Form 10-Q
period 2009-06-30
Great American Group, Inc.
filed 2009-08-31
CIK 1464790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-159644

GREAT AMERICAN GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-0223495
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

21860 Burbank Boulevard, Suite 300 South Woodland Hills, CA	91367
(Address of Principal Executive Offices)	(Zip Code)

(818) 884-3737

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 27, 2009, there were 29,906,626 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GREAT AMERICAN GROUP, INC. AND SUBSIDIARY

(a development stage company)

(a wholly-owned subsidiary of Alternative Asset Management Acquisition Corp.)

Condensed Consolidated Balance Sheet

June 30, 2009

(Unaudited)

Assets

Current assets:
Cash	$100

Total currents assets	100

Total assets	$100

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accrued expenses	$5,000

Total current liabilities	5,000

Commitments and contingencies

Stockholders’ Deficiency:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	—
Common stock, $0.0001 par value; 135,000,000 shares authorized; 100 shares issued and outstanding	—
Additional paid-in capital	100
Deficit accumulated during development stage	(5,000)

Total stockholders’ deficiency	(4,900)

Total liabilities and stockholders’ deficiency	$100

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARY

(a development stage company)

(a wholly-owned subsidiary of Alternative Asset Management Acquisition Corp.)

Condensed Consolidated Statement of Operations

For the Period From May 7, 2009 (Inception) Through June 30, 2009

(Unaudited)

Formation and operating costs	$(5,000)

Loss from operations	(5,000)

Net loss	$(5,000)

Weighted average number of common shares outstanding—basic and diluted	100

Basic and diluted net loss per share	$(50)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARY

(a development stage company)

(a wholly-owned subsidiary of Alternative Asset Management Acquisition Corp.)

Condensed Consolidated Statement of Changes In Stockholders’ Deficiency

For the Period From May 7, 2009 (Inception) Through June 30, 2009

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Deficiency
	Shares	Amount	Shares	Amount
Issuance of stock to initial stockholder on May 7, 2009—100 shares at $1.00 per share	—	$—	100	$—	$100	$—	$100
Net loss for the period from May 7, 2009 (Inception) through June 30, 2009	—	—	—	—	—	(5,000)	(5,000)

Balance, June 30, 2009	—	$—	100	$—	$100	$(5,000)	$(4,900)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARY

(a development stage company)

(a wholly-owned subsidiary of Alternative Asset Management Acquisition Corp.)

Condensed Consolidated Statement of Cash Flows

For the Period From May 7, 2009 (Inception) Through June 30, 2009

(Unaudited)

Cash flows from operating activities:
Net loss	$(5,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Increase in:
Accrued expenses	5,000

Net cash provided by (used in) operating activities	—

Cash flows from financing activities:
Proceeds from issuance of common stock to initial stockholder	100

Net cash provided by financing activities	100

Net increase in cash and cash equivalents	100

Cash, beginning of period	—

Cash, end of period	$100

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARY

(a development stage company)

(a wholly-owned subsidiary of Asset Management Acquisition Corp.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Great American Group, Inc. (a development stage company) (the “Company”), was incorporated under the laws of the state of Delaware on May 7, 2009. The Company was formed as a wholly-owned subsidiary of Alternative Asset Management Acquisition Corp. (“AAMAC”), for the purpose of effecting the merger of AAMAC with the Company’s wholly-owned subsidiary, AAMAC Merger Sub, Inc. (“Merger Sub”), and its acquisition of Great American Group, LLC (“GAG, LLC”), a California limited liability company, all as more fully described in Note 2. For the period from May 7, 2009 (Inception) through June 30, 2009, the activities of the Company were limited to its organization, the preparation of a registration statement and other matters related to the merger between AAMAC and Merger Sub and the Company’s acquisition of GAG, LLC. At June 30, 2009, the Company and Merger Sub were each a “shell company” and conducted no business operations and did not own or lease any real estate or other property. The Company has selected December 31 as its fiscal year end.

On July 31, 2009, the members of GAG, LLC (the “Great American Members”) contributed all of their membership interests of GAG, LLC to the Company (the “Contribution”) in exchange for 10,560,000 shares of common stock of the Company and consideration in the form of a subordinated unsecured promissory note (the “Note”) issued in favor of the Great American Members and the phantom equityholders of GAG, LLC (the “Phantom Equityholders”, and together with the Great American Members, the “Contribution Consideration Recipients”). The Note was issued in an aggregate principal amount of $55,616,890 which is $60,000,000 less $4,383,110, the amount of the payments made from AAMAC’s trust account to the Contribution Consideration Recipients in connection with the consummation of the Acquisition in accordance with the Purchase Agreement, as more fully described in Note 2. The Note matures on July 31, 2014 and bears interest at a rate of 12% per annum. Interest on the Note is payable quarterly in arrears on January 31st, April 30th, July 31st, and October 31st of each year, with the first payment due on October 31, 2009. One-fifth of the principal amount of the Note, including any accrued and unpaid interest thereon, will be payable on each anniversary of the date of issuance of the Note through July 31, 2014. On August 28, 2009, the Note was replaced with separate subordinated unsecured promissory notes issued in favor of each of the Contribution Consideration Recipients. The material terms of the individual notes are the same as those of the Note.

Concurrently with the Contribution, AAMAC merged with and into Merger Sub (the “Merger” and, together with the Contribution, the “Acquisition”). As a result of the Acquisition, GAG, LLC and AAMAC became wholly-owned subsidiaries of the Company.

In connection with the Merger, (i) each of the 10,923,313 shares of AAMAC common stock outstanding at the effective time of the Merger were exchanged for 2.0 shares of the Company’s common stock and (ii) each of the 46,025,000 outstanding AAMAC warrants, which were exercisable for one share of AAMAC common stock, were exchanged for a warrant exercisable for one share of the Company’s common stock. The units of AAMAC were separated into the component common stock and warrant, each of which participated in the Acquisition as described in the preceding sentence. Pursuant to that certain letter agreement, dated as of May 14, 2009 (as subsequently amended, the “Letter Agreement”), by and among the Company, AAMAC, GAG, LLC and OHL Limited, STC Investment Holdings LLC, Solar Capital, LLC, Jakal Investments LLC and AAMAC’s former directors and officers (collectively, the “AAMAC Founders”), the AAMAC Founders agreed to cancel 7,850,000 shares of their AAMAC common stock before the consummation of the Acquisition and to cancel 2,500,000 shares of the Company’s common stock that they received in exchange for their AAMAC common stock. The remaining 2,500,000 shares held by the AAMAC Founders are being held in escrow, of which 1,500,000 shares are subject to restrictions on disbursements for a period of one year from the closing of the Acquisition and the remaining 1,000,000 shares are subject to escrow until GAG, LLC achieves any one of the Adjusted EBITDA targets as discussed below. The 1,000,000 shares, which are subject to voting restrictions while in escrow, will be forfeited and cancelled if GAG, LLC fails to achieve any of the Adjusted EBITDA targets.

The number of shares of common stock of the Company issued and outstanding upon consummation of the Acquisition on July 31, 2009 is summarized as follows:

Number of Shares
AAMAC Public Shares outstanding prior to the Acquisition	41,400,000
AAMAC Founder shares (1)	2,500,000

Total AAMAC shares outstanding prior to the Acquisition	43,900,000
AAMAC shares converted to a pro rata share portion of AAMAC’s trust account (2)	(11,835,425)
AAMAC shares purchased pursuant to stock purchase agreements (3)	(21,141,262)

Total AAMAC shares outstanding immediately prior to the effective time of the Acquisition	10,923,313
Share exchange ratio (2.00 to 1)	2x

Common shares issued in connection with the Acquisition	21,846,626
Common shares issued as purchase consideration to Great American Members	10,560,000
Common shares forfeited by AAMAC Founders in accordance with Letter Agreement	(2,500,000)

Total common shares outstanding at closing, July 31, 2009	29,906,626

(1)	Reflects the cancellation of 7,850,000 shares held by the AAMAC Founders immediately prior to the consummation of the Acquisition.
(2)	Reflects the 11,835,425 AAMAC shares, representing 28.59% of the shares sold in AAMAC’s initial public offering, that were converted into a pro rata portion of the funds in the AAMAC trust account in connection with the consummation of the Acquisition.
(3)	Prior to AAMAC’s stockholder meeting on July 31, 2009, AAMAC entered into stock purchase agreements with several third parties pursuant to which AAMAC agreed to purchase such parties’ AAMAC shares in connection with the Acquisition and such parties agreed to give AAMAC’s management proxies to vote their AAMAC shares in favor of the Acquisition.

The Acquisition also provides for the issuance of (i) 1,440,000 shares of common stock of the Company to the Phantom Equityholders subject to vesting requirements set forth in the Purchase Agreement and (ii) 6,000,000 additional shares of common stock of the Company to the Contribution Consideration Recipients (the “Contingent Stock Consideration”) upon GAG, LLC’s achievement of the Adjusted EBITDA targets as more fully described in Note 2.

As a result of the Acquisition, the former shareholders of AAMAC have an approximate 63% voting interest in the Company and the Great American Members have an approximate 37% voting interest in the Company as of July 31, 2009. The Acquisition will be accounted for as a reverse merger accompanied by a recapitalization of the Company. Under this accounting method, GAG, LLC is considered the acquirer for accounting purposes because it has obtained effective control of the Company and AAMAC as a result of the Acquisition. This determination was primarily based on the following facts: the Great American Members’ retention of a significant minority voting interest in the Company; the Great American Members’ appointment of a majority of the Company’s initial board of directors; GAG, LLC’s operations comprising the ongoing operations of the Company; and GAG, LLC’s senior management service as the senior management of the Company. Under this method of accounting, the recognition and measurement provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”) do not apply and therefore, the Company will not recognize any goodwill or other intangible assets based upon fair value or related amortization expense associated with amortizable intangible assets. Instead, the share exchange transaction utilizes the capital structure of the Company with AAMAC surviving as a subsidiary and the assets and liabilities of GAG, LLC are recorded at historical cost.

Because the Acquisition was not consummated on or before June 30, 2009, the accompanying condensed consolidated financial statements and notes reflect only the financial results of Great American Group, Inc. and its subsidiary, unless otherwise indicated.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 2009, and the selected condensed consolidated statements of operations, cash flows and changes in stockholders’ deficiency from May 7, 2009 (Inception) through June 30, 2009 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the same basis as the audited financial statements as of and for the period from May 7, 2009 (Inception) through May 22, 2009 included in the Company’s Registration Statement on Form S-4 that was declared effective by the Securities and Exchange Commission (“SEC”) on July 17, 2009 and, in the opinion of the Company’s management, reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2009 and the results of its operations and cash flows for the period from May 7, 2009 (Inception) through June 30, 2009. The financial data and other information disclosed in the notes to the condensed consolidated financial statements are also unaudited. The results for the period from May 7, 2009 (Inception) through June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or for any other interim period or for any future year.

Management of the Company has evaluated the effects of all subsequent events through August 31, 2009 to determine if events or transactions occurring through August 31, 2009 require potential adjustment or disclosure in the unaudited condensed consolidated financial statements.

Fair Value of Financial Instruments

The carrying value of cash and accrued expenses approximate fair value due to their short-term maturity.

Net Loss Per Share

The Company follows the provisions of SFAS No. 128, “Earnings Per Share” (“SFAS 128”). In accordance with SFAS 128, earnings (loss) per common share amounts (“Basic EPS”) is computed by dividing earnings by the weighted average number of common shares outstanding for the period. Earnings (loss) per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. SFAS 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Statement of Operations. The Company does not have any potentially dilutive instruments outstanding.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of Great American Group, Inc. (a development stage company) and its wholly-owned subsidiary, AAMAC Merger Sub, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Organization Costs

Organization costs of $5,000 consist of legal and incorporation fees, incurred through the balance sheet date that are related to the formation of the corporation and its wholly-owned subsidiary, and were expensed as incurred.

Income Taxes

On May 7, 2009, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company has identified its federal tax return and its state and city tax returns in New York as “major” tax jurisdictions, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on May 7, 2009, the evaluation was performed for its anticipated filing for the 2009 tax year. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. No liability for unrecognized tax benefits was required to be reported at June 30, 2009.

The Company’s policy regarding recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from May 7, 2009 (Inception) through June 30, 2009. Management does not expect the Company’s unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combination (“SFAS 141R”). SFAS 141R changes accounting for acquisitions that close beginning in 2009 in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research & development and restructuring costs. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141R promotes greater use of fair values in financial reporting. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Some of the changes will introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141R did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141R-1”). FSP FAS 141R-1 amends SFAS No. 141R regarding the initial recognition and measurement of contingencies acquired or assumed in a business combination. FSP FAS 141R-1 requires recognition at fair value of such contingencies if the acquisition-date fair value can be determined during the measurement period. FSP FAS 141R-1 became effective for us for contingent assets and liabilities arising from business combinations with acquisition dates on or after January 1, 2009. The adoption of FSP FAS 141R-1 did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material impact on the Company’s condensed consolidated financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires disclosure of the date through which subsequent events have been evaluated and whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted SFAS No. 165 for the quarter ended June 30, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”) to replace a quantitative analysis with a qualitative analysis of interests in variable interest entities for the purpose of determining the primary beneficiary of a variable interest entity. SFAS No. 167 also requires companies to more frequently assess whether they must consolidate a variable interest entity. The provisions of SFAS No. 167 will be effective for the Company on January 1, 2010. The Company is currently evaluating the impact of SFAS No. 167 on its consolidated financial statements, however, the Company’s management does not expect the adoption of this standard will have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”) and establishes The FASB Accounting Standards Codification as the source of authoritative GAAP recognized by the FASB. SFAS No. 168 will be effective for the Company’s quarter ending September 30, 2009. SFAS No. 168 does not change GAAP and the Company’s adoption of SFAS No. 168 will not have a material impact on our condensed consolidated financial statements.

NOTE 2—ACQUISITION

On May 14, 2009, the Company entered into an Agreement and Plan of Reorganization, which was subsequently amended by Amendment No. 1 to Agreement and Plan of Reorganization dated as of May 29, 2009, Amendment No. 2 to Agreement and Plan of Reorganization dated as of July 8, 2009, and Amendment No. 3 to Agreement and Plan of Reorganization dated as of July 29, 2009 (as amended, the “Purchase Agreement”), with AAMAC, Merger Sub, the Great American Members and the representative of Great American Members. Pursuant to the terms of the Purchase Agreement, the Acquisition was consummated on July 31, 2009 and the Great American Members contributed all of their membership interests of GAG, LLC to the Company in exchange for 10,560,000 shares of common stock of the Company and consideration in the form of the Note. Concurrently with the Contribution, AAMAC merged with and into Merger Sub and GAG, LLC and AAMAC became wholly-owned subsidiaries of the Company.

In connection with the Merger, (i) each of the 10,923,313 shares of AAMAC common stock which were outstanding immediately prior to the effective time of the Acquisition were exchanged for 2.0 shares of the Company’s common stock and (ii) each of the 46,025,000 outstanding AAMAC warrants, which were exercisable for one share of AAMAC common stock, were exchanged for a warrant exercisable for one share of the Company’s common stock. The units of AAMAC were separated into the component common stock and warrant, each of which participated in the Acquisition as described in the preceding sentence. Pursuant to the Letter Agreement, the AAMAC Founders agreed to cancel 7,850,000 shares of their 10,350,000 shares of AAMAC common stock before the consummation of the Acquisition and to cancel 2,500,000 shares of the Company’s common stock that they received in exchange for their AAMAC common stock. In accordance with the Letter Agreement, of the 2,500,000 shares of the Company’s common stock the AAMAC Founders received in exchange for their AAMAC shares, 1,500,000 of such shares are being held in escrow and subject to restrictions on disbursements for a period of one year from the closing of the Acquisition and the remaining 1,000,000 of such shares will continue to be held in escrow until GAG, LLC’s achievement of any one of the Adjusted EBITDA targets discussed below. The 1,000,000 shares, which are subject to voting restrictions while in escrow, will be forfeited and cancelled if GAG, LLC fails to achieve any of the Adjusted EBITDA targets discussed below.

The Purchase Agreement provides for the issuance of 1,440,000 shares of common stock of the Company to the Phantom Equityholders pursuant to vesting provisions as follows: 50% vesting in six months, 25% vesting in twelve months and the remaining 25% vesting in eighteen months from the closing date of the Acquisition.

The Purchase Agreement also provides for the issuance of 6,000,000 additional shares of common stock (the “Contingent Stock Consideration”) to the Contribution Consideration Recipients as follows: (a) in the event GAG, LLC achieves any one of (i) $45,000,000 in Adjusted EBITDA (as defined in the Purchase Agreement) for the 12 months ending December 31, 2009, (ii) $47,500,000 in Adjusted EBITDA for the 12 months ending March 31, 2010, or (iii) $50,000,000 in Adjusted EBITDA for the 12 months ending June 30, 2010, the Company will be obligated to issue to the Contribution Consideration Recipients 2,000,000 shares of the Contingent Stock Consideration; (b) in the event GAG, LLC achieves $55,000,000 in Adjusted EBITDA (as defined in the Purchase Agreement) for the fiscal year ending December 31, 2010, then the Company will be obligated to issue to the Contribution Consideration Recipients 2,000,000 shares of the Contingent Stock Consideration; and (c) in the event GAG, LLC achieves $65,000,000 in Adjusted EBITDA (as defined in the Purchase Agreement) for the fiscal year ending December 31, 2011, then the Company will be obligated to issue to the Contribution Consideration Recipients 2,000,000 shares of the Contingent Stock Consideration; provided, however, that if the Company does not achieve the December 31, 2010 Adjusted EBITDA target but does achieve the December 31, 2011 Adjusted EBITDA target, then the Company will be obligated to issue to the Contribution Consideration Recipients 4,000,000 shares of the Contingent Stock Consideration. The Company’s issuance of Contingent Stock Consideration will be in accordance with the vesting schedule described below and in accordance with the Purchase Agreement.

The Contingent Stock Consideration will be issued to each of the Contribution Consideration Recipients to the extent earned and with respect to the applicable target period, in three equal installments, beginning on the first anniversary of the closing of the Acquisition and issuable on each anniversary of the closing of the Acquisition thereafter in accordance with the Purchase Agreement.

The Great American Members received from GAG, LLC, promptly following the closing date of the Acquisition, distributions of the unrestricted cash and cash equivalents held by GAG, LLC (after giving effect to the repayment of certain debt obligations of GAG, LLC in an outstanding principal amount of $2,985,000) of approximately $18,815,000. The Purchase Agreement also provided for an additional cash distribution to the Great American Members in an amount by which the final adjusted working capital of GAG, LLC, as defined therein, was greater than $6,000,000 at the closing of the Acquisition. If the final adjusted working capital of GAG, LLC was less than $6,000,000, the Company is entitled to receive, solely in the form of shares held in escrow as described below (which shares for purposes of this calculation are deemed valued at $9.84 per share), an amount equal to such working capital shortfall as described below.

In connection with the consummation of the Acquisition, the Company entered into that certain Escrow Agreement, dated as of July 31, 2009 (the “Escrow Agreement”), with GAG, LLC, the Great American Members and an escrow agent to provide a fund for, among other things, breaches of representations and warranties of GAG, LLC to AAMAC, to offset against any working capital shortfall in accordance with the Purchase Agreement, and to offset against any inventory amount shortfall (collectively the “Escrow Claims”). Pursuant to the Escrow Agreement, the Contribution Consideration Recipients placed in escrow an aggregate of 1,500,000 shares of the Company’s common stock (the “Escrowed Indemnification Stock”).

The first 600,000 shares of the Escrowed Indemnification Stock will be released from escrow on the day that is the 30th day after the date the Company files its annual report on Form 10-K for the year ending December 31, 2009 with the SEC (the “First Escrow Release Date”), less that portion of the shares applied in satisfaction of, or reserved with respect to, the Escrow Claims, if any. The remaining Escrowed Indemnification Stock shall be released on the day that is the 30th day after the date the Company files its annual report on Form 10-K for the year ended December 31, 2010 with the SEC (the “Final Escrow Release Date”), less that portion of the shares applied in satisfaction of, or reserved with respect to, Escrow Claims. In the event there are any Escrow Claims properly and timely delivered pursuant to the Purchase Agreement that remain unresolved at the time of the First Escrow Release Date or the Final Escrow Release Date, a portion of the Escrowed Indemnification Stock will remain in escrow until such claims are resolved, at which time the remaining Escrowed Indemnification Stock shall be promptly returned to the Contribution Consideration Recipients.

In connection with the consummation of the Acquisition, AAMAC entered into Amendment No. 1 to the Amended and Restated Warrant Agreement with a transfer agent (the “Warrant Agreement”) to amend the terms of the Warrant Agreement governing the AAMAC warrants exercisable for shares of AAMAC common stock in order to (i) require the redemption of all of the outstanding warrants, including those held by the former AAMAC sponsors, at a price of $0.50 per warrant at any time on or prior to the 90th day following the Acquisition (the “Warrant Redemption”), (ii) delay the commencement of the exercisability of the warrants from immediately following the Acquisition to the 91st day following the consummation of the Acquisition and (iii) preclude any adjustment of the warrants as a result of the Acquisition ((i), (ii), and (iii) collectively, the “Warrant Amendment”). The Warrant Agreement and the Warrant Amendment govern the 46,025,000 outstanding warrants of the Company issued in exchange for AAMAC warrants in connection with the Acquisition. $23,012,500 of the funds received from AAMAC in connection with the Acquisition was deposited in a separate account with the transfer agent pending conduct of the Warrant Redemption.

On July 31, 2009, $407,785,575 was held in AAMAC’s trust account. Upon consummation of the Acquisition, the funds were disbursed as follows: $116,577,671 to stockholders who voted against the transaction and elected to convert their shares to a pro rata portion of the AAMAC trust account (approximately $9.85 per share) and $208,834,228 to the third parties who entered into stock purchase agreements with AAMAC pursuant to which AAMAC agreed to purchase such parties’ AAMAC shares in connection with the Acquisition and such third parties agreed to give AAMAC’s management proxies to vote such shares in favor of the Acquisition. The remaining $82,373,676 from AAMAC’s trust account and $451,031 of operating funds held by AAMAC (totaling $82,824,707) were received by the Company upon consummation of the Acquisition. Of this amount, $10,476,332 was used to pay expenses and certain investment banking fees associated with the transaction and $4,383,110 was distributed to the Contribution Consideration Recipients as a closing payment (which reduced the principal amount of the Note from $60,000,000 to $55,616,890), and $23,012,500 was deposited in a separate account with the transfer agent pending conduct of the Warrant Redemption, resulting in net proceeds to the Company of $44,952,765. The net proceeds received by the Company are expected to be used for general working capital purposes of the Company and GAG, LLC.

Pro Forma Balance Sheet for the Acquisition

The following table presents the unaudited pro forma condensed balance sheet information of the Company as of June 30, 2009. The unaudited pro forma balance sheet information as of June 30, 2009 gives effect to the Acquisition being accounted for as a reverse merger accompanied by a recapitalization of the Company as though the Acquisition had occurred on June 30, 2009. The condensed pro forma balance sheet is presented for informational purposes only and is not intended to present what the Company’s financial position would have been had the Acquisition occurred on June 30, 2009 and it is not intended to project the Company’s financial position as of any future date. The unaudited pro forma condensed balance sheet information gives effect to (1) the net proceeds the Company received from AAMAC’s trust account and operating funds after the payment of expenses and fees associated with the transaction; (2) cash disbursed to the Great American Members for estimated working capital of GAG, LLC in excess of $6.0 million; (3) the closing payment and increase in long-term debt to the Contribution Consideration Recipients related to the Note; (4) the deposit of funds in a separate account with the transfer agent pending conduct of the Warrant Redemption; (5) the elimination of the liability for accrued compensation plans to the Contribution Consideration Recipients; (6) the recognition of the Warrant Redemption liability; (7) recognition of deferred income taxes; (8) the impact on equity as a result of the aforementioned items.

Pro forma June 30, 2009
Cash	$44,811
Restricted cash	30,240
Total current assets	101,083
Total assets	$108,990

Warrant redemption liability	$23,013
Current portion of long-term debt	12,405
Total current liabilities	56,118
Long-term debt and note payable to Great American Members and Phantom Equityholders	55,768
Total liabilities	112,450
Total stockholders deficit	(3,460)
Total liabilities and stockholders deficit	$108,990

Pro forma Results for the Acquisition

The following table presents the unaudited pro forma results for the three and six months ended June 30, 2009 and 2008. The unaudited pro forma financial information for the three and six months ended June 30, 2009 and 2008 combines the results of operations of the Company and GAG, LLC as if the Acquisition had occurred on January 1, 2009 and January 1, 2008, respectively. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Acquisition had occurred on the dates indicated. The unaudited pro forma results presented include the effects of (1) adjustments to stock-based compensation expense for the issuance of shares to the Phantom Equityholders; (2) eliminating historical compensation charges for GAG, LLC’s deferred compensation plan; (3) incremental compensation expenses for employment agreements executed in connection with the Acquisition; (4) adjustments for interest expense for the note payable issued to the Contribution Consideration Recipients; and (5) related tax effects.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Total revenues	$15,040	$16,048	$56,928	$28,469
Net income (loss)	$(882)	$(1,743)	$10,315	$(3,859)
Basic and diluted net income (loss) per share	$(0.03)	$(0.06)	$0.34	$(0.13)
Basic and diluted weighted average shares	29,906	29,906	29,906	29,906

NOTE 3—PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. There are no shares of preferred stock outstanding.

NOTE 4—COMMON STOCK

The Company is authorized to issue 135,000,000 shares of common stock. On May 7, 2009, the Company issued 100 shares of common stock to AAMAC, its initial stockholder, for $100 in cash, at a purchase price of $1.00 per share. As more fully discussed in Note 1, as of the closing date of the Acquisition on July 31, 2009, the Company had 29,906,626 shares of common stock outstanding.

NOTE 5—SUBSEQUENT EVENTS

On July 8, 2009, the Purchase Agreement was amended to provide for a reduction in the purchase price and to increase the exchange offer whereby the Company will exchange 1.23 shares of common stock for each share of AAMAC common stock upon closing the Acquisition. The purchase price was reduced to 12,000,000 in shares of stock, $60,000,000 in cash, payable at closing, and contingent consideration of up to 6,000,000 shares and $10,000,000 in cash. On July 28, 2009, the Purchase Agreement was further amended to provide for a reduction in the purchase price to the issuance of the Note in lieu of cash at closing, to eliminate the contingent cash payment, and to increase the exchange offer whereby the Company would issue 2.00 shares of common stock in exchange for each share of AAMAC common stock upon closing the Acquisition. The Acquisition was consummated on July 31, 2009 as more fully described in Note 2.

Employment Agreements

In connection with the consummation of the Acquisition, the Company entered into separate employment agreements with four of its executive officers, the Chief Executive Officer, the Vice Chairman and President, the Chief Financial Officer, and the Executive Vice President of Retail Services (the “Employment Agreements”). The Employment Agreements have no defined length of employment. Either party to each Employment Agreement may terminate the employment relationship at any time, subject to possible severance payments as set forth below. Each Employment Agreement provides for a base salary and annual bonuses set by the Compensation Committee of the Board of Directors of the Company, an annual increase in base salaries of no less than five percent and a monthly automobile allowance. Each of the Employment Agreements provides for the payment of severance ranging from 12 to 24 months following the date of termination, as defined therein.

Amendment to Wells Fargo Credit Agreement

On August 27, 2009, the Company entered into the First Amendment to Credit Agreement (the “Credit Agreement Amendment”) with Wells Fargo Retail Finance, LLC (“Wells Fargo”), which amended the terms of the credit agreement to reflect the Company’s ownership of GAG, LLC and, indirectly, its ownership of Great American Group WF, LLC, the borrower under the credit agreement, after the consummation of the Acquisition. In connection with the execution of the Credit Agreement Amendment, the Company also entered into a First Amended and Restated Limited Guaranty in favor of Wells Fargo which, among other things, revised the definition of “Guarantor” to include the Company.

Director Compensation

On August 25, 2009, each non-employee director was awarded 8,113 restricted share units in connection with his initial grant of $40,000 and 10,142 restricted share units in connection with his annual grant of $50,000. Such restricted share units are subject to a one-year vesting period that commenced on July 31, 2009. In addition, each non-employee director will receive annual fees of $40,000, payable in equal quarterly installments. The chairpersons of the Audit Committee, the Compensation Committee and the Corporate Governance Committee will receive annual fees of $12,000, $8,000 and $4,000, respectively.

Great American Group, Inc. Amended and Restated 2009 Stock Incentive Plan

In connection with the consummation of the Acquisition, the Company assumed the AAMAC 2009 Stock Incentive Plan which was adopted by the AAMAC stockholders on July 31, 2009 (as assumed, the “Incentive Plan”). In accordance with Section 13(a) of the Incentive Plan, in connection with the Company’s assumption of the Incentive Plan, the Board of Directors adjusted the maximum number of shares that may be delivered under the Incentive Plan to 15,644,000 to account for the two-for-one exchange ratio of Company common stock for AAMAC common stock in the Acquisition. On August 19, 2009, the Board of Directors approved the amendment and restatement of the Incentive Plan which adjusted the number of shares of the Company reserved for issuance thereunder to 7,822,000.

Other Stock Awards

On August 19, 2009, the Board of Directors approved the issuance of an aggregate of 115,852 shares of restricted stock to three investment banks that provided investment banking services to GAG, LLC, AAMAC and the Company in satisfaction of payment for a portion of fees incurred in connection with the Acquisition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except as otherwise required by the context, references in this Quarterly Report to:

•

“Great American,” “the “Company,” “our company,” “we,” “us” or “our” refer to the combined business of Great American Group, Inc. and all of its subsidiaries after giving effect to (i) the contribution to Great American Group, Inc. of all of the membership interests of Great American Group, LLC by the members of Great American, which transaction is referred to herein as the Contribution, and (ii) the merger of Alternative Asset Management Acquisition Corp. with and into its wholly-owned subsidiary, AAMAC Merger Sub, Inc., in each case, which occurred on July 31, 2009, referred to herein as the “Merger”. The Contribution and Merger are referred to herein collectively as the “Acquisition”;

•

“GAG, Inc. ““ refers to Great American Group, Inc. and its wholly-owned subsidiary, AAMAC Merger Sub, Inc., without regard to the acquisition of Great American Group, LLC which was consummated on July 31, 2009;

•	“GAG, LLC” refers to Great American Group, LLC prior to the Acquisition;

•	“the Great American Members” refers to the members of Great American Group, LLC prior to the Acquisition;

•	“Phantom Equityholders” refers to the phantom equityholders of Great American Group, LLC prior to the Acquisition; and

•	“AAMAC” refers to Alternative Asset Management Acquisition Corp. prior to the Acquisition.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements in this Quarterly Report are known as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements may relate to, among other things:

•	the benefits of the Acquisition;

•	our future financial performance following the Acquisition;

•	our revenues and results of operations fluctuate due the variability in the mix of revenues from the auction and liquidation solutions business;

•	our dependence on financial institutions as primary clients for our valuation and appraisal services business;

•	the impact on our business by changing economic and market conditions;

•	the liability we may face or the harm to our reputation resulting from claims of inaccurate appraisal or valuation;

•	our ability to effectively compete or gain market share from our competitors;

•	our ability to attract and retain qualified personnel;

•	the international expansion of our services;

•	our ability to incur additional indebtedness; and

•	our ability to meet current obligations under our credit facilities.

These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in “Part II—Item 1A. Risk Factors” contained in this Quarterly Report. You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Quarterly Report was filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent periodic reports filed with the SEC on Forms 10-K, 10-Q and 8-K and Schedule 14A.

The Acquisition

On July 31, 2009, GAG, Inc., GAG, LLC and AAMAC completed the Acquisition pursuant to the Agreement and Plan of Reorganization, dated as of May 14, 2009, as amended by Amendment No. 1 to Agreement and Plan of Reorganization, dated as of May 29, 2009, Amendment No. 2 to Agreement and Plan of Reorganization, dated as of July 8, 2009, and Amendment No. 3 to Agreement and Plan of Reorganization, dated as of July 28, 2009 (as amended, the “Purchase Agreement”), by and among AAMAC, GAG, Inc., then a wholly-owned subsidiary of AAMAC, Merger Sub, then a wholly-owned subsidiary of GAG, Inc., GAG, LLC, the Great American Members and the representative of the Great American Members. Pursuant to the Purchase Agreement, the Great American Members contributed all of their membership interests of GAG, LLC to GAG, Inc. and concurrently therewith, AAMAC merged with and into Merger Sub. As a result of the Acquisition, GAG, LLC and AAMAC became subsidiaries of GAG, Inc.

Pursuant to the terms of the Purchase Agreement, at the effective time of the Acquisition, (i) each outstanding share of AAMAC common stock, par value $.0001 per share, was exchanged for two shares of common stock, par value $.0001 per share, of GAG, Inc.; (ii) each outstanding warrant to purchase AAMAC common stock was exchanged for a warrant to purchase GAG, Inc. common stock; and (iii) each outstanding unit of AAMAC was separated into one share of AAMAC common stock and a warrant to purchase one share of AAMAC common stock, both of which were exchanged pursuant to clauses (i) and (ii) above, respectively.

As a result of the Acquisition, the former shareholders of AAMAC have an approximate 63% voting interest in Great American and the Great American Members have an approximate 37% voting interest in Great American as of July 31, 2009. The Acquisition will be accounted for as a reverse merger accompanied by a recapitalization of Great American. Under this accounting method, Great American is considered the acquirer for accounting purposes because it has obtained effective control of AAMAC as a result of the Acquisition. This determination was primarily based on the following factors: the Great American Members’ retention of a significant minority voting interest in the Company; the Great American Members’ appointment of a majority of the Company’s initial board of directors; Great American’s operations comprising the ongoing operations of the Company; and Great American’s senior management service as the senior management of the Company. Under this method of accounting, the recognition and measurement provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”) do not apply and therefore, the Company will not recognize any goodwill or other intangible assets based upon fair value or related amortization expense associated with amortizable intangible assets. Instead, the share exchange transaction utilizes the capital structure of AAMAC and the assets and liabilities of Great American are recorded at historical cost.

In connection with the consummation of the Acquisition, AAMAC entered into Amendment No. 1 to the Amended and Restated Warrant Agreement with a transfer agent (the “Warrant Agreement”) to amend the terms of the Warrant Agreement governing the AAMAC warrants exercisable for shares of AAMAC common stock in order to (i) require the redemption of all of the outstanding warrants, including those held by the former AAMAC sponsors, at a price of $0.50 per warrant at any time on or prior to the 90th day following the Acquisition (the “Warrant Redemption”), (ii) delay the commencement of the exercisability of the warrants from immediately following the Acquisition to the 91st day following the consummation of the Acquisition and (iii) preclude any adjustment of the warrants as a result of the Acquisition (the “Warrant Amendment”). The Warrant Agreement and the Warrant Amendment govern the 46,025,000 outstanding warrants of the Company issued in exchange for AAMAC warrants in connection with the Acquisition. $23,012,500 of the funds received by GAG, Inc. from AAMAC in connection with the Acquisition was deposited in a separate account with the transfer agent pending conduct of the Warrant Redemption.

Because the Acquisition was not consummated on or before June 30, 2009, in accordance with the applicable Federal securities regulations, the following discussion (other than the section entitled “Overview”) and the financial statements included elsewhere in this Quarterly Report reflect only the financial results of GAG, Inc. The section below entitled “Overview” provides a discussion of the combined business previously conducted by GAG, LLC. The following discussion includes certain forward-looking statements. For a discussion of important factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Part II —Item 1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report.

Overview

GAG, Inc. was incorporated under the laws of the state of Delaware on May 7, 2009. GAG, Inc. was formed as a wholly-owned subsidiary of AAMAC. Since its inception in May 2009 and until the completion of the Acquisition on July 31, 2009, GAG, Inc.’s activities were limited to its organization, the preparation and filing with the Securities and Exchange Commission (“SEC”) of a Registration Statement on Form S-4, and other matters related to the Acquisition. Throughout the fiscal quarter ended June 30, 2009, GAG, Inc. was a “shell company” conducting no business operations or owning or leasing any real estate or other property. Accordingly, GAG, Inc.’s only assets prior to the Acquisition arose from the issuance of 100 shares of its common stock to AAMAC, GAG, Inc.’s sole stockholder prior to the Acquisition, upon its inception. For additional information on the Acquisition, see Note 2 and Note 5 to GAG, Inc.’s condensed consolidated financial statements included elsewhere in this Quarterly Report.

As a result of our acquisition of GAG, LLC on July 31, 2009, we are now a leading provider of asset disposition and valuation and appraisal services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional service firms. We operate our business in two segments: auction and liquidation solutions and valuation and appraisal services. Our auction and liquidation divisions seek to assist clients in maximizing return and recovery rates through the efficient disposition of assets. Such assets include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property. Our valuation and appraisal services division provides our clients with independent appraisals in connection with asset-based loans, acquisitions, divestitures and other business needs. These services are provided to a wide range of retail, wholesale and industrial companies, as well as lenders, capital providers, private equity investors and professional service firms throughout the United States and Canada.

Our significant industry experience, network of highly skilled employees and independent contractors allow us to tailor our auction and liquidation solutions to the specific needs of a multitude of clients, logistical challenges and distressed circumstances. We have established appraisal and valuation methodologies and practices in a broad array of asset categories which have made us a recognized industry leader. Furthermore, our scale and pool of resources allow us to offer our services on a nationwide basis.

Together with our predecessors, we have been in business since 1973. For over 35 years, we and our predecessors have provided retail, wholesale and industrial auction and liquidation solutions to clients. Past clients include Boeing, Apple Computers, Circuit City, Friedman’s Jewelers, Hechinger, Mervyns, Tower Records, Eaton’s, Hancock Fabrics, Movie Gallery, Linens N Things, Kmart, Sears, Montgomery Ward, Whitehall Jewelers, Gottschalks, Fortunoff, and Ritz Camera. Since 1995, we have participated in liquidations involving over $23 billion in aggregate asset value and auctioned assets with an estimated aggregate value of over $6 billion.

Our valuation and appraisal services division provides valuation and appraisal services to financial institutions, lenders, private equity investors and other providers of capital. These services primarily include the valuation of assets (i) for purposes of determining and monitoring the value of collateral securing financial transactions and loan arrangements and (ii) in connection with potential business combinations. Our clients include major financial institutions such as Bank of America, Credit Suisse, GE Capital, JPMorgan Chase, Union Bank of California, and Wells Fargo. Our clients also include private equity firms such as Apollo Management, Goldman Sachs Capital Partners, Laurus Funds, Sun Capital Partners and UBS Capital.

Results of Operations

For the period from May 7, 2009 (Inception) through June 30, 2009, GAG, Inc. had a net loss of $5,000. GAG, Inc. did not generate any revenues during this period as it was formed as a wholly-owned subsidiary of AAMAC for the purpose of effecting the Merger and capital stock exchange with AAMAC and its acquisition of GAG, LLC, a California limited liability company, as more fully described in Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. GAG, Inc.’s expenses of $5,000 for the period from May 7, 2009 (Inception) through June 30, 2009 consisted of organization costs for legal and incorporation fees related to the formation of the corporation and its wholly-owned subsidiary. GAG, Inc. and its wholly-owned subsidiary were “shell companies” and conducted no business operations and did not own or lease any real estate or other property.

On July 31, 2009, the Company consummated the Acquisition, whereby the Great American Members contributed all of their membership interests of Great American to the Company in exchange for 10,560,000 shares of common stock of the Company and consideration in the form of a subordinated unsecured promissory note (the “Note”) in favor of the Contribution Consideration Recipients. The Note was issued in an aggregate principal amount of $55,616,890 which is $60,000,000 less $4,383,110, the amount of the payments made from AAMAC’s trust account to the Contribution Consideration Recipients in connection with the consummation of the Acquisition in accordance with the Purchase Agreement, as described in Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. On August 28, 2009, the Note was replaced with separate subordinated unsecured promissory notes issued to each of the Contribution Consideration Recipients. The material terms of the individual notes are the same as those of the Note.

In connection with the Merger, (i) each of the 10,923,313 shares of AAMAC common stock outstanding immediately prior to the effective time of the Merger were exchanged for 2.0 shares of the Company’s common stock and (ii) each of the 46,025,000 outstanding AAMAC warrants, which were exercisable for one share of AAMAC common stock, were exchanged for a warrant exercisable for one share of the Company’s common stock. The units of AAMAC were separated into the component common stock and warrant, each of which participated in the Acquisition as discussed in the preceding sentence. Pursuant to that certain letter agreement, dated as of May 14, 2009 (as subsequently amended, the “Letter Agreement”), by and among GAG, Inc., AAMAC, GAG, LLC and OHL Limited, STC Investment Holdings LLC, Solar Capital, LLC, Jakal Investments LLC and AAMAC’s former directors and officers (collectively, the “AAMAC Founders”), the AAMAC Founders agreed to cancel 7,850,000 shares of their 10,350,000 shares of AAMAC common stock before the consummation of the Acquisition and to cancel 2,500,000 shares of the Company’s common stock that they received in exchange for their AAMAC common stock.

The number of shares of common stock of the Company issued and outstanding upon closing the transaction on July 31, 2009 is summarized as follows:

Number of Shares
AAMAC Public Shares oustanding prior to the Acquisition	41,400,000
AAMAC Founder shares (1)	2,500,000

Total AAMAC shares oustanding prior to the Acquisition	43,900,000
AAMAC shares converted to a pro rata share portion of AAMAC’s trust account (2)	(11,835,425)
AAMAC shares purchased pursuant to stock purchase agreements (3)	(21,141,262)

Total AAMAC shares outstanding immediately prior to the effective time of the Acquisition	10,923,313
Share exchange ratio (2.00 to 1)	2x

Common shares issued in connection with the Acquisition	21,846,626
Common shares issued as purchase consideration to Great American Members	10,560,000
Common shares forfeited by AAMAC Founders in accordance with Letter Agreement	(2,500,000)

Total common shares outstanding at closing, July 31, 2009	29,906,626

(1)	Reflects the cancellation of 7,850,000 shares held by the AAMAC Founders immediately prior to the consummation of the Acquisition.
(2)	Reflects the 11,835,425 AAMAC shares, representing 28.59% of the shares sold in AAMAC’s initial public offering, that were converted into a pro rata portion of the funds in the AAMAC trust account in connection with the consummation of the Acquisition.
(3)	Prior to AAMAC’s stockholder meeting on July 31, 2009, AAMAC entered into stock purchase agreements with several third parties pursuant to which AAMAC agreed to purchase such parties’ AAMAC shares in connection with the Acquisition and such parties agreed to give AAMAC’s management proxies to vote their AAMAC shares in favor of the Acquisition.

The Purchase Agreement provides for the issuance of 1,440,000 shares of common stock of the Company to the Phantom Equityholders subject to certain vesting requirements set forth in the Purchase Agreement. The Purchase Agreement also provides for the issuance of 6,000,000 additional shares of shares of common stock of the Company to the Contribution Consideration Recipients (the “Contingent Stock Consideration”) upon Great American’s achievement of the Adjusted EBITDA targets described in the Purchase Agreement.

On July 31, 2009, $407,785,575 was held in AAMAC’s trust account. Upon consummation of the Acquisition, the funds were disbursed as follows: $116,577,671 to stockholders who voted against the transaction and elected to convert their shares into a pro rata portion of the AAMAC trust account (approximately $9.85 per share) and $208,834,228 to the third parties who entered into stock purchase agreements with AAMAC pursuant to which AAMAC agreed to purchase such parties’ AAMAC shares in connection with the Acquisition and such third parties agreed to give AAMAC’s management proxies to vote their AAMAC shares in favor of the Acquisition. The remaining $82,373,676 from AAMAC’s trust account and $451,031 of operating funds held by AAMAC (totaling $82,824,707) were received by GAG, Inc. upon consummation of the Acquisition. Of this amount, $10,476,332 was used to pay expenses and certain investment banking fees associated with the transaction and $4,383,110 was distributed to the Contribution Consideration Recipients as a closing payment (which reduced the principal amount of the Note from $60,000,000 to $55,616,890), and $23,012,500 was deposited in a separate account with the transfer agent pending conduct of the Warrant Redemption, resulting in net proceeds to GAG, Inc. of $44,952,765. The net proceeds received by GAG, Inc. are expected to be used for general working capital purposes of the Company.

Critical Accounting Policies

GAG, Inc.’s financial statements and the notes to its financial statements contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate, or the use of different estimating methods that could have been selected, could have a material impact on the Company’s results of operations or financial condition.

The following critical accounting policies have been identified that affect the more significant judgments and estimates used in the preparation of the financial statements. Management believes that the following are some of the more critical judgment areas in the application of the Company’s accounting policies that affect its financial condition and results of operations. Management has discussed the application of these critical accounting policies with the Audit Committee. The following critical accounting policies are not intended to be a comprehensive list of all of the Company’s accounting policies or estimates.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Standards

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combination (“SFAS 141R”). SFAS 141R changes accounting for acquisitions that close beginning in 2009 in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research & development and restructuring costs. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141R promotes greater use of fair values in financial reporting. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Some of the changes will introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141R did not have a material impact on GAG, Inc.’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption did not have a material impact on GAG, Inc.’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141R-1”). FSP FAS 141R-1 amends SFAS No. 141R regarding the initial recognition and measurement of contingencies acquired or assumed in a business combination. FSP FAS 141R-1 requires recognition at fair value of such contingencies if the acquisition-date fair value can be determined during the measurement period. FSP FAS 141R-1 became effective for us for contingent assets and liabilities arising from business combinations with acquisition dates on or after January 1, 2009. The adoption of FSP FAS 141R-1 did not have a material impact on GAG, Inc.’s condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material impact on GAG, Inc.’s condensed consolidated financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires disclosure of the date through which subsequent events have been evaluated and whether that date represents the date the financial statements were issued or were available to be issued. GAG, Inc. adopted SFAS No. 165 for the quarter ended June 30, 2009. The adoption of SFAS No. 165 did not have a material impact on GAG, Inc.’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”) to replace a quantitative analysis with a qualitative analysis of interests in variable interest entities for the purpose of determining the primary beneficiary of a variable interest entity. SFAS No. 167 also requires companies to more frequently assess whether they must consolidate a variable interest entity. The provisions of SFAS No. 167 will be effective for the Company on January 1, 2010. We are currently evaluating the impact of SFAS No. 167 on the Company’s consolidated financial statements, however, we do not expect the adoption of this standard will have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”) and establishes The FASB Accounting Standards Codification as the source of authoritative GAAP recognized by the FASB. SFAS No. 168 will be effective for the Company beginning with the quarter ending September 30, 2009. SFAS No. 168 does not change GAAP and the Company’s adoption of SFAS No. 168 is not expected to have a material impact on its condensed consolidated financial statements.

Liquidity and Capital Resources

GAG, Inc. was formed on May 7, 2009 as a wholly-owned subsidiary of AAMAC for the purpose of effecting the Merger and capital stock exchange with AAMAC and its acquisition of GAG, LLC, as more fully described in Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. As of June 30, 2009, GAG, Inc. had available cash of $100 and during the period from May 7 (Inception) through June 30, 2009, did not have any sources of revenue.

On July 31, 2009, $407,785,575 was held in AAMAC’s trust account. Upon consummation of the Acquisition, the funds were disbursed as follows: $116,577,671 to stockholders who voted against the transaction and elected to convert their shares to a pro rata portion of the AAMAC trust account (approximately $9.85 per share) and $208,834,228 to parties who entered into stock purchase agreements as discussed in Note 2 and Note 5 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. The remaining $82,373,676 from AAMAC’s trust account and $451,031 of operating funds held by AAMAC (totaling $82,824,707) were received by GAG, Inc. upon consummation of the Acquisition. Of this amount, $10,476,332 was used to pay expenses and certain investment banking fees associated with the transaction and $4,383,110 was distributed to the Contribution Consideration Recipients as a closing payment (which reduced the principal amount of the Note from $60,000,000 to $55,616,890), and $23,012,500 was deposited in a separate account with the transfer agent pending conduct of the Warrant Redemption, resulting in net proceeds to GAG, Inc. of $44,952,765. The net proceeds received by GAG, Inc. are expected to be used for general working capital purposes of the Company.

In connection with the consummation of the Acquisition, AAMAC entered into Amendment No. 1 to the Amended and Restated Warrant Agreement with a transfer agent (the “Warrant Agreement”) to amend the terms of the Warrant Agreement governing the AAMAC warrants exercisable for shares of AAMAC common stock in order to (i) require the redemption of all of the outstanding warrants, including those held by the former AAMAC sponsors, at a price of $0.50 per warrant at any time on or prior to the 90th day following the Acquisition (the “Warrant Redemption”), (ii) delay the commencement of the exercisability of the warrants from immediately following the Acquisition to the 91st day following the consummation of the Acquisition and (iii) preclude any adjustment of the warrants as a result of the Acquisition ((i), (ii) and (iii) together, the “Warrant Amendment”). The Warrant Agreement and the Warrant Amendment govern the 46,025,000 outstanding warrants of the Company issued in exchange for AAMAC warrants in connection with the Acquisition. $23,012,500 of the funds received from AAMAC in connection with the Acquisition were deposited in a separate account with the transfer agent pending conduct of the Warrant Redemption.

Off Balance Sheet Arrangements

GAG, Inc. has no obligations, assets or liabilities which would be considered off-balance sheet arrangements. GAG, Inc. does not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

GAG, Inc. has not entered into any off-balance sheet financing arrangements and has never established any special purpose entities. GAG, Inc. has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

As of June 30, 2009, GAG, Inc., as a wholly-owned subsidiary of AAMAC, did not have any contractual obligations other than those resulting from the consummation of the Acquisition on July 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk consists of risk related to changes in interest rates. The Company has not used derivative financial instruments for speculation or trading purposes.

As a result of the consummation of the Acquisition on July 31, 2009, the Company is subject to the risk of changes in interest rates since GAG, LLC utilizes borrowings under its credit facilities with GE Capital and Wells Fargo to fund costs and expenses incurred in connection with liquidation contracts. Borrowings under the GE Capital credit facility and the Wells Fargo credit facility bear interest at a floating rate of interest.

The primary objective of the Company’s investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income it receives from its investments without significantly increasing risk. To achieve these objectives, the Company’s investments allow it to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and certificates of deposit. GAG, Inc.’s cash and cash equivalents through June 30, 2009 included amounts in bank checking, certificates of deposit and liquid money market accounts. The Company believes it has minimal interest rate risk. A one percentage point decrease in the average interest rate on GAG, Inc.’s portfolio would have reduced its interest income for 2009 by an immaterial amount.

Item 4T.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Management of GAG, Inc., with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of GAG, Inc.’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2009. GAG, Inc.’s disclosure controls and procedures are designed to ensure that information required to be disclosed by GAG, Inc. in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that GAG, Inc.’s disclosure controls and procedures were effective as of June 30, 2009.

(b) Changes in Internal Control over Financial Reporting

There have been no material changes to GAG, Inc.’s internal control over financial reporting during the fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, GAG, Inc.’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we are involved in litigation arising out of our operations. We believe that we are not currently a party to any proceedings the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors described in GAG, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 17, 2009, which could materially affect our business, financial condition or future results.

Furthermore, our substantial level of indebtedness may make it difficult for us to satisfy our debt obligations and may adversely affect our ability to obtain financing for working capital, capitalize on business opportunities or respond to adverse changes in our industry.

As a result of the consummation of the Acquisition on July 31, 2009, GAG, Inc. issued a subordinated unsecured promissory note in the principal amount of $55,616,890 payable to the Contribution Consideration Recipients. On August 28, 2009, such promissory note was replaced with separate subordinated unsecured promissory notes issued to each of the Contribution Consideration Recipients. Based on this indebtedness and other obligations resulting from GAG, Inc.’s acquisition of GAG, LLC, such indebtedness could have material consequences for the Company’s business, operations and liquidity position, including the following:

•	it may be more difficult for us to satisfy our debt obligations;

•	our ability to obtain additional financing for working capital, debt service requirements, general corporate or other purposes may be impaired;

•	a substantial portion of our cash flow will be used to pay interest and principal on our indebtedness, which will reduce the funds available for other purposes; and

•	our ability to refinance indebtedness may be limited.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On May 7, 2009 (Inception), the Company sold 100 shares of its common stock to AAMAC for a total amount of $100.00. The Company relied on the exemption under Section 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

In connection with the consummation of the Acquisition, the Company assumed the AAMAC 2009 Stock Incentive Plan which was adopted by the AAMAC stockholders on July 31, 2009 (as assumed, the “Incentive Plan”). In accordance with Section 13(a) of the Incentive Plan, in connection with the Company’s assumption of the Incentive Plan, the Board of Directors adjusted the maximum number of shares that may be delivered under the Incentive Plan to 15,644,000 to account for the two-for-one exchange ratio of common stock in the Acquisition. On August 19, 2009, the Board of Directors approved the amendment and restatement of the Incentive Plan which adjusted the number of shares of the Company reserved for issuance thereunder to 7,822,000. A copy of the Amended and Restated Incentive Plan is filed as Exhibit 10.27 to this Quarterly Report.

On August 27, 2009, GAG, Inc. entered into the First Amendment to Credit Agreement (the “Credit Agreement Amendment”) with Wells Fargo Retail Finance, LLC (“Wells Fargo”), which amended the terms of the credit agreement to reflect GAG, Inc.’s ownership of GAG, LLC and, indirectly, its ownership of Great American Group WF, LLC, the borrower under the credit agreement, after the consummation of the Acquisition. In connection with the execution of the Credit Agreement Amendment, GAG, Inc. also entered into a First Amended and Restated Limited Guaranty in favor of Wells Fargo which, among other things, revised the definition of “Guarantor” to include GAG, Inc.

Effective August 27, 2009, Jonathan I. Berger resigned from the Board of Directors, including his position as a member of the Audit Committee. After meeting with the Audit Committee on August 25, 2009, Mr. Berger realized that due to his commitments and professional obligations as Chief Investment Officer at Stone Tower Capital LLC, he would be unable to fulfill his obligations to the Board and the Audit Committee. The Board of Directors is currently conducting a search for a qualified candidate to replace Mr. Berger.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report are listed in the index to exhibits immediately preceding such exhibits, which index to exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT AMERICAN GROUP, INC.

Date: August 31, 2009	By:	/s/ Paul S. Erickson
Name: Paul S. Erickson
Title: Chief Financial Officer

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated May 14, 2009, by and among Alternative Asset Management Acquisition Corp., Great American Group, Inc., AAMAC Merger Sub, Inc., Great American Group, LLC, the Members of Great American Group, LLC and the Member Representative(1)+

2.2	Amendment No. 1 to Agreement and Plan of Reorganization, dated May 29, 2009, by and among Alternative Asset Management Acquisition Corp., Great American Group, Inc., AAMAC Merger Sub, Inc., Great American Group, LLC, the Members of Great American Group, LLC and the Member Representative(1)

2.3	Amendment No. 2 to Agreement and Plan of Reorganization, dated July 8, 2009, by and among Alternative Asset Management Acquisition Corp., Great American Group, Inc. AAMAC Merger Sub, Inc., Great American Group, LLC, the Members of Great American Group, LLC and the Member Representative(1)

2.4	Amendment No. 3 to Agreement and Plan of Reorganization, dated July 28, 2009, by and among Alternative Asset Management Acquisition Corp., Great American Group, Inc. AAMAC Merger Sub, Inc., Great American Group, LLC, the Members of Great American Group, LLC and the Member Representative(2)

3.1	Certificate of Incorporation of Great American Group, Inc.(1)

3.2	Bylaws of Great American Group, Inc.(1)

4.1	Form of common stock certificate(1)

4.2	Form of warrant certificate(3)

4.3	Form of Warrant Agreement, dated August 1, 2007, by and between Alternative Asset Management Acquisition Corp. and Continental Stock Transfer & Trust Company(3)

4.4	Form of Amendment No. 1 to Warrant Agreement, dated July 31, 2009, by and between Alternative Asset Management Acquisition Corp. and Continental Stock Transfer & Trust Company(3)

10.1	Credit Agreement, dated as of May 29, 2008, by and among Great American Group Energy Equipment, LLC, Garrison Loan Agency Services LLC and the lender parties thereto*

10.2	Great American Group, LLC Guaranty, dated as of May 29, 2008, by Great American Group, LLC in favor of Garrison Special Opportunities Fund LP., Gage Investment Group, LLC and Garrison Loan Agency Services LLC*

10.3	Security Agreement, dated as of May 29, 2008, by and among Great American Group Energy Equipment, LLC, Great American Group, LLC and Garrison Loan Agency Services LLC*

10.4	Non-Notification Factoring and Security Agreement, dated as of May 22, 2007, by and between Great American Group Advisory & Valuation Services, LLC and FCC, LLC*

10.5	Credit Agreement, dated as of October 21, 2008, by and between Great American Group WF, LLC and Wells Fargo Retail Finance, LLC*

10.6	First Amendment to Credit Agreement, dated as of August 27, 2009, by and between Wells Fargo Retail Finance, LLC and Great American Group WF, LLC*

10.7	First Amended and Restated Limited Guaranty, dated as of August 27, 2009, by Great American Group, Inc. and Great American Group, LLC, in favor of Wells Fargo Retail Finance, LLC*

10.8	Security Agreement, dated as of October 21, 2008, by and between Great American Group WF, LLC and Wells Fargo Retail Finance, LLC*

10.9	Credit Agreement, dated as of October 25, 2000, by and between Great American Venture, LLC and General Electric Capital Corporation*

10.10	First Amendment to Credit Agreement, dated as of October 23, 2003, by and between Great American Venture, LLC and General Electric Capital Corporation*

10.11	Second Amendment to Credit Agreement, dated as of October 4, 2006, by and between Great American Venture, LLC and General Electric Capital Corporation*

10.12	Security Agreement, dated as of October 25, 2000, by and between Great American Venture, LLC and General Electric Capital Corporation*

10.13	Form of promissory note issued by Great American Group, Inc. in favor of each Contribution Consideration Recipient*

10.14	Registration Rights Agreement by and among Great American Group, Inc. and the stockholders of Great American Group, Inc. named therein(3)

10.15	Escrow Agreement by and among Great American Group, Inc., the Member Representative and Continental Stock Transfer & Trust Company(3)

10.16	Form of Lock-up Agreement by and between Great American Group, Inc. and certain stockholders of Great American Group, Inc. (3)

Exhibit No.	Description
10.17	Letter Agreement, dated May 14, 2009, by and among Alternative Asset Management Acquisition Corp., Great American Group, Inc., Great American Group, LLC and the stockholders of Alternative Asset Management Acquisition Corp. named therein(1)

10.18	Amendment to Letter Agreement, dated as of July 8, 2009, by and among Alternative Asset Management Acquisition Corp., Great American Group, Inc., Great American Group, LLC and the stockholders of Alternative Asset Management Acquisition Corp. named therein(1)

10.19	Amendment to Letter Agreement, dated as of July 28, 2009, by and among Alternative Asset Management Acquisition Corp., Great American Group, Inc., Great American Group, LLC and the stockholders of Alternative Asset Management Acquisition Corp. named therein(3)

10.20	Form of Director and Officer Indemnification Agreement(3)

10.21	Employment Agreement by and between Great American Group, Inc. and Harvey M. Yellen(3)

10.22	Employment Agreement by and between Great American Group, Inc. and Andrew Gumaer(3)

10.23	Employment Agreement by and between Great American Group, Inc. and Paul Erickson(3)

10.24	Employment Agreement by and between Great American Group, Inc. and Scott Carpenter(3)

10.25	Form of Phantom Equityholder Amendment Agreement and Release*

10.26	Form of Phantom Equityholder Acknowledgement to Amendment No. 3 to Agreement and Plan of Reorganization*

10.27	Great American Group, Inc. Amended and Restated 2009 Stock Incentive Plan*

10.28	Sixth Amended and Restated Operating Agreement for Great American Group Advisory & Valuation Services, LLC, dated as of January 1, 2008, by and among Great American Group, LLC, Lester Friedman, John Bankert, Michael Marchlik, and Ken Bloore*

10.29	Operating Agreement for Great American Group Machinery & Equipment, LLC, dated as of April 10, 2007, by and among Great American Group, LLC, Marc Swirsky, Lester Friedman, Paul Erickson and John Bankert*

21	Subsidiary List*

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†

32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* †

*	Filed herewith.
+	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.
†	These exhibits are being “furnished” and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.
(1)	Incorporated by reference to the registrant’s Registration Statement on Form S-4 (File No. 333-159644) declared effective by the Commission on July 17, 2009.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Commission on July 30, 2009.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Commission on August 6, 2009.