Form 10-Q
period 2009-09-30
Great American Group, Inc.
filed 2009-11-16
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 13, 2009, there were 29,961,626 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Great American Group, Inc.
Quarterly Report on Form 10-Q
For The Quarter Ended September 30, 2009

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) are known as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended ( the “Exchange Act”). Forward-looking statements may relate to, among other things:
•	our future financial performance;
•	fluctuations in our revenues and results of operations due to the variability in the mix of revenues from the auction and liquidation solutions business;
•	our dependence on financial institutions as primary clients for our valuation and appraisal services business;
•	the impact of changing economic and market conditions on our business;
•	the liability we may face or the harm to our reputation resulting from claims of inaccurate appraisal or valuation;
•	our ability to effectively compete or gain market share from our competitors;
•	our ability to attract and retain qualified personnel;
•	the international expansion of our services;
•	our ability to incur additional indebtedness; and
•	our ability to meet current obligations under our credit facilities.
These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in “Part II—Item 1A. Risk Factors” contained in this Quarterly Report. You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Quarterly Report was filed with the Securities and Exchange Commission “SEC”. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent periodic reports filed with the SEC on Forms 10-K, 10-Q and 8-K and Schedule 14A.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par value)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,839	$16,965
Restricted cash	24,956	3,653
Accounts receivable, net	2,550	4,703
Advances against customer contracts	8	2,971
Goods held for sale or auction	16,551	17,842
Assets of discontinued operations	116	1,217
Deferred income taxes	5,561	—
Prepaid expenses and other current assets	2,538	673

Total current assets	99,119	48,024
Property and equipment, net	1,394	1,087
Goodwill	5,688	5,688
Other intangible assets, net	423	544
Deferred income taxes	2,049	—
Other assets	781	488

Total assets	$109,454	$55,831

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$10,209	$14,914
Accrued compensation plans	—	6,938
Auction and liquidation proceeds payable	3,549	1,891
Mandatorily redeemable noncontrolling interests	2,422	1,928
Warrant redemption liability	23,013	—
Current portion of long-term debt	11,322	291
Note payable	12,452	10,984
Current portion of capital lease obligation	161	167

Total current liabilities	63,128	37,113
Capital lease obligation, net of current portion	104	232
Long-term debt, net of current portion	44,494	3,985

Total liabilities	107,726	41,330

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 135,000,000 shares authorized; 30,022,478 and 10,560,000 issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	3	1
Additional paid-in Capital	(2,313)	—
Deferred compensation	—	(1,643)
Retained earnings	4,038	16,143

Total stockholders’ equity	1,728	14,501

Total liabilities and stockholders’ equity	$109,454	$55,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Services and fees	$10,980	$7,813	$60,767	$28,805
Sale of goods	4,056	766	11,197	2,938

Total revenues	15,036	8,579	71,964	31,743

Operating expenses:
Direct cost of services	4,792	4,281	12,540	14,858
Cost of goods sold	3,851	887	9,553	2,870
Selling, general and administrative expenses	7,246	4,488	26,084	13,934

Total operating expenses	15,889	9,656	48,177	31,662

Operating income (loss)	(853)	(1,077)	23,787	81
Other income (expense):
Interest income	12	22	20	123
Other income (expense)	(341)	39	(580)	76
Interest expense	(2,328)	(631)	(9,272)	(1,150)

Income (loss) from continuing operations before benefit for income taxes	(3,510)	(1,647)	13,955	(870)
Benefit for income taxes	7,610	—	7,610	—

Income (loss) from continuing operations	4,100	(1,647)	21,565	(870)
Loss from discontinued operations	(67)	(65)	(67)	(288)

Net income (loss)	$4,033	$(1,712)	$21,498	$(1,158)

Weighted average basic shares outstanding	22,088,614	10,560,000	14,445,101	10,560,000
Weighted average diluted shares outstanding	23,472,774	10,560,000	14,906,487	10,560,000
Basic earnings (loss) per share (note 11)	$0.18	$(0.16)	$1.49	$(0.11)
Diluted earnings (loss) per share (note 11)	$0.17	$(0.16)	$1.44	$(0.11)

PRO FORMA COMPUTATION RELATED TO CONVERSION TO C CORPORATION FOR INCOME TAX PURPOSES (unaudited):
Historical income (loss) from continuing operations before income taxes	$(3,510)	$(1,647)	$13,955	$(870)
Pro forma benefit (provision) for income taxes	1,383	649	(5,498)	343

Pro forma income (loss) from continuing operations	(2,127)	(998)	8,457	(527)
Pro forma loss from discontinued operations, net of tax	(41)	(39)	(41)	(175)

Pro forma net income (loss)	$(2,168)	$(1,037)	$8,416	$(702)

Pro forma weighted average basic shares outstanding	22,088,614	10,560,000	14,445,101	10,560,000
Pro forma weighted average diluted shares outstanding	22,088,614	10,560,000	14,906,487	10,560,000
Pro forma basic earnings (loss) per share	$(0.10)	$(0.10)	$0.58	$(0.07)
Pro forma diluted earnings (loss) per share	(0.10)	(0.10)	0.56	(0.07)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended September 30, 2009
(Unaudited)
(Dollars in thousands)

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Deferred	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Equity
Balance, January 1, 2009	—	$—	10,560,000	$1	$—	$(1,643)	$16,143	$14,501
Amortization of GAG, LLC deferred compensation arrangements through July 31, 2009	—	—	—	—	—	621	—	621
Termination of GAG, LLC deferred compensation arrangements as of July 31, 2009	—	—	—	—	—	1,022	—	1,022
Shares outstanding at time of reverse merger dated July 31, 2009	—	—	21,846,626	2	47,394	—	—	47,396
Shares forefeited at time of reverse merger dated July 31, 2009	—	—	(2,500,000)	—	—	—	—	—
Issuance of shares for services	—	—	115,852	—	—	—	—	—
Share based compensation	—	—	—	—	1,243	—	—	1,243
Distributions to stockholders	—	—	—	—	(50,950)	—	(33,603)	(84,553)
Net income for the nine months ended September 30, 2009	—	—	—	—	—	—	21,498	21,498

Balance, September 30, 2009	—	$—	30,022,478	$3	$(2,313)	$—	$4,038	$1,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$21,498	$(1,158)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	465	308
Provision for (recoveries of) doubtful accounts	(24)	31
Impairment related to assets of discontinued operations	67	366
Share-based payments	1,543	780
Non-cash interest	9	24
Loss on disposal of assets	15	2
Deferred income taxes	(7,610)	—
Income allocated to mandatorily redeemable noncontrolling interests	1,311	560
Change in operating assets and liabilities:
Accounts receivable and advances against customer contracts	5,140	7,366
Goods held for sale or auction	2,325	(10,861)
Prepaid expenses and other assets	(2,159)	132
Accounts payable and accrued expenses	(3,237)	(996)
Auction and liquidation proceeds payable	1,658	(1,709)
Accrued compensation plans	4,005	(1,428)

Net cash provided by (used in) operating activities	25,006	(6,583)

Cash flows from investing activities:
Purchases of property and equipment	(666)	(367)
Increase in restricted cash	(21,303)	(6)

Net cash used in investing activities	(21,969)	(373)

Cash flows from financing activities:
Proceeds from (repayment of) revolving lines of credit, net	—	(7,900)
Payment of note payable	(4,383)	—
Proceeds from note payable	—	10,486
Repayments of long-term debt	(4,086)	(415)
Repayments of capital lease obligation	(134)	6
Proceeds from reverse merger dated July 31, 2009	70,409	—
Distribution to members	(33,853)	—
Distribution to noncontrolling interests	(1,116)	(841)

Net cash provided by financing activities	26,837	1,336

Net increase (decrease) in cash and cash equivalents	29,874	(5,620)
Cash and cash equivalents, beginning of period	16,965	16,029

Cash and cash equivalents, end of period	$46,839	$10,409

Supplemental disclosures:
Interest paid	$6,654	$989

Supplemental disclosures of noncash investing and financing activities:
Deferred compensation arrangements	$1,022	$—
Issuance of notes payable from reverse merger dated July 31, 2009	60,000	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)
NOTE 1— ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Operations
Great American Group, Inc. (the “Company”) was incorporated under the laws of the state of Delaware on May 7, 2009 as a wholly-owned subsidiary of Alternative Asset Management Acquisition Corp. (“AAMAC”). The Company was formed as a “shell company” for the purpose of acquiring Great American Group, LLC (“GAG, LLC”), a California limited liability company, all as more fully described in Note 2.
On July 31, 2009, the members of GAG, LLC (the “Great American Members”) contributed all of their membership interests of GAG, LLC to the Company (the “Contribution”) in exchange for 10,560,000 shares of common stock of the Company and a subordinated unsecured promissory note in an initial principal amount of $60,000 issued in favor of the Great American Members and the phantom equityholders of GAG, LLC (the “Phantom Equityholders”, and together with the Great American Members, the “Contribution Consideration Recipients”) (see Note 15). Concurrently with the Contribution, AAMAC merged with and into AAMAC Merger Sub, Inc. (“Merger Sub”), a subsidiary of the Company (the “Merger” and, together with the Contribution, the “Acquisition”). As a result of the Acquisition, GAG, LLC and AAMAC became wholly-owned subsidiaries of the Company.
The Acquisition was effected pursuant to an Agreement and Plan of Reorganization, dated as of May 14, 2009, as amended by Amendment No. 1 to Agreement and Plan of Reorganization dated as of May 29, 2009, Amendment No. 2 to Agreement and Plan of Reorganization dated as of July 8, 2009, and Amendment No. 3 to Agreement and Plan of Reorganization, dated as of July 28, 2009 (as amended, the “Purchase Agreement”), by and among the Company, AAMAC, Merger Sub, the Great American Members and the representative of Great American Members. The Acquisition has been accounted for as a reverse merger accompanied by a recapitalization of the Company.
The Company operates in two operating segments: auction and liquidation services (“Auction and Liquidation”) and valuation and appraisal services (“Valuation and Appraisal”). These services are provided to a wide range of retail, wholesale and industrial companies, as well as lenders, capital providers, private equity investors and professional service firms throughout the United States and Canada. The auction and liquidation services help clients dispose of assets. Such assets include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property. The valuation and appraisal services provide clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs. From time to time, the Company will conduct auction and liquidation services with third parties through collaborative arrangements.
NOTE 2— COMPLETED MERGER
On July 31, 2009, pursuant to the terms of the Purchase Agreement, the Acquisition was consummated and the Great American Members contributed all of their membership interests of GAG, LLC to the Company in exchange for 10,560,000 shares of common stock of the Company and a subordinated unsecured promissory note an initial principal amount of $60,000 (which was reduced by a principal payment to the Contribution Consideration Recipients of $4,383 at the closing of the Acquisition. On August 28, 2009, the note was replaced with separate subordinated unsecured promissory notes issued in favor of each of the Contribution Consideration Recipients. The notes mature on July 31, 2014 and bear interest at a rate of 12% per annum. Interest on the notes is payable quarterly in arrears on January 31st, April 30th, July 31st, and October 31st of each year. The first quarterly interest payment was made on October 31, 2009. One-fifth of the aggregate principal amount of the notes, including any accrued and unpaid interest thereon, will be payable on each anniversary of the issuance date of the original note through July 31, 2014.
Concurrently with the Contribution, AAMAC merged with and into Merger Sub and GAG, LLC and AAMAC became wholly-owned subsidiaries of the Company. In connection with the Acquisition, (i) each of the 10,923,313 shares of AAMAC common stock which were outstanding immediately prior to the effective time of the Acquisition were exchanged for 2.0 shares of the Company’s common stock and (ii) each of the 46,025,000 outstanding AAMAC warrants, which were exercisable for one share of AAMAC common stock, were exchanged for a warrant exercisable for one share of the Company’s common stock. The units of AAMAC were separated into the component common stock and warrant, each of which participated in the Acquisition as described in the preceding sentence. Pursuant to a letter agreement, dated as of July 28, 2009 (the “Letter Agreement”) by and among the Company, AAMAC, GAG, LLC, and certain founding shareholders of AAMAC (the “AAMAC Founders”), the AAMAC Founders agreed to cancel 7,850,000 shares of their 10,350,000 shares of AAMAC common stock immediately prior to the Acquisition and to cancel 2,500,000 shares of the Company’s common stock that they received in exchange for their AAMAC common stock in the Acquisition. In accordance with the Letter Agreement, of the 2,500,000 shares of the Company’s common stock the AAMAC Founders received in exchange for their AAMAC shares, 1,500,000 of such shares are being held in escrow for a period of one year from the closing of the Acquisition and the remaining 1,000,000 of such shares will continue to be held in escrow until GAG, LLC’s achievement of any one of the Adjusted EBITDA targets discussed below. The 1,000,000 shares, which are subject to voting restrictions while in escrow, will be forfeited and cancelled if GAG, LLC fails to achieve any of the Adjusted EBITDA targets discussed below.

The number of shares of common stock of the Company issued and outstanding immediately following the consummation of the Acquisition on July 31, 2009 is summarized as follows:

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
The Purchase Agreement provides for the issuance of 1,440,000 shares of common stock of the Company to the Phantom Equityholders pursuant to the following vesting schedule: 50% on January 31, 2010, 25% on July 31, 2010 and the remaining 25% on January 31, 2011.
The Purchase Agreement also provides for the issuance of 6,000,000 additional shares of common stock (the “Contingent Stock Consideration”) to the Contribution Consideration Recipients as follows: (a) in the event GAG, LLC achieves any one of (i) $45,000 in Adjusted EBITDA (as defined in the Purchase Agreement) for the 12 months ending December 31, 2009, (ii) $47,500 in Adjusted EBITDA for the 12 months ending March 31, 2010, or (iii) $50,000 in Adjusted EBITDA for the 12 months ending June 30, 2010, the Company will be obligated to issue to the Contribution Consideration Recipients 2,000,000 shares of the Contingent Stock Consideration; (b) in the event GAG, LLC achieves $55,000 in Adjusted EBITDA (as defined in the Purchase Agreement) for the fiscal year ending December 31, 2010, then the Company will be obligated to issue to the Contribution Consideration Recipients 2,000,000 shares of the Contingent Stock Consideration; and (c) in the event GAG, LLC achieves $65,000 in Adjusted EBITDA (as defined in the Purchase Agreement) for the fiscal year ending December 31, 2011, then the Company will be obligated to issue to the Contribution Consideration Recipients 2,000,000 shares of the Contingent Stock Consideration; provided; however, that if the Company does not achieve the December 31, 2010 Adjusted EBITDA target but does achieve the December 31, 2011 Adjusted EBITDA target, then the Company will be obligated to issue to the Contribution Consideration Recipients 4,000,000 shares of the Contingent Stock Consideration. The Company’s issuance of Contingent Stock Consideration will be in accordance with the Purchase Agreement described below.
The Contingent Stock Consideration will be issued to each of the Contribution Consideration Recipients to the extent earned and with respect to the applicable target period, in three equal installments, beginning on the first anniversary of the closing of the Acquisition and issuable on each anniversary of the closing of the Acquisition thereafter in accordance with the Purchase Agreement.

The Great American Members received from GAG, LLC cash distributions totaling $31,736 in accordance with the Purchase Agreement. The $31,736 was comprised of (i) a distribution of unrestricted cash and cash equivalents held by GAG, LLC (after giving effect to the repayment of certain debt obligations of GAG, LLC in an outstanding principal amount of $2,985) of $18,815 promptly following the closing date of the Acquisition and (ii) a cash distribution of $12,921 on September 18, 2009 representing the amount by which the final adjusted working capital of GAG, LLC (as defined in the Purchase Agreement) was greater than $6,000 at the closing of the Acquisition.
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
The first 600,000 shares of the Escrowed Indemnification Stock will be released from escrow on the day that is the 30th day after (the “First Escrow Release Date”) the date the Company files its annual report on Form 10-K for the year ending December 31, 2009 with the Securities and Exchange Commission (the “SEC”), less that portion of such shares applied in satisfaction of, or reserved with respect to, the Escrow Claims, if any. The remaining Escrowed Indemnification Stock shall be released on the day that is the 30th day after the date the Company files its annual report on Form 10-K for the year ended December 31, 2010 with the SEC (the “Final Escrow Release Date”), less that portion of such shares applied in satisfaction of, or reserved with respect to, Escrow Claims. In the event there are any Escrow Claims properly and timely delivered pursuant to the Purchase Agreement that remain unresolved at the time of the First Escrow Release Date or the Final Escrow Release Date, a portion of the Escrowed Indemnification Stock will remain in escrow until such claims are resolved, at which time the remaining Escrowed Indemnification Stock shall be promptly returned to the Contribution Consideration Recipients.
In connection with the consummation of the Acquisition, AAMAC entered into Amendment No. 1 to the Amended and Restated Warrant Agreement with the warrant agent (the “Warrant Agreement”) to amend the terms of the Warrant Agreement governing the AAMAC warrants exercisable for shares of AAMAC common stock in order to (i) require the redemption of all of the outstanding warrants, including those held by the former AAMAC sponsors, at a price of $0.50 per warrant at any time on or prior to October 29, 2009 (the “Warrant Redemption”), (ii) delay the commencement of the exercisability of the warrants from immediately following the Acquisition to October 30, 2009 and (iii) preclude any adjustment of the warrants as a result of the Acquisition ((i), (ii), and (iii) collectively, the “Warrant Amendment”). The Warrant Agreement and the Warrant Amendment govern the 46,025,000 warrants of the Company issued in exchange for AAMAC warrants in connection with the Acquisition. $23,013 of the funds received from AAMAC in connection with the Acquisition was deposited in a separate account with the transfer agent for purposes of the Warrant Redemption, which amount is included in restricted cash and warrant redemption liability in the accompanying condensed consolidated balance sheet as of September 30, 2009.
The $407,786 held in AAMAC’s trust account immediately prior to the Acquisition was disbursed as follows: (i) $116,578 to stockholders who voted against the transaction and elected to convert their shares to a pro rata portion of the AAMAC trust account (approximately $9.85 per share); (ii) $208,834 to the third parties who entered into stock purchase agreements with AAMAC pursuant to which AAMAC agreed to purchase such parties’ AAMAC shares in connection with the Acquisition and such third parties agreed to give AAMAC’s management proxies to vote such shares in favor of the Acquisition; and (iii) $82,374 to the Company. In addition to the $82,374 from AAMAC’s trust account, the Company also received $451 of operating funds held by AAMAC. Of the total $82,825, $10,476 was used to pay expenses and certain investment banking fees associated with the transaction and $4,383 was distributed to the Contribution Consideration Recipients to pay down the principal amount of the notes payable (thereby reducing the aggregate principal amount of the notes from $60,000 to $55,617), and $23,013 was deposited in a separate account with the transfer agent pending conduct of the Warrant Redemption, resulting in net proceeds to the Company of $44,953. The net proceeds received by the Company are expected to be used for general working capital purposes of the Company and GAG, LLC.
Basis of Presentation and Accounting Treatment of the Merger
Immediately following the consummation of the Acquisition on July 31, 2009, the former shareholders of AAMAC had an approximate 63% voting interest in the Company and the Great American Members had an approximate 37% voting interest in the Company. The Acquisition has been accounted for as a reverse merger accompanied by a recapitalization of the Company. Under this accounting method, GAG, LLC is considered the acquirer for accounting purposes because it obtained effective control of AAMAC as a result of the Acquisition. This determination was primarily based on the following facts: the Great American Members’ retention of a significant minority voting interest in the Company; the Great American Members’ appointment of a majority of the members of the Company’s initial board of directors; GAG, LLC’s operations comprising the ongoing operations of the Company; and GAG, LLC’s senior management serving as the senior management of the Company. Under this method of accounting, the recognition and measurement provisions of the accounting guidance for business combinations do not apply and therefore, the Company will not recognize any goodwill or other intangible assets based upon fair value or related amortization expense associated with amortizable intangible assets. Instead, the share exchange transaction utilizes the capital structure of the Company with AAMAC surviving as a subsidiary and the assets and liabilities of GAG, LLC are recorded at historical cost.

In the condensed consolidated statement of stockholders’ equity, the recapitalization of the number of shares of common stock attributable to the Great American Members is reflected retroactive to January 1, 2008. Accordingly, the number of shares of common stock presented as outstanding as of January 1, 2008 total 10,560,000 consisting of the number of shares of common stock issued to the Great American Members as consideration for the Contribution. This number of shares was also used to calculate the Company’s earnings (loss) per share for all periods prior to the Acquisition. In addition, member’s equity of GAG, LLC was classified as retained earnings at January 1, 2009.
NOTE 3— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)	Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries: AAMAC, GAG LLC, Great American Group Advisory & Valuation Services, LLC (“GAAV”), Great American Group Machinery & Equipment, LLC (“GAME”), Great American Group Real Estate, LLC, Great American Venture, LLC, Great American Group Energy Equipment, LLC (“GAGEE”), Great American Group Intellectual Property Advisors, LLC Great American Group WF, LLC, and Great American Group CS, LLC. All intercompany accounts and transactions have been eliminated upon consolidation.

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements as permitted under applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Certain reclassifications have been made herein to 2008 amounts to conform to the current year presentation. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.
In June 2009, the Financial Accounting Standards Board (“FASB’) issued the FASB Accounting Standards Codification (the “Codification”) as the single source of GAAP. The Codification was effective for the Company beginning July 1, 2009. The Codification does not change GAAP and did not impact the Company’s consolidated financial statements.
The preparation of the condensed, consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed, consolidated financial statements and notes thereto. Actual results could differ from those estimates.
The Company evaluated the effects of all subsequent events through November 16, 2009, the date on which this Quarterly Report was filed with the SEC.

(b)	Revenue Recognition
Revenues are recognized in accordance with the accounting guidance when persuasive evidence of an arrangement exists, the related services have been provided, the fee is fixed or determinable, and collection is reasonably assured.
Revenues in the Valuation and Appraisal segment are primarily comprised of fees for valuation and appraisal services. Revenues are recognized upon the delivery of the completed services to the related customers and collection of the fee is reasonably assured. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs which totaled $569 and $527 for the three months ended September 30, 2009 and 2008, respectively, and $1,766 and $1,506 for the nine months ended September 30, 2009 and 2008, respectively.
Revenues in the Auction and Liquidation segment are comprised of (i) commissions and fees earned on the sale of goods at auctions and liquidations; (ii) revenues from auction and liquidation services contracts where the Company guarantees a minimum recovery value for goods being sold at auction or liquidation; (iii) revenue from the sale of goods that are purchased by the Company for sale at auction or liquidation sales events; and (iv) revenues from contractual reimbursable expenses incurred in connection with auction and liquidation contracts.

Commission and fees earned on the sale of goods at auction and liquidation sales are recognized when evidence of an arrangement exists, the sales price has been determined, title has passed to the buyer and the buyer has assumed the risks of ownership, and collection is reasonably assured. The commission and fees earned for these services are included in revenues in the accompanying consolidated statement of operations. Under these types of arrangements, revenues also include contractual reimbursable costs which totaled $1,346 and $1,542 for the three months ended September 30, 2009 and 2008, respectively, and $4,308 and $6,472 for the nine months ended September 30, 2009 and 2008, respectively.
Revenues earned from auction and liquidation services contracts where the Company guarantees a minimum recovery value for goods being sold at auction or liquidation are recognized based on proceeds received. The Company records proceeds received from these types of engagements first as a reduction of contractual reimbursable expenses, second as a recovery of its guarantee and thereafter as revenue, subject to such revenue meeting the criteria of having been fixed or determinable. Contractual reimbursable expenses and amounts advanced to customers for minimum guarantees are initially recorded as advances against customer contracts in the accompanying consolidated balance sheets. If, during the auction or liquidation sale, the Company determines that the proceeds from the sale will not meet the minimum guaranteed recovery value as defined in the auction or liquidation services contract, the Company accrues a loss on the contract in the period that the loss becomes known.
The Company also evaluates revenue from auction and liquidation contracts in accordance with the accounting guidance to determine whether to report auction and liquidation segment revenue on a gross or net basis. The Company has determined that it acts as an agent in a substantial majority of its auction and liquidation services contracts and therefore reports the auction and liquidation revenues described above on a net basis.
Revenues from the sale of goods are recorded gross and are recognized in the period in which the sale of goods held for sale or auction are completed, title to the property passes to the purchaser and the Company has fulfilled its obligations with respect to the transaction. These revenues are primarily the result of the Company acquiring title to merchandise with the intent of selling the items at auction or for augmenting liquidation sales.
In the normal course of business, the Company will enter into collaborative arrangements with other merchandise liquidators to collaboratively execute auction and liquidation contracts. The Company’s collaborative arrangements specifically include contractual agreements with other liquidation agents in which the Company and such other liquidation agents actively participate in the performance of the liquidation services and are exposed to the risks and rewards of the liquidation engagement. The Company’s participation in collaborative arrangements including its rights and obligations under each collaborative arrangement can vary. Revenues from collaborative arrangements are recorded net based on the proceeds received from the liquidation engagement. Amounts paid to participants in the collaborative arrangements are reported separately as direct costs of revenues. Revenue from collaborative arrangements in which the Company is not the majority participant is recorded net based on the Company’s share of proceeds received. The amounts and classifications of revenues and expenses subject to collaborative arrangements are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$2,487	$1,714	$35,001	$4,451

Operating expenses
Direct costs of revenues	$—	$642	$—	$1,764
(c)	Direct Cost of Services

Direct cost of services relate to service and fee revenues. The costs consist of employee compensation and related payroll benefits, travel expenses, the cost of consultants assigned to revenue-generating activities and direct expenses billable to clients in the Valuation and Appraisal segment. Direct costs of services include participation in profits under collaborative arrangements in which the Company is a majority participant. Direct costs of services also include the cost of consultants and other direct expenses related to auction and liquidation contracts pursuant to commission and fee based arrangements in the Auction and Liquidation segment. Direct cost of services does not include an allocation of the Company’s overhead costs.

(d)	Concentration of Risk

Revenues from two liquidation service contracts represented 22.8% and 13.3% of total revenues during the nine-months ended September 30, 2009. Revenues in the Valuation and Appraisal segment and the Auction and Liquidation segment are primarily generated in the United States.

The Company’s activities in the Auction and Liquidation segment are executed frequently with, and on behalf of, distressed customers and secured creditors. Concentrations of credit risk can be affected by changes in economic, industry, or geographical factors. The Company seeks to control its credit risk and potential risk concentration through risk management activities that limit the Company’s exposure to losses on any one specific liquidation services contract or concentration within any one specific industry. To mitigate the exposure to losses on any one specific liquidation services contract, the Company sometimes conducts operations with third parties through collaborative arrangements.

The Company maintains cash in various federally insured banking institutions. The account balances at each institution periodically exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage. The Company has not experienced any losses in such accounts. The Company also has substantial cash balances from proceeds received from auctions and liquidation engagements that are distributed to parties in accordance with the collaborative arrangements.

(e)	Advertising Expense

The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $205 and $174 for the three months ended September 30, 2009 and 2008, respectively, and $529 and $461 for the nine months ended September 30, 2009 and 2008, respectively. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying consolidated statement of operations.

(f)	Share-Based Compensation

The Company’s share based payment awards principally consist of grants of restricted stock and restricted stock units. Share based payment awards also includes grants of membership interests in the Company’s majority owned subsidiaries. The grants of membership interests consist of percentage interests in the Company’s majority owned subsidiaries as determined at the date of grant. In accordance with the applicable accounting guidance, share based payment awards are classified as either equity or liabilities. For equity-classified awards, the Company measures compensation cost for the grant of membership interests at fair value on the date of grant and recognizes compensation expense in the consolidated statement of operations over the requisite service or performance period the award is expected to vest. The fair value of the liability-classified award will be subsequently remeasured at each reporting date through the settlement date. Change in fair value during the requisite service period will be recognized as compensation cost over that period.

(g)	Income Taxes

As a result of the Acquisition, beginning on July 31, 2009, the Company’s results of operations are taxed as a C Corporation. Prior to the Acquisition, the Company’s operations were taxed as a limited liability company, whereby the Company elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying condensed consolidated financial statements for periods prior to July 31, 2009.

This change in tax status to a taxable entity resulted in the recognition of deferred tax assets and liabilities based on the expected tax consequences of temporary differences between the book and tax basis of the Company’s assets and liabilities at the date of the Acquisition. This resulted in a net deferred tax benefit of $6,202 being recognized and included in the tax benefit for the three and nine months ended September 30, 2009. The tax benefit for the three and nine months ended September 30, 2009 also includes a tax benefit of $1,408 which was determined using an effective tax rate of 39.4% for the period from August 1, 2009 (the date on which the tax status changed to a C Corporation) to September 30, 2009.

The unaudited pro forma computation of income tax (benefit) included in the condensed consolidated statements of operations, represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented. Pro forma taxes are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Actual rates and expenses could have differed had the Company actually been subject to U.S. federal and state income taxes for all periods presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented.

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced.

September 30,
2009
Deferred tax assets:
Allowance for doubtful accounts	$7
Goods held for sale or auction	147
Assets of discontinued operations	227
Accrued liabilities	989
Mandatorily redeemable noncontrolling interests	906
Note payable to Phantom Equityholders	3,397
Share based payments	490
Net operating loss carryforward	2,117

Total gross deferred tax assets	8,280

Deferred tax liabilities:
Goodwill	(492)
Other intangible assets	(177)

Total gross deferred tax liabilities	(669)

Net deferred tax assets and liabilities	7,610
Less, current portion	(5,561)

Net long-term deferred tax assets and liabilities	$2,049

The Company adopted the provisions of the new accounting guidance for accounting for uncertainty in income taxes on January 1, 2009. The adoption of the new guidance did not have a material impact on the Company’s condensed consolidated financial statements.

(h)	Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(i)	Restricted Cash

The Company maintains a compensating balance arrangement for a lease in the form of a certificate of deposit. This compensating balance arrangement represented $135 of the restricted cash balance at September 30, 2009.

As of September 30, 2009, the Company also had $24,821 of restricted cash of which $23,013 was deposited in an account to fund the warrant redemption liability, $1,099 was deposited in an account with a financial institution as collateral for a letter of credit relating to one of the Company’s liquidation engagements, and $709 was deposited in accounts under the control of the financial institution that provided the Company with a $75,000 credit facility described in Note 9(a). As of December 31, 2008, the cash collateral for letters of credit and success fees was $3,653.

(j)	Accounts Receivable

Accounts receivable represents amounts due from the Company’s valuation and appraisal customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. There were no write-offs for the three months ended September 30, 2009 or the three months ended September 30, 2008. Write-offs for the nine months ended September 30, 2009 and 2008 were $40 and $21, respectively. Recoveries totaled $43 for the three and nine months ended September 30, 2009. The Company’s bad debt expense totaled $18 and $10 for the three months ended September 30, 2009 and 2008, respectively, and $18 and $31 for the nine months ended September 30, 2009 and 2008, respectively. The bad debt expense is included as a component of selling, general and administrative expenses in the accompanying consolidated statement of operations.

(k)	Advances Against Customer Contracts

Advances against customer contracts represent advances of contractually reimbursable expenses incurred prior to, and during the term of the liquidation services contract. These advances are charged to expense in the period that revenue is recognized under the contract.

(l)	Goods Held for Sale or Auction

Goods held for sale or auction are stated at the lower of cost, determined by the specific-identification method, or market.

(m)	Property and Equipment

Property and equipment are stated at cost. The Company calculates depreciation and amortization using the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation and amortization expense was $131 and $59 for the three months ended September 30, 2009 and 2008, respectively, and $344 and $160 for the nine months ended September 30, 2009 and 2008, respectively.

(n)	Goodwill and Other Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with the accounting guidance which requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill includes (i) the excess of the purchase price over the fair value of net assets acquired in a business combination described in Note 7 and (ii) an increase for the subsequent acquisition of noncontrolling interests during the year ended December 31, 2007 (also see Note 7). The Codification requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment). Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. The Company operates two reporting units, which are the same as its reporting segments described in Note 17. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

In accordance with the Codification, the Company reviews the carrying value of its amortizable intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. No impairment was deemed to exist as of December 31, 2008.
(o)	Warrant Redemption Liability

In connection with the consummation of the Acquisition as described in Note 2, the Company has 46,025,000 warrants outstanding as September 30, 2009. Pursuant to the Warrant Amendment, the Warrants are required to be redeemed for $0.50 cash each on or before October 29, 2009. Of the funds received from AAMAC in connection with the Acquisition, $23,013 was deposited in a separate account with the transfer agent for purposes of the Warrant Redemption. The amount is included in restricted cash and warrant redemption liability in the accompanying condensed consolidated balance sheet as of September 30, 2009.

(p)	Discontinued Operations

In accordance with the accounting guidance discontinued operations represent a component of an entity that has either been disposed of, or is classified as held for sale, if both the operations and cash flows of the component have been, or will be, eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The Company classifies a component of the business as held for sale when certain criteria are met. At such time, the respective assets and liabilities are presented separately on the consolidated balance sheets and depreciation is no longer recognized. Assets held for sale are reported at the lower of their carrying amount or their estimated fair value less the estimated costs to sell the assets.

(q)	Fair Value Measurements

On January 1, 2008, the Company adopted the new accounting guidance for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Codification defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Codification also establishes a framework for measuring fair value and expands disclosures about fair value measurements. The new accounting guidance delays the effective date for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until fiscal years beginning after November 15, 2008. In accordance with the new accounting guidance, the Company has not applied the new provisions to eligible assets and liabilities that have been recognized or disclosed at fair value for the year ended December 31, 2008, specifically to fair value measurements of the Company’s reporting units and nonfinancial assets and nonfinancial liabilities measured at fair value to determine the amount of goodwill impairment.

On January 1, 2009, the Company adopted the new accounting guidance and all other guidance related to fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

The Company records mandatorily redeemable noncontrolling interests that were issued after November 5, 2003 at fair value (see Note 14(c)) with fair value determined in accordance with the Codification. The following table below presents information about the Company’s mandatorily redeemable noncontrolling interests that are measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 which are categorized using the three levels of fair value hierarchy. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following tables present information on the liabilities measured and recorded at fair value on a recurring basis as of September 30, 2009 and December 31, 2008.

		Financial Assets Measured at Fair Value on a
		Recurring Basis at
		September 30, 2009, Using
		Quoted prices
		in active	Other	Significant
	Fair Value at	markets for	observable	unobservable
	September 30,	idential assets	inputs	inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,319	$—	$—	$2,319

Total liabilities measured at fair value	$2,319	$—	$—	$2,319

		Financial Assets Measured at Fair Value on a
		Recurring Basis at
		December 31, 2008, Using
		Quoted prices
		in active	Other	Significant
	Fair Value at	markets for	observable	unobservable
	December 31,	idential assets	inputs	inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$1,820	$—	$—	$1,820

Total liabilities measured at fair value	$1,820	$—	$—	$1,820

The Company determined the fair value of mandatorily redeemable noncontrolling interests described above based on the issuance of similar interest for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports prepared by outside specialists.

The carrying amounts reported in the condensed consolidated financial statements for cash, restricted cash, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturity of these instruments. The carrying amounts of the notes payable (including credit lines used to finance liquidation engagements), long-term debt and capital lease obligations approximate fair value because the contractual interest rates or effective yields of such instruments are consistent with current market rates of interest for instruments of comparable credit risk. The adoption of the new accounting guidance for fair value measurements did not have a material impact on the Company’s condensed consolidated financial statements.

(r)	Recent Accounting Pronouncements

In December 2007, the FASB issued new accounting guidance related to business combinations, which replaced previous guidance on business combinations. The new guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The new guidance also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The new guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company adopted the new guidance effective January 1, 2009, as required. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued new accounting guidance for noncontrolling interests in consolidated financial statements. The new guidance changes the accounting and reporting for minority interests, resulting in recharacterization as noncontrolling interests and classification as a component of equity. Additionally, the new guidance results in the inclusion of the noncontrolling interest in consolidated net income. This new consolidation method significantly changes the accounting for transactions with minority interest holders. The new guidance is effective for fiscal years beginning after December 15, 2008. The Company adopted the new guidance effective January 1, 2009, as required. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued new accounting guidance regarding disclosures about derivatives and hedging activities, which amended previous guidance on accounting for derivative instruments and hedging activities, by requiring expanded disclosures about an entity’s derivative instruments and hedging activities for increased qualitative, quantitative and credit risk factors. The new guidance only contains disclosure provisions and does not impact previous guidance on the accounting for derivative transactions. The new guidance is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company adopted the new guidance effective January 1, 2009, as required. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2008, the FASB issued new accounting guidance regarding the determination of the useful life of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previous guidance. The new guidance is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company adopted the new guidance effective January 1, 2009, as required. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued new accounting guidance regarding interim disclosures about fair value of financial instruments. The new guidance requires disclosures about fair value of financial instruments in interim and annual financial statements. The new guidance is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance for the quarter ended June 30, 2009. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued new guidance regarding accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This new guidance amends previous guidance regarding the initial recognition and measurement of contingencies acquired or assumed in a business combination. The new guidance requires recognition at fair value of such contingencies if the acquisition-date fair value can be determined during the measurement period. The new guidance became effective for the Company for contingent assets and liabilities arising from business combinations with acquisition dates on or after January 1, 2009. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued new accounting guidance which provides additional guidance in accordance on fair value measurements when the volume and level of activity for the asset or liability has significantly decreased. The Company adopted this guidance for the quarter ended September 30, 2009. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued new accounting guidance related to subsequent events. The new guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance requires disclosure of the date through which subsequent events have been evaluated and whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted this guidance for the quarter ended June 30, 2009. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued new guidance pertaining to Variable Interest Entities. The new guidance amends previous guidance to replace a quantitative analysis with a qualitative analysis of interests in variable interest entities for the purpose of determining the primary beneficiary of a variable interest entity. The new guidance also requires companies to more frequently assess whether they must consolidate a variable interest entity. The provisions of the new guidance will be effective on January 1, 2010. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements, however, management does not expect that the adoption of this guidance will have a material impact on the Company’s condensed consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-5, Measuring Liabilities at Fair Value. This ASU provides additional guidance in determining the fair value of liabilities particularly in circumstances where a quoted price in an active market for an identical liability is not readily available. It will be effective for the Company for the quarter ending December 31, 2009. Management does not expect the adoption of this guidance will have a material impact on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. This ASU amends existing GAAP for separating consideration in multiple-deliverable arrangements and establishes a selling price hierarchy for determining the selling price of a deliverable. Additionally, it eliminates the residual method of allocation, requires consideration be allocated using the relative selling price method and expands required disclosures related to a vendors’ multiple-deliverable revenue arrangements. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management does not expect the adoption of this ASU will have a material impact on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements that Include Software Elements. This ASU provides additional guidance on determining which software, if any, relating to a tangible product should be excluded from the scope of software revenue guidance. Additionally, it provides guidance on how to allocate consideration to deliverables in arrangements that include both tangible products and software. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management does not expect the adoption of this ASU will have a material impact on the Company’s condensed consolidated financial statements.
NOTE 4— DISCONTINUED OPERATIONS
In July 2008, management elected to close the Company’s furniture division. At that time, the Company met the conditions to classify the business as assets held for sale for discontinued operations pursuant to the Codification. The assets held for sale consist principally of goods held for sale at a stated carrying value of $116 and $1,217 at September 30, 2009 and December 31, 2008, respectively. As a result of writing down the assets to fair value less cost to sell, a loss of $67 and $65 for the three months ended September 30, 2009 and 2008, respectively, and $67 and $288 for the nine months ended September 30, 2009 and 2008, respectively, is recorded in loss from discontinued operations in the accompanying consolidated statement of operations. The operations and assets held for sale of the furniture business are presented in assets of discontinued operations in the consolidated balance sheets and discontinued operations in the consolidated statements of operations for all periods presented.
The following amounts represent revenue and loss from discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$—	$429	$—	$510

Loss from discontinued operations	$(67)	$(65)	$(67)	$(288)
NOTE 5— ACCOUNTS RECEIVABLE
The components of accounts receivable net include the following:

	September 30,	December 31,
	2009	2008

Accounts receivable not subject to factoring agreement	$1,640	$1,538
Unbilled receivables	191	2,699
Amounts due from factor	737	548

Total accounts receivable	2,568	4,785
Allowance for doubtful accounts	(18)	(82)

Accounts receivable, net	$2,550	$4,703

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.
GAAV is a party to a factoring agreement, dated as of May 22, 2007 (the “Factoring Agreement”) with FCC LLC, d/b/a First Capital Western Region, LLC (the “Factor”). The Factoring Agreement, which provides for an initial term of two years and a one-year automatic extension unless GAAV provides written notice of termination to the Factor, will expire on May 22, 2010. The Factor, at its discretion, purchases on a nonrecourse basis, all of the GAAV’s customer receivables. The Factor is responsible for servicing the receivables. The Factor pays 90% of the net receivable invoice amount upon request by GAAV and retains the remaining 10% in a reserve. The Factor, at its discretion, may offset the reserve for amounts not collected or outstanding at the end of the term of the Factoring Agreement. GAAV may request releases from the reserve for any excess over a minimum balance set by the Factor. The Factor charges a factoring commission equal to 0.25% of the gross invoice amount of each account purchased, or five dollars per invoice, whichever is greater, with a minimum commission of $24 per year, prorated for the first year. The Factor also charges interest at prime plus 1% with a floor of 8% on the net uncollected outstanding balance of the receivables purchased. One of the members of the GAAV personally guarantees up to a maximum of $500 plus interest and certain fees for accounts receivables sold pursuant to the Factoring Agreement.
The sale of the receivables is accounted for in accordance with the accounting guidance for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with the Codification, receivables are considered sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables, and the Company has surrendered control over the transferred receivables. Accounts receivable sold to the Factor were $3,084 and $3,319 for the three months ended September 30, 2009 and 2008, respectively, and $10,411 and $10,504 for the nine months ended September 30, 2009 and 2008, respectively. Factoring commissions and other fees based on advances were $40 and $45 for the three months ended September 30, 2009 and 2008, respectively, and $128 and $130 for the nine months ended September 30, 2009 and 2008, respectively. Factoring commissions and fees are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
NOTE 6— GOODS HELD FOR SALE OR AUCTION

	September 30,	December 31,
	2009	2008

Machinery and equipment	$14,917	$15,957
Aircraft parts	1,634	1,885

Total	$16,551	$17,842

The Company recorded a lower-of-cost or market adjustment related to certain goods held for sale or auction in the amount of $0 and $70 for the three months ended September 30, 2009 and 2008, respectively, and $226 and $391 for the nine months ended September 30, 2009 and 2008, respectively.
NOTE 7— GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill of $5,688 is comprised of $1,975 of goodwill in the Auction and Liquidation segment and $3,714 of goodwill in the Valuation and Appraisal segment. Goodwill acquired in the Valuation and Appraisal segment is the result of the acquisition of Garcel, Inc. on July 1, 2005 and the purchase of noncontrolling interests from a member of GAAV in exchange for a $1,500 non-interest bearing note, which is more fully described in Note 9. There have been no changes to the carrying amount of goodwill since December 31, 2007.

Other intangible assets with finite lives are being amortized over their estimated useful lives which range from 3.3 years for a favorable lease to 6 years for customer relationships. Amortization expense for the three months ended September 30, 2009 and 2008 was $40 and $49, respectively, and for the nine months ended September 30, 2009 and 2008 was $121 and $148, respectively. At September 30, 2009, the estimated future amortization expense for each of the succeeding years is as follows: $41 for the remainder of fiscal year 2009; $162 for fiscal year 2010; and $80 for fiscal year 2011. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors.
Trademarks have been identified as an indefinite lived intangible asset and are presented with definite lived intangible assets as follows:

	September 30, 2009
	Gross
	carrying	Accumulated
	amount	amortization	Net

Customer relationships	$970	$687	$283
Trademarks	140	—	140

Total	$1,110	$687	$423

	December 31, 2008
	Gross
	carrying	Accumulated
	amount	amortization	Net

Customer relationships	$970	$566	$404
Trademarks	140	—	140

Total	$1,110	$566	$544

NOTE 8— CREDIT FACILITIES
Credit facilities consist of the following arrangements:
(a)	$75,000 Asset Based Credit Facility
On October 21, 2008, the Company entered into an asset based credit facility with a financial institution which expires on October 21, 2010. The credit facility provides credit advances and letter of credit obligations up to an aggregate of $75,000. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 3(b). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. Borrowings under the credit facility bear interest at a rate of 30 day LIBOR plus a margin of 2.25% to 3.25% (3.26% at September 30, 2009 and 4.43% at December 31, 2008) and fees for letters of credit issued are 3.0% per annum. The credit facility also provides for success fees in the amount of 5% to 20% of the profits earned on the liquidation contract, if any, as defined in the credit facility. Interest expense totaled $423 (including success fees of $388) and $5,625 (including success fees of $5,002) for the three and nine months ended September 30, 2009 and 2008, respectively. There was no interest expense under this credit facility for the three and nine months ended September 30, 2008. The outstanding balance under this credit facility was $252 at September 30, 2009, all of which was comprised of outstanding letters of credit. The outstanding balance under this credit facility at December 31, 2008 was $24,899, all of which was comprised of outstanding letters of credit.
On August 27, 2009, the credit agreement governing this facility was amended to reflect the Company’s ownership of GAG, LLC after the consummation of the Acquisition and which, among other things, revised the definition of “Guarantor” to include the Company.

(b)	$100,000 Asset Based Credit Facility
The Company had an asset based credit facility with a financial institution which permitted credit advances and letter of credit obligations up to an aggregate of $100,000. Cash advances and the issuance of letters of credit under the credit facility were made at the lender’s discretion. The credit facility was secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit were issued and the assets that were sold at liquidation related to such contract. Borrowings under the credit facility bore interest at the Wall Street Journal Published Commercial Paper rate plus 3.25% (6.43% at December 31, 2008) and fees for letters of credit issued are 2.25% per annum. The credit facility also provided for success fees in the amount of 5% to 18% of the profits earned on the liquidation contract, if any, as defined in the credit facility. During the nine months ended September 30, 2008, interest expense totaled $32. There was no interest expense during the three months ended September 30, 2009 and 2008, no interest expense during the nine months ended September 30, 2009, and no success fees paid under the credit facility in 2009 or 2008. There were no amounts were outstanding under this credit facility at September 30, 2009 or December 31, 2008. This credit facility matured on October 23, 2009 and was not renewed.
The credit agreements governing these facilities contain covenants, including covenants that limit or restrict the Company’s ability to: incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. Upon the occurrence of an event of default under any of the credit agreements, the applicable lenders may cease making loans, terminate such credit agreement and declare all amounts outstanding under such credit agreement to be immediately due and payable. The credit agreement specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, nonpayment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and material judgment defaults. The Company was not in compliance with the requirement to provide audited financial statements to its lenders within 90 days of December 31, 2008. The Company requested and has received, waivers from the lenders which extended the due date for the delivery of such audited financial statements to June 30, 2009. The Company delivered its audited financial statements to the lenders prior to June 30, 2009.
NOTE 9— LONG-TERM DEBT
Long-term debt consists of the following arrangements:

	September 30,	December 31,
	2009	2008
$60,000 notes payable to each of the Great American Members and the Phantom Equityholders of GAG, LLC issued in connection with the Acquisition dated July 31, 2009	$55,617	$—
$6,707 note payable from acquisition of Garcel on July 1, 2005	—	3,985
$1,500 non-interest bearing note payable from the purchase of mandatorily redeemable noncontrolling interest in GAAV, maturing November 1, 2009 (imputed interest at 5.0% of $1 and $9 at September 30, 2009 and December 31, 2008, respectively)	199	291

Total long-term debt	55,816	4,276
Less current portion of long-term debt	11,322	291

Long-term debt, net of current portion	$44,494	$3,985

(a)	$60,000 Notes Payable

On July 31, 2009, in connection with the Acquisition, the Company issued a note payable to the Contribution Consideration Recipients in the initial principal amount of $60,000. In connection with the closing of the Acquisition, an initial principal payment of $4,383 was made, thereby reducing the principal amount of the note to $55,617. On August 28, 2009, the note was replaced with separate subordinated unsecured promissory notes issued in favor of each of the Contribution Consideration Recipients. The notes are payable in five equal annual principal payments in the aggregate amount of $11,123 which is due on the anniversary date of the note beginning on July 31, 2010 through 2014. Interest is payable quarterly beginning October 31, 2009 at 12% per annum. Interest expense was $1,106 for the three and nine months ended September 30, 2009.

(b)	$6,707 Note Payable
On July 1, 2005, the Company entered into a secured promissory note in the principal amount of $6,707 payable to the seller of Garcel, Inc (see Note 7). The note payable requires interest only monthly payments at Well Fargo Bank’s prime rate (3.25% at both June 30, 2009 and December 31, 2008). Principal payments may be made by the Company at anytime. The note payable matures on June 30, 2010 at which time the entire unpaid principal and accrued interest is due. Pursuant to the terms of the Purchase Agreement, the balance of the note payable was paid in full in connection with the consummation of the Acquisition. Interest expense was $9 and $51 for three months ended September 30, 2009 and 2008, respectively, and $67 and $165 for the nine months ended September 30, 2009 and 2008, respectively.

(c)	$1,500 Non-Interest Bearing Note Payable
On September 30, 2007, the Company purchased from one of the members of GAAV such member’s mandatorily redeemable noncontrolling interest in GAAV (6.9%) in exchange for a non-interest bearing note payable in the amount of $1,500 with imputed interest of $55 at 5.0% (see Note 7). The note payable requires annual payments of $500 in 2007, $700 in 2008, $100 in 2009, and $200 in 2010. Amortization of the discount on the note payable was $3 for each of the three months ended September 30, 2009 and 2008 and $9 and $24 for the nine months ended September 30, 2009 and 2008, respectively, and is included in interest expense in the accompanying consolidated statements of operations.
NOTE 10— NOTE PAYABLE
On May 29, 2008, GAGEE entered into a credit agreement with Garrison Special Opportunities Fund LP, Gage Investment Group LLC (collectively, the “Lenders”) to finance the purchase of certain machinery and equipment to be sold at auction or liquidation. The principal amount of the loan was $12,000 and borrowings bear interest at a rate of 20% per annum. The loan is collateralized by the machinery and equipment which were purchased with the proceeds from the loan. GAGEE is required to make principal and interest payments from proceeds from the sale of the machinery and equipment. GAGEE is a special purpose entity created to purchase the machinery and equipment, whose assets consist only of the machinery and equipment in question and whose liabilities are limited to the Lenders’ note and certain operational expenses related to this transaction. GAG, LLC guaranteed GAGEE’s liabilities to the Lenders up to a maximum of $1,200. The original maturity date of the loan was May 29, 2009, however, GAGEE exercised its right to extend the maturity date for 120 days until September 26, 2009. A fee of $180 was paid in connection with the extension. On September 26, 2009, the note payable became due and payable. On October 8, 2009, GAGEE and GAG, LLC entered into a Forbearance Agreement effective as of September 27, 2009 (the “Forbearance Agreement”) with the Lenders and Garrison Loan Agency Services LLC (“Administrative Agent”), relating to the credit agreement, by and among GAGEE, as borrower, GAG, LLC, as guarantor, the Lenders and the Administrative Agent. Pursuant to the terms of the Forbearance Agreement, the Lenders have agreed to forbear from exercising any of the remedies available to them under the credit agreement and the related security agreement until November 17, 2009, unless a forbearance default occurs, as specified in the Forbearance Agreement. Also, pursuant to the terms of the Forbearance Agreement, GAGEE agreed to hold an auction of the assets collateralizing GAGEE obligations under the credit agreement on or before November 3, 2009 and to use the sale proceeds to repay its obligations under the credit agreement. In connection with the execution of the Forbearance Agreement, GAG, LLC made a payment of $1,200 on October 9, 2009, in full satisfaction of its guaranty under the credit agreement which reduced the principal amount of borrowings and interest due under the credit agreement. At September 30, 2009 and December 31, 2008, the aggregate principal balance of the note payable was $12,452 and $10,984, respectively, and accrued interest on the note payable was $207 and $181, respectively. Interest expense was $629 and $444 for the three months ended September 30, 2009 and 2008, respectively, and $1,796 and $786 for the nine months ended September 30, 2009 and 2008, respectively.
Pursuant to the Forbearance Agreement, the Company held an auction of the assets collateralizing GAGEE’s obligation on November 3, 2009. The sale of the assets at auction was subject to meeting the reserve prices and approval by the Lenders, and the auction did not result in the sale of any of the assets. At September 30, 2009, GAGEE had $13,821 of goods held for sale or auction that represent collateral for the credit agreement. In accordance with the Forbearance Agreement, the Company’s payment of the $1,200 reduced the then outstanding principal amount of the note payable from $12,452 at September 30, 2009 to $11,252. Upon expiration of the Forbearance Agreement on November 17, 2009, the Lenders have the right to demand payment of the remaining balance of the note payable of $11,252 and accrued interest of $208 in full from GAGEE and exercise its rights to foreclose on the machinery and equipment that collateralize the note payable. The Company is currently engaged in negotiations with the lender to modify the terms of the credit agreement prior to the expiration of the Forbearance Agreement, which could include, among other things, extending the maturity date of the note. There can be no assurance that the Company and the Lenders will reach an agreement with acceptable terms and the Lenders could exercise their right to demand acceleration of the loan and foreclose on the assets collateralizing the loan. GAGEE has no assets other than those collateralizing the loan. GAG, LLC has satisfied its obligation to pay the $1,200 guarantee and the credit agreement does not provide for other recourse against GAG, LLC.

NOTE 11— EARNINGS PER SHARE
Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. The effect of the Acquisition has been given retroactive application in the earnings (loss) per share calculation (see Note 2, Basis of Presentation and Accounting Treatment of the Acquisition). The common stock issued and outstanding with respect to the pre-Acquisition stockholders of the Company has been included in the earnings (loss) per share calculation since the closing date of the Acquisition.
Basic and diluted earnings (loss) per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Weighted average shares outstanding:
Basic	22,088,614	10,560,000	14,445,101	10,560,000
Effect of dilutive potential common shares:
Restricted stock units and non-vested shares	64,160	—	21,386	—
Contingently issuable shares	1,320,000	—	440,000	—

Diluted	23,472,774	10,560,000	14,906,487	10,560,000

NOTE 12— COMMITMENTS AND CONTINGENCIES
(a)	Letters of Credit

The following letters of credit were outstanding at September 30, 2009 and December 31, 2008.

	September 30,	December 31,
	2009	2008

Third party lenders (Notes 9 (a) and (b))	$252	$24,899
Related party lender (Note 16)	—	6,603
Other	1,056	135

Total letters of credit outstanding	$1,308	$31,637

(b)	Guarantees on Liquidation Contracts in Progress

The Company will, in certain situations, guarantee a minimum level of proceeds from the sale of inventory or equipment in connection with the auction or liquidation engagements more fully described in Note 2. At September 30, 2009 and December 31, 2008, the amount of the aggregate guarantees were $0 and $7,555, respectively.

(c)	Other Commitments
On September 26, 2008, the Company entered into a commitment to utilize a specific vendor for transportation services related to a liquidation services contract for certain industrial equipment. The remaining services to be performed at September 30, 2009 and December 31, 2008 were $604 and $1,650, respectively.

(d)	Legal Matters
The Company is subject to certain legal and other claims that arise in the ordinary course of its business. The Company does not believe that the results of these claims are likely to have a material effect on its consolidated financial position or results of operations.

NOTE 13— LIMITED LIABILITY COMPANY SUBSIDIARIES
(a)	Operating Agreements of Limited Liability Company Subsidiaries
The Company has subsidiaries that are organized as limited liability companies, each of which has its own separate operating agreement. These operating agreements generally have the same material terms. Each of these subsidiaries are managed by an individual manager who is a member or employee of the subsidiary, although the manager may not take certain actions unless the majority member of the subsidiary (GAG, LLC) consents to the action. These actions include, among others, the dissolution of the subsidiary, the disposition of all or a substantial part of the subsidiary’s assets not in the ordinary course of business, filing for bankruptcy, and the purchase by the subsidiary of one of the members’ ownership interest upon the occurrence of certain events. Certain of the members with a minority ownership interest in the subsidiaries are entitled to receive guaranteed payments in the form of compensation or draws, in addition to distributions of available cash from time to time. Distributions of available cash are generally made to each of the members in accordance with their respective ownership interests in the subsidiary after repayment of any loans made by any members to such subsidiary, and allocations of profits and losses of the subsidiary are generally made to members in accordance with their respective ownership interests in the subsidiary. The operating agreements also place restrictions on the transfer of the members’ ownership interests in the subsidiaries and provide the Company or the other members with certain rights of first refusal and drag along and tag along rights in the event of any proposed sales of the members’ ownership interests.
A member of the subsidiary who materially breaches the operating agreement of the subsidiary, which breach has a direct, substantial and adverse effect on the subsidiary and the other members, or who is convicted of a felony (or a lesser crime of moral turpitude) involving his management of or involvement in the affairs of the subsidiary, or a material act of dishonesty of the member involving his management of or involvement in the affairs of the subsidiary, shall forfeit his entire ownership interest in the subsidiary.
(b)	Repurchase Obligations of Membership Interests of Limited Liability Company Subsidiaries
The operating agreements of the Company’s limited liability company subsidiaries require the Company to repurchase the entire ownership interest of each the members upon the death of a member, disability of a member as defined in the operating agreement, or upon declaration by a court of law that a member is mentally unsound or incompetent. Upon the occurrence of one of these events, the Company is required to repurchase the member’s ownership interest in an amount equal to the fair market value of the member’s noncontrolling interest in the subsidiary.
The Company evaluated the classification of all of its limited liability company members’ ownership interests in accordance with the accounting guidance for financial instruments with characteristics of liabilities and equity. This guidance generally provides for the classification of members’ ownership interests that are subject to mandatory redemption obligations to be classified outside of equity. In accordance with this guidance, all members with a minority ownership interest in these subsidiaries are classified as liabilities and included in mandatorily redeemable noncontrolling interests in the accompanying condensed consolidated balance sheet. Members of these subsidiaries with a minority ownership interest issued before November 5, 2003 are stated on a historical cost basis and members of the Company’s subsidiaries with a minority ownership interests issued on or after November 5, 2003 are stated at fair value at each balance sheet date. The Company deems such repurchase obligations, which are payable to members who are also employees of these subsidiaries, to be a compensatory benefit. Accordingly, the changes in the historical cost basis and the changes in the fair value of the respective members’ ownership interests (noncontrolling interests) are recorded as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The noncontrolling interests share of net income was $289 and $231 for the three months ended September 30, 2009 and 2008, respectively, and $1,311 and $560 for the nine months ended September 30, 2009 and 2008, respectively. There was no change in fair value for each of the three and nine months ended September 30, 2009 and 2008.
NOTE 14— SHARE BASED PAYMENTS
(a)	Grant of Membership Interests in Limited Liability Company Subsidiaries
The limited liability company operating agreement of GAAV was amended on January 1, 2008 to admit two additional members. Both such members were granted a 3% interest in the members’ equity of GAAV. The aggregate value of the grant of the membership interests totaled $1,440. The membership interests vest one-third on January 1, 2008, the date of grant, and one-third on January 1, 2010 and the remaining one-third on January 1, 2011. The membership interests were issued as employee share based payment awards that are being recognized over the requisite service periods. Share based compensation of $100 for each of the three months ended September 30, 2009 and 2008 and $300 and $780 for the nine months ended September 30, 2009 and 2008, respectively, is included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations. At September 30, 2009, total unrecognized compensation expense related to the unvested portion of these grants amounted to $260 and is being recognized over the remaining service period through January 1, 2011.

The Company determined the fair value of the share based payment awards described above based on issuances of similar member interests for cash and references to industry comparables. The Company also relied, in part, on information obtained from appraisal reports prepared by outside specialists.
(b)	Non-Vested Stock Activity
In connection with the Acquisition, the Company granted 1,440,000 shares of non-vested common stock to the Phantom Equityholders. These shares are issuable in accordance with the following vesting schedule: 50% on January 31, 2010, 25% on July 31, 2010 and the remaining 25% on January 31, 2011. Share based compensation for the non-vested stock awards of $1,183 for each of the three and nine months ended September 30, 2009 is included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations. The corresponding income tax benefit recognized in the condensed consolidated statement of operations was $466 for each of the three and nine months ended September 30, 2009.
At September 30, 2009, there was $5,916 of unrecognized share based compensation expense related to these non-vested shares, which will be recognized over the remaining vesting period of 1.3 years. The Company’s non-vested stock activity for the nine months ended September 30, 2009 is summarized in the following table:

		Weighted
		Average Fair
		Value
	Shares	Per Share

Outstanding at December 31, 2008	—	$—
Granted	1,440,000	$4.93
Vested	—	$—
Foreited/Cancelled	—	$—

Outstanding at September 30, 2009	1,440,000	$4.93

(c)	Restricted Stock Unit Activity
On August 25, 2009, each of the non-employee directors then serving on the Company’s Board of Directors were awarded 8,113 restricted stock units in connection with their initial grant of $40 and 10,142 restricted stock units in connection with their annual grant of $50. Such restricted stock units are subject to a one-year vesting period that commenced on July 31, 2009. The restricted stock units had a grant date fair value of $4.93 per share. The total number of restricted stock units granted was 73,020 for a total value of $360. Share based compensation for the restricted stock units of $60 for each of the three and nine months ended September 30, 2009 is included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations. At September 30, 2009, there was $300 of unrecognized share based compensation expense related to these restricted stock units, which will be recognized over the remaining vesting period of 0.8 years.

(d)	Great American Group, Inc. Amended and Restated 2009 Stock Incentive Plan
In connection with the consummation of the Acquisition, the Company assumed the AAMAC 2009 Stock Incentive Plan which was approved by the AAMAC stockholders on July 31, 2009 (as assumed, the “Incentive Plan”). In accordance with Section 13(a) of the Incentive Plan, in connection with the Company’s assumption of the Incentive Plan, the Board of Directors adjusted the maximum number of shares that may be delivered under the Incentive Plan to 15,644,000 to account for the two-for-one exchange ratio of Company common stock for AAMAC common stock in the Acquisition. On August 19, 2009, the Board of Directors approved an amendment and restatement of the Incentive Plan which adjusted the number of shares of the Company reserved for issuance thereunder to 7,822,000. As of September 30, 2009, there were no shares issued under the Incentive Plan.

(e)	Other Stock Awards
On August 19, 2009, the Board of Directors approved the issuance of an aggregate of 115,852 shares of restricted stock to three investment banks that provided investment banking services in connection with the Acquisition. The shares were granted as partial payment for fees incurred in connection with the Acquisition.

NOTE 15— EMPLOYEE COMPENSATION ARRANGEMENTS
(a)	Guaranteed Payments
On July 16, 2007, GAG, LLC entered into employment agreements with two of its members who served as officers of GAG, LLC which entitle each member to a guaranteed payment of $500 per year plus additional benefits for a three-year period. If during the term of the agreement, the officer’s employment terminates for any reason or no reason at all, the officer is entitled to receive a lump sum payment for the remaining unpaid contractual payments including fringe benefits.
The Company recognized a liability and a charge to equity (deferred compensation) of $3,197 at July 16, 2007, for the guaranteed payments due to the officers. Compensation expense, which is recognized over the three year term of the employment agreements totaled $89 and $267 for the three months ended September 30, 2009 and 2008, respectively, and $621 and $799 for the nine months ended September 30, 2009 and 2008, respectively. These amounts have been recorded in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. The remaining balance of the liability for the employment agreements is included in accrued compensation plans and a charge to equity (deferred compensation) in the accompanying condensed consolidated balance sheet in the amount of $1,643 as of December 31, 2008. In connection with the Acquisition, these employment agreements were terminated and the officers entered into new employment agreements with the Company (see Note 15(c)). Accordingly, the liability of $1,022 as of July 31, 2009 was discharged and reflected in the accompanying condensed consolidated financial statements of the Company as a decrease to accrued compensation plans and an increase in shareholders’ equity — deferred compensation arrangements.

(b)	Deferred Compensation Plan
In 2002, GAG, LLC adopted a deferred compensation plan (the “Plan”) pursuant to which GAG, LLC could grant units to receive cash incentive compensation upon the occurrence of specified events. On June 1, 2002, participants in the Plan were collectively awarded 7,400 units, which entitled the holders to an aggregate amount equal to: (i) 37% of the increase in the book value of GAG, LLC from the date of grant in the event the participant terminates employment for any reason other than cause or (ii) an amount that is equal to the proceeds that an owner of 37% of the equity of GAG, LLC would receive upon the sale of GAG, LLC, in one transaction or a series of transactions as defined in the Plan. The awards vested upon grant and are forfeited if the holder is terminated from GAG, LLC for cause.
No additional awards have been granted since the inception of the Plan and 1,000 units of the initial grant have been forfeited, 500 of which were forfeited during the year ended December 31, 2008. At December 31, 2008 and July 31, 2009, a total of 6,400 units were outstanding under the Plan. As the awards vested upon grant, the Company recognized a liability based upon the number of units outstanding and the increase in book value from the grant date. Compensation expense (benefit) in connection with the deferred compensation plan was $(2,428) and $(1,174) for the three months ended September 30, 2009 and 2008, respectively, and $4,005 and $(1,428) for the nine months ended September 30, 2009 and 2008, respectively. These compensation charges are included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. At December 31, 2008, the liability under the Plan was $5,295 and is included in accrued compensation plans in the accompanying condensed consolidated balance sheet. The Plan participants (the Phantom Equityholders) entered into amendment and release agreements in connection with the consummation of the Acquisition, pursuant to which each participants received payment in the form of a note payable. The initial aggregate principal amount of the notes payable was $9,300.

(c)	Employment Agreements
In connection with the consummation of the Acquisition, the Company entered into separate employment agreements with the Chief Executive Officer, the Vice Chairman and President, the Chief Financial Officer, and the Executive Vice President of Retail Services. The employment agreements have no defined term of employment and either party to each employment agreement may terminate the employment relationship at any time. Each employment agreement provides for a base salary and annual bonuses set by the Compensation Committee of the Company’s Board of Directors, an annual increase in base salaries of no less than 5% and a monthly automobile allowance. Each employment agreements provides for the payment of severance ranging from 12 to 24 months following the date of termination, as defined therein.

NOTE 16— RELATED PARTY TRANSACTIONS
In October 2008, the Company entered into a $30,530 asset based credit facility with an affiliate of the Company’s newly admitted member (see Note 13(a)) for a single liquidation contract. The credit facility, as amended, provided financing in the form of a term loan in the amount of $23,927 and letters of credit in the amount of $6,603. Borrowings under the credit facility and fees for the letters of credit bore interest at a rate of 11.0% per annum. The credit facility also required the Company to pay a success fee in the amount of 25.0% of the profits earned on the liquidation contract, if any, as defined in the credit facility. The term loan had a maturity date of January 20, 2009 and the letters of credit had an expiration date of April 1, 2009. Borrowings under the term loan portion of the credit facility were repaid in full in December 2008. There were outstanding letters of credit of $7,041 at December 31, 2008. The letters of credit balances were subsequently reduced to $2,448 in January 2009 until expiration in April 2009. During the nine months ended September 30, 2009, interest expense totaled $420 (including $325 for the success fee). There was no interest expense during each of the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2008. These amounts are reflected in interest expense in the accompanying condensed consolidated statement of operations. The Company also provided valuation and appraisal services to an affiliate of one of the Company’s members and total revenues earned were $0 for the three months ended September 30, 2008 and $220 for the nine months ended September 30, 2008.
NOTE 17— BUSINESS SEGMENTS
The Company’s operating segments, as defined by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally.
The Company’s chief operating decision maker is a committee comprised of the Chief Executive Officer, Vice Chairman and President, and Chief Financial Officer. The Company has several operating subsidiaries through which it delivers specific services. The Company provides auction and liquidation services to stressed or distressed companies in a variety of diverse industries that have included apparel, furniture, jewelry, real estate, and industrial machinery. The Company also provides appraisal and valuation services for retail and manufacturing companies. The Company’s business is classified by management into two reportable segments: Auction and Liquidation, and Valuation and Appraisal. These reportable segments are two distinct businesses, each with a different customer base, marketing strategy and management structure. The Valuation and Appraisal reportable segment is an aggregation of the Company’s valuation and appraisal operating segments, which are primarily organized based on the nature of services and legal structure.
Additionally, the Valuation and Appraisal operating segments are aggregated into one reportable segment as they have similar economic characteristics and are expected to have similar long-term financial performance.

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Auction and Liquidation reportable segment:
Revenues — Services and fees	$5,772	$3,303	$44,424	$16,016
Revenues — Sale of goods	4,056	766	11,197	2,938

Total revenues	9,828	4,069	55,621	18,954
Direct cost of services	(2,381)	(2,281)	(5,778)	(8,976)
Cost of goods sold	(3,851)	(887)	(9,553)	(2,870)
Selling, general, and administrative expenses	(1,549)	(1,843)	(3,747)	(4,607)
Depreciation and amortization	(20)	(7)	(51)	(23)

Segment income	2,027	(949)	36,492	2,478

Valuation and Appraisal reportable segment:
Revenues	5,208	4,510	16,343	12,789
Direct cost of revenues	(2,411)	(2,000)	(6,762)	(5,882)
Selling, general, and administrative expenses	(1,957)	(1,727)	(5,962)	(5,015)
Depreciation and amortization	(46)	(24)	(118)	(72)

Segment income	794	759	3,501	1,820

Consolidated operating income from reportable segments	2,821	(190)	39,993	4,298
Corporate and other expenses	(3,674)	(887)	(16,206)	(4,217)
Interest income	12	22	20	123
Other income (expense)	(341)	39	(580)	76
Interest expense	(2,328)	(631)	(9,272)	(1,150)

Income (loss) from continuing operations before benefit for income taxes	(3,510)	(1,647)	13,955	(870)
Benefit for income taxes	7,610	0	7,610	0

Income (loss) from continuing operations	4,100	(1,647)	21,565	(870)
Loss from discontinued operations	(67)	(65)	(67)	(288)

Net income (loss)	$4,033	$(1,712)	$21,498	$(1,158)

Capital expenditures:
Auction and Liquidation segment	$239	149	381	223
Valuation and Appraisal segment	154	59	285	144

Total	$393	$208	$666	$367

	As of	As of
	September 30,	December 31,
	2009	2008
Total assets:
Auction and Liquidation segment	$104,016	$51,986
Valuation and Appraisal segment	5,438	3,845

Total	$109,454	$55,831

NOTE 18— SUBSEQUENT EVENTS
On October 2, 2009, the Company launched an offer to exchange all of its outstanding warrants for new warrants with a different exercise price and different expiration date (the “Exchange Offer”). The Exchange Offer, which was made pursuant to a prospectus dated October 2, 2009, expired on October 30, 2009. The Company’s obligation to consummate the Exchange Offer was conditioned upon a minimum of 23,012,500 outstanding warrants, or 50% of the outstanding warrants, being validly tendered for exchange and not validly withdrawn prior to the expiration of the Exchange Offer (the “Minimum Tender Condition”). The Minimum Tender Condition was not satisfied and therefore, no Warrants were accepted in the Exchange Offer.
In accordance with the terms of the Warrant Amendment, the Company redeemed all of the outstanding warrants to purchase shares of its common stock for $0.50 each as of October 29, 2009. The aggregate warrant redemption consideration paid to the warrant holders was $23,013, which amount resulted is a decrease in restricted cash and warrant redemption liability subsequent to September 30, 2009. The warrants ceased being quoted on the OTC Bulletin Board on November 2, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Except as otherwise required by the context, references in this Quarterly Report to:
•	“Great American,” “the “Company,” “we,” “us” or “our” refer to the combined business of Great American Group, Inc. and all of its subsidiaries after giving effect to (i) the contribution to Great American Group, Inc. of all of the membership interests of Great American Group, LLC by the members of Great American, which transaction is referred to herein as the Contribution, and (ii) the merger of Alternative Asset Management Acquisition Corp. with and into its wholly-owned subsidiary, AAMAC Merger Sub, Inc., referred to herein as “Merger Sub”, in each case, which occurred on July 31, 2009, referred to herein as the “Merger”. The Contribution and Merger are referred to herein collectively as the “Acquisition”;
•	“GAG, Inc.” refers to Great American Group, Inc.;
•	“GAG, LLC” refers to Great American Group, LLC;
•	“the Great American Members” refers to the members of Great American Group, LLC prior to the Acquisition;
•	“Phantom Equityholders” refers to certain members of senior management of Great American Group, LLC prior to the Acquisition that were participants in a deferred compensation plan; and
•	“AAMAC” refers to Alternative Asset Management Acquisition Corp.
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
Pursuant to the terms of the Purchase Agreement, at the effective time of the Acquisition, (i) each of the 10,923,313 shares of AAMAC common stock which were outstanding immediately prior to the effective time of the Acquisition were exchanged for two shares of GAG, Inc.’s common stock and (ii) each of the 46,025,000 outstanding AAMAC warrants were exchanged for a warrant to purchase GAG, Inc. common stock; and (iii) each outstanding unit of AAMAC was separated into one share of AAMAC common stock and a warrant to purchase one share of AAMAC common stock, both of which were exchanged pursuant to clauses (i) and (ii) above, respectively. Pursuant to a letter agreement, dated as of July 28, 2009 (the “Letter Agreement”) by and among the Company, AAMAC, GAG, LLC, and certain shareholders that founded AAMAC (the “AAMAC Founders”), the AAMAC Founders agreed to cancel 7,850,000 shares of their 10,350,000 shares of AAMAC common stock immediately prior to the Acquisition and to cancel 2,500,000 shares of the Company’s common stock that they received in exchange for their AAMAC common stock in the Acquisition. In accordance with the Letter Agreement, of the 2,500,000 shares of the Company’s common stock the AAMAC Founders received in exchange for their AAMAC shares, 1,500,000 of such shares are being held in escrow for a period of one year from the closing of the Acquisition and the remaining 1,000,000 of such shares will continue to be held in escrow until GAG, LLC’s achievement of any one of the Adjusted EBITDA targets discussed below. The 1,000,000 shares, which are subject to voting restrictions while in escrow, will be forfeited and cancelled if GAG, LLC fails to achieve any of the Adjusted EBITDA targets discussed below.

The number of shares of common stock of the Company issued and outstanding immediately following the consummation of the Acquisition on July 31, 2009 is summarized as follows:

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
The Purchase Agreement provides for the issuance of 1,440,000 shares of common stock of the Company to the Phantom Equityholders pursuant to the following vesting schedule: 50% on January 31, 2010, 25% on July 31, 2010 and the remaining 25% on January 31, 2011.
The Purchase Agreement also provides for the issuance of 6,000,000 additional shares of common stock (the “Contingent Stock Consideration”) to the Contribution Consideration Recipients as follows: (a) in the event GAG, LLC achieves any one of (i) $45.0 million in Adjusted EBITDA (as defined in the Purchase Agreement) for the 12 months ending December 31, 2009, (ii) $47.5 million in Adjusted EBITDA for the 12 months ending March 31, 2010, or (iii) $50.0 million in Adjusted EBITDA for the 12 months ending June 30, 2010, the Company will be obligated to issue to the Contribution Consideration Recipients 2,000,000 shares of the Contingent Stock Consideration; (b) in the event GAG, LLC achieves $55.0 million in Adjusted EBITDA (as defined in the Purchase Agreement) for the fiscal year ending December 31, 2010, then the Company will be obligated to issue to the Contribution Consideration Recipients 2,000,000 shares of the Contingent Stock Consideration; and (c) in the event GAG, LLC achieves $65.0 million in Adjusted EBITDA (as defined in the Purchase Agreement) for the fiscal year ending December 31, 2011, then the Company will be obligated to issue to the Contribution Consideration Recipients 2,000,000 shares of the Contingent Stock Consideration; provided, however, that if the Company does not achieve the December 31, 2010 Adjusted EBITDA target but does achieve the December 31, 2011 Adjusted EBITDA target, then the Company will be obligated to issue to the Contribution Consideration Recipients 4,000,000 shares of the Contingent Stock Consideration. The Company’s issuance of Contingent Stock Consideration will be in accordance with the Purchase Agreement described below.
The Contingent Stock Consideration will be issued to each of the Contribution Consideration Recipients to the extent earned and with respect to the applicable target period, in three equal installments, beginning on the first anniversary of the closing of the Acquisition and issuable on each anniversary of the closing of the Acquisition thereafter in accordance with the Purchase Agreement.
The Great American Members received from GAG, LLC cash distributions totaling $31.7 million in accordance with the Purchase Agreement. The $31.7 million was comprised of (i) a distribution of unrestricted cash and cash equivalents held by GAG, LLC (after giving effect to the repayment of certain debt obligations of GAG, LLC in an outstanding principal amount of $3.0 million) of $18.8 million promptly following the closing date of the Acquisition and (ii) a cash distribution of $12.9 million on September 18, 2009 representing the amount by which the final adjusted working capital of GAG, LLC (as defined in the Purchase Agreement) was greater than $6.0 million at the closing of the Acquisition.

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
The first 600,000 shares of the Escrowed Indemnification Stock will be released from escrow on the day that is the 30th day after (the “First Escrow Release Date”) the date the Company files its annual report on Form 10-K for the year ending December 31, 2009 with the Securities and Exchange Commission (the “SEC”), less that portion of such shares applied in satisfaction of, or reserved with respect to, the Escrow Claims, if any. The remaining Escrowed Indemnification Stock shall be released on the day that is the 30th day after the date the Company files its annual report on Form 10-K for the year ended December 31, 2010 with the SEC (the “Final Escrow Release Date”), less that portion of such shares applied in satisfaction of, or reserved with respect to, Escrow Claims. In the event there are any Escrow Claims properly and timely delivered pursuant to the Purchase Agreement that remain unresolved at the time of the First Escrow Release Date or the Final Escrow Release Date, a portion of the Escrowed Indemnification Stock will remain in escrow until such claims are resolved, at which time the remaining Escrowed Indemnification Stock shall be promptly returned to the Contribution Consideration Recipients.
In connection with the consummation of the Acquisition, AAMAC entered into Amendment No. 1 to the Amended and Restated Warrant Agreement with the warrant agent (the “Warrant Agreement”) to amend the terms of the Warrant Agreement governing the AAMAC warrants exercisable for shares of AAMAC common stock in order to (i) require the redemption of all of the outstanding warrants, including those held by the former AAMAC sponsors, at a price of $0.50 per warrant at any time on or prior to October 29, 2009 (the “Warrant Redemption”), (ii) delay the commencement of the exercisability of the warrants from immediately following the Acquisition to October 30, 2009 and (iii) preclude any adjustment of the warrants as a result of the Acquisition (the “Warrant Amendment”). The Warrant Agreement and the Warrant Amendment govern 46,025,000 warrants of GAG, Inc. issued in exchange for AAMAC warrants in connection with the Acquisition. $23.0 million of the funds received from AAMAC in connection with the Acquisition was deposited in a separate account with the transfer agent for purposes of the Warrant Redemption. For more information regarding the Warrant Redemption, see “Recent Developments”.
The $407.8 million held in AAMAC’s trust account immediately prior to the Acquisition was disbursed as follows: (i) $116.6 million to stockholders who voted against the transaction and elected to convert their shares to a pro rata portion of the AAMAC trust account (approximately $9.85 per share); (ii) $208.8 million to the third parties who entered into stock purchase agreements with AAMAC pursuant to which AAMAC agreed to purchase such parties’ AAMAC shares in connection with the Acquisition and such third parties agreed to give AAMAC’s management proxies to vote such shares in favor of the Acquisition; and (iii) $82.4 million to the Company. In addition to the $82.4 million from AAMAC’s trust account, the Company also received $0.5 million of operating funds held by AAMAC. Of the total $82.9 million, $10.5 million was used to pay expenses and certain investment banking fees associated with the transaction and $4.4 million was distributed to the Contribution Consideration Recipients to pay down the principal amount of the notes payable (thereby reducing the aggregate principal amount of the notes from $60.0 million to $55.6 million), and $23.0 million was deposited in a separate account with the transfer agent pending conduct of the Warrant Redemption, resulting in net proceeds to the Company of $45.0 million. The net proceeds received by the Company are expected to be used for general working capital purposes of the Company and GAG, LLC.
Immediately following the consummation of the Acquisition on July 31, 2009, the former shareholders of AAMAC had an approximate 63% voting interest in the Company and the Great American Members had an approximate 37% voting interest in the Company. The Acquisition has been accounted for as a reverse merger accompanied by a recapitalization of the Company. Under this accounting method, GAG, LLC is considered the acquirer for accounting purposes because it obtained effective control of the Company and AAMAC as a result of the Acquisition. This determination was primarily based on the following facts: the Great American Members’ retention of a significant minority voting interest in the Company; the Great American Members’ appointment of a majority of the members of the Company’s initial board of directors; GAG, LLC’s operations comprising the ongoing operations of the Company; and GAG, LLC’s senior management serving as the senior management of the Company. Under this method of accounting, the recognition and measurement provisions of the accounting guidance for business combinations do not apply and therefore, the Company will not recognize any goodwill or other intangible assets based upon fair value or related amortization expense associated with amortizable intangible assets. Instead, the share exchange transaction utilizes the capital structure of the Company with AAMAC surviving as a subsidiary and the assets and liabilities of GAG, LLC are recorded at historical cost.

Overview
We are a leading provider of asset disposition and valuation and appraisal services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional service firms. We operate our business in two segments: auction and liquidation solutions and valuation and appraisal services. Our auction and liquidation divisions seek to assist clients in maximizing return and recovery rates through the efficient disposition of assets. Such assets include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property. Our valuation and appraisal services division provides our clients with independent appraisals in connection with asset-based loans, acquisitions, divestitures and other business needs. These services are provided to a wide range of retail, wholesale and industrial companies, as well as lenders, capital providers, private equity investors and professional service firms throughout the United States and Canada.
Our significant industry experience and network of highly skilled employees and independent contractors allow us to tailor our auction and liquidation solutions to the specific needs of a multitude of clients, logistical challenges and distressed circumstances. We have established appraisal and valuation methodologies and practices in a broad array of asset categories which have made us a recognized industry leader. Furthermore, our scale and pool of resources allow us to offer our services on a nationwide basis.
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
Recent Developments
On October 2, 2009, the Company launched an offer to exchange all of its outstanding warrants for new warrants with a different exercise price and different expiration date (the “Exchange Offer”). The Exchange Offer, which was made pursuant to a prospectus dated October 2, 2009, expired on October 30, 2009. The Company’s obligation to consummate the Exchange Offer was conditioned upon a minimum of 23,012,500 outstanding warrants, or 50% of the outstanding warrants, being validly tendered for exchange and not validly withdrawn prior to the expiration of the Exchange Offer (the “Minimum Tender Condition”). The Minimum Tender Condition was not satisfied and therefore, no Warrants were accepted in the Exchange Offer.
In accordance with the terms of the Warrant Amendment, the Company redeemed all of the outstanding warrants to purchase shares of its common stock for $0.50 each as of October 29, 2009. The aggregate warrant redemption consideration paid to the warrant holders was approximately $23.0 million, which amount resulted in a decrease in restricted cash and warrant redemption liability subsequent to September 30, 2009. The warrants ceased being quoted on the OTC Bulletin Board on November 2, 2009.
In October 2009, GA Capital, LLC (“GA Capital”) was formed as a subsidiary of the Company. GA Capital will focus on retailers that are in need of junior secured loans for growth capital, working capital, and turnaround financing. GA Capital intends to target borrowers seeking loans between $10 million and $100 million to be secured by collateral assets of the borrowers, including inventory, accounts receivable, real estate and intellectual property.

Results of Operations
The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Consolidated Statements of Operations
(dollars in thousands)

	Three months ended		Three months ended
	September 30, 2009		September 30, 2008
	Amount	%	Amount	%
Revenues:
Services and fees	$10,980	73.0%	$7,813	91.1%
Sale of goods	4,056	27.0%	766	8.9%

Total revenues	15,036	100.0%	8,579	100.0%

Operating expenses:
Direct cost of services	4,792	31.9%	4,281	49.9%
Cost of goods sold	3,851	25.6%	887	10.3%
Selling, general and administrative expenses	7,246	48.2%	4,488	52.3%

Total operating expenses	15,889	105.7%	9,656	112.5%

Operating loss	(853)	-5.7%	(1,077)	-12.5%

Interest income	12	0.1%	22	0.3%
Other income (expense)	(341)	-2.3%	39	0.5%
Interest expense	(2,328)	-15.5%	(631)	-7.4%

Income (loss) from continuing operations before benefit for income taxes	(3,510)	-23.3%	(1,647)	-19.2%
Benefit for income taxes	7,610	50.6%	—	0.0%

Income (loss) from continuing operations	4,100	27.3%	(1,647)	-19.2%
Loss from discontinued operations	(67)	-0.4%	(65)	-0.8%

Net income (loss)	$4,033	26.9%	$(1,712)	-20.0%

Revenues. Total revenues increased $6.5 million, or 75.3%, to $15.0 million during the three months ended September 30, 2009 from $8.6 million during the three months ended September 30, 2008. The increase in revenues was primarily due to a $5.8 million increase in revenues in the auction and liquidation segment and a $0.7 million increase in revenues in the valuation and appraisal services segment in 2009 as compared to the same period in 2008. The increase in revenues in the auction and liquidation segment was due to an increase in revenues from services and fees and an increase in revenues from the sale of goods where we held title during the three months ended September 30, 2009. The increase in revenues of $0.7 million in the valuation and appraisal services segment was primarily due to an increase in the number of collateral monitoring-related asset valuations conducted in connection with existing asset-based loans from financial institutions, as well as an increase in revenues in 2009 from intellectual property and real estate appraisal services which were new in the second half of 2008.

Revenue and Gross Margin by Segment
(dollars in thousands)
Auction and Liquidation Segment:

	Three months ended		Three months ended
	September 30, 2009		September 30, 2008
	Amount	%	Amount	%
Revenues:
Services and fees	$5,772	58.7%	$3,303	81.2%
Sale of goods	4,056	41.3%	766	18.8%

Total revenues	9,828	100.0%	4,069	100.0%

Direct cost of services	2,381	24.2%	2,281	56.1%
Cost of goods sold	3,851	39.2%	887	21.8%

Total operating expenses	6,232	63.4%	3,168	77.9%

Gross margin	$3,596	36.6%	$901	22.1%

Gross margin services and fees	58.7%		30.9%
Gross margin sales of goods	5.1%		-15.8%
Revenues in the auction and liquidation segment increased $5.8 million, or 141.5%, to $9.8 million during the three months ended September 30, 2009 from $4.1 million during the three months ended September 30, 2008. Revenues from services and fees increased to $5.8 million during the three months ended September 30, 2009, an increase of $2.5 million, or 74.8%, from $3.3 million during the three months ended September 30, 2008. The $2.5 million increase in revenues from services and fees was primarily due to an increase in revenues from liquidation engagements where we provided a minimum recovery value for goods sold, offset by a decrease in revenues from services and fees related to service and consulting liquidation engagements where we earned fees, commissions, and reimbursable expenses from the auction and liquidation of goods as an agent for the customer. Revenues from gross sales of goods where we held title to the goods increased $3.3 million to $4.1 million during the three months ended September 30, 2009 from $0.8 million during the three months ended September 30, 2008. The increase in gross revenues from the sales of goods where we held title to the goods in 2009 was primarily due the sale of goods with higher asset values in 2009 as compared to 2008.
Gross margin in the auction and liquidation segment was 36.6% of revenues during the three months ended September 30, 2009, as compared to 22.1% during the three months ended September 30, 2008. The increase in the gross margin was primarily due to an increase in revenues from liquidation engagements where we provided a minimum recovery value for goods sold with the related revenues being recognized on a net basis and during the three months ended September 30, 2009. The gross margins from these liquidation engagements are higher than the gross margins we earn from fee and commission based liquidation engagements. These changes in the mix of revenue and related costs during the three months ended September 30, 2009 resulted in the increase in gross margin for service and fee liquidation engagements to 58.7% from 30.9% during the same period in 2008.
Gross margin from the sales of goods where we held title increased to 5.1% during the three months ended September 30, 2009 as compared to a negative gross margin of 15.8% during the three months ended September 30, 2008. The gross margin was favorably impacted due to liquidation sales of certain equipment with higher profit margins in 2009 as compared to the same period in 2008.
Valuation and Appraisal Segment:

	Three months ended		Three months ended
	September 30, 2009		September 30, 2008
	Amount	%	Amount	%

Revenues — Services and fees	$5,208	100.0%	$4,510	100.0%
Direct cost of services	2,411	46.3%	2,000	44.3%

Gross margin	$2,797	53.7%	$2,510	55.7%

Revenues in the valuation and appraisal segment increased $0.7 million, or 15.5%, to $5.2 million during the three months ended September 30, 2009 from $4.5 million during the three months ended September 30, 2008. Of the $0.7 million increase in revenues, $0.3 million of the increase was primarily due to an increase in the number of collateral monitoring-related asset valuations conducted in connection with existing asset-based loans from financial institutions and other appraisal services. The remaining $0.3 million increase in revenues was due to revenues generated in 2009 related to the formation of a new operating unit in the second half of 2008 to expand our valuation service offerings to include intellectual property and real estate appraisal services.
Gross margins in the valuation and appraisal segment decreased to 53.7% of revenues during the three months ended September 30, 2009 as compared to 55.7% of revenues during the three months ended September 30, 2008. Gross margins in 2009 were negatively impacted by the startup of a new operating unit to expand valuation services to provide intellectual property and real estate appraisal services.
Operating Expenses
Direct Costs of Services. Total direct costs of services increased $0.5 million, or 11.9%, to $4.8 million during the three months ended September 30, 2009 from $4.3 million during the three months ended September 30, 2008. Direct costs of services in the auction and liquidation segment increased $0.1 million, or 4.4%, to $2.4 million during the three months ended September 30, 2009 from $2.3 million during the three months ended September 30, 2008. This increase was primarily due to an increase in business activity in three months ended September 30, 2009 as compared to the same period in 2008. Direct costs of services in the valuation and appraisal services segment increased $0.4 million, or 20.6%, to $2.4 million during the three months ended September 30, 2009 from $2.0 million during the three months ended September 30, 2008. This increase was primarily due to an increase in the number of collateral monitoring-related asset valuations conducted in 2009 as compared to the same period in 2008.
Cost of Goods Sold. Cost of goods sold increased $3.0 million to $3.9 million during the three months ended September 30, 2009 from $0.9 million during the three months ended September 30, 2008. As a percentage of gross sales of goods, where we hold title to the goods, costs of goods sold was 94.9% during the three months ended September 30, 2009 as compared to 115.8% during the three months ended September 30, 2008. The decrease in cost of goods sold as a percentage of gross sales of goods was primarily the result of the sale of goods with higher asset values and gross margin in 2009 as compared to 2008, as previously discussed.
Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended September 30, 2009 and 2008 were comprised of the following:
Selling, General and Administrative Expenses by Segment

	Three months ended		Three months ended
	September 30, 2009		September 30, 2008		Change
	Amount	%	Amount	%	Amount	%

Auction and liquidation	$1,569	21.7%	$1,850	41.2%	$(281)	-15.2%
Valuation and appraisal	2,003	27.6%	1,751	39.0%	252	14.4%
Corporate and other	3,674	50.7%	887	19.8%	2,787	314.2%

Total selling, general & administrative expenses	$7,246	100.0%	$4,488	100.0%	$2,758	61.5%

Selling, general and administrative expenses in the auction and liquidation segment decreased $0.3 million, or 15.2%, to $1.6 million during the three months ended September 30, 2009 from $1.9 million for the three months ended September 30, 2008. The decrease was primarily due to a decrease in payroll related expenses during the three months ended September 30, 2009 as compared to the same period in 2008. Selling, general and administrative expenses in the valuation and appraisal services segment increased $0.2 million, or 14.4%, to $2.0 million during the three months ended September 30, 2009 from $1.8 million for the three months ended September 30, 2008. This increase was primarily due to an increase in the volume of engagements in 2009. Selling, general and administrative expenses for corporate and other increased $2.8 million to $3.7 million during the three months ended September 30, 2009 from $0.9 million for the three months ended September 30, 2008. This increase was primarily due to an increase of $2.2 million of expenses during the three months ended September 30, 2009 for accounting, legal and consulting expenses as a result of the Acquisition. The remaining increase in 2009 was primarily related to an increase in share based compensation for restricted stock awards to the Phantom Equityholders in connection with the consummation of the Acquisition and an increase in costs associated with the opening of new offices and the addition of personnel.

Other Income (Expense) and Interest. Other expenses increased $2.1 million to $2.7 million during the three months ended September 30, 2009 from $0.7 million during the three months ended September 30, 2008. Of the $2.1 million increase, $1.7 million related to an increase in interest expense during the three months ended September 30, 2009 which was primarily due to an increase in interest expense of $1.1 million on the notes payable issued to the Great American Members and Phantom Equityholders in connection with the consummation of the Acquisition, $0.2 million on the note payable issued on May 29, 2008 to finance the purchase of certain machinery and equipment, and the remaining $0.4 million due to the increased funding for guaranteed deals in 2009. The remaining $0.4 million increase in other expenses was primarily due to the Company’s share of costs from its 50% interest in Great American Home Auctions which began operating in the second quarter of 2009.
Income (Loss) from Continuing Operations. Income from continuing operations increased to $4.1 million during the three months ended September 30, 2009 from a loss from continuing operations of $1.6 million during the three months ended September 30, 2008. The increase was primarily due to the recognition of a benefit for income taxes in the amount of $7.6 million during the three months ended September 30, 2009. This benefit for income taxes was comprised of a benefit of $6.2 million as a result of a change in the Company’s tax status to a C corporation in connection with the consummation of the Acquisition and a $1.4 million tax benefit from operations during the period from the date of consummation of the Acquisition through September 30, 2009. Excluding the benefit for income taxes, loss from continuing operations increased $1.9 million, or 113.1%, to a loss of $3.5 million during the three months ended September 30, 2009 from a loss of $1.6 million during the three months ended September 30, 2009. The increase in the loss during the three months ended September 30, 2009 was primarily due to an increase in corporate selling, general and administrative expense and higher interest expense as described above.
Loss From Discontinued Operations. Loss from discontinued operations was $0.1 million for the three months ended September 30, 2009 and the three months ended September 30, 2008. The loss from discontinued operations is the result of the closure of the Company’s retail furniture liquidation segment in July 2008.
Net Income (Loss). Net income for the three months ended September 30, 2009 was $4.0 million during the three months ended September 30, 2009 as compared to a net loss of $1.7 million during the three months ended September 30, 2008. The increase in net income during the three months ended September 30, 2009 was primarily due to the $7.6 million tax benefit recognized during the three months ended September 30, 2009, offset by an increase in corporate selling, general and administrative expenses and higher interest expense as described above.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Consolidated Statements of Operations
(dollars in thousands)

	Nine months ended		Nine months ended
	September 30, 2009		September 30, 2008
	Amount	%	Amount	%
Revenues:
Services and fees	$60,767	84.4%	$28,805	90.7%
Sale of goods	11,197	15.6%	2,938	9.3%

Total revenues	71,964	100.0%	31,743	100.0%

Operating expenses:
Direct cost of services	12,540	17.4%	14,858	46.8%
Cost of goods sold	9,553	13.3%	2,870	9.0%
Selling, general and administrative expenses	26,084	36.2%	13,934	43.9%

Total operating expenses	48,177	66.9%	31,662	99.7%

Operating income (loss)	23,787	33.1%	81	0.3%

Interest income	20	0.0%	123	0.4%
Other income (expense)	(580)	-0.8%	76	0.2%
Interest expense	(9,272)	-12.9%	(1,150)	-3.6%

Income (loss) from continuing operations before benefit for income taxes	13,955	19.4%	(870)	-2.7%
Benefit for income taxes	7,610	10.6%	—	0.0%

Income (loss) from continuing operations	21,565	30.0%	(870)	-2.7%
Loss from discontinued operations	(67)	-0.1%	(288)	-0.9%

Net income (loss)	$21,498	29.9%	$(1,158)	-3.6%

Revenues. Total revenues increased to $40.3 million, or 126.7%, to $72.0 million during the nine months ended September 30, 2009 from $31.7 million during the nine months ended September 30, 2008. The increase in revenues was primarily due to a $36.6 million increase in revenues in the auction and liquidation segment and a $2.7 million increase in revenues in the valuation and appraisal services segment in 2009 as compared to the same period in 2008. The increase in revenues in the auction and liquidation segment was due to liquidation services provided to two large consumer product retailers conducting bankruptcy liquidation sales and an increase in revenues from the sale of goods where we held title during the nine months ended September 30, 2009. The increase in revenues of $2.7 million in the valuation and appraisal services segment was primarily due to an increase in the number of collateral monitoring-related asset valuations conducted in connection with existing asset-based loans from financial institutions, as well as an increase in revenues in 2009 from intellectual property and real estate appraisal services which were new in the second half of 2008.

Revenue and Gross Margin by Segment
(dollars in thousands)
Auction and Liquidation Segment:

	Nine months ended		Nine months ended
	September 30, 2009		September 30, 2008
	Amount	%	Amount	%
Revenues:
Services and fees	$44,424	79.9%	$16,016	84.5%
Sale of goods	11,197	20.1%	2,938	15.5%

Total revenues	55,621	100.0%	18,954	100.0%

Direct cost of services	5,778	10.4%	8,976	47.4%
Cost of goods sold	9,553	17.2%	2,870	15.1%

Total operating expenses	15,331	27.6%	11,846	62.5%

Gross margin	$40,290	72.4%	$7,108	37.5%

Gross margin services and fees	87.0%		44.0%
Gross margin sales of goods	14.7%		2.3%
Revenues in the auction and liquidation segment increased $36.6 million, or 193.5%, to $55.6 million during the nine months ended September 30, 2009 from $19.0 million during the nine months ended September 30, 2008. Revenues from services and fees increased $28.4 million, or 177.4%, to $44.4 million during the nine months ended September 30, 2009 from $16.0 million during the nine months ended September 30, 2008. The increase in revenues from services and fees was primarily due to revenues of $16.0 million and $9.7 million earned on two large liquidation service engagements where we provided a minimum recovery value for goods being sold at bankruptcy liquidation sales during the first quarter of 2009. Revenues from gross sales of goods where we held title to the goods increased $8.3 million to $11.2 million during the nine months ended September 30, 2009 from $2.9 million during the nine months ended September 30, 2008. The increase in gross revenues from the sales of goods where we held title to the goods in 2009 was primarily due the sale of goods with higher asset values in 2009 as compared to 2008.
Gross margin in the auction and liquidation segment was 72.4% of revenues during the nine months ended September 30, 2009 as compared to 37.5% during the nine months ended September 30, 2008. The increase in the gross margin in 2009 was primarily due to the increase in revenues from services for liquidation engagements which were conducted through collaborative arrangements with other liquidation agents. In these types of engagements, we participate with other liquidation agents and provide a minimum recovery value for goods sold at auction or liquidation with the related revenues recognized on a net basis. Revenues recognized under these types of liquidation engagements totaled $35.0 million during the nine months ended September 30, 2009 as compared to $4.5 million during the nine months ended September 30, 2008. There were no corresponding direct costs of services for these collaborative arrangements during the nine months ended September 30, 2009 as compared to $1.8 million during the nine months ended September 30, 2008. These changes in the mix of revenue and related costs in 2009 resulted in the increase in gross margin for liquidation engagements to 87.0% from 44.0% in 2008. During the nine months ended September 30, 2008, revenues from liquidation and auction engagements were primarily comprised of engagements where we earned fees and commissions acting as an agent selling goods on behalf of the customer. Under these types of engagements, we earn revenues from services, fees and reimbursable costs and direct costs of services include direct costs of the liquidation engagement and costs incurred on behalf of the customer that are reimbursed in accordance with the terms of the liquidation contract. This mix of revenue and corresponding costs results in a lower gross margin than the gross margin from the liquidation engagements under collaborative arrangements where we provide a minimum recovery value of goods sold at auction or liquidation.
Gross margin from the sales of goods where we held title increased to 14.7% during the nine months ended September 30, 2009 as compared to 2.3% during the nine months ended September 30, 2008. The gross margin was favorably impacted due to liquidation sales of certain equipment with higher profit margins in 2009 as compared to the same period in 2008.

Valuation and Appraisal Segment:

	Nine months ended		Nine months ended
	September 30, 2009		September 30, 2008
	Amount	%	Amount	%

Revenues — Services and fees	$16,343	100.0%	$12,789	100.0%
Direct cost of services	6,762	41.4%	5,882	46.0%

Gross margin	$9,581	58.6%	$6,907	54.0%

Revenues in the valuation and appraisal segment increased $3.5 million, 27.8%, to $16.4 million during the nine months ended September 30, 2009 from $12.8 million during the nine months ended September 30, 2008. Of the $3.5 million increase in revenues, $2.9 million was primarily due to an increase in the number of collateral monitoring-related asset valuations conducted in connection with existing asset-based loans from financial institutions and other appraisal services. The remaining $0.6 million increase in revenues was due to revenues generated during the nine months ended September 30, 2009 by a new operating unit which was formed in the second half of 2008 to expand our valuation service offerings to include intellectual property and real estate appraisal services.
Gross margins in the valuation and appraisal segment increased to 58.6% of revenues during the nine months ended September 30, 2009 as compared to 54.0% of revenues during the nine months ended September 30, 2008. The gross margins in 2009 increased as a result of productivity gains.
Operating Expenses
Direct Costs of Services. Total direct costs of services decreased $2.4 million, or 15.6%, to $12.5 million during the nine months ended September 30, 2009 from $14.9 million during the nine months ended September 30, 2008. Direct costs of services in the auction and liquidation segment decreased $3.2 million, or 35.6%, to $5.8 million during the nine months ended September 30, 2009 from $9.0 million during the nine months ended September 30, 2008. This decrease was primarily due to a decrease in reimbursable expenses that are included as a component of direct cost of services from fee and commission auction and liquidation engagements. The number of these fee and commission auction and liquidation engagements decreased during the nine months ended September 30, 2009 as compared to the same period in 2008, resulting in a decrease in revenues from reimbursable expenses and a corresponding decrease in direct costs of revenues from reimbursable expense. Direct costs of services in the valuation and appraisal services segment increased $0.9 million, or 15.0%, to $6.8 million during the nine months ended September 30, 2009 from $5.9 million during the nine months ended September 30, 2008. This increase was primarily due to an increase in the number of collateral monitoring-related asset valuations conducted in 2009 as compared to the same period in 2008.
Cost of Goods Sold. Cost of goods sold increased $6.7 million to $9.6 million during the nine months ended September 30, 2009 from $2.9 million during the nine months ended September 30, 2008. As a percentage of gross sales of goods, where we hold title to the goods, costs of goods sold was 85.3% during the nine months ended September 30, 2009 as compared to 97.7% during the nine months ended September 30, 2008. The decrease in cost of goods sold was primarily the result of the sale of goods with higher asset values and gross margin during the nine months ended September 30, 2009 as compared to the same period in 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the nine months ended September 30, 2009 and 2008 were comprised of the following:
Selling, General and Administrative Expenses by Segment

	Nine months ended		Nine months ended
	September 30, 2009		September 30, 2008		Change
	Amount	%	Amount	%	Amount	%

Auction and liquidation	$3,798	52.4%	$4,630	103.2%	$(832)	-18.0%
Valuation and appraisal	6,080	83.9%	5,087	113.3%	993	19.5%
Corporate and other	16,206	223.7%	4,217	94.0%	11,989	284.3%

Total selling, general & administrative expenses	$26,084	360.0%	$13,934	310.5%	$12,150	87.2%

Selling, general and administrative expenses in the auction and liquidation segment decreased $0.8 million, or 18.0%, to $3.8 million during the nine months ended September 30, 2009 from $4.6 million for the nine months ended September 30, 2008. The decrease was primarily due to a decrease in payroll related and occupancy expenses in 2009. Selling, general and administrative expenses in the valuation and appraisal services segment increased $1.0 million, or 19.5%, to $6.1 million during the nine months ended September 30, 2009 from $5.1 million for the nine months ended September 30, 2008. This increase was primarily due to an increase in the volume of engagements in 2009. Selling, general and administrative expenses for corporate and other increased $12.0 million to $16.2 million during the nine months ended September 30, 2009 from $4.2 million for the nine months ended September 30, 2008. This increase was primarily due to an increase of $5.4 million relating to the deferred compensation plan that was in effect prior to the Acquisition, $2.2 million accounting, legal and consulting expenses as a result of the Acquisition, $1.2 million of share based compensation related to the restricted stock grant to the Phantom Equityholders, $1.5 million accrual of bonuses and increased costs associated with the opening of new offices and the addition of personnel.
Other Income (Expense) and Interest. Other expenses increased $8.8 million to $9.8 million during the nine months ended September 30, 2009 from $1.0 million during the nine months ended September 30, 2008. Of the $8.8 million increase, $8.1 million related to an increase in interest expense during the nine months ended September 30, 2009 which was primarily due to an increase in interest expense of $5.9 million in connection with the Company’s credit facilities on guarantee arrangements for the auction and liquidation segment, $1.1 million on the notes payable issued to the Great American Members and Phantom Eqityholders in connection with the consummation of the Acquisition and the remaining $1.1 million on the note payable issued on May 29, 2008 to finance the purchase of certain machinery and equipment. The remaining $0.7 million increase in other expenses was primarily due to a decrease in interest income of $0.1 million and the Company’s share of costs from its 50% interest in Great American Home Auctions which began operating in the second quarter of 2009.
Income (Loss) from Continuing Operations. Income from continuing operations increased to $21.6 million during the nine months ended September 30, 2009 from a $1.2 million loss from continuing operations during the nine months ended September 30, 2008. The increase was primarily due to the an increase in income in the auction and liquidation segment and the recognition of a benefit for income taxes in the amount of $7.6 million during the three months ended September 30, 2009. This benefit for income taxes was comprised of an income tax benefit of $6.2 million as a result of a change in the Company’s tax status to a C corporation in connection with the consummation of the Acquisition and $1.4 million income tax benefit from operations during the period from the date of consummation of the Acquisition through September 30, 2009. Excluding the benefit for income taxes, income from continuing operations increased to $14.0 million during the nine months ended September 30, 2009 from a loss of $1.2 million during the nine months ended September 30, 2009. The increase in income was primarily due to an increase in revenues in the auction and liquidation segment as discussed above, offset by increased selling, general and administrative expenses and higher interest expense.
Loss From Discontinued Operations. Loss from discontinued operations was $0.1 million for the nine months ended September 30, 2009 and $0.3 million for the nine months ended September 30, 2008. The loss from discontinued operations is the result of the closure of the Company’s retail furniture liquidation segment in July 2008.
Net Income (Loss). Net income for the nine months ended September 30, 2009 was $21.5 million as compared to a net loss of $1.2 million for the nine months ended September 30, 2008. The increase in net income during the nine months ended September 30, 2009 was primarily due to the increase in revenues in the auction and liquidation segment and the $7.6 million income tax benefit recognized during such period offset by increased selling, general and administrative expenses and higher interest expenses.

Discontinued Operations
We discontinued the operations of our retail furniture liquidation business segment on June 30, 2008. The business primarily involved the purchase of supplemental consignment inventory, or augmented inventory, to support a store closing sale. As the store closing sales were conducted and the economy began to deteriorate, revenues from most of these engagements fell short of our sales estimates. As a consequence, we extended the sales to sell through remaining inventory which resulted in expense overages. Once the engagements were completed, we were left with significant levels of inventory. In order to account for the discontinued furniture operations, we recorded losses of $0.1 million and $0.3 million during the three and nine months ended September 30, 2008. During the three and nine months ended September 30, 2009, we recorded losses of $0.1 million. We have continued to sell the remaining inventory, the carrying value of which was $0.1 million and $1.2 million at September 30, 2009 and December 31, 2008, respectively.
Liquidity and Capital Resources
On July 31, 2009, pursuant to the terms of the Purchase Agreement, the Acquisition was consummated and the Great American Members contributed all of their membership interests of GAG, LLC to the Company in exchange for 10,560,000 shares of common stock of the Company and a subordinated unsecured promissory note an initial principal amount of $60.0 million (which was reduced by a principal payment to the Contribution Consideration Recipients of $4.4 million at the closing of the Acquisition. On August 28, 2009, the note was replaced with separate subordinated unsecured promissory notes issued in favor of each of the Contribution Consideration Recipients. The notes matures on July 31, 2014 and bears interest at a rate of 12% per annum. Interest on the notes is payable quarterly in arrears on January 31st, April 30th, July 31st, and October 31st of each year. The first quarterly interest payment was made on October 31, 2009. One-fifth of the aggregate principal amount of the notes, including any accrued and unpaid interest thereon, will be payable on each anniversary of the original note through July 31, 2014.
The $407.8 million held in AAMAC’s trust account immediately prior to the Acquisition was disbursed as follows: (i) $116.6 million to stockholders who voted against the transaction and elected to convert their shares to a pro rata portion of the AAMAC trust account (approximately $9.85 per share); (ii) $208.8 million to the third parties who entered into stock purchase agreements with AAMAC pursuant to which AAMAC agreed to purchase such parties’ AAMAC shares in connection with the Acquisition and such third parties agreed to give AAMAC’s management proxies to vote such shares in favor of the Acquisition; and (iii) $82.4 million to the Company. In addition, to the $82.4 million from AAMAC’s trust account, the Company also received $0.5 million of operating funds held by AAMAC. Of the total $82.9 million, $10.5 million was used to pay expenses and certain investment banking fees associated with the transaction and $4.4 million was distributed to the Contribution Consideration Recipients to pay down the principal amount of the notes payable (thereby reducing the aggregate principal amount of the notes from $60.0 million to $55.6 million), and approximately $23.0 million was deposited in a separate account with the transfer agent pending conduct of the Warrant Redemption, resulting in net proceeds to the Company of approximately $45.0 million. The net proceeds received by the Company are expected to be used for general working capital purposes of the Company and GAG, LLC.
The Great American Members received from GAG, LLC cash distributions totaling approximately $31.7 million in accordance with the Purchase Agreement. This amount was comprised of (i) a distribution of unrestricted cash and cash equivalents held by GAG, LLC (after giving effect to the repayment of certain debt obligations of GAG, LLC in an outstanding principal amount of approximately $3.0 million) of $18.8 million promptly following the closing date of the Acquisition and (ii) a cash distribution of approximately $12.9 million on September 18, 2009 representing the amount by which the final adjusted working capital of GAG, LLC (as defined in the Purchase Agreement) was greater than $6.0 million at the closing of the Acquisition.
In connection with the consummation of the Acquisition, AAMAC amended the terms of the Warrant Agreement governing the AAMAC warrants exercisable for shares of AAMAC common stock in order to (i) require the redemption of all of the outstanding warrants, including those held by the former AAMAC sponsors, at a price of $0.50 per warrant at any time on or prior to October 29, 2009 (the “Warrant Redemption”), (ii) delay the commencement of the exercisability of the warrants from immediately following the Acquisition to October 30, 2009 and (iii) preclude any adjustment of the warrants as a result of the Acquisition (the “Warrant Amendment”). The Warrant Agreement and the Warrant Amendment govern 46,025,000 warrants of GAG, Inc. issued in exchange for AAMAC warrants in connection with the Acquisition. Approximately $23.0 million of the funds received from AAMAC in connection with the Acquisition was deposited in a separate account with the transfer agent for purposes of the Warrant Redemption.
On October 2, 2009, the Company launched an offer to exchange all of its outstanding warrants for new warrants with a different exercise price and different expiration date (the “Exchange Offer”). The Exchange Offer, which was made pursuant to a prospectus dated October 2, 2009, expired on October 30, 2009. The Company’s obligation to consummate the Exchange Offer was conditioned upon a minimum of 23,012,500 outstanding warrants, or 50% of the outstanding warrants, being validly tendered for exchange and not validly withdrawn prior to the expiration of the Exchange Offer (the “Minimum Tender Condition”). The Minimum Tender Condition was not satisfied and therefore, no Warrants were accepted in the Exchange Offer.

In accordance with the terms of the Warrant Amendment, the Company redeemed all of the outstanding warrants to purchase shares of its common stock for $0.50 each as of October 29, 2009. The aggregate warrant redemption consideration paid to the warrant holders was approximately $23.0 million, which amount resulted is a decrease in restricted cash and warrant redemption liability subsequent to September 30, 2009. The warrants ceased being quoted on the OTC Bulletin Board on November 2, 2009.
The Company’s principal sources of liquidity are cash and cash equivalents as a result of the Acquisition, cash provided by operating activities, and funds available under revolving credit facilities and special purpose financing arrangements.

	Nine Months Ended
	September 30,
	2009	2008
Net cash provided by (used in):

Operating activities	$25,006	$(6,583)
Investing activities	(21,969)	(373)
Financing activities	26,837	1,336

Net increase (decrease) in cash and cash equivalents	$29,874	$(5,620)

Cash provided by operating activities was $25.0 million for the nine months ended September 30, 2009 compared to cash used in operating activities of $6.6 million in the same period in 2008. The increase in cash provided by operating activities in 2009 was due to the large increase in net income primarily from the revenue earned on two large liquidation engagements where we provided a minimum recovery value for goods being sold at bankruptcy liquidation sales during the first quarter of 2009. Net cash used in investing activities increased to $22.0 million for the nine months ended September 30, 2009 compared to net cash used in investing activities of $0.4 million in the same period in 2008. The increase in net cash used in investing activities in 2009 was primarily due to an increase in restricted cash of $21.3 million and an increase in capital expenditures of $0.4 million. The increase in restricted cash was the result of funds deposited in a separate account with the transfer agent pending conduct of the Warrant Redemption. Cash provided by financing activities was $26.8 million for the nine months ended September 30, 2009 compared to cash provided by financing activities of $1.3 million in the same period in 2008. Cash provided by financing increased in 2009 primarily from proceeds of $70.4 million received in connection with the Acquisition, offset by cash used in financing activities resulting from distributions of $33.9 million to the Great American Members and $4.4 million payment of notes payable in accordance with the Purchase Agreement.
From time to time, the Company utilizes its asset based credit facility to fund costs and expenses incurred in connection with liquidation engagements. The Company also utilizes this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. At September 30, 2009, the outstanding balance under the credit facility was $0.3 million which was comprised entirely of outstanding letters of credit. The Company is permitted to borrow up to $75.0 million under the credit facility; however, borrowings under the credit facility are only made at the discretion of the lender. The Company typically seeks borrowings on an engagement-by-engagement basis. The credit facility expires in October 2010, however, borrowings under the credit facility are generally required to be repaid within 180 days.
On May 29, 2008, GAGEE entered into a credit agreement with to finance the purchase of certain machinery and equipment to be sold at auction or liquidation. The principal amount of the loan was $12.0 million and borrowings bear interest at a rate of 20% per annum. The loan is collateralized by the machinery and equipment which were purchased with the proceeds from the loan. GAGEE is required to make principal and interest payments from proceeds from the sale of the machinery and equipment. GAGEE is a special purpose entity created to purchase the machinery and equipment, whose assets consist only of the machinery and equipment in question and whose liabilities are limited to the Lenders’ note and certain operational expenses related to this transaction. GAG, LLC guaranteed GAGEE’s liabilities to the Lenders up to a maximum of $1.2 million. The original maturity date of the loan was May 29, 2009, however, GAGEE exercised its right to extend the maturity date for 120 days until September 26, 2009. A fee of $0.2 million was paid in connection with the extension. On September 26, 2009, the note payable became due and payable. On October 8, 2009, GAGEE and GAG, LLC entered into a Forbearance Agreement effective as of September 27, 2009 with the Lenders and the Administrative Agent, relating to the credit agreement, by and among GAGEE, as borrower, GAG, LLC, as guarantor, the Lenders and the Administrative Agent. Pursuant to the terms of the Forbearance Agreement, the Lenders have agreed to forbear from exercising any of the remedies available to them under the credit agreement and the related security agreement until November 17, 2009, unless a forbearance default occurs, as specified in the Forbearance Agreement. Also, pursuant to the terms of the Forbearance Agreement, GAGEE agreed to hold an auction of the assets collateralizing GAGEE obligations under the credit agreement on or before November 3, 2009 and to use the sale proceeds to repay its obligations under the credit agreement. In connection with the execution of the Forbearance Agreement, GAG, LLC made a payment of $1.2 million on October 9, 2009, in full satisfaction of its guaranty under the credit agreement which reduced the principal amount of borrowings and interest due under the credit agreement. At September 30, 2009 and December 31, 2008, the aggregate principal balance of the note payable was $12.5 million and $11.0 million, respectively, and accrued interest on the note payable was $0.2 million and $0.2 million, respectively. Interest expense was $0.6 million and $0.4 million for the three months ended September 30, 2009 and 2008, respectively, and $1.8 million and $0.8 million for the nine months ended September 30, 2009 and 2008, respectively.
Pursuant to the Forbearance Agreement, the Company held an auction of the assets collateralizing GAGEE’s obligation on November 3, 2009. The sale of the assets at auction was subject to meeting the reserve prices and approval by the Lenders, and the auction did not result in the sale of any of the assets. At September 30, 2009, GAGEE had $13.8 million of goods held for sale or auction that represent collateral for the credit agreement. In accordance with the Forbearance Agreement, the Company’s payment of the $1.2 million reduced the then outstanding principal amount of the note payable from $12.5 million at September 30, 2009 to $11,252. Upon expiration of the Forbearance Agreement on November 17, 2009, the Lenders have the right to demand payment of the remaining balance of the note payable of $11.3 million and accrued interest of $0.2 million in full from GAGEE and exercise its rights to foreclose on the machinery and equipment that collateralize the note payable. The Company is currently engaged in negotiations with the lender to modify the terms of the credit agreement prior to the expiration of the Forbearance Agreement, which could include, among other things, extending the maturity date of the note. There can be no assurance that the Company and the Lenders will reach an agreement with acceptable terms and the Lenders could exercise their right to demand acceleration of the loan and foreclose on the assets collateralizing the loan. GAGEE has no assets other than those collateralizing the loan. GAG, LLC has satisfied its obligation to pay the $1.2 million guarantee and the credit agreement does not provide for other recourse against GAG, LLC.
One of the Company’s subsidiaries utilizes a factoring agreement to provide working capital to finance the operations within the Valuation and Appraisal segment. The factoring agreement is scheduled to expire on May 22, 2010. The factor agreement provides for the Factor, at its discretion, to purchase on a nonrecourse basis, all of the Company’s subsidiary’s customer receivables. The Factor is responsible for servicing the receivables and pays 90% of the net receivable invoice amount upon request by the Company’s subsidiary and retains the remaining 10% in a reserve. Accounts receivable sold to the Factor were $10.4 million and $10.5 million for the nine months ended September 30, 2009 and 2008, respectively. Factoring commissions and other fees based on advances were $0.1 million for the nine months ended September 30, 2009 and 2008, respectively.
Off Balance Sheet Arrangements
We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
We have not entered into any off-balance sheet financing arrangements and we have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.
Contractual Obligations
The following table sets forth aggregate information about our contractual obligations as of December 31, 2008 and the periods in which payments are due:

	Payments due by period
		Less Than			More Than
	Total	1 year	1-3 years	4-5 years	5 Years
Contractual Obligations:
Long-term debt	$4,276	$291	$3,985	$—	$—
Note payable	10,984	10,984	—	—	—
Capital lease obligations, including interest	452	198	241	13	—
Operating lease obligation	5,815	1,217	3,778	820	—
Guarantee contracts	7,555	6,866	689	—	—

Total	$29,082	$19,556	$8,693	$833	$—

In connection with the consummation of the Acquisition, the Company issued a note payable to each of the Great American Members and the Phantom Equityholders in an initial aggregate principal amount of $60.0 million. Upon closing the Acquisition, an initial principal payment of $4.4 million was made, thereby reducing the aggregate principal amount of the note to $55.6 million. The principal is payable in five equal annual principal payments of an aggregate of $11.1 million due on the anniversary date of the note beginning on July 31, 2010 through 2014. Interest is payable quarterly beginning October 31, 2009 at 12% per annum.
Critical Accounting Policies
Our financial statements and the notes thereto contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, management’s estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if:
•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate, or the use of different estimating methods that could have been selected, could have a material impact on results of operations or financial condition.
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Our significant accounting policies are described in Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report. Management believes that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our financial statements.
Revenue Recognition. Revenues are recognized in accordance with the accounting guidance when persuasive evidence of an arrangement exists, the related services have been provided, the fee is fixed or determinable, and collection is reasonably assured.
Revenues in the Company’s Valuation and Appraisal segment are primarily comprised of fees for valuation and appraisal services. Revenues are recognized upon the delivery of the completed services to the related customers and collection of the fee is reasonably assured. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs.
Revenues in the Company’s Auction and Liquidation segment are comprised of (i) commissions and fees earned on the sale of goods at auctions and liquidations; (ii) revenues from auction and liquidation services contracts where the Company guarantees a minimum recovery value for goods being sold at auction or liquidation; (iii) revenue from the sale of goods that are purchased by the Company for sale at auction or liquidation sales events; and (iv) revenues from contractual reimbursable expenses incurred in connection with auction and liquidation contracts.
Commission and fees earned on the sale of goods at auction and liquidation sales are recognized when evidence of an arrangement exists, the sales price has been determined, title has passed to the buyer and the buyer has assumed the risks of ownership, and collection is reasonably assured. The commission and fees earned for these services are included in revenues.
Revenues earned from auction and liquidation services contracts where the Company guarantees a minimum recovery value for goods being sold at auction or liquidation are recognized based on proceeds received. The Company records proceeds received from these types of engagements first as a reduction of contractual reimbursable expenses, second as a recovery of its guarantee and thereafter as revenue, subject to such revenue meeting the criteria of having been fixed or determinable. Contractual reimbursable expenses and amounts advanced to customers for minimum guarantees are initially recorded as advances against customer contracts in the accompanying consolidated balance sheets. If, during the auction or liquidation sale, the Company determines that the proceeds from the sale will not meet the minimum guaranteed recovery value as defined in the auction or liquidation services contract, the Company accrues a loss on the contract in the period that the loss becomes known.
The Company also evaluates revenue from auction and liquidation engagements in accordance with the accounting guidance to determine whether to report auction and liquidation segment revenue on a gross or net basis. The Company has determined that it acts as an agent in a substantial majority of its auction and liquidation services engagements and therefore reports the auction and liquidation revenues on a net basis.

Revenues from the sale of goods are recorded gross and are recognized in the period in which the sale of goods held for sale or auction are completed, title to the property passes to the purchaser and the Company has fulfilled its obligations with respect to the transaction. These revenues are primarily the result of the Company acquiring title to merchandise with the intent of selling the items at auction or for augmenting liquidation sales.
In the normal course of business, the Company will enter into collaborative arrangements with other merchandise liquidators to collaboratively execute auction and liquidation contracts. The Company’s collaborative arrangements specifically include contractual agreements with other liquidation agents in which the Company and such other liquidation agents actively participate in the performance of the liquidation services and are exposed to the risks and rewards of the liquidation engagement. The Company’s participation in collaborative arrangements including its rights and obligations under each collaborative arrangement can vary. Revenues from collaborative arrangements are recorded net based on the proceeds received from the liquidation engagement. Amounts paid to participants in the collaborative arrangements are reported separately as direct costs of revenues. Revenue from collaborative arrangements in which the Company is not the majority participant is recorded net based on the Company’s share of proceeds received.
Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses inherent in our accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The bad debt expense is included as a component of selling, general and administrative expenses in the accompanying consolidated statement of operations.
Goods Held for Sale or Auction. Goods held for sale or auction are stated at the lower of cost or market, determined by the specific-identification method. We write down slow-moving and obsolete goods held for sale or auction based on assessments of market conditions, demand for the goods to be sold at auction, comparable industry sales of similar types of goods, and in part on information obtained from appraisal reports prepared by outside specialists. If these factors were to become less favorable than those projected, additional write-downs of goods held for sale or auction could be required.
Goodwill and Other Intangible Assets. We account for goodwill and intangible assets in accordance with the accounting guidance which requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.
Goodwill includes (i) the excess of the purchase price over the fair value of net assets acquired in a business combination described in Note 7 and (ii) an increase for the subsequent acquisition of noncontrolling interests during the year ended December 31, 2007 (also see Note 7). The Codification requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment). Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. The Company operates two reporting units, which are the same as its reporting segments described in Note 17. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.
We reviewed our reporting units for possible goodwill impairment by comparing the fair values of each of the reporting units to the carrying value of their respective net assets. If the fair values exceed the carrying values of the net assets, no goodwill impairment is deemed to exist. If the fair values of the reporting units do not exceed the carrying values of the net assets, goodwill is tested for impairment and written down to its implied value if it is determined to be impaired. Based on a review of the fair value of the reporting units, no impairment is deemed to exist as of December 31, 2008.
In accordance with the Codification, the Company reviews the carrying value of its intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. No impairment was deemed to exist as of December 31, 2008.

Discontinued Operations. In accordance with the accounting guidance discontinued operations represent a component of an entity that has either been disposed of, or is classified as held for sale, if both the operations and cash flows of the component have been, or will be, eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The Company classifies a component of the business as held for sale when certain criteria are met. At such time, the respective assets and liabilities are presented separately on the consolidated balance sheets and depreciation is no longer recognized. Assets held for sale are reported at the lower of their carrying amount or their estimated fair value less the estimated costs to sell the assets.
Fair Value Measurements. On January 1, 2008, the Company adopted the new accounting guidance for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Codification defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Codification also establishes a framework for measuring fair value and expands disclosures about fair value measurements. The new accounting guidance delays the effective date for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until fiscal years beginning after November 15, 2008. In accordance with the new accounting guidance, the Company has not applied the new provisions to eligible assets and liabilities that have been recognized or disclosed at fair value for the year ended December 31, 2008, specifically to fair value measurements of the Company’s reporting units and nonfinancial assets and nonfinancial liabilities measured at fair value to determine the amount of goodwill impairment.
On January 1, 2009, the Company adopted the new accounting guidance and all other guidance related to fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.
In October 2008, the Financial Accounting Standards Board (“FASB”) issued accounting guidance to be used in determining the fair value of a financial asset when the market for that asset is not active. The new guidance was effective immediately and clarifies the application of fair value measurements in cases where the market for a financial instrument is not active and provides an example to illustrate key considerations in determining fair value in those circumstances. We have considered the new guidance in our determination of estimated fair values.
We record mandatorily redeemable noncontrolling interests that were issued after November 5, 2003 at fair value with fair value determined in accordance with the Codification. Our mandatorily redeemable noncontrolling interests are measured at fair value on a recurring basis and are categorized using the three levels of fair value hierarchy. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
We determined the fair value of mandatorily redeemable noncontrolling interests described above based on the issuance of similar interest for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports prepared by outside specialists.
The carrying amounts reported in the consolidated financial statements for cash, restricted cash, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturity of these instruments. The carrying amounts of the notes payable (including credit lines used to finance liquidation engagements), long-term debt and capital lease obligations approximate fair value because the contractual interest rates or effective yields of such instruments are consistent with current market rates of interest for instruments of comparable credit risk. The adoption of the new accounting guidance on fair value did not have a material impact on our condensed consolidated financial statements.

Share-Based Compensation. The Company’s share based payment awards principally consist of grants of restricted stock and restricted stock units. Share based payment awards also include grants of membership interests in the Company’s majority owned subsidiaries. The grants of membership interests consist of percentage interests in the Company’s majority owned subsidiaries as determined at the date of grant. In accordance with the accounting guidance share based payment awards are classified as either equity or a liability. For equity-classified awards, the Company measures compensation cost for the grant of membership interests at fair value on the date of grant and recognizes compensation expense in the consolidated statement of operations over the requisite service or performance period the award is expected to vest. The fair value of the liability-classified award will be subsequently remeasured at each reporting date through the settlement date. Change in fair value during the requisite service period will be recognized as compensation cost over that period.
Income Taxes. As a result of the Acquisition, beginning on July 31, 2009, the Company’s results of operations are taxed as a C corporation. Prior to the Acquisition, the Company’s operations were taxed as a limited liability company, whereby the Company elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying condensed consolidated financial statements for periods prior to July 31, 2009.
This change in tax status to a taxable entity resulted in the recognition of deferred tax assets and liabilities based on the expected tax consequences of temporary differences between the book and tax basis of the Company’s assets and liabilities at the date of the Merger. This resulted in a net deferred tax benefit of $6.2 million being recognized and included in the tax benefit for the three and nine months ended September 30, 2009.
The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced.
The Company adopted the provisions of the new accounting guidance for accounting for uncertainty in income taxes on January 1, 2009. The adoption of the new guidance did not have a material impact on our condensed consolidated financial statements.
New Accounting Standards
In December 2007, the FASB issued new accounting guidance related to business combinations, which replaced previous guidance on business combinations. The new guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The new guidance also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The new guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. We adopted the new guidance effective January 1, 2009, as required. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
In December 2007, the FASB issued new accounting guidance for noncontrolling interests in consolidated financial statements. The new guidance changes the accounting and reporting for minority interests, resulting in recharacterization as noncontrolling interests and classification as a component of equity. Additionally, the new guidance results in the inclusion of the noncontrolling interest in consolidated net income. This new consolidation method significantly changes the accounting for transactions with minority interest holders. The new guidance is effective for fiscal years beginning after December 15, 2008. We adopted the new guidance effective January 1, 2009, as required. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
In March 2008, the FASB issued new accounting guidance regarding disclosures about derivatives and hedging activities, which amended previous guidance on accounting for derivative instruments and hedging activities, by requiring expanded disclosures about an entity’s derivative instruments and hedging activities for increased qualitative, quantitative and credit risk factors. The new guidance only contains disclosure provisions and does not impact previous guidance on the accounting for derivative transactions. The new guidance is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We adopted the new guidance effective January 1, 2009, as required. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
In April 2008, the FASB issued new accounting guidance regarding the determination of the useful life of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previous guidance. The new guidance is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted the new guidance effective January 1, 2009, as required. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued new accounting guidance regarding interim disclosures about fair value of financial instruments. The new guidance requires disclosures about fair value of financial instruments in interim and annual financial statements. The new guidance is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this guidance for the quarter ended June 30, 2009. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
In April 2009, the FASB issued new guidance regarding accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This new guidance amends previous guidance regarding the initial recognition and measurement of contingencies acquired or assumed in a business combination. The new guidance requires recognition at fair value of such contingencies if the acquisition-date fair value can be determined during the measurement period. The new guidance became effective for us for contingent assets and liabilities arising from business combinations with acquisition dates on or after January 1, 2009. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
In April 2009, the FASB issued new accounting guidance which provides additional guidance in accordance on fair value measurements when the volume and level of activity for the asset or liability has significantly decreased. We adopted this guidance for the quarter ended September 30, 2009. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
In May 2009, the FASB issued new accounting guidance related to subsequent events. The new guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance requires disclosure of the date through which subsequent events have been evaluated and whether that date represents the date the financial statements were issued or were available to be issued. We adopted this guidance for the quarter ended June 30, 2009. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
In June 2009, the FASB issued new guidance pertaining to variable interest entities. The new guidance amends previous guidance to replace a quantitative analysis with a qualitative analysis of interests in variable interest entities for the purpose of determining the primary beneficiary of a variable interest entity. The new guidance also requires companies to more frequently assess whether they must consolidate a variable interest entity. The provisions of the new guidance will be effective on January 1, 2010. We are currently evaluating the impact of the new guidance on our consolidated financial statements, however, we do not expect the adoption of this guidance will have a material impact on our condensed consolidated financial statements.
In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-5, Measuring Liabilities at Fair Value. This ASU provides additional guidance in determining the fair value of liabilities particularly in circumstances where a quoted price in an active market for an identical liability is not readily available. It will be effective for us for the quarter ending December 31, 2009. We do not expect the adoption of this ASU will have a material impact on our condensed consolidated financial statements.
In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. This ASU amends existing GAAP for separating consideration in multiple-deliverable arrangements and establishes a selling price hierarchy for determining the selling price of a deliverable. Additionally, it eliminates the residual method of allocation, requires consideration be allocated using the relative selling price method and expands required disclosures related to a vendors’ multiple-deliverable revenue arrangements. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not expect the adoption of this ASU will have a material impact on our condensed consolidated financial statements.
In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements that Include Software Elements. This ASU provides additional guidance on determining which software, if any, relating to a tangible product should be excluded from the scope of software revenue guidance. Additionally, it provides guidance on how to allocate consideration to deliverables in arrangements that include both tangible products and software. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not expect the adoption of this ASU will have a material impact on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Our primary exposure to market risk consists of risk related to changes in interest rates. We utilize borrowings under our credit facilities to fund costs and expenses incurred in connection with liquidation contracts. Borrowings under our credit facilities bear interest at a floating rate of interest.
The primary objective of the our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income it receives from its investments without significantly increasing risk. To achieve these objectives, our investments allow it to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and certificates of deposit. Our cash and cash equivalents through September 30, 2009 included amounts in bank checking, certificates of deposit and liquid money market accounts. The Company believes it has minimal interest rate risk. A one percentage point decrease in the average interest rate on our portfolio would have reduced its interest income for the nine months ended September 30, 2009 by an immaterial amount.
The Company has not used derivative financial instruments for speculation or trading purposes.

Item 4T.	Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2009. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009.
(b) Changes in Internal Control over Financial Reporting
There have been no material changes to our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
From time to time, we are involved in litigation arising out of our operations. We believe that we are not currently a party to any proceedings the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors.
In addition to the other information set forth in this Quarterly Report, including the risk factors set forth below, you should carefully consider the risk factors described in our Registration Statement on Form S-4 filed with the SEC on July 17, 2009, which could materially affect our business, financial condition or future results.
Defaults under our credit agreements could have an adverse impact on our ability to finance potential engagements.
On September 26, 2009, a note payable of a subsidiary of the Company matured. The note, which was entered into in May 2008 to finance the purchase of certain machinery and equipment to be sold at auction or liquidation, had a principal balance of approximately $12.5 million at the maturity date. GAG, LLC guaranteed up to $1.2 million of the principal amount of the note. The subsidiary’s non-payment of the note constitutes an event of default under the terms of the credit agreement governing the loan. The subsidiary and GAG, LLC entered into a forbearance agreement effective as of September 27, 2009 pursuant to which the lenders agreed to forbear from exercising any of the remedies available to them under the credit agreement and the related security agreement until November 17, 2009. In connection with the execution of the forbearance agreement, GAG, LLC made a payment of $1.2 million, in full satisfaction of its guaranty under the credit agreement which reduced the principal amount of borrowings and interest due under the credit agreement. Upon expiration of the forbearance agreement, the lenders have the right to demand payment of the remaining balance of the note and accrued interest thereon and exercise its rights with respect to the assets that collateralize the loan. We are currently engaged in negotiations with the lenders to modify the terms of the credit agreement prior to the expiration of the forbearance agreement, which could include, among other things, extending the maturity date of the note. There can be no assurance that we and the lenders will reach an agreement with terms that are acceptable to us or at all and the lenders could exercise their rights to demand acceleration of the loan and foreclose on the assets collateralizing the loan. The subsidiary has no assets other than those collateralizing the loan. GAG, LLC has satisfied its obligation to pay the $1.2 million guarantee and the loan agreement does not provide for any recourse against GAG, LLC.

The terms of our other credit agreements contain a number of events of default and, in the past, the Company has defaulted under its credit agreements for failing to provide timely financial statements and for failing to maintain minimum net worth requirements. Should we default under any of our credit agreements in the future, lenders may take any or all remedial actions set forth in such credit agreement, including, but not limited to, accelerating payment and/or charging the Company a default rate of interest on all outstanding amounts, refusing to make any further advances or issue letters of credit or terminate the line of credit. As a result of our reliance on lines of credit and letters of credit, any default under a credit agreement, or remedial actions pursued by lenders following any default under a credit agreement, may require us to immediately repay all outstanding amounts, may preclude us from pursuing new liquidation and disposition engagements and may increase our cost of capital, each of which may have a material adverse effect on our financial condition and results of operations.
Our substantial level of indebtedness may make it difficult for us to satisfy our debt obligations and may adversely affect our ability to obtain financing for working capital, capitalize on business opportunities or respond to adverse changes in our industry.
In connection with the consummation of the Acquisition, we issued subordinated unsecured promissory notes to each of the Great American Members and the Phantom Equityholders in an aggregate principal amount of approximately $55.6 million. Based on this indebtedness and other obligations resulting from the Acquisition, such indebtedness could have material consequences for the Company’s business, operations and liquidity position, including the following:
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
Unregistered Sales of Equity Securities
On September 24, 2009, the Company issued an aggregate of 55,000 shares of its common stock to Lazard Capital Markets LLC and Financo Securities, LLC as partial payment for investment banking services rendered by such entities in connection with the Acquisition. The Company relied on the exemption under Section 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The exhibits filed as part of this Quarterly Report are listed in the index to exhibits immediately preceding such exhibits, which index to exhibits is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great American Group, Inc.
Date: November 16, 2009	By:	/s/ Paul S. Erickson
		Name:	Paul S. Erickson
		Title:	Chief Financial Officer

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated May 14, 2009, by and among Alternative Asset Management Acquisition Corp., Great American Group, Inc., AAMAC Merger Sub, Inc., Great American Group, LLC, the Members of Great American Group, LLC and the Member Representative(1)+

2.2	Amendment No. 1 to Agreement and Plan of Reorganization, dated May 29, 2009, by and among Alternative Asset Management Acquisition Corp., Great American Group, Inc., AAMAC Merger Sub, Inc., Great American Group, LLC, the Members of Great American Group, LLC and the Member Representative(1)

2.3	Amendment No. 2 to Agreement and Plan of Reorganization, dated July 8, 2009, by and among Alternative Asset Management Acquisition Corp., Great American Group, Inc. AAMAC Merger Sub, Inc., Great American Group, LLC, the Members of Great American Group, LLC and the Member Representative(1)

2.4	Amendment No. 3 to Agreement and Plan of Reorganization, dated July 28, 2009, by and among Alternative Asset Management Acquisition Corp., Great American Group, Inc. AAMAC Merger Sub, Inc., Great American Group, LLC, the Members of Great American Group, LLC and the Member Representative(2)

3.1	Certificate of Incorporation of Great American Group, Inc.(1)

3.2	Bylaws of Great American Group, Inc.(1)

4.1	Form of common stock certificate(1)

4.2	Form of warrant certificate(3)

4.3	Form of Warrant Agreement, dated August 1, 2007, by and between Alternative Asset Management Acquisition Corp. and Continental Stock Transfer & Trust Company(3)

4.4	Form of Amendment No. 1 to Warrant Agreement, dated July 31, 2009, by and between Alternative Asset Management Acquisition Corp. and Continental Stock Transfer & Trust Company(3)

10.1	Credit Agreement, dated as of May 29, 2008, by and among Great American Group Energy Equipment, LLC, Garrison Loan Agency Services LLC and the lender parties thereto(4)

10.2	Great American Group, LLC Guaranty, dated as of May 29, 2008, by Great American Group, LLC in favor of Garrison Special Opportunities Fund LP., Gage Investment Group, LLC and Garrison Loan Agency Services LLC(4)

10.3	Forbearance Agreement, dated as of October 8, 2009, by and among Great American Group Energy Equipment, LLC, Great American Group, LLC, Garrison Special Opportunities Fund LP, Gage Investment Group LLC and Garrison Loan Agency Services LLC(5)

10.4	Security Agreement, dated as of May 29, 2008, by and among Great American Group Energy Equipment, LLC, Great American Group, LLC and Garrison Loan Agency Services LLC(4)

10.5	Non-Notification Factoring and Security Agreement, dated as of May 22, 2007, by and between Great American Group Advisory & Valuation Services, LLC and FCC, LLC(4)

10.6	Credit Agreement, dated as of October 21, 2008, by and between Great American Group WF, LLC and Wells Fargo Retail Finance, LLC(4)

10.7	First Amendment to Credit Agreement, dated as of August 27, 2009, by and between Wells Fargo Retail Finance, LLC and Great American Group WF, LLC(4)

10.8	First Amended and Restated Limited Guaranty, dated as of August 27, 2009, by Great American Group, Inc. and Great American Group, LLC, in favor of Wells Fargo Retail Finance, LLC(4)

10.9	Security Agreement, dated as of October 21, 2008, by and between Great American Group WF, LLC and Wells Fargo Retail Finance, LLC(4)

10.10	Credit Agreement, dated as of October 25, 2000, by and between Great American Venture, LLC and General Electric Capital Corporation(4)

10.11	First Amendment to Credit Agreement, dated as of October 23, 2003, by and between Great American Venture, LLC and General Electric Capital Corporation(4)

10.12	Second Amendment to Credit Agreement, dated as of October 4, 2006, by and between Great American Venture, LLC and General Electric Capital Corporation(4)

10.13	Security Agreement, dated as of October 25, 2000, by and between Great American Venture, LLC and General Electric Capital Corporation(4)

Exhibit No.	Description
10.14	Form of promissory note issued by Great American Group, Inc. in favor of each Contribution Consideration Recipient(4)

10.15	Registration Rights Agreement by and among Great American Group, Inc. and the stockholders of Great American Group, Inc. named therein(3)

10.16	Escrow Agreement by and among Great American Group, Inc., the Member Representative and Continental Stock Transfer & Trust Company(3)

10.17	Form of Lock-up Agreement by and between Great American Group, Inc. and certain stockholders of Great American Group, Inc. (3)

10.18	Letter Agreement, dated May 14, 2009, by and among Alternative Asset Management Acquisition Corp., Great American Group, Inc., Great American Group, LLC and the stockholders of Alternative Asset Management Acquisition Corp. named therein(1)

10.19	Amendment to Letter Agreement, dated as of July 8, 2009, by and among Alternative Asset Management Acquisition Corp., Great American Group, Inc., Great American Group, LLC and the stockholders of Alternative Asset Management Acquisition Corp. named therein(1)

10.20	Amendment to Letter Agreement, dated as of July 28, 2009, by and among Alternative Asset Management Acquisition Corp., Great American Group, Inc., Great American Group, LLC and the stockholders of Alternative Asset Management Acquisition Corp. named therein(3)

10.21	Form of Director and Officer Indemnification Agreement(3)

10.22	Employment Agreement by and between Great American Group, Inc. and Harvey M. Yellen(3)

10.23	Employment Agreement by and between Great American Group, Inc. and Andrew Gumaer(3)

10.24	Employment Agreement by and between Great American Group, Inc. and Paul Erickson(3)

10.25	Employment Agreement by and between Great American Group, Inc. and Scott Carpenter(3)

10.26	Form of Phantom Equityholder Amendment Agreement and Release(4)

10.27	Form of Phantom Equityholder Acknowledgement to Amendment No. 3 to Agreement and Plan of Reorganization(4)

10.28	Great American Group, Inc. Amended and Restated 2009 Stock Incentive Plan(4)

10.29	Sixth Amended and Restated Operating Agreement for Great American Group Advisory & Valuation Services, LLC, dated as of January 1, 2008, by and among Great American Group, LLC, Lester Friedman, John Bankert, Michael Marchlik, and Ken Bloore(4)

10.30	Operating Agreement for Great American Group Machinery & Equipment, LLC, dated as of April 10, 2007, by and among Great American Group, LLC, Marc Swirsky, Lester Friedman, Paul Erickson and John Bankert(4)

21	Subsidiary List(4)

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†

32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†

*	Filed herewith.

+	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

†	These exhibits are being “furnished” and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to the registrant’s Registration Statement on Form S-4 (File No. 333-159644) declared effective by the Commission on July 17, 2009.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Commission on July 30, 2009.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Commission on August 6, 2009.

(4)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 31, 2009.

(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Commission on October 15, 2009.