Form 10-K
period 2009-12-31
Great American Group, Inc.
filed 2010-03-30
CIK 1464790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes:  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes:  ☐    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No  ☒

The registrant’s common stock was not publicly traded as of the last business day of its most recently completed second quarter.

The number of shares outstanding of the registrant’s Common Stock as of March 26, 2010 was 30,022,478.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to the 2010 Annual Meeting of Shareholders or portions of the registrant’s Form 10-K/A (to be filed subsequently) are incorporated by reference into Part III. The registrant will file such definitive proxy statement as an exhibit to its Form 10-K/A, or will file a Form 10-K/A containing Part III with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2009.

GREAT AMERICAN GROUP, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

TRADEMARKS

We have registered U.S. trademarks for Great American Group and the Great American logo. Each trademark, trade name or service mark of another company appearing in this Annual Report on Form 10-K belongs to its holder, and does not belong to us.

PART I

This Annual Report on Form 10-K (this “Annual Report”) contain’s forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements, but are not exclusive means of identifying forward-looking statements in this Annual Report. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in “Part I—Item 1A. Risk Factors” contained in this Annual Report. You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Annual Report was filed with the Securities and Exchange Commission “(SEC)”. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Except as otherwise required by the context, references in this Annual Report to:

•

“Great American,” “the “Company,” “we,” “us” or “our” refer to the combined business of Great American Group, Inc. and all of its subsidiaries after giving effect to (i) the contribution to Great American Group, Inc. of all of the membership interests of Great American Group, LLC by the members of Great American, which transaction is referred to herein as the “Contribution”, and (ii) the merger of Alternative Asset Management Acquisition Corp. with and into its wholly-owned subsidiary, AAMAC Merger Sub, Inc., referred to herein as “Merger Sub”, in each case, which occurred on July 31, 2009, referred to herein as the “Merger”. The Contribution and Merger are referred to herein collectively as the “Acquisition”;

•	“GAG,Inc.” refers to Great American Group, Inc.;

•	“GAG, LLC” refers to Great American Group, LLC;

•	“the Great American Members” refers to the members of Great American Group, LLC prior to the Acquisition;

•	“Phantom Equityholders” refers to certain members of senior management of Great American Group, LLC prior to the Acquisition that were participants in a deferred compensation plan; and

•	“AAMAC” refers to Alternative Asset Management Acquisition Corp.

Item 1.	BUSINESS

General

We are a leading provider of asset disposition and valuation and appraisal services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional service firms. We operate our business in two segments: liquidation and auction solutions; and valuation and appraisal services. Our liquidation and auction divisions assist clients in maximizing return and recovery rates through the efficient disposition of assets. Such assets include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property. Our valuation and appraisal services division provides our clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs. The financial statements in this Annual Report are presented in a manner consistent with our operating structure. For additional information regarding our operating segments, see Note 20 of the Notes to our Consolidated Financial Statements.

Our significant industry experience, network of highly skilled employees and scalable network of independent contractors and industry-specific advisors allow us to tailor our auction and liquidation solutions to the specific needs of a multitude of clients, logistical challenges and distressed circumstances. We have established appraisal and valuation methodologies and practices in a broad array of asset categories which have made us a recognized industry leader. Furthermore, our scale and pool of resources allow us to offer our services on a nationwide basis, setting us apart from many of our competitors. As a result of this market expertise and flexibility, our proven track record and our ability to offer cost-attractive services, we believe that we are well positioned to generate revenue growth and increase our market share across all of our service offerings.

Great American, together with our predecessors, has been in business since 1973. For over 35 years, Great American and its predecessors have provided retail, wholesale and industrial auction and liquidation solutions to clients. Past clients include Boeing, Apple Computers, Circuit City, Friedman’s Jewelers, Hechinger, Mervyns, Tower Records, Eaton’s, Hancock Fabrics, Movie Gallery, Linens N Things, Kmart, Sears, Montgomery Ward, Whitehall Jewelers, Gottschalks, Fortunoff, and Ritz Camera. Since 1995, we have participated in liquidations involving over $23 billion in aggregate asset value and auctioned assets with an estimated aggregate value of over $6 billion.

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

In May 2008, we established Great American Real Estate Services to assist companies winding down or restructuring their business with negotiating rent relief and lease termination and/or identifying suitable parties to assume the client’s lease or purchase its real property. Great American Real Estate Services focuses on achieving maximum return for its clients through mitigating lease liabilities and maximizing the value of owned real property. Great American Real Estate Services also provides commercial and industrial real estate appraisal services.

In September 2008, we partnered with Kelly Capital to launch Great American Real Estate, LLC through which we and Kelly Capital will conduct public auctions of foreclosed residential real estate and market residential and commercial loan sales to third parties on behalf of financial institutions and other private parties. Kelly Capital is an experienced real estate investment firm which, together with its controlled affiliate companies, has completed over $3 billion in transactions as principal investors. We conducted our first real estate home auction event in the fourth quarter of 2009.

In April 2009, we expanded our operations into Europe by opening an office in the United Kingdom. We expect to provide services to help retailers downsize through inventory liquidation and store closures in addition to providing appraisal and valuation services. In February 2010, we hired a Managing Director in the United Kingdom to increase our presence and expand the operations of our retail liquidations solutions business throughout Europe.

In October 2009, we formed our subsidiary GA Capital, LLC (“GA Capital”). GA Capital will focus on retailers that are in need of junior secured loans for growth capital, working capital, and turnaround financing. GA Capital intends to advise borrowers and source loans between $10 million and $100 million to be secured by collateral assets of the borrowers, including inventory, accounts receivable, real estate and intellectual property.

We were incorporated in Delaware in May 2009, and closed the Acquisition on July 31, 2009. In connection with the Acquisition on July 31, 2009, the Great American Members contributed all of their membership interests of GAG, LLC to us in exchange for 10,560,000 shares of our common stock and a subordinated unsecured promissory note in an initial principal amount of $60.0 million issued in favor of the Great American Members and the Phantom Equityholders. Concurrently with the Contribution, AAMAC merged with and into Merger Sub. As a result of the Acquisition, GAG, LLC and AAMAC became wholly-owned subsidiaries of GAG, Inc. The Acquisition has been accounted for as a reverse merger accompanied by a recapitalization as more fully described in Note 1 and 2 of our Consolidated Financial Statements.

Generation of Revenue

We provide services to clients on a guarantee, fee or outright purchase basis.

Guarantee. When providing services on a guarantee basis, we guarantee the client a specific recovery often expressed as a percentage of retail inventory value or wholesale inventory cost or, in the case of machinery or equipment, a set dollar amount. This guarantee is often required to be supported by a letter of credit, a cash deposit or a combination thereof. Cash deposits are typically funded in part with available cash together with short term borrowings under our credit facilities. Often when we provide auction or liquidation services on a guarantee basis, we do so through a collaborative arrangement with other service providers. In this situation, each collaborator agrees to provide a certain percentage of the guaranteed amount to the client through a combination of letters of credit, cash and financing. If we are engaged individually, we receive 100% of the net profit, less debt financing fees, sale related expenses (if any) and any share of the profits due to the client as a result of any profit sharing arrangement entered into based on a pre-negotiated formula. If the engagement was conducted through a collaborative arrangement, the profits or losses are divided among us and our partner or partners as set forth in the agreement governing the collaborative arrangement. If the net sales proceeds after expenses are less than the guarantee, we, together with our partners if the engagement was conducted through a collaborative arrangement, are responsible for the shortfall and will recognize a loss on the engagement.

Fee. When we provide services on a fee basis, clients pay a pre-negotiated flat fee for the services provided, a percentage of asset sales generated or a combination of both.

Outright Purchase. When providing services on an outright purchase basis, we purchase the assets from the client and typically sell them at auction, orderly liquidation, through a third-party broker or, less frequently, as augmented inventory in conjunction with another liquidation that we are conducting. In an outright purchase, we take, together with any collaboration partners, title to the assets and absorb the profit or loss associated with the asset disposition.

Services

We provide a wide variety of services to clients seeking auction and liquidation solutions or valuation and appraisal services.

Auction and Liquidation Solutions

Retail

We enable our clients to quickly and efficiently dispose of under-performing assets and generate cash from excess inventory by conducting or assisting in store closings, going out of business sales, bankruptcy sales and fixture sales. With the goal of providing a single-source solution to our retail clients, we also provide merger and acquisition due diligence through our auction and liquidation segment and reverse logistics and appraisal services through our valuation and appraisal services segment. Financial institution and other capital providers rely on us to maximize recovery rates in distressed asset sales and in retail bankruptcy situations. Additionally, healthy, mature retailers utilize our proven inventory management and strategic disposition solutions, relying on our extensive network of retail professionals, to close unproductive stores and dispose of surplus inventory and fixtures as existing stores are updated.

For example, in a potential bankruptcy engagement, the debtor provides potential disposition firms with a snapshot of inventory and other assets available for sale. The disposition firms must analyze the inventory data and generate an estimate of potential recovery based on their valuation expertise and past liquidation experience. Typically, this process takes one to four weeks. The disposition firms then submit bids that guarantee a minimum recovery based on a percentage of retail value or cost. The successful bidder assumes management of the debtor’s stores on a contract basis and conducts the orderly disposition of the inventory and assets in these stores. Profits are generated by efficiently merchandizing inventory, managing the orderly closing of store locations and pricing remaining products to balance margin with speed of sale and liquidation expenses. Unlike merchandisers who employ a “top down” approach by focusing only on driving total sales (because overhead costs are fixed), disposition firms take a “bottom up” approach by focusing on balancing cost savings with maximizing proceeds. A typical retail disposition process spans eight to twelve weeks from the bankruptcy court’s approval of the successful bid to the final store closure.

We often conduct large retail liquidations that entail significant capital requirements through collaborative arrangements with other liquidators. By entering into an agreement with one or more collaborators, we are able to bid on larger engagements that we couldn’t conduct on our own due to the significant capital outlay involved, number of independent contractors required or financial risk associated with the particular engagement. We act as the lead partner in many of the collaborative arrangements that we enter into, meaning that we have primary responsibility for the due diligence, contract negotiation and execution of the engagement.

We provide retail auction and liquidation services on a fee and guarantee basis. In guarantee retail liquidation engagements, we take title to any unsold inventory. In these rare instances, we typically utilize the unsold inventory as augmented inventory in other liquidations we conduct.

Wholesale and Industrial

We design and implement customized disposition programs for our clients seeking to convert excess wholesale and industrial inventory and operational assets into capital. We manage projects of all sizes and scopes across a variety of asset categories. We believe that our databases of information regarding potential buyers that we have collected from past transactions and engagements, our nationwide name recognition and experience with alternative distribution channels allow us to provide superior wholesale and industrial disposition services. We offer clients the following wholesale and industrial disposition strategies:

Orderly Liquidations . Assets in an orderly liquidation are available for sale on a privately negotiated basis over a period of months. Orderly liquidations work well for assets in large and repetitive quantities. This sale method is often employed to dispose of furniture, fixtures and equipment in connection with retail liquidations as well as wholesale inventory or industrial equipment for which a short term public auction sale is not feasible due to limited market demand or specialized application of the equipment.

Live Auctions. The live public auction is the most traditional sales technique for wholesale and industrial asset dispositions and one of our most frequently utilized services. In live auctions, bidders gather at a specified date and time to competitively bid against one another, with each item selling to the highest bidder. We believe that our auctioneers are recognized throughout the industry for their auctioneering skills, project experience, engaging personalities and ability to extract top prices. Our live auctions can cover single sites or multiple locations, and we utilize point-of-sale software to generate customized sales reports and invoices and to track assets.

Webcast Auctions. Increasingly, we have been webcasting our live auctions over the Internet. This auction format allows online bidders to compete in real time against bidders at the live auction. Bidders can log onto the auction from personal computers, view and bid on lots as they come up for sale, hear the auctioneers as the sale is being conducted and, in some cases, view live streaming video of the auctioneer calling the bids on-site. We believe that this auction format maximizes proceeds by providing access to otherwise unavailable potential bidders, including international participants, thereby increasing competition. In some cases, particularly when assets are located in remote areas that are not easily accessible to bidders, we may determine, in consultation with the client, that a webcast only auction is the most appropriate format.

Online Auctions. In the online auction format, the sale of assets takes place exclusively online, without a live auctioneer calling the sale. Similar to the timed auctions popularized by online auction sites such as eBay, assets are posted for sale online and buyers can bid on lots and items for a set period of time, usually one week. The online auction format is optimal for clients that have idle assets in quantities insufficient to justify the cost of a live auction.

Wind Down Services. When businesses or manufacturers discontinue operations in whole or in part, they are often faced with the challenge of converting large quantities of raw materials, work-in-process inventory and equipment into cash. We have the resources and expertise to analyze the cost effectiveness of continuing production to deplete inventory on hand as an alternative to conducting an auction of the inventory. We also provides advisory services relating to the wind down process from beginning to end, including negotiation of early lease terminations, sale of intellectual property and sale of completed inventory through the client’s historical distribution channels.

Reverse Logistics. We assist clients with managing the disposition of customer returns, obsolete inventory, extraneous fixtures and dated equipment. We serve as a broker, providing assistance in reaching target markets and potential buyers or marketing to our extensive database of buyers and end users. Alternatively, we can conduct a liquidation or auction sale to dispose of these assets.

Private Sales. In private sales, we step into the shoes of the seller and handle all negotiations with a single buyer, based upon terms provided by the seller. This type of sale is tailored to a specific target market when specialized assets are involved. This type of sale may be required by certain legal rulings or mediation between multiple parties.

Sealed Bid Sales. We perform sealed bid sales in situations where asset disposition requires anonymity of the buyer or seller or involves other confidentiality concerns. In this process, potential buyers submit bids without knowledge of the amount bid by other participants. At the conclusion of the bidding timeframe, the highest bidder wins the right to purchase the asset.

We provide wholesale and industrial services on a fee, guarantee and an outright purchase basis.

Joint Venture Activities

We partnered with Kelly Capital to launch Great American Real Estate, LLC through which we and Kelly Capital conduct the following activities.

Home Auctions

We commenced auctions for foreclosed residential real estate properties through our new joint venture with Kelly Capital in the fourth quarter of 2009.

We target foreclosed residential real estate properties nationally across a range of sizes, styles and prices. We are currently in discussions with a variety of property owners, including lenders, portfolio managers and investment firms, which hold title to foreclosed homes, to serve as the auction broker in connection with the disposal of these properties.

We operate our home auctions in a streamlined fashion to maximize recovery and completed sales. To participate in auctions, buyers must register and, in some cases, make a minimum earnest money deposit. In order to maximize attendance, buyers will be able to bid in person at the live auction event or access the auction via a live webcast and bid online. We intend to market the properties for sale through television ad campaigns to direct interested parties to the home auction website. Once online, potential bidders can register, review the property listings and perform due diligence. Open houses will be held prior to the auctions to allow bidders to see and inspect each property.

We coordinate the entire auction process, including the venue, personnel and onsite technological requirements. We also arrange for financial institutions, title and escrow companies to be onsite at the auction to provide onsite services to potential buyers.

We provide our home auction services on a fee basis based on a percentage of sale price and on an outright purchase basis.

Loan Sales

We plan to commence residential and commercial loan sales to third parties on behalf of financial institutions and other private parties through our new joint venture with Kelly Capital in the first quarter of 2010.

We target financial institutions, finance companies and other lenders nationally to serve as the broker for the sale of residential and commercial real estate loans. These loans are generally sold through private sales or sealed bid transactions. In the sealed bid process, potential buyers submit bids without knowledge of the amount bid by other participants. At the conclusion of the bidding timeframe, the highest bidder wins the right to purchase the asset.

To participate in the loan sales process, buyers must register and, in some cases, make a minimum earnest money deposit. Upon commencement of the sales process, buyers will be able to submit bids online through our loan sales platform. We intend to market the sale of loans through direct mail and print campaigns to interested parties. Our loan sales platform allows potential bidders to register, review the loan listings and perform due diligence. Buyers have the ability to inspect the residential and commercial properties prior to the sales process.

Valuation and Appraisal Services

Our valuation and appraisal teams provide independent appraisals to financial institutions, lenders and other providers of capital and other professional service firms for estimated liquidation values of assets. These teams include experts specializing in particular industry niches and asset classes. We provide valuation and appraisal services across five general categories:

Consumer and Retail Inventory. Representative types of appraisals and valuations include inventory of specialty apparel retailers, department stores, jewelry retailers, sporting goods retailers, mass and discount merchants, home furnishing retailers and footwear retailers.

Wholesale and Industrial Inventory. Representative types of appraisals and valuations include inventory held by manufacturers or distributors of automotive parts, chemicals, food and beverage products, wine and spirits, building and construction products, industrial products, metals, paper and packaging.

Machinery and Equipment. Representative types of asset appraisals and valuations include a broad range of equipment utilized in manufacturing, construction, transportation and healthcare.

Intangible Assets. Representative types of asset appraisals and valuations include intellectual property, goodwill, brands, logos, trademarks and customer lists.

Real Estate. Representative types of asset appraisals and valuations include owned and leased manufacturing and distribution facilities, retail locations and corporate offices. We do not perform appraisals of residential properties.

We provide valuation and appraisal services on a pre-negotiated flat fee basis.

Sales and Marketing

Our sales and marketing efforts benefit from dedicated business development officers focused on each of our primary service offerings. We actively promote the cross-selling of our services and market our single-source solution services to existing and potential clients.

Our marketing programs incorporate a range of strategies as a result of our diverse universe of potential referral sources, clients and buyers. Key marketing programs include public relations initiatives and news releases, industry trade journal advertising, local television, newspaper and radio advertising, participation in industry trade shows and conferences, speaking engagements, direct marketing, email blasts and Internet based advertising.

As of December 31, 2009, we employed 16 business development officers located throughout the United States and in London.

Our retail business development efforts target accounting and consulting firms, bankruptcy professionals, attorneys and financial institution restructuring groups focused on the retail industry as sources for referrals.

Our business development officers who are tasked with identifying and obtaining wholesale and industrial auction and liquidation engagements are industry experts and market directly to management at companies in their specific areas of expertise. These individuals also develop and maintain relationships with secondary market participants, such as equipment dealers, who are often sources of referrals for disposition opportunities. The business development officers leverage our years of experience in the auction business, valuation expertise and database of historical auction results to provide potential clients with accurate estimates of asset values.

Through our joint venture, Great American Real Estate, LLC, our home auction sales and marketing efforts target banks and other financial institutions, investment groups, hedge funds, residential real estate property and mortgage portfolio managers, developers, government agencies, asset managers and loan servicers around the United States to secure blocks of real estate assets and residential and commercial real estate loans for sale through negotiated sales and auction events. By leveraging our existing nationwide auction capabilities, Great American Real Estate, LLC has the ability to coordinate auction events throughout the United States or add homes to an already scheduled home auction event.

Our valuation and appraisal business development efforts target lenders, private equity groups, other debt and equity providers, turnaround and crisis management firms, restructuring firms, investment banks and large financial institutions. We focus on developing and managing relationships with clients to produce ongoing valuation and appraisal opportunities, but will also pursue single opportunities as they arise.

Customers

We serve retail, corporate, capital provider and individual customers across our services lines. Revenues from two liquidation service contracts represented 19.6% and 11.3% of total revenues during the year ended December 31, 2009. Revenues from one liquidation service contract represented 11.2% of total revenues during the year ended December 31, 2008 and another liquidation service contract represented 12.2% of total revenues during the year ended December 31, 2007. The services provided to these customers were under short-term liquidation contracts that generally do not exceed a period of six months. There were no recurring revenues from year to year in connection with the services we performed under these contracts.

Auction and Liquidation Solutions

Retail

Our retail auction and liquidation solution clients include financially healthy retailers as well as distressed retailers, bankruptcy professionals, financial institution workout groups and a wide range of professional service providers. Some retail segments in which we specialize include apparel, arts and crafts, department stores, discount stores, drug / health and beauty, electronics, footwear, grocery stores, hardware / home improvement, home goods and linens, jewelry, office / party supplies, specialty stores, and sporting goods. Recent clients include Circuit City, Friedman’s Jewelers, Hechinger, Mervyns, Tower Records, Eaton’s, Hancock Fabrics, Movie Gallery, Linens N Things, KB Toys, Kmart, Sears, Montgomery Ward, Whitehall Jewelers, Fortunoff, Gottschalks and Ritz Camera.

Wholesale and Industrial

We provide auction services and customized disposition programs to a wide range of clients. Specifically, we have experience in providing auction and liquidation solutions to the following industries: aircraft / aerospace, casino / hospitality, construction / mining / earthmoving, food and beverage processing, hospital / medical, machine tools / metalworking, material handling, packaging / bottling, plastics and rubber processing, printing / bindery, pulp processing / paper converting, restaurant / bar / bakery, retail / trade fixtures, stadium / arena, textile / apparel, transportation / rolling stock, warehouse / distribution centers, and woodworking / lumber. Representative recent clients include the Stardust Hotel & Casino, Boeing, Midas International, Callaway Golf, Lillian Vernon and Dreyer’s Ice Cream.

Home Auctions and Loan Sales

Through our joint venture, Great American Real Estate, LLC, we target banks and other financial institutions, investment groups, hedge funds, developers, government agencies, asset managers and loan servicers around the United States for our home auction and loan sale services.

Valuation and Appraisal Services

We are engaged by financial institutions, lenders, private equity investors and other capital providers, as well as professional service providers, to provide valuation and advisory services. We have extensive experience in the appraisal and valuation of retail and consumer inventories, wholesale and industrial inventories, machinery and equipment, intellectual property and real estate. We maintain ongoing client relationships with major asset based lenders including Bank of America, CIT Group, Citibank, Credit Suisse, Deutsche Bank, GE Capital, HSBC, JPMorgan Chase, Union Bank of California, US Bank, Wells Fargo Foothill and Wells Fargo Retail Finance. In addition, our clients include private equity firms such as Apollo Management, Goldman Sachs Capital Partners, H.I.G. Capital, Harvest Partners, Laurus Funds, Sun Capital Partners and UBS Capital.

Competition

We face competition in each of our primary service areas. While some competitors are unique to specific service offerings, some competitors cross multiple service offerings. A number of companies provide services or products to the auction and liquidation and valuation and appraisal markets, and existing and potential clients can, or will be able to, choose from a variety of qualified service providers. Competition in certain of our service offerings is intense. Some of our competitors may even be able to offer discounts or other preferred pricing arrangements. In a cost-sensitive environment, such arrangements may prevent us from acquiring new clients or new engagements with existing clients. Some of our competitors may be able to negotiate secure alliances with clients and affiliates on more favorable terms, devote greater resources to marketing and promotional campaigns or to the development of technology systems than us. In addition, new technologies and the expansion of existing technologies with respect to the online auction business may increase the competitive pressures on us. We must also compete for the services of skilled professionals. There can be no assurance that we will be able to compete successfully against current or future competitors, and competitive pressures we face could harm our business, operating results and financial condition.

We face competition for our retail services from traditional liquidators as well as Internet-based liquidators such as overstock.com and eBay. Our wholesale and industrial services competitors include traditional auctioneers and fixed site auction houses that may specialize in particular industries or geographic regions as well as other large, prestigious or well-recognized auctioneers. We also face competition and pricing pressure from the internal remarketing groups of our clients and potential clients and from companies that may choose to liquidate or auction assets and/or excess inventory without assistance from service providers like us. We face competition for our home auction services from established real estate auctioneers, foreclosure/courthouse auctions, short sales and traditional real estate services. We face competition for our valuation and appraisal services from large accounting, consulting and other professional service firms as well as other valuation, appraisal and advisory firms.

Regulation

We are subject to federal and state consumer protection laws, including regulations prohibiting unfair and deceptive trade practices. In addition, numerous states and municipalities regulate the conduct of auctions and the liability of auctioneers. We and/or our auctioneers are licensed or bonded in the following states where we conduct, or have conducted, retail, wholesale or industrial asset auctions: California, Florida, Georgia, Illinois, Massachusetts, Ohio, South Carolina, Texas, Virginia and Washington. In addition, we are licensed or obtain permits in cities and/or counties where we conduct auctions, as required. If we conduct an auction in a state where we are not licensed or where reciprocity laws do not exist, we will work with an auctioneer of record in such state.

Great American Home Auctions has a real estate brokerage license in California and is in the process of obtaining real estate brokerage licenses in the remaining 49 states. In states where Great American Home Auctions intends to hold auction events but is not yet licensed, we intend to work with a broker of record.

Employees

As of December 31, 2009, we had 139 full time employees and four part time employees. We are not a party to any collective bargaining agreements. We have never experienced a work stoppage or strike and believe that relations with our employees are good.

We rely significantly on the expertise of independent contractors whom we engage in connection with specific transactions. As of December 31, 2009, we maintained a network of approximately 257 independent contractors who it engages from time to time to provide services pursuant to the terms of independent contractor agreements.

Available Information

We make available on our website, www.greatamerican.com , our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to such reports as soon as reasonably practical after we file such material with, or furnish such material to, the SEC. The information on Great American’s website is not a part of, or incorporated in, this Annual Report.

Item 1A.	RISK FACTORS

Given the nature of our operations and services we provide, a wide range of factors could materially affect our operations and profitability. Changes in competitive, market and economic conditions also affect our operations. The risks and uncertainties described below are not the only risks and uncertainties facing us. Additional risks and uncertainties not presently known or that are currently considered to be immaterial may also materially and adversely affect our business operations or stock price. If any of the following risks or uncertainties occurs, our business, financial condition or operating results could materially suffer.

Our revenues and results of operations are volatile and difficult to predict.

Our revenues and results of operations fluctuate significantly from quarter to quarter, due to a number of factors. These factors include, but are not limited to, the following:

•	our ability to attract new clients and obtain additional business from our existing client base;

•	the number, size and timing of our engagements;

•	the extent to which we acquire assets for resale, or guarantee a minimum return thereon, and our ability to resell those assets at favorable prices;

•	variability in the mix of revenues from the auction and liquidation solutions business and the valuation and appraisal services business;

•	the rate of growth of new service areas, including the new home auction and real estate services divisions and international expansion;

•	the types of fees we charge clients, or other financial arrangements we enter into with clients; and

•	changes in general economic and market conditions.

We have limited or no control over some of the factors set forth above and, as a result, may be unable to forecast our revenues accurately. We rely on projections of revenues in developing our operating plans for the future and will base our expectations regarding expenses on these projections and plans. If we inaccurately forecast revenues and/or earnings, or fail to accurately project expenses, we may be unable to adjust our spending in a timely manner to compensate for these inaccuracies and, as a result, may suffer operating losses and such losses could have a negative impact on our financial condition and results of operations. If, for any reason, we fail to meet company, investor or analyst projections of revenue, growth or earnings, the market price of the common stock could decline and you may lose all or part of your investment.

We have experienced losses and may not maintain profitability.

Although we have had profitable quarterly and annual periods, we have also experienced losses in the past. We incurred losses from discontinued operations relating to our former retail furniture liquidation solutions business. It is possible that we will experience losses with respect to the operation of our remaining service areas or new business areas in which we may enter. In addition, we expect that our operating expenses will increase to the extent that we grow our business. There can be no assurance that we will be able to generate sufficient revenues to maintain profitability.

Our substantial level of indebtedness may make it difficult for us to satisfy our debt obligations and may adversely affect our ability to obtain financing for working capital, capitalize on business opportunities or respond to adverse changes in our industry.

In connection with the consummation of the Acquisition on July 31, 2009, we issued a subordinated unsecured promissory note in the principal amount of $55,616,890 payable to the Great American Members and the Phantom Equityholders, which includes our Vice Chairman and CEO who own or control, in the aggregate, 10,560,000 shares of our common stock or 35.2% of our outstanding common stock as of December 31, 2009. On August 28, 2009, the promissory note was replaced with separate subordinated unsecured promissory notes issued to each of the Great American Members and the Phantom Equityholders. Based on this indebtedness and other obligations resulting from the Acquisition, such indebtedness could have material consequences for our business, operations and liquidity position, including the following:

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

Because of their significant stock ownership, some of our existing stockholders will be able to exert control over us and our significant corporate decisions.

Our executive officers, directors and their affiliates own or control, in the aggregate, approximately 39.1% of our outstanding common stock as of December 31, 2009. In particular, our Vice Chairman and CEO own or control, in the aggregate, 10,560,000 shares of our common stock or 35.2% of our outstanding common stock as of December 31, 2009. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:

•	delaying, deferring, or preventing a change in control of our company;

•	impeding a merger, consolidation, takeover, or other business combination involving our company;

•	causing us to enter into transactions or agreements that are not in the best interests of all stockholders; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

We may incur losses as a result of “guarantee” based engagements that we enter into in connection with our auction and liquidation solutions business.

In many instances, in order to secure an engagement, we are required to bid for that engagement by guaranteeing to the client a minimum amount that such client will receive from the sale of inventory or assets. Our bid is based on a variety of factors, including: our experience, expertise, perceived value added by engagement, valuation of the inventory or assets and the prices we believe potential buyers would be willing to pay for such inventory or assets. An inaccurate estimate of any of the above or inaccurate valuation of the assets or inventory could result in us submitting a bid that exceeds the realizable proceeds from any engagement. If the liquidation proceeds, net of direct operating expenses, are less than the amount we guaranteed in our bid, we will incur a loss. Therefore, in the event that the proceeds, net of direct operating expenses, from an engagement are less than the bid, the value of the assets or inventory decline in value prior to the disposition or liquidation, or the assets are overvalued for any reason, we may suffer a loss and our financial condition and results of operations could be adversely affected.

Losses due to any auction or liquidation engagement may cause us to become unable to make payments due to our creditors and may cause us to default on our debt obligations.

We have three engagement structures: (i) a “fee” based structure under which we are compensated for our role in an engagement on a commission basis, (ii) purchase on an outright basis (and take title to) the assets or inventory of the client, and (iii) “guarantee” to the client that a certain amount will be realized by the client upon the sale of the assets or inventory based on contractually defined terms in the auction or liquidation contract. We bear the risk of loss under the purchase and guarantee structures of auction and liquidation contracts. If the amount realized from the sale or disposition of assets, net of direct operating expenses, does not equal or exceed the purchase price (in purchase transaction), we will recognize a loss on the engagement, or should the amount realized, net of direct operating expenses, not equal or exceed the “guarantee,” we are still required to pay the guaranteed amount to the client.

We could incur losses in connection with outright purchase transactions in which we engage as part of our auction and liquidation solutions business.

When we conduct an asset disposition or liquidation on an outright purchase basis, we purchase from the client the assets or inventory to be sold or liquidated and therefore, we hold title to any assets or inventory that we are not able to sell. In other situations, we may acquire assets from our clients if we believe that we can identify a potential buyer and sell the assets at a premium to the price paid. We store these unsold or acquired assets and inventory until they can be sold or, alternatively, transported to the site of a liquidation of comparable assets or inventory that we are conducting. If we are forced to sell these assets for less than we paid, or are required to transport and store assets multiple times, the related expenses could have a material adverse effect on our results of operations.

We depend on financial institutions as primary clients for our valuation and appraisal services business. Consequently, the loss of any financial institutions as clients may have an adverse impact on our business.

A majority of the revenue from our valuation and appraisal services business is derived from engagements by financial institutions. As a result, any loss of financial institutions as clients of our valuation and advisory services, whether due to changing preferences in service providers, failures of financial institutions or mergers and consolidations within the finance industry, could significantly reduce the number of existing, repeat and potential clients, thereby adversely affecting our revenues. In addition, any larger financial institutions that result from mergers or consolidations in the financial services industry could have greater leverage in negotiating terms of engagements with us, or could decide to internally perform some or all of the valuation and appraisal services which we currently provide to one of the constituent institutions involved in the merger or consolidation or which we could provide in the future. Any of these developments could have a material adverse effect on our valuation and appraisal services business.

Our business may be impacted by changing economic and market conditions.

Certain aspects of our business are cyclical in nature and changes in the current economic environment may require us to adjust our sales and marketing practices and react to different business opportunities and modes of competition. For example, we are more likely to conduct auctions and liquidations in connection with insolvencies and store closures during periods of economic downturn relative to periods of economic expansion. In addition, during an economic downturn, financial institutions that provide asset-based loans typically reduce the number of loans made, which reduces their need for our valuation and appraisal services. If we are not successful in reacting to changing economic conditions, we may lose business opportunities which could harm our financial condition.

We may face liability or harm to our reputation as a result of a claim that we provided an inaccurate appraisal or valuation and our insurance coverage may not be sufficient to cover the liability.

We could face liability in connection with a claim by a client that we provided an inaccurate appraisal or valuation on which the client relied. Any claim of this type, whether with or without merit, could result in costly litigation, which could divert management’s attention and company resources and harm our reputation. Furthermore, if we are found to be liable, we may be required to pay damages. While our appraisals and valuations are typically provided only for the benefit of our clients, if a third party relies on an appraisal or valuation and suffers harm as a result, we may become subject to a legal claim, even if the claim is without merit. We carry insurance for liability resulting from errors or omissions in connection with our appraisals and valuations; however, the coverage may not be sufficient if we are found to be liable in connection with a claim by a client or third party.

We could be forced to mark down the value of certain assets acquired in connection with outright purchase transactions.

In most instances, inventory is reported on the balance sheet at its historical cost; however, according to U.S. Generally Accepted Accounting Principles, inventory whose historical cost exceeds its market value should be valued conservatively, which dictates a lower value should apply. Accordingly, should the replacement cost (due to technological obsolescence or otherwise), or the net realizable value of any inventory we hold be less than the cost paid to acquire such inventory (purchase price), we will be required to “mark down” the value of such inventory held. If the value of any inventory held on our balance sheet, including, but not limited to, oil rigs and other equipment related to the oil exploration business and airplane parts, is required to be written down, such write down could have a material adverse effect on our financial position and results of operations.

We operate in highly competitive industries. Some of our competitors may have certain competitive advantages, which may cause us to be unable to effectively compete with or gain market share from our competitors.

We face competition with respect to all of our service areas. The level of competition depends on the particular service area and category of assets being liquidated or appraised. We compete with other companies in bidding for assets and inventory to be liquidated. In addition, we compete with online services for liquidating assets and inventory, the demand for which are rapidly growing. These online competitors include other e-commerce providers, auction websites such as eBay, as well as government agencies and traditional liquidators and auctioneers that have created websites to further enhance their product offerings and more efficiently liquidate assets. We expect the market to become even more competitive as the demand for such services continues to increase and traditional and online liquidators and auctioneers continue to develop online and offline services for disposition, redeployment and remarketing of wholesale surplus and salvage assets. In addition, manufacturers, retailers and government agencies may decide to create their own websites to sell their own surplus assets and inventory and those of third parties.

We also compete with other providers of valuation and advisory services. Competitive pressures within the valuation and appraisal services market, including a decrease in the number of engagements and/or a decrease in the fees which can be charged for these services, could affect revenues from our valuation and appraisal services as well as our ability to engage new or repeat clients. We believe that given the relatively low barriers to entry in the valuation and appraisal services market, this market may become more competitive as the demand for such services increases.

Some of our competitors may be able to devote greater financial resources to marketing and promotional campaigns, secure merchandise from sellers on more favorable terms, adopt more aggressive pricing or inventory availability policies and devote more resources to website and systems development than we are able to do. Any inability on our part to effectively compete could have a material adverse effect on our financial condition, growth potential and results of operations.

If we are unable to attract and retain qualified personnel, we may not be able to compete successfully in our industry.

Our future success depends to a significant degree upon the continued contributions of senior management and the ability to attract and retain other highly qualified management personnel. We face competition for management from other companies and organizations; therefore, we may not be able to retain our existing personnel or fill new positions or vacancies created by expansion or turnover at existing compensation levels. Although we have entered into employment agreements with key members of the senior management team, there can be no assurances such key individuals will remain with us. The loss of any of our executive officers or other key management personnel would disrupt our operations and divert the time and attention of our remaining officers and management personnel which could have an adverse effect on our results of operations and potential for growth.

We also face competition for highly skilled employees with experience in our industry, which requires a unique knowledge base. We may be unable to recruit or retain other existing technical, sales and client support personnel that are critical to our ability to execute our business plan.

Expanding our services internationally exposes us to additional operational challenges, and if we fail to meet these challenges, our growth will be limited and our results of operations may be harmed.

We recently expanded our operations into the United Kingdom and plan to enter other European and Asian markets, either through acquisition, partnership, joint venture or by expansion. Our management has limited experience in operating a business at the international level. As a result, we may be unsuccessful in carrying out any of our plans for expansion in a timely fashion, if at all, obtaining the necessary licensing, permits or market saturation, or in successfully navigating other challenges posed by operating an international business. Such international expansion is expected to require a significant amount of start up costs, as well. If we fail to execute this strategy, our growth will be limited and our results of operations may be harmed.

We frequently use borrowings under credit facilities in connection with our guaranty engagements, in which we guarantee a minimum recovery to the client, and outright purchase transactions.

In engagements where we operate on a guaranty or purchase basis, we are typically required to make an upfront payment to the client. If the upfront payment is less than 100% of the guarantee or the purchase price in a “purchase” transaction, we may be required to make successive cash payments until the guarantee is met or we may issue a letter of credit in favor of the client. Depending on the size and structure of the engagement, we may borrow under our credit facilities and may be required to issue a letter of credit in favor of the client for these additional amounts. If we lose any availability under our credit facilities, are unable to borrow under credit facilities and/or issue letters of credit in favor of clients, or borrow under credit facilities and/or issue letters of credit on commercially reasonable terms, we may be unable to pursue large liquidation and disposition engagements, engage in multiple concurrent engagements, pursue new engagements or expand our operations. We are required to obtain approval from the lenders under our existing credit facilities prior to making any borrowings thereunder in connection with a particular engagement. Any inability to borrow under our credit facilities, or enter into one or more other credit facilities on commercially reasonable terms may have a material adverse effect on our financial condition, results of operations and growth.

Defaults under our credit agreements could have an adverse impact on our ability to finance potential engagements.

The terms of our credit agreements contain a number of events of default and, in the past, we have defaulted under the credit agreements for failing to provide timely financial statements and for failing to maintain minimum net worth requirements. Should we default under any of our credit agreements in the future, lenders may take any or all remedial actions set forth in such credit agreement, including, but not limited to, accelerating payment and/or charging us a default rate of interest on all outstanding amounts, refusing to make any further advances or issue letters of credit, or terminating the line of credit. As a result of our reliance on lines of credit and letters of credit, any default under a credit agreement, or remedial actions pursued by lenders following any default under a credit agreement, may require us to immediately repay all outstanding amounts, which may preclude us from pursuing new liquidation and disposition engagements and may increase our cost of capital, each of which may have a material adverse effect on our financial condition and results of operations.

If we cannot meet our future capital requirements, we may be unable to develop and enhance our services, take advantage of business opportunities and respond to competitive pressures.

We may need to raise additional funds in the future to grow our business internally, invest in new businesses, expand through acquisitions, enhance our current services or respond to changes in our target markets. If we raise additional capital through the sale of equity or equity derivative securities, the issuance of these securities could result in dilution to our existing stockholders. If additional funds are raised through the issuance of debt securities, the terms of that debt could impose additional restrictions on our operations or harm our financial condition. Additional financing may be unavailable on acceptable terms.

Our common stock price may fluctuate substantially, and your investment could suffer a decline in value.

The market price of our common stock may be volatile and could fluctuate substantially due to many factors, including, among other things:

•	actual or anticipated fluctuations in our results of operations;

•	announcements of significant contracts and transactions by us or our competitors;

•	sale of common stock or other securities in the future;

•	the trading volume of our common stock;

•	changes in our pricing policies or the pricing policies of our competitors; and

•	general economic conditions.

In addition, the stock market in general and the market for shares traded on the OTCBB in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market factors may materially harm the market price of our common stock, regardless of our operating performance.

There is a limited market for our common shares and the trading price of our common shares is subject to volatility.

Our common shares began trading on the OTCBB in August 2009, following the completion of the Acquisition. The trading market for our common shares is limited and an active trading market may not develop. Selling our common shares may be difficult because the limited trading market for our shares on the OTCBB could result in lower prices and larger spreads in the bid and ask prices of our shares, as well as lower trading volume.

In addition, our stock may be defined as a “penny stock” under Rule 3a51-1 under the Exchange Act. “Penny stocks” are subject to Rule 15g-9, which imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and affect the ability of holders to sell their shares of our common stock in the secondary market. To the extent our common stock is subject to the penny stock regulations, the market liquidity for the shares will be adversely affected.

Our certificate of incorporation authorizes our board of directors to issue new series of preferred stock that may have the effect of delaying or preventing a change of control, which could adversely affect the value of your shares.

Our certificate of incorporation, as amended, provides that our board of directors will be authorized to issue from time to time, without further stockholder approval, up to 10,000,000 shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, rights of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of any series. Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights. We may issue additional preferred stock in ways which may delay, defer or prevent a change of control of our company without further action by our stockholders. Such shares of preferred stock may be issued with voting rights that may adversely affect the voting power of the holders of our common stock by increasing the number of outstanding shares having voting rights, and by the creation of class or series voting rights.

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control and could also limit the market price of our stock.

Our certificate of incorporation, as amended, and our bylaws, as amended, contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. For example, our certificate of incorporation and bylaws provide that our board of directors is classified into three classes of directors, with each class elected at a separate election. The existence of a staggered board could delay or prevent a potential acquirer from from obtaining majority control of our board, and thus defer potential acquisitions. We are also governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our certificate of incorporation, our bylaws and Delaware law could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors, including delaying or impeding a merger, tender offer, or proxy contest or other change of control transaction involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could prevent the consummation of a transaction in which our stockholders could receive a substantial premium over the then current market price for their shares.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our headquarters are located in Woodland Hills, California in a leased facility. The following table sets forth the location and use of each of our properties, all of which are leased as of December 31, 2009.

Location	Use

Woodland Hills, California	Headquarters; Accounting, Information Technology and Human Resources offices; Appraisal and Auction offices

San Francisco, California	Appraisal and Marketing offices

Atlanta, Georgia	Marketing offices

Chicago, Illinois	Appraisal and Marketing offices

Deerfield, Illinois	Executive offices; Marketing and Legal offices

Needham, Massachusetts	Appraisal offices

New York, New York	Real Estate Services, Appraisal and Marketing offices

Charlotte, North Carolina	Marketing offices

London, England	Appraisal and Marketing offices

We believe that our existing facilities are suitable and adequate for the business conducted therein, appropriately used and have sufficient capacity for their intended purpose.

Item 3.	LEGAL PROCEEDINGS

From time to time, we are involved in litigation which arises in the normal course of our business operations. We believe that we are not currently a party to any proceedings the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our financial position or results of operations.

Item 4.	(RESERVED)

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market and Other Information

Our common stock is traded on the OTC Bulletin Board under the symbol: “GAMR”.

The following table sets forth the high and low closing sale prices of a share of our Common Stock as reported by the OTC Bulletin Board on a quarterly basis for the period from the start of the trading of our Common Stock after the completion of the Acquisition through December 31, 2009.

	High	Low
Period from August 7, 2009 to Quarter Ended September 30, 2009 (1)	$4.55	$3.25
Quarter ended December 31, 2009	4.40	3.18

(1)	Following the Acquisition on July 31, 2009, our Common Stock commenced trading on the OTC Bulletin Board on August 7, 2009.

As of March 26, 2010, there were approximately 16 holders of record of our Common Stock. This number does not include beneficial owners holding shares through nominees or in “street” name.

Performance Graph

The performance graph compares the cumulative total shareholder return for the period beginning on the market close for the period from the start of the trading of our Common Stock after the completion of the Acquisition through December 31, 2009.

The peer group includes the following companies: FTI Consulting, Inc. (NYSE: FCN), Liquidity Services, Inc. (Nasdaq Global Market: LQDT), Navigant Consulting, Inc. (NYSE: NCI), and Ritchie Bros. Auctioneers Incorporated (NYSE: RBA).

The graph assumes that $100.00 was invested on August 7, 2009 in (a) our Common Stock, (b) The Russell 2000 Index and (c) the companies comprising the peer group described above (weighted according to each respective issuer’s stock market capitalization at the beginning of each period for which a return is indicated). The graph assumes that all dividends were reinvested. Historical stock price performance is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return*

Assumes Initial Investment of $100.00

August 7, 2009 through December 31, 2009

Among Great American Group, Inc.,

The Russell 2000 Index and A Peer Group

*	$100.00 invested on August 7, 2009 in stock and index-including reinvestment of dividends.

The following table provides the same information in Tabular form for the period from August 7, 2009 to December 31, 2009:

	August 7,	December 31,
	2009	2009
GAMR	100.00	113.85
The Russell 2000 Composite	100.00	109.26
Peer Group	100.00	99.70

Dividend Policy

We have not paid any cash dividends since the consummation of the Acquisition on July 31, 2009 and anticipate that we will retain any available funds for use in the operation of our business. We do not currently intend to pay any cash dividends in the foreseeable future. Our Board of Directors will determine the payment of future cash dividends, if any. Certain of our current bank credit facilities restrict the payment of cash dividends and future borrowings may contain similar restrictions.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of and for each of the five fiscal years ended December 31, 2009, and is derived from our Consolidated Financial Statements. The Consolidated Financial Statements as of December 31, 2009 and 2008, and for each of the years in the three-year period ended December 31, 2009, are included elsewhere in this report. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2009	2008	2007	2006	2005
					(Unaudited)
Revenues:
Services and fees	$70,810	$48,496	$40,247	$42,169	$22,588
Sale of goods	12,611	4,673	11,703	37,151	7,747

Total revenues	83,421	53,169	51,950	79,320	30,335

Operating expenses:
Direct cost of services	17,491	20,595	24,807	24,806	6,403
Cost of goods sold	12,669	4,736	10,470	35,880	8,122
Selling, general and administrative expenses	35,743	21,696	21,320	17,605	14,177

Total operating expenses	65,903	47,027	56,597	78,291	28,702

Operating income (loss)	17,518	6,142	(4,647)	1,029	1,633
Other income (expense):
Interest income	32	158	393	268	74
Other income (expense)	(843)	95	56	51	—
Interest expense	(11,273)	(4,063)	(1,037)	(3,767)	(633)

Income (loss) from continuing operations before benefit for income taxes	5,434	2,332	(5,235)	(2,419)	1,074
Benefit for income taxes	11,664	—	—	—	—

Income (loss) from continuing operations	17,098	2,332	(5,235)	(2,419)	1,074
Loss from discontinued operations, net of tax	(142)	(2,069)	(5,072)	(5,960)	(124)

Net income (loss)	$16,956	$263	$(10,307)	$(8,379)	$950

Basic earnings (loss) per share, continuing operations	$0.96	$0.22	$(0.59)	$(0.34)	$0.15
Basic earnings (loss) per share, discontinued operations	(0.01)	(0.20)	(0.56)	(0.85)	(0.02)

Basic earnings (loss) per share	$0.95	$0.02	$(1.15)	$(1.19)	$0.13

Diluted earnings (loss) per share, continuing operations	$0.92	$0.22	$(0.59)	$(0.34)	$0.15
Diluted earnings (loss) per share, discontinued operations	(0.01)	(0.20)	(0.57)	(0.85)	(0.02)

Diluted earnings (loss) per share	$0.91	$0.02	$(1.15)	$(1.19)	$0.13

Weighted average basic shares outstanding	17,786,686	10,560,000	8,934,644	7,040,000	7,040,000
Weighted average diluted shares outstanding	18,664,049	10,560,000	8,934,644	7,040,000	7,040,000

	Year Ended December 31,
	2009	2008	2007	2006	2005
PRO FORMA COMPUTATION RELATED TO CONVERSION TO C CORPORATION FOR INCOME TAX PURPOSES (unaudited):
Historical income (loss) from continuing operations before income taxes	$5,434	$2,332	$(5,235)	$(2,419)	$1,074
Pro forma benefit (provision) for income taxes	(2,141)	(919)	2,063	953	(423)

Pro forma income (loss) from continuing operations	3,293	1,413	(3,172)	(1,466)	651
Pro forma loss from discontinued operations, net of tax	(116)	(1,254)	(3,074)	(3,612)	(75)

Pro forma net income (loss)	$3,177	$159	$(6,246)	$(5,078)	$576

Pro forma earnings (loss) per share:
Basic earnings (loss) per share, continuing operations	$0.19	$0.13	$(0.36)	$(0.21)	$0.09
Basic earnings (loss) per share, discontinued operations	(0.01)	(0.11)	(0.34)	(0.51)	(0.01)

Basic earnings (loss) per share	$0.18	$0.02	$(0.70)	$(0.72)	$0.08

Diluted earnings (loss) per share, continuing operations	$0.18	$0.13	$(0.36)	$(0.21)	$0.09
Diluted earnings (loss) per share, discontinued operations	(0.01)	(0.11)	(0.34)	(0.51)	(0.01)

Diluted earnings (loss) per share	$0.17	$0.02	$(0.70)	$(0.72)	$0.08

Pro forma weighted average basic shares outstanding	17,786,686	10,560,000	8,934,644	7,040,000	7,040,000
Pro forma weighted average diluted shares outstanding	18,664,049	10,560,000	8,934,644	7,040,000	7,040,000

Consolidated Balance Sheet Data:
	Year Ended December 31,
	2009	2008	2007	2006	2005
					(Unaudited)
Cash and cash equivalents	$37,989	$16,965	$16,029	$9,965	$11,138
Restricted cash	459	3,653	0	—	—
Total assets	78,673	55,831	44,092	41,739	64,344
Total current liabilities	35,110	37,113	26,599	41,931	52,215
Total long-term liabilities	44,563	4,217	4,321	—	6,417
Total stockholders equity (deficit)	(1,000)	14,501	13,172	(5,335)	5,712

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this Annual Report to conform such statements to actual results or to changes in our expectations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Annual Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in Item 1A of Part I of this Annual Report under the caption “Risk Factors”.

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: volatility in our revenues and results of operations; our ability to generate sufficient revenues to maintain profitability; our substantial level of indebtedness; the accuracy of our estimates and valuations of inventory or assets in “guarantee” based engagements; potential losses related to our auction or liquidation engagements; potential losses related to purchase transactions in our auction and liquidations business; the potential loss of financial institution clients; changing economic and market conditions; potential liability and harm to our reputation if we were to provide an inaccurate appraisal or valuation; potential mark-downs in inventory in connection with purchase transactions; failure to successfully compete; loss of key personnel; the international expansion of our business; our ability to borrow under our credit facilities as necessary; failure to comply with the terms of our credit agreements; and our ability to meet future capital requirements.

Except as otherwise required by the context, references in this Annual Report to:

•

“Great American,” “the “Company,” “we,” “us” or “our” refer to the combined business of Great American Group, Inc. and all of its subsidiaries after giving effect to (i) the contribution to Great American Group, Inc. of all of the membership interests of Great American Group, LLC by the members of Great American, which transaction is referred to herein as the “Contribution”, and (ii) the merger of Alternative Asset Management Acquisition Corp. with and into its wholly-owned subsidiary, AAMAC Merger Sub, Inc., referred to herein as “Merger Sub”, in each case, which occurred on July 31, 2009, referred to herein as the “Merger”. The Contribution and Merger are referred to herein collectively as the “Acquisition”;

•	“GAG,Inc.” refers to Great American Group, Inc.;

•	“GAG, LLC” refers to Great American Group, LLC;

•	“the Great American Members” refers to the members of Great American Group, LLC prior to the Acquisition;

•	“Phantom Equityholders” refers to certain members of senior management of Great American Group, LLC prior to the Acquisition that were participants in a deferred compensation plan; and

•	“AAMAC” refers to Alternative Asset Management Acquisition Corp.

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

Pursuant to the terms of the Purchase Agreement, at the effective time of the Acquisition, (i) each of the 10,923,313 shares of AAMAC common stock which were outstanding immediately prior to the effective time of the Acquisition were exchanged for two shares of GAG, Inc,’s common stock and (ii) each of the 46,025,000 outstanding AAMAC warrants were exchanged for a warrant to purchase GAG, Inc. common stock; and (iii) each outstanding unit of AAMAC was separated into one share of AAMAC common stock and a warrant to purchase one share of AAMAC common stock, both of which were exchanged pursuant to clauses (i) and (ii) above, respectively. Pursuant to a letter agreement, dated as of July 28, 2009 (the “Letter Agreement”) by and among GAG, Inc., AAMAC, GAG, LLC, and certain shareholders that founded AAMAC (the “AAMAC Founders”), the AAMAC Founders agreed to cancel 7,850,000 shares of their 10,350,000 shares of AAMAC common stock immediately prior to the Acquisition and to cancel 2,500,000 shares of the GAG, Inc.’s common stock that they received in exchange for their AAMAC common stock in the Acquisition. In accordance with the Letter Agreement, of the 2,500,000 shares of GAG, Inc.’s common stock the AAMAC Founders received in exchange for their AAMAC shares, 1,500,000 of such shares are being held in escrow for a period of one year from the closing of the Acquisition and the remaining 1,000,000 of such shares will continue to be held in escrow until GAG, LLC’s achievement of any one of the Adjusted EBITDA targets discussed below. The 1,000,000 shares, which are subject to voting restrictions while in escrow, will be forfeited and cancelled if GAG, LLC fails to achieve any of the Adjusted EBITDA targets.

The number of shares of our common stock issued and outstanding immediately following the consummation of the Acquisition on July 31, 2009 is summarized as follows:

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

The Purchase Agreement provides for the issuance of 1,440,000 shares of our common stock to the Phantom Equityholders pursuant to the following vesting schedule: 50% on January 31, 2010, 25% on July 31, 2010 and the remaining 25% on January 31, 2011.

The Purchase Agreement also provides for the issuance of 6,000,000 additional shares of common stock (the “Contingent Stock Consideration”) to the Contribution Consideration Recipients as follows: (a) in the event GAG, LLC achieves any one of (i) $45.0 million in Adjusted EBITDA (as defined in the Purchase Agreement) for the 12 months ending December 31, 2009, (ii) $47.5 million in Adjusted EBITDA for the 12 months ending March 31, 2010, or (iii) $50.0 million in Adjusted EBITDA for the 12 months ending June 30, 2010, we will be obligated to issue to the Contribution Consideration Recipients 2,000,000 shares of the Contingent Stock Consideration; (b) in the event GAG, LLC achieves $55.0 million in Adjusted EBITDA (as defined in the Purchase Agreement) for the fiscal year ending December 31, 2010, then we will be obligated to issue to the Contribution Consideration Recipients 2,000,000 shares of the Contingent Stock Consideration; and (c) in the event GAG, LLC achieves $65.0 million in Adjusted EBITDA (as defined in the Purchase Agreement) for the fiscal year ending December 31, 2011, then we will be obligated to issue to the Contribution Consideration Recipients 2,000,000 shares of the Contingent Stock Consideration; provided, however, that if we do not achieve the December 31, 2010 Adjusted EBITDA target but does achieve the December 31, 2011 Adjusted EBITDA target, then we will be obligated to issue to the Contribution Consideration Recipients 4,000,000 shares of the Contingent Stock Consideration. Our issuance of Contingent Stock Consideration will be in accordance with the Purchase Agreement described below. We did not achieve the Adjusted EBITDA target for the year ending December 31, 2009.

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

In connection with the consummation of the Acquisition, we entered into that certain Escrow Agreement, dated as of July 31, 2009 (the “Escrow Agreement”), with GAG, LLC, the Great American Members and an escrow agent to provide a fund for, among other things, breaches of representations and warranties of GAG, LLC to AAMAC, to offset against any working capital shortfall in accordance with the Purchase Agreement, and to offset against any inventory amount shortfall (collectively the “Escrow Claims”). Pursuant to the Escrow Agreement, the Contribution Consideration Recipients placed in escrow an aggregate of 1,500,000 shares of our common stock (the “Escrowed Indemnification Stock”).

The first 600,000 shares of the Escrowed Indemnification Stock will be released from escrow on the day that is the 30th day after (the “First Escrow Release Date”) the date of this Annual Report, less that portion of such shares applied in satisfaction of, or reserved with respect to, the Escrow Claims, if any. The remaining Escrowed Indemnification Stock shall be released on the day that is the 30th day after the date we file our Annual Report on Form 10-K for the year ended December 31, 2010 with the Securities and Exchange Commission (“SEC”) (the “Final Escrow Release Date”), less that portion of such shares applied in satisfaction of, or reserved with respect to, Escrow Claims. In the event there are any Escrow Claims properly and timely delivered pursuant to the Purchase Agreement that remain unresolved at the time of the First Escrow Release Date or the Final Escrow Release Date, a portion of the Escrowed Indemnification Stock will remain in escrow until such claims are resolved, at which time the remaining Escrowed Indemnification Stock shall be promptly returned to the Contribution Consideration Recipients.

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

On October 2, 2009, we launched an offer to exchange all of its outstanding warrants for new warrants with a different exercise price and different expiration date (the “Exchange Offer”). The Exchange Offer, which was made pursuant to a prospectus dated October 2, 2009, expired on October 30, 2009. Our obligation to consummate the Exchange Offer was conditioned upon a minimum of 23,012,500 outstanding warrants, or 50% of the outstanding warrants, being validly tendered for exchange and not validly withdrawn prior to the expiration of the Exchange Offer (the “Minimum Tender Condition”). The Minimum Tender Condition was not satisfied and therefore, no Warrants were accepted in the Exchange Offer.

In accordance with the terms of the Warrant Amendment, we redeemed all of the outstanding warrants to purchase shares of our common stock for $0.50 each as of October 29, 2009. The aggregate warrant redemption consideration paid to the warrant holders was approximately $23.0 million, which amount resulted in a decrease in restricted cash and warrant redemption liability. The warrants ceased being quoted on the OTC Bulletin Board on November 2, 2009.

The $407.8 million held in AAMAC’s trust account immediately prior to the Acquisition was disbursed as follows: (i) $116.6 million to stockholders who voted against the transaction and elected to convert their shares to a pro rata portion of the AAMAC trust account (approximately $9.85 per share); (ii) $208.8 million to the third parties who entered into stock purchase agreements (approximately $9.85 per share) with AAMAC pursuant to which AAMAC agreed to purchase such parties’ AAMAC shares in connection with the Acquisition and such third parties agreed to give AAMAC’s management proxies to vote such shares in favor of the Acquisition; and (iii) $82.4 million to us. We also received an additional $0.5 million of operating funds held by AAMAC resulting in total proceeds of $82.9 million. The $82.9 million has been reflected in the statement of stockholder’s equity net of offering costs of (i) closing expenses and certain investment banking fees of $10.5 million associated with the transaction; (ii) other offering expenses of $3.1 million incurred by us plus an income tax receivable from AAMAC of $1.1 million. At closing, $4.4 million was distributed to the Contribution Consideration Recipients to pay down the principal amount of the notes payable (thereby reducing the aggregate principal amount of the notes from $60.0 million to $55.6 million), and $23.0 million was deposited in a separate account with the transfer agent pending conduct of the Warrant Redemption. The remaining net proceeds received by us are expected to be used for general working capital purposes.

Immediately following the consummation of the Acquisition on July 31, 2009, the former shareholders of AAMAC had an approximate 63% voting interest in GAG, Inc. and the Great American Members had an approximate 37% voting interest in GAG, Inc.. The Acquisition has been accounted for as a reverse merger accompanied by a recapitalization of the Company. Under this accounting method, GAG, LLC is considered the acquirer for accounting purposes because it obtained effective control of the GAG, Inc. and AAMAC as a result of the Acquisition. This determination was primarily based on the following facts: the Great American Members’ retention of a significant minority voting interest in GAG, Inc.; the Great American Members’ appointment of a majority of the members of GAG, Inc.’s initial board of directors; GAG, LLC’s operations comprising the ongoing operations of GAG, Inc.; and GAG, LLC’s senior management serving as the senior management of GAG, Inc.. Under this method of accounting, the recognition and measurement provisions of the accounting guidance for business combinations do not apply and therefore, GAG, Inc. will not recognize any goodwill or other intangible assets based upon fair value or related amortization expense associated with amortizable intangible assets. Instead, the share exchange transaction utilizes the capital structure of the GAG, Inc. with AAMAC surviving as a subsidiary and the assets and liabilities of GAG, LLC are recorded at historical cost.

Overview

We are a leading provider of asset disposition and valuation and appraisal services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional service firms. We operate our business in two segments: auction and liquidation solutions and valuation and appraisal services. Our auction and liquidation segment seeks to assist clients in maximizing return and recovery rates through the efficient disposition of assets. Such assets include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property. Our valuation and appraisal services segment provides our clients with independent appraisals in connection with asset-based loans, acquisitions, divestitures and other business needs. These services are provided to a wide range of retail, wholesale and industrial companies, as well as lenders, capital providers, private equity investors and professional service firms throughout the United States and Canada.

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

In April 2009, we expanded our operations into Europe by opening an office in the United Kingdom. We expect to provide services to help retailers downsize through inventory liquidation and store closures in addition to providing appraisal and valuation services. In February 2010, we hired a Managing Director in the United Kingdom to increase our presence and expand the operations of our retail liquidations solutions business throughout Europe.

In September 2008, we partnered with Kelly Capital to launch Great American Real Estate, LLC through which we and Kelly Capital will conduct public auctions of foreclosed residential real estate and market residential and commercial loan sales to third parties on behalf of financial institutions and other private parties. Kelly Capital is an experienced real estate investment firm which, together with its controlled affiliate companies, has completed over $3 billion in transactions as principal investors. We conducted our first real estate home auction event in the fourth quarter of 2009.

In October 2009, GA Capital, LLC (“GA Capital”) was formed as a subsidiary of the Company. GA Capital will focus on retailers that are in need of junior secured loans for growth capital, working capital, and turnaround financing. GA Capital intends to advise borrowers and source loans between $10 million and $100 million to be secured by collateral assets of the borrowers, including inventory, accounts receivable, real estate and intellectual property.

Results of Operations

The following period to period comparisons of our financial results are not necessarily indicative of future results.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Consolidated Statements of Operations

(Dollars in thousands)

	Year Ended December 31, 2009		Year Ended December 31, 2008
	Amount	%	Amount	%
Revenues:
Services and fees	$70,810	84.9%	$48,496	91.2%
Sale of goods	12,611	15.1%	4,673	8.8%

Total revenues	83,421	100.0%	53,169	100.0%

Operating expenses:
Direct cost of services	17,491	21.0%	20,595	38.7%
Cost of goods sold	12,669	15.2%	4,736	8.9%
Selling, general and administrative expenses	35,743	42.8%	21,696	40.8%

Total operating expenses	65,903	79.0%	47,027	88.4%

Operating income	17,518	21.0%	6,142	11.6%

Interest income	32	0.0%	158	0.3%
Other income (expense)	(843)	-1.0%	95	0.2%
Interest expense	(11,273)	-13.5%	(4,063)	-7.6%

Income from continuing operations before benefit for income taxes	5,434	6.5%	2,332	4.4%
Benefit for income taxes	11,664	14.0%	—	0.0%

Income from continuing operations	17,098	20.5%	2,332	4.4%
Loss from discontinued operations, net of tax	(142)	-0.2%	(2,069)	-3.9%

Net income	$16,956	20.3%	$263	0.5%

Revenues. Total revenues increased $30.3 million, or 56.9%, to $83.4 million during the year ended December 31, 2009 from $53.2 million during the year ended December 31, 2008. The increase in revenues was primarily due to a $25.3 million increase in revenues in the auction and liquidation segment and a $5.0 million increase in revenues in the valuation and appraisal services segment in 2009 as compared to 2008. The increase in revenues in the auction and liquidation segment was due to liquidation services provided to two large consumer product retailers conducting bankruptcy liquidation sales and an increase in revenues from the sale of goods where we held title during the year ended December 31, 2009. The increase in revenues of $5.0 million in the valuation and appraisal services segment was primarily due to an increase in the number of collateral monitoring-related asset valuations conducted in connection with existing asset-based loans from financial institutions, as well as an increase in revenues in 2009 from intellectual property and real estate appraisal services which were new in the second half of 2008.

Revenue and Gross Margin by Segment

(dollars in thousands)

Auction and Liquidation Segment:

	Year Ended December 31, 2009		Year Ended December 31, 2008
	Amount	%	Amount	%
	(Dollars in thousands)
Revenues:
Services and fees	$49,005	79.5%	$31,676	87.1%
Sale of goods	12,611	20.5%	4,673	12.9%

Total revenues	61,616	100.0%	36,349	100.0%

Direct cost of services	7,839	12.7%	12,872	35.4%
Cost of goods sold	12,669	20.6%	4,736	13.0%

Total operating expenses	20,508	33.3%	17,608	48.4%

Gross margin	$41,108	66.7%	$18,741	51.6%

Gross margin services and fees	84.0%		59.4%
Gross margin sales of goods	-0.5%		-1.3%

Revenues in the auction and liquidation segment increased $25.3 million, or 69.5%, to $61.6 million during the year ended December 31, 2009 from $36.3 million during the year ended December 31, 2008. Revenues from services and fees increased $17.3 million, or 54.7%, to $49.0 million during the year ended December 31, 2009 from $31.7 million during the year ended December 31, 2008. The increase in revenues from services and fees was primarily due to revenues of $16.4 million and $9.4 million earned on two large liquidation service engagements where we provided a minimum recovery value for goods being sold at bankruptcy liquidation sales during the first quarter of 2009. Revenues from gross sales of goods where we held title to the goods increased $7.9 million to $12.6 million during the year ended December 31, 2009 from $4.7 million during the year ended December 31, 2008. The increase in gross revenues from the sales of goods where we held title to the goods in 2009 was primarily due the sale of goods with higher asset values in 2009 as compared to 2008.

Gross margin in the auction and liquidation segment was 66.7% of revenues during the year ended December 31, 2009 as compared to 51.6% during the year ended December 31, 2008. The increase in the gross margin in 2009 was primarily due to the increase in revenues from services for liquidation engagements for large retailers which were conducted through collaborative arrangements with other liquidation agents. In these types of engagements, we participate with other liquidation agents and provide a minimum recovery value for goods sold at auction or liquidation with the related revenues recognized on a net basis. Revenues recognized under these types of liquidation engagements totaled $36.0 million during the year ended December 31, 2009 as compared to $17.4 million during the year ended December 31, 2008. There were no corresponding direct costs of services for these collaborative arrangements during the year ended December 31, 2009 as compared to $2.0 million during the year ended December 31, 2008. These changes in the mix of revenue and related costs in 2009 resulted in the increase in gross margin for liquidation engagements to 84.0% from 59.4% in 2008. During the year ended December 31, 2008, revenues from auction and liquidation engagements were primarily comprised of engagements where we earned fees and commissions acting as an agent selling goods on behalf of the customer. Under these types of engagements, we earn revenues from services, fees and reimbursable costs and direct costs of services include direct costs of the liquidation engagement and costs incurred on behalf of the customer that are reimbursed in accordance with the terms of the liquidation contract. This mix of revenue and corresponding costs results in a lower gross margin than the gross margin from the liquidation engagements under collaborative arrangements where we provide a minimum recovery value of goods sold at auction or liquidation.

Gross margin from the sales of goods where we held title was (0.5%) during the year ended December 31, 2009 as compared to (1.3%) during the year ended December 31, 2008. The gross margin in 2009 was negatively impacted due to a $1.2 million inventory valuation charge in the fourth quarter of 2009 to write down the carrying value of certain goods held for sale or auction to lower of cost or market. Excluding this inventory valuation charge, the gross margin from the sale of goods where we hold title was 9.1% during the year ended December 31, 2009. This increase in margin after giving effect to the inventory valuation charge was favorably impacted in 2009 due to liquidation sales of equipment with higher profit margins in 2009 as compared to the same period in 2008.

Valuation and Appraisal Segment:

	Year Ended December 31, 2009		Year Ended December 31, 2008
	Amount	%	Amount	%
	(Dollars in thousands)
Revenues - Services and fees	$21,805	100.0%	$16,820	100.0%
Direct cost of services	9,652	44.3%	7,723	45.9%

Gross margin	$12,153	55.7%	$9,097	54.1%

Revenues in the valuation and appraisal segment increased $5.0 million, or 27.8%, to $21.8 million during the year ended December 31, 2009 from $16.8 million during the year ended December 31, 2008. Of the $5.0 million increase in revenues, $4.5 million was primarily due to an increase in the number of collateral monitoring-related asset valuations conducted in connection with existing asset-based loans from financial institutions and other appraisal services. The remaining $0.5 million increase in revenues was due to revenues generated during the year ended December 31, 2009 by a new operating unit which was formed in the second half of 2008 to expand our valuation service offerings to include intellectual property and real estate appraisal services.

Gross margins in the valuation and appraisal segment increased to 55.7% of revenues during the year ended December 31, 2009 as compared to 54.1% of revenues during the year ended December 31, 2008. The gross margins in 2009 increased primarily as a result of productivity gains from the higher revenue base in 2009 as compared to 2008.

Operating Expenses

Direct Costs of Services. Total direct costs of services decreased $3.1 million, or 15.1%, to $17.5 million during the year ended December 31, 2009 from $20.6 million during the year ended December 31, 2008. Direct costs of services in the auction and liquidation segment decreased $5.0 million, or 39.1%, to $7.8 million during the year ended December 31, 2009 from $12.9 million during the year ended December 31, 2008. This decrease was primarily due to a decrease in reimbursable expenses that are included as a component of direct cost of services from fee and commission auction and liquidation engagements. The number of these fee and commission auction and liquidation engagements decreased during the year ended December 31, 2009 as compared to the same period in 2008, resulting in a decrease in revenues from reimbursable expenses and a corresponding decrease in direct costs of revenues from reimbursable expense. Direct costs of services in the valuation and appraisal services segment increased $1.9 million, or 25.0%, to $9.7 million during the year ended December 31, 2009 from $7.7 million during the year ended December 31, 2008. This increase was primarily due to an increase in the number of collateral monitoring-related asset valuations conducted in 2009 as compared to the same period in 2008.

Cost of Goods Sold. Cost of goods sold increased $8.0 million to $12.7 million during the year ended December 31, 2009 from $4.7 million during the year ended December 31, 2008. The gross margin from the sales of goods where we held title was (0.5%) during the year ended December 31, 2009 as compared to (1.3%) during the year ended December 31, 2008. The gross margin in 2009 was negatively impacted due to a $1.2 million inventory valuation charge in the fourth quarter of 2009 to write down the carrying value of certain goods held for sale or auction to lower of cost or market. Excluding this inventory valuation charge, the gross margin from the sale of goods where we hold title was 9.1% during the year ended December 31, 2009. This increase in margin after giving effect to the inventory valuation charge was favorably impacted in 2009 due to liquidation sales of certain equipment with higher profit margins in 2009 as compared to the same period in 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the year ended December 31, 2009 and 2008 were comprised of the following:

Selling, General and Administrative Expenses by Segment

	Year Ended December 31, 2009		Year Ended December 31, 2008		Change
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Auction and liquidation	$6,619	18.5%	$4,217	19.4%	$2,402	57.0%
Valuation and appraisal	7,851	22.0%	7,310	33.7%	541	7.4%
Corporate and other	21,273	59.5%	10,169	46.9%	11,104	109.2%

Total selling, general and administrative expenses	$35,743	100.0%	$21,696	100.0%	$14,047	64.7%

Selling, general and administrative expenses in the auction and liquidation segment increased $2.4 million, or 57.0%, to $6.6 million during the year ended December 31, 2009 from $4.2 million for the year ended December 31, 2008. The increase was primarily due to an increase in payroll related and occupancy expenses in 2009. Selling, general and administrative expenses in the valuation and appraisal services segment increased $0.5 million, or 7.4%, to $7.8 million during the year ended December 31, 2009 from $7.3 million for the year ended December 31, 2008. This increase was primarily due to an increase in general and administrative expenses due to the increase in volume of engagements in 2009. Selling, general and administrative expenses for corporate and other increased $11.1 million to $21.3 million during the year ended December 31, 2009 from $10.2 million for the year ended December 31, 2008. This increase was primarily due to an increase of $3.6 million relating to the deferred compensation plan that was in effect prior to the Acquisition, $3.1 million of share based compensation related to the restricted stock grant to the Phantom Equityholders, $2.0 million of accounting, legal and consulting expenses as a result of the Acquisition, and the remaining, $2.4 million was primarily related to an increase in bonuses and an increase in personnel costs and office expenses from opening of new offices in 2009.

Other Income (Expense) and Interest. Other expenses increased $8.3 million to $12.1 million during the year ended December 31, 2009 from $3.8 million during the year ended December 31, 2008. Of the $8.3 million increase, $7.2 million related to an increase in interest expense during the year ended December 31, 2009 which was primarily due to an increase in interest expense of $3.8 million related to our credit facilities on guarantee arrangements for the auction and liquidation segment, $2.8 million on the notes payable issued to the Great American Members and Phantom Equityholders in connection with the consummation of the Acquisition and the remaining $0.6 million on the note payable issued in May 2008 to finance the purchase of certain machinery and equipment. The remaining $1.0 million increase in other expenses was primarily due to a decrease in interest income of $0.1 million and the Company’s share of costs totaling $0.9 million from its 50% interest in Great American Home Auctions which began operating in the second quarter of 2009.

Benefit for Income Taxes. Benefit for income taxes was $11.7 million during the year ended December 31, 2009. There was no income tax provision or benefit during the year ended December 31, 2008 as we were organized as a limited liability company, whereby we elected to be taxed as a partnership and the income was required to be reported by each respective member on their separate income tax returns. This benefit for income taxes in 2009 was comprised of an income tax benefit of $7.0 million as a result of a change in our tax status to a C corporation in connection with the consummation of the Acquisition and $4.6 million income tax benefit from operations during the period from the date of consummation of the Acquisition through December 31, 2009.

Income from Continuing Operations. Income from continuing operations increased to $17.1 million during the year ended December 31, 2009 from $2.3 million during the year ended December 31, 2008. The increase was primarily due to the an increase in income in the auction and liquidation segment and the recognition of a benefit for income taxes in the amount of $11.7 million during the year ended December 31, 2009. Excluding the benefit for income taxes, income from continuing operations increased to $5.4 million during the year ended December 31, 2009 from $2.3 million during the year ended December 31, 2009. The increase in income was primarily due to an increase in revenues in the auction and liquidation segment as discussed above, offset by increased selling, general and administrative expenses and higher interest expense.

Loss From Discontinued Operations. Loss from discontinued operations was $0.1 million for the year ended December 31, 2009 and $2.1 million for the year ended December 31, 2008. The loss from discontinued operations is the result of the closure of the Company’s retail furniture liquidation segment in July 2008.

Net Income. Net income for the year ended December 31, 2009 was $17.0 million as compared to $0.3 million for the year ended December 31, 2008. The increase in net income during the year ended December 31, 2009 was primarily due to the increase in revenues in the auction and liquidation segment and the $11.7 million income tax benefit recognized during such period offset by increased selling, general and administrative expenses and higher interest expenses.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Consolidated Statements of Operations

(Dollars in thousands)

	Year Ended December 31, 2008		Year Ended December 31, 2007
	Amount	%	Amount	%
Revenues:
Services and fees	$48,496	91.2%	$40,247	77.5%
Sale of goods	4,673	8.8%	11,703	22.5%

Total revenues	53,169	100.0%	51,950	100.0%

Operating expenses:
Direct cost of services	20,595	38.7%	24,807	47.8%
Cost of goods sold	4,736	8.9%	10,470	20.2%
Selling, general and administrative expenses	21,696	40.8%	21,320	41.0%

Total operating expenses	47,027	88.4%	56,597	109.0%

Operating income (loss)	6,142	11.6%	(4,647)	-9.0%

Interest income	158	0.3%	393	0.8%
Other income (expense)	95	0.2%	56	0.1%
Interest expense	(4,063)	-7.6%	(1,037)	-2.0%

Income (loss) from continuing operations	2,332	4.5%	(5,235)	-10.1%
Loss from discontinued operations	(2,069)	-3.9%	(5,072)	-9.8%

Net income (loss)	$263	0.5%	$(10,307)	-19.8%

Revenues. Total revenues increased to $53.2 million during the year ended December 31, 2008, or $1.2 million, from $52.0 million during the year ended December 31, 2007. Revenues in the auction and liquidation segment decreased $0.3 million during the year ended December 31, 2008 to $36.3 million from $36.6 million during the year ended December 31, 2007. Revenues in the valuation and appraisal segment increased $1.4 million during the year ended December 31, 2008 to $16.8 million from $15.4 million during the year ended December 31, 2007. The increase in revenues in the valuation and appraisal segment was primarily due to an increase in demand for appraisal and valuation services as a result of the deteriorating economy which has increased the number of collateral monitoring engagements, asset valuations conducted in connection with existing asset-based loans from financial institutions, as well as the intellectual property and real estate appraisal services which were new in 2008.

Revenue and Gross Margin by Segment

(Dollars in thousands)

Auction and Liquidation Segment:

	Year Ended December 31, 2008		Year Ended December 31, 2007
	Amount	%	Amount	%
Revenues:
Services and fees	$31,676	87.1%	$24,876	68.0%
Sale of goods	4,673	12.9%	11,703	32.0%

Total revenues	36,349	100.0%	36,579	100.0%

Direct cost of services	12,872	35.4%	17,514	47.9%
Cost of goods sold	4,736	13.0%	10,470	28.6%

Total operating expenses	17,608	48.4%	27,984	76.5%

Gross margin	$18,741	51.6%	$8,595	23.5%

Gross margin services and fees	59.4%		29.6%
Gross margin sales of goods	-1.3%		10.5%

Revenues in the auction and liquidation segment decreased to $36.3 million during the year ended December 31, 2008, or $0.3 million, from $36.6 million during the year ended December 31, 2007. Revenues from services and fees increased to $31.7 million during the year ended December 31, 2008, or $6.8 million, from $24.9 million during the year ended December 31, 2007. The $6.8 million increase in revenues from services and fees was primarily due to revenues of $7.2 million earned from two consumer product retailers conducting bankruptcy liquidation sales during the year ended December 31, 2008. These revenues were earned from liquidation services contracts where we provided a minimum recovery value for goods being sold at bankruptcy liquidation sales. Revenues from services and fees during the year ended December 31, 2007 were primarily related to service and consulting liquidation engagements where we earned revenues from fees, commissions, and reimbursable expenses from the auction and liquidation of goods as an agent for the customer. There were no significant revenues in the year ended December 31, 2007 from liquidation engagements where we provided a minimum recovery value for goods sold at auction or liquidation. Revenues from gross sales of goods where we held title to the goods decreased to $4.7 million during the year ended December 31, 2008, or $7.0 million, from $11.7 million during the year ended December 31, 2007. The decrease in gross revenues from the sales of goods where we held title to the goods in 2008 was primarily due to fewer auctions or liquidation engagements where we purchased assets as compared to the prior year.

Gross margin in the auction and liquidation segment was 51.6% of revenues during the year ended December 31, 2008 as compared to 23.5% during the year ended December 31, 2007. The increase in the gross margin in 2008 was primarily due to the increase in revenues from services for liquidation engagements where we were a participant in collaborative arrangements with other liquidation agents. In these types of engagements, we participate with other liquidation agents and provide a minimum recovery value for goods sold at auction or liquidation with the related revenues recognized on a net basis. The gross margin from these types of liquidation engagements increased by approximately $7.2 million during the year ended December 31, 2008 as compared the same period in the prior year. This improvement in gross margin during 2008 resulted in an increase in the gross margin for service and fee liquidation engagements to 59.4% from 29.6% in 2007. During the year ended December 31, 2007, revenues from liquidation and auction engagements were primarily comprised of engagements where we earned fees and commissions acting as an agent selling goods on behalf of the customer. Under these types of engagements, we earn revenues from services, fees and reimbursable costs and direct costs of services will include direct costs of the liquidation engagement and costs incurred on behalf of the customer that are reimbursed in accordance with the individual liquidation contracts. This mix of revenue and corresponding costs results in a lower gross margin than the gross margin from the liquidation engagements where we provides a minimum recovery value of goods sold at auction or liquidation.

Gross margin from the sales of goods where we hold title decreased to (1.3%) during the year ended December 31, 2008 as compared to 10.5% during the year ended December 31, 2007. The gross margin in 2008 was negatively impacted due to lower volumes of liquidation sales of merchandise and equipment with lower gross profit margins as compared to the same period in 2007. The lower volume of liquidations sales of goods where we held title was also the result of fewer auction and liquidation engagements conducted in 2008 as compared to 2007.

Valuation and Appraisal Segment:

	Year Ended December 31, 2008		Year Ended December 31, 2007
	Amount	%	Amount	%
	(Dollars in thousands)
Revenues - Services and fees	$16,820	100.0%	$15,371	100.0%
Direct cost of services	7,723	45.9%	7,293	47.4%

Gross margin	$9,097	54.1%	$8,078	52.6%

Revenues in the valuation and appraisal segment increased to $16.8 million during the year ended December 31, 2008, or $1.4 million, from $15.4 million during the year ended December 31, 2007. Of the $1.4 million increase in revenues, $0.5 million of the increase in revenues was primarily due to an increase in demand for appraisal and valuation services as a result of the deteriorating economy in 2008 which increased the number of collateral monitoring engagements and asset valuations conducted in connection with existing asset-based loans from financial institutions. The remaining $0.9 million increase in revenues related to the formation of a new operating unit in 2008 to expand valuation services to provide intellectual property and real estate appraisal services.

Gross margins in the valuation and appraisal segment increased to 54.1% of revenues during the year ended December 31, 2008 as compared to 52.6% of revenues during the year ended December 31, 2007. The gross margins in 2008 benefited from the implementation of cost controls in 2008 and an increase in revenues from an increase in demand for valuation and appraisal services for collateral monitoring engagements and asset valuations conducted in connection with assets based loans from financial institutions.

Operating Expenses

Direct Costs of Services. Total direct costs of services decreased to $20.6 million during the year ended December 31, 2008, or $4.2 million, from $24.8 million during the year ended December 31, 2007. Direct costs of services in the auction and liquidation segment decreased to $12.9 million during the year ended December 31, 2008, or $4.6 million, from $17.5 million during the year ended December 31, 2007. This decrease in 2008 was primarily due to a decrease in reimbursable expenses that are included as a component of direct cost of services from fee and commission auction and liquidation engagements as compared to 2007. The number of these fee and commission auction and liquidation engagements decreased in 2008 as compared to 2007, resulting in a decrease in revenues from reimbursable expenses and a corresponding decrease in direct costs of revenues from reimbursable expense. Direct costs of revenues in the valuation and appraisal segment increased to $7.7 million during the year ended December 31, 2008, or $0.4 million, from $7.3 million during the year ended December 31, 2007 due to the addition of its new intellectual property and real estate product offerings.

Cost of Goods Sold. Cost of goods sold increased $4.7 million during the year ended December 31, 2008, or $5.8 million, from $10.5 million during the year ended December 31, 2007. The decrease in cost of goods sold was primarily the result of the sale of goods with lower asset values in 2008 as compared to 2007. As a percentage of gross sales of goods, where we held title to the goods, costs of goods sold was 101.3% during the year ended December 31, 2008 as compared to 89.5% during the year ended December 31, 2007. The increase in cost of goods sold as a percentage of gross sales of goods in 2008 was primarily due to lower volumes of liquidation sales of merchandise and equipment with lower gross profit margins as compared to those in 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the years ended December 31, 2008 and 2007 were comprised of the following:

Selling, General and Administrative Expenses by Segment

	Year Ended December 31, 2008		Year Ended December 31, 2007		Change
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Auction and liquidation	$4,217	19.4%	$4,645	21.8%	$(428)	-9.2%
Valuation and appraisal	7,310	33.7%	4,719	22.1%	2,591	54.9%
Corporate and other	10,169	46.9%	11,956	56.1%	(1,787)	-14.9%

Total selling, general and administrative expenses	$21,696	100.0%	$21,320	100.0%	$376	1.8%

Selling, general and administrative expenses in the auction and liquidation segment decreased to $4.2 million during the year ended December 31, 2008, or $0.4 million, from $4.6 million for the year ended December 31, 2007. The decrease was primarily due to changes in staffing and related benefits. Selling, general and administrative expenses in the valuation and appraisal segment increased to $7.3 million during the year ended December 31, 2008, or $2.6 million, from $4.7 million for the year ended December 31, 2007. This increase was primarily due to an increase in the volume of engagements, and increase in staffing due to the start up of the intangible assets and real estate valuation and appraisal practices in early 2008.

Selling, general and administrative expenses for corporate and other decreased to $10.2 million during the year ended December 31, 2008, or $1.8 million, from $12.0 million for the year ended December 31, 2007. This decrease was primarily due to an increase in compensation expense as the result of a newly structured commission program, increased staffing levels and the opening of new offices in 2008, offset by a decrease in deferred compensation expense of $4.4 million from 2007.

Other Income (Expense) and Interest. Other expenses increased to $3.8 million during the year ended December 31, 2008, or $3.2 million, from $0.6 million during the year ended December 31, 2007. The increase in expense was associated with increased funding for guarantee deals and was primarily due to an increase in interest expense of $3.0 million during the year ended December 31, 2008 as compared to the same period in the prior year. The increase in interest expense resulted from $2.1 million of interest, inclusive of interest participation payments of $1.5 million under our long terms revolving credit facilities as compared with $0.1 million in 2007 and interest of $1.3 million from our note payable to finance the purchase of machinery and equipment in May 2008 offset by interest of $1.4 million in 2007 on its expired bank revolving line of credit.

Income (Loss) from Continuing Operations. Income from continuing operations was $2.3 million during the year ended December 31, 2008, as compared to a loss from continuing operations of $5.2 million during the year ended December 31, 2007. The increase was primarily due to an increase in revenues in the auction and liquidation segment as discussed above, lower direct costs of such liquidations, offset by increases in selling, general and administrative expenses and interest expense.

Loss From Discontinued Operations. The loss from discontinued operations decreased $3.0 million to $2.1 million for the year ended December 31, 2008 from $5.1 million during the year ended December 31, 2007. The decrease was attributable to the discontinuation of our furniture liquidation segment in July 2008.

Net Income (Loss). Net income for the year ended December 31, 2008 was $0.3 million as compared to a net loss of $10.3 million for the year ended December 31, 2007. The increase in net income during the year ended December 31, 2008 was primarily due to an increase in revenues in the auction and liquidation segment as discussed above, lower direct costs of such liquidations, both offset by higher selling, general and administrative expenses and interest expense.

Discontinued Operations

We discontinued the operations of our retail furniture liquidation business segment on June 30, 2008. The business primarily involved the purchase of supplemental consignment inventory, or augmented inventory, to support a store closing sale. As the store closing sales were conducted and the economy began to deteriorate, revenues from most of these engagements fell short of our sales estimates. As a consequence, we extended the sales to sell through remaining inventory which resulted in expense overages. Once the engagements were completed, we were left with significant levels of inventory. During the year ended December 31, 2009 and 2008, we recorded losses from discontinued operations before taxes of $0.2 million and $2.1 million, respectively.

Liquidity and Capital Resources

Cash and cash equivalents was $38.0 million as of December 31, 2009, an increase of $21.0 million, from $17.0 million as of December 31, 2008. Our notes payable and long-term debt was $67.3 million as of December 31, 2009, an increase of $52.0 million, from $15.3 million as of December 31, 2008. The increase in cash and long-term debt in 2009 is primarily the result of net proceeds received and debt incurred in connection with the Acquisition on July 31, 2009 as more fully described below.

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

The $407.8 million held in AAMAC’s trust account immediately prior to the Acquisition was disbursed as follows: (i) $116.6 million to stockholders who voted against the transaction and elected to convert their shares to a pro rata portion of the AAMAC trust account (approximately $9.85 per share); (ii) $208.8 million to the third parties who entered into stock purchase agreements with AAMAC pursuant to which AAMAC agreed to purchase such parties’ AAMAC shares in connection with the Acquisition and such third parties agreed to give AAMAC’s management proxies to vote such shares in favor of the Acquisition; and (iii) $82.4 million to us. In addition, to the $82.4 million from AAMAC’s trust account, we also received $0.5 million of operating funds held by AAMAC.

Of the total $82.9 million, $10.5 million was used to pay closing expenses and certain investment banking fees associated with the transaction and $3.1 million was used to pay for other offering costs incurred by GAG, LLC. This resulted in net proceeds to us of $69.3 million, of which $4.4 million was distributed to the Contribution Consideration Recipients to pay down the principal amount of the notes payable (thereby reducing the aggregate principal amount of the notes from $60.0 million to $55.6 million), and approximately $23.0 million was deposited in a separate account with the transfer agent pending conduct of the Warrant Redemption. The net proceeds received by us are expected to be used for general working capital purposes.

The Great American Members received cash distributions totaling $31,736 in accordance with the Purchase Agreement. The $31,736 was comprised of (i) a distribution of unrestricted cash and cash equivalents held by the Company (after giving effect to the repayment of a debt obligation with an outstanding principal amount of $2,985) of $18,815 promptly following the closing date of the Acquisition and (ii) a cash distribution of $12,921 on September 18, 2009 representing the amount by which the final adjusted working capital of the Company (as defined in the Purchase Agreement) was greater than $6,000 at the closing of the Acquisition.

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

In connection with the termination of the Exchange Offer and in accordance with the terms of the Warrant Amendment, we redeemed all of the outstanding warrants to purchase shares of common stock for $0.50 each as of October 29, 2009. The aggregate warrant redemption consideration paid to the warrant holders was approximately $23.0 million, which amount resulted is a decrease in restricted cash and warrant redemption liability. The warrants ceased being quoted on the OTC Bulletin Board on November 2, 2009.

The Company’s principal sources of liquidity to finance our business are cash and cash equivalents as a result of the Acquisition, cash provided by operating activities, and funds available under revolving credit facilities and special purpose financing arrangements.

	Year Ended December 31,
	2009	2008	2007
Net cash provided by (used in):

Operating activities	$17,756	$4,209	$(2,725)
Investing activities	2,366	(4,250)	(893)
Financing activities	902	977	9,682

Net increase in cash and cash equivalents	$21,024	$936	$6,064

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Cash provided by operating activities was $17.7 million for the year ended December 31, 2009 compared to $4.2 million in 2008. The increase in cash provided by operating activities in 2009 was due to the increase in net income primarily from the revenue earned on two large liquidation engagements where we provided a minimum recovery value for goods being sold at bankruptcy liquidation sales during the first quarter of 2009. Management currently plans to market or auction the goods held for sale or auction, which amounted to $15.0 million at December 31, 2009, during 2010. The results of the marketing and auction activities may be influenced by future market conditions and demand and there are no assurances that all of the goods held for sale or auction with be sold during this period. Cash provided by investing activities was $2.4 million for the year ended December 31, 2009 as compared to cash used in investing activities of $4.3 million for the year ended December 31, 2008. The increase in net cash used in investing activities in 2009 was primarily due to a decrease in restricted cash of $3.2 million offset by capital expenditures of $0.8 million. Cash provided by financing activities was $0.9 million for the year ended December 31, 2009 compared to $1.0 million for the year ended December 31, 2008. Cash provided by financing increased in 2009 primarily from proceeds of $70.4 million received in connection with the Acquisition, offset by cash used in financing activities from distributions of $33.9 million to the Great American Members, $5.6 million payment of notes payable of which $4.4 million was in accordance with the Purchase Agreement, repayments of long-term debt of $4.3 million, distributions to noncontrolling interest in subsidiaries, and $23.0 million of cash used for the Warrant Redemption.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Cash provided by operating activities was $4.2 million in 2008 compared to cash used in operating activities of $2.7 million in 2007. The cash provided by operating activities in 2008 was primarily the result of income generated from continuing operations. This compared to 2007, when we reported a loss from continuing operations of $5.2 million. Investing activities increased by $3.4 million to $4.2 million due mainly to an increase in restricted cash resulting from the collateralization of letters of credit, and an increase in property and equipment of $0.4 million for computer system upgrades. Net cash provided by financing activities were $1.0 million in 2008 as compared with $9.7 million in 2007. Borrowings under a note payable of $12.0 million in 2008 were offset mainly by net repayments on its line of credit and distributions to noncontrolling interest of $0.9 million. 2007 was significantly impacted by a $31.9 million capital infusion pursuant to the admission of a new member of GAG, LLC. This capital infusion was offset by net repayments under its lines of credit of $19.0 million and distributions to members and noncontrolling interests of $1.7 million.

From time to time, we utilize our asset based credit facility to fund costs and expenses incurred in connection with liquidation engagements. The Company also utilizes this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. At December 31, 2009, there was no outstanding balance under the credit facility for borrowing or outstanding letters of credit. We are permitted to borrow up to $75.0 million under the credit facility; however, borrowings under the credit facility are only made at the discretion of the lender. We typically seek borrowings on an engagement-by- engagement basis. The credit facility expires in October 2010, however, borrowings under the credit facility are generally required to be repaid within 180 days.

On May 29, 2008, GAGEE entered into a credit agreement to finance the purchase of certain machinery and equipment to be sold at auction or liquidation. The principal amount of the loan was $12.0 million and borrowings bear interest at a rate of 20% per annum. The loan is collateralized by the machinery and equipment which were purchased with the proceeds from the loan. GAGEE is required to make principal and interest payments from proceeds from the sale of the machinery and equipment. GAGEE is a special purpose entity created to purchase the machinery and equipment, whose assets consist only of the machinery and equipment in question and whose liabilities are limited to the lenders’ note and certain operational expenses related to this transaction. GAG, LLC guaranteed GAGEE’s liabilities to the lenders up to a maximum of $1.2 million. The original maturity date of the loan was May 29, 2009, however, GAGEE exercised its right to extend the maturity date for 120 days until September 26, 2009. A fee of $0.2 million was paid in connection with the extension. On September 26, 2009, the note payable became due and payable. On October 8, 2009, GAGEE and GAG, LLC entered into a Forbearance Agreement effective as of September 27, 2009 with the lenders and the Administrative Agent, relating to the credit agreement, by and among GAGEE, as borrower, GAG, LLC, as guarantor, the lenders and the Administrative Agent. Pursuant to the terms of the Forbearance Agreement, the lenders agreed to forbear from exercising any of the remedies available to them under the credit agreement and the related security agreement until November 17, 2009. Also, pursuant to the terms of the Forbearance Agreement, GAGEE agreed to hold an auction of the assets collateralizing GAGEE obligations under the credit agreement on or before November 3, 2009 and to use the sale proceeds to repay its obligations under the credit agreement. In connection with the execution of the Forbearance Agreement, GAG, LLC made a payment of $1.2 million on October 9, 2009, in full satisfaction of its guaranty under the credit agreement which reduced the principal amount of borrowings and interest due under the credit agreement. We held an auction of the assets collateralizing GAGEE’s obligation on November 3, 2009. The sale of the assets at auction was subject to meeting the reserve prices and approval by the Lenders, and the auction did not result in the sale of any of the assets. On December 31, 2009, GAGEE entered into an amendment to credit agreement (the “Amended Credit Agreement”) dated as of December 18, 2009 with Garrison Special Opportunities Fund LP and the Administrative Agent, whereby the lenders agreed to forebear from exercising any of the remedies available to them under the Forebearance Agreement and the related Security Agreement and to extend the maturity date of the Forebearance Agreement until November 18, 2010, unless a forbearance default occurs, as specified in the Amended Credit Agreement. Also pursuant to the terms of the Amended Credit Agreement, the interest rate has been reduced from 20% to 0% and the lender has agreed to reimburse GAGEE for certain expenses from proceeds of the sale assets that collateralize the Amended Credit Agreement. GAGEE has no assets other than those collateralizing the loan. GAG, LLC has satisfied its obligation to pay the $1.2 million guarantee and the credit agreement does not provide for other recourse against us, GAG, LLC or any of our other subsidiaries.

One of our subsidiaries utilizes a factoring agreement to provide working capital to finance the operations within the Valuation and Appraisal segment. The factoring agreement is scheduled to expire on May 22, 2010. The factoring agreement provides for the Factor, at its discretion, to purchase on a nonrecourse basis, all of our subsidiary’s customer receivables. The Factor is responsible for servicing the receivables and pays 90% of the net receivable invoice amount upon request by our subsidiary and retains the remaining 10% in a reserve. Accounts receivable sold to the Factor were $14.2 million and $13.4 million for the year ended December 31, 2009 and 2008, respectively. Factoring commissions and other fees based on advances were $0.2 million for each of the years ended December 31, 2009 and 2008. Effective December 1, 2009, the interest charge by the Factor was reduced to London Interbank Offered Rate (“LIBOR”) plus 4.5% on the net uncollected outstanding balance of the receivables purchased.

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

Contractual Obligations

The following table sets forth aggregate information about our contractual obligations as of December 31, 2009 and the periods in which payments are due:

	Payments due by period
	Total	Less Than 1 year	1-3 years	4-5 years	More Than 5 Years
Contractual Obligations:
Long-term debt	$55,617	$11,123	$22,247	$22,247	$—
Note payable	11,429	11,429	—	—	—
Capital lease obligations, including interest	108	32	63	13	—
Operating lease obligation	5,439	1,355	2,890	1,005	189
Guarantee contracts	—	—	—	—	—

Total	$72,593	$23,939	$25,200	$23,265	$189

In connection with the consummation of the Acquisition, we issued a note payable to each of the Great American Members and the Phantom Equityholders in an initial aggregate principal amount of $60.0 million. Upon closing the Acquisition, an initial principal payment of $4.4 million was made, thereby reducing the aggregate principal amount of the note to $55.6 million as reflected in the table of contractual obligations under long-term debt. The principal is payable in five equal annual principal payments of an aggregate of $11.1 million due on the anniversary date of the note beginning on July 31, 2010 through 2014. Interest is payable quarterly beginning October 31, 2009 at 12% per annum.

We anticipate that cash generated from the reverse merger with AAMAC, cash generated from operations, in addition to existing borrowing arrangements under our credit facility to fund costs and expenses incurred in connection with liquidation engagements should be sufficient to meet our cash requirements for at least the next twelve months. However, our future capital requirements will depend on many factors, including the success of our businesses in generating cash from operations, continued compliance with financial covenants contained in our credit facility, the timing of principal payments on our long-term debt and the capital markets in general, among other factors.

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

Our significant accounting policies are described in Note 3 to the consolidated financial statements included elsewhere in this Annual Report. Management believes that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our financial statements.

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

Goodwill includes (i) the excess of the purchase price over the fair value of net assets acquired in a business combination described in Note 8 and (ii) an increase for the subsequent acquisition of noncontrolling interests during the year ended December 31, 2007 (also see Note 8). The Codification requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment). Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. The Company operates two reporting units, which are the same as its reporting segments described in Note 19. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

We reviewed our reporting units for possible goodwill impairment by comparing the fair values of each of the reporting units to the carrying value of their respective net assets. If the fair values exceed the carrying values of the net assets, no goodwill impairment is deemed to exist. If the fair values of the reporting units do not exceed the carrying values of the net assets, goodwill is tested for impairment and written down to its implied value if it is determined to be impaired. Based on a review of the fair value of the reporting units, no impairment is deemed to exist as of December 31, 2009.

In accordance with the Codification, the Company reviews the carrying value of its intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. No impairment was deemed to exist as of December 31, 2009.

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

Fair Value Measurements. On January 1, 2008, the Company adopted the new accounting guidance for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Codification defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Codification also establishes a framework for measuring fair value and expands disclosures about fair value measurements. The new accounting guidance delays the effective date for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until fiscal years beginning after November 15, 2008. In accordance with the new accounting guidance, the Company has not applied the new provisions to eligible assets and liabilities that have been recognized or disclosed at fair value for the year ended December 31, 2009, specifically to fair value measurements of the Company’s reporting units and nonfinancial assets and nonfinancial liabilities measured at fair value to determine the amount of goodwill impairment.

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

The carrying amounts reported in the consolidated financial statements for cash, restricted cash, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturity of these instruments. The carrying amounts of the notes payable (including credit lines used to finance liquidation engagements), long-term debt and capital lease obligations approximate fair value because the contractual interest rates or effective yields of such instruments are consistent with current market rates of interest for instruments of comparable credit risk. The adoption of the new accounting guidance on fair value did not have a material impact on our consolidated financial statements.

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

Income Taxes. As a result of the Acquisition, beginning on July 31, 2009, the Company’s results of operations are taxed as a C corporation. Prior to the Acquisition, the Company’s operations were taxed as a limited liability company, whereby the Company elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying consolidated financial statements for periods prior to July 31, 2009.

This change in tax status to a taxable entity resulted in the recognition of deferred tax assets and liabilities based on the expected tax consequences of temporary differences between the book and tax basis of the Company’s assets and liabilities at the date of the Merger. This resulted in a net deferred tax benefit of $6,987 being recognized and included in the tax benefit for the year ended December 31, 2009.

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

The Company adopted the provisions of the new accounting guidance for accounting for uncertainty in income taxes on January 1, 2009. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

New Accounting Standards

In December 2007, the FASB issued new accounting guidance related to business combinations, which replaced previous guidance on business combinations. The new guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The new guidance also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The new guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. We adopted the new guidance effective January 1, 2009, as required. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued new accounting guidance for noncontrolling interests in consolidated financial statements. The new guidance changes the accounting and reporting for minority interests, resulting in recharacterization as noncontrolling interests and classification as a component of equity. Additionally, the new guidance results in the inclusion of the noncontrolling interest in consolidated net income. This new consolidation method significantly changes the accounting for transactions with minority interest holders. The new guidance is effective for fiscal years beginning after December 15, 2008. We adopted the new guidance effective January 1, 2009, as required. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued new accounting guidance regarding the determination of the useful life of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previous guidance. The new guidance is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted the new guidance effective January 1, 2009, as required. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued new accounting guidance regarding interim disclosures about fair value of financial instruments. The new guidance requires disclosures about fair value of financial instruments in interim and annual financial statements. The new guidance is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this guidance for the quarter ended June 30, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued new guidance regarding accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This new guidance amends previous guidance regarding the initial recognition and measurement of contingencies acquired or assumed in a business combination. The new guidance requires recognition at fair value of such contingencies if the acquisition-date fair value can be determined during the measurement period. The new guidance became effective for us for contingent assets and liabilities arising from business combinations with acquisition dates on or after January 1, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued new accounting guidance which provides additional guidance in accordance on fair value measurements when the volume and level of activity for the asset or liability has significantly decreased. We adopted this guidance for the quarter ended September 30, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued new guidance pertaining to variable interest entities. The new guidance amends previous guidance to replace a quantitative analysis with a qualitative analysis of interests in variable interest entities for the purpose of determining the primary beneficiary of a variable interest entity. The new guidance also requires companies to more frequently assess whether they must consolidate a variable interest entity. The provisions of the new guidance will be effective on January 1, 2010. We are currently evaluating the impact of the new guidance on our consolidated financial statements, however, we do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-5, Measuring Liabilities at Fair Value. This ASU provides additional guidance in determining the fair value of liabilities particularly in circumstances where a quoted price in an active market for an identical liability is not readily available. It will be effective for us for the quarter ending December 31, 2009. We do not expect the adoption of this ASU will have a material impact on our consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Great American’s primary exposure to market risk consists of risk related to changes in interest rates. Great American has not used derivative financial instruments for speculation or trading purposes.

Interest Rate Risk

Our primary exposure to market risk consists of risk related to changes in interest rates. We utilize borrowings under our credit facilities to fund costs and expenses incurred in connection with liquidation contracts. Borrowings under our credit facilities bear interest at a floating rate of interest.

The primary objective of the our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income it receives from its investments without significantly increasing risk. To achieve these objectives, our investments allow it to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and certificates of deposit. Our cash and cash equivalents through December 31, 2009 included amounts in bank checking, certificates of deposit and liquid money market accounts. The Company believes it has minimal interest rate risk. A one percentage point decrease in the average interest rate on our portfolio would have reduced its interest income for the year ended December 31, 2009 by an immaterial amount.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is submitted as a separate section on page F-1 of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

As required by Rule 15d-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTOR’S, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is hereby incorporated by reference from our Form 10-K/A or our definitive Proxy Statement relating to the 2010 Annual Meeting of Shareholders, which Form 10-K/A or Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009.

Item 11.	EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference from our Form 10-K/A or our definitive Proxy Statement relating to the 2010 Annual Meeting of Shareholders, which Form 10-K/A or Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009.

Item 12.	SECUTITIES OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is hereby incorporated by reference from our Form 10-K/A or our definitive Proxy Statement relating to the 2010 Annual Meeting of Shareholders, which Form 10-K/A or Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is hereby incorporated by reference from our Form 10-K/A or our definitive Proxy Statement relating to the 2010 Annual Meeting of Shareholders, which Form 10-K/A or Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is hereby incorporated by reference from our Form 10-K/A or our definitive Proxy Statement relating to the 2010 Annual Meeting of Shareholders, which Form 10-K/A or Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.

Financial Statements. The Company’s Consolidated Financial Statements as of December 31, 2009 and 2008 and for each of the three years in the year ended December 31, 2009 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report, beginning on page F-1.

2.	Financial Statement Schedules.

Schedule II – Valuation and Qualifying Accounts.

(b)	Exhibits and Index to Exhibits, below.

Exhibit Index

Exhibit No.	Description

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

10.4	Security Agreement, dated as of May 29, 2008, by and among Great American Group Energy Equipment, LLC, Great American Group, LLC and Garrison Loan Agency Services LLC(4)

10.5	Non-Notification Factoring and Security Agreement, dated as of May 22, 2007, by and between Great American Group Advisory & Valuation Services, LLC and FCC, LLC(4)

10.6	Credit Agreement, dated as of October 21, 2008, by and between Great American Group WF, LLC and Wells Fargo Retail Finance, LLC(4)

10.7	First Amendment to Credit Agreement, dated as of August 27, 2009, by and between Wells Fargo Retail Finance, LLC and Great American Group WF, LLC(4)

10.8	First Amended and Restated Limited Guaranty, dated as of August 27, 2009, by Great American Group, Inc. and Great American Group, LLC, in favor of Wells Fargo Retail Finance, LLC(4)

10.9	Security Agreement, dated as of October 21, 2008, by and between Great American Group WF, LLC and Wells Fargo Retail Finance, LLC(4)

10.10	Credit Agreement, dated as of October 25, 2000, by and between Great American Venture, LLC and General Electric Capital Corporation(4)

10.11	First Amendment to Credit Agreement, dated as of October 23, 2003, by and between Great American Venture, LLC and General Electric Capital Corporation(4)

10.12	Second Amendment to Credit Agreement, dated as of October 4, 2006, by and between Great American Venture, LLC and General Electric Capital Corporation(4)

10.13	Security Agreement, dated as of October 25, 2000, by and between Great American Venture, LLC and General Electric Capital Corporation(4)

10.14	Form of promissory note issued by Great American Group, Inc. in favor of each Contribution Consideration Recipient(4)

10.15	Registration Rights Agreement by and among Great American Group, Inc. and the stockholders of Great American Group, Inc. named therein(3)

10.16	Escrow Agreement by and among Great American Group, Inc., the Member Representative and Continental Stock Transfer & Trust Company(3)

10.17	Form of Lock-up Agreement by and between Great American Group, Inc. and certain stockholders of Great American Group, Inc.(3)

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

10.29

Sixth Amended and Restated Operating Agreement for Great American Group Advisory & Valuation Services, LLC, dated as of January 1, 2008, by and among Great American Group, LLC, Lester Friedman, John Bankert, Michael Marchlik, and Ken Bloore(4)

10.30

Operating Agreement for Great American Group Machinery & Equipment, LLC, dated as of April 10, 2007, by and among Great American Group, LLC, Marc Swirsky, Lester Friedman, Paul Erickson and John Bankert(4)

10.31

First Amendment to Non-Notification Factoring and Security Agreement, dated as of December 1, 2009, by and among Great American Group Advisory & Valuation Services, LLC and Seimens First Capital Commercial Finance, LLC (6)

10.32	Amendment of Credit Agreement, dated as of December 18, 2009, by and among Great American Group Energy Equipment, LLC, Garrison Special Opportunities Fund LP and Garrison Loan Agency Services LLC(6)

21	Subsidiary List(4)

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
+	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.
(1)	Incorporated by reference to the registrant’s Registration Statement on Form S-4 (File No. 333-159644) declared effective by the Commission on July 17, 2009.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Commission on July 30, 2009.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Commission on August 6, 2009.
(4)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 31, 2009.
(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Commission on October 15, 2009.
(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Commission on January 7, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT AMERICAN GROUP, INC.

Date: March 30, 2010	/s/ PAUL S. ERICKSON (Paul E. Erickson, Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ ANDREW GUMAER (Andrew Gumaer)	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2010

/s/ PAUL S. ERICKSON (Paul S. Erickson)	Chief Financial Officer (Principal Financial Officer)	March 30, 2010

/s/ HOWARD E. WEITZMAN (Howard E. Weitzman)	Chief Accounting Officer (Principal Accounting Officer)	March 30, 2010

/s/ HARVEY M. YELLEN (Harvey M. Yellen)	President, Vice Chairman and Director	March 30, 2010

/s/ MATTHEW J. HART (Matthew J. Hart)	Director	March 30, 2010

/s/ HUGH G. HILTON (Hugh G. Hilton)	Director	March 30, 2010

/s/ MARK D. KLEIN (Mark D. Klein)	Director	March 30, 2010

/s/ MICHAEL J. LEVITT (Michael J. Levitt)	Director	March 30, 2010

/s/ BRYANT R. RILEY (Bryant R. Riley)	Director	March 30, 2010

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy soliciting material has been sent to security holders by the registrant. In the event the registrant does subsequently send such an annual report or proxy soliciting materials to its security holders, the registrant will furnish copies of such material to the Securities and Exchange Commission when it is sent to security holders.

GREAT AMERICAN GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Great American Group, Inc.

We have audited the accompanying consolidated balance sheets of Great American Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great American Group, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Marcum LLP

New York, New York
March 30, 2010

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	December 31, 2009	December 31, 2008

Assets
Current assets:
Cash and cash equivalents	$37,989	$16,965
Restricted cash	459	3,653
Accounts receivable, net	2,628	4,703
Advances against customer contracts	58	2,971
Income taxes receivable	1,100	—
Goods held for sale or auction	15,014	17,842
Assets of discontinued operations	—	1,217
Deferred income taxes	8,475	—
Prepaid expenses and other current assets	981	673

Total current assets	66,704	48,024
Property and equipment, net	1,411	1,087
Goodwill	5,688	5,688
Other intangible assets, net	382	544
Deferred income taxes	3,238	—
Other assets	1,250	488

Total assets	$78,673	$55,831

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$9,192	$14,914
Accrued compensation plans	—	6,938
Auction and liquidation proceeds payable	446	1,891
Mandatorily redeemable noncontrolling interests	2,619	1,928
Current portion of long-term debt	11,123	291
Note payable	11,705	10,984
Current portion of capital lease obligation	25	167

Total current liabilities	35,110	37,113
Capital lease obligation, net of current portion	69	232
Long-term debt, net of current portion	44,494	3,985

Total liabilities	79,673	41,330

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 135,000,000 shares authorized; 30,022,478 and 10,560,000 issued and outstanding as of December 31, 2009 and 2008, respectively	3	1
Additional paid-in Capital	(249)	—
Deferred compensation	—	(1,643)
Retained earnings (deficit)	(754)	16,143

Total stockholders’ equity (deficit)	(1,000)	14,501

Total liabilities and stockholders’ equity (deficit)	$78,673	$55,831

The accompanying notes are an integral part of these consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Services and fees	$70,810	$48,496	$40,247
Sale of goods	12,611	4,673	11,703

Total revenues	83,421	53,169	51,950

Operating expenses:
Direct cost of services	17,491	20,595	24,807
Cost of goods sold	12,669	4,736	10,470
Selling, general and administrative	35,743	21,696	21,320

Total operating expenses	65,903	47,027	56,597

Operating income (loss)	17,518	6,142	(4,647)
Other income (expense):
Interest income	32	158	393
Other income (expense)	(843)	95	56
Interest expense	(11,273)	(4,063)	(1,037)

Income (loss) from continuing operations before benefit for income taxes	5,434	2,332	(5,235)
Benefit for income taxes	11,664	—	—

Income (loss) from continuing operations	17,098	2,332	(5,235)
Loss from discontinued operations, net of tax	(142)	(2,069)	(5,072)

Net income (loss)	$16,956	$263	$(10,307)

Basic earnings (loss) per share, continuing operations	$0.96	$0.22	$(0.59)
Basic loss per share, discontinued operations	(0.01)	(0.20)	(0.56)

Basic earnings (loss) per share	$0.95	$0.02	$(1.15)

Diluted earnings (loss) per share, continuing operations	$0.92	$0.22	$(0.59)
Diluted loss per share, discontinued operations	(0.01)	(0.20)	(0.56)

Diluted earnings (loss) per share	$0.91	$0.02	$(1.15)

Weighted average basic shares outstanding	17,786,686	10,560,000	8,934,644
Weighted average diluted shares outstanding	18,664,049	10,560,000	8,934,644

PRO FORMA COMPUTATION RELATED TO CONVERSION TO C CORPORATION FOR INCOME TAX PURPOSES (unaudited):

Historical income (loss) from continuing operations before income taxes	$5,434	$2,332	$(5,235)
Pro forma benefit (provision) for income taxes	(2,141)	(919)	2,063

Pro forma income (loss) from continuing operations	3,293	1,413	(3,172)
Pro forma loss from discontinued operations, net of tax	(116)	(1,254)	(3,074)

Pro forma net income (loss)	$3,177	$159	$(6,246)

Pro forma basic earnings (loss) per share, continuing operations	$0.19	$0.13	$(0.36)
Pro forma basic loss per share, discontinued operations	(0.01)	(0.11)	(0.34)

Pro forma basic earnings (loss) per share	$0.18	$0.02	$(0.70)

Pro forma diluted earnings (loss) per share, continuing operations	$0.18	$0.13	$(0.36)
Pro forma diluted loss per share, discontinued operations	(0.01)	(0.11)	(0.34)

Pro forma diluted earnings (loss) per share	$0.17	$0.02	$(0.70)

Pro forma weighted average basic shares outstanding	17,786,686	10,560,000	8,934,644
Pro forma weighted average diluted shares outstanding	18,664,049	10,560,000	8,934,644

The accompanying notes are an integral part of these consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

(Dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, January 1, 2007	—	$—	7,040,000	$1	$—	$—	$(5,336)	$(5,335)
Issuance of common stock	—	—	3,520,000	—	31,929	—	—	31,929
GAG, LLC Deferred compensation arrangement	—	—	—	—	—	(3,197)	—	(3,197)
Amortization of GAG, LLC deferred compensation arrangements	—	—	—	—	—	488	—	488
Distributions to stockholders	—	—	—	—	—	—	(406)	(406)
Net loss	—	—	—	—	—	—	(10,307)	(10,307)

Balance, December 31, 2007	—	—	10,560,000	1	31,929	(2,709)	(16,049)	13,172
Amortization of GAG, LLC deferred compensation arrangements	—	—	—	—	—	1,066	—	1,066

Net income	—	—	—	—	—	—	263	263

Balance, December 31, 2008	—	—	10,560,000	1	31,929	(1,643)	(15,786)	14,501
Amortization of GAG, LLC deferred compensation arrangements through July 31, 2009	—	—	—	—	—	621	—	621
Termination of GAG, LLC deferred compensation arrangements as of July 31, 2009	—	—	—	—	—	1,022	—	1,022
Reverse merger on July 31, 2009	—	—	—	—	(31,929)	—	31,929	—
Shares issued at time of reverse merger dated July 31, 2009	—	—	21,846,626	2	70,356	—	—	70,358
Warrant redemption liability at time of reverse merger dated July 31, 2009	—	—	—	—	(23,013)	—	—	(23,013)
Shares forefeited at time of reverse merger dated July 31, 2009	—	—	(2,500,000)	—	—	—	—	—
Issuance of shares for services in connection with reverse merger	—	—	115,852	—	—	—	—	—
Share based compensation	—	—	—	—	3,108	—	—	3,108
Distributions to stockholders	—	—	—	—	(50,700)	—	(33,853)	(84,553)
Net income	—	—	—	—	—	—	16,956	16,956

Balance, December 31, 2009	—	$—	30,022,478	$3	$(249)	$—	$(754)	$(1,000)

The accompanying notes are an integral part of these consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$16,956	$263	$(10,307)
Loss from discontinued operations	142	2,069	5,072

Income (loss) from continuing operations	17,098	2,332	(5,235)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	634	433	390
Provision for (recovery of) doubtful accounts	(24)	109	44
Impairment of goods held for sale or auction	1,426	—	—
Share-based payments	3,508	880	175
Accrued compensation plans	4,005	(665)	4,406
Guaranteed payment distributions	—	1,066	488
Noncash interest expense	9	32	14
Loss on disposal of assets	32	2	—
Deferred income taxes	(11,664)	—	—
Change in fair value of mandatorily redeemable noncontrolling interests	—	—	411
Income allocated to mandatorily redeemable noncontrolling interests	1,608	603	1,152
Change in operating assets and liabilities:
Accounts receivable and advances against customer contracts	5,012	3,619	1,038
Goods held for sale or auction	2,477	(12,332)	(1,296)
Prepaid expenses and other assets	(1,070)	(51)	(5)
Accounts payable and accrued expenses	(3,850)	8,985	(5,136)
Amounts payable under collaborative arrangements	—	—	(1,018)
Auction and liquidation proceeds payable	(1,445)	(804)	1,847

Net cash provided by (used in) operating activities	17,756	4,209	(2,725)

Cash flows from investing activities:
Purchases of property and equipment	(828)	(597)	(173)
Purchase on noncontrolling interest in subsidiary for cash	—	—	(720)
Decrease (increase) in restricted cash	3,194	(3,653)	—

Net cash provided by (used in) investing activities	2,366	(4,250)	(893)

Cash flows from financing activities:
Proceeds from (repayment of) revolving lines of credit	—	(7,900)	(19,040)
Repayment of note payable	(1,200)	—	—
Proceeds from notes payable	—	12,000	—
Repayments of long-term debt	(8,668)	(2,229)	(1,600)
Repayments of capital lease obligation	(305)	(36)	(10)
Capital contributions - noncontrolling interests	—	—	86
Proceeds from reverse merger dated July 31, 2009	69,258	—	—
Proceeds from issuance of common stock	—	—	31,929
Distribution to noncontrolling interests	(1,317)	(858)	(1,277)
Warrant redemption for cash	(23,013)	—	—
Distribution to stockholder’s	(33,853)	—	(406)

Net cash provided by financing activities	902	977	9,682

Net increase in cash and cash equivalents	21,024	936	6,064
Cash and cash equivalents, beginning of year	16,965	16,029	9,965

Cash and cash equivalents, end of year	$37,989	$16,965	$16,029

The accompanying notes are an integral part of these consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(Dollars in thousands)

	Year ended December 31
	2009	2008	2007
Supplemental disclosures:
Interest paid	$ 8,233	$5,523	$2,071
Income taxes paid	—	—	—

Supplemental disclosure of noncash investing and financing activities:
Income taxes receivable	(1,100)	—	—
Deferred compensation	(1,022)	—	3,197
Property and equipment acquired under capital lease	—	388	—
Issuance of notes for purchase of mandatorily redeemable noncontrolling interests	—	—	1,445
Issuance of long-term debt in connection with reverse merger dated July 31, 2009	60,000	—	—

The accompanying notes are an integral part of these consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

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

On July 31, 2009, the members of GAG, LLC (the “Great American Members”) contributed all of their membership interests of GAG, LLC to the Company (the “Contribution”) in exchange for 10,560,000 shares of common stock of the Company and a subordinated unsecured promissory note in an initial principal amount of $60,000 issued in favor of the Great American Members and the phantom equityholders of GAG, LLC (the “Phantom Equityholders”, and together with the Great American Members, the “Contribution Consideration Recipients”) (see Note 11). Concurrently with the Contribution, AAMAC merged with and into AAMAC Merger Sub, Inc. (“Merger Sub”), a subsidiary of the Company (the “Merger” and, together with the Contribution, the “Acquisition”). As a result of the Acquisition, GAG, LLC and AAMAC became wholly-owned subsidiaries of the Company.

The Acquisition was effected pursuant to an Agreement and Plan of Reorganization, dated as of May 14, 2009, as amended by Amendment No. 1 to the Agreement and Plan of Reorganization dated as of May 29, 2009, Amendment No. 2 to Agreement and Plan of Reorganization dated as of July 8, 2009, and Amendment No. 3 to Agreement and Plan of Reorganization, dated as of July 28, 2009 (as amended, the “Purchase Agreement”), by and among the Company, AAMAC, Merger Sub, the Great American Members and the representative of Great American Members. The Acquisition has been accounted for as a reverse merger accompanied by a recapitalization of the Company.

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

NOTE 2—COMPLETED MERGER

On July 31, 2009, pursuant to the terms of the Purchase Agreement, the Acquisition was consummated and the Great American Members contributed all of their membership interests of GAG, LLC to the Company in exchange for 10,560,000 shares of common stock of the Company and a subordinated unsecured promissory note an initial principal amount of $60,000 (which was reduced by a principal payment to the Contribution Consideration Recipients of $4,383 at the closing of the Acquisition).

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

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

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

The Purchase Agreement provides for the issuance of 1,440,000 shares of common stock of the Company to the Phantom Equityholders pursuant to the following vesting schedule: 50% on January 31, 2010, 25% on July 31, 2010 and the remaining 25% on January 31, 2011, as more fully described in Note 17(b).

The Purchase Agreement also provides for the issuance of 6,000,000 additional shares of common stock (the “Contingent Stock Consideration”) to the Contribution Consideration Recipients as follows: (a) in the event GAG, LLC achieves any one of (i) $45,000 in Adjusted EBITDA (as defined in the Purchase Agreement) for the 12 months ending December 31, 2009, (ii) $47,500 in Adjusted EBITDA for the 12 months ending March 31, 2010, or (iii) $50,000 in Adjusted EBITDA for the 12 months ending June 30, 2010, the Company will be obligated to issue to the Contribution Consideration Recipients 2,000,000 shares of the Contingent Stock Consideration; (b) in the event GAG, LLC achieves $55,000 in Adjusted EBITDA (as defined in the Purchase Agreement) for the fiscal year ending December 31, 2010, then the Company will be obligated to issue to the Contribution Consideration Recipients 2,000,000 shares of the Contingent Stock Consideration; and (c) in the event GAG, LLC achieves $65,000 in Adjusted EBITDA (as defined in the Purchase Agreement) for the fiscal year ending December 31, 2011, then the Company will be obligated to issue to the Contribution Consideration Recipients 2,000,000 shares of the Contingent Stock Consideration; provided; however, that if the

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

Company does not achieve the December 31, 2010 Adjusted EBITDA target but does achieve the December 31, 2011 Adjusted EBITDA target, then the Company will be obligated to issue to the Contribution Consideration Recipients 4,000,000 shares of the Contingent Stock Consideration. The Company’s issuance of Contingent Stock Consideration will be in accordance with the Purchase Agreement described below. The Company did not achieve the Adjusted EBITDA target for the year ending December 31, 2009.

The Contingent Stock Consideration will be issued to each of the Contribution Consideration Recipients to the extent earned and with respect to the applicable target period, in three equal installments, beginning on the first anniversary of the closing of the Acquisition and issuable on each anniversary of the closing of the Acquisition thereafter in accordance with the Purchase Agreement.

The Great American Members received $82,436 in accordance with the Purchase Agreement consisting of (i) cash distributions totaling $31,736 from GAG, LLC and (ii) $50,700 representing their share of the $60,000 unsecured subordinated promissory note. The $31,736 was comprised of (i) a distribution of unrestricted cash and cash equivalents held by GAG, LLC (after giving effect to the repayment of certain debt obligations of GAG, LLC in an outstanding principal amount of $2,985) of $18,815 promptly following the closing date of the Acquisition and (ii) a cash distribution of $12,921 on September 18, 2009 representing the amount by which the final adjusted working capital of GAG, LLC (as defined in the Purchase Agreement) was greater than $6,000 at the closing of the Acquisition. The remaining portion of the unsecured subordinated promissory note, which amounted to $9,300, was issued to the Phantom Equityholders in settlement of accrued compensation payable pursuant to the deferred compensation paln as more fully described in Note 18(b).

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

The $407,786 held in AAMAC’s trust account immediately prior to the Acquisition was disbursed as follows: (i) $116,578 to stockholders who voted against the transaction and elected to convert their shares to a pro rata portion of the AAMAC trust account (approximately $9.85 per share); (ii) $208,834 to the third parties who entered into stock purchase agreements (approximately $9.85 per share) with AAMAC pursuant to which AAMAC agreed to purchase such parties’ AAMAC shares in connection with the Acquisition and such third parties agreed to give AAMAC’s management proxies to vote such shares in favor of the Acquisition; and (iii) $82,374 to the Company. The Company also received an additional $451 of operating funds held by AAMAC resulting in total proceeds of $82,825. The $82,825 has been reflected in the consolidated statement of stockholder’s equity (deficit) net of offering costs of (i) closing expenses and certain investment banking fees of $10,476 associated with the transaction; (ii) other offering expenses of $3,091 incurred by GAG, LLC plus an income tax receivable of $1,100. At closing, $4,383 was distributed to the Contribution Consideration Recipients to pay down the principal amount of the notes payable (thereby reducing the aggregate principal

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

amount of the notes from $60,000 to $55,617), and $23,013 was deposited in a separate account with the transfer agent pending conduct of the Warrant Redemption. The remaining net proceeds received by the Company are expected to be used for general working capital purposes of the Company and GAG, LLC.

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

On October 2, 2009, the Company launched an offer to exchange all of its outstanding warrants for new warrants with a different exercise price and different expiration date (the “Exchange Offer”). The Exchange Offer, which was made pursuant to a prospectus dated October 2, 2009, expired on October 30, 2009. The Company’s obligation to consummate the Exchange Offer was conditioned upon a minimum of 23,012,500 outstanding warrants, or 50% of the outstanding warrants, being validly tendered for exchange and not validly withdrawn prior to the expiration of the Exchange Offer (the “Minimum Tender Condition”). The Minimum Tender Condition was not satisfied and therefore, no Warrants were accepted in the Exchange Offer. In accordance with the terms of the Warrant Amendment, the Company redeemed all of the outstanding warrants to purchase shares of its common stock for $0.50 each as of October 29, 2009. The aggregate warrant redemption consideration paid to the warrant holders was $23,013. The warrants ceased being quoted on the OTC Bulletin Board on November 2, 2009.

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

In the consolidated statement of stockholders’ equity, the recapitalization of the number of shares of common stock attributable to the Great American Members is reflected retroactive to January 1, 2007. Accordingly, the number of shares of common stock presented as outstanding as of January 1, 2007 total 7,040,000 consisting of the number of shares of common stock issued to the Great American Members as consideration for their Contribution. In addition, the issuance of 3,520,000 shares of common stock for $31,929 of cash, net of offering costs, reflected in the consolidated statement of stockholders’ equity in 2007 reflects the number of common shares attributable to the amendment of the operating agreement of GAG, LLC on July 16, 2007 to admit a new member with a 33.33% member interest as consideration for their contribution. These number of shares were used to calculate the Company’s earnings (loss) per share for all periods prior to the Acquisition. In addition, member’s equity of GAG, LLC was classified as retained earnings at January 1, 2007 and upon completion of the reverse merger on July 31, 2009 $31,929 was reclassified from additional paid-in capital to retained earnings.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries: AAMAC, GAG LLC, Great American Group Advisory & Valuation Services, LLC (“GAAV”), Great American Group Machinery & Equipment, LLC (“GAME”), Great American Group Real Estate, LLC, Great American Venture, LLC, Great American Group Energy Equipment, LLC (GAGEE”), Great American Group Intellectual Property Advisors, LLC, GA Capital, LLC, GA Asset Advisors Limited, Great American Group WF, LLC, and Great American Group CS, LLC. All intercompany accounts and transactions have been eliminated upon consolidation.

In June 2009, the Financial Accounting Standards Board (“FASB’) issued the FASB Accounting Standards Codification (the “Codification”) as the single source of generally accepted accounting principles in the United States (‘GAAP”). The Codification was effective for the Company beginning July 1, 2009. The Codification does not change GAAP and did not impact the Company’s consolidated financial statements.

(b) Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Actual results could differ from those estimates.

(c) Revenue Recognition

Revenues are recognized in accordance with the accounting guidance when persuasive evidence of an arrangement exists, the related services have been provided, the fee is fixed or determinable, and collection is reasonably assured.

Revenues in the Valuation and Appraisal segment are primarily comprised of fees for valuation and appraisal services. Revenues are recognized upon the delivery of the completed services to the related customers and collection of the fee is reasonably assured. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs which totaled $2,396, $1,961 and $1,882 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Commission and fees earned on the sale of goods at auction and liquidation sales are recognized when evidence of an arrangement exists, the sales price has been determined, title has passed to the buyer and the buyer has assumed the risks of ownership, and collection is reasonably assured. The commission and fees earned for these services are included in revenues in the accompanying consolidated statement of operations. Under these types of arrangements, revenues also include contractual reimbursable costs which totaled $5,806, $8,652 and $14,080 for years ended December 31, 2009, 2008, and 2007, respectively.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

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

The Company also evaluates revenue from auction and liquidation contracts in accordance with the accounting guidance to determine whether to report auction and liquidation segment revenue on a gross or net basis. The Company has determined that it acts as an agent in a substantial majority of its auction and liquidation services contracts and therefore reports the auction and liquidation revenues on a net basis.

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

	Year Ended December 31,
	2009	2008	2007
Revenues	$35,994	$17,392	$2,267

Operating expenses
Direct costs of revenues	$—	$1,950	$1,713

(d) Direct Cost of Services

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

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

(e) Concentration of Risk

Revenues from two liquidation service contracts represented 19.6% and 11.3% of total revenues during the year ended December 31, 2009. Revenues from one liquidation service contract represented 11.2% of total revenues during the year ended December 31, 2008 and another liquidation service contract represented 12.2% of total revenues during the year ended December 31, 2007. Revenues in the Valuation and Appraisal segment and the Auction and Liquidation segment are primarily generated in the United States.

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

(f) Advertising Expense

The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $828, $793 and $862 for the years ended December 31, 2009, 2008, and 2007, respectively. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying consolidated statement of operations.

(g) Share-Based Compensation

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

(h) Income Taxes

As a result of the Acquisition, beginning on July 31, 2009, the Company’s results of operations are taxed as a C Corporation. Prior to the Acquisition, the Company’s operations were organized as a limited liability company, whereby the Company elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying consolidated financial statements for periods prior to July 31, 2009.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

This change in tax status to a taxable entity resulted in the recognition of deferred tax assets and liabilities based on the expected tax consequences of temporary differences between the book and tax basis of the Company’s assets and liabilities at the date of the Acquisition. This resulted in a net deferred tax benefit of $6,987 being recognized and included in the tax benefit for the year ended December 31, 2009. The tax benefit for the year ended December 31, 2009 also includes a tax benefit of $4,677 which was determined using an effective tax rate of 39.4% for the period from August 1, 2009 (the date on which the tax status changed to a C Corporation) to December 31, 2009.

The unaudited pro forma computation of income tax (benefit) included in the consolidated statements of operations, represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented. Pro forma taxes are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Actual rates and expenses could have differed had the Company actually been subject to U.S. federal and state income taxes for all periods presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented.

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

The Company adopted the provisions of the new accounting guidance for accounting for uncertainty in income taxes on January 1, 2009. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

(i) Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(j) Restricted Cash

The Company maintains deposits in accounts under the control of a financial institution as collateral for letters of credit relating to liquidation engagements in connection with the $75,000 credit facility described in Note 10(a). As of December 31, 2009 and 2008, the cash collateral for letters of credit and success fees was $459 and $3,518, respectively. In addition, the Company also had a compensating balance arrangement for a lease in the form of a certificate of deposit in the amount of $135 at December 31, 2008 which is included in restricted cash.

(k) Accounts Receivable

Accounts receivable represents amounts due from the Company’s valuation and appraisal customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company’s bad debt expense totaled $18, $109, and $44 for the years ended December 31, 2009, 2008, and 2007, respectively. Bad debt expense is included as a component of selling, general and administrative expenses in the accompanying consolidated statement of operations.

(l) Advances Against Customer Contracts

Advances against customer contracts represent advances of contractually reimbursable expenses incurred prior to, and during the term of the liquidation services contract. These advances are charged to expense in the period that revenue is recognized under the contract.

(m) Goods Held for Sale or Auction

Goods held for sale or auction are stated at the lower of cost, determined by the specific-identification method, or market.

(n) Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Property and equipment under capital leases are stated at the present value of minimum lease payments.

(o) Goodwill and Other Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with the accounting guidance which requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill includes (i) the excess of the purchase price over the fair value of net assets acquired in a business combination described in Note 8 and (ii) an increase for the subsequent acquisition of noncontrolling interests during the year ended December 31, 2007 (also see Note 8). The Codification requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment). Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. The Company operates two reporting units, which are the same as its reporting segments described in Note 20. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

The Company reviewed its reporting units for possible goodwill impairment by comparing the fair values of each of the reporting units to the carrying value of their respective net assets. If the fair values exceed the carrying values of the net assets, no goodwill impairment is deemed to exist. If the fair values of the reporting

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

units do not exceed the carrying values of the net assets, goodwill is tested for impairment and written down to its implied value if it is determined to be impaired. Based on a review of the fair value of the reporting units, no impairment is deemed to exist as of December 31, 2009.

In accordance with the Codification, the Company reviews the carrying value of its amortizable intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. No impairment was deemed to exist as of December 31, 2009.

(p) Discontinued Operations

In accordance with the accounting guidance discontinued operations represent a component of an entity that has either been disposed of, or is classified as held for sale, if both the operations and cash flows of the component have been, or will be, eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The Company classifies a component of the business as held for sale when certain criteria are met. At such time, the respective assets and liabilities are presented separately on the consolidated balance sheets and depreciation is no longer recognized. Assets held for sale are reported at the lower of their carrying amount or their estimated fair value less the estimated costs to sell the assets and included in assets of discontinued operations in the accompanying consolidated balance sheet.

(q) Fair Value Measurements

On January 1, 2008, the Company adopted the new accounting guidance for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Codification defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Codification also establishes a framework for measuring fair value and expands disclosures about fair value measurements. The new accounting guidance delayed the effective date for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until fiscal years beginning after November 15, 2008. In accordance with the new accounting guidance, the Company has not applied the new provisions to eligible assets and liabilities that have been recognized or disclosed at fair value for the year ended December 31, 2008, specifically to fair value measurements of the Company’s reporting units and nonfinancial assets and nonfinancial liabilities measured at fair value to determine the amount of goodwill impairment.

On January 1, 2009, the Company adopted the new accounting guidance and all other guidance related to fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

The Company records mandatorily redeemable noncontrolling interests that were issued after November 5, 2003 at fair value (see Note 16(b)) with fair value determined in accordance with the Codification. The following table below presents information about the Company’s mandatorily redeemable noncontrolling interests that are measured at fair value on a recurring basis as of December 31, 2009 and 2008 which are categorized using the three levels of fair value hierarchy. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following tables present information on the liabilities measured and recorded at fair value on a recurring basis as of December 31, 2009 and 2008.

		Financial Assets Measured at Fair Value on a Recurring Basis at December 31, 2009, Using
	Fair Value at December 31, 2009	Quoted prices in active markets for idential assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,361	$—	$—	$2,361

Total liabilities measured at fair value	$2,361	$—	$—	$2,361

		Financial Assets Measured at Fair Value on a
		Recurring Basis at
		December 31, 2008, Using
	Fair Value at December 31, 2008	Quoted prices in active markets for idential assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$1,820	$—	$—	$1,820

Total liabilities measured at fair value	$1,820	$—	$—	$1,820

The Company determined the fair value of mandatorily redeemable noncontrolling interests described above based on the issuance of similar interest for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports prepared by outside specialists.

The carrying amounts reported in the consolidated financial statements for cash, restricted cash, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturity of these instruments. The carrying amounts of the notes payable (including credit lines used to finance liquidation engagements), long-term debt and capital lease obligations approximate fair value because the contractual interest rates or effective yields of such instruments are consistent with current market rates of interest for instruments of comparable credit risk. The adoption of the new accounting guidance for fair value measurements did not have a material impact on the Company’s consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

(r) Recent Accounting Pronouncements

In December 2007, the FASB issued new accounting guidance related to business combinations, which replaced previous guidance on business combinations. The new guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The new guidance also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The new guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company adopted the new guidance effective January 1, 2009, as required. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued new accounting guidance for noncontrolling interests in consolidated financial statements. The new guidance changes the accounting and reporting for minority interests, resulting in recharacterization as noncontrolling interests and classification as a component of equity. Additionally, the new guidance results in the inclusion of the noncontrolling interest in consolidated net income. This new consolidation method significantly changes the accounting for transactions with minority interest holders. The new guidance is effective for fiscal years beginning after December 15, 2008. The Company adopted the new guidance effective January 1, 2009, as required. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued new accounting guidance regarding the determination of the useful life of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previous guidance. The new guidance is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company adopted the new guidance effective January 1, 2009, as required. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new accounting guidance regarding interim disclosures about fair value of financial instruments. The new guidance requires disclosures about fair value of financial instruments in interim and annual financial statements. The new guidance is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance for the quarter ended June 30, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance regarding accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This new guidance amends previous guidance regarding the initial recognition and measurement of contingencies acquired or assumed in a business combination. The new guidance requires recognition at fair value of such contingencies if the acquisition-date fair value can be determined during the measurement period. The new guidance became effective for the Company for contingent assets and liabilities arising from business combinations with acquisition dates on or after January 1, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new accounting guidance which provides additional guidance in accordance on fair value measurements when the volume and level of activity for the asset or liability has significantly decreased. The Company adopted this guidance for the quarter ended September 30, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

In June 2009, the FASB issued new guidance pertaining to Variable Interest Entities. The new guidance amends previous guidance to replace a quantitative analysis with a qualitative analysis of interests in variable interest entities for the purpose of determining the primary beneficiary of a variable interest entity. The new guidance also requires companies to more frequently assess whether they must consolidate a variable interest entity. The provisions of the new guidance will be effective on January 1, 2010. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements, however, management does not expect that the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-5, Measuring Liabilities at Fair Value. This ASU provides additional guidance in determining the fair value of liabilities particularly in circumstances where a quoted price in an active market for an identical liability is not readily available. It will be effective for the Company for the quarter ending December 31, 2009. Management does not expect the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

NOTE 4—DISCONTINUED OPERATIONS

In July 2008, management elected to close the Company’s furniture division. At that time, the Company met the conditions to classify the business as assets held for sale of discontinued operations. The assets held for sale consists of goods held for sale at a stated carrying value of $1,217 at December 31, 2008. The loss from discontinued operations in the accompanying consolidated statement of operations includes a charge to write down the assets to fair value less cost to sell of $474 and $832 during the years ended December 31, 2009 and 2008, respectively. The operations and assets held for sale of the furniture business are presented in assets of discontinued operations in the consolidated balance sheets and discontinued operations in the consolidated statements of operations for all periods presented.

The following amounts represent revenue and loss from discontinued operations:

	Year Ended December 31,
	2009	2008	2007
Revenues	$1,049	$5,885	$8,509
Loss from discontinued operations before income taxes	$(190)	$(2,069)	$(5,072)

NOTE 5—ACCOUNTS RECEIVABLE

The components of accounts receivable net include the following:

	December 31,
	2009	2008
Accounts receivable not subject to factoring agreement	$931	$1,538
Unbilled receivables	995	2,699
Amounts due from factor	720	548

Total accounts receivable	2,646	4,785
Allowance for doubtful accounts	(18)	(82)

Accounts receivable, net	$2,628	$4,703

Additions and changes to the allowance for doubtful accounts consists of the following:

	Year Ended December 31,
	2009	2008	2007
Balance, beginning of year	$82	$42	$23
Add: Additions to reserve	18	109	44
Less: Deductions and write-offs	(82)	(69)	(25)

Balance, end of year	$18	$82	$42

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

GAAV is a party to a factoring agreement, dated as of May 22, 2007 (the “Factoring Agreement”) with FCC LLC, d/b/a First Capital Western Region, LLC (the “Factor”). The Factoring Agreement, which provides for an initial term of two years and a one-year automatic extension unless GAAV provides written notice of termination to the Factor, will expire on May 22, 2010. The Factor, at its discretion, purchases on a nonrecourse basis, all of the GAAV’s customer receivables. The Factor is responsible for servicing the receivables. The Factor pays 90% of the net receivable invoice amount upon request by GAAV and retains the remaining 10% in a reserve. The Factor, at its discretion, may offset the reserve for amounts not collected or outstanding at the end of the term of the Factoring Agreement. GAAV may request releases from the reserve for any excess over a minimum balance set by the Factor. The Factor charges a factoring commission equal to 0.25% of the gross invoice amount of each account purchased, or five dollars per invoice, whichever is greater, with a minimum commission of $24 per year, prorated for the first year. The Factor also charges interest at prime plus 1% with a floor of 8% on the net uncollected outstanding balance of the receivables purchased. Effective December 1, 2009, the interest charge by the Factor was reduced to London Interbank Offered Rate (“LIBOR”) plus 4.5% on the net uncollected outstanding balance of the receivables purchased. One of the members of the GAAV personally guarantees up to a maximum of $500 plus interest and certain fees for accounts receivables sold pursuant to the Factoring Agreement.

The sale of the receivables is accounted for in accordance with the accounting guidance for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with the Codification, receivables are considered sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables, and the Company has surrendered control over the transferred receivables. Accounts receivable sold to the Factor were $14,183, $13,408, and $8,988 during the years ended December 31, 2009, 2008, and 2007, respectively. Factoring commissions and other fees based on advances were $171, $177, and $117 for the year ended December 31, 2009, 2008, and 2007, respectively. Factoring commissions and other fees are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

NOTE 6—GOODS HELD FOR SALE OR AUCTION

	December 31,
	2009	2008
Machinery and equipment	$13,129	$15,957
Aircraft parts and other	1,885	1,885

Total	$15,014	$17,842

The Company recorded a lower-of-cost or market adjustment related to certain goods held for sale or auction in the amount of $1,426, $560, and $443 during the years ended December 31, 2009, 2008, and 2007, respectively.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

NOTE 7—PROPERTY AND EQUIPMENT

	Estimated	December 31,
	Useful Lives	2009	2008
Leasehold improvements	Shorter of lease or estimated useful life	$123	$108
Machinery, equipment and computer software	3 years	1,037	1,048

Furniture and fixtures	5 years	817	689

Capital lease equipment	3 to 5 years	388	480

Total		2,365	2,325
Less: Accumulated depreciation and amortization		(954)	(1,238)

		$1,411	$1,087

Depreciations and amortization expense was $472, $241, and $192 during the years ended December 31, 2009, 2008, and 2007, respectively.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying value of goodwill by reporting segment is as follows:

	Auction and Liquidation	Valuation and Appraisal	Total
Balance, December 31, 2006	$1,975	$2,353	$4,328
Goodwill acquired during the period	—	1,360	1,360

Balance, December 31, 2007	$1,975	$3,713	$5,688

Goodwill of $1,975 in the Auction and Liquidation segment and $2,353 in the Valuation and Appraisal segment. is the result of the acquisition of Garcel, Inc. on July 1, 2005. Goodwill acquired during the year ended December 31, 2007 is the result of the purchase of noncontrolling interests from a member of GAAV in exchange for a $1,500 non-interest bearing note, which is more fully described in Note 11(c). The allocation of the purchase price in excess of the book value of the noncontrolling interest was recorded as goodwill. There have been no changes to the carrying amount of goodwill since December 31, 2007.

Other intangible assets with finite lives are being amortized over their estimated useful lives which range from 3.3 years for a favorable lease to 6 years for customer relationships. Amortization expense for the years ended December 31, 2009, 2008, and 2007 was $162, $192, and $198, respectively. At December 31, 2009, the estimated future amortization expense for each of the succeeding years is as follows: $162 for fiscal year 2010 and $80 for fiscal year 2011. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

Trademarks have been identified as an indefinite lived intangible asset and are presented with definite lived intangible assets as follows:

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$970	$728	$242
Trademarks	140	—	140

Total	$1,110	$728	$382

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$970	$566	$404
Trademarks	140	—	140

Total	$1,110	$566	$544

NOTE 9—LEASING ARRANGEMENTS

The gross carrying amount of machinery and equipment and related accumulated amortization recorded under capital leases and included in property and equipment were as follows:

	December 31,
	2009	2008
Machinery and equipment	$388	$480
Less: Accumulated depreciation and amortization	(135)	(91)

	$253	$389

Amortization expense for the assets under capital leases was $124, $34, and $13 for the year ended December 31, 2009, 2008, and 2007, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

The Company is obligated under capital leases covering equipment that expire at various dates through 2013. The Company also has several noncancelable operating leases that expire at various dates through 2013. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2009 are:

	Capital	Operating
	Leases	Leases
Year Ending December 31:
2010	$32	$1,355
2011	32	1,465
2012	31	1,425
2013	13	1,005
2014	—	189

Total minimum lease payments	108	$5,439

Less: Amount representing interest (at interest rate of 8.6%)	(14)

Present vale of net minimum capital lease payments	94
Less: Current installments of obligation under capital leases	(25)

Obligation under capital leases, excluding current installments	$69

Rent expense under all operating leases was $1,445, $1,259, and $649 for the year ended December 31, 2009, 2008, and 2007, respectively. Rent expense is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

NOTE 10—CREDIT FACILITIES

Credit facilities consists of the following arrangements:

(a) $75,000 Asset Based Credit Facility

On October 21, 2008, the Company entered into an asset based credit facility with a financial institution which expires on October 21, 2010. The credit facility provides credit advances and letter of credit obligations up to an aggregate of $75,000. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 3(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. Borrowings under the credit facility bear interest at a rate of 30 day LIBOR plus a margin of 2.25% to 3.25% (4.43% at December 31, 2008) and fees for letters of credit issued are 3.0% per annum. The credit facility also provides for success fees in the amount of 5% to 20% of the profits earned on the liquidation contract, if any, as defined in the credit facility. Interest expense totaled $5,784 (including success fees of $5,146) and $492 (including success fees of $182) for the year ended December 31, 2009 and 2008, respectively. There was no outstanding balance under this credit facility at December 31, 2009. The outstanding balance under this credit facility at December 31, 2008 was $24,899, all of which was comprised of outstanding letters of credit.

On August 27, 2009, the credit agreement governing this facility was amended to reflect the Company’s ownership of GAG, LLC after the consummation of the Acquisition and which, among other things, revised the definition of “Guarantor” to include the Company.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

(b) $100,000 Asset Based Credit Facility

The Company had an asset based credit facility with a financial institution which permitted credit advances and letter of credit obligations up to an aggregate of $100,000. Cash advances and the issuance of letters of credit under the credit facility were made at the lender’s discretion. The credit facility was secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit were issued and the assets that were sold at liquidation related to such contract. Borrowings under the credit facility bore interest at the Wall Street Journal Published Commercial Paper rate plus 3.25% (6.43% at December 31, 2008) and fees for letters of credit issued are 2.25% per annum. The credit facility also provided for success fees in the amount of 5% to 18% of the profits earned on the liquidation contract, if any, as defined in the credit facility. During the year ended December 31, 2008 and 2007, interest expense totaled $32 and $150, respectively, and there was no success fees paid under the credit facility in 2009 or 2008. There were no amounts outstanding under this credit facility at December 31, 2008. This credit facility matured on October 23, 2009 and has not been renewed.

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

NOTE 11—LONG-TERM DEBT

Long-term debt consists of the following arrangements:

	December 31,	December 31,
	2009	2008
$60,000 notes payable to each of the Great American Members and the Phantom Equityholders of GAG, LLC issued in connection with the Acquisition dated July 31, 2009	$55,617	$—
$6,707 note payable from acquisition of Garcel on July 1, 2005	—	3,985
$1,500 non-interest bearing note payable from the purchase of mandatorily redeemable noncontrolling interest in GAAV, maturing November 1, 2009 (imputed interest at 5.0% of $9 at December 31, 2008	—	291

Total long-term debt	55,617	4,276
Less current portion of long-term debt	11,123	291

Long-term debt, net of current portion	$44,494	$3,985

(a) $60,000 Notes Payable

On July 31, 2009, in connection with the Acquisition, the Company issued a note payable to the Contribution Consideration Recipients in the initial principal amount of $60,000. In connection with the closing of the Acquisition, an initial principal payment of $4,383 was made, thereby reducing the principal amount of the note to $55,617. On August 28, 2009, the note was replaced with separate subordinated unsecured promissory notes issued in favor of each of the Contribution Consideration Recipients. The notes are payable in five equal annual principal payments in the aggregate amount of $11,123 which is due on the anniversary date of the note beginning on July 31, 2010 through July 31, 2014. Interest is payable quarterly in arrears beginning October 31, 2009 at 12% per annum. Interest expense was $2,775 for the year ended December 31, 2009.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

(b) $6,707 Note Payable

On July 1, 2005, the Company entered into a secured promissory note in the principal amount of $6,707 payable to the seller of Garcel, Inc (see Note 8). The note payable requires interest only monthly payments at Well Fargo Bank’s prime rate (3.25% at both June 30, 2009 and December 31, 2008). Pursuant to the terms of the Purchase Agreement, the balance of the note payable was paid in full in connection with the consummation of the Acquisition. Interest expense was $67, $207, and $390 for the years ended December 31, 2009, 2008, and 2007, respectively.

(c) $1,500 Non-Interest Bearing Note Payable

On September 30, 2007, the Company purchased from one of the members of GAAV such member’s mandatorily redeemable noncontrolling interest in GAAV (6.9%) in exchange for a non-interest bearing note payable in the amount of $1,500 with imputed interest of $55 at 5.0% (see Note 8). The note payable required annual payments of $500 in 2007, $700 in 2008, and was paid in full with the final payment of $300 in 2009. Amortization of the discount on the note payable was $9, $32, and $14 for the years ended December 31, 2009, 2008, and 2007, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

NOTE 12—NOTE PAYABLE

On May 29, 2008, GAGEE entered into a credit agreement with Garrison Special Opportunities Fund LP, Gage Investment Group LLC (collectively, the “Lenders”) to finance the purchase of certain machinery and equipment to be sold at auction or liquidation. The principal amount of the loan was $12,000 and borrowings bore interest at a rate of 20% per annum. The loan is collateralized by the machinery and equipment which were purchased with the proceeds from the loan. GAGEE was required to make principal and interest payments from proceeds from the sale of the machinery and equipment. GAGEE is a special purpose entity created to purchase the machinery and equipment, whose assets consist only of the machinery and equipment in question and whose liabilities are limited to the Lenders’ note and certain operational expenses related to this transaction. GAG, LLC guaranteed GAGEE’s liabilities to the Lenders up to a maximum of $1,200. The original maturity date of the loan was May 29, 2009, however, GAGEE exercised its right to extend the maturity date for 120 days until September 26, 2009. A fee of $180 was paid in connection with the extension. On September 26, 2009, the note payable became due and payable. On October 8, 2009, GAGEE and GAG, LLC entered into a Forbearance Agreement effective as of September 27, 2009 (the “Forbearance Agreement”) with the Lenders and Garrison Loan Agency Services LLC (“Administrative Agent”), relating to the credit agreement, by and among GAGEE, as borrower, GAG, LLC, as guarantor, the Lenders and the Administrative Agent. Pursuant to the terms of the Forbearance Agreement, the Lenders agreed to forbear from exercising any of the remedies available to them under the credit agreement and the related security agreement until November 17, 2009, unless a forbearance default occurs, as specified in the Forbearance Agreement. Also, pursuant to the terms of the Forbearance Agreement, GAGEE agreed to hold an auction of the assets collateralizing GAGEE obligations under the credit agreement on or before November 3, 2009 and to use the sale proceeds to repay its obligations under the credit agreement. In connection with the execution of the Forbearance Agreement, GAG, LLC made a payment of $1,200 on October 9, 2009, in full satisfaction of its guaranty under the credit agreement which reduced the principal amount of borrowings and interest due under the credit agreement. Pursuant to the Forbearance Agreement, the Company held an auction of the assets collateralizing GAGEE’s obligation on November 3, 2009. The sale of the assets at auction was subject to meeting the reserve prices and approval by the Lenders, and the auction did not result in the sale of any of the assets. On December 31, 2009, GAGEE entered into an amendment to credit agreement (the “Amended Credit Agreement”) dated as of December 18, 2009 with Garrison Special Opportunities Fund LP and the Administrative Agent, whereby the Lender agreed to forebear from exercising any of the remedies available to them under the Forebearance Agreement and the related Security Agreement and to extend the maturity date of the Forebearance Agreement until November 18, 2010, unless a forbearance default occurs, as specified in the Amended Credit Agreement. Also pursuant to the terms of the Amended Credit Agreement, the interest rate has been reduced from 20% to 0% and the Lender has agreed to reimburse GAGEE for certain expenses from proceeds of the sale assets that collateralize the Amended Credit Agreement. GAGEE has no assets other than those collateralizing the loan. GAG, LLC has satisfied its obligation to pay the $1,200 guarantee and the credit agreement does not provide for other recourse against GAG, LLC. At December 31, 2009 and 2008, the aggregate principal balance of the note payable was $11,705 and $10,984, respectively. Interest expense in connection with this note payable was $2,070 and $1,379 for the years ended December 31, 2009 and 2008, respectively

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

NOTE 13—COMMITMENTS AND CONTINGENCIES

(a) Letters of Credit

The following letters of credit were outstanding at December 31, 2009 and 2008:

	December 31,
	2009	2008
Third party lenders (Notes 10 (a) and (b))	$—	$24,899
Related party lender (Note 19)	—	6,603
Other	—	135

Total letters of credit outstanding	$—	$31,637

(b) Guarantees on Liquidation Contracts in Progress

The Company will, in certain situations, guarantees a minimum level of proceeds from the sale of inventory or equipment in connection with the auction or liquidation engagements more fully described in Note 3(c). At December 31, 2009 and 2008, the amount of the aggregate guarantees were $0 and $7,555, respectively.

(c) Other Commitments

On September 26, 2008, the Company entered into a commitment to utilize a specific vendor for transportation services related to a liquidation services contract for certain industrial equipment. The remaining services to be performed at December 31, 2009 was $362.

(d) Legal Matters

The Company is subject to certain legal and other claims that arise in the ordinary course of its business. The Company does not believe that the results of these claims are likely to have a material effect on its consolidated financial position or results of operations.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

NOTE 14—INCOME TAXES

Prior to the Acquisition on July 31, 2009, the Company’s results of operations were taxed as a limited liability company, whereby the Company elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying consolidated financial statements for periods prior to July 31, 2009. As a result of the Acquisition, beginning on July 31, 2009, the Company’s results of operations are taxed as a C Corporation. The Company’s benefit for income taxes consists of the following for the year ended December 31, 2009:

Current:
Federal	$—
State	1

Total current provision	1
Deferred:
Federal	3,759
State	916
Change in tax status to C corporation	6,987

Total deferred	11,663

Total benefit for income taxes	$11,664

A reconciliation of the federal statutory rate of 34% for 2009 to the effective tax rate for income from continuing operations before income taxes is as follows:

Benefit for income taxes at federal statutory rate	(34.0)%
State income taxes, net of federal benefit	(5.4)
Effect of change in tax status to C corporation	(175.8)
Other	0.6

Effective income tax rate	(214.6)%

Deferred income tax assets (liabilities) consisted of the following:

December 31,
2009
Deferred tax assets:
Allowance for doubtful accounts	$7
Goods held for sale or auction	583
Deductible goodwill	695
Accrued liabilities	213
Mandatorily redeemable noncontrolling interests	667
Note payable to Phantom Equityholders	3,246
Share based payments	1,280
Net operating loss carryforward	5,075

Total gross deferred tax assets	11,766

Deferred tax liabilities:
Other intangible assets	(53)

Total gross deferred tax liabilities	(53)

Net deferred tax assets	$11,713

As of December 31, 2009, the Company had federal net operating loss carryforwards of $12,208 and state net operating loss carryforwards of $11,298. The Company’s federal net operating loss carryforwards will expire in the tax year ending December 31, 2029 and the state net operating loss carryforwards will expire in 2030.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2009, the Company believes that it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

On January 1, 2009, the Company adopted the accounting guidance for accounting for uncertainty in income taxes. This accounting guidance addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the accounting guidance, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize any additional liabilities for uncertain tax positions as a result of the implementation of this accounting guidance.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar year ended December 31, 2009. For periods prior to the Acquisition, the Company operated as a limited liability company which was taxed as a partnership. The Company and its subsidiaries’ state tax returns are also open to audit under similar statute of limitations for the same tax years. The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had no such accrued interest or penalties included in the accrued liabilities associated with unrecognized tax benefits as of the date of adoption.

NOTE 15—EARNINGS PER SHARE

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. The effect of the Acquisition has been given retroactive application in the earnings (loss) per share calculation (see Note 2, Basis of Presentation and Accounting Treatment of the Merger). The common stock issued and outstanding with respect to the pre-Acquisition stockholders of the Company has been included in the earnings (loss) per share calculation since the closing date of the Acquisition.

Basic and diluted earnings (loss) per share from continuing operations were calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2009	2008	2007
Income (loss) from continuing operations	$17,098	$2,332	$(5,235)

Weighted average shares outstanding:
Basic	17,786,686	10,560,000	8,934,644
Effect of dilutive potential common shares:
Restricted stock units and non-vested shares	144,030	—	—
Contingently issuable shares	733,333	—	—

Diluted	18,664,049	10,560,000	8,934,644

Basic earnings (loss) per share	$0.96	$0.22	$(0.59)
Diluted earnings (loss) per share	$0.92	$0.22	$(0.59)

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

NOTE 16—LIMITED LIABILITY COMPANY SUBSIDIARIES

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

The Company evaluated the classification of all of its limited liability company members’ ownership interests in accordance with the accounting guidance for financial instruments with characteristics of liabilities and equity. This guidance generally provides for the classification of members’ ownership interests that are subject to mandatory redemption obligations to be classified outside of equity. In accordance with this guidance, all members with a minority ownership interest in these subsidiaries are classified as liabilities and included in mandatorily redeemable noncontrolling interests in the accompanying consolidated balance sheet. Members of these subsidiaries with a minority ownership interest issued before November 5, 2003 are stated on a historical cost basis and members of the Company’s subsidiaries with a minority ownership interests issued on or after November 5, 2003 are stated at fair value at each balance sheet date. The Company deems such repurchase obligations, which are payable to members who are also employees of these subsidiaries, to be a compensatory benefit. Accordingly, the changes in the historical cost basis and the changes in the fair value of the respective members’ ownership interests (noncontrolling interests) are recorded as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations. The noncontrolling interests share of net income was $1,608, $603, and $1,232 for the years ended December 31, 2009, 2008 and 2007, respectively. The change in fair value for the year ended December 31, 2007 was $411 and there was no change in fair value for the year ended December 31, 2009 and 2008.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

NOTE 17—SHARE BASED PAYMENTS

(a) Grant of Membership Interests in Limited Liability Company Subsidiaries

The limited liability company operating agreement of GAAV was amended on January 1, 2008 to admit two additional members. Both such members were granted a 3% interest in the members’ equity of GAAV. The aggregate value of the grant of the membership interests totaled $1,440. The membership interests vest one-third on January 1, 2008, the date of grant, and one-third on January 1, 2010 and the remaining one-third on January 1, 2011. The membership interests were issued as employee share based payment awards that are being recognized over the requisite service periods. Share based compensation of $400 and $880 for the year ended December 31, 2009 and 2008, respectively, is included in selling, general and administrative expense in the accompanying consolidated statement of operations. At December 31, 2009, total unrecognized compensation expense related to the unvested portion of these grants amounted to $160 and is being recognized over the remaining service period through January 1, 2011.

The Company determined the fair value of the share based payment awards described above based on issuances of similar member interests for cash and references to industry comparables. The Company also relied, in part, on information obtained from appraisal reports prepared by outside specialists.

(b) Non-Vested Stock Activity

In connection with the Acquisition, the Company granted 1,440,000 shares of non-vested common stock to the Phantom Equityholders. These shares are issuable in accordance with the following vesting schedule: 50% on January 31, 2010, 25% on July 31, 2010 and the remaining 25% on January 31, 2011. Share based compensation for the non-vested stock awards of $2,958 for the year ended December 31, 2009 is included in selling, general and administrative expense in the accompanying consolidated statement of operations. The corresponding income tax benefit recognized in the consolidated statement of operations was $1,165 for the year ended December 31, 2009.

At December 31, 2009, there was $4,141 of unrecognized share based compensation expense related to these non-vested shares, which will be recognized over the remaining vesting period of 1.1 years. The Company’s non-vested stock activity for the year ended December 31, 2009 is summarized in the following table:

	Shares	Weighted Average Fair Value Per Share
Outstanding at December 31, 2008	—	$—
Granted	1,440,000	$4.93
Vested	—	$—
Forfeited/Cancelled	—	$—

Outstanding at December 31, 2009	1,440,000	$4.93

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

(c) Restricted Stock Unit Activity

On August 25, 2009, each of the non-employee directors then serving on the Company’s Board of Directors were awarded 8,113 restricted stock units in connection with their initial grant of $40 and 10,142 restricted stock units in connection with their annual grant of $50. Such restricted stock units are subject to a one-year vesting period that commenced on July 31, 2009. The restricted stock units had a grant date fair value of $4.93 per share. The total number of restricted stock units granted was 73,020 for a total value of $360. Share based compensation for the restricted stock units of $150 for the year ended December 31, 2009 is included in selling, general and administrative expense in the accompanying consolidated statement of operations. At December 31, 2009, there was $210 of unrecognized share based compensation expense related to these restricted stock units, which will be recognized over the remaining vesting period of 0.6 years.

(d) Great American Group, Inc. Amended and Restated 2009 Stock Incentive Plan

In connection with the consummation of the Acquisition, the Company assumed the AAMAC 2009 Stock Incentive Plan which was approved by the AAMAC stockholders on July 31, 2009 (as assumed, the “Incentive Plan”). In accordance with Section 13(a) of the Incentive Plan, in connection with the Company’s assumption of the Incentive Plan, the Board of Directors adjusted the maximum number of shares that may be delivered under the Incentive Plan to 15,644,000 to account for the two-for-one exchange ratio of Company common stock for AAMAC common stock in the Acquisition. On August 19, 2009, the Board of Directors approved an amendment and restatement of the Incentive Plan which adjusted the number of shares of the Company reserved for issuance thereunder to 7,822,000. As of December 31, 2009, there were no shares issued under the Incentive Plan.

(e) Other Stock Awards

On August 19, 2009, the Board of Directors approved the issuance of an aggregate of 115,852 shares of restricted stock to three investment banks that provided investment banking services in connection with the Acquisition. The shares were granted as partial payment for fees incurred in connection with the Acquisition and is included in the consolidated statement of shareholders’ equity (deficit) for the year ended December 31, 2009.

NOTE 18—EMPLOYEE COMPENSATION ARRANGEMENTS

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

The Company recognized a liability and a charge to equity (deferred compensation) of $3,197 at July 16, 2007, for the guaranteed payments due to the officers. Compensation expense, which is recognized over the three year term of the employment agreements, totaled $621, $1,066, and $488 during the years ended December 31, 2009, 2008, and 2007, respectively. These amounts have been recorded in selling, general and administrative expenses in the accompanying consolidated statement of operations. The remaining balance of the liability for the employment agreements is included in accrued compensation plans and a charge to equity (deferred compensation) in the accompanying consolidated balance sheet in the amount of $1,643 as of December 31, 2008. In connection with the Acquisition, these employment agreements were terminated and the officers entered into new employment agreements with the Company (see Note 18(d)). Accordingly, the liability of $1,022 as of July 31, 2009 was discharged and reflected in the accompanying consolidated financial statements of the Company as a decrease to accrued compensation plans and an increase in shareholders’ equity - deferred compensation arrangements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

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

No additional awards have been granted since the inception of the Plan and 1,000 units of the initial grant have been forfeited, 500 of which were forfeited during the year ended December 31, 2008. At December 31, 2008, a total of 6,400 units were outstanding under the Plan. As the awards vested upon grant, the Company recognized a liability based upon the number of units outstanding and the increase in book value from the grant date. Compensation expense (benefit) in connection with the deferred compensation plan was $4,005, $401, and $4,894 during the years ended December 31, 2009, 2008, and 2007, respectively. These compensation charges are included in selling, general and administrative expenses in the accompanying consolidated statement of operations. At December 31, 2008, the liability under the Plan was $5,295 and is included in accrued compensation plans in the accompanying consolidated balance sheet. The Plan participants (the Phantom Equityholders) entered into amendment and release agreements in connection with the consummation of the Acquisition, pursuant to which each participants received payment in the form of a note payable. The initial aggregate principal amount of the notes payable was $9,300.

(c) Employee Benefit Plan

The Company maintains a qualified defined contribution 401(k) plan, which covers substantially all of its U.S. employees. Under the plan, participants are entitled to make pre-tax contributions up to the annual maximums established by the Internal Revenue Service. The plan document permits annual discretionary contributions from the Company. No employer contributions were made in any of the periods presented.

(d) Employment Agreements

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

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

NOTE 19—RELATED PARTY TRANSACTIONS

In October 2008, the Company entered into a $30,530 asset based credit facility with an affiliate of one of the Company’s members for a single liquidation contract. The credit facility, as amended, provided financing in the form of a term loan in the amount of $23,927 and letters of credit in the amount of $6,603. Borrowings under the credit facility and fees for the letters of credit bore interest at a rate of 11.0% per annum. The credit facility also required the Company to pay a success fee in the amount of 25.0% of the profits earned on the liquidation contract, if any, as defined in the credit facility. The term loan had a maturity date of January 20, 2009 and the letters of credit had an expiration date of April 1, 2009. Borrowings under the term loan portion of the credit facility were repaid in full in December 2008. There were outstanding letters of credit of $7,041 at December 31, 2008. The letters of credit balances were subsequently reduced to $2,448 in January 2009 until expiration in April 2009. During the years ended December 31, 2009 and 2008, interest expense totaled $420 (including $325 for the success fee) and $1,872 (including $1,352 for the success fee), respectively. These amounts are reflected in interest expense in the accompanying consolidated statement of operations. The Company also provided valuation and appraisal services to an affiliate of one of the Company’s members and total revenues earned were $232 for the year ended December 31, 2008.

NOTE 20—BUSINESS SEGMENTS

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

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Year Ended December 31,
	2009	2008	2007
Auction and Liquidation reportable segment:
Revenues - Services and fees	$49,005	$31,676	$24,876
Revenues - Sale of goods	12,611	4,673	11,703

Total revenues	61,616	36,349	36,579
Direct cost of services	(7,839)	(12,872)	(17,514)
Cost of goods sold	(12,669)	(4,736)	(10,470)
Selling, general, and administrative expenses	(6,619)	(4,217)	(4,645)
Depreciation and amortization	(72)	(33)	(8)

Segment income	34,417	14,491	3,942

Valuation and Appraisal reportable segment:
Revenues	21,805	16,820	15,371
Direct cost of revenues	(9,652)	(7,723)	(7,293)
Selling, general, and administrative expenses	(7,851)	(7,310)	(4,719)
Depreciation and amortization	(166)	(101)	(93)

Segment income	4,136	1,686	3,266

Consolidated operating income from reportable segments	38,553	16,177	7,208
Corporate and other expenses	(21,035)	(10,035)	(11,855)
Interest income	32	158	393
Other income (expense)	(843)	95	56
Interest expense	(11,273)	(4,063)	(1,037)

Income (loss) from continuing operations before benefit for income taxes	5,434	2,332	(5,235)
Benefit for income taxes	11,664	—	—

Income (loss) from continuing operations	17,098	2,332	(5,235)
Loss from discontinued operations	(142)	(2,069)	(5,072)

Net income (loss)	$16,956	$263	$(10,307)

Capital expenditures:
Auction and Liquidation segment	$509	$347	$78
Valuation and Appraisal segment	319	250	95

Total	$828	$597	$173

	As of December 31,
	2009	2008
Total assets:
Auction and Liquidation segment	$73,516	$51,986
Valuation and Appraisal segment	5,157	3,845

Total	$78,673	$55,831

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

NOTE 21—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Total revenues	$41,888	$15,040	$15,036	$11,457
Operating income (loss)	20,694	3,946	(853)	(6,269)
Income (loss) from continuing operations before income taxes	14,786	2,679	(3,510)	(8,521)
Benefit for income taxes	—	—	7,610	4,054

Income (loss) from continuing operations	14,786	2,679	4,100	(4,467)
Loss from discontinued operations, net of tax	—	—	(67)	(75)

Net income (loss)	$14,786	$2,679	$4,033	$(4,542)

Earnings (loss) per share:
Basic	$1.40	$0.25	$0.18	$(0.16)

Diluted	$1.40	$0.25	$0.17	$(0.16)

Weighted average shares outstanding:
Basic	10,560,000	10,560,000	22,088,614	27,702,478
Diluted	10,560,000	10,560,000	23,472,774	27,702,478

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Total revenues	$12,421	$10,743	$8,579	$21,426
Operating income (loss)	(153)	1,311	(1,077)	6,061
Income (loss) from continuing operations before income taxes	(258)	1,035	(1,647)	3,202
Benefit for income taxes	—	—	—	—

Income (loss) from continuing operations	(258)	1,035	(1,647)	3,202
Loss from discontinued operations, net of tax	(89)	(134)	(65)	(1,781)

Net income (loss)	$(347)	$901	$(1,712)	$1,421

Earnings (loss) per share:
Basic	$(0.03)	$0.09	$(0.16)	$0.13

Diluted	$(0.03)	$0.09	$(0.16)	$0.13

Weighted average shares outstanding:
Basic	10,560,000	10,560,000	10,560,000	10,560,000
Diluted	10,560,000	10,560,000	10,560,000	10,560,000