Form 10-K/A
period 2009-12-31
Great American Group, Inc.
filed 2010-04-30
CIK 1464790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The number of shares outstanding of the registrant’s Common Stock as of April 21, 2010 was 30,318,705.

EXPLANATORY NOTE

The undersigned registrant hereby amends in its entirety Part III of its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as set forth in the pages attached hereto. This Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K and, other than the amendment described above, does not modify or update the disclosures in the original Annual Report on Form 10-K in any way.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

We have a classified board of directors (the “Board”) consisting of two Class I directors (Bryant R. Riley and Mark D. Klein), three Class II directors (Hugh J. Hilton, Michael J. Levitt and Harvey M. Yellen), and two Class III directors (Andrew Gumaer and Matthew J. Hart), who will serve until the annual meetings of stockholders to be held in 2010, 2011 and 2012, respectively, or until their respective successors are duly elected and qualified. The following table provides the name, age and position(s) of each of our directors as of April 30, 2010:

Name	Age	Committees
Class I Directors
Bryant R. Riley	43	None
Mark D. Klein	47	Compensation Committee, Corporate Governance Committee

Class II Directors
Hugh G. Hilton	58	Audit Committee, Compensation Committee*, Corporate Governance Committee
Michael J. Levitt	51	None
Harvey M. Yellen	63	None

Class III Directors
Andrew Gumaer	49	None
Matthew J. Hart	58	Audit Committee*, Compensation Committee, Corporate Governance Committee*

*	Chairman of the respective committee.

Bryant R. Riley has served as a director since August 2009. Mr. Riley has served as the Chairman and Chief Executive Officer of B. Riley & Co., LLC, a stock brokerage firm, since founding the firm in 1997. Mr. Riley also has served as the Chairman and Chief Executive Officer of Riley Investment Management, LLC, an investment management company, since founding the company in 2000. Mr. Riley serves on the boards of directors of Alliance Semiconductor Corp., DDI Corp., Trans World Entertainment Corp. and LCC International. He also served on the board of directors of Aldila, Inc. from 2003 to February 2010, Celeritek, Inc. from 2003 to 2007, Integrated Silicon Solutions, Inc. from 2006 to 2008, Mossimo, Inc. from 2005 to 2006, Silicon Storage Technology, Inc. from 2008 to 2009 and Transmeta Corporation from 2008 to 2009. From 1996 to 1997, Mr. Riley was an equity salesman with Dabney/Resnick Inc., a stock brokerage firm. From 1995 to 1996, Mr. Riley managed the institutional equity department of Gaines, Berland Inc., a stock brokerage firm. From 1993 to 1995, Mr. Riley co-managed the equity department of Dabney/Resnick Inc. In 1991, Mr. Riley co-founded Huberman Riley, a brokerage firm based in Dallas, Texas, and served as its President until 1993. From 1989 to 1991, Mr. Riley served in various positions with LH Friend, Weinress & Frankson, an Irvine, California based stock brokerage firm. Mr. Riley received his B.S. in Finance from Lehigh University. Mr. Riley’s experience and expertise in the investment banking industry provides our Board with valuable insight into the capital markets. Mr. Riley’s extensive experience serving on other public company boards provides important resource for our Board.

Mark D. Klein has served as a director since July 2009. Mr. Klein is a registered representative at Ladenburg Thalmann & Co. Inc. From February 2007 to July 2009, Mr. Klein served as the Chief Executive Officer, President and Director of Alternative Asset Management Corporation. From April 2007 until August 2008, Mr. Klein was the Chief Executive Officer of Hanover Group US LLC, an indirect U.S. subsidiary of the Hanover Group. Prior to joining Hanover in 2007, Mr. Klein was Chairman of Ladenburg Thalmann & Co., Inc. From March 2005 to

September 2006, he was Chief Executive Officer and President of Ladenburg Thalmann Financial Services, Inc., the parent of Ladenburg Thalmann & Co., Inc., and Chief Executive Officer of Ladenburg Thalmann Asset Management Inc., a subsidiary of Ladenburg Financial Services, Inc. Prior to joining Ladenburg Thalmann, from June 2000 to March 2005 Mr. Klein served as the Chief Executive Officer and President of NBGI Asset Management, Inc. and NBGI Securities, which were the U.S. subsidiaries of the National Bank of Greece, the largest financial institution in Greece. Prior to joining NBGI, Mr. Klein was President and Founder of Newbrook Capital Management. Prior to the formation of Newbrook Capital Management, Mr. Klein was a Senior Portfolio Manager for PaineWebber and Smith Barney Shearson. Prior to his affiliation with PaineWebber and Smith Barney Shearson, Mr. Klein managed investment accounts at Prudential Securities and managed firm capital at MKI Securities. Before entering the securities industry, Mr. Klein worked for two years at Arthur Young in its Entrepreneurial Services Group. Mr. Klein also served as a member of the board of directors of American Apparel, Inc. from December 2007 to October 2009. Mr. Klein is a graduate of J.L. Kellogg Graduate School of Management at Northwestern University, with a Masters of Management degree and also received a Bachelors of Business Administration degree with high distinction from Emory University. Mr. Klein’s experience and expertise in the financial services industry and as a member of other public company boards provides an important resource for our Board.

Hugh G. Hilton has served as a director since July 2009. Mr. Hilton has served as a Managing Director and National Practice Leader of Alvarez & Marsal Real Estate Group since March 2009 and co-founder and Chief Executive Officer of A&M Capital RE, an operating and principal investment arm for distressed real estate, since March 2009. Mr. Hilton has also served as Chief Executive Officer of Grand Sierra Resort, gaming resort property in Northern Nevada, since October 2008, prior to which he served as Chief Restructuring Officer beginning in August 2007. Since 2003, Mr. Hilton has also served as the Chief Executive Officer of Prandium, Inc., a California-based restaurant chain. Mr. Hilton’s prior business experience includes serving as a Vice President of BankAmerica Investment Real Estate, as President First Interstate Bancorp’s real estate fund advisory arm and President of HVK, Inc. Mr. Hilton holds a Bachelor of Science in business administration and a Master of Business Administration from the University of Michigan as well as a Juris Doctor from the University of Colorado. Mr. Hilton is a member of the American Bankruptcy Institute and the Colorado Bar Association. Mr. Hilton’s financial experience and expertise in the real estate industry is particularly relevant to the Board as we expand our current service offerings. He provides the Board with important insight into the real estate marketplace.

Michael J. Levitt has served as a director since July 2009. In 2001, Mr. Levitt is the Chairman, Chief Executive Officer and Founder of Stone Tower Capital LLC, an investment firm focused on focused on credit and credit-related assets. At December 31, 2009, Stone Tower managed, through its affiliates, approximately $40 billion in leveraged finance-related assets across various investment vehicles. Mr. Levitt also serves as Chief Executive Officer of Stone Tower Equity Partners LLC and Chief Executive Officer and Director of Everquest Financial Ltd. From March 2007 to July 2009, Mr. Levitt served as the Chairman of the Board of AAMAC. Mr. Levitt has spent his entire 25-year career managing or advising non-investment grade businesses and investing in non-investment grade assets. Previously, Mr. Levitt served as the managing partner of the New York office of Hicks, Muse, Tate & Furst Incorporated. Prior thereto, Mr. Levitt served as the co-head of the investment banking division of Smith Barney Inc. Mr. Levitt has a B.B.A. from the University of Michigan and a J.D. from the University of Michigan Law School. Mr. Levitt’s experience and expertise in the investment banking industry and understanding of credit and credit related assets provides our Board with valuable insight into the markets in which we operate.

Matthew J. Hart has served as a director since July 2009. Mr. Hart was President and Chief Operating Officer of Hilton Hotels Corporation, referred to herein as Hilton, from May 2004 until the buyout of Hilton by the Blackstone Group in October 2007. Mr. Hart also served as Executive Vice President and Chief Financial Officer of Hilton from 1996 to 2004. Prior to joining Hilton in 1996, Mr. Hart was Senior Vice President and Treasurer of The Walt Disney Company and was Executive Vice President and Chief Financial Officer for Host Marriot Corp. Mr. Hart received his Bachelor of Arts in Economics and Sociology from Vanderbilt University in 1974 and earned a Master of Business Administration in Finance and Marketing from Columbia University in 1976. Mr. Hart currently serves on the board of directors of US Airways Group, Air Lease Corporation, and is Chairman of Heal the Bay, a non-profit organization. Mr. Hart’s extensive experience and expertise with public companies is well suited for his role as the designated financial expert and chairman of our Audit Committee. He also brings extensive experience serving on other public company boards which provide important resources in his service on our Board.

Harvey M. Yellen has served as our Vice Chairman and President since July 2009. Prior to July 2009, Mr. Yellen was a co-founder of GAG, LLC, had served as GAG, LLC’s Chairman since June 2007 and previously served as GAG, LLC’s President from June 2006 to June 2007 and the President of The Pride Capital Group, LLC, predecessor in interest to GAG, LLC, from 2002 to May 2006. Mr. Yellen was also the Executive Vice President of Garcel, Inc. from 1994 to 2002. Prior to beginning his services at Garcel, Inc., Mr. Yellen held senior management positions at various retail companies, including: Allied Department Stores, Sieferts/Spurgeons and Fashion Crossroads. Mr. Yellen received his Bachelor of Science in Business from Louisiana State University in 1968. Mr. Yellen’s in depth knowledge of our business and operations, his experience in the retail industry, positions him well to serve as our Vice Chairman and President.

Andrew Gumaer has served as our Chief Executive Officer since July 2009. Prior to July 2009, Mr. Gumaer was a co-founder of GAG, LLC, had served as GAG, LLC’s Chief Executive Officer since May 2007 and previously served as GAG, LLC’s President from June 2006 to May 2007. Mr. Gumaer also currently serves as the Co-Chief Executive Officer of Great American Home Auctions, LLC. Prior to assuming his current responsibilities, Mr. Gumaer was the President of The Pride Capital Group, LLC, predecessor in interest to GAG, LLC, from 2002 to May 2006. Mr. Gumaer also served as the Senior Vice President of Garcel, Inc. from 1997 to 2002 and as a Senior Vice President with the investment banking firm Drexel Burnham Lambert prior to his service with Garcel, Inc. Mr. Gumaer is the brother-in-law of Mark Weitz our President, Wholesale and Industrial Services. Mr. Gumaer’s in depth knowledge of our business and operations, his experience in the investment banking industry, and leadership as GAG, LLC’s Chief Executive Officer and President since 2006 positions him well to serve as our Chief Executive Officer and a member of our Board.

Executive Officers

Executive officers are elected by our Board and serve at its discretion. Other than as described below, there are no family relationships between any director or executive officer and any other directors or executive officers. Set forth below is information regarding our executive officers as of April 30, 2010.

Name	Position	Age
Harvey M. Yellen	Vice Chairman and President	63
Andrew Gumaer	Chief Executive Officer	49
Paul S. Erickson	Executive Vice President, Chief Financial Officer	48
Scott K. Carpenter	Executive Vice President, Retail Services	54
Thomas E. Pabst	Chief Operating Officer	51
Lester M. Freidman	Managing Director, Great American Group Advisory and Valuation Services, LLC	50
Mark Weitz	President, Wholesale and Industrial Services	50
Mark Naughton	Senior Vice President and General Counsel	47
Howard E. Weitzman	Senior Vice President, Chief Accounting Officer	48

Mr. Gumaer’s biographical information is included with those of the other members of our Board.

Mr. Yellen’s biographical information is included with those of the other members of our Board.

Paul Erickson has served as our Executive Vice President, Chief Financial Officer since July 2009 and as GAG, LLC’s Executive Vice President, Chief Financial Officer since June 2006. Prior to assuming his current responsibilities, Mr. Erickson was the Chief Financial Officer of The Pride Capital Group, LLC, predecessor in interest to Great American, from 2001 to May 2006. Mr. Erickson also served as the Controller of Garcel, Inc. beginning in 1995 and was promoted to Chief Financial Officer in 1997. From 1992 to 1996, Mr. Erickson served as Chief Financial Officer of Joan Vass, Inc. and 1001, Inc., both retail and manufacturing companies. Mr. Erickson received his Bachelor of Science in Finance and Accounting from California State University—Northridge in 1986 and earned a Master of Science in Business Administration from the University of Phoenix in 1997.

Scott K. Carpenter has served as our Executive Vice President, Retail Services since July 2009 and as GAG, LLC’s Executive Vice President and Director of Operations, Retail Services since June 2006. Prior to assuming his current responsibilities, Mr. Carpenter was the Senior Vice President of Operations of The Pride Capital Group, LLC, predecessor in interest to Great American, from 2001 to May 2006 and the Vice President of Operations of Garcel, Inc. from 1997 to 2000. From 1995 to 1997, Mr. Carpenter was responsible for operations in 155 Office Depot stores in 17 states as Regional Operations Manager. Prior to his service with Office Depot, Mr. Carpenter served as a Buyer and as Director of Store Operations of Hechinger stores in both domestic and international operations from 1987 to 1995. Mr. Carpenter also previously worked for Booz, Allen and Hamilton and McDonnell Aircraft Company. Mr. Carpenter received his Bachelor of Science in Economics from George Mason University in 1978 and earned a Master of Arts from George Mason University in 1982.

Thomas E. Pabst has served as our Chief Operating Officer since July 2009 and served as GAG, LLC’s Chief Operating Officer from July 2007 through July 2009. Prior to assuming his current responsibilities, Mr. Pabst served as GAG, LLC’s Chief Administrative Officer from June 2006 to June 2007. Prior to his employment with Great American, Mr. Pabst served as the Chief Administrative Officer of The Pride Capital Group, LLC, predecessor in interest to Great American from 2001 to May 2005 and as a Vice President of Garcel, Inc. in 2000. Mr. Pabst was the Chief Financial Officer of Hilco Trading Co. from 1996 to 2000 and from 1995 to 1996, Mr. Pabst served as Chief Financial Officer for Harlem Furniture. Mr. Pabst received his Bachelor of Science in Accounting from the University of Illinois at Urbana-Champaign in 1980. During 2005 and 2006, Mr. Pabst was a board member of the Chicago Chapter of the Turnaround Management Association. In 2007, 2008 and 2009, he was the Vice President of Communications, Secretary and President elect, respectively, and is currently the President of the Chicago Chapter of the Turnaround Management Association and serves as a board member for the International Turnaround Management Association. Mr. Pabst previously worked as a licensed Certified Public Accountant at a public accounting firm.

Lester M. Friedman has served as the Managing Director of Great American Advisory and Valuation Services, LLC since April 2009 and previously served as the Chief Executive Officer of Great American Advisory and Valuation Services, LLC from 2002 to April 2009 and as the Chief Operating Officer from 2000 to 2002. Prior to assuming his current responsibilities, Mr. Friedman was the Chief Operating Officer of the Garcel, Inc. Appraisal Division from 1996 to 2000 and the Chief Financial Officer of Garcel, Inc. from 1994 to 1996. Mr. Friedman was also the Controller and Director of Inventory Appraisal and Valuations for Gordon Brothers Partners. Mr. Friedman received his Bachelor of Business Studies in Accounting from the University of Massachusetts—Amherst in 1982 and was a Certified Public Accountant licensed in Massachusetts from 1982 to 1990 while he worked for Laventhol Horwath.

Mark Weitz has served as the President of our Wholesale and Industrial Services division since July 2009 and as GAG, LLC’s President, Wholesale and Industrial Services division since June 2006. Prior to assuming his current responsibilities, Mr. Weitz was the President, Wholesale and Industrial Services division of The Pride Capital Group, LLC, predecessor in interest to Great American, from 2001 to May 2006. Mr. Weitz also served as the President of the Wholesale and Industrial Services division of Garcel, Inc. from 1998 to 2000. Mr. Weitz attended the University of Washington and the University of California Los Angeles. Mr. Weitz also attended the Missouri Auction School in 1982 and has been a licensed auctioneer since such time. Mr. Weitz is the brother-in-law of Mr. Gumaer.

Mark P. Naughton has served as our Senior Vice President and General Counsel since July 2009, as Secretary since August 2009 and as GAG, LLC’s Senior Vice President and General Counsel since June 2006. Prior to assuming his current responsibilities, Mr. Naughton was the Vice President and General Counsel of The Pride Capital Group, LLC from May 2003 to May 2006 when The Pride Capital Group, LLC merged into Great American. Prior to joining Great American, Mr. Naughton was a partner in the Chicago office of Piper Rudnick (n/k/a DLA Piper Rudnick Gray Cary) from 1993 to May 2003 and was an associate from 1987 to 1993. Mr. Naughton received his Bachelor of Arts in History and Political Science from Marquette University in 1984 and earned a J.D. from Northwestern University in 1987.

Howard E. Weitzman has served as Senior Vice President, Chief Accounting Officer of GAG, Inc. since December 2009. Prior to December 2009, Mr. Weitzman worked as a consultant from November 2008 assisting clients with financial reporting, internal controls, and compliance with Section 404 of the Sarbanes Oxley Act of 2002, including consulting for the Company from April 2009 on various accounting and financial reporting matters in connection with the Company’s transaction with AAMAC. From December 2006 to October 2008,

Mr. Weitzman served as a Senior Manager in the SEC Services Group in the audit practice at Moss Adams, LLP. Mr. Weitzman also spent 12 years in public accounting at two “Big 4” accounting firms, most recently from 2003 to October 2005 as a Senior Manager in the financial services audit practice of Deloitte & Touche, LLP. Mr. Weitzman also held various senior financial management positions, including from 1994 to 2003, with Banner Holdings, Inc. as the Chief Financial Officer of Central Financial Acceptance Corporation and Controller and Principal Accounting Officer of Central Rents, Inc. Mr. Weitzman also served as a Senior Vice President and Chief Financial Officer of Peoples Choice Financial Corporation from October 2005 to October 2006. Mr. Weitzman received a B.S. in Accounting from California State University, Northridge and is a California licensed Certified Public Accountant.

Committees of the Board of Directors

Our Board currently has three standing committees to facilitate and assist the Board in the execution of its responsibilities: the Audit Committee, the Compensation Committee and the Corporate Governance Committee.

Audit Committee

Our Audit Committee is composed of Messrs. Matthew J. Hart (Chairperson) and Hugh G. Hilton. Our Board has affirmatively determined that each member of the Audit Committee is independent under Nasdaq Marketplace Rule 5605(a)(2), and meets all other qualifications under Nasdaq Marketplace Rule 5605(e) and the applicable rules of the Securities and Exchange Commission. Our Board has also affirmatively determined that Matthew J. Hart qualifies as an “audit committee financial expert” as such term is defined in Regulation S-K under the Securities Act of 1933. During 2009, the Audit Committee held three meetings.

The Audit Committee acts pursuant to a written charter, which is available for review on our website at www.greatamerican.com/governance.cfm. The responsibilities of the Audit Committee include overseeing, reviewing and evaluating our financial statements, accounting and financial reporting processes, internal control functions and the audits of our financial statements. The Audit Committee is also responsible for the appointment, compensation, retention, and as necessary, the termination of our independent auditors.

Compensation Committee

Our Compensation Committee is composed of Messrs. Hugh G. Hilton (Chairperson), Matthew J. Hart and Mark D. Klein. Our Board has affirmatively determined that each member of the Compensation Committee is independent as such term is defined under Nasdaq Marketplace Rule 5605(a)(2). During 2009, the Compensation Committee met one time and acted by unanimous written consent two times. Our Board has adopted a charter for the Compensation Committee which is available for review on our website at www.greatamerican.com/governance.cfm. The Compensation Committee reviews and makes recommendations to our Board concerning the compensation and benefits of our executive officers, including the Chief Executive Officer, and directors, oversees the administration of our stock option and employee benefits plans, and reviews general policy relating to compensation and benefits.

Corporate Governance Committee

Our Corporate Governance Committee is composed of Messrs. Matthew J. Hart (Chairperson), Hugh G. Hilton and Mark D. Klein. The Corporate Governance Committee evaluates and recommends to the Board nominees for each election of directors. The Corporate Governance Committee met one time in 2009. Our Board has adopted a charter for the Corporate Governance Committee and a copy of that charter is available for review on our website at www.greatamerican.com/governance.cfm. The responsibilities of the Corporate Governance Committee include making recommendations to the Board with respect to the nominations or elections of directors and providing oversight of our corporate governance policies and practices.

Section 16(a) Beneficial Ownership Reporting Compliance

Our directors, executive officers and stockholders were not subject to reporting obligations under Section 16(a) of the Exchange Act during our 2009 fiscal year.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. The Code of Business Conduct and Ethics is available for review on our website at www.greatamerican.com/governance.cfm, and is also available in print, without charge, to any stockholder who requests a copy by writing to us at Great American Group, Inc., 21860 Burbank Boulevard, Suite 300 South, Woodland Hills, California, 91367, Attention: Investor Relations. Each of our directors, employees and officers, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Corporate Controller, and all of our other principal executive officers, are required to comply with the Code of Business Conduct and Ethics. There have not been any waivers of the Code of Business Conduct and Ethics relating to any of our executive officers or directors in the past year.

Corporate Governance Documents

Our corporate governance documents, including the Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter and Code of Ethics, are available, free of charge, on our website at www.greatamerican.com/governance.cfm. Please note, however, that the information contained on the website is not incorporated by reference in, or considered part of, this Form 10-K. We will also provide copies of these documents, free of charge, to any stockholder upon written request to Great American Group, Inc., 21860 Burbank Boulevard, Suite 300 South, Woodland Hills, California, 91367, Attention: Investor Relations.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

The Company was formed in May 2009 and began operations on July 31, 2009, in connection with the consummation of the Acquisition. Our Compensation Committee (the “Committee”) is continuing to evaluate the executive compensation structures and systems that we will provide for our executive officers on an ongoing basis. This compensation discussion and analysis identifies the policies and philosophies of the Committee regarding executive compensation and the material elements of the compensation awarded to, earned by, or paid to each of our executive officers who served as a named executive officer from the closing of the Acquisition through the remainder of fiscal 2009. Our named executive officers for the 2009 fiscal year are: Andrew Gumaer, Chief Executive Officer; Harvey M. Yellen, Vice Chairman and President; Paul S. Erickson, Executive Vice President and Chief Financial Officer; Scott K. Carpenter, Executive Vice President, Retail Services; and Thomas E. Pabst, Chief Operating Officer.

Unique Circumstances Related to the Acquisition

Our named executive officers have been employed by us since July 31, 2009. Prior to that date, each named executive officer had a significant role in the management of Great American Group LLC (“GAG, LLC”). At the time of the Acquisition, Messrs. Gumaer and Yellen were the sole members of GAG, LLC and received consideration for the sale of their membership interests in the Acquisition. In addition, GAG, LLC maintained a deferred compensation plan that was terminated upon the consummation of the Acquisition on July 31, 2009 (the “GAG, LLC Phantom Stock Plan”), under which Messrs. Erickson, Carpenter, and Pabst had received grants. The GAG, LLC Phantom Stock Plan provided for significant payments in connection with a change in control of GAG, LLC. In July 2009, each of Messrs. Erickson, Carpenter and Pabst entered into an Amendment Agreement and Release with GAG, LLC, agreeing to reduce their respective pro rata shares of the total consideration received in the Acquisition. Pursuant to the terms of their individual Amendment Agreement and Releases and the Acquisition Agreement, Messrs. Erickson, Carpenter and Pabst are each entitled to receive: (i) certain cash payments; (ii) shares of restricted stock of the Company to be issued over an 18 month period, subject to their continued employment with us and an indemnification escrow; (iii) consideration in the form of a promissory note; and (iv) additional shares of the Company’s common stock to be issued contingent upon the Company having achieved certain financial targets in fiscal 2009, 2010 and 2011. Any consideration received by these executive officers under the terms of their respective Amendment Agreement and Releases following the closing of the Acquisition is reflected in the Company’s consolidated financial statements and executive compensation disclosure as deferred compensation. For additional discussion of the Acquisition, see Item 1 and Item 7 of this Form 10-K and Notes 2 and 17 of our Notes to Consolidated Financial Statements.

Effective on July 31, 2009, in connection with the closing of the Acquisition, the Company entered into employment agreements with Messrs. Yellen, Gumaer, Erickson and Carpenter. The terms of these employment agreements were negotiated in connection with the Acquisition and reflect the significant role each of our named executive officers played at GAG, LLC and the Board’s assessment of their continued importance to the Company’s future success.

Determination of Compensation Awards

The Committee expects to perform an annual strategic review of our executive officers’ compensation to determine whether we provide adequate incentives and motivation to our executive officers and whether we adequately compensate our executive officers relative to comparable officers in other similarly situated companies. The Committee met one time from July 31, 2009 through December 31, 2009. The Committee meeting held for 2009 included, for all or a portion of the meeting, not only the Committee members but also our Vice Chairman, Chief Executive Officer and Chief Financial Officer. We expect these individuals to participate in all or a portion of future meetings of the Committee. During 2009, compensation decisions made in connection with the Acquisition, including the terms of employment agreements and arrangements with our named executives, were made by the full Board in connection with its approval of the Acquisition and related transactions. In the future, the Committee expects to consider recommendations from the Vice Chairman and Chief Executive Officer when making compensation decisions relating to executive officers other than the Vice Chairman and Chief Executive Officer.

When determining compensation for the Vice Chairman and Chief Executive Officer, the Committee expects to take into account, but not rely solely upon, the recommendations of the Vice Chairman and Chief Executive Officer. Following a review of such recommendations, the Committee expects to take such action regarding such compensation for the executive officers other than the Vice Chairman and Chief Executive Officer as it deems appropriate, including approving compensation in an amount the Committee deems reasonable. The Committee expects that compensation for the Vice Chairman and Chief Executive Officer will be determined by discussions among and action by the members of the Committee acting in consultation with the other independent members of the Board and market data obtained on behalf of the Committee. Neither the Company nor the Committee engaged a compensation consultant during fiscal 2009.

Elements of Executive Compensation

The Committee evaluates both performance and compensation of employees to ensure that we have the ability to attract and retain employees and that compensation provided to employees remains competitive relative to the compensation paid to similarly situated employees of peer companies. The Committee endeavors to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive. The principal elements of the current executive compensation program are base salary, annual incentive cash bonus awards, other benefits and perquisites and post-termination severance upon termination and/or a change in control.

The Committee provided our named executive officers with total compensation in 2009 reflecting a combination of a base salary commensurate with experience (taking into consideration the base salary applicable to each named executive officer as a former employee of GAG, LLC prior to the Acquisition), participation in the GAG, LLC Phantom Equity Plan and other consideration received in the Acquisition, the opportunity to earn incentive compensation through equity incentives and/or performance-based bonuses, and participation in a broad-based retirement plan for employees. The Committee designed our compensation plan to link individual rewards with our performance, as well as its subjective and qualitative assessment of the performance of each named executive officer.

In addition to providing our named executive officers with compensation opportunities based upon their personal performance, our financial performance, and their individual contributions to that performance, the Committee generally undertook to provide our named executive officers with total compensation that was competitive enough to retain highly skilled individuals. The Committee recognizes that we are engaged in a very competitive industry, and our success depends upon our ability to attract and retain qualified executives through the competitive compensation packages we offer to such individuals. In addition, the Committee believes that continuity of management following the Acquisition is very important to our ongoing success.

The material components of compensation for our named executive officers for 2009, as well as the specific principles and purpose of each component, are set forth below. The Compensation Committee believes that these components of compensation were necessary and appropriate in order to attract and retain qualified executives, and to ensure continuity of the Company’s business following the Acquisition.

Base Salary. In general, we provide base salary as fixed compensation for services rendered in the position that the named executive officer serves. In considering the appropriate base salary for each named executive officer, the Committee considers a variety of factors including each named executive officer’s qualifications and experience, his prior role at GAG, LLC and the significance of that role at the Company following the Acquisition, prior employment, industry knowledge, scope of responsibilities, and individual performance. For Messrs. Yellen, Gumaer, Erickson, and Carpenter, the base salary was paid in accordance with each of their respective employment agreements which became effective on the closing of the Acquisition. Base salaries for executive officers without employment agreements are generally set when the named executive officer begins employment, and the Committee expects to consider such base salaries on an annual basis. Base salary is intended to provide competitive and fair compensation for job performance. Following the Acquisition, Mr. Pabst received the same annual base salary from the Company as he had been receiving from GAG, LLC prior to the Acquisition.

The employment agreements entered into with Messrs. Yellen, Gumaer, Erickson, and Carpenter provide that their base salaries shall be increased on each anniversary of the effective date of the agreement, or July 31, 2009, by an amount determined by us, but in no event will the increase be less than 5%.

Cash-Based Incentive Awards. We believe a cash-based incentive compensation program is important in order to focus our management on, and reward our executives for, achieving key company and personal objectives. For 2009, the Committee adopted a cash-based incentive program that determined executive cash awards by reference to our financial results, based on the overall financial performance of the Company, the executives individual contribution to the Company’s operating performance, technical expertise, leadership and management skills over the performance period for fiscal 2009. The Committee determined that senior management as a group would be eligible to receive cash awards out of a bonus pool representing approximately 10% of the Company’s adjusted earnings before interest, depreciation and amortization. This bonus pool was then divided among members of senior management, including Messrs. Erickson, Carpenter and Pabst. The Committee and Messrs. Yellen and Gumaer determined that Messrs. Yellen and Gumaer would not receive a cash-based incentive award for fiscal 2009, given the consideration received for the sale of their membership interests in the Acquisition. The Committee provided the Vice Chairman and Chief Executive Officer with discretion to determine the appropriate relative percentage of the bonus pool to be allocated to each member of senior management, based on personal performance and relative base salary of each executive. For 2009, Mr. Erickson received a cash award of $265,000, Mr. Carpenter received $500,000 and Mr. Pabst received $280,000.

With respect to annual bonuses for 2010 and subsequent years, it is anticipated that each executive officer will have a defined target bonus and range of possible payouts, expressed as a percentage of salary. Likewise, the Committee expects to predefine a range of performance objectives that will be used to determine actual payouts at year end. A significant portion of the target bonus would be based on the financial results of the Company and, if appropriate, certain divisions of the Company, and may have a discretionary component or a component based on individual performance. The annual bonus program would be coupled with a long-term equity based incentive award to ensure that total compensation is competitive with market practices and reflective of Company performance. This arrangement is intended to be structured to qualify executive bonuses for an exemption from the limitations imposed by Internal Revenue Code section 162(m) and thereby to preserve their potential deductibility by the Company.

Equity-based Awards. The Committee has not made any equity-based awards to our employees, including named executive officers, under the 2009 Plan, given that all named executive officers and a number of our employees received significant equity interests in the Company in connection with the Acquisition in the form of cash, restricted stock, promissory notes and/or deferred compensation. However, the Committee is still considering the ongoing role of equity incentive awards as a significant incentive for our employees, including our named executive officers.

Executive Benefits and Perquisites. All of our executive officers are eligible to participate in our employee benefit plans, including medical, dental, life insurance and 401(k) plans. These plans are available to all benefit eligible employees on an equal basis. In addition, we provide our named executive officers with a car allowance.

Change in Control and Severance Benefits. Pursuant to employment agreements with Messrs. Yellen, Gumaer, Erickson and Carpenter, we provide these executive officers the opportunity to receive additional compensation and benefits in the event of their termination or a change in control. Severance and change in control provisions are summarized below in the section headed “Potential Payments upon Termination or Change in Control” below. We believe that our severance and change in control arrangements with our executive officers are reasonable and within the range offered by peer companies.

Tax Considerations

It is our policy generally to qualify compensation paid to executive officers for deductibility under Section 162(m) of the Internal Revenue Code. Section 162(m) generally prohibits the company from deducting the compensation of officers that exceeds $1,000,000 unless that compensation is based on the achievement of objective performance goals. We believe that our 2009 Equity Incentive Plans (the “2009 Plan”) is structured to qualify the stock options, restricted shares and stock unit awards issued thereunder as performance-based compensation and to maximize the tax deductibility of such awards. However, we may at our discretion pay compensation to our officers that is non-deductible.

COMPENSATION COMMITTEE REPORT(1)

The Compensation Committee reviews and approves our compensation programs on behalf of the Board. In fulfilling its oversight responsibilities, the Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Committee recommended to our Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Hugh G. Hilton, Chairperson

Matthew J. Hart

Mark D. Klein

(1) The material in this Compensation Committee report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, whether made before, on or after the date hereof and irrespective of any general incorporation language in any such filing.

Summary Compensation Table

We were formed in May 2009 and began operations on July 31, 2009 in connection with the Acquisition. The following table shows information concerning the annual compensation for services provided to us by our named executive officers from July 31, 2009, the date of the Acquisition, through December 31, 2009.

Name and Principal Position (1)	Year ($)	Salary ($)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($) (3)	All Other Compensation ($) (4)	Total Compensation ($)
Harvey M. Yellen	2009	253,846	—	—	—	—	—	14,257	268,103
Vice Chairman and President

Andrew Gumaer	2009	253,846	—	—	—	—	—	16,090	269,936
Chief Executive Officer

Paul S. Erickson	2009	117,500	—	1,335,014	—	265,000	57,628	12,090	1,787,232
Executive Vice President, Chief Financial Officer

Scott K. Carpenter	2009	87,597	—	1,349,474	—	500,000	61,018	12,090	2,010,179
Executive Vice President, Retail Services

Thomas E. Pabst	2009	86,539	—	1,325,376	—	280,000	55,933	10,640	1,758,488
Chief Operating Officer

(1)	The table above summarizes the total compensation earned by each of our named executive officers for the period from July 31, 2009 (the date of the Acquisition) to December 31, 2009.
(2)

The amounts listed in this column reflects the fair value of certain contractual rights to receive restricted stock in accordance with the Acquisition and the individual Amendment Agreement and Releases entered into with such executive on July 31, 2009. The grant date fair value of the restricted stock was $4.93 per share (the closing price of AAMAC’s common stock on July 31, 2009 adjusted for the 2 for 1 exchange ratio in accordance with the Acquisition Agreement). The fair value was determined in accordance with Financial Accounting Standards Codification Topic 718, Share–Based Payments, or FASB ASC 718. The actual number of shares received by each individual may vary based on provisions of the agreements that provide that participants relative percentage of the total closing stock consideration may increase if other eligible participants terminate their employment prior to the vesting of their right to receive the shares of common stock. In addition, each of Messrs. Erickson, Carpenter and Pabst are eligible to receive shares of restricted stock upon achievement of certain performance conditions. In accordance with FASB ASC 718, the fair value of such contractual rights is $0. See Item 7 to this Form 10-K and Note 17 to our Consolidated Financial Statements for additional discussion.

(3)

The amounts listed in this column includes nonqualified deferred compensation earnings which represents the above market earnings on the deferred compensation from the GAG, LLC Phantom Stock Plan. Earnings are for the period from July 31, 2009 (the date of the Acquisition) to December 31, 2009. Above market earnings is the amount earned at 12.0% that exceeds 120% of the applicable federal tax long-term rate.

(4)	The amounts listed in this column includes other compensation detailed in the following table:

Name	Auto Allowance ($)	Company-Paid Medical/Dental ($)	Life and Disability ($)	Total ($)
Harvey M. Yellen	10,000	3,625	632	14,257
Andrew Gumaer	10,000	5,458	632	16,090
Paul S. Erickson	6,000	5,458	632	12,090
Scott K. Carpenter	6,000	5,458	632	12,090
Thomas E. Pabst	4,550	5,458	632	10,640

Grants of Plan-Based Awards

The following table provides information with regard to (i) potential cash bonuses paid or payable for the 2009 fiscal year under our performance-based non-equity incentive plan and (ii) rights to acquire shares of our common stock pursuant to the terms of the Acquisition Agreement and individual Amendment Agreement and Releases entered into with former participants in the GAG, LLC Phantom Equity Plan. For additional discussion of the Acquisition and the rights of the former Phantom Equityholders in the Acquisition, see Item 1 and Item 7 of this Form 10-K, Notes 2 and 17 of our Notes to Consolidated Financial Statements and “Certain Relationships and Related Party Transactions—Phantom Equityholder Amendment Agreements and Releases” below.

Name	Grant date	Estimated possible payouts under non-equity incentive plan awards (1)			Estimated future payouts under equity incentive plan awards (2)			All other stock awards: Number of shares of stock or units (3) (#)	Grant date fair value of stock and option awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(l)
Harvey M. Yellen		—	—	—	—	—	—	—	—
Andrew Gumaer		—	—	—	—	—	—	—	—
Paul S. Erickson	7/31/09	—	—	—	—	—	—	270,794	1,335,014
	7/31/09	—	—	—	—	128,507	—	—	0	(4)
		—	265,000	—	—	—	—	—	—
Scott K. Carpenter	7/31/09	—	—	—	—	—	—	273,727	1,349,474
	7/31/09	—	—	—	—	129,107	—	—	0	(4)
		—	500,000	—	—	—	—	—	—
Thomas E. Pabst	7/31/09	—	—	—	—	—	—	268,839	1,325,376
	7/31/09	—	—	—	—	128,507	—	—	0	(4)
		—	280,000	—	—	—	—	—	—

(1)

Represents the estimated possible payouts under the 2009 cash incentive plan, as described in the above Compensation Discussion & Analysis. The actual amounts received are reported in the Summary Compensation Table under the column entitled “Non-Equity Incentive Plan Compensation.”

(2)

Represents certain contractual rights to receive shares of restricted stock upon achievement of certain performance conditions (the “Contingent Stock Consideration”) in accordance with the Acquisition Agreement and the individual Amendment Agreement and Releases entered into with such executive officer in connection with the Acquisition. See Item 7 of this Form 10-K and Note 2 to our Consolidated Financial Statements for additional discussion.

(3)

Represents certain contractual rights to receive shares of restricted stock in accordance with the Acquisition Agreement and the individual Amendment Agreement and Releases entered into with such executive officer in connection with the Acquisition. The actual number of shares received by each executive could increase as a result of provisions in these agreements which provide that each former participant in the GAG, LLC Phantom Equity Plan’s relative percentage of the Closing Stock Consideration may increase if other eligible participants terminate their employment with us prior to the vesting of their right to receive such shares of common stock.

(4)

Represents the value on the grant date of rights to receive performance-based Contingent Stock Consideration issued in the Acquisition based upon the probable outcome of such conditions, consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under FASB ASC Topic 718, excluding the effect of estimated forfeitures.

Outstanding Equity Awards at December 31, 2009

The following table summarizes the number of securities underlying outstanding equity awards for each named executive officer as of December 31, 2009.

Name	Stock Awards (1)
	Number of Shares or Units of Stock That Have Not Vested (2)	Market Value of Shares or Units of Stock That Have Not Vested (2)
Andrew Gumaer	—	—
Harvey M. Yellen	—	—
Paul S. Erickson	270,794	$1,001,938
Scott Carpenter	273,727	$1,012,790
Thomas E. Pabst	268,839	$994,704

(1)

Represents contractual right to receive restricted stock pursuant to the terms of the Acquisition and the individual Amended Agreement and Releases entered into with such executives, including Contingent Stock Consideration. The restricted shares of stock vests 50% on January 31, 2010; 25% on July 31, 2010; and the remaining 25% on January 31, 2011.

(2)

The number of shares represents unvested contractual rights to receive restricted stock and the value of the performance based contingent shares that are issuable if we achieve certain financial targets for the fiscal years ending in 2009, 2010 and 2011 have been valued at zero in accordance with FASB ASC 718. The market value of shares of stock that have not yet vested was determined based on the closing price of our common stock of $3.70 on December 31, 2009.

Option Exercises and Stock Vested

None of our named executive officers had any stock options that were exercised or restricted stock that vested during the fiscal year ended December 31, 2009.

Non-Qualified Deferred Compensation

The following table provides information on the nonqualified deferred compensation of the named executives in 2009.

Name	Executive Contributions in Last FY ($)	Company Contributions in Last FY ($)	Aggregate Withdrawls in Last FY ($)	Aggregate Earnings in Last FY ($) (1)	Aggregate Balance at Last FY ($) (2)
Harvey M. Yellen	—	—	—	—	—
Andrew Gumaer	—	—	—	—	—
Paul S. Erickson	—	—	171,462	78,619	1,731,345
Scott K. Carpenter	—	—	181,549	83,244	1,833,189
Thomas E. Pabst	—	—	166,419	76,307	1,680,423

(1)

Represents the change in value of fully vested shares awarded in 2002 under the GAG, LLC Phantom Stock Plan for the period January 1, 2009 to July 31, 2009 (the date of the Acquisition) and the earnings on the deferred compensation plan for the period from the Acquisition on July 31, 2009 to December 31, 2009.

(2)

Represents the aggregate value of the fully vested shares awarded in 2002 under the GAG, LLC Phantom Stock Plan pursuant to the terms of the terms of the Amendment Agreement and Release with with Messrs. Erickson, Carpenter and Pabst. The amount in the table above is represented by the note payable to the Phantom Equityholders and accrued interest on the notes payable at December 31, 2009.

The above table reflects certain amounts owing to the named executive officers pursuant to their participation in the GAG, LLC Phantom Equity Plan, as amended by an Amendment Agreement and Release with Messrs. Erickson, Carpenter and Pabst. Pursuant to the terms of their Amendment Agreement and Releases, each of Messrs. Erickson, Carpenter and Pabst is entitled to receive shares of our common stock on a deferred basis over a period of 18 months following July 31, 2009, the date of the Acquisition, such that 50% vested on January 31, 2010, 25% will vest on July 31, 2010 and 25% will vest on January 31, 2011. Vesting is subject to the recipient’s continued employment by us through the end of each vesting period. In addition, the executive officers are entitled to receive additional shares of our common stock if we achieve certain financial targets for the 2009, 2010 and 2011 fiscal years, again subject to the executive officers’ continued employment by us. See Note 18 to our Consolidated Financial Statements for the Fiscal Year Ended December 31, 2009.

Employment Agreements

On July 31, 2009, we entered into employment agreements with Messrs. Yellen, Gumaer, Erickson, and Carpenter. These agreements have no defined length of employment. Either party may terminate the employment relationship at any time, subject to possible severance payments as set forth below. The terms and conditions of those agreements are generally as follows:

Messrs. Yellen, Gumaer, Erickson, and Carpenter receive annual base salaries of $600,000, $600,000, $300,000, and $225,000, respectively. These base salaries are subject to annual increases of no less than five percent. The agreements also provide for the award of an annual discretionary bonus. The Company provides Messrs. Yellen and Gumaer with monthly automobile allowances of $2,000 and Messrs. Erickson and Carpenter with monthly automobile allowances of $1,200.

Each agreement contains an indemnification provision wherein we promise to defend, indemnify, and hold the employee harmless to the fullest extent permitted by law against any and all liabilities incurred by the employee in connection with employment by us.

Severance will be owed if the employment relationship is terminated by us without cause or by the employee with “Good Reason,” or upon the death or disability of the employee. “Good Reason” is (i) a material diminution in the employee’s base salary, authority, duties, or responsibilities; (ii) a material diminution in the budget over which the employee retains authority; (iii) a material change in the geographic location at which the employee must perform services; or (iv) any other action or inaction that constitutes a material breach of the terms of the employment agreement. Severance for Messrs. Yellen, Gumaer, and Erickson will be payment of the following amounts: a lump sum equal to two years of base salary; a lump sum equal to two times the annual bonus paid during the term of employment or two times the first target bonus in the event of termination prior to any bonus being paid; and a lump sum equal to 24 times the monthly COBRA premiums for employee and employee’s spouse and dependents. Severance for Mr. Carpenter will be payment of the following amounts: a lump sum equal to one year of base salary; lump sum equal to the highest annual bonus paid during the term of employment or the first target annual bonus in the event of termination prior to any bonus being paid; and a lump sum equal to 12 times the monthly COBRA premiums for employee and employee’s spouse and dependents.

Severance will not be owed if the employee terminates the employment relationship without Good Reason or if we terminate the relationship for “Cause.” “Cause” exists if the employee: (i) engages in gross misconduct or gross negligence in the performance of the employee’s duties or willfully and continuously failed or refused to perform any duties reasonably requested in the course of the employee’s employment consistent with the employee’s position with us; (ii) engages in fraud, dishonesty, or any other improper conduct that causes material harm to the Company or its business or reputation; (iii) materially breaches the employment agreement; or (iv) is convicted of, or pleads guilty or no contest to, a felony or crime involving dishonesty or moral turpitude (excluding traffic offenses).

Potential Payments Upon Termination or Change in Control

The following table sets forth the amounts that could be realized by each named executive officer if termination of his employment agreement were to occur as of December 31, 2009 under the following circumstances.

Name, Principal Position and Reason for Potential Payments (1)	Cash Severance ($) (1)	Employer-Paid Health Insurance ($) (2)	Total ($)
Harvey M. Yellen, Vice Chairman and President
For Cause or Voluntary Resignation	—	—	—
Death or Disability	1,200,000	19,802	1,219,802
Without Cause	1,200,000	19,802	1,219,802
Good Reason	—	—	—
Change in Control:
Without Cause	1,200,000	19,802	1,219,802
Good Reason	—	—	—

Andrew Gumaer, Chief Executive Officer
For Cause or Voluntary Resignation	—	—	—
Death or Disability	1,200,000	30,998	1,230,998
Without Cause	1,200,000	30,998	1,230,998
Good Reason	—	—	—
Change in Control:
Without Cause	1,200,000	30,998	1,230,998
Good Reason	—	—	—

Paul S. Erickson, Executive Vice President, Chief Financial Officer
For Cause or Voluntary Resignation	—	—	—
Death or Disability	1,130,000	30,998	1,160,998
Without Cause	1,130,000	30,998	1,160,998
Good Reason	—	—	—
Change in Control:
Without Cause	1,130,000	30,998	1,160,998
Good Reason	—	—	—

Scott K. Carpenter, Executive Vice President, Retail Services
For Cause or Voluntary Resignation	—	—	—
Death or Disability	725,000	15,499	740,499
Without Cause	725,000	15,499	740,499
Good Reason	—	—	—
Change in Control:
Without Cause	725,000	15,499	740,499
Good Reason	—	—	—

Thomas E. Pabst, Chief Operating Officer
For Cause or Voluntary Resignation	—	—	—
Death or Disability	—	—	—
Without Cause	—	—	—
Good Reason	—	—	—
Change in Control:
Without Cause	—	—	—
Good Reason	—	—	—

(1)

Cash severance for the termination of Messrs. Yellen, Gumaer, and Erickson will be payment of a lump sum equal to two years of base salary plus two times the annual bonus paid during the term of employment or two times the first target bonus in the event of termination prior to any bonus being paid. Cash severance for termination of Mr. Carpenter will be payment of a lump sum equal to one year of base salary plus one times the annual bonus paid during the term of employment or one times the first target bonus in the event of termination prior to any bonus being paid.

(2)

Cash payment for the termination of Messrs. Yellen, Gumaer, and Erickson will be payment of a lump sum equal to twenty-four times the monthly COBRA premium for executive and executive’s spouse and dependents, calculated as of the date of executive’s termination date. Cash payment for termination of Mr. Carpenter will be payment of a termination lump sum equal to twelve times the monthly COBRA premium for executive and executive’s spouse and dependents, calculated as of the date of executive’s termination date.

Director Compensation

We use cash and stock based incentive compensation to attract and retain qualified candidates to serve on our Board. In setting director compensation, we consider the significant amount of time that our directors expend in fulfilling their duties to our Company as well as the skill level required by our members of the Board.

Each non-employee director receives annual fees of $40,000, paid in quarterly installments, and an annual grant of $50,000 in options to purchase our common stock, restricted stock or other form of equity award for serving as a director. Such stock options, restricted stock or other form of award are subject to a one-year vesting period. In addition, annual fees of $12,000, $8,000 and $4,000 are paid to the chairperson of our audit committee, compensation committee and corporate governance committee, respectively. A one-time $40,000 grant of stock options, restricted stock or other form of equity award are made to each non-employee director in connection with such individual’s appointment to our Board, which stock options, restricted stock or other form of equity award will be subject to a one-year vesting period.

The following table summarizes the total compensation that our directors (other than directors who are named executive officers) earned during the fiscal year ended December 31, 2009 for services rendered as members of our Board.

Name (1)	Fees Earned or Paid in Cash ($) (2)	Option Awards ($) (3)	Total ($)
Bryant R. Riley	10,000	76,671	86,671
Mark D. Klein	10,000	89,997	99,997
Hugh G. Hilton	12,000	89,997	101,997
Michael J. Levitt	10,000	89,997	99,997
Matthew J. Hart	14,000	89,997	103,997

(1)

Harvey M. Yellen, our Vice Chairman and President, and Andrew Gumaer, our Chief Executive Officer, are not included in this table because they are employees of the Company and thus receive no additional compensation for services as a director. The compensation received by Messrs. Yellen and Gumaer as employees of the Company is shown in the Summary Compensation Table above.

(2)

Amount reflects fees paid in cash during 2009 for the named director for services on the Board. Each of the director’s were appointed to the Board on July 31, 2009 in connection with the Acquisition with the exception of Mr. Riley who was appointed to the Board on August 21, 2009.

(3)

The equity award consists of a grant of 8,113 restricted stock units to each director for their initial appointment to the Board and an annual grant of 10,142 restricted stock units for each director. The restricted stock units for each of the directors vest over a period of one year beginning July 31, 2009 with the exeption of Mr. Riley whose restricted stock units vest over a one year period beginning August 21, 2009. The amount reflected in this column represents the grant date fair value of the restricted stock which was $4.93 per share on July 31, 2009 and $4.20 per share on August 21, 2009. The fair value was determined in accordance in accordance with FASB ASC 718.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of the shares of our common stock as of April 21, 2010, by (i) each person we know to be the beneficial owner of 5% or more of the outstanding shares of our common stock; (ii) each executive officer listed in the Summary Compensation Table; (iii) each of our directors; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the address of the individuals listed below is the address appearing on the cover of this Annual Report.

	Shares Beneficially Owned (2)
Name or Group of Beneficial Owners (1)	Number	Percent
Named Executive Officers:
Harvey M. Yellen	5,280,000	17.4%
Andrew Gumaer	5,280,000	17.4%
Paul S. Erickson (3)	88,684	*
Scott Carpenter (4)	89,059	*
Thomas E. Pabst (5)	93,965	*

Directors:
Bryant R. Riley (6)	—	—
Mark D. Klein	234,375	*
Hugh G. Hilton	—	—
Michael J. Levitt	937,500	3.1%
Matthew J. Hart	10,000	*

5% Stockholders:
Elliott Associates, L.P. (7)	2,578,013	8.5%
Wellington Management Company, LLP (8)	8,611,200	28.4%

Executive officers and directors as a group (14 persons)	12,187,462	39.6%

*	Represents less than 1%.
(1)	Unless otherwise indicated, the business address of each holder is c/o Great American Group, Inc., 21860 Burbank Blvd., Suite 300 South, Woodland Hills, California 91367.
(2)

Applicable percentage ownership is based on 30,318,705 shares of our common stock outstanding as of April 21, 2010. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares, subject to the applicable community property laws. Shares of our common stock subject to options or other contractual rights currently exercisable, or exercisable within 60 days after April 21, 2010, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person.

(3)

Includes 54,836 shares of restricted stock issued on January 31, 2010 pursuant the terms of the Acquisition Agreement and Mr. Erickson’s Amendment Agreement and Release and 33,848 shares of restricted stock issuable on April 30, 2010 pursuant to the Escrow Agreement dated July 31, 2009.

(4)

Includes 54,843 shares of restricted stock issued on January 31, 2010 pursuant the terms of the Acquisition Agreement and Mr. Carpenter’s Amendment Agreement and Release and 34,216 shares of restricted stock issuable on April 30, 2010 pursuant to the Escrow Agreement dated July 31, 2009.

(5)

Includes 60,360 shares of restricted stock issued on January 31, 2010 pursuant to the terms of the Acquisition Agreement and Mr. Pabst’s Amendment Agreement and Release and 33,605 shares of restricted stock issuable on April 30, 2010 pursuant to the Escrow Agreement dated July 31, 2009.

(6)

Excludes 60,852 shares of restricted stock of the Company issued to B. Riley & Co., LLC (“B. Riley”) as partial consideration for financial advisory services rendered by B. Riley in connection with the Acquisition. Mr. Riley is the Chairman and Chief Executive Officer of B. Riley and has voting and dispositive power over such shares.

(7)

The securities are beneficially owned by Elliott Associates, L.P., a Delaware limited partnership, and its wholly-owned subsidiaries (collectively, “Elliott”), Elliott International, L.P., a Cayman Islands limited partnership (“Elliott International”), and Elliott International Capital Advisors Inc., a Delaware corporation (“EICA” and collectively with Elliott and Elliott International, the “Reporting Persons”). Paul E. Singer (“Singer”), Elliott Capital Advisors, L.P., a Delaware limited partnership (“Capital Advisors”), which is controlled by Singer, and Elliott Special GP, LLC, a Delaware limited liability company (“Special GP”), which is controlled by Singer, are the general partners of Elliott. Hambledon, Inc., a Cayman Islands corporation (“Hambledon”), which is also controlled by Singer, is the sole general partner of Elliott International. EICA is the investment manager for Elliott International. EICA expressly disclaims equitable ownership of and pecuniary interest in any shares of common stock. Elliott has the power to vote or direct the vote of, and to dispose or direct the disposition of, the shares of common stock beneficially owned by it. Elliott International has the shared power with EICA to vote or direct the vote of, and to dispose or direct the disposition of, the shares of common stock owned by Elliott International. The business address of these entities is 712 Fifth Avenue, 36th Floor, New York, NY 10019.

(8)

The securities beneficially owned by Wellington Management Company, LLP, in its capacity as investment advisor, are owned of record by clients of Wellington Management Company, LLP. Those clients have a right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities.

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2009 was as follows:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by our stockholders (1)	91,275	—	7,408,725
Equity compensation plans not approved by our stockholders (2)	—	—	—
Total	91,275	—	7,408,725

(1)	Includes our 2009 Stock Incentive Plan. The only grants made under this plan are restricted stock units granted to our directors.
(2)	All of our equity compensation plans were approved by our stockholders.

For more information on our equity compensation plans, see Note 17 of our Notes to Consolidated Financial Statements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Other than as described below, during fiscal year 2009, there were no transactions to which the Company was or is a party in which the amount involved exceeds $120,000 and in which any director, officer or beneficial holder of more than 5% of any class of our voting securities or member of such person’s immediate family had or will have a direct or indirect material interest.

Promissory Notes

In connection with the consummation of the Acquisition, the Company issued a subordinated, unsecured promissory note in favor of the Contribution Consideration Recipients as part of the consideration for the Contribution. The note was issued in an aggregate principal amount of approximately $55.6 million (which is $60.0 million less approximately $4.4 million, the amount of the payments made from AAMAC’s trust account to the Contribution Consideration Recipients in connection with the consummation of the Acquisition in accordance with the Purchase Agreement). The note has a five-year maturity and bears interest at a rate of 12% per annum. Commencing on October 31, 2009, interest on the note is payable quarterly in arrears on January 31st, April 30th, July 31st, and October 31st of each year. One-fifth of the principal amount of the note, including any accrued and unpaid interest thereon, will be payable on each anniversary of the date of issuance of the note through the fifth anniversary thereof. In August 2009, the note was replaced with separate subordinated unsecured promissory notes issued in favor of each of the Contribution Consideration Recipients. The material terms of the individual notes are the same as the original note.

Purchase Agreement Working Capital Adjustment

In connection with the consummation of the Acquisition, Andrew Gumaer and Harvey M. Yellen, the former members of GAG, LLC, were entitled to receive additional cash from the Company to the extent there was an upward working capital adjustment in accordance with the Purchase Agreement. In September 2009, the Company made a payment of approximately $12.9 million to Messrs. Gumaer and Yellen based on the working capital of GAG, LLC as of the closing date of the Acquisition in accordance with the Purchase Agreement.

Phantom Equityholder Amendment Agreements and Releases

Pursuant to their participation in the Great American Group, LLC Phantom Equity Plan (f/k/a the Pride Capital Group, LLC Phantom Stock Plan), referred to herein as the Phantom Equity Plan, each of Messrs. Scott Carpenter, Paul Erickson, Lester Friedman, Tom Pabst, Mark Weitz and Brian Yellen, collectively referred to herein as the Phantom Equityholders, were entitled to receive their respective pro rata shares of 32% of the net sales price of GAG, LLC in the event GAG, LLC was sold. In July 2009, each of the Phantom Equityholders entered into an Amendment Agreement and Release with GAG, LLC. Pursuant to the terms of the Amendment Agreement and Releases, each Phantom Equityholder is entitled to a reduced interest in the total consideration received by the Great American Members upon a qualifying sale of GAG, LLC, as specified in the Phantom Equity Plan. The consideration received by each Phantom Equityholder in connection with the Acquisition is as follows:

Phantom Equity-holder	Cash at Closing (3)	Consideration (in the form of Promissory Notes) (4)	Closing Shares (Common Stock of the Company) (5)	Contingent Stock Payment (Common Stock of the Company) (6)
Scott Carpenter	$131,493	$1,668,506.70	273,727	129,107
Paul Erickson	$124,188	$1,575,811.88	270,794	128,507
Lester Friedman	$116,882	$1,483,117.07	247,332	123,703
Thomas E. Pabst	$120,535	$1,529,464.48	268,839	128,507
Mark Weitz (1)	$116,882	$1,483,117.07	289,368	128,507
Brian Yellen (2)	$69,399	$880,600.76	89,939	60,050

(1)	Mr. Weitz is the brother-in-law of Andrew Gumaer, a director and the Chief Executive Officer of GAG, Inc.
(2)	Mr. Yellen is the son of Harvey M. Yellen, a director and the Vice Chairman and President of GAG, Inc.
(3)	Payments made from AAMAC’s trust account to the Phantom Equityholders in connection with the consummation of the Acquisition in accordance with the Purchase Agreement.

(4)	Consideration paid at closing the form of promissory notes issued by the Company. For additional information, see “—Promissory Notes” above.
(5)

The closing shares are subject to a working capital purchase price adjustment, the indemnification escrow (approximately 12.5%) and vesting over an 18-month period following the Acquisition. See “—Lock-Up Agreements” below.

(6)	The Phantom Equityholders are eligible to receive a number of shares up to the amounts listed in this column.

Financial Advisory Fees

B. Riley & Co., LLC (“B. Riley”) served as financial advisor to GAG, LLC in connection with the Acquisition. As compensation for its services in connection with the Acquisition, B. Riley received fees of $2.0 million in cash and $0.3 million shares of restricted stock of the Company. Bryant Riley, a member of our Board of Directors, is the Chairman and Chief Executive Officer of B. Riley.

Registration Rights Agreement

In connection with the consummation of the Acquisition, the Company entered into that certain Registration Rights Agreement, dated as of July 31, 2009 (the “Registration Rights Agreement”), with the Contribution Consideration Recipients and the AAMAC Founders. Pursuant to the Registration Rights Agreement, the Contribution Consideration Recipients and the AAMAC Founders are entitled to registration rights, subject to certain limitations, with respect to the Company’s common stock they received in the Acquisition. The holders of a majority in interest of the Company’s common stock held by each of the Contribution Consideration Recipients and the AAMAC Founders are entitled to require the Company, on one occasion each, to register, under the Securities Act, the shares of common stock they received in consideration for the Acquisition as well as any securities issued in place of or as a dividend or distribution on such common stock (the “Demand Registration Rights”). The majority in interest of each of the Contribution Consideration Recipients and the AAMAC Founders may elect to exercise Demand Registration Rights at any time after January 17, 2010, the six-month anniversary following the date of effectiveness of the registration statement on Form S-4, as amended, filed by the Company with the SEC in connection with the Acquisition, so long as the estimated market value of the shares of common stock to be registered is at least $500,000. In addition, the Contribution Consideration Recipients and the AAMAC Founders have certain “piggyback” registration rights on registration statements filed after the Company consummates the Acquisition. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Escrow Agreements

In connection with the consummation of the Acquisition, GAG, Inc. entered into that certain Escrow Agreement, dated as of July 31, 2009 (the “Escrow Agreement”), with GAG, LLC, the Great American Members and Continental Stock Transfer & Trust Company, as escrow agent, to provide a fund (a) to secure the indemnification obligations of Great American to AAMAC against losses that the Company, as the surviving entity of the Acquisition, may sustain as a result of (i) the inaccuracy or breach of any representation or warranty made by Great American in the Purchase Agreement or any schedule or certificate delivered by Great American in connection with the Purchase Agreement and (ii) the non-fulfillment or breach of any covenant or agreement made by Great American in the Purchase Agreement, (b) to offset against any working capital shortfall pursuant to the Purchase Agreement or (c) to offset against any inventory amount shortfall (together with the claims set forth in clauses (a) and (b), the “Escrow Claims”). Pursuant to the Escrow Agreement, the Great American Members placed in escrow an aggregate of 1,500,000 shares of the Company’s common stock (the “Escrowed Indemnification Stock”).

The first 600,000 shares of the Escrowed Indemnification Stock will be released from escrow on the day that is the 30th day after the date the Company files its annual report on Form 10-K for the year ending December 31, 2009 with the SEC (the “First Escrow Release Date”), less portion of the shares applied in satisfaction of, or reserved with respect to the Escrow Claims, if any. However, with respect to any Escrow Claim made with respect to clause (c) in the previous sentence, the maximum number of shares of the Company’s common stock that may be applied in satisfaction of such claim is 1,320,000, and provided that no such Escrow Claim shall be made prior to the date that all of the specified inventory assets of Great American are sold. The remaining Escrowed Indemnification Stock shall be released on the day that is the 30th day after the date the Company files its annual report on Form 10-K for the year ended December 31, 2010 with the SEC (the “Final Escrow Release Date”), less that portion of the shares applied in satisfaction of or reserved with respect to Escrow Claims. With respect to any Escrow Claims properly and timely delivered pursuant to the Purchase Agreement that remain unresolved at the time of the First Escrow Release Date or the Final Escrow Release Date, a portion of the Escrowed Indemnification Stock will remain in escrow until such claims are resolved, at which time the remaining Escrowed Indemnification Stock shall be promptly returned to the Contribution Consideration Recipients.

Lock-Up Agreements

In connection with the consummation of the Acquisition, each of the Contribution Consideration Recipients entered into a lock-up agreement with the Company (collectively, the “Lock-Up Agreements”) pursuant to which 50% of the Company’s common stock received by the Contribution Consideration Recipients pursuant to the Acquisition will be released (or issued, as applicable) from the lock-up on the date that is six months following the closing of the Acquisition, an additional 25% of the Company’s common stock received by the Contribution Consideration Recipients shall be released on the date that is twelve months following the closing of the Acquisition, and the remaining 25% of the Company’s common stock received by the Contribution Consideration Recipients shall be released on the date that is eighteen months following the closing of the Acquisition.

Letter Agreement with AAMAC Founders

Pursuant to that certain letter agreement, dated as of May 14, 2009 (the “Letter Agreement”), as amended on July 8, 2009 (the “July 8 Amendment”), and as further amended on July 28, 2009 (the “July 28 Amendment” and, together with the July 2 Amendment, the “Letter Agreement Amendments”), by and among GAG, Inc., the AAMAC Founders, AAMAC and GAG, LLC, the AAMAC Founders agreed to cancel 7,850,000 shares of their AAMAC common stock before the consummation of the Acquisition and to cancel 2,500,000 shares of the Company’s common stock that they received in exchange for their AAMAC common stock. The AAMAC Founders also agreed that 1,500,000 shares of the Company’s common stock that they received in exchange for their AAMAC shares, which were deposited into escrow in connection with AAMAC’s initial public offering, will continue to be held in escrow and subject to the restrictions on voting and disbursements for a period of one year from the closing of the Acquisition. Moreover, the AAMAC Founders also agreed that 1,000,000 of their shares of the Company’s common stock will continue to be held in escrow until Great American’s achievement of any one of the Adjusted EBITDA targets described in the Purchase Agreement. These shares will be forfeited and cancelled if GAG, LLC fails to achieve any of the Adjusted EBITDA targets.

Procedures for Approval of Related Party Transactions

Under its charter, the Audit Committee is charged with reviewing all potential related party transactions. Our policy has been that the Audit Committee, which is comprised solely of independent, disinterested directors, reviews and then recommends such related party transactions to the entire Board for further review and approval. All such related party transactions are then required to be reported under applicable SEC rules. Aside from this policy, we have not adopted additional procedures for review of, or standards for approval of, related party transactions, but instead review such transactions on a case-by-case basis.

Director Independence

Our Board of Directors has unanimously determined that five (5) of our directors, a majority of the Board, are “independent” directors as that term is defined by Nasdaq Marketplace Rule 5605(a)(2). In addition, based upon such standards, the Board determined that Messrs. Gumaer and Yellen are not “independent” because they are employees of the Company.

Item 14.	Principal Accounting Fees and Services.

The following table sets forth the aggregate fees for services provided to us by Marcum LLP for the fiscal years ended December 31, 2008 and 2009:

	Fiscal 2008	Fiscal 2009
Audit Fees (1)	$748,000	$851,700
Audit-Related Fees (2)		300,000
Tax Fees
All Other Fees

TOTAL	$748,000	$1,151,700

(1)

Audit Fees consist of audit and various attest services performed by Marcum LLP, our independent registered public accounting firm, and include the following: (1) fees for Fiscal 2008 include the audit of our financial statements for the years ended December 31, 2006, 2007 and 2008 that were included in our registration statement on form S-4 filed with the Securities and Exchange Commission, which went effective on July 29, 2009 and (2) fees for Fiscal 2009 include (a) reviews of our financial statements for the quarterly periods ended March 31, 2009, June 30, 2009 and September 30, 2009, (b) the audit of our financial statements for the year ended December 31, 2009, (c) accountants consents for filing registration statements and (3) reviews of registrations statements and consultations regarding responses to SEC Comment Letters.

(2)	Audit-Related Fees principally include consultations on accounting matters addressed in connection with the issuance of our financial statements and filings of registration statements on Form S-4.

Audit Committee Pre-Approval Policy

As a matter of policy, all audit and non-audit services provided by our independent registered public accounting firm are approved in advance by the audit committee of the Company, which considers whether the provision of non-audit services is compatible with maintaining such firm’s independence. All services provided by Marcum LLP during fiscal years 2008 and 2009 were pre-approved by the audit committee. The audit committee has considered the role of Marcum LLP in providing services to us for the fiscal year ended December 31, 2009, and has concluded that such services are compatible with their independence as our auditors.

Item 15.	Exhibits, Financial Statement Schedules.

(b)	Exhibits:

Exhibit Number	Description of Documents

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2010

GREAT AMERICAN GROUP, INC.

By:	/S/ PAUL S. ERICKSON
Paul S. Erickson Chief Financial Officer