Form 10-Q
period 2010-03-31
Great American Group, Inc.
filed 2010-05-17
CIK 1464790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 29, 2010, there were 30,318,705 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Great American Group, Inc.

Quarterly Report on Form 10-Q

For The Quarter Ended March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,297	$37,989
Restricted cash	—	459
Accounts receivable, net	2,377	2,628
Advances against customer contracts	211	58
Income taxes receivable	1,100	1,100
Goods held for sale or auction	14,929	15,014
Note receivable - related party	2,706	—
Deferred income taxes	10,047	8,475
Prepaid expenses and other current assets	1,768	981

Total current assets	61,435	66,704
Property and equipment, net	1,385	1,411
Goodwill	5,688	5,688
Other intangible assets, net	342	382
Deferred income taxes	3,238	3,238
Other assets	743	1,250

Total assets	$72,831	$78,673

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$5,229	$9,192
Auction and liquidation proceeds payable	1,135	446
Mandatorily redeemable noncontrolling interests	2,667	2,619
Current portion of long-term debt	1,724	11,123
Note payable	11,705	11,705
Current portion of capital lease obligation	25	25

Total current liabilities	22,485	35,110
Capital lease obligation, net of current portion	63	69
Long-term debt, net of current portion	53,893	44,494

Total liabilities	76,441	79,673

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 135,000,000 shares authorized; 30,318,705 and 30,022,478 issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	3	3
Additional paid-in capital	121	(249)
Retained earnings (deficit)	(3,734)	(754)

Total stockholders’ equity (deficit)	(3,610)	(1,000)

Total liabilities and stockholders’ equity (deficit)	$72,831	$78,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2010	2009
Revenues
Services and fees	$10,630	$38,813
Sale of goods	1,437	3,075

Total revenues	12,067	41,888

Operating expenses:
Direct cost of services	5,204	3,900
Cost of goods sold	1,544	3,189
Selling, general and administrative	8,516	14,105

Total operating expenses	15,264	21,194

Operating income (loss)	(3,197)	20,694
Other income (expense):
Other income (expense)	(412)	18
Interest income	90	4
Interest expense	(1,033)	(5,930)

Income (loss) from operations before benefit for income taxes	(4,552)	14,786
Benefit for income taxes	1,572	—

Net income (loss)	$(2,980)	$14,786

Weighted average basic shares outstanding	27,899,963	10,560,000
Weighted average diluted shares outstanding	27,899,963	10,560,000
Basic earnings (loss) per share	$(0.11)	$1.40
Diluted earnings (loss) per share	$(0.11)	$1.40
PRO FORMA COMPUTATION RELATED TO CONVERSION TO C CORPORATION FOR INCOME TAX PURPOSES (unaudited):
Historical income from operations before income taxes		$14,786
Pro forma provision for income taxes		(5,826)

Pro forma net income		$8,960

Weighted average basic shares outstanding		10,560,000
Weighted average diluted shares outstanding		10,560,000
Pro forma basic earnings per share		$0.85
Pro forma diluted earnings per share		$0.85

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2010

(Unaudited)

(Dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Earnings	(Deficit)
Balance, January 1, 2010	—	$—	30,022,478	$3	$(249)	$(754)	$(1,000)
Vesting of restricted stock, net of shares withheld for employee taxes	—	—	296,277	—	(948)	—	(948)
Share based compensation	—	—	—	—	1,318	—	1,318
Net loss for the three months ended March 31, 2010	—	—	—	—	—	(2,980)	(2,980)

Balance, March 31, 2010	—	$—	30,318,755	$3	$121	$(3,734)	$(3,610)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(2,980)	$14,786
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	180	142
Provision for doubtful accounts	19	—
Share-based payments	1,358	100
Guaranteed payment distributions	—	266
Non-cash interest	—	5
Loss on disposal of assets	2	—
Deferred income taxes	(1,572)	—
Income allocated to mandatorily redeemable noncontrolling interests	295	507
Change in operating assets and liabilities:
Accounts receivable and advances against customer contracts	79	(5,887)
Goods held for sale or auction	85	1,919
Prepaid expenses and other assets	(280)	(101)
Accounts payable and accrued expenses	(3,963)	(2,941)
Amounts payable under collaborative arrangements	—	38,500
Auction and liquidation proceeds payable	689	(358)
Accrued compensation plans	—	6,853

Net cash provided by (used in) operating activities	(6,088)	53,791

Cash flows from investing activities:
Purchases of property and equipment	(116)	(69)
Increase in note receivable - related party	(2,706)	—
Decrease (increase) in restricted cash	459	(19,568)

Net cash used in investing activities	(2,363)	(19,637)

Cash flows from financing activities:
Proceeds from revolving lines of credit, net	—	7,555
Repayments of capital lease obligation	(6)	(40)
Payment of employment taxes on vesting of restricted stock	(948)	—
Distribution to noncontrolling interests	(287)	(235)

Net cash provided by (used in) financing activities	(1,241)	7,280

Net increase (decrease) in cash and cash equivalents	(9,692)	41,434
Cash and cash equivalents, beginning of period	37,989	16,965

Cash and cash equivalents, end of period	$28,297	$58,399

Supplemental disclosures:
Interest paid	$1,670	$4,493

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

On July 31, 2009, the members of GAG, LLC (the “Great American Members”) contributed all of their membership interests of GAG, LLC to the Company (the “Contribution”) in exchange for 10,560,000 shares of common stock of the Company and a subordinated unsecured promissory note in an initial principal amount of $60,000 (which was reduced by a principal payment of $4,383 at the closing of the Acquisition) issued in favor of the Great American Members and the phantom equityholders of GAG, LLC (the “Phantom Equityholders”, and together with the Great American Members, the “Contribution Consideration Recipients”) (see Note 8). Concurrently with the Contribution, AAMAC merged with and into AAMAC Merger Sub, Inc. (“Merger Sub”), a subsidiary of the Company (the “Merger” and, together with the Contribution, the “Acquisition”). As a result of the Acquisition, GAG, LLC and AAMAC became wholly-owned subsidiaries of the Company. The Acquisition has been accounted for as a reverse merger accompanied by a recapitalization of the Company.

The Company operates in two operating segments: auction and liquidation services (“Auction and Liquidation”) and valuation and appraisal services (“Valuation and Appraisal”). These services are provided to a wide range of retail, wholesale and industrial companies, as well as lenders, capital providers, private equity investors and professional service firms throughout the United States, Europe and Canada. The auction and liquidation services help clients dispose of assets. Such assets include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property. The valuation and appraisal services provide clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs. From time to time, the Company will conduct auction and liquidation services with third parties through collaborative arrangements.

NOTE 2—COMPLETED MERGER

The Company received net proceeds of $69,258 from AAMAC as a result of the Acquisition and issued 19,346,626 shares of common stock of the Company to AAMAC shareholders. At closing, $23,013 was deposited in a separate account with the transfer agent pending conduct of the Warrant Redemption. The Great American Members received 10,560,000 shares of common stock of the Company and $82,436 in accordance with the Agreement and Plan of Reorganization, dated as of May 14, 2009, as amended, (as amended, the “Purchase Agreement”) consisting of (i) cash distributions totaling $31,736 from GAG, LLC and (ii) $50,700 representing their share of the $60,000 unsecured subordinated promissory note. The remaining portion of the unsecured subordinated promissory note, which amounted to $9,300, was issued to the Phantom Equityholders in settlement of accrued compensation payable pursuant to the deferred compensation plan as more fully described in Note 14(b).

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

Pursuant to a letter agreement, dated as of July 28, 2009 (the “Letter Agreement”) by and among the Company, AAMAC, GAG, LLC, and certain founding shareholders of AAMAC (the “AAMAC Founders”), the AAMAC Founders agreed to have 1,000,000 shares they received to be held in escrow until GAG, LLC’s achievement of any one of the Adjusted EBITDA targets discussed below. The 1,000,000 shares, which are subject to voting restrictions while in escrow, will be forfeited and cancelled if GAG, LLC fails to achieve any of the Adjusted EBITDA targets discussed below.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

The Purchase Agreement provides for the issuance of 1,440,000 shares of common stock of the Company to the Phantom Equityholders pursuant to the following vesting schedule: 50% on January 31, 2010, 25% on July 31, 2010 and the remaining 25% on January 31, 2011, as more fully described in Note 13(b).

The Purchase Agreement also provides for the issuance of 6,000,000 additional shares of common stock (the “Contingent Stock Consideration”) to the Contribution Consideration Recipients as follows: (a) in the event GAG, LLC achieves any one of (i) $45,000 in Adjusted EBITDA (as defined in the Purchase Agreement) for the 12 months ending December 31, 2009, (ii) $47,500 in Adjusted EBITDA for the 12 months ending March 31, 2010, or (iii) $50,000 in Adjusted EBITDA for the 12 months ending June 30, 2010, the Company will be obligated to issue to the Contribution Consideration Recipients 2,000,000 shares of the Contingent Stock Consideration; (b) in the event GAG, LLC achieves $55,000 in Adjusted EBITDA (as defined in the Purchase Agreement) for the fiscal year ending December 31, 2010, then the Company will be obligated to issue to the Contribution Consideration Recipients 2,000,000 shares of the Contingent Stock Consideration; and (c) in the event GAG, LLC achieves $65,000 in Adjusted EBITDA (as defined in the Purchase Agreement) for the fiscal year ending December 31, 2011, then the Company will be obligated to issue to the Contribution Consideration Recipients 2,000,000 shares of the Contingent Stock Consideration; provided; however, that if the Company does not achieve the December 31, 2010 Adjusted EBITDA target but does achieve the December 31, 2011 Adjusted EBITDA target, then the Company will be obligated to issue to the Contribution Consideration Recipients 4,000,000 shares of the Contingent Stock Consideration. The Company’s issuance of Contingent Stock Consideration will be in accordance with the Purchase Agreement described below. The Company did not achieve the Adjusted EBITDA target for the year ending December 31, 2009 or the twelve months ended March 31, 2010.

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

In the condensed consolidated statement of operations, the recapitalization of the number of shares of common stock attributable to the Great American Members is reflected retroactive to January 1, 2009. Accordingly, the number of shares of common stock used to calculate the Company’s earnings per share for the three months ended March 31, 2009 totals 10,560,000 consisting of the number of shares of common stock issued to the Great American Members as consideration for their Contribution.

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

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements as permitted under applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and notes thereto. Actual results could differ from those estimates.

(b) Revenue Recognition

Revenues are recognized in accordance with the accounting guidance when persuasive evidence of an arrangement exists, the related services have been provided, the fee is fixed or determinable, and collection is reasonably assured.

Revenues in the Valuation and Appraisal segment are primarily comprised of fees for valuation and appraisal services. Revenues are recognized upon the delivery of the completed services to the related customers and collection of the fee is reasonably assured. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs which totaled $633 and $533 for the three months ended March 31, 2010 and 2009, respectively.

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

Commission and fees earned on the sale of goods at auction and liquidation sales are recognized when evidence of an arrangement exists, the sales price has been determined, title has passed to the buyer and the buyer has assumed the risks of ownership, and collection is reasonably assured. The commission and fees earned for these services are included in revenues in the accompanying condensed consolidated statement of operations. Under these types of arrangements, revenues also include contractual reimbursable costs which totaled $2,675 and $1,639 for the three months ended March 31, 2010 and 2009, respectively.

Revenues earned from auction and liquidation services contracts where the Company guarantees a minimum recovery value for goods being sold at auction or liquidation are recognized based on proceeds received. The Company records proceeds received from these types of engagements first as a reduction of contractual reimbursable expenses, second as a recovery of its guarantee and thereafter as revenue, subject to such revenue meeting the criteria of having been fixed or determinable. Contractual reimbursable expenses and amounts advanced to customers for minimum guarantees are initially recorded as advances against customer contracts in the accompanying condensed consolidated balance sheets. If, during the auction or liquidation sale, the Company determines that the proceeds from the sale will not meet the minimum guaranteed recovery value as defined in the auction or liquidation services contract, the Company accrues a loss on the contract in the period that the loss becomes known.

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

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

revenues. Revenue from collaborative arrangements in which the Company is not the majority participant is recorded net based on the Company’s share of proceeds received. The amounts and classifications of revenues and expenses subject to collaborative arrangements are as follows:

	Three Months Ended March 31,
	2010	2009
Revenues	$—	$30,144
Operating expenses
Direct costs of revenues	$—	$303

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

(d) Concentration of Risk

Revenues from two liquidation service contracts represented 38.1% and 23.1% of total revenues during the three months ended March 31, 2009. Revenues in the Valuation and Appraisal segment and the Auction and Liquidation segment are primarily generated in the United States.

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

(e) Income Taxes

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

The unaudited pro forma computation of income tax (benefit) included in the condensed consolidated statements of operations, represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation for the three months ended March 31, 2010. Pro forma taxes are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Actual rates and expenses could have differed had the Company actually been subject to U.S. federal and state income taxes for all periods presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to U.S. federal and state income taxes as a corporation for the three months ended March 31, 2010.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

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

(f) Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(g) Restricted Cash

The Company maintains deposits in accounts under the control of a financial institution as collateral for letters of credit relating to liquidation engagements in connection with the $75,000 credit facility described in Note 7(a). As of December 31, 2009, the cash collateral for letters of credit and success fees was $459.

(h) Accounts Receivable

Accounts receivable represents amounts due from the Company’s valuation and appraisal customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company’s bad debt expense totaled $19 and $0 for the three months ended March 31, 2010 and 2009, respectively. Bad debt expense is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

(i) Goods Held for Sale or Auction

Goods held for sale or auction are stated at the lower of cost, determined by the specific-identification method, or market.

(j) Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation and amortization expense was $140 and $102 for the three months ended March 31, 2010 and 2009, respectively.

(k) Goodwill and Other Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with the accounting guidance which requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill includes (i) the excess of the purchase price over the fair value of net assets acquired in a business combination described in Note 6 and (ii) an increase for the subsequent acquisition of noncontrolling interests during the year ended December 31, 2007 (also see Note 6). The Codification requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment). Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. The Company operates two reporting units, which are the same as its reporting segments described in Note 16. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

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

(l) Fair Value Measurements

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

The Company records mandatorily redeemable noncontrolling interests that were issued after November 5, 2003 at fair value (see Note 13(a)) with fair value determined in accordance with the Codification. The table below presents information about the Company’s mandatorily redeemable noncontrolling interests that are measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 which are categorized using the three levels of fair value hierarchy. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

The following tables present information on the liabilities measured and recorded at fair value on a recurring basis as of March 31, 2010 and December 31, 2009.

	Financial Assets Measured at Fair Value on a Recurring Basis at March 31, 2010, Using
	Fair Value at March 31, 2010	Quoted prices in active markets for idential assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,380	$—	$—	$2,380

Total liabilities measured at fair value	$2,380	$—	$—	$2,380

	Financial Assets Measured at Fair Value on a Recurring Basis at December 31, 2009, Using
	Fair Value at December 31, 2009	Quoted prices active markets for idential assets (Level 1)	observable inputs (Level 2)	unobservable inputs (Level 3)
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,361	$—	$—	$2,361

Total liabilities measured at fair value	$2,361	$—	$—	$2,361

The Company determined the fair value of mandatorily redeemable noncontrolling interests described above based on the issuance of similar interest for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports prepared by outside specialists.

The carrying amounts reported in the condensed consolidated financial statements for cash, restricted cash, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturity of these instruments. The carrying amounts of the notes receivable-related party, notes payable (including credit lines used to finance liquidation engagements), long-term debt and capital lease obligations approximate fair value because the contractual interest rates or effective yields of such instruments are consistent with current market rates of interest for instruments of comparable credit risk. The adoption of the new accounting guidance for fair value measurements did not have a material impact on the Company’s condensed consolidated financial statements.

(m) Recent Accounting Pronouncements

In January 2010 the FASB issued ASU 2009-16, Accounting for Transfers of Financial Assets (FASB Statement No. 166, Accounting for Transfers of Financial Assets), or ASU 2009-16, which eliminates the concept of a “qualifying special-purpose entity” (QSPE), revises conditions for reporting a transfer of a portion of a financial asset as a sale (e.g., loan participations), clarifies the derecognition criteria, eliminates special guidance for guaranteed mortgage securitizations, and changes the initial measurement of a transferor’s interest in transferred financial assets. ASU 2009-16 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. We adopted the provisions of this ASU effective January 1, 2010, which did not have a material impact on our financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

NOTE 4—ACCOUNTS RECEIVABLE

The components of accounts receivable net include the following:

	March 31, 2010	December 31, 2009
Accounts receivable not subject to factoring agreement	$1,296	$931
Unbilled receivables	635	995
Amounts due from factor	476	720

Total accounts receivable	2,407	2,646
Allowance for doubtful accounts	(30)	(18)

Accounts receivable, net	$2,377	$2,628

Additions and changes to the allowance for doubtful accounts consists of the following

	Three Months Ended
	March 31, 2010	March 31, 2009
Balance, beginning of period	$18	$82
Add: Additions to reserve	19	—
Less: Deductions and write-offs	(7)	—

Balance, end of period	$30	$82

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

The sale of the receivables is accounted for in accordance with the accounting guidance for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with the Codification, receivables are considered sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables, and the Company has surrendered control over the transferred receivables. Accounts receivable sold to the Factor were $3,495 and $3,416 during the three months ended March 31, 2010 and 2009, respectively. Factoring commissions and other fees based on advances were $21 and $44 for the three months ended March 31, 2010 and 2009, respectively. Factoring commissions and other fees are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

NOTE 5—GOODS HELD FOR SALE OR AUCTION

	March 31, 2010	December 31, 2009
Machinery and equipment	$13,301	$13,129
Aircraft parts	1,628	1,885

Total	$14,929	$15,014

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $5,688 is comprised of $1,975 of goodwill in the Auction and Liquidation segment and $3,713 of goodwill in the Valuation and Appraisal segment. Goodwill acquired in the Valuation and Appraisal segment is the result of the acquisition of Garcel, Inc. on July 1, 2005 and the purchase of noncontrolling interests from a member of GAAV in exchange for a $1,500 non-interest bearing note, which is more fully described in Note 8(c). There have been no changes to the carrying amount of goodwill since December 31, 2007.

Other intangible assets with finite lives includes customer relationships which are being amortized over their estimated useful lives of 6 years. Amortization expense was $40 for each of the three month periods ended March 31, 2010 and 2009. At March 31, 2010, the estimated future amortization expense for each of the succeeding years is as follows: $122 for the remainder of fiscal year 2010 and $80 for fiscal year 2011. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors.

Trademarks have been identified as an indefinite lived intangible asset and are presented with definite lived intangible assets as follows:

	March 31, 2010
	Gross carrying amount	Accumulated amortization	Net
Customer relationships	$970	$768	$202
Trademarks	140	—	140

Total	$1,110	$768	$342

	December 31, 2009
	Gross carrying amount	Accumulated amortization	Net
Customer relationships	$970	$728	$242
Trademarks	140	—	140

Total	$1,110	$728	$382

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

NOTE 7—CREDIT FACILITIES

Credit facilities consists of the following arrangements:

(a) $75,000 Asset Based Credit Facility

On October 21, 2008, the Company entered into an asset based credit facility with a financial institution which expires on October 21, 2010. The credit facility provides credit advances and letter of credit obligations up to an aggregate of $75,000. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 3(b). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. Borrowings under the credit facility bear interest at a rate of 30 day LIBOR plus a margin of 2.25% to 3.25% and fees for letters of credit issued are 3.0% per annum. The credit facility also provides for success fees in the amount of 5% to 20% of the profits earned on the liquidation contract, if any, as defined in the credit facility. Interest expense totaled $72 (including success fees of $50) and $4,927 (including success fees of $4,415) for the three months ended March 31, 2010 and 2009, respectively. There was no outstanding balance under this credit facility at March 31, 2010 and December 31, 2009.

On August 27, 2009, the credit agreement governing this facility was amended to reflect the Company’s ownership of GAG, LLC after the consummation of the Acquisition and which, among other things, revised the definition of “Guarantor” to include the Company.

The credit agreement governing this facility contains covenants, including covenants that limit or restrict the Company’s ability to: incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. Upon the occurrence of an event of default under the credit agreement, the lender may cease making loans, terminate such credit agreement and declare all amounts outstanding under such credit agreement to be immediately due and payable. The credit agreement specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, nonpayment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and material judgment defaults.

NOTE 8—LONG-TERM DEBT

Long-term debt consists of the following arrangements:

	March 31, 2010	December 31, 2009
$60,000 notes payable to each of the Great American Members and the Phantom Equityholders of GAG, LLC issued in connection with the Acquisition dated July 31, 2009	$55,617	$55,617
$6,707 note payable from acquisition of Garcel on July 1, 2005	—	—
$1,500 non-interest bearing note payable from the purchase of mandatorily redeemable noncontrolling interest in GAAV, maturing November 1, 2009 (imputed interest at 5.0% of $1 and $9 at September 30, 2009 and December 31, 2008, respectively)	—	—

Total long-term debt	55,617	55,617
Less current portion of long-term debt	1,724	11,123

Long-term debt, net of current portion	$53,893	$44,494

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

(a) $60,000 Notes Payable

On July 31, 2009, in connection with the Acquisition, the Company issued a note payable to the Contribution Consideration Recipients in the initial principal amount of $60,000. In connection with the closing of the Acquisition, an initial principal payment of $4,383 was made, thereby reducing the principal amount of the note to $55,617. On August 28, 2009, the note was replaced with separate subordinated unsecured promissory notes issued in favor of each of the Contribution Consideration Recipients. The notes are payable in five equal annual principal payments in the aggregate amount of $11,123 which is due on the anniversary date of the note beginning on July 31, 2010 through July 31, 2014. Interest is payable quarterly in arrears beginning October 31, 2009 at 12% per annum. On May 3, 2010, the interest rate on $52,419 of the $55,617 principal amount outstanding was reduced from 12.0% per annum to 3.75% per annum and the maturity date for $46,996 of the $55,617 was extended to July 31, 2018, subject to annual prepayments based upon the Company’s cash flow subject to certain limitations, as provided in the amendment to the notes payable, including, without limitation, the Company’s maintenance of a minimum adjusted cash balance of $20 million. The interest rate reduction is effective retroactive to February 1, 2010. Each prepayment, if any, is due within 30 days of the filing of the Company’s Annual Report on Form 10-K, beginning with the Form 10-K for the fiscal year ending December 31, 2010. Interest expense was $942 for the three months ended March 31, 2010. In accordance with the amendment to the notes payable, the current portion of the amended notes payable in the amount of $1,724 and the long-term portion of the amended notes payable in the amount of $53,893 has been recorded in the accompanying condensed consolidated balance sheet as of March 31, 2010.

(b) $6,707 Note Payable

On July 1, 2005, the Company entered into a secured promissory note in the principal amount of $6,707 payable to the seller of Garcel, Inc. (see Note 6). The note payable requires interest only monthly payments at Well Fargo Bank’s prime rate which was approximately 3.25% during the three months ended March 31, 2009. Pursuant to the terms of the Purchase Agreement, the balance of the note payable was paid in full in connection with the consummation of the Acquisition. Interest expense was $32 for the three months ended March 31, 2009.

(c) $1,500 Non-Interest Bearing Note Payable

On September 30, 2007, the Company purchased from one of the members of GAAV such member’s mandatorily redeemable noncontrolling interest in GAAV (6.9%) in exchange for a non-interest bearing note payable in the amount of $1,500 with imputed interest of $55 at 5.0% (see Note 6). The note payable required annual payments of $500 in 2007, $700 in 2008, and was paid in full with the final payment of $300 in 2009. Amortization of the discount on the note payable was $5 for the three months ended March 31, 2009 and is included in interest expense in the accompanying condensed consolidated statements of operations.

NOTE 9—NOTE PAYABLE

On May 29, 2008, GAGEE entered into a credit agreement with Garrison Special Opportunities Fund LP, Gage Investment Group LLC (collectively, the “Lenders”) to finance the purchase of certain machinery and equipment to be sold at auction or liquidation. The principal amount of the loan was $12,000 and borrowings bore interest at a rate of 20% per annum. The loan is collateralized by the machinery and equipment which were purchased with the proceeds from the loan. GAGEE was required to make principal and interest payments from proceeds from the sale of the machinery and equipment. GAGEE is a special purpose entity created to purchase the machinery and equipment, whose assets consist only of the machinery and equipment in question and whose liabilities are limited to the Lenders’ note and certain operational expenses related to this transaction. GAG, LLC guaranteed GAGEE’s liabilities to the Lenders up to a maximum of $1,200. The original maturity date of the loan was May 29, 2009, however, GAGEE exercised its right to extend the maturity date for 120 days until September 26, 2009. A fee of $180 was paid in connection with the extension. On September 26, 2009, the note payable became due and payable. On October 8, 2009, GAGEE and GAG, LLC entered into a Forbearance Agreement effective as of September 27, 2009 (the “Forbearance Agreement”) with the Lenders and Garrison Loan Agency Services LLC (“Administrative Agent”), relating to the credit agreement, by and among GAGEE, as borrower, GAG, LLC, as guarantor, the Lenders and the Administrative Agent. Pursuant to the terms of the Forbearance Agreement, the Lenders agreed to forbear from exercising any of the remedies available to them under the credit agreement and the related security agreement until November 17, 2009, unless a forbearance default occurs, as specified in the Forbearance Agreement. Also, pursuant to the terms of the Forbearance Agreement, GAGEE agreed to hold an auction of the assets collateralizing GAGEE obligations under the credit agreement on or before November 3, 2009 and to use the sale proceeds to repay its obligations under the credit agreement. In connection with the execution of the Forbearance Agreement, GAG, LLC made a payment of $1,200 on October 9, 2009, in full satisfaction of its guaranty under the credit agreement which reduced the principal amount of borrowings and interest due under the credit agreement. Pursuant to the Forbearance Agreement, the Company held an auction of the assets collateralizing GAGEE’s obligation on November 3, 2009. The sale of the assets at auction was subject to meeting the reserve prices and approval by the Lenders, and the auction did not result in the sale of any of the assets. On December 31, 2009, GAGEE entered into an

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

amendment to credit agreement (the “Amended Credit Agreement”) dated as of December 18, 2009 with Garrison Special Opportunities Fund LP and the Administrative Agent, whereby the Lender agreed to forebear from exercising any of the remedies available to them under the Forebearance Agreement and the related Security Agreement and to extend the maturity date of the Forebearance Agreement until November 18, 2010, unless a forbearance default occurs, as specified in the Amended Credit Agreement. Also pursuant to the terms of the Amended Credit Agreement, the interest rate has been reduced from 20% to 0% and the Lender has agreed to reimburse GAGEE for certain expenses from proceeds of the sale assets that collateralize the Amended Credit Agreement. GAGEE has no assets other than those collateralizing the loan. GAG, LLC has satisfied its obligation to pay the $1,200 guarantee and the credit agreement does not provide for other recourse against GAG, LLC. At March 31, 2010 and December 31, 2009, the aggregate principal balance of the note payable was $11,705 for each of the respective periods. Interest expense in connection with this note payable was $558 for the three months ended March 31, 2009.

NOTE 10—INCOME TAXES

Prior to the Acquisition on July 31, 2009, the Company’s results of operations were taxed as a limited liability company, whereby the Company elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying condensed consolidated financial statements for periods prior to July 31, 2009. As a result of the Acquisition, beginning on July 31, 2009, the Company’s results of operations are taxed as a C Corporation. The Company’s benefit for income taxes consists of the following for the three months ended March 31, 2010:

Current:
Federal	$—
State	(1)

Total current provision	(1)

Deferred:
Federal	1,247
State	326

Total deferred provision	1,573

Total benefit for income taxes	$1,572

A reconciliation of the federal statutory rate of 34% for the three months ended March 31, 2010 to the effective tax rate for income from operations before income taxes is as follows:

Benefit for income taxes at federal statutory rate	(34.0)%
State income taxes, net of federal benefit	(5.4)
Other	4.9

Effective income tax rate	(34.5)%

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

Deferred income tax assets (liabilities) consisted of the following:

	March 31, 2010	December 31, 2009
Deferred tax assets:
Allowance for doubtful accounts	$11	$7
Goods held for sale or auction	566	583
Deductible goodwill	661	695
Accrued liabilities	206	213
Mandatorily redeemable noncontrolling interests	647	667
Note payable to Phantom Equityholders	3,149	3,246
Share based payments	779	1,280
Net operating loss carryforward	7,304	5,075

Total gross deferred tax assets	13,323	11,766

Deferred tax liabilities:
Other intangible assets	(38)	(53)

Total gross deferred tax liabilities	(38)	(53)

Net deferred tax assets	$13,285	$11,713

As of December 31, 2009, the Company had federal net operating loss carryforwards of $12,208 and state net operating loss carryforwards of $11,298. The Company’s federal net operating loss carryforwards will expire in the tax year ending December 31, 2029 and the state net operating loss carryforwards will expire in 2030.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2010, the Company believes that it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance.

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

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

NOTE 11—EARNINGS PER SHARE

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

Basic and diluted earnings (loss) per share was calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$(2,980)	$14,786

Weighted average shares outstanding:
Basic	27,899,963	10,560,000
Effect of dilutive potential common shares:
Restricted stock units and non-vested shares	—	—
Contingently issuable shares	—	—

Diluted	27,899,963	10,560,000

Basic earnings (loss) per share	$(0.11)	$1.40
Dilute earnings (loss) per share	$(0.11)	$1.40

NOTE 12—COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject to certain legal and other claims that arise in the ordinary course of its business. The Company does not believe that the results of these claims are likely to have a material effect on its consolidated financial position or results of operations.

NOTE 13—SHARE BASED PAYMENTS

The Company’s share based payment awards principally consist of grants of restricted stock and restricted stock units. Share based payment awards also includes grants of membership interests in the Company’s majority owned subsidiaries. The grants of membership interests consist of percentage interests in the Company’s majority owned subsidiaries as determined at the date of grant. In accordance with the applicable accounting guidance, share based payment awards are classified as either equity or liabilities. For equity-classified awards, the Company measures compensation cost for the grant of membership interests at fair value on the date of grant and recognizes compensation expense in the condensed consolidated statement of operations over the requisite service or performance period the award is expected to vest. The fair value of the liability-classified award will be subsequently remeasured at each reporting date through the settlement date. Change in fair value during the requisite service period will be recognized as compensation cost over that period.

(a) Grant of Membership Interests in Limited Liability Company Subsidiaries

The limited liability company operating agreement of GAAV was amended on January 1, 2008 to admit two additional members. Both such members were granted a 3% interest in the members’ equity of GAAV. The aggregate value of the grant of the membership interests totaled $1,440. The membership interests vest one-third on January 1, 2008, the date of grant, and one-third on January 1, 2010 and the remaining one-third on January 1, 2011. The membership interests were issued as employee share based payment awards that are being recognized over the requisite service periods. Share based compensation of $40 and $100 for the three months ended March 31, 2010 and 2009, respectively, is included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations. At March 31, 2010, total unrecognized compensation expense related to the unvested portion of these grants amounted to $120 and is being recognized over the remaining service period through January 1, 2011.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

The Company determined the fair value of the share based payment awards described above based on issuances of similar member interests for cash and references to industry comparables. The Company also relied, in part, on information obtained from appraisal reports prepared by outside specialists.

(b) Restricted Stock Awards

In connection with the Acquisition, the Company granted 1,440,000 shares of common stock to the Phantom Equityholders. These shares are issuable in accordance with the following vesting schedule: 50% on January 31, 2010, 25% on July 31, 2010 and the remaining 25% on January 31, 2011. Of the 720,000 shares of common stock that vested in accordance with the vesting schedule, 296,277 shares of common stock of the Company were issued to the Phantom Equityholders, 116,277 were forfeited by the Phantom Equityholders to pay for employment withholding taxes, and the remaining 180,000 shares are being held in reserve in the event there are any escrow claims in connection with the Acquisition.

Share based compensation for these stock awards was $1,183 for the three months ended March 31, 2010 and is included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations. The corresponding income tax benefit recognized in the condensed consolidated statement of operations was $466 for the three months ended March 31, 2010.

At March 31, 2010, there was $2,958 of unrecognized share based compensation expense related to the restricted stock award, which will be recognized over the remaining vesting period of 0.8 years. The Company’s non-vested stock activity for the three months ended March 31, 2009 is summarized in the following table:

	Shares	Weighted Average Fair Value Per Share
Outstanding at December 31, 2009	—	$—
Granted	1,440,000	$4.93
Vested	(720,000)	$4.93
Foreited/Cancelled	—	$—

Outstanding at March 31, 2010	720,000	$4.93

(c) Restricted Stock Unit Activity

On August 25, 2009, each of the non-employee directors then serving on the Company’s Board of Directors were awarded 8,113 restricted stock units in connection with their initial grant of $40 and 10,142 restricted stock units in connection with their annual grant of $50. The restricted stock units had a grant date fair value of $4.93 per share. On August 21, 2009, a new non-employee director was appointed to serve on the Company’s Board of Directors and on January 27, 2010 was awarded 8,113 restricted stock units in connection with the initial grant and 10,142 restricted stock units in connection with the annual grant all having a grant date fair value of $4.20 per share. Such restricted stock units are subject to a one-year vesting period that commenced on July 31, 2009 or the date the non-employee director was appointed to the Company’s Board of Directors. The total number of restricted stock units granted was 91,275 for a total value of $437. Share based compensation for the restricted stock units of $135 for the three months ended March 31, 2010 is included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations. At March 31, 2010, there was $152 of unrecognized share based compensation expense related to these restricted stock units, which will be recognized over the remaining vesting period of 0.3 years.

(d) Great American Group, Inc. Amended and Restated 2009 Stock Incentive Plan

In connection with the consummation of the Acquisition, the Company assumed the AAMAC 2009 Stock Incentive Plan which was approved by the AAMAC stockholders on July 31, 2009 (as assumed, the “Incentive Plan”). In accordance with Section 13(a) of the Incentive Plan, in connection with the Company’s assumption of the Incentive Plan, the Board of Directors adjusted the maximum number of shares that may be delivered under the Incentive Plan to 15,644,000 to account for the two-for-one exchange ratio of Company common stock for AAMAC common stock in the Acquisition. On August 19, 2009, the Board of Directors approved an amendment and restatement of the Incentive Plan which adjusted the number of shares of the Company reserved for issuance thereunder to 7,822,000. As of March 31, 2010, there were 7,730,725 shares reserved for issuance under the Incentive Plan.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

NOTE 14—EMPLOYEE COMPENSATION ARRANGEMENTS

(a) Guaranteed Payments

On July 16, 2007, GAG, LLC entered into employment agreements with two of its members who served as officers of GAG, LLC which entitle each member to a guaranteed payment of $500 per year plus additional benefits for a three-year period. If during the term of the agreement, the officer’s employment terminates for any reason or no reason at all, the officer is entitled to receive a lump sum payment for the remaining unpaid contractual payments including fringe benefits. In connection with the Acquisition, these employment agreements were terminated and the officers entered into new employment agreements with the Company (see Note 14(c)).

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

No additional awards have been granted since the inception of the Plan and 1,000 units of the initial grant have been forfeited, 500 of which were forfeited during the year ended December 31, 2008. At December 31, 2008, a total of 6,400 units were outstanding under the Plan. As the awards vested upon grant, the Company recognized a liability based upon the number of units outstanding and the increase in book value from the grant date. Compensation expense in connection with the deferred compensation plan was $7,119 during the three months ended March 31, 2009 which is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. The Plan participants (the Phantom Equityholders) entered into amendment and release agreements in connection with the consummation of the Acquisition, pursuant to which each participants received payment in the form of a note payable. The initial aggregate principal amount of the notes payable was $9,300.

(c) Employment Agreements

In connection with the consummation of the Acquisition, the Company entered into separate employment agreements with the Chief Executive Officer, the Vice Chairman and President, the Chief Financial Officer, and the Executive Vice President of Retail Services. The employment agreements have no defined term of employment and either party to each employment agreement may terminate the employment relationship at any time. Each employment agreement provides for a base salary and annual bonuses set by the Compensation Committee of the Company’s Board of Directors, an annual increase in base salaries of no less than 5% and a monthly automobile allowance. Each employment agreement provides for the payment of severance ranging from 12 to 24 months following the date of termination, as defined therein.

NOTE 15—RELATED PARTY TRANSACTIONS

In October 2008, the Company entered into a $30,530 asset based credit facility with an affiliate of one of the Company’s members for a single liquidation contract. The credit facility, as amended, provided financing in the form of a term loan in the amount of $23,927 and letters of credit in the amount of $6,603. Borrowings under the credit facility and fees for the letters of credit bore interest at a rate of 11.0% per annum. The credit facility also required the Company to pay a success fee in the amount of 25.0% of the profits earned on the liquidation contract, if any, as defined in the credit facility. Borrowings under the term loan were repaid in December 2008 and the term loan matured on January 20, 2009. The letters of credit had an expiration date of April 1, 2009. There were outstanding letters of credit of $7,041 at December 31, 2008. The letters of credit balance was reduced to $2,448 in January 2009 until expiration in April 2009. During the three months ended March 31, 2009, interest expense was $299 (including $207 for the success fee). This amount is included in interest expense in the accompanying condensed consolidated statement of operations.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

On January 4, 2010, the Company loaned $2,706 to GAHA Fund I, a wholly-owned subsidiary of Great American Real Estate, LLC (“GARE”) which is a joint venture 50% owned by the Company and Kelley Capital, LLC. GAHA Fund I is a special purpose entity created to purchase land and a commercial building that is planned to be sold by GARE. The note receivable is collateralized by the land and commercial building which was purchased with the proceeds from the loan. The note receivable bears interest at a rate of 10% per annum and all unpaid principal and interest is due on December 15, 2010. Interest income was $67 for the three months ended March 31, 2010 and is included in interest income in the accompanying condensed consolidated statement of operations. At March 31, 2010, the note receivable in the amount of $2,706 is included in note receivable – related party and accrued interest receivable of $67 is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

NOTE 16—BUSINESS SEGMENTS

The Company’s operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally. The Company’s chief operating decision maker is a committee comprised of the Chief Executive Officer, Vice Chairman and President, and Chief Financial Officer. The Company has several operating subsidiaries through which it delivers specific services. The Company provides auction and liquidation services to stressed or distressed companies in a variety of diverse industries that have included apparel, furniture, jewelry, real estate, and industrial machinery. The Company also provides appraisal and valuation services for retail and manufacturing companies. The Company’s business is classified by management into two reportable segments: Auction and Liquidation, and Valuation and Appraisal. These reportable segments are two distinct businesses, each with a different customer base, marketing strategy and management structure. The Valuation and Appraisal reportable segment is an aggregation of the Company’s valuation and appraisal operating segments, which are primarily organized based on the nature of services and legal structure.

Additionally, the Valuation and Appraisal operating segments are aggregated into one reportable segment as they have similar economic characteristics and are expected to have similar long-term financial performance.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three months ended March 31,
	2010	2009
Auction and Liquidation reportable segment:
Revenues - Services and fees	$5,363	$33,388
Revenues - Sale of goods	1,437	3,075

Total revenues	6,800	36,463
Direct cost of services	(2,954)	(1,754)
Cost of goods sold	(1,544)	(3,189)
Selling, general, and administrative expenses	(1,661)	(1,079)
Depreciation and amortization	(22)	(14)

Segment income	619	30,427

Valuation and Appraisal reportable segment:
Revenues	5,267	5,425
Direct cost of revenues	(2,250)	(2,146)
Selling, general, and administrative expenses	(2,339)	(2,007)
Depreciation and amortization	(47)	(33)

Segment income	631	1,239

Consolidated operating income from reportable segments	1,250	31,666
Corporate and other expenses	(4,447)	(10,972)
Interest income	90	4
Other income (expense)	(412)	18
Interest expense	(1,033)	(5,930)

Income (loss) before benefit for income taxes	(4,552)	14,786
Benefit for income taxes	1,572	—

Net income (loss)	$(2,980)	$14,786

Capital expenditures:
Auction and Liquidation segment	92	33
Valuation and Appraisal segment	24	36

Total	$116	$69

	As of March 31, 2010	As of December 31, 2009
Total assets:
Auction and Liquidation segment	$68,266	$73,516
Valuation and Appraisal segment	4,565	5,157

Total	$72,831	$78,673

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

NOTE 17—SUBSEQUENT EVENTS

On May 4, 2010, the Company entered into individual amendments (each, an Amendment and collectively, the “Amendments”) to an aggregate of $52,419 of the subordinated, unsecured promissory notes with an aggregate principal amount of $55,617 (the “Notes”) issued to the Contribution Consideration Recipients in the Acquisition, effective April 30, 2010. The Notes were issued to the Contribution Consideration Recipients in connection with the Acquisition as described in Note 1.

Under the terms of the Amendments with the Great American Members (the “Member Amendments”) who hold Notes with an aggregate remaining principal balance of $46,996, the Great American Members have agreed to reduce the interest rate on their Notes to 3.75% from 12% per year. The interest rate reduction is effective retroactive to February 1, 2010. The Member Amendments also agreed to extend the maturity date of the Notes to July 31, 2018, subject to annual prepayments based upon the Company’s cash flow subject to certain limitations, as provided in the Member Amendments, including, without limitation, the Company’s maintenance of a minimum adjusted cash balance of $20,000. Each prepayment, if any, is due within 30 days of the filing of the Company’s Annual Report on Form 10-K, beginning with the Form 10-K for the fiscal year ending December 31, 2010. Prior to the Member Amendments, these Notes had a five-year maturity, with one-fifth of the principal amount of each Note payable on each anniversary of the date of issuance of the Note through the fifth anniversary of the Note.

Additionally, pursuant to the terms of their respective Amendments, certain of the Phantom Equityholders (the “Phantom Equityholder Amendments”) holding an aggregate principal balance of $5,423 of the Notes have agreed to reduce the interest rate on these Notes to 3.75% from 12% per year. The interest rate reduction is effective retroactive to February 1, 2010. The amended Notes will continue to have a five-year maturity, with one-fifth of the principal amount of each Note payable on each anniversary of the date of issuance of the Note through the fifth anniversary of the Note, or July 31, 2014. The remaining $3,198 of Notes issued to the Phantom Equityolders not amending their Notes will continue to be subject to the original terms of the Notes. In accordance with the Amendments to the Notes, the current portion of the Notes in the amount of $1,724 and the long-term portion of the Notes in the amount of $53,893 has been recorded in the accompanying condensed consolidated balance sheet as of March 31, 2010.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this Quarterly Report to conform such statements to actual results or to changes in our expectations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in Item 1A of Part II of this Quarterly Report under the caption “Risk Factors”.

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

The Company received net proceeds of $69,258 from AAMAC as a result of the Acquisition and issued 19,346,626 shares of common stock of the Company to AAMAC shareholders. At closing, $23,013 was deposited in a separate account with the transfer agent pending conduct of the Warrant Redemption. The Great American Members received 10,560,000 shares of common stock of the Company and $82,436 in accordance with the Purchase Agreement consisting of (i) cash distributions totaling $31,736 from GAG, LLC and (ii) $50,700 representing their share of the $60,000 unsecured subordinated promissory note. The remaining portion of the unsecured subordinated promissory note, which amounted to $9,300, was issued to the Phantom Equityholders in settlement of accrued compensation payable pursuant to the deferred compensation plan as more fully described in Note 14(b) to the condensed consolidated financial statements.

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

Together with our predecessors, we have been in business since 1973. For over 36 years, we and our predecessors have provided retail, wholesale and industrial auction and liquidation solutions to clients. Past clients include Boeing, Apple Computers, Circuit City, Friedman’s Jewelers, Hechinger, Mervyns, Tower Records, Eaton’s, Hancock Fabrics, Movie Gallery, Linens N Things, Kmart, Sears, Montgomery Ward, Whitehall Jewelers, Gottschalks, Fortunoff, and Ritz Camera. Since 1995, we have participated in liquidations involving over $23 billion in aggregate asset value and auctioned assets with an estimated aggregate value of over $6 billion.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, allowance for doubtful accounts, goods held for sale or auction, goodwill and other intangible assets, share-based compensation and income taxes can be found in our 2009 Annual Report on Form 10-K. There have been no material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended March 31, 2010.

Results of Operations

The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Condensed Consolidated Statements of Operations

(dollars in thousands)

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	Amount	%	Amount	%
Revenues:
Services and fees	$10,630	88.1%	$38,813	92.7%
Sale of goods	1,437	11.9%	3,075	7.3%

Total revenues	12,067	100.0%	41,888	100.0%
Operating expenses:
Direct cost of services	5,204	43.1%	3,900	9.3%
Cost of goods sold	1,544	12.8%	3,189	7.6%
Selling, general and administrative expenses	8,516	70.6%	14,105	33.7%

Total operating expenses	15,264	126.5%	21,194	50.6%

Operating income (loss)	(3,197)	-26.5%	20,694	49.4%

Other income (expense)	(412)	-3.4%	18	0.0%
Interest income	90	0.7%	4	0.0%
Interest expense	(1,033)	-8.6%	(5,930)	-14.2%

Income (loss) from operations before benefit for income taxes	(4,552)	-37.7%	14,786	35.3%
Benefit for income taxes	1,572	13.0%	—	0.0%

Net income (loss)	$(2,980)	-24.7%	$14,786	35.3%

Revenues. Total revenues decreased $29.8 million, or 71.2%, to $12.1 million during the three months ended March 31, 2010 from $41.9 million during the three months ended March 31, 2009. The decrease in revenues was primarily due to a $29.7 million decrease in revenues in the auction and liquidation segment and a $0.1 million decrease in revenues in the valuation and appraisal services segment in 2010 as compared to the same period in 2009. The decrease in revenues in the auction and liquidation segment was due to fewer liquidation engagements during the three months ended March 31, 2010 as economic conditions for retailers and credit markets improved from the prior year. In comparison, during the three months ended March 31, 2009, we earned revenues of $16.0 million and $9.7 million from two large consumer product retailers conducting bankruptcy liquidation sales. The decrease in revenues of $0.1 million in the valuation and appraisal services segment was primarily due to a decrease in revenues related to asset valuations that we perform for asset-based loans on machinery and equipment.

Revenue and Gross Margin by Segment

(dollars in thousands)

Auction and Liquidation Segment:

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	Amount	%	Amount	%
Revenues:
Services and fees	$5,363	78.9%	$33,388	91.6%
Sale of goods	1,437	21.1%	3,075	8.4%

Total revenues	6,800	100.0%	36,463	100.0%

Direct cost of services	2,954	43.4%	1,754	4.8%
Cost of goods sold	1,544	22.7%	3,189	8.7%

Total operating expenses	4,498	66.1%	4,943	13.5%

Gross margin	$2,302	33.9%	$31,520	86.5%

Gross margin services and fees	44.9%		94.7%
Gross margin sales of goods	-7.4%		-3.7%

Revenues in the auction and liquidation segment decreased $29.7 million, or 81.4%, to $6.8 million during the three months ended March 31, 2010 from $36.5 million during the three months ended March 31, 2009. Revenues from services and fees decreased to $5.4 million during the three months ended March 31, 2010, a decrease of $28.0 million, or 83.9%, from $33.4 million during the three months ended March 31, 2009. The $28.0 million decrease in revenues from services and fees was primarily due to a decrease in revenues from liquidation engagements where we provided a minimum recovery value for goods sold during three months ended March 31, 2010. During the three months ended March 31, 2009, we earned revenues of $16.0 million and $9.7 million from two large consumer product retailers conducting bankruptcy liquidation sales. There were no large retail liquidation engagements during the three months ended March 31, 2010. Revenues from gross sales of goods where we held title to the goods decreased to $1.4 million during the three months ended March 31, 2010 from $3.1 million during the three months ended March 31, 2009. The decrease in gross revenues from the sales of goods where we held title to the goods was primarily due the sale of goods with lower asset values in 2010 as compared to 2009.

Gross margin in the auction and liquidation segment was 33.9% of revenues during the three months ended March 31, 2010, as compared to 86.5% during the three months ended March 31, 2009. The decrease in the gross margin was primarily due to a decrease in revenues from liquidation engagements in 2010 where we provided a minimum recovery value for goods sold with the related revenues being recognized on a net basis as compared to the three months ended March 31, 2009. The gross margins from these liquidation engagements are higher than the gross margins we earn from fee and commission based liquidation engagements. The changes in the mix of revenue, volume and related costs during the three months ended March 31, 2010 resulted in the decrease in gross margin for service and fee liquidation engagements to 44.9% from 94.7% during the same period in 2009.

Gross margin from the sales of goods where we held title decreased to (7.4%) during the three months ended March 31, 2010 as compared to a gross margin of 93.9% during the three months ended March 31, 2009. The gross margin was unfavorably impacted due to liquidation sales of certain equipment with lower profit margins in 2010 as compared to the same period in 2009.

Valuation and Appraisal Segment:

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	Amount	%	Amount	%
Revenues - Services and fees	$5,267	100.0%	$5,425	100.0%
Direct cost of services	2,250	42.7%	2,146	39.6%

Gross margin	$3,017	57.3%	$3,279	60.4%

Revenues in the valuation and appraisal segment decreased $0.1 million, or 2.9%, to $5.3 million during the three months ended March 31, 2010 from $5.4 million during the three months ended March 31, 2009. The decrease in revenues was primarily due to a decrease in revenues related to asset valuations conducted for lenders on asset-based loans for machinery and equipment.

Gross margins in the valuation and appraisal segment decreased to 57.3% of revenues during the three months ended March 31, 2010 as compared to 60.4% of revenues during the three months ended March 31, 2009. Gross margins in 2010 were negatively impacted by the increase in headcount in the second half of 2009 resulting in additional salaries and wages in 2010 as compared to 2009.

Operating Expenses

Direct Costs of Services. Total direct costs of services increased $1.3 million, or 33.4%, to $5.2 million during the three months ended March 31, 2010 from $3.9 million during the three months ended March 31, 2009. Direct costs of services in the auction and liquidation segment increased $1.2 million, or 68.4%, to $3.0 million during the three months ended March 31, 2010 from $1.8 million during the three months ended March 31, 2009. This increase in expenses was primarily due to an increase in the number of fee and commission type of engagements where we contractually bill fees, commissions and reimbursable expenses as compared to the same period in 2009. Direct costs of services in the valuation and appraisal services segment increased $0.1 million, or 4.8%, to $2.3 million during the three months ended March 31, 2010 from $2.2 million during the three months ended March 31, 2009. This increase was primarily due to an increase in headcount in the second half of 2009 resulting in additional salaries and wages in 2010 as compared to the same period in 2009.

Cost of Goods Sold. Cost of goods sold increased $1.3 million to $1.5 million during the three months ended March 31, 2010 from $0.2 million during the three months ended March 31, 2009. As a percentage of gross sales of goods where we hold title to the goods, costs of goods sold was 107.4% during the three months ended March 31, 2010 as compared to 103.7% during the three months ended March 31, 2009. The increase in cost of goods sold as a percentage of gross sales of goods was primarily the result of the sale of goods with lower asset values and gross margins in 2010 as compared to 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended March 31, 2010 and 2009 were comprised of the following:

Selling, General and Administrative Expenses by Segment

	Three months ended March 31, 2010		Three months ended March 31, 2009		Change
	Amount	%	Amount	%	Amount	%
Auction and liquidation	$1,683	19.8%	$1,093	7.7%	$590	54.0%
Valuation and appraisal	2,386	28.0%	2,040	14.5%	346	17.0%
Corporate and other	4,447	52.2%	10,972	77.8%	(6,525)	-59.5%

Total selling, general & administrative expenses	$8,516	100.0%	$14,105	100.0%	$(5,589)	-39.6%

Selling, general and administrative expenses in the auction and liquidation segment increased $0.6 million, or 54.0%, to $1.7 million during the three months ended March 31, 2010 from $1.1 million for the three months ended March 31, 2009. The increase was primarily due to an increase in payroll and operating expenses from the expansion of our European operations during the three months ended March 31, 2010. Selling, general and administrative expenses in the valuation and appraisal services segment increased $0.4 million, or 17.0%, to $2.4 million during the three months ended March 31, 2010 from $2.0 million for the three months ended March 31, 2009. This increase was primarily due to an increase in personnel costs due to additional hires in the second half of 2009 related to the expansion of the business development team and an increase in advertising and promotional expenses during the three months ended March 31, 2010 as compared to the same period in 2009. Selling, general and administrative expenses for corporate and other decreased $6.5 million to $4.4 million during the three months ended March 31, 2010 from $11.0 million for the three months ended March 31, 2009. This decrease was primarily due to a decrease of $7.2 million of expense during the three months ended March 31, 2010 related to the deferred compensation plan for the Phantom Equityholders that was terminated in connection with the Acquisition. This decrease in expenses was offset by an increase in legal, accounting and professional fees of $0.7 million during the three months ended March 31, 2010 primarily due to additional expenses incurred to operate as a public company.

Other Income (Expense). Other expense was $0.4 million during the three months ended March 31, 2010 as compared to $0.0 million during the three months ended March 31, 2009. The increase in other expense is primarily due to our 50% share of losses generated in the three months ended March 31, 2010 from the operations of Great American Real Estate, LLC (“GARE”), a joint venture with Kelly Capital to conduct auctions of foreclosed residential real estate properties and residential and commercial loan sales to third parties on behalf of financial institutions and other private parties.

Interest Expense. Interest expense decreased to $1.0 million during the three months ended March 31, 2010 from $5.9 million during the three months ended March 31, 2009. The interest expense is the three months ended March 31, 2009 was comprised of $5.3 million of interest expense on borrowings outstanding under our credit facilities for liquidation engagements and $0.6 million of interest expense on borrowings used to finance certain machinery and equipment. During the three months ended March 31, 2010, interest expense was primarily related to interest expense on the notes payable issued to the Great American Members and Phantom Equityholders as a result of the Acquisition in July 2009.

Income (Loss) from Operations. Loss from operations was $4.6 million during the three months ended March 31, 2010 as compared to income from operations of $14.8 million during the three months ended March 31, 2009. The decrease in income from operations in 2010 was primarily due to the decrease in revenues and profits earned in the Auction and Liquidation segment, offset by a decrease in selling, general and administrative expenses and interest expense in 2010 as compared to 2009, as described above.

Net Income (Loss). Net loss for the three months ended March 31, 2010 was $3.0 million during the three months ended March 31, 2010 as compared to net income of $14.8 million during the three months ended March 31, 2009. The decrease in net income during the three months ended March 31, 2010 was primarily due to the decrease in revenues and profits earned in the Auction and Liquidation segment, offset by a decrease in selling, general and administrative expenses and interest expense in 2010 as compared to 2009 as previously discussed.

Liquidity and Capital Resources

On July 31, 2009, pursuant to the terms of the Purchase Agreement, the Acquisition was consummated and the Great American Members contributed all of their membership interests of GAG, LLC to the Company in exchange for 10,560,000 shares of common stock of the Company and a subordinated unsecured promissory note an initial principal amount of $60.0 million (which was reduced by a principal payment of $4.4 million at the closing of the Acquisition) issued in favor of the Contribution Consideration Recipients. On August 28, 2009, the note was replaced with separate subordinated unsecured promissory notes issued in favor of each of the Contribution Consideration Recipients. The notes were payable in five equal annual principal payments of $11,123 due on the anniversary date of the notes beginning July 31, 2010 through July 31, 2014 with interest payable quarterly in arrears beginning October 31, 2009. On April 30, 2010, the interest rate on $52.4 million of the $55.6 million principal amount outstanding was reduced from 12.0% per annum to 3.75% per annum and the maturity date for $47.0 million of the $55.6 million was extended to mature on July 31, 2018, subject to annual prepayments based upon the Company’s cash flow subject to certain limitations, as provided in the amendment to the notes payable, including, without limitation, the Company’s maintenance of a minimum adjusted cash balance of $20 million. The interest rate reduction is effective retroactive to February 1, 2010. Each prepayment, if any, is due within 30 days of the filing of the Company’s Annual Report on Form 10-K, beginning with the Form 10-K for the fiscal year ending December 31, 2010.

The Company received net proceeds of $69,258 from AAMAC as a result of the Acquisition and issued 19,346,626 shares of common stock of the Company to AAMAC shareholders. At closing, $23,013 was deposited in a separate account with the transfer agent pending conduct of the Warrant Redemption. The Great American Members received 10,560,000 shares of common stock of the Company and $82,436 in accordance with the Purchase Agreement consisting of (i) cash distributions totaling $31,736 from GAG, LLC and (ii) $50,700 representing their share of the $60,000 unsecured subordinated promissory note. The remaining portion of the unsecured subordinated promissory note, which amounted to $9,300, was issued to the Phantom Equityholders in settlement of accrued compensation payable pursuant to the deferred compensation plan as more fully described in Note 14(b).

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

In accordance with the terms of the Warrant Amendment, the Company redeemed all of the outstanding warrants to purchase shares of its common stock for $0.50 each as of October 29, 2009. The aggregate warrant redemption consideration paid to the warrant holders was approximately $23.0 million. The warrants ceased being quoted on the OTC Bulletin Board on November 2, 2009.

The Company’s principal sources of liquidity are cash and cash equivalents as a result of the Acquisition, cash provided by operating activities, and funds available under revolving credit facilities and special purpose financing arrangements.

	Three Months Ended March 31,
	2010	2009
Net cash provided by (used in):
Operating activities	$(6,088)	$53,791
Investing activities	(2,363)	(19,637)
Financing activities	(1,241)	7,280

Net increase (decrease) in cash and cash equivalents	$(9,692)	$41,434

Cash used in operating activities was $6.1 million for the three months ended March 31, 2010 compared to cash provided by operating activities of $53.8 million in the same period in 2009. The decrease in cash provided by operating activities in 2010 was primarily due to a decrease in revenue and income from operations in the Auction and Liquidation segment. During the three months ended March 31, 2009, the Company earned revenues of $16.0 million and $9.7 million from two large consumer product retailers conducting bankruptcy liquidation sales. There were no large retail liquidation engagements during the three months ended March 31, 2010. Net cash used in investing activities was $2.4 million for the three months ended March 31, 2010 and $19.6 million in the same period in 2009. The decrease in net cash used in investing activities in 2010 was primarily due to a decrease the increase in restricted cash in 2009 that was required for the two large liquidation engagements. Cash used in financing activities was $1.2 million for the three months ended March 31, 2010 compared to cash provided by financing activities of $7.3 million in the same period in 2009. Cash used in financing activities in 2010 consisted of $0.9 million used for the payment of employment taxes on the vesting of restricted stock that was awarded to the Phantom Equityholders in connection with the Acquisition and $0.3 million of distributions to noncontrolling interests. In the three months ended March 31, 2009, cash provided by financing activities was primarily the result of proceeds used by the Company from its credit facilities to conduct the two large liquidation engagements. There were no large liquidation engagements during the three months ended March 31, 2010 that required the Company to borrow funds under its credit facilities.

From time to time, the Company utilizes its asset based credit facility to fund costs and expenses incurred in connection with liquidation engagements. The Company also utilizes this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. At March 31, 2010, there was no outstanding balance under the credit facility. The Company is permitted to borrow up to $75.0 million under the credit facility; however, borrowings under the credit facility are only made at the discretion of the lender. The Company typically seeks borrowings on an engagement-by-engagement basis. The credit facility expires in October 2010, however, borrowings under the credit facility are generally required to be repaid within 180 days.

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

One of our subsidiaries utilizes a factoring agreement to provide working capital to finance the operations within the Valuation and Appraisal segment. The factoring agreement is scheduled to expire on May 22, 2010. The factoring agreement provides for the Factor, at its discretion, to purchase on a nonrecourse basis, all of our subsidiary’s customer receivables. The Factor is responsible for servicing the receivables and pays 90% of the net receivable invoice amount upon request by our subsidiary and retains the remaining 10% in a reserve. Accounts receivable sold to the Factor were $3.5 million and $3.4 million for the three months ended March 31, 2010 and 2009, respectively. Effective December 1, 2009, the interest charge by the Factor was reduced to London Interbank Offered Rate (“LIBOR”) plus 4.5% on the net uncollected outstanding balance of the receivables purchased.

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

New Accounting Standards

In January 2010 the FASB issued ASU 2009-16, Accounting for Transfers of Financial Assets (FASB Statement No. 166, Accounting for Transfers of Financial Assets), or ASU 2009-16, which eliminates the concept of a “qualifying special-purpose entity” (QSPE), revises conditions for reporting a transfer of a portion of a financial asset as a sale (e.g., loan participations), clarifies the derecognition criteria, eliminates special guidance for guaranteed mortgage securitizations, and changes the initial measurement of a transferor’s interest in transferred financial assets. ASU 2009-16 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. We adopted the provisions of this ASU effective January 1, 2010, which did not have a material impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk consists of risk related to changes in interest rates. We utilize borrowings under our credit facilities to fund costs and expenses incurred in connection with liquidation contracts. Borrowings under our credit facilities bear interest at a floating rate of interest.

The primary objective of the our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investments allow us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and certificates of deposit. Our cash and cash equivalents through March 31, 2010 included amounts in bank checking, certificates of deposit and liquid money market accounts. The Company believes it has minimal interest rate risk. A one percentage point decrease in the average interest rate on our portfolio would have reduced its interest income for the three months ended March 31, 2010 by an immaterial amount.

The Company has not used derivative financial instruments for speculation or trading purposes.

Item 4T.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2010. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2010.

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

In connection with the consummation of the Acquisition, we issued subordinated unsecured promissory notes in the principal amount of $55.6 million payable to the Great American Members and the Phantom Equityholders, which includes our Vice Chairman and CEO who own or control, in the aggregate, 10,560,000 shares of our common stock or 34.8% of our outstanding common stock as of March 31, 2010. Based on this indebtedness and other obligations resulting from the Acquisition, such indebtedness could have material consequences for our business, operations and liquidity position, including the following:

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

Our executive officers, directors and their affiliates own or control, in the aggregate, approximately 39.7% of our outstanding common stock as of March 31, 2010. In particular, our Vice Chairman and CEO own or control, in the aggregate, 10,560,000 shares of our common stock or 34.8% of our outstanding common stock as of March 31, 2010. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that noncontrolling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Reserved)

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report are listed in the index to exhibits immediately preceding such exhibits, which index to exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT AMERICAN GROUP, INC.

Date: May 17, 2010	By:	/S/ PAUL S. ERICKSON
	Name:	Paul S. Erickson
	Title:	Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934*

32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†

32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†

*	Filed herewith.
†	These exhibits are being “furnished” and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.