Form 10-Q
period 2010-06-30
Great American Group, Inc.
filed 2010-08-16
CIK 1464790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-54010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 30, 2010, there were 30,318,705 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Great American Group, Inc.

Quarterly Report on Form 10-Q

For The Quarter Ended June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,493	$37,989
Restricted cash	1,895	459
Accounts receivable, net	1,915	2,628
Advances against customer contracts	5,563	58
Income taxes receivable	851	1,100
Goods held for sale or auction	13,956	15,014
Note receivable - related party	2,706	—
Deferred income taxes	5,459	8,475
Prepaid expenses and other current assets	955	981

Total current assets	59,793	66,704
Property and equipment, net	1,484	1,411
Goodwill	5,688	5,688
Other intangible assets, net	302	382
Deferred income taxes	12,088	3,238
Other assets	648	1,250

Total assets	$80,003	$78,673

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$9,726	$9,192
Auction and liquidation proceeds payable	683	446
Mandatorily redeemable noncontrolling interests	2,661	2,619
Asset based credit facility	8,746	—
Current portion of long-term debt	1,724	11,123
Note payable	11,705	11,705
Current portion of capital lease obligation	25	25

Total current liabilities	35,270	35,110
Capital lease obligation, net of current portion	57	69
Long-term debt, net of current portion	53,893	44,494

Total liabilities	89,220	79,673

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 135,000,000 shares authorized; 30,318,705 and 30,022,478 issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	3	3
Additional paid-in capital	1,121	(249)
Retained earnings (deficit)	(10,341)	(754)

Total stockholders’ equity (deficit)	(9,217)	(1,000)

Total liabilities and stockholders’ equity (deficit)	$80,003	$78,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Services and fees	$2,279	$10,974	$12,909	$49,787
Sale of goods	2,936	4,066	4,373	7,141

Total revenues	5,215	15,040	17,282	56,928

Operating expenses:
Direct cost of services	2,882	3,848	8,086	7,748
Cost of goods sold	3,993	2,513	5,537	5,702
Selling, general and administrative expenses	8,083	4,733	16,599	18,838

Total operating expenses	14,958	11,094	30,222	32,288

Operating income (loss)	(9,743)	3,946	(12,940)	24,640
Other income (expense):
Other income (expense)	(455)	(257)	(867)	(239)
Interest income	87	4	177	8
Interest expense	(759)	(1,014)	(1,792)	(6,944)

Income (loss) from operations before benefit for income taxes	(10,870)	2,679	(15,422)	17,465
Benefit for income taxes	4,263	—	5,835	—

Net income (loss)	$(6,607)	$2,679	$(9,587)	$17,465

Weighted average basic shares outstanding	27,998,705	10,560,000	27,949,607	10,560,000
Weighted average diluted shares outstanding	27,998,705	10,560,000	27,949,607	10,560,000
Basic and diluted earnings (loss) per share	$(0.24)	$0.25	$(0.34)	$1.65
Diluted earnings (loss) per share	$(0.24)	$0.25	$(0.34)	$1.65
PRO FORMA COMPUTATION RELATED TO CONVERSION TO C CORPORATION FOR INCOME TAX PURPOSES (unaudited):
Historical income from operations before income taxes		$2,679		$17,465
Pro forma provision for income taxes		(1,055)		(6,881)

Pro forma net income		$1,624		$10,584

Pro forma weighted average basic shares outstanding		10,560,000		10,560,000
Pro forma weighted average diluted shares outstanding		10,560,000		10,560,000
Pro forma basic and diluted earnings per share		$0.15		$1.00
Pro forma diluted earnings (loss) per share		$0.15		$1.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2010

(Unaudited)

(Dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance, January 1, 2010	—	$—	30,022,478	$3	$(249)	$(754)	$(1,000)
Vesting of restricted stock, net of shares withheld for employee taxes	—	—	296,227	—	(948)	—	(948)
Share based compensation	—	—	—	—	2,318	—	2,318
Net loss for the six months ended June 30, 2010	—	—	—	—	—	(9,587)	(9,587)

Balance, June 30, 2010	—	$—	30,318,705	$3	$1,121	$(10,341)	$(9,217)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(9,587)	$17,465
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	375	293
Provision (recoveries) of doubtful accounts	45	(18)
Impairment of goods held for sale or auction	1,308	—
Share-based payments	2,398	200
Guaranteed payment distributions	—	534
Non-cash interest	—	6
Loss on disposal of assets	2	—
Deferred income taxes	(5,835)	—
Income allocated to mandatorily redeemable noncontrolling interests	661	1,022
Change in operating assets and liabilities:
Accounts receivable and advances against customer contracts	(4,837)	(386)
Income taxes receivable	249	—
Goods held for sale or auction	(250)	2,036
Prepaid expenses and other assets	629	(3,965)
Accounts payable and accrued expenses	534	1,555
Auction and liquidation proceeds payable	237	977
Accrued compensation plans	—	5,901

Net cash provided by (used in) operating activities	(14,071)	25,620

Cash flows from investing activities:
Purchases of property and equipment	(370)	(262)
Increase in note receivable - related party	(2,706)	—
Decrease (increase) in restricted cash	(1,436)	(3,574)

Net cash used in investing activities	(4,512)	(3,836)

Cash flows from financing activities:
Proceeds from asset based credit facility, net	8,746	—
Repayments of long-term debt and capital lease obligations	(12)	(1,175)
Payment of employment taxes on vesting of restricted stock	(948)	—
Distributions to stockholders	—	(2,118)
Distribution to noncontrolling interests	(699)	(735)

Net cash provided by (used in) financing activities	7,087	(4,028)

Net increase (decrease) in cash and cash equivalents	(11,496)	17,756
Cash and cash equivalents, beginning of period	37,989	16,965

Cash and cash equivalents, end of period	$26,493	$34,721

Supplemental disclosures:
Interest paid	$2,350	$5,892

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

The Purchase Agreement also provides for the issuance of 6,000,000 additional shares of common stock (the “Contingent Stock Consideration”) to the Contribution Consideration Recipients as follows: (a) in the event GAG, LLC achieves any one of (i) $45,000 in Adjusted EBITDA (as defined in the Purchase Agreement) for the twelve months ending December 31, 2009, (ii) $47,500 in Adjusted EBITDA for the twelve months ending March 31, 2010, or (iii) $50,000 in Adjusted EBITDA for the twelve months ending June 30, 2010, the Company will be obligated to issue to the Contribution Consideration Recipients 2,000,000 shares of the Contingent Stock Consideration; (b) in the event GAG, LLC achieves $55,000 in Adjusted EBITDA (as defined in the Purchase Agreement) for the fiscal year ending December 31, 2010, then the Company will be obligated to issue to the Contribution Consideration Recipients 2,000,000 shares of the Contingent Stock Consideration; and (c) in the event GAG, LLC achieves $65,000 in Adjusted EBITDA (as defined in the Purchase Agreement) for the fiscal year ending December 31, 2011, then the Company will be obligated to issue to the Contribution Consideration Recipients 2,000,000 shares of the Contingent Stock Consideration; provided; however, that if the Company does not achieve the December 31, 2010 Adjusted EBITDA target but does achieve the December 31, 2011 Adjusted EBITDA target, then the Company will be obligated to issue to the Contribution Consideration Recipients 4,000,000 shares of the Contingent Stock Consideration. The Company’s issuance of Contingent Stock Consideration will be in accordance with the Purchase Agreement described below. The Company did not achieve the Adjusted EBITDA target for the year ending December 31, 2009, the twelve months ended March 31, 2010, or the twelve months ended June 30, 2010.

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

In the condensed consolidated statement of operations, the recapitalization of the number of shares of common stock attributable to the Great American Members is reflected retroactive to January 1, 2009. Accordingly, the number of shares of common stock used to calculate the Company’s earnings per share for the three and six months ended June 30, 2009 totals 10,560,000 consisting of the number of shares of common stock issued to the Great American Members as consideration for their Contribution.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) LiquidityMatters

Over the past years, the Company’s growth has been funded through a combination of profits generated from operations and more recently from proceeds received from AAMAC in connection with the Acquisition. In the quarters ended March 31, 2010 and June 30, 2010, the operating profits generated by the Company’s Auction and Liquidation segment have been negatively impacted due to fewer retail liquidation engagements conducted by the Company. As economic conditions and credit markets have improved for retailers, the number of large retail liquidation engagements in the auction and liquidiation industry has decreased from historical levels. These factors, in addition to the interest expense on the $55,617 of subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, have resulted in the net use of $14,071 of cash from operations during the six months ended June 30, 2010.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

On May 4, 2010, the Company entered into individual amendments (each, an Amendment and collectively, the “Amendments”) to an aggregate of $52,419 of the $55,617 principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders and the interest rate was reduced from 12.0% per annum to 3.75% per annum. In addition, the maturity date for $46,996 of the $55,617 principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members was extended to July 31, 2018, subject to annual prepayments based upon the Company’s cash flow subject to certain limitations as provided in the amendment to the notes payable, including, without limitation, the Company’s maintenance of a minimum adjusted cash balance of $20,000. The terms of these amendments to the subordinated promissory notes payable significantly reduce the annual cash required to service this debt.

In addition to amending the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, we are evaluating our current business plan to streamline operations to increase operating efficiencies and reduce operating expenses. This review includes an evaluation of the advisability of a strategic realignment of our operating divisions, expense reductions, and a reevaluation of the recent expansion plans which were implemented in 2009 to increase the types of services we offer to our clients and geographic reach of our operations. We expect to complete this review and begin to implement changes during the second half of 2010.

As of June 30, 2010, the Company had approximately $26,493 in unrestricted cash and an outstanding balance under the asset based credit facility in the amount of $8,746. During July 2010, the Company collected approximately $5,563 in advances against customer contracts and paid off the $8,746 outstanding balance on the asset based credit facility. The Company believes that its current cash and cash equivalents, funds available under its asset based credit facility and cash expected to be generated from operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. The Company continues to monitor its financial performance to ensure sufficient liquidity to fund operations.

(b) Principles of Consolidation and Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements as permitted under applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

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

Revenues in the Valuation and Appraisal segment are primarily comprised of fees for valuation and appraisal services. Revenues are recognized upon the delivery of the completed services to the related customers and collection of the fee is reasonably assured. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs which totaled $594 and $664 for the three months ended June 30, 2010 and 2009, respectively, and $1,228 and $1,197 for the six months ended June 30, 2010 and 2009, respectively.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

Revenues in the Auction and Liquidation segment are comprised of (i) commissions and fees earned on the sale of goods at auctions and liquidations; (ii) revenues from auction and liquidation services contracts where the Company guarantees a minimum recovery value for goods being sold at auction or liquidation; (iii) revenue from the sale of goods that are purchased by the Company for sale at auction or liquidation sales events; and (iv) revenues from contractual reimbursable expenses incurred in connection with auction and liquidation contracts. During the three and six months ended June 30, 2010, revenues in the Auction and Liquidation segment also include estimated losses that were accrued at June 30, 2010 on the performance of retail liquidation services engagements where we guarantee a minimum recovery value for goods sold.

Commission and fees earned on the sale of goods at auction and liquidation sales are recognized when evidence of an arrangement exists, the sales price has been determined, title has passed to the buyer and the buyer has assumed the risks of ownership, and collection is reasonably assured. The commission and fees earned for these services are included in revenues in the accompanying condensed consolidated statement of operations. Under these types of arrangements, revenues also include contractual reimbursable costs which totaled $435 and $1,322 for the three months ended June 30, 2010 and 2009, respectively, and $3,110 and $2,962 for the six months ended June 30, 2010 and 2009, respectively.

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

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues	$—	$2,370	$—	$32,514
Operating expenses:
Direct cost of revenues	$—	$15	$—	$288

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

(e) Concentration of Risk

Revenues from two liquidation service contracts represented 28.9% and 17.0% of total revenues during the six months ended June 30, 2009. Revenues in the Valuation and Appraisal segment and the Auction and Liquidation segment are primarily generated in the United States.

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

(f) Income Taxes

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

The unaudited pro forma computation of income tax (benefit) included in the condensed consolidated statements of operations, represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation for the three and six months ended June 30, 2009. Pro forma taxes are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Actual rates and expenses could have differed had the Company actually been subject to U.S. federal and state income taxes for all periods presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to U.S. federal and state income taxes as a corporation for the three and six months ended June 30, 2009.

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

(g) Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(h) Restricted Cash

The Company maintains deposits in accounts under the control of a financial institution as collateral for letters of credit relating to liquidation engagements in connection with the $100,000 credit facility described in Note 7(a). As of December 31, 2009, the cash collateral for letters of credit and success fees was $459.

(i) Accounts Receivable

Accounts receivable represents amounts due from the Company’s valuation and appraisal customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company’s bad debt expense totaled $22 and $0 for the three months ended June 30, 2010 and 2009, respectively, and $45 and $0 for the six months ended June 30, 2010 and 2009, respectively. Bad debt expense is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

(j) Goods Held for Sale or Auction

Goods held for sale or auction are stated at the lower of cost, determined by the specific-identification method, or market.

(k) Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation and amortization expense was $195 and $151 for the three months ended June 30, 2010 and 2009, respectively, and $375 and $293 for the six months ended June 30, 2010 and 2009, respectively.

(l) Goodwill and Other Intangible Assets

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

(m) Fair Value Measurements

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

The Company records mandatorily redeemable noncontrolling interests that were issued after November 5, 2003 at fair value (see Note 13(a)) with fair value determined in accordance with the Codification. The table below presents information about the Company’s mandatorily redeemable noncontrolling interests that are measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 which are categorized using the three levels of fair value hierarchy. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

The following tables present information on the liabilities measured and recorded at fair value on a recurring basis as of June 30, 2010 and December 31, 2009.

		Financial Assets Measured at Fair Value on a Recurring Basis at June 30, 2010, Using
	Fair Value at June 30, 2010	Quoted prices in active markets for idential assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,380	$—	$—	$2,380

Total liabilities measured at fair value	$2,380	$—	$—	$2,380

		Financial Assets Measured at Fair Value on a Recurring Basis at December 31, 2009, Using
	Fair Value at December 31, 2009	Quoted prices active markets for idential assets (Level 1)	observable inputs (Level 2)	unobservable inputs (Level 3)
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,361	$—	$—	$2,361

Total liabilities measured at fair value	$2,361	$—	$—	$2,361

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

(n) Recent Accounting Pronouncements

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

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

NOTE 4— ACCOUNTS RECEIVABLE

The components of accounts receivable net include the following:

	June 30, 2010	December 31, 2009
Accounts receivable not subject to factoring agreement	$1,038	$931
Unbilled receivables	346	995
Amounts due from factor	537	720

Total accounts receivable	1,921	2,646
Allowance for doubtful accounts	(6)	(18)

Accounts receivable, net	$1,915	$2,628

Additions and changes to the allowance for doubtful accounts consists of the following

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Balance, beginning of period	$30	$82	$18	$82
Add: Additions to reserve	22	—	45	—
Less: Write-offs	(46)	(40)	(57)	(40)
Less: Recoveries	—	—	—	—

Balance, end of period	$6	$42	$6	$42

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

GAAV is a party to a factoring agreement, dated as of May 22, 2007 (the “Factoring Agreement”) with FCC LLC, d/b/a First Capital Western Region, LLC (the “Factor”). The Factoring Agreement, which provides for an initial term of two years and a one-year automatic extension unless GAAV provides written notice of termination to the Factor, will expire on May 22, 2011. The Factor, at its discretion, purchases on a nonrecourse basis, all of the GAAV’s customer receivables. The Factor is responsible for servicing the receivables. The Factor pays 90% of the net receivable invoice amount upon request by GAAV and retains the remaining 10% in a reserve. The Factor, at its discretion, may offset the reserve for amounts not collected or outstanding at the end of the term of the Factoring Agreement. GAAV may request releases from the reserve for any excess over a minimum balance set by the Factor. The Factor charges a factoring commission equal to 0.25% of the gross invoice amount of each account purchased, or five dollars per invoice, whichever is greater, with a minimum commission of $24 per year, prorated for the first year. The Factor also charges interest at prime plus 1% with a floor of 8% on the net uncollected outstanding balance of the receivables purchased. Effective December 1, 2009, the interest rate charged by the Factor was reduced to London Interbank Offered Rate (“LIBOR”) plus 4.5% on the net uncollected outstanding balance of the receivables purchased. One of the members of the GAAV personally guarantees up to a maximum of $500 plus interest and certain fees for accounts receivables sold pursuant to the Factoring Agreement.

The sale of the receivables is accounted for in accordance with the accounting guidance for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with the Codification, receivables are considered sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables, and the Company has surrendered control over the transferred receivables. Accounts receivable sold to the Factor were $3,439 and $3,911 during the three months ended June 30, 2010 and 2009, respectively, and $6,934 and $7,327 for the six months ended June 30, 2010 and 2009, respectively. Factoring commissions and other fees based on advances were $31 and $44 for the three months ended June 30, 2010 and 2009, respectively, and $52 and $88 for the six months ended June 30, 2010 and 2009, respectively. Factoring commissions and other fees are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

NOTE 5—GOODS HELD FOR SALE OR AUCTION

	June 30, 2010	December 31, 2009
Machinery and equipment	$12,690	$13,129
Aircraft parts	1,266	1,885

Total	$13,956	$15,014

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

Other intangible assets with finite lives includes customer relationships which are being amortized over their estimated useful lives of 6 years. Amortization expense was $40 for each of the three month periods ended June 30, 2010 and 2009 and $80 for each of the six month periods ended June 30, 2010 and 2009. At June 30, 2010, the estimated future amortization expense for each of the succeeding years is as follows: $80 for the remainder of fiscal year 2010 and $82 for fiscal year 2011. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors.

Trademarks have been identified as an indefinite lived intangible asset and are presented with definite lived intangible assets as follows:

	June 30, 2010
	Gross carrying amount	Accumulated amortization	Net
Customer relationships	$970	$808	$162
Trademarks	140	—	140

Total	$1,110	$808	$302

	December 31, 2009
	Gross carrying amount	Accumulated amortization	Net
Customer relationships	$970	$728	$242
Trademarks	140	—	140

Total	$1,110	$728	$382

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

NOTE 7—CREDIT FACILITIES

Credit facilities consists of the following arrangements:

(a) $100,000 Asset Based Credit Facility

On October 21, 2008, the Company entered into an asset based credit facility with a financial institution with an initial expiration date of October 21, 2010. On August 27, 2009, the credit agreement was amended to reflect the Company’s ownership of GAG, LLC after the consummation of the Acquisition and which, among other things, revised the definition of “Guarantor” to include the Company. On July 16, 2010, the credit agreement was further amended to increase the amount of credit advances and letter of credit obligations from an aggregate of $75,000 to $100,000 and extend the term of the credit facility to July 16, 2013. In addition, the base rate for the revolving loan amount was amended to the greatest of (1) the Wells Fargo prime rate; (2) the LIBOR plus 1.00% and (3) the Federal Funds Effective Rate plus 0.50%. Prior to the amendment, the base rate was the Wells Fargo prime rate. In connection with the amendment, the Company paid a renewal fee of $250. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 3(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The credit facility also provides for success fees in the amount of 5% to 20% of the profits earned on the liquidation contract, if any, as defined in the credit facility. Interest expense totaled $135 (including success fees of $0) and $275 (including success fees of $199) for the three months ended June 30, 2010 and 2009, respectively, and $187 (including success fees of $50) and $5,202 (including success fees of $4,614) for the six months ended June 30, 2010 and 2009, respectively. The outstanding balance under the this credit facility was $8,746 at June 30, 2010. There was no outstanding balance under this credit facility at December 31, 2009. The outstanding balance of $8,746 at June 30, 2010 was repaid by the Company in July 2010.

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

NOTE 8—LONG-TERM DEBT

Long-term debt consists of the following arrangements:

	June 30, 2010	December 31, 2009
$60,000 notes payable to each of the Great American Members and the Phantom Equityholders of GAG, LLC issued in connection with the Acquisition dated July 31, 2009	$55,617	$55,617
$6,707 note payable from acquisition of Garcel on July 1, 2005	—	—
$1,500 non-interest bearing note payable from the purchase of mandatorily redeemable noncontrolling interest in GAAV, maturing November 1, 2009 (imputed interest at 5.0% of $1 and $9 at September 30, 2009 and December 31, 2008, respectively)	—	—

Total long-term debt	55,617	55,617
Less current portion of long-term debt	1,724	11,123

Long-term debt, net of current portion	$53,893	$44,494

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

(a) $60,000 Notes Payable

On July 31, 2009, in connection with the Acquisition, the Company issued a note payable to the Contribution Consideration Recipients in the initial principal amount of $60,000. In connection with the closing of the Acquisition, an initial principal payment of $4,383 was made, thereby reducing the principal amount of the note to $55,617. On August 28, 2009, the note was replaced with separate subordinated unsecured promissory notes (collectively, the “Notes”) issued in favor of each of the Contribution Consideration Recipients. Prior to the Amendments described below, all Notes were payable in five equal annual principal payments in the aggregate amount of $11,123 due on the anniversary date of the Notes beginning on July 31, 2010 through July 31, 2014 with interest payable quarterly in arrears beginning October 31, 2009 at 12% per annum. On May 4, 2010, the Company entered into individual amendments (each, an Amendment and collectively, the “Amendments”) to an aggregate of $52,419 of the $55,617 principal amount outstanding of the subordinated unsecured promissory notes, which reduced the interest rate on the amended notes from 12.0% per annum to 3.75% per annum. The interest rate reduction is effective retroactive to February 1, 2010. In addition, the maturity date for $46,996 of the $55,617 principal amount outstanding of the subordinated, unsecured promissory notes was extended to July 31, 2018, subject to annual prepayments based upon the Company’s cash flow subject to certain limitations, as provided in the amendment to the notes payable, including, without limitation, the Company’s maintenance of a minimum adjusted cash balance of $20,000. Each prepayment, if any, is due within 30 days of the filing of the Company’s Annual Report on Form 10-K, beginning with the Form 10-K for the fiscal year ending December 31, 2010. Interest expense totaled $585 and $1,528 for the three and six months ended June 30, 2010, respectively. The remaining notes with $8,621 principal amount outstanding continue to be payable in five equal annual principal payments as described above. In accordance with the Amendments to the notes payable, the current portion of the amended notes payable in the amount of $1,724 and the long-term portion of the amended notes payable in the amount of $53,893 has been recorded in the accompanying condensed consolidated balance sheet as of June 30, 2010.

(b) $6,707 Note Payable

On July 1, 2005, the Company entered into a secured promissory note in the principal amount of $6,707 payable to the seller of Garcel, Inc. (see Note 6). The note payable requires interest only monthly payments at Well Fargo Bank’s prime rate which was approximately 3.25% during the six months ended June 30, 2009. Pursuant to the terms of the Purchase Agreement, the balance of the note payable was paid in full in connection with the consummation of the Acquisition. Interest expense was $26 and $58 for the three and six months ended June 30, 2009, respectively.

(c) $1,500 Non-Interest Bearing Note Payable

On September 30, 2007, the Company purchased from one of the members of GAAV such member’s mandatorily redeemable noncontrolling interest in GAAV (6.9%) in exchange for a non-interest bearing note payable in the amount of $1,500 with imputed interest of $55 at 5.0% (see Note 6). The note payable required annual payments of $500 in 2007, $700 in 2008, and was paid in full with the final payment of $300 in 2009. Amortization of the discount on the note payable was $1 and $6 for the three and six months ended June 30, 2009, respectively, and is included in interest expense in the accompanying condensed consolidated statements of operations.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

NOTE 9—NOTE PAYABLE

On May 29, 2008, GAGEE entered into a credit agreement with Garrison Special Opportunities Fund LP, Gage Investment Group LLC (collectively, the “Lenders”) to finance the purchase of certain machinery and equipment to be sold at auction or liquidation. The principal amount of the loan was $12,000 and borrowings bore interest at a rate of 20% per annum. The loan is collateralized by the machinery and equipment which were purchased with the proceeds from the loan. GAGEE was required to make principal and interest payments from proceeds from the sale of the machinery and equipment. GAGEE is a special purpose entity created to purchase the machinery and equipment, whose assets consist only of the machinery and equipment in question and whose liabilities are limited to the Lenders’ note and certain operational expenses related to this transaction. GAG, LLC guaranteed GAGEE’s liabilities to the Lenders up to a maximum of $1,200. The original maturity date of the loan was May 29, 2009, however, GAGEE exercised its right to extend the maturity date for 120 days until September 26, 2009. A fee of $180 was paid in connection with the extension. On September 26, 2009, the note payable became due and payable. On October 8, 2009, GAGEE and GAG, LLC entered into a Forbearance Agreement effective as of September 27, 2009 (the “Forbearance Agreement”) with the Lenders and Garrison Loan Agency Services LLC (“Administrative Agent”), relating to the credit agreement, by and among GAGEE, as borrower, GAG, LLC, as guarantor, the Lenders and the Administrative Agent. Pursuant to the terms of the Forbearance Agreement, the Lenders agreed to forbear from exercising any of the remedies available to them under the credit agreement and the related security agreement until November 17, 2009, unless a forbearance default occurs, as specified in the Forbearance Agreement. Also, pursuant to the terms of the Forbearance Agreement, GAGEE agreed to hold an auction of the assets collateralizing GAGEE obligations under the credit agreement on or before November 3, 2009 and to use the sale proceeds to repay its obligations under the credit agreement. In connection with the execution of the Forbearance Agreement, GAG, LLC made a payment of $1,200 on October 9, 2009, in full satisfaction of its guaranty under the credit agreement which reduced the principal amount of borrowings and interest due under the credit agreement. Pursuant to the Forbearance Agreement, the Company held an auction of the assets collateralizing GAGEE’s obligation on November 3, 2009. The sale of the assets at auction was subject to meeting the reserve prices and approval by the Lenders, and the auction did not result in the sale of any of the assets. On December 31, 2009, GAGEE entered into an amendment to credit agreement (the “Amended Credit Agreement”) dated as of December 18, 2009 with Garrison Special Opportunities Fund LP and the Administrative Agent, whereby the Lender agreed to forebear from exercising any of the remedies available to them under the Forebearance Agreement and the related Security Agreement and to extend the maturity date of the Forebearance Agreement until November 18, 2010, unless a forbearance default occurs, as specified in the Amended Credit Agreement. Also pursuant to the terms of the Amended Credit Agreement, the interest rate has been reduced from 20% to 0% and the Lender has agreed to reimburse GAGEE for certain expenses from proceeds of the sale assets that collateralize the Amended Credit Agreement. GAGEE has no assets other than those collateralizing the loan. GAG, LLC has satisfied its obligation to pay the $1,200 guarantee and the credit agreement does not provide for other recourse against GAG, LLC. At June 30, 2010 and December 31, 2009, the aggregate principal balance of the note payable was $11,705 for each of the respective periods. Interest expense in connection with this note payable was $569 and $1,127 for the three and six months ended June 30, 2009, respectively.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

NOTE 10—INCOME TAXES

Prior to the Acquisition on July 31, 2009, the Company’s results of operations were taxed as a limited liability company, whereby the Company elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying condensed consolidated financial statements for periods prior to July 31, 2009. As a result of the Acquisition, beginning on July 31, 2009, the Company’s results of operations are taxed as a C Corporation. The Company’s benefit for income taxes consists of the following for the six months ended June 30, 2010:

Six Months Ended June 30, 2010
Current:
Federal	$—
State	(1)

Total current provision	(1)

Deferred:
Federal	4,609
State	1,227

Total deferred provision	5,836

Total benefit for income taxes	$5,835

A reconciliation of the federal statutory rate of 34% for the six months ended June 30, 2010 to the effective tax rate for income from before income taxes is as follows:

Six Months Ended June 30, 2010
Benefit for income taxes at federal statutory rate	(34.0)%
State income taxes, net of federal benefit	(5.4)
Other	1.6

Effective income tax rate	(37.8)%

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

Deferred income tax assets (liabilities) consisted of the following:

	June 30, 2010	December 31, 2009
Deferred tax assets:
Allowance for doubtful accounts	$2	$7
Goods held for sale or auction	1,054	583
Deductible goodwill	655	695
Accrued liabilities	1,940	213
Mandatorily redeemable noncontrolling interests	654	667
Note payable to Phantom Equityholders	3,183	3,246
Share based payments	1,172	1,280
Net operating loss carryforward	8,911	5,075

Total gross deferred tax assets	17,571	11,766

Deferred tax liabilities:
Other intangible assets	(24)	(53)

Total gross deferred tax liabilities	(24)	(53)

Net deferred tax assets	$17,547	$11,713

As of December 31, 2009, the Company had federal net operating loss carryforwards of $12,208 and state net operating loss carryforwards of $11,298. The Company’s federal net operating loss carryforwards will expire in the tax year ending December 31, 2029 and the state net operating loss carryforwards will expire in 2030.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2010, the Company believes that it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance.

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

Basic and diluted earnings (loss) per share was calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(6,607)	$2,679	$(9,587)	$17,465

Weighted average shares outstanding:
Basic	27,998,705	10,560,000	27,949,607	10,560,000
Effect of dilutive potential common shares:
Restricted stock units and non-vested shares	—	—	—	—
Contingently issuable shares	—	—	—	—

Diluted	27,998,705	10,560,000	27,949,607	10,560,000

Basic earnings (loss) per share	$(0.24)	$0.25	$(0.34)	$1.65
Dilute earnings (loss) per share	$(0.24)	$0.25	$(0.34)	$1.65

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

(a) Grant of Membership Interests in Limited Liability Company Subsidiaries

The limited liability company operating agreement of GAAV was amended on January 1, 2008 to admit two additional members. Both such members were granted a 3% interest in the members’ equity of GAAV. The aggregate value of the grant of the membership interests totaled $1,440. The membership interests vest one-third on January 1, 2008, the date of grant, and one-third on January 1, 2010 and the remaining one-third on January 1, 2011. The membership interests were issued as employee share based payment awards that are being recognized over the requisite service periods. Share based compensation of $40 and $100 for the three months ended June 30, 2010 and 2009, respectively, and $80 and $200 for the six months ended June 30, 2010 and 2009, respectively is included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations. At June 30, 2010, total unrecognized compensation expense related to the unvested portion of these grants amounted to $80 and is being recognized over the remaining service period through January 1, 2011.

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

Share based compensation for these stock awards was $887 and $2,071 for the three and six months ended June 30, 2010, respectively, and is included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

At June 30, 2010, there was $2,070 of unrecognized share based compensation expense related to the restricted stock award, which will be recognized over the remaining vesting period of 0.6 years. The Company’s non-vested stock activity for the three months ended March 31, 2009 is summarized in the following table:

	Shares	Weighted Average Fair Value Per Share
Outstanding at December 31, 2009	—	$—
Granted	1,440,000	$4.93
Vested	(720,000)	$4.93
Foreited/Cancelled	—	$—

Outstanding at June 30, 2010	720,000	$4.93

(c) Restricted Stock Unit Activity

On August 25, 2009, each of the non-employee directors then serving on the Company’s Board of Directors were awarded 8,113 restricted stock units in connection with their initial grant of $40 and 10,142 restricted stock units in connection with their annual grant of $50. The restricted stock units had a grant date fair value of $4.93 per share. On August 21, 2009, a new non-employee director was appointed to serve on the Company’s Board of Directors and on January 27, 2010 was awarded 8,113 restricted stock units in connection with the initial grant and 10,142 restricted stock units in connection with the annual grant all having a grant date fair value of $4.20 per share. Such restricted stock units are subject to a one-year vesting period that commenced on July 31, 2009 or the date the non-employee director was appointed to the Company’s Board of Directors. The total number of restricted stock units granted was 91,275 for a total value of $437. Share based compensation for the restricted stock units of $112 and $247 for the three and six months ended June 30, 2010, respectively, and is included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations. At June 30, 2010, there was $53 of unrecognized share based compensation expense related to these restricted stock units, which will be recognized over the remaining vesting period of 0.1 years.

On July 15, 2010, each of the non-employee directors serving on the Company’s Board of Directors was awarded 40,000 restricted stock units in connection with their annual stock grant of $50. The restricted stock units had a grant date fair value of $1.25 per share. Such restricted stock units are subject to a one-year vesting period that commenced on July 15, 2010, the date the non-employee director was appointed to serve an additional one year term on the Company’s Board of Directors. The total number of restricted stock units granted was 200,000 for a total value of $250.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

(d) Great American Group, Inc. Amended and Restated 2009 Stock Incentive Plan

In connection with the consummation of the Acquisition, the Company assumed the AAMAC 2009 Stock Incentive Plan which was approved by the AAMAC stockholders on July 31, 2009 (as assumed, the “Incentive Plan”). In accordance with Section 13(a) of the Incentive Plan, in connection with the Company’s assumption of the Incentive Plan, the Board of Directors adjusted the maximum number of shares that may be delivered under the Incentive Plan to 15,644,000 to account for the two-for-one exchange ratio of Company common stock for AAMAC common stock in the Acquisition. On August 19, 2009, the Board of Directors approved an amendment and restatement of the Incentive Plan which adjusted the number of shares of the Company reserved for issuance thereunder to 7,822,000. As of June 30, 2010, there were 7,730,725 shares reserved for issuance under the amended and restated Incentive Plan.

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

No additional awards have been granted since the inception of the Plan and 1,000 units of the initial grant have been forfeited, 500 of which were forfeited during the year ended December 31, 2008. At December 31, 2008, a total of 6,400 units were outstanding under the Plan. As the awards vested upon grant, the Company recognized a liability based upon the number of units outstanding and the increase in book value from the grant date. Compensation expense (benefit) in connection with the deferred compensation plan was $(686) and $6,433 during the three and six months ended June 30, 2009, respectively, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. The Plan participants (the Phantom Equityholders) entered into amendment and release agreements in connection with the consummation of the Acquisition, pursuant to which each participants received payment in the form of a note payable. The initial aggregate principal amount of the notes payable was $9,300.

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

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

NOTE 15—RELATED PARTY TRANSACTIONS

In October 2008, the Company entered into a $30,530 asset based credit facility with an affiliate of one of the Company’s members for a single liquidation contract. The credit facility, as amended, provided financing in the form of a term loan in the amount of $23,927 and letters of credit in the amount of $6,603. Borrowings under the credit facility and fees for the letters of credit bore interest at a rate of 11.0% per annum. The credit facility also required the Company to pay a success fee in the amount of 25.0% of the profits earned on the liquidation contract, if any, as defined in the credit facility. Borrowings under the term loan were repaid in December 2008 and the term loan matured on January 20, 2009. The letters of credit had an expiration date of April 1, 2009. There were outstanding letters of credit of $7,041 at December 31, 2008. The letters of credit balance was reduced to $2,448 in January 2009 until expiration in April 2009. During the three and six months ended June 30, 2009, interest expense was $121 (including $118 for the success fee) and $420 (including $325 for the success fee), respectively. This amount is included in interest expense in the accompanying condensed consolidated statement of operations.

On January 4, 2010, the Company loaned $2,706 to GAHA Fund I, a wholly-owned subsidiary of Great American Real Estate, LLC (“GARE”) which is a joint venture 50% owned by the Company and Kelley Capital, LLC. GAHA Fund I was created to purchase land and a commercial building that is planned to be sold by GARE. The note receivable is collateralized by the land and commercial building which was purchased with the proceeds from the loan. The note receivable bears interest at a rate of 10% per annum and all unpaid principal and interest is due on December 15, 2010. Interest income was $67 and $134 for the three and six months ended June 30, 2010 and is included in interest income in the accompanying condensed consolidated statement of operations. At June 30, 2010, the note receivable in the amount of $2,706 is included in note receivable – related party and accrued interest receivable of $134 is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

On July 8, 2010, the Company loaned $3,185 to GARE for the purposes of investing in GAHA Fund II, LLC, a newly formed joint venture which is 50% owned by GARE. GAHA Fund II, LLC is a special purpose entity created to purchase non-performing distressed real estate loans at a discount to par from a financial institution and market the loans and real estate to third parties. The note receivable bears interest at a rate of 15% per annum and all unpaid principal and interest is due on July 8, 2011.

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

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Auction and Liquidation reportable segment:
Revenues - Services and fees	$(2,969)	$5,264	$2,394	$38,652
Revenues - Sale of goods	2,936	4,066	4,373	7,141

Total revenues	(33)	9,330	6,767	45,793
Direct cost of services	(566)	(1,643)	(3,520)	(3,397)
Cost of goods sold	(3,993)	(2,513)	(5,537)	(5,702)
Selling, general, and administrative expenses	(1,936)	(1,119)	(3,597)	(2,198)
Depreciation and amortization	(30)	(17)	(52)	(31)

Segment income	(6,558)	4,038	(5,939)	34,465

Valuation and Appraisal reportable segment:
Revenues	5,248	5,710	10,515	11,135
Direct cost of revenues	(2,316)	(2,205)	(4,566)	(4,351)
Selling, general, and administrative expenses	(2,095)	(1,998)	(4,434)	(4,005)
Depreciation and amortization	(39)	(39)	(86)	(72)

Segment income	798	1,468	1,429	2,707

Consolidated operating income from reportable segments	(5,760)	5,506	(4,510)	37,172
Corporate and other expenses	(3,983)	(1,560)	(8,430)	(12,532)
Interest income	87	4	177	8
Other income (expense)	(455)	(257)	(867)	(239)
Interest expense	(759)	(1,014)	(1,792)	(6,944)

Income (loss) before benefit for income taxes	(10,870)	2,679	(15,422)	17,465
Benefit for income taxes	4,263	0	5,835	—

Net income (loss)	$(6,607)	$2,679	$(9,587)	$17,465

Capital expenditures:
Auction and Liquidation segment	263	109	355	142
Valuation and Appraisal segment	—	95	15	131

Total	$263	$204	$370	$273

	As of June 30, 2010	As of December 31, 2009
Total assets:
Auction and Liquidation segment	$75,772	$73,516
Valuation and Appraisal segment	4,231	5,157

Total	$80,003	$78,673

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Certain of the information set forth herein, including costs and expenses that exclude the impact of non-cash charges, may be considered non-GAAP financial measures. We believe this information is useful to investors because it provides a basis for measuring the operating performance of our business and our cash flow, excluding the effect of items that would normally be included in the most directly comparable measures calculated and presented in accordance with GAAP. Our management uses these non-GAAP financial measures along with the most directly comparable GAAP financial measures in evaluating our operating performance, capital resources and cash flow. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information presented in compliance with GAAP, and non-financial measures as reported by us may not be comparable to similarly titled amounts reported by other companies.

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

The Acquisition

We received net proceeds of $69.3 million from AAMAC as a result of the Acquisition and issued 19,346,626 shares of our common stock to AAMAC shareholders. Upon the closing of the Acquisition, the Great American Members received 10,560,000 shares of our common stock and $82.4 million consisting of (i) cash distributions totaling $31.7 million from GAG, LLC and (ii) $50.7 million representing their share of the $60.0 million unsecured subordinated promissory note. The remaining portion of the unsecured subordinated promissory note, which amounted to $9.3 million, was issued to the Phantom Equityholders in settlement of accrued compensation payable pursuant to the deferred compensation plan as more fully described in Note 14(b) to the condensed consolidated financial statements.

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

Over the past years, our growth has been funded through a combination of profits generated from operations and more recently from proceeds received from AAMAC in connection with the Acquisition. In the quarters ended March 31, 2010 and June 30, 2010, the operating profits generated by our auction and liquidation segment have been negatively impacted due to fewer retail liquidation engagements conducted by us. As economic conditions and credit markets have improved for retailers, the number of large retail liquidation engagements in the auction and liquidiation industry has decreased from historical levels. These factors, in addition to the interest expense on the $55.6 million of subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, have resulted in the net use of $14.1 million of cash from operations during the six months ended June 30, 2010.

On May 4, 2010, we entered into individual amendments (each, an Amendment and collectively, the “Amendments”) to an aggregate of $52.4 million of the $55.6 million principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders and the interest rate was reduced from 12.0% per annum to 3.75% per annum. In addition, the maturity date for $47.0 million of the $55.6 million principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members was extended to July 31, 2018, subject to annual prepayments based upon our cash flow subject to certain limitations as provided in the amendment to the notes payable, including, without limitation, our maintenance of a minimum adjusted cash balance of $20.0 million. The terms of these amendments to the subordinated promissory notes payable significantly reduce the annual cash required to service this debt.

In addition to amending the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, we are evaluating our current business plan to streamline operations to increase operating efficiencies and reduce operating expenses. This review includes an evaluation of the advisability of a strategic realignment of our operating divisions, expense reductions, and a reevaluation of the recent expansion plans which were implemented in 2009 to increase the types of services we offer to our clients and geographic reach of our operations. We expect to complete this review and begin to implement changes during the second half of 2010.

As of June 30, 2010, we had approximately $26.5 million in unrestricted cash and an outstanding balance under our asset based credit facility in the amount of $8.7 million. During July 2010, we collected approximately $5.6 million in advances against customer contracts and paid off the $8.7 million outstanding balance on the asset based credit facility. We believe that our current cash and cash equivalents, funds available under our asset based credit facility and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, allowance for doubtful accounts, goods held for sale or auction, goodwill and other intangible assets, share-based compensation and income taxes can be found in our 2009 Annual Report on Form 10-K. There have been no material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended June 30, 2010.

Results of Operations

The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Condensed Consolidated Statements of Operations

(dollars in thousands)

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
	Amount	%	Amount	%
Revenues:
Services and fees	$2,279	43.7%	$10,974	73.0%
Sale of goods	2,936	56.3%	4,066	27.0%

Total revenues	5,215	100.0%	15,040	100.0%

Operating expenses:
Direct cost of services	2,882	55.3%	3,848	25.6%
Cost of goods sold	3,993	76.6%	2,513	16.7%
Selling, general and administrative expenses	8,083	155.0%	4,733	31.5%

Total operating expenses	14,958	286.9%	11,094	73.8%

Operating income (loss)	(9,743)	-186.9%	3,946	26.2%

Other income (expense)	(455)	-8.7%	(257)	-1.7%
Interest income	87	1.7%	4	0.0%
Interest expense	(759)	-14.6%	(1,014)	-6.7%

Income (loss) from operations before benefit for income taxes	(10,870)	-208.4%	2,679	17.8%
Benefit for income taxes	4,263	81.7%	—	0.0%

Net income (loss)	$(6,607)	-126.7%	$2,679	17.8%

Revenues. Total revenues decreased $9.8 million to $5.2 million during the three months ended June 30, 2010 from $15.0 million during the three months ended June 30, 2009. The decrease in revenues was primarily due to a $9.3 million decrease in revenues in the auction and liquidation segment and a $0.5 million decrease in revenues in the valuation and appraisal services segment in 2010 as compared to the same period in 2009. Revenues in the auction and liquidation segment during the three months ended June 30, 2010 were negatively impacted by (a) fewer liquidation engagements during the quarter as economic conditions for retailers and credit markets improved from the prior year, (b) estimated losses that were accrued at June 30, 2010 on the performance of retail liquidation services engagements where we guarantee a minimum recovery value for goods sold, and (c) a decline in revenues from the auction of machinery and equipment. The loss accrued at June 30, 2010 is based on management’s estimate of current available information and is subject to change based on the final completion of the retail liquidation services engagement. The actual loss may be greater or less than the accrual. The decrease in revenues of $0.5 million in the valuation and appraisal services segment was primarily due to a decrease in revenues related to asset valuations that we perform for asset-based loans on machinery and equipment.

Revenue and Gross Margin by Segment

(dollars in thousands)

Auction and Liquidation Segment:

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Amount	%		Amount	%
Revenues:
Services and fees	$(2,969)	n/m	*	$5,264	56.4%
Sale of goods	2,936	n/m	*	4,066	43.6%

Total revenues	(33)	n/m	*	9,330	100.0%

Direct cost of services	566	n/m	*	1,643	17.6%
Cost of goods sold	3,993	n/m	*	2,513	26.9%

Total operating expenses	4,559	n/m	*	4,156	44.5%

Gross margin	$(4,592)	n/m	*	$5,174	55.5%

Gross margin services and fees	n/m *			68.8%
Gross margin sales of goods	-36.0%			38.2%

*	not meaningful.

Revenues in the auction and liquidation segment decreased $9.4 million to $(0.1) million during the three months ended June 30, 2010 from $9.3 million during the three months ended June 30, 2009. Revenues from services and fees decreased to $(3.0) million during the three months ended June 30, 2010, a decrease of $8.3 million from $5.3 million during the three months ended June 30, 2009. The negative revenues from services and fees of $(3.0) million during the three months ended June 30, 2010 and the $8.3 million decrease in revenues from services and fees from the comparable period in the prior year was primarily due to (a) fewer liquidation engagements during the quarter as economic conditions for retailers and credit markets improved from the prior year, (b) estimated losses that were accrued at June 30, 2010 on the performance of retail liquidation services engagements where we guarantee a minimum recovery value for goods sold, and (c) a decline in revenues from the auction of machinery and equipment. The loss accrued at June 30, 2010 is based on management’s estimate of current available information and is subject to change based on the final completion of the retail liquidation services engagement. The actual loss may be greater or less than the accrual. Revenues from gross sales of goods where we held title to the goods decreased to $2.9 million during the three months ended June 30, 2010 from $4.1 million during the three months ended June 30, 2009. The decrease in gross revenues from the sales of goods where we held title to the goods was primarily due the sale of goods with lower asset values in 2010 as compared to 2009.

We operated at a negative gross margin in the auction and liquidation segment during the three months ended June 30, 2010, as compared to a gross margin of 55.5% of revenues during the three months ended June 30, 2009. The decrease in the gross margin in 2010 was primarily due to estimated losses that were accrued at June 30, 2010 on the performance of retail liquidation services engagements where we guarantee a minimum recovery value for goods sold and a decrease in the gross margin we earned from the sales of goods where we held title. Gross margin from the sales of goods where we held title decreased to (36.0%) during the three months ended June 30, 2010 as compared to a gross margin of 38.2% during the three months ended June 30, 2009. The gross margin in 2010 was unfavorably impacted due to the recording of $1.3 million of non-cash charges to increase the reserve for slow moving goods held for sale or auction. Excluding this non-cash charge, the gross margin during the three months ended June 30, 2010 was 8.5%.

Valuation and Appraisal Segment:

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
	Amount	%	Amount	%
Revenues - Services and fees	$5,248	100.0%	$5,710	100.0%
Direct cost of services	2,316	44.1%	2,205	38.6%

Gross margin	$2,932	55.9%	$3,505	61.4%

Revenues in the valuation and appraisal segment decreased $0.5 million, or 8.1%, to $5.3 million during the three months ended June 30, 2010 from $5.7 million during the three months ended June 30, 2009. The decrease in revenues was primarily due to a decrease in revenues related to asset valuations conducted for lenders on asset-based loans for machinery and equipment.

Gross margins in the valuation and appraisal segment decreased to 55.9% of revenues during the three months ended June 30, 2010 as compared to 61.4% of revenues during the three months ended June 30, 2009. Gross margins in 2010 were negatively impacted by the increase in employee headcount in the second half of 2009 resulting in additional salaries and wages in 2010 as compared to 2009 and a reduction the average pricing we earned from asset valuations for lenders on asset-based loans for machinery and equipment. The decrease in average pricing on asset valuations for lenders on asset-based loans for machinery and equipment was primarily due to increased competition in the marketplace.

Operating Expenses

Direct Costs of Services. Total direct costs of services decreased $0.9 million, or 25.1%, to $2.9 million during the three months ended June 30, 2010 from $3.8 million during the three months ended June 30, 2009. Direct costs of services in the auction and liquidation segment decreased $1.0 million to $0.6 million during the three months ended June 30, 2010 from $1.6 million during the three months ended June 30, 2009. This decrease in expenses was primarily due to a decrease in the number of fee and commission type of engagements where we contractually bill fees, commissions and reimbursable expenses in 2010 as compared to the same period in 2009. Direct costs of services in the valuation and appraisal services segment increased $0.1 million, or 5.0%, to $2.3 million during the three months ended June 30, 2010 from $2.2 million during the three months ended June 30, 2009. This increase was primarily due to an increase in headcount in the second half of 2009 resulting in additional salaries and wages in 2010 as compared to the same period in 2009.

Cost of Goods Sold. Cost of goods sold increased $1.5 million to $4.0 million during the three months ended June 30, 2010 from $2.5 million during the three months ended June 30, 2009. As a percentage of gross sales of goods where we hold title to the goods, costs of goods sold was 136.0% during the three months ended June 30, 2010 as compared to 61.8% during the three months ended June 30, 2009. The increase in cost of goods sold as a percentage of gross sales of goods was primarily the result of non-cash charges of $1.3 million during the three months ended June 30, 2010 to increase the reserve for slow moving goods held for sale or auction. Excluding this non-cash charge, the gross margin during the three months ended June 30, 2010 as a percentage of gross sales of goods where we hold title to the goods, costs of goods sold was 8.5%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended June 30, 2010 and 2009 were comprised of the following:

Selling, General and Administrative Expenses by Segment

	Three months ended June 30, 2010		Three months ended June 30, 2009		Change
	Amount	%	Amount	%	Amount	%
Auction and liquidation	$1,966	24.3%	$1,136	24.0%	$830	73.1%
Valuation and appraisal	2,134	26.4%	2,037	43.0%	97	4.8%
Corporate and other	3,983	49.3%	1,560	33.0%	2,423	155.3%

Total selling, general & administrative expenses	$8,083	100.0%	$4,733	100.0%	$3,350	70.8%

Selling, general and administrative expenses increased $3.4 million, or 70.8%, to $8.1 million during the three months ended June 30, 2010 from $4.7 million during the three months ended June 30, 2009. The increase in selling, general and administrative expense was primarily due an increase in selling, general and administrative expense in corporate and other during the three months ended June 30, 2010, which increased $2.4 million to $4.0 million during the three months ended June 30, 2010 from $1.6 million for the three months ended June 30, 2009. This increase was primarily due to a credit in the amount of $0.7 million recorded during the three months ended June 30, 2009 related to the deferred compensation plan for the Phantom Equityholders and an increase in legal, accounting and professional fees incurred in 2010 to operate as a public company and share based compensation expense in connection with the consideration paid to the Phantom Equityholders in connection with the Acquisition on July 31, 2009. Excluding this credit, corporate and other expenses were $2.2 million during the three months ended June 30, 2009. Selling, general and administrative expense in the auction and liquidation segment increased $0.9 million, or 73.1%, to $2.0 million during the three months ended June 30, 2010 from $1.1 million for the three months ended June 30, 2009. The increase was primarily due to an increase in payroll and operating expenses from the expansion of our European operations during the three months ended June 30, 2010. Selling, general and administrative expenses in the valuation and appraisal services segment increased $0.1 million, or 4.8%, to $2.1 million during the three months ended June 30, 2010 from $2.0 million for the three months ended June 30, 2009. This increase was primarily due to an increase in personnel costs due to additional hires in the second half of 2009 related to the expansion of the business development team and an increase in advertising and promotional expenses during the three months ended June 30, 2010 as compared to the same period in 2009.

Other Income (Expense). Other expense was $0.5 million during the three months ended June 30, 2010 as compared to $0.3 million during the three months ended June 30, 2009. The increase in other expense is primarily due to an increase in the losses incurred in 2010 from our 50% share of losses generated in the three months ended June 30, 2010 from the operations of Great American Real Estate, LLC (“GARE”), a joint venture with Kelly Capital to conduct auctions of foreclosed residential real estate properties and residential and commercial loan sales to third parties on behalf of financial institutions and other private parties.

Interest Expense. Interest expense decreased $0.2, or 25.1%. to $0.8 million during the three months ended June 30, 2010 from $1.0 million during the three months ended June 30, 2009. The interest expense during the three months ended June 30, 2010 was comprised of $0.6 million of interest expense on the notes payable issued to the Great American Members and Phantom Equityholders as a result of the Acquisition in July 2009 and $0.2 million of interest expense on borrowings outstanding under our credit facilities for liquidation engagements. In comparison, interest expenses during the three months ended June 30, 2009 was comprised of $0.4 million of interest expense on borrowings outstanding under our credit facilities for liquidation engagements and $0.6 million of interest expense on borrowings used to finance certain machinery and equipment.

Income (Loss) from Operations. Loss from operations was $10.9 million during the three months ended June 30, 2010 as compared to income from operations of $2.7 million during the three months ended June 30, 2009. The decrease in income from operations in 2010 was primarily due to the decrease in revenues and profits earned in the Auction and Liquidation segment as previously discussed.

Net Income (Loss). Net loss was $6.6 million during the three months ended June 30, 2010 as compared to net income of $2.7 million during the three months ended June 30, 2009. The decrease in net income during the three months ended June 30, 2010 was primarily due to the decrease in revenues and profits earned in the Auction and Liquidation segment as previously discussed.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Condensed Consolidated Statements of Operations

(dollars in thousands)

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	Amount	%	Amount	%
Revenues:
Services and fees	$12,909	74.7%	$49,787	87.5%
Sale of goods	4,373	25.3%	7,141	12.5%

Total revenues	17,282	100.0%	56,928	100.0%

Operating expenses:
Direct cost of services	8,086	46.8%	7,748	13.6%
Cost of goods sold	5,537	32.0%	5,702	10.0%
Selling, general and administrative expenses	16,599	96.0%	18,838	33.1%

Total operating expenses	30,222	174.8%	32,288	56.7%

Operating income (loss)	(12,940)	-74.8%	24,640	43.3%

Other income (expense)	(867)	-5.0%	(239)	-0.4%
Interest income	177	1.0%	8	0.0%
Interest expense	(1,792)	-10.4%	(6,944)	-12.2%

Income (loss) from operations before benefit for income taxes	(15,422)	-89.2%	17,465	30.7%
Benefit for income taxes	5,835	33.8%	—	0.0%

Net income (loss)	$(9,587)	-55.4%	$17,465	30.7%

Revenues. Total revenues decreased $39.6 million to $17.3 million during the six months ended June 30, 2010 from $56.9 million during the six months ended June 30, 2009. The decrease in revenues was primarily due to a $39.0 million decrease in revenues in the auction and liquidation segment and a $0.6 million decrease in revenues in the valuation and appraisal services segment in 2010 as compared to the same period in 2009. Revenues in the auction and liquidation segment during the three months ended June 30, 2010 were negatively impacted due to (a) fewer liquidation engagements during the quarter as economic conditions for retailers and credit markets improved from the prior year, (b) estimated losses that were accrued at June 30, 2010 on the performance of retail liquidation services engagements where we guarantee a minimum recovery value for goods sold, and (c) a decline in revenues from the auction of machinery and equipment. The loss accrued at June 30, 2010 is based on management’s estimate of current available information and is subject to change based on the final completion of the retail liquidation services engagement. The actual loss may be greater or less than the accrual. In comparison, during the six months ended June 30, 2009 we earned revenues of $16.4 million and $9.4 million from two large liquidation service engagements where we provided a minimum recovery value for goods being sold at bankruptcy liquidation sales. The decrease in revenues of $0.6 million in the valuation and appraisal services segment was primarily due to a decrease in revenues related to asset valuations that we perform for asset-based loans on machinery and equipment.

Revenue and Gross Margin by Segment

(dollars in thousands)

Auction and Liquidation Segment:

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	Amount	%	Amount	%
Revenues:
Services and fees	$2,394	35.4%	$38,652	84.4%
Sale of goods	4,373	64.6%	7,141	15.6%

Total revenues	6,767	100.0%	45,793	100.0%

Direct cost of services	3,520	52.0%	3,397	7.4%
Cost of goods sold	5,537	81.8%	5,702	12.5%

Total operating expenses	9,057	133.8%	9,099	19.9%

Gross margin	$(2,290)	-33.8%	$36,694	80.1%

Gross margin services and fees	-47.0%		91.2%
Gross margin sales of goods	-26.6%		20.2%

Revenues in the auction and liquidation segment decreased $39.0 million to $6.8 million during the six months ended June 30, 2010 from $45.8 million during the six months ended June 30, 2009. Revenues from services and fees decreased to $2.4 million during the six months ended June 30, 2010, a decrease of $36.3 million from $38.7 million during the six months ended June 30, 2009. The $36.3 million decrease in revenues from services and fees was primarily due to (a) fewer liquidation engagements during the quarter as economic conditions for retailers and credit markets improved from the prior year, (b) estimated losses that were accrued at June 30, 2010 on the performance of retail liquidation services engagements where we guarantee a minimum recovery value for goods sold, and (c) a decline in revenues from the auction of machinery and equipment. In comparison, during the six months ended June 30, 2009, we earned revenues of $16.4 million and $9.4 million from two large liquidation service engagements where we provided a minimum recovery value for goods being sold at bankruptcy liquidation sales. The loss accrued at June 30, 2010 is based on management’s estimate of current available information and is subject to change based on the final completion of the retail liquidation services engagement. The actual loss may be greater or less than the accrual. Revenues from gross sales of goods where we held title to the goods decreased to $4.4 million during the six months ended June 30, 2010 from $7.1 million during the six months ended June 30, 2009. The decrease in gross revenues from the sales of goods where we held title to the goods was primarily due the sale of fewer goods with lower asset values in 2010 as compared to 2009.

Gross margin in the auction and liquidation segment was (33.8)% of revenues during the six months ended June 30, 2010, as compared to 80.1% of revenues during the six months ended June 30, 2009. The decrease in the gross margin in 2010 was primarily due to a decrease in revenues from services and fees and gross margin from liquidation engagements where we provided a minimum recovery value for goods sold at bankruptcy liquidation sales and the performance from one of the retail liquidation services engagements we are currently conducting during the quarter. The gross margin during the six months ended June 30, 2010 was also negatively impacted from the decrease in the gross margin from the sales of goods where we held title which decreased to (26.6%) during the six months ended June 30, 2010 as compared to a gross margin of 20.2% during the six months ended June 30, 2009.

Valuation and Appraisal Segment:

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	Amount	%	Amount	%
Revenues - Services and fees	$10,515	100.0%	$11,135	100.0%
Direct cost of services	4,566	43.4%	4,351	39.1%

Gross margin	$5,949	56.6%	$6,784	60.9%

Revenues in the valuation and appraisal segment decreased $0.6 million, or 5.6%, to $10.5 million during the six months ended June 30, 2010 from $11.1 million during the six months ended June 30, 2009. The decrease in revenues was primarily due to a decrease in revenues related to asset valuations conducted for lenders on asset-based loans for machinery and equipment.

Gross margins in the valuation and appraisal segment decreased to 56.6% of revenues during the six months ended June 30, 2010 as compared to 60.9% of revenues during the six months ended June 30, 2009. Gross margins in 2010 were negatively impacted by the increase in headcount in the second half of 2009 resulting in additional salaries and wages in 2010 as compared to 2009 and a reduction the average pricing we earned from asset valuations for lenders on asset-based loans for machinery and equipment. The decrease in average pricing on asset valuations for lenders on asset-based loans for machinery and equipment was primarily due to increased competition in the marketplace.

Operating Expenses

Direct Costs of Services. Total direct costs of services increased $0.4 million, or 4.4%, to $8.1 million during the six months ended June 30, 2010 from $7.7 million during the six months ended June 30, 2009. Direct costs of services in the auction and liquidation segment increased $0.1 million to $3.5 million during the six months ended June 30, 2010 from $3.4 million during the six months ended June 30, 2009. This increase in expenses was primarily due to an increase in expenses incurred on fee and commission type of engagements where we contractually bill fees, commissions and reimbursable expenses in 2010 as compared to the same period in 2009. Direct costs of services in the valuation and appraisal services segment increased $0.2 million, or 4.9%, to $4.6 million during the six months ended June 30, 2010 from $4.4 million during the six months ended June 30, 2009. This increase was primarily due to an increase in headcount in the second half of 2009 resulting in additional salaries and wages in 2010 as compared to the same period in 2009.

Cost of Goods Sold. Cost of goods sold decreased $0.2 million to $5.5 million during the six months ended June 30, 2010 from $5.7 million during the six months ended June 30, 2009. As a percentage of gross sales of goods where we hold title to the goods, costs of goods sold was 126.6% during the six months ended June 30, 2010 as compared to 20.2% during the six months ended June 30, 2009. The decrease in the gross margin in 2010 was primarily the result of non-cash charges of $1.3 million during the six months ended June 30, 2010 to increase the reserve for slow moving goods held for sale or auction.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the six months ended June 30, 2010 and 2009 were comprised of the following:

Selling, General and Administrative Expenses by Segment

	Six months ended June 30, 2010		Six months ended June 30, 2009		Change
	Amount	%	Amount	%	Amount	%
Auction and liquidation	$3,649	22.0%	$2,229	11.8%	$1,420	63.7%
Valuation and appraisal	4,520	27.2%	4,077	21.6%	443	10.9%
Corporate and other	8,430	50.8%	12,532	66.5%	(4,102)	-32.7%

Total selling, general & administrative expenses	$16,599	100.0%	$18,838	100.0%	$(2,239)	-11.9%

Selling, general and administrative expenses decreased $2.2 million, or 11.9%, to $16.6 million during the six months ended June 30, 2010 from $18.8 million during the six months ended June 30, 2009. The decrease in selling, general and administrative expense was primarily due to a decrease in selling, general and administrative expense in corporate and other during the six months ended June 30, 2010, which decreased $4.1 million to $8.4 million during the six months ended June 30, 2010 from $12.5 million during the six months ended June 30, 2009. This decrease was primarily due to a decrease of $6.4 million in compensation expense related to the deferred compensation plan for the Phantom Equityholders, offset by an increase in legal, accounting and professional fees incurred in 2010 to operate as a public company and an increase of $2.1 million in share based compensation expense in connection with the consideration paid to the Phantom Equityholders in connection with the Acquisition on July 31, 2009. Selling, general and administrative expenses in the auction and liquidation segment increased $1.4 million, or 63.7%, to $3.6 million during the six months ended June 30, 2010 from $2.2 million for the six months ended June 30, 2009. The increase was primarily due to an increase in payroll and operating expenses from the expansion of our European operations during the six months ended June 30, 2010. Selling, general and administrative expenses in the valuation and appraisal services segment increased $0.4 million, or 10.9%, to $4.5 million during the six months ended June 30, 2010 from $4.1 million for the six months ended June 30, 2009. This increase was primarily due to an increase in personnel costs due to additional hires in the second half of 2009 related to the expansion of the business development team and an increase in advertising and promotional expenses during the six months ended June 30, 2010 as compared to the same period in 2009.

Other Income (Expense). Other expense was $0.9 million during the six months ended June 30, 2010 as compared to $0.2 million during the six months ended June 30, 2009. The increase in other expense is primarily due to an increase in the losses incurred in 2010 from our 50% share of losses generated in the six months ended June 30, 2010 from the operations of Great American Real Estate, LLC (“GARE”), a joint venture with Kelly Capital to conduct auctions of foreclosed residential real estate properties and residential and commercial loan sales to third parties on behalf of financial institutions and other private parties.

Interest Expense. Interest expense decreased $5.1million to $1.8 million during the six months ended June 30, 2010 from $6.9 million during the six months ended June 30, 2009. Interest expense during the six months ended June 30, 2010 was comprised of $1.5 million of interest expense on the notes payable issued to the Great American Members and Phantom Equityholders as a result of the Acquisition in July 2009 and $0.3 million of interest expense on borrowings outstanding under our credit facilities for liquidation engagements. During the six months ended June 30, 2009, interest expense was primarily related to $5.8 million of interest expense on borrowings outstanding under our credit facilities for liquidation engagements and $1.1 million of interest expense on borrowings used to finance certain machinery and equipment. The decrease in interest expense is primarily due to a decrease in borrowings under our credit facilities for liquidation engagements as a result of a decrease in the number of liquidation engagements in the six months ended June 30, 2010.

Income (Loss) from Operations. Loss from operations was $15.4 million during the six months ended June 30, 2010 as compared to income from operations of $17.5 million during the six months ended June 30, 2009. The decrease in income from operations in 2010 was primarily due to the decrease in revenues and profits earned in the auction and liquidation segment as previously discussed.

Net Income (Loss). Net loss was $9.6 million during the six months ended June 30, 2010 as compared to net income of $17.5 million during the six months ended June 30, 2009. The decrease in net income during the six months ended June 30, 2010 was primarily due to the decrease in revenues and profits earned in the auction and liquidation segment as previously discussed.

Liquidity and Capital Resources

Over the past years, our growth has been funded through a combination of operating profits generated from operations and more recently from proceeds received from AAMAC in connection with the Acquisition, which was completed on July 31, 2009. In the quarters ended March 31, 2010 and June 30, 2010, the profits generated by our auction and liquidation segment have been negatively impacted due to fewer retail liquidation engagements conducted by us. As economic conditions and credit markets have improved for retailers, the number of large retail liquidation engagements in the auction and liquidiation industry has decreased from historical levels. These factors, in addition to the interest expense on the $55.6 million of subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, have resulted in the net use of $14.1 million of cash from operations during the six months ended June 30, 2010.

On May 4, 2010, we entered into individual amendments (each, an Amendment and collectively, the “Amendments”) to an aggregate of $52.4 million of the $55.6 million principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders in connection with the Acquisition and the interest rate was reduced from 12.0% per annum to 3.75% per annum. In addition, the maturity date for $47.0 million of the $55.6 million principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members was extended to July 31, 2018, subject to annual prepayments based upon our cash flow subject to certain limitations as provided in the amendment to the notes payable, including, without limitation, our maintenance of a minimum adjusted cash balance of $20,000. The terms of these amendments to the subordinated promissory notes payable significantly reduce the annual cash required to service this debt.

In addition to amending the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, we are evaluating our current business plan to streamline operations to increase operating efficiencies and reduce operating expenses. This review includes an evaluation of the advisability of a strategic realignment of our operating divisions, expense reductions, and a reevaluation of the recent expansion plans which were implemented in 2009 to increase the types of services we offer to our clients and geographic reach of our operations. We expect to complete this review and begin to implement changes during the second half of 2010.

As of June 30, 2010, we had approximately $26.5 million in unrestricted cash and an outstanding balance under our asset based credit facility in the amount of $8.7 million. During July 2010, we collected approximately $5.6 million in advances against customer contracts and paid off the $8.7 million outstanding balance on the asset based credit facility. We believe that our current cash and cash equivalents, funds available under our asset based credit facility and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations.

Acquisition Overview

As previously discussed, we completed the Acquisition on July 31, 2009. We received net proceeds of $69.3 million from AAMAC as a result of the Acquisition and issued 19,346,626 shares of common stock of the Company to AAMAC shareholders. The Great American Members received 10,560,000 shares of our common stock and $82.4 million in accordance with the Purchase Agreement consisting of (i) cash distributions totaling $31.7 million from GAG, LLC and (ii) $50.7 million representing their share of the $60.0 million unsecured subordinated promissory note. The remaining portion of the unsecured subordinated promissory note, which amounted to $9.3 million, was issued to the Phantom Equityholders in settlement of accrued compensation payable pursuant to the deferred compensation plan as more fully described in Note 14(b) in the accompanying consolidated financial statements.

In connection with the consummation of the Acquisition, on October 2, 2009, we launched an offer to exchange all of the outstanding warrants that had been previously issued to AAMAC and were assumed by us in the Acquisition, for new warrants with a different exercise price and different expiration date (the “Exchange Offer”). The Exchange Offer, which was made pursuant to a prospectus dated October 2, 2009, expired on October 30, 2009. Our obligation to consummate the Exchange Offer was conditioned upon a minimum of 23,012,500 outstanding warrants, or 50% of the outstanding warrants, being validly tendered for exchange and not validly withdrawn prior to the expiration of the Exchange Offer (the “Minimum Tender Condition”). The Minimum Tender Condition was not satisfied and therefore, no Warrants were accepted in the Exchange Offer. In accordance with the terms of the warrants, we redeemed all of the outstanding warrants to purchase shares of its common stock for $0.50 each as of October 29, 2009. The aggregate warrant redemption consideration paid to the warrant holders was approximately $23.0 million, which was paid with the $23.0 million that had been deposited in a separate account at the closing of the Acquisition for that purpose.

Cash Flow Overview for the Six Months Ended June 30, 2010 and 2009

Our principal sources of liquidity are cash and cash equivalents as a result of the Acquisition, cash provided by operating activities, and funds available under revolving credit facilities and special purpose financing arrangements.

	Six Months Ended June 30,
	2010	2009
Net cash provided by (used in):
Operating activities	$(14,071)	$25,620
Investing activities	(4,512)	(3,836)
Financing activities	7,087	(4,028)

Net increase (decrease) in cash and cash equivalents	$(11,496)	$17,756

Cash used in operating activities was $14.1million for the six months ended June 30, 2010 compared to cash provided by operating activities of $25.6 million in the same period in 2009. The decrease in cash provided by operating activities in the six months ended June 30, 2010 was primarily due to a decrease in revenue and income from operations in the Auction and Liquidation segment. During the six months ended June 30, 2009, we earned revenues of $16.4 million and $9.6 million from two large consumer product retailers conducting bankruptcy liquidation sales. Revenues and profits in the auction and liquidation segment during the six months ended June 30, 2010 were negatively impacted due to fewer liquidation engagements during the period as economic conditions for retailers and credit markets improved from the prior year.

Net cash used in investing activities was $4.5 million for the six months ended June 30, 2010 and $3.8 million in the same period in 2009. The increase in net cash used in investing activities in 2010 was primarily due to a note receivable – related party in the amount of $2.7 million during the six months ended June 30, 2010, offset by a decrease in restricted cash in 2010.

Cash provided by financing activities for the six months ended June 30, 2010 was $7.1 million as compared to cash used in financing activities of $4.0 million for the six months ended June 30, 2009. Cash provided by financing activities for the six months ended June 30, 2010 included $8.7 million of borrowings under our asset based credit facility to finance retail liquidation engagements and the use of $0.9 million for the payment of employment taxes on the vesting of restricted stock that was awarded to the Phantom Equityholders in connection with the Acquisition. In the six months ended June 30, 2009, cash used by financing activities was primarily the result of $1.1 million of repayments of long-term debt and capital lease obligations and $2.1 million of distributions to stockholders.

From time to time, we utilize our asset based credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. At June 30, 2010, there was $8.7 million outstanding under the credit facility. We are permitted to borrow up to $100.0 million under the credit facility; however, borrowings under the credit facility are only made at the discretion of the lender. We typically seek borrowings on an engagement-by-engagement basis. The asset based credit facility expires in July 2013, however, borrowings under the credit facility are generally required to be repaid within 180 days.

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

One of our subsidiaries utilizes a factoring agreement to provide working capital to finance the operations within the Valuation and Appraisal segment. The factoring agreement is scheduled to expire in May 2011. The factoring agreement provides for the Factor, at its discretion, to purchase on a nonrecourse basis, all of our subsidiary’s customer receivables. The Factor is responsible for servicing the receivables and pays 90% of the net receivable invoice amount upon request by our subsidiary and retains the remaining 10% in a reserve. Accounts receivable sold to the Factor were $6.9 million and $7.3 million for the six months ended June 30, 2010 and 2009, respectively. Effective December 1, 2009, the interest charge by the Factor was reduced to London Interbank Offered Rate (“LIBOR”) plus 4.5% on the net uncollected outstanding balance of the receivables purchased.

On January 4, 2010, we loaned $2.7 million to GAHA Fund I, a wholly-owned subsidiary of Great American Real Estate, LLC (“GARE”) which is a joint venture 50% owned by us and Kelley Capital, LLC. GAHA Fund I is a special purpose entity created to purchase land and a commercial building that is planned to be sold by GARE. The note receivable is collateralized by the land and commercial building which was purchased with the proceeds from the loan. The note receivable bears interest at a rate of 10% per annum and all unpaid principal and interest is due on December 15, 2010. Interest income was $67,000 and $134,000 for the three and six months ended June 30, 2010 and is included in interest income in the accompanying condensed consolidated statement of operations. At June 30, 2010, the note receivable in the amount of $2.7 million is included in note receivable – related party and accrued interest receivable of $134,000 is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

On July 8, 2010, we loaned $3.2 million to GARE for the purposes of investing in GAHA Fund II, LLC, a newly formed joint venture which is 50% owned by GARE. GAHA Fund II, LLC is a special purpose entity created to purchase non-performing distressed real estate loans at a substantial discount to par from a financial institution and market the loans and real estate to third parties. The note receivable bears interest at a rate of 15% per annum and all unpaid principal and interest is due on July 8, 2011. GAHA Fund II, LLC is actively marketing the loans and real estate. However, if it is unable to sell the loan and real estate for an amount that exceeds its costs, we could lose the entire value of our investment in the joint venture.

Off Balance Sheet Arrangements

Other than with respect to our arrangements with GAHA Fund I and GAHA Fund II as described in Note 15 “Related Party Transactions” to our consolidated financial statements, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements and do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, established for the purpose of facilitating off-balance sheet arrangements. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

The primary objective of the our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investments allow us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and certificates of deposit. Our cash and cash equivalents through June 30, 2010 included amounts in bank checking, certificates of deposit and liquid money market accounts. We believe we have minimal interest rate risk. A one percentage point decrease in the average interest rate on our portfolio would have reduced its interest income for the six months ended June 30, 2010 by an immaterial amount.

The Company has not used derivative financial instruments for speculation or trading purposes.

Item 4T.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2010. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010.

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

In connection with the consummation of the Acquisition, we issued subordinated unsecured promissory notes in the principal amount of $55.6 million payable to the Great American Members and the Phantom Equityholders, which includes our Vice Chairman and CEO who own or control, in the aggregate, 10,560,000 shares of our common stock or 34.8% of our outstanding common stock as of June 30, 2010. Based on this indebtedness and other obligations resulting from the Acquisition, such indebtedness could have material consequences for our business, operations and liquidity position, including the following:

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

Our executive officers, directors and their affiliates own or control, in the aggregate, approximately 39.7% of our outstanding common stock as of June 30, 2010. In particular, our Vice Chairman and CEO own or control, in the aggregate, 10,560,000 shares of our common stock or 34.8% of our outstanding common stock as of June 30, 2010. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that noncontrolling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Great American Group, Inc.

Date: August 16, 2010	By:	/S/ PAUL S. ERICKSON
	Name:	Paul S. Erickson
	Title:	Chief Financial Officer

Exhibit Index

Exhibit No.	Description

10.1(1)	Form of Amendment No. 1 to Subordinated Unsecured Promissory Note, dated as of April 30, 2010, by and between Great American Group, Inc. and each of the Great American Members

10.2(1)	Form of Amendment No. 1 to Subordinated Unsecured Promissory Note, dated as of April 30, 2010, by and between Great American Group, Inc.and certain of the Phantom Equityholders

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934*

32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†

32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†

*	Filed herewith.
†	These exhibits are being “furnished” and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2010.