Form 10-Q
period 2010-09-30
Great American Group, Inc.
filed 2010-11-15
CIK 1464790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 1, 2010, there were 30,559,036 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Great American Group, Inc.

Quarterly Report on Form 10-Q

For The Quarter Ended September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,018	$37,989
Restricted cash	195	459
Accounts receivable, net	2,277	2,628
Advances against customer contracts	806	58
Income taxes receivable	—	1,100
Goods held for sale or auction	13,995	15,014
Note receivable - related party	6,246	—
Deferred income taxes	3,270	8,475
Prepaid expenses and other current assets	894	981

Total current assets	48,701	66,704
Property and equipment, net	1,474	1,411
Goodwill	5,688	5,688
Other intangible assets, net	262	382
Deferred income taxes	13,404	3,238
Other assets	665	1,250

Total assets	$70,194	$78,673

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$5,534	$9,192
Auction and liquidation proceeds payable	4,021	446
Mandatorily redeemable noncontrolling interests	2,926	2,619
Current portion of long-term debt	1,724	11,123
Note payable	11,705	11,705
Current portion of capital lease obligation	25	25

Total current liabilities	25,935	35,110
Capital lease obligation, net of current portion	51	69
Long-term debt, net of current portion	52,169	44,494

Total liabilities	78,155	79,673

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 135,000,000 shares authorized; 30,559,036 and 30,022,478 issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	4	3
Additional paid-in capital	1,928	(249)
Retained earnings (deficit)	(9,886)	(754)
Accumulated other comprehensive loss	(7)	—

Total stockholders’ equity (deficit)	(7,961)	(1,000)

Total liabilities and stockholders’ equity (deficit)	$70,194	$78,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Services and fees	$13,499	$10,980	$26,408	$60,767
Sale of goods	359	4,056	4,732	11,197

Total revenues	13,858	15,036	31,140	71,964

Operating expenses:
Direct cost of services	2,852	4,792	10,938	12,540
Cost of goods sold	561	3,851	6,098	9,553
Selling, general and administrative expenses	8,018	7,246	24,617	26,084

Total operating expenses	11,431	15,889	41,653	48,177

Operating income (loss)	2,427	(853)	(10,513)	23,787
Other income (expense):
Other income (expense)	(401)	(341)	(1,268)	(580)
Interest income	157	12	334	20
Interest expense	(848)	(2,328)	(2,640)	(9,272)

Income (loss) from continuing operations before benefit for income taxes	1,335	(3,510)	(14,087)	13,955
(Provision) benefit for income taxes	(880)	7,610	4,955	7,610

Income (loss) from continuing operations	455	4,100	(9,132)	21,565
Loss from discontinued operations	—	(67)	—	(67)

Net income (loss)	$455	$4,033	$(9,132)	$21,498

Weighted average basic shares outstanding	28,160,667	22,088,614	28,020,733	14,445,101
Weighted average diluted shares outstanding	29,129,099	23,472,774	28,020,733	14,906,487
Basic and diluted earnings (loss) per share	$0.02	$0.18	$(0.33)	$1.49
Diluted earnings (loss) per share	$0.02	$0.17	$(0.33)	$1.44
PRO FORMA COMPUTATION RELATED TO CONVERSION TO C CORPORATION FOR INCOME TAX PURPOSES (unaudited):
Historical income from operations before income taxes		$(3,510)		$13,955
Pro forma provision for income taxes		1,383		(5,498)

		(2,127)		8,457
		(41)		(41)

Pro forma net income		$(2,168)		$8,416

Pro forma weighted average basic shares outstanding		22,088,614		14,445,101
Pro forma weighted average diluted shares outstanding		22,088,614		14,906,487
Pro forma basic and diluted earnings per share		$(0.10)		$0.58
Pro forma diluted earnings (loss) per share		$(0.10)		$0.56

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2010

(Unaudited)

(Dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)

	Shares	Amount	Shares	Amount
Balance, January 1, 2010	—	$—	30,022,478	$3	$(249)	$(754)	$—	$(1,000)
Vesting of restricted stock, net of shares withheld for employee taxes	—	—	536,558	1	(1,133)	—	—	(1,132)
Share based compensation	—	—	—	—	3,310	—	—	3,310
Net loss for the nine months ended September 30, 2010	—	—	—	—	—	(9,132)	—	(9,132)
Foreign currency translation adjustment	—	—	—	—	—	—	(7)	(7)

Balance, September 30, 2010	—	$—	30,559,036	$4	$1,928	$(9,886)	$(7)	$(7,961)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(9,132)	$21,498
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	580	465
Provision (recoveries) of doubtful accounts	45	(24)
Impairment of goods held for sale or auction	1,308	67
Share-based payments	3,430	1,543
Effect of foreign currency on operations	(6)	—
Non-cash interest	(316)	9
Loss on disposal of assets	3	15
Deferred income taxes	(4,961)	(7,610)
Income allocated to mandatorily redeemable noncontrolling interests	1,174	1,311
Change in operating assets and liabilities:
Accounts receivable and advances against customer contracts	(442)	5,140
Income taxes receivable	1,100	—
Goods held for sale or auction	(289)	2,325
Prepaid expenses and other assets	672	(2,159)
Accounts payable and accrued expenses	(3,658)	(3,237)
Auction and liquidation proceeds payable	3,575	1,658
Accrued compensation plans	—	4,005

Net cash provided by (used in) operating activities	(6,917)	25,006

Cash flows from investing activities:
Purchases of property and equipment	(526)	(666)
Increase in note receivable - related party	(5,930)	—
Decrease (increase) in restricted cash	264	(21,303)

Net cash used in investing activities	(6,192)	(21,969)

Cash flows from financing activities:
Payment of note payable	(1,724)	(4,383)
Repayments of long-term debt	—	(4,086)
Repayments of capital lease obligations	(18)	(134)
Payment of employment taxes on vesting of restricted stock	(1,132)	—
Proceeds from reverse merger dated July 31, 2009	—	70,409
Distributions to stockholders	—	(33,853)
Distribution to noncontrolling interests	(987)	(1,116)

Net cash provided by (used in) financing activities	(3,861)	26,837

Increase (decrease) in cash and cash equivalents	(16,970)	29,874
Effect of foreign currency on cash	(1)	—

Net increase (decrease) in cash and cash equivalents	(16,971)	29,874
Cash and cash equivalents, beginning of period	37,989	16,965

Cash and cash equivalents, end of period	$21,018	$46,839

Supplemental disclosures:
Interest paid	$3,134	$6,654
Supplemental disclosures of noncash investing and financing activities
Deferred compensation arrangements	$—	1,022
Issuance of notes payable from reverse merger dated July 31, 2009	—	60,000

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

Pursuant to a letter agreement, dated as of July 28, 2009 (the “Letter Agreement”) by and among the Company, AAMAC, GAG, LLC, and certain founding shareholders of AAMAC (the “AAMAC Founders”), the AAMAC Founders agreed to have 1,000,000 shares they received held in escrow until GAG, LLC’s achievement of any one of the Adjusted EBITDA targets discussed below. The 1,000,000 shares, which are subject to voting restrictions while in escrow, will be forfeited and cancelled if GAG, LLC fails to achieve any of the Adjusted EBITDA targets discussed below.

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

In the condensed consolidated statement of operations, the recapitalization of the number of shares of common stock attributable to the Great American Members is reflected retroactive to January 1, 2009. Accordingly, the number of shares of common stock used to calculate the Company’s earnings per share for the periods prior to the Acquisition on July 31, 2009 totals 10,560,000, consisting of the number of shares of common stock issued to the Great American Members as consideration for their Contribution.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Liquidity Matters

Over the past years, the Company’s growth has been funded through a combination of profits generated from operations and more recently from proceeds received from AAMAC in connection with the Acquisition. During the nine months ended September 30, 2010, the operating profits generated by the Company’s Auction and Liquidation segment have been negatively impacted due to fewer retail liquidation engagements conducted by the Company. As economic conditions and credit markets have improved for retailers, the number of large retail liquidation engagements in the auction and liquidation industry has decreased from historical levels. These factors, in addition to the interest expense on the $53,893 of subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, have resulted in the net use of $6,917 of cash from operations during the nine months ended September 30, 2010.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

On May 4, 2010, the Company entered into individual amendments to an aggregate of $52,419 of the $55,617 principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders and the interest rate was reduced from 12.0% per annum to 3.75% per annum. In addition, the maturity date for $46,996 of the $55,617 principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members was extended to July 31, 2018, subject to annual prepayments based upon the Company’s cash flow subject to certain limitations as provided in the amendment to the notes payable, including, without limitation, the Company’s maintenance of a minimum adjusted cash balance of $20,000. The terms of these amendments significantly reduce the annual cash required to service this debt. On October 27, 2010, the Company entered into individual waivers for an aggregate of $51,334 of the $53,893 principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, whereby the noteholders agreed to permit the Company to defer payment of interest payments due on each of October 31, 2010, January 31, 2011, and April 30, 2011 until July 31, 2011.

In addition to amending the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, the Company implemented cost reduction measures in September 2010 which resulted in a reduction in employee headcount, reduction in base salaries to senior executives, and other cost savings measures. The Company also merged the operations of the machinery and equipment appraisal business with the wholesale and industrial auction business. These actions are expected to result in annual cost savings which should start to be realized in the fourth quarter of 2010.

As of September 30, 2010, the Company had approximately $21,018 in unrestricted cash and no borrowings outstanding under the asset based credit facility. The Company believes that its current cash and cash equivalents, funds available under its asset based credit facility and cash expected to be generated from operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. The Company continues to monitor its financial performance to ensure sufficient liquidity to fund operations.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements as permitted under applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

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

Revenues in the Valuation and Appraisal segment are primarily comprised of fees for valuation and appraisal services. Revenues are recognized upon the delivery of the completed services to the related customers and collection of the fee is reasonably assured. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs which totaled $526 and $569 for the three months ended September 30, 2010 and 2009, respectively, and $1,754 and $1,766 for the nine months ended September 30, 2010 and 2009, respectively.

Revenues in the Auction and Liquidation segment are comprised of (i) commissions and fees earned on the sale of goods at auctions and liquidations; (ii) revenues from auction and liquidation services contracts where the Company guarantees a minimum recovery value for goods being sold at auction or liquidation; (iii) revenue from the sale of goods that are purchased by the Company for sale at auction or liquidation sales events; and (iv) revenues from contractual reimbursable expenses incurred in connection with auction and liquidation contracts. Revenues in the Auction and Liquidation segment also include estimated losses that are accrued at the end of the reporting period and revenues from the resolution of contractual matters on the performance of retail liquidation services engagements where we guarantee a minimum recovery value for goods sold. Revenues from one liquidation service contract represented 45.4% and 5.1% of total revenues during the three and nine months ended September 30, 2010, respectively. The majority of the revenue from this liquidation service contract during the three months ended September 30, 2010 was the result of the reversal of a loss reserve that was accrued at June 30, 2010 for an engagement where we guaranteed a minimum recovery value for goods.

Commission and fees earned on the sale of goods at auction and liquidation sales are recognized when evidence of an arrangement exists, the sales price has been determined, title has passed to the buyer and the buyer has assumed the risks of ownership, and collection is reasonably assured. The commission and fees earned for these services are included in revenues in the accompanying condensed consolidated statement of operations. Under these types of arrangements, revenues also include contractual reimbursable costs which totaled $534 and $1,346 for the three months ended September 30, 2010 and 2009, respectively, and $3,644 and $4,308 for the nine months ended September 30, 2010 and 2009, respectively.

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

The Company may periodically have significant concentrations of revenues in the Auction and Liquidation segment from auction and liquidation services contracts where the Company guarantees a minimum recovery value for goods being sold at auction or liquidation. Revenues from one liquidation service contract represented 45.4% and 5.1% of total revenues during the three and nine months ended September 30, 2010, respectively. The majority of the revenue from this liquidation service contract during the three months ended September 30, 2010 was the result of the reversal of a loss reserve that was accrued at June 30, 2010. Revenues from two liquidation service contracts represented 22.8% and 13.3% of total revenues during the nine months ended September 30, 2009.

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

The unaudited pro forma computation of income tax (benefit) included in the condensed consolidated statements of operations, represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation for the three and nine months ended September 30, 2009. Pro forma taxes are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Actual rates and expenses could have differed had the Company actually been subject to U.S. federal and state income taxes for all periods presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to U.S. federal and state income taxes as a corporation for the three and nine months ended September 30, 2009.

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

(i) Accounts Receivable

Accounts receivable represents amounts due from the Company’s valuation and appraisal customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company’s bad debt expense totaled $0 and $18 for the three months ended September 30, 2010 and 2009, respectively, and $45 and $18 for the nine months ended September 30, 2010 and 2009, respectively. Bad debt expense is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

(j) Goods Held for Sale or Auction

Goods held for sale or auction are stated at the lower of cost, determined by the specific-identification method, or market.

(k) Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation and amortization expense was $164 and $131 for the three months ended September 30, 2010 and 2009, respectively, and $460 and $344 for the nine months ended September 30, 2010 and 2009, respectively.

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

The Company records mandatorily redeemable noncontrolling interests that were issued after November 5, 2003 at fair value (see Note 13(a)) with fair value determined in accordance with the Codification. The table below presents information about the Company’s mandatorily redeemable noncontrolling interests that are measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 which are categorized using the three levels of fair value hierarchy. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

The following tables present information on the liabilities measured and recorded at fair value on a recurring basis as of September 30, 2010 and December 31, 2009.

	Financial Assets Measured at Fair Value on a Recurring Basis at September 30, 2010, Using
	Fair Value at September 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,422	$—	$—	$2,422

Total liabilities measured at fair value	$2,422	$—	$—	$2,422

	Financial Assets Measured at Fair Value on a Recurring Basis at December 31, 2009, Using
	Fair Value at December 31, 2009	Quoted prices active markets for identical assets (Level 1)	observable inputs (Level 2)	unobservable inputs (Level 3)
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,361	$—	$—	$2,361

Total liabilities measured at fair value	$2,361	$—	$—	$2,361

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

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

NOTE 4—ACCOUNTS RECEIVABLE

The components of accounts receivable net include the following:

	September 30, 2010	December 31, 2009
Accounts receivable not subject to factoring agreement	$1,358	$931
Unbilled receivables	289	995
Amounts due from factor	636	720

Total accounts receivable	2,283	2,646
Allowance for doubtful accounts	(6)	(18)

Accounts receivable, net	$2,277	$2,628

Additions and changes to the allowance for doubtful accounts consists of the following

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Balance, beginning of period	$6	$42	$18	$82
Add: Additions to reserve	—	18	45	18
Less: Write-offs	—	—	(57)	(40)
Less: Recoveries	—	(42)	—	(42)

Balance, end of period	$6	$18	$6	$18

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

The sale of the receivables is accounted for in accordance with the accounting guidance for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with the Codification, receivables are considered sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables, and the Company has surrendered control over the transferred receivables. Accounts receivable sold to the Factor were $3,500 and $3,084 during the three months ended September 30, 2010 and 2009, respectively, and $10,435 and $10,441 for the nine months ended September 30, 2010 and 2009, respectively. Factoring commissions and other fees based on advances were $34 and $40 for the three months ended September 30, 2010 and 2009, respectively, and $77 and $128 for the nine months ended September 30, 2010 and 2009, respectively. Factoring commissions and other fees are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

NOTE 5—GOODS HELD FOR SALE OR AUCTION

	September 30, 2010	December 31, 2009
Machinery and equipment	$12,713	$13,129
Aircraft parts	1,242	1,885

Total	$13,955	$15,014

Machinery and equipment with a carrying value of $11,705 serves as collateral for the $11,705 note payable as more fully described in Note 9.

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

Other intangible assets with finite lives includes customer relationships which are being amortized over their estimated useful lives of 6 years. Amortization expense was $40 for each of the three month periods ended September 30, 2010 and 2009 and $120 for each of the nine month periods ended September 30, 2010 and 2009. At September 30, 2010, the estimated future amortization expense for each of the succeeding years is as follows: $40 for the remainder of fiscal year 2010 and $82 for fiscal year 2011. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors.

Trademarks have been identified as an indefinite lived intangible asset and are presented with definite lived intangible assets as follows:

	September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$970	$848	$122
Trademarks	140	—	140

Total	$1,110	$848	$262

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$970	$728	$242
Trademarks	140	—	140

Total	$1,110	$728	$382

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

NOTE 7—CREDIT FACILITIES

Credit facilities consists of the following arrangements:

(a) $100,000 Asset Based Credit Facility

On October 21, 2008, the Company entered into an asset based credit facility with a financial institution with an initial expiration date of October 21, 2010. On August 27, 2009, the credit agreement was amended to reflect the Company’s ownership of GAG, LLC after the consummation of the Acquisition and which, among other things, revised the definition of “Guarantor” to include the Company. On July 16, 2010, the credit agreement was further amended to increase the amount of credit advances and letter of credit obligations from an aggregate of $75,000 to $100,000 and extend the term of the credit facility to July 16, 2013. In addition, the base rate for the revolving loan amount was amended to the greatest of (1) the Wells Fargo prime rate; (2) the LIBOR plus 1.00% and (3) the Federal Funds Effective Rate plus 0.50%. Prior to the amendment, the base rate was the Wells Fargo prime rate. In connection with the amendment, the Company paid a renewal fee of $250. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 3(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The credit facility also provides for success fees in the amount of 5% to 20% of the profits earned on the liquidation contract, if any, as defined in the credit facility. Interest expense totaled $257 (including success fees of $240) and $423 (including success fees of $388) for the three months ended September 30, 2010 and 2009, respectively, and $529 (including success fees of $290) and $5,625 (including success fees of $5,002) for the nine months ended September 30, 2010 and 2009, respectively. There was no outstanding balance under the credit facility at September 30, 2010 and December 31, 2009.

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

NOTE 8—LONG-TERM DEBT

Long-term debt consists of the following arrangements:

	September 30, 2010	December 31, 2009
$60,000 notes payable to each of the Great American Members and the Phantom Equityholders of GAG, LLC issued in connection with the Acquisition dated July 31, 2009	$53,893	$55,617
$6,707 note payable from acquisition of Garcel on July 1, 2005	—	—
$1,500 non-interest bearing note payable from the purchase of mandatorily redeemable noncontrolling interest in GAAV, maturing November 1, 2009 (imputed interest at 5.0% of $1 and $9 at September 30, 2009 and December 31, 2008, respectively)	—	—

Total long-term debt	53,893	55,617
Less current portion of long-term debt	1,724	11,123

Long-term debt, net of current portion	$52,169	$44,494

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

(a) $60,000 Notes Payable

On July 31, 2009, in connection with the Acquisition, the Company issued a note payable to the Contribution Consideration Recipients in the initial principal amount of $60,000. In connection with the closing of the Acquisition, an initial principal payment of $4,383 was made, thereby reducing the principal amount of the note to $55,617. On August 28, 2009, the note was replaced with separate subordinated unsecured promissory notes (collectively, the “Notes”) issued in favor of each of the Contribution Consideration Recipients. Prior to the Amendments described below, all Notes were payable in five equal annual principal payments in the aggregate amount of $11,123 due on the anniversary date of the Notes beginning on July 31, 2010 through July 31, 2014 with interest payable quarterly in arrears beginning October 31, 2009 at 12% per annum. On May 4, 2010, the Company entered into individual amendments (each, an Amendment and collectively, the “Amendments”) to an aggregate of $52,419 of the $55,617 principal amount outstanding of the subordinated unsecured promissory notes, which reduced the interest rate on the amended notes from 12.0% per annum to 3.75% per annum. The interest rate reduction is effective retroactive to February 1, 2010. In addition, the maturity date for $46,996 of the $55,617 principal amount outstanding of the subordinated, unsecured promissory notes was extended to July 31, 2018, subject to annual prepayments based upon the Company’s cash flow subject to certain limitations, as provided in the amendment to the notes payable, including, without limitation, the Company’s maintenance of a minimum adjusted cash balance of $20,000. Each prepayment, if any, is due within 30 days of the filing of the Company’s Annual Report on Form 10-K, beginning with the Form 10-K for the fiscal year ending December 31, 2010. The remaining notes with $8,621 principal amount outstanding continue to be payable in five equal annual principal payments as described above. On October 27, 2010, the Company entered into individual waivers for an aggregate of $51,334 of the $53,893 principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, whereby the noteholders agreed to permit the Company to defer payment of interest payments due on each of October 31, 2010, January 31, 2011, and April 30, 2011 until July 31, 2011. Interest expense totaled $573 and $2,100 for the three and nine months ended September 30, 2010, respectively, and $1,106 for each of the three and nine month periods ended September 30, 2009. In accordance with the Amendments to the notes payable, the current portion of the amended notes payable in the amount of $1,724 and the long-term portion of the amended notes payable in the amount of $52,169 has been recorded in the accompanying condensed consolidated balance sheet as of September 30, 2010.

(b) $6,707 Note Payable

On July 1, 2005, the Company entered into a secured promissory note in the principal amount of $6,707 payable to the seller of Garcel, Inc. (see Note 6). The note payable requires interest only monthly payments at Well Fargo Bank’s prime rate which was approximately 3.25% during the nine months ended September 30, 2009. Pursuant to the terms of the Purchase Agreement, the balance of the note payable was paid in full in connection with the consummation of the Acquisition. Interest expense was $9 and $67 for the three and nine months ended September 30, 2009, respectively.

(c) $1,500 Non-Interest Bearing Note Payable

On September 30, 2007, the Company purchased from one of the members of GAAV such member’s mandatorily redeemable noncontrolling interest in GAAV (6.9%) in exchange for a non-interest bearing note payable in the amount of $1,500 with imputed interest of $55 at 5.0% (see Note 6). The note payable required annual payments of $500 in 2007, $700 in 2008, and was paid in full with the final payment of $300 in 2009. Amortization of the discount on the note payable was $3 and $9 for the three and nine months ended September 30, 2009, respectively, and is included in interest expense in the accompanying condensed consolidated statements of operations.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

NOTE 9—NOTE PAYABLE

On May 29, 2008, GAGEE entered into a credit agreement with Garrison Special Opportunities Fund LP, Gage Investment Group LLC (collectively, the “Lenders”) to finance the purchase of certain machinery and equipment to be sold at auction or liquidation. The principal amount of the loan was $12,000 and borrowings bore interest at a rate of 20% per annum. The loan is collateralized by the machinery and equipment which were purchased with the proceeds from the loan. GAGEE was required to make principal and interest payments from proceeds from the sale of the machinery and equipment. GAGEE is a special purpose entity created to purchase the machinery and equipment, whose assets consist only of the machinery and equipment in question and whose liabilities are limited to the Lenders’ note and certain operational expenses related to this transaction. GAG, LLC guaranteed GAGEE’s liabilities to the Lenders up to a maximum of $1,200. The original maturity date of the loan was May 29, 2009, however, GAGEE exercised its right to extend the maturity date for 120 days until September 26, 2009. A fee of $180 was paid in connection with the extension. On September 26, 2009, the note payable became due and payable. On October 8, 2009, GAGEE and GAG, LLC entered into a Forbearance Agreement effective as of September 27, 2009 (the “Forbearance Agreement”) with the Lenders and Garrison Loan Agency Services LLC (“Administrative Agent”), relating to the credit agreement, by and among GAGEE, as borrower, GAG, LLC, as guarantor, the Lenders and the Administrative Agent. Pursuant to the terms of the Forbearance Agreement, the Lenders agreed to forbear from exercising any of the remedies available to them under the credit agreement and the related security agreement until November 17, 2009, unless a forbearance default occurs, as specified in the Forbearance Agreement. Also, pursuant to the terms of the Forbearance Agreement, GAGEE agreed to hold an auction of the assets collateralizing GAGEE obligations under the credit agreement on or before November 3, 2009 and to use the sale proceeds to repay its obligations under the credit agreement. In connection with the execution of the Forbearance Agreement, GAG, LLC made a payment of $1,200 on October 9, 2009, in full satisfaction of its guaranty under the credit agreement which reduced the principal amount of borrowings and interest due under the credit agreement. Pursuant to the Forbearance Agreement, the Company held an auction of the assets collateralizing GAGEE’s obligation on November 3, 2009. The sale of the assets at auction was subject to meeting the reserve prices and approval by the Lenders, and the auction did not result in the sale of any of the assets. On December 31, 2009, GAGEE entered into an amendment to credit agreement (the “Amended Credit Agreement”) dated as of December 18, 2009 with Garrison Special Opportunities Fund LP and the Administrative Agent, whereby the Lender agreed to forebear from exercising any of the remedies available to them under the Forebearance Agreement and the related Security Agreement and to extend the maturity date of the Forebearance Agreement until November 18, 2010, unless a forbearance default occurs, as specified in the Amended Credit Agreement. Also pursuant to the terms of the Amended Credit Agreement, the interest rate has been reduced from 20% to 0% and the Lender has agreed to reimburse GAGEE for certain expenses from proceeds of the sale assets that collateralize the Amended Credit Agreement. GAGEE has no assets other than those collateralizing the loan. GAG, LLC has satisfied its obligation to pay the $1,200 guarantee and the credit agreement does not provide for other recourse against GAG, LLC. At September 30, 2010 and December 31, 2009, the aggregate principal balance of the note payable was $11,705 for each of the respective periods. Interest expense in connection with this note payable was $669 and $1,796 for the three and nine months ended September 30, 2009, respectively. The Company is currently in negotiations with the lender to extend the terms of the Forebearance Agreement.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

NOTE 10—INCOME TAXES

Prior to the Acquisition on July 31, 2009, the Company’s results of operations were taxed as a limited liability company, whereby the Company elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying condensed consolidated financial statements for periods prior to July 31, 2009. As a result of the Acquisition, beginning on July 31, 2009, the Company’s results of operations are taxed as a C Corporation. The Company’s benefit for income taxes consists of the following for the nine months ended September 30, 2010:

Nine Months Ended September 30, 2010
Current:
Federal	$(5)
State	(1)

Total current provision	(6)

Deferred:
Federal	3,893
State	1,068

Total deferred provision	4,961

Total benefit for income taxes	$4,955

A reconciliation of the federal statutory rate of 34% for the nine months ended September 30, 2010 to the effective tax rate for income from before income taxes is as follows:

Nine Months Ended September 30, 2010
Benefit for income taxes at federal statutory rate	(34.0)%
State income taxes, net of federal benefit	(5.4)
Other	4.2

Effective income tax rate	(35.2)%

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

Deferred income tax assets (liabilities) consisted of the following:

	September 30, 2010	December 31, 2009
Deferred tax assets:
Allowance for doubtful accounts	$2	$7
Goods held for sale or auction	999	583
Deductible goodwill	607	695
Accrued liabilities	198	213
Mandatorily redeemable noncontrolling interests	620	667
Note payable to Phantom Equityholders	2,413	3,246
Share based payments	968	1,280
Net operating loss carryforward	10,876	5,075

Total gross deferred tax assets	16,683	11,766

Deferred tax liabilities:
Other intangible assets	(9)	(53)

Total gross deferred tax liabilities	(9)	(53)

Net deferred tax assets	$16,674	$11,713

As of December 31, 2009, the Company had federal net operating loss carryforwards of $11,569 and state net operating loss carryforwards of $11,298. The Company’s federal net operating loss carryforwards will expire in the tax year ending December 31, 2029 and the state net operating loss carryforwards will expire in 2030.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2010, the Company believes that it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance.

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

Basic and diluted earnings (loss) per share was calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$455	$4,033	$(9,132)	$21,498

Weighted average shares outstanding:
Basic	28,160,667	22,088,614	28,020,733	14,445,101
Effect of dilutive potential common shares:
Restricted stock units and non-vested shares	—	64,160	—	21,386
Contingently issuable shares	968,432	1,320,000	—	440,000

Diluted	29,129,099	23,472,774	28,020,733	14,906,487

Basic earnings (loss) per share	$0.02	$0.18	$(0.33)	$1.49
Dilute earnings (loss) per share	$0.02	$0.17	$(0.33)	$1.44

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

(a) Grant of Membership Interests in Limited Liability Company Subsidiaries

The limited liability company operating agreement of GAAV was amended on January 1, 2008 to admit two additional members. Both such members were granted a 3% interest in the members’ equity of GAAV. The aggregate value of the grant of the membership interests totaled $1,440. The membership interests vest one-third on January 1, 2008, the date of grant, and one-third on January 1, 2010 and the remaining one-third on January 1, 2011. The membership interests were issued as employee share based payment awards that are being recognized over the requisite service periods. Share based compensation of $40 and $100 for the three months ended September 30, 2010 and 2009, respectively, and $120 and $300 for the nine months ended September 30, 2010 and 2009, respectively is included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations. At September 30, 2010, total unrecognized compensation expense related to the unvested portion of these grants amounted to $40 and is being recognized over the remaining service period through January 1, 2011.

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

Share based compensation for these stock awards was $887 and $2,958 for the three and nine months ended September 30, 2010, respectively, and $1,183 for each of the three and nine month periods ended September 30, 2009. Share based compensation is included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

At September 30, 2010, there was $1,183 of unrecognized share based compensation expense related to the restricted stock award, which will be recognized over the remaining vesting period of 0.3 years. The Company’s non-vested stock activity for the nine months ended September 30, 2009 is summarized in the following table:

	Shares	Weighted Average Fair Value Per Share
Outstanding at December 31, 2009	1,440,000	$4.93
Granted	—	$—
Vested	(1,080,000)	$4.93
Foreited/Cancelled	—	$—

Outstanding at September 30, 2010	360,000	$4.93

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

Share based compensation for the restricted stock units was $105 and $352 for the three and nine months ended September 30, 2010, respectively, and $60 for each of the three and nine month periods ended September 30, 2009. Share based compensation is included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations. At September 30, 2010, there was $198 of unrecognized share based compensation expense related to these restricted stock units, which will be recognized over the remaining vesting period of 0.8 years.

(d) Great American Group, Inc. Amended and Restated 2009 Stock Incentive Plan

In connection with the consummation of the Acquisition, the Company assumed the AAMAC 2009 Stock Incentive Plan which was approved by the AAMAC stockholders on July 31, 2009 (as assumed, the “Incentive Plan”). In accordance with Section 13(a) of the Incentive Plan, in connection with the Company’s assumption of the Incentive Plan, the Board of Directors adjusted the maximum number of shares that may be delivered under the Incentive Plan to 15,644,000 to account for the two-for-one exchange ratio of Company common stock for AAMAC common stock in the Acquisition. On August 19, 2009, the Board of Directors approved an amendment and restatement of the Incentive Plan which adjusted the number of shares of the Company reserved for issuance thereunder to 7,822,000. As of September 30, 2010, there were 7,530,725 shares reserved for issuance under the amended and restated Incentive Plan.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

NOTE 14—EMPLOYEE COMPENSATION ARRANGEMENTS

(a) Guaranteed Payments

On July 16, 2007, GAG, LLC entered into employment agreements with two of its members who served as officers of GAG, LLC which entitle each member to a guaranteed payment of $500 per year plus additional benefits for a three-year period. If during the term of the agreement, the officer’s employment terminates for any reason or no reason at all, the officer is entitled to receive a lump sum payment for the remaining unpaid contractual payments including fringe benefits. In connection with the Acquisition, these employment agreements were terminated and the officers entered into new employment agreements with the Company.

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

No additional awards have been granted since the inception of the Plan and 1,000 units of the initial grant have been forfeited, 500 of which were forfeited during the year ended December 31, 2008. At December 31, 2008, a total of 6,400 units were outstanding under the Plan. As the awards vested upon grant, the Company recognized a liability based upon the number of units outstanding and the increase in book value from the grant date. Compensation expense (benefit) in connection with the deferred compensation plan was $(2,428) and $4,005 during the three and nine months ended September 30, 2009, respectively, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. The Plan participants (the Phantom Equityholders) entered into amendment and release agreements in connection with the consummation of the Acquisition, pursuant to which each participants received payment in the form of a note payable. The initial aggregate principal amount of the notes payable was $9,300.

NOTE 15—RELATED PARTY TRANSACTIONS

In October 2008, the Company entered into a $30,530 asset based credit facility with an affiliate of one of the Company’s members for a single liquidation contract. The credit facility, as amended, provided financing in the form of a term loan in the amount of $23,927 and letters of credit in the amount of $6,603. Borrowings under the credit facility and fees for the letters of credit bore interest at a rate of 11.0% per annum. The credit facility also required the Company to pay a success fee in the amount of 25.0% of the profits earned on the liquidation contract, if any, as defined in the credit facility. Borrowings under the term loan were repaid in December 2008 and the term loan matured on January 20, 2009. The letters of credit had an expiration date of April 1, 2009. There were outstanding letters of credit of $7,041 at December 31, 2008. The letters of credit balance was reduced to $2,448 in January 2009 until expiration in April 2009. During the three and nine months ended September 30, 2009, interest expense was $0 (including $0 for the success fee) and $420 (including $325 for the success fee), respectively. This amount is included in interest expense in the accompanying condensed consolidated statement of operations.

On January 4, 2010, the Company loaned $2,706 to GAHA Fund I, a wholly-owned subsidiary of Great American Real Estate, LLC (“GARE”) which is a joint venture 50% owned by the Company and Kelley Capital, LLC. GAHA Fund I was created to purchase land and a commercial building that is planned to be sold by GARE. The note receivable is collateralized by the land and commercial building which was purchased with the proceeds from the loan. The note receivable bears interest at a rate of 10% per annum and all unpaid principal and interest is due on December 15, 2010. Interest income was $69 and $203 for the three and nine months ended September 30, 2010, respectively, and is included in interest income in the accompanying condensed consolidated statement of operations. At September 30, 2010, the note receivable in the amount of $2,706 and accrued interest receivable in the amount of $203 is included in note receivable – related party in the accompanying condensed consolidated balance sheet.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

On July 8, 2010, the Company loaned $3,224 to GARE for the purposes of investing in GAHA Fund II, LLC, a newly formed joint venture which is 50% owned by GARE. GAHA Fund II, LLC is a special purpose entity created to purchase non-performing distressed real estate loans at a discount to par from a financial institution and market the loans and real estate to third parties. The note receivable bears interest at a rate of 15% per annum and all unpaid principal and interest is due on July 8, 2011. Interest income was $113 for each of the three and nine month periods ended September 30, 2010 is included in interest income in the accompanying condensed consolidated statement of operations. At September 30, 2010, the note receivable in the amount of $3,224 and accrued interest receivable in the amount of $113 is included in note receivable – related party in the accompanying condensed consolidated balance sheet.

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

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Auction and Liquidation reportable segment:
Revenues - Services and fees	$8,563	$5,772	$10,957	$44,424
Revenues - Sale of goods	359	4,056	4,732	11,197

Total revenues	8,922	9,828	15,689	55,621
Direct cost of services	(680)	(2,381)	(4,200)	(5,778)
Cost of goods sold	(561)	(3,851)	(6,098)	(9,553)
Selling, general, and administrative expenses	(2,083)	(1,549)	(5,678)	(3,747)
Depreciation and amortization	(32)	(20)	(85)	(51)

Segment income	5,566	2,027	(372)	36,492

Valuation and Appraisal reportable segment:
Revenues	4,936	5,208	15,451	16,343
Direct cost of revenues	(2,172)	(2,411)	(6,738)	(6,762)
Selling, general, and administrative expenses	(1,893)	(1,957)	(6,324)	(5,962)
Depreciation and amortization	(39)	(46)	(125)	(118)

Segment income	832	794	2,264	3,501

Consolidated operating income from reportable segments	6,398	2,821	1,892	39,993
Corporate and other expenses	(3,971)	(3,674)	(12,405)	(16,206)
Interest income	157	12	334	20
Other income (expense)	(401)	(341)	(1,268)	(580)
Interest expense	(848)	(2,328)	(2,640)	(9,272)

Income (loss) from continuing operations before benefit for income taxes	1,335	(3,510)	(14,087)	13,955
(Provision) Benefit for income taxes	(880)	7,610	4,955	7,610

Income (loss) from continuing operations	455	4,100	(9,132)	21,565
Loss from discontinued operations	—	(67)	—	(67)

Net income (loss)	$455	$4,033	$(9,132)	$21,498

Capital expenditures:
Auction and Liquidation segment	$155	$239	$510	$381
Valuation and Appraisal segment	—	154	15	285

Total	$155	$393	$525	$666

	As of September 30, 2010	As of December 31, 2009
Total assets:
Auction and Liquidation segment	$65,536	$73,516
Valuation and Appraisal segment	4,658	5,157

Total	$70,194	$78,673

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Over the past years, our growth has been funded through a combination of profits generated from operations and more recently from proceeds received from AAMAC in connection with the Acquisition. During the nine months ended September 30, 2010, the operating profits generated by our auction and liquidation segment have been negatively impacted due to fewer retail liquidation engagements conducted by us. As economic conditions and credit markets have improved for retailers, the number of large retail liquidation engagements in the auction and liquidiation industry has decreased from historical levels. These factors, in addition to the interest expense on the $55.6 million of subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, have resulted in the net use of $6.9 million of cash from operations during the nine months ended September 30, 2010.

On May 4, 2010, we entered into individual amendments (each, an Amendment and collectively, the “Amendments”) to an aggregate of $52.4 million of the $55.6 million principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders and the interest rate was reduced from 12.0% per annum to 3.75% per annum. In addition, the maturity date for $47.0 million of the $55.6 million principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members was extended to July 31, 2018, subject to annual prepayments based upon our cash flow subject to certain limitations as provided in the amendment to the notes payable, including, without limitation, our maintenance of a minimum adjusted cash balance of $20.0 million. The terms of these amendments reduce the annual cash required to service this debt. On October 27, 2010, we entered into individual waivers for an aggregate of $51.3 million of the $53.9 million principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, whereby the noteholders agreed to allow us to defer payment of the interest payments due on each of October 31, 2010, January 31, 2011, and April 30, 2011 until July 31, 2011.

In addition to amending the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, we implemented cost reduction measures in September 2010 that resulted in a reduction in employee headcount by approximately 7%, reduction in base salaries to senior executives, and other cost savings measures which we expect to result in an aggregate total of approximately $2.2 million in cost savings on an annual basis. We also merged the operations of the machinery and equipment appraisal business with the wholesale and industrial auction business. These actions are expected to result in cost savings which should start to be realized in the fourth quarter of 2010.

As of September 30, 2010, we had approximately $21.0 million in unrestricted cash and no borrowings outstanding under our asset based credit facility. We believe that our current cash and cash equivalents, funds available under our asset based credit facility and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, allowance for doubtful accounts, goods held for sale or auction, goodwill and other intangible assets, share-based compensation and income taxes can be found in our 2009 Annual Report on Form 10-K. There have been no material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended September 30, 2010.

Results of Operations

The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Condensed Consolidated Statements of Operations

(dollars in thousands)

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
	Amount	%	Amount	%
Revenues:
Services and fees	$13,499	97.4%	$10,980	73.0%
Sale of goods	359	2.6%	4,056	27.0%

Total revenues	13,858	100.0%	15,036	100.0%

Operating expenses:
Direct cost of services	2,852	20.6%	4,792	31.9%
Cost of goods sold	561	4.0%	3,851	25.6%
Selling, general and administrative expenses	8,018	57.9%	7,246	48.2%

Total operating expenses	11,431	82.5%	15,889	105.7%

Operating income (loss)	2,427	17.5%	(853)	-5.7%

Other income (expense)	(401)	-2.9%	(341)	-2.3%
Interest income	157	1.0%	12	0.1%
Interest expense	(848)	-6.1%	(2,328)	-15.5%

Income (loss) from continuing operations before benefit for income taxes	1,335	9.6%	(3,510)	-23.3%
(Provision) benefit for income taxes	(880)	-6.4%	7,610	50.6%

Income (loss) from continuing operations	455	3.3%	4,100	27.3%
Loss from discontinued operations	—	0.0%	(67)	-0.4%

Net income (loss)	$455	3.3%	$4,033	26.8%

Revenues. Total revenues decreased $1.1 million to $13.9 million during the three months ended September 30, 2010 from $15.0 million during the three months ended September 30, 2009. The decrease in revenues was primarily due to a $0.9 million decrease in revenues in the auction and liquidation segment and a $0.2 million decrease in revenues in the valuation and appraisal services segment in 2010 as compared to the same period in 2009. Revenues in the auction and liquidation segment during the three months ended September 30, 2010 were negatively impacted by fewer liquidation engagements during the quarter as economic conditions for retailers and credit markets improved from the prior year. Revenues in the auction and liquidation segment during the three months ended September 30, 2010 were favorably impacted from the resolution of contractual matters on one retail liquidation engagement where we previously reserved for an estimated loss. Revenues from this one retail liquidation engagement represented 45.4% of total revenues during the three months ended September 30, 2010. The majority of the revenue from this liquidation service contract for the three months ended September 30, 2010 was the result of the reversal of a loss reserve that was accrued at June 30, 2010. The decrease in revenues of $0.2 million in the valuation and appraisal services segment was primarily due to a decrease in revenues related to asset valuations that we perform for asset-based loans on machinery and equipment.

Revenue and Gross Margin by Segment

(dollars in thousands)

Auction and Liquidation Segment:

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
	Amount	%	Amount	%
Revenues:
Services and fees	$8,563	96.0%	$5,772	58.7%
Sale of goods	359	4.0%	4,056	41.3%

Total revenues	8,922	100.0%	9,828	100.0%

Direct cost of services	680	7.6%	2,381	24.2%
Cost of goods sold	561	6.3%	3,851	39.2%

Total operating expenses	1,241	13.9%	6,232	63.4%

Gross margin	$7,681	86.1%	$3,596	36.6%

Gross margin services and fees	92.1%		58.7%
Gross margin sales of goods	-56.3%		5.1%

Revenues in the auction and liquidation segment decreased $0.9 million to $8.9 million during the three months ended September 30, 2010 from $9.8 million during the three months ended September 30, 2009. Revenues from services and fees increased $2.8 million to $8.6 million during the three months ended September 30, 2010 from $5.8 million during the three months ended September 30, 2009. The increase in revenues from services and fees of $2.8 million during the three months ended September 30, 2010 was primarily due to the favorable impact of the resolution of contractual matters on one retail liquidation engagement where we previously reserved for an estimated loss. Revenues from this one liquidation services contract represented 70.5% of total revenues in the auction and liquidation segment during the three months ended September 30, 2010. The majority of the revenue from this liquidation services contract for the three months ended September 30, 2010 was the result of the reversal of a loss reserve that was accrued at June 30, 2010. Revenues from gross sales of goods where we held title to the goods decreased to $0.4 million during the three months ended September 30, 2010 from $4.1 million during the three months ended September 30, 2009. The decrease in gross revenues from the sales of goods where we held title to the goods was primarily due fewer auction engagements where we sell assets during the three months ended September 30, 2010 as compared to 2009.

Gross margin in the auction and liquidation segment was 92.1% of revenues during the three months ended September 30, 2010, as compared to 58.7% of revenues during the three months ended September 30, 2009. The increase in the gross margin during the three months ended September 30, 2010 was primarily due to an increase in revenues earned in 2010 from services and fees from liquidation engagements where we provided a minimum recovery value for goods sold at bankruptcy liquidation sales. During the three months ended September 30, 2010, 73.4% of the revenues from services and fees resulted from the favorable impact of the resolution of contractual matters on one retail liquidation engagement where we previously reserved for an estimated loss as previously discussed. The gross margin during the three months ended September 30, 2010 was also negatively impacted by the decrease in the gross margin from the sales of goods where we held title, which decreased to (56.3%) during the three months ended September 30, 2010 as compared to a gross margin of 5.1% during the nine months ended September 30, 2009.

Valuation and Appraisal Segment:

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
	Amount	%	Amount	%
Revenues - Services and fees	$4,936	100.0%	$5,208	100.0%
Direct cost of services	2,172	44.0%	2,411	46.3%

Gross margin	$2,764	56.0%	$2,797	53.7%

Revenues in the valuation and appraisal segment decreased $0.3 million, or 5.2%, to $4.9 million during the three months ended September 30, 2010 from $5.2 million during the three months ended September 30, 2009. The decrease in revenues was primarily due to a decrease in revenues related to asset valuations conducted for lenders on asset-based loans for machinery and equipment.

Gross margins in the valuation and appraisal segment increased to 56.0% of revenues during the three months ended September 30, 2010 as compared to 53.7% of revenues during the three months ended September 30, 2009. Gross margins in 2010 were favorably impacted by reduction in employee headcount during the second quarter of 2010 which resulted in a decrease in salaries and wages in 2010 as compared to 2009. The gross margin during the three months ended September 30, 2010 was also negatively impacted by a reduction in the average price we earn from asset valuations for lenders on asset-based loans for machinery and equipment as a result of increased competition in the marketplace.

Operating Expenses

Direct Costs of Services. Total direct costs of services decreased $1.9 million, or 40.5%, to $2.9 million during the three months ended September 30, 2010 from $4.8 million during the three months ended September 30, 2009. Direct costs of services in the auction and liquidation segment decreased $1.7 million to $0.7 million during the three months ended September 30, 2010 from $2.4 million during the three months ended September 30, 2009. This decrease in expenses was primarily due to a decrease in the number of fee and commission type of engagements where we contractually bill fees, commissions and reimbursable expenses in 2010 as compared to the same period in 2009. Direct costs of services in the valuation and appraisal services segment decreased $0.2 million, or 9.9%, to $2.2 million during the three months ended September 30, 2010 from $2.4 million during the three months ended September 30, 2009. This decrease was primarily due to a reduction in employee headcount during the second quarter of 2010 which resulted in a decrease in salaries and wages in 2010 as compared to 2009.

Cost of Goods Sold. Cost of goods sold decreased $3.3 million to $0.6 million during the three months ended September 30, 2010 from $3.9 million during the three months ended September 30, 2009. As a percentage of gross sales of goods where we hold title to the goods, costs of goods sold was 156.3% during the three months ended September 30, 2010 as compared to 94.9% during the three months ended September 30, 2009. During the three months ended September 30, 2010, there were fewer auction engagements where we sell assets as compared to the same period in 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended September 30, 2010 and 2009 were comprised of the following:

Selling, General and Administrative Expenses by Segment

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009		Change
	Amount	%	Amount	%	Amount	%
Auction and liquidation	$2,115	26.4%	$1,569	21.7%	$546	34.8%
Valuation and appraisal	1,932	24.1%	2,003	27.6%	(71)	-3.5%
Corporate and other	3,971	49.5%	3,674	50.7%	297	8.1%

Total selling, general & administrative expenses	$8,018	100.0%	$7,246	100.0%	$772	10.7%

Selling, general and administrative expenses increased $0.8 million, or 10.7%, to $8.0 million during the three months ended September 30, 2010 from $7.3 million during the three months ended September 30, 2009. The increase in selling, general and administrative expense was primarily due to an increase in selling, general and administrative expense in the auction and liquidation segment and corporate and other during the three months ended September 30, 2010. Selling, general and administrative expense in the auction and liquidation segment increased $0.5 million, or 34.8%, to $2.1 million during the three months ended September 30, 2010 from $1.6 million for the three months ended September 30, 2009, primarily due to an increase in payroll and operating expenses from the expansion of our European operations during the three months ended September 30, 2010. Selling, general and administrative expense in corporate and other increased $0.3 million, or 8.1%, to $4.0 million during the three months ended September 30, 2010 from $3.7 million for the three months ended September 30, 2009. During the three months ended September 30, 2009, selling, general and administrative expenses in corporate and other included a credit in the amount of $2.4 million recorded due to a decrease in expenses related to the deferred compensation plan for the Phantom Equityholders. Excluding this credit, corporate and other expenses were $6.1 million during the three months ended September 30, 2009. The decrease in selling, general and administrative expenses in corporate and other was primarily due to a decrease in legal, accounting and professional fees during the three months ended September 30, 2010 as compared to the same period in 2009. During the three months ended September 30, 2009, we incurred $2.2 million of accounting, legal and consulting expenses as a result of the Acquisition.

Other Income (Expense). Other expense was $0.4 million during the three months ended September 30, 2010 as compared to $0.3 million during the three months ended September 30, 2009. The increase in other expense is primarily due to an increase in the losses incurred in 2010 from our 50% share of losses generated in the three months ended September 30, 2010 from the operations of Great American Real Estate, LLC (“GARE”), a joint venture with Kelly Capital to conduct auctions of foreclosed residential real estate properties and residential and commercial loan sales to third parties on behalf of financial institutions and other private parties.

Interest Expense. Interest expense decreased $1.5,or 63.6% to $0.8 million during the three months ended September 30, 2010 from $2.3 million during the three months ended September 30, 2009. Interest expense during the three months ended September 30, 2010 was comprised of $0.6 million of interest expense on the notes payable issued to the Great American Members and Phantom Equityholders as a result of the Acquisition in July 2009 and $0.2 million of interest expense on borrowings outstanding under our credit facilities for liquidation engagements. In comparison, interest expenses during the three months ended September 30, 2009 was comprised of $1.1 million of interest expense on the notes payable issued to the Great American Members and Phantom Equityholders as a result of the Acquisition in July 2009, $0.6 million of interest expense on borrowings outstanding under our credit facilities for liquidation engagements and $0.6 million of interest expense on borrowings used to finance certain machinery and equipment.

Income (Loss) from Operations. Income from operations was $1.3 million during the three months ended September 30, 2010 as compared to a loss from operations of $3.5 million during the three months ended September 30, 2009. The increase in income from operations in the period was primarily due to the favorable impact of the resolution of contractual matters on one retail liquidation engagement where we previously reserved for an estimated loss at June 30, 2010 as previously discussed.

Net Income (Loss). Net income was $0.5 million during the three months ended September 30, 2010 as compared to net income of $4.0 million during the three months ended September 30, 2009. The decrease in net income during the three months ended September 30, 2010 was primarily due to the tax benefit of $6.2 million recognized during the three months ended September 30, 2009 as a result of the change in tax status to a C corporation due to the Acquisition.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Condensed Consolidated Statements of Operations

(dollars in thousands)

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Amount	%	Amount	%
Revenues:
Services and fees	$26,408	84.8%	$60,767	84.4%
Sale of goods	4,732	15.2%	11,197	15.6%

Total revenues	31,140	100.0%	71,964	100.0%

Operating expenses:
Direct cost of services	10,938	35.1%	12,540	17.4%
Cost of goods sold	6,098	19.6%	9,553	13.3%
Selling, general and administrative expenses	24,617	79.1%	26,084	36.2%

Total operating expenses	41,653	133.8%	48,177	66.9%

Operating income (loss)	(10,513)	-33.8%	23,787	33.1%

Other income (expense)	(1,268)	-4.1%	(580)	-0.8%
Interest income	334	1.2%	20	0.0%
Interest expense	(2,640)	-8.5%	(9,272)	-12.9%

Income (loss) from continuing operations before benefit for income taxes	(14,087)	-45.2%	13,955	19.4%
Benefit for income taxes	4,955	15.9%	7,610	10.6%

Income (loss) from continuing operations	(9,132)	-29.3%	21,565	30.0%
Loss from discontinued operations	—	0.0%	(67)	-0.1%

Net income (loss)	$(9,132)	-29.3%	$21,498	29.9%

Revenues. Total revenues decreased $40.8 million to $31.1 million during the nine months ended September 30, 2010 from $72.0 million during the nine months ended September 30, 2009. The decrease in revenues was primarily due to a $39.9 million decrease in revenues in the auction and liquidation segment and a $0.9 million decrease in revenues in the valuation and appraisal services segment in 2010 as compared to the same period in 2009. Revenues in the auction and liquidation segment during the nine months ended September 30, 2010 were negatively impacted due to fewer liquidation engagements during 2010 as economic conditions for retailers and credit markets improved from the prior year and a decline in revenues from the auction of machinery and equipment. In comparison, during the nine months ended September 30, 2009 we earned revenues of $16.4 million and $9.4 million from two large liquidation service engagements where we provided a minimum recovery value for goods being sold at bankruptcy liquidation sales. The decrease in revenues of $0.9 million in the valuation and appraisal services segment was primarily due to a decrease in revenues related to asset valuations that we perform for asset-based loans on machinery and equipment.

Revenue and Gross Margin by Segment

(dollars in thousands)

Auction and Liquidation Segment:

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Amount	%	Amount	%
Revenues:
Services and fees	$10,957	69.8%	$44,424	79.9%
Sale of goods	4,732	30.2%	11,197	20.1%

Total revenues	15,689	100.0%	55,621	100.0%

Direct cost of services	4,200	26.8%	5,778	10.4%
Cost of goods sold	6,098	38.9%	9,553	17.2%

Total operating expenses	10,298	65.7%	15,331	27.6%

Gross margin	$5,391	34.3%	$40,290	72.4%

Gross margin services and fees	61.7%		87.0%
Gross margin sales of goods	-28.9%		14.7%

Revenues in the auction and liquidation segment decreased $39.9 million to $15.7 million during the nine months ended September 30, 2010 from $55.6 million during the nine months ended September 30, 2009. Revenues from services and fees decreased to $11.0 million during the nine months ended September 30, 2010, a decrease of $33.4 million from $44.4 million during the nine months ended September 30, 2009. The $33.4 million decrease in revenues from services and fees was primarily due to fewer liquidation engagements during the period as economic conditions for retailers and credit markets improved from the prior year and a decline in revenues from the auction of machinery and equipment. In comparison, during the nine months ended September 30, 2009, we earned revenues of $16.4 million and $9.4 million from two large liquidation service engagements where we provided a minimum recovery value for goods being sold at bankruptcy liquidation sales. Revenues from gross sales of goods where we held title to the goods decreased to $4.7 million during the nine months ended September 30, 2010 from $11.2 million during the nine months ended September 30, 2009. The decrease in gross revenues from the sales of goods where we held title to the goods was primarily due to fewer auction engagements where we sold assets during the nine months ended September 30, 2010 as compared to 2009.

Gross margin in the auction and liquidation segment was 61.7% of revenues during the nine months ended September 30, 2010, as compared to 87.0% of revenues during the nine months ended September 30, 2009. The decrease in the gross margin in 2010 was primarily due to a decrease in revenues from services and fees and gross margin from liquidation engagements where we provided a minimum recovery value for goods sold at bankruptcy liquidation sales. The gross margin during the nine months ended September 30, 2010 was also negatively impacted from the decrease in the gross margin from the sales of goods where we held title which decreased to (28.9%) during the nine months ended September 30, 2010 as compared to a gross margin of 14.7% during the nine months ended September 30, 2009.

Valuation and Appraisal Segment:

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Amount	%	Amount	%
Revenues - Services and fees	$15,451	100.0%	$16,343	100.0%
Direct cost of services	6,738	43.6%	6,762	41.4%

Gross margin	$8,713	56.4%	$9,581	58.6%

Revenues in the valuation and appraisal segment decreased $0.8 million, or 5.5%, to $15.5 million during the nine months ended September 30, 2010 from $16.3 million during the nine months ended September 30, 2009. The decrease in revenues was primarily due to a decrease in revenues related to asset valuations conducted for lenders on asset-based loans for machinery and equipment.

Gross margins in the valuation and appraisal segment decreased to 56.4% of revenues during the nine months ended September 30, 2010 as compared to 58.6% of revenues during the nine months ended September 30, 2009. Gross margins in 2010 were negatively impacted by the increase in headcount in the second half of 2009 resulting in additional salaries and wages in 2010 as compared to 2009 and a reduction the average pricing we earned from asset valuations for lenders on asset-based loans for machinery and equipment. The decrease in average pricing on asset valuations for lenders on asset-based loans for machinery and equipment was primarily due to increased competition in the marketplace.

Operating Expenses

Direct Costs of Services. Total direct costs of services decreased $1.6 million, or 12.8%, to $10.9 million during the nine months ended September 30, 2010 from $12.5 million during the nine months ended September 30, 2009. Direct costs of services in the auction and liquidation segment decreased $1.6 million to $4.2 million during the nine months ended September 30, 2010 from $5.8 million during the nine months ended September 30, 2009. The decrease in expenses was primarily due to a lower volume and decrease in margins we realized on fee and commission type of engagements where we contractually bill fees, commissions and reimbursable expenses in 2010 as compared to the same period in 2009. Direct costs of services in the valuation and appraisal services segment decreased $0.1 million, or 0.4%, to $6.7 million during the nine months ended September 30, 2010 from $6.8 million during the nine months ended September 30, 2009. This decrease was favorably impacted from a reduction in employee headcount during the second quarter of 2010 which resulted in a decrease in salaries and wages in 2010 as compared to 2009.

Cost of Goods Sold. Cost of goods sold decreased $3.5 million to $6.1 million during the nine months ended September 30, 2010 from $9.6 million during the nine months ended September 30, 2009. As a percentage of gross sales of goods where we hold title to the goods, costs of goods sold was 128.9% during the nine months ended September 30, 2010 as compared to 85.3% during the nine months ended September 30, 2009. The decrease in costs of goods sold during the nine months ended September 30, 2010, was primarily due to fewer auction engagements in 2010 where we sell assets as compared to the same period in 2009. This decrease was offset by a non-cash charges of $1.3 million during the period to increase the reserve for slow moving goods held for sale or auction.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the nine months ended September 30, 2010 and 2009 were comprised of the following:

Selling, General and Administrative Expenses by Segment

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009		Change
	Amount	%	Amount	%	Amount	%
Auction and liquidation	$5,763	23.4%	$3,798	14.6%	$1,965	51.7%
Valuation and appraisal	6,449	26.2%	6,080	23.3%	369	6.1%
Corporate and other	12,405	50.4%	16,206	62.1%	(3,801)	-23.5%

Total selling, general & administrative expenses	$24,617	100.0%	$26,084	100.0%	$(1,467)	-5.6%

Selling, general and administrative expenses decreased $1.5 million, or 5.6%, to $24.6 million during the nine months ended September 30, 2010 from $26.1million during the nine months ended September 30, 2009. The decrease in selling, general and administrative expense was primarily due to a decrease in selling, general and administrative expense in corporate and other during the nine months ended September 30, 2010, which decreased $3.8 million to $12.4 million during the nine months ended September 30, 2010 from $16.2 million during the nine months ended September 30, 2009. This decrease was primarily due to a decrease of $4.0 million in compensation expense related to the deferred compensation plan for the Phantom Equityholders and a decrease of $2.1 million for legal, accounting and professional fees related to the Acquisition on July 31, 2009, offset by an increase of $3.1 million in share based compensation expense in 2010 in connection with the consideration paid to the Phantom Equityholders in connection with the Acquisition on July 31, 2009 and additional finance and accounting personnel expenses incurred in 2010. Selling, general and administrative expenses in the auction and liquidation segment increased $2.0 million, or 51.7%, to $5.8 million during the nine months ended September 30, 2010 from $3.8 million for the nine months ended September 30, 2009. The increase was primarily due to an increase in payroll and operating expenses from the expansion of our European operations during the nine months ended September 30, 2010. Selling, general and administrative expenses in the valuation and appraisal services segment increased $0.4 million, or 6.1%, to $6.4 million during the nine months ended September 30, 2010 from $6.1 million for the nine months ended September 30, 2009. This increase was primarily due to an increase in personnel costs related to the expansion of the business development team and an increase in advertising and promotional expenses during the nine months ended September 30, 2010 as compared to the same period in 2009.

Other Income (Expense). Other expense was $1.3 million during the nine months ended September 30, 2010 as compared to $0.6 million during the nine months ended September 30, 2009. The increase in other expense is primarily due to an increase in the losses incurred in 2010 from our 50% share of losses generated in the nine months ended September 30, 2010 from the operations of Great American Real Estate, LLC (“GARE”), a joint venture with Kelly Capital to conduct auctions of foreclosed residential real estate properties and residential and commercial loan sales to third parties on behalf of financial institutions and other private parties.

Interest Expense. Interest expense decreased $6.6 million to $2.6 million during the nine months ended September 30, 2010 from $9.3 million during the nine months ended September 30, 2009. Interest expense during the nine months ended September 30, 2010 was comprised of $2.1 million of interest expense on the notes payable issued to the Great American Members and Phantom Equityholders as a result of the Acquisition in July 2009 and $0.5 million of interest expense on borrowings outstanding under our credit facilities for liquidation engagements. During the nine months ended September 30, 2009, interest expense was primarily related to $6.4 million of interest expense on borrowings outstanding under our credit facilities for liquidation engagements, $1.1 million of interest expense on the notes payable issued to the Great American Members and Phantom Equityholders as a result of the Acquisition in July 2009, and $1.8 million of interest expense on borrowings used to finance certain machinery and equipment. The decrease in interest expense is primarily due to a decrease in borrowings under our credit facilities for liquidation engagements as a result of a decrease in the number of liquidation engagements in the nine months ended September 30, 2010.

Income (Loss) from Operations. Loss from operations was $14.1 million during the nine months ended September 30, 2010 as compared to income from operations of $14.0 million during the nine months ended September 30, 2009. The decrease in income from operations in 2010 was primarily due to the decrease in revenues and profits earned in the auction and liquidation segment as previously discussed.

Net Income (Loss). Net loss was $9.1 million during the nine months ended September 30, 2010 as compared to net income of $21.5 million during the nine months ended September 30, 2009. The decrease in net income during the nine months ended September 30, 2010 was primarily due to the decrease in revenues and profits earned in the auction and liquidation segment as previously discussed.

Liquidity and Capital Resources

Over the past years, our growth has been funded through a combination of operating profits generated from operations and more recently from proceeds received from AAMAC in connection with the Acquisition, which was completed on July 31, 2009. During the nine months ended September 30, 2010, the profits generated by our auction and liquidation segment have been negatively impacted by fewer retail liquidation engagements conducted by us. As economic conditions and credit markets have improved for retailers, the number of large retail liquidation engagements in the auction and liquidiation industry has decreased from historical levels. These factors, in addition to the interest expense on the $55.6 million of subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, have resulted in the net use of $6.9 million of cash from operations during the nine months ended September 30, 2010.

On May 4, 2010, we entered into individual amendments (each, an Amendment and collectively, the “Amendments”) to an aggregate of $52.4 million of the $55.6 million principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders in connection with the Acquisition and the interest rate was reduced from 12.0% per annum to 3.75% per annum. In addition, the maturity date for $47.0 million of the $55.6 million principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members was extended to July 31, 2018, subject to annual prepayments based upon our cash flow subject to certain limitations as provided in the amendment to the notes payable, including, without limitation, our maintenance of a minimum adjusted cash balance of $20.0 million. The terms of these amendments significantly reduce the annual cash required to service this debt. On October 27, 2010, we entered into individual waivers for an aggregate of $51.3 million of the $53.9 million principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, whereby the noteholders agreed to permit us to defer the payment of interest payments due on each of October 31, 2010, January 31, 2011, and April 30, 2011 until July 31, 2011.

In addition to amending the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, we implemented cost reduction measures in September 2010 that resulted in a reduction in employee headcount by approximately 7%, reduction in base salaries to senior executives, and other cost savings measures which we expect to result in an aggregate total of approximately $2.2 million in cost savings on an annual basis. We also merged the operations of the machinery and equipment appraisal business with the wholesale and industrial auction business. These actions are expected to result in cost savings which should start to be realized in the fourth quarter of 2010.

As of September 30, 2010, we had $21.0 million in unrestricted cash and no borrowings outstanding under our asset based credit facility. We believe that our current cash and cash equivalents, funds available under our asset based credit facility and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations.

Acquisition Overview

We received net proceeds of $69.3 million from AAMAC as a result of the Acquisition and issued 19,346,626 shares of common stock of the Company to AAMAC shareholders. The Great American Members received 10,560,000 shares of our common stock and $82.4 million in accordance with the Purchase Agreement consisting of (i) cash distributions totaling $31.7 million from GAG, LLC and (ii) $50.7 million representing their share of the $60.0 million unsecured subordinated promissory note. The remaining portion of the unsecured subordinated promissory note, which amounted to $9.3 million, was issued to the Phantom Equityholders in settlement of accrued compensation payable pursuant to the deferred compensation plan as more fully described in Note 14(b) in the accompanying consolidated financial statements. In connection with the Acquisition, on October 2, 2009, we redeemed all of the outstanding warrants to purchase shares of our common stock for $0.50 in accordance with the terms of the warrants. The aggregate warrant redemption consideration paid to the warrant holders was approximately $23.0 million, which was paid with the $23.0 million that had been deposited in a separate account at the closing of the Acquisition for that purpose.

Cash Flow Overview for the Nine Months Ended September 30, 2010 and 2009

Our principal sources of liquidity are cash and cash equivalents as a result of the Acquisition, cash provided by operating activities, and funds available under revolving credit facilities and special purpose financing arrangements.

	Nine Months Ended September 30,
	2010	2009
Net cash provided by (used in):
Operating activities	$(6,917)	$25,006
Investing activities	(6,192)	(21,969)
Financing activities	(3,861)	26,837
Effect of foreign currency on cash	(1)	—

Net increase (decrease) in cash and cash equivalents	$(16,971)	$29,874

Cash used in operating activities was $6.9 million for the nine months ended September 30, 2010 compared to cash provided by operating activities of $25.0 million in the same period in 2009. The decrease in cash provided by operating activities in the nine months ended September 30, 2010 was primarily due to a decrease in revenue and income from operations in the auction and liquidation segment. During the nine months ended September 30, 2009, we earned revenues of $16.4 million and $9.6 million from two large consumer product retailers conducting bankruptcy liquidation sales. Revenues and profits in the auction and liquidation segment during the nine months ended September 30, 2010 were negatively impacted due to fewer liquidation engagements during the period as economic conditions for retailers and credit markets improved from the prior year.

Net cash used in investing activities was $6.2 million for the nine months ended September 30, 2010 and $22.0 million in the same period in 2009. During the nine months ended September 30, 2009, cash used in investing activities was primarily comprised of the use of $21.3 million of restricted cash used for services we provided for two large retail liquidation engagements that were completed in 2009 as previously discussed above and the use of $0.7 million of cash for capital expenditures. During the nine months ended September 30, 2010, cash used in investing activities was primarily comprised of cash for loans to related parties in the form of notes receivable in the amount of $5.9 million and the use of $0.5 million of cash for capital expenditiures.

Cash used by financing activities for the nine months ended September 30, 2010 was $3.9 million as compared to cash provided by financing activities of $26.8 million for the nine months ended September 30, 2009. Cash used by financing activities for the nine months ended September 30, 2010 included $1.7 million of principal payments on our notes payable to the Great American Members and Phantom Equityholders, $1.1 million for the payment of employment taxes on the vesting of restricted stock that was awarded to the Phantom Equityholders in connection with the Acquisition, and $1.0 million of distributions to noncontrolling interests. In the nine months ended September 30, 2009, cash provided by financing activities was primarily the result of $70.4 million of proceeds we received in connection with the Acquisition on July 31, 2009, offset be the use of cash for the repayment of $8.5 million of notes payable, long-term debt and capital lease obligations, $33.9 million of distributions to stockholders, and $1.1 million of distributions to noncontrolling interests.

From time to time, we utilize our asset based credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. At September 30, 2010, there were no borrowings outstanding under the credit facility. We are permitted to borrow up to $100.0 million under the credit facility; however, borrowings under the credit facility are only made at the discretion of the lender. We typically seek borrowings on an engagement-by-engagement basis. The asset based credit facility expires in July 2013, however, borrowings under the credit facility are generally required to be repaid within 180 days.

On May 29, 2008, GAGEE entered into a credit agreement to finance the purchase of certain machinery and equipment to be sold at auction or liquidation. The principal amount of the loan was $12.0 million and borrowings bear interest at a rate of 20% per annum. The loan is collateralized by the machinery and equipment which were purchased with the proceeds from the loan. GAGEE is required to make principal and interest payments from proceeds from the sale of the machinery and equipment. GAGEE is a special purpose entity created to purchase the machinery and equipment, whose assets consist only of the machinery and equipment in question and whose liabilities are limited to the lenders’ note and certain operational expenses related to this transaction. GAG, LLC guaranteed GAGEE’s liabilities to the lenders up to a maximum of $1.2 million. The original maturity date of the loan was May 29, 2009, however, GAGEE exercised its right to extend the maturity date for 120 days until September 26, 2009. A fee of $0.2 million was paid in connection with the extension. On September 26, 2009, the note payable became due and payable. On October 8, 2009, GAGEE and GAG, LLC entered into a Forbearance Agreement effective as of September 27, 2009 with the lenders and the Administrative Agent, relating to the credit agreement, by and among GAGEE, as borrower, GAG, LLC, as guarantor, the lenders and the Administrative Agent. Pursuant to the terms of the Forbearance Agreement, the lenders agreed to forbear from exercising any of the remedies available to them under the credit agreement and the related security agreement until November 17, 2009. Also, pursuant to the terms of the Forbearance Agreement, GAGEE agreed to hold an auction of the assets collateralizing GAGEE obligations under the credit agreement on or before November 3, 2009 and to use the sale proceeds to repay its obligations under the credit agreement. In connection with the execution of the Forbearance Agreement, GAG, LLC made a payment of $1.2 million on October 9, 2009, in full satisfaction of its guaranty under the credit agreement which reduced the principal amount of borrowings and interest due under the credit agreement. We held an auction of the assets collateralizing GAGEE’s obligation on November 3, 2009. The sale of the assets at auction was subject to meeting the reserve prices and approval by the Lenders, and the auction did not result in the sale of any of the assets. On December 31, 2009, GAGEE entered into an amendment to credit agreement (the “Amended Credit Agreement”) dated as of December 18, 2009 with Garrison Special Opportunities Fund LP and the Administrative Agent, whereby the lenders agreed to forebear from exercising any of the remedies available to them under the Forebearance Agreement and the related Security Agreement and to extend the maturity date of the Forebearance Agreement until November 18, 2010, unless a forbearance default occurs, as specified in the Amended Credit Agreement. Also pursuant to the terms of the Amended Credit Agreement, the interest rate has been reduced from 20% to 0% and the lender has agreed to reimburse GAGEE for certain expenses from proceeds of the sale assets that collateralize the Amended Credit Agreement. GAGEE has no assets other than those collateralizing the loan. GAG, LLC has satisfied its obligation to pay the $1.2 million guarantee and the credit agreement does not provide for other recourse against us, GAG, LLC or any of our other subsidiaries. We are currently in negotiations with the lender to extend the terms of the Forebearance Agreement.

One of our subsidiaries utilizes a factoring agreement to provide working capital to finance the operations within the valuation and appraisal segment. The factoring agreement is scheduled to expire in May 2011. The factoring agreement provides for the Factor, at its discretion, to purchase on a nonrecourse basis, all of our subsidiary’s customer receivables. The Factor is responsible for servicing the receivables and pays 90% of the net receivable invoice amount upon request by our subsidiary and retains the remaining 10% in a reserve. Accounts receivable sold to the Factor were $10.4 million and $10.4 million for the nine months ended September 30, 2010 and 2009, respectively. Effective December 1, 2009, the interest charge by the Factor was reduced to London Interbank Offered Rate (“LIBOR”) plus 4.5% on the net uncollected outstanding balance of the receivables purchased.

On January 4, 2010, we loaned $2.7 million to GAHA Fund I, a wholly-owned subsidiary of Great American Real Estate, LLC (“GARE”) which is a joint venture 50% owned by us and Kelley Capital, LLC. GAHA Fund I is a special purpose entity created to purchase land and a commercial building that is planned to be sold by GARE. The note receivable is collateralized by the land and commercial building which was purchased with the proceeds from the loan. The note receivable bears interest at a rate of 10% per annum and all unpaid principal and interest is due on December 15, 2010. Interest income was $203,000 for the nine months ended September 30, 2010 and is included in interest income in the accompanying condensed consolidated statement of operations. At September 30, 2010, the note receivable in the amount of $2.7 million and accrued interest receivable in the amount of $203,000 is included in note receivable – related party in the accompanying condensed consolidated balance sheet.

On July 8, 2010, we loaned $3.2 million to GARE for the purposes of investing in GAHA Fund II, LLC, a newly formed joint venture which is 50% owned by GARE. GAHA Fund II, LLC is a special purpose entity created to purchase non-performing distressed real estate loans at a substantial discount to par from a financial institution and market the loans and real estate to third parties. The note receivable bears interest at a rate of 15% per annum and all unpaid principal and interest is due on July 8, 2011. GAHA Fund II, LLC is actively marketing the loans and real estate. However, if it is unable to sell the loan and real estate for an amount that exceeds its costs, we could lose the entire value of our investment in the joint venture. Interest income was $113,000 for the nine months ended September 30, 2010 is included in interest income in the accompanying condensed consolidated statement of operations. At September 30, 2010, the note receivable in the amount of $3.2 million and accrued interest receivable in the amount of $113,000 is included in note receivable – related party in the accompanying condensed consolidated balance sheet.

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

New Accounting Standards

In January 2010 the FASB issued ASU 2009-16, Accounting for Transfers of Financial Assets (FASB Statement No. 166, Accounting for Transfers of Financial Assets) , or ASU 2009-16, which eliminates the concept of a “qualifying special-purpose entity” (QSPE), revises conditions for reporting a transfer of a portion of a financial asset as a sale (e.g., loan participations), clarifies the derecognition criteria, eliminates special guidance for guaranteed mortgage securitizations, and changes the initial measurement of a transferor’s interest in transferred financial assets. ASU 2009-16 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. We adopted the provisions of this ASU effective January 1, 2010, which did not have a material impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk consists of risk related to changes in interest rates. We utilize borrowings under our credit facilities to fund costs and expenses incurred in connection with liquidation contracts. Borrowings under our credit facilities bear interest at a floating rate of interest.

The primary objective of the our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investments allow us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and certificates of deposit. Our cash and cash equivalents through September 30, 2010 included amounts in bank checking, certificates of deposit and liquid money market accounts. We believe we have minimal interest rate risk. A one percentage point decrease in the average interest rate on our portfolio would have reduced its interest income for the nine months ended September 30, 2010 by an immaterial amount.

The Company has not used derivative financial instruments for speculation or trading purposes.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2010. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

We have experienced losses and may not achieve or maintain profitability.

Although we have had profitable quarterly and annual periods, we have also experienced losses in the past. During the nine months ended September 30, 2010, we generated a net loss of $9.1 million. As of September 30, 2010, our accumulated deficit was $7.9 million. We may not be able to achieve positive cash flow from operations in future periods. If we cannot achieve and sustain operating profitability, we may not be able to meet our working capital requirements, which would have a material adverse effect on our business, results of operations, financial condition and cash flows. It is possible that we will experience losses with respect to the operation of our remaining service areas or new business areas in which we may enter. In addition, we expect that our operating expenses will increase to the extent that we grow our business. We may not be able to generate sufficient revenues to achieve or maintain profitability.

Our substantial level of indebtedness may make it difficult for us to satisfy our debt obligations and may adversely affect our ability to obtain financing for working capital, capitalize on business opportunities or respond to adverse changes in our industry.

In connection with the consummation of the Acquisition, we issued subordinated unsecured promissory notes in the principal amount of $55.6 million payable to the Great American Members and the Phantom Equityholders, which includes our Vice Chairman and CEO who own or control, in the aggregate, 10,560,000 shares of our common stock or 34.6% of our outstanding common stock as of September 30, 2010. Based on this indebtedness and other obligations resulting from the Acquisition, such indebtedness could have material consequences for our business, operations and liquidity position, including the following:

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

Our executive officers, directors and their affiliates own or control, in the aggregate, approximately 39.9% of our outstanding common stock as of September 30, 2010. In particular, our Vice Chairman and CEO own or control, in the aggregate, 10,560,000 shares of our common stock or 34.6% of our outstanding common stock as of September 30, 2010. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that noncontrolling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Our certificate of incorporation, as amended, and our bylaws, as amended, contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. For example, our certificate of incorporation and bylaws provide that our board of directors is classified into three classes of directors, with each class elected at a separate election. The existence of a staggered board could delay or prevent a potential acquirer from obtaining majority control of our board, and thus defer potential acquisitions. We are also governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our certificate of incorporation, our bylaws and Delaware law could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors, including delaying or impeding a merger, tender offer, or proxy contest or other change of control transaction involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could prevent the consummation of a transaction in which our stockholders could receive a substantial premium over the then current market price for their shares.

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

Great American Group, Inc.

Date: November 15, 2010	By:	/S/ PAUL S. ERICKSON
	Name:	Paul S. Erickson
	Title:	Chief Financial Officer

Exhibit Index

Exhibit No.	Description

10.1	Second Amendment to and Extension of Credit Agreement and Omnibus Ratification of Loan Documents, dated as of July 16, 2010, by and between Great American Group WF, LLC and Wells Fargo Retail Finance, LLC*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934*

32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†

32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†

*	Filed herewith.
†	These exhibits are being “furnished” and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.