Form 10-K
period 2010-12-31
Great American Group, Inc.
filed 2011-03-31
CIK 1464790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Common Stock, par value $0.0001 per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No    ☒

The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock as reported on the OTC Bulletin Board on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10.8 million. For purposes of this calculation, it has been assumed that all shares of the registrant’s common stock held by directors, executive officers and shareholders beneficially owning five percent or more of the registrant’s common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

The number of shares outstanding of the registrant’s common stock as of March 25, 2011 was 30,741,794.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to the registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

GREAT AMERICAN GROUP, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

TRADEMARKS

We have registered U.S. trademarks for Great American Group and the Great American logo. Each trademark, trade name or service mark of another company appearing in this Annual Report on Form 10-K belongs to its holder, and does not belong to us.

PART I

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, but are not exclusive means of identifying forward-looking statements in this Annual Report. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in “Part I—Item 1A. Risk Factors” contained in this Annual Report. You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Annual Report was filed with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

General

We are a leading provider of asset disposition and valuation and appraisal services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional service firms. We operate our business in two segments: liquidation and auction solutions and valuation and appraisal services. The divisions in our auction and liquidation segment assist clients in maximizing return and recovery rates through the efficient disposition of assets. Such assets include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property. Our valuation and appraisal services division provides our clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs. The financial statements in this Annual Report are presented in a manner consistent with our operating structure. For additional information regarding our operating segments, see Note 20 of the Notes to our Consolidated Financial Statements.

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

Great American, together with our predecessors, has been in business since 1973. For over 35 years, Great American and its predecessors have provided retail, wholesale and industrial auction and liquidation solutions to clients. Past clients include Boeing, Apple Computers, Borders Group, Circuit City, Friedman’s Jewelers, Hechinger, Mervyns, Tower Records, Eaton’s, Hancock Fabrics, Movie Gallery, Linens N Things, Kmart, Sears, Montgomery Ward, Whitehall Jewelers, Gottschalks, Fortunoff, and Ritz Camera. Since 1995, we have participated in liquidations involving over $23 billion in aggregate asset value and auctioned assets with an estimated aggregate value of over $6 billion.

Our valuation and appraisal services division provides valuation and appraisal services to financial institutions, lenders, private equity investors and other providers of capital. These services primarily include the valuation of assets (i) for purposes of determining and monitoring the value of collateral securing financial transactions and loan arrangements and (ii) in connection with potential business combinations. Our valuation and appraisal services divisions operate through limited liability companies that are majority owned by us. Our clients include major financial institutions such as Bank of America, Credit Suisse, GE Capital, JPMorgan Chase, Union Bank of California, and Wells Fargo. Our clients also include private equity firms such as Apollo Management, Goldman Sachs Capital Partners, Laurus Funds, Sun Capital Partners and UBS Capital.

We were incorporated in Delaware in May 2009 as a subsidiary of AAMAC. On July 31, 2009, we closed the Acquisition, pursuant to which (i) the Great American Members contributed all of their membership interests in GAG, LLC to us in exchange for 10,560,000 shares of our common stock and a subordinated unsecured promissory note in an initial principal amount of $60.0 million issued in favor of the Great American Members and the Phantom Equityholders and (ii) AAMAC merged with and into Merger Sub, our wholly owned subsidiary. As a result of the Acquisition, GAG, LLC and AAMAC became our wholly-owned subsidiaries. The Acquisition has been accounted for as a reverse merger accompanied by a recapitalization and is more fully described in Note 1 and 2 of our Consolidated Financial Statements.

Recent Developments

In April 2009, we expanded our operations into Europe by opening an office in the United Kingdom. We provide services to help retailers downsize through inventory liquidation and store closures in addition to providing appraisal and valuation services. In 2010, we hired a number of key employees to increase our presence and expand the operations of our retail liquidations solutions business throughout Europe. During 2010, we generated approximately $0.6 million of revenues from services and fees from appraisal and auction and liquidation services engagement in the United Kingdom.

In January 2011, the Keen Consultants’ real estate team joined us and will operate as GA Keen Realty Advisors. This newly formed division will provide real estate analysis, valuation and strategic planning services, brokerage, mergers and acquisition, auction services, lease restructuring services, and real estate capital market services as part of our auction and liquidation segment. GA Keen Realty Advisors will continue to offer its services to traditional clients of Keen Consultants, including property owners, tenants, secured and unsecured creditors, attorneys, and financial advisors.

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

Orderly Liquidations. Assets in an orderly liquidation are available for sale on a privately negotiated basis over a period of months. Orderly liquidations work well for assets in large and repetitive quantities. This sale method is often employed to dispose of furniture, fixtures and equipment in connection with retail liquidations as well as wholesale inventory or industrial equipment for which a short term public auction sale is not feasible due to limited market demand or specialized application of the equipment.

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

Capital Advisory Services

We provide capital advisory services to clients with a concentration and focus in the retail industry that are in need of junior secured loans for growth capital, working capital, and turnaround financing. We advise borrowers and source loans between $10 million and $100 million to be secured by collateral assets of the borrowers, including inventory, accounts receivable, real estate and intellectual property.

Home Auctions and Loan Sales

We partnered with Kelly Capital to launch Great American Real Estate, LLC through which we commenced auctions for foreclosed residential real estate properties in the fourth quarter of 2009 and we commenced residential and commercial loan sales to third parties on behalf of financial institutions and other private parties in the first quarter of 2010.

We target foreclosed residential real estate properties nationally across a range of sizes, styles and prices and we target financial institutions, finance companies and other lenders nationally to serve as the broker for the sale of residential and commercial real estate loans. During 2010, the market for providers of services for foreclosed residential real estate properties was challenging. The flow of new inventory of residential home foreclosures into the market was impacted by legislation at the state and federal levels. This impacted our ability to establish new relationships as an auction broker with major financial institutions, lenders, portfolio managers and investment firms, which hold title to foreclosed homes. During the fourth quarter of 2010, we limited operations of the joint venture with Kelly Capital to the sale of certain residential and commercial loans that the joint venture purchased through an investment with a third party. We will continue to monitor the market for foreclosed residential properties.

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

As of December 31, 2010, we employed 15 business development officers located throughout the United States and in London.

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

Our capital advisory business development efforts target clients primarily in the retail industry that are in need of junior secured loans for growth capital, working capital, and turnaround financing. We advise borrowers and source loans between $10 million and $100 million to be secured by collateral assets of the borrowers, including inventory, accounts receivable, real estate and intellectual property.

Customers

We serve retail, corporate, capital provider and individual customers across our services lines. No revenues from individual liquidation services contracts represented more than 10% of total revenues during the year ended December 31, 2010. Revenues from two liquidation service contracts represented 19.6% and 11.3% of total revenues during the year ended December 31, 2009. Revenues from one liquidation service contract represented 11.2% of total revenues during the year ended December 31, 2008. The services provided to these customers were under short-term liquidation contracts that generally do not exceed a period of six months. There were no recurring revenues from year to year in connection with the services we performed under these contracts.

Auction and Liquidation Solutions

Retail

Our retail auction and liquidation solution clients include financially healthy retailers as well as distressed retailers, bankruptcy professionals, financial institution workout groups and a wide range of professional service providers. Some retail segments in which we specialize include apparel, arts and crafts, department stores, discount stores, drug / health and beauty, electronics, footwear, grocery stores, hardware / home improvement, home goods and linens, jewelry, office / party supplies, specialty stores, and sporting goods. Recent clients include Borders Group, Circuit City, Friedman’s Jewelers, Hechinger, Mervyns, Tower Records, Eaton’s, Hancock Fabrics, Movie Gallery, Linens N Things, KB Toys, Kmart, Sears, Montgomery Ward, Whitehall Jewelers, Fortunoff, Gottschalks and Ritz Camera.

Wholesale and Industrial

We provide auction services and customized disposition programs to a wide range of clients. Specifically, we have experience in providing auction and liquidation solutions to the following industries: aircraft / aerospace, casino / hospitality, construction / mining / earthmoving, food and beverage processing, hospital / medical, machine tools / metalworking, material handling, packaging / bottling, plastics and rubber processing, printing / bindery, pulp processing / paper converting, restaurant / bar / bakery, retail / trade fixtures, stadium / arena, textile / apparel, transportation / rolling stock, warehouse / distribution centers, and woodworking / lumber. Representative recent clients include the Stardust Hotel & Casino, Boeing, Midas International, Callaway Golf, Lillian Vernon, Saint Vincent Medical Center of New York and Dreyer’s Ice Cream.

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

Great American Real Estate, LLC has a real estate brokerage license in California and is in the process of obtaining real estate brokerage licenses in the remaining 49 states. In states where Great American Home Auctions intends to hold auction events but is not yet licensed, we intend to work with a broker of record.

Employees

As of December 31, 2010, we had 136 full time employees and three part time employees. We are not a party to any collective bargaining agreements. We have never experienced a work stoppage or strike and believe that relations with our employees are good.

We rely significantly on the expertise of independent contractors whom we engage in connection with specific transactions. As of December 31, 2010, we maintained a network of approximately 162 independent contractors who it engages from time to time to provide services pursuant to the terms of independent contractor agreements.

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

Our revenues and results of operations fluctuate significantly from quarter to quarter, due to a number of factors. These factors include, but are not limited to, the following:

•	our ability to attract new clients and obtain additional business from our existing client base;

•	the number, size and timing of our engagements;

•	the extent to which we acquire assets for resale, or guarantee a minimum return thereon, and our ability to resell those assets at favorable prices;

•	variability in the mix of revenues from the auction and liquidation solutions business and the valuation and appraisal services business;

•	the rate of growth of new service areas, including the new real estate services division and international expansion;

•	the types of fees we charge clients, or other financial arrangements we enter into with clients; and

•	changes in general economic and market conditions.

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

Although we have had profitable quarterly and annual periods, we incurred a loss from operations in the year ended December 31, 2010. Our operations in 2010 were negatively impacted by fewer liquidation engagements during the year as economic conditions for retailers and credit markets improved from the prior years and a decline in revenues from the auction of machinery and equipment. In the past, we also incurred losses from discontinued operations relating to our former retail furniture liquidation solutions business. It is possible that we will continue to experience losses with respect to our current operations as we expand our operations through new business areas. In addition, we expect that our operating expenses will increase to the extent that we grow our business. We may not be able to generate sufficient revenues to maintain profitability.

Our substantial level of indebtedness may make it difficult for us to satisfy our debt obligations and may adversely affect our ability to obtain financing for working capital, capitalize on business opportunities or respond to adverse changes in our industry.

In connection with the consummation of the Acquisition on July 31, 2009, we issued subordinated unsecured promissory notes in the principal amount of $55.6 million payable to the Great American Members and the Phantom Equityholders, which includes our Vice Chairman and CEO who own or control, in the aggregate, 10,560,000 shares of our common stock or 34.6% of our outstanding common stock as of December 31, 2010. As of December 31, 2010, an aggregate principal amount of $53.9 million remains outstanding on the promissory notes. On May 3, 2010, we entered into individual amendments to an aggregate of $52.4 million of the notes, which reduced the interest rate on the amended notes from 12.0% to 3.75% per annum, and further amended the $47.0 million in notes held by the Great American Members to provide for the extension of the maturity date to July 31, 2018 (subject to annual prepayments based upon our cash flow, with certain limitations). On October 27, 2010, we entered into individual waivers related to $51.3 million of the $53.9 million in notes then outstanding, whereby the noteholders agreed to permit us to defer payment of the interest payments that would otherwise be due on each of October 31, 2010, January 31, 2011, and April 30, 2011 until July 31, 2011. However, despite these amendments to the promissory notes and the waivers of our obligation to make interest payments described above, we may not have sufficient funds available to make payments of interest or principal on the promissory notes in the future, and we may be unable to obtain further waivers or amendments from the noteholders. If we are required to make such payments, we may be required to use funds that would otherwise be required to operate our business, which could have a material impact on our business and financial results. This indebtedness could have material consequences for our business, operations and liquidity position, including the following:

•	it may be more difficult for us to satisfy our other debt obligations;

•	our ability to obtain additional financing for working capital, debt service requirements, general corporate or other purposes may be impaired;

•	a substantial portion of our cash flow will be used to pay interest and principal on our indebtedness, which will reduce the funds available for other purposes; and

•	our ability to refinance indebtedness may be limited.

Because of their significant stock ownership, some of our existing stockholders will be able to exert control over us and our significant corporate decisions.

Our executive officers, directors and their affiliates own or control, in the aggregate, approximately 36.3% of our outstanding common stock as of December 31, 2010. In particular, our Vice Chairman and CEO own or control, in the aggregate, 10,560,000 shares of our common stock or 34.6% of our outstanding common stock as of December 31, 2010. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Our headquarters are located in Woodland Hills, California in a leased facility. The following table sets forth the location and use of each of our properties, all of which are leased as of December 31, 2010.

Location	Use

Woodland Hills, California	Headquarters; Accounting, Information Technology and Human Resources offices; Appraisal and Auction offices

San Francisco, California	Appraisal and Marketing offices

Atlanta, Georgia	Marketing offices

Chicago, Illinois	Appraisal and Marketing offices

Deerfield, Illinois	Executive offices; Marketing and Legal offices

Boston, Massachusetts	Appraisal and Marketing offices

Needham, Massachusetts	Appraisal offices

New York, New York	Real Estate Services, Appraisal and Marketing offices

Charlotte, North Carolina	Marketing offices

London, England	Appraisal and Marketing offices

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

The following table sets forth the high and low closing sale prices of a share of our common stock as reported by the OTC Bulletin Board on a quarterly basis for the period from the start of the trading of our common stock after the completion of the Acquisition through December 31, 2010.

	High	Low
Period from August 7, 2009 to Quarter Ended September 30, 2009 (1)	$4.55	3.25
Quarter ended December 31, 2009	4.40	3.18
Quarter ended March 31, 2010	3.95	2.20
Quarter ended June 30, 2010	2.34	1.51
Quarter ended September 30, 2010	1.50	0.35
Quarter ended December 31, 2010	0.71	0.40

(1)	Following the Acquisition on July 31, 2009, our common stock commenced trading on the OTC Bulletin Board on August 7, 2009.

As of December 31, 2010, there were approximately 19 holders of record of our common stock. This number does not include beneficial owners holding shares through nominees or in “street” name.

Performance Graph

The performance graph compares the cumulative total shareholder return for the period beginning on the market close for the period from the start of the trading of our common stock after the completion of the Acquisition through December 31, 2010.

The peer group includes the following companies: FTI Consulting, Inc. (NYSE: FCN), Liquidity Services, Inc. (Nasdaq Global Market: LQDT), Navigant Consulting, Inc. (NYSE: NCI), and Ritchie Bros. Auctioneers Incorporated (NYSE: RBA).

The graph assumes that $100.00 was invested on August 7, 2009 in (a) our common stock, (b) The Russell 2000 Index and (c) the companies comprising the peer group described above. The graph assumes that all dividends were reinvested. Historical stock price performance is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return*

Assumes Initial Investment of $100.00

August 7, 2009 through December 31, 2010

Among Great American Group, Inc.,

The Russell 2000 Index and A Peer Group

*	$100.00 invested on August 7, 2009 in stock and index-including reinvestment of dividends.

The following table provides the same information in Tabular form for the period from August 7, 2009 to December 31, 2010:

	August 7,	December 31,	December 31,
	2009	2009	2010
GAMR	100.00	113.85	15.08
The Russell 2000 Composite	100.00	109.26	136.91
Peer Group	100.00	99.70	93.86

The performance graph, and the related chart and text, are being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of ours, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

The following table sets forth our selected consolidated financial data as of and for each of the five fiscal years ended December 31, 2010, and is derived from our Consolidated Financial Statements. The Consolidated Financial Statements as of December 31, 2010 and 2009, and for each of the years in the three-year period ended December 31, 2010, are included elsewhere in this report. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Consolidated Statement of Operations Data:

(Dollars in thousands)

	Year Ended December 31,
	2010	2009	2008	2007	2006
Revenues:
Services and fees	$37,026	$70,810	$48,496	$40,247	$42,169
Sale of goods	5,119	12,611	4,673	11,703	37,151

Total revenues	42,145	83,421	53,169	51,950	79,320

Operating expenses:
Direct cost of services	15,417	17,491	20,595	24,807	24,806
Cost of goods sold	6,674	12,669	4,736	10,470	35,880
Selling, general and administrative	31,413	35,743	21,696	21,320	17,605

Total operating expenses	53,504	65,903	47,027	56,597	78,291

Operating income (loss)	(11,359)	17,518	6,142	(4,647)	1,029
Other income (expense):
Interest income	522	32	158	393	268
Other income	—	18	112	56	51
Loss from equity investment in Great American Real Estate, LLC	(1,640)	(861)	(17)	—	—
Interest expense	(3,667)	(11,273)	(4,063)	(1,037)	(3,767)

Income (loss) from continuing operations before benefit for income taxes	(16,144)	5,434	2,332	(5,235)	(2,419)
Benefit for income taxes	5,106	11,664	—	—	—

Income (loss) from continuing operations	(11,038)	17,098	2,332	(5,235)	(2,419)
Loss from discontinued operations, net of tax	—	(142)	(2,069)	(5,072)	(5,960)

Net income (loss)	$(11,038)	$16,956	$263	$(10,307)	$(8,379)

Basic earnings (loss) per share, continuing operations	$(0.39)	$0.96	$0.22	$(0.59)	$(0.34)
Basic earnings (loss) per share, discontinued operations	0.00	(0.01)	(0.20)	(0.56)	(0.85)

Basic earnings (loss) per share	$(0.39)	$0.95	$0.02	$(1.15)	$(1.19)

Diluted earnings (loss) per share, continuing operations	$(0.39)	$0.92	$0.22	$(0.59)	$(0.34)
Diluted loss per share, discontinued operations	0.00	(0.01)	(0.20)	(0.56)	(0.85)

Diluted earnings (loss) per share	$(0.39)	$0.91	$0.02	$(1.15)	$(1.19)

Weighted average basic shares outstanding	28,075,758	17,786,686	10,560,000	8,934,644	7,040,000
Weighted average diluted shares outstanding	28,075,758	18,664,049	10,560,000	8,934,644	7,040,000

	Year Ended December 31,
	2010	2009	2008	2007	2006
PRO FORMA COMPUTATION RELATED TO CONVERSION TO C CORPORATION FOR INCOME TAX PURPOSES (unaudited):
Historical income (loss) from continuing operations before income taxes		$5,434	$2,332	$(5,235)	$(2,419)
Pro forma benefit (provision) for income taxes		(2,141)	(919)	2,063	953

Pro forma income (loss) from continuing operations		3,293	1,413	(3,172)	(1,466)

Pro forma loss from discontinued operations, net of tax		(116)	(1,254)	(3,074)	(3,612)

Pro forma net income (loss)		$3,177	$159	$(6,246)	$(5,078)

Pro forma basic earnings (loss) per share, continuing operations		$0.19	$0.13	$(0.36)	$(0.21)
Pro forma basic loss per share, discontinued operations		(0.01)	(0.11)	(0.34)	(0.51)

Pro forma basic earnings (loss) per share		$0.18	$0.02	$(0.70)	$(0.72)

Pro forma diluted earnings (loss) per share, continuing operations		$0.18	$0.13	$(0.36)	$(0.21)
Pro forma diluted loss per share, discontinued operations		(0.01)	(0.11)	(0.34)	(0.51)

Pro forma diluted earnings (loss) per share		$0.17	$0.02	$(0.70)	$(0.72)

Pro forma weighted average basic shares outstanding		17,786,686	10,560,000	8,934,644	7,040,000
Pro forma weighted average diluted shares outstanding		18,664,049	10,560,000	8,934,644	7,040,000

Consolidated Balance Sheet Data: (Dollars in thousands)
	Year Ended December 31,
	2010	2009	2008	2007	2006
Cash and cash equivalents	$20,080	$37,989	$16,965	$16,029	$9,965
Restricted cash	—	459	3,653	—	—
Total assets	72,274	78,673	55,831	44,092	41,739
Total current liabilities	28,966	35,110	37,113	26,599	41,931
Total long-term liabilities	52,211	44,563	4,217	4,321	—
Total stockholders equity (deficit)	(8,903)	(1,000)	14,501	13,172	(5,335)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: volatility in our revenues and results of operations; our ability to generate sufficient revenues to achieve and maintain profitability; our substantial level of indebtedness; the accuracy of our estimates and valuations of inventory or assets in “guarantee” based engagements; potential losses related to our auction or liquidation engagements; potential losses related to purchase transactions in our auction and liquidations business; the potential loss of financial institution clients; our ability to successfully implement cost savings measures; changing economic and market conditions; potential liability and harm to our reputation if we were to provide an inaccurate appraisal or valuation; potential mark-downs in inventory in connection with purchase transactions; failure to successfully compete; loss of key personnel; the international expansion of our business; our ability to borrow under our credit facilities as necessary; failure to comply with the terms of our credit agreements; and our ability to meet future capital requirements.

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

•	“GAG, Inc.” refers to Great American Group, Inc.;

•	“GAG, LLC” refers to Great American Group, LLC;

•	the “Great American Members” refers to the members of Great American Group, LLC prior to the Acquisition;

•	“Phantom Equityholders” refers to certain members of senior management of Great American Group, LLC prior to the Acquisition that were participants in a deferred compensation plan;

•	the “Contribution Consideration Recipients” refers collectively to the Great American Members and the Phantom Equityholders; and

•	“AAMAC” refers to Alternative Asset Management Acquisition Corp.

The Acquisition

On July 31, 2009, GAG, Inc., GAG, LLC and AAMAC completed the Acquisition pursuant to the Agreement and Plan of Reorganization, dated as of May 14, 2009, as amended by Amendment No. 1 to Agreement and Plan of Reorganization, dated as of May 29, 2009, Amendment No. 2 to Agreement and Plan of Reorganization, dated as of July 8, 2009, and Amendment No. 3 to Agreement and Plan of Reorganization, dated as of July 28, 2009 (as amended, the “Purchase Agreement”), by and among AAMAC, GAG, Inc., then a wholly-owned subsidiary of AAMAC, Merger Sub, then a wholly-owned subsidiary of GAG, Inc., GAG, LLC, the Great American Members and the representative of the Great American Members. Pursuant to the Purchase Agreement, the Great American Members contributed all of their membership interests of GAG, LLC to GAG, Inc. and concurrently therewith, AAMAC merged with and into Merger Sub. As a result of the Acquisition, GAG, LLC and AAMAC became subsidiaries of the Company. Immediately following the consummation of the Acquisition, the former shareholders of AAMAC had an approximate 63% voting interest in the Company and the Great American Members had an approximate 37% voting interest in the Company.

We received net proceeds of $69.3 million from AAMAC as a result of the Acquisition and issued 19,346,626 shares of our common stock to AAMAC shareholders. Upon the closing of the Acquisition, the Great American Members received 10,560,000 shares of our common stock and $82.4 million consisting of (i) cash distributions totaling $31.7 million from GAG, LLC and (ii) an aggregate of $50.7 million in unsecured subordinated promissory notes. Unsecured subordinated promissory notes amounting to an aggregate of $9.3 million were issued to the Phantom Equityholders in settlement of accrued compensation payable pursuant to a deferred compensation plan.

On May 4, 2010, we entered into individual amendments to an aggregate of $52.4 million of the subordinated, unsecured promissory notes with an aggregate principal amount of $55.6 million (the “Notes”) issued to the Great American Members and the Phantom Equityholders in the Acquisition. Under the terms of the amendments with the Great American Members, who hold Notes with an aggregate remaining principal balance of $47.0 million, the Great American Members have agreed to (i) reduce the interest rate on their Notes to 3.75% from 12% per year, effective as of February 1, 2010 and (ii) extend the maturity date of the Notes to July 31, 2018, subject to annual prepayments based upon our cash flow subject to certain limitations, including, without limitation, our maintenance of a minimum adjusted cash balance of $20 million. Each prepayment, if any, is due within 30 days of the filing of our Annual Report on Form 10-K, beginning with the Form 10-K for the fiscal year ended December 31, 2010. No prepayment is due for the fiscal year ended December 31, 2010. Prior to the amendments, these Notes had a five-year maturity, with one-fifth of the principal amount of each Note payable on each anniversary of the date of issuance of the Note through the fifth anniversary of the Note.

Certain of the Phantom Equityholders holding Notes with an aggregate principal balance of $5.4 million also agreed to reduce the interest rate on their Notes to 3.75% from 12% per year, effective as of February 1, 2010. The amended Notes will continue to have a five-year maturity, with one-fifth of the principal amount of each Note payable on each anniversary of the date of issuance of the Note through the fifth anniversary of the Note, or July 31, 2014. The remaining $3.2 million of Notes issued to the Phantom Equityholders not amending their Notes will continue to be subject to the original terms of the Notes. On October 27, 2010, the Great American Members and the Phantom Equityholders holding amended Notes entered into individual waivers, whereby such holders agreed to permit us to defer payment of the interest payments that would otherwise be due on each of October 31, 2010, January 31, 2011, April 30, 2011 and July 31, 2011.

The Purchase Agreement also provided for the issuance of 1,440,000 shares of our common stock to the Phantom Equityholders pursuant to the following vesting schedule: 50% on January 31, 2010, 25% on July 31, 2010 and the remaining 25% on January 31, 2011. In addition, the Purchase Agreement provides for the issuance of 6,000,000 additional shares of common stock to the Contribution Consideration Recipients upon achievement of certain Adjusted EBITDA financial targets in fiscal 2009, 2010 and 2011, as specified in the Purchase Agreement. We did not achieve the Adjusted EBITDA targets for the years ended December 31, 2009 and December 31, 2010. However, in the event we achieve $65.0 million in Adjusted EBITDA (as defined in the Purchase Agreement) for the fiscal year ending December 31, 2011, we will be obligated to issue to the Contribution Consideration Recipients 4,000,000 shares of common stock.

In connection with the Acquisition, the Contribution Consideration Recipients placed in escrow an aggregate of 1,500,000 shares of our common stock (the “Escrowed Indemnification Stock”). As of December 31, 2010, 72,000 shares attributable to the Phantom Equityholders had been released from escrow and the remaining 108,000 shares attributable to the Phantom Equityholders and all 1,320,000 shares attributable to the Great American Members remained in escrow. The remaining Escrowed Indemnification Stock is due to be released on the 30th day following our filing of this Annual Report, less that portion of such shares applied in satisfaction of, or reserved with respect to, any escrow claims.

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

Together with our predecessors, we have been in business since 1973. For over 35 years, we and our predecessors have provided retail, wholesale and industrial auction and liquidation solutions to clients. Past clients include Boeing, Apple Computers, Borders Group, Circuit City, Friedman’s Jewelers, Hechinger, Mervyns, Tower Records, Eaton’s, Hancock Fabrics, Movie Gallery, Linens N Things, Kmart, Sears, Montgomery Ward, Whitehall Jewelers, Gottschalks, Fortunoff, and Ritz Camera. Since 1995, we have participated in liquidations involving over $23 billion in aggregate asset value and auctioned assets with an estimated aggregate value of over $6 billion.

Historically, revenues from our auction and liquidation segment have comprised a significant amount of our total revenues and operating profits. During the years ended December 31, 2010, 2009 and 2008, revenues from our auction and liquidation segment were 49.9%, 73.9% and 68.4% of total revenues. The decline in revenues resulted in a significant decrease in operating income from the auction and liquidation during the year ended December 31, 2010. Revenues in the auction and liquidation segment during the year ended December 31, 2010 were negatively impacted by fewer liquidation engagements during the year as economic conditions for retailers and credit markets improved from the prior years.

Our valuation and appraisal services division provides valuation and appraisal services to financial institutions, lenders, private equity investors and other providers of capital. These services primarily include the valuation of assets (i) for purposes of determining and monitoring the value of collateral securing financial transactions and loan arrangements and (ii) in connection with potential business combinations. Our valuation and appraisal services divisions operate through limited liability companies that are majority owned by us. Our clients include major financial institutions such as Bank of America, Credit Suisse, GE Capital, JPMorgan Chase, Union Bank of California, and Wells Fargo. Our clients also include private equity firms such as Apollo Management, Goldman Sachs Capital Partners, Laurus Funds, Sun Capital Partners and UBS Capital.

In April 2009, we expanded our operations into Europe by opening an office in the United Kingdom. We expect to provide services to help retailers downsize through inventory liquidation and store closures in addition to providing appraisal and valuation services. In 2010, we hired a number of key employees to increase our presence and expand the operations of our retail liquidations solutions business throughout Europe. During 2010, we generated approximately $0.6 million of revenues from services and fees from appraisal and auction and liquidation services engagements.

In September 2008, we partnered with Kelly Capital to launch Great American Real Estate, LLC through which we and Kelly Capital conduct public auctions of foreclosed residential real estate and market residential and commercial loan sales to third parties on behalf of financial institutions and other private parties. We commenced auctions for foreclosed residential real estate properties in the fourth quarter of 2009 and we commenced residential and commercial loan sales to third parties on behalf of financial institutions and other private parties in the first quarter of 2010. During 2010, the market for providers of services for foreclosed residential real estate properties was challenging and we incurred losses from our equity investment in Great American Real Estate, LLC of $1.6 million. The flow of new inventory of residential home foreclosures into the market was impacted by legislation at the state and federal levels. This impacted our ability to establish new relationships as the auction broker with major financial institutions, lenders, portfolio managers and investment firms, which hold title to foreclosed homes. During the fourth quarter of 2010, we limited operations of the joint venture with Kelly Capital to the sale of certain residential and commercial loan sales that the joint venture purchased through an investment with a third party.

In October 2009, we formed GA Capital, LLC (“GA Capital”), a majority owned subsidiary of the Company. GA Capital focuses on services to retailers that are in need of junior secured loans for growth capital, working capital, and turnaround financing as part of our auction and liquidation segment. GA Capital advises borrowers and sources loans between $10 million and $100 million secured by collateral assets of the borrowers, including inventory, accounts receivable, real estate and intellectual property.

In January 2011, the Keen Consultants’ real estate team joined us and will operate as GA Keen Realty Advisors. This newly formed division will provide real estate analysis, valuation and strategic planning services, brokerage, mergers and acquisition, auction services, lease restructuring services, and real estate capital market services as part of our auction and liquidation segment. GA Keen Realty Advisors will continue to offer its services to traditional clients of Keen Consultants, including property owners, tenants, secured and unsecured creditors, attorneys, and financial advisors.

Results of Operations

The following period to period comparisons of our financial results are not necessarily indicative of future results.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Consolidated Statements of Operations

(Dollars in thousands)

	Year Ended December 31, 2010		Year Ended December 31, 2009
	Amount	%	Amount	%
Revenues:
Services and fees	$37,026	87.9%	$70,810	84.9%
Sale of goods	5,119	12.1%	12,611	15.1%

Total revenues	42,145	100.0%	83,421	100.0%

Operating expenses:
Direct cost of services	15,417	36.6%	17,491	21.0%
Cost of goods sold	6,674	15.8%	12,669	15.2%
Selling, general and administrative expenses	31,413	74.5%	35,743	42.8%

Total operating expenses	53,504	127.0%	65,903	79.0%

Operating income (loss)	(11,359)	-27.0%	17,518	21.0%

Interest income	522	1.1%	32	0.0%
Other income	—	n/a	18	0.0%
Loss from equity investment in Great American Real Estate, LLC	(1,640)	-3.9%	(861)	-1.0%
Interest expense	(3,667)	-8.7%	(11,273)	-13.5%

Income (loss) from continuing operations before benefit for income taxes	(16,144)	-38.3%	5,434	6.5%
Benefit for income taxes	5,106	12.1%	11,664	14.0%

Income (loss) from continuing operations	(11,038)	-26.2%	17,098	20.5%
Loss from discontinued operations	—	0.0%	(142)	-0.2%

Net income (loss)	$(11,038)	-26.2%	$16,956	20.3%

Revenues. Total revenues decreased $41.3 million to $42.1 million during the year ended December 31, 2010 from $83.4 million during the year ended December 31, 2009. The decrease in revenues was primarily due to a $40.6 million decrease in revenues in the auction and liquidation segment and a $0.7 million decrease in revenues in the valuation and appraisal services segment in 2010 as compared to the same period in 2009. Revenues in the auction and liquidation segment during the year ended December 31, 2010 were negatively impacted by fewer liquidation engagements during the year as economic conditions for retailers and credit markets improved from the prior year and a decline in revenues from the auction of machinery and equipment. Revenues in the auction and liquidation segment were $21.0 million during the year ended December 31, 2010. In comparison, during the year ended December 31, 2009 revenues in the auction and liquidation segment were $61.6 million which included revenues earned of $16.4 million and $9.4 million from two large liquidation service engagements where we provided a minimum recovery value for goods being sold at bankruptcy liquidation sales. The decrease in revenues during the year ended December 31, 2010 in the auction and liquidation segment were also negatively impacted by a $7.5 million decrease in the sale of goods where we purchase assets and sell at auction. The decrease in revenues of $0.7 million in the valuation and appraisal services segment was primarily due to a decrease in revenues related to asset valuations that we perform for asset-based loans on machinery and equipment.

Revenue and Gross Margin by Segment

(Dollars in thousands)

Auction and Liquidation Segment:

	Year Ended December 31, 2010		Year Ended December 31, 2009
	Amount	%	Amount	%
Revenues:
Services and fees	$15,902	75.6%	$49,005	79.5%
Sale of goods	5,119	24.4%	12,611	20.5%

Total revenues	21,021	100.0%	61,616	100.0%

Direct cost of services	5,977	28.4%	7,839	12.7%
Cost of goods sold	6,674	31.7%	12,669	20.6%

Total operating expenses	12,651	60.1%	20,508	33.3%

Gross margin	$8,370	39.9%	$41,108	66.7%

Gross margin services and fees	62.4%		84.0%
Gross margin sales of goods	-30.4%		-0.5%

Revenues in the auction and liquidation segment decreased $40.6 million to $21.0 million during the year ended December 31, 2010 from $61.6 million during the year ended December 31, 2009. Revenues from services and fees decreased $33.1 million to $15.9 million during the year ended December 31, 2010 from $49.0 million during the year ended December 31, 2009. The decrease in revenues from services and fees of $33.1 million during the year ended December 31, 2010 was primarily due to fewer liquidation engagements during the year as economic conditions for retailers and credit markets improved from the prior year and a decline in revenues from the auction of machinery and equipment. In comparison, during the year ended December 31, 2009 we earned revenues of $16.4 million and $9.4 million from two large liquidation service engagements where we provided a minimum recovery value for goods being sold at bankruptcy liquidation sales. Revenues from gross sales of goods where we held title to the goods decreased $7.5 million to $5.1 million during the year ended December 31, 2010 from $12.6 million during the year ended December 31, 2009. The decrease in gross revenues from the sales of goods where we held title to the goods was primarily due to fewer auction engagements where we sell assets during the year ended December 31, 2010 as compared to 2009.

Gross margin in the auction and liquidation segment was 62.4% of revenues during the year ended December 31, 2010, as compared to 84.0% of revenues during the year ended December 31, 2009. The decrease in the gross margin during the year ended December 31, 2010 was primarily due to a decrease in revenues earned in 2010 from services and fees and gross margin from liquidation engagements where we provided a minimum recovery value for goods sold at bankruptcy liquidation sales. The gross margin during the year ended December 31, 2010 was also negatively impacted by the decrease in gross margin from the sale of goods where we held title which decreased to (30.4%) during the year ended December 31, 2010 as compared to a gross margin of (0.5%) during the year ended December 31, 2009.

Gross margin from the sales of goods where we held title was (30.4%) during the year ended December 31, 2010 as compared to (0.5%) during the year ended December 31, 2009. The gross margin in 2010 was negatively impacted by a $1.4 million inventory valuation charge in the second quarter of 2010 and the gross margin in 2009 was negatively impacted by a $1.2 million inventory valuation charge in the fourth quarter of 2009. These charges were to write down the carrying value of certain goods held for sale or auction to lower of cost or market. Excluding this inventory valuation charge, the gross margin from the sale of goods where we hold title was (3.2%) and 9.1% during the years ended December 31, 2010 and 2009, respectively.

Valuation and Appraisal Segment:

	Year Ended December 31, 2010		Year Ended December 31, 2009
	Amount	%	Amount	%
Revenues - Services and fees	$21,124	100.0%	$21,805	100.0%
Direct cost of services	9,440	44.7%	9,652	44.3%

Gross margin	$11,684	55.3%	$12,153	55.7%

Revenues in the valuation and appraisal segment decreased $0.7 million, or 3.1%, to $21.1 million during year ended December 31, 2010 from $21.8 million during the year ended December 31, 2009. The decrease in revenues was primarily due to a decrease in revenues related to asset valuations conducted for lenders on asset-based loans for machinery and equipment.

Gross margins in the valuation and appraisal segment decreased to 55.3% of revenues during the year ended December 31, 2010 as compared to 55.7% of revenues during the year ended December 31, 2009. Gross margins in 2010 were negatively impacted by a reduction the average pricing we earned from asset valuations for lenders on asset-based loans for machinery and equipment. The decrease in average pricing on asset valuations for lenders on asset-based loans for machinery and equipment was primarily due to increased competition in the marketplace.

Operating Expenses

Direct Costs of Services. Total direct costs of services decreased $2.1 million, or 11.9%, to $15.4 million during the year ended December 31, 2010 from $17.5 million during the year ended December 31, 2009. Direct costs of services in the auction and liquidation segment decreased $1.8 million to $6.0 million during the year ended December 31, 2010 from $7.8 million during the year ended December 31, 2009. The decrease in expenses was primarily due to lower volume and decreased margins we realized on fee and commission type of engagements where we contractually bill fees, commissions and reimbursable expenses in 2010 as compared to the same period in 2009. Direct costs of services in the valuation and appraisal services segment decreased $0.3 million, or 2.2%, to $9.4 million during the year ended December 31, 2010 from $9.7 million during the year ended December 31, 2009. This decrease in direct costs of services in the valuation and appraisal services segment was favorably impacted from a reduction in employee headcount during the second quarter of 2010 which resulted in a decrease in salaries and wages in 2010 as compared to 2009.

Cost of Goods Sold. Cost of goods sold decreased $7.5 million to $5.1 million during the year ended December 31, 2010 from $12.6 million during the year ended December 31, 2009. As a percentage of gross sales of goods where we hold title to the goods, costs of goods sold was 130.4% during the year ended December 31, 2010 as compared to 100.5% during the year ended December 31, 2009. The decrease in costs of goods sold during the year ended December 31, 2010 was primarily due to fewer auction engagements in 2010 where we sell assets as compared to the same period in 2009. This decrease was offset by a non-cash charge of $1.4 million during the second quarter of 2010 to increase the reserve for slow moving goods held for sale or auction.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the year ended December 31, 2010 and 2009 were comprised of the following:

Selling, General and Administrative Expenses by Segment

(Dollars in thousands)

	Year Ended December 31, 2010		Year Ended December 31, 2009		Change
	Amount	%	Amount	%	Amount	%
Auction and liquidation	$8,103	25.8%	$6,691	18.7%	$1,412	21.1%
Valuation and appraisal	7,811	24.9%	8,017	22.4%	(206)	-2.6%
Corporate and other	15,499	49.3%	21,035	58.9%	(5,536)	-26.3%

Total selling, general & administrative expenses	$31,413	100.0%	$35,743	100.0%	$(4,330)	-12.1%

Total selling, general and administrative expenses decreased $4.3 million, or 12.1%, to $31.4 million during the year ended December 31, 2010 from $35.7 million for the year ended December 31, 2009. The decrease in selling, general and administrative expenses was primarily due to a decrease in corporate and other offset by an increase in selling, general and administrative expenses in the auction and liquidation segment. Selling, general and administrative expenses in the auction and liquidation segment increased $1.4 million, or 21.1%, to $8.1 million during the year ended December 31, 2010 from $6.7 million for the year ended December 31, 2009. The increase was primarily due to an increase in payroll and operating expenses from the expansion of our European operations during the year ended December 31, 2010. Selling, general and administrative expenses in the valuation and appraisal services segment decreased $0.2 million, or 2.6%, to $7.8 million during the year ended December 31, 2010 from $8.0 million for the year ended December 31, 2009. This decrease was primarily due to a decrease in professional fees paid to outside consultants in 2010 as compare to 2009. Selling, general and administrative expenses for corporate and other decreased $5.5 million, or 26.3%, to $15.5 million during the year ended December 31, 2010 from $21.0 million for the year ended December 31, 2009. This decrease was primarily due to a decrease of $4.0 million in compensation expense related to the deferred compensation plan for the Phantom Equityholders, a decrease of $1.8 million of bonus expense , and a decrease of $1.4 million for legal, accounting and professional fees related to the Acquisition on July 31, 2009, offset by an increase of $0.5 million in share based compensation expense in 2010 in connection with the consideration paid to the Phantom Equityholders in connection with the Acquisition on July 31, 2009 and an increase in payroll and related expenses of $0.9 million due to the hiring of additional finance and accounting personnel in 2010 as compared to 2009. In October 2010, in connection with voluntary salary reductions the base salaries of the executive officer’s and members of senior management of the Company were reduced by a range from 10% to 40%.

Other Income (Expense) and Interest. Other expenses and interest decreased $7.3 million to $4.8 million during the year ended December 31, 2010 from $12.1 million during the year ended December 31, 2009. The decrease of $7.3 million is comprised of a decrease in interest expense of $7.6 million, an increase in interest income of $0.5 million and an increase in the loss from equity investment in Great American Real Estate, LLC of $0.8 million. The decrease in interest expense of $7.6 million is primarily due to a decrease in interest expense $5.0 million related to the Company’s credit facilities on guarantee arrangements for the auction and liquidation segment as there were fewer auction and liquidation services engagements in 2010 as compared to 2009 and $1.6 million related to the note payable issued in May 2008 to finance the purchase of certain machinery and equipment. The increase in interest income of $0.5 million is primarily due to interest income earned on notes receivable issued to related parties as more fully described in note 19 to the consolidated financial statements. The increase in loss from equity investment in Great American Real Estate, LLC of $0.8 million was primarily due to an increase in the Company’s share of losses from its 50% interest in Great American Real Estate, LLC which began operating in the second quarter of 2009.

Benefit for Income Taxes. Benefit for income taxes was $5.1 million during the year ended December 31, 2010 as compared to $11.7 million during the year ended December 31, 2009. The benefit for income taxes in 2009 was comprised of an income tax benefit of $7.0 million as a result of a change in our tax status to a C corporation in connection with the consummation of the Acquisition and $4.6 million income tax benefit from operations during the period from the date of consummation of the Acquisition through December 31, 2009.

Income (Loss) from Continuing Operations. Loss from continuing operations was $11.0 million during the year ended December 31, 2010 as compared to income from continuing operations of $17.0 million during the year ended December 31, 2009. The decrease was primarily due to the a decrease in income in the auction and liquidation segment and a decrease in the benefit for income taxes during the year ended December 31, 2010 as compare to 2009.

Net Income (Loss). Net loss for the year ended December 31, 2010 was $11.0 million as compared to net income of $17.0 million for the year ended December 31, 2009. The decrease in net income during the year ended December 31, 2010 was primarily due to the decrease in revenues and profits earned in the auction and liquidation segment as previously discussed.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Consolidated Statements of Operations

(Dollars in thousands)

	Year Ended December 31, 2009		Year Ended December 31, 2008
	Amount	%	Amount	%
Revenues:
Services and fees	$70,810	84.9%	$48,496	91.2%
Sale of goods	12,611	15.1%	4,673	8.8%

Total revenues	83,421	100.0%	53,169	100.0%

Operating expenses:
Direct cost of services	17,491	21.0%	20,595	38.7%
Cost of goods sold	12,669	15.2%	4,736	8.9%
Selling, general and administrative expenses	35,743	42.8%	21,696	40.8%

Total operating expenses	65,903	79.0%	47,027	88.4%

Operating income	17,518	21.0%	6,142	11.6%

Interest income	32	-0.1%	158	0.3%
Other income (expense)	18	0.0%	112	0.2%
Loss from equity investment in Great American Real Estate, LLC	(861)	-1.0%	(17)	n/a
Interest expense	(11,273)	-13.5%	(4,063)	-7.6%

Income from continuing operations before benefit for income taxes	5,434	6.5%	2,332	4.4%
Benefit for income taxes	11,664	14.0%	—	0.0%

Income from continuing operations	17,098	20.5%	2,332	4.4%
Loss from discontinued operations	(142)	-0.2%	(2,069)	-3.9%

Net income	$16,956	20.3%	$263	0.5%

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the years ended December 31, 2009 and 2008 were comprised of the following:

Selling, General and Administrative Expenses by Segment

(Dollars in thousands)

	Year Ended December 31, 2009		Year Ended December 31, 2008		Change

	Amount	%	Amount	%	Amount	%
Auction and liquidation	$6,691	18.7%	$4,250	19.6%	$2,441	57.4%
Valuation and appraisal	8,017	22.4%	7,411	34.2%	606	8.2%
Corporate and other	21,035	58.9%	10,035	46.2%	11,000	109.6%

Total selling, general & administrative expenses	$35,743	100.0%	$21,696	100.0%	$14,047	64.7%

Selling, general and administrative expenses in the auction and liquidation segment increased $2.4 million, or 57.4%, to $6.7 million during the year ended December 31, 2009 from $4.3 million for the year ended December 31, 2008. The increase was primarily due to an increase in payroll related and occupancy expenses in 2009. Selling, general and administrative expenses in the valuation and appraisal services segment increased $0.6 million, or 8.2%, to $8.0 million during the year ended December 31, 2009 from $7.4 million for the year ended December 31, 2008. This increase was primarily due to an increase in general and administrative expenses due to the increase in volume of engagements in 2009. Selling, general and administrative expenses for corporate and other increased $11.1 million to $21.0 million during the year ended December 31, 2009 from $10.0 million for the year ended December 31, 2008. This increase was primarily due to an increase of $3.6 million relating to the deferred compensation plan that was in effect prior to the Acquisition, $3.1 million of share based compensation related to the restricted stock grant to the Phantom Equityholders, $2.0 million of accounting, legal and consulting expenses as a result of the Acquisition, and the remaining, $2.4 million was primarily related to an increase in bonuses and an increase in personnel costs and office expenses from opening of new offices in 2009.

Other Income (Expense) and Interest. Other expenses increased $8.3 million to $12.1 million during the year ended December 31, 2009 from $3.8 million during the year ended December 31, 2008. Of the $8.3 million increase, $7.2 million related to an increase in interest expense during the year ended December 31, 2009 which was primarily due to an increase in interest expense of $3.8 million related to our credit facilities on guarantee arrangements for the auction and liquidation segment, $2.8 million on the notes payable issued to the Great American Members and Phantom Equityholders in connection with the consummation of the Acquisition and the remaining $0.6 million on the note payable issued in May 2008 to finance the purchase of certain machinery and equipment. The remaining $1.0 million increase in other expenses was primarily due to a decrease in interest income of $0.1 million and our share of costs totaling $0.9 million from our 50% interest in Great American Home Auctions, which began operating in the second quarter of 2009.

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

Liquidity and Capital Resources

Over the past years, our growth has been funded through a combination of operating profits generated from operations and more recently from proceeds received from AAMAC in connection with the Acquisition, which was completed on July 31, 2009. During the year ended December 31, 2010, the profits generated by our auction and liquidation segment have been negatively impacted by fewer retail liquidation engagements conducted by us. As economic conditions and credit markets have improved for retailers, the number of large retail liquidation engagements in the auction and liquidation industry has decreased from historical levels. These factors, in addition to the interest expense on the $53.9 million of subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, have resulted in the net use of $5.4 million of cash from operations during the year ended December 31, 2010.

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

In addition to amending the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, we implemented cost reduction measures in September 2010 that resulted in a reduction in employee headcount by approximately 7%, a voluntary reduction in base salaries of senior executives that ranged from 10% to 40%, and other cost savings measures which we expect to result in an aggregate total of approximately $2.2 million in cost savings on an annual basis. We also merged the operations of the machinery and equipment appraisal business with the wholesale and industrial auction business.

As of December 31, 2010, we had $20.1 million in unrestricted cash and no borrowings outstanding under our asset based credit facility. We believe that our current cash and cash equivalents, funds available under our asset based credit facility and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations.

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

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Net cash provided by (used in):

Operating activities	$(6,083)	$18,881	$4,209
Investing activities	(6,657)	1,241	(4,250)
Financing activities	(5,155)	902	977
Effect of foreign currecy on cash	(14)	—	—

Net increase in cash and cash equivalents	$(17,909)	$21,024	$936

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Cash used in operating activities was $6.1 million for the year ended December 31, 2010 compared to cash provided by operating activities of $18.9 million in 2009. The decrease in cash provided by operating activities in 2010 was primarily due to a decrease in revenue and income from operations in the auction and liquidation segment. Revenues and profits in the auction and liquidation segment during the year ended December 30, 2010 were negatively impacted due to fewer liquidation engagements during the year as economic conditions for retailers and credit markets improved from the prior year.

Cash used in investing activities was $6.7 million for the year ended December 31, 2010 compared to cash provided by investing activities of $1.2 million in 2009. During the year ended December 31, 2010, cash used in investing activities was primarily comprised of cash for loans to related parties in the form of notes receivable in the amount of $5.9 million, $0.9 million of equity investments in Great American Real Estate, LLC, and the use of $0.6 million of cash for capital expenditures, offset by proceeds from the redemption of officers life insurance of $0.3 million and the result of a decrease in restricted cash of $0.4 million. During the year ended December 31, 2009, cash provided by investing activities was primarily comprised of the proceeds as a result of a decrease in restricted cash of $3.2 million offset by a use of cash of $0.8 million for capital expenditures.

Cash used by financing activities for the year ended December 31, 2010 was $5.2 million as compared to cash provided by financing activities of $0.9 million in 2009. During the year ended December 31, 2010, cash used by financing activities included $0.8 million for the payment of financing costs, $1.7 million of principal payments on our notes payable to the Great American Members and Phantom Equityholders, $1.1 million for the payment of employment taxes on the vesting of restricted stock that was awarded to the Phantom Equityholders in connection with the Acquisition, and $1.5 million of distributions to noncontrolling interests. During the year ended December 31, 2009, cash provided by financing activities was primarily the result of $69.3 million of proceeds we received in connection with the Acquisition on July 31, 2009, offset be the use of cash for the repayment of $10.2 million of notes payable, long-term debt and capital lease obligations, $33.9 million of distributions to stockholders, $23.0 million for the warrant redemption, and $1.3 million of distributions to noncontrolling interests.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Cash provided by operating activities was $18.9 million for the year ended December 31, 2009 compared to $4.2 million in 2008. The increase in cash provided by operating activities in 2009 was due to the increase in net income primarily from the revenue earned on two large liquidation engagements where we provided a minimum recovery value for goods being sold at bankruptcy liquidation sales during the first quarter of 2009.

Cash provided by investing activities was $1.2 million for the year ended December 31, 2009 as compared to cash used in investing activities of $4.3 million for the year ended December 31, 2008. The increase in net cash used in investing activities in 2009 was primarily due to a decrease in restricted cash of $3.2 million offset by equity investments in Great American Real Estate, LLC of $1.2 million and capital expenditures of $0.8 million.

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

Credit Agreements

From time to time, we utilize our asset based credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. We are permitted to borrow up to $100.0 million under the credit facility; however, borrowings under the credit facility are only made at the discretion of the lender. The base rate for the credit facility is the greater of (i) the Wells Fargo prime rate, (ii) LIBOR plus 1.00% and (iii) the Federal Funds Effective Rate plus 0.50%. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. We typically seek borrowings on an engagement-by- engagement basis. The credit facility expires in July 2013; however, borrowings under the credit facility are generally required to be repaid within 180 days. At December 31, 2009 and December 31, 2010, there was no outstanding balance under the credit facility for borrowing or outstanding letters of credit.

On May 29, 2008, Great American Group Energy Equipment, LLC (“GAGEE”) entered into a credit agreement to finance the purchase of oil rigs and other equipment related to the oil exploration business to be sold at auction or liquidation. The principal amount of the loan was $12.0 million and borrowings bear interest at a rate of 20% per annum. The loan is collateralized by the oil rigs and other equipment related to the oil exploration business which were purchased with the proceeds from the loan. GAGEE is required to make principal and interest payments from proceeds from the sale of the oil rigs and other equipment related to the oil exploration business. GAGEE is a special purpose entity created to purchase the oil rigs and other equipment related to the oil exploration business, whose assets consist only of the oil rigs and other equipment related to the oil exploration business in question and whose liabilities are limited to the lenders’ note and certain operational expenses related to this transaction. GAGEE entered into a forbearance agreement with the lenders and administrative agent effective September 27, 2009 and an amendment to the credit agreement effective December 18, 2009. Pursuant to the terms of the amendment, the interest rate was reduced from 20% to 0% and the lender agreed to reimburse GAGEE for certain expenses from proceeds of the sale of assets that collateralize the amended credit agreement. The forbearance agreement expired on November 18, 2010. The Company and GAGEE are currently in negotiations with the lenders to extend the terms of the forbearance agreement. GAGEE has no assets other than those collateralizing the loan. GAG, LLC guaranteed GAGEE’s liabilities to the lenders up to a maximum of $1.2 million. GAG, LLC made a payment of $1.2 million on October 9, 2009 in full satisfaction of its guaranty under the credit agreement, which reduced the principal amount of borrowings and interest due under the credit agreement. The credit agreement does not provide for other recourse against us, GAG, LLC or any of our other subsidiaries. In the event the Company, GAG, LLC, GAGEE and the lenders do not reach an agreement to extend the term of the forbearance agreement, the lenders may foreclosure on the assets that collateralize the loan. We believe the Company and GAG, LLC have satisfied all of their obligations under the credit agreement and if the lender were to foreclose on the machinery and equipment the impact on the consolidated financial statements and results of operations would not be material as total assets would decrease by $11.7 million due to the lender taking title to goods held for sale or auction which is comprised of machinery and equipment with a carrying value of $9.7 million and leased equipment with a carrying value of $2.0 million, and total liabilities would be reduced by $12.0 million from the note payable that collateralized the machinery and equipment. At December 31, 2010 and December 31, 2009, the aggregate principal balance of the note payable was $12.0 million and $11.7 million, respectively. Interest expense in connection with this note payable was $0.3 million, $2.1 million and $1.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. The interest rate on the note was 20.0% from the inception of the credit agreement through December 18, 2009 and 22.0%, which represents the note rate of 20.0% plus the default interest rate of 2.0%, from the expiration of the forbearance agreement on November 18, 2010 through December 31, 2010.

One of our majority owned subsidiaries utilizes a factoring agreement to provide working capital to finance the operations within the valuation and appraisal segment. The factoring agreement is scheduled to expire on May 22, 2011. The factoring agreement provides for the factor, at its discretion, to purchase on a nonrecourse basis, all of our subsidiary’s customer receivables. The factor is responsible for servicing the receivables and pays 90% of the net receivable invoice amount upon request by our subsidiary and retains the remaining 10% in a reserve. Accounts receivable sold to the factor were $13.8 million and $14.2 million for the year ended December 31, 2010 and 2009, respectively. Factoring commissions and other fees based on advances decreased to $0.1 million for the year ended December 31, 2010 from $0.2 million for the year ended December 31, 2009. The decrease in factoring commissions and fees for the year ended December 31, 2010 was primarily due to a decrease in interest and other charges by the factor in 2010.

Off Balance Sheet Arrangements

On January 4, 2010, we loaned $2.7 million to GAHA Fund I, a wholly-owned subsidiary of Great American Real Estate, LLC (“GARE”) which is a joint venture 50% owned by us and 50% owned by Kelley Capital, LLC. GAHA Fund I was created to purchase land and a commercial building that is planned to be sold by GARE. The note receivable is collateralized by the land and commercial building which was purchased with the proceeds from the loan. The note receivable bears interest at a rate of 10% per annum. The principal balance on the note and all unpaid interest was received in January 2011. Interest income was $0.3 million for the year ended December 31, 2010 and is included in interest income in the accompanying consolidated statement of operations. At December 31, 2010, the note receivable in the amount of $2.7 million is included in note receivable – related party in the accompanying consolidated balance sheet and accrued interest receivable in the amount of $0.3 million is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet.

On July 8, 2010, we loaned $3.2 million to GARE for the purposes of investing in GAHA Fund II, LLC, a newly formed joint venture which is 50% owned by GARE. GAHA Fund II, LLC is a special purpose entity created to purchase non-performing distressed real estate loans at a discount to par from a financial institution and market the loans and real estate to third parties. The note receivable bears interest at a rate of 15% per annum and all unpaid principal and interest is due on July 8, 2011. Interest income was $0.2 million for the year ended December 31, 2010 and is included in interest income in the accompanying consolidated statement of operations. At December 31, 2010, the note receivable in the amount of $3.2 million and accrued interest receivable in the amount of $0.2 million is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet.

Other than with respect to our arrangements with GAHA Fund I and GAHA Fund II, as further described in Note 15 “Related Party Transactions” to our consolidated financial statements, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements and do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, established for the purpose of facilitating off-balance sheet arrangements. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

The following table sets forth aggregate information about our contractual obligations as of December 31, 2010 and the periods in which payments are due:

	Payments due by period
	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 years
	(Dollars in thousands)
Contractual Obligations
Long-term debt	$53,893	$1,724	$3,448	$1,724	$46,997
Note payable	12,014	12,014	—	—	—
Capital lease obligations, including interest	76	32	44	—	—
Operating lease obligations	4,187	1,548	2,354	285	—
Guarantee contracts	—	—	—	—	—

Total	$70,170	$15,318	$5,846	$2,009	$46,997

In connection with the consummation of the Acquisition, we issued a note payable to each of the Great American Members and the Phantom Equityholders in an aggregate principal amount of $55.6 million. On May 4, 2010, we entered into individual amendments to an aggregate of $52.4 million of the Notes issued to the Great American Members and the Phantom Equityholders. Under the terms of the amendments with the Great American Members, who hold Notes with an aggregate remaining principal balance of $47.0 million, the Great American Members have agreed to (i) reduce the interest rate on their Notes to 3.75% from 12% per year, effective as of February 1, 2010 and (ii) extend the maturity date of the Notes to July 31, 2018, subject to annual prepayments based upon our cash flow subject to certain limitations, including, without limitation, our maintenance of a minimum adjusted cash balance of $20 million. Each prepayment, if any, is due within 30 days of the filing of our Annual Report on Form 10-K, beginning with the Form 10-K for the fiscal year ended December 31, 2010. No prepayment is due for the fiscal year ended December 31, 2010. Prior to the amendments, these Notes had a five-year maturity, with one-fifth of the principal amount of each Note payable on each anniversary of the date of issuance of the Note through the fifth anniversary of the Note.

Certain of the Phantom Equityholders holding Notes with an aggregate principal balance of $5.4 million also agreed to reduce the interest rate on their Notes to 3.75% from 12% per year, effective as of February 1, 2010. The amended Notes will continue to have a five-year maturity, with one-fifth of the principal amount of each Note payable on each anniversary of the date of issuance of the Note through the fifth anniversary of the Note, or July 31, 2014. The remaining $3.2 million of Notes issued to the Phantom Equityholders not amending their Notes will continue to be subject to the original terms of the Notes. On October 27, 2010, the Great American Members and the Phantom Equityholders holding amended Notes entered into individual waivers, whereby such holders agreed to permit us to defer payment of the interest payments that would otherwise be due on each of October 31, 2010, January 31, 2011, April 30, 2011 and July 31, 2011.

We anticipate that cash generated from the reverse merger with AAMAC, cash generated from operations and existing borrowing arrangements under our credit facility to fund costs and expenses incurred in connection with liquidation engagements should be sufficient to meet our cash requirements for at least the next twelve months. However, our future capital requirements will depend on many factors, including the success of our businesses in generating cash from operations, continued compliance with financial covenants contained in our credit facility, the timing of principal payments on our long-term debt and the capital markets in general, among other factors.

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

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for certain items such as reserves for slow moving goods held for sale or auction, the fair value of mandatorily redeemable noncontrolling interests and accounting for income tax valuation allowances. Estimates are based on historical experience, where applicable, and assumptions that we believe are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

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

Revenues in the Company’s Valuation and Appraisal segment are primarily comprised of fees for valuation and appraisal services. Revenues are recognized upon the delivery of the completed services to the related customers and collection of the fee is reasonably assured. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs

Revenues in the Company’s Auction and Liquidation segment are comprised of (i) commissions and fees earned on the sale of goods at auctions and liquidations; (ii) revenues from auction and liquidation services contracts where the Company guarantees a minimum recovery value for goods being sold at auction or liquidation; (iii) revenue from the sale of goods that are purchased by the Company for sale at auction or liquidation sales events; (iv) fees earned from the origination of loans; and (v) revenues from contractual reimbursable expenses incurred in connection with auction and liquidation contracts.

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

We reviewed our reporting units for possible goodwill impairment by comparing the fair values of each of the reporting units to the carrying value of their respective net assets. If the fair values exceed the carrying values of the net assets, no goodwill impairment is deemed to exist. If the fair values of the reporting units do not exceed the carrying values of the net assets, goodwill is tested for impairment and written down to its implied value if it is determined to be impaired. Based on a review of the fair value of the reporting units, no impairment is deemed to exist as of December 31, 2010.

In accordance with the Codification, the Company reviews the carrying value of its intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. No impairment was deemed to exist as of December 31, 2010.

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

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. Tax benefits of operating loss carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced.

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

The primary objective of the our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income it receives from its investments without significantly increasing risk. To achieve these objectives, our investments allow it to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and certificates of deposit. Our cash and cash equivalents through December 31, 2010 included amounts in bank checking, certificates of deposit and liquid money market accounts. The Company believes it has minimal interest rate risk. A one percentage point decrease in the average interest rate on our portfolio would have reduced its interest income for the year ended December 31, 2010 by an immaterial amount.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is submitted as a separate section on page F-1 of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based upon the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2010 our disclosure controls and procedures were effective at the reasonable assurance level.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. These limitations include the possibility of human error, the circumvention or overriding of the controls and procedures and reasonable resource constraints. In addition, because we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, our system of controls may not achieve its desired purpose under all possible future conditions. Accordingly, our disclosure controls and procedures provide reasonable assurance, but not absolute assurance, of achieving their objectives.

Changes in Our Controls

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter to which this report relates that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Item 9B.	OTHER INFORMATION

On December 8, 2010, we entered into an Amended and Restated Credit Agreement with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which we amended our existing credit agreement with Wells Fargo to provide for borrowings by GA Asset Advisors Limited, our English Subsidiary. In connection with this amendment, our existing credit agreement and guaranty with Wells Fargo were amended and restated to reflect this amendment and our two prior amendments to the credit agreement. No other material terms of the credit agreement were amended. As of December 8, 2010 and December 31, 2010, no amounts were outstanding under the credit agreement.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2011 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2010.

Item 11.	EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2011 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2010.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2011 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2010.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2011 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2010.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2011 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2010.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.

Financial Statements. The Company’s Consolidated Financial Statements as of December 31, 2010 and 2009 and for each of the three years in the year ended December 31, 2010 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report, beginning on page F-1.

2.	Financial Statement Schedules.

Financial Statement Schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included in the consolidated financial statements or the notes thereto.

(b)	Exhibits and Index to Exhibits, below.

Exhibit Index

Exhibit No.	Description

2.1(1)+

Agreement and Plan of Reorganization, dated May 14, 2009, by and among Alternative Asset Management Acquisition Corp., Great American Group, Inc., AAMAC Merger Sub, Inc., Great American Group, LLC, the Members of Great American Group, LLC and the Member Representative

2.2(1)

Amendment No. 1 to Agreement and Plan of Reorganization, dated May 29, 2009, by and among Alternative Asset Management Acquisition Corp., Great American Group, Inc., AAMAC Merger Sub, Inc., Great American Group, LLC, the Members of Great American Group, LLC and the Member Representative

2.3(1)

Amendment No. 2 to Agreement and Plan of Reorganization, dated July 8, 2009, by and among Alternative Asset Management Acquisition Corp., Great American Group, Inc. AAMAC Merger Sub, Inc., Great American Group, LLC, the Members of Great American Group, LLC and the Member Representative

2.4(2)

Amendment No. 3 to Agreement and Plan of Reorganization, dated July 28, 2009, by and among Alternative Asset Management Acquisition Corp., Great American Group, Inc. AAMAC Merger Sub, Inc., Great American Group, LLC, the Members of Great American Group, LLC and the Member Representative

3.1(1)	Certificate of Incorporation of Great American Group, Inc.

3.2(1)	Bylaws of Great American Group, Inc.

4.1(1)	Form of common stock certificate

4.2(3)	Form of warrant certificate

4.3(3)	Form of Warrant Agreement, dated August 1, 2007, by and between Alternative Asset Management Acquisition Corp. and Continental Stock Transfer & Trust Company

4.4(3)	Form of Amendment No. 1 to Warrant Agreement, dated July 31, 2009, by and between Alternative Asset Management Acquisition Corp. and Continental Stock Transfer & Trust Company

10.1(4)	Credit Agreement, dated as of May 29, 2008, by and among Great American Group Energy Equipment, LLC, Garrison Loan Agency Services LLC and the lender parties thereto

10.2(4)

Great American Group, LLC Guaranty, dated as of May 29, 2008, by Great American Group, LLC in favor of Garrison Special Opportunities Fund LP., Gage Investment Group, LLC and Garrison Loan Agency Services LLC

10.3(5)

Forbearance Agreement, dated as of October 8, 2009, by and among Great American Group Energy Equipment, LLC, Great American Group, LLC, Garrison Special Opportunities Fund LP, Gage Investment Group LLC and Garrison Loan Agency Services LLC

10.4(4)	Security Agreement, dated as of May 29, 2008, by and among Great American Group Energy Equipment, LLC, Great American Group, LLC and Garrison Loan Agency Services LLC

10.5(4)	Non-Notification Factoring and Security Agreement, dated as of May 22, 2007, by and between Great American Group Advisory & Valuation Services, LLC and FCC, LLC

10.6*

Amended and Restated Credit Agreement, dated as of December 8, 2010, by and between Great American Group WF, LLC as US Borrower, GA Asset Advisors Limited, as English Borrower, and Wells Fargo Bank, National Association

10.7*	Amended and Restated Guarantee, dated as of December 8, 2010, by Great American Group, Inc. and Great American Group, LLC, in favor of Wells Fargo Bank, National Association

10.8(4)	Security Agreement, dated as of October 21, 2008, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association (Successor to Wells Fargo Retail Finance, LLC)

10.9(4)	Form of promissory note issued by Great American Group, Inc. in favor of each Contribution Consideration Recipient

10.10(3)	Registration Rights Agreement by and among Great American Group, Inc. and the stockholders of Great American Group, Inc. named therein

10.11(3)	Escrow Agreement by and among Great American Group, Inc., the Member Representative and Continental Stock Transfer & Trust Company

10.12(3)	Form of Lock-up Agreement by and between Great American Group, Inc. and certain stockholders of Great American Group, Inc.

10.13(1)	Letter Agreement, dated May 14, 2009, by and among Alternative Asset Management Acquisition Corp., Great American Group, Inc., Great American Group, LLC and the stockholders of Alternative Asset Management Acquisition Corp. named therein

10.14(1)	Amendment to Letter Agreement, dated as of July 8, 2009, by and among Alternative Asset Management Acquisition Corp., Great American Group, Inc., Great American Group, LLC and the stockholders of Alternative Asset Management Acquisition Corp. named therein

10.15(3)	Amendment to Letter Agreement, dated as of July 28, 2009, by and among Alternative Asset Management Acquisition Corp., Great American Group, Inc., Great American Group, LLC and the stockholders of Alternative Asset Management Acquisition Corp. named therein

10.16(3)#	Form of Director and Officer Indemnification Agreement

10.17(3)#	Employment Agreement by and between Great American Group, Inc. and Harvey M. Yellen

10.18(3)#	Employment Agreement by and between Great American Group, Inc. and Andrew Gumaer

10.19(3)#	Employment Agreement by and between Great American Group, Inc. and Paul Erickson

10.20(3)#	Employment Agreement by and between Great American Group, Inc. and Scott Carpenter

10.21(4)	Form of Phantom Equityholder Amendment Agreement and Release

10.22(4)	Form of Phantom Equityholder Acknowledgement to Amendment No. 3 to Agreement and Plan of Reorganization

10.23(4)#	Great American Group, Inc. Amended and Restated 2009 Stock Incentive Plan

10.24(4)	Sixth Amended and Restated Operating Agreement for Great American Group Advisory & Valuation Services, LLC, dated as of January 1, 2008, by and among Great American Group, LLC, Lester Friedman, John Bankert, Michael Marchlik, and Ken Bloore

10.25(4)	Operating Agreement for Great American Group Machinery & Equipment, LLC, dated as of April 10, 2007, by and among Great American Group, LLC, Marc Swirsky, Lester Friedman, Paul Erickson and John Bankert

10.26(6)	First Amendment to Non-Notification Factoring and Security Agreement, dated as of December 1, 2009, by and among Great American Group Advisory & Valuation Services, LLC and Seimens First Capital Commercial Finance, LLC

10.27(6)	Amendment of Credit Agreement, dated as of December 18, 2009, by and among Great American Group Energy Equipment, LLC, Garrison Special Opportunities Fund LP and Garrison Loan Agency Services LLC

10.28(7)	Form of Amendment No. 1 to Subordinated Unsecured Promissory Note, dated as of April 30, 2010, by and between the Company and each of the Great American Members

10.29(7)	Form of Amendment No. 1 to Subordinated Unsecured Promissory Note, dated as of April 30, 2010, by and between the Company and certain of the Phantom Equityholders

10.30*	Form of Waiver to Subordinated Unsecured Promissory Note, dated as of October 27, 2010

21(4)	Subsidiary List

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Securities and Exchange Commission upon request.
#	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the registrant’s Registration Statement on Form S-4 (File No. 333-159644) declared effective by the Commission on July 17, 2009.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2009.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2009.
(4)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 31, 2009.
(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on October 15, 2009.
(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2010.
(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2010.
(8)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT AMERICAN GROUP, INC.

Date: March 31, 2011	/s/ PAUL S. ERICKSON (Paul E. Erickson, Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ ANDREW GUMAER (Andrew Gumaer)	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2011

/s/ PAUL S. ERICKSON (Paul S. Erickson)	Chief Financial Officer (Principal Financial Officer)	March 31, 2011

/s/ HOWARD E. WEITZMAN (Howard E. Weitzman)	Chief Accounting Officer (Principal Accounting Officer)	March 31, 2011

/s/ HARVEY M. YELLEN (Harvey M. Yellen)	President, Vice Chairman and Director	March 31, 2011

/s/ MATTHEW J. HART (Matthew J. Hart)	Director	March 31, 2011

/s/ HUGH G. HILTON (Hugh G. Hilton)	Director	March 31, 2011

/s/ MARK D. KLEIN (Mark D. Klein)	Director	March 31, 2011

/s/ MICHAEL J. LEVITT (Michael J. Levitt)	Director	March 31, 2011

/s/ BRYANT R. RILEY (Bryant R. Riley)	Director	March 31, 2011

GREAT AMERICAN GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Great American Group, Inc.

We have audited the accompanying consolidated balance sheets of Great American Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great American Group, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Marcum LLP

New York, New York
March 31, 2011

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$20,080	$37,989
Restricted cash	—	459
Accounts receivable, net	3,087	2,628
Advances against customer contracts	3,063	58
Income taxes receivable	—	1,100
Goods held for sale or auction	13,504	15,014
Note receivable - related parties	5,930
Deferred income taxes	5,463	8,475
Prepaid expenses and other current assets	1,353	981

Total current assets	52,480	66,704
Property and equipment, net	1,369	1,411
Goodwill	5,688	5,688
Other intangible assets, net	221	382
Deferred income taxes	11,372	3,238
Other assets	1,144	1,250

Total assets	$72,274	$78,673

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$10,631	$9,192
Auction and liquidation proceeds payable	1,712	446
Mandatorily redeemable noncontrolling interests	2,858	2,619
Current portion of long-term debt	1,724	11,123
Note payable	12,014	11,705
Current portion of capital lease obligation	27	25

Total current liabilities	28,966	35,110
Capital lease obligation, net of current portion	42	69
Long-term debt, net of current portion	52,169	44,494

Total liabilities	81,177	79,673

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 135,000,000 shares authorized; 30,559,036 and 30,022,478 issued and outstanding as of December 31, 2010 and 2009, respectively	4	3
Additional paid-in capital	2,878	(249)
Retained earnings (deficit)	(11,792)	(754)
Accumulated other comprehensive income	7	—

Total stockholders’ equity (deficit)	(8,903)	(1,000)

Total liabilities and stockholders’ equity (deficit)	$72,274	$78,673

The accompanying notes are an integral part of these consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Services and fees	$37,026	$70,810	$48,496
Sale of goods	5,119	12,611	4,673

Total revenues	42,145	83,421	53,169

Operating expenses:
Direct cost of services	15,417	17,491	20,595
Cost of goods sold	6,674	12,669	4,736
Selling, general and administrative	31,413	35,743	21,696

Total operating expenses	53,504	65,903	47,027

Operating income (loss)	(11,359)	17,518	6,142
Other income (expense):
Interest income	522	32	158
Other income	—	18	112
Loss from equity investment in Great American Real Estate, LLC	(1,640)	(861)	(17)
Interest expense	(3,667)	(11,273)	(4,063)

Income (loss) from continuing operations before benefit for income taxes	(16,144)	5,434	2,332
Benefit for income taxes	5,106	11,664	—

Income (loss) from continuing operations	(11,038)	17,098	2,332
Loss from discontinued operations, net of tax	—	(142)	(2,069)

Net income (loss)	$(11,038)	$16,956	$263

Basic earnings (loss) per share, continuing operations	$(0.39)	$0.96	$0.22
Basic earnings (loss) per share, discontinued operations	0.00	(0.01)	(0.20)

Basic earnings (loss) per share	$(0.39)	$0.95	$0.02

Diluted earnings (loss) per share, continuing operations	$(0.39)	$0.92	$0.22
Diluted loss per share, discontinued operations	0.00	(0.01)	(0.20)

Diluted earnings (loss) per share	$(0.39)	$0.91	$0.02

Weighted average basic shares outstanding	28,075,758	17,786,686	10,560,000
Weighted average diluted shares outstanding	28,075,758	18,664,049	10,560,000
PRO FORMA COMPUTATION RELATED TO CONVERSION TO C CORPORATION FOR INCOME TAX PURPOSES (unaudited):
Historical income (loss) from continuing operations before income taxes		$5,434	$2,332
Pro forma benefit (provision) for income taxes		(2,141)	(919)

Pro forma income (loss) from continuing operations		3,293	1,413
Pro forma loss from discontinued operations, net of tax		(116)	(1,254)

Pro forma net income (loss)		$3,177	$159

Pro forma basic earnings (loss) per share, continuing operations		$0.19	$0.13
Pro forma basic loss per share, discontinued operations		(0.01)	(0.11)

Pro forma basic earnings (loss) per share		$0.18	$0.02

Pro forma diluted earnings (loss) per share, continuing operations		$0.18	$0.13
Pro forma diluted loss per share, discontinued operations		(0.01)	(0.11)

Pro forma diluted earnings (loss) per share		$0.17	$0.02

Pro forma weighted average basic shares outstanding		17,786,686	10,560,000
Pro forma weighted average diluted shares outstanding		18,664,049	10,560,000

The accompanying notes are an integral part of these consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

(Dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)

	Shares	Amount	Shares	Amount
Balance, December 31, 2007	—	$—	10,560,000	$1	$31,929	$(2,709)	$(16,049)	$—	$13,172
Amortization of GAG, LLC deferred compensation arrangements	—	—	—	—	—	1,066	—	—	1,066
Net income	—	—	—	—	—	—	263	—	263

Balance, December 31, 2008	—	—	10,560,000	1	31,929	(1,643)	(15,786)	—	14,501
Amortization of GAG, LLC deferred compensation arrangements through July 31, 2009	—	—	—	—	—	621	—	—	621
Termination of GAG, LLC deferred compensation arrangements as of July 31, 2009	—	—	—	—	—	1,022	—	—	1,022
Reverse merger on July 31, 2009	—	—	—	—	(31,929)	—	31,929	—	—
Shares issued at time of reverse merger dated July 31, 2009	—	—	21,846,626	2	70,356	—	—	—	70,358
Warrant redemption liability at time of reverse merger dated July 31, 2009	—	—	—	—	(23,013)	—	—	—	(23,013)
Shares forefeited at time of reverse merger dated July 31, 2009	—	—	(2,500,000)	—	—	—	—	—	—
Issuance of shares for services in connection with reverse merger	—	—	115,852	—	—	—	—	—	—
Share based compensation	—	—	—	—	3,108	—	—	—	3,108
Distributions to stockholders	—	—	—	—	(50,700)	—	(33,853)	—	(84,553)
Net income	—	—	—	—	—	—	16,956	—	16,956

Balance, December 31, 2009	—	—	30,022,478	3	(249)	—	(754)	—	(1,000)
Vesting of restricted stock, net of shares withheld for employer taxes	—	—	536,558	1	(1,133)	—	—	—	(1,132)
Share based compensation	—	—	—	—	4,260	—	—	—	4,260
Net loss	—	—	—	—	—	—	(11,038)	—	(11,038)
Foreign currency translation adjustment	—	—	—	—	—	—	—	7	7

Balance, December 31, 2010	—	$—	30,559,036	$4	$2,878	$—	$(11,792)	$7	$(8,903)

The accompanying notes are an integral part of these consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

CONSOLDIATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$(11,038)	$16,956	$263
Loss from discontinued operations	—	142	2,069

Income (loss) from continuing operations	(11,038)	17,098	2,332
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	792	634	433
Provision for (recovery of) doubtful accounts	60	(24)	109
Impairment of goods held for sale or auction	1,389	1,426	—
Share-based payments	4,420	3,508	880
Effect of foreign current on operations	21	—	—
Accrued compensation plans	—	4,005	(665)
Guaranteed payment distributions	—	—	1,066
Noncash interest expense	(193)	9	32
Loss from equity investment in Great American Real Estate, LLC	(1,640)	(861)	(17)
Loss on disposal of assets	3	32	2
Deferred income taxes	(5,122)	(11,664)	—
Change in fair value of mandatorily redeemable noncontrolling interests	(205)	—	—
Income allocated to mandatorily redeemable noncontrolling interests	1,806	1,608	603
Change in operating assets and liabilities:
Accounts receivable and advances against customer contracts	(3,524)	5,012	3,619
Income taxes receivable	1,100	—	—
Goods held for sale or auction	121	2,477	(12,332)
Prepaid expenses and other assets	3,222	916	(34)
Accounts payable and accrued expenses	1,439	(3,850)	8,985
Auction and liquidation proceeds payable	1,266	(1,445)	(804)

Net cash provided by (used in) operating activities	(6,083)	18,881	4,209

Cash flows from investing activities:
Purchases of property and equipment	(592)	(828)	(597)
Increase in notes receivable - related party	(5,930)	—	—
Equity investment in Great American Real Estate, LLC	(949)	(1,125)	—
Proceeds from redemption of officer life insurance	355	—	—
Decrease (increase) in restricted cash	459	3,194	(3,653)

Net cash provided by (used in) investing activities	(6,657)	1,241	(4,250)

Cash flows from financing activities:
Proceeds from (repayment of) revolving lines of credit	—	—	(7,900)
Payment of financing costs	(752)	—	—
Repayment of note payable	(1,724)	(1,200)	—
Proceeds from notes payable	—	—	12,000
Repayments of long-term debt	—	(8,668)	(2,229)
Repayments of capital lease obligation	(25)	(305)	(36)
Payment of employment taxes on vesting of restricted stock	(1,132)	—	—
Proceeds from reverse merger dated July 31, 2009	—	69,258	—
Distribution to noncontrolling interests	(1,522)	(1,317)	(858)
Warrant redemption for cash	—	(23,013)	—
Distribution to stockholder’s	—	(33,853)	—

Net cash provided by (used in) financing activities	(5,155)	902	977
Effect of foreign currency on cash	(14)	—	—

Net increase (decrease) in cash and cash equivalents	(17,909)	21,024	936
Cash and cash equivalents, beginning of year	37,989	16,965	16,029

Cash and cash equivalents, end of year	$20,080	$37,989	$16,965

The accompanying notes are an integral part of these consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

CONSOLDIATED STATEMENTS OF CASH FLOWS, Continued

(Dollars in thousands)

	Year ended December 31,
	2010	2009	2008
Supplemental disclosures:
Interest paid	$3,408	$8,233	$5,523
Income taxes paid	9	—	—
Supplemental disclosure of noncash investing and financing activities:
Income taxes receivable	$—	$(1,100)	$—
Deferred compensation	—	(1,022)	—
Property and equipment acquired under capital lease	—	—	388
Issuance of long-term debt in connection with reverse merger dated July 31, 2009	—	60,000	—

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

The Company operates in two operating segments: auction and liquidation services (“Auction and Liquidation”) and valuation and appraisal services (“Valuation and Appraisal”). These services are provided to a wide range of retail, wholesale and industrial companies, as well as lenders, capital providers, private equity investors and professional service firms throughout the United States, Europe and Canada. In the Auction and Liquidation segment, the Company provides auction and liquidation services to help clients dispose of assets and capital advisory services to retailers. Such assets include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property. In the Valuation and Appraisal segment, the Company provides valuation and appraisal services to clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs. From time to time, the Company will conduct auction and liquidation services with third parties through collaborative arrangements.

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

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

The Purchase Agreement also provides for the issuance of 6,000,000 additional shares of common stock (the “Contingent Stock Consideration”) to the Contribution Consideration Recipients as follows: (a) in the event GAG, LLC achieves any one of (i) $45,000 in Adjusted EBITDA (as defined in the Purchase Agreement) for the 12 months ending December 31, 2009, (ii) $47,500 in Adjusted EBITDA for the 12 months ending March 31, 2010, or (iii) $50,000 in Adjusted EBITDA for the 12 months ending June 30, 2010, the Company will be obligated to issue to the Contribution Consideration Recipients 2,000,000 shares of the Contingent Stock Consideration; (b) in the event GAG, LLC achieves $55,000 in Adjusted EBITDA (as defined in the Purchase Agreement) for the fiscal year ending December 31, 2010, then the Company will be obligated to issue to the Contribution Consideration Recipients 2,000,000 shares of the Contingent Stock Consideration; and (c) in the event GAG, LLC achieves $65,000 in Adjusted EBITDA (as defined in the Purchase Agreement) for the fiscal year ending December 31, 2011, then the Company will be obligated to issue to the Contribution Consideration Recipients 2,000,000 shares of the Contingent Stock Consideration; provided; however, that if the Company does not achieve the December 31, 2010 Adjusted EBITDA target but does achieve the December 31, 2011 Adjusted EBITDA target, then the Company will be obligated to issue to the Contribution Consideration Recipients 4,000,000 shares of the Contingent Stock Consideration. The Company’s issuance of Contingent Stock Consideration will be in accordance with the Purchase Agreement described below. The Company did not achieve the Adjusted EBITDA target for the years ending December 31, 2010 and 2009.

The Contingent Stock Consideration will be issued to each of the Contribution Consideration Recipients to the extent earned and with respect to the applicable target period, in three equal installments, beginning on the first anniversary of the closing of the Acquisition and issuable on each anniversary of the closing of the Acquisition thereafter in accordance with the Purchase Agreement.

The Great American Members received $82,436 in accordance with the Purchase Agreement consisting of (i) cash distributions totaling $31,736 from GAG, LLC and (ii) $50,700 representing their share of the $60,000 unsecured subordinated promissory note. The $31,736 was comprised of (i) a distribution of unrestricted cash and cash equivalents held by GAG, LLC (after giving effect to the repayment of certain debt obligations of GAG, LLC in an outstanding principal amount of $2,985) of $18,815 promptly following the closing date of the Acquisition and (ii) a cash distribution of $12,921 on September 18, 2009 representing the amount by which the final adjusted working capital of GAG, LLC (as defined in the Purchase Agreement) was greater than $6,000 at the closing of the Acquisition. The remaining portion of the unsecured subordinated promissory note, which amounted to $9,300, was issued to the Phantom Equityholders in settlement of accrued compensation payable pursuant to the deferred compensation plan as more fully described in Note 18(b).

In connection with the Acquisition, the Contribution Consideration Recipients placed in escrow an aggregate of 1,500,000 shares of our common stock (the “Escrowed Indemnification Stock”). As of December 31, 2010, 72,000 shares attributable to the Phantom Equityholders had been released from escrow and the remaining 108,000 shares attributable to the Phantom Equityholders and all 1,320,000 shares attributable to the Great American Members remained in escrow. The remaining Escrowed Indemnification Stock is due to be released on the 30th day following our filing of this Annual Report, less that portion of such shares applied in satisfaction of, or reserved with respect to, any escrow claims.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

In connection with the consummation of the Acquisition, the Company entered into that certain Escrow Agreement, dated as of July 31, 2009 (the “Escrow Agreement”), with GAG, LLC, the Great American Members and an escrow agent to provide a fund for, among other things, breaches of representations and warranties of GAG, LLC to AAMAC, to offset against any working capital shortfall in accordance with the Purchase Agreement, and to offset against any inventory amount shortfall (collectively the “Escrow Claims”). Pursuant to the Escrow Agreement, the Contribution Consideration Recipients placed in escrow an aggregate of 1,500,000 shares of the Company’s common stock (the “Escrowed Indemnification Stock”). As of December 31, 2010, 72,000 shares attributable to the Phantom Equityholders had been released from escrow and the remaining 108,000 shares attributable to the Phantom Equityholders and all 1,320,000 shares attributable to the Great American Members remained in escrow. The remaining Escrowed Indemnification Stock shall be released on the day that is the 30th day after the date the Company files its annual report on Form 10-K for the year ended December 31, 2010 with the SEC (the “Final Escrow Release Date”), less that portion of such shares applied in satisfaction of, or reserved with respect to, Escrow Claims. In the event there are any Escrow Claims properly and timely delivered pursuant to the Purchase Agreement that remain unresolved at the time of the Final Escrow Release Date, a portion of the Escrowed Indemnification Stock will remain in escrow until such claims are resolved, at which time the remaining Escrowed Indemnification Stock shall be promptly returned to the Contribution Consideration Recipients.

The $407,786 held in AAMAC’s trust account immediately prior to the Acquisition was disbursed as follows: (i) $116,578 to stockholders who voted against the transaction and elected to convert their shares to a pro rata portion of the AAMAC trust account (approximately $9.85 per share); (ii) $208,834 to the third parties who entered into stock purchase agreements (approximately $9.85 per share) with AAMAC pursuant to which AAMAC agreed to purchase such parties’ AAMAC shares in connection with the Acquisition and such third parties agreed to give AAMAC’s management proxies to vote such shares in favor of the Acquisition; and (iii) $82,374 to the Company. The Company also received an additional $451 of operating funds held by AAMAC resulting in total proceeds of $82,825. The $82,825 has been reflected in the consolidated statement of stockholder’s equity (deficit) net of offering costs of (i) closing expenses and certain investment banking fees of $10,476 associated with the transaction; (ii) other offering expenses of $3,091 incurred by GAG, LLC plus an income tax receivable of $1,100. At closing, $4,383 was distributed to the Contribution Consideration Recipients to pay down the principal amount of the notes payable (thereby reducing the aggregate principal amount of the notes from $60,000 to $55,617), and $23,013 was deposited in a separate account with the transfer agent pending conduct of the Warrant Redemption. The remaining net proceeds received by the Company are being used for general working capital purposes.

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

In the consolidated statement of stockholders’ equity, the recapitalization of the number of shares of common stock attributable to the Great American Members is reflected retroactive to January 1, 2008. Accordingly, the number of shares of common stock presented as outstanding as of January 1, 2008 total 10,560,000 consisting of the number of shares of common stock issued to the Great American Members as consideration for their Contribution. This number of shares was used to calculate the Company’s earnings (loss) per share for all periods prior to the Acquisition. In addition, member’s equity of GAG, LLC was classified as retained earnings at January 1, 2008 and upon completion of the reverse merger on July 31, 2009, $31,929 was reclassified from additional paid-in capital to retained earnings.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Liquidity Matters

Over the past years, the Company’s growth has been funded through a combination of profits generated from operations and more recently from proceeds received from AAMAC in connection with the Acquisition. During the year ended December 31, 2010, the operating profits generated by the Company’s Auction and Liquidation segment have been negatively impacted due to fewer retail liquidation engagements conducted by the Company. As economic conditions and credit markets have improved for retailers, the number of large retail liquidation engagements in the auction and liquidation industry has decreased from historical levels. These factors, in addition to the interest expense on the $53,893 of subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, have resulted in the net use of $6,083 of cash from operations during the year ended December 31, 2010.

On May 4, 2010, the Company entered into individual amendments to an aggregate of $52,419 of the $55,617 principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders and the interest rate was reduced from 12.0% per annum to 3.75% per annum. In addition, the maturity date for $46,996 of the $55,617 principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members was extended to July 31, 2018, subject to annual prepayments based upon the Company’s cash flow subject to certain limitations as provided in the amendment to the notes payable, including, without limitation, the Company’s maintenance of a minimum adjusted cash balance of $20,000. The terms of these amendments significantly reduce the annual cash required to service this debt. On October 27, 2010, the Company entered into individual waivers related to an aggregate of $51,334 of the $53,893 principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, whereby the noteholders agreed to permit the Company to defer payment of interest payments due on each of October 31, 2010, January 31, 2011, and April 30, 2011 until July 31, 2011.

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

As of December 31, 2010, the Company had $20,080 in cash and no borrowings outstanding under the asset based credit facility. The Company believes that its current cash and cash equivalents, funds available under its asset based credit facility and cash expected to be generated from operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. The Company continues to monitor its financial performance to ensure sufficient liquidity to fund operations.

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

Effective January 1, 2010, new consolidation guidance became effective relating to accounting for Variable Interest Entities (“VIE”). These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; to eliminate the solely quantitative approach previously required for determining the primary beneficiary of a VIE; to add an additional reconsideration event for determining whether an entity is a VIE when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. As more fully described in Note 19, the Company determined that its’ equity investment and subordinated financing arrangements with Great American Real Estate, LLC (“GARE”), a joint venture 50% owned by the Company and Kelley Capital, LLC, changes the status of GARE to a VIE that does not require consolidation in the Company’s consolidated financial statements. The adoption of these changes had no material impact on the Company’s consolidated financial statements.

(c) Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expense during the reporting period. Estimates are used when accounting for certain items such as reserves for slow moving goods held for sale or auction, the fair value of mandatorily redeemable noncontrolling interests and accounting for income tax valuation allowances. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

(d) Revenue Recognition

Revenues are recognized in accordance with the accounting guidance when persuasive evidence of an arrangement exists, the related services have been provided, the fee is fixed or determinable, and collection is reasonably assured.

Revenues in the Valuation and Appraisal segment are primarily comprised of fees for valuation and appraisal services. Revenues are recognized upon the delivery of the completed services to the related customers and collection of the fee is reasonably assured. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs which totaled $2,325, $2,396 and $1,961 for the years ended December 31, 2010, 2009 and 2008, respectively.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

Revenues in the Auction and Liquidation segment are comprised of (i) commissions and fees earned on the sale of goods at auctions and liquidations; (ii) revenues from auction and liquidation services contracts where the Company guarantees a minimum recovery value for goods being sold at auction or liquidation; (iii) revenue from the sale of goods that are purchased by the Company for sale at auction or liquidation sales events; (iv) fees earned from the origination of loans; and (v) revenues from contractual reimbursable expenses incurred in connection with auction and liquidation contracts.

Commission and fees earned on the sale of goods at auction and liquidation sales are recognized when evidence of an arrangement exists, the sales price has been determined, title has passed to the buyer and the buyer has assumed the risks of ownership, and collection is reasonably assured. The commission and fees earned for these services are included in revenues in the accompanying consolidated statement of operations. Under these types of arrangements, revenues also include contractual reimbursable costs which totaled $4,806, $5,806 and $8,652 for years ended December 31, 2010, 2009, and 2008, respectively.

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

Fees earned from the origination of loans where the Company provides capital advisory services are recognized in the period earned, the fee is fixed and determinable and collection is reasonably assured.

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

	Year Ended December 31,
	2010	2009	2008
Revenues	$5,956	$35,994	$17,392

Operating expenses
Direct costs of revenues	$4,697	$—	$1,950

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

(e) Direct Cost of Services

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

(f) Concentration of Risk

Revenues from two liquidation service contracts represented 19.6% and 11.3% of total revenues during the year ended December 31, 2009. Revenues from one liquidation service contract represented 11.2% of total revenues during the year ended December 31, 2008. Revenues in the Valuation and Appraisal segment and the Auction and Liquidation segment are primarily generated in the United States.

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

(g) Advertising Expense

The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $498, $828 and $793 for the years ended December 31, 2010, 2009, and 2008, respectively. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying consolidated statement of operations.

(h) Share-Based Compensation

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

(i) Income Taxes

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

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. Tax benefits of operating loss carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced.

The Company adopted the provisions of the new accounting guidance for accounting for uncertainty in income taxes on January 1, 2009. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

(j) Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(k) Restricted Cash

The Company maintains deposits in accounts under the control of a financial institution as collateral for letters of credit relating to liquidation engagements in connection with the $100,000 credit facility described in Note 10(a). As of December 31, 2010 and 2009, the cash collateral for letters of credit and success fees was $0 and $459, respectively.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

(l) Accounts Receivable

Accounts receivable represents amounts due from the Company’s auction and liquidation and valuation and appraisal customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company’s bad debt expense totaled $60, $18, and $109 for the years ended December 31, 2010, 2009, and 2008, respectively. Bad debt expense is included as a component of selling, general and administrative expenses in the accompanying consolidated statement of operations.

(m) Advances Against Customer Contracts

Advances against customer contracts represent advances of contractually reimbursable expenses incurred prior to, and during the term of the liquidation services contract. These advances are charged to expense in the period that revenue is recognized under the contract.

(n) Goods Held for Sale or Auction

Goods held for sale or auction are stated at the lower of cost, determined by the specific-identification method, or market.

(o) Property and Equipment

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

(p) Goodwill and Other Intangible Assets

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

The Company reviewed its reporting units for possible goodwill impairment by comparing the fair values of each of the reporting units to the carrying value of their respective net assets. If the fair values exceed the carrying values of the net assets, no goodwill impairment is deemed to exist. If the fair values of the reporting units do not exceed the carrying values of the net assets, goodwill is tested for impairment and written down to its implied value if it is determined to be impaired. Based on a review of the fair value of the reporting units, no impairment is deemed to exist as of December 31, 2010.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

In accordance with the Codification, the Company reviews the carrying value of its amortizable intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. No impairment was deemed to exist as of December 31, 2010.

(q) Discontinued Operations

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

(r) Fair Value Measurements

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

The Company records mandatorily redeemable noncontrolling interests that were issued after November 5, 2003 at fair value (see Note 16(b)) with fair value determined in accordance with the Codification. The following table below presents information about the Company’s mandatorily redeemable noncontrolling interests that are measured at fair value on a recurring basis as of December 31, 2010 and 2009 which are categorized using the three levels of fair value hierarchy. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

The following tables present information on the liabilities measured and recorded at fair value on a recurring basis as of December 31, 2010 and 2009.

		Financial Assets Measured at Fair Value on a Recurring Basis at December 31, 2010, Using
	Fair Value at December 31, 2010	Quoted prices in active markets for idential assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,132	$—	$—	$2,132

Total liabilities measured at fair value	$2,132	$—	$—	$2,132

		Financial Assets Measured at Fair Value on a Recurring Basis at December 31, 2009, Using
	Fair Value at December 31, 2009	Quoted prices in active markets for idential assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,361	$—	$—	$2,361

Total liabilities measured at fair value	$2,361	$—	$—	$2,361

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

(s) Fiduciary Funds

The accompanying consolidated balance sheets do not include fiduciary funds, which are held by the Company on behalf of clients in connection with the administration of loans in the performance of capital advisory services and which amounted to $6,945 at December 31, 2010. These funds were disbursed in accordance with the respective loan administration agreements in January 2011.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

(t) Recent Accounting Pronouncements

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

NOTE 4—DISCONTINUED OPERATIONS

In July 2008, management elected to close the Company’s furniture division. At that time, the Company met the conditions to classify the business as assets held for sale of discontinued operations. The assets held for sale consists of goods held for sale at a stated carrying value of $1,217 at December 31, 2008. The loss from discontinued operations in the accompanying consolidated statement of operations includes a charge to write down the assets to fair value less cost to sell of $474 and $832 during the years ended December 31, 2009 and 2008, respectively. The operations of the furniture business are presented in discontinued operations in the consolidated statements of operations for the year ended December 31, 2009 and 2008.

The following amounts represent revenue and loss from discontinued operations:

	Year Ended December 31,
	2009	2008
Revenues	$1,049	$5,885
Loss from discontinued operations before income taxes	$(190)	$(2,069)

NOTE 5—ACCOUNTS RECEIVABLE

The components of accounts receivable net include the following:

	December 31,
	2010	2009
Accounts receivable not subject to factoring agreement	$2,052	$931
Unbilled receivables	189	995
Amounts due from factor	861	720

Total accounts receivable	3,102	2,646
Allowance for doubtful accounts	(15)	(18)

Accounts receivable, net	$3,087	$2,628

Additions and changes to the allowance for doubtful accounts consist of the following:

	Year Ended December 31,
	2010	2009	2008
Balance, beginning of year	$18	$82	$42
Add: Additions to reserve	60	18	109
Less: Deductions and write-offs	(63)	(82)	(69)

Balance, end of year	$15	$18	$82

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

GAAV is a party to a factoring agreement, dated as of May 22, 2007 (the “Factoring Agreement”) with FCC LLC, d/b/a First Capital Western Region, LLC (the “Factor”). The Factoring Agreement, which provides for an initial term of two years and annual one-year automatic extensions unless GAAV provides written notice of termination to the Factor, will expire on May 22, 2011. The Factor, at its discretion, purchases on a nonrecourse basis, all of the GAAV’s customer receivables. The Factor is responsible for servicing the receivables. The Factor pays 90% of the net receivable invoice amount upon request by GAAV and retains the remaining 10% in a reserve. The Factor, at its discretion, may offset the reserve for amounts not collected or outstanding at the end of the term of the Factoring Agreement. GAAV may request releases from the reserve for any excess over a minimum balance set by the Factor. The Factor charges a factoring commission equal to 0.25% of the gross invoice amount of each account purchased, or five dollars per invoice, whichever is greater, with a minimum commission of $24 per year, prorated for the first year. The Factor also charges interest at prime plus 1% with a floor of 8% on the net uncollected outstanding balance of the receivables purchased. Effective December 1, 2009, the interest charge by the Factor was reduced to London Interbank Offered Rate (“LIBOR”) plus 4.5% on the net uncollected outstanding balance of the receivables purchased. One of the members of the GAAV personally guarantees up to a maximum of $500 plus interest and certain fees for accounts receivables sold pursuant to the Factoring Agreement.

The sale of the receivables is accounted for in accordance with the accounting guidance for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with the Codification, receivables are considered sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables, and the Company has surrendered control over the transferred receivables. Accounts receivable sold to the Factor were $13,815, $14,183, and $13,408 during the years ended December 31, 2010, 2009, and 2008, respectively. Factoring commissions and other fees based on advances were $99, $171, and $177 for the year ended December 31, 2010, 2009, and 2008, respectively. Factoring commissions and other fees are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

NOTE 6—GOODS HELD FOR SALE OR AUCTION

Goods held for sale or auction consists of the following:

	December 31,
	2010	2009
Machinery and equipment	$10,227	$13,129
Leased equipment	1,969	—
Aircraft parts and other	1,308	1,885

Total	$13,504	$15,014

Goods held for sale or auction includes machinery and equipment, leased equipment with a carrying value of $2,000 less accumulated depreciation of $31, and aircraft parts and other as of December 31, 2010. Machinery and equipment is primarily comprised of oil rigs with a carrying value of $9,705 and $12,401 which includes a lower of cost or market adjustment of $1,056 and $1,170 as of December 31, 2010 and 2009, respectively. The leased equipment consists of one oil rig and is depreciated over a period of 15 year which approximates its useful life. Aircraft parts and other is primarily comprised of aircraft parts with a carrying value of $1,185 and $1,634 which includes a lower of cost or market adjustment of $543 and $181 as of December 31, 2010 and 2009, respectively. The total amount recorded by the Company for a lower-of-cost or market adjustment for goods held for sale or auction was $1,389, $1,426, and $560 during the years ended December 31, 2010, 2009, and 2008, respectively.

Machinery and equipment with a carrying value of $9,705 and leased equipment with a carrying value of $1,969 serve as collateral for the $11,705 note payable which the Company is in default as of December 31, 2010 as more fully described in Note 12.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated	December 31,
	Useful Lives	2010	2009
Leasehold improvements	Shorter of lease or estimated useful life	$123	$123
Machinery, equipment and computer software	3 years	1,449	1,037

Furniture and fixtures	5 years	848	817

Capital lease equipment	3 to 5 years	388	388

Total		2,808	2,365
Less: Accumulated depreciation and amortization		(1,439)	(954)

		$1,369	$1,411

Depreciations and amortization expense was $631, $472, and $241 during the years ended December 31, 2010, 2009, and 2008, respectively.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is comprised of $1,975 in the Auction and Liquidation segment and $3,713 in the Valuation and Appraisal segment. Goodwill of $1,975 in the Auction and Liquidation and $2,353 in the Valuation and Appraisal segment is the result of the acquisition of Garcel, Inc. on July 1, 2005. The remaining goodwill of $1,360 in the Valuation and Appraisal segment is the result of the purchase of noncontrolling interests from a member of GAAV in exchange for a $1,500 non-interest bearing note during the year ended December 31, 2007, which is more fully described in Note 11(c). The allocation of the purchase price in excess of the book value of the noncontrolling interest was recorded as goodwill. There have been no changes to the carrying amount of goodwill since December 31, 2007.

Other intangible assets with finite lives are being amortized over their estimated useful lives which range from 3.3 years for a favorable lease to 6 years for customer relationships. Amortization expense for the years ended December 31, 2010, 2009, and 2008 was $161, $162, and $192, respectively. At December 31, 2010, the estimated future amortization expense for each of the succeeding years is as follows: $81 for fiscal year 2011. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

Trademarks have been identified as an indefinite lived intangible asset and are presented with definite lived intangible assets as follows:

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$970	$889	$81
Trademarks	140	—	140

Total	$1,110	$889	$221

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$970	$728	$242
Trademarks	140	—	140

Total	$1,110	$728	$382

NOTE 9—LEASING ARRANGEMENTS

The gross carrying amount of machinery and equipment and related accumulated amortization recorded under capital leases and included in property and equipment were as follows:

	December 31,
	2010	2009
Machinery and equipment	$388	$388
Less: Accumulated depreciation and amortization	(249)	(135)

	$139	$253

Amortization expense for the assets under capital leases was $114, $124, and $34 for the year ended December 31, 2010, 2009, and 2008, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

The Company is obligated under capital leases covering equipment that expire at various dates through 2013. The Company also has several noncancelable operating leases that expire at various dates through 2013. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2010 are:

	Capital Leases	Operating Leases
Year Ending December 31:
2011	$32	$1,548
2012	31	1,386
2013	13	968
2014	—	186
2015	—	99

Total minimum lease payments	76	$4,187

Less: Amount representing interest (at interest rate of 8.6%)	(7)

Present vale of net minimum capital lease payments	69
Less: Current installments of obligation under capital leases	(27)

Obligation under capital leases, excluding current installments	$42

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

Rent expense under all operating leases was $1,575, $1,445, and $1,259 for the year ended December 31, 2010, 2009, and 2008, respectively. Rent expense is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

NOTE 10—CREDIT FACILITIES

Credit facilities consist of the following arrangements:

(a) $100,000 Asset Based Credit Facility

On October 21, 2008, the Company entered into a $75,000 asset based credit facility with a financial institution which had an initial expiration date of October 21, 2010. On August 27, 2009, the credit agreement governing this facility was amended to reflect the Company’s ownership of GAG, LLC after the consummation of the Acquisition and which, among other things, revised the definition of “Guarantor” to include the Company. On July 16, 2010, the credit agreement was further amended to increase the amount of credit advances and letter of credit obligations from an aggregate of $75,000 to $100,000 and extend the term of the credit facility to July 16, 2013. In addition, the base rate for the revolving loan amount was amended to the greater of (1) the Wells Fargo prime rate; (2) the LIBOR plus 1.00% and (3) the Federal Funds Effective Rate plus 0.50%. Prior to the amendment, the base rate was the Wells Fargo prime rate. In connection with the amendment, the Company paid a renewal fee of $250. On December 8, 2010, the credit agreement was amended and restated to allow for borrowings by the Company’s wholly owned subsidiary in the United Kingdom. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 3(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The credit facility also provides for success fees in the amount of 5% to 20% of the profits earned on the liquidation contract, if any, as defined in the credit facility. Interest expense totaled $652 (including success fees of $365), $5,784 (including success fees of $5,146), and $492 (including success fees of $182) for the years ended December 31, 2010, 2009 and 2008, respectively. There was no outstanding balance under this credit facility at December 31, 2010 and 2009.

(b) $100,000 Asset Based 2008 Credit Facility

The Company had an asset based credit facility with a financial institution which permitted credit advances and letter of credit obligations up to an aggregate of $100,000. Cash advances and the issuance of letters of credit under the credit facility were made at the lender’s discretion. The credit facility was secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit were issued and the assets that were sold at liquidation related to such contract. Borrowings under the credit facility bore interest at the Wall Street Journal Published Commercial Paper rate plus 3.25% (6.43% at December 31, 2008) and fees for letters of credit issued are 2.25% per annum. The credit facility also provided for success fees in the amount of 5% to 18% of the profits earned on the liquidation contract, if any, as defined in the credit facility. During the year ended December 31, 2008, interest expense totaled $32 and there was no success fees paid under the credit facility in 2009. This credit facility matured on October 23, 2009 and has not been renewed.

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

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

NOTE 11—LONG-TERM DEBT

Long-term debt consists of the following arrangements:

	December 31,
	2010	2009
$60,000 notes payable to each of the Great American Members and the Phantom Equityholders of GAG, LLC issued in connection with the Acquisition dated July 31, 2009	$53,893	$55,617

Total long-term debt	53,893	55,617
Less current portion of long-term debt	1,724	11,123

Long-term debt, net of current portion	$52,169	$44,494

(a) $60,000 Notes Payable

On July 31, 2009, in connection with the Acquisition, the Company issued a note payable to the Contribution Consideration Recipients in the initial principal amount of $60,000. In connection with the closing of the Acquisition, an initial principal payment of $4,383 was made, thereby reducing the principal amount of the note to $55,617. On August 28, 2009, the note was replaced with separate subordinated unsecured promissory notes (collectively, the “Notes”) issued in favor of each of the Contribution Consideration Recipients. Prior to the Amendments described below, all Notes were payable in five equal annual principal payments in the aggregate amount of $11,123 due on the anniversary date of the Notes beginning on July 31, 2010 through July 31, 2014 with interest payable quarterly in arrears beginning October 31, 2009 at 12% per annum. On May 4, 2010, the Company entered into individual amendments (each, an Amendment and collectively, the “Amendments”) to an aggregate of $52,419 of the $55,617 principal amount outstanding of the subordinated unsecured promissory notes, which reduced the interest rate on the amended notes from 12.0% per annum to 3.75% per annum. The interest rate reduction was effective retroactive to February 1, 2010. In addition, the maturity date for $46,996 of the $55,617 principal amount outstanding of the subordinated, unsecured promissory notes was extended to July 31, 2018, subject to annual prepayments based upon the Company’s cash flow subject to certain limitations, as provided in the amendment to the notes payable, including, without limitation, the Company’s maintenance of a minimum adjusted cash balance of $20,000. Each prepayment, if any, is due within 30 days of the filing of the Company’s Annual Report on Form 10-K, beginning with the Form 10-K for the fiscal year ending December 31, 2010. The remaining notes with $8,621 principal amount outstanding continue to be payable in five equal annual principal payments as described above. On October 27, 2010, the Company entered into individual waivers for an aggregate of $51,334 of the $53,893 principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, whereby the noteholders agreed to permit the Company to defer payment of interest payments due on each of October 31, 2010, January 31, 2011, and April 30, 2011 until July 31, 2011. Interest expense was $2,692 and $2,775 for the years ended December 31, 2010 and 2009, respectively. In accordance with the Amendments to the notes payable, the current portion of the amended notes payable in the amount of $1,724 and the long-term portion of the amended notes payable in the amount of $52,169 has been recorded in the accompanying consolidated balance sheet as of December 31, 2010.

(b) $6,707 Note Payable

On July 1, 2005, the Company entered into a secured promissory note in the principal amount of $6,707 payable to the seller of Garcel, Inc (see Note 8). The note payable required interest only monthly payments at Well Fargo Bank’s prime rate. Pursuant to the terms of the Purchase Agreement, the balance of the note payable was paid in full in connection with the consummation of the Acquisition. Interest expense was $67 and $207, for the years ended December 31, 2009 and 2008, respectively.

(c) $1,500 Non-Interest Bearing Note Payable

On September 30, 2007, the Company purchased from one of the members of GAAV such member’s mandatorily redeemable noncontrolling interest in GAAV (6.9%) in exchange for a non-interest bearing note payable in the amount of $1,500 with imputed interest of $55 at 5.0% (see Note 8). The note payable required annual payments of $500 in 2007, $700 in 2008, and was paid in full with the final payment of $300 in 2009. Amortization of the discount on the note payable was $9 and $32 for the years ended December 31, 2009 and 2008, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

NOTE 12—NOTE PAYABLE

On May 29, 2008, GAGEE entered into a credit agreement with Garrison Special Opportunities Fund LP, Gage Investment Group LLC (collectively, the “Lenders”) to finance the purchase of certain machinery and equipment to be sold at auction or liquidation. The principal amount of the loan was $12,000 and borrowings bore interest at a rate of 20% per annum. The loan is collateralized by the machinery and equipment which were purchased with the proceeds from the loan. GAGEE was required to make principal and interest payments from proceeds from the sale of the machinery and equipment. GAGEE is a special purpose entity created to purchase the machinery and equipment, whose assets consist only of the machinery and equipment in question and whose liabilities are limited to the Lenders’ note and certain operational expenses related to this transaction. GAG, LLC guaranteed GAGEE’s liabilities to the Lenders up to a maximum of $1,200. The original maturity date of the loan was May 29, 2009; however, GAGEE exercised its right to extend the maturity date for 120 days until September 26, 2009. A fee of $180 was paid in connection with the extension. On September 26, 2009, the note payable became due and payable.

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

On December 31, 2009, GAGEE entered into an amendment to credit agreement (the “First Amendment To Credit Agreement”) dated as of December 18, 2009 with Garrison Special Opportunities Fund LP and the Administrative Agent, whereby the Lender agreed to forebear from exercising any of the remedies available to them under the Forebearance Agreement and the related Security Agreement and to extend the maturity date of the Forebearance Agreement until November 18, 2010, unless a forbearance default occurs, as specified in the Amended Credit Agreement. Pursuant to the terms of the First Amendment To Credit Agreement and Second Amendment To Credit Agreement (collectively, the Amended Credit Agreement”), the interest rate was reduced from 20% to 0% and the Lender agreed to reimburse GAGEE for certain expenses from proceeds of the sale assets that collateralize the Amended Credit Agreement. The Forbearance Agreement expired on November 18, 2010. The Company and GAGEE are currently in negotiations with the Lenders to extend the terms of the credit agreement. GAGEE has no assets other than those collateralizing the loan. GAG, LLC has satisfied its obligation to pay the $1,200 guarantee and the credit agreement does not provide for other recourse against GAG, LLC. In the event the Company, GAG, LLC, GAGEE and the Lenders do not reach an agreement to extend the term of the credit agreement, the Lender may foreclose on the assets that collateralize the loan. Management believes the Company and GAG, LLC have satisfied all of their obligations under the credit agreement and if the lender were to foreclose on the machinery and equipment the impact on the consolidated financial statements and results of operations would not be material as total assets would decrease by $11,674 due to the lender taking title to goods held for sale or auction which is comprised of machinery and equipment with a carrying value of $9,705 and leased equipment with a carrying value of $1,969, and total liabilities would be reduced by $12,014 from the note payable that collateralized the machinery and equipment. At December 31, 2010, 2009 and 2008, the aggregate principal balance of the note payable was $12,014, $11,705 and $10,984, respectively. Interest expense in connection with this note payable was $309, $2,070 and $1,379 for the years ended December 31, 2010, 2009 and 2008, respectively. The interest rate on the note was 20.0% from the inception of the credit agreement through December 18, 2009 and 22.0%, which represents the note rate of 20.0% plus the default interest rate of 2.0%, from the expiration of the forbearance agreement on November 18, 2010 through December 31, 2010.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

NOTE 13—COMMITMENTS AND CONTINGENCIES

(a) Letters of Credit

There were no letters of credit outstanding at December 31, 2010 and 2009.

(b) Legal Matters

The Company is subject to certain legal and other claims that arise in the ordinary course of its business. The Company does not believe that the results of these claims are likely to have a material effect on its consolidated financial position or results of operations.

NOTE 14—INCOME TAXES

Prior to the Acquisition on July 31, 2009, the Company’s results of operations were taxed as a limited liability company, whereby the Company elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying consolidated financial statements for periods prior to July 31, 2009. As a result of the Acquisition, beginning on July 31, 2009, the Company’s results of operations are taxed as a C Corporation. The Company’s benefit for income taxes consists of the following for the year ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
Current:
Federal	$(6)	$—
State	(10)	(1)

Total current provision	(16)	(1)
Deferred:
Federal	4,251	3,760
State	871	918
Change in tax status to C corporation	—	6,987

Total deferred	5,122	11,665

Total benefit for income taxes	$5,106	$11,664

A reconciliation of the federal statutory rate of 34% for 2009 to the effective tax rate for income from continuing operations before income taxes is as follows for the year ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010		2009
Benefit for income taxes at federal statutory rate	(34.0	) %	(34.0	) %
State income taxes, net of federal benefit	(4.8)		(5.4)
Effect of change in tax status to C corporation	—		(175.8)
Tax differental on vesting of restricted stock	5.6		—
Other	1.6		0.6

Effective income tax rate	(31.6	) %	(214.6	) %

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

Deferred income tax assets (liabilities) consisted of the following as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Deferred tax assets:
Allowance for doubtful accounts	$—	$7
Goods held for sale or auction	1,065	583
Deductible goodwill	626	695
Accrued liabilities	697	213
Mandatorily redeemable noncontrolling interests	732	667
Note payable to Phantom Equityholders	2,501	3,246
Share based payments	934	1,280
Other	51	—
Net operating loss carryforward	10,229	5,075

Total gross deferred tax assets	16,835	11,766

Deferred tax liabilities:
Other intangible assets	—	(53)

Total gross deferred tax liabilities	—	(53)

Net deferred tax assets	$16,835	$11,713

As of December 31, 2010, the Company had federal net operating loss carryforwards of $25,041 and state net operating loss carryforwards of $20,156. The Company’s federal net operating loss carryforwards will expire in the tax year ending December 31, 2030 and the state net operating loss carryforwards will expire in 2031.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. As of December 31, 2010, the Company believes that it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance.

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

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar year ended December 31, 2010 and 2009. For periods prior to the Acquisition, the Company operated as a limited liability company which was taxed as a partnership. The Company and its subsidiaries’ state tax returns are also open to audit under similar statutes of limitations for the same tax years. The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had no such accrued interest or penalties included in the accrued liabilities associated with unrecognized tax benefits as of the date of adoption.

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

Basic and diluted earnings (loss) per share from continuing operations were calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009	2008
Income (loss) from continuing operations	$(11,038)	$17,098	$2,332

Weighted average shares outstanding:
Basic	28,075,758	17,786,686	10,560,000
Effect of dilutive potential common shares:
Restricted stock units and non-vested shares	—	144,030	—
Contingently issuable shares	—	733,333	—

Diluted	28,075,758	18,664,049	10,560,000

Basic earnings (loss) per share	$(0.39)	$0.96	$0.22
Diluted earnings (loss) per share	$(0.39)	$0.92	$0.22

Weighted average basic shares outstanding exclude 2,320,000 shares outstanding during the period from the Acquisition through December 31, 2010. Of the 2,320,000 shares outstanding, 1,000,000 shares are held in escrow and subject to cancellation if the Adjusted EBITDA targets are not achieved as more fully described in note 2 and 1,320,000 shares are held in escrow and subject to cancellation in the event there are any Escrow Claims as more fully described in note 2.

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

The Company evaluated the classification of all of its limited liability company members’ ownership interests in accordance with the accounting guidance for financial instruments with characteristics of liabilities and equity. This guidance generally provides for the classification of members’ ownership interests that are subject to mandatory redemption obligations to be classified outside of equity. In accordance with this guidance, all members with a minority ownership interest in these subsidiaries are classified as liabilities and included in mandatorily redeemable noncontrolling interests in the accompanying consolidated balance sheet. Members of these subsidiaries with a minority ownership interest issued before November 5, 2003 are stated on a historical cost basis and members of the Company’s subsidiaries with a minority ownership interests issued on or after November 5, 2003 are stated at fair value at each balance sheet date. The Company deems such repurchase obligations, which are payable to members who are also employees of these subsidiaries, to be a compensatory benefit. Accordingly, the changes in the historical cost basis and the changes in the fair value of the respective members’ ownership interests (noncontrolling interests) are recorded as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations. The noncontrolling interests share of net income was $1,805, $1,608, and $603 for the years ended December 31, 2010, 2009 and 2008, respectively. The decrease in fair value of $205 for the year ended December 31, 2010 is recorded as a reduction of selling, general and administrative expenses in the accompanying consolidated statements of operations. There was no change in fair value for the year ended December 31, 2009 and 2008.

NOTE 17—SHARE BASED PAYMENTS

(a) Grant of Membership Interests in Limited Liability Company Subsidiaries

The limited liability company operating agreement of GAAV was amended on January 1, 2008 to admit two additional members. Both such members were granted a 3% interest in the members’ equity of GAAV. The aggregate value of the grant of the membership interests totaled $1,440. The membership interests vest one-third on January 1, 2008, the date of grant, and one-third on January 1, 2010 and the remaining one-third on January 1, 2011. The membership interests were issued as employee share based payment awards that are being recognized over the requisite service periods. Share based compensation of $160, $400 and $880 for the year ended December 31, 2010, 2009 and 2008, respectively, is included in selling, general and administrative expense in the accompanying consolidated statement of operations. At December 31, 2010, there was no unrecognized compensation expense related to these grants.

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

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

(b) Restricted Stock Awards

In connection with the Acquisition, the Company granted 1,440,000 shares of non-vested common stock to the Phantom Equityholders. These shares are issuable in accordance with the following vesting schedule: 50% on January 31, 2010, 25% on July 31, 2010 and the remaining 25% on January 31, 2011. Share based compensation for the non-vested stock awards of $3,845 and $2,958 for the year ended December 31, 2010 and 2009, respectively, is included in selling, general and administrative expense in the accompanying consolidated statement of operations. The corresponding income tax benefit recognized in the consolidated statement of operations was $1,498 and $1,165 for the year ended December 31, 2010 and 2009, respectively. Of the 1,080,000 shares of common stock that vested in accordance with the vesting schedule, 536,558 shares of common stock of the Company were issued to the Phantom Equityholders, 435,442 shares were forfeited by the Phantom Equityholders to pay for employment withholding taxes, and the remaining 108,000 shares are being held in reserve in the event there are escrow claims in connection with the Acquisition.

At December 31, 2010, there was $296 of unrecognized share based compensation expense related to these non-vested shares, which will be recognized over the remaining vesting period of 0.1 years. The Company’s non-vested stock activity for the year ended December 31, 2009 and 2010 is summarized in the following table:

	Shares	Weighted Average Fair Value Per Share
Outstanding at December 31, 2008	—	$—
Granted	1,440,000	4.93
Vested	—	—
Foreited/Cancelled	—	—

Outstanding at December 31, 2009	1,440,000	4.93
Granted	—	—
Vested	(1,080,000)	4.93
Foreited/Cancelled	—	—

Outstanding at December 31, 2010	360,000	$4.93

(c) Restricted Stock Unit Activity

On July 15, 2010 and August 25, 2009, each of the non-employee directors then serving on the Company’s Board of Directors were awarded 40,000 and 10,142 restricted stock units with a grant date fair value of $1.25 and $4.93, respectively, in connection with their annual grant. In addition, on August 25, 2009, each of the non-employee directors then serving on the Company’s Board of Directors were awarded an initial grant of 8,113 restricted stock units with a grant date fair value of $4.93 per share. Such restricted stock units are subject to a one-year vesting period that commenced on July 31, 2009 for the restricted stock units granted in 2009 and July 15, 2010 for the restricted stock units granted in 2010. The total number of restricted stock units granted in 2010 and 2009 was 200,000 and 91,275 for a total value of $250, and $450. The restricted stock units granted in 2009 were 100% vested at December 31, 2010. Share based compensation for the restricted stock units was $415 and $150 for the years ended December 31, 2010 and 2009, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statement of operations.

At December 31, 2010, there were 200,000 non-vested restricted stock units and $135 of unrecognized share based compensation expense related to these restricted stock units, which will be recognized over the remaining vesting period of 0.6 years.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

(d) Great American Group, Inc. Amended and Restated 2009 Stock Incentive Plan

In connection with the consummation of the Acquisition, the Company assumed the AAMAC 2009 Stock Incentive Plan which was approved by the AAMAC stockholders on July 31, 2009 (as assumed, the “Incentive Plan”). In accordance with Section 13(a) of the Incentive Plan, in connection with the Company’s assumption of the Incentive Plan, the Board of Directors adjusted the maximum number of shares that may be delivered under the Incentive Plan to 15,644,000 to account for the two-for-one exchange ratio of Company common stock for AAMAC common stock in the Acquisition. On August 19, 2009, the Board of Directors approved an amendment and restatement of the Incentive Plan which adjusted the number of shares of stock the Company reserved for issuance thereunder to 7,822,000. As of December 31, 2010, there were no shares issued under the Incentive Plan.

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

The Company recognized a liability and a charge to equity (deferred compensation) of $3,197 at July 16, 2007, for the guaranteed payments due to the officers. Compensation expense, which is recognized over the then remaining three year term of the employment agreements, totaled $621 and $1,066 during the years ended December 31, 2009 and 2008, respectively. These amounts have been recorded in selling, general and administrative expenses in the accompanying consolidated statement of operations. The remaining balance of the liability for the employment agreements was included in accrued compensation plans and a charge to equity (deferred compensation) in the accompanying consolidated balance sheet in the amount of $1,643 as of December 31, 2008. In connection with the Acquisition, these employment agreements were terminated and the officers entered into new employment agreements with the Company (see Note 18(d)). Accordingly, the liability of $1,022 as of July 31, 2009 was discharged and reflected in the accompanying consolidated financial statements of the Company as a decrease to accrued compensation plans and an increase in shareholders’ equity - deferred compensation arrangements.

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

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

No additional awards have been granted since the inception of the Plan and 1,000 units of the initial grant have been forfeited, 500 of which were forfeited during the year ended December 31, 2008. At December 31, 2008, a total of 6,400 units were outstanding under the Plan. As the awards vested upon grant, the Company recognized a liability based upon the number of units outstanding and the increase in book value from the grant date. Compensation expense (benefit) in connection with the deferred compensation plan was $4,005 and $401 during the years ended December 31, 2009 and 2008, respectively. These compensation charges are included in selling, general and administrative expenses in the accompanying consolidated statement of operations. The Plan participants (the Phantom Equityholders) entered into amendment and release agreements in connection with the consummation of the Acquisition, pursuant to which each participants received payment in the form of a note payable. The initial aggregate principal amount of the notes payable was $9,300.

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

(d) Employment Agreements

In connection with the consummation of the Acquisition, the Company entered into separate employment agreements with the Chief Executive Officer, the Vice Chairman and President, the Chief Financial Officer, and the Executive Vice President of Retail Services. The employment agreements have no defined term of employment and either party to each employment agreement may terminate the employment relationship at any time. Each employment agreement provides for a base salary and annual bonuses set by the Compensation Committee of the Company’s Board of Directors, an annual increase in base salaries of no less than 5% and a monthly automobile allowance. Each employment agreement provides for the payment of severance ranging from 12 to 24 months following the date of termination, as defined therein. In September 2010, the Chief Executive Officer, the Vice Chairman and President, the Chief Financial Officer, and the Executive Vice President of Retail Services agreed to a reduction in their respective base salaries that ranged from 10% to 40%.

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

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

On January 4, 2010, the Company loaned $2,706 to GAHA Fund I, a wholly-owned subsidiary of GARE. GAHA Fund I was created to purchase land and a commercial building that is planned to be sold by GARE. The note receivable is collateralized by the land and commercial building which was purchased with the proceeds from the loan. The note receivable bears interest at a rate of 10% per annum. The principal balance on the note and all unpaid interest was received in January 2011. Interest income was $268 for the year ended December 31, 2010 and is included in interest income in the accompanying consolidated statement of operations. At December 31, 2010, the note receivable in the amount of $2,706 is included in note receivable – related party in the accompanying consolidated balance sheet and accrued interest receivable in the amount of $268 is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet.

On July 8, 2010, the Company loaned $3,224 to GARE for the purposes of investing in GAHA Fund II, LLC, a newly formed joint venture which is 50% owned by GARE. GAHA Fund II, LLC is a special purpose entity created to purchase non-performing distressed real estate loans at a discount to par from a financial institution and market the loans and real estate to third parties. The note receivable bears interest at a rate of 15% per annum and all unpaid principal and interest is due on July 8, 2011. Interest income was $233 for the year ended December 31, 2010 and is included in interest income in the accompanying consolidated statement of operations. At December 31, 2010, the note receivable in the amount of $3,224 and accrued interest receivable in the amount of $233 is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

In accordance with the accounting guidance for consolidation of variable interest entities, the Company has determined that the subordinated financing arrangements in the form of notes receivable described above with GARE changes the status of the entities to VIE. The Company, in determining whether or not it is the primary beneficiary of GARE, considered the voting interests of the members of GARE and each members ability to direct the activities of GARE. The Company determined it is not the primary beneficiary of the VIE since decisions to direct the operations of GARE are done jointly by the members of GARE and the Company does not have a disproportionate voting interest which allows it to exercise any rights or powers that would enable the Company to direct the activities of GARE that most significantly impact GARE’s economic performance. The accompanying consolidated financial statements do not consolidate GARE. The income (loss) from GARE is accounted for under the equity method of accounting and is included in other income (loss) a loss in the amount $1,641, $861 and $17 in the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, the maximum amount of loss exposure related to these VIE’s is equal to the carrying value of the respective notes receivable – related party and accrued interest receivable described above.

NOTE 20—BUSINESS SEGMENTS

The Company’s operating segments, as defined by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally.

The Company’s chief operating decision maker is a committee comprised of the Chief Executive Officer, Vice Chairman and President, and Chief Financial Officer. The Company has several operating subsidiaries through which it delivers specific services. The Company provides auction, liquidation, capital advisory, and other services to stressed or distressed companies in a variety of diverse industries that have included apparel, furniture, jewelry, real estate, and industrial machinery. The Company also provides appraisal and valuation services for retail and manufacturing companies. The Company’s business is classified by management into two reportable segments: Auction and Liquidation, and Valuation and Appraisal. These reportable segments are two distinct businesses, each with a different customer base, marketing strategy and management structure. The Valuation and Appraisal reportable segment is an aggregation of the Company’s valuation and appraisal operating segments, which are primarily organized based on the nature of services and legal structure.

Additionally, the Valuation and Appraisal operating segments are aggregated into one reportable segment as they have similar economic characteristics and are expected to have similar long-term financial performance.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Year Ended December 31,
	2010	2009	2008
Auction and Liquidation reportable segment:
Revenues - Services and fees	$15,902	$49,005	$31,676
Revenues - Sale of goods	5,119	12,611	4,673

Total revenues	21,021	61,616	36,349
Direct cost of services	(5,977)	(7,839)	(12,872)
Cost of goods sold	(6,674)	(12,669)	(4,736)
Selling, general, and administrative expenses	(7,980)	(6,619)	(4,217)
Depreciation and amortization	(123)	(72)	(33)

Segment income	267	34,417	14,491

Valuation and Appraisal reportable segment:
Revenues	21,124	21,805	16,820
Direct cost of revenues	(9,440)	(9,652)	(7,723)
Selling, general, and administrative expenses	(7,647)	(7,851)	(7,310)
Depreciation and amortization	(164)	(166)	(101)

Segment income	3,873	4,136	1,686

Consolidated operating income from reportable segments	4,140	38,553	16,177
Corporate and other expenses	(15,499)	(21,035)	(10,035)
Interest income	522	32	158
Other income (expense)	(1,640)	(843)	95
Interest expense	(3,667)	(11,273)	(4,063)

Income (loss) from continuing operations before benefit for income taxes	(16,144)	5,434	2,332
Benefit for income taxes	5,106	11,664	—

Income (loss) from continuing operations	(11,038)	17,098	2,332
Loss from discontinued operations	—	(142)	(2,069)

Net income (loss)	$(11,038)	$16,956	$263

Capital expenditures:
Auction and Liquidation segment	$557	$509	$347
Valuation and Appraisal segment	35	319	250

Total	$592	$828	$597

	As of December 31,
	2010	2009
Total assets:
Auction and Liquidation segment	$66,846	$73,516
Valuation and Appraisal segment	5,428	5,157

Total	$72,274	$78,673

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

NOTE 21—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Total revenues	$12,067	$5,215	$13,858	$11,005
Operating income (loss)	(3,197)	(9,743)	2,427	(846)
Income (loss) from continuing operations before income taxes	(4,552)	(10,870)	1,335	(2,057)
Benefit for income taxes	1,572	4,263	(880)	151

Income (loss) from continuing operations	(2,980)	(6,607)	455	(1,906)
Loss from discontinued operations, net of tax	—	—	—	—

Net income (loss)	$(2,980)	$(6,607)	$455	$(1,906)

Earnings (loss) per share:
Basic	$(0.11)	$(0.24)	$0.02	$(0.07)

Diluted	$(0.11)	$(0.24)	$0.02	$(0.07)

Weighted average shares outstanding:
Basic	27,899,963	27,998,705	28,160,667	28,239,036
Diluted	27,899,963	27,998,705	29,129,099	28,239,036

	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Total revenues	$41,888	$15,040	$15,036	$11,457
Operating income (loss)	20,694	3,946	(853)	(6,269)
Income (loss) from continuing operations before income taxes	14,786	2,679	(3,510)	(8,521)
Benefit for income taxes	—	—	7,610	4,054

Income (loss) from continuing operations	14,786	2,679	4,100	(4,467)
Loss from discontinued operations, net of tax	—	—	(67)	(75)

Net income (loss)	$14,786	$2,679	$4,033	$(4,542)

Earnings (loss) per share:
Basic	$1.40	$0.25	$0.18	$(0.16)

Diluted	$1.40	$0.25	$0.17	$(0.16)

Weighted average shares outstanding:
Basic	10,560,000	10,560,000	22,088,614	27,702,478
Diluted	10,560,000	10,560,000	23,472,774	27,702,478