Form 10-K/A
period 2010-12-31
Great American Group, Inc.
filed 2011-05-02
CIK 1464790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-54010

GREAT AMERICAN GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-0223495
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

21860 Burbank Boulevard, Suite 300 South Woodland Hills, CA	91367
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes:  ☐    No   ☒

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

The number of shares outstanding of the registrant’s Common Stock as of April 25, 2011 was 30,741,794.

EXPLANATORY NOTE

The undersigned registrant hereby amends in its entirety Part III of its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as set forth in the pages attached hereto. This Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K and, other than the amendment described above, does not modify or update the disclosures in the original Annual Report on Form 10-K in any way.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We have a classified board of directors (the “Board”) consisting of two Class I directors (Bryant R. Riley and Mark D. Klein), three Class II directors (Hugh J. Hilton, Michael J. Levitt and Harvey M. Yellen), and two Class III directors (Andrew Gumaer and Matthew J. Hart). Our Class II and Class III directors will serve until the annual meetings of stockholders to be held in 2011 and 2012, respectively, and our Class I directors will serve until the annual meetings of stockholders to be held in 2013 or until their respective successors are duly elected and qualified. The following table provides the name, age and position(s) of each of our directors as of April 30, 2011:

Name	Age	Committees
Class I Directors
Bryant R. Riley	44	None.
Mark D. Klein	48	Compensation Committee, Corporate Governance Committee

Class II Directors
Hugh G. Hilton	59	Audit Committee, Compensation Committee*, Corporate Governance Committee
Michael J. Levitt	52	None.
Harvey M. Yellen	64	None.

Class III Directors
Andrew Gumaer	50	None.
Matthew J. Hart	59	Audit Committee*, Compensation Committee, Corporate Governance Committee*

*	Chairman of the respective committee.

Bryant R. Riley has served as a director since August 2009. Mr. Riley has served as the Chairman and Chief Executive Officer of B. Riley & Co., LLC, a stock brokerage firm, since founding the firm in 1997. Mr. Riley also has served as the Chairman and Chief Executive Officer of Riley Investment Management, LLC, an investment management company, since founding the company in 2000. Mr. Riley serves on the boards of directors of Alliance Semiconductor Corp., DDI Corp., Strasbaugh and Trans World Entertainment Corp. He also serves on the board of directors for several private companies. Mr. Riley also previously served on the board of directors of Aldila, Inc. from 2003 to February 2010, Celeritek, Inc. from 2003 to 2007, Integrated Silicon Solutions, Inc. from 2006 to 2008, Mossimo, Inc. from 2005 to 2006, Silicon Storage Technology, Inc. from 2008 to 2009 and Transmeta Corporation from 2008 to 2009. From 1996 to 1997, Mr. Riley was an equity salesman with Dabney/Resnick Inc., a stock brokerage firm. From 1995 to 1996, Mr. Riley managed the institutional equity department of Gaines, Berland Inc., a stock brokerage firm. From 1993 to 1995, Mr. Riley co-managed the equity department of Dabney/Resnick Inc. In 1991, Mr. Riley co-founded Huberman Riley, a brokerage firm based in Dallas, Texas, and served as its President until 1993. From 1989 to 1991, Mr. Riley served in various positions with LH Friend, Weinress & Frankson, an Irvine, California based stock brokerage firm. Mr. Riley received his B.S. in Finance from Lehigh University. Mr. Riley’s experience and expertise in the investment banking industry provides our Board with valuable insight into the capital markets. Mr. Riley’s extensive experience serving on other public company boards is an important resource for our Board.

Mark D. Klein has served as a director of Great American Group since July 2009. Since January of 2011, Mr. Klein has been a director of NeXt BDC Capital Corp. Since April 2010, Mr. Klein has been Chief Executive Officer and President of 57th Street General Acquisition Corp., a special purpose acquisition company, and a director since its inception. Also in April 2010, Mr. Klein became a managing member and majority partner of M. Klein & Company, LLC, which owns the Klein Group, LLC, a registered broker dealer. Mr. Klein also maintains registration with the Klein Group, LLC as a registered representative and principal. Between March 2007 and July 2009, Mr. Klein was the Chief Executive Officer, President and a director of Alternative Asset Management Corporation (“AAMAC”), a special purpose acquisition company he helped form in 2007 and which completed a merger with Great American Group LLC in July 2009. Mr. Klein is also a registered representative at Ladenburg Thalmann & Co. Inc., a Portfolio Manager of the LTAM Titan Fund, a fund of funds hedge fund and was one of the Principals of Aldebaran Investments, LLC, a private fund which invested in special purpose acquisition companies. From April 2007 until August 2008, Mr. Klein was the Chief Executive Officer of Hanover Group US LLC, an indirect US subsidiary of the Hanover Group. Prior to joining Hanover in 2007, Mr. Klein was Chairman of Ladenburg Thalmann & Co. Inc., a leading underwriter of blank check companies, which is engaged in retail and institutional securities brokerage, investment banking and asset management services. From March 2005 to September 2006, he was Chief Executive Officer and President of Ladenburg Thalmann Financial Services, Inc., the parent of Ladenburg Thalmann & Co. Inc., and Chief Executive Officer of Ladenburg Thalmann Asset Management Inc., a subsidiary of Ladenburg Financial Services, Inc. Prior to joining Ladenburg Thalmann, from June 2000 to March 2005, Mr. Klein served as the Chief Executive Officer and President of NBGI Asset Management, Inc. and NBGI Securities, which were the US subsidiaries of the National Bank of Greece, the largest financial institution in Greece. Prior to joining NBGI, Mr. Klein was President and founder of Newbrook Capital management, founder and managing member of Independence Holdings Partners, LLC, a private equity fund-of-funds company, and founder and general partner of Intrinsic Edge Partners, a long/short equity hedge fund. Prior to the formation of Newbrook Capital Management and Independence Holdings Partners, LLC, Mr. Klein was a Senior Portfolio Manager for PaineWebber and Smith Barney Shearson. Mr. Klein is a graduate of J.L. Kellogg Graduate School of Management at Northwestern University, with a Masters of Management Degree and also received a Bachelors of Business Administration Degree with high distinction from Emory University. Mr. Klein’s experience and expertise in the financial services industry and as a member of other public company boards provides an important resource for our Board.

Hugh G. Hilton has served as a director since July 2009. Mr. Hilton has served as a Managing Director and National Practice Leader of Alvarez & Marsal Real Estate Group since March 2009 and co-founder and Chief Executive Officer of A&M Capital RE, an operating and principal investment arm for distressed real estate, since March 2009. Mr. Hilton has also served as Chief Executive Officer of Grand Sierra Resort, gaming resort property in Northern Nevada, beginning October 2008, prior to which he served as Chief Restructuring Officer beginning in August 2007. Since 2003, Mr. Hilton has also served as the Chief Executive Officer of Prandium, Inc., a California-based restaurant chain. Mr. Hilton’s prior business experience includes serving as a Vice President of BankAmerica Investment Real Estate, as President First Interstate Bancorp’s real estate fund advisory arm and President of HVK, Inc. Mr. Hilton holds a Bachelor of Science in business administration and a Master of Business Administration from the University of Michigan as well as a Juris Doctor from the University of Colorado. Mr. Hilton is a member of the American Bankruptcy Institute and the Colorado Bar Association. Mr. Hilton’s financial experience and expertise in the real estate industry is particularly relevant to the Board as we expand our current service offerings. He provides the Board with important insight into the real estate marketplace.

Michael J. Levitt has served as a director since July 2009. In 2001, Mr. Levitt founded Stone Tower Capital LLC (“STC”), an investment firm focused on credit assets, and currently serves as its Chairman and Chief Executive Officer. Mr. Levitt has been a member of the advisory board of 57th Street Acquisition Corp. since April 2010 and previously served as its Chairman of the Board of Directors from October 2009 to April 2010. From March 2007 to July 2009, Mr. Levitt served as the Chairman of the Board of AAMAC. Mr. Levitt has spent his entire 25-year career managing or advising non-investment grade businesses and investing in non-investment grade assets. Previously, Mr. Levitt served as the managing partner of the New York office of Hicks, Muse, Tate & Furst Incorporated. Prior thereto, Mr. Levitt served as the co-head of the investment banking division of Smith Barney Inc. Mr. Levitt has a B.B.A. from the University of Michigan and a J.D. from the University of Michigan Law School. Mr. Levitt’s experience and expertise in the investment banking industry and understanding of credit and credit related assets provides our Board with valuable insight into the markets in which we operate.

Matthew J. Hart has served as a director since July 2009. Mr. Hart was President and Chief Operating Officer of Hilton Hotels Corporation, referred to herein as Hilton, from May 2004 until the buyout of Hilton by the Blackstone Group in October 2007. Mr. Hart also served as Executive Vice President and Chief Financial Officer of Hilton from 1996 to 2004. Prior to joining Hilton in 1996, Mr. Hart was Senior Vice President and Treasurer of The Walt Disney Company and was Executive Vice President and Chief Financial Officer for Host Marriot Corp. Mr. Hart received his Bachelor of Arts in Economics and Sociology from Vanderbilt University in 1974 and earned a Master of Business Administration in Finance and Marketing from Columbia University in 1976. Mr. Hart currently serves on the board of directors of US Airways Group, Air Lease Corporation, and is Chairman of Heal the Bay, a non-profit organization. Mr. Hart formerly served on the board of directors of Kilroy Realty Corp. from 1997 to 2007 and American West Holdings Corp. from 2005 to 2006. Mr. Hart’s extensive experience and expertise with public companies is well suited for his role as the designated financial expert and chairman of our Audit Committee. He also brings extensive experience serving on other public company boards which provide important resources in his service on our Board.

Harvey M. Yellen has served as our Vice Chairman and President since July 2009 and as our Chief Operating Officer since September 2010. Prior to July 2009, Mr. Yellen was a co-founder of GAG, LLC, had served as GAG, LLC’s Chairman since June 2007 and previously served as GAG, LLC’s President from June 2006 to June 2007 and the President of The Pride Capital Group, LLC, predecessor in interest to GAG, LLC, from 2002 to May 2006. Mr. Yellen was also the Executive Vice President of Garcel, Inc. from 1994 to 2002. Prior to beginning his services at Garcel, Inc., Mr. Yellen held senior management positions at various retail companies, including: Allied Department Stores, Sieferts/Spurgeons and Fashion Crossroads. Mr. Yellen received his Bachelor of Science in Business from Louisiana State University in 1968. Mr. Yellen’s in depth knowledge of our business and operations, his experience in the retail industry, positions him well to serve as our Vice Chairman and President.

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

Name	Position	Age
Harvey M. Yellen	Vice Chairman, President and Chief Operating Officer	64
Andrew Gumaer	Chief Executive Officer	50
Paul S. Erickson	Executive Vice President, Chief Financial Officer	49
Scott K. Carpenter	Executive Vice President, Retail Services	55
Lester M. Freidman	Managing Director, Great American Group Advisory and Valuation	51
	Services, LLC
Mark Weitz	President, Wholesale and Industrial Services	51
Mark Naughton	Senior Vice President and General Counsel	48
Howard E. Weitzman	Senior Vice President, Chief Accounting Officer	49

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

Lester M. Friedman has served as the Managing Director of Great American Advisory and Valuation Services, LLC since April 2009 and previously served as the Chief Executive Officer of Great American Advisory and Valuation Services, LLC from 2002 to April 2009 and as the Chief Operating Officer from 2000 to 2002. Prior to assuming his current responsibilities, Mr. Friedman was the Chief Operating Officer of the Garcel, Inc. Appraisal Division from 1996 to 2000 and the Chief Financial Officer of Garcel, Inc. from 1994 to 1996. Mr. Friedman was also the Controller and Director of Inventory Appraisal and Valuations for Gordon Brothers Partners. Mr. Friedman received his Bachelor of Business Studies in Accounting from the University of Massachusetts – Amherst in 1982 and was a Certified Public Accountant licensed in Massachusetts from 1982 to 1990 while he worked for Laventhol Horwath.

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

Audit Committee

Our Audit Committee is composed of Messrs. Matthew J. Hart (Chairperson) and Hugh G. Hilton. Our Board has affirmatively determined that each member of the Audit Committee is independent under Nasdaq Marketplace Rule 5605(a)(2), and meets all other qualifications under Nasdaq Marketplace Rule 5605(e) and the applicable rules of the Securities and Exchange Commission. Our Board has also affirmatively determined that Matthew J. Hart qualifies as an “audit committee financial expert” as such term is defined in Regulation S-K under the Securities Act of 1933. During 2010, the Audit Committee held four meetings.

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

Compensation Committee

Our Compensation Committee is composed of Messrs. Hugh G. Hilton (Chairperson), Matthew J. Hart and Mark D. Klein. Our Board has affirmatively determined that each member of the Compensation Committee is independent as such term is defined under Nasdaq Marketplace Rule 5605(a)(2). During 2010, the Compensation Committee met one time. Our Board has adopted a charter for the Compensation Committee which is available for review on our website at www.greatamerican.com/governance.cfm. The Compensation Committee reviews and makes recommendations to our Board concerning the compensation and benefits of our executive officers, including the Chief Executive Officer, and directors, oversees the administration of our stock option and employee benefits plans, and reviews general policy relating to compensation and benefits.

Corporate Governance Committee

Our Corporate Governance Committee is composed of Messrs. Matthew J. Hart (Chairperson), Hugh G. Hilton and Mark D. Klein. The Corporate Governance Committee evaluates and recommends to the Board nominees for each election of directors. The Corporate Governance Committee met one time in 2010. Our Board has adopted a charter for the Corporate Governance Committee and a copy of that charter is available for review on our website at www.greatamerican.com/governance.cfm. The responsibilities of the Corporate Governance Committee include making recommendations to the Board with respect to the nominations or elections of directors and providing oversight of our corporate governance policies and practices.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person.

Based solely on our review of such forms furnished to us and written representations from such reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were met in a timely manner.

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

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to us by our named executive officers during fiscal 2010 and the period from July 31, 2009, the date of the Acquisition, through December 31, 2009.

Name and Principal Position (1)	Year ($)	Salary ($)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($) (3)	All Other Compensation ($) (4)	Total Compensation ($)
Harvey M. Yellen	2010	535,385	—	—	—	—	—	28,760	564,145
Vice Chairman, President and Chief Operating Officer	2009	253,846	—	—	—	—	—	14,257	268,103
Andrew Gumaer	2010	535,385	—	—	—	—	—	28,021	563,406
Chief Executive Officer	2009	253,846	—	—	—	—	—	16,090	269,936
Paul S. Erickson	2010	312,692	—	—	—	—	10,471	18,337	341,500
Executive Vice President, Chief Financial Officer	2009	117,500	—	1,335,014	—	265,000	57,628	12,090	1,787,232

(1)

The table above summarizes the total compensation earned by each of our named executive officers for the fiscal year ended December 31, 2010 and the period from July 31, 2009 (the date of the Acquisition) to December 31, 2009.

(2)

The amounts listed in this column reflects the fair value of certain contractual rights to receive restricted stock in accordance with the Acquisition and the individual Amendment Agreement and Releases entered into with such executive on July 31, 2009. The grant date fair value of the restricted stock was $4.93 per share (the closing price of AAMAC’s common stock on July 31, 2009 adjusted for the 2 for 1 exchange ratio in accordance with the Acquisition Agreement). The fair value was determined in accordance with Financial Accounting Standards Codification Topic 718, Share-Based Payments, or FASB ASC 718. The actual number of shares received by each individual may vary based on provisions of the agreements that provide that participants relative percentage of the total closing stock consideration may increase if other eligible participants terminate their employment prior to the vesting of their right to receive the shares of common stock. In addition, each of Messrs. Erickson, Carpenter and Pabst are eligible to receive shares of restricted stock upon achievement of certain performance conditions. In accordance with FASB ASC 718, the fair value of such contractual rights is $0. See Item 7 to this Form 10-K and Note 17 to our Consolidated Financial Statements for additional discussion.

(3)

The amounts listed in this column includes nonqualified deferred compensation earnings which represents the above market earnings on the deferred compensation from the GAG, LLC Phantom Stock Plan. Earnings are for the fiscal year ended December 31, 2010 and period from July 31, 2009 (the date of the Acquisition) to December 31, 2009. Above market earnings is the amount earned that exceeds 120% of the applicable federal tax long-term rate.

(4)	The amounts listed in this column includes other compensation detailed in the following table:

Name	Year	Auto Allowance ($)	Company-paid Medical/Dental ($)	Life and Disability ($)	Total ($)
Harvey M. Yellen	2010	24,000	3,241	1,519	28,760
	2009	10,000	3,625	632	14,257
Andrew Gumaer	2010	24,000	2,502	1,519	28,021
	2009	10,000	5,458	632	16,090
Paul S. Erickson	2010	14,400	2,502	1,435	18,337
	2009	6,000	5,458	632	12,090

Outstanding Equity Awards at December 31, 2010

The following table summarizes the number of securities underlying outstanding equity awards for each named executive officer as of December 31, 2010.

Stock Awards (1)
Name	Number of Shares or Units of Stock That Have Not Vested (2)	Market Value of Shares or Units of Stock That Have Not Vested (2)
Harvey M. Yellen	—	$—
Andrew Gumaer	—	$—
Paul S. Erickson	85,548	$41,919

(1)

Represents contractual right to receive restricted stock pursuant to the terms of the Acquisition and the individual Amended Agreement and Releases entered into with such executives, including Contingent Stock Consideration. The restricted shares of stock vests as follows: Paul S. Erickson 65,806 shares on January 31, 2011 and 19,742 on April 30, 2011 and Scott K. Carpenter 69,677 shares on January 31, 2011 and 20,902 on April 30, 2011.

(2)

The number of shares represents unvested contractual rights to receive restricted stock and the value of the performance based contingent shares that are issuable if we achieve certain financial targets for the fiscal years ending in 2010 and 2011 have been valued at zero in accordance with FASB ASC 718. The market value of shares of stock that have not yet vested was determined based on the closing price of our common stock of $0.49 on December 31, 2010.

Employment Agreements

On July 31, 2009, we entered into employment agreements with Messrs. Yellen, Gumaer and Erickson. These agreements have no defined length of employment. Either party may terminate the employment relationship at any time, subject to possible severance payments as set forth below. The terms and conditions of those agreements are generally as follows:

Pursuant to the terms of the employment agreements, Messrs. Yellen, Gumaer and Erickson initially received annual base salaries of $600,000, $600,000 and $300,000, respectively. These base salaries are subject to annual increases of no less than five percent. Messrs. Yellen, Gumaer and Erickson agreed to waive their rights to an annual increase in 2010. The agreements also provide for the award of an annual discretionary bonus. The Company provides Messrs. Yellen and Gumaer with monthly automobile allowances of $2,000 and Mr. Erickson with a monthly automobile allowance of $1,200. In September 2010, Messrs. Yellen and Gumaer agreed to a reduction in their respective base salaries of 40% and Mr. Erickson agreed to a reduction to his base salary of 10%.

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

Each non-employee director receives annual fees of $40,000, paid in quarterly installments, and an annual grant of $50,000 in options to purchase our common stock, restricted stock or other form of equity award for serving as a director. Such stock options, restricted stock or other form of award are subject to a one-year vesting period. In addition, annual fees of $12,000, $8,000 and $4,000 are paid to the chairperson of our audit committee, compensation committee and corporate governance committee, respectively. On July 15, 2010, each of our non-employee directors agreed to a 40% reduction in their fees. Accordingly, through at least July 2011, our non-employee directors will receive annual fees of $24,000. Annual fees of $7,200 will be paid to the chairperson of our audit committee, and $4,800 will be paid to the chairperson of our compensation committee and corporate governance committee. A one-time $40,000 grant of stock options, restricted stock or other form of equity award is made to each non-employee director in connection with such individual’s appointment to our Board, which stock options, restricted stock or other form of equity award will be subject to a one-year vesting period.

The following table summarizes the total compensation that our directors (other than directors who are named executive officers) earned during the fiscal year ended December 31, 2010 for services rendered as members of our Board.

Name (1)	Fees Earned or Paid in Cash ($) (2)	Option Awards ($) (3)	Total ($)
Bryant R. Riley	36,000	50,000	86,000
Mark D. Klein	36,000	50,000	86,000
Hugh G. Hilton	36,000	50,000	86,000
Michael J. Levitt	36,000	50,000	86,000
Matthew J. Hart	36,000	50,000	86,000

(1)

Harvey M. Yellen, our Vice Chairman and President, and Andrew Gumaer, our Chief Executive Officer, are not included in this table because they are employees of the Company and thus receive no additional compensation for services as a director. The compensation received by Messrs. Yellen and Gumaer as employees of the Company is shown in the Summary Compensation Table above.

(2)	Amount reflects fees paid in cash during 2010 for the named director for services on the Board. Each of the director’s were appointed to the Board at our annual shareholders meeting on July 15, 2010.
(3)

The equity award consists of a grant of 40,000 restricted stock units to each director for their annual stock grant of $50,000. The restricted stock units for each of the directors vest over a period of one year beginning July 15, 2010. The amount reflected in this column represents the grant date fair value of the restricted stock which was $1.25 per share on July 15, 2010. The fair value was determined in accordance with FASB ASC 718.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of the shares of our common stock as of April 25, 2011, by (i) each person we know to be the beneficial owner of 5% or more of the outstanding shares of our common stock; (ii) each executive officer listed in the Summary Compensation Table; (iii) each of our directors; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the address of the individuals listed below is the address appearing on the cover of this Annual Report.

	Shares Beneficially Owned (2)
Name or Group of Beneficial Owners (1)	Number	Percent
Named Executive Officers:
Harvey M. Yellen	5,280,000	17.2%
Andrew Gumaer	5,280,000	17.2%
Paul S. Erickson (3)	150,995	*

Directors:
Bryant R. Riley (4)	107,921	*
Mark D. Klein (5)	292,630	*
Hugh G. Hilton (5)	58,255	*
Michael J. Levitt (5)	995,755	3.2%
Matthew J. Hart (5)	68,255	*

5% Stockholders:
Elliott Associates, L.P. (6)	3,533,800	11.5%
712 Fifth Avenue, 36th Floor New York, NY 10019
Wellington Management Company, LLP (8)	8,550,580	27.8%
280 Congress Street Burton, MA 02210
Robeco Investment Management (7)	1,727,400	5.6%
909 Third Avenue New York, NY 10022
Executive officers and directors as a group (14 persons)	12,744,783	40.8%

*	Represents less than 1%.
(1)	Unless otherwise indicated, the business address of each holder is c/o Great American Group, Inc., 21860 Burbank Blvd., Suite 300 South, Woodland Hills, California 91367.
(2)

Applicable percentage ownership is based on 30,741,794 shares of our common stock outstanding as of April 25, 2011. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares, subject to the applicable community property laws. Shares of our common stock subject to options or other contractual rights currently exercisable, or exercisable within 60 days after April 25, 2011, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person.

(3)

Includes 31,982 shares of restricted stock issued on January 31, 2011 pursuant the terms of the Acquisition Agreement and Mr. Erickson’s Amendment Agreement and Release and 20,308 shares of restricted stock issuable on April 30, 2011 pursuant to the Escrow Agreement dated July 31, 2009.

(4)

Includes 49,666 shares held by B. Riley and Co., LLC. Mr. Riley is the sole indirect equity owner of B. Riley and Co., LLC. Also, includes 58,255 shares of common stock issuable upon settlement of restricted stock units that will vest within 60 days of April 25, 2011.

(5)	For Messrs. Klein, Hilton, Levitt, and Hart includes 58,255 shares of common stock issuable upon settlement of restricted stock units that will vest within 60 days of April 25, 2011.

(6)

Based solely on information provided on a Schedule 1D/A filed by Elliot Associates, L.P. with the SEC on September 29, 2010. Pursuant to the Schedule 13D/A, the securities are beneficially owned by Elliott Associates, L.P., a Delaware limited partnership, and its wholly-owned subsidiaries (collectively, “Elliott”), Elliott International, L.P., a Cayman Islands limited partnership (“Elliott International”), and Elliott International Capital Advisors Inc., a Delaware corporation (“EICA” and collectively with Elliott and Elliott International, the “Reporting Persons”). Elliott beneficially owns 1,413,520 shares of Common Stock,. The 1,413,520 shares of Common stock owned by Elliott are owned through The Liverpool Limited Partnership, a Bermuda limited partnership, which is a wholly-owned subsidiary of Elliott. Elliott International and EICA beneficially own an aggregate of 2,120,280 shares of Common Stock. Collectively, Elliott, Elliott International and EICA beneficially own 3,533,800 shares of Common Stock. Elliott has the power to vote or direct the vote of, and to dispose or direct the disposition of, the shares of Common Stock beneficially owned by it. Elliott International has the shared power with EICA to vote or direct the vote of, and to dispose or direct the disposition of, the shares of Common Stock owned by Elliott International.

(7)

Based solely on information provided on a Schedule 13G/A filed by Robeco Investment Management with the SEC on February 28, 2011, with respect to 1,727,400 shares held by Robeco Investment Management, Inc. (RIM) for the discretionary account of certain clients. To the knowledge of RIM no person has the right to receive or the power to direct the receipt of dividends from or the proceeds from the sale of such Common Stock which represents more than 5% of the outstanding shares of the Common Stock.

(8)

Based solely on information provided on a Schedule 13G/A filed by Wellington Management Company, LLP with the SEC on February 14, 2011. Pursuant to the Schedule 13G/A, the securities beneficially owned by Wellington Management Company, LLP, in its capacity as investment advisor, are owned of record by clients of Wellington Management Company, LLP. Those clients have a right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities.

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2010 was as follows:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by our
stockholders (1)	291,275	—	7,208,725
Equity compensation plans not approved by
our stockholders (2)	—	—	—
Total	291,275	—	7,208,725

(1)	Includes our 2009 Stock Incentive Plan. The only grants made under this plan are restricted stock units granted to our directors.
(2)	All of our equity compensation plans were approved by our stockholders.

For more information on our equity compensation plans, see Note 17 of our Notes to Consolidated Financial Statements.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Other than as described below, during fiscal year 2010, and from July 31, 2009 through December 31, 2009 there were no transactions to which the Company was or is a party in which the amount involved exceeds $120,000 and in which any director, officer or beneficial holder of more than 5% of any class of our voting securities or member of such person’s immediate family had or will have a direct or indirect material interest.

Mark Weitz, our President, Wholesale and Industrial Services, is the brother-in-law of Andrew Gumaer, our Chief Executive Officer and director. Mr. Weitz’s total compensation, consisting of base salary, bonus, auto allowance, company paid medical, dental and life and disability insurance, and above-market interest on nonqualified deferred compensation, in fiscal 2010 for services rendered to us was $295,175, and for the period from July 31, 2009, the date of the Acquisition, through December 31, 2009 was $568,657. Mr. Weitz participates in various employee benefit programs of the Company, including health insurance benefits, life insurance benefits, and group life and long-term disability coverage, under the plans generally available to all other salaried employees. Mr. Weitz also is a Phantom Equityholder and received additional consideration as more fully described below. Mr. Weitz’s annual base salary for fiscal 2011 is $275,000, plus an annual auto allowance of $10,800.

Brian Yellen, our Executive Vice President, is the son of Harvey M. Yellen, our Vice-Chairman, President, Chief Operating Officer and director of the Company. Mr. B. Yellen’s total compensation, consisting of base salary, bonus, commissions, auto allowance, company paid medical, dental and life and disability insurance, and above-market interest on nonqualified deferred compensation, in fiscal 2010 for services rendered to us was $279,652, and for the period from July 31, 2009, the date of the Acquisition, through December 31, 2009 was $500,184. Mr. B. Yellen participates in various employee benefit programs of the Company, including health insurance benefits, life insurance benefits, and group life and long-term disability coverage, under the plans generally available to all other salaried employees. Mr. B. Yellen also is a Phantom Equityholder and received additional consideration as more fully described below. Mr. B. Yellen’s annual base salary for fiscal 2011 is $180,000, plus an annual auto allowance of $10,800.

Sandy Feldman, our Senior Vice President, is the son-in-law of Harvey M. Yellen. Mr. Feldman’s total compensation, consisting of base salary, bonus, commissions, auto allowance, company paid medical, dental and life and disability insurance in fiscal 2010 for services rendered to us was $245,143. Mr. Feldman participates in various employee benefit programs of the Company, including health insurance benefits, life insurance benefits, and group life and long-term disability coverage, under the plans generally available to all other salaried employees. Mr. Feldman’s annual base salary for fiscal 2011 is $171,000, plus an annual auto allowance of $10,800.

The Acquisition

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

On July 31, 2009, the Company, GAG, LLC and AAMAC completed the Acquisition pursuant to an Agreement and Plan of Reorganization, dated as of May 14, 2009, as amended (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Great American Members contributed all of their membership interests of GAG, LLC to the Company and AAMAC merged with and into Merger Sub. As a result of the Acquisition, GAG, LLC and AAMAC became subsidiaries of the Company.

Pursuant to the terms of the Purchase Agreement, at the effective time of the Acquisition, (i) each of the 10,923,313 shares of AAMAC common stock which were outstanding immediately prior to the effective time of the Acquisition were exchanged for two shares of GAG, Inc,’s common stock and (ii) each of the 46,025,000 outstanding AAMAC warrants were exchanged for a warrant to purchase GAG, Inc. common stock; and (iii) each outstanding unit of AAMAC was separated into one share of AAMAC common stock and a warrant to purchase one share of AAMAC common stock, both of which were exchanged pursuant to clauses (i) and (ii) above, respectively. Pursuant to a letter agreement, dated as of July 28, 2009 (the “Letter Agreement”) by and among GAG, Inc., AAMAC, GAG, LLC, and certain shareholders that founded AAMAC, including our current directors Mark Klein and Michael Levitt (the “AAMAC Founders”), the AAMAC Founders agreed to cancel 7,850,000 shares of their 10,350,000 shares of AAMAC common stock immediately prior to the Acquisition and to cancel 2,500,000 shares of the GAG, Inc.’s common stock that they received in exchange for their AAMAC common stock in the Acquisition. In accordance with the Letter Agreement, of the 2,500,000 shares of GAG, Inc.’s common stock the AAMAC Founders received in exchange for their AAMAC shares, 1,500,000 of such shares are being held in escrow for a period of one year from the closing of the Acquisition and the remaining 1,000,000 of such shares will continue to be held in escrow until GAG, LLC’s achievement of any one of the Adjusted EBITDA targets discussed below. The 1,000,000 shares, which are subject to voting restrictions while in escrow, will be forfeited and cancelled if GAG, LLC fails to achieve any of the Adjusted EBITDA targets.

Promissory Notes

In connection with the consummation of the Acquisition, the Company issued subordinated, unsecured promissory notes in favor of the Contribution Consideration Recipients as part of the consideration for the Contribution. The notes have a five-year maturity and originally bore interest at a rate of 12% per annum. Commencing on October 31, 2009, interest on the note is payable quarterly in arrears on January 31st, April 30th, July 31st, and October 31st of each year. One-fifth of the principal amount of the note, including any accrued and unpaid interest thereon, will be payable on each anniversary of the date of issuance of the note through the fifth anniversary thereof.

On May 4, 2010, we entered into individual amendments (each, an Amendment and collectively, the “Amendments”) to an aggregate of $52.4 million of the $55.6 million principal amount outstanding of the subordinated unsecured promissory notes, which reduced the interest rate on the amended notes from 12.0% per annum to 3.75% per annum. The interest rate reduction was effective retroactive to February 1, 2010. In addition, the maturity date for $47.0 million of the $55.6 million principal amount outstanding of the subordinated, unsecured promissory notes was extended to July 31, 2018, subject to annual prepayments based upon the Company’s cash flow subject to certain limitations, as provided in the amendment to the notes payable, including, without limitation, the Company’s maintenance of a minimum adjusted cash balance of $20.0 million. Each prepayment, if any, is due within 30 days of the filing of the Company’s Annual Report on Form 10-K, beginning with the Form 10-K for the fiscal year ending December 31, 2010. The remaining notes with $8.6 million principal amount outstanding continue to be payable in five equal annual principal payments as described above. On October 27, 2010, the Company entered into individual waivers for an aggregate of $51.3 million of the $53.9 million principal amount outstanding of the subordinated, unsecured promissory notes payable, whereby the noteholders agreed to permit the Company to defer payment of interest payments due on each of October 31, 2010, January 31, 2011, and April 30, 2011 until July 31, 2011.

The consideration received by each of the Contribution Consideration Recipients in connection with the subordinated unsecured promissory notes is as follows:

Phantom Equity-holder	Year	Consideration (in the form of Interest Earned on the Promissory Notes) (3)	Consideration (in the form of Principal Payments Paid on the Promissory Notes) (4)	Total Consideration on the Promissory Notes (5)	Principal Balance outstanding on the Promissory Notes at December 31, 2010
Former Great American Members
Harvey M. Yellen	2010	$1,057,416	$—	$1,057,416	$23,498,136
	2009	1,176,194	—	1,176,194	n/a
Andrew Gumaer	2010	$1,057,416	$—	$1,057,416	$23,498,136
	2009	1,176,194	—	1,176,194	n/a

Phantom Equityholders
Scott Carpenter	2010	$183,435	$333,701	$517,136	$1,334,805
	2009	83,517	—	83,517	n/a
Paul Erickson	2010	$65,180	$315,162	$380,342	$1,260,650
	2009	78,877	—	78,877	n/a
Lester Friedman	2010	$61,346	$296,623	$357,969	$1,186,494
	2009	74,237	—	74,237	n/a
Mark Weitz (1)	2010	$61,346	$296,623	$357,969	$1,186,494
	2009	74,237	—	74,237	n/a
Brian Yellen (2)	2010	$36,424	$176,120	$212,574	$704,481
	2009	44,078	—	44,078	n/a

(1)	Mr. Weitz is the brother-in-law of Andrew Gumaer, a director and the Chief Executive Officer of GAG, Inc.
(2)	Mr. Yellen is the son of Harvey M. Yellen, a director and the Vice Chairman, President and Chief Operating Officer of GAG, Inc.
(3)	Consideration represents interest earned on the promissory notes for the fiscal year ended December 31, 2010 and period from July 31, 2009, the date of Acquisition, through December 31, 2009.
(4)	Consideration represents principal payments on the promissory notes for the fiscal year ended December 31, 2010 and period from July 31, 2009, the date of Acquisition, through December 31, 2009.
(5)

Total consideration represents the sum of interest earned on the promissory notes and principal payments on the promissory notes for the fiscal year ended December 31, 2010 and period from July 31, 2009, the date of Acquisition, through December 31, 2009.

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

Phantom Equity-holder	Cash at Closing (3)	Consideration (in the form of Promissory Notes) (4)	Closing Shares (Common Stock of the Company) (5)	Contingent Stock Payment (Common Stock of the Company (6)
Scott Carpenter	$131,493	$1,668,507	273,727	129,107
Paul Erickson	$124,188	$1,575,812	270,794	128,507
Lester Friedman	$116,882	$1,483,117	247,332	123,703
Mark Weitz (1)	$116,882	$1,483,117	289,368	128,507
Brian Yellen (2)	$69,399	$880,601	89,939	60,050

(1)	Mr. Weitz is the brother-in-law of Andrew Gumaer, a director and the Chief Executive Officer of GAG, Inc.
(2)	Mr. Yellen is the son of Harvey M. Yellen, a director and the Vice Chairman, President and Chief Operating Officer of GAG, Inc.
(3)	Payments made from AAMAC’s trust account to the Phantom Equityholders in connection with the consummation of the Acquisition in accordance with the Purchase Agreement
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

On April 30, 2010 and 2011, 72,000 and 108,000 shares of the Escrowed Indemnification Stock, respectively, were released from escrow to the Phantom Equityholders. The remaining 1,320,000 shares that are currently held in escrow are reserved to offset against any inventory amount shortfall pursuant to the Escrow Agreement until the date that all of the specified inventory assets of Great American are sold. These shares will remain in escrow until such claims are resolved, at which time the remaining Escrowed Indemnification Stock shall be promptly returned to the Contribution Consideration Recipients.

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

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the aggregate fees for services provided to us by Marcum for the fiscal years ended December 31, 2009 and 2010:

	Fiscal 2009	Fiscal 2010
Audit Fees (1)	$851,700	$380,000
Audit-Related Fees (2)	300,000	—
Tax Fees (3)	—	6,000
All Other Fees	—	—

TOTAL	$1,151,700	$386,000

(1)

Audit Fees consist of audit and various attest services performed by Marcum, LLP, our independent registered public accounting firm, and include the following: (1) fees for Fiscal 2009 include (a) reviews of our financial statements for the quarterly periods ended March 31, 2009, June 30, 2009 and September 30, 2009, (b) the audit of our financial statements for the year ended December 31, 2009, (c) accountants consents for filing registration statements and (d) reviews of registrations statements and consultations regarding responses to SEC Comment Letters in 2009 and (2) fees for fiscal 2010 include (a) reviews of our financial statements for the quarterly periods ended March 31, 2010, June 30, 2010 and September 30, 2010 and (b) the audit of our financial statements for the year ended December 31, 2010.

(2)	Audit-Related Fees principally include consultations on accounting matters addressed in connection with the issuance of our financial statements and filings of registration statements on Form S-4.
(3)	Tax fees consist of corporate tax compliance services for one of our subsidiaries.

Audit Committee Pre-Approval Policy

As a matter of policy, all audit and non-audit services provided by our independent registered public accounting firm are approved in advance by the audit committee of the Company, which considers whether the provision of non-audit services is compatible with maintaining such firm’s independence. All services provided by Marcum LLP during fiscal years 2009 and 2010 were pre-approved by the audit committee. The audit committee has considered the role of Marcum LLP in providing services to us for the fiscal year ended December 31, 2010, and has concluded that such services are compatible with their independence as our auditors.

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

Date: May 2, 2011

GREAT AMERICAN GROUP, INC.

By:	/S/ PAUL S. ERICKSON
Paul S. Erickson Chief Financial Officer