Form 10-Q
period 2011-03-31
Great American Group, Inc.
filed 2011-05-16
CIK 1464790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of May 10, 2011, there were 30,800,334 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Great American Group, Inc.

Quarterly Report on Form 10-Q

For The Quarter Ended March 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,902	$20,080
Restricted cash	113	—
Accounts receivable, net	2,012	3,087
Advances against customer contracts	5,164	3,063
Goods held for sale or auction	12,896	13,504
Note receivable - related party	3,224	5,930
Deferred income taxes	4,999	5,463
Prepaid expenses and other current assets	1,718	1,353

Total current assets	52,028	52,480
Property and equipment, net	1,225	1,369
Goodwill	5,688	5,688
Other intangible assets, net	180	221
Deferred income taxes	11,135	11,372
Other assets	826	1,144

Total assets	$71,082	$72,274

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$5,553	$10,631
Auction and liquidation proceeds payable	5,883	1,712
Mandatorily redeemable noncontrolling interests	3,167	2,858
Current portion of long-term debt	1,724	1,724
Note payable	11,705	12,014
Current portion of capital lease obligation	27	27

Total current liabilities	28,059	28,966
Capital lease obligation, net of current portion	35	42
Long-term debt, net of current portion	52,169	52,169

Total liabilities	80,263	81,177

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 135,000,000 shares authorized; 30,741,794 and 30,559,036 issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	4	4
Additional paid-in capital	3,146	2,878
Retained earnings (deficit)	(12,318)	(11,792)
Accumulated other comprehensive income (loss)	(13)	7

Total stockholders’ equity (deficit)	(9,181)	(8,903)

Total liabilities and stockholders’ equity (deficit)	$71,082	$72,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2011	2010
Revenues:
Services and fees	$13,003	$10,630
Sale of goods	813	1,437

Total revenues	13,816	12,067

Operating expenses:
Direct cost of services	4,812	5,204
Cost of goods sold	908	1,544
Selling, general and administrative expenses	7,791	8,516

Total operating expenses	13,511	15,264

Operating income (loss)	305	(3,197)
Other income (expense):
Other income (expense)	(4)	—
Interest income	137	90
Income (loss) from equity investment in Great American Real Estate, LLC	68	(412)
Interest expense	(328)	(1,033)

Income (loss) before income taxes	178	(4,552)
(Provision) benefit for income taxes	(704)	1,572

Net income (loss)	$(526)	$(2,980)

Weighted average basic shares outstanding	28,360,875	27,899,963
Weighted average diluted shares outstanding	28,360,875	27,899,963
Basic and diluted earnings (loss) per share	$(0.02)	$(0.11)
Diluted earnings (loss) per share	$(0.02)	$(0.11)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2011

(Unaudited)

(Dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)

	Shares	Amount	Shares	Amount
Balance, January 1, 2011	—	$—	30,559,036	$4	$2,878	$(11,792)	$7	$(8,903)
Vesting of restricted stock, net of shares withheld for employee taxes	—	—	182,758	—	(90)	—	—	(90)
Share based compensation	—	—	—	—	358	—	—	358
Net loss for the three months ended March 31, 2011	—	—	—	—	—	(526)	—	(526)
Foreign currency translation adjustment	—	—	—	—	—	—	(20)	(20)

Balance, March 31, 2011	—	$—	30,741,794	$4	$3,146	$(12,318)	$(13)	$(9,181)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(526)	$(2,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	221	180
Provision for doubtful accounts	–	19
Share-based payments	358	1,358
Effect of foreign currency on operations	(22)	–
Non-cash interest	(428)	–
Loss (income) from equity investment in Great American Real Estate, LLC	(68)	412
Loss on disposal of assets	3	2
Deferred income taxes	701	(1,572)
Income allocated to mandatorily redeemable noncontrolling interests	738	295
Change in operating assets and liabilities:
Accounts receivable and advances against customer contracts	(1,026)	79
Goods held for sale or auction	608	85
Prepaid expenses and other assets	186	(542)
Accounts payable and accrued expenses	(5,078)	(3,963)
Auction and liquidation proceeds payable	4,171	689

Net cash used in operating activities	(162)	(5,938)

Cash flows from investing activities:
Purchases of property and equipment	(39)	(116)
Decrease (increase) in note receivable—related party	2,706	(2,706)
Equity investment in Great American Real Estate, LLC	(46)	(150)
Decrease (increase) in restricted cash	(113)	459

Net cash provided by (used in) investing activities	2,508	(2,513)

Cash flows from financing activities:
Repayments of capital lease obligations	(7)	(6)
Payment of employment taxes on vesting of restricted stock	(90)	(948)
Distribution to noncontrolling interests	(429)	(287)

Net cash used in financing activities	(526)	(1,241)

Increase (decrease) in cash and cash equivalents	1,820	(9,692)
Effect of foreign currency on cash	2	–

Net increase (decrease) in cash and cash equivalents	1,822	(9,692)
Cash and cash equivalents, beginning of period	20,080	37,989

Cash and cash equivalents, end of period	$21,902	$28,297

Supplemental disclosures:
Interest paid	$122	$1,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

NOTE 1—ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Great American Group, Inc. (the “Company”) was incorporated under the laws of the state of Delaware on May 7, 2009 as a wholly-owned subsidiary of Alternative Asset Management Acquisition Corp. (“AAMAC”). The Company was formed as a “shell company” for the purpose of acquiring Great American Group, LLC (“GAG, LLC”), a California limited liability company.

On July 31, 2009, the members of GAG, LLC (the “Great American Members”) contributed all of their membership interests of GAG, LLC to the Company (the “Contribution”) in exchange for 10,560,000 shares of common stock of the Company and a subordinated unsecured promissory note in an initial principal amount of $60,000 issued in favor of the Great American Members and the phantom equityholders of GAG, LLC (the “Phantom Equityholders”, and together with the Great American Members, the “Contribution Consideration Recipients”) (see Note 7). Concurrently with the Contribution, AAMAC merged with and into AAMAC Merger Sub, Inc. (“Merger Sub”), a subsidiary of the Company (the “Merger” and, together with the Contribution, the “Acquisition”). As a result of the Acquisition, GAG, LLC and AAMAC became wholly-owned subsidiaries of the Company. The Acquisition has been accounted for as a reverse merger accompanied by a recapitalization of the Company.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Liquidity Matters

Over the past years, the Company’s growth has been funded through a combination of profits generated from operations and more recently from proceeds received from AAMAC in connection with the Acquisition. During the year ended December 31, 2010 and three months ended March 31, 2011, the operating profits generated by the Company’s Auction and Liquidation segment have been negatively impacted due to fewer retail liquidation engagements conducted by the Company. As economic conditions and credit markets have improved for retailers, the number of large retail liquidation engagements in the auction and liquidation industry has decreased from historical levels. These factors, in addition to the interest expense on the $53,893 of subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, have resulted in the net use of $162 and $6,083 of cash from operations during the three months ended March 31, 2011 and year ended December 31, 2010, respectively.

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

As of March 31, 2011, the Company had $21,902 in cash and no borrowings outstanding under the asset based credit facility. The Company believes that its current cash and cash equivalents, funds available under its asset based credit facility and cash expected to be generated from operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. The Company continues to monitor its financial performance to ensure sufficient liquidity to fund operations.

(b) Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries: AAMAC, GAG, LLC, Great American Group Advisory & Valuation Services, LLC (“GAAV”), Great American Group Machinery & Equipment, LLC (“GAME”), Great American Group Real Estate, LLC, Great American Venture, LLC, Great American Group Energy Equipment, LLC (“GAGEE”), Great American Group Intellectual Property Advisors, LLC, GA Capital, LLC, GA Asset Advisors Limited, Great American Group WF, LLC, and Great American Group CS, LLC. All intercompany accounts and transactions have been eliminated upon consolidation.

Effective January 1, 2010, new consolidation guidance became effective relating to accounting for Variable Interest Entities (“VIE”). These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; to eliminate the solely quantitative approach previously required for determining the primary beneficiary of a VIE; to add an additional reconsideration event for determining whether an entity is a VIE when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. As more fully described in Note 13, the Company determined that its’ equity investment and subordinated financing arrangements with Great American Real Estate, LLC (“GARE”), a joint venture 50% owned by the Company and Kelly Capital, LLC, changes the status of GARE to a VIE that does not require consolidation in the Company’s consolidated financial statements. The adoption of these changes had no material impact on the Company’s condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements as permitted under applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

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

Revenues in the Valuation and Appraisal segment are primarily comprised of fees for valuation and appraisal services. Revenues are recognized upon the delivery of the completed services to the related customers and collection of the fee is reasonably assured. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs which totaled $568 and $633 for the three months ended March 31, 2011 and 2010, respectively.

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

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

Commission and fees earned on the sale of goods at auction and liquidation sales are recognized when evidence of an arrangement exists, the sales price has been determined, title has passed to the buyer and the buyer has assumed the risks of ownership, and collection is reasonably assured. The commission and fees earned for these services are included in revenues in the accompanying consolidated statement of operations. Under these types of arrangements, revenues also include contractual reimbursable costs which totaled $947 and $2,675 for three months ended March 31, 2011 and 2010, respectively.

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

In the normal course of business, the Company will enter into collaborative arrangements with other merchandise liquidators to collaboratively execute auction and liquidation contracts. The Company’s collaborative arrangements specifically include contractual agreements with other liquidation agents in which the Company and such other liquidation agents actively participate in the performance of the liquidation services and are exposed to the risks and rewards of the liquidation engagement. The Company’s participation in collaborative arrangements including its rights and obligations under each collaborative arrangement can vary. Revenues from collaborative arrangements are recorded net based on the proceeds received from the liquidation engagement. Amounts paid to participants in the collaborative arrangements are reported separately as direct costs of revenues. Revenue from collaborative arrangements in which the Company is not the majority participant is recorded net based on the Company’s share of proceeds received. There were $1,220 of revenues and $671 of direct cost of services subject to collaborative arrangements during the three months ended March 31, 2011 and no revenues and expenses subject to collaborative arrangements during the three months ended March 31, 2010.

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

(e) Concentration of Risk

The Company’s activities in the Auction and Liquidation segment are executed frequently with, and on behalf of, distressed customers and secured creditors. Concentrations of credit risk can be affected by changes in economic, industry, or geographical factors. The Company seeks to control its credit risk and potential risk concentration through risk management activities that limit the Company’s exposure to losses on any one specific liquidation services contract or concentration within any one specific industry. To mitigate the exposure to losses on any one specific liquidation services contract, the Company sometimes conducts operations with third parties through collaborative arrangements. Revenues from one liquidation service contract in the United Kingdom represented 10.4% of total revenues during the three months ended March 31, 2011.

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

(h) Restricted Cash

The Company maintains deposits in an account under the control of a financial institution as collateral for amounts due in accordance with the $11,705 note payable described in Note 8. As of March 31, 2011, the total cash held in a restricted account was $113.

(i) Accounts Receivable

Accounts receivable represents amounts due from the Company’s valuation and appraisal customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. There was no bad debt expense during the three months ended March 31, 2011 and bad debt expense totaled $19 for the three months ended March 31, 2010. Bad debt expense is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

(j) Goods Held for Sale or Auction

Goods held for sale or auction are stated at the lower of cost, determined by the specific-identification method, or market.

(k) Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation and amortization expense was $173 and $140 for the three months ended March 31, 2011 and 2010, respectively.

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

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

Goodwill includes (i) the excess of the purchase price over the fair value of net assets acquired in a business combination described in Note 5 and (ii) an increase for the subsequent acquisition of noncontrolling interests during the year ended December 31, 2007 (also see Note 5). The Codification requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment). Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. The Company operates two reporting units, which are the same as its reporting segments described in Note 14. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

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

(m) Fair Value Measurements

On January 1, 2009, the Company adopted the new accounting guidance and all other guidance related to fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

The Company records mandatorily redeemable noncontrolling interests that were issued after November 5, 2003 at fair value (see Note 12(a)) with fair value determined in accordance with the Codification. The following table below presents information about the Company’s mandatorily redeemable noncontrolling interests that are measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 which are categorized using the three levels of fair value hierarchy. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

The following tables present information on the liabilities measured and recorded at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.

	Fair Value at March 31, 2011	Financial Assets Measured at Fair Value on a Recurring Basis at March 31, 2011, Using
		Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,129	$—	$—	$2,129

Total liabilities measured at fair value	$2,129	$—	$—	$2,129

	Fair Value at December 31, 2010	Financial Assets Measured at Fair Value on a Recurring Basis at December 31, 2010, Using
		Quoted prices active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,132	$—	$—	$2,132

Total liabilities measured at fair value	$2,132	$—	$—	$2,132

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

(n) Fiduciary Funds

The accompanying condensed consolidated balance sheets do not include fiduciary funds, which are held by the Company on behalf of clients in connection with the administration of loans in the performance of capital advisory services and which amounted to $2,541 and $6,945 at March 31, 2011 and December 31, 2010, respectively.

(o) Recent Accounting Pronouncements

In December 2010 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, “Intangibles — Goodwill and Other (Topic 350). When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This update will be effective for fiscal years beginning after December 15, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operation.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

NOTE 3—ACCOUNTS RECEIVABLE

The components of accounts receivable, net, include the following:

	March 31, 2011	December 31, 2010
Accounts receivable not subject to factoring agreement	$1,268	$2,052
Unbilled receivables	20	189
Amounts due from factor	739	861

Total accounts receivable	2,027	3,102
Allowance for doubtful accounts	(15)	(15)

Accounts receivable, net	$2,012	$3,087

Additions and changes to the allowance for doubtful accounts consist of the following:

	Three Months Ended
	March 31, 2011	March 31, 2010
Balance, beginning of period	$15	$18
Add: Additions to reserve	—	19
Less: Deductions and write-offs	—	(7)

Balance, end of period	$15	$30

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

GAAV is a party to a factoring agreement, dated as of May 22, 2007 (the “Factoring Agreement”) with FCC LLC, d/b/a First Capital Western Region, LLC (the “Factor”). The Factoring Agreement, which provides for an initial term of two years and annual one-year automatic extensions unless GAAV provides written notice of termination to the Factor, will expire on May 22, 2011. The Company is in negotiations to extend the terms of the Factoring Agreement or replace the Factor Agreement with another factoring company, finance company or bank. The Factor, at its discretion, purchases on a nonrecourse basis all of GAAV’s customer receivables. The Factor is responsible for servicing the receivables. The Factor pays 90% of the net receivable invoice amount upon request by GAAV and retains the remaining 10% in a reserve. The Factor, at its discretion, may offset the reserve for amounts not collected or outstanding at the end of the term of the Factoring Agreement. GAAV may request releases from the reserve for any excess over a minimum balance set by the Factor. The Factor charges a factoring commission equal to 0.25% of the gross invoice amount of each account purchased, or five dollars per invoice, whichever is greater, with a minimum commission of $24 per year, prorated for the first year. The Factor also charges interest at prime plus 1% with a floor of 8% on the net uncollected outstanding balance of the receivables purchased. Effective December 1, 2009, the interest charge by the Factor was reduced to London Interbank Offered Rate (“LIBOR”) plus 4.5% on the net uncollected outstanding balance of the receivables purchased. One of the members of GAAV personally guarantees up to a maximum of $500 plus interest and certain fees for accounts receivables sold pursuant to the Factoring Agreement.

The sale of the receivables is accounted for in accordance with the accounting guidance for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with the Codification, receivables are considered sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables, and the Company has surrendered control over the transferred receivables. Accounts receivable sold to the Factor were $3,461 and $3,495 during the three months ended March 31, 2011 and 2010, respectively. Factoring commissions and other fees based on advances were $22 and $21 for the three months ended March 31, 2011 and 2010, respectively. Factoring commissions and other fees are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

NOTE 4—GOODS HELD FOR SALE OR AUCTION

	March 31, 2011	December 31, 2010
Machinery and equipment	$9,705	$10,227
Leased equipment	1,922	1,969
Aircraft parts and other	1,269	1,308

Total	$12,896	$13,504

Goods held for sale or auction includes machinery and equipment, leased equipment with a carrying value of $2,000 less accumulated depreciation of $78, and aircraft parts and other as of March 31, 2011. Machinery and equipment is primarily comprised of oil rigs with a carrying value of $9,705 which includes a lower of cost or market adjustment of $1,056 as of March 31, 2011 and December 31, 2010. The leased equipment consists of one oil rig and is depreciated over a period of 15 years which approximates its useful life. Aircraft parts and other is primarily comprised of aircraft parts with a carrying value of $1,151 and $1,185 as of March 31, 2011 and December 31, 2010, respectively, which includes a lower of cost or market adjustment of $543.

Machinery and equipment with a carrying value of $9,705 and leased equipment with a carrying value of $1,922 serve as collateral for the $11,705 note payable as of March 31, 2011 as more fully described in Note 8.

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $5,688 is comprised of $1,975 of goodwill in the Auction and Liquidation segment and $3,713 of goodwill in the Valuation and Appraisal segment. There have been no changes to the carrying amount of goodwill since December 31, 2007.

Other intangible assets with finite lives includes customer relationships which are being amortized over their estimated useful lives of 6 years. Amortization expense was $41 and $40 for the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011, the estimated future amortization expense in fiscal year 2011 is $40.

Trademarks have been identified as an indefinite lived intangible asset and are presented with definite lived intangible assets as follows:

	March 31, 2011
	Gross carrying amount	Accumulated amortization	Net
Customer relationships	$970	$930	$40
Trademarks	140	—	140

Total	$1,110	$930	$180

	December 31, 2010
	Gross carrying amount	Accumulated amortization	Net
Customer relationships	$970	$889	$81
Trademarks	140	—	140

Total	$1,110	$889	$221

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

NOTE 6—CREDIT FACILITIES

On October 21, 2008, the Company entered into a $75,000 asset based credit facility with a financial institution which had an initial expiration date of October 21, 2010. On July 16, 2010, the credit agreement was amended to increase the amount of credit advances and letter of credit obligations from an aggregate of $75,000 to $100,000 and extend the term of the credit facility to July 16, 2013. In addition, the base rate for the revolving loan amount was amended to the greater of (1) the Wells Fargo prime rate; (2) the LIBOR plus 1.00% and (3) the Federal Funds Effective Rate plus 0.50%. Prior to the amendment, the base rate was the Wells Fargo prime rate. In connection with the amendment, the Company paid a renewal fee of $250. On December 8, 2010, the credit agreement was amended and restated to allow for borrowings by the Company’s wholly owned subsidiary in the United Kingdom. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The credit facility also provides for success fees in the amount of 5% to 20% of the profits earned on the liquidation contract, if any, as defined in the credit facility. Interest expense totaled $15 (including success fees of $15) and $72 (including success fees of $50) for the three months ended March 31, 2011 and 2010, respectively. There was no outstanding balance under this credit facility at March 31, 2011 and December 31, 2010.

The credit agreement governing the credit facility contains certain covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. Upon the occurrence of an event of default under the credit agreement, lender may cease making loans, terminate the credit agreement and declare all amounts outstanding under the credit agreement to be immediately due and payable. The credit agreement specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, nonpayment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and material judgment defaults.

NOTE 7—LONG-TERM DEBT

Long-term debt consists of the following arrangements:

	March 31, 2011	December 31, 2010
$60,000 notes payable to each of the Great American Members and the Phantom Equityholders of GAG, LLC issued in connection with the Acquisition dated July 31, 2009	$53,893	$53,893

Total long-term debt	53,893	53,893
Less current portion of long-term debt	1,724	1,724

Long-term debt, net of current portion	$52,169	$52,169

$60,000 Notes Payable

On July 31, 2009, in connection with the Acquisition, the Company issued a note payable to the Contribution Consideration Recipients in the initial principal amount of $60,000. In connection with the closing of the Acquisition, an initial principal payment of $4,383 was made, thereby reducing the principal amount of the note to $55,617. On August 28, 2009, the note was replaced with separate subordinated unsecured promissory notes (collectively, the “Notes”) issued in favor of each of the Contribution Consideration Recipients. Prior to the Amendments described below, all Notes were payable in five equal annual principal payments in the aggregate amount of $11,123 due on the anniversary date of the Notes beginning on July 31, 2010 through July 31, 2014 with interest payable quarterly in arrears beginning October 31, 2009 at 12% per annum. On May 4, 2010, the Company entered into individual amendments (each, an Amendment and collectively, the “Amendments”) to an aggregate of $52,419 of the $55,617 principal amount outstanding of the subordinated unsecured promissory notes, which reduced the interest rate on the amended notes from 12.0% per annum to 3.75% per annum. The interest rate reduction was effective retroactive to February 1, 2010. In addition, the maturity date for $46,996 of the $55,617 principal amount outstanding of the subordinated, unsecured promissory notes was extended to July 31, 2018, subject to annual prepayments based upon the Company’s cash flow, provided that we are not obligated to make such prepayments if our minimum adjusted cash balance is below $20,000. Each prepayment, if any, is due within 30 days of the filing of the Company’s Annual Report on Form 10-K, beginning with the Form 10-K for the fiscal year ending December 31, 2010. There were no prepayments due on the notes payable under this prepayment provision on April 30, 2011. The remaining notes with $8,621 principal amount outstanding

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

continue to be payable in five equal annual principal payments as described above. On October 27, 2010, the Company entered into individual waivers for an aggregate of $51,334 of the $53,893 principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, whereby the noteholders agreed to permit the Company to defer payment of interest payments due on each of October 31, 2010, January 31, 2011, and April 30, 2011 until July 31, 2011. Interest expense was $550 and $942 for the three months ended March 31, 2011 and 2010, respectively. Accrued interest payable was $1,336 and $899 on the notes payable as of March 31, 2011 and December 31, 2010, respectively.

NOTE 8—NOTE PAYABLE

On May 29, 2008, GAGEE entered into a credit agreement with Garrison Special Opportunities Fund LP and Gage Investment Group LLC (collectively, the “Lenders”) to finance the purchase of certain machinery and equipment to be sold at auction or liquidation. The principal amount of the loan was $12,000 and borrowings bore interest at a rate of 20% per annum. The loan is collateralized by the machinery and equipment which were purchased with the proceeds from the loan. GAGEE was required to make principal and interest payments from proceeds from the sale of the machinery and equipment. GAGEE is a special purpose entity created to purchase the machinery and equipment, whose assets consist only of the machinery and equipment in question and whose liabilities are limited to the Lenders’ note and certain operational expenses related to this transaction. GAG, LLC guaranteed GAGEE’s liabilities to the Lenders up to a maximum of $1,200. The original maturity date of the loan was May 29, 2009; however, GAGEE exercised its right to extend the maturity date for 120 days until September 26, 2009. A fee of $180 was paid in connection with the extension. On September 26, 2009, the note payable became due and payable.

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

On December 31, 2009, GAGEE entered into an amendment to credit agreement (the “First Amendment to Credit Agreement”) dated as of December 18, 2009 with Garrison Special Opportunities Fund LP and the Administrative Agent, whereby the Lender agreed to forebear from exercising any of the remedies available to them under the Forebearance Agreement and the related Security Agreement and to extend the maturity date of the Forebearance Agreement until November 18, 2010, unless a forbearance default occurs, as specified in the credit agreement, as amended. Pursuant to the terms of the First Amendment to Credit Agreement the interest rate was reduced from 20% to 0% and the Lender agreed to reimburse GAGEE for certain expenses from proceeds of the sale assets that collateralize the credit agreement. The Forbearance Agreement expired on November 18, 2010. The Company and GAGEE entered into the Waiver and Second Amendment to Credit Agreement with the Lenders (the “Second Amendment to Credit Agreement”) on May 9, 2011 which extended the maturity date of the note payable to December 31, 2011 with an interest rate of 0% through maturity. The Second Amendment to Credit Agreement also provides for the Lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable

GAG, LLC has satisfied its obligation to pay the $1,200 guarantee and the credit agreement does not provide for other recourse against GAG, LLC or the Company. At March 31, 2011 and December 31, 2010, the aggregate principal balance of the note payable was $11,705 and $12,014, respectively. The reduction in principal balance during the three months ended March 31, 2011 is the result of the reversal of interest expense during the three months ended March 31, 2011 that was accrued during the period from the date of the expiration of the First Amendment to Credit Agreement on November 18, 2010 to December 31, 2010 at an interest rate of 22% (the default rate), as the Second Amendment to Credit Agreement provides for an interest rate of 0% for that period. The reversal of interest expense of $309 during three months ended March 31, 2011 is reflected in the condensed consolidated statement of operations as a reduction of interest expense.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

NOTE 9—INCOME TAXES

The Company’s provision (benefit) for income taxes consists of the following:

	Three Months Ended March 31,
	2011	2010
Current:
Federal	$—	$—
State	3	1

Total current provision	3	1

Deferred:
Federal	554	(1,247)
State	147	(326)

Total deferred provision (benefit)	701	(1,573)

Total provision (benefit) for income taxes	$704	$(1,572)

A reconciliation of the federal statutory rate of 34% for the three months ended March 31, 2011 and 2010 to the effective tax rate for income (loss) from operations before income taxes is as follows:

	Three Months Ended March 31,
	2011	2010
Provision (benefit) for income taxes at federal statutory rate	34.0%	(34.0)%
State income taxes, net of federal benefit	5.6	(5.4)
Tax differential on vesting of restricted stock	353.9	—
Other	2.0	4.9

Effective income tax rate	395.5%	(34.5)%

Deferred income tax assets (liabilities) consisted of the following:

	March 31, 2011	December 31, 2010
Deferred tax assets:
Goods held for sale or auction	$1,056	$1,065
Deductible goodwill	610	626
Accrued liabilities	691	697
Mandatorily redeemable noncontrolling interests	726	732
Note payable to Phantom Equityholders	2,480	2,501
Share based payments	417	934
Other	66	51
Net operating loss carryforward	10,088	10,229

Total deferred tax assets	$16,134	$16,835

As of December 31, 2010, the Company had federal net operating loss carryforwards of $25,041 and state net operating loss carryforwards of $20,156. The Company’s federal net operating loss carryforwards will expire in the tax year ending December 31, 2030 and the state net operating loss carryforwards will expire in 2031.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. As of March 31, 2011 and December 31, 2010, the Company believes that it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance.

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

NOTE 10—EARNINGS PER SHARE

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period.

Basic and diluted earnings (loss) per share was calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Net income (loss)	$(526)	$(2,980)

Weighted average shares outstanding:
Basic	28,360,875	27,899,963
Effect of dilutive potential common shares:
Restricted stock units and non-vested shares	—	—
Contingently issuable shares	—	—

Diluted	28,360,875	27,899,963

Basic earnings (loss) per share	$(0.02)	$(0.11)
Dilute earnings (loss) per share	$(0.02)	$(0.11)

NOTE 11—COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject to certain legal and other claims that arise in the ordinary course of its business. The Company does not believe that the results of these claims are likely to have a material effect on its consolidated financial position or results of operations.

NOTE 12—SHARE BASED PAYMENTS

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

(a) Grant of Membership Interests in Limited Liability Company Subsidiaries

The limited liability company operating agreement of GAAV was amended on January 1, 2008 to admit two additional members. Both such members were granted a 3% interest in the members’ equity of GAAV. The aggregate value of the grant of the membership interests totaled $1,440. The membership interests vest one-third on January 1, 2008, the date of grant, and one-third on January 1, 2010 and the remaining one-third on January 1, 2011. The membership interests were issued as employee share based payment awards that are being recognized over the requisite service periods. Share based compensation of $40 for

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

the three months ended March 31, 2010 is included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

The Company determined the fair value of the share based payment awards described above based on issuances of similar member interests for cash and references to industry comparables. The Company also relied, in part, on information obtained from appraisal reports prepared by outside specialists.

(b) Restricted Stock Awards

In connection with the Acquisition, the Company granted 1,440,000 shares of non-vested common stock to the Phantom Equityholders. These shares are issuable in accordance with the following vesting schedule: 50% on January 31, 2010, 25% on July 31, 2010 and the remaining 25% on January 31, 2011. Share based compensation for the non-vested stock awards of $296 and $1,183 for the three months ended March 31, 2011 and 2010, respectively, is included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations. Of the 360,000 shares of common stock that vested in accordance with the vesting schedule on January 31, 2011, 182,758 shares of common stock of the Company were issued to the Phantom Equityholders and 177,242 shares were forfeited by the Phantom Equityholders to pay for employment withholding taxes. An additional 108,000 shares issuable to the Phanton Equityholders in the Acquisition were reserved to satisfy certain escrow claims in connection with the Acquisition, and have been released from escrow effective April 30, 2011 pursuant to the terms of the escrow agreement.

The Company’s non-vested stock activity for the three months ended March 31, 2011 is summarized in the following table:

	Shares	Weighted Average Fair Value Per Share
Outstanding at December 31, 2010	360,000	$4.93
Granted	—	$—
Vested	(360,000)	$4.93
Forfeited/Cancelled	—	$—

Outstanding at March 31, 2011	—	$—

(c) Restricted Stock Unit Activity

On July 15, 2010 and August 25, 2009, each of the non-employee directors then serving on the Company’s Board of Directors was awarded 40,000 and 10,142 restricted stock units with a grant date fair value of $1.25 and $4.93, respectively, in connection with their annual grant. In addition, on August 25, 2009, each of the non-employee directors then serving on the Company’s Board of Directors was awarded an initial grant of 8,113 restricted stock units with a grant date fair value of $4.93 per share. Such restricted stock units are subject to a one-year vesting period that commenced on July 31, 2009 for the restricted stock units granted in 2009 and July 15, 2010 for the restricted stock units granted in 2010. The total number of restricted stock units granted in 2010 was 200,000 and in 2009 was 91,275, for a total value of $250 and $450, respectively. The restricted stock units granted in 2009 were 100% vested at December 31, 2010. Share based compensation for the restricted stock units was $63 and $135 for the three months ended March 31, 2011 and 2010, respectively, and is included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

At March 31, 2011, there were 200,000 non-vested restricted stock units and $72 of unrecognized share based compensation expense related to these restricted stock units, which will be recognized over the remaining vesting period of 0.3 years.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

NOTE 13—RELATED PARTY TRANSACTIONS

On January 4, 2010, the Company loaned $2,706 to GAHA Fund I, a wholly-owned subsidiary of GARE. GAHA Fund I was created to purchase land and a commercial building that was sold by GAHA Fund I in January 2011. The note receivable is collateralized by the land and commercial building which was purchased with the proceeds from the loan. The note receivable bears interest at a rate of 10% per annum. The principal balance on the note and all unpaid interest was paid by GAHA Fund I in January 2011. Interest income was $10 and $67 for the three months ended March 31, 2011 and 2010, respectively, and is included in interest income in the accompanying condensed consolidated statement of operations. At December 31, 2010, the note receivable in the amount of $2,706 is included in note receivable – related party in the accompanying consolidated balance sheet and accrued interest receivable in the amount of $268 is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet.

On July 8, 2010, the Company loaned $3,224 to GARE for the purposes of investing in GAHA Fund II, LLC, a newly formed joint venture which is 50% owned by GARE. GAHA Fund II, LLC is a special purpose entity created to purchase non-performing distressed real estate loans at a discount to par from a financial institution and market the loans and real estate to third parties. The note receivable bears interest at a rate of 15% per annum and all unpaid principal and interest is due on July 8, 2011. Interest income was $120 for the three months ended March 31, 2011 and is included in interest income in the accompanying condensed consolidated statement of operations. At March 31, 2011 and December 31, 2010, the note receivable in the amount of $3,224 and accrued interest receivable in the amount of $353 and $233 is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

In accordance with the accounting guidance for consolidation of variable interest entities, the Company has determined that the subordinated financing arrangements in the form of notes receivable described above with GARE changes the status of the entities to VIE. The Company, in determining whether or not it is the primary beneficiary of GARE, considered the disproportionate capital contributions that are currently made by the Company, the voting interests of the members of GARE and each member’s ability to direct the activities of GARE. The Company determined it is not the primary beneficiary of the VIE since decisions to direct the operations of GARE are done jointly by the members of GARE and the Company does not have a disproportionate voting interest which allows it to exercise any rights or powers that would enable the Company to direct the activities of GARE that most significantly impact GARE’s economic performance. The accompanying consolidated financial statements do not consolidate GARE. The income (loss) from GARE is accounted for under the equity method of accounting and is included in other income (loss) in the amount $68 and $(412) in the consolidated statements of operations for the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011, the maximum amount of loss exposure related to these VIE’s is equal to the carrying value of the respective notes receivable – related party and accrued interest receivable described above.

NOTE 14—BUSINESS SEGMENTS

The Company’s operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally. The Company’s chief operating decision maker is a committee comprised of the Chief Executive Officer, Vice Chairman and President, and Chief Financial Officer. The Company has several operating subsidiaries through which it delivers specific services. The Company provides auction, liquidation, capital advisory, and other services to stressed or distressed companies in a variety of diverse industries that have included apparel, furniture, jewelry, real estate, and industrial machinery. The Company also provides appraisal and valuation services for retail and manufacturing companies. The Company’s business is classified by management into two reportable segments: Auction and Liquidation and Valuation and Appraisal. These reportable segments are two distinct businesses, each with a different customer base, marketing strategy and management structure. The Valuation and Appraisal reportable segment is an aggregation of the Company’s valuation and appraisal operating segments, which are primarily organized based on the nature of services and legal structure.

Additionally, the Valuation and Appraisal operating segments are aggregated into one reportable segment as they have similar economic characteristics and are expected to have similar long-term financial performance.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share data)

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three months ended March 31,
	2011	2010
Auction and Liquidation reportable segment:
Revenues - Services and fees	$7,824	$5,363
Revenues - Sale of goods	813	1,437

Total revenues	8,637	6,800
Direct cost of services	(2,709)	(2,954)
Cost of goods sold	(908)	(1,544)
Selling, general, and administrative expenses	(2,678)	(1,661)
Depreciation and amortization	(39)	(22)

Segment income	2,303	619

Valuation and Appraisal reportable segment:
Revenues	5,179	5,267
Direct cost of revenues	(2,103)	(2,250)
Selling, general, and administrative expenses	(1,845)	(2,339)
Depreciation and amortization	(37)	(47)

Segment income	1,194	631

Consolidated operating income from reportable segments	3,497	1,250
Corporate and other expenses	(3,192)	(4,447)
Interest income	137	90
Other income (expense)	64	(412)
Interest expense	(328)	(1,033)

Income (loss) before benefit for income taxes	178	(4,552)
Benefit for income taxes	(704)	1,572

Net income (loss)	$(526)	$(2,980)

Capital expenditures:
Auction and Liquidation segment	39	92
Valuation and Appraisal segment	—	24

Total	$39	$116

	As of March 31, 2011	As of December 31, 2010
Total assets:
Auction and Liquidation segment	$65,191	$66,846
Valuation and Appraisal segment	5,891	5,428

Total	$71,082	$72,274

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: volatility in our revenues and results of operations; our ability to generate sufficient revenues to achieve and maintain profitability; our substantial level of indebtedness; the accuracy of our estimates and valuations of inventory or assets in “guarantee” based engagements; potential losses related to our auction or liquidation engagements; potential losses related to purchase transactions in our auction and liquidations business; the potential loss of financial institution clients; changing economic and market conditions; potential liability and harm to our reputation if we were to provide an inaccurate appraisal or valuation; potential mark-downs in inventory in connection with purchase transactions; failure to successfully compete; loss of key personnel; the international expansion of our business; our ability to borrow under our credit facilities as necessary; failure to comply with the terms of our credit agreement; and our ability to meet future capital requirements.

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

Overview

We are a leading provider of asset disposition and valuation and appraisal services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional service firms. We operate our business in two segments: auction and liquidation solutions and valuation and appraisal services. Our auction and liquidation segment seeks to assist clients in maximizing return and recovery rates through the efficient disposition of assets. Such assets include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property. Our valuation and appraisal services segment provides our clients with independent appraisals in connection with asset-based loans, acquisitions, divestitures and other business needs. These services are provided to a wide range of retail, wholesale and industrial companies, as well as lenders, capital providers, private equity investors and professional service firms throughout the United States and Canada and more recently in the United Kingdom as a result of the expansion of our retail liquidation services in Europe in April 2009.

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

In April 2009, we expanded our operations into Europe by opening an office in the United Kingdom. We expect to provide services to help retailers downsize through inventory liquidation and store closures in addition to providing appraisal and valuation services. In 2010, we hired a number of key employees to increase our presence and expand the operations of our retail liquidations solutions business throughout Europe. During 2010, we generated approximately $0.6 million of revenues from services and fees from appraisal and auction and liquidation services engagements in our European operations. During the quarter ended March 31, 2011, we generated approximately $3.3 million in revenue from our European operations. These revenues were primarily generated from two retail liquidation engagements we conducted in the United Kingdom.

In October 2009, we formed GA Capital, LLC (“GA Capital”), a majority owned subsidiary of the Company. GA Capital focuses on services to retailers that are in need of junior secured loans for growth capital, working capital, and turnaround financing as part of our auction and liquidation segment. GA Capital advises borrowers and sources loans between $10 million and $100 million secured by collateral assets of the borrowers, including inventory, accounts receivable, real estate and intellectual property. During the quarter ended March 31, 2011, we generated approximately $1.8 million in revenue from capital advisory services performed by our GA Capital operations.

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

Historically, revenues from our auction and liquidation segment have comprised a significant amount of our total revenues and operating profits. During the years ended December 31, 2010 and 2009, revenues from our auction and liquidation segment were 49.9% and 73.9% of total revenues, respectively. During the three months ended March 31, 2011, revenues from our auction and liquidation segment were 62.5% of total revenues. Our total revenues in the auction and liquidation segment were $8.6 million during the three months ended March 31, 2011 of which $5.1 million, or 59.5% of this total, was generated from our activities in Europe and capital advisory services performed by GA Capital. Revenues we generate in the auction and liquidation segment vary significantly from quarter to quarter and have a significant impact on our operating results from period to period. Revenues from retail and liquidation engagements in the United States and wholesale and industrial auctions were $3.5 million, or 25.3%, of total revenues during the three months ended March 31, 2011. The decrease in the percentage of revenues in the auction and liquidation segment in the United States is primarily due to fewer liquidation engagements as economic conditions for retailers and credit markets have improved from the prior years.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, allowance for doubtful accounts, goods held for sale or auction, goodwill and other intangible assets, share-based compensation and income taxes can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended March 31, 2011.

Results of Operations

The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Condensed Consolidated Statements of Operations

(dollars in thousands)

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Amount	%	Amount	%
Revenues:
Services and fees	$13,003	94.1%	$10,630	88.1%
Sale of goods	813	5.9%	1,437	11.9%

Total revenues	13,816	100.0%	12,067	100.0%

Operating expenses:
Direct cost of services	4,812	34.8%	5,204	43.1%
Cost of goods sold	908	6.6%	1,544	12.8%
Selling, general and administrative expenses	7,791	56.4%	8,516	70.6%

Total operating expenses	13,511	97.8%	15,264	126.5%

Operating income (loss)	305	2.2%	(3,197)	-26.5%

Other income (expense):
Other expense	(4)	0.0%	—	0.0%
Interest income	137	1.0%	90	0.7%
Income (loss) from equity investment in Great American Real Estate, LLC	68	0.5%	(412)	-3.4%
Interest expense	(328)	-2.4%	(1,033)	-8.6%

Income (loss) from operations before income taxes	178	1.3%	(4,552)	-37.7%
(Provision) benefit for income taxes	(704)	-5.1%	1,572	13.0%

Net loss	$(526)	-3.8%	$(2,980)	-24.7%

Revenues. Total revenues increased $1.7 million, or 14.5%, to $13.8 million during the three months ended March 31, 2011 from $12.1 million during the three months ended March 31, 2010. The increase in revenues during the three months ended March 31, 2011 was primarily due to an increase in revenues in the auction and liquidation segment of $1.8 million offset by a decrease in revenues in the valuation and appraisal services segment of $0.1 million as compared to the same period in 2010. The increase in revenues in the auction and liquidation segment in 2011 was primarily due an increase in revenues from capital advisory services in the amount of $1.4 million, an increase in revenues of $1.0 million from retail liquidation engagements and the auction of machinery and equipment offset by a decrease in revenues from gross sales of goods where we held title of $0.6 million. The decrease in revenues of $0.1 million in the valuation and appraisal services segment was primarily due to a decrease in revenues related to appraisals we perform for the monitoring of collateral for financial institutions, lenders, and private equity investors.

Revenue and Gross Margin by Segment

(dollars in thousands)

Auction and Liquidation Segment:

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Amount	%	Amount	%
Revenues:
Services and fees	$7,824	90.6%	$5,363	78.9%
Sale of goods	813	9.4%	1,437	21.1%

Total revenues	8,637	100.0%	6,800	100.0%

Direct cost of services	2,709	31.4%	2,954	43.4%
Cost of goods sold	908	10.5%	1,544	22.7%

Total operating expenses	3,617	41.9%	4,498	66.1%

Gross margin	$5,020	58.1%	$2,302	33.9%

Gross margin services and fees	65.4%		44.9%
Gross margin sales of goods	-11.7%		-7.4%

Revenues in the auction and liquidation segment increased $1.8 million, or 27.0%, to $8.6 million during the three months ended March 31, 2011 from $6.8 million during the three months ended March 31, 2010. Revenues from services and fees increased to $7.8 million during the three months ended March 31, 2011, an increase of $2.4 million, or 45.9%, from $5.4 million during the three months ended March 31, 2010. The increase in revenues from services and fees was primarily due to an increase in revenues of $1.4 million from capital advisory services and an increase in revenues from retail liquidation engagements in the United Kingdom of $3.3 million from our European expansion efforts, offset by a decrease in revenues of $2.9 million from retail liquidation engagements and the auction of machinery and equipment in the United States. The decrease in revenues from retail liquidation engagements in the United States was primarily due to a decrease in retail liquidation engagements where we provide a minimum recovery value for goods sold and consumer product retailers conducting bankruptcy liquidation sales. Revenues from gross sales of goods where we held title to the goods decreased to $0.8 million during the three months ended March 31, 2011 from $1.4 million during the three months ended March 31, 2010. The decrease in gross revenues from the sales of goods where we held title to the goods was primarily due the sale of goods with lower asset values in 2011 as compared to 2010.

Gross margin in the auction and liquidation segment increased to 58.1% of revenues during the three months ended March 31, 2011, as compared to 33.9% of revenues during the three months ended March 31, 2010. The increase in the gross margin during the three months ended March 31, 2011 was primarily due to an increase in revenues from capital advisory services and retail liquidation engagements we performed in the United Kingdom.

Gross margin from the sales of goods where we held title decreased to (11.7%) during the three months ended March 31, 2011 as compared to a gross margin of (7.4%) during the three months ended March 31, 2010. The gross margin was unfavorably impacted by liquidation sales of certain equipment with lower profit margins in 2011 as compared to the same period in 2010.

Valuation and Appraisal Segment:

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Amount	%	Amount	%
Revenues - Services and fees	$5,179	100.0%	$5,267	100.0%
Direct cost of services	2,103	40.6%	2,250	42.7%

Gross margin	$3,076	59.4%	$3,017	57.3%

Revenues in the valuation and appraisal segment decreased $0.1 million, or 1.7%, to $5.2 million during the three months ended March 31, 2011 from $5.3 million during the three months ended March 31, 2010. The decrease in revenues was primarily due to a decrease in revenues related to appraisals we perform for the monitoring of collateral for financial institutions, lenders, and private equity investors.

Gross margins in the valuation and appraisal segment increased to 59.4% of revenues during the three months ended March 31, 2011 as compared to 57.3% of revenues during the three months ended March 31, 2010. Gross margins in 2011 were favorably impacted by the cost reduction measures that were implemented in October 2010 which resulted in a decrease in headcount and travel and entertainment related expenses in the valuation and appraisal segment as compared to 2010.

Operating Expenses

Direct Costs of Services. Total direct costs of services decreased $0.4 million, or 7.5%, to $4.8 million during the three months ended March 31, 2011 from $5.2 million during the three months ended March 31, 2010. Direct costs of services in the auction and liquidation segment decreased $0.3 million, or 8.3%, to $2.7 million during the three months ended March 31, 2011 from $3.0 million during the three months ended March 31, 2010. The decrease in expenses was primarily due to a decrease in the number of fee and commission type engagements where we contractually bill fees, commissions and reimbursable expenses as compared to the same period in 2010. Direct costs of services in the valuation and appraisal services segment decreased $0.1 million, or 6.5%, to $2.1 million during the three months ended March 31, 2011. The decrease was primarily due to cost reduction measures that were implemented in October 2010 which resulted in a decrease in headcount in the valuation and appraisal segment in 2011 as compared to the same period in 2010.

Cost of Goods Sold. Cost of goods sold decreased $0.6 million to $0.9 million during the three months ended March 31, 2011 from $1.5 million during the three months ended March 31, 2010. As a percentage of gross sales of goods where we hold title to the goods, costs of goods sold was 111.7% during the three months ended March 31, 2011 as compared to 107.4% during the three months ended March 31, 2010. The increase in cost of goods sold as a percentage of gross sales of goods was primarily the result of the sale of goods with lower asset values and gross margins in the three months ended March 31, 2011 as compared to the same period in 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended March 31, 2011 and 2010 were comprised of the following:

Selling, General and Administrative Expenses by Segment

	Three months ended March 31, 2011		Three months ended March 31, 2010		Change
	Amount	%	Amount	%	Amount	%
Auction and liquidation	$2,717	34.8%	$1,683	19.8%	$1,034	61.4%
Valuation and appraisal	1,882	24.2%	2,386	28.0%	(504)	-21.1%
Corporate and other	3,192	41.0%	4,447	52.2%	(1,255)	-28.2%

Total selling, general & administrative expenses	$7,791	100.0%	$8,516	100.0%	$(725)	-8.5%

Total selling, general and administrative expenses decreased $0.7 million, or 8.5%, to $7.8 million during the three months ended March 31, 2011 from $8.5 million for the three months ended March 31, 2010. The decrease in selling, general and administrative expenses was primarily due to a decrease in corporate and other and selling, general and administrative expenses in the valuation and appraisal segment offset by an increase in selling, general and administrative expenses in the auction and liquidation segment. Selling, general and administrative expenses in the auction and liquidation segment increased $1.0 million, or 61.4%, to $2.7 million during the three months ended March 31, 2011 from $1.7 million for the three months ended March 31, 2010. The increase was primarily due to an increase in payroll and operating expenses from our GA Keen Realty Advisors division, which was formed in January 2011, and the continued expansion of our European operations during the three months ended March 31, 2011 as compared to the same period in 2010.

Selling, general and administrative expenses in the valuation and appraisal services segment decreased $0.5 million, or 21.1%, to $1.9 million during the three months ended March 31, 2011 from $2.4 million for the three months ended March 31, 2010. The decrease was primarily due to a decrease in headcount and a decrease in professional fees paid to outside consultants in 2011 as compared to 2010. Selling, general and administrative expenses for corporate and other decreased $1.3 million, or 28.2%, to $3.2 million during the three months ended March 31, 2011 from $4.5 million for the three months ended March 31, 2010. This decrease was primarily due to a decrease of $0.9 million in share based compensation expense related to consideration paid to the Phantom Equityholders in connection with the Acquisition on July 31, 2009 and $0.4 million payroll and related expenses as a result of the cost reduction measures implemented in October 2010, which included a voluntary salary reduction to the base salaries of the executive officer’s and members of senior management ranging from 10% to 40%.

Other Income (Expense). Other income was $0.2 million during the three months ended March 31, 2011 as compared to other expense of $0.3 million during the three months ended March 31, 2010. The increase in other income is primarily due to income from our 50% share of income generated from the operations of Great American Real Estate, LLC (“GARE”), a joint venture with Kelly Capital, which totaled $0.1 million during the three months ended March 31, 2011 as compared to the loss of $0.4 million during the three months ended March 31, 2010. Interest income totaled $0.1 million during each of the three month periods ended March 31, 2011 and 2010.

Interest Expense. Interest expense decreased to $0.3 million during the three months ended March 31, 2011 from $1.0 million during the three months ended March 31, 2010. The decrease in interest expense in the three months ended March 31, 2011 was primarily due to a decrease in interest expense of $0.4 million on the notes payable to the Great American Members and Phantom Equityholders as a result of the reduction in the interest rate on certain promissory notes in May 2010 and the reversal of interest expense of $0.3 million that was accrued during the period from the date of the expiration of the First Amendment To Credit Agreement on November 18, 2010 to December 31, 2010. The reversal of interest expense of $0.3 million during three months ended March 31, 2011 is the result of the execution of the Second Amendment to Credit Agreement that is collateralized by machinery and equipment as more fully described in Note 8 to the accompanying condensed consolidated financial statements.

Income (Loss) from Operations Before Income Taxes. Income from operations before income taxes was $0.2 million during the three months ended March 31, 2011 as compared to a loss from operations before income taxes of $4.6 million during the three months ended March 31, 2010. The decrease in the loss from operations before income taxes during the period was primarily due to the increase in revenues and profits earned in the auction and liquidation segment and reductions in selling, general and administrative expenses from the cost reduction measures that were implemented in October 2010 and a decrease in interest expense as more fully described above.

Net Loss. Net loss for the three months ended March 31, 2011 was $0.5 million, a decrease of $2.5 million, from a net loss of $3.0 million during the three months ended March 31, 2010. The decrease in net loss during the three months ended March 31, 2011 was primarily due to the increase in revenues and profits earned in the auction and liquidation segment and reduction in selling, general and administrative expenses from the cost reduction measures that were implemented in October 2010 and a decrease in interest expense as more fully described above.

Liquidity and Capital Resources

Our operations have been funded through a combination of operating profits generated from operations and more recently from proceeds received from AAMAC in connection with the Acquisition, which was completed on July 31, 2009. During the three months ended March 31, 2011 and year ended December 31, 2010, the profits generated by our auction and liquidation segment have been negatively impacted by fewer retail liquidation engagements conducted by us. As economic conditions and credit markets have improved for retailers, the number of large retail liquidation engagements in the auction and liquidation industry has decreased from historical levels. These factors, in addition to the interest expense on the $53.9 million of subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, have resulted in the net use of $0.2 million of cash from operations during the three months ended March 31, 2011 and $5.4 million of cash from operations during the year ended December 31, 2010.

On May 4, 2010, we entered into individual amendments (each, an Amendment and collectively, the “Amendments”) to an aggregate of $52.4 million of the $55.6 million principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders in connection with the Acquisition and the interest rate was reduced from 12.0% per annum to 3.75% per annum. In addition, the maturity date for $47.0 million of the $55.6 million principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members was extended to July 31, 2018, subject to annual prepayments based upon our cash flow, provided that we are not obligated to make such prepayments if our minimum adjusted cash balance is below $20.0 million. We were not obligated to make prepayments under the notes for the fiscal year ended December 31, 2010. The terms of these Amendments significantly reduce the annual cash required to service this debt. In addition, on October 27, 2010, we entered into individual waivers for an aggregate of $51.3 million of the $53.9 million principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, whereby the noteholders agreed to permit us to defer the payment of interest payments due on each of October 31, 2010, January 31, 2011, and April 30, 2011 until July 31, 2011. As a result, on July 31, 2011 we will be obligated to pay a total of $2.1 million in interest to the Phantom Equityholders and each of the Great American Members entering into such waivers. The interest owed on the promissory notes entered into by the Phantom Equityholders not entering into such waivers continues to accrue at an interest rate of 12.0% per annum and is paid out on a quarterly basis when due. As of March 31, 2011, we had accrued interest payable in connection with the promissory notes in the amount of $1.3 million.

In addition to amending the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, we implemented cost reduction measures in September 2010 that have resulted in a reduction in employee headcount of approximately 7%, a voluntary reduction in base salaries of senior executives that ranged from 10% to 40%, and other cost savings measures which we expect to result in an aggregate total of approximately $2.2 million in cost savings on an annual basis.

As of March 31, 2011, we had $21.9 million in unrestricted cash and no borrowings outstanding under our asset based credit facility. We believe that our current cash and cash equivalents, funds available under our asset based credit facility and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and service interest and principal payments due on our long term debt.

	Three Months Ended March 31,
	2011	2010
Net cash provided by (used in):
Operating activities	$(162)	$(5,938)
Investing activities	2,508	(2,513)
Financing activities	(526)	(1,241)
Effect of foreign currency on cash	2	—

Net increase (decrease) in cash and cash equivalents	$1,822	$(9,692)

Cash used in operating activities was $0.2 million for the three months ended March 31, 2011 compared to cash used in operating activities of $5.9 million in the same period in 2010. The decrease in cash used in operating activities in 2011 was primarily due to an increase in revenues and income from operations in the auction and liquidation segment and reductions in selling, general and administrative expenses from the cost reduction measures that were implemented in October 2010 and a decrease in interest expense. Net cash provided by investing activities was $2.5 million for the three months ended March 31, 2011 compared to cash provided by investing activities of $2.5 million during the three months ended March 31, 2010. The increase in net cash provided by investing activities in 2011 was primarily due to payment of the principal balance of the note payable – related party in the amount of $2.7 million offset by a use of cash of $0.2 million due to an increase in restricted cash and purchase of property and equipment. Cash used in financing activities was $0.5 million for the three months ended March 31, 2011 compared to cash used in financing activities of $1.2 million during the three months ended March 31, 2010. Cash used in financing activities in 2011 consisted of $0.1 million used for the payment of employment taxes on the vesting of restricted stock that was awarded to the Phantom Equityholders in connection with the Acquisition and $0.4 million of distributions to noncontrolling interests.

Credit Agreements

From time to time, we utilize our asset based credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. We are permitted to borrow up to $100.0 million under the credit facility; however, borrowings under the credit facility are only made at the discretion of the lender. The base rate for the credit facility is the greater of (i) the Wells Fargo prime rate, (ii) LIBOR plus 1.00% and (iii) the Federal Funds Effective Rate plus 0.50%. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. The credit facility also provides for success fees in the amount of 5% to 20% of the profits earned on the liquidation contract, if any. We typically seek borrowings on an engagement-by- engagement basis. The credit facility expires in July 2013; however, borrowings under the credit facility are generally required to be repaid within 180 days. At March 31, 2011 and December 31, 2010, there was no outstanding balance under the credit facility for borrowing or outstanding letters of credit. As of March 31, 2011, we were in compliance with all covenants under the credit facility.

On May 29, 2008, Great American Group Energy Equipment, LLC (“GAGEE”) entered into a credit agreement to finance the purchase of oil rigs and other equipment related to the oil exploration business to be sold at auction or liquidation. The principal amount of the loan was $12.0 million and the initial interest rate was 20% per annum. The loan is collateralized by the oil rigs and other equipment related to the oil exploration business that were purchased with the proceeds from the loan. GAGEE is required to make principal and interest payments from proceeds from the sale of the oil rigs and other equipment related to the oil exploration business. GAGEE is a special purpose entity created to purchase the oil rigs and other equipment related to the oil exploration business, whose assets consist only of the oil rigs and other equipment related to the oil exploration business in question and whose liabilities are limited to the lenders’ note and certain operational expenses related to this transaction. GAGEE entered into a forbearance agreement with the lenders and administrative agent effective September 27, 2009 and an amendment to the credit agreement effective December 18, 2009. Pursuant to the terms of the amendment, the interest rate was reduced from 20% to 0% and the lender agreed to reimburse GAGEE for certain expenses from proceeds of the sale of assets that collateralize the amended credit agreement. The forbearance agreement expired on November 18, 2010. The Company and GAGEE entered into the Second Amendment to Credit Agreement on May 9, 2011, which extends the maturity date of the note payable to November 19, 2011 with an interest rate of 0% through maturity. The Second Amendment to Credit Agreement also provides for the lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable GAG, LLC guaranteed GAGEE’s liabilities to the lenders up to a maximum of $1.2 million. GAG, LLC made a payment of $1.2 million on October 9, 2009 in full satisfaction of its guaranty under the credit agreement, which reduced the principal amount of borrowings and interest due under the credit agreement. The credit agreement does not provide for other recourse against us, GAG, LLC or any of our other subsidiaries. At March 31, 2011, the aggregate principal balance of the note payable by GAGEE was $11.7 million.

One of our majority owned subsidiaries utilizes a factoring agreement to provide working capital to finance the operations within the valuation and appraisal segment. The factoring agreement is scheduled to expire on May 22, 2011. We are currently in discussions to obtain a new factoring arrangement. The factoring agreement provides for the factor, at its discretion, to purchase on a nonrecourse basis, all of our subsidiary’s customer receivables. The factor is responsible for servicing the receivables and pays 90% of the net receivable invoice amount upon request by our subsidiary and retains the remaining 10% in a reserve. Accounts receivable sold to the factor were $3.5 million during each of the three month periods ended March 31, 2011 and 2010.

Off Balance Sheet Arrangements

On January 4, 2010, we loaned $2.7 million to GAHA Fund I, a wholly-owned subsidiary of Great American Real Estate, LLC (“GARE”) which is a joint venture 50% owned by us and 50% owned by Kelly Capital, LLC. GAHA Fund I was created to purchase land and a commercial building that was sold by GAHA Fund I in January 2011. The note receivable is collateralized by the land and commercial building which was purchased with the proceeds from the loan. The note receivable bore interest at a rate of 10% per annum. The principal balance on the note and all unpaid interest was paid by GAHA Fund I in January 2011.

On July 8, 2010, we loaned $3.2 million to GARE for the purposes of investing in GAHA Fund II, LLC, a joint venture which is 50% owned by GARE. GAHA Fund II, LLC is a special purpose entity created to purchase non-performing distressed real estate loans at a discount to par from a financial institution and market the loans and real estate to third parties. The note receivable bears interest at a rate of 15% per annum and all unpaid principal and interest is due on July 8, 2011. Interest income was $0.1 million for the three months ended March 31, 2011. At March 31, 2011, accrued interest receivable on the note receivable was $0.4 million.

Other than with respect to our arrangements with GAHA Fund I, GAHA Fund II and GARE, as further described in Note 13 “Related Party Transactions” to our condensed consolidated financial statements, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements and do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, established for the purpose of facilitating off-balance sheet arrangements. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

New Accounting Standards

See Note 2—”Summary of Significant Accounting Policies” to condensed consolidated financial statements for information regarding new accounting guidance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of our fiscal quarter ended March 31, 2011. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

Although we have had profitable quarterly and annual periods, we incurred a net loss during the three months ended March 31, 2011 and year ended December 31, 2010. Our operations in 2011 and 2010 were negatively impacted by fewer liquidation engagements as economic conditions for retailers and credit markets improved from the prior years and a decline in revenues from the auction of machinery and equipment. In the past, we also incurred losses from discontinued operations relating to our former retail furniture liquidation solutions business. It is possible that we will continue to experience losses with respect to our current operations as we expand our operations through new business areas. In addition, we expect that our operating expenses will increase to the extent that we grow our business. We may not be able to generate sufficient revenues to maintain profitability.

Our substantial level of indebtedness may make it difficult for us to satisfy our debt obligations and may adversely affect our ability to obtain financing for working capital, capitalize on business opportunities or respond to adverse changes in our industry.

In connection with the consummation of the Acquisition on July 31, 2009, we issued subordinated unsecured promissory notes in the principal amount of $55.6 million payable to the Great American Members and the Phantom Equityholders, which includes our Vice Chairman and CEO who own or control, in the aggregate, 10,560,000 shares of our common stock or 34.6% of our outstanding common stock as of December 31, 2010. As of December 31, 2010, an aggregate principal amount of $53.9 million remains outstanding on the promissory notes. On May 3, 2010, we entered into individual amendments to an aggregate of $52.4 million of the notes, which reduced the interest rate on the amended notes from 12.0% to 3.75% per annum, and further amended the $47.0 million in notes held by the Great American Members to provide for the extension of the maturity date to July 31, 2018 (subject to annual prepayments based upon our cash flow, with certain limitations). On October 27, 2010, we entered into individual waivers related to $51.3 million of the $53.9 million in notes then outstanding, whereby the noteholders agreed to permit us to defer payment of the interest payments that would otherwise be due on each of October 31, 2010, January 31, 2011, and April 30, 2011 until July 31, 2011. However, despite these amendments to the promissory notes and the waivers of our obligation to make interest payments described above, we may not have sufficient funds available to make payments of interest or principal on the promissory notes in the future, and we may be unable to obtain further waivers or amendments from the noteholders. If we are required to make such payments, we may be required to use funds that would otherwise be required to operate our business, which could have a material impact on our business and financial results. As of March 31, 2011, we have accrued $1.3 million in unpaid interest under the promissory notes. This indebtedness could have material consequences for our business, operations and liquidity position, including the following:

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

Our executive officers, directors and their affiliates own or control, in the aggregate, approximately 40.8% of our outstanding common stock as of December 31, 2010. In particular, our Vice Chairman and CEO own or control, in the aggregate, 10,560,000 shares of our common stock or 34.4% of our outstanding common stock as of December 31, 2010. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Defaults under our credit agreement could have an adverse impact on our ability to finance potential engagements.

The terms of our current credit agreement contains a number of events of default and, in the past, we have defaulted under our credit agreements for failing to provide timely financial statements and for failing to maintain minimum net worth requirements. Should we default under any of our credit agreements in the future, lenders may take any or all remedial actions set forth in such credit agreement, including, but not limited to, accelerating payment and/or charging us a default rate of interest on all outstanding amounts, refusing to make any further advances or issue letters of credit, or terminating the line of credit. As a result of our reliance on lines of credit and letters of credit, any default under a credit agreement, or remedial actions pursued by lenders following any default under a credit agreement, may require us to immediately repay all outstanding amounts, which may preclude us from pursuing new liquidation and disposition engagements and may increase our cost of capital, each of which may have a material adverse effect on our financial condition and results of operations.

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

On May 9, 2011, GAGEE, a subsidiary of the Company, and GAG, LLC, a subsidiary of the Company, entered into a Waiver and Second Amendment to Credit Agreement (the “Second Amendment”) with Garrison Loan Agency Services LLC (“Administrative Agent”), relating to the Credit Agreement, dated as of May 29, 2008 (the “Credit Agreement”), by and among GAGEE, as borrower, GAG, LLC, as guarantor, the Lenders and the Administrative Agent. GAGEE was formed in 2008 as a special purpose limited liability company to finance the purchase of certain equipment which, at March 31, 2011, had a net book value of approximately $11.6 million. The first amendment to the Credit Agreement, dated as of December 18, 2009, expired on November 18, 2010 and the principal amount of borrowings and interest due under the Credit Agreement, which totaled approximately $11.7 million as of such date, became due and payable by GAGEE.

Pursuant to the terms of the the Second Amendment, the maturity date of the Credit Agreement was extended to December 31, 2011 with an interest rate of 0% through maturity. The Second Amendment also provides for the Lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable as more fully described in the Second Amendment. The Second Amendment does not provide for recourse against GAG, LLC or the Company. At March 31, 2011, the aggregate principal balance of the note payable was $11.7 million.

The preceding summary of the material provisions of the Second Amendment is qualified in its entirety by reference to the complete text of the Second Amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

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

GREAT AMERICAN GROUP, INC.

Date: May 16, 2011	By:	/s/ PAUL S. ERICKSON
	Name:	Paul S. Erickson
	Title:	Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1	Waiver and Second Amendment to Credit Agreement, dated as of May 9, 2011, by and among Great American Group Energy Equipment, LLC, Great American Group, LLC and Garrison Loan Agency Services LLC*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934*

32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†

32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†

*	Filed herewith.
†	These exhibits are being “furnished” and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.