Form 10-Q
period 2011-06-30
Great American Group, Inc.
filed 2011-08-15
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐       Accelerated filer ☐      Non-accelerated filer ☐     Smaller reporting company ☒
   (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

 As of August 10, 2011, there were 30,800,334 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Great American Group, Inc.
Quarterly Report on Form 10-Q
For The Quarter Ended June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par value)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,390	$20,080
Accounts receivable, net	4,884	3,087
Advances against customer contracts	372	3,063
Goods held for sale or auction	12,839	13,504
Note receivable - related party	3,224	5,930
Deferred income taxes	5,128	5,463
Prepaid expenses and other current assets	2,039	1,353
Total current assets	45,876	52,480
Property and equipment, net	1,241	1,369
Goodwill	5,688	5,688
Other intangible assets, net	140	221
Deferred income taxes	11,866	11,372
Note receivable	2,415	—
Other assets	850	1,144
Total assets	$68,076	$72,274
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$8,681	$10,631
Auction and liquidation proceeds payable	307	1,712
Mandatorily redeemable noncontrolling interests	2,639	2,858
Revolving line of credit	2,290	—
Current portion of long-term debt	1,724	1,724
Note payable	11,705	12,014
Current portion of capital lease obligation	27	27
Total current liabilities	27,373	28,966
Capital lease obligation, net of current portion	29	42
Long-term debt, net of current portion	52,169	52,169
Total liabilities	79,571	81,177
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 135,000,000 shares authorized; 30,800,334 and 30,559,036 issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	4	4
Additional paid-in capital	3,191	2,878
Retained earnings (deficit)	(14,567)	(11,792)
Accumulated other comprehensive income (loss)	(123)	7
Total stockholders' equity (deficit)	(11,495)	(8,903)
Total liabilities and stockholders' equity (deficit)	$68,076	$72,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues:
Services and fees	$9,569	$2,279	$22,572	$12,909
Sale of goods	262	2,936	1,075	4,373
Total revenues	9,831	5,215	23,647	17,282
Operating expenses:
Direct cost of services	3,479	2,882	8,291	8,086
Cost of goods sold	405	3,993	1,313	5,537
Selling, general and administrative expenses	8,160	8,083	15,951	16,599
Total operating expenses	12,044	14,958	25,555	30,222
Operating loss	(2,213)	(9,743)	(1,908)	(12,940)
Other income (expense):
Other income (expense)	(6)	—	(10)	—
Interest income	153	87	290	177
Income (loss) from equity investment in Great American Real Estate, LLC	(416)	(455)	(348)	(867)
Interest expense	(625)	(759)	(953)	(1,792)
Loss before income taxes	(3,107)	(10,870)	(2,929)	(15,422)
Benefit for income taxes	858	4,263	154	5,835
Net loss	$(2,249)	$(6,607)	$(2,775)	$(9,587)
Weighted average basic shares outstanding	28,460,392	27,998,705	28,410,908	27,949,607
Weighted average diluted shares outstanding	28,460,392	27,998,705	28,410,908	27,949,607
Basic and diluted loss per share	$(0.08)	$(0.24)	$(0.10)	$(0.34)
Diluted loss per share	$(0.08)	$(0.24)	$(0.10)	$(0.34)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
For the Six Months Ended June 30, 2011
(Unaudited)
(Dollars in thousands)

							Accumulated	Total
					Additional	Retained	Other	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	(Deficit)

Balance, January 1, 2011	—	$—	30,559,036	$4	$2,878	$(11,792)	$7	$(8,903)
Vesting of restricted stock, net of shares withheld for employee taxes	—	—	241,298	—	(108)	—	—	(108)
Share based compensation	—	—	—	—	421	—	—	421
Net loss for the six months ended June 30, 2011	—	—	—	—	—	(2,775)	—	(2,775)
Foreign currency translation adjustment	—	—	—	—	—	—	(130)	(130)
Balance, June 30, 2011	—	$—	30,800,334	$4	$3,191	$(14,567)	$(123)	$(11,495)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,775)	$(9,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	439	375
Provision for doubtful accounts	–	45
Impairment of goods held for sale or auction	–	1,308
Share-based payments	421	2,398
Effect of foreign currency on operations	(118)	–
Non-cash interest	(580)	–
Loss from equity investment in Great American Real Estate, LLC	416	867
Loss on disposal of assets	3	2
Deferred income taxes	(159)	(5,835)
Income allocated to mandatorily redeemable noncontrolling interests	1,393	661
Change in operating assets and liabilities:
Accounts receivable and advances against customer contracts	894	(4,837)
Income taxes receivable	–	249
Goods held for sale or auction	665	(250)
Prepaid expenses and other assets	(388)	1,537
Accounts payable and accrued expenses	(1,949)	534
Auction and liquidation proceeds payable	(1,405)	237
Net cash used in operating activities	(3,143)	(12,296)
Cash flows from investing activities:
Purchases of property and equipment	(233)	(370)
Decrease (increase) in note receivable - related party	2,706	(2,706)
Increase in note receivable	(2,409)	–
Equity investment in Great American Real Estate, LLC	(156)	(1,775)
Increase in restricted cash	–	(1,436)
Net cash used in investing activities	(92)	(6,287)
Cash flows from financing activities:
Proceeds from asset based credit facility, net	–	8,746
Proceeds from revolving line of credit	2,290	–
Repayments of long-term debt and capital lease obligations	(13)	(12)
Payment of employment taxes on vesting of restricted stock	(108)	(948)
Distribution to noncontrolling interests	(1,612)	(699)
Net cash provided by financing activities	557	7,087
Decrease in cash and cash equivalents	(2,678)	(11,496)
Effect of foreign currency on cash	(12)	–
Net decrease in cash and cash equivalents	(2,690)	(11,496)
Cash and cash equivalents, beginning of period	20,080	37,989
Cash and cash equivalents, end of period	$17,390	$26,493
Supplemental disclosures:
Interest paid	$193	$2,350

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

Over the past years, the Company’s growth has been funded through a combination of profits generated from operations and more recently from proceeds received from AAMAC in connection with the Acquisition. During the year ended December 31, 2010 and six months ended June 30, 2011, the operating profits generated by the Company’s Auction and Liquidation segment have been negatively impacted due to fewer retail liquidation engagements conducted by the Company. As economic conditions and credit markets have improved for retailers, the number of large retail liquidation engagements in the auction and liquidation industry has decreased from historical levels. These factors, in addition to the interest expense on the $53,893 of subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, have resulted in the net use of $3,143 and $6,083 of cash from operations during the six months ended June 30, 2011 and year ended December 31, 2010, respectively.

On May 4, 2010, the Company entered into individual amendments that reduced the interest rate from 12.0% per annum to 3.75% per annum for $52,419 of the $55,617 principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders. In addition, the maturity date for $46,996 of the $55,617 principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members was extended to July 31, 2018, subject to annual prepayments based upon the Company’s cash flow subject to certain limitations as provided in the amendment to the notes payable, including, without limitation, the Company’s maintenance of a minimum adjusted cash balance of $20,000. The terms of these amendments significantly reduce the annual cash required to service this debt. On October 27, 2010, the Company entered into individual waivers related to an aggregate of $51,334 of the $53,893 principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, whereby the noteholders agreed to permit the Company to defer payment of interest payments due on each of October 31, 2010, January 31, 2011, and April 30, 2011 until July 31, 2011.

In addition to amending the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, the Company implemented cost reduction measures in September 2010 which resulted in a reduction in employee headcount, reduction in base salaries to senior executives, and other cost savings measures. On July 26, 2011 and August 3, 2011, the Company entered into individual waivers which extended the payment date for $1,418 of the $1,724 of principal amount originally due and payable on July 31, 2011.  Of the $1,418 principal amount originally due on July 31, 2011, two of the Phantom Equityholders extended the payment date for an aggregate amount $649 until August 31, 2011, one of the Phantom Equityholders extended the payment for an aggregate amount of $297 until October 15, 2011, and the two other Phantom Equityholders extended the payment date for an aggregate amount $472 until December 15, 2011.  Interest will accrue at each of the notes respective note rates until the principal amount is paid.  The Company continues to have the right to prepay the extended amounts prior to extended due dates.  In addition, effective July 31, 2011, the Company entered into individual amendments that increased the principal amount of the promissory notes with Andy Gumaer and Harvey Yellen, the two former Great American Members, both of whom are executive officers and directors of the Company, by an aggregate amount of $1,762 of accrued interest that was originally due on July 31, 2011. The addition to the principal amount will accrue interest at the note rate of 3.75% and continue to be subject to annual prepayments based upon the Company’s cash flow and the maintenance of a minimum adjusted cash balance as provided in the notes prior to the capitalization of the accrued interest. As a result, the principal balance of the promissory notes to the two former Great American Members increased from an aggregate amount of $46,996 to $48,759.

On July 31, 2011, the Company entered into individual waivers which extended the payment date for $1,103 of the $1,724 of principal amount originally due and payable on July 31, 2011 to December 15, 2011.  The $1,103 will accrue interest at the note rate of $3.75% and may be prepaid at the Company’s option prior to December 15, 2011.  In addition, on July 31, 2011, the Company entered into individual amendments that (a) reduced the interest rate on the principal outstanding of the subordinated unsecured promissory note amount of $1,335 with one of the Phantom Equityholders, and (b) increased the principal amount of the promissory notes with the former Great American Members by the $1,762 of accrued interest that was originally due on July 31, 2011 ($1,613 accrued at June 30, 2011).  The addition to the principal amount will accrued interest at the note rate of 3.75% and be subject to annual prepayments based upon the Company’s cash flow and the maintenance of a minimum adjusted cash balance as discussed above.

As of June 30, 2011, the Company had $17,390 in cash and $2,290 of borrowings outstanding under the accounts receivable revolving credit facility. The Company believes that its current cash and cash equivalents, funds available under its asset based credit facility and cash expected to be generated from operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. The Company continues to monitor its financial performance to ensure sufficient liquidity to fund operations.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC.  Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements as permitted under applicable rules and regulations.  In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

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

Revenues in the Valuation and Appraisal segment are primarily comprised of fees for valuation and appraisal services. Revenues are recognized upon the delivery of the completed services to the related customers and collection of the fee is reasonably assured. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs which totaled $621 and $594 for the three months ended June 30, 2011 and 2010, respectively, and $1,190 and $1,228 for the six months ended June 30, 2011 and 2010, respectively.

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

Commission and fees earned on the sale of goods at auction and liquidation sales are recognized when evidence of an arrangement exists, the sales price has been determined, title has passed to the buyer and the buyer has assumed the risks of ownership, and collection is reasonably assured. The commission and fees earned for these services are included in revenues in the accompanying consolidated statement of operations. Under these types of arrangements, revenues also include contractual reimbursable costs which totaled $385 and $435 for three months ended June 30, 2011 and 2010, respectively, and $1,332 and $3,110 for the six months ended June 30, 2011 and 2010, respectively.

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

In the normal course of business, the Company will enter into collaborative arrangements with other merchandise liquidators to collaboratively execute auction and liquidation contracts. The Company’s collaborative arrangements specifically include contractual agreements with other liquidation agents in which the Company and such other liquidation agents actively participate in the performance of the liquidation services and are exposed to the risks and rewards of the liquidation engagement. The Company’s participation in collaborative arrangements including its rights and obligations under each collaborative arrangement can vary. Revenues from collaborative arrangements are recorded net based on the proceeds received from the liquidation engagement. Amounts paid to participants in the collaborative arrangements are reported separately as direct costs of revenues. Revenue from collaborative arrangements in which the Company is not the majority participant is recorded net based on the Company’s share of proceeds received. There were $584 of revenues and $459 of direct cost of services subject to collaborative arrangements during the three months ended June 30, 2011,  $1,804 of revenues and $1,130 of direct cost of services subject to collaborative arrangements during the six months ended June 30, 2011.  There were no revenues and expenses subject to collaborative arrangements during the three and six months ended June 30, 2010.

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

The Company’s activities in the Auction and Liquidation segment are executed frequently with, and on behalf of, distressed customers and secured creditors. Concentrations of credit risk can be affected by changes in economic, industry, or geographical factors. The Company seeks to control its credit risk and potential risk concentration through risk management activities that limit the Company’s exposure to losses on any one specific liquidation services contract or concentration within any one specific industry. To mitigate the exposure to losses on any one specific liquidation services contract, the Company sometimes conducts operations with third parties through collaborative arrangements. Revenues from one liquidation service contract in the United Kingdom represented 6.7% of total revenues during the six months ended June 30, 2011.

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

Accounts receivable represents amounts due from the Company’s valuation and appraisal customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. There was no bad debt expense during the six months ended June 30, 2011 and bad debt expense totaled $45 for the six months ended June 30, 2010. Bad debt expense is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

(i)	Goods Held for Sale or Auction

Goods held for sale or auction are stated at the lower of cost, determined by the specific-identification method, or market.

(j)	Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Property and equipment under capital leases are stated at the present value of minimum lease payments.  Depreciation and amortization expense was $226 and $195 for the three months ended June 30, 2011 and 2010, respectively, and $439 and $375 for the six months ended June 30, 2011 and 2010, respectively.

(j)	Goodwill and Other Intangible Assets

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

(k)	Notes Receivable

On May 6, 2011, the Company received a $2,598 note receivable from a third party as part of the proceeds from the sale of certain wholesale and industrial machinery and equipment at an auction.  The note is collateralized by the wholesale and industrial machinery and equipment.  The note receivable bears interest at a rate of prime rate plus 3% per annum (6.0% at June 30, 2011). In connection with the issuance of the note receivable, the Company recorded a discount in the amount of $189 to reflect a fair market value rate on the note of 8.0%.  Interest at the note rate of prime plus 3% is payable monthly and the principal amount of the note receivable is due and payable upon maturity on May 5, 2016.

(l)	Fair Value Measurements

On January 1, 2009, the Company adopted the new accounting guidance and all other guidance related to fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

The Company records mandatorily redeemable noncontrolling interests that were issued after November 5, 2003 at fair value (see Note 12(a)) with fair value determined in accordance with the Codification. The following table below presents information about the Company’s mandatorily redeemable noncontrolling interests that are measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 which are categorized using the three levels of fair value hierarchy. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following tables present information on the liabilities measured and recorded at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.

	Financial Assets Measured at Fair Value on a
	Recurring Basis at June 30, 2011, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	June 30,	identical assets	inputs	inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,257	$-	$-	$2,257
Total liabilities measured at fair value	$2,257	$-	$-	$2,257

	Financial Assets Measured at Fair Value on a
	Recurring Basis at December 31, 2010, Using
		Quoted prices
	Fair Value at	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,132	$-	$-	$2,132
Total liabilities measured at fair value	$2,132	$-	$-	$2,132

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

(m)	Fiduciary Funds

The accompanying condensed consolidated balance sheets do not include fiduciary funds, which are held by the Company on behalf of clients in connection with the administration of loans in the performance of capital advisory services and which amounted to $334 and $6,945 at June 30, 2011 and December 31, 2010, respectively.

(n)	Other Comprehensive Loss

Other comprehensive loss for the six months ended June 30, 2011 is comprised of net loss of $2,249 and loss from foreign currency translation adjustment of $130 resulting in a total comprehensive loss of $2,379.

(o)	Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, “ Intangibles — Goodwill and Other (Topic 350). When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts ”. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This update will be effective for fiscal years beginning after December 15, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operation.

In May 2011, FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This ASU addresses fair value measurement and disclosure requirements within Accounting Standards Codification (“ASC”) Topic 820 for the purpose of providing consistency and common meaning between U.S. GAAP and IFRS.  Generally, this ASU is not intended to change the application of the rquirmenets in Topic 820. Rather, this ASU primarily changes the wording to describe many of the requirements in U.S. GAAP for measuring fair value or for disclosing information about fair value measurements.  This ASU is effective for periods beginning after December 15, 2011.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operation.

NOTE 3— ACCOUNTS RECEIVABLE

The components of accounts receivable, net, include the following:

	June 30,	December 31,
	2011	2010
Accounts receivable not subject to factoring agreement	$4,856	$2,052
Unbilled receivables	43	189
Amounts due from factor	-	861
Total accounts receivable	4,899	3,102
Allowance for doubtful accounts	(15)	(15)
Accounts receivable, net	$4,884	$3,087

Additions and changes to the allowance for doubtful accounts consist of the following:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Balance, beginning of period	$15	$30	$15	$18
Add: Additions to reserve	-	22	-	45
Less: Write-offs	-	(46)	-	(57)
Less: Recoveries	-	-	-	-
Balance, end of period	$15	$6	$15	$6

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

GAAV was a party to a factoring agreement, dated as of May 22, 2007 (the “Factoring Agreement”) with FCC LLC, d/b/a First Capital Western Region, LLC (the “Factor”). The Factoring Agreement provided for an initial term of two years and annual one-year automatic extensions unless GAAV provides written notice of termination to the Factor. On May 20, 2011, the Factoring Agreement was terminated and replaced with a accounts receivable revolving line of credit described in Note 6. The Factor, at its discretion, purchased on a nonrecourse basis all of GAAV’s customer receivables. The Factor was responsible for servicing the receivables. The terms of the Factoring Agreement allowed for the Factor to pay 90% of the net receivable invoice amount upon request by GAAV and retain the remaining 10% in a reserve. The Factor, at its discretion, could offset the reserve for amounts not collected or outstanding at the end of the term of the Factoring Agreement. The Factor charged a factoring commission equal to 0.25% of the gross invoice amount of each account purchased, or five dollars per invoice, whichever was greater, with a minimum commission of $24 per year. The Factor also charged interest at prime plus 1% with a floor of 8% on the net uncollected outstanding balance of the receivables purchased. Effective December 1, 2009, the interest charged by the Factor was reduced to London Interbank Offered Rate (“LIBOR”) plus 4.5% on the net uncollected outstanding balance of the receivables purchased. One of the members of GAAV personally guaranteed up to a maximum of $500 plus interest and certain fees for accounts receivables sold pursuant to the Factoring Agreement.

The sale of the receivables is accounted for in accordance with the accounting guidance for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with the Codification, receivables are considered sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables, and the Company has surrendered control over the transferred receivables. Accounts receivable sold to the Factor were $1,686 and $3,439 during the three months ended June 30,  2011 and 2010, respectively, and $5,147 and $6,934 during the six months ended June 30, 2011 and 2010, respectively. Factoring commissions and other fees based on advances were $16 and $31 during the three months ended June 30,  2011 and 2010, respectively, and $38 and $52 for the six months ended June 30, 2011 and 2010, respectively. Factoring commissions and other fees are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.  At June 30, 2011, accounts receivable in the amount of $2,940 were collateralized by the new accounts receivable revolving line of credit more fully described in Note 6.

NOTE 4— GOODS HELD FOR SALE OR AUCTION

	June 30,	December 31,
	2011	2010
Machinery and equipment	$9,813	$10,227
Leased equipment	1,875	1,969
Aircraft parts and other	1,151	1,308
Total	$12,839	$13,504

Goods held for sale or auction includes machinery and equipment, leased equipment with a carrying value of $2,000 less accumulated depreciation of $125, and aircraft parts and other as of June 30, 2011. Machinery and equipment is primarily comprised of oil rigs with a carrying value of $9,737 which includes a lower of cost or market adjustment of $1,056 as of June 30, 2011 and December 31, 2010. The leased equipment consists of one oil rig and is depreciated over a period of 15 years which approximates its useful life. Aircraft parts and other is primarily comprised of aircraft parts with a carrying value of $1,151 and $1,308 as of June 30, 2011 and December 31, 2010, respectively, which includes a lower of cost or market adjustment of $543.

Machinery and equipment with a carrying value of $9,737 and leased equipment with a carrying value of $1,875 serve as collateral for the $11,705 note payable as of June 30, 2011 as more fully described in Note 8.

NOTE 5— GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $5,688 is comprised of $1,975 of goodwill in the Auction and Liquidation segment and $3,713 of goodwill in the Valuation and Appraisal segment.  There have been no changes to the carrying amount of goodwill since December 31, 2007.

Other intangible assets with finite lives include customer relationships which are being amortized over their estimated useful lives of 6 years. Amortization expense was $40 for each of the three months ended June 30, 2011 and 2010 and $81 and $80 for the six months ended June 30, 2011 and 2010, respectively.

Trademarks have been identified as an indefinite lived intangible asset and are presented with definite lived intangible assets as follows:

	June 30, 2011
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Customer relationships	$970	$970	$-
Trademarks	140	-	140
Total	$1,110	$970	$140

	December 31, 2010
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Customer relationships	$970	$889	$81
Trademarks	140	-	140
Total	$1,110	$889	$221

NOTE 6— CREDIT FACILITIES

On October 21, 2008, the Company entered into a $75,000 asset based credit facility with a financial institution which had an initial expiration date of October 21, 2010. On July 16, 2010, the credit agreement was amended to increase the amount of credit advances and letter of credit obligations from an aggregate of $75,000 to $100,000 and extend the term of the credit facility to July 16, 2013. In addition, the base rate for the revolving loan amount was amended to the greater of (1) the Wells Fargo prime rate; (2) the LIBOR plus 1.00% and (3) the Federal Funds Effective Rate plus 0.50%. Prior to the amendment, the base rate was the Wells Fargo prime rate. In connection with the amendment, the Company paid a renewal fee of $250. On December 8, 2010, the credit agreement was amended and restated to allow for borrowings by the Company’s wholly owned subsidiary in the United Kingdom. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The credit facility also provides for success fees in the amount of 5% to 20% of the profits earned on the liquidation contract, if any, as defined in the credit facility. There was no interest expense under this credit facility for the three   months ended June 30, 2011.  Interest expense totaled $115 for the three months ended June 30, 2010 and $15 (including success fees of $15) and $187 (including success fees of $50) for the six months ended June 30, 2011 and 2010, respectively. There was no outstanding balance under this credit facility at June 30, 2011 and December 31, 2010.

The credit agreement governing the credit facility contains certain covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. Upon the occurrence of an event of default under the credit agreement, the lender may cease making loans, terminate the credit agreement and declare all amounts outstanding under the credit agreement to be immediately due and payable. The credit agreement specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, nonpayment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and material judgment defaults.

On May 17, 2011, GAAV entered into a Loan and Security Agreement (Accounts Receivable Line of Credit) (the “Line of Credit”) with BFI Business Finance (“BFI”). The Line of Credit is collateralized by the accounts receivable of GAAV and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Line of Credit, with maximum borrowings not to exceed $2,000. The interest rate under the Line of Credit is the prime rate plus 2%, payable monthly in arrears. The Line of Credit expires on May 16, 2012, and may be extended for successive periods equal to one year, unless GAAV gives BFI written notice of its intent to terminate the Line of Credit at least thirty days prior to the anniversary date of the Line of Credit. BFI has the right to terminate the Line of Credit at its sole discretion upon giving sixty days’ prior written notice to GAAV. In connection with the Line of Credit, GAG, LLC entered into a limited continuing guaranty of GAAV’s obligations under the Line of Credit. Proceeds from the Line of Credit were used to pay off GAAV’s borrowings under the Factoring Agreement as more fully described in Note 3.  Interest expense totaled $15 for the three and six months ended June 30, 2011.  The maximum borrowings amount under the line of credit was temporarily increased to allow for borrowing which amount to $2,290 at June 30, 2011.

NOTE 7— LONG-TERM DEBT

Long-term debt consists of the following arrangements:

	June 30,	December 31,
	2011	2010
$60,000 notes payable to each of the Great American Members and the Phantom Equityholders of GAG, LLC issued in connection with the Acquisition dated July 31, 2009	$53,893	$53,893
Total long-term debt	53,893	53,893
Less current portion of long-term debt	1,724	1,724
Long-term debt, net of current portion	$52,169	$52,169

$60,000 Notes Payable

On July 31, 2009, in connection with the Acquisition, the Company issued a note payable to the Contribution Consideration Recipients in the initial principal amount of $60,000. In connection with the closing of the Acquisition, an initial principal payment of $4,383 was made, thereby reducing the principal amount of the note to $55,617. On August 28, 2009, the note was replaced with separate subordinated unsecured promissory notes (collectively, the “Notes”) issued in favor of each of the Contribution Consideration Recipients. Prior to the Amendments described below, all Notes were payable in five equal annual principal payments in the aggregate amount of $11,123 due on the anniversary date of the Notes beginning on July 31, 2010 through July 31, 2014 with interest payable quarterly in arrears beginning October 31, 2009 at 12% per annum. On May 4, 2010, the Company entered into individual amendments (each, an Amendment and collectively, the “Amendments”) to an aggregate of $52,419 of the $55,617 principal amount outstanding of the subordinated unsecured promissory notes, which reduced the interest rate on the amended notes from 12.0% per annum to 3.75% per annum. The interest rate reduction was effective retroactive to February 1, 2010. In addition, the maturity date for $46,996 of the $55,617 principal amount outstanding of the subordinated, unsecured promissory notes was extended to July 31, 2018, subject to annual prepayments based upon the Company’s cash flow, provided that we are not obligated to make such prepayments if our minimum adjusted cash balance is below $20,000.  Each prepayment, if any, is due within 30 days of the filing of the Company’s Annual Report on Form 10-K, beginning with the Form 10-K for the fiscal year ending December 31, 2010. There were no prepayments due on the notes payable under this prepayment provision on April 30, 2011. The remaining notes with $8,621 principal amount outstanding continue to be payable in five equal annual principal payments as described above. On October 27, 2010, the Company entered into individual waivers for an aggregate of $51,334 of the $53,893 principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, whereby the noteholders agreed to permit the Company to defer payment of interest payments due on each of October 31, 2010, January 31, 2011, and April 30, 2011 until July 31, 2011. On July 26, 2011 and August 3, 2011, the Company entered into individual waivers which extended the payment date for $1,418 of the $1,724 of principal amount originally due and payable on July 31, 2011.  Of the $1,418 principal amount originally due on July 31, 2011, two of the Phantom Equityholders extended the payment date for an aggregate amount $649 until August 31, 2011, one of the Phantom Equityholders extended the payment for an aggregate amount of $297 until October 15, 2011, and the two other Phantom Equityholders extended the payment date for an aggregate amount $472 until December 15, 2011.  Interest will accrue at each of the notes respective note rates until the principal amount is paid.  The Company continues to have the right to prepay the extended amounts prior to extended due dates.

In addition, effective July 31, 2011, the Company entered into individual amendments that increased the principal amount of the promissory notes with Andy Gumaer and Harvey Yellen, the two former Great American Members, both of whom are executive officers and directors of the Company, by an aggregate amount of $1,762 of accrued interest that was originally due on July 31, 2011. The addition to the principal amount will accrue interest at the note rate of 3.75% and continue to be subject to annual prepayments based upon the Company’s cash flow and the maintenance of a minimum adjusted cash balance as provided in the notes prior to the capitalization of the accrued interest. As a result, the principal balance of the promissory notes to the two former Great American Members increased from an aggregate amount of $46,996 to $48,759.

Interest expense was $557 and $585 for the three months ended June 30, 2011 and 2010, respectively, and $1,107 and $1,528 for the six months ended June 30, 2011 and 2010, respectively. Accrued interest payable was $1,818 and $899 on the notes payable as of June 30, 2011 and December 31, 2010, respectively.

NOTE 8— NOTE PAYABLE

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

On December 31, 2009, GAGEE entered into an amendment to credit agreement (the “First Amendment to Credit Agreement”) dated as of December 18, 2009 with Garrison Special Opportunities Fund LP and the Administrative Agent, whereby the Lender agreed to forebear from exercising any of the remedies available to them under the Forebearance Agreement and the related Security Agreement and to extend the maturity date of the Forebearance Agreement until November 18, 2010, unless a forbearance default occurs, as specified in the credit agreement, as amended. Pursuant to the terms of the First Amendment to Credit Agreement the interest rate was reduced from 20% to 0% and the Lender agreed to reimburse GAGEE for certain expenses from proceeds of the sale assets that collateralize the credit agreement. The Forbearance Agreement expired on November 18, 2010.  The Company and GAGEE entered into the Waiver and Second Amendment to Credit Agreement with the Lenders (the “Second Amendment to Credit Agreement”) on May 9, 2011 which extended the maturity date of the note payable to December 31, 2011 with an interest rate of 0% through maturity.  The Second Amendment to Credit Agreement also provides for the Lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable

GAG, LLC has satisfied its obligation to pay the $1,200 guarantee and the credit agreement does not provide for other recourse against GAG, LLC or the Company. At June 30, 2011 and December 31, 2010, the aggregate principal balance of the note payable was $11,705 and $12,014, respectively. The reduction in principal balance during the first quarter of 2011 is the result of the reversal of interest expense during the first quarter of 2011 that was accrued during the period from the date of the expiration of the First Amendment to Credit Agreement on November 18, 2010 to December 31, 2010 at an interest rate of 22% (the default rate), as the Second Amendment to Credit Agreement provides for an interest rate of 0% for that period.  The reversal of interest expense of $309 in the first quarter of 2011 is reflected in the condensed consolidated statement of operations for the six months ended June 30, 2011 as a reduction of interest expense.

NOTE 9— INCOME TAXES

The Company’s provision (benefit) for income taxes consists of the following:

	Six Months Ended
	June 30,
	2011	2010
Current:
Federal	$(940)	$-
State	(210)	1
Total current provision (benefit)	(1,150)	1
Deferred:
Federal	798	(4,609)
State	198	(1,227)
Total deferred provision (benefit)	996	(5,836)
Total benefit for income taxes	$(154)	$(5,835)

A reconciliation of the federal statutory rate of 34% for the six months ended June 30, 2011 and 2010 to the effective tax rate for income (loss) from operations before income taxes is as follows:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2011	2010
Benefit for income taxes at federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(4.6)	(5.4)
Tax differential on vesting of restricted stock	33.3	-
Other	-	1.6
Effective income tax rate	(5.3)%	(37.8)%

Deferred income tax assets (liabilities) consisted of the following:

	June 30,	December 31,
	2011	2010
Deferred tax assets:
Goods held for sale or auction	$1,037	$1,065
Deductible goodwill	598	626
Accrued liabilities	678	697
Mandatorily redeemable noncontrolling interests	712	732
Note payable to Phantom Equityholders	2,434	2,501
Share based payments	85	934
Other	60	51
Net operating loss carryforward	11,390	10,229
Total deferred tax assets	$16,994	$16,835

As of December 31, 2010, the Company had federal net operating loss carryforwards of $25,041 and state net operating loss carryforwards of $20,156. The Company’s federal net operating loss carryforwards will expire in the tax year ending December 31, 2030 and the state net operating loss carryforwards will expire in 2031.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. As of June 30, 2011 and December 31, 2010, the Company believes that it is more-likely-than-not that future taxable earning will be sufficient to realize its deferred tax assets and has not provided an allowance.

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

NOTE 10— EARNINGS PER SHARE

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period.

Basic and diluted earnings (loss) per share was calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net loss	$(2,249)	$(6,607)	$(2,2775)	$(9,587)

Weighted average shares outstanding:
Basic	28,460,392	27,998,705	28,410,908	27,949,607
Effect of dilutive potential common shares:
Restricted stock units and non-vested shares	-	-	-	-
Contingently issuable shares	-	-	-	-
Diluted	28,460,392	27,998,705	28,410,908	27,949,607

Basic loss per share	$(0.08)	$(0.24)	$(0.10)	$(0.34)
Diluted loss per share	$(0.08)	$(0.24)	$(0.10)	$(0.34)

NOTE 11— COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject to certain legal and other claims that arise in the ordinary course of its business. The Company does not believe that the results of these claims are likely to have a material effect on its consolidated financial position or results of operations.

NOTE 12— SHARE BASED PAYMENTS

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

(a)	Grant of Membership Interests in Limited Liability Company Subsidiaries

The limited liability company operating agreement of GAAV was amended on January 1, 2008 to admit two additional members. Both such members were granted a 3% interest in the members’ equity of GAAV. The aggregate value of the grant of the membership interests totaled $1,440. The membership interests vest one-third on January 1, 2008, the date of grant, and one-third on January 1, 2010 and the remaining one-third on January 1, 2011. The membership interests were issued as employee share based payment awards that are being recognized over the requisite service periods. Share based compensation for the three and six months ended June 30, 2010 was $40 and $80, respectively, and is included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

The Company determined the fair value of the share based payment awards described above based on issuances of similar member interests for cash and references to industry comparables. The Company also relied, in part, on information obtained from appraisal reports prepared by outside specialists.

(b)	Restricted Stock Awards

In connection with the Acquisition, the Company granted 1,440,000 shares of non-vested common stock to the Phantom Equityholders. These shares are issuable in accordance with the following vesting schedule: 50% on January 31, 2010, 25% on July 31, 2010 and the remaining 25% on January 31, 2011. There was no share based compensation for non-vested stock awards for the three months ended June 30, 2011.  Share based compensation for the non-vested stock awards was $888 for the three months ended June 30, 2010 and $296 and $1,183 for the six months ended June 30, 2011 and 2010, respectively, and is included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations. Of the 360,000 shares of common stock that vested in accordance with the vesting schedule on January 31, 2011, 182,758 shares of common stock of the Company were issued to the Phantom Equityholders and 177,242 shares were forfeited by the Phantom Equityholders to pay for employment withholding taxes. An additional 108,000 shares issuable to the Phanton Equityholders in the Acquisition were reserved to satisfy certain escrow claims in connection with the Acquisition, and have been released from escrow effective April 30, 2011 pursuant to the terms of the escrow agreement.

The Company’s non-vested stock activity for the six months ended June 30, 2011 is summarized in the following table:

		Weighted
		Average Fair
		Value
	Shares	Per Share
Outstanding at December 31, 2010	360,000	$4.93
Granted	-	$-
Vested	(360,000)	$4.93
Foreited/Cancelled	-	$-
Outstanding at June 30, 2011	-	$-

(c)	Restricted Stock Unit Activity

On July 15, 2010 and August 25, 2009, each of the non-employee directors then serving on the Company’s Board of Directors was awarded 40,000 and 10,142 restricted stock units with a grant date fair value of $1.25 and $4.93, respectively, in connection with their annual grant. In addition, on August 25, 2009, each of the non-employee directors then serving on the Company’s Board of Directors was awarded an initial grant of 8,113 restricted stock units with a grant date fair value of $4.93 per share. Such restricted stock units are subject to a one-year vesting period that commenced on July 31, 2009 for the restricted stock units granted in 2009 and July 15, 2010 for the restricted stock units granted in 2010. The total number of restricted stock units granted in 2010 was 200,000 and in 2009 was 91,275, for a total value of $250 and $450, respectively. The restricted stock units granted in 2009 were 100% vested at December 31, 2010. Share based compensation for the restricted stock units was $62 and $112 for the three months ended June 30, 2011 and 2010, respectively, and $125 and $247 for the six months ended June 30, 2011 and 2010, respectively, and is included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

At June 30, 2011, there were 200,000 non-vested restricted stock units and $10 of unrecognized share based compensation expense related to these restricted stock units, which will be recognized over the remaining vesting period of 0.1 years.

NOTE 13— RELATED PARTY TRANSACTIONS

On January 4, 2010, the Company loaned $2,706 to GAHA Fund I, a wholly-owned subsidiary of GARE. GAHA Fund I was created to purchase land and a commercial building that was sold by GAHA Fund I in January 2011. The note receivable was collateralized by the land and commercial building which was purchased with the proceeds from the loan. The note receivable bore interest at a rate of 10% per annum. The principal balance on the note and all unpaid interest was paid by GAHA Fund I in January 2011. Interest income was $67 for the three months ended June 30, 2010, and $10 and $134 for the six months ended June 30, 2011 and 2010, respectively, and is included in interest income in the accompanying condensed consolidated statement of operations. At December 31, 2010, the note receivable in the amount of $2,706 is included in note receivable – related party in the accompanying consolidated balance sheet and accrued interest receivable in the amount of $268 is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet.

On July 8, 2010, the Company loaned $3,224 to GARE for the purposes of investing in GAHA Fund II, LLC, a newly formed joint venture which is 50% owned by GARE. GAHA Fund II, LLC is a special purpose entity created to purchase non-performing distressed real estate loans at a discount to par from a financial institution and market the loans and real estate to third parties. The note receivable bears interest at a rate of 15% per annum and all unpaid principal and interest is due on July 8, 2011. The maturity date of the loan was extended to October 1, 2011 and the interest rate was reduced to 8% per annum.  Interest income was $240 for the six months ended June 30, 2011 and is included in interest income in the accompanying condensed consolidated statement of operations. At June 30, 2011 and December 31, 2010, the note receivable in the amount of $3,224 and accrued interest receivable in the amount of $473 and $233 is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

In accordance with the accounting guidance for consolidation of variable interest entities, the Company has determined that the subordinated financing arrangements in the form of notes receivable described above with GARE changes the status of the entities to VIE. The Company, in determining whether or not it is the primary beneficiary of GARE, considered the disproportionate capital contributions that are currently made by the Company, the voting interests of the members of GARE and each member’s ability to direct the activities of GARE. The Company determined it is not the primary beneficiary of the VIE since decisions to direct the operations of GARE are done jointly by the members of GARE and the Company does not have a disproportionate voting interest which allows it to exercise any rights or powers that would enable the Company to direct the activities of GARE that most significantly impact GARE’s economic performance. The accompanying consolidated financial statements do not consolidate GARE. The loss from GARE is accounted for under the equity method of accounting and is included in other income (loss) in the amount of $416 and $455 for the three months ended June 30, 2011 and 2010, respectively, and $348 and $867 for the six months ended June 30, 2011 and 2010, respectively, in the consolidated statements of operations. At June 30, 2011, the maximum amount of loss exposure related to the VIE is equal to the carrying value of the respective note receivable – related party and accrued interest receivable described above.

NOTE 14— BUSINESS SEGMENTS

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

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Auction and Liquidation reportable segment:
Revenues - Services and fees	$3,296	$(2,969)	$11,120	$2,394
Revenues - Sale of goods	262	2,936	1,075	4,373
Total revenues	3,558	(33)	12,195	6,767
Direct cost of services	(918)	(566)	(3,627)	(3,520)
Cost of goods sold	(405)	(3,993)	(1,313)	(5,537)
Selling, general, and administrative expenses	(3,605)	(1,936)	(6,283)	(3,597)
Depreciation and amortization	(46)	(30)	(85)	(52)
Segment income	(1,416)	(6,558)	887	(5,939)
Valuation and Appraisal reportable segment:
Revenues	6,273	5,248	11,452	10,515
Direct cost of revenues	(2,561)	(2,316)	(4,664)	(4,566)
Selling, general, and administrative expenses	(1,748)	(2,095)	(3,593)	(4,434)
Depreciation and amortization	(41)	(39)	(78)	(86)
Segment income	1,923	798	3,117	1,429
Consolidated operating income from reportable segments	507	(5,760)	4,004	(4,510)
Corporate and other expenses	(2,720)	(3,983)	(5,912)	(8,430)
Interest income	153	87	290	177
Other income (expense)	(422)	(455)	(358)	(867)
Interest expense	(625)	(759)	(953)	(1,792)
Loss from continuing operations
before benefit for income taxes	(3,107)	(10,870)	(2,929)	(15,422)
Benefit for income taxes	858	4,263	154	5,835
Net loss	$(2,249)	$(6,607)	$(2,775)	$(9,587)

Capital expenditures:
Auction and Liquidation segment	$127	$263	$166	$355
Valuation and Appraisal segment	67	-	67	15
Total	$194	$263	$233	$370

	As of	As of
	June 30,	December 31,
	2011	2010
Total assets:
Auction and Liquidation segment	$60,474	$66,846
Valuation and Appraisal segment	7,602	5,428
Total	$68,076	$72,274

NOTE 15— SUBSEQUENT EVENT

On July 21, 2011, GAG, LLC entered into a loan agreement with Dialectic Capital Partners, LP, Dialectic Offshore Ltd., Dialectic Antithesis Partners, LP and Dialectic Antithesis Offshore Fund, Ltd. (collectively, the “Dialectic Lender’s”) and Dialectic Capital Management, LLC as collateral agent. The loan agreement provides for the loan of $7,000 to GAG, LLC pursuant to a promissory note (the “Dialectic Note”) with a stated principal amount of $7,609 (the “Maturity Value”). No interest is due on the loan until after November 1, 2011, at which time the Dialectic Note begins to accrue interest at a rate of 14%, payable quarterly on the last day of January, April, July and October. The final maturity date of the Dialectic Note is July 31, 2013. The Dialectic Note may be prepaid at any time with no penalty. The loan will be used to fund a portion of GAG, LLC’s obligations in connection with its participation in a liquidation transaction. The loan agreement also provides for profit participation payments to the Dialectic Lender’s up to a maximum of 5% of the Maturity Value.  GAG, LLC’s obligation under the loan agreement are subordinated to the Company’s indebtedness under the $100,000 asset based credit facility described in note 6.

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

In April 2009, we expanded our operations into Europe by opening an office in the United Kingdom. We expect to provide services to help retailers downsize through inventory liquidation and store closures in addition to providing appraisal and valuation services. In 2010, we hired a number of key employees to increase our presence and expand the operations of our retail liquidations solutions business throughout Europe. During 2010, we generated approximately $0.6 million of revenues from services and fees from appraisal and auction and liquidation services engagements in our European operations.  During the six months ended June 30, 2011, we generated approximately $3.5 million in revenue from our European operations.  These revenues were primarily generated from two retail liquidation engagements we conducted in the United Kingdom.

In October 2009, we formed GA Capital, LLC (“GA Capital”), a majority owned subsidiary of the Company. GA Capital focuses on services to retailers that are in need of junior secured loans for growth capital, working capital, and turnaround financing as part of our auction and liquidation segment. GA Capital advises borrowers and sources loans between $10 million and $100 million secured by collateral assets of the borrowers, including inventory, accounts receivable, real estate and intellectual property.  During the six months ended June 30, 2011, we generated approximately $2.4 million in revenue from capital advisory services performed by our GA Capital operations.

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

In July 2011, our operations in the retail and liquidation segment experienced an increase in business activity with the liquidation engagement for TJ Hughes Limited, a 57 store discount department chain in the United Kingdom, and our participation in a joint venture involving the liquidation of Borders Group, Inc., a going-out-of-business sale for all 399 remaining Borders bookstore locations.  In addition to these retail liquidation engagements, we expect to generate approximately $4.6 in revenues from advisory fees generated by GA Capital in July 2011 as a result of the receipt of contingent fees earned from advisory work performed on previous debt financings of Borders Group, Inc. and Conns, Inc.

Historically, revenues from our auction and liquidation segment have comprised a significant amount of our total revenues and operating profits. During the years ended December 31, 2010 and 2009, revenues from our auction and liquidation segment were 49.9% and 73.9% of total revenues, respectively. During the six months ended June 30, 2011, revenues from our auction and liquidation segment were 51.6% of total revenues.  Our total revenues in the auction and liquidation segment were $12.2 million during the six months ended June 30, 2011 of which $5.9 million, or 48.4% of this total, was generated from our activities in Europe and capital advisory services performed by GA Capital.  Revenues we generate in the auction and liquidation segment vary significantly from quarter to quarter and have a significant impact on our operating results from period to period.  Revenues from retail and liquidation engagements in the United States and wholesale and industrial auctions were $6.3 million, or 26.4%, of total revenues during the six months ended June 30, 2011.  The decrease in the percentage of revenues in the auction and liquidation segment in the United States is primarily due to fewer liquidation engagements as economic conditions for retailers and credit markets have improved from the prior years.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, allowance for doubtful accounts, goods held for sale or auction, goodwill and other intangible assets, share-based compensation and income taxes can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended June 30, 2011.

Results of Operations

The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Condensed Consolidated Statements of Operations
(dollars in thousands)

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	Amount	%	Amount	%
Revenues:
Services and fees	$9,569	97.3%	$2,279	43.7%
Sale of goods	262	2.7%	2,936	56.3%
Total revenues	9,831	100.0%	5,215	100.0%

Operating expenses:
Direct cost of services	3,479	35.4%	2,882	55.3%
Cost of goods sold	405	4.1%	3,993	76.6%
Selling, general and administrative expenses	8,160	83.0%	8,083	155.0%
Total operating expenses	12,044	122.5%	14,958	286.8%
Operating income (loss)	(2,213)	-22.5%	(9,743)	-186.8%
Other income (expense)	(6)	-0.1%	-	0.0%
Interest income	153	1.5%	87	1.7%
Income (loss) from equity investment in Great American Real Estate, LLC	(416)		(455)
Interest expense	(625)	-6.4%	(759)	-14.6%
Loss before income taxes	(3,107)	-31.6%	(10,870)	-208.4%
Benefit for income taxes	858	8.7%	4,263	81.7%
Net loss	$(2,249)	-22.9%	$(6,607)	-126.7%

Revenues. Total revenues increased $4.6 million, or 88.5%, to $9.8 million during the three months ended June 30, 2011 from $5.2 million during the three months ended June 30, 2010. The increase in revenues during the three months ended June 30, 2011 was primarily due to an increase in revenues in the auction and liquidation segment of $3.6 million and a $1.0 million increase in revenues in the valuation and appraisal services segment as compared to the same period in 2010. The increase in revenues in the auction and liquidation segment in 2011 was primarily due (a) an increase in revenues of $0.8 million from our GA Keen Realty Advisors division, a newly formed division in January 2011; (b) an increase of $0.3 million in revenues from the auction of wholesale and industrial equipment; (c) an increase in revenues from retail liquidation engagements in 2011 as compared to the same period in 2010 when our retail and liquidation revenues were negatively impacted due by estimated losses that were accrued at June 30, 2010 on the performance of retail liquidation services engagements where we guarantee a minimum recovery value for goods sold; and (d) offset be a decrease in revenues from the sale of goods of $2.7 million.  The decrease in gross revenues from the sales of goods where we held title to the goods was primarily due the sale of goods with lower asset values in 2011 as compared to 2010. The increase in revenues of $1.0 million in the valuation and appraisal services segment was primarily due to an increase in revenues of $0.6 million related to appraisals for machinery and equipment and an increase in revenues of $0.4 million for appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors.

Revenue and Gross Margin by Segment
(dollars in thousands)

Auction and Liquidation Segment:

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	Amount	%	Amount	%
Revenues:
Services and fees	$3,296	92.6%	$(2,969)	n/m	*
Sale of goods	262	7.4%	2,936	n/m	*
Total revenues	3,558	100.0%	(33)	n/m	*
Direct cost of services	918	25.8%	566	n/m	*
Cost of goods sold	405	11.4%	3,993	n/m	*
Total operating expenses	1,323	37.2%	4,559	n/m	*
Gross margin	$2,235	62.8%	$(4,592)	n/m	*

Gross margin services and fees	72.1%		119.1%
Gross margin sales of goods	-54.6%		-36.0%

* not meaningful.

Revenues in the auction and liquidation segment increased $3.6 million during the three months ended June 30, 2011.  Revenues from services and fees increased to $3.3 million during the three months ended June 30, 2011 from $(3.0) million during the three months ended June 30, 2010. The increase in revenues from services and fees was primarily due to (a) an increase in revenues of $0.8 million from our GA Keen Realty Advisors division, a newly formed division in January 2011; (b) an increase of $0.3 million in revenues from the auction of wholesale and industrial equipment; and (c) an increase in revenues from retail liquidation engagements in 2011 as compared to the same period in 2010 when our retail and liquidation revenues were negatively impacted due by estimated losses that were accrued at June 30, 2010 on the performance of retail liquidation services engagements where we guarantee a minimum recovery value for goods sold.  Revenues from gross sales of goods where we held title to the goods decreased to $0.3 million during the three months ended June 30, 2011 from $2.9 million during the three months ended June 30, 2010. The decrease in gross revenues from the sales of goods where we held title to the goods was primarily due the sale of goods with lower asset values in 2011 as compared to 2010.

Gross margin in the auction and liquidation segment was 62.8% of revenues during the three months ended June 30, 2011.  Gross margin from the sales of goods where we held title decreased to (54.6%) during the three months ended June 30, 2011 as compared to a gross margin of (36.0%) during the three months ended June 30, 2010. The gross margin was unfavorably impacted by liquidation sales of certain equipment with lower profit margins in 2011 as compared to the same period in 2010.

Valuation and Appraisal Segment:

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	Amount	%	Amount	%
Revenues - Services and fees	$6,273	100.0%	$5,248	100.0%
Direct cost of services	2,561	40.8%	2,316	44.1%
Gross margin	$3,712	59.2%	$2,932	55.9%

Revenues in the valuation and appraisal segment increased $1.0 million, or 19.5%, to $6.3 million during the three months ended June 30, 2011 from $5.3 million during the three months ended June 30, 2010. The increase in revenues was primarily due to an increase in revenues of $0.6 million related to appraisals for machinery and equipment and an increase in revenues of $0.4 million for appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors.

Gross margins in the valuation and appraisal segment increased to 59.2% of revenues during the three months ended June 30, 2011 as compared to 55.9% of revenues during the three months ended June 30, 2010. Gross margins in 2011 were favorably impacted by the cost reduction measures that were implemented in October 2010 which resulted in a decrease in headcount and travel and entertainment related expenses in the valuation and appraisal segment as compared to 2010.

Operating Expenses

Direct Costs of Services. Total direct costs of services increased $0.6 million, or 20.7%, to $3.5 million during the three months ended June 30, 2011 from $2.9 million during the three months ended June 30, 2010.  Direct costs of services in the auction and liquidation segment increased $0.3 million, or 62.2%, to $0.9 million during the three months ended June 30, 2011 from $0.6 million during the three months ended June 30, 2010. The increase in expenses was primarily due to an increase in the number of fee and commission type engagements where we contractually bill fees, commissions and reimbursable expenses as compared to the same period in 2010.  Direct costs of services in the valuation and appraisal services segment increased $0.3 million, or 10.6%, to $2.6 million during the three months ended June 30, 2011.  The increase in expenses was primarily due to an increase in business activity in our valuation and appraisal segment in 2011 as compared to the same period in 2010.

Cost of Goods Sold. Cost of goods sold decreased $3.6 million to $0.4 million during the three months ended June 30, 2011 from $4.0 million during the three months ended June 30, 2010. The decrease in gross margin from the sale of goods during the three months ended June 30, 2011 was primarily the result of the sale of goods with lower asset values and gross margins in the three months ended June 30, 2011 as compared to the same period in 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended June 30, 2011 and 2010 were comprised of the following:

Selling, General and Administrative Expenses by Segment

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010		Change
	Amount	%	Amount	%	Amount	%
Auction and liquidation	$3,651	44.7%	$1,966	24.3%	$1,685	85.7%
Valuation and appraisal	1,789	21.9%	2,134	26.4%	(345)	-16.2%
Corporate and other	2,720	33.3%	3,983	49.3%	(1,263)	-31.7%
Total selling, general & administrative expenses	$8,160	99.9%	$8,083	100.0%	$77	1.0%

Total selling, general and administrative expenses increased $0.1 million, to $8.2 million during the three months ended June 30, 2011 from $8.1 million for the three months ended June 30, 2010. The increase in selling, general and administrative expenses was primarily due to an increase in selling, general and administrative expenses in the auction and liquidation segment of $1.7 million, offset by a decrease in selling, general and administrative expenses in the valuation and appraisal segment of $0.3 million and a decrease in selling, general and administrative expenses in corporate and other of $1.3 million.  Selling, general and administrative expenses in the auction and liquidation segment increased $1.7 million, or 85.7%, to $3.7 million during the three months ended June 30, 2011 from $2.0 million for the three months ended June 30, 2010. The increase was primarily due to an increase in payroll and operating expenses from our GA Keen Realty Advisors division, which was formed in January 2011, and $1.2 million of legal and professional fees incurred in our European operations related to retail liquidations engagements.

Selling, general and administrative expenses in the valuation and appraisal services segment decreased $0.3 million, or 16.2%, to $1.8 million during the three months ended June 30, 2011 from $2.1 million for the three months ended June 30, 2010. The decrease was primarily due to a decrease in headcount and a decrease in professional fees paid to outside consultants in 2011 as compared to 2010.  Selling, general and administrative expenses for corporate and other decreased $1.3 million, or 31.7%, to $2.7 million during the three months ended June 30, 2011 from $4.0 million for the three months ended June 30, 2010. This decrease was primarily due to a decrease of $1.3 million in payroll related expenses in 2011 as compared to the same period in 2010.  The $1.3 million decrease was comprised of a decrease in share based compensation expense of $0.9 million, related to consideration paid to the Phantom Equityholders in connection with the Acquisition on July 31, 2009, and $0.3 million in payroll expenses as a result of the cost reduction measures implemented in October 2010, which included a voluntary salary reduction to the base salaries of the executive officer’s and members of senior management ranging from 10% to 40%.

Other Expense. Other expense was $0.9 million during the three months ended June 30, 2011, a decrease of $0.2 million from $1.1 million during the three months ended June 30, 2010. The decrease in other expense was primarily due an increase in interest income of $0.1 million and a decrease in interest expense of $0.1 million during the three months ended June 30, 2011 as compared to the same period in 2010.  Losses from our 50% share of losses generated from the operations of Great American Real Estate, LLC (“GARE”), a joint venture with Kelly Capital, totaled approximately $0.4 million during each of the three month periods ended June 30, 2011 and 2010.

Interest Expense. Interest expense decreased to $0.6 million during the three months ended June 30, 2011 from $0.7 million during the three months ended June 30, 2010. The decrease in interest expense in the three months ended June 30, 2011 was primarily due to a decrease in interest expense on the notes payable to the Great American Members and Phantom Equityholders as a result of the reduction in the interest rate on certain promissory notes in May 2010.

Loss from Operations Before Income Taxes. Loss from operations before income taxes was $3.1 million during the three months ended June 30, 2011 as compared to a loss from operations before income taxes of $10.9 million during the three months ended June 30, 2010. The decrease in the loss from operations before income taxes during the period was primarily due to the increase in revenues and profits earned in the auction and liquidation segment during 2011.  In 2010, our retail and liquidation revenues were negatively impacted due by estimated losses that were accrued at June 30, 2010 on the performance of retail liquidation services engagements where we guarantee a minimum recovery value for goods sold.

Net Loss. Net loss for the three months ended June 30, 2011 was $2.2 million, a decrease of $4.4 million, from a net loss of $6.6 million during the three months ended June 30, 2010. The decrease in net loss during the three months ended June 30, 2011 was primarily due to the increase in revenues and profits earned in the auction and liquidation segment during 2011.  In 2010, our retail and liquidation revenues were negatively impacted due by estimated losses that were accrued at June 30, 2010 on the performance of retail liquidation services engagements where we guarantee a minimum recovery value for goods sold.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Condensed Consolidated Statements of Operations
(dollars in thousands)

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
	Amount	%	Amount	%
Revenues:
Services and fees	$22,572	95.5%	$12,909	74.7%
Sale of goods	1,075	4.5%	4,373	25.3%
Total revenues	23,647	100.0%	17,282	100.0%

Operating expenses:
Direct cost of services	8,291	35.1%	8,086	46.8%
Cost of goods sold	1,313	5.6%	5,537	32.0%
Selling, general and administrative expenses	15,951	67.5%	16,599	96.0%
Total operating expenses	25,555	108.1%	30,222	174.9%
Operating income (loss)	(1,908)	-8.1%	(12,940)	-74.9%
Other income (expense)	(10)	0.0%	-	0.0%
Interest income	290	1.1%	177	1.0%
Income (loss) from equity investment in Great American Real Estate, LLC	(348)		(867)
Interest expense	(953)	-4.0%	(1,792)	-10.4%
Loss before income taxes	(2,929)	-12.4%	(15,422)	-89.2%
Benefit for income taxes	154	0.7%	5,835	33.8%
Net loss	$(2,775)	-11.7%	$(9,587)	-55.5%

Revenues. Total revenues increased $6.3 million, or 36.8%, to $23.6 million during the six months ended June 30, 2011 from $17.3 million during the six months ended June 30, 2010. The increase in revenues during the six months ended June 30, 2011 was primarily due to an increase in revenues in the auction and liquidation segment of $5.4 million and an increase in revenues in the valuation and appraisal services segment of $0.9 million as compared to the same period in 2010. The increase in revenues in the auction and liquidation segment in 2011 was primarily due: a) an increase in revenues of $3.3 million from retail liquidation engagements in the United Kingdom; b) an increase in revenues of $2.4 million from capital advisory services; and c) an increase in revenues of $0.8 million from real estate advisory services from our GA Keen Realty Advisors division, which was formed in January 2011.  The increase was also related to an increase in revenues from retail liquidation engagements in the United States in 2011 as compared to the same period in 2010 when our retail and liquidation revenues were negatively impacted due by estimated losses that were accrued at June 30, 2010 on the performance of retail liquidation services engagements where we guarantee a minimum recovery value for goods sold. we recorded, offset be a decrease in revenues from the sale of goods of $3.3 million. The decrease in gross revenues from the sales of goods where we held title to the goods was primarily due the sale of goods with lower asset values in 2011 as compared to 2010. The increase in revenues of $0.9 million in the valuation and appraisal services segment was primarily due to an increase in revenues related to appraisals for machinery and equipment.

Revenue and Gross Margin by Segment
(dollars in thousands)

Auction and Liquidation Segment:

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
	Amount	%	Amount	%
Revenues:
Services and fees	$11,120	91.2%	$2,394	35.4%
Sale of goods	1,075	8.8%	4,373	64.6%
Total revenues	12,195	100.0%	6,767	100.0%
Direct cost of services	3,627	29.7%	3,520	52.0%
Cost of goods sold	1,313	10.8%	5,537	81.8%
Total operating expenses	4,940	40.5%	9,057	133.8%
Gross margin	$7,255	59.5%	$(2,290)	-33.8%

Gross margin services and fees	67.4%		-47.0%
Gross margin sales of goods	-22.1%		-26.6%

Revenues in the auction and liquidation segment increased $5.4 million, to $12.2 million during the six months ended June 31, 2011 from $6.8 million during the six months ended June 30, 2010. Revenues from services and fees increased to $11.1 million during the six months ended June 30, 2011, an increase of $8.7 million, from $2.4 million during the six months ended June 30, 2010. The increase in revenues from services and fees was primarily due to an increase in revenues of $3.3 million from retail liquidation engagements in the United Kingdom, an increase in revenues of $2.4 million from capital advisory services, and an increase in revenues of $0.8 million from real estate advisory services from our GA Keen Realty Advisors division, which was formed in January 2011. The increase was also related to an increase in revenues from retail liquidation engagements in the United States in 2011 as compared to the same period in 2010 when our retail and liquidation revenues were negatively impacted due by estimated losses that were accrued at June 30, 2010 on the performance of retail liquidation services engagements where we guarantee a minimum recovery value for goods sold. we recorded.  Revenues from gross sales of goods where we held title to the goods decreased to $1.1 million during the six months ended June 30, 2011 from $4.4 million during the six months ended June 30, 2010. The decrease in gross revenues from the sales of goods where we held title to the goods was primarily due the sale of goods with lower asset values in 2011 as compared to 2010.

Gross margin in the auction and liquidation segment increased to 59.5% of revenues during the six months ended June 30, 2011, as compared to (33.8)% of revenues during the six months ended June 30, 2010. The increase in the gross margin during the six months ended June 30, 2011 was primarily due to an increase in revenues from capital advisory services and retail liquidation engagements we performed in the United Kingdom and an increase in revenues from retail liquidation engagements in the United States as compared to the same period in 2010 when our retail and liquidation revenues were negatively impacted due by estimated losses that were accrued at June 30, 2010 on the performance of retail liquidation services engagements where we guarantee a minimum recovery value for goods sold.

Gross margin from the sales of goods where we held title improved slightly to (22.1%) during the six months ended June 30, 2011 as compared to a gross margin of (26.6%) during the six months ended June 30, 2010. The gross margin was unfavorably impacted by liquidation sales of certain equipment with lower profit margins in 2011 as compared to the same period in 2010.

Valuation and Appraisal Segment:

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
	Amount	%	Amount	%
Revenues - Services and fees	$11,452	100.0%	$10,515	100.0%
Direct cost of services	4,664	40.7%	4,566	43.4%
Gross margin	$6,788	59.3%	$5,949	56.6%

Revenues in the valuation and appraisal segment increased $1.0 million, or 8.9%, to $11.5 million during the six months ended June 30, 2011 from $10.5 million during the six months ended June 30, 2010. The increase in revenues was primarily due to a increase in revenues related to appraisals we perform for machinery and equipment.

Gross margins in the valuation and appraisal segment increased to 59.3% of revenues during the six months ended June 30, 2011 as compared to 56.6% of revenues during the six months ended June 30, 2010. Gross margins in 2011 were favorably impacted by the cost reduction measures that were implemented in October 2010 which resulted in a decrease in headcount and travel and entertainment related expenses in the valuation and appraisal segment as compared to 2010.

Operating Expenses

Direct Costs of Services. Total direct costs of services increased $0.2 million, or 2.5%, to $8.3 million during the six months ended June 30, 2011 from $8.1 million during the six months ended June 30, 2010. Direct costs of services in the auction and liquidation segment increased $0.1 million, or 3.0%, to $3.6 million during the six months ended June 30, 2011 from $3.5 million during the six months ended June 30, 2010. The increase in expenses was primarily due to an increase in the number of fee and commission type engagements where we contractually bill fees, commissions and reimbursable expenses in 2011 as compared to the same period in 2010.  Direct costs of services in the valuation and appraisal services segment increased $0.1 million, or 2.1%, to $4.7 million during the six months ended June 30, 2011 from $4.6 million during the six months ended June 30, 2010.  The increase in expenses was primarily due to an increase in business activity in our valuation and appraisal segment in 2011 as compared to the same period in 2010.

Cost of Goods Sold. Cost of goods sold decreased $4.2 million to $1.3 million during the six months ended June 30, 2011 from $5.5 million during the six months ended June 30, 2010. As a percentage of gross sales of goods where we hold title to the goods, costs of goods sold was 122.1% during the six months ended June 30, 2011 as compared to 126.6% during the six months ended June 30, 2010. The slight improvement in the negative margin was due to the sale of goods with improved margins in the six months ended June 30, 2011 as compared to the same period in 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the six months ended June 30, 2011 and 2010 were comprised of the following:

Selling, General and Administrative Expenses by Segment

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010		Change
	Amount	%	Amount	%	Amount	%
Auction and liquidation	$6,368	39.9%	$3,649	22.0%	$2,719	74.5%
Valuation and appraisal	3,671	23.0%	4,520	27.2%	(849)	-18.8%
Corporate and other	5,912	37.1%	8,430	50.8%	(2,518)	-29.9%
Total selling, general & administrative expenses	$15,951	100.0%	$16,599	100.0%	$(648)	-3.9%

Total selling, general and administrative expenses decreased $0.6 million, or 3.9%, to $16.0 million during the six months ended June 30, 2011 from $16.6 million for the six months ended June 30, 2010. The decrease in selling, general and administrative expenses was primarily due to a decrease in corporate and other of $2.5 million, and a decrease in selling, general and administrative expenses in the valuation and appraisal segment of $0.8 million, offset by an increase in selling, general and administrative expenses in the auction and liquidation segment of $2.7 million.  Selling, general and administrative expenses in the auction and liquidation segment increased $2.7 million, or 74.5%, to $6.4 million during the six months ended June 30, 2011 from $3.6 million for the six months ended June 30, 2010. The increase was primarily due to an increase in payroll and operating expenses from our GA Keen Realty Advisors division, which was formed in January 2011, and $1.2 million of legal and professional fees incurred in our European operations related to retail liquidations engagements.

Selling, general and administrative expenses in the valuation and appraisal services segment decreased $0.8 million, or 18.8%, to $3.7 million during the six months ended June 30, 2011 from $4.5 million for the six months ended June 30, 2010. The decrease was primarily due to a decrease in headcount and a decrease in professional fees paid to outside consultants in 2011 as compared to 2010.  Selling, general and administrative expenses for corporate and other decreased $2.5 million, or 29.9%, to $5.9 million during the six months ended June 30, 2011 from $8.4 million for the six months ended June 30, 2010. This decrease was primarily due to a decrease in share based compensation expense of $2.0 million in 2011 related to consideration paid to the Phantom Equityholders in connection with the Acquisition on July 31, 2009 and cost reduction measures implemented in October 2010, which included a voluntary salary reduction to the base salaries of certain executives and members of senior management ranging from 10% to 40%.

Other Expense. Other expense decreased $1.5 million, to $1.0 million during the six months ended June 30, 2011 from $2.5 million during the six months ended June 30, 2010. The decrease in other expense is primarily due to: a) a decrease in the loss from our 50% share of income generated from the operations of Great American Real Estate, LLC (“GARE”), a joint venture with Kelly Capital, which totaled $0.3 million during the six months ended June 30, 2011 as compared to the loss of $0.9 million during the six months ended June 30, 2010; b) a decrease in interest expense $0.8 due the reduction in the interest rate on certain promissory notes to the Great American Members and Phantom Equityholders in May 2010 and the reversal of interest expense of $0.3 million during the first quarter of 2011 that was accrued during the period from the date of the expiration of the First Amendment To Credit Agreement on November 18, 2010 to December 31, 2010.  The reversal of interest expense of $0.3 million during the first quarter of 2011 is the result of the execution of the Second Amendment to Credit Agreement that is collateralized by machinery and equipment as more fully described in Note 8 to the accompanying condensed consolidated financial statements.Interest income increased $0.1, to $0.3 million during the six months ended June 30, 2011 from $0.2 million during the three months ended June 30, 2010.

Interest Expense. Interest expense decreased $0.8 million, to $1.0 million during the six months ended June 30, 2011 from $1.8 million during the six months ended June 30, 2010. The decrease in interest expense in the six months ended June 30, 2011 was primarily due to a decrease in interest expense of $0.5 million on the notes payable to the Great American Members and Phantom Equityholders as a result of the reduction in the interest rate on certain promissory notes in May 2010 and the reversal of interest expense of $0.3 million that was accrued during the period from the date of the expiration of the First Amendment To Credit Agreement on November 18, 2010 to December 31, 2010.  The reversal of interest expense of $0.3 million during the first quarter of 2011 is the result of the execution of the Second Amendment to Credit Agreement that is collateralized by machinery and equipment as more fully described in Note 8 to the accompanying condensed consolidated financial statements.

Loss from Operations Before Income Taxes. Loss from operations before income taxes decreased $12.5 million, to $2.9 million during the six months ended June 30, 2011 as compared to a loss from operations before income taxes of $15.4 million during the six months ended June 30, 2010. The decrease in the loss from operations before income taxes during the period was primarily due to the increase in revenues and profits earned in the auction and liquidation segment and reductions in selling, general and administrative expenses from the cost reduction measures that were implemented in October 2010 and a decrease in interest expense as more fully described above.  The decrease in the loss from operations was also related to an increase in revenues from retail liquidation engagements in the United States in 2011 as compared to the same period in 2010 when our retail and liquidation revenues were negatively impacted due by estimated losses that were accrued at June 30, 2010 on the performance of retail liquidation services engagements where we guarantee a minimum recovery value for goods sold.

Net Loss. Net loss for the six months ended June 30, 2011 was $2.8 million, a decrease of $6.8 million, from a net loss of $9.6 million during the six months ended June 30, 2010. The decrease in net loss during the six months ended June 30, 2011 was primarily due to the increase in revenues and profits earned in the auction and liquidation segment, reduction in selling, general and administrative expenses from the cost reduction measures that were implemented in October 2010 and a decrease in interest expense as more fully described above.

Liquidity and Capital Resources

Our operations have been funded through a combination of operating profits generated from operations and more recently from proceeds received from AAMAC in connection with the Acquisition, which was completed on July 31, 2009. During the six months ended June 30, 2011 and year ended December 31, 2010, the profits generated by our auction and liquidation segment have been negatively impacted by fewer retail liquidation engagements conducted by us. As economic conditions and credit markets have improved for retailers, the number of large retail liquidation engagements in the auction and liquidation industry has decreased from historical levels. These factors, in addition to the interest expense on the $53.9 million of subordinated, unsecured promissory notes paid to the Great American Members and Phantom Equityholders in 2010, have resulted in the net use of $3.1 million of cash from operations during the six months ended June 30, 2011 and $5.4 million of cash from operations during the year ended December 31, 2010.

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

On May 20, 2011, GAAV entered into a Line of Credit with BFI Business Finance collateralized by the accounts receivable of GAAV that allow for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Line of Credit, with maximum borrowings not to exceed $2.0 million. The interest rate under the Line of Credit is the prime rate plus 2%, payable monthly in arrears. The Line of Credit expires on May 16, 2012, and may be extended for successive periods equal to one year, unless GAAV gives BFI written notice of its intent to terminate the Line of Credit at least thirty days prior to the anniversary date of the Line of Credit. BFI has the right to terminate the Line of Credit at its sole discretion upon giving sixty days’ prior written notice to GAAV.  The maximum borrowings amount under the line of credit was temporarily increased to allow for borrowing which amount to $2.3 million at June 30, 2011.

On July 21, 2011, GAG, LLC entered into a loan agreement with Dialectic Capital Partners, LP, Dialectic Offshore Ltd., Dialectic Antithesis Partners, LP and Dialectic Antithesis Offshore Fund, Ltd. (collectively, the “Dialectic Lender’s”) and Dialectic Capital Management, LLC as collateral agent. The loan agreement provides for the loan of $7.0 million to GAG, LLC pursuant to a promissory note (the “Dialectic Note”) with a stated principal amount of $7.6 million (the “Maturity Value”). No interest is due on the loan until after November 1, 2011, at which time the Dialectic Note begins to accrue interest at a rate of 14%, payable quarterly on the last day of January, April, July and October. The final maturity date of the Dialectic Note is July 31, 2013. The Dialectic Note may be prepaid at any time with no penalty. The loan will be used to fund a portion of GAG, LLC’s obligations in connection with its participation in a liquidation transaction. The loan agreement also provides for profit participation payments to the Dialectic Lender’s up to a maximum of 5% of the Maturity Value.  GAG, LLC’s obligation under the loan agreement are subordinated to the Company’s indebtedness under the $100.0 million asset based credit facility described in note 6 to the condensed consolidated financial statements.

On July 26, 2011 and August 3, 2011, the Company entered into individual waivers which extended the payment date for $1.4 million of the $1.7 million of principal amount originally due and payable on July 31, 2011.  Of the $1.4 million principal amount originally due on July 31, 2011, two of the Phantom Equityholders extended the payment date for an aggregate amount $0.6 million until August 31, 2011, one of the Phantom Equityholders extended the payment for an aggregate amount of $0.3 million until October 15, 2011, and the two other Phantom Equityholders extended the payment date for an aggregate amount $0.5 million until December 15, 2011.  Interest will accrue at each of the notes respective note rates until the principal amount is paid.  The Company continues to have the right to prepay the extended amounts prior to extended due dates.

In addition, effective July 31, 2011, the Company entered into individual amendments that increased the principal amount of the promissory notes with Andy Gumaer and Harvey Yellen, the two former Great American Members, both of whom are executive officers and directors of the Company, by an aggregate amount of $1.8 million of accrued interest that was originally due on July 31, 2011. The addition to the principal amount will accrue interest at the note rate of 3.75% and continue to be subject to annual prepayments based upon the Company’s cash flow and the maintenance of a minimum adjusted cash balance as provided in the notes prior to the capitalization of the accrued interest. As a result, the principal balance of the promissory notes to the two former Great American Members increased from an aggregate amount of $47.0 million to $48.8 million.

As a result, on July 31, 2011 we will be obligated to pay a total of $0.3 million in principal of the $1.7 million of principal that was originally due on July 31, 2011 and as a result of the waivers described above we will be obligated to pay a total of $0.6 million of principal on August 31, 2011, $0.3 million of principal on or before October 15, 2011 and $0.5 million of principal on or before December 15, 2011.  After the amendments and waivers, the principal amount outstanding on the unsecured promissory notes payable to the Great American Members and Phantom Equityholders totals $53.7 million.  Interest continues to be payable in accordance with the respective promissory notes on a quarterly basis and in payable at the rate of 12.0% on $2.3 million of the $53.7 million principal amount of promissory notes outstanding and at the rate of 3.75% per annum on the remaining $51.4 million of principal amount outstanding.

In addition to amending the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, we implemented cost reduction measures in September 2010 that have resulted in a reduction in employee headcount of approximately 7%, a voluntary reduction in base salaries of senior executives and other cost savings measures which we expect to result in an aggregate total of approximately $2.2 million in cost savings on an annual basis.

As of June 30, 2011, we had $17.4 million in unrestricted cash and $no borrowings outstanding under our asset based credit facility. We believe that our current cash and cash equivalents, funds available under our asset based credit facility and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and service interest and principal payments due on our long term debt.

	Six Months Ended
	June 30,
	2011	2010
Net cash provided by (used in):
Operating activities	$(3,143)	$(12,296)
Investing activities	(92)	(6,287)
Financing activities	557	7,087
Effect of foreign currency on cash	(12)	-
Net decrease in cash and cash equivalents	$(2,690)	$(11,496)

Cash used in operating activities was $3.1 million for the six months ended June 30, 2011 compared to cash used in operating activities of $12.3 million in the same period in 2010.  The decrease in cash used in operating activities in 2011 was primarily due to an increase in revenues and income from operations in the auction and liquidation segment and reductions in selling, general and administrative expenses from the cost reduction measures that were implemented in 2010 and a decrease in interest expense.  Net cash used in investing activities was $0.1 million for the six months ended June 30, 2011 compared to cash used in investing activities of $6.3 million during the six months ended June 30, 2010. The decrease in net cash provided by investing activities in 2011 was primarily due to payment of the principal balance of the note payable – related party in the amount of $2.7 million, a decrease in our equity investment in Great American Real Estate, LLC of $1.6 million, and an increase in restricted cash in the prior year period.  Cash provided by financing activities was $0.6 million for the six months ended June 30, 2011 compared to cash provided by financing activities of $7.1 million during the six months ended June 30, 2010.  The decrease in cash provided by financing activities during the six months ended June 30, 2011 as compared to the same period in 2010 was primarily due to a decrease in proceeds from borrowings under our credit facilities in the amount of $6.4 million, a decrease in cash used to pay employment taxes on the vesting of restricted stock in the amount of $0.8 million, offset by an increase in distributions of $0.9 million to noncontrolling interests.

Credit Agreements

From time to time, we utilize our asset based credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. We are permitted to borrow up to $100.0 million under the credit facility; however, borrowings under the credit facility are only made at the discretion of the lender. The base rate for the credit facility is the greater of (i) the Wells Fargo prime rate, (ii) LIBOR plus 1.00% and (iii) the Federal Funds Effective Rate plus 0.50%. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. The credit facility also provides for success fees in the amount of 5% to 20% of the profits earned on the liquidation contract, if any.  We typically seek borrowings on an engagement-by- engagement basis. The credit facility expires in July 2013; however, borrowings under the credit facility are generally required to be repaid within 180 days. At June 30, 2011 and December 31, 2010, there was no outstanding balance under the credit facility for borrowing or outstanding letters of credit.  Subsequent to June 30, 2011, we drew down approximately $41.0 million under the credit facility to fund our obligations in new liquidation transactions.  As of June 30, 2011, we were in compliance with all covenants under the credit facility.

On May 29, 2008, Great American Group Energy Equipment, LLC (“GAGEE”) entered into a credit agreement to finance the purchase of oil rigs and other equipment related to the oil exploration business to be sold at auction or liquidation. The principal amount of the loan was $12.0 million and the initial interest rate was 20% per annum. The loan is collateralized by the oil rigs and other equipment related to the oil exploration business that were purchased with the proceeds from the loan. GAGEE is required to make principal and interest payments from proceeds from the sale of the oil rigs and other equipment related to the oil exploration business. GAGEE is a special purpose entity created to purchase the oil rigs and other equipment related to the oil exploration business, whose assets consist only of the oil rigs and other equipment related to the oil exploration business in question and whose liabilities are limited to the lenders’ note and certain operational expenses related to this transaction. GAGEE entered into a forbearance agreement with the lenders and administrative agent effective September 27, 2009 and an amendment to the credit agreement effective December 18, 2009. Pursuant to the terms of the amendment, the interest rate was reduced from 20% to 0% and the lender agreed to reimburse GAGEE for certain expenses from proceeds of the sale of assets that collateralize the amended credit agreement. The forbearance agreement expired on November 18, 2010. The Company and GAGEE entered into the Second Amendment to Credit Agreement on May 9, 2011, which extends the maturity date of the note payable to November 19, 2011 with an interest rate of 0% through maturity.  The Second Amendment to Credit Agreement also provides for the lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable   GAG, LLC guaranteed GAGEE’s liabilities to the lenders up to a maximum of $1.2 million. GAG, LLC made a payment of $1.2 million on October 9, 2009 in full satisfaction of its guaranty under the credit agreement, which reduced the principal amount of borrowings and interest due under the credit agreement. The credit agreement does not provide for other recourse against us, GAG, LLC or any of our other subsidiaries. At June 30, 2011, the aggregate principal balance of the note payable by GAGEE was $11.7 million.

One of our majority owned subsidiaries previously utilized a factoring agreement to provide working capital to finance the operations within the valuation and appraisal segment. The factoring agreement expired on May 22, 2011.  On May 20, 2011, our majority owned subsidiary entered into a line of credit with BFI Business Finance collateralized by its accounts receivable.  The line crdit allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the line of credit, with maximum borrowings not to exceed $2.0 million. The interest rate under the line of credit is the prime rate plus 2%, payable monthly in arrears. The line of credit expires on May 16, 2012, and may be extended for successive periods equal to one year, unless we give BFI written notice of our intent to terminate the line of credit at least thirty days prior to the anniversary date of the line of credit. BFI has the right to terminate the line of credit at its sole discretion upon giving sixty days’ prior written notice to us.  The maximum borrowings amount under the line of credit was temporarily increased to allow for borrowing which amount to $2.3 million at June 30, 2011.

On July 21, 2011, we entered into a Loan Agreement (the “Loan Agreement”) with Dialectic Capital Partners, LP, Dialectic Offshore Ltd., Dialectic Antithesis Partners, LP and Dialectic Antithesis Offshore Fund, Ltd. (collectively, the “Lender”) and Dialectic Capital Management, LLC as Collateral Agent.  The Loan Agreement provides for the loan of $7.0 million to GAG pursuant to a promissory note (the “Note”) with a stated principal amount of $7.6 million (the “Maturity Value”).  No interest is due on the loan until after November 1, 2011, at which time the Note begins to accrue interest at a rate of 14%, payable quarterly on the last day of January, April, July and October.  The final maturity date of the Note is July 31, 2013.  The Note may be prepaid at any time with no penalty.  The loan will be used to fund a portion of our obligations in connection with our participation in a liquidation transaction.  The Loan Agreement also provides for profit participation payments to the Lender up to a maximum of 5% of the Maturity Value (approximately $0.4 million).  Our obligations under the Loan Agreement are subordinated to the our indebtedness under the $100.0 million credit facility described above, and are senior to our other indebtedness

Off Balance Sheet Arrangements

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

On July 8, 2010, we loaned $3.2 million to GARE for the purposes of investing in GAHA Fund II, LLC, a joint venture which is 50% owned by GARE. GAHA Fund II, LLC is a special purpose entity created to purchase non-performing distressed real estate loans at a discount to par from a financial institution and market the loans and real estate to third parties. The note receivable bears interest at a rate of 15% per annum and all unpaid principal and interest is due on July 8, 2011.  The loan maturity date of the loan was extended to October 1, 2011 and the interest rate was reduced to 8% per annum.  Interest income was $0.2 million for the six months ended June 30, 2011. At June 30, 2011, accrued interest receivable on the note receivable was $0.5 million.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of our fiscal quarter ended June 30, 2011. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

Although we have had profitable quarterly and annual periods, we incurred a net loss during the six months ended June 30, 2011 and year ended December 31, 2010. Our operations in 2011 and 2010 were negatively impacted by fewer liquidation engagements as economic conditions for retailers and credit markets improved from the prior years and a decline in revenues from the auction of machinery and equipment. In the past, we also incurred losses from discontinued operations relating to our former retail furniture liquidation solutions business. It is possible that we will continue to experience losses with respect to our current operations as we expand our operations through new business areas. In addition, we expect that our operating expenses will increase to the extent that we grow our business. We may not be able to generate sufficient revenues to maintain profitability.

Our substantial level of indebtedness may make it difficult for us to satisfy our debt obligations and may adversely affect our ability to obtain financing for working capital, capitalize on business opportunities or respond to adverse changes in our industry.

In connection with the consummation of the Acquisition on July 31, 2009, we issued subordinated unsecured promissory notes in the principal amount of $55.6 million payable to the Great American Members and the Phantom Equityholders, which includes our Vice Chairman and CEO who own or control, in the aggregate, 10,560,000 shares of our common stock or 34.6% of our outstanding common stock as of December 31, 2010. As of December 31, 2010, an aggregate principal amount of $53.9 million remains outstanding on the promissory notes. On May 3, 2010, we entered into individual amendments to an aggregate of $52.4 million of the notes, which reduced the interest rate on the amended notes from 12.0% to 3.75% per annum, and further amended the $47.0 million in notes held by the Great American Members to provide for the extension of the maturity date to July 31, 2018 (subject to annual prepayments based upon our cash flow, with certain limitations). On October 27, 2010, we entered into individual waivers related to $51.3 million of the $53.9 million in notes then outstanding, whereby the noteholders agreed to permit us to defer payment of the interest payments that would otherwise be due on each of October 31, 2010, January 31, 2011, and April 30, 2011 until July 31, 2011.  On July 31, 2011, we entered into individual waivers which extended the payment date for $1.1 million of the $1.7 million of principal amount originally due and payable on July 31, 2011 to December 15, 2011.  The $1.1 million will accrue interest at the note rate of $3.75% and may be prepaid at the Company’s option prior to December 15, 2011.  In addition, on July 31, 2011, we entered into individual amendments that (a) reduced the interest rate on the principal outstanding of the subordinated unsecured promissory note amount of $1.3 million with one of the Phantom Equityholders, and (b) increased the principal amount of the promissory notes with the former Great American Members by the $1.8 million of accrued interest that was originally due on July 31, 2011 ($1.6 million accrued at June 30, 2011).  The addition to the principal amount will accrue interest at the note rate of 3.75% and be subject to annual prepayments based upon the Company’s cash flow and the maintenance of a minimum adjusted cash balance as discussed above.  However, despite these amendments to the promissory notes and the waivers of our obligation to make interest payments described above, we may not have sufficient funds available to make payments of interest or principal on the promissory notes in the future, and we may be unable to obtain further waivers or amendments from the noteholders. If we are required to make such payments, we may be required to use funds that would otherwise be required to operate our business, which could have a material impact on our business and financial results. This indebtedness could have material consequences for our business, operations and liquidity position, including the following:

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

Great American Group, Inc.

Date: August 15, 2011	By:	/s/ Paul S. Erickson

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