Form 10-Q
period 2011-09-30
Great American Group, Inc.
filed 2011-11-14
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

As of November 10, 2011, there were 31,001,609 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Great American Group, Inc.
Quarterly Report on Form 10-Q
For The Quarter Ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par value)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,420	$20,080
Restricted cash	5,373	—
Accounts receivable, net	12,391	3,087
Advances against customer contracts	15,906	3,063
Goods held for sale or auction	12,907	13,504
Note receivable - related party	3,224	5,930
Deferred income taxes	5,128	5,463
Prepaid expenses and other current assets	2,785	1,353
Total current assets	74,134	52,480
Property and equipment, net	1,059	1,369
Goodwill	5,688	5,688
Other intangible assets, net	140	221
Deferred income taxes	9,972	11,372
Note receivable	—	—
Other assets	727	1,144
Total assets	$91,720	$72,274
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$19,304	$10,631
Auction and liquidation proceeds payable	—	1,712
Mandatorily redeemable noncontrolling interests	3,434	2,858
Revolving line of credit	1,694	—
Current portion of long-term debt	3,142	1,724
Notes payable	19,332	12,014
Current portion of capital lease obligation	27	27
Total current liabilities	46,933	28,966
Capital lease obligation, net of current portion	22	42
Long-term debt, net of current portion	52,207	52,169
Total liabilities	99,162	81,177
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 135,000,000 shares authorized; 31,001,609 and 30,559,036 issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	4	4
Additional paid-in capital	3,177	2,878
Retained earnings (deficit)	(10,536)	(11,792)
Accumulated other comprehensive income (loss)	(87)	7
Total stockholders' equity (deficit)	(7,442)	(8,903)
Total liabilities and stockholders' equity (deficit)	$91,720	$72,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues:
Services and fees	$27,575	$13,499	$50,147	$26,408
Sale of goods	937	359	2,012	4,732
Total revenues	28,512	13,858	52,159	31,140
Operating expenses:
Direct cost of services	7,613	2,852	15,904	10,938
Cost of goods sold	974	561	2,287	6,098
Selling, general and administrative expenses	10,897	8,018	26,848	24,617
Total operating expenses	19,484	11,431	45,039	41,653
Operating income (loss)	9,028	2,427	7,120	(10,513)
Other income (expense):
Other income (expense)	(3)	—	(13)	—
Interest income	119	157	409	334
Income (loss) from equity investment in Great American Real Estate, LLC	(174)	(401)	(522)	(1,268)
Interest expense	(2,921)	(848)	(3,874)	(2,640)
Income (loss) before income taxes	6,049	1,335	3,120	(14,087)
(Provision) benefit for income taxes	(2,018)	(880)	(1,864)	4,955
Net income (loss)	$4,031	$455	$1,256	$(9,132)
Weighted average basic shares outstanding	28,650,980	28,160,667	28,491,812	28,020,733
Weighted average diluted shares outstanding	29,519,141	29,129,099	29,359,973	28,020,733
Basic and diluted income (loss) per share	$0.14	$0.02	$0.04	$(0.33)
Diluted income (loss) per share	$0.14	$0.02	$0.04	$(0.33)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
For the Nine Months Ended September 30, 2011
(Unaudited)
(Dollars in thousands)

							Accumulated	Total
					Additional	Retained	Other	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	(Deficit)

Balance, January 1, 2011	—	$—	30,559,036	$4	$2,878	$(11,792)	$7	$(8,903)
Vesting of restricted stock, net of shares withheld for employee taxes	—	—	442,573	—	(132)	—	—	(132)
Share based compensation	—	—	—	—	431	—	—	431
Net income for the nine months ended September 30, 2011	—	—	—	—	—	1,256	—	1,256
Foreign currency translation adjustment	—	—	—	—	—	—	(94)	(94)
Balance, September 30, 2011	—	$—	31,001,609	$4	$3,177	$(10,536)	$(87)	$(7,442)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,256	$(9,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	625	580
Provision for doubtful accounts	–	45
Impairment of goods held for sale or auction	–	1,308
Share-based payments	431	3,430
Effect of foreign currency on operations	(85)	(6)
Non-cash interest	1,148	(316)
Amortization of discount on note payable	424	–
Loss from equity investment in Great American Real Estate, LLC	522	1,268
Loss on disposal of assets	3	2
Deferred income taxes	1,735	(4,961)
Income allocated to mandatorily redeemable noncontrolling interests	3,538	1,174
Change in operating assets and liabilities:
Accounts receivable and advances against customer contracts	(22,147)	(442)
Income taxes receivable	–	1,100
Goods held for sale or auction	597	(289)
Prepaid expenses and other assets	(507)	672
Accounts payable and accrued expenses	8,482	(3,658)
Auction and liquidation proceeds payable	(1,712)	3,575
Net cash used in operating activities	(5,690)	(5,650)
Cash flows from investing activities:
Purchases of property and equipment	(237)	(526)
Decrease (increase) in note receivable - related party	2,706	(5,930)
Equity investment in Great American Real Estate, LLC	(331)	(1,267)
Decreaes (increase) in restricted cash	(5,373)	264
Net cash used in investing activities	(3,235)	(7,459)
Cash flows from financing activities:
Payment of note payable	(306)	(1,724)
Proceeds from note payable	7,000	–
Proceeds from revolving line of credit	1,694	–
Repayments of long-term debt and capital lease obligations	(20)	(18)
Payment of employment taxes on vesting of restricted stock	(132)	(1,132)
Distribution to noncontrolling interests	(2,962)	(987)
Net cash provided by (used in) financing activities	5,274	(3,861)
Decrease in cash and cash equivalents	(3,651)	(16,970)
Effect of foreign currency on cash	(9)	(1)
Net decrease in cash and cash equivalents	(3,660)	(16,971)
Cash and cash equivalents, beginning of period	20,080	37,989
Cash and cash equivalents, end of period	$16,420	$21,018
Supplemental disclosures:
Interest paid	$887	$3,134

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

Over the past years, the Company’s growth has been funded through a combination of profits generated from operations and more recently from proceeds received from AAMAC in connection with the Acquisition. During the year ended December 31, 2010 and nine months ended September 30, 2011, the operating profits generated by the Company’s Auction and Liquidation segment in the United States have been impacted due to fewer retail liquidation engagements conducted by the Company. As economic conditions and credit markets have improved for retailers, the number and frequency of large retail liquidation engagements in the auction and liquidation industry in the United States has decreased from historical levels. These factors, in addition to the interest expense on the $55,349 of subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, have resulted in the net use of $5,690 and $6,083 of cash from operations during the nine months ended September 30, 2011 and year ended December 31, 2010, respectively.

On May 4, 2010, the Company entered into individual amendments that reduced the interest rate from 12.0% per annum to 3.75% per annum for $52,419 of the $55,617 principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders. In addition, the maturity date for $46,996 of the $55,617 principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members was extended to July 31, 2018, subject to annual prepayments based upon the Company’s cash flow subject to certain limitations as provided in the amendment to the notes payable, including, without limitation, the Company’s maintenance of a minimum adjusted cash balance of $20,000. The terms of these amendments significantly reduce the annual cash required to service this debt. On October 27, 2010, the Company entered into individual waivers related to an aggregate of $51,334 of the $55,349 principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, whereby the noteholders agreed to permit the Company to defer payment of interest payments due on each of October 31, 2010, January 31, 2011, and April 30, 2011 until July 31, 2011.  All of such deferred interest owed to the Phantom Equityholders was paid on July 31, 2011.  Effective July 31, 2011, the Company entered into individual amendments to the promissory notes held by the Great American Members, both of whom are executive officers and directors of the Company.  The amendments increased the principal amount of the promissory notes from $46,996 to $48,759 for the $1,762 of accrued interest that was due on July 31, 2011. The entire aggregate principal amount will continue to accrue interest at the note rate of 3.75% and will continue to be subject to annual prepayments based upon the Company’s cash flow and the maintenance of a minimum adjusted cash balance as provided in the notes prior to the capitalization of the accrued interest.

On July 26, 2011 and August 3, 2011, the Company entered into individual waivers with certain Phantom Equityholders which extended the payment date for $1,418 of the $1,724 of principal amount of the notes originally due and payable on July 31, 2011.  Of the $1,418 principal amount originally due on July 31, 2011, $649 of principal amount was paid to two of the Phantom Equityholders on October 1, 2011, $297 of principal amount was paid to one of the Phantom Equityholders on October 15, 2011, and $472 of principal amount was paid to the remaining two Phantom Equityholders on November 4, 2011.

In addition to amending the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, the Company implemented cost reduction measures in September 2010 which resulted in a reduction in employee headcount, reduction in base salaries to senior executives, and other cost savings measures.

As of September 30, 2011, the Company had $16,420 in cash and $24,195 of current portion of long-term debt, notes payable and borrowings outstanding under the accounts receivable revolving credit facility. The Company believes that its current cash and cash equivalents, funds available under its asset based credit facility and cash expected to be generated from operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.  The Company continues to monitor its financial performance to ensure sufficient liquidity to fund operations.

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

Effective January 1, 2010, new consolidation guidance became effective relating to accounting for Variable Interest Entities (“VIE”). These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; to eliminate the solely quantitative approach previously required for determining the primary beneficiary of a VIE; to add an additional reconsideration event for determining whether an entity is a VIE when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. As more fully described in Note 13, the Company determined that its equity investment and subordinated financing arrangements with Great American Real Estate, LLC (“GARE”), a joint venture 50% owned by the Company and 50% owned by Kelly Capital, LLC, changes the status of GARE to a VIE that does not require consolidation in the Company’s consolidated financial statements. The adoption of these changes had no material impact on the Company’s condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC.  Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements as permitted under applicable rules and regulations.  In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

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

Revenues in the Valuation and Appraisal segment are primarily comprised of fees for valuation and appraisal services. Revenues are recognized upon the delivery of the completed services to the related customers and collection of the fee is reasonably assured. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs which totaled $654 and $526 for the three months ended September 30, 2011 and 2010, respectively, and $1,844 and $1,754 for the nine months ended September 30, 2011 and 2010, respectively.

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

Commission and fees earned on the sale of goods at auction and liquidation sales are recognized when evidence of an arrangement exists, the sales price has been determined, title has passed to the buyer and the buyer has assumed the risks of ownership, and collection is reasonably assured. The commission and fees earned for these services are included in revenues in the accompanying condensed consolidated statement of operations. Under these types of arrangements, revenues also include contractual reimbursable costs which totaled $1,934 and $534 for three months ended September 30, 2011 and 2010, respectively, and $3,266 and $3,644 for the nine months ended September 30, 2011 and 2010, respectively.

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

In the normal course of business, the Company will enter into collaborative arrangements with other merchandise liquidators to collaboratively execute auction and liquidation contracts. The Company’s collaborative arrangements specifically include contractual agreements with other liquidation agents in which the Company and such other liquidation agents actively participate in the performance of the liquidation services and are exposed to the risks and rewards of the liquidation engagement. The Company’s participation in collaborative arrangements including its rights and obligations under each collaborative arrangement can vary. Revenues from collaborative arrangements are recorded net based on the proceeds received from the liquidation engagement. Amounts paid to participants in the collaborative arrangements are reported separately as direct costs of revenues. Revenue from collaborative arrangements in which the Company is not the majority participant is recorded net based on the Company’s share of proceeds received. There were $8,806 of revenues and $161 of direct cost of services subject to collaborative arrangements during the three months ended September 30, 2011 and $10,610 of revenues and $1,291 of direct cost of services subject to collaborative arrangements during the nine months ended September 30, 2011.  There were no revenues and expenses subject to collaborative arrangements during the three and nine months ended September 30, 2010.

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

The Company’s activities in the Auction and Liquidation segment are executed frequently with, and on behalf of, distressed customers and secured creditors. Concentrations of credit risk can be affected by changes in economic, industry, or geographical factors. The Company seeks to control its credit risk and potential risk concentration through risk management activities that limit the Company’s exposure to losses on any one specific liquidation services contract or concentration within any one specific industry. To mitigate the exposure to losses on any one specific liquidation services contract, the Company sometimes conducts operations with third parties through collaborative arrangements. Revenues from two liquidation service contracts represented 51.5% of total revenues during the three months ended September 30, 2011 and 28.2% of total revenues during the nine months ended September 30, 2011.

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

The Company maintains deposits in accounts under the control of a financial institution as collateral for letters of credit relating to liquidation engagements in connection with the $100,000 credit facility described in Note 6. As of September 30, 2011, the cash collateral for letters of credit and success fees was $5,373.

(i)	Accounts Receivable

Accounts receivable represents amounts due from the Company’s valuation and appraisal customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. There was no bad debt expense during the nine months ended September 30, 2011 and bad debt expense totaled $45 for the nine months ended September 30, 2010. Bad debt expense is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

(j)	Goods Held for Sale or Auction

Goods held for sale or auction are stated at the lower of cost, determined by the specific-identification method, or market.

(k)	Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Property and equipment under capital leases are stated at the present value of minimum lease payments.  Depreciation and amortization expense was $186 and $164 for the three months ended September 30, 2011 and 2010, respectively, and $544 and $460 for the nine months ended September 30, 2011 and 2010, respectively.

(l)	Goodwill and Other Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with the accounting guidance which requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill includes (i) the excess of the purchase price over the fair value of net assets acquired in a business combination described in Note 5 and (ii) an increase for the subsequent acquisition of noncontrolling interests during the year ended December 31, 2007 (also see Note 5). The FASB Accounting Standards Codification (the “Codification”) requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment). Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. The Company operates two reporting units, which are the same as its reporting segments described in Note 14. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

The Company reviewed its reporting units for possible goodwill impairment by comparing the fair values of each of the reporting units to the carrying value of their respective net assets. If the fair values exceed the carrying values of the net assets, no goodwill impairment is deemed to exist. If the fair values of the reporting units do not exceed the carrying values of the net assets, goodwill is tested for impairment and written down to its implied value if it is determined to be impaired. Based on a review of the fair value of the reporting units, no impairment was deemed to have existed as of December 31, 2010.

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

(m)	Notes Receivable

On May 6, 2011, the Company received a $2,598 note receivable from a third party as part of the proceeds from the sale of certain wholesale and industrial machinery and equipment at an auction.  The note is due and payable upon maturity on May 5, 2016 and is collateralized by the wholesale and industrial machinery and equipment.  Interest on the note receivable is payable monthly at a rate of prime rate plus 3% per annum.  In connection with the issuance of the note receivable, the Company recorded a discount in the amount of $189 to reflect a fair market value rate on the note of 8.0%.  The note receivable and accrued interest was paid in full in September 2011.

(n)	Fair Value Measurements

On January 1, 2009, the Company adopted the new accounting guidance and all other guidance related to fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

The Company records mandatorily redeemable noncontrolling interests that were issued after November 5, 2003 at fair value (see Note 12(a)) with fair value determined in accordance with the Codification. The following table below presents information about the Company’s mandatorily redeemable noncontrolling interests that are measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 which are categorized using the three levels of fair value hierarchy. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following tables present information on the liabilities measured and recorded at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.

	Financial Assets Measured at Fair Value on a
	Recurring Basis at September 30, 2011, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	September 30,	identical assets	inputs	inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,947	$-	$-	$2,947
Total liabilities measured at fair value	$2,947	$-	$-	$2,947

	Financial Assets Measured at Fair Value on a
	Recurring Basis at December 31, 2010, Using
		Quoted prices
	Fair Value at	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,132	$-	$-	$2,132
Total liabilities measured at fair value	$2,132	$-	$-	$2,132

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

(o)	Comprehensive Income

Total comprehensive income is comprised of the following:

	Nine Months Ended
	September 30,
	2011	2010

Accrued interest added to Note payable principal balance	$1,762	$-

(p)	Fiduciary Funds

The accompanying condensed consolidated balance sheets do not include fiduciary funds, which are held by the Company on behalf of clients in connection with the administration of loans in the performance of capital advisory services and which amounted to $6,945 at December 31, 2010.

(q)	Supplemental Disclosure of Noncash Items

Supplemental disclosure of noncash financing activities:

	Nine Months Ended
	September 30,
	2011	2010

Accrued interest added to Note payable principal balance	$1,762	$-

(r)	Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, “Intangibles — Goodwill and Other (Topic 350). When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ”  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This update will be effective for fiscal years beginning after December 15, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operation.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This ASU addresses fair value measurement and disclosure requirements within Accounting Standards Codification (“ASC”) Topic 820 for the purpose of providing consistency and common meaning between U.S. GAAP and IFRS.  Generally, this ASU is not intended to change the application of the requirements in Topic 820. Rather, this ASU primarily changes the wording to describe many of the requirements in U.S. GAAP for measuring fair value or for disclosing information about fair value measurements.  This ASU is effective for periods beginning after December 15, 2011.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operation.

In June 2011, the FASB issued ASC No. 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income”.  The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this update.  The amendments require that all non-owner changes in stockholder’s equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and total for other comprehensive income, along with a total for comprehensive income.  The company is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of comprehensive income are presented.  The amendments in this update should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is currently evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements.

NOTE 3— ACCOUNTS RECEIVABLE

The components of accounts receivable, net, include the following:

	September 30,	December 31,
	2011	2010

Accounts receivable not subject to factoring agreement	$12,290	$2,052
Unbilled receivables	101	189
Amounts due from factor	-	861
Total accounts receivable	12,391	3,102
Allowance for doubtful accounts	-	(15)
Accounts receivable, net	$12,391	$3,087

Additions and changes to the allowance for doubtful accounts consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Balance, beginning of period	$15	$6	$15	$18
Add: Additions to reserve	-	-	-	45
Less: Write-offs	(15)	-	(15)	(57)
Less: Recoveries	-	-	-	-
Balance, end of period	$-	$6	$-	$6

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

GAAV was a party to a factoring agreement, dated as of May 22, 2007 (the “Factoring Agreement”) with FCC LLC, d/b/a First Capital Western Region, LLC (the “Factor”). The Factoring Agreement provided for an initial term of two years and annual one-year automatic extensions unless GAAV provides written notice of termination to the Factor. The Factor, at its discretion, purchased on a nonrecourse basis all of GAAV’s customer receivables. The Factor was responsible for servicing the receivables. The terms of the Factoring Agreement allowed for the Factor to pay 90% of the net receivable invoice amount upon request by GAAV and retain the remaining 10% in a reserve. The Factor, at its discretion, could offset the reserve for amounts not collected or outstanding at the end of the term of the Factoring Agreement. The Factor charged a factoring commission equal to 0.25% of the gross invoice amount of each account purchased, or five dollars per invoice, whichever was greater, with a minimum commission of $24 per year. The Factor also charged interest at prime plus 1% with a floor of 8% on the net uncollected outstanding balance of the receivables purchased. Effective December 1, 2009, the interest charged by the Factor was reduced to London Interbank Offered Rate (“LIBOR”) plus 4.5% on the net uncollected outstanding balance of the receivables purchased. One of the members of GAAV personally guaranteed up to a maximum of $500 plus interest and certain fees for accounts receivables sold pursuant to the Factoring Agreement.  On May 20, 2011, the Factoring Agreement was terminated and replaced with an accounts receivable revolving line of credit described in Note 6.

The sale of the receivables is accounted for in accordance with the accounting guidance for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with the Codification, receivables are considered sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables, and the Company has surrendered control over the transferred receivables. Accounts receivable sold to the Factor were $3,500 during the three months ended September 30, 2010, and $5,147 and $10,435 during the nine months ended September 30, 2011 and 2010, respectively. Factoring commissions and other fees based on advances were $34 during the three months ended September 30,  2010, and $38 and $77 for the nine months ended September 30, 2011 and 2010, respectively. Factoring commissions and other fees are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.  At September 30, 2011, accounts receivable in the amount of $3,740 were collateralized by the new accounts receivable revolving line of credit more fully described in Note 6.

NOTE 4— GOODS HELD FOR SALE OR AUCTION

	September 30,	December 31,
	2011	2010

Machinery and equipment	$9,928	$10,227
Leased equipment	1,828	1,969
Aircraft parts	1,151	1,308
Total	$12,907	$13,504

Goods held for sale or auction includes machinery and equipment, leased equipment with a carrying value of $2,000 less accumulated depreciation of $172, and aircraft parts and other as of September 30, 2011. Machinery and equipment is primarily comprised of oil rigs with a carrying value of $9,737 which includes a lower of cost or market adjustment of $1,086 as of September 30, 2011 and $1,056 as of December 31, 2010. The leased equipment consists of one oil rig and is depreciated over a period of 15 years which approximates its useful life. Aircraft parts and other is primarily comprised of aircraft parts with a carrying value of $1,151 and $1,308 as of September 30, 2011 and December 31, 2010, respectively, which includes a lower of cost or market adjustment of $543.

Machinery and equipment with a carrying value of $9,737 and leased equipment with a carrying value of $1,828 serve as collateral for the $11,705 note payable as of September 30, 2011 as more fully described in Note 8.

NOTE 5— GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $5,688 is comprised of $1,975 of goodwill in the Auction and Liquidation segment and $3,713 of goodwill in the Valuation and Appraisal segment.  There have been no changes to the carrying amount of goodwill since December 31, 2007.

Other intangible assets with finite lives include customer relationships which are being amortized over their estimated useful lives of 6 years. Amortization expense was $0 and $40 for the three months ended September 30, 2011 and 2010, respectively, and $81 and $120 for the nine months ended September 30, 2011 and 2010, respectively.

Trademarks have been identified as an indefinite lived intangible asset and are presented with definite lived intangible assets as follows:

	September 30, 2011
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Customer relationships	$970	$970	$-
Trademarks	140	-	140
Total	$1,110	$970	$140

	December 31, 2010
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Customer relationships	$970	$889	$81
Trademarks	140	-	140
Total	$1,110	$889	$221

NOTE 6— CREDIT FACILITIES

On October 21, 2008, the Company entered into a $75,000 asset based credit facility with a financial institution which had an initial expiration date of October 21, 2010.  On July 16, 2010, the credit agreement was amended to increase the amount of credit advances and letter of credit obligations from an aggregate of $75,000 to $100,000 and extend the term of the credit facility to July 16, 2013.  In addition, the base rate for the revolving loan amount was amended to the greater of (1) the Wells Fargo prime rate; (2) the LIBOR plus 1.00% and (3) the Federal Funds Effective Rate plus 0.50%.  Prior to the amendment, the base rate was the Wells Fargo prime rate. In connection with the amendment, the Company paid a renewal fee of $250.  On December 8, 2010, the credit agreement was amended and restated to allow for borrowings by the Company’s wholly owned subsidiary in the United Kingdom.  Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion.  The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(c).  All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding.  The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract.  The credit facility also provides for success fees in the amount of 5% to 20% of the profits earned on the liquidation contract, if any, as defined in the credit facility.  Interest expense totaled $1,291 (including success fee of $1,109) and $257 (including success fee of $240) for the three months ended September 30, 2011 and 2010, respectively, and $1,306 (including success fees of $1,124) and $529 (including success fees of $290) for the nine months ended September 30, 2011 and 2010, respectively.  On July 20, 2011, the Company borrowed $41,006 for one liquidation services contract and repaid this amount in August and September 2011.  At September 30, 2011, one letter of credit was outstanding in the amount of $4,573.  There was no outstanding balance for cash borrowings under this credit facility at September 30, 2011 and December 31, 2010.

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

On May 17, 2011, GAAV entered into a Loan and Security Agreement (Accounts Receivable Line of Credit) (the “Line of Credit”) with BFI Business Finance (“BFI”). The Line of Credit is collateralized by the accounts receivable of GAAV and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Line of Credit, with maximum borrowings not to exceed $2,000. The interest rate under the Line of Credit is the prime rate plus 2%, payable monthly in arrears. The Line of Credit expires on May 16, 2012, and may be extended for successive periods equal to one year, unless GAAV gives BFI written notice of its intent to terminate the Line of Credit at least thirty days prior to the anniversary date of the Line of Credit. BFI has the right to terminate the Line of Credit at its sole discretion upon giving sixty days’ prior written notice to GAAV. In connection with the Line of Credit, GAG, LLC entered into a limited continuing guaranty of GAAV’s obligations under the Line of Credit. Proceeds from the Line of Credit were used to pay off GAAV’s borrowings under the Factoring Agreement as more fully described in Note 3.  Interest expense totaled $36 for the three months ended September 30, 2011 and $51 for the nine months ended September 30, 2011.

NOTE 7— LONG-TERM DEBT

Long-term debt consists of the following arrangements:

	September 30,	December 31,
	2011	2010

$60,000 notes payable to each of the Great American Members and the Phantom Equityholders of GAG, LLC issued in connection with the Acquisition dated July 31, 2009	$55,349	$53,893
Total long-term debt	55,349	53,893
Less current portion of long-term debt	3,142	1,724
Long-term debt, net of current portion	$52,207	$52,169

$60,000 Notes Payable

On July 31, 2009, in connection with the Acquisition, the Company issued a note payable to the Contribution Consideration Recipients in the initial principal amount of $60,000. In connection with the closing of the Acquisition, an initial principal payment of $4,383 was made, thereby reducing the principal amount of the note to $55,617. On August 28, 2009, the note was replaced with separate subordinated unsecured promissory notes (collectively, the “Notes”) issued in favor of each of the Contribution Consideration Recipients. Prior to the Amendments described below, all Notes were payable in five equal annual principal payments in the aggregate amount of $11,123 due on the anniversary date of the Notes beginning on July 31, 2010 through July 31, 2014 with interest payable quarterly in arrears beginning October 31, 2009 at 12% per annum. On May 4, 2010, the Company entered into individual amendments (each, an Amendment and collectively, the “Amendments”) to an aggregate of $52,419 of the $55,617 principal amount outstanding of the subordinated unsecured promissory notes, which reduced the interest rate on the amended notes from 12.0% per annum to 3.75% per annum. The interest rate reduction was effective retroactive to February 1, 2010. In addition, the maturity date for $46,996 of the $55,617 principal amount outstanding of the subordinated, unsecured promissory notes was extended to July 31, 2018, subject to annual prepayments based upon the Company’s cash flow, provided that the Company is not obligated to make such prepayments if the Company’s minimum adjusted cash balance is below $20,000.  Each prepayment, if any, is due within 30 days of the filing of the Company’s Annual Report on Form 10-K, beginning with the Form 10-K for the fiscal year ending December 31, 2010. There were no prepayments due on the notes payable under this prepayment provision on April 30, 2011. The remaining notes with $8,621 principal amount outstanding continue to be payable in five equal annual principal payments as described above. On October 27, 2010, the Company entered into individual waivers for an aggregate of $51,334 of the $53,893 principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, whereby the noteholders agreed to permit the Company to defer payment of interest payments due on each of October 31, 2010, January 31, 2011, and April 30, 2011 until July 31, 2011. On July 26, 2011 and August 3, 2011, the Company entered into individual waivers which extended the payment date for $1,418 of the $1,724 of principal amount originally due and payable on July 31, 2011.  Of the $1,418 principal amount originally due on July 31, 2011, $649 of principal amount was paid to two of the Phantom Equityholders on October 1, 2011, $297 of principal amount was paid to one of the Phantom Equityholders on October 15, 2011, and $472 of principal amount was paid to the remaining two Phantom Equityholders on November 4, 2011.

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

Interest expense was $563 and $573 for the three months ended September 30, 2011 and 2010, respectively, and $1,670 and $2,100 for the nine months ended September 30, 2011 and 2010, respectively. Accrued interest payable was $378 and $899 on the notes payable as of September 30, 2011 and December 31, 2010, respectively.

NOTE 8— NOTES PAYABLE

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

On December 31, 2009, GAGEE entered into an amendment to credit agreement (the “First Amendment to Credit Agreement”) dated as of December 18, 2009 with Garrison Special Opportunities Fund LP and the Administrative Agent, whereby the Lender agreed to forebear from exercising any of the remedies available to them under the Forebearance Agreement and the related Security Agreement and to extend the maturity date of the Forebearance Agreement until November 18, 2010, unless a forbearance default occurs, as specified in the credit agreement, as amended. Pursuant to the terms of the First Amendment to Credit Agreement the interest rate was reduced from 20% to 0% and the Lender agreed to reimburse GAGEE for certain expenses from proceeds of the sale assets that collateralize the credit agreement. The Forbearance Agreement expired on November 18, 2010.  The Company and GAGEE entered into the Waiver and Second Amendment to Credit Agreement with the Lenders (the “Second Amendment to Credit Agreement”) on May 9, 2011 which extended the maturity date of the note payable to December 31, 2011 with an interest rate of 0% through maturity.  The Second Amendment to Credit Agreement also provides for the Lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable

GAG, LLC has satisfied its obligation to pay the $1,200 guarantee and the credit agreement does not provide for other recourse against GAG, LLC or the Company. At September 30, 2011 and December 31, 2010, the aggregate principal balance of the note payable was $11,705 and $12,014, respectively. The reduction in principal balance during the first quarter of 2011 is the result of the reversal of interest expense during the first quarter of 2011 that was accrued during the period from the date of the expiration of the First Amendment to Credit Agreement on November 18, 2010 to December 31, 2010 at an interest rate of 22% (the default rate), as the Second Amendment to Credit Agreement provides for an interest rate of 0% for that period.  The reversal of interest expense of $309 in the first quarter of 2011 is reflected in the condensed consolidated statement of operations for the nine months ended September 30, 2011 as a reduction of interest expense.

On July 21, 2011, GAG, LLC entered into a loan agreement with Dialectic Capital Partners, LP, Dialectic Offshore Ltd., Dialectic Antithesis Partners, LP and Dialectic Antithesis Offshore Fund, Ltd. (collectively, the “Dialectic Lenders”) and Dialectic Capital Management, LLC as collateral agent. The loan agreement provides for the loan of $7,000 to GAG, LLC pursuant to a promissory note (the “Dialectic Note”) with a stated principal amount of $7,609 (the “Maturity Value”). No interest is due on the loan until after November 1, 2011, at which time the Dialectic Note begins to accrue interest at a rate of 14%, payable quarterly on the last day of January, April, July and October. The final maturity date of the Dialectic Note is July 31, 2013. The Dialectic Note may be prepaid at any time with no penalty. The loan was used to fund a portion of GAG, LLC’s obligations in connection with its participation in a liquidation transaction. The loan agreement also provides for profit participation payments to the Dialectic Lenders up to a maximum of 5% of the Maturity Value.  Interest expense totaled $804 (including interest of $380 for profit participation payments) for the three and nine months ended September 30, 2011.  The unamortized discount on the note payable was $185 at September 30, 2011.  The note payable and interest for profit participation were paid in full in October 2011.

On August 22, 2011, the Company borrowed $259 from a finance company to finance insurance premiums.  Interest on the loan was 6.49% and the loan required monthly installments of $30 until maturity on May 1, 2012.  The outstanding balance under the loan was $203 at September 30, 2011.  The loan balance and accrued interest was paid off in October 2011.

NOTE 9— INCOME TAXES

The Company’s (provision) benefit for income taxes consists of the following:

	Nine Months Ended
	September 30,
	2011	2010
Current:
Federal	$(37)	$(5)
State	(92)	(1)
Total current provision	(129)	(6)

Deferred:
Federal	(1,468)	3,893
State	(267)	1,068
Total deferred (provision) benefit	(1,735)	4,961
Total (provision) benefit for income taxes	$(1,864)	$4,955

A reconciliation of the federal statutory rate of 34% for the nine months ended September 30, 2011 and 2010 to the effective tax rate for income (loss) from operations before income taxes is as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2011	2010

Provision (benefit) for income taxes at federal statutory rate	34.0%	(34.0	) %
State income taxes, net of federal benefit	4.8	(5.4)
Tax differential on vesting of restricted stock	23.1	-
Other	(2.1)	4.2
Effective income tax rate	59.8%	(35.2	) %

Deferred income tax assets (liabilities) consisted of the following:

	September 30,	December 31,
	2011	2010
Deferred tax assets:
Goods held for sale or auction	$1,043	$1,065
Deductible goodwill	579	626
Accrued liabilities	399	697
Mandatorily redeemable noncontrolling interests	716	732
Note payable to Phantom Equityholders	2,339	2,501
Share based payments	287	934
Other	95	51
Net operating loss carryforward	9,642	10,229
Total deferred tax assets	$15,100	$16,835

As of December 31, 2010, the Company had federal net operating loss carryforwards of $25,041 and state net operating loss carryforwards of $20,621. The Company’s federal net operating loss carryforwards will expire in the tax year ending December 31, 2030 and the state net operating loss carryforwards will expire in 2031.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. As of September 30, 2011 and December 31, 2010, the Company believes that it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance.

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

NOTE 10— EARNINGS PER SHARE

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Basic common shares outstanding exclude 2,320,000 common shares that are held in escrow and subject to recall.  The 2,320,000 shares include 1,000,000 common shares issued to the AAMAC founders that are subject to recall in the event certain earnings before interest, taxes, depreciation and amortization are not achieved for fiscal years 2009 to 2011 as defined in the Acquisition agreement and 1,320,000 common shares issued to the former Great American members that are subject to recall upon the final settlement of claims for goods held for sale in connection with the Acquisition.  Dilutive common shares outstanding includes contingently issuable shares that are currently in escrow and subject to release if the conditions for the final settlement of claims for goods held for sale in connection with the Acquisition was satisfied at the end of the respective periods.

Basic and diluted earnings (loss) per share was calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss)	$4,031	$455	$1,256	$(9,132)

Weighted average shares outstanding:
Basic	28,650,980	28,160,667	28,491,812	28,020,733
Effect of dilutive potential common shares:
Restricted stock units and non-vested shares	-	-	-	-
Contingently issuable shares	868,161	968,432	868,161	-
Diluted	29,519,141	29,129,099	29,359,973	28,020,733

Basic earnings (loss) per share	$0.14	$0.02	$0.04	$(0.33)
Dilute earnings (loss) per share	$0.14	$0.02	$0.04	$(0.33)

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

(a)	Grant of Membership Interests in Limited Liability Company Subsidiaries

The limited liability company operating agreement of GAAV was amended on January 1, 2008 to admit two additional members. Both members were granted a 3% interest in the members’ equity of GAAV. The aggregate value of the grant of the membership interests totaled $1,440. The membership interests vest one-third on January 1, 2008, the date of grant, and one-third on January 1, 2010 and the remaining one-third on January 1, 2011. The membership interests were issued as employee share based payment awards that are being recognized over the requisite service periods. Share based compensation for the three and nine months ended September 30, 2010 was $40 and $120, respectively, and is included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

The Company determined the fair value of the share based payment awards described above based on issuances of similar member interests for cash and references to industry comparables. The Company also relied, in part, on information obtained from appraisal reports prepared by outside specialists.

(b)	Restricted Stock Awards

In connection with the Acquisition, the Company granted 1,440,000 shares of restricted common stock to the Phantom Equityholders. These shares are issuable in accordance with the following vesting schedule: 50% on January 31, 2010, 25% on July 31, 2010 and the remaining 25% on January 31, 2011. There was no share based compensation for the restricted stock awards for the three months ended September 30, 2011.  Share based compensation for the restricted stock awards was $887 for the three months ended September 30, 2010 and $296 and $2,958 for the nine months ended September 30, 2011 and 2010, respectively, and is included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations. Of the 360,000 shares of common stock that vested in accordance with the vesting schedule on January 31, 2011, 182,758 shares of common stock of the Company were issued to the Phantom Equityholders and 177,242 shares were forfeited by the Phantom Equityholders to pay for employment withholding taxes. An additional 108,000 shares issuable to the Phantom Equityholders in the Acquisition were reserved to satisfy certain escrow claims in connection with the Acquisition, and have been released from escrow effective April 30, 2011 pursuant to the terms of the escrow agreement.

The Company’s activity for the restricted stock awards for the nine months ended September 30, 2011 is summarized in the following table:

		Weighted
		Average Fair
		Value
	Shares	Per Share

Outstanding at December 31, 2010	360,000	$4.93
Granted	-	$-
Vested	(360,000)	$4.93
Foreited/Cancelled	-	$-
Outstanding at September 30, 2011	-	$-

(c)	Restricted Stock Unit Activity

On July 15, 2010 and August 25, 2009, each of the non-employee directors then serving on the Company’s Board of Directors was awarded 40,000 and 10,142 restricted stock units with a grant date fair value of $1.25 and $4.93, respectively, in connection with their annual grant. In addition, on August 25, 2009, each of the non-employee directors then serving on the Company’s Board of Directors was awarded an initial grant of 8,113 restricted stock units with a grant date fair value of $4.93 per share. Such restricted stock units are subject to a one-year vesting period that commenced on July 31, 2009 for the restricted stock units granted in 2009 and July 15, 2010 for the restricted stock units granted in 2010. The total number of restricted stock units granted in 2010 were 200,000 and in 2009 were 91,275, for a total value of $250 and $450, respectively. The restricted stock units granted in 2009 were 100% vested at December 31, 2010. Share based compensation for the restricted stock units was $10 and $105 for the three months ended September 30, 2011 and 2010, respectively, and $135 and $352 for the nine months ended September 30, 2011 and 2010, respectively, and is included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

At September 30, 2011, there were no non-vested restricted stock units or unrecognized share based compensation expense related to these restricted stock units.

NOTE 13— RELATED PARTY TRANSACTIONS

On January 4, 2010, the Company loaned $2,706 to GAHA Fund I, a wholly-owned subsidiary of GARE, a joint venture 50% owned by the Company and 50% owned by Kelly Capital, LLC. GAHA Fund I was created to purchase land and a commercial building that was subsequently sold by GAHA Fund I in January 2011. The note receivable was collateralized by the land and commercial building which was purchased with the proceeds from the loan. The note receivable bore interest at a rate of 10% per annum. The principal balance on the note and all unpaid interest was paid by GAHA Fund I in January 2011. Interest income was $69 for the three months ended September 30, 2010, and $10 and $203 for the nine months ended September 30, 2011 and 2010, respectively, and is included in interest income in the accompanying condensed consolidated statement of operations. At December 31, 2010, the note receivable in the amount of $2,706 is included in note receivable – related party in the accompanying consolidated balance sheet and accrued interest receivable in the amount of $268 is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

On July 8, 2010, the Company loaned $3,224 to GARE for the purposes of investing in GAHA Fund II, LLC, a joint venture which is 50% owned by GARE, .GAHA Fund II, LLC is a special purpose entity created to purchase non-performing distressed real estate loans at a discount to par from a financial institution and market the loans and real estate to third parties. The note receivable bears interest at a rate of 15% per annum and all unpaid principal and interest was due on July 8, 2011. In July 2011, the maturity date of the loan was extended to October 1, 2011 and the interest rate was reduced to 8% per annum.  Interest income was $41 and $305 for the three and nine months ended September 30, 2011 and $113 for each of the three and nine month periods ended September 30, 2010 and is included in interest income in the accompanying condensed consolidated statement of operations. At September 30, 2011 and December 31, 2010, the note receivable in the amount of $3,224 and accrued interest receivable in the amount of $538 and $233 is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

In accordance with the accounting guidance for consolidation of variable interest entities, the Company has determined that the subordinated financing arrangements in the form of notes receivable described above with GARE changes the status of the entities to VIE. The Company, in determining whether or not it is the primary beneficiary of GARE, considered the disproportionate capital contributions that are currently made by the Company, the voting interests of the members of GARE and each member’s ability to direct the activities of GARE. The Company determined it is not the primary beneficiary of the VIE since decisions to direct the operations of GARE are done jointly by the members of GARE and the Company does not have a disproportionate voting interest which allows it to exercise any rights or powers that would enable the Company to direct the activities of GARE that most significantly impact GARE’s economic performance. The accompanying condensed consolidated financial statements do not consolidate GARE. The loss from GARE is accounted for under the equity method of accounting and is included in other income (loss) in the amount of $174 and $401 for the three months ended September 30, 2011 and 2010, respectively, and $522 and $1,268 for the nine months ended September 30, 2011 and 2010, respectively, in the condensed consolidated statements of operations. At September 30, 2011, the maximum amount of loss exposure related to the VIE is equal to the carrying value of the respective note receivable – related party and accrued interest receivable described above.

In August 2011, the Company paid a loan origination fee of $140 (2% of the $7,000 Dialetic Note as more fully described in note 8) to B. Riley & Co., an investment bank. A member of the Company’s board of directors is the controlling shareholder, president and chief executive officer of B. Riley & Co.

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

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Auction and Liquidation reportable segment:
Revenues - Services and fees	$21,713	$8,563	$32,833	$10,957
Revenues - Sale of goods	937	359	2,012	4,732
Total revenues	22,650	8,922	34,845	15,689
Direct cost of services	(4,920)	(680)	(8,547)	(4,200)
Cost of goods sold	(974)	(561)	(2,287)	(6,098)
Selling, general, and administrative expenses	(4,215)	(2,083)	(10,498)	(5,678)
Depreciation and amortization	(47)	(32)	(132)	(85)
Segment income	12,494	5,566	13,381	(372)
Valuation and Appraisal reportable segment:
Revenues	5,862	4,936	17,314	15,451
Direct cost of revenues	(2,693)	(2,172)	(7,357)	(6,738)
Selling, general, and administrative expenses	(1,674)	(1,893)	(5,267)	(6,324)
Depreciation and amortization	(41)	(39)	(119)	(125)
Segment income	1,454	832	4,571	2,264
Consolidated operating income from reportable segments	13,948	6,398	17,952	1,892
Corporate and other expenses	(4,920)	(3,971)	(10,832)	(12,405)
Interest income	119	157	409	334
Other income (expense)	(177)	(401)	(535)	(1,268)
Interest expense	(2,921)	(848)	(3,874)	(2,640)
Income (loss) from operations before (provision) benefit for income taxes	6,049	1,335	3,120	(14,087)
(Provision) benefit for income taxes	(2,018)	(880)	(1,864)	4,955
Net income (loss)	$4,031	$455	$1,256	$(9,132)

Capital expenditures:
Auction and Liquidation segment	$-	$155	$166	$510
Valuation and Appraisal segment	4	-	71	15
Total	$4	$155	$237	$525

	As of	As of
	September 30,	December 31,
	2011	2010
Total assets:
Auction and Liquidation segment	$83,642	$66,846
Valuation and Appraisal segment	8,078	5,428
Total	$91,720	$72,274

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In April 2009, we expanded our operations into Europe by opening an office in the United Kingdom. Our services in the United Kingdom include helping retailers downsize through inventory liquidation and store closures and providing appraisal and valuation services. In 2010, we hired a number of key employees to increase our presence and expand the operations of our retail liquidations solutions business throughout Europe. During 2010, we generated approximately $0.6 million of revenues from services and fees from appraisal and auction and liquidation services engagements in our European operations.  During the nine months ended September 30, 2011, we generated approximately $9.6 million in revenue from our European operations.  These revenues were primarily generated from two retail liquidation engagements we conducted in the United Kingdom.

In October 2009, we formed GA Capital, LLC (“GA Capital”), a majority owned subsidiary of the Company. GA Capital focuses on services to retailers that are in need of junior secured loans for growth capital, working capital, and turnaround financing as part of our auction and liquidation segment. GA Capital advises borrowers and sources loans between $10 million and $100 million secured by collateral assets of the borrowers, including inventory, accounts receivable, real estate and intellectual property.  During the nine months ended September 30, 2011, we generated approximately $7.0 million in revenue from capital advisory services performed by our GA Capital operations.

In January 2011, the Keen Consultants’ real estate team joined us and began operating as GA Keen Realty Advisors. This division provides real estate analysis, valuation and strategic planning services, brokerage, mergers and acquisition, auction services, lease restructuring services, and real estate capital market services as part of our auction and liquidation segment. GA Keen Realty Advisors will continue to offer its services to traditional clients of Keen Consultants, including property owners, tenants, secured and unsecured creditors, attorneys, and financial advisors.

In July 2011, our operations in the retail and liquidation segment experienced an increase in business activity with the liquidation engagement for TJ Hughes Limited, a 57 store discount department chain in the United Kingdom, and our participation in a joint venture involving the liquidation of Borders Group, Inc., a going-out-of-business sale for all 399 remaining Borders bookstore locations.  During the three months ended September 30, 2011, revenues from these two liquidation engagements totaled $14.7 million.  In addition to these retail liquidation engagements, during the three months ended September 30, 2011, GA Capital generated revenues of $4.6 for advisory fees from contingent fees earned from advisory work performed on previous debt financings of Borders Group, Inc. and Conns, Inc.

Historically, revenues from our auction and liquidation segment have comprised a significant amount of our total revenues and operating profits. During the years ended December 31, 2010 and 2009, revenues from our auction and liquidation segment were primarily generated from our operations in the United States and amounted to 49.9% and 73.9% of total revenues, respectively. During the nine months ended September 30, 2011, revenues from our auction and liquidation segment were $34.8 million or 66.8% of total revenues.  Of the $34.8 million in revenues, $14.7 million, or 42.1% of this total, was generated from the TJ Hughes Limited liquidation engagement in Europe and our participation in the joint venture involving the liquidation of Borders Group, Inc.  Revenues we generate in the auction and liquidation segment vary significantly from quarter to quarter and have a significant impact on our operating results from period to period.  Revenues from retail and liquidation engagements in the United States and wholesale and industrial auctions were $17.0 million, or 32.6%, of total revenues during the nine months ended September 30, 2011.  The decrease in the percentage of revenues in the auction and liquidation segment in the United States is primarily due to fewer liquidation engagements as economic conditions for retailers and credit markets have improved from the prior years.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, allowance for doubtful accounts, goods held for sale or auction, goodwill and other intangible assets, share-based compensation and income taxes can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended September 30, 2011.

Results of Operations

The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Condensed Consolidated Statements of Operations
(dollars in thousands)

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
	Amount	%	Amount	%
Revenues:
Services and fees	$27,575	96.7%	$13,499	97.4%
Sale of goods	937	3.3%	359	2.6%
Total revenues	28,512	100.0%	13,858	100.0%
Operating expenses:
Direct cost of services	7,613	26.7%	2,852	20.6%
Cost of goods sold	974	3.4%	561	4.0%
Selling, general and administrative expenses	10,897	38.2%	8,018	57.9%
Total operating expenses	19,484	68.3%	11,431	82.5%
Operating income	9,028	31.7%	2,427	17.5%
Other income (expense)	(3)	0.0%	-	0.0%
Interest income	119	0.3%	157	1.1%
Loss from equity investment in
Great American Real Estate, LLC	(174)	-0.6%	(401)	-2.9%
Interest expense	(2,921)	-10.2%	(848)	-6.1%
Income before income taxes	6,049	21.2%	1,335	9.6%
Provision for income taxes	(2,018)	-7.1%	(880)	-6.3%
Net income	$4,031	14.1%	$455	3.3%

Revenues. Total revenues increased $14.6 million, or 105.7%, to $28.5 million during the three months ended September 30, 2011 from $13.9 million during the three months ended September 30, 2010. The increase in revenues during the three months ended September 30, 2011 was primarily due to an increase in revenues in the auction and liquidation segment of $13.7 million and a $0.9 million increase in revenues in the valuation and appraisal services segment as compared to the same period in 2010. The increase in revenues in the auction and liquidation segment in 2011 was primarily due (a) an increase in revenues of $7.2 million from retail liquidation engagements primarily in Europe; (b) an increase in revenues of $3.5 million from capital advisory fees performed by our GA Capital operations; (c) an increase in revenues of $2.6 million from the auction of wholesale and industrial equipment; and (d) an increase in revenues of $0.4 million from our GA Keen Realty Advisors division, a newly formed division in January 2011.  The increase in revenues from retail liquidation engagements for the three months ended September 30, 2011 were primarily due to revenues from the TJ Hughes Limited liquidation engagement in Europe and our participation in the joint venture involving the liquidation of Borders Group, Inc.  Gross revenues from the sales of goods increased $0.5 million, to $0.9 million during the three months ended September 30, 2011 from $0.4 million during the same period in 2010. The increase in revenues of $0.9 million in the valuation and appraisal services segment was primarily due to an increase in revenues of $0.7 million related to appraisals for machinery and equipment and an increase in revenues of $0.2 million for appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors.

Revenue and Gross Margin by Segment
(dollars in thousands)

Auction and Liquidation Segment:

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
	Amount	%	Amount	%
Revenues:
Services and fees	$21,713	95.9%	$8,563	96.0%
Sale of goods	937	4.1%	359	4.0%
Total revenues	22,650	100.0%	8,922	100.0%
Direct cost of services	4,920	21.7%	680	7.6%
Cost of goods sold	974	4.3%	561	6.3%
Total operating expenses	5,894	26.0%	1,241	13.9%
Gross margin	$16,756	74.0%	$7,681	86.1%

Gross margin services and fees	77.3%		92.1%
Gross margin sales of goods	-3.9%		-56.3%

Revenues in the auction and liquidation segment increased $13.7 million, to $22.6 million during the three months ended September 30, 2011 from $8.9 million during the three months ended September 30, 2010.  Revenues from services and fees increased $13.1 million, to $21.7 million during the three months ended September 30, 2011 from $8.6 million during the three months ended September 30, 2010. The increase in revenues from services and fees was primarily due to (a) an increase in revenues from services and fees of $6.9 million from retail liquidation engagements of which $5.7 million were in Europe; (b) an increase in revenues of $3.5 million from capital advisory fees performed by our GA Capital operations; (c) an increase in revenues of $2.3 million from services and fees in the auction of wholesale and industrial equipment; and (d) an increase in revenues of $0.4 million from our GA Keen Realty Advisors division, a newly formed division in January 2011.  The increase in revenues from services and fees for the three months ended September 30, 2011 were primarily due to revenues from the TJ Hughes Limited liquidation engagement in Europe and our participation in the joint venture involving the liquidation of Borders Group, Inc.  Revenues from gross sales of goods where we held title to the goods increased to $0.9 million during the three months ended September 30, 2011 from $0.4 million during the three months ended September 30, 2010. The increase in gross revenues from the sales of goods where we held title to the goods was primarily due the sale of goods with higher asset values in 2011 as compared to 2010.

Gross margin in the auction and liquidation segment was 77.3% of revenues during the three months ended September 30, 2011.  Gross margin from the sales of goods where we held title improved to (3.9%) during the three months ended September 30, 2011 from (56.3%) during the three months ended September 30, 2010. The gross margin was favorably impacted by liquidation sales of certain equipment with higher profit margins in 2011 as compared to the same period in 2010.

Valuation and Appraisal Segment:

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
	Amount	%	Amount	%
Revenues - Services and fees	$5,862	100.0%	$4,936	100.0%
Direct cost of services	2,693	45.9%	2,172	44.0%
Gross margin	$3,169	54.1%	$2,764	56.0%

Revenues in the valuation and appraisal segment increased $0.9 million, or 18.7%, to $5.8 million during the three months ended September 30, 2011 from $4.9 million during the three months ended September 30, 2010. The increase in revenues was primarily due to an increase in revenues of $0.7 million related to appraisals for machinery and equipment and an increase in revenues of $0.2 million for appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors.

Gross margins in the valuation and appraisal segment decreased to 54.1% of revenues during the three months ended September 30, 2011 as compared to 56.0% of revenues during the three months ended September 30, 2010. Gross margins during the three months ended September 30, 2011 were negatively impacted by a change in mix of services we performed during the quarter.  The increase in revenues related to appraisals for machinery and equipment where we earn a lower gross margin resulted in higher overall direct cost of services for valuations and appraisals and reduced our overall gross margin for the valuation and appraisal segment.

Operating Expenses

Direct Costs of Services. Total direct costs of services increased $4.7 million, to $7.6 million during the three months ended September 30, 2011 from $2.9 million during the three months ended September 30, 2010.  Direct costs of services in the auction and liquidation segment increased $4.2 million, to $4.9 million during the three months ended September 30, 2011 from $0.7 million during the three months ended September 30, 2010. The increase in expenses was primarily due to an increase in the number of fee and commission type engagements where we contractually bill fees, commissions and reimbursable expenses as compared to the same period in 2010.  Direct costs of services in the valuation and appraisal services segment increased $0.5 million, or 24.0%, to $2.7 million during the three months ended September 30, 2011.  The increase in expenses was primarily due to an increase in business activity in our valuation and appraisal segment in 2011 as compared to the same period in 2010.

Cost of Goods Sold. Cost of goods sold increased $0.4 million to $1.0 million during the three months ended September 30, 2011 from $0.6 million during the three months ended September 30, 2010. The improvement in gross margin from the sale of goods during the three months ended September 30, 2011 was primarily the result of the sale of goods with higher asset values and gross margins as compared to the same period in 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended September 30, 2011 and 2010 were comprised of the following:

Selling, General and Administrative Expenses by Segment

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010		Change
	Amount	%	Amount	%	Amount	%
Auction and liquidation	$4,262	39.1%	$2,115	26.4%	$2,147	101.5%
Valuation and appraisal	1,715	15.7%	1,932	24.1%	(217)	-11.2%
Corporate and other	4,920	45.2%	3,971	49.5%	949	23.9%
Total selling, general & administrative expenses	$10,897	100.0%	$8,018	100.0%	$2,879	35.9%

Total selling, general and administrative expenses increased $2.9 million, to $10.9 million during the three months ended September 30, 2011 from $8.0 million for the three months ended September 30, 2010. The increase in selling, general and administrative expenses was primarily due to an increase in the auction and liquidation segment of $2.2 million and corporate and other of $0.9 million, offset by a decrease in the valuation and appraisal segment of $0.2 million.  Selling, general and administrative expenses in the auction and liquidation segment increased $2.2 million, or 101.5%, to $4.3 million during the three months ended September 30, 2011 from $2.1 million for the three months ended September 30, 2010. The increase was primarily due to (a) an increase in payroll and operating expenses of $0.5 million for our GA Keen Realty Advisors division, which was formed in January 2011; (b) an increase of $0.4 million in operating expenses related to the expansion of our operations in the United Kingdom; (c) an increase of $0.6 million related to unrealized loss from foreign currency exchange rates during the quarter; and (d) an increase of $0.7 million in operating expenses primarily related to payroll and bonus expense for GA Capital, our majority owned subsidiary that performs capital advisory services.  The unrealized loss from foreign currency exchange rates is the result of cash advances we made to our European operations to fund the liquidation of T.J. Hughes Limited.  The increase in payroll and bonus expense at GA Capital is the result of the improvement in profitability in 2011 and contractual obligations we have with the noncontrolling shareholder which provides for the payment of a bonus based on a percentage of operating profits from its operations.

Selling, general and administrative expenses for corporate and other increased $0.9 million, or 23.9%, to $4.9 million during the three months ended September 30, 2011 from $4.0 million for the three months ended September 30, 2010. The increase was primarily due to (a) an increase in compensation expense of $1.6 million for noncontrolling interests in our majority owned subsidiaries and (b) an increase $0.4 million primarily related to bonuses accrued during the quarter offset by a decrease in payroll and related expenses of $0.2 million related to salary reductions to senior executives from cost savings initiatives that were implemented in September 2010 and a decrease in share based compensation expense of $0.9 million, related to consideration paid to the Phantom Equityholders in connection with the Acquisition on July 31, 2009.  Selling, general and administrative expenses in the valuation and appraisal services segment decreased $0.2 million, or 11.2%, to $1.7 million during the three months ended September 30, 2011 from $1.9 million for the three months ended September 30, 2010. The decrease was primarily due to a decrease in headcount and a decrease in professional fees paid to outside consultants in 2011 as compared to 2010.

Other Expense. Other expense was $0.2 million during the three months ended September 30, 2011, a decrease of $0.2 million from $0.4 million during the three months ended September 30, 2010. The decrease in other expense was due a decrease in losses during the three months ended September 30, 2011 from our 50% share of losses generated from the operations of Great American Real Estate, LLC (“GARE”), a joint venture with Kelly Capital, as compared to the same period in 2010.

Interest Expense. Interest expense increased $2.0 million, to $2.9 million during the three months ended September 30, 2011 from $0.9 million during the three months ended September 30, 2010. The increase in interest expense in the three months ended September 30, 2011 was primarily due to an increase in interest expense of $1.0 million (including an increase in success fees of $0.8 million) on borrowings under our $100 million asset based credit facility that was used to fund the guarantee for a retail liquidation engagement and $1.0 million on borrowings from a note payable we entered into in July 2011 to fund a portion of GAG, LLC’s obligations in connection with a liquidation engagement.

Income from Operations Before Income Taxes. Income from operations before income taxes increased $4.7 million, to $6.0 million during the three months ended September 30, 2011 from $1.3 million during the three months ended September 30, 2010. The increase in the income from operations before income taxes during the period was primarily due to an increase in revenues and profits earned in the auction and liquidation segment during 2011, primarily resulting from our participation in the joint venture liquidating Borders Group, Inc., the TJ Hughes Limited retail liquidation engagement in Europe and revenues and profits earned from capital advisory services from our GA Capital operations.

Net Income. Net income for the three months ended September 30, 2011 was $4.0 million, an increase of $3.5 million, from net income of $0.5 million during the three months ended September 30, 2010. The increase in net income during the three months ended September 30, 2011 was primarily due to the increase in revenues and profits earned in the auction and liquidation segment during 2011 as discussed above.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Condensed Consolidated Statements of Operations
(dollars in thousands)

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010
	Amount	%	Amount	%
Revenues:
Services and fees	$50,147	96.1%	$26,408	84.8%
Sale of goods	2,012	3.9%	4,732	15.2%
Total revenues	52,159	100.0%	31,140	100.0%
Operating expenses:
Direct cost of services	15,904	30.5%	10,938	35.1%
Cost of goods sold	2,287	4.4%	6,098	19.6%
Selling, general and administrative expenses	26,848	51.5%	24,617	79.1%
Total operating expenses	45,039	86.4%	41,653	133.8%
Operating income (loss)	7,120	13.6%	(10,513)	-33.8%
Other income (expense)	(13)	0.0%	-	0.0%
Interest income	409	0.7%	334	1.1%
Loss from equity investment in
Great American Real Estate, LLC	(522)	-1.0%	(1,268)	-4.1%
Interest expense	(3,874)	-7.3%	(2,640)	-8.5%
Income (loss) before income taxes	3,120	6.0%	(14,087)	-45.2%
(Provision) benefit for income taxes	(1,864)	-3.6%	4,955	15.9%
Net income (loss)	$1,256	2.4%	$(9,132)	-29.3%

Revenues. Total revenues increased $21.1 million, or 67.5%, to $52.2 million during the nine months ended September 30, 2011 from $31.1 million during the nine months ended September 30, 2010. The increase in revenues during the nine months ended September 30, 2011 was primarily due to an increase in revenues in the auction and liquidation segment of $19.2 million and a $1.9 million increase in revenues in the valuation and appraisal services segment as compared to the same period in 2010. The increase in revenues in the auction and liquidation segment in 2011 was primarily due to (a) an increase in revenues of $14.0 million from retail liquidation engagements, $9.5 million of which resulted from our United Kindom operations; (b) an increase in revenues of $5.0 million from capital advisory fees performed by our GA Capital operations; and (c) an increase in revenues of $1.2 million from our GA Keen Realty Advisors division, a division formed in January 2011 offset by a decrease in revenues of $1.0 million from the auction of wholesale and industrial equipment.  The increase in revenues from retail liquidation engagements for the nine months ended September 30, 2011 were primarily due to revenues from the TJ Hughes Limited liquidation engagement in Europe and our participation in the joint venture involving the liquidation of Borders Group, Inc.  The decrease in gross revenues from the sales of goods where we held title to the goods was primarily due the sale of goods with lower asset values in 2011 as compared to 2010. The increase in revenues of $1.9 million in the valuation and appraisal services segment was primarily due to an increase in revenues of $1.5 million related to appraisals for machinery and equipment and an increase in revenues of $0.4 million for appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors.  Revenues from gross sales of goods where we held title to the goods decreased to $2.0 million during the nine months ended September 30, 2011 from $4.7 million during the nine months ended September 30, 2010. The decrease in gross revenues from the sales of goods where we held title to the goods was primarily due a decrease in the volume of the sale of goods in 2011 as compared to 2010.

Revenue and Gross Margin by Segment
(dollars in thousands)

Auction and Liquidation Segment:

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010
	Amount	%	Amount	%
Revenues:
Services and fees	$32,833	94.2%	$10,957	69.8%
Sale of goods	2,012	5.8%	4,732	30.2%
Total revenues	34,845	100.0%	15,689	100.0%
Direct cost of services	8,547	24.5%	4,200	26.8%
Cost of goods sold	2,287	6.6%	6,098	38.9%
Total operating expenses	10,834	31.1%	10,298	65.7%
Gross margin	$24,011	68.9%	$5,391	34.3%

Gross margin services and fees	74.0%		61.7%
Gross margin sales of goods	-13.7%		-28.9%

Revenues in the auction and liquidation segment increased $19.1 million, to $34.8 million during the nine months ended September 30, 2011 from $15.7 million during the nine months ended September 30, 2010. Revenues from services and fees increased $21.8 million, to $32.8 million during the nine months ended September 30, 2011 from $11.0 million during the nine months ended September 30, 2010. The increase in revenues from services and fees was primarily due to (a) an increase in revenues of $14.0 million from retail liquidation engagements, $9.5 million of which resulted from our United Kindom operations; (b) an increase in revenues of $5.0 million from capital advisory fees performed by our GA Capital operations; (c) an increase in revenues of $1.2 million from our GA Keen Realty Advisors division, a division formed in January 2011; and (d) an increase in revenues from services and fees of $1.6 million from the auction of wholesale and industrial equipment.  The increase in revenues from retail liquidation engagements for the nine months ended September 30, 2011 were primarily due to revenues from the TJ Hughes Limited liquidation engagement in Europe and our participation in the joint venture involving the liquidation of Borders Group, Inc during the third quarter of 2011.  Revenues from gross sales of goods where we held title to the goods decreased to $2.0 million during the nine months ended September 30, 2011 from $4.7 million during the nine months ended September 30, 2010. The decrease in gross revenues from the sales of goods where we held title to the goods was primarily due a decrease in the volume of the sale of goods in 2011 as compared to 2010.

Gross margin in the auction and liquidation segment increased to 74.0% of revenues during the nine months ended September 30, 2011, as compared to 61.7% of revenues during the nine months ended September 30, 2010. The increase in the gross margin during the nine months ended September 30, 2011 was primarily due to an increase in revenues from capital advisory services and retail liquidation engagements we performed in the United Kingdom and an increase in revenues from retail liquidation engagements in the United States as compared to the same period in 2010.

Gross margin from the sales of goods where we held title improved to (13.7%) during the nine months ended September 30, 2011 as compared to a gross margin of (28.9%) during the nine months ended September 30, 2010. The gross margin was favorably impacted by liquidation sales of certain equipment with higher profit margins in 2011 as compared to the same period in 2010.

Valuation and Appraisal Segment:

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010
	Amount	%	Amount	%
Revenues - Services and fees	$17,314	100.0%	$15,451	100.0%
Direct cost of services	7,357	42.5%	6,738	43.6%
Gross margin	$9,957	57.5%	$8,713	56.4%

Revenues in the valuation and appraisal segment increased $1.9 million, or 12.1%, to $17.3 million during the nine months ended September 30, 2011 from $15.4 million during the nine months ended September 30, 2010. The increase in revenues of $1.9 million in the valuation and appraisal services segment was primarily due to an increase in revenues of $1.5 million related to appraisals for machinery and equipment and an increase in revenues of $0.4 million for appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors.

Gross margins in the valuation and appraisal segment increased to 57.5% of revenues during the nine months ended September 30, 2011 as compared to 56.4% of revenues during the nine months ended September 30, 2010. Gross margins in 2011 were favorably impacted by the cost reduction measures that were implemented in September 2010 which resulted in a decrease in headcount and travel and entertainment related expenses in the valuation and appraisal segment as compared to 2010.

Operating Expenses

Direct Costs of Services. Total direct costs of services increased $5.0 million, to $15.9 million during the nine months ended September 30, 2011 from $10.9 million during the nine months ended September 30, 2010.  Direct costs of services in the auction and liquidation segment increased $4.3 million, to $8.5 million during the nine months ended September 30, 2011 from $4.2 million during the nine months ended September 30, 2010. The increase in expenses was primarily due to an increase in the number of fee and commission type engagements where we contractually bill fees, commissions and reimbursable expenses as compared to the same period in 2010.  Direct costs of services in the valuation and appraisal services segment increased $0.7 million, or 9.2%, to $7.4 million during the nine months ended September 30, 2011 from $6.7 million during the nine months ended September 30, 2010.  The increase in expenses was primarily due to an increase in business activity in our valuation and appraisal segment in 2011 as compared to the same period in 2010.

Cost of Goods Sold. Cost of goods sold decreased $3.8 million to $2.3 million during the nine months ended September 30, 2011 from $6.1 million during the nine months ended September 30, 2010. As a percentage of gross sales of goods where we hold title to the goods, costs of goods sold was 113.7% during the nine months ended September 30, 2011 as compared to 128.9% during the nine months ended September 30, 2010. The slight improvement in the negative margin was due to the sale of goods with improved margins in the nine months ended September 30, 2011 as compared to the same period in 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the nine months ended September 30, 2011 and 2010 were comprised of the following:

Selling, General and Administrative Expenses by Segment

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010		Change
	Amount	%	Amount	%	Amount	%
Auction and liquidation	$10,630	39.6%	$5,763	23.4%	$4,867	84.5%
Valuation and appraisal	5,386	20.1%	6,449	26.2%	(1,063)	-16.5%
Corporate and other	10,832	40.3%	12,405	50.4%	(1,573)	-12.7%
Total selling, general & administrative expenses	$26,848	100.0%	$24,617	100.0%	$2,231	9.1%

Total selling, general and administrative expenses increased $2.2 million, or 9.1%, to $26.8 million during the nine months ended September 30, 2011 from $24.6 million for the nine months ended September 30, 2010. The increase in selling, general and administrative expenses was primarily due to an increase in the auction and liquidation segment of $4.9 million, offset by a decrease in corporate and other of $1.6 million and a decrease in the valuation and appraisal segment of $1.1 million.  Selling, general and administrative expenses in the auction and liquidation segment increased $4.9 million, to $10.6 million during the nine months ended September 30, 2011 from $5.8 million for the nine months ended September 30, 2010. The increase was primarily due to (a) an increase in payroll and operating expenses of $1.5 million from our GA Keen Realty Advisors division, which was formed in January 2011; (b) an increase in operating expenses of $1.8 million related to the expansion of our operations in the United Kingdom; (c) an increase of $0.5 million related to unrealized loss from foreign currency exchange rates during the year; and (d) an increase of $1.2 million in operating expenses primarily related to payroll and bonus expense for GA Capital, our majority owned subsidiary that performs capital advisory services.  The increase in operating expenses related to the expansion of our operations in the United Kingdom is primarily related to an increase in payroll and related expenses of $0.6 million as a result of the hiring of additional personnel to staff our operations in 2011 and an increase in professional and consulting fees of $1.2 million related to retail and liquidation engagements in the United Kingdom.  The unrealized loss from foreign currency exchange rates is the result of cash advances we made to our European operations to fund the liquidation of T.J. Hughes Limited.  The increase in payroll and bonus expense at GA Capital is the result of the improvement in profitability in 2011 and contractual obligations we have with the noncontrolling shareholder which provides for the payment of a bonus based on a percentage of operating profits from its operations.

Selling, general and administrative expenses in the valuation and appraisal services segment decreased $1.1 million, or 16.5%, to $5.4 million during the nine months ended September 30, 2011 from $6.5 million for the nine months ended September 30, 2010. The decrease was primarily due to a decrease in headcount and a decrease in professional fees paid to outside consultants in 2011 as compared to 2010.  Selling, general and administrative expenses for corporate and other decreased $1.6 million, or 12.7%, to $10.8 million during the nine months ended September 30, 2011 from $12.4 million for the nine months ended September 30, 2010.  The decrease was primarily due to (a) a decrease in share based compensation expense of $2.7 million in 2011 related to consideration paid to the Phantom Equityholders in connection with the Acquisition on July 31, 2009; and (b) a decrease in corporate overhead expenses of $1.7 million related to cost savings initiatives that were implement in September 2010 offset by an increase of $0.4 million related to bonuses accrued in 2011 and an increase of $2.4 million in compensation expense for noncontrolling interests in our majority owned subsidiaries.  The decrease in corporate overhead expenses of $1.7 million was comprised of a decrease in payroll and related expenses of $0.9 million related to salary reductions to senior executives, a decrease in professional fees of $0.3 million and a decrease in other corporate expenses of $0.5 million from cost savings initiatives that were implemented in September 2010.  The increase in compensation expense to noncontrolling interests of $2.4 million is primarily related to an increase in profits allocated to the noncontrolling interests of our majority owned subsidiaries GA Capital and GAAV.  The operating profits from these two majority owned subsidiaries increased in 2011 as compared to 2010 and resulted in additional profits allocated to the noncontrolling interests

Other Expense. Other expense was $0.5 million during the nine months ended September 30, 2011, a decrease of $0.8 million from $1.3 million during the nine months ended September 30, 2010. The decrease in other expense was due a decrease in losses during the nine months ended September 30, 2011 from our 50% share of losses generated from the operations of Great American Real Estate, LLC (“GARE”), a joint venture with Kelly Capital, as compared to the same period in 2010.

Interest Expense. Interest expense increased $1.3 million, to $3.9 million during the nine months ended September 30, 2011 from $2.6 million during the nine months ended September 30, 2010. The increase in interest expense in the nine months ended September 30, 2011 was primarily due to an increase in interest expense of $0.7 million on borrowings under our $100 million asset based credit facility that was used to fund the guarantee for retail liquidation engagements and $1.0 million on borrowings from the note payable we entered into in July 2011 with the Dialectic Lenders offset by a decrease in interest expense of $0.4 million on the notes payable to the Phantom Equityholders and Great American Members.

Income (Loss) from Operations Before Income Taxes. Income from operations before income taxes was $3.1 million during the nine months ended September 30, 2011 as compared to loss from operations before income taxes of $14.1 million during nine months ended September 30, 2010. The increase in the income from operations before income taxes during the period was primarily due to an increase in revenues and profits earned in the auction and liquidation segment during 2011 from our participation in the joint venture liquidating Borders Group, Inc., the TJ Hughes Limited retail liquidation engagement in Europe and revenues and profits earned from capital advisory services from our GA Capital operations.

Net Income (Loss). Net income was $1.3 million during the nine months ended September 30, 2011 as compared to a net loss of $9.1 million during nine months ended September 30, 2010. The increase in net income during the period was primarily due to an increase in revenues and profits earned in the auction and liquidation segment during 2011 from our participation in the joint venture liquidating Borders Group, Inc., the TJ Hughes Limited retail liquidation engagement in Europe and revenues and profits earned from capital advisory services from our GA Capital operations.

Liquidity and Capital Resources

Our operations have been funded through a combination of operating profits generated from operations and proceeds received from AAMAC in connection with the Acquisition, which was completed on July 31, 2009. During the nine months ended September 30, 2011 and year December 31, 2010, the profits generated by our auction and liquidation segment in the United States have been impacted due to fewer retail liquidation engagements conducted by us. As economic conditions and credit markets have improved for retailers, the number and frequency of large retail liquidation engagements in the auction and liquidation industry in the United States has decreased from historical levels. These factors, in addition to the interest expense on the $55.3 million of subordinated, unsecured promissory notes paid to the Great American Members and Phantom Equityholders, have resulted in the net use of $5.7 million of cash from operations during the nine months ended September 30, 2011 and $6.1 million of cash from operations during the year ended December 31, 2010.

On May 4, 2010, we entered into individual amendments (each, an Amendment and collectively, the “Amendments”) to an aggregate of $52.4 million of the $55.6 million principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders in connection with the Acquisition and the interest rate was reduced from 12.0% per annum to 3.75% per annum. In addition, the maturity date for $47.0 million of the $55.6 million principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members was extended to July 31, 2018, subject to annual prepayments based upon our cash flow, provided that we are not obligated to make such prepayments if our minimum adjusted cash balance is below $20.0 million.  We were not obligated to make prepayments under the notes for the fiscal year ended December 31, 2010.  The terms of these Amendments significantly reduce the annual cash required to service this debt. In addition, on October 27, 2010, we entered into individual waivers for an aggregate of $51.3 million of the $55.3 million principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, whereby the noteholders agreed to permit us to defer the payment of interest payments due on each of October 31, 2010, January 31, 2011, and April 30, 2011 until July 31, 2011.   All of the interest payments to the Phantom Equityholders that was deferred was paid on July 31, 2011.  Effective July 31, 2011, the Company entered into individual amendments that increased the principal amount of the promissory notes from $47.0 million to $48.8 million with Andy Gumaer and Harvey Yellen, the two former Great American Members, both of whom are executive officers and directors of the Company, for the $1.8 million of accrued interest that was due on July 31, 2011. The addition to the principal amount will accrue interest at the note rate of 3.75% and continue to be subject to annual prepayments based upon the Company’s cash flow and the maintenance of a minimum adjusted cash balance as provided in the notes prior to the capitalization of the accrued interest.

On July 26, 2011 and August 3, 2011, the Company entered into individual waivers which extended the payment date for $1.4 million of the $1.7 million of principal amount originally due and payable on July 31, 2011.  Of the $1.4 million principal amount originally due on July 31, 2011, $0.6 million of principal amount was paid to two of the Phantom Equityholders on October 1, 2011, $0.3 million of principal amount was paid to one of the Phantom Equityholders on October 15, 2011, and $0.5 million of principal amount was paid to the remaining two Phantom Equityholders on November 4, 2011

On May 20, 2011, GAAV entered into a Line of Credit with BFI Business Finance collateralized by the accounts receivable of GAAV that allow for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Line of Credit, with maximum borrowings not to exceed $2.0 million. The interest rate under the Line of Credit is the prime rate plus 2%, payable monthly in arrears. The Line of Credit expires on May 16, 2012, and may be extended for successive periods equal to one year, unless GAAV gives BFI written notice of its intent to terminate the Line of Credit at least thirty days prior to the anniversary date of the Line of Credit. BFI has the right to terminate the Line of Credit at its sole discretion upon giving sixty days’ prior written notice to GAAV.  Borrowings under the line of credit was $1.7 million at September 30, 2011.

On July 21, 2011, GAG, LLC entered into a loan agreement with Dialectic Capital Partners, LP, Dialectic Offshore Ltd., Dialectic Antithesis Partners, LP and Dialectic Antithesis Offshore Fund, Ltd. (collectively, the “Dialectic Lender’s”) and Dialectic Capital Management, LLC as collateral agent. The loan agreement provides for the loan of $7.0 million to GAG, LLC pursuant to a promissory note (the “Dialectic Note”) with a stated principal amount of $7.6 million (the “Maturity Value”). No interest is due on the loan until after November 1, 2011, at which time the Dialectic Note begins to accrue interest at a rate of 14%, payable quarterly on the last day of January, April, July and October. The final maturity date of the Dialectic Note is July 31, 2013. The Dialectic Note may be prepaid at any time with no penalty. The loan was used to fund a portion of GAG, LLC’s obligations in connection with its participation in a liquidation transaction. The loan agreement also provides for profit participation payments to the Dialectic Lender’s up to a maximum of 5% of the Maturity Value (or approximately $0.4 million). The note payable and interest for profit participation were paid in full in October 2011.

In addition to amending the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, we implemented cost reduction measures in September 2010 that have resulted in a reduction in employee headcount of approximately 7%, a voluntary reduction in base salaries of certain senior executives and other cost savings measures.

As of September 30, 2011, we had $16.4 million in cash and $24.2 million of current portion of long-term debt, notes payable and borrowings outstanding under the accounts receivable revolving credit facility.  We believe that our current cash and cash equivalents, funds available under our asset based credit facility and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and service interest and principal payments due on our long term debt.

	Nine Months Ended
	September 30,
	2011	2010
Net cash provided by (used in):
Operating activities	$(5,690)	$(5,650)
Investing activities	(3,235)	(7,459)
Financing activities	5,274	(3,861)
Effect of foreign currency on cash	(9)	(1)
Net decrease in cash and cash equivalents	$(3,660)	$(16,971)

Cash used in operating activities was $5.7 million for each of the nine month periods ended September 30, 2011 and 2010.  Cash used in operating activities in 2011 was primarily due to an increase in accounts receivable and advances against customer contracts for services performed on retail liquidation engagements during the quarter ended September 30, 2011.  Net cash used in investing activities was $3.2 million for the nine months ended September 30, 2011 compared to cash used in investing activities of $7.5 million during the nine months ended September 30, 2010. The decrease in net cash used by investing activities in 2011 was primarily due to (a) payment of the principal balance of the note receivable – related party in the amount of $2.7 million, (b) a decrease of $1.0 million in our equity investment in GARE and (c) a reduction in capital expenditures of $0.3 million as compared to the same period in 2010.   Cash provided by financing activities was $5.3 million for the nine months ended September 30, 2011 compared to cash used in financing activities of $3.9 million during the nine months ended September 30, 2010.  The increase in cash provided by financing activities during the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily due to the $7.0 million of borrowings under the Dialectic Note during the third quarter of 2011, which was used to finance a portion of one of our retail liquidation engagements and proceeds of $1.7 million from the Line of Credit with BFI Business Finance that is collateralized by accounts receivable of GAAV.

Credit Agreements

From time to time, we utilize our asset based credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. We are permitted to borrow up to $100.0 million under the credit facility; however, borrowings under the credit facility are only made at the discretion of the lender. The base rate for the credit facility is the greater of (i) the Wells Fargo prime rate, (ii) LIBOR plus 1.00% and (iii) the Federal Funds Effective Rate plus 0.50%. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. The credit facility also provides for success fees in the amount of 5% to 20% of the profits earned on the liquidation contract, if any.  We typically seek borrowings on an engagement-by- engagement basis. The credit facility expires in July 2013; however, borrowings under the credit facility are generally required to be repaid within 180 days. At September 30, 2011 and December 31, 2010, there was no outstanding balance under the credit facility for borrowing or outstanding letters of credit.  During the quarter ended September 30, 2011, the maximum outstanding balance under the credit facility was $41.0 million.

On May 29, 2008, Great American Group Energy Equipment, LLC (“GAGEE”) entered into a credit agreement to finance the purchase of oil rigs and other equipment related to the oil exploration business to be sold at auction or liquidation. The principal amount of the loan was $12.0 million and the initial interest rate was 20% per annum. The loan is collateralized by the oil rigs and other equipment related to the oil exploration business that were purchased with the proceeds from the loan. GAGEE is required to make principal and interest payments from proceeds from the sale of the oil rigs and other equipment related to the oil exploration business. GAGEE is a special purpose entity created to purchase the oil rigs and other equipment related to the oil exploration business, whose assets consist only of the oil rigs and other equipment related to the oil exploration business in question and whose liabilities are limited to the lenders’ note and certain operational expenses related to this transaction. GAGEE entered into a forbearance agreement with the lenders and administrative agent effective September 27, 2009 and an amendment to the credit agreement effective December 18, 2009. Pursuant to the terms of the amendment, the interest rate was reduced from 20% to 0% and the lender agreed to reimburse GAGEE for certain expenses from proceeds of the sale of assets that collateralize the amended credit agreement. The forbearance agreement expired on November 18, 2010. The Company and GAGEE entered into the Second Amendment to Credit Agreement on May 9, 2011, which extends the maturity date of the note payable to November 19, 2011 with an interest rate of 0% through maturity.  The Second Amendment to Credit Agreement also provides for the lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable   GAG, LLC guaranteed GAGEE’s liabilities to the lenders up to a maximum of $1.2 million. GAG, LLC made a payment of $1.2 million on October 9, 2009 in full satisfaction of its guaranty under the credit agreement, which reduced the principal amount of borrowings and interest due under the credit agreement. The credit agreement does not provide for other recourse against us, GAG, LLC or any of our other subsidiaries. At September 30, 2011, the aggregate principal balance of the note payable by GAGEE was $11.7 million.

One of our majority owned subsidiaries previously utilized a factoring agreement to provide working capital to finance the operations within the valuation and appraisal segment. The factoring agreement expired on May 22, 2011.  As described in more detail above, on May 20, 2011, our majority owned subsidiary entered into the Line of Credit with BFI Business Finance.  Borrowings under the Line of Credit were $1.7 million at September 30, 2011.

As described in more detail above, on July 21, 2011, we entered into the Dialectic Note with the Dialectic Lenders.  The note payable and interest for profit participation was repaid in full in October 2011.  As of September 30, 2011, the principal balance owing on the Dialectic Note was $7.6 million plus accrued profit participation payments of approximately $0.4 million.

Off Balance Sheet Arrangements

On January 4, 2010, we loaned $2.7 million to GAHA Fund I, a wholly-owned subsidiary of Great American Real Estate, LLC (“GARE”) which is a joint venture 50% owned by us and 50% owned by Kelly Capital, LLC. GAHA Fund I was created to purchase land and a commercial building. The note receivable was collateralized by the land and commercial building which was purchased with the proceeds from the loan. The note receivable bore interest at a rate of 10% per annum. The land and commercial building were sold, and the principal balance on the note and all unpaid interest was paid by GAHA Fund I in January 2011.

On July 8, 2010, we loaned $3.2 million to GARE for the purposes of investing in GAHA Fund II, LLC, a joint venture which is 50% owned by GARE. The Company is currently funding the operating expenses of GARE, and Kelly Capital, LLC is providing support to manage the operations of GARE and market the properties that GARE owns through its investment in GAHA Fund II, LLC.  GAHA Fund II, LLC is a special purpose entity created to purchase non-performing distressed real estate loans at a discount to par from a financial institution and sell the loans and real estate to third parties. GAHA Fund II, LLC is currently marketing the loans and properties it has foreclosed on through a network of real estate brokers in the local markets where the underlying properties are located.  The note receivable bears interest at a rate of 15% per annum and all unpaid principal and interest was due on July 8, 2011.  The interest rate on the note receivable was reduced to 8% per annum and the loan maturity date was extended to October 1, 2011.  The note receivable is currently due on demand.  Interest income was $0.3 million for the nine months ended September 30, 2011. At September 30, 2011, accrued interest receivable on the note receivable was $0.5 million.  At September 30, 2011, our maximum amount of loss exposure related to GAHA Fund II is equal to the carrying value of the note receivable – related party and accrued interest described above.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of our fiscal quarter ended September 30, 2011. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

Although we have had profitable quarterly and annual periods, we incurred a net loss during year ended December 31, 2010. Our operations in 2011 and 2010 were impacted by fewer liquidation engagements in the United States as economic conditions for retailers and credit markets improved from the prior years and a decline in revenues from the auction of machinery and equipment. In the past, we also incurred losses from discontinued operations relating to our former retail furniture liquidation solutions business. It is possible that we will continue to experience losses with respect to our current operations as we expand our operations through new business areas. In addition, we expect that our operating expenses will increase to the extent that we grow our business. We may not be able to generate sufficient revenues to maintain profitability.

Our substantial level of indebtedness may make it difficult for us to satisfy our debt obligations and may adversely affect our ability to obtain financing for working capital, capitalize on business opportunities or respond to adverse changes in our industry.

In connection with the consummation of the Acquisition on July 31, 2009, we issued subordinated unsecured promissory notes in the principal amount of $55.6 million payable to the Great American Members and the Phantom Equityholders, which includes our Vice Chairman and CEO who own or control, in the aggregate, 10,560,000 shares of our common stock or 34.6% of our outstanding common stock as of December 31, 2010. As of December 31, 2010, an aggregate principal amount of $53.9 million remains outstanding on the promissory notes. On May 3, 2010, we entered into individual amendments to an aggregate of $52.4 million of the notes, which reduced the interest rate on the amended notes from 12.0% to 3.75% per annum, and further amended the $47.0 million in notes held by the Great American Members to provide for the extension of the maturity date to July 31, 2018 (subject to annual prepayments based upon our cash flow, with certain limitations). On October 27, 2010, we entered into individual waivers related to $51.3 million of the $53.9 million in notes then outstanding, whereby the noteholders agreed to permit us to defer payment of the interest payments that would otherwise be due on each of October 31, 2010, January 31, 2011, and April 30, 2011 until July 31, 2011.  All of such deferred interest owing to the Phantom Equityholders was paid on July 31, 2011.  On July 26, 2011 and August 3, 2011, we entered into individual waivers with certain of the Phantom Equityholders which extended the payment date for $1.4 million of the $1.7 million of principal amount originally due and payable on July 31, 2011.  These deferred principal payments were made by November 4, 2011.

Effective July 31, 2011, the Company entered into individual amendments to the promissory notes held by Andy Gumaer and Harvet Yellen, the two former Great American Members, both of whom are executive officers and directors of the Company. The amendments increased the aggregate principal amount of the promissory notes by the $1.8 million in accrued interest that was due on July 31, 2011, from $47.0 million to $48.8 million. The addition to the principal amount will accrue interest at the note rate of 3.75% and continue to be subject to annual prepayments based upon the Company’s cash flow and the maintenance of a minimum adjusted cash balance as provided in the notes prior to the capitalization of the accrued interest.

Despite these amendments and waivers to the promissory notes we may not have sufficient funds available to make payments of interest or principal on the promissory notes in the future, and we may be unable to obtain further waivers or amendments from the noteholders. If we are required to make such payments, we may be required to use funds that would otherwise be required to operate our business, which could have a material impact on our business and financial results. This indebtedness could have material consequences for our business, operations and liquidity position, including the following:

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

Great American Group, Inc.

Date: November 15, 2011	By:	/s/ Paul S. Erickson

Name: Paul S. Erickson
Title: Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
10.1(1)	Form of Waiver to Subordinated Unsecured Promissory Note with Phantom Equityholders
10.2(1)	Form of Amendment No. 2 to Subordinated Unsecured Promissory Note, effective July 31, 2011, by and between the Company and each of the Great American Members
10.3(2)	Non-Negotiable Promissory Note dated July 21, 2011
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†

*	Filed herewith.
†
These exhibits are being “furnished” and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2011.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2011.