Form 10-K
period 2011-12-31
Great American Group, Inc.
filed 2012-03-30
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission File Number 000-54010
_________________

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
__________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes:   ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes: ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock as reported on the OTC Bulletin Board on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.8 million. For purposes of this calculation, it has been assumed that all shares of the registrant's common stock held by directors, executive officers and shareholders beneficially owning ten percent or more of the registrant's common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

The number of shares outstanding of the registrant’s common stock as of March 21, 2012 was 31,001,609.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to the registrant’s 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report.

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

Item 1. BUSINESS

General

We are a leading provider of asset disposition and valuation and appraisal services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional service firms throughout the United States, Canada and the United Kingdom. We operate our business in two segments: auction and liquidation solutions and valuation and appraisal services. The divisions in our auction and liquidation segment assist clients in maximizing return and recovery rates through the efficient disposition of assets and provide clients with capital advisory, financing and real estate services. Such assets include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property. Our valuation and appraisal services division provides our clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs. The financial statements in this Annual Report are presented in a manner consistent with our operating structure. For additional information regarding our operating segments, see Note 20 of the Notes to our Consolidated Financial Statements.

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

Great American, together with our predecessors, has been in business since 1973. For over 35 years, Great American and its predecessors have provided retail, wholesale and industrial auction and liquidation solutions to clients. Past clients include Boeing, Apple Computers, Borders Group, Circuit City, Friedman’s Jewelers, Hechinger, Mervyns, Tower Records, TJ Hughes, Eaton’s, Hancock Fabrics, Movie Gallery, Linens N Things, Kmart, Sears, Montgomery Ward, Whitehall Jewelers, Gottschalks, Fortunoff, and Ritz Camera. Since 1995, we have participated in liquidations involving over $23 billion in aggregate asset value and auctioned assets with an estimated aggregate value of over $6 billion.

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

Recent Developments

In January 2011, the Keen Consultants’ real estate team joined us and now operates as GA Keen Realty Advisors. This division provides real estate analysis, valuation and strategic planning services, brokerage, mergers and acquisition, auction services, lease restructuring services, and real estate capital market services as part of our auction and liquidation segment. GA Keen Realty Advisors offers services to property owners, tenants, secured and unsecured creditors, attorneys, and financial advisors.

In July 2011, our operations in the auction and liquidation segment experienced an increase in business activity with the liquidation engagement for TJ Hughes Limited, a 57 store discount department chain in the United Kingdom, and our participation in a joint venture involving the liquidation of Borders Group, Inc., a going-out-of-business sale for all 399 remaining Borders bookstore locations.  During the year ended December 31, 2011, revenues from these two retail liquidation engagements totaled $17.1 million.

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

In April 2009, we expanded our operations into Europe by opening an office in the United Kingdom. We provide services to help retailers downsize through inventory liquidation and store closures in addition to providing appraisal and valuation services. In 2010, we hired a number of key employees to increase our presence and expand the operations of our retail liquidations solutions business throughout Europe. Revenues from services and fees from auction and liquidation services engagements and valuation and appraisal engagements in the United Kingdom increased to $11.6 million during the year ended December 31, 2011 from $0.6 million during the year ended December 31, 2010. The revenues in 2011 were primarily generated from two retail liquidation services engagements conducted in the United Kingdom.

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

Live Auctions . The live public auction is the most traditional sales technique for wholesale and industrial asset dispositions and one of our most frequently utilized services. In live auctions, bidders gather at a specified date and time to competitively bid against one another, with each item selling to the highest bidder. We believe that our auctioneers are recognized throughout the industry for their auctioneering skills, project experience, engaging personalities and ability to extract top prices. Our live auctions can cover single sites or multiple locations, and we utilize point-of-sale software to generate customized sales reports and invoices and to track assets.

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

Financing Activities

We provide financing activities to clients in the United Kingdom with a focus in the retail industry that are in need of junior secured loans for growth capital, working capital, and turnaround financing. Because of the difference in the legal regime in which retailers operate in the United Kingdom, our business activities in the United Kingdom may frequently involve lending activities that includes the acquisition of debt of distressed retailers from banks and finance companies at a discount to face value. These loans are serviced by us and are generally secured by assets of the retailer, including inventory, accounts receivable, real estate and intellectual property. These financing activities may result in the liquidation of a retailer where we are also engaged to perform liquidation services on a fee basis.

Real Estate Services

We provide real estate services to clients to property owners, tenants, secured and unsecured creditors, attorneys and financial advisors through our GA Keen Realty Advisors division. Our real estate services include real estate analysis, valuation and strategic planning services, brokerage, mergers and acquisition, auction services, lease restructuring services and real estate capital market services.

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

As of December 31, 2011, we employed 17 business development officers located throughout the United States and in London.

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

Customers

We serve retail, corporate, capital provider and individual customers across our services lines. Revenues from liquidation service contracts and financing activities to two retailers represented 15.2% and 11.5% of total revenues during the year ended December 31, 2011. No revenues from individual liquidation services contracts represented more than 10% of total revenues during the year ended December 31, 2010. Revenues from two liquidation service contracts represented 19.6% and 11.3% of total revenues during the year ended December 31, 2009. The services provided to these customers were under short-term liquidation contracts that generally do not exceed a period of six months. There were no recurring revenues from year to year in connection with the services we performed under these contracts.

Auction and Liquidation Solutions

Retail

Our retail auction and liquidation solution clients include financially healthy retailers as well as distressed retailers, bankruptcy professionals, financial institution workout groups and a wide range of professional service providers. Some retail segments in which we specialize include apparel, arts and crafts, department stores, discount stores, drug / health and beauty, electronics, footwear, grocery stores, hardware / home improvement, home goods and linens, jewelry, office / party supplies, specialty stores, and sporting goods. Recent clients include Borders Group, Circuit City, Friedman’s Jewelers, Hechinger, Mervyns, Tower Records, TJ Hughes, Eaton’s, Hancock Fabrics, Movie Gallery, Linens N Things, KB Toys, Kmart, Sears, Montgomery Ward, Whitehall Jewelers, Fortunoff, Gottschalks and Ritz Camera.

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

Employees

As of December 31, 2011, we had 145 full time employees and five part time employees. We are not a party to any collective bargaining agreements. We have never experienced a work stoppage or strike and believe that relations with our employees are good.

We rely significantly on the expertise of independent contractors whom we engage in connection with specific transactions. As of December 31, 2011, we maintained a network of approximately 155 independent contractors who we engage from time to time to provide services pursuant to the terms of independent contractor agreements.

Available Information

We maintain a website at www.greatamerican.com. We file reports with the Securities and Exchange Commission ("SEC"), and make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.. The information on our website is not a part of, or incorporated in, this Annual Report.

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

Although we were profitable during the years ended December 31, 2011 and 2009, we incurred a loss from operations during the year ended December 31, 2010. Our operations in 2010 were negatively impacted by fewer retail liquidation engagements during the year as economic conditions for retailers and credit markets improved. Revenues in our auction and liquidation segment were $21.0 million during the year ended December 31, 2010 as compared to $40.8 million and $61.6 million during the years ended December 31, 2011 and 2009, respectively. Our profitability in each reporting period is impacted by the number and size of retail liquidation engagements we perform on a quarterly or annual basis. It is possible that we will experience losses with respect to our current operations as we continue to expand our operations. In addition, we expect that our operating expenses will increase to the extent that we grow our business. We may not be able to generate sufficient revenues to maintain profitability.

Our substantial level of indebtedness may make it difficult for us to satisfy our debt obligations and may adversely affect our ability to obtain financing for working capital, capitalize on business opportunities or respond to adverse changes in our industry.

In connection with the consummation of the Acquisition on July 31, 2009, we issued subordinated unsecured promissory notes in the principal amount of $55.6 million payable to the Great American Members and the Phantom Equityholders, which includes our Vice Chairman and CEO who own or control, in the aggregate, 10,560,000 shares of our common stock or 34.1% of our outstanding common stock as of December 31, 2011. As of December 31, 2011, an aggregate principal amount of $53.9 million remains outstanding on the promissory notes. We have entered into amendments and waivers with the Great American Members and certain of the Phantom Equityholders that reduce the interest rate of the notes, defer interest payments and, with respect to the Great American Members, extend the maturity date of the notes and increase the principal amount payable by the amount of accrued but unpaid interest under the notes. As of December 31, 2011, an aggregate principal amount of $48.8 million remains in notes outstanding to the Great American Members. These notes have an interest rate of 3.75% and a maturity date of July 31, 2018 (subject to annual principal payments based upon our cash flow, with certain limitations). As of December 31, 2011, there is an aggregate principal amount of $5.1 million in notes outstanding payable to the Phantom Equityholders. Of this amount, $52.0 million have an interest rate of 3.75% and $1.9 million have an interest rate of 12.0%. .

However, despite these amendments to the promissory notes and the waivers of our obligation to make interest payments, we may not have sufficient funds available to make payments of interest or principal on the promissory notes in the future, and we may be unable to obtain further waivers or amendments from the noteholders. If we are required to make such payments, we may be required to use funds that would otherwise be required to operate our business, which could have a material impact on our business and financial results. This indebtedness could have material consequences for our business, operations and liquidity position, including the following:

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

Our executive officers, directors and their affiliates own or control, in the aggregate, approximately 40.9% of our outstanding common stock as of December 31, 2011. In particular, our Vice Chairman and CEO own or control, in the aggregate, 10,560,000 shares of our common stock or 34.1% of our outstanding common stock as of December 31, 2011. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:

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

We may incur losses as a result of lending activities in the United Kingdom that include the acquisition of distressed debt from banks and finance or investment companies in connection with our auction and liquidation solutions business.

In some instances, we may provide financing to clients in the United Kingdom with a focus in the retail industry that are in need of junior secured loans for growth capital, working capital, and turnaround financing. Because of the difference in the legal regime in which retailers operate in the United Kingdom, our business activities in the United Kingdom may frequently involve lending activities that include the acquisition of debt of distressed retailers from banks and finance companies at a discount to face value. These loans are serviced by us and are generally secured by assets of the retailer, including inventory, accounts receivable, real estate and intellectual property. The determination of the amount we may lend or the purchase price we pay to acquire the distressed debt is based on a variety of factors, including: our evaluation of the estimated realized value of the inventory of the retailer and collateral of the debt in the event the retailer would need to be liquidated. An inaccurate estimate of any of the above or inaccurate valuation of the assets or inventory could result in us lending amounts or purchasing debt for an amount that may not be realizable in the event the retailer would need to be liquidated. Therefore, we may suffer credit losses from these financing activities and our financial condition and results of operations could be adversely affected.

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

Our certificate of incorporation, as amended, and our bylaws, as amended, contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. For example, our certificate of incorporation and bylaws provide that our board of directors is classified into three classes of directors, with each class elected at a separate election. The existence of a staggered board could delay or prevent a potential acquirer from obtaining majority control of our board, and thus defer potential acquisitions. We are also governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our certificate of incorporation, our bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors, including delaying or impeding a merger, tender offer, or proxy contest or other change of control transaction involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could prevent the consummation of a transaction in which our stockholders could receive a substantial premium over the then current market price for their shares.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our headquarters are located in Woodland Hills, California in a leased facility. The following table sets forth the location and use of each of our properties, all of which are leased as of December 31, 2011.

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

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market and Other Information

Our common stock is traded on the OTC Bulletin Board under the symbol: “GAMR”.

The following table sets forth the high and low closing sale prices of a share of our Common Stock as reported by the OTC Bulletin Board on a quarterly basis for the years ended December 31, 2010 and 2011.

	High	Low

2010:	$4.40	$3.18
Quarter ended March 31, 2010	3.95	2.20
Quarter ended June 30, 2010	2.34	1.51
Quarter ended September 30, 2010	1.50	0.35
Quarter ended December 31, 2010	0.71	0.40

2011:
Quarter ended March 31, 2011	$0.60	$0.27
Quarter ended June 30, 2011	0.35	0.30
Quarter ended September 30, 2011	0.39	0.05
Quarter ended December 31, 2011	0.15	0.10

As of March 15, 2012, there were approximately 18 holders of record of our Common Stock. This number does not include beneficial owners holding shares through nominees or in “street” name.

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

The following table sets forth our selected consolidated financial data as of and for each of the five fiscal years ended December 31, 2011, and is derived from our Consolidated Financial Statements. The Consolidated Financial Statements as of December 31, 2011 and 2010, and for each of the years in the three-year period ended December 31, 2011, are included elsewhere in this report. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Consolidated Statement of Operations Data:

(Dollars in thousands)

	Year Ended December 31,
	2011	2010	2009	2008	2007
Revenues:
Services and fees	$60,627	$37,026	$70,810	$48,496	$40,247
Sale of goods	2,899	5,119	12,611	4,673	11,703
Total revenues	63,526	42,145	83,421	53,169	51,950
Operating expenses:
Direct cost of services	19,749	15,417	17,491	20,595	24,807
Cost of goods sold	3,391	6,674	12,669	4,736	10,470
Selling, general and administrative	32,946	31,413	35,743	21,696	21,320
Total operating expenses	56,086	53,504	65,903	47,027	56,597
Operating income (loss)	7,440	(11,359)	17,518	6,142	(4,647)
Other income (expense):
Interest income	476	522	32	158	393
Other income (expense)	—	—	18	112	56
Loss from equity investment in Great American Group Real Estate, LLC	(369)	(1,640)	(861)	(17)	—
Interest expense	(4,885)	(3,667)	(11,273)	(4,063)	(1,037)
Income (loss) from continuing operations before (provision) benefit for income taxes	2,662	(16,144)	5,434	2,332	(5,235)
(Provision) benefit for income taxes	(2,060)	5,106	11,664	—	—
Income (loss) from continuing operations	602	(11,038)	17,098	2,332	(5,235)
Loss from discontinued operations, net of tax	—	—	(142)	(2,069)	(5,072)
Net income (loss)	$602	$(11,038)	$16,956	$263	$(10,307)

Basic earnings (loss) per share, continuing operations	$0.02	$(0.39)	$0.96	$0.22	$(0.59)
Basic earnings (loss) per share, discontinued operations	0.00	0.00	(0.01)	(0.20)	(0.56)
Basic earnings (loss) per share	$0.02	$(0.39)	$0.95	$0.02	$(1.15)

Diluted earnings (loss) per share, continuing operations	$0.02	$(0.39)	$0.92	$0.22	$(0.59)
Diluted loss per share, discontinued operations	0.00	0.00	(0.01)	(0.20)	(0.56)
Diluted earnings (loss) per share	$0.02	$(0.39)	$0.91	$0.02	$(1.15)

Weighted average basic shares outstanding	28,539,651	28,075,758	17,786,686	10,560,000	8,934,644
Weighted average diluted shares outstanding	29,408,466	28,075,758	18,664,049	10,560,000	8,934,644

PRO FORMA COMPUTATION RELATED TO CONVERSION TO C CORPORATION FOR INCOME TAX PURPOSES (unaudited):
Historical income (loss) from continuing operations before income taxes			$5,434	$2,332	$(5,235)
Pro forma benefit (provision) for income taxes			(2,141)	(919)	2,063
Pro forma income (loss) from continuing operations			3,293	1,413	(3,172)
Pro forma loss from discontinued operations, net of tax			(116)	(1,254)	(3,074)
Pro forma net income (loss)			$3,177	$159	$(6,246)

Pro forma basic earnings (loss) per share, continuing operations			$0.19	$0.13	$(0.36)
Pro forma basic loss per share, discontinued operations			(0.01)	(0.11)	(0.34)
Pro forma basic earnings (loss) per share			$0.18	$0.02	$(0.70)

Pro forma diluted earnings (loss) per share, continuing operations			$0.18	$0.13	$(0.36)
Pro forma diluted loss per share, discontinued operations			(0.01)	(0.11)	(0.34)
Pro forma diluted earnings (loss) per share			$0.17	$0.02	$(0.70)

Pro forma weighted average basic shares outstanding			17,786,686	10,560,000	8,936,644
Pro forma weighted average diluted shares outstanding			18,664,049	10,560,000	8,936,644

Consolidated Balance Sheet Data:

(Dollars in thousands)

	Year Ended December 31,
	2011	2010	2009	2008	2007

Cash and cash equivalents	$15,034	$20,080	$37,989	$16,965	$16,029
Restricted cash	—	—	459	3,653	—
Total assets	76,358	72,274	78,673	55,831	44,092
Total current liabilities	32,394	28,966	35,110	37,113	26,599
Total long-term liabilities	52,220	52,211	44,563	4,217	4,321
Total stockholders equity (deficit)	(8,256)	(8,903)	(1,000)	14,501	13,172

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Acquisition

On July 31, 2009, GAG, Inc., GAG, LLC and AAMAC completed the Acquisition. As a result of the Acquisition, GAG, LLC and AAMAC became subsidiaries of the Company. Immediately following the consummation of the Acquisition, the former shareholders of AAMAC had an approximate 63% voting interest in the Company and the Great American Members had an approximate 37% voting interest in the Company. We received net proceeds of $69.3 million from AAMAC as a result of the Acquisition and issued 19,346,626 shares of our common stock to AAMAC shareholders. Upon the closing of the Acquisition, the Great American Members received 10,560,000 shares of our common stock and $82.4 million consisting of (i) cash distributions totaling $31.7 million from GAG, LLC and (ii) an aggregate of $50.7 million in unsecured subordinated promissory notes. Unsecured subordinated promissory notes amounting to an aggregate of $9.3 million were issued to the Phantom Equityholders in settlement of accrued compensation payable pursuant to a deferred compensation plan.

Notes Payable

We have entered into multiple amendments to and waivers of our obligations under the unsecured subordinated promissory notes issued in connection with the Acquisition. As a result of these amendments and waivers, in 2010 the interest rate was reduced to 3.75% with respect to an aggregate of $52.4 million of the then-outstanding $55.6 million in promissory notes. In addition, the maturity date for the then-outstanding $47.0 million in notes payable to the Great American Members was extended to July 31, 2018, subject to annual prepayments based upon our cash flow, provided that we are not obligated to make such prepayments if our minimum adjusted cash balance is below $20.0 million.  The 2010 amendments and waivers also permitted us to defer the payment of interest owed under $52.4 million of the notes until July 31, 2011.

Effective July 31, 2011, we entered into individual amendments with the Great American Members that increased the principal amount of the promissory notes for the $1.8 million of accrued interest that was due to them on July 31, 2011. The addition to the principal amount will accrue interest at the note rate of 3.75% and continue to be subject to annual prepayments based upon our cash flow and the maintenance of a minimum adjusted cash balance as provided in the notes prior to the capitalization of the accrued interest. We are not required to make any principal prepayments under these notes for the fiscal years ended December 31, 2010 and 2011. Also effective July 31, 2011, we entered into agreements permitting us to defer payment of $1.4 million in interest owed to the Phantom Equityholders from July 31, 2011 to the fourth quarter of 2011. As of December 31, 2011, there was $48.8 million in aggregate principal amount outstanding under the notes payable to the Great American Members and $5.1 million in aggregate principal amount outstanding under the notes payable to the Phantom Equityholders. Of this amount, $52.0 million accrues interest at 12% and $1.9 million accrues interest at 3.75%.

Overview

We are a leading provider of asset disposition and valuation and appraisal services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional service firms throughout the United States and Canada and more recently in the United Kingdom as a result of the expansion of our retail liquidation services in Europe in April 2009. We operate our business in two segments: auction and liquidation solutions and valuation and appraisal services. Our auction and liquidation segment seeks to assist clients in maximizing return and recovery rates through the efficient disposition of assets and provide clients with capital advisory, financing and real estate services. Such assets include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property. Our valuation and appraisal services segment provides our clients with independent appraisals in connection with asset-based loans, acquisitions, divestitures and other business needs. These services are provided to a wide range of retail, wholesale and industrial companies, as well as lenders, capital providers, private equity investors and professional service firms throughout the United States and Canada.

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

Together with our predecessors, we have been in business since 1973. For over 35 years, we and our predecessors have provided retail, wholesale and industrial auction and liquidation solutions to clients. Past clients include Boeing, Apple Computers, Borders Group, Circuit City, Friedman’s Jewelers, Hechinger, Mervyns, Tower Records, TJ Hughes, Eaton’s, Hancock Fabrics, Movie Gallery, Linens N Things, Kmart, Sears, Montgomery Ward, Whitehall Jewelers, Gottschalks, Fortunoff, and Ritz Camera. Since 1995, we have participated in liquidations involving over $23 billion in aggregate asset value and auctioned assets with an estimated aggregate value of over $6 billion.

Historically, revenues from our auction and liquidation segment have comprised a significant amount of our total revenues and operating profits. During the years ended December 31, 2011, 2010 and 2009, revenues from our auction and liquidation segment were 64.1%, 49.9% and 73.9% of total revenues. Our profitability in each reporting period is impacted by the number and size of retail liquidation engagements we perform on a quarterly or annual basis. Revenues from liquidation service contracts and financing activities to two retailers represented and financing activities to two retailers 15.2% and 11.7% of total revenues during the year ended December 31, 2011. Revenues from two liquidation service contracts represented 19.6% and 11.3% of total revenues during the year ended December 31, 2009. Our revenues in the auction and liquidation segment during the year ended December 31, 2010 were negatively impacted by fewer liquidation engagements during the year as economic conditions for retailers and credit markets improved from the prior years.

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

In September 2008, we partnered with Kelly Capital to launch Great American Real Estate, LLC through which we and Kelly Capital conduct public auctions of foreclosed residential real estate and market residential and commercial loan sales to third parties on behalf of financial institutions and other private parties. We commenced auctions for foreclosed residential real estate properties in the fourth quarter of 2009 and we commenced residential and commercial loan sales to third parties on behalf of financial institutions and other private parties in the first quarter of 2010. During 2010, the market for providers of services for foreclosed residential real estate properties was challenging and we incurred losses from our equity investment in Great American Real Estate, LLC of $1.6 million. The flow of new inventory of residential home foreclosures into the market was impacted by legislation at the state and federal levels. This impacted our ability to establish new relationships as the auction broker with major financial institutions, lenders, portfolio managers and investment firms, which hold title to foreclosed homes. During the fourth quarter of 2010, we limited operations of the joint venture with Kelly Capital to the sale of certain residential and commercial loan sales that the joint venture purchased through an investment with a third party. During the year ended December 31, 2011, we incurred a loss from our equity investment in Great American Real Estate, LLC of $0.4 million.

In April 2009, we expanded our operations into Europe by opening an office in the United Kingdom. We provide services to help retailers downsize through inventory liquidation and store closures in addition to providing appraisal and valuation services. In 2010, we hired a number of key employees to increase our presence and expand the operations of our retail liquidations solutions business throughout Europe. Because of the difference in the legal regime in which retailers operate in the United Kingdom, our business activities in the United Kingdom may frequently involve lending activities that includes the acquisition of debt of distressed retailers from banks and finance companies at a discount to face value. Revenues from services, fees and financing activities from our auction and liquidation segment and valuation and appraisal services segment in the United Kingdom increased to $11.6 million during the year ended December 31, 2011 from $0.6 million during the year ended December 31, 2010. The revenues in 2011 were primarily generated from two retail liquidation service engagements conducted in the United Kingdom.

In October 2009, we formed GA Capital, LLC (“GA Capital”), a majority owned subsidiary of the Company. GA Capital focuses on services to retailers that are in need of junior secured loans for growth capital, working capital, and turnaround financing as part of our auction and liquidation segment. GA Capital advises borrowers and sources loans between $10 million and $100 million secured by collateral assets of the borrowers, including inventory, accounts receivable, real estate and intellectual property. During the year ended December 31, 2011, revenue from capital advisory services performed by our GA Capital operations increased to $7.3 million from $2.6 million during the year ended December 31, 2010.

In January 2011, the Keen Consultants’ real estate team joined us and is operating as GA Keen Realty Advisors. This newly formed division provides real estate analysis, valuation and strategic planning services, brokerage, mergers and acquisition, auction services, lease restructuring services, and real estate capital market services as part of our auction and liquidation segment. GA Keen Realty Advisors offers services to property owners, tenants, secured and unsecured creditors, attorneys, and financial advisors.

During 2011, our operations in the retail and liquidation segment experienced an increase in business activity with the liquidation engagement for TJ Hughes Limited, a 57 store discount department chain in the United Kingdom, and our participation in a joint venture involving the liquidation of Borders Group, Inc., a going-out-of-business sale for all 399 remaining Borders bookstore locations.  During the year ended December 31, 2011, revenues from these two retail liquidation engagements totaled $17.1 million.

Results of Operations

The following period to period comparisons of our financial results are not necessarily indicative of future results.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Consolidated Statements of Operations

(Dollars in thousands)

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Amount	%	Amount	%
Revenues:
Services and fees	$60,627	95.4%	$37,026	87.9%
Sale of goods	2,899	4.6%	5,119	12.1%
Total revenues	63,526	100.0%	42,145	100.0%

Operating expenses:
Direct cost of services	19,749	31.1%	15,417	36.6%
Cost of goods sold	3,391	5.3%	6,674	15.8%
Selling, general and administrative expenses	32,946	51.9%	31,413	74.6%
Total operating expenses	56,086	88.3%	53,504	127.0%
Operating income (loss)	7,440	11.7%	(11,359)	-27.0%
Interest income	476	0.8%	522	1.2%
Loss from equity investment in Great American
Real Estate, LLC	(369)	-0.6%	(1,640)	-3.9%
Interest expense	(4,885)	-7.7%	(3,667)	-8.6%
Income (loss) before (provision) benefit for income taxes	2,662	4.2%	(16,144)	-38.3%
(Provision) benefit for income taxes	(2,060)	-3.2%	5,106	12.1%
Net income (loss)	$602	0.9%	$(11,038)	-26.2%

Revenues. Total revenues increased $21.4 million to $63.5 million during the year ended December 31, 2011 from $42.1 million during the year ended December 31, 2010. The increase in revenues was primarily due to a $19.7 million increase in revenues in the auction and liquidation segment and a $1.7 million increase in revenues in the valuation and appraisal services segment in 2011 as compared to the same period in 2010. The increase in revenues in the auction and liquidation segment in 2011 was primarily due to (a) an increase in revenues of $13.6 million from retail liquidation engagements, $9.5 million of which resulted from our United Kingdom operations; (b) an increase in revenues of $1.5 million from financing activities to a retailer in the United Kingdom, (c) an increase in revenues of $4.7 million from capital advisory fees performed by our GA Capital operations; and (d) an increase in revenues of $1.4 million from our GA Keen Realty Advisors division, a division formed in January 2011, offset by a decrease in revenues of $1.5 million from the auction of wholesale and industrial equipment.  The increase in revenues from retail liquidation engagements for the year ended December 31, 2011 was primarily due to revenues from the TJ Hughes Limited liquidation engagement in Europe and our participation in the joint venture involving the liquidation of Borders Group, Inc.  The increase in revenues of $1.7 million in the valuation and appraisal services segment was primarily due to an increase in revenues of $1.2 million related to appraisals for machinery and equipment and an increase in revenues of $0.5 million for appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors.  Revenues from gross sales of goods where we held title to the goods decreased to $2.9 million during the year ended December 31, 2011 from $5.1 million during the year ended December 31, 2010, primarily due to a decrease in the volume of the sale of goods in 2011 as compared to 2010.

Revenue and Gross Margin by Segment

(Dollars in thousands)

Auction and Liquidation Segment:

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Amount	%	Amount	%
Revenues:
Services and fees	$37,830	92.9%	$15,902	75.6%
Sale of goods	2,899	7.1%	5,119	24.4%
Total revenues	40,729	100.0%	21,021	100.0%
Direct cost of services	10,097	24.8%	5,977	28.4%
Cost of goods sold	3,391	8.3%	6,674	31.7%
Total operating expenses	13,488	33.1%	12,651	60.1%
Gross margin	$27,241	66.9%	$8,370	39.9%

Gross margin services and fees	73.3%		62.4%
Gross margin sales of goods	-17.0%		-30.4%

Revenues in the auction and liquidation segment increased $19.7 million to $40.7 million during the year ended December 31, 2011 from $21.0 million during the year ended December 31, 2010. The increase in revenues in the auction and liquidation segment in 2011 was primarily due to (a) an increase in revenues of $13.6 million from retail liquidation engagements, $9.5 million of which resulted from our United Kingdom operations; (b) an increase in revenues of $1.5 million from financing activities to a retailer in the United Kingdom; (c) an increase in revenues of $4.7 million from capital advisory fees performed by our GA Capital operations; and (d) an increase in revenues of $1.4 million from our GA Keen Realty Advisors division, a division formed in January 2011 offset by a decrease in revenues of $1.5 million from the auction of wholesale and industrial equipment.  The increase in revenues from retail liquidation engagements for the year ended December 31, 2011 was primarily due to revenues from the TJ Hughes Limited liquidation engagement in Europe and our participation in the joint venture involving the liquidation of Borders Group, Inc. Revenues from gross sales of goods where we held title to the goods decreased $2.2 million to $2.9 million during the year ended December 31, 2011 from $5.1 million during the year ended December 31, 2010, primarily due to fewer auction engagements where we sell assets during the year ended December 31, 2011 as compared to 2010.

Gross margin in the auction and liquidation segment increased to 73.3% of revenues during the year ended December 31, 2011, as compared to 62.4% of revenues during the year ended December 31, 2010. The increase in the gross margin during the year ended December 31, 2011 was primarily due to an increase in revenues earned in 2011 from services and fees and gross margin from liquidation engagements where we provided a minimum recovery value for goods sold at bankruptcy liquidation sales. The increase in the gross margin during the year ended December 31, 2011 was primarily due to an increase in revenues from capital advisory services and retail liquidation engagements we performed in the United Kingdom and an increase in revenues from retail liquidation engagements in the United States as compared to the same period in 2010.

Gross margin from the sales of goods where we held title improved to (17.0%) during the year ended December 31, 2011 as compared to a gross margin of (30.4%) during the year ended December 31, 2010. The gross margin was favorably impacted by liquidation sales of certain equipment with higher profit margins in 2011 as compared to the same period in 2010. The gross margin in 2011 were negatively impacted by a $0.2 million inventory valuation charge and the gross margins in 2010 were negatively impacted by a $1.4 million inventory valuation charge. The inventory valuation charge in 2011 and 2010 was to write down the carrying value of certain goods held for sale or auction to lower of cost or market.

Valuation and Appraisal Segment:

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Amount	%	Amount	%

Revenues - Services and fees	$22,797	100.0%	$21,124	100.0%
Direct cost of services	9,652	42.3%	9,440	44.7%
Gross margin	$13,145	57.7%	$11,684	55.3%

Revenues in the valuation and appraisal segment increased $1.7 million, or 7.9%, to $22.8 million during the year ended December 31, 2011 from $21.1 million during the year ended December 31, 2010, primarily due to an increase in revenues of $1.2 million related to appraisals for machinery and equipment and an increase in revenues of $0.5 million for appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors.

Gross margins in the valuation and appraisal segment increased to 57.7% of revenues during the year ended December 31, 2011 as compared to 55.3% of revenues during the year ended December 31, 2010. Gross margins in 2011 were favorably impacted by the cost reduction measures that were implemented in September 2010 which resulted in a decrease in headcount and travel and entertainment related expenses in the valuation and appraisal segment as compared to 2010. The gross margins in 2011 were also favorably impacted by an increase in average pricing on asset valuations for lenders on asset-based loans for machinery and equipment.

Operating Expenses

Direct Costs of Services. Total direct costs of services increased $4.3 million, to $19.7 million during the year ended December 31, 2011 from $15.4 million during the year ended December 31, 2010. Direct costs of services in the auction and liquidation segment increased $4.1 million to $10.1 million during the year ended December 31, 2011 from $6.0 million during the year ended December 31, 2010. The increase in expenses was primarily due an increase in the number of fee and commission type of engagements where we contractually bill fees, commissions and reimbursable expenses in 2011 as compared to the same period in 2010. Direct costs of services in the valuation and appraisal services segment increased $0.2 million, or 2.5%, to $9.6 million during the year ended December 31, 2011 from $9.4 million during the year ended December 31, 2010, primarily due to an increase in business activity in our valuation and appraisal segment in 2011 as compared to the same period in 2010.

Cost of Goods Sold. Cost of goods sold decreased $3.3 million to $3.4 million during the year ended December 31, 2011 from $6.7 million during the year ended December 31, 2010. As a percentage of gross sales of goods where we hold title to the goods, costs of goods sold was 117.0% during the year ended December 31, 2011 as compared to 130.4% during the year ended December 31, 2010. The slight improvement in negative margin was primarily due to an improvement in the margin realized on the sale of goods where we hold title in 2011 as compared to the same period in 2010. Cost of goods sold during the year ended December 31, 2011 and 2010 included a non-cash charge of $0.2 million and $1.4 million, respectively, to increase the reserve for slow moving goods held for sale or auction.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the year ended December 31, 2011 and 2010 were comprised of the following:

Selling, General and Administrative Expenses by Segment

(Dollars in thousands)

	Year Ended December 31, 2011		Year Ended December 31, 2010		Change
	Amount	%	Amount	%	Amount	%

Auction and liquidation	$13,528	41.1%	$8,103	25.8%	$5,425	67.0%
Valuation and appraisal	7,319	22.2%	7,811	24.9%	(492)	-6.3%
Corporate and other	12,099	36.7%	15,499	49.3%	(3,400)	-21.9%
Total selling, general & administrative expenses	$32,946	100.0%	$31,413	100.0%	$1,533	4.9%

Total selling, general and administrative expenses increased $1.5 million, or 4.9%, to $32.9 million during the year ended December 31, 2011 from $31.4 million for the year ended December 31, 2010. Selling, general and administrative expenses in the auction and liquidation segment increased $5.4 million, to $13.5 million during the year ended December 31, 2011 from $8.1 million for the year ended December 31, 2010. The increase was primarily due to (a) an increase in payroll and operating expenses of $2.0 million from our GA Keen Realty Advisors division, which was formed in January 2011; (b) an increase in operating expenses of $2.0 million related to the expansion of our operations in the United Kingdom; (c) an increase of $0.3 million related to unrealized loss from foreign currency exchange rates during the year; and (d) an increase of $1.1 million in operating expenses primarily related to payroll and bonus expense for GA Capital, our majority owned subsidiary that performs capital advisory services.  The increase in operating expenses of $2.0 million related to the expansion of our operations in the United Kingdom in 2011 is primarily related to an increase in payroll and related expenses of $0.7 million as a result of the hiring of additional personnel to staff our operations, an increase in professional and consulting fees of $1.1 million related to retail and liquidation engagements in the United Kingdom and an increase in general corporate expenses of $0.2 million.  The unrealized loss from foreign currency exchange rates is the result of cash advances we made to our European operations to fund the liquidation of T.J. Hughes Limited.  The increase in payroll and bonus expense of $1.1 million for GA Capital is the result of contractual obligations we have with the noncontrolling shareholder which provide for the payment of a bonus based on a percentage of operating profits from its operations.

Selling, general and administrative expenses in the valuation and appraisal services segment decreased $0.5 million, or 6.3%, to $7.3 million during the year ended December 31, 2011 from $7.8 million for the year ended December 31, 2010. The decrease was primarily due to a decrease in payroll and related expenses as a result of the cost reduction measures that were implemented in September 2010.

Selling, general and administrative expenses for corporate and other decreased $3.4 million, or 21.9%, to $12.1 million during the year ended December 31, 2011 from $15.5 million for the year ended December 31, 2010. The decrease was primarily due to (a) a decrease in share based compensation expense of $3.6 million in 2011 related to consideration paid to the Phantom Equityholders in connection with the Acquisition; (b) a decrease in payroll and related expenses of $0.9 million related to headcount reductions and voluntary salary reductions by executive officers and members of senior management, and (c) a decrease in professional fees $0.5 million and general corporate expenses of $0.9 million from cost savings initiatives in 2011, offset by an increase of $0.3 million related to bonuses accrued in 2011 and an increase of $2.2 million in compensation expense for noncontrolling interests in our majority owned subsidiaries.

Other Income (Expense) and Interest. Other expenses and interest was $4.8 million during the year ended December 31, 2011 and year ended December 31, 2010. During the year ended December 31, 2011, the loss from our equity investment in Great American Real Estate, LLC decreased by $1.2 million to a loss of $0.4 million during the year ended December 31, 2011 from a loss of $1.6 million during the year ended December 31, 2010.9 million. This decrease was offset by an increase in interest expense of $1.2 million which was primarily due to (a) an increase in interest expense of $1.1 million incurred on our $100 million credit facility that was used to finance retail liquidation engagements in 2011, (b) interest expense and fees of $1.1 incurred for a note payable in 2011 that was used to fund a portion of a retail liquidation engagement, (c) interest expense of $0.1 million incurred in 2011 on the new accounts receivable line of credit with one of our majority owned subsidiaries, offset by a decrease in interest expense of $0.5 million on the notes payable to the former Great American Members and Phantom Equityholders which was primarily due to a reduction in the interest rate in 2011 and the remaining decrease in interest expense of $0.6 million is the result of the impact of the second amendment to the note payable that is used to finance the purchase of certain machinery and equipment that is included in goods held for sale or auction as more fully described in note 12 to our consolidated financial statements. The decrease in loss from equity investment in Great American Real Estate, LLC of $1.2 million was primarily due to a decrease in the Company’s share of losses from its 50% interest in Great American Real Estate, LLC during 2011.

Income (Loss) from Operations Before Income Taxes. Income from operations before income taxes was $2.7 million during the year ended December 31, 2011 as compared to a loss from operations before income taxes of $16.1 million during the year ended December 31, 2010. The increase in income from operations before income taxes during the year ended December 31, 2011 was primarily due to an increase in revenues and profits earned in the auction and liquidation segment during 2011 from our participation in the joint venture liquidating Borders Group, Inc., the TJ Hughes Limited retail liquidation engagement in Europe and revenues and profits earned from capital advisory services from our GA Capital operations.

Net Income (Loss). Net income for the year ended December 31, 2011 was $0.6 million as compared to a net loss of $11.0 million for the year ended December 31, 2010. The increase in net income during the year ended December 31, 2011 was primarily due to an increase in revenues and profits earned in the auction and liquidation segment from our participation in the joint venture liquidating Borders Group, Inc., the TJ Hughes Limited retail liquidation engagement in Europe and revenues and profits earned from capital advisory services from our GA Capital operations.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Consolidated Statements of Operations

(Dollars in thousands)

	Year Ended December 31, 2010		Year Ended December 31, 2009
	Amount	%	Amount	%
Revenues:
Services and fees	$37,026	87.9%	$70,810	84.9%
Sale of goods	5,119	12.1%	12,611	15.1%
Total revenues	42,145	100.0%	83,421	100.0%

Operating expenses:
Direct cost of services	15,417	36.6%	17,491	21.0%
Cost of goods sold	6,674	15.8%	12,669	15.2%
Selling, general and administrative expenses	31,413	74.6%	35,743	42.8%
Total operating expenses	53,504	127.0%	65,903	79.0%
Operating income (loss)	(11,359)	-27.0%	17,518	21.0%
Interest income	522	1.2%	32	0.0%
Other income	-	n/a	18	0.0%
Loss from equity investment in Great American
Real Estate, LLC	(1,640)	-3.9%	(861)	-1.0%
Interest expense	(3,667)	-8.6%	(11,273)	-13.5%
Income (loss) from continuing operations
before benefit for income taxes	(16,144)	-38.3%	5,434	6.5%
Benefit for income taxes	5,106	12.1%	11,664	14.0%
Income (loss) from continuing operations	(11,038)	-26.2%	17,098	20.5%
Loss from discontinued operations, net of tax	-	n/a	(142)	-0.2%
Net income (loss)	$(11,038)	-26.2%	$16,956	20.3%

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

Liquidity and Capital Resources

Our growth has been funded through a combination of operating profits generated from operations and proceeds received from AAMAC in connection with the Acquisition, which was completed on July 31, 2009. Although we were profitable during the years ended December 31, 2011 and 2009, we incurred a loss from operations during the year ended December 31, 2010. Our profitability is impacted by the number and size of retail liquidation engagements we perform on a quarterly or annual basis. These factors, in addition to the interest expense on the $53.9 million of subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, have resulted in the net use of $2.0 million of cash from operations during the year ended December 31, 2011 and net use of $6.1 million of cash from operations during the year ended December 31, 2010.

As of December 31, 2011, we had $15.0 million in unrestricted cash and no borrowings outstanding under our asset based credit facility. We believe that our current cash and cash equivalents, funds available under our asset based credit facility and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations.

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

Our principal sources of liquidity to finance our business are cash and cash equivalents as a result of the Acquisition, cash provided by operating activities, and funds available under revolving credit facilities and special purpose financing arrangements.

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Net cash provided by (used in):
Operating activities	$(2,045)	$(6,083)	$18,881
Investing activities	1,240	(6,657)	1,241
Financing activities	(4,001)	(5,155)	902
Effect of foreign currecy on cash	(240)	(14)	—
Net (decrease) increase in cash and cash equivalents	$(5,046)	$(17,909)	$21,024

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Cash used in operating activities was $2.0 million for the year ended December 31, 2011 compared to cash used in operating activities of $6.1 million in 2010. Cash used in operating activities includes net income adjusted for noncash items and changes in operating assets and liabilities. During 2011, cash used in operating activities was negatively impacted due to cash used from operations to fund the loan receivable in the amount which amounted to $8.3 at December 31, 2011. In February and March 2012, $5.1 million of the loan receivable was collected. The decrease in cash used in operating activities in 2011 was primarily due to an increase in revenue and income from operations in the auction and liquidation segment in 2011 as compared to 2010. Revenues and profits in the auction and liquidation segment increased as the result of two retail liquidation engagements that generated revenues of $17.1 million during the year ended December 31, 2011. On a comparative basis, revenues in 2010 were negatively impacted due to fewer liquidation engagements as economic conditions for retailers and credit markets improved in 2010 from the prior year.

Cash provided by investing activities was $1.2 million for the year ended December 31, 2011 compared to cash used in investing activities of $6.7 million in 2010. During the year ended December 31, 2011, cash provided by investing activities was primarily comprised of cash received from the notes receivable – related party in the amount of $2.7 million, offset by the use of cash in the amount of $1.2 million from our equity investments in Great American Real Estate, LLC, and the use of $0.3 million of cash for capital expenditures. During the year ended December 31, 2010, cash used in investing activities was primarily comprised of cash for loans to related parties in the form of notes receivable in the amount of $5.9 million, $0.9 million of equity investments in Great American Real Estate, LLC, and the use of $0.6 million of cash for capital expenditures, offset by proceeds from the redemption of officers life insurance of $0.3 million and a decrease in restricted cash of $0.4 million.

Cash used in financing activities for the year ended December 31, 2011 decreased to $4.0 million from cash used in financing activities of $5.2 million in 2010. During the year ended December 31, 2011, cash used in financing activities included $1.7 million of principal payments on our notes payable to the Phantom Equityholders, $3.3 million of distributions to noncontrolling interests and $0.1 million for the payment of employment taxes on the vesting of restricted stock that was awarded to the Phantom Equityholders in connection with the Acquisition, offset by cash generated from financing activities of $1.9 million from our new accounts receivable revolving line of credit. Cash used in financing activities during the year ended December 31, 2011 also include borrowings of $7.0 million from a note payable and the repayment of the face amount of the note payable in the amount of $7.6 million. The note was used to finance one of our retail liquidation engagements. During the year ended December 31, 2010, cash used by financing activities included $0.8 million for the payment of financing costs, $1.7 million of principal payments on our notes payable to the Great American Members and Phantom Equityholders, $1.1 million for the payment of employment taxes on the vesting of restricted stock that was awarded to the Phantom Equityholders in connection with the Acquisition, and $1.5 million of distributions to noncontrolling interests.

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

Credit Agreements

From time to time, we utilize our asset based credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. We are permitted to borrow up to $100.0 million under the credit facility; however, borrowings under the credit facility are only made at the discretion of the lender. The base rate for the credit facility is the greater of (i) the Wells Fargo prime rate, (ii) LIBOR plus 1.00% and (iii) the Federal Funds Effective Rate plus 0.50%. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. We typically seek borrowings on an engagement-by- engagement basis. The credit facility expires in July 2013; however, borrowings under the credit facility are generally required to be repaid within 180 days. At December 31, 2011 and December 31, 2010, there was no outstanding balance under the credit facility for borrowing or outstanding letters of credit.

On May 29, 2008, Great American Group Energy Equipment, LLC (“GAGEE”) entered into a credit agreement to finance the purchase of oil rigs and other equipment related to the oil exploration business to be sold at auction or liquidation. Under the original credit agreement, the principal amount of the loan was $12.0 million and borrowings bear interest at a rate of 20% per annum. The loan is collateralized by the oil rigs and other equipment related to the oil exploration business that was purchased with the proceeds from the loan. GAGEE is required to make principal and interest payments from proceeds from the sale of the oil rigs and other equipment related to the oil exploration business. GAGEE is a special purpose entity created to purchase the oil rigs and other equipment related to the oil exploration business, whose assets consist only of the oil rigs and other equipment related to the oil exploration business in question and whose liabilities are limited to the lenders’ note and certain operational expenses related to this transaction. GAGEE entered into a forbearance agreement with the lenders and administrative agent effective September 27, 2009 and an amendment to the credit agreement effective December 18, 2009. Pursuant to the terms of the amendment, the interest rate was reduced from 20% to 0% and the lender agreed to reimburse GAGEE for certain expenses from proceeds of the sale of assets that collateralize the amended credit agreement. The forbearance agreement expired on November 18, 2010. GAGEE entered into a Second Amendment to the Credit Agreement on May 9, 2011, which extended the maturity date of the note payable to November 19, 2011 with an interest rate of 0% through maturity. The Second Amendment to the Credit Agreement also provided for the lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable. As a result of the delay in entering into the Second Amendment to the Credit Agreement, interest in the amount of $0.3 million was accrued from the date of the expiration of the First Amendment to the Credit Agreement on November 18, 2010 to December 31, 2010 at an interest rate of 22% (the default rate). This accrued interest of $0.3 million was reversed in the first quarter of 2011, as the Second Amendment to the Credit Agreement provides for 0% interest for that period, and reflected in the consolidated statement of operations as a reduction of interest expense. GAGEE entered into a Third Amendment to the Credit Agreement on March 19, 2012, which extended the maturity date of the note payable to December 31, 2012 with an interest rate of 0% through maturity. The Second and Third Amendment to the Credit Agreement also provided for the lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable.

GAG, LLC guaranteed GAGEE’s liabilities to the lenders up to a maximum of $1.2 million. GAG, LLC made a payment of $1.2 million on October 9, 2009 in full satisfaction of its guaranty under the credit agreement, which reduced the principal amount of borrowings and interest due under the credit agreement. The credit agreement does not provide for other recourse against us, GAG, LLC or any of our other subsidiaries. At December 31, 2011 and December 31, 2010, the aggregate principal balance of the note payable was $11.6 million and $12.0 million, respectively. Interest expense in connection with this note payable was $0.3 million and $2.1 million for the years ended December 31, 2010 and 2009, respectively.

One of our majority owned subsidiaries utilized a factoring agreement to provide working capital to finance the operations within the valuation and appraisal segment. The factoring agreement provided for the factor, at its discretion, to purchase on a nonrecourse basis, all of our subsidiary’s customer receivables. The factor was responsible for servicing the receivables and paid 90% of the net receivable invoice amount upon request by our subsidiary and retained the remaining 10% in a reserve. The factoring agreement was terminated on May 20, 2011. Accounts receivable sold to the factor were $5.1 million, $13.8 million and $14.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. Factoring commissions and other fees based on advances were $0.1 million for the year ended December 31, 2010 and $0.2 million for the year ended December 31, 2009.

Accounts Receivable Line of Credit

On May 17, 2011, one of our majority owned subsidiaries entered into an Accounts Receivable Line of Credit with a finance company. Proceeds from the Accounts Receivable Line of Credit were used to pay off borrowings under the factoring agreement.  The Accounts Receivable Line of Credit is collateralized by the accounts receivable of our majority owned subsidiary and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Accounts Receivable Line of Credit, with maximum borrowings not to exceed $2.0 million. The interest rate under the Accounts Receivable Line of Credit is the prime rate plus 2%, payable monthly in arrears. The Accounts Receivable Line of Credit was originally scheduled to expire on May 16, 2012; however, the Accounts Receivable Line of Credit was amended effective February 3, 2012 and the expiration date was extended to February 3, 2013 and the maximum borrowings allowed was increased from $2.0 million to $3.0 million. The maturity date may be extended for successive periods equal to one year, unless our majority owned subsidiary gives the finance company written notice of its intent to terminate the Accounts Receivable Line of Credit at least thirty days prior to the maturity date of the Accounts Receivable Line of Credit. The finance company has the right to terminate the Accounts Receivable Line of Credit at its sole discretion upon giving sixty days’ prior written notice. In connection with the Accounts Receivable Line of Credit, GAG, LLC entered into a limited continuing guaranty of our majority owned subsidiary’s obligations under the Accounts Receivable Line of Credit. Borrowings outstanding under the Accounts Receivable Line of Credit were $1.9 million at December 31, 2011.

Promissory Notes

In 2010 we amended an aggregate of $52.4 million of the $55.6 million principal amount then outstanding of the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders in connection with the Acquisition, which reduced the interest rate on these notes from 12.0% per annum to 3.75% per annum. In addition, the maturity date for $47.0 million of the $55.6 million principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members was extended to July 31, 2018, subject to annual prepayments based upon our cash flow, provided that we are not obligated to make such prepayments if our minimum adjusted cash balance is below $20.0 million.  Each prepayment, if any, is due within 30 days of the filing of our Annual Report on Form 10-K, beginning with the Form 10-K for the fiscal year ended December 31, 2010. There were no prepayments due on the notes payable under this prepayment provision on April 30, 2011 and no prepayment is due for the fiscal year ended December 31, 2011. In addition, we entered into individual waivers for an aggregate of $51.3 million of the $55.3 million principal amount then outstanding, whereby the noteholders permitted us to defer the payment of interest payments due on each of October 31, 2010, January 31, 2011, and April 30, 2011 until July 31, 2011.     Effective July 31, 2011, we entered into individual amendments with the Great American Members that increased the principal amount of the promissory notes from $47.0 million to $48.8 million, for the $1.8 million of accrued interest that was due on July 31, 2011. The addition to the principal amount will accrue interest at the note rate of 3.75% and continue to be subject to annual prepayments based upon our cash flow and the maintenance of a minimum adjusted cash balance as provided in the notes prior to the capitalization of the accrued interest. On July 26, 2011 and August 3, 2011, we received waivers from certain of the Phantom Equityholders that permitted us to extend the payment date for $1.4 million of the $1.7 million of principal amount originally due and payable on July 31, 2011 until the fourth quarter of 2011. Of the $1.4 million principal amount originally due on July 31, 2011, $0.6 million of principal amount was paid to two of the Phantom Equityholders on October 1, 2011, $0.3 million of principal amount was paid to one of the Phantom Equityholders on October 15, 2011, and $0.5 million of principal amount was paid to the remaining two Phantom Equityholders on November 4, 2011.

As of December 31, 2011, there was $48.8 million in aggregate principal amount outstanding owed to the Great American Members, all of which accrues interest at 3.75%. As of December 31, 2011, there was $5.1 million in aggregate principal amount outstanding payable to the Phantom Equityholders. Of this amount, $52.0 million accrues interest at 3.75% and $1.9 million accrues interest at 12.0%.

Dialectic Loan Agreement

On July 21, 2011, GAG, LLC entered into a loan agreement with Dialectic Capital Partners, LP, Dialectic Offshore Ltd., Dialectic Antithesis Partners, LP and Dialectic Antithesis Offshore Fund, Ltd. (collectively, the “Dialectic Lenders”) and Dialectic Capital Management, LLC as collateral agent. The loan agreement provided for the loan of $7.0 million to GAG, LLC pursuant to a promissory note with a stated principal amount of $7.6 million. No interest was due on the loan until after November 1, 2011   The loan was used to fund a portion of GAG, LLC’s obligations in connection with its participation in a liquidation transaction. The loan agreement also provided for profit participation payments to the Dialectic Lenders up to a maximum of 5% of the maturity value of the note. The stated principal amount of the note payable and the profit participation payment were paid in full in October 2011. The Dialectic Lenders received $0.4 million in profit participation payments under the note.

Off Balance Sheet Arrangements

On January 4, 2010, the Company loaned $2.7 million to GAHA Fund I, a wholly-owned subsidiary of Great American Real Estate, LLC, or GARE. GAHA Fund I was created to purchase land and a commercial building that was subsequently sold by GAHA Fund I in January 2011. The note receivable was collateralized by the land and commercial building which was purchased with the proceeds from the loan. The note receivable bore interest at a rate of 10% per annum. The principal balance on the note and all unpaid interest was paid by GAHA Fund I in January 2011. Interest income was $0.1 million and $0.3 million for the years ended December 31, 2011 and 2010, respectively, and is included in interest income in the accompanying consolidated statement of operations. At December 31, 2010, the note receivable in the amount of $2.7 million was included in note receivable – related party in the accompanying consolidated balance sheet and accrued interest receivable in the amount of $0.3 million was included in prepaid expenses and other current assets in the accompanying consolidated balance sheet.

On July 8, 2010, the Company loaned $3.2 million to GARE for the purposes of investing in GAHA Fund II, LLC, a newly formed joint venture which is 50% owned by GARE. GAHA Fund II, LLC is a special purpose entity created to purchase non-performing distressed real estate loans at a discount to par from a financial institution and market the loans and real estate to third parties. The note receivable bears interest at a rate of 15% per annum and all unpaid principal and interest was originally due on July 8, 2011. In July 2011, the maturity date of the loan was extended and the interest rate was reduced to 8% per annum.  On December 29, 2011, additional funds in the amount of $0.6 million were loaned to GARE and the note receivable was amended to increase the outstanding balance to $3.8 million and extend the maturity date to July 31, 2012. Interest income was $0.4 million and $0.2 million for the years ended December 31, 2011 and 2010, respectively, and is included in interest income in the accompanying consolidated statement of operations. The note receivable in the amount of $3.8 million and $3.2 million is included in note-receivable – related party and accrued interest receivable in the amount of $0.6 million and $0.2 million included in prepaid expenses and other current assets as of December 31, 2011 and 2010, respectively, in the accompanying condensed consolidated balance sheet.

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

Contractual Obligations

The following table sets forth aggregate information about our contractual obligations as of December 31, 2011 and the periods in which payments are due:

	Payments due by period
		Less Than			More Than
	Total	One Year	1-3 Years	4-5 Years	5 years
	(Dollars in thousands)
Contractual Obligations
Long-term debt	$53,931	$1,724	$1,724	$1,724	$48,759
Note payable	11,555	11,555	—	—	—
Capital lease obligations, including interest	45	32	13	—	—
Operating lease obligations	3,764	1,653	1,539	406	166
Guarantee contracts	—	—	—	—	—
Total	$69,295	$14,964	$3,276	$2,130	$48,925

We anticipate that cash generated from operations and existing borrowing arrangements under our credit facility to fund costs and expenses incurred in connection with liquidation engagements should be sufficient to meet our cash requirements for at least the next twelve months. However, our future capital requirements will depend on many factors, including the success of our businesses in generating cash from operations, continued compliance with financial covenants contained in our credit facility, the timing of principal payments on our long-term debt and the capital markets in general, among other factors.

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

Revenues in the Company’s Valuation and Appraisal segment are primarily comprised of fees for valuation and appraisal services. Revenues are recognized upon the delivery of the completed services to the related customers and collection of the fee is reasonably assured. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs

Revenues in the Company’s Auction and Liquidation segment are comprised of (i) commissions and fees earned on the sale of goods at auctions and liquidations; (ii) revenues from auction and liquidation services contracts where the Company guarantees a minimum recovery value for goods being sold at auction or liquidation; (iii) revenue from the sale of goods that are purchased by the Company for sale at auction or liquidation sales events; (iv) fees earned from real estate services and the origination of loans; (v) revenues from financing activities is recorded over the lives of related loans receivable using the interest method and (vi) revenues from contractual reimbursable expenses incurred in connection with auction and liquidation contracts.

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

We reviewed our reporting units for possible goodwill impairment by comparing the fair values of each of the reporting units to the carrying value of their respective net assets. If the fair values exceed the carrying values of the net assets, no goodwill impairment is deemed to exist. If the fair values of the reporting units do not exceed the carrying values of the net assets, goodwill is tested for impairment and written down to its implied value if it is determined to be impaired. Based on a review of the fair value of the reporting units, no impairment is deemed to exist as of December 31, 2011.

In accordance with the Codification, the Company reviews the carrying value of its intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. No impairment was deemed to exist as of December 31, 2011.

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

In June 2011, the FASB issued ASC No. 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income.”  The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this update.  The amendments require that all non-owner changes in stockholder’s equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and total for other comprehensive income, along with a total for comprehensive income.  The company is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of comprehensive income are presented.  The amendments in this update should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350,  Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

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

The primary objective of the our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income it receives from its investments without significantly increasing risk. To achieve these objectives, our investments allow it to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and certificates of deposit. Our cash and cash equivalents through December 31, 2011 included amounts in bank checking, certificates of deposit and liquid money market accounts. The Company believes it has minimal interest rate risk. A one percentage point decrease in the average interest rate on our portfolio would have reduced its interest income for the year ended December 31, 2011 by an immaterial amount.

Foreign Currency Risk

The majority of our operating activities are conducted in U.S. dollars. Approximately 18.2% of our net sales for the year ended December 31, 2011 were denominated in other currencies such as British Pounds or Canadian Dollars. The financial statements of our foreign subsidiaries are translated into U.S. dollars at fiscal year-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income. Transaction losses, which were included in our consolidated statement of operations, amounted to a loss of approximately $0.2 million and $0.1 million for the years ended December 31, 2011 and 2010, respectively. Furthermore, a 10% appreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net increase in our operating income of approximately $1.0 million for the year ended December 31, 2011. Conversely, a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net decrease in our operating income of approximately $1.0 million for the year ended December 31, 2011.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based upon the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2011 our disclosure controls and procedures were effective at the reasonable assurance level.

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

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2012 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2011.

Item 11.	EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2012 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2011.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2012 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2011.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2012 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2011.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2012 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2011.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements. The Company’s Consolidated Financial Statements as of December 31, 2011 and 2010 and for each of the three years in the year ended December 31, 2011 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report, beginning on page F-1.

2.	Financial Statement Schedules.

Financial Statement Schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included in the consolidated financial statements or the notes thereto.

(b)	Exhibits and Index to Exhibits, below.

Exhibit Index

Exhibit
No.	Description

2.1(1)+	Agreement and Plan of Reorganization, dated May 14, 2009, by and among Alternative Asset Management Acquisition Corp., Great American Group, Inc., AAMAC Merger Sub, Inc., Great American Group, LLC, the Members of Great American Group, LLC and the Member Representative

2.2(1)	Amendment No. 1 to Agreement and Plan of Reorganization, dated May 29, 2009, by and among Alternative Asset Management Acquisition Corp., Great American Group, Inc., AAMAC Merger Sub, Inc., Great American Group, LLC, the Members of Great American Group, LLC and the Member Representative

2.3(1)	Amendment No. 2 to Agreement and Plan of Reorganization, dated July 8, 2009, by and among Alternative Asset Management Acquisition Corp., Great American Group, Inc. AAMAC Merger Sub, Inc., Great American Group, LLC, the Members of Great American Group, LLC and the Member Representative

2.4(2)	Amendment No. 3 to Agreement and Plan of Reorganization, dated July 28, 2009, by and among Alternative Asset Management Acquisition Corp., Great American Group, Inc. AAMAC Merger Sub, Inc., Great American Group, LLC, the Members of Great American Group, LLC and the Member Representative

3.1(1)	Certificate of Incorporation of Great American Group, Inc.

3.2(1)	Bylaws of Great American Group, Inc.

4.1(1)	Form of common stock certificate

4.2(3)	Form of warrant certificate

4.3(3)	Form of Warrant Agreement, dated August 1, 2007, by and between Alternative Asset Management Acquisition Corp. and Continental Stock Transfer & Trust Company

4.4(3)	Form of Amendment No. 1 to Warrant Agreement, dated July 31, 2009, by and between Alternative Asset Management Acquisition Corp. and Continental Stock Transfer & Trust Company

10.1(4)	Credit Agreement, dated as of May 29, 2008, by and among Great American Group Energy Equipment, LLC, Garrison Loan Agency Services LLC and the lender parties thereto

10.2(4)	Great American Group, LLC Guaranty, dated as of May 29, 2008, by Great American Group, LLC in favor of Garrison Special Opportunities Fund LP., Gage Investment Group, LLC and Garrison Loan Agency Services LLC

10.3(5)	Forbearance Agreement, dated as of October 8, 2009, by and among Great American Group Energy Equipment, LLC, Great American Group, LLC, Garrison Special Opportunities Fund LP, Gage Investment Group LLC and Garrison Loan Agency Services LLC

10.4(4)	Security Agreement, dated as of May 29, 2008, by and among Great American Group Energy Equipment, LLC, Great American Group, LLC and Garrison Loan Agency Services LLC

10.5(4)	Non-Notification Factoring and Security Agreement, dated as of May 22, 2007, by and between Great American Group Advisory & Valuation Services, LLC and FCC, LLC

10.6(9)	Amended and Restated Credit Agreement, dated as of December 8, 2010, by and between Great American Group WF, LLC as US Borrower, GA Asset Advisors Limited, as English Borrower, and Wells Fargo Bank, National Association

10.7(9)	Amended and Restated Guarantee, dated as of December 8, 2010, by Great American Group, Inc. and Great American Group, LLC, in favor of Wells Fargo Bank, National Association

10.8(4)	Security Agreement, dated as of October 21, 2008, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association (Successor to Wells Fargo Retail Finance, LLC)

10.9(4)	Form of promissory note issued by Great American Group, Inc. in favor of each Contribution Consideration Recipient

10.10(3)	Registration Rights Agreement by and among Great American Group, Inc. and the stockholders of Great American Group, Inc. named therein

10.11(3)	Escrow Agreement by and among Great American Group, Inc., the Member Representative and Continental Stock Transfer & Trust Company

10.12(3)	Form of Lock-up Agreement by and between Great American Group, Inc. and certain stockholders of Great American Group, Inc.

10.13(1)	Letter Agreement, dated May 14, 2009, by and among Alternative Asset Management Acquisition Corp., Great American Group, Inc., Great American Group, LLC and the stockholders of Alternative Asset Management Acquisition Corp. named therein

10.14(1)	Amendment to Letter Agreement, dated as of July 8, 2009, by and among Alternative Asset Management Acquisition Corp., Great American Group, Inc., Great American Group, LLC and the stockholders of Alternative Asset Management Acquisition Corp. named therein

10.15(3)	Amendment to Letter Agreement, dated as of July 28, 2009, by and among Alternative Asset Management Acquisition Corp., Great American Group, Inc., Great American Group, LLC and the stockholders of Alternative Asset Management Acquisition Corp. named therein

10.16(3)#	Form of Director and Officer Indemnification Agreement

10.17(3)#	Employment Agreement by and between Great American Group, Inc. and Harvey M. Yellen

10.18(3)#	Employment Agreement by and between Great American Group, Inc. and Andrew Gumaer

10.19(3)#	Employment Agreement by and between Great American Group, Inc. and Paul Erickson

10.20(3)#	Employment Agreement by and between Great American Group, Inc. and Scott Carpenter

10.21(4)	Form of Phantom Equityholder Amendment Agreement and Release

10.22(4)	Form of Phantom Equityholder Acknowledgement to Amendment No. 3 to Agreement and Plan of Reorganization

10.23(4)#	Great American Group, Inc. Amended and Restated 2009 Stock Incentive Plan

10.24(4)	Sixth Amended and Restated Operating Agreement for Great American Group Advisory & Valuation Services, LLC, dated as of January 1, 2008, by and among Great American Group, LLC, Lester Friedman, John Bankert, Michael Marchlik, and Ken Bloore

10.25(4)	Operating Agreement for Great American Group Machinery & Equipment, LLC, dated as of April 10, 2007, by and among Great American Group, LLC, Marc Swirsky, Lester Friedman, Paul Erickson and John Bankert

10.26(6)	First Amendment to Non-Notification Factoring and Security Agreement, dated as of December 1, 2009, by and among Great American Group Advisory & Valuation Services, LLC and Seimens First Capital Commercial Finance, LLC
10.27(6)	Amendment of Credit Agreement, dated as of December 18, 2009, by and among Great American Group Energy Equipment, LLC, Garrison Special Opportunities Fund LP and Garrison Loan Agency Services LLC

10.28(7)	Form of Amendment No. 1 to Subordinated Unsecured Promissory Note, dated as of April 30, 2010, by and between the Company and each of the Great American Members

10.29(7)	Form of Amendment No. 1 to Subordinated Unsecured Promissory Note, dated as of April 30, 2010, by and between the Company and certain of the Phantom Equityholders

10.30(8)	Second Amendment to and Extension of Credit Agreement and Omnibus Ratification of Loan Documents, dated as of July 16, 2010, by and between Great American Group WF, LLC and Wells Fargo Retail Finance, LLC

10.31(9)	Form of Waiver to Subordinated Unsecured Promissory Note, dated as of October 27, 2010

10.32(10)	Waiver and Second Amendment to Credit Agreement, dated as of May 9, 2011, by and among Great American Group Energy Equipment, LLC, Great American Group, LLC and Garrison Loan Agency Services LLC

10.33(11)	Loan and Security Agreement (Accounts Receivable & Inventory Line of Credit), dated as of May 17, 2011, by and between BFI Business Finance and Great American Group Advisory & Valuation Services, LLC

10.34(12)	Non-Negotiable Promissory Note, dated as of July 21, 2011, issued by Great American Group, LLC in favor of Dialectic Capital Partners, LP, Dialectic Offshore Ltd., Dialectic Antithesis Partners, LP and Dialectic Antithesis Offshore Fund, Ltd.

10.35(13)	Form of Waiver to Subordinated Unsecured Promissory Note with Phantom Equityholders

10.36(13)	Form of Amendment No. 2 to Subordinated Unsecured Promissory Note, dated as of July 31, 2011, by and between the Company and each of the Great American Members

21(4)	Subsidiary List

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________________

*	Filed herewith.
+	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Securities and Exchange Commission upon request.
#	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the registrant’s Registration Statement on Form S-4 (File No. 333-159644) declared effective by the Commission on July 17, 2009.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2009.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2009.
(4)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 31, 2009.
(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on October 15, 2009.
(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2010.
(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2010.
(8)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010.
(9)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2011.
(10)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2011.
(11)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2011.
(12)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2011.
(13)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Great American Group, Inc.

Date: March 30, 2012	/s/ PAUL S. ERICKSON
(Paul E. Erickson, Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ ANDREW GUMAER	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2012
(Andrew Gumaer)

/s/ PAUL S. ERICKSON	Chief Financial Officer	March 30, 2012
(Paul S. Erickson)	(Principal Financial Officer)

/s/ HOWARD E. WEITZMAN	Chief Accounting Officer	March 30, 2012
(Howard E. Weitzman)	(Principal Accounting Officer)

/s/ HARVEY M. YELLEN	President, Vice Chairman and Director	March 30, 2012
(Harvey M. Yellen)

/s/ MATTHEW J. HART	Director	March 30, 2012
(Matthew J. Hart)

/s/ HUGH G. HILTON	Director	March 30, 2012
(Hugh G. Hilton)

/s/ MARK D. KLEIN	Director	March 30, 2012
(Mark D. Klein)

/s/ MICHAEL J. LEVITT	Director	March 30, 2012
(Michael J. Levitt)

/s/ BRYANT R. RILEY	Director	March 30, 2012
(Bryant R. Riley)

GREAT AMERICAN GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Great American Group, Inc.

We have audited the accompanying consolidated balance sheets of Great American Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great American Group, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Marcum LLP

New York, New York
March 30, 2012

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	December 31,	December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$15,034	$20,080
Accounts receivable, net	7,482	3,087
Advances against customer contracts	5,276	3,063
Goods held for sale or auction	12,934	13,504
Loan receivable	8,306	—
Note receivable - related parties	3,844	5,930
Deferred income taxes	4,460	5,463
Prepaid expenses and other current assets	1,110	1,353
Total current assets	58,446	52,480
Property and equipment, net	916	1,369
Goodwill	5,688	5,688
Other intangible assets, net	140	221
Deferred income taxes	10,504	11,372
Other assets	664	1,144
Total assets	$76,358	$72,274
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$13,718	$10,631
Auction and liquidation proceeds payable	18	1,712
Mandatorily redeemable noncontrolling interests	3,408	2,858
Revolving credit facility	1,942	—
Current portion of long-term debt	1,724	1,724
Note payable	11,555	12,014
Current portion of capital lease obligation	29	27
Total current liabilities	32,394	28,966
Capital lease obligation, net of current portion	13	42
Long-term debt, net of current portion	52,207	52,169
Total liabilities	84,614	81,177
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 135,000,000 shares authorized; 31,001,609 and
30,559,036 issued and outstanding as of December 31, 2011 and 2010,
respectively	4	4
Additional paid-in capital	3,177	2,878
Retained earnings (deficit)	(11,190)	(11,792)
Accumulated other comprehensive income (loss)	(247)	7
Total stockholders' equity (deficit)	(8,256)	(8,903)
Total liabilities and stockholders' equity (deficit)	$76,358	$72,274

The accompanying notes are an integral part of these consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Services and fees	$60,627	$37,026	$70,810
Sale of goods	2,899	5,119	12,611
Total revenues	63,526	42,145	83,421
Operating expenses:
Direct cost of services	19,749	15,417	17,491
Cost of goods sold	3,391	6,674	12,669
Selling, general and administrative	32,946	31,413	35,743
Total operating expenses	56,086	53,504	65,903
Operating income (loss)	7,440	(11,359)	17,518
Other income (expense):
Interest income	476	522	32
Other income	—	—	18
Loss from equity investment in Great American Real Estate, LLC	(369)	(1,640)	(861)
Interest expense	(4,885)	(3,667)	(11,273)
Income (loss) from continuing operations before
benefit (provision) for income taxes	2,662	(16,144)	5,434
Benefit (provision) for income taxes	(2,060)	5,106	11,664
Income (loss) from continuing operations	602	(11,038)	17,098
Loss from discontinued operations, net of tax	—	—	(142)
Net income (loss)	$602	$(11,038)	$16,956

Basic earnings (loss) per share, continuing operations	$0.02	$(0.39)	$0.96
Basic loss per share, discontinued operations	0.00	0.00	(0.01)
Basic earnings (loss) per share	$0.02	$(0.39)	$0.95

Diluted earnings (loss) per share, continuing operations	$0.02	$(0.39)	$0.92
Diluted loss per share, discontinued operations	0.00	0.00	(0.01)
Diluted earnings (loss) per share	$0.02	$(0.39)	$0.91

Weighted average basic shares outstanding	28,539,651	28,075,758	17,786,686
Weighted average diluted shares outstanding	29,408,466	28,075,758	18,664,049

PRO FORMA COMPUTATION RELATED TO CONVERSION TO C CORPORATION FOR INCOME TAX PURPOSES (unaudited):
Historical income from continuing operations before income taxes			$5,434
Pro forma provision for income taxes			(2,141)
Pro forma income from continuing operations			3,293
Pro forma loss from discontinued operations, net of tax			(116)
Pro forma net income			$3,177

Pro forma basic earnings per share, continuing operations			$0.19
Pro forma basic loss per share, discontinued operations			(0.01)
Pro forma basic earnings per share			$0.18

Pro forma diluted earnings per share, continuing operations			$0.18
Pro forma diluted loss per share, discontinued operations			(0.01)
Pro forma diluted earnings per share			$0.17

Pro forma weighted average basic shares outstanding			17,786,686
Pro forma weighted average diluted shares outstanding			18,664,049

 The accompanying notes are an integral part of these consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

(Dollars in thousands)

								Accumulated	Total
					Additional		Retained	Other	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Deferred	Earnings	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	(Deficit)	Loss	(Deficit)
Balance, December 31, 2008	—	$—	10,560,000	$1	$31,929	$(1,643)	$(15,786)	$—	$14,501
Net income	—	—	—	—	—	—	16,956	—	16,956
Total comprehensive income									16,956
Amortization of GAG, LLC deferred
compensation arrangements
through July 31, 2009	—	—	—	—	—	621	—	—	621
Termination of GAG, LLC deferred
compensation arrangements
as of July 31, 2009	—	—	—	—	—	1,022	—	—	1,022
Reverse merger on July 31, 2009	—	—	—	—	(31,929)	—	31,929	—	—
Shares issued at time of reverse
merger dated July 31, 2009	—	—	21,846,626	2	70,356	—	—	—	70,358
Warrant redemption liability at time of
reverse merger dated July 31, 2009	—	—	—	—	(23,013)	—	—	—	(23,013)
Shares forefeited at time of reverse
merger dated July 31, 2009	—	—	(2,500,000)	—	—	—	—	—	—
Issuance of shares for services in
connection with reverse merger	—	—	115,852	—	—	—	—	—	—
Share based compensation	—	—	—	—	3,108	—	—	—	3,108
Distributions to stockholders	—	—	—	—	(50,700)	—	(33,853)	—	(84,553)
Balance, December 31, 2009	—	—	30,022,478	3	(249)	—	(754)	—	(1,000)
Net loss	—	—	—	—	—	—	(11,038)	—	(11,038)
Foreign currency translation adjustment	—	—	—	—	—	—	—	7	7
Total comprehensive loss									(11,031)
Vesting of restricted stock, net of
shares withheld for employee taxes	—	—	536,558	1	(1,133)	—	—	—	(1,132)
Share based compensation	—	—	—	—	4,260	—	—	—	4,260
Balance, December 31, 2010	—	—	30,559,036	4	2,878	—	(11,792)	7	(8,903)
Net income	—	—	—	—	—	—	602	—	602
Foreign currency translation adjustment	—	—	—	—	—	—	—	(254)	(254)
Total comprehensive income									348
Vesting of restricted stock, net of
shares withheld for employee taxes	—	—	442,573	—	(132)	—	—	—	(132)
Share based compensation	—	—	—	—	431	—	—	—	431
Balance, December 31, 2011	—	$—	31,001,609	$4	$3,177	$—	$(11,190)	$(247)	$(8,256)

  The accompanying notes are an integral part of these consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

CONSOLDIATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$602	$(11,038)	$16,956
Loss from discontinued operations	—	—	142
Income (loss) from continuing operations	602	(11,038)	17,098
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	981	792	634
Provision for (recovery of) doubtful accounts	424	60	(18)
Impairment of goods held for sale or auction	159	1,389	1,426
Share-based payments	431	4,420	3,508
Effect of foreign currency on operations	(14)	21	—
Accrued compensation plans	—	—	4,005
Noncash interest expense	1,083	(193)	9
Amortization of discount on note payable	609	—	—
Loss on equity investment in Great American Real Estate, LLC	369	1,640	861
Loss on disposal of assets	4	3	32
Deferred income taxes	1,871	(5,122)	(11,664)
Change in fair value of mandatorily redeemable noncontrolling
interests	(83)	(205)	—
Income allocated to mandatorily redeemable noncontrolling
interests	3,934	1,806	1,608
Change in operating assets and liabilities:
Accounts receivable and advances against customer contracts	(7,032)	(3,524)	5,006
Income taxes receivable	—	1,100	—
Goods held for sale or auction	224	121	2,477
Loan receivable	(8,306)	—	—
Prepaid expenses and other assets	1,093	3,222	916
Accounts payable and accrued expenses	3,300	(1,841)	(5,572)
Auction and liquidation proceeds payable	(1,694)	1,266	(1,445)
Net cash (used in) provided by operating activities	(2,045)	(6,083)	18,881
Cash flows from investing activities:
Purchases of property and equipment	(264)	(592)	(828)
Decrease (increase) in notes receivable - related party	2,706	(5,930)	—
Equity investment in Great American Real Estate, LLC	(1,202)	(949)	(1,125)
Proceeds from redemption of officer life insurance	—	355	—
Decrease (increase) in restricted cash	—	459	3,194
Net cash provided by (used in) investing activities	1,240	(6,657)	1,241
Cash flows from financing activities:
Proceeds from revolving line of credit	1,942	—	—
Proceeds from note payable	7,000	—	—
Payment of financing costs	—	(752)	—
Repayment of notes payable	(7,759)	—	—
Repayments of long-term debt	(1,724)	(1,724)	(9,868)
Repayments of capital lease obligation	(27)	(25)	(305)
Payment of employment taxes on vesting of restricted stock	(132)	(1,132)	—
Proceeds from reverse merger dated July 31, 2009	—	—	69,258
Distributions to noncontrolling interests	(3,301)	(1,522)	(1,317)
Warrant redemption for cash	—	—	(23,013)
Distribution to stockholder's	—	—	(33,853)
Net cash (used in) provided by financing activities	(4,001)	(5,155)	902
Effect of foreign currency on cash	(240)	(14)	—
Net (decrease) increase in cash and cash equivalents	(5,046)	(17,909)	21,024
Cash and cash equivalents, beginning of year	20,080	37,989	16,965
Cash and cash equivalents, end of year	$15,034	$20,080	$37,989

The accompanying notes are an integral part of these consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

CONSOLDIATED STATEMENTS OF CASH FLOWS, Continued

(Dollars in thousands)

	Year ended December 31,
	2011	2010	2009

Supplemental disclosures:
Interest paid	$2,424	$3,408	$8,233
Income taxes paid	11	9	—

Supplemental disclosure of noncash investing and financing activities:
Accrued interest added to Note payable principal balance	$1,762	$-	$-
Income taxes receivable	—	—	(1,100)
Deferred compensation	—	—	(1,022)
Issuance of long-term debt in connection with reverse merger dated July 31, 2009	—	—	60,000

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

The Company operates in two operating segments: auction and liquidation services (“Auction and Liquidation”) and valuation and appraisal services (“Valuation and Appraisal”). These services are provided to a wide range of retail, wholesale and industrial companies, as well as lenders, capital providers, private equity investors and professional service firms throughout the United States, Europe and Canada. In the Auction and Liquidation segment, the Company provides auction and liquidation services to help clients dispose of assets, real estate services and capital advisory services. Such assets include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property. In the Valuation and Appraisal segment, the Company provides valuation and appraisal services to clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs. From time to time, the Company will conduct auction and liquidation services with third parties through collaborative arrangements.

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

Concurrently with the Contribution, AAMAC merged with and into Merger Sub and GAG, LLC and AAMAC became wholly-owned subsidiaries of the Company. In connection with the Acquisition, (i) each of the 10,923,313 shares of AAMAC common stock which were outstanding immediately prior to the effective time of the Acquisition were exchanged for 2.0 shares of the Company’s common stock and (ii) each of the 46,025,000 outstanding AAMAC warrants, which were exercisable for one share of AAMAC common stock, were exchanged for a warrant exercisable for one share of the Company’s common stock. The units of AAMAC were separated into the component common stock and warrant, each of which participated in the Acquisition as described in the preceding sentence. Pursuant to a letter agreement, dated as of July 28, 2009 (the “Letter Agreement”) by and among the Company, AAMAC, GAG, LLC, and certain founding shareholders of AAMAC (the “AAMAC Founders”), the AAMAC Founders agreed to cancel 2,500,000 shares of the Company’s common stock that they received in exchange for their AAMAC common stock in the Acquisition. In accordance with the Letter Agreement, 1,000,000 of the 2,500,000 shares of the Company’s common stock the AAMAC Founders received in exchange for their AAMAC shares are held in escrow until GAG, LLC’s achievement of any one of the Adjusted EBITDA targets discussed below. The 1,000,000 shares, which are subject to voting restrictions while in escrow, will be forfeited and cancelled if GAG, LLC fails to achieve any of the Adjusted EBITDA targets discussed below.

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

The Purchase Agreement provided for the issuance of 1,440,000 shares of common stock of the Company to the Phantom Equityholders pursuant to the following vesting schedule: 50% on January 31, 2010, 25% on July 31, 2010 and the remaining 25% on January 31, 2011, as more fully described in Note 17(b).

The Purchase Agreement also provided for the issuance of 6,000,000 additional shares of common stock (the “Contingent Stock Consideration”) to the Contribution Consideration Recipients as follows: (a) in the event GAG, LLC achieves any one of (i) $45,000 in Adjusted EBITDA (as defined in the Purchase Agreement) for the 12 months ending December 31, 2009, (ii) $47,500 in Adjusted EBITDA for the 12 months ending March 31, 2010, or (iii) $50,000 in Adjusted EBITDA for the 12 months ending June 30, 2010, the Company will be obligated to issue to the Contribution Consideration Recipients 2,000,000 shares of the Contingent Stock Consideration; (b) in the event GAG, LLC achieves $55,000 in Adjusted EBITDA (as defined in the Purchase Agreement) for the fiscal year ending December 31, 2010, then the Company will be obligated to issue to the Contribution Consideration Recipients 2,000,000 shares of the Contingent Stock Consideration; and (c) in the event GAG, LLC achieves $65,000 in Adjusted EBITDA (as defined in the Purchase Agreement) for the fiscal year ending December 31, 2011, then the Company will be obligated to issue to the Contribution Consideration Recipients 2,000,000 shares of the Contingent Stock Consideration; provided, however, that if the Company does not achieve the December 31, 2010 Adjusted EBITDA target but does achieve the December 31, 2011 Adjusted EBITDA target, then the Company will be obligated to issue to the Contribution Consideration Recipients 4,000,000 shares of the Contingent Stock Consideration. No Contingent Stock Consideration will be issued since the Company did not achieve the Adjusted EBITDA target for the years ending December 31, 2011, 2010 and 2009.

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

In connection with the Acquisition, the Contribution Consideration Recipients placed in escrow an aggregate of 1,500,000 shares of our common stock (the “Escrowed Indemnification Stock”) pursuant to the terms of an escrow agreement, dated July 31, 2009 (the “Escrow Agreement”) for, among other things, breaches of representations and warranties of GAG, LLC to AAMAC, to offset against any working capital shortfall in accordance with the Purchase Agreement, and to offset against any inventory amount shortfall (collectively the “Escrow Claims”). As of December 31, 2011, 180,000 shares attributable to the Phantom Equityholders had been released from escrow and the remaining 1,320,000 shares attributable to the Great American Members remained in escrow. The remaining Escrowed Indemnification Stock shall be released on the day that is the 30th day after the date the Company files its annual report on Form 10-K for the year ended December 31, 2011 with the SEC (the “Final Escrow Release Date”), less that portion of such shares applied in satisfaction of, or reserved with respect to, Escrow Claims. In the event there are any Escrow Claims properly and timely delivered pursuant to the Purchase Agreement that remain unresolved at the time of the Final Escrow Release Date, a portion of the Escrowed Indemnification Stock will remain in escrow until such claims are resolved, at which time the remaining Escrowed Indemnification Stock shall be promptly returned to the Contribution Consideration Recipients.

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

In the consolidated statement of stockholders’ equity, the recapitalization of the number of shares of common stock attributable to the Great American Members is reflected retroactive to January 1, 2009. Accordingly, the number of shares of common stock presented as outstanding as of January 1, 2009 total 10,560,000 consisting of the number of shares of common stock issued to the Great American Members as consideration for their Contribution. In addition, member’s equity of GAG, LLC was classified as retained earnings at January 1, 2009 and upon completion of the reverse merger on July 31, 2009, $31,929 was reclassified from additional paid-in capital to retained earnings.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Liquidity Matters

Over the past years, the Company’s growth has been funded through a combination of profits generated from operations and more recently from proceeds received from AAMAC in connection with the Acquisition. Although we were profitable during the years ended December 31, 2011 and 2009, we incurred a loss from operations during the year ended December 31, 2010. During the year ended December 31, 2010, the operating profits generated by the Company’s Auction and Liquidation segment were negatively impacted due to fewer retail liquidation engagements conducted by the Company. As economic conditions and credit markets have improved for retailers, the number of large retail liquidation engagements in the auction and liquidation industry has decreased from historical levels. Our profitability is impacted by the number and size of retail liquidation engagements we perform on a quarterly or annual basis. These factors, in addition to the interest expense on the $53,931 of subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, have resulted in the net use of $2,045 of cash from operations during the year ended December 31, 2011 and net use of $6,083 of cash from operations during the year ended December 31, 2010.

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

In addition to amending the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, the Company has implemented cost reduction measures that have resulted in a reduction in employee headcount, reduction in base salaries to senior executives, and other cost savings measures. While the Company has implemented these cost reduction measures, the Company has also expanded its’ operations in the United States with the formation of GA Keen Realty Advisors in January 2011 and continues to expand its’ operations in the United Kingdom. These business activities have increased the overall operating costs of the Company on an annual basis; however, these efforts contributed favorably to the operating results of the Company in 2011.

As of December 31, 2011, the Company had $15,034 in cash, $1,942 of borrowings outstanding on its revolving credit facility and no borrowings outstanding under the asset based credit facility. The Company believes that its current cash and cash equivalents, funds available under its asset based credit facility and cash expected to be generated from operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. The Company continues to monitor its financial performance to ensure sufficient liquidity to fund operations.

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

Revenues in the Valuation and Appraisal segment are primarily comprised of fees for valuation and appraisal services. Revenues are recognized upon the delivery of the completed services to the related customers and collection of the fee is reasonably assured. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs which totaled $2,419, $2,325 and $2,396 for the years ended December 31, 2011, 2010 and 2009, respectively.

Revenues in the Auction and Liquidation segment are comprised of (i) commissions and fees earned on the sale of goods at auctions and liquidations; (ii) revenues from auction and liquidation services contracts where the Company guarantees a minimum recovery value for goods being sold at auction or liquidation; (iii) revenue from the sale of goods that are purchased by the Company for sale at auction or liquidation sales events; (iv) fees earned from real estate services and the origination of loans; (v) from financing activities is recorded over the lives of related loans receivable using the interest method and (vi) revenues from contractual reimbursable expenses incurred in connection with auction and liquidation contracts.

Commission and fees earned on the sale of goods at auction and liquidation sales are recognized when evidence of an arrangement exists, the sales price has been determined, title has passed to the buyer and the buyer has assumed the risks of ownership, and collection is reasonably assured. The commission and fees earned for these services are included in revenues in the accompanying consolidated statement of operations. Under these types of arrangements, revenues also include contractual reimbursable costs which totaled $3,791, $4,806 and $5,806 for the years ended December 31, 2011, 2010, and 2009, respectively.

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

Fees earned from real estate services and the origination of loans where the Company provides capital advisory services are recognized in the period earned, the fee is fixed and determinable and collection is reasonably assured.

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

	Year Ended December 31,
	2011	2010	2009

Revenues	$11,739	$5,956	$35,994

Operating expenses:
Direct costs of revenues	$1,301	$4,697	$-

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

(f) Concentration of Risk

Revenues from liquidation service contracts and financing activities to two retailers represented 15.2% and 11.7% of total revenues during the year ended December 31, 2011. Revenues from two liquidation service contracts represented 19.6% and 11.3% of total revenues during the year ended December 31, 2009. Revenues in the Valuation and Appraisal segment and the Auction and Liquidation segment are primarily generated in the United States.

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

(g) Advertising Expense

The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $465, $498 and $828 for the years ended December 31, 2011, 2010, and 2009, respectively. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying consolidated statement of operations.

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

The unaudited pro forma computation of income tax (benefit) included in the consolidated statements of operations for the year ended December 31, 2009, represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented. Pro forma taxes are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Actual rates and expenses could have differed had the Company actually been subject to U.S. federal and state income taxes for all periods presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented.

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

(k) Restricted Cash

The Company maintains deposits in accounts under the control of a financial institution as collateral for letters of credit relating to liquidation engagements in connection with the $100,000 credit facility described in Note 10(a). As of December 31, 2011 and 2010, there was no cash collateral for letters of credit and success fees.

(l) Accounts Receivable

Accounts receivable represents amounts due from the Company’s auction and liquidation and valuation and appraisal customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company’s bad debt expense totaled $424, $60 and $18 for the years ended December 31, 2011, 2010, and 2009, respectively. Bad debt expense is included as a component of selling, general and administrative expenses in the accompanying consolidated statement of operations.

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

(o) Loan Receivable

Loan receivable is the amount of $8,306 at December 31, 2011 is stated at amortized cost and consists of a loan acquired from an investment bank at a discount from face value that provided financing to a retail company with operations in the United Kingdom. In February and March 2012, $5,069 of the outstanding balance from the loan receivable was collected. Interest income is recognized using the interest method and the discount is amortized to income over the stated term of the loan receivable. Financing revenues earned from the loan receivable totaled $1,471 during the year ended December 31, 2011 and included interest income of $883 and amortization of discount on the loan receivable of $588. These revenues from financing activities in included in revenues from services and fees in the auction and liquidation segment in the consolidated statement of operations.

(p) Property and Equipment

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

(q) Goodwill and Other Intangible Assets

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

The Company reviewed its reporting units for possible goodwill impairment by comparing the fair values of each of the reporting units to the carrying value of their respective net assets. If the fair values exceed the carrying values of the net assets, no goodwill impairment is deemed to exist. If the fair values of the reporting units do not exceed the carrying values of the net assets, goodwill is tested for impairment and written down to its implied value if it is determined to be impaired. Based on a review of the fair value of the reporting units, no impairment is deemed to exist as of December 31, 2011.

In accordance with the Codification, the Company reviews the carrying value of its amortizable intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. No impairment was deemed to exist as of December 31, 2011.

(r) Discontinued Operations

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

(s) Fair Value Measurements

On January 1, 2009, the Company adopted the new accounting guidance and all other guidance related to fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

The Company records mandatorily redeemable noncontrolling interests that were issued after November 5, 2003 at fair value (see Note 16(b)) with fair value determined in accordance with the Codification. The following table below presents information about the Company’s mandatorily redeemable noncontrolling interests that are measured at fair value on a recurring basis as of December 31, 2011 and 2010 which are categorized using the three levels of fair value hierarchy. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following tables present information on the liabilities measured and recorded at fair value on a recurring basis as of December 31, 2011 and 2010.

		Financial Assets Measured at Fair Value on a
		Recurring Basis at
		December 31, 2011, Using
		Quoted prices
		in active	Other	Significant
	Fair Value at	markets for	observable	unobservable
	December 31,	idential assets	inputs	inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Mandatorily redeemable
noncontrolling interests issued
after November 5, 2003	$2,882	$-	$-	$2,882
Total liabilities measured at fair value	$2,882	$-	$-	$2,882

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

The Company determined the fair value of mandatorily redeemable noncontrolling interests described above based on the issuance of similar interests for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports prepared by outside specialists. The change in liabilities measured and recorded at fair value is comprised of an increase of $832 in earnings attributable to the noncontrolling interest offset by a decrease of $82 in the fair value of the noncontrolling interest during the year ended December 31, 2011.

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

(t) Foreign Currency Translation

The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country's currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using year-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders' equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Transaction losses, which were included in our consolidated statement of operations, amounted to a loss of $218 and $52 for the years ended December 31, 2011 and 2010, respectively.

(u) Fiduciary Funds

The accompanying consolidated balance sheets do not include fiduciary funds, which are held by the Company on behalf of clients in connection with the administration of loans in the performance of capital advisory services. Funds held by the Company on behalf of clients amounted to $906 and $6,945 at December 31, 2011 and 2010, respectively. These funds were disbursed in accordance with the respective loan administration agreements subsequent to year end for each of the respective years.

(v) Recent Accounting Pronouncements

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

In June 2011, the FASB issued ASC No. 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income ”.  The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this update.  The amendments require that all non-owner changes in stockholder’s equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and total for other comprehensive income, along with a total for comprehensive income.  The company is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of comprehensive income are presented.  The amendments in this update should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350,  Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

NOTE 4— DISCONTINUED OPERATIONS

In July 2008, management elected to close the Company’s furniture division. At that time, the Company met the conditions to classify the business as assets held for sale of discontinued operations. The loss from discontinued operations in the accompanying consolidated statement of operations includes a charge to write down the assets held for sale to fair value less cost to sell of $474 during the year ended December 31, 2009. The operations of the furniture business are presented in discontinued operations in the consolidated statements of operations for the year ended December 31, 2009.

The following amounts represent revenue and loss from discontinued operations:

Year Ended
December 31,
2009

Revenues	$1,049

Loss from discontinued operations before income taxes	$(190)

NOTE 5— ACCOUNTS RECEIVABLE

The components of accounts receivable net include the following:

	December 31,
	2011	2010

Accounts receivable not subject to factoring agreement	$7,829	$2,052
Unbilled receivables	77	189
Amounts due from factor	-	861
Total accounts receivable	7,906	3,102
Allowance for doubtful accounts	(424)	(15)
Accounts receivable, net	$7,482	$3,087

Additions and changes to the allowance for doubtful accounts consist of the following:

	Year Ended December 31,
	2011	2010	2009

Balance, beginning of year	$15	$18	$82
Add: Additions to reserve	424	60	18
Less: Write-offs	(15)	(63)	(82)
Balance, end of year	$424	$15	$18

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

GAAV is a party to a factoring agreement, dated as of May 22, 2007 (the “Factoring Agreement”) with FCC LLC, d/b/a First Capital Western Region, LLC (the “Factor”). The Factoring Agreement provided for an initial term of two years and annual one-year automatic extensions unless GAAV provides written notice of termination to the Factor. The Factor, at its discretion, purchased on a nonrecourse basis, all of the GAAV’s customer receivables. The Factor was responsible for servicing the receivables. The terms of the Factoring Agreement allowed for the Factor to pay 90% of the net receivable invoice amount upon request by GAAV and retain the remaining 10% in a reserve. The Factor, at its discretion, could offset the reserve for amounts not collected or outstanding at the end of the term of the Factoring Agreement. The Factor charged a factoring commission equal to 0.25% of the gross invoice amount of each account purchased, or five dollars per invoice, whichever is greater, with a minimum commission of $24 per year. The Factor also charged interest at prime plus 1% with a floor of 8% on the net uncollected outstanding balance of the receivables purchased. Effective December 1, 2009, the interest charged by the Factor was reduced to London Interbank Offered Rate (“LIBOR”) plus 4.5% on the net uncollected outstanding balance of the receivables purchased. One of the members of the GAAV personally guaranteed up to a maximum of $500 plus interest and certain fees for accounts receivables sold pursuant to the Factoring Agreement. On May 20, 2011, the Factoring Agreement was terminated and replaced with an accounts receivable revolving line of credit described in Note 10.

The sale of the receivables were accounted for in accordance with the accounting guidance for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with the Codification, receivables were considered sold when they were transferred beyond the reach of the Company and its creditors, the purchaser had the right to pledge or exchange the receivables, and the Company had surrendered control over the transferred receivables. Accounts receivable sold to the Factor were $5,147, $13,815 and $14,183 during the years ended December 31, 2011, 2010, and 2009, respectively. Factoring commissions and other fees based on advances were $38, $99 and $171 for the years ended December 31, 2011, 2010, and 2009, respectively. Factoring commissions and other fees are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. At December 31, 2011, accounts receivable in the amount of $2,750 were collateralized by the new accounts receivable revolving line of credit more fully described in Note 10.

NOTE 6— GOODS HELD FOR SALE OR AUCTION

Goods held for sale or auction consists of the following:

	December 31,
	2011	2010
Machinery and equipment	$10,189	$10,227
Leased equipment	1,781	1,969
Aircraft parts and other	964	1,308
Total	$12,934	$13,504

Goods held for sale or auction includes machinery and equipment, leased equipment with a carrying value of $2,000, net of accumulated depreciation of $219 and $31 as of December 31, 2011 and 2010, respectively, and aircraft parts and other. Machinery and equipment is primarily comprised of oil rigs with a carrying value of $9,737 and $9,705 which includes a lower of cost or market adjustment of $1,087 and $1,056 as of December 31, 2011 and 2010, respectively. The leased equipment consists of one oil rig and is depreciated over a period of 15 year which approximates its useful life. Aircraft parts and other is primarily comprised of aircraft parts with a carrying value of $964 and $1,185 which includes a lower of cost or market adjustment of $627 and $543 as of December 31, 2011 and 2010, respectively. The total amount recorded by the Company for a lower-of-cost or market adjustment for goods held for sale or auction was $159, $1,389 and $1,426 during the years ended December 31, 2011, 2010 and 2009, respectively. The Company has recorded deferred revenue of $624 for non-refundable rent collected that may be applied to the purchase option at the end of the lease term in accordance with the lease agreement for the oil rig.

Machinery and equipment with a carrying value of $9,737 and leased equipment with a carrying value of $1,781 serve as collateral for the $11,555 note payable as of December 31, 2011 as more fully described in Note 12.

NOTE 7— PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated	December 31,
	Useful Lives	2011	2010
	Shorter of
	lease or
	estimated
Leasehold improvements	useful life	$148	$123

Machinery, equipment and computer software	3 years	1,656	1,449

Furniture and fixtures	5 years	863	848

Capital lease equipment	3 to 5 years	388	388
Total		3,055	2,808

Less: Accumulated depreciation and amortization		(2,139)	(1,439)
		$916	$1,369

Depreciations and amortization expense was $713, $631, and $472 during the years ended December 31, 2011, 2010, and 2009, respectively.

NOTE 8— GOODWILL AND OTHER INTANGIBLE ASSETS

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

Other intangible assets with finite lives were being amortized over their estimated useful lives which range from 3.3 years for a favorable lease to 6 years for customer relationships. Amortization expense for the years ended December 31, 2011, 2010, and 2009 was $81, $161 and $162, respectively.

Trademarks have been identified as an indefinite lived intangible asset and are presented with definite lived intangible assets as follows:

	December 31, 2011
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Customer relationships	$970	$970	$-
Trademarks	140	-	140
Total	$1,110	$970	$140

	December 31, 2010
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Customer relationships	$970	$889	$81
Trademarks	140	-	140
Total	$1,110	$889	$221

NOTE 9— LEASING ARRANGEMENTS

The gross carrying amount of machinery and equipment and related accumulated amortization recorded under capital leases and included in property and equipment were as follows:

	December 31,
	2011	2010
Machinery and equipment	$388	$388
Less: Accumulated depreciation and amortization	(355)	(249)
	$33	$139

Amortization expense for the assets under capital leases was $106, $114 and $124, for the year ended December 31, 2011, 2010, and 2009, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

The Company is obligated under capital leases covering equipment that expire at various dates through 2013. The Company also has several noncancelable operating leases that expire at various dates through 2017. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2011 are:

	Capital	Operating
	Leases	Leases
Year Ending December 31:
2012	$32	$1,653
2013	13	1,189
2014	-	350
2015	-	257
2016	-	149
Thereafter	-	166
Total minimum lease payments	45	$3,764
Less: Amount representing interest (at interest rate of 8.6%)	(3)
Present vale of net minimum capital lease payments	42
Less: Current installments of obligation under capital leases	(29)
Obligation under capital leases, excluding current installments	$13

Rent expense under all operating leases was $1,635, $1,575, and $1,445, for the year ended December 31, 2011, 2010, and 2009, respectively. Rent expense is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

NOTE 10— CREDIT FACILITIES

Credit facilities consist of the following arrangements:

(a) $100,000 Asset Based Credit Facility

On October 21, 2008, the Company entered into a $75,000 asset based credit facility with a financial institution which had an initial expiration date of October 21, 2010. On August 27, 2009, the credit agreement governing this facility was amended to reflect the Company’s ownership of GAG, LLC after the consummation of the Acquisition and which, among other things, revised the definition of “Guarantor” to include the Company. On July 16, 2010, the credit agreement was further amended to increase the amount of credit advances and letter of credit obligations from an aggregate of $75,000 to $100,000 and extend the term of the credit facility to July 16, 2013. In addition, the base rate for the revolving loan amount was amended to the greater of (1) the Wells Fargo prime rate; (2) the LIBOR plus 1.00% and (3) the Federal Funds Effective Rate plus 0.50%. Prior to the amendment, the base rate was the Wells Fargo prime rate. In connection with the amendment, the Company paid a renewal fee of $250. On December 8, 2010, the credit agreement was amended and restated to allow for borrowings by the Company’s wholly owned subsidiary in the United Kingdom. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 3(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The credit facility also provides for success fees in the amount of 5% to 20% of the profits earned on the liquidation contract, if any, as defined in the credit facility. Interest expense totaled $1,755 (including success fees of $1,286), $652 (including success fees of $365) and $5,784 (including success fees of $5,146) for the years ended December 31, 2011, 2010 and 2009, respectively. There was no outstanding balance under this credit facility at December 31, 2010 and 2009.

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

On May 17, 2011, GAAV entered into a Loan and Security Agreement (Accounts Receivable Line of Credit) (the “Line of Credit”) with BFI Business Finance (“BFI”). The Line of Credit is collateralized by the accounts receivable of GAAV and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Line of Credit, with maximum borrowings not to exceed $2,000. The interest rate under the Line of Credit is the prime rate plus 2%, payable monthly in arrears. The Line of Credit was originally scheduled to expire on May 16, 2012; however, the Line of Credit was amended effective February 3, 2012 and the expiration date was extended to February 3, 2013 and the maximum borrowings allowed was increased from $2,000 to $3,000. The maturity date may be extended for successive periods equal to one year, unless GAAV gives BFI written notice of its intent to terminate the Line of Credit at least thirty days prior to the maturity date of the Line of Credit. BFI has the right to terminate the Line of Credit at its sole discretion upon giving sixty days’ prior written notice to GAAV. In connection with the Line of Credit, GAG, LLC entered into a limited continuing guaranty of GAAV’s obligations under the Line of Credit. Proceeds from the Line of Credit were used to pay off GAAV’s borrowings under the Factoring Agreement as more fully described in Note 5.  Interest expense totaled $77 for the year ended December 31, 2011.

NOTE 11— LONG-TERM DEBT

Long-term debt consists of the following arrangements:

	December 31,
	2011	2010
$60,000 notes payable to each of the Great American Members and the Phantom Equityholders of GAG, LLC issued in connection with the Acquisition dated July 31, 2009	$53,931	$53,893
Total long-term debt	53,931	53,893
Less: Current portion of long-term debt	1,724	1,724
Long-term debt, net of current portion	$52,207	$52,169

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

Interest expense was $2,221, $2,692 and $2,775 for the years ended December 31, 2011, 2010 and 2009, respectively. In accordance with the Amendments to the notes payable, the current portion of the amended notes payable in the amount of $1,724 and the long-term portion of the amended notes payable in the amount of $52,207 has been recorded in the accompanying consolidated balance sheet as of December 31, 2011. Accrued interest payable was $365 and $899 on the notes payable as of December 31, 2011 and 2010, respectively.

(b) $6,707 Note Payable

On July 1, 2005, the Company entered into a secured promissory note in the principal amount of $6,707 payable to the seller of Garcel, Inc (see Note 8). The note payable required interest only monthly payments at Well Fargo Bank’s prime rate. Pursuant to the terms of the Purchase Agreement, the balance of the note payable was paid in full in connection with the consummation of the Acquisition. Interest expense was $67 for the year ended December 31, 2009.

(c) $1,500 Non-Interest Bearing Note Payable

On September 30, 2007, the Company purchased from one of the members of GAAV such member’s mandatorily redeemable noncontrolling interest in GAAV (6.9%) in exchange for a non-interest bearing note payable in the amount of $1,500 with imputed interest of $55 at 5.0% (see Note 8). The note payable required annual payments of $500 in 2007, $700 in 2008, and was paid in full with the final payment of $300 in 2009. Amortization of the discount on the note payable was $9 for the year ended December 31, 2009 and is included in interest expense in the accompanying consolidated statements of operations.

NOTE 12— NOTE PAYABLE

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

On December 31, 2009, GAGEE entered into an amendment to credit agreement (the “First Amendment To Credit Agreement”) dated as of December 18, 2009 with Garrison Special Opportunities Fund LP and the Administrative Agent, whereby the Lender agreed to forebear from exercising any of the remedies available to them under the Forbearance Agreement and the related Security Agreement and to extend the maturity date of the Forbearance Agreement until November 18, 2010, unless a forbearance default occurs, as specified in the Amended Credit Agreement. Pursuant to the terms of the First Amendment To Credit Agreement and Second Amendment To Credit Agreement (collectively, the Amended Credit Agreement”), the interest rate was reduced from 20% to 0% and the Lender agreed to reimburse GAGEE for certain expenses from proceeds of the sale assets that collateralize the Amended Credit Agreement. The Forbearance Agreement expired on November 18, 2010. GAGEE entered into a Second Amendment to the credit agreement on May 9, 2011, which extended the maturity date of the note payable to November 19, 2011 with an interest rate of 0% through maturity (the “Second Amendment to the Credit Agreement”). The Second Amendment to the Credit Agreement also provided for the lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable. As a result of the delay in entering into the Second Amendment to the Credit Agreement, interest in the amount of $309 was accrued from the date of the expiration of the First Amendment to the Credit Agreement on November 18, 2010 to December 31, 2010 at an interest rate of 22% (the default rate). This accrued interest of $309 was reversed in the first quarter of 2011, as the Second Amendment to the Credit Agreement provides for 0% interest for that period, and reflected in the consolidated statement of operations as a reduction of interest expense. GAGEE entered into a Third Amendment to the Credit Agreement on March 19, 2012, which extended the maturity date of the note payable to December 31, 2012 with an interest rate of 0% through maturity. The Third Amendment to the Credit Agreement provides for the lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable. GAGEE has no assets other than those collateralizing the loan which is comprised of machinery and equipment with a carrying value of $10,189 and leased equipment with a carrying value of $1,781 that is included in goods held for sale or auction in the accompanying balance at December 31, 2011. GAG, LLC has satisfied its obligation to pay the $1,200 guarantee and the credit agreement does not provide for other recourse against GAG, LLC. Interest expense in connection with this note payable was $2,070 and $1,379 for the years ended December 31, 2009 and 2008, respectively.

On July 21, 2011, GAG, LLC entered into a loan agreement with Dialectic Capital Partners, LP, Dialectic Offshore Ltd., Dialectic Antithesis Partners, LP and Dialectic Antithesis Offshore Fund, Ltd. (collectively, the “Dialectic Lenders”) and Dialectic Capital Management, LLC as collateral agent. The loan agreement provided for a loan of $7,000 to GAG, LLC pursuant to a promissory note (the “Dialectic Note”) with a stated principal amount of $7,609 (the “Maturity Value”) and maturity date of July 31, 2013. No interest is due or payable on the Dialectic Note until after November 1, 2011, at which time the Dialectic Note would begin to accrue interest at a rate of 14%, payable quarterly on the last day of January, April, July and October. The Dialectic Note was prepaid in full with no penalty on October 27, 2011.  The loan was used to fund a portion of GAG, LLC’s obligations in connection with its participation in a liquidation transaction. The loan agreement also provided for profit participation payments to the Dialectic Lenders up to a maximum of 5% of the Maturity Value.  Interest expense totaled $989 (including interest of $380 for profit participation payments) for the year ended December 31, 2011.

On August 22, 2011, the Company borrowed $259 from a finance company to finance insurance premiums.  Interest on the loan was 6.49% and the loan required monthly installments of $30 until maturity on May 1, 2012.  Interest expense totaled $3 for the year ended December 31, 2011 and the loan balance and accrued interest was paid in full October 2011.

NOTE 13— COMMITMENTS AND CONTINGENCIES

(a) Letters of Credit

There were no letters of credit outstanding at December 31, 2011 and 2010.

(b) Legal Matters

The Company is subject to certain legal and other claims that arise in the ordinary course of its business. The Company does not believe that the results of these claims are likely to have a material effect on its consolidated financial position or results of operations.

NOTE 14— INCOME TAXES

Prior to the Acquisition on July 31, 2009, the Company’s results of operations were taxed as a limited liability company, whereby the Company elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying consolidated financial statements for periods prior to July 31, 2009. As a result of the Acquisition, beginning on July 31, 2009, the Company’s results of operations are taxed as a C Corporation. The Company’s (provision) benefit for income taxes consists of the following for the year ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$(10)	$(6)	$-
State	(179)	(10)	(1)
Total current provision	(189)	(16)	(1)
Deferred:
Federal	(1,660)	4,251	3,760
State	(211)	871	918
Change in tax status to C corporation	-	-	6,987
Total deferred	(1,871)	5,122	11,665
Total (provision) benefit for income taxes	$(2,060)	$5,106	$11,664

A reconciliation of the federal statutory rate of 34% to the effective tax rate for income (loss) from continuing operations before income taxes is as follows for the year ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Provision (benefit) for income taxes at federal statutory rate	34.0%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	4.9	(4.8)	(5.4)
Effect of change in tax status to C corporation	-	-	(175.8)
Tax differental on vesting of restricted stock	37.2	5.6	-
Other	1.3	1.6	0.6
Effective income tax rate	77.4%	(31.6)%	(214.6)%

Deferred income tax assets (liabilities) consisted of the following as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Deferred tax assets:
Allowance for doubtful accounts	$150	$-
Goods held for sale or auction	1,049	1,065
Deductible goodwill	566	626
Accrued liabilities	934	697
Deferred revenue	221	-
Mandatorily redeemable noncontrolling interests	685	732
Note payable to Phantom Equityholders	1,830	2,501
Share based payments	67	934
Other	68	51
Net operating loss carryforward	9,394	10,229
Total gross deferred tax assets	$14,964	$16,835

As of December 31, 2011, the Company had federal net operating loss carryforwards of $22,386 and state net operating loss carryforwards of $21,737. The Company’s federal net operating loss carryforwards will expire in the tax year ending December 31, 2030 and the state net operating loss carryforwards will expire in 2031.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. As of December 31, 2011, the Company believes that it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance.

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

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar year ended December 31, 2011, 2010 and 2009. For periods prior to the Acquisition, the Company operated as a limited liability company which was taxed as a partnership. The Company and its subsidiaries’ state tax returns are also open to audit under similar statutes of limitations for the same tax years. The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had no such accrued interest or penalties included in the accrued liabilities associated with unrecognized tax benefits as of the date of adoption.

NOTE 15— EARNINGS PER SHARE

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

Basic and diluted earnings (loss) per share from continuing operations were calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Income (loss) from continuing operations	$602	$(11,038)	$17,098

Weighted average shares outstanding:
Basic	28,539,651	28,075,758	17,786,686
Effect of dilutive potential common shares:
Restricted stock units and non-vested shares	-	-	144,030
Contingently issuable shares	868,815	-	733,333
Diluted	29,408,466	28,075,758	18,664,049

Basic earnings (loss) per share	$0.02	$(0.39)	$0.96
Diluted earnings (loss) per share	$0.02	$(0.39)	$0.92

Weighted average basic shares outstanding exclude 2,320,000 shares outstanding during the period from the Acquisition through December 31, 2011. Of the 2,320,000 shares outstanding, 1,000,000 shares are held in escrow and subject to cancellation if the Adjusted EBITDA targets are not achieved as more fully described in note 2 and 1,320,000 shares are held in escrow and subject to cancellation in the event there are any Escrow Claims as more fully described in note 2.

NOTE 16— LIMITED LIABILITY COMPANY SUBSIDIARIES

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

The Company evaluated the classification of all of its limited liability company members’ ownership interests in accordance with the accounting guidance for financial instruments with characteristics of liabilities and equity. This guidance generally provides for the classification of members’ ownership interests that are subject to mandatory redemption obligations to be classified outside of equity. In accordance with this guidance, all members with a minority ownership interest in these subsidiaries are classified as liabilities and included in mandatorily redeemable noncontrolling interests in the accompanying consolidated balance sheet. Members of these subsidiaries with a minority ownership interest issued before November 5, 2003 are stated on a historical cost basis and members of the Company’s subsidiaries with a minority ownership interests issued on or after November 5, 2003 are stated at fair value at each balance sheet date. The Company deems such repurchase obligations, which are payable to members who are also employees of these subsidiaries, to be a compensatory benefit. Accordingly, the changes in the historical cost basis and the changes in the fair value of the respective members’ ownership interests (noncontrolling interests) are recorded as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations. The noncontrolling interests share of net income was $3,934, $1,805, and $1,608 for the years ended December 31, 2011, 2010 and 2009, respectively. The decrease in fair value of $83 and $205 for the years ended December 31, 2011 and 2010, respectively, are recorded as a reduction of selling, general and administrative expenses in the accompanying consolidated statements of operations.

NOTE 17— SHARE BASED PAYMENTS

(a) Grant of Membership Interests in Limited Liability Company Subsidiaries

The limited liability company operating agreement of GAAV was amended on January 1, 2008 to admit two additional members. Both such members were granted a 3% interest in the members’ equity of GAAV. The aggregate value of the grant of the membership interests totaled $1,440. The membership interests vest one-third on January 1, 2008, the date of grant, and one-third on January 1, 2010 and the remaining one-third on January 1, 2011. The membership interests were issued as employee share based payment awards that are being recognized over the requisite service periods. Share based compensation of $160 and $400 for the years ended December 31, 2010 and 2009, respectively, is included in selling, general and administrative expense in the accompanying consolidated statement of operations. At December 31, 2011, there was no unrecognized compensation expense related to these grants.

The Company determined the fair value of the share based payment awards described above based on issuances of similar member interests for cash and references to industry comparables. The Company also relied, in part, on information obtained from appraisal reports prepared by outside specialists.

(b) Restricted Stock Awards

In connection with the Acquisition, the Company granted 1,440,000 shares of non-vested common stock to the Phantom Equityholders. These shares are issuable in accordance with the following vesting schedule: 50% on January 31, 2010, 25% on July 31, 2010 and the remaining 25% on January 31, 2011. Share based compensation for the non-vested stock awards of $296, $3,845 and $2,958 for the years ended December 31, 2011, 2010 and 2009, respectively, is included in selling, general and administrative expense in the accompanying consolidated statement of operations. The corresponding income tax benefit recognized in the consolidated statement of operations was $115, $1,498 and $1,165 for the years ended December 31, 2011, 2010 and 2009, respectively. Of the 1,440,000 shares of common stock that vested in accordance with the vesting schedule, 241,298 shares of common stock of the Company were issued to the Phantom Equityholders and 226,702 shares were forfeited by the Phantom Equityholders to pay for employment withholding taxes during the year ended December 31, 2011 and 536,558 shares of common stock of the Company were issued to the Phantom Equityholders and 435,442 shares were forfeited by the Phantom Equityholders to pay for employment withholding taxes during the year ended December 31, 2010.

At December 31, 2011, there was no unrecognized share based compensation expense related to these non-vested shares The Company’s non-vested stock activity for the year ended December 31, 2009, 2010 and 2011 is summarized in the following table:

		Weighted
		Average Fair
		Value
	Shares	Per Share
Outstanding at December 31, 2008	-	$-
Granted	1,440,000	4.93
Vested	-	-
Foreited/Cancelled	-	-
Outstanding at December 31, 2009	1,440,000	4.93
Granted	-	-
Vested	(1,080,000)	4.93
Foreited/Cancelled	-	-
Outstanding at December 31, 2010	360,000	4.93
Granted	-	-
Vested	(360,000)	4.93
Foreited/Cancelled	-	-
Outstanding at December 31, 2011	-	$-

(c) Restricted Stock Unit Activity

On July 15, 2010 and August 25, 2009, each of the non-employee directors then serving on the Company’s Board of Directors were awarded 40,000 and 10,142 restricted stock units with a grant date fair value of $1.25 and $4.93, respectively, in connection with their annual grant. In addition, on August 25, 2009, each of the non-employee directors then serving on the Company’s Board of Directors were awarded an initial grant of 8,113 restricted stock units with a grant date fair value of $4.93 per share. Such restricted stock units are subject to a one-year vesting period that commenced on July 31, 2009 for the restricted stock units granted in 2009 and July 15, 2010 for the restricted stock units granted in 2010. The total number of restricted stock units granted in 2010 and 2009 was 200,000 and 91,275 for a total value of $250 and $450, respectively. The restricted stock units granted in 2009 were 100% vested at December 31, 2010. Share based compensation for the restricted stock units was $135, $415 and $150 for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statement of operations.

At December 31, 2011, there were no non-vested restricted stock units or unrecognized share based compensation expense related to these restricted stock units.

(d) Great American Group, Inc. Amended and Restated 2009 Stock Incentive Plan

In connection with the consummation of the Acquisition, the Company assumed the AAMAC 2009 Stock Incentive Plan which was approved by the AAMAC stockholders on July 31, 2009 (as assumed, the “Incentive Plan”). In accordance with Section 13(a) of the Incentive Plan, in connection with the Company’s assumption of the Incentive Plan, the Board of Directors adjusted the maximum number of shares that may be delivered under the Incentive Plan to 15,644,000 to account for the two-for-one exchange ratio of Company common stock for AAMAC common stock in the Acquisition. On August 19, 2009, the Board of Directors approved an amendment and restatement of the Incentive Plan which adjusted the number of shares of stock the Company reserved for issuance thereunder to 7,822,000. As of December 31, 2011, there were no shares issued under the Incentive Plan.

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

NOTE 18— EMPLOYEE COMPENSATION ARRANGEMENTS

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

The Company recognized a liability and a charge to equity (deferred compensation) of $3,197 at July 16, 2007, for the guaranteed payments due to the officers. Compensation expense, which was recognized over the then remaining three year term of the employment agreements, totaled $621 during the year ended December 31, 2009. This has been recorded in selling, general and administrative expenses in the accompanying consolidated statement of operations. In connection with the Acquisition, these employment agreements were terminated and the officers entered into new employment agreements with the Company (see Note 18(d)). The remaining liability for the deferred compensation of $1,022 as of July 31, 2009 was discharged and reflected in the accompanying consolidated financial statements of the Company as a decrease to accrued compensation plans and an increase in shareholders’ equity - deferred compensation arrangements.

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

No additional awards were granted since the inception of the Plan and 1,000 units of the initial grant have been forfeited. At December 31, 2008, a total of 6,400 units were outstanding under the Plan. As the awards vested upon grant, the Company recognized a liability based upon the number of units outstanding and the increase in book value from the grant date. Compensation expense in connection with the deferred compensation plan was $4,005 during the year ended December 31, 2009 and is included in selling, general and administrative expenses in the accompanying consolidated statement of operations. The Plan participants (the Phantom Equityholders) entered into amendment and release agreements in connection with the consummation of the Acquisition, pursuant to which each participants received payment in the form of a note payable. The initial aggregate principal amount of the notes payable was $9,300.

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

NOTE 19— RELATED PARTY TRANSACTIONS

In October 2008, the Company entered into a $30,530 asset based credit facility with an affiliate of one of the Company’s members for a single liquidation contract. The credit facility, as amended, provided financing in the form of a term loan in the amount of $23,927 and letters of credit in the amount of $6,603. Borrowings under the credit facility and fees for the letters of credit bore interest at a rate of 11.0% per annum. The credit facility also required the Company to pay a success fee in the amount of 25.0% of the profits earned on the liquidation contract, if any, as defined in the credit facility. The term loan had a maturity date of January 20, 2009 and the letters of credit had an expiration date of April 1, 2009. There were outstanding letters of credit of $7,041 at December 31, 2008 that were subsequently reduced to $2,448 in January 2009 until expiration in April 2009. During the years ended December 31, 2009, interest expense totaled $420 (including $325 for the success fee). These amounts are reflected in interest expense in the accompanying consolidated statement of operations.

On January 4, 2010, the Company loaned $2,706 to GAHA Fund I, a wholly-owned subsidiary of GARE. GAHA Fund I was created to purchase land and a commercial building that was subsequently sold by GAHA Fund I in January 2011. The note receivable was collateralized by the land and commercial building which was purchased with the proceeds from the loan. The note receivable bore interest at a rate of 10% per annum. The principal balance on the note and all unpaid interest was paid by GAHA Fund I in January 2011. Interest income was $69 and $268 for the years ended December 31, 2011 and 2010, respectively, and is included in interest income in the accompanying consolidated statement of operations. At December 31, 2010, the note receivable in the amount of $2,706 was included in note receivable – related party in the accompanying consolidated balance sheet and accrued interest receivable in the amount of $268 was included in prepaid expenses and other current assets in the accompanying consolidated balance sheet.

On July 8, 2010, the Company loaned $3,224 to GARE for the purposes of investing in GAHA Fund II, LLC, a newly formed joint venture which is 50% owned by GARE. GAHA Fund II, LLC is a special purpose entity created to purchase non-performing distressed real estate loans at a discount to par from a financial institution and market the loans and real estate to third parties. The note receivable bears interest at a rate of 15% per annum and all unpaid principal and interest was originally due on July 8, 2011. In July 2011, the maturity date of the loan was extended and the interest rate was reduced to 8% per annum.  On December 29, 2011, additional funds in the amount of $620 were loaned to GARE and the note receivable was amended to increase the outstanding balance to $3,844 and extend the maturity date to July 31, 2012. Interest income was $371 and $233 for the years ended December 31, 2011 and 2010, respectively, and is included in interest income in the accompanying consolidated statement of operations. The note receivable in the amount of $3,844 and $3,224 is included in note-receivable – related party and accrued interest receivable in the amount of $604 and $233 is included in prepaid expenses and other current assets as of December 31, 2011 and 2010, respectively, in the accompanying condensed consolidated balance sheet.

In accordance with the accounting guidance for consolidation of variable interest entities, the Company has determined that the subordinated financing arrangements in the form of notes receivable described above with GARE changes the status of the entities to VIE. The Company, in determining whether or not it is the primary beneficiary of GARE, considered the voting interests of the members of GARE and each member’s ability to direct the activities of GARE. The Company determined it is not the primary beneficiary of the VIE since decisions to direct the operations of GARE are done jointly by the members of GARE and the Company does not have a disproportionate voting interest which allows it to exercise any rights or powers that would enable the Company to direct the activities of GARE that most significantly impact GARE’s economic performance. The accompanying consolidated financial statements do not consolidate GARE. The loss from GARE is accounted for under the equity method of accounting and is included in other income (loss) in the amount $369, $1,640 and $861 in the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, the maximum amount of loss exposure related to these VIE’s is equal to the carrying value of the respective notes receivable – related party and accrued interest receivable described above.

In August 2011, the Company paid a loan origination fee of $140 (2% of the $7,000 Dialetic Note as more fully described in note 12) to B. Riley & Co., an investment bank. A member of the Company’s board of directors is the controlling shareholder, president and chief executive officer of B. Riley & Co.

NOTE 20— BUSINESS SEGMENTS

The Company’s operating segments, as defined by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally. The Company’s chief operating decision maker is a committee comprised of the Chief Executive Officer, Vice Chairman and President, and Chief Financial Officer. The Company has several operating subsidiaries through which it delivers specific services. The Company provides auction, liquidation, capital advisory, financing, real estate, and other services to stressed or distressed companies in a variety of diverse industries that have included apparel, furniture, jewelry, real estate, and industrial machinery. The Company also provides appraisal and valuation services for retail and manufacturing companies. The Company’s business is classified by management into two reportable segments: Auction and Liquidation, and Valuation and Appraisal. These reportable segments are two distinct businesses, each with a different customer base, marketing strategy and management structure. The Valuation and Appraisal reportable segment is an aggregation of the Company’s valuation and appraisal operating segments, which are primarily organized based on the nature of services and legal structure.

Additionally, the Valuation and Appraisal operating segments are aggregated into one reportable segment as they have similar economic characteristics and are expected to have similar long-term financial performance.

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Year Ended December 31,
	2011	2010	2009
Auction and Liquidation reportable segment:
Revenues - Services and fees	$37,830	$15,902	$49,005
Revenues - Sale of goods	2,899	5,119	12,611
Total revenues	40,729	21,021	61,616
Direct cost of services	(10,097)	(5,977)	(7,839)
Cost of goods sold	(3,391)	(6,674)	(12,669)
Selling, general, and administrative expenses	(13,353)	(7,980)	(6,619)
Depreciation and amortization	(175)	(123)	(72)
Segment income	13,713	267	34,417
Valuation and Appraisal reportable segment:
Revenues	22,797	21,124	21,805
Direct cost of revenues	(9,652)	(9,440)	(9,652)
Selling, general, and administrative expenses	(7,161)	(7,647)	(7,851)
Depreciation and amortization	(158)	(164)	(166)
Segment income	5,826	3,873	4,136
Consolidated operating income from reportable segments	19,539	4,140	38,553
Corporate and other expenses	(12,099)	(15,499)	(21,035)
Interest income	476	522	32
Other income	-	-	18
Loss from equity investment in Great American Real Estate, LLC	(369)	(1,640)	(861)
Interest expense	(4,885)	(3,667)	(11,273)
Income (loss) from continuing operations before (provision) benefit for income taxes	2,662	(16,144)	5,434
(Provision) benefit for income taxes	(2,060)	5,106	11,664
Income (loss) from continuing operations	602	(11,038)	17,098
Loss from discontinued operations	-	-	(142)
Net income (loss)	$602	$(11,038)	$16,956

Capital expenditures:
Auction and Liquidation segment	$188	$557	$509
Valuation and Appraisal segment	76	35	319
Total	$264	$592	$828

	As of December 31,
	2011	2010
Total assets:
Auction and Liquidation segment	$68,487	$66,846
Valuation and Appraisal segment	8,176	5,428
Total	$76,663	$72,274

NOTE 21— SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
Total revenues	$13,816	$9,831	$28,512	$11,367
Operating income (loss)	305	(2,213)	9,028	320
Income (loss) from operations	178	(3,107)	6,049	(458)
(Provision) benefit for income taxes	(704)	858	(2,018)	(196)
Net income (loss)	$(526)	$(2,249)	$4,031	$(654)
Earnings (loss) per share:
Basic	$(0.02)	$(0.08)	$0.14	$(0.02)
Diluted	$(0.02)	$(0.08)	$0.14	$(0.02)

Weighted average shares outstanding:
Basic	28,360,875	28,460,392	28,650,980	28,681,609
Diluted	28,360,875	28,460,392	29,519,141	28,681,609

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
Total revenues	$12,067	$5,215	$13,858	$11,005
Operating income (loss)	(3,197)	(9,743)	2,427	(846)
Income (loss) from operations	(4,552)	(10,870)	1,335	(2,057)
(Provision) benefit for income taxes	1,572	4,263	(880)	151
Net income (loss)	$(2,980)	$(6,607)	$455	$(1,906)
Earnings (loss) per share:
Basic	$(0.11)	$(0.24)	$0.02	$(0.07)
Diluted	$(0.11)	$(0.24)	$0.02	$(0.07)

Weighted average shares outstanding:
Basic	27,899,963	27,998,705	28,160,667	28,239,036
Diluted	27,899,963	27,998,705	29,129,099	28,239,036

