Form 10-K/A
period 2011-12-31
Great American Group, Inc.
filed 2012-04-30
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

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

Large accelerated filer         Accelerated filer 

Non-accelerated filer  (Do not check if a smaller reporting company)   Smaller reporting company ☒

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

The number of shares outstanding of the registrant’s Common Stock as of April 25, 2012 was 31,001,609.

EXPLANATORY NOTE

The undersigned registrant hereby amends in its entirety Part III of its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as set forth in the pages attached hereto. This Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K and, other than the amendment described above, does not modify or update the disclosures in the original Annual Report on Form 10-K in any way.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have a classified board of directors (the “Board”) consisting of two Class I directors (Bryant R. Riley and Mark D. Klein), three Class II directors (Hugh J. Hilton, Michael J. Levitt and Harvey M. Yellen), and two Class III directors (Andrew Gumaer and Matthew J. Hart). Our Class III directors will serve until the annual meeting of stockholders to be held in 2012 and our Class I and II directors will serve until the annual meetings of stockholders to be held in 2013 and 2014 or until their respective successors are duly elected and qualified. The following table provides the name, age and position(s) of each of our directors as of April 30, 2012:

Name	Age	Committees
Class I Directors
Bryant R. Riley	45	None.
Mark D. Klein	50	Compensation Committee, Corporate Governance Committee
Class II Directors
Hugh G. Hilton	60	Audit Committee, Compensation Committee*, Corporate Governance Committee
Michael J. Levitt	53	None.
Harvey M. Yellen	65	None.
Class III Directors
Andrew Gumaer	51	None.
Matthew J. Hart	60	Audit Committee*, Compensation Committee, Corporate Governance Committee*
*Chairman of the respective committee.

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

Mark D. Klein has served as a director of Great American Group since July 2009. Since January of 2011, Mr. Klein has been a director of NeXt BDC Capital Corp. From April 2010 to May 2011, Mr. Klein was the Chairman of the Board, Chief Executive Officer and President of Crumbs Bake Shop, Inc., formerly 57th Street General Acquisition Corp., a special purpose acquisition company he helped form, and a director since its inception. Also in April 2010, Mr. Klein became a managing member and majority partner of M. Klein & Company, LLC, which owns the Klein Group, LLC, a registered broker dealer. Mr. Klein also maintains registration with the Klein Group, LLC as a registered representative and principal. Between March 2007 and July 2009, Mr. Klein was the Chief Executive Officer, President and a director of Alternative Asset Management Corporation (“AAMAC”), a special purpose acquisition company he helped form in 2007 and which completed a merger with Great American Group LLC in July 2009. Mr. Klein was one of the Principals of Aldebaran Investments, LLC, a private fund which invested in special purpose acquisition companies. From April 2007 until August 2008, Mr. Klein was the Chief Executive Officer of Hanover Group US LLC, an indirect US subsidiary of the Hanover Group, a business services firm. Prior to joining Hanover in 2007, Mr. Klein was Chairman of Ladenburg Thalmann & Co. Inc., a leading underwriter of blank check companies, which is engaged in retail and institutional securities brokerage, investment banking and asset management services. From March 2005 to September 2006, he was Chief Executive Officer and President of Ladenburg Thalmann Financial Services, Inc., the parent of Ladenburg Thalmann & Co. Inc., and Chief Executive Officer of Ladenburg Thalmann Asset Management Inc., a subsidiary of Ladenburg Financial Services, Inc. Prior to joining Ladenburg Thalmann, from June 2000 to March 2005, Mr. Klein served as the Chief Executive Officer and President of NBGI Asset Management, Inc. and NBGI Securities, which were the US subsidiaries of the National Bank of Greece, the largest financial institution in Greece. Prior to joining NBGI, Mr. Klein was President and founder of Newbrook Capital Management, founder and managing member of Independence Holdings Partners, LLC, a private equity fund-of-funds company, and founder and general partner of Intrinsic Edge Partners, a long/short equity hedge fund. Prior to the formation of Newbrook Capital Management and Independence Holdings Partners, LLC, Mr. Klein was a Senior Portfolio Manager for PaineWebber and Smith Barney Shearson, both investment banking firms. Mr. Klein is a graduate of J.L. Kellogg Graduate School of Management at Northwestern University, with a Masters of Management Degree and also received a Bachelors of Business Administration Degree with high distinction from Emory University. Mr. Klein’s experience and expertise in the investment banking industry provides our Board with valuable insight into the capital markets and investment community.

Hugh G. Hilton has served as a director since July 2009. Mr. Hilton has served as the Chief Executive Officer of Alvarez & Marsal Capital Real Estate, LLC, which co-founded in December 2008, the real estate and investment management arm of Alvarez & Marsal. From 2003 to December 2008, Mr. Hilton served as the founding Managing Director of Catalyst, LLC, a restructuring and turnaround firm.  Mr. Hilton has been involved in over 25 corporate restructuring and turnaround engagements, during which he provided financial advisory services and/or filled interim senior management roles, such as Chairman, Chief Executive Officer, President, and/or Chief Restructuring Officer at both public and private middle market companies.  Prior to 2003, Mr. Hilton served as a Managing Director of Alvarez & Marsal, President of HVK, Inc., President First Interstate Bancorp’s real estate fund advisory arm, and Vice President of BankAmerica Investment Real Estate. Mr. Hilton holds a Bachelor of Science in business administration and a Master of Business Administration from the University of Michigan as well as a Juris Doctor from the University of Colorado. Mr. Hilton is a member of the American Bankruptcy Institute and the Colorado Bar Association. Mr. Hilton’s financial experience and expertise in the real estate and restructuring industries is particularly relevant to the Board as we expand our current service offerings. He provides the Board with important insight into the real estate marketplace.

Michael J. Levitt has served as a director since July 2009. Mr. Levitt is currently Vice Chairman of Apollo Capital Markets.  From 2001 to April 2012, Mr. Levitt served as Chairman and Chief Executive Officer of Stone Tower Capital LLC (“STC”), an investment firm he founded that focused on credit assets. STC merged businesses with Apollo Capital Markets in April 2012. Mr. Levitt served as Chairman of the Board of Directors of 57th Street Acquisition Corp., a special purpose acquisition company, from October 2009 to April 2010. From March 2007 to July 2009, Mr. Levitt served as the Chairman of the Board of AAMAC. Mr. Levitt has spent his entire 25-year career managing or advising non-investment grade businesses and investing in non-investment grade assets. Previously, Mr. Levitt served as the managing partner of the New York office of Hicks, Muse, Tate & Furst Incorporated. Prior thereto, Mr. Levitt served as the co-head of the investment banking division of Smith Barney Inc. Mr. Levitt has a B.B.A. from the University of Michigan and a J.D. from the University of Michigan Law School. Mr. Levitt’s experience and expertise in the investment banking industry and understanding of credit and credit related assets provides our Board with valuable insight into the markets in which we operate.

Matthew J. Hart has served as a director since July 2009. Mr. Hart was President and Chief Operating Officer of Hilton Hotels Corporation, referred to herein as Hilton, from May 2004 until the buyout of Hilton by the Blackstone Group in October 2007. Mr. Hart also served as Executive Vice President and Chief Financial Officer of Hilton from 1996 to 2004. Prior to joining Hilton in 1996, Mr. Hart was Senior Vice President and Treasurer of The Walt Disney Company and was Executive Vice President and Chief Financial Officer for Host Marriot Corp. Mr. Hart received his Bachelor of Arts in Economics and Sociology from Vanderbilt University in 1974 and earned a Master of Business Administration in Finance and Marketing from Columbia University in 1976. Mr. Hart currently serves on the board of directors of US Airways Group, Air Lease Corporation. Mr. Hart formerly served on the board of directors of Kilroy Realty Corp. from 1997 to 2007 and American West Holdings Corp. from 2005 to 2006. Mr. Hart’s extensive experience and expertise with public companies is well suited for his role as the designated financial expert and chairman of our Audit Committee. He also brings extensive experience serving on other public company boards which provide important resources in his service on our Board.

Andrew Gumaer has served as our Chief Executive Officer since July 2009 and our Chairman since March 2012. Prior to July 2009, Mr. Gumaer was a co-founder of GAG, LLC, had served as GAG, LLC’s Chief Executive Officer since May 2007 and previously served as GAG, LLC’s President from June 2006 to May 2007. Mr. Gumaer also currently serves as the Co-Chief Executive Officer of Great American Home Auctions, LLC. Prior to assuming his current responsibilities, Mr. Gumaer was the President of The Pride Capital Group, LLC, predecessor in interest to GAG, LLC, from 2002 to May 2006. Mr. Gumaer also served as the Senior Vice President of Garcel, Inc. from 1997 to 2002 and as a Senior Vice President with the investment banking firm Drexel Burnham Lambert prior to his service with Garcel, Inc. Mr. Gumaer is the brother-in-law of Mark Weitz our President, Wholesale and Industrial Services. Mr. Gumaer’s in depth knowledge of our business and operations, his experience in the investment banking industry, and leadership as GAG, LLC’s Chief Executive Officer and President since 2006 positions him well to serve as our Chief Executive Officer and a member of our Board.

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

Executive Officers

Executive officers are elected by our Board and serve at its discretion. Other than as described below, there are no family relationships between any director or executive officer and any other directors or executive officers. Set forth below is information regarding our executive officers as of April 30, 2012.

Name	Position	Age
Andrew Gumaer	Chairman and Chief Executive Officer	51
Harvey M. Yellen	Vice Chairman, President and Chief Operating Officer	65
Paul S. Erickson	Executive Vice President, Chief Financial Officer	50
Scott K. Carpenter	Executive Vice President, Retail Services	56
Lester M. Freidman	Managing Director, Great American Group Advisory and Valuation Services, LLC	52
Mark Weitz	President, Wholesale and Industrial Services	52
Mark Naughton	Senior Vice President and General Counsel	49
Howard E. Weitzman	Senior Vice President, Chief Accounting Officer	50

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

Audit Committee

Our Audit Committee is composed of Messrs. Matthew J. Hart (Chairperson) and Hugh G. Hilton. Our Board has affirmatively determined that each member of the Audit Committee is independent under Nasdaq Marketplace Rule 5605(a)(2), and meets all other qualifications under Nasdaq Marketplace Rule 5605(e) and the applicable rules of the Securities and Exchange Commission. Our Board has also affirmatively determined that Matthew J. Hart qualifies as an “audit committee financial expert” as such term is defined in Regulation S-K under the Securities Act of 1933. During 2011, the Audit Committee held four meetings.

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

Compensation Committee

Our Compensation Committee is composed of Messrs. Hugh G. Hilton (Chairperson), Matthew J. Hart and Mark D. Klein. Our Board has affirmatively determined that each member of the Compensation Committee is independent as such term is defined under Nasdaq Marketplace Rule 5605(a)(2). During 2011, the Compensation Committee met three times. Our Board has adopted a charter for the Compensation Committee which is available for review on our website at www.greatamerican.com/governance.cfm. The Compensation Committee reviews and makes recommendations to our Board concerning the compensation and benefits of our executive officers, including the Chief Executive Officer, and directors, oversees the administration of our stock option and employee benefits plans, and reviews general policy relating to compensation and benefits.

Corporate Governance Committee

Our Corporate Governance Committee is composed of Messrs. Matthew J. Hart (Chairperson), Hugh G. Hilton and Mark D. Klein. The Corporate Governance Committee evaluates and recommends to the Board nominees for each election of directors. The Corporate Governance Committee met one time in 2011. Our Board has adopted a charter for the Corporate Governance Committee and a copy of that charter is available for review on our website at www.greatamerican.com/governance.cfm. The responsibilities of the Corporate Governance Committee include making recommendations to the Board with respect to the nominations or elections of directors and providing oversight of our corporate governance policies and practices.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to us by our named executive officers during fiscal 2011 and 2010.

			Nonqualified
			Deferred
			Compensation	All Other	Total
	Year	Salary	Earnings	Compensation	Compensation
Name and Principal Position (1)	($)	($)	($)(2)	($)(3)	($)
Andrew Gumaer	2011	392,308	-	39,593	431,901
Chairman and Chief Executive	2010	535,385	-	28,021	563,406
Officer

Harvey M. Yellen	2011	392,308	-	34,587	426,895
Vice Chairman, President and	2010	535,385	-	28,760	564,145
Chief Operating Officer

Paul S. Erickson	2011	295,702	6,449	29,908	332,059
Executive Vice President, Chief	2010	312,692	10,471	18,337	341,500
Financial Officer

(1)	The table above summarizes the total compensation earned by each of our named executive officers for the fiscal years ended December 31, 2011 and 2010.

(2)	The amounts listed in this column includes nonqualified deferred compensation earnings which represents the above market earnings on the deferred compensation from the GAG, LLC Phantom Stock Plan. Earnings are for the fiscal years ended December 31, 2011 and 2010. Above market earnings is the amount earned at 3.75% that exceeds 120% of the applicable federal tax long-term rate.

(3)	The amounts listed in this column includes other compensation detailed in the following table:

Outstanding Equity Awards at December 31, 2011

There are no outstanding equity awards for our named executive officers as of December 31, 2011.

Employment Agreements

On July 31, 2009, we entered into employment agreements with Messrs. Gumaer, Yellen, and Erickson. These agreements have no defined length of employment. Either party may terminate the employment relationship at any time, subject to possible severance payments as set forth below. The terms and conditions of those agreements are generally as follows:

Pursuant to the terms of the employment agreements, Messrs. Gumaer, Yellen, and Erickson receive annual base salaries of $661,500, $661,500, and $330,750, respectively. These base salaries are subject to annual increases of no less than five percent. The agreements also provide for the award of an annual discretionary bonus. The Company provides Messrs. Yellen and Gumaer with monthly automobile allowances of $2,000 and Mr. Erickson with a monthly automobile allowance of $1,200. In September 2010, Messrs. Gumaer and Yellen agreed to a reduction in their respective base salaries to $392,308 during the year ended December 31, 2011.

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

Each non-employee director receives annual fees of $40,000, paid in quarterly installments, and an annual grant of $50,000 in options to purchase our common stock, restricted stock or other form of equity award for serving as a director. Such stock options, restricted stock or other form of award are subject to a one-year vesting period. In addition, annual fees of $12,000, $8,000 and $4,000 are paid to the chairperson of our audit committee, compensation committee and corporate governance committee, respectively. On July 15, 2010, each of our non-employee directors agreed to a 40% reduction in their fees. On August 16, 2011, each of our non-employee directors agreed to a 20% reduction in their annual fees and the directors agreed to forfeit the annual grant of $50,000 in restricted stock for serving as a director. Accordingly, through at least August 2012, our non-employee directors will receive annual fees of $32,000, and annual fees of $9,600 will be paid to the chairperson of our audit committee, $6,400 will be paid to the chairperson of our compensation committee, $3,200 will be paid to the chairperson of the corporate governance committee. A special committee comprised of Messrs. Mark D. Klein, Hugh G. Hilton, Michael J. Levitt, and Matthew J. Hart, each a non-employee director, were each paid a one-time fee of $24,000 as compensation for their services on such committee. A one-time $40,000 grant of stock options, restricted stock or other form of equity award are made to each non-employee director in connection with such individual’s appointment to our Board, which stock options, restricted stock or other form of equity award will be subject to a one-year vesting period.

The following table summarizes the total compensation that our directors (other than directors who are named executive officers) earned during the fiscal year ended December 31, 2011 for services rendered as members of our Board.

	Fees Earned or	Option
Name (1)	Paid in Cash ($)(2)	Awards ($)(3)	Total ($)
Bryant R. Riley	50,000	-	50,000

Mark D. Klein	26,000	-	26,000

Hugh G. Hilton	55,200	-	55,200

Michael J. Levitt	50,000	-	50,000

Matthew J. Hart	60,400	-	60,400

_________________

(1)	Andrew Gumaer, our Chairman and Chief Executive Officer, and Harvey M. Yellen, our Vice Chairman and President, are not included in this table because they are employees of the Company and thus receive no additional compensation for services as a director. The compensation received by Messrs. Gumaer and Yellen as employees of the Company is shown in the Summary Compensation Table above.
(2)	Amount reflects fees paid in cash during 2011 for the named director for services on the Board.
(3)	The directors elected to forego there annual restricted stock grant of $50,000. As such, there were no shares granted at the shareholders meeting on August 16, 2011 for services to the Board for the 2011 - 2012 annual term.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of the shares of our common stock as of April 25, 2012, by (i) each person we know to be the beneficial owner of 5% or more of the outstanding shares of our common stock; (ii) each executive officer listed in the Summary Compensation Table; (iii) each of our directors; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the address of the individuals listed below is the address appearing on the cover of this Annual Report.

	Shares Beneficially Owned(2)
Name or Group of Beneficial Owners (1)	Number		Percent
Named Executive Officers:
Harvey M. Yellen	5,280,000		17.2%
Andrew Gumaer	5,280,000		17.2%
Paul S. Erickson	191,653	*

Directors:
Bryant R. Riley (3)	113,004	*
Mark D. Klein	278,630	*
Hugh G. Hilton	40,435	*
Michael J. Levitt	981,755		3.2%
Matthew J. Hart	50,435	*

5% Stockholders:
Elliott Associates, L.P. (4)	6,129,000		19.8%
712 Fifth Avenue 36th Floor
New York, NY 10019

Robeco Investment Management (5)	2,275,702		7.3%
909 Third Avenue
New York, NY 10022

Lloyd I. Miller, III (6)	2,076,905		6.7%
222 Lakeview Avenue, Suite 160-365
West Palm Beach, FL 33401

Executive officers and directors as a group (14 persons)	12,598,963		40.6%

__________

*	Represents less than 1%.

(1)	Unless otherwise indicated, the business address of each holder is c/o Great American Group, Inc., 21860 Burbank Blvd., Suite 300 South, Woodland Hills, California 91367.

(2)	Applicable percentage ownership is based on 31,001,609 shares of our common stock outstanding as of April 25, 2012. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares, subject to the applicable community property laws. Shares of our common stock subject to options or other contractual rights currently exercisable, or exercisable within 60 days after April 25, 2012, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person.

(3)	Includes 68,749 shares held by B. Riley and Co., LLC. Mr. Riley is the sole indirect equity owner of B. Riley and Co., LLC.

(4)	Based solely on information provided on a Schedule 13D/A filed by Elliot Associates, L.P. with the SEC on August 9, 2011. Pursuant to the Schedule 13D/A, the securities are beneficially owned by Elliott Associates, L.P., a Delaware limited partnership, and its wholly-owned subsidiaries (collectively, “Elliott”), Elliott International, L.P., a Cayman Islands limited partnership (“Elliott International”), and Elliott International Capital Advisors Inc., a Delaware corporation (“EICA” and collectively with Elliott and Elliott International, the “Reporting Persons”). Elliott beneficially owns 2,451,600 shares of Common Stock. Elliott International and EICA beneficially own an aggregate of 3,677,400 shares of Common Stock. Collectively, Elliott, Elliott International and EICA beneficially own 6,129,000 shares of Common Stock. Elliott has the power to vote or direct the vote of, and to dispose or direct the disposition of, the shares of Common Stock beneficially owned by it. Elliott International has the shared power with EICA to vote or direct the vote of, and to dispose or direct the disposition of, the shares of Common Stock owned by Elliott International.

(5)	Based solely on information provided on a Schedule 13G filed by Robeco Investment Management with the SEC on December 31, 2011, with respect to 2,275,702 shares held by Robeco Investment Management, Inc. (RIM) for the discretionary account of certain clients. To the knowledge of RIM no person has the right to receive or the power to direct the receipt of dividends from or the proceeds from the sale of such Common Stock which represents more than 5% of the outstanding shares of the Common Stock.

(6)	Based solely on information provided on a Schedule 13G filed by Lloyd I. Miller, III with the SEC on December 30, 2011, with respect to 2,076,905 shares held by Lloyd I. Miller, III. Pursuant to Schedule 13G, Lloyd I. Miller, III has sole voting and dispositive power with respect to 931,925 shares of Common Stock as (i) the manager of a limited liability company that is the adviser to certain family trusts and (ii) a manager of a limited liability company that is the general partner of a certain limited partnership and has shared voting and dispositive power with respect to 1,144,980 shares of Common Stock as (i) a co-member and co-manager of a limited liability company and (ii) an investment advisor to the trustee of a certain family trust.

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2011 was as follows:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by our stockholders (1)	-	-	7,208,725
Equity compensation plans not approved by our stockholders (2)	-	-	-
Total	-	-	7,208,725

(1)	Includes our 2009 Stock Incentive Plan.

(2)	All of our equity compensation plans were approved by our stockholders.

For more information on our equity compensation plans, see Note 17 of our Notes to Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Other than as described below, during fiscal year 2011, there were no transactions to which the Company was or is a party in which the amount involved exceeds $120,000 and in which any director, officer or beneficial holder of more than 5% of any class of our voting securities or member of such person’s immediate family had or will have a direct or indirect material interest.

Mark Weitz, our President, Wholesale and Industrial Services, is the brother-in-law of Andrew Gumaer, our Chairman, Chief Executive Officer and director. Mr. Weitz’s total compensation, consisting of base salary, bonus, auto allowance, company paid medical, dental and life and disability insurance, and above market interest on nonqualified deferred compensation, in fiscal 2011 and 2010 for services rendered to us was $308,969 and $295,175, respectively. Mr. Weitz participates in various employee benefit programs of the Company, including health insurance benefits, life insurance benefits, and group life and long-term disability coverage, under the plans generally available to all other salaried employees. Mr. Weitz also is a Phantom Equityholder and received additional consideration as more fully described below. Mr. Weitz’s annual base salary for fiscal 2012 is $275,000, plus an annual auto allowance of $10,800.

Brian Yellen, our Executive Vice President, is the son of Harvey M. Yellen, our Vice Chairman, President, Chief Operating Officer and director. Mr. B. Yellen’s total compensation, consisting of base salary, bonus, commissions, auto allowance, company paid medical, dental and life and disability insurance, and above market interest on nonqualified deferred compensation, in fiscal 2011 and 2010 for services rendered to us was $261,919 and $279,652, respectively. Mr. B. Yellen participates in various employee benefit programs of the Company, including health insurance benefits, life insurance benefits, and group life and long-term disability coverage, under the plans generally available to all other salaried employees. Mr. B. Yellen also is a Phantom Equityholder and received additional consideration as more fully described below. Mr. B. Yellen’s annual base salary for fiscal 2012 is $180,000, plus an annual auto allowance of $10,800.

Sandy Feldman, our Senior Vice President, is the son-in-law of Harvey M. Yellen. Mr. Feldman’s total compensation, consisting of base salary, bonus, commissions, auto allowance, company paid medical, dental and life and disability insurance in fiscal 2011 and 2010 for services rendered to us was $252,543 and $245,143, respectively. Mr. Feldman participates in various employee benefit programs of the Company, including health insurance benefits, life insurance benefits, and group life and long-term disability coverage, under the plans generally available to all other salaried employees. Mr. Feldman’s annual base salary for fiscal 2012 is $171,000, plus an annual auto allowance of $10,800.

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

Pursuant to the terms of the Purchase Agreement, at the effective time of the Acquisition, (i) each of the 10,923,313 shares of AAMAC common stock which were outstanding immediately prior to the effective time of the Acquisition were exchanged for two shares of GAG, Inc,’s common stock and (ii) each of the 46,025,000 outstanding AAMAC warrants were exchanged for a warrant to purchase GAG, Inc. common stock; and (iii) each outstanding unit of AAMAC was separated into one share of AAMAC common stock and a warrant to purchase one share of AAMAC common stock, both of which were exchanged pursuant to clauses (i) and (ii) above, respectively. Pursuant to a letter agreement, dated as of July 28, 2009 (the “Letter Agreement”) by and among GAG, Inc., AAMAC, GAG, LLC, and certain shareholders that founded AAMAC, including our current directors Mark Klein and Michael Levitt (the “AAMAC Founders”), the AAMAC Founders agreed to cancel 7,850,000 shares of their 10,350,000 shares of AAMAC common stock immediately prior to the Acquisition and to cancel 2,500,000 shares of the GAG, Inc.’s common stock that they received in exchange for their AAMAC common stock in the Acquisition. In accordance with the Letter Agreement, of the 2,500,000 shares of GAG, Inc.’s common stock the AAMAC Founders received in exchange for their AAMAC shares, 1,500,000 of such shares are being held in escrow for a period of one year from the closing of the Acquisition and the remaining 1,000,000 of such shares will continue to be held in escrow until GAG, LLC’s achievement of any one of the Adjusted EBITDA targets discussed below. The 1,000,000 shares, which are subject to voting restrictions while in escrow, will be forfeited and cancelled if GAG, LLC fails to achieve any of the Adjusted EBITDA targets. Upon filing the Form 10-K for the year ended December 31, 2011 on March 30, 2012, the 1,000,000 shares held in escrow by the AAMAC Founders will be forfeited since the Company did not achieve the Adjusted EBITDA targets for the years ending December 31, 2009, 2010 and 2010.

Promissory Notes

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

The consideration received by each of the Contribution Consideration Recipients in 2010 and 2011 in connection with the subordinated unsecured promissory notes is as follows:

Phantom Equity-holder	Year	Consideration (in the form of Interest Earned on the Promissory Notes)(3)	Consideration (in the form of Principal Payments Paid on the Promissory Notes)(4)	Total Consideration on the Promissory Notes(5)	Principal Balance outstanding on the Promissory Notes at December 31, 2011
Former Great American Members
Andrew Gumaer	2011	$895,032	$-	$895,032	$23,379,316
	2010	1,057,416	-	1,057,416	n/a

Harvey M. Yellen	2011	$895,032	$-	$895,032	$23,379,316
	2010	1,057,416	-	1,057,416	n/a

Phantom Equityholders
Scott Carpenter	2011	$150,083	$333,701	$483,784	$1,001,104
	2010	183,435	333,701	517,136	n/a

Paul Erickson	2011	$44,296	$315,162	$359,458	$945,488
	2010	65,180	315,162	380,342	n/a

Lester Friedman	2011	$42,726	$296,623	$339,349	$889,870
	2010	61,346	296,623	357,969	n/a

Mark Weitz (1)	2011	$42,147	$296,623	$338,770	$889,870
	2010	61,346	296,623	357,969	n/a

Brian Yellen (2)	2011	$25,369	$176,120	$201,489	$528,360
	2010	36,424	176,120	212,574	n/a

(1)	Mr. Weitz is the brother-in-law of Andrew Gumaer, a director and the Chairman and Chief Executive Officer of the Company.
(2)	Mr. Yellen is the son of Harvey M. Yellen, a director and the Vice Chairman, President and Chief Operating Officer of the Company.
(3)	Consideration represents interest earned on the promissory notes for the fiscal years ended December 31, 2011 and 2010.
(4)	Consideration represents principal payments on the promissory notes for the fiscal years ended December 31, 2011 and 2010.
(5)	Total consideration represents the sum of interest earned on the promissory notes and principal payments on the promissory notes for the fiscal years ended December 31, 2011 and 2010.

Financial Advisory Fees

In August 2011, the Company paid a loan origination fee of $0.1 to million B. Riley & Co., LLC (“B. Riley”) (2% of the $7.0 million note payable to Dialectic Capital Partners, LP as more fully described in note 12 of our consolidated financial statements filed on Form 10-K on March 30, 2012). Bryant Riley, a member of our Board of Directors, is the controlling shareholder, President and Chief Executive Officer of B. Riley.

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

Letter Agreement with AAMAC Founders

Pursuant to that certain letter agreement, dated as of May 14, 2009 (the “Letter Agreement”), as amended on July 8, 2009 (the “July 8 Amendment”), and as further amended on July 28, 2009 (the “July 28 Amendment” and, together with the July 2 Amendment, the “Letter Agreement Amendments”), by and among GAG, Inc., the AAMAC Founders, AAMAC and GAG, LLC, the AAMAC Founders agreed to cancel 7,850,000 shares of their AAMAC common stock before the consummation of the Acquisition and to cancel 2,500,000 shares of the Company’s common stock that they received in exchange for their AAMAC common stock. The AAMAC Founders also agreed that 1,500,000 shares of the Company’s common stock that they received in exchange for their AAMAC shares, which were deposited into escrow in connection with AAMAC’s initial public offering, will continue to be held in escrow and subject to the restrictions on voting and disbursements for a period of one year from the closing of the Acquisition. Moreover, the AAMAC Founders also agreed that 1,000,000 of their shares of the Company’s common stock will continue to be held in escrow until Great American’s achievement of any one of the Adjusted EBITDA targets described in the Purchase Agreement. These shares will be forfeited and cancelled if GAG, LLC fails to achieve any of the Adjusted EBITDA targets. Upon filing the Form 10-K for the year ended December 31, 2011 on March 30, 2012, the 1,000,000 shares held in escrow by the AAMAC Founders will be forfeited since the Company did not achieve the Adjusted EBITDA targets for the years ending December 31, 2009, 2010 and 2010.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees for services provided to us by Marcum for the fiscal years ended December 31, 2010 and 2011:

	Fiscal 2010	Fiscal 2011
Audit Fees(1)	$380,000	$333,000
Audit-Related Fees	-	-
Tax Fees (2)	6,000	-
All Other Fees	-	-

TOTAL	$386,000	$333,000

(1)	Audit Fees consist of audit and various attest services performed by Marcum, LLP, our independent registered public accounting firm, and include the following: (1) fees for fiscal 2010 include (a) reviews of our financial statements for the quarterly periods ended March 31, 2010, June 30, 2010 and September 30, 2010 and (b) the audit of our financial statements for the year ended December 31, 2010 and (2) fees for fiscal 2011 include (a) reviews of our financial statements for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011 and (b) the audit of our financial statements for the year ended December 31, 2011.

(2)	Tax fees consist of corporate tax compliance services for one of our subsidiaries.

Audit Committee Pre-Approval Policy

 As a matter of policy, all audit and non-audit services provided by our independent registered public accounting firm are approved in advance by the audit committee of the Company, which considers whether the provision of non-audit services is compatible with maintaining such firm's independence. All services provided by Marcum LLP during fiscal years 2010 and 2011 were pre-approved by the audit committee. The audit committee has considered the role of Marcum LLP in providing services to us for the fiscal year ended December 31, 2011, and has concluded that such services are compatible with their independence as our auditors.

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

Date: April 30, 2012

Great American Group, Inc.

By:	/s/ Paul S. Erickson Paul S. Erickson Chief Financial Officer

