Form 10-Q
period 2012-03-31
Great American Group, Inc.
filed 2012-05-15
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 10, 2012, there were 30,001,609 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Great American Group, Inc.

Quarterly Report on Form 10-Q

For The Quarter Ended March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,806	$15,034
Restricted cash	256	—
Accounts receivable, net	8,179	7,482
Advances against customer contracts	4,974	5,276
Goods held for sale or auction	12,467	12,934
Loan receivable	5,027	8,306
Note receivable - related party	3,844	3,844
Deferred income taxes	4,471	4,460
Prepaid expenses and other current assets	1,482	1,110
Total current assets	61,506	58,446
Property and equipment, net	827	916
Goodwill	5,688	5,688
Other intangible assets, net	140	140
Deferred income taxes	9,915	10,504
Other assets	740	664
Total assets	$78,816	$76,358
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$15,602	$13,718
Auction and liquidation proceeds payable	424	18
Mandatorily redeemable noncontrolling interests	2,738	3,408
Revolving credit facility	1,615	1,942
Current portion of long-term debt	1,724	1,724
Note payable	11,449	11,555
Current portion of capital lease obligation	29	29
Total current liabilities	33,581	32,394
Capital lease obligation, net of current portion	6	13
Long-term debt, net of current portion	52,207	52,207
Total liabilities	85,794	84,614
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 135,000,000 shares authorized; 30,001,609 and 31,001,609 issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	4	4
Additional paid-in capital	3,177	3,177
Retained earnings (deficit)	(10,123)	(11,190)
Accumulated other comprehensive income (loss)	(36)	(247)
Total stockholders' equity (deficit)	(6,978)	(8,256)
Total liabilities and stockholders' equity (deficit)	$78,816	$76,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2012	2011

Revenues:
Services and fees	$16,900	$13,003
Sale of goods	2,420	813
Total revenues	19,320	13,816
Operating expenses:
Direct cost of services	6,252	4,812
Cost of goods sold	2,149	908
Selling, general and administrative expenses	8,519	7,791
Total operating expenses	16,920	13,511
Operating income	2,400	305
Other income (expense):
Other expense	—	(4)
Interest income	79	137
Income (loss) from equity investment in Great American Real Estate, LLC	(80)	68
Interest expense	(627)	(328)
Income before income taxes	1,772	178
Provision for income taxes	(705)	(704)
Net income (loss)	$1,067	$(526)
Basic income (loss) per share	$0.04	$(0.02)
Diluted income (loss) per share	$0.04	$(0.02)

Weighted average basic shares outstanding	28,681,609	28,360,875
Weighted average diluted shares outstanding	29,534,610	28,360,875

Comprehensive income (loss):
Net income (loss)	$1,067	$(526)
Other comprehensive income (loss):
Change in cumulative translation adjustment	211	(20)
Other comprehensive income (loss), net of tax	211	(20)
Comprehensive income (loss)	$1,278	$(546)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

(Dollars in thousands)

							Accumulated	Total
					Additional	Retained	Other	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	(Deficit)

Balance, January 1, 2011	—	$—	30,559,036	$4	$2,878	$(11,792)	$7	$(8,903)
Net loss for the three months ended March 31, 2011	—	—	—	—	—	(526)	—	(526)
Foreign currency translation adjustment	—	—	—	—	—	—	(20)	(20)
Comprehensive income								(546)
Vesting of restricted stock, net of shares withheld for employment taxes	—	—	182,758	—	(90)	—	—	(90)
Share based compensation	—	—	—	—	358	—	—	358
Balance, March 31, 2011	—	$—	30,741,794	$4	$3,146	$(12,318)	$(13)	$(9,181)

Balance, January 1, 2012	—	$—	31,001,609	$4	$3,177	$(11,190)	$(247)	$(8,256)
Net income for the three months ended March 31, 2012	—	—	—	—	—	1,067	—	1,067
Foreign currency translation adjustment	—	—	—	—	—	—	211	211
Comprehensive income								1,278
Cancellation of founders contingent shares held in escrow	—	—	(1,000,000)	—	—	—	—	-
Balance, March 31, 2012	—	$—	30,001,609	$4	$3,177	$(10,123)	$(36)	$(6,978)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$1,067	$(526)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	201	221
Impairment of goods held for sale or auction	21	–
Share-based payments	–	358
Effect of foreign currency on operations	64	(22)
Non-cash interest	(77)	(428)
Loss (income) from equity investment in Great American Real Estate, LLC	80	(68)
Loss on disposal of assets	–	3
Deferred income taxes	578	701
Income allocated to mandatorily redeemable noncontrolling interests	369	738
Change in operating assets and liabilities:
Accounts receivable and advances against customer contracts	(394)	(1,026)
Goods held for sale or auction	399	608
Loan receivable	3,279	–
Prepaid expenses and other assets	(371)	186
Accounts payable and accrued expenses	1,886	(5,078)
Auction and liquidation proceeds payable	406	4,171
Net cash provided by (used in) operating activities	7,508	(162)
Cash flows from investing activities:
Purchases of property and equipment	(65)	(39)
Decrease in note receivable - related party	–	2,706
Equity investment in Great American Real Estate, LLC	(80)	(46)
Increase in restricted cash	(256)	(113)
Net cash (used in) provided by investing activities	(401)	2,508
Cash flows from financing activities:
Repayments of capital lease obligations	(7)	(7)
Repayments of revolving line of credit	(327)	–
Repayments of notes payable	(106)	–
Payment of employment taxes on vesting of restricted stock	–	(90)
Distribution to noncontrolling interests	(1,039)	(429)
Net cash used in financing activities	(1,479)	(526)
Increase in cash and cash equivalents	5,628	1,820
Effect of foreign currency on cash	144	2
Net increase in cash and cash equivalents	5,772	1,822
Cash and cash equivalents, beginning of period	15,034	20,080
Cash and cash equivalents, end of period	$20,806	$21,902
Supplemental disclosures:
Interest paid	$704	$122

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

NOTE 1—ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Great American Group, Inc. and its subsidiaries (collectively the “Company”) provide asset disposition and valuation and appraisal services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional service firms throughout the Unites States, Canada, and the United Kingdom. The Company operates in two operating segments: auction and liquidation services (“Auction and Liquidation”) and valuation and appraisal services (“Valuation and Appraisal”). These services are provided to a wide range of retail, wholesale and industrial companies, as well as lenders, capital providers, private equity investors and professional service firms throughout the United States, United Kingdom and Canada. In the Auction and Liquidation segment, the Company provides auction and liquidation services to help clients dispose of assets, real estate services and capital advisory services. Such assets include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property. In the Valuation and Appraisal segment, the Company provides valuation and appraisal services to clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs. From time to time, the Company will conduct auction and liquidation services with third parties through collaborative arrangements.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Liquidity Matters

Over the past years, the Company’s growth has been funded through a combination of profits generated from operations and more recently from proceeds received from the reverse merger with Alternative Asset Management Acquisition Corp. (“AAMAC”) on July 31, 2009. During the three months ended March 31, 2012 and year ended December 31, 2011, the Company generated net income of $1,067 and $602, respectively. The Company’s profitability is impacted by the number and size of retail liquidation engagements performed on a quarterly and annual basis. As economic conditions and credit markets have improved for retailers, the number of large retail liquidation engagements in the auction and liquidation industry has decreased from historical levels. These factors, in addition to the interest expense on the $53,931 of subordinated, unsecured promissory notes payable to Andy Gumaer and Harvey Yellen, the two former members of Great American Group, LLC (the “Great American Members”), both of whom are executive officers and directors of the Company and certain members of senior management of Great American Group, LLC (“GAG, LLC”) that were participants in a deferred compensation plan (the “Phantom Equityholders”), resulted in the net use of $2,045 of cash from operations during the year ended December 31, 2011.

Effective July 31, 2011, the Company entered into individual amendments that increased the principal amount of the promissory notes with the two former Great American Members by an aggregate amount of $1,762 of accrued interest that was originally due on July 31, 2011. The addition to the principal amount will accrue interest at the note rate of 3.75% and continue to be subject to annual prepayments based upon the Company’s cash flow and the maintenance of a minimum adjusted cash balance as provided in the notes prior to the capitalization of the accrued interest. As a result, the principal balance of the promissory notes to the two former Great American Members increased from an aggregate amount of $46,996 to $48,759.

In addition to amending the subordinated, unsecured promissory notes payable to the two former Great American Members, the Company has implemented cost reduction measures that have resulted in a reduction in employee headcount, reduction in base salaries to senior executives, and other cost savings measures. While the Company has implemented these cost reduction measures, the Company has also expanded its operations in the United States with the formation of GA Keen Realty Advisors in January 2011 and continues to expand its operations in the United Kingdom. These business activities have increased the overall operating costs of the Company on an annual basis; however, these efforts contributed favorably to the operating results of the Company during the three months ended March 31, 2012 and year ended December 31, 2011.

As of March 31, 2012, the Company had $20,806 in cash, $1,615 of borrowings outstanding on its revolving credit facility and no borrowings outstanding under the asset based credit facility. The Company believes that its current cash and cash equivalents, funds available under its asset based credit facility and cash expected to be generated from operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. The Company continues to monitor its financial performance to ensure sufficient liquidity to fund operations.

(b)	Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of Great American Group, Inc. and its wholly-owned and majority-owned subsidiaries. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 31, 2012. The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

(c)	Revenue Recognition

Revenues are recognized in accordance with the accounting guidance when persuasive evidence of an arrangement exists, the related services have been provided, the fee is fixed or determinable, and collection is reasonably assured.

Revenues in the Valuation and Appraisal segment are primarily comprised of fees for valuation and appraisal services. Revenues are recognized upon the delivery of the completed services to the related customers and collection of the fee is reasonably assured. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs which totaled $616 and $568 for the three months ended March 31, 2012 and 2011, respectively.

Revenues in the Auction and Liquidation segment are comprised of (i) commissions and fees earned on the sale of goods at auctions and liquidations; (ii) revenues from auction and liquidation services contracts where the Company guarantees a minimum recovery value for goods being sold at auction or liquidation; (iii) revenue from the sale of goods that are purchased by the Company for sale at auction or liquidation sales events; (iv) fees earned from real estate services and the origination of loans; (v) financing activities recorded over the lives of related loans receivable using the interest method and (vi) revenues from contractual reimbursable expenses incurred in connection with auction and liquidation contracts.

 Commission and fees earned on the sale of goods at auction and liquidation sales are recognized when evidence of an arrangement exists, the sales price has been determined, title has passed to the buyer and the buyer has assumed the risks of ownership and collection is reasonably assured. The commission and fees earned for these services are included in revenues in the accompanying condensed consolidated statement of operations. Under these types of arrangements, revenues also include contractual reimbursable costs which totaled $821 and $947 for the three months ended March 31, 2012 and 2011, respectively.

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

In the normal course of business, the Company will enter into collaborative arrangements with other merchandise liquidators to collaboratively execute auction and liquidation contracts. The Company’s collaborative arrangements specifically include contractual agreements with other liquidation agents in which the Company and such other liquidation agents actively participate in the performance of the liquidation services and are exposed to the risks and rewards of the liquidation engagement. The Company’s participation in collaborative arrangements including its rights and obligations under each collaborative arrangement can vary. Revenues from collaborative arrangements are recorded net based on the proceeds received from the liquidation engagement. Amounts paid to participants in the collaborative arrangements are reported separately as direct costs of revenues. Revenue from collaborative arrangements in which the Company is not the majority participant is recorded net based on the Company’s share of proceeds received. There were $743 of revenues and $320 of direct cost of services subject to collaborative arrangements during the three months ended March 31, 2012 and $1,220 of revenues and $671 of direct cost of services subject to collaborative arrangements during the three months ended March 31, 2011.

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

Revenues from one real estate services contract represented 10.1% of total revenues during the three months ended March 31, 2012. Revenues from one liquidation service contract in the United Kingdom represented 10.4% of total revenues during the three months ended March 31, 2011. Total revenues in the Valuation and Appraisal segment and the Auction and Liquidation segment are primarily generated in the United States.

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

The Company maintains deposits in accounts under the control of a financial institution as collateral for letters of credit relating to liquidation engagements in connection with the $100,000 credit facility described in Note 6 and restricted cash related to proceeds received from the assets that collateralize the $11,449 note payable described in Note 8. As of March 31, 2012, the restricted cash related to proceeds received from the assets that collateralize the $11,449 note payable.

(i)	Accounts Receivable

Accounts receivable represents amounts due from the Company’s valuation and appraisal customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. There was no bad debt expense during the three months ended March 31, 2012 and March 31, 2011. Bad debt expense is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

(j)	Advances Against Customer Contracts

Advances against customer contracts represent advances of contractually reimbursable expenses incurred prior to, and during the term of the liquidation services contract. These advances are charged to expense in the period that revenue is recognized under the contract.

(k)	Goods Held for Sale or Auction

Goods held for sale or auction are stated at the lower of cost, determined by the specific-identification method, or market.

(l)	Loan Receivable

Loan receivable in the amount of $5,027 and $8,306 at March 31, 2012 and December 31, 2011, respectively, is stated at amortized cost and consists of a loan acquired from an investment bank at a discount from face value that provided financing to a retail company with operations in the United Kingdom. In April and May 2012, $4,366 of the outstanding balance from the loan receivable was collected. Interest income is recognized using the effective interest method and the discount is amortized to income over the stated term of the loan receivable. Financing revenues earned from the loan receivable totaled $678 during the three months ended March 31, 2012 and included interest income of $221 and amortization of discount on the loan receivable of $457. There were no financing revenues earned during the three months ended March 31, 2011. These revenues from financing activities in included in revenues from services and fees in the auction and liquidation segment in the condensed consolidated statement of operations.

(m)	Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation and amortization expense was $154 and $173 for the three months ended March 31, 2012 and 2011, respectively.

(n)	Fair Value Measurements

On January 1, 2009, the Company adopted the new accounting guidance and all other guidance related to fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

The Company records mandatorily redeemable noncontrolling interests that were issued after November 5, 2003 at fair value with fair value determined in accordance with the Codification. The following table below presents information about the Company’s mandatorily redeemable noncontrolling interests that are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 which are categorized using the three levels of fair value hierarchy. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following tables present information on the liabilities measured and recorded at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

	Financial Assets Measured at Fair Value on a
	Recurring Basis at March 31, 2012, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	March 31,	identical assets	inputs	inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,266	$-	$-	$2,266
Total liabilities measured at fair value	$2,266	$-	$-	$2,266

	Financial Assets Measured at Fair Value on a
	Recurring Basis at December 31, 2011, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,882	$-	$-	$2,882
Total liabilities measured at fair value	$2,882	$-	$-	$2,882

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

(o)	Fiduciary Funds

The accompanying condensed consolidated balance sheets do not include fiduciary funds, which are held by the Company on behalf of clients in connection with the administration of loans in the performance of capital advisory services. There were no funds held by the Company on behalf of clients at March 31, 2012 and there was $906 of funds held on behalf of clients December 31, 2011. These funds were disbursed in accordance with the respective loan administration agreements subsequent to the balance sheet date.

(r)	Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This ASU addresses fair value measurement and disclosure requirements within Accounting Standards Codification (“ASC”) Topic 820 for the purpose of providing consistency and common meaning between U.S. GAAP and IFRS. Generally, this ASU is not intended to change the application of the requirements in Topic 820. Rather, this ASU primarily changes the wording to describe many of the requirements in U.S. GAAP for measuring fair value or for disclosing information about fair value measurements. This ASU is effective for periods beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial position and results of operation.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial position and results of operation.

In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which defers the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  The ASU is effective at the same time as the amendments in Update 2011-05.  The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial position and results of operations.

NOTE 3— ACCOUNTS RECEIVABLE

The components of accounts receivable, net, include the following:

	March 31,	December 31,
	2012	2011

Accounts receivable	$7,283	$7,829
Unbilled receivables	1,320	77
Total accounts receivable	8,603	7,906
Allowance for doubtful accounts	(424)	(424)
Accounts receivable, net	$8,179	$7,482

Additions and changes to the allowance for doubtful accounts consist of the following:

	Three Months Ended
	March 31,
	2012	2011

Balance, beginning of period	$424	$15
Add: Additions to reserve	-	-
Less: Write-offs	-	-
Less: Recoveries	-	-
Balance, end of period	$424	$15

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

NOTE 4— GOODS HELD FOR SALE OR AUCTION

	March 31,	December 31,
	2012	2011

Machinery and equipment	$6,929	$10,189
Leased equipment	4,602	1,781
Aircraft parts and other	936	964
Total	$12,467	$12,934

Goods held for sale or auction includes machinery and equipment, leased equipment with a carrying value of $4,867 and $2,000, net of accumulated depreciation of $265 and $219 as of March 31, 2012 and December 31, 2011, respectively, and aircraft parts and other. Machinery and equipment is primarily comprised of oil rigs with a carrying value of $6,713 and $9,737 as of March 31, 2012 and December 31, 2011, respectively, and includes a lower of cost or market adjustment of $1,087. The leased equipment consists of two oil rigs that are depreciated over a period of 15 years which approximates their useful life. Aircraft parts and other is primarily comprised of aircraft parts with a carrying value of $936 and $964 which includes a lower of cost or market adjustment of $648 and $627 as of March 31, 2012 and December 31, 2011, respectively. The total amount recorded by the Company for a lower-of-cost or market adjustment for goods held for sale or auction was $21 during the three months ended March 31, 2012. The Company has recorded deferred revenue of $784 and $624 at March 31, 2012 and December 31, 2011, respectively, for non-refundable rent collected that may be applied to the purchase option at the end of the lease term in accordance with the lease agreement for the oil rig.

Machinery and equipment with a carrying value of $6,713 and leased equipment with a carrying value of $4,602 serve as collateral for the $11,449 note payable as of March 31, 2012 as more fully described in Note 8.

NOTE 5— GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $5,688 is comprised of $1,975 of goodwill in the Auction and Liquidation segment and $3,713 of goodwill in the Valuation and Appraisal segment. There have been no changes to the carrying amount of goodwill since December 31, 2007.

Other intangible assets with finite lives include customer relationships which are being amortized over their estimated useful lives of 6 years. Other intangible assets include customer relationships of $970 and accumulated amortization of $970 and trademarks of $140 which have been identified as an indefinite lived intangible asset that is not being amortized at March 31, 2012 and December 31, 2011. Amortization expense was $41 for the three months ended March 31, 2011. There was no amortization expense for three months ended March 31, 2012.

NOTE 6— CREDIT FACILITIES

The Company has a $100,000 asset based credit facility with a financial institution that expires on July 16, 2013. The asset based credit facility can be used for borrowings and letter of credit obligations up to the aggregate amount of $100,000. The base rate on the credit facility is the greater of (1) the Wells Fargo prime rate; (2) the LIBOR plus 1.00% and (3) the Federal Funds Effective Rate plus 0.50%.  On December 8, 2010, the credit agreement was amended and restated to allow for borrowings by the Company’s wholly owned subsidiary in the United Kingdom. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The credit facility also provides for success fees in the amount of 5% to 20% of the profits earned on the liquidation contract, if any, as defined in the credit facility. Interest expense totaled $15 (including success fee of $15) for the three months ended March 31, 2011. There was no outstanding balance for cash borrowings or letters of credit obligations under this credit facility at March 31, 2012 and December 31, 2011.

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

On May 17, 2011, GAAV entered into a Loan and Security Agreement (Accounts Receivable Line of Credit) (the “Line of Credit”) with BFI Business Finance (“BFI”). The Line of Credit is collateralized by the accounts receivable of GAAV and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Line of Credit, with maximum borrowings not to exceed $2,000. The interest rate under the Line of Credit is the prime rate plus 2%, payable monthly in arrears. The Line of Credit was originally scheduled to expire on May 16, 2012; however, the Line of Credit was amended effective February 3, 2012 and the expiration date was extended to February 3, 2013 and the maximum borrowings allowed was increased from $2,000 to $3,000. The maturity date may be extended for successive periods equal to one year, unless GAAV gives BFI written notice of its intent to terminate the Line of Credit at least thirty days prior to the maturity date of the Line of Credit. BFI has the right to terminate the Line of Credit at its sole discretion upon giving sixty days’ prior written notice to GAAV. In connection with the Line of Credit, GAG, LLC entered into a limited continuing guaranty of GAAV’s obligations under the Line of Credit. Interest expense totaled $38 for the three months ended March 31, 2012.

NOTE 7— LONG-TERM DEBT

Long-term debt consists of the following arrangements:

	March 31,	December 31,
	2012	2011

$60,000 notes payable to each of the former Great American Members and the Phantom Equityholders of GAG, LLC issued in connection with the Acquisition dated July 31, 2009	$53,931	$53,931
Total long-term debt	53,931	53,931
Less current portion of long-term debt	1,724	1,724
Long-term debt, net of current portion	$52,207	$52,207

$60,000 Notes Payable

On July 31, 2009, in connection with the Acquisition, the Company issued a note payable to the Great American Members and Phantom Equityholders in the initial principal amount of $60,000. In connection with the closing of the Acquisition, an initial principal payment of $4,383 was made, thereby reducing the principal amount of the note to $55,617. On August 28, 2009, the note was replaced with separate subordinated unsecured promissory notes (collectively, the “Notes”) issued in favor of each of the Great American Members and Phantom Equityholders. Prior to the Amendments described below, all Notes were payable in five equal annual principal payments in the aggregate amount of $11,123 due on the anniversary date of the Notes beginning on July 31, 2010 through July 31, 2014 with interest payable quarterly in arrears beginning October 31, 2009 at 12% per annum. On May 4, 2010, the Company entered into individual amendments (each, an Amendment and collectively, the “Amendments”) to an aggregate of $52,419 of the $55,617 principal amount outstanding of the subordinated unsecured promissory notes, which reduced the interest rate on the amended notes from 12.0% per annum to 3.75% per annum. The interest rate reduction was effective retroactive to February 1, 2010. In addition, the maturity date for $46,996 of the $55,617 principal amount outstanding of the subordinated, unsecured promissory notes was extended to July 31, 2018, subject to annual prepayments based upon the Company’s cash flow subject to certain limitations, as provided in the amendment to the notes payable, including, without limitation, the Company’s maintenance of a minimum adjusted cash balance of $20,000. Each prepayment, if any, is due within 30 days of the filing of the Company’s Annual Report on Form 10-K, beginning with the Form 10-K for the fiscal year ending December 31, 2010. There were no prepayments due on the notes payable under this prepayment provision on April 30, 2012 and 2011. The remaining notes with $8,621 principal amount outstanding continue to be payable in five equal annual principal payments as described above.

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

At March 31, 2012, the maturity date for $48,759 of principal amount payable to the two former Great American Members is due on July 31, 2018, subject to annual prepayments based on the Company’s cash flows and other limitations as described above. The remaining $5,172 of principal amount payable to the Phantom Equityholders is due in three equal annual installments on July 31, 2012, 2013 and 2014.

Interest expense was $538 and $550 for the three months ended March 31, 2012 and 2011, respectively. In accordance with the Amendments to the notes payable, the current portion of the amended notes payable in the amount of $1,724 and the long-term portion of the amended notes payable in the amount of $52,207 has been recorded in the accompanying condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011. Accrued interest payable was $352 and $365 on the notes payable as of March 31, 2012 and December 31, 2011, respectively, and is included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

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

On October 8, 2009, GAGEE and GAG, LLC entered into a Forbearance Agreement effective as of September 27, 2009 (the “Forbearance Agreement”) with the Lenders and Garrison Loan Agency Services LLC (“Administrative Agent”), relating to the credit agreement, by and among GAGEE, as borrower, GAG, LLC, as guarantor, the Lenders and the Administrative Agent. Pursuant to the terms of the Forbearance Agreement, the Lenders agreed to forbear from exercising any of the remedies available to them under the credit agreement and the related security agreement until November 17, 2009, unless a forbearance default occurs, as specified in the Forbearance Agreement. Also, pursuant to the terms of the Forbearance Agreement, GAGEE agreed to hold an auction of the assets collateralizing GAGEE obligations under the credit agreement on or before November 3, 2009 and to use the sale proceeds to repay its obligations under the credit agreement. On November 3, 2009, the Company held an auction of the assets collateralizing GAGEE’s obligation. The sale of the assets at auction was subject to meeting the reserve prices and approval by the Lenders, and the auction did not result in the sale of any of the assets. In connection with the execution of the Forbearance Agreement, GAG, LLC made a payment of $1,200 on October 9, 2009, in full satisfaction of its guaranty under the credit agreement which reduced the principal amount of borrowings and interest due under the credit agreement.

On December 31, 2009, GAGEE entered into an amendment to credit agreement (the “First Amendment To Credit Agreement”) dated as of December 18, 2009 with Garrison Special Opportunities Fund LP and the Administrative Agent, whereby the Lender agreed to forebear from exercising any of the remedies available to them under the Forbearance Agreement and the related Security Agreement and to extend the maturity date of the Forbearance Agreement until November 18, 2010, unless a forbearance default occurs, as specified in the Amended Credit Agreement. Pursuant to the terms of the First Amendment To Credit Agreement and Second Amendment To Credit Agreement (collectively, the Amended Credit Agreement”), the interest rate was reduced from 20% to 0% and the Lender agreed to reimburse GAGEE for certain expenses from proceeds of the sale assets that collateralize the Amended Credit Agreement. The Forbearance Agreement expired on November 18, 2010. GAGEE entered into a Second Amendment to the credit agreement on May 9, 2011, which extended the maturity date of the note payable to November 19, 2011 with an interest rate of 0% through maturity (the “Second Amendment to the Credit Agreement”). The Second Amendment to the Credit Agreement also provided for the lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable. As a result of the delay in entering into the Second Amendment to the Credit Agreement, interest in the amount of $309 was accrued from the date of the expiration of the First Amendment to the Credit Agreement on November 18, 2010 to December 31, 2010 at an interest rate of 22% (the default rate). This accrued interest of $309 was reversed in the first quarter of 2011, as the Second Amendment to the Credit Agreement provides for 0% interest for that period, and reflected in the consolidated statement of operations as a reduction of interest expense. GAGEE entered into a Third Amendment to the Credit Agreement on March 19, 2012, which extended the maturity date of the note payable to December 31, 2012 with an interest rate of 0% through maturity. The Third Amendment to the Credit Agreement provides for the lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable. GAGEE has no assets other than those collateralizing the loan which is comprised of machinery and equipment with a carrying value of $6,713 and leased equipment with a carrying value of $4,602 that is included in goods held for sale or auction in the accompanying balance sheet at March 31, 2012. GAG, LLC has satisfied its obligation to pay the $1,200 guarantee and the credit agreement does not provide for other recourse against GAG, LLC. There was no interest expense in connection with this note payable during the three months ended March 31, 2012 and the reversal of interest expense of $309 in the first quarter of 2011 is reflected in the condensed consolidated statement of operations for the three months ended March 31, 2011 as a reduction of interest expense.

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

NOTE 9— INCOME TAXES

The Company’s (provision) benefit for income taxes consists of the following:

	Three Months Ended
	March 31,
	2012	2011
Current:
Federal	$-	$-
State	127	3
Total current provision	127	3

Deferred:
Federal	529	554
State	49	147
Total deferred provision	578	701
Total provision for income taxes	$705	$704

A reconciliation of the federal statutory rate of 34% for the three months ended March 31, 2012 and 2011 to the effective tax rate for income (loss) from operations before income taxes is as follows:

	Three Months Ended
	March 31,
	2012	2011

Provision for income taxes at federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	4.6	5.6
Tax differential on vesting of restricted stock	-	353.9
Other	1.2	2.0
Effective income tax rate	39.8%	395.5%

Deferred income tax assets (liabilities) consisted of the following:

	March 31,	December 31,
	2012	2011
Deferred tax assets:
Allowance for doubtful accounts	$152	$150
Goods held for sale or auction	1,070	1,049
Deductible goodwill	562	566
Accrued liabilities	1,107	934
Deferred revenue	281	221
Mandatorily redeemable noncontrolling interests	693	685
Note payable to Phantom Equityholders	1,853	1,830
Share based payments	67	67
Other	49	68
Net operating loss carryforward	8,552	9,394
Total deferred tax assets	$14,386	$14,964

As of December 31, 2011, the Company had federal net operating loss carryforwards of $22,386 and state net operating loss carryforwards of $21,737. The Company’s federal net operating loss carryforwards will expire in the tax year ending December 31, 2030 and the state net operating loss carryforwards will expire in 2031.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. As of March 31, 2012 and December 31, 2011, the Company believes that it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance.

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

NOTE 10— EARNINGS PER SHARE

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Basic common shares outstanding exclude 1,320,000 common shares that are held in escrow and subject to recall and 1,000,000 common shares issued to the AAMAC founders that were cancelled during the three months ended March 31, 2012 since certain earnings before interest, taxes, depreciation and amortization were not achieved for fiscal years 2009 to 2011 as defined in the Acquisition agreement. The 1,320,000 common shares issued to the former Great American members that are subject to recall upon the final settlement of claims for goods held for sale in connection with the Acquisition. Dilutive common shares outstanding includes contingently issuable shares that are currently in escrow and subject to release if the conditions for the final settlement of claims for goods held for sale in connection with the Acquisition was satisfied at the end of the respective periods.

Basic and diluted earnings (loss) per share was calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2012	2011

Net income (loss)	$1,067	$(526)

Weighted average shares outstanding:
Basic	28,681,609	28,360,875
Effect of dilutive potential common shares:
Restricted stock units and non-vested shares	-	-
Contingently issuable shares	853,001	-
Diluted	29,534,610	28,360,875

Basic income (loss) per share	$0.04	$(0.02)
Diluted income (loss) per share	$0.04	$(0.02)

NOTE 11— COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject to certain legal and other claims that arise in the ordinary course of its business. The Company does not believe that the results of these claims are likely to have a material effect on its condensed consolidated financial position or results of operations.

NOTE 12— RELATED PARTY TRANSACTIONS

On January 4, 2010, the Company loaned $2,706 to GAHA Fund I, a wholly-owned subsidiary of GARE, a joint venture 50% owned by the Company and 50% owned by Kelly Capital, LLC. GAHA Fund I was created to purchase land and a commercial building that was subsequently sold by GAHA Fund I in January 2011. The note receivable was collateralized by the land and commercial building which was purchased with the proceeds from the loan. The note receivable bore interest at a rate of 10% per annum. The principal balance on the note and all unpaid interest was paid by GAHA Fund I in January 2011. Interest income was $10 for the three months ended March 31, 2011 and is included in interest income in the accompanying condensed consolidated statement of operations.

On July 8, 2010, the Company loaned $3,224 to GARE for the purposes of investing in GAHA Fund II, LLC, a newly formed joint venture which is 50% owned by GARE. GAHA Fund II, LLC is a special purpose entity created to purchase non-performing distressed real estate loans at a discount to par from a financial institution and market the loans and real estate to third parties. The note receivable bears interest at a rate of 15% per annum and all unpaid principal and interest was originally due on July 8, 2011. In July 2011, the maturity date of the loan was extended and the interest rate was reduced to 8% per annum.  On December 29, 2011, additional funds in the amount of $620 were loaned to GARE and the note receivable was amended to increase the outstanding balance to $3,844 and extend the maturity date to July 31, 2012. Interest income was $77 and $120 for the three months ended March 31, 2012 and 2011, respectively, and is included in interest income in the accompanying consolidated statement of operations. The note receivable in the amount of $3,844 is included in note-receivable – related party and accrued interest receivable in the amount of $681 and $604 is included in prepaid expenses and other current assets as of March 31, 2012 and December 31, 2011, respectively, in the accompanying condensed consolidated balance sheet.

In accordance with the accounting guidance for consolidation of variable interest entities, the Company has determined that the subordinated financing arrangements in the form of notes receivable described above with GARE changes the status of the entities to VIE. The Company, in determining whether or not it is the primary beneficiary of GARE, considered the disproportionate capital contributions that are currently made by the Company, the voting interests of the members of GARE and each member’s ability to direct the activities of GARE. The Company determined it is not the primary beneficiary of the VIE since decisions to direct the operations of GARE are done jointly by the members of GARE and the Company does not have a disproportionate voting interest which allows it to exercise any rights or powers that would enable the Company to direct the activities of GARE that most significantly impact GARE’s economic performance. The accompanying condensed consolidated financial statements do not consolidate GARE. Income (loss) from GARE is accounted for under the equity method of accounting. The loss from the investment in GARE was $80 during the three months ended March 31, 2012 and income from the investment in GARE was $68 during the three months ended March 31, 2011, and is included in other income (loss) in the condensed consolidated statements of operations. At March 31, 2012, the maximum amount of loss exposure related to the VIE is equal to the carrying value of the respective note receivable – related party and accrued interest receivable described above.

NOTE 13— BUSINESS SEGMENTS

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

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended
	March 31,
	2012	2011
Auction and Liquidation reportable segment:
Revenues - Services and fees	$10,740	$7,824
Revenues - Sale of goods	2,420	813
Total revenues	13,160	8,637
Direct cost of services	(3,499)	(2,709)
Cost of goods sold	(2,149)	(908)
Selling, general, and administrative expenses	(3,777)	(2,678)
Depreciation and amortization	(116)	(39)
Segment income	3,619	2,303
Valuation and Appraisal reportable segment:
Revenues	6,160	5,179
Direct cost of revenues	(2,753)	(2,103)
Selling, general, and administrative expenses	(1,760)	(1,845)
Depreciation and amortization	(37)	(37)
Segment income	1,610	1,194
Consolidated operating income from reportable segments	5,229	3,497
Corporate and other expenses	(2,829)	(3,192)
Other expense	-	(4)
Interest income	79	137
Income (loss) from equity investment in Great American Real Estate, LLC	(80)	68
Interest expense	(627)	(328)
Income from operations before provision for income taxes	1,772	178
Provision for income taxes	(705)	(704)
Net income (loss)	$1,067	$(526)

Capital expenditures:
Auction and Liquidation segment	$29	$39
Valuation and Appraisal segment	36	-
Total	$65	$39

	As of	As of
	March 31,	December 31,
	2012	2011
Total assets:
Auction and Liquidation segment	$70,887	$68,182
Valuation and Appraisal segment	7,929	8,176
Total	$78,816	$76,358

NOTE 14— SUBSEQUENT EVENTS

On May 4, 2012, the Company invested $65 for a 40% interest in the common stock of Shoon Trading Limited (“Shoon”), a shoe retailer with operations in the United Kingdom. Shoon purchased the rights to operate the internet business and retail stores that were in administration in the United Kingdom. As part of the investment, the Company also loaned Shoon approximately $1,300 that is collateralized by retail inventory. The loan bears interest at LIBOR plus 6.0%, interest only payable monthly, with a maturity date of May 3, 2014. The Company also has the right to appoint a Chairman of Shoon. Together with the Company’s 40% investment in the common stock of Shoon and control of the majority of the board or directors, the Company is deemd to be the primary beneficiary of Shoon. As such, the Company will be required to consolidate the operations of Shoon and include the operations of Shoon in the Company’s condensed statement of operations from the date of the investment.

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

Overview

We are a leading provider of asset disposition and valuation and appraisal services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional service firms throughout the United States and Canada and more recently in the United Kingdom as a result of the expansion of our retail liquidation services in Europe in April 2009. We operate our business in two segments: auction and liquidation solutions and valuation and appraisal services. Our auction and liquidation segment seeks to assist clients in maximizing return and recovery rates through the efficient disposition of assets. Such assets include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property. Our valuation and appraisal services segment provides our clients with independent appraisals in connection with asset-based loans, acquisitions, divestitures and other business needs. These services are provided to a wide range of retail, wholesale and industrial companies, as well as lenders, capital providers, private equity investors and professional service firms throughout the United States, Canada, and the United Kingdom.

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

In April 2009, we expanded our operations into Europe by opening an office in the United Kingdom. In 2010, we hired a number of key employees to increase our presence and expand the operations of our retail liquidations solutions business throughout Europe to provide services to help retailers downsize through inventory liquidation and store closures in addition to providing appraisal and valuation services. During the quarter ended March 31, 2012, we generated approximately $5.2 million of revenues, an increase of $1.9 million, from the $3.3 million of revenues we generated from services and fees from appraisal and auction and liquidation services engagements in our European operations during the quarter ended March 31, 2011.

In January 2011, the Keen Consultants’ real estate team joined us and now operates as GA Keen Realty Advisors. This division provides real estate analysis, valuation and strategic planning services, brokerage, mergers and acquisition, auction services, lease restructuring services, and real estate capital market services as part of our auction and liquidation segment. GA Keen Realty Advisors offers its services to property owners, tenants, secured and unsecured creditors, attorneys, and financial advisors. Revenues generated from GA Keen Realty Advisors increased to $3.0 million during the quarter ended March 31, 2012 from no revenues during the quarter ended March 31, 2011 as the division was newly formed and just starting operations.

Historically, revenues from our auction and liquidation segment have comprised a significant amount of our total revenues and operating profits. During the three months ended March 31, 2012 and year ended December 31, 2011, revenues from our auction and liquidation segment were 68.1% and 64.1% of total revenues, respectively. During the three months ended March 31, 2011, revenues from our auction and liquidation segment were 62.5% of total revenues. Our total revenues in the auction and liquidation segment were $13.2 million during the three months ended March 31, 2012 of which $8.1 million, or 61.8% of this total, was generated from our activities in Europe and real estate advisory services performed by GA Keen Realty Advisors. Revenues we generate in the auction and liquidation segment vary significantly from quarter to quarter and have a significant impact on our operating results from period to period. Revenues from retail liquidation engagements in the United States and wholesale and industrial auctions were $4.9 million, or 36.9%, of total revenues during the three months ended March 31, 2012.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, allowance for doubtful accounts, goods held for sale or auction, goodwill and other intangible assets, share-based compensation and income taxes can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended March 31, 2012.

Results of Operations

The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Condensed Consolidated Statements of Operations

(dollars in thousands)

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Amount	%	Amount	%
Revenues:
Services and fees	$16,900	87.5%	$13,003	94.1%
Sale of goods	2,420	12.5%	813	5.9%
Total revenues	19,320	100.0%	13,816	100.0%

Operating expenses:
Direct cost of services	6,252	32.4%	4,812	34.8%
Cost of goods sold	2,149	11.1%	908	6.6%
Selling, general and administrative expenses	8,519	44.1%	7,791	56.4%
Total operating expenses	16,920	87.6%	13,511	97.8%
Operating income	2,400	12.4%	305	2.2%
Other income (expense):
Other expense	-	0.0%	(4)	0.0%
Interest income	79	0.3%	137	1.0%
Income (loss) from equity investment in Great American Real Estate, LLC	(80)	-0.4%	68	0.5%
Interest expense	(627)	-3.1%	(328)	-2.4%
Income (loss) from operations before provision for income taxes	1,772	9.2%	178	1.3%
Provision for income taxes	(705)	-3.7%	(704)	-5.1%
Net income (loss)	$1,067	5.5%	$(526)	-3.8%

Revenues. Total revenues increased $5.5 million, or 39.8%, to $19.3 million during the three months ended March 31, 2012 from $13.8 million during the three months ended March 31, 2011. The increase in revenues during the three months ended March 31, 2012 was primarily due to an increase in revenues in the auction and liquidation segment of $4.5 million and an increase in revenues in the valuation and appraisal services segment of $1.0 million as compared to the same period in 2011. The increase in revenues in the auction and liquidation segment in 2012 was primarily due (a) an increase in revenues from real estate advisory services of $3.0 million, from our GA Keen Realty Advisors division that was formed in January 2011; (b) an increase in revenues from $1.9 million from retail liquidation engagements which is primarily the result of an increase in revenues from our United Kingdom operations; and (c) an increase in revenues of $1.6 million from the sales of goods goods where we held title, offset by a decrease in revenues of $1.7 million in capital advisory fees performed by our GA Capital operations and a decrease in revenues of $0.3 million from the auction of wholesale and industrial equipment.  The increase in revenues of $1.0 million in the valuation and appraisal services segment was primarily due to an increase in revenues related to appraisals we perform for the monitoring of collateral for financial institutions, lenders, and private equity investors.

Revenue and Gross Margin by Segment

(dollars in thousands)

Auction and Liquidation Segment:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Amount	%	Amount	%
Revenues:
Services and fees	$10,740	81.6%	$7,824	90.6%
Sale of goods	2,420	18.4%	813	9.4%
Total revenues	13,160	100.0%	8,637	100.0%
Direct cost of services	3,499	26.6%	2,709	31.4%
Cost of goods sold	2,149	16.3%	908	10.5%
Total operating expenses	5,648	42.9%	3,617	41.9%
Gross margin	$7,512	57.1%	$5,020	58.1%

Gross margin services and fees	67.4%		65.4%
Gross margin sales of goods	11.2%		-11.7%

Revenues in the auction and liquidation segment increased $4.6 million, or 52.4%, to $13.2 million during the three months ended March 31, 2012 from $8.6 million during the three months ended March 31, 2011. Revenues from services and fees increased to $10.7 million during the three months ended March 31, 2012, an increase of $2.9 million, or 37.3%, from $7.8 million during the three months ended March 31, 2011. The increase in revenues from services and fees was primarily due to an increase in revenues from real estate advisory services of $3.0 million, from our GA Keen Realty Advisors division that was formed in January 2011; (b) an increase in revenues from $1.9 million from retail liquidation engagements which is primarily the result of an increase in revenues from our United Kingdom operations, offset by a decrease in revenues of $1.7 million in capital advisory fees performed by our GA Capital operations and a decrease in revenues of $0.3 million from the auction of wholesale and industrial equipment.  Revenues from gross sales of goods where we held title to the goods increased $1.6 million to $2.4 million during the three months ended March 31, 2012 from $0.8 million during the three months ended March 31, 2011. The increase in revenues from the sale of goods where we held title was primarily due to an increase in the volume of machinery and equipment we sell at wholesale and industrial auctions in 2012 as compare to the same period in 2011.

Gross margin in the auction and liquidation segment decreased to 57.1% of revenues during the three months ended March 31, 2012, as compared to 58.1% of revenues during the three months ended March 31, 2011. The decrease in the gross margin during the three months ended March 31, 2012 was primarily due to an increase in the number of fee and commission engagements where we bill fees and reimbursable costs and margins are historically lower than liquidation engagements where we provided a minimum recovery value for goods sold at bankruptcy liquidation sales.

Gross margin from the sales of goods where we held title was 11.2% during the three months ended March 31, 2012 as compared to (11.7%) during the three months ended March 31, 2011. The gross margin in 2012 was favorably impacted by the sale of machinery and equipment we sell at wholesale and industrial auctions which had higher profit margins in 2012 as compared to the same period in 2011.

Valuation and Appraisal Segment:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Amount	%	Amount	%

Revenues - Services and fees	$6,160	100.0%	$5,179	100.0%
Direct cost of services	2,753	44.7%	2,103	40.6%
Gross margin	$3,407	55.3%	$3,076	59.4%

Revenues in the valuation and appraisal segment increased $1.0 million, or 18.9%, to $6.2 million during the three months ended March 31, 2012 from $5.2 million during the three months ended March 31, 2011. The increase in revenues was primarily due to an increase in revenues related to appraisals we perform for the monitoring of collateral for financial institutions, lenders, and private equity investors.

Gross margins in the valuation and appraisal segment decreased to 55.3% of revenues during the three months ended March 31, 2012 as compared to 59.4% of revenues during the three months ended March 31, 2011. Gross margins were unfavorably impacted by an increase in headcount that resulted in an increase in salaries, wages and benefits in 2012 as compared to the same period in 2011.

Operating Expenses

Direct Costs of Services. Total direct costs of services increased $1.5 million, or 29.9%, to $6.3 million during the three months ended March 31, 2012 from $4.8 million during the three months ended March 31, 2011. Direct costs of services in the auction and liquidation segment increased $0.8 million, or 29.2%, to $3.5 million during the three months ended March 31, 2012 from $2.7 million during the three months ended March 31, 2011. The increase in expenses was primarily due to an increase in the number of fee and commission type engagements in 2012 where we contractually bill fees, commissions and reimbursable expenses as compared to the same period in 2011. Direct costs of services in the valuation and appraisal services segment increased $0.7 million, or 30.9%, to $2.8 million during the three months ended March 31, 2012 from $2.1 million during the three months ended March 31, 2011. The increase was primarily due to an increase in headcount which resulted in an increase in salaries, wages and benefits in 2012 as compared to the same period in 2011.

Cost of Goods Sold. Cost of goods sold increased $1.2 million to $2.2 million during the three months ended March 31, 2012 from $0.9 million during the three months ended March 31, 2011. As a percentage of gross sales of goods where we hold title to the goods, costs of goods sold was 88.8% during the three months ended March 31, 2012 as compared to 111.7% during the three months ended March 31, 2011. The increase in the gross margin on the sale of goods was primarily the result of the sale of machinery and equipment with higher gross margins sold at wholesale and industrial auctions in the three months ended March 31, 2012 as compared to the same period in 2011.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended March 31, 2011 and 2010 were comprised of the following:

Selling, General and Administrative Expenses by Segment

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011		Change
	Amount	%	Amount	%	Amount	%

Auction and liquidation	$3,893	45.7%	$2,717	34.8%	$1,176	43.3%
Valuation and appraisal	1,797	21.1%	1,882	24.2%	(85)	-4.5%
Corporate and other	2,829	33.2%	3,192	41.0%	(363)	-11.4%
Total selling, general & administrative expenses	$8,519	100.0%	$7,791	100.0%	$728	9.3%

Total selling, general and administrative expenses increased $0.7 million, or 9.3%, to $8.5 million during the three months ended March 31, 2012 from $7.8 million for the three months ended March 31, 2011. The increase in selling, general and administrative expenses was primarily due to an increase in selling, general and administrative expenses of $1.2 million in the auction and liquidation segment offset by a decrease in selling, general and administrative expenses in the valuation and appraisal segment of $0.1 million and a decrease of $0.4 million in corporate and other. Selling, general and administrative expenses in the auction and liquidation segment increased $1.2 million, or 43.3%, to $3.9 million during the three months ended March 31, 2012 from $2.7 million for the three months ended March 31, 2011. The increase was primarily due to an increase in payroll related expenses of $1.2 million as a result of profit sharing bonuses accrued during the quarter ended March 31, 2012 from the increase in profitability of our GA Keen Realty Advisors division and our European operations.

Selling, general and administrative expenses in the valuation and appraisal services segment decreased $0.1 million, or 4.5%, to $1.8 million during the three months ended March 31, 2012 from $1.9 million for the three months ended March 31, 2011. The decrease was primarily due to a decrease in headcount in administrative functions in the valuation and appraisal segment that resulted in a decrease in salaries and wages in 2012 as compared to the same period in 2011. Selling, general and administrative expenses for corporate and other decreased $0.4 million, or 11.4%, to $2.8 million during the three months ended March 31, 2012 from $3.2 million for the three months ended March 31, 2011. This decrease was primarily due to a decrease of $0.4 million in share based compensation expense related to consideration paid to the Phantom Equityholders in connection with the Acquisition on July 31, 2009 that was incurred during the three months ended March 31, 2011 and no corresponding expense was incurred during the three months ended March 31, 2012.

Other Income (Expense). Other income (expense) during each of the three month periods ended March 31, 2012 and 2011, was comprised of $0.1 million of interest income on our note receivable – related party as described in note 12 to our condensed consolidated financial statements. Other income (expense) also includes a loss of $0.1 million during the three months ended March 31, 2012 and income of $0.1 million during the three months ended March 31, 2011 from our 50% share of income generated from the operations of Great American Real Estate, LLC (“GARE”), a joint venture with Kelly Capital.

Interest Expense. Interest expense increased to $0.6 million during the three months ended March 31, 2012 from $0.3 million during the three months ended March 31, 2011. Interest expense in the three months ended March 31, 2012 was primarily due to a interest expense on the notes payable to the Great American Members and Phantom Equityholders. Interest expenses during the three months ended March 31, 2011 was primarily due to interest expense of $0.6 million on the notes payable to the Great American Members and Phantom Equityholders, offset by the reversal of interest expense of $0.3 million during the quarter that was accrued at December 31, 2010 on the note payable that is collateralized by machinery and equipment as more fully described in note 8 to the accompanying condensed consolidated financial statements. The reversal of interest expense was the result of the execution of the Second Amendment to Credit Agreement on the note payable that is collateralized by machinery and equipment during the first quarter of 2011.

Income Before Income Taxes. Income before income taxes was $1.8 million during the three months ended March 31, 2012, an increase of $1.6 million, as compared to income before income taxes of $0.2 million during the three months ended March 31, 2011. The increase in income before income taxes was primarily due to the increase in revenues and profits earned in 2012 as compared to the same period in 2011.

Net Income (Loss). Net income for the three months ended March 31, 2012 was $1.1 million compared to a net loss of $0.5 million during the three months ended March 31, 2011. The increase in net income during the three months ended March 31, 2012 was primarily due to the increase in revenues and profits earned during 2012 as compared to the same period in 2011.

Liquidity and Capital Resources

Our operations have been funded through a combination of operating profits generated from operations, borrowings under our revolving credit facility and existing cash on hand.. During the three months ended March 31, 2012 and year ended December 31, 2011, we generated net income of $1.1 million and $0.6 million, respectively. Our profitability is impacted by the number and size of retail liquidation engagements performed on a quarterly and annual basis. Our cash flow from operations is also impacted by the interest expense on the $53.9 million of subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders. We generated cash from operations during the three months ended March 31, 2012 of $7.4 million and used cash from operations of $2.0 million during the year ended December 31, 2011.

Effective July 31, 2011, we entered into individual amendments that increased the principal amount of the promissory notes with the two former Great American Members by an aggregate amount of $1.8 million of accrued interest that was originally due on July 31, 2011. The addition to the principal amount will accrue interest at the note rate of 3.75% and continue to be subject to annual prepayments based upon our cash flow and the maintenance of a minimum adjusted cash balance as provided in the notes prior to the capitalization of the accrued interest. As a result, the principal balance of the promissory notes to the two former Great American Members increased from an aggregate amount of $47.0 million to $48.8 million. The remaining $5.1 million of the $53.9 million of principal amount of the promissory notes is payable to the Phantom Equityholders with three equal annual debt service payments of principal in the amount of $1.7 million beginning July 31, 2012.

While we continue to monitor our expenses, we have expanded our operations in the United States with the formation of GA Keen Realty Advisors in January 2011 and continue to expand our operations in the United Kingdom. These business activities have increased our overall operating costs on an annual basis; however, these efforts contributed favorably to our operating results during the three months ended March 31, 2012 and year ended December 31, 2011.

As of March 31, 2012, we had $20.8 million of unrestricted cash and $1.6 million of borrowings outstanding on its revolving credit facility and no borrowings outstanding under the asset based credit facility. We believe that our current cash and cash equivalents, funds available under its asset based credit facility and cash expected to be generated from operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and service interest and principal payments due on our long term debt.

Cash Flow Summary

	Three Months Ended March 31,
	2012	2011

Net cash provided by (used in):
Operating activities	$7,508	$(162)
Investing activities	(401)	2,508
Financing activities	(1,479)	(526)
Effect of foreign currency on cash	144	2
Net increase in cash and cash equivalents	$5,772	$1,822

Cash provided by operating activities was $7.5 million for the three months ended March 31, 2012 compared to cash used in operating activities of $0.2 million in the same period in 2011. The increase in cash provided by operating activities in 2012 was primarily due to an increase in revenues and income from operations during the three months ended March 31, 2012 as compared to the same period in 2011. Net cash used in investing activities was $0.4 million for the three months ended March 31, 2012 compared to cash provided by investing activities of $2.5 million during the three months ended March 31, 2011. Net cash used in investing activities was primarily comprised of the purchase of property and equipment of $0.1 million and an increase in restricted cash of $0.3 million during the three months ended March 31, 2012 compared to net cash provided by investing activities in the prior year which was primarily comprised of proceeds from the collection of principal balance on the note receivable – related party in the amount of $2.7 million offset by the use of cash of $0.2 million due to an increase in restricted cash and purchase of property and equipment. Cash used in financing activities was $1.5 million for the three months ended March 31, 2012 compared to cash used in financing activities of $0.5 million during the three months ended March 31, 2011. Cash used in financing activities in 2012 consisted of $0.4 million for the repayment of borrowings under our revolving line of credit and note payable and $1.1 million of distributions to noncontrolling interests.

Credit Agreements

From time to time, we utilize our asset based credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. We are permitted to borrow up to $100.0 million under the credit facility; however, borrowings under the credit facility are only made at the discretion of the lender. The base rate for the credit facility is the greater of (i) the Wells Fargo prime rate, (ii) LIBOR plus 1.00% and (iii) the Federal Funds Effective Rate plus 0.50%. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. We typically seek borrowings on an engagement-by- engagement basis. The credit facility expires in July 2013; however, borrowings under the credit facility are generally required to be repaid within 180 days. At March 31, 2012 and December 31, 2011, there was no outstanding balance under the credit facility for borrowing or outstanding letters of credit.

On May 29, 2008, Great American Group Energy Equipment, LLC (“GAGEE”) entered into a credit agreement to finance the purchase of oil rigs and other equipment related to the oil exploration business to be sold at auction or liquidation. Under the original credit agreement, the principal amount of the loan was $12.0 million and borrowings bear interest at a rate of 20% per annum. The loan is collateralized by the oil rigs and other equipment related to the oil exploration business that was purchased with the proceeds from the loan. GAGEE is required to make principal and interest payments from proceeds from the sale of the oil rigs and other equipment related to the oil exploration business. GAGEE is a special purpose entity created to purchase the oil rigs and other equipment related to the oil exploration business, whose assets consist only of the oil rigs and other equipment related to the oil exploration business in question and whose liabilities are limited to the lenders’ note and certain operational expenses related to this transaction. GAGEE entered into a forbearance agreement with the lenders and administrative agent effective September 27, 2009 and an amendment to the credit agreement effective December 18, 2009. Pursuant to the terms of the amendment, the interest rate was reduced from 20% to 0% and the lender agreed to reimburse GAGEE for certain expenses from proceeds of the sale of assets that collateralize the amended credit agreement. The forbearance agreement expired on November 18, 2010. GAGEE entered into further amendments, the most recent Third Amendment to the Credit Agreement dated March 19, 2012, which extended the maturity date of the note payable to December 31, 2012 with an interest rate of 0% through maturity. The Third Amendment to the Credit Agreement also provided for the lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable.

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

Accounts Receivable Line of Credit

On May 17, 2011, one of our majority owned subsidiaries entered into an Accounts Receivable Line of Credit with a finance company. The Accounts Receivable Line of Credit is collateralized by the accounts receivable of our majority owned subsidiary and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Accounts Receivable Line of Credit, with maximum borrowings not to exceed $2.0 million. The interest rate under the Accounts Receivable Line of Credit is the prime rate plus 2%, payable monthly in arrears. The Accounts Receivable Line of Credit was originally scheduled to expire on May 16, 2012; however, the Accounts Receivable Line of Credit was amended effective February 3, 2012 and the expiration date was extended to February 3, 2013 and the maximum borrowings allowed was increased from $2.0 million to $3.0 million. The maturity date may be extended for successive periods equal to one year, unless our majority owned subsidiary gives the finance company written notice of its intent to terminate the Accounts Receivable Line of Credit at least thirty days prior to the maturity date of the Accounts Receivable Line of Credit. The finance company has the right to terminate the Accounts Receivable Line of Credit at its sole discretion upon giving sixty days’ prior written notice. In connection with the Accounts Receivable Line of Credit, GAG, LLC entered into a limited continuing guaranty of our majority owned subsidiary’s obligations under the Accounts Receivable Line of Credit. Borrowings outstanding under the Accounts Receivable Line of Credit were $1.6 million and $1.9 million at March 31, 2012 and December 31, 2011, respectively.

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

As of March 31, 2012 and December 31, 2011, there was $48.8 million in aggregate principal amount outstanding owed to the Great American Members, all of which accrues interest at 3.75%. As of March 31, 2012 and December 31, 2011, there was $5.1 million in aggregate principal amount outstanding payable to the Phantom Equityholders. Of this amount, $52.0 million accrues interest at 3.75% and $1.9 million accrues interest at 12.0%.

Off Balance Sheet Arrangements

On July 8, 2010, the Company loaned $3.2 million to GARE for the purposes of investing in GAHA Fund II, LLC, a newly formed joint venture which is 50% owned by GARE. GAHA Fund II, LLC is a special purpose entity created to purchase non-performing distressed real estate loans at a discount to par from a financial institution and market the loans and real estate to third parties. The note receivable bears interest at a rate of 15% per annum and all unpaid principal and interest was originally due on July 8, 2011. In July 2011, the maturity date of the loan was extended and the interest rate was reduced to 8% per annum.  On December 29, 2011, additional funds in the amount of $0.6 million were loaned to GARE and the note receivable was amended to increase the outstanding balance to $3.8 million and extend the maturity date to July 31, 2012. Interest income was $0.1 million for the three months ended March 31, 2012 and is included in interest income in the accompanying condensed consolidated statement of operations. The note receivable in the amount of $3.8 million is included in note-receivable – related party and accrued interest receivable in the amount of $0.7 million is included in prepaid expenses and other current assets as of March 31, 2012 in the accompanying condensed consolidated balance sheet.

Other than with respect to our arrangements with GAHA Fund II and GARE, as further described in Note 13 “Related Party Transactions” to our condensed consolidated financial statements, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements and do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, established for the purpose of facilitating off-balance sheet arrangements. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

New Accounting Standards

See Note 2—”Summary of Significant Accounting Policies” to condensed consolidated financial statements for information regarding new accounting guidance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of our fiscal quarter ended March 31, 2012. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

Our revenues and results of operations fluctuate significantly from quarter to quarter, due to a number of factors. These factors include, but are not limited to, the following:

•	our ability to attract new clients and obtain additional business from our existing client base;

•	the number, size and timing of our engagements;

•	the extent to which we acquire assets for resale, or guarantee a minimum return thereon, and our ability to resell those assets at favorable prices;

•	variability in the mix of revenues from the auction and liquidation solutions business and the valuation and appraisal services business;

•	the rate of growth of new service areas, including the new real estate services divisions and international expansion;

•	the types of fees we charge clients, or other financial arrangements we enter into with clients; and

•	changes in general economic and market conditions.

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

Although we were profitable during the three months ended March 31, 2012 and year ended December 31, 2011, we incurred a net loss during year ended December 31, 2010. Our operations in 2010 were impacted by fewer liquidation engagements during the year as economic conditions for retailers and credit markets improved. Revenues in our auction and liquidation segment were $21.0 million during the year ended December 31, 2010 as compared to $40.8 million during the years ended December 31, 2011. Our profitability in each reporting period is impacted by the number and size of retail liquidation engagements we perform on a quarterly or annual basis. It is possible that we will experience losses with respect to our current operations as we continue to expand our operations. In addition, we expect that our operating expenses will increase to the extent that we grow our business. We may not be able to generate sufficient revenues to maintain profitability.

Our substantial level of indebtedness may make it difficult for us to satisfy our debt obligations and may adversely affect our ability to obtain financing for working capital, capitalize on business opportunities or respond to adverse changes in our industry.

In connection with the consummation of the Acquisition on July 31, 2009, we issued subordinated unsecured promissory notes in the principal amount of $55.6 million payable to the Great American Members and the Phantom Equityholders, which includes our Chairman and Vice Chairman who own or control, in the aggregate, 10,560,000 shares of our common stock or 34.4% of our outstanding common stock as of March 31, 2012. As of March 31, 2012, an aggregate principal amount of $53.9 million remains outstanding on the promissory notes. We have entered into amendments and waivers with the Great American Members and certain of the Phantom Equityholders that reduce the interest rate of the notes, defer interest payments and, with respect to the Great American Members, extend the maturity date of the notes and increase the principal amount payable by the amount of accrued but unpaid interest under the notes. As of March 31, 2012, an aggregate principal amount of $48.8 million remains in notes outstanding to the Great American Members. These notes have an interest rate of 3.75% and a maturity date of July 31, 2018 (subject to annual principal payments based upon our cash flow, with certain limitations). As of March 31, 2012, there is an aggregate principal amount of $5.1 million in notes outstanding payable to the Phantom Equityholders. Of this amount, $52.0 million have an interest rate of 3.75% and $1.9 million have an interest rate of 12.0%.

However, despite these amendments to the promissory notes we may not have sufficient funds available to make payments of interest or principal on the promissory notes in the future, and we may be unable to obtain further waivers or amendments from the noteholders. If we are required to make such payments, we may be required to use funds that would otherwise be required to operate our business, which could have a material impact on our business and financial results. This indebtedness could have material consequences for our business, operations and liquidity position, including the following:

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

Our executive officers, directors and their affiliates own or control, in the aggregate, approximately 40.6% of our outstanding common stock as of March 31, 2012. In particular, our Chairman and Vice Chairman own or control, in the aggregate, 10,560,000 shares of our common stock or 34.4% of our outstanding common stock as of March 31, 2012. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Item 4. Mine Safety Disclosures.

Not applicable.

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

Great American Group, Inc.

Date: May 15, 2012	By:	/s/ Paul S. Erickson

Name: Paul S. Erickson
Title: Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1*†	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
†	These exhibits are being “furnished” and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.
#	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.