Form 10-Q
period 2012-06-30
Great American Group, Inc.
filed 2012-08-14
CIK 1464790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
Or

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
__________________

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

As of August 10, 2012, there were 30,002,975 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Great American Group, Inc.

Quarterly Report on Form 10-Q

For The Quarter Ended June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,435	$15,034
Restricted cash	100	—
Accounts receivable, net	5,816	7,482
Advances against customer contracts	4,917	5,276
Inventory	2,331	—
Goods held for sale or auction	10,286	12,934
Loan receivable	779	8,306
Note receivable - related party	3,750	3,844
Deferred income taxes	4,895	4,460
Prepaid expenses and other current assets	961	1,110
Total current assets	57,270	58,446
Property and equipment, net	960	916
Goodwill	5,688	5,688
Other intangible assets, net	140	140
Deferred income taxes	9,915	10,504
Other assets	1,022	664
Total assets	$74,995	$76,358
Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$11,703	$13,718
Auction and liquidation proceeds payable	625	18
Mandatorily redeemable noncontrolling interests	2,562	3,408
Revolving credit facility	2,044	1,942
Current portion of long-term debt	1,724	1,724
Note payable	9,577	11,555
Current portion of capital lease obligation	28	29
Total current liabilities	28,263	32,394
Capital lease obligation, net of current portion	—	13
Long-term debt, net of current portion	52,207	52,207
Total liabilities	80,470	84,614
Commitments and contingencies
Great American Group, Inc. stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 135,000,000 shares authorized; 30,002,975 and 31,001,609 issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	4	4
Additional paid-in capital	3,082	3,177
Retained earnings (deficit)	(9,504)	(11,190)
Accumulated other comprehensive income (loss)	16	(247)
Total Great American Group, Inc. stockholders' equity (deficit)	(6,402)	(8,256)
Noncontrolling interests	927	—
Total equity (deficit)	(5,475)	(8,256)
Total liabilities and equity (deficit)	$74,995	$76,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues:
Services and fees	$13,298	$9,569	$30,198	$22,572
Sale of goods	6,353	262	8,773	1,075
Total revenues	19,651	9,831	38,971	23,647
Operating expenses:
Direct cost of services	5,001	3,479	11,253	8,291
Cost of goods sold	4,128	405	6,277	1,313
Selling, general and administrative expenses	9,758	8,160	18,277	15,951
Total operating expenses	18,887	12,044	35,807	25,555
Operating income (loss)	764	(2,213)	3,164	(1,908)
Other income (expense):
Other expense	—	(6)	—	(10)
Interest income	77	153	156	290
Income (loss) from equity investment in Great American Real Estate, LLC	(40)	(416)	(120)	(348)
Gain from bargain purchase	1,366	—	1,366	—
Interest expense	(646)	(625)	(1,273)	(953)
Income (loss) before income taxes	1,521	(3,107)	3,293	(2,929)
(Provision) benefit for income taxes	(57)	858	(762)	154
Net income (loss)	1,464	(2,249)	2,531	(2,775)
Net income attributable to noncontrolling interests	845	—	845	—
Net income (loss) attributable to Great American Group, Inc.	$619	$(2,249)	$1,686	$(2,775)

Basic income (loss) per share	$0.02	$(0.08)	$0.06	$(0.10)
Diluted income (loss) per share	$0.02	$(0.08)	$0.06	$(0.10)

Weighted average basic shares outstanding	28,682,975	28,460,392	28,682,292	28,410,908
Weighted average diluted shares outstanding	29,599,424	28,460,392	29,598,741	28,410,908

Comprehensive income (loss):
Net income (loss)	$1,464	$(2,249)	$2,531	$(2,775)
Other comprehensive income (loss):
Change in cumulative translation adjustment	52	(110)	263	(130)
Other comprehensive income (loss), net of tax	52	(110)	263	(130)
Total comprehensive income (loss)	1,516	(2,359)	2,794	(2,905)
Comprehensive income attributable to noncontrolling interests	(845)	—	(845)	—
Comprehensive income attributable to Great American Group, Inc.	$671	$(2,359)	$1,949	$(2,905)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity (Deficit)

For the Six Months Ended June 30, 2012 and 2011

(Unaudited)

(Dollars in thousands)

							Accumulated
					Additional	Retained	Other		Total
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Interests	(Deficit)

Balance, January 1, 2011	—	$—	30,559,036	$4	$2,878	$(11,792)	$7	$—	$(8,903)
Net loss for the six months ended June 30, 2011						(2,775)			(2,775)
Foreign currency translation adjustment							(130)		(130)
Vesting of restricted stock, net of shares withheld for employment taxes			241,298		(108)				(108)
Share based compensation					421				421
Balance, June 30, 2011	—	$—	30,800,334	$4	$3,191	$(14,567)	$(123)	$—	$(11,495)

Balance, January 1, 2012	—	$—	31,001,609	$4	$3,177	$(11,190)	$(247)	$—	$(8,256)
Net income for the six months ended June 30, 2012						1,686		845	2,531
Foreign currency translation adjustment							263		263
Formation of noncontrolling interests								78	78
Cancellation of founders contingent shares held in escrow			(1,000,000)						-
Purchase of noncontrolling interest in subsidiary					(95)				(95)
Changes in noncontrolling interests								4	4
Adjustment from restricted stock awards			1,366						-
Balance, June 30, 2012	—	$—	30,002,975	$4	$3,082	$(9,504)	$16	$927	$(5,475)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$2,531	$(2,775)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	410	439
Impairment of goods held for sale or auction	122	–
Share-based payments	–	421
Effect of foreign currency on operations	405	(118)
Non-cash interest	(3)	(580)
Loss (income) from equity investment in Great American Real Estate, LLC	120	416
Gain from bargain purchase	(1,366)	–
Loss on disposal of assets	2	3
Deferred income taxes	154	(159)
Income allocated to mandatorily redeemable noncontrolling interests	992	1,393
Change in operating assets and liabilities:
Accounts receivable and advances against customer contracts	2,025	894
Inventory	1,421	–
Goods held for sale or auction	2,431	665
Loan receivable	7,527	–
Prepaid expenses and other assets	(206)	(388)
Accounts payable and accrued expenses	(3,233)	(1,949)
Auction and liquidation proceeds payable	607	(1,405)
Net cash provided by (used in) operating activities	13,939	(3,143)
Cash flows from investing activities:
Acquisition of business	(1,246)	–
Purchase of noncontrolling interest in subsidiary	(95)	–
Purchases of property and equipment	(297)	(233)
Decrease in note receivable - related party	94	2,706
Increase in note receivable	–	(2,409)
Equity investment in Great American Real Estate, LLC	(120)	(156)
Increase in restricted cash	(100)	–
Net cash used in investing activities	(1,764)	(92)
Cash flows from financing activities:
Repayments of capital lease obligations	(14)	(13)
Proceeds from revolving line of credit	102	2,290
Repayments of notes payable	(1,978)	–
Payment of employment taxes on vesting of restricted stock	–	(108)
Proceeds from formation of noncontrolling interests	78	–
Distribution to noncontrolling interests	(1,824)	(1,612)
Net cash (used in) provided by financing activities	(3,636)	557
Increase (decrease) in cash and cash equivalents	8,539	(2,678)
Effect of foreign currency on cash	(138)	(12)
Net increase (decrease) in cash and cash equivalents	8,401	(2,690)
Cash and cash equivalents, beginning of period	15,034	20,080
Cash and cash equivalents, end of period	$23,435	$17,390
Supplemental disclosures:
Interest paid	$1,275	$193
Taxes paid	278	–

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

NOTE 1—ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Great American Group, Inc. and its subsidiaries (collectively the “Company”) provide asset disposition and valuation and appraisal services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional service firms throughout the Unites States, Canada, and the United Kingdom. The Company operates in three operating segments: auction and liquidation services (“Auction and Liquidation”), valuation and appraisal services (“Valuation and Appraisal”) and UK retail store operations (“UK Retail Stores”). These services are provided to a wide range of retail, wholesale and industrial companies, as well as lenders, capital providers, private equity investors and professional service firms throughout the United States, United Kingdom and Canada. In the Auction and Liquidation segment, the Company provides auction and liquidation services to help clients dispose of assets, real estate services and capital advisory services. Such assets include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property. In the Valuation and Appraisal segment, the Company provides valuation and appraisal services to clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs. In the UK Retail Stores segment, we operate eleven shoe stores located in the United Kingdom as a result of the acquisition of the net assets of the former Shoon retail stores as more fully described in Note 13. From time to time, the Company will conduct auction and liquidation services with third parties through collaborative arrangements.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Liquidity Matters

Over the past years, the Company’s growth has been funded through a combination of profits generated from operations and more recently from proceeds received from the reverse merger with Alternative Asset Management Acquisition Corp. (“AAMAC”) on July 31, 2009. During the six months ended June 30, 2012 and year ended December 31, 2011, the Company generated net income of $1,686 and $602, respectively. The Company’s profitability is impacted by the number and size of retail liquidation engagements performed on a quarterly and annual basis. As economic conditions and credit markets have improved for retailers, the number of large retail liquidation engagements in the auction and liquidation industry has decreased from historical levels. These factors, in addition to the interest expense on the $53,931 of subordinated, unsecured promissory notes payable to Andy Gumaer and Harvey Yellen, the two former members of Great American Group, LLC (the “Great American Members”), both of whom are executive officers and directors of the Company and certain members of senior management of Great American Group, LLC (“GAG, LLC”) who were participants in a deferred compensation plan (the “Phantom Equityholders”), resulted in the net use of $2,045 of cash from operations during the year ended December 31, 2011.

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

As of June 30, 2012, the Company had $23,435 in cash, $2,044 of borrowings outstanding on its revolving credit facility and no borrowings outstanding under the asset based credit facility. The Company believes that its current cash and cash equivalents, funds available under its asset based credit facility and cash expected to be generated from operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. The Company continues to monitor its financial performance to ensure sufficient liquidity to fund operations.

(b)	Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of Great American Group, Inc. and its wholly-owned and majority-owned subsidiaries. The condensed consolidated financial statements also include the accounts of the variable interest entity discussed in Note 13 where the Company determined it is the primary beneficiary and has control of the board of directors. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 31, 2012. The results of operations for the six months ended June 30, 2012, are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

(c)	Revenue Recognition

Revenues are recognized in accordance with the accounting guidance when persuasive evidence of an arrangement exists, the related services have been provided, the fee is fixed or determinable, and collection is reasonably assured.

Revenues in the Valuation and Appraisal segment are primarily comprised of fees for valuation and appraisal services. Revenues are recognized upon the delivery of the completed services to the related customers and collection of the fee is reasonably assured. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs which totaled $681 and $622 for the three months ended June 30, 2012 and 2011, respectively, and $1,297 and $1,190 for the six months ended June 30, 2012 and 2011, respectively.

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

Commission and fees earned on the sale of goods at auction and liquidation sales are recognized when evidence of an arrangement exists, the sales price has been determined, title has passed to the buyer and the buyer has assumed the risks of ownership and collection is reasonably assured. The commission and fees earned for these services are included in revenues in the accompanying condensed consolidated statement of operations. Under these types of arrangements, revenues also include contractual reimbursable costs which totaled $1,654 and $385 for the three months ended June 30, 2012 and 2011, respectively, and $2,475 and $1,332 for the six months ended June 30, 2012 and 2011, respectively.

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

Revenues from the sale of goods are recorded gross and are recognized in the period in which the sale of goods held for sale or auction are completed, title to the property passes to the purchaser and the Company has fulfilled its obligations with respect to the transaction. These revenues are primarily the result of the Company acquiring title to merchandise with the intent of selling the items at auction or for augmenting liquidation sales. Revenues from the sale of goods also include revenue from sales at our retail stores at the point of sale that we operate in the United Kingdom.

Fees earned from real estate services and the origination of loans where the Company provides capital advisory services are recognized in the period earned, the fee is fixed and determinable and collection is reasonably assured.

In the normal course of business, the Company will enter into collaborative arrangements with other merchandise liquidators to collaboratively execute auction and liquidation contracts. The Company’s collaborative arrangements specifically include contractual agreements with other liquidation agents in which the Company and such other liquidation agents actively participate in the performance of the liquidation services and are exposed to the risks and rewards of the liquidation engagement. The Company’s participation in collaborative arrangements including its rights and obligations under each collaborative arrangement can vary. Revenues from collaborative arrangements are recorded net based on the proceeds received from the liquidation engagement. Amounts paid to participants in the collaborative arrangements are reported separately as direct costs of revenues. Revenue from collaborative arrangements in which the Company is not the majority participant is recorded net based on the Company’s share of proceeds received. There were $777 of revenues and $662 of direct cost of services subject to collaborative arrangements during the three months ended June 30, 2012 and $1,520 of revenues and $982 of direct cost of services subject to collaborative arrangements during the six months ended June 30, 2012. There were $584 of revenues and $459 of direct cost of services subject to collaborative arrangements during the three months ended June 30, 2011 and $1,804 of revenues and $1,130 of direct cost of services subject to collaborative arrangements during the six months ended June 30, 2011.

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

Revenues from financing activities in the United Kingdom from one loan represented 17.7% and 10.7% of total revenues during the three and six months ended June 30, 2012, respectively. Revenues from one real estate services contract represented 5.3% of total revenues during the six months ended June 30, 2012 and revenues from one liquidation service contract in the United Kingdom represented 6.7% of total revenues during the six months ended June 30, 2011. Total revenues in the Valuation and Appraisal segment and the Auction and Liquidation segment are primarily generated in the United States.

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

The Company maintains deposits in accounts under the control of a financial institution as collateral for letters of credit relating to liquidation engagements in connection with the $100,000 credit facility described in Note 6 and restricted cash related to proceeds received from the assets that collateralize the $9,577 note payable described in Note 8. As of June 30, 2012, the $100 of restricted cash related to proceeds received from the assets that collateralize the $9,577 note payable.

(i)	Accounts Receivable

Accounts receivable represents amounts due from the Company’s valuation and appraisal customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. There was no bad debt expense during the six months ended June 30, 2012 and 2011. Bad debt expense is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

(j)	Advances Against Customer Contracts

Advances against customer contracts represent advances of contractually reimbursable expenses incurred prior to, and during the term of the liquidation services contract. These advances are charged to expense in the period that revenue is recognized under the contract.

(k)	Inventory

Inventory consists of merchandise inventories valued at the lower of cost or market. The cost of merchandise inventories are based upon an average cost methodology. Our decisions to write-down our merchandise inventories are based on their current rate of sale, the age of the inventory, the profitability of the inventory and other factors. The inventory reserve also includes inventory whose estimated market value is below cost and an estimate for inventory shrinkage. At June 30, 2012, the inventory reserve was $25 for shrinkage and reserve for anticipated losses for the period.

(l)	Goods Held for Sale or Auction

Goods held for sale or auction are stated at the lower of cost, determined by the specific-identification method, or market.

(m)	Loan Receivable

The loan receivable in the amount of $779 and $8,306 at June 30, 2012 and December 31, 2011, respectively, is stated at amortized cost and consists of a loan acquired from an investment bank at a discount from face value that provided financing to a retail company with operations in the United Kingdom. Income is recognized using the effective interest method and the discount is amortized to income over the stated term of the loan receivable. Financing revenues earned from the loan receivable totaled $3,576 and $4,254 during the three and six months ended June 30, 2012 and includes interest income of $331 and $552 and amortization of discount on the loan receivable of $3,245 and $3,702 during the three and six months ended June 30, 2012, respectively. There were no financing revenues earned during the three and six months ended June 30, 2011. These revenues from financing activities are included in revenues from services and fees in the auction and liquidation segment in the condensed consolidated statement of operations.

(n)	Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation and amortization expense was $161 and $185 for the three months ended June 30, 2012 and 2011, respectively, and $315 and $358 for the six months ended June 30, 2012 and 2011, respectively.

(o)	Fair Value Measurements

On January 1, 2009, the Company adopted the new accounting guidance and all other guidance related to fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

The Company records mandatorily redeemable noncontrolling interests that were issued after November 5, 2003 at fair value with fair value determined in accordance with the Accounting Standards Codification (“ASC”). The following table below presents information about the Company’s mandatorily redeemable noncontrolling interests that are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 which are categorized using the three levels of fair value hierarchy. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following tables present information on the liabilities measured and recorded at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.

	Financial Assets Measured at Fair Value on a
	Recurring Basis at June 30, 2012, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	June 30,	identical assets	inputs	inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,071	$-	$-	$2,071
Total liabilities measured at fair value	$2,071	$-	$-	$2,071

	Financial Assets Measured at Fair Value on a
	Recurring Basis at December 31, 2011, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,882	$-	$-	$2,882
Total liabilities measured at fair value	$2,882	$-	$-	$2,882

The Company determined the fair value of mandatorily redeemable noncontrolling interests described above based on the issuance of similar interest for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports prepared by outside specialists. The amount reported at fair value at June 30, 2012 and December 31, 2011 also includes the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis. There was no change in the fair value measurement of the noncontrolling interests during the six months ended June 30, 2012. The decrease in the fair value of $811 during the six months ended June 30, 2012 presented in the table above reflects the change in undistributed earnings attributable to the noncontrolling interest during such period. At June 30, 2012, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

The accompanying condensed consolidated balance sheets do not include fiduciary funds, which are held by the Company on behalf of clients in connection with the administration of loans in the performance of capital advisory services. There were no funds held by the Company on behalf of clients at June 30, 2012 and there was $906 of funds held on behalf of clients at December 31, 2011. These funds were disbursed in accordance with the respective loan administration agreements subsequent to the balance sheet date.

(q)	Recent Accounting Pronouncements

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

NOTE 3— ACCOUNTS RECEIVABLE

The components of accounts receivable, net, include the following:

	June 30,	December 31,
	2012	2011

Accounts receivable	$6,009	$7,829
Unbilled receivables	231	77
Total accounts receivable	6,240	7,906
Allowance for doubtful accounts	(424)	(424)
Accounts receivable, net	$5,816	$7,482

Additions and changes to the allowance for doubtful accounts consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Balance, beginning of period	$424	$15	$424	$15
Add: Additions to reserve	-	-	-	-
Less: Write-offs	-	-	-	-
Less: Recoveries	-	-	-	-
Balance, end of period	$424	$15	$424	$15

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

NOTE 4— GOODS HELD FOR SALE OR AUCTION

	June 30,	December 31,
	2012	2011

Machinery and equipment	$6,606	$10,189
Leased equipment	2,820	1,781
Aircraft parts and other	860	964
Total	$10,286	$12,934

Goods held for sale or auction includes machinery and equipment, leased equipment with a carrying value of $2,867 and $2,000, net of accumulated depreciation of $48 and $219 as of June 30, 2012 and December 31, 2011, respectively, and aircraft parts and other. Machinery and equipment is primarily comprised of oil rigs with a carrying value of $6,430 and $9,737 as of June 30, 2012 and December 31, 2011, respectively, and includes a lower of cost or market adjustment of $1,087. The leased equipment consists of one oil rig at June 30, 2012 pursuant to a lease that was executed during the first quarter of 2012. The oil rig at December 31, 2011 with a net book value of $1,781 was sold during the second quarter of 2012. The oil rig is depreciated over a period of 15 years which approximates their useful life. Aircraft parts and other is primarily comprised of aircraft parts with a carrying value of $860 and $964 which includes a lower of cost or market adjustment of $723 and $627 as of June 30, 2012 and December 31, 2011, respectively. The total amount recorded by the Company for a lower-of-cost or market adjustment for goods held for sale or auction was $101 and $122 during the three and six months ended June 30, 2012, respectively. The Company had recorded deferred revenue of $624 at December 31, 2011 that was applied to the purchase option in accordance with the lease agreement upon the sale of the oil rig in the second quarter of 2012 and recognized as revenue and included in the revenue - sale of goods in the condensed consolidated statement of operations.

Machinery and equipment with a carrying value of $6,430 and leased equipment with a carrying value of $2,820 serve as collateral for the $9,577 note payable as of June 30, 2012 as more fully described in Note 8.

NOTE 5— GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $5,688 is comprised of $1,975 of goodwill in the Auction and Liquidation segment and $3,713 of goodwill in the Valuation and Appraisal segment at June 30, 2012. There have been no changes to the carrying amount of goodwill since December 31, 2007.

Other intangible assets with finite lives include customer relationships which are being amortized over their estimated useful lives of 6 years. Other intangible assets include customer relationships of $970 and accumulated amortization of $970 and trademarks of $140 which have been identified as an indefinite lived intangible asset that is not being amortized at June 30, 2012 and December 31, 2011. Amortization expense was $40 and $81 for the three and six months ended June 30, 2011, respectively. There was no amortization expense for six months ended June 30, 2012.

NOTE 6— CREDIT FACILITIES

The Company has a $100,000 asset based credit facility with a financial institution that expires on July 16, 2013. The asset based credit facility can be used for borrowings and letter of credit obligations up to the aggregate amount of $100,000. The base rate on the credit facility is the greater of (1) the Wells Fargo prime rate; (2) the LIBOR plus 1.00% and (3) the Federal Funds Effective Rate plus 0.50%.  On December 8, 2010, the credit agreement was amended and restated to allow for borrowings by the Company’s wholly owned subsidiary in the United Kingdom. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The credit facility also provides for success fees in the amount of 5% to 20% of the profits earned on the liquidation contract, if any, as defined in the credit facility. Interest expense totaled $15 (including success fee of $15) for the six months ended June 30, 2011. There was no outstanding balance for cash borrowings or letters of credit obligations under this credit facility at June 30, 2012 and December 31, 2011.

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

On May 17, 2011, GAAV entered into a Loan and Security Agreement (Accounts Receivable Line of Credit) (the “Line of Credit”) with BFI Business Finance (“BFI”). The Line of Credit is collateralized by the accounts receivable of GAAV and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Line of Credit, with maximum borrowings not to exceed $2,000. The interest rate under the Line of Credit is the prime rate plus 2%, payable monthly in arrears. The Line of Credit was originally scheduled to expire on May 16, 2012; however, the Line of Credit was amended effective February 3, 2012 and the expiration date was extended to February 3, 2013 and the maximum borrowings allowed was increased from $2,000 to $3,000. The maturity date may be extended for successive periods equal to one year, unless GAAV gives BFI written notice of its intent to terminate the Line of Credit at least thirty days prior to the maturity date of the Line of Credit. BFI has the right to terminate the Line of Credit at its sole discretion upon giving sixty days’ prior written notice to GAAV. In connection with the Line of Credit, GAG, LLC entered into a limited continuing guaranty of GAAV’s obligations under the Line of Credit. Interest expense totaled $32 and $15 for the three months ended June 30, 2012 and 2011, respectively, and $70 and $15 for the six months ended June 30, 2012 and 2011, respectively.

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

At June 30, 2012, the maturity date for $48,759 of principal amount payable to the two former Great American Members is due on July 31, 2018, subject to annual prepayments based on the Company’s cash flows and other limitations described above. The remaining $5,172 of principal amount payable to the Phantom Equityholders is due in three equal annual installments on July 31, 2012, 2013 and 2014. The quarterly interest on the notes payable in the amount of $548 and the annual principal payments of $1,724 was paid to the Phantom Equityholders on July 31, 2012 in accordance with the terms of the notes payable.

Interest expense was $546 and $557 for the three months ended June 30, 2012 and 2011, respectively, and $1,084 and $1,107 for the six months ended June 30, 2012 and 2011, respectively. In accordance with the Amendments to the notes payable, the current portion of the amended notes payable in the amount of $1,724 and the long-term portion of the amended notes payable in the amount of $52,207 has been recorded in the accompanying condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011. Accrued interest payable was $363 and $365 on the notes payable as of June 30, 2012 and December 31, 2011, respectively, and is included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

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

On December 31, 2009, GAGEE entered into an amendment to credit agreement (the “First Amendment To Credit Agreement”) dated as of December 18, 2009 with Garrison Special Opportunities Fund LP and the Administrative Agent, whereby the Lender agreed to forebear from exercising any of the remedies available to them under the Forbearance Agreement and the related Security Agreement and to extend the maturity date of the Forbearance Agreement until November 18, 2010, unless a forbearance default occurs, as specified in the Amended Credit Agreement. Pursuant to the terms of the First Amendment To Credit Agreement and Second Amendment To Credit Agreement (collectively, the Amended Credit Agreement”), the interest rate was reduced from 20% to 0% and the Lender agreed to reimburse GAGEE for certain expenses from proceeds of the sale assets that collateralize the Amended Credit Agreement. The Forbearance Agreement expired on November 18, 2010. GAGEE entered into a Second Amendment to the credit agreement on May 9, 2011, which extended the maturity date of the note payable to November 19, 2011 with an interest rate of 0% through maturity (the “Second Amendment to the Credit Agreement”). The Second Amendment to the Credit Agreement also provided for the lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable. As a result of the delay in entering into the Second Amendment to the Credit Agreement, interest in the amount of $309 was accrued from the date of the expiration of the First Amendment to the Credit Agreement on November 18, 2010 to December 31, 2010 at an interest rate of 22% (the default rate). This accrued interest of $309 was reversed in the first quarter of 2011, as the Second Amendment to the Credit Agreement provides for 0% interest for that period, and reflected in the consolidated statement of operations as a reduction of interest expense. GAGEE entered into a Third Amendment to the Credit Agreement on March 19, 2012, which extended the maturity date of the note payable to December 31, 2012 with an interest rate of 0% through maturity. The Third Amendment to the Credit Agreement provides for the lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable. GAGEE has no assets other than those collateralizing the loan which is comprised of machinery and equipment with a carrying value of $6,430 and leased equipment with a carrying value of $2,820 that is included in goods held for sale or auction in the accompanying balance sheet at June 30, 2012. GAG, LLC has satisfied its obligation to pay the $1,200 guarantee and the credit agreement does not provide for other recourse against GAG, LLC. During the second quarter of 2012, the oil rig with a net book value of $1,781 at December 31, 2011 was sold for cash and $1,688 of the proceeds from the sale was used to pay the Lenders to reduce the note payable balance in accordance with the Third Amendment to the Credit Agreement. There was no interest expense in connection with this note payable during the six months ended June 30, 2012 and the reversal of interest expense of $309 in the first quarter of 2011 is reflected in the condensed consolidated statement of operations for the six months ended June 30, 2011 as a reduction of interest expense.

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

NOTE 9— INCOME TAXES

The Company’s (provision) benefit for income taxes consists of the following:

	Six Months Ended June 30,
	2012	2011
Current:
Federal	$450	$(940)
State	145
Foreign	13	(210)
Total current provision (benefit)	608	(1,150)

Deferred:
Federal	202	798
State	(48)	198
Total deferred provision	154	996

Total provision (benefit) for income taxes	$762	$(154)

A reconciliation of the federal statutory rate of 34% for the six months ended June 30, 2012 and 2011 to the effective tax rate for income (loss) from operations before income taxes is as follows:

	Six Months Ended
	June 30,
	2012	2011

Provision for income taxes at federal statutory rate	34.0%	(34.0)%
State income taxes, net of federal benefit	2.9	(4.6)
Foreign tax differential	(14.3)
Tax differential on vesting of restricted stock	-	33.3
Other	0.5	-
Effective income tax rate	23.1%	(5.3)%

Deferred income tax assets (liabilities) consisted of the following:

	June 30,	December 31,
	2012	2011
Deferred tax assets:
Allowance for doubtful accounts	$153	$150
Goods held for sale or auction	1,071	1,049
Deductible goodwill	555	566
Accrued liabilities	1,381	934
Deferred revenue	-	221
Mandatorily redeemable noncontrolling interests	699	685
Note payable to Phantom Equityholders	1,869	1,830
Share based payments	69	67
Other	183	68
Net operating loss carryforward	8,830	9,394
Total deferred tax assets	$14,810	$14,964

As of December 31, 2011, the Company had federal net operating loss carryforwards of $22,386 and state net operating loss carryforwards of $21,737. The Company’s federal net operating loss carryforwards will expire in the tax year ending December 31, 2030 and the state net operating loss carryforwards will expire in 2031.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. As of June 30, 2012 and December 31, 2011, the Company believes that it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance.

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

NOTE 10— EARNINGS PER SHARE

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Basic common shares outstanding exclude 1,320,000 common shares that are held in escrow and subject to recall and 1,000,000 common shares issued to the AAMAC founders that were cancelled during 2012 since certain earnings before interest, taxes, depreciation and amortization were not achieved for fiscal years 2009 to 2011 as defined in the Acquisition agreement. The 1,320,000 common shares issued to the former Great American members that are subject to recall upon the final settlement of claims for goods held for sale in connection with the Acquisition. Dilutive common shares outstanding includes contingently issuable shares that are currently in escrow and subject to release if the conditions for the final settlement of claims for goods held for sale in connection with the Acquisition was satisfied at the end of the respective periods.

Basic and diluted earnings (loss) per share was calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income (loss) attributable to Great American Group, Inc.	$619	$(2,249)	$1,686	$(2,775)

Weighted average shares outstanding:
Basic	28,682,975	28,460,392	28,682,292	28,410,908
Effect of dilutive potential common shares:
Restricted stock units and non-vested shares	-	-	-	-
Contingently issuable shares	916,449	-	916,449	-
Diluted	29,599,424	28,460,392	29,598,741	28,410,908

Basic income (loss) per share	$0.02	$(0.08)	$0.06	$(0.10)
Diluted income (loss) per share	$0.02	$(0.08)	$0.06	$(0.10)

NOTE 11— COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject to certain legal and other claims that arise in the ordinary course of its business. The Company does not believe that the results of these claims are likely to have a material effect on its condensed consolidated financial position or results of operations.

NOTE 12— RELATED PARTY TRANSACTIONS

On January 4, 2010, the Company loaned $2,706 to GAHA Fund I, a wholly-owned subsidiary of GARE, a joint venture 50% owned by the Company and 50% owned by Kelly Capital, LLC. GAHA Fund I was created to purchase land and a commercial building that was subsequently sold by GAHA Fund I in January 2011. The note receivable was collateralized by the land and commercial building which was purchased with the proceeds from the loan. The note receivable bore interest at a rate of 10% per annum. The principal balance on the note and all unpaid interest was paid by GAHA Fund I in January 2011. Interest income was $10 for the six months ended June 30, 2011 and is included in interest income in the accompanying condensed consolidated statement of operations.

On July 8, 2010, the Company loaned $3,224 to GARE for the purposes of investing in GAHA Fund II, LLC, a newly formed joint venture which is 50% owned by GARE. GAHA Fund II, LLC is a special purpose entity created to purchase non-performing distressed real estate loans at a discount to par from a financial institution and market the loans and real estate to third parties. The note receivable bears interest at a rate of 15% per annum and all unpaid principal and interest was originally due on July 8, 2011. In July 2011, the maturity date of the loan was extended and the interest rate was reduced to 8% per annum.  On December 29, 2011, additional funds in the amount of $620 were loaned to GARE and the note receivable was amended to increase the outstanding balance to $3,844 and extend the maturity date to July 31, 2012. Interest income was $77 and $120 for the three months ended June 30, 2012 and 2011, respectively, and $154 and $240 for the six months ended June 30, 2012 and 2011, respectively, and is included in interest income in the accompanying condensed consolidated statements of operations. The note receivable in the amount of $3,750 and $3,844 is included in note-receivable – related party and accrued interest receivable in the amount of $3 and $604 is included in prepaid expenses and other current assets as of June 30, 2012 and December 31, 2011, respectively, in the accompanying condensed consolidated balance sheet. In July 2012, the Company received a principal payment on the note receivable in the amount of $3,070 which reduced the principal balance from $3,750 at June 20, 2012 to $680 at July 31, 2012.

In accordance with the accounting guidance for consolidation of variable interest entities, the Company has determined that the subordinated financing arrangements in the form of notes receivable described above with GARE changes the status of each of the entities to variable interest entity (“VIE’). The Company, in determining whether or not it is the primary beneficiary of GARE, considered the disproportionate capital contributions that are currently made by the Company, the voting interests of the members of GARE and each member’s ability to direct the activities of GARE. The Company determined it is not the primary beneficiary of the VIE since decisions to direct the operations of GARE are done jointly by the members of GARE and the Company does not have a disproportionate voting interest which allows it to exercise any rights or powers that would enable the Company to direct the activities of GARE that most significantly impact GARE’s economic performance. The accompanying condensed consolidated financial statements do not consolidate GARE. Income (loss) from GARE is accounted for under the equity method of accounting. The loss from the investment in GARE was $40 and $416 during the three months ended June 30, 2012 and 2011, respectively, and $120 and $348 during the six months ended June 30, 2012 and 2011, respectively, and is included in other income (loss) in the condensed consolidated statements of operations. At June 30, 2012, the maximum amount of loss exposure related to the VIE is equal to the carrying value of the respective note receivable – related party and accrued interest receivable described above.

NOTE 13— BUSINESS ACQUISITION and VARIABLE INTEREST ENTITIES (“VIE”)

On May 4, 2012, the Company invested $65 for a 40% interest in the common stock of Shoon Trading Limited (“Shoon”), a shoe retailer with operations in the United Kingdom. Shoon purchased the rights to operate the former Shoon internet business and retail stores that were in administration in the United Kingdom. As part of the investment, the Company also loaned Shoon approximately $1,300 that is collateralized by retail inventory. The loan bears interest at an annual rate of LIBOR plus 6.0%. Interest on the loan is payable monthly. The loan has a maturity date of May 3, 2014. The Company has determined that it has a variable interest in Shoon. The Company has the right to appoint a Chairman of Shoon. Together with the Company’s 40% investment in the common stock of Shoon and control of the majority of the board of directors, the Company is deemed to be the primary beneficiary of Shoon. As such, the Company has consolidated the operations of Shoon and included the results of operations of Shoon from May 4, 2012, the date of investment, through June 30, 2012 in the Company’s condensed consolidated statements of operations.

The Company determined the fair value of assets acquired exceeded consideration paid by approximately $1,366 which was recorded as a bargain purchase gain during the three months ended June 30, 2012. The gain on bargain purchase is included as a separate component of other income (expense) in the Company’s condensed consolidated statements of operations.

The following details the estimated fair value of the net assets acquired and the excess of such net assets over the purchase price upon acquisition:

Fixed assets	$78
Retail inventory	3,752
Accounts payable and accrued liabilities	(810)
Deferred tax liability	(408)
Net fair value of assigned to assets acquired and liabilities assumed	2,612
Total cash consideration	(1,246)

Gain on bargain purchase	$1,366

The following financial statement amounts and balances of the VIE was included in the accompanying condensed consolidated financial statements in the UK retail stores segment as of and for the six months ended June 30, 2012:

As of
June 30, 2012
Assets:
Cash and cash equivalents	$1,746
Inventory	2,331
Other assets	401
Total assets	$4,478

Liabilities:
Accounts payable and accrued liabilities	$1,676
Total liabilities	$1,676

Period From
May 4, 2012 to
June 30, 2012
Revenues:
Revenues - Sale of goods	$2,810
Cost of goods sold	(1,530)
Selling, general and administrative expenses	(1,070)
Operating income	210
Other expenses	(156)
Gain on bargain purchase	1,366
Income before provision for income taxes	1,420
Provision for income taxes	(13)
Net income	1,407
Net income attributable to noncontrolling interest	845
Net income attributable to Great American Group, Inc.	$562

The disclosure of pro forma financial information for the three and six months ended June 30, 2012 and 2011 has not been provided given the impracticality of obtaining the information since the former owners of Shoon were operating in administration in the United Kingdom.

NOTE 14— BUSINESS SEGMENTS

The Company’s operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally. The Company’s chief operating decision maker is a committee comprised of the Chief Executive Officer, Vice Chairman and President, and Chief Financial Officer. The Company has several operating subsidiaries through which it delivers specific services. The Company provides auction, liquidation, capital advisory, and other services to stressed or distressed companies in a variety of diverse industries that have included apparel, furniture, jewelry, real estate, and industrial machinery. The Company also provides appraisal and valuation services for retail and manufacturing companies. In addition, as a result of the acquisition of Shoon on May 4, 2012 the Company operates eleven retail stores in the United Kingdom. The Company’s business is classified by management into three reportable segments: Auction and Liquidation, Valuation and Appraisal and UK Retail Stores. These reportable segments are three distinct businesses, each with a different customer base, marketing strategy and management structure. The Valuation and Appraisal reportable segment is an aggregation of the Company’s valuation and appraisal operating segments, which are primarily organized based on the nature of services and legal structure.

Additionally, the Valuation and Appraisal operating segments are aggregated into one reportable segment as they have similar economic characteristics and are expected to have similar long-term financial performance. The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Auction and Liquidation reportable segment:
Revenues - Services and fees	$6,732	$3,296	$17,472	$11,120
Revenues - Sale of goods	3,543	262	5,963	1,075
Total revenues	10,275	3,558	23,435	12,195
Direct cost of services	(2,207)	(918)	(5,706)	(3,627)
Cost of goods sold	(2,598)	(405)	(4,747)	(1,313)
Selling, general, and administrative expenses	(4,201)	(3,605)	(7,978)	(6,283)
Depreciation and amortization	22	(46)	(94)	(85)
Segment income	1,291	(1,416)	4,910	887
Valuation and Appraisal reportable segment:
Revenues - Services and fees	6,566	6,273	12,726	11,452
Direct cost of revenues	(2,794)	(2,561)	(5,547)	(4,664)
Selling, general, and administrative expenses	(1,677)	(1,748)	(3,437)	(3,593)
Depreciation and amortization	(34)	(41)	(71)	(78)
Segment income	2,061	1,923	3,671	3,117
UK Retail Stores reportable segment:
Revenues - Sale of goods	2,810	-	2,810	-
Cost of goods sold	(1,530)	-	(1,530)	-
Selling, general, and administrative expenses	(1,066)	-	(1,066)	-
Depreciation and amortization	(4)	-	(4)	-
Segment income	210	-	210	-
Consolidated operating income from reportable segments	3,562	507	8,791	4,004
Corporate and other expenses	(2,798)	(2,720)	(5,627)	(5,912)
Other expense	-	(6)	-	(10)
Interest income	77	153	156	290
Income (loss) from equity investment in Great American Real Estate, LLC	(40)	(416)	(120)	(348)
Gain from bargain purchase	1,366	-	1,366	-
Interest expense	(646)	(625)	(1,273)	(953)
Income from operations before provision for income taxes	1,521	(3,107)	3,293	(2,929)
Provision for income taxes	(57)	858	(762)	154
Net income (loss)	$1,464	$(2,249)	$2,531	$(2,775)

Capital expenditures:
Auction and Liquidation segment	$268	$127	$297	$166
Valuation and Appraisal segment	14	67	50	67
UK Retail Stores segment	-	-	-	-
Total	$282	$194	$347	$233

	As of	As of
	June 30,	December 31,
	2012	2011
Total assets:
Auction and Liquidation segment	$62,252	$68,182
Valuation and Appraisal segment	8,265	8,176
UK Retail Stores segment	4,478	-
Total	$74,995	$76,358

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

Except as otherwise required by the context, references in this Quarterly Report to:

•	“Great American,” “the “Company,” “we,” “us” or “our” refer to the combined business of Great American Group, Inc. and all of its subsidiaries after giving effect to (i) the contribution to Great American Group, Inc. of all of the membership interests of Great American Group, LLC by the members of Great American, which transaction is referred to herein as the “Contribution”, and (ii) the merger of Alternative Asset Management Acquisition Corp. with and into its wholly-owned subsidiary, AAMAC Merger Sub, Inc., referred to herein as “Merger Sub”, in each case, which occurred on July 31, 2009, referred to herein as the “Merger”. The Contribution and Merger are referred to herein collectively as the “Acquisition”;

•	“GAG, LLC” refers to Great American Group, LLC;

•	“the Great American Members” refers to the members of Great American Group, LLC prior to the Acquisition;

•	“Phantom Equityholders” refers to certain members of senior management of Great American Group, LLC prior to the Acquisition that were participants in a deferred compensation plan.

Overview

We are a leading provider of asset disposition and valuation and appraisal services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional service firms throughout the United States and Canada and more recently in the United Kingdom as a result of the expansion of our retail liquidation services in Europe in April 2009. We operate our business in three segments: auction and liquidation solutions; valuation and appraisal services; and UK retail stores. Our auction and liquidation segment seeks to assist clients in maximizing return and recovery rates through the efficient disposition of assets. Such assets include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property. Our valuation and appraisal services segment provides our clients with independent appraisals in connection with asset-based loans, acquisitions, divestitures and other business needs. These services are provided to a wide range of retail, wholesale and industrial companies, as well as lenders, capital providers, private equity investors and professional service firms throughout the United States, Canada, and the United Kingdom. Our UK retail stores segment was created from our investment in Shoon Trading Limited (“Shoon”) described below. This new segment is complementary to the expansion of our auction and liquidation business in the United Kingdom and strategically supports our efforts in that market. The operation results of our UK retail stores segment includes the operations of eleven retail stores in the United Kingdom as a result of the acquisition of Shoon on May 4, 2012.

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

In April 2009, we expanded our operations into Europe by opening an office in the United Kingdom. In 2010, we hired a number of key employees to increase our presence and expand the operations of our retail liquidations solutions business throughout Europe to provide services to help retailers downsize through inventory liquidation and store closures in addition to providing appraisal and valuation services. During the six months ended June 30, 2012, we generated approximately $9.0 million of revenues, an increase of $5.5 million, from the $3.5 million of revenues we generated from services and fees from appraisal and auction and liquidation services engagements in our European operations during the six months ended June 30, 2011.

In January 2011, the Keen Consultants’ real estate team joined us and now operates as GA Keen Realty Advisors. This division provides real estate analysis, valuation and strategic planning services, brokerage, mergers and acquisition, auction services, lease restructuring services, and real estate capital market services as part of our auction and liquidation segment. GA Keen Realty Advisors offers its services to property owners, tenants, secured and unsecured creditors, attorneys, and financial advisors. Revenues generated from GA Keen Realty Advisors increased to $4.3 million during the six months ended June 30, 2012, from the $0.8 million of revenues we generated for services and fees from real estate consulting engagements during the six months ended June 30, 2011.

In May 2012, we invested $65 for a 40% interest in the common stock of Shoon Trading Limited (“Shoon”), a shoe retailer with operations in the United Kingdom. Shoon purchased the rights to operate the former Shoon internet business and retail stores that were in administration in the United Kingdom. As part of the investment, we loaned Shoon approximately $1.3 million that is collateralized by retail inventory. The loan has a maturity date of May 3, 2014 and bears interest at an annual rate of LIBOR plus 6.0%. Interest is payable monthly. As part of the investment and loan, we exercised our right to appoint a new Chairman of Shoon and we control the majority of the board or directors. We are deemed to be the primary beneficiary of Shoon, and therefore we have consolidated the operations of Shoon and included their results of operations from May 4, 2012, the date of investment, through June 30, 2012 in our condensed consolidated statements of operations. During the period from May 4, 2012 through June 30, 2012, Shoon generated revenues of $2.8 million and operating income of $0.2 million. The fair value of assets acquired exceeded consideration paid by approximately $1.4 million and resulted in a bargain purchase. The gain on bargain purchase of $1.4 million is included as a separate component of other income (expense) in our condensed consolidated statements of operations during the quarter ended June 30, 2012.

Historically, revenues from our auction and liquidation segment have comprised a significant amount of our total revenues and operating profits. During the six months ended June 30, 2012 and year ended December 31, 2011, revenues from our auction and liquidation segment were 60.1% and 64.1% of total revenues, respectively. During the six months ended June 30, 2011, revenues from our auction and liquidation segment were 51.6% of total revenues. Our total revenues in the auction and liquidation segment were $23.4 million during the six months ended June 30, 2012 of which $9.0 million, or 38.2% of this total, was generated from our activities in Europe. Revenues we generate in the auction and liquidation segment vary significantly from quarter to quarter and have a significant impact on our operating results from period to period. Revenues from retail liquidation engagements in the United States and wholesale and industrial auctions were $10.0 million, or 25.8%, of total revenues during the six months ended June 30, 2012.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, allowance for doubtful accounts, goods held for sale or auction, goodwill and other intangible assets, share-based compensation and income taxes can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended June 30, 2012.

Results of Operations

The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Condensed Consolidated Statements of Operations

(dollars in thousands)

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Amount	%	Amount	%
Revenues:
Services and fees	$13,298	67.7%	$9,569	97.3%
Sale of goods	6,353	32.3%	262	2.7%
Total revenues	19,651	100.0%	9,831	100.0%

Operating expenses:
Direct cost of services	5,001	25.4%	3,479	35.4%
Cost of goods sold	4,128	21.0%	405	4.1%
Selling, general and administrative expenses	9,758	49.7%	8,160	83.0%
Total operating expenses	18,887	96.1%	12,044	122.5%
Operating income (loss)	764	3.9%	(2,213)	-22.5%
Other income (expense):
Other expense	-	0.0%	(6)	-0.1%
Interest income	77	0.3%	153	1.6%
Income (loss) from equity investment in Great American Real Estate, LLC	(40)	-0.2%	(416)	-4.2%
Gain from bargain purchase	1,366	7.0%	-	n/a
Interest expense	(646)	-3.2%	(625)	-6.4%
Income (loss) from operations before provision for income taxes	1,521	7.7%	(3,107)	-31.6%
(Provision) benefit for income taxes	(57)	-0.4%	858	8.7%
Net income (loss)	1,464	7.5%	(2,249)	-22.9%
Net income attributable to noncontrolling interests	845	4.3%	-	n/a
Net income (loss)	$619	3.1%	$(2,249)	-22.9%

Revenues. Total revenues increased $9.8 million, or 99.9%, to $19.7 million during the three months ended June 30, 2012 from $9.8 million during the three months ended June 30, 2011. The increase in revenues during the three months ended June 30, 2012 was primarily due to (a) an increase in revenues in the auction and liquidation segment of $6.7 million; (b) an increase in revenues in the valuation and appraisal services segment of $0.3 million; and (c) revenues of $2.8 million from the UK retail store segment during the three months ended June 30, 2012 from the acquisition of the eleven Shoon stores in the United Kingdom on May 4, 2012 as compared to the same period in 2011.

In the auction and liquidation segment the increase in revenues in 2012 was primarily due to (a) an increase in revenues of $4.0 million from retail liquidation engagements and lending activities related to our United Kingdom operations; (b) an increase in revenues related to real estate advisory services of $0.5 million, from our GA Keen Realty Advisors division; and (c) an increase in revenues of $2.8 million from the sales of goods where we held title, offset by a decrease in revenues of $0.6 million in capital advisory fees performed by our GA Capital operations.  Revenues earned from lending activities related to a loan receivable in our United Kingdom operations total $3.6 million during the three months ended June 30, 2012 and included interest income of $0.3 million and amortization of discount on the loan receivable of $3.3 million during the three months ended June 30, 2012, respectively.

The increase in revenues of $0.3 million in the valuation and appraisal services segment was primarily due to an increase in revenues related to appraisal engagements where we perform for the monitoring of collateral for financial institutions, lenders, and private equity investors.

Revenue and Gross Margin by Segment

(dollars in thousands)

Auction and Liquidation Segment:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Amount	%	Amount	%
Revenues:
Services and fees	$6,732	65.5%	$3,296	92.6%
Sale of goods	3,543	34.5%	262	7.4%
Total revenues	10,275	100.0%	3,558	100.0%
Direct cost of services	2,207	21.5%	918	25.8%
Cost of goods sold	2,598	25.3%	405	11.4%
Total operating expenses	4,805	46.8%	1,323	37.2%
Gross margin	$5,470	53.2%	$2,235	62.8%

Gross margin services and fees	67.2%		72.1%
Gross margin sales of goods	26.7%		-54.6%

Revenues in the auction and liquidation segment increased $6.7 million, to $10.3 million during the three months ended June 30, 2012 from $3.6 million during the three months ended June 30, 2011. Revenues from services and fees increased to $6.7 million during the three months ended June 30, 2012, an increase of $3.4 million, from $3.3 million during the three months ended June 30, 2011. The increase in revenues from services and fees was primarily due to (a) an increase in revenues of $4.0 million from retail liquidation engagements and lending activities related to our United Kingdom operations; (b) an increase in revenues related to real estate advisory services of $0.5 million, from our GA Keen Realty Advisors division that was formed in January 2011; and (c) an increase in revenues of $2.8 million from the sales of goods goods where we held title, offset by a decrease in revenues of $0.6 million in capital advisory fees performed by our GA Capital operations.  Revenues earned from lending activities related to a loan receivable in our United Kingdom operations total $3.6 million during the three months ended June 30, 2012 and included interest income of $0.3 million and amortization of discount on the loan receivable of $3.3 million during the three months ended June 30, 2012. Revenues from gross sales of goods where we held title to the goods increased $3.2 million to $3.5 million during the three months ended June 30, 2012 from $0.3 million during the three months ended June 30, 2011. The increase in revenues from the sale of goods was primarily due to the sale of one oil rig where the lessee exercised the option to purchase the oil rig for $1.9 million and an increase in the volume of machinery and equipment we sell at wholesale and industrial auctions in 2012 as compare to the same period in 2011.

Gross margin in the auction and liquidation segment decreased to 67.2% of revenues during the three months ended June 30, 2012, as compared to 72.1% of revenues during the three months ended June 30, 2011. The decrease in the gross margin during the three months ended June 30, 2012 was primarily due to an increase in the number of fee and commission engagements in 2012 where we bill fees and reimbursable costs and margins are historically lower than liquidation engagements where we provided a minimum recovery value for goods sold at bankruptcy liquidation sales.

Gross margin from the sales of goods where we held title was 26.7% during the three months ended June 30, 2012 as compared to (54.6%) during the three months ended June 30, 2011. The gross margin in 2012 was favorably impacted from the sale of one oil rig where the lessee exercised the option to purchase the oil rig and the sale of machinery and equipment at wholesale and industrial auctions which had higher profit margins in 2012 as compared to the same period in 2011.

Valuation and Appraisal Segment:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Amount	%	Amount	%

Revenues - Services and fees	$6,566	100.0%	$6,273	100.0%
Direct cost of services	2,794	42.6%	2,561	40.8%
Gross margin	$3,772	57.4%	$3,712	59.2%

Revenues in the valuation and appraisal segment increased $0.3 million, or 4.7%, to $6.6 million during the three months ended June 30, 2012 from $6.3 million during the three months ended June 30, 2011. The increase in revenues was primarily due to an increase in revenues related to appraisal engagements where we perform for the monitoring of collateral for financial institutions, lenders, and private equity investors.

Gross margins in the valuation and appraisal segment decreased to 57.4% of revenues during the three months ended June 30, 2012 as compared to 59.2% of revenues during the three months ended June 30, 2011. Gross margins were unfavorably impacted by an increase in headcount that resulted in an increase in salaries, wages and benefits in 2012 as compared to the same period in 2011.

UK Retail Stores Segment:

	Three Months Ended June 30, 2012
	Amount	%
Revenues:
Sale of retail goods	$2,810	100.0%
Cost of goods sold	1,530	54.4%
Gross margin	$1,280	45.6%

Revenues in the UK retail stores segment is due to our acquisition of Shoon on May 4, 2012, a shoe retailer with operations in the United Kingdom. Revenues and cost of goods sold are from the operation of eleven retail stores and internet operations of Shoon in the United Kingdom for the period from May 4, 2012 through June 30, 2012. The gross margin was 45.6% for the quarter ended June 30, 2012.

Operating Expenses

Direct Costs of Services. Total direct costs of services increased $1.5 million, or 43.7%, to $5.0 million during the three months ended June 30, 2012 from $3.5 million during the three months ended June 30, 2011. Direct costs of services in the auction and liquidation segment increased $1.3 million, to $2.2 million during the three months ended June 30, 2012 from $0.9 million during the three months ended June 30, 2011. The increase in expenses was primarily due to an increase in the number of fee and commission type engagements in 2012 where we contractually bill fees, commissions and reimbursable expenses as compared to the same period in 2011. Direct costs of services in the valuation and appraisal services segment increased $0.2 million, or 9.1%, to $2.8 million during the three months ended June 30, 2012 from $2.6 million during the three months ended June 30, 2011. The increase was primarily due to an increase in headcount that resulted in an increase in salaries, wages and benefits in 2012 as compared to the same period in 2011.

Cost of Goods Sold. Cost of goods sold increased $3.7 million to $4.1 million during the three months ended June 30, 2012 from $0.4 million during the three months ended June 30, 2011. Costs of goods sold in the auction and liquidation segment increased $2.2 million, to $2.6 million during the three months ended June 30, 2012 from $0.4 million during the three months ended June 30, 2011. As a percentage of gross sales of goods where we hold title to the goods in the auction and liquidation segment, costs of goods sold was 73.3% during the three months ended June 30, 2012 as compared to 154.6% during the three months ended June 30, 2011. The increase in the gross margin in 2012 was primarily due to the sale of one oil rig where the lessee exercised the option to purchase the oil rig and the sale of machinery and equipment with higher gross margins sold at wholesale and industrial auctions during the three months ended June 30, 2012 as compared to the same period in 2011. Cost of goods sold in the UK retail stores segment was $1.5 million during the three months ended June 30, 2012 from the operation of eleven retail stores and internet operations of Shoon in the United Kingdom for the period from May 4, 2012 through June 30, 2012. The gross margin in the UK retail stores segment was 45.6% for the quarter ended June 30, 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended June 30, 2012 and 2011 were comprised of the following:

Selling, General and Administrative Expenses by Segment

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011		Change
	Amount	%	Amount	%	Amount	%

Auction and liquidation	$4,179	42.8%	$3,651	44.8%	$528	14.5%
Valuation and appraisal	1,711	17.5%	1,789	21.9%	(78)	-4.4%
UK retail stores	1,070	11.0%	-	n/a	1,070	n/a
Corporate and other	2,798	28.7%	2,720	33.3%	78	2.9%
Total selling, general & administrative expenses	$9,758	100.0%	$8,160	100.0%	$1,598	19.6%

Total selling, general and administrative expenses increased $1.6 million, or 19.6%, to $9.8 million during the three months ended June 30, 2012 from $8.2 million for the three months ended June 30, 2011. The increase in selling, general and administrative expenses during the three months ended June 30, 2012 was primarily due to (a) an increase in selling, general and administrative expenses of $0.5 million in the auction and liquidation segment; (b) an increase in selling, general and administrative expenses of $1.1 million in the UK retail stores segment as a result of our acquisition of Shoon on May 4, 2012; and (c) an increase in selling, general and administrative expenses of $0.1 million in corporate and other; offset by a decrease in selling, general and administrative expenses in the valuation and appraisal segment of $0.1 million. Selling, general and administrative expenses in the auction and liquidation segment increased $0.5 million, or 14.5%, to $4.2 million during the three months ended June 30, 2012 from $3.6 million for the three months ended June 30, 2011. The increase was primarily due to an increase in payroll related expenses of $0.5 million as a result of profit sharing bonuses accrued during the quarter ended June 30, 2012 from the increase in profitability of our GA Keen Realty Advisors division and our European operations.

Selling, general and administrative expenses in the valuation and appraisal services segment decreased $0.1 million, or 4.4%, to $1.7 million during the three months ended June 30, 2012 from $1.8 million for the three months ended June 30, 2011. The decrease was primarily due to a decrease in headcount in administrative functions in the valuation and appraisal segment that resulted in a decrease in salaries and wages in 2012 as compared to the same period in 2011. Selling, general and administrative expenses for corporate and other increased $0.1 million, or 2.9%, to $2.8 million during the three months ended June 30, 2012 from $2.7 million for the three months ended June 30, 2011. This increase was primarily due to an increase in payroll and related expenses during the three months ended June 30, 2012 as compared to the same period in 2011.

Other Income (Expense). Other income was $0.8 million during the three months ended June 30, 2012 as compared to other expense of $0.9 million during the three months ended June 30, 2011. Other income during the three months ended June 30, 2012 was comprised of (a) $0.1 million of interest income on our note receivable – related party as described in note 12 to our condensed consolidated financial statements; and (b) $1.4 million of gain from bargain purchase as a result of the Shoon acquisition on May 4, 2012, where the net assets acquired exceeded the consideration paid, offset by our 50% share of losses from the operations of Great American Real Estate, LLC (“GARE”) which amounted to $0.1 million during the three months ended June 30, 2012 and $0.6 million of interest expense on the notes payable to the Great American Members and Phantom Equityholders.

Interest Expense. Interest expense was $0.6 million during each of the three months ended June 30, 2012 and 2011. Interest expense during each of the three months ended June 30, 2012 and 2011 was primarily due to interest expense on the notes payable to the Great American Members and Phantom Equityholders.

Income Before Income Taxes. Income before income taxes was $1.5 million during the three months ended June 30, 2012 compared to a loss before income taxes of $3.1 million during the three months ended June 30, 2011. The increase in income before income taxes was primarily due to the increase in revenues and profits earned in 2012 in the auction and liquidation segment as compared to the same period in 2011 and the $1.4 million gain from bargain purchase as a result of the Shoon acquisition on May 4, 2012 as more fully described above.

Net Income (Loss) Attributable to Great American Group, Inc. Net income attributable to Great American Group, Inc. for the three months ended June 30, 2012 was $0.7 million compared to a net loss of $2.2 million during the three months ended June 30, 2011. Net income attributable to Great American Group, Inc. during the three months ended June 30, 2012 includes net income of $1.5 million less net income attributable to noncontrolling interests from the operations of Shoon in the amount of $0.8 million. The increase in net income attributable to Great American Group, Inc. during the three months ended June 30, 2012 was primarily due to the increase in revenues and profits earned during 2012 in the auction and liquidation segment as compared to the same period in 2011 and the gain from bargain purchase as a result of the Shoon acquisition on May 4, 2012.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Condensed Consolidated Statements of Operations

(dollars in thousands)

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Amount	%	Amount	%
Revenues:
Services and fees	$30,198	77.5%	$22,572	95.5%
Sale of goods	8,773	22.5%	1,075	4.5%
Total revenues	38,971	100.0%	23,647	100.0%

Operating expenses:
Direct cost of services	11,253	28.9%	8,291	35.1%
Cost of goods sold	6,277	16.1%	1,313	5.6%
Selling, general and administrative expenses	18,277	46.9%	15,951	67.5%
Total operating expenses	35,807	91.9%	25,555	108.1%
Operating income (loss)	3,164	8.1%	(1,908)	-8.1%
Other income (expense):
Other expense	-	0.0%	(10)	0.0%
Interest income	156	0.3%	290	1.2%
Income (loss) from equity investment in Great American Real Estate, LLC	(120)	-0.3%	(348)	-1.5%
Gain from bargain purchase	1,366	3.5%	-	n/a
Interest expense	(1,273)	-3.2%	(953)	-4.0%
Income (loss) from operations before provision for income taxes	3,293	8.4%	(2,929)	-12.4%
(Provision) benefit for income taxes	(762)	-2.1%	154	0.7%
Net income (loss)	2,531	6.5%	(2,775)	-11.7%
Net income attributable to noncontrolling interests	845	2.2%	-	n/a
Net income (loss)	$1,686	4.3%	$(2,775)	-11.7%

Revenues. Total revenues increased $15.3 million, or 64.8%, to $39.0 million during the six months ended June 30, 2012 from $23.6 million during the six months ended June 30, 2011. The increase in revenues during the six months ended June 30, 2012 was primarily due to (a) an increase in revenues in the auction and liquidation segment of $11.2 million; (b) an increase in revenues in the valuation and appraisal services segment of $1.3 million; and (c) revenues of $2.8 million from the UK retail store segment during the six months ended June 30, 2012 as compared to the same period in 2011.

In the auction and liquidation segment the increase in revenues in 2012 was primarily due to (a) an increase in revenues of $5.9 million from retail liquidation engagements and lending activities related to our United Kingdom operations; (b) an increase in revenues related to real estate advisory services of $3.4 million, from our GA Keen Realty Advisors; and (c) an increase in revenues of $4.9 million from the sales of goods goods where we held title, offset by a decrease in revenues of $2.2 million in capital advisory fees performed by our GA Capital operations and a decrease in revenues of $0.8 million from fees earned from wholesale auctions of machinery and equipment.  Revenues earned from lending activities related to a loan receivable in our United Kingdom operations and totaled $4.3 million during the six months ended June 30, 2012. The revenues from lending activities was comprised of interest income of $0.6 million and amortization of discount on the loan receivable of $3.7 million.

The increase in revenues of $1.3 million in the valuation and appraisal services segment was primarily due to an increase in revenues related to appraisal engagements where we perform for the monitoring of collateral for financial institutions, lenders, and private equity investors.

Auction and Liquidation Segment:

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Amount	%	Amount	%
Revenues:
Services and fees	$17,472	74.6%	$11,120	91.2%
Sale of goods	5,963	25.4%	1,075	8.8%
Total revenues	23,435	100.0%	12,195	100.0%
Direct cost of services	5,706	24.3%	3,627	29.7%
Cost of goods sold	4,747	20.3%	1,313	10.8%
Total operating expenses	10,453	44.6%	4,940	40.5%
Gross margin	$12,982	55.4%	$7,255	59.5%

Gross margin services and fees	67.3%		67.4%
Gross margin sales of goods	20.4%		-22.1%

Revenues in the auction and liquidation segment increased $11.2 million, or 92.2%, to $23.4 million during the six months ended June 30, 2012 from $12.2 million during the six months ended June 30, 2011. Revenues from services and fees increased to $17.5 million during the six months ended June 30, 2012, an increase of $6.4 million, or 57.1%, from $11.1 million during the six months ended June 30, 2011. The increase in revenues from services and fees was primarily due to (a) an increase in revenues of $5.9 million from retail liquidation engagements and lending activities related to our United Kingdom operations; and (b) an increase in revenues of $3.4 million from real estate advisory services of our GA Keen Realty Advisors division, offset by a decrease in revenues of $2.2 million in capital advisory fees performed by our GA Capital operations and a decrease in revenues of $0.7 million from the auction of wholesale and industrial equipment.  Revenues earned from lending activities related to a loan receivable in our United Kingdom operations and totaled $4.3 million during the six months ended June 30, 2012. The revenues from lending activities included interest income of $0.6 million and amortization of discount on the loan receivable of $3.7 million. Revenues from gross sales of goods where we held title to the goods increased $4.9 million to $6.0 million during the six months ended June 30, 2012 from $1.1 million during the six months ended June 30, 2011. The increase in revenues from the sale of goods was primarily due to (a) the sale of one oil rig where the lessee exercised the option to purchase the oil rig for $1.9 million and (b) an increase in the volume of machinery and equipment we sell at wholesale and industrial auctions during the six months ended June 30, 2012 as compare to the same period in 2011.

Gross margin in the auction and liquidation segment decreased slightly to 67.3% of revenues during the six months ended June 30, 2012, as compared to 67.4% of revenues during the six months ended June 30, 2011. The slight decrease in gross margin during the six months ended June 30, 2012 was primarily due to an increase in the number of fee and commission engagements where we bill fees and reimbursable costs and margins are historically lower than liquidation engagements where we provided a minimum recovery value for goods sold at bankruptcy liquidation sales.

Gross margin from the sales of goods where we held title was 20.4% during the six months ended June 30, 2012 as compared to (22.1%) during the six months ended June 30, 2011. The gross margin in 2012 was favorably impacted from the sale of one oil rig where the lessee exercised the option to purchase the oil rig and the sale of machinery and equipment we sell at wholesale and industrial auctions which had higher profit margins in 2012 as compared to the same period in 2011.

Valuation and Appraisal Segment:

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Amount	%	Amount	%

Revenues - Services and fees	$12,726	100.0%	$11,452	100.0%
Direct cost of services	5,547	43.6%	4,664	40.7%
Gross margin	$7,179	56.4%	$6,788	59.3%

Revenues in the valuation and appraisal segment increased $1.2 million, or 11.1%, to $12.7 million during the six months ended June 30, 2012 from $11.5 million during the six months ended June 30, 2011. The increase in revenues was primarily due to an increase in revenues related to appraisal engagements where we perform for the monitoring of collateral for financial institutions, lenders, and private equity investors.

Gross margins in the valuation and appraisal segment decreased to 56.4% of revenues during the six months ended June 30, 2012 as compared to 59.3% of revenues during the six months ended June 30, 2011. Gross margins were unfavorably impacted by an increase in headcount that resulted in an increase in salaries, wages and benefits in 2012 as compared to the same period in 2011.

UK Retail Stores Segment:

	Six Months Ended June 30, 2012
	Amount	%
Revenues:
Sale of retail goods	$2,810	100.0%
Cost of goods sold	1,530	54.4%
Gross margin	$1,280	45.6%

Revenues and cost of goods sold in the UK retail stores segment are from the operation of eleven retail stores and internet operations of Shoon for the period from May 4, 2012 through June 30, 2012. The gross margin in the UK retail stores segment was 45.6%.

Operating Expenses

Direct Costs of Services. Total direct costs of services increased $3.0 million, or 35.7%, to $11.3 million during the six months ended June 30, 2012 from $8.3 million during the six months ended June 30, 2011. Direct costs of services in the auction and liquidation segment increased $2.1 million, or 57.3%, to $5.7 million during the six months ended June 30, 2012 from $3.6 million during the six months ended June 30, 2011. The increase in expenses was primarily due to an increase in the number of fee and commission type engagements in 2012 where we contractually bill fees, commissions and reimbursable expenses as compared to the same period in 2011. Direct costs of services in the valuation and appraisal services segment increased $0.9 million, or 18.9%, to $5.6 million during the six months ended June 30, 2012 from $4.7 million during the six months ended June30, 2011. The increase was primarily due to an increase in headcount which resulted in an increase in salaries, wages and benefits in 2012 as compared to the same period in 2011.

Cost of Goods Sold. Cost of goods sold increased $5.0 million to $6.3 million during the six months ended June 30, 2012 from $1.3 million during the six months ended June 30, 2011. Costs of goods sold in the auction and liquidation segment increased $3.5 million, to $4.8 million during the six months ended June 30, 2012 from $1.3 million during the six months ended June 30, 2011. As a percentage of gross sales of goods where we hold title to the goods in the auction and liquidation segment, costs of goods sold was 79.6% during the six months ended June 30, 2012 as compared to 122.1% during the six months ended June 30, 2011. The increase in the gross margin in 2012 was primarily due to the sale of one oil rig where the lessee exercised the option to purchase the oil rig and the sale of machinery and equipment with higher gross margins sold at wholesale and industrial auctions in the six months ended June 30, 2012 as compared to the same period in 2011. Cost of goods sold in the UK retail stores segment was $1.5 million during the six months ended June 30, 2012 and resulted from the operation of eleven retail stores and internet operations of Shoon for the period from May 4, 2012 through June 30, 2012. The Company’s gross margin was 45.6% for the six months ended June 30, 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the six months ended June 30, 2012 and 2011 were comprised of the following:

Selling, General and Administrative Expenses by Segment

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011		Change
	Amount	%	Amount	%	Amount	%

Auction and liquidation	$8,072	44.2%	$6,368	39.9%	$1,704	26.8%
Valuation and appraisal	3,508	19.2%	3,671	23.0%	(163)	-4.4%
UK retail stores	1,070	5.9%	-	n/a	1,070	n/a
Corporate and other	5,627	30.8%	5,912	37.1%	(285)	-4.8%
Total selling, general & administrative expenses	$18,277	100.1%	$15,951	100.0%	$2,326	14.6%

Total selling, general and administrative expenses increased $2.3 million, or 14.6%, to $18.3 million during the six months ended June 30, 2012 from $16.0 million for the six months ended June 30, 2011. The increase in selling, general and administrative expenses was primarily due to (a) an increase in selling, general and administrative expenses of $1.7 million in the auction and liquidation segment; (b) an increase in selling, general and administrative expenses of $1.1 million in the UK retail stores segment as a result of our acquisition of Shoon on May 4, 2012, offset by a decrease in selling, general and administrative expenses of $0.2 million in the valuation and appraisal segment and $0.3 million in corporate and other. Selling, general and administrative expenses in the auction and liquidation segment increased $1.7 million, or 26.8%, to $8.1 million during the six months ended June 30, 2012 from $6.4 million for the six months ended June 30, 2011. The increase was primarily due to an increase in payroll related expenses of $1.7 million as a result of profit sharing bonuses accrued during the quarter ended June 30, 2012 from the increase in profitability of our GA Keen Realty Advisors division and our European operations.

Selling, general and administrative expenses in the valuation and appraisal services segment decreased $0.2 million, or 4.4%, to $3.5 million during the six months ended June 30, 2012 from $3.7 million for the six months ended June 30, 2011. The decrease was primarily due to a decrease in headcount in administrative functions in the valuation and appraisal segment that resulted in a decrease in salaries and wages in the six months ended June 30, 2012 as compared to the same period in 2011. Selling, general and administrative expenses for corporate and other decreased $0.3 million, or 4.8%, to $5.6 million during the six months ended June 30, 2012 from $5.9 million for the six months ended June 30, 2011. This decrease was primarily due to a decrease of $0.4 million in share based compensation expense related to consideration paid to the Phantom Equityholders in connection with the Acquisition on July 31, 2009 that was incurred during the six months ended June 30, 2011 and no corresponding expense was incurred during the six months ended June 30, 2012, offset by an increase in payroll and related expenses of $0.1 million in 2012.

Other Income (Expense). Other income was $0.1 million during the six months ended June 30, 2012 as compared to other expense of $1.0 million during the six months ended June 30, 2011. Other income during the six months ended June 30, 2012 was comprised of (a) $0.1 million of interest income on our note receivable – related party as described in note 12 to our condensed consolidated financial statements; and (b) $1.4 million of gain from bargain purchase as a result of the Shoon acquisition on May 4, 2012, where the net assets acquired exceeded the consideration paid; offset by our 50% share of losses from the operations of Great American Real Estate, LLC (“GARE”) which amounted to $0.1 million during the six months ended June 30, 2012 and $1.3 million of interest expense that primarily related to the notes payable to the Great American Members and Phantom Equityholders as discussed below.

Interest Expense. Interest expense increased to $1.3 million during the six months ended June 30, 2012 from $1.0 million during the six months ended June 30, 2011. Interest expense in the six months ended June 30, 2012 was primarily due to interest expense on the notes payable to the Great American Members and Phantom Equityholders. Interest expenses during the six months ended June 30, 2011 was primarily due to interest expense of $1.2 million on the notes payable to the Great American Members and Phantom Equityholders, offset by the reversal of interest expense of $0.3 million that was accrued at December 31, 2010 on the note payable that is collateralized by machinery and equipment as more fully described in note 8 to the accompanying condensed consolidated financial statements. The reversal of interest expense was the result of the execution of the Second Amendment to Credit Agreement on the note payable that is collateralized by machinery and equipment during the first quarter of 2011.

Income Before Income Taxes. Income before income taxes was $3.3 million during the six months ended June 30, 2012 compared to a loss before income taxes of $2.9 million during the six months ended June 30, 2011. The increase in income before income taxes was primarily due to the increase in revenues and profits earned in the six months ended June 30, 2012 in the auction and liquidation segment as compared to the same period in 2011 and the $1.4 million gain from bargain purchase as a result of the Shoon acquisition on May 4, 2012 as more fully described above.

Net Income (Loss) Attributable to Great American Group, Inc. Net income attributable to Great American Group, Inc. for the six months ended June 30, 2012 was $1.7 million compared to a net loss of $2.8 million during the six months ended June 30, 2011. Net income attributable to Great American Group, Inc. during the six months ended June 30, 2012 includes net income of $2.5 million less net income attributable to noncontrolling interests from the operations of Shoon in the amount of $0.8 million. The increase in net income attributable to Great American Group, Inc. during the six months ended June 30, 2012 was primarily due to the increase in revenues and profits earned during 2012 in the auction and liquidation segment as compared to the same period in 2011 and the gain from bargain purchase as a result of the Shoon acquisition on May 4, 2012.

Liquidity and Capital Resources

Our operations have been funded through a combination of operating profits generated from operations, borrowings under our revolving credit facility and existing cash on hand. During the six months ended June 30, 2012 and year ended December 31, 2011, we generated net income of $1.7 million and $0.6 million, respectively. Our profitability is impacted by the number and size of retail liquidation engagements performed on a quarterly and annual basis. Our cash flow from operations is also impacted by the interest expense on the $53.9 million of subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders. We generated cash from operations during the six months ended June 30, 2012 of $13.9 million and used cash from operations of $2.0 million during the year ended December 31, 2011.

Effective July 31, 2011, we entered into individual amendments that increased the principal amount of the promissory notes with the two former Great American Members by an aggregate amount of $1.8 million of accrued interest that was originally due on July 31, 2011. The addition to the principal amount accrues interest at the note rate of 3.75% and continues to be subject to annual prepayments based upon our cash flow and the maintenance of a minimum adjusted cash balance as provided in the notes prior to the capitalization of the accrued interest. As a result, the principal balance of the promissory notes to the two former Great American Members increased from an aggregate amount of $47.0 million to $48.8 million. The remaining $5.1 million of the $53.9 million of principal amount of the promissory notes is payable to the Phantom Equityholders in three equal annual debt service payments of principal of $1.7 million beginning July 31, 2012. Quarterly interest on the notes payable in the amount of $0.5 million and the annual principal payment of $1.7 million was paid to the Phantom Equityholders on July 31, 2012 in accordance with the terms of the notes payable.

While we continue to monitor our expenses, we have expanded our operations in the United States with the formation of GA Keen Realty Advisors in January 2011 and continue to expand our operations in the United Kingdom. These business activities have increased our overall operating costs on an annual basis; however, these efforts contributed favorably to our operating results during the six months ended June 30, 2012 and year ended December 31, 2011.

As of June 30, 2012, we had $23.4 million of unrestricted cash and $2.0 million of borrowings outstanding on our revolving credit facility and no borrowings outstanding under the asset based credit facility. We believe that our current cash and cash equivalents, funds available under our asset based credit facility and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and service interest and principal payments due on our long term debt.

Cash Flow Summary

	Six Months Ended June 30,
	2012	2011

Net cash provided by (used in):
Operating activities	$13,939	$(3,143)
Investing activities	(1,764)	(92)
Financing activities	(3,636)	557
Effect of foreign currency on cash	(138)	(12)
Net increase in cash and cash equivalents	$8,401	$(2,690)

Cash provided by operating activities was $13.9 million for the six months ended June 30, 2012 compared to cash used in operating activities of $3.1 million in the same period in 2011. The increase in cash provided by operating activities in 2012 was primarily due to an increase in revenues and income from operations during the six months ended June 30, 2012 as compared to the same period in 2011. Net cash used in investing activities was $1.8 million for the six months ended June 30, 2012 compared to cash used in investing activities of $0.1 million during the six months ended June 30, 2011. Net cash used in investing activities during the six months ended June 30, 2012 was primarily comprised of (a) $1.3 million of cash used to acquire the retail operations of Shoon in the United Kingdom; (b) $0.3 million for the purchase of property and equipment; and (c) $0.2 million of cash used to fund our equity investment in Great American Real Estate, LLC. Cash used in financing activities was $3.6 million for the six months ended June 30, 2012 compared to cash provided by financing activities of $0.6 million during the six months ended June 30, 2011. Cash used in financing activities in 2012 consisted of $2.0 million for the repayment of borrowings under our note payable and $1.8 million of distributions to noncontrolling interests, offset by proceeds received of $0.1 million from borrowings under our revolving line of credit and $0.1 million of proceeds from the formation of noncontrolling interests.

Credit Agreements

From time to time, we utilize our asset based credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. We are permitted to borrow up to $100.0 million under the credit facility; however, borrowings under the credit facility are only made at the discretion of the lender. The base rate for the credit facility is the greater of (i) the Wells Fargo prime rate, (ii) LIBOR plus 1.00% and (iii) the Federal Funds Effective Rate plus 0.50%. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. We typically seek borrowings on an engagement-by- engagement basis. The credit facility expires in July 2013; however, borrowings under the credit facility are generally required to be repaid within 180 days. At June 30, 2012 and December 31, 2011, there was no outstanding balance under the credit facility for borrowing or outstanding letters of credit.

On May 29, 2008, Great American Group Energy Equipment, LLC (“GAGEE”) entered into a credit agreement to finance the purchase of oil rigs and other equipment related to the oil exploration business to be sold at auction or liquidation. Under the original credit agreement, the principal amount of the loan was $12.0 million and borrowings bear interest at a rate of 20% per annum. The loan is collateralized by the oil rigs and other equipment related to the oil exploration business that was purchased with the proceeds from the loan. GAGEE is required to make principal and interest payments from proceeds from the sale of the oil rigs and other equipment related to the oil exploration business. GAGEE is a special purpose entity created to purchase the oil rigs and other equipment related to the oil exploration business, whose assets consist only of the oil rigs and other equipment related to the oil exploration business in question and whose liabilities are limited to the lenders’ note and certain operational expenses related to this transaction. Under the Third Amendment to the Credit Agreement dated March 19, 2012, the maturity date of the note payable was extended to December 31, 2012 with an interest rate of 0% through maturity. The Third Amendment to the Credit Agreement also provided for the lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable. During the quarter ended June 30, 2012, one oil rig with a net book value of $1.8 million at December 31, 2011 was sold for cash and $1.7 million of the proceeds from the sale was used to pay the Lenders to reduce the note payable balance. GAG, LLC guaranteed GAGEE’s liabilities to the lenders up to a maximum of $1.2 million. GAG, LLC made a payment of $1.2 million on October 9, 2009 in full satisfaction of its guaranty under the credit agreement, which reduced the principal amount of borrowings and interest due under the credit agreement. The credit agreement does not provide for other recourse against us, GAG, LLC or any of our other subsidiaries.

Accounts Receivable Line of Credit

On May 17, 2011, one of our majority owned subsidiaries entered into an Accounts Receivable Line of Credit with a finance company. The Accounts Receivable Line of Credit is collateralized by the accounts receivable of our majority owned subsidiary and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Accounts Receivable Line of Credit, with maximum borrowings not to exceed $2.0 million. The interest rate under the Accounts Receivable Line of Credit is the prime rate plus 2%, payable monthly in arrears. Effective February 3, 2012, the Accounts Receivable Line of Credit was amended to extend the expiration date from May 16, 2012 to February 13, 2013 and increase the maximum borrowings allowed from $2.0 million to $3.0 million. The maturity date may be extended for successive periods equal to one year, unless our majority owned subsidiary gives the finance company written notice of its intent to terminate the Accounts Receivable Line of Credit at least thirty days prior to the maturity date. The finance company has the right to terminate the Accounts Receivable Line of Credit at its sole discretion upon giving sixty days’ prior written notice. GAG, LLC entered into a limited continuing guaranty of our majority owned subsidiary’s obligations under the Accounts Receivable Line of Credit. Borrowings outstanding under the Accounts Receivable Line of Credit were $2.0 million and $1.9 million at June 30, 2012 and December 31, 2011, respectively.

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

As of June 30, 2012 and December 31, 2011, there was $48.8 million in aggregate principal amount outstanding owed to the Great American Members, all of which accrues interest at 3.75%. As of June 30, 2012 and December 31, 2011, there was $5.1 million in aggregate principal amount outstanding payable to the Phantom Equityholders. Of the total amount, $52.0 million accrues interest at 3.75% and $1.9 million accrues interest at 12.0%. The accrued interest payable and current principal amount of $1.7 million on the notes payable was paid on July 31, 2012 in accordance with the terms of the notes payable.

Off Balance Sheet Arrangements

On July 8, 2010, the Company loaned $3.2 million to GARE for the purposes of investing in GAHA Fund II, LLC, a newly formed joint venture which is 50% owned by GARE. GAHA Fund II, LLC is a special purpose entity created to purchase non-performing distressed real estate loans at a discount to par from a financial institution and market the loans and real estate to third parties. The note receivable bears interest at a rate of 15% per annum and all unpaid principal and interest was originally due on July 8, 2011. In July 2011, the maturity date of the loan was extended and the interest rate was reduced to 8% per annum.  On December 29, 2011, additional funds in the amount of $0.6 million were loaned to GARE and the note receivable was amended to increase the outstanding balance to $3.8 million and extend the maturity date to July 31, 2012. Interest income was $0.2 million for the six months ended June 30, 2012 and is included in interest income in the accompanying condensed consolidated statement of operations. The note receivable in the amount of $3.8 million is included in note-receivable – related party as of June 30, 2012 in the accompanying condensed consolidated balance sheet. In July 2012, the Company received a principal payment on the note receivable in the amount of $3.1 million which reduced the principal balance from $3.8 million at June 20, 2012 to $0.7 million at July 31, 2012.

Other than with respect to our arrangements with GAHA Fund II and GARE, as further described in Note 12 “Related Party Transactions” to our condensed consolidated financial statements, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements and do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, established for the purpose of facilitating off-balance sheet arrangements. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

New Accounting Standards

See Note 2—”Summary of Significant Accounting Policies” to condensed consolidated financial statements for information regarding new accounting guidance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of our fiscal quarter ended June 30, 2012. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

Although we were profitable during the six months ended June 30, 2012 and year ended December 31, 2011, we incurred a net loss during year ended December 31, 2010. Our operations in 2010 were impacted by fewer liquidation engagements during the year as economic conditions for retailers and credit markets improved. Revenues in our auction and liquidation segment were $21.0 million during the year ended December 31, 2010 as compared to $40.8 million during the years ended December 31, 2011. Our profitability in each reporting period is impacted by the number and size of retail liquidation engagements we perform on a quarterly or annual basis. It is possible that we will experience losses with respect to our current operations as we continue to expand our operations. In addition, we expect that our operating expenses will increase to the extent that we grow our business. We may not be able to generate sufficient revenues to maintain profitability.

Our substantial level of indebtedness may make it difficult for us to satisfy our debt obligations and may adversely affect our ability to obtain financing for working capital, capitalize on business opportunities or respond to adverse changes in our industry.

In connection with the consummation of the Acquisition on July 31, 2009, we issued subordinated unsecured promissory notes in the principal amount of $55.6 million payable to the Great American Members and the Phantom Equityholders, which includes our Chairman and Vice Chairman who own or control, in the aggregate, 10,560,000 shares of our common stock or 35.2% of our outstanding common stock as of June 30, 2012. As of June 30, 2012, an aggregate principal amount of $53.9 million remains outstanding on the promissory notes. We have entered into amendments and waivers with the Great American Members and certain of the Phantom Equityholders that reduce the interest rate of the notes, defer interest payments and, with respect to the Great American Members, extend the maturity date of the notes and increase the principal amount payable by the amount of accrued but unpaid interest under the notes. As of June 30, 2012, an aggregate principal amount of $48.8 million remains in notes outstanding to the Great American Members. These notes have an interest rate of 3.75% and a maturity date of July 31, 2018 (subject to annual principal payments based upon our cash flow, with certain limitations). As of June 30, 2012, there is an aggregate principal amount of $5.1 million in notes outstanding payable to the Phantom Equityholders. Of this amount, $52.0 million have an interest rate of 3.75% and $1.9 million have an interest rate of 12.0%.

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

Our executive officers, directors and their affiliates own or control, in the aggregate, approximately 39.9% of our outstanding common stock as of June 30, 2012. In particular, our Chairman and Vice Chairman own or control, in the aggregate, 10,560,000 shares of our common stock or 35.2% of our outstanding common stock as of June 30, 2012. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:

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

We may incur losses as a result of activities in the United Kingdom that include the operation of retail activities and the acquisition of distressed debt from banks and finance or investment companies in connection with our auction and liquidation solutions business.

In some instances, we may provide financing to clients in the United Kingdom with a focus in the retail industry that are in need of junior secured loans for growth capital, working capital, and turnaround financing. Because of the difference in the legal regime in which retailers operate in the United Kingdom, our business activities in the United Kingdom may frequently involve lending activities that include the acquisition of distressed operating retailers or debt of distressed retailers from banks and finance companies at a discount to face value. These loans are serviced by us and are generally secured by assets of the retailer, including inventory, accounts receivable, real estate and intellectual property. The determination of the amount we may lend or the purchase price we pay to acquire the distressed debt is based on a variety of factors, including: our evaluation of the estimated realized value of the inventory of the retailer and collateral of the debt in the event the retailer would need to be liquidated. An inaccurate estimate of any of the above or inaccurate valuation of the assets or inventory could result in us lending amounts or purchasing debt for an amount that may not be realizable in the event the retailer would need to be liquidated. Therefore, we may suffer credit losses from these financing activities and our financial condition and results of operations could be adversely affected. To the extent that we acquire distressed operating retailers, as we did with Shoon, we will be subject to the risks inherent in such operations. If we are inaccurate in our estimation of the ability of the operations to fund the repayment of our investment, or if the value of collateral we take to secure the repayment is less than the value of our investment, then we may not recover funds that we contribute either in debt or equity to such retailers.

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

Great American Group, Inc.

Date: August 14, 2012	By:	/s/ Paul S. Erickson

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