Form 10-Q
period 2012-09-30
Great American Group, Inc.
filed 2012-11-15
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 9, 2012, there were 30,002,975 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Great American Group, Inc.

Quarterly Report on Form 10-Q

For The Quarter Ended September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,987	$15,034
Restricted cash	6,767	—
Accounts receivable, net	6,148	7,482
Advances against customer contracts	2,813	5,276
Inventory	2,686	—
Goods held for sale or auction	10,626	12,934
Loan receivable	537	8,306
Note receivable - related party	680	3,844
Deferred income taxes	4,765	4,460
Prepaid expenses and other current assets	1,175	1,110
Total current assets	55,184	58,446
Property and equipment, net	897	916
Goodwill	5,688	5,688
Other intangible assets, net	140	140
Deferred income taxes	10,311	10,504
Other assets	642	664
Total assets	$72,862	$76,358
Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$12,514	$13,718
Auction and liquidation proceeds payable	612	18
Mandatorily redeemable noncontrolling interests	2,817	3,408
Revolving credit facility	1,266	1,942
Current portion of long-term debt	1,724	1,724
Notes payable	9,695	11,555
Current portion of capital lease obligation	20	29
Total current liabilities	28,648	32,394
Capital lease obligation, net of current portion	—	13
Long-term debt, net of current portion	50,483	52,207
Total liabilities	79,131	84,614
Commitments and contingencies
Great American Group, Inc. stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 135,000,000 shares authorized; 30,002,975 and 31,001,609 issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	4	4
Additional paid-in capital	3,082	3,177
Retained earnings (deficit)	(10,051)	(11,190)
Accumulated other comprehensive income (loss)	(36)	(247)
Total Great American Group, Inc. stockholders' equity (deficit)	(7,001)	(8,256)
Noncontrolling interests	732	—
Total equity (deficit)	(6,269)	(8,256)
Total liabilities and equity (deficit)	$72,862	$76,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues:
Services and fees	$10,956	$27,575	$41,154	$50,147
Sale of goods	3,279	937	12,052	2,012
Total revenues	14,235	28,512	53,206	52,159
Operating expenses:
Direct cost of services	4,844	7,613	16,097	15,904
Cost of goods sold	2,172	974	8,449	2,287
Selling, general and administrative expenses	7,878	10,897	26,155	26,848
Total operating expenses	14,894	19,484	50,701	45,039
Operating income (loss)	(659)	9,028	2,505	7,120
Other income (expense):
Other expense	—	(3)	—	(13)
Interest income	30	119	186	409
Income (loss) from equity investment in Great American Real Estate, LLC	165	(174)	45	(522)
Gain from bargain purchase	—	—	1,366	—
Interest expense	(678)	(2,921)	(1,951)	(3,874)
Income (loss) before income taxes	(1,142)	6,049	2,151	3,120
(Provision) benefit for income taxes	375	(2,018)	(387)	(1,864)
Net income (loss)	(767)	4,031	1,764	1,256
Net income attributable to noncontrolling interests	(220)	—	625	—
Net income (loss) attributable to Great American Group, Inc.	$(547)	$4,031	$1,139	$1,256

Basic income (loss) per share	$(0.02)	$0.14	$0.04	$0.04
Diluted income (loss) per share	$(0.02)	$0.14	$0.04	$0.04

Weighted average basic shares outstanding	28,682,975	28,650,980	28,682,521	28,491,812
Weighted average diluted shares outstanding	28,682,975	29,519,141	29,599,012	29,359,973

Comprehensive income (loss):
Net income (loss)	$(767)	$4,031	$1,764	$1,256
Other comprehensive income (loss):
Change in cumulative translation adjustment	(52)	36	211	(94)
Other comprehensive income (loss), net of tax	(52)	36	211	(94)
Total comprehensive income (loss)	(819)	4,067	1,975	1,162
Comprehensive income (loss) attributable to noncontrolling interests	220	—	(625)	—
Comprehensive income (loss) attributable to Great American Group, Inc.	$(599)	$4,067	$1,350	$1,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity (Deficit)

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

(Dollars in thousands)

							Accumulated
					Additional	Retained	Other		Total
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Interests	(Deficit)

Balance, January 1, 2011	—	$—	30,559,036	$4	$2,878	$(11,792)	$7	$—	$(8,903)
Net income for the nine months ended September 30, 2011						1,256			1,256
Foreign currency translation adjustment							(94)		(94)
Vesting of restricted stock, net of shares withheld for employment taxes			442,573		(132)				(132)
Share based compensation					431				431
Balance, September 30, 2011	—	$—	31,001,609	$4	$3,177	$(10,536)	$(87)	$—	$(7,442)

Balance, January 1, 2012	—	$—	31,001,609	$4	$3,177	$(11,190)	$(247)	$—	$(8,256)
Net income for the nine months ended September 30, 2012						1,139		625	1,764
Foreign currency translation adjustment							211		211
Formation of noncontrolling interests								78	78
Cancellation of founders contingent shares held in escrow			(1,000,000)						-
Purchase of noncontrolling interest in subsidiary					(95)				(95)
Changes in noncontrolling interests								29	29
Adjustment from restricted stock awards			1,366						-
Balance, September 30, 2012	—	$—	30,002,975	$4	$3,082	$(10,051)	$(36)	$732	$(6,269)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$1,764	$1,256
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	611	625
Recoveries of bad debts	(116)	–
Impairment of goods held for sale or auction	127	–
Share-based payments	–	431
Effect of foreign currency on operations	(48)	(85)
Non-cash interest	(10)	1,148
Amortization of discount on note payable	–	424
Loss (income) from equity investment in Great American Real Estate, LLC	(45)	522
Gain from bargain purchase	(1,366)	–
Loss on disposal of assets	3	3
Deferred income taxes	(112)	1,735
Income allocated to mandatorily redeemable noncontrolling interests	1,497	3,538
Change in operating assets and liabilities:
Accounts receivable and advances against customer contracts	3,588	(11,208)
Inventory	1,050	–
Goods held for sale or auction	2,054	597
Loan receivable	7,769	(10,939)
Prepaid expenses and other assets	314	(507)
Accounts payable and accrued expenses	(2,097)	8,482
Auction and liquidation proceeds payable	594	(1,712)
Net cash provided by (used in) operating activities	15,577	(5,690)
Cash flows from investing activities:
Acquisition of business	(1,246)	–
Purchase of noncontrolling interest in subsidiary	(95)	–
Purchases of property and equipment	(403)	(237)
Proceeds from sale of property and equipment	21
Decrease in note receivable - related party	3,164	2,706
Equity investment in Great American Real Estate, LLC	(120)	(331)
Increase in restricted cash	(6,767)	(5,373)
Net cash used in investing activities	(5,446)	(3,235)
Cash flows from financing activities:
Repayments of capital lease obligations	(22)	(20)
Proceeds from (repayment of) revolving line of credit	(676)	1,694
Repayments of notes payable	(2,042)	(306)
Repayments of long term debt	(1,724)	–
Proceeds from notes payable	–	7,000
Payment of employment taxes on vesting of restricted stock	–	(132)
Proceeds from formation of noncontrolling interests	78	–
Distribution to noncontrolling interests	(2,074)	(2,962)
Net cash (used in) provided by financing activities	(6,460)	5,274
Increase (decrease) in cash and cash equivalents	3,671	(3,651)
Effect of foreign currency on cash	282	(9)
Net increase (decrease) in cash and cash equivalents	3,953	(3,660)
Cash and cash equivalents, beginning of period	15,034	20,080
Cash and cash equivalents, end of period	$18,987	$16,420
Supplemental disclosures:
Interest paid	$1,961	$887
Taxes paid	278	–

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

Over the past years, the Company’s growth has been funded through a combination of profits generated from operations and more recently from proceeds received from the reverse merger with Alternative Asset Management Acquisition Corp. (“AAMAC”) on July 31, 2009. During the nine months ended September 30, 2012 and year ended December 31, 2011, the Company generated net income of $1,139 and $602, respectively. The Company’s profitability is impacted by the number and size of retail liquidation engagements performed on a quarterly and annual basis. As economic conditions and credit markets have improved for retailers, the number of large retail liquidation engagements in the auction and liquidation industry has decreased from historical levels. These factors, in addition to the interest expense on the $52,207 of subordinated, unsecured promissory notes payable to Andy Gumaer and Harvey Yellen, the two former members of Great American Group, LLC (the “Great American Members”), both of whom are executive officers and directors of the Company and certain members of senior management of Great American Group, LLC (“GAG, LLC”) who were participants in a deferred compensation plan (the “Phantom Equityholders”), resulted in the net use of $2,045 of cash from operations during the year ended December 31, 2011.

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

As of September 30, 2012, the Company had $18,987 in cash and cash equivalents, $6,767 in restricted cash, $1,266 of borrowings outstanding on its revolving credit facility and no borrowings outstanding under the asset based credit facility. The Company believes that its current cash and cash equivalents, funds available under its asset based credit facility and cash expected to be generated from operating activities will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. The Company continues to monitor its financial performance to ensure sufficient liquidity to fund operations.

(b)	Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of Great American Group, Inc. and its wholly-owned and majority-owned subsidiaries. The condensed consolidated financial statements also include the accounts of the variable interest entity discussed in Note 13 where the Company determined it is the primary beneficiary and has control of the board of directors. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 31, 2012. The results of operations for the nine months ended September 30, 2012, are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

(c)	Revenue Recognition

Revenues are recognized in accordance with the accounting guidance when persuasive evidence of an arrangement exists, the related services have been provided, the fee is fixed or determinable, and collection is reasonably assured.

Revenues in the Valuation and Appraisal segment are primarily comprised of fees for valuation and appraisal services. Revenues are recognized upon the delivery of the completed services to the related customers and collection of the fee is reasonably assured. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs which totaled $606 and $654 for the three months ended September 30, 2012 and 2011, respectively, and $1,903 and $1,844 for the nine months ended September 30, 2012 and 2011, respectively.

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

Commission and fees earned on the sale of goods at auction and liquidation sales are recognized when evidence of an arrangement exists, the sales price has been determined, title has passed to the buyer and the buyer has assumed the risks of ownership and collection is reasonably assured. The commission and fees earned for these services are included in revenues in the accompanying condensed consolidated statement of operations. Under these types of arrangements, revenues also include contractual reimbursable costs which totaled $1,199 and $1,934 for the three months ended September 30, 2012 and 2011, respectively, and $3,674 and $3,266 for the nine months ended September 30, 2012 and 2011, respectively.

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

In the normal course of business, the Company will enter into collaborative arrangements with other merchandise liquidators to collaboratively execute auction and liquidation contracts. The Company’s collaborative arrangements specifically include contractual agreements with other liquidation agents in which the Company and such other liquidation agents actively participate in the performance of the liquidation services and are exposed to the risks and rewards of the liquidation engagement. The Company’s participation in collaborative arrangements including its rights and obligations under each collaborative arrangement can vary. Revenues from collaborative arrangements are recorded net based on the proceeds received from the liquidation engagement. Amounts paid to participants in the collaborative arrangements are reported separately as direct costs of revenues. Revenue from collaborative arrangements in which the Company is not the majority participant is recorded net based on the Company’s share of proceeds received. There were $677 of revenues and $72 of direct cost of services subject to collaborative arrangements during the three months ended September 30, 2012 and $1,587 of revenues and $1,054 of direct cost of services subject to collaborative arrangements during the nine months ended September 30, 2012. There were $8,806 of revenues and $161 of direct cost of services subject to collaborative arrangements during the three months ended September 30, 2011 and $10,610 of revenues and $1,291 of direct cost of services subject to collaborative arrangements during the nine months ended September 30, 2011.

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

Revenues from financing activities in the United Kingdom from one loan represented 5.6% and 9.5% of total revenues during the three and nine months ended September 30, 2012, respectively. Revenues from two liquidation service contracts represented 51.5% of total revenues during the three months ended September 30, 2011 and 28.2% total revenues during the nine months ended September 30, 2011. Total revenues in the Valuation and Appraisal segment are primarily generated in the United States.

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

The Company maintains deposits in accounts under the control of a financial institution as collateral for letters of credit relating to liquidation engagements. As of September 30, 2012, the Company had $6,767 of restricted cash that primarily related to collateral for letters of credit issued in connection with one retail liquidation engagement. At the conclusion of the retail liquidation engagement, the letter of credit is generally cancelled and to the extent performance guarantees are satisfied in accordance with the retail liquidation contract the restricted cash will be released to the Company.

(i)	Accounts Receivable

Accounts receivable represents amounts due from the Company’s valuation and appraisal customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. There was no bad debt expense during the nine months ended September 30, 2012 and 2011. Bad debt expense is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

(j)	Advances Against Customer Contracts

Advances against customer contracts represent advances of contractually reimbursable expenses incurred prior to, and during the term of the liquidation services contract. These advances are charged to expense in the period that revenue is recognized under the contract.

(k)	Inventory

Inventory consists of merchandise inventories valued at the lower of cost or market. The cost of merchandise inventories are based upon an average cost methodology. Our decisions to write-down our merchandise inventories are based on their current rate of sale, the age of the inventory, the profitability of the inventory and other factors. The inventory reserve also includes inventory whose estimated market value is below cost and an estimate for inventory shrinkage. At September 30, 2012, the inventory reserve was $26 for shrinkage and reserve for anticipated losses for the period.

(l)	Goods Held for Sale or Auction

Goods held for sale or auction are stated at the lower of cost, determined by the specific-identification method, or market.

(m)	Loan Receivable

The loan receivable in the amount of $537 and $8,306 at September 30, 2012 and December 31, 2011, respectively, is stated at amortized cost and consists of a loan acquired from an investment bank at a discount from face value that provided financing to a retail company with operations in the United Kingdom. Income is recognized using the effective interest method and the discount is amortized to income over the stated term of the loan receivable. Financing revenues earned from the loan receivable totaled $464 and $4,718 during the three and nine months ended September 30, 2012, respectively, and includes interest income of $89 and $641 and amortization of discount on the loan receivable of $375 and $4,077 during the three and nine months ended September 30, 2012, respectively. There were no financing revenues earned during the three and nine months ended September 30, 2011. The revenues from financing activities are included in revenues from services and fees in the auction and liquidation segment in the condensed consolidated statement of operations.

(n)	Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation and amortization expense was $153 and $186 for the three months ended September 30, 2012 and 2011, respectively, and $468 and $544 for the nine months ended September 30, 2012 and 2011, respectively.

(o)	Fair Value Measurements

On January 1, 2009, the Company adopted the new accounting guidance and all other guidance related to fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

The Company records mandatorily redeemable noncontrolling interests that were issued after November 5, 2003 at fair value with fair value determined in accordance with the Accounting Standards Codification (“ASC”). The following table below presents information about the Company’s mandatorily redeemable noncontrolling interests that are measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 which are categorized using the three levels of fair value hierarchy. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following tables present information on the liabilities measured and recorded at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

	Financial Assets Measured at Fair Value on a
	Recurring Basis at September 30, 2012, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	September 30,	identical assets	inputs	inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,208	$-	$-	$2,208
Total liabilities measured at fair value	$2,208	$-	$-	$2,208

	Financial Assets Measured at Fair Value on a
	Recurring Basis at December 31, 2011, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,882	$-	$-	$2,882
Total liabilities measured at fair value	$2,882	$-	$-	$2,882

The Company determined the fair value of mandatorily redeemable noncontrolling interests described above based on the issuance of similar interest for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports prepared by outside specialists. The amount reported at fair value at September 30, 2012 and December 31, 2011 also includes the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis. There was no change in the fair value measurement of the noncontrolling interests during the nine months ended September 30, 2012. The decrease in the fair value of $674 during the nine months ended September 30, 2012 presented in the table above reflects the change in undistributed earnings attributable to the noncontrolling interest during such period. At September 30, 2012, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

The accompanying condensed consolidated balance sheets do not include fiduciary funds, which are held by the Company on behalf of clients in connection with the administration of loans in the performance of capital advisory services. There were no funds held by the Company on behalf of clients at September 30, 2012.

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

NOTE 3— ACCOUNTS RECEIVABLE

The components of accounts receivable, net, include the following:

	September 30,	December 31,
	2012	2011

Accounts receivable	$6,305	$7,829
Unbilled receivables	151	77
Total accounts receivable	6,456	7,906
Allowance for doubtful accounts	(308)	(424)
Accounts receivable, net	$6,148	$7,482

Additions and changes to the allowance for doubtful accounts consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Balance, beginning of period	$424	$15	$424	$15
Add: Additions to reserve	7	-	7	-
Less: Write-offs	(7)	(15)	(7)	(15)
Less: Recoveries	(116)	-	(116)	-
Balance, end of period	$308	$-	$308	$-

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

NOTE 4— GOODS HELD FOR SALE OR AUCTION

	September 30,	December 31,
	2012	2011

Machinery and equipment	$7,117	$10,189
Leased equipment	2,772	1,781
Aircraft parts and other	737	964
Total	$10,626	$12,934

Goods held for sale or auction includes machinery and equipment, leased equipment with a carrying value of $2,867 and $2,000, net of accumulated depreciation of $95 and $219 as of September 30, 2012 and December 31, 2011, respectively, and aircraft parts and other. Machinery and equipment is primarily comprised of oil rigs with a carrying value of $6,430 and $9,737 as of September 30, 2012 and December 31, 2011, respectively, and includes a lower of cost or market adjustment of $1,087. The leased equipment consists of one oil rig at September 30, 2012 pursuant to a lease that was executed during the first quarter of 2012. The oil rig at December 31, 2011 with a net book value of $1,781 was sold during the second quarter of 2012. The oil rig is depreciated over a period of 15 years which approximates their useful life. Aircraft parts and other is primarily comprised of aircraft parts with a carrying value of $737 and $964 which includes a lower of cost or market adjustment of $714 and $627 as of September 30, 2012 and December 31, 2011, respectively. The Company recorded a recovery of $11 during the three months ended September 30, 2012 from the sale of certain equipment that had previously been written down with a lower-of-cost or market adjustment. The total amount recorded by the Company for a lower-of-cost or market adjustment for goods held for sale or auction was $111 during the nine months ended September 30, 2012. The Company had recorded deferred revenue of $624 at December 31, 2011 that was applied to the purchase option in accordance with the lease agreement upon the sale of the oil rig in the second quarter of 2012 and recognized as revenue and included in the revenue - sale of goods in the condensed consolidated statement of operations.

Machinery and equipment with a carrying value of $6,430 and leased equipment with a carrying value of $2,772 serve as collateral for the $9,513 note payable as of September 30, 2012 as more fully described in Note 8.

NOTE 5— GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $5,688 is comprised of $1,975 of goodwill in the Auction and Liquidation segment and $3,713 of goodwill in the Valuation and Appraisal segment at September 30, 2012. There have been no changes to the carrying amount of goodwill since December 31, 2007.

Other intangible assets with finite lives include customer relationships which are being amortized over their estimated useful lives of 6 years. Other intangible assets include customer relationships of $970 and accumulated amortization of $970 and trademarks of $140 which have been identified as an indefinite lived intangible asset that is not being amortized at September 30, 2012 and December 31, 2011. Amortization expense was $81 for the nine months ended September 30, 2011. There was no amortization expense for three months ended September 30, 2011 and the three and nine months ended September 30, 2012.

NOTE 6— CREDIT FACILITIES

The Company has a $100,000 asset based credit facility with a financial institution that expires on July 16, 2013. The asset based credit facility can be used for borrowings and letter of credit obligations up to the aggregate amount of $100,000. The base rate on the credit facility is the greater of (1) the Wells Fargo prime rate; (2) the LIBOR plus 1.00% and (3) the Federal Funds Effective Rate plus 0.50%.  On December 8, 2010, the credit agreement was amended and restated to allow for borrowings by the Company’s wholly owned subsidiary in the United Kingdom. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The credit facility also provides for success fees in the amount of 5% to 20% of the profits earned on the liquidation contract, if any, as defined in the credit facility. Interest expense totaled $53 for the three and nine months ended September 30, 2012. Interest expense totaled $1,291 (including success fee of $1,109) for the three months ended September 30, 2011 and $1,306 (including success fee of $1,124) for the nine months ended September 30, 2011. There was no outstanding balance for cash borrowings or letters of credit obligations under this credit facility at September 30, 2012 and December 31, 2011.

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

On May 17, 2011, GAAV entered into a Loan and Security Agreement (Accounts Receivable Line of Credit) (the “Line of Credit”) with BFI Business Finance (“BFI”). The Line of Credit is collateralized by the accounts receivable of GAAV and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Line of Credit, with maximum borrowings not to exceed $2,000. The interest rate under the Line of Credit is the prime rate plus 2%, payable monthly in arrears. The Line of Credit was originally scheduled to expire on May 16, 2012; however, the Line of Credit was amended effective February 3, 2012 and the expiration date was extended to February 3, 2013 and the maximum borrowings allowed was increased from $2,000 to $3,000. The maturity date may be extended for successive periods equal to one year, unless GAAV gives BFI written notice of its intent to terminate the Line of Credit at least thirty days prior to the maturity date of the Line of Credit. BFI has the right to terminate the Line of Credit at its sole discretion upon giving sixty days’ prior written notice to GAAV. In connection with the Line of Credit, GAG, LLC entered into a limited continuing guaranty of GAAV’s obligations under the Line of Credit. Interest expense totaled $24 and $36 for the three months ended September 30, 2012 and 2011, respectively, and $94 and $51 for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 7— LONG-TERM DEBT

Long-term debt consists of the following arrangements:

	September 30,	December 31,
	2012	2011

$60,000 notes payable to each of the former Great American Members and the Phantom
Equityholders of GAG, LLC issued in connection with the Acquisition dated July 31, 2009	$52,207	$53,931
Total long-term debt	52,207	53,931
Less current portion of long-term debt	1,724	1,724
Long-term debt, net of current portion	$50,483	$52,207

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

At September 30, 2012, the maturity date for $48,759 of principal amount payable to the two former Great American Members is due on July 31, 2018, subject to annual prepayments based on the Company’s cash flows and other limitations described above. The remaining $3,448 of principal amount payable to the Phantom Equityholders is due in two equal annual installments on July 31, 2013 and 2014. The annual principal payments of $1,724 was paid to the Phantom Equityholders on July 31, 2012 in accordance with the terms of the notes payable.

Interest expense was $529 and $563 for the three months ended September 30, 2012 and 2011, respectively, and $1,613 and $1,670 for the nine months ended September 30, 2012 and 2011, respectively. In accordance with the Amendments to the notes payable, the current portion of the amended notes payable in the amount of $1,724 and the long-term portion of the amended notes payable in the amount of $50,483 has been recorded in the accompanying condensed consolidated balance sheets as of September 30, 2012. Accrued interest payable was $344 and $365 on the notes payable as of September 30, 2012 and December 31, 2011, respectively, and is included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

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

On December 31, 2009, GAGEE entered into an amendment to credit agreement (the “First Amendment To Credit Agreement”) dated as of December 18, 2009 with Garrison Special Opportunities Fund LP and the Administrative Agent, whereby the Lender agreed to forebear from exercising any of the remedies available to them under the Forbearance Agreement and the related Security Agreement and to extend the maturity date of the Forbearance Agreement until November 18, 2010, unless a forbearance default occurs, as specified in the Amended Credit Agreement. Pursuant to the terms of the First Amendment To Credit Agreement and Second Amendment To Credit Agreement (collectively, the Amended Credit Agreement”), the interest rate was reduced from 20% to 0% and the Lender agreed to reimburse GAGEE for certain expenses from proceeds of the sale assets that collateralize the Amended Credit Agreement. The Forbearance Agreement expired on November 18, 2010. GAGEE entered into a Second Amendment to the credit agreement on May 9, 2011, which extended the maturity date of the note payable to November 19, 2011 with an interest rate of 0% through maturity (the “Second Amendment to the Credit Agreement”). The Second Amendment to the Credit Agreement also provided for the lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable. As a result of the delay in entering into the Second Amendment to the Credit Agreement, interest in the amount of $309 was accrued from the date of the expiration of the First Amendment to the Credit Agreement on November 18, 2010 to December 31, 2010 at an interest rate of 22% (the default rate). This accrued interest of $309 was reversed in the first quarter of 2011, as the Second Amendment to the Credit Agreement provides for 0% interest for that period, and reflected in the consolidated statement of operations as a reduction of interest expense. GAGEE entered into a Third Amendment to the Credit Agreement on March 19, 2012, which extended the maturity date of the note payable to December 31, 2012 with an interest rate of 0% through maturity. The Third Amendment to the Credit Agreement provides for the lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable. GAGEE has no assets other than those collateralizing the loan which is comprised of machinery and equipment with a carrying value of $6,430 and leased equipment with a carrying value of $2,772 that is included in goods held for sale or auction in the accompanying balance sheet at September 30, 2012. GAG, LLC has satisfied its obligation to pay the $1,200 guarantee and the credit agreement does not provide for other recourse against GAG, LLC. During the second quarter of 2012, the oil rig with a net book value of $1,781 at December 31, 2011 was sold for cash and $1,688 of the proceeds from the sale was used to pay the Lenders to reduce the note payable balance in accordance with the Third Amendment to the Credit Agreement. There was no interest expense in connection with this note payable during the nine months ended September 30, 2012 and the reversal of interest expense of $309 in the first quarter of 2011 is reflected in the condensed consolidated statement of operations for the nine months ended September 30, 2011 as a reduction of interest expense.

On July 21, 2011, GAG, LLC entered into a loan agreement with Dialectic Capital Partners, LP, Dialectic Offshore Ltd., Dialectic Antithesis Partners, LP and Dialectic Antithesis Offshore Fund, Ltd. (collectively, the “Dialectic Lenders”) and Dialectic Capital Management, LLC as collateral agent. The loan agreement provided for a loan of $7,000 to GAG, LLC pursuant to a promissory note (the “Dialectic Note”) with a stated principal amount of $7,609 (the “Maturity Value”) and maturity date of July 31, 2013. The loan was used to fund a portion of GAG, LLC’s obligations in connection with its participation in a liquidation transaction. The loan agreement also provided for profit participation payments to the Dialectic Lenders up to a maximum of 5% of the Maturity Value.  Interest expense totaled $804 (including interest of $380 for profit participation payments) for the three and nine months ended September 30, 2011. The Dialectic Note was paid in full with no penalty on October 27, 2011.

NOTE 9— INCOME TAXES

The Company’s (provision) benefit for income taxes consists of the following:

	Nine Months Ended
	September 30,
	2012	2011
Current:
Federal	$(9)	$(37)
State	(35)	(92)
Foreign	97	-
Total current provision (benefit)	53	(129)

Deferred:
Federal	(378)	(1,468)
State	(62)	(267)
Total deferred provision	(440)	(1,735)

Total provision for income taxes	$(387)	$(1,864)

A reconciliation of the federal statutory rate of 34% for the nine months ended September 30, 2012 and 2011 to the effective tax rate for income (loss) from operations before income taxes is as follows:

	Nine Months Ended
	September 30,
	2012	2011

Provision for income taxes at federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	2.6	4.8
Foreign tax differential	(19.1)	-
Tax differential on vesting of restricted stock	-	23.1
Other	0.5	(2.1)
Effective income tax rate	18.0%	59.8%

Deferred income tax assets (liabilities) consisted of the following:

	September 30,	December 31,
	2012	2011
Deferred tax assets:
Allowance for doubtful accounts	$111	$150
Goods held for sale or auction	1,102	1,049
Deductible goodwill	544	566
Accrued liabilities	1,447	934
Deferred revenue	-	221
Mandatorily redeemable noncontrolling interests	699	685
Note payable to Phantom Equityholders	1,245	1,830
Share based payments	69	67
Other	546	68
Net operating loss carryforward	9,313	9,394
Total deferred tax assets	$15,076	$14,964

As of December 31, 2011, the Company had federal net operating loss carryforwards of $22,386 and state net operating loss carryforwards of $21,737. The Company’s federal net operating loss carryforwards will expire in the tax year ending December 31, 2030 and the state net operating loss carryforwards will expire in 2031.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. As of September 30, 2012 and December 31, 2011, the Company believes that it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance.

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

Basic and diluted earnings (loss) per share was calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income (loss) attributable to Great American Group, Inc.	$(547)	$4,031	$1,139	$1,256

Weighted average shares outstanding:
Basic	28,682,975	28,650,980	28,682,521	28,491,812
Effect of dilutive potential common shares:
Restricted stock units and non-vested shares	-	-	-	-
Contingently issuable shares	-	868,161	916,491	868,161
Diluted	28,682,975	29,519,141	29,599,012	29,359,973

Basic income (loss) per share	$(0.02)	$0.14	$0.04	$0.04
Diluted income (loss) per share	$(0.02)	$0.14	$0.04	$0.04

NOTE 11— COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject to certain legal and other claims that arise in the ordinary course of its business. The Company does not believe that the results of these claims are likely to have a material effect on its condensed consolidated financial position or results of operations.

NOTE 12— RELATED PARTY TRANSACTIONS

On January 4, 2010, the Company loaned $2,706 to GAHA Fund I, a wholly-owned subsidiary of GARE, a joint venture 50% owned by the Company and 50% owned by Kelly Capital, LLC. GAHA Fund I was created to purchase land and a commercial building that was subsequently sold by GAHA Fund I in January 2011. The note receivable was collateralized by the land and commercial building which was purchased with the proceeds from the loan. The note receivable bore interest at a rate of 10% per annum. The principal balance on the note and all unpaid interest was paid by GAHA Fund I in January 2011. Interest income was $10 for the nine months ended September 30, 2011 and is included in interest income in the accompanying condensed consolidated statement of operations.

On July 8, 2010, the Company loaned $3,224 to GARE for the purposes of investing in GAHA Fund II, LLC, a newly formed joint venture which is 50% owned by GARE. GAHA Fund II, LLC is a special purpose entity created to purchase non-performing distressed real estate loans at a discount to par from a financial institution and market the loans and real estate to third parties. The note receivable bears interest at a rate of 15% per annum and all unpaid principal and interest was originally due on July 8, 2011. In July 2011, the maturity date of the loan was extended and the interest rate was reduced to 8% per annum.  On December 29, 2011, additional funds in the amount of $620 were loaned to GARE and the note receivable was amended to increase the outstanding balance to $3,844 and extend the maturity date to July 31, 2012. During the nine months ended September 30, 2012, the Company received principal payments on the note receivable in the amount of $3,164. Interest income was $28 and $41 for the three months ended September 30, 2012 and 2011, respectively, and $182 and $305 for the nine months ended September 30, 2012 and 2011, respectively, and is included in interest income in the accompanying condensed consolidated statements of operations. The note receivable in the amount of $680 and $3,844 is included in note-receivable – related party and accrued interest receivable in the amount of $10 and $604 is included in prepaid expenses and other current assets as of September 30, 2012 and December 31, 2011, respectively, in the accompanying condensed consolidated balance sheet.

In accordance with the accounting guidance for consolidation of variable interest entities, the Company has determined that the subordinated financing arrangements in the form of notes receivable described above with GARE changes the status of each of the entities to variable interest entity (“VIE’). The Company, in determining whether or not it is the primary beneficiary of GARE, considered the disproportionate capital contributions that are currently made by the Company, the voting interests of the members of GARE and each member’s ability to direct the activities of GARE. The Company determined it is not the primary beneficiary of the VIE since decisions to direct the operations of GARE are done jointly by the members of GARE and the Company does not have a disproportionate voting interest which allows it to exercise any rights or powers that would enable the Company to direct the activities of GARE that most significantly impact GARE’s economic performance. The accompanying condensed consolidated financial statements do not consolidate GARE. Income (loss) from GARE is accounted for under the equity method of accounting. Income from the equity investment in GARE was $165 and $45 during the three and nine months ended September 30, 2012 and the loss from equity investment in GARE was $174 and $522 during the three and nine months ended September 30, 2011, and is included in other income (loss) in the condensed consolidated statements of operations. At September 30, 2012, the maximum amount of loss exposure related to the VIE is equal to the carrying value of the investment in GARE of $165 and respective note receivable – related party and accrued interest receivable described above.

NOTE 13— BUSINESS ACQUISITION and VARIABLE INTEREST ENTITIES (“VIE”)

On May 4, 2012, the Company invested $65 for a 40% interest in the common stock of Shoon Trading Limited (“Shoon”), a shoe retailer with operations in the United Kingdom. Shoon purchased the rights to operate the former Shoon internet business and retail stores that were in administration in the United Kingdom. As part of the investment, the Company also loaned Shoon approximately $1,300 that is collateralized by retail inventory. The loan bears interest at an annual rate of LIBOR plus 6.0%. Interest on the loan is payable monthly. The loan has a maturity date of May 3, 2014. The Company has determined that it has a variable interest in Shoon. The Company has the right to appoint a Chairman of Shoon. Together with the Company’s 40% investment in the common stock of Shoon and control of the majority of the board of directors, the Company is deemed to be the primary beneficiary of Shoon. As such, the Company has consolidated the operations of Shoon and included the results of operations of Shoon from May 4, 2012, the date of investment, through September 30, 2012 in the Company’s condensed consolidated statements of operations.

The Company determined the fair value of assets acquired exceeded consideration paid by approximately $1,366 which was recorded as a bargain purchase gain during the three months ended June 30, 2012. The gain on bargain purchase is included as a separate component of other income (expense) in the Company’s condensed consolidated statements of operations.

The following details the estimated fair value of the net assets acquired and the excess of such net assets over the purchase price upon acquisition:

Fixed assets	$78
Retail inventory	3,752
Accounts payable and accrued liabilities	(810)
Deferred tax liability	(408)
Fair value of net assets acquired	2,612
Total cash consideration	(1,246)

Gain on bargain purchase	$1,366

The following financial statement amounts and balances of the VIE was included in the accompanying condensed consolidated financial statements in the UK retail stores segment as of and for the nine months ended September 30, 2012:

As of
September 30, 2012
Assets:
Cash and cash equivalents	$1,080
Inventory	2,686
Property and equipment, net	81
Other assets	221
Total assets	$4,068

Liabilities:
Accounts payable and accrued liabilities	$1,704
Total liabilities	$1,704

	Three Months	Period From
	Ended	May 4, 2012 to
	September 30, 2012	September 30, 2012
Revenues:
Revenues - Sale of goods	$3,083	$5,893
Cost of goods sold	(1,865)	(3,395)
Selling, general and administrative expenses	(1,644)	(2,714)
Operating loss	(426)	(216)
Other expenses	(49)	(205)
Gain on bargain purchase	-	1,366
(Loss) income before provision for income taxes	(475)	945
Benefit for income taxes	110	97
Net income (loss)	(365)	1,042
Net income (loss) attributable to noncontrolling interest	(220)	625
Net income (loss) attributable to Great American Group, Inc.	$(145)	$417

The disclosure of pro forma financial information for the three and nine months ended September 30, 2012 and 2011 has not been provided given the impracticality of obtaining the information since the former owners of Shoon were operating in administration in the United Kingdom.

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

Additionally, the Valuation and Appraisal operating segments are aggregated into one reportable segment as they have similar economic characteristics and are expected to have similar long-term financial performance. The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Auction and Liquidation reportable segment:
Revenues - Services and fees	$5,162	$21,713	$22,634	$32,833
Revenues - Sale of goods	196	937	6,159	2,012
Total revenues	5,358	22,650	28,793	34,845
Direct cost of services	(2,032)	(4,920)	(7,738)	(8,547)
Cost of goods sold	(307)	(974)	(5,054)	(2,287)
Selling, general, and administrative expenses	(2,218)	(4,215)	(10,196)	(10,498)
Depreciation and amortization	(50)	(47)	(144)	(132)
Segment income	751	12,494	5,661	13,381
Valuation and Appraisal reportable segment:
Revenues - Services and fees	5,794	5,862	18,520	17,314
Direct cost of revenues	(2,812)	(2,693)	(8,359)	(7,357)
Selling, general, and administrative expenses	(1,571)	(1,674)	(5,008)	(5,267)
Depreciation and amortization	(25)	(41)	(96)	(119)
Segment income	1,386	1,454	5,057	4,571
UK Retail Stores reportable segment:
Revenues - Sale of goods	3,083	-	5,893	-
Cost of goods sold	(1,865)	-	(3,395)	-
Selling, general, and administrative expenses	(1,638)	-	(2,704)	-
Depreciation and amortization	(6)	-	(10)	-
Segment income	(426)	-	(216)	-
Consolidated operating income from reportable segments	1,711	13,948	10,502	17,952
Corporate and other expenses	(2,370)	(4,920)	(7,997)	(10,832)
Other expense	-	(3)	-	(13)
Interest income	30	119	186	409
Income (loss) from equity investment in Great American Real Estate, LLC	165	(174)	45	(522)
Gain from bargain purchase	-	-	1,366	-
Interest expense	(678)	(2,921)	(1,951)	(3,874)
Income from operations before provision for income taxes	(1,142)	6,049	2,151	3,120
Provision for income taxes	375	(2,018)	(387)	(1,864)
Net income (loss)	$(767)	$4,031	$1,764	$1,256

Capital expenditures:
Auction and Liquidation segment	$63	$-	$310	$166
Valuation and Appraisal segment	10	4	60	71
UK Retail Stores segment	33	-	33	-
Total	$106	$4	$403	$237

	As of	As of
	September 30,	December 31,
	2012	2011
Total assets:
Auction and Liquidation segment	$60,891	$68,182
Valuation and Appraisal segment	8,137	8,176
UK Retail Stores segment	3,834	-
Total	$72,862	$76,358

The following table presents revenues by geographical area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Revenues - Services and fees:
United States	$9,376	$21,474	$30,884	$40,769
Europe	1,580	6,101	10,270	9,378
Total Revenues - Services and fees	10,956	27,575	41,154	50,147

Revenues - Sale of goods
United States	196	937	5,895	1,757
Europe	3,083	-	6,157	255
Total Revenues - Sale of goods	3,279	937	12,052	2,012

Total Revenues:
United States	9,572	22,411	36,779	42,526
Europe	4,663	6,101	16,427	9,633
Total Revenues - Services and fees	$14,235	$28,512	$53,206	$52,159

The following tables presents long-lived assets by geographical area:

	As of	As of
	September 30,	December 31,
	2011	2011
Long-lived Assets:
United States	$6,498	$6,723
Europe	227	21
Total Long-lived Assets	$6,725	$6,744

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

In April 2009, we expanded our operations into Europe by opening an office in the United Kingdom. In 2010, we hired a number of key employees to increase our presence and expand the operations of our retail liquidations solutions business throughout Europe to provide services to help retailers downsize through inventory liquidation and store closures in addition to providing appraisal and valuation services. During the nine months ended September 30, 2012, we generated approximately $10.5 million of revenues, an increase of $0.9 million, from the $9.6 million of revenues we generated from services and fees from appraisal and auction and liquidation services engagements in our European operations during the nine months ended September 30, 2011.

In January 2011, the Keen Consultants’ real estate team joined us and now operates as GA Keen Realty Advisors. This division provides real estate analysis, valuation and strategic planning services, brokerage, mergers and acquisition, auction services, lease restructuring services, and real estate capital market services as part of our auction and liquidation segment. GA Keen Realty Advisors offers its services to property owners, tenants, secured and unsecured creditors, attorneys, and financial advisors. Revenues generated from GA Keen Realty Advisors increased to $5.0 million during the nine months ended September 30, 2012, from the $1.2 million of revenues we generated for services and fees from real estate consulting engagements during the nine months ended September 30, 2011.

In May 2012, we invested $65,000 for a 40% interest in the common stock of Shoon, a shoe retailer with operations in the United Kingdom. As part of the investment, we loaned Shoon approximately $1.3 million that is collateralized by retail inventory. The loan has a maturity date of May 3, 2014 and bears interest at an annual rate of LIBOR plus 6.0%. Interest is payable monthly. As part of the investment and loan, we exercised our right to appoint a new Chairman of Shoon and we control the majority of the board of directors. We are deemed to be the primary beneficiary of Shoon, and therefore we have consolidated the operations of Shoon and included their results of operations from May 4, 2012, the date of investment, through September 30, 2012 in our condensed consolidated statements of operations. During the period from May 4, 2012 through September 30, 2012, Shoon generated revenues of $5.9 million and an operating loss of $0.2 million. The fair value of assets acquired exceeded consideration paid by approximately $1.4 million and resulted in a bargain purchase. The gain on bargain purchase of $1.4 million is included as a separate component of other income (expense) in our condensed consolidated statements of operations during the nine months ended September 30, 2012.

In September 2012, we formed a joint venture to conduct the sale of all inventory in the 568 stores of women’s retailer Fashion Bug, a unit of Charming Shoppes, Inc., a subsidiary of Ascena Retail Group, Inc (“Ascena”). The inventory sale will be conducted in the 568 Fashion Bug stores located in 39 states as part of Ascena's planned divestiture of the Fashion Bug brand and orderly wind down of the Fashion Bug operation.

Historically, revenues from our auction and liquidation segment have comprised a significant amount of our total revenues and operating profits. During the nine months ended September 30, 2012 and year ended December 31, 2011, revenues from our auction and liquidation segment were 54.1% and 64.1% of total revenues, respectively. During the nine months ended September 30, 2011, revenues from our auction and liquidation segment were 66.8% of total revenues. Our total revenues in the auction and liquidation segment were $28.8 million during the nine months ended September 30, 2012, of which $10.5 million, or 36.6% of this total, was generated from our activities in Europe. Revenues we generate in the auction and liquidation segment vary significantly from quarter to quarter and have a significant impact on our operating results from period to period. Revenues from retail liquidation engagements in the United States and wholesale and industrial auctions were $13.1 million, or 45.5%, of total revenues generated in the auction and liquidation segment during the nine months ended September 30, 2012.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, allowance for doubtful accounts, goods held for sale or auction, goodwill and other intangible assets, share-based compensation and income taxes can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended September 30, 2012.

Results of Operations

The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Condensed Consolidated Statements of Operations

(dollars in thousands)

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Amount	%	Amount	%
Revenues:
Services and fees	$10,956	77.0%	$27,575	96.7%
Sale of goods	3,279	23.0%	937	3.3%
Total revenues	14,235	100.0%	28,512	100.0%

Operating expenses:
Direct cost of services	4,844	34.0%	7,613	26.7%
Cost of goods sold	2,172	15.3%	974	3.4%
Selling, general and administrative expenses	7,878	55.3%	10,897	38.2%
Total operating expenses	14,894	104.6%	19,484	68.3%
Operating income (loss)	(659)	-4.6%	9,028	31.7%
Other income (expense):
Other expense	-	0.0%	(3)	0.0%
Interest income	30	0.1%	119	0.4%
Income (loss) from equity investment in Great American Real Estate, LLC	165	1.2%	(174)	-0.6%
Gain from bargain purchase	-	0.0%	-	n/a
Interest expense	(678)	-4.7%	(2,921)	-10.2%
Income (loss) from operations before provision for income taxes	(1,142)	-8.0%	6,049	21.2%
(Provision) benefit for income taxes	375	2.5%	(2,018)	-7.1%
Net income (loss)	(767)	-5.4%	4,031	14.1%
Net loss attributable to noncontrolling interests	(220)	-1.5%	-	n/a
Net income (loss)	$(547)	-3.8%	$4,031	14.1%

Revenues. Total revenues decreased $14.3 million, or 50.1%, to $14.2 million during the three months ended September 30, 2012 from $28.5 million during the three months ended September 30, 2011. The decrease in revenues during the three months ended September 30, 2012 was primarily due to (a) a decrease in revenues in the auction and liquidation segment of $17.3 million and (b) a decrease in revenues in the valuation and appraisal services segment of $0.1 million; offset by an increase in revenues of $3.1 million from the UK retail store segment during the three months ended September 30, 2012 from the acquisition of the eleven Shoon stores in the United Kingdom on May 4, 2012 as compared to the same period in 2011.

In the auction and liquidation segment, the decrease in revenues of $17.3 million during the three months ended September 30, 2012 was primarily due to (a) a decrease in revenues of $13.1 million from retail liquidation engagements of which $5.3 million of the decrease in revenues from retail liquidation engagements was in Europe; (b) a decrease in revenues of $4.6 million related to capital advisory fees performed by our GA Capital operation; and (c) a decrease in revenues of $0.7 million from the sales of goods where we held title, offset by an increase in revenues of $0.8 million revenues from lending activities related to our United Kingdom operations and an increase in revenues of $0.3 million related to real estate advisory services from our GA Keen Realty Advisors division.

The decrease in revenues of $0.1 million in the valuation and appraisal services segment was primarily due to a decrease in revenues related to appraisal engagements for machinery and equipment.

Revenue and Gross Margin by Segment

(dollars in thousands)

Auction and Liquidation Segment:

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Amount	%	Amount	%
Revenues:
Services and fees	$5,162	96.3%	$21,713	95.9%
Sale of goods	196	3.7%	937	4.1%
Total revenues	5,358	100.0%	22,650	100.0%
Direct cost of services	2,032	37.9%	4,920	21.7%
Cost of goods sold	307	5.7%	974	4.3%
Total operating expenses	2,339	43.6%	5,894	26.0%
Gross margin	$3,019	56.4%	$16,756	74.0%

Gross margin services and fees	60.6%		77.3%
Gross margin sales of goods	-56.6%		-3.9%

Revenues in the auction and liquidation segment decreased $17.3 million, to $5.3 million during the three months ended September 30, 2012 from $22.6 million during the three months ended September 30, 2011. Revenues from services and fees decreased to $5.1 million during the three months ended September 30, 2012, a decrease of $16.6 million, from $21.7 million during the three months ended September 30, 2011. The decrease in revenues from services and fees was primarily due to (a) a decrease in revenues of $13.1 million from retail liquidation engagements of which $5.3 million of the decrease in revenues from retail liquidation engagements was in Europe and (b) a decrease in revenues of $4.6 million related to capital advisory fees performed by our GA Capital operation, offset by an increase in revenues of $0.8 million revenues from lending activities related to our United Kingdom operations and an increase in revenues of $0.3 million related to real estate advisory services from our GA Keen Realty Advisors division. The decrease in revenues from retail liquidation engagements in 2012 was primarily due to the decrease in number and size of such engagements. Two retail liquidation engagements generated $14.7 million in revenues during the three months ended September 30, 2011, the liquidation engagement for TJ Hughes Limited, a 57 store discount department chain in the United Kingdom, and our participation in the joint venture involving the going-out-of-business sale of 399 Borders bookstore locations in the United States. The decrease in revenues during the three months ended September 30, 2012 was also impacted by (a) the loss accrual of $0.6 million that was recorded as a reduction in revenue for a wholesale and industrial auction where we guaranteed a minimum recovery value for machinery and equipment and (b) the loss accrual of $0.4 million related to a demand claim from the liquidating trustee of a retailer that filed Chapter 11 bankruptcy. The demand claim has identified these amounts as preferential payments and requires us to repay amounts that we billed and collected for services performed in 2011 for a retail liquidation client.

Revenues from gross sales of goods where we held title to the goods decreased $0.7 million to $0.2 million during the three months ended September 30, 2012 from $0.9 million during the three months ended September 30, 2011. The decrease in revenues from the sale of goods was primarily due to a decrease in the volume of goods sold where we hold title in 2012 as compared to the same period in 2011.

Gross margin in the auction and liquidation segment decreased to 60.6% of revenues during the three months ended September 30, 2012, as compared to 77.3% of revenues during the three months ended September 30, 2011. The decrease in gross margin was primarily due to a change in the mix of revenue we earned during the three months ended September 30, 2012 as compared to the prior year. The gross margin in 2011 was favorably impacted by revenues earned from capital advisory fees from our GA Capital operations which totaled $4.6 million during the three months ended September 30, 2011 with no corresponding increase in direct cost of services. In addition, the gross margin in 2012 was lower due to the decrease in the number and size of retail liquidation engagements during the three months ended September 30, 2012. We had a higher concentration of fee and commission engagements during the three months ended September 30, 2012 which historically earn lower margins than retail liquidation engagements where we provide a minimum recovery value for goods sold at bankruptcy liquidation sales.

Gross margin from the sales of goods where we held title was (56.6)% during the three months ended September 30, 2012 as compared to (3.9%) during the same quarter in the prior year. The gross margin in 2012 was impacted by the lower volume of sales of goods and the sale of certain goods in our wholesale and industrial division at a loss during the three months ended September 30, 2012 as compared to the same period in 2011. Our gross margin from the sales of goods where we held title was 11.2% during the first quarter of 2012 and 26.7% during the second quarter of 2012. The gross margins from the sales of goods fluctuates widely from period to period based upon the volume and mix of goods that we take title to in our wholesale auction and liquidation business. These fluctuations make predictions regarding the expected trends in gross margin from the sales of goods inherently uncertain.

Valuation and Appraisal Segment:

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Amount	%	Amount	%

Revenues - Services and fees	$5,794	100.0%	$5,862	100.0%
Direct cost of services	2,812	48.5%	2,693	45.9%
Gross margin	$2,982	51.5%	$3,169	54.1%

Revenues in the valuation and appraisal segment decreased $0.1 million, or 1.2%, to $5.8 million during the three months ended September 30, 2012 from $5.9 million during the three months ended September 30, 2011. The decrease in revenues was primarily due to a decrease in revenues related to appraisal engagements for machinery and equipment.

Gross margins in the valuation and appraisal segment decreased to 51.5% of revenues during the three months ended September 30, 2012 as compared to 54.1% of revenues during the three months ended September 30, 2011. Gross margins were unfavorably impacted by an increase in headcount that resulted in an increase in salaries, wages and benefits in 2012 as compared to the same period in 2011.

UK Retail Stores Segment:

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Amount	%	Amount	%
Revenues:
Sale of retail goods	$3,083	100.0%	$-	n/a
Cost of goods sold	1,865	60.5%	-	n/a
Gross margin	$1,218	39.5%	$-	n/a

Revenues and cost of goods sold in the UK retail stores segment are from the operation of eleven retail stores and internet operations of Shoon in the United Kingdom for the three months ended September 30, 2012. The gross margin was 39.5% for the quarter ended September 30, 2012, a decrease of 6.1 basis points from the 45.6% gross margin in the second quarter of 2012 which included sales for the period from May 4, 2012 through June 30, 2012. The decrease in gross margin during the three months ended September 30, 2012 was primarily due to a decrease in average selling prices from the discounting of out-of-season inventory during the third quarter of 2012.

Operating Expenses

Direct Costs of Services. Total direct costs of services decreased $2.8 million, or 36.4%, to $4.8 million during the three months ended September 30, 2012 from $7.6 million during the three months ended September 30, 2011. Direct costs of services in the auction and liquidation segment decreased $2.9 million, to $2.0 million during the three months ended September 30, 2012 from $4.9 million during the three months ended September 30, 2011. The decrease in expenses was primarily due to a decrease in the number of fee and commission type engagements in 2012 where we contractually bill fees, commissions and reimbursable expenses as compared to the same period in 2011. Direct costs of services in the valuation and appraisal services segment increased $0.1 million, or 4.4%, to $2.8 million during the three months ended September 30, 2012 from $2.7 million during the three months ended September 30, 2011. The increase was primarily due to an increase in headcount that resulted in an increase in salaries, wages and benefits in 2012 as compared to the same period in 2011.

Cost of Goods Sold. Cost of goods sold increased $1.2 million to $2.2 million during the three months ended September 30, 2012 from $1.0 million during the three months ended September 30, 2011. Cost of goods sold in the auction and liquidation segment decreased $0.7 million, to $0.2 million during the three months ended September 30, 2012 from $0.9 million during the three months ended September 30, 2011. As a percentage of gross sales of goods where we hold title to the goods in the auction and liquidation segment, cost of goods sold was 156.6% during the three months ended September 30, 2012 as compared to 103.9% during the three months ended September 30, 2011. The decrease in the gross margin in 2012 was primarily due to the lower volume of sales of goods and sale of certain goods in our wholesale and industrial division at a loss during the three months ended September 30, 2012 as compared to the same period in 2011. Cost of goods sold in the UK retail stores segment was $1.9 million during the three months ended September 30, 2012. The gross margin in the UK retail stores segment was 39.5%, a decrease of 6.1 basis points from the 45.6% gross margin in the second quarter of 2012 which included sales for the period from May 4, 2012 through June 30, 2012. The decrease in gross margin during the three months ended September 30, 2012 was primarily due to a decrease in average selling prices from the discounting of out-of-season inventory during the third quarter of 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended September 30, 2012 and 2011 were comprised of the following:

Selling, General and Administrative Expenses by Segment

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011		Change
	Amount	%	Amount	%	Amount	%

Auction and liquidation	$2,268	28.8%	$4,262	39.1%	$(1,994)	-46.8%
Valuation and appraisal	1,596	20.2%	1,715	15.7%	(119)	-6.9%
UK retail stores	1,644	20.9%	-	n/a	1,644	n/a
Corporate and other	2,370	30.1%	4,920	45.2%	(2,550)	-51.8%
Total selling, general & administrative expenses	$7,878	100.0%	$10,897	100.0%	$(3,019)	-27.7%

Total selling, general and administrative expenses decreased $3.0 million, or 27.7%, to $7.9 million during the three months ended September 30, 2012 from $10.9 million for the three months ended September 30, 2011. The decrease was primarily due to (a) a decrease in selling, general and administrative expenses of $2.0 million in the auction and liquidation segment, (b) a decrease in selling, general and administrative expenses of $0.1 million in the valuation and appraisal segment, and (c) a decrease in selling, general and administrative expenses of $2.6 million in corporate and other; offset by an increase in selling, general and administrative expenses of $1.6 million in the UK retail stores segment as a result of our acquisition of Shoon on May 4, 2012.

Selling, general and administrative expenses in the auction and liquidation segment decreased $2.0 million, or 46.8%, to $2.3 million during the three months ended September 30, 2012 from $4.3 million for the three months ended September 30, 2011. The decrease was primarily due to (a) a decrease in payroll and related expenses of $1.1 million as a result of a decrease in profit sharing bonuses accrued as compared to the three months ended September 30, 2011 due to a decrease in the profitability of our GA Capital operations and lower revenues in our retail liquidation business and (b) $0.9 million of foreign exchange gains from the favorable exchange rates we have experienced in our United Kingdom operations in 2012.

Selling, general and administrative expenses in the valuation and appraisal services segment decreased $0.1 million, or 6.9%, to $1.6 million during the three months ended September 30, 2012 from $1.7 million for the three months ended September 30, 2011. The decrease was primarily due to a decrease in headcount in administrative functions in the valuation and appraisal segment that resulted in a decrease in salaries and wages in 2012 as compared to the same period in 2011. Selling, general and administrative expenses for corporate and other decreased $2.5 million, or 51.8%, to $2.4 million during the three months ended September 30, 2012 from $4.9 million for the three months ended September 30, 2011. The decrease was primarily due to (a) a decrease in compensation expense of $1.6 million for noncontrolling interests in our majority owned subsidiary GA Capital, LLC, (b) a decrease of $0.4 million in bonus expense, (c) and a decrease in advertising and travel related expenses of $0.2 million, and (d) a decrease in other operating expenses of $0.3 million.

Other Expense. Other expense decreased to $0.5 million during the three months ended September 30, 2012 as compared to other expense of $3.0 million during the three months ended September 30, 2011. The decrease in other expense was primarily due to a decrease in interest expense of $2.2 million and the income earned from our equity investment in Great American Real Estate, LLC during the three months ended September 30, 2012 as compared to the prior year. Other expense during the three months ended September 30, 2012 was comprised of (a) $0.7 million of interest expense primarily related to the notes payable to the Great American Members and Phantom Equityholders, offset by (a) $0.1 million of interest income on our note receivable – related party as described in note 12 to our condensed consolidated financial statements and (b) income from our 50% share of income from the operations of Great American Real Estate, LLC (“GARE”) which amounted to $0.2 million during the three months ended September 30, 2012.

Interest Expense. Interest expense during the three months ended September 30, 2012 decreased $2.2 million, to $0.7 million from $2.9 million during the three months ended September 30, 2011. The decrease in interest expense was primarily due to (a) a decrease in interest expense of $1.3 million (including a decrease in success fees of $1.1 million) on borrowings under our $100 million asset based credit facility that was used to fund the guarantee for a retail liquidation engagement in 2011; (b) a decrease in interest expense of $0.8 million related to borrowings from a note payable we entered into in July 2011 to fund a portion of GAG, LLC’s obligations in connection with a liquidation engagement in the prior year; and (c) a decrease in interest expense of $0.1 million on the notes payable to the Great American Members and Phantom Equityholders.

Income (Loss) Before Income Taxes. Loss before income taxes was $1.1 million during the three months ended September 30, 2012 compared to income before income taxes of $6.0 million during the three months ended September 30, 2011. The decrease in income before income taxes was primarily due to the decrease in revenues and profits earned in 2012 in the auction and liquidation segment as compared to the same period in 2011, primarily due to two retail liquidation engagements that generated $14.7 million in revenues during the three months ended September 30, 2011 and the decrease in capital advisory fees from our GA Capital operations as more fully described above.

Provision (Benefit) For Income Taxes. Benefit for income taxes was $0.4 million during the three months ended September 30, 2012 compared to a provision for income taxes of $2.0 million during the three months ended September 30, 2011. The effective income tax (benefit) rate was (32.8)% during the three months ended September 30, 2012 compared to an effective income tax rate of 33.3% during the three months ended September 30, 2011. The benefit for income taxes of $0.4 million was the result of the recording of a tax benefit due to the loss before income taxes during the three months ended September 30, 2012 which reduced the provision for income taxes that was recorded on the income before income tax of the Company for the first six months ended June 30, 2012.

Net Income (Loss) Attributable to the Company. Net loss attributable to the Company for the three months ended September 30, 2012 was $0.5 million compared to net income of $4.0 million during the three months ended September 30, 2011. The decrease in net income during the three months ended September 30, 2012 as compared to the same period in 2011 was primarily due a net loss of $0.2 million attributable to noncontrolling interests from the operations of Shoon, the decrease in revenues and profits earned during 2012 in the auction and liquidation segment and the decrease in capital advisory fees from our GA Capital operations as more fully described above.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Condensed Consolidated Statements of Operations

(dollars in thousands)

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Amount	%	Amount	%
Revenues:
Services and fees	$41,154	77.3%	$50,147	96.1%
Sale of goods	12,052	22.7%	2,012	3.9%
Total revenues	53,206	100.0%	52,159	100.0%

Operating expenses:
Direct cost of services	16,097	30.3%	15,904	30.5%
Cost of goods sold	8,449	15.9%	2,287	4.4%
Selling, general and administrative expenses	26,155	49.2%	26,848	51.5%
Total operating expenses	50,701	95.3%	45,039	86.3%
Operating income	2,505	4.7%	7,120	13.7%
Other income (expense):
Other expense	-	0.0%	(13)	0.0%
Interest income	186	0.2%	409	0.8%
Income (loss) from equity investment in Great American Real Estate, LLC	45	0.1%	(522)	-1.0%
Gain from bargain purchase	1,366	2.6%	-	n/a
Interest expense	(1,951)	-3.6%	(3,874)	-7.4%
Income from operations before provision for income taxes	2,151	4.0%	3,120	6.0%
Provision for income taxes	(387)	-0.8%	(1,864)	-3.6%
Net income	1,764	3.3%	1,256	2.4%
Net income attributable to noncontrolling interests	625	1.2%	-	n/a
Net income	$1,139	2.1%	$1,256	2.4%

Revenues. Total revenues increased $1.0 million, or 2.0%, to $53.2 million during the nine months ended September 30, 2012 from $52.2 million during the nine months ended September 30, 2011. The increase in revenues during the nine months ended September 30, 2012 was primarily due to (a) an increase in revenues of $5.9 million from the UK retail store segment during 2012 as a result of the acquisition of Shoon on May 4, 2012 and (b) an increase in revenues in the valuation and appraisal services segment of $1.2 million; offset by a decrease in revenues in the auction and liquidation segment of $6.1 million as compared to the same period in 2011.

In the auction and liquidation segment the decrease in revenues in 2012 was primarily due to (a) a decrease in revenues of $11.4 million from retail liquidation engagements of which $4.1 million of the decrease in revenues from retail liquidation engagements was in Europe, (b) a decrease in revenues of $6.8 million related to capital advisory fees performed by our GA Capital operation, and (c) a decrease in revenues of $0.7 million related to fees earned on the auction of wholesale and industrial equipment, offset by an increase in revenues of $5.0 million from lending activities related to our United Kingdom operations, an increase in revenues of $3.8 million related to real estate advisory services from our GA Keen Realty Advisors division, and an increase in revenues of $4.1 million from the sales of goods where we held title. Revenues earned from lending activities related to a loan receivable in our United Kingdom operations and was comprised of interest income of $0.6 million, amortization of discount on the loan receivable of $4.1 million, and other fees in the amount of $0.3 million.

The increase in revenues of $1.2 million in the valuation and appraisal services segment was primarily due to an increase in revenues related to appraisals engagements where we perform for the monitoring of collateral for financial institutions, lenders, and private equity investors.

Auction and Liquidation Segment:

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Amount	%	Amount	%
Revenues:
Services and fees	$22,634	78.6%	$32,833	94.2%
Sale of goods	6,159	21.4%	2,012	5.8%
Total revenues	28,793	100.0%	34,845	100.0%
Direct cost of services	7,738	26.9%	8,547	24.5%
Cost of goods sold	5,054	17.6%	2,287	6.6%
Total operating expenses	12,792	44.5%	10,834	31.1%
Gross margin	$16,001	55.5%	$24,011	68.9%

Gross margin services and fees	65.8%		74.0%
Gross margin sales of goods	17.9%		-13.7%

Revenues in the auction and liquidation segment decreased $6.0 million, or 17.4%, to $28.8 million during the nine months ended September 30, 2012 from $34.8 million during the nine months ended September 30, 2011. Revenues from services and fees decreased to $22.6 million during the nine months ended September 30, 2012, a decrease of $10.2 million, or 31.1%, from $32.8 million during the nine months ended September 30, 2011. The decrease in revenues from services and fees was primarily due to (a) a decrease in revenues of $11.4 million from retail liquidation engagements of which $4.1 million of the decrease in revenues from retail liquidation engagements was in Europe, (b) a decrease in revenues of $6.8 million related to capital advisory fees performed by our GA Capital operation, and (c) a decrease in revenues of $0.7 million related to fees earned on the auction of wholesale and industrial equipment, offset by an increase in revenues of $5.0 million from lending activities related to our United Kingdom operations; an increase in revenues of $3.8 million related to real estate advisory services from our GA Keen Realty Advisors division, and an increase in revenues of $4.1 million from the sales of goods where we held title. The decrease in revenues of $11.7 million from retail liquidation engagements during the nine months ended September 30, 2012 was primarily due a decrease in the number and size of such engagements in 2012. During the same period in 2011, we were engaged in two large retail liquidations that generated $14.7 in revenues, the retail liquidation engagements for TJ Hughes Limited, a 57 store discount department chain in the United Kingdom, and the joint venture involving the going-out-of-business sale of 399 Borders bookstore locations in the United States. The decrease in revenues during the nine months ended September 30, 2012 was also impacted by (a) the loss accrual of $0.9 million that was recorded as a reduction in revenue for a wholesale and industrial auction where we guaranteed a minimum recovery value for machinery and equipment and (b) the loss accrual of $0.4 million related to a demand claim from the liquidating trustee of a retailer that filed Chapter 11 bankruptcy. The demand claim has identified these amounts as preferential payments and requires us to repay amounts that we billed and collected for services performed in 2011 for a retail liquidation client.

Revenues earned from lending activities related to a loan receivable in our United Kingdom operations and was comprised of interest income of $0.6 million, amortization of discount on the loan receivable of $4.1 million, and other fees in the amount of $0.3 million. Revenues from gross sales of goods where we held title to the goods increased $4.2 million to $6.2 million during the nine months ended September 30, 2012 from $2.0 million during the nine months ended September 30, 2011. The increase in revenues from the sale of goods was primarily due to the sale of one oil rig where the lessee exercised the option to purchase the oil rig for $1.9 million and an increase in the volume of machinery and equipment we sell at wholesale and industrial auctions during the nine months ended September 30, 2012 as compare to the same period in 2011.

Gross margin in the auction and liquidation segment decreased to 65.8% of revenues during the nine months ended September 30, 2012, as compared to 74.0% of revenues during the nine months ended September 30, 2011. The decrease in gross margin was primarily due to a decrease in the number and size of retail liquidation engagements in 2012. We had a higher concentration of fee and commission engagements during the nine months ended September 30, 2012, which historically generate lower margins than retail liquidation engagements where we provided a minimum recovery value for goods sold at bankruptcy liquidation sales.

Gross margin from the sales of goods where we held title was 17.9% during the nine months ended September 30, 2012 as compared to (13.7)% during the nine months ended September 30, 2011. The gross margin in 2012 was favorably impacted by the sale of one oil rig where the lessee exercised the option to purchase the oil rig and higher profit margins in the sale of machinery and equipment we sell at wholesale and industrial auctions.

Valuation and Appraisal Segment:

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Amount	%	Amount	%

Revenues - Services and fees	$18,520	100.0%	$17,314	100.0%
Direct cost of services	8,359	45.1%	7,357	42.5%
Gross margin	$10,161	54.9%	$9,957	57.5%

Revenues in the valuation and appraisal segment increased $1.2 million, or 7.0%, to $18.5 million during the nine months ended September 30, 2012 from $17.3 million during the nine months ended September 30, 2011. The increase in revenues was primarily due to an increase in revenues related to appraisal engagements where we perform for the monitoring of collateral for financial institutions, lenders, and private equity investors.

Gross margins in the valuation and appraisal segment decreased to 54.9% of revenues during the nine months ended September 30, 2012 as compared to 57.5% of revenues during the nine months ended September 30, 2011. Gross margins were unfavorably impacted by an increase in headcount that resulted in an increase in salaries, wages and benefits in 2012 as compared to the same period in 2011.

UK Retail Stores Segment:

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Amount	%	Amount	%
Revenues:
Sale of retail goods	$5,893	100.0%	$-	n/a
Cost of goods sold	3,395	57.6%	-	n/a
Gross margin	$2,498	42.4%	$-	n/a

Revenues and cost of goods sold in the UK retail stores segment are from the operation of eleven retail stores and internet operations of Shoon for the period from May 4, 2012 through September 30, 2012. The gross margin in the UK retail stores segment was 42.4%.

Operating Expenses

Direct Costs of Services. Total direct costs of services increased $0.2 million, or 1.2%, to $16.1 million during the nine months ended September 30, 2012 from $15.9 million during the nine months ended September 30, 2011. Direct costs of services in the auction and liquidation segment decreased $0.8 million, or 9.5%, to $7.8 million during the nine months ended September 30, 2012 from $8.5 million during the nine months ended September 30, 2011. The decrease in expenses was primarily due to a decrease in the number of fee and commission type engagements in 2012 where we contractually bill fees, commissions and reimbursable expenses as compared to the same period in 2011. Direct costs of services in the valuation and appraisal services segment increased $1.0 million, or 13.6%, to $8.4 million during the nine months ended September 30, 2012 from $7.4 million during the nine months ended September 30, 2011. The increase was primarily due to an increase in headcount which resulted in an increase in salaries, wages and benefits in 2012 as compared to the same period in 2011.

Cost of Goods Sold. Cost of goods sold increased $6.1 million to $8.4 million during the nine months ended September 30, 2012 from $2.3 million during the nine months ended September 30, 2011. Costs of goods sold in the auction and liquidation segment increased $2.7 million, to $5.0 million during the nine months ended September 30, 2012 from $2.3 million during the nine months ended September 30, 2011. As a percentage of gross sales of goods where we hold title to the goods in the auction and liquidation segment, costs of goods sold was 82.1% during the nine months ended September 30, 2012 as compared to 113.7% during the nine months ended September 30, 2011. The increase in the gross margin in 2012 was primarily due to the sale of one oil rig where the lessee exercised the option to purchase the oil rig and the sale of machinery and equipment with higher gross margins sold at wholesale and industrial auctions in the nine months ended September 30, 2012 as compared to the same period in 2011. Cost of goods sold in the UK retail stores segment was $3.4 million during the nine months ended September 30, 2012. Our gross margin in the UK retail stores segment was 42.4% for the nine months ended September 30, 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the nine months ended September 30, 2012 and 2011 were comprised of the following:

Selling, General and Administrative Expenses by Segment

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011		Change
	Amount	%	Amount	%	Amount	%

Auction and liquidation	$10,340	39.5%	$10,630	39.6%	$(290)	-2.7%
Valuation and appraisal	5,104	19.5%	5,386	20.1%	(282)	-5.2%
UK retail stores	2,714	10.4%	-	n/a	2,714	n/a
Corporate and other	7,997	30.6%	10,832	40.3%	(2,835)	-26.2%
Total selling, general & administrative expenses	$26,155	100.0%	$26,848	100.0%	$(693)	-2.6%

Total selling, general and administrative expenses decreased $0.7 million, or 2.6%, to $26.2 million during the nine months ended September 30, 2012 from $26.9 million for the nine months ended September 30, 2011. The decrease in selling, general and administrative expenses was primarily due to (a) a decrease in selling, general and administrative expenses of $0.3 million in the auction and liquidation segment, (b) a decrease in selling, general and administrative expenses of $0.3 million in the valuation and appraisal segment, and (c) a decrease in selling, general and administrative expenses of $2.8 million in corporate and other, offset by an increase in selling, general and administrative expenses of $2.7 million in the UK retail stores segment as a result of our acquisition of Shoon on May 4, 2012. The $0.3 million decrease in selling, general and administrative expenses in the auction and liquidation segment was primarily due to (a) a decrease in profit sharing bonus expense of $0.7 million primarily due to the decrease in profitability of our GA Capital operations in 2012 as compared to 2011, (b) a decrease in professional and consulting fees of $0.8 million related to retail liquidation engagements in the United Kingdom in 2011, and (c) $0.9 million of foreign exchange gains from the favorable exchange rates we have experienced in our United Kingdom operations, offset by an increase in payroll and other operating expenses of $2.1 million due to the continued expansion of our operations in the United Kingdom.

Selling, general and administrative expenses in the valuation and appraisal services segment decreased $0.3 million, or 5.2%, to $5.1 million during the nine months ended September 30, 2012 from $5.4 million for the nine months ended September 30, 2011. The decrease was primarily due to a decrease in headcount in administrative functions in the valuation and appraisal segment that resulted in a decrease in salaries and wages in the nine months ended September 30, 2012 as compared to the same period in 2011. Selling, general and administrative expenses for corporate and other decreased $2.8 million, or 26.2%, to $8.0 million during the nine months ended September 30, 2012 from $10.8 million for the nine months ended September 30, 2011. This decrease was primarily due to (a) a decrease of $0.4 million in share based compensation expense related to consideration paid to the Phantom Equityholders in connection with the Acquisition on July 31, 2009 that was incurred during the nine months ended September 30, 2011, where no corresponding expense was incurred during the nine months ended September 30, 2012, (b) a decrease in compensation expense of $2.1 million for noncontrolling interests in our majority owned subsidiary GA Capital, LLC, (c) a decrease in advertising, travel, and other operating expenses of $0.3 million.

Other Income (Expense). Other income was $0.4 million during the nine months ended September 30, 2012 as compared to other expense of $4.0 million during the nine months ended September 30, 2011. Other income during the nine months ended September 30, 2012 was primarily comprised of (a) $0.2 million of interest income on our note receivable – related party as described in note 12 to our condensed consolidated financial statements; (b) $1.4 million of gain from bargain purchase as a result of the Shoon acquisition on May 4, 2012, where the net assets acquired exceeded the consideration paid, offset by $2.0 million of interest expense that primarily related to the notes payable to the Great American Members and Phantom Equityholders as discussed below.

Interest Expense. Interest expense decreased to $2.0 million during the nine months ended September 30, 2012 from $3.9 million during the nine months ended September 30, 2011. Interest expense in the nine months ended September 30, 2012 was primarily due to interest expense on the notes payable to the Great American Members and Phantom Equityholders of $1.6 million and the amortization of deferred loan fees on our $100.0 million asset based credit facility. Interest expenses during the nine months ended September 30, 2011 was primarily due to interest expense of (a) $1.7 million on the notes payable to the Great American Members and Phantom Equityholders, (b) $1.3 million (including success fees of $1.1 million) on borrowings under our $100 million asset based credit facility that was used to fund the guarantee for a retail liquidation engagement in 2011; (c) $0.9 million related to borrowings from a note payable we entered into in July 2011 to fund a portion of GAG, LLC’s obligations in connection with a liquidation engagement; offset by a decrease in interest expense from the reversal of interest expense of $0.3 million that was accrued at December 31, 2010 on the note payable that is collateralized by machinery and equipment as more fully described in note 8 to the accompanying condensed consolidated financial statements. The reversal of interest expense was the result of the execution of the Second Amendment to Credit Agreement on the note payable that is collateralized by machinery and equipment during the first quarter of 2011.

Income Before Income Taxes. Income before income taxes decreased to $2.2 million during the nine months ended September 30, 2012, a decrease of $0.9 million, from $3.1 million during the nine months ended September 30, 2011. The decrease in income before income taxes was primarily due to a decrease in revenues and profits in the auction and liquidation segment in 2012 as described above.

Provision For Income Taxes. Provision for income taxes was $0.4 million during the nine months ended September 30, 2012, a decrease of $1.6 million, from $1.9 million during the nine months ended September 30, 2011. The decrease in income tax expense during the nine months ended September 30, 2012 is primarily due reduction in income before income taxes in 2012 as compared to the same period in 2011. The decrease was also due to the decrease in the effective income tax rate to 18.0% during the nine months ended September 30, 2012 from 59.7% during the nine months ended September 30, 2011. The decrease in the effective tax rate in 2012 is primarily due to the impact on the provision for income taxes of the gain on bargain purchase of $1.2 million in the statement of operations that is reported net of tax of $0.4 million.

Net Income Attributable to the Company. Net income attributable to the Company for the nine months ended September 30, 2012 was $1.1 million compared to net income of $1.3 million during the nine months ended September 30, 2011 and includes net income of $1.7 million less net income attributable to noncontrolling interests from the operations of Shoon in the amount of $0.6 million. The decrease in net income was primarily due to the decrease in revenues and profits earned during 2012 in the auction and liquidation segment and the decrease in capital advisory fees from our GA Capital operations as more fully described above.

Liquidity and Capital Resources

Our operations have been funded through a combination of operating profits generated from operations, borrowings under our revolving credit facility and existing cash on hand. During the nine months ended September 30, 2012 and year ended December 31, 2011, we generated net income of $1.1 million and $0.6 million, respectively. Our profitability is impacted by the number and size of retail liquidation engagements performed on a quarterly and annual basis. Our cash flow from operations is also impacted by the $1.7 million principal payment we paid on the notes payable to the Phantom Equityholders on July 31, 2012.and the interest expense on the $52.2 million of subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders. We generated cash from operations during the nine months ended September 30, 2012 of $15.6 million and used cash from operations of $2.0 million during the year ended December 31, 2011.

While we continue to monitor our expenses, we have expanded our operations in the United States with the formation of GA Keen Realty Advisors in January 2011 and continue to expand our operations in the United Kingdom. These business activities have increased our overall operating costs on an annual basis; however, these efforts contributed favorably to our operating results during the nine months ended September 30, 2012 and year ended December 31, 2011.

As of September 30, 2012, we had $19.0 million of unrestricted cash, $6.8 million of restricted cash, and $1.3 million of borrowings outstanding on our revolving credit facility and no borrowings outstanding under the asset based credit facility. We believe that our current cash and cash equivalents, funds available under our asset based credit facility and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and service interest and principal payments due on our long term debt.

Cash Flow Summary

	Nine Months Ended September 30,
	2012	2011

Net cash provided by (used in):
Operating activities	$15,577	$(5,690)
Investing activities	(5,446)	(3,235)
Financing activities	(6,460)	5,274
Effect of foreign currency on cash	282	(9)
Net increase in cash and cash equivalents	$3,953	$(3,660)

Cash provided by operating activities was $15.6 million for the nine months ended September 30, 2012 compared to cash used in operating activities of $5.7 million in the same period in 2011. The increase in cash provided by operating activities in 2012 was primarily due to an increase in cash flows from operating activities related to our lending activities in the United Kingdom which resulted in revenues and fees of $5.0 million and cash collections on our loan receivable in the amount of $7.5 million. Net cash used in investing activities was $5.5 million for the nine months ended September 30, 2012 compared to cash used in investing activities of $3.2 million during the nine months ended September 30, 2011. Net cash used in investing activities during the nine months ended September 30, 2012 was primarily comprised of (a) $6.8 million increase in restricted cash used to collateralize letters of credit that were issued in September 2012 for a retail liquidation engagement, (b) $1.3 million of cash used to acquire the retail operations of Shoon in the United Kingdom, (c) $0.4 million for the purchase of property and equipment, and (d) $0.2 million of cash used to fund our equity investment in Great American Real Estate, LLC, offset by $3.2 million of cash generated from investing activities from collections of our note receivable – related party. Cash used in financing activities was $6.5 million for the nine months ended September 30, 2012 compared to cash provided by financing activities of $5.3 million during the nine months ended September 30, 2011. Cash used in financing activities in 2012 consisted of $2.0 million for the repayment of borrowings under our note payable and $2.1 million of distributions to noncontrolling interests, $1.7 million of principal payments on the notes payable to the phantom equityholders, and $0.7 million of payments on the accounts receivable revolving line of credit, offset by proceeds received of $0.1 from the formation of noncontrolling interests.

Credit Agreements

From time to time, we utilize our asset based credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. We are permitted to borrow up to $100.0 million under the credit facility; however, borrowings under the credit facility are only made at the discretion of the lender. The base rate for the credit facility is the greater of (i) the Wells Fargo prime rate, (ii) LIBOR plus 1.00% and (iii) the Federal Funds Effective Rate plus 0.50%. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. We typically seek borrowings on an engagement-by- engagement basis. The credit facility expires in July 2013; however, borrowings under the credit facility are generally required to be repaid within 180 days. At September 30, 2012 and December 31, 2011, there was no outstanding balance under the credit facility for borrowing or outstanding letters of credit.

On May 29, 2008, Great American Group Energy Equipment, LLC (“GAGEE”) entered into a credit agreement to finance the purchase of oil rigs and other equipment related to the oil exploration business to be sold at auction or liquidation. Under the original credit agreement, the principal amount of the loan was $12.0 million and borrowings bear interest at a rate of 20% per annum. The loan is collateralized by the oil rigs and other equipment related to the oil exploration business that was purchased with the proceeds from the loan. GAGEE is required to make principal and interest payments from proceeds from the sale of the oil rigs and other equipment related to the oil exploration business. GAGEE is a special purpose entity created to purchase the oil rigs and other equipment related to the oil exploration business, whose assets consist only of the oil rigs and other equipment related to the oil exploration business in question and whose liabilities are limited to the lenders’ note and certain operational expenses related to this transaction. Under the Third Amendment to the Credit Agreement dated March 19, 2012, the maturity date of the note payable was extended to December 31, 2012 with an interest rate of 0% through maturity. The Third Amendment to the Credit Agreement also provided for the lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable. During the quarter ended September 30, 2012, one oil rig with a net book value of $1.8 million at December 31, 2011 was sold for cash and $1.7 million of the proceeds from the sale was used to pay the Lenders to reduce the note payable balance. As of September 30, 2012, the outstanding note payable balance was $9.5 million. GAG, LLC guaranteed GAGEE’s liabilities to the lenders up to a maximum of $1.2 million. GAG, LLC made a payment of $1.2 million on October 9, 2009 in full satisfaction of its guaranty under the credit agreement, which reduced the principal amount of borrowings and interest due under the credit agreement. The credit agreement does not provide for other recourse against us, GAG, LLC or any of our other subsidiaries.

Accounts Receivable Line of Credit

On May 17, 2011, one of our majority owned subsidiaries entered into an Accounts Receivable Line of Credit with a finance company. The Accounts Receivable Line of Credit is collateralized by the accounts receivable of our majority owned subsidiary and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Accounts Receivable Line of Credit, with maximum borrowings not to exceed $2.0 million. The interest rate under the Accounts Receivable Line of Credit is the prime rate plus 2%, payable monthly in arrears. Effective February 3, 2012, the Accounts Receivable Line of Credit was amended to extend the expiration date from May 16, 2012 to February 13, 2013 and increase the maximum borrowings allowed from $2.0 million to $3.0 million. The maturity date may be extended for successive periods equal to one year, unless our majority owned subsidiary gives the finance company written notice of its intent to terminate the Accounts Receivable Line of Credit at least thirty days prior to the maturity date. The finance company has the right to terminate the Accounts Receivable Line of Credit at its sole discretion upon giving sixty days’ prior written notice. GAG, LLC entered into a limited continuing guaranty of our majority owned subsidiary’s obligations under the Accounts Receivable Line of Credit. Borrowings outstanding under the Accounts Receivable Line of Credit were $1.3 million and $1.9 million at September 30, 2012 and December 31, 2011, respectively.

Promissory Notes

In connection with the Acquisition, on July 31, 2009 we issued subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders. In 2010 we amended an aggregate of $52.4 million of the $55.6 million principal amount then outstanding of the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, which reduced the interest rate on these notes from 12.0% per annum to 3.75% per annum. In addition, the maturity date for $47.0 million of the $55.6 million principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members was extended to July 31, 2018, subject to annual prepayments based upon our cash flow, provided that we are not obligated to make such prepayments if our minimum adjusted cash balance is below $20.0 million.  Each prepayment, if any, is due within 30 days of the filing of our Annual Report on Form 10-K, beginning with the Form 10-K for the fiscal year ended December 31, 2010. No prepayments were due on the notes payable under this prepayment provision for the fiscal years ended December 31, 2010 and 2011. Effective July 31, 2011, we entered into further individual amendments with the Great American Members that increased the principal amount of the promissory notes from $47.0 million to $48.8 million, for the $1.8 million of accrued interest that was due on July 31, 2011. The addition to the principal amount accrues interest at the note rate of 3.75% and continues to be subject to annual prepayments based upon our cash flow and the maintenance of a minimum adjusted cash balance as provided in the notes prior to the capitalization of the accrued interest.

In addition, in 2010 we entered into individual waivers for an aggregate of $51.3 million of the $55.3 million principal amount then outstanding, whereby the noteholders permitted us to defer the payment of interest payments due on each of October 31, 2010, January 31, 2011, and April 30, 2011 until July 31, 2011. On July 26, 2011 and August 3, 2011, we received waivers from certain of the Phantom Equityholders that permitted us to extend the payment date for $1.4 million of the $1.7 million of principal amount originally due and payable on July 31, 2011 until the fourth quarter of 2011. Of the $1.4 million principal amount originally due on July 31, 2011, $0.6 million of principal amount was paid to two of the Phantom Equityholders on October 1, 2011, $0.3 million of principal amount was paid to one of the Phantom Equityholders on October 15, 2011, and $0.5 million of principal amount was paid to the remaining two Phantom Equityholders on November 4, 2011.

As of September 30, 2012 and December 31, 2011, there was $48.8 million in aggregate principal amount outstanding owed to the Great American Members, all of which accrues interest at 3.75%. As of September 30, 2012 and December 31, 2011, there was $3.4 million and $5.1 million, respectively, in aggregate principal amount outstanding payable to the Phantom Equityholders. Of the $52.2 million total amount outstanding at September 30, 2012, $50.9 million accrues interest at 3.75% and $1.9 million accrues interest at 12.0%. The accrued interest payable and current principal amount of $1.3 million on the notes payable was paid on July 31, 2012 in accordance with the terms of the notes payable.

Off Balance Sheet Arrangements

On July 8, 2010, the Company loaned $3.2 million to GARE for the purposes of investing in GAHA Fund II, LLC, a newly formed joint venture which is 50% owned by GARE. GAHA Fund II, LLC is a special purpose entity created to purchase non-performing distressed real estate loans at a discount to par from a financial institution and market the loans and real estate to third parties. The note receivable bears interest at a rate of 15% per annum and all unpaid principal and interest was originally due on July 8, 2011. In July 2011, the maturity date of the loan was extended and the interest rate was reduced to 8% per annum.  On December 29, 2011, additional funds in the amount of $0.6 million were loaned to GARE and the note receivable was amended to increase the outstanding balance to $3.8 million and extend the maturity date to July 31, 2012. In July 2012, the Company received a principal payment on the note receivable in the amount of $3.1 million. Interest income was $0.2 million for the nine months ended September 30, 2012 and is included in interest income in the accompanying condensed consolidated statement of operations. The note receivable in the amount of $0.7 million is included in note-receivable – related party as of September 30, 2012 in the accompanying condensed consolidated balance sheet.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of our fiscal quarter ended September 30, 2012. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

Although we were profitable during the nine months ended September 30, 2012 and year ended December 31, 2011, we incurred a net loss during year ended December 31, 2010. Our operations in 2010 were impacted by fewer liquidation engagements during the year as economic conditions for retailers and credit markets improved. Revenues in our auction and liquidation segment were $21.0 million during the year ended December 31, 2010 as compared to $40.8 million during the years ended December 31, 2011. Our profitability in each reporting period is impacted by the number and size of retail liquidation engagements we perform on a quarterly or annual basis. It is possible that we will experience losses with respect to our current operations as we continue to expand our operations. In addition, we expect that our operating expenses will increase to the extent that we grow our business. We may not be able to generate sufficient revenues to maintain profitability.

Our substantial level of indebtedness may make it difficult for us to satisfy our debt obligations and may adversely affect our ability to obtain financing for working capital, capitalize on business opportunities or respond to adverse changes in our industry.

In connection with the consummation of the Acquisition on July 31, 2009, we issued subordinated unsecured promissory notes in the principal amount of $55.6 million payable to the Great American Members and the Phantom Equityholders, which includes our Chairman and Vice Chairman who own or control, in the aggregate, 10,560,000 shares of our common stock or 35.2% of our outstanding common stock as of September 30, 2012. As of September 30, 2012, an aggregate principal amount of $52.2 million remains outstanding on the promissory notes. We have entered into amendments and waivers with the Great American Members and certain of the Phantom Equityholders that reduce the interest rate of the notes, defer interest payments and, with respect to the Great American Members, extend the maturity date of the notes and increase the principal amount payable by the amount of accrued but unpaid interest under the notes. As of September 30, 2012, an aggregate principal amount of $48.8 million remains in notes outstanding to the Great American Members. These notes have an interest rate of 3.75% and a maturity date of July 31, 2018 (subject to annual principal payments based upon our cash flow, with certain limitations). As of September 30, 2012, there is an aggregate principal amount of $3.4 million in notes outstanding payable to the Phantom Equityholders. Of this amount, $50.9 million have an interest rate of 3.75% and $1.3 million have an interest rate of 12.0%.

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

Our executive officers, directors and their affiliates own or control, in the aggregate, approximately 39.9% of our outstanding common stock as of September 30, 2012. In particular, our Chairman and Vice Chairman own or control, in the aggregate, 10,560,000 shares of our common stock or 35.2% of our outstanding common stock as of September 30, 2012. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Great American Group, Inc.

Date: November 14, 2012	By:	/s/ Paul S. Erickson
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