Form 10-K
period 2012-12-31
Great American Group, Inc.
filed 2013-03-29
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:   ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock as reported on the OTC Bulletin Board on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.6 million. For purposes of this calculation, it has been assumed that all shares of the registrant's common stock held by directors, executive officers and shareholders beneficially owning ten percent or more of the registrant's common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

The number of shares outstanding of the registrant’s common stock as of March 21, 2013 was 30,002,975.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to the registrant’s 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report.

GREAT AMERICAN GROUP, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Except as otherwise required by the context, references in this Annual Report to:

•	“Great American,” “the “Company,” “we,” “us” or “our” refer to the combined business of Great American Group, Inc. and all of its subsidiaries after giving effect to (i) the contribution to Great American Group, Inc. of all of the membership interests of Great American Group, LLC by the members of Great American, which transaction is referred to herein as the “Contribution”, and (ii) the merger of Alternative Asset Management Acquisition Corp. (“AAMAC”) with and into its wholly-owned subsidiary, AAMAC Merger Sub, Inc., referred to herein as “Merger Sub”, in each case, which occurred on July 31, 2009, referred to herein as the “Merger”. The Contribution and Merger are referred to herein collectively as the “Acquisition”;

•	“GAG, LLC” refers to Great American Group, LLC;

•	“the Great American Members” refers to the members of Great American Group, LLC prior to the Acquisition;

•	“Phantom Equityholders” refers to certain members of senior management of Great American Group, LLC prior to the Acquisition that were participants in a deferred compensation plan.

Item 1.        BUSINESS

General

We are a leading provider of asset disposition, valuation and appraisal, and real estate consulting services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional service firms throughout the United States, Canada and the United Kingdom. We operate our business in three segments: auction and liquidation solutions, valuation and appraisal services and UK retail stores. The divisions in our auction and liquidation segment assist clients in maximizing return and recovery rates through the efficient disposition of assets and provide clients with capital advisory, financing and real estate services. Such assets include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property. Our valuation and appraisal services segment provides our clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs. Our UK retail stores segment was created from our investment in Shoon Trading Limited (“Shoon”) in May 2012. This new segment is complementary to the expansion of our auction and liquidation business in the United Kingdom and strategically supports our efforts in that market. The operating results of our UK retail stores segment includes the operations of ten retail stores in the United Kingdom acquired in our acquisition of Shoon on May 4, 2012. The financial statements in this Annual Report are presented in a manner consistent with our operating structure. For additional information regarding our operating segments, see Note 19 of the Notes to our Consolidated Financial Statements.

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

Great American, together with our predecessors, has been in business since 1973. For over 39 years, Great American and its predecessors have provided retail, wholesale and industrial auction and liquidation solutions to clients. Past clients include Boeing, Apple Computers, Blockbuster Video, Borders Group, Circuit City, Comet, Friedman’s Jewelers, Mervyns, Tower Records, TJ Hughes, Eaton’s, Hancock Fabrics, Movie Gallery, Linens N Things, Kmart, Sears, Montgomery Ward, Whitehall Jewelers, Gottschalks, Fortunoff, and Ritz Camera. Since 1995, we have participated in liquidations involving over $25 billion in aggregate asset value and auctioned assets with an estimated aggregate value of over $6 billion.

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

We were incorporated in Delaware in May 2009 as a subsidiary of AAMAC. On July 31, 2009, we closed the Acquisition, pursuant to which (i) the Great American Members contributed all of their membership interests in GAG, LLC to us in exchange for 10,560,000 shares of our common stock and a subordinated unsecured promissory note in an initial principal amount of $60.0 million issued in favor of the Great American Members and the Phantom Equityholders and (ii) AAMAC merged with and into Merger Sub, our wholly owned subsidiary. As a result of the Acquisition, GAG, LLC and AAMAC became our wholly-owned subsidiaries. The Acquisition has been accounted for as a reverse merger accompanied by a recapitalization as more fully described in Note 1 of our Consolidated Financial Statements.

Recent Developments

On May 4, 2012, we invested $0.1 million for a 40% interest in the common stock of Shoon Trading Limited (“Shoon”), a shoe retailer with operations in the United Kingdom. Shoon purchased the rights to operate the former Shoon internet business and ten retail stores that were in administration in the United Kingdom. As part of the investment, we also loaned Shoon approximately $1.3 million that is collateralized by retail inventory. The loan bears interest at an annual rate of LIBOR plus 6.0%. Interest on the loan is payable monthly. The loan has a maturity date of May 3, 2014. We exercised our right to appoint the Chairman of Shoon. Together with our 40% investment in the common stock of Shoon and control of the majority of the board of directors, we have a controlling interest in Shoon. As such, we have consolidated the operations of Shoon and included the results of operations of Shoon from May 4, 2012, the date of investment, through December 31, 2012 in our consolidated statements of operations. Revenues from the operation of the Shoon stores in the United Kingdom were $10.2 million for the period from May 4, 2012 to December 31, 2012. Other income during the year ended December 31, 2012 includes a $1.4 million gain from bargain purchase as a result of the acquisition of Shoon. The gain resulted from the amount in which the net assets Shoon that were acquired exceeded the consideration paid, as more fully described in Note 18 of our Consolidated Financial Statements,

In August 2012, we were engaged to participate in a joint venture involving the liquidation of inventory for the going-out-of-business sale of 568 Fashion Bug clothing store locations in the United States. The joint venture provided Fashion Bug with a minimum guarantee of amounts to be realized from the liquidation of the inventory. In connection with our portion of the guarantee, we provided a letter of credit to Fashion Bug in the amount of $6.7 million. In January 2013, the liquidation sale of inventory was completed and the amounts realized from the liquidation of inventory exceeded the minimum guarantee. In March 2013, the letter of credit provided to Fashion Bug was returned to us. Revenues from our participation in the joint venture in the amount of $6.3 million were received in the first quarter of 2013.

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

In April 2009, we expanded our operations into Europe by opening an office in the United Kingdom. We provide services to help retailers downsize through inventory liquidation and store closures in addition to providing appraisal and valuation services. In 2010, we hired a number of key employees to increase our presence and expand the operations of our retail liquidations solutions business throughout Europe. Revenues from services and fees from auction and liquidation services engagements, financing activities and valuation and appraisal engagements in the United Kingdom increased to $23.5 million during the year ended December 31, 2012 from $11.6 million during the year ended December 31, 2011.

During the year ended December 31, 2012, revenues from services and fees for one retail liquidation engagement were $12.1 million from the liquidation engagement for Comet, a 236 store electronics chain, conducted in the United Kingdom. During the year ended December 31, 2011, revenues from services and fees were $17.1 million from the liquidation engagement for TJ Hughes Limited, a 57 store discount department chain in the United Kingdom, and our participation in a joint venture involving the liquidation of Borders Group, Inc., a going-out-of-business sale for all 399 remaining Borders bookstore locations.

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

Real Estate Services

We provide real estate services to clients to property owners, tenants, secured and unsecured creditors, attorneys and financial advisors through our GA Keen Realty Advisors division. Our real estate services include real estate analysis, valuation and strategic planning services, brokerage, mergers and acquisition, auction services, lease restructuring services and real estate capital market services. During the year ended December 31, 2012, revenues from real estate services increased to $6.7 million from $1.4 million during the year ended December 31, 2011. The increase in real estate services in 2012 is primarily due to the increase in the size and the number of real estate engagements performed in 2012.

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

UK Retail Stores

We operate ten retail footwear stores in the United Kingdom as a result of our acquisition of Shoon on May 4, 2012. Revenues from the sale of goods in our UK retail stores segment are recognized as revenue upon the sale of product to retail customers. Our net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, and other promotional allowances and are recorded net of sales or value added tax. Allowances provided for these items are presented in the consolidated financial statements primarily as reductions to sales and cost of sales.

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

As of December 31, 2012, we employed 20 business development officers located throughout the United States and in London.

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

Our real estate services business development efforts target clients primarily in the retail and real estate industries. We focus on providing lease consulting services that include lease restructuring and mitigation services to retail companies. We also provide real estate analysis, valuation, strategic planning, brokerage, and auction services to companies that own real estate.

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

Customers

We serve retail, corporate, capital provider and individual customers across our services lines. Revenues from one liquidation service contract and financing activities to another retailer represented 14.4% and 6.0% of total revenues during the year ended December 31, 2012. Revenues from liquidation service contracts and financing activities to two retailers represented 15.2% and 11.5% of total revenues during the year ended December 31, 2011. No revenues from individual liquidation services contracts represented more than 10% of total revenues during the year ended December 31, 2010. The services provided to these customers were under short-term liquidation contracts that generally do not exceed a period of six months. There were no recurring revenues from year-to-year in connection with the services we performed under these contracts.

Auction and Liquidation Solutions

Retail

Our retail auction and liquidation solution clients include financially healthy retailers as well as distressed retailers, bankruptcy professionals, financial institution workout groups and a wide range of professional service providers. Some retail segments in which we specialize include apparel, arts and crafts, department stores, discount stores, drug / health and beauty, electronics, footwear, grocery stores, hardware / home improvement, home goods and linens, jewelry, office / party supplies, specialty stores, and sporting goods. Recent clients include Blockbuster Video, Borders Group, Comet, Circuit City, Friedman’s Jewelers, Mervyns, Tower Records, TJ Hughes, Hancock Fabrics, Movie Gallery, Linens N Things, Kmart, Sears, Whitehall Jewelers and Fortunoff.

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

Valuation and Appraisal Services

We are engaged by financial institutions, lenders, private equity investors and other capital providers, as well as professional service providers, to provide valuation and advisory services. We have extensive experience in the appraisal and valuation of retail and consumer inventories, wholesale and industrial inventories, machinery and equipment, intellectual property and real estate. We maintain ongoing client relationships with major asset based lenders including Bank of America, Citibank, Deutsche Bank, GE Capital, HSBC, JPMorgan Chase, SunTrust Bank, Union Bank of California, US Bank, Wells Fargo Foothill and Wells Fargo Retail Finance. In addition, our clients include private equity firms such as Apollo Management, Goldman Sachs Capital Partners, H.I.G. Capital, Sun Capital Partners and UBS Capital.

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

We face competition from our retail footwear business in the United Kingdom. We operate ten retail footwear stores in the United Kingdom as a result of our acquisition of Shoon on May 4, 2012. Our stores compete with other local specialty footwear stores in the United Kingdom and department stores that offer the same or similar brands and styles of footwear. Many of our competitors have significantly greater resources available to them than we do.

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

Employees

As of December 31, 2012, we had 165 full time employees and five part time employees. We are not a party to any collective bargaining agreements. We have never experienced a work stoppage or strike and believe that relations with our employees are good.

We rely significantly on the expertise of independent contractors whom we engage in connection with specific transactions. As of December 31, 2012, we maintained a network of approximately 160 independent contractors who we engage from time to time to provide services pursuant to the terms of independent contractor agreements.

Available Information

We maintain a website at www.greatamerican.com. We file reports with the Securities and Exchange Commission ("SEC"), and make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not a part of, or incorporated in, this Annual Report.

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

Although we were profitable during the years ended December 31, 2012 and 2011, we incurred a loss from operations during the year ended December 31, 2010. Our operations in 2010 were negatively impacted by fewer retail liquidation engagements during the year as economic conditions for retailers and credit markets improved. Revenues in our auction and liquidation segment were $48.2 million during the year ended December 31, 2012 as compared to $40.8 million during the year ended December 31, 2011 and $21.0 million during the years ended December 31, 2010. Our profitability in each reporting period is impacted by the number and size of retail liquidation engagements we perform on a quarterly or annual basis. It is possible that we will experience losses with respect to our current operations as we continue to expand our operations. In addition, we expect that our operating expenses will increase to the extent that we grow our business. We may not be able to generate sufficient revenues to maintain profitability.

Our substantial level of indebtedness may make it difficult for us to satisfy our debt obligations and may adversely affect our ability to obtain financing for working capital, capitalize on business opportunities or respond to adverse changes in our industry.

In connection with the consummation of the Acquisition on July 31, 2009, we issued subordinated unsecured promissory notes in the principal amount of $55.6 million payable to the Great American Members and the Phantom Equityholders, which includes our President and CEO who own or control, in the aggregate, 10,560,000 shares of our common stock or 35.2% of our outstanding common stock as of December 31, 2012. As of December 31, 2012, an aggregate principal amount of $52.2 million remains outstanding on the promissory notes. We have entered into amendments and waivers with the Great American Members and certain of the Phantom Equityholders that reduce the interest rate of the notes, defer interest payments and, with respect to the Great American Members, extend the maturity date of the notes and increase the principal amount payable by the amount of accrued but unpaid interest under the notes. As of December 31, 2012, an aggregate principal amount of $48.8 million remains in notes outstanding to the Great American Members. These notes have an interest rate of 3.75% and a maturity date of July 31, 2018 (subject to annual principal payments based upon our cash flow, with certain limitations). As of December 31, 2012, there is an aggregate principal amount of $3.4 million in notes outstanding payable to the Phantom Equityholders. Of this amount, $2.1 million have an interest rate of 3.75% and $1.3 million have an interest rate of 12.0%.

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

Our executive officers, directors and their affiliates own or control, in the aggregate, approximately 38.2% of our outstanding common stock as of December 31, 2012. In particular, our President and CEO own or control, in the aggregate, 10,560,000 shares of our common stock or 35.2% of our outstanding common stock as of December 31, 2012. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:

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

We may incur losses as a result of activities in the United Kingdom that include the operation of retail liquidation engagements and the acquisition of distressed debt from banks and finance or investment companies in connection with our auction and liquidation solutions business.

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

We may incur losses as a result of the operation of retail stores in the United Kingdom as a result of the acquisition of Shoon in May 2012.

We operate ten retail footwear stores in the United Kingdom and related internet sales operations as a result of our acquisition of Shoon on May 4, 2012. The retail footwear business in the United Kingdom is very competitive. Our stores compete with local specialty footwear stores, local, national, and global department stores, specialty and discount store chains, independent retail stores, and online businesses that offer the same or similar brands and styles of footwear. We face a variety of competitive challenges including attracting consumer traffic, competitively pricing our products and achieving customer perception of value, sourcing merchandise efficiently, and providing strong and effective marketing support. Many of our competitors have significantly greater resources available to them than we do. In addition, our senior management team does not have any experience operating retail stores. Although we have employed experienced managers to manage this business, we may not be successful in retaining key employees or otherwise operating these retail stores. If Shoon is not able to compete successfully, the credit we have extended to Shoon may not be repaid in accordance with its terms.  In that event, if the liquidation value of Shoon is less than the outstanding balance of the debt, we may suffer a loss on the transaction.

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

Item 1B.     UNRESOLVED STAFF COMMENTS

None.

Item 2.        PROPERTIES

Our headquarters are located in Woodland Hills, California in a leased facility. The following table sets forth the location and use of each of our properties, all of which are leased as of December 31, 2012.

Location	Use

Woodland Hills, California	Headquarters; Accounting, Information Technology and Human Resources offices; Appraisal and Auction offices

New Haven, Connecticut	Capital Advisory Services offices

Atlanta, Georgia	Marketing offices

Chicago, Illinois	Appraisal and Marketing offices

Deerfield, Illinois	Executive offices; Marketing and Legal offices

Boston, Massachusetts	Appraisal and Marketing offices

Needham, Massachusetts	Appraisal offices

Bohemia, New York	Marketing office

Melville, New York	Real Estate Services offices

New York, New York	Real Estate Services, Appraisal and Marketing offices

Charlotte, North Carolina	Marketing offices

Toledo, Ohio	Marketing office

Dallas, Texas	Appraisal offices

Milwaukee, Wisconsin	Marketing office

London, England	Appraisal and Marketing offices

Milan, Italy	Marketing office

Retail Store Operations in the United Kingdom:

Bath, England	Shoon Retail Store

Brighton, England	Shoon Retail Store

Cheltenham, England	Shoon Retail Store

Guildford, England	Shoon Retail Store

Kingston, England	Shoon Retail Store

Reading, England	Shoon Retail Store

Salisbury, England	Shoon Retail Store

St Albans, England	Shoon Retail Store

Tunbridge Wells, England	Shoon Retail Store

Winchester, England	Shoon Retail Store

Wells Somerset, England	Shoon Warehouse and Corporate Offices

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

Item 4.        MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market and Other Information

Our common stock is traded on the OTC Bulletin Board under the symbol: “GAMR”.

The following table sets forth the high and low closing sale prices of a share of our Common Stock as reported by the OTC Bulletin Board on a quarterly basis for the years ended December 31, 2011 and 2012.

	High	Low

2011:
Quarter ended March 31, 2011	$0.60	$0.27
Quarter ended June 30, 2011	0.35	0.30
Quarter ended September 30, 2011	0.39	0.05
Quarter ended December 31, 2011	0.15	0.10

2012:
Quarter ended March 31, 2012	$0.14	$0.11
Quarter ended June 30, 2012	0.45	0.12
Quarter ended September 30, 2012	0.55	0.33
Quarter ended December 31, 2012	0.45	0.24

As of March 15, 2013, there were approximately 27 holders of record of our Common Stock. This number does not include beneficial owners holding shares through nominees or in “street” name.

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

Item 6.        SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of and for each of the five fiscal years ended December 31, 2012, and is derived from our Consolidated Financial Statements. The Consolidated Financial Statements as of December 31, 2012 and 2011, and for each of the years in the three-year period ended December 31, 2012, are included elsewhere in this report. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Consolidated Statement of Operations Data:

(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010	2009	2008
Revenues:
Services and fees	$65,624	$60,627	$37,026	$70,810	$48,496
Sale of goods	18,312	2,899	5,119	12,611	4,673
Total revenues	83,936	63,526	42,145	83,421	53,169
Operating expenses:
Direct cost of services	23,911	19,749	15,417	17,491	20,595
Cost of goods sold	12,750	3,391	6,674	12,669	4,736
Selling, general and administrative	39,834	32,946	31,413	35,743	21,696
Total operating expenses	76,495	56,086	53,504	65,903	47,027
Operating income (loss)	7,441	7,440	(11,359)	17,518	6,142
Other income (expense):
Interest income	201	476	522	32	158
Other income (expense)	—	—	—	18	112
Loss from equity investment in Great American Group Real Estate, LLC	(120)	(369)	(1,640)	(861)	(17)
Gain from bargain purchase	1,366	—	—	—	—
Interest expense	(2,612)	(4,885)	(3,667)	(11,273)	(4,063)
Income (loss) from continuing operations before benefit for income taxes	6,276	2,662	(16,144)	5,434	2,332
(Provision) benefit for income taxes	(1,936)	(2,060)	5,106	11,664	—
Income (loss) from continuing operations	4,340	602	(11,038)	17,098	2,332
Loss from discontinued operations, net of tax	—	—	—	(142)	(2,069)
Net income (loss)	4,340	602	(11,038)	16,956	263
Net income attributable to noncontrolling interests	819	—	—	—	—
Net income (loss) attributable to Great American Group, Inc.	$3,521	$602	$(11,038)	$16,956	$263

Basic earnings (loss) per share, continuing operations	$0.12	$0.02	$(0.39)	$0.96	$0.22
Basic earnings (loss) per share, discontinued operations	0.00	0.00	0.00	(0.01)	(0.20)
Basic earnings (loss) per share	$0.12	$0.02	$(0.39)	$0.95	$0.02

Diluted earnings (loss) per share, continuing operations	$0.12	$0.02	$(0.39)	$0.92	$0.22
Diluted loss per share, discontinued operations	0.00	0.00	0.00	(0.01)	(0.20)
Diluted earnings (loss) per share	$0.12	$0.02	$(0.39)	$0.91	$0.02

Weighted average basic shares outstanding	28,682,975	28,539,651	28,075,758	17,786,686	10,560,000
Weighted average diluted shares outstanding	29,614,252	29,408,466	28,075,758	18,664,049	10,560,000

PRO FORMA COMPUTATION RELATED TO CONVERSION TO C CORPORATION FOR INCOME TAX PURPOSES (unaudited):
Historical income (loss) from continuing operations before income taxes				$5,434	$2,332
Pro forma benefit (provision) for income taxes				(2,141)	(919)
Pro forma income (loss) from continuing operations				3,293	1,413
Pro forma loss from discontinued operations, net of tax				(116)	(1,254)
Pro forma net income (loss)				$3,177	$159

Pro forma basic earnings (loss) per share, continuing operations				$0.19	$0.13
Pro forma basic loss per share, discontinued operations				(0.01)	(0.11)
Pro forma basic earnings (loss) per share				$0.18	$0.02

Pro forma diluted earnings (loss) per share, continuing operations				$0.18	$0.13
Pro forma diluted loss per share, discontinued operations				(0.01)	(0.11)
Pro forma diluted earnings (loss) per share				$0.17	$0.02

Pro forma weighted average basic shares outstanding				17,786,686	10,560,000
Pro forma weighted average diluted shares outstanding				18,664,049	10,560,000

Consolidated Balance Sheet Data:

(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010	2009	2008

Cash and cash equivalents	$18,721	$15,034	$20,080	$37,989	$16,965
Restricted cash	7,923	—	—	459	3,653
Total assets	80,583	76,358	72,274	78,673	55,831
Total current liabilities	34,275	32,394	28,966	35,110	37,113
Total long-term liabilities	50,483	52,220	52,211	44,563	4,217
Total equity (deficit)	(4,175)	(8,256)	(8,903)	(1,000)	14,501

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Except as otherwise required by the context, references in this Annual Report to:

•	“Great American,” “the “Company,” “we,” “us” or “our” refer to the combined business of Great American Group, Inc. and all of its subsidiaries after giving effect to (i) the contribution to Great American Group, Inc. of all of the membership interests of Great American Group, LLC by the members of Great American, which transaction is referred to herein as the “Contribution”, and (ii) the merger of Alternative Asset Management Acquisition Corp. (“AAMAC”) with and into its wholly-owned subsidiary, AAMAC Merger Sub, Inc., referred to herein as “Merger Sub”, in each case, which occurred on July 31, 2009, referred to herein as the “Merger”. The Contribution and Merger are referred to herein collectively as the “Acquisition”;

•	“GAG, LLC” refers to Great American Group, LLC;

•	the “Great American Members” refers to the members of Great American Group, LLC prior to the Acquisition;

•	“Phantom Equityholders” refers to certain members of senior management of Great American Group, LLC prior to the Acquisition that were participants in a deferred compensation plan.

The Acquisition

On July 31, 2009, the Company, GAG, LLC and AAMAC completed the Acquisition. As a result of the Acquisition, GAG, LLC and AAMAC became subsidiaries of the Company. Immediately following the consummation of the Acquisition, the former shareholders of AAMAC had an approximate 63% voting interest in the Company and the Great American Members had an approximate 37% voting interest in the Company. We received net proceeds of $69.3 million from AAMAC as a result of the Acquisition and issued 19,346,626 shares of our common stock to AAMAC shareholders. Upon the closing of the Acquisition, the Great American Members received 10,560,000 shares of our common stock and $82.4 million consisting of (i) cash distributions totaling $31.7 million from GAG, LLC and (ii) an aggregate of $50.7 million in unsecured subordinated promissory notes. Unsecured subordinated promissory notes amounting to an aggregate of $9.3 million were issued to the Phantom Equityholders in settlement of accrued compensation payable pursuant to a deferred compensation plan.

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

Effective July 31, 2011, we entered into individual amendments with the Great American Members that increased the principal amount of the promissory notes for the $1.8 million of accrued interest that was due to them on July 31, 2011. The addition to the principal amount will accrue interest at the note rate of 3.75% and continue to be subject to annual prepayments based upon our cash flow and the maintenance of a minimum adjusted cash balance as provided in the notes prior to the capitalization of the accrued interest. We are not required to make any principal prepayments under these notes for the fiscal years ended December 31, 2010 and 2011. Also effective July 31, 2011, we entered into agreements permitting us to defer payment of $1.4 million in interest owed to the Phantom Equityholders from July 31, 2011 to the fourth quarter of 2011. As of December 31, 2012, there was $48.8 million in aggregate principal amount outstanding under the notes payable to the Great American Members and $3.4 million in aggregate principal amount outstanding under the notes payable to the Phantom Equityholders. Of this amount, $50.9 million accrues interest at 3.75% and $1.3 million accrues interest at 12.0%.

Overview

We are a leading provider of asset disposition, valuation and appraisal, and real estate consulting services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional service firms throughout the United States, Canada and the United Kingdom. We operate our business in three segments: auction and liquidation solutions, valuation and appraisal services and UK retail stores. Our auction and liquidation segment seeks to assist clients in maximizing return and recovery rates through the efficient disposition of assets and provide clients with capital advisory, financing and real estate services. Such assets include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property. Our valuation and appraisal services segment provides our clients with independent appraisals in connection with asset-based loans, acquisitions, divestitures and other business needs. These services are provided to a wide range of retail, wholesale and industrial companies, as well as lenders, capital providers, private equity investors and professional service firms throughout the United States, Canada and the United Kingdom. Our UK retail stores segment was created from our investment in Shoon Trading Limited (“Shoon”) in May 2012. This new segment is complementary to the expansion of our auction and liquidation business in the United Kingdom and strategically supports our efforts in that market. The operating results of our UK retail stores segment includes the operations of ten retail shoe stores in the United Kingdom acquired in our acquisition of Shoon on May 4, 2012. The financial statements in this Annual Report are presented in a manner consistent with our operating structure. For additional information regarding our operating segments, see Note 19 of the Notes to our Consolidated Financial Statements.

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

Together with our predecessors, we have been in business since 1973. For over 39 years, we and our predecessors have provided retail, wholesale and industrial auction and liquidation solutions to clients. Past clients include Boeing, Apple Computers, Blockbuster Video, Borders Group, Circuit City, Comet, Friedman’s Jewelers, Mervyns, Tower Records, TJ Hughes, Hancock Fabrics, Movie Gallery, Linens N Things, Kmart, Sears, Whitehall Jewelers and Fortunoff. Since 1995, we have participated in liquidations involving over $25 billion in aggregate asset value and auctioned assets with an estimated aggregate value of over $6 billion.

Historically, revenues from our auction and liquidation segment have comprised a significant amount of our total revenues and operating profits. During the years ended December 31, 2012, 2011 and 2010, revenues from our auction and liquidation segment were 57.5%, 64.1% and 49.9% of total revenues. Our profitability in each reporting period is impacted by the number and size of retail liquidation engagements we perform on a quarterly or annual basis. Revenues from liquidation service contracts and financing activities to two retailers represented 20.4% of our total revenues during the year ended December 31, 2012. Revenues from two liquidation contracts represented 26.9% of our total revenues during the year ended December 31, 2011. Our revenues in the auction and liquidation segment during the year ended December 31, 2010 were negatively impacted by fewer liquidation engagements during the year as economic conditions for retailers and credit markets improved from the prior years.

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

In September 2008, we partnered with Kelly Capital to launch Great American Real Estate, LLC through which we and Kelly Capital conduct public auctions of foreclosed residential real estate and market residential and commercial loan sales to third parties on behalf of financial institutions and other private parties. We commenced auctions for foreclosed residential real estate properties in the fourth quarter of 2009 and we commenced residential and commercial loan sales to third parties on behalf of financial institutions and other private parties in the first quarter of 2010. During 2010, the market for providers of services for foreclosed residential real estate properties was challenging and we incurred losses from our equity investment in Great American Real Estate, LLC of $1.6 million. The flow of new inventory of residential home foreclosures into the market was impacted by legislation at the state and federal levels. This impacted our ability to establish new relationships as the auction broker with major financial institutions, lenders, portfolio managers and investment firms, which hold title to foreclosed homes. During the fourth quarter of 2010, we limited operations of the joint venture with Kelly Capital to the sale of certain residential and commercial loan sales that the joint venture purchased through an investment with a third party. During the year ended December 31, 2012 and 2011, we incurred a loss from our equity investment in Great American Real Estate, LLC of $0.1 million and $0.4 million, respectively.

In April 2009, we expanded our operations into Europe by opening an office in the United Kingdom. In 2010, we hired a number of key employees to increase our presence and expand the operations of our retail liquidations solutions business throughout Europe. Because of the difference in the legal regime in which retailers operate in the United Kingdom, our business activities in the United Kingdom may frequently involve lending activities that includes the acquisition of debt of distressed retailers from banks and finance companies at a discount to face value. Revenues from services, fees and financing activities from our auction and liquidation segment and valuation and appraisal services segment in the United Kingdom increased to $23.5 million during the year ended December 31, 2012 from $11.6 million during the year ended December 31, 2011 and from $0.6 million during the year ended December 31, 2010. During 2012, revenues of $17.1 million were generated from lending activities to one retailer and liquidation services we provided to another retailer in the United Kingdom. During 2011, revenues of $8.1 million were generated from two retail liquidation service engagements conducted in the United Kingdom.

In October 2009, we formed GA Capital, LLC (“GA Capital”), a majority owned subsidiary of the Company. GA Capital focuses on services to retailers that are in need of junior secured loans for growth capital, working capital, and turnaround financing as part of our auction and liquidation segment. GA Capital advises borrowers and sources loans between $10 million and $100 million secured by collateral assets of the borrowers, including inventory, accounts receivable, real estate and intellectual property. During the years ended December 31, 2012, 2011 and 2010, revenues from capital advisory services performed by our GA Capital operations were $0.4 million, $7.3 million and $2.6 million, respectively. The decrease in revenues from capital advisory services in 2012 was primarily due to a decrease in fees earned from loan origination activity in 2012 and contingent fees that were earned in 2011 from the prepayment of previously originated loans where we acted as an advisor.

In January 2011, the Keen Consultants’ real estate team joined us and is operating as GA Keen Realty Advisors. This newly formed division provides real estate analysis, valuation and strategic planning services, brokerage, mergers and acquisition, auction services, lease restructuring services, and real estate capital market services as part of our auction and liquidation segment. GA Keen Realty Advisors offers services to property owners, tenants, secured and unsecured creditors, attorneys, and financial advisors. During the year ended December 31, 2012, revenues from real estate services increased to $6.7 million from $1.4 million during the year ended December 31, 2011. The increase in real estate services in 2012 is primarily due to the increase in the size and the number of real estate engagements performed in 2012.

During the year ended December 31, 2012, we generated $17.1 million revenues from lending activities to TJ Hughes Limited, a 57 store department chain, and revenues from liquidation services provided to Comet, a 236 store electronics chain, both in the United Kingdom. During the year ended December 31, 2011, we generated $17.1 million of revenues from the liquidation engagement for TJ Hughes Limited and our participation in a joint venture involving the liquidation of Borders Group, Inc., a going-out-of-business sale for all 399 remaining Borders bookstore locations.

In August 2012, we were engaged to participate in a joint venture involving the liquidation of inventory for the going-out-of-business sale of 568 Fashion Bug clothing store locations in the United States. The joint venture provided Fashion Bug with a minimum guarantee of amounts to be realized from the liquidation of the inventory. In connection with our portion of the guarantee, we provided a letter of credit to Fashion Bug in the amount of $6.7 million. In January 2013, the liquidation sale of inventory was completed and the amounts realized from the liquidation of inventory exceeded the minimum guarantee. In March 2013, the letter of credit provided to Fashion Bug was returned to us. Revenues from our participation in the joint venture in the amount of $6.3 million were received in the first quarter of 2013.

Results of Operations

The following period to period comparisons of our financial results are not necessarily indicative of future results.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Consolidated Statements of Operations

(Dollars in thousands)

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Amount	%	Amount	%
Revenues:
Services and fees	$65,624	78.2%	$60,627	95.4%
Sale of goods	18,312	21.8%	2,899	4.6%
Total revenues	83,936	100.0%	63,526	100.0%

Operating expenses:
Direct cost of services	23,911	28.5%	19,749	31.1%
Cost of goods sold	12,750	15.2%	3,391	5.3%
Selling, general and administrative expenses	39,834	47.5%	32,946	52.0%
Total operating expenses	76,495	91.1%	56,086	88.3%
Operating income	7,441	8.9%	7,440	11.7%
Other income (expense):
Interest income	201	0.2%	476	0.7%
Loss from equity investment in Great American
Real Estate, LLC	(120)	-0.1%	(369)	-0.6%
Gain from bargain purchase	1,366	1.6%	-	n/a
Interest expense	(2,612)	-3.1%	(4,885)	-7.6%
Income before provision for income taxes	6,276	7.5%	2,662	4.2%
Provision for income taxes	(1,936)	-2.3%	(2,060)	-3.3%
Net income	4,340	5.2%	602	0.9%
Net income attributable to noncontrolling interests	819	1.1%	-	n/a
Net income attributable to Great American Group, Inc.	$3,521	4.2%	$602	0.9%

Revenues. Total revenues increased $20.4 million to $83.9 million during the year ended December 31, 2012 from $63.5 million during the year ended December 31, 2011. The increase in revenues was primarily due to a $7.5 million increase in revenues in the auction and liquidation segment, a $2.7 million increase in revenues in the valuation and appraisal services segment and an increase in revenues of $10.2 million in the UK retail stores segment as a result of our acquisition of Shoon on May 4, 2012 as more fully described below. The increase in revenues in the auction and liquidation segment in 2012 was primarily due to (a) an increase in revenues of $5.2 million from the auction of wholesale and industrial equipment, which included revenues of $1.7 million from the sale of one oil rig from the exercise of a lease purchase option, (b) an increase in revenues of $3.5 million from financing activities to a retailer in the United Kingdom, (c) an increase in revenues of $5.3 million from our GA Keen Realty Advisors division, and (d) an increase in revenues of $0.3 million from retail liquidation engagements, offset by a decrease in revenues of $6.8 million from capital advisory fees earned by our GA Capital operations. The increase in revenues from financing activities was primarily due to interest income, amortization of discount, and monitoring fees earned and collected in 2012 on a loan to a retailer in the United Kingdom. The increase in revenues from our GA Keen Realty Advisors division in 2012 was due to an increase in the size and number of engagements where we provided real estate consulting services as compared to the same period in 2011. The decrease in revenues from capital advisory fees was primarily due to a decrease in fees earned from loan origination activity in 2012 and contingent fees earned in 2011 from the prepayment of previously originated loans where we acted as an advisor. The increase in revenues of $2.7 million in the valuation and appraisal services segment was primarily due to an increase in revenues of $0.9 million related to appraisals for machinery and equipment and an increase in revenues of $1.8 million for appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors.  Revenues from gross sales of goods increased to $18.3 million during the year ended December 31, 2012 from $2.9 million during the year ended December 31, 2011, primarily due to a increase in revenues in our UK retail stores segment as a result of the acquisition of Shoon on May 4, 2012 as more fully discussed below.

Revenue and Gross Margin by Segment

(Dollars in thousands)

Auction and Liquidation Segment:

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Amount	%	Amount	%
Revenues:
Services and fees	$40,132	83.2%	$37,830	92.9%
Sale of goods	8,106	16.8%	2,899	7.1%
Total revenues	48,238	100.0%	40,729	100.0%
Direct cost of services	12,327	25.6%	10,097	24.8%
Cost of goods sold	7,275	15.1%	3,391	8.3%
Total operating expenses	19,602	40.7%	13,488	33.1%
Gross margin	$28,636	59.3%	$27,241	66.9%

Gross margin services and fees	69.3%		73.3%
Gross margin sales of goods	10.3%		-17.0%

Revenues in the auction and liquidation segment increased $7.5 million to $48.2 million during the year ended December 31, 2012 from $40.7 million during the year ended December 31, 2011. The increase in revenues in the auction and liquidation segment in 2012 was primarily due to (a) an increase in revenues of $5.2 million from the auction of wholesale and industrial equipment, which included revenues of $1.7 million from the sale of one oil rig from the exercise of the lease purchase option, (b) an increase in revenues of $3.5 million from financing activities to a retailer in the United Kingdom, (c) an increase in revenues of $5.3 million from our GA Keen Realty Advisors division, and (d) an increase in revenues of $0.3 million from retail liquidation engagements, offset by a decrease in revenues of $6.8 million from capital advisory fees earned by our GA Capital operations. Revenues from retail liquidation engagements were $20.5 million during the year ended December 31, 2012, an increase of $0.3 million, from $20.2 million during the year ended December 31, 2011. During the year ended December 31, 2012, revenues from one liquidation engagement in Europe accounted for $12.1 million or 24.9% of our total revenues in the auction and liquidation segment. During the year ended December 31, 2011, the TJ Hughes Limited liquidation engagement in Europe and our participation in the joint venture involving the liquidation of Borders Group, Inc. accounted for $17.1 million or 42.0% of our total revenues in the auction and liquidation segment. Revenues from gross sales of goods where we held title to the goods increased $5.2 million to $8.1 million during the year ended December 31, 2012 from $2.9 million during the year ended December 31, 2011. The increase in revenues was primarily due to the sale of one oil rig from the exercise of the lease purchase option in the amount of $1.7 million and an increase in auction engagements where we sell assets in 2012.

Gross margin in the auction and liquidation segment decreased to 69.3% of revenues during the year ended December 31, 2012, as compared to 73.3% of revenues during the year ended December 31, 2011. The decrease in the gross margin during the year ended December 31, 2012 was primarily due to an increase in revenues earned from lower-margin cost plus fee based liquidation engagements in 2012 as compared to higher margin liquidation engagements where we provided a minimum recovery value for goods sold at bankruptcy liquidation sales. In addition, the decrease in the gross margin during the year ended December 31, 2012 was impacted by the decrease in revenues we earned from capital advisory services in 2012 as compared to the same period in 2011.

Gross margin from the sales of goods where we held title improved to 10.3% during the year ended December 31, 2012 as compared to a gross margin of (17.0%) during the year ended December 31, 2011. The gross margin in 2012 was favorably impacted by the increase in business activity and increase in auction and liquidation sales of equipment that had higher profit margins in 2012 as compared to the same period in 2011. The gross margins in 2012 and 2011 were negatively impacted by a $0.2 million inventory valuation charge during each of the periods. The inventory valuation charge in both periods was to write down the carrying value of certain goods held for sale or auction to lower of cost or market.

Valuation and Appraisal Segment:

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Amount	%	Amount	%

Revenues - Services and fees	$25,492	100.0%	$22,797	100.0%
Direct cost of services	11,584	45.4%	9,652	42.3%
Gross margin	$13,908	54.6%	$13,145	57.7%

Revenues in the valuation and appraisal segment increased $2.7 million, or 11.8%, to $25.5 million during the year ended December 31, 2012 from $22.8 million during the year ended December 31, 2011. The increase in revenues in 2012 was primarily due to an increase in revenues of $0.9 million related to appraisals for machinery and equipment and an increase in revenues of $1.8 million for appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors.

Gross margins in the valuation and appraisal segment decreased to 54.6% of revenues during the year ended December 31, 2012 as compared to 57.7% of revenues during the year ended December 31, 2011. Gross margins in 2012 were unfavorably impacted by an increase in headcount that resulted in an increase in salaries, wages and benefits in 2012 as compared to the same period in 2011.

UK Retail Segment:

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Amount	%	Amount	%

Revenues - Sale of retail goods	$10,206	100.0%	$-	n/a
Cost of goods sold	5,475	53.6%	-	n/a
Gross margin	$4,731	46.4%	$-	n/a

Revenues and cost of goods sold in the UK retail stores segment are from the operation of ten retail stores and internet operations of Shoon in the United Kingdom for the period from our acquisition of Shoon on May 4, 2012 through December 31, 2012. The gross margin was 46.4% for the period from May 4, 2012 through December 31, 2012.

Operating Expenses

Direct Costs of Services. Total direct costs of services increased $4.2 million, to $23.9 million during the year ended December 31, 2012 from $19.7 million during the year ended December 31, 2011. Direct costs of services in the auction and liquidation segment increased $2.2 million to $12.3 million during the year ended December 31, 2012 from $10.1 million during the year ended December 31, 2011. The increase in expenses was primarily due an increase in the number of fee and commission type of engagements where we contractually bill fees, commissions and reimbursable expenses in 2012 as compared to the same period in 2011. Direct costs of services in the valuation and appraisal services segment increased $1.9 million, or 20.0%, to $11.6 million during the year ended December 31, 2012 from $9.7 million during the year ended December 31, 2011. The increase was primarily due to an increase in headcount which resulted in an increase in salaries, wages and benefits in 2012 as compared to the same period in 2011.

Cost of Goods Sold. Cost of goods sold increased $9.4 million to $12.8 million during the year ended December 31, 2012 from $3.4 million during the year ended December 31, 2011. Costs of goods sold in the auction and liquidation segment increased $3.9 million, to $7.3 million during the year ended December 31, 2012 from $3.4 million during the year ended December 31, 2011. As a percentage of gross sales of goods where we hold title to the goods in the auction and liquidation segment, costs of goods sold was 89.7% during the year ended December 31, 2012 as compared to 117.0% during the year ended December 31, 2011. The increase in the gross margin in 2012 was primarily due to the sale of one oil rig where the lessee exercised the option to purchase the oil rig and the sale of machinery and equipment with higher gross margins at our wholesale and industrial auctions during the year ended December 31, 2012 as compared to the same period in 2011. Cost of goods sold in the UK retail stores segment was $5.5 million during the year ended December 31, 2012. Our gross margin in the UK retail stores segment was 46.4% for the period from our acquisition of Shoon on May 4, 2012 through December 31, 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the year ended December 31, 2012 and 2011 were comprised of the following:

Selling, General and Administrative Expenses by Segment

(Dollars in thousands)

	Year Ended		Year Ended
	December 31, 2012		December 31, 2011		Change
	Amount	%	Amount	%	Amount	%

Auction and liquidation	$17,257	43.3%	$13,528	41.1%	$3,729	27.6%
Valuation and appraisal	7,095	17.8%	7,319	22.2%	(224)	-3.1%
UK retail stores	4,480	11.3%	-	n/a	4,480	n/a
Corporate and other	11,002	27.6%	12,099	36.7%	(1,097)	-9.1%
Total selling, general & administrative expenses	$39,834	100.0%	$32,946	100.0%	$6,888	20.9%

Total selling, general and administrative expenses increased $6.9 million, or 21.0%, to $39.9 million during the year ended December 31, 2012 from $33.0 million for the year ended December 31, 2011. Selling, general and administrative expenses in the auction and liquidation segment increased $3.7 million, to $17.2 million during the year ended December 31, 2012 from $13.5 million for the year ended December 31, 2011. The $3.7 million increase in selling, general and administrative expenses in the auction and liquidation segment was primarily due to (a) an increase in payroll and benefits expenses of $1.1 million due to the continued expansion of our operations in the United Kingdom in 2012, and (b) an increase in profit sharing and bonus expense of $4.7 million primarily related to our operations in the United Kingdom and increase in profitability of our GA Keen Realty division in 2012, offset by a decrease in professional and consulting fees of $1.0 million, $0.6 million decrease in bad debt expense, and a decrease in other operating expenses of $0.5 million which was primarily due to the favorable impact of foreign currency exchange rates from our United Kingdom operations in 2012. Bad debt expense was $(0.2) million in 2012, which represented recoveries of bad debts written off in 2011, as compared to bad debt expense of $0.4 million in 2011. These bad debt expense amounts primarily related to our wholesale and industrial operations in the auction and liquidation segment.

Selling, general and administrative expenses in the valuation and appraisal services segment decreased $0.2 million, or 3.1%, to $7.1 million during the year ended December 31, 2012 from $7.3 million for the year ended December 31, 2011. The decrease was primarily due to a decrease in headcount in administrative functions. Selling, general and administrative expenses in the UK retail stores segment of $4.5 million during the year ended December 31, 2012 relates to our acquisition of Shoon on May 4, 2012. These expenses include the operating expense of ten retail stores and the internet operations of Shoon in the United Kingdom and the corporate expenses of Shoon.

Selling, general and administrative expenses for corporate and other decreased $1.1 million, or 9.1%, to $11.0 million during the year ended December 31, 2012 from $12.1 million for the year ended December 31, 2011. The decrease was primarily due to (a) a decrease in compensation expense of $1.9 million for noncontrolling interests that primarily related to our majority owned subsidiary GA Capital, LLC, (b) a decrease of $0.3 million in share based compensation expense related to consideration paid to the Phantom Equityholders in connection with the Acquisition on July 31, 2009 that was incurred during the year ended December 31, 2011, where no corresponding expense was incurred during the year ended December 31, 2012, offset by an increase in payroll and related expenses of $1.1 million that was primarily comprised of an increase in wages for additional hires and an increase in bonus expense in 2012.

Other Income. Other income was $1.4 million during the year ended December 31, 2012 as compared to other income of $0.1 million during the year ended December 31, 2011. Other income during the year ended December 31, 2012 was primarily comprised of (a) $0.2 million of interest income on our note receivable – related party as described in Note 10 to our consolidated financial statements; (b) $1.4 million of gain from bargain purchase as a result of the Shoon acquisition on May 4, 2012, where the net assets acquired exceeded the consideration paid, offset by $0.2 million from our loss from our 50% equity investment in Great American Group Real Estate, LLC.

Interest Expense. Interest expense was $2.6 million during the year ended December 31, 2012 as compared to $4.9 million during the year ended December 31, 2011. Interest expense during the year ended December 31, 2012 was primarily comprised of interest expense on the notes payable to the Great American Members and Phantom Equityholders of $2.1 million, amortization of deferred loan fees on our $100.0 million asset based credit facility of $0.3 million, and $0.2 million of interest expense we incurred on our accounts receivable revolving line of credit and amounts outstanding under of asset based credit facility for letters of credit. Interest expenses during the year ended December 31, 2011 was primarily comprised of interest expense on the notes payable to the Great American Members and Phantom Equityholders of $2.2 million, interest expense and amortization of deferred loan fees on our $100.0 million asset based credit facility of $1.8 million, interest expense and fees of $1.1 incurred for a note payable that was used to fund a portion of a retail liquidation engagement, interest expense on our accounts receivable revolving line of credit of $0.1 million, offset by the reversal of interest expense of $0.3 million that was accrued at December 31, 2010 on the note payable that is collateralized by machinery and equipment as more fully described in Note 8 to the accompanying consolidated financial statements. The reversal of interest expense was the result of the execution of the Second Amendment to Credit Agreement on the note payable that is collateralized by machinery and equipment during the first quarter of 2011.

Income Before Provision for Income Taxes. Income before provision for income taxes was $6.3 million during year ended December 31, 2012 compared to income before provision for income taxes of $2.7 million during the year ended December 31, 2011. The increase in income before provision for income taxes during the year ended December 31, 2012 was primarily due to a decrease in interest expense of $2.3 million and the gain from bargain purchase of $1.4 million as a result of the acquisition of Shoon on May 4, 2012.

Provision (Benefit) For Income Taxes. Provision for income taxes was $1.9 million during the year ended December 31, 2012 compared to a provision for income taxes of $2.1 million during the year ended December 31, 2011. The effective income tax rate was 30.8% during the year ended December 31, 2012 compared to an effective income tax rate of 77.4% during the year ended December 30, 2011. The effective rate for our provision for income taxes in 2012 was favorably impacted by lower income taxes from our foreign operations which included the operating results from our acquisition of Shoon on May 4, 2012 and the gain on bargain purchase of Shoon. The effective income tax rate on our provision for income taxes in 2011 was negatively impacted by the tax differential from the vesting of restricted stock.

Net Income Attributable to Noncontrolling Interests Net income attributable to noncontrolling interests represents the proportionate share of net income generated by Shoon that we do not wholly-own. During the year ended December 31, 2012, net income attributable to noncontrolling interests was $0.8 million.

Net Income (Loss) Attributable to the Company. Net income attributable to the Company for the year ended December 31, 2012 was $3.5 million compared to net income of $0.6 million during the year ended December 31, 2011. The increase in net income during the year ended December 31, 2012 as compared to the same period in 2011 was primarily due to a decrease in interest expense of $2.3 million and the gain from bargain purchase of $1.4 million as a result of the acquisition of Shoon on May 4, 2012, offset by net income attributable to noncontrolling interests of $0.8 million.

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

Gross margin from the sales of goods where we held title improved to (17.0%) during the year ended December 31, 2011 as compared to a gross margin of (30.4%) during the year ended December 31, 2010. The gross margin was favorably impacted by liquidation sales of certain equipment with higher profit margins in 2011 as compared to the same period in 2010. The gross margins in 2011 were negatively impacted by a $0.2 million inventory valuation charge and the gross margins in 2010 were negatively impacted by a $1.4 million inventory valuation charge. The inventory valuation charge in 2011 and 2010 was to write down the carrying value of certain goods held for sale or auction to lower of cost or market.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the year ended December 31, 2011 and 2010 were comprised of the following:

Selling, General and Administrative Expenses by Segment

(Dollars in thousands)

	Year Ended		Year Ended
	December 31, 2011		December 31, 2010		Change
	Amount	%	Amount	%	Amount	%

Auction and liquidation	$13,528	41.1%	$8,103	25.8%	$5,425	67.0%
Valuation and appraisal	7,319	22.2%	7,811	24.9%	(492)	-6.3%
Corporate and other	12,099	36.7%	15,499	49.3%	(3,400)	-21.9%
Total selling, general & administrative expenses	$32,946	100.0%	$31,413	100.0%	$1,533	4.9%

Total selling, general and administrative expenses increased $1.5 million, or 4.9%, to $32.9 million during the year ended December 31, 2011 from $31.4 million for the year ended December 31, 2010. Selling, general and administrative expenses in the auction and liquidation segment increased $5.4 million, to $13.5 million during the year ended December 31, 2011 from $8.1 million for the year ended December 31, 2010. The increase was primarily due to (a) an increase in payroll and operating expenses of $2.0 million from our GA Keen Realty Advisors division, which was formed in January 2011; (b) an increase in operating expenses of $2.0 million related to the expansion of our operations in the United Kingdom; (c) an increase of $0.3 million related to unrealized loss from foreign currency exchange rates during the year; and (d) an increase of $1.1 million in operating expenses primarily related to payroll and bonus expense for GA Capital, our majority owned subsidiary that performs capital advisory services.  The increase in operating expenses of $2.0 million related to the expansion of our operations in the United Kingdom in 2011 is primarily related to an increase in payroll and related expenses of $0.7 million as a result of the hiring of additional personnel to staff our operations, an increase in professional and consulting fees of $1.1 million related to retail and liquidation engagements in the United Kingdom and an increase in general corporate expenses of $0.2 million.  The unrealized loss from foreign currency exchange rates is the result of cash advances we made to our European operations to fund the liquidation of TJ Hughes Limited.  The increase in payroll and bonus expense of $1.1 million for GA Capital is the result of contractual obligations we have with the noncontrolling shareholder which provide for the payment of a bonus based on a percentage of operating profits from its operations.

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

Selling, general and administrative expenses for corporate and other decreased $3.4 million, or 21.9%, to $12.1 million during the year ended December 31, 2011 from $15.5 million for the year ended December 31, 2010. The decrease was primarily due to (a) a decrease in share based compensation expense of $3.6 million in 2011 related to consideration paid to the Phantom Equityholders in connection with the Acquisition; (b) a decrease in payroll and related expenses of $0.9 million related to headcount reductions and voluntary salary reductions by executive officers and members of senior management; and (c) a decrease in professional fees $0.5 million and general corporate expenses of $0.9 million from cost savings initiatives in 2011, offset by an increase of $0.3 million related to bonuses accrued in 2011 and an increase of $2.2 million in compensation expense for noncontrolling interests in our majority owned subsidiaries.

Other Income (Expense). Other income was $0.1 million during the year ended December 31, 2011 as compared to other expense of $1.6 million during the year ended December 31, 2010. Other income during the year ended December 31, 2011 was comprised of $0.5 million of interest income on our note receivable – related party as described in Note 10 to our consolidated financial statements offset by the loss of $0.4 million from our 50% equity investment in Great American Real Estate, LLC. Interest income during each of the years ended December 31, 2011 and 2010 was $0.5 million. Our loss from our equity investment in Great American Real Estate LLC decreased to $0.4 million in 2011 from a loss of $1.6 million in 2010. The decrease in our loss from our equity investment in Great American Real Estate LLC in 2011 was primarily due to a decrease impairment losses recognized by Great American Real Estate LLC in 2011 as compared to 2010.

Interest Expense. Interest expense was $4.9 million during the year ended December 31, 2011 as compared to $3.7 million during the year ended December 31, 2010. This decrease in interest expense of $1.2 million was primarily due to (a) an increase in interest expense of $1.1 million incurred on our $100 million credit facility that was used to finance retail liquidation engagements in 2011; (b) interest expense and fees of $1.1 incurred for a note payable in 2011 that was used to fund a portion of a retail liquidation engagement; and (c) interest expense of $0.1 million incurred in 2011 on the new accounts receivable line of credit with one of our majority owned subsidiaries, offset by a decrease in interest expense of $0.5 million on the notes payable to the former Great American Members and Phantom Equityholders which was primarily due to a reduction in the interest rate in 2011 and the remaining decrease in interest expense of $0.6 million is the result of the impact of the second amendment to the note payable that is used to finance the purchase of certain machinery and equipment that is included in goods held for sale or auction as more fully described in Note 10 to our consolidated financial statements.

Income (Loss) Before Benefit (Provision) for Income Taxes. Income from operations before income taxes was $2.7 million during the year ended December 31, 2011 as compared to a loss from operations before income taxes of $16.1 million during the year ended December 31, 2010. The increase in income from operations before income taxes during the year ended December 31, 2011 was primarily due to an increase in revenues and profits earned in the auction and liquidation segment during 2011 from our participation in the joint venture liquidating Borders Group, Inc., the TJ Hughes Limited retail liquidation engagement in Europe and revenues and profits earned from capital advisory services from our GA Capital operations.

(Provision) Benefit for Income Taxes. Provision for income taxes was $2.1 million during the year ended December 31, 2011 as compared to a benefit for income taxes of $5.1 million during the year ended December 31, 2010. The effective income tax rate of our provision for income taxes in 2011 was 77.4% as compared to the effective rate of our benefit for income taxes of (31.6)% in 2010. The effective income tax rate on our provision for income taxes in 2011 was impacted by the tax differential from the vesting of restricted stock.

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

Liquidity and Capital Resources

Our operations have been funded through a combination of our existing cash on hand, operating profits generated from operations, borrowings under our revolving credit facility, and special purpose financing arrangements. Although we were profitable during the years ended December 31, 2012 and 2011, we incurred a loss from operations during the year ended December 31, 2010. Our profitability is impacted by the number and size of retail liquidation engagements we perform on a quarterly or annual basis. During the year ended December 31, 2012 and 2011, we generated net income of $3.5 million and $0.6 million, respectively, and during the year ended December 31, 2010 we incurred a net loss of $11.0 million. Our cash flows are also impacted by our lending activities and interest expense on the $52.2 million of subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders. These factors have resulted in net cash provided by operating activities of $16.2 million during the year ended December 31, 2012 and the net use of $2.0 million and $6.1 million of cash from operations during the year ended December 31, 2011 and 2010, respectively.

As of December 31, 2012, we had $18.7 million in unrestricted cash, $7.9 million of restricted cash, $2.3 million of borrowings outstanding on our accounts receivable revolving credit facility and no borrowings outstanding under our asset based credit facility. We believe that our current cash and cash equivalents, funds available under our asset based credit facility and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations.

Our principal sources of liquidity to finance our business is our existing cash on hand, cash flows generated from operating activities, funds available under revolving credit facilities and special purpose financing arrangements.

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Net cash provided by (used in):
Operating activities	$16,210	$(2,045)	$(6,083)
Investing activities	(6,764)	1,240	(6,657)
Financing activities	(5,888)	(4,001)	(5,155)
Effect of foreign currecy on cash	129	(240)	(14)
Net (decrease) increase in cash and cash equivalents	$3,687	$(5,046)	$(17,909)

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Cash provided by operating activities was $16.2 million for the year ended December 31, 2012 compared to cash used in operating activities of $2.0 million in 2011. Cash provided by operating activities in 2012 includes net income adjusted for noncash items and changes in operating assets and liabilities. The increase in cash provided by operating activities in 2012 was primarily due to an increase in net income during the year ended December 31, 2012 to $4.4 million from net income of $0.6 million during the year ended December 31, 2011. Cash provided by operating activities in 2012 was favorably impacted by the increase in cash flows from our lending activities in the United Kingdom related to the cash collections on our loan receivable in the amount of $8.5 million and cash received from the sale of one oil rig for $1.7 million that was included in goods held for sale or auction at December 31, 2011.

Cash used in investing activities was $6.8 million for the year ended December 31, 2012 compared to cash provided by investing activities of $1.2 million during the year ended December 31, 2011. During the year ended December 31, 2012, cash used in investing activities was primarily comprised of (a) $7.9 million increase in restricted cash of which $6.7 million was used to collateralize letters of credit that were issued in September 2012 for a retail liquidation engagement; (b) $1.2 million of cash used to acquire the retail operations of Shoon in the United Kingdom; (c) $0.6 million for the purchase of property and equipment; and (d) $0.2 million of cash used to fund our equity investment in Great American Real Estate, LLC, offset by $3.2 million of cash generated from investing activities from collections of our note receivable – related party.

Cash used in financing activities was $5.9 million for the year ended December 31, 2012 compared to cash used in financing activities of $4.0 million in 2011. During the year ended December 31, 2012, cash used in financing activities primarily consisted of $2.1 million for the repayment of borrowings under our notes payable, $1.7 million of principal payments on the notes payable to the phantom equityholders, $2.5 million of distributions to noncontrolling interests, offset by an increase of $0.4 million on the accounts receivable revolving line of credit. During the year ended December 31, 2011, cash used in financing activities included $1.7 million of principal payments on our notes payable to the Phantom Equityholders, $3.3 million of distributions to noncontrolling interests and $0.1 million for the payment of employment taxes on the vesting of restricted stock that was awarded to the Phantom Equityholders in connection with the Acquisition, offset by cash generated from financing activities of $1.9 million from our new accounts receivable revolving line of credit. Cash used in financing activities during the year ended December 31, 2011 also included borrowings of $7.0 million from a note payable and the repayment of the face amount of the note payable in the amount of $7.6 million that was used to finance one of our retail liquidation engagements.

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

Credit Agreements

From time to time, we utilize our asset based credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. We are permitted to borrow up to $100.0 million under the credit facility; however, borrowings under the credit facility are only made at the discretion of the lender. The base rate for the credit facility is the greater of (i) the Wells Fargo prime rate, (ii) LIBOR plus 1.00% and (iii) the Federal Funds Effective Rate plus 0.50%. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. We typically seek borrowings on an engagement-by- engagement basis. The credit facility expires in July 2013; however, borrowings under the credit facility are generally required to be repaid within 180 days. At December 31, 2012 and December 31, 2011, there was no outstanding balance under the credit facility for borrowings. At December 31, 2012, there were outstanding letters of credit under the credit facility for a retail liquidation engagement in the amount of $6.7 million.

On May 29, 2008, Great American Group Energy Equipment, LLC (“GAGEE”) entered into a credit agreement to finance the purchase of oil rigs and other equipment related to the oil exploration business to be sold at auction or liquidation. Under the original credit agreement, the principal amount of the loan was $12.0 million and borrowings bear interest at a rate of 20% per annum. The loan is collateralized by the oil rigs and other equipment related to the oil exploration business that was purchased with the proceeds from the loan. GAGEE is required to make principal and interest payments from proceeds from the sale of the oil rigs and other equipment related to the oil exploration business. GAGEE is a special purpose entity created to purchase the oil rigs and other equipment related to the oil exploration business, whose assets consist only of the oil rigs and other equipment related to the oil exploration business in question and whose liabilities are limited to the lenders’ note and certain operational expenses related to this transaction. GAGEE entered into a forbearance agreement with the lenders and administrative agent effective September 27, 2009 and an amendment to the credit agreement effective December 18, 2009. Pursuant to the terms of the amendment, the interest rate was reduced from 20% to 0% and the lender agreed to reimburse GAGEE for certain expenses from proceeds of the sale of assets that collateralize the amended credit agreement. The forbearance agreement expired on November 18, 2010. GAGEE entered into a Second Amendment to the Credit Agreement on May 9, 2011, which extended the maturity date of the note payable to November 19, 2011 with an interest rate of 0% through maturity. The Second Amendment to the Credit Agreement also provided for the lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable. As a result of the delay in entering into the Second Amendment to the Credit Agreement, interest in the amount of $0.3 million was accrued from the date of the expiration of the First Amendment to the Credit Agreement on November 18, 2010 to December 31, 2010 at an interest rate of 22% (the default rate). This accrued interest of $0.3 million was reversed in the first quarter of 2011, as the Second Amendment to the Credit Agreement provides for 0% interest for that period, and reflected in the consolidated statement of operations as a reduction of interest expense. GAGEE entered into a Third Amendment to the Credit Agreement on March 19, 2012, which extended the maturity date of the note payable to December 31, 2012 with an interest rate of 0% through maturity. GAGEE entered into a Fourth Amendment to the Credit Agreement effective December 31, 2012 which extended the maturity date of the note payable to December 31, 2013 and the interest rate remained at 0% through maturity. The Second, Third and Fourth Amendment to the Credit Agreement also provided for the lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable. GAG, LLC made a payment of $1.2 million on October 9, 2009 in full satisfaction of its guaranty under the credit agreement, which reduced the principal amount of borrowings and interest due under the credit agreement. The credit agreement does not provide for other recourse against us, GAG, LLC or any of our other subsidiaries. During the year ended December 31, 2012, one oil rig with a net book value of $1.8 million at December 31, 2011 was sold for cash and $1.7 million of the proceeds from the sale was used to pay the lenders to reduce the note payable balance. As of December 31, 2012 and 2011, the outstanding note payable balance was $9.5 million and $11.6 million, respectively. Interest expense in connection with this note payable was $0.3 million for the year ended December 31, 2010.

One of our majority owned subsidiaries utilized a factoring agreement to provide working capital to finance the operations within the valuation and appraisal segment. The factoring agreement provided for the factor, at its discretion, to purchase on a nonrecourse basis, all of our subsidiary’s customer receivables. The factor was responsible for servicing the receivables and paid 90% of the net receivable invoice amount upon request by our subsidiary and retained the remaining 10% in a reserve. The factoring agreement was terminated on May 20, 2011. Accounts receivable sold to the factor were $5.1 million and $13.8 million for the years ended December 31, 2011 and 2010, respectively. Factoring commissions and other fees based on advances were $0.1 million for the year ended December 31, 2010.

Accounts Receivable Line of Credit

On May 17, 2011, one of our majority owned subsidiaries entered into an Accounts Receivable Line of Credit with a finance company. Proceeds from the Accounts Receivable Line of Credit were used to pay off borrowings under the factoring agreement.  The Accounts Receivable Line of Credit is collateralized by the accounts receivable of our majority owned subsidiary and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Accounts Receivable Line of Credit, with maximum borrowings not to exceed $2.0 million. The interest rate under the Accounts Receivable Line of Credit is the prime rate plus 2%, payable monthly in arrears. The Accounts Receivable Line of Credit was amended effective February 3, 2012 and the maximum borrowings allowed increased from $2.0 million to $3.0 million. The maturity date of the Accounts Receivable Line of Credit is February 3, 2014 and the maturity date may be extended for successive periods equal to one year, unless our majority owned subsidiary gives the finance company written notice of its intent to terminate the Accounts Receivable Line of Credit at least thirty days prior to the maturity date of the Accounts Receivable Line of Credit. The finance company has the right to terminate the Accounts Receivable Line of Credit at its sole discretion upon giving sixty days’ prior written notice. In connection with the Accounts Receivable Line of Credit, GAG, LLC entered into a limited continuing guaranty of our majority owned subsidiary’s obligations under the Accounts Receivable Line of Credit. Borrowings outstanding under the Accounts Receivable Line of Credit were $2.3 million and $1.9 million at December 31, 2012 and 2011, respectively.

Promissory Notes

In 2010 we amended an aggregate of $52.4 million of the $55.6 million principal amount then outstanding of the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders in connection with the Acquisition, which reduced the interest rate on these notes from 12.0% per annum to 3.75% per annum. In addition, the maturity date for $47.0 million of the $55.6 million principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members was extended to July 31, 2018, subject to annual prepayments based upon our cash flow, provided that we are not obligated to make such prepayments if our minimum adjusted cash balance is below $20.0 million.  Each prepayment, if any, is due within 30 days of the filing of our Annual Report on Form 10-K, beginning with the Form 10-K for the fiscal year ended December 31, 2010. There were no prepayments due on the notes payable under this prepayment provision on April 30, 2011, April 30, 2012 and no prepayment is due for the fiscal year ended December 31, 2012. In addition, we entered into individual waivers for an aggregate of $51.3 million of the $55.3 million principal amount then outstanding, whereby the noteholders permitted us to defer interest payments due on each of October 31, 2010, January 31, 2011, and April 30, 2011 until July 31, 2011.     Effective July 31, 2011, we entered into individual amendments with the Great American Members that increased the principal amount of the promissory notes from $47.0 million to $48.8 million, for the $1.8 million of accrued interest that was due on July 31, 2011. The addition to the principal amount will accrue interest at the note rate of 3.75% and continue to be subject to annual prepayments based upon our cash flow and the maintenance of a minimum adjusted cash balance as provided in the notes prior to the capitalization of the accrued interest. On July 26, 2011 and August 3, 2011, we received waivers from certain of the Phantom Equityholders that permitted us to extend the payment date for $1.4 million of the $1.7 million of principal amount originally due and payable on July 31, 2011 until the fourth quarter of 2011. Of the $1.4 million principal amount originally due on July 31, 2011, $0.6 million of principal amount was paid to two of the Phantom Equityholders on October 1, 2011, $0.3 million of principal amount was paid to one of the Phantom Equityholders on October 15, 2011, and $0.5 million of principal amount was paid to the remaining two Phantom Equityholders on November 4, 2011.

As of December 31, 2012, there was $48.8 million in aggregate principal amount outstanding owed to the Great American Members, all of which accrues interest at 3.75%. As of December 31, 2012, there was $3.4 million in aggregate principal amount outstanding payable to the Phantom Equityholders. Of this amount, $2.1 million accrues interest at 3.75% and $1.3 million accrues interest at 12.0%.

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

On July 8, 2010, the Company loaned $3.2 million to GARE for the purposes of investing in GAHA Fund II, LLC, a newly formed joint venture which is 50% owned by GARE. GAHA Fund II, LLC is a special purpose entity created to purchase non-performing distressed real estate loans at a discount to par from a financial institution and market the loans and real estate to third parties. The note receivable bears interest at a rate of 15% per annum and all unpaid principal and interest was originally due on July 8, 2011. In July 2011, the maturity date of the loan was extended and the interest rate was reduced to 8% per annum.  On December 29, 2011, additional funds in the amount of $0.6 million were loaned to GARE and the note receivable was amended to increase the outstanding balance to $3.8 million and extend the maturity date to July 31, 2012. On February 20, 2013, the third amendment to the note receivable extended the maturity date to December 31, 2013. During the year ended December 31, 2012, the Company received principal payment on the note receivable totaling $3.2 million and recorded an impairment charge of $0.1 million to write down the note receivable to its estimated net realizable value at December 31, 2012. Interest income was $0.2 million, $0.4 million and $0.2 million for the years ended December 31, 2012. 2011 and 2010, respectively, and is included in interest income in the accompanying consolidated statement of operations. The note receivable in the amount of $0.6 million and $3.8 million is included in note-receivable – related party as of December 31, 2012 and 2011, respectively. The Company is no longer accruing interest on the note receivable at December 31, 2012. Accrued interest receivable on the note receivable was $604 at December 31, 2011 and is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

Other than with respect to our arrangements with GAHA Fund I and GAHA Fund II, as further described in Note 17 “Related Party Transactions” to our consolidated financial statements, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements and do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, established for the purpose of facilitating off-balance sheet arrangements. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

The following table sets forth aggregate information about our contractual obligations as of December 31, 2012 and the periods in which payments are due:

	Payments due by period
	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 years
	(Dollars in thousands)
Contractual Obligations
Revolving credit facility, including interest	$2,425	$2,425	$—	$—	$—
Long-term debt, including interest	62,708	3,738	5,463	3,686	49,821
Notes payable, including interest	9,628	9,628	—	—	—
Capital lease obligations, including interest	13	13	—	—	—
Operating lease obligations	9,572	1,459	3,248	3,059	1,806
Guarantee contracts	—	—	—	—	—
Total	$84,346	$17,263	$8,711	$6,745	$51,627

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

Our significant accounting policies are described in Note 2 to the consolidated financial statements included elsewhere in this Annual Report. Management believes that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our financial statements.

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

Revenues from the sale of goods in our UK retail stores segment are recognized as revenue upon the sale of product to retail customers. Our net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, and other promotional allowances and are recorded net of sales or value added tax. Allowances provided for these items are presented in the consolidated financial statements primarily as reductions to sales and cost of sales.

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

Inventory. Merchandise inventories are stated at the lower of average cost or market. The Company identifies potentially excess and slow-moving inventories and shrinkage by evaluating turn rates, inventory levels, historical results of inventory counts and other factors at its retail and warehouse locations. At December 31, 2012, the Company had a lower of cost or market reserves for excess and slow-moving inventories and shrinkage of $26.

We have evaluated the current level of inventories considering historical sales, shrinkage and other factors and, based on this evaluation, we record adjustments to cost of goods sold to reflect inventories at net realizable value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, customer demand or competition differ from expectations.

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

When testing goodwill for impairment, we may assess qualitative factors for some or all of our reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, we may bypass this qualitative assessment for some or all of our reporting units and perform a detailed quantitative test of impairment (step 1). If we perform the detailed quantitative impairment test and the carrying amount of the reporting unit exceeds its fair value, we would perform an analysis (step 2) to measure such impairment. In 2012, we elected to proceed to the quantitative assessment of the recoverability of our goodwill balances for each of our reporting units in performing our annual impairment test. Based on our quantitative assessments, we concluded that the fair values of each of our reporting units exceeded their carrying values and no impairments were identified.

In accordance with the Codification, the Company reviews the carrying value of its intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. No impairment was deemed to exist as of December 31, 2012.

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

New Accounting Standards

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

In June 2011, the FASB issued ASC No. 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income”.  The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this update.  The amendments require that all non-owner changes in stockholder’s equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and total for other comprehensive income, along with a total for comprehensive income.  The company is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of comprehensive income are presented.  The amendments in this update should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard had no effect on our consolidated financial statements other than the changes to presentation outlined.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350,  Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this standard did not have a material impact on our consolidated financial position and results of operation.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Other Comprehensive Income”. ASU 2013-02 finalized the reporting for reclassifications out of accumulated other comprehensive income, which was previously deferred, as discussed below. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, they do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is also required to present on the face of the financials where net income is reported or in the footnotes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Other amounts need only be cross-referenced to other disclosures required that provide additional detail of these amounts. The amendments in this update are effective for reporting periods beginning after December 15, 2012. Early adoption is permitted.

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

The primary objective of the our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income it receives from its investments without significantly increasing risk. To achieve these objectives, our investments allow it to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and certificates of deposit. Our cash and cash equivalents through December 31, 2012 included amounts in bank checking, certificates of deposit and liquid money market accounts. The Company believes it has minimal interest rate risk. A one percentage point decrease in the average interest rate on our portfolio would have reduced its interest income for the year ended December 31, 2012 by an immaterial amount.

Foreign Currency Risk

The majority of our operating activities are conducted in U.S. dollars. Approximately 39.9% of our net sales for the year ended December 31, 2012 were denominated in other currencies such as British Pounds. The financial statements of our foreign subsidiaries are translated into U.S. dollars at fiscal year-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income. Transaction losses, which were included in our consolidated statement of operations, amounted to a gain of approximately $0.9 million during the year ended December 31, 2012 and a loss of approximately $0.2 million and $0.1 million for the years ended December 31, 2011 and 2010, respectively. Furthermore, a 10% appreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net increase in our operating income of approximately $2.2 million for the year ended December 31, 2012. Conversely, a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net decrease in our operating income of approximately $4.3 million for the year ended December 31, 2012.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based upon the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2012 our disclosure controls and procedures were effective at the reasonable assurance level.

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

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2013 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2012.

Item 11.	EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2013 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2012.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2013 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2012.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2013 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2012.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2013 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2012.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements. The Company’s Consolidated Financial Statements as of December 31, 2012 and 2011 and for each of the three years in the year ended December 31, 2012 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report, beginning on page F-1.

2.	Financial Statement Schedules.

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

Great American Group, Inc.

Date: March 28, 2013	/s/ PAUL S. ERICKSON
(Paul S. Erickson, Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ ANDREW GUMAER	Chief Executive Officer and Director	March 28, 2013
(Andrew Gumaer)	(Principal Executive Officer)

/s/ PAUL S. ERICKSON	Chief Financial Officer	March 28, 2013
(Paul S. Erickson)	(Principal Financial Officer)

/s/ HOWARD E. WEITZMAN	Chief Accounting Officer	March 28, 2013
(Howard E. Weitzman)	(Principal Accounting Officer)

/s/ HARVEY M. YELLEN	President, Vice Chairman and Director	March 28, 2013
(Harvey M. Yellen)

/s/ MATTHEW J. HART	Director	March 28, 2013
(Matthew J. Hart)

/s/ HUGH G. HILTON	Director	March 28, 2013
(Hugh G. Hilton)

/s/ MARK D. KLEIN	Director	March 28, 2013
(Mark D. Klein)

/s/ BRYANT R. RILEY	Director	March 28, 2013
(Bryant R. Riley)

GREAT AMERICAN GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Great American Group, Inc.

We have audited the accompanying consolidated balance sheets of Great American Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the years in the three year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great American Group, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Marcum LLP

New York, New York
March 28, 2013

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	December 31,	December 31,
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$18,721	$15,034
Restricted cash	7,923	—
Accounts receivable, net	16,591	7,482
Advances against customer contracts	2,441	5,276
Inventory	2,216	—
Goods held for sale or auction	10,196	12,934
Loan receivable	—	8,306
Note receivable - related parties	611	3,844
Deferred income taxes	4,114	4,460
Prepaid expenses and other current assets	1,145	1,110
Total current assets	63,958	58,446
Property and equipment, net	970	916
Goodwill	5,688	5,688
Other intangible assets, net	140	140
Deferred income taxes	9,484	10,504
Other assets	343	664
Total assets	$80,583	$76,358
Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$16,886	$13,718
Auction and liquidation proceeds payable	864	18
Mandatorily redeemable noncontrolling interests	2,856	3,408
Revolving credit facility	2,304	1,942
Current portion of long-term debt	1,724	1,724
Notes payable	9,628	11,555
Current portion of capital lease obligation	13	29
Total current liabilities	34,275	32,394
Capital lease obligation, net of current portion	—	13
Long-term debt, net of current portion	50,483	52,207
Total liabilities	84,758	84,614
Commitments and contingencies
Great American Group, Inc. stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 135,000,000 shares authorized; 30,002,975 and 31,001,609 issued and outstanding as of December 31, 2012 and 2011, respectively	4	4
Additional paid-in capital	3,082	3,177
Retained earnings (deficit)	(7,669)	(11,190)
Accumulated other comprehensive income (loss)	(520)	(247)
Total Great American Group, Inc. stockholders' equity (deficit)	(5,103)	(8,256)
Noncontrolling interests	928	—
Total equity (deficit)	(4,175)	(8,256)
Total liabilities and equity (deficit)	$80,583	$76,358

The accompanying notes are an integral part of these consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPHREHENSIVE INCOME (LOSS)

(Dollars in thousands, except share data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Services and fees	$65,624	$60,627	$37,026
Sale of goods	18,312	2,899	5,119
Total revenues	83,936	63,526	42,145
Operating expenses:
Direct cost of services	23,911	19,749	15,417
Cost of goods sold	12,750	3,391	6,674
Selling, general and administrative	39,834	32,946	31,413
Total operating expenses	76,495	56,086	53,504
Operating income (loss)	7,441	7,440	(11,359)
Other income (expense):
Interest income	201	476	522
Loss from equity investment in Great American Real Estate, LLC	(120)	(369)	(1,640)
Gain from bargain purchase	1,366	—	—
Interest expense	(2,612)	(4,885)	(3,667)
Income (loss) before benefit (provision) for income taxes	6,276	2,662	(16,144)
Benefit (provision) for income taxes	(1,936)	(2,060)	5,106
Net income (loss)	4,340	602	(11,038)
Net income attributable to noncontrolling interests	819	—	—
Net income (loss) attributable to Great American Group, Inc.	$3,521	$602	$(11,038)

Basic earnings (loss) per share	$0.12	$0.02	$(0.39)
Diluted earnings (loss) per share	$0.12	$0.02	$(0.39)

Weighted average basic shares outstanding	28,682,975	28,539,651	28,075,758
Weighted average diluted shares outstanding	29,614,252	29,408,466	28,075,758

Comprehensive income (loss):
Net income (loss)	$4,340	$602	$(11,038)
Other comprehensive income (loss):
Change in cumulative translation adjustment	(273)	(254)	7
Other comprehensive income (loss), net of tax	(273)	(254)	7
Total comprehensive income (loss)	4,067	348	(11,031)
Comprehensive income attributable to noncontrolling interests	819	—	—
Comprehensive income (loss) attributable to Great American Group, Inc.	$3,248	$348	$(11,031)

The accompanying notes are an integral part of these consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(Dollars in thousands)

							Accumulated
					Additional	Retained	Other		Total
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Interests	(Deficit)
Balance, December 31, 2009	—	$—	30,022,478	$3	$(249)	$(754)	$—	$—	$(1,000)
Net loss	—	—	—	—	—	(11,038)	—	—	(11,038)
Foreign currency translation adjustment	—	—	—	—	—	—	7	—	7
Vesting of restricted stock, net of shares withheld for employee taxes	—	—	536,558	1	(1,133)	—	—	—	(1,132)
Share based compensation	—	—	—	—	4,260	—	—	—	4,260
Balance, December 31, 2010	—	—	30,559,036	4	2,878	(11,792)	7	—	(8,903)
Net income	—	—	—	—	—	602	—	—	602
Foreign currency translation adjustment	—	—	—	—	—	—	(254)	—	(254)
Vesting of restricted stock, net of shares withheld for employee taxes	—	—	442,573	—	(132)	—	—	—	(132)
Share based compensation	—	—	—	—	431	—	—	—	431
Balance, December 31, 2011	—	—	31,001,609	4	3,177	(11,190)	(247)	—	(8,256)
Net income	—	—	—	—	—	3,521	—	819	4,340
Foreign currency translation adjustment	—	—	—	—	—	—	(273)	—	(273)
Formation of noncontrolling interests	—	—	—	—	—	—	—	78	78
Cancellation of founders contingent shares held in escrow	—	—	(1,000,000)	—	—	—	—	—	—
Purchase of noncontrolling interest in subsidiary	—	—	—	—	(95)	—	—	—	(95)
Changes in noncontrolling interests	—	—	—	—	—	—	—	31	31
Adjustments for restricted stock awards	—	—	1,366	—	—	—	—	—	—
Balance, December 31, 2012	—	$—	30,002,975	$4	$3,082	$(7,669)	$(520)	$928	$(4,175)

The accompanying notes are an integral part of these consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

CONSOLDIATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$4,340	$602	$(11,038)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	835	981	792
Provision for doubtful accounts	108	424	60
Impairment of goods held for sale or auction	194	159	1,389
Share-based payments	—	431	4,420
Effect of foreign currency on operations	(98)	(14)	21
Noncash interest expense	—	1,083	(193)
Amortization of discount on note payable	—	609	—
Loss on equity investment in Great American Real Estate, LLC	120	369	1,640
Gain from bargain purchase	(1,366)	—	—
Loss on disposal of assets	3	4	3
Deferred income taxes	1,366	1,871	(5,122)
Change in fair value of mandatorily redeemable noncontrolling interests	—	(83)	(205)
Income allocated to mandatorily redeemable noncontrolling interests	1,928	3,934	1,806
Change in operating assets and liabilities:
Accounts receivable and advances against customer contracts	(6,172)	(7,032)	(3,524)
Income taxes receivable	—	—	1,100
Inventory	1,618	—	—
Goods held for sale or auction	2,361	224	121
Loan receivable	8,519	(8,306)	—
Prepaid expenses and other assets	(33)	1,093	3,222
Accounts payable and accrued expenses	1,641	3,300	(1,841)
Auction and liquidation proceeds payable	846	(1,694)	1,266
Net cash (used in) provided by operating activities	16,210	(2,045)	(6,083)
Cash flows from investing activities:
Acquisition of business	(1,246)	—	—
Purchase of noncontrolling interest in subsidiary	(95)	—	—
Purchases of property and equipment	(634)	(264)	(592)
Proceeds from sale of property and equipment	21	—	—
Decrease (increase) in notes receivable - related party	3,233	2,706	(5,930)
Equity investment in Great American Real Estate, LLC	(120)	(1,202)	(949)
Proceeds from redemption of officer life insurance	—	—	355
Decrease (increase) in restricted cash	(7,923)	—	459
Net cash provided by (used in) investing activities	(6,764)	1,240	(6,657)
Cash flows from financing activities:
Proceeds from revolving line of credit	362	1,942	—
Proceeds from note payable	—	7,000	—
Payment of financing costs	—	—	(752)
Repayment of notes payable and capital lease obligations	(2,138)	(7,786)	(25)
Repayments of long-term debt	(1,724)	(1,724)	(1,724)
Payment of employment taxes on vesting of restricted stock	—	(132)	(1,132)
Proceeds from formation of noncontrolling interests	78	—	—
Distributions to noncontrolling interests	(2,466)	(3,301)	(1,522)
Net cash (used in) provided by financing activities	(5,888)	(4,001)	(5,155)
Effect of foreign currency on cash	129	(240)	(14)
Net (decrease) increase in cash and cash equivalents	3,687	(5,046)	(17,909)
Cash and cash equivalents, beginning of year	15,034	20,080	37,989
Cash and cash equivalents, end of year	$18,721	$15,034	$20,080

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

CONSOLDIATED STATEMENTS OF CASH FLOWS, Continued

(Dollars in thousands)

	Year ended December 31,
	2012	2011	2010

Supplemental disclosures:
Interest paid	$2,616	$2,424	$3,408
Income taxes paid	278	11	9

Supplemental disclosure of noncash investing and financing activities:
Accrued interest added to Note payable principal balance	$—	$1,762	$-

The accompanying notes are an integral part of these consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

NOTE 1—ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Great American Group, Inc. (the “Company”) provides asset disposition, valuation and appraisal, capital advisory, and real estate consulting services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional services firms throughout the United States, Canada, and the United Kingdom. The Company operates in three operating segments: auction and liquidation services (“Auction and Liquidation”), valuation and appraisal services (“Valuation and Appraisal”) and UK retail stores (“UK Retail Stores”). In the Auction and Liquidation segment, the Company provides auction and liquidation services to help clients dispose of assets, capital advisory and real estate services. Such assets include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property. In the Valuation and Appraisal segment, the Company provides valuation and appraisal services to clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs. The UK Retail Stores segment includes the operation of ten retail shoe stores in the United Kingdom as a result of the acquisition of Shoon Trading Limited (“Shoon”) on May 4, 2012, as more fully described in Note 18.

The Company was incorporated in Delaware on May 7, 2009 as a wholly-owned subsidiary of Alternative Asset Management Acquisition Corp. (“AAMAC”). The Company was formed as a “shell company” for the purpose of acquiring Great American Group, LLC (“GAG, LLC”), a California limited liability company. On July 31, 2009, the members of GAG, LLC (the “Great American Members”) contributed all of their membership interests of GAG, LLC to the Company (the “Contribution”) in exchange for 10,560,000 shares of common stock of the Company and a subordinated unsecured promissory note in an initial principal amount of $60,000 issued in favor of the Great American Members and the phantom equityholders of GAG, LLC (the “Phantom Equityholders”, and together with the Great American Members, the “Contribution Consideration Recipients”) (see Note 9). Concurrently with the Contribution, AAMAC merged with and into AAMAC Merger Sub, Inc. (“Merger Sub”), a subsidiary of the Company (the “Merger” and, together with the Contribution, the “Acquisition”). As a result of the Acquisition, GAG, LLC and AAMAC became wholly-owned subsidiaries of the Company.

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

At the closing of the Acquisition, the Company received net proceeds of $72,349 and an income tax receivable of $1,100 from AAMAC. Of the $72,349 of net proceeds, $4,383 was distributed to the Contribution Consideration Recipients to pay down a portion of the principal amount of the notes payable (thereby reducing the aggregate principal amount of the notes from $60,000 to $55,617) and $23,013 was deposited in a separate account with the transfer agent to redeem all of the 46,025,000 warrants of the Company issued in exchange for AAMAC warrants in connection with the Acquisition. The Company redeemed all of the outstanding warrants to purchase shares of its common stock for $0.50 each as of October 29, 2009. The aggregate warrant redemption consideration paid to the warrant holders was $23,013 and the warrants ceased being quoted on the OTC Bulletin Board on November 2, 2009.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries: AAMAC, GAG LLC, Great American Group Advisory & Valuation Services, LLC (“GAAV”), Great American Group Machinery & Equipment, LLC (“GAME”), Great American Group Real Estate, LLC, Great American Venture, LLC, Great American Group Energy Equipment, LLC (GAGEE”), Great American Group Intellectual Property Advisors, LLC, GA Capital, LLC, GA Asset Advisors Limited, GAC Strategic Advisors, LLC, and Great American Group WF, LLC. All intercompany accounts and transactions have been eliminated upon consolidation.

Effective January 1, 2010, new consolidation guidance became effective relating to accounting for Variable Interest Entities (“VIE”). These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; to eliminate the solely quantitative approach previously required for determining the primary beneficiary of a VIE; to add an additional reconsideration event for determining whether an entity is a VIE when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. As more fully described in Note 17, the Company determined that its’ equity investment and subordinated financing arrangements with Great American Real Estate, LLC (“GARE”), a joint venture 50% owned by the Company and Kelly Capital, LLC, changes the status of GARE to a VIE that does not require consolidation in the Company’s consolidated financial statements. The adoption of these changes had no material impact on the Company’s consolidated financial statements.

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

Revenues in the Valuation and Appraisal segment are primarily comprised of fees for valuation and appraisal services. Revenues are recognized upon the delivery of the completed services to the related customers and collection of the fee is reasonably assured. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs which totaled $2,704, $2,419 and $2,325 for the years ended December 31, 2012, 2011 and 2010, respectively.

Revenues in the Auction and Liquidation segment are comprised of (i) commissions and fees earned on the sale of goods at auctions and liquidations; (ii) revenues from auction and liquidation services contracts where the Company guarantees a minimum recovery value for goods being sold at auction or liquidation; (iii) revenue from the sale of goods that are purchased by the Company for sale at auction or liquidation sales events; (iv) fees earned from real estate services and the origination of loans; (v) from financing activities is recorded over the lives of related loans receivable using the interest method; and (vi) revenues from contractual reimbursable expenses incurred in connection with auction and liquidation contracts.

Commission and fees earned on the sale of goods at auction and liquidation sales are recognized when evidence of an arrangement exists, the sales price has been determined, title has passed to the buyer and the buyer has assumed the risks of ownership, and collection is reasonably assured. The commission and fees earned for these services are included in revenues in the accompanying consolidated statements of operations. Under these types of arrangements, revenues also include contractual reimbursable costs which totaled $5,295, $3,791 and $4,806 for the years ended December 31, 2012, 2011, and 2010, respectively.

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

Revenues from the sale of goods in our UK retail stores segment are recognized as revenue upon the sale of product to retail customers. Our net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, and other promotional allowances and are recorded net of sales or value added tax. Allowances provided for these items are presented in the consolidated financial statements primarily as reductions to sales and cost of sales.

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

	Year Ended December 31,
	2012	2011	2010

Revenues	$4,238	$11,739	$5,956

Operating expenses:
Direct costs of revenues	$3,331	$1,301	$4,697

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

(f) Concentration of Risk

Revenues from one liquidation service contract to a retailer represented 14.4% of total revenues during the year ended December 31, 2012. Revenues from liquidation service contracts and financing activities to two retailers represented 15.2% and 11.7% of total revenues during the year ended December 31, 2011. Revenues in the Valuation and Appraisal segment and the Auction and Liquidation segment are primarily generated in the United States and United Kingdom.

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

(g) Advertising Expense

The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $698, $465 and $498 for the years ended December 31, 2012, 2011, and 2010, respectively. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying consolidated statement of operations.

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

(i) Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. Tax benefits of operating loss carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced.

(j) Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(k) Restricted Cash

The Company maintains deposits in accounts under the control of a financial institution as collateral for letters of credit relating to liquidation engagements in connection with the $100,000 credit facility described in Note 8(a) and the $9,513 note payable described in Note 10. As of December 31, 2012, restricted cash included $6,667 of cash collateral for the letters of credit and $1,256 of cash collected from leasing the oil rigs that collateralize the $9,513 note payable. There was no cash collateral for letters of credit or success fees and the note payable at December 31, 2011.

(l) Accounts Receivable

Accounts receivable represents amounts due from the Company’s auction and liquidation and valuation and appraisal customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company’s (recoveries of bad debt) bad debt expense totaled $(177), $424 and $60 for the years ended December 31, 2012, 2011 and 2010, respectively. These amounts are included as a component of selling, general and administrative expenses in the accompanying consolidated statement of operations.

(m) Advances Against Customer Contracts

Advances against customer contracts represent advances of contractually reimbursable expenses incurred prior to, and during the term of the auction and liquidation services contract. These advances are charged to expense in the period that revenue is recognized under the contract.

(n) Inventory

Merchandise inventories are stated at the lower of average cost or market. The Company identifies potentially excess and slow-moving inventories and shrinkage by evaluating turn rates, inventory levels, historical results of inventory counts and other factors at its retail and warehouse locations. At December 31, 2012, the Company had a lower of cost or market reserves for excess and slow-moving inventories and shrinkage of $26.

(o) Goods Held for Sale or Auction

Goods held for sale or auction are stated at the lower of cost, determined by the specific-identification method, or market.

(p) Loan Receivable

Loan receivable is the amount of $8,306 at December 31, 2011 is stated at amortized cost and consists of a loan acquired from an investment bank at a discount from face value that provided financing to a retail company with operations in the United Kingdom. During the year ended December 31, 2012, the outstanding balance from the loan receivable was collected. Interest income is recognized using the interest method and the discount is amortized to income over the stated term of the loan receivable. Financing revenues earned from the loan receivable totaled $5,030 and $1,471 during the years ended December 31, 2012 and 2011, respectively. Financing revenues included interest income of $641, amortization of discount on the loan receivable of $4,077 and loan monitoring fees of $312 during the year ended December 31, 2012 and interest income of $883 and amortization of discount on the loan receivable of $588 during the year ended December 31, 2011. These revenues from financing activities in included in revenues from services and fees in the auction and liquidation segment in the consolidated statements of operations.

(q) Property and Equipment

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

(r) Goodwill and Other Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with the accounting guidance which requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill includes (i) the excess of the purchase price over the fair value of net assets acquired in a business combination described in Note 6 and (ii) an increase for the subsequent acquisition of noncontrolling interests during the year ended December 31, 2007 (also see Note 6). The Accounting Standards Codification (“Codification”) requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment). Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. The Company operates two reporting units, which are the same as its reporting segments described in Note 19. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

When testing goodwill for impairment, the Company may assess qualitative factors for some or all of our reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, the Company may bypass this qualitative assessment for some or all of our reporting units and perform a detailed quantitative test of impairment (step 1). If the Company performs the detailed quantitative impairment test and the carrying amount of the reporting unit exceeds its fair value, the Company would perform an analysis (step 2) to measure such impairment. In 2012, the Company elected to proceed to the quantitative assessment of the recoverability of goodwill balances for each of the reporting units in performing the annual impairment test. Based on the Company’s quantitative assessments, the Company concluded that the fair values of each of the reporting units exceeded their carrying values and no impairments were identified.

The Company reviewed its reporting units for possible goodwill impairment by comparing the fair values of each of the reporting units to the carrying value of their respective net assets. If the fair values exceed the carrying values of the net assets, no goodwill impairment is deemed to exist. If the fair values of the reporting units do not exceed the carrying values of the net assets, goodwill is tested for impairment and written down to its implied value if it is determined to be impaired. Based on a review of the fair value of the reporting units, no impairment is deemed to exist as of December 31, 2012.

In accordance with the Codification, the Company reviews the carrying value of its amortizable intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. No impairment was deemed to exist as of December 31, 2012.

(s) Fair Value Measurements

The Company records mandatorily redeemable noncontrolling interests that were issued after November 5, 2003 at fair value (see Note 14(b)) with fair value determined in accordance with the Codification. The following table below presents information about the Company’s mandatorily redeemable noncontrolling interests that are measured at fair value on a recurring basis as of December 31, 2012 and 2011 which are categorized using the three levels of fair value hierarchy. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following tables present information on the liabilities measured and recorded at fair value on a recurring basis as of December 31, 2012 and 2011.

		Financial Assets Measured at Fair Value on a
		Recurring Basis at
		December 31, 2012, Using
		Quoted prices
		in active	Other	Significant
	Fair Value at	markets for	observable	unobservable
	December 31,	idential assets	inputs	inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,246	$-	$-	$2,246
Total liabilities measured at fair value	$2,246	$-	$-	$2,246

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

The Company determined the fair value of mandatorily redeemable noncontrolling interests described above based on the issuance of similar interests for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports and internal valuation models. The change in liabilities measured and recorded at fair value is comprised of a decrease of $636 in earnings attributable to the noncontrolling interest during the year ended December 31, 2012. The change in liabilities measured and recorded at fair value is comprised of an increase of $832 in earnings attributable to the noncontrolling interest offset by a decrease of $82 in the fair value of the noncontrolling interest during the year ended December 31, 2011.

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

(t) Foreign Currency Translation

The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country's currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using year-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders' equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Transaction gains were $892 during the year ended December 31, 2012 and transaction losses were $218 and $52 during the years ended December 31, 2011 and 2010, respectively. These amounts are included in selling, general and administrative expenses in our consolidated statements of operations.

(u) Fiduciary Funds

The accompanying consolidated balance sheets do not include fiduciary funds, which are held by the Company on behalf of clients in connection with the administration of loans in the performance of capital advisory services. There were no funds held on behalf of clients at December 31, 2012. Funds held by the Company on behalf of clients amounted to $906 at December 31, 2011. The funds held at December 31, 2011 were disbursed in accordance with the respective loan administration agreements during the year ended December 31, 2012.

(v) Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This ASU addresses fair value measurement and disclosure requirements within the Codification Topic 820 for the purpose of providing consistency and common meaning between U.S. GAAP and IFRS.  Generally, this ASU is not intended to change the application of the requirements in Topic 820. Rather, this ASU primarily changes the wording to describe many of the requirements in U.S. GAAP for measuring fair value or for disclosing information about fair value measurements.  This ASU is effective for periods beginning after December 15, 2011.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operation.

In June 2011, the FASB issued ASC No. 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income”.  The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this update.  The amendments require that all non-owner changes in stockholder’s equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and total for other comprehensive income, along with a total for comprehensive income.  The company is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of comprehensive income are presented.  The amendments in this update should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard had no effect on our consolidated financial statements other than the changes to presentation outlined.

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

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Other Comprehensive Income”. ASU 2013-02 finalized the reporting for reclassifications out of accumulated other comprehensive income, which was previously deferred, as discussed below. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, they do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is also required to present on the face of the financials where net income is reported or in the footnotes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Other amounts need only be cross-referenced to other disclosures required that provide additional detail of these amounts. The amendments in this update are effective for reporting periods beginning after December 15, 2012. Early adoption is permitted.

NOTE 3— ACCOUNTS RECEIVABLE

The components of accounts receivable net include the following:

	December 31,
	2012	2011

Accounts receivable	$16,350	$7,829
Unbilled receivables	612	77
Total accounts receivable	16,962	7,906
Allowance for doubtful accounts	(371)	(424)
Accounts receivable, net	$16,591	$7,482

Additions and changes to the allowance for doubtful accounts consist of the following:

	Year Ended December 31,
	2012	2011	2010

Balance, beginning of year	$424	$15	$18
Add: Additions to reserve	108	424	60
Less: Write-offs	(12)	(15)	(63)
Less: Recoveries	(149)	-	-
Balance, end of year	$371	$424	$15

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

GAAV is a party to a factoring agreement, dated as of May 22, 2007 (the “Factoring Agreement”) with FCC LLC, d/b/a First Capital Western Region, LLC (the “Factor”). The Factoring Agreement provided for an initial term of two years and annual one-year automatic extensions unless GAAV provides written notice of termination to the Factor. The Factor, at its discretion, purchased on a nonrecourse basis, all of the GAAV’s customer receivables. The Factor was responsible for servicing the receivables. The terms of the Factoring Agreement allowed for the Factor to pay 90% of the net receivable invoice amount upon request by GAAV and retain the remaining 10% in a reserve. The Factor, at its discretion, could offset the reserve for amounts not collected or outstanding at the end of the term of the Factoring Agreement. The Factor charged a factoring commission equal to 0.25% of the gross invoice amount of each account purchased, or five dollars per invoice, whichever is greater, with a minimum commission of $24 per year. The Factor also charged interest at prime plus 1% with a floor of 8% on the net uncollected outstanding balance of the receivables purchased. Effective December 1, 2009, the interest charged by the Factor was reduced to London Interbank Offered Rate (“LIBOR”) plus 4.5% on the net uncollected outstanding balance of the receivables purchased. One of the members of the GAAV personally guaranteed up to a maximum of $500 plus interest and certain fees for accounts receivables sold pursuant to the Factoring Agreement. On May 20, 2011, the Factoring Agreement was terminated and replaced with an accounts receivable revolving line of credit described in Note 8.

The sale of receivables were accounted for in accordance with the accounting guidance for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with the Codification, receivables were considered sold when they were transferred beyond the reach of the Company and its creditors, the purchaser had the right to pledge or exchange the receivables, and the Company had surrendered control over the transferred receivables. Accounts receivable sold to the Factor were $5,147 and $13,815 during the years ended December 31, 2011 and 2010, respectively. Factoring commissions and other fees based on advances were $38 and $99 for the years ended December 31, 2011 and 2010, respectively. Factoring commissions and other fees are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

At December 31, 2012 and 2011, accounts receivable in the amount of $2,947 and $2,750, respectively, were collateralized by the new accounts receivable revolving line of credit more fully described in Note 8.

NOTE 4— GOODS HELD FOR SALE OR AUCTION

Goods held for sale or auction consists of the following:

	December 31,
	2012	2011

Machinery and equipment	$257	$10,189
Leased equipment	9,219	1,781
Aircraft parts and other	720	964
Total	$10,196	$12,934

Goods held for sale or auction includes machinery and equipment, leased equipment with a carrying value of $9,381 and $2,000, net of accumulated depreciation of $162 and $219 as of December 31, 2012 and 2011, respectively, and aircraft parts and other. At December 31, 2011, machinery and equipment included oil rigs with a carrying value of $9,737 which were leased by the Company during the year ended December 31, 2012. Aircraft parts and other is primarily comprised of aircraft parts with a carrying value of $720 and $964 which includes a lower of cost or market adjustment of $714 and $627 as of December 31, 2012 and 2011, respectively. The total amount recorded by the Company for a lower-of-cost or market adjustment for goods held for sale or auction was $194, $159, and $1,389 during the years ended December 31, 2012, 2011 and 2010, respectively.

The leased equipment consists of oil rigs that are depreciated over a period of 15 years which approximates their useful life. The Company has recorded deferred revenue of $1,076 and $624 at December 31, 2012 and 2011, respectively, which represents non-refundable rent and deposits collected that may be applied to the purchase option at the end of the lease terms in accordance with the lease agreements for the oil rigs. The deferred revenue of $624 at December 31, 2011 was applied to the purchase option in accordance with the lease agreement upon the sale of one of the oil rigs in the second quarter of 2012 and recognized as revenue - sale of goods in the consolidated statement of operations. The leased equipment with a carrying value of $9,219 serves as collateral for the $9,513 note payable as of December 31, 2012 as more fully described in Note 10.

NOTE 5— PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated	December 31,
	Useful Lives	2012	2011

Leasehold improvements	Shorter of lease or estimated useful life	$282	$148

Machinery, equipment and computer software	3 years	2,047	1,656

Furniture and fixtures	5 years	974	863

Capital lease equipment	3 to 5 years	388	388
Total		3,691	3,055

Less: Accumulated depreciation and amortization		(2,721)	(2,139)
		$970	$916

Depreciations and amortization expense was $626, $713 and $631 during the years ended December 31, 2012, 2011, and 2010, respectively.

NOTE 6— GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is comprised of $1,975 in the Auction and Liquidation segment and $3,713 in the Valuation and Appraisal segment. Goodwill of $1,975 in the Auction and Liquidation and $2,353 in the Valuation and Appraisal segment is the result of the acquisition of Garcel, Inc. on July 1, 2005. The remaining goodwill of $1,360 in the Valuation and Appraisal segment is the result of the allocation of purchase price in excess of the book value of the noncontrolling interests that were purchased from a member of GAAV during the year ended December 31, 2007. There have been no changes to the carrying amount of goodwill since December 31, 2007.

Other intangible assets with finite lives includes customer relationships which are being amortized over their estimated useful lives of 6 years. Other intangible assets include customer relationships of $970 and accumulated amortization of $970 and trademarks of $140 which have been identified as an indefinite lived intangible asset that is not being amortized at December 31, 2012 and 2011. Amortization expense for the years ended December 31, 2011 and 2010 was $81 and $161, respectively.

NOTE 7— LEASING ARRANGEMENTS

The gross carrying amount of machinery and equipment and related accumulated amortization recorded under capital leases and included in property and equipment were as follows:

	December 31,
	2012	2011

Machinery and equipment	$388	$388
Less: Accumulated depreciation and amortization	(378)	(355)
	$10	$33

Amortization expense for the assets under capital leases was $23, $106 and $114 for the years ended December 31, 2012, 2011, and 2010, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

The Company is obligated under capital leases covering equipment that expire at various dates through 2013. The Company also has several noncancellable operating leases that expire at various dates through 2019. Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2012 are:

	Capital	Operating
	Leases	Leases

Year Ending December 31:
2013	$13	$1,459
2014	-	1,681
2015	-	1,567
2016	-	1,527
2017	-	1,532
Thereafter	-	1,806
Total minimum lease payments	13	$9,572
Less: Amount representing interest (at interest rate of 8.6%)	-
Present vale of net minimum capital lease payments	13
Less: Current installments of obligation under capital leases	(13)
Obligation under capital leases, excluding current installments	$-

Rent expense under all operating leases was $1,641, $1,635 and $1,575 for the years ended December 31, 2012, 2011, and 2010, respectively. Rent expense is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

NOTE 8— CREDIT FACILITIES

Credit facilities consist of the following arrangements:

(a) $100,000 Asset Based Credit Facility

On October 21, 2008, the Company entered into a $75,000 asset based credit facility with a financial institution which had an initial expiration date of October 21, 2010. On August 27, 2009, the credit agreement governing this facility was amended to reflect the Company’s ownership of GAG, LLC after the consummation of the Acquisition and which, among other things, revised the definition of “Guarantor” to include the Company. On July 16, 2010, the credit agreement was further amended to increase the amount of credit advances and letter of credit obligations from an aggregate of $75,000 to $100,000 and extend the term of the credit facility to July 16, 2013. In addition, the base rate for the revolving loan amount was amended to the greater of (1) the Wells Fargo prime rate; (2) the LIBOR plus 1.00% and (3) the Federal Funds Effective Rate plus 0.50%. Prior to the amendment, the base rate was the Wells Fargo prime rate. In connection with the amendment, the Company paid a renewal fee of $250. On December 8, 2010, the credit agreement was amended and restated to allow for borrowings by the Company’s wholly owned subsidiary in the United Kingdom. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The credit facility also provides for success fees in the amount of 5% to 20% of the profits earned on the liquidation contract, if any, as defined in the credit facility. Interest expense totaled $357, $1,755 (including success fees of $1,286) and $652 (including success fees of $365) for the years ended December 31, 2012, 2011 and 2010, respectively. There was no outstanding balance under this credit facility at December 31, 2010 and 2009.

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

On May 17, 2011, GAAV entered into a Loan and Security Agreement (Accounts Receivable Line of Credit) (the “Line of Credit”) with BFI Business Finance (“BFI”). The Line of Credit is collateralized by the accounts receivable of GAAV and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Line of Credit, with maximum borrowings not to exceed $2,000. The interest rate under the Line of Credit is the prime rate plus 2%, payable monthly in arrears. The Line of Credit was amended effective February 3, 2012 and the maximum borrowings allowed was increased from $2,000 to $3,000. The maturity date of the Line of Credit is February 3, 2014 and the maturity date may be extended for successive periods equal to one year, unless GAAV gives BFI written notice of its intent to terminate the Line of Credit at least thirty days prior to the maturity date of the Line of Credit. BFI has the right to terminate the Line of Credit at its sole discretion upon giving sixty days’ prior written notice to GAAV. In connection with the Line of Credit, GAG, LLC entered into a limited continuing guaranty of GAAV’s obligations under the Line of Credit. Proceeds from the Line of Credit were used to pay off GAAV’s borrowings under the Factoring Agreement as more fully described in Note 5.  Interest expense totaled $112 and $77 for the years ended December 31, 2012 and 2011, respectively.

NOTE 9— LONG-TERM DEBT

Long-term debt consists of the following arrangements:

	December 31,
	2012	2011
$60,000 notes payable to each of the Great American Members and the Phantom Equityholders of GAG, LLC issued in connection with the Acquisition dated July 31, 2009	$52,207	$53,931
Total long-term debt	52,207	53,931
Less: Current portion of long-term debt	1,724	1,724
Long-term debt, net of current portion	$50,483	$52,207

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

Interest expense was $2,132, $2,221 and $2,692 for the years ended December 31, 2012, 2011 and 2010, respectively. In accordance with the Amendments to the notes payable, the current portion of the amended notes payable in the amount of $1,724 and the long-term portion of the amended notes payable in the amount of $50,483 has been recorded in the accompanying consolidated balance sheet as of December 31, 2012. Accrued interest payable was $344 and $365 on the notes payable as of December 31, 2012 and 2011, respectively.

NOTE 10— NOTES PAYABLE

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

On December 31, 2009, GAGEE entered into an amendment to credit agreement (the “First Amendment To Credit Agreement”) dated as of December 18, 2009 with Garrison Special Opportunities Fund LP and the Administrative Agent, whereby the Lender agreed to forebear from exercising any of the remedies available to them under the Forbearance Agreement and the related Security Agreement and to extend the maturity date of the Forbearance Agreement until November 18, 2010, unless a forbearance default occurs, as specified in the Amended Credit Agreement. Pursuant to the terms of the First Amendment To Credit Agreement and Second Amendment To Credit Agreement (collectively, the Amended Credit Agreement”), the interest rate was reduced from 20% to 0% and the Lender agreed to reimburse GAGEE for certain expenses from proceeds of the sale assets that collateralize the Amended Credit Agreement. The Forbearance Agreement expired on November 18, 2010. GAGEE entered into a Second Amendment to the credit agreement on May 9, 2011, which extended the maturity date of the note payable to November 19, 2011 with an interest rate of 0% through maturity (the “Second Amendment to the Credit Agreement”). The Second Amendment to the Credit Agreement also provided for the lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable. As a result of the delay in entering into the Second Amendment to the Credit Agreement, interest in the amount of $309 was accrued from the date of the expiration of the First Amendment to the Credit Agreement on November 18, 2010 to December 31, 2010 at an interest rate of 22% (the default rate). This accrued interest of $309 was reversed in the first quarter of 2011, as the Second Amendment to the Credit Agreement provides for 0% interest for that period, and reflected in the consolidated statement of operations as a reduction of interest expense. GAGEE entered into a Third Amendment to the Credit Agreement on March 19, 2012, which extended the maturity date of the note payable to December 31, 2012 with an interest rate of 0% through maturity. GAGEE entered into a Fourth Amendment to the Credit Agreement effective December 31, 2012 which extended the maturity date of the note payable to December 31, 2013 and the interest rate remained at 0% through maturity. The Third and Fourth Amendment to the Credit Agreement provides for the lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable. GAGEE has no assets other than those collateralizing the loan which is comprised of machinery and equipment with a carrying value of $10,189 and leased equipment with a carrying value of $1,781 that is included in goods held for sale or auction in the accompanying balance at December 31, 2011. GAG, LLC has satisfied its obligation to pay the $1,200 guarantee and the credit agreement does not provide for other recourse against GAG, LLC.

At December 31, 2012 and 2011, the note payable balance was $9,513 and $11,555, respectively. Interest expense in connection with this note payable was $(309) and $2,070 for the years ended December 31, 2011 and 2010, respectively.

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

On July 31, 2012, the Company borrowed $227 from a finance company to finance insurance premiums.  Interest on the loan was 6.6% and the loan required monthly installments of $23 until maturity on May 30, 2013.  Interest expense totaled $5 for the year ended December 31, 2012 and the outstanding balance on the note payable was $115 at December 31, 2012..

NOTE 11— COMMITMENTS AND CONTINGENCIES

(a) Letters of Credit

There were letters of credit outstanding in the amount of $6,667 related to one retail liquidation engagement at December 31, 2012.

(b) Legal Matters

The Company is subject to certain legal and other claims that arise in the ordinary course of its business. The Company does not believe that the results of these claims are likely to have a material effect on its consolidated financial position or results of operations.

NOTE 12— INCOME TAXES

The Company’s (provision) benefit for income taxes consists of the following for the year ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$(204)	$(10)	$(6)
State	(24)	(179)	(10)
Foreign	(342)	-	-
Total current provision	(570)	(189)	(16)
Deferred:
Federal	(1,419)	(1,660)	4,251
State	(289)	(211)	871
Foreign	342	-	-
Total deferred	(1,366)	(1,871)	5,122
Total (provision) benefit for income taxes	$(1,936)	$(2,060)	$5,106

A reconciliation of the federal statutory rate of 34% to the effective tax rate for income (loss) from continuing operations before income taxes is as follows for the year ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Provision (benefit) for income taxes at federal statutory rate	34.0%	34.0%	(34.0)%
State income taxes, net of federal benefit	3.3	4.9	(4.8)
Foreign tax on gain on bargain purchase	(7.4)	-	-
Tax differental on vesting of restricted stock	-	37.2	5.6
Other	0.9	1.3	1.6
Effective income tax rate	30.8%	77.4%	(31.6)%

Deferred income tax assets (liabilities) consisted of the following as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Deferred tax assets:
Allowance for doubtful accounts	$141	$150
Goods held for sale or auction	1,160	1,049
Deductible goodwill	553	566
Accrued liabilities	2,828	934
Deferred revenue	409	221
Mandatorily redeemable noncontrolling interests	736	685
Note payable to Phantom Equityholders	1,311	1,830
Share based payments	-	67
Other	69	68
Foreign tax and other tax credit carryforwards	618	-
Net operating loss carryforward	5,773	9,394
Total gross deferred tax assets	$13,598	$14,964

The Company’s net income before income taxes of $6,276 for the year ended December 31, 2012 includes a United States component of $4,912 and a foreign component of $1,364. As of December 31, 2012, the Company had federal net operating loss carryforwards of $13,437, state net operating loss carryforwards of $14,921, and foreign tax credit carryforwards of $342. The Company’s federal net operating loss carryforwards will expire in the tax year ending December 31, 2030, the state net operating loss carryforwards will expire in 2031, and the foreign tax credit carryforwards will expire in 2022.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. As of December 31, 2012, the Company believes that it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance.

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

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar year ended December 31, 2009 to 2012. The Company is currently being audited by the U.S. Internal Revenue Service for the year ended December 31, 2009.  The Company does not anticipate this audit to result in a material impact on the Company.  For periods prior to the Acquisition, the Company operated as a limited liability company which was taxed as a partnership. The Company and its subsidiaries’ state tax returns are also open to audit under similar statutes of limitations for the same tax years. The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had no such accrued interest or penalties included in the accrued liabilities associated with unrecognized tax benefits as of the date of adoption.

NOTE 13— EARNINGS PER SHARE

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Basic common shares outstanding exclude 1,320,000 common shares that are held in escrow and subject to forfeiture and 1,000,000 common shares issued to the AAMAC founders that were forfeited during 2012 as a result of the failure to achieve certain performance targets specified in the Acquisition Agreement. The 1,320,000 common shares issued to the former Great American members are subject to forfeiture upon the final settlement of claims for goods held for sale in connection with the Acquisition. Dilutive common shares outstanding includes contingently issuable shares that are currently in escrow and subject to release if the conditions for the final settlement of claims for goods held for sale in connection with the Acquisition was satisfied at the end of the respective periods.

Basic and diluted earnings (loss) per share from continuing operations were calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010

Income (loss) from operations	$3,521	$602	$(11,038)

Weighted average shares outstanding:
Basic	28,682,975	28,539,651	28,075,758
Effect of dilutive potential common shares:
Restricted stock units and non-vested shares	-	-	-
Contingently issuable shares	931,277	868,815	-
Diluted	29,614,252	29,408,466	28,075,758

Basic earnings (loss) per share	$0.12	$0.02	$(0.39)
Diluted earnings (loss) per share	$0.12	$0.02	$(0.39)

NOTE 14— LIMITED LIABILITY COMPANY SUBSIDIARIES

(a) Operating Agreements of Limited Liability Company Subsidiaries

The Company has subsidiaries that are organized as limited liability companies, each of which has its own separate operating agreement. These operating agreements generally have the same material terms. Each of these subsidiaries is managed by an individual manager who is a member or employee of the subsidiary, although the manager may not take certain actions unless the majority member of the subsidiary (GAG, LLC) consents to the action. These actions include, among others, the dissolution of the subsidiary, the disposition of all or a substantial part of the subsidiary’s assets not in the ordinary course of business, filing for bankruptcy, and the purchase by the subsidiary of one of the members’ ownership interest upon the occurrence of certain events. Certain of the members with a minority ownership interest in the subsidiaries are entitled to receive guaranteed payments in the form of compensation or draws, in addition to distributions of available cash from time to time. Distributions of available cash are generally made to each of the members in accordance with their respective ownership interests in the subsidiary after repayment of any loans made by any members to such subsidiary, and allocations of profits and losses of the subsidiary are generally made to members in accordance with their respective ownership interests in the subsidiary. The operating agreements also place restrictions on the transfer of the members’ ownership interests in the subsidiaries and provide the Company or the other members with certain rights of first refusal and drag along and tag along rights in the event of any proposed sales of the members’ ownership interests.

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

The Company evaluated the classification of all of its limited liability company members’ ownership interests in accordance with the accounting guidance for financial instruments with characteristics of liabilities and equity. This guidance generally provides for the classification of members’ ownership interests that are subject to mandatory redemption obligations to be classified outside of equity. In accordance with this guidance, all members with a minority ownership interest in these subsidiaries are classified as liabilities and included in mandatorily redeemable noncontrolling interests in the accompanying consolidated balance sheet. Members of these subsidiaries with a minority ownership interest issued before November 5, 2003 are stated on a historical cost basis and members of the Company’s subsidiaries with a minority ownership interests issued on or after November 5, 2003 are stated at fair value at each balance sheet date. The Company deems such repurchase obligations, which are payable to members who are also employees of these subsidiaries, to be a compensatory benefit. Accordingly, the changes in the historical cost basis and the changes in the fair value of the respective members’ ownership interests (noncontrolling interests) are recorded as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations. The noncontrolling interests share of net income was $1,928, $3,934, and $1,805 for the years ended December 31, 2012, 2011 and 2010, respectively. The decrease in fair value of the mandatorily redeemable noncontrolling interests of $83 and $205 for the years ended December 31, 2011 and 2010, respectively, are recorded as a reduction of selling, general and administrative expenses in the accompanying consolidated statements of operations. There was no change in the fair value of the mandatorily redeemable noncontrolling interests during the year ended December 31, 2012.

NOTE 15— SHARE BASED PAYMENTS

(a) Grant of Membership Interests in Limited Liability Company Subsidiaries

The limited liability company operating agreement of GAAV was amended on January 1, 2008 to admit two additional members. Both such members were granted a 3% interest in the members’ equity of GAAV. The aggregate value of the grant of the membership interests totaled $1,440. The membership interests vest one-third on January 1, 2008, the date of grant, and one-third on January 1, 2010 and the remaining one-third on January 1, 2011. The membership interests were issued as employee share based payment awards that are being recognized over the requisite service periods. Share based compensation of $160 for the year ended December 31, 2010 is included in selling, general and administrative expense in the accompanying consolidated statement of operations. At December 31, 2011 and 2012, there was no unrecognized compensation expense related to these grants.

The Company determined the fair value of the share based payment awards described above based on issuances of similar member interests for cash and references to industry comparables. The Company also relied, in part, on information obtained from appraisal reports prepared by outside specialists.

(b) Restricted Stock Awards

In connection with the Acquisition, the Company granted 1,440,000 shares of non-vested common stock to the Phantom Equityholders. These shares are issuable in accordance with the following vesting schedule: 50% on January 31, 2010, 25% on July 31, 2010 and the remaining 25% on January 31, 2011. Share based compensation for the non-vested stock awards of $296 and $3,845 for the years ended December 31, 2011 and 2010, respectively, is included in selling, general and administrative expense in the accompanying consolidated statement of operations. The corresponding income tax benefit recognized in the consolidated statement of operations was $115 and $1,498 for the years ended December 31, 2011 and 2010, respectively. Of the 1,440,000 shares of common stock that vested in accordance with the vesting schedule, 241,298 shares of common stock of the Company were issued to the Phantom Equityholders and 226,702 shares were forfeited by the Phantom Equityholders to pay for employment withholding taxes during the year ended December 31, 2011 and 536,558 shares of common stock of the Company were issued to the Phantom Equityholders and 435,442 shares were forfeited by the Phantom Equityholders to pay for employment withholding taxes during the year ended December 31, 2010.

At December 31, 2012, there was no unrecognized share based compensation expense related to these non-vested shares The Company’s non-vested stock activity for the years ended December 31, 2010, 2011 and 2012 is summarized in the following table:

		Weighted
		Average Fair
		Value
	Shares	Per Share

Outstanding at December 31, 2009	1,440,000	$-
Granted	-	4.93
Vested	(1,080,000)	-
Foreited/Cancelled	-	-
Outstanding at December 31, 2010	360,000	4.93
Granted	-	-
Vested	(360,000)	4.93
Foreited/Cancelled	-	-
Outstanding at December 31, 2011	-	-
Granted	-	-
Vested	-	-
Foreited/Cancelled	-	-
Outstanding at December 31, 2012	-	$-

(c) Restricted Stock Unit Activity

On July 15, 2010 and August 25, 2009, each of the non-employee directors then serving on the Company’s Board of Directors were awarded 40,000 and 10,142 restricted stock units with a grant date fair value of $1.25 and $4.93, respectively, in connection with their annual grant. In addition, on August 25, 2009, each of the non-employee directors then serving on the Company’s Board of Directors were awarded an initial grant of 8,113 restricted stock units with a grant date fair value of $4.93 per share. Such restricted stock units are subject to a one-year vesting period that commenced on July 31, 2009 for the restricted stock units granted in 2009 and July 15, 2010 for the restricted stock units granted in 2010. The total number of restricted stock units granted in 2010 and 2009 was 200,000 and 91,275 for a total value of $250 and $450, respectively. The restricted stock units granted in 2009 were 100% vested at December 31, 2010. Share based compensation for the restricted stock units was $135 and $415 for the years ended December 31, 2011 and 2010, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statement of operations.

At December 31, 2011 and 2012, there were no non-vested restricted stock units or unrecognized share based compensation expense related to these restricted stock units.

(d) Great American Group, Inc. Amended and Restated 2009 Stock Incentive Plan

In connection with the consummation of the Acquisition, the Company assumed the AAMAC 2009 Stock Incentive Plan which was approved by the AAMAC stockholders on July 31, 2009 (as assumed, the “Incentive Plan”). In accordance with Section 13(a) of the Incentive Plan, in connection with the Company’s assumption of the Incentive Plan, the Board of Directors adjusted the maximum number of shares that may be delivered under the Incentive Plan to 15,644,000 to account for the two-for-one exchange ratio of Company common stock for AAMAC common stock in the Acquisition. On August 19, 2009, the Board of Directors approved an amendment and restatement of the Incentive Plan which adjusted the number of shares of stock the Company reserved for issuance thereunder to 7,822,000. As of December 31, 2012, there were no shares issued under the Incentive Plan.

NOTE 16— EMPLOYEE COMPENSATION ARRANGEMENTS

(a) Employee Benefit Plan

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

(b) Employment Agreements

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

NOTE 17— RELATED PARTY TRANSACTIONS

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

On July 8, 2010, the Company loaned $3,224 to GARE for the purposes of investing in GAHA Fund II, LLC, a newly formed joint venture which is 50% owned by GARE. GAHA Fund II, LLC is a special purpose entity created to purchase non-performing distressed real estate loans at a discount to par from a financial institution and market the loans and real estate to third parties. The note receivable bears interest at a rate of 15% per annum and all unpaid principal and interest was originally due on July 8, 2011. In July 2011, the first amendment to the note receivable extended the maturity date of the loan and the interest rate was reduced to 8% per annum.  On December 29, 2011, the second amendment to the note receivable increased the outstanding balance by $620 to $3,844 as additional funds were loaned to GARE and the maturity date of the note receivable was extended to July 31, 2012. On February 20, 2013, the third amendment to the note receivable extended the maturity date to December 31, 2013. Interest income was $196, $371 and $233 for the years ended December 31, 2012. 2011 and 2010, respectively, and is included in interest income in the accompanying consolidated statements of operations. The note receivable in the amount of $611 and $3,844 is included in note-receivable – related party as of December 31, 2012 and 2011, respectively. The Company received principal payments of $3,164 from GARE during the year ended December 31, 2012 and recorded an impairment charge of $69 to write down the note receivable to its estimated net realizable value at December 31, 2012. The Company is no longer accruing interest on the note receivable at December 31, 2012. Accrued interest receivable on the note receivable was $604 at December 31, 2011 and is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

In accordance with the accounting guidance for consolidation of variable interest entities, the Company has determined that the subordinated financing arrangements in the form of notes receivable described above with GARE changes the status of each of the entities to VIE. The Company, in determining whether or not it is the primary beneficiary of GARE, considered the disproportionate capital contributions that were made by the Company, the voting interests of the members of GARE and each member’s ability to direct the activities of GARE. The Company determined it is not the primary beneficiary of the VIE since decisions to direct the operations of GARE are done jointly by the members of GARE and the Company does not have a disproportionate voting interest which allows it to exercise any rights or powers that would enable the Company to direct the activities of GARE that most significantly impact GARE’s economic performance. The accompanying consolidated financial statements do not consolidate GARE. The loss from GARE is accounted for under the equity method of accounting and is included in other income (loss) in the amount $120, $369, and $1,640 in the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, the maximum amount of loss exposure related to these VIE’s is equal to the carrying value of the respective notes receivable – related party and accrued interest receivable described above.

In August 2011, the Company paid a loan origination fee of $140 (2% of the $7,000 Dialectic Note as more fully described in Note 10) to B. Riley & Co., an investment bank. A member of the Company’s board of directors is the controlling shareholder, president and chief executive officer of B. Riley & Co.

NOTE 18— BUSINESS ACQUISITION

On May 4, 2012, the Company invested $65 for a 40% interest in the common stock of Shoon Trading Limited (“Shoon”), a shoe retailer with operations in the United Kingdom. Shoon purchased the rights to operate the former Shoon internet business and retail stores that were in administration in the United Kingdom. As part of the investment, the Company also loaned Shoon approximately $1,300 that is collateralized by retail inventory. The loan bears interest at an annual rate of LIBOR plus 6.0%. Interest on the loan is payable monthly. The loan has a maturity date of May 3, 2014. The Company has the right to appoint a Chairman of Shoon. Together with the Company’s 40% investment in the common stock of Shoon and control of the majority of the board of directors, the Company has a controlling interest in Shoon. As such, the Company has consolidated the operations of Shoon and included the results of operations of Shoon from May 4, 2012, the date of investment, through December 31, 2012 in the Company’s consolidated statements of operations.

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

The following financial statement amounts and balances of Shoon was included in the accompanying consolidated financial statements in the UK retail stores segment as of December 31, 2012 and for the period from May 4, 2012, the date of investment, through December 31, 2012:

As of
December 31, 2012
Assets:
Cash and cash equivalents	$1,128
Inventory	2,216
Property and equipment, net	146
Other assets	328
Total assets	$3,818

Liabilities and equity:
Accounts payable and accrued liabilities	$1,291
Current portion long-term debt	646
Total current liabilities	1,937
Long-term debt, net of current portion	323
Total liabilities and equity	2,260
Equity	1,558
Total liabilities and equity	$3,818

Period From
May 4, 2012 to
December 31, 2012
Revenues:
Revenues - Sale of goods	$10,206
Cost of goods sold	(5,475)
Selling, general and administrative expenses	(4,480)
Operating income	251
Other expenses	(251)
Gain on bargain purchase	1,366
Income before provision for income taxes	1,366
Provision for income taxes	(1)
Net income	1,365
Net income attributable to noncontrolling interest	819
Net income attributable to Great American Group, Inc.	$546

The disclosure of pro forma financial information for the years ended December 31, 2012 and 2011 has not been provided given the impracticality of obtaining the information since the former owners of Shoon were operating in administration in the United Kingdom.

NOTE 19— BUSINESS SEGMENTS

The Company’s operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally. The Company’s chief operating decision maker is a committee comprised of the Chief Executive Officer, Vice Chairman and President, and Chief Financial Officer. The Company has several operating subsidiaries through which it delivers specific services. The Company provides auction, liquidation, capital advisory, financing, real estate, and other services to stressed or distressed companies in a variety of diverse industries that have included apparel, furniture, jewelry, real estate, and industrial machinery. The Company also provides appraisal and valuation services for retail and manufacturing companies. In addition, as a result of the acquisition of Shoon on May 4, 2012, the Company operates ten retail stores in the United Kingdom. The Company’s business is classified by management into three reportable segments: Auction and Liquidation, Valuation and Appraisal, and UK Retail Stores. These reportable segments are three distinct businesses, each with a different customer base, marketing strategy and management structure. The Valuation and Appraisal reportable segment is an aggregation of the Company’s valuation and appraisal operating segments, which are primarily organized based on the nature of services and legal structure.

Additionally, the Valuation and Appraisal operating segments are aggregated into one reportable segment as they have similar economic characteristics and are expected to have similar long-term financial performance.

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Year Ended December 31,
	2012	2011	2010
Auction and Liquidation reportable segment:
Revenues - Services and fees	$40,132	$37,830	$15,902
Revenues - Sale of goods	8,106	2,899	5,119
Total revenues	48,238	40,729	21,021
Direct cost of services	(12,327)	(10,097)	(5,977)
Cost of goods sold	(7,275)	(3,391)	(6,674)
Selling, general, and administrative expenses	(17,064)	(13,353)	(7,980)
Depreciation and amortization	(193)	(175)	(123)
Segment income	11,379	13,713	267
Valuation and Appraisal reportable segment:
Revenues - Services and fees	25,492	22,797	21,124
Direct cost of revenues	(11,584)	(9,652)	(9,440)
Selling, general, and administrative expenses	(6,974)	(7,161)	(7,647)
Depreciation and amortization	(121)	(158)	(164)
Segment income	6,813	5,826	3,873
UK Retail Stores reportable segment:
Revenues - Sale of goods	10,206	-	-
Cost of goods sold	(5,475)	-	-
Selling, general, and administrative expenses	(4,462)	-	-
Depreciation and amortization	(18)	-	-
Segment income	251	-	-
Consolidated operating income from reportable segments	18,443	19,539	4,140
Corporate and other expenses	(11,002)	(12,099)	(15,499)
Interest income	201	476	522
Other income	-	-	-
Loss from equity investment in Great American
Real Estate, LLC	(120)	(369)	(1,640)
Gain from bargain purchase	1,366
Interest expense	(2,612)	(4,885)	(3,667)
Income (loss) before (provision) benefit for income taxes	6,276	2,662	(16,144)
(Provision) benefit for income taxes	(1,936)	(2,060)	5,106
Net income (loss)	4,340	602	(11,038)
Net income attributable to noncontrolling interests	819	-	-
Net income (loss) attributable to Great American Group, Inc.	$3,521	$602	$(11,038)

Capital expenditures:
Auction and Liquidation segment	$394	$188	$557
Valuation and Appraisal segment	134	76	35
UK Retail Stores segment	106	-	-
Total	$634	$264	$592

	As of December 31,
	2012	2011
Total Assets:
Auction and Liquidation segment	$66,600	$68,182
Valuation and Appraisal segment	10,165	8,176
UK Retail Stores segment	3,818	-
Total	$80,583	$76,358

The following table presents revenues by geographical area:

	Year Ended December 31,
	2012	2011	2010
Revenues:
Revenues - Services and fees:
United States	$42,564	$49,298	$36,508
Europe	23,060	11,329	518
Total Revenues - Services and fees	$65,624	$60,627	$37,026

Revenues - Sale of goods
United States	$7,842	$2,650	$5,119
Europe	10,470	249.00	-
Total Revenues - Sale of goods	$18,312	$2,899	$5,119

Total Revenues:
United States	$50,406	$51,948	$41,627
Europe	33,530	11,578	518
Total Revenues - Services and fees	$83,936	$63,526	$42,145

The following table presents long-lived assets and identifiable assets by geographical area:

	As of	As of
	December 31,	December 31,
	2012	2011
Long-lived Assets - Property and Equipment, net:
United States	$689	$895
Europe	281	21
Total Long-lived Assets	$970	$916

Identifiable Assets:
United States	$62,223	$61,439
Europe	18,360	14,919
Total Long-lived Assets	$80,583	$76,358

NOTE 20— SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012

Total revenues	$19,320	$19,651	$14,235	$30,730
Operating income (loss)	$2,400	$764	$(659)	$4,936
Income (loss) before income taxes	$1,772	$1,521	$(1,142)	$4,125
(Provision) benefit for income taxes	$(705)	$(57)	$375	$(1,549)
Net income (loss)	$1,067	$1,464	$(767)	$2,576
Net income (loss) attributable to Great American Group, Inc.	$1,067	$619	$(547)	$2,382

Earnings (loss) per share:
Basic	$0.04	$0.02	$(0.02)	$0.08
Diluted	$0.04	$0.02	$(0.02)	$0.08

Weighted average shares outstanding:
Basic	28,682,975	28,682,975	28,682,975	28,682,975
Diluted	29,534,610	29,599,424	28,682,975	29,614,252

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011

Total revenues	$13,816	$9,831	$28,512	$11,367
Operating income (loss)	$305	$(2,213)	$9,028	$320
Income (loss) before income taxes	$178	$(3,107)	$6,049	$(458)
(Provision) benefit for income taxes	$(704)	$858	$(2,018)	$(196)
Net income (loss)	$(526)	$(2,249)	$4,031	$(654)

Earnings (loss) per share:
Basic	$(0.02)	$(0.08)	$0.14	$(0.02)
Diluted	$(0.02)	$(0.08)	$0.14	$(0.02)

Weighted average shares outstanding:
Basic	28,360,875	28,460,392	28,650,980	28,681,609
Diluted	28,360,875	28,460,392	29,519,141	28,681,609

