Form 10-K/A
period 2012-12-31
Great American Group, Inc.
filed 2013-04-30
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

The number of shares outstanding of the registrant’s Common Stock as of April 25, 2013 was 30,002,975.

EXPLANATORY NOTE

The undersigned registrant hereby amends in its entirety Part III of its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as set forth in the pages attached hereto. This Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K and, other than the amendment described above, does not modify or update the disclosures in the original Annual Report on Form 10-K in any way.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have a classified board of directors (the “Board”) consisting of two Class I directors (Bryant R. Riley and Mark D. Klein), two Class II directors (Hugh J. Hilton and Harvey M. Yellen), and two Class III directors (Andrew Gumaer and Matthew J. Hart). Our Class I directors will serve until the annual meeting of stockholders to be held in 2013, and our Class II and III directors will serve until the annual meetings of stockholders to be held in 2014 and 2015 or until their respective successors are duly elected and qualified. The following table provides the name, age and position(s) of each of our directors as of April 30, 2013:

Name	Age	Committees
Class I Directors
Bryant R. Riley	46	None
Mark D. Klein	51	Compensation Committee, Corporate Governance Committee

Class II Directors
Hugh G. Hilton	62	Audit Committee, Compensation Committee*, Corporate Governance Committee
Harvey M. Yellen	66	None

Class III Directors
Andrew Gumaer	52	None
Matthew J. Hart	61	Audit Committee*, Compensation Committee, Corporate Governance Committee*

*Chairman of the respective committee.

Bryant R. Riley has served as a director since August 2009. Mr. Riley has served as the Chairman and Chief Executive Officer of B. Riley & Co., LLC, a stock brokerage firm, since founding the firm in 1997. Mr. Riley currently serves on the board of directors of Strasbaugh (OTCBB: STRB) since July of 2010, Lightbridge Communications Corp (LCC) since March 2010 and Cadiz Inc. (NASDAQ:CDZI) since April 2013. He has also served on the boards Alliance Semiconductor Corp. from July 2005 to February 2012, DDI Corp. from May 2007 to May of 2012, Trans World Entertainment Corp. from January 2009 to July 2012 and National Holdings Corporation from April 2012 to October 2012. He also serves on the board of directors for several private companies.  Mr. Riley also previously served on the board of directors of Aldila, Inc. from 2003 to February 2010, Celeritek, Inc. from 2003 to 2007, Integrated Silicon Solutions, Inc. from 2006 to 2008, Mossimo, Inc. from 2005 to 2006, Silicon Storage Technology, Inc. from 2008 to 2009 and Transmeta Corp. from 2008 to 2009. Mr. Riley received his B.S. in Finance from Lehigh University. Mr. Riley’s experience and expertise in the investment banking industry provides our Board with valuable insight into the capital markets. Mr. Riley’s extensive experience serving on other public company boards is an important resource for our Board.

Mark D. Klein has served as a director since July 2009. Mr. Klein serves as the Chief Executive Officer and Co-Chairman of the Board of National Holdings Corporation and Partner of M. Klein & Company, LLC, which owns the Klein Group, LLC, a registered broker dealer, where he is a registered representative and principal. In March 2012 Mr. Klein became co-owner of MK Capital Advisors, a registered investment adviser which, among other things, serves as the advisor to the MKCA Opportunity Fund, a fund-of-funds. In May 2011, Mr. Klein cofounded and joined the board of directors of GSV Capital, a business development company focused on equity investments in private growth companies. From April 2010 to May 2011, Mr. Klein was the Chairman of the Board, Chief Executive Officer and President of Crumbs Bake Shop, Inc., formerly 57th Street General Acquisition Corp., a special purpose acquisition company he helped form, and a director since its inception. From March 2007 to July 2009, Mr. Klein served as the Chief Executive Officer, President and a director of Alternative Asset Management Corporation (“AAMAC”), a special purpose acquisition company he helped form in 2007 and which completed a merger with Great American Group LLC in July 2009. From April 2007 until August 2008, Mr. Klein was the Chief Executive Officer of Hanover Group US LLC, an indirect US subsidiary of the Hanover Group, a business services firm. Prior to joining Hanover in 2007, Mr. Klein was Chairman of Ladenburg Thalmann & Co. Inc., a leading underwriter of blank check companies, which is engaged in retail and institutional securities brokerage, investment banking and asset management services. From 2005 to 2006, Mr. Klein served as the Chief Executive Officer and President of Ladenburg Thalmann Financial Services, Inc., the parent of Ladenburg Thalmann & Co. Inc., and Chief Executive Officer of Ladenburg Thalmann Asset Management Inc., a subsidiary of Ladenburg Financial Services, Inc. Mr. Klein served as the Chief Executive Officer and President of NBGI Asset Management, Inc. and NBGI Securities from 2000 to 2005, which were the US subsidiaries of the National Bank of Greece. Prior to joining NBGI, Mr. Klein was President and founder of Newbrook Capital Management, founder and managing member of Independence Holdings Partners, LLC, a private equity fund-of-funds company, and founder and general partner of Intrinsic Edge Partners, a long/short equity hedge fund. Prior to the joining Newbrook Capital Management, Mr. Klein was a Senior Portfolio Manager for PaineWebber and Smith Barney Shearson, both investment banking firms. Mr. Klein is a graduate of J.L. Kellogg Graduate School of Management at Northwestern University, with a Masters of Management Degree and also received a Bachelors of Business Administration Degree with high distinction from Emory University. Mr. Klein’s experience and expertise in the investment banking industry provides our Board with valuable insight into the capital markets and investment community.

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

Matthew J. Hart has served as a director since July 2009. Mr. Hart was President and Chief Operating Officer of Hilton Hotels Corporation, referred to herein as Hilton, from May 2004 until the buyout of Hilton by the Blackstone Group in October 2007. Mr. Hart also served as Executive Vice President and Chief Financial Officer of Hilton from 1996 to 2004. Prior to joining Hilton in 1996, Mr. Hart was Senior Vice President and Treasurer of The Walt Disney Company and was Executive Vice President and Chief Financial Officer for Host Marriot Corp. Mr. Hart received his Bachelor of Arts in Economics and Sociology from Vanderbilt University in 1974 and earned a Master of Business Administration in Finance and Marketing from Columbia University in 1976. Mr. Hart currently serves on the board of directors of US Airways Group, Air Lease Corporation. Mr. Hart formerly served on the board of directors of Kilroy Realty Corp. from 1997 to 2007 and America West Holdings Corp. from 2005 to 2006. Mr. Hart’s extensive experience and expertise with public companies is well suited for his role as the designated financial expert and chairman of our Audit Committee. He also brings extensive experience serving on other public company boards which provide important resources in his service on our Board.

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

Harvey M. Yellen has served as our Vice Chairman and President since July 2009 and served as our Chief Operating Officer from September 2010 to April 2013. Prior to July 2009, Mr. Yellen was a co-founder of GAG, LLC, had served as GAG, LLC’s Chairman since June 2007 and previously served as GAG, LLC’s President from June 2006 to June 2007 and the President of The Pride Capital Group, LLC, predecessor in interest to GAG, LLC, from 2002 to May 2006. Mr. Yellen was also the Executive Vice President of Garcel, Inc. from 1994 to 2002. Prior to beginning his services at Garcel, Inc., Mr. Yellen held senior management positions at various retail companies, including: Allied Department Stores, Sieferts/Spurgeons and Fashion Crossroads. Mr. Yellen received his Bachelor of Science in Business from Louisiana State University in 1968. Mr. Yellen’s in depth knowledge of our business and operations, his experience in the retail industry, positions him well to serve as our Vice Chairman and President.

Executive Officers

Executive officers are elected by our Board and serve at its discretion. Other than as described below, there are no family relationships between any director or executive officer and any other directors or executive officers. Set forth below is information regarding our executive officers as of April 30, 2013.

Name	Position	Age
Andrew Gumaer	Chairman and Chief Executive Officer	52
Harvey M. Yellen	Vice Chairman and President	66
Scott K. Carpenter	Executive Vice President, Retail Services	57
Lester M. Freidman	Managing Director, Great American Group Advisory and Valuation Services, LLC	53
Phillip J. Ahn	Chief Financial Officer and Chief Operating Officer	43
Mark Naughton	Senior Vice President and General Counsel	50
Howard E. Weitzman	Senior Vice President, Chief Accounting Officer	51

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

Phillip J. Ahn has served as our Chief Financial Officer and Chief Operating Officer since April 2013 and previously served as our Senior Vice President, Strategy and Corporate Development from February 2010 to April 2013. Prior to joining the Company, Mr. Ahn served as Vice President of Altpoint Capital Partners from June 2009 to February 2010 and as Vice President of Stone Tower Equity Partners from June 2007 to June 2009. Prior to 2007, Mr. Ahn served as Senior Investment Officer at the NY State Common Retirement Fund and also held investment banking positions at both Salomon Smith Barney and CIBC World Markets. Prior to starting his investment banking career, Mr. Ahn was a research analyst at Standard & Poor’s J.J. Kenny division. Mr. Ahn received his Bachelor of Arts in Economics from the University of Michigan in 1992 and his MBA in Finance from Columbia University in 1997.

Mark P. Naughton has served as our Senior Vice President and General Counsel since July 2009, as Secretary since August 2009 and as GAG, LLC’s Senior Vice President and General Counsel since June 2006. Prior to assuming his current responsibilities, Mr. Naughton was the Vice President and General Counsel of The Pride Capital Group, LLC from May 2003 to May 2006 when The Pride Capital Group, LLC merged into Great American. Prior to joining Great American, Mr. Naughton was a partner in the Chicago office of Piper Rudnick (n/k/a DLA) from 1993 to May 2003 and was an associate from 1987 to 1993. Mr. Naughton received his Bachelor of Arts in History and Political Science from Marquette University in 1984 and earned a J.D. from Northwestern University in 1987.

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

Audit Committee

Our Audit Committee is composed of Messrs. Matthew J. Hart (Chairperson) and Hugh G. Hilton. Our Board has affirmatively determined that each member of the Audit Committee is independent under Nasdaq Marketplace Rule 5605(a)(2), and meets all other qualifications under Nasdaq Marketplace Rule 5605(e) and the applicable rules of the Securities and Exchange Commission. Our Board has also affirmatively determined that Matthew J. Hart qualifies as an “audit committee financial expert” as such term is defined in Regulation S-K under the Securities Act of 1933. During 2012, the Audit Committee held four meetings.

The Audit Committee acts pursuant to a written charter, which is available for review on our website at http://ir.greatamerican.com/governance.cfm. The responsibilities of the Audit Committee include overseeing, reviewing and evaluating our financial statements, accounting and financial reporting processes, internal control functions and the audits of our financial statements. The Audit Committee is also responsible for the appointment, compensation, retention, and as necessary, the termination of our independent auditors.

Compensation Committee

Our Compensation Committee is composed of Messrs. Hugh G. Hilton (Chairperson), Matthew J. Hart and Mark D. Klein. Our Board has affirmatively determined that each member of the Compensation Committee is independent as such term is defined under Nasdaq Marketplace Rule 5605(a)(2). During 2012, the Compensation Committee met one time. Our Board has adopted a charter for the Compensation Committee which is available for review on our website at http://ir.greatamerican.com/governance.cfm. The Compensation Committee reviews and makes recommendations to our Board concerning the compensation and benefits of our executive officers, including the Chief Executive Officer, and directors, oversees the administration of our stock option and employee benefits plans, and reviews general policy relating to compensation and benefits.

Corporate Governance Committee

Our Corporate Governance Committee is composed of Messrs. Matthew J. Hart (Chairperson), Hugh G. Hilton and Mark D. Klein. The Corporate Governance Committee evaluates and recommends to the Board nominees for each election of directors. The Corporate Governance Committee met one time in 2012. Our Board has adopted a charter for the Corporate Governance Committee and a copy of that charter is available for review on our website at http://ir.greatamerican.com/governance.cfm. The responsibilities of the Corporate Governance Committee include making recommendations to the Board with respect to the nominations or elections of directors and providing oversight of our corporate governance policies and practices.

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

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. The Code of Business Conduct and Ethics is available for review on our website at http://ir.greatamerican.com/governance.cfm, and is also available in print, without charge, to any stockholder who requests a copy by writing to us at Great American Group, Inc., 21860 Burbank Boulevard, Suite 300 South, Woodland Hills, California, 91367, Attention: Investor Relations. Each of our directors, employees and officers, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Corporate Controller, and all of our other principal executive officers, are required to comply with the Code of Business Conduct and Ethics. There have not been any waivers of the Code of Business Conduct and Ethics relating to any of our executive officers or directors in the past year.

Corporate Governance Documents

Our corporate governance documents, including the Audit Committee Charter, Compensation Committee Charter, Corporate Governance Committee Charter and Code of Ethics, are available, free of charge, on our website at http://ir.greatamerican.com/governance.cfm. Please note, however, that the information contained on the website is not incorporated by reference in, or considered part of, this Form 10-K. We will also provide copies of these documents, free of charge, to any stockholder upon written request to Great American Group, Inc., 21860 Burbank Boulevard, Suite 300 South, Woodland Hills, California, 91367, Attention: Investor Relations.

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to us by our named executive officers during fiscal 2012 and 2011.

Name and Principal Position (1)	Year ($)	Salary ($)	Nonqualified Deferred Compensation Earnings ($)(2)	Nonequity Incentive Compensation ($)(3)	All Other Compensation ($)(4)	Total Compensation ($)
Andrew Gumaer	2012	500,000	-	-	41,971	541,971
Chairman and Chief Executive Officer	2011	392,308	-	-	39,593	431,901

Harvey M. Yellen	2012	500,000	-	-	36,056	536,056
Vice Chairman, President and Chief Operating Officer (5)	2011	392,308	-	-	34,587	426,895

Scott K. Carpenter	2012	252,976	75,132	440,280	32,363	800,751
Executive Vice President, Retail Servcies	2011	256,825	109,061	-	29,908	395,794

(1)	The table above summarizes the total compensation earned by each of our named executive officers for the fiscal years ended December 31, 2012 and 2011.

(2)	The amounts listed in this column includes nonqualified deferred compensation earnings which represents the above market earnings on the deferred compensation from the GAG, LLC Phantom Stock Plan. Earnings are for the fiscal years ended December 31, 2012 and 2011. Above market earnings is the amount earned at 12.0% for Mr. Carpenter that exceeds 120% of the applicable federal tax long-term rate.

(3)	The amounts listed in this column includes nonequity incentive compensation earned by each of our named executive officers for the fiscal years ended December 31, 2012 and 2011.

(4)	The amounts listed in this column includes other compensation detailed in the following table:

Name	Auto Allowance ($)	Company-paid Medical/Dental ($)	Life and Disability ($)	Total ($)
Andrew Gumaer	24,000	16,029	1,942	41,971
	24,000	14,074	1,519	39,593

Harvey M. Yellen	24,000	10,114	1,942	36,056
	24,000	9,068	1,519	34,587

Scott K. Carpenter	14,400	16,029	1,934	32,363
	14,400	14,074	1,435	29,908

(5)	Mr. Yellen transitioned his responsibilities as Chief Operating Officer to Phillip Ahn on April 15, 2013, but continues to serve as President and Vice Chair of the Board.

Outstanding Equity Awards at December 31, 2012

There are no outstanding equity awards for our named executive officers as of December 31, 2012.

Employment Agreements

On July 31, 2009, we entered into employment agreements with Messrs. Gumaer, Yellen, and Carpenter. These agreements have no defined length of employment. Either party may terminate the employment relationship at any time, subject to possible severance payments as set forth below. The terms and conditions of those agreements are generally as follows:

Pursuant to the terms of the employment agreements, the annual base salaries for Messrs. Gumaer, Yellen, and Carpenter are subject to annual increases of no less than five percent. The agreements also provide for the award of an annual discretionary bonus. The Company provides Messrs. Yellen and Gumaer with monthly automobile allowances of $2,000 and Mr. Carpenter with a monthly automobile allowance of $1,200.

Messrs. Gumaer and Yellen were each entitled to receive annual base salaries of at least $630,000 for the period from July 31, 2010 to July 31, 2011, $661,500 for the period from July 31, 2011 to July 31, 2012 and $694,675 for the period from July 31, 2012 to July 31, 2013 pursuant to the terms of their employment agreements; however, each accepted a reduced base salary of $392,308 for fiscal 2011, $500,000 for fiscal 2012 and $630,000 for fiscal 2013.

Mr. Carpenter’s annual base salary is $260,466. In accordance with a bonus plan approved by the Company’s Compensation Committee, Mr. Carpenter was entitled to nonequity incentive compensation for fiscal 2012, and will be entitled to nonequity incentive compensation for fiscal 2013, based on the (1) financial performance of the Company’s retail and international divisions reflecting percentages of divisional profit ranging from 2% to 4% depending on the division and level of profit achieved and subject to conditions relating to minimum divisional profit and (2) overall profitability of the Company, subject to the discretion of management, the approval of the Compensation Committee and a maximum annual ceiling.  The foregoing bonus program is subject to an aggregate annual ceiling of five times Mr. Carpenter’s annual base salary, which is currently $260,466.  Pursuant to the foregoing, Mr. Carpenter received nonequity incentive compensation for fiscal 2012 totaling $440,280, of which $240,280 was received based on the financial performance of the Company’s international division and $200,000 was received based on the overall profitability of the Company.

Each employment agreement contains an indemnification provision wherein we promise to defend, indemnify, and hold the employee harmless to the fullest extent permitted by law against any and all liabilities incurred by the employee in connection with employment by us.

Severance will be owed if the employment relationship is terminated by us without cause or by the employee with “Good Reason,” or upon the death or disability of the employee. “Good Reason” is (i) a material diminution in the employee’s base salary, authority, duties, or responsibilities; (ii) a material diminution in the budget over which the employee retains authority; (iii) a material change in the geographic location at which the employee must perform services; or (iv) any other action or inaction that constitutes a material breach of the terms of the employment agreement. Severance for Messrs. Yellen, Gumaer, and Carpenter will be payment of the following amounts: a lump sum equal to two years of base salary; a lump sum equal to two times the highest annual bonus paid during the term of employment or two times the first target bonus in the event of termination prior to any bonus being paid; and a lump sum equal to 24 times the monthly COBRA premiums for employee and employee’s spouse and dependents.

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

Director Compensation

We use cash based compensation to attract and retain qualified candidates to serve on our Board. In setting director compensation, we consider the significant amount of time that our directors expend in fulfilling their duties to our Company as well as the skill level required by our members of the Board.

Through August 2012, each non-employee director received annual fees of $32,000, paid in quarterly installments, and the chairperson of our audit committee, compensation committee and corporate governance committee received annual fees of $9,600, $6,400 and $3,200, respectively. Beginning in August 2012, each of our non-employee directors receives annual fees of $60,000, payable in quarterly installments, and the chairperson of our audit committee, compensation committee and corporate governance committee receives annual fees of $18,000, $12,000 and $6,000, respectively. In addition, each of our non-employee directors that is a member of the audit committee, compensation committee and corporate governance committee receives annual fees of $9,000, $6,000 and $3,000, respectively.

The following table summarizes the total compensation that our directors (other than directors who are named executive officers) earned during the fiscal year ended December 31, 2012 for services rendered as members of our Board.

	Fees Earned or
Name (1)	Paid in Cash ($)	Total ($)
Bryant R. Riley	39,000	39,000

Mark D. Klein	41,250	41,250

Hugh G. Hilton	49,800	49,800

Michael J. Levitt (2)	39,000	39,000

Matthew J. Hart	56,100	56,100

(1)	Andrew Gumaer, our Chairman and Chief Executive Officer, and Harvey M. Yellen, our Vice Chairman and President, are not included in this table because they are employees of the Company and thus receive no additional compensation for services as a director. The compensation received by Messrs. Gumaer and Yellen as employees of the Company is shown in the Summary Compensation Table above.

(2)	Mr. Levitt resigned from the Board effective January 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of the shares of our common stock as of April 25, 2013, by (i) each person we know to be the beneficial owner of 5% or more of the outstanding shares of our common stock; (ii) each executive officer listed in the Summary Compensation Table; (iii) each of our directors; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the address of the individuals listed below is the address appearing on the cover of this Annual Report.

	Shares Beneficially Owned(2)
Name or Group of Beneficial Owners (1)	Number	Percent
Named Executive Officers:
Harvey M. Yellen	5,280,000	17.6%
Andrew Gumaer	5,280,000	17.6%
Scott K. Carpenter	144,136	*

Directors:
Bryant R. Riley (3)	109,184	*
Mark D. Klein	184,880	*
Hugh G. Hilton	40,435	*
Matthew J. Hart	50,435	*

5% Stockholders:
Elliott Associates, L.P. (4)	6,129,000	20.4%
712 Fifth Avenue 36th Floor
New York, NY 10019

Robeco Investment Management (5)	1,537,502	5.1%
909 Third Avenue
New York, NY 10022

Lloyd I. Miller, III (6)	3,261,905	10.9%
222 Lakeview Avenue, Suite 160-365
West Palm Beach, FL 33401

Executive officers and directors as a group (11 persons)	11,363,740	37.9%

*	Represents less than 1%.

(1)	Unless otherwise indicated, the business address of each holder is c/o Great American Group, Inc., 21860 Burbank Blvd., Suite 300 South, Woodland Hills, California 91367.

(2)	Applicable percentage ownership is based on 30,002,975 shares of our common stock outstanding as of April 25, 2013. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares, subject to the applicable community property laws. Shares of our common stock subject to options or other contractual rights currently exercisable, or exercisable within 60 days after April 25, 2013, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person.

(3)	Includes 68,749 shares held by B. Riley and Co., LLC. Mr. Riley is the sole indirect equity owner of B. Riley and Co., LLC.

(4)	Based solely on information provided on a Schedule 13D/A filed by Elliot Associates, L.P. with the SEC on August 9, 2011. Pursuant to the Schedule 13D/A, the securities are beneficially owned by Elliott Associates, L.P., a Delaware limited partnership, and its wholly-owned subsidiaries (collectively, “Elliott”), Elliott International, L.P., a Cayman Islands limited partnership (“Elliott International”), and Elliott International Capital Advisors Inc., a Delaware corporation (“EICA” and collectively with Elliott and Elliott International, the “Reporting Persons”). Elliott beneficially owns 2,451,600 shares of Common Stock. Elliott International and EICA beneficially own an aggregate of 3,677,400 shares of Common Stock. Collectively, Elliott, Elliott International and EICA beneficially own 6,129,000 shares of Common Stock. Elliott has the power to vote or direct the vote of, and to dispose or direct the disposition of, the shares of Common Stock beneficially owned by it. Elliott International has the shared power with EICA to vote or direct the vote of, and to dispose or direct the disposition of, the shares of Common Stock owned by Elliott International.

(5)	Based solely on information provided on a Schedule 13G/A filed by Robeco Investment Management with the SEC on February 7, 2013, with respect to 1,537,502 shares held by Robeco Investment Management, Inc. (RIM) for the discretionary account of certain clients. To the knowledge of RIM no person has the right to receive or the power to direct the receipt of dividends from or the proceeds from the sale of such Common Stock which represents more than 5% of the outstanding shares of the Common Stock.

(6)	Based solely on information provided on a Schedule 13G/A filed by Lloyd I. Miller, III with the SEC on February 12, 2013, with respect to 3,261,905 shares held by Lloyd I. Miller, III. Pursuant to such Schedule 13G/A, Lloyd I. Miller, III has sole voting and dispositive power with respect to 2,116,925 shares of Common Stock as the manager of a limited liability company that is the general partner of a certain limited partnership and has shared voting and dispositive power with respect to 1,144,980 shares of Common Stock as (i) the co-manager of a limited liability company and (ii) an advisor to the trustee of a certain family trust.

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2012 was as follows:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by our stockholders (1)	-	-	7,208,725
Equity compensation plans not approved by our stockholders (2)	-	-	-
Total	-	-	7,208,725

(1)	Includes our 2009 Stock Incentive Plan.

(2)	All of our equity compensation plans were approved by our stockholders.

For more information on our equity compensation plans, see Note 15 of our Notes to Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Other than as described below, since the beginning of fiscal year 2011, there were no transactions to which the Company was or is a party or currently proposed transactions which the Company is to be a party in which the amount involved exceeds $120,000 and in which any director, officer or beneficial holder of more than 5% of any class of our voting securities or member of such person’s immediate family had or will have a direct or indirect material interest.

Mark Weitz, our former President, Wholesale and Industrial Services, is the brother-in-law of Andrew Gumaer, our Chairman, Chief Executive Officer and director. Mr. Weitz’s total compensation, consisting of base salary, bonus, auto allowance, company paid medical, dental and life and disability insurance, and above market interest on nonqualified deferred compensation, in fiscal 2012 and 2011 for services rendered to us was $332,731 and $308,969, respectively. Mr. Weitz participated in various employee benefit programs of the Company, including health insurance benefits, life insurance benefits, and group life and long-term disability coverage, under the plans generally available to all other salaried employees. Mr. Weitz also is a Phantom Equityholder and received additional consideration as more fully described below. Mr. Weitz’s received total compensation of $220,463 in 2013, including $158,654 in severance payments pursuant to a severance agreement and general release between Mr. Weitz and the Company entered into in February 2013 in connection with the cessation of his employment with the Company on February 4, 2013. In addition to the foregoing, pursuant to such agreement and subject to certain conditions, the Company will also pay 100% of the COBRA continuation premium for Mr. Weitz for a period of eleven months ending on January 31, 2014.

Brian Yellen, our Executive Vice President, is the son of Harvey M. Yellen, our Vice Chairman, President and director. Mr. B. Yellen’s total compensation, consisting of base salary, bonus, commissions, auto allowance, company paid medical, dental and life and disability insurance, and above market interest on nonqualified deferred compensation, in fiscal 2012 and 2011 for services rendered to us was $483,525 and $261,919, respectively. Mr. B. Yellen participates in various employee benefit programs of the Company, including health insurance benefits, life insurance benefits, and group life and long-term disability coverage, under the plans generally available to all other salaried employees. Mr. B. Yellen also is a Phantom Equityholder and received additional consideration as more fully described below. Mr. B. Yellen’s annual base salary for fiscal 2013 is $200,000, plus an annual auto allowance of $10,800.

Sandy Feldman, our Senior Vice President, is the son-in-law of Harvey M. Yellen. Mr. Feldman’s total compensation, consisting of base salary, bonus, commissions, auto allowance, company paid medical, dental and life and disability insurance in fiscal 2012 and 2011 for services rendered to us was $291,959 and $252,543, respectively. Mr. Feldman participates in various employee benefit programs of the Company, including health insurance benefits, life insurance benefits, and group life and long-term disability coverage, under the plans generally available to all other salaried employees. Mr. Feldman’s annual base salary for fiscal 2013 is $171,000, plus an annual auto allowance of $10,800.

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

Promissory Notes

In connection with the Acquisition, we issued certain subordinated unsecured promissory notes to the Great American Members and the Phantom Equityholders. We have entered into multiple amendments to and waivers of our obligations under such unsecured subordinated promissory notes issued since the Acquisition. As a result of these amendments and waivers, in 2010 the interest rate was reduced to 3.75% with respect to an aggregate of $52.4 million of the then-outstanding $55.6 million in promissory notes. In addition, the maturity date for the then-outstanding $47.0 million in notes payable to the Great American Members was extended to July 31, 2018, subject to annual prepayments based upon our cash flow, provided that we are not obligated to make such prepayments if our minimum adjusted cash balance is below $20.0 million.  The 2010 amendments and waivers also permitted us to defer the payment of interest owed under $52.4 million of the notes until July 31, 2011.

Effective July 31, 2011, we entered into individual amendments with the Great American Members that increased the principal amount of the promissory notes for the $1.8 million of accrued interest that was due to them on July 31, 2011. The addition to the principal amount will accrue interest at the note rate of 3.75% and continue to be subject to annual prepayments based upon our cash flow and the maintenance of a minimum adjusted cash balance as provided in the notes prior to the capitalization of the accrued interest. We are not required to make any principal prepayments under these notes for the fiscal years ended December 31, 2011 and 2012. Also effective July 31, 2011, we entered into agreements permitting us to defer payment of $1.4 million in interest owed to the Phantom Equityholders from July 31, 2011 to the fourth quarter of 2011. As of December 31, 2012, there was $48.8 million in aggregate principal amount outstanding under the notes payable to the Great American Members and $3.4 million in aggregate principal amount outstanding under the notes payable to the Phantom Equityholders. Of this amount, $50.9 million accrues interest at 3.75% and $1.3 million accrues interest at 12.00%.

The consideration received by each of the Great American Members and Phantom Equityholders who were executive officers, directors or immediate family members of the foregoing since the beginning of fiscal year 2011 and 2012 in connection with the subordinated unsecured promissory notes is as follows:

Phantom Equity-holder	Year	Consideration (in the form of Interest Earned on the Promissory Notes)(4)	Consideration (in the form of Principal Payments Paid on the Promissory Notes)(5)	Total Consideration on the Promissory Notes(6)	Principal Balance outstanding on the Promissory Notes at December 31 (7)
Former Great American Members
Andrew Gumaer	2012	$914,224	$-	$914,224	$24,379,316
	2011	895,032	-	895,032	24,379,316

Harvey M. Yellen	2012	$914,224	$-	$914,224	$24,379,316
	2011	895,032	-	895,032	24,379,316

Phantom Equityholders
Scott Carpenter	2012	$103,393	$333,701	$437,094	$667,403
	2011	150,083	333,701	483,784	1,001,104

Paul Erickson (1)	2012	$30,515	$315,162	$345,677	$630,325
	2011	44,296	315,162	359,458	945,488

Lester Friedman	2012	$28,720	$296,623	$325,343	$593,247
	2011	42,726	296,623	339,349	889,870

Mark Weitz (2)	2012	$28,720	$296,623	$325,343	$593,247
	2011	42,147	296,623	338,770	889,870

Brian Yellen (3)	2012	$17,053	$176,120	$193,173	$352,240
	2011	25,369	176,120	201,489	528,360

(1)	Mr. Erickson’s employment with the Company ceased on April 12, 2013.
(2)	Mr. Weitz is the brother-in-law of Andrew Gumaer, a director and the Chairman and Chief Executive Officer of the Company. Mr. Weitz’s employment with the Company ceased on February 4, 2013.
(3)	Mr. Yellen is the son of Harvey M. Yellen, a director and the Vice Chairman and President of the Company.
(4)	Consideration represents interest earned on the promissory notes for the fiscal years ended December 31, 2012 and 2011.
(5)	Consideration represents principal payments on the promissory notes for the fiscal years ended December 31, 2012 and 2011.
(6)	Total consideration represents the sum of interest earned on the promissory notes and principal payments on the promissory notes for the fiscal years ended December 31, 2012 and 2011.
(7)	Principal balance outstanding is unchanged as of April 25, 2013.

Financial Advisory Fees

In August 2011, the Company paid a loan origination fee of $140,000 to B. Riley & Co., LLC (“B. Riley”) (2% of the $7.0 million note payable to Dialectic Capital Partners, LP as more fully described in note 10 of our consolidated financial statements filed on Form 10-K on March 29, 2013). Bryant Riley, a member of our Board, is the controlling shareholder, President and Chief Executive Officer of B. Riley.

Escrow Agreements

In connection with the consummation of the Acquisition, GAG, Inc. entered into that certain Escrow Agreement, dated as of July 31, 2009 (the “Escrow Agreement”), with GAG, LLC, the Great American Members and Continental Stock Transfer & Trust Company, as escrow agent, to provide a fund (a) to secure the indemnification obligations of Great American to AAMAC against losses that the Company, as the surviving entity of the Acquisition, may sustain as a result of (i) the inaccuracy or breach of any representation or warranty made by Great American in the Purchase Agreement or any schedule or certificate delivered by Great American in connection with the Purchase Agreement and (ii) the non-fulfillment or breach of any covenant or agreement made by Great American in the Purchase Agreement, (b) to offset against any working capital shortfall pursuant to the Purchase Agreement or (c) to offset against any inventory amount shortfall. Pursuant to the Escrow Agreement, the Great American Members placed in escrow an aggregate of 1,500,000 shares of the Company’s common stock (the “Escrowed Indemnification Stock”).

On April 30, 2010 and 2011, 72,000 and 108,000 shares of the Escrowed Indemnification Stock, respectively, were released from escrow to the Phantom Equityholders. The remaining 1,320,000 shares that are currently held in escrow are reserved to offset against any inventory amount shortfall pursuant to the Escrow Agreement until the date that all of the specified inventory assets of Great American are sold. These shares will remain in escrow until such claims are resolved, at which time the remaining Escrowed Indemnification Stock shall be promptly returned to the Great American Members.

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

Director Independence

Our Board has unanimously determined that four (4) of our directors, a majority of the Board, are “independent” directors as that term is defined by Nasdaq Marketplace Rule 5605(a)(2). In addition, based upon such standards, the Board determined that Messrs. Gumaer and Yellen are not “independent” because they are employees of the Company.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees for services provided to us by Marcum LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2011 and 2012:

	Fiscal 2011	Fiscal 2012
Audit Fees(1)	$333,000	$363,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

TOTAL	$333,000	$363,000

(1)	Audit Fees consist of audit and various attest services performed by Marcum LLP and include the following: (1) fees for fiscal 2011 include (a) reviews of our financial statements for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011 and (b) the audit of our financial statements for the year ended December 31, 2011 and (2) fees for fiscal 2012 include (a) reviews of our financial statements for the quarterly periods ended March 31, 2012, June 30, 2012 and September 30, 2012 and (b) the audit of our financial statements for the year ended December 31, 2012.

Audit Committee Pre-Approval Policy

 As a matter of policy, all audit and non-audit services provided by our independent registered public accounting firm are approved in advance by the audit committee of the Company, which considers whether the provision of non-audit services is compatible with maintaining such firm's independence. All services provided by Marcum LLP during fiscal years 2011 and 2012 were pre-approved by the audit committee. The audit committee has considered the role of Marcum LLP in providing services to us for the fiscal year ended December 31, 2012, and has concluded that such services are compatible with their independence as our auditors.

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

Date: April 30, 2013

Great American Group, Inc.

By:	/s/ PHILLIP J. AHN
Phillip J. Ahn
Chief Financial Officer

