Form 10-Q
period 2013-03-31
Great American Group, Inc.
filed 2013-05-14
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 10, 2013, there were 30,002,975 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Great American Group, Inc.

Quarterly Report on Form 10-Q

For The Quarter Ended March 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,093	$18,721
Restricted cash	230	7,923
Accounts receivable, net	9,050	16,591
Advances against customer contracts	2,218	2,441
Inventory	2,638	2,216
Goods held for sale or auction	10,239	10,196
Due from related party	373	—
Note receivable - related party	415	611
Deferred income taxes	3,339	4,114
Prepaid expenses and other current assets	1,608	1,145
Total current assets	61,203	63,958
Property and equipment, net	1,036	970
Goodwill	5,688	5,688
Other intangible assets, net	140	140
Deferred income taxes	9,252	9,484
Other assets	275	343
Total assets	$77,594	$80,583
Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$16,058	$16,886
Auction and liquidation proceeds payable	246	864
Mandatorily redeemable noncontrolling interests	2,535	2,856
Revolving credit facility	1,728	2,304
Current portion of long-term debt	1,724	1,724
Notes payable	8,458	9,628
Current portion of capital lease obligation	5	13
Total current liabilities	30,754	34,275
Long-term debt, net of current portion	50,483	50,483
Total liabilities	81,237	84,758
Commitments and contingencies
Great American Group, Inc. stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 135,000,000 shares authorized; 30,002,975 issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	4	4
Additional paid-in capital	3,082	3,082
Retained earnings (deficit)	(6,380)	(7,669)
Accumulated other comprehensive loss	(875)	(520)
Total Great American Group, Inc. stockholders' equity (deficit)	(4,169)	(5,103)
Noncontrolling interests	526	928
Total equity (deficit)	(3,643)	(4,175)
Total liabilities and equity (deficit)	$77,594	$80,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2013	2012

Revenues:
Services and fees	$18,637	$16,900
Sale of goods	2,317	2,420
Total revenues	20,954	19,320
Operating expenses:
Direct cost of services	6,152	6,252
Cost of goods sold	1,520	2,149
Selling, general and administrative expenses	10,937	8,519
Total operating expenses	18,609	16,920
Operating income	2,345	2,400
Other income (expense):
Interest income	2	79
Loss from equity investment in Great American Real Estate, LLC	—	(80)
Interest expense	(634)	(627)
Income before income taxes	1,713	1,772
Provision for income taxes	(778)	(705)
Net income	935	1,067
Net loss attributable to noncontrolling interests	(354)	—
Net income attributable to Great American Group, Inc.	$1,289	$1,067

Basic income per share	$0.04	$0.04
Diluted income per share	$0.04	$0.04

Weighted average basic shares outstanding	28,682,975	28,681,609
Weighted average diluted shares outstanding	29,656,430	29,534,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012

Net income	$935	$1,067
Other comprehensive income (loss):
Foreign currency translation adjustments	(355)	211
Other comprehensive income (loss), net of tax	(355)	211
Total comprehensive income	580	1,278
Comprehensive loss attributable to noncontrolling interests	(354)	—
Comprehensive income attributable to Great American Group, Inc.	$934	$1,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity (Deficit)

(Unaudited)

(Dollars in thousands)

							Accumulated
					Additional	Retained	Other		Total
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Interests	(Deficit)

Balance, January 1, 2012	—	$—	31,001,609	$4	$3,177	$(11,190)	$(247)	$—	$(8,256)
Net income for the three months ended March 31, 2012						1,067			1,067
Foreign currency translation adjustment							211		211
Cancellation of founders contingent shares held in escrow			(1,000,000)						-
Balance, March 31, 2012	—	$—	30,001,609	$4	$3,177	$(10,123)	$(36)	$—	$(6,978)

Balance, January 1, 2013	—	$—	30,002,975	$4	$3,082	$(7,669)	$(520)	$928	$(4,175)
Net income (loss) for the three months ended March 31, 2013						1,289		(354)	935
Foreign currency translation adjustment							(355)		(355)
Changes in noncontrolling interests								(48)	(48)
Balance, March 31, 2013	—	$—	30,002,975	$4	$3,082	$(6,380)	$(875)	$526	$(3,643)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$935	$1,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	707	201
Impairment of goods held for sale or auction	22	21
Effect of foreign currency on operations	(64)	64
Non-cash interest	–	(77)
Loss from equity investment in Great American Real Estate, LLC	–	80
Deferred income taxes	1,007	578
Income allocated to mandatorily redeemable noncontrolling interests	291	369
Change in operating assets and liabilities:
Accounts receivable and advances against customer contracts	7,331	(394)
Due from related party	(373)	–
Inventory	(588)	–
Goods held for sale or auction	(589)	399
Loan receivable	–	3,279
Prepaid expenses and other assets	(55)	(371)
Accounts payable and accrued expenses	(356)	1,886
Auction and liquidation proceeds payable	(618)	406
Net cash provided by operating activities	7,650	7,508
Cash flows from investing activities:
Purchases of property and equipment	(247)	(65)
Decrease in note receivable - related party	196	–
Equity investment in Great American Real Estate, LLC	–	(80)
Decrease (increase) in restricted cash	7,693	(256)
Net cash provided by (used in) investing activities	7,642	(401)
Cash flows from financing activities:
Repayments of capital lease obligations	(8)	(7)
Repayment of revolving line of credit	(576)	(327)
Repayments of notes payable	(1,170)	(106)
Distribution to noncontrolling interests	(612)	(1,039)
Net cash used in financing activities	(2,366)	(1,479)
Increase in cash and cash equivalents	12,926	5,628
Effect of foreign currency on cash	(554)	144
Net increase in cash and cash equivalents	12,372	5,772
Cash and cash equivalents, beginning of period	18,721	15,034
Cash and cash equivalents, end of period	$31,093	$20,806
Supplemental disclosures:
Interest paid	$57	$704
Taxes paid	$163	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

NOTE 1—ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Great American Group, Inc. and its subsidiaries (collectively the “Company”) provide asset disposition, valuation and appraisal, capital advisory, and real estate consulting services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional service firms throughout the United States, Canada, and the United Kingdom. The Company operates in three operating segments: auction and liquidation solutions (“Auction and Liquidation”), valuation and appraisal services (“Valuation and Appraisal”) and UK retail store operations (“UK Retail Stores”). In the Auction and Liquidation segment, the Company provides auction and liquidation services to help clients dispose of assets, capital advisory and real estate consulting services. Such assets include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property. In the Valuation and Appraisal segment, the Company provides valuation and appraisal services to clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs. The UK Retail Stores segment includes the operation of ten retail shoe stores in the United Kingdom as a result of the acquisition of Shoon Trading Limited (“Shoon”) on May 4, 2012, as more fully described in Note 13.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of Great American Group, Inc. and its wholly-owned and majority-owned subsidiaries. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 29, 2013. The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

(b)	Revenue Recognition

Revenues are recognized in accordance with the accounting guidance when persuasive evidence of an arrangement exists, the related services have been provided, the fee is fixed or determinable, and collection is reasonably assured.

Revenues in the Valuation and Appraisal segment are primarily comprised of fees for valuation and appraisal services. Revenues are recognized upon the delivery of the completed services to the related customers and collection of the fee is reasonably assured. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs which totaled $568 and $616 for the three months ended March 31, 2013 and 2012, respectively.

Revenues in the Auction and Liquidation segment are comprised of (i) commissions and fees earned on the sale of goods at auctions and liquidations; (ii) revenues from auction and liquidation services contracts where the Company guarantees a minimum recovery value for goods being sold at auction or liquidation; (iii) revenues from the sale of goods that are purchased by the Company for sale at auction or liquidation sales events; (iv) fees earned from real estate services and the origination of loans; (v) revenues from financing activities recorded over the lives of related loans receivable using the interest method and (vi) revenues from contractual reimbursable expenses incurred in connection with auction and liquidation contracts.

Commission and fees earned on the sale of goods at auction and liquidation sales are recognized when evidence of an arrangement exists, the sales price has been determined, title has passed to the buyer and the buyer has assumed the risks of ownership and collection is reasonably assured. The commission and fees earned for these services are included in revenues in the accompanying condensed consolidated statement of operations. Under these types of arrangements, revenues also include contractual reimbursable costs which totaled $1,518 and $821 for the three months ended March 31, 2013 and 2012, respectively.

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

The Company also evaluates revenue from auction and liquidation services contracts in accordance with the accounting guidance to determine whether to report auction and liquidation segment revenue on a gross or net basis. The Company has determined that it acts as an agent in a substantial majority of its auction and liquidation services contracts and therefore reports the auction and liquidation revenues on a net basis.

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

In the normal course of business, the Company will enter into collaborative arrangements with other merchandise liquidators to collaboratively execute auction and liquidation contracts. The Company’s collaborative arrangements specifically include contractual agreements with other liquidation agents in which the Company and such other liquidation agents actively participate in the performance of the liquidation services and are exposed to the risks and rewards of the liquidation engagement. The Company’s participation in collaborative arrangements including its rights and obligations under each collaborative arrangement can vary. Revenues from collaborative arrangements are recorded net based on the proceeds received from the liquidation engagement. Amounts paid to participants in the collaborative arrangements are reported separately as direct costs of revenues. Revenue from collaborative arrangements in which the Company is not the majority participant is recorded net based on the Company’s share of proceeds received. There were $8,092 of revenues and $998 of direct cost of services subject to collaborative arrangements during the three months ended March 31, 2013 and $743 of revenues and $320 of direct cost of services subject to collaborative arrangements during the three months ended March 31, 2012.

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

Revenues from one liquidation service contract represented 38.6% of total revenues during the three months ended March 31, 2013. Revenues from one real estate services contract represented 10.1% of total revenues during the three months ended March 31, 2012. Revenues in the Valuation and Appraisal segment and the Auction and Liquidation segment are primarily generated in the United States and United Kingdom, see Note 14.

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

The Company maintains deposits in accounts under the control of a financial institution as collateral for letters of credit relating to liquidation engagements. As of March 31, 2013, the Company had $230 of restricted cash that primarily related to cash collected from leasing the oil rigs that collateralize the related note payable, which has an outstanding principal amount of $8,412 as of March 31, 2013. As of December 31, 2012, restricted cash included $6,667 of cash collateral for the letters of credit and $1,256 of cash collected from leasing the oil rigs that collateralize the related note payable, which had an outstanding principal amount of $9,513 as of December 31, 2012.

(h)	Accounts Receivable

Accounts receivable represents amounts due from the Company’s auction and liquidation and valuation and appraisal customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. There was no bad debt expense during the three months ended March 31, 2013 and 2012.

(i)	Advances Against Customer Contracts

Advances against customer contracts represent advances of contractually reimbursable expenses incurred prior to, and during the term of the auction and liquidation services contract. These advances are charged to expense in the period that revenue is recognized under the contract.

(j)	Inventory

Merchandise inventories are stated at the lower of average cost or market. The Company identifies potentially excess and slow-moving inventories and shrinkage by evaluating turn rates, inventory levels, historical results of inventory counts and other factors at its retail and warehouse locations. At March 31, 2013 and December 31, 2012, the Company had a lower of cost or market reserves for excess and slow-moving inventories and shrinkage of $46 and $26, respectively.

(k)	Goods Held for Sale or Auction

Goods held for sale or auction are stated at the lower of cost, determined by the specific-identification method, or market.

(l)	Loan Receivable

During the three months ended March 31, 2012, the loan receivable acquired from an investment bank at a discount from face value that provided financing to a retail company with operations in the United Kingdom decreased from $8,306 at December 31, 2011 to $5,027 at March 31, 2012. Income is recognized using the effective interest method and the discount is amortized to income over the stated term of the loan receivable. Financing revenues earned using the effective interest method of $678 during the three months ended March 31, 2012 included interest income of $221 and amortization of the discount over the stated term of the loan receivable of $457. There were no financing revenues earned during the three months ended March 31, 2013. The revenues from financing activities are included in revenues from services and fees in the auction and liquidation segment in the condensed consolidated statement of operations.

(m)	Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation and amortization expense was $161 and $154 for the three months ended March 31, 2013 and 2012, respectively.

(n)	Fair Value Measurements

The Company records mandatorily redeemable noncontrolling interests that were issued after November 5, 2003 at fair value with fair value determined in accordance with the Accounting Standards Codification (“ASC”). The following table below presents information about the Company’s mandatorily redeemable noncontrolling interests that are measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 which are categorized using the three levels of fair value hierarchy. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following tables present information on the liabilities measured and recorded at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.

	Financial Assets Measured at Fair Value on a
	Recurring Basis at March 31, 2013, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	March 31,	identical assets	inputs	inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,178	$-	$-	$2,178
Total liabilities measured at fair value	$2,178	$-	$-	$2,178

	Financial Assets Measured at Fair Value on a
	Recurring Basis at December 31, 2012, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,246	$-	$-	$2,246
Total liabilities measured at fair value	$2,246	$-	$-	$2,246

The Company determined the fair value of mandatorily redeemable noncontrolling interests described above based on the issuance of similar interests for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports and internal valuation models. The amount reported at fair value at March 31, 2013 and December 31, 2012 also includes the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis. There was no change in the fair value measurement of the noncontrolling interests during the three months ended March 31, 2013. The decrease in the mandatorily redeemable noncontrolling interests of $68 during the three months ended March 31, 2013 presented in the table above reflects the change in undistributed earnings attributable to the noncontrolling interest during such period. At March 31, 2013, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

(o)	Foreign Currency Translation

The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country's currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using year-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders' equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Transaction losses were $309 during the three months ended March 31, 2013 and transaction gains were $309 during the three months ended March 31, 2012. These amounts are included in selling, general and administrative expenses in our consolidated statements of operations.

(p)	Fiduciary Funds

The accompanying condensed consolidated balance sheets do not include fiduciary funds, which are held by the Company on behalf of clients in connection with the administration of loans in the performance of capital advisory services. There were no funds held by the Company on behalf of clients at March 31, 2013 and December 31, 2012.

(q)	Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Other Comprehensive Income”. ASU 2013-02 finalized the reporting for reclassifications out of accumulated other comprehensive income, which was previously deferred, as discussed below. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, they do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is also required to present on the face of the financials where net income is reported or in the footnotes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Other amounts need only be cross-referenced to other disclosures required that provide additional detail of these amounts. The amendments in this update are effective for reporting periods beginning after December 15, 2012. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3— ACCOUNTS RECEIVABLE

The components of accounts receivable, net, include the following:

	March 31,	December 31,
	2013	2012

Accounts receivable	$9,169	$16,350
Unbilled receivables	252	612
Total accounts receivable	9,421	16,962
Allowance for doubtful accounts	(371)	(371)
Accounts receivable, net	$9,050	$16,591

Additions and changes to the allowance for doubtful accounts consist of the following:

	Three Months Ended
	March 31,
	2013	2012

Balance, beginning of period	$371	$424
Add: Additions to reserve	-	-
Less: Write-offs	-	-
Less: Recoveries	-	-
Balance, end of period	$371	$424

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

At March 31, 2013, accounts receivable in the amount of $2,135 were collateralized by the accounts receivable revolving line of credit more fully described in Note 6.

NOTE 4— GOODS HELD FOR SALE OR AUCTION

	March 31,	December 31,
	2013	2012

Machinery and equipment	$2,957	$257
Leased equipment	6,562	9,219
Aircraft parts and other	720	720
Total	$10,239	$10,196

Goods held for sale or auction includes machinery and equipment, leased equipment with a carrying value of $7,110 and $9,381 net of accumulated depreciation of $548 and $162 as of March 31, 2013 and December 31, 2012, respectively, and aircraft parts and other. Machinery and equipment is primarily comprised of an oil rig with a carrying value of $2,708 as of March 31, 2013. The leased equipment consists of oil rigs at March 31, 2013 pursuant to a lease that was executed during the fourth quarter of 2012. The oil rigs are depreciated over a period of 15 years which approximates their useful life. Aircraft parts and other is primarily comprised of aircraft parts with a carrying value of $720 which includes a lower of cost or market adjustment of $714 as of March 31, 2013 and December 31, 2012. The total amount recorded by the Company for a lower-of-cost or market adjustment for goods held for sale or auction was $21 during the three months ended March 31, 2012. Depreciation expense on the leased equipment was $546 and $47 during the three months ended March 31, 2013 and 2012, respectively.

Machinery and equipment with a carrying value of $2,708 and leased equipment with a carrying value of $6,562 serve as collateral for the $8,458 note payable as of March 31, 2013 as more fully described in Note 8.

NOTE 5— GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $5,688 is comprised of $1,975 of goodwill in the Auction and Liquidation segment and $3,713 of goodwill in the Valuation and Appraisal segment at March 31, 2013. There have been no changes to the carrying amount of goodwill since December 31, 2007.

Other intangible assets with finite lives include customer relationships which are being amortized over their estimated useful lives of 6 years. Other intangible assets include customer relationships of $970 and accumulated amortization of $970 and trademarks of $140 which have been identified as an indefinite lived intangible asset that is not being amortized at March 31, 2013 and December 31, 2012. There was no amortization expense for three months ended March 31, 2013 and 2012.

NOTE 6— CREDIT FACILITIES

The Company has a $100,000 asset based credit facility with a financial institution that expires on July 16, 2013. The asset based credit facility can be used for borrowings and letter of credit obligations up to the aggregate amount of $100,000. The base rate on the credit facility is the greater of (1) the Wells Fargo prime rate; (2) the LIBOR plus 1.00% and (3) the Federal Funds Effective Rate plus 0.50%.  On December 8, 2010, the credit agreement was amended and restated to allow for borrowings by the Company’s wholly owned subsidiary in the United Kingdom. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The credit facility also provides for success fees in the amount of 5% to 20% of the profits earned on the liquidation contract, if any, as defined in the credit facility. Interest expense totaled $85 (including amortization of deferred loan fees of $68) for the three months ended March 31, 2013 and $68 (including amortization of deferred loan fees of $68) for the three months ended March 31, 2012. There was no outstanding balance for cash borrowings or letters of credit obligations under this credit facility at March 31, 2013.

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

On May 17, 2011, one of our majority-owned subsidiaries entered into a Loan and Security Agreement (Accounts Receivable Line of Credit) (the “Line of Credit”) with BFI Business Finance (“BFI”). The Line of Credit is collateralized by the accounts receivable of GAAV and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Line of Credit, with maximum borrowings not to exceed $2,000. The interest rate under the Line of Credit is the prime rate plus 2%, payable monthly in arrears. The Line of Credit was amended effective February 3, 2012 and the maximum borrowings allowed was increased from $2,000 to $3,000. The maturity date of the Line of Credit is February 3, 2014 and the maturity date may be extended for successive periods equal to one year, unless GAAV gives BFI written notice of its intent to terminate the Line of Credit at least thirty days prior to the maturity date of the Line of Credit. BFI has the right to terminate the Line of Credit at its sole discretion upon giving sixty days’ prior written notice to GAAV. In connection with the Line of Credit, GAG, LLC entered into a limited continuing guaranty of GAAV’s obligations under the Line of Credit. The outstanding balance under the Line of Credit was $1,728 at March 31, 2013 and $2,304 at December 31, 2012. Interest expense totaled $38 for each of the three months ended March 31, 2013 and 2012, respectively.

NOTE 7— LONG-TERM DEBT

Long-term debt consists of the following arrangements:

	March 31,	December 31,
	2013	2012

$60,000 notes payable to each of the former Great American Members and the Phantom
Equityholders of GAG, LLC issued in connection with the Acquisition dated July 31, 2009	$52,207	$52,207
Total long-term debt	52,207	52,207
Less current portion of long-term debt	1,724	1,724
Long-term debt, net of current portion	$50,483	$50,483

$60,000 Notes Payable

On July 31, 2009, the members of GAG, LLC (the “Great American Members”) contributed all of their membership interests of GAG, LLC to the Company (the “Contribution”) in exchange for 10,560,000 shares of common stock of the Company and a subordinated unsecured promissory note in an initial principal amount of $60,000 issued in favor of the Great American Members and the phantom equityholders of GAG, LLC (the “Phantom Equityholders”. In connection with the closing of the Acquisition, an initial principal payment of $4,383 was made, thereby reducing the principal amount of the note to $55,617. On August 28, 2009, the note was replaced with separate subordinated unsecured promissory notes (collectively, the “Notes”) issued in favor of each of the Great American Members and Phantom Equityholders. Prior to the Amendments described below, all Notes were payable in five equal annual principal payments in the aggregate amount of $11,123 due on the anniversary date of the Notes beginning on July 31, 2010 through July 31, 2014 with interest payable quarterly in arrears beginning October 31, 2009 at 12% per annum. On May 4, 2010, the Company entered into individual amendments (each, an Amendment and collectively, the “Amendments”) to an aggregate of $52,419 of the $55,617 principal amount outstanding of the subordinated unsecured promissory notes, which reduced the interest rate on the amended notes from 12.0% per annum to 3.75% per annum. The interest rate reduction was effective retroactive to February 1, 2010. In addition, the maturity date for $46,996 of the $55,617 principal amount outstanding of the subordinated, unsecured promissory notes was extended to July 31, 2018, subject to annual prepayments based upon the Company’s cash flow subject to certain limitations, as provided in the amendment to the notes payable, including, without limitation, the Company’s maintenance of a minimum adjusted cash balance of $20,000. Each prepayment, if any, is due within 30 days of the filing of the Company’s Annual Report on Form 10-K, beginning with the Form 10-K for the fiscal year ending December 31, 2010. There were no prepayments due on the notes payable under this prepayment provision on April 30, 2013, 2012 and 2011. The remaining notes with $8,621 principal amount outstanding continue to be payable in five equal annual principal payments as described above.

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

At March 31, 2013, the maturity date for $48,759 of principal amount payable to the two former Great American Members is July 31, 2018, subject to annual prepayments based on the Company’s cash flows and other limitations described above. The remaining $3,448 of principal amount payable to the Phantom Equityholders is due in two equal annual installments of $1,724 on July 31, 2013 and 2014.

Interest expense was $509 and $538 for the three months ended March 31, 2013 and 2012, respectively. In accordance with the Amendments to the notes payable, the current portion of the amended notes payable in the amount of $1,724 and the long-term portion of the amended notes payable in the amount of $50,483 has been recorded in the accompanying condensed consolidated balance sheets as of March 31, 2013. Accrued interest payable was $344 on the notes payable as of March 31, 2013 and December 31, 2012, and is included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

NOTE 8— NOTES PAYABLE

On May 29, 2008, Great American Group Energy Equipment, LLC (“GAGEE), a wholly owned subsidiary of the Company, entered into a credit agreement with Garrison Special Opportunities Fund LP, Gage Investment Group LLC (collectively, the “Lenders”) to finance the purchase of certain machinery and equipment to be sold at auction or liquidation. The principal amount of the loan was $12,000 and borrowings bore interest at a rate of 20% per annum. The loan is collateralized by the machinery and equipment which were purchased with the proceeds from the loan. GAGEE was required to make principal and interest payments from proceeds from the sale of the machinery and equipment. GAGEE is a special purpose entity created to purchase the machinery and equipment, whose assets consist only of the machinery and equipment in question and whose liabilities are limited to the Lenders’ note and certain operational expenses related to this transaction. GAG, LLC guaranteed GAGEE’s liabilities to the Lenders up to a maximum of $1,200. The original maturity date of the loan was May 29, 2009; however, GAGEE exercised its right to extend the maturity date for 120 days until September 26, 2009. On September 26, 2009, the note payable became due and payable.

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

On December 31, 2009, GAGEE entered into an amendment to credit agreement (the “First Amendment To Credit Agreement”) dated as of December 18, 2009 with Garrison Special Opportunities Fund LP and the Administrative Agent, whereby the Lender agreed to forebear from exercising any of the remedies available to them under the Forbearance Agreement and the related Security Agreement and to extend the maturity date of the Forbearance Agreement until November 18, 2010, unless a forbearance default occurs, as specified in the Amended Credit Agreement. Pursuant to the terms of the First Amendment To Credit Agreement and Second Amendment To Credit Agreement (collectively, the Amended Credit Agreement”), the interest rate was reduced from 20% to 0% and the Lender agreed to reimburse GAGEE for certain expenses from proceeds of the sale assets that collateralize the Amended Credit Agreement. The Forbearance Agreement expired on November 18, 2010. GAGEE entered into a Second Amendment to the credit agreement on May 9, 2011, which extended the maturity date of the note payable to November 19, 2011 with an interest rate of 0% through maturity (the “Second Amendment to the Credit Agreement”). The Second Amendment to the Credit Agreement also provided for the lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable. As a result of the delay in entering into the Second Amendment to the Credit Agreement, interest in the amount of $309 was accrued from the date of the expiration of the First Amendment to the Credit Agreement on November 18, 2010 to December 31, 2010 at an interest rate of 22% (the default rate). This accrued interest of $309 was reversed in the first quarter of 2011, as the Second Amendment to the Credit Agreement provides for 0% interest for that period, and reflected in the consolidated statement of operations as a reduction of interest expense. GAGEE entered into a Third Amendment to the Credit Agreement on March 19, 2012, which extended the maturity date of the note payable to December 31, 2012 with an interest rate of 0% through maturity. GAGEE entered into a Fourth Amendment to the Credit Agreement effective December 31, 2012 which extended the maturity date of the note payable to December 31, 2013 and the interest rate remained at 0% through maturity. The Third and Fourth Amendment to the Credit Agreement provides for the lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable. GAGEE has no assets other than those collateralizing the loan which is comprised of machinery and equipment with a carrying value of $2,708 and leased equipment with a carrying value of $6,562 that is included in goods held for sale or auction in the accompanying balance at March 31, 2013. GAG, LLC has satisfied its obligation to pay the $1,200 guarantee and the credit agreement does not provide for other recourse against GAG, LLC.

At March 31, 2013 and December 31, 2012, the note payable balance was $8,412 and $9,513, respectively. There was no interest expense in connection with this note payable during the three months ended March 31, 2013 and year ended December 31, 2012.

On July 31, 2012, the Company borrowed $227 from a finance company to finance insurance premiums.  Interest on the loan was 6.6% and the loan required monthly installments of $23 until maturity on May 30, 2013.  Interest expense totaled $2 for the three months ended March 31, 2013. The outstanding balance on the note payable was $46 at March 31, 2013 and $115 at December 31, 2012.

NOTE 9— INCOME TAXES

The Company’s (provision) benefit for income taxes consists of the following:

	Three Months Ended
	March 31,
	2013	2012
Current:
Federal	$-	$-
State	-	127
Foreign	(230)	-
Total current provision	(230)	127

Deferred:
Federal	840	529
State	168	49
Foreign	-	-
Total deferred provision	1,008	578

Total provision for income taxes	$778	$705

A reconciliation of the federal statutory rate of 34% for the three months ended March 31, 2013 and 2012 to the effective tax rate for income (loss) from operations before income taxes is as follows:

	Three Months Ended
	March 31,
	2013	2012

Provision for income taxes at federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	6.2	4.6
Foreign tax differential	3.8	-
Other	1.4	1.2
Effective income tax rate	45.4%	39.8%

Deferred income tax assets (liabilities) consisted of the following:

	March 31,	December 31,
	2013	2012
Deferred tax assets:
Allowance for doubtful accounts	$142	$141
Goods held for sale or auction	1,165	1,160
Deductible goodwill	541	553
Accrued liabilities	2,406	2,828
Deferred revenue	358	409
Mandatorily redeemable noncontrolling interests	738	736
Note payable to Phantom Equityholders	1,151	1,311
Other	73	69
Foreign tax and other credit carryforwards	599	618
Net operating loss carryforward	5,418	5,773
Total deferred tax assets	$12,591	$13,598

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

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. As of March 31, 2013 and December 31, 2012, the Company believes that it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar year ended December 31, 2019 to 2012. The Company is currently being audited by the U.S. Internal Revenue Service for the year ended December 31, 2009.  The Company does not anticipate this audit to result in a material impact on the Company.  For periods prior to the Acquisition, the Company operated as a limited liability company which was taxed as a partnership. The Company and its subsidiaries’ state tax returns are also open to audit under similar statutes of limitations for the same tax years. The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had no such accrued interest or penalties included in the accrued liabilities associated with unrecognized tax benefits as of the date of adoption.

NOTE 10— EARNINGS PER SHARE

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Basic common shares outstanding exclude 1,320,000 common shares that are held in escrow and subject to forfeiture and 1,000,000 common shares issued to the Alternative Asset Management Acquisition Corp. founders that were forfeited during 2012 as a result of the failure to achieve certain performance targets specified in the agreements entered into in connection with the Acquisition. The 1,320,000 common shares issued to the former Great American Members are subject to forfeiture upon the final settlement of claims for goods held for sale in connection with the Acquisition. Dilutive common shares outstanding includes contingently issuable shares that are currently in escrow and subject to release if the conditions for the final settlement of claims for goods held for sale in connection with the Acquisition was satisfied at the end of the respective periods.

Basic and diluted earnings (loss) per share was calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2013	2012

Net income attributable to Great American Group, Inc.	$1,289	$1,067

Weighted average shares outstanding:
Basic	28,682,975	28,681,609
Effect of dilutive potential common shares:
Restricted stock units and non-vested shares	-	-
Contingently issuable shares	973,455	853,001
Diluted	29,656,430	29,534,610

Basic income per share	$0.04	$0.04
Diluted income per share	$0.04	$0.04

NOTE 11— COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject to certain legal and other claims that arise in the ordinary course of its business. The Company does not believe that the results of these claims are likely to have a material effect on its condensed consolidated financial position or results of operations.

NOTE 12— RELATED PARTY TRANSACTIONS

On July 8, 2010, the Company loaned $3, 224 to Great American Real Estate, LLC (“GARE”) for the purposes of investing in GAHA Fund II, LLC, a newly formed joint venture which is 50% owned by GARE. GAHA Fund II, LLC is a special purpose entity created to purchase non-performing distressed real estate loans at a discount to par from a financial institution and market the loans and real estate to third parties. The note receivable bears interest at a rate of 15% per annum and all unpaid principal and interest was originally due on July 8, 2011. In July 2011, the maturity date of the loan was extended and the interest rate was reduced to 8% per annum.  On December 29, 2011, additional funds in the amount of $620 were loaned to GARE and the note receivable was amended to increase the outstanding balance to $3,844 and extend the maturity date to July 31, 2012. On February 20, 2013, the third amendment to the note receivable extended the maturity date to December 31, 2013. During the three months ended March 31, 2013, the Company received principal payments on the note receivable totaling $196. During the year ended December 31, 2012, the Company received principal payment on the note receivable totaling $3,164 and recorded an impairment charge of $69 to write down the note receivable to its estimated net realizable value at December 31, 2012. There was no interest income recorded on the note receivable during the three months ended March 31, 2013. The note receivable in the amount of $415 and $611 is included in note-receivable – related party as of March 31, 2013 and December 31, 2012, respectively. The Company is no longer accruing interest on the note receivable at March 31, 2013.

In accordance with the accounting guidance for consolidation of variable interest entities, the Company has determined that the subordinated financing arrangements in the form of notes receivable described above with GARE changes the status of each of the entities to VIE. The Company, in determining whether or not it is the primary beneficiary of GARE, considered the disproportionate capital contributions that were made by the Company, the voting interests of the members of GARE and each member’s ability to direct the activities of GARE. The Company determined it is not the primary beneficiary of the VIE since decisions to direct the operations of GARE are done jointly by the members of GARE and the Company does not have a disproportionate voting interest which allows it to exercise any rights or powers that would enable the Company to direct the activities of GARE that most significantly impact GARE’s economic performance. The accompanying consolidated financial statements do not consolidate GARE. The loss from GARE is accounted for under the equity method of accounting and is included in other income (loss) in the amount of $80 in the condensed consolidated statements of operations for the three months ended March 31, 2012. At March 31, 2013, the maximum amount of loss exposure related to these VIE’s is equal to the carrying value of the respective notes receivable – related party described above.

At March 31, 2013, amounts due from related party of $373 represents amounts receivable from CA Global Partners, LLC (“CA Global”). CA Global is one of the members of Great American Global Partners, LLC (“GA Global Ptrs”) which started operations in the first quarter ended March 31, 2013. The amounts receivable at March 31, 2013 is comprised of advances that were provided to CA Global in connection with certain auctions of wholesale and industrial machinery and equipment that they were managing on behalf of GA Global Ptrs.

NOTE 13— BUSINESS ACQUISITION

On May 4, 2012, the Company invested $65 for a 40% interest in the common stock of Shoon, a shoe retailer with operations in the United Kingdom. Shoon purchased the rights to operate the former Shoon internet business and retail stores that were in administration in the United Kingdom. As part of the investment, the Company also loaned Shoon approximately $1,300 that is collateralized by retail inventory. The loan bears interest at an annual rate of LIBOR plus 6.0%. Interest on the loan is payable monthly. The loan has a maturity date of May 3, 2014. The Company has the right to appoint a Chairman of Shoon. Together with the Company’s 40% investment in the common stock of Shoon and control of the majority of the board of directors, the Company has a controlling interest in Shoon. As such, the Company has consolidated the operations of Shoon and included the results of operations of Shoon from May 4, 2012, the date of investment, through March 31, 2013 in the Company’s condensed consolidated statements of operations.

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

The following financial statement amounts and balances of Shoon was included in the accompanying condensed consolidated financial statements in the UK retail stores segment as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013:

	As of	As of
	March 31, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$249	$1,128
Inventory	2,638	2,216
Property and equipment, net	268	146
Other assets	146	328
Total assets	$3,301	$3,818

Liabilities:
Accounts payable and accrued liabilities	$1,702	$1,291
Current portion long-term debt	608	646
Total current liabilities	2,310	1,937
Long-term debt, net of current portion	152	323
Total liabilities	2,462	2,260
Equity	839	1,558
Total liabilities and equity	$3,301	$3,818

Three Months
Ended
March 31, 2013
Revenues:
Revenues - Sale of goods	$2,281
Cost of goods sold	(1,499)
Selling, general and administrative expenses	(1,615)
Operating loss	(833)
Other expenses	-
Other expenses	(35)
Loss before benefit for income taxes	(868)
Benefit for income taxes	230
Net loss	(638)
Net loss attributable to noncontrolling interest	(383)
Net loss attributable to Great American Group, Inc.	$(255)

The disclosure of pro forma financial information for the three months ended March 31, 2012 has not been provided given the impracticality of obtaining the information since the former owners of Shoon were operating in administration in the United Kingdom.

NOTE 14— BUSINESS SEGMENTS

The Company’s operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally. The Company’s chief operating decision maker is a committee comprised of the Chief Executive Officer and President. The Company has several operating subsidiaries through which it delivers specific services. The Company provides auction, liquidation, capital advisory, financing, real estate, and other services to stressed or distressed companies in a variety of diverse industries that have included apparel, consumer electronics, furniture, jewelry, real estate, and industrial machinery. The Company also provides appraisal and valuation services for retail and manufacturing companies. In addition, as a result of the acquisition of Shoon on May 4, 2012, the Company operates ten retail stores in the United Kingdom. The Company’s business is classified by management into three reportable segments: Auction and Liquidation, Valuation and Appraisal and UK Retail Stores. These reportable segments are three distinct businesses, each with a different customer base, marketing strategy and management structure. The Valuation and Appraisal reportable segment is an aggregation of the Company’s valuation and appraisal operating segments, which are primarily organized based on the nature of services and legal structure.

Additionally, the Valuation and Appraisal operating segments are aggregated into one reportable segment as they have similar economic characteristics and are expected to have similar long-term financial performance.

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended
	March 31,
	2013	2012
Auction and Liquidation reportable segment:
Revenues - Services and fees	$12,661	$10,740
Revenues - Sale of goods	36	2,420
Total revenues	12,697	13,160
Direct cost of services	(3,080)	(3,499)
Cost of goods sold	(21)	(2,149)
Selling, general, and administrative expenses	(4,094)	(3,777)
Depreciation and amortization	(45)	(116)
Segment income	5,457	3,619
Valuation and Appraisal reportable segment:
Revenues - Services and fees	5,976	6,160
Direct cost of services	(3,072)	(2,753)
Selling, general, and administrative expenses	(2,069)	(1,760)
Depreciation and amortization	(27)	(37)
Segment income	808	1,610
UK Retail Stores reportable segment:
Revenues - Sale of goods	2,281	-
Cost of goods sold	(1,499)	-
Selling, general, and administrative expenses	(1,600)	-
Depreciation and amortization	(15)	-
Segment income	(833)	-
Consolidated operating income from reportable segments	5,432	5,229
Corporate and other expenses	(3,087)	(2,829)
Interest income	2	79
Loss from equity investment in Great American Real Estate, LLC	-	(80)
Interest expense	(634)	(627)

Income before income taxes	1,713	1,772
Provision for income taxes	(778)	(705)

Net income	935	1,067
Net loss attributable to noncontrolling interests	(354)	-

Net income attributable to Great American Group, Inc.	$1,289	$1,067

Capital expenditures:
Auction and Liquidation segment	$15	$29
Valuation and Appraisal segment	83	36
UK Retail Stores segment	129	-
Total	$227	$65

	As of	As of
	March 31,	December 31,
	2013	2012
Total assets:
Auction and Liquidation segment	$65,578	$66,600
Valuation and Appraisal segment	8,715	10,165
UK Retail Stores segment	3,301	3,818
Total	$77,594	$80,583

The following table presents revenues by geographical area:

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Revenues - Services and fees:
United States	$16,435	$12,015
Europe	2,202	4,885
Total Revenues - Services and fees	18,637	16,900

Revenues - Sale of goods
United States	36	2,154
Europe	2,281	266
Total Revenues - Sale of goods	2,317	2,420

Total Revenues:
United States	16,471	14,169
Europe	4,483	5,151
Total Revenues - Services and fees	$20,954	$19,320

The following tables presents long-lived assets and identifiable assets by geographical area:

	As of	As of
	March 31,	December 31,
	2013	2012
Long-lived Assets - Property and Equipment, net:
United States	$651	$689
Europe	385	281
Total Long-lived Assets	$1,036	$970

Identifiable Assets:
United States	$65,400	$62,223
Europe	12,194	18,360
Total Long-lived Assets	$77,594	$80,583

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

Overview

We are a leading provider of asset disposition, valuation and appraisal, and real estate consulting services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional service firms throughout the United States, Canada and the United Kingdom. We operate our business in three segments: auction and liquidation solutions, valuation and appraisal services, and UK retail stores. Our auction and liquidation segment seeks to assist clients in maximizing return and recovery rates through the efficient disposition of assets and provide clients with capital advisory, financing and real estate consulting services. Such assets include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property. Our valuation and appraisal services segment provides our clients with independent appraisals in connection with asset-based loans, acquisitions, divestitures and other business needs. These services are provided to a wide range of retail, wholesale and industrial companies, as well as lenders, capital providers, private equity investors and professional service firms throughout the United States, Canada, and the United Kingdom. Our UK retail stores segment was created from our investment in Shoon Trading Limited (“Shoon”) in May 2012. This new segment is complementary to the expansion of our auction and liquidation business in the United Kingdom and strategically supports our efforts in that market. The operating results of our UK retail stores segment includes the operations of ten retail shoe stores in the United Kingdom acquired in our acquisition of Shoon on May 4, 2012.

Our significant industry experience and network of highly skilled employees and independent contractors allow us to tailor our auction and liquidation solutions to the specific needs of a multitude of clients, logistical challenges and distressed circumstances. We have established appraisal and valuation methodologies and practices in a broad array of asset categories which have made us a recognized industry leader. Furthermore, our scale and pool of resources allow us to offer our services on a nationwide basis in the United States, Canada and the United Kingdom.

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

Our valuation and appraisal services division provides valuation and appraisal services to financial institutions, lenders, private equity investors and other providers of capital. These services primarily include the valuation of assets (i) for purposes of determining and monitoring the value of collateral securing financial transactions and loan arrangements and (ii) in connection with potential business combinations. Our valuation and appraisal services divisions operate through limited liability companies that are majority owned by us. Our clients include major financial institutions such as Bank of America, Credit Suisse, GE Capital, JPMorgan Chase Union Bank of California, and Wells Fargo. Our clients also include private equity firms such as Apollo Management, Goldman Sachs Capital Partners, Sun Capital Partners and UBS Capital.

In May 2012, we invested $0.1 million for a 40% interest in the common stock of Shoon, a shoe retailer with operations in the United Kingdom. Shoon purchased the rights to operate the former Shoon internet business and retail stores that were in administration in the United Kingdom. As part of the investment, we loaned Shoon approximately $1.3 million that is collateralized by retail inventory. The loan has a maturity date of May 3, 2014 and bears interest at an annual rate of LIBOR plus 6.0%. Interest is payable monthly. We exercised our right to appoint a new Chairman of Shoon. Together with our 40% investment in the common stock of Shoon and our control of the majority of the board of directors, we have a controlling interest in Shoon. As such, we have consolidated the operations of Shoon and included their results of operations from May 4, 2012, the date of our investment, in our condensed consolidated statements of operations. During the three months ended March 31, 2013, Shoon generated revenues of $2.3 million and an operating loss of $0.8 million. During the period from May 4, 2012 through December 31, 2012, Shoon generated revenues of $10.2 million and operating income of $0.3 million. The fair value of assets acquired exceeded consideration paid by approximately $1.4 million and resulted in a bargain purchase gain during the second quarter of 2012.

In August 2012, we were engaged to participate in a joint venture involving the liquidation of inventory for the going-out-of-business sale of 568 stores of women’s clothing retailer Fashion Bug in the United States, a subsidiary of Ascena Retail Group, Inc (“Ascena”). The joint venture provided Fashion Bug with a minimum guarantee of amounts to be realized from the liquidation of inventory. In connection with our portion of the guarantee, we provided a letter of credit to Fashion Bug in the amount of $6.7 million. In January 2013, the liquidation sale of inventory was completed and the amounts realized from the liquidation of inventory exceeded the minimum guarantee. In March 2013, the letter of credit provided to Fashion Bug was returned to us. Revenues from services and fees as a result of our participation in the joint venture during the three months ended March 31, 2013 was $8.1 million or 38.6% of total revenues during the three months ended March 31, 2013.

Historically, revenues from our auction and liquidation segment have comprised a significant amount of our total revenues and operating profits. During the three months ended March 31, 2013 and 2012, revenues from our auction and liquidation segment were 60.6% and 68.1% of total revenues, respectively. Revenues we generate in the auction and liquidation segment vary significantly from quarter to quarter and have a significant impact on our operating results from period to period.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, allowance for doubtful accounts, goods held for sale or auction, goodwill and other intangible assets, share-based compensation and income taxes can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended March 31, 2013.

Results of Operations

The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Condensed Consolidated Statements of Operations

(Dollars in thousands)

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Amount	%	Amount	%
Revenues:
Services and fees	$18,637	88.9%	$16,900	87.5%
Sale of goods	2,317	11.1%	2,420	12.5%
Total revenues	20,954	100.0%	19,320	100.0%

Operating expenses:
Direct cost of services	6,152	29.4%	6,252	32.4%
Cost of goods sold	1,520	7.3%	2,149	11.1%
Selling, general and administrative expenses	10,937	52.2%	8,519	44.1%
Total operating expenses	18,609	88.8%	16,920	87.6%
Operating income	2,345	11.2%	2,400	12.4%
Other income (expense):
Interest income	2	-0.1%	79	0.4%
Loss from equity investment in Great
American Real Estate, LLC	-	0.0%	(80)	-0.4%
Interest expense	(634)	-2.9%	(627)	-3.2%
Income before provision for income taxes	1,713	8.2%	1,772	9.2%
Provision for income taxes	(778)	-3.8%	(705)	-3.6%
Net income	935	4.5%	1,067	5.5%
Net loss attributable to noncontrolling interests	(354)	-1.7%	-	n/a
Net income attributable to Great American Group, Inc.	$1,289	6.2%	$1,067	5.5%

Revenues. Total revenues increased $1.7 million, or 8.5%, to $21.0 million during the three months ended March 31, 2013 from $19.3 million during the three months ended March 31, 2012. The increase in revenues during the three months ended March 31, 2013 was primarily due to an increase in revenues of $2.3 million from the UK retail store segment resulting from the acquisition of Shoon on May 4, 2012, offset by a decrease in revenues in the auction and liquidation segment of $0.5 million and a decrease in revenues in the valuation and appraisal services segment of $0.1 million as compared to the same period in 2012.

In the auction and liquidation segment, the decrease in revenues of $0.5 million during the three months ended March 31, 2013 was primarily due to (a) a decrease in revenues of $2.7 million related to real estate consulting services from our GA Keen Realty Advisors division, which provides real estate consulting services, and (b) a decrease in revenues of $2.1 million in our wholesale and industrial auction business, offset by an increase in revenues of $4.0 million from retail liquidation engagements and $0.3 million from lending activities related to the operations of GA Capital, LLC (“GA Capital”), a majority owned subsidiary of the Company which focuses on services to retailers that are in need of junior secured loans for growth capital, working capital, and turnaround financing. The decrease in revenues from our GA Keen Realty Advisors division was primarily due to fewer real estate consulting engagements during the first quarter of 2013 as compared to the same period in 2012. The decrease in revenues in our wholesale and industrial auction business was primarily due to a decrease in revenues from the sale of goods where we held title to the goods. The increase in revenues from retail liquidation engagements of $4.0 million during the first quarter of 2013 was primarily due to an increase in revenues of $7.2 million from retail liquidation engagements in the United States, offset by a decrease in revenues of $3.2 million from retail liquidation engagements in the United Kingdom. The increase in revenues from retail liquidation engagements in the United States in the first quarter of 2013 was primarily due to our participation in the joint venture involving the liquidation of inventory for the going-out-of-business sale of 568 stores of women’s clothing retailer Fashion Bug in the United States.

The decrease in revenues of $0.1 million in the valuation and appraisal services segment was primarily due to a decrease in revenues related to appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors.

Revenue and Gross Margin by Segment

(Dollars in thousands)

Auction and Liquidation Segment:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Amount	%	Amount	%
Revenues:
Services and fees	$12,661	99.7%	$10,740	81.6%
Sale of goods	36	0.3%	2,420	18.4%
Total revenues	12,697	100.0%	13,160	100.0%
Direct cost of services	3,080	24.3%	3,499	26.6%
Cost of goods sold	21	0.2%	2,149	16.3%
Total operating expenses	3,101	24.5%	5,648	42.9%
Gross margin	$9,596	75.5%	$7,512	57.1%

Gross margin services and fees	75.7%		67.4%
Gross margin sales of goods	41.7%		11.2%

Revenues in the auction and liquidation segment decreased $0.5 million, to $12.7 million during the three months ended March 31, 2013 from $13.2 million during the three months ended March 31, 2012. Revenues from services and fees increased to $12.7 million during the three months ended March 31, 2013, an increase of $2.0 million, from $10.7 million during the three months ended March 31, 2012. The increase in revenues from services and fees of $2.0 million was primarily due to an increase in revenues from services and fees of $7.2 million from retail liquidation engagements in the United States and an increase in revenues from services and fees of $0.3 million from our GA Capital operations, offset by a decrease in revenues from services and fees of $2.8 million from retail liquidation engagements in the United Kingdom and a decrease in revenues from services and fees of $2.7 million related to real estate consulting services from our GA Keen Realty Advisors division. The increase in revenues from retail liquidation engagements in the United States in the first quarter of 2013 was primarily due to our participation in the joint venture involving the liquidation of inventory for the going-out-of-business sale of 568 stores of women’s clothing retailer Fashion Bug in the United States. The increase in revenues from our GA Capital operations was primarily due to an increase in fees earned in 2013 as a result of the payoff of a loan that was originated in the prior year. The decrease in revenues from our GA Keen Realty Advisors division was primarily due to fewer real estate consulting engagements during the first quarter of 2013 as compared to the same period in 2012. The decrease in revenues in our wholesale and industrial auction business was primarily due to a decrease in revenues from the sale of goods where we held title to the goods. The decrease in revenues from retail liquidation engagements in the United Kingdom in the first quarter of 2013 was primarily due services provided to smaller retailers in 2013 which resulted in a decrease in revenues as compared to the same period in 2012.

Revenues from gross sales of goods where we held title to the goods decreased to $0.1 million during the three months ended March 31, 2013 from $2.4 million during the three months ended March 31, 2012. The decrease in revenues from the sale of goods was primarily due to a decrease in the volume of goods sold where we hold title in 2013 as compared to the same period in 2012. Our auction of wholesale and industrial equipment during the three months ended March 31, 2013 was primarily comprised of engagements where we earn fees from buyers premiums as compared to the prior year when we had auction engagements where we acquired title to goods and we recognized revenues from the sale of goods at auction.

Gross margin in the auction and liquidation segment increased to 75.7% of revenues during the three months ended March 31, 2013, as compared to 67.4% of revenues during the three months ended March 31, 2012. The increase in gross margin was primarily due to a change in the mix of revenue we earned during the three months ended March 31, 2013 as compared to the prior year. The gross margin in 2013 was favorably impacted by revenues earned from fees from our participation in the joint venture involving the liquidation of inventory for the going-out-of-business sale of 568 stores of the women’s clothing retailer Fashion Bug in the United States. The liquidation of Fashion Bug required the joint venture to provide a minimum recovery value of inventory to be realized from the liquidation engagement. Historically, we earn higher margins on these types of engagements where we provide a minimum recovery value for goods sold as compared to fee and commission engagements.

Gross margin from the sales of goods where we held title was 41.7% during the three months ended March 31, 2013 as compared to 11.2% during the same quarter in the prior year. Although our gross margin increased in the first quarter of 2013 as compared to the same period in 2012, the volume of sales of goods decreased by $2.4 million during the three months ended March 31, 2013 as our wholesale and industrial division operations had fewer engagements where we acquired the title to goods that we sold at auction. The gross margins from the sales of goods fluctuates widely from period to period based upon the volume and mix of goods that we take title to in our wholesale auction and liquidation business. These fluctuations make predictions regarding the expected trends in gross margin from the sales of goods inherently uncertain.

Valuation and Appraisal Segment:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Amount	%	Amount	%

Revenues - Services and fees	$5,976	100.0%	$6,160	100.0%
Direct cost of services	3,072	51.4%	2,753	44.7%
Gross margin	$2,904	48.6%	$3,407	55.3%

Revenues in the valuation and appraisal segment decreased $0.2 million, or 3.0%, to $6.0 million during the three months ended March 31, 2013 from $6.2 million during the three months ended March 31, 2012. The decrease in revenues was primarily due to a decrease in revenues related to appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors.

Gross margins in the valuation and appraisal segment decreased to 48.6% of revenues during the three months ended March 31, 2013 as compared to 55.3% of revenues during the three months ended March 31, 2012. Gross margins were unfavorably impacted by the decrease in revenues and increase in headcount that resulted in an increase in salaries, wages and benefits in 2013 as compared to the same period in 2012.

UK Retail Stores Segment:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Amount	%	Amount	%
Revenues:
Sale of retail goods	$2,281	100.0%	$-	n/a
Cost of goods sold	1,499	65.7%	-	n/a
Gross margin	$782	34.3%	$-	n/a

Revenues and cost of goods sold in the UK retail stores segment are from the operation of ten retail stores and internet operations of Shoon in the United Kingdom for the three months ended March 31, 2013. The gross margin was 34.3% for the quarter ended March 31, 2013, a decrease in the gross margin of 12.1% from the 46.4% gross margin for the period from May 4, 2012 (date of acquisition) through December 31, 2012. The decrease in gross margin during the three months ended March 31, 2013 was primarily due to a decrease in average selling prices from the discounting of out-of-season inventory during the first quarter of 2013 after the holiday shopping season.

Operating Expenses

Direct Costs of Services. Total direct costs of services decreased $0.1 million, or 1.6%, to $6.2 million during the three months ended March 31, 2013 from $6.3 million during the three months ended March 31, 2012. Direct costs of services in the auction and liquidation segment decreased $0.4 million, to $3.1 million during the three months ended March 31, 2013 from $3.5 million during the three months ended March 31, 2012. The decrease in expenses was primarily due to a decrease in the number of fee and commission type engagements in 2013 where we contractually bill fees, commissions and reimbursable expenses as compared to the same period in 2012. Direct costs of services in the valuation and appraisal services segment increased $0.3 million, or 11.6%, to $3.1 million during the three months ended March 31, 2013 from $2.8 million during the three months ended March 31, 2012. The increase was primarily due to an increase in headcount that resulted in an increase in salaries, wages and benefits in 2013 as compared to the same period in 2012.

Cost of Goods Sold. Cost of goods sold decreased $0.6 million to $1.5 million during the three months ended March 31, 2013 from $2.1 million during the three months ended March 31, 2012. Cost of goods sold in the auction and liquidation segment was less than $0.1 million during the three months ended March 31, 2013 as compared to $2.4 million during the three months ended March 31, 2012. The decrease in costs of goods sold in the auction and liquidation segment of $2.4 million during the first quarter of 2013 was primary due to the majority of the wholesale and industrial action engagements were comprised of engagement where we earn fees from buyers premiums as compared to the prior year when we had a number of auction engagements where we acquired title to goods and we recognized costs of goods sold from the sale of goods in the amount of $2.4 million. Cost of goods sold in the UK retail stores segment was $1.5 million during the three months ended March 31, 2013.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended March 31, 2013 and 2012 were comprised of the following:

Selling, General and Administrative Expenses by Segment

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012		Change
	Amount	%	Amount	%	Amount	%

Auction and liquidation	$4,139	37.8%	$3,893	45.7%	$246	6.3%
Valuation and appraisal	2,096	19.1%	1,797	21.1%	299	16.6%
UK retail stores	1,615	14.8%	-	n/a	1,615	n/a
Corporate and other	3,087	28.2%	2,829	33.2%	258	9.1%
Total selling, general & administrative expenses	$10,937	99.9%	$8,519	100.0%	$2,418	28.4%

Total selling, general and administrative expenses increased $2.4 million, or 28.4%, to $10.9 million during the three months ended March 31, 2013 from $8.5 million for the three months ended March 31, 2012. The increase was primarily due to (a) an increase in selling, general and administrative expenses of $0.2 million in the auction and liquidation segment; (b) an increase in selling, general and administrative expenses of $0.3 million in the valuation and appraisal segment; (c) an increase in selling, general and administrative expenses of $1.6 million in the UK retail store segment as a result of our acquisition of Shoon on May 4, 2012; and (d) an increase in selling, general and administrative expenses of $0.3 million in corporate and other.

Selling, general and administrative expenses in the auction and liquidation segment increased $0.2 million, or 6.3%, to $4.1 million during the three months ended March 31, 2013 from $3.9 million for the three months ended March 31, 2012. The increase was primarily due to an increase in payroll and related expenses of $0.2 million as a result of the continued expansion of our retail liquidation operations in the United Kingdom. During the three months ended March 31, 2013, we had unrealized transaction losses of $0.2 million as a result of the decrease in the exchange rate we experienced from our retail liquidation operations in the United Kingdom. During the three months ended March 31, 2012, we had unrealized transaction gains of $0.2 million as a result of the favorable increase in the exchange rate we experienced from our retail liquidation operations in the United Kingdom.

Selling, general and administrative expenses in the valuation and appraisal services segment increased $0.3 million, or 16.6%, to $2.1 million during the three months ended March 31, 2013 from $1.8 million for the three months ended March 31, 2012. The increase was primarily due to an increase in headcount in administrative functions in the valuation and appraisal segment that resulted in a increase in payroll and related expenses of $0.2 million and an increase in other operating expenses of $0.1 million. Selling, general and administrative expenses for the UK retail store segment was $1.6 million during the three months ended March 31, 2013 and resulted from our acquisition of Shoon on May 4, 2012. Selling, general and administrative expenses for corporate and other increased $0.3 million, or 9.1%, to $3.1 million during the three months ended March 31, 2013 from $2.8 million for the three months ended March 31, 2012. The increase was primarily due to an increase in payroll and related expenses.

Other Income (Expense). Other income was less than $0.1 million during each of the three month periods ended March 31, 2013 and 2012. During the three months ended March 31, 2012, other income (expense) included interest income of $0.1 million and a loss of $0.1 million from our equity investment in GARE.

Interest Expense. Interest expense was $0.6 million during each of the three month periods ended March 31, 2013 and 2012. Interest expense during each of the three month periods ended March 31, 2013 and 2012 included $0.5 million of interest expense on the $52.2 million of notes payable to the Great American Members and Phantom Equityholders and $0.1 million of interest expense incurred on borrowings under our revolving credit facility of which $1.9 million was outstanding at March 31, 2103 and letter of credit fees and amortization of deferred loan fees on our $100 million asset based credit facility.

Income Before Income Taxes. Income before income taxes was $1.7 million during the three months ended March 31, 2013 compared to income before income taxes of $1.8 million during the three months ended March 31, 2012. The decrease in income before income taxes was primarily due to the operating loss of $0.8 million from the operating results of the ten retail shoe stores of Shoon during the three months ended March 31, 2013, as a result of the acquisition of Shoon in May 2012. This operating loss was offset by an increase in income from operations in our auction and liquidation segment as a result of the revenues we earned during the three months ended March 31, 2013 from our participation in the joint venture involving the liquidation of inventory for the going-out-of-business sale of 568 stores of the women’s clothing retailer Fashion Bug in the United States.

Provision For Income Taxes. Provision for income taxes was $0.8 million during the three months ended March 31, 2013 compared to $0.7 million during the three months ended March 31, 2012. The effective income tax rate was 45.4% during the three months ended March 31, 2013 compared to an effective income tax rate of 39.8% during the three months ended March 31, 2012. The increase in the effective income tax rate in 2013 was primarily due higher tax rates on income generated in the United States and the recording of a lower foreign tax benefit from the loss generated by the operation of the Shoon retail shoe stores in the United Kingdom.

Net Income Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interests represents the proportionate share of net income (loss) generated by Shoon and Great American Global Partners, LLC that we do not own. During the three months ended March 31, 2013, the net loss attributable to noncontrolling interests was $0.4 million.

Net Income Attributable to the Company. Net income attributable to the Company for the three months ended March 31, 2013 increased to $1.3 million from $1.1 million during the three months ended March 31, 2012. The increase in net income during the three months ended March 31, 2013 as compared to the same period in 2012 was primarily due an increase in revenues and operating income we earned in our auction and liquidation segment during 2013 from our participation in the joint venture that liquidated Fashion Bug, a 568 women’s clothing store chain, offset by the operating loss from the results of operation of the ten Shoon retail stores in the United Kingdom as described above.

Liquidity and Capital Resources

Our operations have been funded through a combination of existing cash on hand, operating profits generated from operations, borrowings under our revolving credit facility and special purposes financing arrangements. During the three months ended March 31, 2013 and year ended December 31, 2012, we generated net income of $1.3 million and $3.5 million, respectively. Our cash flows and profitability are impacted by the number and size of retail liquidation engagements performed on a quarterly and annual basis. Our cash flow from operations is also impacted by the interest expense and debt service requirements on the $52.2 million of subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders. On July 31, 2013, principal payments totaling $1.7 million are payable to the Phantom Equityholders in accordance with the terms of the subordinated, unsecured promissory notes. We generated cash from operations during the three months ended March 31, 2013 of $7.3 million and we generated cash from operations of $3.7 million during the year ended December 31, 2012.

As of March 31, 2013, we had $31.1 million of unrestricted cash, $0.2 million of restricted cash, and $1.9 million of borrowings outstanding on our revolving credit facility and no borrowings outstanding under the asset based credit facility. We believe that our current cash and cash equivalents, funds available under our asset based credit facility and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and service interest and principal payments due on our long term debt.

Cash Flow Summary

	Three Months Ended March 31,
	2013	2012

Net cash provided by (used in):
Operating activities	$7,650	$7,508
Investing activities	7,642	(401)
Financing activities	(2,366)	(1,479)
Effect of foreign currency on cash	(554)	144
Net increase in cash and cash equivalents	$12,372	$5,772

Cash provided by operating activities was $7.7 million for the three months ended March 31, 2013, an increase of $0.2 million from $7.5 million for the three months ended March 31, 2012. Net cash provided by investing activities was $7.7 million for the three months ended March 31, 2013 compared to cash used in investing activities of $0.4 million during the three months ended March 31, 2012. Net cash provided by investing activities during the three months ended March 31, 2013 was primarily comprised of (a) $7.7 million decrease in restricted cash of which $6.7 million related to cash returned to the Company in the first quarter of 2013 that was originally issued in September 2012 to collateralize letters of credit for a retail liquidation engagement, (b) $0.2 million of cash collected from the note receivable – related party, offset by $0.2 million of cash used to purchase property and equipment. Cash used in financing activities was $2.4 million for the three months ended March 31, 2013 compared to cash used in financing activities of $1.5 million during the three ended March 31, 2012. Cash used in financing activities in 2013 consisted of (a) $1.2 million of principal payments on our notes payable; (b) $0.6 million of repayments on the accounts receivable revolving line of credit; and (c) $0.6 million of distributions to noncontrolling interests.

Credit Agreements

From time to time, we utilize our asset based credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. We are permitted to borrow up to $100.0 million under the credit facility; however, borrowings under the credit facility are only made at the discretion of the lender. The base rate for the credit facility is the greater of (i) the Wells Fargo prime rate, (ii) LIBOR plus 1.00% and (iii) the Federal Funds Effective Rate plus 0.50%. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. We typically seek borrowings on an engagement-by- engagement basis. The credit facility expires in July 2013; however, borrowings under the credit facility are generally required to be repaid within 180 days. At March 31, 2013 and December 31, 2012, there was no outstanding balance under the credit facility for borrowings. At December 31, 2012, there were outstanding letters of credit under the credit facility for a retail liquidation engagement in the amount of $6.7 million. The letters of credit were returned to us during the three months ended March 31, 2013 and there were no remaining outstanding letters of credit under the credit facility at March 31, 2103.

On May 29, 2008, Great American Group Energy Equipment, LLC (“GAGEE”) entered into a credit agreement to finance the purchase of oil rigs and other equipment related to the oil exploration business to be sold at auction or liquidation. Under the original credit agreement, the principal amount of the loan was $12.0 million and borrowings bear interest at a rate of 20% per annum. The loan is collateralized by the oil rigs and other equipment related to the oil exploration business that was purchased with the proceeds from the loan. GAGEE is required to make principal and interest payments from proceeds from the sale of the oil rigs and other equipment related to the oil exploration business. GAGEE is a special purpose entity created to purchase the oil rigs and other equipment related to the oil exploration business, whose assets consist only of the oil rigs and other equipment related to the oil exploration business in question and whose liabilities are limited to the lenders’ note and certain operational expenses related to this transaction. Under the Third Amendment to the Credit Agreement dated March 19, 2012, the maturity date of the note payable was extended to December 31, 2012 with an interest rate of 0% through maturity. GAGEE entered into a Fourth Amendment to the Credit Agreement effective December 31, 2012 which extended the maturity date of the note payable to December 31, 2013 and the interest rate remained at 0% through maturity. The Third and Fourth Amendment to the Credit Agreement also provided for the lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable. During the year ended December 31, 2012, one oil rig with a net book value of $1.8 million at December 31, 2011 was sold for cash and $1.7 million of the proceeds from the sale was used to pay the Lenders to reduce the note payable balance. During the quarter ended March 31, 2013, $1.1 million of lease payments collected from the lease of four oil rigs was used to reduce the outstanding note payable balance to $8.4 million at March 31, 2013 from $9.5 million at December 31, 2012. GAG, LLC guaranteed GAGEE’s liabilities to the lenders up to a maximum of $1.2 million. GAG, LLC made a payment of $1.2 million on October 9, 2009 in full satisfaction of its guaranty under the credit agreement, which reduced the principal amount of borrowings and interest due under the credit agreement. The credit agreement does not provide for other recourse against us, GAG, LLC or any of our other subsidiaries.

Accounts Receivable Line of Credit

On May 17, 2011, one of our majority owned subsidiaries entered into an Accounts Receivable Line of Credit with a finance company. The Accounts Receivable Line of Credit is collateralized by the accounts receivable of our majority owned subsidiary and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Accounts Receivable Line of Credit, with maximum borrowings not to exceed $2.0 million. The interest rate under the Accounts Receivable Line of Credit is the prime rate plus 2%, payable monthly in arrears. The Accounts Receivable Line of Credit was amended effective February 3, 2012 and the maximum borrowings allowed increased from $2.0 million to $3.0 million. The maturity date of the Accounts Receivable Line of Credit is February 3, 2014 and the maturity date may be extended for successive periods equal to one year, unless our majority owned subsidiary gives the finance company written notice of its intent to terminate the Accounts Receivable Line of Credit at least thirty days prior to the maturity date. The finance company has the right to terminate the Accounts Receivable Line of Credit at its sole discretion upon giving sixty days’ prior written notice. GAG, LLC entered into a limited continuing guaranty of our majority owned subsidiary’s obligations under the Accounts Receivable Line of Credit. Borrowings outstanding under the Accounts Receivable Line of Credit were $1.7 million and $2.3 million at March 31, 2013 and December 31, 2012, respectively.

Promissory Notes

In connection with the Acquisition, we issued certain subordinated unsecured promissory notes to the Great American Members and the Phantom Equityholders. In 2010 we amended an aggregate of $52.4 million of the $55.6 million principal amount then outstanding of the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, which reduced the interest rate on these notes from 12.0% per annum to 3.75% per annum. In addition, the maturity date for $47.0 million of the $55.6 million principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members was extended to July 31, 2018, subject to annual prepayments based upon our cash flow, provided that we are not obligated to make such prepayments if our minimum adjusted cash balance is below $20.0 million.  Each prepayment, if any, is due within 30 days of the filing of our Annual Report on Form 10-K, beginning with the Form 10-K for the fiscal year ended December 31, 2010. There were no prepayments due on the notes payable under this prepayment provision on April 30, 2013, April 30, 2012 and April 30, 2011. In addition, we entered into individual waivers for an aggregate of $51.3 million of the $55.3 million principal amount then outstanding, whereby the noteholders permitted us to defer the payment of interest payments due on each of October 31, 2010, January 31, 2011, and April 30, 2011 until July 31, 2011. Effective July 31, 2011, we entered into further individual amendments with the Great American Members that increased the principal amount of the promissory notes from $47.0 million to $48.8 million, for the $1.8 million of accrued interest that was due on July 31, 2011. The addition to the principal amount accrues interest at the note rate of 3.75% and continues to be subject to annual prepayments based upon our cash flow and the maintenance of a minimum adjusted cash balance as provided in the notes prior to the capitalization of the accrued interest. On July 26, 2011 and August 3, 2011, we received waivers from certain of the Phantom Equityholders that permitted us to extend the payment date for $1.4 million of the $1.7 million of principal amount originally due and payable on July 31, 2011 until the fourth quarter of 2011. Of the $1.4 million principal amount originally due on July 31, 2011, $0.6 million of principal amount was paid to two of the Phantom Equityholders on October 1, 2011, $0.3 million of principal amount was paid to one of the Phantom Equityholders on October 15, 2011, and $0.5 million of principal amount was paid to the remaining two Phantom Equityholders on November 4, 2011.

As of March 31, 2013 and December 31, 2012, there was $48.8 million in aggregate principal amount outstanding owed to the Great American Members, all of which accrues interest at 3.75%. As of March 31, 2013 and December 31, 2012, there was $3.4 million in aggregate principal amount outstanding payable to the Phantom Equityholders. Of this amount, $2.1 million accrues interest at 3.75% and $1.3 million accrues interest at 12.0%.

Off Balance Sheet Arrangements

On July 8, 2010, the Company loaned $3.2 million to GARE for the purposes of investing in GAHA Fund II, LLC, a newly formed joint venture which is 50% owned by GARE. GAHA Fund II, LLC is a special purpose entity created to purchase non-performing distressed real estate loans at a discount to par from a financial institution and market the loans and real estate to third parties. The note receivable bears interest at a rate of 15% per annum and all unpaid principal and interest was originally due on July 8, 2011. In July 2011, the maturity date of the loan was extended and the interest rate was reduced to 8% per annum.  On December 29, 2011, additional funds in the amount of $0.6 million were loaned to GARE and the note receivable was amended to increase the outstanding balance to $3.8 million and extend the maturity date to July 31, 2012. On February 20, 2013, the third amendment to the note receivable extended the maturity date to December 31, 2013. During the three months ended March 31, 2013, the Company received principal payments on the note receivable totaling $0.2 million. During the year ended December 31, 2012, the Company received principal payment on the note receivable totaling $3.2 million and recorded an impairment charge of $0.1 million to write down the note receivable to its estimated net realizable value at December 31, 2012. There was no interest income recorded on the note receivable during the three months ended March 31, 2013. Interest income was $0.2 million for the year ended December 31, 2012. The note receivable in the amount of $0.4 million and $0.6 million is included in note-receivable – related party as of March 31, 2013 and December 31, 2012, respectively. The Company is no longer accruing interest on the note receivable at March 31, 2013 since the recovery amount is not expected to be greater than the $0.4 million remaining principal balance as of March 31, 2013.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of our fiscal quarter ended March 31, 2013. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on Effectiveness of Controls

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

Although we were profitable during the three months ended March 31, 2013 and years ended December 31, 2012 and 2011, we incurred a net loss from operations during year ended December 31, 2010. Our operations in 2010 were negatively impacted by fewer retail liquidation engagements during the year as economic conditions for retailers and credit markets improved. Revenues in our auction and liquidation segment were $48.2 million during the year ended December 31, 2012 as compared to $40.8 million during the year ended December 31, 2011 and $21.0 million during the years ended December 31, 2010. Our profitability in each reporting period is impacted by the number and size of retail liquidation engagements we perform on a quarterly or annual basis. It is possible that we will experience losses with respect to our current operations as we continue to expand our operations. In addition, we expect that our operating expenses will increase to the extent that we grow our business. We may not be able to generate sufficient revenues to maintain profitability.

Our substantial level of indebtedness may make it difficult for us to satisfy our debt obligations and may adversely affect our ability to obtain financing for working capital, capitalize on business opportunities or respond to adverse changes in our industry.

In connection with the consummation of the Acquisition on July 31, 2009, we issued subordinated unsecured promissory notes in the principal amount of $55.6 million payable to the Great American Members and the Phantom Equityholders, which includes our President and Chief Executive Officer who own or control, in the aggregate, 10,560,000 shares of our common stock or 35.2% of our outstanding common stock as of March 31, 2013. As of March 31, 2013, an aggregate principal amount of $52.2 million remains outstanding on the promissory notes. We have entered into amendments and waivers with the Great American Members and certain of the Phantom Equityholders that reduce the interest rate of the notes, defer interest payments and, with respect to the Great American Members, extend the maturity date of the notes and increase the principal amount payable by the amount of accrued but unpaid interest under the notes. As of March 31, 2013, an aggregate principal amount of $48.8 million remains in notes outstanding to the Great American Members. These notes have an interest rate of 3.75% and a maturity date of July 31, 2018 (subject to annual principal payments based upon our cash flow, with certain limitations). As of March 31, 2013, there is an aggregate principal amount of $3.4 million in notes outstanding payable to the Phantom Equityholders. Of this amount, $2.1 million have an interest rate of 3.75% and $1.3 million have an interest rate of 12.0%.

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

Our executive officers, directors and their affiliates own or control, in the aggregate, approximately 37.9% of our outstanding common stock as of March 31, 2013. In particular, our President and Chief Executive Officer own or control, in the aggregate, 10,560,000 shares of our common stock or 35.2% of our outstanding common stock as of March 31, 2013. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Our 2013 Annual Meeting of Stockholders will be held at our corporate offices located at 21860 Burbank Blvd., Suite 300 South, Woodland Hills, CA 91367, on June 19, 2013, at 1:00 p.m. local time. Proposals for stockholders intended for inclusion in our proxy statement for consideration at our 2013 Annual Meeting of Stockholders are required to be delivered to us no later than May 16, 2013, which is the date that the Company anticipates beginning to print and send applicable proxy materials. For all other proposals by stockholders to be timely, a stockholder’s notice must be delivered to or mailed and received by our Secretary at our principal executive offices no later May 25, 2013.

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

Great American Group, Inc.

Date: May 14, 2013	By:	/s/ PHILLIP J. AHN
Name: Phillip J. Ahn
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

