Form 10-Q
period 2013-06-30
Great American Group, Inc.
filed 2013-08-14
CIK 1464790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 9, 2013, there were 30,002,975 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

1

Great American Group, Inc.

Quarterly Report on Form 10-Q

For The Quarter Ended June 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,597	$18,721
Restricted cash	1,225	7,923
Accounts receivable, net	9,015	16,591
Advances against customer contracts	283	2,441
Inventory	1,968	2,216
Goods held for sale or auction	11,553	10,196
Note receivable - related party	377	611
Deferred income taxes	4,095	4,114
Prepaid expenses and other current assets	1,572	1,145
Total current assets	50,685	63,958
Property and equipment, net	1,335	970
Goodwill	5,688	5,688
Other intangible assets, net	140	140
Deferred income taxes	9,484	9,484
Other assets	406	343
Total assets	$67,738	$80,583
Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$8,715	$16,886
Auction and liquidation proceeds payable	15	864
Due to related party	46	—
Mandatorily redeemable noncontrolling interests	2,650	2,856
Revolving credit facility	1,516	2,304
Current portion of long-term debt	1,724	1,724
Notes payable	7,697	9,628
Current portion of capital lease obligation	—	13
Total current liabilities	22,363	34,275
Long-term debt, net of current portion	50,483	50,483
Total liabilities	72,846	84,758
Commitments and contingencies
Great American Group, Inc. stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 135,000,000 shares authorized; 30,002,975 issued and
outstanding as of June 30, 2013 and December 31, 2012, respectively	4	4
Additional paid-in capital	3,082	3,082
Retained earnings (deficit)	(7,911)	(7,669)
Accumulated other comprehensive loss	(746)	(520)
Total Great American Group, Inc. stockholders' equity (deficit)	(5,571)	(5,103)
Noncontrolling interests	463	928
Total equity (deficit)	(5,108)	(4,175)
Total liabilities and equity (deficit)	$67,738	$80,583

          The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues:
Services and fees	$12,223	$13,298	$30,860	$30,198
Sale of goods	3,016	6,353	5,333	8,773
Total revenues	15,239	19,651	36,193	38,971
Operating expenses:
Direct cost of services	5,635	5,001	11,787	11,253
Cost of goods sold	1,513	4,128	3,033	6,277
Selling, general and administrative expenses	10,026	9,758	20,963	18,277
Total operating expenses	17,174	18,887	35,783	35,807
Operating income (loss)	(1,935)	764	410	3,164
Other income (expense):
Interest income	5	77	7	156
Loss from equity investment in
Great American Real Estate, LLC	(15)	(40)	(15)	(120)
Gain from bargain purchase	—	1,366	—	1,366
Interest expense	(637)	(646)	(1,271)	(1,273)
Income (loss) before income taxes	(2,582)	1,521	(869)	3,293
Benefit (provision) for income taxes	987	(57)	209	(762)
Net income (loss)	(1,595)	1,464	(660)	2,531
Net income (loss) attributable to noncontrolling interests	(64)	845	(418)	845
Net income (loss) attributable to Great
American Group, Inc.	$(1,531)	$619	$(242)	$1,686

Basic income per share	$(0.05)	$0.02	$(0.01)	$0.06
Diluted income per share	$(0.05)	$0.02	$(0.01)	$0.06

Weighted average basic shares outstanding	28,682,975	28,682,975	28,682,975	28,682,292
Weighted average diluted shares outstanding	28,682,975	29,599,424	28,682,975	29,598,741

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss)	$(1,595)	$1,464	$(660)	$2,531
Other comprehensive income (loss):
Foreign currency translation adjustments	129	52	(226)	263
Other comprehensive income (loss), net of tax	129	52	(226)	263
Total comprehensive income (loss)	(1,466)	1,516	(886)	2,794
Comprehensive income (loss) attributable to
noncontrolling interests	(64)	845	(418)	845
Comprehensive income (loss) attributable to Great
American Group, Inc.	$(1,402)	$2,361	$(468)	$3,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity (Deficit)

(Unaudited)

(Dollars in thousands)

							Accumulated
					Additional	Retained	Other		Total
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Interests	(Deficit)

Balance, January 1, 2012	—	$—	31,001,609	$4	$3,177	$(11,190)	$(247)	$—	$(8,256)
Net income for the six months ended
June 30, 2012						1,686		845	2,531
Foreign currency translation adjustment							263		263
Formation of noncontrolling interests								78	78
Cancellation of founders contingent
shares held in escrow			(1,000,000)						-
Purchase of noncontrolling interest in
subsidiary					(95)				(95)
Changes in noncontrolling interests								4	4
Adjustment from restricted stock awards			1,366						-
Balance, June 30, 2012	—	$—	30,002,975	$4	$3,082	$(9,504)	$16	$927	$(5,475)

Balance, January 1, 2013	—	$—	30,002,975	$4	$3,082	$(7,669)	$(520)	$928	$(4,175)
Net loss for the six months ended
June 30, 2013						(242)		(418)	(660)
Foreign currency translation adjustment							(226)		(226)
Changes in noncontrolling interests								(47)	(47)
Balance, June 30, 2013	—	$—	30,002,975	$4	$3,082	$(7,911)	$(746)	$463	$(5,108)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(660)	$2,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,397	410
Provision for credit losses	13	–
Impairment of goods held for sale or auction	28	122
Effect of foreign currency on operations	(172)	405
Non-cash interest	–	(3)
Loss from equity investment in Great American Real Estate, LLC	15	120
Gain from bargain purchase	–	(1,366)
Loss on disposal of fixed assets	–	2
Deferred income taxes	39	154
Income allocated to mandatorily redeemable noncontrolling interests	1,036	993
Change in operating assets and liabilities:
Accounts receivable and advances against customer contracts	7,396	2,025
Due from related party	46	–
Inventory	99	1,421
Goods held for sale or auction	(537)	2,431
Loan receivable	–	7,527
Prepaid expenses and other assets	16	(207)
Accounts payable and accrued expenses	(7,801)	(3,233)
Auction and liquidation proceeds payable	(849)	607
Net cash provided by operating activities	66	13,939
Cash flows from investing activities:
Acquisition of business	–	(1,246)
Purchase of noncontrolling interest in subsidiary	–	(95)
Purchases of property and equipment	(706)	(297)
Decrease in note receivable - related party	234	94
Equity investment in Great American Real Estate, LLC	(15)	(120)
Decrease (increase) in restricted cash	6,698	(100)
Net cash provided by (used in) investing activities	6,211	(1,764)
Cash flows from financing activities:
Repayments of capital lease obligations	(13)	(14)
(Repayment) proceeds from revolving line of credit	(788)	102
Repayments of notes payable	(1,931)	(1,978)
Proceeds from formation of noncontrolling interest	–	78
Distribution to noncontrolling interests	(1,242)	(1,824)
Net cash used in financing activities	(3,974)	(3,636)
Increase in cash and cash equivalents	2,303	8,539
Effect of foreign currency on cash	(427)	(138)
Net increase in cash and cash equivalents	1,876	8,401
Cash and cash equivalents, beginning of period	18,721	15,034
Cash and cash equivalents, end of period	$20,597	$23,435
Supplemental disclosures:
Interest paid	$1,152	$1,275
Taxes paid	$175	$278

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of Great American Group, Inc. and its wholly-owned and majority-owned subsidiaries. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 29, 2013. The results of operations for the six months ended June 30, 2013, are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

(b)	Revenue Recognition

Revenues are recognized in accordance with the accounting guidance when persuasive evidence of an arrangement exists, the related services have been provided, the fee is fixed or determinable, and collection is reasonably assured.

Revenues in the Valuation and Appraisal segment are primarily comprised of fees for valuation and appraisal services. Revenues are recognized upon the delivery of the completed services to the related customers and collection of the fee is reasonably assured. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs which totaled $823 and $681 for the three months ended June 30, 2013 and 2012, respectively, and $1,391 and $1,297 for the six months ended June 30, 2013 and 2012, respectively.

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

 Commission and fees earned on the sale of goods at auction and liquidation sales are recognized when evidence of an arrangement exists, the sales price has been determined, title has passed to the buyer and the buyer has assumed the risks of ownership and collection is reasonably assured. The commission and fees earned for these services are included in revenues in the accompanying condensed consolidated statement of operations. Under these types of arrangements, revenues also include contractual reimbursable costs which totaled $1,087 and $1,654 for the three months ended June 30, 2013 and 2012, respectively, and $2,605 and $2,475 for the six months ended June 30, 2013 and 2012, respectively.

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

In the normal course of business, the Company will enter into collaborative arrangements with other merchandise liquidators to collaboratively execute auction and liquidation contracts. The Company’s collaborative arrangements specifically include contractual agreements with other liquidation agents in which the Company and such other liquidation agents actively participate in the performance of the liquidation services and are exposed to the risks and rewards of the liquidation engagement. The Company’s participation in collaborative arrangements including its rights and obligations under each collaborative arrangement can vary. Revenues from collaborative arrangements are recorded net based on the proceeds received from the liquidation engagement. Amounts paid to participants in the collaborative arrangements are reported separately as direct costs of revenues. Revenue from collaborative arrangements in which the Company is not the majority participant is recorded net based on the Company’s share of proceeds received. There were no revenues and $29 of direct cost of services subject to collaborative arrangements during the three months ended June 30, 2013 and $8,092 of revenues and $1,027 of direct cost of services subject to collaborative arrangements during the six months ended June 30, 2013. There were $777 of revenues and $662 of direct cost of services subject to collaborative arrangements during the three months ended June 30, 2012 and $1,520 of revenues and $982 of direct cost of services subject to collaborative arrangements during the six months ended June 30, 2012.

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

Revenues from one liquidation service contract represented 22.3% of total revenues during the six months ended June 30, 2013. Revenues from financing activities in the United Kingdom from one loan represented 17.7% and 10.7% of total revenues during the three and six months ended June 30, 2012, respectively. Revenues from one real estate services contract represented 5.3% of total revenues during the six months ended June 30, 2012. Revenues in the Valuation and Appraisal segment and the Auction and Liquidation segment are primarily generated in the United States and United Kingdom, see Note 14.

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

The Company maintains deposits in accounts under the control of a financial institution as collateral for letters of credit relating to liquidation engagements. As of June 30, 2013, restricted cash included $905 of cash collateral for letters of credit and $320 of cash collected from leasing the oil rigs that collateralize the related note payable, which has an outstanding principal amount of $7,698 as of June 30, 2013. As of December 31, 2012, restricted cash included $6,667 of cash collateral for letters of credit and $1,256 of cash collected from leasing the oil rigs that collateralize the related note payable, which had an outstanding principal amount of $9,513 as of December 31, 2012.

(h)	Accounts Receivable

Accounts receivable represents amounts due from the Company’s auction and liquidation and valuation and appraisal customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. Bad debt expense was $13 for the three and six months ended June 30, 2013. There was no bad debt expense during the three and six months ended June 30, 2012.

(i)	Advances Against Customer Contracts

Advances against customer contracts represent advances of contractually reimbursable expenses incurred prior to, and during the term of the auction and liquidation services contract. These advances are charged to expense in the period that revenue is recognized under the contract.

(j)	Inventory

Merchandise inventories are stated at the lower of average cost or market. The Company identifies potentially excess and slow-moving inventories and shrinkage by evaluating turn rates, inventory levels, historical results of inventory counts and other factors at its retail and warehouse locations. At June 30, 2013 and December 31, 2012, the Company had a lower of cost or market reserves for excess and slow-moving inventories and shrinkage of $46 and $26, respectively.

(k)	Goods Held for Sale or Auction

Goods held for sale or auction are stated at the lower of cost, determined by the specific-identification method, or market.

(l)	Loan Receivable

During the six months ended June 30, 2012, the loan receivable acquired from an investment bank at a discount from face value that provided financing to a retail company with operations in the United Kingdom decreased from $8,306 at December 31, 2011 to $779 at June 30, 2012. Income is recognized using the effective interest method and the discount is amortized to income over the stated term of the loan receivable. Financing revenues earned using the effective interest method of $3,576 and $4,254 during the three and six months ended June 30, 2012, respectively. The financing revenues included interest income of $331 and $552 and amortization of the discount over the stated term of the loan receivable of $3,245 and $3,702 during the three and six months ended June 30, 2012, respectively. There were no financing revenues earned during the three and six months ended June 30, 2013. The revenues from financing activities are included in revenues from services and fees in the auction and liquidation segment in the condensed consolidated statement of operations.

(m)	Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation and amortization expense was $161 and $161 for the three months ended June 30, 2013 and 2012, respectively, and $322 and $315 for the six months ended June 30, 2013 and 2012, respectively.

(n)	Fair Value Measurements

The Company records mandatorily redeemable noncontrolling interests that were issued after November 5, 2003 at fair value with fair value determined in accordance with the Accounting Standards Codification (“ASC”). The following table below presents information about the Company’s mandatorily redeemable noncontrolling interests that are measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 which are categorized using the three levels of fair value hierarchy. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following tables present information on the liabilities measured and recorded at fair value on a recurring basis as of June 30, 2013 and December 31, 2012.

	Financial Assets Measured at Fair Value on a
	Recurring Basis at June 30, 2013, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	June 30,	identical assets	inputs	inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Mandatorily redeemable
noncontrolling interests issued
after November 5, 2003	$2,120	$-	$-	$2,120
Total liabilities measured at fair value	$2,120	$-	$-	$2,120

	Financial Assets Measured at Fair Value on a
	Recurring Basis at December 31, 2012, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Mandatorily redeemable
noncontrolling interests issued
after November 5, 2003	$2,246	$-	$-	$2,246
Total liabilities measured at fair value	$2,246	$-	$-	$2,246

The Company determined the fair value of mandatorily redeemable noncontrolling interests described above based on the issuance of similar interests for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports and internal valuation models. The amount reported at fair value at June 30, 2013 and December 31, 2012 also includes the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis. There was no change in the fair value measurement of the noncontrolling interests during the six months ended June 30, 2013. The decrease in the mandatorily redeemable noncontrolling interests of $126 during the six months ended June 30, 2013 presented in the table above reflects the change in undistributed earnings attributable to the noncontrolling interest during such period. At June 30, 2013, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country's currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using year-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders' equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Foreign currency transaction losses were $86 and $323 during the three months ended June 30, 2013 and 2012, respectively, and $395 and $14 during the six months ended June 30, 2013 and 2012, respectively. These amounts are included in selling, general and administrative expenses in our consolidated statements of operations.

(p)	Fiduciary Funds

The accompanying condensed consolidated balance sheets do not include fiduciary funds, which are held by the Company on behalf of clients in connection with the administration of loans in the performance of capital advisory services. There were no funds held by the Company on behalf of clients at June 30, 2013 and December 31, 2012.

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

NOTE 3— ACCOUNTS RECEIVABLE

The components of accounts receivable, net, include the following:

	June 30,	December 31,
	2013	2012

Accounts receivable	$8,394	$16,350
Unbilled receivables	992	612
Total accounts receivable	9,386	16,962
Allowance for doubtful accounts	(371)	(371)
Accounts receivable, net	$9,015	$16,591

Additions and changes to the allowance for doubtful accounts consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Balance, beginning of period	$371	$424	$371	$424
Add: Additions to reserve	13	-	13	-
Less: Write-offs	(13)	-	(13)	-
Less: Recoveries	-	-	-	-
Balance, end of period	$371	$424	$371	$424

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

At June 30, 2013, accounts receivable in the amount of $3,022 were collateralized by the accounts receivable revolving line of credit more fully described in Note 6.

NOTE 4— GOODS HELD FOR SALE OR AUCTION

	June 30,	December 31,
	2013	2012

Machinery and equipment	$4,801	$257
Leased equipment	6,032	9,219
Aircraft parts and other	720	720
Total	$11,553	$10,196

Goods held for sale or auction includes machinery and equipment, leased equipment with a carrying value of $7,110 and $9,381 net of accumulated depreciation of $1,078 and $162 as of June 30, 2013 and December 31, 2012, respectively, and aircraft parts and other. Machinery and equipment is primarily comprised of an oil rig with a carrying value of $2,708 and other machinery and equipment with a carrying value of $2,093 as of June 30, 2013. The leased equipment consists of oil rigs at June 30, 2013 pursuant to a lease that was executed during the fourth quarter of 2012. The oil rigs are depreciated over the lease term with a residual value equal to the purchase option as defined in the lease. Aircraft parts and other is primarily comprised of aircraft parts with a carrying value of $720 which includes a lower of cost or market adjustment of $702 as of June 30, 2013 and December 31, 2012. The total amount recorded by the Company for a lower-of-cost or market adjustment for goods held for sale or auction was $6 and $101 during the three months ended June 30, 2013 and 2012, respectively, and $28 and $122 during the six months ended June 30, 2013 and 2012, respectively. Depreciation expense on the leased equipment was $532 and $48 during the three months ended June 30, 2013 and 2012, respectively, and $1,075 and $95 during the six months ended June 30, 2013 and 2012, respectively.

Machinery and equipment with a carrying value of $2,708 and leased equipment with a carrying value of $6,032 serve as collateral for the $7,698 note payable as of June 30, 2013 as more fully described in Note 8.

NOTE 5— GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $5,688 is comprised of $1,975 of goodwill in the Auction and Liquidation segment and $3,713 of goodwill in the Valuation and Appraisal segment at June 30, 2013. There have been no changes to the carrying amount of goodwill since December 31, 2007.

Other intangible assets with finite lives include customer relationships which are being amortized over their estimated useful lives of 6 years. Other intangible assets include customer relationships of $970 and accumulated amortization of $970 and trademarks of $140 which have been identified as an indefinite lived intangible asset that is not being amortized at June 30, 2013 and December 31, 2012. There was no amortization expense for six months ended June 30, 2013 and 2012.

NOTE 6— CREDIT FACILITIES

On July 15, 2013, the Company entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”) with Wells Fargo Bank, National Association that amended and restated that certain First Amended and Restated Credit Agreement dated as of December 31, 2010. The maximum revolving loan amount under the asset based credit facility remains at $100,000, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect), and the maturity date has been extended from July 16, 2013 to July 15, 2018. The asset based credit facility can be used for borrowings and letter of credit obligations up to the aggregate amount of $100,000, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect). The interest rate for each revolving credit advance under the Credit Agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The restated Credit Agreement removed the Company’s United Kingdom subsidiary as a party to such agreement and the concept of borrowings thereunder for certain transaction in the United Kingdom. The Company anticipates entering into a separate credit agreement (a “UK Credit Agreement”) with an affiliate of Wells Fargo Bank, National Association which is anticipated to be cross collateralized and integrated in certain respects with the Credit Agreement.

Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The credit facility also provides for success fees in the amount of 5% to 20% of the net profits, if any, earned on the liquidation engagement funded under the Credit Agreement as set forth therein. Interest expense totaled $67 (including amortization of deferred loan fees of $67) and $49 (including amortization of deferred loan fees of $49) for the three months ended June 30, 2013 and 2012, respectively, and $152 (including amortization of deferred loan fees of $136) and $117 (including amortization of deferred loan fees of $117) for the six months ended June 30, 2013 and 2012, respectively. The Company had outstanding letters of credit in the amount of $905 and no outstanding balance for cash borrowings under this credit facility at June 30, 2013.

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

On May 17, 2011, Great American Group Advisory & Valuation Services, LLC (“GAAV”), one of our majority-owned subsidiaries, entered into a Loan and Security Agreement (Accounts Receivable Line of Credit) (the “Line of Credit”) with BFI Business Finance (“BFI”). The Line of Credit is collateralized by the accounts receivable of GAAV and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Line of Credit, with maximum borrowings not to exceed $2,000. The interest rate under the Line of Credit is the prime rate plus 2%, payable monthly in arrears. The Line of Credit was amended effective February 3, 2012 and the maximum borrowings allowed was increased from $2,000 to $3,000. The maturity date of the Line of Credit is February 3, 2014 and the maturity date may be extended for successive periods equal to one year, unless GAAV gives BFI written notice of its intent to terminate the Line of Credit at least thirty days prior to the maturity date of the Line of Credit. BFI has the right to terminate the Line of Credit at its sole discretion upon giving sixty days’ prior written notice to GAAV. In connection with the Line of Credit, GAG, LLC entered into a limited continuing guaranty of GAAV’s obligations under the Line of Credit. The outstanding balance under the Line of Credit was $1,516 at June 30, 2013 and $2,304 at December 31, 2012. Interest expense totaled $27 and $32 for the three months ended June 30, 2013 and 2012, respectively, and $65 and $70 for the six months ended June 30, 2013 and 2012, respectively.

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

$60,000 Notes Payable

On July 31, 2009, the members of GAG, LLC (the “Great American Members”) contributed all of their membership interests of GAG, LLC to the Company (the “Contribution”) in exchange for 10,560,000 shares of common stock of the Company and a subordinated unsecured promissory note in an initial principal amount of $60,000 issued in favor of the Great American Members and the phantom equityholders of GAG, LLC (the “Phantom Equityholders”). In connection with the closing of the Acquisition, an initial principal payment of $4,383 was made, thereby reducing the principal amount of the note to $55,617. On August 28, 2009, the note was replaced with separate subordinated unsecured promissory notes (collectively, the “Notes”) issued in favor of each of the Great American Members and Phantom Equityholders. Prior to the Amendments described below, all Notes were payable in five equal annual principal payments in the aggregate amount of $11,123 due on the anniversary date of the Notes beginning on July 31, 2010 through July 31, 2014 with interest payable quarterly in arrears beginning October 31, 2009 at 12% per annum. On May 4, 2010, the Company entered into individual amendments (each, an Amendment and collectively, the “Amendments”) to an aggregate of $52,419 of the $55,617 principal amount outstanding of the subordinated unsecured promissory notes, which reduced the interest rate on the amended notes from 12.0% per annum to 3.75% per annum. The interest rate reduction was effective retroactive to February 1, 2010. In addition, the maturity date for $46,996 of the $55,617 principal amount outstanding of the subordinated, unsecured promissory notes was extended to July 31, 2018, subject to annual prepayments based upon the Company’s cash flow subject to certain limitations, as provided in the amendment to the notes payable, including, without limitation, the Company’s maintenance of a minimum adjusted cash balance of $20,000. Each prepayment, if any, is due within 30 days of the filing of the Company’s Annual Report on Form 10-K, beginning with the Form 10-K for the fiscal year ending December 31, 2010. There were no prepayments due on the notes payable under this prepayment provision on April 30, 2013, 2012 and 2011. The remaining notes with $8,621 principal amount outstanding continue to be payable in five equal annual principal payments as described above.

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

At June 30, 2013, the maturity date for $48,759 of principal amount payable to the two former Great American Members is July 31, 2018, subject to annual prepayments based on the Company’s cash flows and other limitations described above. The remaining $3,448 of principal amount payable to the Phantom Equityholders outstanding as of June 30, 2013 was due in two equal annual installments of $1,724 on July 31, 2013 and 2014, of which $1,724 was paid on July 31, 2013.

Interest expense was $514 and $546 for the three months ended June 30, 2013 and 2012, respectively, and $1,023 and $1,084 for the six months ended June 30, 2013 and 2012, respectively. In accordance with the Amendments to the notes payable, the current portion of the amended notes payable in the amount of $1,724 and the long-term portion of the amended notes payable in the amount of $50,483 has been recorded in the accompanying condensed consolidated balance sheets as of June 30, 2013. Accrued interest payable on the notes payable was $345 as of June 30, 2013 and $344 as of December 31, 2012, and is included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

NOTE 8— NOTES PAYABLE

On May 29, 2008, Great American Group Energy Equipment, LLC (“GAGEE), a wholly-owned subsidiary of the Company, entered into a credit agreement with Garrison Special Opportunities Fund LP and Gage Investment Group LLC (collectively, the “Lenders”) to finance the purchase of certain machinery and equipment to be sold at auction or liquidation. The principal amount of the loan was $12,000 and borrowings bore interest at a rate of 20% per annum. The loan is collateralized by the machinery and equipment which were purchased with the proceeds from the loan. GAGEE was required to make principal and interest payments from proceeds from the sale of the machinery and equipment. GAGEE is a special purpose entity created to purchase the machinery and equipment, whose assets consist only of the machinery and equipment in question and whose liabilities are limited to the Lenders’ note and certain operational expenses related to this transaction. GAG, LLC guaranteed GAGEE’s liabilities to the Lenders up to a maximum of $1,200. The original maturity date of the loan was May 29, 2009; however, GAGEE exercised its right to extend the maturity date for 120 days until September 26, 2009. On September 26, 2009, the note payable became due and payable.

On October 8, 2009, GAGEE and GAG, LLC entered into a Forbearance Agreement effective as of September 27, 2009 (the “Forbearance Agreement”) with the Lenders and Garrison Loan Agency Services LLC (the “Administrative Agent”), relating to the credit agreement, by and among GAGEE, as borrower, GAG, LLC, as guarantor, the Lenders and the Administrative Agent. Pursuant to the terms of the Forbearance Agreement, the Lenders agreed to forbear from exercising any of the remedies available to them under the credit agreement and the related security agreement until November 17, 2009, unless a forbearance default occurs, as specified in the Forbearance Agreement. Also, pursuant to the terms of the Forbearance Agreement, GAGEE agreed to hold an auction of the assets collateralizing GAGEE obligations under the credit agreement on or before November 3, 2009 and to use the sale proceeds to repay its obligations under the credit agreement. On November 3, 2009, the Company held an auction of the assets collateralizing GAGEE’s obligation. The sale of the assets at auction was subject to meeting the reserve prices and approval by the Lenders, and the auction did not result in the sale of any of the assets. In connection with the execution of the Forbearance Agreement, GAG, LLC made a payment of $1,200 on October 9, 2009, in full satisfaction of its guaranty under the credit agreement which reduced the principal amount of borrowings and interest due under the credit agreement.

On December 31, 2009, GAGEE entered into an amendment to credit agreement (the “First Amendment To Credit Agreement”) dated as of December 18, 2009 with Garrison Special Opportunities Fund LP and the Administrative Agent, whereby the Lender agreed to forebear from exercising any of the remedies available to them under the Forbearance Agreement and the related Security Agreement and to extend the maturity date of the Forbearance Agreement until November 18, 2010, unless a forbearance default occurs, as specified in the Amended Credit Agreement. Pursuant to the terms of the First Amendment To Credit Agreement and Second Amendment To Credit Agreement (collectively, the Amended Credit Agreement”), the interest rate was reduced from 20% to 0% and the Lender agreed to reimburse GAGEE for certain expenses from proceeds of the sale assets that collateralize the Amended Credit Agreement. The Forbearance Agreement expired on November 18, 2010. GAGEE entered into a second amendment to the credit agreement on May 9, 2011, which extended the maturity date of the note payable to November 19, 2011 with an interest rate of 0% through maturity (the “Second Amendment to the Credit Agreement”). The Second Amendment to the Credit Agreement also provided for the lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable. As a result of the delay in entering into the Second Amendment to the Credit Agreement, interest in the amount of $309 was accrued from the date of the expiration of the First Amendment to the Credit Agreement on November 18, 2010 to December 31, 2010 at an interest rate of 22% (the default rate). This accrued interest of $309 was reversed in the first quarter of 2011, as the Second Amendment to the Credit Agreement provides for 0% interest for that period, and reflected in the consolidated statement of operations as a reduction of interest expense. GAGEE entered into a Third Amendment to the Credit Agreement on March 19, 2012, which extended the maturity date of the note payable to December 31, 2012 with an interest rate of 0% through maturity. GAGEE entered into a Fourth Amendment to the Credit Agreement effective December 31, 2012 which extended the maturity date of the note payable to December 31, 2013 and the interest rate remained at 0% through maturity. The Third and Fourth Amendment to the Credit Agreement provide for the lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable. GAGEE has no assets other than those collateralizing the loan which is comprised of machinery and equipment with a carrying value of $2,708 and leased equipment with a carrying value of $6,032 that is included in goods held for sale or auction in the accompanying balance at June 30, 2013. GAG, LLC has satisfied its obligation to pay the $1,200 guarantee and the credit agreement does not provide for other recourse against GAG, LLC.

At June 30, 2013 and December 31, 2012, the note payable balance was $7,698 and $9,513, respectively. There was no interest expense in connection with this note payable during the six months ended June 30, 2013 and year ended December 31, 2012.

On July 31, 2012, the Company borrowed $227 from a finance company to finance insurance premiums.  Interest on the loan was 6.6% and the loan required monthly installments of $23 until maturity on May 30, 2013.  Interest expense totaled $3 and $5 for the three and six months ended June 30, 2013, respectively. The outstanding balance on the note payable was $115 at December 31, 2012.

NOTE 9— INCOME TAXES

The Company’s provision (benefit) for income taxes consists of the following:

	Six Months Ended
	June 30,
	2013	2012
Current:
Federal	$-	$450
State	-	145
Foreign	(248)	13
Total current provision (benefit)	(248)	608

Deferred:
Federal	29	202
State	10	(48)
Foreign	-	-
Total deferred provision	39	154

Total provision (benefit) for income taxes	$(209)	$762

A reconciliation of the federal statutory rate of 34% for the six months ended June 30, 2013 and 2012 to the effective tax rate for income (loss) from operations before income taxes is as follows:

	Six Months Ended
	June 30,
	2013	2012

Provision (benefit) for income taxes at federal statutory rate	(34.0)%	34.0%
State income taxes, net of federal benefit	0.6	2.9
Foreign tax differential	9.2	(14.3)
Other	0.1	0.5
Effective income tax rate	(24.1)%	23.1%

Deferred income tax assets (liabilities) consisted of the following:

	June 30,	December 31,
	2013	2012
Deferred tax assets:
Allowance for doubtful accounts	$141	$141
Goods held for sale or auction	1,146	1,160
Deductible goodwill	535	553
Accrued liabilities	1,877	2,828
Deferred revenue	301	409
Mandatorily redeemable noncontrolling interests	727	736
Note payable to Phantom Equityholders	971	1,311
Other	70	69
Foreign tax and other credit carryforwards	636	618
Net operating loss carryforward	7,175	5,773
Total deferred tax assets	$13,579	$13,598

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

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. As of June 30, 2013 and December 31, 2012, the Company believes that it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2010 to 2012. For periods prior to the Acquisition, the Company operated as a limited liability company which was taxed as a partnership. The Company and its subsidiaries’ state tax returns are also open to audit under similar statutes of limitations for the calendar years ended December 31, 2009 to 2012. The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had no such accrued interest or penalties included in the accrued liabilities associated with unrecognized tax benefits as of the date of adoption.

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

Basic and diluted earnings (loss) per share was calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income (loss) attributable to Great American Group, Inc.	$(1,531)	$619	$(242)	$1,686

Weighted average shares outstanding:
Basic	28,682,975	28,682,975	28,682,975	28,682,292
Effect of dilutive potential common shares:
Contingently issuable shares	-	916,449	-	916,449
Diluted	28,682,975	29,599,424	28,682,975	29,598,741

Basic income (loss) per share	$(0.05)	$0.02	$(0.01)	$0.06
Diluted income (loss) per share	$(0.05)	$0.02	$(0.01)	$0.06

NOTE 11— COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject to certain legal and other claims that arise in the ordinary course of its business. The Company does not believe that the results of these claims are likely to have a material effect on its condensed consolidated financial position or results of operations.

NOTE 12— RELATED PARTY TRANSACTIONS

On July 8, 2010, the Company loaned $3,224 to Great American Real Estate, LLC (“GARE”) for the purposes of investing in GAHA Fund II, LLC, a newly formed joint venture which is 50% owned by GARE. GAHA Fund II, LLC is a special purpose entity created to purchase non-performing distressed real estate loans at a discount to par from a financial institution and market the loans and real estate to third parties. The note receivable bears interest at a rate of 15% per annum and all unpaid principal and interest was originally due on July 8, 2011. In July 2011, the maturity date of the loan was extended and the interest rate was reduced to 8% per annum.  On December 29, 2011, additional funds in the amount of $620 were loaned to GARE and the note receivable was amended to increase the outstanding balance to $3,844 and extend the maturity date to July 31, 2012. On February 20, 2013, the third amendment to the note receivable extended the maturity date to December 31, 2013. During the six months ended June 30, 2013, the Company received principal payments on the note receivable totaling $234. During the year ended December 31, 2012, the Company received principal payment on the note receivable totaling $3,164 and recorded an impairment charge of $69 to write down the note receivable to its estimated net realizable value at December 31, 2012. There was no interest income recorded on the note receivable during the six months ended June 30, 2013. The note receivable in the amount of $377 and $611 is included in note-receivable – related party as of June 30, 2013 and December 31, 2012, respectively.

In accordance with the accounting guidance for consolidation of variable interest entities, the Company has determined that the subordinated financing arrangements in the form of notes receivable described above with GARE changes the status of each of the entities to VIE. The Company, in determining whether or not it is the primary beneficiary of GARE, considered the disproportionate capital contributions that were made by the Company, the voting interests of the members of GARE and each member’s ability to direct the activities of GARE. The Company determined it is not the primary beneficiary of the VIE since decisions to direct the operations of GARE are done jointly by the members of GARE and the Company does not have a disproportionate voting interest which allows it to exercise any rights or powers that would enable the Company to direct the activities of GARE that most significantly impact GARE’s economic performance. The accompanying consolidated financial statements do not consolidate GARE. The loss from GARE is accounted for under the equity method of accounting and is included in other income (loss) in the amount of $15 and $40 for the three months ended June 30, 2013 and 2012, respectively, and $15 and $120 for the six months ended June 30, 2013 and 2012, respectively. At June 30, 2013, the maximum amount of loss exposure related to these VIE’s is equal to the carrying value of the respective notes receivable – related party described above.

At June 30, 2013, amounts due to related party of $46 represents amounts payable to CA Global Partners, LLC (“CA Global”). CA Global is one of the members of Great American Global Partners, LLC (“GA Global Ptrs”) which started operations in the first quarter ended March 31, 2013. The amount payable at June 30, 2013 is comprised of advances that were provided by CA Global in connection with certain auctions of wholesale and industrial machinery and equipment that they were managing on behalf of GA Global Ptrs.

NOTE 13— BUSINESS ACQUISITION

On May 4, 2012, the Company invested $65 for a 44.4% interest in the common stock of Shoon, a shoe retailer with operations in the United Kingdom. Shoon purchased the rights to operate the former Shoon internet business and retail stores that were in administration in the United Kingdom. As part of the investment, the Company also loaned Shoon approximately $1,300 that is collateralized by retail inventory. The loan bears interest at an annual rate of LIBOR plus 6.0%. Interest on the loan is payable monthly. The loan has a maturity date of May 3, 2014. The Company has the right to appoint a Chairman of Shoon. Together with the Company’s 44.4% investment in the common stock of Shoon and control of the majority of the board of directors, the Company has a controlling interest in Shoon. As such, the Company has consolidated the operations of Shoon and included the results of operations of Shoon from May 4, 2012, the date of investment, through June 30, 2013 in the Company’s condensed consolidated statements of operations.

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

The following financial statement amounts and balances of Shoon was included in the accompanying condensed consolidated financial statements in the UK retail stores segment as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and period from May 4, 2012, the date of investment, through June 30, 2012:

	As of	As of
	June 30, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$210	$1,128
Inventory	1,968	2,216
Property and equipment, net	371	146
Other assets	290	328
Total assets	$2,839	$3,818

Liabilities:
Accounts payable and accrued liabilities	$1,319	$1,291
Current portion long-term debt	608	646
Total current liabilities	1,927	1,937
Long-term debt, net of current portion	152	323
Total liabilities	2,079	2,260
Equity	760	1,558
Total liabilities and equity	$2,839	$3,818

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Revenues - Sale of goods	$2,903	$2,810	$5,184	$2,810
Cost of goods sold	(1,400)	(1,530)	(2,899)	(1,530)
Selling, general and administrative expenses	(1,559)	(1,070)	(3,174)	(1,070)
Operating income (loss)	(56)	210	(889)	210
Other expenses	(44)	(156)	(79)	(156)
Gain from bargain purchase	-	1,366	-	1,366
Income (loss) before (provision) benefit for income taxes	(100)	1,420	(968)	1,420
(Provision) benefit for income taxes	18	(13)	248	(13)
Net income (loss)	(82)	1,407	(720)	1,407
Net income (loss) attributable to noncontrolling interest	(76)	845	(459)	845
Net income (loss) attributable to Great American Group, Inc.	$(6)	$562	$(261)	$562

The disclosure of pro forma financial information for the three and six months ended June 30, 2012 has not been provided given the impracticality of obtaining the information since the former owners of Shoon were operating in administration in the United Kingdom.

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

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Auction and Liquidation reportable segment:
Revenues - Services and fees	$4,246	$6,732	$16,907	$17,472
Revenues - Sale of goods	113	3,543	149	5,963
Total revenues	4,359	10,275	17,056	23,435
Direct cost of services	(2,219)	(2,207)	(5,299)	(5,706)
Cost of goods sold	(113)	(2,598)	(134)	(4,747)
Selling, general, and administrative expenses	(2,792)	(4,201)	(6,886)	(7,978)
Depreciation and amortization	(45)	22	(90)	(94)
Segment income (loss)	(810)	1,291	4,647	4,910
Valuation and Appraisal reportable segment:
Revenues - Services and fees	7,977	6,566	13,953	12,726
Direct cost of services	(3,416)	(2,794)	(6,488)	(5,547)
Selling, general, and administrative expenses	(2,230)	(1,677)	(4,299)	(3,437)
Depreciation and amortization	(34)	(34)	(61)	(71)
Segment income	2,297	2,061	3,105	3,671
UK Retail Stores reportable segment:
Revenues - Sale of goods	2,903	2,810	5,184	2,810
Cost of goods sold	(1,400)	(1,530)	(2,899)	(1,530)
Selling, general, and administrative expenses	(1,538)	(1,066)	(3,138)	(1,066)
Depreciation and amortization	(21)	(4)	(36)	(4)
Segment income (loss)	(56)	210	(889)	210
Consolidated operating income from reportable
segments	1,431	3,562	6,863	8,791
Corporate and other expenses	(3,366)	(2,798)	(6,453)	(5,627)
Interest income	5	77	7	156
Loss from equity investment in Great American
Real Estate, LLC	(15)	(40)	(15)	(120)
Gain form bargain purchase	-	1,366	-	1,366
Interest expense	(637)	(646)	(1,271)	(1,273)
Income (loss) before income taxes	(2,582)	1,521	(869)	3,293
(Provision) benefit for income taxes	987	(57)	209	(762)
Net income (loss)	(1,595)	1,464	(660)	2,531
Net (income) loss attributable to noncontrolling interests	(64)	845	(418)	845
Net income (loss) attributable to Great American Group, Inc.	$(1,531)	$619	$(242)	$1,686

Capital expenditures:
Auction and Liquidation segment	$221	$268	$236	$297
Valuation and Appraisal segment	134	14	217	50
UK Retail Stores segment	124	-	253	-
Total	$479	$282	$706	$347

	As of	As of
	June 30,	December 31,
	2013	2012
Total assets:
Auction and Liquidation segment	$55,722	$66,600
Valuation and Appraisal segment	8,715	10,165
UK Retail Stores segment	3,301	3,818
Total	$67,738	$80,583

The following table presents revenues by geographical area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Revenues - Services and fees:
United States	$11,826	$9,492	$28,261	$21,507
Europe	397	3,806	2,599	8,691
Total Revenues - Services and fees	12,223	13,298	30,860	30,198

Revenues - Sale of goods
United States	113	3,545	149	5,699
Europe	2,903	2,808	5,184	3,074
Total Revenues - Sale of goods	3,016	6,353	5,333	8,773

Total Revenues:
United States	11,939	13,037	28,410	27,206
Europe	3,300	6,614	7,783	11,765
Total Revenues - Services and fees	$15,239	$19,651	$36,193	$38,971

The following tables presents long-lived assets and identifiable assets by geographical area:

	As of	As of
	June 30,	December 31,
	2013	2012
Long-lived Assets - Property and Equipment, net:
United States	$849	$689
Europe	486	281
Total Long-lived Assets	$1,335	$970

Identifiable Assets:
United States	$56,278	$62,223
Europe	11,460	18,360
Total Long-lived Assets	$67,738	$80,583

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

In May 2012, we invested $0.1 million for a 44.4% interest in the common stock of Shoon, a shoe retailer with operations in the United Kingdom. Shoon purchased the rights to operate the former Shoon internet business and retail stores that were in administration in the United Kingdom. As part of the investment, we loaned Shoon approximately $1.3 million that is collateralized by retail inventory. The loan has a maturity date of May 3, 2014 and bears interest at an annual rate of LIBOR plus 6.0%. Interest is payable monthly. We exercised our right to appoint a new Chairman of Shoon. Together with our 44.4% investment in the common stock of Shoon and our control of the majority of the board of directors, we have a controlling interest in Shoon. As such, we have consolidated the operations of Shoon and included their results of operations from May 4, 2012, the date of our investment, in our condensed consolidated statements of operations. During the six months ended June 30, 2013, Shoon generated revenues of $5.2 million and an operating loss of $0.9 million. During the period from May 4, 2012 through December 31, 2012, Shoon generated revenues of $10.2 million and operating income of $0.3 million. The fair value of assets acquired exceeded consideration paid by approximately $1.4 million and resulted in a bargain purchase gain during the second quarter of 2012.

In August 2012, we were engaged to participate in a joint venture involving the liquidation of inventory for the going-out-of-business sale of 568 stores of women’s clothing retailer Fashion Bug in the United States, a subsidiary of Ascena Retail Group, Inc (“Ascena”). The joint venture provided Fashion Bug with a minimum guarantee of amounts to be realized from the liquidation of inventory. In connection with our portion of the guarantee, we provided a letter of credit to Fashion Bug in the amount of $6.7 million. In January 2013, the liquidation sale of inventory was completed and the amounts realized from the liquidation of inventory exceeded the minimum guarantee. In March 2013, the letter of credit provided to Fashion Bug was returned to us. Revenues from services and fees as a result of our participation in the joint venture during the six months ended June 30, 2013 was $8.1 million or 22.3% of total revenues during the six months ended June 30, 2013.

Historically, revenues from our auction and liquidation segment have comprised a significant amount of our total revenues and operating profits. During the six months ended June 30, 2013 and 2012, revenues from our auction and liquidation segment were 47.1% and 60.1% of total revenues, respectively. Revenues we generate in the auction and liquidation segment vary significantly from quarter to quarter and have a significant impact on our operating results from period to period.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, allowance for doubtful accounts, goods held for sale or auction, goodwill and other intangible assets, share-based compensation and income taxes can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended June 30, 2013.

Results of Operations

The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Condensed Consolidated Statements of Operations

(Dollars in thousands)

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Amount	%	Amount	%
Revenues:
Services and fees	$12,223	80.2%	$13,298	67.7%
Sale of goods	3,016	19.8%	6,353	32.3%
Total revenues	15,239	100.0%	19,651	100.0%

Operating expenses:
Direct cost of services	5,635	37.0%	5,001	25.4%
Cost of goods sold	1,513	9.9%	4,128	21.0%
Selling, general and administrative expenses	10,026	65.8%	9,758	49.7%
Total operating expenses	17,174	112.7%	18,887	96.1%
Operating income (loss)	(1,935)	-12.7%	764	3.9%
Other income (expense):
Interest income	5	0.0%	77	0.4%
Loss from equity investment in Great
American Real Estate, LLC	(15)	-0.1%	(40)	-0.2%
Gain from bargain purchase	-	0.0%	1,366	7.0%
Interest expense	(637)	-4.1%	(646)	-3.3%
Income (loss) before income taxes	(2,582)	-16.9%	1,521	7.7%
Benefit (provision) for income taxes	987	6.4%	(57)	-0.3%
Net income (loss)	(1,595)	-10.5%	1,464	7.5%
Net income (loss) attributable to noncontrolling interests	(64)	-0.4%	845	4.3%
Net income (loss) attributable to Great American Group, Inc.	$(1,531)	-10.0%	$619	3.1%

Revenues. Total revenues decreased $4.4 million, or 22.5%, to $15.2 million during the three months ended June 30, 2013 from $19.7 million during the three months ended June 30, 2012. The decrease in revenues during the three months ended June 30, 2013 was primarily due to a decrease in revenues of $5.9 million in the auction and liquidation segment, offset by an increase in revenues of $1.4 million in the valuation and appraisal services segment and an increase in revenues of $0.1 million in the UK retail store segment. Revenues in the UK retail store segment during the three months ended June 30, 2013 include a full three months of revenues as compared to the 2012 quarter whereby revenues from the UK retail store segment only included revenues from May 4, 2012 (the date of acquisition of Shoon) through June 30, 2012.

In the auction and liquidation segment, the decrease in revenues of $5.9 million during the three months ended June 30, 2013 was primarily due to (a) a decrease in revenues of $3.5 million related to financing revenues earned from our loan receivable that was outstanding in 2012; (b) a decrease in fee revenues of $0.2 million earned on retail liquidations engagements in the United Kingdom; (c) a decrease in revenues from fees and the sales of goods of $2.0 million in our wholesale and industrial auction business; and (d) a decrease in revenues of $0.2 million from real estate consulting services from our GA Keen Realty Advisors division. The financing revenues earned in the second quarter of 2012 included interest income of $0.3 million and amortization of discount of $3.2 million from a loan receivable that was outstanding at December 31, 2011. There were no lending activities that generated financing revenues during the three months ended June 30, 2013. The decrease in revenues from our GA Keen Realty Advisors division in the second quarter of 2013 was primarily due to fewer real estate consulting engagements during the second quarter of 2013 as compared to the same period in 2012. The decrease in revenues in our wholesale and industrial auction business was primarily due to a decrease in revenues from the sale of goods where we held title to the goods in the second quarter of 2013 as compared to the same period in 2012. Revenues from retail liquidation engagements in the United States were flat at $0.9 million during three months ended June 30, 2013 and 2012.

The increase in revenues of $1.4 million in the valuation and appraisal services segment was primarily due to an increase in revenues related to appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors, an increase in revenues for appraisals for machinery and equipment, and an increase in appraisal revenues from the expansion of our appraisal operations in the United Kingdom as more fully described below.

Revenue and Gross Margin by Segment

(Dollars in thousands)

Auction and Liquidation Segment:

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Amount	%	Amount	%
Revenues:
Services and fees	$4,246	97.4%	$6,732	65.5%
Sale of goods	113	2.6%	3,543	34.5%
Total revenues	4,359	100.0%	10,275	100.0%
Direct cost of services	2,219	50.9%	2,207	21.5%
Cost of goods sold	113	2.6%	2,598	25.3%
Total operating expenses	2,332	53.5%	4,805	46.8%
Gross margin	$2,027	46.5%	$5,470	53.2%

Gross margin services and fees	47.7%		67.2%
Gross margin sales of goods	0.0%		26.7%

Revenues in the auction and liquidation segment decreased $5.9 million, to $4.4 million during the three months ended June 30, 2013 from $10.3 million during the three months ended June 30, 2012. Revenues from services and fees decreased to $4.2 million during the three months ended June 30, 2013, a decrease of $2.5 million, from $6.7 million during the three months ended June 30, 2012. The decrease in revenues from services and fees of $2.5 million was primarily due to (a) a decrease in revenues from lending activities of $3.5 million; (b) a decrease in service and fee revenues of $0.2 million earned on retail liquidation engagements in the United Kingdom; and (c) a decrease in revenues from services and fees of $0.2 million from real estate consulting services from our GA Keen Realty Advisors division; offset by an increase in services and fees earned of $1.4 million earned in our wholesale and industrial auction business. The revenues from lending activities during the three months ended June 30, 2012 included interest income of $0.3 million and amortization of discount of $3.2 million on a loan receivable. There were no lending activities that generated financing revenues during the three months ended June 30, 2013. The decrease in revenues from our GA Keen Realty Advisors division in 2013 was primarily due to fewer real estate consulting engagements during the second quarter of 2013 as compared to the same period in 2012. The increase in services and fees revenue in the wholesale and industrial auction business was primarily due to the increase in the mix of fee type engagements during the second quarter of 2013 as compared to the same period in 2012. Revenues from retail liquidation engagements in the United States were flat at $0.9 million during three months ended June 30, 2013 and 2012.

Revenues from gross sales of goods where we held title to the goods decreased to $0.1 million during the three months ended June 30, 2013 from $3.5 million during the three months ended June 30, 2012. The decrease in revenues from the sale of goods was primarily due to a decrease in the volume of goods sold where we hold title in the second quarter of 2013 as compared to the same period in 2012. Our auction of wholesale and industrial equipment during the three months ended June 30, 2013 was primarily comprised of engagements where we earn fees from buyer’s premiums as compared to the prior year when we had auction engagements where we acquired title to goods and we recognized revenues from the sale of goods at auction.

Gross margin in the auction and liquidation segment for services and fees decreased to 47.7% of revenues during the three months ended June 30, 2013, as compared to 67.2% of revenues during the three months ended June 30, 2012. The decrease in gross margin was primarily due to the impact of having no financing revenues from lending activities during the three months ended June 30, 2013 as compared to the $3.5 million of revenues from lending activities that was earned during the three months ended June 30, 2012. There were no corresponding direct costs of sales associated with the financing revenues that were earned from lending activities in 2012. Direct costs of sales were $2.2 million during each of the three month periods ended June 30, 2013 and 2012.

Gross margin from the sales of goods where we held title was 0.0% on the $0.1 million of sales of goods during the three months ended June 30, 2013 as compared to 26.7%, or $0.9 million, on the $3.5 million of sales of goods during the same quarter in the prior year. The decrease in sales of goods in the three months ended June 30, 2013 as compared to the same period in 2012 was primarily due to the mix of engagements in the wholesale and industrial division. The wholesale and industrial division operations had more fee type engagements where we earn fees from buyer’s premiums and fewer engagements where we acquired the title to goods that we sold at auction during the three months ended June 30, 2013. The gross margins from the sales of goods fluctuates widely from period to period based upon the volume and mix of goods that we take title to in our wholesale auction and liquidation business. These fluctuations make predictions regarding the expected trends in gross margin from the sales of goods inherently uncertain.

Valuation and Appraisal Segment:

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Amount	%	Amount	%

Revenues - Services and fees	$7,977	100.0%	$6,566	100.0%
Direct cost of services	3,416	42.8%	2,794	42.6%
Gross margin	$4,561	57.2%	$3,772	57.4%

Revenues in the valuation and appraisal segment increased $1.4 million, or 21.5%, to $8.0 million during the three months ended June 30, 2013 from $6.6 million during the three months ended June 30, 2012. The increase in revenues was primarily due to (a) an increase in revenues of $0.7 million related to appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors; (b) an increase in revenues of $0.4 million for appraisals for machinery and equipment; and (c) an increase in revenues of $0.3 million as a result of the expansion of the appraisal operations in the United Kingdom.

Gross margins in the valuation and appraisal segment decreased to 57.2% of revenues during the three months ended June 30, 2013 as compared to 57.4% of revenues during the three months ended June 30, 2012. Gross margins were unfavorably impacted by the increase in headcount that resulted in an increase in salaries, wages and benefits in the second quarter of 2013 as compared to the same period in 2012.

UK Retail Stores Segment:

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Amount	%	Amount	%
Revenues:
Sale of retail goods	$2,903	100.0%	$2,810	100.0%
Cost of goods sold	1,400	48.2%	1,530	54.4%
Gross margin	$1,503	51.8%	$1,280	45.6%

Revenues and cost of goods sold in the UK retail stores segment are from the operation of ten retail stores and internet operations of Shoon in the United Kingdom. The operations of the UK retail stores segment include three months of sales of retail goods and cost of goods sold during the three months ended June 30, 2013 and the comparable period in 2012 only includes sales of retail goods and cost of goods sold from the date of our acquisition of Shoon on May 4, 2012 through June 30, 2012. The gross margin was 51.8% for the three months ended June 30, 2013, an increase from the 45.6% gross margin for the period from May 4, 2012 (date of acquisition) through June 30, 2012. The increase in gross margin during the three months ended June 30, 2013 was primarily due to an increase in average selling prices as the result of less discounting of out-of-season inventory during the three months ended June 30, 2013 as compared to the same period in 2012.

Operating Expenses

Direct Costs of Services. Total direct costs of services increased $0.6 million, or 12.7%, to $5.6 million during the three months ended June 30, 2013 from $5.0 million during the three months ended June 30, 2012. The increase was comprised of an increase in direct cost of services in the valuation and appraisal services segment of $0.6 million. Direct costs of services in the valuation and appraisal services segment increased $0.6 million, or 22.3%, to $3.4 million during the three months ended June 30, 2013 from $2.8 million during the three months ended June 30, 2012. The increase was primarily due to an increase in headcount that resulted in an increase in salaries, wages and benefits in the second quarter of 2013 as compared to the same period in 2012. Direct costs of services in the auction and liquidation segment were $2.2 million during each of the three month periods ended June 30, 2013 and 2012.

Cost of Goods Sold. Cost of goods sold decreased $2.6 million to $1.5 million during the three months ended June 30, 2013 from $4.1 million during the three months ended June 30, 2012. Cost of goods sold in the auction and liquidation segment was $0.1 million during the three months ended June 30, 2013 as compared to $3.5 million during the three months ended June 30, 2012. The decrease in costs of goods sold in the auction and liquidation segment of $3.4 million was primarily due to a decrease in auction engagements where we acquired title to goods during the second quarter of 2013. Most of the wholesale and industrial action engagements during the three months ended June 30, 2013 were comprised of engagements where we earn fees from buyer’s premiums. Cost of goods sold in the UK retail stores segment was $1.4 million during the three months ended June 30, 2013, a decrease of $0.1 million from the $1.5 million during the three months ended June 30, 2012. The gross margin increased to 51.8% of sales of retail goods in the second quarter of 2013 as compared to 45.6% of sales of retail goods in the comparable period in 2012. The improvement is gross margins in 2013 was the result of less discounting of out-of-season inventory as compared to the same period in 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended June 30, 2013 and 2012 were comprised of the following:

Selling, General and Administrative Expenses by Segment

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012		Change
	Amount	%	Amount	%	Amount	%

Auction and liquidation	$2,837	28.3%	$4,179	42.8%	$(1,342)	-32.1%
Valuation and appraisal	2,264	22.6%	1,711	17.5%	553	32.3%
UK retail stores	1,559	15.5%	1,070	11.0%	489	45.7%
Corporate and other	3,366	33.6%	2,798	28.7%	568	20.3%
Total selling, general & administrative expenses	$10,026	100.0%	$9,758	100.0%	$268	2.7%

Total selling, general and administrative expenses increased $0.3 million, or 2.7%, to $10.0 million during the three months ended June 30, 2013 from $9.7 million for the three months ended June 30, 2012. The increase was primarily due to (a) an increase in selling, general and administrative expenses of $0.5 million in the valuation and appraisal segment; (b) an increase in selling, general and administrative expenses of $0.5 million in the UK retail store segment; and (c) an increase in selling, general and administrative expenses of $0.6 million in corporate and other; offset by a decrease in selling and administrative expenses of $1.3 million in the auction and liquidation segment.

Selling, general and administrative expenses in the auction and liquidation segment decreased $1.3 million, or 32.1%, to $2.8 million during the three months ended June 30, 2013 from $4.1 million for the three months ended June 30, 2012. The decrease was primarily due to (a) a decrease in payroll and related expenses of $0.7 million that primarily related to profit sharing bonuses that were accrued in the second quarter of 2012 for our retail liquidation operations in the United Kingdom and GA Keen Realty Advisors division; (b) a decrease in operating expense of $0.2 million in our wholesale and industrial auction business; (c) a decrease in other operating expenses of $0.2 million in the auction and liquidation segment; and (d) a decrease in unrealized foreign currency transaction losses of $0.2 million from our retail liquidation operations in the United Kingdom. During the three months ended June 30, 2013 unrealized foreign currency transaction losses from our retail liquidation operations in the United Kingdom decreased to $0.1 million from $0.3 million during the three months ended June 30, 2012.

Selling, general and administrative expenses in the valuation and appraisal services segment increased $0.6 million, or 32.3%, to $2.3 million during the three months ended June 30, 2013 from $1.7 million for the three months ended June 30, 2012. The increase was primarily due to an increase in headcount in administrative functions in the valuation and appraisal segment and the expansion of the appraisal operations in the United Kingdom. Selling, general and administrative expenses for the UK retail store segment was $1.6 million during the three months ended June 30, 2013 compared to $1.1 million during the three months ended June 30, 2012. During the three months ended June 30, 2013, selling general and administrative expenses in the UK retail store segment included three months of operating expenses and the comparable period in 2012 only included operating expenses of Shoon from May 4, 2012 (the date of acquisition) through June 30, 2012. Selling, general and administrative expenses for corporate and other increased $0.6 million, or 20.3%, to $3.4 million during the three months ended June 30, 2013 from $2.8 million for the three months ended June 30, 2012. The increase was primarily due to an increase in payroll and related expenses for contractually required severance costs related to the departure of our former chief financial officer in April 2013.

Other Income (Expense). Other expense was less than $0.1 million during the three month periods ended June 30, 2013 compared to $1.4 million during the three months ended June 30, 2012. During the three months ended June 30, 2012, other income included $1.4 million of gain from bargain purchase as a result of the Shoon acquisition on May 4, 2012, where the net assets acquired exceeded the consideration paid.

Interest Expense. Interest expense was $0.6 million during each of the three month periods ended June 30, 2013 and 2012. Interest expense during each of the three month periods ended June 30, 2013 and 2012 included $0.5 million of interest expense on the $52.2 million of notes payable to the Great American Members and Phantom Equityholders outstanding as of June 30, 2013 and $0.1 million of interest expense incurred on borrowings under our revolving credit facility of which $1.5 million was outstanding at June 30, 2013 and letter of credit fees and amortization of deferred loan fees on our $100 million asset based credit facility.

Income (Loss) Before Income Taxes. Loss before income taxes was $2.6 million during the three months ended June 30, 2013 compared to income before income taxes of $1.5 million during the three months ended June 30, 2012. The decrease in income before income taxes was primarily due a decrease in operating income of $2.7 million and a decrease in other income of $1.4 million during the three months ended June 30, 2013 as compared to the same period in 2012. The decrease in operating income during the three months ended June 30, 2013 was primarily due to (a) a decrease in operating income of $2.1 million in the auction and liquidation segment; (b) a decrease in operating income of $0.3 million in the UK retail stores segment; and (c) an increase in corporate and other expenses of $0.6 million; offset by an increase in income of $0.2 million in the valuation and appraisal segment. The decrease in other income was due to the gain from bargain purchase recognized in the second quarter of 2012 as a result of the acquisition of Shoon on May 4, 2012, where the net assets acquired exceeded the consideration paid by $1.4 million.

Benefit (Provision) For Income Taxes. Benefit for income taxes was $1.0 million during the three months ended June 30, 2013 compared to a provision for income taxes of $0.1 million during the three months ended June 30, 2012. The effective income tax rate was a benefit of 38.2% during the three months ended June 30, 2013 compared to an effective income tax rate of 3.7% during the three months ended June 30, 2012.

Net Income (Loss) Attributable to Noncontrolling Interest. Net loss attributable to noncontrolling interests was $0.1 million during the three months ended June 30, 2013 as compared to net income attributable to noncontrolling interests of $0.8 million during the three months ended June 30, 2012. The net income (loss) attributable to noncontrolling interests represents the proportionate share of net income (loss) generated by Shoon and Great American Global Partners, LLC that we do not own.

Net Income (Loss) Attributable to the Company. Net loss attributable to the Company for the three months ended June 30, 2013 was $1.5 million compared to net income attributable to the Company of $0.6 million during the three months ended June 30, 2012. The decrease in net income attributable to the Company during the three months ended June 30, 2013 as compared to the same period in 2012 was primarily due a decrease in revenues and operating income earned in our auction and liquidation segment during the three months ended June 30, 2013 and an increase in corporate and other expenses as discussed above.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Condensed Consolidated Statements of Operations

(Dollars in thousands)

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Amount	%	Amount	%
Revenues:
Services and fees	$30,860	85.3%	$30,198	77.5%
Sale of goods	5,333	14.7%	8,773	22.5%
Total revenues	36,193	100.0%	38,971	100.0%

Operating expenses:
Direct cost of services	11,787	32.6%	11,253	28.9%
Cost of goods sold	3,033	8.4%	6,277	16.1%
Selling, general and administrative expenses	20,963	57.9%	18,277	46.9%
Total operating expenses	35,783	98.9%	35,807	91.9%
Operating income	410	1.1%	3,164	8.1%
Other income (expense):
Interest income	7	0.0%	156	0.4%
Loss from equity investment in Great
American Real Estate, LLC	(15)	-0.1%	(120)	-0.3%
Gain from bargain purchase	-	0.0%	1,366	3.5%
Interest expense	(1,271)	-3.4%	(1,273)	-3.3%
Income (loss) before income taxes	(869)	-2.4%	3,293	8.4%
Benefit (provision) for income taxes	209	0.6%	(762)	-2.0%
Net income (loss)	(660)	-1.8%	2,531	6.5%
Net income (loss) attributable to noncontrolling interests	(418)	-1.1%	845	2.2%
Net income (loss) attributable to Great American Group, Inc.	$(242)	-0.7%	$1,686	4.3%

Revenues. Total revenues decreased $2.8 million, or 7.1%, to $36.2 million during the six months ended June 30, 2013 from $39.0 million during the six months ended June 30, 2012. The decrease in revenues during the six months ended June 30, 2013 was primarily due to a decrease in revenues of $6.4 million in the auction and liquidation segment, offset by an increase in revenues of $1.2 million in the valuation and appraisal services segment and an increase in revenues of $2.4 million in the UK retail stores segment. Revenues in the UK retail stores segment during the six months ended June 30, 2013 include a full six months of revenues as compared to the same period in 2012 where revenues from the UK retail stores segment only included revenues from May 4, 2012 (the date of acquisition of Shoon) through June 30, 2012.

In the auction and liquidation segment, the decrease in revenues of $6.4 million during the six months ended June 30, 2013 was primarily due to (a) a decrease in revenues of $4.1 million in our wholesale and industrial auction business and (b) a decrease in revenues of $2.9 million related to real estate consulting services from our GA Keen Realty Advisors division; offset by an increase in revenues of $0.3 million from retail liquidation engagements and $0.3 million from lending activities related to the operations of our GA Capital division. The decrease in revenues from our wholesale industrial and auction business was primarily due to a decrease in revenues from the sale of goods where we held title to the goods. The decrease in revenues from our GA Keen Realty Advisors division was primarily due to fewer real estate consulting engagements during the six months ended June 30, 2013 as compared to the same period in 2012. The increase in revenues of $0.3 million from retail liquidation engagements during the six months ended June 30, 2013 included an increase in revenues of $7.3 million for retail liquidation engagements in the United States offset by a decrease in revenues of $7.0 million for retail liquidation engagements in the United Kingdom. Revenues from retail liquidation engagements in the United States during the six months ended June 30, 2013 included revenues of $8.1 million due to our participation in the joint venture involving the liquidation of inventory for the going-out-of-business sale of 568 stores of women’s clothing retailer Fashion Bug in the United States. Revenues in the auction and liquidation segment in the United Kingdom during the six months ended June 30, 2012 included financing revenues from lending activities in the amount of $4.3 million from a loan receivable that was outstanding at December 31, 2011. The increase in revenues from lending activities related to our GA Capital division was primarily due to an increase in fees earned during the six months ended June 30, 2013 as compared to the same period in 2012.

The increase in revenues of $1.3 million in the valuation and appraisal services segment was primarily due to an increase in revenues related to appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors, an increase in revenues for appraisals for machinery and equipment, and an increase in appraisal revenues from the expansion of our appraisal operations in the United Kingdom as more fully described below.

Revenue and Gross Margin by Segment

(Dollars in thousands)

Auction and Liquidation Segment:

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Amount	%	Amount	%
Revenues:
Services and fees	$16,907	99.1%	$17,472	74.6%
Sale of goods	149	0.9%	5,963	25.4%
Total revenues	17,056	100.0%	23,435	100.0%
Direct cost of services	5,299	31.1%	5,706	24.3%
Cost of goods sold	134	0.8%	4,747	20.3%
Total operating expenses	5,433	31.9%	10,453	44.6%
Gross margin	$11,623	68.1%	$12,982	55.4%

Gross margin services and fees	68.7%		67.3%
Gross margin sales of goods	10.1%		20.4%

Revenues in the auction and liquidation segment decreased $6.4 million, to $17.0 million during the six months ended June 30, 2013 from $23.4 million during the six months ended June 30, 2012. Revenues from services and fees decreased to $16.9 million during the six months ended June 30, 2013, a decrease of $0.6 million from $17.5 million during the six months ended June 30, 2012. The decrease in revenues from services and fees of $0.6 million was primarily due to a decrease in revenues of $2.9 million related to real estate consulting services from our GA Keen Realty Advisors division; offset by (a) an increase in revenues of $1.7 million in our wholesale and industrial auction business; (b) an increase in revenues of $0.3 million from retail liquidation engagements; and (c) an increase in revenues of $0.3 million from lending activities related to the operations of our GA Capital division. The decrease in revenues from our GA Keen Realty Advisors division was primarily due to fewer real estate consulting engagements during the six months of 2013 as compared to the same period in 2012. The increase in services and fees revenue in the wholesale and industrial auction business was primarily due to the increase in the mix of fee type engagements during the six months ended June 30, 2013 as compared to the same period in 2012. The increase in revenues of $0.3 million from retail liquidation engagements during the six months ended June 30, 2013 included an increase in revenues of $7.3 million for retail liquidation engagements in the United States offset by a decrease in revenues of $7.0 million for retail liquidation engagements in the United Kingdom. Revenues from retail liquidation engagements in the United States during the six months ended June 30, 2013 included revenues of $8.1 million due to our participation in the joint venture involving the liquidation of inventory for the going-out-of-business sale of 568 stores of women’s clothing retailer Fashion Bug in the United States. Revenues in the auction and liquidation segment in the United Kingdom during the six months ended June 30, 2012 included financing revenues from lending activities in the amount of $4.3 million from a loan receivable that was outstanding at December 31, 2011. There were no financing revenues from lending activities in the United Kingdom during the six months ended June 30, 2013. The increase in revenues from lending activities related to our GA Capital division was primarily due to an increase in fees earned during the six months ended June 30, 2013 as compared to the same period in 2012.

Revenues from gross sales of goods where we held title to the goods decreased to $0.1 million during the six months ended June 30, 2013 from $6.0 million during the six months ended June 30, 2012. The decrease in revenues from the sale of goods was primarily due to a decrease in the volume of goods sold where we hold title during the six months ended June 30, 2013 as compared to the same period in 2012. Our auction of wholesale and industrial equipment during the six months ended June 30, 2013 was primarily comprised of engagements where we earn fees from buyer’s premiums as compared to the prior year when we had a large number of auction engagements where we acquired title to goods and we recognized revenues from the sale of goods at auction.

Gross margin in the auction and liquidation segment for services and fees increased to 68.7% of revenues during the six months ended June 30, 2013, as compared to 67.3% of revenues during the six months ended June 30, 2012. The gross margin for the six months ended June 30, 2013 was favorably impacted by revenues earned from fees from our participation in the joint venture involving the liquidation of inventory for the going-out-of-business sale of 568 stores of the women’s clothing retailer Fashion Bug in the United States. The liquidation of Fashion Bug required the joint venture to provide a minimum recovery value of inventory to be realized from the liquidation engagement. Historically, we earn higher margins on these types of engagements where we provide a minimum recovery value for goods sold as compared to fee and commission engagements.

Gross margin from the sales of goods where we held title was 10.1% during the six months ended June 30, 2013 as compared to 20.4% during the six months ended June 30, 2012. The decrease in our gross margin during the six months ended June 30, 2013 as compared to the same period in 2012 was primarily due to a decrease in the volume of sales of goods which decreased by $5.8 million during the six months ended June 30, 2013 as our wholesale and industrial division operations had fewer engagements where we acquired the title to goods that we sold at auction. The gross margins from the sales of goods fluctuates widely from period to period based upon the volume and mix of goods that we take title to in our wholesale auction and liquidation business. These fluctuations make predictions regarding the expected trends in gross margin from the sales of goods inherently uncertain.

Valuation and Appraisal Segment:

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Amount	%	Amount	%

Revenues - Services and fees	$13,953	100.0%	$12,726	100.0%
Direct cost of services	6,488	46.5%	5,547	43.6%
Gross margin	$7,465	53.5%	$7,179	56.4%

Revenues in the valuation and appraisal segment increased $1.3 million, or 9.6%, to $14.0 million during the six months ended June 30, 2013 from $12.7 million during the six months ended June 30, 2012. The increase in revenues was primarily due to an increase in revenues of $0.5 million related to appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors, an increase in revenues of $0.4 million related to appraisals for machinery and equipment, and an increase in appraisal revenues of $0.4 million from the expansion of our appraisal operations in the United Kingdom.

Gross margins in the valuation and appraisal segment decreased to 53.5% of revenues during the six months ended June 30, 2013 as compared to 56.4% of revenues during the six months ended June 30, 2012. Gross margins were unfavorably impacted by the increase in headcount that resulted in an increase in salaries, wages and benefits in 2013 as compared to the same period in 2012.

UK Retail Stores Segment:

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Amount	%	Amount	%
Revenues:
Sale of retail goods	$5,184	100.0%	$2,810	100.0%
Cost of goods sold	2,899	55.9%	1,530	54.4%
Gross margin	$2,285	44.1%	$1,280	45.6%

Sale of retail goods and cost of goods sold in the UK retail stores segment are from the operation of ten retail stores and internet operations of Shoon in the United Kingdom. The operations of the UK retail stores segment include six months of sales of retail goods and cost of goods sold during the six months ended June 30, 2013 and the comparable period in 2012 only includes sales of retail goods and cost of goods sold from the date of our acquisition of Shoon on May 4, 2012 through June 30, 2012. The gross margin was 44.1% for the six months ended June 30, 2013, a decrease from the 45.6% gross margin for the period from May 4, 2012 (the date of acquisition of Shoon) through June 30, 2012. The decrease in gross margin during the six months ended June 30, 2013 was primarily due to a decrease in average selling prices from the discounting of out-of-season inventory during the first quarter of 2013 after the holiday shopping season.

Operating Expenses

Direct Costs of Services. Total direct costs of services increased $0.5 million, or 4.7%, to $11.8 million during the six months ended June 30, 2013 from $11.3 million during the six months ended June 30, 2012. The increase was comprised of an increase in direct cost of services in the valuation and appraisal services segment of $0.9 million, offset by a decrease in direct cost of services in the auction and liquidation segment of $0.4 million. The increase in direct costs of services in the valuation and appraisal services segment was primarily due to an increase in headcount that resulted in an increase in salaries, wages and benefits during the six months ended June 30, 2013 as compared to the same period in 2012. The decrease in direct cost of sales in the auction and liquidation segment was primarily due to a decrease in the number of fee and commission type retail liquidation engagements during the six months ended June 30, 2013 where we contractually bill fees, commissions and reimbursable expenses as compared to the same period in 2012.

Cost of Goods Sold. Cost of goods sold decreased $3.3 million to $3.0 million during the six months ended June 30, 2013 from $6.3 million during the six months ended June 30, 2012. The decrease in cost of goods sold was primarily due to a decrease in cost of goods sold of $4.7 million in the auction and liquidation segment, offset by an increase in cost of goods sold of $1.4 million in the UK retail stores segment. The decrease in cost of goods sold in the auction and liquidation segment of $4.7 million was primarily due to a decrease in auction engagements where we acquired title to goods during the six months ended June 30, 2013. Most of the wholesale and industrial action engagements during the six months ended June 30, 2013 were comprised of engagements where we earn fees from buyer’s premiums. The increase in cost of goods sold in the UK retail stores segment was due to the fact that the UK retail stores segment included six months of sales of retail goods and cost of goods sold during the six months ended June 30, 2013 and the comparable period in 2012 only included sales of retail goods and cost of goods sold from May 4, 2012 (the date of our acquisition of Shoon) through June 30, 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the six months ended June 30, 2013 and 2012 were comprised of the following:

Selling, General and Administrative Expenses by Segment

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012		Change
	Amount	%	Amount	%	Amount	%

Auction and liquidation	$6,976	33.3%	$8,072	44.1%	$(1,096)	-13.6%
Valuation and appraisal	4,360	20.8%	3,508	19.2%	852	24.3%
UK retail stores	3,174	15.1%	1,070	5.9%	2,104	196.6%
Corporate and other	6,453	30.8%	5,627	30.8%	826	14.7%
Total selling, general & administrative expenses	$20,963	100.0%	$18,277	100.0%	$2,686	14.7%

Total selling, general and administrative expenses increased $2.7 million, or 14.7%, to $21.0 million during the six months ended June 30, 2013 from $18.3 million for the six months ended June 30, 2012. The increase was primarily due to (a) an increase in selling, general and administrative expenses of $0.9 million in the valuation and appraisal segment; (b) an increase in selling, general and administrative expenses of $2.1 million in the US Retail stores segment; and (c) an increase in selling, general and administrative expenses of $0.8 million in corporate and other; offset by a decrease in selling, general and administrative expenses of $1.1 million in auction and liquidation segment.

Selling, general and administrative expenses in the auction and liquidation segment decreased $1.1 million, or 13.6%, to $7.0 million during the six months ended June 30, 2013 from $8.1 million for the six months ended June 30, 2012. The decrease was primarily due to a decrease in payroll and related expenses of related to profit sharing bonuses that were accrued in 2012 for our retail liquidation operations in the United Kingdom and GA Keen Realty Advisors division.

Selling, general and administrative expenses in the valuation and appraisal services segment increased $0.9 million, or 24.3%, to $4.4 million during the six months ended June 30, 2013 from $3.5 million for the six months ended June 30, 2012. The increase was primarily due to an increase in headcount in administrative functions in the valuation and appraisal segment that resulted in an increase in payroll and related expenses of $0.3 million and an increase in operating expenses of $0.6 million from the expansion of our appraisal operation in the United Kingdom. Selling, general and administrative expenses for the UK retail store segment increased $2.1 million to $3.2 million during the six months ended June 30, 2013 from $1.1 million during the six months ended June 30, 2012. During the six months ended June 30, 2013, the operations of the UK retail store segment include six months of operating expenses and during the comparable period in 2012 only include operating expense from the date of our acquisition of Shoon on May 4, 2012 through June 30, 2012. Selling, general and administrative expenses for corporate and other increased $0.8 million, or 14.7%, to $6.4 million during the six months ended June 30, 2013 from $5.6 million for the six months ended June 30, 2012. The increase was primarily due to an increase in payroll and related expenses related to contractually required severance costs incurred in April 2013 as a result of the departure of our former chief financial officer.

Other Income (Expense). Other expense was less than $0.1 million during the six months ended June 30, 2013 compared to other income of $1.4 million during the six months ended June 30, 2012. During the six months ended June 30, 2012, other income included $1.4 million of gain from bargain purchase as a result of the Shoon acquisition on May 4, 2012, where the net assets acquired exceeded the consideration paid, interest income of $0.1 million, and a loss of $0.1 million from our equity investment in Great American Real Estate, LLC (“GARE”).

Interest Expense. Interest expense was $1.3 million during each of the six month periods ended June 30, 2013 and 2012. Interest expense during each of the six month periods ended June 30, 2013 and 2012 included $1.1 million of interest expense on the $52.2 million of notes payable to the Great American Members and Phantom Equityholders outstanding as of June 30, 2013 and $0.2 million of interest expense incurred on borrowings under our revolving credit facility of which $1.5 million was outstanding at June 30, 2013 and letter of credit fees and amortization of deferred loan fees on our $100 million asset based credit facility.

Income (Loss) Before Income Taxes. Loss before income taxes was $0.9 million during the six months ended June 30, 2013 compared to income before income taxes of $3.3 million during the six months ended June 30, 2012. The decrease in income before income taxes was primarily due to the operating loss of $0.8 million from the operating results of the ten retail shoe stores of Shoon during the six months ended June 30, 2013, as a result of the acquisition of Shoon in May 2012. This operating loss was offset by an increase in income from operations in our auction and liquidation segment as a result of the revenues we earned during the six months ended June 30, 2013 from our participation in the joint venture involving the liquidation of inventory for the going-out-of-business sale of 568 stores of the women’s clothing retailer Fashion Bug in the United States.

Benefit (Provision) For Income Taxes. Benefit for income taxes was $0.2 million during the six months ended June 30, 2013 compared to a provision for income taxes of $0.8 million during the six months ended June 30, 2012. The effective income tax rate was a benefit of 24.1% during the six months ended June 30, 2013 compared to an effective income tax rate of 23.1% during the six months ended June 30, 2012. The benefit for income taxes in 2013 is primarily related to the losses we incurred in the United Kingdom in our UK retail store segment.

Net Income (Loss) Attributable to Noncontrolling Interest. Net loss attributable to noncontrolling interests was $0.4 million during the six months ended June 30, 2013 as compared to net income attributable to noncontrolling interests of $0.8 million during the same period in 2012. Net income (loss) attributable to noncontrolling interests represents the proportionate share of net income (loss) generated by Shoon and Great American Global Partners, LLC that we do not own.

Net Income Attributable to the Company. Net loss attributable to the Company for the six months ended June 30, 2013 was $0.2 million compared to net income of $1.7 million during the six months ended June 30, 2012. The decrease in net income during the six months ended June 30, 2013 was primarily due to (a) a $1.9 million decrease in operating income earned in our three operating segments in 2013; (b) an increase corporate overhead of $0.8 million that primarily related to contractually required severance costs from the departure of our former chief financial officer in April 2013; (c) the impact of the benefit for income taxes in 2013 as compared to the provision for income taxes in 2012; and (d) the amount reported for the net income (loss) attributable to noncontrolling interests.

Liquidity and Capital Resources

Our operations have been funded through a combination of existing cash on hand, operating profits generated from operations, borrowings under our revolving credit facility and special purposes financing arrangements. During the six months ended June 30, 2013 we generated a net loss of $0.2 million and during the year ended December 31, 2012 we generated net income of $3.5 million. Our cash flows and profitability are impacted by the number and size of retail liquidation engagements performed on a quarterly and annual basis. Our cash flow from operations is also impacted by the interest expense and debt service requirements on the $52.2 million of subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders outstanding as of June 30, 2013. On July 31, 2013, principal payments totaling $1.7 million were paid to the Phantom Equityholders in accordance with the terms of the subordinated, unsecured promissory notes. We generated cash from operations during the six months ended June 30, 2013 of $0.1 million and we generated cash from operations of $3.7 million during the year ended December 31, 2012.

As of June 30, 2013, we had $20.6 million of unrestricted cash, $1.2 million of restricted cash, and $1.5 million of borrowings outstanding on our revolving credit facility and no borrowings outstanding under the asset based credit facility. We believe that our current cash and cash equivalents, funds available under our asset based credit facility and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and service interest and principal payments due on our long term debt.

Cash Flow Summary

	Six Months Ended June 30,
	2013	2012

Net cash provided by (used in):
Operating activities	$66	$13,939
Investing activities	6,211	(1,764)
Financing activities	(3,974)	(3,636)
Effect of foreign currency on cash	(427)	(138)
Net increase (decrease) in cash and cash equivalents	$1,876	$8,401

Cash provided by operating activities was $0.1 million for the six months ended June 30, 2013, a decrease of $13.8 million from $13.9 million for the six months ended June 30, 2012. Cash provided by operating activities in the six months ended June 30, 2012 included the collection of $2.5 of proceeds from the sale of certain machinery and equipment that was included in goods held for sale or auction and the collection of the loan receivable in the amount of $8.3 million that was outstanding at December 31, 2011. There were no similar sales or lending activities during the six months ended June 30, 2013. Net cash provided by investing activities was $6.2 million for the six months ended June 30, 2013 compared to cash used in investing activities of $1.8 million during the six months ended June 30, 2012. Net cash provided by investing activities during the six months ended June 30, 2013 was primarily comprised of (a) $6.7 million decrease in restricted cash returned to the Company in the first quarter of 2013 that was originally issued in September 2012 to collateralize letters of credit for a retail liquidation engagement, (b) $0.2 million of cash collected from the note receivable – related party, offset by $0.7 million of cash used to purchase property and equipment. Cash used in financing activities was $4.0 million for the six months ended June 30, 2013 compared to cash used in financing activities of $3.6 million during the six months ended June 30, 2012. Cash used in financing activities for the six months ended June 30, 2013 consisted of (a) $1.9 million of principal payments on our notes payable; (b) $0.8 million of repayments on the accounts receivable revolving line of credit; and (c) $1.2 million of distributions to noncontrolling interests.

Credit Agreements

From time to time, we utilize our asset based credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. Subject to certain limitations and offsets, we are permitted to borrow up to $100.0 million under the credit facility; however, borrowings under the credit facility are only made at the discretion of the lender. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. The credit facility also provides for success fees in the amount of 5% to 20% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related credit agreement. We typically seek borrowings on an engagement-by- engagement basis. Following our renewal of the credit facility on July 15, 2013, the credit facility expires in July 2018; however, borrowings under the credit facility are generally required to be repaid within 180 days. The credit agreement governing the credit facility contains certain covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. At June 30, 2013 and December 31, 2012, there was no outstanding balance under the credit facility for borrowings. At June 30, 2013 and December 31, 2012, there were outstanding letters of credit under the credit facility for a retail liquidation engagement in the amount of $0.9 million and $6.7 million, respectively. The letters of credit in the amount of $6.7 million that were outstanding at December 31, 2012 were returned to us during the three months ended March 31, 2013.

On May 29, 2008, Great American Group Energy Equipment, LLC (“GAGEE”) entered into a credit agreement to finance the purchase of oil rigs and other equipment related to the oil exploration business to be sold at auction or liquidation. Under the original credit agreement, the principal amount of the loan was $12.0 million and borrowings bear interest at a rate of 20% per annum. The loan is collateralized by the oil rigs and other equipment related to the oil exploration business that was purchased with the proceeds from the loan. GAGEE is required to make principal and interest payments from proceeds from the sale of the oil rigs and other equipment related to the oil exploration business. GAGEE is a special purpose entity created to purchase the oil rigs and other equipment related to the oil exploration business, whose assets consist only of the oil rigs and other equipment related to the oil exploration business in question and whose liabilities are limited to the lenders’ note and certain operational expenses related to this transaction. Under the Third Amendment to the Credit Agreement dated March 19, 2012, the maturity date of the note payable was extended to December 31, 2012 with an interest rate of 0% through maturity. GAGEE entered into a Fourth Amendment to the Credit Agreement effective December 31, 2012 which extended the maturity date of the note payable to December 31, 2013 and the interest rate remained at 0% through maturity. The Third and Fourth Amendments to the Credit Agreement also provided for the lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable. During the year ended December 31, 2012, one oil rig with a net book value of $1.8 million at December 31, 2011 was sold for cash and $1.7 million of the proceeds from the sale was used to pay the Lenders to reduce the note payable balance. During the six months ended June 30, 2013, $1.8 million of lease payments collected from the lease of four oil rigs was used to reduce the outstanding note payable balance to $7.7 million at June 30, 2013 from $9.5 million at December 31, 2012. GAG, LLC guaranteed GAGEE’s liabilities to the lenders up to a maximum of $1.2 million. GAG, LLC made a payment of $1.2 million on October 9, 2009 in full satisfaction of its guaranty under the credit agreement, which reduced the principal amount of borrowings and interest due under the credit agreement. The credit agreement does not provide for other recourse against us, GAG, LLC or any of our other subsidiaries.

Accounts Receivable Line of Credit

On May 17, 2011, one of our majority owned subsidiaries entered into an Accounts Receivable Line of Credit with a finance company. The Accounts Receivable Line of Credit is collateralized by the accounts receivable of our majority owned subsidiary and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Accounts Receivable Line of Credit, with maximum borrowings not to exceed $2.0 million. The interest rate under the Accounts Receivable Line of Credit is the prime rate plus 2%, payable monthly in arrears. The Accounts Receivable Line of Credit was amended effective February 3, 2012 and the maximum borrowings allowed increased from $2.0 million to $3.0 million. The maturity date of the Accounts Receivable Line of Credit is February 3, 2014 and the maturity date may be extended for successive periods equal to one year, unless our majority owned subsidiary gives the finance company written notice of its intent to terminate the Accounts Receivable Line of Credit at least thirty days prior to the maturity date. The finance company has the right to terminate the Accounts Receivable Line of Credit at its sole discretion upon giving sixty days’ prior written notice. GAG, LLC entered into a limited continuing guaranty of our majority owned subsidiary’s obligations under the Accounts Receivable Line of Credit. Borrowings outstanding under the Accounts Receivable Line of Credit were $1.5 million and $2.3 million at June 30, 2013 and December 31, 2012, respectively.

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

As of June 30, 2013 and December 31, 2012, there was $48.8 million in aggregate principal amount outstanding owed to the Great American Members, all of which accrues interest at 3.75%. As of June 30, 2013 and December 31, 2012, there was $3.4 million in aggregate principal amount outstanding payable to the Phantom Equityholders. Of this amount, $2.1 million accrues interest at 3.75% and $1.3 million accrues interest at 12.0%. On July 31, 2013, $1.7 million of principal amount payable to the Phantom Equityholders was paid in accordance with the terms of the promissory notes.

Off Balance Sheet Arrangements

On July 8, 2010, the Company loaned $3.2 million to GARE for the purposes of investing in GAHA Fund II, LLC, a newly formed joint venture which is 50% owned by GARE. GAHA Fund II, LLC is a special purpose entity created to purchase non-performing distressed real estate loans at a discount to par from a financial institution and market the loans and real estate to third parties. The note receivable bears interest at a rate of 15% per annum and all unpaid principal and interest was originally due on July 8, 2011. In July 2011, the maturity date of the loan was extended and the interest rate was reduced to 8% per annum.  On December 29, 2011, additional funds in the amount of $0.6 million were loaned to GARE and the note receivable was amended to increase the outstanding balance to $3.8 million and extend the maturity date to July 31, 2012. On February 20, 2013, the third amendment to the note receivable extended the maturity date to December 31, 2013. During the six months ended June 30, 2013, the Company received principal payments on the note receivable totaling $0.2 million. During the year ended December 31, 2012, the Company received principal payment on the note receivable totaling $3.2 million and recorded an impairment charge of $0.1 million to write down the note receivable to its estimated net realizable value at December 31, 2012. There was no interest income recorded on the note receivable during the six months ended June 30, 2013. Interest income was $0.2 million for the year ended December 31, 2012. The note receivable in the amount of $0.4 million and $0.6 million is included in note-receivable – related party as of June 30, 2013 and December 31, 2012, respectively. The Company is no longer accruing interest on the note receivable at June 30, 2013 since the recovery amount is not expected to be greater than the $0.4 million remaining principal balance as of June 30, 2013.

Other than with respect to our arrangements with GAHA Fund II, LLC and GARE, as further described in Note 12 “Related Party Transactions” to our condensed consolidated financial statements, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements and do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, established for the purpose of facilitating off-balance sheet arrangements. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

New Accounting Standards

See Note 2—”Summary of Significant Accounting Policies” to condensed consolidated financial statements for information regarding new accounting guidance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of our fiscal quarter ended June 30, 2013. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s (“SEC”) rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.

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

Although we were profitable during the years ended December 31, 2012 and 2011, we incurred a net loss of $0.2 million for the six months ended June 30, 2013. During the year ended December 31, 2010, we incurred a net loss as our operations were negatively impacted by fewer retail liquidation engagements during the year as economic conditions for retailers and credit markets improved. Revenues in our auction and liquidation segment were $48.2 million during the year ended December 31, 2012 as compared to $40.8 million during the year ended December 31, 2011 and $21.0 million during the years ended December 31, 2010. Our profitability in each reporting period is impacted by the number and size of retail liquidation engagements we perform on a quarterly or annual basis. It is possible that we will experience losses with respect to our current operations as we continue to expand our operations. In addition, we expect that our operating expenses will increase to the extent that we grow our business. We may not be able to generate sufficient revenues to maintain profitability.

Our substantial level of indebtedness may make it difficult for us to satisfy our debt obligations and may adversely affect our ability to obtain financing for working capital, capitalize on business opportunities or respond to adverse changes in our industry.

In connection with the consummation of the Acquisition on July 31, 2009, we issued subordinated unsecured promissory notes in the principal amount of $55.6 million payable to the Great American Members and the Phantom Equityholders, which includes our President and Chief Executive Officer who own or control, in the aggregate, 10,560,000 shares of our common stock or 35.2% of our outstanding common stock as of June 30, 2013. As of June 30, 2013, an aggregate principal amount of $52.2 million remains outstanding on the promissory notes. We have entered into amendments and waivers with the Great American Members and certain of the Phantom Equityholders that reduce the interest rate of the notes, defer interest payments and, with respect to the Great American Members, extend the maturity date of the notes and increase the principal amount payable by the amount of accrued but unpaid interest under the notes. As of June 30, 2013, an aggregate principal amount of $48.8 million remains in notes outstanding to the Great American Members. These notes have an interest rate of 3.75% and a maturity date of July 31, 2018 (subject to annual principal payments based upon our cash flow, with certain limitations). As of June 30, 2013, there is an aggregate principal amount of $3.4 million in notes outstanding payable to the Phantom Equityholders. Of this amount, $2.1 million have an interest rate of 3.75% and $1.3 million have an interest rate of 12.0%. On July 31, 2013, $1.7 million of principal amount payable to the Phantom Equityholders was paid in accordance with the terms of the promissory notes.

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

Our executive officers, directors and their affiliates own or control, in the aggregate, approximately 37.9% of our outstanding common stock as of June 30, 2013. In particular, our President and Chief Executive Officer own or control, in the aggregate, 10,560,000 shares of our common stock or 35.2% of our outstanding common stock as of June 30, 2013. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Great American Group, Inc.

Date: August 14, 2013	By:	/s/ PHILLIP J. AHN
Name: Phillip J. Ahn
Title: Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
10.1(1)	Second Amended and Restated Credit Agreement, dated as of July 15, 2013, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association
10.2(1)	Third Amended and Restated Guaranty, dated as of July 15, 2013, by and between Great American Group, Inc. and Great American Group, LLC, in favor of Wells Fargo Bank, National Association
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1*†	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*†	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

†	These exhibits are being “furnished” and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

#	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2013.

