Form 10-Q
period 2013-09-30
Great American Group, Inc.
filed 2013-11-14
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

  As of November 11, 2013, there were 30,002,975 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Great American Group, Inc.
Quarterly Report on Form 10-Q
For The Quarter Ended September 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par value)

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,969	$18,721
Restricted cash	2,538	7,923
Accounts receivable, net	9,675	16,591
Lease finance receivable - current portion	3,829	—
Advances against customer contracts	1,548	2,441
Due from related party	18	—
Inventory	—	2,216
Goods held for sale or auction	5,430	10,196
Note receivable related party - current portion	686	611
Deferred income taxes	4,192	4,114
Prepaid expenses and other current assets	1,237	1,145
Total current assets	43,122	63,958
Note receivable related party, net of current portion	645	—
Lease finance receivable, net of current portion	4,506	—
Property and equipment, net	1,066	970
Goodwill	5,688	5,688
Other intangible assets, net	140	140
Deferred income taxes	9,484	9,484
Other assets	886	343
Total assets	$65,537	$80,583
Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$9,120	$16,886
Auction and liquidation proceeds payable	34	864
Mandatorily redeemable noncontrolling interests	2,832	2,856
Revolving credit facility	1,256	2,304
Current portion of long-term debt	1,724	1,724
Notes payable	7,132	9,628
Current portion of capital lease obligation	—	13
Total current liabilities	22,098	34,275
Long-term debt, net of current portion	48,759	50,483
Total liabilities	70,857	84,758
Commitments and contingencies
Great American Group, Inc. stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 135,000,000 shares authorized; 30,002,975 issued
and outstanding as of September 30, 2013 and December 31, 2012, respectively	4	4
Additional paid-in capital	3,082	3,082
Retained earnings (deficit)	(7,545)	(7,669)
Accumulated other comprehensive loss	(809)	(520)
Total Great American Group, Inc. stockholders' equity (deficit)	(5,268)	(5,103)
Noncontrolling interests	(52)	928
Total equity (deficit)	(5,320)	(4,175)
Total liabilities and equity (deficit)	$65,537	$80,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Services and fees	$11,361	$10,956	$42,221	$41,154
Sale of goods	10,390	3,279	15,723	12,052
Total revenues	21,751	14,235	57,944	53,206
Operating expenses:
Direct cost of services	5,644	4,844	17,431	16,097
Cost of goods sold	8,240	2,172	11,273	8,449
Selling, general and administrative expenses	7,085	7,878	28,048	26,155
Total operating expenses	20,969	14,894	56,752	50,701
Operating income (loss)	782	(659)	1,192	2,505
Other income (expense):
Interest income	31	30	38	186
Income (loss) from equity investment in
Great American Real Estate, LLC	—	165	(15)	45
Loss from equity investment in
Shoon Trading Limited	(143)	—	(143)	—
Gain from bargain purchase	—	—	—	1,366
Interest expense	(567)	(678)	(1,838)	(1,951)
Income (loss) before income taxes	103	(1,142)	(766)	2,151
Benefit (provision) for income taxes	133	375	342	(387)
Net income (loss)	236	(767)	(424)	1,764
Net income (loss) attributable to noncontrolling interests	(130)	(220)	(548)	625
Net income (loss) attributable to Great American Group, Inc.	$366	$(547)	$124	$1,139

Basic income per share	$0.01	$(0.02)	$0.00	$0.04
Diluted income per share	$0.01	$(0.02)	$0.00	$0.04

Weighted average basic shares outstanding	28,682,975	28,682,975	28,682,975	28,682,521
Weighted average diluted shares outstanding	29,891,401	28,682,975	29,891,401	29,599,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss)	$236	$(767)	$(424)	$1,764
Other comprehensive income (loss):
Foreign currency translation adjustments	(63)	(52)	(289)	211
Other comprehensive income (loss), net of tax	(63)	(52)	(289)	211
Total comprehensive income (loss)	173	(819)	(713)	1,975
Comprehensive income (loss) attributable to noncontrolling interests	(130)	(220)	(548)	625
Comprehensive income (loss) attributable to Great American Group, Inc.	$303	$(599)	$(165)	$1,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity (Deficit)
(Unaudited)
(Dollars in thousands)

							Accumulated
					Additional	Retained	Other		Total
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Interests	(Deficit)
Balance, January 1, 2012	—	$—	31,001,609	$4	$3,177	$(11,190)	$(247)	$—	$(8,256)
Net income for the nine months ended
September 30, 2012						1,139		625	1,764
Foreign currency translation adjustment							211		211
Formation of noncontrolling interests								78	78
Cancellation of founders contingent
shares held in escrow			(1,000,000)						-
Purchase of noncontrolling interest in
subsidiary					(95)				(95)
Changes in noncontrolling interests								29	29
Adjustment from restricted stock awards			1,366						-
Balance, September 30, 2012	—	$—	30,002,975	$4	$3,082	$(10,051)	$(36)	$732	$(6,269)

Balance, January 1, 2013	—	$—	30,002,975	$4	$3,082	$(7,669)	$(520)	$928	$(4,175)
Net income for the nine months ended
September 30, 2013						124		(548)	(424)
Change in noncontrolling interest from
deconsolidation of Shoon								(352)	(352)
Foreign currency translation adjustment							(289)		(289)
Changes in noncontrolling interests								(80)	(80)
Balance, September 30, 2013	—	$—	30,002,975	$4	$3,082	$(7,545)	$(809)	$(52)	$(5,320)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(424)	$1,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,717	611
Provision for (recoveries of) bad debts	8	(116)
Impairment of goods held for sale or auction	28	127
Effect of foreign currency on operations	(289)	(48)
Non-cash interest	–	(10)
Loss from equity investments	158	(45)
Gain from bargain purchase	–	(1,366)
Loss on disposal of fixed assets	–	3
Deferred income taxes	(78)	(112)
Income allocated to mandatorily redeemable noncontrolling interests	1,564	1,497
Change in operating assets and liabilities:
Accounts receivable and advances against customer contracts	3,698	3,588
Due from related party	(18)	–
Inventory	450	1,050
Goods held for sale or auction	7,309	2,054
Loan and lease finance receivables	(8,644)	7,769
Prepaid expenses and other assets	(380)	314
Accounts payable and accrued expenses	(6,307)	(2,097)
Auction and liquidation proceeds payable	(830)	594
Net cash provided by (used in) operating activities	(2,038)	15,577
Cash flows from investing activities:
Acquisition of business	–	(1,246)
Deconsolidation of Shoon	(771)	–
Purchase of noncontrolling interest in subsidiary	–	(95)
Purchases of property and equipment	(972)	(403)
Proceeds from sale of property and equipment	–	21
Decrease in note receivable - related party	611	3,164
Equity investment in Great American Real Estate, LLC	(15)	(120)
Decrease (increase) in restricted cash	5,385	(6,767)
Net cash provided by (used in) investing activities	4,238	(5,446)
Cash flows from financing activities:
Repayments of capital lease obligations	(13)	(22)
Repayment of revolving line of credit	(1,048)	(676)
Repayments of notes payable	(2,496)	(2,042)
Repayments of long term debt	(1,724)	(1,724)
Proceeds from formation of noncontrolling interest	–	78
Distribution to noncontrolling interests	(1,588)	(2,074)
Net cash used in financing activities	(6,869)	(6,460)
Increase (decrease) in cash and cash equivalents	(4,669)	3,671
Effect of foreign currency on cash	(83)	282
Net increase (decrease) in cash and cash equivalents	(4,752)	3,953
Cash and cash equivalents, beginning of period	18,721	15,034
Cash and cash equivalents, end of period	$13,969	$18,987
Supplemental disclosures:
Interest paid	$1,874	$1,961
Taxes paid	$175	$278

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

NOTE 1—ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Great American Group, Inc. and its subsidiaries (collectively the “Company”) provide asset disposition, valuation and appraisal, capital advisory, and real estate consulting services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional service firms throughout the United States, Canada, and the United Kingdom. The Company operates in three operating segments: auction and liquidation solutions (“Auction and Liquidation”), valuation and appraisal services (“Valuation and Appraisal”) and UK retail store operations (“UK Retail Stores”). In the Auction and Liquidation segment, the Company provides auction and liquidation services to help clients dispose of assets, capital advisory and real estate consulting services. Such assets include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property. In the Valuation and Appraisal segment, the Company provides valuation and appraisal services to clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs. The UK Retail Stores segment includes the operation of ten retail shoe stores in the United Kingdom as a result of the acquisition of Shoon Trading Limited (“Shoon”) on May 4, 2012. In August 2013, the Shoon shareholder agreement was also amended and restated to eliminate the Company’s super majority voting rights which previously enabled the Company to control the board of directors of Shoon, as more fully described in Note 13. As a result of this amendment, the Company no longer controls the board of directors of Shoon, no longer operates in the UK Retail Stores segment, and Shoon’s operating results are not consolidated for any periods after July 31, 2013.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of Great American Group, Inc. and its wholly-owned and majority-owned subsidiaries. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 29, 2013. The results of operations for the nine months ended September 30, 2013, are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

(b)      Revenue Recognition

Revenues are recognized in accordance with the accounting guidance when persuasive evidence of an arrangement exists, the related services have been provided, the fee is fixed or determinable, and collection is reasonably assured.

Revenues in the Valuation and Appraisal segment are primarily comprised of fees for valuation and appraisal services. Revenues are recognized upon the delivery of the completed services to the related customers and collection of the fee is reasonably assured. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs which totaled $680 and $606 for the three months ended September 30, 2013 and 2012, respectively, and $2,071 and $1,903 for the nine months ended September 30, 2013 and 2012, respectively.

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

Commission and fees earned on the sale of goods at auction and liquidation sales are recognized when evidence of an arrangement exists, the sales price has been determined, title has passed to the buyer and the buyer has assumed the risks of ownership and collection is reasonably assured. The commission and fees earned for these services are included in revenues in the accompanying condensed consolidated statement of operations. Under these types of arrangements, revenues also include contractual reimbursable costs which totaled $1,952 and $1,199 for the three months ended September 30, 2013 and 2012, respectively, and $4,557 and $3,674 for the nine months ended September 30, 2013 and 2012, respectively.

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

Revenues from sales-type leases are recorded as an asset at lease inception. The asset is recorded at the aggregate future minimum lease payments, estimated residual value of the leased equipment, and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. During the three months ended September 30, 2013, the term of the purchase agreement for four oil rigs that was included in leased equipment at December 31, 2012 was amended to, among other things, eliminate the right of the lessor to return the oil rigs to the Company. This amendment changed the classification of the lease from an operating lease to a sales-type lease and resulted in the Company recording revenues from the sale of the oil rigs of $9,280 and cost of goods sold of $7,447 during the three months ended September 30, 2013.

Fees earned from real estate services and the origination of loans where the Company provides capital advisory services are recognized in the period earned, the fee is fixed and determinable and collection is reasonably assured.

In the normal course of business, the Company will enter into collaborative arrangements with other merchandise liquidators to collaboratively execute auction and liquidation contracts. The Company’s collaborative arrangements specifically include contractual agreements with other liquidation agents in which the Company and such other liquidation agents actively participate in the performance of the liquidation services and are exposed to the risks and rewards of the liquidation engagement. The Company’s participation in collaborative arrangements including its rights and obligations under each collaborative arrangement can vary. Revenues from collaborative arrangements are recorded net based on the proceeds received from the liquidation engagement. Amounts paid to participants in the collaborative arrangements are reported separately as direct costs of revenues. Revenue from collaborative arrangements in which the Company is not the majority participant is recorded net based on the Company’s share of proceeds received. There were no revenues and $43 of direct cost of services subject to collaborative arrangements during the three months ended September 30, 2013 and $8,092 of revenues and $1,070 of direct cost of services subject to collaborative arrangements during the nine months ended September 30, 2013. There were $677 of revenues and $72 of direct cost of services subject to collaborative arrangements during the three months ended September 30, 2012 and $1,587 of revenues and $1,054 of direct cost of services subject to collaborative arrangements during the nine months ended September 30, 2012.

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

(d)      Concentration of Risk

Revenues from the sale of four oil rigs represented 42.7% and 16.0% of total revenues during the three and nine months ended September 30, 2013, respectively. Revenues from one liquidation service contract represented 14.0% of total revenues during the nine months ended September 30, 2013. Revenues from financing activities in the United Kingdom from one loan represented 5.6% and 9.5% of total revenues during the three and nine months ended September 30, 2012, respectively. Revenues in the Valuation and Appraisal segment and the Auction and Liquidation segment are primarily generated in the United States and United Kingdom, see Note 14.

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

(g)      Restricted Cash

The Company maintains deposits in accounts under the control of a financial institution as collateral for letters of credit relating to liquidation engagements. As of September 30, 2013, restricted cash included $2,216 of cash collateral for letters of credit, $161 for cash collateral for operating accounts in the United Kingdom, and $160 of cash collected from leasing the oil rigs that collateralize the related note payable, which has an outstanding principal amount of $7,132 as of September 30, 2013. As of December 31, 2012, restricted cash included $6,667 of cash collateral for letters of credit and $1,256 of cash collected from leasing the oil rigs that collateralize the related note payable, which had an outstanding principal amount of $9,513 as of December 31, 2012.

(h)      Accounts Receivable

Accounts receivable represents amounts due from the Company’s auction and liquidation and valuation and appraisal customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. Bad debt expense included a credit for recoveries of bad debts for the three months ended September 30, 2013 and bad debt expense was $8 for the nine months ended September 30, 2013. There was no bad debt expense during the three and nine months ended September 30, 2012.

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

(l)       Lease Finance Receivable

Lease finance receivables consist of the Company’s net investment in sales-type leases for four oil rigs as of September 30, 2013. As of September 30, 2013, the remaining gross lease payments in accordance with the purchase lease of $8,930 are payable through December 15, 2014. The gross lease payments include a bargain purchase option in the amount of $4,242 that is payable on December 15, 2014. The lease finance receivable is comprised of the following:

September 30,
2013
Minimum lease payment receivable	$4,688
Lease purchase option	4,242
Unearned income	(595)
Total lease finance receivable	$8,335

(m)     Loan Receivable

During the nine months ended September 30, 2012, the loan receivable acquired from an investment bank at a discount from face value that provided financing to a retail company with operations in the United Kingdom decreased from $8,306 at December 31, 2011 to $537 at September 30, 2012. Income is recognized using the effective interest method and the discount is amortized to income over the stated term of the loan receivable. Financing revenues earned using the effective interest method were $464 and $4,718 during the three and nine months ended September 30, 2012, respectively. The financing revenues included interest income of $89 and $641 and amortization of the discount over the stated term of the loan receivable of $375 and $4,077 during the three and nine months ended September 30, 2012, respectively. There were no financing revenues earned during the three and nine months ended September 30, 2013. The revenues from financing activities are included in revenues from services and fees in the auction and liquidation segment in the condensed consolidated statement of operations.

(n)      Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation and amortization expense was $143 and $153 for the three months ended September 30, 2013 and 2012, respectively, and $465 and $468 for the nine months ended September 30, 2013 and 2012, respectively.

(o)     Fair Value Measurements

The Company records mandatorily redeemable noncontrolling interests that were issued after November 5, 2003 at fair value with fair value determined in accordance with the Accounting Standards Codification (“ASC”). The following table below presents information about the Company’s mandatorily redeemable noncontrolling interests that are measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 which are categorized using the three levels of fair value hierarchy. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following tables present information on the liabilities measured and recorded at fair value on a recurring basis as of September 30, 2013 and December 31, 2012.

	Financial Assets Measured at Fair Value on a
	Recurring Basis at September 30, 2013, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	September 30,	identical assets	inputs	inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,242	$-	$-	$2,242
Total liabilities measured at fair value	$2,242	$-	$-	$2,242

	Financial Assets Measured at Fair Value on a
	Recurring Basis at December 31, 2012, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,246	$-	$-	$2,246
Total liabilities measured at fair value	$2,246	$-	$-	$2,246

The Company determined the fair value of mandatorily redeemable noncontrolling interests described above based on the issuance of similar interests for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports and internal valuation models. The amount reported at fair value at September 30, 2013 and December 31, 2012 also includes the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis. There was no change in the fair value measurement of the noncontrolling interests during the nine months ended September 30, 2013. The decrease in the mandatorily redeemable noncontrolling interests of $4 during the nine months ended September 30, 2013 presented in the table above reflects the change in undistributed earnings attributable to the noncontrolling interest during such period. At September 30, 2013, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

(p) Foreign Currency Translation

The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country's currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders' equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Foreign currency transaction gains were $445 and $452 during the three months ended September 30, 2013 and 2012, respectively, and $190 and $438 during the nine months ended September 30, 2013 and 2012, respectively. These amounts are included in selling, general and administrative expenses in our consolidated statements of operations.

(q)      Fiduciary Funds

The accompanying condensed consolidated balance sheets do not include fiduciary funds, which are held by the Company on behalf of clients in connection with the administration of loans in the performance of capital advisory services. There were no funds held by the Company on behalf of clients at September 30, 2013 and December 31, 2012.

(r)      Recent Accounting Pronouncements

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

NOTE 3— ACCOUNTS RECEIVABLE

The components of accounts receivable, net, include the following:

	September 30,	December 31,
	2013	2012
Accounts receivable	$8,541	$16,350
Unbilled receivables	1,505	612
Total accounts receivable	10,046	16,962
Allowance for doubtful accounts	(371)	(371)
Accounts receivable, net	$9,675	$16,591

Additions and changes to the allowance for doubtful accounts consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance, beginning of period	$371	$424	$371	$424
Add: Additions to reserve	13	7	13	7
Less: Write-offs	(13)	(7)	(13)	(7)
Less: Recoveries	-	(116)	-	(116)
Balance, end of period	$371	$308	$371	$308

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts. At September 30, 2013, accounts receivable in the amount of $2,585 were collateralized by the accounts receivable revolving line of credit more fully described in Note 6.

NOTE 4— GOODS HELD FOR SALE OR AUCTION

	September 30,	December 31,
	2013	2012
Machinery and equipment	$4,730	$257
Leased equipment	-	9,219
Aircraft parts and other	700	720
Total	$5,430	$10,196

Goods held for sale or auction includes machinery and equipment, and leased equipment with a carrying value of $4,730 and $9,381 as of September 30, 2013 and December 31, 2012, respectively, and aircraft parts and other. Machinery and equipment is primarily comprised of an oil rig with a carrying value of $2,708 and other machinery and equipment with a carrying value of $2,022 as of September 30, 2013. The leased equipment at December 31, 2012 consists of oil rigs with a carrying value of $9,219, net of accumulated depreciation of $162. In July 2013, the terms of the lease of four oil rigs that were included in leased equipment at December 31, 2012 were amended to eliminate the right of the lessor to return the oil rigs to the Company, see Note 2(l). This amendment caused a change in the classification of the lease from an operating lease to a sales-type lease with a bargain purchase option and resulted in the Company recording revenues from the sale of the oil rigs of $9,280 and cost of goods sold of $7,447 during the three months ended September 30, 2013. Aircraft parts and other is primarily comprised of aircraft parts with a carrying value of $700 and $720 which includes a lower of cost or market adjustment of $697 and $702 as of September 30, 2013 and December 31, 2012, respectively. There was no lower-of-cost or market adjustment for goods held for sale or auction during the three months ended September 30, 2013. The Company recorded a recovery of $11 for the three months ended September 30, 2012 from the sale of certain inventory that had previously been written down with a lower of cost or market adjustment. The total amount recorded by the Company for a lower-of-cost or market adjustment for goods held for sale or auction was $6 and $111 during the nine months ended September 30, 2013 and 2012, respectively. Depreciation expense on the leased equipment was $177 and $48 during the three months ended September 30, 2013 and 2012, respectively, and $1,252 and $143 during the nine months ended September 30, 2013 and 2012, respectively.

Machinery and equipment with a carrying value of $2,708 serves as collateral for the $7,132 note payable as of September 30, 2013 as more fully described in Note 8.

NOTE 5— GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $5,688 is comprised of $1,975 of goodwill in the Auction and Liquidation segment and $3,713 of goodwill in the Valuation and Appraisal segment at September 30, 2013. There have been no changes to the carrying amount of goodwill since December 31, 2007.

Other intangible assets with finite lives include customer relationships which are being amortized over their estimated useful lives of 6 years. Other intangible assets include customer relationships of $970 and accumulated amortization of $970 and trademarks of $140 which have been identified as an indefinite lived intangible asset that is not being amortized at September 30, 2013 and December 31, 2012. There was no amortization expense for nine months ended September 30, 2013 and 2012.

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

Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The credit facility also provides for success fees in the amount of 5% to 20% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. Interest expense totaled $54 (including amortization of deferred loan fees of $23) and $121 (including amortization of deferred loan fees of $67) for the three months ended September 30, 2013 and 2012, respectively, and $206 (including amortization of deferred loan fees of $159) and $238 (including amortization of deferred loan fees of $203) for the nine months ended September 30, 2013 and 2012, respectively. The Company had outstanding letters of credit in the amount of $2,216 and no outstanding balance for cash borrowings under this credit facility at September 30, 2013.

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

On May 17, 2011, Great American Group Advisory & Valuation Services, LLC (“GAAV”), one of our majority-owned subsidiaries, entered into a Loan and Security Agreement (Accounts Receivable Line of Credit) (the “Line of Credit”) with BFI Business Finance (“BFI”). The Line of Credit is collateralized by the accounts receivable of GAAV and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Line of Credit, with maximum borrowings not to exceed $2,000. The interest rate under the Line of Credit is the prime rate plus 2%, payable monthly in arrears. The Line of Credit was amended effective February 3, 2012 and the maximum borrowings allowed increased from $2,000 to $3,000. The maturity date of the Line of Credit is February 3, 2014 and the maturity date may be extended for successive periods equal to one year, unless GAAV gives BFI written notice of its intent to terminate the Line of Credit at least thirty days prior to the maturity date of the Line of Credit. BFI has the right to terminate the Line of Credit at its sole discretion upon giving sixty days’ prior written notice to GAAV. In connection with the Line of Credit, GAG, LLC entered into a limited continuing guaranty of GAAV’s obligations under the Line of Credit. The outstanding balance under the Line of Credit was $1,256 at September 30, 2013 and $2,304 at December 31, 2012. Interest expense totaled $13 and $24 for the three months ended September 30, 2013 and 2012, respectively, and $78 and $94 for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 7— LONG-TERM DEBT

Long-term debt consists of the following arrangements:

	September 30,	December 31,
	2013	2012
$60,000 notes payable to each of the former Great American Members and the Phantom
Equityholders of GAG, LLC issued in connection with the Acquisition dated July 31, 2009	$50,483	$52,207
Total long-term debt	50,483	52,207
Less current portion of long-term debt	1,724	1,724
Long-term debt, net of current portion	$48,759	$50,483

$60,000 Notes Payable

On July 31, 2009, the members of GAG, LLC (the “Great American Members”) contributed all of their membership interests of GAG, LLC to the Company (the “Contribution”) in exchange for 10,560,000 shares of common stock of the Company and a subordinated unsecured promissory note in an initial principal amount of $60,000 issued in favor of the Great American Members and the phantom equityholders of GAG, LLC (the “Phantom Equityholders”). In connection with the closing of the Acquisition, an initial principal payment of $4,383 was made, thereby reducing the principal amount of the note to $55,617. On August 28, 2009, the note was replaced with separate subordinated unsecured promissory notes (collectively, the “Notes”) issued in favor of each of the Great American Members and Phantom Equityholders payable in five equal annual principal payments in the aggregate amount of $11,123 due on the anniversary date of the Notes beginning on July 31, 2010 through July 31, 2014 with interest payable quarterly in arrears beginning October 31, 2009 at 12% per annum. On May 4, 2010, the Company entered into individual amendments (each, an Amendment and collectively, the “Amendments”) to an aggregate of $52,419 of the $55,617 principal amount outstanding of the subordinated unsecured promissory notes, which reduced the interest rate on the amended notes from 12.0% per annum to 3.75% per annum. In addition, the maturity date for $46,996 of the $55,617 principal amount outstanding of the subordinated, unsecured promissory notes was extended to July 31, 2018, subject to annual prepayments based upon the Company’s cash flow subject to certain limitations, as provided in the amendment to the notes payable, including, without limitation, the Company’s maintenance of a minimum adjusted cash balance of $20,000. Each prepayment, if any, is due within 30 days of the filing of the Company’s Annual Report on Form 10-K, beginning with the Form 10-K for the fiscal year ending December 31, 2010. There were no prepayments due on the notes payable under this prepayment provision.

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

At September 30, 2013, the maturity date for $48,759 of principal amount payable to the two former Great American Members is July 31, 2018, subject to annual prepayments based on the Company’s cash flows and other limitations described above. On July 31, 2013, the Company paid the Phantom Equityholders the annual installment of principal in the amount of $1,724. The remaining $1,724 of principal amount payable to the Phantom Equityholders outstanding as of September 30, 2013 is due in one installment of $1,724 on July 31, 2014.

Interest expense was $501 and $529 for the three months ended September 30, 2013 and 2012, respectively, and $1,524 and $1,613 for the nine months ended September 30, 2013 and 2012, respectively. In accordance with the Amendments to the notes payable, the current portion of the amended notes payable in the amount of $1,724 and the long-term portion of the amended notes payable in the amount of $48,759 has been recorded in the accompanying condensed consolidated balance sheets as of September 30, 2013. Accrued interest payable on the notes payable was $325 as of September 30, 2013 and $344 as of December 31, 2012, and is included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

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

On December 31, 2009, GAGEE entered into an amendment to credit agreement (the “First Amendment To Credit Agreement”) dated as of December 18, 2009 with Garrison Special Opportunities Fund LP and the Administrative Agent, whereby the Lender agreed to forebear from exercising any of the remedies available to them under the Forbearance Agreement and the related Security Agreement and to extend the maturity date of the Forbearance Agreement until November 18, 2010, unless a forbearance default occurs, as specified in the Amended Credit Agreement. Pursuant to the terms of the First Amendment To Credit Agreement and Second Amendment To Credit Agreement (collectively, the Amended Credit Agreement”), the interest rate was reduced from 20% to 0% and the Lender agreed to reimburse GAGEE for certain expenses from proceeds of the sale assets that collateralize the Amended Credit Agreement. The Forbearance Agreement expired on November 18, 2010. GAGEE entered into a second amendment to the credit agreement on May 9, 2011, which extended the maturity date of the note payable to November 19, 2011 with an interest rate of 0% through maturity (the “Second Amendment to the Credit Agreement”). The Second Amendment to the Credit Agreement also provided for the lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable. As a result of the delay in entering into the Second Amendment to the Credit Agreement, interest in the amount of $309 was accrued from the date of the expiration of the First Amendment to the Credit Agreement on November 18, 2010 to December 31, 2010 at an interest rate of 22% (the default rate). This accrued interest of $309 was reversed in the first quarter of 2011, as the Second Amendment to the Credit Agreement provides for 0% interest for that period, and reflected in the consolidated statement of operations as a reduction of interest expense. GAGEE entered into a Third Amendment to the Credit Agreement on March 19, 2012, which extended the maturity date of the note payable to December 31, 2012 with an interest rate of 0% through maturity. GAGEE entered into a Fourth Amendment to the Credit Agreement effective December 31, 2012 which extended the maturity date of the note payable to December 31, 2013 and the interest rate remained at 0% through maturity. The Third and Fourth Amendment to the Credit Agreement provide for the lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable. GAGEE has no assets other than those collateralizing the loan which is comprised of a lease finance receivable of $8,335 and machinery and equipment with a carrying value of $2,708 that is included in goods held for sale or auction in the accompanying balance at September 30, 2013. GAG, LLC has satisfied its obligation to pay the $1,200 guarantee, and the credit agreement does not provide for other recourse against GAG, LLC.

At September 30, 2013 and December 31, 2012, the note payable balance was $7,132 and $9,513, respectively. There was no interest expense in connection with this note payable during the nine months ended September 30, 2013 and year ended December 31, 2012.

NOTE 9— INCOME TAXES

The Company’s provision (benefit) for income taxes consists of the following:

	Nine Months Ended
	September 30,
	2013	2012
Current:
Federal	$-	$9
State	26	35
Foreign	(290)	(97)
Total current provision (benefit)	(264)	(53)

Deferred:
Federal	(112)	378
State	34	62
Foreign	-	-
Total deferred provision	(78)	440
Total provision (benefit) for income taxes	$(342)	$387

A reconciliation of the federal statutory rate of 34% for the nine months ended September 30, 2013 and 2012 to the effective tax rate for income (loss) from operations before income taxes is as follows:

	Nine Months Ended
	September 30,
	2013	2012
Provision (benefit) for income taxes at federal statutory rate	(34.0)%	34.0%
State income taxes, net of federal benefit	4.9	2.6
Foreign tax differential	15.0	(19.1)
Income from pass-through entities	(28.4)	-
Other	(2.1)	0.5
Effective income tax rate	(44.6)%	18.0%

Deferred income tax assets (liabilities) consisted of the following:

	September 30,	December 31,
	2013	2012
Deferred tax assets:
Allowance for doubtful accounts	$138	$141
Goods held for sale or auction	1,138	1,160
Deductible goodwill	502	553
Accrued liabilities	1,532	2,828
Deferred revenue	-	409
Mandatorily redeemable noncontrolling interests	722	736
Note payable to Phantom Equityholders	804	1,311
Other	144	69
Foreign tax and other credit carryforwards	633	618
Net operating loss carryforward	8,063	5,773
Total deferred tax assets	$13,676	$13,598

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

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. As of September 30, 2013 and December 31, 2012, the Company believes that it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance.

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

Basic and diluted earnings (loss) per share was calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss) attributable to Great American Group, Inc.	$366	$(547)	$124	$1,139

Weighted average shares outstanding:
Basic	28,682,975	28,682,975	28,682,975	28,682,521
Effect of dilutive potential common shares:
Contingently issuable shares	1,208,426	-	1,208,426	916,491
Diluted	29,891,401	28,682,975	29,891,401	29,599,012

Basic income (loss) per share	$0.01	$(0.02)	$0.00	$0.04
Diluted income (loss) per share	$0.01	$(0.02)	$0.00	$0.04

NOTE 11— COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject to certain legal and other claims that arise in the ordinary course of its business. The Company does not believe that the results of these claims are likely to have a material effect on its condensed consolidated financial position or results of operations.

NOTE 12— RELATED PARTY TRANSACTIONS

On July 8, 2010, the Company loaned $3,224 to Great American Real Estate, LLC (“GARE”) for the purposes of investing in GAHA Fund II, LLC, a newly formed joint venture which is 50% owned by GARE. GAHA Fund II, LLC is a special purpose entity created to purchase non-performing distressed real estate loans at a discount to par from a financial institution and market the loans and real estate to third parties. The note receivable bears interest at a rate of 15% per annum and all unpaid principal and interest was originally due on July 8, 2011. In July 2011, the maturity date of the loan was extended and the interest rate was reduced to 8% per annum.  On December 29, 2011, additional funds in the amount of $620 were loaned to GARE and the note receivable was amended to increase the outstanding balance to $3,844 and extend the maturity date to July 31, 2012. On February 20, 2013, the third amendment to the note receivable extended the maturity date to December 31, 2013. During the year ended December 31, 2012, the Company received principal payment on the note receivable totaling $3,164 and recorded an impairment charge of $69 to write down the note receivable to its estimated net realizable value at December 31, 2012. The note receivable in the amount of $611 is included in note-receivable – related party as of December 31, 2012. There was no interest income recorded on the note receivable during the nine months ended September 30, 2013. On August 22, 2013, the loan receivable from GARE was paid in full.

In accordance with the accounting guidance for consolidation of variable interest entities, the Company has determined that the subordinated financing arrangements in the form of notes receivable described above with GARE changes the status of each of the entities to VIE. The Company, in determining whether or not it is the primary beneficiary of GARE, considered the disproportionate capital contributions that were made by the Company, the voting interests of the members of GARE and each member’s ability to direct the activities of GARE. The Company determined it is not the primary beneficiary of the VIE since decisions to direct the operations of GARE are done jointly by the members of GARE and the Company does not have a disproportionate voting interest which allows it to exercise any rights or powers that would enable the Company to direct the activities of GARE that most significantly impact GARE’s economic performance. The accompanying consolidated financial statements do not consolidate GARE. There was no income (loss) under the equity method of accounting for GARE for the three months ended September 30, 2013. Loss under the equity method of accounting for GARE was $15 for the nine months ended September 30, 2013. Income under the equity method of accounting for GARE was $165 and $45 for the three and nine months ended September 30, 2012, respectively.

At September 30, 2013, amounts due from related party of $18 represents amounts due from CA Global Partners, LLC (“CA Global”). CA Global is one of the members of Great American Global Partners, LLC (“GA Global Ptrs”) which started operations in the first quarter ended March 31, 2013. The amount receivable at September 30, 2013 is comprised of advances that were provided to CA Global in connection with certain auctions of wholesale and industrial machinery and equipment that they were managing on behalf of GA Global Ptrs.

At September 30, 2013, note receivable – related party is comprised of two loans to Shoon with an aggregate outstanding receivable balance of $1,331. The Company owns 44.4% of the common stock of Shoon. The original loan in the amount of $1,300 was made to Shoon on May 4, 2012 and has a remaining principal balance of $484 at September 30, 2013. The loan has a maturity date of May 3, 2014 with interest payable monthly at LIBOR plus 6.0%. On August 2, 2013, an additional loan in the amount of $887 (with a discount of $40) was extended to Shoon with a maturity date of August 3, 2015. Interest is payable monthly at 6.5%. Both of the loans are collateralized by the inventory of Shoon. The loan receivable at September 30, 2013 is included in the Company’s condensed consolidated balance sheet in note receivable related party – current portion in the amount of $686 and in note receivable related party, net of current portion in the amount of $645.

NOTE 13— BUSINESS ACQUISITION

On May 4, 2012, the Company invested $65 for a 44.4% interest in the common stock of Shoon, a shoe retailer with operations in the United Kingdom. Shoon purchased the rights to operate the former Shoon internet business and retail stores that were in administration in the United Kingdom. As part of the investment, the Company also loaned Shoon approximately $1,300. The Company had the right to appoint a Chairman of Shoon. Together with the Company’s ownership of 44.4% of the common stock of Shoon and control of the majority of the board of directors, the Company had a controlling interest in Shoon. Accordingly, the Company consolidated the operations of Shoon and included the results of operations of Shoon from May 4, 2012, the date of investment, through July 31, 2013 in the Company’s condensed consolidated statements of operations.

In August 2013, the Company loaned Shoon an additional $887 as described above. The Shoon shareholder agreement was also amended and restated to eliminate the Company’s super majority voting rights which enable the Company to control the Board of Directors of Shoon. As a result of this amendment, the Company no longer controls Shoon and the operating results of Shoon are not consolidated for any periods after July 31, 2013. Accordingly, the loss from the Company’s equity investment in Shoon for the two months ended September 30, 2013 of $143 is included in other income (expense) in the Company’s condensed consolidated statements of operations. There was no gain or loss recognized as a result of the deconsolidation of Shoon.

In accordance with the accounting guidance for consolidation of variable interest entities, the Company has determined that the additional financing arrangement in the form of the new note receivable with Shoon and the elimination of the Company’s super majority voting rights in August 2013, as discussed above, changes the status of Shoon to a VIE. The Company, in determining whether or not it is the primary beneficiary of Shoon, considered the voting interests of the shareholder’s of Shoon and the shareholder’s ability to direct the activities of Shoon. The Company determined it is not the primary beneficiary of the VIE since the Company does not have the ability to exercise any rights or powers to direct the activities of Shoon that most significantly impact Shoon’s economic performance. Accordingly, Shoon’s operating results are not consolidated for any periods after July 31, 2013. As of September 30, 2013, the carrying amount and maximum exposure to loss due to the Company’s involvement with Shoon is $1,366 which includes the note receivable – related party of $1,331 which is included in the Company’s condensed consolidated balance sheet in note receivable related party – current portion in the amount of $686 and note receivable related party, net of current portion in the amount of $645. The Company’s loss under the equity method of accounting for Shoon was $143 for the two months ended September 30, 2013.

The summarized financial information below includes amounts related to Shoon, the Company’s less-than-majority-owned subsidiary, for periods after July 31, 2013.

Two Months Ended
September 30, 2013
Total revenues	$1,913
Cost of goods sold	1,118
Loss before income taxes	(415)
Income tax benefit	93
Net loss	$(322)
GAG, Inc equity share of net loss	$(143)

As of
September 30, 2013
Current assets	$4,212
Non-current assets	418
Total assets	4,630
Current liabilities	3,754
Non-current liabilities	665
Net assets	$211

The Company determined the fair value of assets acquired exceeded consideration paid by approximately $1,366 which was recorded as a bargain purchase gain during the three months ended June 30, 2012. The following details the estimated fair value of the net assets acquired and the excess of such net assets over the purchase price upon acquisition on May 4, 2012:

Fixed assets	$78
Retail inventory	3,752
Accounts payable and accrued liabilities	(810)
Deferred tax liability	(408)
Fair value of net assets acquired	2,612
Total cash consideration	(1,246)
Gain on bargain purchase	$1,366

The following financial statement amounts and balances of Shoon are included in the accompanying condensed consolidated financial statements in the UK retail stores segment as of December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012:

As of
December 31, 2012
Assets:
Cash and cash equivalents	$1,128
Inventory	2,216
Property and equipment, net	146
Other assets	328
Total assets	$3,818

Liabilities:
Accounts payable and accrued liabilities	$1,291
Current portion long-term debt	646
Total current liabilities	1,937
Long-term debt, net of current portion	323
Total liabilities	2,260
Equity	1,558
Total liabilities and equity	$3,818

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Revenues - Sale of goods	$1,018	$3,083	$6,202	$5,893
Cost of goods sold	(667)	(1,865)	(3,566)	(3,395)
Selling, general and administrative expenses	(644)	(1,644)	(3,818)	(2,714)
Operating loss	(293)	(426)	(1,182)	(216)
Other expenses	(15)	(49)	(94)	(205)
Gain from bargain purchase	-	-	-	1,366
Income (loss) before (provision) benefit for income taxes	(308)	(475)	(1,276)	945
Benefit for income taxes	71	110	319	97
Net income (loss)	(237)	(365)	(957)	1,042
Net income (loss) attributable to noncontrolling interest	(73)	(220)	(532)	625
Net income (loss) attributable to Great American Group, Inc.	$(164)	$(145)	$(425)	$417

The disclosure of pro forma financial information for the three and nine months ended September 30, 2012 has not been provided given the impracticality of obtaining the information since the former owners of Shoon were operating in administration in the United Kingdom.

NOTE 14— BUSINESS SEGMENTS

The Company’s operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally. The Company’s chief operating decision maker is a committee comprised of the Chief Executive Officer and President. The Company has several operating subsidiaries through which it delivers specific services. The Company provides auction, liquidation, capital advisory, financing, real estate, and other services to stressed or distressed companies in a variety of diverse industries that have included apparel, consumer electronics, furniture, jewelry, real estate, and industrial machinery. The Company also provides appraisal and valuation services for retail and manufacturing companies. In addition, as a result of the acquisition of Shoon on May 4, 2012, the Company operated ten retail stores in the United Kingdom for the period from May 4, 2012, the date of investment, through July 31, 2013. The Company’s business is classified by management into three reportable segments: Auction and Liquidation, Valuation and Appraisal and UK Retail Stores. These reportable segments are three distinct businesses, each with a different customer base, marketing strategy and management structure. The Valuation and Appraisal reportable segment is an aggregation of the Company’s valuation and appraisal operating segments, which are primarily organized based on the nature of services and legal structure.

Additionally, the Valuation and Appraisal operating segments are aggregated into one reportable segment as they have similar economic characteristics and are expected to have similar long-term financial performance.

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Auction and Liquidation reportable segment:
Revenues - Services and fees	$4,555	$5,162	$21,462	$22,634
Revenues - Sale of goods	9,372	196	9,521	6,159
Total revenues	13,927	5,358	30,983	28,793
Direct cost of services	(2,456)	(2,032)	(7,755)	(7,738)
Cost of goods sold	(7,573)	(307)	(7,707)	(5,054)
Selling, general, and administrative expenses	(1,883)	(2,218)	(8,769)	(10,196)
Depreciation and amortization	(42)	(50)	(132)	(144)
Segment income (loss)	1,973	751	6,620	5,661
Valuation and Appraisal reportable segment:
Revenues - Services and fees	6,806	5,794	20,759	18,520
Direct cost of services	(3,188)	(2,812)	(9,676)	(8,359)
Selling, general, and administrative expenses	(2,054)	(1,571)	(6,353)	(5,008)
Depreciation and amortization	(38)	(25)	(99)	(96)
Segment income	1,526	1,386	4,631	5,057
UK Retail Stores reportable segment:
Revenues - Sale of goods	1,018	3,083	6,202	5,893
Cost of goods sold	(667)	(1,865)	(3,566)	(3,395)
Selling, general, and administrative expenses	(635)	(1,638)	(3,773)	(2,704)
Depreciation and amortization	(9)	(6)	(45)	(10)
Segment income (loss)	(293)	(426)	(1,182)	(216)
Consolidated operating income from reportable segments	3,206	1,711	10,069	10,502
Corporate and other expenses	(2,424)	(2,370)	(8,877)	(7,997)
Interest income	31	30	38	186
Loss from equity investment in Great American Real Estate, LLC	-	165	(15)	45
Loss from equity investment in Shoon Trading Limited	(143)	-	(143)	-
Gain from bargain purchase	-	-	-	1,366
Interest expense	(567)	(678)	(1,838)	(1,951)
Income (loss) before income taxes	103	(1,142)	(766)	2,151
(Provision) benefit for income taxes	133	375	342	(387)
Net income (loss)	236	(767)	(424)	1,764
Net (income) loss attributable to noncontrolling interests	(130)	(220)	(548)	625
Net income (loss) attributable to Great American Group, Inc.	$366	$(547)	$124	$1,139

Capital expenditures:
Auction and Liquidation segment	$78	$63	$314	$310
Valuation and Appraisal segment	123	10	340	60
UK Retail Stores segment	65	33	318	33
Total	$266	$106	$972	$403

	As of	As of
	September 30,	December 31,
	2013	2012
Total assets:
Auction and Liquidation segment	$56,369	$66,600
Valuation and Appraisal segment	9,168	10,165
UK Retail Stores segment	-	3,818
Total	$65,537	$80,583

The following table presents revenues by geographical area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Revenues - Services and fees:
United States	$10,082	$9,376	$38,343	$30,884
Europe	1,279	1,580	3,878	10,270
Total Revenues - Services and fees	11,361	10,956	42,221	41,154

Revenues - Sale of goods
United States	9,311	196	9,460	5,895
Europe	1,079	3,083	6,263	6,157
Total Revenues - Sale of goods	10,390	3,279	15,723	12,052

Total Revenues:
United States	19,393	9,572	47,803	36,779
Europe	2,358	4,663	10,141	16,427
Total Revenues - Services and fees	$21,751	$14,235	$57,944	$53,206

The following tables presents long-lived assets and identifiable assets by geographical area:

	As of	As of
	September 30,	December 31,
	2013	2012
Long-lived Assets - Property and Equipment, net:
United States	$961	$689
Europe	105	281
Total Long-lived Assets	$1,066	$970

Identifiable Assets:
United States	$56,076	$62,223
Europe	9,461	18,360
Total Long-lived Assets	$65,537	$80,583

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

Overview

We are a leading provider of asset disposition, valuation and appraisal, and real estate consulting services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional service firms throughout the United States, Canada and the United Kingdom. We operate our business in three segments: auction and liquidation solutions, valuation and appraisal services, and UK retail stores. Our auction and liquidation segment seeks to assist clients in maximizing return and recovery rates through the efficient disposition of assets and provide clients with capital advisory, financing and real estate consulting services. Such assets include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property. Our valuation and appraisal services segment provides our clients with independent appraisals in connection with asset-based loans, acquisitions, divestitures and other business needs. These services are provided to a wide range of retail, wholesale and industrial companies, as well as lenders, capital providers, private equity investors and professional service firms throughout the United States, Canada, and the United Kingdom.  Our UK retail stores segment was created from our investment in Shoon Trading Limited (“Shoon”) in May 2012 and the operating results of our UK retail stores segment includes the operations of ten retail shoe stores in the United Kingdom acquired in our acquisition of Shoon on May 4, 2012 through July 31, 2013.

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

Historically, revenues from our auction and liquidation segment have comprised a significant amount of our total revenues and operating profits. During the nine months ended September 30, 2013 and 2012, revenues from our auction and liquidation segment were 53.5% and 54.1% of total revenues, respectively.  Revenues we generate in the auction and liquidation segment vary significantly from quarter to quarter and have a significant impact on our operating results from period to period.

Recent Developments

In May 2012, we invested $0.1 million for a 44.4% interest in the common stock of Shoon, a shoe retailer with operations in the United Kingdom.  Shoon purchased the rights to operate the former Shoon internet business and retail stores that were in administration in the United Kingdom.  As part of the investment, we loaned Shoon approximately $1.3 million collateralized by retail inventory.  The loan has a maturity date of May 3, 2014 and bears interest at an annual rate of LIBOR plus 6.0%.  Interest is payable monthly.  We exercised our right to appoint a new Chairman of Shoon.  Together with our 44.4% ownership of the common stock of Shoon and our control of the majority of the board of directors, we had a controlling interest in Shoon and therefore consolidated Shoon’s operations with ours.  In August 2013, the Shoon shareholder agreement was amended and restated to eliminate our control rights.  As a result of this amendment, Shoon’s operating results are not consolidated with the Company’s for any periods after July 31, 2013.  Accordingly, we have consolidated the operations of Shoon and included their results of operations from May 4, 2012, the date of our investment through July 31, 2013, in our condensed consolidated statements of operations.  During the period January 1, 2013 through July 31, 2013, Shoon generated revenues of $6.2 million and an operating loss of $1.2 million.  During the period from May 4, 2012 through December 31, 2012, Shoon generated revenues of $10.2 million and operating income of $0.3 million.  The fair value of assets acquired exceeded consideration paid by approximately $1.4 million and resulted in a bargain purchase gain during the second quarter of 2012.

In August 2012, we were engaged to participate in a joint venture involving the liquidation of inventory for the going-out-of-business sale of 568 stores of women’s clothing retailer Fashion Bug in the United States, a subsidiary of Ascena Retail Group, Inc (“Ascena”).  The joint venture provided Fashion Bug with a minimum guarantee of amounts to be realized from the liquidation of inventory.  In connection with our portion of the guarantee, we provided a letter of credit to Fashion Bug in the amount of $6.7 million.  In January 2013, the liquidation sale of inventory was completed and the amounts realized from the liquidation of inventory exceeded the minimum guarantee.  In March 2013, the letter of credit provided to Fashion Bug was returned to us.  Revenues from services and fees as a result of our participation in the joint venture during the nine months ended September 30, 2013 was $8.1 million or 14.0% of total revenues during the nine months ended September 30, 2013.

In July 2013, we were engaged to liquidate the inventory of eight Orchard Supply Hardware stores.  In August 2013, our engagement was expanded to include the liquidation of an additional nine Orchard Supply Hardware stores.  We provided a minimum guarantee of amounts to be realized from the liquidation of inventory for the first eight stores and additional nine stores.  We completed the liquidation of the first eight stores in the third quarter of 2013 and the additional nine stores in October 2013.

On July 24, 2013, the lease purchase agreement for four oil rigs that were included in goods held for sale or auction at December 31, 2012 was amended, among other things, to eliminate the right of the lessor to return the oil rigs to us and stop making lease payments in the event the oil rigs were not in use for sixty consecutive days.  This amendment to the lease purchase agreement resulted in a change in the accounting for the lease from an operating lease to a sales-type lease.  As a result, we recorded revenues from sale of goods of $9.3 million and costs of goods sold of $7.4 million in accordance with the sales-type lease during the three months ended September 30, 2013.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, allowance for doubtful accounts, goods held for sale or auction, goodwill and other intangible assets, share-based compensation and income taxes can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended September 30, 2013.

Results of Operations

The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Condensed Consolidated Statements of Operations
(Dollars in thousands)

	Three Months Ended		Three Months Ended
	September 30, 2013		September 30, 2012
	Amount	%	Amount	%
Revenues:
Services and fees	$11,361	52.2%	$10,956	77.0%
Sale of goods	10,390	47.8%	3,279	23.0%
Total revenues	21,751	100.0%	14,235	100.0%

Operating expenses:
Direct cost of services	5,644	25.9%	4,844	34.0%
Cost of goods sold	8,240	37.9%	2,172	15.3%
Selling, general and administrative expenses	7,085	32.6%	7,878	55.3%
Total operating expenses	20,969	96.4%	14,894	104.6%
Operating income (loss)	782	3.6%	(659)	-4.6%
Other income (expense):
Interest income	31	0.1%	30	0.2%
Loss from equity investments	(143)	-0.7%	165	1.2%
Interest expense	(567)	-2.5%	(678)	-4.8%
Income (loss) before income taxes	103	0.5%	(1,142)	-8.0%
Benefit for income taxes	133	0.6%	375	2.6%
Net income (loss)	236	1.1%	(767)	-5.4%
Net loss attributable to noncontrolling interests	(130)	-0.6%	(220)	-1.6%
Net income (loss) attributable to Great American Group, Inc.	$366	1.7%	$(547)	-3.8%

Revenues. Total revenues increased $7.6 million, or 52.8%, to $21.8 million during the three months ended September 30, 2013 from $14.2 million during the three months ended September 30, 2012. The increase in revenues during the three months ended September 30, 2013 was primarily due to (a) an increase in revenues of $8.6 million in the auction and liquidation segment, and (b) an increase in revenues of $1.0 million in the valuation and appraisal services segment; offset by a decrease in revenues of $1.0 million in the UK retail store segment.  Revenues in the UK retail store segment during the third quarter of 2013 only includes sales of retail goods for the one month ended July 31, 2013 whereas the comparable period in 2012 includes sales of retail goods for the three months ended September 30, 2012.  In August 2013, the Shoon shareholder agreement was amended and restated to eliminate our control rights.  As a result of the amendment, Shoon’s operating results are not consolidated with the Company’s for any periods after July 31, 2013.

In the auction and liquidation segment, the increase in revenues of $8.6 million during the three months ended September 30, 2013 was primarily due to (a) an increase in revenues of $1.3 million related to revenues from fees earned on retail liquidations engagements in the United States and United Kingdom; (b) an increase in revenues from fees and the sales of goods of $7.0 million in our wholesale and industrial auction business; (c) an increase in revenues of $0.2 million from real estate consulting services from our GA Keen Realty Advisors division; and (d) an increase in revenues of $0.1 million from capital advisory services provided by our GA Capital division. The increase revenues from fees earned on retail liquidation engagements was primarily due to an increase in the number retail liquidation engagements in the third quarter of 2013 as compared to the same period in 2012.  The increase in revenues in our wholesale and industrial auction business in the third quarter of 2013 was primarily due to the revenues of $9.3 million that were recognized in connection with the sales-type lease for four oil rigs sales discussed above and in note 4 to the condensed consolidated financial statements.

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

Revenue and Gross Margin by Segment
(Dollars in thousands)

Auction and Liquidation Segment:

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Amount	%	Amount	%
Revenues:
Services and fees	$4,555	32.7%	$5,162	96.3%
Sale of goods	9,372	67.3%	196	3.7%
Total revenues	13,927	100.0%	5,358	100.0%
Direct cost of services	2,456	17.6%	2,032	37.9%
Cost of goods sold	7,573	54.4%	307	5.7%
Total operating expenses	10,029	72.0%	2,339	43.6%
Gross margin	$3,898	28.0%	$3,019	56.4%

Gross margin services and fees	46.1%		60.6%
Gross margin sales of goods	19.2%		-56.6%

Revenues in the auction and liquidation segment increased $8.6 million, to $13.9 million during the three months ended September 30, 2013 from $5.3 million during the three months ended September 30, 2012. Revenues from services and fees decreased to $4.6 million during the three months ended September 30, 2013, a decrease of $0.6 million, from $5.2 million during the three months ended September 30, 2012. The decrease in revenues from services and fees of $0.6 million was primarily due to (a) a decrease in revenues from lending activities of $0.5 million; (b) a decrease in service and fee revenues of $2.2 million earned in our wholesale and industrial auction business.  These decreases were offset by increases in (a) revenues of $1.5 million from services and fees earned on retail liquidation and consulting engagements in the United States; (b) revenues from services and fees of $0.2 million from real estate consulting services from our GA Keen Realty Advisors division; and (c) revenues from services and fees of $0.2 million from capital advisory services provided by our GA Capital division. The revenues from lending activities during the three months ended September 30, 2012 included interest income of $0.1 million and amortization of discount of $0.4 million on a loan receivable.  There were no lending activities that generated financing revenues during the three months ended September 30, 2013.  The decrease in services and fees revenue in the wholesale and industrial auction business was primarily due to a decrease in number of engagements during the third quarter of 2013 as compared to the same period in 2012.  The increase in revenues from our GA Keen Realty Advisors division in 2013 was primarily due to an increase in the number of real estate consulting engagements during the third quarter of 2013 as compared to the same period in 2012.  Revenues from retail liquidation engagements in the United States increased in the third quarter of 2013 primarily due to revenues from fees and expenses from the liquidation of eight Orchard Supply Hardware stores.

Revenues from gross sales of goods increased to $9.4 million during the three months ended September 30, 2013 from $0.2 million during the three months ended September 30, 2012.  The increase in revenues from the sale of goods was primarily due to the $9.3 million related to the sale of four oil rigs in the third quarter of 2013 that was included in goods held for sale or auction at December 31, 2012 as more fully discussed above and in note 4 to the condensed consolidated financial statements.

Gross margin in the auction and liquidation segment for services and fees decreased to 46.1% of revenues during the three months ended September 30, 2013, as compared to 60.6% of revenues during the three months ended September 30, 2012.  The decrease in gross margin was primarily due to the impact of having no financing revenues from lending activities during the three months ended September 30, 2013 as compared to the $0.5 million of revenues from lending activities that was earned during the three months ended September 30, 2012.  There were no corresponding direct costs of sales associated with the financing revenues that were earned from lending activities in 2012.  Direct costs of services increased to $2.4 million during the three months ended September 30, 2013, as compared to $2.0 million during the three months ended September 30, 2012.  The increase in direct costs was primarily due to an increase in direct costs related to retail liquidation engagements where we contractually bill fees and expenses in 2013 as compared to the same period in 2012.

Gross margin from the sales of goods was 19.2% on the $9.4 million of sales of goods during the three months ended September 30, 2013 as compared to a negative gross margin of 56.6% on the $0.2 million of sales of goods during the during the same quarter in the prior year.  The increase in the gross margin from the sales of goods in the three months ended September 30, 2013 as compared to the same period in 2012 was primarily due to the gross margin earned from the sale of four oil rigs.  The gross margins from the sales of goods fluctuates widely from period to period based upon the volume and mix of goods that we take title to in our wholesale auction and liquidation business.  These fluctuations make predictions regarding the expected trends in gross margin from the sales of goods inherently uncertain.

Valuation and Appraisal Segment:

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Amount	%	Amount	%
Revenues - Services and fees	$6,806	100.0%	$5,794	100.0%
Direct cost of services	3,188	46.8%	2,812	48.5%
Gross margin	$3,618	53.2%	$2,982	51.5%

Revenues in the valuation and appraisal segment increased $1.0 million, or 17.5%, to $6.8 million during the three months ended September 30, 2013 from $5.8 million during the three months ended September 30, 2012. The increase in revenues was primarily due to (a) an increase in revenues of $0.5 million related to appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors; (b) an increase in revenues of $0.3 million for appraisals for machinery and equipment; and (c) an increase in revenues of $0.2 million as a result of the expansion of the appraisal operations in the United Kingdom.

Gross margins in the valuation and appraisal segment increased to 53.2% of revenues during the three months ended September 30, 2013 as compared to 51.5% of revenues during the three months ended September 30, 2012. Gross margins were favorably impacted by the increase in revenue and productivity in the third quarter of 2013 as compared to the same period in 2012.

UK Retail Stores Segment:

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Amount	%	Amount	%
Revenues:
Sale of retail goods	$1,018	100.0%	$3,083	100.0%
Cost of goods sold	667	65.5%	1,865	60.5%
Gross margin	$351	34.5%	$1,218	39.5%

Sale of retail goods and cost of goods sold in the UK retail stores segment are from the operation of ten retail stores and internet operations of Shoon in the United Kingdom. The operations of the UK retail stores segment in the third quarter of 2013 include sales of retail goods and cost of goods sold for the one month ended July 31, 2013 whereas the comparable period in 2012 includes sales of retail goods and cost of goods sold for the three months ended September 30, 2012.  In August 2013, the Shoon shareholder agreement was amended and restated to eliminate our control rights.  As a result of this amendment, Shoon’s operating results are not consolidated with the Company’s for any periods after July 31, 2013.  The gross margin was 34.5% in 2013, a decrease from the 39.5% gross margin for the three months ended September 30, 2012.  The decrease in gross margin was primarily due to a decrease in average selling prices as the result of the discounting of out-of-season inventory in 2013 as compared to prior year.

Operating Expenses

Direct Costs of Services. Total direct costs of services increased $0.8 million, or 16.5%, to $5.6 million during the three months ended September 30, 2013 from $4.8 million during the three months ended September 30, 2012. The increase was comprised of an increase in direct cost of services of $0.4 million in the auction and liquidation segment and $0.4 million in the valuation and appraisal services segment.  Direct costs of services in the auction and liquidation segment increased $0.4 million, or 20.9%, to $2.4 million during the three months ended September 30, 2013 from $2.0 million during the three months ended September 30, 2012.  The increase was primarily due to an increase in the number of fee type engagements in the auction and liquidation segment in 2013 where we contractually bill fees and reimbursed expense fees as compared to the same period in 2012.  Direct costs of services in the valuation and appraisal services segment increased $0.4 million, or 13.4%, to $3.2 million during the three months ended September 30, 2013 from $2.8 million during the three months ended September 30, 2012. The increase was primarily due to an increase in headcount that resulted in an increase in salaries, wages and benefits in the third quarter of 2013 as compared to the same period in 2012.

Cost of Goods Sold. Cost of goods sold increased $6.1 million to $8.2 million during the three months ended September 30, 2013 from $2.1 million during the three months ended September 30, 2012.  The increase in cost of goods sold was primarily due to an increase in cost of goods sold of $7.3 million in the auction and liquidation segment, offset by a decrease in cost of goods sold of $1.2 million in the UK retail stores segment.  Cost of goods sold in the auction and liquidation segment increased to $7.6 million during the three months ended September 30, 2013 as compared to $0.3 million during the three months ended September 30, 2012.  The increase in costs of goods sold in the auction and liquidation segment was primarily due to the cost of goods sold of $7.4 million relating to the sale of four oil rigs during the third quarter of 2013.  Cost of goods sold in the UK retail stores segment decreased to $0.7 million during the three months ended September 30, 2013 as compared to $1.9 million during the three months ended September 30, 2012.  The decrease in costs of goods sold in the UK retail store segment was primarily due to the inclusion of only one month of costs in the 2013 period due to the deconsolidation of Shoon discussed above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended September 30, 2013 and 2012 were comprised of the following:

Selling, General and Administrative Expenses by Segment

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012		Change
	Amount	%	Amount	%	Amount	%
Auction and liquidation	$1,925	27.2%	$2,268	28.8%	$(343)	-15.1%
Valuation and appraisal	2,092	29.5%	1,596	20.3%	496	31.1%
UK retail stores	644	9.1%	1,644	20.9%	(1,000)	-60.8%
Corporate and other	2,424	34.2%	2,370	30.0%	54	2.3%
Total selling, general & administrative expenses	$7,085	100.0%	$7,878	100.0%	$(793)	-10.1%

Total selling, general and administrative expenses decreased $0.8 million, or 10.1%, to $7.1 million during the three months ended September 30, 2013 from $7.9 million for the three months ended September 30, 2012. The decrease was primarily due to (a) an increase in selling, general and administrative expenses of $0.5 million in the valuation and appraisal segment; offset by a decrease in selling, general and administrative expenses of $1.0 million in the UK retail store segment and a decrease in selling and administrative expenses of $0.4 million in the auction and liquidation segment.

Selling, general and administrative expenses in the auction and liquidation segment decreased $0.4 million, or 15.1%, to $1.9 million during the three months ended September 30, 2013 from $2.3 million for the three months ended September 30, 2012. The decrease was primarily due to a decrease in operating expenses in our wholesale and industrial auction business.

Selling, general and administrative expenses in the valuation and appraisal services segment increased $0.5 million, or 31.1%, to $2.1 million during the three months ended September 30, 2013 from $1.6 million for the three months ended September 30, 2012. The increase was primarily due to an increase in headcount in administrative functions in the valuation and appraisal segment and the expansion of the appraisal operations in the United Kingdom.  Selling, general and administrative expenses for the UK retail store segment decreased to $0.6 million during the three months ended September 30, 2013 compared to $1.6 million during the three months ended September 30, 2012.  The decrease in selling general and administrative expenses in the UK retail store segment was primarily due to the inclusion of only one month of costs in the 2013 period due to the deconsolidation of Shoon discussed above.  Selling, general and administrative expenses for corporate and other was $2.4 million during each of the three month periods ended September 30, 2013 and 2012.

Other Income (Expense). Other expense was $0.1 million during the three months ended September 30, 2013 compared to other income of $0.2 million during the three months ended September 30, 2012.  Other expense included a $0.1 million loss from our equity investment in Shoon during the three months ended September 30, 2013.  During the three months ended September 30, 2012, other income included $0.2 million from our equity investment in Great American Real Estate, LLC.

Interest Expense. Interest expense was $0.6 million during the three months ended September 30, 2013, a decrease of $0.1 million from $0.7 million during the three months ended September 30, 2012.  The decrease in interest expense during the three month months ended September 30, 2013 was primarily the results of a decrease in interest expense on the notes payable to the Great American Members and Phantom Equityholders as a result of the decrease in the principal balance of $1.7 million on July 31, 2013 from the annual principal payment to the Phantom Equityholders.

Income (Loss) Before Income Taxes. Income before income taxes was $0.1 million during the three months ended September 30, 2013 compared to a loss before income taxes of $1.1 million during the three months ended September 30, 2012.  The increase in income before income taxes was primarily due to an increase in operating income earned in our auction and liquidation segment during the three months ended September 30, 2013 as compared to the same period in 2012.  The increase in operating income during the three months ended September 30, 2013 was primarily due to the profit of $1.8 million earned on the sale of the four oil rigs as more fully discussed in note 4 to the condensed consolidated financial statement.

Benefit (Provision) For Income Taxes. Benefit for income taxes was $0.1 million during the three months ended September 30, 2013 compared to $0.4 million during the three months ended September 30, 2012.  The effective income tax rate was a benefit of 129.1% during the three months ended September 30, 2013 compared a benefit of 32.8% during the three months ended September 30, 2012.  The increase in the benefit rate in 2013 was primarily due to the tax benefit recorded related to foreign taxes on the losses incurred in the United Kingdom.

Net Income (Loss) Attributable to Noncontrolling Interest. Net loss attributable to noncontrolling interests was $0.1 million during the three months ended September 30, 2013 as compared to $0.2 million during the three months ended September 30, 2012.  The net income (loss) attributable to noncontrolling interests represents the proportionate share of net income (loss) generated by Shoon and Great American Global Partners, LLC that we do not own.

Net Income (Loss) Attributable to the Company. Net income attributable to the Company for the three months ended September 30, 2013 was $0.4 million compared to a net loss attributable to the Company of $0.5 million during the three months ended September 30, 2012. The increase in net income attributable to the Company during the three months ended September 30, 2013 as compared to the same period in 2012 was primarily due an increase in operating income earned in our auction and liquidation segment during the three months ended September 30, 2013 and as compared to the same period in 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Condensed Consolidated Statements of Operations
(Dollars in thousands)

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Amount	%	Amount	%
Revenues:
Services and fees	$42,221	72.9%	$41,154	77.3%
Sale of goods	15,723	27.1%	12,052	22.7%
Total revenues	57,944	100.0%	53,206	100.0%
Operating expenses:
Direct cost of services	17,431	30.1%	16,097	30.3%
Cost of goods sold	11,273	19.5%	8,449	15.9%
Selling, general and administrative expenses	28,048	48.3%	26,155	49.1%
Total operating expenses	56,752	97.9%	50,701	95.3%
Operating income	1,192	2.1%	2,505	4.7%
Other income (expense):
Interest income	38	0.1%	186	0.3%
Loss from equity investments	(158)	-0.4%	45	0.1%
Gain from bargain purchase	-	0.0%	1,366	2.6%
Interest expense	(1,838)	-3.1%	(1,951)	-3.7%
Income (loss) before income taxes	(766)	-1.3%	2,151	4.0%
Benefit (provision) for income taxes	342	0.6%	(387)	-0.7%
Net income (loss)	(424)	-0.7%	1,764	3.3%
Net income (loss) attributable to noncontrolling interests	(548)	-0.9%	625	1.2%
Net income (loss) attributable to Great American Group, Inc.	$124	0.2%	$1,139	2.1%

Revenues. Total revenues increased $4.7 million, or 8.9%, to $57.9 million during the nine months ended September 30, 2013 from $53.2 million during the nine months ended September 30, 2012. The increase in revenues during the nine months ended September 30, 2013 was primarily due to (a) an increase in revenues of $2.2 million in the auction and liquidation segment; (b) an increase in revenues of $2.2 million in the valuation and appraisal services segment; and (c) an increase in revenues of $0.3 million; in the UK retail stores segment.  Revenues in the UK retail store segment during 2013 only includes sales of retail goods for the seven months ended July 31, 2013 and the comparable period in 2012 includes sales of retail goods for the period from May 4, 2012 (the date of acquisition of Shoon) through September 30, 2012.  In August 2013, the shareholder agreement of Shoon was amended and restated to eliminate our control rights.  As a result of the amendment, Shoon’s operating results are not  consolidated with the Company’s for any periods after July 31, 2013.

In the auction and liquidation segment, the increase in revenues of $2.2 million during the nine months ended September 30, 2013 was primarily due to (a) an increase in revenues of $1.6 million related to revenues from fees earned on retail liquidations engagements in the United States and United Kingdom; (b) an increase in revenues from fees and the sales of goods of $2.8 million in our wholesale and industrial auction business; (c) an increase in revenues of $0.5 million from capital advisory services provided by our GA Capital division; offset by a decrease in revenues of $2.7 million from real estate consulting services from our GA Keen Realty Advisors division.  The increase in revenues from fees earned on retail liquidation engagements was primarily due to an increase in the number retail liquidation engagements in 2013 as compared to the same period in 2012.  The increase in revenues in our wholesale and industrial auction business in 2013 was primarily due to an increase in revenues of $3.6 million from the sales of goods; offset by a decrease in revenues from services and fees of $0.8 million since there have been fewer fee and commission type wholesale and industrial auction engagements in 2013 as compared to the same period in 2012.  The decrease in revenues from our GA Keen Realty Advisors division was primarily due to fewer real estate consulting engagements during the nine months ended September 30, 2013 as compared to the same period in 2012.

The increase in revenues of $2.2 million in the valuation and appraisal services segment was primarily due to an increase in revenues related to (a) appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors, (b) an increase in revenues for appraisals for machinery and equipment, and (c) the expansion of our appraisal operations in the United Kingdom.

Revenue and Gross Margin by Segment
(Dollars in thousands)

Auction and Liquidation Segment:

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Amount	%	Amount	%
Revenues:
Services and fees	$21,462	69.3%	$22,634	78.6%
Sale of goods	9,521	30.7%	6,159	21.4%
Total revenues	30,983	100.0%	28,793	100.0%
Direct cost of services	7,755	25.0%	7,738	26.9%
Cost of goods sold	7,707	24.9%	5,054	17.6%
Total operating expenses	15,462	49.9%	12,792	44.5%
Gross margin	$15,521	50.1%	$16,001	55.5%

Gross margin services and fees	63.9%		65.8%
Gross margin sales of goods	19.1%		17.9%

Revenues in the auction and liquidation segment increased $2.2 million, or 7.6%, to $31.0 million during the nine months ended September 30, 2013 from $28.8 million during the nine months ended September 30, 2012. Revenues from services and fees decreased to $21.5 million during the nine months ended September 30, 2013, a decrease of $1.1 million from $22.6 million during the nine months ended September 30, 2012.

The decrease in revenues from services and fees of $1.1 million was primarily due to (a) a decrease in revenues from lending activities of $4.7 million; (b) a decrease in revenues from services and fees of $2.7 million from real estate consulting services from our GA Keen Realty Advisors division; (c) a decrease in revenues of $2.3 million from services and fees earned on retail liquidation and consulting engagements in the United Kingdom; and (d) a decrease in revenues of $0.8 million from services and fees in our wholesale and industrial auction division.  These decreases were offset by (a) an increase in revenues of $8.9 million from services and fees earned on retail liquidation and consulting engagements in the United States; and (b) an increase in revenues from services and fees of $0.5 million from capital advisory services provided by our GA Capital division. The revenues from lending activities during the nine months ended September 30, 2012 included interest income of $0.6 million and amortization of discount of $4.1 million on a loan receivable related to lending activities in the United Kingdom.  There were no lending activities that generated financing revenues during the nine months ended September 30, 2013.  The decrease in services and fees revenue in the wholesale and industrial auction business was primarily due to a decrease in number of engagements during 2013 as compared to the same period in 2012.   The decrease in revenues from our GA Keen Realty Advisors division in 2013 was primarily due to a decrease in the number of real estate consulting engagements during 2013 as compared to the same period in 2012.  The increase in revenues from services and fees for retail liquidation engagements in the United States during the nine months ended September 30, 2013 included revenues of $8.1 million due to our participation in the joint venture involving the liquidation of inventory for the going-out-of-business sale of 568 stores of women’s clothing retailer Fashion Bug.  The increase in revenues from lending activities related to our GA Capital division was primarily due to an increase in fees earned during the nine months ended September 30, 2013 as compared to the same period in 2012.

Revenues from gross sales of goods increased to $9.5 million during the nine months ended September 30, 2013 from $6.2 million during the nine months ended September 30, 2012.  The increase in revenues from the sale of goods during the nine months ended September 30, 2013 includes revenues of $9.3 million related to the sale of four oil rigs in the third quarter of 2013 that was included in goods held for sale or auction at December 31, 2012 as more fully discussed above and in note 4 to the condensed consolidated financial statements.  The revenues from the sales of the four oil rigs was offset by a decrease in revenues from other sales of goods where we held title to the goods in our wholesale and industrial auction division since our wholesale and industrial engagements during the nine months ended September 30, 2013 were primarily comprised of engagements where we earn fees from buyer’s premiums as compared to the prior year.

Gross margin in the auction and liquidation segment for services and fees decreased to 63.9% of revenues during the nine months ended September 30, 2013, as compared to 65.8% of revenues during the nine months ended September 30, 2012.  The gross margin for the nine months ended September 30, 2013 included the revenues earned from fees from our participation in the joint venture involving the liquidation of inventory for the going-out-of-business sale of 568 stores of the women’s clothing retailer Fashion Bug in the United States.  The liquidation of Fashion Bug required the joint venture to provide a minimum recovery value of inventory to be realized from the liquidation engagement.  We typically earn higher margins on these types of engagements where we provide a minimum recovery value for goods sold as compared to fee and commission engagements.

Gross margin from the sales of goods where we held title was 19.1% during the nine months ended September 30, 2013 a slight increase from the 17.9% gross margin during the nine months ended September 30, 2012.  The increase in our gross margin during the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily due to the gross margin earned from the sale of four oil rigs.  The gross margins from the sales of goods fluctuates widely from period to period based upon the volume and mix of goods that we take title to in our wholesale auction and liquidation business.  These fluctuations make predictions regarding the expected trends in gross margin from the sales of goods inherently uncertain.

Valuation and Appraisal Segment:

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Amount	%	Amount	%

Revenues - Services and fees	$20,759	100.0%	$18,520	100.0%
Direct cost of services	9,676	46.6%	8,359	45.1%
Gross margin	$11,083	53.4%	$10,161	54.9%

Revenues in the valuation and appraisal segment increased $2.3 million, or 12.1%, to $20.8 million during the nine months ended September 30, 2013 from $18.5 million during the nine months ended September 30, 2012. The increase in revenues was primarily due to (a) an increase in revenues of $0.3 million related to appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors; (b) an increase in revenues of $1.2 million for appraisals for machinery and equipment and intellectual property; and (c) an increase in revenues of $0.8 million as a result of the expansion of the appraisal operations in the United Kingdom.

Gross margins in the valuation and appraisal segment decreased to 53.4% of revenues during the nine months ended September 30, 2013 as compared to 54.9% of revenues during the nine months ended September 30, 2012. Gross margins were unfavorably impacted by the increase in headcount that resulted in an increase in salaries, wages and benefits in 2013 as compared to the same period in 2012.

UK Retail Stores Segment:

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Amount	%	Amount	%
Revenues:
Sale of retail goods	$6,202	100.0%	$5,893	100.0%
Cost of goods sold	3,566	57.5%	3,395	57.6%
Gross margin	$2,636	42.5%	$2,498	42.4%

Sale of retail goods and cost of goods sold in the UK retail stores segment are from the operation of ten retail stores and internet operations of Shoon in the United Kingdom. The operations of the UK retail stores segment in 2013 include sales of retail goods and cost of goods sold for the seven months ended July 31, 2013 and the comparable period in 2012 only includes sales of retail goods and cost of goods sold from the date of our acquisition of Shoon on May 4, 2012 through September 30, 2012.  In August 2013, the shareholder agreement of Shoon was amended and restated to eliminate our control rights.  As a result of this amendment, Shoon’s operating results are not consolidated with the Company’s for any periods after July 31, 2013.  The gross margin was 42.5% in 2013, a slight increase from the 42.4% gross margin for the period from May 4, 2012 (the date of acquisition of Shoon) through September 30, 2012.  The increase in gross margin in 2013 was primarily due to an increase in average selling prices.

Operating Expenses

Direct Costs of Services. Total direct costs of services increased $1.3 million, or 8.3%, to $17.4 million during the nine months ended September 30, 2013 from $16.1 million during the nine months ended September 30, 2012. The increase was comprised of an increase in direct cost of services of $1.3 million in the valuation and appraisal services segment.  Direct costs of services in the auction and liquidation segment were $7.8 million during each of the nine month periods ended September 30, 2013 and 2012.  Direct costs of services in the valuation and appraisal services segment increased $1.3 million, or 15.8%, to $9.7 million during the nine months ended September 30, 2013 from $8.4 million during the nine months ended September 30, 2012. The increase was primarily due to an increase in headcount that resulted in an increase in salaries, wages and benefits in 2013 as compared to the same period in 2012.

Cost of Goods Sold. Cost of goods sold increased $2.8 million to $11.3 million during the nine months ended September 30, 2013 from $8.5 million during the nine months ended September 30, 2012.  The increase in cost of goods sold was primarily due to an increase in cost of goods sold of $2.6 million in the auction and liquidation segment and an increase in cost of goods sold of $0.2 million in the UK retail stores segment.  Cost of goods sold in the auction and liquidation segment increased to $7.7 million during the nine months ended September 30, 2013 as compared to $5.1 million during the nine months ended September 30, 2012.  The increase in costs of goods sold in the auction and liquidation segment was primarily due to the cost of goods sold of $7.4 million relating to the sale of four oil rigs during the third quarter of 2013.  Cost of goods sold in the UK retail stores segment increased to $3.6 million during the nine months ended September 30, 2013 as compared to $3.4 million during the nine months ended September 30, 2012.  The increase in costs of goods sold in the UK retail store segment was primarily due to the UK retail store segment consisting of the operations of Shoon for the seven months ended July 31, 2013 due to the deconsolidation of Shoon discussed above whereas the comparable period in 2012 includes sales of retail goods for the period from May 4, 2012 (the date of acquisition of Shoon) through September 30, 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the nine months ended September 30, 2013 and 2012 were comprised of the following:

Selling, General and Administrative Expenses by Segment

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012		Change
	Amount	%	Amount	%	Amount	%
Auction and liquidation	$8,901	31.8%	$10,340	39.5%	$(1,439)	-13.9%
Valuation and appraisal	6,452	23.0%	5,104	19.5%	1,348	26.4%
UK retail stores	3,818	13.6%	2,714	10.4%	1,104	40.7%
Corporate and other	8,877	31.6%	7,997	30.6%	880	11.0%
Total selling, general & administrative expenses	$28,048	100.0%	$26,155	100.0%	$1,893	7.2%

Total selling, general and administrative expenses increased $1.9 million, or 7.2%, to $28.0 million during the nine months ended September 30, 2013 from $26.1 million for the nine months ended September 30, 2012. The increase was primarily due to (a) an increase in selling, general and administrative expenses of $1.3 million in the valuation and appraisal segment; (b) an increase in selling, general and administrative expenses of $1.1 million in the UK Retail stores segment; and (c) an increase in selling, general and administrative expenses of $0.9 million in corporate and other.  These increases were partially offset by a decrease in selling, general and administrative expenses of $1.4 million in the auction and liquidation segment.

Selling, general and administrative expenses in the auction and liquidation segment decreased $1.4 million, or 13.9%, to $8.9 million during the nine months ended September 30, 2013 from $10.3 million for the nine months ended September 30, 2012. The decrease was primarily due to a decrease in payroll and related expenses from profit sharing bonuses that were accrued in 2012 for our retail liquidation operations in the United Kingdom and GA Keen Realty Advisors division.

Selling, general and administrative expenses in the valuation and appraisal services segment increased $1.3 million, or 26.4%, to $6.4 million during the nine months ended September 30, 2013 from $5.1 million for the nine months ended September 30, 2012. The increase was primarily due to an increase in headcount in administrative functions in the valuation and appraisal segment that resulted in an increase in payroll and related expenses of $0.5 million and an increase in operating expenses of $0.8 million from the expansion of our appraisal operation in the United Kingdom.  Selling, general and administrative expenses for the UK retail store segment increased $1.1 million to $3.8 million during the nine months ended September 30, 2013 from $2.7 million during the prior year.  During the nine months ended September 30, 2013, the operations of the UK retail store segment included seven months of operating expenses due to the deconsolidation of Shoon discussed above and during the comparable period in 2012 only included five months of operating expenses.  Selling, general and administrative expenses for corporate and other increased $0.9 million, or 11.0%, to $8.9 million during the nine months ended September 30, 2013 from $8.0 million for the nine months ended September 30, 2012. The increase was primarily due to an increase in payroll and related expenses related to contractually required severance costs incurred in April 2013 as a result of the departure of our former chief financial officer.

Other Income (Expense). Other expense was $0.2 million during the nine months ended September 30, 2013 compared to other income of $1.6 million during the nine months ended September 30, 2012.  During the nine months ended September 30, 2012, other income included $1.4 million of gain from bargain purchase as a result of the Shoon acquisition on May 4, 2012, where the net assets acquired exceeded the consideration paid, interest income of $0.2 million, and income of less than $0.1 million from our equity investment in Great American Real Estate, LLC (“GARE”).

Interest Expense. Interest expense was $1.8 million during the nine months ended September 30, 2013, a decrease of $0.2 million from $2.0 during the nine months ended September 30, 2012.  The decrease in interest expense during the nine months ended September 30, 2013 was primarily the results of a decrease in interest expense on the notes payable to the Great American Members and Phantom Equityholders as a result of the decrease in the principal balance of $1.7 million on July 31, 2013 from the annual principal payment to the Phantom Equityholders.

Income (Loss) Before Income Taxes. Loss before income taxes was $0.8 million during the nine months ended September 30, 2013 compared to income before income taxes of $2.1 million during the nine months ended September 30, 2012.  The decrease in income before income taxes was primarily due to the consolidation of Shoon’s operating loss of $1.1 million for the seven months ended July 31, 2013 and $0.1 million loss from our equity investment in Shoon for the period from August 1, 2013 to September 30, 2013.  As described above, in August 2013 we no longer controlled Shoon and their results from operations were included in income loss from equity investments on a prospective basis.  The income before income taxes in 2012 included a gain from bargain purchase in the amount of $1.4 million related to acquisition of Shoon in May 2012.

Benefit (Provision) For Income Taxes. Benefit for income taxes was $0.3 million during the nine months ended September 30, 2013 compared to a provision for income taxes of $0.4 million during the nine months ended September 30, 2012.  The effective income tax rate was a benefit of 44.6% during the nine months ended September 30, 2013 compared to an effective income tax rate of 18.0% during the nine months ended September 30, 2012.  The benefit for income taxes in 2013 is primarily related to the losses we incurred in the United Kingdom in our UK retail store segment.

Net Income (Loss) Attributable to Noncontrolling Interest. Net loss attributable to noncontrolling interests was $0.5 million during the nine months ended September 30, 2013 as compared to net income attributable to noncontrolling interests of $0.6 million during the same period in 2012.  Net income (loss) attributable to noncontrolling interests represents the proportionate share of net income (loss) generated by Shoon and Great American Global Partners, LLC that we do not own.

Net Income Attributable to the Company. Net loss attributable to the Company for the nine months ended September 30, 2013 was $0.1 million compared to net income of $1.1 million during the nine months ended September 30, 2012. The decrease in net income during the nine months ended September 30, 2013 was primarily due to (a) a $0.4 million decrease in operating income earned in our three operating segments in 2013; (b) an increase corporate overhead of $0.9 million that primarily related to contractually required severance costs from the departure of our former chief financial officer in April 2013; (c) the impact of the benefit for income taxes in 2013 as compared to the provision for income taxes in 2012; and (d) the amount reported for the net income (loss) attributable to noncontrolling interests.

Liquidity and Capital Resources

Our operations have been funded through a combination of existing cash on hand, operating profits generated from operations, borrowings under our revolving credit facility and special purposes financing arrangements. During the nine months ended September 30, 2013 we generated net income of $0.1 million and during the year ended December 31, 2012 we generated net income of $3.5 million.  Our cash flows and profitability are impacted by the number and size of retail liquidation engagements performed on a quarterly and annual basis.  Our cash flow from operations is also impacted by the interest expense and debt service requirements on the $50.5 million of subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders outstanding as of September 30, 2013.  On July 31, 2013, principal payments totaling $1.7 million were paid to the Phantom Equityholders in accordance with the terms of the subordinated, unsecured promissory notes.  We used cash from operations during the nine months ended September 30, 2013 of $2.2 million and we generated cash from operations of $3.7 million during the year ended December 31, 2012.

As of September 30, 2013, we had $14.0 million of unrestricted cash, $2.5 million of restricted cash, and $1.3 million of borrowings outstanding on our revolving credit facility and no borrowings outstanding under the asset based credit facility. We believe that our current cash and cash equivalents, funds available under our asset-based credit facility and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and service interest and principal payments due on our long term debt.

Cash Flow Summary

	Nine Months Ended September 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$(2,038)	$15,577
Investing activities	4,238	(5,446)
Financing activities	(6,869)	(6,460)
Effect of foreign currency on cash	(83)	282
Net increase (decrease) in cash and cash equivalents	$(4,752)	$3,953

Cash used by operating activities was $2.0 million for the nine months ended September 30, 2013, a decrease of $17.6 million from $15.6 million of cash generated from operations for the nine months ended September 30, 2012. Cash provided by operating activities in the nine months ended September 30, 2012 included the collection of the loan receivable in the amount of $8.3 million that was outstanding at December 31, 2011. There were no similar lending activities during the nine months ended September 30, 2013.  Net cash provided by investing activities was $4.2 million for the nine months ended September 30, 2013 compared to cash used in investing activities of $5.4 million during the nine months ended September 30, 2012.  Net cash provided by investing activities during the nine months ended September 30, 2013 was primarily comprised of (a) $5.4 million decrease in restricted cash returned us in the first quarter of 2013 that was originally issued in September 2012 to collateralize letters of credit for a retail liquidation engagement, (b) $0.6 million of cash collected from the note receivable – related party, offset by $1.0 million of cash used to purchase property and equipment.  Cash used in financing activities was $6.9 million for the nine months ended September 30, 2013 compared to cash used in financing activities of $6.5 million during the nine months ended September 30, 2012. Cash used in financing activities for the nine months ended September 30, 2013 consisted of (a) $2.5 million of principal payments on our notes payable; (b) $1.0 million of repayments on the accounts receivable revolving line of credit; (c) $1.7 million of principal payments on our note payable to the Phantom Equityholders and (d) $1.6 million of distributions to noncontrolling interests.

Credit Agreements

From time to time, we utilize our asset based credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. Subject to certain limitations and offsets, we are permitted to borrow up to $100.0 million under the credit facility; however, borrowings under the credit facility are only made at the discretion of the lender. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. The credit facility also provides for success fees in the amount of 5% to 20% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related credit agreement.  We typically seek borrowings on an engagement-by- engagement basis.  Following our renewal of the credit facility on July 15, 2013, the credit facility expires in July 2018; however, borrowings under the credit facility are generally required to be repaid within 180 days. The credit agreement governing the credit facility contains certain covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. At September 30, 2013 and December 31, 2012, there was no outstanding balance under the credit facility for borrowings.  At September 30, 2013 and December 31, 2012, there were outstanding letters of credit under the credit facility for a retail liquidation engagement in the amount of $2.2 million and $6.7 million, respectively.  The letters of credit in the amount of $6.7 million that were outstanding at December 31, 2012 were returned to us during the first quarter of 2013.

On May 29, 2008, Great American Group Energy Equipment, LLC (“GAGEE”) entered into a credit agreement to finance the purchase of oil rigs and other equipment related to the oil exploration business to be sold at auction or liquidation. Under the original credit agreement, the principal amount of the loan was $12.0 million and borrowings bear interest at a rate of 20% per annum. The loan is collateralized by the oil rigs and other equipment related to the oil exploration business that was purchased with the proceeds from the loan. GAGEE is required to make principal and interest payments from proceeds from the sale of the oil rigs and other equipment related to the oil exploration business. GAGEE is a special purpose entity created to purchase the oil rigs and other equipment related to the oil exploration business, whose assets consist only of the oil rigs and other equipment related to the oil exploration business in question and whose liabilities are limited to the lenders’ note and certain operational expenses related to this transaction. Under the Third Amendment to the Credit Agreement dated March 19, 2012, the maturity date of the note payable was extended to December 31, 2012 with an interest rate of 0% through maturity. GAGEE entered into a Fourth Amendment to the Credit Agreement effective December 31, 2012 which extended the maturity date of the note payable to December 31, 2013 and the interest rate remained at 0% through maturity.  The Third and Fourth Amendments to the Credit Agreement also provided for the lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable.  During the year ended December 31, 2012, one oil rig with a net book value of $1.8 million at December 31, 2011 was sold for cash and $1.7 million of the proceeds from the sale was used to pay the Lenders to reduce the note payable balance.  During the nine months ended September 30, 2013, $2.5 million of lease payments collected from the operating and sales-type lease for four oil rigs was used to reduce the outstanding note payable balance to $7.1 million at September 30, 2013 from $9.5 million at December 31, 2012.  Proceeds collected from the lease finance receivable in the amount of $8.3 million at September 30, 2013 and goods held for sale of $2.7 million at September 30, 2013 continue to serve as collateral in GAGEE for the repayment of the note payable.  GAG, LLC guaranteed GAGEE’s liabilities to the lenders up to a maximum of $1.2 million. GAG, LLC made a payment of $1.2 million on October 9, 2009 in full satisfaction of its guaranty under the credit agreement, which reduced the principal amount of borrowings and interest due under the credit agreement. The credit agreement does not provide for other recourse against us, GAG, LLC or any of our other subsidiaries.

Accounts Receivable Line of Credit

On May 17, 2011, one of our majority owned subsidiaries entered into an Accounts Receivable Line of Credit with a finance company. The Accounts Receivable Line of Credit is collateralized by the accounts receivable of our majority owned subsidiary and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Accounts Receivable Line of Credit, with maximum borrowings not to exceed $2.0 million. The interest rate under the Accounts Receivable Line of Credit is the prime rate plus 2%, payable monthly in arrears. The Accounts Receivable Line of Credit was amended effective February 3, 2012 and the maximum borrowings allowed increased from $2.0 million to $3.0 million. The maturity date of the Accounts Receivable Line of Credit is February 3, 2014 and the maturity date may be extended for successive periods equal to one year, unless our majority owned subsidiary gives the finance company written notice of its intent to terminate the Accounts Receivable Line of Credit at least thirty days prior to the maturity date. The finance company has the right to terminate the Accounts Receivable Line of Credit at its sole discretion upon giving sixty days’ prior written notice. GAG, LLC entered into a limited continuing guaranty of our majority owned subsidiary’s obligations under the Accounts Receivable Line of Credit. Borrowings outstanding under the Accounts Receivable Line of Credit were $1.3 million and $2.3 million at September 30, 2013 and December 31, 2012, respectively.

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

As of September 30, 2013 and December 31, 2012, there was $48.8 million in aggregate principal amount outstanding owed to the Great American Members, all of which accrues interest at 3.75%. As of September 30, 2013, there was $1.7 million in aggregate principal amount outstanding payable to the Phantom Equityholders. Of this amount, $1.0 million accrues interest at 3.75% and $0.7 million accrues interest at 12.0%.  On July 31, 2013, $1.7 million of principal amount payable to the Phantom Equityholders was paid in accordance with the terms of the promissory notes.

Off Balance Sheet Arrangements

On July 8, 2010, the Company loaned $3.2 million to GARE for the purposes of investing in GAHA Fund II, LLC, a newly formed joint venture which is 50% owned by GARE. GAHA Fund II, LLC is a special purpose entity created to purchase non-performing distressed real estate loans at a discount to par from a financial institution and market the loans and real estate to third parties. The note receivable bears interest at a rate of 15% per annum and all unpaid principal and interest was originally due on July 8, 2011. In July 2011, the maturity date of the loan was extended and the interest rate was reduced to 8% per annum.  On December 29, 2011, additional funds in the amount of $0.6 million were loaned to GARE and the note receivable was amended to increase the outstanding balance to $3.8 million and extend the maturity date to July 31, 2012. On February 20, 2013, the third amendment to the note receivable extended the maturity date to December 31, 2013. During the year ended December 31, 2012, the Company received principal payment on the note receivable totaling $3.2 million and recorded an impairment charge of $0.1 million to write down the note receivable to its estimated net realizable value at December 31, 2012. There was no interest income recorded on the note receivable during the nine months ended September 30, 2013.  Interest income was $0.2 million for the year ended December 31, 2012. The note receivable in the amount of $0.6 million that was included in note-receivable – related party as of December 31, 2012 was paid in August 2013.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of our fiscal quarter ended September 30, 2013. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s (“SEC”) rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.

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

Although we were profitable during nine months ended September 30, 2013 and the years ended December 31, 2012 and 2011, we incurred a net loss of during the year ended December 31, 2010.  In 2010, our operations were negatively impacted by fewer retail liquidation engagements during the year as economic conditions for retailers and credit markets improved.  Revenues in our auction and liquidation segment were $48.2 million during the year ended December 31, 2012 as compared to $40.8 million during the year ended December 31, 2011 and $21.0 million during the years ended December 31, 2010.  Our profitability in each reporting period is impacted by the number and size of retail liquidation engagements we perform on a quarterly or annual basis. It is possible that we will experience losses with respect to our current operations as we continue to expand our operations. In addition, we expect that our operating expenses will increase to the extent that we grow our business. We may not be able to generate sufficient revenues to maintain profitability.

Our substantial level of indebtedness may make it difficult for us to satisfy our debt obligations and may adversely affect our ability to obtain financing for working capital, capitalize on business opportunities or respond to adverse changes in our industry.

In connection with the consummation of the Acquisition on July 31, 2009, we issued subordinated unsecured promissory notes in the principal amount of $55.6 million payable to the Great American Members and the Phantom Equityholders, which includes our President and Chief Executive Officer who own or control, in the aggregate, 10,560,000 shares of our common stock or 35.2% of our outstanding common stock as of September 30, 2013. As of September 30, 2013, an aggregate principal amount of $50.5 million remains outstanding on the promissory notes. We have entered into amendments and waivers with the Great American Members and certain of the Phantom Equityholders that reduce the interest rate of the notes, defer interest payments and, with respect to the Great American Members, extend the maturity date of the notes and increase the principal amount payable by the amount of accrued but unpaid interest under the notes. As of September 30, 2013, an aggregate principal amount of $48.8 million remains in notes outstanding to the Great American Members. These notes have an interest rate of 3.75% and a maturity date of July 31, 2018 (subject to annual principal payments based upon our cash flow, with certain limitations). As of September 30, 2013, there is an aggregate principal amount of $1.7 million in notes outstanding payable to the Phantom Equityholders. Of this amount, $1.0 million has an interest rate of 3.75% and $0.7 million has an interest rate of 12.0%.  On July 31, 2013, $1.7 million of principal amount payable to the Phantom Equityholders was paid in accordance with the terms of the promissory notes.

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

Our executive officers, directors and their affiliates own or control, in the aggregate, approximately 37.9% of our outstanding common stock as of September 30, 2013. In particular, our President and Chief Executive Officer own or control, in the aggregate, 10,560,000 shares of our common stock or 35.2% of our outstanding common stock as of September 30, 2013. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:

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

We may incur losses as a result of the operation of retail stores in the United Kingdom as a result of our investment in Shoon.

In May 2012, we acquired 44.4% of the common stock of Shoon, a shoe retailer with operations in the United Kingdom.  As part of the investment, we loaned Shoon approximately $1.3 million collateralized by retail inventory, and as a result of the terms of a shareholder agreement, we controlled Shoon and consolidated its operations with ours.  In August 2013, the Shoon shareholder agreement was amended and restated to eliminate our control rights.  As a result of this amendment, Shoon’s operating results are not consolidated with the Company’s for any periods after July 31, 2013. Notwithstanding the deconsolidation, we are still exposed to certain risks associated with our ownership interest and the related loans. The retail footwear business in the United Kingdom is very competitive. The Shoon stores compete with local specialty footwear stores, local, national, and global department stores, specialty and discount store chains, independent retail stores, and online businesses that offer the same or similar brands and styles of footwear. Shoon faces a variety of competitive challenges including attracting consumer traffic, competitively pricing of products and achieving customer perception of value, sourcing merchandise efficiently, and providing strong and effective marketing support. Many of Shoon’s competitors have significantly greater resources available to them. Although Shoon has employed experienced managers to manage this business, it may not be successful in retaining key employees or otherwise operating these retail stores. If Shoon is not able to compete successfully, the credit we have extended to Shoon may not be repaid in accordance with its terms. In that event, if the liquidation value of Shoon is less than the outstanding balance of the debt, we may suffer a loss on the transaction.

Losses due to any auction or liquidation engagement may cause us to become unable to make payments due to our creditors and may cause us to default on our debt obligations.

We have three engagement structures: (i) a “fee” based structure under which we are compensated for our role in an engagement on a commission basis; (ii) purchase on an outright basis (and take title to) the assets or inventory of the client; and (iii) “guarantee” to the client that a certain amount will be realized by the client upon the sale of the assets or inventory based on contractually defined terms in the auction or liquidation contract. We bear the risk of loss under the purchase and guarantee structures of auction and liquidation contracts. If the amount realized from the sale or disposition of assets, net of direct operating expenses, does not equal or exceed the purchase price (in purchase transaction), we will recognize a loss on the engagement, or should the amount realized, net of direct operating expenses, not equal or exceed the “guarantee,” we are still required to pay the guaranteed amount to the client.

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

Great American Group, Inc.

Date: November 14, 2013	By:	/s/ PHILLIP J. AHN
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