Form 10-K
period 2013-12-31
Great American Group, Inc.
filed 2014-03-31
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock as reported on the OTC Bulletin Board on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.8 million. For purposes of this calculation, it has been assumed that all shares of the registrant's common stock held by directors, executive officers and shareholders beneficially owning ten percent or more of the registrant's common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

The number of shares outstanding of the registrant’s common stock as of March 21, 2014 was 30,002,975.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to the registrant’s 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report.

GREAT AMERICAN GROUP, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

General

We are a leading provider of asset disposition, valuation and appraisal, and real estate consulting services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional service firms throughout the United States, Canada and Europe. We operate our business in two segments: auction and liquidation solutions and valuation and appraisal services. The divisions in our auction and liquidation segment assist clients in maximizing return and recovery rates through the efficient disposition of assets and provide clients with capital advisory, financing and real estate services. Such assets include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property. Our valuation and appraisal services segment provides our clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs. We previously had a third segment relating to UK retail stores. This segment was created from our investment in Shoon Trading Limited (“Shoon”) on May 4, 2012, the date of investment, through July 31, 2013. The operating results of our UK retail stores segment include the operations of ten retail shoe stores in the United Kingdom. In August 2013, the Shoon shareholder agreement was amended and restated to eliminate the Company’s super majority voting rights which enabled the Company to control the board of directors of Shoon. As a result of this amendment, the Company no longer controlled Shoon and the operating results of Shoon are not consolidated for any periods after July 31, 2013. As such, the Company no longer operates in the UK retail stores segment. In January 2014, Shoon was sold to a third party, and we no longer have a financial interest in the operations of Shoon. The financial statements in this Annual Report are presented in a manner consistent with our operating structure. For additional information regarding our operating segments, see Note 19 of the Notes to our Consolidated Financial Statements.

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

Great American, together with our predecessors, has been in business since 1973. For over 40 years, Great American and its predecessors have provided retail, wholesale and industrial auction and liquidation solutions to clients. Past clients include Boeing, Apple Computers, Blockbuster Video, Borders Group, Circuit City, Comet, Fashion Bug, Friedman’s Jewelers, Orchard Supply Hardware, Mervyns, Tower Records, TJ Hughes, Promarkt, Eaton’s, Hancock Fabrics, Movie Gallery, Linens N Things, Kmart, Sears, Montgomery Ward, Whitehall Jewelers, Gottschalks, Fortunoff, and Ritz Camera. Since 1995, we have participated in liquidations involving over $25 billion in aggregate asset value and auctioned assets with an estimated aggregate value of over $6 billion.

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

Recent Developments

On May 4, 2012, we invested $0.1 million to acquire 44.4% of the common stock of Shoon, a shoe retailer with operations in the United Kingdom. Shoon purchased the rights to operate the former Shoon internet business and ten retail stores that were in administration in the United Kingdom. As part of the investment, we also loaned Shoon approximately $1.3 million collateralized by retail inventory. The loan bore interest at an annual rate of LIBOR plus 6.0%, payable monthly and had a maturity date of May 3, 2014. We exercised our right to appoint the Chairman of Shoon. Together with our 44.4% ownership of the common stock of Shoon and control of the majority of the board of directors, we had a controlling interest in Shoon and therefore consolidated Shoon’s operating results with ours. In August 2013, the Shoon shareholder agreement was amended and restated to eliminate our control rights. As a result of this amendment, Shoon’s operating results are not consolidated with the Company’s for any periods after July 31, 2013. Accordingly we have consolidated the operations of Shoon and included the results of operations of Shoon from May 4, 2012, the date of investment, through July 31, 2013 in our consolidated statements of operations. Our operating results for periods subsequent to July 31, 2013, include the income (loss) from our 44.4% equity investment in the common stock of Shoon. On August 2, 2013, an additional loan in the amount of $847 (net of $40 discount) was extended to Shoon with a maturity date of August 3, 2015. This increased the outstanding principal from both loans to $1,371. Interest on the new loan was payable monthly at 6.5%. Both of the loans are collateralized by the inventory of Shoon. In January 2014, Shoon was sold to a third party and our loans to Shoon were repaid to us. As a result, we no longer have a financial interest in the operations of Shoon. Revenues from the operation of the Shoon stores in the United Kingdom were $6.2 million for the seven months ended July 31, 2013 and $10.2 million for the period from May 4, 2012 to December 31, 2012. Other income during the year ended December 31, 2013 included a loss of $0.2 million from our equity investment in Shoon. Other income during the year ended December 31, 2012 includes a $1.4 million gain from bargain purchase as a result of the acquisition of Shoon. The gain resulted from the amount in which the net assets Shoon that were acquired exceeded the consideration paid, as more fully described in Note 18 of our Consolidated Financial Statements.

In August 2012, we were engaged to participate in a joint venture involving the liquidation of inventory for the going-out-of-business sale of 568 stores of women’s clothing retailer Fashion Bug in the United States, a subsidiary of Ascena Retail Group, Inc. (“Ascena”). The joint venture provided Fashion Bug with a minimum guarantee of amounts to be realized from the liquidation of inventory. In connection with our portion of the guarantee, we provided a letter of credit to Fashion Bug in the amount of $6.7 million. In January 2013, the liquidation sale of inventory was completed and the amounts realized from the liquidation of inventory exceeded the minimum guarantee. In March 2013, the letter of credit provided to Fashion Bug was returned to us. During the year ended December 31, 2013, revenues from services and fees as a result of our participation in the joint venture were $8.1 million.

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

On July 24, 2013, the lease purchase agreement for four oil rigs that were included in goods held for sale or auction at December 31, 2012 was amended to, among other things, eliminate the right of the lessor to return the oil rigs to us. This amendment to the lease purchase agreement resulted in a change in the accounting for the lease from an operating lease to a sales-type lease. As a result, we recorded revenues from sale of goods of $9.3 million and costs of goods sold of $7.4 million in accordance with the sales-type lease during the year ended December 31, 2013.

On March 19, 2014, the Company entered into a separate credit agreement (the “UK Credit Agreement”) with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom. We are permitted to borrow up to £50 million under the UK Credit Agreement. The interest rate for borrowings under this credit agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of borrowings. Any borrowings on the UK Credit Agreement reduce the availability on the $100 million Wells Fargo asset based credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the $100 million Wells Fargo asset based credit facility.

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

In April 2009, we expanded our operations into Europe by opening an office in the United Kingdom. We provide services to help retailers downsize through inventory liquidation and store closures in addition to providing appraisal and valuation services. In 2010, we hired a number of key employees to increase our presence and expand the operations of our retail liquidations solutions business throughout Europe. Revenues from services and fees from auction and liquidation services engagements, financing activities and valuation and appraisal engagements in Europe decreased to $9.8 million during the year ended December 31, 2013 from $23.5 million during the year ended December 31, 2012 and $11.6 million during the year ended December 31, 2011. The decrease in revenues in Europe in 2013 was primarily due to a decrease in the number and size of auction and liquidation engagements we conducted.

During the year ended December 31, 2013, revenues and fees as a result of our participation in the joint venture related to the liquidation of inventory for the going-out-of-business sale of Fashion Bug described above were $8.1 million. During the year ended December 31, 2012, revenues from services and fees for one retail liquidation engagement were $12.1 million from the liquidation engagement for Comet, a 236 store electronics chain, conducted in the United Kingdom. During the year ended December 31, 2011, revenues from services and fees were $17.1 million from the liquidation engagement for TJ Hughes Limited, a 57 store discount department chain in the United Kingdom, and our participation in a joint venture involving the liquidation of Borders Group, Inc., a going-out-of-business sale for all 399 remaining Borders bookstore locations.

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

Real Estate Services

We provide real estate services to clients to property owners, tenants, secured and unsecured creditors, attorneys and financial advisors through our GA Keen Realty Advisors division. Our real estate services include real estate analysis, valuation and strategic planning services, brokerage, mergers and acquisition, auction services, lease restructuring services and real estate capital market services. During the years ended December 31, 2013, 2012 and 2011, revenues from real estate services were $3.1 million, $6.7 million and $1.4 million, respectively. The decrease in real estate services in 2013 is primarily due to a decrease in the size and the number of real estate engagements performed in 2013 as compared to 2012.

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

UK Retail Stores

We previously operated ten retail footwear stores in the United Kingdom as a result of our acquisition of Shoon on May 4, 2012. Revenues from the sale of goods in our UK retail stores segment were recognized as revenue upon the sale of product to retail customers. Our net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, and other promotional allowances and are recorded net of sales or value added tax. Allowances provided for these items are presented in the consolidated financial statements primarily as reductions to sales and cost of sales. In August 2013, the Shoon shareholder agreement was amended and restated to eliminate our control rights. As a result of this amendment, Shoon’s operating results are not consolidated with the Company’s for any periods after July 31, 2013. Notwithstanding the deconsolidation, our operating results for periods subsequent to July 31, 2013 include the income (loss) from our 44.4% equity investment in the common stock of Shoon. In January 2014, Shoon was sold to a third party, and we no longer have a financial interest in the operations of Shoon.

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

As of December 31, 2013, we employed 18 business development officers located throughout the United States and in Europe.

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

Customers

We serve retail, corporate, capital provider and individual customers across our services lines. Revenues from one liquidation service contract and the sale of four oil rigs to one customer represented 10.7% and 12.2% of total revenues during the year ended December 31, 2013. Revenues from one liquidation service contract and financing activities to another retailer represented 14.4% and 6.0% of total revenues during the year ended December 31, 2012. Revenues from liquidation service contracts and financing activities to two retailers represented 15.2% and 11.5% of total revenues during the year ended December 31, 2011. The services provided to these customers were under short-term liquidation contracts that generally do not exceed a period of six months. There were no recurring revenues from year-to-year in connection with the services we performed under these contracts.

Auction and Liquidation Solutions

Retail

Our retail auction and liquidation solution clients include financially healthy retailers as well as distressed retailers, bankruptcy professionals, financial institution workout groups and a wide range of professional service providers. Some retail segments in which we specialize include apparel, arts and crafts, department stores, discount stores, drug / health and beauty, electronics, footwear, grocery stores, hardware / home improvement, home goods and linens, jewelry, office / party supplies, specialty stores, and sporting goods. Recent clients include Blockbuster Video, Borders Group, Comet, Circuit City, Friedman’s Jewelers, Mervyns, Orchard Supply Hardware, Tower Records, TJ Hughes, Hancock Fabrics, Movie Gallery, Linens N Things, Kmart, Sears, Whitehall Jewelers and Fortunoff.

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

Employees

As of December 31, 2013, we had 171 full time employees and five part time employees. We are not a party to any collective bargaining agreements. We have never experienced a work stoppage or strike and believe that relations with our employees are good.

We rely significantly on the expertise of independent contractors whom we engage in connection with specific transactions. As of December 31, 2013, we maintained a network of approximately 160 independent contractors who we engage from time to time to provide services pursuant to the terms of independent contractor agreements.

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

In connection with the consummation of the Acquisition on July 31, 2009, we issued subordinated unsecured promissory notes in the principal amount of $55.6 million payable to the Great American Members and the Phantom Equityholders, which includes our President and CEO who own or control, in the aggregate, 10,560,000 shares of our common stock or 35.2% of our outstanding common stock as of December 31, 2013. As of December 31, 2013, an aggregate principal amount of $50.5 million remains outstanding on the promissory notes. We have entered into amendments and waivers with the Great American Members and certain of the Phantom Equityholders that reduce the interest rate of the notes, defer interest payments and, with respect to the Great American Members, extend the maturity date of the notes and increase the principal amount payable by the amount of accrued but unpaid interest under the notes. As of December 31, 2013, an aggregate principal amount of $48.8 million remains in notes outstanding to the Great American Members. These notes have an interest rate of 3.75% and a maturity date of July 31, 2018 (subject to annual principal payments based upon our cash flow, with certain limitations). As of December 31, 2013, there is an aggregate principal amount of $1.7 million in notes outstanding payable to the Phantom Equityholders. Of this amount, $1.0 million has an interest rate of 3.75% and $0.7 million has an interest rate of 12.0%. On January 31, 2014, the Company paid in full the $0.7 million of principal balance for the notes to the Phantom Equityholders that had the 12.0% interest rate.

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

Our executive officers, directors and their affiliates own or control, in the aggregate, approximately 37.9% of our outstanding common stock as of December 31, 2013. In particular, our President and Chief Executive Officer own or control, in the aggregate, 10,560,000 shares of our common stock or 35.2% of our outstanding common stock as of December 31, 2013. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:

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

The terms of our credit agreements contain a number of events of default. Should we default under any of our credit agreements in the future, lenders may take any or all remedial actions set forth in such credit agreement, including, but not limited to, accelerating payment and/or charging us a default rate of interest on all outstanding amounts, refusing to make any further advances or issue letters of credit, or terminating the line of credit. As a result of our reliance on lines of credit and letters of credit, any default under a credit agreement, or remedial actions pursued by lenders following any default under a credit agreement, may require us to immediately repay all outstanding amounts, which may preclude us from pursuing new liquidation and disposition engagements and may increase our cost of capital, each of which may have a material adverse effect on our financial condition and results of operations.

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

Our headquarters are located in Woodland Hills, California in a leased facility. The following table sets forth the location and use of each of our properties, all of which are leased as of December 31, 2013.

Location	Use

Woodland Hills, California	Headquarters; Accounting, Information Technology and Human Resources offices; Appraisal and Auction offices

Norwalk, Connecticut	Capital Advisory Services offices

Atlanta, Georgia	Marketing offices

Chicago, Illinois	Appraisal and Marketing offices

Deerfield, Illinois	Executive offices; Marketing and Legal offices

Boston, Massachusetts	Appraisal and Marketing offices

Needham, Massachusetts	Appraisal offices

Bohemia, New York	Marketing office

Melville, New York	Real Estate Services offices

New York, New York	Real Estate Services, Appraisal and Marketing offices

Charlotte, North Carolina	Marketing offices

Winston-Salem, North Carolina	Marketing office

Toledo, Ohio	Marketing office

Dallas, Texas	Appraisal offices

Milwaukee, Wisconsin	Marketing office

London, England	Appraisal and Marketing offices

Birmingham, England	Appraisal and Marketing offices

Milan, Italy	Marketing office

Munich, Germany	Marketing office

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

The following table sets forth the high and low closing sale prices of a share of our Common Stock as reported by the OTC Bulletin Board on a quarterly basis for the years ended December 31, 2012 and 2013.

	High	Low

2012:
Quarter ended March 31, 2012	$0.14	$0.11
Quarter ended June 30, 2012	0.45	0.12
Quarter ended September 30, 2012	0.55	0.33
Quarter ended December 31, 2012	0.45	0.24

2013:
Quarter ended March 31, 2013	$0.39	$0.30
Quarter ended June 30, 2013	0.50	0.31
Quarter ended September 30, 2013	0.38	0.24
Quarter ended December 31, 2013	0.30	0.15

As of March 17, 2014, there were approximately 24 holders of record of our Common Stock. This number does not include beneficial owners holding shares through nominees or in “street” name.

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

The following table sets forth our selected consolidated financial data as of and for each of the five fiscal years ended December 31, 2013, and is derived from our Consolidated Financial Statements. The Consolidated Financial Statements as of December 31, 2013 and 2012, and for each of the years in the three-year period ended December 31, 2013, are included elsewhere in this report. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Consolidated Statement of Operations Data:

(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011	2010	2009
Revenues:
Services and fees	$59,967	$65,624	$60,627	$37,026	$70,810
Sale of goods	16,165	18,312	2,899	5,119	12,611
Total revenues	76,132	83,936	63,526	42,145	83,421
Operating expenses:
Direct cost of services	24,146	23,911	19,749	15,417	17,491
Cost of goods sold	11,506	12,750	3,391	6,674	12,669
Selling, general and administrative	36,382	39,834	32,946	31,413	35,743
Total operating expenses	72,034	76,495	56,086	53,504	65,903
Operating income (loss)	4,098	7,441	7,440	(11,359)	17,518
Other income (expense):
Interest income	26	201	476	522	32
Other income (expense)	—	—	—	—	18
Loss from equity investment in Great American Group Real Estate, LLC and Shoon Trading Limited	(177)	(120)	(369)	(1,640)	(861)
Gain from bargain purchase	—	1,366	—	—	—
Interest expense	(2,667)	(2,612)	(4,885)	(3,667)	(11,273)
Income (loss) from continuing operations before benefit for income taxes	1,280	6,276	2,662	(16,144)	5,434
(Provision) benefit for income taxes	(704)	(1,936)	(2,060)	5,106	11,664
Income (loss) from continuing operations	576	4,340	602	(11,038)	17,098
Loss from discontinued operations, net of tax	—	—	—	—	(142)
Net income (loss)	576	4,340	602	(11,038)	16,956
Net income (loss) attributable to noncontrolling interests	(482)	819	—	—	—
Net income (loss) attributable to Great American Group, Inc.	$1,058	$3,521	$602	$(11,038)	$16,956

Basic earnings (loss) per share, continuing operations	$0.04	$0.12	$0.02	$(0.39)	$0.96
Basic loss per share, discontinued operations	0.00	0.00	0.00	0.00	(0.01)
Basic earnings (loss) per share	$0.04	$0.12	$0.02	$(0.39)	$0.95

Diluted earnings (loss) per share, continuing operations	$0.04	$0.12	$0.02	$(0.39)	$0.92
Diluted loss per share, discontinued operations	0.00	0.00	0.00	0.00	(0.01)
Diluted earnings (loss) per share	$0.04	$0.12	$0.02	$(0.39)	$0.91

Weighted average basic shares outstanding	28,682,975	28,682,975	28,539,651	28,075,758	17,786,686
Weighted average diluted shares outstanding	29,907,402	29,614,252	29,408,466	28,075,758	18,664,049

PRO FORMA COMPUTATION RELATED TO CONVERSION TO C CORPORATION FOR INCOME TAX PURPOSES (unaudited):
Historical income from continuing operations before income taxes					$5,434
Pro forma provision for income taxes					(2,141)
Pro forma income from continuing operations					3,293
Pro forma loss from discontinued operations, net of tax					(116)
Pro forma net income					$3,177

Pro forma basic earnings per share, continuing operations					$0.19
Pro forma basic loss per share, discontinued operations					(0.01)
Pro forma basic earnings per share					$0.18

Pro forma diluted earnings per share, continuing operations					$0.18
Pro forma diluted loss per share, discontinued operations					(0.01)
Pro forma diluted earnings per share					$0.17

Pro forma weighted average basic shares outstanding					17,786,686
Pro forma weighted average diluted shares outstanding					18,664,049

Consolidated Balance Sheet Data:

(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011	2010	2009

Cash and cash equivalents	$18,867	$18,721	$15,034	$20,080	$37,989
Restricted cash	325	7,923	—	—	459
Total assets	73,677	80,583	76,358	72,274	78,673
Total current liabilities	29,069	34,275	32,394	28,966	35,110
Total long-term liabilities	48,759	50,483	52,220	52,211	44,563
Total equity (deficit)	(4,151)	(4,175)	(8,256)	(8,903)	(1,000)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Effective July 31, 2011, we entered into individual amendments with the Great American Members that increased the principal amount of the promissory notes for the $1.8 million of accrued interest that was due to them on July 31, 2011. The addition to the principal amount will accrue interest at the note rate of 3.75% and continue to be subject to annual prepayments based upon our cash flow and the maintenance of a minimum adjusted cash balance as provided in the notes prior to the capitalization of the accrued interest. We are not required to make any principal prepayments under these notes for the fiscal years ended December 31, 2010 and 2011. Also effective July 31, 2011, we entered into agreements permitting us to defer payment of $1.4 million in interest owed to the Phantom Equityholders from July 31, 2011 to the fourth quarter of 2011. As of December 31, 2013, there was $48.8 million in aggregate principal amount outstanding under the notes payable to the Great American Members and $1.7 million in aggregate principal amount outstanding under the notes payable to the Phantom Equityholders. Of this amount, $49.8 million accrues interest at 3.75% and $0.7 million accrues interest at 12.0%. On January 31, 2014, the Company paid in full the $0.7 million of principal balance for the notes to the Phantom Equityholders that had the 12.0% interest rate.

Overview

We are a leading provider of asset disposition, valuation and appraisal, and real estate consulting services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional service firms throughout the United States, Canada and Europe. We operate our business in two segments: auction and liquidation solutions and valuation and appraisal services. Our auction and liquidation segment seeks to assist clients in maximizing return and recovery rates through the efficient disposition of assets and provide clients with capital advisory, financing and real estate services. Such assets include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property. Our valuation and appraisal services segment provides our clients with independent appraisals in connection with asset-based loans, acquisitions, divestitures and other business needs. These services are provided to a wide range of retail, wholesale and industrial companies, as well as lenders, capital providers, private equity investors and professional service firms throughout the United States, Canada and Europe. We previously had a third segment relating to UK retail stores. This segment was created from our investment in Shoon Trading Limited (“Shoon”) on May 4, 2012, the date of investment, through July 31, 2013. The operating results of our UK retail stores segment include the operations of ten retail shoe stores in the United Kingdom. In August 2013, the Shoon shareholder agreement was amended and restated to eliminate the Company’s super majority voting rights which enabled the Company to control the board of directors of Shoon. As a result of this amendment, the Company no longer controlled Shoon and the operating results of Shoon are not consolidated for any periods after July 31, 2013. As such, the Company no longer operates in the UK retail stores segment. In January 2014, Shoon was sold to a third party, and we no longer have a financial interest in the operations of Shoon. The financial statements in this Annual Report are presented in a manner consistent with our operating structure. For additional information regarding our operating segments, see Note 19 of the Notes to our Consolidated Financial Statements.

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

Together with our predecessors, we have been in business since 1973. For over 40 years, we and our predecessors have provided retail, wholesale and industrial auction and liquidation solutions to clients. Past clients include Boeing, Apple Computers, Blockbuster Video, Borders Group, Circuit City, Comet, Friedman’s Jewelers, Mervyns, Tower Records, TJ Hughes, Hancock Fabrics, Movie Gallery, Linens N Things, Kmart, Sears, Whitehall Jewelers and Fortunoff. Since 1995, we have participated in liquidations involving over $25 billion in aggregate asset value and auctioned assets with an estimated aggregate value of over $6 billion.

Historically, revenues from our auction and liquidation segment have comprised a significant amount of our total revenues and operating profits. During the years ended December 31, 2013, 2012 and 2011, revenues from our auction and liquidation segment were 55.7%, 57.5% and 64.1% of total revenues. Our profitability in each reporting period is impacted by the number and size of retail liquidation engagements we perform on a quarterly or annual basis. Revenues from liquidation service contracts and financing activities to one retailer and the sale of four oil rigs to one customer represented 10.7% and 12.2% of our total revenues during the year ended December 31, 2013. Revenues from liquidation service contracts and financing activities to two retailers represented 20.4% of our total revenues during the year ended December 31, 2012. Revenues from two liquidation contracts represented 26.9% of our total revenues during the year ended December 31, 2011.

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

In September 2008, we partnered with Kelly Capital to launch Great American Real Estate, LLC through which we and Kelly Capital conduct public auctions of foreclosed residential real estate and market residential and commercial loan sales to third parties on behalf of financial institutions and other private parties. We commenced auctions for foreclosed residential real estate properties in the fourth quarter of 2009 and we commenced residential and commercial loan sales to third parties on behalf of financial institutions and other private parties in the first quarter of 2010. During 2010, the flow of new inventory of residential home foreclosures into the market was impacted by legislation at the state and federal levels which impacted our ability to establish new relationships as the auction broker with major financial institutions, lenders, portfolio managers and investment firms, which hold title to foreclosed homes. During the fourth quarter of 2010, we limited operations of the joint venture with Kelly Capital to the sale of certain residential and commercial loan sales that the joint venture purchased through an investment with a third party and we ceased operations in the joint venture in 2013.

In April 2009, we expanded our operations into Europe by opening an office in the United Kingdom. In 2010, we hired a number of key employees to increase our presence and expand the operations of our retail liquidations solutions business throughout Europe. Because of the difference in the legal regime in which retailers operate in the United Kingdom, our business activities in the United Kingdom may frequently involve lending activities that includes the acquisition of debt of distressed retailers from banks and finance companies at a discount to face value. Revenues from services, fees and financing activities from our auction and liquidation segment and valuation and appraisal services segment in Europe decreased to $9.8 million during the year ended December 31, 2103 from $23.5 million during the year ended December 31, 2012 and $11.6 million during the year ended December 31, 2011. The decrease in revenues in Europe in 2013 was primarily due to a decrease in the number and size of auction and liquidation engagements we conducted. During 2012, revenues of $17.1 million in Europe were generated from lending activities to one retailer and liquidation services we provided to another retailer in the United Kingdom. During 2011, revenues of $8.1 million in Europe were generated from two retail liquidation service engagements conducted in the United Kingdom.

In October 2009, we formed GA Capital, LLC (“GA Capital”), a majority owned subsidiary of the Company. GA Capital focuses on services to retailers that are in need of junior secured loans for growth capital, working capital, and turnaround financing as part of our auction and liquidation segment. GA Capital advises borrowers and sources loans between $10 million and $100 million secured by collateral assets of the borrowers, including inventory, accounts receivable, real estate and intellectual property. During the years ended December 31, 2013, 2012 and 2011, revenues from capital advisory services performed by our GA Capital operations were $1.1 million, $0.4 million and $7.3 million, respectively. The decrease in revenues from capital advisory services in 2013 and 2012 was primarily due to a decrease in fees earned from loan origination activity and contingent fees that were earned in 2011 from the prepayment of previously originated loans where we acted as an advisor.

In January 2011, the Keen Consultants’ real estate team joined us and is operating as GA Keen Realty Advisors. This newly formed division provides real estate analysis, valuation and strategic planning services, brokerage, mergers and acquisition, auction services, lease restructuring services, and real estate capital market services as part of our auction and liquidation segment. GA Keen Realty Advisors offers services to property owners, tenants, secured and unsecured creditors, attorneys, and financial advisors. During the year ended December 31, 2013, 2012 and 2011, revenues from real estate services were $3.1 million, $6.7 million and $1.4 million, respectively. The decrease in real estate services in 2013 is primarily due to a decrease in the size and the number of real estate engagements performed in 2013 as compared to 2012.

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

In August 2012, we were engaged to participate in a joint venture involving the liquidation of inventory for the going-out-of-business sale of 568 stores of women’s clothing retailer Fashion Bug in the United States, a subsidiary of Ascena Retail Group, Inc. (“Ascena”). The joint venture provided Fashion Bug with a minimum guarantee of amounts to be realized from the liquidation of inventory. In connection with our portion of the guarantee, we provided a letter of credit to Fashion Bug in the amount of $6.7 million. In January 2013, the liquidation sale of inventory was completed and the amounts realized from the liquidation of inventory exceeded the minimum guarantee. In March 2013, the letter of credit provided to Fashion Bug was returned to us. During the year ended December 31, 2013, revenues from services and fees as a result of our participation in the joint venture were $8.1 million.

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

On July 24, 2013, the lease purchase agreement for four oil rigs that were included in goods held for sale or auction at December 31, 2012 was amended, among other things, to eliminate the right of the lessor to return the oil rigs to us and stop making lease payments in the event the oil rigs were not in use for sixty consecutive days. This amendment to the lease purchase agreement resulted in a change in the accounting for the lease from an operating lease to a sales-type lease. As a result, we recorded revenues from sale of goods of $9.3 million and costs of goods sold of $7.4 million in accordance with the sales-type lease during the year ended December 31, 2013.

On March 19, 2014, the Company entered into the UK Credit Agreement with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom. We are permitted to borrow up to £50 million under the UK Credit Agreement. The interest rate for borrowings under this credit agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of borrowings. Any borrowings on the UK Credit Agreement reduce the availability on the $100 million Wells Fargo asset based credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the $100 million Wells Fargo asset based credit facility.

Results of Operations

The following period to period comparisons of our financial results are not necessarily indicative of future results.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Consolidated Statements of Operations

(Dollars in thousands)

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Amount	%	Amount	%
Revenues:
Services and fees	$59,967	78.8%	$65,624	78.2%
Sale of goods	16,165	21.2%	18,312	21.8%
Total revenues	76,132	100.0%	83,936	100.0%

Operating expenses:
Direct cost of services	24,146	31.7%	23,911	28.5%
Cost of goods sold	11,506	15.1%	12,750	15.2%
Selling, general and administrative expenses	36,382	47.8%	39,834	47.5%
Total operating expenses	72,034	94.6%	76,495	91.1%
Operating income	4,098	5.4%	7,441	8.9%
Other income (expense):
Interest income	26	0.0%	201	0.2%
Loss from equity investment in Great American
Real Estate, LLC and Shoon Trading Limited	(177)	-0.2%	(120)	-0.1%
Gain from bargain purchase	-	0.0%	1,366	1.6%
Interest expense	(2,667)	-3.5%	(2,612)	-3.1%
Income before provision for income taxes	1,280	1.7%	6,276	7.5%
Provision for income taxes	(704)	-0.9%	(1,936)	-2.3%
Net income	576	0.8%	4,340	5.2%
Net income (loss) attributable to noncontrolling interests	(482)	-0.6%	819	1.1%
Net income attributable to Great American Group, Inc.	$1,058	1.4%	$3,521	4.2%

Revenues. Total revenues decreased $7.8 million to $76.1 million during the year ended December 31, 2013 from $83.9 million during the year ended December 31, 2012. The decrease in revenues was primarily due to a (a) $5.9 million decrease in revenues in the auction and liquidation segment and (b) $4.0 million decrease in revenues in the UK retail stores segment from the operations of the ten retail stores of Shoon. These decreases were offset by an increase in revenues of $2.1 million in the valuation and appraisal services segment. The decrease in revenues in the auction and liquidation segment in 2013 was primarily due to a decrease in revenues (a) from lending activities of $5.0 million and (b) of $3.6 million from real estate consulting services from our GA Keen Realty Advisors division. These decreases were offset by an increase in revenues of (a) $0.7 million from capital advisory services provided by our GA Capital division and (b) $1.9 million from services and fees earned on retail liquidation and consulting engagements. The decrease in revenues from financing activities was primarily due to interest income, amortization of discount, and monitoring fees earned and collected in 2012 on a loan to a retailer in the United Kingdom. There were no lending activities that generated financing revenues during the year ended December 31, 2013. The decrease in revenues from our GA Keen Realty Advisors division in 2013 was due to a decrease in the size and number of engagements where we provided real estate consulting services as compared to the same period in 2012. The increase in revenues from capital advisory fees was primarily due to an increase in the number of capital advisory engagements in 2013 as compared to the same period in 2012. Revenues from services and fees during 2013 for retail liquidation engagements included revenues of $8.1 million from our participation in the joint venture involving the liquidation of inventory for the going-out-of-business sale of 568 stores of women’s clothing retailer Fashion Bug. The decrease in revenues in the UK retail store segment in 2013 was primarily due to the operation of Shoon for seven months in 2013. In August 2013, the shareholder agreement of Shoon was amended and restated to eliminate our control rights which resulted in the deconsolidation of Shoon. As such, the operating results of Shoon are not consolidated with the Company’s for any periods after July 31, 2013. During 2012, the operations of Shoon included eight months of operating results for the period from our acquisition of Shoon on May 4, 2012 through December 31, 2012. The increase in revenues of $2.1 million in the valuation and appraisal services segment was primarily due to an increase in revenues of $0.2 million related to appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors, an increase in revenues of $0.9 million for appraisals for machinery and equipment and intellectual property, and an increase in revenues of $1.0 million as a result of the expansion of the appraisal operations in the United Kingdom.

Revenue and Gross Margin by Segment

(Dollars in thousands)

Auction and Liquidation Segment:

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Amount	%	Amount	%
Revenues:
Services and fees	$32,409	76.5%	$40,132	83.2%
Sale of goods	9,963	23.5%	8,106	16.8%
Total revenues	42,372	100.0%	48,238	100.0%
Direct cost of services	11,120	26.2%	12,327	25.6%
Cost of goods sold	7,940	18.7%	7,275	15.1%
Total operating expenses	19,060	44.9%	19,602	40.7%
Gross margin	$23,312	55.1%	$28,636	59.3%

Gross margin services and fees	65.7%		69.3%
Gross margin sales of goods	20.3%		10.3%

Revenues in the auction and liquidation segment decreased $5.9 million, or 12.2%, to $42.4 million during the year ended December 31, 2013 from $48.2 million during the year ended December 31, 2012. Revenues from services and fees decreased to $32.4 million during the year ended December 31, 2013, a decrease of $7.7 million from $40.1 million during the year ended December 31, 2012.

The decrease in revenues from services and fees of $7.7 million during the year ended December 31, 2013 was primarily due to a decrease in revenues (a) from lending activities of $5.0 million, (b) from services and fees of $3.6 million from real estate consulting services from our GA Keen Realty Advisors division and (c) of $1.7 million from services and fees in our wholesale and industrial auction division. These decreases were offset by an increase in revenues (a) from services and fees of $0.7 million from capital advisory services provided by our GA Capital division and (b) of $1.9 million from services and fees earned on retail liquidation and consulting engagements. The revenues from lending activities during year ended December 31, 2012 included interest income and monitoring fees of $0.9 million and amortization of discount of $4.1 million on a loan receivable related to lending activities in the United Kingdom. There were no lending activities in the United Kingdom that generated financing revenues during the year ended December 31, 2013. The decrease in services and fees revenue in the wholesale and industrial auction business was primarily due to a decrease in number of engagements during 2013 as compared to the same period in 2012. The decrease in revenues from our GA Keen Realty Advisors division in 2013 was primarily due to a decrease in the number and size of real estate consulting engagements during 2013 as compared to the same period in 2012. Revenues from services and fees during 2013 for retail liquidation engagements included revenues of $8.1 million from our participation in the joint venture involving the liquidation of inventory for the going-out-of-business sale of 568 stores of women’s clothing retailer Fashion Bug. The increase in revenues from our GA Capital division was primarily due to an increase in fees earned on capital advisory engagements in 2013 as compared to the same period in 2012.

Revenues from the sale of goods increased $1.9 million, to $10.0 million during the year ended December 31, 2013, from $8.1 million during the year ended December 31, 2012. In 2013, revenues from sale of goods included $9.3 million of revenues related to the sale of four oil rigs in the third quarter of 2013 that was included in goods held for sale or auction at December 31, 2012 as more fully discussed above and in note 2 to the consolidated financial statements.

Gross margin in the auction and liquidation segment for services and fees decreased to 65.7% of revenues during the year ended December 31, 2013, as compared to 69.3% of revenues during the year ended December 31, 2012. The decrease in the gross margin during the year ended December 31, 2013 was primarily due to an increase in revenues earned from lower-margin cost plus fee based liquidation engagements in 2013 as compared to higher margin liquidation engagements where we provided a minimum recovery value for goods sold at bankruptcy liquidation sales. We typically earn higher margins on these types of engagements where we provide a minimum recovery value for goods sold as compared to fee and commission engagements.

Gross margin from the sales of goods where we held title improved to 20.3% during the year ended December 31, 2013 as compared to a gross margin of 10.3% during the year ended December 31, 2012. The gross margin in 2013 was favorably impacted by the sale of four oil rigs under a sales-type lease. The gross margins from the sales of goods fluctuates widely from period to period based upon the volume and mix of goods that we take title to in our wholesale auction and liquidation business. These fluctuations make predictions regarding the expected trends in gross margin from the sales of goods inherently uncertain.

Valuation and Appraisal Segment:

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Amount	%	Amount	%

Revenues - Services and fees	$27,558	100.0%	$25,492	100.0%
Direct cost of services	13,026	47.3%	11,584	45.4%
Gross margin	$14,532	52.7%	$13,908	54.6%

Revenues in the valuation and appraisal segment increased $2.1 million, or 8.1%, to $27.6 million during the year ended December 31, 2013 from $25.5 million during the year ended December 31, 2012. The increase in revenues was primarily due to an increase in revenues of (a) $0.2 million related to appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors; (b) $0.9 million for appraisals for machinery and equipment and intellectual property; and (c) $1.0 million as a result of the expansion of the appraisal operations in the United Kingdom.

Gross margins in the valuation and appraisal segment decreased to 52.7% of revenues during the year ended December 31, 2013 as compared to 54.6% of revenues during the year ended December 31, 2012. Gross margins in 2013 were unfavorably impacted by an increase in headcount that resulted in an increase in salaries, wages and benefits in 2013 as compared to the same period in 2012.

UK Retail Stores Segment:

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Amount	%	Amount	%

Revenues - Sale of retail goods	$6,202	100.0%	$10,206	100.0%
Cost of goods sold	3,566	57.5%	5,475	53.6%
Gross margin	$2,636	42.5%	$4,731	46.4%

Revenues and cost of goods sold in the UK retail stores segment are from the operation of ten retail stores and internet operations of Shoon in the United Kingdom. Revenues from the sale of retail goods from the Shoon stores in 2013 included sales for seven months for the period from January 1, 2013 through July 31, 2013. In August 2013, the shareholder agreement of Shoon was amended and restated to eliminate our control rights which resulted in the deconsolidation of Shoon. As such, the operating results of Shoon are not consolidated with the Company’s for any periods after July 31, 2013. In 2012, revenues from the sale of retail goods from the Shoon included approximately eight months of sales for the period from May 4, 2012 to December 31, 2012, as a result of our acquisition of Shoon on May 4, 2012. The decrease in revenues from the sale of retail goods is primarily due to fewer operating days of the Shoon stores in 2013 as compared to the prior year. The decrease in revenues in 2013 was also due to an increase in promotions that resulted in a decrease in average selling prices as compared to the prior year. The decrease in average selling prices from the increase in promotions in 2013 resulted in a decrease in the gross margin to 42.5% in 2013, from the 46.4% gross margin during 2012.

Operating Expenses

Direct Costs of Services. Total direct costs of services increased $0.2 million, to $24.1 million during the year ended December 31, 2013 from $23.9 million during the year ended December 31, 2012. Direct costs of services in the auction and liquidation segment decreased $1.2 million to $11.1 million during the year ended December 31, 2013 from $12.3 million during the year ended December 31, 2012. The decrease in expenses was primarily due to a decrease in 2013 in the number of fee and commission type engagements where we contractually bill fees, commissions and reimbursable expenses as compared to the same period in 2012. Direct costs of services in the valuation and appraisal services segment increased $1.4 million, or 12.4%, to $13.0 million during the year ended December 31, 2013 from $11.6 million during the year ended December 31, 2012. The increase was primarily due to an increase in headcount which resulted in an increase in salaries, wages and benefits in 2013 as compared to the same period in 2012.

Cost of Goods Sold. Cost of goods sold decreased $1.3 million to $11.5 million during the year ended December 31, 2013 from $12.8 million during the year ended December 31, 2012. Costs of goods sold in the auction and liquidation segment increased $0.6 million, to $7.9 million during the year ended December 31, 2013 from $7.3 million during the year ended December 31, 2012. As a percentage of gross sales of goods where we hold title to the goods in the auction and liquidation segment, costs of goods sold was 79.7% during the year ended December 31, 2013 as compared to 89.7% during the year ended December 31, 2012. This increase in the gross margin in 2013 was primarily due to the sale of four oil rigs under a sales-type lease. Cost of goods sold in the UK retail stores segment decreased $1.9 million to $3.6 million during the year ended December 31, 2013, from $5.5 million during the year ended December 31, 2012. The decrease in costs of goods sold in the UK retail store segment was primarily due to the inclusion of one fewer month of expenses for the UK retail store segment in the period ended December 31, 2013 versus the period ended December 31, 2012 as a result of the deconsolidation discussed above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the years ended December 31, 2013 and 2012 were comprised of the following:

Selling, General and Administrative Expenses by Segment

(Dollars in thousands)

	Year Ended December 31, 2013		Year Ended December 31, 2012		Change
	Amount	%	Amount	%	Amount	%

Auction and liquidation	$12,065	33.2%	$17,257	43.3%	$(5,192)	-30.1%
Valuation and appraisal	8,861	24.4%	7,095	17.8%	1,766	24.9%
UK retail stores	3,818	10.5%	4,480	11.3%	(662)	-14.8%
Corporate and other	11,638	31.9%	11,002	27.6%	636	5.8%
Total selling, general & administrative expenses	$36,382	100.0%	$39,834	100.0%	$(3,452)	-8.7%

Total selling, general and administrative expenses decreased $3.5 million, or 8.7%, to $36.3 million during the year ended December 31, 2013 from $39.8 million for the year ended December 31, 2012. The decrease was primarily due to a decrease in selling, general and administrative expenses of (a) $5.2 million in the auction and liquidation segment and (b) $0.7 million in the UK retail stores segment. These decreases were offset by an increase in (a) selling, general and administrative expenses of $1.8 million in the valuation and appraisal segment and (b) selling, general and administrative expenses of $0.7 million in corporate and other.

Selling, general and administrative expenses in the auction and liquidation segment decreased $5.2 million, to $12.1 million during the year ended December 31, 2013 from $17.3 million for the year ended December 31, 2012. The $5.2 million decrease in selling, general and administrative expenses in the auction and liquidation segment was primarily due to a decrease in profit sharing and bonus expense related to our operations in Europe in 2013.

Selling, general and administrative expenses in the valuation and appraisal services segment increased $1.8 million, or 24.9%, to $8.9 million during the year ended December 31, 2013 from $7.1 million for the year ended December 31, 2012. The increase was primarily due to an increase in headcount in administrative functions in the valuation and appraisal segment that resulted in an increase in payroll and related expenses of $0.4 million and an increase in operating expenses of $1.3 million from the expansion of our appraisal operations in the United Kingdom. Selling, general and administrative expenses for the UK retail store segment decreased $0.7 million to $3.8 million in 2013 from $4.5 million during the prior year. The decrease in selling general and administrative expenses in the UK retail store segment was primarily due to the inclusion of one fewer month of expenses for the UK retail store segment in the period ended December 31, 2013 versus the period ended December 31, 2012 as a result of the deconsolidation discussed above.

Selling, general and administrative expenses for corporate and other increased $0.6 million, or 5.8%, to $11.6 million during the year ended December 31, 2013 from $11.0 million for the year ended December 31, 2012. The increase was primarily due to an increase in payroll and related expenses related to contractually required severance costs incurred in April 2013 as a result of the departure of our former chief financial officer.

Other Income (Expense). Other expense was $0.2 million during the year ended December 31, 2013 as compared to other income of $1.4 million during the year ended December 31, 2012. Other expense in 2013 was primarily comprised of $0.2 million of losses from our equity investments in Shoon and Great American Real Estate, LLC. Other income during the year ended December 31, 2012 was primarily comprised of (a) $0.2 million of interest income on our note receivable – related party as described in Note 10 to our consolidated financial statements; (b) $1.4 million of gain from bargain purchase as a result of the Shoon acquisition on May 4, 2012, where the net assets acquired exceeded the consideration paid, offset by $0.1 million from our loss from our equity investment in Great American Group Real Estate, LLC.

Interest Expense. Interest expense was $2.7 million during the year ended December 31, 2013 as compared to $2.6 million during the year ended December 31, 2012. Interest expense during the year ended December 31, 2013 was primarily comprised of interest expense on the notes payable to the Great American Members and Phantom Equityholders of $2.0 million, interest expense and amortization of deferred loan fees on our $100.0 million asset based credit facility of $0.2 million, interest expense and fees of $0.3 million incurred for the asset based credit facility that was used to fund some of our retail liquidation engagements, and interest expense on our accounts receivable revolving line of credit of $0.1 million. Interest expense during the year ended December 31, 2012 was primarily comprised of interest expense on the notes payable to the Great American Members and Phantom Equityholders of $2.1 million, amortization of deferred loan fees on our $100.0 million asset based credit facility of $0.3 million, and $0.2 million of interest expense we incurred on our accounts receivable revolving line of credit and amounts outstanding under of asset based credit facility for letters of credit.

Income Before Provision for Income Taxes. Income before provision for income taxes was $1.3 million during year ended December 31, 2013 compared to income before provision for income taxes of $6.3 million during the year ended December 31, 2012. The decrease in income before provision for income taxes during the year ended December 31, 2013 was primarily due to (a) a $1.4 million decrease in operating income earned from the operations of Shoon which are included in our UK retail stores segment; (b) a $1.3 million decrease in operating income earned from the our Valuation and Appraisal segment and our Auction and Liquidation segment; (c) the gain from bargain purchase of $1.4 million related to the acquisition of Shoon in 2012; (d) a decrease in interest income of $0.2 million; and (e) an increase in corporate overhead of $0.6 million that primarily related to contractually required severance costs from the departure of our former chief financial officer in April 2013.

Provision For Income Taxes. Provision for income taxes was $0.7 million during the year ended December 31, 2013 compared to a provision for income taxes of $1.9 million during the year ended December 31, 2012. The effective income tax rate was 55.0% during the year ended December 31, 2013 compared to an effective income tax rate of 30.8% during the year ended December 31, 2012. The effective income tax rate on our provision for income taxes in 2013 was negatively impacted by the tax differential related to the tax benefit from foreign losses reported in our financial statements during 2013. During 2012, our provision for income taxes was favorably impacted by lower income taxes from our foreign operations which included the operating results from our acquisition of Shoon on May 4, 2012 and the gain on bargain purchase of Shoon.

Net Income Attributable to Noncontrolling Interests Net income attributable to noncontrolling interests represents the proportionate share of net income generated by Shoon and Great American Group Global Partners, LLC that we do not wholly-own. During the year ended December 31, 2013, net loss attributable to noncontrolling interests was $0.5 million compared to net income attributable to noncontrolling interests of $0.8 million during the year ended December 31, 2012.

Net Income Attributable to the Company. Net income attributable to the Company for the year ended December 31, 2013 was $1.1 million compared to net income of $3.5 million during the year ended December 31, 2012. The decrease in net income during the year ended December 31, 2013 as compared to the same period in 2012 was primarily due to (a) a $1.4 million decrease in operating income earned from the operations of Shoon which are included in our UK retail stores segment; (b) the gain from bargain purchase of $1.4 million related to the acquisition of Shoon in 2012; (c) an increase in corporate overhead of $0.6 million that primarily related to contractually required severance costs from the departure of our former chief financial officer in April 2013; and (d) the amount reported for the net income (loss) attributable to noncontrolling interests.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Consolidated Statements of Operations

(Dollars in thousands)

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Amount	%	Amount	%
Revenues:
Services and fees	$65,624	78.2%	$60,627	95.4%
Sale of goods	18,312	21.8%	2,899	4.6%
Total revenues	83,936	100.0%	63,526	100.0%

Operating expenses:
Direct cost of services	23,911	28.5%	19,749	31.1%
Cost of goods sold	12,750	15.2%	3,391	5.3%
Selling, general and administrative expenses	39,834	47.5%	32,946	51.9%
Total operating expenses	76,495	91.1%	56,086	88.3%
Operating income	7,441	8.9%	7,440	11.7%
Other income (expense):
Interest income	201	0.2%	476	0.8%
Loss from equity investment in Great American
Real Estate, LLC	(120)	-0.1%	(369)	-0.6%
Gain from bargain purchase	1,366	1.6%	-	n/a
Interest expense	(2,612)	-3.1%	(4,885)	-7.7%
Income before provision for income taxes	6,276	7.5%	2,662	4.2%
Provision for income taxes	(1,936)	-2.3%	(2,060)	-3.3%
Net income	4,340	5.2%	602	0.9%
Net income attributable to noncontrolling interests	819	1.1%	-	n/a
Net income attributable to Great American Group, Inc.	$3,521	4.2%	$602	0.9%

Revenues. Total revenues increased $20.4 million to $83.9 million during the year ended December 31, 2012 from $63.5 million during the year ended December 31, 2011. The increase in revenues was primarily due to a $7.5 million increase in revenues in the auction and liquidation segment, a $2.7 million increase in revenues in the valuation and appraisal services segment and an increase in revenues of $10.2 million in the UK retail stores segment as a result of our acquisition of Shoon on May 4, 2012 as more fully described below. The increase in revenues in the auction and liquidation segment in 2012 was primarily due to an increase in revenues of (a) $5.2 million from the auction of wholesale and industrial equipment, which included revenues of $1.7 million from the sale of one oil rig from the exercise of a lease purchase option, (b) $3.5 million from financing activities to a retailer in the United Kingdom, (c) $5.3 million from our GA Keen Realty Advisors division, and (d) $0.3 million from retail liquidation engagements. These increases were offset by a decrease in revenues of $6.8 million from capital advisory fees earned by our GA Capital operations. The increase in revenues from financing activities was primarily due to interest income, amortization of discount, and monitoring fees earned and collected in 2012 on a loan to a retailer in the United Kingdom. The increase in revenues from our GA Keen Realty Advisors division in 2012 was due to an increase in the size and number of engagements where we provided real estate consulting services as compared to the same period in 2011. The decrease in revenues from capital advisory fees was primarily due to a decrease in fees earned from loan origination activity in 2012 and contingent fees earned in 2011 from the prepayment of previously originated loans where we acted as an advisor. The increase in revenues of $2.7 million in the valuation and appraisal services segment was primarily due to an increase in revenues of $0.9 million related to appraisals for machinery and equipment and an increase in revenues of $1.8 million for appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors.  Revenues from gross sales of goods increased to $18.3 million during the year ended December 31, 2012 from $2.9 million during the year ended December 31, 2011, primarily due to an increase in revenues in our UK retail stores segment as a result of the acquisition of Shoon on May 4, 2012 as more fully discussed below.

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

Revenues in the auction and liquidation segment increased $7.5 million to $48.2 million during the year ended December 31, 2012 from $40.7 million during the year ended December 31, 2011. The increase in revenues in the auction and liquidation segment in 2012 was primarily due to an increase in revenues of (a) $5.2 million from the auction of wholesale and industrial equipment, which included revenues of $1.7 million from the sale of one oil rig from the exercise of the lease purchase option, (b) $3.5 million from financing activities to a retailer in the United Kingdom, (c) $5.3 million from our GA Keen Realty Advisors division, and (d) $0.3 million from retail liquidation engagements. These increases were offset by a decrease in revenues of $6.8 million from capital advisory fees earned by our GA Capital operations. Revenues from retail liquidation engagements were $20.5 million during the year ended December 31, 2012, an increase of $0.3 million, from $20.2 million during the year ended December 31, 2011. During the year ended December 31, 2012, revenues from one liquidation engagement in Europe accounted for $12.1 million or 24.9% of our total revenues in the auction and liquidation segment. During the year ended December 31, 2011, the TJ Hughes Limited liquidation engagement in Europe and our participation in the joint venture involving the liquidation of Borders Group, Inc. accounted for $17.1 million or 42.0% of our total revenues in the auction and liquidation segment. Revenues from gross sales of goods where we held title to the goods increased $5.2 million to $8.1 million during the year ended December 31, 2012 from $2.9 million during the year ended December 31, 2011. The increase in revenues was primarily due to the sale of one oil rig from the exercise of the lease purchase option in the amount of $1.7 million and an increase in auction engagements where we sell assets in 2012.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the year ended December 31, 2012 and 2011 were comprised of the following:

Selling, General and Administrative Expenses by Segment

(Dollars in thousands)

	Year Ended December 31, 2012		Year Ended December 31, 2011		Change
	Amount	%	Amount	%	Amount	%

Auction and liquidation	$17,257	43.3%	$13,528	41.1%	$3,729	27.6%
Valuation and appraisal	7,095	17.8%	7,319	22.2%	(224)	-3.1%
UK retail stores	4,480	11.3%	-	n/a	4,480	n/a
Corporate and other	11,002	27.6%	12,099	36.7%	(1,097)	-9.1%
Total selling, general & administrative expenses	$39,834	100.0%	$32,946	100.0%	$6,888	20.9%

Total selling, general and administrative expenses increased $6.9 million, or 21.0%, to $39.9 million during the year ended December 31, 2012 from $33.0 million for the year ended December 31, 2011. Selling, general and administrative expenses in the auction and liquidation segment increased $3.7 million, to $17.2 million during the year ended December 31, 2012 from $13.5 million for the year ended December 31, 2011. The $3.7 million increase in selling, general and administrative expenses in the auction and liquidation segment was primarily due to an increase in (a) payroll and benefits expenses of $1.1 million due to the continued expansion of our operations in the United Kingdom in 2012, and (b) profit sharing and bonus expense of $4.7 million primarily related to our operations in the United Kingdom and increase in profitability of our GA Keen Realty division in 2012. These increases were offset by a decrease in professional and consulting fees of $1.0 million, $0.6 million decrease in bad debt expense, and a decrease in other operating expenses of $0.5 million which was primarily due to the favorable impact of foreign currency exchange rates from our United Kingdom operations in 2012. Bad debt expense was $(0.2) million in 2012, which represented recoveries of bad debts written off in 2011, as compared to bad debt expense of $0.4 million in 2011. These bad debt expense amounts primarily related to our wholesale and industrial operations in the auction and liquidation segment.

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

Selling, general and administrative expenses for corporate and other decreased $1.1 million, or 9.1%, to $11.0 million during the year ended December 31, 2012 from $12.1 million for the year ended December 31, 2011. The decrease was primarily due to (a) a decrease in compensation expense of $1.9 million for noncontrolling interests that primarily related to our majority owned subsidiary GA Capital, LLC, (b) a decrease of $0.3 million in share based compensation expense related to consideration paid to the Phantom Equityholders in connection with the Acquisition on July 31, 2009 that was incurred during the year ended December 31, 2011, where no corresponding expense was incurred during the year ended December 31, 2012. These decreases were offset by an increase in payroll and related expenses of $1.1 million that was primarily comprised of an increase in wages for additional hires and an increase in bonus expense in 2012.

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

Liquidity and Capital Resources

Our operations have been funded through a combination of our existing cash on hand, operating profits generated from operations, borrowings under our revolving credit facility, and special purpose financing arrangements. During the years ended December 31, 2013, 2012 and 2011 we generated net income of $1.1 million, $3.5 million and $0.6 million, respectively. Our cash flows and profitability are impacted by the number and size of retail liquidation engagements we perform on a quarterly or annual basis. Our cash flows are also impacted by our lending activities and interest expense on the $50.5 million of subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders. These factors have resulted in net cash used in operating activities of $3.2 million during the year ended December 31, 2013, net cash provided by operating activities of $16.2 million during the year ended December 31, 2012 and net cash used in operating activities of $2.0 million during the year ended December 31, 2011.

As of December 31, 2013, we had $18.9 million in unrestricted cash, $0.3 million of restricted cash, $0.3 million of borrowings outstanding on our accounts receivable revolving credit facility and $5.7 million of borrowing outstanding under our $100.0 million asset based credit facility. We believe that our current cash and cash equivalents, funds available under our asset based credit facilities and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations.

Our principal sources of liquidity to finance our business is our existing cash on hand, cash flows generated from operating activities, funds available under revolving credit facilities and special purpose financing arrangements.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Net cash provided by (used in):
Operating activities	$(2,492)	$16,210	$(2,045)
Investing activities	5,482	(6,764)	1,240
Financing activities	(3,075)	(5,888)	(4,001)
Effect of foreign currecy on cash	231	129	(240)
Net (decrease) increase in cash and cash equivalents	$146	$3,687	$(5,046)

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Cash used in operating activities was $2.5 million for the year ended December 31, 2013 compared to cash provided by operating activities of $16.2 million in 2012. Cash used in operating activities in 2013 includes net income adjusted for noncash items and changes in operating assets and liabilities. The decrease in cash provided by operating activities in 2013 was primarily due to a decrease in net income during the year ended December 31, 2013 to $0.6 million from net income of $4.4 million during the year ended December 31, 2012 and the impact of the sales-type financing we provided on the sale of four oil rigs. Cash provided by operating activities in 2012 was favorably impacted by the increase in cash flows from our lending activities in the United Kingdom related to the cash collections on our loan receivable in the amount of $8.5 million. There were no similar lending activities during the year ended December 31, 2013.

Cash provided by investing activities was $5.5 million for the year ended December 31, 2013 compared to cash used in investing activities of $6.8 million during the year ended December 31, 2012. During the year ended December 31, 2013, cash provided by investing activities was primarily comprised of (a) a $7.6 million decrease in restricted cash and (b) $0.6 million of cash collected from the note receivable – related party, offset by $1.2 million of cash used to purchase property and equipment.

Cash used in financing activities was $3.1 million for the year ended December 31, 2013 compared to cash used in financing activities of $5.9 million in 2012. During the year ended December 31, 2013, cash used in financing activities primarily consisted of $2.8 million for the repayment of borrowings under our notes payable, $2.0 million of repayments on our accounts receivable revolving line of credit, $1.7 million of principal payments on the notes payable to the Phantom Equityholders, $1.9 million of distributions to noncontrolling interests, offset by borrowings of $5.7 million on our asset based credit facility that was utilized to purchase goods held for sale or auction in our wholesale and industrial operations. Cash used in financing activities was $5.9 million for the year ended December 31, 2012. During the year ended December 31, 2012, cash used in financing activities primarily consisted of $2.1 million for the repayment of borrowings under our notes payable, $1.7 million of principal payments on the notes payable to the Phantom Equityholders, $2.5 million of distributions to noncontrolling interests, offset by an increase of $0.4 million on the accounts receivable revolving line of credit.

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

Credit Agreements

From time to time, we utilize our asset based credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. Subject to certain limitations and offsets, we are permitted to borrow up to $100.0 million under the credit facility, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect), and the maturity date has been extended from July 16, 2013 to July 15, 2018. Borrowings under the credit facility are only made at the discretion of the lender and are generally required to be repaid within 180 days. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. On March 19, 2014, the Company entered into the UK Credit Agreement with an affiliate of Wells Fargo Bank, National Association which provides for the financing of transactions in the United Kingdom. The UK Credit Agreement allows the Company to borrow up to £50 million. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $100.0 million credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. The credit facility also provides for success fees in the amount of 5% to 20% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related credit agreement. We typically seek borrowings on an engagement-by-engagement basis. The credit agreements governing the credit facility contains certain covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. At December 31, 2013 and December 31, 2012, the outstanding balance under the credit facility for borrowings was $5.7 million and $0, respectively. At December 31, 2013, there were no outstanding letters of credit under the credit facility. At December 31, 2012, there were letters of credits outstanding for a retail liquidation engagement in the amount of 6.7 million that were returned to us during the first quarter of 2013.

On May 29, 2008, Great American Group Energy Equipment, LLC (“GAGEE”) entered into a credit agreement to finance the purchase of oil rigs and other equipment related to the oil exploration business to be sold at auction or liquidation. Under the original credit agreement, the principal amount of the loan was $12.0 million and borrowings bear interest at a rate of 20% per annum. The loan is collateralized by the oil rigs and other equipment related to the oil exploration business that was purchased with the proceeds from the loan. GAGEE is required to make principal and interest payments from proceeds from the sale of the oil rigs and other equipment related to the oil exploration business. GAGEE is a special purpose entity created to purchase the oil rigs and other equipment related to the oil exploration business, whose assets consist only of the oil rigs and other equipment related to the oil exploration business in question and whose liabilities are limited to the lenders’ note and certain operational expenses related to this transaction. Under the Third Amendment to the Credit Agreement dated March 19, 2012, the maturity date of the note payable was extended to December 31, 2012 with an interest rate of 0% through maturity. GAGEE entered into a Fourth Amendment to the Credit Agreement effective December 31, 2012 which extended the maturity date of the note payable to December 31, 2013 and the interest rate remained at 0% through maturity. GAGEE entered into a Fifth Amendment to the Credit Agreement effective December 31, 2013 which extended the maturity date of the note payable to June 30, 2015 and the interest rate remained at 0% through maturity. The Third, Fourth and Fifth Amendments to the Credit Agreement also provided for the lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable. During the year ended December 31, 2013, the lease payments collected from the lease of four oil rigs was used to reduce the outstanding note payable balance by $2.7 million, to $6.9 million at December 31, 2013 from $9.6 million at December 31, 2012. GAG, LLC guaranteed GAGEE’s liabilities to the lenders up to a maximum of $1.2 million. GAG, LLC made a payment of $1.2 million on October 9, 2009 in full satisfaction of its guaranty under the credit agreement, which reduced the principal amount of borrowings and interest due under the credit agreement. The credit agreement does not provide for other recourse against us, GAG, LLC or any of our other subsidiaries.

Accounts Receivable Line of Credit

On May 17, 2011, one of our majority owned subsidiaries entered into an Accounts Receivable Line of Credit with a finance company. Proceeds from the Accounts Receivable Line of Credit were used to pay off borrowings under the factoring agreement.  The Accounts Receivable Line of Credit is collateralized by the accounts receivable of our majority owned subsidiary and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Accounts Receivable Line of Credit, with maximum borrowings not to exceed $2.0 million. The interest rate under the Accounts Receivable Line of Credit is the prime rate plus 2%, payable monthly in arrears. The Accounts Receivable Line of Credit was amended effective February 3, 2012 and the maximum borrowings allowed increased from $2.0 million to $3.0 million. The maturity date of the Accounts Receivable Line of Credit is February 3, 2015 and the maturity date may be extended for successive periods equal to one year, unless our majority owned subsidiary gives the finance company written notice of its intent to terminate the Accounts Receivable Line of Credit at least thirty days prior to the maturity date of the Accounts Receivable Line of Credit. The finance company has the right to terminate the Accounts Receivable Line of Credit at its sole discretion upon giving sixty days’ prior written notice. In connection with the Accounts Receivable Line of Credit, GAG, LLC entered into a limited continuing guaranty of our majority owned subsidiary’s obligations under the Accounts Receivable Line of Credit. Borrowings outstanding under the Accounts Receivable Line of Credit were $0.3 million and $2.3 million at December 31, 2013 and 2012, respectively.

Promissory Notes

In connection with the Acquisition, we issued certain subordinated unsecured promissory notes to the Great American Members and the Phantom Equityholders. In 2010 we amended an aggregate of $52.4 million of the $55.6 million principal amount then outstanding of the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, which reduced the interest rate on these notes from 12.0% per annum to 3.75% per annum. In addition, the maturity date for $47.0 million of the $55.6 million principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members was extended to July 31, 2018, subject to annual prepayments based upon our cash flow, provided that we are not obligated to make such prepayments if our minimum adjusted cash balance is below $20.0 million.  Each prepayment, if any, is due within 30 days of the filing of our Annual Report on Form 10-K, beginning with the Form 10-K for the fiscal year ended December 31, 2010. There were no prepayments due on the notes payable under this prepayment provision on April 30, 2013, April 30, 2012 and April 30, 2011 and no prepayment is due for the fiscal year ended December 31, 2013. In addition, we entered into individual waivers for an aggregate of $51.3 million of the $55.3 million principal amount then outstanding, whereby the noteholders permitted us to defer interest payments due on each of October 31, 2010, January 31, 2011, and April 30, 2011 until July 31, 2011. Effective July 31, 2011, we entered into further individual amendments with the Great American Members that increased the principal amount of the promissory notes from $47.0 million to $48.8 million, for the $1.8 million of accrued interest that was due on July 31, 2011. The addition to the principal amount accrues interest at the note rate of 3.75% and continues to be subject to annual prepayments based upon our cash flow and the maintenance of a minimum adjusted cash balance as provided in the notes prior to the capitalization of the accrued interest. On July 26, 2011 and August 3, 2011, we received waivers from certain of the Phantom Equityholders that permitted us to extend the payment date for $1.4 million of the $1.7 million of principal amount originally due and payable on July 31, 2011 until the fourth quarter of 2011. Of the $1.4 million principal amount originally due on July 31, 2011, $0.6 million of principal amount was paid to two of the Phantom Equityholders on October 1, 2011, $0.3 million of principal amount was paid to one of the Phantom Equityholders on October 15, 2011, and $0.5 million of principal amount was paid to the remaining two Phantom Equityholders on November 4, 2011.

As of December 31, 2013, there was $48.8 million in aggregate principal amount outstanding owed to the Great American Members, all of which accrues interest at 3.75%. As of December 31, 2013, there was $1.7 million in aggregate principal amount outstanding payable to the Phantom Equityholders. Of this amount, $1.0 million accrues interest at 3.75% and $0.7 million accrues interest at 12.0%. On January 31, 2014, the Company paid in full the $0.7 million of principal balance for the notes to the Phantom Equityholders that had the 12.0% interest rate.

Dialectic Loan Agreement

On July 21, 2011, GAG, LLC entered into a loan agreement with Dialectic Capital Partners, LP, Dialectic Offshore Ltd., Dialectic Antithesis Partners, LP and Dialectic Antithesis Offshore Fund, Ltd. (collectively, the “Dialectic Lenders”) and Dialectic Capital Management, LLC as collateral agent. The loan agreement provided for the loan of $7.0 million to GAG, LLC pursuant to a promissory note with a stated principal amount of $7.6 million. No interest was due on the loan until after November 1, 2011.  The loan was used to fund a portion of GAG, LLC’s obligations in connection with its participation in a liquidation transaction. The loan agreement also provided for profit participation payments to the Dialectic Lenders up to a maximum of 5% of the maturity value of the note. The stated principal amount of the note payable and the profit participation payment were paid in full in October 2011. The Dialectic Lenders received $0.4 million in profit participation payments under the note.

Off Balance Sheet Arrangements

On July 8, 2010, the Company loaned $3.2 million to GARE for the purposes of investing in GAHA Fund II, LLC, a newly formed joint venture which is 50% owned by GARE. GAHA Fund II, LLC is a special purpose entity created to purchase non-performing distressed real estate loans at a discount to par from a financial institution and market the loans and real estate to third parties. The note receivable bears interest at a rate of 15% per annum and all unpaid principal and interest was originally due on July 8, 2011. In July 2011, the maturity date of the loan was extended and the interest rate was reduced to 8% per annum.  On December 29, 2011, additional funds in the amount of $0.6 million were loaned to GARE and the note receivable was amended to increase the outstanding balance to $3.8 million and extend the maturity date to July 31, 2012. On February 20, 2013, the third amendment to the note receivable extended the maturity date to December 31, 2013. During the year ended December 31, 2012, the Company received principal payments on the note receivable totaling $3.2 million and recorded impairment charge of $0.1 million to write down the note receivable to its estimated net realizable value at December 31, 2012. There was no interest income recorded on the note receivable during the year ended December 31, 2013 and interest income was $0.2 million for the year ended December 31, 2012. The note receivable in the amount of $0.6 million is included in note-receivable – related party as of December 31, 2012. The note receivable in the amount of $0.6 million was paid to the Company in August 2013.

Other than with respect to our arrangements with GAHA Fund II, LLC, as further described in Note 17 “Related Party Transactions” to our consolidated financial statements, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements and do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, established for the purpose of facilitating off-balance sheet arrangements. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

The following table sets forth aggregate information about our contractual obligations as of December 31, 2013 and the periods in which payments are due:

	Payments due by period
	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 years
	(Dollars in thousands)
Contractual Obligations
Revolving credit facility, including interest	$333	$333	$—	$—	$—
Asset based credit facility, including interest	5,710	5,710	—	—	—
Long-term debt, including interest	58,970	3,620	3,686	51,664	—
Notes payable, including interest	6,856	6,856	—	—	—
Operating lease obligations	7,862	1,590	3,029	2,803	440
Total	$79,731	$18,109	$6,715	$54,467	$440

We anticipate that cash generated from operations and existing borrowing arrangements under our credit facilities to fund costs and expenses incurred in connection with liquidation engagements should be sufficient to meet our cash requirements for at least the next twelve months. However, our future capital requirements will depend on many factors, including the success of our businesses in generating cash from operations, continued compliance with financial covenants contained in our credit facilities, the timing of principal payments on our long-term debt and the capital markets in general, among other factors.

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

Revenues from sales-type leases are recorded as an asset at lease inception. The asset is recorded at the aggregate future minimum lease payments, estimated residual value of the leased equipment, and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. During the year ended December 31, 2013, the terms of the lease agreement for four oil rigs that was included in leased equipment at December 31, 2012 was amended to, among other things, eliminate the right of the lessor to return the oil rigs to the Company. This amendment changed the classification of the lease from an operating lease to a sales-type lease and resulted in the Company recording revenues from the sale of the oil rigs.

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

Inventory. Merchandise inventories are stated at the lower of average cost or market. The Company identifies potentially excess and slow-moving inventories and shrinkage by evaluating turn rates, inventory levels, historical results of inventory counts and other factors at its retail and warehouse locations. At December 31, 2012, the Company had a lower of cost or market reserves for excess and slow-moving inventories and shrinkage that related to Shoon in the amounts of $26.

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

When testing goodwill for impairment, we may assess qualitative factors for some or all of our reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, we may bypass this qualitative assessment for some or all of our reporting units and perform a detailed qualitative test of impairment (step 1). If we perform the detailed qualitative impairment test and the carrying amount of the reporting unit exceeds its fair value, we would perform an analysis (step 2) to measure such impairment. In 2013, we elected to proceed to the qualitative assessment of the recoverability of our goodwill balances for each of our reporting units in performing our annual impairment test. Based on our qualitative assessments, we concluded that the fair values of each of our reporting units exceeded their carrying values and no impairments were identified.

In accordance with the Codification, the Company reviews the carrying value of its intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. No impairment was deemed to exist as of December 31, 2013.

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

The FASB has issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force”. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows.  To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The amendments in the ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Early adoption is permitted.  The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date.  Retrospective application is permitted.

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

The primary objective of the our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income it receives from its investments without significantly increasing risk. To achieve these objectives, our investments allow it to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and certificates of deposit. Our cash and cash equivalents through December 31, 2013 included amounts in bank checking, certificates of deposit and liquid money market accounts. The Company believes it has minimal interest rate risk. A one percentage point decrease in the average interest rate on our portfolio would have reduced its interest income for the year ended December 31, 2013 by an immaterial amount.

Foreign Currency Risk

The majority of our operating activities are conducted in U.S. dollars. Approximately 21.0% of our net sales for the year ended December 31, 2013 were denominated in other currencies such as British Pounds and Euros. The financial statements of our foreign subsidiaries are translated into U.S. dollars at fiscal year-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income. Transaction gains included in our consolidated statement of operations, amounted to approximately $0.3 million during the year ended December 31, 2013, a gain of approximately $0.9 million for the year ended December 31, 2012 and a loss of approximately $0.2 million for the year ended December 31, 2011. Furthermore, a 10% appreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net increase in our operating income of approximately $0.1 million for the year ended December 31, 2013. Conversely, a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net decrease in our operating income of approximately $0.1 million for the year ended December 31, 2013.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based upon the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2013 our disclosure controls and procedures were effective at the reasonable assurance level.

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

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2014 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2013.

Item 11.	EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2014 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2013.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2014 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2013.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2014 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2013.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2014 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2013.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements. The Company’s Consolidated Financial Statements as of December 31, 2013 and 2012 and for each of the three years in the year ended December 31, 2013 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report, beginning on page F-1.

2.	Financial Statement Schedules.

Financial Statement Schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included in the consolidated financial statements or the notes thereto.

(b)	Exhibits and Index to Exhibits, below.

Exhibit Index

Exhibit No.	Description

2.1(1)+	Agreement and Plan of Reorganization, dated May 14, 2009, by and among Alternative Asset Management Acquisition Corp., Great American Group, Inc., AAMAC Merger Sub, Inc., Great American Group, LLC, the Members of Great American Group, LLC and the Member Representative

2.2(1)	Amendment No. 1 to Agreement and Plan of Reorganization, dated May 29, 2009, by and among Alternative Asset Management Acquisition Corp., Great American Group, Inc., AAMAC Merger Sub, Inc., Great American Group, LLC, the Members of Great American Group, LLC and the Member Representative

2.3(1)	Amendment No. 2 to Agreement and Plan of Reorganization, dated July 8, 2009, by and among Alternative Asset Management Acquisition Corp., Great American Group, Inc. AAMAC Merger Sub, Inc., Great American Group, LLC, the Members of Great American Group, LLC and the Member Representative

2.4(2)	Amendment No. 3 to Agreement and Plan of Reorganization, dated July 28, 2009, by and among Alternative Asset Management Acquisition Corp., Great American Group, Inc. AAMAC Merger Sub, Inc., Great American Group, LLC, the Members of Great American Group, LLC and the Member Representative

3.1(1)	Certificate of Incorporation of Great American Group, Inc.

3.2(1)	Bylaws of Great American Group, Inc.

4.1(1)	Form of common stock certificate

10.1(4)	Credit Agreement, dated as of May 29, 2008, by and among Great American Group Energy Equipment, LLC, Garrison Loan Agency Services LLC and the lender parties thereto

10.2(4)	Great American Group, LLC Guaranty, dated as of May 29, 2008, by Great American Group, LLC in favor of Garrison Special Opportunities Fund LP., Gage Investment Group, LLC and Garrison Loan Agency Services LLC

10.3(5)	Forbearance Agreement, dated as of October 8, 2009, by and among Great American Group Energy Equipment, LLC, Great American Group, LLC, Garrison Special Opportunities Fund LP, Gage Investment Group LLC and Garrison Loan Agency Services LLC

10.4(4)	Security Agreement, dated as of May 29, 2008, by and among Great American Group Energy Equipment, LLC, Great American Group, LLC and Garrison Loan Agency Services LLC

10.5(9)	Amended and Restated Credit Agreement, dated as of December 8, 2010, by and between Great American Group WF, LLC as US Borrower, GA Asset Advisors Limited, as English Borrower, and Wells Fargo Bank, National Association

10.6(9)	Amended and Restated Guaranty, dated as of December 8, 2010, by Great American Group, Inc. and Great American Group, LLC, in favor of Wells Fargo Bank, National Association

10.7(4)	Security Agreement, dated as of October 21, 2008, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association (Successor to Wells Fargo Retail Finance, LLC)

10.8(4)	Form of promissory note issued by Great American Group, Inc. in favor of each Contribution Consideration Recipient

10.9(3)	Registration Rights Agreement, dated as of July 31, 2009, by and among Great American Group, Inc. and the stockholders of Great American Group, Inc. named therein

10.10(3)	Escrow Agreement, dated as of July 31, 2009, by and among Great American Group, Inc., the Member Representative and Continental Stock Transfer & Trust Company

10.11(1)	Letter Agreement, dated May 14, 2009, by and among Alternative Asset Management Acquisition Corp., Great American Group, Inc., Great American Group, LLC and the stockholders of Alternative Asset Management Acquisition Corp. named therein

10.12(1)	Amendment to Letter Agreement, dated as of July 8, 2009, by and among Alternative Asset Management Acquisition Corp., Great American Group, Inc., Great American Group, LLC and the stockholders of Alternative Asset Management Acquisition Corp. named therein

10.13(3)	Amendment to Letter Agreement, dated as of July 28, 2009, by and among Alternative Asset Management Acquisition Corp., Great American Group, Inc., Great American Group, LLC and the stockholders of Alternative Asset Management Acquisition Corp. named therein

10.14(3)#	Form of Director and Officer Indemnification Agreement

10.15(3)#	Employment Agreement, dated July 31, 2009, by and between Great American Group, Inc. and Harvey M. Yellen

10.16(3)#	Employment Agreement, dated July 31, 2009, by and between Great American Group, Inc. and Andrew Gumaer

10.17(3)#	Employment Agreement, dated July 31, 2009, by and between Great American Group, Inc. and Scott Carpenter

10.18(4)	Form of Phantom Equityholder Amendment Agreement and Release

10.19(4)	Form of Phantom Equityholder Acknowledgement to Amendment No. 3 to Agreement and Plan of Reorganization

10.20(4)#	Great American Group, Inc. Amended and Restated 2009 Stock Incentive Plan

10.21(4)	Sixth Amended and Restated Operating Agreement for Great American Group Advisory & Valuation Services, LLC, dated as of January 1, 2008, by and among Great American Group, LLC, Lester Friedman, John Bankert, Michael Marchlik, and Ken Bloore

10.22(4)	Operating Agreement for Great American Group Machinery & Equipment, LLC, dated as of April 10, 2007, by and among Great American Group, LLC, Marc Swirsky, Lester Friedman, Paul Erickson and John Bankert

10.23(6)	Amendment to Credit Agreement, dated as of December 18, 2009, by and among Great American Group Energy Equipment, LLC, Garrison Special Opportunities Fund LP and Garrison Loan Agency Services LLC

10.24(7)	Form of Amendment No. 1 to Subordinated Unsecured Promissory Note, dated as of April 30, 2010, by and between the Company and each of the Great American Members

10.25(7)	Form of Amendment No. 1 to Subordinated Unsecured Promissory Note, dated as of April 30, 2010, by and between the Company and certain of the Phantom Equityholders

10.26(8)	Second Amendment to and Extension of Credit Agreement and Omnibus Ratification of Loan Documents, dated as of July 16, 2010, by and between Great American Group WF, LLC and Wells Fargo Retail Finance, LLC

10.27(9)	Form of Waiver to Subordinated Unsecured Promissory Note, dated as of October 27, 2010

10.28(10)	Waiver and Second Amendment to Credit Agreement, dated as of May 9, 2011, by and among Great American Group Energy Equipment, LLC, Great American Group, LLC and Garrison Loan Agency Services LLC

10.29(11)	Loan and Security Agreement (Accounts Receivable & Inventory Line of Credit), dated as of May 17, 2011, by and between BFI Business Finance and Great American Group Advisory & Valuation Services, LLC

10.30(12)	Form of Waiver to Subordinated Unsecured Promissory Note with Phantom Equityholders

10.31(12)	Form of Amendment No. 2 to Subordinated Unsecured Promissory Note, dated as of July 31, 2011, by and between the Company and each of the Great American Members

10.32(13)	Second Amended and Restated Credit Agreement, dated as of July 15, 2013, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association

10.33(13)	Third Amended and Restated Guaranty, dated as of July 15, 2013, by and between Great American Group, Inc. and Great American Group, LLC, in favor of Wells Fargo Bank, National Association

10.34(14)	Uncommitted Liquidation Finance Agreement, dated as of March 19, 2014, by and among GA Asset Advisors Limited, each special purpose vehicle affiliated to GA Asset Advisors Limited which accedes to such agreement, and Burdale Financial Limited.

10.35(14)	Master Guarantee and Indemnity, dated as of March 19, 2014, by and among GA Asset Advisors Limited, the Company, Great American Group, LLC, Great American Group WF, LLC, Burdale Financial Limited and Wells Fargo Bank, National Association.

21(4)	Subsidiary List

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Securities and Exchange Commission upon request.
#	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the registrant’s Registration Statement on Form S-4 (File No. 333-159644) declared effective by the Commission on July 17, 2009.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2009.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2009.
(4)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 31, 2009.
(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on October 15, 2009.
(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2010.
(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on May 7, 2010.
(8)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010.
(9)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2011.
(10)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2011.
(11)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2011.
(12)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2011.
(13)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2013.
(14)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Great American Group, Inc.

Date: March 31, 2014	/s/ PHILLIP J. AHN
(Phillip J. Ahn, Chief Operating Officer and Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ ANDREW GUMAER	Chief Executive Officer and Director	March 31, 2014
(Andrew Gumaer)	(Principal Executive Officer)

/s/ PHILLIP J. AHN	Chief Operating Officer and Chief Financial Officer	March 31, 2014
(Phillip J. Ahn)	(Principal Financial Officer)

/s/ HOWARD E. WEITZMAN	Chief Accounting Officer	March 31, 2014
(Howard E. Weitzman)	(Principal Accounting Officer)

/s/ HARVEY M. YELLEN	President, Vice Chairman and Director	March 31, 2014
(Harvey M. Yellen)

/s/ MATTHEW J. HART	Director	March 31, 2014
(Matthew J. Hart)

/s/ HUGH G. HILTON	Director	March 31, 2014
(Hugh G. Hilton)

/s/ MARK D. KLEIN	Director	March 31, 2014
(Mark D. Klein)

/s/ BRYANT R. RILEY	Director	March 31, 2014
(Bryant R. Riley)

GREAT AMERICAN GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Great American Group, Inc.

We have audited the accompanying consolidated balance sheets of Great American Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity (deficit) and cash flows for each of the years in the three year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great American Group, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Marcum LLP

Melville, New York
March 31, 2014

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	December 31,	December 31,
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$18,867	$18,721
Restricted cash	325	7,923
Accounts receivable, net	8,858	16,591
Lease finance receivable	8,099	—
Advances against customer contracts	1,058	2,441
Inventory	—	2,216
Goods held for sale or auction	13,964	10,196
Note receivable related party - current portion	703	611
Deferred income taxes	3,870	4,114
Prepaid expenses and other current assets	948	1,145
Total current assets	56,692	63,958
Note receivable related party - net of current portion	497	—
Property and equipment, net	1,090	970
Goodwill	5,688	5,688
Other intangible assets, net	140	140
Deferred income taxes	8,739	9,484
Other assets	831	343
Total assets	$73,677	$80,583
Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$11,578	$16,886
Due to related parties	45	—
Auction and liquidation proceeds payable	—	864
Mandatorily redeemable noncontrolling interests	2,823	2,856
Asset based credit facility	5,710	—
Revolving credit facility	333	2,304
Current portion of long-term debt	1,724	1,724
Notes payable	6,856	9,628
Current portion of capital lease obligation	—	13
Total current liabilities	29,069	34,275
Long-term debt, net of current portion	48,759	50,483
Total liabilities	77,828	84,758
Commitments and contingencies
Great American Group, Inc. stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 135,000,000 shares authorized; 30,002,975 issued and outstanding as of December 31, 2013 and 2012, respectively	4	4
Additional paid-in capital	3,082	3,082
Retained earnings (deficit)	(6,611)	(7,669)
Accumulated other comprehensive income (loss)	(638)	(520)
Total Great American Group, Inc. stockholders' equity (deficit)	(4,163)	(5,103)
Noncontrolling interests	12	928
Total equity (deficit)	(4,151)	(4,175)
Total liabilities and equity (deficit)	$73,677	$80,583

The accompanying notes are an integral part of these consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Services and fees	$59,967	$65,624	$60,627
Sale of goods	16,165	18,312	2,899
Total revenues	76,132	83,936	63,526
Operating expenses:
Direct cost of services	24,146	23,911	19,749
Cost of goods sold	11,506	12,750	3,391
Selling, general and administrative	36,382	39,834	32,946
Total operating expenses	72,034	76,495	56,086
Operating income	4,098	7,441	7,440
Other income (expense):
Interest income	26	201	476
Loss from equity investment in Great American Real Estate, LLC	(21)	(120)	(369)
Loss from equity investment in Shoon Trading Limited	(156)	—	—
Gain from bargain purchase	—	1,366	—
Interest expense	(2,667)	(2,612)	(4,885)
Income before provision for income taxes	1,280	6,276	2,662
Provision for income taxes	(704)	(1,936)	(2,060)
Net income	576	4,340	602
Net income (loss) attributable to noncontrolling interests	(482)	819	—
Net income attributable to Great American Group, Inc.	$1,058	$3,521	$602

Basic earnings per share	$0.04	$0.12	$0.02
Diluted earnings per share	$0.04	$0.12	$0.02
Weighted average basic shares outstanding	28,682,975	28,682,975	28,539,651
Weighted average diluted shares outstanding	29,907,402	29,614,252	29,408,466

The accompanying notes are an integral part of these consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPHREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011

Net income	$576	$4,340	$602
Other comprehensive income:
Change in cumulative translation adjustment	(118)	(273)	(254)
Other comprehensive loss, net of tax	(118)	(273)	(254)
Total comprehensive income	458	4,067	348
Comprehensive income (loss) attributable to noncontrolling interests	(482)	819	—
Comprehensive income attributable to Great American Group, Inc.	$940	$3,248	$348

The accompanying notes are an integral part of these consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(Dollars in thousands)

							Accumulated
					Additional	Retained	Other		Total
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Interests	(Deficit)
Balance, January 1, 2011	—	$—	30,559,036	$4	$2,878	$(11,792)	$7	$—	$(8,903)
Net income	—	—	—	—	—	602	—	—	602
Foreign currency translation adjustment	—	—	—	—	—	—	(254)	—	(254)
Vesting of restricted stock, net of shares withheld for employee taxes	—	—	442,573	—	(132)	—	—	—	(132)
Share based compensation	—	—	—	—	431	—	—	—	431
Balance, December 31, 2011	—	—	31,001,609	4	3,177	(11,190)	(247)	—	(8,256)
Net income	—	—	—	—	—	3,521	—	819	4,340
Foreign currency translation adjustment	—	—	—	—	—	—	(273)	—	(273)
Formation of noncontrolling interests	—	—	—	—	—	—	—	78	78
Cancellation of founders contingent shares held in escrow	—	—	(1,000,000)	—	—	—	—	—	—
Purchase of noncontrolling interest in subsidiary	—	—	—	—	(95)	—	—	—	(95)
Changes in noncontrolling interests	—	—	—	—	—	—	—	31	31
Adjustments for restricted stock awards	—	—	1,366	—	—	—	—	—	—
Balance, December 31, 2012	—	—	30,002,975	4	3,082	(7,669)	(520)	928	(4,175)
Net income	—	—	—	—	—	1,058	—	(482)	576
Change in noncontrolling interest from deconsolidation of Shoon Trading Limited	—	—	—	—	—	—	—	(434)	(434)
Foreign currency translation adjustment	—	—	—	—	—	—	(118)	—	(118)
Balance, December 31, 2013	—	$—	30,002,975	$4	$3,082	$(6,611)	$(638)	$12	$(4,151)

The accompanying notes are an integral part of these consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

CONSOLDIATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$576	$4,340	$602
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,863	835	981
Provision for doubtful accounts	(12)	108	424
Impairment of goods held for sale or auction	428	194	159
Share-based payments	—	—	431
Effect of foreign currency on operations	226	(98)	(14)
Noncash interest expense	—	—	1,083
Amortization of discount on note payable	—	—	609
Loss from equity investment in Great American Real Estate, LLC and Shoon Trading Limited	177	120	369
Gain from bargain purchase	—	(1,366)	—
Loss on disposal of assets	—	3	4
Deferred income taxes	989	1,366	1,871
Change in fair value of mandatorily redeemable noncontrolling interests	—	—	(83)
Income allocated to mandatorily redeemable noncontrolling interests	1,897	1,928	3,934
Change in operating assets and liabilities:
Accounts receivable and advances against customer contracts	5,145	(6,172)	(7,032)
Lease finance receivable	(8,099)	—	—
Income taxes receivable	—	—	—
Inventory	455	1,618	—
Goods held for sale or auction	(1,625)	2,361	224
Loan receivable	156	8,519	(8,306)
Prepaid expenses and other assets	167	(33)	1,093
Accounts payable and accrued expenses	(3,971)	1,641	3,300
Auction and liquidation proceeds payable	(864)	846	(1,694)
Net cash (used in) provided by operating activities	(2,492)	16,210	(2,045)
Cash flows from investing activities:
Acquisition of business	—	(1,246)	—
Deconsolidation of Shoon Trading Limited	(1,564)	—	—
Purchase of noncontrolling interest in subsidiary	—	(95)	—
Purchases of property and equipment	(1,142)	(634)	(264)
Proceeds from sale of property and equipment	—	21	—
Decrease in notes receivable - related party	611	3,233	2,706
Equity investment in Great American Real Estate, LLC	(21)	(120)	(1,202)
Decrease (increase) in restricted cash	7,598	(7,923)	—
Net cash provided by (used in) investing activities	5,482	(6,764)	1,240
Cash flows from financing activities:
Proceeds from (repayments of) revolving line of credit	(1,971)	362	1,942
Proceeds from asset based credit facility	5,710	—	—
Proceeds from note payable	—	—	7,000
Payment of financing costs	(375)	—	—
Repayment of notes payable and capital lease obligations	(2,785)	(2,138)	(7,786)
Repayments of long-term debt	(1,724)	(1,724)	(1,724)
Payment of employment taxes on vesting of restricted stock	—	—	(132)
Proceeds from formation of noncontrolling interests	—	78	—
Distributions to noncontrolling interests	(1,930)	(2,466)	(3,301)
Net cash (used in) provided by financing activities	(3,075)	(5,888)	(4,001)
Effect of foreign currency on cash	231	129	(240)
Net increase (decrease) in cash and cash equivalents	146	3,687	(5,046)
Cash and cash equivalents, beginning of year	18,721	15,034	20,080
Cash and cash equivalents, end of year	$18,867	$18,721	$15,034

The accompanying notes are an integral part of these consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

CONSOLDIATED STATEMENTS OF CASH FLOWS, Continued

(Dollars in thousands)

	Year ended December 31,
	2013	2012	2011

Supplemental disclosures:
Interest paid	$2,680	$2,616	$2,424
Income taxes paid	175	278	11

Supplemental disclosure of noncash investing and financing activities:
Accrued interest added to Note payable principal balance	$—	$—	$1,762

The accompanying notes are an integral part of these consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

NOTE 1—ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Great American Group, Inc. (the “Company”) provides asset disposition, valuation and appraisal, capital advisory, and real estate consulting services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional services firms throughout the United States, Canada, and the United Kingdom. The Company operates in two operating segments: auction and liquidation services (“Auction and Liquidation”) and valuation and appraisal services (“Valuation and Appraisal”). In the Auction and Liquidation segment, the Company provides auction and liquidation services to help clients dispose of assets, capital advisory and real estate services. Such assets include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property. In the Valuation and Appraisal segment, the Company provides valuation and appraisal services to clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs. The Company previously had a third segment relating to UK retail stores (“UK Retail Stores”). The UK Retail Stores segment included the operation of ten retail shoe stores in the United Kingdom as a result of the acquisition of Shoon Trading Limited (“Shoon”) on May 4, 2012. In August 2013, the Shoon shareholder agreement was also amended and restated to eliminate the Company’s super majority voting rights which enabled the Company to control the board of directors of Shoon, as more fully described in Note 18. As a result of this amendment, the Company no longer controlled the board of directors of Shoon, no longer operated in the UK Retail Stores segment, and Shoon’s operating results are not consolidated for any periods after July 31, 2013. In January 2014, Shoon was sold to a third party, and the Company no longer has a financial interest in the operations of Shoon.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries: AAMAC, GAG LLC, Great American Group Advisory & Valuation Services, LLC (“GAAV”), Great American Group Machinery & Equipment, LLC (“GAME”), Great American Group Real Estate, LLC, Great American Venture, LLC, Great American Group Energy Equipment, LLC (GAGEE”), Great American Group Intellectual Property Advisors, LLC, GA Capital, LLC, GA Asset Advisors Limited, GAC Strategic Advisors, LLC, and Great American Group WF, LLC. The consolidated financial statements also include the accounts of Great American Global Partners, LLC which is controlled by the Company as a result of its ownership of a 50% member interest, appointment of two of the three executive officers and significant influence over the funding of operations. All intercompany accounts and transactions have been eliminated upon consolidation.

The accounting guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; to eliminate the solely quantitative approach previously required for determining the primary beneficiary of a VIE; to add an additional reconsideration event for determining whether an entity is a VIE when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. As more fully described in Note 17, the Company determined that its’ equity investment and subordinated financing arrangements with Great American Real Estate, LLC (“GARE”), a joint venture 50% owned by the Company and Kelly Capital, LLC, changes the status of GARE to a VIE that does not require consolidation in the Company’s consolidated financial statements. The adoption of these changes had no material impact on the Company’s consolidated financial statements.

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

Revenues in the Valuation and Appraisal segment are primarily comprised of fees for valuation and appraisal services. Revenues are recognized upon the delivery of the completed services to the related customers and collection of the fee is reasonably assured. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs which totaled $2,811, $2,704 and $2,419 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Commission and fees earned on the sale of goods at auction and liquidation sales are recognized when evidence of an arrangement exists, the sales price has been determined, title has passed to the buyer and the buyer has assumed the risks of ownership, and collection is reasonably assured. The commission and fees earned for these services are included in revenues in the accompanying consolidated statements of operations. Under these types of arrangements, revenues also include contractual reimbursable costs which totaled $5,620, $5,295 and $3,791 for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Revenues from sales-type leases are recorded as an asset at lease inception. The asset is recorded at the aggregate future minimum lease payments, estimated residual value of the leased equipment, and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. During the year ended December 31, 2013, the terms of the lease agreement for four oil rigs that was included in leased equipment at December 31, 2012 was amended to, among other things, eliminate the right of the lessor to return the oil rigs to the Company. This amendment changed the classification of the lease from an operating lease to a sales-type lease and resulted in the Company recording revenues from the sale of the oil rigs of $9,280 and cost of goods sold of $7,447 during the year ended December 31, 2013.

Fees earned from real estate services and the origination of loans where the Company provides capital advisory services are recognized in the period earned, if the fee is fixed and determinable and collection is reasonably assured.

Revenues from the sale of goods in our UK retail stores segment are recognized as revenue upon the sale of product to retail customers through July 31, 2013. Our net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, and other promotional allowances and are recorded net of sales or value added tax. Allowances provided for these items are presented in the consolidated financial statements primarily as reductions to sales and cost of sales.

In the normal course of business, the Company will enter into collaborative arrangements with other merchandise liquidators to collaboratively execute auction and liquidation contracts. The Company’s collaborative arrangements specifically include contractual agreements with other liquidation agents in which the Company and such other liquidation agents actively participate in the performance of the liquidation services and are exposed to the risks and rewards of the liquidation engagement. The Company’s participation in collaborative arrangements including its rights and obligations under each collaborative arrangement can vary. Revenues from collaborative arrangements are recorded net based on the proceeds received from the liquidation engagement. Amounts paid to participants in the collaborative arrangements are reported separately as direct costs of revenues. Revenue from collaborative arrangements in which the Company is not the majority participant is recorded net based on the Company’s share of proceeds received. There were revenues of $8,094, $4,238 and $11,739 and direct cost of services of $1,073, $3,331 and $1,301 subject to collaborative arrangements during the years ended December 31, 2013, 2012 and 2011, respectively.

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

(f) Concentration of Risk

Revenues from one liquidation service contract to a retailer and the sale of four oil rigs to one customer represented 10.7% and 12.2% of total revenues during the year ended December 31, 2013. Revenues from one liquidation service contract to a retailer represented 14.4% of total revenues during the year ended December 31, 2012. Revenues from liquidation service contracts and financing activities to two retailers represented 15.2% and 11.7% of total revenues during the year ended December 31, 2011. Revenues in the Valuation and Appraisal segment and the Auction and Liquidation segment are primarily generated in the United States and Europe.

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

(g) Advertising Expense

The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $446, $698 and $465 for the years ended December 31, 2013, 2012, and 2011, respectively. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying consolidated statement of operations.

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

(k) Restricted Cash

The Company maintains deposits in accounts under the control of a financial institution as collateral for letters of credit relating to liquidation engagements in connection with the $100,000 credit facility described in Note 8(a) and the $6,856 note payable described in Note 10. As of December 31, 2013 and 2012, restricted cash included $165 of cash collateral for electronic payment processing in the United Kingdom and $6,667 of cash collateral for the letters of credit. As of December 31, 2013 and 2012, restricted cash also included $160 and $1,256 of cash collected from the leasing transactions related to four oil rigs that collateralize the related note payable, which had an outstanding principal amount of $6,856 as of December 31, 2013.

(l) Accounts Receivable

Accounts receivable represents amounts due from the Company’s auction and liquidation and valuation and appraisal customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company’s bad debt expense (recoveries of bad debt) totaled $18, $108 and $424 for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts are included as a component of selling, general and administrative expenses in the accompanying consolidated statement of operations.

(m) Advances Against Customer Contracts

Advances against customer contracts represent advances of contractually reimbursable expenses incurred prior to, and during the term of the auction and liquidation services contract. These advances are charged to expense in the period that revenue is recognized under the contract.

(n) Inventory

Merchandise inventories at December 31, 2012 relate to the operations of Shoon and are stated at the lower of average cost or market. The Company identifies potentially excess and slow-moving inventories and shrinkage by evaluating turn rates, inventory levels, historical results of inventory counts and other factors at its retail and warehouse locations. At December 31, 2012, the Company had a lower of cost or market reserves for excess and slow-moving inventories and shrinkage of $26.

(o) Goods Held for Sale or Auction

Goods held for sale or auction are stated at the lower of cost, determined by the specific-identification method, or market.

(p) Lease Finance Receivable

Lease finance receivables consist of the Company’s net investment in sales-type leases for four oil rigs as of December 31, 2013. As of December 31, 2013, the remaining gross lease payments in accordance with the purchase lease of $8,609 are payable through December 15, 2014. The gross lease payments include a bargain purchase option in the amount of $4,242 that is payable on December 15, 2014. The Company is currently in negotiations with the lessee to modify the terms of the lease. The lease finance receivable is comprised of the following:

December 31,
2013

Minimum lease payment receivable	$4,367
Lease purchase option	4,242
Unearned income	(510)
Total lease finance receivable	$8,099

(q) Loan Receivable

During the year ended December 31, 2012, the Company collected the loan receivable that had a remaining balance of $8,306 at December 31, 2011. The loan receivable was acquired in 2011 from an investment bank at a discount from face value and provided financing to a retail company with operations in the United Kingdom. Interest income is recognized using the interest method and the discount is amortized to income over the stated term of the loan receivable. Financing revenues earned from the loan receivable totaled $5,030 and $1,471 during the years ended December 31, 2012 and 2011, respectively. Financing revenues included interest income of $641, amortization of discount on the loan receivable of $4,077 and loan monitoring fees of $312 during the year ended December 31, 2012 and interest income of $883 and amortization of discount on the loan receivable of $588 during the year ended December 31, 2011. These revenues from financing activities in included in revenues from services and fees in the auction and liquidation segment in the consolidated statements of operations.

(r) Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Property and equipment under capital leases were stated at the present value of minimum lease payments.

(s) Goodwill and Other Intangible Assets

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

When testing goodwill for impairment, the Company may assess qualitative factors for some or all of our reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, the Company may bypass this qualitative assessment for some or all of our reporting units and perform a detailed quantitative test of impairment (step 1). If the Company performs the detailed quantitative impairment test and the carrying amount of the reporting unit exceeds its fair value, the Company would perform an analysis (step 2) to measure such impairment. In 2013, the Company first performed a qualitative assessment to identify and evaluate events and circumstances to conclude whether it is more likely than not that the fair value of the Company’s reporting units are less than its carrying amounts. Based on the Company’s qualitative assessments, the Company concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of the reporting units exceeded their carrying values and no impairments were identified.

In accordance with the Codification, the Company reviews the carrying value of its amortizable intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. No impairment was deemed to exist as of December 31, 2013.

(t) Fair Value Measurements

The Company records mandatorily redeemable noncontrolling interests that were issued after November 5, 2003 at fair value (see Note 14(b)) with fair value determined in accordance with the Codification. The following table below presents information about the Company’s mandatorily redeemable noncontrolling interests that are measured at fair value on a recurring basis as of December 31, 2013 and 2012 which are categorized using the three levels of fair value hierarchy. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following tables present information on the liabilities measured and recorded at fair value on a recurring basis as of December 31, 2013 and 2012.

	Financial Assets Measured at Fair Value on a
	Recurring Basis at December 31, 2013, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,273	$-	$-	$2,273
Total liabilities measured at fair value	$2,273	$-	$-	$2,273

	Financial Assets Measured at Fair Value on a
	Recurring Basis at December 31, 2012, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,246	$-	$-	$2,246
Total liabilities measured at fair value	$2,246	$-	$-	$2,246

The Company determined the fair value of mandatorily redeemable noncontrolling interests described above based on the issuance of similar interests for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports and internal valuation models. The change in liabilities measured and recorded at fair value is comprised of an increase of $27 and a decrease of $636 in earnings attributable to the noncontrolling interest during the years ended December 31, 2013 and 2012, respectively.

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

(u) Foreign Currency Translation

The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country's currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using year-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders' equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Transaction gains were $257 and $892 during the years ended December 31, 2013 and 2012, respectively, and transaction losses were $218 during the year ended December 31, 2011. These amounts are included in selling, general and administrative expenses in our consolidated statements of operations.

(v) Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Other Comprehensive Income”. ASU 2013-02 finalized the reporting for reclassifications out of accumulated other comprehensive income, which was previously deferred, as discussed below. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, they do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is also required to present on the face of the financials where net income is reported or in the footnotes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Other amounts need only be cross-referenced to other disclosures required that provide additional detail of these amounts. The amendments in this update are effective for reporting periods beginning after December 15, 2012. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

The FASB has issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force”. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows.  To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The amendments in the ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Early adoption is permitted.  The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date.  Retrospective application is permitted.

NOTE 3— ACCOUNTS RECEIVABLE

The components of accounts receivable net include the following:

	December 31,	December 31,
	2013	2012

Accounts receivable	$8,402	$16,350
Unbilled receivables	731	612
Total accounts receivable	9,133	16,962
Allowance for doubtful accounts	(275)	(371)
Accounts receivable, net	$8,858	$16,591

Additions and changes to the allowance for doubtful accounts consist of the following:

	Year Ended December 31,
	2013	2012	2011

Balance, beginning of year	$371	$424	$15
Add: Additions to reserve	18	108	424
Less: Write-offs	(84)	(12)	(15)
Less: Recoveries	(30)	(149)	-
Balance, end of year	$275	$371	$424

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

The sale of receivables were accounted for in accordance with the accounting guidance for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with the Codification, receivables were considered sold when they were transferred beyond the reach of the Company and its creditors, the purchaser had the right to pledge or exchange the receivables, and the Company had surrendered control over the transferred receivables. Accounts receivable sold to the Factor were $5,147 during the year ended December 31, 2011. Factoring commissions and other fees based on advances were $38 for the year ended December 31, 2011. Factoring commissions and other fees are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

At December 31, 2013 and 2012, accounts receivable in the amount of $1,284 and $2,947, respectively, were collateralized by the new accounts receivable revolving line of credit more fully described in Note 8.

NOTE 4— GOODS HELD FOR SALE OR AUCTION

Goods held for sale or auction consists of the following:

	December 31,
	2013	2012

Machinery and equipment	$13,464	$257
Leased equipment	-	9,219
Aircraft parts and other	500	720
Total	$13,964	$10,196

Goods held for sale or auction includes machinery and equipment, leased equipment and aircraft parts and other. At December 31, 2013, machinery and equipment consists of $10,756 of machinery and equipment and oil rigs with a carrying value of $2,708. The leased equipment at December 31, 2012 consists of oil rigs with a carrying value of $9,219, net of accumulated depreciation of $162. In July 2013, the terms of the lease of four oil rigs that were included in leased equipment at December 31, 2012 were amended to eliminate the right of the lessor to return the oil rigs to the Company, see Note 2(p). This amendment caused a change in the classification of the lease from an operating lease to a sales-type lease and resulted in the Company recording revenues from the sale of the oil rigs of $9,280 and cost of goods sold of $7,447 during the third quarter of 2013. Aircraft parts and other is primarily comprised of aircraft parts with a carrying value of $500 and $720 which includes a lower of cost or market adjustment of $897 and $714 as of December 31, 2013 and 2012, respectively. The total amount recorded by the Company for a lower-of-cost or market adjustment for goods held for sale or auction was $405, $194 and $159 during the years ended December 31, 2013, 2012 and 2011, respectively.

The leased equipment at December 31, 2012 consisted of oil rigs that are depreciated over a period of 15 years which approximates their useful life. The Company has recorded deferred revenue of $1,076 at December 31, 2012, which represents non-refundable rent and deposits collected that may be applied to the purchase option at the end of the lease terms in accordance with the lease agreements for the oil rigs. The deferred revenue of $1,076 at December 31, 2012 was recorded as revenue from the sale of the four oil rigs in July 2013 as described above. Depreciation expense on the leased equipment was $1,252 and $209 during the years ended December 31, 2013 and 2012, respectively.

The leased equipment with a carrying value of $2,708 as of December 31, 2013 serves as collateral for the related note payable, which had an outstanding principal amount of $6,856 as of December 31, 2013, as more fully described in Note 10.

NOTE 5— PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated	December 31,
	Useful Lives	2013	2012

Leasehold improvements	Shorter of lease or estimated useful life	$296	$282

Machinery, equipment and computer software	3 years	2,179	2,047

Furniture and fixtures	5 years	1,176	974

Capital lease equipment	3 to 5 years	388	388
Total		4,039	3,691

Less: Accumulated depreciation and amortization		(2,949)	(2,721)
		$1,090	$970

Depreciations and amortization expense was $611, $626 and $713 during the years ended December 31, 2013, 2012, and 2011, respectively.

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

Other intangible assets with finite lives includes customer relationships which are being amortized over their estimated useful lives of 6 years. Other intangible assets include customer relationships of $970 and accumulated amortization of $970 and trademarks of $140 which have been identified as an indefinite lived intangible asset that is not being amortized at December 31, 2013 and 2012. Amortization expense for the year ended December 31, 2011 was $81.

NOTE 7— LEASING ARRANGEMENTS

The gross carrying amount of machinery and equipment and related accumulated amortization recorded under capital leases and included in property and equipment were as follows:

	December 31,
	2013	2012

Machinery and equipment	$388	$388
Less: Accumulated depreciation and amortization	(388)	(378)
	$-	$10

Amortization expense for the assets under capital leases was $10, $23 and $106 for the years ended December 31, 2013, 2012, and 2011, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

The Company has several noncancellable operating leases that expire at various dates through 2019. Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2013 are:

Operating
Leases

Year Ending December 31:
2014	$1,590
2015	1,548
2016	1,481
2017	1,483
2018	1,320
Thereafter	440
Total minimum lease payments	$7,862

Rent expense under all operating leases was $1,717, $1,641 and $1,635 for the years ended December 31, 2013, 2012, and 2011, respectively. Rent expense is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

NOTE 8— CREDIT FACILITIES

Credit facilities consist of the following arrangements:

(a) $100,000 Asset Based Credit Facility

On July 15, 2013, the Company entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”) with Wells Fargo Bank, National Association that amended and restated that certain First Amended and Restated Credit Agreement dated as of December 31, 2010. The maximum revolving loan amount under the asset based credit facility remains at $100,000, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect), and the maturity date has been extended from July 16, 2013 to July 15, 2018. The asset based credit facility can be used for borrowings and letter of credit obligations up to the aggregate amount of $100,000, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect). The interest rate for each revolving credit advance under the Credit Agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% (3.165% at December 31, 2013) depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The restated Credit Agreement removed the Company’s United Kingdom subsidiary as a party to such agreement and the concept of borrowings thereunder for certain transactions in the United Kingdom. On March 19, 2014, the Company entered into a separate credit agreement (a “UK Credit Agreement”) with an affiliate of Wells Fargo Bank, National Association which provides for the financing of transactions in the United Kingdom. The facility allows the Company to borrow up to £50,000. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $100,000 credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. Cash advances and the issuance of letters of credit under the $100,000 credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The credit facility also provides for success fees in the amount of 5% to 20% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. Interest expense totaled $532 (including success fees of $292), $357 and $1,755 (including success fees of $1,286) for the years ended December 31, 2013, 2012 and 2011, respectively. The Company had no outstanding letter of credit and the outstanding borrowings under this credit facility was $5,710 at December 31, 2013.

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

On May 17, 2011, GAAV entered into a Loan and Security Agreement (Accounts Receivable Line of Credit) (the “Line of Credit”) with BFI Business Finance (“BFI”). The Line of Credit is collateralized by the accounts receivable of GAAV and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Line of Credit, with maximum borrowings not to exceed $2,000. The interest rate under the Line of Credit is the prime rate plus 2% (6% at December 31, 2012), payable monthly in arrears. The Line of Credit was amended effective February 3, 2012 and the maximum borrowings allowed was increased from $2,000 to $3,000. The maturity date of the Line of Credit is February 3, 2015 and the maturity date may be extended for successive periods equal to one year, unless GAAV gives BFI written notice of its intent to terminate the Line of Credit at least thirty days prior to the maturity date of the Line of Credit. BFI has the right to terminate the Line of Credit at its sole discretion upon giving sixty days’ prior written notice to GAAV. In connection with the Line of Credit, GAG, LLC entered into a limited continuing guaranty of GAAV’s obligations under the Line of Credit. Proceeds from the Line of Credit were used to pay off GAAV’s borrowings under the Factoring Agreement as more fully described in Note 5.  Interest expense totaled $90, $112 and $77 for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 9— LONG-TERM DEBT

Long-term debt consists of the following arrangements:

	December 31,
	2013	2012
$60,000 notes payable to each of the Great American Members and the Phantom Equityholders of GAG, LLC issued in connection with the Acquisition dated July 31, 2009	$50,483	$52,207
Total long-term debt	50,483	52,207
Less: Current portion of long-term debt	1,724	1,724
Long-term debt, net of current portion	$48,759	$50,483

(a) $60,000 Notes Payable

On July 31, 2009, the Great American Members contributed all of their membership interests of GAG, LLC to the Company in exchange for 10,560,000 shares of common stock of the Company and a subordinated unsecured promissory note in an initial principal amount of $60,000 issued in favor of the Great American Members and the Phantom Equityholders. In connection with the closing of the Acquisition, an initial principal payment of $4,383 was made, thereby reducing the principal amount of the note to $55,617. On August 28, 2009, the note was replaced with separate subordinated unsecured promissory notes (collectively, the “Notes”) issued in favor of each of the Great American Members and Phantom Equityholders. Prior to the Amendments described below, all Notes were payable in five equal annual principal payments in the aggregate amount of $11,123 due on the anniversary date of the Notes beginning on July 31, 2010 through July 31, 2014 with interest payable quarterly in arrears beginning October 31, 2009 at 12% per annum. On May 4, 2010, the Company entered into individual amendments (each, an Amendment and collectively, the “Amendments”) to an aggregate of $52,419 of the $55,617 principal amount outstanding of the subordinated unsecured promissory notes, which reduced the interest rate on the amended notes from 12.0% per annum to 3.75% per annum. The interest rate reduction was effective retroactive to February 1, 2010. In addition, the maturity date for $46,996 of the $55,617 principal amount outstanding of the subordinated, unsecured promissory notes was extended to July 31, 2018, subject to annual prepayments based upon the Company’s cash flow subject to certain limitations, as provided in the amendment to the notes payable, including, without limitation, the Company’s maintenance of a minimum adjusted cash balance of $20,000. Each prepayment, if any, is due within 30 days of the filing of the Company’s Annual Report on Form 10-K, beginning with the Form 10-K for the fiscal year ending December 31, 2010. There were no prepayments due on the notes payable under this prepayment provision on April 30, 2013, 2012 and 2011. The remaining notes with $8,621 principal amount outstanding continue to be payable in five equal annual principal payments as described above.

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

As of December 31, 2013, the aggregate principal amount of $48,759 in promissory notes outstanding to the Great American Members accrues interest at the note rate of 3.75% and has a maturity date of July 31, 2018 (subject to annual principal payments based upon our cash flow, with certain limitations). As of December 31, 2013, there is an aggregate principal amount of $1,724 of promissory notes outstanding to the Phantom Equityholders. Of this amount, $1,084 of the promissory notes has an interest rate of 3.75% and $640 has an interest rate of 12.0%. On January 31, 2014, the Company paid in full the $640 of principal balance for the promissory notes to the Phantom Equityholders that had the 12.0% interest rate.

Interest expense was $2,014, $2,132 and $2,221 for the years ended December 31, 2013, 2012 and 2011, respectively. In accordance with the Amendments to the notes payable, the current portion of the amended notes payable in the amount of $1,724 and the long-term portion of the amended notes payable in the amount of $48,759 have been recorded in the accompanying consolidated balance sheet as of December 31, 2013. Accrued interest payable was $325 and $344 on the notes payable as of December 31, 2013 and 2012, respectively.

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

On December 31, 2009, GAGEE entered into an amendment to credit agreement (the “First Amendment To Credit Agreement”) dated as of December 18, 2009 with Garrison Special Opportunities Fund LP and the Administrative Agent, whereby the Lender agreed to forebear from exercising any of the remedies available to them under the Forbearance Agreement and the related Security Agreement and to extend the maturity date of the Forbearance Agreement until November 18, 2010, unless a forbearance default occurs, as specified in the Credit Agreement. Pursuant to the terms of the First Amendment To Credit Agreement and Second Amendment To Credit Agreement, the interest rate was reduced from 20% to 0% and the Lender agreed to reimburse GAGEE for certain expenses from proceeds of the sale assets that collateralize the Credit Agreement. The Forbearance Agreement expired on November 18, 2010. GAGEE entered into a second amendment to the credit agreement on May 9, 2011, which extended the maturity date of the note payable to November 19, 2011 with an interest rate of 0% through maturity (the “Second Amendment to the Credit Agreement”). The Second Amendment to the Credit Agreement also provided for the lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable. As a result of the delay in entering into the Second Amendment to the Credit Agreement, interest in the amount of $309 was accrued from the date of the expiration of the First Amendment to the Credit Agreement on November 18, 2010 to December 31, 2010 at an interest rate of 22% (the default rate). This accrued interest of $309 was reversed in the first quarter of 2011, as the Second Amendment to the Credit Agreement provides for 0% interest for that period, and reflected in the consolidated statement of operations as a reduction of interest expense. GAGEE entered into a third amendment to the Credit Agreement on March 19, 2012, which extended the maturity date of the note payable to December 31, 2012 with an interest rate of 0% through maturity. GAGEE entered into a fourth amendment to the Credit Agreement effective December 31, 2012 which extended the maturity date of the note payable to December 31, 2013 and the interest rate remained at 0% through maturity. GAGEE entered into a fifth amendment to the Credit Agreement effective December 31, 2013 which extended the maturity date of the note payable to June 30, 2015 and the interest rate remained at 0% through maturity. The third, fourth and fifth Amendments to the Credit Agreement provide for the lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable. GAGEE has no assets other than those collateralizing the loan which is comprised of a lease finance receivable of $8,099 and machinery and equipment with a carrying value of $2,708 that is included in goods held for sale or auction in the accompanying balance at December 31, 2013. GAG, LLC has satisfied its obligation to pay the $1,200 guarantee and the credit agreement does not provide for other recourse against GAG, LLC. At December 31, 2013 and 2012, the note payable balance was $6,856 and $9,513, respectively.

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

On July 31, 2012, the Company borrowed $227 from a finance company to finance insurance premiums.  Interest on the loan was 6.6% and the loan required monthly installments of $23 until maturity on May 30, 2013.  Interest expense totaled $6 and $5 for the year ended December 31, 2013 and 2012, respectively. The outstanding balance on the note payable of $115 at December 31, 2012 was repaid in June 2013.

NOTE 11— COMMITMENTS AND CONTINGENCIES

(a) Letters of Credit

There were no letters of credit outstanding at December 31, 2013 and there were letters of credit outstanding in the amount of $6,667 related to one retail liquidation engagement at December 31, 2012.

(b) Legal Matters

In 2013, the Company was served with a lawsuit that seeks to assert claims of breach of contract and other matters with damages in an amount up to $2,850. The Company is vigorously defending this lawsuit. This lawsuit is in the initial stages, the financial impact to the Company, if any, cannot be estimated.

The Company is subject to certain legal and other claims that arise in the ordinary course of its business. The Company does not believe that the results of these claims are likely to have a material effect on its consolidated financial position or results of operations.

NOTE 12— INCOME TAXES

The Company’s provision (benefit) for income taxes consists of the following for the year ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$-	$204	$10
State	2	24	179
Foreign	(287)	342	-
Total current provision	(285)	570	189
Deferred:
Federal	791	1,419	1,660
State	198	289	211
Foreign	-	(342)	-
Total deferred	989	1,366	1,871
Total provision for income taxes	$704	$1,936	$2,060

A reconciliation of the federal statutory rate of 34% to the effective tax rate for income (loss) from continuing operations before income taxes is as follows for the year ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Provision for income taxes at federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	8.7	3.3	4.9
Foreign tax on gain on bargain purchase	-	(7.4)	-
Tax differental on vesting of restricted stock	-	-	37.2
Foreign tax differential	9.0	-	-
Other	3.3	0.9	1.3
Effective income tax rate	55.0%	30.8%	77.4%

Deferred income tax assets (liabilities) consisted of the following as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Deferred tax assets:
Allowance for doubtful accounts	$128	$141
Goods held for sale or auction	530	1,160
Deductible goodwill	520	553
Accrued liabilities and other	1,128	2,897
Deferred revenue	-	409
Mandatorily redeemable noncontrolling interests	671	736
Note payable to Phantom Equityholders	376	1,311
Foreign tax and other tax credit carryforwards	591	618
Net operating loss carryforward	8,665	5,773
Total gross deferred tax assets	$12,609	$13,598

The Company's income before income taxes of $1,280 for the year ended December 31, 2013 includes a United States component of $2,541 and a foreign component comprised of a loss before income taxes of $1,261. As of December 31, 2013, the Company had federal net operating loss carryforwards of $20,558, state net operating loss carryforwards of $21,617, and foreign tax credit carryforwards of $342. The Company’s federal net operating loss carryforwards will expire in the tax year ending December 31, 2029, the state net operating loss carryforwards will expire in 2031, and the foreign tax credit carryforwards will expire in 2022.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. As of December 31, 2013, the Company believes that it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance.

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

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar year ended December 31, 2010 to 2013. The Company and its subsidiaries’ state tax returns are also open to audit under similar statutes of limitations for the same tax years. The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had no such accrued interest or penalties included in the accrued liabilities associated with unrecognized tax benefits as of the date of adoption.

NOTE 13— EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Basic common shares outstanding exclude 1,320,000 common shares that are held in escrow and subject to forfeiture and 1,000,000 common shares issued to the AAMAC founders that were forfeited during 2012 as a result of the failure to achieve certain performance targets specified in the Acquisition Agreement. The 1,320,000 common shares issued to the former Great American members are subject to forfeiture upon the final settlement of claims for goods held for sale in connection with the Acquisition. Dilutive common shares outstanding includes contingently issuable shares that are currently in escrow and subject to release if the conditions for the final settlement of claims for goods held for sale in connection with the Acquisition was satisfied at the end of the respective periods.

Basic and diluted earnings from continuing operations were calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011

Income from operations	$1,058	$3,521	$602

Weighted average shares outstanding:
Basic	28,682,975	28,682,975	28,539,651
Effect of dilutive potential common shares:
Contingently issuable shares	1,224,427	931,277	868,815
Diluted	29,907,402	29,614,252	29,408,466

Basic earnings per share	$0.04	$0.12	$0.02
Diluted earnings per share	$0.04	$0.12	$0.02

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

The Company evaluated the classification of all of its limited liability company members’ ownership interests in accordance with the accounting guidance for financial instruments with characteristics of liabilities and equity. This guidance generally provides for the classification of members’ ownership interests that are subject to mandatory redemption obligations to be classified outside of equity. In accordance with this guidance, all members with a minority ownership interest in these subsidiaries are classified as liabilities and included in mandatorily redeemable noncontrolling interests in the accompanying consolidated balance sheet. Members of these subsidiaries with a minority ownership interest issued before November 5, 2003 are stated on a historical cost basis and members of the Company’s subsidiaries with a minority ownership interests issued on or after November 5, 2003 are stated at fair value at each balance sheet date. The Company deems such repurchase obligations, which are payable to members who are also employees of these subsidiaries, to be a compensatory benefit. Accordingly, the changes in the historical cost basis and the changes in the fair value of the respective members’ ownership interests (noncontrolling interests) are recorded as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations. The noncontrolling interests share of net income was $1,897, $1,928 and $3,934 for the years ended December 31, 2013, 2012 and 2011, respectively. The decrease in fair value of the mandatorily redeemable noncontrolling interests of $83 for the year ended December 31, 2011 was recorded as a reduction of selling, general and administrative expenses in the accompanying consolidated statements of operations. There was no change in the fair value of the mandatorily redeemable noncontrolling interests during the years ended December 31, 2013 and 2012.

NOTE 15— SHARE BASED PAYMENTS

(a) Restricted Stock Awards

In connection with the Acquisition, the Company granted 1,440,000 shares of non-vested common stock to the Phantom Equityholders. These shares are issuable in accordance with the following vesting schedule: 50% on January 31, 2010, 25% on July 31, 2010 and the remaining 25% on January 31, 2011. Share based compensation for the non-vested stock awards of $296 for the year ended December 31, 2011 and is included in selling, general and administrative expense in the accompanying consolidated statement of operations. The corresponding income tax benefit recognized in the consolidated statement of operations was $115 for the year ended December 31, 2011. Of the 1,440,000 shares of common stock that vested in accordance with the vesting schedule, 241,298 shares of common stock of the Company were issued to the Phantom Equityholders and 226,702 shares were forfeited by the Phantom Equityholders to pay for employment withholding taxes during the year ended December 31, 2011.

There were no restricted stock awards and no unrecognized share based compensation expense related to non-vested restricted shares as of and during the years ended December 31, 2013 and 2012. The Company’s non-vested stock activity for the year ended December 31, 2011 is summarized in the following table:

		Weighted
		Average Fair
		Value
	Shares	Per Share

Non-vested at December 31, 2010	360,000	$4.93
Granted	-	-
Vested	(360,000)	4.93
Foreited/Cancelled	-	-
Non-vested at December 31, 2011	-	$-

(b) Restricted Stock Unit Activity

On July 15, 2010, each of the non-employee directors then serving on the Company’s board of directors were awarded 40,000 restricted stock units with a grant date fair value of $1.25 in connection with their annual grant. Such restricted stock units are subject to a one-year vesting period that commenced on July 15, 2010. The total number of restricted stock units granted in 2010 was 200,000 for a total value of $250. The restricted stock units granted in 2010 were 100% vested on July 14, 2011. Share based compensation for the restricted stock units was $135 for the year ended December 31, 2011 and is included in selling, general and administrative expense in the accompanying consolidated statement of operations. At December 31, 2013 and 2012, there were no restricted stock unit awards and no unrecognized share based compensation expense related to non-vested restricted stock unit awards as of and during the years ended December 31, 2013 and 2012.

(c) Great American Group, Inc. Amended and Restated 2009 Stock Incentive Plan

In connection with the consummation of the Acquisition, the Company assumed the AAMAC 2009 Stock Incentive Plan which was approved by the AAMAC stockholders on July 31, 2009 (as assumed, the “Incentive Plan”). In accordance with Section 13(a) of the Incentive Plan, in connection with the Company’s assumption of the Incentive Plan, the Company’s board of directors adjusted the maximum number of shares that may be delivered under the Incentive Plan to 15,644,000 to account for the two-for-one exchange ratio of Company common stock for AAMAC common stock in the Acquisition. On August 19, 2009, the Company’s board of directors approved an amendment and restatement of the Incentive Plan which adjusted the number of shares of stock the Company reserved for issuance thereunder to 7,822,000. As of December 31, 2013, there were no shares issued under the Incentive Plan.

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

(b) Employment Agreements

In connection with the consummation of the Acquisition, the Company entered into separate employment agreements with the Chief Executive Officer, the Vice Chairman and President, the former Chief Financial Officer, and the Executive Vice President of Retail Services. The employment agreements have no defined term of employment and either party to each employment agreement may terminate the employment relationship at any time. Each employment agreement provides for a base salary and annual bonuses set by the Compensation Committee of the Company’s board of directors, an annual increase in base salaries of no less than 5% and a monthly automobile allowance. Each employment agreement provides for the payment of severance ranging from 12 to 24 months following the date of termination, as defined therein. The employment agreement with the Company’s former Chief Financial Officer was terminated in April 2013 in connection with the cessation of such individual’s employment with the Company.

NOTE 17— RELATED PARTY TRANSACTIONS

On January 4, 2010, the Company loaned $2,706 to GAHA Fund I, a wholly-owned subsidiary of GARE. GAHA Fund I was created to purchase land and a commercial building that was subsequently sold by GAHA Fund I in January 2011. The note receivable was collateralized by the land and commercial building which was purchased with the proceeds from the loan. The note receivable bore interest at a rate of 10% per annum. The principal balance on the note and all unpaid interest was paid by GAHA Fund I in January 2011. Interest income was $69 and $268 for the year ended December 31, 2011, and is included in interest income in the accompanying consolidated statement of operations.

On July 8, 2010, the Company loaned $3,224 to GARE for the purposes of investing in GAHA Fund II, LLC, a newly formed joint venture which is 50% owned by GARE. GAHA Fund II, LLC is a special purpose entity created to purchase non-performing distressed real estate loans at a discount to par from a financial institution and market the loans and real estate to third parties. The note receivable bears interest at a rate of 15% per annum and all unpaid principal and interest was originally due on July 8, 2011. In July 2011, the first amendment to the note receivable extended the maturity date of the loan and the interest rate was reduced to 8% per annum.  On December 29, 2011, the second amendment to the note receivable increased the outstanding balance by $620 to $3,844 as additional funds were loaned to GARE and the maturity date of the note receivable was extended to July 31, 2012. On February 20, 2013, the third amendment to the note receivable extended the maturity date to December 31, 2013. The note receivable in the amount of $611 was included in note-receivable – related party as of December 31, 2012. The Company received principal payments of $3,164 from GARE during the year ended December 31, 2012 and recorded an impairment charge of $69 to write down the note receivable at December 31, 2012. The operations of GARE ceased upon the repayment of the note receivable in August 2013. There was no interest income earned on the note receivable during the year ended December 31, 2013. Interest income was $196 and $371 for the years ended December 31, 2012 and 2011, respectively, and is included in interest income in the accompanying consolidated statements of operations.

In accordance with the accounting guidance for consolidation of variable interest entities, the Company has determined that the subordinated financing arrangements in the form of notes receivable described above with GARE changes the status of each of the entities to VIE. The Company, in determining whether or not it is the primary beneficiary of GARE, considered the disproportionate capital contributions that were made by the Company, the voting interests of the members of GARE and each member’s ability to direct the activities of GARE. The Company determined it is not the primary beneficiary of the VIE since decisions to direct the operations of GARE are done jointly by the members of GARE and the Company does not have a disproportionate voting interest which allows it to exercise any rights or powers that would enable the Company to direct the activities of GARE that most significantly impact GARE’s economic performance. The accompanying consolidated financial statements do not consolidate GARE. The loss from GARE is accounted for under the equity method of accounting and is included in other income (loss) in the amount of $21, $120 and $369 in the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011, respectively.

In August 2011, the Company paid a loan origination fee of $140 (2% of the $7,000 Dialectic Note as more fully described in Note 10) to B. Riley & Co., an investment bank. A member of the Company’s board of directors is the controlling shareholder, president and chief executive officer of B. Riley & Co.

At December 31, 2013, amounts due to related party of $45 represents amounts due to CA Global Partners, LLC (“CA Global”). CA Global is one of the members of Great American Global Partners, LLC (“GA Global Ptrs”) which started operations in the first quarter of 2013. The amount payable at December 31, 2013 is comprised of expenses that were paid on behalf of the Company by CA Global in connection with certain auctions of wholesale and industrial machinery and equipment that they were managing on behalf of GA Global Ptrs.

At December 31, 2013, note receivable – related party is comprised of two loans to Shoon with an aggregate outstanding receivable balance of $1,200. The Company owned 44.4% of the common stock of Shoon. The original loan in the amount of $1,300 was made to Shoon on May 4, 2012 and had a remaining principal balance of $353 at December 31, 2013. The loan had a maturity date of May 3, 2014 with interest payable monthly at LIBOR plus 6.0%. On August 2, 2013, an additional loan in the amount of $847 (net of $40 discount) was extended to Shoon with a maturity date of August 3, 2015. Interest is payable monthly at 6.5%. Both of the loans were collateralized by the inventory of Shoon. The loan receivables at December 31, 2013 is included in the Company’s consolidated balance sheet in note receivable related party – current portion in the amount of $703 and in note receivable related party - net of current portion in the amount of $497. In January 2014, Shoon was sold to a third party and the two loans in the amount of $1,200 outstanding at December 31, 2013 were repaid to the Company as more fully described in Note 18.

NOTE 18— BUSINESS ACQUISITION

On May 4, 2012, the Company invested $65 for a 44.4% interest in the common stock of Shoon. Shoon purchased the rights to operate the former Shoon internet business and retail stores that were in administration in the United Kingdom. As part of the investment, the Company also loaned Shoon approximately $1,300 that is collateralized by retail inventory. The loan bore interest at an annual rate of LIBOR plus 6.0% payable monthly and had a maturity date of May 3, 2014. In accordance with the Shoon shareholder agreement, the Company had the right to appoint a Chairman of Shoon. Together with the Company’s 44.4% investment in the common stock of Shoon and control of the majority of the board of directors, the Company had a controlling interest in Shoon. On August 2, 2013, an additional loan in the amount of $847 (net of $40 discount) was extended to Shoon with a maturity date of August 3, 2015. This increased the outstanding principal from both loans to $1,371. Interest on the new loan was payable monthly at 6.5%. Both of the loans are collateralized by the inventory of Shoon. The remaining balance of the loans receivable at December 31, 2013 is included in the Company’s consolidated balance sheet in note receivable related party – current portion in the amount of $703 and in note receivable related party - net of current portion in the amount of $497. In connection with the new loan in August 2013, the Shoon shareholder agreement was amended and restated to eliminate the Company’s super majority voting rights which enable the Company to control the board of directors of Shoon. As a result of this amendment, the Company no longer controls Shoon and the operating results of Shoon are not consolidated for any periods after July 31, 2013. As such, the Company has consolidated the operations of Shoon and included the results of operations of Shoon from May 4, 2012, the date of investment, through July 31, 2013 in the Company’s consolidated statements of operations. In January 2014, Shoon was sold to a third party and the two loans in the amount of $1,200 outstanding at December 31, 2013 were repaid to the Company. As a result of the sale of Shoon, the Company recorded an impairment charge as of December 31, 2013 of $111 to write-down the investment in Shoon to its estimated net realizable value.

In accordance with the accounting guidance for consolidation of variable interest entities, the Company has determined that the additional financing arrangement in the form of the new note receivable with Shoon and the elimination of the Company’s super majority voting rights in August 2013, as discussed above, changes the status of Shoon to a VIE. The Company, in determining whether or not it is the primary beneficiary of Shoon, considered the voting interests of the shareholder’s of Shoon and the shareholder’s ability to direct the activities of Shoon. The Company determined it is not the primary beneficiary of the VIE since the Company does not have the ability to exercise any rights or powers to direct the activities of Shoon that most significantly impact Shoon’s economic performance. Accordingly, Shoon’s operating results are not consolidated for any periods after July 31, 2013. As of December 31, 2013, the carrying amount and maximum exposure to loss due to the Company’s involvement with Shoon is the combined balance of both loans in the amount of $1,200 and $22 equity investment in Shoon. The Company’s loss under the equity method of accounting for Shoon was $156 for the five months ended December 31, 2013.

The summarized financial information below includes amounts related to Shoon, the Company’s less-than-majority-owned subsidiary, for periods after July 31, 2013.

Five Months Ended
December 31, 2013
Total revenues	$6,294
Cost of goods sold	3,375
Loss before income taxes	(160)
Income tax benefit	58
Net loss	$(102)
GAG, Inc equity share of net loss	$(45)

As of
December 31, 2013
Current assets	$3,865
Non-current asstes	397
Total assets	4,262

Current liabilities	3,338
Non-current liabilities	497
Net assets	$427

The Company determined the fair value of assets acquired exceeded consideration paid by approximately $1,366 which was recorded as a bargain purchase gain during the three months ended June 30, 2012. The gain on bargain purchase is included as a separate component of other income (expense) in the Company’s consolidated statements of operations.

The following details the estimated fair value of the net assets acquired and the excess of such net assets over the purchase price upon acquisition:

Fixed assets	$78
Retail inventory	3,752
Accounts payable and accrued liabilities	(810)
Deferred tax liability	(408)
Fair value of net assets acquired	2,612
Total cash consideration	(1,246)

Gain on bargain purchase	$1,366

The following financial statement amounts and balances of Shoon were included in the accompanying consolidated financial statements in the UK retail stores segment as of December 31, 2012 and for the period from May 4, 2012, the date of investment, through December 31, 2012 and for the period from January 1, 2013 through July 31, 2013:

As of
December 31, 2012
Assets:
Cash and cash equivalents	$1,128
Inventory	2,216
Property and equipment, net	146
Other assets	328
Total assets	$3,818

Liabilities and equity:
Accounts payable and accrued liabilities	$1,291
Current portion long-term debt	646
Total current liabilities	1,937
Long-term debt, net of current portion	323
Total liabilities and equity	2,260
Equity	1,558
Total liabilities and equity	$3,818

	Period From	Period From
	January 1, 2013 to	May 4, 2012 to
	July 31, 2013	December 31, 2012
Revenues:
Revenues - Sale of goods	$6,202	$10,206
Cost of goods sold	(3,566)	(5,475)
Selling, general and administrative expenses	(3,818)	(4,480)
Operating income (loss)	(1,182)	251
Other expenses	(94)	(251)
Gain on bargain purchase	-	1,366
Income (loss) before benefit (provision) for income taxes	(1,276)	1,366
Benefit (provision) for income taxes	319	(1)
Net income (loss)	(957)	1,365
Net income (loss) attributable to noncontrolling interest	(532)	819
Net income (loss) attributable to Great American Group, Inc.	$(425)	$546

The disclosure of pro forma financial information for the years ended December 31, 2012 and 2011 has not been provided given the impracticality of obtaining the information since the former owners of Shoon were operating in administration in the United Kingdom.

NOTE 19— BUSINESS SEGMENTS

The Company’s operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally. The Company’s chief operating decision maker is a committee comprised of the Chief Executive Officer and President, and Chief Financial Officer. The Company has several operating subsidiaries through which it delivers specific services. The Company provides auction, liquidation, capital advisory, financing, real estate, and other services to stressed or distressed companies in a variety of diverse industries that have included apparel, furniture, jewelry, real estate, and industrial machinery. The Company also provides appraisal and valuation services for retail and manufacturing companies. In addition, as a result of the acquisition of Shoon on May 4, 2012, the Company operated ten retail stores in the United Kingdom. The Company’s business was previously classified by management into three reportable segments: Auction and Liquidation, Valuation and Appraisal, and UK Retail Stores. These reportable segments are three distinct businesses, each with a different customer base, marketing strategy and management structure. In August 2013, the Shoon shareholder agreement was amended and restated to eliminate the Company’s super majority voting rights which enabled the Company to control the board of directors of Shoon as more fully described in Note 18. As a result of this amendment, the Company no longer controls Shoon and the operating results of Shoon are not consolidated for any periods after July 31, 2013. As such, the Company no longer operates in the UK Retail Stores segment. In January 2014, Shoon was sold to a third party, and the Company no longer has a financial interest in the operations of Shoon. The Valuation and Appraisal reportable segment is an aggregation of the Company’s valuation and appraisal operating segments, which are primarily organized based on the nature of services and legal structure.

Additionally, the Valuation and Appraisal operating segments are aggregated into one reportable segment as they have similar economic characteristics and are expected to have similar long-term financial performance.

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Year Ended December 31,
	2013	2012	2011
Auction and Liquidation reportable segment:
Revenues - Services and fees	$32,409	$40,132	$37,830
Revenues - Sale of goods	9,963	8,106	2,899
Total revenues	42,372	48,238	40,729
Direct cost of services	(11,120)	(12,327)	(10,097)
Cost of goods sold	(7,940)	(7,275)	(3,391)
Selling, general, and administrative expenses	(11,889)	(17,064)	(13,353)
Depreciation and amortization	(176)	(193)	(175)
Segment income	11,247	11,379	13,713
Valuation and Appraisal reportable segment:
Revenues - Services and fees	27,558	25,492	22,797
Direct cost of services	(13,026)	(11,584)	(9,652)
Selling, general, and administrative expenses	(8,718)	(6,974)	(7,161)
Depreciation and amortization	(143)	(121)	(158)
Segment income	5,671	6,813	5,826
UK Retail Stores reportable segment:
Revenues - Sale of goods	6,202	10,206	-
Cost of goods sold	(3,566)	(5,475)	-
Selling, general, and administrative expenses	(3,773)	(4,462)	-
Depreciation and amortization	(45)	(18)	-
Segment income	(1,182)	251	-
Consolidated operating income from reportable segments	15,736	18,443	19,539
Corporate and other expenses	(11,638)	(11,002)	(12,099)
Interest income	26	201	476
Loss from equity investment in Great American
Real Estate, LLC and Shoon Trading Limited	(177)	(120)	(369)
Gain from bargain purchase	-	1,366	-
Interest expense	(2,667)	(2,612)	(4,885)
Income before provision for income taxes	1,280	6,276	2,662
Provision for income taxes	(704)	(1,936)	(2,060)
Net income	576	4,340	602
Net income (loss) attributable to noncontrolling interests	(482)	819	-
Net income attributable to Great American Group, Inc.	$1,058	$3,521	$602

Capital expenditures:
Auction and Liquidation segment	$423	$394	$188
Valuation and Appraisal segment	418	134	76
UK Retail Stores segment	319	106	-
Total	$1,160	$634	$264

	As of December 31,
	2013	2012
Total assets:
Auction and Liquidation segment	$65,066	$66,600
Valuation and Appraisal segment	8,611	10,165
UK Retail Stores segment	-	3,818
Total	$73,677	$80,583

The following table presents revenues by geographical area:

	Year Ended December 31,
	2013	2012	2011
Revenues:
Revenues - Services and fees:
United States	$50,624	$42,564	$49,298
Europe	9,343	23,060	11,329
Total Revenues - Services and fees	$59,967	$65,624	$60,627

Revenues - Sale of goods
United States	$9,532	$7,842	$2,650
Europe	6,633	10,470	249
Total Revenues - Sale of goods	$16,165	$18,312	$2,899

Total Revenues:
United States	$60,156	$50,406	$51,948
Europe	15,976	33,530	11,578
Total Revenues - Services and fees	$76,132	$83,936	$63,526

The following table presents long-lived assets and identifiable assets by geographical area:

	As of	As of
	December 31,	December 31,
	2013	2012
Long-lived Assets - Property and Equipment, net:
United States	$990	$689
Europe	100	281
Total Long-lived Assets	$1,090	$970

Identifiable Assets:
United States	$68,405	$62,223
Europe	5,272	18,360
Total Long-lived Assets	$73,677	$80,583

NOTE 20— SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013

Total revenues	$20,954	$15,239	$21,751	$18,188
Operating income (loss)	$2,345	$(1,935)	$782	$2,906
Income (loss) before income taxes	$1,713	$(2,582)	$103	$2,046
(Provision) benefit for income taxes	$(778)	$987	$133	$(1,046)
Net income (loss)	$935	$(1,595)	$236	$1,000
Net income (loss) attributable to
Great American Group, Inc.	$1,289	$(1,531)	$366	$934

Earnings (loss) per share:
Basic	$0.04	$(0.05)	$0.01	$0.03
Diluted	$0.04	$(0.05)	$0.01	$0.03

Weighted average shares outstanding:
Basic	28,682,975	28,682,975	28,682,975	28,682,975
Diluted	29,656,430	28,682,975	29,891,401	29,907,402

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012

Total revenues	$19,320	$19,651	$14,235	$30,730
Operating income (loss)	$2,400	$764	$(659)	$4,936
Income (loss) before income taxes	$1,772	$1,521	$(1,142)	$4,125
(Provision) benefit for income taxes	$(705)	$(57)	$375	$(1,549)
Net income (loss)	$1,067	$1,464	$(767)	$2,576
Net income (loss) attributable to
Great American Group, Inc.	$1,067	$619	$(547)	$2,382

Earnings (loss) per share:
Basic	$0.04	$0.02	$(0.02)	$0.08
Diluted	$0.04	$0.02	$(0.02)	$0.08

Weighted average shares outstanding:
Basic	28,682,975	28,682,975	28,682,975	28,682,975
Diluted	29,534,610	29,599,424	28,682,975	29,614,252

