Form 10-K/A
period 2013-12-31
Great American Group, Inc.
filed 2014-04-30
CIK 1464790

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

The number of shares outstanding of the registrant’s Common Stock as of April 25, 2014 was 30,002,975.

EXPLANATORY NOTE

The undersigned registrant hereby amends in its entirety Part III of its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as set forth in the pages attached hereto. This Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K and, other than the amendment described above, does not modify or update the disclosures in the original Annual Report on Form 10-K in any way.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have a classified board of directors (the “Board”) consisting of two Class I directors (Bryant R. Riley and Mark D. Klein), two Class II directors (Hugh J. Hilton and Harvey M. Yellen), and two Class III directors (Andrew Gumaer and Matthew J. Hart). Our Class II directors will serve until the annual meeting of stockholders to be held in 2014, and our Class III and I directors will serve until the annual meetings of stockholders to be held in 2015 and 2016, respectively, or until their respective successors are duly elected and qualified. The following table provides the name, age and position(s) of each of our directors as of April 30, 2014:

Name	Age	Committees
Class I Directors
Bryant R. Riley	47	None
Mark D. Klein	52	Compensation Committee, Corporate Governance Committee

Class II Directors
Hugh G. Hilton	63	Audit Committee, Compensation Committee*, Corporate Governance Committee
Harvey M. Yellen	67	None

Class III Directors
Andrew Gumaer	53	None
Matthew J. Hart	62	Audit Committee*, Compensation Committee, Corporate Governance Committee*

*Chairman of the respective committee.

Bryant R. Riley has served as a director since August 2009. Mr. Riley has served as the Chairman and Chief Executive Officer of B. Riley & Co., LLC, a stock brokerage firm, since founding the firm in 1997. Mr. Riley currently serves on the board of directors of STR Holdings, Inc. since March of 2014, Lightbridge Communications Corp since March 2010 and Cadiz Inc. since April 2013. He also previously served on the boards of Alliance Semiconductor Corp. from July 2005 to February 2012, DDI Corp. from May 2007 to May of 2012, Trans World Entertainment Corp. from January 2009 to July 2012, National Holdings Corporation from April 2012 to October 2012 and Strasbaugh from July 2010 to August 2013. He also serves on the board of directors for several private companies.  Mr. Riley also previously served on the board of directors of Aldila, Inc. from 2003 to February 2010, Celeritek, Inc. from 2003 to 2007, Integrated Silicon Solutions, Inc. from 2006 to 2008, Mossimo, Inc. from 2005 to 2006, Silicon Storage Technology, Inc. from 2008 to 2009 and Transmeta Corp. from 2008 to 2009. Mr. Riley received his B.S. in Finance from Lehigh University. Mr. Riley’s experience and expertise in the investment banking industry provides our Board with valuable insight into the capital markets. Mr. Riley’s extensive experience serving on other public company boards is an important resource for our Board.

Mark D. Klein has served as a director since July 2009. Mr. Klein is presently the Chief Executive Officer and Co-Chairman of the Board of National Holdings Corporation and Partner of M. Klein & Company, LLC, which owns the Klein Group, LLC, a registered broker dealer, where he is a registered representative and principal. In March 2012, Mr. Klein became co-owner of MK Capital Advisors, a registered investment adviser which, among other things, serves as the advisor to the MKCA Opportunity Fund, a fund-of-funds. In May 2011, Mr. Klein cofounded, and joined the board of directors of GSV Capital, a business development company focused on equity investments in private growth companies. In 2010, Mr. Klein became a director of Crumbs Bake Shop, Inc., formerly 57th Street General Acquisition Corp., where he served as the Chief Executive Officer, and a director from inception to March of 2014. From March 2007 to July 2009, Mr. Klein served as the Chief Executive Officer, President and a director of Alternative Asset Management Corporation (“AAMAC”) which completed a merger with Great American Group LLC in July 2009. From April 2007 until August 2008, Mr. Klein was the Chief Executive Officer of Hanover Group US LLC, an indirect US subsidiary of the Hanover Group, a business services firm. Prior to joining Hanover in 2007, Mr. Klein was Chairman of Ladenburg Thalmann & Co. Inc., a leading underwriter of blank check companies, which is engaged in retail and institutional securities brokerage, investment banking and asset management services. From 2005 to 2006, Mr. Klein served as the Chief Executive Officer and President of Ladenburg Thalmann Financial Services, Inc., the parent of Ladenburg Thalmann & Co. Inc., and Chief Executive Officer of Ladenburg Thalmann Asset Management Inc., a subsidiary of Ladenburg Financial Services, Inc. Mr. Klein served as the Chief Executive Officer and President of NBGI Asset Management, Inc. and NBGI Securities from 2000 to 2005, which were the US subsidiaries of the National Bank of Greece. Prior to joining NBGI, Mr. Klein was President and founder of Newbrook Capital Management, founder and managing member of Independence Holdings Partners, LLC, a private equity fund-of-funds company, and founder and general partner of Intrinsic Edge Partners, a long/short equity hedge fund. Prior to the joining Newbrook Capital Management, Mr. Klein was a Senior Portfolio Manager for PaineWebber and Smith Barney Shearson, both investment banking firms. Mr. Klein is a graduate of J.L. Kellogg Graduate School of Management at Northwestern University, with a Masters of Management Degree and also received a Bachelors of Business Administration Degree with high distinction from Emory University. Mr. Klein’s experience and expertise in the investment banking industry provides our Board with valuable insight into the capital markets and investment community.

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

Matthew J. Hart has served as a director since July 2009. Mr. Hart was President and Chief Operating Officer of Hilton Hotels Corporation, referred to herein as Hilton, from May 2004 until the buyout of Hilton by a private equity firm in October 2007. Mr. Hart also served as Executive Vice President and Chief Financial Officer of Hilton from 1996 to 2004. Prior to joining Hilton in 1996, Mr. Hart was Senior Vice President and Treasurer of The Walt Disney Company and was Executive Vice President and Chief Financial Officer for Host Marriot Corp. Mr. Hart received his Bachelor of Arts in Economics and Sociology from Vanderbilt University in 1974 and earned a Master of Business Administration in Finance and Marketing from Columbia University in 1976. Mr. Hart currently serves on the board of directors of American Airlines, Air Lease Corporation and American Homes 4 Rent. Mr. Hart formerly served on the board of directors of Kilroy Realty Corp. from 1997 to 2007 and America West Holdings Corp. from 2005 to 2006. Mr. Hart’s extensive experience and expertise with public companies is well suited for his role as the designated financial expert and chairman of our Audit Committee. He also brings extensive experience serving on other public company boards which provide important resources in his service on our Board.

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

Executive Officers

Executive officers are elected by our Board and serve at its discretion. Other than as described below, there are no family relationships between any director or executive officer and any other directors or executive officers. Set forth below is information regarding our executive officers as of April 30, 2014.

Name	Position	Age
Andrew Gumaer	Chairman and Chief Executive Officer	53
Harvey M. Yellen	Vice Chairman and President	67
Scott K. Carpenter	Executive Vice President, Retail Services	58
Phillip J. Ahn	Chief Financial Officer and Chief Operating Officer	44

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

Significant Employees

Set forth below is information regarding our significant employees as of April 30, 2014.

Name	Position	Age
Lester M. Freidman	Managing Director, Great American Group Advisory and Valuation Services, LLC	54
Mark P. Naughton	Senior Vice President and General Counsel	51
Howard E. Weitzman	Senior Vice President, Chief Accounting Officer	52

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

Mark P. Naughton has served as our Senior Vice President and General Counsel since July 2009, as Secretary since August 2009 and as GAG, LLC’s Senior Vice President and General Counsel since June 2006. Prior to assuming his current responsibilities, Mr. Naughton was the Vice President and General Counsel of The Pride Capital Group, LLC from May 2003 to May 2006 when The Pride Capital Group, LLC merged into Great American. Prior to joining Great American, Mr. Naughton was a partner in the Chicago office of Piper Rudnick (n/k/a DLA Piper) from 1993 to May 2003 and was an associate from 1987 to 1993. Mr. Naughton received his Bachelor of Arts in History and Political Science from Marquette University in 1984 and earned a J.D. from Northwestern University Law School in 1987.

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

Audit Committee

Our Audit Committee is composed of Messrs. Matthew J. Hart (Chairperson) and Hugh G. Hilton. Our Board has affirmatively determined that each member of the Audit Committee is independent under Nasdaq Marketplace Rule 5605(a)(2), and meets all other qualifications under Nasdaq Marketplace Rule 5605(e) and the applicable rules of the Securities and Exchange Commission. Our Board has also affirmatively determined that Matthew J. Hart qualifies as an “audit committee financial expert” as such term is defined in Regulation S-K under the Securities Act of 1933. During 2013, the Audit Committee held four meetings.

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

Compensation Committee

Our Compensation Committee is composed of Messrs. Hugh G. Hilton (Chairperson), Matthew J. Hart and Mark D. Klein. Our Board has affirmatively determined that each member of the Compensation Committee is independent as such term is defined under Nasdaq Marketplace Rule 5605(a)(2). During 2013, the Compensation Committee met two times. Our Board has adopted a charter for the Compensation Committee which is available for review on our website at http://ir.greatamerican.com/governance.cfm. The Compensation Committee reviews and makes recommendations to our Board concerning the compensation and benefits of our executive officers, including the Chief Executive Officer, and directors, oversees the administration of our stock option and employee benefits plans, and reviews general policy relating to compensation and benefits.

Corporate Governance Committee

Our Corporate Governance Committee is composed of Messrs. Matthew J. Hart (Chairperson), Hugh G. Hilton and Mark D. Klein. The Corporate Governance Committee evaluates and recommends to the Board nominees for each election of directors. The Corporate Governance Committee met one time in 2013. Our Board has adopted a charter for the Corporate Governance Committee and a copy of that charter is available for review on our website at http://ir.greatamerican.com/governance.cfm. The responsibilities of the Corporate Governance Committee include making recommendations to the Board with respect to the nominations or elections of directors and providing oversight of our corporate governance policies and practices.

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

Based solely on our review of such forms furnished to us and written representations from such reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were met in a timely manner except with respect to a late Form 4 filing by Scott K. Carpenter, an executive officer.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to us by our named executive officers during fiscal 2013 and 2012.

			Nonqualified
			Deferred	Nonequity
			Compensation	Incentive	All Other	Total
		Salary	Earnings	Compensation	Compensation	Compensation
Name and Principal Position (1)	Year	($)	($)(2)	($)(3)	($)(4)	($)
Andrew Gumaer	2013	627,000	-	-	41,500	668,500
Chairman and Chief Executive Officer	2012	500,000	-	-	41,971	541,971

Harvey M. Yellen	2013	627,000	-	-	35,803	662,803
Vice Chairman, President and Former	2012	500,000	-	-	36,056	536,056
Chief Operating Officer (5)

Paul S. Erickson	2013	106,858	2,342	-	1,235,496	1,344,696
Former Executive Vice President, Chief	2012	337,302	3,825	162,889	32,364	536,380
Financial Officer (6)

Phillip J. Ahn	2013	300,092	-	140,000	29,763	469,855
Executive Vice President, Chief	2012	225,000	-	225,000	26,964	476,964
Financial and Chief Operating Officer (7)

(1)	The table above summarizes the total compensation earned by each of our named executive officers for the fiscal years ended December 31, 2013 and 2012.

(2)	The amounts listed in this column includes nonqualified deferred compensation earnings which represents the above market earnings on the deferred compensation from the GAG, LLC Phantom Stock Plan. Earnings are for the fiscal years ended December 31, 2013 and 2012. Above market earnings is the amount earned at 3.75% that exceeds 120% of the applicable federal tax long-term rate.

(3)	The amounts listed in this column includes nonequity incentive compensation earned by each of our named executive officers for the fiscal years ended December 31, 2013 and 2012.

(4)	The amounts listed in this column includes other compensation detailed in the following table:

	Auto	Company-paid	Life and
	Allowance	Medical/Dental	Disability	Severance	Total
Name	($)	($)	($)	($)	($)
Andrew Gumaer	24,000	15,967	1,533	-	41,500
	24,000	16,029	1,942	-	41,971

Harvey M. Yellen	24,000	10,270	1,533	-	35,803
	24,000	10,114	1,942	-	36,056

Paul S. Erickson	4,800	5,455	666	1,224,575	1,235,496
	14,400	16,029	1,935	-	32,364

Phillip J. Ahn	12,600	15,966	1,197	-	29,763
	9,000	16,029	1,935	-	26,964

(5)	Mr. Yellen transitioned his responsibilities as Chief Operating Officer to Phillip Ahn on April 15, 2013, but continues to serve as President and Vice Chairman of the Board.

(6)	Mr. Erickson's employment with the Company ceased on April 12, 2013.

(7)	Mr. Ahn was appointed Executive Vice President, Chief Financial and Chief Operating Officer on April 15, 2013.

Outstanding Equity Awards at December 31, 2013

There are no outstanding equity awards for our named executive officers as of December 31, 2013.

Employment Agreements

On July 31, 2009, we entered into employment agreements with Messrs. Gumaer and Yellen. These agreements have no defined length of employment. Either party may terminate the employment relationship at any time, subject to possible severance payments as set forth below. The terms and conditions of those agreements are generally as follows:

Pursuant to the terms of the employment agreements, the annual base salaries for Messrs. Gumaer and Yellen are subject to annual increases of no less than five percent. The agreements also provide for the award of an annual discretionary bonus. The Company provides Messrs. Yellen and Gumaer with monthly automobile allowances of $2,000.

Messrs. Gumaer and Yellen were each entitled to receive annual base salaries of at least $661,500 for the period from July 31, 2011 to July 31, 2012, $694,575 for the period from July 31, 2012 to July 31, 2013 and $729,303 for the period from July 31, 2013 to July 31, 2014 pursuant to the terms of their employment agreements; however, each accepted a reduced base salary of $500,000 for fiscal 2012, $627,000 for fiscal 2013 and $630,000 for fiscal 2014.

Each employment agreement contains an indemnification provision wherein we promise to defend, indemnify, and hold the employee harmless to the fullest extent permitted by law against any and all liabilities incurred by the employee in connection with employment by us.

Severance will be owed if the employment relationship is terminated by us without cause or by the employee with “Good Reason,” or upon the death or disability of the employee. “Good Reason” is (i) a material diminution in the employee’s base salary, authority, duties, or responsibilities; (ii) a material diminution in the budget over which the employee retains authority; (iii) a material change in the geographic location at which the employee must perform services; or (iv) any other action or inaction that constitutes a material breach of the terms of the employment agreement. Severance for Messrs. Yellen and Gumaer will be payment of the following amounts: a lump sum equal to two years of base salary; a lump sum equal to two times the highest annual bonus paid during the term of employment or two times the first target bonus in the event of termination prior to any bonus being paid; and a lump sum equal to 24 times the monthly COBRA premiums for employee and employee’s spouse and dependents.

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

The Company also entered into an employment agreement with Mr. Erickson on July 31, 2009 on substantially the same terms as described above for Messrs. Gumaer and Yellen. Pursuant to such agreement Mr. Erickson was entitled to receive an annual base salary of at least $330,750  for the period from July 31, 2011 to July 31, 2012, $347,288 for the period from July 31, 2012 to July 31, 2013 and $364,652 for the period from July 31, 2013 to July 31, 2014. Mr. Erickson also was entitled to receive during such time periods a monthly automobile allowance of $1,200. Mr. Erickson’s employment relationship with the Company ceased on April 12, 2013. In connection with his departure, Mr. Erickson was paid severance benefits in accordance his employment agreement of $1,224,575, which was equal to the sum of two years of base salary, two times the highest annual bonus paid during the term of employment or two times the first target bonus in the event of termination prior to any bonus being paid, and 24 times the monthly COBRA premiums for Mr. Erickson and his spouse and dependents.

The Company has not entered into an employment agreement with Mr. Ahn.

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

The following table summarizes the total compensation that our directors (other than directors who are named executive officers) earned during the fiscal year ended December 31, 2013 for services rendered as members of our Board.

	Fees Earned or
Name (1)	Paid in Cash ($)	Total ($)
Matthew J. Hart	90,000	90,000
Hugh G. Hilton	84,000	84,000
Mark D. Klein	69,000	69,000
Michael J. Levitt (2)	15,000	15,000
Bryant R. Riley	60,000	60,000

(1)	Andrew Gumaer, our Chairman and Chief Executive Officer, and Harvey M. Yellen, our Vice Chairman and President, are not included in this table because they are employees of the Company and thus receive no additional compensation for services as a director. The compensation received by Messrs. Gumaer and Yellen as employees of the Company is shown in the Summary Compensation Table above.

(2)	Mr. Levitt resigned from the Board effective January 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of the shares of our common stock as of April 25, 2014, by (i) each person we know to be the beneficial owner of 5% or more of the outstanding shares of our common stock; (ii) each executive officer listed in the Summary Compensation Table; (iii) each of our directors; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the address of the individuals listed below is the address appearing on the cover of this Annual Report.

	Shares Beneficially Owned (2)
Name or Group of Beneficial Owners (1)	Number	Percent
Named Executive Officers:
Harvey M. Yellen	5,280,000	17.6%
Andrew Gumaer	5,280,000	17.6%
Scott K. Carpenter	144,136	*

Directors:
Bryant R. Riley (3)	109,184	*
Mark D. Klein	184,880	*
Hugh G. Hilton	40,435	*
Matthew J. Hart	50,435	*

5% Stockholders:
Elliott Associates, L.P. (4)	6,129,000	20.4%
712 Fifth Avenue 36th Floor
New York, NY 10019

Lloyd I. Miller, III (5)	4,365,581	14.6%
222 Lakeview Avenue, Suite 160-365
West Palm Beach, FL 33401

Executive officers and directors as a group (8 persons)	11,363,740	37.9%

*	Represents less than 1%.

(1)	Unless otherwise indicated, the business address of each holder is c/o Great American Group, Inc., 21860 Burbank Blvd., Suite 300 South, Woodland Hills, California 91367.

(2)	Applicable percentage ownership is based on 30,002,975 shares of our common stock outstanding as of April 25, 2014. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares, subject to the applicable community property laws. Shares of our common stock subject to options or other contractual rights currently exercisable, or exercisable within 60 days after April 25, 2014, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person.

(3)	Includes 68,749 shares held by B. Riley and Co., LLC. Mr. Riley is the sole indirect equity owner of B. Riley and Co., LLC.

(4)	Based solely on information provided on a Schedule 13D/A filed by Elliot Associates, L.P. with the SEC on August 9, 2011. Pursuant to the Schedule 13D/A, the securities are beneficially owned by Elliott Associates, L.P., a Delaware limited partnership, and its wholly-owned subsidiaries (collectively, “Elliott”), Elliott International, L.P., a Cayman Islands limited partnership (“Elliott International”), and Elliott International Capital Advisors Inc., a Delaware corporation (“EICA” and collectively with Elliott and Elliott International, the “Reporting Persons”). Elliott beneficially owns 2,451,600 shares of Common Stock. Elliott International and EICA beneficially own an aggregate of 3,677,400 shares of Common Stock. Collectively, Elliott, Elliott International and EICA beneficially own 6,129,000 shares of Common Stock. Elliott has the power to vote or direct the vote of, and to dispose or direct the disposition of, the shares of Common Stock beneficially owned by it. Elliott International has the shared power with EICA to vote or direct the vote of, and to dispose or direct the disposition of, the shares of Common Stock owned by Elliott International.

(5)	Based solely on information provided on a Schedule 13G/A filed by Lloyd I. Miller, III with the SEC on April 16, 2014, with respect to 4,365,581 shares held by Lloyd I. Miller, III. Pursuant to such Schedule 13G/A, Lloyd I. Miller, III has sole voting and dispositive power with respect to 4,312,601 shares of Common Stock as (i) the manager of a limited liability company that is the adviser to certain trusts, (ii) the manager of a limited liability company that is the general partner of a certain limited partnership, (iii) the manager of a limited liability company, and (iv) an individual, and has shared voting and dispositive power with respect to 52,980 shares of Common Stock as an advisor to the trustee of a certain trust.

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2013 was as follows:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by our stockholders (1)	-	-	7,208,725
Equity compensation plans not approved by our stockholders (2)	-	-	-
Total	-	-	7,208,725

(1)	Includes our 2009 Stock Incentive Plan.

(2)	All of our equity compensation plans were approved by our stockholders.

For more information on our equity compensation plans, see Note 15 of our Notes to Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Other than as described below, since the beginning of fiscal year 2012, there were no transactions to which the Company was or is a party or currently proposed transactions which the Company is to be a party in which the amount involved exceeds $120,000 and in which any director, officer or beneficial holder of more than 5% of any class of our voting securities or member of such person’s immediate family had or will have a direct or indirect material interest.

Mark Weitz, our former President, Wholesale and Industrial Services, is the brother-in-law of Andrew Gumaer, our Chairman, Chief Executive Officer and director. Mr. Weitz’s total compensation, consisting of base salary, bonus, auto allowance, company paid medical, dental and life and disability insurance, and above market interest on nonqualified deferred compensation in fiscal 2012 for services rendered to us was $332,731. Mr. Weitz participated in various employee benefit programs of the Company, including health insurance benefits, life insurance benefits, and group life and long-term disability coverage, under the plans generally available to all other salaried employees. Mr. Weitz also is a Phantom Equityholder and received additional consideration as more fully described below. Mr. Weitz’s received total compensation of $244,261 in 2013, including $158,654 in severance payments pursuant to a severance agreement and general release between Mr. Weitz and the Company entered into in February 2013 in connection with the cessation of his employment with the Company on February 4, 2013. In addition to the foregoing, the Company paid 100% of the COBRA continuation premium for Mr. Weitz for a period of eleven months ending on January 31, 2014.

Brian Yellen, our Executive Vice President, is the son of Harvey M. Yellen, our Vice Chairman, President and director. Mr. B. Yellen’s total compensation, consisting of base salary, bonus, commissions, auto allowance, company paid medical, dental and life and disability insurance, and above market interest on nonqualified deferred compensation, in fiscal 2013 and 2012 for services rendered to us was $649,476 and $483,525, respectively. Mr. B. Yellen participates in various employee benefit programs of the Company, including health insurance benefits, life insurance benefits, and group life and long-term disability coverage, under the plans generally available to all other salaried employees. Mr. B. Yellen also is a Phantom Equityholder and received additional consideration as more fully described below. Mr. B. Yellen’s annual base salary for fiscal 2014 is $200,000, plus an annual auto allowance of $10,800.

Sandy Feldman, our Senior Vice President, is the son-in-law of Harvey M. Yellen. Mr. Feldman’s total compensation, consisting of base salary, bonus, commissions, auto allowance, company paid medical, dental and life and disability insurance in fiscal 2013 and 2012 for services rendered to us was $222,793 and $291,959, respectively. Mr. Feldman participates in various employee benefit programs of the Company, including health insurance benefits, life insurance benefits, and group life and long-term disability coverage, under the plans generally available to all other salaried employees. Mr. Feldman’s annual base salary for fiscal 2014 is $190,000, plus an annual auto allowance of $10,800.

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

Promissory Notes

In connection with the Acquisition, we issued certain subordinated unsecured promissory notes to the Great American Members and the Phantom Equityholders. We have entered into multiple amendments to and waivers of our obligations under such notes issued since the Acquisition. As a result of these amendments and waivers, in 2010 the interest rate was reduced from 12.0% to 3.75% with respect to notes representing an aggregate of $52.4 million of the then-outstanding $55.6 million in principal under the notes. In addition, the maturity date for the notes representing an aggregate of then-outstanding $47.0 million in principal payable to the Great American Members was extended to July 31, 2018, subject to annual prepayments based upon our cash flow, provided that we are not obligated to make such prepayments if our minimum adjusted cash balance is below $20.0 million.  Effective July 31, 2011, we entered into further individual amendments with the Great American Members that increased the principal amount of the notes due to them from $47.0 million to $48.8 million, for the $1.8 million of accrued interest that was due pursuant to such notes on July 31, 2011. The addition to the principal amount accrues interest at the note rate of 3.75% and continues to be subject to annual prepayments based upon our cash flow and the maintenance of a minimum adjusted cash balance as provided in the notes prior to the capitalization of the accrued interest. We were not required to make any principal prepayments under these notes for the fiscal years ended December 31, 2012 and 2013.

As of December 31, 2013, there was $48.8 million in aggregate principal amount outstanding under the notes payable to the Great American Members and $1.7 million in aggregate principal amount outstanding under the notes payable to the Phantom Equityholders. Of this amount, $49.8 million accrues interest at 3.75% and $0.7 million accrues interest at 12.00%. On January 31, 2014, the Company paid in full the $0.7 million of principal balance for the notes to the Phantom Equityholders that had the 12.0% interest rate.

The consideration received by each of the Great American Members and Phantom Equityholders who were executive officers, directors or immediate family members of the foregoing since the beginning of fiscal year 2012 and 2013 in connection with the subordinated unsecured promissory notes is as follows:

Phantom Equityholder	Year	Consideration (in the form of Interest Earned on the Promissory Notes)(4)	Consideration (in the form of Principal Payments Paid on the Promissory Notes)(5)	Total Consideration on the Promissory Notes(6)	Principal Balance outstanding on the Promissory Notes at December 31 (7)
Former Great American Members

Andrew Gumaer	2013	$914,224	$-	$914,224	$24,379,316
	2012	$914,224	$-	$914,224	$24,379,316

Harvey M. Yellen	2013	$914,224	$-	$914,224	$24,379,316
	2012	$914,224	$-	$914,224	$24,379,316

Phantom Equityholders

Scott Carpenter	2013	$63,303	$333,701	$397,004	$333,702
	2012	$103,393	$333,701	$437,094	$667,403

Paul Erickson (1)	2013	$18,683	$315,162	$333,845	$315,163
	2012	$30,515	$315,162	$345,677	$630,325

Lester Friedman	2013	$17,584	$296,623	$314,207	$296,624
	2012	$28,720	$296,623	$325,343	$593,247

Mark Weitz (2)	2013	$17,584	$296,623	$314,207	$296,624
	2012	$28,720	$296,623	$325,343	$593,247

Brian Yellen (3)	2013	$10,441	$176,120	$186,561	$176,120
	2012	$17,053	$176,120	$193,173	$352,240

(1)	Mr. Erickson’s employment with the Company ceased on April 12, 2013.
(2)	Mr. Weitz is the brother-in-law of Andrew Gumaer, a director and the Chairman and Chief Executive Officer of the Company. Mr. Weitz’s employment with the Company ceased on February 4, 2013.
(3)	Mr. Yellen is the son of Harvey M. Yellen, a director and the Vice Chairman and President of the Company.
(4)	Consideration represents interest earned on the promissory notes for the fiscal years ended December 31, 2013 and 2012.
(5)	Consideration represents principal payments on the promissory notes for the fiscal years ended December 31, 2013 and 2012.
(6)	Total consideration represents the sum of interest earned on the promissory notes and principal payments on the promissory notes for the fiscal years ended December 31, 2013 and 2012.
(7)	Principal balance outstanding for all of the above named parties other than Mr. Carpenter remains unchanged as of April 25, 2014. The principal balance outstanding for Mr. Carpenter was paid in full on January 31, 2014.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees for services provided to us by Marcum LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2012 and 2013:

	Fiscal 2012	Fiscal 2013
Audit Fees (1)	$363,000	$356,076
Audit-Related Fees (2)	-	5,775
Tax Fees	-	-
All Other Fees	-	-

TOTAL	$363,000	$361,851

(1)	Audit Fees consist of audit and various attest services performed by Marcum LLP and include the following: (1) fees for fiscal 2012 include (a) reviews of our financial statements for the quarterly periods ended March 31, 2012, June 30, 2012 and September 30, 2012 and (b) the audit of our financial statements for the year ended December 31, 2012 and (2) fees for fiscal 2013 include (a) reviews of our financial statements for the quarterly periods ended March 31, 2013, June 30, 2013 and September 30, 2013 and (b) the audit of our financial statements for the year ended December 31, 2013.

(2)	Audit-Related Fees consists of fees for assurance and related services performed by Marcum LLP that related to the performance of the audit or review of the Company's financial statements other than audit fees.

Audit Committee Pre-Approval Policy

 As a matter of policy, all audit and non-audit services provided by our independent registered public accounting firm are approved in advance by the audit committee of the Company, which considers whether the provision of non-audit services is compatible with maintaining such firm's independence. All services provided by Marcum LLP during fiscal years 2012 and 2013 were pre-approved by the audit committee. The audit committee has considered the role of Marcum LLP in providing services to us for the fiscal year ended December 31, 2013, and has concluded that such services are compatible with their independence as our auditors.

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

Date: April 30, 2014

Great American Group, Inc.

By:	/s/ PHILLIP J. AHN
Phillip J. Ahn
Chief Financial Officer and Chief Operating Officer

