Form 10-Q
period 2014-03-31
Great American Group, Inc.
filed 2014-05-14
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
Or

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

As of May 12, 2014, there were 30,002,975 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Great American Group, Inc.

Quarterly Report on Form 10-Q

For The Quarter Ended March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	March 31,	December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$16,904	$18,867
Restricted cash	80	325
Accounts receivable, net	10,153	8,858
Lease finance receivable	7,992	8,099
Advances against customer contracts	195	1,058
Due from related parties	132	—
Goods held for sale or auction	4,906	13,964
Note receivable related party - current portion	—	703
Deferred income taxes	3,870	3,870
Prepaid expenses and other current assets	1,516	948
Total current assets	45,748	56,692
Note receivable related party - net of current portion	—	497
Property and equipment, net	995	1,090
Goodwill	5,688	5,688
Other intangible assets, net	140	140
Deferred income taxes	9,554	8,739
Other assets	780	831
Total assets	$62,905	$73,677
Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$9,118	$11,578
Due to related parties	—	45
Mandatorily redeemable noncontrolling interests	2,613	2,823
Asset based credit facility	—	5,710
Revolving credit facility	4	333
Current portion of long-term debt	1,085	1,724
Notes payable	6,570	6,856
Total current liabilities	19,390	29,069
Long-term debt, net of current portion	48,759	48,759
Total liabilities	68,149	77,828
Commitments and contingencies
Great American Group, Inc. stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 135,000,000 shares authorized; 30,002,975 issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	4	4
Additional paid-in capital	3,082	3,082
Retained earnings (deficit)	(7,945)	(6,611)
Accumulated other comprehensive income (loss)	(661)	(638)
Total Great American Group, Inc. stockholders' equity (deficit)	(5,520)	(4,163)
Noncontrolling interests	276	12
Total equity (deficit)	(5,244)	(4,151)
Total liabilities and equity (deficit)	$62,905	$73,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2014	2013
Revenues:
Services and fees	$12,385	$18,637
Sale of goods	9,268	2,317
Total revenues	21,653	20,954
Operating expenses:
Direct cost of services	5,863	6,152
Cost of goods sold	9,064	1,520
Selling, general and administrative	7,984	10,937
Total operating expenses	22,911	18,609
Operating income (loss)	(1,258)	2,345
Other income (expense):
Interest income	2	2
Interest expense	(628)	(634)
Income before provision for income taxes	(1,884)	1,713
Benefit (provision) for income taxes	814	(778)
Net income (loss)	(1,070)	935
Net income (loss) attributable to noncontrolling interests	264	(354)
Net income (loss) attributable to Great American Group, Inc.	$(1,334)	$1,289

Basic earnings (loss) per share	$(0.05)	$0.04
Diluted earnings (loss) per share	$(0.05)	$0.04
Weighted average basic shares outstanding	28,682,975	28,682,975
Weighted average diluted shares outstanding	28,682,975	29,656,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013

Net income (loss)	$(1,070)	$935
Other comprehensive loss:
Change in cumulative translation adjustment	(24)	(355)
Other comprehensive loss, net of tax	(24)	(355)
Total comprehensive income (loss)	(1,094)	580
Comprehensive income (loss) attributable to noncontrolling interests	264	(354)
Comprehensive income (loss) attributable to Great American Group, Inc.	$(1,358)	$934

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity (Deficit)

(Unaudited)

(Dollars in thousands)

							Accumulated
					Additional	Retained	Other		Total
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Interests	(Deficit)

Balance, January 1, 2013	—	$—	30,002,975	$4	$3,082	$(7,669)	$(520)	$928	$(4,175)
Net income (loss) for the three months ended March 31, 2013						1,289		(354)	935
Foreign currency translation adjustment							(355)		(355)
Changes in noncontrolling interests								(48)	(48)
Balance, March 31, 2013	—	$—	30,002,975	$4	$3,082	$(6,380)	$(875)	$526	$(3,643)

Balance, January 1, 2014	—	$—	30,002,975	$4	$3,082	$(6,611)	$(638)	$12	$(4,151)
Net income (loss) for the three months ended March 31, 2014						(1,334)		264	(1,070)
Foreign currency translation adjustment							(23)		(23)
Balance, March 31, 2014	—	$—	30,002,975	$4	$3,082	$(7,945)	$(661)	$276	$(5,244)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(1,070)	$935
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	131	707
Impairment of goods held for sale or auction	–	22
Effect of foreign currency on operations	(212)	(64)
Deferred income taxes	(815)	1,007
Income allocated to mandatorily redeemable noncontrolling interests	333	291
Change in operating assets and liabilities:
Accounts receivable and advances against customer contracts	(415)	7,331
Lease finance receivable	107	–
Due from related party	(177)	(373)
Inventory	–	(588)
Goods held for sale or auction	9,058	(589)
Loan receivable	1,206	–
Prepaid expenses and other assets	(384)	(55)
Accounts payable and accrued expenses	(2,470)	(356)
Auction and liquidation proceeds payable	–	(618)
Net cash provided by operating activities	5,292	7,650
Cash flows from investing activities:
Purchases of property and equipment	(36)	(247)
Decrease in note receivable - related party	–	196
Decrease in restricted cash	245	7,693
Net cash provided by investing activities	209	7,642
Cash flows from financing activities:
Repayments of capital lease obligations	–	(8)
Repayment of revolving line of credit	(329)	(576)
Repayment of asset based credit facility	(5,710)	–
Repayments of notes payable	(925)	(1,170)
Distribution to noncontrolling interests	(543)	(612)
Net cash used in financing activities	(7,507)	(2,366)
(Decrease) increase in cash and cash equivalents	(2,006)	12,926
Effect of foreign currency on cash	43	(554)
Net (decrease) increase in cash and cash equivalents	(1,963)	12,372
Cash and cash equivalents, beginning of period	18,867	18,721
Cash and cash equivalents, end of period	$16,904	$31,093
Supplemental disclosures:
Interest paid	$658	$57
Taxes paid	$2	$163

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of Great American Group, Inc. and its wholly-owned and majority-owned subsidiaries. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 31, 2014. The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

Revenues in the Valuation and Appraisal segment are primarily comprised of fees for valuation and appraisal services. Revenues are recognized upon the delivery of the completed services to the related customers and collection of the fee is reasonably assured. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs which totaled $679 and $568 for the three months ended March 31, 2014 and 2013, respectively.

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

Commission and fees earned on the sale of goods at auction and liquidation sales are recognized when evidence of an arrangement exists, the sales price has been determined, title has passed to the buyer and the buyer has assumed the risks of ownership and collection is reasonably assured. The commission and fees earned for these services are included in revenues in the accompanying condensed consolidated statement of operations. Under these types of arrangements, revenues also include contractual reimbursable costs which totaled $1,264 and $1,518 for the three months ended March 31, 2014 and 2013, respectively.

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

In the normal course of business, the Company will enter into collaborative arrangements with other merchandise liquidators to collaboratively execute auction and liquidation contracts. The Company’s collaborative arrangements specifically include contractual agreements with other liquidation agents in which the Company and such other liquidation agents actively participate in the performance of the liquidation services and are exposed to the risks and rewards of the liquidation engagement. The Company’s participation in collaborative arrangements including its rights and obligations under each collaborative arrangement can vary. Revenues from collaborative arrangements are recorded net based on the proceeds received from the liquidation engagement. Amounts paid to participants in the collaborative arrangements are reported separately as direct costs of revenues. Revenue from collaborative arrangements in which the Company is not the majority participant is recorded net based on the Company’s share of proceeds received. There were no revenues or direct cost of services subject to collaborative arrangements during the three months ended March 31, 2014 and there were $8,092 of revenues and $998 of direct cost of services subject to collaborative arrangements during the three months ended March 31, 2013.

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

Revenue and fees from the sale of goods during one of our wholesale and industrial auctions represented 15.0% of total revenues during the three months ended March 31, 2014. Revenues from one liquidation service contract represented 38.6% of total revenues during the three months ended March 31, 2013. Revenues in the Valuation and Appraisal segment and the Auction and Liquidation segment are primarily generated in the United States and Europe, see Note 14.

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

As of March 31, 2014 and December 31, 2013, restricted cash included $80 and $165, respectively, of cash collateral for electronic payment processing in the United Kingdom. As of December 31, 2013, restricted cash also included $160 of cash collected from the leasing transactions related to four oil rigs that collateralize the related note payable, which had an outstanding principal amount of $6,856 as of December 31, 2013.

(i)	Accounts Receivable

Accounts receivable represents amounts due from the Company’s auction and liquidation and valuation and appraisal customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. There was no bad debt expense during the three months ended March 31, 2014 and 2013.

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

Lease finance receivables consist of the Company’s net investment in sales-type leases for four oil rigs as of March 31, 2014 and December 31, 2013. As of March 31, 2014, the remaining gross lease payments in accordance with the purchase lease of $8,450 are payable through December 15, 2014. The gross lease payments include a bargain purchase option in the amount of $4,242 that is payable on December 15, 2014. The Company is currently in negotiations with the lessee to modify the terms of the lease. The lessee is currently in arrears on certain lease payments and the Company is in negotiations with the lessee to modify the terms of the lease. The lease finance receivable is comprised of the following:

	March 31,	December 31,
	2014	2013

Minimum lease payment receivable	$4,208	$4,367
Lease purchase option	4,242	4,242
Unearned income	(458)	(510)
Total lease finance receivable	$7,992	$8,099

(m)	Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation and amortization expense was $132 and $161 for the three months ended March 31, 2014 and 2013, respectively.

(n)	Fair Value Measurements

The Company records mandatorily redeemable noncontrolling interests that were issued after November 5, 2003 at fair value with fair value determined in accordance with the Accounting Standards Codification (“ASC”). The following table below presents information about the Company’s mandatorily redeemable noncontrolling interests that are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 which are categorized using the three levels of fair value hierarchy. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following tables present information on the liabilities measured and recorded at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.

	Financial Assets Measured at Fair Value on a
	Recurring Basis at March 31, 2014, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	March 31,	identical assets	inputs	inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,150	$-	$-	$2,150
Total liabilities measured at fair value	$2,150	$-	$-	$2,150

	Financial Assets Measured at Fair Value on a
	Recurring Basis at December 31, 2013, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,273	$-	$-	$2,273
Total liabilities measured at fair value	$2,273	$-	$-	$2,273

The Company determined the fair value of mandatorily redeemable noncontrolling interests described above based on the issuance of similar interests for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports and internal valuation models. The amount reported at fair value at March 31, 2014 and December 31, 2013 also includes the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis. There was no change in the fair value measurement of the noncontrolling interests during the three months ended March 31, 2014. The decrease in the mandatorily redeemable noncontrolling interests of $123 during the three months ended March 31, 2014 presented in the table above reflects the change in undistributed earnings attributable to the noncontrolling interest during such period. At March 31, 2014, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country's currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using year-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders' equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Transaction losses were $39 and $309 during the three months ended March 31, 2014 and 2013, respectively. These amounts are included in selling, general and administrative expenses in our consolidated statements of operations.

(p)	Fiduciary Funds

The accompanying condensed consolidated balance sheets do not include fiduciary funds, which are held by the Company on behalf of clients in connection with the administration of loans in the performance of capital advisory services. There were no funds held by the Company on behalf of clients at March 31, 2014 and December 31, 2013.

NOTE 3— ACCOUNTS RECEIVABLE

The components of accounts receivable, net, include the following:

	March 31,	December 31,
	2014	2013

Accounts receivable	$9,192	$8,402
Unbilled receivables	1,236	731
Total accounts receivable	10,428	9,133
Allowance for doubtful accounts	(275)	(275)
Accounts receivable, net	$10,153	$8,858

Additions and changes to the allowance for doubtful accounts consist of the following:

	Three Months Ended
	March 31,
	2014	2013

Balance, beginning of period	$275	$371
Add: Additions to reserve	-	-
Less: Write-offs	-	-
Less: Recoveries	-	-
Balance, end of period	$275	$371

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

NOTE 4— GOODS HELD FOR SALE OR AUCTION

	March 31,	December 31,
	2014	2013

Machinery and equipment	$4,409	$13,464
Aircraft parts	497	500
Total	$4,906	$13,964

Goods held for sale or auction includes machinery and equipment and aircraft parts. At March 31, 2014 and December 31, 2013, machinery and equipment consists of $1,701 and $10,756 of machinery and equipment and oil rigs with a carrying value of $2,708. Aircraft parts with a carrying value of $497 and $500 which includes a lower of cost or market adjustment of $897 as of March 31, 2014 and December 31, 2013.

The leased equipment with a carrying value of $2,708 as of March 31, 2014 serves as collateral for the related note payable, which had an outstanding principal amount of $6,570 as of March 31, 2014, as more fully described in Note 8.

NOTE 5— GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $5,688 is comprised of $1,975 of goodwill in the Auction and Liquidation segment and $3,713 of goodwill in the Valuation and Appraisal segment at March 31, 2014. There have been no changes to the carrying amount of goodwill since December 31, 2007.

Other intangible assets with finite lives include customer relationships which are being amortized over their estimated useful lives of 6 years. Other intangible assets include customer relationships of $970 and accumulated amortization of $970 and trademarks of $140 which have been identified as an indefinite lived intangible asset that is not being amortized at March 31, 2014 and December 31, 2013. There was no amortization expense for three months ended March 31, 2014 and 2013.

NOTE 6— CREDIT FACILITIES

On July 15, 2013, the Company entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”) with Wells Fargo Bank, National Association that amended and restated that certain First Amended and Restated Credit Agreement dated as of December 31, 2010. The maximum revolving loan amount under the asset based credit facility pursuant to the credit agreement remains at $100,000, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect), and the maturity date has been extended from July 16, 2013 to July 15, 2018. The asset based credit facility can be used for borrowings and letter of credit obligations up to the aggregate amount of $100,000, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect). The interest rate for each revolving credit advance under the Credit Agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The restated Credit Agreement removed the Company’s United Kingdom subsidiary as a party to such agreement and the concept of borrowings thereunder for certain transactions in the United Kingdom. On March 19, 2014, the Company entered into a separate credit agreement (a “UK Credit Agreement”) with an affiliate of Wells Fargo Bank, National Association which provides for the financing of transactions in the United Kingdom. The UK Credit Agreement allows the Company to borrow up to £50,000. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $100,000 credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. Cash advances and the issuance of letters of credit under the $100,000 credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The credit facility also provides for success fees in the amount of 5% to 20% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. Interest expense totaled $149 (including success fees of $100 and amortization of deferred loan fees of $23) and $85 (including amortization of deferred loan fees of $68) for the three months ended March 31, 2014 and 2013, respectively. The Company had no outstanding balance for borrowings or letters of credit under this credit facility at March 31, 2014.

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

On February 3, 2012, Great American Advisory & Valuation Services, LLC (“GAAV”), a wholly owned subsidiary of the Company, entered into an amended Loan and Security Agreement (Accounts Receivable Line of Credit) (the “Line of Credit”) with BFI Business Finance (“BFI”) which increased the maximum borrowings allowed from $2,000 to $3,000. The Line of Credit is collateralized by the accounts receivable of GAAV and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Line of Credit. The interest rate under the Line of Credit is the prime rate plus 2% (6% at March 31, 2014), payable monthly in arrears. The maturity date of the Line of Credit is February 3, 2015 and the maturity date may be extended for successive periods equal to one year, unless GAAV gives BFI written notice of its intent to terminate the Line of Credit at least thirty days prior to the maturity date of the Line of Credit. BFI has the right to terminate the Line of Credit at its sole discretion upon giving sixty days’ prior written notice to GAAV. In connection with the Line of Credit, Great American Group, LLC (“GAG, LLC”) entered into a limited continuing guaranty of GAAV’s obligations under the Line of Credit. Interest expense totaled $9 and $38 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 7— LONG-TERM DEBT

Long-term debt consists of the following arrangements:

	March 31,	December 31,
	2014	2013

$60,000 notes payable to each of the former Great American Members and the Phantom Equityholders of GAG, LLC issued in connection with the Acquisition dated July 31, 2009	$49,844	$50,483
Total long-term debt	49,844	50,483
Less current portion of long-term debt	1,085	1,724
Long-term debt, net of current portion	$48,759	$48,759

$60,000 Notes Payable

On July 31, 2009, the members of GAG, LLC (the “Great American Members”), a wholly owned subsidiary of the Company, contributed all of their membership interests of GAG, LLC to the Company in exchange for 10,560,000 shares of common stock of the Company and a subordinated unsecured promissory note in an initial principal amount of $60,000 issued in favor of the Great American Members certain members of management of GAG, LLC prior to the Acquisition (as defined in Item 2. Of this Quarterly Report) that were participants in a deferred compensation plan (the “Phantom Equityholders”). In connection with the closing of the Acquisition, an initial principal payment of $4,383 was made, thereby reducing the principal amount of the note to $55,617. On August 28, 2009, the note was replaced with separate subordinated unsecured promissory notes (collectively, the “Notes”) issued in favor of each of the Great American Members and Phantom Equityholders. Prior to the Amendments described below, all Notes were payable in five equal annual principal payments in the aggregate amount of $11,123 due on the anniversary date of the Notes beginning on July 31, 2010 through July 31, 2014 with interest payable quarterly in arrears beginning October 31, 2009 at 12% per annum. On May 4, 2010, the Company entered into individual amendments (each, an “Amendment” and collectively, the “Amendments”) to an aggregate of $52,419 of the $55,617 principal amount outstanding of the Notes, which reduced the interest rate on the amended Notes from 12.0% per annum to 3.75% per annum. The interest rate reduction was effective retroactive to February 1, 2010. In addition, the maturity date for $46,996 of the $55,617 principal amount outstanding of the Notes was extended to July 31, 2018, subject to annual prepayments based upon the Company’s cash flow subject to certain limitations, as provided in the amendment to the notes payable, including, without limitation, the Company’s maintenance of a minimum adjusted cash balance of $20,000. Each prepayment, if any, is due within 30 days of the filing of the Company’s Annual Report on Form 10-K, beginning with the Form 10-K for the fiscal year ending December 31, 2010. There were no prepayments due on the Notes under this prepayment provision on April 30, 2014 and 2013. The remaining Notes with $8,621 principal amount outstanding continue to be payable in five equal annual principal payments as described above.

Effective July 31, 2011, the Company entered into individual amendments that increased the principal amount of the Notes with Andy Gumaer and Harvey Yellen, the two former Great American Members, both of whom are executive officers and directors of the Company, by an aggregate amount of $1,762 of accrued interest that was originally due on July 31, 2011. The addition to the principal amount will accrue interest at the note rate of 3.75% and continue to be subject to annual prepayments based upon the Company’s cash flow and the maintenance of a minimum adjusted cash balance as provided in the Notes prior to the capitalization of the accrued interest. As a result, the principal balance of the promissory Notes to the two former Great American Members increased from an aggregate amount of $46,996 to $48,759.

As of December 31, 2013, the aggregate principal amount of $48,759 in Notes outstanding to the Great American Members accrues interest at the note rate of 3.75% and has a maturity date of July 31, 2018 (subject to annual principal payments based upon our cash flow, with certain limitations). On January 31, 2014, the Company paid in full the $640 of principal balance for the Notes to the Phantom Equityholders that had the 12.0% interest rate. As of March 31, 2014, there is an aggregate principal amount of $1,085 of notes outstanding to the Phantom Equityholders with an interest rate of 3.75%.

Interest expense was $467 and $509 for the three months ended March 31, 2014 and 2013, respectively. Accrued interest payable was $302 and $325 on the Notes as of March 31, 2014 and December 31, 2013, respectively.

NOTE 8— NOTES PAYABLE

On May 29, 2008, Great American Group Energy Equipment, LLC (“GAGEE”), a wholly owned subsidiary of the Company, entered into a credit agreement with Garrison Special Opportunities Fund LP and Gage Investment Group LLC (collectively, the “Lenders”) to finance the purchase of certain machinery and equipment to be sold at auction or liquidation. The original principal amount of the loan was $12,000 and borrowings bore interest at a rate of 20% per annum. The loan is collateralized by the machinery and equipment which were purchased with the proceeds from the loan. GAGEE was required to make principal and interest payments from proceeds from the sale of the machinery and equipment. GAGEE is a special purpose entity created to purchase the machinery and equipment, whose assets consist only of the machinery and equipment in question and whose liabilities are limited to the Lenders’ note and certain operational expenses related to this transaction. GAG, LLC guaranteed GAGEE’s liabilities to the Lenders up to a maximum of $1,200. The original maturity date of the loan was May 29, 2009; however, GAGEE exercised its right to extend the maturity date for 120 days until September 26, 2009. On September 26, 2009, the note payable became due and payable and on October 8, 2009, GAGEE and GAG, LLC entered into a Forbearance Agreement effective as of September 27, 2009 (the “Forbearance Agreement”) with the Lenders and Garrison Loan Agency Services LLC (the “Administrative Agent”), relating to the credit agreement, by and among GAGEE, as borrower, GAG, LLC, as guarantor, the Lenders and the Administrative Agent. Pursuant to the terms of the Forbearance Agreement, the Lenders agreed to forbear from exercising any of the remedies available to them under the credit agreement and the related security agreement unless a forbearance default occurs, as specified in the Forbearance Agreement. Pursuant to the Forbearance Agreement, and further amendments to the credit agreement for which the most recent amendment which was effective December 31, 2013 the maturity date of the note payable was extended to June 30, 2015 and the interest rate remained at 0% through maturity. The current amendment to the Credit Agreement provides for the lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable. GAGEE has no assets other than those collateralizing the loan which is comprised of a lease finance receivable of $7,992 and machinery and equipment with a carrying value of $2,708 that is included in goods held for sale or auction in the accompanying condensed consolidated balance sheet at March 31, 2014. GAG, LLC has satisfied its obligation to pay the $1,200 guarantee and the credit agreement does not provide for other recourse against GAG, LLC. At March 31, 2014 and December 31, 2013, the note payable balance was $6,570 and $6,856, respectively.

NOTE 9— INCOME TAXES

The Company’s (provision) benefit for income taxes consists of the following:

	Three Months Ended
	March 31,
	2014	2013
Current:
Federal	$-	$-
State	1	-
Foreign	-	(230)
Total current provision	1	(230)

Deferred:
Federal	(641)	840
State	(174)	168
Foreign	-	-
Total deferred provision (benefit)	(815)	1,008

Total provision (benefit) for income taxes	$(814)	$778

A reconciliation of the federal statutory rate of 34% for the three months ended March 31, 2014 and 2013 to the effective tax rate for income (loss) from operations before income taxes is as follows:

	Three Months Ended
	March 31,
	2014	2013

Provision for income taxes at federal statutory rate	(34.0)%	34.0%
State income taxes, net of federal benefit	(6.2)	6.2
Foreign tax differential	-	3.8
Other	(3.0)	1.4
Effective income tax rate	(43.2)%	45.4%

Deferred income tax assets (liabilities) consisted of the following:

	March 31,	December 31,
	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$132	$128
Goods held for sale or auction	556	530
Deductible goodwill	533	520
Accrued liabilities and other	1,852	1,128
Mandatorily redeemable noncontrolling interests	688	671
Note payable to Phantom Equityholders	385	376
Foreign tax and other credit carryforwards	591	591
Net operating loss carryforward	8,687	8,665
Total deferred tax assets	$13,424	$12,609

As of March 31, 2014, the Company had federal net operating loss carryforwards of $20,558, state net operating loss carryforwards of $21,617, and foreign tax credit carryforwards of $342. The Company’s federal net operating loss carryforwards will expire in the tax year ending December 31, 2029, the state net operating loss carryforwards will expire in 2031, and the foreign tax credit carryforwards will expire in 2022.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. As of March 31, 2014 and December 31, 2013, the Company believes that it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance.

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

NOTE 10— EARNINGS PER SHARE

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Basic common shares outstanding exclude 1,320,000 common shares issued to the former Great American Members that are held in escrow and subject to forfeiture upon the final settlement of claims for goods held for sale in connection with the Acquisition. Dilutive common shares outstanding includes contingently issuable shares that are currently in escrow and subject to release if the conditions for the final settlement of claims for goods held for sale in connection with the Acquisition was satisfied at the end of the respective periods. During the three montsh ended March 31, 2014, diluted earnings per share exclude 95,573 shares since they are anti-dilutive.

Basic and diluted earnings (loss) per share was calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2014	2013

Net income (loss) attributable to Great American Group, Inc.	$(1,334)	$1,289

Weighted average shares outstanding:
Basic	28,682,975	28,682,975
Effect of dilutive potential common shares:
Restricted stock units and non-vested shares	-	-
Contingently issuable shares	-	973,455
Diluted	28,682,975	29,656,430

Basic income (loss) per share	$(0.05)	$0.04
Diluted income (loss) per share	$(0.05)	$0.04

NOTE 11— COMMITMENTS AND CONTINGENCIES

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

NOTE 12— RELATED PARTY TRANSACTIONS

At March 31, 2014, amounts due from related parties of $132 represent amounts due from CA Global Partners, LLC (“CA Global”). At December 31, 2013, amounts due to related parties of $45 represented amounts due to CA Global. CA Global is one of the members of Great American Global Partners, LLC (“GA Global Ptrs”) which started operations in the first quarter of 2013. The amount payable and receivable from CA Global represent amounts that were advanced or paid on behalf of the Company by CA Global at the balance sheet date in connection with certain auctions of wholesale and industrial machinery and equipment that CA Global manages on behalf of GA Global Ptrs.

At December 31, 2013, note receivable – related party is comprised of two loans to Shoon with an aggregate outstanding receivable balance of $1,200. The Company owned 44.4% of the common stock of Shoon. The original loan in the amount of $1,300 was made to Shoon on May 4, 2012 and had a remaining principal balance of $353 at December 31, 2013. The loan had a maturity date of May 3, 2014 with interest payable monthly at LIBOR plus 6.0%. On August 2, 2013, an additional loan in the amount of $847 (net of $40 discount) was extended to Shoon with a maturity date of August 3, 2015. Interest was payable monthly at 6.5%. Both of the loans were collateralized by the inventory of Shoon. The loan receivables at December 31, 2013 is included in the Company’s consolidated balance sheet in note receivable related party – current portion in the amount of $703 and in note receivable related party - net of current portion in the amount of $497. In January 2014, Shoon was sold to a third party and the two loans in the amount of $1,200 outstanding at December 31, 2013 were repaid to the Company.

In connection with the new loan in August 2013, the Shoon shareholder agreement was amended and restated to eliminate the Company’s super majority voting rights which enabled the Company to control the board of directors of Shoon. As a result of this amendment, the Company no longer controlled Shoon and the operating results of Shoon were not consolidated for any periods after July 31, 2013.

The following financial statement amounts of Shoon were included in the accompanying condensed statement of operations in the UK retail stores segment for the three months ended March 31, 2013:

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

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended
	March 31,
	2014	2013
Auction and Liquidation reportable segment:
Revenues - Services and fees	$5,145	$12,661
Revenues - Sale of goods	9,268	36
Total revenues	14,413	12,697
Direct cost of services	(2,705)	(3,080)
Cost of goods sold	(9,064)	(21)
Selling, general, and administrative expenses	(2,740)	(4,094)
Depreciation and amortization	(42)	(45)
Segment income	(138)	5,457
Valuation and Appraisal reportable segment:
Revenues - Services and fees	7,240	5,976
Direct cost of services	(3,158)	(3,072)
Selling, general, and administrative expenses	(2,771)	(2,069)
Depreciation and amortization	(38)	(27)
Segment income	1,273	808
UK Retail Stores reportable segment:
Revenues - Sale of goods	-	2,281
Cost of goods sold	-	(1,499)
Selling, general, and administrative expenses	-	(1,600)
Depreciation and amortization	-	(15)
Segment income	-	(833)
Consolidated operating income from reportable segments	1,135	5,432
Corporate and other expenses	(2,393)	(3,087)
Interest income	2	2
Interest expense	(628)	(634)
Income (loss) before income taxes	(1,884)	1,713
Benefit (provision) for income taxes	814	(778)
Net income (loss)	(1,070)	935
Net (loss) income attributable to noncontrolling interests	264	(354)
Net (loss) income attributable to Great American Group, Inc.	$(1,334)	$1,289

Capital expenditures:
Auction and Liquidation segment	$36	$15
Valuation and Appraisal segment	-	83
UK Retail Stores segment	-	129
Total	$36	$227

	As of	As of
	March 31,	December 31,
	2014	2013
Total assets:
Auction and Liquidation segment	$54,307	$65,066
Valuation and Appraisal segment	8,598	8,611
Total	$62,905	$73,677

The following table presents revenues by geographical area:

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Revenues - Services and fees:
United States	$10,881	$16,435
Europe	1,504	2,202
Total Revenues - Services and fees	12,385	18,637

Revenues - Sale of goods
United States	9,268	36
Europe	-	2,281
Total Revenues - Sale of goods	9,268	2,317

Total Revenues:
United States	20,149	16,471
Europe	1,504	4,483
Total Revenues - Services and fees	$21,653	$20,954

The following tables presents long-lived assets and identifiable assets by geographical area:

	As of	As of
	March 31,	December 31,
	2014	2013
Long-lived Assets - Property and Equipment, net:
United States	$907	$990
Europe	88	100
Total Long-lived Assets	$995	$1,090

Identifiable Assets:
United States	$57,705	$68,405
Europe	5,200	5,272
Total Long-lived Assets	$62,905	$73,677

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

Overview

We are a leading provider of asset disposition, valuation and appraisal, and real estate consulting services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional service firms throughout the United States, Canada and Europe. We operate our business in two segments: auction and liquidation solutions and valuation and appraisal services. The divisions in our auction and liquidation segment assist clients in maximizing return and recovery rates through the efficient disposition of assets and provide clients with capital advisory, financing and real estate services. Such assets include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property. Our valuation and appraisal services segment provides our clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs. We previously had a third segment relating to UK retail stores. This segment was created from our investment in Shoon Trading Limited (“Shoon”) on May 4, 2012, the date of investment, through July 31, 2013. The operating results of our UK retail stores segment included the operations of ten retail shoe stores in the United Kingdom. As more fully described below, in August 2013, the Shoon shareholder agreement was amended and restated to eliminate the Company’s control rights. As a result of this amendment, the Company no longer controls Shoon and the operating results of Shoon are not consolidated for any periods after July 31, 2013. As such, the Company no longer operates in the UK retail stores segment. Following the sale of Shoon to a third party in January 2014, we no longer have a financial interest in the operations of Shoon.

Our significant industry experience and network of highly skilled employees and independent contractors allow us to tailor our auction and liquidation solutions to the specific needs of a multitude of clients, logistical challenges and distressed circumstances. We have established appraisal and valuation methodologies and practices in a broad array of asset categories which have made us a recognized industry leader. Furthermore, our scale and pool of resources allow us to offer our services on a nationwide basis in the United States, Canada and Europe.

Together with our predecessors, we have been in business since 1973. For over 40 years, we and our predecessors have provided retail, wholesale and industrial auction and liquidation solutions to clients. Past clients include Boeing, Apple Computers, Blockbuster Video, Borders Group, Circuit City, Comet, Fashion Bug, Friedman’s Jewelers, Orchard Supply Hardware, Mervyns, Tower Records, TJ Hughes, Hancock Fabrics, Movie Gallery, Linens N Things, Kmart, Promarkt, Sears, Whitehall Jewelers and Fortunoff. Since 1995, we have participated in liquidations involving over $25 billion in aggregate asset value and auctioned assets with an estimated aggregate value of over $6 billion.

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

On May 4, 2012, we invested $0.1 million to acquire 44.4% of the common stock of Shoon, a shoe retailer with operations in the United Kingdom. Shoon purchased the rights to operate the former Shoon internet business and ten retail stores that were in administration in the United Kingdom. As part of the investment, we also loaned Shoon approximately $1.3 million collateralized by retail inventory. The loan bore interest at an annual rate of LIBOR plus 6.0%, payable monthly and had a maturity date of May 3, 2014. We exercised our right to appoint the Chairman of Shoon. Together with our 44.4% ownership of the common stock of Shoon and control of the majority of the board of directors, we had a controlling interest in Shoon and therefore consolidated Shoon’s operating results with ours. In August 2013, the Shoon shareholder agreement was amended and restated to eliminate our control rights. As a result of this amendment, Shoon’s operating results are not consolidated with the Company’s for any periods after July 31, 2013. Accordingly we have consolidated the operations of Shoon and included the results of operations of Shoon from May 4, 2012, the date of investment, through July 31, 2013 in our consolidated statements of operations. Our operating results for periods subsequent to July 31, 2013, include the income (loss) from our 44.4% equity investment in the common stock of Shoon. On August 2, 2013, an additional loan in the amount of $0.8 million was extended to Shoon with a maturity date of August 3, 2015. This increased the outstanding principal from both loans to $1.4 million. Interest on the new loan was payable monthly at 6.5%. Both of the loans were collateralized by the inventory of Shoon. In January 2014, Shoon was sold to a third party and our loans to Shoon were repaid to us. As a result, we no longer have a financial interest in the operations of Shoon. Revenues from the operation of the Shoon stores in the United Kingdom were $2.3 million and cost of goods sold were $1.5 million for the three months ended March 31, 2013.

Historically, revenues from our auction and liquidation segment have comprised a significant amount of our total revenues and operating profits. During the three months ended March 31, 2014 and 2013, revenues from our auction and liquidation segment were 66.6% and 60.6% of total revenues, respectively. Revenues we generate in the auction and liquidation segment vary significantly from quarter to quarter and have a significant impact on our operating results from period to period.

Recent Developments

On March 19, 2014, the Company entered into a credit agreement (the “UK Credit Agreement”) with an affiliate of Wells Fargo Bank, National Association which provides for the financing of transactions in the United Kingdom. We are permitted to borrow up to £50 million under the UK Credit Agreement. The interest rate for borrowings under the UK Credit Agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of borrowings. Any borrowings on the UK Credit Agreement reduce the availability on the $100 million asset based credit facility available pursuant to the Company’s credit agreement with Wells Fargo Bank, National Association (the “Credit Agreement”). The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, allowance for doubtful accounts, goods held for sale or auction, goodwill and other intangible assets, share-based compensation and income taxes can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended March 31, 2014.

Results of Operations

The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Condensed Consolidated Statements of Operations

(Dollars in thousands)

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Amount	%	Amount	%
Revenues:
Services and fees	$12,385	57.2%	$18,637	88.9%
Sale of goods	9,268	42.8%	2,317	11.1%
Total revenues	21,653	100.0%	20,954	100.0%

Operating expenses:
Direct cost of services	5,863	27.1%	6,152	29.4%
Cost of goods sold	9,064	41.8%	1,520	7.3%
Selling, general and administrative expenses	7,984	36.9%	10,937	52.2%
Total operating expenses	22,911	105.8%	18,609	88.8%
Operating income (loss)	(1,258)	-5.8%	2,345	11.2%
Other income (expense):
Interest income	2	-0.1%	2	-0.1%
Interest expense	(628)	-2.8%	(634)	-2.9%
Income (loss) before provision for income taxes	(1,884)	-8.7%	1,713	8.2%
Benefit (provision) for income taxes	814	3.8%	(778)	-3.8%
Net income (loss)	(1,070)	-4.9%	935	4.5%
Net income (loss) attributable to noncontrolling interests	264	-1.2%	(354)	1.7%
Net income (loss) attributable to Great American Group, Inc.	$(1,334)	-6.2%	$1,289	6.2%

Revenues. Total revenues increased $0.7 million, or 3.3%, to $21.7 million during the three months ended March 31, 2014 from $21.0 million during the three months ended March 31, 2013. The increase in revenues during the three months ended March 31, 2014 was primarily due to an increase in revenues of $1.7 million from the auction and liquidation segment and an increase in revenues of $1.3 million in the valuation and appraisal segment. These increases were offset by a decrease in revenues of $2.3 million in the UK retail store segment as compared to the same period in 2013.

In the auction and liquidation segment, the increase in revenues of $1.7 million during the three months ended March 31, 2014 was primarily due to (a) an increase in revenues of $9.2 million related primarily to the sale of goods we purchased and sold at auction in our wholesale and industrial auction business; offset by a decrease in revenues of $6.9 million related to fees earned from retail liquidation engagements, a decrease in revenues of $0.5 million related to fees earned from lending activities related to the operations of GA Capital, which focuses on services to retailers that are in need of junior secured loans for growth capital, working capital, and turnaround financing, and a decrease in revenues of $0.1 related to fees earned in our wholesale and industrial auction business. The increase in revenues from the sale of goods in our wholesale and industrial auction business primarily related to a large industrial plant where we purchased the machinery and equipment and completed the sale of the machinery and equipment from the auctions we held during the three months ended March 31, 2014. The decrease in revenues from retail liquidation engagements of $6.9 million during the first quarter of 2014 was primarily due to fact there were no large retail liquidation engagements in 2014 as compared to the first quarter of 2013 when we participated in the joint venture involving the liquidation of inventory for the going-out-of-business sale of 568 stores of women’s clothing retailer Fashion Bug in the United States. The decrease in revenues from lending services for GA Capital was primarily due to fees earned in 2013 from loans that were paid off in the prior year as there were no similar loan originations or activity in 2014.

The increase in revenues of $1.3 million in the valuation and appraisal services segment was primarily due to an increase in revenues related to appraisal engagements where we perform valuations for machinery and equipment and the monitoring of collateral for financial institutions, lenders, and private equity investors.

Revenue and Gross Margin by Segment

(Dollars in thousands)

Auction and Liquidation Segment:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Amount	%	Amount	%
Revenues:
Services and fees	$5,145	35.7%	$12,661	99.7%
Sale of goods	9,268	64.3%	36	0.3%
Total revenues	14,413	100.0%	12,697	100.0%
Direct cost of services	2,705	18.8%	3,080	24.3%
Cost of goods sold	9,064	62.9%	21	0.2%
Total operating expenses	11,769	81.7%	3,101	24.5%
Gross margin	$2,644	18.3%	$9,596	75.5%

Gross margin services and fees	47.4%		75.7%
Gross margin sales of goods	2.2%		41.7%

Revenues in the auction and liquidation segment increased $1.7 million, to $14.4 million during the three months ended March 31, 2014 from $12.7 million during the three months ended March 31, 2013. Revenues from services and fees decreased to $5.1 million during the three months ended March 31, 2014, a decrease of $7.5 million, from $12.6 million during the three months ended March 31, 2013. The decrease in revenues from services and fees of $7.5 million was primarily due to a decrease in revenues from services and fees of $6.9 million from retail liquidation engagements in the United States, a decrease in revenues from services and fees of $0.5 million from our GA Capital operations, and a decrease in revenues from services and fees of $0.1 million related to our wholesale and industrial auction business. The decrease in revenues from retail liquidation engagements was due to the fact that we did not have any large retail liquidation engagements in the first quarter of 2014 as compared to the first quarter of 2013 where we participated in the joint venture involving the liquidation of inventory for the going-out-of-business sale of 568 stores of women’s clothing retailer Fashion Bug in the United States. The decrease in revenues from our GA Capital operations was primarily due to a decrease in fees earned in the first quarter of 2014 as compared to the prior year quarter where we earned fees from the payoff of a loan that was originated in the prior years. The decrease in fee revenues in our wholesale and industrial auction business was primarily due to a decrease in revenues from commissions and buyers premium we earn from the sale of goods at auction.

Revenues from gross sales of goods where we held title to the goods increased to $9.3 million during the three months ended March 31, 2014 from $0.1 million during the three months ended March 31, 2013. The increase in revenues from the sale of goods in our wholesale and industrial auction business primarily related to a large industrial plant where we purchased the machinery and equipment and completed the sale of the machinery and equipment from the auctions we held during the three months ended March 31, 2014. In the prior year quarter, our auction of wholesale and industrial equipment was primarily comprised of engagements where we earn fees from buyers premiums as compared to the current year where we had auction engagements where we acquired title to goods and we recognized revenues from the sale of goods at auction.

Gross margin in the auction and liquidation segment decreased to 47.4% of revenues during the three months ended March 31, 2014, as compared to 75.7% of revenues during the three months ended March 31, 2013. The decrease in gross margin was primarily due to a change in the mix of revenue we earned during the three months ended March 31, 2014 as compared to the prior year. The gross margin in 2013 was favorably impacted by revenues earned from fees from our participation in the joint venture involving the liquidation of inventory for the going-out-of-business sale of 568 stores of the women’s clothing retailer Fashion Bug in the United States. In the first quarter of 2014, we did not have any large retail liquidation engagements where we earned fees by providing a minimum recovery value for goods sold. We typically earn higher margins on these types of engagements where we provide a minimum recovery value for goods sold as compared to fee and commission engagements.

Gross margin from the sales of goods where we held title was 2.2% during the three months ended March 31, 2014 as compared to 41.7% during the same quarter in the prior year. Our gross margin decreased in the first quarter of 2014 primarily due to the industrial plant where we purchased machinery and equipment which was sold at auction in the three months ended March 31, 2014. The primary profit we earned from the purchase of the plant machinery and equipment was from fees we charged to buyers at the auction we held in the first quarter of 2014. The gross margins from the sales of goods fluctuates widely from period to period based upon the volume and mix of goods that we take title to in our wholesale auction and liquidation business. These fluctuations make predictions regarding the expected trends in gross margin from the sales of goods inherently uncertain.

Valuation and Appraisal Segment:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Amount	%	Amount	%

Revenues - Services and fees	$7,240	100.0%	$5,976	100.0%
Direct cost of services	3,158	43.6%	3,072	51.4%
Gross margin	$4,082	56.4%	$2,904	48.6%

Revenues in the valuation and appraisal segment increased $1.3 million, or 21.2%, to $7.2 million during the three months ended March 31, 2014 from $6.0 million during the three months ended March 31, 2013. The increase in revenues was primarily due to an increase in revenues related to appraisal engagements where we perform valuations for machinery and equipment and the monitoring of collateral for financial institutions, lenders, and private equity investors.

Gross margins in the valuation and appraisal segment increased to 56.4% of revenues during the three months ended March 31, 2014 as compared to 48.6% of revenues during the three months ended March 31, 2013. Gross margins were favorably impacted by the increase in revenues we experienced in the first quarter of 2014 with only a slight increase in salaries, wages and benefits in the first quarter of 2014 as compared to the same period in 2013.

UK Retail Stores Segment:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Amount	%	Amount	%
Revenues:
Sale of retail goods	$-	n/a	$2,281	100.0%
Cost of goods sold	-	n/a	1,499	65.7%
Gross margin	$-	n/a	$782	34.3%

We did not have any revenues and cost of goods sold in the UK retail stores segment during the three months ended March 31, 2014. As described above, in August 2013, the Shoon shareholder agreement was amended and restated to eliminate our control rights. As a result of this amendment, we no longer control Shoon and the operating results of Shoon are not consolidated for any periods after July 31, 2013 and the Company no longer operates in the UK Retail Stores segment. Revenues from the operation of ten retail stores and internet operations of Shoon in the United Kingdom for the three months ended March 31, 2013 was $2.3 million and costs of goods sold was $1.5 million. The gross margin was 34.3% for the quarter ended March 31, 2013.

Operating Expenses

Direct Costs of Services. Total direct costs of services decreased $0.3 million, or 4.7%, to $5.9 million during the three months ended March 31, 2014 from $6.2 million during the three months ended March 31, 2013. Direct costs of services in the auction and liquidation segment decreased $0.4 million, to $2.7 million during the three months ended March 31, 2014 from $3.1 million during the three months ended March 31, 2013. The decrease in expenses was primarily due to a decrease in the number of fee and commission type engagements in the first quarter of 2014 where we contractually bill fees, commissions and reimbursable expenses as compared to the same period in 2013. Direct costs of services in the valuation and appraisal services segment increased $0.1 million, or 2.8%, to $3.2 million during the three months ended March 31, 2014 from $3.1 million during the three months ended March 31, 2013. The increase was primarily due to a slight increase in salaries, wages and benefits in 2014 as compared to the same period in 2013.

Cost of Goods Sold. Cost of goods sold increased $7.6 million to $9.1 million during the three months ended March 31, 2014 from $1.5 million during the three months ended March 31, 2013. Cost of goods sold in the auction and liquidation segment was $9.1 million during the three months ended March 31, 2014 and less than $0.1 million during the three months ended March 31, 2013. The increase in cost of goods primarily related to the purchase of a machinery and equipment plant in the first quarter of 2014 and the sale of the machinery and equipment from the auctions we held during the three months ended March 31, 2014. There was no cost of goods sold in the UK retail stores segment during the three months ended March 31, 2014, since Shoon’s operations were not consolidated with our operations in the first quarter of 2014 as more fully discussed above. Cost of goods sold in the UK retail stores segment was $1.5 million during the three months ended March 31, 2013.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended March 31, 2014 and 2013 were comprised of the following:

Selling, General and Administrative Expenses by Segment

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013		Change
	Amount	%	Amount	%	Amount	%

Auction and liquidation	$2,782	34.8%	$4,139	37.8%	$(1,357)	-32.8%
Valuation and appraisal	2,809	35.2%	2,096	19.2%	713	34.0%
UK retail stores	-	0.0%	1,615	14.8%	(1,615)	n/a
Corporate and other	2,393	30.0%	3,087	28.2%	(694)	-22.5%
Total selling, general & administrative expenses	$7,984	100.0%	$10,937	100.0%	$(2,953)	-27.0%

Total selling, general and administrative expenses decreased $2.9 million, or 27.0%, to $8.0 million during the three months ended March 31, 2014 from $10.9 million for the three months ended March 31, 2013. The decrease was primarily due to (a) a decrease in selling, general and administrative expenses of $1.4 million in the auction and liquidation segment; (b) a decrease in selling, general and administrative expenses of $1.6 million in the UK retail store segment as a result of no longer operating Shoon; and (c) a decrease in selling, general and administrative expenses of $0.7 million in corporate and other; offset by an increase in selling, general and administrative expenses of $0.7 million in the valuation and appraisal segment;

Selling, general and administrative expenses in the auction and liquidation segment decreased $1.4 million, or 32.8%, to $2.7 million during the three months ended March 31, 2014 from $4.1 million for the three months ended March 31, 2013. The decrease was primarily due to a decrease in payroll and related expenses of $1.2 million and other operating expenses of $0.2 million from our retail liquidation and wholesale and industrial operations in the United States in the first quarter of 2014 as compared to the same period in 2013.

Selling, general and administrative expenses in the valuation and appraisal services segment increased $0.7 million, or 34.0%, to $2.8 million during the three months ended March 31, 2014 from $2.1 million for the three months ended March 31, 2013. The increase was primarily due to an increase in administrative functions in the valuation and appraisal segment and an increase from the expansion of the valuation and appraisal business in Europe. Selling, general and administrative expenses for the UK retail store segment was $1.6 million during the three months ended March 31, 2013 which related to the operations of Shoon that was deconsolidated for financial reporting purposes in August 2013. Selling, general and administrative expenses for corporate and other decreased $0.7 million, or 22.5%, to $2.4 million during the three months ended March 31, 2014 from $3.1 million for the three months ended March 31, 2013. The decrease was primarily due to a decrease in payroll and related expenses.

Other Income (Expense). Other income consisted of interest income that was less than $0.1 million during each of the three month periods ended March 31, 2014 and 2013.

Interest Expense. Interest expense was $0.6 million during each of the three month periods ended March 31, 2014 and 2013. Interest expense during each of the three month periods ended March 31, 2014 and 2013 included $0.5 million of interest expense on the notes payable to the Great American Members and Phantom Equityholders and $0.1 million of interest expense incurred on borrowings under our $100 million asset based credit facility.

(Loss) Income Before Income Taxes. Loss before income taxes was $1.9 million during the three months ended March 31, 2014 compared to income before income taxes of $1.7 million during the three months ended March 31, 2013. The loss before income taxes in the first quarter of 2014 was primarily due to a decrease in the operating income of $5.6 million from the operating results in the auction and liquidation segment in first quarter of 2014 as compared to the same period in 2013. This loss was offset by an increase in operating income of $0.5 million in the valuation and appraisal segment, a decrease in the loss of $0.8 million incurred by the ten retail shoe stores of Shoon in 2013, and a decrease in corporate and other expenses of $0.7 million. This decrease in operating income in the auction and liquidation segment was primarily the fact that there were no large retail liquidation engagements in the first quarter of 2014 to generate comparable income to the income earned during the three months ended March 31, 2013 from our participation in the joint venture involving the liquidation of inventory for the going-out-of-business sale of 568 stores of the women’s clothing retailer Fashion Bug in the United States.

Benefit (Provision) For Income Taxes. Benefit for income taxes was $0.8 million during the three months ended March 31, 2014 compared to a provision for income taxes of $0.8 million during the three months ended March 31, 2013. The effective income tax rate was a benefit of 43.2% during the three months ended March 31, 2014 compared to an effective income tax rate of 45.4% during the three months ended March 31, 2013.

Net Income Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interests represents the proportionate share of net income generated by Great American Global Partners, LLC in 2014 that we do not own. In 2013, the net loss attributable to noncontrolling interests represents the proportionate share of net loss generated by Shoon and Great American Global Partners, LLC that we do not own. During the three months ended March 31, 2014, net income attributable to noncontrolling interests was $0.3 million compared to a net loss attributable to noncontrolling interests of $0.4 million during the three months ended March 31, 2013.

Net Income Attributable to the Company. Net loss attributable to the Company for the three months ended March 31, 2014 was $1.3 compared to net income of $1.3 million during the three months ended March 31, 2013. The decrease in net income during the three months ended March 31, 2014 as compared to the same period in 2013 was primarily due a decrease in revenues and operating income we earned in our auction and liquidation segment during 2014 as compared to the same period in the prior year.

Liquidity and Capital Resources

Our operations have been funded through a combination of existing cash on hand, profits generated from operations, borrowings under our revolving credit facility and special purposes financing arrangements. During the three months ended March 31, 2014 we generated a net loss of $1.3 million and during the year ended December 31, 2013, we generated net income of $1.1 million, respectively. Our cash flows and profitability are impacted by the number and size of retail liquidation engagements performed on a quarterly and annual basis. Our cash flow from operations is also impacted by the interest expense and debt service requirements on the $49.8 million in principal of subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders. On July 31, 2014, principal payments totaling $1.0 million are payable to the Phantom Equityholders in accordance with the terms of the subordinated, unsecured promissory notes. We generated cash from operations during the three months ended March 31, 2014 of $5.3 million and we used cash from operations of $2.5 million during the year ended December 31, 2013.

As of March 31, 2014, we had $16.9 million of unrestricted cash, $0.1 million of restricted cash, and less than $0.1 million of borrowings outstanding on our revolving credit facility and no borrowings outstanding under the asset based credit facility. We believe that our current cash and cash equivalents, funds available under our asset based credit facility and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and service interest and principal payments due on our long term debt.

Cash Flow Summary

	Three Months Ended March 31,
	2014	2013

Net cash provided by (used in):
Operating activities	$5,292	$7,650
Investing activities	209	7,642
Financing activities	(7,507)	(2,366)
Effect of foreign currency on cash	43	(554)
Net (decrease) increase in cash and cash equivalents	$(1,963)	$12,372

Cash provided by operating activities was $5.3 million for the three months ended March 31, 2014, a decrease of $2.4 million from $7.7 million for the three months ended March 31, 2013. Net cash provided by investing activities was $0.2 million for the three months ended March 31, 2014 compared to cash provided by investing activities of $7.6 million during the three months ended March 31, 2013. Net cash provided by investing activities during the three months ended March 31, 2014 was primarily comprised of a decrease in restricted cash of $0.2. Cash used in financing activities was $7.5 million for the three months ended March 31, 2014 compared to cash used in financing activities of $2.4 million during the three ended March 31, 2013. Cash used in financing activities in the first quarter of 2014 consisted of (a) $5.7 million of repayments on the asset based credit facility; (b) $0.9 million of principal payments on our notes payable; (c) $0.3 million of repayments on the accounts receivable revolving line of credit; and (d) $0.6 million of distributions to noncontrolling interests.

Credit Agreements

From time to time, we utilize our asset based credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. Subject to certain limitations and offsets, we are permitted to borrow up to $100.0 million under the Credit Agreement, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect). The maturity date of the credit facility is July 15, 2018. Borrowings under the credit facility are only made at the discretion of the lender and are generally required to be repaid within 180 days. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. On March 19, 2014, the Company entered into the UK Credit Agreement with an affiliate of Wells Fargo Bank, National Association which provides for the financing of transactions in the United Kingdom. The UK Credit Agreement allows the Company to borrow up to £50 million. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $100.0 million credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. The credit facility also provides for success fees which are generally in the amount of 5% to 20% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related credit agreement. We typically seek borrowings on an engagement-by-engagement basis. The credit agreements governing the credit facility contains certain covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. At March 31, 2014 and December 31, 2013, the outstanding balance under the credit facility for borrowings was $0.0 million and $5.7 million, respectively. At March 31, 2014 and December 31, 2013, there were no outstanding letters of credit under the credit facility.

On May 29, 2008, Great American Group Energy Equipment, LLC (“GAGEE”) entered into a credit agreement with Garrison Special Opportunities Fund LP, Gage Investment Group LLC (collectively, the “Lenders”) to finance the purchase of certain machinery and equipment to be sold at auction or liquidation. The original principal amount of the loan was $12.0 million and borrowings bore interest at a rate of 20% per annum. The loan is collateralized by the machinery and equipment which were purchased with the proceeds from the loan. GAGEE is required to make principal and interest payments from proceeds from the sale of the machinery and equipment. GAGEE is a special purpose entity created to purchase the machinery and equipment, whose assets consist only of the machinery and equipment in question and whose liabilities are limited to the Lenders’ note and certain operational expenses related to this transaction.  Pursuant to the most recent amendment to the credit agreement dated effective December 31, 2013, the maturity date of the note payable was extended to June 30, 2015 and the interest rate remained at 0% through maturity. The current amendment to the related credit agreement provides for the Lenders’ to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable. GAGEE has no assets other than those collateralizing the loan which is comprised of a lease finance receivable of $8.0 million and machinery and equipment with a carrying value of $2.7 million that is included in goods held for sale or auction in the accompanying balance at March 31, 2014. GAG, LLC has satisfied its obligation as the guarantor under the related credit agreement and such credit agreement does not provide for other recourse against GAG, LLC or any of our other subsidiaries. At March 31, 2014 and December 31, 2013, the note payable balance was $6.6 million and $6.9 million, respectively.

Accounts Receivable Line of Credit

On May 17, 2011, one of our majority owned subsidiaries entered into an Accounts Receivable Line of Credit with a finance company. Proceeds from the Accounts Receivable Line of Credit were used to pay off borrowings under the factoring agreement.  The Accounts Receivable Line of Credit is collateralized by the accounts receivable of our majority owned subsidiary and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Accounts Receivable Line of Credit, with maximum borrowings not to exceed $2.0 million. The interest rate under the Accounts Receivable Line of Credit is the prime rate plus 2%, payable monthly in arrears. The Accounts Receivable Line of Credit was amended effective February 3, 2012 and the maximum borrowings allowed increased from $2.0 million to $3.0 million. The maturity date of the Accounts Receivable Line of Credit is February 3, 2015 and the maturity date may be extended for successive periods equal to one year, unless our majority owned subsidiary gives the finance company written notice of its intent to terminate the Accounts Receivable Line of Credit at least thirty days prior to the maturity date of the Accounts Receivable Line of Credit. The finance company has the right to terminate the Accounts Receivable Line of Credit at its sole discretion upon giving sixty days’ prior written notice. In connection with the Accounts Receivable Line of Credit, GAG, LLC entered into a limited continuing guaranty of our majority owned subsidiary’s obligations under the Accounts Receivable Line of Credit. Borrowings outstanding under the Accounts Receivable Line of Credit was less than $0.1 million at March 31, 2014 and $0.3 million at December 31, 2013.

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

As of March 31, 2014 and December 31, 2013, there was $48.8 million in aggregate principal amount outstanding owed to the Great American Members, all of which accrues interest at 3.75%. As of March 31, 2014 and December 31, 2013, there was $1.0 million and $1.7 million, respectively, in aggregate principal amount outstanding payable to the Phantom Equityholders. Of the aggregate principal amount outstanding payable to the Phantom Equityholders as of December 31, 2013, $1.0 million accrued interest at 3.75% and $0.7 million accrued interest at 12.0%. On January 31, 2014, the Company paid in full the $0.7 principal balance for the notes to the Phantom Equityholders that had the 12.0% interest rate.

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

New Accounting Standards

There are no recent accounting pronouncements that, if implemented, would impact us materially.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities and Exchange Act, as amended (the “Exchange Act”), under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of our fiscal quarter ended March 31, 2014. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

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

In connection with the consummation of the Acquisition on July 31, 2009, we issued subordinated unsecured promissory notes in the principal amount of $55.6 million payable to the Great American Members and the Phantom Equityholders, which includes our President and CEO who own or control, in the aggregate, 10,560,000 shares of our common stock or 35.2% of our outstanding common stock as of March 31, 2014. As of March 31, 2014, an aggregate principal amount of $49.8 million remains outstanding on the promissory notes. We have entered into amendments and waivers with the Great American Members and certain of the Phantom Equityholders that reduce the interest rate of the notes, defer interest payments and, with respect to the Great American Members, extend the maturity date of the notes and increase the principal amount payable by the amount of accrued but unpaid interest under the notes. As of March 31, 2014, an aggregate principal amount of $48.8 million remains in notes outstanding to the Great American Members. These notes have an interest rate of 3.75% and a maturity date of July 31, 2018 (subject to annual principal payments based upon our cash flow, with certain limitations). As of March 31, 2014, there is an aggregate principal amount of $1.0 million in notes outstanding payable to the Phantom Equityholders with an interest rate of 3.75%.

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

Our executive officers, directors and their affiliates own or control, in the aggregate, approximately 37.9% of our outstanding common stock as of March 31, 2014. In particular, our President and Chief Executive Officer own or control, in the aggregate, 10,560,000 shares of our common stock or 35.2% of our outstanding common stock as of March 31, 2014. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Great American Group, Inc.

Date: May 14, 2014	By:	/s/ PHILLIP J. AHN
Name: Phillip J. Ahn
Title: Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
10.1(1)	Uncommitted Liquidation Finance Agreement, dated as of March 19, 2014, by and among GA Asset Advisors Limited, each special purpose vehicle affiliated to GA Asset Advisors Limited which accedes to such agreement, and Burdale Financial Limited
10.2(1)	Master Guarantee and Indemnity, dated as of March 19, 2014, by and among GA Asset Advisors Limited, the Company, Great American Group, LLC, Great American Group WF, LLC, Burdale Financial Limited and Wells Fargo Bank, National Association
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1*†	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*†	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
†	These exhibits are being “furnished” and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2014.