Form 10-Q
period 2014-06-30
Great American Group, Inc.
filed 2014-08-14
CIK 1464790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 12, 2014, there were 15,977,482 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Great American Group, Inc.

Quarterly Report on Form 10-Q

For The Quarter Ended June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	June 30,	December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$43,043	$18,867
Restricted cash	132	325
Securities owned, at fair value	2,985	—
Accounts receivable, net	14,061	8,858
Lease finance receivable	7,992	8,099
Advances against customer contracts	175	1,058
Due from related parties	305	—
Goods held for sale or auction	4,906	13,964
Note receivable related party - current portion	—	703
Deferred income taxes	3,637	3,870
Prepaid expenses and other current assets	1,578	948
Total current assets	78,814	56,692
Note receivable related party - net of current portion	—	497
Property and equipment, net	956	1,090
Goodwill	27,816	5,688
Other intangible assets, net	2,931	140
Deferred income taxes	9,236	8,739
Other assets	1,100	831
Total assets	$120,853	$73,677
Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$12,137	$11,578
Due to related parties	—	45
Mandatorily redeemable noncontrolling interests	2,998	2,823
Securities sold not yet purchased	6,489	—
Asset based credit facility	—	5,710
Revolving credit facility	1,352	333
Current portion of long-term debt	1,085	1,724
Notes payable	6,570	6,856
Total current liabilities	30,631	29,069
Long-term debt, net of current portion	—	48,759
Total liabilities	30,631	77,828
Commitments and contingencies
Great American Group, Inc. stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 135,000,000 shares authorized; 15,977,482 and 1,500,107 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	2	—
Additional paid-in capital	99,454	3,086
Retained earnings (deficit)	(8,722)	(6,611)
Accumulated other comprehensive income (loss)	(658)	(638)
Total Great American Group, Inc. stockholders' equity (deficit)	90,076	(4,163)
Noncontrolling interests	146	12
Total equity (deficit)	90,222	(4,151)
Total liabilities and equity (deficit)	$120,853	$73,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Services and fees	$14,947	$12,223	$27,332	$30,860
Sale of goods	—	3,016	9,268	5,333
Total revenues	14,947	15,239	36,600	36,193
Operating expenses:
Direct cost of services	5,425	5,635	11,288	11,787
Cost of goods sold	—	1,513	9,064	3,033
Selling, general and administrative	10,578	10,026	18,562	20,963
Total operating expenses	16,003	17,174	38,914	35,783
Operating income (loss)	(1,056)	(1,935)	(2,314)	410
Other income (expense):
Interest income	4	5	6	7
Loss from equity investment in Great American Real Estate, LLC	—	(15)	—	(15)
Interest expense	(449)	(637)	(1,077)	(1,271)
Loss before provision for income taxes	(1,501)	(2,582)	(3,385)	(869)
Benefit for income taxes	594	987	1,408	209
Net loss	(907)	(1,595)	(1,977)	(660)
Net income (loss) attributable to noncontrolling interests	(130)	(64)	134	(418)
Net loss attributable to Great American Group, Inc.	$(777)	$(1,531)	$(2,111)	$(242)

Basic loss per share	$(0.16)	$(1.07)	$(0.66)	$(0.17)
Diluted loss per share	$(0.16)	$(1.07)	$(0.66)	$(0.17)

Weighted average basic shares outstanding	4,972,203	1,434,107	3,212,929	1,434,107
Weighted average diluted shares outstanding	4,972,203	1,434,107	3,212,929	1,434,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss	$(907)	$(1,595)	$(1,977)	$(660)
Other comprehensive loss:
Change in cumulative translation adjustment	4	129	(20)	(226)
Other comprehensive loss, net of tax	4	129	(20)	(226)
Total comprehensive income (loss)	(903)	(1,466)	(1,997)	(886)
Comprehensive income (loss) attributable to noncontrolling interests	(130)	(64)	134	(418)
Comprehensive income (loss) attributable to Great American Group, Inc.	$(773)	$(1,402)	$(2,131)	$(468)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity (Deficit)

(Unaudited)

(Dollars in thousands)

							Accumulated
					Additional	Retained	Other		Total
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Interests	(Deficit)
Balance, January 1, 2013	—	$—	1,500,107	$—	$3,086	$(7,669)	$(520)	$928	$(4,175)
Net loss for the six months ended June 30, 2013						(242)		(418)	(660)
Foreign currency translation adjustment							(226)		(226)
Changes in noncontrolling interests								(47)	(47)
Balance, June 30, 2013	—	$—	1,500,107	$—	$3,086	$(7,911)	$(746)	$463	$(5,108)

Balance, January 1, 2014	—	$—	1,500,107	$—	$3,086	$(6,611)	$(638)	$12	$(4,151)
Issuance of common stock on June 5, 2014 for cash net of issuance costs of $215			10,289,300	1	51,232				51,233
Foregiveness of long-term debt on June 5, 2014 from the former Great American Group Members					18,759				18,759
Issuance of common stock for acquisition of B. Riley & Co. on June 18, 2014			4,191,512	1	26,406				26,407
Great American Group, Inc. common stock owned by B. Riley & Co, Inc. - cancelled upon acquisition			(3,437)	-	(29)				(29)
Net loss for the six months ended June 30, 2014						(2,111)		134	(1,977)
Foreign currency translation adjustment							(20)		(20)
Balance, June 30, 2014	—	$—	15,977,482	$2	$99,454	$(8,722)	$(658)	$146	$90,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,977)	$(660)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	264	1,397
Provision for credit losses	33	13
Impairment of goods held for sale or auction	–	28
Effect of foreign currency on operations	(44)	(172)
Loss from equity investment in Great American Real Estate, LLC	–	15
Deferred income taxes	(1,410)	39
Income allocated to mandatorily redeemable noncontrolling interests and redeemable noncontrolling interests	1,281	1,036
Change in operating assets and liabilities:
Accounts receivable and advances against customer contracts	(2,621)	7,396
Lease finance receivable	107	–
Securities owned	(1,110)	–
Amounts due from (due to) related parties	(288)	46
Inventory	–	99
Goods held for sale or auction	9,058	(537)
Prepaid expenses and other assets	(459)	16
Accounts payable and accrued expenses	(2,531)	(7,801)
Securities sold, not yet purchased	5,567	–
Auction and liquidation proceeds payable	–	(849)
Net cash provided by operating activities	5,870	66
Cash flows from investing activities:
Purchases of property and equipment	(42)	(706)
Decrease in note receivable - related party	1,200	234
Cash acquired in acquisition of B Riley & Co.	2,491	–
Equity investment in Great American Real Estate, LLC	–	(15)
Decrease in restricted cash	243	6,698
Net cash provided by investing activities	3,892	6,211
Cash flows from financing activities:
Repayments of capital lease obligations	–	(13)
Repayment of asset based credit facility	(5,710)	–
(Repayment) proceeds from revolving line of credit	1,019	(788)
Repayments of notes payable	(286)	(1,931)
Repayments of long term debt	(30,639)	–
Proceeds from issuance of common stock	51,240	–
Distribution to noncontrolling interests	(1,249)	(1,242)
Net cash provided by (used in) financing activities	14,375	(3,974)
Increase in cash and cash equivalents	24,137	2,303
Effect of foreign currency on cash	39	(427)
Net increase in cash and cash equivalents	24,176	1,876
Cash and cash equivalents, beginning of period	18,867	18,721
Cash and cash equivalents, end of period	$43,043	$20,597
Supplemental disclosures:
Interest paid	$1,107	$1,152
Taxes paid	$2	$175

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT AMERICAN GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

NOTE 1—ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Great American Group, Inc. and its subsidiaries (collectively the “Company”) provide asset disposition, valuation and appraisal, capital advisory, and real estate consulting services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional services firms throughout the United States, Canada, and the United Kingdom. In addition, on June 18, 2014, the Company acquired all of the outstanding stock of B. Riley and Co. Inc. (“BRC”) for stock consideration valued at $26,407, as more fully described below. BRC was an independent investment bank that provided corporate finance, research, sales and trading services to corporate, institutional and high net worth clients.

In 2014, with the acquisition of BRC, the Company operates in three operating segments: auction and liquidation services (“Auction and Liquidation”), valuation and appraisal services (“Valuation and Appraisal”) and capital market services (“Capital Markets”). In the Auction and Liquidation segment, the Company provides auction and liquidation services to help clients dispose of assets, capital advisory and real estate services. Such assets include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property. In the Valuation and Appraisal segment, the Company provides valuation and appraisal services to clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs. In the Capital Markets segment, the Company provides corporate finance, research, sales and trading services to corporate, institutional and high net worth clients.  The Company’s business in 2013 had an operating segment relating to UK retail stores (“UK Retail Stores”). The UK Retail Stores segment included the operation of ten retail shoe stores in the United Kingdom as a result of the acquisition of Shoon Trading Limited (“Shoon”) on May 4, 2012. In August 2013, the Shoon shareholder agreement was also amended and restated to eliminate the Company’s super majority voting rights which enabled the Company to control the board of directors of Shoon. As a result of this amendment, the Company no longer controlled the board of directors of Shoon, no longer operated in the UK Retail Stores segment, and Shoon’s operating results are not consolidated for any periods after July 31, 2013. In January 2014, Shoon was sold to a third party, and the Company no longer has a financial interest in the operations of Shoon.

Reverse Stock Split and Private Placement

On June 3, 2014, the Company completed a 1 for 20 reverse split of its common stock. The reverse split reduced the Company’s then outstanding shares of 30,002,975 to 1,500,107. Fractional shares from the reverse split were paid in cash based on the closing price of the Company’s common stock on June 2, 2014. The share amounts and earnings per share amounts in the Company’s consolidated financial statement have been adjusted as if the reverse split occurred on January 1, 2013.

On June 5, 2014, we completed a private placement of 10,289,300 shares of our common stock at a purchase price of $5.00 per share (the “Private Placement”). 53 accredited investors (the “Investors”) participated in the Private Placement pursuant to the terms and provisions of a securities purchase agreement entered into among us and the Investors on May 19, 2014. At the closing of the Private Placement on June 5, 2014, the Company received aggregate gross proceeds of approximately $51,447. On June 5, 2014, we used $30,180 of the net proceeds from the Private Placement to repay long-term debt payable to Andrew Gumaer and Harvey Yellen, the two former Great American Members (as described in Note 7 below), both of whom are executive officers and directors of the Company. The $30,000 principal payment and then outstanding accrued interest of $180 retired the entire $48,759 face amount of the long-term debt at a discount of $18,759. The discount of $18,759 has been recorded as a capital contribution to additional paid in capital in our consolidated financial statements.

Acquisition of B. Riley and Co. Inc.

On June 18, 2014, the Company completed the acquisition of BRC pursuant to the terms of the Acquisition Agreement (the “Acquisition Agreement”), dated as of May 19, 2014, by and among the Company, Darwin Merger Sub I, Inc., a wholly owned subsidiary of the Company, B. Riley Capital Markets, LLC, a wholly owned subsidiary of the Company (“BCM”), BRC, B. Riley & Co. Holdings, LLC (“BRH”), Riley Investment Management LLC (“RIM,” and collectively with BRC and BRH, the “B. Riley Entities”) and Bryant Riley, a director of the Company and principal owner of each of the B. Riley Entities. In connection with the Company’s acquisition of BRC, Darwin Merger Sub I, Inc. merged with and into BRC, and BRC subsequently merged with and into BCM, with BCM surviving as a wholly owned subsidiary of the Company. The Company completed the acquisitions of BRH and RIM on August 1, 2014.

The Company acquired BRC in exchange for the issuance of shares of its common stock. The Company issued 4,191,512 shares of newly issued common stock for a total preliminary purchase price of $26,407, which was paid at the initial closing of the transaction on June 18, 2014. The fair value of the newly issued shares of the Company’s common stock for accounting purposes was determined based on the closing market price of the Company’s shares of common stock on the acquisition date, less a 25% discount for lack of marketability as the shares issued are subject to certain restrictions that limit their trade or transfer. The BRC acquisition has been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the June 18, 2014 acquisition date. The application of the acquisition method of accounting resulted in goodwill of $22,128. Acquisition related costs, such as legal, accounting, valuation and other professional fees to the acquisition of BRC in the amount of $995 were charged against earnings in the second quarter of 2014. All of the recognized goodwill is expected to be non-deductible for tax purposes.

The preliminary purchase price allocation was as follows:

Tangible assets acquired and assumed:
Cash and cash equivalents	$2,491
Restricted cash	50
Securities owned	1,906
Accounts receivable	1,683
Due from related parties	66
Prepaid expenses and other assets	329
Property and equipment	75
Accounts payable and accrued liabilities	(3,053)
Securities sold, not yet purchased	(922)
Deferred tax liability	(1,146)
Customer relationships	1,200
Tradename	1,600
Goodwill	22,128
Total	$26,407

The amount of revenue and earnings attributable to BRC in the Company’s consolidated statement of operations during the three and six months ended June 30, 2014 were as follows:

Period from
June 18, 2014
through
June 30, 2014
Revenues	$367
Loss before income taxes	163

Registration Rights Agreement

The Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the investors participating in the Private Placement and selling shareholders of BRC. Under the terms of the Registration Rights Agreement, the Company committed to file a registration statement covering the resale of the common stock issued in the Private Placement and acquisition of BRC within 45 calendar days from the closing date of the acquisition of BRC.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and BRC as well as the related impact of the new employment agreements with Bryant Riley, Andrew Gumaer and Harvey Yellen that became effective upon the acquisition of BRC on a pro forma basis, as though they had occurred as of January 1, 2013. The pro forma financial information presented includes the effects of adjustments related to the amortization charges from the acquired intangible assets and the elimination of certain activities excluded from the transaction. The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$21,945	$20,786	$50,887	$48,923
Net income (loss)	795	(1,141)	287	1,035
Basic income (loss) per share	$0.09	$(0.20)	$0.04	$0.18
Diluted income (loss) per share	$0.09	$(0.20)	$0.04	$0.18
Weighted average basic shares outstanding	8,561,982	5,622,182	7,100,203	5,622,182
Weighted average diluted shares outstanding	8,607,141	5,622,182	7,145,362	5,673,460

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of Great American Group, Inc. and its wholly-owned and majority-owned subsidiaries. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 31, 2014. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

(b)	Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expense during the reporting period. Estimates are used when accounting for certain items such as valuation of securities, reserves for slow moving goods held for sale or auction, the carrying value of intangible assets and goodwill, the fair value of mandatorily redeemable noncontrolling interests and accounting for income tax valuation allowances. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

(c)	Revenue Recognition

Revenues are recognized in accordance with the accounting guidance when persuasive evidence of an arrangement exists, the related services have been provided, the fee is fixed or determinable, and collection is reasonably assured.

Revenues in the Valuation and Appraisal segment are primarily comprised of fees for valuation and appraisal services. Revenues are recognized upon the delivery of the completed services to the related customers and collection of the fee is reasonably assured. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs which totaled $836 and $823 for the three months ended June 30, 2014 and 2013, respectively, and $1,515 and $1,391 for the six months ended June 30, 2014 and 2013, respectively.

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

Commission and fees earned on the sale of goods at auction and liquidation sales are recognized when evidence of an arrangement exists, the sales price has been determined, title has passed to the buyer and the buyer has assumed the risks of ownership and collection is reasonably assured. The commission and fees earned for these services are included in revenues in the accompanying condensed consolidated statement of operations. Under these types of arrangements, revenues also include contractual reimbursable costs which totaled $1,427 and $1,087 for the three months ended June 30, 2014 and 2013, respectively, and $2,691 and $2,605 for the six months ended June 30, 2014 and 2013, respectively.

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

Revenues from the sale of goods are recorded gross and are recognized in the period in which the sale of goods held for sale or auction are completed, title to the property passes to the purchaser and the Company has fulfilled its obligations with respect to the transaction. These revenues are primarily the result of the Company acquiring title to merchandise with the intent of selling the items at auction or for augmenting liquidation sales. Revenues from the sale of goods for periods prior to July 31, 2013 also include revenue from sales at the retail stores at the point of sale that we previously operated in the United Kingdom.

Fees earned from real estate services and the origination of loans where the Company provides capital advisory services are recognized in the period earned, the fee is fixed and determinable and collection is reasonably assured.

Fees earned from corporate finance and investment banking services are derived from debt, equity and convertible securities offerings in which the Company acted as an underwriter or placement agent and from financial advisory services rendered in connection with client mergers, acquisitions, restructurings, recapitalizations and other strategic transactions. Fees from underwriting activities are recognized in earnings when the services related to the underwriting transaction are completed under the terms of the engagement and when the income was determined and is not subject to any other contingencies.

Revenues from sales and trading includes (i) commissions resulting from equity securities transactions executed as agent or principal and are recorded on a trade date basis, (ii) related net trading gains and losses from market making activities and from the commitment of capital to facilitate customer orders, (iii) fees paid for equity research and (iv) principal transactions which include realized and unrealized net gains and losses resulting from our principal investments in equity and other securities for the Company’s account.

In the normal course of business, the Company will enter into collaborative arrangements with other merchandise liquidators to collaboratively execute auction and liquidation contracts. The Company’s collaborative arrangements specifically include contractual agreements with other liquidation agents in which the Company and such other liquidation agents actively participate in the performance of the liquidation services and are exposed to the risks and rewards of the liquidation engagement. The Company’s participation in collaborative arrangements including its rights and obligations under each collaborative arrangement can vary. Revenues from collaborative arrangements are recorded net based on the proceeds received from the liquidation engagement. Amounts paid to participants in the collaborative arrangements are reported separately as direct costs of revenues. Revenue from collaborative arrangements in which the Company is not the majority participant is recorded net based on the Company’s share of proceeds received. There were no revenues or direct cost of services subject to collaborative arrangements during the three and six months ended June 30, 2014 and there were no revenues and $29 of direct costs of services subject to collaborative arrangements during the three months ended June 30, 2013 and $8,092 of revenues and $1,027 of direct cost of services subject to collaborative arrangements during the six months ended June 30, 2013.

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

Revenue and fees from the sale of goods during one of our wholesale and industrial auctions represented 8.9% of total revenues during the six months ended June 30, 2014. Revenues from one liquidation service contract represented 22.3% of total revenues during the six months ended June 30, 2013. Revenues in the Valuation and Appraisal segment and the Auction and Liquidation segment are currently primarily generated in the United States and Europe, see Note 13.

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

As of June 30, 2014, restricted cash included $82 of cash collateral for electronic payment processing in the United Kingdom and $50 of cash segregated in a special reserve bank account for the benefit of customers related to our broker dealer. As of December 31, 2013, restricted cash included $165 of cash collateral for electronic payment processing in the United Kingdom and $160 of cash collected from the leasing transactions related to four oil rigs that collateralize the related note payable, which had an outstanding principal amount of $6,856 as of December 31, 2013.

(i)	Accounts Receivable

Accounts receivable represents amounts due from the Company’s auction and liquidation, valuation and appraisal and corporate finance and investment banking customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. Bad debt expense was $33 for the three and six months ended June 30, 2014 and $13 for the three and six months ended June 30, 2013.

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

Lease finance receivables consist of the Company’s net investment in sales-type leases for four oil rigs as of June 30, 2014 and December 31, 2013. As of June 30, 2014, the remaining gross lease payments in accordance with the purchase lease of $8,450 are payable through December 15, 2014. The gross lease payments include a bargain purchase option in the amount of $4,242 that is payable on December 15, 2014. The lessee is currently in default and in arrears on certain lease payments in the amount of $2,607. The lease payments are guaranteed by the parent company of the lessee and the Company has notified the lessee that it is in default under the lease and demanded payment. In response to this, on June 16, 2014, the lessee has demanded arbitration. Management believes that the minimum lease payments are collectable and no reserve has been recorded in the condensed consolidated financial statements as of June 30, 2014. The lease finance receivable is comprised of the following:

	June 30,	December 31,
	2014	2013
Minimum lease payment receivable	$4,208	$4,367
Lease purchase option	4,242	4,242
Unearned income	(458)	(510)
Total lease finance receivable	$7,992	$8,099

(m)	Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation and amortization expense was $122 and $161 for the three months ended June 30, 2014 and 2013, respectively, and $254 and $322 for the six months ended June 30, 2014 and 2013, respectively.

(n)	Securities Owned and Securities Sold Not Yet Purchased

Securities owned consists of marketable securities recorded at fair value.  Securities sold, but not yet purchased represents obligations of the Company to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing prices.  Changes in the value of these securities are reflected currently in the results of operations.

As of June 30, 2014, the Company’s securities owned and securities sold not yet purchased at fair value consisted of the following securities:

June 30,
2014

Securities Owned:
Common stocks	$2,599
Corporate debt securities	386
Total	$2,985

Securities Sold Not Yet Purchased:
Common stocks	$2
Corporate debt securities	475
Mutual funds	5,955
Options	57
Total	$6,489

(o)	Fair Value Measurements

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. The Company also records mandatorily redeemable noncontrolling interests that were issued after November 5, 2003 at fair value with fair value determined in accordance with the Accounting Standards Codification (“ASC”). The following table below presents information about the Company’s securities owned, mandatorily redeemable noncontrolling interests and securities sold not yet purchased that are measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 which are categorized using the three levels of fair value hierarchy. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2014 and December 31, 2013.

	Financial Assets and Liabilities Measured at Fair Value on a
	Recurring Basis at June 30, 2014, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	June 30,	identical assets	inputs	inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities owned
Common stock	$2,599	$2,599	$-	$-
Corporate debt securities	386	-	386	-
Total assets measured at fair value	$2,985	$2,599	$386	$-

Liabilities:
Securities sold not yet purchased
Common stock	$2	$2	$-	$-
Corporate debt securities	475	-	475	-
Mutual finds	5,955	5,955	-	-
Options	57	57	-	-
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	2,610	-	-	2,610
Total liabilities measured at fair value	$9,099	$6,014	$475	$2,610

	Financial Assets and Liabilities Measured at Fair Value on a
	Recurring Basis at December 31, 2013, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,273	$-	$-	$2,273
Total liabilities measured at fair value	$2,273	$-	$-	$2,273

The Company determined the fair value of mandatorily redeemable noncontrolling interests described above based on the issuance of similar interests for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports and internal valuation models. The amount reported at fair value at June 30, 2014 and December 31, 2013 also includes the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis. The fair value measurement of the noncontrolling interests increased by $337 during the six months ended June 30, 2014. The increase in the fair value measurement was comprised of an increase of $530 for an arbitration settlement in July 2014 to redeem one of the noncontrolling interests, offset by a decrease of $193 due to the change in undistributed earnings attributable to the noncontrolling interest. At June 30, 2014, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

The carrying amounts reported in the condensed consolidated financial statements for cash, restricted cash, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturity of these instruments. The carrying amounts of the notes payable (including credit lines used to finance liquidation engagements) and long-term debt approximate fair value because the contractual interest rates or effective yields of such instruments are consistent with current market rates of interest for instruments of comparable credit risk.

(o)	Foreign Currency Translation

The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country's currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using exchange rates at the period-end date. The effects of foreign currency translation adjustments are included in stockholders' equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Foreign currency transaction gains were $5 and $44 during the three and six months ended June 30, 2014 and foreign currency transaction losses were $86 and $395 during the three and six months ended June 30, 2013. These amounts are included in selling, general and administrative expenses in our consolidated statements of operations.

(p)	Supplemental Cash Flows Disclosure

During the six months ended June 30, 2014, supplemental non-cash activity included a decrease in long term debt of $18,759 related to the discount on the retirement of the long term debt payable to Andrew Gumaer and Harvey Yellen, the two former Great American Members (as more fully described in Notes 1 and 7), both of whom are executive officers and directors of the Company. The $48,759 principal amount of long-term debt was repaid in full with a cash payment of $30,000 on June 5, 2014. The discount of $18,759 has been recorded as a capital contribution to additional paid in capital in our consolidated financial statements.

NOTE 3— ACCOUNTS RECEIVABLE

The components of accounts receivable, net, include the following:

	June 30,	December 31,
	2014	2013
Accounts receivable	$12,392	$8,402
Investment banking fees, commissions and other receivables	1,488	-
Unbilled receivables	512	731
Total accounts receivable	14,392	9,133
Allowance for doubtful accounts	(331)	(275)
Accounts receivable, net	$14,061	$8,858

Additions and changes to the allowance for doubtful accounts consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance, beginning of period	$275	$371	$275	$371
Add: Additions to reserve	33	13	33	13
Add: Additions from B. Riley & Co.
Acquisition	31	-	31	-
Less: Write-offs	(8)	(13)	(8)	(13)
Less: Recoveries	-	-	-	-
Balance, end of period	$331	$371	$331	$371

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

NOTE 4— GOODS HELD FOR SALE OR AUCTION

	June 30,	December 31,
	2014	2013
Machinery and equipment	$4,409	$13,464
Aircraft parts	497	500
Total	$4,906	$13,964

Goods held for sale or auction includes machinery and equipment and aircraft parts. At June 30, 2014 and December 31, 2013, machinery and equipment consists of $1,701 and $10,756, respectively, of machinery and equipment and oil rigs with a carrying value of $2,708. At June 30, 2014 and December 31, 2013, aircraft parts is comprised primarily of aircraft parts with a carrying value of $497 and $500, respectively, which includes a lower of cost or market adjustment of $897 as of June 30, 2014 and December 31, 2013.

The leased equipment with a carrying value of $2,708 as of June 30, 2014 serves as collateral for the related note payable, which had an outstanding principal amount of $6,570 as of June 30, 2014, as more fully described in Note 8.

NOTE 5— GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $5,688 at December 31, 2013 is comprised of $1,975 of goodwill in the Auction and Liquidation segment and $3,713 of goodwill in the Valuation and Appraisal segment. On June 18, 2014, goodwill increased by $22,128 from the Company’s purchase of BRC. The increase in goodwill represents the excess of the purchase price over the fair value of BRC’s assets acquired and was recorded in the Capital Markets segment based on the preliminary purchase price allocation. The transaction with BRC is expected to result in synergies and allow the Company and BRC to leverage the contacts and relationships in each of the businesses.

Other intangible assets increased from $140 to $2,931 from the acquisition of BRC. In connection with the acquisition of BRC, other intangible assets acquired included $1,200 for customer relationships and $1,600 for the tradename of B. Riley. The customer relationships are being amortized over their estimated useful lives of 4 to 8 years and the tradename is not being amortized since it has an indefinite life. Amortization expense for three and six months ended June 30, 2014 was $9 during each of the periods.

NOTE 6— CREDIT FACILITIES

On July 15, 2013, the Company entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”) with Wells Fargo Bank, National Association that amended and restated that certain First Amended and Restated Credit Agreement dated as of December 31, 2010. The maximum revolving loan amount under the asset based credit facility pursuant to the Credit Agreement remains at $100,000, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect), and the maturity date has been extended from July 16, 2013 to July 15, 2018. The asset based credit facility can be used for borrowings and letter of credit obligations up to the aggregate amount of $100,000, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect). The interest rate for each revolving credit advance under the Credit Agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The restated Credit Agreement removed the Company’s United Kingdom subsidiary as a party to such agreement and the concept of borrowings thereunder for certain transactions in the United Kingdom. On March 19, 2014, the Company entered into a separate credit agreement (a “UK Credit Agreement”) with an affiliate of Wells Fargo Bank, National Association which provides for the financing of transactions in the United Kingdom. The UK Credit Agreement allows the Company to borrow up to £50,000. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $100,000 credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. Cash advances and the issuance of letters of credit under the $100,000 credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The credit facility also provides for success fees in the amount of 5% to 20% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. On July 15, 2014, the Company entered into an amendment to the Credit Agreement whereby Wells Fargo Bank, National Association consented to the reverse stock split, Private Placement, repayment of long-term debt as more fully described in Note 7, and the acquisition of BRC. Other provisions of the Credit Agreement were also amended, including provisions related to change in control, among others.

Interest expense totaled $89 (including success fees of $62 and amortization of deferred loan fees of $37) and $67 related to the amortization of deferred loan fees for the three months ended June 30, 2014 and 2013, respectively, and $238 (including success fees of $162 and amortization of deferred loan fees of $50) and $152 (including amortization of deferred loan fees of $135) for the six months ended June 30, 2014 and 2013, respectively. The Company had no outstanding balance for borrowings or letters of credit under this credit facility at June 30, 2014.

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

On February 3, 2012, Great American Group Advisory & Valuation Services, LLC (“GAAV”), a wholly owned subsidiary of the Company, entered into an amended Loan and Security Agreement (Accounts Receivable Line of Credit) (the “Line of Credit”) with BFI Business Finance (“BFI”) which increased the maximum borrowings allowed from $2,000 to $3,000. The Line of Credit is collateralized by the accounts receivable of GAAV and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Line of Credit. The interest rate under the Line of Credit is the prime rate plus 2% (6% at June 30, 2014), payable monthly in arrears. The maturity date of the Line of Credit is February 3, 2015 and the maturity date may be extended for successive periods equal to one year, unless GAAV gives BFI written notice of its intent to terminate the Line of Credit at least thirty days prior to the maturity date of the Line of Credit. BFI has the right to terminate the Line of Credit at its sole discretion upon giving sixty days’ prior written notice to GAAV. In connection with the Line of Credit, Great American Group, LLC (“GAG, LLC”) entered into a limited continuing guaranty of GAAV’s obligations under the Line of Credit. The outstanding balance under the Line of Credit was $1,352 at June 30, 2014 and $333 at December 31, 2013. Interest expense totaled $16 and $27 for the three months ended June 30, 2014 and 2013, respectively, and $25 and $65 for the six months ended June 30, 2014 and 2013, respectively.

.

NOTE 7— LONG-TERM DEBT

Long-term debt consists of the following arrangements:

	June 30,	December 31,
	2014	2013
$60,000 notes payable to each of the former Great American Members and the Phantom Equityholders of GAG, LLC issued in connection with the Acquisition dated July 31, 2009	$1,085	$50,483
Total long-term debt	1,085	50,483
Less current portion of long-term debt	1,085	1,724
Long-term debt, net of current portion	$-	$48,759

$60,000 Notes Payable

On July 31, 2009, the members of GAG, LLC (the “Great American Members”), a wholly owned subsidiary of the Company, contributed all of their membership interests of GAG, LLC to the Company in exchange for 528,000 shares of common stock of the Company and a subordinated unsecured promissory note in an initial principal amount of $60,000 issued in favor of the Great American Members and certain members of management of GAG, LLC prior to the Acquisition (as defined in Item 2 of this Quarterly Report) that were participants in a deferred compensation plan in 2009 (the “Phantom Equityholders”). In connection with the closing of the Acquisition, an initial principal payment of $4,383 was made, thereby reducing the principal amount of the note to $55,617. On August 28, 2009, the note was replaced with separate subordinated unsecured promissory notes (collectively, the “Notes”) issued in favor of each of the Great American Members and Phantom Equityholders. At December 31, 2013, the principal amount of $1,724 was payable to the Phantom Equityholders and $48,759 was payable to Andrew Gumaer and Harvey Yellen, the two former Great American Members, both of whom are executive officers and directors of the Company. $640 of the principal amount outstanding at December 31, 2013 accrued interest at the rate of 12.0% per annum and the remaining $49,823 accrued interest at 3.75% per annum.

Of the total principal amount outstanding of $50,483 as of December 31, 2013, $1,724 had a maturity date of July 31, 2014 and the remaining $48,759 had a maturity date of July 31, 2018 (subject to annual principal payments based upon our cash flow, with certain limitations). On January 31, 2014, the Company paid in full the $640 of principal balance for the Notes to the Phantom Equityholders that had the 12.0% interest rate. On June 5, 2014, the Company used $30,180 of the net proceeds from the Private Placement to repay the Notes payable to Andrew Gumaer and Harvey Yellen. The $30,000 principal payment and then outstanding accrued interest of $180 retired the entire $48,759 face amount of outstanding Notes payable to Andrew Gumaer and Harvey Yellen. The discount of $18,759 for the repayment of the Notes payable to Andrew Gumaer and Harvey Yellen has been recorded as a capital contribution to additional paid in capital in our consolidated financial statements. On July 31, 2014, the remaining outstanding principal amount of $1,085 at June 30, 2014 was paid in full to the Phantom Equityholders. As of August 1, 2014, there is no remaining outstanding principal or interest payable on the Notes.

Interest expense was $341 and $514 for the three months ended June 30, 2014 and 2013, respectively, and $808 and $1,023 for the six months ended June 30, 2014 and 2013, respectively.

NOTE 8— NOTES PAYABLE

On May 29, 2008, Great American Group Energy Equipment, LLC (“GAGEE”), a wholly owned subsidiary of the Company, entered into a credit agreement with Garrison Special Opportunities Fund LP and Gage Investment Group LLC (collectively, the “Lenders”) to finance the purchase of certain machinery and equipment to be sold at auction or liquidation. The original principal amount of the loan was $12,000 and borrowings bore interest at a rate of 20% per annum. The loan is collateralized by the machinery and equipment which were purchased with the proceeds from the loan. GAGEE was required to make principal and interest payments from proceeds from the sale of the machinery and equipment. GAGEE is a special purpose entity created to purchase the machinery and equipment, whose assets consist only of the machinery and equipment in question and whose liabilities are limited to the Lenders’ note and certain operational expenses related to this transaction. GAG, LLC guaranteed GAGEE’s liabilities to the Lenders up to a maximum of $1,200. The original maturity date of the loan was May 29, 2009; however, GAGEE exercised its right to extend the maturity date for 120 days until September 26, 2009. On September 26, 2009, the note payable became due and payable and on October 8, 2009, GAGEE and GAG, LLC entered into a Forbearance Agreement effective as of September 27, 2009 (the “Forbearance Agreement”) with the Lenders and Garrison Loan Agency Services LLC (the “Administrative Agent”), relating to the credit agreement, by and among GAGEE, as borrower, GAG, LLC, as guarantor, the Lenders and the Administrative Agent. Pursuant to the terms of the Forbearance Agreement, the Lenders agreed to forbear from exercising any of the remedies available to them under the credit agreement and the related security agreement unless a forbearance default occurs, as specified in the Forbearance Agreement. Pursuant to the Forbearance Agreement, and further amendments to the credit agreement for which the most recent amendment which was effective December 31, 2013 the maturity date of the note payable was extended to June 30, 2015 and the interest rate remained at 0% through maturity. The current amendment to the credit agreement provides for the lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable. GAGEE has no assets other than those collateralizing the loan which is comprised of a lease finance receivable of $7,992 and machinery and equipment with a carrying value of $2,708 that is included in goods held for sale or auction in the accompanying condensed consolidated balance sheet at June 30, 2014. GAG, LLC has satisfied its obligation to pay the $1,200 guarantee and the credit agreement does not provide for other recourse against GAG, LLC. At June 30, 2014 and December 31, 2013, the note payable balance was $6,570 and $6,856, respectively.

NOTE 9— INCOME TAXES

The Company’s benefit for income taxes consists of the following:

	Six Months Ended
	June 30,
	2014	2013
Current:
Federal	$-	$-
State	1	-
Foreign	-	(248)
Total current benefit	1	(248)

Deferred:
Federal	(1,105)	29
State	(304)	10
Foreign	-	-
Total deferred provision (benefit)	(1,409)	39

Total benefit for income taxes	$(1,408)	$(209)

A reconciliation of the federal statutory rate of 34% for the six months ended June 30, 2014 and 2013 to the effective tax rate for loss from operations before income taxes is as follows:

	Six Months Ended
	June 30,
	2014	2013
Provision for income taxes at federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(5.7)	(2.9)
Foreign tax differential	-	14.3
Other	(1.9)	(1.5)
Effective income tax rate	(41.6)%	(24.1)%

Deferred income tax assets (liabilities) consisted of the following:

	June 30,	December 31,
	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$129	$128
Goods held for sale or auction	1,046	530
Goodwill and customer relationships	103	520
Accrued liabilities and other	971	1,128
Mandatorily redeemable noncontrolling interests	873	671
Note payable to Phantom Equityholders	371	376
Foreign tax and other credit carryforwards	591	591
Net operating loss carryforward	9,429	8,665
Total deferred tax assets	13,513	12,609
Less: Deferred tax liability for non-deductible intangible assets	(640)	-
Net deferred tax assets	$12,873	$12,609

As of June 30, 2014, the Company had federal net operating loss carryforwards of approximately $20,900, state net operating loss carryforwards of approximately $22,000, and foreign tax credit carryforwards of $342. The Company’s federal net operating loss carryforwards will expire in the tax year ending December 31, 2029, the state net operating loss carryforwards will expire in 2031, and the foreign tax credit carryforwards will expire in 2022.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. As a result of the common stock offering that was completed on June 5, 2014, the Company had a more than 50% ownership shift in accordance with Internal Revenue Code Section 382. Accordingly, the Company may be limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of June 30, 2014, the Company believes that the net operating loss that existed as of the more than 50% ownership shift will be utilized in future tax periods and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance.

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

NOTE 10— EARNINGS PER SHARE

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. There are 66,000 common shares issued to the former Great American Members that are held in escrow and subject to forfeiture upon the final settlement of claims for goods held for sale in connection with the Acquisition. During the three and six months ended June 30, 2014 and 2013, diluted earnings per share exclude 45,159 and 51,278 shares since they are anti-dilutive.

Basic and diluted earnings (loss) per share was calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net loss attributable to Great American Group, Inc.	$(777)	$(1,531)	$(2,111)	$(242)

Weighted average shares outstanding:
Basic	4,972,203	1,434,107	3,212,929	1,434,107
Effect of dilutive potential common shares:
Restricted stock units and non-vested shares	-	-	-	-
Contingently issuable shares	-	-	-	-
Diluted	4,972,203	1,434,107	3,212,929	1,434,107

Basic loss per share	$(0.16)	$(1.07)	$(0.66)	$(0.17)
Diluted loss per share	$(0.16)	$(1.07)	$(0.66)	$(0.17)

NOTE 11— COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject to certain legal and other claims that arise in the ordinary course of its business. The Company does not believe that the results of these claims are likely to have a material effect on its consolidated financial position or results of operations.

NOTE 12— RELATED PARTY TRANSACTIONS

At June 30, 2014, amounts due from related parties of $305 represented amounts of $75 due from the B. Riley Entities and $230 due from CA Global Partners, LLC (“CA Global”). At December 31, 2013, amounts due to related parties of $45 represented amounts due to CA Global. CA Global is one of the members of Great American Global Partners, LLC (“GA Global Ptrs”) which started operations in the first quarter of 2013. The amount payable and receivable from CA Global represent amounts that were advanced or paid on behalf of the Company by CA Global at the balance sheet date in connection with certain auctions of wholesale and industrial machinery and equipment that CA Global manages on behalf of GA Global Ptrs.

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

NOTE 13— BUSINESS SEGMENTS

The Company’s operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally. The Company has several operating subsidiaries through which it delivers specific services. The Company provides auction, liquidation, capital advisory, financing, real estate, and other services to stressed or distressed companies in a variety of diverse industries that have included apparel, furniture, jewelry, real estate, and industrial machinery. The Company also provides appraisal and valuation services for retail and manufacturing companies. As a result of the acquisition of BRC, the Company provides corporate finance, research, sales and trading services to corporate, institutional and high net worth clients.  In addition, as a result of the acquisition of Shoon on May 4, 2012, the Company operated ten retail stores in the United Kingdom for the period from May 4, 2012, the date of investment, through July 31, 2013 and Shoon’s results were reported in the UK Retail Stores segment. In August 2013, the Shoon shareholder agreement was amended and restated to eliminate the Company’s super majority voting rights which enabled the Company to control the board of directors of Shoon. As a result of this amendment, the Company no longer controls Shoon and the operating results of Shoon are not consolidated for any periods after July 31, 2013. As such, the Company no longer operates in the UK Retail Stores segment. In January 2014, Shoon was sold to a third party, and the Company no longer has a financial interest in the operations of Shoon.

The Company’s business in 2013 was previously classified by management into the Auction and Liquidation segment, Valuation and Appraisal segment, and UK Retail Stores segment. In 2014, with the acquisition of BRC, the Company’s business is classified into the Auction and Liquidation segment, Valuation and Appraisal segment, and Capital Markets segment. These reportable segments are all distinct businesses, each with a different marketing strategy and management structure.

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Auction and Liquidation reportable segment:
Revenues - Services and fees	$6,085	$4,246	$11,230	$16,907
Revenues - Sale of goods	-	113	9,268	149
Total revenues	6,085	4,359	20,498	17,056
Direct cost of services	(2,333)	(2,219)	(5,038)	(5,299)
Cost of goods sold	-	(113)	(9,064)	(134)
Selling, general, and administrative expenses	(3,092)	(2,792)	(5,832)	(6,886)
Depreciation and amortization	(31)	(45)	(73)	(90)
Segment income (loss)	629	(810)	491	4,647
Valuation and Appraisal reportable segment:
Revenues - Services and fees	8,495	7,977	15,735	13,953
Direct cost of services	(3,092)	(3,416)	(6,250)	(6,488)
Selling, general, and administrative expenses	(3,020)	(2,230)	(5,791)	(4,299)
Depreciation and amortization	(38)	(34)	(76)	(61)
Segment income	2,345	2,297	3,618	3,105
Capital Markets reportable segment:
Revenues - Services and fees	367	-	367	-
Selling, general, and administrative expenses	(519)	-	(519)	-
Depreciation and amortization	(11)	-	(11)	-
Segment loss	(163)	-	(163)	-
UK Retail Stores reportable segment:
Revenues - Sale of goods	-	2,903	-	5,184
Cost of goods sold	-	(1,400)	-	(2,899)
Selling, general, and administrative expenses	-	(1,538)	-	(3,138)
Depreciation and amortization	-	(21)	-	(36)
Segment loss	-	(56)	-	(889)
Consolidated operating income from reportable segments	2,811	1,431	3,946	6,863
Corporate and other expenses	(3,867)	(3,366)	(6,260)	(6,453)
Interest income	4	5	6	7
Loss from equity investment in Great American Real Estate, LLC	-	(15)	-	(15)
Interest expense	(449)	(637)	(1,077)	(1,271)

Loss before income taxes	(1,501)	(2,582)	(3,385)	(869)
Benefit for income taxes	594	987	1,408	209

Net loss	(907)	(1,595)	(1,977)	(660)
Net (loss) income attributable to noncontrolling interests	(130)	(64)	134	(418)
Net loss attributable to Great American Group, Inc.	$(777)	$(1,531)	$(2,111)	$(242)

Capital expenditures:
Auction and Liquidation segment	$-	$221	$36	$236
Valuation and Appraisal segment	1	134	1	217
Capital Markets segment	5	-	5	-
UK Retail Stores segment	-	124	-	253
Total	$6	$479	$42	$706

	As of	As of
	June 30,	December 31,
	2014	2013
Total assets:
Auction and Liquidation segment	$15,163	$24,222
Valuation and Appraisal segment	9,533	8,611
Capital markets segment	53,591	-
Corporate and other segment	42,566	40,844
Total	$120,853	$73,677

The following table presents revenues by geographical area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Revenues - Services and fees:
United States	$12,801	$11,826	$23,682	$28,261
Europe	2,146	397	3,650	2,599
Total Revenues - Services and fees	14,947	12,223	27,332	30,860

Revenues - Sale of goods
United States	-	113	9,268	149
Europe	-	2,903	-	5,184
Total Revenues - Sale of goods	-	3,016	9,268	5,333

Total Revenues:
United States	12,801	11,939	32,950	28,410
Europe	2,146	3,300	3,650	7,783
Total Revenues - Services and fees	$14,947	$15,239	$36,600	$36,193

The following tables presents long-lived assets and identifiable assets by geographical area:

	As of	As of
	June 30,	December 31,
	2014	2013
Long-lived Assets - Property and Equipment, net:
United States	$876	$990
Europe	80	100
Total Long-lived Assets	$956	$1,090

Identifiable Assets:
United States	$116,566	$68,405
Europe	4,287	5,272
Total Long-lived Assets	$120,853	$73,677

NOTE 14— NET CAPITAL REQUIREMENTS

B. Riley & Co., LLC, an indirect subsidiary of the Company, is a registered broker-dealer and, accordingly, is subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires B. Riley & Co., LLC to maintain minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1.  As of June 30, 2014, B. Riley & Co., LLC had net capital of $15,005 (an excess of $14,653).  B. Riley & Co., LLC’s net capital ratio for June 30, 2014 was 0.22 to 1.

NOTE 15— SUBSEQUENT EVENT

During the second quarter of 2014, we initiated a strategic review of our operations taking into account the planned synergies as a result of the acquisition of BRC. On August 13, 2014, as a result of the strategic review, our Board of Directors ratified and approved the Company’s implementation of cost savings measures that we expect will result in a reduction in corporate overhead and the restructuring of our operations in Europe. We implemented a reduction in force for some of our corporate employees and a significant number of our employees in the United Kingdom. These cost savings initiatives are expected to result in a restructuring charge of $2,000 in the third quarter of 2014. The restructuring charge is anticipated to consist of payroll and severance costs of approximately $1,300 million and other corporate expenses of approximately $700. In connection with the strategic review, we also restructured our UK appraisal business whereby we entered into a joint marketing and strategic alliance with an entity owned and controlled by our former UK appraisal senior management. The Company anticipates that the foregoing actions, collectively, will result in future cash expenditures of $2,000 during the third quarter of 2014. As a result of such reductions in force and restructuring, which the Company expects to be completed in the third quarter of 2014, the Company anticipates a shift in its strategic focus from Europe which may result in a reduction in revenues from our European operations.

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

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: volatility in our revenues and results of operations; our ability to generate sufficient revenues to achieve and maintain profitability; our substantial level of indebtedness; the accuracy of our estimates and valuations of inventory or assets in “guarantee” based engagements; potential losses related to our auction or liquidation engagements; potential losses related to purchase transactions in our auction and liquidations business; the volume of anticipated investment banking transactions; market volatility and declines in market prices and transaction volume; the potential loss of financial institution clients; changing economic and market conditions; potential liability and harm to our reputation if we were to provide an inaccurate appraisal or valuation; potential mark-downs in inventory in connection with purchase transactions; failure to successfully compete; loss of key personnel; the international expansion of our business; our ability to borrow under our credit facilities as necessary; failure to comply with the terms of our credit agreement; and our ability to meet future capital requirements.

Except as otherwise required by the context, references in this Quarterly Report to:

•	“Great American,” “the Company,” “we,” “us” or “our” refer to the combined business of Great American Group, Inc. and all of its subsidiaries after giving effect to (i) the contribution to Great American Group, Inc. of all of the membership interests of Great American Group, LLC by the members of Great American, which transaction is referred to herein as the “Contribution”, (ii) the merger of Alternative Asset Management Acquisition Corp. with and into its wholly-owned subsidiary, AAMAC Merger Sub, Inc., referred to herein as “Merger Sub”, in each case, which occurred on July 31, 2009, referred to herein as the “Merger” and (iii) the acquisition of BRC on June 18, 2014. The Contribution and Merger are referred to herein collectively as the “Acquisition”;

•	“GAG, LLC” refers to Great American Group, LLC;

•	“the Great American Members” refers to the members of Great American Group, LLC prior to the Acquisition;

•	“Phantom Equityholders” refers to certain members of senior management of Great American Group, LLC prior to the Acquisition that were participants in a deferred compensation plan.

Overview

We are a leading provider of asset disposition, valuation and appraisal, and real estate consulting services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional service firms throughout the United States, Canada and Europe. In addition, and as described in more detail below, on June 18, 2014, we completed the acquisition of B. Riley and Co., Inc. (“BRC”), a leading independent investment bank with corporate finance, research, sales and trading, and asset management operations with offices in Los Angeles, Orange County, San Francisco and New York. The operations we acquired in such acquisition are included in our financial statements for the period from June 18, 2014, the date of acquisition, through June 30, 2014 and are reported as a separate segment, the capital markets segment. We now operate our business in three segments: auction and liquidation solutions, valuation and appraisal services and capital markets services. The divisions in our auction and liquidation segment assist clients in maximizing return and recovery rates through the efficient disposition of assets and provide clients with capital advisory, financing and real estate services. Such assets include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property. Our valuation and appraisal segment provides our clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs. Our capital markets segment provides investment banking, corporate finance, research, sales and trading services to corporate, institutional and high net worth clients.  From May 2012 to July 2013, we operated a UK retail stores segment that was created from our investment in Shoon Trading Limited (“Shoon”) on May 4, 2012, the date of investment. The operating results of our UK retail stores segment included the operations of ten retail shoe stores in the United Kingdom. As more fully described below, the Company no longer operates in the UK retail stores segment nor has a financial interest in the operations of Shoon, and the operating results of Shoon are not consolidated for any periods after July 31, 2013.

Our significant industry experience and network of highly skilled employees and independent contractors allow us to tailor our auction and liquidation solutions to the specific needs of a multitude of clients, logistical challenges and distressed circumstances. We have established appraisal and valuation methodologies and practices in a broad array of asset categories which have made us a recognized industry leader. Furthermore, our scale and pool of resources allow us to offer our services in the United States, Canada and Europe.

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

Our valuation and appraisal segment provides valuation and appraisal services to financial institutions, lenders, private equity investors and other providers of capital. These services primarily include the valuation of assets (i) for purposes of determining and monitoring the value of collateral securing financial transactions and loan arrangements and (ii) in connection with potential business combinations. The divisions in our valuation and appraisal segment operate through limited liability companies that are majority owned by us. Our clients include major financial institutions such as Bank of America, Credit Suisse, GE Capital, JPMorgan Chase Union Bank of California, and Wells Fargo. Our clients also include private equity firms such as Apollo Management, Goldman Sachs Capital Partners, Laurus Funds, Sun Capital Partners and UBS Capital.

Our capital markets segment provides a full array of investment banking, corporate finance, research, sales and trading services to corporate, institutional and high net worth clients.  Our corporate finance and investment banking services include merger and acquisitions advisory to public and private companies, initial and secondary public offerings, and institutional private placements. We also provide financial advisory services rendered in connection with client mergers, acquisitions, restructurings, recapitalizations and other strategic transactions as well as market making services to public companies. In addition, we trade equity securities as a principal for the Company’s account.

On May 4, 2012, we invested $0.1 million to acquire 44.4% of the common stock of Shoon, a shoe retailer with operations in the United Kingdom. Shoon purchased the rights to operate the former Shoon internet business and ten retail stores that were in administration in the United Kingdom. As part of the investment, we also loaned Shoon approximately $1.3 million collateralized by retail inventory. The loan bore interest at an annual rate of LIBOR plus 6.0%, payable monthly and had a maturity date of May 3, 2014. We exercised our right to appoint the Chairman of Shoon. Together with our 44.4% ownership of the common stock of Shoon and control of the majority of the board of directors, we had a controlling interest in Shoon and therefore consolidated Shoon’s operating results with ours. In August 2013, the Shoon shareholder agreement was amended and restated to eliminate our control rights. As a result of this amendment, Shoon’s operating results are not consolidated with the Company’s for any periods after July 31, 2013. Accordingly we have consolidated the operations of Shoon and included the results of operations of Shoon from May 4, 2012, the date of investment, through July 31, 2013 in our consolidated statements of operations. Our operating results for periods subsequent to July 31, 2013, include the income (loss) from our 44.4% equity investment in the common stock of Shoon. On August 2, 2013, an additional loan in the amount of $0.8 million was extended to Shoon with a maturity date of August 3, 2015. This increased the outstanding principal from both loans to $1.4 million. Interest on the new loan was payable monthly at 6.5%. Both of the loans were collateralized by the inventory of Shoon. In January 2014, Shoon was sold to a third party and our loans to Shoon were repaid to us. As a result, we no longer have a financial interest in the operations of Shoon. Revenues from the operation of the Shoon stores in the United Kingdom were $5.2 million and the loss from operating these stores was $0.9 million for the six months ended June 30, 2013.

Historically, revenues from our auction and liquidation segment have comprised a significant amount of our total revenues and operating profits. During the six months ended June 30, 2014 and 2013, revenues from our auction and liquidation segment were 56.0% and 47.1% of total revenues, respectively. Revenues we generate in the auction and liquidation segment vary significantly from quarter to quarter and have a significant impact on our operating results from period to period.

Recent Developments

On June 5, 2014, we completed a private placement of 10,289,300 shares of our common stock at a purchase price of $5.00 per share (the “Private Placement”). 53 accredited investors (the “Investors”) participating in the Private Placement pursuant to the terms and provisions of a securities purchase agreement entered into among us and the Investors on May 19, 2014. At the closing of the Private Placement on June 5, 2014, the Company received aggregate gross proceeds of approximately $51.4 million. On June 5, 2014, we used $30.2 million of the net proceeds from the Private Placement to repay long-term debt payable to Andrew Gumaer and Harvey Yellen, the two former Great American Members, both of whom are executive officers and directors of the Company. The $30.0 million principal payment and then outstanding accrued interest of $0.2 million retired the entire $48.8 million face amount of the long-term debt at a discount of $18.8 million. The discount of $18.8 million has been recorded as a capital contribution to additional paid in capital in our consolidated financial statements.

On June 18, 2014, we completed the acquisition of BRC pursuant to the terms of the Acquisition Agreement (the “Acquisition Agreement”), dated as of May 19, 2014, by and among the Company, Darwin Merger Sub I, Inc., a wholly owned subsidiary of the Company, B. Riley Capital Markets, LLC, a wholly owned subsidiary of the Company (“BCM”), BRC, B. Riley & Co. Holdings, LLC (“BRH”), Riley Investment Management LLC (“RIM,” and collectively with BRC and BRH, the “B. Riley Entities”) and Bryant Riley, a director of the Company and principal owner of each of the B. Riley Entities. In connection with the Company’s acquisition of BRC, Darwin Merger Sub I, Inc. merged with and into BRC, and BRC subsequently merged with and into BCM, with BCM surviving as a wholly owned subsidiary of the Company. We completed the acquisitions of BRH, whose operations include asset management and financial advisory services, and RIM, which provides services to certain pooled investment vehicles, on August 1, 2014.

The total preliminary purchase price for the B. Riley Entities was $26.4 million, which was paid at closing on June 18, 2014, in the form of 4,191,512 newly issued shares of our common stock. The fair value of the newly issued shares of the Company’s common stock for accounting purposes was determined based on the closing market price of the Company’s shares of common stock on the acquisition date, less a 25% discount for lack of marketability as the shares issued are subject to certain restrictions that limit their trade or transfer in the open market.

Effective upon the closing of the acquisition on June 18, 2014, (i) Bryant Riley, the principal owner of BRC, was appointed as our Chief Executive Officer and Chairman, (ii) Andrew Gumaer will continue to serve as the Chief Executive Officer of Great American Group, LLC and will no longer serve as the Company’s Chief Executive Officer and Chairman and (iii) Harvey Yellen will continue to serve as the President of Great American Group, LLC and will no longer serve as the Company’s President and Vice-Chairman. As a result of the acquisition of BRC, Bryant Riley owns approximately 24.7% of our outstanding common stock. In addition, new employment agreements became effective upon the closing of such acquisition for Messrs. Gumaer, Yellen and Riley. The new employment agreements with Messrs. Gumaer and Yellen reduced their annual salary collectively by approximately $0.7 million per year.

During the second quarter of 2014, we initiated a strategic review of our operations taking into account the planned synergies with BRC. As a result of the strategic review, we are implementing cost savings measures that we expect will result in a reduction in corporate overhead and the restructuring of our operations in Europe. In the third quarter of 2014, we implemented a reduction in force for some of our corporate employees and a significant number of our employees in the United Kingdom. These cost savings initiatives are expected to result in a restructuring charge of $2.0 million in the third quarter of 2014. In connection with the strategic review, we also restructured our UK appraisal business whereby we entered into a joint marketing and strategic alliance with an entity owned and controlled by our former UK appraisal senior management. As a result of such reductions in force and restructuring, the Company anticipates a shift in its strategic focus from Europe which may result in a substantial reduction in revenues from European operations.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, allowance for doubtful accounts, goods held for sale or auction, goodwill and other intangible assets, share-based compensation and income taxes can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended June 30, 2014.

Results of Operations

The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Condensed Consolidated Statements of Operations

(Dollars in thousands)

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	Amount	%	Amount	%
Revenues:
Services and fees	$14,947	100.0%	$12,223	80.2%
Sale of goods	-	0.0%	3,016	19.8%
Total revenues	14,947	100.0%	15,239	100.0%

Operating expenses:
Direct cost of services	5,425	36.3%	5,635	37.0%
Cost of goods sold	-	0.0%	1,513	9.9%
Selling, general and administrative expenses	10,578	70.8%	10,026	65.8%
Total operating expenses	16,003	107.1%	17,174	112.7%
Operating loss	(1,056)	-7.1%	(1,935)	-12.7%
Other income (expense):
Interest income	4	0.0%	5	0.0%
Loss from equity investment in Great American Real Estate, LLC	-	0.0%	(15)	-0.1%
Interest expense	(449)	-3.0%	(637)	-4.2%
Loss before benefit for income taxes	(1,501)	-10.0%	(2,582)	-17.0%
Benefit for income taxes	594	4.0%	987	6.5%
Net loss	(907)	-6.1%	(1,595)	-10.5%
Net loss attributable to noncontrolling interests	(130)	0.8%	(64)	0.4%
Net loss attributable to Great American Group, Inc.	$(777)	-5.2%	$(1,531)	-10.1%

Revenues.

The table below and the discussion that follows are based on how we analyze our business.

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013		Change
	Amount	%	Amount	%	Amount	%

Revenues
Auction and Liquidation segment	$6,085	40.7%	$4,246	27.9%	$1,839	43.3%
Valuation and Appraisal segment	8,495	56.8%	7,977	52.3%	518	6.5%
Capital Markets segment	367	2.5%	-	n/a	367	n/a
Subtotal	14,947	100.0%	12,223	80.2%	2,724	22.3%

Sale of goods
Auction and Liquidation	-	n/a	113	0.8%	(113)	n/a
UK Retail Stores	-	n/a	2,903	19.0%	(2,903)	n/a
Subtotal	-	n/a	3,016	19.8%	(3,016)	n/a

Total revenues	$14,947	100.0%	$15,239	100.0%	$(292)	-1.9%

Total revenues decreased $0.3 million, or 1.9%, to $14.9 million during the three months ended June 30, 2014 from $15.2 million during the three months ended June 30, 2013. The decrease in revenues during the three months ended June 30, 2014 was primarily due to a decrease in revenues from sales of goods of $3.0 million since we had no sales of goods during the three months ended June 30, 2014, offset by an increase in revenues from services, fees and other of $2.7 million. The decrease in revenues from the sales of goods was due to the facts that (a) we had no sales of goods during the three months ended June 30, 2014 from our wholesale and industrial auction operations and (b) the operating results of Shoon are not consolidated in our financial statements for any periods after July 31, 2013 as described above. The increase in revenues from services, fees and other was primarily due to an increase in revenues of $1.8 million in our auction and liquidation segment, an increase in revenues of $0.5 million in our valuation and appraisal segment, and $0.3 million of revenues from our capital markets segment which includes the operating results of the operations acquired from BRC for the period from June 18, 2014, the date of acquisition, through June 30, 2014 as more fully described above.

Revenues in the auction and liquidation segment increased $1.8 million, or 43.3%, to $6.1 million during the three months ended June 30, 2014 from $4.2 million during the three months ended June 30, 2013. The increase in revenues of $1.8 million was primarily due to an increase in revenues from retail liquidation engagements of $3.3 million and an increase in revenues of $0.1 million from real estate advisory engagements from our GA Keen operations, offset by a decrease in revenues of $1.6 million from our wholesale and industrial auction business. The increase in revenues from retail liquidation engagements was primarily due to break-up fees we earned at the bankruptcy auction of a retail chain going out of business and an increase in the number of fee and commission type of retail liquidation engagements during the three months ended June 30, 2014 as compared to the same period in 2013.

Revenues in the valuation and appraisal segment increased $0.5 million, or 6.5%, to $8.5 million during the three months ended June 30, 2014 from $8.0 million during the three months ended June 30, 2013. The increase in revenues was primarily due to an increase in revenues related to appraisal engagements where we perform valuations for machinery and equipment and the monitoring of collateral for financial institutions, lenders, and private equity investors.

Revenues in the capital markets segment were $0.4 million during the three months ended June 30, 2014. These revenues included revenues for the period from June 18, 2014 to June 30, 2014 as a result of our acquisition of BRC. Capital markets segment revenues include revenues from commissions earned from research, sales and trading of $0.4 million, corporate finance and investment banking fees of $0.1 million, offset by trading losses of $0.1 million.

Sale of Goods, Cost of Goods Sold and Gross Margin

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Auction and	UK Retail		Auction and	UK Retail
	Liquidation	Stores		Liquidation	Stores
	Segment	Segment	Total	Segment	Segment	Total

Revenues - Sale of Goods	$-	$-	$-	$113	$2,903	$3,016
Cost of Goods Sold	-	-	-	113	1,400	1,513

Gross margin	$-	$-	$-	$-	$1,503	$1,503

Gross margin percentage	n/a	n/a	n/a	n/a	51.8%	49.8%

We did not have any revenues from the sale of goods or cost of goods sold in our wholesale and industrial auction business or UK retail stores segment during the three months ended June 30, 2014. We experienced a decrease in business activity in our wholesale and industrial operations and we had no sale of goods where we took title to assets as all of the auctions we conducted during the three months ended June 30, 2014 were fee and commission type engagements. As described above, the operating results of Shoon are not consolidated for any periods after July 31, 2013 and the Company no longer operates in the UK retail store segment.

Revenues from the operation of the ten retail stores and internet operations of Shoon in the United Kingdom for the three months ended June 30, 2013 was $2.9 million and costs of goods sold was $1.4 million. The gross margin for such sales was 51.8% for the three months ended June 30, 2013.

Operating Expenses

Direct Costs of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the three months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Auction and	Valuation and		Auction and	Valuation and
	Liquidation	Appraisal		Liquidation	Appraisal
	Segment	Segment	Total	Segment	Segment	Total

Revenues - Services and fees	$6,085	$8,495		$4,246	$7,977
Direct cost of services	2,333	3,092	$5,425	2,219	3,416	$5,635

Gross margin on services and fees	$3,752	$5,403		$2,027	$4,561

Gross margin percentage	61.7%	63.6%		47.7%	57.2%

Total direct costs of services decreased $0.2 million, or 3.7%, to $5.4 million during the three months ended June 30, 2014 from $5.6 million during the three months ended June 30, 2013. Direct costs of services in the auction and liquidation segment increased $0.1 million, to $2.3 million during the three months ended June 30, 2014 from $2.2 million during the three months ended June 30, 2013. The increase in expenses was primarily due to an increase in the number of fee and commission type engagements in the second quarter of 2014 where we contractually bill fees, commissions and reimbursable expenses as compared to the same period in 2013. The gross margin percentage in the auction and liquidation segment increased to 61.7% during the three months ended June 30, 2014 from 47.7% during the three months ended June 30, 2013. The increase in gross margin percentage was primarily due to the impact of the break-up fees we earned at the bankruptcy auction for a retail chain going out of business for which our gross margin is higher than retail engagements where we bill for services on fee and commission type engagements. Direct costs of services in the valuation and appraisal segment decreased $0.3 million, or 9.5%, to $3.1 million during the three months ended June 30, 2014 from $3.4 million during the three months ended June 30, 2013. The decrease was primarily due to a decrease in headcount and salaries, wages and benefits in the second quarter of 2014 as compared to the same period in 2013. The gross margin percentage in the valuation and appraisal segment increased to 63.6% during the three months ended June 30, 2014 from 57.2% during the three months ended June 30, 2013. The increase in the gross margin is primarily to due to the increased productivity we experienced in the second quarter of 2014 from the increase in business and revenues from machinery and equipment as compared to the same period in 2013.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended June 30, 2014 and 2013 were comprised of the following:

Selling, General and Administrative Expenses by Segment

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013		Change
	Amount	%	Amount	%	Amount	%

Auction and Liquidation segment	$3,123	29.5%	$2,837	28.3%	$286	10.1%
Valuation and Appraisal segment	3,058	28.9%	2,264	22.6%	794	35.1%
Capital Markets segment	530	5.0%	-	n/a	530	n/a
UK Retail Stores segment	-	n/a	1,559	15.5%	(1,559)	n/a
Corporate and Other	3,867	36.6%	3,366	33.6%	501	14.9%
Total selling, general & administrative expenses	$10,578	100.0%	$10,026	100.0%	$552	5.5%

Total selling, general and administrative expenses increased by $0.6 million, or 5.5%, to $10.6 million during the three months ended June 30, 2014 from $10.0 million during the three months ended June 30, 2013. Selling, general and administrative expenses in the auction and liquidation segment was $3.1 million, an increase of $0.3, from $2.8 million during the three months ended June 30, 2014. The increase was primarily due to an increase in payroll and related expenses and other operating expenses of $0.3 million from our retail liquidation and wholesale and industrial operations in the United States in the second quarter of 2014 as compared to the same period in 2013.

Selling, general and administrative expenses in the valuation and appraisal segment increased $0.8 million, or 35.1%, to $3.1 million during the three months ended June 30, 2014 from $2.3 million for the three months ended June 30, 2013. The increase was primarily due to an increase in administrative functions in the valuation and appraisal segment and an increase from the expansion of the valuation and appraisal business in Europe. Selling, general and administrative expenses for the UK retail stores segment were $1.6 million during the three months ended June 30, 2013 which related to the operations of Shoon that was deconsolidated for financial reporting purposes in August 2013. Selling, general and administrative expenses for corporate and other increased $0.5 million, to $3.9 million during the three months ended June 30, 2014 from $3.4 million for the three months ended June 30, 2013. The increase in corporate and other expenses was primarily due to an increase in professional fees of $1.0 million in the second quarter of 2014 for transaction expenses related to the BRC acquisition on June 18, 2014 and an increase in compensation expense for the redemption of one of the noncontrolling interests related to our appraisal business, offset by a decrease in payroll and related expenses for contractually required severance costs related to the departure of our former chief financial officer in April 2013.

Other Income (Expense). Other income consisted of interest income that was less than $0.1 million during each of the three month periods ended June 30, 2014 and 2013. In 2013, other income (expense) included a loss of less than $0.1 million related to our equity investment in Great American Real Estate, LLC.

Interest Expense. Interest expense was $0.4 million the three month periods ended June 30, 2014, a decrease of $0.7 million, from $1.1 million during the three month periods ended June 30, 2013. The decrease in interest expense during the three months ended June 30, 2014 was primarily due a reduction in interest expense on the notes payable to the Great American Members and Phantom Equityholders as a result of the retirement of $48.8 million of face amount of long-term debt on June 5, 2014.

Loss Before Income Taxes. Loss before income taxes was $1.5 million during the three months ended June 30, 2014, a decrease of $1.1 million, from the loss before income taxes of $2.6 million during the three months ended June 30, 2013. The decrease in the loss before income taxes was primarily due to an increase in operating income of $1.5 million from the operating results in the auction and liquidation segment and a decrease in interest expense of $0.2 million, offset by an increase in selling and general administrative expenses in corporate and other of $0.5 million as described above in second quarter of 2014 as compared to the same period in 2013. The increase in operating income in the auction and liquidation segment was primarily due to due to break-up fees we earned at the bankruptcy auction of a retail chain going out of business and an increase in the number of fee and commission type of retail liquidation engagements during the second quarter of 2014 as compared to the same period in 2013.

Benefit For Income Taxes. Benefit for income taxes was $0.6 million during the three months ended June 30, 2014 compared to a benefit for income taxes of $1.0 million during the three months ended June 30, 2013. The effective income tax rate was a benefit of 39.6% during the three months ended June 30, 2014 compared to benefit of 38.2% during the six months ended June 30, 2013.

Net Loss Attributable to Noncontrolling Interest. Net loss attributable to noncontrolling interests represents the proportionate share of net loss generated by Great American Global Partners, LLC in 2014 that we do not own. In 2013, the net loss attributable to noncontrolling interests represents the proportionate share of net loss generated by Shoon and Great American Global Partners, LLC that we do not own. The net loss attributable to noncontrolling interests was $0.1 million during each of the three month periods ended June 30, 2014 and 2013.

Net Loss Attributable to the Company. Net loss attributable to the Company for the three months ended June 30, 2014 was $0.8 million, a decrease of $0.7 million, from $1.5 million during the three months ended June 30, 2013. The decrease in net loss during the three months ended June 30, 2014 as compared to the same period in 2013 was primarily due to an increase in revenues and operating income we earned in our auction and liquidation segment and valuation and appraisal segment during 2014 as compared to the same period in the prior year.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Condensed Consolidated Statements of Operations

(Dollars in thousands)

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Amount	%	Amount	%
Revenues:
Services and fees	$27,332	74.7%	$30,860	85.3%
Sale of goods	9,268	25.3%	5,333	14.7%
Total revenues	36,600	100.0%	36,193	100.0%

Operating expenses:
Direct cost of services	11,288	30.8%	11,787	32.6%
Cost of goods sold	9,064	24.8%	3,033	8.4%
Selling, general and administrative expenses	18,562	50.7%	20,963	57.9%
Total operating expenses	38,914	106.3%	35,783	98.9%
Operating income (loss)	(2,314)	-6.3%	410	1.1%
Other income (expense):
Interest income	6	0.0%	7	0.0%
Loss from equity investment in Great American Real Estate, LLC	-	0.0%	(15)	0.0%
Interest expense	(1,077)	-2.9%	(1,271)	-3.5%
Loss before benefit for income taxes	(3,385)	-9.2%	(869)	-2.4%
Benefit for income taxes	1,408	3.8%	209	0.6%
Net loss	(1,977)	-5.4%	(660)	-1.8%
Net loss attributable to noncontrolling interests	134	-0.4%	(418)	1.2%
Net loss attributable to Great American Group, Inc.	$(2,111)	-5.8%	$(242)	-0.6%

Revenues.

The table below and the discussion that follows are based on how we analyze our business.

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013		Change
	Amount	%	Amount	%	Amount	%

Revenues
Auction and Liquidation segment	$11,230	30.7%	$16,907	46.7%	$(5,677)	-33.6%
Valuation and Appraisal segment	15,735	43.0%	13,953	38.6%	1,782	12.8%
Capital Markets segment	367	1.0%	-	n/a	367	n/a
Subtotal	27,332	74.7%	30,860	85.3%	(3,528)	-11.4%

Sale of goods
Auction and Liquidation	9,268	25.3%	149	0.5%	9,119	n/a
UK Retail Stores	-	n/a	5,184	14.3%	(5,184)	n/a
Subtotal	9,268	25.3%	5,333	14.7%	3,935	n/a

Total revenues	$36,600	100.0%	$36,193	100.0%	$407	1.1%

Total revenues increased $0.4 million, or 1.1%, to $36.6 million during the six months ended June 30, 2014 from $36.2 million during the six months ended June 30, 2013. The increase in revenues during the six months ended June 30, 2014 was primarily due to an increase in revenues from sales of goods of $3.9 million, offset by a decrease in revenues from services and fees of $3.5 million. The decrease in revenues from services, fees and other was primarily due to a decrease in revenues of $5.7 million in our auction and liquidation segment, offset by an increase in revenues of $1.8 million in our valuation and appraisal segment, and $0.4 million of revenues from our capital markets segment which includes the operating results of the operations acquired from BRC for the period from June 18, 2014, the date of acquisition, through June 30, 2014 as more fully described above. The increase in revenues from the sales of goods was due an increase in revenues of $9.1 million primarily related to the sale of goods we purchased and sold at auction in our wholesale and industrial auction business in the first quarter of 2014, offset by a decrease in sales of goods of $5.2 million since did not operate in the UK retail stores segment in 2014 as more fully described above.

Revenues in the auction and liquidation segment decreased $5.7 million, or 33.6%, to $11.2 million during the six months ended June 30, 2014 from $16.9 million during the six months ended June 30, 2013. The decrease in revenues of $5.7 million was primarily due to a decrease in revenues from retail liquidation engagements of $4.4 million, a decrease in revenues from wholesale and industrials auctions of $0.9 million and a decrease in revenues of $0.4 million from capital advisory services from our GA Capital operations. The decrease in revenues from retail liquidation engagements of $4.4 million was primarily due to the fact there were no large retail liquidation engagements in 2014 as compared to the same period in 2013 when we participated in the joint venture involving the liquidation of inventory for the going-out-of-business sale of 568 stores of women’s clothing retailer Fashion Bug in the United States. The decrease in revenues of $0.9 million from our wholesale and industrial operations was primarily due to fewer auctions and engagements during the six months ended June 30, 2014 as compared to the same period in the prior year. The decrease in revenues of $0.4 million from lending services for GA Capital was primarily due to fees earned in 2013 from loans that were paid off in the prior year as there were no similar loan originations or activity in 2014.

Revenues in the valuation and appraisal segment increased $1.8 million, or 12.8%, to $15.7 million during the six months ended June 30, 2014 from $13.9 million during the six months ended June 30, 2013. The increase in revenues was primarily due to an increase in revenues related to appraisal engagements where we perform valuations for machinery and equipment and the monitoring of collateral for financial institutions, lenders, and private equity investors.

Revenues in the capital markets segment were $0.4 million during the six months ended June 30, 2014. These revenues included revenues for the period from June 18, 2014 to June 30, 2014 as a result of our acquisition of BRC. Capital markets segment revenues include revenues from commissions earned from research, sales and trading of $0.4 million, corporate finance and investment banking fees of $0.1 million, offset by trading losses of $0.1 million.

Sale of Goods, Cost of Goods Sold and Gross Margin

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Auction and	UK Retail		Auction and	UK Retail
	Liquidation	Stores		Liquidation	Stores
	Segment	Segment	Total	Segment	Segment	Total

Revenues - Sale of Goods	$9,268	$-	$9,268	$149	$5,184	$5,333
Cost of Goods Sold	9,064	-	9,064	134	2,899	3,033

Gross margin	$204	$-	$204	$15	$2,285	$2,300

Gross margin percentage	2.2%	n/a	2.2%	10.1%	44.1%	43.1%

Revenues from the sale of goods in our wholesale and industrial auction business increased to $9.3 million during the six months ended June 30, 2014 from $0.1 million during the six months ended June 30, 2013. The increase in revenues from the sale of goods is primarily related to an auction of a large industrial plant where we purchased the machinery and equipment and completed the sale of the machinery and equipment from the auctions we held during the first quarter of 2014. In the prior year’s quarter, our auction of wholesale and industrial equipment was primarily comprised of engagements where we earn fees from buyers premiums as compared to the current year where we had auction engagements where we acquired title to goods and we recognized revenues from the sale of goods at auction. We did not have any revenues from the sale of goods related to the UK retail stores segment during the six months ended June 30, 2014. We experienced a decrease in business activity in our wholesale and industrial operations and we had no sale of goods where we took title to assets as all of the auctions we conducted during the three months ended June 30, 2014 were fee and commission type engagements. As described above, the operating results of Shoon are not consolidated for any periods after July 31, 2013 and the Company no longer operates in the UK retail stores segment.

Revenues in our UK retail stores segment during the six months ended June 30, 2013 included the operation of the ten retail stores and internet operations of Shoon in the United Kingdom. Sales of goods were $5.2 million and costs of goods sold was $2.9 million during the six months ended June 30, 2013. The gross margin was 44.1% for the six months ended June 30, 2013.

Operating Expenses

Direct Costs of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the six months ended June 30, 2014 and 2013 is as follows:

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Auction and	Valuation and		Auction and	Valuation and
	Liquidation	Appraisal		Liquidation	Appraisal
	Segment	Segment	Total	Segment	Segment	Total

Revenues - Services and fees	$11,230	$15,735		$16,907	$13,953
Direct cost of services	5,038	6,250	$11,288	5,299	6,488	$11,787

Gross margin on services and fees	$6,192	$9,485		$11,608	$7,465

Gross margin percentage	55.1%	60.3%		68.7%	53.5%

Total direct costs of services decreased $0.5 million, or 4.2%, to $11.3 million during the six months ended June 30, 2014 from $11.8 million during the six months ended June 30, 2013. Direct costs of services in the auction and liquidation segment decreased $0.3 million, to $5.0 million during the six months ended June 30, 2014 from $5.3 million during the six months ended June 30, 2013. The decrease in expenses was primarily due to a decrease in the number of fee and commission type engagements during the six months ended June 30, 2014 where we contractually bill fees, commissions and reimbursable expenses as compared to the same period in 2013. The gross margin percentage in the auction and liquidation segment decreased to 55.1% during the six months ended June 30, 2014 from 68.7% during the six months ended June 30, 2013. The gross margin in 2013 was favorably impacted by revenues earned from fees from our participation in the joint venture involving the liquidation of inventory for the going-out-of-business sale of 568 stores of the women’s clothing retailer Fashion Bug in the United States. In the six months of 2014, we did not have any large retail liquidation engagements where we earned fees by providing a minimum recovery value for goods sold. We typically earn higher margins on these types of engagements where we provide a minimum recovery value for goods sold as compared to fee and commission engagements. Direct costs of services in the valuation and appraisal segment decreased $0.2 million, or 3.7%, to $6.3 million during the six months ended June 30, 2014 from $6.5 million during the six months ended June 30, 2013. The decrease was primarily due to a decrease in headcount and salaries, wages and benefits in the first half of 2014 as compared to the same period in 2013. The gross margin percentage in the valuation and appraisal segment increased to 60.3% during the six months ended June 30, 2014 from 53.5% during the six months ended June 30, 2013. The increase in the gross margin is primarily to due to the increased productivity we experienced in the first half of 2014 from the increase in business and revenues from machinery and equipment appraisals as compared to the same period in 2013.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the six months ended June 30, 2014 and 2013 were comprised of the following:

Selling, General and Administrative Expenses by Segment

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013		Change
	Amount	%	Amount	%	Amount	%

Auction and Liquidation segment	$5,905	31.8%	$6,976	33.3%	$(1,071)	-15.4%
Valuation and Appraisal segment	5,867	31.6%	4,360	20.8%	1,507	34.6%
Capital Markets segment	530	2.9%	-	n/a	530	n/a
UK Retail Stores segment	-	n/a	3,174	15.1%	(3,174)	n/a
Corporate and Other	6,260	33.7%	6,453	30.8%	(193)	-3.0%
Total selling, general & administrative expenses	$18,562	100.0%	$20,963	100.0%	$(2,401)	-11.5%

Total selling, general and administrative expenses decreased $2.4 million, or 11.5%, to $18.6 million during the six months ended June 30, 2014 from $21.0 million for the six months ended June 30, 2013. The decrease was primarily due to (a) a decrease in selling, general and administrative expenses of $1.1 million in the auction and liquidation segment; (b) a decrease in selling, general and administrative expenses of $3.2 million in the UK retail stores segment as a result of no longer operating Shoon; and (c) a decrease in selling, general and administrative expenses of $0.2 million in corporate and other; offset by an increase in selling, general and administrative expenses of $1.5 million in the valuation and appraisal segment and an increase in selling, general and administrative expenses of $0.5 million in the capital markets segment as a result of the acquisition of BRC on June 18, 2014.

Selling, general and administrative expenses in the auction and liquidation segment decreased $1.1 million, or 15.4%, to $5.9 million during the six months ended June 30, 2014 from $7.0 million for the six months ended June 30, 2013. The decrease was primarily due to a decrease in payroll and related expenses of $0.6 million and other operating expenses of $0.5 million from our retail liquidation and wholesale and industrial operations in the United States in 2014 as compared to the same period in 2013.

Selling, general and administrative expenses in the valuation and appraisal segment increased $1.5 million, or 34.6%, to $5.9 million during the six months ended June 30, 2014 from $4.4 million for the six months ended June 30, 2013. The increase was primarily due to an increase in administrative functions in the valuation and appraisal segment and an increase from the expansion of the valuation and appraisal business in Europe. Selling, general and administrative expenses for the UK retail stores segment was $3.2 million during the six months ended June 30, 2013 which related to the operations of Shoon that was deconsolidated for financial reporting purposes in August 2013. Selling, general and administrative expenses for corporate and other decreased $0.2 million, or 3.0%, to $6.3 million during the six months ended June 30, 2014 from $6.5 million for the six months ended June 30, 2013. The decrease was primarily due to a decrease in payroll and related expenses of $1.4 million for contractually required severance costs related to the departure of our former chief financial officer in April 2013 and a decrease in other corporate expenses of $0.3 million, offset by transaction expenses of $1.0 million for legal and professional fees related to the acquisition of BRC on June 18, 2014 and an increase in compensation expense of $0.5 million for the redemption of one of the noncontrolling interests related to our appraisal business.

Other Income (Expense). Other income consisted of interest income that was less than $0.1 million during each of the six month periods ended June 30, 2014 and 2013. In 2013, other income (expense) included a loss of less than $0.1 million related to our equity investment in Great American Real Estate, LLC.

Interest Expense. Interest expense was $1.1 million during the six months ended June 30, 2014, a decrease of $0.2 million from $1.3 million during the six months ended June 30, 2013. The decrease in interest expense during the six months ended June 30, 2014 was primarily due to a decrease in interest expense as a result of the early repayment of a portion of the principal balance to certain Phantom Equityholders that accrued interest at 12.0% in January 2014 and from the repayment of the principal balance to the former Great American Group Members on June 5, 2014 as more fully discussed in Note 7 to the condensed consolidated financial statements.

Loss Before Income Taxes. Loss before income taxes was $3.4 million during the six months ended June 30, 2014, an increase of $2.5 million from $0.9 million during the six months ended June 30, 2013. The loss before income taxes in the six months ended June 30, 2014 was primarily due to a decrease in the operating income of $4.1 million from the operating results in the auction and liquidation segment, offset by an increase in operating income of $0.5 million in the valuation and appraisal segment, a decrease in corporate overhead and other income (expenses) of $0.2 million and a decrease in the loss of $0.9 million incurred by the ten retail shoe stores of Shoon. This decrease in operating income in the auction and liquidation segment was primarily the fact that there were no large retail liquidation engagements in the first six months of 2014 to generate comparable income to the income earned during the first six months of 2013 from our participation in the joint venture involving the liquidation of inventory for the going-out-of-business sale of 568 stores of the women’s clothing retailer Fashion Bug in the United States.

Benefit For Income Taxes. Benefit for income taxes was $1.4 million during the six months ended June 30, 2014 compared to a benefit for income taxes of $0.2 million during the six months ended June 30, 2013. The effective income tax rate was a benefit of 41.6% during the six months ended June 30, 2014 compared to a benefit of 24.1% during the six months ended June 30, 2013.

Net Income (Loss) Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interests represents the proportionate share of net income generated by Great American Global Partners, LLC in 2014 that we do not own. In 2013, the net loss attributable to noncontrolling interests represents the proportionate share of net loss generated by Shoon and Great American Global Partners, LLC that we do not own. During the six months ended June 30, 2014, net income attributable to noncontrolling interests was $0.1 million compared to a net loss attributable to noncontrolling interests of $0.4 million during the six months ended June 30, 2013.

Net Loss Attributable to the Company. Net loss attributable to the Company for the six months ended June 30, 2014 was $2.1 million, an increase of $1.8 million, from $0.3 million during the six months ended June 30, 2013. The increase in net loss during the six months ended June 30, 2014 as compared to the same period in 2013 was primarily due to a decrease in operating income we earned in our auction and liquidation segment as compared to the same period in the prior year.

Liquidity and Capital Resources

Our operations are funded through a combination of existing cash on hand, profits generated from operations, proceeds from the private placement of common stock, borrowings under our revolving credit facility and special purposes financing arrangements.  On June 5, 2014, we completed a private placement of 10,289,300 shares of our common stock at a purchase price of $5.00 per share and raised gross proceeds of $51.4 million. During the six months ended June 30, 2014 we generated a net loss of $2.1 million and during the year ended December 31, 2013 we generated net income of $1.1 million. Our cash flows and profitability are impacted by the number and size of retail liquidation engagements performed on a quarterly and annual basis. Our cash flow from operations is also impacted by the interest expense and debt service requirements on the $49.8 million in principal of subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders. On June 5, 2014, we used $30.2 million of the proceeds from the private placement to repay long-term debt payable to Andrew Gumaer and Harvey Yellen, the two former Great American Members, both of whom are executive officers and directors of the Company. The $30.0 million principal payment and then outstanding accrued interest of $0.2 million retired the entire $48.8 million face amount of the long-term debt at a discount of $18.8 million. The discount of $18.8 million has been recorded as a capital contribution to additional paid in capital in our consolidated financial statements. On July 31, 2014, principal payments totaling $1.0 million were paid to the Phantom Equityholders in accordance with the terms of the subordinated, unsecured promissory notes, which represented the remaining outstanding principal amount on such notes. As of August 1, 2014, there is no remaining outstanding principal or interest payable on such notes. We generated cash from operations during the six months ended June 30, 2014 of $5.9 million and we used cash from operations of $2.5 million during the year ended December 31, 2013.

As of June 30, 2014, we had $43.0 million of unrestricted cash, $0.1 million of restricted cash, and $1.4 million of borrowings outstanding on our revolving credit facility and no borrowings outstanding under the asset based credit facility. We believe that our current cash and cash equivalents, funds available under our asset based credit facility and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and execute on our business plan.

Cash Flow Summary

	Six Months Ended June 30,
	2014	2013

Net cash provided by (used in):
Operating activities	$5,870	$66
Investing activities	3,892	6,211
Financing activities	14,375	(3,974)
Effect of foreign currency on cash	39	(427)
Net increase in cash and cash equivalents	$24,176	$1,876

Cash provided by operating activities was $5.9 million for the six months ended June 30, 2014, an increase of $5.8 million from $0.1 million for the six months ended June 30, 2013. Net cash provided by investing activities was $3.9 million for the six months ended June 30, 2014, a decrease of $2.3 million from $6.2 million for the six months ended June 30, 2014. Net cash provided by investing activities during the six months ended June 30, 2014 was primarily comprised of a decrease in restricted cash of $0.2, cash collected from the note receivable related party of $1.2 million and cash acquired from the acquisition of BRC on June 18, 2014. Cash provided by financing activities was $14.4 million for the six months ended June 30, 2014 compared to cash used in financing activities of $4.0 million during the six months ended June 30, 2013. Cash provided by financing activities for the six months ended June 30, 2014 consisted of proceeds of $51.2 million from the Private Placement, and borrowings of $1.0 million under our revolving credit facility, offset by cash of (a) $5.7 million used to repay the balance outstanding on our asset based credit facility; (b) $30.6 million used to repay principal payments on our notes payable to the former Great American Group Members and Phantom Equity holders; and (c) $1.5 million used to repay other notes payable and make distributions to noncontrolling interests.

Credit Agreements

From time to time, we utilize our asset based credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. Subject to certain limitations and offsets, we are permitted to borrow up to $100.0 million under our credit agreement with Wells Fargo Bank, National Association (the “Credit Agreement”), less the aggregate principal amount borrowed under our credit agreement with an affiliate of Wells Fargo Bank, National Association relating to financing of transactions in the United Kingdom (the “UK Credit Agreement”) (if in effect). The maturity date of the credit facility is July 15, 2018. Borrowings under the credit facility are only made at the discretion of the lender and are generally required to be repaid within 180 days. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. On March 19, 2014, the Company entered into the UK Credit Agreement with an affiliate of Wells Fargo Bank, National Association which provides for the financing of transactions in the United Kingdom. The UK Credit Agreement allows the Company to borrow up to £50 million. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $100.0 million credit facility under the Credit Agreement. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. On July 15, 2014, the Company entered into anamendment to the Credit Agreement whereby Wells Fargo Bank, National Association consented to the reverse stock split, Private Placement, repayment of long-term debt as for fully described in Note 7 to the condensed consolidated financial statements, and the acquisition of BRC. Other provisions of the Credit Agreement were also amended, including provisions related to change in control, among others. The credit facility also provides for success fees which are generally in the amount of 5% to 20% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related credit agreement. We typically seek borrowings on an engagement-by-engagement basis. The credit agreements governing the credit facility contains certain covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates.

At June 30, 2014 and December 31, 2013, the outstanding balance under the credit facility for borrowings was $0.0 million and $5.7 million, respectively. At June 30, 2014 and December 31, 2013, there were no outstanding letters of credit under the credit facility.

On May 29, 2008, Great American Group Energy Equipment, LLC (“GAGEE”) entered into a credit agreement with Garrison Special Opportunities Fund LP, Gage Investment Group LLC (collectively, the “Lenders”) to finance the purchase of certain machinery and equipment to be sold at auction or liquidation. The original principal amount of the loan was $12.0 million and borrowings bore interest at a rate of 20% per annum. The loan is collateralized by the machinery and equipment which were purchased with the proceeds from the loan. GAGEE is required to make principal and interest payments from proceeds from the sale of the machinery and equipment. GAGEE is a special purpose entity created to purchase the machinery and equipment, whose assets consist only of the machinery and equipment in question and whose liabilities are limited to the Lenders’ note and certain operational expenses related to this transaction.  Pursuant to the most recent amendment to the credit agreement dated effective December 31, 2013, the maturity date of the note payable was extended to June 30, 2015 and the interest rate remained at 0% through maturity. The current amendment to the related credit agreement provides for the Lenders’ to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable. GAGEE has no assets other than those collateralizing the loan which is comprised of a lease finance receivable of $8.0 million and machinery and equipment with a carrying value of $2.7 million that is included in goods held for sale or auction in the accompanying balance at June 30, 2014. GAG, LLC has satisfied its obligation as the guarantor under the related credit agreement and such credit agreement does not provide for other recourse against GAG, LLC or any of our other subsidiaries. At June 30, 2014 and December 31, 2013, the note payable balance was $6.6 million and $6.9 million, respectively.

Accounts Receivable Line of Credit

On May 17, 2011, one of our majority owned subsidiaries entered into an Accounts Receivable Line of Credit with a finance company. Proceeds from the Accounts Receivable Line of Credit were used to pay off borrowings under the factoring agreement such entity was previously party to.  The Accounts Receivable Line of Credit is collateralized by the accounts receivable of our majority owned subsidiary and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Accounts Receivable Line of Credit, with maximum borrowings not to exceed $2.0 million. The interest rate under the Accounts Receivable Line of Credit is the prime rate plus 2%, payable monthly in arrears. The Accounts Receivable Line of Credit was amended effective February 3, 2012 and the maximum borrowings allowed increased from $2.0 million to $3.0 million. The maturity date of the Accounts Receivable Line of Credit is February 3, 2015 and the maturity date may be extended for successive periods equal to one year, unless our majority owned subsidiary gives the finance company written notice of its intent to terminate the Accounts Receivable Line of Credit at least thirty days prior to the maturity date of the Accounts Receivable Line of Credit. The finance company has the right to terminate the Accounts Receivable Line of Credit at its sole discretion upon giving sixty days’ prior written notice. In connection with the Accounts Receivable Line of Credit, GAG, LLC entered into a limited continuing guaranty of our majority owned subsidiary’s obligations under the Accounts Receivable Line of Credit. Borrowings outstanding under the Accounts Receivable Line of Credit was $1.4 million at June 30, 2014 and $0.3 million at December 31, 2013.

Promissory Notes

In connection with the Acquisition, we issued certain subordinated unsecured promissory notes to the Great American Members and the Phantom Equityholders. In 2010 we amended an aggregate of $52.4 million of the $55.6 million principal amount then outstanding of the subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders, which reduced the interest rate on these notes from 12.0% per annum to 3.75% per annum. In addition, the maturity date for $47.0 million of the $55.6 million principal amount outstanding of the subordinated, unsecured promissory notes payable to the Great American Members was extended to July 31, 2018, subject to annual prepayments based upon our cash flow, provided that we are not obligated to make such prepayments if our minimum adjusted cash balance is below $20.0 million.  Each prepayment, if any, was due within 30 days of the filing of our Annual Report on Form 10-K, beginning with the Form 10-K for the fiscal year ended December 31, 2010. There were no prepayments due on the notes payable under this prepayment provision on April 30, 2013, April 30, 2012 and April 30, 2011 and no prepayment was due for the fiscal year ended December 31, 2013.

As of December 31, 2013, there was $48.8 million in aggregate principal amount outstanding owed to the Great American Members, all of which accrued interest at 3.75%. In addition, as of December 31, 2013, there was $1.7 million in aggregate principal amount outstanding payable to the Phantom Equityholders of which $1.0 million accrued interest at 3.75% and $0.7 million accrued interest at 12.0%. On January 31, 2014, the Company paid in full the $0.7 principal balance for the notes to the Phantom Equityholders that had the 12.0% interest rate and upon maturity on July 31, 2014 the Company paid the remaining $1.0 million of principal balance to the Phantom Equityholders. On June 5, 2014, we used $30.2 million of the net proceeds from the Private Placement to repay the notes payable to the Great American Members. The $30.0 million principal payment and then outstanding accrued interest of $0.2 million retired the entire $48.8 million face amount of outstanding notes payable to the Great American Members. The discount of $18.8 million for the repayment of the notes payable has been recorded as a capital contribution to additional paid in capital in our consolidated financial statements. As of August 1, 2014, there is no remaining outstanding principal or interest payable on the Notes.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of our fiscal quarter ended June 30, 2014. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

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

Our revenues and results of operations fluctuate significantly from quarter to quarter, due to a number of factors. These factors include, but are not limited to, the following:

•	our ability to attract new clients and obtain additional business from our existing client base;

•	the number, size and timing of mergers and acquisition transactions and other strategic advisory services where we act as an adviser our auction and liquidation and investment banking engagements;

•	the extent to which we acquire assets for resale, or guarantee a minimum return thereon, and our ability to resell those assets at favorable prices;

•	variability in the mix of revenues from the auction and liquidation and valuation and appraisal businesses;

•	the rate of growth of new service areas, including our real estate services division, our capital markets operations and international expansion;

•	the types of fees we charge clients, or other financial arrangements we enter into with clients; and

•	changes in general economic and market conditions.

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

Conditions in the financial markets and general economic conditions have impacted and may continue to impact our ability to generate business and revenues, which may cause significant fluctuations in our stock price.

Our business has in the past, and may in the future, be materially affected by conditions in the financial market and general economic conditions, such as the level and volatility of interest rates, investor sentiment, the availability and the cost of credit, the U.S. mortgage market, the U.S. real estate market, volatile energy prices, consumer confidence, unemployment, and geopolitical issues. Financial markets experienced extreme volatility and disruption from mid-2007 to early 2009, and challenging conditions persisted. While financial markets have become more stable and have generally improved since 2009, there remains a certain degree of uncertainty about an economic recovery. Further, certain aspects of our business are cyclical in nature and changes in the current economic environment may require us to adjust our sales and marketing practices and react to different business opportunities and modes of competition. If we are not successful in reacting to changing economic conditions, we may lose business opportunities which could harm our financial condition. For example, we are more likely to conduct auctions and liquidations in connection with insolvencies and store closures during periods of economic downturn relative to periods of economic expansion. Conversely, during an economic downturn, financial institutions that provide asset-based loans typically reduce the number of loans made, which reduces their need for our valuation and appraisal services.

In addition, weakness or disruption in equity markets and diminished trading volume of securities could adversely impact our sales and trading business in the future. Any industry-wide declines in the size and number of underwritings and mergers and acquisitions transactions could also have an adverse effect on our investment banking revenues. Reductions in the trading prices for equity securities tend to reduce the transaction value of investment banking transactions, such as underwriting and mergers and acquisitions transactions, which in turn may reduce the fees we earn from these transactions. Market conditions may also affect the level and volatility of securities prices and the liquidity and value of investments in our funds and proprietary inventory, and we may not be able to manage our business’s exposure to these market conditions. In addition to these factors, deterioration in the financial markets or economic conditions could materially affect our investment banking business in other ways, including the following:

•	Our opportunity to act as underwriter or placement agent could be adversely affected by a reduction in the number and size of capital raising transactions or by competing government sources of equity.

•	The number and size of mergers and acquisitions transactions or other strategic advisory services where we act as adviser could be adversely affected by continued uncertainties in valuations related to asset quality and creditworthiness, volatility in the equity markets, and diminished access to financing.

•	Market volatility could lead to a decline in the volume of transactions that we execute for our customers and, therefore, to a decline in the revenue we receive from commissions and spreads.

•	We may experience losses in securities trading activities, or as a result of write-downs in the value of securities that we own, as a result of deteriorations in the businesses or creditworthiness of the issuers of such securities.

•	We may experience losses or write downs in the realizable value of our proprietary investments due to the inability of companies we invest in to repay their borrowings.

•	Our access to liquidity and the capital markets could be limited, preventing us from making proprietary investments and restricting our sales and trading businesses.

•	We may incur unexpected costs or losses as a result of the bankruptcy or other failure of companies for which we have performed investment banking services to honor ongoing obligations such as indemnification or expense reimbursement agreements.

•	Sudden sharp declines in market values of securities can result in illiquid markets and the failure of counterparties to perform their obligations, which could make it difficult for us to sell securities, hedge securities positions, and invest funds under management.

•	As an introducing broker to clearing firms, we are responsible to the clearing firm and could be held liable for the defaults of our customers, including losses incurred as the result of a customer’s failure to meet a margin call. When we allow customers to purchase securities on margin, we are subject to risks inherent in extending credit. This risk increases when a market is rapidly declining and the value of the collateral held falls below the amount of a customer’s indebtedness. If a customer’s account is liquidated as the result of a margin call, we are liable to our clearing firm for any deficiency.

•	Competition in our investment banking, sales, and trading businesses could intensify as a result of the increasing pressures on financial services companies and larger firms competing for transactions and business that historically would have been too small for them to consider.

•	Market volatility could result in lower prices for securities, which may result in reduced management fees calculated as a percentage of assets under management.

•	Market declines could increase claims and litigation, including arbitration claims from customers.

•	Our industry could face increased regulation as a result of legislative or regulatory initiatives. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	Government intervention may not succeed in improving the financial and credit markets and may have negative consequences for our business.

It is difficult to predict how long current financial market and economic conditions will continue, whether they will deteriorate and if they do, which of our business lines will be adversely affected. If one or more of the foregoing risks occurs, our revenues are likely to decline and, if we were unable to reduce expenses at the same pace, our profit margins could erode.

We focus principally on specific sectors of the economy in our investment banking operations, and deterioration in the business environment in these sectors or a decline in the market for securities of companies within these sectors could harm our business.

We focus principally on five target industries in our investment banking operations: consumer goods, consumer services, defense, industrials and technology. Volatility in the business environment in these industries or in the market for securities of companies within these industries could adversely affect our financial results and the market value of our common stock. The business environment for companies in some of these industries has been subject to high levels of volatility in recent years, and our financial results have consequently been subject to significant variations from year to year. The market for securities in each of our target industries may also be subject to industry-specific risks. For example, we have research, investment banking and principal investments focused in the areas of defense. This sector has been subject to U.S. Department of Defense budget cuts as well as by disruptions in the financial markets and downturns in the general economy.  The consumer goods and services sectors are subject to consumer spending trends, which have been volatile, to mall traffic trends, which have been down, to the availability of credit, and to broader trends such as the rise of Internet retailers.  Emerging markets have driven the growth of certain consumer companies but emerging market economies are fragile, subject to wide swings in GDP, and subject to changes in foreign currencies.  The technology industry has been volatile, driven by evolving technology trends, by technological obsolescence, by enterprise spending, and by changes in the capital spending trends of major corporations and government agencies around the world.

Our investment banking operations focus on various sectors of the economy, and we also depend significantly on private company transactions for sources of revenues and potential business opportunities. Most of these private company clients are initially funded and controlled by private equity firms. To the extent that the pace of these private company transactions slows or the average transaction size declines due to a decrease in private equity financings, difficult market conditions in our target industries or other factors, our business and results of operations may be harmed.

Underwriting and other corporate finance transactions, strategic advisory engagements and related sales and trading activities in our target industries represent a significant portion of our investment banking business. This concentration of activity in our target industries exposes us to the risk of declines in revenues in the event of downturns in these industries.

Our financial results from investment banking activities may fluctuate substantially from period to period, which may impair our stock price.

We expect to experience in the future significant variations from period to period in our revenues and results of operations from investment banking activities. Future variations in investment banking revenues may be attributable in part to the fact that our investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. In most cases, we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our investment banking business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties. For example, a client’s acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the business of a client or a counterparty. If the parties fail to complete a transaction on which we are advising or an offering in which we are participating, we will earn little or no revenue from the contemplated transaction. This risk may be intensified by our focus on companies in the technology industry and defense sectors. The market for securities of these companies has experienced significant variations in the number and size of equity offerings in recent years. In addition, our investment banking revenues are highly dependent on the level of mergers and acquisition and capital raising activity in the U.S. which fluctuates substantially from period to period. Our investment banking revenues would be adversely affected in the event that the number and size of mergers and acquisitions and capital raising transactions decline. As a result, we may not achieve steady and predictable earnings on a quarterly basis, which could in turn adversely affect our stock price.

Further, because a significant portion of our investment banking revenue is derived from investment banking fees and commissions, severe market fluctuations, weak economic conditions, a decline in stock prices, trading volumes or liquidity could cause our financial results to fluctuate from period to period as a result of the following, among other things:

•	the number and size of transactions for which we provide underwriting and merger and acquisition advisory services may decline;

•	the value of the securities we hold in inventory as assets, which we often purchase in connection with market-making and underwriting activities, may decline; and

•	the volume of trades we would execute for our clients may decrease.

To the extent our clients, or counterparties in transactions with us, are more likely to suffer financial setbacks in a volatile stock market environment, our risk of loss during these periods would increase.

Our corporate finance and strategic advisory engagements are singular in nature and do not generally provide for subsequent engagements.

Our investment banking clients generally retain us on a short-term, engagement-by-engagement basis in connection with specific corporate finance, merger and acquisition transactions (often as an advisor in company sale transactions) and other strategic advisory services, rather than on a recurring basis under long-term contracts. As these transactions are typically singular in nature and our engagements with these clients may not recur, we must seek new engagements when our current engagements are successfully completed or are terminated. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in any subsequent period. If we are unable to generate a substantial number of new engagements that generate fees from new or existing clients, our business, results of operations and financial condition could be adversely affected.

The asset management business is intensely competitive.

Over the past several years, the size and number of asset management funds, including hedge funds and mutual funds, has continued to increase. If this trend continues, it is possible that it will become increasingly difficult for our funds to raise capital. More significantly, the allocation of increasing amounts of capital to alternative investment strategies by institutional and individual investors leads to a reduction in the size and duration of pricing inefficiencies. Many alternative investment strategies seek to exploit these inefficiencies and, in certain industries, this drives prices for investments higher, in either case increasing the difficulty of achieving targeted returns. In addition, if interest rates were to rise or there were to be a prolonged bull market in equities, the attractiveness of our funds relative to investments in other investment products could decrease. Competition is based on a variety of factors, including:

•	investment performance;

•	investor perception of the drive, focus and alignment of interest of an investment manager;

•	quality of service provided to and duration of relationship with investors;

•	business reputation; and

•	level of fees and expenses charged for services.

We compete in the asset management business with a large number of investment management firms, private equity fund sponsors, hedge fund sponsors and other financial institutions. A number of factors serve to increase our competitive risks, as follows:

•	investors may develop concerns that we will allow a fund to grow to the detriment of its performance;

•	some of our competitors have greater capital, lower targeted returns or greater sector or investment strategy specific expertise than we do, which creates competitive disadvantages with respect to investment opportunities;

•	some of our competitors may perceive risk differently than we do which could allow them either to outbid us for investments in particular sectors or, generally, to consider a wider variety of investments;

•	there are relatively few barriers to entry impeding new asset management firms, and the successful efforts of new entrants into our various lines of business, including former “star” portfolio managers at large diversified financial institutions as well as such institutions themselves, will continue to result in increased competition; and

•	other industry participants in the asset management business continuously seek to recruit our best and brightest investment professionals away from us.

These and other factors could reduce our earnings and revenues and adversely affect our business. In addition, if we are forced to compete with other alternative asset managers on the basis of price, we may not be able to maintain our current base management and incentive fee structures. We have historically competed primarily on the performance of our funds, and not on the level of our fees relative to those of our competitors. However, there is a risk that fees in the alternative investment management industry will decline, without regard to the historical performance of a manager, including our managers. Fee reductions on our existing or future funds, without corresponding decreases in our cost structure, would adversely affect our revenues and distributable earnings.

Poor investment performance may decrease assets under management and reduce revenues from and the profitability of our asset management business.

Revenues from our asset management business are primarily derived from asset management fees. Asset management fees are generally comprised of management and incentive fees. Management fees are typically based on assets under management, and incentive fees are earned on a quarterly or annual basis only if the return on our managed accounts exceeds a certain threshold return, or “highwater mark,” for each investor. We will not earn incentive fee income during a particular period, even when a fund had positive returns in that period, if we do not generate cumulative performance that surpasses a highwater mark. If a fund experiences losses, we will not earn incentive fees with regard to investors in that fund until its returns exceed the relevant highwater mark.

In addition, investment performance is one of the most important factors in retaining existing investors and competing for new asset management business. Investment performance may be poor as a result of the current or future difficult market or economic conditions, including changes in interest rates or inflation, terrorism or political uncertainty, our investment style, the particular investments that we make, and other factors. Poor investment performance may result in a decline in our revenues and income by causing (i) the net asset value of the assets under our management to decrease, which would result in lower management fees to us, (ii) lower investment returns, resulting in a reduction of incentive fee income to us, and (iii) investor redemptions, which would result in lower fees to us because we would have fewer assets under management.

To the extent our future investment performance is perceived to be poor in either relative or absolute terms, the revenues and profitability of our asset management business will likely be reduced and our ability to grow existing funds and raise new funds in the future will likely be impaired.

The historical returns of our funds may not be indicative of the future results of our funds.

The historical returns of our funds should not be considered indicative of the future results that should be expected from such funds or from any future funds we may raise. Our rates of returns reflect unrealized gains, as of the applicable measurement date, which may never be realized due to changes in market and other conditions not in our control that may adversely affect the ultimate value realized from the investments in a fund. The returns of our funds may have also benefited from investment opportunities and general market conditions that may not repeat themselves, and there can be no assurance that our current or future funds will be able to avail themselves of profitable investment opportunities. Furthermore, the historical and potential future returns of the funds we manage also may not necessarily bear any relationship to potential returns on our common stock.

Our asset management clients may generally redeem their investments, which could reduce our asset management fee revenues.

Our asset management fund agreements generally permit investors to redeem their investments with us after an initial “lockup” period during which redemptions are restricted or penalized. However, any such restrictions may be waived by us. Thereafter, redemptions are permitted at specified intervals. If the return on the assets under our management does not meet investors’ expectations, investors may elect to redeem their investments and invest their assets elsewhere, including with our competitors. Our management fee revenues correlate directly to the amount of assets under our management; therefore, redemptions may cause our fee revenues to decrease. Investors may decide to reallocate their capital away from us and to other asset managers for a number of reasons, including poor relative investment performance, changes in prevailing interest rates which make other investments more attractive, changes in investor perception regarding our focus or alignment of interest, dissatisfaction with changes in or a broadening of a fund’s investment strategy, changes in our reputation, and departures or changes in responsibilities of key investment professionals. For these and other reasons, the pace of redemptions and corresponding reduction in our assets under management could accelerate. In the future, redemptions could require us to liquidate assets under unfavorable circumstances, which would further harm our reputation and results of operations.

We are subject to risks in using custodians.

Our asset management subsidiary and its managed funds depend on the services of custodians to settle and report securities transactions. In the event of the insolvency of a custodian, our funds might not be able to recover equivalent assets in whole or in part as they will rank among the custodian’s unsecured creditors in relation to assets which the custodian borrows, lends or otherwise uses. In addition, cash held by our funds with the custodian will not be segregated from the custodian’s own cash, and the funds will therefore rank as unsecured creditors in relation thereto.

We may suffer losses if our reputation is harmed.

Our ability to attract and retain customers and employees may be diminished to the extent our reputation is damaged. If we fail, or are perceived to fail, to address various issues that may give rise to reputational risk, we could harm our business prospects. These issues include, but are not limited to, appropriately dealing with market dynamics, potential conflicts of interest, legal and regulatory requirements, ethical issues, customer privacy, record-keeping, sales and trading practices, and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products and services. Failure to appropriately address these issues could give rise to loss of existing or future business, financial loss, and legal or regulatory liability, including complaints, claims and enforcement proceedings against us, which could, in turn, subject us to fines, judgments and other penalties. In addition, our capital markets operations depend to a large extent on our relationships with our clients and reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, it may be more damaging in our business than in other businesses.

Our capital markets operations are highly dependent on communications, information and other systems and third parties, and any systems failures could significantly disrupt our capital markets business.

Our data and transaction processing, custody, financial, accounting and other technology and operating systems are essential to our capital markets operations. A system malfunction (due to hardware failure, capacity overload, security incident, data corruption, etc.) or mistake made relating to the processing of transactions could result in financial loss, liability to clients, regulatory intervention, reputational damage and constraints on our ability to grow. We outsource a substantial portion of our critical data processing activities, including trade processing and back office data processing. We also contract with third parties for market data and other services. In the event that any of these service providers fails to adequately perform such services or the relationship between that service provider and us is terminated, we may experience a significant disruption in our operations, including our ability to timely and accurately process transactions or maintain complete and accurate records of those transactions.

Adapting or developing our technology systems to meet new regulatory requirements, client needs, expansion and industry demands also is critical for our business. Introduction of new technologies present new challenges on a regular basis. We have an ongoing need to upgrade and improve our various technology systems, including our data and transaction processing, financial, accounting, risk management and trading systems. This need could present operational issues or require significant capital spending. It also may require us to make additional investments in technology systems and may require us to reevaluate the current value and/or expected useful lives of our technology systems, which could negatively impact our results of operations.

Secure processing, storage and transmission of confidential and other information in our internal and outsourced computer systems and networks also is critically important to our business. We take protective measures and endeavor to modify them as circumstances warrant. However, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, inadvertent, erroneous or intercepted transmission of information (including by e-mail), and other events that could have an information security impact. If one or more of such events occur, this potentially could jeopardize our or our clients' or counterparties' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients', our counterparties' or third parties' operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

A disruption in the infrastructure that supports our business due to fire, natural disaster, health emergency (for example, a disease pandemic), power or communication failure, act of terrorism or war may affect our ability to service and interact with our clients. If we are not able to implement contingency plans effectively, any such disruption could harm our results of operations.

The growth of electronic trading and the introduction of new technology in the markets in which our market-making business operates may adversely affect this business and may increase competition.

The continued growth of electronic trading and the introduction of new technologies is changing our market-making business and presenting new challenges. Securities, futures and options transactions are increasingly occurring electronically, through alternative trading systems. It appears that the trend toward alternative trading systems will continue to accelerate. This acceleration could further increase program trading, increase the speed of transactions and decrease our ability to participate in transactions as principal, which would reduce the profitability of our market-making business. Some of these alternative trading systems compete with our market-making business and with our algorithmic trading platform, and we may experience continued competitive pressures in these and other areas. Significant resources have been invested in the development of our electronic trading systems, which includes our ATM business, but there is no assurance that the revenues generated by these systems will yield an adequate return on the investment, particularly given the increased program trading and increased percentage of stocks trading off of the historically manual trading markets.

Pricing and other competitive pressures may impair the revenues of our sales and trading business.

We derive a significant portion of our revenues for our investment banking operations from our sales and trading business. There has been intense price competition and trading volume reduction in this business in recent years. In particular, the ability to execute trades electronically and through alternative trading systems has increased the downward pressure on per share trading commissions and spreads. We expect these trends toward alternative trading systems and downward pricing pressure in the business to continue. We believe we may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by competing on the basis of price or by using their own capital to facilitate client trading activities. In addition, we face pressure from our larger competitors, which may be better able to offer a broader range of complementary products and services to clients in order to win their trading business. These larger competitors may also be better able to respond to changes in the research, brokerage and investment banking industries, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally. As we are committed to maintaining and improving our comprehensive research coverage in our target sectors to support our sales and trading business, we may be required to make substantial investments in our research capabilities to remain competitive. If we are unable to compete effectively in these areas, the revenues of our sales and trading business may decline, and our business, results of operations and financial condition may be harmed.

Some of our large institutional sales and trading clients in terms of brokerage revenues have entered into arrangements with us and other investment banking firms under which they separate payments for research products or services from trading commissions for sales and trading services, and pay for research directly in cash, instead of compensating the research providers through trading commissions (referred to as “soft dollar” practices). In addition, we have entered into certain commission sharing arrangements in which institutional clients execute trades with a limited number of brokers and instruct those brokers to allocate a portion of the commission directly to us or other broker-dealers for research or to an independent research provider. If more of such arrangements are reached between our clients and us, or if similar practices are adopted by more firms in the investment banking industry, it may further increase the competitive pressures on trading commissions and spreads and reduce the value our clients place on high quality research. Conversely, if we are unable to make similar arrangements with other investment managers that insist on separating trading commissions from research products, volumes and trading commissions in our sales and trading business also would likely decrease.

Larger and more frequent capital commitments in our trading and underwriting businesses increase the potential for significant losses.

Certain financial services firms make larger and more frequent commitments of capital in many of their activities. For example, in order to win business, some investment banks increasingly commit to purchase large blocks of stock from publicly traded issuers or significant stockholders, instead of the more traditional marketed underwriting process in which marketing is typically completed before an investment bank commits to purchase securities for resale. We may participate in this activity and, as a result, we may be subject to increased risk. Conversely, if we do not have sufficient regulatory capital to so participate, our business may suffer. Furthermore, we may suffer losses as a result of the positions taken in these transactions even when economic and market conditions are generally favorable for others in the industry.

We may increasingly commit our own capital as part of our trading business to facilitate client sales and trading activities. The number and size of these transactions may adversely affect our results of operations in a given period. We may also incur significant losses from our sales and trading activities due to market fluctuations and volatility in our results of operations. To the extent that we own assets, i.e., have long positions, in any of those markets, a downturn in the value of those assets or in those markets could result in losses. Conversely, to the extent that we have sold assets we do not own, i.e., have short positions, in any of those markets, an upturn in those markets could expose us to potentially large losses as we attempt to cover our short positions by acquiring assets in a rising market.

We invest our own proprietary capital in equities and debt that expose us to a significant risk of capital loss.

We use a portion of our own capital in a variety of principal investment activities, each of which involves risks of illiquidity, loss of principal and revaluation of assets. The companies in which we invest may rely on new or developing technologies or novel business models, or concentrate on markets which are or may be disproportionately impacted by pressures in the financial services and/or mortgage and real estate sectors, have not yet developed and which may never develop sufficiently to support successful operations, or their existing business operations may deteriorate or may not expand or perform as projected. As a result, we have suffered losses in the past and we may suffer losses from our proprietary investment activities in the future.

We have made and may make principal investments in relatively high-risk, illiquid assets that often have significantly leveraged capital structures, and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal amount we invest in these activities.

We may purchase equity securities and, to a lesser extent, debt securities, in venture capital, seed and other high risk financings of early-stage, pre-public or “mezzanine stage”, distressed situations and turnaround companies, as well as funds or other collective investment vehicles. We risk the loss of capital we have invested in these activities.

We may use our capital, including on a leveraged basis in proprietary investments in both private company and public company securities that may be illiquid and volatile. The equity securities of a privately-held entity in which we make a proprietary investment are likely to be restricted as to resale and may otherwise be highly illiquid. In the case of fund or similar investments, our investments may be illiquid until such investment vehicles are liquidated. We expect that there will be restrictions on our ability to resell the securities of any such company that we acquire for a period of at least six months after we acquire those securities. Thereafter, a public market sale may be subject to volume limitations or dependent upon securing a registration statement for an initial and potentially secondary public offering of the securities. We may make principal investments that are significant relative to the overall capitalization of the investee company and resales of significant amounts of these securities might be subject to significant limitations and adversely affect the market and the sales price for the securities in which we invest. In addition, our principal investments may involve entities or businesses with capital structures that have significant leverage. The large amount of borrowing in the leveraged capital structure increases the risk of losses due to factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investment or its industry. In the event of defaults under borrowings, the assets being financed would be at risk of foreclosure, and we could lose our entire investment.

Even if we make an appropriate investment decision based on the intrinsic value of an enterprise, we cannot assure you that general market conditions will not cause the market value of our investments to decline. For example, an increase in interest rates, a general decline in the stock markets, or other market and industry conditions adverse to companies of the type in which we invest and intend to invest could result in a decline in the value of our investments or a total loss of our investment.

In addition, some of these investments are, or may in the future be, in industries or sectors which are unstable, in distress or undergoing some uncertainty. Such investments may be subject to rapid changes in value caused by sudden company-specific or industry-wide developments. Contributing capital to these investments is risky, and we may lose some or all of the principal amount of our investments. There are no regularly quoted market prices for a number of the investments that we make. The value of our investments is determined using fair value methodologies described in valuation policies, which may consider, among other things, the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment and the trading price of recent sales of securities (in the case of publicly-traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on estimates and assumptions specific to the particular investments. Therefore, the value of our investments does not necessarily reflect the prices that would actually be obtained by us when such investments are sold. Realizations at values significantly lower than the values at which investments have been reflected in values would result in loses of potential incentive income and principal investments.

We may experience write downs of our investments and other losses related to the valuation of our investments and volatile and illiquid market conditions.

In our proprietary investment activities, our concentrated holdings, illiquidity and market volatility may make it difficult to value certain of our investment securities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these securities in future periods. In addition, at the time of any sales and settlements of these securities, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Any of these factors could require us to take write downs in the value of our investment and securities portfolio, which may have an adverse effect on our results of operations in future periods.

Our underwriting and market-making activities may place our capital at risk.

We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities we purchased as an underwriter at the anticipated price levels. As an underwriter, we also are subject to heightened standards regarding liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite. Further, even though underwriting agreements with issuing companies typically include a right to indemnification in favor of the underwriter for these offerings to cover potential liability from any material misstatements or omissions, indemnification may be unavailable or insufficient in certain circumstances, for example if the issuing company has become insolvent. As a market maker, we may own large positions in specific securities, and these undiversified holdings concentrate the risk of market fluctuations and may result in greater losses than would be the case if our holdings were more diversified.

Our businesses, profitability and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, third parties who owe us money, securities or other assets or whose securities or obligations we hold.

The amount and duration of our credit exposures have been increasing over the past year, as have the breadth and size of the entities to which we have credit exposures. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Declines in the market value of securities can result in the failure of buyers and sellers of securities to fulfill their settlement obligations, and in the failure of our clients to fulfill their credit obligations. During market downturns, counterparties to us in securities transactions may be less likely to complete transactions. In addition, particularly during market downturns, we may face additional expenses defending or pursuing claims or litigation related to counterparty or client defaults.

Our businesses may be adversely affected by the disruptions in the credit markets, including reduced access to credit and liquidity and higher costs of obtaining credit.

In the event existing internal and external financial resources do not satisfy our needs, we would have to seek additional outside financing. The availability of outside financing will depend on a variety of factors, such as our financial condition and results of operations, the availability of acceptable collateral, market conditions, the general availability of credit, the volume of trading activities, and the overall availability of credit to the financial services industry.

Widening credit spreads, as well as significant declines in the availability of credit, could adversely affect our ability to borrow on an unsecured basis. Disruptions in the credit markets could make it more difficult and more expensive to obtain funding for our businesses. If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of funding, both of which could reduce our profitability, particularly in our businesses that involve investing and taking principal positions.

Liquidity, or ready access to funds, is essential to financial services firms, including ours. Failures of financial institutions have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to our sales and trading business, and perceived liquidity issues may affect the willingness of our clients and counterparties to engage in sales and trading transactions with us. Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects our sales and trading clients, third parties or us. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.

Our clients engaging us with respect to mergers and acquisitions often rely on access to the secured and unsecured credit markets to finance their transactions. The lack of available credit and the increased cost of credit could adversely affect the size, volume and timing of our clients’ merger and acquisition transactions—particularly large transactions—and adversely affect our investment banking business and revenues.

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

Our executive officers, directors and their affiliates own or control, in the aggregate, approximately 34.3% of our outstanding common stock as of June 30, 2014. In particular, our Chairman and Chief Executive Officer, Bryant R. Riley, owns or controls, in the aggregate, 3,953,285 shares of our common stock or 24.7% of our outstanding common stock as of June 30, 2014. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:

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

We may incur losses as a result of activities in Europe that include the operation of retail liquidation engagements and the acquisition of distressed debt from banks and finance or investment companies in connection with our auction and liquidation solutions business.

In some instances, we may provide financing to clients in Europe with a focus in the retail industry that are in need of junior secured loans for growth capital, working capital, and turnaround financing. Because of the difference in the legal regime in which retailers operate in Europe, our business activities in Europe may involve lending activities that include the acquisition of debt of distressed retailers from banks and finance companies at a discount to face value. These loans are serviced by us and are generally secured by assets of the retailer, including inventory, accounts receivable, real estate and intellectual property. The determination of the amount we may lend or the purchase price we pay to acquire the distressed debt is based on a variety of factors, including: our evaluation of the estimated realized value of the inventory of the retailer and collateral of the debt in the event the retailer would need to be liquidated. An inaccurate estimate of any of the above or inaccurate valuation of the assets or inventory could result in us lending amounts or purchasing debt for an amount that may not be realizable in the event the retailer would need to be liquidated. Therefore, we may suffer credit losses from these financing activities and our financial condition and results of operations could be adversely affected.

Losses due to any auction or liquidation engagement may cause us to become unable to make payments due to our creditors and may cause us to default on our debt obligations.

We have three engagement structures for our auction and liquidation services: (i) a “fee” based structure under which we are compensated for our role in an engagement on a commission basis, (ii) purchase on an outright basis (and take title to) the assets or inventory of the client, and (iii) “guarantee” to the client that a certain amount will be realized by the client upon the sale of the assets or inventory based on contractually defined terms in the auction or liquidation contract. We bear the risk of loss under the purchase and guarantee structures of auction and liquidation contracts. If the amount realized from the sale or disposition of assets, net of direct operating expenses, does not equal or exceed the purchase price (in purchase transaction), we will recognize a loss on the engagement, or should the amount realized, net of direct operating expenses, not equal or exceed the “guarantee,” we are still required to pay the guaranteed amount to the client.

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

We depend on financial institutions as primary clients for our valuation and appraisal business. Consequently, the loss of any financial institutions as clients may have an adverse impact on our business.

A majority of the revenue from our valuation and appraisal business is derived from engagements by financial institutions. As a result, any loss of financial institutions as clients of our valuation and advisory services, whether due to changing preferences in service providers, failures of financial institutions or mergers and consolidations within the finance industry, could significantly reduce the number of existing, repeat and potential clients, thereby adversely affecting our revenues. In addition, any larger financial institutions that result from mergers or consolidations in the financial services industry could have greater leverage in negotiating terms of engagements with us, or could decide to internally perform some or all of the valuation and appraisal services which we currently provide to one of the constituent institutions involved in the merger or consolidation or which we could provide in the future. Any of these developments could have a material adverse effect on our valuation and appraisal business.

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

We face competition with respect to all of our service areas. The level of competition depends on the particular service area and category of assets being liquidated or appraised. We compete with other companies and investment banks to help clients with their corporate finance and capital needs. In addition, we compete with companies and online services in the bidding for assets and inventory to be liquidated. The demand for online solutions continues to grow and our online competitors include other e-commerce providers, auction websites such as eBay, as well as government agencies and traditional liquidators and auctioneers that have created websites to further enhance their product offerings and more efficiently liquidate assets. We expect the market to become even more competitive as the demand for such services continues to increase and traditional and online liquidators and auctioneers continue to develop online and offline services for disposition, redeployment and remarketing of wholesale surplus and salvage assets. In addition, manufacturers, retailers and government agencies may decide to create their own websites to sell their own surplus assets and inventory and those of third parties.

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

We compete with specialized investment banks to provide financial and investment banking services to small and middle-market companies. Middle-market investment banks provide access to capital and strategic advice to small and middle-market companies in our target industries. We compete with those investment banks on the basis of a number of factors, including client relationships, reputation, the abilities of our professionals, transaction execution, innovation, price, market focus and the relative quality of our products and services. We have experienced intense competition over obtaining advisory mandates in recent years, and we may experience pricing pressures in our investment banking business in the future as some of our competitors seek to obtain increased market share by reducing fees. Competition in the middle-market may further intensify if larger Wall Street investment banks expand their focus to this sector of the market. Increased competition could reduce our market share from investment banking services and our ability to generate fees at historical levels.

We also face increased competition due to a trend toward consolidation. In recent years, there has been substantial consolidation and convergence among companies in the financial services industry. This trend was amplified in connection with the unprecedented disruption and volatility in the financial markets during the past several years, and, as a result, a number of financial services companies have merged, been acquired or have fundamentally changed their respective business models. Many of these firms may have the ability to support investment banking, including financial advisory services, with commercial banking, insurance and other financial services in an effort to gain market share, which could result in pricing pressure in our businesses.

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

We are subject to net capital and other regulatory capital requirements; failure to comply with these rules would significantly harm our business.

B. Riley & Co., LLC, our broker-dealer subsidiary, is subject to the net capital requirements of the SEC, FINRA, and various self-regulatory organizations of which it is a member. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Failure to maintain the required net capital may subject a firm to limitation of its activities, including suspension or revocation of its registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies, and ultimately may require its liquidation. Failure to comply with the net capital rules could have material and adverse consequences, such as:

•	limiting our operations that require intensive use of capital, such as underwriting or trading activities; or

•	restricting us from withdrawing capital from our subsidiaries, when our broker-dealer subsidiary has more than the minimum amount of required capital. This, in turn, could limit our ability to implement our business and growth strategies, pay interest on and repay the principal of our debt and/or repurchase our shares.

In addition, a change in the net capital rules or the imposition of new rules affecting the scope, coverage, calculation, or amount of net capital requirements, or a significant operating loss or any large charge against net capital, could have similar adverse effects.

Furthermore, B. Riley & Co., LLC is subject to laws that authorize regulatory bodies to block or reduce the flow of funds from it to Great American Group, Inc. As a holding company, Great American Group, Inc. depends on dividends, distributions and other payments from its subsidiaries to fund dividend payments, if any, and to fund all payments on its obligations, including debt obligations. As a result, regulatory actions could impede access to funds that Great American Group, Inc. needs to make payments on obligations, including debt obligations, or dividend payments. In addition, because Great American Group, Inc. holds equity interests in the firm’s subsidiaries, its rights as an equity holder to the assets of these subsidiaries may not materialize, if at all, until the claims of the creditors of these subsidiaries are first satisfied.

We may incur losses as a result of ineffective risk management processes and strategies.

We seek to monitor and control our risk exposure through operational and compliance reporting systems, internal controls, management review processes and other mechanisms. Our investing and trading processes seek to balance our ability to profit from investment and trading positions with our exposure to potential losses. While we employ limits and other risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate economic and financial outcomes or the specifics and timing of such outcomes. Thus, we may, in the course of our investment and trading activities, incur losses, which may be significant.

In addition, we are investing our own capital in our funds and funds of funds as well as principal investing activities, and limitations on our ability to withdraw some or all of our investments in these funds or liquidate our investment positions, whether for legal, reputational, illiquidity or other reasons, may make it more difficult for us to control the risk exposures relating to these investments.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risks.

Our risk management strategies and techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. We seek to manage, monitor and control our operational, legal and regulatory risk through operational and compliance reporting systems, internal controls, management review processes and other mechanisms; however, there can be no assurance that our procedures will be fully effective. Further, our risk management methods may not effectively predict future risk exposures, which could be significantly greater than the historical measures indicate. In addition, some of our risk management methods are based on an evaluation of information regarding markets, clients and other matters that are based on assumptions that may no longer be accurate. A failure to adequately manage our growth, or to effectively manage our risk, could materially and adversely affect our business and financial condition.

We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, and breach of contract or other reasons. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. As an introducing broker, we could be held responsible for the defaults or misconduct of our customers. These may present credit concerns, and default risks may arise from events or circumstances that are difficult to detect, foresee or reasonably guard against. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. If any of the variety of instruments, processes and strategies we utilize to manage our exposure to various types of risk are not effective, we may incur losses.

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

We may incur significant charges or other challenges in connection with the restructuring and reduction of our European operations.

As a result of the strategic review of our operations we conducted in connection with our acquisition of BRC, we are implementing cost savings measures in the third quarter of 2014 that will result in a reduction in corporate overhead and the restructuring of our operations in Europe, including a reduction in force for some of our corporate employees and a significant number of our employees in the United Kingdom. In connection with such strategic review, we also restructured our UK appraisal business whereby we entered into a joint marketing and strategic alliance with an entity owned and controlled by our former UK appraisal senior management. As a result of such restructuring and reductions in force, revenues from our operations in Europe may significantly decrease in the future and we expect to incur a restructuring charge of approximately $2.0 million in the third quarter of 2014.

Our ability to use net loss carryovers to reduce our taxable income may be limited.

As a result of the common stock offering that was completed on June 5, 2014, the Company had a more than 50% ownership shift in accordance with Internal Revenue Code Section 382. Accordingly, the Company may be limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of June 30, 2014, the Company believes that the net operating loss that existed as of the more than 50% ownership shift will be utilized in future tax periods and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance. However, to the extent that the Company is unable to utilize such net operating loss, it may have a material adverse effect on our financial condition and results of operations.

Financial services firms have been subject to increased scrutiny over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.

Firms in the financial services industry have been operating in a difficult regulatory environment which we expect will become even more stringent in light of recent well-publicized failures of regulators to detect and prevent fraud. The industry has experienced increased scrutiny from a variety of regulators, including the SEC, the NYSE, FINRA and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory and enforcement environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including, but not limited to, the authority to fine us and to grant, cancel, restrict or otherwise impose conditions on the right to carry on particular businesses. For example, a failure to comply with the obligations imposed by the Exchange Act on broker-dealers and the Investment Advisers Act of 1940 on investment advisers, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act of 1940, could result in investigations, sanctions and reputational damage. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or FINRA or other self-regulatory organizations that supervise the financial markets. Substantial legal liability or significant regulatory action against us could have adverse financial effects on us or cause reputational harm to us, which could harm our business prospects.

In addition, financial services firms are subject to numerous conflicts of interests or perceived conflicts. The SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts and regularly review and update our policies, controls and procedures. However, appropriately addressing conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to appropriately address conflicts of interest. Our policies and procedures to address or limit actual or perceived conflicts may also result in increased costs and additional operational personnel. Failure to adhere to these policies and procedures may result in regulatory sanctions or litigation against us. For example, the research operations of investment banks have been and remain the subject of heightened regulatory scrutiny which has led to increased restrictions on the interaction between equity research analysts and investment banking professionals at securities firms. Several securities firms in the U.S. reached a global settlement in 2003 and 2004 with certain federal and state securities regulators and self-regulatory organizations to resolve investigations into the alleged conflicts of interest of research analysts, which resulted in rules that have imposed additional costs and limitations on the conduct of our business.

Asset management businesses have experienced a number of highly publicized regulatory inquiries which have resulted in increased scrutiny within the industry and new rules and regulations for mutual funds, investment advisors and broker-dealers. We are registered as an investment advisor with the SEC and the regulatory scrutiny and rulemaking initiatives may result in an increase in operational and compliance costs or the assessment of significant fines or penalties against our asset management business, and may otherwise limit our ability to engage in certain activities. In addition, the SEC staff has conducted studies with respect to soft dollar practices in the brokerage and asset management industries and proposed interpretive guidance regarding the scope of permitted brokerage and research services in connection with soft dollar practices. The SEC staff has indicated that it is considering additional rulemaking in this and other areas, and we cannot predict the effect that additional rulemaking may have on our asset management or brokerage business or whether it will be adverse to us. In addition, Congress is currently considering imposing new requirements on entities that securitize assets, which could affect our credit activities. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business.

Recently enacted financial reforms and related regulations may negatively affect our business activities, financial position and profitability.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) institutes a wide range of reforms that will impact financial services firms and requires significant rule-making. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. For example, in January 2011 the SEC released its mandated study on the effectiveness of current legal and regulatory standards for broker-dealers and investment advisers, which may result in the imposition of fiduciary duties on broker-dealers. The legislation and regulation of financial institutions, both domestically and internationally, include calls to increase capital and liquidity requirements; limit the size and types of the activities permitted; and increase taxes on some institutions. FINRA’s oversight over broker-dealers and investment advisors may be expanded, and new regulations on having investment banking and securities analyst functions in the same firm may be created. Many of the provisions of the Dodd-Frank Act are subject to further rule making procedures and studies and will take effect over several years. As a result, we cannot assess the impact of these new legislative and regulatory changes on our business at the present time. However, these legislative and regulatory changes could affect our revenue, limit our ability to pursue business opportunities, impact the value of assets that we hold, require us to change certain of our business practices, impose additional costs on us, or otherwise adversely affect our businesses. If we do not comply with current or future legislation and regulations that apply to our operations, we may be subject to fines, penalties or material restrictions on our businesses in the jurisdiction where the violation occurred. Accordingly, such new legislation or regulation could have an adverse effect on our business, results of operations, cash flows or financial condition.

Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our business.

As we have expanded the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our and our funds’ and clients’ investment and other activities. Certain of our funds have overlapping investment objectives, including funds which have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among ourselves and those funds. For example, a decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of the Company or other funds to take any action.

In addition, there may be conflicts of interest regarding investment decisions for funds in which our officers, directors and employees, who have made and may continue to make significant personal investments in a variety of funds, are personally invested. Similarly, conflicts of interest may exist or develop regarding decisions about the allocation of specific investment opportunities between the Company and the funds.

We also have potential conflicts of interest with our investment banking and institutional clients including situations where our services to a particular client or our own proprietary or fund investments or interests conflict or are perceived to conflict with a client. It is possible that potential or perceived conflicts could give rise to investor or client dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation, which would materially adversely affect our business in a number of ways, including as a result of redemptions by our investors from our hedge funds, an inability to raise additional funds and a reluctance of counterparties to do business with us.

Our exposure to legal liability is significant, and could lead to substantial damages.

We face significant legal risks in our businesses. These risks include potential liability under securities laws and regulations in connection with our capital markets, asset management and other businesses. The volume and amount of damages claimed in litigation, arbitrations, regulatory enforcement actions and other adversarial proceedings against financial services firms have increased in recent years. We also are subject to claims from disputes with our employees and our former employees under various circumstances. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time, making the amount of legal reserves related to these legal liabilities difficult to determine and subject to future revision. Legal or regulatory matters involving our directors, officers or employees in their individual capacities also may create exposure for us because we may be obligated or may choose to indemnify the affected individuals against liabilities and expenses they incur in connection with such matters to the extent permitted under applicable law. In addition, like other financial services companies, we may face the possibility of employee fraud or misconduct. The precautions we take to prevent and detect this activity may not be effective in all cases and there can be no assurance that we will be able to deter or prevent fraud or misconduct. Exposures from and expenses incurred related to any of the foregoing actions or proceedings could have a negative impact on our results of operations and financial condition. In addition, future results of operations could be adversely affected if reserves relating to these legal liabilities are required to be increased or legal proceedings are resolved in excess of established reserves.

Misconduct by our employees or by the employees of our business partners could harm us and is difficult to detect and prevent.

There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur at our firm. For example, misconduct could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm. It is not always possible to deter misconduct and the precautions we take to detect and prevent this activity may not be effective in all cases. Our ability to detect and prevent misconduct by entities with whom we do business may be even more limited. We may suffer reputational harm for any misconduct by our employees or those entities with whom we do business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the second quarter of 2014, we initiated a strategic review of our operations taking into account the planned synergies with BRC. On August 13, 2014, as a result of the strategic review, our Board of Directors ratified and approved the Company’s implementation of cost savings measures that we expect will result in a reduction in corporate overhead and the restructuring of our operations in Europe. We implemented a reduction in force for some of our corporate employees and a significant number of our employees in the United Kingdom. These cost savings initiatives are expected to result in a restructuring charge of $2.0 million in the third quarter of 2014. The restructuring charge is anticipated to consist of payroll and severance costs of approximately $1.3 million and other corporate expenses of approximately $0.7 million. In connection with the strategic review, we also restructured our UK appraisal business whereby we entered into a joint marketing and strategic alliance with an entity owned and controlled by our former UK appraisal senior management. The Company anticipates that the foregoing actions, collectively, will result in future cash expenditures of $2.0 million during the third quarter of 2014. As a result of such reductions in force and restructuring, which the Company expects to be completed in the third quarter of 2014, the Company anticipates a shift in its strategic focus from Europe which may result in a reduction in revenues from our European operations.

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

Great American Group, Inc.

Date: August 14, 2014	By:	/s/ PHILLIP J. AHN
Name: Phillip J. Ahn Title: Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
2.1(1)	Acquisition Agreement, dated May 19, 2014, by and among Great American Group, Inc., Darwin Merger Sub I, Inc., B. Riley Capital Markets, LLC, B. Riley and Co. Inc., B. Riley & Co. Holdings, LLC, Riley Investment Management LLC, and Bryant Riley.
3.1*	Certificate of Incorporation of Great American Group, Inc., dated as of May 7, 2009.
3.2*	Certificate of Amendment of the Certificate of Incorporation, dated as of May 30, 2014.
10.1(1)	Securities Purchase Agreement, dated May 19, 2014, by and among Great American Group, Inc. and each purchaser identified on Annex A thereto.
10.2(1)	Form of Registration Rights Agreement.
10.3(1)	Letter Agreement, dated May 19, 2014, by and between Great American Group, Inc. and Andrew Gumaer.
10.4(1)	Letter Agreement, dated May 19, 2014, by and between Great American Group, Inc. and Harvey Yellen.
10.5(1)#	Employment Agreement, dated May 19, 2014, by and between Great American Group, Inc. and Bryant Riley.
10.6(1)#	Amended and Restated Employment Agreement, dated May 19, 2014, by and between Great American Group, Inc. and Andrew Gumaer.
10.7(1)#	Amended and Restated Employment Agreement, dated May 19, 2014, by and between Great American Group, Inc. and Harvey Yellen.
10.8*	First Amendment to Credit Agreement and Limited Consent and Waiver, dated as of May 28, 2014, by and among Wells Fargo Bank, National Association, Great American Group WF, LLC, Great American Group, Inc. and Great American Group, LLC.
10.9(2)	Escrow Agreement, dated June 18, 2014, by and among Great American Group, Inc., Bryant Riley and Continental Stock Transfer & Trust Company, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1*†	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*†	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
†	These exhibits are being “furnished” and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.
#	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2014.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2014.

