Form 10-Q
period 2014-09-30
B. Riley Financial, Inc.
filed 2014-11-06
CIK 1464790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-54010

B. RILEY FINANCIAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-0223495
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

21860 Burbank Boulevard, Suite 300 South
Woodland Hills, CA	91367
(Address of Principal Executive Offices)	(Zip Code)

(818) 884-3737
(Registrant’s telephone number, including area code)

Great American Group, Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

As of November 5, 2014, there were 15,977,482 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

B. Riley Financial, Inc.

Quarterly Report on Form 10-Q

For The Quarter Ended September 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	September 30,	December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$25,542	$18,867
Restricted cash	3,578	325
Securities owned, at fair value	16,164	—
Accounts receivable, net	11,546	8,858
Lease finance receivable	7,992	8,099
Advances against customer contracts	175	1,058
Due from related parties	66	—
Goods held for sale or auction	3,152	13,964
Note receivable related party - current portion	—	703
Deferred income taxes	3,649	3,870
Prepaid expenses and other current assets	1,453	948
Total current assets	73,317	56,692
Note receivable related party - net of current portion	—	497
Property and equipment, net	862	1,090
Goodwill	27,639	5,688
Other intangible assets, net	2,865	140
Deferred income taxes	9,666	8,739
Other assets	1,411	831
Total assets	$115,760	$73,677
Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$12,574	$11,578
Due to related parties	—	45
Auction and liquidation proceeds payable	1,220	—
Mandatorily redeemable noncontrolling interests	2,823	2,823
Securities sold not yet purchased	2,811	—
Asset based credit facility	—	5,710
Revolving credit facility	425	333
Current portion of long-term debt	—	1,724
Notes payable	6,570	6,856
Total current liabilities	26,423	29,069
Long-term debt, net of current portion	—	48,759
Total liabilities	26,423	77,828
Commitments and contingencies
B. Riley Financial, Inc. stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 135,000,000 shares authorized; 15,977,482 and 1,500,107 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	2	—
Additional paid-in capital	99,454	3,086
Retained earnings (deficit)	(9,590)	(6,611)
Accumulated other comprehensive income (loss)	(627)	(638)
Total B. Riley Financial, Inc. stockholders' equity (deficit)	89,239	(4,163)
Noncontrolling interests	98	12
Total equity (deficit)	89,337	(4,151)
Total liabilities and equity (deficit)	$115,760	$73,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Services and fees	$20,669	$11,361	$48,001	$42,221
Sale of goods	5	10,390	9,273	15,723
Total revenues	20,674	21,751	57,274	57,944
Operating expenses:
Direct cost of services	4,918	5,644	16,206	17,431
Cost of goods sold	1,747	8,240	10,811	11,273
Selling, general and administrative	12,714	7,085	31,276	28,048
Restructuring charge	2,548	—	2,548	—
Total operating expenses	21,927	20,969	60,841	56,752
Operating income (loss)	(1,253)	782	(3,567)	1,192
Other income (expense):
Interest income	3	31	9	38
Loss from equity investment in Great American Real Estate, LLC	—	—	—	(15)
Loss from equity investment in Shoon Trading Limited	—	(143)	—	(143)
Interest expense	(53)	(567)	(1,130)	(1,838)
Income (loss) before provision for income taxes	(1,303)	103	(4,688)	(766)
Benefit for income taxes	387	133	1,795	342
Net income (loss)	(916)	236	(2,893)	(424)
Net income (loss) attributable to noncontrolling interests	(48)	(130)	86	(548)
Net income (loss) attributable to B. Riley Financial, Inc.	$(868)	$366	$(2,979)	$124
Basic Income (loss) per share	$(0.05)	$0.26	$(0.40)	$0.09
Diluted income (loss) per share	$(0.05)	$0.24	$(0.40)	$0.08
Weighted average basic shares outstanding	15,911,482	1,434,107	7,492,295	1,434,107
Weighted average diluted shares outstanding	15,911,482	1,494,528	7,492,295	1,494,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss)	$(916)	$236	$(2,893)	$(424)
Other comprehensive income (loss):
Unrealized loss on available for sale securities, net of tax benefit of $4	(6)	-	(6)	-
Change in cumulative translation adjustment	37	(63)	17	(289)
Other comprehensive income (loss), net of tax	31	(63)	11	(289)
Total comprehensive income (loss)	(885)	173	(2,882)	(713)
Comprehensive income (loss) attributable to noncontrolling interests	(48)	(130)	86	(548)
Comprehensive income (loss) attributable to B. Riley Financial, Inc.	$(837)	$303	$(2,968)	$(165)

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity (Deficit)

(Unaudited)

(Dollars in thousands)

							Accumulated
					Additional	Retained	Other		Total
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Interests	(Deficit)
Balance, January 1, 2013	—	$—	1,500,107	$—	$3,086	$(7,669)	$(520)	$928	$(4,175)
Net loss for the nine months ended September 30, 2013						124		(548)	(424)
Foreign currency translation adjustment							(289)		(289)
Changes in noncontrolling interests from deconsolidation of Shoon Trading Limited								(352)	(352)
Changes in noncontrolling interests								(80)	(80)
Balance, September 30, 2013	—	$—	1,500,107	$—	$3,086	$(7,545)	$(809)	$(52)	$(5,320)

Balance, January 1, 2014	—	$—	1,500,107	$—	$3,086	$(6,611)	$(638)	$12	$(4,151)
Issuance of common stock on June 5, 2014 for cash net of issuance costs of $215			10,289,300	1	51,232				51,233
Foregiveness of long-term debt on June 5, 2014 from the former Great American Group Members					18,759				18,759
Issuance of common stock for acquisition of B. Riley & Co. on June 18, 2014			4,191,512	1	26,406				26,407
B. Riley Financials, Inc. common stock owned by B. Riley & Co, Inc. - cancelled upon acquisition			(3,437)	-	(29)				(29)
Net loss for the nine months ended
September 30, 2014						(2,979)		86	(2,893)
Unrealized loss on available for sale investments, net of tax benefit of $4							(6)		(6)
Foreign currency translation adjustment							17		17
Balance, September 30, 2014	—	$—	15,977,482	$2	$99,454	$(9,590)	$(627)	$98	$89,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,893)	$(424)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	451	1,717
Provision for credit losses	166	8
Impairment of goods held for sale or auction	1,750	28
Loss on disposal of fixed assets	77	–
Effect of foreign currency on operations	78	(289)
Loss from equity investments	–	158
Deferred income taxes	(1,865)	(78)
Income allocated to mandatorily redeemable noncontrolling interests and redeemable noncontrolling interests	1,580	1,564
Change in operating assets and liabilities:
Accounts receivable and advances against customer contracts	(110)	3,698
Lease finance receivable	107	(8,644)
Securities owned	(14,289)	–
Amounts due from (due to) related parties	(111)	(18)
Inventory	–	450
Goods held for sale or auction	9,062	7,309
Prepaid expenses and other assets	(675)	(380)
Accounts payable and accrued expenses	(2,193)	(6,307)
Securities sold, not yet purchased	1,860	–
Auction and liquidation proceeds payable	1,220	(830)
Net cash used in operating activities	(5,785)	(2,038)
Cash flows from investing activities:
Purchases of property and equipment	(143)	(972)
Deconsolidation of Shoon Trading Company Limited	–	(771)
Decrease in note receivable - related party	1,200	611
Cash acquired in acquisition of B Riley & Co.	2,668	–
Equity investment in Great American Real Estate, LLC	–	(15)
Decrease in restricted cash	(3,203)	5,385
Net cash provided by investing activities	522	4,238
Cash flows from financing activities:
Repayments of capital lease obligations	–	(13)
Repayment of asset based credit facility	(5,710)	–
(Repayment) proceeds from revolving line of credit	92	(1,048)
Repayments of notes payable	(286)	(2,496)
Repayments of long term debt	(31,724)	(1,724)
Proceeds from issuance of common stock	51,233	–
Distribution to noncontrolling interests	(1,494)	(1,588)
Net cash provided by (used in) financing activities	12,111	(6,869)
Increase (decrease) in cash and cash equivalents	6,848	(4,669)
Effect of foreign currency on cash	(173)	(83)
Net increase (decrease) in cash and cash equivalents	6,675	(4,752)
Cash and cash equivalents, beginning of period	18,867	18,721
Cash and cash equivalents, end of period	$25,542	$13,969
Supplemental disclosures:
Interest paid	$1,389	$1,874
Taxes paid	$2	$175

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

NOTE 1—ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

B. Riley Financial, Inc. (formerly known as Great American Group, Inc.) and its subsidiaries (collectively the “Company”) provide (i) asset disposition, valuation and appraisal, capital advisory, and real estate consulting services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional services firms throughout the United States, Canada, and the United Kingdom and (ii) following the Company’s acquisition of B. Riley & Co. Inc. (“BRC”) on June 18, 2014, as more fully described below, corporate finance, research, sales and trading services to corporate, institutional and high net worth clients.

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

On June 5, 2014, we completed a private placement of 10,289,300 shares of our common stock at a purchase price of $5.00 per share (the “Private Placement”). 53 accredited investors (the “Investors”) participated in the Private Placement pursuant to the terms and provisions of a securities purchase agreement entered into among us and the Investors on May 19, 2014. At the closing of the Private Placement on June 5, 2014, the Company received aggregate gross proceeds of approximately $51,447. On June 5, 2014, we used $30,180 of the net proceeds from the Private Placement to repay long-term debt payable to Andrew Gumaer and Harvey Yellen, the two former Great American Members (as described in Note 7 below), both of whom were executive officers and directors of the Company at the time of such repayment. The $30,000 principal payment and then outstanding accrued interest of $180 retired the entire $48,759 face amount of the long-term debt at a discount of $18,759. The discount of $18,759 has been recorded as a capital contribution to additional paid in capital in our consolidated financial statements.

Acquisition of B. Riley and Co. Inc.

On June 18, 2014, the Company completed the acquisition of BRC pursuant to the terms of the Acquisition Agreement (the “Acquisition Agreement”), dated as of May 19, 2014, by and among the Company, Darwin Merger Sub I, Inc., a wholly owned subsidiary of the Company, B. Riley Capital Markets, LLC, a wholly owned subsidiary of the Company (“BCM”), BRC, B. Riley & Co. Holdings, LLC (“BRH”), Riley Investment Management LLC (“RIM,” and collectively with BRC and BRH, the “B. Riley Entities”) and Bryant Riley, a director of the Company and principal owner of each of the B. Riley Entities. In connection with the Company’s acquisition of BRC, Darwin Merger Sub I, Inc. merged with and into BRC, and BRC subsequently merged with and into BCM, with BCM surviving as a wholly owned subsidiary of the Company. The Company completed the acquisitions of BRH and RIM on August 1, 2014 in accordance with the terms of the Acquisition Agreement.

The Company acquired BRC in exchange for the issuance of shares of its common stock. The Company issued 4,191,512 shares of newly issued common stock for a total preliminary purchase price of $26,407, which was paid at the initial closing of the transaction on June 18, 2014. The fair value of the newly issued shares of the Company’s common stock for accounting purposes was determined based on the closing market price of the Company’s shares of common stock on the acquisition date, less a 25% discount for lack of marketability as the shares issued are subject to certain restrictions that limit their trade or transfer. The BRC acquisition has been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the June 18, 2014 acquisition date for BRC and August 1, 2014 for BRH and RIM. The application of the acquisition method of accounting resulted in goodwill of $21,951. Acquisition related costs, such as legal, accounting, valuation and other professional fees to the acquisition of BRC in the amount of $995 were charged against earnings in the second quarter of 2014. All of the recognized goodwill is expected to be non-deductible for tax purposes.

The preliminary purchase price allocation was as follows:

Tangible assets acquired and assumed:
Cash and cash equivalents	$2,667
Restricted cash	50
Securities owned	1,875
Accounts receivable	1,845
Prepaid expenses and other assets	406
Property and equipment	75
Accounts payable and accrued liabilities	(3,182)
Securities sold, not yet purchased	(922)
Deferred tax liability	(1,158)
Customer relationships	1,200
Tradename	1,600
Goodwill	21,951
Total	$26,407

The amount of revenue and earnings attributable to BRC in the Company’s consolidated statement of operations during the three and nine months ended September 30, 2014 were as follows:

		Period from
	Three Months	June 18, 2014
	Ended	through
	September 30, 2014	September 30, 2014
Revenues	$9,508	$9,875
Income before income taxes	2,898	2,735

Restructuring Charge

During the second quarter of 2014, we initiated a strategic review of our operations taking into account the planned synergies as a result of the acquisition of BRC. On August 13, 2014, as a result of the strategic review, our Board of Directors ratified and approved the Company’s implementation of cost savings measures that resulted in a reduction in corporate overhead and the restructuring of our operations in Europe. We implemented a reduction in force for some of our corporate employees and a significant number of our employees in the United Kingdom and we closed one of our offices in Deerfield, Illinois. These initiatives resulted in a restructuring charge of $2,538 in the third quarter of 2014. The restructuring charge consists of payroll and severance costs of $1,595, office closure costs of $686 and other expenses of $267. As a result of such reductions in force and restructuring, which the Company completed in the third quarter of 2014, the Company anticipates a shift in its strategic focus from Europe which may result in a reduction in revenues from our European operations. The related accruals are included in accounts payable and accrued expenses in the condensed consolidated balance sheet. The following table summarizes the restructuring charge during 2014:

	Auction &	Valuation &	Corporate &
	Liquidation	Appraisal	Other
	Segment	Segment	Expenses	Total
Expensed during 2014:
Payroll and severance costs	$951	$131	$513	$1,595
Office closure	295	8	383	686
Other charges	93	64	110	267
Total expensed during the 2014	1,339	203	1,006	2,548
Paid during 2014	1,077	203	623	1,903
Accrued balance at September 30, 2014	$262	$-	$383	$645

Registration Rights Agreement

The Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the investors participating in the Private Placement and selling shareholders of BRC. In accordance with the terms of the Registration Rights Agreement, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission covering the resale of the common stock issued in the Private Placement and acquisition of BRC on September 18, 2014.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue	$20,700	$28,214	$71,792	$77,704
Net income	(896)	1,121	(687)	2,473
Basic income (loss) per share	$0.06	$0.20	$(0.07)	$0.44
Diluted income (loss) per share	$0.06	$0.20	$(0.07)	$0.44
Weighted average basic shares outstanding	15,911,482	5,622,182	10,069,572	5,622,182
Weighted average diluted shares outstanding	15,911,482	5,682,603	10,069,572	5,682,603

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of B. Riley Financial, Inc. and its wholly-owned and majority-owned subsidiaries. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 31, 2014. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

Revenues in the Valuation and Appraisal segment are primarily comprised of fees for valuation and appraisal services. Revenues are recognized upon the delivery of the completed services to the related customers and collection of the fee is reasonably assured. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs which totaled $752 and $680 for the three months ended September 30, 2014 and 2013, respectively, and $2,267 and $2,071 for the nine months ended September 30, 2014 and 2013, respectively.

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

Commission and fees earned on the sale of goods at auction and liquidation sales are recognized when evidence of an arrangement exists, the sales price has been determined, title has passed to the buyer and the buyer has assumed the risks of ownership and collection is reasonably assured. The commission and fees earned for these services are included in revenues in the accompanying condensed consolidated statement of operations. Under these types of arrangements, revenues also include contractual reimbursable costs which totaled $1,363 and $1,952 for the three months ended September 30, 2014 and 2013, respectively, and $4,054 and $4,557 for the nine months ended September 30, 2014 and 2013, respectively.

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

Revenues from sales-type leases are recorded as an asset at lease inception. The asset is recorded at the aggregate future minimum lease payments, estimated residual value of the leased equipment, and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. During the three months ended September 30, 2013, the terms of the purchase agreement for four oil rigs that was included in leased equipment at December 31, 2012 were amended to, among other things, eliminate the right of the lessor to return the oil rigs to the Company. This amendment changed the classification of the lease from an operating lease to a sales-type lease and resulted in the Company recording revenues from the sale of the oil rigs of $9,280 and cost of goods sold of $7,447 during the three and nine months ended September 30, 2013.

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

In the normal course of business, the Company will enter into collaborative arrangements with other merchandise liquidators to collaboratively execute auction and liquidation contracts. The Company’s collaborative arrangements specifically include contractual agreements with other liquidation agents in which the Company and such other liquidation agents actively participate in the performance of the liquidation services and are exposed to the risks and rewards of the liquidation engagement. The Company’s participation in collaborative arrangements including its rights and obligations under each collaborative arrangement can vary. Revenues from collaborative arrangements are recorded net based on the proceeds received from the liquidation engagement. Amounts paid to participants in the collaborative arrangements are reported separately as direct costs of revenues. Revenue from collaborative arrangements in which the Company is not the majority participant is recorded net based on the Company’s share of proceeds received. There were no revenues or direct cost of services subject to collaborative arrangements during the three and nine months ended September 30, 2014 and there were no revenues and $43 of direct costs of services subject to collaborative arrangements during the three months ended September 30, 2013 and $8,092 of revenues and $1,070 of direct cost of services subject to collaborative arrangements during the nine months ended September 30, 2013.

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

Revenue from the sale of four oil rigs represented 42.7% and 16.0% of total revenues during the three and nine months ended September 30, 2013. Revenues from one liquidation service contract represented 14.0% of total revenues during the nine months ended September 30, 2013. Revenues in the Valuation and Appraisal segment and the Auction and Liquidation segment are currently primarily generated in the United States.

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

As of September 30, 2014, restricted cash included $50 of cash segregated in a special reserve bank account for the benefit of customers related to our broker dealer, $3,450 of cash collateral for letters of credit and $78 of cash collateral for electronic payment processing in the United Kingdom. As of December 31, 2013, restricted cash included $165 of cash collateral for electronic payment processing in the United Kingdom and $160 of cash collected from the leasing transactions related to four oil rigs that collateralize the related note payable, which had an outstanding principal amount of $6,856 as of December 31, 2013.

(i)	Accounts Receivable

Accounts receivable represents amounts due from the Company’s auction and liquidation, valuation and appraisal and corporate finance and investment banking customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. Bad debt expense and changes in the allowance for doubtful accounts for the three and nine months ended September 30, 2014 and 2013 are included in Note 3.

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

Lease finance receivables consist of the Company’s net investment in sales-type leases for four oil rigs as of September 30, 2014 and December 31, 2013. As of September 30, 2014, the remaining gross lease payments in accordance with the purchase lease of $8,450 are payable through December 15, 2014. The gross lease payments include a bargain purchase option in the amount of $4,242 that is payable on December 15, 2014. The lessee is currently in default and in arrears on certain lease payments in the amount of $3,567. The lease payments are guaranteed by the parent company of the lessee and the Company has notified the lessee that it is in default under the lease and demanded payment.  In response to this, on June 16, 2014, the lessee has demanded binding arbitration.  The Company believes that such arbitration will result in the lessee being required to fulfill its obligation under the lease contract.  As such, no reserve for uncollectable amounts under lease has been recorded in the condensed consolidated financial statements as of September 30, 2014.  An unfavorable outcome from the arbitration may be possible; however, at the present time it is not considered by management to be probable or reasonably estimable.  In the event the outcome of the arbitration is unfavorable, the impact on the Company's results of operations and financial position could be adverse. The lease finance receivable is comprised of the following:

	September 30,	December 31,
	2014	2013

Minimum lease payment receivable	$4,208	$4,367
Lease purchase option	4,242	4,242
Unearned income	(458)	(510)
Total lease finance receivable	$7,992	$8,099

(m)	Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation and amortization expense was $122 and $143 for the three months ended September 30, 2014 and 2013, respectively, and $375 and $465 for the nine months ended September 30, 2014 and 2013, respectively.

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

As of September 30, 2014, the Company’s securities owned and securities sold not yet purchased at fair value consisted of the following securities:

September 30,
2014
Securities Owned:
Common stocks	$15,342
Corporate debt securities	153
Options	669
Total	$16,164

Securities Sold Not Yet Purchased:
Common stocks	$221
Corporate debt securities	326
Mutual funds	2,187
Options	77
Total	$2,811

(o)	Fair Value Measurements

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. The Company also records mandatorily redeemable noncontrolling interests that were issued after November 5, 2003 at fair value with fair value determined in accordance with the Accounting Standards Codification (“ASC”). The following table below presents information about the Company’s securities owned, mandatorily redeemable noncontrolling interests and securities sold not yet purchased that are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 which are categorized using the three levels of fair value hierarchy. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2014 and December 31, 2013.

	Financial Assets and Liabilities Measured at Fair Value on a
	Recurring Basis at September 30, 2014, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	September 30,	identical assets	inputs	inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities owned
Common stock	$15,342	$15,342	$-	$-
Corporate debt securities	153		153
Options	669	669	-	-
Total assets measured at fair value	$16,164	$16,011	$153	$-

Liabilities:
Securities sold not yet purchased
Common stock	$221	$221	$-	$-
Corporate debt securities	326	-	326	-
Mutual finds	2,187	2,187	-	-
Options	77	77	-	-
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	2,225	-	-	2,225
Total liabilities measured at fair value	$5,036	$2,485	$326	$2,225

	Financial Assets and Liabilities Measured at Fair Value on a
	Recurring Basis at December 31, 2013, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,273	$-	$-	$2,273
Total liabilities measured at fair value	$2,273	$-	$-	$2,273

The Company determined the fair value of mandatorily redeemable noncontrolling interests described above based on the issuance of similar interests for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports and internal valuation models. The amount reported at fair value at September 30, 2014 and December 31, 2013 also includes the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis. The fair value measurement of the noncontrolling interests decreased by $48 during the nine months ended September 30, 2014. The decrease in the fair value measurement was due to a decrease in undistributed earnings attributable to the noncontrolling interest. At September 30, 2014, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country's currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using exchange rates at the period-end date. The effects of foreign currency translation adjustments are included in stockholders' equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Foreign currency transaction losses were $32 and $76 during the three and nine months ended September 30, 2014 and foreign currency transaction gains were $445 and $190 during the three and nine months ended September 30, 2013. These amounts are included in selling, general and administrative expenses in our consolidated statements of operations.

(q)	Supplemental Cash Flows Disclosure

During the nine months ended September 30, 2014, supplemental non-cash activity included a decrease in long term debt of $18,759 related to the discount on the retirement of the long term debt payable to Andrew Gumaer and Harvey Yellen, the two former Great American Members (as more fully described in Notes 1 and 7), both of whom were executive officers and directors of the Company at the time of such retirement. The $48,759 principal amount of long-term debt was repaid in full with a cash payment of $30,000 on June 5, 2014. The discount of $18,759 has been recorded as a capital contribution to additional paid in capital in our consolidated financial statements.

NOTE 3— ACCOUNTS RECEIVABLE

The components of accounts receivable, net, include the following:

	September 30,	December 31,
	2014	2013
Accounts receivable	$8,387	$8,402
Investment banking fees, commissions and other receivables	2,641	-
Unbilled receivables	933	731
Total accounts receivable	11,961	9,133
Allowance for doubtful accounts	(415)	(275)
Accounts receivable, net	$11,546	$8,858

Additions and changes to the allowance for doubtful accounts consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Balance, beginning of period	$331	$371	$275	$371
Add: Additions to reserve	133	13	166	13
Add: Adjustments from B. Riley & Co. Acquisition	(31)	-	-	-
Less: Write-offs	(18)	(13)	(26)	(13)
Less: Recoveries	-	-	-	-
Balance, end of period	$415	$371	$415	$371

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

NOTE 4— GOODS HELD FOR SALE OR AUCTION

	September 30,	December 31,
	2014	2013

Machinery and equipment	$3,058	$13,464
Aircraft parts	94	500
Total	$3,152	$13,964

Goods held for sale or auction includes machinery and equipment and aircraft parts. At September 30, 2014 and December 31, 2013, machinery and equipment consists of $350 and $10,756, respectively, of machinery and equipment and oil rigs with a carrying value of $2,708. At September 30, 2014 and December 31, 2013, aircraft parts is comprised primarily of aircraft parts with a carrying value of $94 and $500, respectively. During the three months ended September 30, 2014, the Company recorded an impairment charge of $1,750, which is included as a charge to cost of goods sold in the auction and liquidation segment, for goods held for sale or auction for a lower of cost or market adjustment.

The leased equipment with a carrying value of $2,708 as of September 30, 2014 serves as collateral for the related note payable, which had an outstanding principal amount of $6,570 as of September 30, 2014, as more fully described in Note 8.

NOTE 5— GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $5,688 at December 31, 2013 is comprised of $1,975 of goodwill in the Auction and Liquidation segment and $3,713 of goodwill in the Valuation and Appraisal segment. On June 18, 2014, goodwill increased by $21,951 from the Company’s purchase of BRC. The increase in goodwill represents the excess of the purchase price over the fair value of assets acquired and was recorded in the Capital Markets segment based on the preliminary purchase price allocation. The transaction with BRC is expected to result in synergies and allow the Company and BRC to leverage the contacts and relationships in each of the businesses.

Other intangible assets increased from $140 to $2,931 from the acquisition of BRC. In connection with the acquisition of BRC, other intangible assets acquired included $1,200 for customer relationships and $1,600 for the tradename of B. Riley. The customer relationships are being amortized over their estimated useful lives of 4 to 8 years and the tradename is not being amortized since it has an indefinite life. Amortization expense was $66 and $75 for the three and nine months ended September 30, 2014.

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

Interest expense totaled $28 (including amortization of deferred loan fees of $19) and $54 (including amortization of deferred loan fees of $23) for the three months ended September 30, 2014 and 2013, respectively, and $266 (including success fees of $162 and amortization of deferred loan fees of $69) and $206 (including amortization of deferred loan fees of $159) for the nine months ended September 30, 2014 and 2013, respectively. The Company had no outstanding balance for borrowings and letters of credit outstanding of $3,500 under this credit facility at September 30, 2014.

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

On February 3, 2012, Great American Group Advisory & Valuation Services, LLC (“GAAV”), a wholly owned subsidiary of the Company, entered into an amended Loan and Security Agreement (Accounts Receivable Line of Credit) (the “Line of Credit”) with BFI Business Finance (“BFI”) which increased the maximum borrowings allowed from $2,000 to $3,000. The Line of Credit is collateralized by the accounts receivable of GAAV and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Line of Credit. The interest rate under the Line of Credit is the prime rate plus 2% (6% at September 30, 2014), payable monthly in arrears. The maturity date of the Line of Credit is February 3, 2015 and the maturity date may be extended for successive periods equal to one year, unless GAAV gives BFI written notice of its intent to terminate the Line of Credit at least thirty days prior to the maturity date of the Line of Credit. BFI has the right to terminate the Line of Credit at its sole discretion upon giving sixty days’ prior written notice to GAAV. In connection with the Line of Credit, Great American Group, LLC (“GAG, LLC”) entered into a limited continuing guaranty of GAAV’s obligations under the Line of Credit. The outstanding balance under the Line of Credit was $425 at September 30, 2014 and $333 at December 31, 2013. Interest expense totaled $11 and $13 for the three months ended September 30, 2014 and 2013, respectively, and $36 and $78 for the nine months ended September 30, 2014 and 2013, respectively.

.

NOTE 7— LONG-TERM DEBT

Long-term debt consists of the following arrangements:

	September 30,	December 31,
	2014	2013
$60,000 notes payable to each of the former Great American Members and the Phantom
Equityholders of GAG, LLC issued in connection with the Acquisition dated July 31, 2009	$-	$50,483
Total long-term debt	-	50,483
Less current portion of long-term debt	-	1,724
Long-term debt, net of current portion	$-	$48,759

$60,000 Notes Payable

On July 31, 2009, the members of GAG, LLC (the “Great American Members”), a wholly owned subsidiary of the Company, contributed all of their membership interests of GAG, LLC to the Company in exchange for 528,000 shares of common stock of the Company and a subordinated unsecured promissory note in an initial principal amount of $60,000 issued in favor of the Great American Members and certain members of management of GAG, LLC prior to the Acquisition (as defined in Item 2 of this Quarterly Report) that were participants in a deferred compensation plan in 2009 (the “Phantom Equityholders”). In connection with the closing of the Acquisition, an initial principal payment of $4,383 was made, thereby reducing the principal amount of the note to $55,617. On August 28, 2009, the note was replaced with separate subordinated unsecured promissory notes (collectively, the “Notes”) issued in favor of each of the Great American Members and Phantom Equityholders. At December 31, 2013, the principal amount of $1,724 was payable to the Phantom Equityholders and $48,759 was payable to Andrew Gumaer and Harvey Yellen, the two former Great American Members, both of whom were executive officers and directors of the Company at such time. $640 of the principal amount outstanding at December 31, 2013 accrued interest at the rate of 12.0% per annum and the remaining $49,823 accrued interest at 3.75% per annum.

Of the total principal amount outstanding of $50,483 as of December 31, 2013, $1,724 had a maturity date of July 31, 2014 and the remaining $48,759 had a maturity date of July 31, 2018 (subject to annual principal payments based upon our cash flow, with certain limitations). On January 31, 2014, the Company paid in full the $640 of principal balance for the Notes to the Phantom Equityholders that had the 12.0% interest rate. On June 5, 2014, the Company used $30,180 of the net proceeds from the Private Placement to repay the Notes payable to Andrew Gumaer and Harvey Yellen. The $30,000 principal payment and then outstanding accrued interest of $180 retired the entire $48,759 face amount of outstanding Notes payable to Andrew Gumaer and Harvey Yellen. The discount of $18,759 for the repayment of the Notes payable to Andrew Gumaer and Harvey Yellen has been recorded as a capital contribution to additional paid in capital in our consolidated financial statements. On July 31, 2014, the remaining outstanding principal amount of $1,085 was paid in full to the Phantom Equityholders. As of August 1, 2014, there is no remaining outstanding principal or interest payable on the Notes.

Interest expense was $4 and $501 for the three months ended September 30, 2014 and 2013, respectively, and $812 and $1,524 for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 8— NOTES PAYABLE

On May 29, 2008, Great American Group Energy Equipment, LLC (“GAGEE”), a wholly owned subsidiary of the Company, entered into a credit agreement with Garrison Special Opportunities Fund LP and Gage Investment Group LLC (collectively, the “Lenders”) to finance the purchase of certain machinery and equipment to be sold at auction or liquidation. The original principal amount of the loan was $12,000 and borrowings bore interest at a rate of 20% per annum. The loan is collateralized by the machinery and equipment which were purchased with the proceeds from the loan. GAGEE was required to make principal and interest payments from proceeds from the sale of the machinery and equipment. GAGEE is a special purpose entity created to purchase the machinery and equipment, whose assets consist only of the machinery and equipment in question and whose liabilities are limited to the Lenders’ note and certain operational expenses related to this transaction. GAG, LLC guaranteed GAGEE’s liabilities to the Lenders up to a maximum of $1,200. The original maturity date of the loan was May 29, 2009; however, GAGEE exercised its right to extend the maturity date for 120 days until September 26, 2009. On September 26, 2009, the note payable became due and payable and on October 8, 2009, GAGEE and GAG, LLC entered into a Forbearance Agreement effective as of September 27, 2009 (the “Forbearance Agreement”) with the Lenders and Garrison Loan Agency Services LLC (the “Administrative Agent”), relating to the credit agreement, by and among GAGEE, as borrower, GAG, LLC, as guarantor, the Lenders and the Administrative Agent. Pursuant to the terms of the Forbearance Agreement, the Lenders agreed to forbear from exercising any of the remedies available to them under the credit agreement and the related security agreement unless a forbearance default occurs, as specified in the Forbearance Agreement. Pursuant to the Forbearance Agreement, and further amendments to the credit agreement for which the most recent amendment which was effective December 31, 2013 the maturity date of the note payable was extended to June 30, 2015 and the interest rate remained at 0% through maturity. The current amendment to the credit agreement provides for the lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable. GAGEE has no assets other than those collateralizing the loan which is comprised of a lease finance receivable of $7,992 and machinery and equipment with a carrying value of $2,708 that is included in goods held for sale or auction in the accompanying condensed consolidated balance sheet at September 30, 2014. GAG, LLC has satisfied its obligation to pay the $1,200 guarantee and the credit agreement does not provide for other recourse against GAG, LLC. At September 30, 2014 and December 31, 2013, the note payable balance was $6,570 and $6,856, respectively.

NOTE 9— INCOME TAXES

The Company’s effective income tax rate was 38.3% and 44.6% for the nine months ended September 30, 2014 and 2013, respectively. The effective tax rate for the nine months ended September 30, 2014 is lower than the comparable prior year period primarily due to the tax differential on net income attributable to noncontrolling interests during the nine months ended September 30, 2014 and the net loss attributable to noncontrolling interest during the nine months ended September 30, 2013.

As of September 30, 2014, the Company had federal net operating loss carryforwards of approximately $20,900, state net operating loss carryforwards of approximately $22,000, and foreign tax credit carryforwards of $342. The Company’s federal net operating loss carryforwards will expire in the tax year ending December 31, 2029, the state net operating loss carryforwards will expire in 2031, and the foreign tax credit carryforwards will expire in 2022.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. As a result of the common stock offering that was completed on June 5, 2014, the Company had a more than 50% ownership shift in accordance with Internal Revenue Code Section 382. Accordingly, the Company may be limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of September 30, 2014, the Company believes that the net operating loss that existed as of the more than 50% ownership shift will be utilized in future tax periods and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance.

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

NOTE 10— EARNINGS PER SHARE

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. There are 66,000 common shares issued to the former Great American Members that are held in escrow and subject to forfeiture upon the final settlement of claims for goods held for sale in connection with the Acquisition. During the three and nine months ended September 30, 2014, diluted earnings per share exclude 58,212 shares since they are anti-dilutive.

Basic and diluted earnings (loss) per share was calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss) attributable to B. Riley Financial, Inc.	$(868)	$366	$(2,979)	$124

Weighted average shares outstanding:
Basic	15,911,482	1,434,107	7,492,295	1,434,107
Effect of dilutive potential common shares:
Restricted stock units and non-vested shares	-	-	-	-
Contingently issuable shares	-	60,421	-	60,421
Diluted	15,911,482	1,494,528	7,492,295	1,494,528
Basic earnings (loss) per share	$(0.05)	$0.26	$(0.40)	$0.09
Diluted earnings (loss) per share	$(0.05)	$0.24	$(0.40)	$0.08

NOTE 11— COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject to certain legal and other claims that arise in the ordinary course of its business. The Company does not believe that the results of these claims are likely to have a material effect on its consolidated financial position or results of operations.

NOTE 12— RELATED PARTY TRANSACTIONS

At September 30, 2014, amounts due from related parties of $66 represented amounts due from CA Global Partners, LLC (“CA Global”). At December 31, 2013, amounts due to related parties of $45 represented amounts due to CA Global. CA Global is one of the members of Great American Global Partners, LLC (“GA Global Ptrs”) which started operations in the first quarter of 2013. The amount payable and receivable from CA Global represent amounts that were advanced or paid on behalf of the Company by CA Global at the balance sheet date in connection with certain auctions of wholesale and industrial machinery and equipment that CA Global manages on behalf of GA Global Ptrs.

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

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Auction and Liquidation reportable segment:
Revenues - Services and fees	$3,397	$4,555	$14,627	$21,462
Revenues - Sale of goods	5	9,372	9,273	9,521
Total revenues	3,402	13,927	23,900	30,983
Direct cost of services	(1,670)	(2,456)	(6,708)	(7,755)
Cost of goods sold	(1,747)	(7,573)	(10,811)	(7,707)
Selling, general, and administrative expenses	(1,460)	(1,883)	(7,292)	(8,769)
Restructuring charge	(1,339)	-	(1,339)	-
Depreciation and amortization	(19)	(42)	(92)	(132)
Segment income (loss)	(2,833)	1,973	(2,342)	6,620
Valuation and Appraisal reportable segment:
Revenues - Services and fees	7,764	6,806	23,499	20,759
Direct cost of services	(3,248)	(3,188)	(9,498)	(9,676)
Selling, general, and administrative expenses	(2,308)	(2,054)	(8,099)	(6,353)
Restructuring charge	(203)	-	(203)	-
Depreciation and amortization	(40)	(38)	(116)	(99)
Segment income	1,965	1,526	5,583	4,631
Capital Markets reportable segment:
Revenues - Services and fees	9,508	-	9,875	-
Selling, general, and administrative expenses	(6,527)	-	(7,046)	-
Depreciation and amortization	(83)	-	(94)	-
Segment income	2,898	-	2,735	-
UK Retail Stores reportable segment:
Revenues - Sale of goods	-	1,018	-	6,202
Cost of goods sold	-	(667)	-	(3,566)
Selling, general, and administrative expenses	-	(635)	-	(3,773)
Depreciation and amortization	-	(9)	-	(45)
Segment loss	-	(293)	-	(1,182)
Consolidated operating income from reportable segments	2,030	3,206	5,976	10,069
Corporate and other expenses (includes restructuring charge of $1,006 in each of the three and nine month periods ended September 30, 2014)	(3,283)	(2,424)	(9,543)	(8,877)
Interest income	3	31	9	38
Loss from equity investment in Great American Real Estate, LLC	-	-	-	(15)
Loss from equity investment in Shoon Trading Limited	-	(143)	-	(143)
Interest expense	(53)	(567)	(1,130)	(1,838)
Income (loss) before income taxes	(1,303)	103	(4,688)	(766)
Benefit for income taxes	387	133	1,795	342
Net income (loss)	(916)	236	(2,893)	(424)
Net income (loss) attributable to noncontrolling interests	(48)	(130)	86	(548)
Net income (loss) attributable to B. Riley Financial, Inc.	$(868)	$366	$(2,979)	$124
Capital expenditures:
Auction and Liquidation segment	$2	$78	$38	$314
Valuation and Appraisal segment	-	123	1	340
Capital Markets segment	99	-	104	-
UK Retail Stores segment	-	65	-	318
Total	$101	$266	$143	$972

	As of	As of
	September 30,	December 31,
	2014	2013
Total assets:
Auction and Liquidation segment	$31,382	$24,222
Valuation and Appraisal segment	8,888	8,611
Capital markets segment	53,091	-
Corporate and other segment	22,399	40,844
Total	$115,760	$73,677

The following table presents revenues by geographical area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Revenues - Services and fees:
United States	$20,517	$10,082	$44,199	$38,343
Europe	152	1,279	3,802	3,878
Total Revenues - Services and fees	20,669	11,361	48,001	42,221

Revenues - Sale of goods
United States	5	9,311	9,273	9,460
Europe	-	1,079	-	6,263
Total Revenues - Sale of goods	5	10,390	9,273	15,723

Total Revenues:
United States	20,522	19,393	53,472	47,803
Europe	152	2,358	3,802	10,141
Total Revenues - Services and fees	$20,674	$21,751	$57,274	$57,944

The following tables presents long-lived assets and identifiable assets by geographical area:

	As of	As of
	September 30,	December 31,
	2014	2013
Long-lived Assets - Property and Equipment, net:
United States	$862	$990
Europe	-	100
Total Long-lived Assets	$862	$1,090

Identifiable Assets:
United States	$113,787	$68,405
Europe	1,973	5,272
Total Long-lived Assets	$115,760	$73,677

NOTE 14— NET CAPITAL REQUIREMENTS

B. Riley & Co., LLC, a subsidiary of the Company, is a registered broker-dealer and, accordingly, is subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires B. Riley & Co., LLC to maintain minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1.  As of September 30, 2014, B. Riley & Co., LLC had net capital of $13,689 (an excess of $13,353).  B. Riley & Co., LLC’s net capital ratio for September 30, 2014 was 0.33 to 1.

NOTE 15— SUBSEQUENT EVENTS

On November 6, 2014, the Company changed its corporate name from Great American Group, Inc. to B. Riley Financial, Inc.

On October 29, 2014, the Company’s Board of Directors approved a dividend of $0.03 per share, which will be paid on or about December 9, 2014 to stockholders of records on November 18, 2014.

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

Except as otherwise required by the context, references in this Quarterly Report to:

•	“Great American,” “the Company,” “we,” “us” or “our” refer to the combined business of B. Riley Financial, Inc. and all of its subsidiaries after giving effect to (i) the contribution to B. Riley Financial, Inc. of all of the membership interests of Great American Group, LLC by the members of Great American, which transaction is referred to herein as the “Contribution”, (ii) the merger of Alternative Asset Management Acquisition Corp. with and into its wholly-owned subsidiary, AAMAC Merger Sub, Inc., referred to herein as “Merger Sub”, in each case, which occurred on July 31, 2009, referred to herein as the “Merger” and (iii) the acquisition of BRC on June 18, 2014. The Contribution and Merger are referred to herein collectively as the “Acquisition”;

•	“GAG, LLC” refers to Great American Group, LLC;

•	“the Great American Members” refers to the members of Great American Group, LLC prior to the Acquisition;

•	“Phantom Equityholders” refers to certain members of senior management of Great American Group, LLC prior to the Acquisition that were participants in a deferred compensation plan.

Overview

We are a leading provider of asset disposition, valuation and appraisal, and real estate consulting services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional service firms throughout the United States, Canada and Europe and, following our acquisition of B, Riley & Co. Inc. (“BRC”), a leading independent investment bank with offices in Los Angeles, Orange County, San Francisco and New York, on June 18, 2014, as more fully described below, corporate finance, research, sales and trading services to corporate, institutional and high net worth clients. The operations we acquired in such acquisition are included in our financial statements for the period from June 18, 2014, the date of acquisition, through September 30, 2014 and are reported as a separate segment, the capital markets segment. We now operate our business in three segments: auction and liquidation solutions, valuation and appraisal services and capital markets services. The divisions in our auction and liquidation segment assist clients in maximizing return and recovery rates through the efficient disposition of assets and provide clients with capital advisory, financing and real estate services. Such assets include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property. Our valuation and appraisal segment provides our clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs. Our capital markets segment provides investment banking, corporate finance, research, sales and trading services to corporate, institutional and high net worth clients.  From May 2012 to July 2013, we operated a UK retail stores segment that was created from our investment in Shoon Trading Limited (“Shoon”) on May 4, 2012, the date of investment. The operating results of our UK retail stores segment included the operations of ten retail shoe stores in the United Kingdom. As more fully described below, the Company no longer operates in the UK retail stores segment nor has a financial interest in the operations of Shoon, and the operating results of Shoon are not consolidated for any periods after July 31, 2013.

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

On May 4, 2012, we invested $0.1 million to acquire 44.4% of the common stock of Shoon, a shoe retailer with operations in the United Kingdom. Shoon purchased the rights to operate the former Shoon internet business and ten retail stores that were in administration in the United Kingdom. As part of the investment, we also loaned Shoon approximately $1.3 million collateralized by retail inventory. The loan bore interest at an annual rate of LIBOR plus 6.0%, payable monthly and had a maturity date of May 3, 2014. We exercised our right to appoint the Chairman of Shoon. Together with our 44.4% ownership of the common stock of Shoon and control of the majority of the board of directors, we had a controlling interest in Shoon and therefore consolidated Shoon’s operating results with ours. In August 2013, the Shoon shareholder agreement was amended and restated to eliminate our control rights. As a result of this amendment, Shoon’s operating results are not consolidated with the Company’s for any periods after July 31, 2013. Accordingly we have consolidated the operations of Shoon and included the results of operations of Shoon from May 4, 2012, the date of investment, through July 31, 2013 in our consolidated statements of operations. Our operating results for periods subsequent to July 31, 2013, include the income (loss) from our 44.4% equity investment in the common stock of Shoon. On August 2, 2013, an additional loan in the amount of $0.8 million was extended to Shoon with a maturity date of August 3, 2015. This increased the outstanding principal from both loans to $1.4 million. Interest on the new loan was payable monthly at 6.5%. Both of the loans were collateralized by the inventory of Shoon. In January 2014, Shoon was sold to a third party and our loans to Shoon were repaid to us. As a result, we no longer have a financial interest in the operations of Shoon. Revenues from the operation of the Shoon stores in the United Kingdom were $6.2 million and the loss from operating these stores was $1.2 million for the nine months ended September 30, 2013.

Historically, revenues from our auction and liquidation segment have comprised a significant amount of our total revenues and operating profits. During the nine months ended September 30, 2014 and 2013, revenues from our auction and liquidation segment were 41.7% and 53.5% of total revenues, respectively. Revenues we generate in the auction and liquidation segment vary significantly from quarter to quarter and have a significant impact on our operating results from period to period.

Recent Developments

On June 5, 2014, we completed a private placement of 10,289,300 shares of our common stock at a purchase price of $5.00 per share (the “Private Placement”). 53 accredited investors (the “Investors”) participating in the Private Placement pursuant to the terms and provisions of a securities purchase agreement entered into among us and the Investors on May 19, 2014. At the closing of the Private Placement on June 5, 2014, the Company received aggregate gross proceeds of approximately $51.4 million. On June 5, 2014, we used $30.2 million of the net proceeds from the Private Placement to repay long-term debt payable to Andrew Gumaer and Harvey Yellen, the two former Great American Members, both of whom were executive officers and directors of the Company at the time of such repayment. The $30.0 million principal payment and then outstanding accrued interest of $0.2 million retired the entire $48.8 million face amount of the long-term debt at a discount of $18.8 million. The discount of $18.8 million has been recorded as a capital contribution to additional paid in capital in our consolidated financial statements.

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

Revenues from the operations of BRC are reflected in the capital markets segment and totaled $9.9 million for the period from June 18, 2014 to September 30, 2104. Capital markets segment revenues include revenues from investment banking fees of $5.2 million, commissions and other income primarily earned from research, sales and trading of $3.7 million, and trading income of $1.0 million.

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

During the second quarter of 2014, we initiated a strategic review of our operations taking into account the planned synergies as a result of the acquisition of BRC. As a result of the strategic review, we implemented cost savings measures that resulted in a reduction in corporate overhead and the restructuring of our operations in Europe. In the third quarter of 2014, we implemented a reduction in force for some of our corporate employees and a significant number of our employees in the United Kingdom and we closed one of our offices in Deerfield, Illinois. These initiatives resulted in a restructuring charge of $2.5 million in the third quarter of 2014. As part of the strategic review, we restructured our UK appraisal business whereby we entered into a joint marketing and strategic alliance with an entity owned and controlled by our former UK appraisal senior management. As a result of the restructuring, the Company anticipates a shift in its strategic focus from Europe which are expected to result in a substantial reduction in revenues from European operations.

On November 6, 2014, we changed our corporate name from Great American Group, Inc. to B. Riley Financial, Inc. (the “Name Change”). In connection with the Name Change, we also changed our trading symbol on the Over-the-Counter Bulletin Board from “GAMR” to “RILY”.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, allowance for doubtful accounts, goods held for sale or auction, goodwill and other intangible assets, share-based compensation and income taxes can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended September 30, 2014.

Results of Operations

The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Condensed Consolidated Statements of Operations

(Dollars in thousands)

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Amount	%	Amount	%
Revenues:
Services and fees	$20,669	100.0%	$11,361	52.2%
Sale of goods	5	0.0%	10,390	47.8%
Total revenues	20,674	100.0%	21,751	100.0%

Operating expenses:
Direct cost of services	4,918	23.8%	5,644	25.9%
Cost of goods sold	1,747	8.5%	8,240	37.9%
Selling, general and administrative expenses	12,714	61.5%	7,085	32.6%
Restructuring charge	2,548	12.3%	-	0.0%
Total operating expenses	21,927	106.1%	20,969	96.4%
Operating income (loss)	(1,253)	-6.1%	782	3.6%
Other income (expense):
Interest income	3	0.0%	31	0.1%
Loss from equity investment in Shoon Trading Limited	-	0.0%	(143)	-0.7%
Interest expense	(53)	-0.2%	(567)	-2.5%
Income (loss) before benefit for income taxes	(1,303)	-6.3%	103	0.5%
Benefit for income taxes	387	1.9%	133	0.6%
Net income (loss)	(916)	-4.4%	236	1.1%
Net loss attributable to noncontrolling interests	(48)	0.2%	(130)	0.6%
Net income (loss) attributable to B. Riley Financial, Inc.	$(868)	-4.2%	$366	1.7%

Revenues.

The table below and the discussion that follows are based on how we analyze our business.

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013		Change
	Amount	%	Amount	%	Amount	%
Revenues - Serivces and Fees:
Auction and Liquidation segment	$3,397	16.4%	$4,555	20.9%	$(1,158)	-25.4%
Valuation and Appraisal segment	7,764	37.6%	6,806	31.3%	958	14.1%
Capital Markets segment	9,508	46.0%	-	n/a	9,508	n/a
Subtotal	20,669	100.0%	11,361	52.2%	9,308	81.9%

Revenues - Sale of goods
Auction and Liquidation	5	n/m	9,372	43.2%	(9,367)	n/m
UK Retail Stores	-	n/a	1,018	4.7%	(1,018)	n/a
Subtotal	5	n/a	10,390	47.8%	(10,385)	n/m

Total revenues	$20,674	100.0%	$21,751	100.0%	$(1,077)	-5.0%

n/m - Not meaningful.

Total revenues decreased $1.1 million, or 5.0%, to $20.7 million during the three months ended September 30, 2014 from $21.8 million during the three months ended September 30, 2013. The decrease in revenues during the three months ended September 30, 2014 was primarily due to a decrease in revenues from sales of goods of $10.4 million, offset by an increase in revenues from services and fees of $9.3 million. The decrease in revenues from sales of goods was primarily due to a decrease in revenues of $9.4 million related to the sale of goods where we hold title in the auction and liquidation segment and a decrease in revenues of $1.0 million related to the sale of goods in our UK retail stores segment as the operating results of Shoon are not consolidated in our financial statements for any periods after July 31, 2013 as described above. During the three months ended September 30, 2013, sale of goods included the sale of four oil rigs in the amount of $9.3 million as more fully discussed in Note 4 to the condensed consolidated financial statements. The increase in revenues from services and fees of $9.3 million was primarily due to an increase in revenues of $1.0 million from our valuation and appraisal segment and $9.5 million from our capital markets segment, which includes the operating results of the operations from BRC during the third quarter of 2014, offset by a decrease in revenues of $1.2 million in our auction and liquidation segment.

Revenues from services and fees in the auction and liquidation segment decreased $1.2 million, or 25.4%, to $3.4 million during the three months ended September 30, 2014 from $4.6 million during the three months ended September 30, 2013. The decrease in revenues of $1.2 million was primarily due to a decrease in revenues from retail liquidation engagements of $1.2 million, of which $1.1 million of the decrease was from our retail liquidation operations in the United Kingdom. As a result of the strategic review that we started in the second quarter of 2014, we restructured of our operations in the United Kingdom and we implemented a reduction in force for most of our employees in the United Kingdom.

Revenues from services and fees in the valuation and appraisal segment increased $1.0 million, or 14.1%, to $7.8 million during the three months ended September 30, 2014 from $6.8 million during the three months ended September 30, 2013. The increase in revenues was primarily due to an increase in revenues related to appraisal engagements where we perform valuations for machinery and equipment and the monitoring of collateral for financial institutions, lenders, and private equity investors.

Revenues from services and fees in the capital markets segment were $9.5 million during the three months ended September 30, 2014. These revenues included revenues for the third quarter of 2014 as a result of our acquisition of BRC. There were no revenues in the capital markets segment for the three months ended September 30, 2013 since we acquired BRC on June 18, 2014 and we did not have any operations in this segment prior to such acquisition. Capital markets segment revenues include revenues from investment banking fees of $5.1 million, commissions and other income primarily earned from research, sales and trading of $3.3 million, and trading income of $1.1 million.

Sale of Goods, Cost of Goods Sold and Gross Margin

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Auction and	UK Retail		Auction and	UK Retail
	Liquidation	Stores		Liquidation	Stores
	Segment	Segment	Total	Segment	Segment	Total
Revenues - Sale of Goods	$5	$-	$5	$9,372	$1,018	$10,390
Cost of Goods Sold	1,747	-	1,747	7,573	667	8,240
Gross margin	$(1,742)	$-	$(1,742)	$1,799	$351	$2,150

Gross margin percentage	n/m	n/a	n/m	19.2%	34.5%	20.7%

n/m - Not meaningful.

We had less than $0.1 million of revenues from the sale of goods in our wholesale and industrial auction business during the three months ended September 30, 2014. During the three months ended September 30, 2013, sale of goods included the sale of four oil rigs in the amount of $9.3 million as more fully discussed above and in Note 4 to the condensed consolidated financial statements. Sale of goods for the three months ended September 30, 2014 related to aircraft parts that were included in goods held for sale or auction at December 31, 2013. During the three months ended September 30, 2014, we did not have any business activity in our wholesale and industrial operations related to the sale of goods where we took title to assets as all of the auctions we conducted during the three months ended September 30, 2014 were fee and commission type engagements. The gross margin in our wholesale and industrial auction business during the three months ended September 30, 2014 was negatively impacted by a $1.7 million inventory valuation charge to write down the carrying value of certain goods held for sale or auction to lower of cost or market.

We did not have any revenues and cost of goods sold in the UK retail stores segment during the three months ended September 30, 2014. As described above, the operating results of Shoon are not consolidated for any periods after July 31, 2013 and the Company no longer operates in the UK retail stores segment. Revenues from the operation of ten retail stores and internet operations of Shoon in the United Kingdom for the three months ended September 30, 2013 were $1.0 million and cost of goods sold was $0.7 million. The gross margin for such sales was 34.5% for the three months ended September 30, 2013.

Operating Expenses

Direct Costs of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the three months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Auction and	Valuation and		Auction and	Valuation and
	Liquidation	Appraisal		Liquidation	Appraisal
	Segment	Segment	Total	Segment	Segment	Total
Revenues - Services and fees	$3,397	$7,764		$4,555	$6,806
Direct cost of services	1,670	3,248	$4,918	2,456	3,188	$5,644
Gross margin on services and fees	$1,727	$4,516		$2,099	$3,618

Gross margin percentage	50.8%	58.2%		46.1%	53.2%

Total direct costs of services decreased $0.7 million, or 12.9%, to $4.9 million during the three months ended September 30, 2014 from $5.6 million during the three months ended September 30, 2013. Direct costs of services in the auction and liquidation segment decreased $0.8 million, to $1.7 million during the three months ended September 30, 2014 from $2.5 million during the three months ended September 30, 2013. The decrease in expenses was primarily due to a decrease in the number of fee and commission type engagements in the third quarter of 2014 where we contractually bill fees, commissions and reimbursable expenses as compared to the same period in 2013. The gross margin percentage in the auction and liquidation segment increased slightly to 50.8% during the three months ended September 30, 2014 from 46.1% during the three months ended September 30, 2013. Direct costs of services in the valuation and appraisal segment were flat at $3.2 million during each of the three month periods ended September 30, 2014 and 2013. The gross margin percentage in the valuation and appraisal segment increased to 58.2% during the three months ended September 30, 2014 from 53.2% during the three months ended September 30, 2013. The increase in the gross margin is primarily to due to the increased productivity we experienced in the third quarter of 2014 from the increase in business and revenues from machinery and equipment as compared to the same period in 2013.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended September 30, 2014 and 2013 were comprised of the following:

Selling, General and Administrative Expenses by Segment

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013		Change
	Amount	%	Amount	%	Amount	%
Auction and Liquidation segment	$1,479	11.6%	$1,925	27.2%	$(446)	-23.2%
Valuation and Appraisal segment	2,348	18.5%	2,092	29.5%	256	12.2%
Capital Markets segment	6,610	52.0%	-	n/a	6,610	n/a
UK Retail Stores segment	-	n/a	644	9.1%	(644)	n/a
Corporate and Other	2,277	17.9%	2,424	34.2%	(147)	-6.1%
Total selling, general & administrative expenses	$12,714	100.0%	$7,085	100.0%	$5,629	79.4%

Total selling, general and administrative expenses increased by $5.6 million, to $12.7 million during the three months ended September 30, 2014 from $7.1 million during the three months ended September 30, 2013. Selling, general and administrative expenses in the auction and liquidation segment decreased by $0.4 million, or 23.2%, to $1.5 million during the three months ended September 30, 2104 from $1.9 million during the three months ended September 30, 2013. The decrease was primarily due to a decrease in payroll and related expenses and other operating expenses from our real estate consulting operations and GA Capital advisory operations in the third quarter of 2014 as compared to the same period in 2013.

Selling, general and administrative expenses in the valuation and appraisal segment increased $0.3 million, or 12.2%, to $2.4 million during the three months ended September 30, 2014 from $2.1 million for the three months ended September 30, 2013. The increase was primarily due to an increase in administrative functions in the valuation and appraisal segment and an increase from the expansion of the valuation and appraisal business in Europe. Selling, general and administrative expenses for the UK retail stores segment were $0.6 million during the three months ended September 30, 2013 which related to the operations of Shoon that was deconsolidated for financial reporting purposes in August 2013. Selling, general and administrative expenses for corporate and other decreased $0.1 million, to $2.3 million during the three months ended September 30, 2014 from $2.4 million for the three months ended September 30, 2013. The decrease in corporate and other expenses of $0.2 million was primarily due to a decrease in payroll and related costs and other expenses as a result of a reduction in force and cost savings initiatives that were implemented in August 2014.

Selling, general and administrative expenses in the capital markets segment were $6.6 million during the three months ended September 30, 2014. These operating expenses include the operating expenses of BRC during the third quarter of 2014 and there were no expenses in the prior year comparable period as BRC was acquired on June 18, 2014.

Other Income (Expense). Other income consisted of interest income that was less than $0.1 million during each of the three month periods ended September 30, 2014 and 2013. In 2013, other income (expense) also included a loss of $0.1 million related to our equity investment in Shoon.

Interest Expense. Interest expense was $0.1 million during the three months ended September 30, 2014, a decrease of $1.0 million, from $1.1 million during the three months ended September 30, 2013. The decrease in interest expense during the three months ended September 30, 2014 was primarily due to a reduction in interest expense on the notes payable to the Great American Members and Phantom Equityholders as a result of the retirement of $48.8 million of face amount of long-term debt on June 5, 2014 and the remaining principle balance of $1.1 million on July 31, 2014.

Loss Before Income Taxes. Loss before income taxes was $1.3 million during the three months ended September 30, 2014 compared to income before income taxes of $0.1 million during the three months ended September 30, 2013. The increase in the loss before income taxes was primarily due to the $2.5 million restructuring charge during the three months ended September 30, 2014. The restructuring charge was the result of the strategic review of our operations taking into account the planned synergies as a result of the acquisition of BRC. The restructuring charge included payroll and severance costs of $1.6 million, office closure costs of $0.7 million and other expenses of $0.2 million primarily related to a reduction in force for some of our corporate employees and the restructuring of our operations in the United Kingdom. We expect the cost savings measures from the restructuring to result in a reduction in corporate overhead and a decrease in revenues from European operations from the shift in strategic focus from Europe.

Benefit For Income Taxes. Benefit for income taxes was $0.4 million during the three months ended September 30, 2014 compared to a benefit for income taxes of $0.1 million during the three months ended September 30, 2013. The effective income tax rate was a benefit of 29.7% during the three months ended September 30, 2014.

Net Loss Attributable to Noncontrolling Interest. Net loss attributable to noncontrolling interests represents the proportionate share of net loss generated by Great American Global Partners, LLC in 2014 that we do not own. In 2013, the net loss attributable to noncontrolling interests represents the proportionate share of net loss generated by Shoon and Great American Global Partners, LLC that we do not own. The net loss attributable to noncontrolling interests was $0.1 million during each of the three month periods ended September 30, 2014 and 2013.

Net Loss Attributable to the Company. Net loss attributable to the Company for the three months ended September 30, 2014 was $0.9 million compared to net income of $0.4 million during the three months ended September 30, 2013. The increase in net loss during the three months ended September 30, 2014 as compared to the same period in 2013 was primarily due to the restructuring charge we recorded during the three months ended September 30, 2014 as more fully described above.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Condensed Consolidated Statements of Operations

(Dollars in thousands)

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Amount	%	Amount	%
Revenues:
Services and fees	$48,001	83.8%	$42,221	72.9%
Sale of goods	9,273	16.2%	15,723	27.1%
Total revenues	57,274	100.0%	57,944	100.0%

Operating expenses:
Direct cost of services	16,206	28.3%	17,431	30.1%
Cost of goods sold	10,811	18.9%	11,273	19.5%
Selling, general and administrative expenses	31,276	54.6%	28,048	48.3%
Restructuring charge	2,548	4.4%	-	0.0%
Total operating expenses	60,841	106.2%	56,752	97.9%
Operating income (loss)	(3,567)	-6.2%	1,192	2.1%
Other income (expense):
Interest income	9	0.0%	38	0.1%
Loss from equity investment in Great American Real Estate, LLC	-	0.0%	(15)	0.0%
Loss from equity investment in Shoon Trading Limited	-	0.0%	(143)	-0.2%
Interest expense	(1,130)	-2.0%	(1,838)	-3.3%
Loss before benefit for income taxes	(4,688)	-8.2%	(766)	-1.3%
Benefit for income taxes	1,795	3.1%	342	0.6%
Net loss	(2,893)	-5.1%	(424)	-0.7%
Net income (loss) attributable to noncontrolling interests	86	-0.1%	(548)	0.9%
Net income (loss) attributable to B. Riley Financial, Inc.	$(2,979)	-5.2%	$124	0.2%

Revenues.

The table below and the discussion that follows are based on how we analyze our business.

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013		Change
	Amount	%	Amount	%	Amount	%

Revenues - Serivces and Fees:
Auction and Liquidation segment	$14,627	25.5%	$21,462	37.0%	$(6,835)	-31.8%
Valuation and Appraisal segment	23,499	41.0%	20,759	35.8%	2,740	13.2%
Capital Markets segment	9,875	17.2%	-	n/a	9,875	n/a
Subtotal	48,001	83.8%	42,221	72.9%	5,780	13.7%

Revenues - Sale of goods
Auction and Liquidation	9,273	16.2%	9,521	16.5%	(248)	-2.6%
UK Retail Stores	-	n/a	6,202	10.7%	(6,202)	n/a
Subtotal	9,273	16.2%	15,723	27.1%	(6,450)	-41.0%

Total revenues	$57,274	100.0%	$57,944	100.0%	$(670)	-1.2%

Total revenues decreased $0.7 million, or 1.2%, to $57.3 million during the nine months ended September 30, 2014 from $58.0 million during the nine months ended September 30, 2013. The decrease in revenues during the nine months ended September 30, 2014 was primarily due to a decrease in revenues from sales of goods of $6.5 million, offset by an increase in revenues from services and fees of $5.8 million. The decrease in revenues from sales of goods was primarily due to a decrease in revenues of $0.3 million related to the sale of goods where we hold title in the auction and liquidation segment and a decrease in revenues of $6.2 million related to the sale of goods in our UK retail stores segment as the operating results of Shoon are not consolidated for any periods after July 31, 2013 and we no longer operates in the UK retail stores segment. The increase in revenues from services and fees of $5.8 million was primarily due to an increase in revenues of $2.7 million from our valuation and appraisal segment and $9.9 million of revenues from our capital markets segment which includes the operating results of the operations acquired from BRC for the period from June 18, 2014, the date of acquisition, through September 30, 2014 as more fully described above, offset by a decrease in revenues of $6.8 million in our auction and liquidation segment.

Revenues from services and fees in the auction and liquidation segment decreased $6.8 million, or 31.8%, to $14.6 million during the nine months ended September 30, 2014 from $21.4 million during the nine months ended September 30, 2013. The decrease in revenues of $6.8 million was primarily due to a decrease in revenues from retail liquidation engagements of $5.6 million, a decrease in revenues from wholesale and industrials auctions of $0.9 million, and a decrease in revenues of $0.3 million from capital advisory services from our GA Capital operations. The decrease in revenues from retail liquidation engagements of $5.6 million was primarily due to the fact there were no large retail liquidation engagements in 2014 as compared to the same period in 2013 when we participated in the joint venture involving the liquidation of inventory for the going-out-of-business sale of 568 stores of women’s clothing retailer Fashion Bug in the United States. The decrease in revenues of $0.9 million from our wholesale and industrial operations was primarily due to fewer auctions and engagements during the nine months ended September 30, 2014 as compared to the same period in the prior year. The decrease in revenues of $0.3 million from lending services for GA Capital was primarily due to fees earned in 2013 from loans that were paid off in the prior year as there were no similar loan originations or activity in 2014.

Revenues from services and fees in the valuation and appraisal segment increased $2.7 million, or 13.2%, to $23.5 million during the nine months ended September 30, 2014 from $20.8 million during the nine months ended September 30, 2013. The increase in revenues was primarily due to an increase in revenues related to appraisal engagements where we perform valuations for machinery and equipment and the monitoring of collateral for financial institutions, lenders, and private equity investors.

Revenues from services and fees in the capital markets segment were $9.9 million during the nine months ended September 30, 2014. These revenues included revenues for the period from June 18, 2014 to September 30, 2014 as a result of our acquisition of BRC. Capital markets segment revenues include revenues from investment banking fees of $5.2 million, commissions and other income primarily earned from research, sales and trading of $3.7 million, and trading income of $1.0 million.

Sale of Goods, Cost of Goods Sold and Gross Margin

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Auction and	UK Retail		Auction and	UK Retail
	Liquidation	Stores		Liquidation	Stores
	Segment	Segment	Total	Segment	Segment	Total
Revenues - Sale of Goods	$9,273	$-	$9,273	$9,521	$6,202	$15,723
Cost of Goods Sold	10,811	-	10,811	7,707	3,566	11,273
Gross margin	$(1,538)	$-	$(1,538)	$1,814	$2,636	$4,450

Gross margin percentage	-16.6%	n/a	-16.6%	19.1%	42.5%	28.3%

Total revenues from the sale of goods decreased by $6.4 million, or 41.0%, to $9.3 million during the nine months ended September 30, 2014 from $15.7 million during the nine months ended September 30, 2013. Revenues from the sale of goods in our wholesale and industrial auction business decreased $0.2 million, or 2.6%, to $9.5 million during the nine months ended September 30, 2014 from $9.3 million during the nine months ended September 30, 2013. Gross margin from the sales of goods where we held title in the auction and liquidation segment decreased to (16.6%) during the nine months ended September 30, 2014 as compared to a gross margin of 19.1% during the nine months ended September 30, 2013. The gross margin in 2014 was negatively impacted by a $1.7 million inventory valuation charge during the third quarter of 2014 to write down the carrying value of certain goods held for sale or auction to lower of cost or market.

We did not have any revenues and cost of goods sold in the UK retail stores segment during the nine months ended September 30, 2014 as the operating results of Shoon are not consolidated for any periods after July 31, 2013 and the Company no longer operates in the UK retail stores segment. Revenues from the operation of ten retail stores and internet operations of Shoon in the United Kingdom for the nine months ended September 30, 2013 were $6.2 million and cost of goods sold for such period was $3.6 million. The gross margin for such sales was 42.5% for the nine months ended September 30, 2013.

Operating Expenses

Direct Costs of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the nine months ended September 30, 2014 and 2013 are as follows:

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Auction and	Valuation and		Auction and	Valuation and
	Liquidation	Appraisal		Liquidation	Appraisal
	Segment	Segment	Total	Segment	Segment	Total
Revenues - Services and fees	$14,627	$23,499		$21,462	$20,759
Direct cost of services	6,708	9,498	$16,206	7,755	9,676	$17,431
Gross margin on services and fees	$7,919	$14,001		$13,707	$11,083

Gross margin percentage	54.1%	59.6%		63.9%	53.4%

Total direct costs of services decreased $1.2 million, or 7.0%, to $16.2 million during the nine months ended September 30, 2014 from $17.4 million during the nine months ended September 30, 2013. Direct costs of services in the auction and liquidation segment decreased $1.1 million, to $6.7 million during the nine months ended September 30, 2014 from $7.8 million during the nine months ended September 30, 2013. The decrease in expenses was primarily due to a decrease in the size and number of fee and commission type engagements during the nine months ended September 30, 2014 where we contractually bill fees, commissions and reimbursable expenses as compared to the same period in 2013. The gross margin percentage in the auction and liquidation segment decreased to 54.1% during the nine months ended September 30, 2014 from 63.9% during the nine months ended September 30, 2013. The gross margin in 2013 was favorably impacted by revenues earned from fees from our participation in the joint venture involving the liquidation of inventory for the going-out-of-business sale of 568 stores of the women’s clothing retailer Fashion Bug in the United States. In the nine months of 2014, we did not have any large retail liquidation engagements where we earned fees by providing a minimum recovery value for goods sold. We typically earn higher margins on these types of engagements where we provide a minimum recovery value for goods sold as compared to fee and commission engagements. Direct costs of services in the valuation and appraisal segment decreased $0.2 million, or 1.8%, to $9.5 million during the nine months ended September 30, 2014 from $9.7 million during the nine months ended September 30, 2013. The decrease was primarily due to a decrease in headcount and salaries, wages and benefits in the first nine months of 2014 as compared to the same period in 2013. The gross margin percentage in the valuation and appraisal segment increased to 59.6% during the nine months ended September 30, 2014 from 53.4% during the nine months ended September 30, 2013. The increase in the gross margin is primarily to due to the increased productivity we experienced in the first nine months of 2014 from the increase in business and revenues from machinery and equipment appraisals as compared to the same period in 2013.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the nine months ended September 30, 2014 and 2013 were comprised of the following:

Selling, General and Administrative Expenses by Segment

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013		Change
	Amount	%	Amount	%	Amount	%
Auction and Liquidation segment	$7,384	23.6%	$8,901	31.8%	$(1,517)	-17.0%
Valuation and Appraisal segment	8,215	26.3%	6,452	23.0%	1,763	27.3%
Capital Markets segment	7,140	22.8%	-	n/a	7,140	n/a
UK Retail Stores segment	-	n/a	3,818	13.6%	(3,818)	n/a
Corporate and Other	8,537	27.3%	8,877	31.6%	(340)	-3.8%
Total selling, general & administrative expenses	$31,276	100.0%	$28,048	100.0%	$3,228	11.5%

Total selling, general and administrative expenses increased $3.2 million, or 11.5%, to $31.3 million during the nine months ended September 30, 2014 from $28.1 million for the nine months ended September 30, 2013. The increase was primarily due to an increase in selling, general and administrative expenses of $1.8 million in the valuation and appraisal segment and an increase in selling, general and administrative expenses of $7.1 million in the capital markets segment as a result of the acquisition of BRC on June 18, 2014; offset by (a) a decrease in selling, general and administrative expenses of $1.6 million in the auction and liquidation segment, (b) a decrease in selling, general and administrative expenses of $3.8 million in the UK retail stores segment as a result of no longer operating Shoon; and (c) a decrease in selling, general and administrative expenses of $0.3 million in corporate and other.

Selling, general and administrative expenses in the auction and liquidation segment decreased $1.5 million, or 17.0%, to $7.4 million during the nine months ended September 30, 2014 from $8.9 million for the nine months ended September 30, 2013. The decrease was primarily due to a decrease in payroll and related expenses of $1.0 million and other operating expenses of $0.4 million from our retail liquidation and wholesale and industrial operations in the United States in 2014 as compared to the same period in 2013.

Selling, general and administrative expenses in the valuation and appraisal segment increased $1.8 million, or 27.3%, to $8.2 million during the nine months ended September 30, 2014 from $6.4 million for the nine months ended September 30, 2013. The increase was primarily due to an increase in administrative functions in the valuation and appraisal segment and an increase in operating expenses in our valuation and appraisal business in Europe prior to the restructuring of such operations described above. Selling, general and administrative expenses for the UK retail stores segment was $3.8 million during the nine months ended September 30, 2013 which related to the operations of Shoon that was deconsolidated for financial reporting purposes in August 2013. Selling, general and administrative expenses for corporate and other decreased $0.3 million, or 3.8%, to $8.5 million during the nine months ended September 30, 2014 from $8.8 million for the nine months ended September 30, 2013. The decrease was primarily due to a decrease in payroll and related expenses of $1.4 million for contractually required severance costs related to the departure of our former chief financial officer in April 2013 and a decrease in other corporate expenses of $0.4 million, offset by transaction expenses of $1.0 million for legal and professional fees related to the acquisition of BRC on June 18, 2014 and an increase in compensation expense of $0.5 million for the redemption of one of the noncontrolling interests related to our appraisal business.

Selling, general and administrative expenses in the capital markets segment were $7.1 million during the nine months ended September 30, 2014. These operating expenses include the operating expenses of BRC from the date acquisition on June 18, 2014 through September 30, 2014.

Other Income (Expense). Other income consisted of interest income that was less than $0.1 million during each of the nine month periods ended September 30, 2014 and 2013. In 2013, other income (expense) included a loss of $0.2 million related to our equity investment in Great American Real Estate, LLC and Shoon.

Interest Expense. Interest expense was $1.1 million during the nine months ended September 30, 2014, a decrease of $0.7 million from $1.8 million during the nine months ended September 30, 2013. The decrease in interest expense during the nine months ended September 30, 2014 was primarily due to a decrease in interest expense as a result of the early repayment of a portion of the principal balance to certain Phantom Equityholders that accrued interest at 12.0% in January 2014, the retirement of $48.8 million of face amount of long-term debt payable to the former Great American Group Members on June 5, 2014 and the repayment of the remaining principal balance to certain Phantom Equityholders of $1.0 million on July 31, 2014 as more fully discussed in Note 7 to the condensed consolidated financial statements.

Loss Before Income Taxes. Loss before income taxes was $4.7 million during the nine months ended September 30, 2014, an increase of $3.9 million from the $0.8 million loss before income taxes during the nine months ended September 30, 2013. The increase in the loss before income taxes in the nine months ended September 30, 2014 was primarily due to the $2.5 million restructuring charge we recorded in the third quarter of 2014 and a decrease in operating income of $7.6 million in the auction and liquidation segment, offset by an increase in operating income of $1.0 million in the valuation and appraisal segment, operating income in the capital markets segment of $2.7 million as a result of the acquisition of BRC on June 18, 2014, and a decrease in the loss of $2.7 million incurred by the ten retail shoe stores of Shoon. The decrease in operating income in the auction and liquidation segment was primarily due to the fact that there were no large retail liquidation engagements in the first nine months of 2014 to generate comparable income to the income earned during the first nine months of 2013 from our participation in the joint venture involving the liquidation of inventory for the going-out-of-business sale of 568 stores of the women’s clothing retailer Fashion Bug in the United States.

Benefit For Income Taxes. Benefit for income taxes was $1.8 million during the nine months ended September 30, 2014 compared to a benefit for income taxes of $0.3 million during the nine months ended September 30, 2013. The effective income tax rate was a benefit of 38.3% during the nine months ended September 30, 2014 compared to a benefit of 44.6% during the nine months ended September 30, 2013.

Net Income (Loss) Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interests represents the proportionate share of net income generated by Great American Global Partners, LLC in 2014 that we do not own. In 2013, the net loss attributable to noncontrolling interests represents the proportionate share of net loss generated by Shoon and Great American Global Partners, LLC that we do not own. During the nine months ended September 30, 2014, net income attributable to noncontrolling interests was $0.1 million compared to a net loss attributable to noncontrolling interests of $0.5 million during the nine months ended September 30, 2013.

Net Loss Attributable to the Company. Net loss attributable to the Company for the nine months ended September 30, 2014 was $3.0 million compared to net income of $0.1 million during the nine months ended September 30, 2013. The increase in net loss during the nine months ended September 30, 2014 as compared to the same period in 2013 was primarily due to a decrease in operating income as a result of the restructuring charge and a decrease in our operating income earned in our auction and liquidation segment as more fully described above.

Liquidity and Capital Resources

Our operations are funded through a combination of existing cash on hand, profits generated from operations, proceeds from the private placement of common stock, borrowings under our revolving credit facility and special purposes financing arrangements.  On June 5, 2014, we completed a private placement of 10,289,300 shares of our common stock at a purchase price of $5.00 per share and raised gross proceeds of $51.4 million. During the nine months ended September 30, 2014 we generated a net loss of $3.0 million and during the year ended December 31, 2013 we generated net income of $1.1 million. Our cash flows and profitability are impacted by the number and size of retail liquidation engagements performed on a quarterly and annual basis. Our cash flow from operations historically was also impacted by the interest expense and debt service requirements on the $49.8 million in principal of subordinated, unsecured promissory notes payable to the Great American Members and Phantom Equityholders. On June 5, 2014, we used $30.2 million of the proceeds from the private placement to repay long-term debt payable to Andrew Gumaer and Harvey Yellen, the two former Great American Members, both of whom were executive officers and directors of the Company at the time of such repayment. The $30.0 million principal payment and then outstanding accrued interest of $0.2 million retired the entire $48.8 million face amount of the long-term debt at a discount of $18.8 million. The discount of $18.8 million has been recorded as a capital contribution to additional paid in capital in our consolidated financial statements. On July 31, 2014, principal payments totaling $1.0 million were paid to the Phantom Equityholders in accordance with the terms of the subordinated, unsecured promissory notes, which represented the remaining outstanding principal amount on such notes. As of August 1, 2014, there is no remaining outstanding principal or interest payable on such notes. We used cash from operations of $5.8 million during the nine months ended September 30, 2014 and we used cash from operations of $2.5 million during the year ended December 31, 2013.

As of September 30, 2014, we had $25.5 million of unrestricted cash, $3.6 million of restricted cash, net investments in securities of $13.4 million, and $0.4 million of borrowings outstanding on our revolving credit facility and no borrowings outstanding under the asset based credit facility. We believe that our current cash and cash equivalents, funds available under our asset based credit facility and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and execute on our business plan.

On October 29, 2014, our Board of Directors approved a dividend of $0.03 per share, which will be paid on or about December 9, 2014 to stockholders of records on November 18, 2014. Our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

Cash Flow Summary

	Nine Months Ended September 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$(5,786)	$(2,038)
Investing activities	522	4,238
Financing activities	12,111	(6,869)
Effect of foreign currency on cash	(172)	(83)
Net increase in cash and cash equivalents	$6,675	$(4,752)

Cash used by operating activities was $5.8 million for the nine months ended September 30, 2014, an increase of $3.8 million from the $2.0 million of cash that was used by operating activities for the nine months ended September 30, 2013. Net cash provided by investing activities was $0.5 million for the nine months ended September 30, 2014, a decrease of $3.7 million from $4.2 million for the nine months ended September 30, 2014. Net cash provided by investing activities during the nine months ended September 30, 2014 was primarily comprised of a decrease in restricted cash of $3.2, cash collected from the note receivable related party of $1.2 million and $2.7 million of cash acquired from the acquisition of BRC. Cash provided by financing activities was $12.1 million for the nine months ended September 30, 2014 compared to cash used in financing activities of $6.9 million during the nine months ended September 30, 2013. Cash provided by financing activities for the nine months ended September 30, 2014 consisted of proceeds of $51.2 million from the Private Placement, and borrowings of $0.1 million under our revolving credit facility, offset by cash of (a) $5.7 million used to repay the balance outstanding on our asset based credit facility; (b) $31.7 million used to repay principal payments on our notes payable to the former Great American Group Members and Phantom Equityholders; and (c) $1.8 million used to repay other notes payable and make distributions to noncontrolling interests.

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

At September 30, 2014 and December 31, 2013, the outstanding balance under the credit facility for borrowings was $0.0 million and $5.7 million, respectively. At September 30, 2014, we had letters of credit outstanding of $3.5 million relating to two retail liquidation engagements and at December 31, 2013 there were no letters of credit outstanding letters of credit under the credit facility.

On May 29, 2008, Great American Group Energy Equipment, LLC (“GAGEE”) entered into a credit agreement with Garrison Special Opportunities Fund LP, Gage Investment Group LLC (collectively, the “Lenders”) to finance the purchase of certain machinery and equipment to be sold at auction or liquidation. The original principal amount of the loan was $12.0 million and borrowings bore interest at a rate of 20% per annum. The loan is collateralized by the machinery and equipment which were purchased with the proceeds from the loan. GAGEE is required to make principal and interest payments from proceeds from the sale of the machinery and equipment. GAGEE is a special purpose entity created to purchase the machinery and equipment, whose assets consist only of the machinery and equipment in question and whose liabilities are limited to the Lenders’ note and certain operational expenses related to this transaction.  Pursuant to the most recent amendment to the credit agreement dated effective December 31, 2013, the maturity date of the note payable was extended to June 30, 2015 and the interest rate remained at 0% through maturity. The current amendment to the related credit agreement provides for the Lenders’ to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable. GAGEE has no assets other than those collateralizing the loan which is comprised of a lease finance receivable of $8.0 million and machinery and equipment with a carrying value of $2.7 million that is included in goods held for sale or auction in the accompanying balance at September 30, 2014. GAG, LLC has satisfied its obligation as the guarantor under the related credit agreement and such credit agreement does not provide for other recourse against GAG, LLC or any of our other subsidiaries. At September 30, 2014 and December 31, 2013, the note payable balance was $6.6 million and $6.9 million, respectively.

Accounts Receivable Line of Credit

On May 17, 2011, one of our majority owned subsidiaries entered into an Accounts Receivable Line of Credit with a finance company. Proceeds from the Accounts Receivable Line of Credit were used to pay off borrowings under the factoring agreement such entity was previously party to.  The Accounts Receivable Line of Credit is collateralized by the accounts receivable of our majority owned subsidiary and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Accounts Receivable Line of Credit, with maximum borrowings not to exceed $2.0 million. The interest rate under the Accounts Receivable Line of Credit is the prime rate plus 2%, payable monthly in arrears. The Accounts Receivable Line of Credit was amended effective February 3, 2012 and the maximum borrowings allowed increased from $2.0 million to $3.0 million. The maturity date of the Accounts Receivable Line of Credit is February 3, 2015 and the maturity date may be extended for successive periods equal to one year, unless our majority owned subsidiary gives the finance company written notice of its intent to terminate the Accounts Receivable Line of Credit at least thirty days prior to the maturity date of the Accounts Receivable Line of Credit. The finance company has the right to terminate the Accounts Receivable Line of Credit at its sole discretion upon giving sixty days’ prior written notice. In connection with the Accounts Receivable Line of Credit, GAG, LLC entered into a limited continuing guaranty of our majority owned subsidiary’s obligations under the Accounts Receivable Line of Credit. Borrowings outstanding under the Accounts Receivable Line of Credit was $0.4 million at September 30, 2014 and $0.3 million at December 31, 2013.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of our fiscal quarter ended September 30, 2014. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

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

Our executive officers, directors and their affiliates own or control, in the aggregate, approximately 34.3% of our outstanding common stock as of September 30, 2014. In particular, our Chairman and Chief Executive Officer, Bryant R. Riley, owns or controls, in the aggregate, 3,953,285 shares of our common stock or 24.7% of our outstanding common stock as of September 30, 2014. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Furthermore, B. Riley & Co., LLC is subject to laws that authorize regulatory bodies to block or reduce the flow of funds from it to B. Riley Financial, Inc. As a holding company, B. Riley Financial, Inc. depends on dividends, distributions and other payments from its subsidiaries to fund dividend payments, if any, and to fund all payments on its obligations, including debt obligations. As a result, regulatory actions could impede access to funds that B. Riley Financial, Inc. needs to make payments on obligations, including debt obligations, or dividend payments. In addition, because B. Riley Financial, Inc. holds equity interests in the firm’s subsidiaries, its rights as an equity holder to the assets of these subsidiaries may not materialize, if at all, until the claims of the creditors of these subsidiaries are first satisfied.

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

Our certificate of incorporation, as amended, and our bylaws, as amended, contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. For example, while such structure is currently in the process of being phased out by 2017 following amendments we adopted in October 2014, our certificate of incorporation and bylaws historically provided that our board of directors is classified into three classes of directors, with each class elected at a separate election. Until such phase-out is complete, the existence of a staggered board could delay or prevent a potential acquirer from obtaining majority control of our board, and thus defer potential acquisitions. We are also governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our certificate of incorporation, our bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors, including delaying or impeding a merger, tender offer, or proxy contest or other change of control transaction involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could prevent the consummation of a transaction in which our stockholders could receive a substantial premium over the then current market price for their shares.

We may incur significant loss of revenues from European operations in connection with the restructuring and reduction of our European operations.

As a result of the strategic review of our operations we conducted in connection with our acquisition of BRC, we implemented cost savings measures in the third quarter of 2014 that resulted in a reduction in corporate overhead and the restructuring of our operations in Europe, including a reduction in force for some of our corporate employees and a significant number of our employees in the United Kingdom. In connection with such strategic review, we also restructured our UK appraisal business whereby we entered into a joint marketing and strategic alliance with an entity owned and controlled by our former UK appraisal senior management. As a result of such restructuring and reductions in force, revenues from our operations in Europe are expected to significantly decrease in the future.

Our ability to use net loss carryovers to reduce our taxable income may be limited.

As a result of the common stock offering that was completed on June 5, 2014, the Company had a more than 50% ownership shift in accordance with Internal Revenue Code Section 382. Accordingly, the Company may be limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of September 30, 2014, the Company believes that the net operating loss that existed as of the more than 50% ownership shift will be utilized in future tax periods and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance. However, to the extent that the Company is unable to utilize such net operating loss, it may have a material adverse effect on our financial condition and results of operations.

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

We may not pay dividends regularly or at all in the future.

Prior to the declaration of a dividend by our Board of Directions on October 29, 2014, we historically have not paid dividends on shares of our capital stock. Our Board of Directors may reduce or discontinue dividends at any time for any reason it deems relevant and there can be no assurances that we will continue to generate sufficient cash to pay dividends, or that we will continue to pay dividends with the cash that we do generate. The determination regarding the payment of dividends is subject to the discretion of our Board of Directors, and there can be no assurances that we will continue to generate sufficient cash to pay dividends, or that we will pay dividends in future periods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Effective November 6, 2014 at 4:01 p.m. Eastern Standard Time, the Company completed the Name Change. The Name Change was effected pursuant to Section 253 of the Delaware General Corporation Law by merging a wholly-owned subsidiary of the Company with and into the Company, with the Company remaining as the surviving corporation in the merger (the “Merger”). In connection with the Merger, the Company amended Article One of the Company’s Certificate of Incorporation to change its corporate name to B. Riley Financial, Inc. pursuant to a Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware on November 4, 2014. A copy of the Certificate of Ownership and Merger is attached hereto as Exhibit 3.4 and incorporated herein by reference.

Also on November 6, 2014, the Bylaws of the Company were amended and restated to reflect the Name Change to B. Riley Financial, Inc. A copy of the Bylaws, as amended and restated, is attached hereto as Exhibit 3.6 and incorporated herein by reference.

The Merger and the Name Change will not affect the rights of the Company’s security holders. There will be no other changes to the Company’s Certificate of Incorporation or Bylaws in connection with the Merger and the Name Change. Outstanding stock certificates will not be affected and do not need to be exchanged.

In connection with the Merger and the Name Change, the Company changed its trading symbol on the Over-the-Counter Bulletin Board from “GAMR” to “RILY”. The new CUSIP number for the Company’s common stock following the merger is 05580M 108.

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

B. Riley Financial, Inc.

Date: November 6, 2014	By:	/s/ PHILLIP J. AHN
Name: Phillip J. Ahn
Title: Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

3.1*	Certificate of Incorporation, dated as of May 7, 2009.
3.2*	Certificate of Amendment of the Certificate of Incorporation, dated as of May 30, 2014.
3.3*	Certificate of Amendment of the Certificate of Incorporation, dated as of October 7, 2014.
3.4*	Certificate of Ownership and Merger, dated as of November 4, 2014.
3.5*	Certificate of Amendment of the Bylaws, dated as of October 7, 2014.
3.6*	Amended and Restated Bylaws, dated as of November 6, 2014.
10.1(1)#	2009 Amended and Restated Stock Incentive Plan.
21.1*	Subsidiary List
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1*†	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*†	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

†	These exhibits are being “furnished” and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

#	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on October 10, 2014.

