Form 10-K
period 2014-12-31
B. Riley Financial, Inc.
filed 2015-03-30
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ___________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock as reported on the OTC Bulletin Board on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $44.9 million. For purposes of this calculation, it has been assumed that all shares of the registrant's common stock held by directors, executive officers and shareholders beneficially owning ten percent or more of the registrant's common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

The number of shares outstanding of the registrant’s common stock as of March 23, 2015 was 16,301,940.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to the registrant’s 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report.

B. RILEY FINANCIAL, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

PART I

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “may,” “will,” “predict,” “potential,” “continue,” “estimate” and similar expressions are generally intended to identify forward-looking statements, but are not exclusive means of identifying forward-looking statements in this Annual Report. You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Annual Report was filed with the Securities and Exchange Commission (the “SEC”). Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in “Part I—Item 1A. Risk Factors” contained in this Annual Report. Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: volatility in our revenues and results of operations; changing conditions in the financial markets; our ability to generate sufficient revenues to achieve and maintain profitability; the short term nature of our engagements; the accuracy of our estimates and valuations of inventory or assets in “guarantee” based engagements; competition in the asset management business; potential losses related to our auction or liquidation engagements; our dependence on communications, information and other systems and third parties; potential losses related to purchase transactions in our auction and liquidations business; the potential loss of financial institution clients; potential losses from or illiquidity of our proprietary investments; changing economic and market conditions; potential liability and harm to our reputation if we were to provide an inaccurate appraisal or valuation; potential mark-downs in inventory in connection with purchase transactions; failure to successfully compete in any of our segments; loss of key personnel; our ability to borrow under our credit facilities as necessary; failure to comply with the terms of our credit agreements; and our ability to meet future capital requirements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Except as otherwise required by the context, references in this Annual Report to “the Company,” “B. Riley,”“we,” “us” or “our” refer to the combined business of B. Riley Financial, Inc. and all of its subsidiaries.

Item 1.	BUSINESS

General

We are a leading independent investment bank with offices in Los Angeles, Orange County, San Francisco and New York providing corporate finance, research, sales and trading services to corporate, institutional and high net worth clients. We are also a leading provider of asset disposition, valuation and appraisal services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional service firms throughout the United States, Canada and Europe. We now operate our business in three segments: capital markets services, auction and liquidation solutions and valuation and appraisal services. Our capital markets segment provides investment banking, corporate finance, research, sales and trading services to corporate, institutional and high net worth clients. The divisions in our auction and liquidation segment assist clients in maximizing return and recovery rates through the efficient disposition of assets and provide clients with capital advisory and financing services. Such assets include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property. Our valuation and appraisal services segment provides our clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs.

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

Our auction and liquidation solutions division utilizes our significant industry experience, network of highly skilled employees and scalable network of independent contractors and industry-specific advisors to tailor our services to the specific needs of a multitude of clients, logistical challenges and distressed circumstances. We have established appraisal and valuation methodologies and practices in a broad array of asset categories which have made us a recognized industry leader. Furthermore, our scale and pool of resources allow us to offer our services on a nationwide basis. Since 1995, we have participated in liquidations involving over $25 billion in aggregate asset value and auctioned assets with an estimated aggregate value of over $6 billion.

Our valuation and appraisal services division provides valuation and appraisal services to financial institutions, lenders, private equity investors and other providers of capital. These services primarily include the valuation of assets (i) for purposes of determining and monitoring the value of collateral securing financial transactions and loan arrangements and (ii) in connection with potential business combinations. Our valuation and appraisal services divisions operate through limited liability companies that are majority owned by us. Our clients include major financial institutions such as Bank of America, Credit Suisse, GE Capital, JPMorgan Chase, Union Bank of California, and Wells Fargo. Our clients also include private equity firms such as Apollo Management, Goldman Sachs Capital Partners, and Sun Capital Partners.

Historically, revenues from our auction and liquidation segment vary significantly from quarter to quarter and have a significant impact on our operating results from period to period. These revenues have historically comprised a significant amount of our total revenues and operating profits. In addition, revenues from investment banking transactions in our capital markets segment will vary from quarter to quarter in the future and have a material impact on our total revenues and operating profits. Historically, revenues from our auction and liquidation segment have comprised a significant amount of our total revenues and operating profits. During the years ended December 31, 2014, 2013 and 2012, revenues from our auction and liquidation segment were 35.0%, 55.7% and 57.5% of total revenues. Our profitability in each reporting period is impacted by the number and size of retail liquidation engagements we perform on a quarterly or annual basis. Revenues from liquidation service contracts and financing activities to one retailer and the sale of four oil rigs to one customer represented 10.7% and 12.2% of our total revenues during the year ended December 31, 2013. Revenues from liquidation service contracts and financing activities to two retailers represented 20.4% of our total revenues during the year ended December 31, 2012.

Private Placement and Strategic Combination

On June 5, 2014, we completed a private placement of 10,289,300 shares of our common stock at a purchase price of $5.00 per share (the “Private Placement”). Fifty-three accredited investors (the “Investors”) participated in the Private Placement pursuant to the terms and provisions of a securities purchase agreement entered into among us and the Investors on May 19, 2014. At the closing of the Private Placement on June 5, 2014, we received net proceeds of approximately $51.2 million. On June 5, 2014, we used $30.2 million of the net proceeds from the Private Placement to repay long-term debt payable to Andrew Gumaer and Harvey Yellen, both of whom were executive officers and directors of the Company at the time of such repayment. The $30.0 million principal payment and then outstanding accrued interest of $0.2 million retired the entire $48.8 million face amount of the long-term debt at a discount of $18.8 million. The discount of $18.8 million has been recorded as a capital contribution to additional paid in capital in our consolidated financial statements.

On June 18, 2014, we completed the acquisition of B. Riley & Co., Inc. (“BRC”) pursuant to the terms of the Acquisition Agreement (the “Acquisition Agreement”), dated as of May 19, 2014, by and among the Company, Darwin Merger Sub I, Inc., a wholly owned subsidiary of the Company, B. Riley Capital Markets, LLC, a wholly owned subsidiary of the Company (“BCM”), BRC, B. Riley & Co. Holdings, LLC (“BRH”), Riley Investment Management LLC (“RIM”), and collectively with BRC and BRH, the (“B. Riley Entities”) and Bryant Riley, a director of the Company and principal owner of each of the B. Riley Entities. In connection with the Company’s acquisition of BRC, Darwin Merger Sub I, Inc. merged with and into BRC, and BRC subsequently merged with and into BCM, with BCM surviving as a wholly owned subsidiary of the Company. We completed the acquisitions of BRH, whose operations include asset management and financial advisory services, and RIM, which provides services to certain pooled investment vehicles, on August 1, 2014.

The total purchase price for the B. Riley Entities was $26.4 million, which was paid at closing on June 18, 2014, in the form of 4,182,637 newly issued shares of our common stock. The fair value of the newly issued shares of our common stock for accounting purposes was determined based on the closing market price of our shares of common stock on the acquisition date, less a 25% discount for lack of marketability as the shares issued are subject to certain restrictions that limit their trade or transfer in the open market.

Revenues from the operations of BRC are reflected in the capital markets segment and totaled $19.4 million for the period from June 18, 2014 to December 31, 2014. Capital markets segment revenues include revenues from investment banking fees of $10.3 million, commissions and other income primarily earned from research, sales and trading of $7.8 million, and trading income of $1.3 million.

Effective upon the closing of the acquisition on June 18, 2014, Bryant Riley, the principal owner of BRC, was appointed as our Chief Executive Officer and Chairman. As a result of the acquisition of BRC, Mr. Riley owns approximately 24.7% of our outstanding common stock.

Recent Developments

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

During the second quarter of 2014, we initiated a strategic review of our operations taking into account the planned synergies as a result of the acquisition of BRC. As a result of the strategic review, we implemented cost savings measures that resulted in a reduction in corporate overhead and the restructuring of our operations in Europe. In the third quarter of 2014, we implemented a reduction in force for some of our corporate employees and a significant number of our employees in the United Kingdom and we closed one of our offices in Deerfield, Illinois. These initiatives resulted in a restructuring charge of $2.5 million in the third quarter of 2014. As part of the strategic review, we restructured our UK appraisal business whereby we entered into a joint marketing and strategic alliance with an entity owned and controlled by our former UK appraisal senior management. As a result of the restructuring, we anticipate a shift in our strategic focus from Europe which is expected to result in a substantial reduction in revenues from European operations.

In October 2014, we were engaged to liquidate the inventory for the going-out-of-business sale of 56 stores of Naartjie Kids, a fashionable children clothing retailer, located throughout the United States. We provided a minimum guarantee of amounts to be realized from the liquidation of inventory. We completed the liquidation sale of inventory in late December 2014 and the amounts realized exceeded the minimum guarantee and we recognized revenue for these services in the fourth quarter of 2014.

In November 2014, we were engaged to participate in a joint venture involving the liquidation of inventory for the going-out-of-business sale of 198 stores of Alco Stores, a discount retailer serving consumers in smaller communities in the Midwest, Southeast and Southwestern portion of the United States. The joint venture provided Alco Stores with a minimum guarantee of amounts to be realized from the liquidation of inventory. The liquidation sale of inventory was completed in late February 2015 and the amounts realized from the liquidation of inventory will be finalized in the second quarter of 2015.

On January 2, 2015, we entered into a purchase agreement to acquire MK Capital Advisors, LLC (“MK Capital”), a wealth management business with operations primarily in New York. The terms of the purchase agreement required the seller to meet certain pre-closing conditions. On February 2, 2015, the closing conditions were satisfied and we completed the purchase of MK Capital. Upon closing, we paid the shareholders of MK Capital $2.5 million in cash and issued 333,333 shares of our common stock. The purchase agreement also requires the payment of contingent consideration of $1.25 million in cash and 166,667 shares of our common stock on the first anniversary date of the closing (February 2, 2016) and a final payment of $1.25 million in cash and 166,666 of our common stock on the second anniversary date of the closing (February 2, 2017). The contingent consideration is payable on the first and second anniversary dates of the closing provided that MK Capital generates a minimum amount of gross revenues as defined in the purchase agreement for the twelve months following the first and second anniversary dates of the closing.

On January 11, 2015, Great American Group Energy Equipment, LLC ("GAGEE"), a wholly owned subsidiary of the Company that was formed for the purpose of acquiring oil rigs in 2008, filed a voluntary petition with the United States Bankruptcy Court for the Northern District of Texas for relief under Chapter 7 of Title 11 of the United States Code (as amended, the "Bankruptcy Code"). At December 31, 2014, GAGEE had total assets of $6.5 million and total liabilities of $6.6 million. Total assets included $2.5 million of other receivables included in prepaid and other current assets and $4.0 million of goods held for sale which was comprised of five oil rigs (see Note 6).  Total liabilities include a note payable in the amount of $6.6 million that is collateralized by the assets of GAGEE.  Under Chapter 7 of the Bankruptcy Code the assets of GAGEE will be liquidated and the resulting cash proceeds will be used by the bankruptcy trustee to pay creditors.  As a result of the bankruptcy filing on January 11, 2015, the assets and liabilities of GAGEE described above will no longer be consolidated in the Company's consolidated financial statements for periods subsequent to the bankruptcy filing. At the present time, management does not expect the bankruptcy of GAGEE to have a material impact on the consolidated financial position of the Company.

In February 2015, we were engaged to participate in a joint venture involving the liquidation of inventory for the going-out-of-business sale of 133 Target stores located in Canada. The joint venture provided Target Canada with a minimum guarantee of amounts to be realized from the liquidation of inventory. In connection with our portion of the guarantee, we provided a letter of credit to Target Canada in the amount of $14.0 million in February 2015. The liquidation sale of inventory is expected to be completed in the second quarter of 2015.

In March 2015, in Europe we purchased inventory and intellectual property of Schoenenreus from a bankruptcy trustee in the Netherlands for $3.2 million. Schoenenreus is a retailer of men’s, women’s and children’s shoes, clothing and accessories and operates 121 retail locations throughout the Netherlands. We started the going-out-of-business sale of all of Schoenenreus’s inventory on March 9, 2015. The liquidation sale of inventory is expected to be completed in the second quarter of 2015.

In March 2015, we were engaged to liquidate the inventory for the going-out-of-business sale of 153 CACHE retail stores located throughout the United States, Puerto Rico and Virgin Islands. We provided a minimum guarantee of amounts to be realized from the liquidation of inventory. We also acquired CACHE’s intellectual property and lease designation rights for all retail locations which we expect to market to strategic buyers and monetize these assets. The liquidation sale of inventory is expected to be completed in the second quarter of 2015.

In March 2015, the Company had capital deployed for three retail liquidation engagements. On March 10, 2015, we borrowed $4.5 million from Riley Investment Partners, L.P. (“Payee”) in accordance with the subordinated unsecured promissory note (the “RIP Note”). The borrowings are for short-term working capital needs and capital for other retail liquidation engagements. The principal amount of $4.5 million for the RIP Note accrues interest at the rate of 10% per annum (or 15% in the event of a default under the RIP Note). The Payee is also is entitled to a success fee (the “Success Fee”) of 20% of the net profit, if any, earned by the Company in connection with a designated liquidation transaction. Pursuant to the terms of the RIP Note, under no circumstances shall the Company be obligated to pay to Payee any portion of the combined amount of interest and the Success Fee which exceeds twelve percent (12%) of the $4.5 million principal amount of the RIP Note. The outstanding principal amount, together with the accrued and unpaid interest and the Success Fee, are due and payable by the Company on March 9, 2016. The RIP Note is subordinated in certain respects to our guaranty relating to our existing credit facility with Wells Fargo Bank, National Association and, in the event of certain insolvency proceedings, with respect to such credit facility itself, as well as to any other indebtedness of ours to the extent required by the documents governing the repayment thereof. Riley Investment Management LLC, a wholly owned subsidiary of the Company, is the general partner of Payee. Bryant Riley, the Chief Executive Officer and Chairman of the Board of Directors of the Company, owns or controls approximately 45% of the equity interests of the Payee. In addition, Thomas Kelleher, the President of the Company, and one other employee of the Company, own or control de minimis amounts of the equity interests of the Payee. After considering the economic interests of Mr. Riley and Mr. Kelleher in the RIP Note and comparing the terms of the RIP Note to terms that may have been available from unaffiliated third parties, the disinterested members of our Board of Directors unanimously approved the issuance of the RIP Note.

Name Change

On November 6, 2014, we changed our corporate name from Great American Group, Inc. to B. Riley Financial, Inc. (the “Name Change”). In connection with the Name Change, we also changed our trading symbol on the Over-the-Counter Bulletin Board from “GAMR” to “RILY”.

Capital Markets Services

Investment Banking and Corporate Finance

B. Riley investment banking professionals provide equity and debt capital raising, merger and acquisition and financial advisory services to both private and publicly traded companies. Those services include: follow-on public offerings, debt and equity private placements, debt refinancings, corporate debt and equity security repurchases, and buy-side and sell-side representation, divestitures/carveouts, leveraged buyouts, management buyouts, strategic alternatives reviews, fairness opinions, valuations, return-of-capital advisory, hostile/activist advisory, and options trading programs.

Sales, Trading and Corporate Services

Our sales and trading professionals distribute B. Riley proprietary research products to our institutional investor clients and high net worth individuals. B. Riley sales and trading also sells the securities of companies in which B. Riley acts as an underwriter and executes equity trades on behalf of clients. We maintain active trading relationships with substantially all major institutional money managers. Our equity and fixed income traders make markets in approximately 150 securities. Our corporate services include retail orders, block trades, Rule 144 transactions, cashless exercise of options, and corporate equity repurchase programs.

Equity Research

Our equity research is focused on fundamentals-based research. Our research focuses on an in-depth analysis of earnings, cash flow trends, balance sheet strength, industry outlook, and strength of management that involves extensive meetings with key management, competitors, channel partners and customers. We provide research on all sizes of firms; however, our research primarily focuses on small and mid-cap stocks that are under-followed by Wall Street. Our analysts regularly communicate their findings through Research Updates and daily Morning Notes.

Our research department includes research analysts maintaining coverage on a variety of companies in a variety of industry sectors. Our research department annually organizes non-deal road shows for issuers in our targeted industries. To provide our institutional clients access to management teams of companies in our coverage universe and others, our research department has held 16 consecutive annual institutional investor conferences.

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

Generation of Revenue in the Auction and Liquidation Solutions

We provide services to clients in our Auction and Liquidation Services segment on a guarantee, fee or outright purchase basis.

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

UK Retail Stores

We previously operated ten retail footwear stores in the United Kingdom as a result of our acquisition of Shoon Trading Limited (“Shoon”) on May 4, 2012. Revenues from the sale of goods in our UK retail stores segment were recognized as revenue upon the sale of product to retail customers. Our net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, and other promotional allowances and are recorded net of sales or value added tax. Allowances provided for these items are presented in the consolidated financial statements primarily as reductions to sales and cost of sales. In August 2013, the Shoon shareholder agreement was amended and restated to eliminate our control rights. As a result of this amendment, Shoon’s operating results are not consolidated with the Company’s for any periods after July 31, 2013. Notwithstanding the deconsolidation, our operating results for periods from July 31, 2013 to January 2014 include the income (loss) from our 44.4% equity investment in the common stock of Shoon. In January 2014, Shoon was sold to a third party, and we no longer have a financial interest in the operations of Shoon.

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

Capital Markets Services

 We are engaged by corporate customers, including publicly held and privately owned companies, to provide investment banking, corporate finance, research and sales and trading services. We also provide corporate finance, research, and sales and trading services to high net worth individuals. We maintain client relationships with companies in the consumer goods, consumer services, defense, industrials and technology industries.

Auction and Liquidation Solutions

Our retail auction and liquidation solution clients include financially healthy retailers as well as distressed retailers, bankruptcy professionals, financial institution workout groups and a wide range of professional service providers. Some retail segments in which we specialize include apparel, arts and crafts, department stores, discount stores, drug / health and beauty, electronics, footwear, grocery stores, hardware / home improvement, home goods and linens, jewelry, office / party supplies, specialty stores, and sporting goods. Recent clients include Blockbuster Video, Borders Group, Comet, Circuit City, Friedman’s Jewelers, Fortunoff, Mervyns, Orchard Supply Hardware, Office Depot, Target, Tower Records, TJ Hughes, Hancock Fabrics, Movie Gallery, Linens N Things, Kmart, Sears and Whitehall Jewelers.

We provide wholesale and industrial auction services and customized disposition programs to a wide range of clients. Specifically, we have experience in providing auction and liquidation solutions to the following industries: aircraft / aerospace, casino / hospitality, construction / mining / earthmoving, food and beverage processing, hospital / medical, machine tools / metalworking, material handling, packaging / bottling, plastics and rubber processing, printing / bindery, pulp processing / paper converting, restaurant / bar / bakery, retail / trade fixtures, stadium / arena, textile / apparel, transportation / rolling stock, warehouse / distribution centers, and woodworking / lumber. Representative recent clients include Boeing, Hollywood Park, Stardust Hotel & Casino, Midas International, James River Coal Company, Lillian Vernon, and Saint Vincent Medical Center of New York.

Valuation and Appraisal Services

We are engaged by financial institutions, lenders, private equity investors and other capital providers, as well as professional service providers, to provide valuation and advisory services. We have extensive experience in the appraisal and valuation of retail and consumer inventories, wholesale and industrial inventories, machinery and equipment, intellectual property and real estate. We maintain ongoing client relationships with major asset based lenders including Bank of America, Citibank, Deutsche Bank, GE Capital, HSBC, JPMorgan Chase, SunTrust Bank, Union Bank of California, US Bank, and Wells Fargo Retail Finance. In addition, our clients include private equity firms such as Apollo Management, Goldman Sachs Capital Partners, and Sun Capital Partners.

Competition

We also face intense competition for our capital markets services. Since the mid-1990s, there has been substantial consolidation among U.S. and global financial institutions. In particular, a number of large commercial banks, insurance companies and other diversified financial services firms have merged with other financial institutions or have established or acquired broker-dealers. During 2008, the failure or near-collapse of a number of very large financial institutions led to the acquisition of several of the most sizeable U.S. investment banking firms, consolidating the financial industry to an even greater extent. Currently, our competitors are other investment banks, bank holding companies, brokerage firms, merchant banks and financial advisory firms. Our focus on our target industries also subjects us to direct competition from a number of specialty securities firms and smaller investment banking boutiques that specialize in providing services to these industries.

The industry trend toward consolidation has significantly increased the capital base and geographic reach of many of our competitors. Our larger and better-capitalized competitors may be better able than we are to respond to changes in the investment banking industry, to recruit and retain skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally. Many of these firms have the ability to offer a wider range of products than we do, including loans, deposit-taking and insurance, in addition to brokerage, asset management and investment banking services, all of which may enhance their competitive position relative to us. These firms also have the ability to support investment banking and securities products with commercial banking, insurance and other financial services revenues in an effort to gain market share, which could result in downward pricing pressure in our businesses. In particular, the trend in the equity underwriting business toward multiple book runners and co-managers has increased the competitive pressure in the investment banking industry and has placed downward pressure on average transaction fees.

As we seek to expand our asset management business, we face competition in the pursuit of investors for our investment funds, in the identification and completion of investments in attractive portfolio companies or securities, and in the recruitment and retention of skilled asset management professionals.

We also face intense competition in our other service areas. While some competitors are unique to specific service offerings, some competitors cross multiple service offerings. A number of companies provide services or products to the auction and liquidation and valuation and appraisal markets, and existing and potential clients can, or will be able to, choose from a variety of qualified service providers. Some of our competitors may even be able to offer discounts or other preferred pricing arrangements. In a cost-sensitive environment, such arrangements may prevent us from acquiring new clients or new engagements with existing clients. Some of our competitors may be able to negotiate secure alliances with clients and affiliates on more favorable terms, devote greater resources to marketing and promotional campaigns or to the development of technology systems than us. In addition, new technologies and the expansion of existing technologies with respect to the online auction business may increase the competitive pressures on us. We must also compete for the services of skilled professionals. There can be no assurance that we will be able to compete successfully against current or future competitors, and competitive pressures we face could harm our business, operating results and financial condition.

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

As a participant in the financial services industry, we are subject to complex and extensive regulation of most aspects of our business by U.S. federal and state regulatory agencies, self-regulatory organizations and securities exchanges. The laws, rules and regulations comprising the regulatory framework are constantly changing, as are the interpretation and enforcement of existing laws, rules and regulations. The effect of any such changes cannot be predicted and may direct the manner of our operations and affect our profitability.

Our broker-dealer subsidiary, BRC, is subject to regulations governing every aspect of the securities business, including the execution of securities transactions; capital requirements; record-keeping and reporting procedures; relationships with customers, including the handling of cash and margin accounts; the experience of and training requirements for certain employees; and business interactions with firms that are not members of regulatory bodies.

BRC is registered as a securities broker-dealer with the SEC and is a member of FINRA. FINRA is a self-regulatory body composed of members such as our broker-dealer subsidiary that have agreed to abide by the rules and regulations of FINRA. FINRA may expel, fine and otherwise discipline member firms and their employees. BRC is also licensed as a broker-dealer in 18 states in the U.S., requiring us to comply with the laws, rules and regulations of each such state. Each state may revoke the license to conduct securities business, fine and otherwise discipline broker-dealers and their employees. We are also registered with NASDAQ and must comply with its applicable rules.

BRC is also subject to the SEC’s Uniform Net Capital Rule, Rule 15c3-1, which may limit our ability to make withdrawals of capital from our broker-dealer subsidiary. The Uniform Net Capital Rule sets the minimum level of net capital a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid. In addition, BRC is subject to certain notification requirements related to withdrawals of excess net capital.

We are also subject to the USA PATRIOT Act of 2001 (the Patriot Act), which imposes obligations regarding the prevention and detection of money-laundering activities, including the establishment of customer due diligence and customer verification, and other compliance policies and procedures. The conduct of research analysts is also the subject of rule-making by the SEC, FINRA and the federal government through the Sarbanes-Oxley Act. These regulations require certain disclosures by, and restrict the activities of, research analysts and broker-dealers, among others. Failure to comply with these requirements may result in monetary, regulatory and, in the case of the USA Patriot Act, criminal penalties.

Our asset management subsidiaries, BRH and RAM are SEC-registered investment advisers, and accordingly subject to regulation by the SEC. Requirements under the Investment Advisors Act of 1940 include record-keeping, advertising and operating requirements, and prohibitions on fraudulent activities.

Various regulators, including the SEC, FINRA and state securities regulators and attorneys general, are conducting both targeted and industry-wide investigations of certain practices relating to the financial services industry, including marketing, sales practices, valuation practices, asset managers, and market and compensation arrangements. These investigations, which have been highly publicized, have involved mutual fund companies, broker-dealers, hedge funds, investors and others.

 In addition, the SEC staff has conducted studies with respect to soft dollar practices in the brokerage and asset management industries and proposed interpretive guidance regarding the scope of permitted brokerage and research services in connection with soft dollar practices.

In July 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). The Dodd-Frank Act institutes a wide range of reforms that will impact financial services firms and requires significant rule-making. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. Many of the provisions of the Dodd-Frank Act are subject to further rulemaking procedures and studies and will take effect over several years. As a result, we cannot assess the impact of these new legislative and regulatory changes on our business at the present time.

Employees

As of December 31, 2014, we had 221 full time employees and four part time employees. We are not a party to any collective bargaining agreements. We have never experienced a work stoppage or strike and believe that relations with our employees are good.

We rely significantly on the expertise of independent contractors whom we engage in connection with specific transactions. As of December 31, 2014, we maintained a network of approximately 160 independent contractors who we engage from time to time to provide services pursuant to the terms of independent contractor agreements.

Available Information

We maintain a website at www.brileyfin.com. We file reports with the Securities and Exchange Commission ("SEC"), and make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not a part of, or incorporated in, this Annual Report.

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

Our revenues and results of operations fluctuate significantly from quarter to quarter, due to a number of factors. These factors include, but are not limited to, the following:

•	Our ability to attract new clients and obtain additional business from our existing client base;

•	The number, size and timing of mergers and acquisition transactions, capital raising transactions and other strategic advisory services where we act as an adviser on our auction and liquidation and investment banking engagements;

•	The extent to which we acquire assets for resale, or guarantee a minimum return thereon, and our ability to resell those assets at favorable prices;

•	Variability in the mix of revenues from the auction and liquidation and valuation and appraisal services businesses;

•	The rate of growth of new service areas;

•	The types of fees we charge clients, or other financial arrangements we enter into with clients; and

•	Changes in general economic and market conditions.

We have limited or no control over some of the factors set forth above and, as a result, may be unable to forecast our revenues accurately. For example, our investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. A client’s acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the business of a client or a counterparty. If the parties fail to complete a transaction on which we are advising or an offering in which we are participating, we will earn little or no revenue from the contemplated transaction.

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

In addition, some of these investments are, or may in the future be, in industries or sectors which are unstable, in distress or undergoing some uncertainty. Further, the companies in which we invest may rely on new or developing technologies or novel business models, or concentrate on markets which are or may be disproportionately impacted by pressures in the financial services and/or mortgage and real estate sectors, have not yet developed and which may never develop sufficiently to support successful operations, or their existing business operations may deteriorate or may not expand or perform as projected. Such investments may be subject to rapid changes in value caused by sudden company-specific or industry-wide developments. Contributing capital to these investments is risky, and we may lose some or all of the principal amount of our investments. There are no regularly quoted market prices for a number of the investments that we make. The value of our investments is determined using fair value methodologies described in valuation policies, which may consider, among other things, the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment and the trading price of recent sales of securities (in the case of publicly-traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on estimates and assumptions specific to the particular investments. Therefore, the value of our investments does not necessarily reflect the prices that would actually be obtained by us when such investments are sold. Realizations at values significantly lower than the values at which investments have been reflected in values would result in loses of potential incentive income and principal investments.

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

We have experienced losses and may not achieve or maintain profitability.

Our profitability in each reporting period is impacted by the number and size of retail liquidation and capital markets engagements we perform on a quarterly or annual basis. It is possible that we will continue to experience losses with respect to our current operations as we continue to expand our operations. In addition, we expect that our operating expenses will increase to the extent that we grow our business. We may not be able to generate sufficient revenues to achieve or maintain profitability.

Because of their significant stock ownership, some of our existing stockholders will be able to exert control over us and our significant corporate decisions.

Our executive officers, directors and their affiliates own or control, in the aggregate, approximately 34.3% of our outstanding common stock as of December 31, 2014. In particular, our Chairman and Chief Executive Officer, Bryant R. Riley, owns or controls, in the aggregate, 3,944,410 shares of our common stock or 24.7% of our outstanding common stock as of December 31, 2014. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:

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

As a result of the common stock offering that was completed on June 5, 2014, the Company had a more than 50% ownership shift in accordance with Internal Revenue Code Section 382. Accordingly, the Company may be limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of December 31, 2014, the Company believes that the net operating loss that existed as of the more than 50% ownership shift will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance. However, to the extent that the Company is unable to utilize such net operating loss, it may have a material adverse effect on our financial condition and results of operations.

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

Prior to the declaration of a dividend by our Board of Directions on October 29, 2014, we historically have not paid dividends on shares of our capital stock. From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. Our Board of Directors may reduce or discontinue dividends at any time for any reason it deems relevant and there can be no assurances that we will continue to generate sufficient cash to pay dividends, or that we will continue to pay dividends with the cash that we do generate. The determination regarding the payment of dividends is subject to the discretion of our Board of Directors, and there can be no assurances that we will continue to generate sufficient cash to pay dividends, or that we will pay dividends in future periods.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our headquarters are located in Woodland Hills, California in a leased facility. The following table sets forth the location and use of each of our properties, all of which are leased as of December 31, 2014.

Location	Use

Woodland Hills, California	Headquarters; Accounting, Information Technology and Human Resources offices; Appraisal and Auction offices

Los Angeles, California	Capital Markets office

Newport Beach, California	Capital Markets office

San Francisco, California	Capital Markets office

Norwalk, Connecticut	Capital Advisory Services office

Atlanta, Georgia	Marketing office

Chicago, Illinois	Appraisal and Marketing office

Boston, Massachusetts	Capital Markets, Appraisal and Marketing offices

Needham, Massachusetts	Appraisal office

New York, New York	Capital Markets, Appraisal and Marketing offices

Charlotte, North Carolina	Marketing office

Winston-Salem, North Carolina	Marketing office

Toledo, Ohio	Marketing office

Dallas, Texas	Appraisal and Marketing office

Milwaukee, Wisconsin	Marketing office

Munich, Germany	Marketing office

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

Item 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market and Other Information

Our common stock is traded on the OTC Bulletin Board under the symbol: “RILY”.

The following table sets forth the high and low closing sale prices of a share of our Common Stock as reported by the OTC Bulletin Board on a quarterly basis for the years ended December 31, 2013 and 2014. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The liquidity of our shares on the OTC Bulletin Board is extremely limited, and prices quoted may not be a reliable indication of the value of our Common Stock.

	High	Low

2013:
Quarter ended March 31, 2013	$7.80	$6.00
Quarter ended June 30, 2013	9.80	6.80
Quarter ended September 30, 2013	7.60	5.40
Quarter ended December 31, 2013	6.00	3.60

2014:
Quarter ended March 31, 2014	$6.00	$5.00
Quarter ended June 30, 2014	10.40	2.80
Quarter ended September 30, 2014	8.15	7.40
Quarter ended December 31, 2014	9.90	7.45

As of March 17, 2015, there were approximately 79 holders of record of our Common Stock. This number does not include beneficial owners holding shares through nominees or in “street” name.

Dividend Policy

On October 29, 2014, our Board of Directors approved a dividend of $0.03 per share, which was paid on or about December 9, 2014 to stockholders of record on November 18, 2014. From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. Our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of and for each of the five fiscal years ended December 31, 2014, and is derived from our Consolidated Financial Statements. The Consolidated Financial Statements as of December 31, 2014 and 2013, and for each of the years in the three-year period ended December 31, 2014, are included elsewhere in this report. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Consolidated Statement of Operations Data:

(Dollars in thousands except share and per share data)

	Year Ended December 31,
	2014	2013	2012	2011	2010
Revenues:
Services and fees	$67,257	$59,967	$65,624	$60,627	$37,026
Sale of goods	9,859	16,165	18,312	2,899	5,119
Total revenues	77,116	76,132	83,936	63,526	42,145
Operating expenses:
Direct cost of services	23,466	24,146	23,911	19,749	15,417
Cost of goods sold	14,080	11,506	12,750	3,391	6,674
Selling, general and administrative	44,453	36,382	39,834	32,946	31,413
Retructuring charge	2,548	—	—	—	—
Total operating expenses	84,547	72,034	76,495	56,086	53,504
Operating (loss) income	(7,431)	4,098	7,441	7,440	(11,359)
Other income (expense):
Interest income	12	26	201	476	522
Loss from equity investment in Great American Group Real Estate, LLC and Shoon Trading Limited	—	(177)	(120)	(369)	(1,640)
Gain from bargain purchase	—	—	1,366	—	—
Interest expense	(1,262)	(2,667)	(2,612)	(4,885)	(3,667)
(Loss) income from operations before income taxes	(8,681)	1,280	6,276	2,662	(16,144)
Benefit (provision) for income taxes	2,886	(704)	(1,936)	(2,060)	5,106
Net (loss) income	(5,795)	576	4,340	602	(11,038)
Net income (loss) attributable to noncontrolling interests	6	(482)	819	—	—
Net (loss) income attributable to B. Riley Financial, Inc.	$(5,801)	$1,058	$3,521	$602	$(11,038)

Basic (loss) earnings per share	$(0.60)	$0.74	$2.46	$0.42	$(7.70)
Diluted (loss) earnings per share	$(0.60)	$0.71	$2.38	$0.41	$(7.70)

Weighted average basic shares outstanding	9,612,154	1,434,107	1,434,107	1,434,107	1,434,107
Weighted average diluted shares outstanding	9,612,154	1,494,328	1,480,671	1,477,548	1,434,107

Consolidated Balance Sheet Data:

(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012	2011	2010

Cash and cash equivalents	$21,600	$18,867	$18,721	$15,034	$20,080
Restricted cash	7,657	325	7,923	—	—
Total assets	138,990	73,677	80,583	76,358	72,274
Total current liabilities	41,911	29,069	34,275	32,394	28,966
Total long-term liabilities	—	48,759	50,483	52,220	52,211
Total equity (deficit)	97,079	(4,151)	(4,175)	(8,256)	(8,903)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: volatility in our revenues and results of operations; changing conditions in the financial markets; our ability to generate sufficient revenues to achieve and maintain profitability; the short term nature of our engagements; the accuracy of our estimates and valuations of inventory or assets in “guarantee” based engagements; competition in the asset management business potential losses related to our auction or liquidation engagements; our dependence on communications, information and other systems and third parties; potential losses related to purchase transactions in our auction and liquidations business; the potential loss of financial institution clients; potential losses from or illiquidity of our proprietary investments; changing economic and market conditions; potential liability and harm to our reputation if we were to provide an inaccurate appraisal or valuation; potential mark-downs in inventory in connection with purchase transactions; failure to successfully compete in any of our segments; loss of key personnel; our ability to borrow under our credit facilities as necessary; failure to comply with the terms of our credit agreements; and our ability to meet future capital requirements.

Except as otherwise required by the context, references in this Annual Report to “the “Company,” “B. Riley,” “we,” “us” or “our” refer to the combined business of B. Riley Financial, Inc. and all of its subsidiaries.

Overview

We are a leading independent investment bank with offices in Los Angeles, Orange County, San Francisco and New York providing corporate finance, research, sales and trading services to corporate, institutional and high net worth clients. We are also a leading provider of asset disposition, valuation and appraisal services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional service firms throughout the United States, Canada and Europe. We now operate our business in three segments: capital markets services, auction and liquidation solutions and valuation and appraisal services.

Our capital markets services segment provides a full array of investment banking, corporate finance, research, sales and trading services to corporate, institutional and high net worth clients.  Our corporate finance and investment banking services include merger and acquisitions advisory to public and private companies, initial and secondary public offerings, and institutional private placements. We also provide financial advisory services rendered in connection with client mergers, acquisitions, restructurings, recapitalizations and other strategic transactions as well as market making services to public companies. In addition, we trade equity securities as a principal for the Company’s account.

Our auction and liquidation solutions segment utilizes our significant industry experience network of highly skilled employees and scalable network of independent contractors and industry-specific advisors to tailor our services to the specific needs of a multitude of clients, logistical challenges and distressed circumstances. We have established appraisal and valuation methodologies and practices in a broad array of asset categories which have made us a recognized industry leader. Furthermore, our scale and pool of resources allow us to offer our services on a nationwide basis. Since 1995, we have participated in liquidations involving over $25 billion in aggregate asset value and auctioned assets with an estimated aggregate value of over $6 billion.

Our valuation and appraisal services segment provides valuation and appraisal services to financial institutions, lenders, private equity investors and other providers of capital. These services primarily include the valuation of assets (i) for purposes of determining and monitoring the value of collateral securing financial transactions and loan arrangements and (ii) in connection with potential business combinations. Our valuation and appraisal services divisions operate through limited liability companies that are majority owned by us. Our clients include major financial institutions such as Bank of America, Credit Suisse, GE Capital, JPMorgan Chase, Union Bank of California, and Wells Fargo. Our clients also include private equity firms such as Apollo Management, Goldman Sachs Capital Partners, and Sun Capital Partners.

Historically, revenues from our auction and liquidation segment vary significantly from quarter to quarter and have a significant impact on our operating results from period to period. These revenues have historically comprised a significant amount of our total revenues and operating profits. In addition, revenues from investment banking transactions in our capital markets segment will vary from quarter to quarter in the future and have comprised a significant amount of our total revenues and operating profits. During the years ended December 31, 2014, 2013 and 2012, revenues from our auction and liquidation segment were 35.0%, 55.7% and 57.5% of total revenues. Our profitability in each reporting period is impacted by the number and size of retail liquidation engagements we perform on a quarterly or annual basis. Revenues from liquidation service contracts and financing activities to one retailer and the sale of four oil rigs to one customer represented 10.7% and 12.2% of our total revenues during the year ended December 31, 2013. Revenues from liquidation service contracts and financing activities to two retailers represented 20.4% of our total revenues during the year ended December 31, 2012.

Private Placement and Strategic Combination

On June 5, 2014, we completed a private placement of 10,289,300 shares of our common stock at a purchase price of $5.00 per share (the “Private Placement”). Fifty-three accredited investors (the “Investors”) participated in the Private Placement pursuant to the terms and provisions of a securities purchase agreement entered into among us and the Investors on May 19, 2014. At the closing of the Private Placement on June 5, 2014, we received net proceeds of approximately $51.2 million. On June 5, 2014, we used $30.2 million of the net proceeds from the Private Placement to repay long-term debt payable to Andrew Gumaer and Harvey Yellen, both of whom were executive officers and directors of the Company at the time of such repayment. The $30.0 million principal payment and then outstanding accrued interest of $0.2 million retired the entire $48.8 million face amount of the long-term debt at a discount of $18.8 million. The discount of $18.8 million has been recorded as a capital contribution to additional paid in capital in our consolidated financial statements.

On June 18, 2014, we completed the acquisition of BRC pursuant to the terms of the Acquisition Agreement, dated as of May 19, 2014, by and among the Company, Darwin Merger Sub I, Inc., a wholly owned subsidiary of the Company, B. Riley Capital Markets, LLC, a wholly owned subsidiary of the Company (“BCM”), BRC, B. Riley & Co. Holdings, LLC (“BRH”), Riley Investment Management LLC (“RIM”), and collectively with BRC and BRH, the (“B. Riley Entities”) and Bryant Riley, a director of the Company and principal owner of each of the B. Riley Entities. In connection with the Company’s acquisition of BRC, Darwin Merger Sub I, Inc. merged with and into BRC, and BRC subsequently merged with and into BCM, with BCM surviving as a wholly owned subsidiary of the Company. We completed the acquisitions of BRH, whose operations include asset management and financial advisory services, and RIM, which provides services to certain pooled investment vehicles, on August 1, 2014.

The total purchase price for the B. Riley Entities was $26.4 million, which was paid at closing on June 18, 2014, in the form of 4,182,637 newly issued shares of our common stock. The fair value of the newly issued shares of the Company’s common stock for accounting purposes was determined based on the closing market price of the Company’s shares of common stock on the acquisition date, less a 25% discount for lack of marketability as the shares issued are subject to certain restrictions that limit their trade or transfer in the open market.

Revenues from the operations of BRC are reflected in the capital markets segment and totaled $19.4 million for the period from June 18, 2014 to December 31, 2014. Capital markets segment revenues include revenues from investment banking fees of $10.3 million, commissions and other income primarily earned from research, sales and trading of $7.8 million, and trading income of $1.3 million.

Effective upon the closing of the acquisition on June 18, 2014, Bryant Riley, the principal owner of BRC, was appointed as our Chief Executive Officer and Chairman. As a result of the acquisition of BRC, Bryant Riley owns approximately 24.7% of our outstanding common stock.

Recent Developments

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

During the second quarter of 2014, we initiated a strategic review of our operations taking into account the planned synergies as a result of the acquisition of BRC. As a result of the strategic review, we implemented cost savings measures that resulted in a reduction in corporate overhead and the restructuring of our operations in Europe. In the third quarter of 2014, we implemented a reduction in force for some of our corporate employees and a significant number of our employees in the United Kingdom and we closed our office in Deerfield, Illinois. These initiatives resulted in a restructuring charge of $2.5 million in the third quarter of 2014. As part of the strategic review, we restructured our UK appraisal business whereby we entered into a joint marketing and strategic alliance with an entity owned and controlled by our former UK appraisal senior management. As a result of the restructuring, we anticipate a shift in our strategic focus from Europe which is expected to result in a substantial reduction in revenues from European operations.

In October 2014, we were engaged to liquidate the inventory for the going-out-of-business sale of 56 stores of Naartjie Kids, a fashionable children clothing retailer, located throughout the United States,. We provided a minimum guarantee of amounts to be realized from the liquidation of inventory. We completed the liquidation sale of inventory in late December 2014 and the amounts realized exceeded the minimum guarantee and we recognized revenue for these services in the fourth quarter of 2014.

In November 2014, we were engaged to participate in a joint venture involving the liquidation of inventory for the going-out-of-business sale of 198 stores of Alco Stores, a discount retailer serving consumers in smaller communities in the Midwest, Southeast and Southwestern portion of the United States. The joint venture provided Alco Stores with a minimum guarantee of amounts to be realized from the liquidation of inventory. The liquidation sale of inventory was completed in late February 2015 and the amounts realized from the liquidation of inventory will be finalized in the second quarter of 2015.

On January 2, 2015, we entered into a purchase agreement to acquire MK Capital Advisors, LLC (“MK Capital”), a wealth management business with operations primarily in New York. The terms of the purchase agreement required the seller to meet certain pre-closing conditions. On February 2, 2015, the closing conditions were satisfied and we completed the purchase of MK Capital. Upon closing, we paid the shareholders of MK Capital $2.5 million in cash and issued 333,333 shares of our common stock. The purchase agreement also requires the payment of contingent consideration of $1.25 million in cash and 166,667 shares of our common stock on the first anniversary date of the closing (February 2, 2016) and a final payment of $1.25 million in cash and 166,666 of our common stock on the second anniversary date of the closing (February 2, 2017). The contingent consideration is payable on the first and second anniversary dates of the closing provided that MK Capital generates a minimum amount of gross revenues as defined in the purchase agreement for the twelve months following the first and second anniversary dates of the closing.

On January 11, 2015, Great American Group Energy Equipment, LLC ("GAGEE"), a wholly owned subsidiary of the Company that was formed for the purpose of acquiring oil rigs in 2008, filed a voluntary petition with the United States Bankruptcy Court for the Northern District of Texas for relief under Chapter 7 of Title 11 of the United States Code (as amended, the "Bankruptcy Code"). At December 31, 2014, GAGEE had total assets of $6.5 million and total liabilities of $6.6 million. Total assets included $2.5 million of other receivables included in prepaid and other current assets and $4.0 million of goods held for sale which was comprised of five oil rigs (see Note 6).  Total liabilities include a note payable in the amount of $6.6 million that is collateralized by the assets of GAGEE.  Under Chapter 7 of the Bankruptcy Code the assets of GAGEE will be liquidated and the resulting cash proceeds will be used by the bankruptcy trustee to pay creditors.  As a result of the bankruptcy filing on January 11, 2015, the assets and liabilities of GAGEE described above will no longer be consolidated in the Company's consolidated financial statements for periods subsequent to the bankruptcy filing. At the present time, management does not expect the bankruptcy of GAGEE to have a material impact on the consolidated financial position of the Company.

In February 2015, we were engaged to participate in a joint venture involving the liquidation of inventory for the going-out-of-business sale of 133 Target stores located in Canada. The joint venture provided Target Canada with a minimum guarantee of amounts to be realized from the liquidation of inventory. In connection with our portion of the guarantee, we provided a letter of credit to Target Canada in the amount of $14.0 million in February 2015. The liquidation sale of inventory is expected to be completed in the second quarter of 2015.

In March 2015, in Europe we purchased inventory and intellectual property of Schoenenreus from a bankruptcy trustee in the Netherlands for $3.2 million. Schoenenreus is a retailer of men’s, women’s and children’s shoes, clothing and accessories and operates 121 retail locations throughout the Netherlands. We started the going-out-of-business sale of all of Schoenenreus’s inventory on March 9, 2015. The liquidation sale of inventory is expected to be completed in the second quarter of 2015.

In March 2015, we were engaged to liquidate the inventory for the going-out-of-business sale of 153 CACHE retail stores located throughout the United States, Puerto Rico and Virgin Islands. We provided a minimum guarantee of amounts to be realized from the liquidation of inventory. We also acquired CACHE’s intellectual property and lease designation rights for all retail locations which we expect to market to strategic buyers and monetize these assets. The liquidation sale of inventory is expected to be completed in the second quarter of 2015.

In March 2015, the Company had capital deployed for three retail liquidation engagements. On March 10, 2015, we borrowed $4.5 million from Riley Investment Partners, L.P. (“Payee”) in accordance with the subordinated unsecured promissory note (the “RIP Note”). The borrowings are for short-term working capital needs and capital for other retail liquidation engagements. The principal amount of $4.5 million for the RIP Note accrues interest at the rate of 10% per annum (or 15% in the event of a default under the RIP Note). The Payee is also is entitled to a success fee (the “Success Fee”) of 20% of the net profit, if any, earned by the Company in connection with a designated liquidation transaction. Pursuant to the terms of the RIP Note, under no circumstances shall the Company be obligated to pay to Payee any portion of the combined amount of interest and the Success Fee which exceeds twelve percent (12%) of the $4.5 million principal amount of the RIP Note. The outstanding principal amount, together with the accrued and unpaid interest and the Success Fee, are due and payable by us on March 9, 2016. The RIP Note is subordinated in certain respects to our guaranty relating to our existing credit facility with Wells Fargo Bank, National Association and, in the event of certain insolvency proceedings, with respect to such credit facility itself, as well as to any other indebtedness of ours to the extent required by the documents governing the repayment thereof. Riley Investment Management LLC, a wholly owned subsidiary of the Company, is the general partner of Payee. Bryant Riley, the Chief Executive Officer and Chairman of the Board of Directors of the Company, owns or controls approximately 45% of the equity interests of the Payee. In addition, Thomas Kelleher, the President of the Company, and one other employee of the Company, own or control de minimis amounts of the equity interests of the Payee. After considering the economic interests of Mr. Riley and Mr. Kelleher in the RIP Note and comparing the terms of the RIP Note to terms that may have been available from unaffiliated third parties, the disinterested members of our Board of Directors unanimously approved the issuance of the RIP Note.

Results of Operations

The following period to period comparisons of our financial results are not necessarily indicative of future results.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Consolidated Statements of Operations

(Dollars in thousands)

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Amount	%	Amount	%
Revenues:
Services and fees	$67,257	87.2%	$59,967	78.8%
Sale of goods	9,859	12.8%	16,165	21.2%
Total revenues	77,116	100.0%	76,132	100.0%

Operating expenses:
Direct cost of services	23,466	30.4%	24,146	31.7%
Cost of goods sold	14,080	18.3%	11,506	15.1%
Selling, general and administrative expenses	44,453	57.6%	36,382	47.8%
Restructuring charge	2,548	3.3%	-	0.0%
Total operating expenses	84,547	109.6%	72,034	94.6%
Operating (loss) income	(7,431)	-9.6%	4,098	5.4%
Other income (expense):
Interest income	12	0.0%	26	0.0%
Loss from equity investment in Great American
Real Estate, LLC and Shoon Trading Limited	-	0.0%	(177)	-0.2%
Gain from bargain purchase	-	0.0%	-	0.0%
Interest expense	(1,262)	-1.6%	(2,667)	-3.5%
(Loss) income before income taxes	(8,681)	-11.2%	1,280	1.7%
Benefit (provision) for income taxes	2,886	3.6%	(704)	-0.9%
Net (loss) income	(5,795)	-7.6%	576	0.8%
Net income (loss) attributable to noncontrolling interests	6	0.0%	(482)	-0.6%
Net (loss) income attributable to B. Riley Financial, Inc.	$(5,801)	-7.6%	$1,058	1.4%

Revenues

The table below and the discussion that follows are based on how we analyze our business.

	Year Ended December 31, 2014		Year Ended December 31, 2013		Change
	Amount	%	Amount	%	Amount	%

Revenues - Serivces and Fees:
Auction and Liquidation segment	$17,166	22.3%	$32,409	42.6%	$(15,243)	-47.0%
Valuation and Appraisal segment	30,671	39.8%	27,558	36.2%	3,113	11.3%
Capital Markets segment	19,420	25.2%	-	n/m	19,420	n/m
Subtotal	67,257	87.2%	59,967	78.8%	7,290	12.2%

Revenues - Sale of goods
Auction and Liquidation	9,859	12.8%	9,963	13.1%	(104)	-1.0%
UK Retail Stores	-	n/m	6,202	8.1%	(6,202)	n/m
Subtotal	9,859	12.8%	16,165	21.2%	(6,306)	-39.0%

Total revenues	$77,116	100.0%	$76,132	100.0%	$984	1.3%

___________________

n/m - Not applicable or not meaningful.

Total revenues increased $1.0 million to $77.1 million during the year ended December 31, 2014 from $76.1 million during the year ended December 31, 2013. The increase in revenues during the year ended December 31, 2014 was primarily due to an increase in revenues from services and fees of $7.3 million; offset by a decrease in revenues from the sale of goods of $6.3 million. The increase in revenues from services and fees of $7.3 million in 2014 was primarily due to an increase in revenues of $19.4 million from our capital markets segment which includes the operating results of the operations acquired from BRC for the period from June 18, 2014, the date of acquisition, through December 31, 2014 and an increase in revenues of $3.1 in our valuation and appraisal segment. These increases were offset by a decrease in revenues from services and fees of $15.2 million in the auction and liquidation segment. The decrease in revenues from the sale of goods of $6.3 million in 2014 was comprised of a decrease in revenues of $0.1 million in the auction and liquidation segment and $6.2 million in the UK retail stores segment.

Revenues from services and fees in the auction and liquidation segment decreased $15.2 million, or 47.0%, to $17.2 million during the year ended December 31, 2014 from $32.4 million during the year ended December 31, 2013. The decrease in revenues of $15.2 million during the year ended December 31, 2014 was primarily due to (a) a decrease in revenues from services and fees from retail liquidation engagements of $13.7 million, (b) a decrease in revenues of $1.0 million from services and fees in our wholesale and industrial auction division and (c) a decrease in revenues of $0.5 million from real estate services and capital advisory services provided by our GA Capital division. The decrease in revenues from services and fees from retail liquidation engagements was primarily due to a decrease in the services and fees of $5.4 million from our retail liquidation operations in Europe that we restructured in the third quarter of 2014 and the accrual of a loss of $6.1 million for one retail liquidation engagement where we provided a minimum guarantee of amounts to be realized from the liquidation of inventory. In 2013, revenues from services and fees for retail liquidation engagements included revenues of $8.1 million for one retail liquidation engagement where we provided a minimum guarantee of amounts to be realized from the liquidation of inventory. The decrease in revenues from services and fees revenue in the wholesale and industrial auction business was primarily due to a decrease in number of engagements during 2014 as compared to the same period in 2013. The decrease in revenues from real estate services in 2014 was primarily due to a decrease in the number and size of real estate consulting engagements during 2014 as compared to the same period in 2013.

Revenues from services and fees in the valuation and appraisal segment increased $3.1 million, or 11.3%, to $30.7 million during the year ended December 31, 2014 from $27.6 million during the year ended December 31, 2013. The increase in revenues was primarily due increases of (a) $0.8 million related to appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors and (b) $2.4 million for appraisals of machinery and equipment and intellectual property. These increases were offset by a decrease in revenues of $0.1 million from our appraisal operations in the United Kingdom.

Revenues from services and fees in the capital markets segment were $19.4 million during the year ended December 31, 2014. These revenues included revenues for the period from June 18, 2014 to December 31, 2014 as a result of our acquisition of BRC. Capital markets segment revenues include revenues from investment banking fees of $10.3 million, commissions and other income primarily earned from research, sales and trading of $7.8 million, and trading income of $1.3 million.

Sale of Goods, Cost of Goods Sold and Gross Margin

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Auction and	UK Retail		Auction and	UK Retail
	Liquidation	Stores		Liquidation	Stores
	Segment	Segment	Total	Segment	Segment	Total

Revenues - Sale of Goods	$9,859	$-	$9,859	$9,963	$6,202	$16,165
Cost of Goods Sold	14,080	-	14,080	7,940	3,566	11,506

Gross margin	$(4,221)	$-	$(4,221)	$2,023	$2,636	$4,659

Gross margin percentage	-42.8%	n/a	-42.8%	20.3%	42.5%	28.8%

___________________

    n/a - Not applicable.

Total revenues from the sale of goods decreased by $6.3 million, or 39.0%, to $9.9 million during the year ended December 31, 2014 from $16.2 million during the year ended December 31, 2013. The decrease in revenues from the sales of goods in 2014 was comprised of a $0.1 million decrease in revenues from the sale of goods in the auction and liquidation segment and $6.2 million decrease in revenues in the UK retail stores segment. The decrease in revenues from the sale of goods in the auction and liquidation segment was primarily due to a slight decrease in the value of goods sold in 2014 as compared to 2013. The decrease in revenues from the sale of the sale of goods in the UK retail store segment was due to the fact we did not operate in the UK retail store segment in 2014 as discussed above.

Revenues from the sale of goods in our wholesale and industrial auction business decreased $0.1 million, to $9.9 million during the year ended December 31, 2014 from $10.0 million during the year ended December 31, 2013. Gross margin from the sales of goods where we held title in the auction and liquidation segment decreased to (42.8%) during the year ended December 31, 2014 as compared to a gross margin of 20.3% during the year ended December 31, 2013. The gross margin in 2014 was negatively impacted by $2.9 million of impairment and inventory valuation charges in the fourth quarter of 2014 and $1.7 million of inventory valuation charges during the third quarter of 2014. The impairment and inventory valuation charges in the fourth quarter of 2014 were comprised of a $1.2 million impairment charge we incurred as a result of the expiration of the lease finance receivable on December 15, 2014 and an inventory valuation charge of $2.1 million related to another oil rig and aircraft parts that are included in goods held for sale at December 31, 2014. The $1.7 million impairment charge in the third quarter of 2014 was incurred to write down the carrying value of certain goods held for sale or auction relating to machinery and equipment that we sold at auction in the third quarter of 2014.

We did not have any revenues or cost of goods sold in the UK retail stores segment during the year ended December 31, 2014 as the operating results of Shoon are not consolidated for any periods after July 31, 2013 and we no longer operate in the UK retail stores segment. Revenues from the operation of ten retail stores and internet operations of Shoon in the United Kingdom for the year ended December 31, 2013 were $6.2 million and cost of goods sold for such period was $3.6 million. The gross margin for such sales was 42.5% for the year ended December 31, 2013.

Operating Expenses

Direct Costs of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the years ended December 31, 2014 and 2013 are as follows:

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Auction and	Valuation and		Auction and	Valuation and
	Liquidation	Appraisal		Liquidation	Appraisal
	Segment	Segment	Total	Segment	Segment	Total

Revenues - Services and fees	$17,166	$30,671		$32,409	$27,558
Direct cost of services	10,719	12,747	$23,466	11,120	13,026	$24,146

Gross margin on services and fees	$6,447	$17,924		$21,289	$14,532

Gross margin percentage	37.6%	58.4%		65.7%	52.7%

Total direct costs decreased $0.6 million, to $23.5 million during the year ended December 31, 2014 from $24.1 million during the year ended December 31, 2013. Direct costs of services in the auction and liquidation segment decreased $0.4 million to $10.7 million during the year ended December 31, 2014 from $11.1 million during the year ended December 31, 2013. The decrease in expenses was primarily due to a decrease in 2014 in the number of fee and commission type engagements where we contractually bill fees, commissions and reimbursable expenses as compared to the same period in 2013. Direct costs of services in the valuation and appraisal services segment decreased $0.3 million, to $12.7 million during the year ended December 31, 2014 from $13.0 million during the year ended December 31, 2013. The decrease in direct costs of services in the valuation and appraisal segment was primarily due to a slight decrease in headcount from productivity and efficiencies we gained in 2014.

Gross margin in the auction and liquidation segment for services and fees decreased to 37.6% of revenues during the year ended December 31, 2014, as compared to 65.7% of revenues during the year ended December 31, 2013. The decrease in the gross margin during the year ended December 31, 2014 was primarily due to the accrual of a loss of $6.1 million for one retail liquidation engagement where we provided a minimum guarantee of amounts to be realized from the liquidation of inventory. Conversely, the gross margin in the auction and liquidation segment in 2013 was favorably impacted by revenues earned from one retail liquidation engagement where we earned revenues of $8.1 million.

Gross margins in the valuation and appraisal segment increased to 58.4% of revenues during the year ended December 31, 2014 as compared to 52.7% of revenues during the year ended December 31, 2013. The increase in the gross margin is primarily to due to the increased productivity we experienced during the year ended December 31, 2014 from the increase in business and revenues from the appraisals for machinery and equipment as compared to the same period in 2013.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the years ended December 31, 2014 and 2013 were comprised of the following:

Selling, General and Administrative Expenses by Segment

(Dollars in thousands)

	Year Ended December 31, 2014		Year Ended December 31, 2013		Change
	Amount	%	Amount	%	Amount	%

Auction and Liquidation segment	$8,588	19.3%	$12,065	33.2%	$(3,477)	-28.8%
Valuation and Appraisal segment	10,872	24.5%	8,861	24.4%	2,011	22.7%
Capital Markets segment	14,378	32.3%	-	n/a	14,178	n/a
UK Retail Stores segment	-	n/a	3,818	10.5%	(3,818)	-100.0%
Corporate and Other segment	10,615	23.9%	11,638	31.9%	(1,023)	-8.8%
Total selling, general & administrative expenses	$44,453	100.0%	$36,382	100.0%	$7,871	21.6%

Total selling, general and administrative expenses increased $8.1 million, or 22.2%, to $44.5 million during the year ended December 31, 2014 from $36.4 million for the year ended December 31, 2013. The increase was primarily due to an increase in selling, general and administrative expenses of $1.9 million in the valuation and appraisal segment and an increase in selling, general and administrative expenses of $14.3 million in the capital markets segment as a result of the acquisition of BRC on June 18, 2014. These increases were offset by decreases of (a) $3.5 million in the auction and liquidation segment, (b) $3.8 million in the UK retail stores segment as a result of no longer operating Shoon and (c) $1.0 million in corporate and other.

Selling, general and administrative expenses in the auction and liquidation segment decreased $3.5 million, or 28.8%, to $8.6 million during the year ended December 31, 2014 from $12.1 million for the year ended December 31, 2013. The decrease was primarily due to a decrease in payroll and related expenses of $2.0 million and other operating expenses of $1.0 million from our retail liquidation and wholesale and industrial operations in the United States and a decrease in expenses of $0.4 million from our retail liquidation operations in the United Kingdom that we restructured in 2014 as compared to the same period in 2013.

Selling, general and administrative expenses in the valuation and appraisal segment increased $1.9 million, or 21.2%, to $10.8 million during year ended December 31, 2014 from $8.9 million for the year ended December 31, 2013. The increase was primarily due to an increase in administrative functions in the valuation and appraisal segment and an increase in operating expenses in our valuation and appraisal business in Europe prior to the restructuring of such operations described above.

Selling, general and administrative expenses in the capital markets segment were $14.3 million during the year ended December 31, 2014. These operating expenses include the operating expenses of BRC for the period from June 18, 2014, the date of acquisition, through December 31, 2014. There were no expenses in the prior year comparable period as BRC was acquired on June 18, 2014.

Selling, general and administrative expenses for the UK retail stores segment was $3.8 million during the year ended December 31, 2013 which related to the operations of Shoon that was deconsolidated for financial reporting purposes in August 2013.

Selling, general and administrative expenses for corporate and other decreased $1.3 million, or 11.1%, to $10.3 million during the year ended December 31, 2014 from $11.6 million for the year ended December 31, 2013. The decrease was primarily due to a decrease in payroll and related expenses of $1.4 million for contractually required severance costs related to the departure of our former chief financial officer in April 2013 and a decrease of $1.2 million, as a result of the restructuring in the third quarter of 2014 which resulted in a reduction of corporate headcount and the closure of our office in Deerfield, Illinois. These decreases were offset by transaction expenses of $1.0 million for legal and professional fees related to the acquisition of BRC on June 18, 2014 and an increase in compensation expense of $0.5 million for the redemption of one of the noncontrolling interests related to our appraisal business.

Restructuring Charge. During the year ended December 31, 2014, we incurred a restructuring charge of $2.5 million. The restructuring charge was primarily for the costs we incurred from a reduction in force from some of our corporate employees and a significant number of our employees in the United Kingdom and the closure of one of our offices in Deerfield, Illinois as discussed above.

Other Income (Expense). Other income included interest income of less than $0.1 million during the year ended December 31, 2014 and 2013. In 2013, other income (expense) also included a loss of $0.2 million related to our equity investments in Great American Real Estate, LLC and Shoon.

Interest Expense. Interest expense was $1.3 million during the year ended December 31, 2014 as compared to $2.7 million during the year ended December 31, 2013. The decrease in interest expense during the year ended December 31, 2014 was primarily due to a decrease in interest expense as a result of the early repayment of a portion of the principal balance of the related party notes payable that accrued interest at 12.0% in January 2014, the retirement of $48.8 million of face amount of long-term debt payable to Andrew Gumaer and Harvey Yellen on June 5, 2014 and the repayment of the remaining principal balance of the related party notes payable of $1.0 million on July 31, 2014 as more fully discussed in Note 11 to the consolidated financial statements.

(Loss) Income Before Income Taxes. Loss before income taxes was $8.7 million during the year ended December 31, 2014 as compared to income before income taxes of $1.3 million during the year ended December 31, 2013. The increase in the loss of $10.0 million during the year ended December 31, 2014 was primarily due to the operating loss generated in the auction and liquidation segment of $6.4 million and the $2.5 million restructuring charge we recorded in the third quarter of 2014 discussed above.

Benefit (Provision) For Income Taxes. Benefit for income taxes was $2.9 million during the year ended December 31, 2014 compared to a provision for income taxes of $0.7 million during the year ended December 31, 2013. The effective income tax rate was a benefit of 33.2% during the year ended December 31, 2014 compared to an effective income tax rate of 55.0% during the year ended December 31, 2013. The benefit for income taxes in 2014 was negatively impacted by non-deductible transactions costs incurred in connection with the acquisition of BRC on June 18, 2014.

Net Income (Loss) Attributable to Noncontrolling Interests Net income attributable to noncontrolling interests represents the proportionate share of net income generated by Great American Global Partners, LLC in 2014 that we do not own. In 2013, the net loss attributable to noncontrolling interests represents the proportionate share of net loss generated by Shoon and Great American Global Partners, LLC that we do not own. During the year ended December 31, 2014, net income attributable to noncontrolling interests was $0.1 million compared to a net loss attributable to noncontrolling interests of $0.5 million during the year ended December 31, 2013.

Net Income (Loss) Attributable to the Company. Net loss attributable to the Company for the year ended December 31, 2014 was $5.8 million compared to net income of $1.1 million during the year ended December 31, 2013. The increase in net loss during the year ended December 31, 2014 as compared to the same period in 2013 was primarily due to a decrease in operating income in the auction and liquidation segment as discussed above and the impact of the restructuring charge of $2.5 million as more fully described above.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Consolidated Statements of Operations

(Dollars in thousands)

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Amount	%	Amount	%
Revenues:
Services and fees	$59,967	78.8%	$65,624	78.2%
Sale of goods	16,165	21.2%	18,312	21.8%
Total revenues	76,132	100.0%	83,936	100.0%

Operating expenses:
Direct cost of services	24,146	31.7%	23,911	28.5%
Cost of goods sold	11,506	15.1%	12,750	15.2%
Selling, general and administrative expenses	36,382	47.8%	39,834	47.5%
Total operating expenses	72,034	94.6%	76,495	91.1%
Operating income	4,098	5.4%	7,441	8.9%
Other income (expense):
Interest income	26	0.0%	201	0.2%
Loss from equity investment in Great American
Real Estate, LLC and Shoon Trading Limited	(177)	-0.2%	(120)	-0.1%
Gain from bargain purchase	-	0.0%	1,366	1.6%
Interest expense	(2,667)	-3.5%	(2,612)	-3.1%
Income before income taxes	1,280	1.7%	6,276	7.5%
Provision for income taxes	(704)	-0.9%	(1,936)	-2.3%
Net income	576	0.8%	4,340	5.2%
Net income (loss) attributable to noncontrolling interests	(482)	-0.6%	819	1.1%
Net income attributable to Great American Group, Inc.	$1,058	1.4%	$3,521	4.2%

Revenues

The table below and the discussion that follows are based on how we analyze our business.

	Year Ended December 31, 2013		Year Ended December 31, 2012		Change
	Amount	%	Amount	%	Amount	%

Revenues - Serivces and Fees:
Auction and Liquidation segment	$32,409	42.6%	$40,132	47.8%	$(7,723)	-19.2%
Valuation and Appraisal segment	27,558	36.2%	25,492	30.4%	2,066	8.1%
Capital Markets segment	-	n/m	-	n/m	-	n/m
Subtotal	59,967	78.8%	65,624	78.2%	(5,657)	-8.6%

Revenues - Sale of goods
Auction and Liquidation	9,963	13.1%	8,106	9.6%	1,857	22.9%
UK Retail Stores	6,202	8.1%	10,206	12.2%	(4,004)	-39.2%
Subtotal	16,165	21.2%	18,312	21.8%	(2,147)	-11.7%

Total revenues	$76,132	100.0%	$83,936	100.0%	$(7,804)	-9.3%

___________________

n/m - Not applicable or not meaningful.

Total revenues decreased $7.8 million to $76.1 million during the year ended December 31, 2013 from $83.9 million during the year ended December 31, 2012. The decrease in revenues was during the year ended December 31, 2013 was primarily due to a decrease in revenues from services and fees of $5.7 million and a decrease in revenues from the sale of goods of $2.1 million. The decrease in revenues from services and fees of $5.7 million in 2013 was primarily due to a decrease in revenues of $7.7 million in our auction and liquidation segment; offset by an increase in revenues from services and fees of $2.0 in our valuation and appraisal segment. The decrease in revenues from the sale of goods of $2.1 million in 2013 was primarily due to a decrease in revenues of $4.0 million from our UK retail stores segment, which was comprised of the operations of the ten retail stores of Shoon. These decreases were partially offset by an increase in revenues of $1.9 million in the auction and liquidation segment. The increase in revenues from the sale of goods in the auction and liquidation segment of $1.9 million in 2013 was primarily related to the revenues from the sale of four oil rigs in the third quarter of 2013.

Revenues from services and fees in the auction and liquidation segment decreased $7.7 million, or 19.2%, to $32.4 million during the year ended December 31, 2013 from $40.1 million during the year ended December 31, 2012. The decrease in revenues of $7.7 million during the year ended December 31, 2013 was primarily due to a decrease in revenues (a) from lending activities of $5.0 million, (b) from services and fees of $3.6 million from real estate consulting services from our GA Keen Realty Advisors division and (c) from services and fees of $1.7 million in our wholesale and industrial auction division. These decreases were offset by an increase in revenues (a) from services and fees of $0.7 million from capital advisory services provided by our GA Capital division and (b) from services and fees of $1.9 million earned on retail liquidation and consulting engagements. The revenues from lending activities during year ended December 31, 2012 included interest income and monitoring fees of $0.9 million and amortization of discount of $4.1 million on a loan receivable related to lending activities in the United Kingdom. There were no lending activities in the United Kingdom that generated financing revenues during the year ended December 31, 2013. The decrease in services and fees revenue in the wholesale and industrial auction business was primarily due to a decrease in number of engagements during 2013 as compared to the same period in 2012. The decrease in revenues from our GA Keen Realty Advisors division in 2013 was primarily due to a decrease in the number and size of real estate consulting engagements during 2013 as compared to the same period in 2012. Revenues from services and fees during 2013 for retail liquidation engagements included revenues of $8.1 million from one retail liquidation engagement where we provided a minimum guarantee of amounts to be realized from the liquidation of inventory. The increase in revenues from our GA Capital division was primarily due to an increase in fees earned on capital advisory engagements in 2013 as compared to the same period in 2012.

Revenues from services and fees in the valuation and appraisal segment increased $2.1 million, or 8.1%, to $27.6 million during the year ended December 31, 2013 from $25.5 million during the year ended December 31, 2012. The increase in revenues was primarily due to an increase in revenues of (a) $0.2 million related to appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors, (b) $0.9 million for appraisals for machinery and equipment and intellectual property and (c) $1.0 million as a result of the expansion of the appraisal operations in the United Kingdom.

Sale of Goods, Cost of Goods Sold and Gross Margin

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Auction and	UK Retail		Auction and	UK Retail
	Liquidation	Stores		Liquidation	Stores
	Segment	Segment	Total	Segment	Segment	Total

Revenues - Sale of Goods	$9,963	$6,202	$16,165	$8,106	$10,206	$18,312
Cost of Goods Sold	7,940	3,566	11,506	7,275	5,475	12,750

Gross margin	$2,023	$2,636	$4,659	$831	$4,731	$5,562

Gross margin percentage	20.3%	42.5%	28.8%	10.3%	46.4%	30.4%

Total revenues from the sale of goods decreased by $2.1 million, or 11.7%, to $16.2 million during the year ended December 31, 2013 from $18.3 million during the year ended December 31, 2012. The increase in revenues from the sale of goods in the auction and liquidation segment of $1.9 million in 2013 was primarily related to the revenues from the sale of four oil rigs in the third quarter of 2013. Gross margin from the sales of goods where we held title in the auction and liquidation segment increased to 20.3% in 2013 as compared to a gross margin of 10.3% during the year ended December 31, 2012. The gross margin in 2013 was favorably impacted by the gross margin we earned from the sale of the four oil rigs in 2013 which was higher than the gross margin we earn from the sale of goods that we typically earn from wholesale and industrial auctions.

Total revenues from the sale of goods in our UK retail stores segment decreased $4.0 million, to $6.2 million during the year ended December 31, 2013 from $10.2 million during the year ended December 31, 2012. Revenues and cost of goods sold in the UK retail stores segment are from the operation of ten retail stores and internet operations of Shoon in the United Kingdom. Revenues from the sale of retail goods from the Shoon stores in 2013 included sales for seven months for the period from January 1, 2013 through July 31, 2013. In August 2013, the shareholder agreement of Shoon was amended and restated to eliminate our control rights which resulted in the deconsolidation of Shoon. As such, the operating results of Shoon are not consolidated with the Company’s for any periods after July 31, 2013. In 2012, revenues from the sale of retail goods from the Shoon included approximately eight months of sales for the period from May 4, 2012 to December 31, 2012, as a result of our acquisition of Shoon on May 4, 2012. The decrease in revenues from the sale of retail goods is primarily due to fewer operating days of the Shoon stores in 2013 as compared to the prior year. The decrease in revenues in 2013 was also due to an increase in promotions that resulted in a decrease in average selling prices as compared to the prior year. The decrease in average selling prices from the increase in promotions in 2013 resulted in a decrease in the gross margin to 42.5% in 2013, from the 46.4% gross margin during 2012.

Operating Expenses

Direct Costs of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the years ended December 31, 2013 and 2012 are as follows:

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Auction and	Valuation and		Auction and	Valuation and
	Liquidation	Appraisal		Liquidation	Appraisal
	Segment	Segment	Total	Segment	Segment	Total

Revenues - Services and fees	$32,409	$27,558		$40,132	$25,492
Direct cost of services	11,120	13,026	$24,146	12,327	11,584	$23,911

Gross margin on services and fees	$21,289	$14,532		$27,805	$13,908

Gross margin percentage	65.7%	52.7%		69.3%	54.6%

Total direct costs increased $0.2 million, to $24.1 million during the year ended December 31, 2013 from $23.9 million during the year ended December 31, 2012. Direct costs of services in the auction and liquidation segment decreased $1.2 million to $11.1 million during the year ended December 31, 2013 from $12.3 million during the year ended December 31, 2012. The decrease in expenses was primarily due to a decrease in 2013 in the number of fee and commission type engagements where we contractually bill fees, commissions and reimbursable expenses as compared to the same period in 2012. Direct costs of services in the valuation and appraisal services segment increased $1.4 million, or 12.4%, to $13.0 million during the year ended December 31, 2013 from $11.6 million during the year ended December 31, 2012. The increase was primarily due to an increase in headcount which resulted in an increase in salaries, wages and benefits in 2013 as compared to the same period in 2012.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the year ended December 31, 2013 and 2012 were comprised of the following:

Selling, General and Administrative Expenses by Segment

(Dollars in thousands)

	Year Ended December 31, 2013		Year Ended December 31, 2012		Change
	Amount	%	Amount	%	Amount	%

Auction and Liquidation segment	$12,065	33.2%	$17,257	43.3%	$(5,192)	-30.1%
Valuation and Appraisal segment	8,861	24.4%	7,095	17.8%	1,766	24.9%
UK Retail Stores segment	3,818	10.5%	4,480	11.3%	(662)	-14.8%
Corporate and Other segment	11,638	31.9%	11,002	27.6%	636	5.8%
Total selling, general & administrative expenses	$36,382	100.0%	$39,834	100.0%	$(3,452)	-8.7%

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

Other Income (Expense). Other expense was $0.2 million during the year ended December 31, 2013 as compared to other income of $1.4 million during the year ended December 31, 2012. Other expense in 2013 was primarily comprised of $0.2 million of losses from our equity investments in Shoon and Great American Real Estate, LLC. Other income during the year ended December 31, 2012 was primarily comprised of (a) $0.2 million of interest income on our note receivable – related party as described in Note 19 to our consolidated financial statements; (b) $1.4 million of gain from bargain purchase as a result of the Shoon acquisition on May 4, 2012, where the net assets acquired exceeded the consideration paid, offset by $0.1 million from our loss from our equity investment in Great American Group Real Estate, LLC.

Interest Expense. Interest expense was $2.7 million during the year ended December 31, 2013 as compared to $2.6 million during the year ended December 31, 2012. Interest expense during the year ended December 31, 2013 was primarily comprised of interest expense on the notes payable to Andrew Gumaer and Harvey Yellen and certain other related parties of $2.0 million, interest expense and amortization of deferred loan fees on our $100.0 million asset based credit facility of $0.2 million, interest expense and fees of $0.3 million incurred for the asset based credit facility that was used to fund some of our retail liquidation engagements, and interest expense on our accounts receivable revolving line of credit of $0.1 million. Interest expense during the year ended December 31, 2012 was primarily comprised of interest expense on the notes payable to Mr. Gumaer and Mr. Yellen and certain other related parties of $2.1 million, amortization of deferred loan fees on our $100.0 million asset based credit facility of $0.3 million, and $0.2 million of interest expense we incurred on our accounts receivable revolving line of credit and amounts outstanding under of asset based credit facility for letters of credit.

Income Before Income Taxes. Income before income taxes was $1.3 million during year ended December 31, 2013 compared to income before income taxes of $6.3 million during the year ended December 31, 2012. The decrease in income before income taxes during the year ended December 31, 2013 was primarily due to (a) a $1.4 million decrease in operating income earned from the operations of Shoon which are included in our UK retail stores segment; (b) a $1.3 million decrease in operating income earned from the our Valuation and Appraisal segment and our Auction and Liquidation segment; (c) the gain from bargain purchase of $1.4 million related to the acquisition of Shoon in 2012; (d) a decrease in interest income of $0.2 million; and (e) an increase in corporate overhead of $0.6 million that primarily related to contractually required severance costs from the departure of our former chief financial officer in April 2013.

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

Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests represents the proportionate share of net income generated by Shoon and Great American Group Global Partners, LLC that we do not wholly-own. During the year ended December 31, 2013, net loss attributable to noncontrolling interests was $0.5 million compared to net income attributable to noncontrolling interests of $0.8 million during the year ended December 31, 2012.

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

Liquidity and Capital Resources

Our operations are funded through a combination of existing cash on hand, cash generated from operations, proceeds from the private placement of common stock, borrowings under our revolving credit facility and special purposes financing arrangements.  On June 5, 2014, we completed a private placement of 10,289,300 shares of our common stock at a purchase price of $5.00 per share and raised net proceeds of $51.2 million. During the year ended December 31, 2014 we generated a net loss of $5.8 million and during the years ended December 31, 2013 and 2012 we generated net income of $1.1 million and $3.5 million, respectively. Our cash flows and profitability are impacted by the number and size of retail liquidation and capital markets engagements performed on a quarterly and annual basis. Our cash flow from operations historically was also impacted by the interest expense and debt service requirements on the $50.5 million in principal of subordinated, unsecured promissory notes. On June 5, 2014, we used $30.2 million of the proceeds from the Private Placement to repay long-term debt payable to Andrew Gumaer and Harvey Yellen, both of whom were executive officers and directors of the Company at the time of such repayment. The $30.0 million principal payment and then outstanding accrued interest of $0.2 million retired the entire $48.8 million face amount of the long-term debt at a discount of $18.8 million. The discount of $18.8 million has been recorded as a capital contribution to additional paid in capital in our consolidated financial statements. On July 31, 2014, principal payments totaling $1.0 million were paid in accordance with the terms of the other subordinated, unsecured promissory notes, which represented the remaining outstanding principal amount on such notes. As of August 1, 2014, there is no remaining outstanding principal or interest payable on such notes. We used cash from operations of $23.0 million and $2.5 million during the years ended December 31, 2014 and 2013, respectively, and cash provided by operating activities was $16.2 million during the year ended December 31, 2012.

As of December 31, 2014, we had $21.6 million of unrestricted cash, $7.7 million of restricted cash, net investments in securities of $17.2 million, and $0.1 million of borrowings outstanding on our revolving credit facility and $18.5 million of borrowings outstanding under our asset based credit facility. We believe that our current cash and cash equivalents, funds available under our asset based credit facility and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and execute on our business plan.

On October 29, 2014, our Board of Directors approved a dividend of $0.03 per share, which was paid on or about December 9, 2014 to stockholders of records on November 18, 2014. From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. Our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

Our principal sources of liquidity to finance our business is our existing cash on hand, cash flows generated from operating activities, funds available under revolving credit facilities and special purpose financing arrangements.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Net cash provided by (used in):
Operating activities	$(23,030)	$(2,492)	$16,210
Investing activities	(3,667)	5,482	(6,764)
Financing activities	29,469	(3,075)	(5,888)
Effect of foreign currecy on cash	(39)	231	129
Net (decrease) increase in cash and cash equivalents	$2,733	$146	$3,687

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Cash used in operating activities was $23.0 million for the year ended December 31, 2014 compared to cash used in operating activities of $2.5 million in the year ended December 31, 2013. Cash used in operating activities in the year ended December 31, 2014 includes our net loss adjusted for noncash items and changes in operating assets and liabilities. The increase in cash used in operating activities in 2014 of $20.5 million was primarily due (a) a decrease in our net income of $6.4 million from $0.6 million during the year ended December 31, 2013 to a net loss of $5.8 million for the year ended December 31, 2014 and (b) the use of $16.0 million of cash to purchase marketable securities for our trading portfolio in our capital markets segment; offset by other changes in operating assets, liabilities and non-cash items of $2.0 million.

Cash used in investing activities was $3.7 million for the year ended December 31, 2014 compared to cash provided by investing activities of $5.5 million in 2013. During the year ended December 31, 2014, cash used in investing activities was primarily comprised of (a) a $7.3 million increase in restricted cash and (b) $0.3 million of cash used to purchase property and equipment, offset by (i) $2.7 million of cash acquired from the acquisition of BRC and (ii) $1.2 million of cash collected from the note receivable – related party. During the year ended December 31, 2013, cash provided by investing activities was primarily comprised of (a) a $7.6 million decrease in restricted cash and (b) $0.6 million of cash collected from the note receivable – related party, offset by $1.2 million of cash used to purchase property and equipment and $1.6 million from the deconsolidation of Shoon.

Cash provided by financing activities was $29.5 million during the year ended December 31, 2014 compared to cash used in financing activities of $3.1 million in the year ended December 31, 2013. During the year ended December 31, 2014, cash provided by financing activities primarily consisted of proceeds of $51.2 million from the Private Placement, and borrowings of $12.8 million under our asset based credit facility, offset by cash of (a) $0.3 million of repayments under our revolving credit facility, (b) $31.7 million used to repay principal payments on our notes payable to related parties, (c) $0.5 million to pay dividends on our common stock and (d) $2.1 million used to repay other notes payable and make distributions to noncontrolling interests. During the year ended December 31, 2013, cash used in financing activities primarily consisted of $2.8 million for the repayment of borrowings under our notes payable, $2.0 million of repayments on our accounts receivable revolving line of credit, $1.7 million of principal payments on the notes payable to related parties, $1.9 million of distributions to noncontrolling interests, offset by borrowings of $5.7 million on our asset based credit facility that was utilized to purchase goods held for sale or auction in our wholesale and industrial operations.

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

Cash used in financing activities was $3.1 million for the year ended December 31, 2013 compared to cash used in financing activities of $5.9 million in 2012. During the year ended December 31, 2013, cash used in financing activities primarily consisted of $2.8 million for the repayment of borrowings under our notes payable, $2.0 million of repayments on our accounts receivable revolving line of credit, $1.7 million of principal payments on the notes payable to related parties, $1.9 million of distributions to noncontrolling interests, offset by borrowings of $5.7 million on our asset based credit facility that was utilized to purchase goods held for sale or auction in our wholesale and industrial operations. Cash used in financing activities was $5.9 million for the year ended December 31, 2012. During the year ended December 31, 2012, cash used in financing activities primarily consisted of $2.1 million for the repayment of borrowings under our notes payable, $1.7 million of principal payments on the notes payable to related parties, $2.5 million of distributions to noncontrolling interests, offset by an increase of $0.4 million on the accounts receivable revolving line of credit.

Credit Agreements

From time to time, we utilize our asset based credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. Subject to certain limitations and offsets, we are permitted to borrow up to $100.0 million under the credit facility, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect), and the maturity date has been extended from July 16, 2013 to July 15, 2018. Borrowings under the credit facility are only made at the discretion of the lender and are generally required to be repaid within 180 days. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. On March 19, 2014, the Company entered into a separate credit agreement (a “UK Credit Agreement”) with an affiliate of Wells Fargo Bank, National Association which provides for the financing of transactions in the United Kingdom. The facility allows the Company to borrow up to 50 million British Pounds. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $100,000 credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. The credit facility also provides for success fees in the amount of 5% to 20% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related credit agreement. We typically seek borrowings on an engagement-by- engagement basis. The credit agreement governing the credit facility contains certain covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. At December 31, 2014 and December 31, 2013, the outstanding balance under the credit facility for borrowings was $18.5 and $5.7 million, respectively. At December 31, 2014, there were letters of credit outstanding for two retail liquidation engagements in the amount of $8.6 million. At December 31, 2013, there were no letters of credits outstanding under the credit facility.

On May 29, 2008, Great American Group Energy Equipment, LLC (“GAGEE”) entered into a credit agreement to finance the purchase of oil rigs and other equipment related to the oil exploration business to be sold at auction or liquidation. Under the original credit agreement, the principal amount of the loan was $12.0 million and borrowings bear interest at a rate of 20% per annum. The loan is collateralized by the oil rigs and other equipment related to the oil exploration business that was purchased with the proceeds from the loan. GAGEE is required to make principal and interest payments from proceeds from the sale of the oil rigs and other equipment related to the oil exploration business. GAGEE is a special purpose entity created to purchase the oil rigs and other equipment related to the oil exploration business, whose assets consist only of the oil rigs and other equipment related to the oil exploration business in question and whose liabilities are limited to the lenders’ note and certain operational expenses related to this transaction. Under the Third Amendment to the Credit Agreement dated March 19, 2012, the maturity date of the note payable was extended to December 31, 2012 with an interest rate of 0% through maturity. GAGEE entered into a Fourth Amendment to the Credit Agreement effective December 31, 2012 which extended the maturity date of the note payable to December 31, 2013 and the interest rate remained at 0% through maturity. GAGEE entered into a Fifth Amendment to the Credit Agreement effective December 31, 2013 which extended the maturity date of the note payable to June 30, 2015 and the interest rate remained at 0% through maturity. The Third, Fourth and Fifth Amendments to the Credit Agreement also provided for the lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable. During the year ended December 31, 2014, the lease payments collected from the lease of four oil rigs was used to reduce the outstanding note payable balance by $0.3 million, to $6.6 million at December 31, 2014. During the year ended December 31, 2013, the lease payments collected from the lease of four oil rigs was used to reduce the outstanding note payable balance by $2.7 million to $6.9 million at December 31, 2013. GAG, LLC guaranteed GAGEE’s liabilities to the lenders up to a maximum of $1.2 million. GAG, LLC made a payment of $1.2 million on October 9, 2009 in full satisfaction of its guaranty under the credit agreement, which reduced the principal amount of borrowings and interest due under the credit agreement. The credit agreement does not provide for other recourse against us, GAG, LLC or any of our other subsidiaries.

On January 11, 2015, GAGEE filed a voluntary petition with the United States Bankruptcy Court for the Northern District of Texas for relief under Chapter 7 of Title 11 of the United States Code (as amended, the "Bankruptcy Code"). At December 31, 2014, GAGEE had total assets of $6.5 million and total liabilities of $6.6 million. Total assets included $2.5 million of other receivables included in prepaid and other current assets and $4.0 million of goods held for sale which was comprised of five oil rigs, see Note 6 to our consolidated financial statements. Total liabilities include the $6.6 million of notes payable discussed above that is collateralized by the assets of GAGEE.  Under Chapter 7 of the Bankruptcy Code the assets of GAGEE will be liquidated and the resulting cash proceeds will be used by the bankruptcy trustee to pay creditors.  As a result of the bankruptcy filing on January 11, 2015, the assets and liabilities of GAGEE described above will no longer be consolidated in the Company's consolidated financial statements for periods subsequent to the bankruptcy filing.   At the present time, management does not expect the bankruptcy of GAGEE to have a material impact on the consolidated financial position of the Company.

Accounts Receivable Line of Credit

On May 17, 2011, one of our majority owned subsidiaries entered into an Accounts Receivable Line of Credit with a finance company. Proceeds from the Accounts Receivable Line of Credit were used to pay off borrowings under the factoring agreement.  The Accounts Receivable Line of Credit is collateralized by the accounts receivable of our majority owned subsidiary and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Accounts Receivable Line of Credit, with maximum borrowings not to exceed $2.0 million. The interest rate under the Accounts Receivable Line of Credit is the prime rate plus 2%, payable monthly in arrears. The Accounts Receivable Line of Credit was amended effective February 3, 2012 and the maximum borrowings allowed increased from $2.0 million to $3.0 million. The maturity date of the Accounts Receivable Line of Credit is February 3, 2016 and the maturity date may be extended for successive periods equal to one year, unless our majority owned subsidiary gives the finance company written notice of its intent to terminate the Accounts Receivable Line of Credit at least thirty days prior to the maturity date of the Accounts Receivable Line of Credit. The finance company has the right to terminate the Accounts Receivable Line of Credit at its sole discretion upon giving sixty days’ prior written notice. In connection with the Accounts Receivable Line of Credit, GAG, LLC entered into a limited continuing guaranty of our majority owned subsidiary’s obligations under the Accounts Receivable Line of Credit. Borrowings outstanding under the Accounts Receivable Line of Credit were $0.1 million and $0.3 million at December 31, 2014 and 2013, respectively.

Promissory Notes and Other Borrowings

As of December 31, 2013, there was $48.8 million in aggregate principal amount outstanding owed to Andrew Gumaer, a member of our Board of Directors and an executive officer, and Harvey Yellen, a former director and executive officer, all of which accrued interest at 3.75%. In addition, there was $1.7 million in aggregate principal amount outstanding payable to other related parties, $1.0 million of which accrued interest at 3.75% and $0.7 million of which accrue interest at 12.0%. On January 31, 2014, the Company paid in full the $0.7 million of principal balance for the notes that had the 12.0% interest rate. The remaining $1.0 million principal amount payable had a maturity date of July 31, 2014. The $48.8 million principal amount payable to Messrs. Gumaer and Yellen had a maturity date of July 31, 2018.

On June 5, 2014, we used $30.2 million of the net proceeds from the Private Placement to repay the principal amount and accrued interest owing to Messrs. Gumaer and Yellen. The $30.0 million principal payment and then outstanding accrued interest of $0.2 million retired the entire $48.8 million face amount of such outstanding notes. The discount of $18.8 million for the repayment of the notes payable was recorded as a capital contribution to additional paid in capital in our consolidated financial statements. On July 31, 2014, the remaining outstanding principal amount of $1.0 million was paid in full to the other related parties. As of August 1, 2014, there is no remaining outstanding principal or interest payable on the notes payable to related parties.

On March 10, 2015, the Company borrowed $4.5 million from Riley Investment Partners, L.P. (“Payee”) in accordance with the subordinated unsecured promissory note (the “RIP Note”). The principal amount of $4.5 million for the RIP Note accrues interest at the rate of 10% per annum (or 15% in the event of a default under the RIP Note). The borrowings are for short-term working capital needs and capital for other retail liquidation engagements. The Payee is also is entitled to a success fee (the “Success Fee”) of 20% of the net profit, if any, earned by the Company in connection with a designated liquidation transaction. Pursuant to the terms of the RIP Note, under no circumstances shall the Company be obligated to pay to Payee any portion of the combined amount of interest and the Success Fee which exceeds twelve percent (12%) of the $4.5 million principal amount of the RIP Note. The outstanding principal amount, together with the accrued and unpaid interest and the Success Fee, are due and payable by the Company on March 9, 2016. The RIP Note is subordinated in certain respects to the Company’s guaranty relating to its existing credit facility with Wells Fargo Bank, National Association and, in the event of certain insolvency proceedings, with respect to such credit facility itself, as well as to any other indebtedness of the Company to the extent required by the documents governing the repayment thereof.

Riley Investment Management LLC, a wholly owned subsidiary of the Company, is the general partner of Payee. Bryant Riley, the Chief Executive Officer and Chairman of the Board of Directors of the Company, owns or controls approximately 45% of the equity interests of the Payee. In addition, Thomas Kelleher, the President of the Company, and one other employee of the Company, own or control de minimis amounts of the equity interests of the Payee. After considering the economic interests of Mr. Riley and Mr. Kelleher in the RIP Note and comparing the terms of the RIP Note to terms that may have been available from unaffiliated third parties, the disinterested members of the Company’s Board of Directors unanimously approved the issuance of the RIP Note.

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

Dividends

On October 29, 2014, our Board of Directors approved a dividend of $0.03 per share, which was paid on December 9, 2014 to stockholders of record on November 18, 2014. From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. Our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

Contractual Obligations

The following table sets forth aggregate information about our contractual obligations as of December 31, 2014 and the periods in which payments are due:

(Dollars in thousands)

	Payments due by period
	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 years
	(Dollars in thousands)
Contractual Obligations
Revolving credit facility, including interest	$56	$56	$—	$—	$—
Asset based credit facility, including interest	18,606	18,606	—	—	—
Notes payable, including interest	6,570	6,570	—	—	—
Operating lease obligations	8,241	2,549	3,937	1,755	—
Total	$33,473	$27,781	$3,937	$1,755	$—

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

Critical Accounting Policies and Estimates

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

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for certain items such as valuation of securities, reserves for accounts receivable and slow moving goods held for sale or auction, the carrying value of intangible assets and goodwill, the fair value of mandatorily redeemable noncontrolling interests and accounting for income tax valuation allowances. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

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

Revenues in the Capital Markets segment are primarily comprised of (i) fees earned from corporate finance and investment banking services and (ii) revenues from sales and trading activities.

Fees earned from corporate finance and investment banking services are derived from debt, equity and convertible securities offerings in which we acted as an underwriter or placement agent and from financial advisory services rendered in connection with client mergers, acquisitions, restructurings, recapitalizations and other strategic transactions. Fees from underwriting activities are recognized in earnings when the services related to the underwriting transaction are completed under the terms of the engagement and when the income was determined and is not subject to any other contingencies.

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

Revenues in the Valuation and Appraisal segment are primarily comprised of fees for valuation and appraisal services. Revenues are recognized upon the delivery of the completed services to the related customers and collection of the fee is reasonably assured. Revenues in the Valuation and Appraisal segment also include contractual reimbursable.

Revenues in the Auction and Liquidation segment are comprised of (i) commissions and fees earned on the sale of goods at auctions and liquidations; (ii) revenues from auction and liquidation services contracts where we guarantees a minimum recovery value for goods being sold at auction or liquidation; (iii) revenue from the sale of goods that are purchased by us for sale at auction or liquidation sales events; (iv) fees earned from real estate services and the origination of loans; (v) revenues from financing activities is recorded over the lives of related loans receivable using the interest method; and (vi) revenues from contractual reimbursable expenses incurred in connection with auction and liquidation contracts.

Commission and fees earned on the sale of goods at auction and liquidation sales are recognized when evidence of an arrangement exists, the sales price has been determined, title has passed to the buyer and the buyer has assumed the risks of ownership, and collection is reasonably assured. The commission and fees earned for these services are included in.

Revenues earned from auction and liquidation services contracts where we guarantees a minimum recovery value for goods being sold at auction or liquidation are recognized based on proceeds received. We record proceeds received from these types of engagements first as a reduction of contractual reimbursable expenses, second as a recovery of its guarantee and thereafter as revenue, subject to such revenue meeting the criteria of having been fixed or determinable. Contractual reimbursable expenses and amounts advanced to customers for minimum guarantees are initially recorded as advances against customer contracts in the accompanying consolidated balance sheets. If, during the auction or liquidation sale, we determine that the proceeds from the sale will not meet the minimum guaranteed recovery value as defined in the auction or liquidation services contract, we will accrue a loss on the contract in the period that the loss becomes known.

We also evaluate revenue from auction and liquidation contracts in accordance with the accounting guidance to determine whether to report auction and liquidation segment revenue on a gross or net basis. We have determined that we act as an agent in a substantial majority of our auction and liquidation services contracts and therefore we report auction and liquidation revenues on a net basis.

Revenues from the sale of goods are recorded gross and are recognized in the period in which the sale of goods held for sale or auction are completed, title to the property passes to the purchaser and we have fulfilled our obligations with respect to the transaction. These revenues are primarily the result of us acquiring title to merchandise with the intent of selling the items at auction or for augmenting liquidation sales.

Revenues from sales-type leases are recorded as an asset at lease inception. The asset is recorded at the aggregate future minimum lease payments, estimated residual value of the leased equipment, and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. During the year ended December 31, 2013, the terms of the lease agreement for four oil rigs that was included in leased equipment at December 31, 2012 was amended to, among other things, eliminate the right of the lessor to return the oil rigs to us. This amendment changed the classification of the lease from an operating lease to a sales-type lease and resulted in the recording of revenues from the sale of the oil during the year ended December 31, 2013.

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

Goodwill includes (i) the excess of the purchase price over the fair value of net assets acquired in a business combination described in Note 3 and 6 and (ii) an increase for the subsequent acquisition of noncontrolling interests during the year ended December 31, 2007 (also see Note 6). The Codification requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment). Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. The Company operates two reporting units, which are the same as its reporting segments described in Note 19. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

When testing goodwill for impairment, we may assess qualitative factors for some or all of our reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, we may bypass this qualitative assessment for some or all of our reporting units and perform a detailed quantitative test of impairment (step 1). If we perform the detailed qualitative impairment test and the carrying amount of the reporting unit exceeds its fair value, we would perform an analysis (step 2) to measure such impairment. In 2014, we elected to proceed to the quantitative assessment of the recoverability of our goodwill balances for each of our reporting units in performing our annual impairment test. Based on our quantitative assessments, we concluded that the fair values of each of our reporting units exceeded their carrying values and no impairments were identified.

In accordance with the Codification, the Company reviews the carrying value of its intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. No impairment was deemed to exist as of December 31, 2014.

Fair Value Measurements. On January 1, 2009, the Company adopted the new accounting guidance and all other guidance related to fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

We record securities owned, securities sold not yet purchased, and mandatorily redeemable noncontrolling interests that were issued after November 5, 2003 at fair value with fair value determined in accordance with the Codification. Our mandatorily redeemable noncontrolling interests are measured at fair value on a recurring basis and are categorized using the three levels of fair value hierarchy. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

Income Taxes. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction, the eligible carryforward period, and other circumstances. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. Tax benefits of operating loss carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. As a result of the common stock offering that was completed on June 5, 2014, the Company had a more than 50% ownership shift in accordance with Internal Revenue Code Section 382. Accordingly, the Company may be limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of December 31, 2014, the Company believes that the net operating loss that existed as of the more than 50% ownership shift will be utilized in future tax periods and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board issued an accounting standards update amending revenue recognition requirements for multiple deliverable revenue arrangements. This update provides guidance on how revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. This determination is made in five steps: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The update is effective for annual reporting periods after December 15, 2016 and for interim reporting periods within that reporting period. Early adoption is not permitted. The Company has not yet adopted this update and is currently evaluating the impact it may have on its financial condition and results of operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is submitted as a separate section on page F-1 of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based upon the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2014 our disclosure controls and procedures were effective at the reasonable assurance level.

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

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2015 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2014.

Item 11.	EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2015 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2014.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2015 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2014.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2015 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2014.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2015 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2014.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements. The Company’s Consolidated Financial Statements as of December 31, 2014 and 2013 and for each of the three years in the year ended December 31, 2014 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report, beginning on page F-1.

2.	Financial Statement Schedules.

Financial Statement Schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included in the consolidated financial statements or the notes thereto.

(b)	Exhibits and Index to Exhibits, below.

Exhibit Index

Exhibit No.	Description

2.1(1)+	Acquisition Agreement, dated May 19, 2014, by and among the registrant, Darwin Merger Sub I, Inc., B. Riley Capital Markets, LLC, B. Riley and Co. Inc., B. Riley & Co. Holding, LLC, Riley Investment Management LLC, and Bryant Riley

3.1(2)	Certificate of Incorporation, dated as of May 7, 2009

3.2(3)	Certificate of Amendment of the Certificate of Incorporation, dated as of May 30, 2014

3.3(3)	Certificate of Amendment of the Certificate of Incorporation, dated as of October 7, 2014

3.4(3)	Certificate of Ownership and Merger, dated as of November 4, 2014

3.5(3)	Amended and Restated Bylaws, dated as of November 6, 2014

4.1*	Form of common stock certificate

10.1(4)	Security Agreement, dated as of October 21, 2008, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association (Successor to Wells Fargo Retail Finance, LLC)

10.2(5)	Escrow Agreement, dated as of July 31, 2009, by and among Alternative Asset Management Acquisition Corp., the registrant, Andrew Gumaer, as the Member Representative, and Continental Stock Transfer & Trust Company

10.3(5)#	Form of Director and Officer Indemnification Agreement

10.4(5)#	Employment Agreement, dated July 31, 2009, by and between the registrant and Scott Carpenter

10.5(6)#	B. Riley Financial, Inc. Amended and Restated 2009 Stock Incentive Plan

10.6(7)	Loan and Security Agreement (Accounts Receivable & Inventory Line of Credit), dated as of May 17, 2011, by and between BFI Business Finance and Great American Group Advisory & Valuation Services, LLC

10.7(8)	Second Amended and Restated Credit Agreement, dated as of July 15, 2013, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association

10.8(8)	Third Amended and Restated Guaranty, dated as of July 15, 2013, by and between the registrant and Great American Group, LLC, in favor of Wells Fargo Bank, National Association

10.9(9)	Uncommitted Liquidation Finance Agreement, dated as of March 19, 2014, by and among GA Asset Advisors Limited, each special purpose vehicle affiliated to GA Asset Advisors Limited which accedes to such agreement, and Burdale Financial Limited

10.10(9)	Master Guarantee and Indemnity, dated as of March 19, 2014, by and among GA Asset Advisors Limited, the registrant, Great American Group, LLC, Great American Group WF, LLC, Burdale Financial Limited and Wells Fargo Bank, National Association

10.11(1)	Securities Purchase Agreement, dated May 19, 2014, by and among the registrant and each purchaser identified on Annex A thereto

10.12(1)	Form of Registration Rights Agreement

10.13(1)	Letter Agreement, dated May 19, 2014, by and between the registrant and Andrew Gumaer

10.14(1)	Letter Agreement, dated May 19, 2014, by and between the registrant and Harvey Yellen

10.15(1)#	Employment Agreement, dated May 19, 2014, by and between the registrant and Bryant Riley

10.16(1)#	Amended and Restated Employment Agreement, dated May 19, 2014, by and between the registrant and Andrew Gumaer

10.17(1)#	Amended and Restated Employment Agreement, dated May 19, 2014, by and between the registrant and Harvey Yellen

10.18(10)	Escrow Agreement, dated June 18, 2014, by and among the registrant, Bryant Riley and Continental Stock Transfer & Trust Company, Inc.

21*	Subsidiary List

23.1*	Consent of Marcum LLP

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Securities and Exchange Commission upon request.
#	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2014.
(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-4 (File No. 333-159644) declared effective by the Commission on July 17, 2009.
(3)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2014.
(4)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 31, 2009.
(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on August 9, 2009.
(6)	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (File No. 333-202876) filed with the SEC on March 19, 2015.
(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2011.
(8)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2013.
(9)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2014.
(10)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B. Riley Financial, Inc.

Date: March 30, 2015	/s/ PHILLIP J. AHN
(Phillip J. Ahn, Chief Operating Officer and Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ BRYANT R. RILEY	Chief Executive Officer and Chairman of the Board	March 30, 2015
(Bryant R. Riley)	(Principal Executive Officer)

/s/ PHILLIP J. AHN	Chief Operating Officer and Chief Financial Officer	March 30, 2015
(Phillip J. Ahn)	(Principal Financial Officer)

/s/ HOWARD E. WEITZMAN	Chief Accounting Officer	March 30, 2015
(Howard E. Weitzman)	(Principal Accounting Officer)

/s/ ANDREW GUMAER	Director	March 30, 2015
(Andrew Gumaer)

/s/ MATTHEW J. HART	Director	March 30, 2015
(Matthew J. Hart)

/s/ HUGH G. HILTON	Director	March 30, 2015
(Hugh G. Hilton)

/s/ RICHARD L. TODARO	Director	March 30, 2015
(Richard L. Todaro)

B. RILEY FINANCIAL, INC.

(F/K/A GREAT AMERICAN GROUP, INC. )

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the

Board of Directors and Shareholders of

B. Riley Financial, Inc.

We have audited the accompanying consolidated balance sheets of B. Riley Financial, Inc. (f/k/a Great American Group, Inc.) and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity (deficit) and cash flows for each of the years in the three year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of B. Riley Financial, Inc. (f/k/a Great American Group, Inc.) and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

Melville, New York
March 30, 2015

B. RILEY FINANCIAL, INC. (f/k/a GREAT AMERICAN GROUP, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	December 31,	December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$21,600	$18,867
Restricted cash	7,657	325
Securities owned, at fair value	17,955	—
Accounts receivable, net	10,098	8,858
Lease finance receivable	—	8,099
Advances against customer contracts	16,303	1,058
Goods held for sale or auction	4,117	13,964
Note receivable related party - current portion	—	703
Deferred income taxes	6,420	3,870
Prepaid expenses and other current assets	3,795	948
Total current assets	87,945	56,692
Note receivable related party - net of current portion	—	497
Property and equipment, net	776	1,090
Goodwill	27,557	5,688
Other intangible assets, net	2,799	140
Deferred income taxes	19,181	8,739
Other assets	732	831
Total assets	$138,990	$73,677
Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$12,233	$11,578
Due to related parties	213	45
Auction and liquidation proceeds payable	665	—
Securities sold not yet purchased	746	—
Mandatorily redeemable noncontrolling interests	2,922	2,823
Asset based credit facility	18,506	5,710
Revolving credit facility	56	333
Current portion of long-term debt	—	1,724
Notes payable	6,570	6,856
Total current liabilities	41,911	29,069
Long-term debt, net of current portion	—	48,759
Total liabilities	41,911	77,828
Commitments and contingencies
B. Riley Financial, Inc. stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 135,000,000 shares authorized; 15,968,607 and 1,500,107 issued and outstanding as of December 31, 2014 and 2013, respectively	2	—
Additional paid-in capital	110,598	3,086
Retained earnings (deficit)	(12,891)	(6,611)
Accumulated other comprehensive income (loss)	(648)	(638)
Total B. Riley Financial, Inc. stockholders' equity (deficit)	97,061	(4,163)
Noncontrolling interests	18	12
Total equity (deficit)	97,079	(4,151)
Total liabilities and equity (deficit)	$138,990	$73,677

The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. (f/k/a GREAT AMERICAN GROUP, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Services and fees	$67,257	$59,967	$65,624
Sale of goods	9,859	16,165	18,312
Total revenues	77,116	76,132	83,936
Operating expenses:
Direct cost of services	23,466	24,146	23,911
Cost of goods sold	14,080	11,506	12,750
Selling, general and administrative	44,453	36,382	39,834
Restructuring charge	2,548	—	—
Total operating expenses	84,547	72,034	76,495
Operating (loss) income	(7,431)	4,098	7,441
Other income (expense):
Interest income	12	26	201
Loss from equity investment in Great American Real Estate, LLC	—	(21)	(120)
Loss from equity investment in Shoon Trading Limited	—	(156)	—
Gain from bargain purchase	—	—	1,366
Interest expense	(1,262)	(2,667)	(2,612)
(Loss) income before income taxes	(8,681)	1,280	6,276
Benefit (provision) for income taxes	2,886	(704)	(1,936)
Net (loss) income	(5,795)	576	4,340
Net income (loss) attributable to noncontrolling interests	6	(482)	819
Net (loss) income attributable to B. Riley Financial, Inc.	$(5,801)	$1,058	$3,521

Basic (loss) earnings per share	$(0.60)	$0.74	$2.46
Diluted (loss) earnings per share	$(0.60)	$0.71	$2.38

Weighted average basic shares outstanding	9,612,154	1,434,107	1,434,107
Weighted average diluted shares outstanding	9,612,154	1,494,328	1,480,671

The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. (f/k/a GREAT AMERICAN GROUP, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPHREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012

Net (loss) income	$(5,795)	$576	$4,340
Other comprehensive loss:
Change in cumulative translation adjustment	(10)	(118)	(273)
Other comprehensive loss, net of tax	(10)	(118)	(273)
Total comprehensive (loss) income	(5,805)	458	4,067
Comprehensive income (loss) attributable to noncontrolling interests	6	(482)	819
Comprehensive (loss) income attributable to B. Riley Financial, Inc.	$(5,811)	$940	$3,248

The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. (f/k/a GREAT AMERICAN GROUP, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(Dollars in thousands)

								Accumulated
						Additional	Retained	Other		Total
	Preferred Stock			Common Stock		Paid-in	Earnings	Comprehensive	Noncontrolling	Equity
	Shares	Amount		Shares	Amount	Capital	(Deficit)	Loss	Interests	(Deficit)
Balance, December 31, 2011	—		$—	1,550,039	$—	$3,181	$(11,190)	$(247)	$—	$(8,256)
Net income	—		—	—	—	—	3,521	—	819	4,340
Foreign currency translation adjustment	—		—	—	—	—	—	(273)	—	(273)
Formation of noncontrolling interests	—		—	—	—	—	—	—	78	78
Cancellation of founders contingent shares held in escrow	—		—	(50,000)	—	—	—	—	—	—
Purchase of noncontrolling interest in subsidiary	—		—	—	—	(95)	—	—	—	(95)
Changes in noncontrolling interests	—		—	—	—	—	—	—	31	31
Adjustments for restricted stock awards	—		—	68	—	—	—	—	—	—
Balance, December 31, 2012	—		—	1,500,107	—	3,086	(7,669)	(520)	928	(4,175)
Net income	—		—	—	—	—	1,058	—	—	1,058
Change in noncontrolling interest from deconsolidation of Shoon Trading Limited	—		—	—	—	—	—	—	(434)	(434)
Foreign currency translation adjustment	—		—	—	—	—	—	(118)	—	(118)
Changes in noncontrolling interests	—		—	—	—	—	—	—	(482)	(482)
Balance, December 31, 2013	—		—	1,500,107	—	3,086	(6,611)	(638)	12	(4,151)
Issuance of common stock on June 5, 2014 for cash, net of issuance costs of $215	—		—	10,289,300	1	51,232	—	—	—	51,233
Foregiveness of long-term debt on June 5, 2014 from the former Great American Group Members	—		—	—	—	18,759	—	—	—	18,759
Issuance of common stock for acquisition of B. Riley & Co., Inc.	—		—	4,182,637	1	26,350	—	—	—	26,351
B. Riley Financial, Inc. common stock owned by B. Riley & Co., Inc. - cancelled upon acquisition	—		—	(3,437)	—	(29)	—	—	—	(29)
Dividends paid	—		—	—	—	—	(479)	—	—	(479)
Deferred tax asset from principal payment on debt to the former Great American Group Members	—		—	—	—	11,200	—	—	—	11,200
Foreign currency translation adjustment	—		—	—	—	—	—	(10)	—	(10)
Net loss	—		—	—	—	—	(5,801)	—	6	(5,795)
Balance, December 31, 2014	—	$		15,968,607	$2	$110,598	$(12,891)	$(648)	$18	$97,079

The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. (f/k/a GREAT AMERICAN GROUP, INC.) AND SUBSIDIARIES

CONSOLDIATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net (loss) income	$(5,795)	$576	$4,340
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	646	1,863	835
Provision for doubtful accounts	532	(12)	108
Impairment of goods held for sale or auction	4,675	428	194
Effect of foreign currency on operations	137	226	(98)
Loss from equity investment in Great American Real Estate, LLC and Shoon Trading Limited	—	177	120
Gain from bargain purchase	—	—	(1,366)
Loss on disposal of assets	91	—	3
Deferred income taxes	(2,984)	989	1,366
Income allocated to mandatorily redeemable noncontrolling interests	1,892	1,897	1,928
Change in operating assets and liabilities:
Accounts receivable and advances against customer contracts	(15,195)	5,145	(6,172)
Lease finance receivable	107	(8,099)	—
Securities owned	(16,006)	—	—
Inventory	—	455	1,618
Goods held for sale or auction	9,414	(1,625)	2,361
Loan receivable	—	156	8,519
Prepaid expenses and other assets	(59)	167	(33)
Accounts payable and accrued expenses	(1,142)	(3,971)	1,641
Amounts due to related parties	168	—	—
Securities sold not yet purchased	(176)	—	—
Auction and liquidation proceeds payable	665	(864)	846
Net cash (used in) provided by operating activities	(23,030)	(2,492)	16,210
Cash flows from investing activities:
Acquisition of business	—	—	(1,246)
Cash acquired from acquisition of B. Riley & Co., Inc.	2,667	—	—
Deconsolidation of Shoon Trading Limited	—	(1,564)	—
Purchase of noncontrolling interest in subsidiary	—	—	(95)
Purchases of property and equipment	(252)	(1,142)	(634)
Proceeds from sale of property and equipment	—	—	21
Collection of receivable - related party	1,200	611	3,233
Equity investment in Great American Real Estate, LLC	—	(21)	(120)
Decrease (increase) in restricted cash	(7,282)	7,598	(7,923)
Net cash (used in) provided by investing activities	(3,667)	5,482	(6,764)
Cash flows from financing activities:
(Repayments of) proceeds from revolving line of credit	(277)	(1,971)	362
Proceeds from asset based credit facility	12,796	5,710	—
Payment of financing costs	—	(375)	—
Repayment of notes payable and capital lease obligations	(286)	(2,785)	(2,138)
Repayments of long-term debt	(31,724)	(1,724)	(1,724)
Proceeds from issuance of common stock	51,233	—	—
Proceeds from formation of noncontrolling interests	—	—	78
Dividends paid	(479)	—	—
Distributions to noncontrolling interests	(1,794)	(1,930)	(2,466)
Net cash provided by (used in) financing activities	29,469	(3,075)	(5,888)
Effect of foreign currency on cash	(39)	231	129
Net increase in cash and cash equivalents	2,733	146	3,687
Cash and cash equivalents, beginning of year	18,867	18,721	15,034
Cash and cash equivalents, end of year	$21,600	$18,867	$18,721

The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. (f/k/a GREAT AMERICAN GROUP, INC.) AND SUBSIDIARIES

CONSOLDIATED STATEMENTS OF CASH FLOWS, Continued

(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012

Supplemental disclosures:
Interest paid	$1,501	$2,680	$2,616
Income taxes paid	44	175	278

The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. (f/k/a GREAT AMERICAN GROUP, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

NOTE 1—ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

B. Riley Financial, Inc. (formerly known as Great American Group, Inc.) and its subsidiaries (collectively the “Company”) provide (i) asset disposition, valuation and appraisal and capital advisory services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional services firms throughout the United States, Canada, and Europe and (ii) following the Company’s acquisition of B. Riley & Co. Inc. (“BRC”) on June 18, 2014, as more fully described below, corporate finance, research, sales and trading services to corporate, institutional and high net worth clients.

In 2014, with the acquisition of BRC, the Company operates in three operating segments: capital market services (“Capital Markets”), auction and liquidation services (“Auction and Liquidation”), and valuation and appraisal services (“Valuation and Appraisal”). In the Capital Markets segment, the Company provides corporate finance, research, sales and trading services to corporate, institutional and high net worth clients.  In the Auction and Liquidation segment, the Company provides auction and liquidation services to help clients dispose of assets and capital advisory services. Such assets include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property. In the Valuation and Appraisal segment, the Company provides valuation and appraisal services to clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs. The Company’s business in 2013 had an operating segment relating to the operation of UK retail stores (“UK Retail Stores”). The UK Retail Stores segment included the operation of ten retail shoe stores in the United Kingdom as a result of the acquisition of Shoon Trading Limited (“Shoon”) on May 4, 2012. In August 2013, the Shoon shareholder agreement was also amended and restated to eliminate the Company’s super majority voting rights which enabled the Company to control the board of directors of Shoon. As a result of this amendment, the Company no longer controlled the board of directors of Shoon, no longer operated in the UK Retail Stores segment, and Shoon’s operating results are not consolidated for any periods after July 31, 2013. In January 2014, Shoon was sold to a third party, and the Company no longer has a financial interest in the operations of Shoon.

The Company was incorporated in Delaware on May 7, 2009 as a wholly-owned subsidiary of Alternative Asset Management Acquisition Corp. (“AAMAC”). The Company was formed as a “shell company” for the purpose of acquiring Great American Group, LLC (“GAG, LLC”), a California limited liability company. On July 31, 2009, the members of GAG, LLC (the “Great American Members”) contributed all of their membership interests of GAG, LLC to the Company (the “Contribution”) in exchange for 528,000 shares of common stock of the Company and a subordinated unsecured promissory note in an initial principal amount of $60,000 issued in favor of the Great American Members and the phantom equityholders of GAG, LLC (the “Phantom Equityholders”, and together with the Great American Members, the “Contribution Consideration Recipients”) (see Note 11). Concurrently with the Contribution, AAMAC merged with and into AAMAC Merger Sub, Inc. (“Merger Sub”), a subsidiary of the Company (the “Merger” and, together with the Contribution, the “Acquisition”). As a result of the Acquisition, GAG, LLC and AAMAC became wholly-owned subsidiaries of the Company. The Acquisition has been accounted for as a reverse merger accompanied by a recapitalization of the Company.

Reverse Stock Split

On June 3, 2014, the Company completed a 1 for 20 reverse split of its common stock. The reverse split reduced the Company’s then outstanding shares of 30,002,975 to 1,500,107. Fractional shares from the reverse split were paid in cash based on the closing price of the Company’s common stock on June 2, 2014. The share amounts and earnings per share amounts in the Company’s consolidated financial statement have been adjusted as if the reverse split occurred on January 1, 2012.

Private Placement

On June 5, 2014, the Company completed a private placement of 10,289,300 shares of common stock at a purchase price of $5.00 per share (the “Private Placement”). There were fifty-three accredited investors (the “Investors”) that participated in the Private Placement pursuant to the terms and provisions of a securities purchase agreement entered into among the Company and the Investors on May 19, 2014. At the closing of the Private Placement on June 5, 2014, the Company received net proceeds of approximately $51,233. On June 5, 2014, the Company used $30,180 of the net proceeds from the Private Placement to repay long-term debt payable to Andrew Gumaer and Harvey Yellen, the two former Great American Members (as described in Note 11), both of whom were executive officers and directors of the Company at the time of such repayment. The $30,000 principal payment and then outstanding accrued interest of $180 retired the entire $48,759 face amount of the long-term debt at a discount of $18,759. The discount of $18,759 has been recorded as a capital contribution to additional paid in capital.

The Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the investors participating in the Private Placement and selling shareholders of BRC. In accordance with the terms of the Registration Rights Agreement, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission covering the resale of the common stock issued in the Private Placement and acquisition of BRC on September 18, 2014 and the registration statement was declared effective on November 7, 2014.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of B. Riley Financial, Inc. and its wholly owned and majority-owned subsidiaries. The consolidated financial statements also include the accounts of Great American Global Partners, LLC which is controlled by the Company as a result of its ownership of a 50% member interest, appointment of two of the three executive officers and significant influence over the funding of operations. All intercompany accounts and transactions have been eliminated upon consolidation.

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

(b) Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expense during the reporting period. Estimates are used when accounting for certain items such as valuation of securities, reserves for accounts receivable and slow moving goods held for sale or auction, the carrying value of intangible assets and goodwill, the fair value of mandatorily redeemable noncontrolling interests and accounting for income tax valuation allowances. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

(c) Revenue Recognition

Revenues are recognized in accordance with the accounting guidance when persuasive evidence of an arrangement exists, the related services have been provided, the fee is fixed or determinable, and collection is reasonably assured.

Revenues in the Capital Markets segment are primarily comprised of (i) fees earned from corporate finance and investment banking services; and (ii) revenues from sales and trading activities.

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

Revenues in the Valuation and Appraisal segment are primarily comprised of fees for valuation and appraisal services. Revenues are recognized upon the delivery of the completed services to the related customers and collection of the fee is reasonably assured. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs which totaled $3,013, $2,811 and $2,704 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Commission and fees earned on the sale of goods at auction and liquidation sales are recognized when evidence of an arrangement exists, the sales price has been determined, title has passed to the buyer and the buyer has assumed the risks of ownership, and collection is reasonably assured. The commission and fees earned for these services are included in revenues in the accompanying consolidated statements of operations. Under these types of arrangements, revenues also include contractual reimbursable costs which totaled $6,950, $5,620 and $5,295 for the years ended December 31, 2014, 2013, and 2012, respectively.

Revenues earned from auction and liquidation services contracts where the Company guarantees a minimum recovery value for goods being sold at auction or liquidation are recognized based on proceeds received. The Company records proceeds received from these types of engagements first as a reduction of contractual reimbursable expenses, second as a recovery of its guarantee and thereafter as revenue, subject to such revenue meeting the criteria of having been fixed or determinable. Contractual reimbursable expenses and amounts advanced to customers for minimum guarantees are initially recorded as advances against customer contracts in the accompanying consolidated balance sheets. If, during the auction or liquidation sale, the Company determines that the proceeds from the sale will not meet the minimum guaranteed recovery value as defined in the auction or liquidation services contract, the Company accrues a loss on the contract in the period that the loss becomes known. Revenues in the Auction and Liquidation segment include a loss accrual of $6,100 for one retail liquidation engagement where the Company guaranteed a minimum recovery value to be realized for the liquidation of inventory.

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

Revenues from the sale of goods in our UK retail stores segment were recognized as revenue upon the sale of product to retail customers through July 31, 2013. Our net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, and other promotional allowances and are recorded net of sales or value added tax. Allowances provided for these items are presented in the consolidated financial statements primarily as reductions to sales and cost of sales.

In the normal course of business, the Company will enter into collaborative arrangements with other merchandise liquidators to collaboratively execute auction and liquidation contracts. The Company’s collaborative arrangements specifically include contractual agreements with other liquidation agents in which the Company and such other liquidation agents actively participate in the performance of the liquidation services and are exposed to the risks and rewards of the liquidation engagement. The Company’s participation in collaborative arrangements including its rights and obligations under each collaborative arrangement can vary. Revenues from collaborative arrangements are recorded net based on the proceeds received from the liquidation engagement. Amounts paid to participants in the collaborative arrangements are reported separately as direct costs of revenues. Revenue from collaborative arrangements in which the Company is not the majority participant is recorded net based on the Company’s share of proceeds received. There were no revenues and direct cost of services subject to collaborative arrangements during the year ended December 31, 2014. There were revenues of $8,094 and $4,238 and direct cost of services of $1,073 and $3,331 subject to collaborative arrangements during the years ended December 31, 2013 and 2012, respectively.

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

(f) Advertising Expense

The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $262, $446 and $698 for the years ended December 31, 2014, 2013, and 2012, respectively. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying consolidated statement of operations.

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

(j) Restricted Cash

The Company maintains deposits in accounts under the control of a financial institution as collateral for letters of credit relating to liquidation engagements in connection with the $100,000 credit facility described in Note 10 (a) and the $6,856 note payable described in Note 12. As of December 31, 2014, restricted cash included $7,532 of cash collateral for the letters of credit and the outstanding loan balance under of asset based credit facility, $50 of cash segregated in a special reserve bank account for the benefit of customers related to our broker dealer subsidiary, and $75 of cash collateral for electronic payment processing in Europe. As of December 31, 2013, restricted cash included $165 of cash collateral for electronic payment processing in Europe and $160 of cash collected from the leasing transactions related to four oil rigs that collateralize the related note payable, which had an outstanding principal amount of $6,570 as of December 31, 2014.

(k) Accounts Receivable

Accounts receivable represents amounts due from the Company’s auction and liquidation and valuation and appraisal customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company’s bad debt expense totaled $532, $18 and $108 for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts are included as a component of selling, general and administrative expenses in the accompanying consolidated statement of operations.

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

(n) Lease Finance Receivable

Lease finance receivables consisted of the Company’s net investment in sales-type leases for four oil rigs as of December 31, 2013. The gross lease payments included a bargain purchase option in the amount of $4,242 that was payable upon the maturity of the lease on December 15, 2014. The leasee did not exercise its right to purchase the four oil rigs in accordance with the bargain purchase option. Upon the expiration of the lease on December 15, 2014, the Company recorded an impairment charge in the amount of $1,142 in cost of goods sold to write-down the four oil rigs to their estimated fair value of $3,100 which is included in goods held for sale at December 31, 2014. In addition, the leasee was in default and arrears on certain lease payments in the amount of $2,363 that are included in prepaid expenses and other current assets at December 31, 2014. The lease payments are guaranteed by the parent company of the lessee and the lessee was notified by the Company that it is in default under the lease and demanded payment.  In response to this, on June 16, 2014, the leasee has demanded binding arbitration.  Management believes that such arbitration will result in the lessee being required to fulfill its obligation under the lease contract and the amounts due from the leasee are collectible. On January 11, 2015, the Company’s wholly-owned subsidiary which was a party to the lease agreement filed for voluntary bankruptcy protection as more fully discussed in Note 12. The lease finance receivable at December 31, 2013 is comprised of the following:

December 31,
2013

Minimum lease payment receivable	$4,367
Lease purchase option	4,242
Unearned income	(510)
Total lease finance receivable	$8,099

(o) Securities Owned and Securities Sold Not Yet Purchased

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

As of December 31, 2014, the Company’s securities owned and securities sold not yet purchased at fair value consisted of the following securities:

December 31,
2014
Securities owned
Common stocks	$16,667
Corporate bonds	1,188
Partnership interests	100
$17,955

Securities sold not yet purchased
Corporate bonds	$746

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

Goodwill includes (i) the excess of the purchase price over the fair value of net assets acquired in a business combinations and (ii) an increase for the subsequent acquisition of noncontrolling interests during the year ended December 31, 2007 (also see Note 8). The Accounting Standards Codification (“Codification”) requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment). Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. The Company operates two reporting units, which are the same as its reporting segments described in Note 20. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

When testing goodwill for impairment, the Company may assess qualitative factors for some or all of our reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, the Company may bypass this qualitative assessment for some or all of our reporting units and perform a detailed quantitative test of impairment (step 1). If the Company performs the detailed quantitative impairment test and the carrying amount of the reporting unit exceeds its fair value, the Company would perform an analysis (step 2) to measure such impairment. In 2014, the Company first performed a qualitative assessment to identify and evaluate events and circumstances to conclude whether it is more likely than not that the fair value of the Company’s reporting units are less than its carrying amounts. Based on the Company’s qualitative assessments, the Company concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of the reporting units exceeded their carrying values and no impairments were identified.

The Company reviews the carrying value of its amortizable intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. No impairment was deemed to exist as of December 31, 2014.

(r) Fair Value Measurements

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. The Company also records mandatorily redeemable noncontrolling interests that were issued after November 5, 2003 at fair value with fair value determined in accordance with the Accounting Standards Codification (“ASC”). The following table below presents information about the Company’s securities owned, mandatorily redeemable noncontrolling interests and securities sold not yet purchased that are measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013 which are categorized using the three levels of fair value hierarchy. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following tables present information on the liabilities measured and recorded at fair value on a recurring basis as of December 31, 2014 and 2013.

	Financial Assets Measured at Fair Value on a
	Recurring Basis at December 31, 2014, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities owned
Common stocks	$16,667	$16,348	$-	$319
Corporate bonds	1,188	-	1,188	-
Partnership interests	100	-	100	-
Total assets measured at fair value	$17,955	$16,348	$1,288	$319

Liabilities:
Securities sold not yet purchased Corporate bonds	$746	$-	$746	$-

Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,285	$-	$-	$2,285
Total liabilities measured at fair value	$3,031	$-	$746	$2,285

	Financial Assets Measured at Fair Value on a
	Recurring Basis at December 31, 2013, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,273	$-	$-	$2,273
Total liabilities measured at fair value	$2,273	$-	$-	$2,273

The Company determined the fair value of mandatorily redeemable noncontrolling interests described above based on the issuance of similar interests for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports and internal valuation models. The changes in Level 3 fair value hierarchy during the year ended December 31, 2013 and 2014 is as follows:

	Level 3	Level 3 Changes During the Year				Level 3
	Balance at	Fair	Relating to	Purchases,	Transfer in	Balance at
	Beginning of	Value	Undistributed	Sales and	and/or out	End of
	Period	Adjustments	Earnings	Settlements	of Level 3	Period
Year Ended December 31, 2013
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,246	$-	$27	$-	$-	$2,273

Year Ended December 31, 2014
Common stocks	$-	$-	$-	$319	$-	$319
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,273	$-	$103	$(91)	$-	$2,285

The amount reported in the table above for the years ended December 31, 2013 and December 31, 2014 includes the amount of undistributed earnings attributable to the mandatorily redeemable noncontrolling interests that is distributed on a quarterly basis. The amounts reported in the table above for the year ended December 31, 2014 includes settlements of $91 related to the repurchase of mandatorily redeemable noncontrolling interests from one of our majority owned limited liability company majority owned subsidiaries and $316 of common stock purchased by BRC which is included in securities owned at December 31, 2014.

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

(s) Foreign Currency Translation

The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country's currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using year-end exchange rates. Equity accounts of foreign subsidiaries are translated at the historical rate. The effects of foreign currency translation adjustments are included in stockholders' equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Transaction losses were $137 during the year ended December 31, 2014 and transaction gains were $257 and $892 during the years ended December 31, 2013 and 2012, respectively. These amounts are included in selling, general and administrative expenses in our consolidated statements of operations.

(t) Supplemental Cash Flows Disclosure

During the year ended December 31, 2014, supplemental non-cash activity included a decrease in long term debt of $18,759 related to the discount on the retirement of the long term debt payable to Andrew Gumaer and Harvey Yellen, the two former Great American Members (as more fully described in Notes 1 and 11), both of whom were executive officers and directors of the Company at the time of such retirement. The $48,759 principal amount of long-term debt was repaid in full with a cash payment of $30,000 on June 5, 2014. The discount of $18,759 has been recorded as a capital contribution to additional paid in capital in our consolidated financial statements.

(u) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued an accounting standards update amending revenue recognition requirements for multiple deliverable revenue arrangements. This update provides guidance on how revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. This determination is made in five steps: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The update is effective for annual reporting periods after December 15, 2016 and for interim reporting periods within that reporting period. Early adoption is not permitted. The Company has not yet adopted this update and is currently evaluating the impact it may have on its financial condition and results of operations.

NOTE 3— ACQUISITIONS

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

The Company acquired BRC in exchange for the issuance of 4,182,637 shares of newly issued for a total purchase price of $26,351. The fair value of the newly issued shares of the Company’s common stock for accounting purposes was determined based on the closing market price of the Company’s shares of common stock on the acquisition date on June 18, 2014, less a 25% discount for lack of marketability as the shares issued are subject to certain restrictions that limit their trade or transfer. The BRC acquisition has been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the June 18, 2014 acquisition date for BRC and August 1, 2014 for BRH and RIM. The application of the acquisition method of accounting resulted in goodwill of $21,869. Acquisition related costs, such as legal, accounting, valuation and other professional fees related to the acquisition of BRC in the amount of $997 were charged against earnings in the second quarter of 2014. All of the recognized goodwill is expected to be non-deductible for tax purposes.

The purchase price allocation was as follows:

Tangible assets acquired and assumed:
Cash and cash equivalents	$2,667
Restricted cash	50
Securities owned	1,978
Accounts receivable	1,845
Prepaid expenses and other assets	302
Property and equipment	76
Accounts payable and accrued liabilities	(3,194)
Securities sold, not yet purchased	(922)
Deferred tax liability	(1,120)
Customer relationships	1,200
Tradename	1,600
Goodwill	21,869
Total	$26,351

The amount of revenue and earnings attributable to BRC in the Company’s consolidated statement of operations during the year ended December 31, 2014 were as follows:

Period from
June 18, 2014
through
December 31, 2014
Revenues	$19,420
Income before income taxes	5,124

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and BRC as well as the related impact of the new employment agreements with Bryant Riley, Andrew Gumaer and Harvey Yellen that became effective upon the acquisition of BRC on a pro forma basis, as though they had occurred as of January 1, 2013. The pro forma financial information presented includes the effects of adjustments related to the amortization charges from the acquired intangible assets and the elimination of certain activities excluded from the transaction. The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results .

	Pro Forma Unaudited
	Year Ended	Year Ended
	December 31, 2014	December 31, 2013

Revenues	$91,656	$102,965
Net (loss) income attributable to B. Riley Financial, Inc.	$(3,938)	$4,594

Basic (loss) income per share	$(0.34)	$0.82
Diluted (loss) income per share	$(0.34)	$0.81
Weighted average basic shares outstanding	11,533,178	5,613,307
Weighted average diluted shares outstanding	11,533,178	5,674,528

2012 Acquisition of Shoon Trading Limited

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

In accordance with the accounting guidance for consolidation of variable interest entities, the Company has determined that the additional financing arrangement in the form of the new note receivable with Shoon and the elimination of the Company’s super majority voting rights in August 2013, as discussed above, changes the status of Shoon to a VIE. The Company, in determining whether or not it is the primary beneficiary of Shoon, considered the voting interests of the shareholders of Shoon and the shareholders ability to direct the activities of Shoon. The Company determined it is not the primary beneficiary of the VIE since the Company does not have the ability to exercise any rights or powers to direct the activities of Shoon that most significantly impact Shoon’s economic performance. Accordingly, Shoon’s operating results are not consolidated for any periods after July 31, 2013. As of December 31, 2013, the carrying amount and maximum exposure to loss due to the Company’s involvement with Shoon is the combined balance of both loans in the amount of $1,200 and $22 equity investment in Shoon. The Company’s loss under the equity method of accounting for Shoon was $156 for the five months ended December 31, 2013.

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

The following financial statement amounts of Shoon were included in the accompanying consolidated financial statements in the UK retail stores segment for the period from May 4, 2012, the date of investment, through December 31, 2012 and for the period from January 1, 2013 through July 31, 2013:

	Period From	Period From
	January 1, 2013 to	May 4, 2012 to
	July 31, 2013	December 31, 2012
Revenues:
Revenues - Sale of goods	$6,202	$10,206
Cost of goods sold	(3,566)	(5,475)
Selling, general and administrative expenses	(3,818)	(4,480)
Operating (loss) income	(1,182)	251
Other expenses	(94)	(251)
Gain on bargain purchase	-	1,366
(Loss) income before income taxes	(1,276)	1,366
Benefit (provision) for income taxes	319	(1)
Net (loss) income	(957)	1,365
Net (loss) income attributable to noncontrolling interest	(532)	819
Net (loss) income attributable to B. Riley Financial, Inc.	$(425)	$546

The disclosure of pro forma financial information for the year ended December 31, 2012 has not been provided given the impracticality of obtaining the information since the former owners of Shoon were operating in administration in the United Kingdom.

NOTE 4— RESTRUCTURING CHARGE

During the second quarter of 2014, the Company initiated a strategic review of our operations taking into account the planned synergies as a result of the acquisition of BRC. On August 13, 2014, as a result of the strategic review, our Board of Directors ratified and approved the Company’s implementation of cost savings measures that resulted in a reduction in corporate overhead and the restructuring of our operations in Europe. The Company implemented a reduction in force for some of our corporate employees and a significant number of our employees in the United Kingdom and we closed our offices in Deerfield, Illinois and London, England. These initiatives resulted in a restructuring charge of $2,548 in the third quarter of 2014. The restructuring charge consists of payroll and severance costs of $1,595, office closure costs of $686 and other expenses of $267. As a result of such reductions in force and restructuring, which the Company completed in the third quarter of 2014, the Company anticipates a shift in its strategic focus from Europe which may result in a reduction in revenues from our European operations. The related accruals are included in accounts payable and accrued expenses in the consolidated balance sheet. The following table summarizes the restructuring charge during 2014:

	Auction and	Valuation and	Corporate and
	Liquidation	Appraisal	Other
	Segment	Segment	Expenses	Total
Expensed during 2014:
Payroll and severance costs	$951	$131	$513	$1,595
Office closure	295	8	383	686
Other charges	93	64	110	267

Total expended during the 2014	1,339	203	1,006	2,548
Paid during 2014	1,208	203	647	2,058

Accrued balance at December 31, 2014	$131	$-	$359	$490

NOTE 5— ACCOUNTS RECEIVABLE

The components of accounts receivable net include the following:

	December 31,	December 31,
	2014	2013

Accounts receivable	$7,797	$8,402
Investment banking fees, commissions and other receivables	1,608	-
Unbilled receivables	1,421	731
Total accounts receivable	10,826	9,133
Allowance for doubtful accounts	(728)	(275)
Accounts receivable, net	$10,098	$8,858

Additions and changes to the allowance for doubtful accounts consist of the following:

	Year Ended December 31,
	2014	2013	2012

Balance, beginning of year	$275	$371	$424
Add: Additions to reserve	532	18	108
Less: Write-offs	(79)	(84)	(12)
Less: Recoveries	-	(30)	(149)
Balance, end of year	$728	$275	$371

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

At December 31, 2014 and 2013, accounts receivable in the amount of $2,385 and $1,284, respectively, were collateralized by the new accounts receivable revolving line of credit more fully described in Note 10.

NOTE 6— GOODS HELD FOR SALE OR AUCTION

Goods held for sale or auction consists of the following:

	December 31,
	2014	2013

Machinery and equipment	$4,026	$13,464
Aircraft parts and other	91	500
Total	$4,117	$13,964

Goods held for sale or auction includes machinery and equipment, leased equipment and aircraft parts and other. At December 31, 2014, machinery and equipment of $4,026 consisted of five oil rigs. At December 31, 2013, machinery and equipment consisted of $10,756 of machinery and equipment and one oil rig with a carrying value of $2,708. During the year ended December 31, 2014, a lower-of-cost or market adjustment of $1,782 was recorded for the one oil rig. On December 15, 2014, goods held for sale increased by $3,100 representing the fair value of the four oil rigs that were subject to the lease finance agreement as previously discussed in Note 2(n). Aircraft parts and other is primarily comprised of aircraft parts with a carrying value of $91 and $500 which includes a lower of cost or market adjustment of $1,297 and $897 as of December 31, 2014 and 2013, respectively. The total amount recorded by the Company for a lower-of-cost or market adjustment for goods held for sale or auction was $4,673, $405 and $194 during the years ended December 31, 2014, 2013 and 2012, respectively. In 2012, goods held for sale included oil rigs that were depreciated over a period of 15 years which approximated their useful life. Depreciation expense on the leased equipment was $1,252 during the year ended December 31, 2013.

The leased equipment with a carrying value of $4,026 as of December 31, 2014 serves as collateral for the related note payable, which had an outstanding principal amount of $6,570 as of December 31, 2014, as more fully described in Note 12.

NOTE 7— PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated	December 31,
	Useful Lives	2014	2013

Leasehold improvements	Shorter of lease or estimated useful life	$244	$296

Machinery, equipment and computer software	3 years	2,280	2,179

Furniture and fixtures	5 years	1,151	1,176

Capital lease equipment	3 to 5 years	388	388
Total		4,063	4,039

Less: Accumulated depreciation and amortization		(3,287)	(2,949)
		$776	$1,090

Depreciation and amortization expense was $646, $611 and $626 during the years ended December 31, 2014, 2013, and 2012, respectively.

NOTE 8— GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $5,688 at December 31, 2013 is comprised of $1,975 in the Auction and Liquidation segment and $3,713 in the Valuation and Appraisal segment. On June 18, 2014, goodwill increased by $21,869 from the Company’s acquisition of BRC. The increase in goodwill represents the excess of the purchase price over the fair value of assets acquired and was recorded in the Capital Markets segment based on the purchase price allocation as more fully described in Note 3. The transaction with BRC is expected to result in synergies and allow the Company and BRC to leverage the contacts and relationships in each of the businesses.

Other intangible assets increased from $140 at December 31, 2013 to $2,799 at December 31, 2014 from the acquisition of BRC on June 18, 2014. In connection with the acquisition of BRC, other intangible assets acquired included $1,200 for customer relationships and $1,600 for the tradename of B. Riley. The customer relationships are being amortized over their estimated useful lives of 4 to 8 years and amortization expense for the year ended December 31, 2014 was $141. Other intangible assets of $1,740 for trademarks and the tradename of B. Riley have been identified as an indefinite lived intangible asset that are not being amortized.

NOTE 9— LEASING ARRANGEMENTS

At December 31, 2014 and 2013, the Company had machinery and equipment under capital leases with a gross carrying amount of $388 and accumulated amortization of $388 included in property and equipment. Amortization expense for the assets under capital leases was $10 and $23 for the years ended December 31, 2013, and 2012, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

The Company has several noncancellable operating leases that expire at various dates through 2019. Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2014 are:

Operating
Leases

Year Ending December 31:
2015	$2,549
2016	2,294
2017	1,643
2018	1,316
2019	439
Total minimum lease payments	$8,241

Rent expense under all operating leases was $2,107, $1,717 and $1,641 for the years ended December 31, 2014, 2013, and 2012, respectively. Rent expense is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

NOTE 10— CREDIT FACILITIES

Credit facilities consist of the following arrangements:

(a) $100,000 Asset Based Credit Facility

On July 15, 2013, the Company entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo Bank”) that amended and restated that certain First Amended and Restated Credit Agreement dated as of December 31, 2010. The maximum revolving loan amount under the asset based credit facility remains at $100,000, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect), and the maturity date has been extended from July 16, 2013 to July 15, 2018. The asset based credit facility can be used for borrowings and letter of credit obligations up to the aggregate amount of $100,000, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect). The interest rate for each revolving credit advance under the Credit Agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% (3.165% at December 31, 2013) depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The restated Credit Agreement removed the Company’s United Kingdom subsidiary as a party to such agreement and the concept of borrowings thereunder for certain transactions in the United Kingdom. On March 19, 2014, the Company entered into a separate credit agreement (a “UK Credit Agreement”) with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom. The facility allows the Company to borrow up to 50 million British Pounds. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $100,000 credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The credit facility also provides for success fees in the amount of 5% to 20% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. On July 15, 2014, the Company entered into a further amendment to the Credit Agreement whereby Wells Fargo Bank consented to the reverse stock split, Private Placement, repayment of long-term debt as more fully described in Note 11, and the acquisition of BRC. Interest expense totaled $400 (including success fees of $162), $532 (including success fees of $292) and $357 for the years ended December 31, 2014, 2013 and 2012, respectively. The outstanding balance under this credit facility was $18,506 and $5,710 at December 31, 2014 and 2013, respectively.

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

(b) Line of Credit

On May 17, 2011, GAAV entered into a Loan and Security Agreement (Accounts Receivable Line of Credit) (the “Line of Credit”) with BFI Business Finance (“BFI”). The Line of Credit is collateralized by the accounts receivable of GAAV and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Line of Credit, with maximum borrowings not to exceed $2,000. The interest rate under the Line of Credit is the prime rate plus 2% (6% at December 31, 2014), payable monthly in arrears. The Line of Credit was amended effective February 3, 2012 and the maximum borrowings allowed was increased from $2,000 to $3,000. The maturity date of the Line of Credit is February 3, 2016 and the maturity date may be extended for successive periods equal to one year, unless GAAV gives BFI written notice of its intent to terminate the Line of Credit at least thirty days prior to the maturity date of the Line of Credit. BFI has the right to terminate the Line of Credit at its sole discretion upon giving sixty days’ prior written notice to GAAV. In connection with the Line of Credit, GAG, LLC entered into a limited continuing guaranty of GAAV’s obligations under the Line of Credit. At December 31, 2014, there was $2,385 of accounts receivable as collateral for the Line of Credit and the total borrowings outstanding was $56 and $1,971 was available and unused. Interest expense totaled $46, $90 and $112 for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 11— LONG-TERM DEBT

Long-term debt consists of the following arrangements:

	December 31,
	2014	2013
$60,000 notes payable to each of the Great American Members and the Phantom Equityholders of GAG, LLC issued in connection with the Acquisition dated July 31, 2009	$-	$50,483
Total long-term debt	-	50,483
Less: Current portion of long-term debt	-	1,724
Long-term debt, net of current portion	$-	$48,759

(a) $60,000 Notes Payable

On July 31, 2009, the Great American Members contributed all of their membership interests of GAG, LLC to the Company in exchange for 528,000 shares of common stock of the Company and a subordinated unsecured promissory note in an initial principal amount of $60,000 issued in favor of the Great American Members and the Phantom Equityholders. In connection with the closing of the Acquisition, an initial principal payment of $4,383 was made, thereby reducing the principal amount of the note to $55,617. On August 28, 2009, the note was replaced with separate subordinated unsecured promissory notes (collectively, the “Notes”) issued in favor of each of the Great American Members and Phantom Equityholders. At December 31, 2013, the principal amount of $1,724 was payable to the Phantom Equityholders with a maturity date of July 31, 2015 and $48,759 was payable to Andrew Gumaer and Harvey Yellen, the two former Great American Members, both of whom were executive officers and directors of the Company at such time, with a maturity date of July 31, 2018 (subject to annual principal payments based upon cash flow, with certain limitations). The interest rate on these notes was 12.0% on $640 of the principal balance payable to the Phantom Equityholders and 3.75% on the remaining $1,084 principal balance payable to the Phantom Equityholders and $48,759 payable to the Great American Members.

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

Interest expense was $812, $2,014 and $2,132 for the years ended December 31, 2014, 2013 and 2012, respectively. Accrued interest payable was $325 on the notes payable as of December 31, 2013.

NOTE 12— NOTES PAYABLE

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

On December 31, 2009, GAGEE entered into an amendment to credit agreement (the “First Amendment To Credit Agreement”) dated as of December 18, 2009 with Garrison Special Opportunities Fund LP and the Administrative Agent, whereby the Lender agreed to forebear from exercising any of the remedies available to them under the Forbearance Agreement and the related Security Agreement and to extend the maturity date of the Forbearance Agreement until November 18, 2010, unless a forbearance default occurs, as specified in the Credit Agreement. Pursuant to the terms of the First Amendment To Credit Agreement and Second Amendment To Credit Agreement, the interest rate was reduced from 20% to 0% and the Lender agreed to reimburse GAGEE for certain expenses from proceeds of the sale assets that collateralize the Credit Agreement. The Forbearance Agreement expired on November 18, 2010. GAGEE entered into a second amendment to the credit agreement on May 9, 2011, which extended the maturity date of the note payable to November 19, 2011 with an interest rate of 0% through maturity (the “Second Amendment to the Credit Agreement”). The Second Amendment to the Credit Agreement also provided for the lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable. As a result of the delay in entering into the Second Amendment to the Credit Agreement, interest in the amount of $309 was accrued from the date of the expiration of the First Amendment to the Credit Agreement on November 18, 2010 to December 31, 2010 at an interest rate of 22% (the default rate). This accrued interest of $309 was reversed in the first quarter of 2011, as the Second Amendment to the Credit Agreement provides for 0% interest for that period, and reflected in the consolidated statement of operations as a reduction of interest expense. GAGEE entered into a third amendment to the Credit Agreement on March 19, 2012, which extended the maturity date of the note payable to December 31, 2012 with an interest rate of 0% through maturity. GAGEE entered into a fourth amendment to the Credit Agreement effective December 31, 2012 which extended the maturity date of the note payable to December 31, 2013 and the interest rate remained at 0% through maturity. GAGEE entered into a fifth amendment to the Credit Agreement effective December 31, 2013 which extended the maturity date of the note payable to June 30, 2015 and the interest rate remained at 0% through maturity. The third, fourth and fifth Amendments to the Credit Agreement provide for the lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable. GAGEE has no assets other than those collateralizing the loan which is comprised of prepaid and other current assets of $2,531 and machinery and equipment with a carrying value of $4,026 that is included in goods held for sale or auction in the accompanying balance sheet at December 31, 2014. GAG, LLC has satisfied its obligation to pay the $1,200 guarantee and the credit agreement does not provide for other recourse against GAG, LLC. At December 31, 2014 and 2013, the note payable balance was $6,570 and $6,856, respectively. On January 11, 2015, GAGEE filed for voluntary bankruptcy protection as more fully discussed below.

On January 11, 2015, GAGEE filed a voluntary petition with the United States Bankruptcy Court for the Northern District of Texas for relief under Chapter 7 of Title 11 of the United States Code (as amended, the "Bankruptcy Code"). At December 31, 2014, GAGEE had total assets of $6,557 and total liabilities of $6,570. Total assets included $2,531 of other receivables included in prepaid and other current assets and $4,026 of goods held for sale which was comprised of five oil rigs (see Note 6).  Total liabilities include the $6,570 of notes payable discussed above that is collateralized by the assets of GAGEE.  Under Chapter 7 of the Bankruptcy Code the assets of GAGEE will be liquidated and the resulting cash proceeds will be used by the bankruptcy trustee to pay creditors.  As a result of the bankruptcy filing on January 11, 2015, the assets and liabilities of GAGEE described above will no longer be consolidated in the Company's consolidated financial statements for periods subsequent to the bankruptcy filing.   At the present time, management does not expect the bankruptcy of GAGEE to have a material impact on the consolidated financial position of the Company.

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

NOTE 13— COMMITMENTS AND CONTINGENCIES

(a) Letters of Credit

There were letters of credit outstanding in the amount of $8,553 related to two retail liquidation engagements at December 31, 2014 and there were no letters of credit outstanding at December 31, 2013.

(b) Legal Matters

In 2015, the Company was served with a lawsuit that seeks to assert claims of breach of contract and other matters with damages in an amount up to $10,000. The Company is vigorously defending this lawsuit. This lawsuit is in the initial stages, the financial impact to the Company, if any, cannot be estimated.

The Company is subject to certain legal and other claims that arise in the ordinary course of its business. The Company does not believe that the results of these claims are likely to have a material effect on its consolidated financial position or results of operations.

NOTE 14— INCOME TAXES

The Company’s provision (benefit) for income taxes consists of the following for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$-	$-	$204
State	98	2	24
Foreign	-	(287)	342
Total current provision	98	(285)	570
Deferred:
Federal	(2,503)	791	1,419
State	(481)	198	289
Foreign	-	-	(342)
Total deferred	(2,984)	989	1,366
Total provision for income taxes	$(2,886)	$704	$1,936

A reconciliation of the federal statutory rate of 34% to the effective tax rate for income (loss) from continuing operations before income taxes is as follows for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Provision for income taxes at federal statutory rate	(34.0)%	34.0%	34.0%
State income taxes, net of federal benefit	(3.7)	8.7	3.3
Foreign tax on gain on bargain purchase	-	-	(7.4)
Foreign tax differential	-	9.0	-
Other	4.5	3.3	0.9
Effective income tax rate	(33.2)%	55.0%	30.8%

Deferred income tax assets (liabilities) consisted of the following as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$282	$128
Goods held for sale or auction	2,819	530
Deductible goodwill and other intangibles	9,988	520
Accrued liabilities and other	3,210	1,128
Mandatorily redeemable noncontrolling interests	740	671
Note payable to Phantom Equityholders	-	376
Foreign tax and other tax credit carryforwards	342	591
Net operating loss carryforward	8,220	8,665
Total gross deferred tax assets	$25,601	$12,609

The Company's loss before income taxes of $8,681 for the year ended December 31, 2014 includes a United States component of a loss before income taxes of $5,812 and a foreign component comprised of a loss before income taxes of $2,869. As of December 31, 2014, the Company had federal net operating loss carryforwards of $19,464, state net operating loss carryforwards of $19,678, and foreign tax credit carryforwards of $342. The Company’s federal net operating loss carryforwards will expire in the tax year ending December 31, 2030, the state net operating loss carryforwards will expire in 2032, and the foreign tax credit carryforwards will expire in 2022. During the year ended December 31, 2014, deferred income taxes increased by $11,200 for tax deductible goodwill as a result of the principal payment on debt to the Great American members.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. As a result of the common stock offering that was completed on June 5, 2014, the Company had a more than 50% ownership shift in accordance with Internal Revenue Code Section 382. Accordingly, the Company may be limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of December 31, 2014, the Company believes that the net operating loss that existed as of the more than 50% ownership shift will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance.

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

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2011 to 2014. The Company and its subsidiaries’ state tax returns are also open to audit under similar statutes of limitations for the same tax years. The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had no such accrued interest or penalties included in the accrued liabilities associated with unrecognized tax benefits as of the date of adoption.

NOTE 15— EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Basic common shares outstanding exclude 66,000 common shares that are held in escrow and subject to forfeiture and 50,000 common shares issued to the AAMAC founders that were forfeited during 2012 as a result of the failure to achieve certain performance targets specified in the Acquisition Agreement. The 66,000 common shares issued to the former Great American members are subject to forfeiture upon the final settlement of claims for goods held for sale in connection with the Acquisition. Dilutive common shares outstanding includes contingently issuable shares that are currently in escrow and subject to release if the conditions for the final settlement of claims for goods held for sale in connection with the Acquisition was satisfied at the end of the respective periods. Weighted average diluted shares outstanding during the year ended December 31, 2014 exclude 44,883 shares from the computation of net loss per diluted share because the impact would have been anti-dilutive.

Basic and diluted earnings from continuing operations calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012

Net (loss) income attributable to B. Riley Financial, Inc.	$(5,801)	$1,058	$3,521

Weighted average shares outstanding:
Basic	9,612,154	1,434,107	1,434,107
Effect of dilutive potential common shares:
Contingently issuable shares	-	61,221	46,564
Diluted	9,612,154	1,495,328	1,480,671

Basic earnings per share	$(0.60)	$0.74	$2.46
Diluted earnings per share	$(0.60)	$0.71	$2.38

NOTE 16— LIMITED LIABILITY COMPANY SUBSIDIARIES

(a) Operating Agreements of Limited Liability Company Subsidiaries

The Company has subsidiaries that are organized as limited liability companies, each of which has its own separate operating agreement. Generally, each of these subsidiaries is managed by an individual manager who is a member or employee of the subsidiary, although the manager may not take certain actions unless the majority member of the subsidiary consents to the action. These actions include, among others, the dissolution of the subsidiary, the disposition of all or a substantial part of the subsidiary’s assets not in the ordinary course of business, filing for bankruptcy, and the purchase by the subsidiary of one of the members’ ownership interest upon the occurrence of certain events. Certain of the members with a minority ownership interest in the subsidiaries are entitled to receive guaranteed payments in the form of compensation or draws, in addition to distributions of available cash from time to time. Distributions of available cash are generally made to each of the members in accordance with their respective ownership interests in the subsidiary after repayment of any loans made by any members to such subsidiary, and allocations of profits and losses of the subsidiary are generally made to members in accordance with their respective ownership interests in the subsidiary. The operating agreements also generally place restrictions on the transfer of the members’ ownership interests in the subsidiaries and provide the Company or the other members with certain rights of first refusal and drag along and tag along rights in the event of any proposed sales of the members’ ownership interests.

Generally, a member of the subsidiary who materially breaches the operating agreement of the subsidiary, which breach has a direct, substantial and adverse effect on the subsidiary and the other members, or who is convicted of a felony (or a lesser crime of moral turpitude) involving his management of or involvement in the affairs of the subsidiary, or a material act of dishonesty of the member involving his management of or involvement in the affairs of the subsidiary, shall forfeit his entire ownership interest in the subsidiary.

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

The Company evaluated the classification of all of its limited liability company members’ ownership interests in accordance with the accounting guidance for financial instruments with characteristics of liabilities and equity. This guidance generally provides for the classification of members’ ownership interests that are subject to mandatory redemption obligations to be classified outside of equity. In accordance with this guidance, all members with a minority ownership interest in these subsidiaries are classified as liabilities and included in mandatorily redeemable noncontrolling interests in the accompanying consolidated balance sheet. Members of these subsidiaries with a minority ownership interest issued before November 5, 2003 are stated on a historical cost basis and members of the Company’s subsidiaries with a minority ownership interests issued on or after November 5, 2003 are stated at fair value at each balance sheet date. The Company deems such repurchase obligations, which are payable to members who are also employees of these subsidiaries, to be a compensatory benefit. Accordingly, the changes in the historical cost basis and the changes in the fair value of the respective members’ ownership interests (noncontrolling interests) are recorded as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations. The noncontrolling interests share of net income was $1,921, $1,897 and $1,928 for the years ended December 31, 2014, 2013 and 2012, respectively. There was no change in the fair value of the mandatorily redeemable noncontrolling interests during the years ended December 31, 2014, 2013 and 2012.

NOTE 17— BENEFIT PLANS AND DIVIDENDS

(a)Amended and Restated 2009 Stock Incentive Plan

The Company assumed the AAMAC 2009 Stock Incentive Plan which was approved by the AAMAC stockholders on July 31, 2009 (as assumed, the “Incentive Plan”). In accordance with Section 13(a) of the Incentive Plan, in connection with the Company’s assumption of the Incentive Plan, the Company’s board of directors adjusted the maximum number of shares that may be delivered under the Incentive Plan to 782,200 to account for the two-for-one exchange ratio of Company common stock for AAMAC common stock in the Acquisition. On August 19, 2009, the Company’s board of directors approved an amendment and restatement of the Incentive Plan which adjusted the number of shares of stock the Company reserved for issuance thereunder to 391,100. Effective as of October 7, 2014, the Company’s board of directors approved an amendment and restatement of the Incentive Plan which, among other things, increased the number of shares of stock the Company reserved for issuance thereunder to 3,210,133 shares. As of December 31, 2014, the Company has 3,194,141 shares of common stock available for future grants.

(b)Employee Benefit Plan

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

(c)Dividends

On October 29, 2014, the Board of Directors of the Company approved a dividend of $0.03 per share, which was paid on December 9, 2014 to stockholders of record on November 18, 2014. The Company’s Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of the Company’s common stock will be made at the discretion of the Board of Directors and will be dependent upon the Company’s financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by the Board of Directors.

NOTE 18— NET CAPITAL REQUIREMENTS

B. Riley & Co., LLC, a subsidiary of the Company, is a registered broker-dealer and, accordingly, is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) which requires B. Riley & Co., LLC to maintain minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1.  As of December 31, 2014, B. Riley & Co., LLC had net capital of $12,430 (an excess of $12,028).  B. Riley & Co., LLC’s net capital ratio for December 31, 2014 was 0.49 to 1.

NOTE 19— RELATED PARTY TRANSACTIONS

On July 8, 2010, the Company loaned $3,224 to GARE for the purposes of investing in GAHA Fund II, LLC, a newly formed joint venture which is 50% owned by GARE. GAHA Fund II, LLC is a special purpose entity created to purchase non-performing distressed real estate loans at a discount to par from a financial institution and market the loans and real estate to third parties. The note receivable bears interest at a rate of 15% per annum and all unpaid principal and interest was originally due on July 8, 2011. In July 2011, the first amendment to the note receivable extended the maturity date of the loan and the interest rate was reduced to 8% per annum.  On December 29, 2011, the second amendment to the note receivable increased the outstanding balance by $620 to $3,844 as additional funds were loaned to GARE and the maturity date of the note receivable was extended to July 31, 2012. On February 20, 2013, the third amendment to the note receivable extended the maturity date to December 31, 2013. The note receivable in the amount of $611 was included in note-receivable – related party as of December 31, 2012. The Company received principal payments of $3,164 from GARE during the year ended December 31, 2012 and recorded an impairment charge of $69 to write down the note receivable at December 31, 2012. The operations of GARE ceased upon the repayment of the note receivable in August 2013. There was no interest income earned on the note receivable during the year ended December 31, 2013. Interest income was $196 for the year ended December 31, 2012 and is included in interest income in the accompanying consolidated statements of operations.

In accordance with the accounting guidance for consolidation of variable interest entities, the Company has determined that the subordinated financing arrangements in the form of notes receivable described above with GARE changes the status of each of the entities to VIE. The Company, in determining whether or not it is the primary beneficiary of GARE, considered the disproportionate capital contributions that were made by the Company, the voting interests of the members of GARE and each member’s ability to direct the activities of GARE. The Company determined it is not the primary beneficiary of the VIE since decisions to direct the operations of GARE are done jointly by the members of GARE and the Company does not have a disproportionate voting interest which allows it to exercise any rights or powers that would enable the Company to direct the activities of GARE that most significantly impact GARE’s economic performance. The accompanying consolidated financial statements do not consolidate GARE. The loss from GARE is accounted for under the equity method of accounting and is included in other income (loss) in the amount of $21 and $120 in the consolidated statements of operations for the years ended December 31, 2013 and 2012, respectively.

At December 31, 2014 and 2013, amounts due to related party of $213 and $45, respectively, represents amounts due to CA Global Partners, LLC (“CA Global”). CA Global is one of the members of Great American Global Partners, LLC (“GA Global Ptrs”) which started operations in the first quarter of 2013. The amount payable at December 31, 2014 and 2013 is comprised of expenses that were paid on behalf of the Company by CA Global in connection with certain auctions of wholesale and industrial machinery and equipment that they were managed on behalf of GA Global Ptrs.

At December 31, 2013, note receivable – related party is comprised of two loans to Shoon with an aggregate outstanding receivable balance of $1,200. The Company owned 44.4% of the common stock of Shoon. The original loan in the amount of $1,300 was made to Shoon on May 4, 2012 and had a remaining principal balance of $353 at December 31, 2013. The loan had a maturity date of May 3, 2014 with interest payable monthly at LIBOR plus 6.0%. On August 2, 2013, an additional loan in the amount of $847 (net of $40 discount) was extended to Shoon with a maturity date of August 3, 2015. Interest is payable monthly at 6.5%. Both of the loans were collateralized by the inventory of Shoon. The loan receivables at December 31, 2013 is included in the Company’s consolidated balance sheet in note receivable related party – current portion in the amount of $703 and in note receivable related party - net of current portion in the amount of $497. In January 2014, Shoon was sold to a third party and the two loans in the amount of $1,200 outstanding at December 31, 2013 were repaid to the Company as more fully described in Note 3.

NOTE 20— BUSINESS SEGMENTS

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

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Year Ended December 31,
	2014	2013	2012
Auction and Liquidation reportable segment:
Revenues - Services and fees	$17,166	$32,409	$40,132
Revenues - Sale of goods	9,859	9,963	8,106
Total revenues	27,025	42,372	48,238
Direct cost of services	(10,719)	(11,120)	(12,327)
Cost of goods sold	(14,080)	(7,940)	(7,275)
Selling, general, and administrative expenses	(8,481)	(11,889)	(17,064)
Restructuring charge	(1,339)	-	-
Depreciation and amortization	(107)	(176)	(193)
Segment income	(7,701)	11,247	11,379
Valuation and Appraisal reportable segment:
Revenues - Services and fees	30,671	27,558	25,492
Direct cost of services	(12,747)	(13,026)	(11,584)
Selling, general, and administrative expenses	(10,721)	(8,718)	(6,974)
Restructuring charge	(203)	-	-
Depreciation and amortization	(151)	(143)	(121)
Segment income	6,849	5,671	6,813
Capital markets reportable segment:
Revenues - Services and fees	19,420	-	-
Selling, general, and administrative expenses	(14,185)	-	-
Depreciation and amortization	(193)	-	-
Segment income	5,042	-	-
UK Retail Stores reportable segment:
Revenues - Sale of goods	-	6,202	10,206
Cost of goods sold	-	(3,566)	(5,475)
Selling, general, and administrative expenses	-	(3,773)	(4,462)
Depreciation and amortization	-	(45)	(18)
Segment income	-	(1,182)	251
Consolidated operating income from reportable segments	4,190	15,736	18,443
Corporate and other expenses (includes restructuring charge of $1,006 for the year ended December 31, 2014)	(11,621)	(11,638)	(11,002)
Interest income	12	26	201
Loss from equity investment in Great American Real Estate, LLC and Shoon Trading Limited	-	(177)	(120)
Gain from bargain purchase	-	-	1,366
Interest expense	(1,262)	(2,667)	(2,612)
(Loss) income before income taxes	(8,681)	1,280	6,276
Benefit (provision) for income taxes	2,886	(704)	(1,936)
Net (loss) income	(5,795)	576	4,340
Net income (loss) attributable to noncontrolling interests	6	(482)	819
Net (loss) income attributable to B. Riley Financial, Inc.	$(5,801)	$1,058	$3,521

Capital expenditures:
Auction and Liquidation segment	$38	$423	$394
Valuation and Appraisal segment	1	418	134
Capital Markets segment	104	-	-
UK Retail Stores segment	-	319	106
Total	$143	$1,160	$634

	As of December 31,
	2014	2013
Total Assets:
Auction and Liquidation segment	$41,360	$24,222
Valuation and Appraisal segment	9,527	8,611
Capital Markets segment	48,878	-
Corporate and Other segment	39,225	40,844
Total	$138,990	$73,677

The following table presents revenues by geographical area:

	Year Ended December 31,
	2014	2013	2012
Revenues:
Revenues - Services and fees:
United States	$63,417	$50,624	$42,564
Europe	3,840	9,343	23,060
Total Revenues - Services and fees	$67,257	$59,967	$65,624

Revenues - Sale of goods
United States	$9,859	$9,532	$7,842
Europe	-	6,633	10,470
Total Revenues - Sale of goods	$9,859	$16,165	$18,312

Total Revenues:
United States	$73,276	$60,156	$50,406
Europe	3,840	15,976	33,530
Total Revenues - Services and fees	$77,116	$76,132	$83,936

The following table presents long-lived assets and identifiable assets by geographical area:

	As of	As of
	December 31,	December 31,
	2014	2013
Long-lived Assets - Property and Equipment, net:
United States	$776	$990
Europe	-	100
Total Long-lived Assets	$776	$1,090

Identifiable Assets:
United States	$137,216	$68,405
Europe	1,774	5,272
Total Long-lived Assets	$138,990	$73,677

NOTE 21— SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014

Total revenues	$21,653	$14,947	$20,674	$19,842
Operating loss	$(1,258)	$(1,056)	$(1,253)	$(3,664)
Loss before income taxes	$(1,884)	$(1,501)	$(1,303)	$(3,993)
Benefit for income taxes	$814	$594	$387	$1,091
Net loss	$(1,070)	$(907)	$(916)	$(2,902)
Net loss attributable to B. Riley Financial, Inc.	$(1,334)	$(777)	$(868)	$(2,822)

Earnings (loss) per share:
Basic	$(0.93)	$(0.16)	$(0.05)	$(0.18)
Diluted	$(0.93)	$(0.16)	$(0.05)	$(0.18)

Weighted average shares outstanding:
Basic	1,434,107	4,972,203	15,911,482	15,902,607
Diluted	1,434,107	4,972,203	15,911,482	15,902,607

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013

Total revenues	$20,954	$15,239	$21,751	$18,188
Operating income (loss)	$2,345	$(1,935)	$782	$2,906
Income (loss) before income taxes	$1,713	$(2,582)	$103	$2,046
(Provision) benefit for income taxes	$(778)	$987	$133	$(1,046)
Net income (loss)	$935	$(1,595)	$236	$1,000
Net loss attributable to B. Riley Financial, Inc.	$1,289	$(1,531)	$366	$934

Earnings (loss) per share:
Basic	$0.90	$(1.07)	$0.26	$0.65
Diluted	$0.87	$(1.07)	$0.24	$0.62

Weighted average shares outstanding:
Basic	1,434,107	1,434,107	1,434,107	1,434,107
Diluted	1,482,780	1,434,107	1,494,528	1,495,328

NOTE 22— SUBSEQUENT EVENTS

On January 2, 2015, the Company entered into a purchase agreement to acquire all of the equity interests of MK Capital Advisors, LLC (“MK Capital”), a wealth management business with operations primarily in New York. The terms of the purchase agreement required the seller to meet certain pre-closing conditions. On February 2, 2015, the closing conditions were satisfied and the Company completed the purchase of MK Capital. The Company is in the process of completing the preliminary purchase price accounting for the acquisition and pro-forma financial information of MK Capital. Upon closing, the Company paid the shareholders of MK Capital $2,500 in cash and issued 333,333 shares of the Company’s common stock. The purchase agreement also requires the payment of contingent consideration of $1,250 in cash and 166,667 shares of common stock on the first anniversary date of the closing (February 2, 2016) and a final payment of $1,250 in cash and 166,666 of common stock on the second anniversary date of the closing (February 2, 2017). The contingent consideration is payable on the first and second anniversary dates of the closing provided that MK Capital generates a minimum amount of gross revenues as defined in the purchase agreement for the twelve months following the first and second anniversary dates of the closing. The acquisition of MK Capital allows the Company to expand into the wealth management business.

In connection with the issuance of common stock to the shareholders of MK Capital, the Company entered into a registration rights agreement which allows the selling shareholders of MK Capital to register their shares upon the Company filing a prospectus or registration statement at any time subsequent to the acquisition of MK Capital.

In March 2015, the Company had capital deployed for three retail liquidation engagements. On March 10, 2015, the Company borrowed $4,500 from Riley Investment Partners, L.P. (“Payee”) in accordance with the subordinated unsecured promissory note (the “RIP Note”). The principal amount of $4,500 for the RIP Note accrues interest at the rate of 10% per annum (or 15% in the event of a default under the RIP Note). The borrowings are for short-term working capital needs and capital for other retail liquidation engagements. The Payee is also is entitled to a success fee (the “Success Fee”) of 20% of the net profit, if any, earned by the Company in connection with a designated liquidation transaction. Pursuant to the terms of the RIP Note, under no circumstances shall the Company be obligated to pay to Payee any portion of the combined amount of interest and the Success Fee which exceeds twelve percent (12%) of the $4,500 principal amount of the RIP Note. The outstanding principal amount, together with the accrued and unpaid interest and the Success Fee, are due and payable by the Company on March 9, 2016. The RIP Note is subordinated in certain respects to the Company’s guaranty relating to its existing credit facility with Wells Fargo Bank, National Association and, in the event of certain insolvency proceedings, with respect to such credit facility itself, as well as to any other indebtedness of the Company to the extent required by the documents governing the repayment thereof.

Riley Investment Management LLC, a wholly owned subsidiary of the Company, is the general partner of Payee. Bryant Riley, the Chief Executive Officer and Chairman of the Board of Directors of the Company, owns or controls approximately 45% of the equity interests of the Payee. In addition, Thomas Kelleher, the President of the Company, and one other employee of the Company, own or control de minimis amounts of the equity interests of the Payee. After considering the economic interests of Mr. Riley and Mr. Kelleher in the RIP Note and comparing the terms of the RIP Note to terms that may have been available from unaffiliated third parties, the disinterested members of the Company’s Board of Directors unanimously approved the issuance of the RIP Note.

