Form 10-K/A
period 2014-12-31
B. Riley Financial, Inc.
filed 2015-04-30
CIK 1464790

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

The number of shares outstanding of the registrant’s Common Stock as of April 25, 2015 was 16,301,940.

EXPLANATORY NOTE

The undersigned registrant hereby amends in its entirety Part III of its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as set forth in the pages attached hereto. This Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K and, other than the amendment described above, does not modify or update the disclosures in the original Annual Report on Form 10-K in any way.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We previously had a classified board of directors (the “Board”) whereby the directors were elected to serve for three-year terms that were staggered into three classes. At our 2014 annual meeting of stockholders, the stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation (the “Charter Amendment”), which phases out such three-year, staggered terms and instead provides for the annual election of directors. The Charter Amendment became effective upon its filing with the Secretary of State of the State of Delaware on October 7, 2014. Andrew Gumaer and Matthew J. Hart will serve as directors until our annual meeting of stockholders to be held in 2015, Bryant R. Riley will serve as a director until our annual meeting of stockholders to be held in 2016, and Hugh G. Hilton and Richard L. Todaro will serve as directors until the annual meetings of stockholders to be held in 2017, or until their respective successors are duly elected and qualified. The following table provides the name, age and position(s) of each of our directors as of April 30, 2015:

Name	Age	Committees
Bryant R. Riley	48	None
Andrew Gumaer	54	None
Matthew J. Hart	63	Audit Committee*, Compensation Committee, Corporate Governance Committee*
Hugh G. Hilton	64	Audit Committee, Compensation Committee*, Corporate Governance Committee
Richard L. Todaro	43	Audit Committee

*Chairman of the respective committee.

Bryant R. Riley has served as our Chief Executive Officer and Chairman since the initial closing of the acquisition of B. Riley & Co., LLC and certain related entities in June 2014 (the “BRC Acquisition) and as a director since August 2009. Mr. Riley also serves as the Chairman and Chief Executive Officer of B. Riley & Co., LLC, and Chief Executive Officer of B. Riley Capital Management, LLC, wholly owned subsidiaries of the Company.  Mr. Riley has served as Chairman and Chief Executive Officer of B. Riley & Co., LLC since founding the stock brokerage firm in 1997.  He has served as Chief Executive Officer of B. Riley Capital Management, LLC since April 2015.  He also previously served on the boards of Aldila, Inc. from 2003 to February 2010, Alliance Semiconductor Corp. from July 2005 to February 2012, Cadiz Inc. from April 2013 to June 2014, DDI Corp. from May 2007 to May of 2012, National Holdings Corporation from April 2012 to October 2012, Strasbaugh from July 2010 to August 2013, STR Holdings, Inc. from March 2014 to August 2014, and Trans World Entertainment Corp. from January 2009 to July 2012. He also served on the board of directors for several private companies.  Mr. Riley received his B.S. in Finance from Lehigh University. Mr. Riley’s experience and expertise in the investment banking industry provides our Board with valuable insight into the capital markets. Mr. Riley’s extensive experience serving on other public company boards is an important resource for our Board.

Andrew Gumaer has served as the Chief Executive Officer of Great American Group, LLC (“GAG, LLC”), a wholly owned subsidiary of the Company, since we acquired such entity in July 2009 and as a director of the Company since July 2009. Mr. Gumaer also served as our Chief Executive Officer from July 2009 until the initial closing of the BRC Acquisition in June 2014, and as our Chairman from March 2012 until June 2014. Prior to July 2009, Mr. Gumaer was a co-founder of GAG, LLC, had served as GAG, LLC’s Chief Executive Officer since May 2007 and previously served as GAG, LLC’s President from June 2006 to May 2007. Prior to assuming such role, Mr. Gumaer was the President of The Pride Capital Group, LLC, predecessor in interest to GAG, LLC, from 2002 to May 2006. Mr. Gumaer also served as the Senior Vice President of Garcel, Inc. from 1997 to 2002 and as a Senior Vice President with the investment banking firm Drexel Burnham Lambert prior to his service with Garcel, Inc. Mr. Gumaer’s in depth knowledge of our business and operations, his experience in the investment banking industry, and leadership as GAG, LLC’s Chief Executive Officer and/or President since 2006 positions him well to serve as a member of our Board.

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

Hugh G. Hilton has served as a director since July 2009. Mr. Hilton has served as the Chief Executive Officer of Alvarez & Marsal Capital Real Estate, LLC, which he co-founded in December 2008, the real estate and investment management arm of Alvarez & Marsal. From 2003 to December 2008, Mr. Hilton served as the founding Managing Director of Catalyst, LLC, a restructuring and turnaround firm.  Mr. Hilton has been involved in over 25 corporate restructuring and turnaround engagements, during which he provided financial advisory services and/or filled interim senior management roles, such as Chairman, Chief Executive Officer, President, and/or Chief Restructuring Officer at both public and private middle market companies.  Prior to 2003, Mr. Hilton served as a Managing Director of Alvarez & Marsal, President of HVK, Inc., President First Interstate Bancorp’s real estate fund advisory arm, and Vice President of BankAmerica Investment Real Estate. Mr. Hilton holds a Bachelor of Business Administration and a Master of Business Administration from the University of Michigan as well as a Juris Doctor from the University of Colorado. Mr. Hilton is a member of the American Bankruptcy Institute. Mr. Hilton’s financial experience and expertise in the real estate and restructuring industries is particularly relevant to the Board as we expand our current service offerings. He provides the Board with important insight into corporate restructuring.

Richard L. Todaro, CFA, has served as a director since July 2014. Mr. Todaro is President of Todaro Capital. Mr. Todaro previously spent 20 years at Kennedy Capital Management, managing the Small Cap Growth portfolio there for the past 10 years. He held several positions at Kennedy Capital Management, including Analyst, Assistant Director of Research, Assistant Portfolio Manager, Portfolio Manager, and Vice President and served as a member of its board of directors. Mr. Todaro spent three years as a board member of the University of Missouri – St. Louis Finance Department. He currently serves as an advisory board member for Gateway Greening. Mr. Todaro also served in the Air National Guard as a staff sergeant from 1991 to 1997. Mr. Todaro received a BSBA in Finance from the University of Missouri – St. Louis and a Master of Finance degree from Saint Louis University. Mr. Todaro has also passed the Uniform Investment Advisor Law examination. Mr. Todaro’s financial experience and expertise in the asset management industry provides our Board valuable insight into the capital markets industry.

Executive Officers

Executive officers are elected by our Board and serve at its discretion. There are no family relationships between any director or executive officer and any other directors or executive officers. Set forth below is information regarding our executive officers as of April 30, 2015.

Name	Position	Age
Bryant R. Riley	Chairman and Chief Executive Officer	48
Thomas J. Kelleher	President	47
Phillip J. Ahn	Chief Financial Officer and Chief Operating Officer	45
Andrew Gumaer	Chief Executive Officer of GAG, LLC	54

Messrs. Riley and Gumaer’s biographical information is included with those of the other members of our Board.

Thomas J. Kelleher has served as our President since August 2014. Mr. Kelleher also serves as Chief Executive Officer of our wholly owned subsidiary B. Riley & Co., LLC. Prior to our acquisition of such entity in June 2014, Mr. Kelleher served as Chief Executive Officer of B. Riley & Co., LLC since 2006. From 1997 to 2006, Mr. Kelleher held other senior management positions with B. Riley & Co., LLC, including Chief Financial Officer and Chief Compliance Officer. He received his Bachelor of Science in Mechanical Engineering from Lehigh University.

Phillip J. Ahn has served as our Chief Financial Officer and Chief Operating Officer since April 2013 and previously served as our Senior Vice President, Strategy and Corporate Development from February 2010 to April 2013. Prior to joining the Company, Mr. Ahn served as Vice President of Altpoint Capital Partners from June 2009 to February 2010 and as Vice President of Stone Tower Equity Partners from June 2007 to June 2009. Prior to 2007, Mr. Ahn served as Senior Investment Officer at the NY State Common Retirement Fund and also held investment banking positions at both Salomon Smith Barney and CIBC World Markets. Prior to starting his investment banking career, Mr. Ahn was a research analyst at Standard & Poor’s J.J. Kenny division. Mr. Ahn received his Bachelor of Arts in Economics from the University of Michigan in 1992 and his MBA in Finance from Columbia University in 1997, graduating with Beta Gamma Sigma honors. Mr. Ahn is a CFA charterholder and member of the NY Society of Security Analysts.

Significant Employees

Set forth below is information regarding our significant employees as of April 30, 2015.

Name	Position	Age
Scott K. Carpenter	Executive Vice President, Retail Services	59
Lester M. Friedman	Managing Director, Great American Group Advisory and Valuation Services, LLC	55
Howard E. Weitzman	Senior Vice President, Chief Accounting Officer	53

Scott K. Carpenter has served as our Executive Vice President, Retail Services since July 2009 and as GAG, LLC’s Executive Vice President and Director of Operations, Retail Services since June 2006. Prior to assuming his current responsibilities, Mr. Carpenter was the Senior Vice President of Operations of The Pride Capital Group, LLC, predecessor in interest to GAG, LLC, from 2001 to May 2006 and the Vice President of Operations of Garcel, Inc. from 1997 to 2000. From 1995 to 1997, Mr. Carpenter was responsible for operations in 155 Office Depot stores in 17 states as Regional Operations Manager. Prior to his service with Office Depot, Mr. Carpenter served as a Buyer and as Director of Store Operations of Hechinger stores in both domestic and international operations from 1987 to 1995. Mr. Carpenter also previously worked for Booz, Allen and Hamilton and McDonnell Aircraft Company. Mr. Carpenter received his Bachelor of Science in Economics from George Mason University in 1978 and earned a Master of Arts from George Mason University in 1982. As a result of the BRC Acquisition, our Board has determined that, effective as of October 2014, Mr. Carpenter no longer satisfies the requirements to be deemed an executive officer as that term is defined in Rule 3b-7 under the Securities Exchange Act of 1934, as amended.

Lester M. Friedman is founder and Managing Director of Great American Advisory and Valuation Services, LLC since April 2009 and previously served as the Chief Executive Officer of Great American Advisory and Valuation Services, LLC from 2002 to April 2009 and as the Chief Operating Officer of such entity from 2000 to 2002. Prior to assuming his current responsibilities, Mr. Friedman was the Chief Operating Officer of the Garcel, Inc. Appraisal Division from 1996 to 2000 and the Chief Financial Officer of Garcel, Inc. from 1994 to 1996. Mr. Friedman was also the Controller and Director of Inventory Appraisal and Valuations for Gordon Brothers Partners. Mr. Friedman received his Bachelor of Business Studies in Accounting from the University of Massachusetts – Amherst in 1982 and was a Certified Public Accountant licensed in Massachusetts from 1982 to 1990 while he worked for Laventhol Horwath.

Howard E. Weitzman has served as Senior Vice President, Chief Accounting Officer since December 2009. Prior to December 2009, Mr. Weitzman worked as a consultant from November 2008 assisting clients with financial reporting, internal controls, and compliance with Section 404 of the Sarbanes Oxley Act of 2002, including consulting for the Company from April 2009 on various accounting and financial reporting matters in connection with the Company’s transaction with Alternative Asset Management Acquisition Corp. (“AAMAC”). From December 2006 to October 2008, Mr. Weitzman served as a Senior Manager in the SEC Services Group in the audit practice at Moss Adams, LLP. Mr. Weitzman also spent 12 years in public accounting at two “Big 4” accounting firms, most recently from 2003 to October 2005 as a Senior Manager in the financial services audit practice of Deloitte & Touche, LLP. Mr. Weitzman also held various senior financial management positions, including from 1994 to 2003, with Banner Holdings, Inc. as the Chief Financial Officer of Central Financial Acceptance Corporation and Controller and Principal Accounting Officer of Central Rents, Inc. Mr. Weitzman also served as a Senior Vice President and Chief Financial Officer of Peoples Choice Financial Corporation from October 2005 to October 2006. Mr. Weitzman received a B.S. in Accounting from California State University, Northridge and is a California licensed Certified Public Accountant.

Committees of the Board of Directors

Our Board currently has three standing committees to facilitate and assist the Board in the execution of its responsibilities: the Audit Committee, the Compensation Committee and the Corporate Governance Committee.

Audit Committee

Our Audit Committee is composed of Messrs. Matthew J. Hart (Chairperson), Hugh G. Hilton and Richard L. Todaro. Our Board has affirmatively determined that each member of the Audit Committee is independent under Nasdaq Marketplace Rule 5605(a)(2), and meets all other qualifications under Nasdaq Marketplace Rule 5605(c) and the applicable rules of the Securities and Exchange Commission (“SEC”). Our Board has also affirmatively determined that Matthew J. Hart qualifies as an “audit committee financial expert” as such term is defined in Regulation S-K under the Securities Act of 1933. During 2014, the Audit Committee held four meetings.

The Audit Committee acts pursuant to a written charter, which is available for review on our website at http://ir.brileyfin.com/governance.cfm. The responsibilities of the Audit Committee include overseeing, reviewing and evaluating our financial statements, accounting and financial reporting processes, internal control functions and the audits of our financial statements. The Audit Committee is also responsible for the appointment, compensation, retention, and as necessary, the termination of our independent auditors.

Compensation Committee

Our Compensation Committee is composed of Messrs. Hugh G. Hilton (Chairperson) and Matthew J. Hart. Former director Mark D. Klein served on our Compensation Committee in 2014 until his resignation from the Board in August 2014. Our Board has affirmatively determined that each member of the Compensation Committee during 2014 was independent as such term is defined under Nasdaq Marketplace Rule 5605(a)(2) and the applicable rules of the SEC, and that each current member is independent as such term is defined under Nasdaq Marketplace Rule 5605(a)(2) and the applicable rules of the SEC. During 2014, the Compensation Committee met three times. Our Board has adopted a charter for the Compensation Committee which is available for review on our website at http://ir.brileyfin.com/governance.cfm. The Compensation Committee reviews and makes recommendations to our Board concerning the compensation and benefits of our executive officers, including the Chief Executive Officer, and directors, oversees the administration of our stock incentive and employee benefits plans, and reviews general policy relating to compensation and benefits.

Corporate Governance Committee

Our Corporate Governance Committee is composed of Messrs. Matthew J. Hart (Chairperson) and Hugh G. Hilton. Former director Mark D. Klein served on our Corporate Governance Committee in 2014 until his resignation from the Board in August 2014. Our Board has affirmatively determined that each member of the Corporate Governance Committee during 2014 was independent as such term is defined under Nasdaq Marketplace Rule 5605(a)(2), and that each current member is independent as such term is defined under Nasdaq Marketplace Rule 5605(a)(2). The Corporate Governance Committee evaluates and recommends to the Board nominees for each election of directors. The Corporate Governance Committee met one time in 2014. Our Board has adopted a charter for the Corporate Governance Committee and a copy of that charter is available for review on our website at http://ir.brileyfin.com/governance.cfm. The responsibilities of the Corporate Governance Committee include making recommendations to the Board with respect to the nominations or elections of directors and providing oversight of our corporate governance policies and practices.

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

Based solely on our review of such forms furnished to us and written representations from such reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were met in a timely manner except with respect to a late Form 4 filing by Thomas J. Kelleher, an executive officer of the Company.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. The Code of Business Conduct and Ethics is available for review on our website at http://ir.brileyfin.com/governance.cfm, and is also available in print, without charge, to any stockholder who requests a copy by writing to us at B. Riley Financial, Inc., 21860 Burbank Boulevard, Suite 300 South, Woodland Hills, California, 91367, Attention: Investor Relations. Each of our directors, employees and officers, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, and all of our other principal executive officers, are required to comply with the Code of Business Conduct and Ethics. There have not been any waivers of the Code of Business Conduct and Ethics relating to any of our executive officers or directors in the past year.

Corporate Governance Documents

Our corporate governance documents, including the Audit Committee Charter, Compensation Committee Charter, Corporate Governance Committee Charter and Code of Ethics, are available, free of charge, on our website at http://ir.brileyfin.com/governance.cfm. Please note, however, that the information contained on the website is not incorporated by reference in, or considered part of, this Form 10-K. We will also provide copies of these documents, free of charge, to any stockholder upon written request to B. Riley Financial, Inc., 21860 Burbank Boulevard, Suite 300 South, Woodland Hills, California, 91367, Attention: Investor Relations.

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to us by our named executive officers during fiscal 2014 and 2013.

			Nonqualified
			Deferred	Nonequity
			Compensation	Incentive	All Other	Total
		Salary	Earnings	Compensation	Compensation	Compensation
Name and Principal Position (1)	Year	($)	($)(2)	($)(3)	($)(4)	($)

Bryant R. Riley	2014	152,308	—	—	33,416	185,724
Chairman and Chief Executive Officer (5)	2013	—	—	—	—	—

Andrew Gumaer	2014	462,462	—	—	29,411	491,873
Chief Executive Officer of GAG, LLC (6)	2013	627,000	—	—	41,500	662,803

Harvey M. Yellen	2014	462,462	—	—	23,078	485,540
Former Vice Chairman and President (7)	2013	627,000	—	—	35,803	662,803

Phillip J. Ahn	2014	325,000	—	75,000	31,811	431,811
Executive Vice President, Chief Financial and	2013	300,092	—	140,000	29,763	469,855
Chief Operating Officer (8)

Scott K. Carpenter	2014	278,801	7,334	—	32,092	318,227
Executive Vice President, Retail Services (9)	2013	265,575	46,000	126,800	31,900	470,275

Thomas J. Kelleher	2014	199,782	—	100,000	3,846	303,628
President (10)	2013	—	—	—	—	—

(1)	The table above summarizes the total compensation earned by each of our named executive officers for the fiscal years ended December 31, 2014 and 2013.

(2)	The amounts listed in this column include nonqualified deferred compensation earnings which represents the above market earnings on the deferred compensation from the GAG, LLC Phantom Stock Plan. Earnings are for the fiscal years ended December 31, 2014 and 2013. Above market earnings is the amount earned at 12.0% that exceeds 120% of the applicable federal tax long-term rate.

(3)	The amounts listed in this column include nonequity incentive compensation earned by each of our named executive officers for the fiscal years ended December 31, 2014 and 2013.

(4)	The amounts listed in this column include other compensation detailed in the following table:

		Auto	Company-paid	Life and	Director Fees Earned
		Allowance	Medical/Dental	Disability	Or paid in Cash	Total
Name	Year	($)	($)	($)	($)(11)	($)
Bryant R. Riley	2014	—	3,416	—	30,000	33,416
	2013	—	—	—	—	—

Andrew Gumaer	2014	12,000	17,020	391	—	29,411
	2013	24,000	15,967	1,533	—	41,500

Harvey M. Yellen	2014	12,000	10,687	391	—	23,078
	2013	24,000	10,270	1,533	—	35,803

Phillip J. Ahn	2014	14,400	17,020	391	—	31,811
	2013	12,600	15,966	1,197	—	29,763

Scott K. Carpenter	2014	14,400	17,301	391	—	32,092
	2013	14,400	15,967	1,533	—	31,900

Thomas J. Kelleher	2014	—	3,846	—	—	3,846
	2013	—	—	—	—	—

(5)	Mr. Riley was appointed as the Chief Executive Officer and Chairman of the Company following the BRC Acquisition in June 2014. Mr. Riley has served as a director of the Company since August 2009. Compensation information in the table above for Mr. Riley reflects compensation for his services as a director in 2014 during the period prior to the initial closing of the BRC Acquisition, and as an employee of the Company following the initial closing of the BRC Acquisition.

(6)	Mr. Gumaer served as Chief Executive Officer and Chairman of the Company until June 2014. Following the BRC Acquisition in June 2014, Mr. Gumaer continues to serve as the Chief Executive Officer of GAG, LLC and no longer serves as the Company’s Chief Executive Officer or Chairman.

(7)	Mr. Yellen served as Vice Chairman and President of the Company until June 2014. Following the BRC Acquisition in June 2014, Mr. Yellen served as the President of GAG, LLC and no longer served as the Company’s President or Vice-Chairman. Mr. Yellen also previously served as Chief Operating Officer until April 2013. Mr. Yellen’s service to the Company as an employee ceased on February 17, 2015.

(8)	Mr. Ahn was appointed Executive Vice President, Chief Financial and Chief Operating Officer on April 15, 2013.

(9)	Mr. Carpenter has served as our Executive Vice President, Retail Services since July 2009. As a result of the BRC Acquisition, our Board has determined that, effective as of October 2014, Mr. Carpenter no longer satisfies the requirements to be deemed an executive officer as that term is defined in Rule 3b-7 under the Securities Exchange Act of 1934, as amended.

(10)	Mr. Kelleher has served as our President since August 2014 and has served as Chief Executive Officer of our wholly owned subsidiary B. Riley & Co., LLC since the BRC Acquisition in June 2014.

(11)	Mr. Riley, our Chief Executive Officer and Chairman, received the compensation indicated in the column Director Fees Earned or Paid in Cash for his services as a director of the Company in 2014 during the period prior to the initial closing of the BRC Acquisition in June 2014, at which time he became an employee of the Company and received no further compensation for his services as a director. Messrs. Gumaer and Yellen were also directors of the Company in 2013 and 2014. Mr. Yellen resigned as a director of the Company in August 2014. Messrs. Gumaer and Yellen received no additional compensation for services as directors for 2013 or 2014.

Outstanding Equity Awards at December 31, 2014

There are no outstanding equity awards for our named executive officers as of December 31, 2014.

Employment Agreements

On July 31, 2009, we entered into employment agreements with Messrs. Carpenter, Gumaer and Yellen.

The employment agreement with Mr. Carpenter has no defined length of employment. Either party may terminate the employment relationship at any time, subject to possible severance payments as set forth below. Pursuant to the employment agreement, Mr. Carpenter is entitled to receive (i) an annual base salary of at least $260,465 for the period from July 31, 2012 to July 31, 2013, $273,488 for the period from July 31, 2013 to July 31, 2014 and $287,163 for the period from July 31, 2014 to July 31, 2015, (ii) annual increases to his annual base salary of no less than five percent, (iii) an annual discretionary bonus, (iv) a monthly automobile allowance of $1,200, (v) indemnification, and an agreement from the Company to hold Mr. Carpenter harmless, to the fullest extent permitted by law against any and all liabilities incurred by Mr. Carpenter in connection with employment by us and (vi) severance payments if his employment relationship is terminated by us without “Cause” or by Mr. Carpenter with “Good Reason,” or upon the death or disability of Mr. Carpenter. For purposes of such severance, “Good Reason” is defined as (a) a material diminution in Mr. Carpenter’s base salary, authority, duties, or responsibilities; (b) a material diminution in the budget over which Mr. Carpenter retains authority; (c) a material change in the geographic location at which Mr. Carpenter must perform services; or (d) any other action or inaction that constitutes a material breach of the terms of the employment agreement. Such severance will consist of payment of a lump sum equal to one year of base salary, a lump sum equal to the highest annual bonus paid during the term of employment or the first target bonus in the event of termination prior to any bonus being paid, and a lump sum equal to 12 times the monthly COBRA premiums for Mr. Carpenter and Mr. Carpenter’s spouse and dependents. Severance will not be owed if Mr. Carpenter terminates the employment relationship without Good Reason or if we terminate the relationship for “Cause.” “Cause” exists if Mr. Carpenter: (1) engages in gross misconduct or gross negligence in the performance of Mr. Carpenter’s duties or willfully and continuously failed or refused to perform any duties reasonably requested in the course of Mr. Carpenter’s employment consistent with Mr. Carpenter’s position with us; (2) engages in fraud, dishonesty, or any other improper conduct that causes material harm to the Company or its business or reputation; (3) materially breaches the employment agreement; or (4) is convicted of, or pleads guilty or no contest to, a felony or crime involving dishonesty or moral turpitude (excluding traffic offenses). In addition to the benefits set forth in his employment agreement, in accordance with a bonus plan approved by the Company’s Compensation Committee, Mr. Carpenter was entitled to nonequity incentive compensation for fiscal 2013 and 2014, and will be entitled to nonequity incentive compensation for fiscal 2015, based on the (A) financial performance of the Company’s retail and international divisions reflecting percentages of divisional profit ranging from 2% to 4% depending on the division and level of profit achieved and subject to conditions relating to minimum divisional profit and (B) overall profitability of the Company, subject to the discretion of management, the approval of the Compensation Committee and a maximum annual ceiling. The foregoing bonus program is subject to an aggregate annual ceiling of five times Mr. Carpenter’s annual base salary, which ceiling is currently $1,435,815. Pursuant to the foregoing, Mr. Carpenter received nonequity incentive compensation for fiscal 2013 totaling $126,800, which was received based on the financial performance of the Company’s retail and international divisions. Mr. Carpenter was not entitled to receive any nonequity incentive compensation for fiscal 2014.

The employment agreements of Messrs. Gumaer and Yellen were amended and restated in their entirety on May 19, 2014, in connection with the BRC Acquisition, with changes effective as of June 18, 2014, the date of the initial closing of the BRC Acquisition. Prior to such amendment and restatement of such agreements, such agreements provided that, among other things, Messrs. Gumaer and Yellen were each entitled to receive (i) annual base salaries of at least $694,675 for the period from July 31, 2012 to July 31, 2013 and $729,303 for the period from July 31, 2013 to July 31, 2014; however, each of Messrs. Gumaer and Yellen accepted a reduced base salary of $500,000 for fiscal 2012, $627,000 for fiscal 2013 and $630,000 for fiscal 2014, (ii) annual increases to their the annual base salaries of no less than five percent, (iii) an annual discretionary bonus, (iv) monthly automobile allowances of $2,000 and (v) indemnification and severance consistent with the provisions described above for Mr. Carpenter.

On June 18, 2014, we entered into an employment agreement with Mr. Riley and the amended and restated employment agreements referenced above with Messrs. Gumaer and Yellen. Pursuant to the terms of the such employment agreements, from and after June 18, 2014, Messrs. Gumaer, Riley and Yellen are entitled to receive an annual base salary of $300,000, subject to adjustment in the sole discretion of the Compensation Committee and, solely with respect to Mr. Yellen, decreasing to $200,000 on the first anniversary of the initial closing of the BRC Acquisition and $100,000 on the second anniversary of the initial closing of the BRC Acquisition. Such employment agreements also provide for the award of an annual discretionary bonus and the reimbursement of certain business expenses. Each such employment agreement also contains an indemnification provision wherein the Company promises to defend, indemnify, and hold the respective employee harmless to the fullest extent permitted by law against any and all liabilities incurred by such employee in connection with employment by the Company. The term of each such employment agreement is three years from June 18, 2014, which term shall be automatically extended for one year terms, unless either party gives the other party not less than 90 days’ prior written notice of the intention to not extend such amendment and restated employment agreement automatically. Mr. Yellen’s employment with the Company ceased on February 17, 2015.

The Company has not entered into an employment agreement with Mr. Ahn or Mr. Kelleher.

Director Compensation

We use cash and equity based compensation to attract and retain qualified candidates to serve on our Board. In setting director compensation, we consider the significant amount of time that our directors expend in fulfilling their duties to our Company, the skill level required by our members of the Board and other relevant information. The Compensation Committee and our Board have the primary responsibility for reviewing, considering any revisions to, and approving director compensation. The Company does not pay its management directors for Board service in addition to their regular employee compensation.

Prior to August 1, 2014, each of our non-employee directors received annual fees of $60,000, payable in quarterly installments, and the chairperson of our Audit Committee, Compensation Committee and Corporate Governance Committee received annual fees of $18,000, $12,000 and $6,000, respectively. In addition, each of our non-employee directors that is a member of our Audit Committee, Compensation Committee and Corporate Governance Committee received annual fees of $9,000, $6,000 and $3,000, respectively.

Since August 1, 2014, each of our non-employee directors has received annual fees of $15,000 in cash, payable in quarterly installments, and $15,000 in equity in the form of restricted stock units under the Company’s Amended and Restated 2009 Stock Incentive Plan. Such restricted stock units are subject to vesting and, for the restricted stock units issued in 2014, will vest in full on July 31, 2015, contingent upon continued service of the applicable non-employee director on the Board through such date. In addition to the foregoing, the chairpersons of our Audit Committee, Compensation Committee and Corporate Governance Committee each receive additional annual fees of $2,000 in cash as compensation for such service.

The following table summarizes the total compensation that our directors (other than directors who are named executive officers) earned during the fiscal year ended December 31, 2014 for services rendered as members of our Board.

	Fees Earned or	Stock
Name (1)	Paid in Cash ($)	Awards ($) (4)	Total ($)
Matthew J. Hart	72,250	15,000	87,250
Hugh G. Hilton	67,250	15,000	82,250
Mark D. Klein (2)	51,750	—	51,750
Richard L. Todaro (3)	3,750	15,000	18,750

________________________

(1)	Bryant R. Riley, our Chief Executive Officer and Chairman, Andrew Gumaer, a director and the Chief Executive Officer of GAG, LLC, and Harvey M. Yellen, a former executive officer and director of the Company, are not included in this table because Messrs. Riley, Gumaer and. Yellen were named executive officers during 2014. Mr. Yellen resigned as a director of the Company in August 2014 and ceased to be an employee of the Company on February 17, 2015. Messrs. Gumaer and Yellen received no additional compensation for services as directors for 2014. The compensation received by Messrs. Gumaer and Yellen as employees of the Company is shown in the Summary Compensation Table above. Mr. Riley, who has been a director of the Company since August 2009, became our Chief Executive Officer and Chairman following the initial closing of the BRC Acquisition in June 2014. The compensation received by Mr. Riley for his services as a director in 2014 during the period prior to the initial closing of the BRC Acquisition, and as an employee of the Company following the initial closing of the BRC Acquisition, is shown in the Summary Compensation Table above.

(2)	Mr. Riley, our Chief Executive Officer and Chairman, received the compensation indicated above for his services as a director in 2014 during the period prior to the initial closing of the BRC Acquisition on June 18, 2014, at which time he became an employee of the Company. The compensation received by Mr. Riley as an employee of the Company is shown in the Summary Compensation Table above.

(3)	Mr. Klein resigned from the Board effective August 22, 2014.

(4)	Mr. Todaro was appointed to the Board effective July 28, 2014.

(5)	The amounts in the Stock Awards column reflect the aggregate grant date fair value of restricted stock units granted to the applicable director in 2014 calculated in accordance with FASB ASC 718. The Company granted 1,953 restricted stock units to each applicable director on September 9, 2014 for such director’s annual stock grant of $15,000 as a non-employee director. The grant date fair value of the restricted stock units was $7.68 per share on September 9, 2014. As stated above, such restricted stock units vest in full on July 31, 2015, contingent upon continued service of the applicable director on the Board through such date. All 1,953 restricted stock units granted to each such director remained outstanding as of December 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of the shares of our common stock as of April 25, 2015, by (i) each person we know to be the beneficial owner of 5% or more of the outstanding shares of our common stock; (ii) each executive officer listed in the Summary Compensation Table; (iii) each of our directors; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the address of the individuals listed below is the address appearing on the cover of this Annual Report.

	Shares Beneficially Owned (2)
Name or Group of Beneficial Owners (1)	Number	Percent
Named Executive Officers:
Bryant R. Riley (3)	3,944,910	24.2%
Andrew Gumaer (4)	600,000	3.7%
Phillip J. Ahn	15,000	*
Thomas J. Kelleher	440,248	2.7%
Harvey M. Yellen (5)	264,000	1.6%
Scott Carpenter (6)	50,006	*

Directors:
Hugh G. Hilton (7)	12,021	*
Matthew J. Hart	12,521	*
Richard L. Todaro	1,152	*

Executive officers and directors as a group (7 persons):	5,025,852	30.8%

5% Stockholders:
Funds associated with Elliott Associates, L.P. (8)	2,306,450	14.1%
Funds associated with Nokomis Capital, L.L.C. (9)	1,200,000	7.4%
Lloyd I. Miller, III and associated persons (10)	2,207,420	13.5%
DJ Investments LLC: Series E (11)	2,000,000	12.3%
Funds associated with Dialectic Capital Management, LLC (12)	831,935	5.1%

*	Represents less than 1%.
(1)	Unless otherwise indicated, the business address of each holder is c/o B. Riley Financial, Inc., 21860 Burbank Blvd., Suite 300 South, Woodland Hills, CA 91367.
(2)	Applicable percentage ownership is based on 16,301,940 shares of our common stock outstanding as of April 25, 2015. Beneficial ownership is determined in accordance with the rules of the SEC and is based on voting and investment power with respect to shares, subject to the applicable community property laws. Shares of our common stock subject to options or other contractual rights currently exercisable, or exercisable within 60 days after April 25, 2015, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person.
(3)	Mr. Riley has served as a director of the Company since August 2009 and was appointed as the Chief Executive Officer and Chairman of the Company following the BRC Acquisition in June 2014. Represents 3,744,810 shares of our common stock held of record by Mr. Riley, 100 shares of our common stock held of record by the B. Riley and Co., LLC 401(k) Profit Sharing Plan (the “Riley Profit Sharing Plan”) and 200,000 shares of our common stock held of record by the Robert Antin Children Irrevocable Trust dtd 1/1/01 (the “Antin Trust”). Mr. Riley serves as the trustee of the Riley Profit Sharing Plan and the Antin Trust and, as such, has the power to vote or dispose of the securities held of record by each of the Riley Profit Sharing Plan and the Antin Trust and may be deemed to beneficially own such securities. The business address of each of Mr. Riley, the Riley Profit Sharing Plan and the Antin Trust is 11100 Santa Monica Blvd., Suite 800, Los Angeles, California 90025.
(4)	Mr. Gumaer served as Chief Executive Officer and Chairman of the Company until June 2014. Following the BRC Acquisition in June 2014, Mr. Gumaer continues to serve as the Chief Executive Officer of GAG, LLC and no longer serves as the Company’s Chief Executive Officer or Chairman. Represents 264,000 shares of our common stock held of record by Mr. Gumaer and 336,000 shares of our commons stock held of record by Andrew & Dana Gumaer as Trustees for the Gumaer Living Trust.
(5)	Mr. Yellen served as Vice Chairman and President of the Company until June 2014. Following the BRC Acquisition in June 2014, Mr. Yellen served as the President of GAG, LLC and no longer served as the Company’s President or Vice-Chairman. Mr. Yellen also served as a director to the Company until August 2014. Mr. Yellen’s service to the Company as an employee ceased on February 17, 2015.
(6)	Mr. Carpenter has served as our Executive Vice President, Retail Services since July 2009. As a result of the BRC Acquisition, our Board has determined that, effective as of October 2014, Mr. Carpenter no longer satisfies the requirements to be deemed an executive officer as that term is defined in Rule 3b-7 under the Securities Exchange Act of 1934, as amended.
(7)	Represents 11,953 shares of our common stock held of record by Mr. Hilton and 2,021 shares of our common stock held of record by Alvarez & Marsal Capital Real Estate, LLC (“A&M”), of which Mr. Hilton is the Chief Executive Officer and may be deemed to share voting and investment power over the securities held by A&M.

(8)	Based on information provided on a Schedule 13D/A filed with the SEC on July 25, 2014 by the Liverpool Limited Partnership, a limited partnership organized and existing under the laws of Bermuda (“LLP”), and Middleton International Limited, a Cayman Islands exempted company (“MIL”). Represents 807,180 shares of our common stock held of record by LLP and 1,499,270 shares of our common stock held of record by MIL. LLP is a wholly owned subsidiary of Elliott Associates, L.P., a Delaware limited partnership (“EALP”), and MIL is a wholly owned subsidiary of Elliott International, L.P., a Cayman Islands limited partnership (“EILP”). Paul E. Singer (“Singer”), Elliott Capital Advisors, L.P., a Delaware limited partnership (“Capital Advisors”), which is controlled by Singer, and Elliott Special GP, LLC, a Delaware limited liability company (“Special GP”), which is controlled by Singer, are the general partners of EALP. Elliott International Capital Advisors Inc., a Delaware corporation (“EICA”), is the investment manager for EILP. Hambledon, Inc., a Cayman Islands corporation (“Hambledon”), which is also controlled by Singer, is the sole general partner of EILP. The business address of each of LLP, MIL, EALP, Singer, Capital Advisors, Special GP and EICA is 40 West 57th Street, New York, New York 10019. The business address of EILP and Hambledon is c/o Maples & Calder, P.O. Box 309, Ugland House, South Church Street, George Town, Cayman Islands, British West Indies.
(9)	Based on information provided on a Schedule 13G/A filed with the SEC on February 13, 2015. Represents shares of our common stock held of record by certain private funds and managed accounts for which Nokomis Capital, L.L.C. (“Nokomis”) serves as the investment adviser. Nokomis may direct the vote and disposition of such securities and may be deemed to beneficially own such securities. Brett Hendrickson, a principal of Nokomis, may direct the vote and disposition of such securities and may be deemed to beneficially own such securities. The business address of Nokomis is 2305 Cedar Springs Road, Suite 420, Dallas, Texas 75201.
(10)	Based on information provided on a Schedule 13G/A filed with the SEC on February 5, 2015. Mr. Miller has sole voting and dispositive power with respect to 1,904,771 of such shares of common stock as (i) manager of a limited liability company that is the adviser to certain trusts, (ii) manager of a limited liability company that is the general partner of a certain limited partnership, (iii) manager of a limited liability company, and (iv) an individual. Mr. Miller has shared voting and dispositive power with respect to 302,649 of such shares of common stock as (i) an advisor to the trustee of a certain trust, (ii) with respect to shares owned by Mr. Miller’s wife, and (iii) an authorized person with respect to a custody account. Mr. Miller’s business address is 3300 South Dixie Highway, Suite 1-365, West Palm Beach, Florida 33405.
(11)	Based on information provided on a Schedule 13D filed with the SEC on December 19, 2014. Represents shares of our common stock held of record by DJ Investments LLC: Series E (“DJ Investments”). Fred Goldman and Michael LaRocque, each a manager of DJ Investments, have the power to vote or dispose of such securities and may be deemed to beneficially own such securities. The business address of DJ Investments is c/o Equitec Group, LLC, 111 W. Jackson Blvd., 20th Floor, Chicago, Illinois 60604.
(12)	Based on information provided on a Schedule 13G filed with the SEC on February 17, 2015. Represents shares of our common stock held of record by advisory clients of Dialectic Capital Management, LLC (“Dialectic”). John A. Fichthorn and Luke Fichthorn, the managing members of Dialectic, and Dialectic each have shared power to vote or dispose of such securities and may be deemed to beneficially own such securities. The business address of the Dialectic Capital Management, LLC is 17 State Street, Suite 3930, New York, New York 10004.

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2014 was as follows:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by our stockholders (1)	5,859	—	3,194,141
Equity compensation plans not approved by our stockholders (2)	—	—	—
Total	5,859	—	3,194,141

(1)	Includes our Amended and Restated 2009 Stock Incentive Plan.

(2)	All of our equity compensation plans were approved by our stockholders.

(3)	Awards listed in column (a) are restricted stock unit awards, which have no associated exercise price.

For more information on our equity compensation plans, see Note 17 of our Notes to Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Other than as described below, since the beginning of fiscal year 2013, there were no transactions to which the Company was or is a party or currently proposed transactions which the Company is to be a party in which the amount involved exceeds $120,000 and in which any director, officer or beneficial holder of more than 5% of any class of our voting securities or member of such person’s immediate family had or will have a direct or indirect material interest.

Mark Weitz, our former President, Wholesale and Industrial Services, is the brother-in-law of Andrew Gumaer, a director of the Company and Chief Executive Officer of GAG, LLC. Mr. Weitz participated in various employee benefit programs of the Company, including health insurance benefits, life insurance benefits, and group life and long-term disability coverage, under the plans generally available to all other salaried employees. Mr. Weitz was also a phantom equityholder in GAG, LLC and received additional consideration as more fully described below. Mr. Weitz’s received total compensation, consisting of base salary, bonus, auto allowance, company paid medical, dental and life and disability insurance, severance and above market interest on nonqualified deferred compensation, of $244,261 in 2013, including $158,654 in severance payments pursuant to a severance agreement and general release between Mr. Weitz and the Company entered into in February 2013 in connection with the cessation of his employment with the Company on February 4, 2013. In addition to the foregoing, the Company paid 100% of the COBRA continuation premium for Mr. Weitz for a period of eleven months ending on January 31, 2014.

Brian Yellen, our former Executive Vice President, is the son of Harvey M. Yellen, a former director and executive officer. Mr. B. Yellen participated in various employee benefit programs of the Company, including health insurance benefits, life insurance benefits, and group life and long-term disability coverage, under the plans generally available to all other salaried employees. Mr. B. Yellen also was also a phantom equityholder in GAG, LLC and received additional consideration as more fully described below. Mr. B. Yellen’s received total compensation, consisting of base salary, bonus, auto allowance, company paid medical, dental and life and disability insurance, severance and above market interest on nonqualified deferred compensation, of $448,039 in 2014, including $241,492 in severance payments pursuant to a severance agreement and general release between Mr. B. Yellen and the Company in connection with the cessation of his employment with the Company on September 30, 2014. Mr. B. Yellen received total compensation, consisting of base salary, bonus, commissions, auto allowance, company paid medical, dental and life and disability insurance, and above market interest on nonqualified deferred compensation, of $649,476 in 2013. In addition to the foregoing, the Company paid 100% of the COBRA continuation premium for Mr. B. Yellen for a period of three months ending on December 31, 2014.

Sandy Feldman, our former Senior Vice President, is the son-in-law of Harvey M. Yellen, a former director and executive officer. Mr. Feldman participated in various employee benefit programs of the Company, including health insurance benefits, life insurance benefits, and group life and long-term disability coverage, under the plans generally available to all other salaried employees. Mr. Feldman received total compensation, consisting of base salary, bonus, auto allowance, company paid medical, dental and life and disability insurance, and severance of $302,801 in 2014, including $95,000 in severance payments pursuant to a severance agreement and general release between Mr. Feldman and the Company in connection with the cessation of his employment with the Company on September 30, 2014. Mr. Feldman received total compensation, consisting of base salary, bonus, commissions, auto allowance, company paid medical, dental and life and disability insurance, of $222,793 in 2013. In addition to the foregoing, the Company paid 100% of the COBRA continuation premium for Mr. Feldman for a period of three months ending on December 31, 2014.

Private Placement

On June 5, 2014, we completed a private placement of 10,289,300 shares of our common stock at a purchase price of $5.00 per share (the “Private Placement”). Fifty-three accredited investors (the “Investors”) participated in the Private Placement pursuant to the terms and provisions of a securities purchase agreement entered into among us and the Investors on May 19, 2014. At the closing of the Private Placement on June 5, 2014, we received net proceeds of approximately $51.2 million. Effective as of the closing, the Company entered into a registration rights agreement with the Investors (the “Registration Rights Agreement”) which obligated the Company, subject to certain conditions, to file with the SEC one or more registration statements to register the Private Placement Shares and certain shares of common stock issued in connection with the BRC Acquisition (the “Acquisition Shares”) for resale under the Securities Act of 1933, as amended (the “Securities Act”), and to maintain the effectiveness of all such registration statements until the earlier of June 18, 2019 or such time as the Private Placement Shares and Acquisition Shares registered thereunder have been sold or become eligible for sale without restriction under Rule 144 promulgated under the Securities Act. After considering the terms of the Private Placement and the interests of certain related parties with respect thereto, the Private Placement and related transactions were unanimously approved by the Board, including all of the members of the Audit Committee. Certain related parties at the time of the Private Placement participated in the Private Placement as Investors as set forth below:

Name of Purchaser	Relationship to the Company at time of Private Placement	No. of Shares Purchased	Aggregate Purchase Price
Elliott International, L.P. (1)	Greater than 5% Stockholder*	1,315,400	$6,577,000
Elliott Associates, L.P. (2)	Greater than 5% Stockholder*	684,600	$3,423,000
Lloyd I. Miller III	Greater than 5% Stockholder*	600,000	$3,000,000
Lloyd I. Miller Trust A-4	Greater than 5% Stockholder*	500,000	$2,500,000
MILFAM II L.P.	Greater than 5% Stockholder*	600,000	$3,000,000
Susan F. Miller	Greater than 5% Stockholder*	200,000	$1,000,000
Marli B. Miller Managed Custody	Greater than 5% Stockholder*	100,000	$500,000
DJ Fund Investments LLC: Series E	Greater than 5% Stockholder*	2,000,000	$10,000,000
Nokomis Capital Master Fund, L.P. (3)	Greater than 5% Stockholder*	1,200,000	$6,000,000
Dialectic Antithesis Partners, LP	Greater than 5% Stockholder*	325,149	$1,625,747
Dialectic Capital Partners, LP	Greater than 5% Stockholder*	133,890	$669,448
Dialectic Offshore, Ltd.	Greater than 5% Stockholder*	340,961	$1,704,805
Robert Antin Children Irrevocable Trust	(4)	200,000	$1,000,000
Riley Family Trust dtd 6/20/89 modified 4/29/94, 8/31/2000 and 1/25/07	(5)	200,000	$1,000,000
Andrew Gumaer	Executive Officer and Director	336,000	$1,680,000
Scott Keith Carpenter	Executive Officer	42,800	$214,000
Phillip J. Ahn	Executive Officer	15,000	$75,000
Hugh Hilton	Director	10,000	$50,000
Matthew J. Hart	Director	10,000	$50,000
John Ahn	Brother of Executive Officer (Phillip J. Ahn)	68,800	$344,000

*	Each such Investor was individually, or when such Investor’s shares were aggregated with all other members of an associated “group” (as that term is used in Section 13(d)(3) of the Exchange Act), the beneficial owner of more than five percent of the Company’s common stock.
(1)	All 1,315,400 of such shares were transferred from Elliott International, L.P. to Middleton International Limited pursuant to a Stock Transfer Agreement, dated as of June 30, 2014.
(2)	All 684,600 of such shares were transferred from Elliott Associates, L.P. to The Liverpool Limited Partnership pursuant to a Stock Transfer Agreement, dated as of June 30, 2014.
(3)	70,276 of such shares were transferred from Nokomis Capital Master Fund, L.P. to Moussescapade, L.P. pursuant to a Stock Transfer Agreement, dated as of July 30, 2014. All such shares were transferred back to Nokomis Capital Master Fund, L.P. from Moussescapade, L.P. pursuant to a Stock Transfer Agreement, dated as of February 1, 2015.
(4)	Bryant R. Riley, the trustee of the Investor, currently serves as and has served since June 18, 2014 as, the Chief Executive Officer and Chairman of the Company. Mr. Riley has also served as a member of the Board since 2009. Mr. Riley has the power to vote or dispose of the securities held of record by such Investor and may be deemed to beneficially own those securities.
(5)	Richard Riley, the trustee of the Investor, is the father of Bryant R. Riley (the Company’s Chief Executive Officer and Chairman), and has the power to vote or dispose of the securities held of record by such Investor and may be deemed to beneficially own those securities

BRC Acquisition

On June 18, 2014, we completed the initial closing of the BRC Acquisition pursuant to the terms of the Acquisition Agreement (the “Acquisition Agreement”), dated as of May 19, 2014, by and among the Company, Darwin Merger Sub I, Inc., a wholly owned subsidiary of the Company, B. Riley Capital Markets, LLC, a wholly owned subsidiary of the Company (“BCM”), B. Riley and Co. Inc. (“BRC”), B. Riley & Co. Holdings, LLC (“BRH”), Riley Investment Management LLC (“RIM,” and collectively with BRC and BRH, the “B. Riley Entities”) and Bryant R. Riley (the principal owner of each of the B. Riley Entities). In connection with the BRC Acquisition, Darwin Merger Sub I, Inc. merged with and into BRC, and BRC subsequently merged with and into BCM, with BCM surviving as a wholly owned subsidiary of the Company. We completed the acquisitions of BRH, whose operations include asset management and financial advisory services, and RIM, which provides services to certain pooled investment vehicles, on August 1, 2014. The total preliminary purchase price for the B. Riley Entities was $26.4 million, which was paid at closing on June 18, 2014, in the form of 4,191,512 newly issued shares of our common stock. The fair value of the newly issued shares of the Company’s common stock for accounting purposes was determined based on the closing market price of the Company’s shares of common stock on the acquisition date, less a 25% discount for lack of marketability as the shares issued were subject to certain restrictions that limited their trade or transfer in the open market. Prior to the BRC Acquisition, Bryant R. Riley was a director and officer of, and the primary equity holder in, BRC and Thomas J. Kelleher was a director and officer of, and an equity owner in, BRC. In connection with the BRC Acquisition, on June 18, 2014 the Company issued (i) Mr. Kelleher 440,248 shares of the Company’s common stock in exchange for his ownership interests in BRC and (ii) Mr. Riley 3,751,264 shares of the Company’s common stock in exchange for his ownership interests in BRC. 628,727 of such shares issued to Mr. Riley have been placed into an escrow account governed by the terms and conditions of an escrow agreement, dated as of June 18, 2014 by and among the Company, Mr. Riley and Continental Stock Transfer & Trust Company, Inc., as escrow agent (the “Escrow Agreement”). Such escrowed shares will serve as security for the indemnification obligations of Mr. Riley and the B. Riley Entities pursuant to the Acquisition Agreement and also served as security for any downward adjustment to the merger consideration as a result of the final working capital adjustment provided for in the Acquisition Agreement. As a result of such final working capital adjustment, 8,875 of such escrowed shares were forfeited to the Company by Mr. Riley and cancelled in accordance with the terms of the Acquisition Agreement and Escrow Agreement on December 29, 2014. After considering the terms of the BRC Acquisition and the interests of Mr. Riley with respect thereto, the BRC Acquisition and related transactions were unanimously approved by a special committee of disinterested directors and the Board, including all of the members of the Audit Committee.

Effective upon the closing of the BRC Acquisition on June 18, 2014, (i) Bryant R. Riley was appointed as our Chief Executive Officer and Chairman, (ii) Andrew Gumaer continued to serve as the Chief Executive Officer of GAG, LLC and no longer serves as the Company’s Chief Executive Officer and Chairman and (iii) Harvey M. Yellen continued to serve as the President of GAG, LLC and no longer served as the Company’s President and Vice-Chairman. Mr. Yellen’s employment with the Company ceased on February 17, 2015. As a result of the BRC Acquisition, Bryant R. Riley beneficially owns approximately 24.2% of our outstanding common stock. In addition, new employment agreements became effective upon the closing of the BRC Acquisition for Messrs. Gumaer, Yellen and Riley as further described above.

Promissory Notes

As of December 31, 2013, there was $48.8 million in aggregate principal amount outstanding owed to Andrew Gumaer, a director and an executive officer, and Harvey Yellen, a former director and executive officer, all of which accrued interest at 3.75%. In addition, there was $1.7 million in aggregate principal amount outstanding payable to other related parties, $1.0 million of which accrued interest at 3.75% and $0.7 million of which accrue interest at 12.0%. On January 31, 2014, the Company paid in full the $0.7 million of principal balance for the notes that had the 12.0% interest rate. The remaining $1.0 million principal amount payable had a maturity date of July 31, 2014. The $48.8 million principal amount payable to Messrs. Gumaer and Yellen had a maturity date of July 31, 2018.

On June 5, 2014, we used $30.2 million of the net proceeds from the Private Placement to repay the principal amount and accrued interest owing to Messrs. Gumaer and Yellen. The $30.0 million principal payment and then outstanding accrued interest of $0.2 million retired the entire $48.8 million face amount of such outstanding notes. The discount of $18.8 million for the repayment of the notes payable was recorded as a capital contribution to additional paid in capital in our consolidated financial statements. After considering the terms of such repayment and the interests of Messrs. Gumaer and Yellen with respect thereto, such repayment was unanimously approved by the Board, including all of the members of the Audit Committee. On July 31, 2014, the remaining outstanding principal amount of $1.0 million was paid in full to the other related parties. As of August 1, 2014, there is no remaining outstanding principal or interest payable on the notes payable to related parties.

 The consideration received by each of the holders of the foregoing promissory notes who were executive officers, directors or immediate family members of the foregoing since the beginning of fiscal year 2013 in connection with such promissory notes is as follows:

Phantom Equityholder	Year	Consideration (in the form of Interest Earned on the Promissory Notes)(5)	Consideration (in the form of Principal Payments Paid on the Promissory Notes)(6)	Total Consideration on the Promissory Notes(7)	Principal Balance outstanding on the Promissory Notes at December 31 (8)
Former Great American Members

Andrew Gumaer	2014	$543,525	$15,656,037	$16,199,562	$—
	2013	$914,224	$—	$914,224	$24,379,316

Harvey M. Yellen (1)	2014	$543,525	$14,343,963	$14,397,488	$—
	2013	$914,224	$—	$914,224	$24,379,316

Phantom Equityholders

Scott Carpenter	2014	$10,093	$333,701	$343,794	$—
	2013	$63,303	$333,701	$397,004	$333,702

Paul Erickson (2)	2014	$8,840	$315,162	$324,002	$—
	2013	$18,683	$315,162	$333,845	$315,163

Lester Friedman	2014	$8,320	$296,623	$304,943	$—
	2013	$17,584	$296,623	$314,207	$296,624

Mark Weitz (3)	2014	$8,320	$296,623	$304,943	$—
	2013	$17,584	$296,623	$314,207	$296,624

Brian Yellen (4)	2014	$4,940	$176,120	$181,060	$—
	2013	$10,441	$176,120	$186,561	$176,140

(1)	Mr. Yellen’s employment with the Company ceased on February 17, 2015 and Mr. Yellen ceased to serve as a director on August 25, 2014.
(2)	Mr. Erickson’s employment with the Company ceased on April 12, 2013.
(3)	Mr. Weitz is the brother-in-law of Andrew Gumaer, a director and the Chief Executive Officer of GAG, LLC. Mr. Weitz’s employment with the Company ceased on February 4, 2013.
(4)	Mr. Yellen is the son of Harvey M. Yellen, a former director and executive officer of the Company.
(5)	Consideration represents interest earned on the promissory notes for the fiscal years ended December 31, 2014 and 2013.
(6)	Consideration represents principal payments on the promissory notes for the fiscal years ended December 31, 2014 and 2013.
(7)	Total consideration represents the sum of interest earned on the promissory notes and principal payments on the promissory notes for the fiscal years ended December 31, 2014 and 2013.
(8)	The principal balance outstanding for Mr. Carpenter was paid in full on January 31, 2014. The principal balance for Messrs. Gumaer and. H. Yellen was paid in full on June 5, 2014 in the amount of $15,656,037 and $14,343,963, respectively, at a discount to the face amount payable. The principal balance for Messrs. Erickson, Friedman, Weitz and B. Yellen was paid in full on July 31, 2014.

Escrow Agreements

On July 31, 2009, Andrew Gumaer and Harvey Yellen, the then members of GAG, LLC, contributed all of their membership interests of GAG, LLC to the Company (the “Contribution”) in exchange for shares of common stock of the Company and subordinated unsecured promissory notes issued in favor of the Messrs. Gumaer and Yellen and the phantom equityholders of GAG, LLC. Concurrently with the Contribution, AAMAC merged with and into AAMAC Merger Sub, Inc., a subsidiary of the Company (together with the Contribution, the “Acquisition”).

In connection with the consummation of the Acquisition, B. Riley Financial, Inc. entered into that certain Escrow Agreement, dated as of July 31, 2009 (the “Acquisition Escrow Agreement”), with AAMAC, GAG, LLC, Andrew Gumaer, as representative of the members and phantom equityholders of GAG, LLC, and Continental Stock Transfer & Trust Company, as escrow agent, to provide a fund (a) to secure the indemnification obligations of GAG, LLC to AAMAC against losses that the Company, as the surviving entity of the Acquisition, may sustain as a result of (i) the inaccuracy or breach of any representation or warranty made by GAG, LLC in the acquisition agreement relating to the Acquisition or any schedule or certificate delivered by GAG, LLC in connection with such agreement and (ii) the non-fulfillment or breach of any covenant or agreement made by GAG, LLC in the such agreement, (b) to offset against any working capital shortfall pursuant to the acquisition agreement relating to the Acquisition or (c) to offset against any inventory amount shortfall. Pursuant to the Acquisition Escrow Agreement, the members and phantom equityholders of GAG, LLC placed in escrow an aggregate of 75,000 shares of the Company’s common stock (the “Escrowed Indemnification Stock”).

On April 30, 2010 and 2011, 3,600 and 5,400 shares of the Escrowed Indemnification Stock, respectively, were released from escrow to the phantom equityholders of GAG, LLC. The remaining 66,000 shares that are currently held in escrow are reserved to offset against any inventory amount shortfall pursuant to the Acquisition Escrow Agreement until the date that all of the specified inventory assets of GAG, LLC are sold. These shares will remain in escrow until such claims are resolved, at which time the remaining Escrowed Indemnification Stock shall be promptly returned to the Messrs. Gumaer and Yellen.

Riley Investment Partners, L.P. Promissory Note

In March 2015, the Company had capital deployed for three retail liquidation engagements. On March 10, 2015, we borrowed $4.5 million from Riley Investment Partners, L.P. (“Payee”) in accordance with the subordinated unsecured promissory note (the “RIP Note”). The borrowings are for short-term working capital needs and capital for other retail liquidation engagements. The principal amount of $4.5 million for the RIP Note accrues interest at the rate of 10% per annum (or 15% in the event of a default under the RIP Note). The Payee is also is entitled to a success fee (the “Success Fee”) of 20% of the net profit, if any, earned by the Company in connection with a designated liquidation transaction. Pursuant to the terms of the RIP Note, under no circumstances shall the Company be obligated to pay to Payee any portion of the combined amount of interest and the Success Fee which exceeds twelve percent (12%) of the $4.5 million principal amount of the RIP Note. The outstanding principal amount, together with the accrued and unpaid interest and the Success Fee, are due and payable by the Company on March 9, 2016. The RIP Note is subordinated in certain respects to our guaranty relating to our existing credit facility with Wells Fargo Bank, National Association and, in the event of certain insolvency proceedings, with respect to such credit facility itself, as well as to any other indebtedness of ours to the extent required by the documents governing the repayment thereof. RIM, a wholly owned subsidiary of the Company, is the general partner of Payee. Bryant Riley, the Chief Executive Officer and Chairman of the Board of the Company, owns or controls approximately 45% of the equity interests of the Payee. In addition, Thomas J. Kelleher, the President of the Company, and one other employee of the Company, own or control de minimis amounts of the equity interests of the Payee. After considering the economic interests of Mr. Riley and Mr. Kelleher in the RIP Note and comparing the terms of the RIP Note to terms that may have been available from unaffiliated third parties, the disinterested members of our Board, including all of the members of the Audit Committee, unanimously approved the issuance of the RIP Note.

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

Director Independence

Our Board has unanimously determined that three (3) of our directors, Messrs. Hart, Hilton and Todaro, a majority of the Board, are “independent” directors as that term is defined by Nasdaq Marketplace Rule 5605(a)(2). In addition, based upon such standards, the Board determined that Messrs. Riley and Gumaer are not “independent” because they are employees of the Company. Further, the Board determined that Mr. Klein, who served as a director until August 2014, was an “independent” director as that term is defined by Nasdaq Marketplace Rule 5605(a)(2) and that Mr. Yellen, who served as a director until August 2014, was not independent because he was an employee of the Company at such time.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees for services provided to us by Marcum LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2013 and 2014:

	Fiscal 2013	Fiscal 2014
Audit Fees (1)	$376,076	$354,844
Audit-Related Fees (2)	5,775	24,383
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$381,851	$379,227

(1)	Audit Fees consist of audit and various attest services performed by Marcum LLP and include the following: (1) fees for fiscal 2013 include (a) reviews of our financial statements for the quarterly periods ended March 31, 2013, June 30, 2013 and September 30, 2013 and (b) the audit of our financial statements for the year ended December 31, 2013 and (2) fees for fiscal 2014 include (a) reviews of our financial statements for the quarterly periods ended March 31, 2014, June 30, 2014 and September 30, 2014 and (b) the audit of our financial statements for the year ended December 31, 2014.

(2)	Audit-Related Fees consists of fees for assurance and related services performed by Marcum LLP that related to the performance of the audit or review of the Company's financial statements other than audit fees.

Audit Committee Pre-Approval Policy

 As a matter of policy, all audit and non-audit services provided by our independent registered public accounting firm are approved in advance by the audit committee of the Company, which considers whether the provision of non-audit services is compatible with maintaining such firm's independence. All services provided by Marcum LLP during fiscal years 2013 and 2014 were pre-approved by the audit committee. The audit committee has considered the role of Marcum LLP in providing services to us for the fiscal year ended December 31, 2014, and has concluded that such services are compatible with their independence as our auditors.

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

Date: April 30, 2015

B. RILEY FINANCIAL, INC.

By:	/s/ PHILLIP J. AHN
Phillip J. Ahn
Chief Financial Officer and Chief Operating Officer