Form 10-Q
period 2015-03-31
B. Riley Financial, Inc.
filed 2015-05-07
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
Or
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

As of May 5, 2015, there were 16,301,940 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

B. Riley Financial, Inc.

Quarterly Report on Form 10-Q

For The Quarter Ended March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

B. RILEY FINANCIAL, INC. (f/k/a GREAT AMERICAN GROUP, INC.) AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,331	$21,600
Restricted cash	25,654	7,657
Securities owned, at fair value	10,614	17,955
Accounts receivable, net	14,815	10,098
Advances against customer contracts	5,762	16,303
Due from related parties	545	—
Goods held for sale or auction	2,022	4,117
Deferred income taxes	4,645	6,420
Prepaid expenses and other current assets	1,200	3,795
Total current assets	75,588	87,945
Property and equipment, net	803	776
Goodwill	34,528	27,557
Other intangible assets, net	5,107	2,799
Deferred income taxes	19,246	19,181
Other assets	629	732
Total assets	$135,901	$138,990
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$13,717	$12,233
Due to related parties	—	213
Auction and liquidation proceeds payable	—	665
Securities sold not yet purchased	956	746
Mandatorily redeemable noncontrolling interests	3,023	2,922
Asset based credit facility	4,474	18,506
Revolving credit facility	1,880	56
Notes payable (including notes payable related party of $4,500 in 2015)	4,500	6,570
Contingent consideration- current portion	1,172	—
Total current liabilities	29,722	41,911
Contingent consideration, net of current portion	1,086	—
Total liabilities	30,808	41,911
Commitments and contingencies
B. Riley Financial, Inc. stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 135,000,000 shares authorized; 16,301,940
and 15,968,607 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	115,255	110,598
Retained earnings (deficit)	(10,209)	(12,891)
Accumulated other comprehensive loss	(727)	(648)
Total B. Riley Financial, Inc. stockholders' equity	104,321	97,061
Noncontrolling interests	772	18
Total equity	105,093	97,079
Total liabilities and equity	$135,901	$138,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. (f/k/a GREAT AMERICAN GROUP, INC.) AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2015	2014

Revenues:
Services and fees	$21,584	$12,385
Sale of goods	4,447	9,268
Total revenues	26,031	21,653
Operating expenses:
Direct cost of services	6,778	6,059
Cost of goods sold	890	9,064
Selling, general and administrative expenses	12,901	7,788
Total operating expenses	20,569	22,911
Operating income (loss)	5,462	(1,258)
Other income (expense):
Interest income	2	2
Interest expense	(253)	(628)
Income before income taxes	5,211	(1,884)
Benefit (provision) for income taxes	(1,775)	814
Net income (loss)	3,436	(1,070)
Net income (loss) attributable to noncontrolling interests	754	264
Net income (loss) attributable to B. Riley Financial, Inc.	$2,682	$(1,334)

Basic income per share	$0.17	$(0.93)
Diluted income per share	$0.17	$(0.93)

Weighted average basic shares outstanding	16,117,422	1,434,107
Weighted average diluted shares outstanding	16,162,304	1,434,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. (f/k/a GREAT AMERICAN GROUP, INC.) AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014

Net income (loss)	$3,436	$(1,070)
Other comprehensive loss:
Change in cumulative translation adjustment	(79)	(24)
Other comprehensive loss, net of tax	(79)	(24)
Total comprehensive income (loss)	3,357	(1,094)
Comprehensive income attributable to noncontrolling interests	754	264
Comprehensive income (loss) attributable to B. Riley Financial, Inc.	$2,603	$(1,358)

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. (f/k/a GREAT AMERICAN GROUP, INC.) AND SUBSIDIARIES

Condensed Consolidated Statements of Equity (Deficit)

(Unaudited)

(Dollars in thousands)

							Accumulated
					Additional	Retained	Other		Total
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Interests	(Deficit)

Balance, January 1, 2014	—	$—	1,500,107	$—	$3,086	$(6,611)	$(638)	$12	$(4,151)
Net loss for the three months ended March 31, 2014						(1,334)		264	(1,070)
Foreign currency translation adjustment							(23)		(23)
Balance, March 31, 2014	—	$—	1,500,107	$—	$3,086	$(7,945)	$(661)	$276	$(5,244)

Balance, January 1, 2015	—	$—	15,968,607	$2	$110,598	$(12,891)	$(648)	$18	$97,079
Net income for the three months ended March 31, 2015						2,682		754	3,436
Issuance of common stock for acquisition of MK Capital, LLC and contigent equity consideration on February 2, 2015			333,333	—	4,657				4,657
Foreign currency translation adjustment							(79)		(79)
Balance, March 31, 2015	—	$—	16,301,940	$2	$115,255	$(10,209)	$(727)	$772	$105,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. (f/k/a GREAT AMERICAN GROUP, INC.) AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$3,436	$(1,070)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	195	131
Provision for credit losses	60	–
Effect of foreign currency on operations	39	(212)
Non-cash interest	29	–
Deferred income taxes	1,710	(815)
Income allocated to mandatorily redeemable noncontrolling interests
and redeemable noncontrolling interests	402	333
Change in operating assets and liabilities:
Accounts receivable and advances against customer contracts	5,772	(415)
Lease finance receivable	–	107
Due from related party	(758)	(177)
Securities owned	7,341	–
Goods held for sale or auction	(1,931)	9,058
Loan receivable	–	1,206
Prepaid expenses and other assets	95	(384)
Accounts payable and accrued expenses	1,407	(2,470)
Securities sold, not yet purchased	210	–
Auction and liquidation proceeds payable	(665)	–
Net cash provided by operating activities	17,342	5,292
Cash flows from investing activities:
Acquisition of MK Capital	(2,500)	–
Purchases of property and equipment	(129)	(36)
Proceeds from sale of property and equipment	4	–
Cash acquired in acquisition of MK Capital, LLC	49	–
(Increase) decrease in restricted cash	(17,997)	245
Net cash (used in) provided by investing activities	(20,573)	209
Cash flows from financing activities:
Repayment of asset based credit facility	(14,032)	(5,710)
Proceeds from (repayment of) revolving line of credit	1,824	(329)
Proceeds from note payable - related party	4,500	–
Repayment of notes payable	–	(925)
Distribution to mandatorily redeemable noncontrolling interests	(301)	(543)
Net cash used in financing activities	(8,009)	(7,507)
Decrease in cash and cash equivalents	(11,240)	(2,006)
Effect of foreign currency on cash	(29)	43
Net decrease in cash and cash equivalents	(11,269)	(1,963)
Cash and cash equivalents, beginning of period	21,600	18,867
Cash and cash equivalents, end of period	$10,331	$16,904
Supplemental disclosures:
Interest paid	$227	$658
Taxes paid	$28	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. (f/k/a GREAT AMERICAN GROUP, INC.) AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

NOTE 1—ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

B. Riley Financial, Inc. (formerly known as Great American Group, Inc.) and its subsidiaries (collectively the “Company”) provide (i) asset disposition, valuation and appraisal and capital advisory services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional services firms throughout the United States, Canada, and Europe and (ii) following the Company’s acquisition of B. Riley & Co. Inc. (“BRC”) on June 18, 2014 and MK Capital Advisors, LLC (“MK Capital”) on February 2, 2015, as more fully described below, corporate finance, research, wealth management, sales and trading services to corporate, institutional and high net worth clients.

In 2014, with the acquisition of BRC, the Company operates in three operating segments: capital market services (“Capital Markets”), auction and liquidation services (“Auction and Liquidation”), and valuation and appraisal services (“Valuation and Appraisal”). In the Capital Markets segment, the Company provides corporate finance, research, sales and trading services to corporate, institutional and high net worth clients.  In addition, with the acquisition of MK Capital in 2015, the Company also provides wealth management services in the Capital Markets segment. In the Auction and Liquidation segment, the Company provides auction and liquidation services to help clients dispose of assets and capital advisory services. Such assets include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property. In the Valuation and Appraisal segment, the Company provides valuation and appraisal services to clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs.

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

Reverse Stock Split

On June 3, 2014, the Company completed a 1 for 20 reverse split of its common stock. The reverse split reduced the Company’s then outstanding shares of 30,002,975 to 1,500,107. Fractional shares from the reverse split were paid in cash based on the closing price of the Company’s common stock on June 2, 2014. The share amounts and earnings per share amounts in the Company’s consolidated financial statement have been adjusted as if the reverse split occurred on January 1, 2014.

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

The Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the investors participating in the Private Placement and selling stockholders of BRC. In accordance with the terms of the Registration Rights Agreement, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission covering the resale of the common stock issued in the Private Placement and acquisition of BRC on September 18, 2014 and the registration statement was declared effective on November 7, 2014.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of B. Riley Financial, Inc. and its wholly-owned and majority-owned subsidiaries. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 30, 2015. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

Revenues in the Capital Markets segment are primarily comprised of (i) fees earned from corporate finance and investment banking services; (ii) revenues from sales and trading activities, and (iii) revenues from wealth management services.

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

Revenues from sales and trading include (i)  commissions resulting from equity securities transactions executed as agent or principal and are recorded on a trade date basis, (ii) related net trading gains and losses from market making activities and from the commitment of capital to facilitate customer orders, (iii) fees paid for equity research and (iv) principal transactions which include realized and unrealized net gains and losses resulting from our principal investments in equity and other securities for the Company’s account.

Revenues from wealth management services consist primarily of investment management fees that are recognized over the period the services are provided. Investment management fees are primarily comprised of fees for investment management services and are generally based on the dollar amount of the assets being managed.

Revenues in the Valuation and Appraisal segment are primarily comprised of fees for valuation and appraisal services. Revenues are recognized upon the delivery of the completed services to the related customers and collection of the fee is reasonably assured. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs which totaled $669 and $679 for the three months ended March 31, 2015 and 2014, respectively.

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

Commission and fees earned on the sale of goods at auction and liquidation sales are recognized when evidence of an arrangement exists, the sales price has been determined, title has passed to the buyer and the buyer has assumed the risks of ownership, and collection is reasonably assured. The commission and fees earned for these services are included in revenues in the accompanying consolidated statements of operations. Under these types of arrangements, revenues also include contractual reimbursable costs which totaled $1,948 and $1,264 for the three months ended March 31, 2015 and 2014, respectively.

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

Revenues from the sale of goods are recorded gross and are recognized in the period in which the sale of goods held for sale or auction are completed, title to the property passes to the purchaser and the Company has fulfilled its obligations with respect to the transaction. These revenues are primarily the result of the Company acquiring title to merchandise with the intent of selling the items at auction or for augmenting liquidation sales. For liquidation contracts where we take title to retail goods, our net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, and other promotional allowances and are recorded net of sales or value added tax.

Fees earned from real estate services and the origination of loans where the Company provides capital advisory services are recognized in the period earned, if the fee is fixed and determinable and collection is reasonably assured.

In the normal course of business, the Company will enter into collaborative arrangements with other merchandise liquidators to collaboratively execute auction and liquidation contracts. The Company’s collaborative arrangements specifically include contractual agreements with other liquidation agents in which the Company and such other liquidation agents actively participate in the performance of the liquidation services and are exposed to the risks and rewards of the liquidation engagement. The Company’s participation in collaborative arrangements including its rights and obligations under each collaborative arrangement can vary. Revenues from collaborative arrangements are recorded net based on the proceeds received from the liquidation engagement. Amounts paid to participants in the collaborative arrangements are reported separately as direct costs of revenues. Revenue from collaborative arrangements in which the Company is not the majority participant is recorded net based on the Company’s share of proceeds received. There were no revenues and direct cost of services subject to collaborative arrangements during the three months ended March 31, 2015 and 2014.

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

Revenue from the sale of goods to one customer from a wholesale and industrial auction engagement represented 15.0% of total revenues during the three months ended March 31, 2014. Revenues in the Valuation and Appraisal segment and the Auction and Liquidation segment are currently primarily generated in the United States.

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

As of March 31, 2015, restricted cash included $25,531 of cash collateral for the letters of credit and amounts collected and payable under the $100,000 asset based credit facility described in Note 7, $52 of cash segregated in a special reserve bank account for the benefit of customers related to our broker dealer subsidiary, and $71 of cash collateral for electronic payment processing in Europe. As of December 31, 2014, restricted cash included $7,532 of cash collateral for the letters of credit and the outstanding loan balance under the $100,000 asset based credit facility described in Note 7, $50 of cash segregated in a special reserve bank account for the benefit of customers related to our broker dealer subsidiary, and $75 of cash collateral for electronic payment processing in Europe.

(i)	Accounts Receivable

Accounts receivable represents amounts due from the Company’s auction and liquidation, valuation and appraisal, and capital markets customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. Bad debt expense and changes in the allowance for doubtful accounts for the three months ended March 31, 2015 and 2014 are included in Note 4.

(j)	Advances Against Customer Contracts

Advances against customer contracts represent advances of contractually reimbursable expenses incurred prior to, and during the term of the auction and liquidation services contract. These advances are charged to expense in the period that revenue is recognized under the contract.

(k)	Goods Held for Sale or Auction

Goods held for sale or auction are stated at the lower of cost, determined by the specific-identification method, or market.

(l)	Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation and amortization expense was $103 and $92 for the three months ended March 31, 2015 and 2014, respectively.

(m)	Securities Owned and Securities Sold Not Yet Purchased

Securities owned consist of marketable securities recorded at fair value.  Securities sold, but not yet purchased represents obligations of the Company to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing prices.  Changes in the value of these securities are reflected currently in the results of operations.

As of March 31, 2015 and December 31, 2014, the Company’s securities owned and securities sold not yet purchased at fair value consisted of the following securities:

	March 31,	December 31,
	2015	2014
Securities owned
Common stocks	$9,449	$16,667
Options	490	-
Corporate bonds	575	1,188
Partnership interests	100	100
	$10,614	$17,955

Securities sold not yet purchased
Corporate bonds	$956	$746

(n)	Fair Value Measurements

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. The Company also records mandatorily redeemable noncontrolling interests that were issued after November 5, 2003 at fair value with fair value determined in accordance with the Accounting Standards Codification (“ASC”). The table below presents information about the Company’s securities owned, mandatorily redeemable noncontrolling interests and securities sold not yet purchased that are measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 which are categorized using the three levels of fair value hierarchy. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.

	Financial Assets Measured at Fair Value on a
	Recurring Basis at March 31, 2015, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	March 31,	identical assets	inputs	inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities owned
Common stocks	$9,449	$9,422	$-	$27
Options	490	490	-	-
Corporate bonds	575	-	575	-
Partnership interests	100	-	100	-
Total assets measured at fair value	$10,614	$9,912	$675	$27

Liabilities:
Securities sold not yet purchased
Corporate bonds	$956	$-	$956	$-
Contingent consideration	2,258	-	-	2,258
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	2,347	-	-	2,347
Total liabilities measured at fair value	$5,561	$-	$956	$4,605

	Financial Assets Measured at Fair Value on a
	Recurring Basis at December 31, 2014, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities owned
Common stocks	$16,667	$16,348	$-	$319
Corporate bonds	1,188	-	1,188	-
Partnership interests	100	-	100	-
Total assets measured at fair value	$17,955	$16,348	$1,288	$319

Liabilities:
Securities sold not yet purchased
Corporate bonds	$746	$-	$746	$-
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,285	$-	$-	$2,285
Total liabilities measured at fair value	$3,031	$-	$746	$2,285

The Company determined the fair value of mandatorily redeemable noncontrolling interests described above based on the issuance of similar interests for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports and internal valuation models. The changes in Level 3 fair value hierarchy during the three months ended March 31, 2015 and 2014 is as follows:

	Level 3	Level 3 Changes During the Period				Level 3
	Balance at	Fair	Relating to	Purchases,	Transfer in	Balance at
	Beginning of	Value	Undistributed	Sales and	and/or out	End of
	Period	Adjustments	Earnings	Settlements	of Level 3	Period
Three Months Ended March 31, 2015
Common stocks	$319	$-	$-	$(292)	$-	$27
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,285	$-	$62	$-	$-	$2,347
Contingent consideration(1)	$-	$2,258	$-	$-	$-	$2,258

Three Months Ended March 31, 2014
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,273	$-	$(123)	$-	$-	$2,150

(1) Fair value adjustment of $2,258 including initial value of contingent consideration of $2,229 and an adjust for imputed interest of $29 for the three months ended March 31, 2015.

The amount reported in the table above for the three months ended March 31, 2015 and 2014 includes the amount of undistributed earnings attributable to the mandatorily redeemable noncontrolling interests that is distributed on a quarterly basis.

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

(o)	Derivative Instruments and Hedging Activity

The Company’s use of derivatives consists of a forward exchange contract agreement in the amount of $6,000 Canadian dollars.  The forward exchange contract is required to be settled anytime between May 1, 2015 and June 30, 2015.  The net gains and losses from the foreign exchange contract is reported as a component of selling, general and administrative expenses in the condensed consolidated financial statements. During the three months ended March 31, 2015, the net gain from the foreign exchange contract was $14.

(p)	Foreign Currency Translation

The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country's currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using year-end exchange rates. Equity accounts of foreign subsidiaries are translated at the historical rate. The effects of foreign currency translation adjustments are included in stockholders' equity as a component of accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. Transaction losses were $108 and $39 during the three months ended March 31, 2015 and 2014, respectively. These amounts are included in selling, general and administrative expenses in our condensed consolidated statements of operations.

(q)	Supplemental Cash Flows Disclosure

During the three months ended March 31, 2015, supplemental non-cash activity included a decrease in goods held for sale or auction of $4,026, a decrease in prepaid expenses of $2,531, and a decrease of note payable of $6,570 related to the bankruptcy filing of Great American Group Energy and Equipment, LLC (“GAGEE”), a wholly-owned special purpose subsidiary of the Company, in the first quarter of 2015 as more fully described in Note 8.

(r)	Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements in 2014 to conform to the current year presentation. In 2014, $196 of costs were reclassified from selling, general and administrative costs to direct costs in the valuation and appraisal segment.

(s)	Recent Accounting Pronouncements

In February 2015, the FASB issued guidance which makes targeted amendments to current consolidation guidance. Among other things, the standard changes the manner in which we would assesses one of the characteristics of variable interest entities (VIEs) and introduces a separate analyses specific to limited partnerships and similar entities for assessing if the equity holders at risk lack decision making. Limited partnerships and similar entities will be a VIE unless the limited partners hold substantive kick-out rights or participating rights. A right to liquidate an entity is akin to a kick-out right. Guidance for limited partnerships under the voting model has been eliminated. A limited partner and similar partners with a controlling financial interest obtained through substantive kick out rights would consolidate a limited partnership or similar entity. The guidance is effective for our annual and interim periods beginning in 2016. Early adoption is allowed. We have not yet determined the impact that the new guidance will have on our results of operations and financial position and have not yet determined if we will early adopt the standard.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption permitted for financial statements that have not been previously issued. The adoption of this statement will impact future presentation and disclosures of the financial statements.

NOTE 3— ACQUISITIONS

Acquisition of MK Capital

On January 2, 2015 the Company entered into a purchase agreement to acquire all of the equity interests of MK Capital, a wealth management business with operations primarily in New York. The terms of the purchase agreement required the sellers to meet certain pre-closing conditions. On February 2, 2015, the closing conditions were satisfied and the Company completed the purchase of MK Capital for a total purchase price of $9,386. The purchase price is comprised of a cash payment in the amount of $2,500 and 333,333 newly issued shares of the Company’s common stock at closing which were valued at $2,687 for accounting purposes determined based on the closing market price of the Company’s shares of common stock on the acquisition date on February 2, 2015, less a 19.4% discount for lack of marketability as the shares issued are subject to certain restrictions that limit their trade or transfer. The purchase agreement also requires the payment of contingent consideration in the form of future cash payments with a fair value of $2,229 and the issuance of common stock with a fair value of $1,970. The contingent cash consideration of $2,229 has been recorded based on the payment of the contingent cash consideration of $1,250 on the first anniversary date of the closing (February 2, 2016) and a final cash payment of $1,250 on the second anniversary date of the closing (February 2, 2017) to the former members of MK Capital discounted at 8.0% per annum (initial discount of $271). In accordance with ASC 805, “Business Combination”, the contingent consideration liability has been classified as a liability on the acquisition date. Imputed interest expense totaled $29 for the three months ended March 31, 2015. The balance of the contingent consideration liability was $2,258 at March 31, 2015 (discount of $242 at March 31, 2015) and has been recorded as contingent consideration liability – current portion in the amount of $1,172 and contingent consideration liability, net of current portion in the amount of $1,086 in the condensed consolidated balance sheet.–The fair value of the contingent stock consideration in the amount of $1,970 has been classified as equity in accordance with ASC 805, “Business Combinations”, and is comprised the issuance of 166,667 shares of common stock on the first anniversary date of the closing (February 2, 2016) and 166,666 shares of common stock on the second anniversary date of the closing (February 2, 2017). The contingent cash and stock consideration is payable on the first and second anniversary dates of the closing provided that MK Capital generates a minimum amount of gross revenues as defined in the purchase agreement for the twelve months following the first and second anniversary dates of the closing. The acquisition of MK Capital allows the Company to expand into the wealth management business.

In connection with the issuance of common stock to the members of MK Capital, the Company entered into a registration rights agreement which allows the selling members of MK Capital to register their shares upon the Company filing a prospectus or registration statement at any time subsequent to the acquisition of MK Capital.

The preliminary purchase price allocation was as follows:

Tangible assets acquired and assumed:
Cash and cash equivalents	$49
Accounts receivable	8
Prepaid expenses and other assets	30
Property and equipment	15
Accounts payable and accrued liabilities	(87)
Customer relationships	2,400
Goodwill	6,971

Total	$9,386

The amount of revenue and earnings attributable to MK Capital in the Company’s condensed consolidated statement of operations during the three months ended March 31, 2015 were as follows:

Period from
February 2, 2015
through
March 31, 2015

Revenues	$292
Income before income taxes	38

The pro forma financial information for the three months ended March 31, 2015 and 2014 as if the MK Capital acquisition had occurred on January 1, 2014 is in management’s opinion immaterial to the pro forma financial information amounts reported below.

2014 Acquisition of B. Riley and Co. Inc.

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

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and BRC as well as the related impact of the new employment agreements with Bryant Riley, Andrew Gumaer and Harvey Yellen that became effective upon the acquisition of BRC on a pro forma basis, as though they had occurred as of January 1, 2014. The pro forma financial information presented includes the effects of adjustments related to the amortization charges from the acquired intangible assets and the elimination of certain activities excluded from the transaction. The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results .

Pro Forma Unaudited
Three Months Ended
March 31, 2014

Revenues	$29,045
Net loss attributable to B. Riley Financial, Inc.	$(503)

Basic loss per share	$(0.09)
Diluted loss per share	$(0.09)
Weighted average basic shares outstanding	5,613,307
Weighted average diluted shares outstanding	5,613,307

NOTE 4— ACCOUNTS RECEIVABLE

The components of accounts receivable, net, include the following:

	March 31,	December 31,
	2015	2014

Accounts receivable	$12,629	$7,797
Investment banking fees, commissions and other receivables	734	1,608
Unbilled receivables	2,240	1,421
Total accounts receivable	15,603	10,826
Allowance for doubtful accounts	(788)	(728)
Accounts receivable, net	$14,815	$10,098

Additions and changes to the allowance for doubtful accounts consist of the following:

	Three Months Ended
	March 31,
	2015	2014

Balance, beginning of period	$728	$275
Add: Additions to reserve	60	-
Less: Write-offs	-	-
Less: Recoveries	-	-
Balance, end of period	$788	$275

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

NOTE 5— GOODS HELD FOR SALE OR AUCTION

	March 31,	December 31,
	2015	2014

Machinery and equipment	$375	$4,026
Retail goods	1,557	-
Aircraft parts and other	90	91
Total	$2,022	$4,117

Goods held for sale or auction includes machinery and equipment, retail goods and aircraft parts. At March 31, 2015, machinery and equipment consisted of machinery and equipment purchased for a wholesale and industrial auction in the amount of $375. At December 31, 2014, machinery and equipment consisted of five oils rigs with a carrying value of $4,026 which includes a lower-of-cost or market adjustment of $1,782 for one of the oil rigs. At March 31, 2015, retail goods represented inventory purchased as part of the liquidation engagement for the 121 retail locations previously operated by Schoenenreus, a retailer of men’s, women’s and children’s shoes, clothing and accessories in the Netherlands. The retail goods were all sold in April 2015 upon the completion of the liquidation engagement. Aircraft parts and other is primarily comprised of aircraft parts with a carrying value of $90 and $91 which includes a lower of cost or market adjustment of $1,297 as of the end of each of the periods ended March 31, 2015 and December 31, 2014.

The machinery and equipment with a carrying value of $4,026 as of December 31, 2014 served as collateral for the related note payable, which had an outstanding principal amount of $6,570 as of December 31, 2014. The machinery and equipment is owned by GAGEE, a wholly-owned special purpose subsidiary of the Company, which filed for bankruptcy in the first quarter of 2015 as more fully described in Note 8. As a result of the bankruptcy filing, the asset and liabilities of GAGEE including the machinery and equipment of $4,026 at December 31, 2014, is no longer consolidated in the Company’s consolidated financial statements.

NOTE 6— GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $27,557 at December 31, 2014 is comprised of $1,975 in the Auction and Liquidation segment, $3,713 of goodwill in the Valuation and Appraisal segment and $21,869 in the Capital Markets segment. On February 2, 2015, goodwill increased by $6,971 from the Company’s purchase of MK Capital. The increase in goodwill represents the excess of the purchase price over the fair value of assets acquired and was recorded in the Capital Markets segment based on the preliminary purchase price allocation. The acquisition of MK Capital allows the Company to expand into the wealth management business.

Other intangible assets increased from $2,799 at December 31, 2014 to $5,107 at March 31, 2015 from the acquisition of MK Capital. Other intangible assets includes $1,600 for the tradename of B. Riley and $1,200 for customer relationships in connection with the acquisition of BRC on June 18, 2014 and $2,400 for customer relationships related to the acquisition of MK Capital on February 2, 2015. The customer relationships are being amortized over their estimated useful lives of 4 to 13 years and the tradename is not being amortized since it has an indefinite life. Amortization expense was $92 for the three months ended March 31, 2015.

NOTE 7— CREDIT FACILITIES

Credit facilities consist of the following arrangements:

(a)	$100,000 Asset Based Credit Facility

On July 15, 2013, the Company entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo Bank”) that amended and restated that certain First Amended and Restated Credit Agreement dated as of December 31, 2010. The maximum revolving loan amount under the asset based credit facility remains at $100,000, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect), and the maturity date has been extended from July 16, 2013 to July 15, 2018. The asset based credit facility can be used for borrowings and letter of credit obligations up to the aggregate amount of $100,000, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect). The interest rate for each revolving credit advance under the Credit Agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% (2.92% at March 31, 2015) depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The restated Credit Agreement removed the Company’s United Kingdom subsidiary as a party to such agreement and the concept of borrowings thereunder for certain transactions in the United Kingdom. On March 19, 2014, the Company entered into a separate credit agreement (a “UK Credit Agreement”) with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom. The facility allows the Company to borrow up to 50 million British Pounds. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $100,000 credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The credit facility also provides for success fees in the amount of 5% to 20% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. On July 15, 2014, the Company entered into a further amendment to the Credit Agreement whereby Wells Fargo Bank consented to the reverse stock split, Private Placement, repayment of long-term debt as more fully described in Note 8, and the acquisition of BRC. Interest expense totaled $146 (including amortization of deferred loan fees of $23) and $149 (including success fees of $100 and amortization of deferred loan fees of $23) for the three months ended March 31, 2015 and 2014, respectively. The outstanding balance under this credit facility was $4,474 and $18,506 at March 31, 2015 and December 31, 2014, respectively.

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

On May 17, 2011, GAAV entered into a Loan and Security Agreement (Accounts Receivable Line of Credit) (the “Line of Credit”) with BFI Business Finance (“BFI”). The Line of Credit is collateralized by the accounts receivable of GAAV and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Line of Credit, with maximum borrowings not to exceed $2,000. The interest rate under the Line of Credit is the prime rate plus 2% (6% at March 31, 2015), payable monthly in arrears. The Line of Credit was amended effective February 3, 2012 and the maximum borrowings allowed was increased from $2,000 to $3,000. The maturity date of the Line of Credit is February 3, 2016 and the maturity date may be extended for successive periods equal to one year, unless GAAV gives BFI written notice of its intent to terminate the Line of Credit at least thirty days prior to the maturity date of the Line of Credit. BFI has the right to terminate the Line of Credit at its sole discretion upon giving sixty days’ prior written notice to GAAV. In connection with the Line of Credit, GAG, LLC entered into a limited continuing guaranty of GAAV’s obligations under the Line of Credit. At March 31, 2015, there was $3,932 of accounts receivable as collateral for the Line of Credit and the total borrowings outstanding was $1,880 and $1,120 was available and unused. Interest expense totaled $50 and $9 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 8— NOTES PAYABLE

Notes-payable debt consists of the following arrangements:

	March 31,	December 31,
	2015	2014

Note payable collateralizeed by machinery and equipment	$-	$6,570
$4,500 notes payable to related party - Riley Investment Partners, L.P.	4,500	-
Total notes payable, current portion	$4,500	$6,570

(a) Note Payable Collateralized by Machinery and Equipment

On May 29, 2008, GAGEE entered into a credit agreement with Garrison Special Opportunities Fund LP, Gage Investment Group LLC (collectively, the “Lenders”) to finance the purchase of certain machinery and equipment to be sold at auction or liquidation. The principal amount of the loan was $12,000 and borrowings bore interest at a rate of 20% per annum. The loan is collateralized by the machinery and equipment which were purchased with the proceeds from the loan as more fully described in Note 5. GAGEE was required to make principal and interest payments from proceeds from the sale of the machinery and equipment. GAGEE is a special purpose entity created to purchase the machinery and equipment, whose assets consist only of the machinery and equipment in question and whose liabilities are limited to the Lenders’ note and certain operational expenses related to this transaction. GAG, LLC guaranteed GAGEE’s liabilities to the Lenders up to a maximum of $1,200. The original maturity date of the loan was May 29, 2009; however, GAGEE exercised its right to extend the maturity date for 120 days until September 26, 2009. On September 26, 2009, the note payable became due and payable.

On October 8, 2009, GAGEE and GAG, LLC entered into a Forbearance Agreement effective as of September 27, 2009 (the “Forbearance Agreement”) with the Lenders and Garrison Loan Agency Services LLC (the “Administrative Agent”), relating to the credit agreement, by and among GAGEE, as borrower, GAG, LLC, as guarantor, the Lenders and the Administrative Agent. Pursuant to the terms of the Forbearance Agreement, the Lenders agreed to forbear from exercising any of the remedies available to them under the credit agreement and the related security agreement unless a forbearance default occurs, as specified in the Forbearance Agreement. Pursuant to the Forbearance Agreement, and further amendments to the credit agreement for which the most recent amendment which was effective December 31, 2013 the maturity date of the note payable was extended to June 30, 2015 and the interest rate remained at 0% through maturity. GAGEE has no assets other than those collateralizing the loan which is comprised of prepaid and other current assets of $2,531 and machinery and equipment with a carrying value of $4,026 that is included in goods held for sale or auction in the accompanying balance sheet at December 31, 2014. GAG, LLC has satisfied its obligation to pay the $1,200 guarantee and the credit agreement does not provide for other recourse against GAG, LLC. At December 31, 2014, the note payable balance was $6,570. On January 11, 2015, GAGEE filed for voluntary bankruptcy protection as more fully discussed below.

On January 11, 2015, GAGEE filed a voluntary petition with the United States Bankruptcy Court for the Northern District of Texas for relief under Chapter 7 of Title 11 of the United States Code (as amended, the "Bankruptcy Code"). At December 31, 2014, GAGEE had total assets of $6,557 and total liabilities of $6,570. Total assets included $2,531 of other receivables included in prepaid and other current assets and $4,026 of goods held for sale which was comprised of five oil rigs (see Note 5). Total liabilities include the $6,570 of notes payable discussed above that is collateralized by the assets of GAGEE.  Under Chapter 7 of the Bankruptcy Code the assets of GAGEE will be liquidated and the resulting cash proceeds will be used by the bankruptcy trustee to pay creditors.  As a result of the bankruptcy filing on January 11, 2015, the assets and liabilities of GAGEE described above are no longer be consolidated in the Company's consolidated financial statements for periods subsequent to the bankruptcy filing.   The loss on deconsolidation of GAGEE was $13 in the three months ended March 31, 2015. At the present time, management does not expect the bankruptcy of GAGEE to have a material impact on the consolidated financial position of the Company.

(b) $4,500 Note Payable to Related Party – Riley Investment Partners, L.P.

In March 2015, the Company had capital deployed for three retail liquidation engagements. On March 10, 2015, the Company borrowed $4,500 from Riley Investment Partners, L.P. (“Payee”) in accordance with the subordinated unsecured promissory note (the “RIP Note”). The principal amount of $4,500 for the RIP Note accrues interest at the rate of 10% per annum (or 15% in the event of a default under the RIP Note). The borrowings are for short-term working capital needs and capital for other retail liquidation engagements. The Payee is also is entitled to a success fee (the “Success Fee”) of 20% of the net profit, if any, earned by the Company in connection with a designated liquidation transaction. Pursuant to the terms of the RIP Note, under no circumstances shall the Company be obligated to pay to Payee any portion of the combined amount of interest and the Success Fee which exceeds twelve percent (12%) of the $4,500 principal amount of the RIP Note. The outstanding principal amount, together with the accrued and unpaid interest and the Success Fee, are due and payable by the Company on March 9, 2016. The RIP Note is subordinated in certain respects to the Company’s guaranty relating to its existing credit facility with Wells Fargo Bank, National Association and, in the event of certain insolvency proceedings, with respect to such credit facility itself, as well as to any other indebtedness of the Company to the extent required by the documents governing the repayment thereof. Interest expense on the RIP Note totaled $26 for the three months ended March 31, 2015. The RIP Note was repaid on May 4, 2015.

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

(c) $60,000 Note Payable

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

Interest expense was $467 for the three months ended March 31, 2014.

NOTE 9— INCOME TAXES

The Company’s effective income tax rate was 34.1% for the three months ended March 31, 2015 and the effective benefit rate was (43.2)% for the three months ended March 31, 2014. The effective income tax rate for the three months ended March 31, 2015 is lower than the statutory federal and state income tax rate due to the tax differential on net income attributable to noncontrolling interests during the three months ended March 31, 2015.

As of March 31, 2015, the Company had federal net operating loss carryforwards of approximately $19,464, state net operating loss carryforwards of approximately $19,678, and foreign tax credit carryforwards of $342. The Company’s federal net operating loss carryforwards will expire in the tax year ending December 31, 2030, the state net operating loss carryforwards will expire in 2032, and the foreign tax credit carryforwards will expire in 2022.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. As a result of the common stock offering that was completed on June 5, 2014, the Company had a more than 50% ownership shift in accordance with Internal Revenue Code Section 382. Accordingly, the Company may be limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of March 31, 2015, the Company believes that the net operating loss that existed as of the more than 50% ownership shift will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance.

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

NOTE 10— EARNINGS PER SHARE

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Basic common shares outstanding exclude 66,000 common shares that are held in escrow and subject to forfeiture that were issued to the former Great American members upon the final settlement of claims for goods held for sale in connection with the Acquisition. Dilutive common shares outstanding includes contingently issuable shares that are currently in escrow and subject to release if the conditions for the final settlement of claims for goods held for sale in connection with the Acquisition was satisfied at the end of the respective periods. Weighted average diluted shares outstanding during the three months ended March 31, 2014 exclude 4,778 shares from the computation of net loss per diluted share because the impact would have been anti-dilutive.

Basic and diluted earnings (loss) per share was calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2015	2014

Net income (loss) attributable to B. Riley Financial, Inc.	$2,682	$(1,334)

Weighted average shares outstanding:
Basic	16,117,422	1,434,107
Effect of dilutive potential common shares:
Restricted stock units and non-vested shares	-	-
Contingently issuable shares	44,882	-
Diluted	16,162,304	1,434,107

Basic income (loss) per share	$0.17	$(0.93)
Diluted income (loss) per share	$0.17	$(0.93)

NOTE 11— COMMITMENTS AND CONTINGENCIES

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

In April 2015, the Company formed GACP I, L.P. (“GACP”), a direct lending fund that will focus on providing asset-based debt loans to middle market companies. One of the Company’s wholly-owned subsidiaries is the general partner in GACP. In connection with the formation of GACP, the Company has committed to invest $5,000 in exchange for an ownership interest of 5% of GACP.

NOTE 12— RELATED PARTY TRANSACTIONS

At March 31, 2015, amounts due from related party of $545 represents amounts due from CA Global Partners, LLC (“CA Global”). As December 31, 2014, amounts due to related party of $213 represents amounts due to CA Global. CA Global is one of the members of Great American Global Partners, LLC (“GA Global Ptrs”) which started operations in the first quarter of 2013. The amount receivable at March 31, 2015 is comprised of expenses paid by the Company and amounts advanced to CA Global and amounts payable at December 31, 2014 is comprised of expenses that were paid on behalf of the Company by CA Global in connection with certain auctions of wholesale and industrial machinery and equipment that they were managed on behalf of GA Global Ptrs.

NOTE 13— BUSINESS SEGMENTS

The Company’s operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally. The Company has several operating subsidiaries through which it delivers specific services. The Company provides auction, liquidation, capital advisory, financing, real estate, and other services to stressed or distressed companies in a variety of diverse industries that have included apparel, furniture, jewelry, real estate, and industrial machinery. The Company also provides appraisal and valuation services for retail and manufacturing companies. As a result of the acquisition of BRC, the Company provides corporate finance, research, sales and trading services to corporate, institutional and high net worth clients.  In addition, with the acquisition of MK Capital in 2015, the Company also provides wealth management services in the Capital Markets segment.

The Company’s business in 2014 prior to the acquisition of BRC on June 18, 2014, was previously classified by management into the Auction and Liquidation segment and Valuation and Appraisal segment. Upon closing the acquisition of BRC on June 18, 2014, the Company’s business is classified into the Auction and Liquidation segment, Valuation and Appraisal segment, and Capital Markets segment. These reportable segments are all distinct businesses, each with a different marketing strategy and management structure.

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended
	March 31,
	2015	2014
Auction and Liquidation reportable segment:
Revenues - Services and fees	$5,122	$5,145
Revenues - Sale of goods	4,447	9,268
Total revenues	9,569	14,413
Direct cost of services	(3,583)	(2,705)
Cost of goods sold	(890)	(9,064)
Selling, general, and administrative expenses	(1,965)	(2,740)
Depreciation and amortization	(9)	(42)
Segment income (loss)	3,122	(138)
Valuation and Appraisal reportable segment:
Revenues - Services and fees	7,254	7,240
Direct cost of services	(3,195)	(3,354)
Selling, general, and administrative expenses	(2,188)	(2,575)
Depreciation and amortization	(34)	(38)
Segment income	1,837	1,273
Capital markets reportable segment:
Revenues - Services and fees	9,208	-
Selling, general, and administrative expenses	(6,495)	-
Depreciation and amortization	(107)	-
Segment income	2,606	-
Consolidated operating income from reportable segments	7,565	1,135
Corporate and other expenses	(2,104)	(2,393)
Interest income	2	2
Interest expense	(252)	(628)

Income (loss) before income taxes	5,211	(1,884)
(Provision) benefit for income taxes	(1,775)	814

Net income (loss)	3,436	(1,070)
Net income attributable to noncontrolling interests	754	264

Net income (loss) attributable to B. Riley Financial, Inc.	$2,682	$(1,334)

Capital expenditures:
Auction and Liquidation segment	$-	$36
Valuation and Appraisal segment	7	-
Capital Markets segment	108
Corporate and Other	14	-
Total	$129	$36

	As of	As of
	March 31,	December 31,
	2015	2014
Total assets:
Auction and Liquidation segment	$39,899	$41,360
Valuation and Appraisal segment	11,854	9,527
Capital markets segment	55,612	48,878
Corporate and other	28,536	39,225
Total	$135,901	$138,990

NOTE 14— NET CAPITAL REQUIREMENTS

B. Riley & Co., LLC, a subsidiary of the Company, is a registered broker-dealer and, accordingly, is subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires B. Riley & Co., LLC to maintain minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1.  As of March 31, 2015, B. Riley & Co., LLC had net capital of $5,640 (an excess of $5,291).  B. Riley & Co., LLC’s net capital ratio for March 31, 2015 was 0.79 to 1.

NOTE 15— SUBSEQUENT EVENT

On May 4, 2015, the Company’s Board of Directors approved a dividend of $0.06 per share, which will be paid on or about June 12, 2015 to stockholders of records on May 22, 2015.

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

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: volatility in our revenues and results of operations; changing conditions in the financial markets; our ability to generate sufficient revenues to achieve and maintain profitability; the short term nature of our engagements; the accuracy of our estimates and valuations of inventory or assets in “guarantee” based engagements; competition in the asset management business, potential losses related to our auction or liquidation engagements; our dependence on communications, information and other systems and third parties; potential losses related to purchase transactions in our auction and liquidations business; the potential loss of financial institution clients; potential losses from or illiquidity of our proprietary investments; changing economic and market conditions; potential liability and harm to our reputation if we were to provide an inaccurate appraisal or valuation; potential mark-downs in inventory in connection with purchase transactions; failure to successfully compete in any of our segments; loss of key personnel; our ability to borrow under our credit facilities as necessary; failure to comply with the terms of our credit agreements; and our ability to meet future capital requirements.

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

Our capital markets services segment provides a full array of investment banking, corporate finance, research, wealth management, sales and trading services to corporate, institutional and high net worth clients.  Our corporate finance and investment banking services include merger and acquisitions advisory to public and private companies, initial and secondary public offerings, and institutional private placements. We also provide financial advisory services rendered in connection with client mergers, acquisitions, restructurings, recapitalizations and other strategic transactions as well as market making services to public companies. In addition, we trade equity securities as a principal for the Company’s account.

Our auction and liquidation solutions segment utilizes our significant industry experience, network of highly skilled employees and scalable network of independent contractors and industry-specific advisors to tailor our services to the specific needs of a multitude of clients, logistical challenges and distressed circumstances. We have established appraisal and valuation methodologies and practices in a broad array of asset categories which have made us a recognized industry leader. Furthermore, our scale and pool of resources allow us to offer our services on a nationwide basis. Since 1995, we have participated in liquidations involving over $25 billion in aggregate asset value and auctioned assets with an estimated aggregate value of over $6 billion.

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

Historically, revenues from our auction and liquidation segment vary significantly from quarter to quarter and have a significant impact on our operating results from period to period. These revenues have historically comprised a significant amount of our total revenues and operating profits. In addition, revenues from investment banking transactions in our capital markets segment will vary from quarter to quarter in the future and have comprised a significant amount of our total revenues and operating profits. During the three months ended March 31, 2015 and year ended December 31, 2014, revenues from our auction and liquidation segment were 36.8% and 35.0% of total revenues. Our profitability in each reporting period is impacted by the number and size of retail liquidation engagements we perform on a quarterly or annual basis.

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

On January 2, 2015, we entered into a purchase agreement to acquire all of the membership interests of MK Capital, Advisors, LLC (“MK Capital”) a wealth management business with operations primarily in New York. The terms of the purchase agreement required the seller to meet certain pre-closing conditions. On February 2, 2015, the closing conditions were satisfied and we completed the purchase of MK Capital for a total purchase price of $9.4 million. Upon closing, we paid the members of MK Capital $2.5 million in cash and issued 333,333 shares of our common stock to such members, which were valued at $2.7 million for accounting purposes determined based on the closing market price of the Company’s shares of common stock on the acquisition date on February 2, 2015, less a 19.4% discount for lack of marketability as the shares issued are subject to certain restrictions that limit their trade or transfer. The purchase agreement also requires the payment of contingent consideration in the form of future cash payments with a fair value of $2.2 million and the issuance of common stock with a fair value of $2.0 million. The contingent cash consideration has been recorded as a note payable to the former members of MK Capital, as more fully described in Note 8. The fair value of the contingent stock consideration in the amount of $2.0 million has been classified as equity in accordance with ASC 805, “Business Combinations”, and is comprised the issuance of 166,667 shares of common stock on the first anniversary date of the closing (February 2, 2016) and 166,666 shares of common stock on the second anniversary date of the closing (February 2, 2017). The contingent cash and stock consideration is payable on the first and second anniversary dates of the closing provided that MK Capital generates a minimum amount of gross revenues as defined in the purchase agreement for the twelve months following the first and second anniversary dates of the closing. The acquisition of MK Capital allows the Company to expand into the wealth management business.

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

In February 2015, we were engaged to participate in a joint venture involving the liquidation of inventory for the going-out-of-business sale of 133 Target stores located in Canada. The joint venture provided Target Canada with a minimum guarantee of amounts to be realized from the liquidation of inventory. In connection with our portion of the guarantee, we provided a letter of credit to Target Canada in the amount of $14.0 million in February 2015. The liquidation sale of inventory was completed in April 2015 and the letter of credit was returned to us.

In March 2015, we purchased inventory and intellectual property of Schoenenreus from a bankruptcy trustee in the Netherlands for $3.2 million. Schoenenreus is a retailer of men’s, women’s and children’s shoes, clothing and accessories and operates 121 retail locations throughout the Netherlands. We started the going-out-of-business sale of all of Schoenenreus’s inventory in March 2015 and completed the sale of all of the inventory in April 2015.

In March 2015, we were engaged to liquidate the inventory for the going-out-of-business sale of 153 CACHE retail stores located throughout the United States, Puerto Rico and Virgin Islands. We provided a minimum guarantee of amounts to be realized from the liquidation of inventory. We also acquired CACHE’s intellectual property and lease designation rights for all retail locations which we expect to market to strategic buyers and monetize these assets. The liquidation sale of inventory was completed in April 2015.

In March 2015, the Company had capital deployed for three retail liquidation engagements. On March 10, 2015, we borrowed $4.5 million from Riley Investment Partners, L.P. (“RIP”) in accordance with the subordinated unsecured promissory note (the “RIP Note”). The borrowings are for short-term working capital needs and capital for other retail liquidation engagements. The principal amount of $4.5 million for the RIP Note accrues interest at the rate of 10% per annum (or 15% in the event of a default under the RIP Note). The RIP is also is entitled to a success fee (the “Success Fee”) of 20% of the net profit, if any, earned by the Company in connection with a designated liquidation transaction. Pursuant to the terms of the RIP Note, under no circumstances shall the Company be obligated to pay to RIP any portion of the combined amount of interest and the Success Fee which exceeds twelve percent (12%) of the $4.5 million principal amount of the RIP Note. The outstanding principal amount, together with the accrued and unpaid interest and the Success Fee, are due and payable by us on March 9, 2016. The RIP Note is subordinated in certain respects to our guaranty relating to our existing credit facility with Wells Fargo Bank, National Association and, in the event of certain insolvency proceedings, with respect to such credit facility itself, as well as to any other indebtedness of ours to the extent required by the documents governing the repayment thereof. Riley Investment Management LLC, a wholly owned subsidiary of the Company, is the general partner of RIP. Bryant Riley, the Chief Executive Officer and Chairman of the Board of Directors of the Company, owns or controls approximately 45% of the equity interests of the RIP. In addition, Thomas Kelleher, the President of the Company, and one other employee of the Company, own or control de minimis amounts of the equity interests of the RIP. After considering the economic interests of Mr. Riley and Mr. Kelleher in the RIP Note and comparing the terms of the RIP Note to terms that may have been available from unaffiliated third parties, the disinterested members of our Board of Directors unanimously approved the issuance of the RIP Note. The RIP Note was repaid on May 4, 2015 in accordance with its terms.

In April 2015, the Company formed GACP I, L.P. (“GACP”), a direct lending fund that will focus on providing asset-based debt loans to middle market companies. One of the Company’s wholly-owned subsidiaries is the general partner in GACP. In connection with the formation of GACP, the Company has committed to invest $5.0 million in exchange for an ownership interest of 5% of GACP.

Revenues from the operations of BRC and MK Capital are reflected in the capital markets segment and totaled $9.2 million for the three months ended March 31, 2015 and $19.4 million for the period from June 18, 2014 to December 31, 2014. Capital markets segment revenues from the for the three months ended March 31, 2015 include revenues from investment banking fees of $6.2 million, commissions and other income primarily earned from research, wealth management and sales and trading of $3.4 million, and trading losses of $0.4 million. Capital markets segment revenues for the period June 18, 2018 to December 31, 2014 include revenues from investment banking fees of $10.3 million, commissions and other income primarily earned from research, sales and trading of $7.8 million, and trading income of $1.3 million.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, valuation of securities, reserves for accounts receivable and slow moving goods held for sale or auction, the carrying value of goodwill and other intangible assets, the fair value of mandatorily redeemable noncontrolling interests and accounting for income tax valuation allowances can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended March 31, 2015.

Results of Operations

The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Condensed Consolidated Statements of Operations

(Dollars in thousands)

	Three Months		Three Months
	March 31, 2015		March 31, 2014
	Amount	%	Amount	%
Revenues:
Services and fees	$21,584	82.9%	$12,385	57.2%
Sale of goods	4,447	17.1%	9,268	42.8%
Total revenues	26,031	100.0%	21,653	100.0%

Operating expenses:
Direct cost of services	6,778	26.0%	6,059	28.0%
Cost of goods sold	890	3.4%	9,064	41.8%
Selling, general and administrative expenses	12,901	49.6%	7,788	36.0%
Total operating expenses	20,569	79.0%	22,911	105.8%
Operating income (loss)	5,462	21.0%	(1,258)	-5.8%
Other income (expense):
Interest income	2	0.0%	2	0.0%
Interest expense	(253)	-1.0%	(628)	-2.9%
Income (loss) before income taxes	5,211	20.0%	(1,884)	-8.7%
(Provision) benefit for income taxes	(1,775)	-6.8%	814	3.8%
Net income (loss)	3,436	13.2%	(1,070)	-4.9%
Net income attributable to noncontrolling interests	754	2.9%	264	1.2%
Net (loss) income attributable to B. Riley Financial, Inc.	$2,682	10.3%	$(1,334)	-6.2%

Revenues.

The table below and the discussion that follows are based on how we analyze our business.

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014		Change
	Amount	%	Amount	%	Amount	%

Revenues - Serivces and Fees:
Auction and Liquidation segment	$5,122	19.6%	$5,145	23.8%	$(23)	-0.4%
Valuation and Appraisal segment	7,254	27.9%	7,240	33.4%	14	0.2%
Capital Markets segment	9,208	35.4%	-	n/m	9,208	n/m
Subtotal	21,584	82.9%	12,385	57.2%	9,199	74.3%

Revenues - Sale of goods
Auction and Liquidation	4,447	17.1%	9,268	42.8%	(4,821)	-52.0%

Total revenues	$26,031	100.0%	$21,653	100.0%	$4,378	20.2%

___________________

n/m - Not applicable or not meaningful.

Total revenues increased $4.4 million, or 20.2%, to $26.0 million during the three months ended March 31, 2015 from $21.6 million during the three months ended March 31, 2014. The increase in revenues during the three months ended March 31, 2015 was primarily due to an increase in revenues from services and fees of $9.2 million; offset by a decrease in revenues from the sale of goods of $4.8 million. The increase in revenues from services and fees of $9.2 million in 2015 was primarily due to an increase in revenues of $9.2 million from our capital markets segment which includes the operating results from the operations of BRC which we acquired on June 18, 2014 and the operations of MK Capital which we acquired on February 2, 2015. The decrease in revenues in the auction and liquidation segment from the sale of goods of $4.8 million in 2015 was primarily due to a decrease in the sale of wholesale and industrial equipment where we acquired title to the equipment and sold the equipment at auction. In the three months ended March 31, 2015, we did not have any of these types of wholesale and industrial engagements. The $4.4 million of revenues from the sale of goods in 2015 was primarily due to the sale of retail goods related to the retail liquidation engagement of Schoenenreus, a retailer of men’s, women’s and children’s shoes, clothing and accessories that operated 121 retail locations throughout the Netherlands. We acquired title to the retail goods from the bankruptcy trustee of Schoenenreus in March 2015 for $3.2 million and we sold all of the retail goods in the months of March and April 2015.

Revenues from services and fees in the auction and liquidation segment were $5.1 million during the each of the three month periods ended March 31, 2015 and 2014. Revenues from services and fees from wholesale and industrial auctions and the sale of fixtures in connection with our retail liquidation services engagements were $2.4 million during each of the three month periods ended March 31, 2015 and 2014. Revenues from retail liquidation engagements were $2.4 million during each of the three month periods ended March 31, 2015 and 2014. Revenues from services and fees related to retail liquidation engagements in the United States were $2.4 million during the three months ended March 31, 2015, an increase from $1.1 million during the three months ended March 31, 2014. We did not have any significant revenues from services and fees related to liquidation engagements in Europe during the three months ended March 31, 2015. In the comparable period in 2014, we had $1.3 million of revenues from services and fees related to retail liquidation engagements in Europe. Revenues from services and fees related to real estate and capital advisory engagements were $0.3 million during each of the three month periods ended March 31, 2015 and 2014.

Revenues from services and fees in the valuation and appraisal segment increased $0.1 million, to $7.3 million during the three months ended March 31, 2015 from $7.2 million during the three months ended March 31, 2014. The increase in revenues was primarily due increases of (a) $0.2 million related to appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors and (b) $0.3 million for appraisals of machinery and equipment and intellectual property. These increases were offset by a decrease in revenues of $0.4 million from our appraisal operations in the United Kingdom which we restructured in the third quarter of 2014.

Revenues from services and fees in the capital markets segment were $9.2 million during the three months ended March 31, 2015. Capital markets segment revenues include revenues from BRC during the current quarter related to investment banking fees of $6.2 million, commissions and other income primarily earned from research, sales and trading of $3.1 million, and trading losses of $0.4 million. Capital markets segment revenues also includes revenues from MK Capital for the period from February 2, 2015 to March 31, 2015 in the amount of $0.3 million related to wealth management services.

Sale of Goods, Cost of Goods Sold and Gross Margin

Revenues from the sale of goods of $4.4 million during the three months ended March 31, 2015 was primarily due to the sale of retail goods related to the retail liquidation engagement of Schoenenreus. Costs of goods sold was $0.9 million resulting in a gross margin of $3.5 or 80.0% during the three months ended March 31, 2015. Revenues from the sale of goods of $9.3 million during the three months ended March 31, 2014 primarily related to one large wholesale and industrial auction engagement that was completed in the first quarter of 2014. Cost of goods sold was $9.1 million resulting in a gross margin of $0.2 million or 2.2% during the three months ended March 31, 2014.

Operating Expenses

Direct Costs of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Auction and	Valuation and		Auction and	Valuation and
	Liquidation	Appraisal		Liquidation	Appraisal
	Segment	Segment	Total	Segment	Segment	Total

Revenues - Services and fees	$5,122	$7,254		$5,145	$7,240
Direct cost of services	3,583	3,195	$6,778	2,705	3,354	$6,059

Gross margin on services and fees	$1,539	$4,059		$2,440	$3,886

Gross margin percentage	30.0%	56.0%		47.4%	53.7%

Total direct costs increased $0.5 million, to $6.4 million during the three months ended March 31, 2015 from $5.9 million during the three months ended March 31, 2014. Direct costs of services in the auction and liquidation segment increased $0.9 million to $3.6 million during the three months ended March 31, 2015 from $2.7 million during the three months ended March 31, 2014. The increase in expenses was primarily due to an increase in the number of fee and commission type engagements in 2015 where we contractually bill fees, commissions and reimbursable expenses as compared to the same period in 2014. Direct costs of services in the valuation and appraisal services segment decreased $0.5 million, to $2.8 million during the three months ended March 31, 2015 from $3.2 million during the three months ended March 31, 2014. The decrease in direct costs of services in the valuation and appraisal segment was primarily due to a slight decrease in headcount from productivity and efficiencies we gained in 2015.

Gross margin in the auction and liquidation segment for services and fees decreased to 30.0% of revenues during the three months ended March 31, 2015, as compared to 47.4% of revenues during the three months ended March 31, 2014. The decrease in the gross margin during the three months ended March 31, 2015 was primarily due to a change in the mix of fee type engagements in 2015 as compared to the same period in 2014. In the three months ended March 31, 2014, we had revenues of $1.3 million related to fee type engagements in Europe where we earn a higher margin as compared to the three months ended March 31, 2015 where most of our fee type engagements were in the United States where we earn a lower margin.

Gross margins in the valuation and appraisal segment increased to 61.4% of revenues during the three months ended March 31, 2015 as compared to 56.4% of revenues during the three months ended March 31, 2014. The increase in the gross margin is primarily to due to the increased productivity we experienced during the three months ended March 31, 2015 from the increase in business and revenues from the appraisals for machinery and equipment as compared to the same period in 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended March 31, 2015 and 2014 were comprised of the following:

Selling, General and Administrative Expenses

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014		Change
	Amount	%	Amount	%	Amount	%

Auction and Liquidation segment	$1,974	15.3%	$2,782	35.7%	$(808)	-29.0%
Valuation and Appraisal segment	2,222	17.2%	2,613	33.6%	(391)	-15.0%
Capital Markets segment	6,602	51.2%	-	n/a	6,602	n/a
Corporate and Other segment	2,103	16.3%	2,393	30.7%	(290)	-12.1%
Total selling, general & administrative expenses	$12,901	100.0%	$7,788	100.0%	$5,113	65.7%

Total selling, general and administrative expenses increased $5.1 million, or 65.7%, to $12.9 million during the three months ended March 31, 2015 from $7.8 million for the three months ended March 31, 2014. The increase was primarily due to an increase in selling, general and administrative expenses of $6.6 million in the capital markets segment as a result of the acquisition of BRC on June 18, 2014 and MK Capital on February 2, 2015, offset by decreases in selling general and administrative expenses of (a) $0.8 million in the auction and liquidation segment, (b) $0.4 million in the valuation and appraisal segment and (c) $0.3 million in corporate and other.

Selling, general and administrative expenses in the auction and liquidation segment decreased $0.8 million, or 29.0%, to $2.0 million during the three months ended March 31, 2015 from $2.8 million for the three months ended March 31, 2014. The decrease was primarily due to a decrease in payroll and other operating expenses of $0.6 million related to the former operations of our GA Keen real estate advisory services division and a decrease in operating expenses of $0.2 million related to capital advisory services business and our retail liquidation operations in the United Kingdom that we restructured in 2014.

Selling, general and administrative expenses in the valuation and appraisal segment decreased $0.4 million, or 15.0%, to $2.2 million during the three months ended March 31, 2015 from $2.6 million for the three months ended March 31, 2014. The decrease in operating expenses of $0.4 million was primarily due to a decrease in operating expenses from our valuation and appraisal business in Europe resulting from the restructuring of the operations in the third quarter of 2014.

Selling, general and administrative expenses for corporate and other decreased $0.3 million, or 12.1%, to $2.1 million during the three months ended March 31, 2015 from $2.4 million for the three months ended March 31, 2014. The decrease was primarily due to a decrease in payroll and related expenses as a result of the restructuring in the third quarter of 2014 which resulted in a reduction of corporate headcount and the closure of our office in Deerfield, Illinois.

Other Income (Expense). Other income consisted of interest income that was less than $0.1 million during each of the three month periods ended March 31, 2015 and 2014. Other expense is comprised of interest expense which totaled $0.3 million during the three months ended March 31, 2015, a decrease of $0.3 million from interest expense of $0.6 million during the three months ended March 31, 2014. The decrease in interest expense during the three months ended March 31, 2015 was primarily due to a decrease in interest expense of $0.5 million as a result of the early repayment of a portion of the principal balance of the related party notes payable that accrued interest at 12.0% in January 2014, the retirement of $48.8 million of face amount of long-term debt payable to Andrew Gumaer and Harvey Yellen on June 5, 2014 and the repayment of the remaining principal balance of the related party notes payable of $1.0 million on July 31, 2014 as more fully discussed in Note 8 to the condensed consolidated financial statements. The decrease in interest expense was offset by an increase in interest expense of $0.2 million related to the related party note payable, note payable from the acquisition of MK Capital and an increase in interest expense on the revolving line of credit.

Income (Loss) Before Income Taxes. Income before income taxes was $5.2 million during the three months ended March 31, 2015 as compared to a loss before income taxes of $1.9 million during the three months ended March 31, 2014. The increase in income before income taxes of $7.1 million in such period in 2015 as compared to the loss in such period in 2014 was primarily due to an increase in operating income of (a) $3.3 million in our auction and liquidation segment, (b) $2.6 million in our capital markets segment, (c) $0.5 million in our valuation and appraisal segment, and (d) a decrease in corporate overhead and interest expense of $0.6 million as discussed above.

(Provision) Benefit For Income Taxes. Provision for income taxes was $1.8 million during the three months ended March 31, 2015 as compared to a benefit for income taxes of $0.8 million during the three months ended March 31, 2014. The effective income tax rate was 34.1% during the three months ended March 31, 2015 and a benefit of 43.2% during the three months ended March 31, 2014.

Net Income Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interests represents the proportionate share of net income generated by Great American Global Partners, LLC in 2015 and 2014 that we do not own. The net income attributable to noncontrolling interests was $0.8 million and $0.3 million during the three months ended March 31, 2015 and 2014, respectively.

Net Income (Loss) Attributable to the Company. Net income attributable to the Company for the three months ended March 31, 2015 was $2.7 million compared to a net loss of $1.3 million during the three months ended March 31, 2014. The increase in net income during the three months ended March 31, 2015 as compared to the same period in 2014 was primarily due to the increase in operating income in each of our three operating segments and a decrease in corporate overhead and interest expense as more fully described above.

Liquidity and Capital Resources

Our operations are funded through a combination of existing cash on hand, cash generated from operations, proceeds from the private placement of common stock, borrowings under our revolving credit facility and special purposes financing arrangements.  On June 5, 2014, we completed a private placement of 10,289,300 shares of our common stock at a purchase price of $5.00 per share and raised net proceeds of $51.2 million. During the three months ended March 31, 2015 we generated net income of $2.7 million and during the year ended December 31, 2014 we generated a net loss of $5.8 million. Our cash flows and profitability are impacted by the number and size of retail liquidation and capital markets engagements performed on a quarterly and annual basis. Our cash flow from operations historically was also impacted by the interest expense and debt service requirements on the $50.5 million in principal of subordinated, unsecured promissory notes. On June 5, 2014, we used $30.2 million of the proceeds from the Private Placement to repay long-term debt payable to Andrew Gumaer and Harvey Yellen, both of whom were executive officers and directors of the Company at the time of such repayment. The $30.0 million principal payment and then outstanding accrued interest of $0.2 million retired the entire $48.8 million face amount of the long-term debt at a discount of $18.8 million. The discount of $18.8 million has been recorded as a capital contribution to additional paid in capital in our consolidated financial statements. On July 31, 2014, principal payments totaling $1.0 million were paid in accordance with the terms of the other subordinated, unsecured promissory notes, which represented the remaining outstanding principal amount on such notes. As of August 1, 2014, there is no remaining outstanding principal or interest payable on such notes. Cash provided by operations was $17.4 million and $5.3 million during the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, we had $10.3 million of unrestricted cash, $25.7 million of restricted cash, net investments in securities of $9.7 million, and $1.9 million of borrowings outstanding on our revolving credit facility and $9.0 million of borrowings outstanding under our asset based credit facility and note payable –related party. We believe that our current cash and cash equivalents, funds available under our asset based credit facility and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and execute on our business plan.

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

Cash Flow Summary

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands)
Net cash provided by (used in):
Operating activities	$17,342	$5,292
Investing activities	(20,573)	209
Financing activities	(8,009)	(7,507)
Effect of foreign currecy on cash	(29)	43
Net decrease in cash and cash equivalents	$(11,269)	$(1,963)

Cash provided by operating activities was $17.3 million for the three months ended March 31, 2015, an increase of $12.0 million from the $5.3 million of cash provided by operating activities for the three months ended March 31, 2014. Net cash used in investing activities was $20.6 million for the three months ended March 31, 2015 compared to cash provided by investing activities of $0.2 million during the three months ended March 31, 2014. Net cash used in investing activities during the three months ended March 31, 2015 was primarily comprised $2.5 million of cash used in connection with the acquisition of MK Capital, an increase in restricted cash of $18.0 million and $0.1 million of cash used to purchase property and equipment. The increase in restricted cash of $18.0 million was primarily the result the use of cash to collateralize letters of credit that were required in accordance with the terms of certain retail liquidation engagements that we were contracted to provide services for in the first quarter of 2015. Cash used in financing activities was $8.0 million and $7.5 million for the three months ended March 31, 2015 and 2014, respectively. Cash used in financing activities for the three months ended March 31, 2015 consisted of $14.0 million used to repay a portion of the balance outstanding on our asset based credit facility and $0.3 million of distributions to noncontrolling interests, offset by proceeds from borrowings of $1.8 million under our revolving credit facility and proceeds of $4.5 million from borrowings from the note payable – related party.

Contingent Consideration

In connection with the acquisition of MK Capital on February 2, 2015 for a total purchase price of $9.4 million, at closing $2.5 million of the purchase price was paid in cash and 333,333 newly issued shares of the Company’s common stock with a fair value of $2.7 million were issues to the former members of MK Capital. The purchase agreement also requires the payment of contingent consideration in the form of future cash payments with a fair value of $2.2 million and the issuance of common stock with a fair value of $2.0 million. The contingent cash consideration of $2.2 million payable to the former members of MK Capital represents the fair value of the contingent cash consideration of $1.25 million due on the first anniversary date of the closing (February 2, 2016) and a final cash payment of $1.25 million due on the second anniversary date of the closing (February 2, 2017), with imputed interest expense calculated at 8% per annum. The contingent stock consideration of $2.0 million is comprised the issuance of 166,667 shares of common stock on the first anniversary date of the closing (February 2, 2016) and 166,666 shares of common stock on the second anniversary date of the closing (February 2, 2017). The contingent cash and stock consideration is payable on the first and second anniversary dates of the closing provided that MK Capital generates a minimum amount of gross revenues as defined in the purchase agreement for the twelve months following the first and second anniversary dates of the closing.

Credit Agreements

From time to time, we utilize our asset based credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. Subject to certain limitations and offsets, we are permitted to borrow up to $100.0 million under the credit facility, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect), and the maturity date has been extended from July 16, 2013 to July 15, 2018. Borrowings under the credit facility are only made at the discretion of the lender and are generally required to be repaid within 180 days. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. On March 19, 2014, the Company entered into a separate credit agreement (a “UK Credit Agreement”) with an affiliate of Wells Fargo Bank, National Association which provides for the financing of transactions in the United Kingdom. The facility allows the Company to borrow up to 50 million British Pounds. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $100.0 million credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. The credit facility also provides for success fees in the amount of 5% to 20% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related credit agreement. We typically seek borrowings on an engagement-by- engagement basis. The credit agreement governing the credit facility contains certain covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. At March 31, 2015 and December 31, 2014, the outstanding balance under the credit facility for borrowings was $4.5 million and $18.5 million, respectively. At March 31, 2015 and December 31, 2014, there were letters of credit outstanding for two retail liquidation engagements in the amount of $25.5 million and $8.6 million, respectively.

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

On January 11, 2015, GAGEE filed a voluntary petition with the United States Bankruptcy Court for the Northern District of Texas for relief under Chapter 7 of Title 11 of the United States Code (as amended, the "Bankruptcy Code"). At December 31, 2014, GAGEE had total assets of $6.5 million and total liabilities of $6.6 million. Total assets included $2.5 million of other receivables included in prepaid and other current assets and $4.0 million of goods held for sale which was comprised of five oil rigs, see Note 5 to our condensed consolidated financial statements. Total liabilities included the $6.6 million of notes payable discussed above that is collateralized by the assets of GAGEE.  Under Chapter 7 of the Bankruptcy Code the assets of GAGEE will be liquidated and the resulting cash proceeds will be used by the bankruptcy trustee to pay creditors.  As a result of the bankruptcy filing on January 11, 2015, the assets and liabilities of GAGEE described above are no longer consolidated in the Company's consolidated financial statements for periods subsequent to the bankruptcy filing.   At the present time, management does not expect the bankruptcy of GAGEE to have a material impact on the consolidated financial position of the Company.

Accounts Receivable Line of Credit

On May 17, 2011, one of our majority owned subsidiaries entered into an Accounts Receivable Line of Credit with a finance company. Proceeds from the Accounts Receivable Line of Credit were used to pay off borrowings under the factoring agreement.  The Accounts Receivable Line of Credit is collateralized by the accounts receivable of our majority owned subsidiary and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Accounts Receivable Line of Credit, with maximum borrowings not to exceed $2.0 million. The interest rate under the Accounts Receivable Line of Credit is the prime rate plus 2%, payable monthly in arrears. The Accounts Receivable Line of Credit was amended effective February 3, 2012 and the maximum borrowings allowed increased from $2.0 million to $3.0 million. The maturity date of the Accounts Receivable Line of Credit is February 3, 2016 and the maturity date may be extended for successive periods equal to one year, unless our majority owned subsidiary gives the finance company written notice of its intent to terminate the Accounts Receivable Line of Credit at least thirty days prior to the maturity date of the Accounts Receivable Line of Credit. The finance company has the right to terminate the Accounts Receivable Line of Credit at its sole discretion upon giving sixty days’ prior written notice. In connection with the Accounts Receivable Line of Credit, GAG, LLC entered into a limited continuing guaranty of our majority owned subsidiary’s obligations under the Accounts Receivable Line of Credit. Borrowings outstanding under the Accounts Receivable Line of Credit were $1.9 million and $0.1 million at March 31, 2015 and December 31, 2014, respectively.

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

On March 10, 2015, the Company borrowed $4.5 million from Payee in accordance with the RIP Note. The principal amount of $4.5 million for the RIP Note accrues interest at the rate of 10% per annum (or 15% in the event of a default under the RIP Note). The borrowings are for short-term working capital needs and capital for other retail liquidation engagements. The Payee is also is entitled to the Success Fee of 20% of the net profit, if any, earned by the Company in connection with a designated liquidation transaction. Pursuant to the terms of the RIP Note, under no circumstances shall the Company be obligated to pay to Payee any portion of the combined amount of interest and the Success Fee which exceeds twelve percent (12%) of the $4.5 million principal amount of the RIP Note. The outstanding principal amount, together with the accrued and unpaid interest and the Success Fee, are due and payable by the Company on March 9, 2016. The RIP Note is subordinated in certain respects to the Company’s guaranty relating to its existing credit facility with Wells Fargo Bank, National Association and, in the event of certain insolvency proceedings, with respect to such credit facility itself, as well as to any other indebtedness of the Company to the extent required by the documents governing the repayment thereof. The RIP Note was repaid on May 4, 2015.

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

New Accounting Standards

In February 2015, the FASB issued guidance which makes targeted amendments to current consolidation guidance. Among other things, the standard changes the manner in which we would assesses one of the characteristics of variable interest entities (VIEs) and introduces a separate analyses specific to limited partnerships and similar entities (such as Nutra SA) for assessing if the equity holders at risk lack decision making. Limited partnerships and similar entities will be a VIE unless the limited partners hold substantive kick-out rights or participating rights. A right to liquidate an entity is akin to a kick-out right. Guidance for limited partnerships under the voting model has been eliminated. A limited partner and similar partners with a controlling financial interest obtained through substantive kick out rights would consolidate a limited partnership or similar entity. The guidance is effective for our annual and interim periods beginning in 2016. Early adoption is allowed. We have not yet determined the impact that the new guidance will have on our results of operations and financial position and have not yet determined if we will early adopt the standard.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption permitted for financial statements that have not been previously issued. The adoption of this statement will impact future presentation and disclosures of the financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of our fiscal quarter ended March 31, 2015. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.

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

Our executive officers, directors and their affiliates own or control, in the aggregate, approximately 30.8% of our outstanding common stock as of March 31, 2015. In particular, our Chairman and Chief Executive Officer, Bryant R. Riley, owns or controls, in the aggregate, 3,944,410 shares of our common stock or 24.2% of our outstanding common stock as of March 31, 2015. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:

•	deferring, or preventing a change in control of our company;

•	impeding a merger, consolidation, takeover, or other business combination involving our company;

•	causing us to enter into transactions or agreements that are not in the best interests of all stockholders; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 2, 2015, we entered into a purchase agreement to acquire all of the outstanding membership interests in MK Capital, a wealth management business with operations primarily in New York. The terms of the purchase agreement required the sellers to meet certain pre-closing conditions. On February 2, 2015, the closing conditions were satisfied and we completed the purchase of the outstanding membership interests in MK Capital for a total purchase price of $9.4 million. Upon closing, we paid the members of MK Capital $2.5 million in cash and issued such members 333,333 shares of our common stock, which were valued in the aggregate at $2.7 million for accounting purposes determined based on the closing market price of the Company’s shares of common stock on the acquisition date on February 2, 2015, less a 19.4% discount for lack of marketability as the shares issued are subject to certain restrictions that limit their trade or transfer. The purchase agreement also requires the payment of contingent consideration to the former members of MK Capital in the form of future cash payments with a fair value of $2.2 million and the issuance of common stock with a fair value of $2.0 million. The contingent cash consideration of $2.2 million has been recorded based on a payment of the contingent cash consideration of $1.25 million on the first anniversary of the closing (February 2, 2016) and a final cash payment of $1.25 million on the second anniversary date of the closing (February 2, 2017) to the former members of MK Capital, discounted at 8.0% per annum. The contingent cash consideration has been recorded as a contingent consideration liability to the former members of MK Capital. The fair value of the contingent stock consideration in the amount of $2.0 million has been classified as equity in accordance with ASC 805, “Business Combinations”, and is comprised the issuance of 166,667 shares of common stock on the first anniversary date of the closing (February 2, 2016) and 166,666 shares of common stock on the second anniversary date of the closing (February 2, 2017). The contingent cash and stock consideration is payable on the first and second anniversary dates of the closing provided that MK Capital generates a minimum amount of gross revenues as defined in the purchase agreement for the twelve months following the first and second anniversary dates of the closing. The issuance of shares of our common stock to the members of MK Capital was made in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated thereunder based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) investment representations obtained from the members of MK Capital, including with respect to their status as accredited investors, (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the stock certificates reflecting such shares of common stock. The acquisition of MK Capital allows the Company to expand into the wealth management business.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 4, 2015, the Board of Directors, upon the recommendation of the Company’s Corporate Governance Committee, appointed Kenneth Young to serve as a director of the Company and as a member of the Company’s Compensation Committee. Mr. Young will serve as a director of the Company and his term will expire at the Company’s 2015 annual meeting of stockholders. There is not any arrangement or understanding between Mr. Young and any other person pursuant to which Mr. Young was selected to be a director.

Kenneth Young has served as the President and Chief Executive Officer of Lightbridge Communications Corporation (“LLC”) since August 2008.  Mr. Young also served as President and Chief Operating Officer of LCC from May 2008 to August 2008, Senior Vice President, President of the Americas from June 2007 to May 2008, and Chief Marketing Officer from May 2006 to June 2007. Prior to joining LCC in 2006, Mr. Young served as Chief Operating Officer for Liberty Media’s Connectid mobile content subsidiary, as well as Senior Vice President and Chief Marketing Officer of Liberty Media’s TruePosition location based services organization. Before joining Liberty Media, Mr. Young spent over 16 years with the now combined AT&T Corporation and held senior management positions with Cingular Wireless, SBC Wireless, and Southwestern Bell Telephone. Mr. Young holds a Master in Business Administration from the University of Southern Illinois and a Bachelor of Science in Computer Sciences from Graceland University.

As a non-employee director, Mr. Young will receive the same compensation paid to other non-employee directors of the Company in accordance with the policies and procedures previously approved by the Board of Directors for non-employee directors, as disclosed in the Company’s Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission on April 30, 2015. In addition, Mr. Young has entered into the Company’s standard form of indemnification agreement.

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

B. Riley Financial, Inc.

Date: May 7, 2015	By:	/s/ PHILLIP J. AHN
Name: Phillip J. Ahn
Title: Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1*#	Amended and Restated 2009 Stock Incentive Plan.
10.2*	Senior Secured, Super-Priority Debtor-in-Possession Credit Agreement, dated January 15, 2015, by and among the registrant. and The Wet Seal, Inc. and its subsidiaries.
10.3*	Plan Sponsorship Agreement, dated January 15, 2015, by and between the registrant and The Wet Seal, Inc.
10.4*	Security Agreement, dated as of January 15, 2015, by and among the registrant and The Wet Seal, Inc., The Wet Seal Retail, Inc., Wet Seal Catalog, Inc., and Wet Seal GC, LLC.
10.5*	Subordinated Unsecured Promissory Note, dated March 10, 2015, issued by the registrant to Riley Investment Partners, L.P.
10.6*	Second Amendment to Credit Agreement, dated as of August 28, 2014, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association.
10.7*	Third Amendment to Credit Agreement, dated as of February 5, 2015, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association.
10.8*	Fourth Amendment to Credit Agreement, dated as of February 19, 2015, by and between Great American Group WF, LLC, GA Retail, Inc. and Wells Fargo Bank, National Association.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1*†	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*†	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
†	These exhibits are being “furnished” and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.
#	Management contract or compensatory plan or arrangement.

