Form 10-Q
period 2015-06-30
B. Riley Financial, Inc.
filed 2015-08-11
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
Or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐No ☒

As of August 5, 2015, there were 16,311,452 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

1

B. Riley Financial, Inc.

Quarterly Report on Form 10-Q

For The Quarter Ended June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,128	$21,600
Restricted cash	502	7,657
Securities owned, at fair value	13,682	17,955
Accounts receivable, net	23,424	10,098
Advances against customer contracts	3,146	16,303
Due from related parties	1,097	—
Goods held for sale or auction	39	4,117
Deferred income taxes	4,645	6,420
Prepaid expenses and other current assets	1,229	3,795
Total current assets	89,892	87,945
Property and equipment, net	729	776
Goodwill	34,528	27,557
Other intangible assets, net	4,991	2,799
Deferred income taxes	15,457	19,181
Other assets	1,748	732
Total assets	$147,345	$138,990
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$21,071	$12,233
Due to related parties	—	213
Auction and liquidation proceeds payable	—	665
Securities sold not yet purchased	8,057	746
Mandatorily redeemable noncontrolling interests	2,617	2,922
Asset based credit facility	—	18,506
Revolving credit facility	127	56
Notes payable	—	6,570
Contingent consideration- current portion	1,195	—
Total current liabilities	33,067	41,911
Contingent consideration, net of current portion	1,107	—
Total liabilities	34,174	41,911
Commitments and contingencies
B. Riley Financial, Inc. stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 135,000,000 shares authorized; 16,305,236 and 15,968,607 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	115,671	110,598
Retained earnings (deficit)	(2,523)	(12,891)
Accumulated other comprehensive loss	(656)	(648)
Total B. Riley Financial, Inc. stockholders’ equity	112,494	97,061
Noncontrolling interests	677	18
Total equity	113,171	97,079
Total liabilities and equity	$147,345	$138,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues:
Services and fees	$39,442	$14,947	$61,026	$27,332
Sale of goods	6,019	—	10,466	9,268
Total revenues	45,461	14,947	71,492	36,600
Operating expenses:
Direct cost of services	8,539	5,807	15,317	11,866
Cost of goods sold	2,181	—	3,071	9,064
Selling, general and administrative expenses	20,072	10,196	32,973	17,984
Total operating expenses	30,792	16,003	51,361	38,914
Operating income (loss)	14,669	(1,056)	20,131	(2,314)
Other income (expense):
Interest income	3	4	5	6
Interest expense	(418)	(449)	(671)	(1,077)
Income (loss) before income taxes	14,254	(1,501)	19,465	(3,385)
(Provision) benefit for income taxes	(5,685)	594	(7,460)	1,408
Net income (loss)	8,569	(907)	12,005	(1,977)
Net income (loss) attributable to noncontrolling interests	(95)	(130)	659	134
Net income (loss) attributable to B. Riley Financial, Inc.	$8,664	$(777)	$11,346	$(2,111)

Basic income (loss) per share	$0.53	$(0.16)	$0.70	$(0.66)
Diluted income (loss) per share	$0.53	$(0.16)	$0.70	$(0.66)
Weighted average basic shares outstanding	16,237,860	4,972,203	16,177,824	3,212,929
Weighted average diluted shares outstanding	16,310,829	4,972,203	16,236,748	3,212,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income (loss)	$8,569	$(907)	$12,005	$(1,977)
Other comprehensive loss:
Change in cumulative translation adjustment	71	4	(8)	(20)
Other comprehensive loss, net of tax	71	4	(8)	(20)
Total comprehensive income (loss)	8,640	(903)	11,997	(1,997)
Comprehensive income (loss) attributable to noncontrolling interests	(95)	(130)	659	134
Comprehensive income (loss) attributable to B. Riley Financial, Inc.	$8,735	$(773)	$11,338	$(2,131)

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity (Deficit)

(Unaudited)

(Dollars in thousands)

					Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, January 1, 2014	—	$—	1,500,107	$—	$3,086	$(6,611)	$(638)	$12	$(4,151)
Issuance of common stock on June 5, 2014 for cash, net of issuance costs of $215			10,289,300	1	51,232				51,233
Foregiveness of long-term debt on June 5, 2014 from the former Great American Group Members					18,759				18,759
Issuance of common stock for acquisition of B. Riley & Co., Inc. on June 18, 2014			4,191,512	1	26,406				26,407
B. Riley Financial, Inc. common stock owned by B. Riley & Co., Inc. - cancelled upon acquisition			(3,437)	—	(29)				(29)
Net loss for the six months ended June 30, 2014						(2,111)		134	(1,977)
Foreign currency translation adjustment							(20)		(20)
Balance, June 30, 2014	—	$—	15,977,482	$2	$99,454	$(8,722)	$(658)	$146	$90,222

Balance, January 1, 2015	—	$—	15,968,607	$2	$110,598	$(12,891)	$(648)	$18	$97,079
Issuance of common stock for acquisition of MK Capital, LLC and contigent equity consideration on February 2, 2015			333,333	—	4,657				4,657
Issuance of common stock			3,296	—	35				35
Share based payments					381				381
Dividends paid						(978)			(978)
Net income for the six months ended June 30, 2015						11,346		659	12,005
Foreign currency translation adjustment							(8)		(8)
Balance, June 30, 2015	—	$—	16,305,236	$2	$115,671	$(2,523)	$(656)	$677	$113,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$12,005	$(1,977)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	421	264
Provision for credit losses	255	33
Share based payments	416	—
Effect of foreign currency on operations	5	(44)
Non-cash interest	73	—
Deferred income taxes	5,499	(1,410)
Income allocated to mandatorily redeemable noncontrolling interests and redeemable noncontrolling interests	1,116	1,281
Change in operating assets and liabilities:
Accounts receivable and advances against customer contracts	(439)	(2,621)
Lease finance receivable	—	107
Due from related party	(1,310)	(288)
Securities owned	4,273	(1,110)
Goods held for sale or auction	52	9,058
Prepaid expenses and other assets	(1,414)	(459)
Accounts payable and accrued expenses	9,218	(2,531)
Securities sold, not yet purchased	7,311	5,567
Auction and liquidation proceeds payable	(665)	—
Net cash provided by operating activities	36,816	5,870
Cash flows from investing activities:
Acquisition of MK Capital, net of cash acquired of $49	(2,451)	—
Purchases of property and equipment	(171)	(42)
Proceeds from sale of property and equipment	4	—
Decrease in note receivable - related party	—	1,200
Cash acquired in acquisition of B. Riley & Co., Inc.	—	2,491
Decrease in restricted cash	7,155	243
Net cashprovided by investing activities	4,537	3,892
Cash flows from financing activities:
Repayment of asset based credit facility	(18,506)	(5,710)
Proceeds fromrevolving line of credit	71	1,019
Proceeds from note payable - related party	4,500	—
Repayment of note payable - related party	(4,500)	—
Repayment of notes payable and long-term debt	—	(30,925)
Proceeds from issuance of common stock	—	51,240
Dividends paid	(978)	—
Distribution to mandatorily redeemable noncontrolling interests	(1,421)	(1,249)
Net cash (used in) provided by financing activities	(20,834)	14,375
Increase in cash and cash equivalents	20,519	24,137
Effect of foreign currency on cash	9	39
Net increase in cash and cash equivalents	20,528	24,176
Cash and cash equivalents, beginning of period	21,600	18,867
Cash and cash equivalents, end of period	$42,128	$43,043
Supplemental disclosures:
Interest paid	$413	$1,107
Taxes paid	$695	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

NOTE 1—ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

B. Riley Financial, Inc. (formerly known as Great American Group, Inc.) and its subsidiaries (collectively the “Company”) provide (i) asset disposition, valuation and appraisal and capital advisory services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional services firms throughout the United States, Canada, and Europe and (ii) following the Company’s acquisition of B. Riley & Co. Inc. (“BRC”) on June 18, 2014 and MK Capital Advisors, LLC (“MK Capital”) on February 2, 2015, as more fully described below, investment banking, corporate finance, research, wealth management, sales and trading services to corporate, institutional and high net worth clients.

With the acquisition of BRC in 2014, the Company now operates in three operating segments: capital market services (“Capital Markets”), auction and liquidation services (“Auction and Liquidation”), and valuation and appraisal services (“Valuation and Appraisal”). In the Capital Markets segment, the Company provides investment banking, corporate finance, research, sales and trading services to corporate, institutional and high net worth clients.  In addition, with the acquisition of MK Capital in 2015, the Company also provides wealth management services in the Capital Markets segment. In the Auction and Liquidation segment, the Company provides auction and liquidation services to help clients dispose of assets and capital advisory services. Such assets include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property. In the Valuation and Appraisal segment, the Company provides valuation and appraisal services to clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs.

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

Private Placement

On June 5, 2014, the Company completed a private placement of 10,289,300 shares of common stock at a purchase price of $5.00 per share (the “Private Placement”). There were fifty-three accredited investors (the “Investors”) that participated in the Private Placement pursuant to the terms and provisions of a securities purchase agreement entered into among the Company and the Investors on May 19, 2014. At the closing of the Private Placement on June 5, 2014, the Company received net proceeds of approximately $51,233. On June 5, 2014, the Company used $30,180 of the net proceeds from the Private Placement to repay long-term debt payable to Andrew Gumaer and Harvey Yellen, the two former Great American Members (as described in Note 8), both of whom were executive officers and directors of the Company at the time of such repayment. The $30,000 principal payment and then outstanding accrued interest of $180 retired the entire $48,759 face amount of the long-term debt at a discount of $18,759. The discount of $18,759 has been recorded as a capital contribution to additional paid in capital.

The Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the investors participating in the Private Placement and selling stockholders of BRC. In accordance with the terms of the Registration Rights Agreement, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission covering the resale of the common stock issued in the Private Placement and acquisition of BRC on September 18, 2014 and the registration statement was declared effective on November 7, 2014. The Company filed a post-effective amendment to such registration statement on April 20, 2015 with the Securities and Exchange Commission to convert such Form S-1 registration statement into a registration statement on Form S-3, which registration statement, as amended, was declared effective on July 2, 2015.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of B. Riley Financial, Inc. and its wholly-owned and majority-owned subsidiaries. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 30, 2015. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

Revenues in the Valuation and Appraisal segment are primarily comprised of fees for valuation and appraisal services. Revenues are recognized upon the delivery of the completed services to the related customers and collection of the fee is reasonably assured. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs which totaled $753 and $836 for the three months ended June 30, 2015 and 2014, respectively, and $1,422 and $1,515 for the six months ended June 30, 2015 and 2014, respectively.

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

Commission and fees earned on the sale of goods at auction and liquidation sales are recognized when evidence of an arrangement exists, the sales price has been determined, title has passed to the buyer and the buyer has assumed the risks of ownership, and collection is reasonably assured. The commission and fees earned for these services are included in revenues in the accompanying consolidated statements of operations. Under these types of arrangements, revenues also include contractual reimbursable costs which totaled $2,041 and $1,427 for the three months ended June 30, 2015 and 2014, respectively, and $3,989 and $2,691 for the six months ended June 30, 2015 and 2014, respectively.

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

In the normal course of business, the Company will enter into collaborative arrangements with other merchandise liquidators to collaboratively execute auction and liquidation contracts. The Company’s collaborative arrangements specifically include contractual agreements with other liquidation agents in which the Company and such other liquidation agents actively participate in the performance of the liquidation services and are exposed to the risks and rewards of the liquidation engagement. The Company’s participation in collaborative arrangements including its rights and obligations under each collaborative arrangement can vary. Revenues from collaborative arrangements are recorded net based on the proceeds received from the liquidation engagement. Amounts paid to participants in the collaborative arrangements are reported separately as direct costs of revenues. Revenue from collaborative arrangements in which the Company is not the majority participant is recorded net based on the Company’s share of proceeds received. There were $12,508 of revenues and $1,099 of direct cost of services subject to collaborative arrangements during the three months ended June 30, 2015 and there were $14,009 of revenues and $1,293 of direct cost of services subject to collaborative arrangements during the six months ended June 30, 2015. There were no revenues and direct cost of services subject to collaborative arrangements during the three and six months ended June 30, 2014.

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

Revenue from one liquidation engagement represented 25.3% of total revenues during the three months ended June 30, 2015 and 18.1% of total revenues during the six months ended June 30, 2015. Revenue from the sale of goods to one customer from a wholesale and industrial auction engagement represented 8.9% of total revenues during the six months ended June 30, 2014. Revenues in the Valuation and Appraisal segment and the Auction and Liquidation segment are currently primarily generated in the United States. At June 30, 2015, one liquidation engagement represented 44.0% of total accounts receivable.

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

As of June 30, 2015, restricted cash included $450 of cash collateral for the purchase of a forward exchange contract as more fully described on Note 2(o) and $52 of cash segregated in a special reserve bank account for the benefit of customers related to our broker dealer subsidiary. As of December 31, 2014, restricted cash included $7,532 of cash collateral for the letters of credit and the outstanding loan balance under the $100,000 asset based credit facility described in Note 7, $50 of cash segregated in a special reserve bank account for the benefit of customers related to our broker dealer subsidiary, and $75 of cash collateral for electronic payment processing in Europe.

(i)	Accounts Receivable

Accounts receivable represents amounts due from the Company’s auction and liquidation, valuation and appraisal, and capital markets customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. Bad debt expense and changes in the allowance for doubtful accounts for the three and six months ended June 30, 2015 and 2014 are included in Note 4.

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

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation and amortization expense was $110 and $122 for the three months ended June 30, 2015 and 2014, respectively, and $213 and $254 for the six months ended June 30, 2015 and 2014, respectively.

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

As of June 30, 2015 and December 31, 2014, the Company’s securities owned and securities sold not yet purchased at fair value consisted of the following securities:

	June 30,	December 31,
	2015	2014
Securities owned
Common stocks	$4,541	$16,667
Mutual funds	7,237	—
Corporate bonds	819	1,188
Partnership interests and other securities	1,085	100
	$13,682	$17,955

Securities sold not yet purchased
Common stocks	$7,349	$—
Corporate bonds	708	746
	$8,057	$746

(n)	Fair Value Measurements

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. The Company also records mandatorily redeemable noncontrolling interests that were issued after November 5, 2003 at fair value with fair value determined in accordance with the Accounting Standards Codification (“ASC”). The table below presents information about the Company’s securities owned, mandatorily redeemable noncontrolling interests and securities sold not yet purchased that are measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 which are categorized using the three levels of fair value hierarchy. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.

	Financial Assets Measured at Fair Value on a
	Recurring Basis at June 30, 2015, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	June 30,	identical assets	inputs	inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities owned
Common stocks	$4,541	$4,515	$—	$26
Mutual funds	7,237	7,237	—	—
Corporate bonds	819	—	819	—
Partnership interests and other securities	1,085	—	1,085	—
Total assets measured at fair value	$13,682	$11,752	$1,904	$26

Liabilities:
Securities sold not yet purchased
Common stocks	$7,349	$7,349	$—	$—
Corporate bonds	708	—	708	—
Contingent consideration	2,302	—	—	2,302
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	2,147	—	—	2,147
Total liabilities measured at fair value	$12,506	$7,349	$708	$4,449

	Financial Assets Measured at Fair Value on a
	Recurring Basis at December 31, 2014, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities owned
Common stocks	$16,667	$16,348	$—	$319
Corporate bonds	1,188	—	1,188	—
Partnership interests and other securities	100	—	100	—
Total assets measured at fair value	$17,955	$16,348	$1,288	$319

Liabilities:
Securities sold not yet purchased
Corporate bonds	$746	$—	$746	$—
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,285	$—	$—	$2,285
Total liabilities measured at fair value	$3,031	$—	$746	$2,285

The Company determined the fair value of mandatorily redeemable noncontrolling interests described above based on the issuance of similar interests for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports and internal valuation models. The changes in Level 3 fair value hierarchy during the six months ended June 30, 2015 and 2014 is as follows:

	Level 3	Level 3 Changes During the Period				Level 3
	Balance at	Fair	Relating to	Purchases,	Transfer in	Balance at
	Beginning of	Value	Undistributed	Sales and	and/or out	End of
	Period	Adjustments	Earnings	Settlements	of Level 3	Period
Six Months Ended June 30, 2015
Common stocks	$319	$—	$—	$(293)	$—	$26
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,285	$—	$(138)	$—	$—	$2,147
Contingent consideration (1)	$—	$2,302	$—	$—	$—	$2,302

Six Months Ended June 30, 2014
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,273	$—	$(193)	$—	$—	$2,080

(1)	Fair value adjustment of $2,258 including initial value of contingent consideration of $2,229 and an adjustment for imputed interest of $73 for the six months ended June 30, 2015.

The amount reported in the table above for the six months ended June 30, 2015 and 2014 includes the amount of undistributed earnings attributable to the mandatorily redeemable noncontrolling interests that is distributed on a quarterly basis.

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

(o)	Derivative Instruments and Hedging Activity

The Company periodically uses derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain auction and liquidation engagements with operations outside the United States. At June 30, 2015, the Company’s use of derivatives consists of a forward exchange contract agreement in the amount of $1,870 Canadian dollars.  The forward exchange contract is required to be settled anytime between June 27, 2015 and August 31, 2015.  The net gains and losses from foreign exchange contracts are reported as a component of selling, general and administrative expenses in the condensed consolidated financial statements. The net loss from forward exchange contracts was $54 and $40 during the three and six months ended June 30, 2015.

(p)	Foreign Currency Translation

The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. Equity accounts of foreign subsidiaries are translated at the historical rate. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. Foreign currency transaction losses were $207 and $315 during the three and six months ended June 30, 2015. Foreign currency transaction gains were $5 and $44 during the three and six months ended June 30, 2014. These amounts are included in selling, general and administrative expenses in our condensed consolidated statements of operations.

(q)	Share-based Compensation

Share-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period for all stock-based awards granted or modified. The awards principally consist of grants of restricted stock units with the fair value of the award, adjusted for estimated forfeitures. In accordance with the applicable accounting guidance, the grant of restricted stock units are classified as equity based awards.

(r)	Supplemental Cash Flows Disclosure

During the six months ended June 30, 2015, supplemental non-cash activity included a decrease in goods held for sale or auction of $4,026, a decrease in prepaid expenses of $2,531, and a decrease of note payable of $6,570 related to the bankruptcy filing of Great American Group Energy and Equipment, LLC (“GAGEE”), a wholly-owned special purpose subsidiary of the Company, in the first quarter of 2015 as more fully described in Note 8.

(s)	Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements in 2014 to conform to the current year presentation. During the three and six months ended June 30, 2014, $382 and $578, respectively, of costs were reclassified from selling, general and administrative costs to direct costs in the valuation and appraisal segment.

(t)	Recent Accounting Pronouncements

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The guidance is effective for our annual and interim periods beginning in 2016. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this statement will impact future presentation and disclosures of the financial statements.

NOTE 3— ACQUISITIONS

Acquisition of MK Capital

On January 2, 2015 the Company entered into a purchase agreement to acquire all of the equity interests of MK Capital, a wealth management business with operations primarily in New York. The terms of the purchase agreement required the sellers to meet certain pre-closing conditions. On February 2, 2015, the closing conditions were satisfied and the Company completed the purchase of MK Capital for a total purchase price of $9,386. The purchase price is comprised of a cash payment in the amount of $2,500 and 333,333 newly issued shares of the Company’s common stock at closing which were valued at $2,687 for accounting purposes determined based on the closing market price of the Company’s shares of common stock on the acquisition date on February 2, 2015, less a 19.4% discount for lack of marketability as the shares issued are subject to certain restrictions that limit their trade or transfer. The purchase agreement also requires the payment of contingent consideration in the form of future cash payments with a fair value of $2,229 and the issuance of common stock with a fair value of $1,970. The contingent cash consideration of $2,229 has been recorded based on the payment of the contingent cash consideration of $1,250 on the first anniversary date of the closing (February 2, 2016) and a final cash payment of $1,250 on the second anniversary date of the closing (February 2, 2017) to the former members of MK Capital discounted at 8.0% per annum (initial discount of $271). In accordance with ASC 805, “Business Combination”, the contingent consideration liability has been classified as a liability on the acquisition date. Imputed interest expense totaled $44 and $73 for the three and six months ended June 30, 2015. The balance of the contingent consideration liability was $2,302 at June 30, 2015 (discount of $198 at June 30, 2015) and has been recorded as contingent consideration liability – current portion in the amount of $1,195 and contingent consideration liability, net of current portion in the amount of $1,107 in the condensed consolidated balance sheet. The fair value of the contingent stock consideration in the amount of $1,970 has been classified as equity in accordance with ASC 805, “Business Combinations”, and is comprised of the issuance of 166,667 shares of common stock on the first anniversary date of the closing (February 2, 2016) and 166,666 shares of common stock on the second anniversary date of the closing (February 2, 2017). The contingent cash and stock consideration is payable on the first and second anniversary dates of the closing provided that MK Capital generates a minimum amount of gross revenues as defined in the purchase agreement for the twelve months following the first and second anniversary dates of the closing. The acquisition of MK Capital allows the Company to expand into the wealth management business.

In connection with the issuance of common stock to the members of MK Capital, the Company entered into a registration rights agreement which allows the selling members of MK Capital to register their shares upon the Company filing a prospectus or registration statement at any time subsequent to the acquisition of MK Capital. The Company filed a registration statement with the Securities and Exchange Commission on May 22, 2015 that covers the resale of the common stock issued and potentially issuable in the acquisition of MK Capital, and such registration statement, as amended, was declared effective on July 2, 2015.

The preliminary purchase price allocation was as follows:

Tangible assets acquired and assumed:
Cash and cash equivalents	$49
Accounts receivable	8
Prepaid expenses and other assets	30
Property and equipment	15
Accounts payable and accrued liabilities	(87)
Customer relationships	2,400
Goodwill	6,971

Total	$9,386

The amount of revenue and earnings attributable to MK Capital in the Company’s condensed consolidated statement of operations during the three and six months ended June 30, 2015 were as follows:

		Period from
	Three Months	February 2, 2015
	Ended	through
	June 30, 2015	June 30, 2015
Revenues	$514	$806
Income before income taxes	155	193

The pro forma financial information for the three and six months ended June 30, 2015 and 2014 as if the MK Capital acquisition had occurred on January 1, 2014 is in management’s opinion immaterial to the pro forma financial information amounts reported below.

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

	Pro Forma Unaudited
	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Revenues	$22,069	$51,114
Net income (loss) attributable to B. Riley Financial, Inc.	$268	$(235)

Basic earnings (loss) per share	$0.03	$(0.03)
Diluted earnings (loss) per share	$0.03	$(0.03)
Weighted average basic shares outstanding	8,561,982	7,100,203
Weighted average diluted shares outstanding	8,622,224	7,100,203

NOTE 4— ACCOUNTS RECEIVABLE

The components of accounts receivable, net, include the following:

	June 30,	December 31,
	2015	2014
Accounts receivable	$22,837	$7,797
Investment banking fees, commissions and other receivables	1,159	1,608
Unbilled receivables	401	1,421
Total accounts receivable	24,397	10,826
Allowance for doubtful accounts	(973)	(728)
Accounts receivable, net	$23,424	$10,098

Additions and changes to the allowance for doubtful accounts consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$788	$275	$728	$275
Add: Additions to reserve	195	33	255	33
Add: Additions from B. Riley & Co., Inc. Acquisition	—	31		31
Less: Write-offs	(10)	(8)	(10)	(8)
Less: Recoveries	—	—	—	—
Balance, end of period	$973	$331	$973	$331

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

NOTE 5— GOODS HELD FOR SALE OR AUCTION

	June 30, 2015	December 31, 2014
Machinery and equipment	$—	$4,026
Aircraft parts and other	39	91
Total	$39	$4,117

Goods held for sale or auction includes machinery and equipment and aircraft parts. At December 31, 2014, machinery and equipment consisted of five oils rigs with a carrying value of $4,026 which includes a lower-of-cost or market adjustment of $1,782 for one of the oil rigs. Aircraft parts and other is primarily comprised of aircraft parts with a carrying value of $39 and $91 which includes a lower of cost or market adjustment of $1,329 at June 30, 2015 and $1,297 at December 31, 2014.

The machinery and equipment with a carrying value of $4,026 as of December 31, 2014 served as collateral for the related note payable, which had an outstanding principal amount of $6,570 as of December 31, 2014. The machinery and equipment was owned by GAGEE, a wholly-owned special purpose subsidiary of the Company, which filed for bankruptcy in the first quarter of 2015 as more fully described in Note 8. As a result of the bankruptcy filing, the asset and liabilities of GAGEE including the machinery and equipment of $4,026 at December 31, 2014, is no longer consolidated in the Company’s consolidated financial statements.

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

Other intangible assets increased from $2,799 at December 31, 2014 to $4,991 at June 30, 2015 from the acquisition of MK Capital. Other intangible assets includes $1,600 for the tradename of B. Riley and $1,200 for customer relationships in connection with the acquisition of BRC on June 18, 2014 and $2,400 for customer relationships related to the acquisition of MK Capital on February 2, 2015. The customer relationships are being amortized over their estimated useful lives of 4 to 13 years and the tradename is not being amortized since it has an indefinite life. Amortization expense was $116 and $208 for the three and six months ended June 30, 2015 and $9 for each of the three and six month periods ended June 30, 2014.

NOTE 7— CREDIT FACILITIES

 Credit facilities consist of the following arrangements:

(a)      $100,000 Asset Based Credit Facility

On July 15, 2013, the Company entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo Bank”) that amended and restated that certain First Amended and Restated Credit Agreement dated as of December 31, 2010. The maximum revolving loan amount under the asset based credit facility remains at $100,000, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect), and the maturity date has been extended from July 16, 2013 to July 15, 2018. The asset based credit facility can be used for borrowings and letter of credit obligations up to the aggregate amount of $100,000, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect). The interest rate for each revolving credit advance under the Credit Agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The restated Credit Agreement removed the Company’s United Kingdom subsidiary as a party to such agreement and the concept of borrowings thereunder for certain transactions in the United Kingdom. On March 19, 2014, the Company entered into a separate credit agreement (a “UK Credit Agreement”) with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom. The facility allows the Company to borrow up to 50 million British Pounds. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $100,000 credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The credit facility also provides for success fees in the amount of 5% to 20% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. On July 15, 2014, the Company entered into a further amendment to the Credit Agreement whereby Wells Fargo Bank consented to the reverse stock split, Private Placement, repayment of long-term debt as more fully described in Note 8, and the acquisition of BRC. Interest expense totaled $175 (including success fees of $119 and amortization of deferred loan fees of $24) and $89 (including success fees of $62 and amortization of deferred loan fees of $37) for the three months ended June 30, 2015 and 2014, respectively, and $321 (including success fees of $119 and amortization of deferred loan fees of $47) and $238 (including success fees of $162 and amortization of deferred loan fees of $50) for the six months ended June 30, 2015 and 2014, respectively, There was no outstanding balance under this credit facility at June 30, 2015 and the outstanding balance under this credit facility was $18,506 at December 31, 2014.

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

(b)      Line of Credit

 On May 17, 2011, GAAV entered into a Loan and Security Agreement (Accounts Receivable Line of Credit) (the “Line of Credit”) with BFI Business Finance (“BFI”). The Line of Credit is collateralized by the accounts receivable of GAAV and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Line of Credit, with maximum borrowings not to exceed $2,000. The interest rate under the Line of Credit is the prime rate plus 2% (6% at June 30, 2015), payable monthly in arrears. The Line of Credit was amended effective February 3, 2012 and the maximum borrowings allowed was increased from $2,000 to $3,000. The maturity date of the Line of Credit is February 3, 2016 and the maturity date may be extended for successive periods equal to one year, unless GAAV gives BFI written notice of its intent to terminate the Line of Credit at least thirty days prior to the maturity date of the Line of Credit. BFI has the right to terminate the Line of Credit at its sole discretion upon giving sixty days’ prior written notice to GAAV. In connection with the Line of Credit, GAG, LLC entered into a limited continuing guaranty of GAAV’s obligations under the Line of Credit. At June 30, 2015, there was $3,956 of accounts receivable as collateral for the Line of Credit and total borrowings outstanding of $127. There was $2,873 available and unused on the Line of Credit at June 30, 2015. Interest expense totaled $16 for each of the three month periods ended June 30, 2015 and 2014 and $66 and $25 for the six months ended June 30, 2015 and 2014, respectively.

NOTE 8— NOTES PAYABLE

Notes-payable debt consists of the following arrangements:

	June 30,	December 31,
	2015	2014
Note payable collateralizeed by machinery and equipment	$—	$6,570
$4,500 notes payable to related party - Riley Investment Partners, L.P.	—	—
Total notes payable, current portion	$—	$6,570

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

On January 11, 2015, GAGEE filed a voluntary petition with the United States Bankruptcy Court for the Northern District of Texas for relief under Chapter 7 of Title 11 of the United States Code. At December 31, 2014, GAGEE had total assets of $6,557 and total liabilities of $6,570. Total assets included $2,531 of other receivables included in prepaid and other current assets and $4,026 of goods held for sale which was comprised of five oil rigs (see Note 5). Total liabilities include the $6,570 of notes payable discussed above that is collateralized by the assets of GAGEE. As a result of such bankruptcy filing, the assets and liabilities of GAGEE described above are no longer be consolidated in the Company’s consolidated financial statements for periods subsequent to such bankruptcy filing. In January 2015, upon GAGEE’s filing for bankruptcy the Company recorded a loss on the deconsolidation of GAGEE of $13. On June 29, 2015, the trustee handling the bankruptcy case for GAGEE was discharged and the bankruptcy case was closed. As a result of this process, the Lenders are proceeding with the disposition of the assets of GAGEE in accordance with their security interest in connection with their loan. At the present time, the Company does not have any remaining investment nor any obligations with respect to GAGEE’s liabilities. The Company intends to dissolve GAGEE and wind up its business. If any future expenses or losses are incurred by GAGEE during its wind up, the Company will record its share of losses under the equity method of accounting. Management does not expect these events or any subsequent related actions regarding GAGEE will have a material impact on the consolidated financial position of the Company.

(b) $4,500 Note Payable to Related Party – Riley Investment Partners, L.P.

In March 2015, the Company had capital deployed for three retail liquidation engagements. On March 10, 2015, the Company borrowed $4,500 from Riley Investment Partners, L.P. (“RIP”) in accordance with the subordinated unsecured promissory note (the “RIP Note”). The principal amount of $4,500 for the RIP Note accrues interest at the rate of 10% per annum (or 15% in the event of a default under the RIP Note). The borrowings are for short-term working capital needs and capital for other retail liquidation engagements. RIP is also is entitled to a success fee (the “Success Fee”) of 20% of the net profit, if any, earned by the Company in connection with a designated liquidation transaction. Pursuant to the terms of the RIP Note, under no circumstances shall the Company be obligated to pay RIP any portion of the combined amount of interest and the Success Fee which exceeds twelve percent (12%) of the $4,500 principal amount of the RIP Note. The outstanding principal amount, together with the accrued and unpaid interest and the Success Fee, are due and payable by the Company on March 9, 2016. The RIP Note is subordinated in certain respects to the Company’s guaranty relating to its existing credit facility with Wells Fargo Bank, National Association and, in the event of certain insolvency proceedings, with respect to such credit facility itself, as well as to any other indebtedness of the Company to the extent required by the documents governing the repayment thereof. Interest expense on the RIP Note totaled $181 and $207 for the three and six months ended June 30, 2015, which includes success fees of $ $140. The RIP Note was repaid on May 4, 2015.

Riley Investment Management LLC, a wholly owned subsidiary of the Company, is the general partner of RIP. Bryant Riley, the Chief Executive Officer and Chairman of the Board of Directors of the Company, owns or controls approximately 45% of the equity interests of RIP. In addition, Thomas Kelleher, the President of the Company, and one other employee of the Company, own or control de minimis amounts of the equity interests of RIP. After considering the economic interests of Mr. Riley and Mr. Kelleher in the RIP Note and comparing the terms of the RIP Note to terms that may have been available from unaffiliated third parties, the disinterested members of the Company’s Board of Directors unanimously approved the issuance of the RIP Note.

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

Interest expense was $341 and $808 for the three and six months ended June 30, 2014.

NOTE 9— INCOME TAXES

The Company’s effective income tax rate was 38.4% for the six months ended June 30, 2015 and the effective benefit rate was (41.6)% for the six months ended June 30, 2014. The effective income tax rate for the six months ended June 30, 2015 is lower than the statutory federal and state income tax rate due to the tax differential on net income attributable to noncontrolling interests during the six months ended June 30, 2015.

As of June 30, 2015, the Company had federal net operating loss carryforwards of approximately $19,464, state net operating loss carryforwards of approximately $19,678, and foreign tax credit carryforwards of $342. The Company’s federal net operating loss carryforwards will expire in the tax year ending December 31, 2030, the state net operating loss carryforwards will expire in 2032, and the foreign tax credit carryforwards will expire in 2022.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. As a result of the common stock offering that was completed on June 5, 2014, the Company had a more than 50% ownership shift in accordance with Internal Revenue Code Section 382. Accordingly, the Company may be limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of June 30, 2015, the Company believes that the net operating loss that existed as of the more than 50% ownership shift will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance.

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

NOTE 10— EARNINGS PER SHARE

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Basic common shares outstanding exclude 66,000 common shares that are held in escrow and subject to forfeiture that were issued to the former Great American members upon the final settlement of claims for goods held for sale in connection with the Acquisition. Dilutive common shares outstanding includes contingently issuable shares that are currently in escrow and subject to release if the conditions for the final settlement of claims for goods held for sale in connection with the Acquisition were satisfied at the end of the respective periods. Weighted average diluted shares outstanding during the three and six months ended June 30, 2014 exclude 45,159 shares from the computation of net loss per diluted share because the impact would have been anti-dilutive.

Basic and diluted earnings (loss) per share was calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss) attributable to B. Riley Financial, Inc.	$8,664	$(777)	$11,346	$(2,111)

Weighted average shares outstanding:
Basic	16,237,860	4,972,203	16,177,824	3,212,929
Effect of dilutive potential common shares:
Restricted stock units	28,091	—	14,046	—
Contingently issuable shares	44,878	—	44,878	—
Diluted	16,310,829	4,972,203	16,236,748	3,212,929

Basic income (loss) per share	$0.53	$(0.16)	$0.70	$(0.66)
Diluted income (loss) per share	$0.53	$(0.16)	$0.70	$(0.66)

NOTE 11— COMMITMENTS AND CONTINGENCIES

Legal Matters

In January 2015, the Company was served with a lawsuit that seeks to assert claims of breach of contract and other matters in connection with auction services provided to a debtor.  The proceeding is pending in the bankruptcy case of the debtor and its affiliates (the “Debtor”).  In the lawsuit, a former landlord of the Debtor generally alleges that the Company and a joint venture partner were responsible for contamination while performing services in connection with the auction of certain assets of the Debtor and is seeking $10,000.  The Company has filed a Motion to Dismiss the Complaint and has indicated that it will deny the material averments in the Complaint.   In May 2015, the plaintiff filed an Opposition to the Motion to Dismiss and in June 2015, the Company filed a Reply Brief with the Court.  The Company is vigorously defending this lawsuit. This lawsuit is in the initial stages, the financial impact to the Company, if any, cannot be estimated.

The Company is subject to certain legal and other claims that arise in the ordinary course of its business. The Company does not believe that the results of these claims are likely to have a material effect on its consolidated financial position or results of operations.

Commitments

In April 2015, the Company formed GACP I, L.P. (“GACP”), a direct lending fund that focuses on providing asset-based debt loans to middle market companies. Great American Capital Partners, a wholly owned subsidiary of the Company, is the general partner and manager of GACP. In connection with the formation of GACP, the Company has committed to invest $5,000 in exchange for a 5% partnership interest in GACP. As of June 30, 2015, the Company has funded $1,125, which is included in other assets in the condensed consolidated balance sheet, of the $5,000 commitment to invest in GACP.

NOTE 12— SHARE BASED PAYMENTS

On May 9, 2015, the Company granted restricted stock units representing 492,862 shares of common stock with a total fair value of $5,171 to certain employees and directors of the Company. The restricted stock units vest, and the shares of common stock underlying such awards are issuable, one-third on December 10, 2015, one-third on December 10, 2016, and one-third on December 10, 2017. Share based compensation expense for the restricted stock units was $381 during each of the three and six months ended June 30, 2015. On May 9, 2015, the Company also paid a stock bonus amounting to 5,600 fully vested shares of common stock with a total value of $59 to certain employees. Of the 5,600 common shares that vested upon grant, 2,304 common shares were forfeited by the employees to pay for employment withholding taxes during the second quarter of 2015. During 2015, 6,943 restricted stock units were forfeited and there are 485,919 restricted stock units that remain unvested as of June 30, 2015. As of June 30, 2015, the expected remaining unrecognized share based compensation expense of $4,468 will be expensed over a weighted average period of 1.5 years.

NOTE 13— RELATED PARTY TRANSACTIONS

At June 30, 2015, amounts due from related party of $1,097 represents amounts due from CA Global Partners, LLC (“CA Global”). As December 31, 2014, amounts due to related party of $213 represents amounts due to CA Global. CA Global is one of the members of Great American Global Partners, LLC (“GA Global Ptrs”), a majority owned subsidiary of the Company, which started operations in the first quarter of 2013. The amount receivable at June 30, 2015 is comprised of expenses paid by the Company and amounts advanced to CA Global and amounts payable at December 31, 2014 is comprised of expenses that were paid on behalf of the Company by CA Global in connection with certain auctions of wholesale and industrial machinery and equipment that they were managed on behalf of GA Global Ptrs.

NOTE 14— BUSINESS SEGMENTS

The Company’s operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally. The Company has several operating subsidiaries through which it delivers specific services. The Company provides auction, liquidation, capital advisory, financing, real estate, and other services to stressed or distressed companies in a variety of diverse industries that have included apparel, furniture, jewelry, real estate, and industrial machinery. The Company also provides appraisal and valuation services for retail and manufacturing companies. As a result of the acquisition of BRC, the Company provides investment banking, corporate finance, research, sales and trading services to corporate, institutional and high net worth clients. In addition, with the acquisition of MK Capital in 2015, the Company also provides wealth management services in the Capital Markets segment.

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

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Auction and Liquidation reportable segment:
Revenues - Services and fees	$18,012	$6,085	$23,134	$11,230
Revenues - Sale of goods	6,019	—	10,466	9,268
Total revenues	24,031	6,085	33,600	20,498
Direct cost of services	(5,337)	(2,333)	(8,920)	(5,038)
Cost of goods sold	(2,181)	—	(3,071)	(9,064)
Selling, general, and administrative expenses	(4,501)	(3,092)	(6,465)	(5,832)
Depreciation and amortization	(93)	(31)	(102)	(73)
Segment income (loss)	11,919	629	15,042	491
Valuation and Appraisal reportable segment:
Revenues - Services and fees	7,773	8,495	15,027	15,735
Direct cost of services	(3,202)	(3,474)	(6,397)	(6,828)
Selling, general, and administrative expenses	(2,246)	(2,638)	(4,434)	(5,213)
Depreciation and amortization	(35)	(38)	(69)	(76)
Segment income	2,290	2,345	4,127	3,618
Capital markets reportable segment:
Revenues - Services and fees	13,657	367	22,865	367
Selling, general, and administrative expenses	(9,429)	(519)	(15,924)	(519)
Depreciation and amortization	(143)	(11)	(250)	(11)
Segment income	4,085	(163)	6,691	(163)
Consolidated operating income from reportable segments	18,294	2,811	25,860	3,946
Corporate and other expenses	(3,625)	(3,867)	(5,729)	(6,260)
Interest income	3	4	5	6
Interest expense	(418)	(449)	(671)	(1,077)
Income (loss) before income taxes	14,254	(1,501)	19,465	(3,385)
(Provision) benefit for income taxes	(5,685)	594	(7,460)	1,408
Net income (loss)	8,569	(907)	12,005	(1,977)
Net income attributable to noncontrolling interests	(95)	(130)	659	134
Net income (loss) attributable to B. Riley Financial, Inc.	$8,664	$(777)	$11,346	$(2,111)

Capital expenditures:
Auction and Liquidation segment	$—	$—	$—	$36
Valuation and Appraisal segment	10	1	17	1
Capital Markets segment	—	5	108	5
Corporate and Other	32	—	46	—
Total	$42	$6	$171	$42

	As of	As of
	June 30,	December 31,
	2015	2014
Total assets:
Auction and Liquidation segment	$33,281	$41,360
Valuation and Appraisal segment	12,318	9,527
Capital markets segment	65,946	48,878
Corporate and other	35,800	39,225
Total	$147,345	$138,990

NOTE 15— NET CAPITAL REQUIREMENTS

B. Riley & Co., LLC, a subsidiary of the Company, is a registered broker-dealer and, accordingly, is subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires B. Riley & Co., LLC to maintain minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As of June 30, 2015, B. Riley & Co., LLC had net capital of $14,508 (an excess of $14,107). B. Riley & Co., LLC’s net capital ratio for June 30, 2015 was 0.41 to 1.

NOTE 16— SUBSEQUENT EVENTS

On August 10, 2015, the Company’s Board of Directors approved a dividend of $0.20 per share, which will be paid on or about September 10, 2015 to stockholders of records on August 25, 2015.

On April 20, 2015, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission covering the potential offering of various securities (and securities that may be issuable upon the conversion, exercise or exchange of such securities) with an aggregate initial offering price up to $50,000,000. Such registration statement also covers the resale of the common stock issued and potentially issuable in the acquisition of MK Capital. Such registration statement, as amended, was declared effective on July 2, 2015.

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

Overview

We are a leading independent investment bank with offices in Los Angeles, Orange County, San Francisco and New York providing investment banking, corporate finance, research, wealth management, sales and trading services to corporate, institutional and high net worth clients. We are also a leading provider of asset disposition, valuation and appraisal services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional service firms throughout the United States, Canada and Europe. We now operate our business in three segments: capital markets services, auction and liquidation solutions and valuation and appraisal services.

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

Our auction and liquidation solutions segment utilizes our significant industry experience, network of highly skilled employees and scalable network of independent contractors and industry-specific advisors to tailor our services to the specific needs of a multitude of clients, logistical challenges and distressed circumstances. We have established appraisal and valuation methodologies and practices in a broad array of asset categories which have made us a recognized industry leader. Furthermore, our scale and pool of resources allow us to offer our services on a nationwide basis. Since 1995, we have participated in liquidations involving over $26 billion in aggregate asset value and auctioned assets with an estimated aggregate value of over $6 billion.

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

Historically, revenues from our auction and liquidation segment vary significantly from quarter to quarter and have a significant impact on our operating results from period to period. These revenues have historically comprised a significant amount of our total revenues and operating profits. In addition, revenues from investment banking transactions in our capital markets segment will vary from quarter to quarter in the future and have comprised a significant amount of our total revenues and operating profits. During the six months ended June 30, 2015 and year ended December 31, 2014, revenues from our auction and liquidation segment were 47.0% and 35.0% of total revenues. Our profitability in each reporting period is impacted by the number and size of retail liquidation engagements we perform on a quarterly or annual basis.

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

Effective upon the closing of the acquisition on June 18, 2014, Bryant Riley, the principal owner of BRC, was appointed as our Chief Executive Officer and Chairman. As a result of the acquisition of BRC, Bryant Riley owns approximately 24.2% of our outstanding common stock.

Revenues from the operations of BRC and MK Capital are reflected in the capital markets segment and totaled $22.9 million for the six months ended June 30, 2015, an increase of $22.5 million, from the $0.4 million of revenues from operations in the comparable the period in 2014 as the revenues in 2014 only reflect revenues from the operations of BRC from June 18, 2014, the date of acquisition, to June 30, 2014. Capital markets segment revenues for the six months ended June 30, 2015 include revenues from investment banking fees of $11.4 million, commissions and other income primarily earned from research, wealth management and sales and trading of $9.5 million, and trading gains of $2.0 million.

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

On January 2, 2015, we entered into a purchase agreement to acquire all of the membership interests of MK Capital Advisors, LLC (“MK Capital”), a wealth management business with operations primarily in New York. The terms of the purchase agreement required the seller to meet certain pre-closing conditions. On February 2, 2015, the closing conditions were satisfied and we completed the purchase of MK Capital for a total purchase price of $9.4 million. Upon closing, we paid the members of MK Capital $2.5 million in cash and issued 333,333 shares of our common stock to such members, which were valued at $2.7 million for accounting purposes determined based on the closing market price of the Company’s shares of common stock on the acquisition date on February 2, 2015, less a 19.4% discount for lack of marketability as the shares issued are subject to certain restrictions that limit their trade or transfer. The purchase agreement also requires the payment of contingent consideration in the form of future cash payments with a fair value of $2.2 million and the issuance of common stock with a fair value of $2.0 million. The contingent cash consideration has been recorded as a note payable to the former members of MK Capital, as more fully described in Note 8. The fair value of the contingent stock consideration in the amount of $2.0 million has been classified as equity in accordance with ASC 805, “Business Combinations”, and is comprised the issuance of 166,667 shares of common stock on the first anniversary date of the closing (February 2, 2016) and 166,666 shares of common stock on the second anniversary date of the closing (February 2, 2017). The contingent cash and stock consideration is payable on the first and second anniversary dates of the closing provided that MK Capital generates a minimum amount of gross revenues as defined in the purchase agreement for the twelve months following the first and second anniversary dates of the closing. The acquisition of MK Capital allows the Company to expand into the wealth management business.

On January 11, 2015, GAGEE filed a voluntary petition with the United States Bankruptcy Court for the Northern District of Texas for relief under Chapter 7 of Title 11 of the United States Code. At December 31, 2014, GAGEE had total assets of $6,557 and total liabilities of $6,570. Total assets included $2,531 of other receivables included in prepaid and other current assets and $4,026 of goods held for sale which was comprised of five oil rigs. Total liabilities include the $6,570 of notes payable discussed above that is collateralized by the assets of GAGEE.   As a result of such bankruptcy filing, the assets and liabilities of GAGEE described above are no longer be consolidated in our consolidated financial statements for periods subsequent to such bankruptcy filing.   The loss on deconsolidation of GAGEE was $13 in each of the three and six months ended June 30, 2015. On June 29, 2015, the trustee handling the bankruptcy case for GAGEE was discharged and the bankruptcy case was closed. As a result of this process, the Lenders are proceeding with the disposition of the assets of GAGEE in accordance with their security interest in connection with their loan. At the present time, the Company does not have any remaining investment nor any obligations with respect to GAGEE’s liabilities. The Company intends to dissolve GAGEE and wind up its business. If any future expenses or losses are incurred by GAGEE during its wind up, the Company will record its share of losses under the equity method of accounting. Management does not expect these events or any subsequent related actions regarding GAGEE will have a material impact on the consolidated financial position of the Company.

In February 2015, we were engaged to participate in a joint venture involving the liquidation of inventory for the going-out-of-business sale of 133 Target stores located in Canada. The joint venture provided Target Canada with a minimum guarantee of amounts to be realized from the liquidation of inventory. In connection with our portion of the guarantee, we provided a letter of credit to Target Canada in the amount of $14.0 million in February 2015. The liquidation sale of inventory was completed in April 2015 and the amounts realized from the liquidation of inventory exceed the minimum guarantee. In April 2015 the $14.0 million letter of credit provided to Target Canada was returned to us.

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

In March 2015, we were engaged to liquidate the inventory for the going-out-of-business sale of 153 CACHE retail stores located throughout the United States, Puerto Rico and Virgin Islands. We provided a minimum guarantee of amounts to be realized from the liquidation of inventory. We also acquired CACHE’s intellectual property and lease designation rights for all retail locations which we expect to market to strategic buyers and monetize these assets. The liquidation sale of inventory was completed in April 2015 and amounts realized from the liquidation of inventory exceed the minimum guarantee. Revenues from this retail liquidation engagement were recognized in the second quarter of 2015.

In March 2015, the Company had capital deployed for three retail liquidation engagements. On March 10, 2015, we borrowed $4.5 million from Riley Investment Partners, L.P. (“RIP”) in accordance with the subordinated unsecured promissory note (the “RIP Note”). The borrowings are for short-term working capital needs and capital for other retail liquidation engagements. The principal amount of $4.5 million for the RIP Note accrues interest at the rate of 10% per annum (or 15% in the event of a default under the RIP Note). RIP is also entitled to a success fee (the “Success Fee”) of 20% of the net profit, if any, earned by the Company in connection with a designated liquidation transaction. Pursuant to the terms of the RIP Note, under no circumstances shall the Company be obligated to pay to RIP any portion of the combined amount of interest and the Success Fee which exceeds twelve percent (12%) of the $4.5 million principal amount of the RIP Note. The outstanding principal amount, together with the accrued and unpaid interest and the Success Fee, are due and payable by us on March 9, 2016. The RIP Note is subordinated in certain respects to our guaranty relating to our existing credit facility with Wells Fargo Bank, National Association and, in the event of certain insolvency proceedings, with respect to such credit facility itself, as well as to any other indebtedness of ours to the extent required by the documents governing the repayment thereof. Riley Investment Management LLC, a wholly owned subsidiary of the Company, is the general partner of RIP. Bryant Riley, the Chief Executive Officer and Chairman of the Board of Directors of the Company, owns or controls approximately 45% of the equity interests of the RIP. In addition, Thomas Kelleher, the President of the Company, and one other employee of the Company, own or control de minimis amounts of the equity interests of RIP. After considering the economic interests of Mr. Riley and Mr. Kelleher in the RIP Note and comparing the terms of the RIP Note to terms that may have been available from unaffiliated third parties, the disinterested members of our Board of Directors unanimously approved the issuance of the RIP Note. The RIP Note was repaid on May 4, 2015 in accordance with its terms.

In April 2015, the Company formed GACP I, L.P. (“GACP”), a direct lending fund that focuses on providing asset-based debt loans to middle market companies. Great American Capital Partners, a wholly owned subsidiary of the Company, is the general partner in GACP. In connection with the formation of GACP, the Company has committed to invest $5.0 million in exchange for an ownership interest of 5% of GACP. As of June 30, 2015, the Company has funded $1.1 million of the $5.0 million commitment to invest in GACP.

In June 2015, we entered into an auction services agreement to auction approximately $14.7 million of transportation and field services equipment that is used in the oil and gas industry in Canada. In connection with the auction services agreement, we provided a minimum recovery value of the machinery and equipment that is to be sold on behalf of the receiver. The auction of the machinery and equipment is expected to commence in the third quarter of 2015. As part of the auction services agreement, we will earn a fee for our services and reimbursement of certain expenses, as defined in the auction services agreement, provided the total sales proceeds exceed the minimum recovery value. The auction is expected to be completed in the fourth quarter of 2015.

Effective July 16, 2015, our common stock began trading on The NASDAQ Stock Market LLC’s NASDAQ Capital Market tier, under the symbol “RILY”.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, valuation of securities, reserves for accounts receivable and slow moving goods held for sale or auction, the carrying value of goodwill and other intangible assets, the fair value of mandatorily redeemable noncontrolling interests and accounting for income tax valuation allowances can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended June 30, 2015.

Results of Operations

The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Condensed Consolidated Statements of Operations

(Dollars in thousands)

	Three Months June 30, 2015		Three Months June 30, 2014
	Amount	%	Amount	%
Revenues:
Services and fees	$39,442	86.8%	$14,947	100.0%
Sale of goods	6,019	13.2%	—	0.0%
Total revenues	45,461	100.0%	14,947	100.0%
Operating expenses:
Direct cost of services	8,539	18.8%	5,807	38.9%
Cost of goods sold	2,181	4.8%	—	0.0%
Selling, general and administrative expenses	20,072	44.1%	10,196	68.2%
Total operating expenses	30,792	67.7%	16,003	107.1%
Operating income (loss)	14,669	32.3%	(1,056)	-7.1%
Other income (expense):
Interest income	3	0.0%	4	0.0%
Interest expense	(418)	-0.9%	(449)	-2.9%
Income (loss) before income taxes	14,254	31.4%	(1,501)	-10.0%
(Provision) benefit for income taxes	(5,685)	-12.5%	594	3.9%
Net income (loss)	8,569	18.9%	(907)	-6.1%
Net loss attributable to noncontrolling interests	(95)	0.2%	(130)	0.9%
Net income (loss) attributable to B. Riley Financial, Inc.	$8,664	19.1%	$(777)	-5.2%

Revenues.

The table below and the discussion that follows are based on how we analyze our business.

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014		Change
	Amount	%	Amount	%	Amount	%
Revenues - Serivces and Fees:
Auction and Liquidation segment	$18,012	39.7%	$6,085	40.7%	$11,927	196.0%
Valuation and Appraisal segment	7,773	17.1%	8,495	56.8%	(722)	-8.5%
Capital Markets segment	13,657	30.0%	367	2.5%	13,290	n/m
Subtotal	39,442	86.8%	14,947	100.0%	24,495	163.9%

Revenues - Sale of goods Auction and Liquidation	6,019	13.2%	—	0.0%	6,019	n/m

Total revenues	$45,461	100.0%	$14,947	100.0%	$30,514	204.1%

n/m - Not applicable or not meaningful.

Total revenues increased $30.5 million, to $45.5 million during the three months ended June 30, 2015 from $15.0 million during the three months ended June 30, 2014. The increase in revenues during the three months ended June 30, 2015 was primarily due to an increase in revenues from services and fees of $24.5 million and an increase in revenues from the sale of goods of $6.0 million. The increase in revenues from services and fees of $24.5 million in 2015 was primarily due to an increase in revenues of (a) $11.9 million in the auction and liquidation segment, and (b) $13.3 million from our capital markets segment which includes the operating results from the operations of BRC which we acquired on June 18, 2014 and the operations of MK Capital which we acquired on February 2, 2015, offset by a decrease in revenues of $0.7 million in our valuation and appraisal segment. Of the $6.0 million of revenues from the sale of goods during the three months ended June 30, 2015, $5.0 million related to the retail liquidation engagement of Schoenenreus, a retailer of men’s, women’s and children’s shoes, clothing and accessories that operated 121 retail locations throughout the Netherlands. We acquired title to the retail goods from the bankruptcy trustee of Schoenenreus in March 2015 for $3.2 million and we sold all of the retail goods in the months of March and April 2015. During the three months ended June 30, 2014, we did not have any sales of goods from any retail or wholesale and industrial engagements.

Revenues from services and fees in the auction and liquidation segment increased $11.9 million, to $18.0 million during the three months ended June 30, 2015 from $6.1 million during the three months ended June 30, 2014. The increase in revenues from services and fees was primarily due to our participation in the joint venture involving the liquidation of inventory for the going-out-of-business sale of 133 Target stores located in Canada. The joint venture provided Target Canada with a minimum guarantee of amounts to be realized from the liquidation of inventory. The liquidation sale of inventory was completed in April 2015 and the amounts realized from the liquidation of inventory exceed the minimum guarantee. Revenues from our participation in the joint venture total $11.5 million during the three months ended June 30, 2015. In the comparable period in 2014, we did not have any similar large retail liquidation engagements that generated a significant amount of revenues from services and fees.

Revenues from services and fees in the valuation and appraisal segment decreased $0.7 million, to $7.8 million during the three months ended June 30, 2015 from $8.5 million during the three months ended June 30, 2014. The decrease in revenues was primarily due to a decrease in revenues of (a) $0.6 million related to appraisal engagements where we perform valuations of intellectual property and business valuations, and (b) $0.3 million from our appraisal operations in the United Kingdom which we restructured in the third quarter of 2014. These decreases in revenues were offset by an increase in revenues of $0.2 million related to appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors.

Revenues from services and fees in the capital markets segment were $13.7 million during the three months ended June 30, 2015. Capital markets segment revenues include revenues from BRC during the current quarter related to investment banking fees of $5.2 million, commissions, fees and other income primarily earned from research, sales and trading, and wealth management services of $6.1 million, and trading gains of $2.4 million. During the three months ended June 30, 2014, revenues in the capital markets segment were $0.4 million which included revenues for the period from June 18, 2014 to June 30, 2014 as a result of our acquisition of BRC on June 18, 2014.

Sale of Goods, Cost of Goods Sold and Gross Margin

Revenues from the sale of goods totaled $6.0 million during the three months ended June 30, 2015. Of the $6.0 million of revenues from the sale of goods during the three months ended June 30, 2015, $5.0 million related to the retail liquidation engagement of Schoenenreus, a retailer of men’s, women’s and children’s shoes, clothing and accessories that operated 121 retail locations throughout the Netherlands. The remaining $1.0 million of revenues related to the sale of wholesale and industrial equipment where we held title to the goods and sold them at auction and one retail liquidation engagement where we purchased augment goods and sold them during the retail liquidation engagement. Costs of goods sold were $2.2 million resulting in a gross margin of $3.8 million or 63.8% during the three months ended June 30, 2015. There were no revenues from the sale of goods or cost of goods sold during the three months ended June 30, 2014.

Operating Expenses

Direct Cost of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the three months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Auction and Liquidation Segment	Valuation and Appraisal Segment	Total	Auction and Liquidation Segment	Valuation and Appraisal Segment	Total
Revenues - Services and fees	$18,012	$7,773		$6,085	$8,495
Direct cost of services	5,337	3,202	$8,539	2,333	3,474	$5,807
Gross margin on services and fees	$12,675	$4,571		$3,752	$5,021

Gross margin percentage	70.4%	58.8%		61.7%	59.1%

Total direct cost of services increased $2.7 million, to $8.5 million during the three months ended June 30, 2015 from $5.8 million during the three months ended June 30, 2014. Direct cost of services in the auction and liquidation segment increased $3.0 million, to $5.3 million during the three months ended June 30, 2015 from $2.3 million during the three months ended June 30, 2014. The increase in expenses was primarily due to an increase in the number of fee and commission type engagements in 2015 where we contractually bill fees, commissions and reimbursable expenses as compared to the same period in 2014. Direct cost of services in the valuation and appraisal services segment decreased $0.3 million, to $3.2 million during the three months ended June 30, 2015 from $3.5 million during the three months ended June 30, 2014. The decrease in direct cost of services in the valuation and appraisal segment was primarily due to a slight decrease in payroll and related expenses during the three months ended June 30, 2015 as compared to the same period in 2014.

Gross margin in the auction and liquidation segment for services and fees increased to 70.4% of revenues during the three months ended June 30, 2015, as compared to 61.7% of revenues during the three months ended June 30, 2014. The increase in the gross margin during the three months ended June 30, 2015 was primarily due to a change in the mix of fee type engagements in 2015 as compared to the same period in 2014. In the three months ended June 30, 2015, the increase in the gross margin was primarily due to the impact of the revenues we earned from our participation in the joint venture involving the liquidation of inventory for the going-out-of-business sale of 133 Target stores located in Canada.

Gross margins in the valuation and appraisal segment decreased to 58.8% of revenues during the three months ended June 30, 2015 as compared to 59.1% of revenues during the three months ended June 30, 2014. The decrease in the gross margin is primarily to the impact of the decrease in revenues related to appraisal engagements where we perform valuations of intellectual property and business valuations as discussed above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended June 30, 2015 and 2014 were comprised of the following:

Selling, General and Administrative Expenses

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014		Change
	Amount	%	Amount	%	Amount	%
Auction and Liquidation segment	$4,594	22.9%	$3,123	30.6%	$1,471	47.1%
Valuation and Appraisal segment	2,281	11.4%	2,676	26.2%	(395)	-14.8%
Capital Markets segment	9,572	47.6%	530	5.2%	9,042	n/m
Corporate and Other segment	3,625	18.1%	3,867	38.0%	(242)	-6.3%
Total selling, general & administrative expenses	$20,072	100.0%	$10,196	100.0%	$9,876	96.9%

Total selling, general and administrative expenses increased $9.9 million, or 96.9%, to $20.1 million during the three months ended June 30, 2015 from $10.2 million for the three months ended June 30, 2014. The increase was primarily due to an increase in selling, general and administrative expenses of (a) $9.0 million in the capital markets segment as a result of the acquisition of BRC on June 18, 2014 and MK Capital on February 2, 2015, and (b) $1.5 million in the auction and liquidation segment, offset by decreases in selling general and administrative expenses of (a) $0.4 million in the valuation and appraisal segment and (b) $0.2 million in corporate and other.

Selling, general and administrative expenses in the auction and liquidation segment increased $1.5 million, or 47.1%, to $4.6 million during the three months ended June 30, 2015 from $3.1 million for the three months ended June 30, 2014. The increase was primarily due to an increase in payroll and related expenses due to an increase in incentive compensation and bonuses during the three months ended June 30, 2015 as a result of the increase in operating profit in the auction and liquidation segment in 2015. The increase in incentive compensation in 2015 was offset by a decrease in payroll and other operating expenses of $0.5 million related to the operations of our former real estate advisory services division.

Selling, general and administrative expenses in the valuation and appraisal segment decreased $0.4 million, or 14.8%, to $2.3 million during the three months ended June 30, 2015 from $2.7 million for the three months ended June 30, 2014. The decrease in operating expenses of $0.4 million was primarily due to a decrease in operating expenses from our valuation and appraisal business in Europe resulting from the restructuring of the operations in the third quarter of 2014.

Selling, general and administrative expenses in the capital markets segment were $9.6 million during the three months ended June 30, 2015. The operating expenses for BRC in 2015 reflects the operating expenses of BRC for the entire three month period ended June 30, 2015 as compared to the prior year which includes the operating expenses of BRC for the period from June 18, 2014, the date of acquisition, through June 30, 2014.

Selling, general and administrative expenses for corporate and other decreased $0.2 million, or 6.3%, to $3.6 million during the three months ended June 30, 2015 from $3.8 million for the three months ended June 30, 2014. The decrease was primarily due to a decrease in payroll and related expenses as a result of the restructuring in the third quarter of 2014 which resulted in a reduction of corporate headcount and the closure of our office in Deerfield, Illinois.

Other Income (Expense). Other income consisted of interest income that was less than $0.1 million during each of the three month periods ended June 30, 2015 and 2014. Other expense is comprised of interest expense which totaled $0.4 million during the each of the three month periods ended June 30, 2015 and 2014. Interest expense during the three months ended June 30, 2015 was primarily comprised of interest expense on our revolving credit facility and borrowings during the period we incurred in connection with our retail liquidation engagements. In the prior year three months ended June 30, 2014, interest expense primarily related to the $48.8 million of long-term debt payable to Andrew Gumaer and Harvey Yellen that was outstanding during the period until it was retired on June 5, 2014 as more fully discussed in Note 8 to the condensed consolidated financial statements.

Income (Loss) Before Income Taxes. Income before income taxes was $14.3 million during the three months ended June 30, 2015 as compared to a loss before income taxes of $1.5 million during the three months ended June 30, 2014. The increase in income before income taxes of $15.8 million during the three months ended June 30, 2015 as compared to the loss in such period in 2014 was primarily due to (a) an increase in operating income of $11.3 million in our auction and liquidation segment, and $4.3 million in our capital markets segment, and (b) a decrease in corporate overhead of $0.2 million as discussed above.

(Provision) Benefit For Income Taxes. Provision for income taxes was $5.7 million during the three months ended June 30, 2015 as compared to a benefit for income taxes of $0.6 million during the three months ended June 30, 2014. The effective income tax rate was 39.9% during the three months ended June 30, 2015 and a benefit of 39.6% during the three months ended June 30, 2014.

Net Loss Attributable to Noncontrolling Interest. Net loss attributable to noncontrolling interests represents the proportionate share of net income generated by Great American Global Partners, LLC in 2015 and 2014 that we do not own. The net loss attributable to noncontrolling interests was $0.1 million during each of the three month periods ended June 30, 2015 and 2014.

Net Income (Loss) Attributable to the Company. Net income attributable to the Company for the three months ended June 30, 2015 was $8.7 million compared to a net loss of $0.8 million during the three months ended June 30, 2014. The increase in net income during the three months ended June 30, 2015 as compared to the same period in 2014 was primarily due to the increase in operating income in our Auction and Liquidations segment and Capital Markets segment as more fully described above.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Condensed Consolidated Statements of Operations

(Dollars in thousands)

	Six Months June 30, 2015		Six Months June 30, 2014
	Amount	%	Amount	%
Revenues:
Services and fees	$61,026	85.4%	$27,332	74.7%
Sale of goods	10,466	14.6%	9,268	25.3%
Total revenues	71,492	100.0%	36,600	100.0%
Operating expenses:
Direct cost of services	15,317	21.4%	11,866	32.4%
Cost of goods sold	3,071	4.3%	9,064	24.8%
Selling, general and administrative expenses	32,973	46.1%	17,984	49.1%
Total operating expenses	51,361	71.8%	38,914	106.3%
Operating income (loss)	20,131	28.2%	(2,314)	-6.3%
Other income (expense):
Interest income	5	0.0%	6	0.0%
Interest expense	(671)	-1.0%	(1,077)	-2.9%
Income (loss) before income taxes	19,465	27.2%	(3,385)	-9.2%
(Provision) benefit for income taxes	(7,460)	-10.4%	1,408	3.8%
Net income (loss)	12,005	16.8%	(1,977)	-5.4%
Net income attributable to noncontrolling interests	659	-0.9%	134	-0.4%
Net income (loss) attributable to B. Riley Financial, Inc.	$11,346	15.9%	$(2,111)	-5.8%

Revenues.

The table below and the discussion that follows are based on how we analyze our business.

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014		Change
	Amount	%	Amount	%	Amount	%
Revenues - Serivces and Fees:
Auction and Liquidation segment	$23,134	32.4%	$11,230	30.7%	$11,904	106.0%
Valuation and Appraisal segment	15,027	21.0%	15,735	43.0%	(708)	-4.5%
Capital Markets segment	22,865	32.0%	367	1.0%	22,498	n/m
Subtotal	61,026	85.4%	27,332	74.7%	33,694	123.3%

Revenues - Sale of goods
Auction and Liquidation	10,466	14.6%	9,268	25.3%	1,198	n/m
Total revenues	$71,492	100.0%	$36,600	100.0%	$34,892	95.3%

n/m - Not applicable or not meaningful.

Total revenues increased $34.9 million, to $71.5 million during the six months ended June 30, 2015 from $36.6 million during the six months ended June 30, 2014. The increase in revenues during the six months ended June 30, 2015 was primarily due to an increase in revenues from services and fees of $33.7 million and an increase in revenues from the sale of goods of $1.2 million. The increase in revenues from services and fees of $33.7 million in 2015 was primarily due to an increase in revenues of (a) $11.9 million in the auction and liquidation segment, and (b) $22.5 million from our capital markets segment which includes the operating results from the operations of BRC which we acquired on June 18, 2014 and the operations of MK Capital which we acquired on February 2, 2015, offset by a decrease in revenues of $0.7 million in our valuation and appraisal segment. Revenues from the sale of goods during the six months ended June 30, 2015 included $9.4 million related to the retail liquidation engagement of Schoenenreus, a retailer of men’s, women’s and children’s shoes, clothing and accessories that operated 121 retail locations throughout the Netherlands, and the remaining $1.1 million of revenues related the sale of wholesale and industrial equipment where we held title to the goods and sold them at auction and one retail liquidation engagement where we purchased augment goods and sold them during the retail liquidation engagement. We completed the sale of all of the retail goods that we acquired title to from the bankruptcy trustee of Schoenenreus in April 2015. In the comparable period during the six months ended June 30, 2014, the $9.3 million of revenues from the sale of goods was primarily related to an auction of a large industrial plant where we purchased the machinery and equipment and completed the sale of the machinery and equipment during the first quarter of 2014.

Revenues from services and fees in the auction and liquidation segment increased $11.9 million, to $23.1 million during the six months ended June 30, 2015 from $11.2 million during the six months ended June 30, 2014. The increase in revenues from services and fees in 2015 was primarily due to our participation in the joint venture involving the liquidation of inventory for the going-out-of-business sale of 133 Target stores located in Canada, offset by a decrease in revenues of $1.4 million related to the operations of our real estate advisory services division. The joint venture provided Target Canada with a minimum guarantee of amounts to be realized from the liquidation of inventory. The liquidation sale of inventory was completed in April 2015 and the amounts realized from the liquidation of inventory exceed the minimum guarantee. Revenues from our participation in the joint venture were $13.0 million during the six months ended June 30, 2015. In the comparable period in 2014, we did not have any similar large retail liquidation engagements that generated a significant amount of revenues from services and fees.

Revenues from services and fees in the valuation and appraisal segment decreased $0.7 million, to $15.0 million during the six months ended June 30, 2015 from $15.7 million during the six months ended June 30, 2014. The decrease in revenues was primarily due a decrease in revenues of (a) $1.1 million related to appraisal engagements where we perform valuations of intellectual property and business valuations, and (b) $0.7 million from our appraisal operations in the United Kingdom which we restructured in the third quarter of 2014. These decreases in revenues were offset by an increase in revenues of (a) $0.4 million related to appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors, and (b) $0.7 million for appraisals of machinery and equipment.

Revenues from services and fees in the capital markets segment were $22.9 million during the six months ended June 30, 2015. Capital markets segment revenues include revenues from BRC during the six months related to investment banking fees of $11.4 million, commissions, fees and other income primarily earned from research, sales and trading, and wealth management services of $9.5 million, and trading gains of $2.0 million. During the six months ended June 30, 2014, revenues in the capital markets segment were $0.4 million which included revenues for the period from June 18, 2014 to June 30, 2014 as a result of our acquisition of BRC on June 18, 2014.

Sale of Goods, Cost of Goods Sold and Gross Margin

Revenues from the sale of goods of $10.5 million during the six months ended June 30, 2015 was primarily due to the sale of retail goods related to the retail liquidation engagement of Schoenenreus. Cost of goods sold were $3.1 million resulting in a gross margin of $7.4 million or 70.7% during the six months ended June 30, 2015. Revenues from the sale of goods of $9.3 million during the six months ended June 30, 2014 was primarily due to the sale of goods related to an auction of an industrial plant where we sold machinery and equipment at an auction we held during the first quarter of 2014. Cost of goods sold were $9.1 million resulting in a gross margin of $0.2 million or 2.2% during the six months ended June 30, 2014.

Operating Expenses

Direct Cost of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the six months ended June 30, 2015 and 2014 are as follows:

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Auction and Liquidation Segment	Valuation and Appraisal Segment	Total	Auction and Liquidation Segment	Valuation and Appraisal Segment	Total
Revenues - Services and fees	$23,134	$15,027		$11,230	$15,735
Direct cost of services	8,920	6,397	$15,317	5,038	6,828	$11,866
Gross margin on services and fees	$14,214	$8,630		$6,192	$8,907
Gross margin percentage	61.4%	57.4%		55.1%	56.6%

Total direct cost of services increased $3.4 million, to $15.3 million during the six months ended June 30, 2015 from $11.9 million during the six months ended June 30, 2014. The increase in direct cost of services is primarily due to an increase in direct cost of services of $3.9 million in the auction and liquidation segment, offset by a decrease in direct cost of services of $0.4 million in the valuation and appraisal segment. Direct cost of services in the auction and liquidation segment increased $3.9 million, to $8.9 million during the six months ended June 30, 2015 from $5.0 million during the six months ended June 30, 2014. The increase in expenses was primarily due to an increase in the number of fee and commission type engagements in 2015 where we contractually bill fees, commissions and reimbursable expenses as compared to the same period in 2014. Direct cost of services in the valuation and appraisal services segment decreased $0.4 million, to $6.4 million during the six months ended June 30, 2015 from $6.8 million during the six months ended June 30, 2014. The decrease in direct cost of services in the valuation and appraisal segment was primarily due to a slight decrease in headcount from productivity and efficiencies we gained in 2015.

Gross margin in the auction and liquidation segment for services and fees increased to 61.4% of revenues during the six months ended June 30, 2015, as compared to 55.1% of revenues during the six months ended June 30, 2014. The increase in the gross margin during the six months ended June 30, 2015 was primarily due to a change in the mix of fee type engagements in 2015 as compared to the same period in 2014. In the six months ended June 30, 2015, the increase in the gross margin was primarily due to the impact of the revenues we earned from our participation in the joint venture involving the liquidation of inventory for the going-out-of-business sale of 133 Target stores located in Canada.

Gross margins in the valuation and appraisal segment increased to 57.4% of revenues during the six months ended June 30, 2015 as compared to 56.6% of revenues during the six months ended June 30, 2014. The increase in the gross margin is primarily to due to the increased productivity we experienced during the six months ended June 30, 2015 from the increase in business and revenues from the appraisals for machinery and equipment as compared to the same period in 2014.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses during the six months ended June 30, 2015 and 2014 were comprised of the following:

Selling, General and Administrative Expenses

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014		Change
	Amount	%	Amount	%	Amount	%
Auction and Liquidation segment	$6,567	19.9%	$5,905	32.8%	$662	11.2%
Valuation and Appraisal segment	4,503	13.7%	5,289	29.4%	(786)	-14.9%
Capital Markets segment	16,174	49.0%	530	2.9%	15,644	n/m
Corporate and Other segment	5,729	17.4%	6,260	34.9%	(531)	-8.5%
Total selling, general & administrative expenses	$32,973	100.0%	$17,984	100.0%	$14,989	83.3%

Total selling, general and administrative expenses increased $15.0 million, or 83.3%, to $33.0 million during the six months ended June 30, 2015 from $18.0 million for the six months ended June 30, 2014. The increase was primarily due to an increase in selling, general and administrative expenses of (a) $15.6 million in the capital markets segment as a result of the acquisition of BRC on June 18, 2014 and MK Capital on February 2, 2015 and (b) $0.7 million in the auction and liquidation segment, offset by decreases in selling, general and administrative expenses of (a) $0.8 million in the valuation and appraisal segment and (b) $0.5 million in corporate and other.

Selling, general and administrative expenses in the auction and liquidation segment increased $0.7 million, or 11.2%, to $6.6 million during the six months ended June 30, 2015 from $5.9 million for the six months ended June 30, 2014. The increase was primarily due to an increase in incentive compensation and bonuses during the six months ended June 30, 2015 as a result of the increase in operating profit in the auction and liquidation segment in 2015. The increase in incentive compensation in 2015 was offset by a decrease in payroll and other operating expenses of $1.2 million related to the former operations of our GA Keen real estate advisory services division.

Selling, general and administrative expenses in the valuation and appraisal segment decreased $0.8 million, or 14.9%, to $4.5 million during the six months ended June 30, 2015 from $5.3 million for the six months ended June 30, 2014. The decrease in operating expenses of $0.8 million was primarily due to a decrease in operating expenses from our valuation and appraisal business in Europe resulting from the restructuring of the operations in the third quarter of 2014.

Selling, general and administrative expenses in the capital markets segment were $16.2 million during the six months ended June 30, 2015. The operating expenses for BRC in 2015 reflects the operating expenses of BRC for the entire six month period ended June 30, 2015 as compared to the prior year which includes the operating expenses of BRC for the period from June 18, 2014, the date of acquisition, through June 30, 2014.

Selling, general and administrative expenses for corporate and other decreased $0.6 million, or 8.5%, to $5.7 million during the six months ended June 30, 2015 from $6.3 million for the six months ended June 30, 2014. The decrease was primarily due to a decrease in payroll and related expenses as a result of the restructuring in the third quarter of 2014 which resulted in a reduction of corporate headcount and the closure of our office in Deerfield, Illinois.

Other Income (Expense). Other income consisted of interest income that was less than $0.1 million during each of the six month periods ended June 30, 2015 and 2014. Other expense is comprised of interest expense which totaled $0.7 million during the six months ended June 30, 2015, a decrease of $0.4 million from interest expense of $1.1 million during the six months ended June 30, 2014. The decrease in interest expense during the six months ended June 30, 2015 was primarily due to a decrease in interest expense of $0.8 million as a result of the early repayment of a portion of the principal balance of the related party notes payable that accrued interest at 12.0% in January 2014, the retirement of $48.8 million of face amount of long-term debt payable to Andrew Gumaer and Harvey Yellen on June 5, 2014 and the repayment of the remaining principal balance of the related party notes payable of $1.0 million on July 31, 2014 as more fully discussed in Note 8 to the condensed consolidated financial statements. The decrease in interest expense was offset by imputed interest expense of $0.1 million related to the contingent consideration for the acquisition of MK Capital in February 2015 and an increase in interest expense on the revolving line of credit.

Income (Loss) Before Income Taxes. Income before income taxes was $19.5 million during the six months ended June 30, 2015 as compared to a loss before income taxes of $3.4 million during the six months ended June 30, 2014. The increase in income before income taxes of $22.9 million during the six months ended June 30, 2015 as compared to the loss in such period in 2014 was primarily due to an increase in operating income of (a) $14.6 million in our auction and liquidation segment, (b) $6.8 million in our capital markets segment, (c) $0.5 million in our valuation and appraisal segment, and (d) a decrease in corporate overhead and interest expense of $1.0 million as discussed above.

(Provision) Benefit For Income Taxes. Provision for income taxes was $7.5 million during the six months ended June 30, 2015 as compared to a benefit for income taxes of $1.4 million during the six months ended June 30, 2014. The effective income tax rate was 38.3% during the six months ended June 30, 2015 and a benefit of 41.6% during the six months ended June 30, 2014.

Net Income (Loss) Attributable to Noncontrolling Interest. Net income (loss) attributable to noncontrolling interests represents the proportionate share of net income generated by Great American Global Partners, LLC in 2015 and 2014 that we do not own. The net income attributable to noncontrolling interests was $0.7 million during the six months ended June 30, 2015 and $0.1 million during the six months ended June 30, 2014.

Net Income (Loss) Attributable to the Company. Net income attributable to the Company for the six months ended June 30, 2015 was $11.3 million compared to a net loss of $2.1 million during the six months ended June 30, 2014. The increase in net income during the six months ended June 30, 2015 as compared to the same period in 2014 was primarily due to the increase in operating income in our Auction and Liquidations segment and Capital Markets segment and a decrease in corporate overhead and interest expense as more fully described above.

Liquidity and Capital Resources

Our operations are funded through a combination of existing cash on hand, cash generated from operations, proceeds from the private placement of common stock, borrowings under our revolving credit facility and special purposes financing arrangements.  On June 5, 2014, we completed a private placement of 10,289,300 shares of our common stock at a purchase price of $5.00 per share and raised net proceeds of $51.2 million. During the six months ended June 30, 2015 we generated net income of $11.3 million and during the year ended December 31, 2014 we generated a net loss of $5.8 million. Our cash flows and profitability are impacted by the number and size of retail liquidation and capital markets engagements performed on a quarterly and annual basis. Our cash flow from operations historically was also impacted by the interest expense and debt service requirements on the $50.5 million in principal of subordinated, unsecured promissory notes. On June 5, 2014, we used $30.2 million of the proceeds from the Private Placement to repay long-term debt payable to Andrew Gumaer and Harvey Yellen, both of whom were executive officers and directors of the Company at the time of such repayment. The $30.0 million principal payment and then outstanding accrued interest of $0.2 million retired the entire $48.8 million face amount of the long-term debt at a discount of $18.8 million. The discount of $18.8 million has been recorded as a capital contribution to additional paid in capital in our consolidated financial statements. On July 31, 2014, principal payments totaling $1.0 million were paid in accordance with the terms of the other subordinated, unsecured promissory notes, which represented the remaining outstanding principal amount on such notes. As of August 1, 2014, there is no remaining outstanding principal or interest payable on such notes. Cash provided by operations was $36.8 million and $5.9 million during the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, we had $42.1 million of unrestricted cash, $0.5 million of restricted cash, net investments in securities of $5.6 million, and $0.1 million of borrowings outstanding on our revolving credit facility. We believe that our current cash and cash equivalents, funds available under our asset based credit facility and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and execute on our business plan.

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. During the six months ended June 30, 2015, we paid cash dividends of $978 on our common stock. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

Cash Flow Summary

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Net cash provided by (used in):
Operating activities	$36,816	$5,870
Investing activities	4,537	3,892
Financing activities	(20,834)	14,375
Effect of foreign currecy on cash	9	39
Net increase in cash and cash equivalents	$20,528	$24,176

Cash provided by operating activities was $36.8 million for the six months ended June 30, 2015, an increase of $30.9 million from the $5.9 million of cash provided by operating activities for the six months ended June 30, 2014. Net cash provided by operating activities during the six months ended June 30, 2015 was primarily comprised of (a) net income of $12.0, (b) non-cash items related to depreciation and amortization, provision for credit losses, share based payments, and deferred income taxes of $6.7 million, and (c) the impact of the net changes in operating assets and liabilities of $18.1 million. Net cash provided by investing activities was $4.5 million for the six months ended June 30, 2015, an increase of $0.6 million from the $3.9 million of cash provided by investing activities for the six months ended June 30, 2014. Net cash provided by investing activities during the six months ended June 30, 2015 was primarily comprised of cash provided from the decrease in restricted cash of $7.2 million, offset by cash used of $2.5 million in connection with the acquisition of MK Capital and $0.2 million of cash used to purchase property and equipment. The decrease in restricted cash of $7.2 million was primarily the result of the return of cash that was used to collateralize letters of credit that were required in accordance with the terms of certain retail liquidation engagements that we were contracted to provide services for in the first quarter of 2015. Cash used in financing activities was $20.8 million for the six months ended June 30, 2015 compared to cash provided by financing activities of $14.4 million during the comparable period in 2014. Cash used in financing activities for the six months ended June 30, 2015 consisted of (a) $18.5 million used to repay the balance outstanding on our asset based credit facility, (b) 1.4 million of distributions to noncontrolling interests, and (c) $1.0 million of dividends paid on our common stock, offset by proceeds from borrowings of $0.1 million under our revolving credit facility.

Contingent Consideration

In connection with the acquisition of MK Capital on February 2, 2015 for a total purchase price of $9.4 million, at closing $2.5 million of the purchase price was paid in cash and 333,333 newly issued shares of the Company’s common stock with a fair value of $2.7 million were issued to the former members of MK Capital. The purchase agreement also requires the payment of contingent consideration in the form of future cash payments with a fair value of $2.2 million and the issuance of shares of common stock with a fair value of $2.0 million. The contingent cash consideration of $2.2 million payable to the former members of MK Capital represents the fair value of the contingent cash consideration of $1.25 million due on the first anniversary date of the closing (February 2, 2016) and a final cash payment of $1.25 million due on the second anniversary date of the closing (February 2, 2017), with imputed interest expense calculated at 8% per annum. The contingent stock consideration of $2.0 million is comprised the issuance of 166,667 shares of common stock on the first anniversary date of the closing (February 2, 2016) and 166,666 shares of common stock on the second anniversary date of the closing (February 2, 2017). The contingent cash and stock consideration is payable on the first and second anniversary dates of the closing provided that MK Capital generates a minimum amount of gross revenues as defined in the purchase agreement for the twelve months following the first and second anniversary dates of the closing.

Credit Agreements

From time to time, we utilize our asset based credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. Subject to certain limitations and offsets, we are permitted to borrow up to $100.0 million under the credit facility, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect), and the maturity date has been extended from July 16, 2013 to July 15, 2018. Borrowings under the credit facility are only made at the discretion of the lender and are generally required to be repaid within 180 days. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. On March 19, 2014, the Company entered into a separate credit agreement (a “UK Credit Agreement”) with an affiliate of Wells Fargo Bank, National Association which provides for the financing of transactions in the United Kingdom. The facility allows the Company to borrow up to 50 million British Pounds. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $100.0 million credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. The credit facility also provides for success fees in the amount of 5% to 20% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related credit agreement. We typically seek borrowings on an engagement-by- engagement basis. The credit agreement governing the credit facility contains certain covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. At June 30, 2015, there was no outstanding balance under the credit facility as the balance outstanding of $18.5 million at December 31, 2014 was repaid to Wells Fargo Bank, National Association during the six months ended June 30, 2015.

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

On January 11, 2015, GAGEE filed a voluntary petition with the United States Bankruptcy Court for the Northern District of Texas for relief under Chapter 7 of Title 11 of the United States Code (as amended, the “Bankruptcy Code”). At December 31, 2014, GAGEE had total assets of $6.5 million and total liabilities of $6.6 million. Total assets included $2.5 million of other receivables included in prepaid and other current assets and $4.0 million of goods held for sale which was comprised of five oil rigs, see Note 5 to our condensed consolidated financial statements. Total liabilities included the $6.6 million of notes payable discussed above that is collateralized by the assets of GAGEE.  Under Chapter 7 of the Bankruptcy Code the assets of GAGEE will be liquidated and the resulting cash proceeds will be used by the bankruptcy trustee to pay creditors.  As a result of the bankruptcy filing on January 11, 2015, the assets and liabilities of GAGEE described above are no longer consolidated in the Company’s consolidated financial statements for periods subsequent to the bankruptcy filing.  On June 29, 2015, the trustee handling the bankruptcy case for GAGEE was discharged and the bankruptcy case was closed. As a result of this process, the Lenders are proceeding with the disposition of the assets of GAGEE in accordance with their security interest in connection with their loan. At the present time, the Company does not have any remaining investment nor any obligations with respect to GAGEE’s liabilities. The Company intends to dissolve GAGEE and wind up its business. If any future expenses or losses are incurred by GAGEE during its wind up, the Company will record its share of losses under the equity method of accounting. Management does not expect these events or any subsequent related actions regarding GAGEE will have a material impact on the consolidated financial position of the Company.

Accounts Receivable Line of Credit

On May 17, 2011, one of our majority owned subsidiaries entered into an Accounts Receivable Line of Credit with a finance company. Proceeds from the Accounts Receivable Line of Credit were used to pay off borrowings under the factoring agreement.  The Accounts Receivable Line of Credit is collateralized by the accounts receivable of our majority owned subsidiary and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Accounts Receivable Line of Credit, with maximum borrowings not to exceed $2.0 million. The interest rate under the Accounts Receivable Line of Credit is the prime rate plus 2%, payable monthly in arrears. The Accounts Receivable Line of Credit was amended effective February 3, 2012 and the maximum borrowings allowed increased from $2.0 million to $3.0 million. The maturity date of the Accounts Receivable Line of Credit is February 3, 2016 and the maturity date may be extended for successive periods equal to one year, unless our majority owned subsidiary gives the finance company written notice of its intent to terminate the Accounts Receivable Line of Credit at least thirty days prior to the maturity date of the Accounts Receivable Line of Credit. The finance company has the right to terminate the Accounts Receivable Line of Credit at its sole discretion upon giving sixty days’ prior written notice. In connection with the Accounts Receivable Line of Credit, GAG, LLC entered into a limited continuing guaranty of our majority owned subsidiary’s obligations under the Accounts Receivable Line of Credit. Borrowings outstanding under the Accounts Receivable Line of Credit were $0.1 million at each of June 30, 2015 and December 31, 2014.

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

On March 10, 2015, the Company borrowed $4.5 million from RIP in accordance with the RIP Note. The principal amount of $4.5 million for the RIP Note accrues interest at the rate of 10% per annum (or 15% in the event of a default under the RIP Note). The borrowings are for short-term working capital needs and capital for other retail liquidation engagements. RIP is also is entitled to the Success Fee of 20% of the net profit, if any, earned by the Company in connection with a designated liquidation transaction. Pursuant to the terms of the RIP Note, under no circumstances shall the Company be obligated to pay to RIP any portion of the combined amount of interest and the Success Fee which exceeds twelve percent (12%) of the $4.5 million principal amount of the RIP Note. The outstanding principal amount, together with the accrued and unpaid interest and the Success Fee, are due and payable by the Company on March 9, 2016. The RIP Note is subordinated in certain respects to the Company’s guaranty relating to its existing credit facility with Wells Fargo Bank, National Association and, in the event of certain insolvency proceedings, with respect to such credit facility itself, as well as to any other indebtedness of the Company to the extent required by the documents governing the repayment thereof. The RIP Note was repaid on May 4, 2015.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of our fiscal quarter ended June 30, 2015. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

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

Secure processing, storage and transmission of confidential and other information in our internal and outsourced computer systems and networks also is critically important to our business. We take protective measures and endeavor to modify them as circumstances warrant. However, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, inadvertent, erroneous or intercepted transmission of information (including by e-mail), and other events that could have an information security impact. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

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

Our executive officers, directors and their affiliates own or control, in the aggregate, approximately 30.9% of our outstanding common stock as of June 30, 2015. In particular, our Chairman and Chief Executive Officer, Bryant R. Riley, owns or controls, in the aggregate, 3,944,410 shares of our common stock or 24.2% of our outstanding common stock as of June 30, 2015. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:

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

In addition, the stock market in general and the market for our shares have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market factors may materially harm the market price of our common stock, regardless of our operating performance.

There is a limited market for our common shares and the trading price of our common shares is subject to volatility.

Our common shares began trading on the over-the-counter bulletin board in August 2009, and we only recently obtained approval to list and trade our shares on The NASDAQ Stock Market LLC’s NASDAQ Capital Market on July 16, 2015. Trading of our common stock has in the past been highly volatile with low trading volume and an active trading market for shares of our common stock may not develop. In such case, selling shares of our common stock may be difficult because the limited trading market for our shares could result in lower prices and larger spreads in the bid and ask prices of our shares, as well as lower trading volume.  Further, the market price of shares of our common stock could continue to fluctuate substantially. Additionally, if we are not able to maintain our recently obtained listing on the NASDAQ Capital Market, then our common stock will again be quoted for trading on an over-the-counter quotation system and may be subject to more significant fluctuations in stock price and trading volume.

Our certificate of incorporation authorizes our board of directors to issue new series of preferred stock that may have the effect of delaying or preventing a change of control, which could adversely affect the value of your shares.

Our certificate of incorporation, as amended, provides that our board of directors will be authorized to issue from time to time, without further stockholder approval, up to 10,000,000 shares of preferred stock (subject to potential reduction to 1,000,000 shares in the event a proposed amendment and restatement of our certificate of incorporation is approved by our stockholders at our upcoming annual meeting of stockholders) in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, rights of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of any series. Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights. We may issue additional preferred stock in ways which may delay, defer or prevent a change of control of our company without further action by our stockholders. Such shares of preferred stock may be issued with voting rights that may adversely affect the voting power of the holders of our common stock by increasing the number of outstanding shares having voting rights, and by the creation of class or series voting rights.

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

B. Riley Financial, Inc.

Date: August 10, 2015	By:	/s/ PHILLIP J. AHN
Name: Phillip J. Ahn
Title: Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1*#	Amended and Restated 2009 Stock Incentive Plan.
10.2*#	Amended and Restated 2009 Stock Incentive Plan – Form of Restricted Stock Unit Agreement.
10.3*#	Amended and Restated 2009 Stock Incentive Plan – Stock Bonus Program and Form of Stock Bonus Award Agreement.
10.4*#	Employment Agreement, dated as of April 13, 2015, by and between the registrant and Alan N. Forman.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1*†	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*†	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

†	These exhibits are being “furnished” and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

#	Management contract or compensatory plan or arrangement.