Form 10-Q
period 2015-09-30
B. Riley Financial, Inc.
filed 2015-11-09
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
Or

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

As of November 6, 2015, there were 16,321,452 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

1

B. Riley Financial, Inc.

Quarterly Report on Form 10-Q

For The Quarter Ended September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par value)

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,922	$21,600
Restricted cash	124	7,657
Securities owned, at fair value	17,548	17,955
Accounts receivable, net	10,069	10,098
Advances against customer contracts	2,789	16,303
Due from related parties	3,703	—
Goods held for sale or auction	39	4,117
Deferred income taxes	4,645	6,420
Prepaid expenses and other current assets	1,351	3,795
Total current assets	86,190	87,945
Property and equipment, net	651	776
Goodwill	34,528	27,557
Other intangible assets, net	4,880	2,799
Deferred income taxes	15,505	19,181
Other assets	615	732
Total assets	$142,369	$138,990
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$17,551	$12,233
Due to related parties	—	213
Auction and liquidation proceeds payable	—	665
Securities sold not yet purchased	6,481	746
Mandatorily redeemable noncontrolling interests	2,921	2,922
Asset based credit facility	—	18,506
Revolving credit facility	70	56
Notes payable	—	6,570
Contingent consideration- current portion	1,218	—
Total current liabilities	28,241	41,911
Contingent consideration, net of current portion	1,129	—
Total liabilities	29,370	41,911
Commitments and contingencies
B. Riley Financial, Inc. stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 40,000,000 shares authorized; 16,311,452 and 15,968,607 issued and outstanding as of September 30, 2015 and December 31,
2014, respectively	2	2
Additional paid-in capital	116,423	110,598
Retained earnings (deficit)	(4,323)	(12,891)
Accumulated other comprehensive loss	(935)	(648)
Total B. Riley Financial, Inc. stockholders’ equity	111,167	97,061
Noncontrolling interests	1,832	18
Total equity	112,999	97,079
Total liabilities and equity	$142,369	$138,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

 (Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues:
Services and fees	$21,150	$20,669	$82,176	$48,001
Sale of goods	122	5	10,588	9,273
Total revenues	21,272	20,674	92,764	57,274
Operating expenses:
Direct cost of services	5,213	5,135	20,530	17,001
Cost of goods sold	—	1,747	3,071	10,811
Selling, general and administrative expenses	12,782	12,497	45,755	30,481
Restructuring charge	—	2,548	—	2,548
Total operating expenses	17,995	21,927	69,356	60,841
Operating income (loss)	3,277	(1,253)	23,408	(3,567)
Other income (expense):
Interest income	5	3	10	9
Interest expense	(64)	(53)	(735)	(1,130)
Income (loss) before income taxes	3,218	(1,303)	22,683	(4,688)
(Provision) benefit for income taxes	(600)	387	(8,060)	1,795
Net income (loss)	2,618	(916)	14,623	(2,893)
Net income (loss) attributable to noncontrolling interests	1,155	(48)	1,814	86
Net income (loss) attributable to B. Riley Financial, Inc.	$1,463	$(868)	$12,809	$(2,979)

Basic income (loss) per share	$0.09	$(0.05)	$0.79	$(0.40)
Diluted income (loss) per share	$0.09	$(0.05)	$0.79	$(0.40)

Cash dividends paid per share	$0.20	$—	$0.26	$—

Weighted average basic shares outstanding	16,243,425	15,911,482	16,199,931	7,492,295
Weighted average diluted shares outstanding	16,344,649	15,911,482	16,272,953	7,492,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income (loss)	$2,618	$(916)	$14,623	$(2,893)
Other comprehensive loss:
Unrealized loss on available for sale securities, net of tax of $4	—	(6)	—	(6)
Change in cumulative translation adjustment	(279)	37	(287)	17
Other comprehensive loss, net of tax	(279)	31	(287)	11
Total comprehensive income (loss)	2,339	(885)	14,336	(2,882)
Comprehensive income (loss) attributable to noncontrolling interests	1,155	(48)	1,814	86
Comprehensive income (loss) attributable to B. Riley Financial, Inc.	$1,184	$(837)	$12,522	$(2,968)

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity (Deficit)

(Unaudited)

(Dollars in thousands)

							Accumulated
					Additional	Retained	Other		Total
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Interests	(Deficit)
Balance, January 1, 2014	—	$—	1,500,107	$—	$3,086	$(6,611)	$(638)	$12	$(4,151)
Issuance of common stock on June 5, 2014 for cash, net of issuance costs of $215			10,289,300	1	51,232				51,233
Foregiveness of long-term debt on June 5, 2014 from the former Great American Group Members					18,759				18,759
Issuance of common stock for acquisition of B. Riley & Co. Inc. on June 18, 2014			4,191,512	1	26,406				26,407
B. Riley Financial, Inc. common stock owned by B. Riley & Co. Inc. - cancelled upon acquisition			(3,437)	—	(29)				(29)
Net loss for the nine months ended September 30, 2014						(2,979)		86	(2,893)
Unrealized loss on available for sale investments, net of tax benefit of $4							(6)		(6)
Foreign currency translation adjustment							17		17
Balance, September 30, 2014	—	$—	15,977,482	$2	$99,454	$(9,590)	$(627)	$98	$89,337

Balance, January 1, 2015	—	$—	15,968,607	$2	$110,598	$(12,891)	$(648)	$18	$97,079
Issuance of common stock for acquisition of MK Capital Advisors, LLC and contigent equity consideration on February 2, 2015			333,333	—	4,657				4,657
Issuance of common stock			3,296	—	35				35
Vesting of Restricted stock			6,216	—	—				—
Share based payments					1,133				1,133
Dividends paid						(4,241)			(4,241)
Net income for the nine months ended September 30, 2015						12,809		1,814	14,623
Foreign currency translation adjustment							(287)		(287)
Balance, September 30, 2015	—	$—	16,311,452	$2	$116,423	$(4,323)	$(935)	$1,832	$112,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$14,623	$(2,893)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	634	451
Provision for credit losses	366	166
Impairment of goods held for sale	—	1,750
Loss on disposal of fixed assets	7	77
Share based payments	1,192	—
Effect of foreign currency on operations	(363)	78
Non-cash interest	118	—
Deferred income taxes	5,451	(1,865)
Income allocated to mandatorily redeemable noncontrolling interests and redeemable noncontrolling interests	1,796	1,580
Change in operating assets and liabilities:
Accounts receivable and advances against customer contracts	13,177	(110)
Lease finance receivable	—	107
Due from related party	(3,916)	(111)
Securities owned	407	(14,289)
Goods held for sale or auction	52	9,062
Prepaid expenses and other assets	9	(675)
Accounts payable and accrued expenses	5,371	(2,193)
Securities sold, not yet purchased	5,735	1,860
Auction and liquidation proceeds payable	(665)	1,220
Net cash provided by (used in) operating activities	43,994	(5,785)
Cash flows from investing activities:
Acquisition of MK Capital Advisors, LLC, net of cash acquired of $49	(2,451)	—
Purchases of property and equipment	(196)	(143)
Proceeds from sale of property and equipment	4	—
Decrease in note receivable - related party	—	1,200
Cash acquired in acquisition of B. Riley & Co. Inc.	—	2,668
Decrease (increase) in restricted cash	7,533	(3,203)
Net cash provided by investing activities	4,890	522
Cash flows from financing activities:
Repayment of asset based credit facility	(18,506)	(5,710)
Proceeds from revolving line of credit	14	92
Proceeds from note payable - related party	4,500	—
Repayment of note payable - related party	(4,500)	—
Repayment of notes payable and long-term debt	—	(32,010)
Proceeds from issuance of common stock	—	51,233
Dividends paid	(4,241)	—
Payment of employment taxes on vesting of restricted stock	(24)
Distribution to mandatorily redeemable noncontrolling interests	(1,797)	(1,494)
Net cash (used in) provided by financing activities	(24,554)	12,111
Increase in cash and cash equivalents	24,330	6,848
Effect of foreign currency on cash	(8)	(173)
Net increase in cash and cash equivalents	24,322	6,675
Cash and cash equivalents, beginning of period	21,600	18,867
Cash and cash equivalents, end of period	$45,922	$25,542
Supplemental disclosures:
Interest paid	$303	$1,389
Taxes paid	$976	$2

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

With the acquisition of BRC in 2014, the Company now operates in three operating segments: capital market services (“Capital Markets”), auction and liquidation services (“Auction and Liquidation”), and valuation and appraisal services (“Valuation and Appraisal”). In the Capital Markets segment, the Company provides investment banking, corporate finance, research, sales and trading services to corporate, institutional and high net worth clients.  In addition, with the acquisition of MK Capital Advisors, LLC (“MK Capital”) in 2015, the Company also provides wealth management services in the Capital Markets segment. In the Auction and Liquidation segment, the Company provides auction and liquidation services to help clients dispose of assets and capital advisory services. Such assets include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property. In the Valuation and Appraisal segment, the Company provides valuation and appraisal services to clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs.

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

Registration Statement

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of B. Riley Financial, Inc. and its wholly-owned and majority-owned subsidiaries. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 30, 2015. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

Revenues in the Valuation and Appraisal segment are primarily comprised of fees for valuation and appraisal services. Revenues are recognized upon the delivery of the completed services to the related customers and collection of the fee is reasonably assured. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs which totaled $734 and $752 for the three months ended September 30, 2015 and 2014, respectively, and $2,156 and $2,267 for the nine months ended September 30, 2015 and 2014, respectively.

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

Commission and fees earned on the sale of goods at auction and liquidation sales are recognized when evidence of an arrangement exists, the sales price has been determined, title has passed to the buyer and the buyer has assumed the risks of ownership, and collection is reasonably assured. The commission and fees earned for these services are included in revenues in the accompanying consolidated statements of operations. Under these types of arrangements, revenues also include contractual reimbursable costs which totaled $1,921 and $1,363 for the three months ended September 30, 2015 and 2014, respectively, and $5,910 and $4,054 for the nine months ended September 30, 2015 and 2014, respectively.

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

Revenue from one wholesale auction and liquidation engagement represented 11.7% of total revenues during the three months ended September 30, 2015 and revenues from one liquidation engagement represented 14.0% of total revenues during the nine months ended September 30, 2015. Revenues in the Valuation and Appraisal segment and the Auction and Liquidation segment are currently primarily generated in the United States.

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

As of September 30, 2015, restricted cash included $80 of cash collateral for the purchase of a forward exchange contract as more fully described on Note 2(o) and $44 of cash segregated in a special reserve bank account for the benefit of customers related to our broker dealer subsidiary. As of December 31, 2014, restricted cash included $7,532 of cash collateral for the letters of credit and the outstanding loan balance under the $100,000 asset based credit facility described in Note 7, $50 of cash segregated in a special reserve bank account for the benefit of customers related to our broker dealer subsidiary, and $75 of cash collateral for electronic payment processing in Europe.

(i)	Accounts Receivable

Accounts receivable represents amounts due from the Company’s auction and liquidation, valuation and appraisal, and capital markets customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. Bad debt expense and changes in the allowance for doubtful accounts for the three and nine months ended September 30, 2015 and 2014 are included in Note 4.

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

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation and amortization expense was $102 and $122 for the three months ended September 30, 2015 and 2014, respectively, and $315 and $375 for the nine months ended September 30, 2015 and 2014, respectively.

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

As of September 30, 2015 and December 31, 2014, the Company’s securities owned and securities sold not yet purchased at fair value consisted of the following securities:

	September 30, 2015	December 31, 2014
Securities owned
Common stocks	$6,872	$16,667
Mutual funds	3,013	—
Corporate bonds	501	1,188
Partnership interests and other securities	7,162	100
	$17,548	$17,955

Securities sold not yet purchased
Common stocks	$5,395	$—
Corporate bonds	1,086	746
	$6,481	$746

(n)	Fair Value Measurements

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. The Company also records mandatorily redeemable noncontrolling interests that were issued after November 5, 2003 at fair value with fair value determined in accordance with the Accounting Standards Codification (“ASC”). The table below presents information about the Company’s securities owned, mandatorily redeemable noncontrolling interests and securities sold not yet purchased that are measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 which are categorized using the three levels of fair value hierarchy. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2015 and December 31, 2014.

	Financial Assets Measured at Fair Value on a Recurring Basis at September 30, 2015, Using
	Fair Value at September 30, 2015	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities owned
Common stocks	$6,872	$6,846	$—	$26
Mutual funds	3,013	3,013	—	—
Corporate bonds	501	501	—	—
Partnership interests and other securities	7,162	—	5,996	1,166
Total assets measured at fair value	$17,548	$10,360	$5,996	$1,192

Liabilities:
Securities sold not yet purchased
Common stocks	$5,395	$5,395	$—	$—
Corporate bonds	1,086	—	1,086	—
Contingent consideration	2,347	—	—	2,347
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	2,278	—	—	2,278
Total liabilities measured at fair value	$11,106	$5,395	$1,086	$4,625

	Financial Assets Measured at Fair Value on a Recurring Basis at December 31, 2014, Using
	Fair Value at December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities owned
Common stocks	$16,667	$16,348	$—	$319
Corporate bonds	1,188	—	1,188	—
Partnership interests and other securities	100	—	100	—
Total assets measured at fair value	$17,955	$16,348	$1,288	$319

Liabilities:
Securities sold not yet purchased Corporate bonds	$746	$—	$746	$—
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,285	$—	$—	$2,285
Total liabilities measured at fair value	$3,031	$—	$746	$2,285

The Company determined the fair value of mandatorily redeemable noncontrolling interests described above based on the issuance of similar interests for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports and internal valuation models. The changes in Level 3 fair value hierarchy during the nine months ended September 30, 2015 and 2014 is as follows:

	Level 3 Balance at Beginning of Period	Level 3 Changes During the Period				Level 3 Balance at End of Period
		Fair Value Adjustments	Relating to Undistributed Earnings	Purchases, Sales and Settlements	Transfer in and/or out of Level 3
Nine Months Ended September 30, 2015
Common stocks	$319	$—	$—	$(293)	$—	$26
Partnership interests	$—	$41	$—	$1,125	$—	$1,166
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,285	$—	$(7)	$—	$—	$2,278
Contingent consideration (1)	$—	$2,347	$—	$—	$—	$2,347

Nine Months Ended September 30, 2014
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,273	$—	$(48)	$—	$—	$2,225

(1)	Fair value adjustment of $2,347 including initial value of contingent consideration of $2,229 and an adjustment for imputed interest of $118 for the nine months ended September 30, 2015.

The amount reported in the table above for the nine months ended September 30, 2015 and 2014 includes theamount of undistributed earnings attributable to the mandatorily redeemable noncontrolling interests that is distributed on a quarterly basis.

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

(o) Derivative Instruments and Hedging Activity

The Company periodically uses derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain auction and liquidation engagements with operations outside the United States. At September 30, 2015, the Company’s use of derivatives consists of a forward exchange contract agreement in the amount of $1,870 Canadian dollars.  The forward exchange contract was originally required to be settled anytime between June 27, 2015 and August 31, 2015 and in August 2015 the settlement date was extended to November 30, 2015.  The net gains and losses from foreign exchange contracts are reported as a component of selling, general and administrative expenses in the condensed consolidated financial statements. The net gain from forward exchange contracts was $68 and $28 during the three and nine months ended September 30, 2015.

(p) Foreign Currency Translation

The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country's currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. Equity accounts of foreign subsidiaries are translated at the historical rate. The effects of foreign currency translation adjustments are included in stockholders' equity as a component of accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. Foreign currency transaction losses were $127 and $442 during the three and nine months ended September 30, 2015. Foreign currency transaction gains were $32 and $76 during the three and nine months ended September 30, 2014. These amounts are included in selling, general and administrative expenses in our condensed consolidated statements of operations.

(q) Share-based Compensation

Share-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the employee's requisite service period for all stock-based awards granted or modified. The awards principally consist of grants of restricted stock units with the fair value of the award, adjusted for estimated forfeitures. In accordance with the applicable accounting guidance, the grant of restricted stock units are classified as equity based awards.

(r) Supplemental Cash Flows Disclosure

During the nine months ended September 30, 2015, supplemental non-cash activity included a decrease in goods held for sale or auction of $4,026, a decrease in prepaid expenses of $2,531, and a decrease of note payable of $6,570 related to the bankruptcy filing of Great American Group Energy and Equipment, LLC (“GAGEE”), a wholly-owned special purpose subsidiary of the Company, in the first quarter of 2015 as more fully described in Note 8.

(s) Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements in 2014 to conform to the current year presentation. During the three and nine months ended September 30, 2014, $217 and $795, respectively, of costs were reclassified from selling, general and administrative costs to direct costs in the valuation and appraisal segment.

(t) Recent Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-2, Consolidation (Topic 810): Amendments to the Consolidation Analysis, that provides guidance which makes targeted amendments to current consolidation guidance. Among other things, the standard changes the manner in which we would assesses one of the characteristics of variable interest entities (VIEs) and introduces a separate analyses specific to limited partnerships and similar entities for assessing if the equity holders at risk lack decision making. Limited partnerships and similar entities will be a VIE unless the limited partners hold substantive kick-out rights or participating rights. A right to liquidate an entity is akin to a kick-out right. Guidance for limited partnerships under the voting model has been eliminated. A limited partner and similar partners with a controlling financial interest obtained through substantive kick out rights would consolidate a limited partnership or similar entity. The guidance is effective for our annual and interim periods beginning in 2016. Early adoption is allowed. We have not yet determined the impact that the new guidance will have on our results of operations and financial position and have not yet determined if we will early adopt the standard.

NOTE 3— ACQUISITIONS

Acquisition of MK Capital

On January 2, 2015 the Company entered into a purchase agreement to acquire all of the equity interests of MK Capital, a wealth management business with operations primarily in New York. The terms of the purchase agreement required the sellers to meet certain pre-closing conditions. On February 2, 2015, the closing conditions were satisfied and the Company completed the purchase of MK Capital for a total purchase price of $9,386. The purchase price is comprised of a cash payment in the amount of $2,500 and 333,333 newly issued shares of the Company’s common stock at closing which were valued at $2,687 for accounting purposes determined based on the closing market price of the Company’s shares of common stock on the acquisition date on February 2, 2015, less a 19.4% discount for lack of marketability as the shares issued are subject to certain restrictions that limit their trade or transfer. The purchase agreement also requires the payment of contingent consideration in the form of future cash payments with a fair value of $2,229 and the issuance of common stock with a fair value of $1,970. The contingent cash consideration of $2,229 has been recorded based on the payment of the contingent cash consideration of $1,250 on the first anniversary date of the closing (February 2, 2016) and a final cash payment of $1,250 on the second anniversary date of the closing (February 2, 2017) to the former members of MK Capital discounted at 8.0% per annum (initial discount of $271). In accordance with ASC 805, “Business Combination”, the contingent consideration liability has been classified as a liability on the acquisition date. Imputed interest expense totaled $45 and $118 for the three and nine months ended September 30, 2015. The balance of the contingent consideration liability was $2,347 at September 30, 2015 (discount of $153 at September 30, 2015) and has been recorded as contingent consideration liability – current portion in the amount of $1,218 and contingent consideration liability, net of current portion in the amount of $1,129 in the condensed consolidated balance sheet. The fair value of the contingent stock consideration in the amount of $1,970 has been classified as equity in accordance with ASC 805, “Business Combinations”, and is comprised of the issuance of 166,667 shares of common stock on the first anniversary date of the closing (February 2, 2016) and 166,666 shares of common stock on the second anniversary date of the closing (February 2, 2017). The contingent cash and stock consideration is payable on the first and second anniversary dates of the closing provided that MK Capital generates a minimum amount of gross revenues as defined in the purchase agreement for the twelve months following the first and second anniversary dates of the closing. The acquisition of MK Capital allows the Company to expand into the wealth management business.

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

The amount of revenue and earnings attributable to MK Capital in the Company’s condensed consolidated statement of operations during the three and nine months ended September 30, 2015 were as follows:

	Three Months Ended September 30, 2015	Period from February 2, 2015 through September 30, 2015
Revenues	$479	$1,285
Income before income taxes	107	226

The pro forma financial information for the three and nine months ended September 30, 2015 and 2014 as if the MK Capital acquisition had occurred on January 1, 2014 is in management’s opinion immaterial to the pro forma financial information amounts reported below.

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

	Pro Forma Unaudited
	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014

Revenues	$20,700	$71,814
Net loss attributable to B. Riley Financial, Inc.	$(881)	$(1,116)

Basic loss per share	$(0.06)	$(0.11)
Diluted loss per share	$(0.06)	$(0.11)
Weighted average basic shares outstanding	15,911,482	10,069,572
Weighted average diluted shares outstanding	15,911,482	10,069,572

NOTE 4— ACCOUNTS RECEIVABLE

The components of accounts receivable, net, include the following:

	September 30, 2015	December 31, 2014
Accounts receivable	$9,793	$7,797
Investment banking fees, commissions and other receivables	834	1,608
Unbilled receivables	237	1,421
Total accounts receivable	10,864	10,826
Allowance for doubtful accounts	(795)	(728)
Accounts receivable, net	$10,069	$10,098

Additions and changes to the allowance for doubtful accounts consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Balance, beginning of period	$973	$331	$728	$275
Add: Additions to reserve	111	133	366	166
Add: Additions from B. Riley & Co. Inc. Acquisition	—	(31)		—
Less: Write-offs	(289)	(18)	(299)	(26)
Less: Recoveries	—	—	—	—
Balance, end of period	$795	$415	$795	$415

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

NOTE 5— GOODS HELD FOR SALE OR AUCTION

	September 30, 2015	December 31, 2014

Machinery and equipment	$—	$4,026
Aircraft parts and other	39	91
Total	$39	$4,117

Goods held for sale or auction includes machinery and equipment and aircraft parts. At December 31, 2014, machinery and equipment consisted of five oils rigs with a carrying value of $4,026 which includes a lower-of-cost or market adjustment of $1,782 for one of the oil rigs. Aircraft parts and other is primarily comprised of aircraft parts with a carrying value of $39 and $91 as of September 30, 2015 and December 31, 2014, respectively, which includes a lower of cost or market adjustment of $1,329 at September 30, 2015 and $1,297 at December 31, 2014.

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

Other intangible assets increased from $2,799 at December 31, 2014 to $4,880 at September 30, 2015 from the acquisition of MK Capital. Other intangible assets includes $1,600 for the tradename of B. Riley and $1,200 for customer relationships in connection with the acquisition of BRC on June 18, 2014 and $2,400 for customer relationships related to the acquisition of MK Capital on February 2, 2015. The customer relationships are being amortized over their estimated useful lives of 4 to 13 years and the tradename is not being amortized since it has an indefinite life. Amortization expense was $111 and $319 for the three and nine months ended September 30, 2015 and $66 and $75 for the three and nine months ended September 30, 2014.

NOTE 7— CREDIT FACILITIES

Credit facilities consist of the following arrangements:

(a)	$100,000 Asset Based Credit Facility

On July 15, 2013, the Company entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo Bank”) that amended and restated that certain First Amended and Restated Credit Agreement dated as of December 31, 2010. The maximum revolving loan amount under the asset based credit facility remains at $100,000, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect), and the maturity date has been extended from July 16, 2013 to July 15, 2018. The asset based credit facility can be used for borrowings and letter of credit obligations up to the aggregate amount of $100,000, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect). The interest rate for each revolving credit advance under the Credit Agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The restated Credit Agreement removed the Company’s United Kingdom subsidiary as a party to such agreement and the concept of borrowings thereunder for certain transactions in the United Kingdom. On March 19, 2014, the Company entered into a separate credit agreement (a “UK Credit Agreement”) with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom. The facility allows the Company to borrow up to 50 million British Pounds. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $100,000 credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The credit facility also provides for success fees in the amount of 5% to 20% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. On July 15, 2014, the Company entered into a further amendment to the Credit Agreement whereby Wells Fargo Bank consented to the reverse stock split, Private Placement, repayment of long-term debt as more fully described in Note 8, and the acquisition of BRC. Interest expense totaled $22 (comprised of deferred loan fees) and $28 (including amortization of deferred loan fees of $19) for the three months ended September 30, 2015 and 2014, respectively, and $343 (including success fees of $119 and amortization of deferred loan fees of $69) and $266 (including success fees of $162 and amortization of deferred loan fees of $69) for the nine months ended September 30, 2015 and 2014, respectively, There was no outstanding balance under this credit facility at September 30, 2015 and the outstanding balance under this credit facility was $18,506 at December 31, 2014.

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

On May 17, 2011, GAAV entered into a Loan and Security Agreement (Accounts Receivable Line of Credit) (the “Line of Credit”) with BFI Business Finance (“BFI”). The Line of Credit is collateralized by the accounts receivable of GAAV and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Line of Credit, with maximum borrowings not to exceed $2,000. The interest rate under the Line of Credit is the prime rate plus 2% (6% at September 30, 2015), payable monthly in arrears. The Line of Credit was amended effective February 3, 2012 and the maximum borrowings allowed was increased from $2,000 to $3,000. The maturity date of the Line of Credit is February 3, 2016 and the maturity date may be extended for successive periods equal to one year, unless GAAV gives BFI written notice of its intent to terminate the Line of Credit at least thirty days prior to the maturity date of the Line of Credit. BFI has the right to terminate the Line of Credit at its sole discretion upon giving sixty days’ prior written notice to GAAV. In connection with the Line of Credit, GAG, LLC entered into a limited continuing guaranty of GAAV’s obligations under the Line of Credit. At September 30, 2015, there was $3,166 of accounts receivable as collateral for the Line of Credit and total borrowings outstanding of $70. There was $2,621 available and unused on the Line of Credit at September 30, 2015. Interest expense totaled $9 and $11 for three months ended September 30, 2015 and 2014, respectively, and $75 and $36 for the nine months ended September 30, 2015 and 2014, respectively.

.

NOTE 8— NOTES PAYABLE

Notes-payable debt consists of the following arrangements:

	September 30, 2015	December 31, 2014

Note payable collateralizeed by machinery and equipment	$—	$6,570
$4,500 notes payable to related party - Riley Investment Partners, L.P.	—	—
Total notes payable, current portion	$—	$6,570

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

On January 11, 2015, GAGEE filed a voluntary petition with the United States Bankruptcy Court for the Northern District of Texas for relief under Chapter 7 of Title 11 of the United States Code. At December 31, 2014, GAGEE had total assets of $6,557 and total liabilities of $6,570. Total assets included $2,531 of other receivables included in prepaid and other current assets and $4,026 of goods held for sale which was comprised of five oil rigs (see Note 5). Total liabilities include the $6,570 of notes payable discussed above that is collateralized by the assets of GAGEE.   As a result of such bankruptcy filing, the assets and liabilities of GAGEE described above are no longer consolidated in the Company's consolidated financial statements for periods subsequent to such bankruptcy filing.   In January 2015, upon GAGEE’s filing for bankruptcy the Company recorded a loss on the deconsolidation of GAGEE of $13. On June 29, 2015, the trustee handling the bankruptcy case for GAGEE was discharged and the bankruptcy case was closed. As a result of this process, the Lenders are proceeding with the disposition of the assets of GAGEE in accordance with their security interest in connection with their loan. At the present time, the Company does not have any remaining investment or any obligations with respect to GAGEE’s liabilities. The Company intends to dissolve GAGEE and wind up its business. If any future expenses or losses are incurred by GAGEE during its wind up, the Company will record its share of losses under the equity method of accounting. Management does not expect these events or any subsequent related actions regarding GAGEE will have a material impact on the consolidated financial position of the Company.

(b) $4,500 Note Payable to Related Party – Riley Investment Partners, L.P.

In March 2015, the Company had capital deployed for three retail liquidation engagements. On March 10, 2015, the Company borrowed $4,500 from Riley Investment Partners, L.P. (“RIP”) in accordance with the subordinated unsecured promissory note (the “RIP Note”). The principal amount of $4,500 for the RIP Note accrued interest at the rate of 10% per annum (or 15% in the event of a default under the RIP Note). The borrowings were for short-term working capital needs and capital for other retail liquidation engagements. RIP was also entitled to a success fee (the “Success Fee”) of 20% of the net profit, if any, earned by the Company in connection with a designated liquidation transaction. Pursuant to the terms of the RIP Note, under no circumstances was the Company obligated to pay RIP any portion of the combined amount of interest and the Success Fee which exceeded twelve percent (12%) of the $4,500 principal amount of the RIP Note. The outstanding principal amount, together with the accrued and unpaid interest and the Success Fee, were due and payable by the Company on March 9, 2016. The RIP Note was subordinated in certain respects to the Company’s guaranty relating to its existing credit facility with Wells Fargo Bank, National Association and, in the event of certain insolvency proceedings, with respect to such credit facility itself, as well as to any other indebtedness of the Company to the extent required by the documents governing the repayment thereof. Interest expense on the RIP Note totaled $194 for the nine months ended September 30, 2015, which includes success fees of $126. The RIP Note was repaid on May 4, 2015.

Riley Investment Management LLC, a wholly owned subsidiary of the Company, is the general partner of RIP. Bryant Riley, the Chief Executive Officer and Chairman of the Board of Directors of the Company, owns or controls approximately 45% of the equity interests of RIP. In addition, Thomas Kelleher, the President and a director of the Company, and one other employee of the Company, own or control de minimis amounts of the equity interests of RIP. After considering the economic interests of Mr. Riley and Mr. Kelleher in the RIP Note and comparing the terms of the RIP Note to terms that may have been available from unaffiliated third parties, the disinterested members of the Company’s Board of Directors unanimously approved the issuance of the RIP Note.

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

Interest expense was $4 and $812 for the three and nine months ended September 30, 2014.

NOTE 9— INCOME TAXES

The Company’s effective income tax rate was 35.5% for the nine months ended September 30, 2015 and the effective benefit rate was (38.3)% for the nine months ended September 30, 2014. The effective income tax rate for the nine months ended September 30, 2015 is lower than the statutory federal and state income tax rate due to the tax differential on net income attributable to noncontrolling interests during the nine months ended September 30, 2015.

As of September 30, 2015, the Company had federal net operating loss carryforwards of approximately $19,422, state net operating loss carryforwards of approximately $19,678, and foreign tax credit carryforwards of $342. The Company’s federal net operating loss carryforwards will expire in the tax year ending December 31, 2030, the state net operating loss carryforwards will expire in 2032, and the foreign tax credit carryforwards will expire in 2022.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. As a result of the common stock offering that was completed on June 5, 2014, the Company had a more than 50% ownership shift in accordance with Internal Revenue Code Section 382. Accordingly, the Company may be limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of September 30, 2015, the Company believes that the net operating loss that existed as of the more than 50% ownership shift will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance.

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

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2012 to 2014. The Company and its subsidiaries’ state tax returns are also open to audit under similar statutes of limitations for the same tax years. The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had no such accrued interest or penalties included in the accrued liabilities associated with unrecognized tax benefits as of the date of adoption.

NOTE 10— EARNINGS PER SHARE

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Basic common shares outstanding exclude 66,000 common shares that are held in escrow and subject to forfeiture that were issued to the former Great American members upon the final settlement of claims for goods held for sale in connection with the Acquisition. Dilutive common shares outstanding includes contingently issuable shares that are currently in escrow and subject to release if the conditions for the final settlement of claims for goods held for sale in connection with the Acquisition were satisfied at the end of the respective periods. Weighted average diluted shares outstanding during the three and nine months ended September 30, 2014 exclude 58,212 shares from the computation of net loss per diluted share because the impact would have been anti-dilutive.

Basic and diluted earnings (loss) per share was calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income (loss) attributable to B. Riley Financial, Inc.	$1,463	$(868)	$12,809	$(2,979)

Weighted average shares outstanding:
Basic	16,243,425	15,911,482	16,199,931	7,492,295
Effect of dilutive potential common shares:
Restricted stock units	56,349	—	28,147	—
Contingently issuable shares	44,875	—	44,875	—
Diluted	16,344,649	15,911,482	16,272,953	7,492,295

Basic income (loss) per share	$0.09	$(0.05)	$0.79	$(0.40)
Diluted income (loss) per share	$0.09	$(0.05)	$0.79	$(0.40)

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

Commitments

In April 2015, the Company formed GACP I, L.P. (“GACP”), a direct lending fund that focuses on providing asset-based debt loans to middle market companies. Great American Capital Partners, a wholly owned subsidiary of the Company, is the general partner and manager of GACP. In connection with the formation of GACP, the Company has committed to invest $5,000 in exchange for a 5% partnership interest in GACP. As of September 30, 2015, the Company has funded $1,125, which is included in securities owned at a fair value of $1,166 in the condensed consolidated balance sheet, of the $5,000 commitment to invest in GACP.

NOTE 12— SHARE BASED PAYMENTS

During the nine months ended September 30, 2015, the Company granted restricted stock units representing 514,466 shares of common stock with a total fair value of $5,125 to certain employees and directors of the Company. Of the 514,466 restricted stock units, the shares of common stock underlying such awards are issuable upon vesting as follows: 357 shares on July 31, 2015, 16,842 shares on December 10, 2015 and the remaining 497,267 shares, one-third on December 10, 2015, one-third on December 10, 2016, and one-third on December 10, 2017. In addition, 5,859 restricted stock units that were previously issued to the directors of the Company in 2014 vested on July 31, 2015. Share based compensation expense for these restricted stock units was $727 and $1,193 during the three and nine months ended September 30, 2015. On May 9, 2015, the Company also paid a stock bonus amounting to 5,600 fully vested shares of common stock with a total value of $59 to certain employees. Of the 5,600 common shares that vested upon grant, 2,304 common shares were forfeited by the employees to pay for employment withholding taxes during the second quarter of 2015. During the nine months ended September 30, 2015, 9,324 restricted stock units were forfeited and there are 505,142 restricted stock units that remain unvested as of September 30, 2015. As of September 30, 2015, the expected remaining unrecognized share based compensation expense of $3,938 will be expensed over a weighted average period of 1.4 years.

NOTE 13— RELATED PARTY TRANSACTIONS

At September 30, 2015, amounts due from related party of $3,371 represents amounts due from CA Global Partners, LLC (“CA Global”). At December 31, 2014, amounts due to related party of $213 represents amounts due to CA Global. CA Global is one of the members of Great American Global Partners, LLC (“GA Global Ptrs”), a majority owned subsidiary of the Company, which started operations in the first quarter of 2013. The amount receivable at September 30, 2015 is comprised of expenses paid by the Company and amounts advanced to CA Global and amounts payable at December 31, 2014 is comprised of expenses that were paid on behalf of the Company by CA Global in connection with certain auctions of wholesale and industrial machinery and equipment that they were managed on behalf of GA Global Ptrs.

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

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Auction and Liquidation reportable segment:
Revenues - Services and fees	$5,727	$3,397	$28,861	$14,627
Revenues - Sale of goods	122	5	10,588	9,273
Total revenues	5,849	3,402	39,449	23,900
Direct cost of services	(1,722)	(1,670)	(10,642)	(6,708)
Cost of goods sold	—	(1,747)	(3,071)	(10,811)
Selling, general, and administrative expenses	(1,260)	(1,460)	(7,725)	(7,292)
Restructuring charge	—	(1,339)	—	(1,339)
Depreciation and amortization	(45)	(19)	(147)	(92)
Segment income (loss)	2,822	(2,833)	17,864	(2,342)
Valuation and Appraisal reportable segment:
Revenues - Services and fees	7,945	7,764	22,972	23,499
Direct cost of services	(3,491)	(3,465)	(9,888)	(10,293)
Selling, general, and administrative expenses	(2,000)	(2,091)	(6,434)	(7,304)
Restructuring charge	—	(203)	—	(203)
Depreciation and amortization	(35)	(40)	(104)	(116)
Segment income	2,419	1,965	6,546	5,583
Capital markets reportable segment:
Revenues - Services and fees	7,478	9,508	30,343	9,875
Selling, general, and administrative expenses	(7,310)	(6,527)	(23,234)	(7,046)
Depreciation and amortization	(134)	(83)	(384)	(94)
Segment income	34	2,898	6,725	2,735
Consolidated operating income from reportable segments	5,275	2,030	31,135	5,976
Corporate and other expenses (includes restucturing charge of $1,006 in each of the three and nine month periods ended September 30, 2014)	(1,998)	(3,283)	(7,727)	(9,543)
Interest income	5	3	10	9
Interest expense	(64)	(53)	(735)	(1,130)

Income (loss) before income taxes	3,218	(1,303)	22,683	(4,688)
(Provision) benefit for income taxes	(600)	387	(8,060)	1,795

Net income (loss)	2,618	(916)	14,623	(2,893)
Net income attributable to noncontrolling interests	1,155	(48)	1,814	86

Net income (loss) attributable to B. Riley Financial, Inc.	$1,463	$(868)	$12,809	$(2,979)

Capital expenditures:
Auction and Liquidation segment	$—	$2	$—	$38
Valuation and Appraisal segment	7	—	24	1
Capital Markets segment	—	99	108	104
Corporate and Other	18	—	64	—
Total	$25	$101	$196	$143

	As of September 30, 2015	As of December 31, 2014
Total assets:
Auction and Liquidation segment	$25,415	$41,360
Valuation and Appraisal segment	10,575	9,527
Capital markets segment	64,069	48,878
Corporate and other	42,310	39,225
Total	$142,369	$138,990

NOTE 15— NET CAPITAL REQUIREMENTS

B. Riley & Co., LLC, a subsidiary of the Company, is a registered broker-dealer and, accordingly, is subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires B. Riley & Co., LLC to maintain minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As of September 30, 2015, B. Riley & Co., LLC had net capital of $8,990 (an excess of $8,592). B. Riley & Co., LLC’s net capital ratio for September 30, 2015 was 0.65 to 1.

NOTE 16— SUBSEQUENT EVENTS

On November 9, the Company’s Board of Directors approved a dividend of $0.06 per share, which will be paid on or about December 9, 2015 to stockholders of records on November 24, 2015.

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

Our capital markets services segment provides a full array of investment banking, corporate finance, research, wealth management, sales and trading services to corporate, institutional and high net worth clients. Our corporate finance and investment banking services include merger and acquisitions advisory to public and private companies, initial and secondary public offerings, and institutional private placements. We also provide financial advisory services rendered in connection with client mergers, acquisitions, restructurings, recapitalizations and other strategic transactions as well as market making services to public companies. In addition, we trade equity securities as a principal for the Company’s account, including investments in funds managed by our subsidiaries that may include funds invested by affiliates of ours.

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

Historically, revenues from our auction and liquidation segment vary significantly from quarter to quarter and have a significant impact on our operating results from period to period. These revenues have historically comprised a significant amount of our total revenues and operating profits. In addition, revenues from investment banking transactions in our capital markets segment will vary from quarter to quarter in the future and have comprised a significant amount of our total revenues and operating profits. During the nine months ended September 30, 2015 and year ended December 31, 2014, revenues from our auction and liquidation segment were 42.5% and 35.0% of total revenues. Our profitability in each reporting period is impacted by the number and size of retail liquidation engagements we perform on a quarterly or annual basis.

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

On June 18, 2014, we completed the acquisition of B. Riley & Co. Inc. (“BRC”) pursuant to the terms of the Acquisition Agreement, dated as of May 19, 2014, by and among the Company, Darwin Merger Sub I, Inc., a wholly owned subsidiary of the Company, B. Riley Capital Markets, LLC, a wholly owned subsidiary of the Company (“BCM”), BRC, B. Riley & Co. Holdings, LLC (“BRH”), Riley Investment Management LLC (“RIM”), and collectively with BRC and BRH, the (“B. Riley Entities”) and Bryant Riley, a director of the Company and principal owner of each of the B. Riley Entities. In connection with the Company’s acquisition of BRC, Darwin Merger Sub I, Inc. merged with and into BRC, and BRC subsequently merged with and into BCM, with BCM surviving as a wholly owned subsidiary of the Company. We completed the acquisitions of BRH, whose operations include asset management and financial advisory services, and RIM, which provides services to certain pooled investment vehicles, on August 1, 2014.

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

Revenues from the operations of BRC and MK Capital are reflected in the capital markets segment and totaled $30.3 million for the nine months ended September 30, 2015, an increase of $20.4 million, from the $9.9 million of revenues from operations in the comparable the period in 2014 as the revenues in 2014 only reflect revenues from the operations of BRC from June 18, 2014, the date of acquisition, to September 30, 2014. Capital markets segment revenues for the nine months ended September 30, 2015 include revenues from investment banking fees of $14.9 million, commissions and other income primarily earned from research, wealth management and sales and trading of $13.6 million, and trading gains of $1.8 million.

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

On January 11, 2015, GAGEE filed a voluntary petition with the United States Bankruptcy Court for the Northern District of Texas for relief under Chapter 7 of Title 11 of the United States Code. At December 31, 2014, GAGEE had total assets of $6.6 million and total liabilities of $6.6 million. Total assets included $2.5 million of other receivables included in prepaid and other current assets and $4.0 million of goods held for sale which was comprised of five oil rigs. Total liabilities include the $6,570 of notes payable discussed above that is collateralized by the assets of GAGEE. As a result of such bankruptcy filing, the assets and liabilities of GAGEE described above are no longer consolidated in our consolidated financial statements for periods subsequent to such bankruptcy filing. The loss on deconsolidation of GAGEE was less than $0.1 million during the nine months ended September 30, 2015. On June 29, 2015, the trustee handling the bankruptcy case for GAGEE was discharged and the bankruptcy case was closed. As a result of this process, the Lenders are proceeding with the disposition of the assets of GAGEE in accordance with their security interest in connection with their loan. At the present time, the Company does not have any remaining investment or any obligations with respect to GAGEE’s liabilities. The Company intends to dissolve GAGEE and wind up its business. If any future expenses or losses are incurred by GAGEE during its wind up, the Company will record its share of losses under the equity method of accounting. Management does not expect these events or any subsequent related actions regarding GAGEE will have a material impact on the consolidated financial position of the Company.

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

In March 2015, we purchased inventory and intellectual property of Schoenenreus from a bankruptcy trustee in the Netherlands for $3.2 million. Schoenenreus is a retailer of men’s, women’s and children’s shoes, clothing and accessories and operates 121 retail locations throughout the Netherlands. We started the going-out-of-business sale of all of Schoenenreus’s inventory in March 2015 and completed the sale of all the inventory in April 2015.

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

In March 2015, the Company had capital deployed for three retail liquidation engagements. On March 10, 2015, we borrowed $4.5 million from Riley Investment Partners, L.P. (“RIP”) in accordance with the subordinated unsecured promissory note (the “RIP Note”). The borrowings were for short-term working capital needs and capital for other retail liquidation engagements. The principal amount of $4.5 million for the RIP Note accrued interest at the rate of 10% per annum (or 15% in the event of a default under the RIP Note). RIP was also entitled to a success fee (the “Success Fee”) of 20% of the net profit, if any, earned by the Company in connection with a designated liquidation transaction. Pursuant to the terms of the RIP Note, under no circumstances was the Company obligated to pay to RIP any portion of the combined amount of interest and the Success Fee which exceeded twelve percent (12%) of the $4.5 million principal amount of the RIP Note. The outstanding principal amount, together with the accrued and unpaid interest and the Success Fee, were due and payable by us on March 9, 2016. The RIP Note was subordinated in certain respects to our guaranty relating to our existing credit facility with Wells Fargo Bank, National Association and, in the event of certain insolvency proceedings, with respect to such credit facility itself, as well as to any other indebtedness of ours to the extent required by the documents governing the repayment thereof. Riley Investment Management LLC, a wholly owned subsidiary of the Company, is the general partner of RIP. Bryant Riley, the Chief Executive Officer and Chairman of the Board of Directors of the Company, owns or controls approximately 45% of the equity interests of the RIP. In addition, Thomas Kelleher, the President and a director of the Company, and one other employee of the Company, own or control de minimis amounts of the equity interests of RIP. After considering the economic interests of Mr. Riley and Mr. Kelleher in the RIP Note and comparing the terms of the RIP Note to terms that may have been available from unaffiliated third parties, the disinterested members of our Board of Directors unanimously approved the issuance of the RIP Note. The RIP Note was repaid on May 4, 2015 in accordance with its terms.

In April 2015, the Company formed GACP I, L.P. (“GACP”), a direct lending fund that focuses on providing asset-based debt loans to middle market companies. Great American Capital Partners, a wholly owned subsidiary of the Company, is the general partner in GACP. In connection with the formation of GACP, the Company has committed to invest $5.0 million in exchange for an ownership interest of 5% of GACP. As of September 30, 2015, the Company has funded $1.1 million of the $5.0 million commitment to invest in GACP.

In June 2015, we entered into an auction services agreement to auction approximately $14.7 million of transportation and field services equipment that is used in the oil and gas industry in Canada. In connection with the auction services agreement, we provided a minimum recovery value of the machinery and equipment that is to be sold on behalf of the receiver. The auction of the machinery and equipment was conducted in September 2015 and the proceeds from the auction exceeded the minimum recovery value and the total fees and reimbursed expenses recognized as revenues in the third quarter of 2015 were $2.5 million.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, valuation of securities, reserves for accounts receivable and slow moving goods held for sale or auction, the carrying value of goodwill and other intangible assets, the fair value of mandatorily redeemable noncontrolling interests and accounting for income tax valuation allowances can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended September 30, 2015.

Results of Operations

The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Condensed Consolidated Statements of Operations

(Dollars in thousands)

	Three Months September 30, 2015		Three Months September 30, 2014
	Amount	%	Amount	%
Revenues:
Services and fees	$21,150	99.4%	$20,669	100.0%
Sale of goods	122	0.6%	5	0.0%
Total revenues	21,272	100.0%	20,674	100.0%

Operating expenses:
Direct cost of services	5,213	24.5%	5,135	24.8%
Cost of goods sold	—	0.0%	1,747	8.5%
Selling, general and administrative expenses	12,782	60.0%	12,497	60.4%
Restructuring charge	—	-0.1%	2,548	12.3%
Total operating expenses	17,995	84.6%	21,927	106.1%
Operating income (loss)	3,277	15.4%	(1,253)	-6.1%
Other income (expense):
Interest income	5	0.0%	3	0.0%
Interest expense	(64)	-0.3%	(53)	-0.2%
Income (loss) before income taxes	3,218	15.1%	(1,303)	-6.3%
(Provision) benefit for income taxes	(600)	-2.8%	387	1.8%
Net income (loss)	2,618	12.4%	(916)	-4.4%
Net loss attributable to noncontrolling interests	1,155	-5.4%	(48)	0.2%
Net income (loss) attributable to B. Riley Financial, Inc.	$1,463	6.9%	$(868)	-4.2%

Revenues.

The table below and the discussion that follows are based on how we analyze our business.

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014		Change
	Amount	%	Amount	%	Amount	%

Revenues - Serivces and Fees:
Auction and Liquidation segment	$5,727	26.9%	$3,397	16.4%	$2,330	68.6%
Valuation and Appraisal segment	7,945	37.3%	7,764	37.6%	181	2.3%
Capital Markets segment	7,478	35.2%	9,508	46.0%	(2,030)	-21.4%
Subtotal	21,150	99.4%	20,669	100.0%	481	2.3%

Revenues - Sale of goods
Auction and Liquidation	122	0.6%	5	0.0%	117	n/m

Total revenues	$21,272	100.0%	$20,674	100.0%	$598	2.9%

n/m - Not applicable or not meaningful.

Total revenues increased $0.6 million, to $21.3 million during the three months ended September 30, 2015 from $20.7 million during the three months ended September 30, 2014. The increase in revenues during the three months ended September 30, 2015 was primarily due to an increase in revenues from services and fees of $0.5 million and an increase in revenues from the sale of goods of $0.1 million. The increase in revenues from services and fees of $0.5 million in 2015 was primarily due to an increase in revenues of (a) $2.3 million in the auction and liquidation segment, and (b) $0.2 million from our valuation and appraisal segment, offset by a decrease in revenues of $2.0 million from our capital markets segment. Revenues from the sale of goods increased to $0.1 during the three months ended September 30, 2015.

Revenues from services and fees in the auction and liquidation segment increased $2.3 million, to $5.7 million during the three months ended September 30, 2015 from $3.4 million during the three months ended September 30, 2014. The increase in revenues from services and fees was primarily due to revenues we earned from an engagement to auction transportation and field services equipment that are used in the oil and gas industry in Canada during the three months ended September 30, 2015.

Revenues from services and fees in the valuation and appraisal segment increased $0.2 million, to $7.9 million during the three months ended September 30, 2015 from $7.7 million during the three months ended September 30, 2014. The increase in revenues was primarily due to an increase related to appraisal engagements where we perform valuations of machinery and equipment for financial institutions, lenders, and private equity investors, offset by a decrease in revenues of $0.1 million from our appraisal operations in the United Kingdom which we restructured in the third quarter of 2014.

Revenues from services and fees in the capital markets segment decreased $2.0 million, to $7.5 million during the three months ended September 30, 2015 from $9.5 million during the three months ended September 30, 2014. The decrease in revenues was primarily due to a decrease in revenues of (a) $1.6 million from investment banking fees, and (b) a decrease in trading income of $1.3 million, offset by an increase in revenues of $0.9 million from commissions, fees and other income primarily earned from research, sales and trading, and wealth management services. The decrease in revenues from investment banking fees in 2015 was primarily due to a decrease in the size and number of investment banking transactions where we acted as an advisor. The decrease in trading income of $1.3 million was primarily due to a weak equities market during the three months ended September 30, 2015 which resulted in trading losses of $0.2 million for such period compared to the same period in 2014 when we generated trading income of $1.1 million,

Sale of Goods, Cost of Goods Sold and Gross Margin

Revenues from the sale of goods totaled $0.1 million during the three months ended September 30, 2015 and there was no costs of goods sold associated with these sales. The sale of goods for the three months ended September 30, 2015 primarily related to sale of residual inventory and wholesale and industrial equipment that had been fully reserved during the prior quarter. During the three months ended September 30, 2014, sales of goods were less than $0.1 million and cost of goods sold was $1.7 million. The $1.7 million of costs of goods sold during the three months ended September 30, 2014 related to inventory valuation charges to write down the carrying value of certain goods held for sale or auction in 2014 to lower of cost or market.

Operating Expenses

Direct Cost of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the three months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Auction and Liquidation Segment	Valuation and Appraisal Segment	Total	Auction and Liquidation Segment	Valuation and Appraisal Segment	Total

Revenues - Services and fees	$5,727	$7,945		$3,397	$7,764
Direct cost of services	1,722	3,491	$5,213	1,670	3,465	$5,135

Gross margin on services and fees	$4,005	$4,454		$1,727	$4,299

Gross margin percentage	69.9%	56.1%		50.8%	55.4%

Total direct cost of services increased $0.1 million, to $5.2 million during the three months ended September 30, 2015 from $5.1 million during the three months ended September 30, 2014. Direct cost of services in the auction and liquidation segment increased $0.1 million, to $1.7 million during the three months ended September 30, 2015 from $1.6 million during the three months ended September 30, 2014. The increase in expenses was primarily due to a slight increase in the number of fee and commission type engagements in 2015 where we contractually bill fees, commissions and reimbursable expenses as compared to the same period in 2014. Direct cost of services in the valuation and appraisal services segment were $3.5 million during each of the three month periods ended September 30, 2015 and 2014.

Gross margin in the auction and liquidation segment for services and fees increased to 69.9% of revenues during the three months ended September 30, 2015, as compared to 50.8% of revenues during the three months ended September 30, 2014. The increase in the gross margin during the three months ended September 30, 2015 was primarily due to a change in the mix of fee type and the impact from revenues earned from the wholesale auction and liquidation engagement of transportation and field services equipment discussed above as compared to the same period in 2014.

Gross margins in the valuation and appraisal segment increased to 56.1% of revenues during the three months ended September 30, 2015 as compared to 55.4% of revenues during the three months ended September 30, 2014. The increase in the gross margin is primarily due to the increased productivity we experienced in the third quarter of 2015 from the increase in business and revenues from machinery and equipment appraisals as compared to the same period in 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended September 30, 2015 and 2014 were comprised of the following:

Selling, General and Administrative Expenses

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014		Change
	Amount	%	Amount	%	Amount	%

Auction and Liquidation segment	$1,305	10.2%	$1,479	11.8%	$(174)	-11.8%
Valuation and Appraisal segment	2,035	15.9%	2,131	17.1%	(96)	-4.5%
Capital Markets segment	7,444	58.3%	6,610	52.9%	834	12.6%
Corporate and Other segment	1,998	15.6%	2,277	18.2%	(279)	-12.3%
Total selling, general & administrative expenses	$12,782	100.0%	$12,497	100.0%	$285	2.3%

Total selling, general and administrative expenses increased $0.3 million, or 2.3%, to $12.8 million during the three months ended September 30, 2015 from $12.5 million for the three months ended September 30, 2014. The increase was primarily due to an increase in selling, general and administrative expenses of $0.8 million in the capital markets segment; offset by decreases in selling, general and administrative expenses of (a) $0.2 million in the auction and liquidation segment, (b) $0.1 million in the valuation and appraisal segment and (c) $0.3 million in corporate and other.

Selling, general and administrative expenses in the auction and liquidation segment decreased $0.2 million, or 11.8%, to $1.3 million during the three months ended September 30, 2015 from $1.5 million for the three months ended September 30, 2014. The decrease was primarily due to a decrease in payroll and other operating expenses related to the operations of our former real estate advisory services division.

Selling, general and administrative expenses in the valuation and appraisal segment decreased $0.1 million, or 4.5%, to $2.0 million during the three months ended September 30, 2015 from $2.1 million for the three months ended September 30, 2014. The decrease in operating expenses of $0.1 million was primarily due to a decrease in operating expenses from our valuation and appraisal business in Europe resulting from the restructuring of the operations in the third quarter of 2014.

Selling, general and administrative expenses in the capital markets segment increased $0.8 million, or 12.6%, to $7.4 million during the three months ended September 30, 2015 from $6.6 million for the three months ended September 30, 2014. The increase in operating expenses of $0.8 million is primarily due to an increase in payroll and related expenses that included expenses in 2015 from opening a new office in San Francisco, California.

Selling, general and administrative expenses for corporate and other decreased $0.3 million, or 12.3%, to $2.0 million during the three months ended September 30, 2015 from $2.3 million for the three months ended September 30, 2014. The decrease was primarily due to a decrease in payroll and related expenses as a result of the restructuring in the third quarter of 2014 which resulted in a reduction of corporate headcount and the closure of our office in Deerfield, Illinois.

Other Income (Expense). Other income includes interest income that was less than $0.1 million during each of the three month periods ended September 30, 2015 and 2014. Other expense also includes interest expense which totaled $0.1 million during each of the three month periods ended September 30, 2015 and 2014. Interest expense during the three months ended September 30, 2015 was comprised of interest expense on our revolving credit facility and amortization of deferred loan fees incurred on our asset based credit facility.

Income (Loss) Before Income Taxes. Income before income taxes was $3.2 million during the three months ended September 30, 2015 as compared to a loss before income taxes of $1.3 million during the three months ended September 30, 2014. The increase in income before income taxes of $4.5 million during the three months ended September 30, 2015 as compared to the loss in such period in 2014 was primarily due to an increase in operating income of (a) $5.6 million in our auction and liquidation segment and (b) $0.5 million in our valuation and appraisal segment, (c) a decrease in corporate overhead of $1.3 million as discussed above; offset by a decrease in operating income of $2.9 million in our capital markets segment.

(Provision) Benefit For Income Taxes. Provision for income taxes was $0.6 million during the three months ended September 30, 2015 as compared to a benefit for income taxes of $0.4 million during the three months ended September 30, 2014. The effective income tax rate was 18.6% during the three months ended September 30, 2015 and a benefit of 29.7% during the three months ended September 30, 2014.

Net Income (Loss) Attributable to Noncontrolling Interest. Net income (loss) attributable to noncontrolling interests represents the proportionate share of net income generated by Great American Global Partners, LLC in 2015 and 2014 that we do not own. The net income attributable to noncontrolling interests was $1.2 million during the three months ended September 30, 2015 compared to a net loss attributable to noncontrolling interests of $0.1 million during the three months ended September 30, 2014.

Net Income (Loss) Attributable to the Company. Net income attributable to the Company for the three months ended September 30, 2015 was $1.5 million compared to a net loss of $0.9 million during the three months ended September 30, 2014. The increase in net income during the three months ended September 30, 2015 as compared to the same period in 2014 was primarily due to the increase in operating income in our Auction and Liquidations segment and Valuation and Appraisal segment as more fully described above.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Condensed Consolidated Statements of Operations

(Dollars in thousands)

	Nine Months September 30, 2015		Nine Months September 30, 2014
	Amount	%	Amount	%
Revenues:
Services and fees	$82,176	88.6%	$48,001	83.8%
Sale of goods	10,588	11.4%	9,273	16.2%
Total revenues	92,764	100.0%	57,274	100.0%

Operating expenses:
Direct cost of services	20,530	22.1%	17,001	29.7%
Cost of goods sold	3,071	3.3%	10,811	18.9%
Selling, general and administrative expenses	45,755	49.3%	30,481	53.2%
Restructuring charge	—	0.0%	2,548	4.4%
Total operating expenses	69,356	74.8%	60,841	106.2%
Operating income (loss)	23,408	25.2%	(3,567)	-6.2%
Other income (expense):
Interest income	10	0.0%	9	0.0%
Interest expense	(735)	-0.9%	(1,130)	-2.0%
Income (loss) before income taxes	22,683	24.5%	(4,688)	-8.2%
(Provision) benefit for income taxes	(8,060)	-8.7%	1,795	3.1%
Net income (loss)	14,623	15.8%	(2,893)	-5.1%
Net income attributable to noncontrolling interests	1,814	-2.0%	86	-0.2%
Net income (loss) attributable to B. Riley Financial, Inc.	$12,809	13.8%	$(2,979)	-5.2%

Revenues.

The table below and the discussion that follows are based on how we analyze our business.

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014		Change
	Amount	%	Amount	%	Amount	%

Revenues - Serivces and Fees:
Auction and Liquidation segment	$28,861	31.1%	$14,627	25.5%	$14,234	97.3%
Valuation and Appraisal segment	22,972	24.8%	23,499	41.0%	(527)	-2.2%
Capital Markets segment	30,343	32.7%	9,875	17.3%	20,468	n/m
Subtotal	82,176	88.6%	48,001	83.8%	34,175	71.2%

Revenues - Sale of goods Auction and Liquidation	10,588	11.4%	9,273	16.2%	1,315	14.2%

Total revenues	$92,764	100.0%	$57,274	100.0%	$35,490	62.0%

n/m - Not applicable or not meaningful.

Total revenues increased $35.5 million, to $92.8 million during the nine months ended September 30, 2015 from $57.3 million during the nine months ended September 30, 2014. The increase in revenues during the nine months ended September 30, 2015 was primarily due to an increase in revenues from services and fees of $34.2 million and an increase in revenues from the sale of goods of $1.3 million. The increase in revenues from services and fees of $34.2 million in 2015 was primarily due to an increase in revenues of (a) $14.2 million in the auction and liquidation segment, and (b) $20.5 million from our capital markets segment which includes the operating results from the operations of BRC which we acquired on June 18, 2014 and the operations of MK Capital which we acquired on February 2, 2015, offset by a decrease in revenues of $0.5 million in our valuation and appraisal segment. Revenues from the sale of goods during the nine months ended September 30, 2015 included $9.4 million related to the retail liquidation engagement of Schoenenreus, a retailer of men’s, women’s and children’s shoes, clothing and accessories that operated 121 retail locations throughout the Netherlands, and the remaining $1.2 million of revenues related the sale of wholesale and industrial equipment where we held title to the goods and sold them at auction and one retail liquidation engagement where we purchased augment goods and sold them during the retail liquidation engagement. We completed the sale of all the retail goods that we acquired title to from the bankruptcy trustee of Schoenenreus in April 2015. In the comparable period during the nine months ended September 30, 2014, the $9.3 million of revenues from the sale of goods was primarily related to an auction of a large industrial plant where we purchased the machinery and equipment and completed the sale of the machinery and equipment during the first quarter of 2014.

Revenues from services and fees in the auction and liquidation segment increased $14.2 million, to $28.8 million during the nine months ended September 30, 2015 from $14.6 million during the nine months ended September 30, 2014. The increase in revenues from services and fees in 2015 was primarily due to our participation in the joint venture involving the liquidation of inventory for the going-out-of-business sale of 133 Target stores located in Canada, offset by a decrease in revenues of $1.4 million related to the operations of our real estate advisory services division. The joint venture provided Target Canada with a minimum guarantee of amounts to be realized from the liquidation of inventory. The liquidation sale of inventory was completed in April 2015 and the amounts realized from the liquidation of inventory exceed the minimum guarantee. Revenues from our participation in the joint venture were $13.0 million during the nine months ended September 30, 2015. In the comparable period in 2014, we did not have any similar large retail liquidation engagements that generated a significant amount of revenues from services and fees.

Revenues from services and fees in the valuation and appraisal segment decreased $0.5 million, to $23.0 million during the nine months ended September 30, 2015 from $23.5 million during the nine months ended September 30, 2014. The decrease in revenues was primarily due a decrease in revenues of (a) $1.3 million related to appraisal engagements where we perform valuations of intellectual property and business valuations, and (b) $0.8 million from our appraisal operations in the United Kingdom which we restructured in the third quarter of 2014. These decreases in revenues were offset by an increase in revenues of (a) $0.9 million related to appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors, and (b) $0.7 million for appraisals of machinery and equipment.

Revenues from services and fees in the capital markets segment were $30.3 million during the nine months ended September 30, 2015. Capital markets segment revenues include revenues from BRC during the nine months related to investment banking fees of $14.9 million, commissions, fees and other income primarily earned from research, sales and trading, and wealth management services of $13.6 million, and trading gains of $1.8 million. During the nine months ended September 30, 2014, revenues in the capital markets segment were $9.9 million which included revenues for the period from June 18, 2014 to September 30, 2014 as a result of our acquisition of BRC on June 18, 2014.

Sale of Goods, Cost of Goods Sold and Gross Margin

Revenues from the sale of goods of $10.6 million during the nine months ended September 30, 2015 was primarily due to the sale of retail goods related to the retail liquidation engagement of Schoenenreus. Cost of goods sold were $3.1 million resulting in a gross margin of $7.5 million or 71.0% during the nine months ended September 30, 2015. Revenues from the sale of goods of $9.3 million during the nine months ended September 30, 2014 was primarily due to the sale of goods related to an auction of an industrial plant where we sold machinery and equipment at an auction we held during the first quarter of 2014. Cost of goods sold were $10.8 million resulting in a gross margin of $(1.5) million during the nine months ended September 30, 2014. Cost of goods sold during the nine months ended September 30, 2014 included a non-cash charge of $1.7 million to write down the carrying value of certain goods held for sale or auction to lower of cost or market.

Operating Expenses

Direct Cost of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the nine months ended September 30, 2015 and 2014 are as follows:

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Auction and Liquidation Segment	Valuation and Appraisal Segment	Total	Auction and Liquidation Segment	Valuation and Appraisal Segment	Total

Revenues - Services and fees	$28,861	$22,972		$14,627	$23,499
Direct cost of services	10,642	9,888	$20,530	6,708	10,293	$17,001

Gross margin on services and fees	$18,219	$13,084		$7,919	$13,206

Gross margin percentage	63.1%	57.0%		54.1%	56.2%

Total direct cost of services increased $3.5 million, to $20.5 million during the nine months ended September 30, 2015 from $17.0 million during the nine months ended September 30, 2014. The increase in direct cost of services is primarily due to an increase in direct cost of services of $3.9 million in the auction and liquidation segment, offset by a decrease in direct cost of services of $0.4 million in the valuation and appraisal segment. Direct cost of services in the auction and liquidation segment increased $3.9 million, to $10.6 million during the nine months ended September 30, 2015 from $6.7 million during the nine months ended September 30, 2014. The increase in expenses was primarily due to an increase in the number of fee and commission type engagements in 2015 where we contractually bill fees, commissions and reimbursable expenses as compared to the same period in 2014. Direct cost of services in the valuation and appraisal services segment decreased $0.4 million, to $9.9 million during the nine months ended September 30, 2015 from $10.3 million during the nine months ended September 30, 2014. The decrease in direct cost of services in the valuation and appraisal segment was primarily due to a slight decrease in headcount from productivity and efficiencies we gained in 2015.

Gross margin in the auction and liquidation segment for services and fees increased to 63.1% of revenues during the nine months ended September 30, 2015, as compared to 54.1% of revenues during the nine months ended September 30, 2014. The increase in the gross margin during the nine months ended September 30, 2015 was primarily due to a change in the mix of fee type engagements in 2015 as compared to the same period in 2014. The increase in margin in 2015 was primarily due to the impact of the revenues we earned from our participation in the joint venture involving the liquidation of inventory for the going-out-of-business sale of 133 Target stores located in Canada.

Gross margin in the valuation and appraisal segment increased to 57.0% of revenues during the nine months ended September 30, 2015 as compared to 56.2% of revenues during the nine months ended September 30, 2014. The increase in the gross margin is primarily to due to the increased productivity we experienced during the nine months ended September 30, 2015 from the increase in business and revenues from the appraisals for machinery and equipment as compared to the same period in 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the nine months ended September 30, 2015 and 2014 were comprised of the following:

Selling, General and Administrative Expenses

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014		Change
	Amount	%	Amount	%	Amount	%

Auction and Liquidation segment	$7,872	17.2%	$7,384	24.2%	$488	6.6%
Valuation and Appraisal segment	6,538	14.3%	7,420	24.3%	(882)	-11.9%
Capital Markets segment	23,618	51.6%	7,140	23.4%	16,478	n/m
Corporate and Other segment	7,727	16.9%	8,537	28.1%	(810)	-9.5%
Total selling, general & administrative expenses	$45,755	100.0%	$30,481	100.0%	$15,274	50.1%

Total selling, general and administrative expenses increased $15.3 million, or 50.1%, to $45.8 million during the nine months ended September 30, 2015 from $30.5 million for the nine months ended September 30, 2014. The increase was primarily due to an increase in selling, general and administrative expenses of (a) $16.5 million in the capital markets segment as a result of the acquisition of BRC on June 18, 2014 and MK Capital on February 2, 2015 and (b) $0.5 million in the auction and liquidation segment, offset by decreases in selling, general and administrative expenses of (a) $0.9 million in the valuation and appraisal segment and (b) $0.8 million in corporate and other.

Selling, general and administrative expenses in the auction and liquidation segment increased $0.5 million, or 6.6%, to $7.9 million during the nine months ended September 30, 2015 from $7.4 million for the nine months ended September 30, 2014. The increase was primarily due to an increase in incentive compensation and bonuses during the nine months ended September 30, 2015 as a result of the increase in operating profit in the auction and liquidation segment in 2015. The increase in incentive compensation in 2015 was offset by a decrease in payroll and other operating expenses of $1.6 million related to the former operations of our GA Keen real estate advisory services division.

Selling, general and administrative expenses in the valuation and appraisal segment decreased $0.9 million, or 11.9%, to $6.5 million during the nine months ended September 30, 2015 from $7.4 million for the nine months ended September 30, 2014. The decrease in operating expenses of $0.9 million was primarily due to a decrease in operating expenses from our valuation and appraisal business in Europe resulting from the restructuring of the operations in the third quarter of 2014.

Selling, general and administrative expenses in the capital markets segment were $23.6 million during the nine months ended September 30, 2015. The operating expenses for BRC in 2015 reflect the operating expenses of BRC for the entire nine month period ended September 30, 2015 as compared to the prior year which includes the operating expenses of BRC for the period from June 18, 2014, the date of acquisition, through September 30, 2014.

Selling, general and administrative expenses for corporate and other decreased $0.8 million, or 9.5%, to $7.7 million during the nine months ended September 30, 2015 from $8.5 million for the nine months ended September 30, 2014. The decrease was primarily due to a decrease in payroll and related expenses as a result of the restructuring in the third quarter of 2014 which resulted in a reduction of corporate headcount and the closure of our office in Deerfield, Illinois.

Other Income (Expense). Other income includes interest income that was less than $0.1 million during each of the nine month periods ended September 30, 2015 and 2014. Other expense also includes interest expense which totaled $0.7 million during the nine months ended September 30, 2015, a decrease of $0.4 million from interest expense of $1.1 million during the nine months ended September 30, 2014. The decrease in interest expense during the nine months ended September 30, 2015 was primarily due to a decrease in interest expense of $0.8 million as a result of the early repayment of a portion of the principal balance of the related party notes payable that accrued interest at 12.0% in January 2014, the retirement of $48.8 million of face amount of long-term debt payable to Andrew Gumaer and Harvey Yellen on June 5, 2014 and the repayment of the remaining principal balance of the related party notes payable of $1.0 million on July 31, 2014 as more fully discussed in Note 8 to the condensed consolidated financial statements. The decrease in interest expense was offset by imputed interest expense of $0.1 million related to the contingent consideration for the acquisition of MK Capital in February 2015 and an increase in interest expense on the revolving line of credit.

Income (Loss) Before Income Taxes. Income before income taxes was $22.7 million during the nine months ended September 30, 2015 as compared to a loss before income taxes of $4.7 million during the nine months ended September 30, 2014. The increase in income before income taxes of $27.4 million during the nine months ended September 30, 2015 as compared to the loss in such period in 2014 was primarily due to an increase in operating income of (a) $20.2 million in our auction and liquidation segment, (b) $4.0 million in our capital markets segment, (c) $1.0 million in our valuation and appraisal segment, (d) a decrease in corporate overhead and interest expense of $1.8 million, and (e) a decrease in interest expense of $0.4 million as discussed above.

(Provision) Benefit For Income Taxes. Provision for income taxes was $8.1 million during the nine months ended September 30, 2015 as compared to a benefit for income taxes of $1.8 million during the nine months ended September 30, 2014. The effective income tax rate was 35.5% during the nine months ended September 30, 2015 and a benefit of 38.3% during the nine months ended September 30, 2014.

Net Income Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interests represents the proportionate share of net income generated by Great American Global Partners, LLC in 2015 and 2014 that we do not own. The net income attributable to noncontrolling interests was $1.8 million during the nine months ended September 30, 2015 and $0.1 million during the nine months ended September 30, 2014.

Net Income (Loss) Attributable to the Company. Net income attributable to the Company for the nine months ended September 30, 2015 was $12.8 million compared to a net loss of $3.0 million during the nine months ended September 30, 2014. The increase in net income during the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily due to the increase in operating income in our Auction and Liquidations segment and Capital Markets segment and a decrease in corporate overhead and interest expense as more fully described above.

Liquidity and Capital Resources

Our operations are funded through a combination of existing cash on hand, cash generated from operations, proceeds from the private placement of common stock, borrowings under our revolving credit facility and special purposes financing arrangements.  On June 5, 2014, we completed a private placement of 10,289,300 shares of our common stock at a purchase price of $5.00 per share and raised net proceeds of $51.2 million. During the nine months ended September 30, 2015 we generated net income of $12.8 million and during the year ended December 31, 2014 we generated a net loss of $5.8 million. Our cash flows and profitability are impacted by the number and size of retail liquidation and capital markets engagements performed on a quarterly and annual basis. Our cash flow from operations historically was also impacted by the interest expense and debt service requirements on the $50.5 million in principal of subordinated, unsecured promissory notes. On June 5, 2014, we used $30.2 million of the proceeds from the Private Placement to repay long-term debt payable to Andrew Gumaer and Harvey Yellen, both of whom were executive officers and directors of the Company at the time of such repayment. The $30.0 million principal payment and then outstanding accrued interest of $0.2 million retired the entire $48.8 million face amount of the long-term debt at a discount of $18.8 million. The discount of $18.8 million has been recorded as a capital contribution to additional paid in capital in our consolidated financial statements. On July 31, 2014, principal payments totaling $1.0 million were paid in accordance with the terms of the other subordinated, unsecured promissory notes, which represented the remaining outstanding principal amount on such notes. As of August 1, 2014, there is no remaining outstanding principal or interest payable on such notes. Cash provided by operations was $44.0 million during the nine months ended September 30, 2015 and cash used by operations was $5.8 million during the nine months ended September 30, 2014.

As of September 30, 2015, we had $45.9 million of unrestricted cash, $0.1 million of restricted cash, net investments in securities of $11.1 million, and $0.1 million of borrowings outstanding on our revolving credit facility. We believe that our current cash and cash equivalents, funds available under our asset based credit facility and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and execute on our business plan.

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. During the nine months ended September 30, 2015, we paid cash dividends of $4.2 million on our common stock. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

Cash Flow Summary

	Nine Months Ended
	September 30,
	2015	2014
	(Dollars in thousands)
Net cash provided by (used in):
Operating activities	$43,994	$(5,785)
Investing activities	4,890	522
Financing activities	(24,554)	12,111
Effect of foreign currecy on cash	(8)	(173)
Net increase in cash and cash equivalents	$24,322	$6,675

Cash provided by operating activities was $44.0 million for the nine months ended September 30, 2015, an increase of $49.8 million from the $5.8 million of cash used in operating activities for the nine months ended September 30, 2014. Net cash provided by operating activities during the nine months ended September 30, 2015 was primarily comprised of (a) net income of $14.6, (b) non-cash items related to depreciation and amortization, provision for credit losses, share based payments, and deferred income taxes of $7.7 million, and (c) the impact of the net changes in operating assets and liabilities of $21.7 million. Net cash provided by investing activities was $4.9 million for the nine months ended September 30, 2015; an increase of $4.4 million, from the $0.5 million of cash provided by investing activities for the nine months ended September 30, 2014. Net cash provided by investing activities during the nine months ended September 30, 2015 was primarily comprised of cash provided from the decrease in restricted cash of $7.5 million, offset by cash used of $2.5 million in connection with the acquisition of MK Capital and $0.2 million of cash used to purchase property and equipment. The decrease in restricted cash of $7.5 million was primarily the result of the return of cash that was used to collateralize letters of credit that were required in accordance with the terms of certain retail liquidation engagements that we were contracted to provide services for in the first quarter of 2015. Cash used in financing activities was $24.5 million for the nine months ended September 30, 2015 compared to cash provided by financing activities of $12.1 million during the comparable period in 2014. Cash used in financing activities for the nine months ended September 30, 2015 consisted of (a) $18.5 million used to repay the balance outstanding on our asset based credit facility, (b) $4.2 million of dividends paid on our common stock, and (c) $1.8 million of distributions to noncontrolling interests.

Contingent Consideration

In connection with the acquisition of MK Capital on February 2, 2015 for a total purchase price of $9.4 million, at closing $2.5 million of the purchase price was paid in cash and 333,333 newly issued shares of the Company’s common stock with a fair value of $2.7 million were issued to the former members of MK Capital. The purchase agreement also requires the payment of contingent consideration in the form of future cash payments with a fair value of $2.2 million and the issuance of shares of common stock with a fair value of $2.0 million. The contingent cash consideration of $2.2 million payable to the former members of MK Capital represents the fair value of the contingent cash consideration of $1.25 million due on the first anniversary date of the closing (February 2, 2016) and a final cash payment of $1.25 million due on the second anniversary date of the closing (February 2, 2017), with imputed interest expense calculated at 8% per annum. The contingent stock consideration of $2.0 million is comprised of the issuance of 166,667 shares of common stock on the first anniversary date of the closing (February 2, 2016) and 166,666 shares of common stock on the second anniversary date of the closing (February 2, 2017). The contingent cash and stock consideration is payable on the first and second anniversary dates of the closing provided that MK Capital generates a minimum amount of gross revenues as defined in the purchase agreement for the twelve months following the first and second anniversary dates of the closing.

Credit Agreements

From time to time, we utilize our asset based credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. Subject to certain limitations and offsets, we are permitted to borrow up to $100.0 million under the credit facility, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect), and the maturity date has been extended from July 16, 2013 to July 15, 2018. Borrowings under the credit facility are only made at the discretion of the lender and are generally required to be repaid within 180 days. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. On March 19, 2014, the Company entered into a separate credit agreement (a “UK Credit Agreement”) with an affiliate of Wells Fargo Bank, National Association which provides for the financing of transactions in the United Kingdom. The facility allows the Company to borrow up to 50 million British Pounds. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $100.0 million credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. The credit facility also provides for success fees in the amount of 5% to 20% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related credit agreement. We typically seek borrowings on an engagement-by-engagement basis. The credit agreement governing the credit facility contains certain covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. At September 30, 2015, there was no outstanding balance under the credit facility as the balance outstanding of $18.5 million at December 31, 2014 was repaid to Wells Fargo Bank, National Association during the second quarter of 2015.

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

On January 11, 2015, GAGEE filed a voluntary petition with the United States Bankruptcy Court for the Northern District of Texas for relief under Chapter 7 of Title 11 of the United States Code (as amended, the “Bankruptcy Code”). At December 31, 2014, GAGEE had total assets of $6.5 million and total liabilities of $6.6 million. Total assets included $2.5 million of other receivables included in prepaid and other current assets and $4.0 million of goods held for sale which was comprised of five oil rigs, see Note 5 to our condensed consolidated financial statements. Total liabilities at December 31, 2014 included the $6.6 million of notes payable discussed above that was collateralized by the assets of GAGEE.  As a result of such bankruptcy filing, the assets and liabilities of GAGEE described are no longer consolidated in our consolidated financial statements for periods subsequent to such bankruptcy filing.  The loss on deconsolidation of GAGEE was less than $0.1 million during the quarter ended June 30, 2015. On June 29, 2015, the trustee handling the bankruptcy case for GAGEE was discharged and the bankruptcy case was closed. As a result of this process, the Lenders are proceeding with the disposition of the assets of GAGEE in accordance with their security interest in connection with their loan. At the present time, the Company does not have any remaining investment or any obligations with respect to GAGEE’s liabilities. The Company intends to dissolve GAGEE and wind up its business. If any future expenses or losses are incurred by GAGEE during its wind up, the Company will record its share of losses under the equity method of accounting. Management does not expect these events or any subsequent related actions regarding GAGEE will have a material impact on the consolidated financial position of the Company.

Accounts Receivable Line of Credit

On May 17, 2011, one of our majority owned subsidiaries entered into an Accounts Receivable Line of Credit with a finance company. Proceeds from the Accounts Receivable Line of Credit were used to pay off borrowings under the factoring agreement.  The Accounts Receivable Line of Credit is collateralized by the accounts receivable of our majority owned subsidiary and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Accounts Receivable Line of Credit, with maximum borrowings not to exceed $2.0 million. The interest rate under the Accounts Receivable Line of Credit is the prime rate plus 2%, payable monthly in arrears. The Accounts Receivable Line of Credit was amended effective February 3, 2012 and the maximum borrowings allowed increased from $2.0 million to $3.0 million. The maturity date of the Accounts Receivable Line of Credit is February 3, 2016 and the maturity date may be extended for successive periods equal to one year, unless our majority owned subsidiary gives the finance company written notice of its intent to terminate the Accounts Receivable Line of Credit at least thirty days prior to the maturity date of the Accounts Receivable Line of Credit. The finance company has the right to terminate the Accounts Receivable Line of Credit at its sole discretion upon giving sixty days’ prior written notice. In connection with the Accounts Receivable Line of Credit, GAG, LLC entered into a limited continuing guaranty of our majority owned subsidiary’s obligations under the Accounts Receivable Line of Credit. Borrowings outstanding under the Accounts Receivable Line of Credit were $0.1 million at each of September 30, 2015 and December 31, 2014.

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

On March 10, 2015, the Company borrowed $4.5 million from RIP in accordance with the RIP Note. The principal amount of $4.5 million for the RIP Note accrued interest at the rate of 10% per annum (or 15% in the event of a default under the RIP Note). The borrowings were for short-term working capital needs and capital for other retail liquidation engagements. RIP was also entitled to the Success Fee of 20% of the net profit, if any, earned by the Company in connection with a designated liquidation transaction. Pursuant to the terms of the RIP Note, under no circumstances was the Company obligated to pay to RIP any portion of the combined amount of interest and the Success Fee which exceeded twelve percent (12%) of the $4.5 million principal amount of the RIP Note. The outstanding principal amount, together with the accrued and unpaid interest and the Success Fee, was due and payable by the Company on March 9, 2016. The RIP Note was subordinated in certain respects to the Company’s guaranty relating to its existing credit facility with Wells Fargo Bank, National Association and, in the event of certain insolvency proceedings, with respect to such credit facility itself, as well as to any other indebtedness of the Company to the extent required by the documents governing the repayment thereof. The RIP Note was repaid on May 4, 2015.

Riley Investment Management LLC, a wholly owned subsidiary of the Company, is the general partner of RIP. Bryant Riley, the Chief Executive Officer and Chairman of the Board of Directors of the Company, owns or controls approximately 45% of the equity interests of RIP. In addition, Thomas Kelleher, the President and a director of the Company, and one other employee of the Company, own or control de minimis amounts of the equity interests of RIP. After considering the economic interests of Mr. Riley and Mr. Kelleher in the RIP Note and comparing the terms of the RIP Note to terms that may have been available from unaffiliated third parties, the disinterested members of the Company’s Board of Directors unanimously approved the issuance of the RIP Note.

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

New Accounting Standards

In February 2015, the FASB issued ASU 2015-2, Consolidation (Topic 810): Amendments to the Consolidation Analysis, that provides guidance which makes targeted amendments to current consolidation guidance. Among other things, the standard changes the manner in which we would assesses one of the characteristics of variable interest entities (VIEs) and introduces a separate analyses specific to limited partnerships and similar entities (such as Nutra SA) for assessing if the equity holders at risk lack decision making. Limited partnerships and similar entities will be a VIE unless the limited partners hold substantive kick-out rights or participating rights. A right to liquidate an entity is akin to a kick-out right. Guidance for limited partnerships under the voting model has been eliminated. A limited partner and similar partners with a controlling financial interest obtained through substantive kick out rights would consolidate a limited partnership or similar entity. The guidance is effective for our annual and interim periods beginning in 2016. Early adoption is allowed. We have not yet determined the impact that the new guidance will have on our results of operations and financial position and have not yet determined if we will early adopt the standard.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of our fiscal quarter ended September 30, 2015. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

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

Our executive officers, directors and their affiliates own or control, in the aggregate, approximately 30.9% of our outstanding common stock as of September 30, 2015. In particular, our Chairman and Chief Executive Officer, Bryant R. Riley, owns or controls, in the aggregate, 3,944,410 shares of our common stock or 24.2% of our outstanding common stock as of September 30, 2015. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Our amended and restated certificate of incorporation authorizes our board of directors to issue new series of preferred stock that may have the effect of delaying or preventing a change of control, which could adversely affect the value of your shares.

Our amended and restated certificate of incorporation provides that our board of directors will be authorized to issue from time to time, without further stockholder approval, up to 1,000,000 shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, rights of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of any series. Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights. We may issue additional preferred stock in ways which may delay, defer or prevent a change of control of our company without further action by our stockholders. Such shares of preferred stock may be issued with voting rights that may adversely affect the voting power of the holders of our common stock by increasing the number of outstanding shares having voting rights, and by the creation of class or series voting rights.

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control and could also limit the market price of our stock.

Our amended and restated certificate of incorporation and our bylaws, as amended, contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. For example, while such structure is currently in the process of being phased out by 2017 following amendments we adopted in October 2014, our certificate of incorporation and bylaws historically provided that our board of directors is classified into three classes of directors, with each class elected at a separate election. Until such phase-out is complete, the existence of a staggered board could delay or prevent a potential acquirer from obtaining majority control of our board, and thus defer potential acquisitions. We are also governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our amended and restated certificate of incorporation, our bylaws, as amended, and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors, including delaying or impeding a merger, tender offer, or proxy contest or other change of control transaction involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could prevent the consummation of a transaction in which our stockholders could receive a substantial premium over the then current market price for their shares.

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

B. Riley Financial, Inc.

Date: November 9, 2015	By:	/s/ PHILLIP J. AHN
Name: Phillip J. Ahn Title: Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation.
10.1(1)#	B. Riley Financial, Inc. Management Bonus Plan.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1*†	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*†	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
†	These exhibits are being “furnished” and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.
#	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2015.