Form 10-K
period 2015-12-31
B. Riley Financial, Inc.
filed 2016-03-28
CIK 1464790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock as reported on the OTC Bulletin Board on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $61.0 million. For purposes of this calculation, it has been assumed that all shares of the registrant's common stock held by directors, executive officers and stockholders beneficially owning ten percent or more of the registrant's common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

The number of shares outstanding of the registrant’s common stock as of March 21, 2016 was 16,614,786.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to the registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

B. RILEY FINANCIAL, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Item 1.	BUSINESS

General

B. Riley Financial, Inc. and its subsidiaries provide collaborative financial services and solutions through several subsidiaries, including:

▪	B. Riley & Co., LLC (“BRC”), a mid-sized, full service investment bank providing financial advisory, corporate finance, research, and sales & trading services to corporate, institutional and high net worth individual clients;

▪	B. Riley Capital Management, LLC, an Securities and Exchange Commission (“SEC”) registered investment advisor, which includes:

o	B. Riley Asset Management, an advisor to certain public and private funds and to institutional and high net worth investors;

o	B. Riley Wealth Management (formerly MK Capital Advisors), a multi-family office practice and wealth management firm focused on the needs of ultra-high net worth individuals and families; and

o	Great American Capital Partners, LLC (“GACP”), the general partner of a private fund, GACP I, L.P. a direct lending fund that provides senior secured loans and second lien secured loan facilities to middle market public and private U.S. companies

▪	Great American Group, LLC, a leading provider of asset disposition and auction solutions to a wide range of retail and industrial clients; and

▪	Great American Group Advisory and Valuation Services, LLC, a leading provider of appraisal and valuation services for asset based lenders, private equity firms and corporate clients.

We are headquartered in Los Angeles with offices in major financial markets throughout the United States and Europe.

For financial reporting purposes we classify our businesses into three segments: (i) capital markets, (ii) auction and liquidation and (iii) valuation and appraisal.

Capital Markets Segment. Our capital markets segment provides a full array of investment banking, corporate finance, research, wealth management, sales and trading services to corporate, institutional and high net worth clients. Our corporate finance and investment banking services include merger and acquisitions advisory services to public and private companies, initial and secondary public offerings, and institutional private placements.  In addition, we trade equity securities as a principal for the Company’s account, including investments in funds managed by our subsidiaries. Our capital markets segment also includes our asset management businesses that manage various private and public funds for institutional and individual investors.

 Auction and Liquidation Segment. Our auction and liquidation segment utilizes our significant industry experience, a scalable network of independent contractors and industry-specific advisors to tailor our services to the specific needs of a multitude of clients, logistical challenges and distressed circumstances. Furthermore, our scale and pool of resources allow us to offer our services across North American as well as parts of Europe, Asia and Australia. Our auction and liquidation segment operates through two main divisions, retail store liquidations and wholesale and industrial assets dispositions. Our wholesale and industrial assets disposition division operates through limited liability companies that are controlled by us.

 Valuation and Appraisal Segment. Our valuation and appraisal segment provides valuation and appraisal services to financial institutions, lenders, private equity firms and other providers of capital. These services primarily include the valuation of assets (i) for purposes of determining and monitoring the value of collateral securing financial transactions and loan arrangements and (ii) in connection with potential business combinations. Our valuation and appraisal segment operates through limited liability companies that are majority owned by us.

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

On June 18, 2014, we completed the acquisition of B. Riley and Co. Inc. (“BRC Inc.”) pursuant to the terms of the Acquisition Agreement (the Acquisition Agreement”), dated as of May 19, 2014, by and among the Company, Darwin Merger Sub I, Inc., a wholly owned subsidiary of the Company, B. Riley Capital Markets, LLC, a wholly owned subsidiary of the Company (“BCM”), BRC Inc., B. Riley & Co. Holdings, LLC (“BRH”), Riley Investment Management LLC (“RIM”), and collectively with BRC Inc. and BRH, the (“B. Riley Entities”) and Bryant Riley, a director of the Company and principal owner of each of the B. Riley Entities. In connection with the Company’s acquisition of BRC Inc., Darwin Merger Sub I, Inc. merged with and into BRC Inc., and BRC Inc. subsequently merged with and into BCM, with BCM surviving as a wholly owned subsidiary of the Company. We completed the acquisitions of BRH, whose operations include asset management and financial advisory services, and RIM, which provides services to certain pooled investment vehicles, on August 1, 2014.

The total purchase price for the B. Riley Entities was $26.4 million, which was paid at closing on June 18, 2014, or through post-closing adjustments and arrangements, in the form of 4,182,637 newly issued shares of our common stock. The fair value of the newly issued shares of the Company’s common stock for accounting purposes was determined based on the closing market price of the Company’s shares of common stock on the acquisition date, less a 25% discount for lack of marketability as the shares issued are subject to certain restrictions that limit their trade or transfer in the open market.

Effective upon the closing of the acquisition on June 18, 2014, Bryant Riley, the principal owner of BRC Inc., was appointed as our Chief Executive Officer and Chairman. As a result of the acquisition of BRC Inc., Bryant Riley owns approximately 24.1% of our outstanding common stock.

Recent Developments

On January 2, 2015, we entered into a purchase agreement to acquire all of the membership interests of MK Capital Advisors, LLC (“MK Capital”), a wealth management business with operations primarily in New York. On February 2, 2015, the pre-closing conditions were satisfied and we completed the purchase of MK Capital. Upon closing, we paid the members of MK Capital $2.5 million in cash and issued 333,333 shares of our common stock to such members. The purchase agreement also requires the payment of contingent consideration of $1.25 million in cash and 166,667 shares of our common stock on the first anniversary date of the closing (February 2, 2016) and a final payment of $1.25 million in cash and 166,666 of our common stock on the second anniversary date of the closing (February 2, 2017). Such contingent consideration is contingent on MK Capital generating a minimum amount of gross revenues as defined in the purchase agreement for the twelve months ending on the first and second anniversary dates of the closing. MK Capital achieved the minimum amount of revenues for the first anniversary period and the contingent cash consideration and contingent stock consideration for such first anniversary period was paid and issued on February 2, 2016. The acquisition of MK Capital allows the Company to expand into the wealth management business..

In April 2015, we announced the formation of GACP, a wholly owned subsidiary of the Company, and GACP I, L.P., a private direct lending fund of which GACP is the general partner, together with an anchor investment from a business development company advised by a large financial services company. GACP I, L.P. provides asset-based loans to middle market companies. GACP leverages the knowledge and expertise of Great American Group’s liquidation and appraisal business to provide insight into asset collateral values that support the asset-based loans. We believe that this internal expertise in assessing collateral values provides GACP with a competitive advantage over other middle market direct lenders. In connection with the formation of GACP I, L.P., we committed to invest $5.0 million in exchange for an ownership interest of approximately 5% of GACP I, L.P. As of December 31, 2015, we funded $1.7 million of the $5.0 million commitment to invest in GACP I, L.P.

In February 2016, we announced the hiring of a senior managing director to form and head our corporate restructuring practice group. Our new senior managing director brings extensive experience in the retail, healthcare, real estate, energy, and communications sectors and has advised municipalities and other governmental entities. He was named the 2014 "Turnaround Consultant of the Year" by The M&A Advisor and a Top 100 Global Restructuring and Turnaround Professional by Global M&A Network.

B. Riley

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

Capital Management

We provide investment management services under our subsidiary, B. Riley Capital Management, LLC, an SEC registered investment advisor. The registered investment advisor manages one mutual fund and certain other private investment funds, including a fund of funds. All of the funds managed typically invest in both public and private equity and debt. Investors for the various funds include institutional, high net worth, and individual investors. GACP is the general partner of GACP I, L.P., a direct lending fund that provides asset based loans to middle market companies.

Wealth Management

In February 2015, we acquired MK Capital, a wealth management business with operations primarily in New York, and subsequently changed the name to “B. Riley Wealth Management”. Our wealth management business provides comprehensive investment advisory services to ultrahigh net worth families and individuals. We provide traditional asset management, alternative asset management and trust and estate planning to our clients. B. Riley Wealth Management is a division of B. Riley Capital Management, LLC, an SEC registered investment advisor.

Proprietary Trading

We engage in trading activities for strategic investment purposes (i.e proprietary trading) utilizing the firm’s capital. Proprietary trading activities include investments in public and private stock and debt securities. In 2010, the federal government passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). Dodd-Frank significantly restructures and intensifies regulation in the financial services industry and includes a section referred to as the “Volcker Rule”. The Volcker Rule provides for a limitation on proprietary trading and investments by certain bank holding companies. We are not a bank holding company and, as a result, the limitations applicable to bank holding companies regarding proprietary trading and investment in the Volcker Rule do not apply to us.

The business described above for B. Riley is reported in our capital markets segment for financial reporting purposes.

Great American Group

Retail Store Liquidations

We enable our clients to quickly and efficiently dispose of under-performing assets and generate cash from excess inventory by conducting or assisting in retail store closings, going out of business sales, bankruptcy sales and fixture sales. With the goal of providing a single-source solution to our retail clients, we also provide merger and acquisition due diligence through our auction and liquidation segment and reverse logistics and appraisal services through our valuation and appraisal segment. Financial institution and other capital providers rely on us to maximize recovery rates in distressed asset sales and in retail bankruptcy situations. Additionally, healthy, mature retailers utilize our proven inventory management and strategic disposition solutions, relying on our extensive network of retail professionals, to close unproductive stores and dispose of surplus inventory and fixtures as existing stores are updated. For example, in a potential bankruptcy engagement, the debtor provides potential disposition firms with a snapshot of inventory and other assets available for sale. The disposition firms must analyze the inventory data and generate an estimate of potential recovery based on their valuation expertise and past liquidation experience. The disposition firms then submit bids that guarantee a minimum recovery based on a percentage of retail value or cost. The successful bidder assumes management of the debtor’s stores on a contract basis and conducts the orderly disposition of the inventory and assets in these stores. Profits are generated by efficiently merchandizing inventory, managing the orderly closing of store locations and pricing remaining products to balance margin with speed of sale and liquidation expenses. Unlike merchandisers who employ a “top down” approach by focusing only on driving total sales (because overhead costs are fixed), disposition firms take a “bottom up” approach by focusing on balancing cost savings with maximizing proceeds. A typical retail disposition process spans eight to twelve weeks from the bankruptcy court’s approval of the successful bid to the final store closure.

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

Wholesale and Industrial Asset Dispositions

We design and implement customized disposition programs for our clients seeking to convert excess wholesale and industrial inventory and operational assets into capital. We dispose of a wide array of assets including, among others, equipment related to transportation, heavy mobile construction, energy exploration and services, metal fabrication, food processing, semiconductor fabrication, and distribution services. We manage projects of all sizes and scopes across a variety of asset categories. We believe that our databases of information regarding potential buyers that we have collected from past transactions and engagements, our nationwide name recognition and experience with alternative distribution channels allow us to provide superior wholesale and industrial disposition services.

We offer clients various wholesale and industrial disposition strategies including, among others, live auctions, webcast auctions, and online auctions. The live public auction is the most traditional sales technique for wholesale and industrial asset dispositions and one of our most frequently utilized services. In live auctions, bidders gather at a specified date and time to competitively bid against one another, with each item selling to the highest bidder. We believe that our auctioneers are recognized throughout the industry for their auctioneering skills, project experience, engaging personalities and ability to extract top prices. Our live auctions can cover single sites or multiple locations, and we utilize point-of-sale software to generate customized sales reports and invoices and to track assets. Increasingly, we have been webcasting our live auctions over the Internet. This auction format allows online bidders to compete in real time against bidders at the live auction. Bidders can log onto the auction from personal computers, view and bid on lots as they come up for sale, hear the auctioneers as the sale is being conducted and, in some cases, view live streaming video of the auctioneer calling the bids on-site. We believe that this auction format maximizes proceeds by providing access to otherwise unavailable potential bidders, including international participants, thereby increasing competition. In some cases, particularly when assets are located in remote areas that are not easily accessible to bidders, we may determine, in consultation with the client, that a webcast only auction is the most appropriate format. In the online auction format, the sale of assets takes place exclusively online, without a live auctioneer calling the sale. Similar to the timed auctions popularized by online auction sites such as eBay, assets are posted for sale online and buyers can bid on lots and items for a set period of time, usually one week. The online auction format is optimal for clients that have idle assets in quantities insufficient to justify the cost of a live auction. We conduct our wholesale and industrial disposition business throughout parts of North America, Europe, Asia and Australia. Our business is primarily conducted through GA Global Partners, LLC, a 50% owned subsidiary that is controlled by us.

Great American Group provides the foregoing services to clients on a guarantee, fee or outright purchase basis.

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

The retail store liquidations and wholesale and industrial asset dispositions business of Great American Group described above is reported in our auction and liquidation segment for financial reporting purposes.

Valuation and Appraisal

Our valuation and appraisal teams provide independent appraisals to financial institutions, lenders, private equity firms and other providers of capital for estimated liquidation values of assets. These teams include experts specializing in particular industry niches and asset classes. We provide valuation and appraisal services across five general categories:

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

The valuation and appraisal services business of Great American Group described above is reported in our valuation and appraisal segment for financial reporting purposes.

UK Retail Stores

We previously had an additional operating segment relating to UK retail stores. Our UK retail stores segment included the operations of ten retail footwear stores in the United Kingdom as a result of our investment in Shoon Trading Limited (“Shoon”) on May 4, 2012. We ceased to consider this a separate operating segment in August 2013 following the amendment and restatement of a shareholders agreement for Shoon which eliminated our control rights. As a result of this amendment, Shoon’s operating results are not consolidated with the Company’s for any periods after July 31, 2013. Notwithstanding the deconsolidation, our operating results for periods from July 31, 2013 to January 2014 include the income (loss) from our 44.4% equity investment in the common stock of Shoon. In January 2014, Shoon was sold to a third party, and we no longer have a financial interest in the operations of Shoon.

Customers

We serve retail, corporate, capital provider and individual customers across our services lines. Revenues from liquidation service contracts to one retailer represented 12.4% of our total revenues during the year ended December 31, 2015. Revenues from one liquidation service contract and the sale of four oil rigs to one customer represented 10.7% and 12.2% of total revenues during the year ended December 31, 2013. The services provided to these customers were under short-term liquidation contracts that generally do not exceed a period of six months. There were no recurring revenues from year-to-year in connection with the services we performed under these contracts.

B. Riley

 We are engaged by corporate customers, including publicly held and privately owned companies, to provide investment banking, corporate finance, research and sales and trading services. We also provide corporate finance, research, wealth management, and sales and trading services to high net worth individuals. We maintain client relationships with companies in the consumer goods, consumer services, defense, industrials and technology industries.

Great American Group

Our retail auction and liquidation clients include financially healthy retailers as well as distressed retailers, bankruptcy professionals, financial institution workout groups and a wide range of professional service providers. Some retail segments in which we specialize include apparel, arts and crafts, department stores, discount stores, drug / health and beauty, electronics, footwear, grocery stores, hardware / home improvement, home goods and linens, jewelry, office / party supplies, specialty stores, and sporting goods. Previous clients include Target, Cache, Orchard Supply Stores, Blockbuster Video, Borders Group, Circuit City, Friedman’s Jewelers, Fortunoff, Office Depot, TJ Hughes, Hancock Fabrics, Movie Gallery, Linens N Things, and Kmart.

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

We are engaged by financial institutions, lenders, private equity firms and other capital providers, as well as professional service providers, to provide valuation and advisory services. We have extensive experience in the appraisal and valuation of retail and consumer inventories, wholesale and industrial inventories, machinery and equipment, intellectual property and real estate. We maintain ongoing client relationships with major asset based lenders including Bank of America, Credit Suisse, GE Capital, JPMorgan Chase, Union Bank of California, and Wells Fargo. Our clients also include private equity firms such as Apollo Management, Goldman Sachs Capital Partners, and Sun Capital Partners.

Competition

B. Riley

We face intense competition for our capital markets services. Since the mid-1990s, there has been substantial consolidation among U.S. and global financial institutions. In particular, a number of large commercial banks, insurance companies and other diversified financial services firms have merged with other financial institutions or have established or acquired broker-dealers. During 2008, the failure or near-collapse of a number of very large financial institutions led to the acquisition of several of the most sizeable U.S. investment banking firms, consolidating the financial industry to an even greater extent. Currently, our competitors are other investment banks, bank holding companies, brokerage firms, merchant banks and financial advisory firms. Our focus on our target industries also subjects us to direct competition from a number of specialty securities firms and smaller investment banking boutiques that specialize in providing services to these industries.

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

Great American Group

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

BRC, our broker-dealer subsidiary, is subject to regulations governing every aspect of the securities business, including the execution of securities transactions; capital requirements; record-keeping and reporting procedures; relationships with customers, including the handling of cash and margin accounts; the experience of and training requirements for certain employees; and business interactions with firms that are not members of regulatory bodies.

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

Our asset management subsidiary, B. Riley Capital Management, LLC is an SEC-registered investment adviser, and accordingly subject to regulation by the SEC. Requirements under the Investment Advisors Act of 1940 include record-keeping, advertising and operating requirements, and prohibitions on fraudulent activities.

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

In July 2010, Congress enacted Dodd-Frank. Dodd-Frank institutes a wide range of reforms that will impact financial services firms and requires significant rule-making. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. Many of the provisions of Dodd-Frank are subject to further rulemaking procedures and studies and will take effect over several years. As a result, we cannot assess the impact of these new legislative and regulatory changes on our business at the present time.

Employees

As of December 31, 2015, we had 217 full time employees and three part time employees. We are not a party to any collective bargaining agreements. We have never experienced a work stoppage or strike and believe that relations with our employees are good.

We rely significantly on the expertise of independent contractors whom we engage in connection with specific transactions. As of December 31, 2015, we maintained a network of approximately 160 independent contractors who we engage from time to time to provide services pursuant to the terms of independent contractor agreements.

Other

We were incorporated in Delaware in May 2009 as a subsidiary of Alternative Asset Management Acquisition Corp. (“AAMAC”). On July 31, 2009, we closed a transaction pursuant to which (i) the members of Great American Group, LLC contributed to the Company of all of their membership interests in Great American Group, LLC, and (ii) AAMAC merged with and into our wholly-owned subsidiary. As a result of such transactions, Great American Group, LLC and AAMAC became our wholly-owned subsidiaries. Following the acquisition of BRC Inc., we changed the Company’s name from Great American Group, Inc. to B. Riley Financial, Inc. in November 2014.

Available Information

We maintain a website at www.brileyfin.com. We file reports with the SEC, and make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not a part of, or incorporated in, this Annual Report.

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

Our executive officers, directors and their affiliates own or control, in the aggregate, approximately 30.9% of our outstanding common stock as of December 31, 2015. In particular, our Chairman and Chief Executive Officer, Bryant R. Riley, owns or controls, in the aggregate, 3,957,609 shares of our common stock or 24.1% of our outstanding common stock as of December 31, 2015. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:

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

In most instances, inventory is reported on the balance sheet at its historical cost; however, according to U.S. Generally Accepted Accounting Principles, inventory whose historical cost exceeds its market value should be valued conservatively, which dictates a lower value should apply. Accordingly, should the replacement cost (due to technological obsolescence or otherwise), or the net realizable value of any inventory we hold be less than the cost paid to acquire such inventory (purchase price), we will be required to “mark down” the value of such inventory held. If the value of any inventory held on our balance sheet is required to be written down, such write down could have a material adverse effect on our financial position and results of operations.

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

BRC, our broker-dealer subsidiary, is subject to the net capital requirements of the SEC, FINRA, and various self-regulatory organizations of which it is a member. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Failure to maintain the required net capital may subject a firm to limitation of its activities, including suspension or revocation of its registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies, and ultimately may require its liquidation. Failure to comply with the net capital rules could have material and adverse consequences, such as:

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

Furthermore, BRC is subject to laws that authorize regulatory bodies to block or reduce the flow of funds from it to B. Riley Financial, Inc. As a holding company, B. Riley Financial, Inc. depends on dividends, distributions and other payments from its subsidiaries to fund dividend payments, if any, and to fund all payments on its obligations, including debt obligations. As a result, regulatory actions could impede access to funds that B. Riley Financial, Inc. needs to make payments on obligations, including debt obligations, or dividend payments. In addition, because B. Riley Financial, Inc. holds equity interests in the firm’s subsidiaries, its rights as an equity holder to the assets of these subsidiaries may not materialize, if at all, until the claims of the creditors of these subsidiaries are first satisfied.

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

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market factors may materially harm the market price of our common stock, regardless of our operating performance.

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

There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur at our firm. For example, misconduct could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm. It is not always possible to deter misconduct and the precautions we take to detect and prevent this activity may not be effective in all cases. Our ability to detect and prevent misconduct by entities with which we do business may be even more limited. We may suffer reputational harm for any misconduct by our employees or those entities with which we do business.

We may not pay dividends regularly or at all in the future.

Prior to the declaration of a dividend by our Board of Directions on October 29, 2014 and other dividends during 2015, we historically have not paid dividends on shares of our capital stock. From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. Our Board of Directors may reduce or discontinue dividends at any time for any reason it deems relevant and there can be no assurances that we will continue to generate sufficient cash to pay dividends, or that we will continue to pay dividends with the cash that we do generate. The determination regarding the payment of dividends is subject to the discretion of our Board of Directors, and there can be no assurances that we will continue to generate sufficient cash to pay dividends, or that we will pay dividends in future periods.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, clients and business partners, and personally identifiable information of our employees, in our servers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties. In addition, such a breach could disrupt our operations and the services we provide to our clients, damage our reputation, and cause a loss of confidence in our services, which could adversely affect our business and our financial condition.

We may enter into new lines of business, make strategic investments or acquisitions or enter into joint ventures, each of which may result in additional risks and uncertainties for our business.

We may enter into new lines of business, make future strategic investments or acquisitions and enter into joint ventures. As we have in the past, and subject to market conditions, we may grow our business by increasing assets under management in existing investment strategies, pursue new investment strategies, which may be similar or complementary to our existing strategies or be wholly new initiatives, or enter into strategic relationships, or joint ventures. In addition, opportunities may arise to acquire or invest in other businesses that are related or unrelated to our current businesses.

To the extent we make strategic investments or acquisitions, enter into strategic relationships or joint ventures or enter into new lines of business, we will face numerous risks and uncertainties, including risks associated with the required investment of capital and other resources and with combining or integrating operational and management systems and controls and managing potential conflicts. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. If a new business generates insufficient revenues, or produces investment losses, or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected, and our reputation and business may be harmed. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.

We manage debt investments that involve significant risks and potential additional liabilities.

GACP I, L.P., a direct lending fund of which our wholly owned subsidiary GACP is the general partner, may invest in secured debt issued by companies that have or may incur additional debt that is senior to the secured debt owned by the fund. In the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of any such company, the owners of senior secured debt (i.e., the owners of first priority liens) generally will be entitled to receive proceeds from any realization of the secured collateral until they have been reimbursed. At such time, the owners of junior secured debt (including, in certain circumstances, the fund) will be entitled to receive proceeds from the realization of the collateral securing such debt. There can be no assurances that the proceeds, if any, from the sale of such collateral would be sufficient to satisfy the loan obligations secured by subordinate debt instruments. To the extent that the fund owns secured debt that is junior to other secured debt, the fund may lose the value of its entire investment in such secured debt.

In addition, the fund may invest in loans that are secured by a second lien on assets. Second lien loans have been a developed market for a relatively short period of time, and there is limited historical data on the performance of second lien loans in adverse economic circumstances. In addition, second lien loan products are subject to intercreditor arrangements with the holders of first lien indebtedness, pursuant to which the second lien holders have waived many of the rights of a secured creditor, and some rights of unsecured creditors, including rights in bankruptcy, which can materially affect recoveries. While there is broad market acceptance of some second lien intercreditor terms, no clear market standard has developed for certain other material intercreditor terms for second lien loan products. This variation in key intercreditor terms may result in dissimilar recoveries across otherwise similarly situated second lien loans in insolvency or distressed situations. While uncertainty of recovery in an insolvency or distressed situation is inherent in all debt instruments, second lien loan products carry more risks than certain other debt products.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our headquarters are located in Woodland Hills, California in a leased facility. The following table sets forth the location and use of each of our properties, all of which are leased as of December 31, 2015.

Location	Use

Woodland Hills, California	Headquarters; Accounting, Information Technology and Human Resources offices; Appraisal and Auction and Liquidation offices

Los Angeles, California	Capital Markets office

Newport Beach, California	Capital Markets office

San Francisco, California	Capital Markets office

Wilton, Connecticut	Capital Markets office

New York, New York	Capital Markets, Appraisal, Wealth Management, and Legal office

Chicago, Illinois	Appraisal office

Dallas, Texas	Appraisal, Auction & Liquidation office

Needham, Massachusetts	Appraisal office

Toledo, Ohio	Appraisal office

Atlanta, Georgia	Appraisal office

Charlotte, North Carolina	Appraisal office

Winston-Salem, North Carolina	Appraisal office

Milwaukee, Wisconsin	Appraisal office

We believe that our existing facilities are suitable and adequate for the business conducted therein, appropriately used and have sufficient capacity for their intended purpose.

Item 3.	LEGAL PROCEEDINGS

From time to time, we are involved in litigation which arises in the normal course of our business operations. Except as set forth below, we believe that we are not currently a party to any proceedings the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our financial position or results of operations:

On January 19, 2015, a complaint (the “Complaint”) was filed against Great American Group, LLC, in the United States Bankruptcy Court for the District of Delaware (“Court”), adversary proceeding 15-50057 (MFW), by 9586 LLC asserting claims arising out of the Great American Group, LLC’s activities with respect to an auction of equipment in Colorado in October 2012.  This proceeding is pending in the bankruptcy cases of Abound Solar Manufacturing, LLC and certain of its affiliates (the “Debtors”), case no. 12-11974.  The Complaint asserts claims for breach of contract, negligence, fraud, unjust enrichment, negligent misrepresentation, nuisance, and violations of the Colorado Consumer Protection Act (“CCPA”).  In the Complaint, the plaintiff, a former landlord of the Debtors, generally alleges that Great American Group, LLC and a joint venture partner were responsible for contamination while performing services in connection with an auction of solar machinery, and is seeking approximately $9.7 million in damages.  In April 2015, Great American Group, LLC filed a Motion to Dismiss the Complaint. On March 1, 2016, the Court issued its Opinion on Great American Group, LLC’s Motion to Dismiss dismissing the unjust enrichment claim and the CCPA claim, but denied the motion with respect to the other claims. We intend to continue to vigorously defend this action which we consider to be meritless. An adverse judgment in this matter could materially and adversely affect the Company and its financial condition.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market and Other Information

Our common stock is traded on the NASDAQ Capital Market under the symbol: “RILY”. Prior to July 16, 2015, our common stock was traded on the OTC Bulletin Board under the symbol “RILY” from November 7, 2014 to July 16, 2015. Prior to November 7, 2014, our common stock was traded on the OTC Bulletin Board under the symbol “GAMR”.

The following table sets forth the high and low closing sale prices of a share of our Common Stock as reported by the OTC Bulletin Board or NASDAQ Capital Market (as applicable) on a quarterly basis for the years ended December 31, 2014 and 2015.

The prices during the periods for which our shares were traded on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The liquidity of our shares on the NASDAQ Capital Market is extremely limited, and such liquidity was extremely limited during the periods during which our shares were traded on the OTC Bulletin Board, and prices quoted may not be a reliable indication of the value of our Common Stock.

	High	Low

2014:
Quarter ended March 31, 2014	$6.00	$5.00
Quarter ended June 30, 2014	10.40	2.80
Quarter ended September 30, 2014	8.15	7.40
Quarter ended December 31, 2014	9.90	7.45

2015:
Quarter ended March 31, 2015	$13.75	$9.50
Quarter ended June 30, 2015	12.50	9.45
Quarter ended September 30, 2015	11.00	9.50
Quarter ended December 31, 2015	10.16	9.50

As of March 15, 2016, there were approximately 102 holders of record of our Common Stock. This number does not include beneficial owners holding shares through nominees or in “street” name.

Dividend Policy

On October 29, 2014, our Board of Directors approved a dividend of $0.03 per share, which was paid on or about December 9, 2014 to stockholders of record on November 18, 2014. On May 4, 2015, the Company’s Board of Directors approved a dividend of $0.06 per share, which was paid on or about June 12, 2015 to stockholders of record on May 22, 2015. On August 10, 2015, the Company’s Board of Directors approved a dividend of $0.20 per share, which was paid on or about September 10, 2015 to stockholders of record on August 25, 2015. On November 9, 2015, our Board of Directors approved a dividend of $0.06 per share, which was paid on or about December 9, 2015 to stockholders of record on November 24, 2015. Our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of and for each of the five fiscal years ended December 31, 2015, and is derived from our Consolidated Financial Statements. The Consolidated Financial Statements as of December 31, 2015 and 2014, and for each of the years in the three-year period ended December 31, 2015, are included elsewhere in this report. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Consolidated Statement of Operations Data:

(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Revenues:
Services and fees	$101,929	$67,257	$59,967	$65,624	$60,627
Sale of goods	10,596	9,859	16,165	18,312	2,899
Total revenues	112,525	77,116	76,132	83,936	63,526
Operating expenses:
Direct cost of services	29,049	23,466	24,146	23,911	19,749
Cost of goods sold	3,072	14,080	11,506	12,750	3,391
Selling, general and administrative	58,322	44,453	36,382	39,834	32,946
Restructuring charge	—	2,548	—	—	—
Total operating expenses	90,443	84,547	72,034	76,495	56,086
Operating income (loss)	22,082	(7,431)	4,098	7,441	7,440
Other income (expense):
Interest income	17	12	26	201	476
Loss from equity investment in Great American Group Real Estate, LLC and Shoon Trading Limited	—	—	(177)	(120)	(369)
Gain from bargain purchase	—	—	—	1,366	—
Interest expense	(834)	(1,262)	(2,667)	(2,612)	(4,885)
Income (loss) from operations before income taxes	21,265	(8,681)	1,280	6,276	2,662
(Provision) benefit for income taxes	(7,688)	2,886	(704)	(1,936)	(2,060)
Net income (loss)	13,577	(5,795)	576	4,340	602
Net income (loss) attributable to noncontrolling interests	1,772	6	(482)	819	—
Net income (loss) attributable to B. Riley Financial, Inc.	$11,805	$(5,801)	$1,058	$3,521	$602

Basic earnings (loss) per share	$0.73	$(0.60)	$0.74	$2.46	$0.42
Diluted earnings (loss) per share	$0.73	$(0.60)	$0.71	$2.38	$0.41

Weighted average basic shares outstanding	16,221,040	9,612,154	1,434,107	1,434,107	1,434,107
Weighted average diluted shares outstanding	16,265,915	9,612,154	1,495,328	1,480,671	1,477,548

Consolidated Balance Sheet Data:

(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013	2012	2011

Cash and cash equivalents	$30,012	$21,600	$18,867	$18,721	$15,034
Restricted cash	51	7,657	325	7,923	—
Securities owned. At fair value	25,543	17,955	—	—	—
Total assets	132,420	138,990	73,677	80,583	76,358
Total current liabilities	21,950	41,911	29,069	34,275	32,394
Total long-term liabilities	1,150	—	48,759	50,483	52,220
Total equity (deficit)	109,320	97,079	(4,151)	(4,175)	(8,256)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

B. Riley Financial, Inc. and its subsidiaries (NASDAQ: RILY) provides collaborative financial services and solutions through several subsidiaries, including:

▪	B. Riley & Co., LLC (“BRC”), a mid-sized, full service investment bank providing financial advisory, corporate finance, research, and sales & trading services to corporate, institutional and high net worth individual clients;

▪	B. Riley Capital Management, LLC, an Securities and Exchange Commission (“SEC”) registered Investment Advisor, which includes B. Riley Asset Management, a provider of investment products to institutional and high net worth investors; B. Riley Wealth Management (formerly MK Capital Advisors), a multi-family office practice and wealth management firm focused on the needs of ultra-high net worth individuals and families; and Great American Capital Partners, LLC (“GACP”), the general partner of a private fund, GACP I, L.P., a direct lending fund that provides senior secured loans and second lien secured loan facilities to middle market public and private U.S. companies;

▪	Great American Group, LLC, a leading provider of asset disposition and auction solutions to a wide range of retail and industrial clients; and

▪	Great American Group Advisory and Valuation Services, LLC, a leading provider of valuation services for asset based lenders and corporate clients.

For financial reporting purposes we classify our businesses into three segments: (i) capital markets, (ii) auction and liquidation and (iii) valuation and appraisal.

Capital Markets Segment. Our capital markets segment provides a full array of investment banking, corporate finance, research, wealth management, sales and trading services to corporate, institutional and high net worth clients. Our corporate finance and investment banking services include merger and acquisitions advisory services to public and private companies, initial and secondary public offerings, and institutional private placements.  In addition, we trade equity securities as a principal for the Company’s account, including investments in funds managed by our subsidiaries. Our capital markets segment also includes our asset management businesses that manage various private and public funds for institutional and individual investors.

Auction and Liquidation Segment. Our auction and liquidation segment utilizes our significant industry experience, a scalable network of independent contractors and industry-specific advisors to tailor our services to the specific needs of a multitude of clients, logistical challenges and distressed circumstances. Furthermore, our scale and pool of resources allow us to offer our services across North American as well as parts of Europe, Asia and Australia.

Valuation and Appraisal Segment. Our valuation and appraisal segment provides valuation and appraisal services to financial institutions, lenders, private equity firms and other providers of capital. These services primarily include the valuation of assets (i) for purposes of determining and monitoring the value of collateral securing financial transactions and loan arrangements and (ii) in connection with potential business combinations. Our valuation and appraisal segment operates through limited liability companies that are majority owned by us.

UK Retail Stores. We previously had an additional operating segment relating to UK retail stores. Our UK retail stores segment included the operations of retail footwear stores in the United Kingdom as a result of our investment in Shoon Trading Limited (“Shoon”) on May 4, 2012. Revenues from the sale of goods in our UK retail stores segment were recognized as revenue upon the sale of product to retail customers. Our net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, and other promotional allowances and are recorded net of sales or value added tax. Allowances provided for these items are presented in the consolidated financial statements primarily as reductions to sales and cost of sales. We ceased to consider this a separate operating segment in August 2013 following the amendment and restatement of a shareholders agreement for Shoon which eliminated our control rights. As a result of this amendment, Shoon’s operating results are not consolidated with the Company’s for any periods after July 31, 2013. Notwithstanding the deconsolidation, our operating results for periods from July 31, 2013 to January 2014 include the income (loss) from our 44.4% equity investment in the common stock of Shoon. In January 2014, Shoon was sold to a third party, and we no longer have a financial interest in the operations of Shoon.

Historically, revenues from our auction and liquidation segment vary significantly from quarter to quarter and have a significant impact on our operating results from period to period. These revenues have historically comprised a significant amount of our total revenues and operating profits. During the years ended December 31, 2015, 2014 and 2013, revenues from our auction and liquidation segment were 41.1%, 35.0% and 55.7% of total revenues. Our profitability in each reporting period is impacted by the number and size of retail liquidation engagements we perform on a quarterly or annual basis. Revenues from liquidation service contracts to one retailer represented 12.4% of our total revenues during the year ended December 31, 2015. Revenues from liquidation service contracts and financing activities to one retailer and the sale of four oil rigs to one customer represented 10.7% and 12.2% of our total revenues during the year ended December 31, 2013. In addition, revenues from investment banking transactions in our capital markets segment will vary from quarter to quarter and have a material impact on our total revenues and operating profits.

Private Placement and Strategic Combination

On June 5, 2014, we completed a private placement of 10,289,300 shares of our common stock at a purchase price of $5.00 per share (the “Private Placement”). Fifty three accredited investors (the “Investors”) participated in the Private Placement pursuant to the terms and provisions of a securities purchase agreement entered into among us and the Investors on May 19, 2014. At the closing of the Private Placement on June 5, 2014, we received net proceeds of approximately $51.2 million. On June 5, 2014, we used $30.2 million of the net proceeds from the Private Placement to repay long-term debt payable to Andrew Gumaer and Harvey Yellen, both of whom were executive officers and directors of the Company at the time of such repayment. The $30.0 million principal payment and then outstanding accrued interest of $0.2 million retired the entire $48.8 million face amount of the long-term debt at a discount of $18.8 million. The discount of $18.8 million has been recorded as a capital contribution to additional paid in capital in our consolidated financial statements.

On June 18, 2014, we completed the acquisition of B. Riley and Co. Inc. (“BRC Inc.”) pursuant to the terms of the Acquisition Agreement (the “Acquisition Agreement”), dated as of May 19, 2014, by and among the Company, Darwin Merger Sub I, Inc., a wholly owned subsidiary of the Company, B. Riley Capital Markets, LLC, a wholly owned subsidiary of the Company (“BCM”), BRC Inc., B. Riley & Co. Holdings, LLC (“BRH”), Riley Investment Management LLC (“RIM”), and collectively with BRC Inc. and BRH, the (“B. Riley Entities”) and Bryant Riley, a director of the Company and principal owner of each of the B. Riley Entities. In connection with the Company’s acquisition of BRC Inc., Darwin Merger Sub I, Inc. merged with and into BRC Inc., and BRC Inc. subsequently merged with and into BCM, with BCM surviving as a wholly owned subsidiary of the Company. We completed the acquisitions of BRH, whose operations include asset management and financial advisory services, and RIM, which provides services to certain pooled investment vehicles, on August 1, 2014.

The total purchase price for the B. Riley Entities was $26.4 million, which was paid at closing on June 18, 2014 or through post-closing adjustments and arrangements, in the form of 4,182,637 newly issued shares of our common stock. The fair value of the newly issued shares of the Company’s common stock for accounting purposes was determined based on the closing market price of the Company’s shares of common stock on the acquisition date, less a 25% discount for lack of marketability as the shares issued are subject to certain restrictions that limit their trade or transfer in the open market.

Effective upon the closing of the acquisition on June 18, 2014, Bryant Riley, the principal owner of BRC Inc., was appointed as our Chief Executive Officer and Chairman. As a result of the acquisition of BRC Inc., Bryant Riley owns approximately 24.1% of our outstanding common stock.

Recent Developments

During the second quarter of 2014, we initiated a strategic review of our operations taking into account the planned synergies as a result of the acquisition of BRC Inc. As a result of the strategic review, we implemented cost savings measures that resulted in a reduction in corporate overhead and the restructuring of our operations in Europe. In the third quarter of 2014, we implemented a reduction in force for some of our corporate employees and a significant number of our employees in the United Kingdom and we closed our office in Deerfield, Illinois. These initiatives resulted in a restructuring charge of $2.5 million in the third quarter of 2014. As part of the strategic review, we restructured our UK appraisal business whereby we entered into a joint marketing and strategic alliance with an entity owned and controlled by our former UK appraisal senior management. As a result of the restructuring, there has been a shift in our strategic focus from Europe which has resulted in a substantial reduction in revenues from European operations.

On January 2, 2015, we entered into a purchase agreement to acquire all of the membership interests of MK Capital Advisors, LLC (“MK Capital”), a wealth management business with operations primarily in New York. On February 2, 2015, the pre-closing conditions were satisfied and we completed the purchase of MK Capital. Upon closing, we paid the members of MK Capital $2.5 million in cash and issued 333,333 shares of our common stock to such members. The purchase agreement also requires the payment of contingent consideration of $1.25 million in cash and 166,667 shares of our common stock on the first anniversary date of the closing (February 2, 2016) and a final payment of $1.25 million in cash and 166,666 of our common stock on the second anniversary date of the closing (February 2, 2017). Such contingent consideration is contingent on MK Capital generating a minimum amount of gross revenues as defined in the purchase agreement for the twelve months ending on the first and second anniversary dates of the closing. MK Capital achieved the minimum amount of revenues for the first anniversary period and the contingent cash consideration and contingent stock consideration for such first anniversary period was paid and issued on February 2, 2016. The acquisition of MK Capital allows the Company to expand into the wealth management business.

On January 11, 2015, Great American Group Energy Equipment, LLC (“GAGEE”) filed a voluntary petition with the United States Bankruptcy Court for the Northern District of Texas for relief under Chapter 7 of Title 11 of the United States Code. At December 31, 2014, GAGEE had total assets of $6.6 million and total liabilities of $6.6 million. Total assets included $2.5 million of other receivables included in prepaid and other current assets and $4.0 million of goods held for sale which was comprised of five oil rigs. Total liabilities included $6.6 million notes payable that are collateralized by the assets of GAGEE pursuant to a credit agreement GAGEE entered into to finance the purchase of oil rigs and other equipment related to the oil exploration business to be sold at auction or liquidation.  As a result of such bankruptcy filing, the assets and liabilities of GAGEE described above are no longer consolidated in our consolidated financial statements for periods subsequent to such bankruptcy filing.   The loss on deconsolidation of GAGEE was less than $0.1 million during the year ended December 31, 2015. On June 29, 2015, the trustee handling the bankruptcy case for GAGEE was discharged and the bankruptcy case was closed. As a result of this process, the lenders under the credit agreement described above are proceeding with the disposition of the assets of GAGEE in accordance with their security interest in connection with their loan. At the present time, the Company does not have any remaining investment or any obligations with respect to GAGEE’s liabilities. The Company intends to dissolve GAGEE and wind up its business. If any future expenses or losses are incurred by GAGEE during its wind up, the Company will record its share of losses under the equity method of accounting. Management does not expect these events or any subsequent related actions regarding GAGEE will have a material impact on the consolidated financial position of the Company.

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

In April 2015, we announced the formation of GACP, a wholly owned subsidiary of the Company, and GACP I, L.P., a private direct lending fund of which GACP is the general partner, together with an anchor investment from a business development company advised by a large financial services company. GACP is the general partner of GACP I, L.P., a direct lending fund that provides asset-based loans to middle market companies. GACP leverages the knowledge and expertise of Great American Group’s liquidation and appraisal business to provide insight into asset collateral values that support the asset-based loans. We believe that this internal expertise in assessing collateral values provides GACP with a competitive advantage over other middle market direct lenders. In connection with the formation of GACP I, L.P., we committed to invest $5.0 million in exchange for an ownership interest of approximately 5% of GACP I, L.P. As of December 31, 2015, we funded $1.7 million of the $5.0 million commitment to invest in GACP I, L.P.

In June 2015, we entered into an auction services agreement to auction approximately $14.7 million of transportation and field services equipment that is used in the oil and gas industry in Canada. In connection with the auction services agreement, we provided a minimum recovery value of the machinery and equipment that is to be sold on behalf of the receiver. The auction of the machinery and equipment was conducted in September 2015 and the proceeds from the auction exceeded the minimum recovery value and the total fees and reimbursed expenses recognized as revenues were $2.7 million.

Results of Operations

The following period to period comparisons of our financial results are not necessarily indicative of future results.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Consolidated Statements of Operations

(Dollars in thousands)

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Amount	%	Amount	%
Revenues:
Services and fees	$101,929	90.6%	$67,257	87.2%
Sale of goods	10,596	9.4%	9,859	12.8%
Total revenues	112,525	100.0%	77,116	100.0%

Operating expenses:
Direct cost of services	29,049	25.8%	23,466	30.4%
Cost of goods sold	3,072	2.7%	14,080	18.3%
Selling, general and administrative expenses	58,322	51.9%	44,453	57.6%
Restructuring charge	-	0.0%	2,548	3.3%
Total operating expenses	90,443	80.4%	84,547	109.6%
Operating income (loss)	22,082	19.6%	(7,431)	-9.6%
Other income (expense):
Interest income	17	0.0%	12	0.0%
Interest expense	(834)	-0.7%	(1,262)	-1.6%
Income (loss) before income taxes	21,265	18.9%	(8,681)	-11.2%
(Provision) benefit for income taxes	(7,688)	-6.8%	2,886	3.6%
Net income (loss)	13,577	12.1%	(5,795)	-7.6%
Net income (loss) attributable to noncontrolling interests	1,772	1.6%	6	0.0%
Net income (loss) attributable to B. Riley Financial, Inc.	$11,805	10.5%	$(5,801)	-7.6%

Revenues

The table below and the discussion that follows are based on how we analyze our business.

	Year Ended December 31, 2015		Year Ended December 31, 2014		Change
	Amount	%	Amount	%	Amount	%

Revenues - Services and Fees:
Capital Markets segment	$35,183	31.3%	$19,420	25.2%	$15,763	81.2%
Auction and Liquidation segment	35,633	31.7%	17,166	22.3%	18,467	107.6%
Valuation and Appraisal segment	31,113	27.6%	30,671	39.7%	442	1.4%
Subtotal	101,929	90.6%	67,257	87.2%	34,672	51.6%

Revenues - Sale of goods
Auction and Liquidation segment	10,596	9.4%	9,859	12.8%	737	7.5%

Total revenues	$112,525	100.0%	$77,116	100.0%	$35,409	45.9%

Total revenues increased $35.4 million to $112.5 million during the year ended December 31, 2015 from $77.1 million during the year ended December 31, 2014. The increase in revenues during the year ended December 31, 2015 was primarily due to an increase in revenues from services and fees of $34.7 million and an increase in revenues from the sale of goods of $0.7 million. The increase in revenues from services and fees of $34.7 million in 2015 was primarily due to an increase in revenues of (a) $15.8 million from our capital markets segment which includes the operating results of BRC Inc., which we acquired on June 18, 2014 and the operations of MK Capital which we acquired on February 2, 2015, (b) $18.5 million in the auction and liquidation segment, and (c) $0.4 million in the valuation and appraisal segment.

Revenues from services and fees in the capital markets segment were $35.2 million during the year ended December 31, 2015. Capital markets segment revenues include revenues from BRC Inc. and MK Capital during 2015 related to investment banking fees of $16.7 million, commissions, fees and other income primarily earned from research, sales and trading, and wealth management services of $18.3 million, and trading gains of $0.2 million. Revenues from services and fees in the capital markets segment were $19.4 million during the year ended December 31, 2014. These revenues included revenues for the period from June 18, 2014 to December 31, 2014 as a result of our acquisition of BRC Inc. and revenues for the period February 2, 2015 to December 31, 2015 as a result of our acquisition of MK Capital. Capital markets segment revenues in 2014 include revenues from investment banking fees of $10.3 million, commissions and other income primarily earned from research, sales and trading of $7.8 million, and trading income of $1.3 million.

Revenues from services and fees in the auction and liquidation solutions increased $18.5 million, or 107.6%, to $35.6 million during the year ended December 31, 2015 from $17.2 million during the year ended December 31, 2014. The increase in revenues from services and fees in 2015 was primarily due to our participation in the joint venture involving the liquidation of inventory for the going-out-of-business sale of 133 Target stores located in Canada. The joint venture provided Target Canada with a minimum guarantee of amounts to be realized from the liquidation of inventory. The liquidation sale of inventory was completed in April 2015 and the amounts realized from the liquidation of inventory exceeded the minimum guarantee. Revenues from our participation in the joint venture were $13.9 million during the year ended December 31, 2015. The increase in revenues was also due to an increase in the mix of fee related retail liquidation engagements in 2015 as compared to 2014. In the comparable period in 2014, revenues included a loss accrual $6.1 million for one retail liquidation engagement where we provided a minimum guarantee of amounts to be realized from the liquidation of inventory and we did not have any large retail liquidation engagements that generated a significant amount of revenues from services and fees.

Revenues from services and fees in the valuation and appraisal segment increased $0.4 million, or 1.4%, to $31.1 million during the year ended December 31, 2015 from $30.7 million during the year ended December 31, 2014. The increase in revenues was primarily due to increases of (a) $1.6 million related to appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors and (b) $1.3 million for appraisals of machinery and equipment and intellectual property. These increases were offset by a decrease in revenues of (a) $1.6 million related to appraisal engagements where we perform valuations of intellectual property and business valuations, and (b) $0.9 million from our appraisal operations in the United Kingdom which we restructured in the third quarter of 2014.

Sale of Goods, Cost of Goods Sold and Gross Margin

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014

Revenues - Sale of Goods	$10,596	$9,859
Cost of Goods Sold	3,072	14,080

Gross margin	$7,524	$(4,221)

Gross margin percentage	71.0%	-42.8%

Revenues from the sale of goods increased $0.7 million, to $10.6 million during the year ended December 31, 2015 from $9.9 during the year ended December 31, 2014. Revenues from the sale of goods in 2015 was primarily due to the sale of retail goods related to the retail liquidation engagement of Schoenenreus where we took title to the goods and operated the Schoenenreus stores during the liquidation period. Cost of goods sold in 2015 was $3.1 million resulting in a gross margin of $7.5 million or 71.0% during the year ended December 31, 2015. Revenues from the sale of goods in 2014 was primarily due to the sale of goods related to an auction of an industrial plant where we sold machinery and equipment at an auction we held during the first quarter of 2014. Cost of goods sold in 2014 was $14.1 million resulting in a gross margin of $(4.2) million or (42.8)% during the year ended December 31, 2014. The gross margin in 2014 was negatively impacted by $2.9 million of impairment and inventory valuation charges in the fourth quarter of 2014 and $1.7 million of inventory valuation charges during the third quarter of 2014. The impairment and inventory valuation charges in the fourth quarter of 2014 were comprised of a $1.2 million impairment charge we incurred as a result of the expiration of the lease finance receivable on December 15, 2014 and an inventory valuation charge of $2.1 million related to another oil rig and aircraft parts that are included in goods held for sale at December 31, 2014. The $1.7 million impairment charge in the third quarter of 2014 was incurred to write down the carrying value of certain goods held for sale or auction relating to machinery and equipment that we sold at auction in the third quarter of 2014.

Operating Expenses

Direct Costs of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the years ended December 31, 2015 and 2014 are as follows:

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Auction and	Valuation and		Auction and	Valuation and
	Liquidation	Appraisal		Liquidation	Appraisal
	Segment	Segment	Total	Segment	Segment	Total

Revenues - Services and fees	$35,633	$31,113		$17,166	$30,671
Direct cost of services	15,489	13,560	$29,049	10,719	12,747	$23,466

Gross margin on services and fees	$20,144	$17,553		$6,447	$17,924

Gross margin percentage	56.5%	56.4%		37.6%	58.4%

Total direct costs increased $5.5 million, to $29.0 million during the year ended December 31, 2015 from $23.5 million during the year ended December 31, 2014. Direct costs of services in the auction and liquidation segment increased $4.8 million to $15.5 million during the year ended December 31, 2015 from $10.7 million during the year ended December 31, 2014. The increase in expenses was primarily due to an increase in 2015 in the number of fee and commission type engagements where we contractually bill fees, commissions and reimbursable expenses as compared to the same period in 2014. Direct costs of services in the valuation and appraisal segment increased $0.8 million, to $13.5 million during the year ended December 31, 2015 from $12.7 million during the year ended December 31, 2014. The increase in direct costs of services in the valuation and appraisal segment was primarily due to an increase in payroll and related expenses due to an increase headcount 2015.

Gross margin in the auction and liquidation segment for services and fees increased to 56.5% of revenues during the year ended December 31, 2015, as compared to 37.6% of revenues during the year ended December 31, 2014. The increase in the gross margin during the year ended December 31, 2015 was primarily due to a change in the mix of fee type engagements in 2015 as compared to the same period in 2014 and the impact of the revenues we earned from our participation in the joint venture involving the liquidation of inventory for the going-out-of-business sale of 133 Target stores located in Canada.

Gross margins in the valuation and appraisal segment decreased to 56.4% of revenues during the year ended December 31, 2015 as compared to 58.4% of revenues during the year ended December 31, 2014. The decrease in the gross margin is primarily due to an increase in payroll and related expenses from an increase in headcount during the fourth quarter of 2015 as compared to same period in 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the years ended December 31, 2015 and 2014 were comprised of the following:

Selling, General and Administrative Expenses by Segment

(Dollars in thousands)

	Year Ended December 31, 2015		Year Ended December 31, 2014		Change
	Amount	%	Amount	%	Amount	%

Capital Markets segment	$30,748	52.7%	$14,378	32.3%	$16,370	113.9%
Auction and Liquidation segment	8,361	14.3%	8,588	19.3%	(227)	-2.6%
Valuation and Appraisal segment	9,238	15.8%	10,872	24.5%	(1,634)	-15.0%
Corporate and Other segment	9,975	17.2%	10,615	23.9%	(640)	-6.0%
Total selling, general & administrative expenses	$58,322	100.0%	$44,453	100.0%	$13,869	31.2%

Total selling, general and administrative expenses increased $13.9 million, or 31.2%, to $58.3 million during the year ended December 31, 2015 from $44.4 million for the year ended December 31, 2014. The increase was primarily due to an increase in selling, general and administrative expenses of $16.4 million in the capital markets segment as a result of the acquisition of BRC Inc. on June 18, 2014 and MK Capital on February 2, 2015, offset by decreases in selling, general and administrative expenses of (a) $0.2 million in the auction and liquidation segment, (b) $1.6 million in the valuation and appraisal segment and (c) $0.6 million in corporate and other.

Selling, general and administrative expenses in the capital markets segment were $30.7 million during the year ended December 31, 2015. The operating expenses for the capital markets segment in 2015 reflect the operating expenses of BRC Inc. for the entire year ended December 31, 2015 and the operating expenses of MK Capital for the period from February 2, 2015, the date of our acquisition, through December 31, 2015. In the prior year the operating expenses in our capital markets segment only included the operating expenses of BRC Inc. for the period from June 18, 2014, the date of acquisition, through December 31, 2014.

Selling, general and administrative expenses in the auction and liquidation segment decreased $0.2 million, or 2.6%, to $8.4 million during the year ended December 31, 2015 from $8.6 million for the year ended December 31, 2014. The decrease was primarily due to a decrease in payroll and other operating expenses related to the operations of our former real estate advisory services division.

Selling, general and administrative expenses in the valuation and appraisal segment decreased $1.6 million, or 15.0%, to $9.2 million during year ended December 31, 2015 from $10.8 million for the year ended December 31, 2014. The decrease of $1.6 million was primarily due to a decrease in operating expenses from our valuation and appraisal business in Europe resulting from the restructuring of the operations in the third quarter of 2014.

Selling, general and administrative expenses for corporate and other decreased $0.6 million, or 6.0%, to $10.0 million during the year ended December 31, 2015 from $10.6 million for the year ended December 31, 2014. The decrease was primarily due to a decrease in professional fees that were incurred in 2014 related to transaction expenses for the acquisition of BRC Inc. on June 18, 2014.

Restructuring Charge. During the year ended December 31, 2014, we incurred a restructuring charge of $2.5 million. There was no restructuring charge during the year ended December 31, 2015. The restructuring charge was primarily for the costs we incurred from a reduction in force from some of our corporate employees and a significant number of our employees in the United Kingdom and the closure of one of our offices in Deerfield, Illinois as discussed above.

Other Income (Expense). Other income included interest income of less than $0.1 million during the year ended December 31, 2015 and 2014.

Interest Expense. Interest expense was $0.8 million during the year ended December 31, 2015 as compared to $1.3 million during the year ended December 31, 2014. The decrease in interest expense during the year ended December 31, 2015 was primarily due to a decrease in interest expense of $0.8 million as a result of the early repayment of a portion of the principal balance of the related party notes payable that accrued interest at 12.0% in January 2014, the retirement of $48.8 million of face amount of long-term debt payable to Andrew Gumaer and Harvey Yellen on June 5, 2014 and the repayment of the remaining principal balance of the related party notes payable of $1.0 million on July 31, 2014 as more fully discussed in Note 11 to the consolidated financial statements. The decrease in interest expense was offset by imputed interest expense of $0.2 million related to the contingent consideration for the acquisition of MK Capital in February 2015 and an increase in interest expense on the revolving line of credit.

Income (Loss) Before Income Taxes. Income before income taxes was $21.3 million during the year ended December 31, 2015 as compared to a loss before income taxes of $8.7 million during the year ended December 31, 2014. The increase in income before income taxes of $30.0 million during the year ended December 31, 2015 as compared to the loss in 2014 was primarily due to an increase in operating income of (a) $27.0 million in our auction and liquidation segment, (b) $1.5 million in our valuation and appraisal segment, and (c) a decrease in corporate overhead and interest expense of $2.0 million, offset by a decrease in operating income of $0.6 million in our capital markets segment.

(Provision) Benefit For Income Taxes. Provision for income taxes was $7.7 million during the year ended December 31, 2015 as compared to a benefit for income taxes of $2.9 million during the year ended December 31, 2014. The effective income tax rate was 36.2% during the year ended December 31, 2015 and a benefit of 33.2% during the year ended December 31, 2014.

Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests represents the proportionate share of net income generated by Great American Global Partners, LLC that we do not own. The net income attributable to noncontrolling interests was $1.8 million during the year ended December 31, 2015 compared to net income attributable to noncontrolling interests of $0.1 million during the year ended December 31, 2014.

Net Income (Loss) Attributable to the Company. Net income attributable to the Company for the year ended December 31, 2015 was $11.8 million compared to a net loss of $5.8 million during the year ended December 31, 2014. The increase in net income during the year ended December 31, 2015 as compared to the same period in 2014 was primarily due to an increase in operating income in the auction and liquidation segment as discussed above and the impact of the restructuring charge of $2.5 million incurred during 2014 as more fully described above.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Consolidated Statements of Operations

(Dollars in thousands)

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Amount	%	Amount	%
Revenues:
Services and fees	$67,257	87.2%	$59,967	78.8%
Sale of goods	9,859	12.8%	16,165	21.2%
Total revenues	77,116	100.0%	76,132	100.0%

Operating expenses:
Direct cost of services	23,466	30.4%	24,146	31.7%
Cost of goods sold	14,080	18.3%	11,506	15.1%
Selling, general and administrative expenses	44,453	57.6%	36,382	47.8%
Restructuring charge	2,548	3.3%	-	0.0%
Total operating expenses	84,547	109.6%	72,034	94.6%
Operating (loss) income	(7,431)	-9.6%	4,098	5.4%
Other income (expense):
Interest income	12	0.0%	26	0.0%
Loss from equity investment in Great American
Real Estate, LLC and Shoon Trading Limited	-	0.0%	(177)	-0.2%
Interest expense	(1,262)	-1.6%	(2,667)	-3.5%
(Loss) income before income taxes	(8,681)	-11.2%	1,280	1.7%
Benefit (provision) for income taxes	2,886	3.6%	(704)	-0.9%
Net (loss) income	(5,795)	-7.6%	576	0.8%
Net income (loss) attributable to noncontrolling interests	6	0.0%	(482)	-0.6%
Net (loss) income attributable to B. Riley Financial, Inc.	$(5,801)	-7.6%	$1,058	1.4%

Revenues

The table below and the discussion that follows are based on how we analyze our business.

	Year Ended December 31, 2014		Year Ended December 31, 2013		Change
	Amount	%	Amount	%	Amount	%

Revenues - Services and Fees:
Capital Markets segment	$19,420	25.2%	$-	0.0%	$19,420	n/m
Auction and Liquidation segment	17,166	22.3%	32,409	42.6%	(15,243)	-47.0%
Valuation and Appraisal segment	30,671	39.7%	27,558	36.2%	3,113	11.3%
Subtotal	67,257	87.2%	59,967	78.8%	7,290	12.2%

Revenues - Sale of goods
Auction and Liquidation segment	9,859	12.8%	9,963	13.1%	(104)	-1.0%
UK Retail Stores segment	-	n/m	6,202	8.1%	(6,202)	n/m
Subtotal	9,859	12.8%	16,165	21.2%	(6,306)	-39.0%

Total revenues	$77,116	100.0%	$76,132	100.0%	$984	1.3%

n/m - Not applicable or not meaningful.

Total revenues increased $1.0 million to $77.1 million during the year ended December 31, 2014 from $76.1 million during the year ended December 31, 2013. The increase in revenues during the year ended December 31, 2014 was primarily due to an increase in revenues from services and fees of $7.3 million; offset by a decrease in revenues from the sale of goods of $6.3 million. The increase in revenues from services and fees of $7.3 million in 2014 was primarily due to an increase in revenues of $19.4 million from our capital markets segment which includes the operating results of the operations acquired from BRC Inc. for the period from June 18, 2014, the date of acquisition, through December 31, 2014 and an increase in revenues of $3.1 million in our valuation and appraisal segment. These increases were offset by a decrease in revenues from services and fees of $15.2 million in the auction and liquidation segment. The decrease in revenues from the sale of goods of $6.3 million in 2014 was comprised of a decrease in revenues of $0.1 million in the auction and liquidation segment and $6.2 million in the UK retail stores segment.

Revenues from services and fees in the capital markets segment were $19.4 million during the year ended December 31, 2014. These revenues included revenues for the period from June 18, 2014 to December 31, 2014 as a result of our acquisition of BRC Inc. Capital markets segment revenues include revenues from investment banking fees of $10.3 million, commissions and other income primarily earned from research, sales and trading of $7.8 million, and trading income of $1.3 million.

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

n/a - Not applicable.

Total revenues from the sale of goods decreased by $6.3 million, or 39.0%, to $9.9 million during the year ended December 31, 2014 from $16.2 million during the year ended December 31, 2013. The decrease in revenues from the sales of goods in 2014 was comprised of a $0.1 million decrease in revenues from the sale of goods in the auction and liquidation segment and $6.2 million decrease in revenues in our former UK retail stores segment. The decrease in revenues from the sale of goods in the auction and liquidation segment was primarily due to a slight decrease in the value of goods sold in 2014 as compared to 2013. The decrease in revenues from the sale of the sale of goods in our former UK retail store segment was due to the fact we did not operate in our former UK retail store segment in 2014 as discussed above.

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

We did not have any revenues or cost of goods sold in our former UK retail stores segment during the year ended December 31, 2014 as the operating results of Shoon are not consolidated for any periods after July 31, 2013 and we no longer operate in the UK retail stores segment. Revenues from the operation of ten retail stores and internet operations of Shoon in the United Kingdom for the year ended December 31, 2013 were $6.2 million and cost of goods sold for such period was $3.6 million. The gross margin for such sales was 42.5% for the year ended December 31, 2013.

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

Total direct costs decreased $0.6 million, to $23.5 million during the year ended December 31, 2014 from $24.1 million during the year ended December 31, 2013. Direct costs of services in the auction and liquidation segment decreased $0.4 million to $10.7 million during the year ended December 31, 2014 from $11.1 million during the year ended December 31, 2013. The decrease in expenses was primarily due to a decrease in 2014 in the number of fee and commission type engagements where we contractually bill fees, commissions and reimbursable expenses as compared to the same period in 2013. Direct costs of services in the valuation and appraisal segment decreased $0.3 million, to $12.7 million during the year ended December 31, 2014 from $13.0 million during the year ended December 31, 2013. The decrease in direct costs of services in the valuation and appraisal segment was primarily due to a slight decrease in headcount from productivity and efficiencies we gained in 2014.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the years ended December 31, 2014 and 2013 were comprised of the following:

Selling, General and Administrative Expenses by Segment

(Dollars in thousands)

	Year Ended December 31, 2014		Year Ended December 31, 2013		Change
	Amount	%	Amount	%	Amount	%

Capital Markets segment	$14,378	32.3%	$-	n/a	$14,378	n/a
Auction and Liquidation segment	8,588	19.3%	12,065	33.2%	(3,477)	-28.8%
Valuation and Appraisal segment	10,872	24.5%	8,861	24.4%	2,011	22.7%
UK Retail Stores segment	-	n/a	3,818	10.5%	(3,818)	-100.0%
Corporate and Other segment	10,615	23.9%	11,638	31.9%	(1,023)	-8.8%
Total selling, general & administrative expenses	$44,453	100.0%	$36,382	100.0%	$8,071	22.2%

Total selling, general and administrative expenses increased $8.1 million, or 22.2%, to $44.5 million during the year ended December 31, 2014 from $36.4 million for the year ended December 31, 2013. The increase was primarily due to an increase in selling, general and administrative expenses of $14.4 million in the capital markets segment as a result of the acquisition of BRC Inc. on June 18, 2014 and an increase in selling, general and administrative expenses of $2.0 million in the valuation and appraisal segment. These increases were offset by decreases of (a) $3.5 million in the auction and liquidation segment, (b) $3.8 million in our former UK retail stores segment as a result of no longer operating Shoon and (c) $1.0 million in corporate and other.

Selling, general and administrative expenses in the capital markets segment were $14.4 million during the year ended December 31, 2014. These operating expenses include the operating expenses of BRC Inc. for the period from June 18, 2014, the date of acquisition, through December 31, 2014. There were no expenses in the prior year comparable period as BRC Inc. was acquired on June 18, 2014.

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

Selling, general and administrative expenses in the valuation and appraisal segment increased $2.0 million, or 22.7%, to $10.9 million during year ended December 31, 2014 from $8.9 million for the year ended December 31, 2013. The increase was primarily due to an increase in administrative functions in the valuation and appraisal segment and an increase in operating expenses in our valuation and appraisal business in Europe prior to the restructuring of such operations described above.

Selling, general and administrative expenses for our former UK retail stores segment was $3.8 million during the year ended December 31, 2013 which related to the operations of Shoon that was deconsolidated for financial reporting purposes in August 2013.

Selling, general and administrative expenses for corporate and other decreased $1.0 million, or 8.8%, to $10.6 million during the year ended December 31, 2014 from $11.6 million for the year ended December 31, 2013. The decrease was primarily due to a decrease in payroll and related expenses of $1.4 million for contractually required severance costs related to the departure of our former chief financial officer in April 2013 and a decrease of $1.2 million, as a result of the restructuring in the third quarter of 2014 which resulted in a reduction of corporate headcount and the closure of our office in Deerfield, Illinois. These decreases were primarily offset by transaction expenses of $1.0 million for legal and professional fees related to the acquisition of BRC Inc. on June 18, 2014 and an increase in compensation expense of $0.5 million for the redemption of one of the noncontrolling interests related to our appraisal business.

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

Benefit (Provision) For Income Taxes. Benefit for income taxes was $2.9 million during the year ended December 31, 2014 compared to a provision for income taxes of $0.7 million during the year ended December 31, 2013. The effective income tax rate was a benefit of 33.2% during the year ended December 31, 2014 compared to an effective income tax rate of 55.0% during the year ended December 31, 2013. The benefit for income taxes in 2014 was negatively impacted by non-deductible transactions costs incurred in connection with the acquisition of BRC Inc. on June 18, 2014.

Net Income (Loss) Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests represents the proportionate share of net income generated by Great American Global Partners, LLC in 2014 that we do not own. In 2013, the net loss attributable to noncontrolling interests represents the proportionate share of net loss generated by Shoon and Great American Global Partners, LLC that we do not own. During the year ended December 31, 2014, net income attributable to noncontrolling interests was $0.1 million compared to a net loss attributable to noncontrolling interests of $0.5 million during the year ended December 31, 2013.

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

Liquidity and Capital Resources

Our operations are funded through a combination of existing cash on hand, cash generated from operations, proceeds from the private placement of common stock, borrowings under our revolving credit facility and special purposes financing arrangements.  On June 5, 2014, we completed the Private Placement and raised net proceeds of $51.2 million. During the year ended December 31, 2015 we generated net income of $11.8 million and during the year ended December 31, 2014 we generated a net loss of $5.8 million. During the year ended December 31, 2013 we generated net income of $1.1 million. Our cash flows and profitability are impacted by the number and size of retail liquidation and capital markets engagements performed on a quarterly and annual basis. Prior to the Private Placement and use of $30.2 million of the proceeds from the Private Placement to repay the long-term debt payable to Andrew Gumaer and Harvey Yellen on June 5, 2014, both of whom were executive officers and directors of the Company at the time of such repayment, our cash flow from operations were impacted by the interest expense and debt service requirements on such debt. The $30.0 million principal payment and then outstanding accrued interest of $0.2 million retired the entire $48.8 million face amount of the long-term debt at a discount of $18.8 million. In 2014, the discount of $18.8 million has been recorded as a capital contribution to additional paid in capital in our consolidated financial statements.

As of December 31, 2015, we had $30.0 million of unrestricted cash, $0.1 million of restricted cash, net investments in securities of $24.8 million, and $0.3 million of borrowings outstanding on our revolving credit facility. We believe that our current cash and cash equivalents, funds available under our asset based credit facility and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and execute on our business plan.

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. During the year ended December 31, 2015, we paid cash dividends of $5.2 million on our common stock. Our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

Our principal sources of liquidity to finance our business is our existing cash on hand, cash flows generated from operating activities, funds available under revolving credit facilities and special purpose financing arrangements.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Net cash provided by (used in):
Operating activities	$31,671	$(23,030)	$(2,492)
Investing activities	4,918	(3,667)	5,482
Financing activities	(28,050)	29,469	(3,075)
Effect of foreign currecy on cash	(127)	(39)	231
Net increase in cash and cash equivalents	$8,412	$2,733	$146

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Cash provided by operating activities was $31.7 million for the year ended December 31, 2015 compared to cash used in operating activities of $23.0 million in the year ended December 31, 2014. Cash provided by operating activities in the year ended December 31, 2015 includes net income of $13.6 million adjusted for noncash items and changes in operating assets and liabilities. The increase in cash provided by operating activities of $54.7 million in 2015 was primarily due (a) an increase in net income to $13.6 million in 2015 from the net loss of $5.8 million during the year ended December 31, 2014, (b) an increase in non-cash charges and other items of $5.0 million, and (c) changes in operating assets and liabilities that generated an increase of $30.1 million in cash flows from operations in 2015 as compared to 2014.

Cash provided by investing activities was $4.9 million for the year December 31, 2015 compared to cash used by investing activities of $3.7 million for the year ended December 31, 2014. During the year ended December 31, 2015, cash provided by investing activities was primarily comprised of cash provided from a $7.6 million decrease in restricted cash, offset by $0.3 million of cash used to purchase property and equipment and $2.5 million of cash used in connection with the acquisition of MK Capital. During the year ended December 31, 2014, cash used in investing activities was primarily comprised of (a) a $7.3 million increase in restricted cash and (b) $0.3 million of cash used to purchase property and equipment, offset by (i) $2.7 million of cash acquired from the acquisition of BRC Inc. and (ii) $1.2 million of cash collected from the note receivable – related party.

Cash used in financing activities was $28.1 million during the year ended December 31, 2015 compared to cash provided by financing activities of $29.5 million during the year ended December 31, 2014. During the year ended December 31, 2015, cash used in financing activities primarily consisted of (a) $18.5 million used to repay the balance outstanding on our asset based credit facility, (b) $5.2 million of dividends paid on our common stock, (c) $4.0 million of distributions to noncontrolling interests, and (d) $0.5 million of cash used to pay employment taxes on the vesting of restricted stock, offset by $0.2 million of cash proceeds from borrowings under our revolving credit facility. During the year ended December 31, 2014, cash provided by financing activities primarily consisted of proceeds of $51.2 million from the Private Placement, and borrowings of $12.8 million under our asset based credit facility, offset by cash of (a) $0.3 million of repayments under our revolving credit facility, (b) $31.7 million used to repay principal payments on our notes payable to related parties, (c) $0.5 million to pay dividends on our common stock and (d) $2.1 million used to repay other notes payable and make distributions to noncontrolling interests.

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

Cash used in investing activities was $3.7 million for the year ended December 31, 2014 compared to cash provided by investing activities of $5.5 million in 2013. During the year ended December 31, 2014, cash used in investing activities was primarily comprised of (a) a $7.3 million increase in restricted cash and (b) $0.3 million of cash used to purchase property and equipment, offset by (i) $2.7 million of cash acquired from the acquisition of BRC Inc. and (ii) $1.2 million of cash collected from the note receivable – related party. During the year ended December 31, 2013, cash provided by investing activities was primarily comprised of (a) a $7.6 million decrease in restricted cash and (b) $0.6 million of cash collected from the note receivable – related party, offset by $1.2 million of cash used to purchase property and equipment and $1.6 million from the deconsolidation of Shoon.

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

Contingent Consideration

In connection with the acquisition of MK Capital on February 2, 2015 for a total purchase price of $9.4 million, at closing $2.5 million of the purchase price was paid in cash and 333,333 newly issued shares of the Company’s common stock with a fair value of $2.7 million were issued to the former members of MK Capital. The purchase agreement also requires the payment of contingent consideration in the form of future cash payments with a fair value of $2.2 million and the issuance of shares of common stock with a fair value of $2.0 million. The contingent cash consideration of $2.2 million payable to the former members of MK Capital represents the fair value of the contingent cash consideration of $1.25 million due on the first anniversary date of the closing (February 2, 2016) and a final cash payment of $1.25 million due on the second anniversary date of the closing (February 2, 2017), with imputed interest expense calculated at 8% per annum. The contingent stock consideration of $2.0 million is comprised of the issuance of 166,667 shares of common stock on the first anniversary date of the closing (February 2, 2016) and 166,666 shares of common stock on the second anniversary date of the closing (February 2, 2017). The contingent cash and stock consideration is payable on the first and second anniversary dates of the closing provided that MK Capital generates a minimum amount of gross revenues as defined in the purchase agreement for the twelve months following the first and second anniversary dates of the closing. The contingent cash consideration and contingent stock consideration for the first such installment was paid and issued on February 2, 2016.

Credit Agreements

From time to time, we utilize our asset based credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. Subject to certain limitations and offsets, we are permitted to borrow up to $100.0 million under the credit facility, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect), and the maturity date has been extended from July 16, 2013 to July 15, 2018. Borrowings under the credit facility are only made at the discretion of the lender and are generally required to be repaid within 180 days. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. On March 19, 2014, the Company entered into a separate credit agreement (a “UK Credit Agreement”) with an affiliate of Wells Fargo Bank, National Association which provides for the financing of transactions in the United Kingdom. The facility allows the Company to borrow up to 50 million British Pounds. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $100,000 credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. The credit facility also provides for success fees in the amount of 5% to 20% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related credit agreement. We typically seek borrowings on an engagement-by- engagement basis. The credit agreement governing the credit facility contains certain covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. At December 31, 2015, there were no borrowings or letters of credits outstanding under the credit facility. At December 31, 2014, the outstanding balance under the credit facility for borrowings was $18.5 and there were letters of credit outstanding for two retail liquidation engagements in the amount of $8.6 million.

On May 29, 2008, GAGEE entered into a credit agreement to finance the purchase of oil rigs and other equipment related to the oil exploration business to be sold at auction or liquidation. Under the original credit agreement, the principal amount of the loan was $12.0 million and borrowings bear interest at a rate of 20% per annum. The loan is collateralized by the oil rigs and other equipment related to the oil exploration business that was purchased with the proceeds from the loan. GAGEE is required to make principal and interest payments from proceeds from the sale of the oil rigs and other equipment related to the oil exploration business. GAGEE is a special purpose entity created to purchase the oil rigs and other equipment related to the oil exploration business, whose assets consist only of the oil rigs and other equipment related to the oil exploration business in question and whose liabilities are limited to the lenders’ note and certain operational expenses related to this transaction. Pursuant to further amendments to the credit agreement for which the most recent amendment was effective December 31, 2013 the maturity date of the note payable was extended to June 30, 2015 with an interest rate of 0% through maturity. Such amendments to such credit agreement also provided for the lender to reimburse GAGEE for certain expenses from proceeds of the sale or lease of the assets that collateralize the note payable. During the year ended December 31, 2014, the lease payments collected from the lease of four oil rigs was used to reduce the outstanding note payable balance by $0.3 million, to $6.6 million at December 31, 2014. Great American Group, LLC guaranteed GAGEE’s liabilities to the lenders up to a maximum of $1.2 million. Great American Group, LLC made a payment of $1.2 million on October 9, 2009 in full satisfaction of its guaranty under the credit agreement, which reduced the principal amount of borrowings and interest due under the credit agreement. The credit agreement does not provide for other recourse against us, Great American Group, LLC or any of our other subsidiaries.

On January 11, 2015, GAGEE filed a voluntary petition with the United States Bankruptcy Court for the Northern District of Texas for relief under Chapter 7 of Title 11 of the United States Code (as amended, the “Bankruptcy Code”). At December 31, 2014, GAGEE had total assets of $6.5 million and total liabilities of $6.6 million. Total assets included $2.5 million of other receivables included in prepaid and other current assets and $4.0 million of goods held for sale which was comprised of five oil rigs as of December 31, 2014. Total liabilities at December 31, 2014 included the $6.6 million of notes payable discussed above that was collateralized by the assets of GAGEE.  As a result of such bankruptcy filing, the assets and liabilities of GAGEE described are no longer consolidated in our consolidated financial statements for periods subsequent to such bankruptcy filing.  The loss on deconsolidation of GAGEE was less than $0.1 million during the year ended December 31, 2015. On June 29, 2015, the trustee handling the bankruptcy case for GAGEE was discharged and the bankruptcy case was closed. As a result of this process, the Lenders are proceeding with the disposition of the assets of GAGEE in accordance with their security interest in connection with their loan. At the present time, the Company does not have any remaining investment or any obligations with respect to GAGEE’s liabilities. The Company intends to dissolve GAGEE and wind up its business. If any future expenses or losses are incurred by GAGEE during its wind up, the Company will record its share of losses under the equity method of accounting. Management does not expect these events or any subsequent related actions regarding GAGEE will have a material impact on the consolidated financial position of the Company.

Accounts Receivable Line of Credit

On May 17, 2011, one of our majority owned subsidiaries entered into an Accounts Receivable Line of Credit with a finance company. Proceeds from the Accounts Receivable Line of Credit were used to pay off borrowings under the factoring agreement.  The Accounts Receivable Line of Credit is collateralized by the accounts receivable of our majority owned subsidiary and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Accounts Receivable Line of Credit, with maximum borrowings not to exceed $2.0 million. The interest rate under the Accounts Receivable Line of Credit is the prime rate plus 2%, payable monthly in arrears. The Accounts Receivable Line of Credit was amended effective February 3, 2012 and the maximum borrowings allowed increased from $2.0 million to $3.0 million. On December 7, 2015, the Company notified the finance company to terminate the line of credit upon maturity on February 3, 2016. In connection with the Accounts Receivable Line of Credit, Great American Group, LLC entered into a limited continuing guaranty of our majority owned subsidiary’s obligations under the Accounts Receivable Line of Credit. Borrowings outstanding under the Accounts Receivable Line of Credit were $0.3 million and $0.1 million at December 31, 2015 and 2014, respectively.

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

In March 2015, we had capital deployed for three retail liquidation engagements. On March 10, 2015, the Company borrowed $4.5 million from Riley Investment Partners, L.P. (“RIP”) in accordance with RIP Note. The principal amount of $4.5 million for the RIP Note accrued interest at the rate of 10% per annum (or 15% in the event of a default under the RIP Note). The borrowings were for short-term working capital needs and capital for other retail liquidation engagements. RIP was also entitled to the Success Fee of 20% of the net profit, if any, earned by the Company in connection with a designated liquidation transaction. Pursuant to the terms of the RIP Note, under no circumstances was the Company obligated to pay to RIP any portion of the combined amount of interest and the Success Fee which exceeded twelve percent (12%) of the $4.5 million principal amount of the RIP Note. The outstanding principal amount, together with the accrued and unpaid interest and the Success Fee, were due and payable by the Company on March 9, 2016. The RIP Note was subordinated in certain respects to the Company’s guaranty relating to its existing credit facility with Wells Fargo Bank, National Association and, in the event of certain insolvency proceedings, with respect to such credit facility itself, as well as to any other indebtedness of the Company to the extent required by the documents governing the repayment thereof. Interest expense on the RIP Note totaled $194 for the year ended December 31, 2015, which includes success fees of $126. The RIP Note was repaid on May 4, 2015.

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

Dividends

On October 29, 2014, our Board of Directors approved a dividend of $0.03 per share, which was paid on December 9, 2014 to stockholders of record on November 18, 2014. On May 4, 2015, the Company’s Board of Directors approved a dividend of $0.06 per share, which was paid on or about June 12, 2015 to stockholders of record on May 22, 2015. On August 10, 2015, the Company’s Board of Directors approved a dividend of $0.20 per share, which was paid on or about September 10, 2015 to stockholders of record on August 25, 2015. On November 9, 2015, our Board of Directors approved a dividend of $0.06 per share, which was paid on or about December 9, 2015 to stockholders of record on November 24, 2015. Our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

Contractual Obligations

The following table sets forth aggregate information about our contractual obligations as of December 31, 2015 and the periods in which payments are due:

	Payments due by period
	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 years
	(Dollars in thousands)
Contractual Obligations
Revolving credit facility, including interest	$280	$280	$—	$—	$—
Contingent consideration, including imputed interest	2,500	1,250	1,250	—	—
Operating lease obligations	5,781	2,470	2,851	460	—
Total	$8,561	$4,000	$4,101	$460	$—

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

Revenues from sales-type leases are recorded as an asset at lease inception. The asset is recorded at the aggregate future minimum lease payments, estimated residual value of the leased equipment, and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. During the year ended December 31, 2013, the terms of the lease agreement for four oil rigs was amended to, among other things, eliminate the right of the lessor to return the oil rigs to us. This amendment changed the classification of the lease from an operating lease to a sales-type lease and resulted in the recording of revenues from the sale of the oil during the year ended December 31, 2013.

Revenues from the sale of goods in our former UK retail stores segment are recognized as revenue upon the sale of product to retail customers through July 31, 2013. Our net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, and other promotional allowances and are recorded net of sales or value added tax. Allowances provided for these items are presented in the consolidated financial statements primarily as reductions to sales and cost of sales.

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

Goodwill includes the excess of the purchase price over the fair value of net assets acquired in a business combinations and the acquisition of noncontrolling interests. The Codification requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment). Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. The Company operates three reporting units, which are the same as its reporting segments described in Note 20 to the consolidated financial statements. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

When testing goodwill for impairment, we may assess qualitative factors for some or all of our reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, we may bypass this qualitative assessment for some or all of our reporting units and perform a detailed quantitative test of impairment (step 1). If we perform the detailed qualitative impairment test and the carrying amount of the reporting unit exceeds its fair value, we would perform an analysis (step 2) to measure such impairment. In 2015, we performed a qualitative assessment of the recoverability of our goodwill balances for each of our reporting units in performing our annual impairment test and concluded that the fair values of each of our reporting units exceeded their carrying values and no impairments were identified.

In accordance with the Codification, the Company reviews the carrying value of its intangibles, which is comprised of tradenames and customer lists, and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. No impairment was deemed to exist as of December 31, 2015.

Fair Value Measurements. The Company records securities owned, securities sold not yet purchased, and mandatorily redeemable noncontrolling interests that were issued after November 5, 2003 at fair value with fair value determined in accordance with the Codification. Financial instruments are measured at fair value on a recurring basis and are categorized using the three levels of fair value hierarchy. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

We determined the fair value of mandatorily redeemable noncontrolling interests described above based on the issuance of similar interest for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports and internal valuation models.

The carrying amounts reported in the consolidated financial statements for cash, restricted cash, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturity of these instruments. The carrying amounts of contingent consideration, notes payable (including credit lines used to finance liquidation engagements) and revilving credit facilities approximate fair value because the contractual interest rates or effective yields of such instruments are consistent with current market rates of interest for instruments of comparable credit risk.

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

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. As a result of the common stock offering that was completed on June 5, 2014, the Company had a more than 50% ownership shift in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of December 31, 2015, the Company believes that the net operating loss that existed as of the more than 50% ownership shift will be utilized in future tax periods and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance.

New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02: Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 will be effective for the Company in fiscal year 2019, but early application is permitted. The Company is currently evaluating the impact of this update on the consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective for the Company at the beginning of its first quarter 2017, with early application permitted as of the beginning of any interim or annual reporting period. The Company elected to early adopt this standard as of December 31, 2015, and retrospectively reclassified $6,420 of our current deferred tax assets to noncurrent deferred tax assets as of December 31, 2014.

In February 2015, the FASB issued ASU 2015-2, Consolidation (Topic 810): Amendments to the Consolidation Analysis, that provides guidance which makes targeted amendments to current consolidation guidance. Among other things, the standard changes the manner in which we would assesses one of the characteristics of variable interest entities (VIEs) and introduces a separate analyses specific to limited partnerships and similar entities for assessing if the equity holders at risk lack decision making. Limited partnerships and similar entities will be a VIE unless the limited partners hold substantive kick-out rights or participating rights. A right to liquidate an entity is akin to a kick-out right. Guidance for limited partnerships under the voting model has been eliminated. A limited partner and similar partners with a controlling financial interest obtained through substantive kick out rights would consolidate a limited partnership or similar entity. The guidance is effective for our annual and interim periods beginning in 2016. Early adoption is allowed. The Company does not expect the impact of this update to have a material impact on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which amends revenue recognition requirements for multiple deliverable revenue arrangements. This update provides guidance on how revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. This determination is made in five steps: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The update is effective for annual reporting periods after December 15, 2016 and for interim reporting periods within that reporting period. Early adoption is not permitted. The Company has not yet adopted this update and is currently evaluating the impact it may have on its financial condition and results of operations.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based upon the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2015 our disclosure controls and procedures were effective at the reasonable assurance level.

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

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2016 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2015.

Item 11.	EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2016 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2015.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2016 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2015.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2016 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2015.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2016 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2015.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements. The Company’s Consolidated Financial Statements as of December 31, 2015 and 2014 and for each of the three years in the year ended December 31, 2015 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report, beginning on page F-1.

2.	Financial Statement Schedules.

Financial Statement Schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included in the consolidated financial statements or the notes thereto.

(b)	Exhibits and Index to Exhibits, below.

Exhibit Index

Exhibit No.	Description

2.1(1)+	Acquisition Agreement, dated May 19, 2014, by and among the registrant, Darwin Merger Sub I, Inc., B. Riley Capital Markets, LLC, B. Riley and Co. Inc., B. Riley & Co. Holding, LLC, Riley Investment Management LLC, and Bryant Riley

3.1(2)	Amended and Restated Certificate of Incorporation, dated as of August 17, 2015

3.2(3)	Amended and Restated Bylaws, dated as of November 6, 2014

4.1(4)	Form of common stock certificate

10.1(5)	Security Agreement, dated as of October 21, 2008, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association (Successor to Wells Fargo Retail Finance, LLC)

10.2(6)	Escrow Agreement, dated as of July 31, 2009, by and among Alternative Asset Management Acquisition Corp., the registrant, Andrew Gumaer, as the Member Representative, and Continental Stock Transfer & Trust Company

10.3(6)#	Form of Director and Officer Indemnification Agreement

10.4(6)#	Employment Agreement, dated July 31, 2009, by and between the registrant and Scott Carpenter

10.5(7)	Loan and Security Agreement (Accounts Receivable & Inventory Line of Credit), dated as of May 17, 2011, by and between BFI Business Finance and Great American Group Advisory & Valuation Services, LLC

10.6(8)	Second Amended and Restated Credit Agreement, dated as of July 15, 2013, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association

10.7(8)	Third Amended and Restated Guaranty, dated as of July 15, 2013, by and between the registrant and Great American Group, LLC, in favor of Wells Fargo Bank, National Association

10.8(9)	Uncommitted Liquidation Finance Agreement, dated as of March 19, 2014, by and among GA Asset Advisors Limited, each special purpose vehicle affiliated to GA Asset Advisors Limited which accedes to such agreement, and Burdale Financial Limited

10.9(9)	Master Guarantee and Indemnity, dated as of March 19, 2014, by and among GA Asset Advisors Limited, the Company, Great American Group, LLC, Great American Group WF, LLC, Burdale Financial Limited and Wells Fargo Bank, National Association

10.10(1)	Securities Purchase Agreement, dated May 19, 2014, by and among the registrant and each purchaser identified on Annex A thereto

10.11(1)	Form of Registration Rights Agreement

10.12(1)	Letter Agreement, dated May 19, 2014, by and between the registrant and Andrew Gumaer

10.13(1)	Letter Agreement, dated May 19, 2014, by and between the registrant and Harvey Yellen

10.14(1)#	Employment Agreement, dated May 19, 2014, by and between the registrant and Bryant Riley

10.15(1)#	Amended and Restated Employment Agreement, dated May 19, 2014, by and between the registrant and Andrew Gumaer

10.16(10)	First Amendment to Credit Agreement and Limited Consent and Waiver, dated as of May 28, 2014, by and among Wells Fargo Bank, National Association, Great American Group WF, LLC, Great American Group, Inc. and Great American Group, LLC

10.17(11)	Escrow Agreement, dated June 18, 2014, by and among the registrant, Bryant Riley and Continental Stock Transfer & Trust Company, Inc.

10.18(12)	Senior Secured, Super-Priority Debtor-in-Possession Credit Agreement, dated January 15, 2015, by and among the registrant. and The Wet Seal, Inc. and its subsidiaries

10.19(12)	Plan Sponsorship Agreement, dated January 15, 2015, by and between the registrant and The Wet Seal, Inc.

10.20(12)	Security Agreement, dated as of January 15, 2015, by and among the registrant and The Wet Seal, Inc., The Wet Seal Retail, Inc., Wet Seal Catalog, Inc., and Wet Seal GC, LLC

10.21(12)	Subordinated Unsecured Promissory Note, dated March 10, 2015, issued by the registrant to Riley Investment Partners, L.P.

10.22(12)	Third Amendment to Credit Agreement, dated as of February 5, 2015, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association

10.23(12)	Fourth Amendment to Credit Agreement, dated as of February 19, 2015, by and between Great American Group WF, LLC, GA Retail, Inc. and Wells Fargo Bank, National Association

10.24(13)#	Amended and Restated 2009 Stock Incentive Plan.

10.25(13)#	Amended and Restated 2009 Stock Incentive Plan – Form of Restricted Stock Unit Agreement

10.26(13)#	Amended and Restated 2009 Stock Incentive Plan – Stock Bonus Program and Form of Stock Bonus Award Agreement

10.27(13)#	Employment Agreement, dated as of April 13, 2015, by and between the registrant and Alan N. Forman

10.28(2)#	B. Riley Financial, Inc. Management Bonus Plan

21.1*	Subsidiary List

23.1*	Consent of Marcum LLP

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Securities and Exchange Commission upon request.
#	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2014.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2015.
(3)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2014.
(4)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the SEC on March 30, 2015.
(5)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 31, 2009.
(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2009.
(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2011.
(8)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2013.
(9)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2014.
(10)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2014.
(11)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2014.
(12)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2015.
(13)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B. Riley Financial, Inc.

Date: March 28, 2016	/s/ PHILLIP J. AHN
(Phillip J. Ahn, Chief Operating Officer and Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ BRYANT R. RILEY	Chief Executive Officer and Chairman	March 28, 2016
(Bryant R. Riley)	of the Board (Principal Executive Officer)

/s/ PHILLIP J. AHN	Chief Operating Officer and Chief	March 28, 2016
(Phillip J. Ahn)	Financial Officer
(Principal Financial Officer)

/s/ HOWARD E. WEITZMAN	Chief Accounting Officer	March 28, 2016
(Howard E. Weitzman)	(Principal Accounting Officer)

/s/ ROBERT D’AGOSTINO	Director	March 28, 2016
(Robert D’Agostino)

/s/ ANDREW GUMAER	Director	March 28, 2016
(Andrew Gumaer)

/s/ THOMAS J. KELLEHER	Director	March 28, 2016
(Thomas J. Kelleher)

/s/ RICHARD L. TODARO	Director	March 28, 2016
(Richard L. Todaro)

/s/ MIKEL H. WILLIAMS	Director	March 28, 2016
(Mikel H. Williams)

/s/ KENNETH M. YOUNG	Director	March 28, 2016
(Kenneth M. Young)

B. RILEY FINANCIAL, INC.

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the

Board of Directors and Shareholders

of B. Riley Financial, Inc.

We have audited the accompanying consolidated balance sheets of B. Riley Financial, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the years in the three year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of B. Riley Financial, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

Melville, New York
March 28, 2016

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	December 31,	December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$30,012	$21,600
Restricted cash	51	7,657
Securities owned, at fair value	25,543	17,955
Accounts receivable, net	9,472	10,098
Due from related parties	409	—
Advances against customer contracts	5,013	16,303
Goods held for sale or auction	37	4,117
Prepaid expenses and other current assets	2,415	3,795
Total current assets	72,952	81,525
Property and equipment, net	592	776
Goodwill	34,528	27,557
Other intangible assets, net	4,768	2,799
Deferred income taxes	18,992	25,601
Other assets	588	732
Total assets	$132,420	$138,990
Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$1,123	$1,093
Accrued payroll and related expenses	7,178	6,017
Accrued value added tax payable	1,785	11
Accrued expenses and other liabilities	6,478	5,112
Due to related parties	166	213
Auction and liquidation proceeds payable	—	665
Securities sold not yet purchased	713	746
Mandatorily redeemable noncontrolling interests	2,994	2,922
Asset based credit facility	—	18,506
Revolving credit facility	272	56
Notes payable	—	6,570
Contingent consideration- current portion	1,241	—
Total current liabilities	21,950	41,911
Contingent consideration, net of current portion	1,150	—
Total liabilities	23,100	41,911
Commitments and contingencies
B. Riley Financial, Inc. stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 40,000,000 shares authorized; 16,448,119 and 15,968,607 issued and outstanding as of December 31, 2015 and 2014, respectively	2	2
Additional paid-in capital	116,799	110,598
Retained earnings (deficit)	(6,305)	(12,891)
Accumulated other comprehensive loss	(1,058)	(648)
Total B. Riley Financial, Inc. stockholders' equity	109,438	97,061
Noncontrolling interests	(118)	18
Total equity	109,320	97,079
Total liabilities and equity	$132,420	$138,990

The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Services and fees	$101,929	$67,257	$59,967
Sale of goods	10,596	9,859	16,165
Total revenues	112,525	77,116	76,132
Operating expenses:
Direct cost of services	29,049	23,466	24,146
Cost of goods sold	3,072	14,080	11,506
Selling, general and administrative	58,322	44,453	36,382
Restructuring charge	—	2,548	—
Total operating expenses	90,443	84,547	72,034
Operating income (loss)	22,082	(7,431)	4,098
Other income (expense):
Interest income	17	12	26
Loss from equity investment in Great American Real Estate, LLC	—	—	(21)
Loss from equity investment in Shoon Trading Limited	—	—	(156)
Interest expense	(834)	(1,262)	(2,667)
Income (loss) before income taxes	21,265	(8,681)	1,280
(Provision) benefit for income taxes	(7,688)	2,886	(704)
Net income (loss)	13,577	(5,795)	576
Net income (loss) attributable to noncontrolling interests	1,772	6	(482)
Net income (loss) attributable to B. Riley Financial, Inc.	$11,805	$(5,801)	$1,058

Basic earnings (loss) per share	$0.73	$(0.60)	$0.74
Diluted earnings (loss) per share	$0.73	$(0.60)	$0.71

Cash dividends per share	$0.32	$0.03	$0.00

Weighted average basic shares outstanding	16,221,040	9,612,154	1,434,107
Weighted average diluted shares outstanding	16,265,915	9,612,154	1,495,328

The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPHREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013

Net income (loss)	$13,577	$(5,795)	$576
Other comprehensive loss:
Change in cumulative translation adjustment	(410)	(10)	(118)
Other comprehensive loss, net of tax	(410)	(10)	(118)
Total comprehensive income (loss)	13,167	(5,805)	458
Comprehensive income (loss) attributable to noncontrolling interests	1,772	6	(482)
Comprehensive income (loss) attributable to B. Riley Financial, Inc.	$11,395	$(5,811)	$940

The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)

							Accumulated
					Additional	Retained	Other		Total
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Interests	(Deficit)
Balance, December 31, 2012	—	$—	1,500,107	$—	$3,086	$(7,669)	$(520)	$928	$(4,175)
Net income	—	—	—	—	—	1,058	—	—	1,058
Change in noncontrolling interest from deconsolidation of Shoon Trading Limited	—	—	—	—	—	—	—	(434)	(434)
Foreign currency translation adjustment	—	—	—	—	—	—	(118)	—	(118)
Changes in noncontrolling interests	—	—	—	—	—	—	—	(482)	(482)
Balance, December 31, 2013	—	—	1,500,107	—	3,086	(6,611)	(638)	12	(4,151)
Issuance of common stock on June 5, 2014 for cash, net of issuance costs of $215	—	—	10,289,300	1	51,232	—	—	—	51,233
Foregiveness of long-term debt on June 5, 2014 from the former Great American Group Members	—	—	—	—	18,759	—	—	—	18,759
Issuance of common stock for acquisition of B. Riley & Co., Inc.	—	—	4,182,637	1	26,350	—	—	—	26,351
B. Riley Financial, Inc. common stock owned by B. Riley & Co., Inc. - cancelled upon acquisition	—	—	(3,437)	—	(29)	—	—	—	(29)
Dividends paid	—	—	—	—	—	(479)	—	—	(479)
Deferred tax asset from principal payment on debt to the former Great American Group Members	—	—	—	—	11,200	—	—	—	11,200
Net loss	—	—	—	—	—	(5,801)	—	6	(5,795)
Foreign currency translation adjustment	—	—	—	—	—	—	(10)	—	(10)
Balance, December 31, 2014	—	$—	15,968,607	$2	$110,598	$(12,891)	$(648)	$18	$97,079
Issuance of common stock for acquisition of MK Capital Advisors, LLC and contigent equity consideration on February 2, 2015	—	—	333,333	—	4,657	—	—	—	4,657
Vesting of restricted stock, net of shares withheld for employer taxes	—	—	146,179	—	(499)	—	—	—	(499)
Share based payments	—	—	—	—	2,043	—	—	—	2,043
Dividends paid	—	—	—	—	—	(5,219)	—	—	(5,219)
Net income	—	—	—	—	—	11,805	—	1,772	13,577
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,908)	(1,908)
Foreign currency translation adjustment	—	—	—	—	—	—	(410)	—	(410)
Balance, December 31, 2015	—	$—	16,448,119	$2	$116,799	$(6,305)	$(1,058)	$(118)	$109,320

The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLDIATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$13,577	$(5,795)	$576
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	848	646	1,863
Provision for doubtful accounts	718	532	(12)
Share based compensation	2,043	—	—
Impairment of goods held for sale or auction	33	4,675	428
Non-cash interest	163	—	—
Effect of foreign currency on operations	(375)	137	226
Loss from equity investment in Great American Real Estate, LLC and Shoon Trading Limited	—	—	177
Loss on disposal of assets	7	91	—
Deferred income taxes	6,609	(2,984)	989
Income allocated to mandatorily redeemable noncontrolling interests	2,207	1,892	1,897
Change in operating assets and liabilities:
Accounts receivable and advances against customer contracts	11,540	(15,195)	5,145
Lease finance receivable	—	107	(8,099)
Securities owned	(7,588)	(16,006)	—
Inventory	—	—	455
Goods held for sale or auction	20	9,414	(1,625)
Loan receivable	—	—	156
Prepaid expenses and other assets	(1,100)	(59)	167
Accounts payable, accrued payroll and related expenses, accrued value added tax payable and other accured expenses	4,289	(1,142)	(3,971)
Amounts due to (from) related parties	(622)	168	—
Securities sold not yet purchased	(33)	(176)	—
Auction and liquidation proceeds payable	(665)	665	(864)
Net cash provided by (used in) operating activities	31,671	(23,030)	(2,492)
Cash flows from investing activities:
Acquisition of MK Capital, net of cash acquired of $49	(2,451)	—	—
Cash acquired from acquisition of B. Riley & Co., Inc.	—	2,667	—
Deconsolidation of Shoon Trading Limited	—	—	(1,564)
Purchases of property and equipment	(239)	(252)	(1,142)
Proceeds from sale of property and equipment and notes receivable - related party	4	1,200	611
Equity investment in Great American Real Estate, LLC	—	—	(21)
Decrease (increase) in restricted cash	7,604	(7,282)	7,598
Net cash provided by (used in) investing activities	4,918	(3,667)	5,482
Cash flows from financing activities:
Proceeds from (repayments of) revolving line of credit	216	(277)	(1,971)
(Repayment of) proceeds from asset based credit facility	(18,506)	12,796	5,710
Proceeds from note payable - related party	4,500	—	—
Repayment of note payable - related party	(4,500)	—	—
Payment of employment taxes on vesting of restricted stock	(499)	—	—
Payment of financing costs	—	—	(375)
Repayment of notes payable, long-term debt and capital lease obligations	—	(32,010)	(4,509)
Proceeds from issuance of common stock	—	51,233	—
Dividends paid	(5,219)	(479)	—
Distributions to noncontrolling interests	(4,042)	(1,794)	(1,930)
Net cash (used in) provided by financing activities	(28,050)	29,469	(3,075)
Effect of foreign currency on cash	(127)	(39)	231
Net increase in cash and cash equivalents	8,412	2,733	146
Cash and cash equivalents, beginning of year	21,600	18,867	18,721
Cash and cash equivalents, end of year	$30,012	$21,600	$18,867

The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLDIATED STATEMENTS OF CASH FLOWS, Continued

(Dollars in thousands)

	Year ended December 31,
	2015	2014	2013

Supplemental disclosures:
Interest paid	$579	$1,501	$2,680
Income taxes paid	1,688	44	175

The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

NOTE 1—ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

B. Riley Financial, Inc. and its subsidiaries (collectively the “Company”) provide (i) asset disposition, valuation and appraisal and capital advisory services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional services firms throughout the United States, Canada, and Europe and (ii) following the Company’s acquisition of B. Riley and Co. Inc. (“BRC Inc.”) on June 18, 2014 and MK Capital Advisors, LLC (“MK Capital”) on February 2, 2015, as more fully described below, investment banking, corporate finance, research, wealth management, sales and trading services to corporate, institutional and high net worth clients.

With the acquisition of BRC Inc. in 2014, the Company now operates in three operating segments: capital markets (“Capital Markets”), auction and liquidation (“Auction and Liquidation”), and valuation and appraisal (“Valuation and Appraisal”). In the Capital Markets segment, the Company provides investment banking, corporate finance, research, sales and trading services to corporate, institutional and high net worth clients.  In addition, with the acquisition of MK Capital in 2015, the Company also provides wealth management services in the Capital Markets segment. In the Auction and Liquidation segment, the Company provides auction and liquidation services to help clients dispose of assets and capital advisory services. Such assets include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property. In the Valuation and Appraisal segment, the Company provides valuation and appraisal services to clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs. The Company’s business in 2013 had an operating segment relating to the operation of UK retail stores (“UK Retail Stores”). The UK Retail Stores segment included the operation of ten retail shoe stores in the United Kingdom as a result of the acquisition of Shoon Trading Limited (“Shoon”) in 2012. In August 2013, the Shoon shareholder agreement was also amended and restated to eliminate the Company’s super majority voting rights which enabled the Company to control the board of directors of Shoon. As a result of this amendment, the Company no longer controlled the board of directors of Shoon, no longer operated in the UK Retail Stores segment, and Shoon’s operating results are not consolidated for any periods after July 31, 2013. In January 2014, Shoon was sold to a third party, and the Company no longer has a financial interest in the operations of Shoon.

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

Private Placement

On June 5, 2014, the Company completed a private placement of 10,289,300 shares of common stock at a purchase price of $5.00 per share (the “Private Placement”) pursuant to the terms and provisions of a securities purchase agreement entered into among the Company and the accredited investors on May 19, 2014. At the closing of the Private Placement on June 5, 2014, the Company received aggregate gross proceeds of approximately $51,447. On June 5, 2014, the Company used $30,180 of the net proceeds from the Private Placement to repay long-term debt payable to Andrew Gumaer and Harvey Yellen, the two former Great American Members (as described in Note 11), both of whom were executive officers and directors of the Company at the time of such repayment. The $30,000 principal payment and then outstanding accrued interest of $180 retired the entire $48,759 face amount of the long-term debt at a discount of $18,759. The discount of $18,759 was recorded as a capital contribution to additional paid in capital in 2014.

The Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the investors participating in the Private Placement and selling stockholders of BRC Inc.. In accordance with the terms of the Registration Rights Agreement, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission covering the resale of the common stock issued in the Private Placement and acquisition of BRC Inc. on September 18, 2014 and the registration statement was declared effective on November 7, 2014. The Company filed a post-effective amendment to such registration statement on April 20, 2015 with the Securities and Exchange Commission to convert such Form S-1 registration statement into a registration statement on Form S-3, which registration statement, as amended, was declared effective on July 2, 2015.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of B. Riley Financial, Inc. and its wholly owned and majority-owned subsidiaries. The consolidated financial statements also include the accounts of Great American Global Partners, LLC (“GA Global”) which is controlled by the Company as a result of its ownership of a 50% member interest, appointment of two of the three executive officers and significant influence over the funding of operations. All intercompany accounts and transactions have been eliminated upon consolidation.

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

(b) Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expense during the reporting period. Estimates are used when accounting for certain items such as valuation of securities, reserves for accounts receivable and slow moving goods held for sale or auction, the carrying value of intangible assets and goodwill, the fair value of mandatorily redeemable noncontrolling interests, fair value of share based arrangements, fair value of contingent consideration in business combination’s and accounting for income tax valuation allowances. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

(c) Revenue Recognition

Revenues are recognized in accordance with the accounting guidance when persuasive evidence of an arrangement exists, the related services have been provided, the fee is fixed or determinable, and collection is reasonably assured.

Revenues in the Capital Markets segment are primarily comprised of (i) fees earned from corporate finance, investment banking and wealth management services; and (ii) revenues from sales and trading activities.

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

Revenues in the Valuation and Appraisal segment are primarily comprised of fees for valuation and appraisal services. Revenues are recognized upon the delivery of the completed services to the related customers and collection of the fee is reasonably assured. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs which totaled $3,052, $3,013 and $2,811 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Commission and fees earned on the sale of goods at auction and liquidation sales are recognized when evidence of an arrangement exists, the sales price has been determined, title has passed to the buyer and the buyer has assumed the risks of ownership, and collection is reasonably assured. The commission and fees earned for these services are included in revenues in the accompanying consolidated statements of operations. Under these types of arrangements, revenues also include contractual reimbursable costs which totaled $10,641, $6,950 and $5,620 for the years ended December 31, 2015, 2014, and 2013, respectively.

Revenues earned from auction and liquidation services contracts where the Company guarantees a minimum recovery value for goods being sold at auction or liquidation are recognized based on proceeds received. The Company records proceeds received from these types of engagements first as a reduction of contractual reimbursable expenses, second as a recovery of its guarantee and thereafter as revenue, subject to such revenue meeting the criteria of having been fixed or determinable. Contractual reimbursable expenses and amounts advanced to customers for minimum guarantees are initially recorded as advances against customer contracts in the accompanying consolidated balance sheets. If, during the auction or liquidation sale, the Company determines that the proceeds from the sale will not meet the minimum guaranteed recovery value as defined in the auction or liquidation services contract, the Company accrues a loss on the contract in the period that the loss becomes known. During the fourth quarter of 2014, revenues in the Auction and Liquidation segment also included estimated losses of $6,100 that were accrued at December 31, 2014 on the performance of one retail liquidation services engagement where we guaranteed a minimum recovery value for goods sold.

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

In the normal course of business, the Company will enter into collaborative arrangements with other merchandise liquidators to collaboratively execute auction and liquidation contracts. The Company’s collaborative arrangements specifically include contractual agreements with other liquidation agents in which the Company and such other liquidation agents actively participate in the performance of the liquidation services and are exposed to the risks and rewards of the liquidation engagement. The Company’s participation in collaborative arrangements including its rights and obligations under each collaborative arrangement can vary. Revenues from collaborative arrangements are recorded net based on the proceeds received from the liquidation engagement. Amounts paid to participants in the collaborative arrangements are reported separately as direct costs of revenues. Revenue from collaborative arrangements in which the Company is not the majority participant is recorded net based on the Company’s share of proceeds received. There were no revenues and direct cost of services subject to collaborative arrangements during the year ended December 31, 2015 and 2014. There were revenues of $8,094 and direct cost of services of $1,073 subject to collaborative arrangements during the years ended December 31, 2013.

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

(e) Concentration of Risk

Revenues from one liquidation service contract to a retailer represented 12.4% of total revenues during the year ended December 31, 2015. Revenues from one liquidation service contract to a retailer and the sale of four oil rigs to one customer represented 10.7% and 12.2% of total revenues during the year ended December 31, 2013. Revenues in the Valuation and Appraisal segment and the Auction and Liquidation segment are primarily generated in the United States and Europe.

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

(f) Advertising Expense

The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $519, $262 and $446 for the years ended December 31, 2015, 2014, and 2013, respectively. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying consolidated statement of operations.

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

(j) Restricted Cash

As of December 31, 2015, restricted cash included $51 of cash segregated in a special reserve bank account for the benefit of customers related to our broker dealer subsidiary. As of December 31, 2014, restricted cash included $7,532 of cash collateral for the letters of credit and the outstanding loan balance under of asset based credit facility, $50 of cash segregated in a special reserve bank account for the benefit of customers related to our broker dealer subsidiary, and $75 of cash collateral for electronic payment processing in Europe.

(k) Accounts Receivable

Accounts receivable represents amounts due from the Company’s auction and liquidation, valuation and appraisal, and capital markets customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company’s bad debt expense totaled $718, $532 and $18 for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts are included as a component of selling, general and administrative expenses in the accompanying consolidated statement of operations.

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

(n) Lease Finance Receivable

The Company had a lease finance receivable in the amount of $8,099 that consisted of the Company’s net investment in sales-type leases for four oil rigs as of December 31, 2013. The gross lease payments included a bargain purchase option in the amount of $4,242 that was payable upon the maturity of the lease on December 15, 2014. The lessee was in default and arrears on certain lease payments and did not exercise its right to purchase the four oil rigs in accordance with the bargain purchase option. Upon the expiration of the lease on December 15, 2014, the Company recorded an impairment charge in the amount of $1,142 in cost of goods sold to write-down the four oil rigs to their estimated fair value of $3,100 which was included in goods held for sale at December 31, 2014. In addition, certain lease payments in the amount of $2,363 that were in default and arrears was included in prepaid expenses and other current assets at December 31, 2014. The lease payments were guaranteed by the parent company of the lessee and the Company notified the lessee that it was in default under the lease and demanded payment.  On January 11, 2015, the Company’s wholly-owned subsidiary which was a party to the lease agreement filed for voluntary bankruptcy protection as more fully discussed in Note 11.

(o) Securities Owned and Securities Sold Not Yet Purchased

Securities owned consists of marketable securities and investments in partnership interests and other securities recorded at fair value.  Securities sold, but not yet purchased represents obligations of the Company to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing prices.  Changes in the value of these securities are reflected currently in the results of operations.

As of December 31, 2015 and 2014, the Company’s securities owned and securities sold not yet purchased at fair value consisted of the following:

	December 31,	December 31,
	2015	2014
Securities owned
Common stocks	$17,586	$16,667
Corporate bonds	941	1,188
Partnership interests	7,016	100
	$25,543	$17,955

Securities sold not yet purchased
Corporate bonds	$713	$746

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

Goodwill includes (i) the excess of the purchase price over the fair value of net assets acquired in a business combinations and (ii) an increase for the subsequent acquisition of noncontrolling interests during the year ended December 31, 2007 (also see Note 8). The Accounting Standards Codification (“ASC”) requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment). Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. The Company operates three reporting units, which are the same as its reporting segments described in Note 20. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

When testing goodwill for impairment, the Company may assess qualitative factors for some or all of our reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, the Company may bypass this qualitative assessment for some or all of our reporting units and perform a detailed quantitative test of impairment (step 1). If the Company performs the detailed quantitative impairment test and the carrying amount of the reporting unit exceeds its fair value, the Company would perform an analysis (step 2) to measure such impairment. In 2015, the Company first performed a qualitative assessment to identify and evaluate events and circumstances to conclude whether it is more likely than not that the fair value of the Company’s reporting units are less than its carrying amounts. Based on the Company’s qualitative assessments, the Company concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of the reporting units exceeded their carrying values and no impairments were identified.

The Company reviews the carrying value of its amortizable intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. No impairment was deemed to exist as of December 31, 2015.

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

The Company’s securities owned and securities sold and not yet purchased are comprised of common stocks, corporate bonds and investments in partnerships. Investments in common stocks are based on quoted prices in active markets which are included in Level 1 of the fair value hierarchy. The Company also holds nonpublic common stocks and warrants for which there is little or no public market and fair value is determined by management on a consistent basis. For investments where little or no public market exists, management’s determination of fair value is based on the best available information which may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration various factors including earnings history, financial condition, recent sales prices of the issuer’s securities and liquidity risks. These investments are included in Level 3 of the fair value hierarchy. Investments in partnership interests include investments in private equity partnerships that primarily investment in equity securities, bonds, and direct lending funds. The Company’s partnership interests are valued based on the Company’s proportionate share of the net assets of the partnership which is derived from the most recent statements received from the general partner which are included in Level 2 of the fair value hierarchy.

The fair value of mandatorily redeemable noncontrolling interests is determined based on the issuance of similar interests for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports and internal valuation models.

The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2015 and 2014.

	Financial Assets and Liabilities Measured at Fair Value
	on a Recurring Basis at December 31, 2015, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities owned
Common stocks	$17,586	$17,296	$-	$290
Corporate bonds	941	-	941	-
Partnership interests	7,016	-	5,250	1,766
Total assets measured at fair value	$25,543	$17,296	$6,191	$2,056

Liabilities:
Securities sold not yet purchased
Corporate bonds	$713	$-	$713	$-

Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,330	$-	$-	$2,330

Contingent consideration	$2,391	$-	$-	$2,391
Total liabilities measured at fair value	$5,434	$-	$713	$4,721

	Financial Assets and Liabilities Measured at Fair Value
	on a Recurring Basis at December 31, 2014, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities owned
Common stocks	$16,667	$16,348	$-	$319
Corporate bonds	1,188	-	1,188	-
Partnership interests	100	-	100	-
Total assets measured at fair value	$17,955	$16,348	$1,288	$319

Liabilities:
Securities sold not yet purchased
Corporate bonds	$746	$-	$746	$-

Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,285	$-	$-	$2,285
Total liabilities measured at fair value	$3,031	$-	$746	$2,285

The changes in Level 3 fair value hierarchy during the year ended December 31, 2015 and 2014 is as follows:

	Level 3	Level 3 Changes During the Year				Level 3
	Balance at	Fair	Relating to	Purchases,	Transfer in	Balance at
	Beginning of	Value	Undistributed	Sales and	and/or out	End of
	Period	Adjustments	Earnings	Settlements	of Level 3	Period

Year Ended December 31, 2015
Common stocks	$319	$-	$-	$(29)	$-	$290
Partnership interests	$-	$79	$-	$1,687	$-	$1,766
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,285	$-	$45	$-	$-	$2,330
Contingent consideration	$-	$2,391	$-	$-	$-	$2,391

Year Ended December 31, 2014
Common stocks	$-	$-	$-	$319	$-	$319
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,273	$-	$103	$(91)	$-	$2,285

The amount reported in the table above for the years ended December 31, 2015 and December 31, 2014 includes the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis. The fair value adjustment for contingent consideration in the table above of $2,391 includes the initial value of contingent consideration of $2,229 and an adjustment for imputed interest of $162 for the year ended December 31, 2015. The amounts reported in the table above for the year ended December 31, 2015 includes $2,687 of partnership interests purchased which is included in securities owned at December 31, 2015. The amounts reported in the table above for the year ended December 31, 2014 includes settlements of $91 related to the repurchase of noncontrolling interests from one of our majority owned limited liability company subsidiaries and $319 of common stock purchased which is included in securities owned at December 31, 2014.

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

(s) Derivative and Foreign Currency Translation

The Company periodically uses derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain auction and liquidation engagements with operations outside the United States. During 2015, the Company’s use of derivatives consists of forward exchange contract agreements totaling $16,870 Canadian dollars at various times during the year.  The forward exchange contracts were entered into to improve the predictability of cash flows related to retail store liquidation and wholesale and industrial auction engagements.  The net gains and losses from foreign exchange contracts are reported as a component of selling, general and administrative expenses in the condensed consolidated financial statements. The net gain from forward exchange contracts was $13 during the year ended December 31, 2015.

The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country's currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using year-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders' equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Transaction losses were $271 and $137 during the years ended December 31, 2015 and 2014, respectively, and transaction gains were $257 during the year ended December 31, 2013. These amounts are included in selling, general and administrative expenses in our consolidated statements of operations.

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

(u) Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02: Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 will be effective for the Company in fiscal year 2019, but early application is permitted. The Company is currently evaluating the impact of this update on the consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective for the Company at the beginning of its first quarter 2017, with early application permitted as of the beginning of any interim or annual reporting period. The Company elected to early adopt this standard as of December 31, 2015, and retrospectively reclassified $6,420 of our current deferred tax assets to noncurrent deferred tax assets as of December 31, 2014.

In February 2015, the FASB issued ASU 2015-2, Consolidation (Topic 810): Amendments to the Consolidation Analysis, that provides guidance which makes targeted amendments to current consolidation guidance. Among other things, the standard changes the manner in which we would assesses one of the characteristics of variable interest entities (VIEs) and introduces a separate analyses specific to limited partnerships and similar entities for assessing if the equity holders at risk lack decision making. Limited partnerships and similar entities will be a VIE unless the limited partners hold substantive kick-out rights or participating rights. A right to liquidate an entity is akin to a kick-out right. Guidance for limited partnerships under the voting model has been eliminated. A limited partner and similar partners with a controlling financial interest obtained through substantive kick out rights would consolidate a limited partnership or similar entity. The guidance is effective for our annual and interim periods beginning in 2016. Early adoption is allowed. The Company does not expect the impact of this update to have a material impact on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which amends revenue recognition requirements for multiple deliverable revenue arrangements. This update provides guidance on how revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. This determination is made in five steps: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The update is effective for annual reporting periods after December 15, 2016 and for interim reporting periods within that reporting period. Early adoption is not permitted. The Company has not yet adopted this update and is currently evaluating the impact it may have on its financial condition and results of operations.

NOTE 3— ACQUISITIONS

Acquisition of MK Capital

On January 2, 2015 the Company entered into a purchase agreement to acquire all of the equity interests of MK Capital, a wealth management business with operations primarily in New York. The terms of the purchase agreement required the sellers to meet certain pre-closing conditions. On February 2, 2015, the closing conditions were satisfied and the Company completed the purchase of MK Capital for a total purchase price of $9,386. The purchase price is comprised of a cash payment in the amount of $2,500 and 333,333 newly issued shares of the Company’s common stock at closing which were valued at $2,687 for accounting purposes determined based on the closing market price of the Company’s shares of common stock on the acquisition date on February 2, 2015, less a 19.4% discount for lack of marketability as the shares issued are subject to certain restrictions that limit their trade or transfer. The purchase agreement also requires the payment of contingent consideration in the form of future cash payments with a fair value of $2,229 and the issuance of common stock with a fair value of $1,970. The contingent cash consideration of $2,229 has been recorded based on the payment of the contingent cash consideration of $1,250 on the first anniversary date of the closing (February 2, 2016) and a final cash payment of $1,250 on the second anniversary date of the closing (February 2, 2017) to the former members of MK Capital discounted at 8.0% per annum (initial discount of $271). In accordance with ASC 805, “Business Combination” (“ASC 805”), the contingent consideration liability has been classified as a liability on the acquisition date. Imputed interest expense totaled $162 for the year ended December 31, 2015. The balance of the contingent consideration liability was $2,391 at December 31, 2015 (discount of $109 at December 31, 2015) and has been recorded as contingent consideration liability – current portion in the amount of $1,241 and contingent consideration liability, net of current portion in the amount of $1,150 in the consolidated balance sheet. The fair value of the contingent stock consideration in the amount of $1,970 has been classified as equity in accordance with ASC 805, and is comprised of the issuance of 166,667 shares of common stock on the first anniversary date of the closing (February 2, 2016) and 166,666 shares of common stock on the second anniversary date of the closing (February 2, 2017). The contingent cash and stock consideration is payable on the first and second anniversary dates of the closing provided that MK Capital generates a minimum amount of gross revenues as defined in the purchase agreement for the twelve months ending on the first and second anniversary dates of the closing. MK Capital achieved the minimum amount of revenues for the first anniversary period and the contingent cash consideration and contingent stock consideration for such first anniversary period was paid and issued on February 2, 2016. The MK Capital acquisition has been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the February 2, 2015 acquisition date for MK Capital. The application of the acquisition method of accounting resulted in goodwill of $6,971 which is deductible for tax purposes. The acquisition of MK Capital allows the Company to expand into the wealth management business.

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

The amount of revenue and earnings attributable to MK Capital in the Company’s consolidated statement of operations during the year ended December 31, 2015 were as follows:

Period from
February 2, 2015
through
December 31, 2015

Revenues	$1,772
Income before income taxes	457

Acquisition of B. Riley and Co. Inc.

On June 18, 2014, the Company completed the acquisition of BRC Inc. pursuant to the terms of the Acquisition Agreement (the “Acquisition Agreement”), dated as of May 19, 2014, by and among the Company, Darwin Merger Sub I, Inc., a wholly owned subsidiary of the Company, B. Riley Capital Markets, LLC, a wholly owned subsidiary of the Company (“BCM”), BRC Inc., B. Riley & Co. Holdings, LLC (“BRH”), Riley Investment Management LLC (“RIM,” and collectively with BRC, Inc. and BRH, the “B. Riley Entities”) and Bryant Riley, a director of the Company and principal owner of each of the B. Riley Entities. In connection with the Company’s acquisition of BRC Inc., Darwin Merger Sub I, Inc. merged with and into BRC Inc., and BRC Inc. subsequently merged with and into BCM, with BCM surviving as a wholly owned subsidiary of the Company. The Company completed the acquisitions of BRH and RIM on August 1, 2014 in accordance with the terms of the Acquisition Agreement.

The Company acquired BRC Inc. in exchange for the issuance of 4,182,637 shares of newly issued for a total purchase price of $26,351. The fair value of the newly issued shares of the Company’s common stock for accounting purposes was determined based on the closing market price of the Company’s shares of common stock on the acquisition date on June 18, 2014, less a 25% discount for lack of marketability as the shares issued are subject to certain restrictions that limit their trade or transfer. The BRC Inc. acquisition has been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the June 18, 2014 acquisition date for BRC Inc. and August 1, 2014 for BRH and RIM. The application of the acquisition method of accounting resulted in goodwill of $21,869 which is not deductible for tax purposes. Acquisition related costs, such as legal, accounting, valuation and other professional fees related to the acquisition of BRC Inc. in the amount of $997 were charged against earnings in the second quarter of 2014. All of the recognized goodwill is expected to be non-deductible for tax purposes.

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

The amount of revenue and earnings attributable to BRC Inc. in the Company’s consolidated statement of operations during the year ended December 31, 2014 were as follows:

Period from
June 18, 2014
Through
December 31, 2014

Revenues	$19,420
Income before income taxes	5,244

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and BRC Inc. as well as the related impact of the new employment agreements with Bryant Riley, Andrew Gumaer and Harvey Yellen that became effective upon the acquisition of BRC Inc. on a pro forma basis, as though they had occurred as of January 1, 2013. The pro forma financial information presented includes the effects of adjustments related to the amortization charges from the acquired intangible assets and the elimination of certain activities excluded from the transaction. The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results .

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

2012 Acquisition of Shoon Trading Limited

On May 4, 2012, the Company invested $65 for a 44.4% interest in the common stock of Shoon. Shoon purchased the rights to operate the former Shoon internet business and retail stores that were in administration in the United Kingdom. As part of the investment, the Company also loaned Shoon approximately $1,300 that was collateralized by retail inventory. The loan bore interest at an annual rate of LIBOR plus 6.0% payable monthly and had a maturity date of May 3, 2014. In accordance with the Shoon shareholder agreement, the Company had the right to appoint a Chairman of Shoon. Together with the Company’s 44.4% investment in the common stock of Shoon and control of the majority of the board of directors, the Company had a controlling interest in Shoon. On August 2, 2013, an additional loan in the amount of $847 (net of $40 discount) was extended to Shoon with a maturity date of August 3, 2015. This increased the outstanding principal from both loans to $1,371. Interest on the new loan was payable monthly at 6.5%. Both of the loans were collateralized by the inventory of Shoon. In connection with the new loan in August 2013, the Shoon shareholder agreement was amended and restated to eliminate the Company’s super majority voting rights which enable the Company to control the board of directors of Shoon. As a result of this amendment, the Company no longer controls Shoon and the operating results of Shoon are not consolidated for any periods after July 31, 2013. The operating results in the UK Retail Stores reportable segment in Note 20 are comprised of Shoon’s operating results for the period from January 1, 2013 to July 31, 2013. In January 2014, Shoon was sold to a third party and the two loans in the amount of $1,200 were repaid to the Company. As a result of the sale of Shoon, the Company recorded an impairment charge as of December 31, 2013 of $111 to write-down the investment in Shoon to its estimated net realizable value.

In accordance with the accounting guidance for consolidation of variable interest entities, the Company has determined that the additional financing arrangement in the form of the new note receivable with Shoon and the elimination of the Company’s super majority voting rights in August 2013, as discussed above, changed the status of Shoon to a VIE. The Company, in determining whether or not it is the primary beneficiary of Shoon, considered the voting interests of the shareholders of Shoon and the shareholders ability to direct the activities of Shoon. The Company determined it is not the primary beneficiary of the VIE since the Company does not have the ability to exercise any rights or powers to direct the activities of Shoon that most significantly impact Shoon’s economic performance. Accordingly, Shoon’s operating results are not consolidated for any periods after July 31, 2013. The Company’s loss under the equity method of accounting for Shoon was $156 for the five months ended December 31, 2013.

NOTE 4— RESTRUCTURING CHARGE

During the second quarter of 2014, the Company initiated a strategic review of our operations taking into account the planned synergies as a result of the acquisition of BRC Inc. On August 13, 2014, as a result of the strategic review, our Board of Directors ratified and approved the Company’s implementation of cost savings measures that resulted in a reduction in corporate overhead and the restructuring of our operations in Europe. The Company implemented a reduction in force for some of our corporate employees and a significant number of our employees in the United Kingdom and we closed our offices in Deerfield, Illinois and London, England. These initiatives resulted in a restructuring charge of $2,548 in the third quarter of 2014. The restructuring charge consists of payroll and severance costs of $1,595, office closure costs of $686 and other expenses of $267. As a result of such reductions in force and restructuring, which the Company completed in the third quarter of 2014, the Company anticipates a shift in its strategic focus from Europe which may result in a reduction in revenues from our European operations. The related accruals are included in accounts payable and accrued expenses in the consolidated balance sheet. The following table summarizes the restructuring charge during 2014 and 2015:

	Auction and	Valuation and	Corporate and
	Liquidation	Appraisal	Other
	Segment	Segment	Expenses	Total
Expensed during 2014:
Payroll and severance costs	$951	$131	$513	$1,595
Office closure	295	8	383	686
Other charges	93	64	110	267

Total expended during the 2014	1,339	203	1,006	2,548
Paid during 2014	1,208	203	647	2,058

Accrued balance at December 31, 2014	131	-	359	490
Paid during 2015	91	-	212	303

Accrued balance at December 31, 2015	$40	$-	$147	$187

NOTE 5— ACCOUNTS RECEIVABLE

The components of accounts receivable net include the following:

	December 31,	December 31,
	2015	2014

Accounts receivable	$8,417	$7,797
Investment banking fees, commissions and other receivables	709	1,608
Unbilled receivables	435	1,421
Total accounts receivable	9,561	10,826
Allowance for doubtful accounts	(89)	(728)
Accounts receivable, net	$9,472	$10,098

Additions and changes to the allowance for doubtful accounts consist of the following:

	Year Ended December 31,
	2015	2014	2013

Balance, beginning of year	$728	$275	$371
Add: Additions to reserve	718	532	18
Less: Write-offs	(1,056)	(79)	(84)
Less: Recoveries	(301)	-	(30)
Balance, end of year	$89	$728	$275

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

At December 31, 2015 and 2014, accounts receivable in the amount of $3,922 and $2,385, respectively, were collateralized by the new accounts receivable revolving line of credit more fully described in Note 10.

NOTE 6— GOODS HELD FOR SALE OR AUCTION

Goods held for sale or auction consists of the following:

	December 31,
	2015	2014

Machinery and equipment	$-	$4,026
Aircraft parts and other	37	91
Total	$37	$4,117

Goods held for sale or auction includes machinery and equipment and aircraft parts and other. At December 31, 2014, machinery and equipment consisted of five oils rigs with a carrying value of $4,026 which includes a lower-of-cost or market adjustment of $1,782 for one of the oil rigs. Aircraft parts and other is primarily comprised of aircraft parts with a carrying value of $37 and $91 which includes a lower of cost or market adjustment of $1,330 and $1,297 as of December 31, 2015 and 2014, respectively. The total amount recorded by the Company for a lower-of-cost or market adjustment for goods held for sale or auction was $33, $4,673 and $405 during the years ended December 31, 2015, 2014 and 2013, respectively. During 2013, goods held for sale or auction also included leased equipment for which the Company recorded depreciation of $1,252 during the year ended December 31, 2013.

The machinery and equipment with a carrying value of $4,026 as of December 31, 2014 served as collateral for the related note payable, which had an outstanding principal amount of $6,570 as of December 31, 2014. The machinery and equipment was owned by GAGEE, a wholly-owned special purpose subsidiary of the Company, which filed for bankruptcy in the first quarter of 2015 as more fully described in Note 11. As a result of the bankruptcy filing, the asset and liabilities of GAGEE including the machinery and equipment is no longer consolidated in the Company’s consolidated financial statements.

NOTE 7— PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated	December 31,
	Useful Lives	2015	2014

Leasehold improvements	Shorter of lease or estimated useful life	$311	$244

Machinery, equipment and computer software	3 years	2,400	2,280

Furniture and fixtures	5 years	1,160	1,151

Capital lease equipment	3 to 5 years	388	388
Total		4,259	4,063

Less: Accumulated depreciation and amortization		(3,667)	(3,287)
		$592	$776

Depreciation expense was $417, $505 and $611 during the years ended December 31, 2015, 2014, and 2013, respectively.

NOTE 8— GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2014 are as follows:

	Auction and	Valuation and	Capital
	Liquidation	Appraisal	Markets
	Segment	Segment	Segment	Total
Balance as of December 31, 2013	$1,975	$3,713	$-	$5,688
Goodwill acquired during the period:
BRC acquisition on June 18, 2014	-	-	21,869	21,869
Balance as of December 31, 2014	1,975	3,713	21,869	27,557
Goodwill acquired during the period:
MK Capital acquisition on February 2, 2015	-	-	6,971	6,971
Balance as of December 31, 2015	$1,975	$3,713	$28,840	$34,528

Intangible assets consisted of the following:

		December 31, 2015			December 31, 2014
		Gross			Gross
		Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Useful Life	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Customer relationships	4 to 13 Years	$3,600	$572	$3,028	$1,200	$141	$1,059

Non-amortizable assets:
Tradenames		1,740	-	1,740	1,740	-	1,740
Total intangible assets		$5,340	$572	$4,768	$2,940	$141	$2,799

Amortization expense was $431 and $141 for the years ended December 31, 2015 and 2014, respectively. At December 31, 2015, estimated future amortization expense is $447, $447, $326, $222 and $222 for the years ended December 31, 2016, 2017, 2018, 2019 and 2020, respectively. The estimated future amortization expense after December 31, 2020 is $1,364.

NOTE 9— LEASING ARRANGEMENTS

The Company has several noncancellable operating leases that expire at various dates through 2019. Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2015 are:

Operating
Leases

Year Ending December 31:
2016	$2,470
2017	1,578
2018	1,273
2019	460
Total minimum lease payments	$5,781

Rent expense under all operating leases was $2,376, $2,107 and $1,717 for the years ended December 31, 2015, 2014, and 2013, respectively. Rent expense is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

NOTE 10— CREDIT FACILITIES

Credit facilities consist of the following arrangements:

(a) $100,000 Asset Based Credit Facility

On July 15, 2013, the Company entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo Bank”) that amended and restated that certain First Amended and Restated Credit Agreement dated as of December 31, 2010. The maximum revolving loan amount under the asset based credit facility remains at $100,000, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect), and the maturity date has been extended from July 16, 2013 to July 15, 2018. The asset based credit facility can be used for borrowings and letter of credit obligations up to the aggregate amount of $100,000, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect). The interest rate for each revolving credit advance under the Credit Agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The restated Credit Agreement removed the Company’s United Kingdom subsidiary as a party to such agreement and the concept of borrowings thereunder for certain transactions in the United Kingdom. On March 19, 2014, the Company entered into a separate credit agreement (a “UK Credit Agreement”) with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom. The facility allows the Company to borrow up to 50 million British Pounds. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $100,000 credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The credit facility also provides for success fees in the amount of 5% to 20% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. On July 15, 2014, the Company entered into a further amendment to the Credit Agreement whereby Wells Fargo Bank consented to the reverse stock split, Private Placement, repayment of long-term debt as more fully described in Note 11, and the acquisition of BRC Inc. Interest expense totaled $343 (including success fees of $119), $400 (including success fees of $162) and $532 (including success fees of $292) for the years ended December 31, 2015, 2014 and 2013, respectively. There was no outstanding balance under this credit facility at December 31, 2015 and the outstanding balance under this credit facility was $18,506 at December 31, 2014.

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

(b) Line of Credit

On May 17, 2011, GAAV entered into a Loan and Security Agreement (Accounts Receivable Line of Credit) (the “Line of Credit”) with BFI Business Finance (“BFI”). The Line of Credit is collateralized by the accounts receivable of GAAV and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Line of Credit, with maximum borrowings not to exceed $2,000. The interest rate under the Line of Credit is the prime rate plus 2% (6.5% at December 31, 2015), payable monthly in arrears. The Line of Credit was amended effective February 3, 2012 and the maximum borrowings allowed was increased from $2,000 to $3,000. On December 7, 2015, the Company notified BFI to terminate the line of credit upon maturity on February 3, 2016. At December 31, 2015, there was $3,922 of accounts receivable as collateral for the Line of Credit and the total borrowings outstanding was $272 and $2,738 was available and unused. Interest expense totaled $84, $46 and $90 for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 11— NOTES PAYABLE

(a) Note Payable Collateralized by Machinery and Equipment

On May 29, 2008, GAGEE entered into a credit agreement with Garrison Special Opportunities Fund LP and Gage Investment Group LLC (collectively, the “Lenders”) to finance the purchase of certain machinery and equipment to be sold at auction or liquidation. The principal amount of the loan was $12,000 and borrowings bore interest at a rate of 20% per annum. The loan is collateralized by the machinery and equipment which were purchased with the proceeds from the loan as more fully described in Note 6. GAGEE was required to make principal and interest payments from proceeds from the sale of the machinery and equipment. GAGEE is a special purpose entity created to purchase the machinery and equipment, whose assets consist only of the machinery and equipment in question and whose liabilities are limited to the Lenders’ note and certain operational expenses related to this transaction. Great American Group, LLC guaranteed GAGEE’s liabilities to the Lenders up to a maximum of $1,200. The original maturity date of the loan was May 29, 2009; however, GAGEE exercised its right to extend the maturity date for 120 days until September 26, 2009. On September 26, 2009, the note payable became due and payable.

On October 8, 2009, GAGEE and Great American Group, LLC entered into a Forbearance Agreement effective as of September 27, 2009 (the “Forbearance Agreement”) with the Lenders and Garrison Loan Agency Services LLC (the “Administrative Agent”), relating to the credit agreement, by and among GAGEE, as borrower, Great American Group, LLC, as guarantor, the Lenders and the Administrative Agent. Pursuant to the terms of the Forbearance Agreement, the Lenders agreed to forbear from exercising any of the remedies available to them under the credit agreement and the related security agreement unless a forbearance default occurs, as specified in the Forbearance Agreement. Pursuant to the Forbearance Agreement, and further amendments to the credit agreement for which the most recent amendment which was effective December 31, 2013 the maturity date of the note payable was extended to June 30, 2015 and the interest rate remained at 0% through maturity. GAGEE has no assets other than those collateralizing the loan which is comprised of prepaid and other current assets of $2,531 and machinery and equipment with a carrying value of $4,026 that is included in goods held for sale or auction in the accompanying balance sheet at December 31, 2014. Great American Group, LLC has satisfied its obligation to pay the $1,200 guarantee and the credit agreement does not provide for other recourse against Great American Group, LLC. At December 31, 2014, the note payable balance was $6,570.

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

(b) $4,500 Note Payable to Related Party – Riley Investment Partners, L.P.

In March 2015, the Company had capital deployed for three retail liquidation engagements. On March 10, 2015, the Company borrowed $4,500 from Riley Investment Partners, L.P. (“RIP”) in accordance with the subordinated unsecured promissory note (the “RIP Note”). The principal amount of $4,500 for the RIP Note accrued interest at the rate of 10% per annum (or 15% in the event of a default under the RIP Note). The borrowings were for short-term working capital needs and capital for other retail liquidation engagements. RIP was also entitled to a success fee (the “Success Fee”) of 20% of the net profit, if any, earned by the Company in connection with a designated liquidation transaction. Pursuant to the terms of the RIP Note, under no circumstances was the Company obligated to pay RIP any portion of the combined amount of interest and the Success Fee which exceeded twelve percent (12%) of the $4,500 principal amount of the RIP Note. The outstanding principal amount, together with the accrued and unpaid interest and the Success Fee, were due and payable by the Company on March 9, 2016. The RIP Note was subordinated in certain respects to the Company’s guaranty relating to its existing credit facility with Wells Fargo Bank, National Association and, in the event of certain insolvency proceedings, with respect to such credit facility itself, as well as to any other indebtedness of the Company to the extent required by the documents governing the repayment thereof. Interest expense on the RIP Note totaled $194 for the year ended December 31, 2015, which includes success fees of $126. The RIP Note was repaid on May 4, 2015.

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

(c) $60,000 Notes Payable

As of December 31, 2013, there was $50,483 of aggregate principal balance outstanding on the original $60,000 of notes payable. Of the $50,483 outstanding principal balance at December 31, 2013, $48,759 was owed to Andrew Gumaer, a member of our Board of Directors and an executive officer, and Harvey Yellen, a former director and executive officer (all of which accrued interest at 3.75%) and $1,724 was owed to other related parties, $1,084 of which accrued interest at 3.75% and $640 of which accrued interest at 12.0%.

On January 31, 2014, the Company paid in full the $640 of principal balance for the notes that had the 12.0% interest rate. The remaining $1,084 of principal amount payable had a maturity date of July 31, 2014. The $48,759 principal amount payable to Messrs. Gumaer and Yellen had a maturity date of July 31, 2018. On June 5, 2014, the Company used $30,180 of the net proceeds from the Private Placement to repay the Notes payable to Andrew Gumaer and Harvey Yellen. The $30,000 principal payment and then outstanding accrued interest of $180 retired the entire $48,759 face amount of outstanding Notes payable to Andrew Gumaer and Harvey Yellen. The discount of $18,759 for the repayment of the Notes payable to Andrew Gumaer and Harvey Yellen has been recorded as a capital contribution to additional paid in capital in our consolidated financial statements. On July 31, 2014, the remaining outstanding principal amount of $1,085 was paid in full to the Phantom Equityholders. As of August 1, 2014, there is no remaining outstanding principal or interest payable on the notes payable. Interest expense was $812 and $2,014 for the years ended December 31, 2014 and 2013, respectively.

NOTE 12— COMMITMENTS AND CONTINGENCIES

(a) Letters of Credit

There were no letters of credit outstanding at December 31, 2015. At December 31, 2014, there were letters of credit outstanding in the amount of $8,553 related to two retail liquidation engagements.

(b) Legal Matters

In January 2015, the Company was served with a lawsuit that seeks to assert claims of breach of contract and other matters with damages in an amount up to $10,000. In April 2015, the Company filed a motion to dismiss the lawsuit and in March 2016 the Court issued its’ opinion dismissing some claims while denying the motion with respect to other claims.  The Company is continuing to vigorously defending this lawsuit. This lawsuit is in the initial stages, the financial impact to the Company, if any, cannot be estimated.

The Company is subject to certain legal and other claims that arise in the ordinary course of its business. The Company does not believe that the results of these claims are likely to have a material effect on its consolidated financial position or results of operations.

NOTE 13— INCOME TAXES

The Company’s provision (benefit) for income taxes consists of the following for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$201	$-	$-
State	99	98	2
Foreign	779	-	(287)
Total current provision	1,079	98	(285)
Deferred:
Federal	5,166	(2,503)	791
State	1,443	(481)	198
Foreign	-	-	-
Total deferred	6,609	(2,984)	989
Total provision for income taxes	$7,688	$(2,886)	$704

A reconciliation of the federal statutory rate of 34% to the effective tax rate for income (loss) before income taxes is as follows for the year ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Provision for income taxes at federal statutory rate	34.0%	(34.0)%	34.0%
State income taxes, net of federal benefit	4.0	(3.7)	8.7
Foreign tax differential	-	-	9.0
Other	(1.8)	4.5	3.3
Effective income tax rate	36.2%	(33.2)%	55.0%

Deferred income tax assets (liabilities) consisted of the following as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Deferred tax assets:
Allowance for doubtful accounts	$160	$282
Goods held for sale or auction	692	2,819
Deductible goodwill and other intangibles	9,848	9,988
Accrued liabilities and other	1,177	3,210
Mandatorily redeemable noncontrolling interests	768	740
Foreign tax and other tax credit carryforwards	1,427	342
Net operating loss carryforward	4,920	8,220
Total gross deferred tax assets	$18,992	$25,601

The Company's income before income taxes of $21,265 for the year ended December 31, 2015 includes a United States component of income before income taxes of $18,642 and a foreign component comprised of income before income taxes of $2,623. As of December 31, 2015, the Company had federal net operating loss carryforwards of $12,023, state net operating loss carryforwards of $13,886, and foreign tax credit carryforwards of $1,121. The Company’s federal net operating loss carryforwards will expire in the tax year ending December 31, 2030, the state net operating loss carryforwards will expire in 2032, and the foreign tax credit carryforwards will expire in 2022.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. As a result of the common stock offering that was completed on June 5, 2014, the Company had a more than 50% ownership shift in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of December 31, 2015, the Company believes that the net operating loss that existed as of the more than 50% ownership shift will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance.

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

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2011 to 2015. The Company and its subsidiaries’ state tax returns are also open to audit under similar statutes of limitations for the same tax years. The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had no such accrued interest or penalties included in the accrued liabilities associated with unrecognized tax benefits as of the date of adoption.

NOTE 14— EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Basic common shares outstanding exclude 66,000 common shares that are held in escrow and subject to forfeiture as a result of the failure to achieve certain performance targets specified in connection with the transaction with Alternative Asset Management Acquisition Corp. in 2009 (the “Acquisition”).. The 66,000 common shares issued to the former members of Great American Group, LLC are subject to forfeiture upon the final settlement of claims for goods held for sale in connection with the Acquisition. Dilutive common shares outstanding includes contingently issuable shares that are currently in escrow and subject to release if the conditions for the final settlement of claims for goods held for sale in connection with the Acquisition was satisfied at the end of the respective periods. Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net income (loss) per share for the years ended December 31, 2015 and 2014 were 308,699 and 44,883 respectively, because to do so would have been antidilutive.

Basic and diluted earnings from continuing operations calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013

Net income (loss) attributable to B. Riley Financial, Inc.	$11,805	$(5,801)	$1,058

Weighted average shares outstanding:
Basic	16,221,040	9,612,154	1,434,107
Effect of dilutive potential common shares:
Contingently issuable shares	44,875	-	61,221
Diluted	16,265,915	9,612,154	1,495,328

Basic earnings (loss) per share	$0.73	$(0.60)	$0.74
Diluted earnings (loss) per share	$0.73	$(0.60)	$0.71

NOTE 15— LIMITED LIABILITY COMPANY SUBSIDIARIES

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

The Company evaluated the classification of all of its limited liability company members’ ownership interests in accordance with the accounting guidance for financial instruments with characteristics of liabilities and equity. This guidance generally provides for the classification of members’ ownership interests that are subject to mandatory redemption obligations to be classified outside of equity. In accordance with this guidance, all members with a minority ownership interest in these subsidiaries are classified as liabilities and included in mandatorily redeemable noncontrolling interests in the accompanying consolidated balance sheet. Members of these subsidiaries with a minority ownership interest issued before November 5, 2003 are stated on a historical cost basis and members of the Company’s subsidiaries with a minority ownership interests issued on or after November 5, 2003 are stated at fair value at each balance sheet date. The Company deems such repurchase obligations, which are payable to members who are also employees of these subsidiaries, to be a compensatory benefit. Accordingly, the changes in the historical cost basis and the changes in the fair value of the respective members’ ownership interests (noncontrolling interests) are recorded as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations. The noncontrolling interests share of net income was $2,207, $1,921 and $1,897 for the years ended December 31, 2015, 2014 and 2013, respectively. There was no change in the fair value of the mandatorily redeemable noncontrolling interests during the years ended December 31, 2015, 2014 and 2013.

NOTE 16— SHARE BASED PAYMENTS

During the year ended December 31, 2015, the Company granted equity incentive rewards representing 527,372 shares of common stock with a total fair value of $5,255 to certain employees and directors of the Company. Such equity incentive awards consisted of restricted stock units subject to vesting representing 521,772 shares of common stock and stock bonus awards of 5,600 fully vested shares of common stock. Of the 521,772 restricted stock units, the shares of common stock underlying such awards are issuable upon vesting as follows: 189,652 during the year ended December 31, 2015, 169,727 during the year ended December 31, 2016 and the remaining 162,393 during the year ended December 31, 2017. During the year ended December 31, 2014, the Company granted restricted stock units representing 5,859 shares of common stock with a total fair value of $45 to directors of the Company which vested on July 31, 2015. Share based compensation expense for the stock bonus awards and restricted stock units was $2,043 for the year ended December 31, 2015. The total income tax benefit recognized related to the vesting of restricted stock units during the year ended December 31, 2015 was $804.

The restricted stock units generally vest over a period of one to three years based on continued service. In determining the fair value of restricted stock units on the grant date, the fair value is adjusted for (a) estimated forfeitures, (b) expected dividends based on historical patterns and the Company’s anticipated dividend payments over the expected holding period and (c) the risk-free interest rate based on U.S. Treasuries for a maturity matching the expected holding period. As of December 31, 2015, the expected remaining unrecognized share based compensation expense of $3,043 will be expensed over a weighted average period of 1.4 years.

A summary of equity incentive award activity for the periods indicated was as follows:

		Weighted
		Average
	Shares	Fair Value

Nonvested at December 31, 2013	-	$-
Granted	5,859	7.68
Vested	-	-
Forfeited	-	-
Nonvested at December 31, 2014	5,859	$7.68
Granted	527,372	9.96
Vested	(198,002)	9.88
Forfeited	(9,324)	9.98
Nonvested at December 31, 2015	325,905	$9.97

The per-share weighted average grant-date fair value of equity incentive awards was $7.68 and $9.96 for the years ending December 31, 2014 and 2015, respectively. The total fair value of shares vested during the year ended December 31, 2015 was $1,905.

NOTE 17— BENEFIT PLANS AND DIVIDENDS

(a)Amended and Restated 2009 Stock Incentive Plan

In connection with the consummation of the Acquisition, the Company assumed the AAMAC 2009 Stock Incentive Plan which was approved by the AAMAC stockholders on July 31, 2009 (as assumed, the “Incentive Plan”). In accordance with Section 13(a) of the Incentive Plan, in connection with the Company’s assumption of the Incentive Plan, the Company’s board of directors adjusted the maximum number of shares that may be delivered under the Incentive Plan to 782,200 to account for the two-for-one exchange ratio of Company common stock for AAMAC common stock in the Acquisition. On August 19, 2009, the Company’s board of directors approved an amendment and restatement of the Incentive Plan which adjusted the number of shares of stock the Company reserved for issuance thereunder to 391,100. Effective as of October 7, 2014, the Company’s board of directors approved an amendment and restatement of the Incentive Plan which, among other things, increased the number of shares of stock the Company reserved for issuance thereunder to 3,210,133 shares. As of December 31, 2015, the Company has 2,726,328 shares of common stock available for future grants under the Incentive Plan.

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

(c)Dividends

On October 29, 2014, the Board of Directors of the Company approved a dividend of $0.03 per share, which was paid on December 9, 2014 to stockholders of record on November 18, 2014. On May 4, 2015, the Company’s Board of Directors approved a dividend of $0.06 per share, which was paid on or about June 12, 2015 to stockholders of record on May 22, 2015. On August 10, 2015, the Company’s Board of Directors approved a dividend of $0.20 per share, which was paid on or about September 10, 2015 to stockholders of record on August 25, 2015. On November 9, 2015, our Board of Directors approved a dividend of $0.06 per share, which was paid on or about December 9, 2015 to stockholders of record on November 24, 2015. The Company’s Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of the Company’s common stock will be made at the discretion of the Board of Directors and will be dependent upon the Company’s financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by the Board of Directors.

NOTE 18— NET CAPITAL REQUIREMENTS

BRC, a subsidiary of the Company, is a registered broker-dealer and, accordingly, is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) which requires BRC to maintain minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1.  As of December 31, 2015, BRC had net capital of $7,477 (an excess of $7,099).  BRC net capital ratio for December 31, 2015 was 0.41 to 1.

NOTE 19— RELATED PARTY TRANSACTIONS

On March 10, 2015, the Company borrowed $4,500 from RIP in accordance with the RIP Note. The borrowings were for short-term working capital needs and capital for other retail liquidation engagements. The principal amount of $4,500 million for the RIP Note accrued interest at the rate of 10% per annum (or 15% in the event of a default under the RIP Note) and included a Success Fee as more fully described in Note 11(b). Riley Investment Management LLC, a wholly owned subsidiary of the Company, is the general partner of RIP. Bryant Riley, the Chief Executive Officer and Chairman of the Board of Directors of the Company, owns or controls approximately 45% of the equity interests of the RIP. In addition, Thomas Kelleher, the President and a director of the Company, and one other employee of the Company, own or control de minimis amounts of the equity interests of RIP. After considering the economic interests of Mr. Riley and Mr. Kelleher in the RIP Note and comparing the terms of the RIP Note to terms that may have been available from unaffiliated third parties, the disinterested members of our Board of Directors unanimously approved the issuance of the RIP Note. The RIP Note was repaid on May 4, 2015 in accordance with its terms. Interest expense on the RIP Note totaled $194 for the year ended December 31, 2015, which includes success fees of $126. The RIP Note was repaid on May 4, 2015.

At December 31, 2015 amounts due from related party of $409 represented amounts due from GACP I, L.P. for management fees and other operating expenses. At December 31, 2015 and 2014, amounts due to related party of $166 and $213, respectively, represents amounts due to CA Global Partners, LLC (“CA Global”). CA Global is one of the members of Great American Global Partners, LLC (“GA Global Ptrs”) which started operations in the first quarter of 2013. The amount payable at December 31, 2015 and 2014 is comprised of expenses that were paid on behalf of the Company by CA Global in connection with certain auctions of wholesale and industrial machinery and equipment that they were managed on behalf of GA Global Ptrs.

At December 31, 2013, the Company had two loan receivables from Shoon with an aggregate outstanding balance of $1,200. The Company owned 44.4% of the common stock of Shoon. The original loan receivable in the amount of $1,300 was made to Shoon on May 4, 2012 and had a remaining principal balance of $353 at December 31, 2013. The loan had a maturity date of May 3, 2014 with interest payable monthly at LIBOR plus 6.0%. On August 2, 2013, an additional loan in the amount of $847 (net of $40 discount) was extended to Shoon with a maturity date of August 3, 2015. Interest is payable monthly at 6.5%. Both of the loans were collateralized by the inventory of Shoon. In January 2014, Shoon was sold to a third party and the two loans in the amount of $1,200 outstanding at December 31, 2013 were repaid to the Company as more fully described in Note 3.

NOTE 20— BUSINESS SEGMENTS

The Company’s operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally. The Company has several operating subsidiaries through which it delivers specific services. The Company provides auction, liquidation, capital advisory, financing, real estate, and other services to stressed or distressed companies in a variety of diverse industries that have included apparel, furniture, jewelry, real estate, and industrial machinery. The Company also provides appraisal and valuation services for retail and manufacturing companies. As a result of the acquisition of BRC Inc. in 2014 and MK Capital in 2015, the Company provides investment banking, corporate finance, research, wealth management, sales and trading services to corporate, institutional and high net worth clients.  As a result of the acquisition of Shoon in 2012, the Company operated ten retail stores in the United Kingdom which were reported in the UK Retail Stores segment in 2013. In August 2013, the Shoon shareholder agreement was amended and restated to eliminate the Company’s super majority voting rights which enabled the Company to control the board of directors of Shoon. As a result of this amendment, the Company no longer controls Shoon and the operating results of Shoon are not consolidated for any periods after July 31, 2013. As such, the Company no longer operates in the UK Retail Stores segment. In January 2014, Shoon was sold to a third party, and the Company no longer has a financial interest in the operations of Shoon.

The Company’s business in 2013 was previously classified by management into the Auction and Liquidation segment, Valuation and Appraisal segment, and UK Retail Stores segment. In 2014 and 2015, with the acquisition of BRC Inc. and MK Capital, the Company’s business is classified into the Capital Markets segment, Auction and Liquidation segment and Valuation and Appraisal segment. These reportable segments are all distinct businesses, each with a different marketing strategy and management structure.

Additionally, the Valuation and Appraisal operating segments are aggregated into one reportable segment as they have similar economic characteristics and are expected to have similar long-term financial performance.

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Year Ended December 31,
	2015	2014	2013
Capital markets reportable segment:
Revenues - Services and fees	$35,183	$19,420	$
Selling, general, and administrative expenses	(30,229)	(14,185)		-
Depreciation and amortization	(519)	(193)		-
Segment income	4,435	5,042		-
Auction and Liquidation reportable segment:
Revenues - Services and fees	$35,633	$17,166		$32,409
Revenues - Sale of goods	10,596	9,859		9,963
Total revenues	46,229	27,025		42,372
Direct cost of services	(15,489)	(10,719)		(11,120)
Cost of goods sold	(3,072)	(14,080)		(7,940)
Selling, general, and administrative expenses	(8,170)	(8,481)		(11,889)
Restructuring charge	-	(1,339)		-
Depreciation and amortization	(191)	(107)		(176)
Segment income (loss)	19,307	(7,701)		11,247
Valuation and Appraisal reportable segment:
Revenues - Services and fees	31,113	30,671		27,558
Direct cost of services	(13,560)	(12,747)		(13,026)
Selling, general, and administrative expenses	(9,101)	(10,721)		(8,718)
Restructuring charge	-	(203)		-
Depreciation and amortization	(137)	(151)		(143)
Segment income	8,315	6,849		5,671
UK Retail Stores reportable segment:
Revenues - Sale of goods	-	-		6,202
Cost of goods sold	-	-		(3,566)
Selling, general, and administrative expenses	-	-		(3,773)
Depreciation and amortization	-	-		(45)
Segment loss	-	-		(1,182)
Consolidated operating income from reportable segments	32,057	4,190		15,736
Corporate and other expenses (includes restructuring charge of $1,006 for the year ended December 31, 2014)	(9,975)	(11,621)		(11,638)
Interest income	17	12		26
Loss from equity investment in Great American
Real Estate, LLC and Shoon Trading Limited	-	-		(177)
Interest expense	(834)	(1,262)		(2,667)
Income (loss) before income taxes	21,265	(8,681)		1,280
(Provision) benefit for income taxes	(7,688)	2,886		(704)
Net income (loss)	13,577	(5,795)		576
Net income (loss) attributable to noncontrolling interests	1,772	6		(482)
Net income (loss) attributable to B. Riley Financial, Inc.	$11,805	$(5,801)		$1,058

Capital expenditures:
Capital Markets segment	$51	$104		$-
Auction and Liquidation segment	157	38		423
Valuation and Appraisal segment	31	1		418
UK Retail Stores segment	-	-		319
Total	$239	$143		$1,160

	As of December 31,
	2015	2014
Total Assets:
Capital Markets segment	$54,882	$48,878
Auction and Liquidation segment	45,892	41,360
Valuation and Appraisal segment	12,171	9,527
Corporate and Other segment	19,475	39,225
Total	$132,420	$138,990

The following table presents revenues by geographical area:

	Year Ended December 31,
	2015	2014	2013
Revenues:
Revenues - Services and fees:
North America	$77,153	$63,417	$50,624
Europe	24,776	3,840	9,343
Total Revenues - Services and fees	$101,929	$67,257	$59,967

Revenues - Sale of goods
North America	$907	$9,859	$9,532
Europe	9,689	-	6,633
Total Revenues - Sale of goods	$10,596	$9,859	$16,165

Total Revenues:
North America	$78,060	$73,276	$60,156
Europe	34,465	3,840	15,976
Total Revenues - Services and fees	$112,525	$77,116	$76,132

The following table presents long-lived assets and identifiable assets by geographical area:

	As of	As of
	December 31,	December 31,
	2015	2014
Long-lived Assets - Property and Equipment, net:
North America	$592	$776
Europe	-	-
Total Long-lived Assets	$592	$776

Identifiable Assets:
North America	$128,094	$137,216
Europe	4,326	1,774
Total Assets	$132,420	$138,990

NOTE 21— SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015

Total revenues	$26,031	$45,461	$21,272	$19,761
Operating income (loss)	$5,462	$14,669	$3,277	$(1,326)
Income (loss) before income taxes	$5,211	$14,254	$3,218	$(1,418)
(Provision) benefit for income taxes	$(1,775)	$(5,685)	$(600)	$372
Net income (loss)	$3,436	$8,569	$2,618	$(1,046)
Net income (loss) attributable to B. Riley Financial, Inc.	$2,682	$8,664	$1,463	$(1,004)

Earnings (loss) per share:
Basic	$0.17	$0.53	$0.09	$(0.06)
Diluted	$0.17	$0.53	$0.09	$(0.06)

Weighted average shares outstanding:
Basic	16,117,422	16,237,860	16,243,425	16,283,677
Diluted	16,162,304	16,310,829	16,344,649	16,283,677

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014

Total revenues	$21,653	$14,947	$20,674	$19,842
Operating loss	$(1,258)	$(1,056)	$(1,253)	$(3,864)
Loss before income taxes	$(1,884)	$(1,501)	$(1,303)	$(3,993)
Benefit for income taxes	$814	$594	$387	$1,091
Net loss	$(1,070)	$(907)	$(916)	$(2,902)
Net loss attributable to B. Riley Financial, Inc.	$(1,334)	$(777)	$(868)	$(2,822)

Earnings (loss) per share:
Basic	$(0.93)	$(0.16)	$(0.05)	$(0.18)
Diluted	$(0.93)	$(0.16)	$(0.05)	$(0.18)

Weighted average shares outstanding:
Basic	1,434,107	4,972,203	15,911,482	15,902,607
Diluted	1,434,107	4,972,203	15,911,482	15,902,607

