Form 10-Q
period 2016-03-31
B. Riley Financial, Inc.
filed 2016-05-16
CIK 1464790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 11, 2016, there were 19,035,766 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

B. Riley Financial, Inc.

Quarterly Report on Form 10-Q

For The Quarter Ended March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,786	$30,012
Restricted cash	52	51
Securities owned, at fair value	25,610	25,543
Accounts receivable, net	7,945	9,472
Due from related parties	1,875	409
Advances against customer contracts	200	5,013
Goods held for sale or auction	36	37
Prepaid expenses and other current assets	2,993	2,415
Total current assets	65,497	72,952
Property and equipment, net	519	592
Goodwill	34,528	34,528
Other intangible assets, net	4,656	4,768
Deferred income taxes	18,841	18,992
Other assets	2,106	588
Total assets	$126,147	$132,420
Liabilities and Equity
Current liabilities:
Accounts payable	$1,466	$1,123
Accrued payroll and related expenses	3,294	7,178
Accrued value added tax	2	1,785
Accrued expenses and other liabilities	5,314	6,478
Due to related parties	—	166
Securities sold not yet purchased	953	713
Mandatorily redeemable noncontrolling interests	2,754	2,994
Revolving credit facility	—	272
Contingent consideration- current portion	1,172	1,241
Total current liabilities	14,955	21,950
Contingent consideration, net of current portion	—	1,150
Total liabilities	14,955	23,100
Commitments and contingencies
B. Riley Financial, Inc. stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 40,000,000 shares authorized; 16,614,786 and 16,448,119 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	117,236	116,799
Retained earnings (deficit)	(6,057)	(6,305)
Accumulated other comprehensive loss	(993)	(1,058)
Total B. Riley Financial, Inc. stockholders' equity	110,188	109,438
Noncontrolling interests	1,004	(118)
Total equity	111,192	109,320
Total liabilities and equity	$126,147	$132,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2016	2015

Revenues:
Services and fees	$19,944	$21,584
Sale of goods	2	4,447
Total revenues	19,946	26,031
Operating expenses:
Direct cost of services	6,683	6,778
Cost of goods sold	2	890
Selling, general and administrative expenses	11,596	12,901
Total operating expenses	18,281	20,569
Operating income	1,665	5,462
Other income (expense):
Interest income	3	2
Interest expense	(132)	(253)
Income before income taxes	1,536	5,211
Provision for income taxes	(166)	(1,775)
Net income	1,370	3,436
Net income attributable to noncontrolling interests	1,122	754
Net income attributable to B. Riley Financial, Inc.	$248	$2,682

Basic income per share	$0.02	$0.17
Diluted income per share	$0.01	$0.17

Weighted average basic shares outstanding	16,490,178	16,117,422
Weighted average diluted shares outstanding	16,553,953	16,162,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015

Net income	$1,370	$3,436
Other comprehensive income (loss):
Change in cumulative translation adjustment	65	(79)
Other comprehensive income (loss), net of tax	65	(79)
Total comprehensive income	1,435	3,357
Comprehensive income attributable to noncontrolling interests	1,122	754
Comprehensive income attributable to B. Riley Financial, Inc.	$313	$2,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

(Dollars in thousands)

							Accumulated
					Additional	Retained	Other
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Interests	Equity

Balance, January 1, 2015	—	$—	15,968,607	$2	$110,598	$(12,891)	$(648)	$18	$97,079
Net income for the three months ended March 31, 2015						2,682		754	3,436
Issuance of common stock for acquisition of MK Capital, LLC and contigent equity consideration on February 2, 2015			333,333	—	4,657				4,657
Foreign currency translation adjustment							(79)		(79)
Balance, March 31, 2015	—	$—	16,301,940	$2	$115,255	$(10,209)	$(727)	$772	$105,093

Balance, January 1, 2016	—	$—	16,448,119	$2	$116,799	$(6,305)	$(1,058)	$(118)	$109,320
Net income for the three months ended March 31, 2016						248		1,122	1,370
Issuance of common stock for acquisition of MK Capital, LLC - contigent equity consideration on February 2, 2016			166,667	—					-
Share based compensation					437				437
Foreign currency translation adjustment							65		65
Balance, March 31, 2016	—	$—	16,614,786	$2	$117,236	$(6,057)	$(993)	$1,004	$111,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$1,370	$3,436
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	203	195
Provision for credit losses	(20)	60
Share based compensation	437	–
Effect of foreign currency on operations	–	39
Non-cash interest	31	29
Deferred income taxes	152	1,710
Income allocated to mandatorily redeemable noncontrolling interests and redeemable noncontrolling interests	425	402
Change in operating assets and liabilities:
Accounts receivable and advances against customer contracts	6,442	5,772
Securities owned	(67)	7,341
Goods held for sale or auction	2	(1,931)
Prepaid expenses and other assets	(2,060)	95
Accounts payable and accrued expenses	(6,643)	1,407
Due to (from) related party	(1,556)	(758)
Securities sold, not yet purchased	239	210
Auction and liquidation proceeds payable	–	(665)
Net cash (used in) provided by operating activities	(1,045)	17,342
Cash flows from investing activities:
Acquisition of MK Capital	–	(2,500)
Purchases of property and equipment	(18)	(129)
Proceeds from sale of property and equipment	–	4
Cash acquired in acquisition of MK Capital, LLC	–	49
Increase in restricted cash	(1)	(17,997)
Net cash used in investing activities	(19)	(20,573)
Cash flows from financing activities:
Repayment of asset based credit facility	–	(14,032)
Proceeds from (repayment of) revolving line of credit	(272)	1,824
Proceeds from note payable - related party	–	4,500
Payment of contingent consideration	(1,250)	–
Distribution to noncontrolling interests	(665)	(301)
Net cash used in financing activities	(2,187)	(8,009)
Decrease in cash and cash equivalents	(3,251)	(11,240)
Effect of foreign currency on cash	25	(29)
Net decrease in cash and cash equivalents	(3,226)	(11,269)
Cash and cash equivalents, beginning of period	30,012	21,600
Cash and cash equivalents, end of period	$26,786	$10,331
Supplemental disclosures:
Interest paid	$7	$227
Taxes paid	$369	$28

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

NOTE 1—ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

B. Riley Financial, Inc. and its subsidiaries (collectively the “Company”) provide investment banking and financial services to corporate, institutional and high net worth clients, and asset disposition, valuation and appraisal and capital advisory services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional services firms throughout the United States, Canada, and Europe.

The Company has three operating segments: (i) Capital Markets, through which the Company provides investment banking, corporate finance, restructuring, research, sales and trading and wealth management services to corporate, institutional and high net worth clients; (ii) Auction and Liquidation, through which the Company provides auction and liquidation services to help clients dispose of assets that include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property; and (iii) Valuation and Appraisal, through which the Company provides valuation and appraisal services to clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of B. Riley Financial, Inc. and its wholly-owned and majority-owned subsidiaries. The condensed consolidated financial statements also include the accounts of Great American Global Partners, LLC which is controlled by the Company as a result of its ownership of a 50% member interest, appointment of two of the three executive officers and significant influence over the funding of operations. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 28, 2016. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

Revenues in the Capital Markets segment are primarily comprised of (i) fees earned from corporate finance, investment banking, restructuring and wealth management services; and (ii) revenues from sales and trading activities.

Fees earned from corporate finance, investment banking and restructuring services are derived from debt, equity and convertible securities offerings in which the Company acted as an underwriter or placement agent and from financial advisory services rendered in connection with client mergers, acquisitions, restructurings, recapitalizations and other strategic transactions. Fees from underwriting activities are recognized in earnings when the services related to the underwriting transaction are completed under the terms of the engagement and when the income was determined and is not subject to any other contingencies.

Fees from wealth management services consist primarily of investment management fees that are recognized over the period the services are provided. Investment management fees are primarily comprised of fees for investment management services and are generally based on the dollar amount of the assets being managed.

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

Commission and fees earned on the sale of goods at auction and liquidation sales are recognized when evidence of an arrangement exists, the sales price has been determined, title has passed to the buyer and the buyer has assumed the risks of ownership, and collection is reasonably assured. The commission and fees earned for these services are included in revenues in the accompanying consolidated statements of operations. Under these types of arrangements, revenues also include contractual reimbursable costs which totaled $3,018 and $1,948 for the three months ended March 31, 2016 and 2015, respectively.

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

 Revenues in the Valuation and Appraisal segment are primarily comprised of fees for valuation and appraisal services. Revenues are recognized upon the delivery of the completed services to the related customers and collection of the fee is reasonably assured. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs which totaled $679 and $669 for the three months ended March 31, 2016 and 2015, respectively.

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

Revenues in the Capital Markets, Auction and Liquidation, and Valuation and Appraisal segment are primarily generated in the United States and Europe. The Company’s activities in the Auction and Liquidation segment are executed frequently with, and on behalf of, distressed customers and secured creditors. Concentrations of credit risk can be affected by changes in economic, industry, or geographical factors. The Company seeks to control its credit risk and potential risk concentration through risk management activities that limit the Company’s exposure to losses on any one specific liquidation services contract or concentration within any one specific industry. To mitigate the exposure to losses on any one specific liquidation services contract, the Company sometimes conducts operations with third parties through collaborative arrangements.

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

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. Tax benefits of operating loss carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Once this threshold has been met, the Company's measurement of its expected tax benefits is recognized in its financial statements. The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.

(h)	Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(i)	Restricted Cash

As of March 31, 2016 and December 31, 2015, restricted cash included $52 and $51, respectively, of cash segregated in a special reserve bank account for the benefit of customers related to our broker dealer subsidiary.

(j)	Accounts Receivable

Accounts receivable represents amounts due from the Company’s auction and liquidation, valuation and appraisal, and capital markets customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. Bad debt expense and changes in the allowance for doubtful accounts for the three months ended March 31, 2016 and 2015 are included in Note 3.

(k)	Advances Against Customer Contracts

Advances against customer contracts represent advances of contractually reimbursable expenses incurred prior to, and during the term of the auction and liquidation services contract. These advances are charged to expense in the period that revenue is recognized under the contract.

(l)	Goods Held for Sale or Auction

Goods held for sale or auction are stated at the lower of cost, determined by the specific-identification method, or market. At March 31, 2016 and December 31, 2015, goods held for sale or auction includes aircraft parts and other with a carrying value of $36 and $37 which includes a lower of cost or market adjustment of $1,331 and $1,330, respectively.

(m)	Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation and amortization expense was $91 and $103 for the three months ended March 31, 2016 and 2015, respectively.

(n)	Securities Owned and Securities Sold Not Yet Purchased

Securities owned consist of marketable securities and investments in partnership interests and other securities recorded at fair value.  Securities sold, but not yet purchased represents obligations of the Company to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing prices.  Changes in the value of these securities are reflected currently in the results of operations.

As of March 31, 2016 and December 31, 2015, the Company’s securities owned and securities sold not yet purchased at fair value consisted of the following securities:

	March 31,	December 31,
	2016	2015
Securities owned
Common stocks	$15,551	$17,586
Corporate bonds	3,052	941
Partnership interests	7,007	7,016
	$25,610	$25,543

Securities sold not yet purchased
Corporate bonds	$953	$713

(o)	Fair Value Measurements

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

The Company’s securities owned and securities sold and not yet purchased are comprised of common stocks, corporate bonds and investments in partnerships. Investments in common stocks are based on quoted prices in active markets which are included in Level 1 of the fair value hierarchy. The Company also holds nonpublic common stocks and warrants for which there is little or no public market and fair value is determined by management on a consistent basis. For investments where little or no public market exists, management’s determination of fair value is based on the best available information which may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration various factors including earnings history, financial condition, recent sales prices of the issuer’s securities and liquidity risks. These investments are included in Level 3 of the fair value hierarchy. Investments in partnership interests include investments in private equity partnerships that primarily invest in equity securities, bonds, and direct lending funds. The Company’s partnership interests are valued based on the Company’s proportionate share of the net assets of the partnership which is derived from the most recent statements received from the general partner which are included in Level 2 of the fair value hierarchy.

The fair value of mandatorily redeemable noncontrolling interests is determined based on the issuance of similar interests for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports and internal valuation models.

The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.

	Financial Assets and Liabilities Measured at Fair Value
	on a Recurring Basis at March 31, 2016, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	March 31,	identical assets	inputs	inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities owned
Common stocks	$15,551	$15,341	$-	$210
Corporate bonds	3,052	-	3,052	-
Partnership interests	7,007	-	5,191	1,816
Total assets measured at fair value	$25,610	$15,341	$8,243	$2,026

Liabilities:
Securities sold not yet purchased Corporate bonds	$953	$-	$953	$-

Mandatorily redeemable noncontrolling interests issued after November 5, 2003	2,231	-	-	2,231

Contingent consideration	1,172	-	-	1,172
Total liabilities measured at fair value	$4,356	$-	$953	$3,403

	Financial Assets and Liabilities Measured at Fair Value
	on a Recurring Basis at December 31, 2015, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities owned
Common stocks	$17,586	$17,296	$-	$290
Corporate bonds	941	-	941	-
Partnership interests	7,016	-	5,250	1,766
Total assets measured at fair value	$25,543	$17,296	$6,191	$2,056

Liabilities:
Securities sold not yet purchased Corporate bonds	$713	$-	$713	$-

Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,330	$-	$-	$2,330

Contingent consideration	$2,391	$-	$-	$2,391
Total liabilities measured at fair value	$5,434	$-	$713	$4,721

The changes in Level 3 fair value hierarchy during the three months ended March 31, 2016 and 2015 is as follows:

	Level 3	Level 3 Changes During the Year				Level 3
	Balance at	Fair	Relating to	Purchases,	Transfer in	Balance at
	Beginning of	Value	Undistributed	Sales and	and/or out	End of
	Period	Adjustments	Earnings	Settlements	of Level 3	Period

Three Months Ended March 31, 2016
Common stocks	$290	$(80)	$-	$-	$-	$210
Partnership interests	1,766	65	(15)	-	-	1,816
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	2,330	-	(99)	-	-	2,231
Contingent consideration	2,391	31	-	(1,250)	-	1,172

Three Months Ended March 31, 2015
Common stocks	$319	$-	$-	$(292)	$-	$27
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	2,285	-	62	-	-	2,347
Contingent consideration	-	2,258	-	-	-	2,258

The amount reported in the table above for the three months ended March 31, 2016 and 2015 includes the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis. The fair value adjustment for contingent consideration in the table above of $2,391 includes the initial value of contingent consideration of $2,229 and an adjustment for imputed interest of $29 and $31 for the three months ended March 31, 2015 and 2016, respectively.

The carrying amounts reported in the condensed consolidated financial statements for cash, restricted cash, accounts receivable, accounts payable, accrued payroll and related, accrued value added tax, and accrued expenses and other current liabilities approximate fair value based on the short-term maturity of these instruments.

The carrying amounts of the asset based credit facility approximate fair value because the contractual interest rates or effective yields of such instruments are consistent with current market rates of interest for instruments of comparable credit risk.

(p)	Contingent Consideration

In connection with the acquisition of MK Capital on February 2, 2015, the purchase agreement required the payment of contingent consideration to the former members of MK Capital in the form of future cash payments of $1,250 and issuance of 166,667 shares of common stock on the first anniversary date of the closing (February 2, 2016) and a final cash payment of $1,250 and issuance of 166,666 shares of common stock on the second anniversary date of the closing (February 2, 2017). The contingent cash consideration has been classified as a liability in the condensed balance sheets in accordance with ASC 805, “Business Combination” (“ASC 805”). The fair value of the contingent cash consideration has been discounted at 8.0%. The balance of the contingent consideration liability was $1,172 (discount of $78) at March 31, 2016. The balance of the contingent consideration liability was $2,391 (discount of $109) at December 31, 2015 and has been recorded as contingent consideration liability – current portion in the amount of $1,241 and contingent consideration liability, net of current portion in the amount of $1,150 in the condensed consolidated balance sheet. Imputed interest expense totaled $31 and $29 for the three months ended March 31, 2016 and 2015, respectively. The fair value of the contingent stock consideration has been classified as equity in accordance with ASC 805. The contingent cash and stock consideration is payable on the first and second anniversary dates of the closing provided that MK Capital generates a minimum amount of gross revenues as defined in the purchase agreement for the twelve months following the first and second anniversary dates of the closing. MK Capital achieved the minimum amount of revenues for the first anniversary period and the contingent cash consideration in the amount of $1,250 and contingent stock consideration consisting of 166,667 shares of common stock for such first anniversary period was paid and issued on February 2, 2016.

(q)	Derivative and Foreign Currency Translation

The Company periodically uses derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain auction and liquidation engagements with operations outside the United States. During the three months ended March 31, 2015 the Company’s use of derivatives consisted of the purchase of a forward exchange contract agreement in the amount of $6,000 Canadian dollars that was required to be settled anytime between May 1, 2015 and June 30, 2015.  The net gain from the foreign exchange contract of $14 is reported as a component of selling, general and administrative expenses in the condensed consolidated financial statements during the three months ended March 31, 2015.

The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country's currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders' equity as a component of accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. Transaction losses were $145 and $108 during the three months ended March 31, 2016 and 2015, respectively. These amounts are included in selling, general and administrative expenses in our condensed consolidated statements of operations.

(r)	Recent Accounting Pronouncements

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

NOTE 3— ACCOUNTS RECEIVABLE

The components of accounts receivable, net, include the following:

	March 31,	December 31,
	2016	2015

Accounts receivable	$6,948	$8,417
Investment banking fees, commissions and other receivables	569	709
Unbilled receivables	497	435
Total accounts receivable	8,014	9,561
Allowance for doubtful accounts	(69)	(89)
Accounts receivable, net	$7,945	$9,472

Additions and changes to the allowance for doubtful accounts consist of the following:

	Three Months Ended
	March 31,
	2016	2015

Balance, beginning of period	$89	$728
Add: Additions to reserve	5	60
Less: Write-offs	-	-
Less: Recoveries	(25)	-
Balance, end of period	$69	$788

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

NOTE 4— GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $34,528 at March 31, 2016 and December 31, 2015 is comprised of $28,840 in the Capital Markets segment, $1,975 in the Auction and Liquidation segment, and $3,713 in the Valuation and Appraisal segment. There were no changes in goodwill during the three months ended March 31, 2016.

Intangible assets consisted of the following:

		March 31, 2016			December 31, 2015
		Gross			Gross
		Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Useful Life	Value	Amortization	Net	Value	Amortization	Net

Amortizable assets:
Customer relationships	4 to 13 Years	$3,600	$684	$2,916	$3,600	$572	$3,028

Non-amortizable assets:
Tradenames		1,740	-	1,740	1,740	-	1,740
Total intangible assets		$5,340	$684	$4,656	$5,340	$572	$4,768

Amortization expense was $112 and $92 for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, estimated future amortization expense is $335, $447, $326, $222 and $222 for the years ended December 31, 2016 (remaining nine months), 2017, 2018, 2019 and 2020, respectively. The estimated future amortization expense after December 31, 2020 is $1,364.

NOTE 5— CREDIT FACILITIES

Credit facilities consist of the following arrangements:

(a)	$100,000 Asset Based Credit Facility

At March 31, 2016, the Company has a $100,000 asset based credit facility pursuant to a Second Amended and Restated Credit Agreement as amended from time to time (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo Bank”). The credit facility currently expires on July 15, 2018. On March 19, 2014, the Company entered into a separate credit agreement (a “UK Credit Agreement”) with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom. The facility allows the Company to borrow up to 50 million British Pounds. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $100,000 credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The interest rate for each revolving credit advance under the Credit Agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility also provides for success fees in the amount of 5% to 20% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. Interest expense totaled $23 and $146 for the three months ended March 31, 2016 and 2015, respectively. There was no outstanding balance under this credit facility at March 31, 2016 and December 31, 2015.

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

On May 17, 2011, Great American Group Advisory & Valuation Services, LLC, a majority owned subsidiary of the Company (“GAAV”), entered into a Loan and Security Agreement (Accounts Receivable Line of Credit) (the “Line of Credit”) with BFI Business Finance (“BFI”). The Line of Credit was collateralized by the accounts receivable of GAAV and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Line of Credit, with maximum borrowings not to exceed $2,000. The interest rate under the Line of Credit was the prime rate plus 2% (6.5% at December 31, 2015), payable monthly in arrears. The Line of Credit was amended effective February 3, 2012 and the maximum borrowings allowed was increased from $2,000 to $3,000. On December 7, 2015, the Company notified BFI to terminate the Line of Credit, all outstanding amounts under the Line of Credit were repaid on January 27, 2016 and the Line of Credit was terminated upon maturity on February 3, 2016. At December 31, 2015, there was $3,922 of accounts receivable as collateral for the Line of Credit and the total borrowings outstanding was $272 and $2,738 was available and unused. Interest expense totaled $77 and $50 for the three months ended March 31, 2016 and 2015, respectively.

NOTE 6— NOTES PAYABLE

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

NOTE 7— INCOME TAXES

The Company’s effective income tax rate was 10.8% and 34.1% for the three months ended March 31, 2016 and 2015, respectively. The effective income tax rate for the each of the three month period ended March 31, 2016 and 2015 is lower than the statutory federal and state income tax rate due to the tax differential on net income attributable to noncontrolling interests during such periods.

As of March 31, 2016, the Company had federal net operating loss carryforwards of $12,023, state net operating loss carryforwards of $13,886, and foreign tax credit carryforwards of $1,121. The Company’s federal net operating loss carryforwards will expire in the tax year ending December 31, 2030, the state net operating loss carryforwards will expire in 2032, and the foreign tax credit carryforwards will expire in 2022.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. As a result of the common stock offering by the Company that was completed on June 5, 2014, the Company had a more than 50% ownership shift in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of March 31, 2016, the Company believes that the net operating loss that existed as of the more than 50% ownership shift will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2012 to 2015. The Company and its subsidiaries’ state tax returns are also open to audit under similar statutes of limitations for the same tax years.

NOTE 8— EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Basic common shares outstanding exclude 66,000 common shares at March 31, 2016 and 2015 that are held in escrow and subject to forfeiture as a result of the failure to achieve certain performance targets specified in connection with the transaction with Alternative Asset Management Acquisition Corp. in 2009 (the “Acquisition”). The 66,000 common shares issued to the former members of Great American Group, LLC are subject to forfeiture upon the final settlement of claims for goods held for sale in connection with the Acquisition. Dilutive common shares outstanding includes contingently issuable shares that are currently in escrow and subject to release if the conditions for the final settlement of claims for goods held for sale in connection with the Acquisition was satisfied at the end of the respective periods.

Basic and diluted earnings per share was calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2016	2015

Net income attributable to B. Riley Financial, Inc.	$248	$2,682

Weighted average shares outstanding:
Basic	16,490,178	16,117,422
Effect of dilutive potential common shares:
Restricted stock units and non-vested shares	19,113	-
Contingently issuable shares	44,662	44,882
Diluted	16,553,953	16,162,304

Basic income per share	$0.02	$0.17
Diluted income per share	$0.01	$0.17

NOTE 9— COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject to certain legal and other claims that arise in the ordinary course of its business. The Company does not believe that the results of these claims are likely to have a material effect on its consolidated financial position or results of operations.

In January 2015, the Company was served with a lawsuit that seeks to assert claims of breach of contract and other matters in connection with auction services provided to a debtor.  The proceeding is pending in the bankruptcy case of the debtor and its affiliates (the “Debtor”).  In the lawsuit, a former landlord of the Debtor generally alleges that the Company and a joint venture partner were responsible for contamination while performing services in connection with the auction of certain assets of the Debtor and is seeking approximately $10,000 in damages.  In April 2015, the Company filed a motion to dismiss the lawsuit and in March 2016 the Court issued its opinion dismissing some claims while denying the motion with respect to other claims.  The Company is vigorously defending this lawsuit. This lawsuit is in the initial stages, and the financial impact to the Company, if any, cannot be estimated.

NOTE 10— SHARE BASED PAYMENTS

During the three months ended March 31, 2016, there were no equity incentive awards granted by the Company. During the year ended December 31, 2015, the Company granted equity incentive rewards representing 527,372 shares of common stock with a total fair value of $5,255 to certain employees and directors of the Company. Such equity incentive awards consisted of restricted stock units subject to vesting representing 521,772 shares of common stock and stock bonus awards of 5,600 fully vested shares of common stock. Of the 521,772 restricted stock units, the shares of common stock underlying such awards are issuable upon vesting as follows: 189,652 during the year ended December 31, 2015, 169,727 during the year ended December 31, 2016 and the remaining 162,393 during the year ended December 31, 2017. Share based compensation expense was $437 for the three months ended March 31, 2016. There was no share based compensation expense during the three months ended March 31, 2015.

The restricted stock units generally vest over a period of one to three years based on continued service. In determining the fair value of restricted stock units on the grant date, the fair value is adjusted for (a) estimated forfeitures, (b) expected dividends based on historical patterns and the Company’s anticipated dividend payments over the expected holding period and (c) the risk-free interest rate based on U.S. Treasuries for a maturity matching the expected holding period. As of March 31, 2016, the expected remaining unrecognized share based compensation expense of $2,577 will be expensed over a weighted average period of 1.2 years.

A summary of equity incentive award activity for the periods indicated was as follows:

		Weighted
		Average
	Shares	Fair Value

Nonvested at December 31, 2015	325,905	$9.97
Granted	-	-
Vested	-	-
Forfeited	(2,908)	9.98
Nonvested at March 31, 2016	322,997	$9.97

NOTE 11— NET CAPITAL REQUIREMENTS

B. Riley & Co., LLC (“BRC”), a subsidiary of the Company, is a registered broker-dealer and, accordingly, is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) which requires BRC to maintain minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1.  As of March 31, 2016, BRC had net capital of $10,013 (an excess of $9,641).  BRC’s net capital ratio for March 31, 2016 was 0.26 to 1.

NOTE 12— RELATED PARTY TRANSACTIONS

On March 10, 2015, the Company borrowed $4,500 from RIP in accordance with the RIP Note. The borrowings were for short-term working capital needs and capital for other retail liquidation engagements. The principal amount of $4,500 for the RIP Note accrued interest at the rate of 10% per annum (or 15% in the event of a default under the RIP Note) and included a Success Fee as more fully described in Note 6. Riley Investment Management LLC, a wholly owned subsidiary of the Company, is the general partner of RIP. Bryant Riley, the Chief Executive Officer and Chairman of the Board of Directors of the Company, owns or controls approximately 45% of the equity interests of the RIP. In addition, Thomas Kelleher, the President and a director of the Company, and one other employee of the Company, own or control de minimis amounts of the equity interests of RIP. After considering the economic interests of Mr. Riley and Mr. Kelleher in the RIP Note and comparing the terms of the RIP Note to terms that may have been available from unaffiliated third parties, the disinterested members of our Board of Directors unanimously approved the issuance of the RIP Note. Interest expense on the RIP Note totaled $26 for the three months ended March 31, 2015. The RIP Note was repaid on May 4, 2015.

At March 31, 2016 and December 31, 2015, amounts due from related party of $437 and $409, respectively, represented amounts due from GACP I, L.P, of which Great American Capital Partners, LLC, a wholly owned subsidiary of the Company, is the general partner, for management fees and other operating expenses. At March 31, 2016, amounts due from related party also included $1,438 due from CA Global Partners, LLC (“CA Global”). At December 31, 2015, amounts due to related party of $166 represents amounts due to CA Global. CA Global is one of the members of Great American Global Partners, LLC.

NOTE 13— BUSINESS SEGMENTS

The Company’s business is classified by management into the Capital Markets segment, Auction and Liquidation segment, and Valuation and Appraisal segment.

The Company’s operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally. These reportable segments are all distinct businesses, each with a different marketing strategy and management structure. The Company has several operating subsidiaries through which it delivers specific services.

The Company provides investment banking, corporate finance, restructuring, research, wealth management, sales and trading services to corporate, institutional and high net worth clients in the Capital Markets segment.  The Company provides auction and liquidation services to help clients dispose of assets that include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property in the Auction and Liquidation segment. The Company provides valuation and appraisal services to clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs in the Valuation and Appraisal segment.

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended
	March 31,
	2016	2015
Capital markets reportable segment:
Revenues - Services and fees	$5,564	$9,208
Selling, general, and administrative expenses	(6,174)	(6,495)
Depreciation and amortization	(21)	(107)
Segment (loss) income	(631)	2,606
Auction and Liquidation reportable segment:
Revenues - Services and fees	6,907	5,122
Revenues - Sale of goods	2	4,447
Total revenues	6,909	9,569
Direct cost of services	(3,418)	(3,583)
Cost of goods sold	(2)	(890)
Selling, general, and administrative expenses	(1,225)	(1,965)
Depreciation and amortization	(41)	(9)
Segment income	2,223	3,122
Valuation and Appraisal reportable segment:
Revenues - Services and fees	7,473	7,254
Direct cost of services	(3,265)	(3,195)
Selling, general, and administrative expenses	(2,119)	(2,188)
Depreciation and amortization	(29)	(34)
Segment income	2,060	1,837
Consolidated operating income from reportable segments	3,652	7,565
Corporate and other expenses	(1,987)	(2,104)
Interest income	3	2
Interest expense	(132)	(252)
Income before income taxes	1,536	5,211
Provision for income taxes	(166)	(1,775)
Net income	1,370	3,436
Net income attributable to noncontrolling interests	1,122	754
Net income attributable to B. Riley Financial, Inc.	$248	$2,682

Capital expenditures:
Capital Markets segment	$16	$108
Auction and Liquidation segment	-	-
Valuation and Appraisal segment	2	7
Corporate and Other	-	14
Total	$18	$129

	As of	As of
	March 31,	December 31,
	2016	2015
Total assets:
Capital markets segment	$53,453	$54,882
Auction and Liquidation segment	26,027	45,892
Valuation and Appraisal segment	10,517	12,171
Corporate and other	36,150	19,475
Total	$126,147	$132,420

NOTE 14— SUBSEQUENT EVENTS

Acquisition of United Online, Inc.

On May 4, 2016, the Company entered into a definitive agreement and plan of merger to acquire United Online, Inc. (“United Online’), a leading provider of consumer services and products over the Internet, for $11.00 per share, or approximately $170,000 in aggregate merger consideration. The consideration represents approximately $48,000 in cash consideration from the Company after taking into account the projected United Online cash balance at closing.  The acquisition is anticipated to close in the third quarter of 2016, pending satisfaction of customary closing conditions, including a favorable vote by stockholders of United Online.

Public Offering of Common Stock

On May 10, 2016, the Company completed the public offering of 2,420,980 shares of common stock at a price to the public of $9.50 per share.  The proceeds from the offering were $22,999, before deducting underwriting commissions and other offering expenses.

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

Overview

B. Riley Financial, Inc. and its subsidiaries (NASDAQ: RILY) provide collaborative financial services and solutions through several subsidiaries, including:

•	B. Riley & Co., LLC (“BRC”), a mid-sized, full service investment bank providing financial advisory, corporate finance, research, and sales & trading services to corporate, institutional and high net worth individual clients;

•	B. Riley Capital Management, LLC, an Securities and Exchange Commission (“SEC”) registered investment advisor, which includes:

o	B. Riley Asset Management, an advisor to certain public and private funds and to institutional and high net worth investors;
o	B. Riley Wealth Management (formerly MK Capital Advisors), a multi-family office practice and wealth management firm focused on the needs of ultra-high net worth individuals and families; and
o	Great American Capital Partners, LLC (“GACP”), the general partner of a private fund, GACP I, L.P. a direct lending fund that provides senior secured loans and second lien secured loan facilities to middle market public and private U.S. companies.

•	Great American Group, LLC, a leading provider of asset disposition and auction solutions to a wide range of retail and industrial clients; and

•	Great American Group Advisory and Valuation Services, LLC, a leading provider of appraisal and valuation services for asset based lenders, private equity firms and corporate clients.

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

Recent Developments

In March 2016, we were engaged to liquidate the going-out-of-business sale of Hancock Fabrics, Inc. retail stores located throughout the United States. As part of the liquidation engagement we provided a minimum guarantee of amounts to be realized from the liquidation of inventory. In April 2016, we issued letters of credit totaling $10.8 million and borrowed $56.3 million under our asset based credit facility to fund a portion of our minimum guarantee in connection with this liquidation engagement. The liquidation sale of inventory started in April 2016 and is expected to be completed in June or July 2016.

On May 4, 2016, the Company entered into a definitive agreement and plan of merger to acquire United Online, Inc. (“UOL”), a leading provider of consumer services and products over the Internet, for $11.00 per share, or approximately $170.0 million in aggregate merger consideration. The consideration represents approximately $48.0 million in cash consideration from the Company after taking into account the projected UOL cash balance at closing.  The acquisition is anticipated to close in the third quarter of 2016, pending satisfaction of customary closing conditions, including a favorable vote by stockholders of UOL.

On May 10, 2016, the Company completed the public offering of 2,420,980 shares of common stock at a price to the public of $9.50 per share.  The proceeds from the offering were approximately $23.0 million before deducting underwriting commissions and other offering expenses.  Certain of the Company’s officers, directors and employees, including Bryant R. Riley, the Company’s Chairman and Chief Executive Officer, and certain of his affiliates, participated in this offering and purchased in the aggregate 371,513 of the shares sold in the offering.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, reserves for accounts receivable and slow moving goods held for sale or auction, the carrying value of goodwill and other intangible assets, fair value measurements, share based compensation and accounting for income tax valuation allowances can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended March 31, 2016.

Results of Operations

The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Condensed Consolidated Statements of Operations

(Dollars in thousands)

	Three Months March 31, 2016		Three Months March 31, 2015
	Amount	%	Amount	%
Revenues:
Services and fees	$19,944	100.0%	$21,584	82.9%
Sale of goods	2	0.0%	4,447	17.1%
Total revenues	19,946	100.0%	26,031	100.0%

Operating expenses:
Direct cost of services	6,683	33.5%	6,778	26.0%
Cost of goods sold	2	0.0%	890	3.4%
Selling, general and administrative expenses	11,596	58.1%	12,901	49.6%
Total operating expenses	18,281	91.6%	20,569	79.0%
Operating income	1,665	8.4%	5,462	21.0%
Other income (expense):
Interest income	3	0.0%	2	0.0%
Interest expense	(132)	-0.7%	(253)	-1.0%
Income before income taxes	1,536	7.7%	5,211	20.0%
Provision for income taxes	(166)	-0.8%	(1,775)	-6.8%
Net income	1,370	6.9%	3,436	13.2%
Net income attributable to noncontrolling interests	1,122	5.7%	754	2.9%
Net income attributable to B. Riley Financial, Inc.	$248	1.2%	$2,682	10.3%

Revenues.

The table below and the discussion that follows are based on how we analyze our business.

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015		Change
	Amount	%	Amount	%	Amount	%

Revenues - Serivces and Fees:
Capital Markets segment	$5,564	27.9%	$9,208	35.4%	$(3,644)	-39.6%
Auction and Liquidation segment	6,907	34.6%	5,122	19.6%	1,785	34.8%
Valuation and Appraisal segment	7,473	37.5%	7,254	27.9%	219	3.0%
Subtotal	19,944	100.0%	21,584	82.9%	(1,640)	-7.6%

Revenues - Sale of goods
Auction and Liquidation	2	0.0%	4,447	17.1%	(4,445)	n/m

Total revenues	$19,946	100.0%	$26,031	100.0%	$(6,085)	-23.4%

n/m - Not applicable or not meaningful.

Total revenues decreased $6.1 million, to $19.9 million during the three months ended March 31, 2016 from $26.0 million during the three months ended March 31, 2015. The decrease in revenues during the three months ended March 31, 2016 was primarily due to a decrease in revenues from services and fees of $1.6 million and a decrease in revenues from the sale of goods of $4.5 million. The decrease in revenues from services and fees of $1.6 million in 2016 was primarily due to a decrease in revenues of $3.6 million in the capital markets segment, offset by an increase in revenues of $1.8 million in the auction and liquidation segment and $0.2 million in the valuation and appraisal segment. The decrease in revenues from sale of goods of $4.5 million is primarily due to sale of retail goods that we acquired title to in March 2015 from the bankruptcy trustee of Schoenenreus. In 2015, we acquired title to the retail goods of Schoenenreus, a retailer of men’s, women’s and children’s shoes, clothing and accessories that operated 121 retail locations throughout the Netherlands and sold all such retail goods in the months of March and April 2015.

Revenues from services and fees in the capital markets segment decreased $3.6 million, to $5.6 million during the three months ended March 31, 2016 from $9.2 million during the three months ended March 31, 2015. The decrease in revenues was primarily due to a decrease in revenues of $5.2 million from investment banking fees, offset by an increase in revenues of $1.0 million from trading income and $0.6 million from commissions, fees and other income primarily earned from research, sales and trading, and wealth management services. The decrease in revenues from investment banking fees in 2016 was primarily due to a decrease the number of investment banking transactions where we acted as an advisor.

Revenues from services and fees in the auction and liquidation segment increased $1.8 million, to $6.9 million during the three months ended March 31, 2016 from $5.1 million during the three months ended March 31, 2015. The increase in revenues of $1.8 million was primarily due to an increase in revenues of $2.5 million from services and fees in our wholesale and industrial auction division, offset by a decrease in revenues of $0.7 million from services and fees from retail liquidation engagements. The increase in revenues from services and fees in our wholesale and industrial division was primarily due to the impact from fees we generated from a large auction of energy equipment in the first quarter of 2016 as compared to the same period in 2015. The decrease in revenues from services and fees from retail liquidation engagements was primarily due to a decrease in the number and size of fee and commission type retail liquidation engagements in 2016 as compared to the same period in 2015.

Revenues from services and fees in the valuation and appraisal segment increased $0.2 million, to $7.5 million during the three months ended March 31, 2016 from $7.3 million during the three months ended March 31, 2015. The increase in revenues was primarily due to increases of (a) $0.4 million related to appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors and (b) $0.1 million related to appraisal engagements where we perform valuations of intellectual property and business valuations, offset by a decrease in revenues of $0.2 million for appraisals of machinery and equipment.

Operating Expenses

Direct Cost of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Auction and	Valuation and		Auction and	Valuation and
	Liquidation	Appraisal		Liquidation	Appraisal
	Segment	Segment	Total	Segment	Segment	Total

Revenues - Services and fees	$6,907	$7,473		$5,122	$7,254
Direct cost of services	3,418	3,265	$6,683	3,583	3,195	$6,778

Gross margin on services and fees	$3,489	$4,208		$1,539	$4,059

Gross margin percentage	50.5%	56.3%		30.0%	56.0%

Total direct cost of services decreased $0.1 million, to $6.7 million during the three months ended March 31, 2016 from $6.8 million during the three months ended March 31, 2015. Direct cost of services in the auction and liquidation segment decreased $0.2 million, to $3.4 million during the three months ended March 31, 2016 from $3.6 million during the three months ended March 31, 2015. The decrease in expenses was primarily due to a decrease in the number of fee and commission type engagements in 2016 where we contractually bill fees, commissions and reimbursable expenses as compared to the same period in 2015. Direct cost of services in the valuation and appraisal segment increased $0.1 million, to $3.3 million during the three months ended March 31, 2016 from $3.2 million during the three months ended March 31, 2015. The increase in direct costs of services in the valuation and appraisal segment was primarily due to an increase in payroll and related costs due to an increase in headcount in 2016 as compared to the same period in 2015.

Gross margin in the auction and liquidation segment for services and fees increased to 50.5% of revenues during the three months ended March 31, 2016, as compared to 30.0% of revenues during the three months ended March 31, 2015. The increase in the gross margin during the three months ended March 31, 2016 was primarily due to a change in the mix of fee type engagements and the impact from revenues earned from the wholesale auction and liquidation engagement of energy equipment discussed above as compared to the same period in 2015.

Gross margin in the valuation and appraisal segment for services and fees increased to 56.3% of revenues during the three months ended March 31, 2016, as compared to 56.0% of revenues during the three months ended March 31, 2015. The increase in the gross margin is primarily to due to the increased productivity we experienced during the three months ended March 31, 2016 from the increase in business and revenues from the appraisals for the monitoring of collateral for financial institutions, lenders, and private equity investors as compared to the same period in 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended March 31, 2016 and 2015 were comprised of the following:

Selling, General and Administrative Expenses

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015		Change
	Amount	%	Amount	%	Amount	%

Capital Markets segment	$6,195	53.5%	$6,602	51.2%	$(407)	-6.2%
Auction and Liquidation segment	1,266	10.9%	1,974	15.3%	(708)	-35.9%
Valuation and Appraisal segment	2,148	18.5%	2,222	17.2%	(74)	-3.3%
Corporate and Other segment	1,987	17.1%	2,103	16.3%	(116)	-5.5%
Total selling, general & administrative expenses	$11,596	100.0%	$12,901	100.0%	$(1,305)	-10.1%

Total selling, general and administrative expenses decreased $1.3 million, or 10.1%, to $11.6 million during the three months ended March 31, 2016 from $12.9 million for the three months ended March 31, 2015. The decrease was primarily due to a decrease in selling, general and administrative expenses of (a) $0.4 million in the capital markets segment, (b) $0.7 million in the auction and liquidation segment, (c) $0.1 million in the valuation and appraisal segment, and (d) $0.1 million in corporate and other.

Selling, general and administrative expenses in the capital markets segment decreased $0.4 million, or 6.3%, to $6.2 million during the three months ended March 31, 2016 from $6.6 million for the three months ended March 31, 2015. The decrease in operating expenses of $0.4 million was primarily due to a decrease in incentive compensation as a result of the decrease in revenues from investment banking fees in 2016 as compared to the same period in 2015 discussed above.

Selling, general and administrative expenses in the auction and liquidation segment decreased $0.7 million, or 35.9%, to $1.3 million during the three months ended March 31, 2016 from $2.0 million for the three months ended March 31, 2015. The decrease was primarily due to a decrease in consulting and professional fees of $0.7 million during the three months ended March 31, 2016 as compared to the same period in 2015.

Selling, general and administrative expenses in the valuation and appraisal segment decreased $0.1 million, or 3.3%, to $2.1 million during the three months ended March 31, 2016 from $2.2 million for the three months ended March 31, 2015. The decrease in operating expenses of $0.1 million was primarily due to a decrease in payroll and related expenses in 2016 as compared to the same period in 2015.

Selling, general and administrative expenses for corporate and other decreased $0.1 million, or 5.5%, to $2.0 million during the three months ended March 31, 2016 from $2.1 million for the three months ended March 31, 2015. The decrease was primarily due to a decrease in payroll and related expenses in 2016 as compared to the same period in 2015.

Other Income (Expense). Other income includes interest income that was less than $0.1 million during each of the three month periods ended March 31, 2016 and 2015. Other expense also includes interest expense which decreased $0.1 million, to $0.1 million during the three months ended March 31, 2016 from $0.2 million for the three months ended March 31, 2015. The decrease in interest expense in 2016 was primarily due to a decrease in interest expense we incurred on our asset based credit facility since we had no borrowings outstanding during the three months ended March 31, 2016.

Income Before Income Taxes. Income before income taxes decreased $3.7 million, to $1.5 million during the three months ended March 31, 2016 from $5.2 million during the three months ended March 31, 2015. The decrease in income before income taxes was primarily due to a decrease in operating income of (a) $3.2 million in our capital markets segment, (b) $0.6 million in our auction and liquidation segment, and (c) an increase in corporate overhead of $0.2 million, offset by an increase in operating income of $0.2 million in our valuation and appraisal segment.

Provision For Income Taxes. Provision for income taxes decreased $1.6 million, to $0.2 million during the three months ended March 31, 2016 from $1.8 million during the three months ended March 31, 2015. The effective income tax rate was 10.8% during the three months ended March 31, 2016 and 34.1% for the three months ended March 31, 2015. The decrease in the effective income tax rate for the three month period ended March 31, 2016 was primarily impacted by the tax differential on net income attributable to noncontrolling interests.

Net Income Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interests represents the proportionate share of net income generated by Great American Global Partners, LLC, in which the Company has a 50% membership interest, that we do not own. The net income attributable to noncontrolling interests was $1.1 million during the three months ended March 31, 2016 compared to net income attributable to noncontrolling interests of $0.8 million during the three months ended March 31, 2015.

Net Income Attributable to the Company. Net income attributable to the Company for the three months ended March 31, 2016 was $0.2 million, a decrease of $2.5 million, from net income attributable to the Company of $2.7 million for the three months ended March 31, 2015. The decrease in net income during the three months ended March 31, 2016 as compared to the same period in 2015 was primarily due to the decrease in operating income in the capital markets segment and the auction and liquidation segment as discussed above.

Liquidity and Capital Resources

Our operations are funded through a combination of existing cash on hand, cash generated from operations, proceeds from the private placement of common stock, borrowings under our asset based credit facility and special purposes financing arrangements.  During the three months ended March 31, 2016 we generated net income of $0.2 and during the year ended December 31, 2015 we generated net income of $11.8 million. Our cash flows and profitability are impacted by the number and size of retail liquidation and capital markets engagements performed on a quarterly and annual basis.

As of March 31, 2016, we had $26.8 million of unrestricted cash, $0.1 million of restricted cash, net investments in securities of $24.7 million, and no borrowings outstanding under our credit facilities. We believe that our current cash and cash equivalents, funds available under our asset based credit facility and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and execute on our business plan.

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

Cash Flow Summary

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in thousands)
Net cash provided by (used in):
Operating activities	$(1,045)	$17,342
Investing activities	(19)	(20,573)
Financing activities	(2,187)	(8,009)
Effect of foreign currecy on cash	25	(29)
Net decrease in cash and cash equivalents	$(3,226)	$(11,269)

Cash used in operating activities was $1.0 million for the three months ended March 31, 2016 compared to cash provided by operating activities of $17.3 million for the three months ended March 31, 2015. Cash used in operating activities for the three months ended March 31, 2016 includes net income of $1.4 million adjusted for noncash items and changes in operating assets and liabilities. The decrease in cash used in operating activities of $18.3 million was primarily due to (a) a decrease in net income to $1.4 million during the three months ended March 31, 2016, compared to net income of $3.4 million during the comparable period in 2015, (b) a decrease in non-cash charges and other items of $1.0 million, and (c) changes in operating assets and liabilities that generated a decrease of $15.1 million in cash flows from operations during the three months ended March 31, 2016 as compared to the same period in 2015.

Cash provided by investing activities was less than $0.1 million for the three months ended March 31, 2016 compared to cash used by investing activities of $20.1 million for the three months ended March 31, 2015. During the three months ended March 31, 2015, cash used in investing activities was primarily comprised of (a) $2.5 million of cash used in connection with the acquisition of MK Capital Advisors, LLC (“MK Capital”), a wealth management business with operations primarily in New York, in February 2015, (b) an increase in restricted cash of $18.0 million, which was primarily the result of the use of cash to collateralize letters of credit that were required in accordance with the terms of certain retail liquidation engagements that we were contracted to provide services for in the first quarter of 2015 and (c) $0.1 million of cash used to purchase property and equipment.

Cash used in financing activities was $2.2 million during the three months ended March 31, 2016 compared to $8.0 million during the three months ended March 31, 2016. During the three months ended March 31, 2016, cash used in financing activities primarily consisted of (a) a $1.3 million payment of contingent consideration in connection with the acquisition of MK Capital, (b) $0.3 million used to repay a revolving line of credit, and (c) $0.7 million of distributions to noncontrolling interests. During the three months ended March 31, 2015, cash used in financing activities consisted of $14.0 million used to repay a portion of the balance outstanding on our asset based credit facility and $0.3 million of distributions to noncontrolling interests, offset by proceeds from borrowings of $1.8 million under our asset based credit facility and proceeds of $4.5 million from borrowings from the note payable – related party.

Contingent Consideration

In connection with the acquisition of MK Capital on February 2, 2015 for a total purchase price of $9.4 million, at closing $2.5 million of the purchase price was paid in cash and 333,333 newly issued shares of the Company’s common stock with a fair value of $2.7 million were issued to the former members of MK Capital. The purchase agreement also requires the payment of contingent consideration in the form of future cash payments with a fair value of $2.2 million and the issuance of shares of common stock with a fair value of $2.0 million. The contingent cash consideration of $2.2 million payable to the former members of MK Capital represents the fair value of the contingent cash consideration of $1.25 million due on the first anniversary date of the closing (February 2, 2016) and a final cash payment of $1.25 million due on the second anniversary date of the closing (February 2, 2017), with imputed interest expense calculated at 8% per annum. The contingent stock consideration of $2.0 million is comprised of the issuance of 166,667 shares of common stock on the first anniversary date of the closing (February 2, 2016) and 166,666 shares of common stock on the second anniversary date of the closing (February 2, 2017). The contingent cash and stock consideration is payable on the first and second anniversary dates of the closing provided that MK Capital generates a minimum amount of gross revenues as defined in the purchase agreement for the twelve months following the first and second anniversary dates of the closing. MK Capital achieved the minimum amount of revenues for the first anniversary period and the contingent cash consideration for such first anniversary period of $1.25 million was paid and contingent stock consideration for such first anniversary period of 166,667 common shares was issued to the former members of MK Capital on February 2, 2016.

Credit Agreements

From time to time, we utilize our asset based credit facility with Wells Fargo Bank, National Association to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. Subject to certain limitations and offsets, we are permitted to borrow up to $100.0 million under the credit facility, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect), and the maturity date has been extended from July 16, 2013 to July 15, 2018. Borrowings under the credit facility are only made at the discretion of the lender and are generally required to be repaid within 180 days. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. On March 19, 2014, the Company entered into a separate credit agreement (a “UK Credit Agreement”) with an affiliate of Wells Fargo Bank, National Association which provides for the financing of transactions in the United Kingdom. The facility allows the Company to borrow up to 50 million British Pounds. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $100.0 million credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the credit agreement governing the credit facility. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. The credit facility also provides for success fees in the amount of 5% to 20% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related credit agreement. We typically seek borrowings on an engagement-by-engagement basis. The credit agreement governing the credit facility contains certain covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. At March 31, 2016 and December 31, 2015, there were no borrowings or letters of credits outstanding under the credit facility.

Accounts Receivable Line of Credit

On May 17, 2011, one of our majority owned subsidiaries entered into an Accounts Receivable Line of Credit with a finance company. Proceeds from the Accounts Receivable Line of Credit were used to pay off borrowings under the factoring agreement.  The Accounts Receivable Line of Credit was collateralized by the accounts receivable of our majority owned subsidiary and allowed for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the loan and security agreement governing the Accounts Receivable Line of Credit, with maximum borrowings not to exceed $2.0 million. The interest rate under the Accounts Receivable Line of Credit was the prime rate plus 2%, payable monthly in arrears. The Accounts Receivable Line of Credit was amended effective February 3, 2012 and the maximum borrowings allowed increased from $2.0 million to $3.0 million. In connection with the Accounts Receivable Line of Credit, Great American Group, LLC entered into a limited continuing guaranty of our majority owned subsidiary’s obligations under the Accounts Receivable Line of Credit. Borrowings outstanding under the Accounts Receivable Line of Credit were $0.3 million at December 31, 2015. On December 7, 2015, the Company notified the finance company to terminate the Accounts Receivable Line of Credit, all outstanding amounts under the Accounts Receivable Line of Credit were repaid on January 27, 2016 and the Accounts Receivable Line of Credit was terminated upon maturity on February 3, 2016.

Other Borrowings

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of our fiscal quarter ended March 31, 2016. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

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

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 28, 2016. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2015 could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. There were no material changes to the risk factors during the three months ended March 31, 2016, compared to the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2015, other than with respect to the risk factors described below.

Risks Related to the Proposed Acquisition of United Online, Inc. (“UOL”)

The proposed acquisition of UOL may not be completed within the expected timeframe, or at all, and the failure to complete such acquisition could adversely affect our stock price and our future business and financial results.

On May 4, 2016, we entered into a merger agreement with UOL. The merger agreement is subject to numerous closing conditions beyond our control, and there is no guarantee that these conditions will be satisfied in a timely manner or at all. If any of the conditions to the proposed acquisition are not satisfied (or waived by the other party), we may not complete the acquisition or realize the anticipated benefits thereof. Disputes regarding interpretations of the merger agreement could also delay or prevent the closing. In addition, the market price of our common stock may reflect various market assumptions as to whether and when the proposed acquisition will occur. Consequently, the failure to complete the acquisition within the expected timeframe, or at all, could result in a significant change in the market price of our common stock and could adversely affect our future business and financial results.

We may experience difficulties in realizing the expected benefits of the proposed acquisition.

Our ability to achieve the benefits we anticipate from the proposed acquisition will depend in large part upon whether we are able to achieve expected cost savings, manage UOL’s business and execute our strategy in an efficient and effective manner. Because our business and the business of UOL differ, we may not be able to manage UOL’s business smoothly or successfully and the process of achieving expected cost savings may take longer than expected. If we are unable to successfully manage the operations of UOL’s business, we may be unable to realize the cost savings and other anticipated benefits we expect to achieve as a result of the proposed acquisition. As a result, our business and results of operations could be adversely affected and the market price of our common stock could be negatively impacted.

The announcement and pendency of the proposed acquisition may cause disruptions in UOL’s business, which could have an adverse effect on our business, financial condition or results of operations following completion of the acquisition.

The announcement and pendency of the proposed acquisition could cause disruptions in the business of UOL. Specifically:

•	current and prospective employees of UOL may experience uncertainty about their future roles with B. Riley, which might adversely affect the ability of UOL to retain key personnel and attract new personnel;

•	current and prospective customers of UOL may experience uncertainty about the ability of UOL to meet their needs, which might cause customers to seek other suppliers for the products and services provided by UOL; and

•	management’s attention may be focused on the acquisition, which may divert management’s attention from the core business of UOL and other opportunities that could have been beneficial to UOL.

This could have an adverse effect on the business, financial condition or results of operations of UOL prior to the completion of the acquisition and on us following the completion of the acquisition. These disruptions to UOL’s business could be exacerbated by a delay in the completion of the acquisition.

UOL may have liabilities that are not known, probable or estimable at this time.

As a result of the acquisition, UOL will become our subsidiary. There could be unasserted claims or assessments that we failed or were unable to discover or identify in the course of performing due diligence investigations of UOL. In addition, there may be liabilities that are neither probable nor estimable at this time which may become probable and estimable in the future. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business and our prospects. We may learn additional information about UOL that adversely affects us, such as unknown, unasserted or contingent liabilities and issues relating to compliance with applicable laws.

We expect to incur additional indebtedness to complete the proposed acquisition of UOL, which may have a material adverse effect on our financial condition, results of operations and our ability to make distributions to our stockholders.

We expect to use the net proceeds from the public offering of our common stock on May 10, 2016, together with the proceeds from an anticipated senior secured credit facility collateralized by all of the assets of UOL and/or cash on hand to fund, in part, the payment of the per share merger consideration in connection with the acquisition of UOL and to pay related fees and expenses. Our obligation to consummate the transaction is not conditioned on the availability or existence of such debt financing. The incurrence of indebtedness to fund the payment of a portion of the per share merger consideration may have a material adverse effect on our financial condition, results of operations and our ability to make distributions to our stockholders

Our debt service obligations may adversely affect our cash flow.

We expect to secure debt financing in connection with the proposed acquisition. Such indebtedness would increase the risk that we may default on our debt obligations. We may not be able to generate sufficient cash flow to pay the interest on our debt, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt. If we are unable to generate sufficient cash flow to pay the interest on our debt, we may have to delay or curtail our operations.

Our ability to generate cash flows from operations and to make scheduled payments on our indebtedness will depend on our future financial performance. Our future financial performance will be affected by a range of economic, competitive and business factors that we cannot control. A significant reduction in operating cash flows resulting from changes in economic conditions, increased competition or other events beyond our control could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, financial condition, results of operations, prospects and our ability to service our debt and other obligations. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as reducing capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. These alternative strategies may not be affected on satisfactory terms, if at all, and they may not yield sufficient funds to make required payments on our indebtedness.

If, for any reason, we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which would allow our creditors at that time to declare certain outstanding indebtedness to be due and payable, which would in turn trigger cross acceleration or cross default rights between the relevant agreements. In addition, our lenders could compel us to apply all of our available cash to repay our borrowings or they could prevent us from making payments on our indebtedness. If the amounts outstanding under any of our indebtedness were to be accelerated, our assets may not be sufficient to repay in full the money owed to the lenders or to our other debt holders.

Our stock price may be adversely affected if the Merger is not completed.

If the Merger is not completed, the price of our common stock may decline to the extent that the current market prices of our common stock reflect a market assumption that the Merger will be completed.

If we acquire businesses or technologies or pursue other strategic transactions in the future, these transactions could disrupt our business and harm our operating results and financial condition.

We will evaluate opportunities to acquire businesses or technologies or pursue other strategic transactions. Acquisitions and other strategic transactions entail a number of risks that could adversely affect our business and operating results, including, among others:

•	difficulties in integrating the operations, technologies or products of acquired companies or working with third parties with which we may partner on strategic relationships;

•	the diversion of management’s time and attention from the normal daily operations of the business;

•	insufficient increases in net sales to offset increased expenses associated with such acquisitions or strategic transactions;

•	difficulties in retaining business relationships with suppliers and customers;

•	over-estimation of potential synergies or a delay in realizing those synergies;

•	entering markets in which we have no or limited experience and in which competitors have stronger market positions; and

•	the potential loss of key employees of our or any acquired companies.

Future acquisitions or other strategic transactions also could cause us to incur debt or be subject to contingent liabilities. In addition, acquisitions or other strategic transactions could cause us to issue equity or debt securities that could dilute the ownership interests of our existing stockholders or increase our leverage relative to our earnings or to our equity capitalization. Furthermore, acquisitions or other strategic transactions may result in material charges or adverse tax consequences, substantial depreciation, deferred compensation charges, the amortization of amounts related to deferred stock-based compensation expense and identifiable purchased intangible assets or impairment of goodwill, any or all of which could negatively affect our results of operations.

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

B. Riley Financial, Inc.

Date: May 16, 2016	By:	/s/ PHILLIP J. AHN
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