Form 10-Q
period 2016-06-30
B. Riley Financial, Inc.
filed 2016-08-05
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 3, 2016, there were 19,043,072 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

B. Riley Financial, Inc.

Quarterly Report on Form 10-Q

For The Quarter Ended June 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,123	$30,012
Restricted cash	12,108	51
Securities owned, at fair value	24,644	25,543
Accounts receivable, net	7,997	9,472
Due from related parties	2,255	409
Advances against customer contracts	5,609	5,013
Goods held for sale or auction	36	37
Prepaid expenses and other current assets	8,507	2,415
Total current assets	109,279	72,952
Property and equipment, net	475	592
Goodwill	34,528	34,528
Other intangible assets, net	4,545	4,768
Deferred income taxes	18,722	18,992
Other assets	1,989	588
Total assets	$169,538	$132,420
Liabilities and Equity
Current liabilities:
Accounts payable	$1,084	$1,123
Accrued payroll and related expenses	3,084	7,178
Accrued value added tax	34	1,785
Accrued expenses and other liabilities	5,335	5,806
Auction and liquidation proceeds payable	15,959	672
Due to related parties	—	166
Securities sold not yet purchased	5,932	713
Mandatorily redeemable noncontrolling interests	2,512	2,994
Revolving credit facilities	—	272
Contingent consideration- current portion	1,196	1,241
Total current liabilities	35,136	21,950
Contingent consideration, net of current portion	—	1,150
Total liabilities	35,136	23,100
Commitments and contingencies
B. Riley Financial, Inc. stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 40,000,000 shares authorized; 19,043,072 and 16,448,119 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	140,555	116,799
Retained earnings (deficit)	(6,158)	(6,305)
Accumulated other comprehensive loss	(1,075)	(1,058)
Total B. Riley Financial, Inc. stockholders' equity	133,324	109,438
Noncontrolling interests	1,078	(118)
Total equity	134,402	109,320
Total liabilities and equity	$169,538	$132,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues:
Services and fees	$20,261	$39,442	$40,205	$61,026
Sale of goods	—	6,019	2	10,466
Total revenues	20,261	45,461	40,207	71,492
Operating expenses:
Direct cost of services	5,560	8,539	12,243	15,317
Cost of goods sold	—	2,181	2	3,071
Selling, general and administrative expenses (including transaction costs of $905 and $922 for the three and six months ended June 30, 2016, respectively)	14,521	20,072	26,117	32,973
Total operating expenses	20,081	30,792	38,362	51,361
Operating income	180	14,669	1,845	20,131
Other income (expense):
Interest income	3	3	6	5
Interest expense	(275)	(418)	(407)	(671)
(Loss) income before income taxes	(92)	14,254	1,444	19,465
Benefit (provision) for income taxes	65	(5,685)	(101)	(7,460)
Net (loss) income	(27)	8,569	1,343	12,005
Net income (loss) attributable to noncontrolling interests	74	(95)	1,196	659
Net (loss) income attributable to B. Riley Financial, Inc.	$(101)	$8,664	$147	$11,346

Basic (loss) income per share	$(0.01)	$0.53	$0.01	$0.70
Diluted (loss) income per share	$(0.01)	$0.53	$0.01	$0.70

Weighted average basic shares outstanding	17,935,254	16,237,860	17,212,716	16,177,824
Weighted average diluted shares outstanding	17,935,254	16,310,829	17,547,073	16,236,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net (loss) income	$(27)	$8,569	$1,343	$12,005
Other comprehensive (loss) income:
Change in cumulative translation adjustment	(82)	71	(17)	(8)
Other comprehensive (loss) income, net of tax	(82)	71	(17)	(8)
Total comprehensive (loss) income	(109)	8,640	1,326	11,997
Comprehensive income (loss) attributable to noncontrolling interests	74	(95)	1,196	659
Comprehensive (loss) income attributable to B. Riley Financial, Inc.	$(183)	$8,735	$130	$11,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

(Dollars in thousands)

							Accumulated
					Additional	Retained	Other
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Interests	Equity

Balance, January 1, 2015	—	$—	15,968,607	$2	$110,598	$(12,891)	$(648)	$18	$97,079
Issuance of common stock for acquisition of MK Capital, LLC and contigent equity consideration on February 2, 2015			333,333	—	4,657				4,657
Issuance of common stock			3,296	—	35				35
Share based payments					381				381
Dividends paid						(978)			(978)
Net income for the six months ended June 30, 2015						11,346		659	12,005
Foreign currency translation adjustment							(8)		(8)
Balance, June 30, 2015	—	$—	16,305,236	$2	$115,671	$(2,523)	$(656)	$677	$113,171

Balance, January 1, 2016	—	$—	16,448,119	$2	$116,799	$(6,305)	$(1,058)	$(118)	$109,320
Issuance of common stock for acquisition of MK Capital, LLC - contigent equity consideration on February 2, 2016			166,667	—					-
Vesting of restricted stock			7,306	—					-
Offering of common stock, net of offering expenses			2,420,980		22,759				22,759
Share based payments					997				997
Net income for the six months ended June 30, 2016						147		1,196	1,343
Foreign currency translation adjustment							(17)		(17)
Balance, June 30, 2016	—	$—	19,043,072	$2	$140,555	$(6,158)	$(1,075)	$1,078	$134,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$1,343	$12,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	399	421
Provision for credit losses	(3)	255
Share based compensation	997	416
Effect of foreign currency on operations	–	5
Non-cash interest	54	73
Deferred income taxes	271	5,499
Income allocated to mandatorily redeemable noncontrolling interests and redeemable noncontrolling interests	960	1,116
Change in operating assets and liabilities:
Accounts receivable and advances against customer contracts	1,087	(439)
Securities owned	899	4,273
Goods held for sale or auction	1	52
Prepaid expenses and other assets	(7,646)	(1,414)
Accounts payable and accrued expenses	(5,998)	9,218
Due from related party	(1,935)	(1,310)
Securities sold, not yet purchased	5,219	7,311
Auction and liquidation proceeds payable	14,667	(665)
Net cash provided by operating activities	10,315	36,816
Cash flows from investing activities:
Acquisition of MK Capital, net of cash acquired $45	–	(2,451)
Purchases of property and equipment	(58)	(171)
Proceeds from sale of property and equipment	–	4
Increase in restricted cash	(12,026)	7,155
Net cash (used in) provided by investing activities	(12,084)	4,537
Cash flows from financing activities:
Repayment of asset based credit facility	–	(18,506)
Proceeds from (repayment of) revolving line of credit	(272)	71
Proceeds from note payable - related party	–	4,500
Repayment of from note payable - related party	–	(4,500)
Payment of contingent consideration	(1,250)	–
Proceeds from issuance of common stock	22,999	–
Offerring costs from issuance of common stock	(240)
Dividends paid	–	(978)
Distribution to noncontrolling interests	(1,441)	(1,421)
Net cash provided by (used in) financing activities	19,796	(20,834)
Increase in cash and cash equivalents	18,027	20,519
Effect of foreign currency on cash	84	9
Net increase in cash and cash equivalents	18,111	20,528
Cash and cash equivalents, beginning of period	30,012	21,600
Cash and cash equivalents, end of period	$48,123	$42,128
Supplemental disclosures:
Interest paid	$252	$413
Taxes paid	$409	$695

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

Public Offering of Common Stock

On May 10, 2016, the Company completed the public offering of 2,420,980 shares of common stock at a price to the public of $9.50 per share.  The net proceeds from the offering were $22,759 after deducting underwriting commissions and other offering expenses.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of B. Riley Financial, Inc. and its wholly-owned and majority-owned subsidiaries. The condensed consolidated financial statements also include the accounts of Great American Global Partners, LLC which is controlled by the Company as a result of its ownership of a 50% member interest, appointment of two of the three executive officers and significant influence over the funding of operations. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 28, 2016. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

(b)	Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expense during the reporting period. Estimates are used when accounting for certain items such as valuation of securities, reserves for accounts receivable and slow moving goods held for sale or auction, the carrying value of intangible assets and goodwill, the fair value of mandatorily redeemable noncontrolling interests, fair value of share based arrangements, fair value of contingent consideration in business combination’s and accounting for income tax valuation allowances. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

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

 Commission and fees earned on the sale of goods at auction and liquidation sales are recognized when evidence of an arrangement exists, the sales price has been determined, title has passed to the buyer and the buyer has assumed the risks of ownership, and collection is reasonably assured. The commission and fees earned for these services are included in revenues in the accompanying consolidated statements of operations. Under these types of arrangements, revenues also include contractual reimbursable costs which totaled $1,825 and $2,041 for the three months ended June 30, 2016 and 2015, respectively, and $4,843 and $3,989 for the six months ended June 30, 2016 and 2015, respectively.

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

Revenues in the Valuation and Appraisal segment are primarily comprised of fees for valuation and appraisal services. Revenues are recognized upon the delivery of the completed services to the related customers and collection of the fee is reasonably assured. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs which totaled $707 and $753 for the three months ended June 30, 2016 and 2015, respectively, and $1,386 and $1,422 for the six months ended June 30, 2016 and 2015, respectively.

In the normal course of business, the Company will enter into collaborative arrangements with other merchandise liquidators to collaboratively execute auction and liquidation contracts. The Company’s collaborative arrangements specifically include contractual agreements with other liquidation agents in which the Company and such other liquidation agents actively participate in the performance of the liquidation services and are exposed to the risks and rewards of the liquidation engagement. The Company’s participation in collaborative arrangements including its rights and obligations under each collaborative arrangement can vary. Revenues from collaborative arrangements are recorded net based on the proceeds received from the liquidation engagement. Amounts paid to participants in the collaborative arrangements are reported separately as direct costs of revenues. Revenue from collaborative arrangements in which the Company is not the majority participant is recorded net based on the Company’s share of proceeds received. There were $12,508 of revenues and $1,099 of direct cost of services subject to collaborative arrangements during the three months ended June 30, 2015 and there were $14,009 of revenues and $1,293 of direct cost of services subject to collaborative arrangements during the six months ended June 30, 2015. There were no revenues and direct cost of services subject to collaborative arrangements during the three and six months ended June 30, 2016.

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

Revenues in the Capital Markets, Auction and Liquidation, and Valuation and Appraisal segment are primarily generated in the United States, Canada and Europe. The Company’s activities in the Auction and Liquidation segment are executed frequently with, and on behalf of, distressed customers and secured creditors. Concentrations of credit risk can be affected by changes in economic, industry, or geographical factors. The Company seeks to control its credit risk and potential risk concentration through risk management activities that limit the Company’s exposure to losses on any one specific liquidation services contract or concentration within any one specific industry. To mitigate the exposure to losses on any one specific liquidation services contract, the Company sometimes conducts operations with third parties through collaborative arrangements.

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

As of June 30, 2016, restricted cash included $11,648 of cash collateral for letters of credit, $410 of cash collateral for foreign exchange contracts and $50 cash segregated in a special reserve bank account for the benefit of customers related to our broker dealer subsidiary. As of December 31, 2015, restricted cash included $51 of cash segregated in a special reserve bank account for the benefit of customers related to our broker dealer subsidiary.

(j)	Accounts Receivable

Accounts receivable represents amounts due from the Company’s auction and liquidation, valuation and appraisal, and capital markets customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. Bad debt expense and changes in the allowance for doubtful accounts for the three and six months ended June 30, 2016 and 2015 are included in Note 3.

(k)	Advances Against Customer Contracts

Advances against customer contracts represent advances of contractually reimbursable expenses incurred prior to, and during the term of the auction and liquidation services contract. These advances are charged to expense in the period that revenue is recognized under the contract.

(l)	Goods Held for Sale or Auction

Goods held for sale or auction are stated at the lower of cost, determined by the specific-identification method, or market. At June 30, 2016 and December 31, 2015, goods held for sale or auction includes aircraft parts and other with a carrying value of $36 and $37 which includes a lower of cost or market adjustment of $1,331 and $1,330, respectively.

(m)	Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation and amortization expense was $84 and $110 for the three months ended June 30, 2016 and 2015, respectively, and $175 and $213 for the six months ended June 30, 2016 and 2015, respectively.

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

As of June 30, 2016 and December 31, 2015, the Company’s securities owned and securities sold not yet purchased at fair value consisted of the following securities:

	June 30,	December 31,
	2016	2015
Securities owned
Common stocks	$19,538	$17,586
Corporate bonds	1,938	941
Partnership interests	3,168	7,016
	$24,644	$25,543

Securities sold not yet purchased
Common stocks	$5,188	$-
Corporate bonds	744	713

	$5,932	$713

(o)	Fair Value Measurements

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

The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.

	Financial Assets and Liabilities Measured at Fair Value
	on a Recurring Basis at June 30, 2016, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	June 30,	identical assets	inputs	inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities owned
Common stocks	$19,538	$19,295	$-	$243
Corporate bonds	1,938	-	1,369	569
Partnership interests	3,168	-	861	2,307
Total assets measured at fair value	$24,644	$19,295	$2,230	$3,119

Liabilities:
Securities sold not yet purchased
Common stocks	$5,188	$5,188	$-	$-
Corporate bonds	744	-	744	-

Mandatorily redeemable noncontrolling interests issued after November 5, 2003	2,111	-	-	2,111

Contingent consideration	1,196	-	-	1,196
Total liabilities measured at fair value	$9,239	$5,188	$744	$3,307

	Financial Assets and Liabilities Measured at Fair Value
	on a Recurring Basis at December 31, 2015, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities owned
Common stocks	$17,586	$17,296	$-	$290
Corporate bonds	941	-	941	-
Partnership interests	7,016	-	5,250	1,766
Total assets measured at fair value	$25,543	$17,296	$6,191	$2,056

Liabilities:
Securities sold not yet purchased Corporate bonds	$713	$-	$713	$-

Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,330	$-	$-	$2,330

Contingent consideration	$2,391	$-	$-	$2,391
Total liabilities measured at fair value	$5,434	$-	$713	$4,721

The changes in Level 3 fair value hierarchy during the six months ended June 30, 2016 and 2015 is as follows:

	Level 3	Level 3 Changes During the Year				Level 3
	Balance at	Fair	Relating to	Purchases,	Transfer in	Balance at
	Beginning of	Value	Undistributed	Sales and	and/or out	End of
	Period	Adjustments	Earnings	Settlements	of Level 3	Period

Six Months Ended June 30, 2016
Common stocks	$290	$(47)	$-	$-	$-	$243
Corporate bonds	-	-	-	569	-	569
Partnership interests	1,766	123	418	-	-	2,307
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	2,330	-	(219)	-	-	2,111
Contingent consideration	2,391	55	-	(1,250)	-	1,196

Six Months Ended June 30, 2015
Common stocks	$319	$-	$-	$(293)	$-	$26
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	2,285	-	(138)	-	-	2,147
Contingent consideration	-	2,302	-	-	-	2,302

The amount reported in the table above for the six months ended June 30, 2016 and 2015 includes the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis. The fair value adjustment for contingent consideration in the table above of $2,391 includes the initial value of contingent consideration of $2,229 and an adjustment for imputed interest of $55 and $73 for the six months ended June 30, 2016 and 2015, respectively.

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

In connection with the acquisition of MK Capital on February 2, 2015, the purchase agreement required the payment of contingent consideration to the former members of MK Capital in the form of future cash payments of $1,250 and issuance of 166,667 shares of common stock on the first anniversary date of the closing (February 2, 2016) and a final cash payment of $1,250 and issuance of 166,666 shares of common stock on the second anniversary date of the closing (February 2, 2017). The contingent cash consideration has been classified as a liability in the condensed balance sheets in accordance with ASC 805, “Business Combination” (“ASC 805”). The fair value of the contingent cash consideration has been discounted at 8.0%. The balance of the contingent consideration liability was $1,196 (discount of $54) at June 30, 2016. The balance of the contingent consideration liability was $2,391 (discount of $109) at December 31, 2015 and has been recorded as contingent consideration liability – current portion in the amount of $1,241 and contingent consideration liability, net of current portion in the amount of $1,150 in the condensed consolidated balance sheet. Imputed interest expense totaled $24 and $44 for the three months ended June 30, 2016 and 2015, respectively, and $55 and $73 for the six months ended June 30, 2016 and 2015, respectively. The fair value of the contingent stock consideration has been classified as equity in accordance with ASC 805. The contingent cash and stock consideration is payable on the first and second anniversary dates of the closing provided that MK Capital generates a minimum amount of gross revenues as defined in the purchase agreement for the twelve months following the first and second anniversary dates of the closing. MK Capital achieved the minimum amount of revenues for the first anniversary period and the contingent cash consideration in the amount of $1,250 and contingent stock consideration consisting of 166,667 shares of common stock for such first anniversary period was paid and issued on February 2, 2016.

(q)	Derivative and Foreign Currency Translation

The Company periodically uses derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain auction and liquidation engagements with operations outside the United States. During the six months ended June 30, 2016, the Company’s use of derivatives consisted of the purchase of forward exchange contracts (a) in the amount of $2,200 Canadian dollars that was settled prior to March 31, 2016; (b) in the amount of $4,000 Canadian dollars that was settled prior to July 29, 2016; and (c) in the amount of $4,000 Canadian dollars that is required to be settled prior to August 31, 2016.  During the six months ended June 30, 2015, the Company’s use of derivatives consisted of the purchase of forward exchange contracts (a) in the amount of $6,000 Canadian dollars that was settled prior March 31, 2015; (b) in the amount of $4,000 Canadian dollars that was settled prior to May 29, 2015; and (c) in the amount of $5,000 Canadian dollars that was settled prior to June 30, 2015.  The net loss from the foreign exchange contracts of $39 and $40 during the six months ended June 30, 2016 and 2015, respectively, is reported as a component of selling, general and administrative expenses in the condensed consolidated financial statements.

The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country's currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders' equity as a component of accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. Foreign currency transaction losses were $35 and $142 during the three and six months ended June 30, 2016. Foreign currency transaction losses were $207 and $315 during the three and six months ended June 30, 2015. These amounts are included in selling, general and administrative expenses in our condensed consolidated statements of operations.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which amends revenue recognition requirements for multiple deliverable revenue arrangements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The amendments should be applied retrospectively. In July 2015, the FASB approved a one-year deferral of the effective date with early adoption permitted. The Company has not yet adopted this update and is currently evaluating the impact it may have on its financial condition and results of operations.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in this update do not change the core principle of the guidance as noted above at ASU No. 2014-09. The amendments clarify the implementation guidance on principal versus agent considerations. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU No. 2014-09. The Company has not yet adopted this update and is currently evaluating the impact it may have on its financial condition and results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update involve simplification in several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update require both prospective and retrospective application with earlier application permitted as of the beginning of an interim or annual reporting period. The Company has not yet adopted this update and is currently evaluating the impact it may have on its financial condition and results of operations.

NOTE 3— ACCOUNTS RECEIVABLE

The components of accounts receivable, net, include the following:

	June 30,	December 31,
	2016	2015

Accounts receivable	$7,197	$8,417
Investment banking fees, commissions and other receivables	591	709
Unbilled receivables	295	435
Total accounts receivable	8,083	9,561
Allowance for doubtful accounts	(86)	(89)
Accounts receivable, net	$7,997	$9,472

Additions and changes to the allowance for doubtful accounts consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Balance, beginning of period	$69	$788	$89	$728
Add: Additions to reserve	55	195	60	255
Less: Write-offs	(34)	(10)	(34)	(10)
Less: Recoveries	(4)	-	(29)	-
Balance, end of period	$86	$973	$86	$973

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

NOTE 4— GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $34,528 at June 30, 2016 and December 31, 2015 is comprised of $28,840 in the Capital Markets segment, $1,975 in the Auction and Liquidation segment, and $3,713 in the Valuation and Appraisal segment. There were no changes in goodwill during the six months ended June 30, 2016.

Intangible assets consisted of the following:

		June 30, 2016			December 31, 2015
		Gross			Gross
		Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Useful Life	Value	Amortization	Net	Value	Amortization	Net

Amortizable assets:
Customer relationships	4 to 13 Years	$3,600	$795	$2,805	$3,600	$572	$3,028

Non-amortizable assets:
Tradenames		1,740	-	1,740	1,740	-	1,740
Total intangible assets		$5,340	$795	$4,545	$5,340	$572	$4,768

Amortization expense was $111 and $116 for the three months ended June 30, 2016 and 2015, respectively, and $223 and $208 for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, estimated future amortization expense is $224, $447, $326, $222 and $222 for the years ended December 31, 2016 (remaining six months), 2017, 2018, 2019 and 2020, respectively. The estimated future amortization expense after December 31, 2020 is $1,364.

NOTE 5— CREDIT FACILITIES

Credit facilities consist of the following arrangements:

(a)	$100,000 Asset Based Credit Facility

At June 30, 2016, the Company has a $100,000 asset based credit facility pursuant to a Second Amended and Restated Credit Agreement as amended from time to time (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo Bank”). The credit facility currently expires on July 15, 2018. On March 19, 2014, the Company entered into a separate credit agreement (a “UK Credit Agreement”) with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom. The facility allows the Company to borrow up to 50 million British Pounds. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $100,000 credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The interest rate for each revolving credit advance under the Credit Agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility also provides for success fees in the amount of 5% to 20% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. Interest expense totaled $251 (including amortization of deferred loan fees of $24) for the three months ended June 30, 2016 and $274 (including amortization of deferred loan fees of $47) for the six months ended June 30, 2016. Interest expense totaled $175 (including success fees of $119 and amortization of deferred loan fees of $24) for the three months ended June 30, 2015 and $321 (including success fees of $119 and amortization of deferred loan fees of $47) for the six months ended June 30, 2015. At June 30, 2016, there was $11,896 of standby letters of credit issued and outstanding under the credit facility. There were no borrowings outstanding under this credit facility at June 30, 2016 and December 31, 2015.

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

On May 17, 2011, Great American Group Advisory & Valuation Services, LLC, a majority owned subsidiary of the Company (“GAAV”), entered into a Loan and Security Agreement (Accounts Receivable Line of Credit) (the “Line of Credit”) with BFI Business Finance (“BFI”). The Line of Credit was collateralized by the accounts receivable of GAAV and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Line of Credit, with maximum borrowings not to exceed $2,000. The interest rate under the Line of Credit was the prime rate plus 2% (6.5% at December 31, 2015), payable monthly in arrears. The Line of Credit was amended effective February 3, 2012 and the maximum borrowings allowed was increased from $2,000 to $3,000. On December 7, 2015, the Company notified BFI to terminate the Line of Credit, all outstanding amounts under the Line of Credit were repaid on January 27, 2016 and the Line of Credit was terminated upon maturity on February 3, 2016. At December 31, 2015, there was $3,922 of accounts receivable as collateral for the Line of Credit and the total borrowings outstanding was $272 and $2,738 was available and unused. Interest expense totaled $77 for the six months ended June 30, 2016. Interest expense totaled $16 for the three months ended June 30, 2015 and totaled $66 for the six months ended June 30, 2015.

NOTE 6— NOTES PAYABLE

In March 2015, the Company had capital deployed for three retail liquidation engagements. On March 10, 2015, the Company borrowed $4,500 from Riley Investment Partners, L.P. (“RIP”) in accordance with the subordinated unsecured promissory note (the “RIP Note”). The principal amount of $4,500 for the RIP Note accrued interest at the rate of 10% per annum (or 15% in the event of a default under the RIP Note). The borrowings were for short-term working capital needs and capital for other retail liquidation engagements. RIP was also entitled to a success fee (the “Success Fee”) of 20% of the net profit, if any, earned by the Company in connection with a designated liquidation transaction. Pursuant to the terms of the RIP Note, under no circumstances was the Company obligated to pay RIP any portion of the combined amount of interest and the Success Fee which exceeded twelve percent (12%) of the $4,500 principal amount of the RIP Note. The outstanding principal amount, together with the accrued and unpaid interest and the Success Fee, were due and payable by the Company on March 9, 2016. The RIP Note was subordinated in certain respects to the Company’s guaranty relating to its existing credit facility with Wells Fargo Bank, National Association and, in the event of certain insolvency proceedings, with respect to such credit facility itself, as well as to any other indebtedness of the Company to the extent required by the documents governing the repayment thereof. Interest expense on the RIP Note totaled $181 and $207 for the three and six months ended June 30, 2015, which includes success fees of $140. The RIP Note was repaid on May 4, 2015.

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

NOTE 7— INCOME TAXES

The Company’s effective income tax rate was 7.0% and 38.3% for the six months ended June 30, 2016 and 2015, respectively. The effective income tax rate for the each of the six month periods ended June 30, 2016 and 2015 is lower than the statutory federal and state income tax rate due to the tax differential on net income attributable to noncontrolling interests during such periods.

As of June 30, 2016, the Company had federal net operating loss carryforwards of $12,023, state net operating loss carryforwards of $13,886, and foreign tax credit carryforwards of $1,121. The Company’s federal net operating loss carryforwards will begin to expire in the tax year ending December 31, 2030, the state net operating loss carryforwards will begin to expire in 2032, and the foreign tax credit carryforwards will begin to expire in 2022.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. As a result of the common stock offering by the Company that was completed on June 5, 2014, the Company had a more than 50% ownership shift in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of June 30, 2016, the Company believes that the net operating loss that existed as of the more than 50% ownership shift will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2012 to 2015. The Company and its subsidiaries’ state tax returns are also open to audit under similar statutes of limitations for the same tax years.

NOTE 8— EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Basic common shares outstanding exclude 66,000 common shares at June 30, 2016 and 2015 that are held in escrow and subject to forfeiture as a result of the failure to achieve certain performance targets specified in connection with the transaction with Alternative Asset Management Acquisition Corp. in 2009 (the “Acquisition”). The 66,000 common shares issued to the former members of Great American Group, LLC are subject to forfeiture upon the final settlement of claims for goods held for sale in connection with the Acquisition. Dilutive common shares outstanding includes contingently issuable shares that are currently in escrow and subject to release if the conditions for the final settlement of claims for goods held for sale in connection with the Acquisition was satisfied at the end of the respective periods.

Basic and diluted earnings per share was calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss) attributable to B. Riley Financial, Inc.	$(101)	$8,664	$147	$11,346

Weighted average shares outstanding:
Basic	17,935,254	16,237,860	17,212,716	16,177,824
Effect of dilutive potential common shares:
Restricted stock units and non-vested shares	-	28,091	289,705	14,046
Contingently issuable shares	-	44,878	44,652	44,878
Diluted	17,935,254	16,310,829	17,547,073	16,236,748

Basic income per share	$(0.01)	$0.53	$0.01	$0.70
Diluted income per share	$(0.01)	$0.53	$0.01	$0.70

Securities that could potentially dilute EPS in the future that were excluded from the computation of diluted net (loss) income per share related to restricted stock units was 797,112 and 457,828 for the three months ended June 30, 2016 and 2015, respectively, and 507,407 and 471,873 for the six months ended June 30, 2016 and 2015, respectively, because the effect would have been antidilutive.

NOTE 9— COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject to certain legal and other claims that arise in the ordinary course of its business. The Company does not believe that the results of these claims are likely to have a material effect on its consolidated financial position or results of operations.

In January 2015, the Company was served with a lawsuit that seeks to assert claims of breach of contract and other matters in connection with auction services provided to a debtor.  The proceeding is pending in the bankruptcy case of the debtor and its affiliates (the “Debtor”).  In the lawsuit, a former landlord of the Debtor generally alleges that the Company and a joint venture partner were responsible for contamination while performing services in connection with the auction of certain assets of the Debtor and is seeking approximately $10,000 in damages.  In April 2015, the Company filed a motion to dismiss the lawsuit and in March 2016 the Court issued its opinion dismissing some claims while denying the motion with respect to other claims.  In April 2016, the Company filed an answer with the Court denying the allegations in the complaint. The Company is vigorously defending this lawsuit. This lawsuit is in the initial stages, and the financial impact to the Company, if any, cannot be estimated.

NOTE 10— SHARE BASED PAYMENTS

During the six months ended June 30, 2016, the Company granted equity incentive rewards representing 487,769 shares of common stock with a total fair value of $4,670 to certain employees and directors of the Company. Such equity incentive awards consisted of restricted stock units subject to vesting representing 487,769 shares of common stock. During the year ended December 31, 2015, the Company granted equity incentive rewards representing 527,372 shares of common stock with a total fair value of $5,255 to certain employees and directors of the Company. Such equity incentive awards consisted of restricted stock units subject to vesting representing 521,772 shares of common stock and stock bonus awards of 5,600 fully vested shares of common stock. The vesting periods for the equity incentive awards generally range from one to three years. Share based compensation expense was $560 and $997 for the three and six months ended June 30, 2016, respectively. Share based compensation expense was $381 during the three and six months ended June 30, 2015, respectively.

The restricted stock units generally vest over a period of one to three years based on continued service. In determining the fair value of restricted stock units on the grant date, the fair value is adjusted for (a) estimated forfeitures, (b) expected dividends based on historical patterns and the Company’s anticipated dividend payments over the expected holding period and (c) the risk-free interest rate based on U.S. Treasuries for a maturity matching the expected holding period. As of June 30, 2016, the expected remaining unrecognized share based compensation expense of $6,737 will be expensed over a weighted average period of 2.3 years.

A summary of equity incentive award activity for the periods indicated was as follows:

		Weighted
		Average
	Shares	Fair Value

Nonvested at December 31, 2015	322,731	$9.96
Granted	487,769	9.58
Vested	(7,306)	9.59
Forfeited	(6,082)	9.96
Nonvested at June 30, 2016	797,112	$9.73

NOTE 11— NET CAPITAL REQUIREMENTS

B. Riley & Co., LLC (“BRC”), a subsidiary of the Company, is a registered broker-dealer and, accordingly, is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) which requires BRC to maintain minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1.  As of June 30, 2016, BRC had net capital of $10,397 (an excess of $10,036.  BRC’s net capital ratio for June 30, 2016 was 0.19 to 1.

NOTE 12— RELATED PARTY TRANSACTIONS

On March 10, 2015, the Company borrowed $4,500 from RIP in accordance with the RIP Note. The borrowings were for short-term working capital needs and capital for other retail liquidation engagements. The principal amount of $4,500 for the RIP Note accrued interest at the rate of 10% per annum (or 15% in the event of a default under the RIP Note) and included a Success Fee as more fully described in Note 6. Riley Investment Management LLC, a wholly owned subsidiary of the Company, is the general partner of RIP. Bryant Riley, the Chief Executive Officer and Chairman of the Board of Directors of the Company, owns or controls approximately 45% of the equity interests of the RIP. In addition, Thomas Kelleher, the President and a director of the Company, and one other employee of the Company, own or control de minimis amounts of the equity interests of RIP. After considering the economic interests of Mr. Riley and Mr. Kelleher in the RIP Note and comparing the terms of the RIP Note to terms that may have been available from unaffiliated third parties, the disinterested members of our Board of Directors unanimously approved the issuance of the RIP Note. Interest expense on the RIP Note totaled $181 and $207 for the three and six months ended June 30, 2015, respectively. The RIP Note was repaid on May 4, 2015.

At June 30, 2016 and December 31, 2015, amounts due from related party of $467 and $409, respectively, represented amounts due from GACP I, L.P, of which Great American Capital Partners, LLC, a wholly owned subsidiary of the Company, is the general partner, for management fees and other operating expenses. At June 30, 2016, amounts due from related party also included $1,788 due from CA Global Partners, LLC (“CA Global”). At December 31, 2015, amounts due to related party of $166 represents amounts due to CA Global. CA Global is one of the members of Great American Global Partners, LLC.

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

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Capital markets reportable segment:
Revenues - Services and fees	$7,172	$13,657	$12,736	$22,865
Selling, general, and administrative expenses	(7,669)	(9,429)	(13,843)	(15,924)
Depreciation and amortization	(23)	(143)	(44)	(250)
Segment (loss) income	(520)	4,085	(1,151)	6,691
Auction and Liquidation reportable segment:
Revenues - Services and fees	5,393	18,012	12,300	23,134
Revenues - Sale of goods	0	6,019	2	10,466
Total revenues	5,393	24,031	12,302	33,600
Direct cost of services	(2,087)	(5,337)	(5,505)	(8,920)
Cost of goods sold	0	(2,181)	(2)	(3,071)
Selling, general, and administrative expenses	(1,577)	(4,501)	(2,802)	(6,465)
Depreciation and amortization	(37)	(93)	(78)	(102)
Segment income	1,692	11,919	3,915	15,042
Valuation and Appraisal reportable segment:
Revenues - Services and fees	7,696	7,773	15,169	15,027
Direct cost of services	(3,473)	(3,202)	(6,738)	(6,397)
Selling, general, and administrative expenses	(2,124)	(2,246)	(4,243)	(4,434)
Depreciation and amortization	(24)	(35)	(53)	(69)
Segment income	2,075	2,290	4,135	4,127
Consolidated operating income from reportable segments	3,247	18,294	6,899	25,860
Corporate and other expenses	(3,067)	(3,625)	(5,054)	(5,729)
Interest income	3	3	6	5
Interest expense	(275)	(418)	(407)	(671)
(Loss) income before income taxes	(92)	14,254	1,444	19,465
Benefit (provision) for income taxes	65	(5,685)	(101)	(7,460)
Net (loss) income	(27)	8,569	1,343	12,005
Net income (loss) attributable to noncontrolling interests	74	(95)	1,196	659
Net (loss) income attributable to B. Riley Financial, Inc.	$(101)	$8,664	$147	$11,346
Capital expenditures:
Capital Markets segment	$16	$-	$32	$108
Auction and Liquidation segment	2	-	2	-
Valuation and Appraisal segment	14	10	16	17
Corporate and Other	8	32	8	46
Total	$40	$42	$58	$171

	As of	As of
	June 30,	December 31,
	2016	2015
Total assets:
Capital markets segment	$58,798	$54,882
Auction and Liquidation segment	47,729	45,892
Valuation and Appraisal segment	10,919	12,171
Corporate and other	52,092	19,475
Total	$169,538	$132,420

NOTE 14— SUBSEQUENT EVENTS

Acquisition of United Online, Inc.

On May 4, 2016, the Company entered into a definitive agreement and plan of merger to acquire all of the outstanding common stock of United Online, Inc. (“United Online’), a leading provider of consumer services and products over the Internet, for $11.00 per share, or approximately $169,354 in aggregate merger consideration. The consideration represents approximately $50,000 in cash consideration from the Company after taking into account United Online’s cash balance at closing.  The shareholders of United Online voted in favor of the acquisition on June 29, 2016, customary closing conditions were satisfied and the acquisition was completed on July 1, 2016. The acquisition of United Online will be accounted for using the purchase method of accounting. The acquisition of United Online is in line with the Company's stated strategy to be an acquirer of misunderstood or orphaned assets.  The Company believes that it can utilize its infrastructure and various operating units to enhance value in these types of assets in the future. At the present time, the Company is not able to disclose the preliminary purchase price allocation of the assets and liabilities acquired since the Company is still in the process of closing its books as of the acquisition date and completing the valuation of United Online’s assets and intangible assets acquired.

Dividends

On August 4, 2016, the Company’s Board of Directors approved a dividend of $0.03 per share, which will be paid on or about September 8, 2016 to stockholders of record on August 22, 2016.

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

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: volatility in our revenues and results of operations; changing conditions in the financial markets; our ability to generate sufficient revenues to achieve and maintain profitability; the short term nature of our engagements; the accuracy of our estimates and valuations of inventory or assets in “guarantee” based engagements; competition in the asset management business, potential losses related to our auction or liquidation engagements; our dependence on communications, information and other systems and third parties; potential losses related to purchase transactions in our auction and liquidations business; the potential loss of financial institution clients; potential losses from or illiquidity of our proprietary investments; changing economic and market conditions; potential liability and harm to our reputation if we were to provide an inaccurate appraisal or valuation; potential mark-downs in inventory in connection with purchase transactions; failure to successfully compete in any of our segments; loss of key personnel; our ability to borrow under our credit facilities as necessary; failure to comply with the terms of our credit agreements; our ability to successfully integrate United Online, Inc. and our ability to realize the expected benefits of such acquisition; and our ability to meet future capital requirements.

Except as otherwise required by the context, references in this Annual Report to “the “Company,” “B. Riley,” “we,” “us” or “our” refer to the combined business of B. Riley Financial, Inc. and all of its subsidiaries.

Overview

B. Riley Financial, Inc. and its subsidiaries (NASDAQ: RILY) provide collaborative financial services and solutions through several subsidiaries, including:

•	B. Riley & Co., LLC (“BRC”), a mid-sized, full service investment bank providing financial advisory, corporate finance, research, and sales & trading services to corporate, institutional and high net worth individual clients;

•	B. Riley Capital Management, LLC, an Securities and Exchange Commission (“SEC”) registered investment advisor, which includes:

o	B. Riley Asset Management, an advisor to certain public and private funds and to institutional and high net worth investors;
o	B. Riley Wealth Management (formerly MK Capital Advisors), a multi-family office practice and wealth management firm focused on the needs of ultra-high net worth individuals and families; and
o	Great American Capital Partners, LLC (“GACP”), the general partner of a private fund, GACP I, L.P. a direct lending fund that provides senior secured loans and second lien secured loan facilities to middle market public and private U.S. companies.

•	Great American Group, LLC, a leading provider of asset disposition and auction solutions to a wide range of retail and industrial clients; and

•	Great American Group Advisory and Valuation Services, LLC, a leading provider of appraisal and valuation services for asset based lenders, private equity firms and corporate clients.

•	Following the acquisition of United Online, Inc. on July 1, 2016 (such entity, “UOL” and such acquisition, the “UOL Acquisition”), UOL, a provider of consumer subscription services and products, consisting of Internet access services and devices.

We are headquartered in Los Angeles with offices in major financial markets throughout the United States and Europe.

For financial reporting purposes we classified our businesses into three segments through June 30, 2016: (i) capital markets, (ii) auction and liquidation and (iii) valuation and appraisal.

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

Following the UOL Acquisition, the Company has a fourth segment: the communications segment. Our communications segment provides consumer subscription services and products, consisting of Internet access services and devices, including dial-up, mobile broadband, DSL e-mail, Internet security, and web hosting services under the NetZero and Juno brands, Our communications segment operates through UOL and its subsidiaries.

Recent Developments

In March 2016, we were engaged to liquidate the going-out-of-business sale of Hancock Fabrics, Inc. retail stores located throughout the United States. As part of the liquidation engagement we provided a minimum guarantee of amounts to be realized from the liquidation of inventory. In April 2016, we issued letters of credit totaling $10.8 million and borrowed $56.3 million under our asset based credit facility to fund a portion of our minimum guarantee in connection with this liquidation engagement. The liquidation sale of inventory started in April 2016 and was completed in July 2016. All of the $56.3 million of borrowings under our asset based credit facility was repaid during the second quarter of 2016.

On May 4, 2016, the Company entered into a definitive agreement and plan of merger to acquire UOL, a leading provider of consumer services and products over the Internet, for $11.00 per share, or approximately $169.4 million in aggregate merger consideration. The consideration represents approximately $50.0 million in cash consideration from the Company after taking into account the projected UOL cash balance at closing.  The shareholders of UOL voted in favor of the UOL Acquisition on June 29, 2016, customary closing conditions were satisfied and the UOL Acquisition was completed on July 1, 2016.

On May 10, 2016, the Company completed the public offering of 2,420,980 shares of common stock at a price to the public of $9.50 per share.  The net proceeds from the offering were $22.8 million, after deducting underwriting commissions and other offering expenses.  Certain of the Company’s officers, directors and employees, including Bryant R. Riley, the Company’s Chairman and Chief Executive Officer, and certain of his affiliates, participated in the offering and purchased in the aggregate 371,513 of the shares sold in the offering.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, reserves for accounts receivable and slow moving goods held for sale or auction, the carrying value of goodwill and other intangible assets, fair value measurements, share based compensation and accounting for income tax valuation allowances can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended June 30, 2016.

Results of Operations

The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Condensed Consolidated Statements of Operations

(Dollars in thousands)

	Three Months June 30, 2016		Three Months June 30, 2015
	Amount	%	Amount	%
Revenues:
Services and fees	$20,261	100.0%	$39,442	86.8%
Sale of goods	-	0.0%	6,019	13.2%
Total revenues	20,261	100.0%	45,461	100.0%

Operating expenses:
Direct cost of services	5,560	27.4%	8,539	18.8%
Cost of goods sold	-	0.0%	2,181	4.8%
Selling, general and administrative expenses	14,521	71.7%	20,072	44.1%
Total operating expenses	20,081	99.1%	30,792	67.7%
Operating income	180	0.9%	14,669	32.3%
Other income (expense):
Interest income	3	0.0%	3	0.0%
Interest expense	(275)	-1.3%	(418)	-0.9%
(Loss) income before income taxes	(92)	-0.4%	14,254	31.4%
Benefit (provision) for income taxes	65	0.3%	(5,685)	-12.6%
Net (loss) income	(27)	-0.1%	8,569	18.8%
Net income (loss) attributable to noncontrolling interests	74	0.4%	(95)	-0.2%
Net (loss) income attributable to B. Riley Financial, Inc.	$(101)	-0.5%	$8,664	19.0%

Revenues.

The table below and the discussion that follows are based on how we analyze our business.

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015		Change
	Amount	%	Amount	%	Amount	%

Revenues - Serivces and Fees:
Capital Markets segment	$7,172	35.4%	$13,657	30.0%	$(6,485)	-47.5%
Auction and Liquidation segment	5,393	26.6%	18,012	39.7%	(12,619)	-70.1%
Valuation and Appraisal segment	7,696	38.0%	7,773	17.1%	(77)	-1.0%
Subtotal	20,261	100.0%	39,442	86.8%	(19,181)	-48.6%

Revenues - Sale of goods
Auction and Liquidation	-	0.0%	6,019	13.2%	(6,019)	n/m

Total revenues	$20,261	100.0%	$45,461	100.0%	$(25,200)	-55.4%

n/m - Not applicable or not meaningful.

Total revenues decreased $25.2 million, to $20.3 million during the three months ended June 30, 2016 from $45.5 million during the three months ended June 30, 2015. The decrease in revenues during the three months ended June 30, 2016 was primarily due to a decrease in revenues from services and fees of $19.2 million and a decrease in revenues from the sale of goods of $6.0 million. The decrease in revenues from services and fees of $19.2 million in 2016 was primarily due to a decrease in revenues of $6.5 million in the capital markets segment, $12.6 million in the auction and liquidation segment and $0.1 million in the valuation and appraisal segment. The decrease in revenues from sale of goods of $6.0 million is primarily due to sale of retail goods that we acquired title to in March 2015 from the bankruptcy trustee of Schoenenreus. In 2015, we acquired title to the retail goods of Schoenenreus, a retailer of men’s, women’s and children’s shoes, clothing and accessories that operated 121 retail locations throughout the Netherlands and sold all such retail goods in the months of March and April 2015.

Revenues from services and fees in the capital markets segment decreased $6.5 million, to $7.2 million during the three months ended June 30, 2016 from $13.7 million during the three months ended June 30, 2015. The decrease in revenues was primarily due to a decrease in revenues of $3.2 million from investment banking fees, $1.7 million from trading income and $1.6 million from commissions, fees and other income primarily earned from research, sales and trading, and wealth management services. The decrease in revenues from investment banking fees in 2016 was primarily due to a decrease the number of investment banking transactions where we acted as an advisor. The decrease in revenues from trading income in 2016 was primarily due to a decrease in income we earned from trading activities in our propriety trading account. The decrease in revenues from commissions, fees and other income primarily earned from research, sales and trading, and wealth management services was primarily due to a decrease in fees and commissions earned from research, sales and trading activities by B. Riley & Co., LLC, our broker dealer.

Revenues from services and fees in the auction and liquidation segment decreased $12.6 million, to $5.4 million during the three months ended June 30, 2016 from $18.0 million during the three months ended June 30, 2015. The decrease in revenues of $12.6 million was primarily due to a decrease in revenues of $11.8 million from services and fees from retail liquidation engagements and $0.8 million from services and fees in our wholesale and industrial auction division. The decrease in revenues from services and fees from retail liquidation engagements was primarily due to revenues we earned in the second quarter of 2015 from our participation in the joint venture involving the liquidation of inventory for the going-out-of-business sale of 133 Target stores located in Canada. In the second quarter or 2016, we did not have any similar large retail liquidation engagements that were completed. We are currently engaged to liquidate inventory for the going-out-of-business sale of Hancock Fabrics, Inc.’s retail stores in the United States and upon completion of the liquidation of inventory revenue will be recognized in the third quarter of 2016. The decrease in revenues from services and fees in our wholesale and industrial division was primarily due to a decrease in the number of wholesale and industrial auction engagements in the second quarter of 2016 as compared to the same period in 2015.

Revenues from services and fees in the valuation and appraisal segment decreased $0.1 million, to $7.7 million during the three months ended June 30, 2016 from $7.8 million during the three months ended June 30, 2015. The decrease in revenues was primarily due to a decrease in revenues of $0.3 million related to appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors, offset by an increase in revenues of $0.2 million related to appraisal engagements where we perform valuations of intellectual property and business valuations.

Operating Expenses

Direct Cost of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the three months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Auction and	Valuation and		Auction and	Valuation and
	Liquidation	Appraisal		Liquidation	Appraisal
	Segment	Segment	Total	Segment	Segment	Total

Revenues - Services and fees	$5,393	$7,696		$18,012	$7,773
Direct cost of services	2,087	3,473	$5,560	5,337	3,202	$8,539

Gross margin on services and fees	$3,306	$4,223		$12,675	$4,571

Gross margin percentage	61.3%	54.9%		70.4%	58.8%

Total direct cost of services decreased $3.0 million, to $5.5 million during the three months ended June 30, 2016 from $8.5 million during the three months ended June 30, 2015. Direct cost of services in the auction and liquidation segment decreased $3.2 million, to $2.1 million during the three months ended June 30, 2016 from $5.3 million during the three months ended June 30, 2015. The decrease in expenses was primarily due to a decrease in the number of fee and commission type engagements in 2016 where we contractually bill fees, commissions and reimbursable expenses as compared to the same period in 2015 and a decrease in expenses we incurred during 2015 related to the retail liquidation engagement from operating the Schoenenreus stores in the Netherlands. Direct cost of services in the valuation and appraisal segment increased $0.3 million, to $3.5 million during the three months ended June 30, 2016 from $3.2 million during the three months ended June 30, 2015. The increase in direct costs of services in the valuation and appraisal segment was primarily due to an increase in payroll and related costs due to an increase in headcount in 2016 as compared to the same period in 2015.

Gross margin in the auction and liquidation segment for services and fees decreased to 61.3% of revenues during the three months ended June 30, 2016, as compared to 70.4% of revenues during the three months ended June 30, 2015. The decrease in the gross margin during the three months ended June 30, 2016 was primarily due to a change in the mix of fee type engagements in 2016 as compared to the same period in 2015. The gross margin in 2015 was favorably impacted from the revenues we earned from our participation in the joint venture involving the liquidation of inventory for the going-out-of-business sale of 133 Target stores located in Canada.

Gross margin in the valuation and appraisal segment for services and fees decreased to 54.9% of revenues during the three months ended June 30, 2016, as compared to 58.8% of revenues during the three months ended June 30, 2015. The decrease in the gross margin is primarily to due to the impact on the margins from the increase in payroll and related expenses incurred in 2016 as compared to the same period in 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended June 30, 2016 and 2015 were comprised of the following:

Selling, General and Administrative Expenses

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015		Change
	Amount	%	Amount	%	Amount	%

Capital Markets segment	$7,692	53.0%	$9,572	47.7%	$(1,880)	-19.6%
Auction and Liquidation segment	1,614	11.1%	4,594	22.8%	(2,980)	-64.9%
Valuation and Appraisal segment	2,148	14.8%	2,281	11.4%	(133)	-5.8%
Corporate and Other segment	3,067	21.1%	3,625	18.1%	(558)	-15.4%
Total selling, general & administrative expenses	$14,521	100.0%	$20,072	100.0%	$(5,551)	-27.7%

Total selling, general and administrative expenses decreased $5.6 million, or 27.7%, to $14.5 million during the three months ended June 30, 2016 from $20.1 million for the three months ended June 30, 2015. The decrease was primarily due to a decrease in selling, general and administrative expenses of (a) $1.9 million in the capital markets segment, (b) $3.0 million in the auction and liquidation segment, (c) $0.1 million in the valuation and appraisal segment, and (d) $0.6 million in corporate and other.

Selling, general and administrative expenses in the capital markets segment decreased $1.9 million, or 19.6%, to $7.7 million during the three months ended June 30, 2016 from $9.6 million for the three months ended June 30, 2015. The decrease in operating expenses of $1.9 million was primarily due to a decrease in incentive compensation as a result of the decrease in revenues from investment banking fees in 2016 as compared to the same period in 2015 discussed above.

Selling, general and administrative expenses in the auction and liquidation segment decreased $3.0 million, or 64.9%, to $1.6 million during the three months ended June 30, 2016 from $4.6 million for the three months ended June 30, 2015. The decrease was primarily due to a decrease in (a) consulting and professional fees of $1.3 million. (b) incentive compensation and other payroll related expenses of $0.9 million, and (c) other operating expenses of $0.8 million during the three months ended June 30, 2016 as compared to the same period in 2015. The decrease in consulting and professional fees and incentive compensation and other payroll related expenses was primarily due to the decrease in income in the auction and liquidation segment during the three months ended June 30, 2016 as compared to the same period in 2015.

Selling, general and administrative expenses in the valuation and appraisal segment decreased $0.1 million, or 5.8%, to $2.2 million during the three months ended June 30, 2016 from $2.3 million for the three months ended June 30, 2015. The decrease in operating expenses of $0.1 million was primarily due to a decrease in payroll and related expenses in 2016 as compared to the same period in 2015.

Selling, general and administrative expenses for corporate and other decreased $0.6 million, or 15.4%, to $3.0 million during the three months ended June 30, 2016 from $3.6 million for the three months ended June 30, 2015. The decrease was primarily due to a decrease in payroll and related expenses of $1.6 million and other corporate expenses of $0.2 million during the three months ended June 30, 2016, offset by an increase in professional fees and other transaction costs of $1.2 million primarily related to the UOL Acquisition which was completed on July 1, 2016.

Other Income (Expense). Other income includes interest income that was less than $0.1 million during each of the three month periods ended June 30, 2016 and 2015. Other expense also includes interest expense which decreased $0.1 million, to $0.3 million during the three months ended June 30, 2016 from $0.4 million for the three months ended June 30, 2015. The decrease in interest expense in 2016 was primarily due to a decrease in interest expense we incurred on our asset based credit facility since we had fewer borrowings outstanding during the three months ended June 30, 2016 as compared to the same period in 2015.

(Loss) Income Before Income Taxes. Loss before income taxes was $0.1 million during the three months ended June 30, 2016 compared to income before income taxes of $14.3 million during the three months ended June 30, 2015. The decrease in income before income taxes was primarily due to a decrease in operating income of (a) $4.6 million in our capital markets segment, (b) $10.2 million in our auction and liquidation segment, and (c) $0.2 million in our valuation and appraisal auction and liquidation segment, offset by a decrease in corporate overhead and other expenses of $0.6 million.

Benefit (Provision) For Income Taxes. The Company recorded a benefit for income taxes of $0.1 million during the three months ended June 30, 2016 compared to a provision for income taxes of $5.7 million during the three months ended June 30, 2015. The effective income tax rate was a benefit of 70.7% during the three months ended June 30, 2016 compared to an effective income tax rate of 39.9% for the three months ended June 30, 2015. The effective income tax rate for the benefit during the three months ended June 30, 2016 differs from the statutory rate of 34% was primarily due to the tax differential on net income attributable to noncontrolling interests.

Net Income Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interests represents the proportionate share of net income generated by Great American Global Partners, LLC, in which the Company has a 50% membership interest, that we do not own. The net income attributable to noncontrolling interests was $0.1 million during the three months ended June 30, 2016 compared to a net loss attributable to noncontrolling interests of $0.1 million during the three months ended June 30, 2015.

Net Income Attributable to the Company. Net loss attributable to the Company for the three months ended June 30, 2016 was $0.1 million, a decrease of $8.8 million, from net income attributable to the Company of $8.7 million for the three months ended June 30, 2015. The decrease in net income during the three months ended June 30, 2016 as compared to the same period in 2015 was primarily due to the decrease in operating income in the capital markets segment and the auction and liquidation segment as discussed above.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Condensed Consolidated Statements of Operations

(Dollars in thousands)

	Six Months June 30, 2016		Six Months June 30, 2015
	Amount	%	Amount	%
Revenues:
Services and fees	$40,205	100.0%	$61,026	85.4%
Sale of goods	2	0.0%	10,466	14.6%
Total revenues	40,207	100.0%	71,492	100.0%

Operating expenses:
Direct cost of services	12,243	30.4%	15,317	21.4%
Cost of goods sold	2	0.0%	3,071	4.3%
Selling, general and administrative expenses	26,117	65.0%	32,973	46.1%
Total operating expenses	38,362	95.4%	51,361	71.8%
Operating income	1,845	4.6%	20,131	28.2%
Other income (expense):
Interest income	6	0.0%	5	0.0%
Interest expense	(407)	-1.0%	(671)	-1.0%
Income before income taxes	1,444	3.6%	19,465	27.2%
Provision for income taxes	(101)	-0.3%	(7,460)	-10.4%
Net income	1,343	3.3%	12,005	16.8%
Net income attributable to noncontrolling interests	1,196	2.9%	659	0.9%
Net income attributable to B. Riley Financial, Inc.	$147	0.4%	$11,346	15.9%

Revenues.

The table below and the discussion that follows are based on how we analyze our business.

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015		Change
	Amount	%	Amount	%	Amount	%

Revenues - Serivces and Fees:
Capital Markets segment	$12,736	31.7%	$22,865	32.0%	$(10,129)	-44.3%
Auction and Liquidation segment	12,300	30.6%	23,134	32.4%	(10,834)	-46.8%
Valuation and Appraisal segment	15,169	37.7%	15,027	21.0%	142	0.9%
Subtotal	40,205	100.0%	61,026	85.4%	(20,821)	-34.1%

Revenues - Sale of goods
Auction and Liquidation	2	0.0%	10,466	14.6%	(10,464)	n/m

Total revenues	$40,207	100.0%	$71,492	100.0%	$(31,285)	-43.8%

n/m - Not applicable or not meaningful.

Total revenues decreased $31.3 million, to $40.2 million during the six months ended June 30, 2016 from $71.5 million during the six months ended June 30, 2015. The decrease in revenues during the six months ended June 30, 2016 was primarily due to a decrease in revenues from services and fees of $20.8 million and a decrease in revenues from the sale of goods of $10.5 million. The decrease in revenues from services and fees of $20.8 million in 2016 was primarily due to a decrease in revenues of $10.1 million in the capital markets segment and $10.8 million in the auction and liquidation segment, offset by an increase in revenues from services and fees of $0.1 million in the valuation and appraisal segment. The decrease in revenues from sale of goods of $10.5 million is primarily due to sale of retail goods that we acquired title to in March 2015 from the bankruptcy trustee of Schoenenreus. In 2015, we acquired title to the retail goods of Schoenenreus, a retailer of men’s, women’s and children’s shoes, clothing and accessories that operated 121 retail locations throughout the Netherlands and sold all such retail goods in the months of March and April 2015.

Revenues from services and fees in the capital markets segment decreased $10.1 million, to $12.7 million during the six months ended June 30, 2016 from $22.8 million during the six months ended June 30, 2015. The decrease in revenues was primarily due to a decrease in revenues of $8.4 million from investment banking fees, $0.7 million from trading income and $1.0 million from commissions, fees and other income primarily earned from research, sales and trading, and wealth management services. The decrease in revenues from investment banking fees in 2016 was primarily due to a decrease in the number of investment banking transactions where we acted as an advisor. The decrease in revenues from trading income in 2016 was primarily due to a decrease in income we earned from trading activities in our propriety trading account. The decrease in revenues from commissions, fees and other income primarily earned from research, sales and trading, and wealth management services was primarily due to a decrease in fees and commissions earned from research, sales and trading activities by B. Riley & Co., LLC, our broker dealer.

Revenues from services and fees in the auction and liquidation segment decreased $10.8 million, to $12.3 million during the six months ended June 30, 2016 from $23.1 million during the six months ended June 30, 2015. The decrease in revenues of $10.8 million was primarily due to a decrease in revenues of $12.5 million from services and fees from retail liquidation engagements, offset by an increase in revenues $1.7 million from services and fees in our wholesale and industrial auction division. The decrease in revenues from services and fees from retail liquidation engagements was primarily due to revenues we earned in the first half of 2015 from our participation in the joint venture involving the liquidation of inventory for the going-out-of-business sale of 133 Target stores located in Canada. In the first half of 2016, we did not have any similar large retail liquidation engagements that were completed. We are currently engaged to liquidate inventory for the going-out-of-business sale of Hancock Fabrics, Inc.’s retail stores in the United States and upon completion of the liquidation of inventory revenue will be recognized in the third quarter of 2016. The increase in revenues from services and fees in our wholesale and industrial division was primarily due to revenues from services and fees we earned on a large wholesale and industrial auction engagement that was completed in the first quarter of 2016.

Revenues from services and fees in the valuation and appraisal segment increased $0.1 million, to $15.1 million during the six months ended June 30, 2016 from $15.0 million during the six months ended June 30, 2016. The increase in revenues was primarily due to an increase in revenues of $0.4 million related to appraisal engagements where we perform valuations of intellectual property and business valuations and an increase in revenues of $0.1 million related to appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors, offset by a decrease in revenues of $0.3 million related to appraisal engagements where we perform valuations of machinery and equipment.

Operating Expenses

Direct Cost of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the six months ended June 30, 2016 and 2015 are as follows:

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Auction and	Valuation and		Auction and	Valuation and
	Liquidation	Appraisal		Liquidation	Appraisal
	Segment	Segment	Total	Segment	Segment	Total

Revenues - Services and fees	$12,300	$15,169		$23,134	$15,027
Direct cost of services	5,505	6,738	$12,243	8,920	6,397	$15,317

Gross margin on services and fees	$6,795	$8,431		$14,214	$8,630

Gross margin percentage	55.2%	55.6%		61.4%	57.4%

Total direct cost of services decreased $3.1 million, to $12.2 million during the six months ended June 30, 2016 from $15.3 million during the six months ended June 30, 2015. Direct cost of services in the auction and liquidation segment decreased $3.4 million, to $5.5 million during the six months ended June 30, 2016 from $8.9 million during the six months ended June 30, 2015. The decrease in expenses was primarily due to a decrease in the number of fee and commission type engagements in 2016 where we contractually bill fees, commissions and reimbursable expenses as compared to the same period in 2015 and a decrease in expenses we incurred during 2015 related to the retail liquidation engagement from operating the Schoenenreus stores in the Netherlands. Direct cost of services in the valuation and appraisal segment increased $0.3 million, to $6.7 million during the six months ended June 30, 2016 from $6.4 million during the six months ended June 30, 2015. The increase in direct costs of services in the valuation and appraisal segment was primarily due to an increase in payroll and related costs due to an increase in headcount in 2016 as compared to the same period in 2015.

Gross margin in the auction and liquidation segment for services and fees decreased to 55.2% of revenues during the six months ended June 30, 2016, as compared to 61.4% of revenues during the six months ended June 30, 2015. The decrease in the gross margin during the six months ended June 30, 2016 was primarily due to a change in the mix of fee type engagements in 2016 as compared to the same period in 2015. Gross margin in 2015 was favorably impacted from the revenues we earned from our participation in the joint venture involving the liquidation of inventory for the going-out-of-business sale of 133 Target stores located in Canada.

Gross margin in the valuation and appraisal segment for services and fees decreased to 55.6% of revenues during the six months ended June 30, 2016, as compared to 57.4% of revenues during the six months ended June 30, 2015. The decrease in the gross margin is primarily to due to the impact on the margins from the increase in payroll and related expenses incurred in 2016 as compared to the same period in 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the six months ended June 30, 2016 and 2015 were comprised of the following:

Selling, General and Administrative Expenses

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015		Change
	Amount	%	Amount	%	Amount	%

Capital Markets segment	$13,887	53.2%	$16,174	49.1%	$(2,287)	-14.1%
Auction and Liquidation segment	2,880	11.0%	6,567	19.8%	(3,687)	-56.1%
Valuation and Appraisal segment	4,296	16.4%	4,503	13.7%	(207)	-4.6%
Corporate and Other segment	5,054	19.4%	5,729	17.4%	(675)	-11.8%
Total selling, general & administrative expenses	$26,117	100.0%	$32,973	100.0%	$(6,856)	-20.8%

Total selling, general and administrative expenses decreased $6.9 million, or 20.8%, to $26.1 million during the six months ended June 30, 2016 from $33.0 million for the six months ended June 30, 2015. The decrease was primarily due to a decrease in selling, general and administrative expenses of (a) $2.3 million in the capital markets segment, (b) $3.7 million in the auction and liquidation segment, (c) $0.2 million in the valuation and appraisal segment, and (d) $0.7 million in corporate and other.

Selling, general and administrative expenses in the capital markets segment decreased $2.3 million, or 14.1%, to $13.9 million during the six months ended June 30, 2016 from $16.2 million for the six months ended June 30, 2015. The decrease in operating expenses of $2.3 million was primarily due to a decrease in incentive compensation as a result of the decrease in revenues from investment banking fees in 2016 as compared to the same period in 2015 discussed above.

Selling, general and administrative expenses in the auction and liquidation segment decreased $3.7 million, or 56.1%, to $2.9 million during the six months ended June 30, 2016 from $6.6 million for the six months ended June 30, 2015. The decrease was primarily due to a decrease in (a) consulting and professional fees of $2.0 million, (b) other operating expenses of $1.0 million, and (c) incentive compensation and other payroll related expenses of $0.7 during the six months ended June 30, 2016 as compared to the same period in 2015. The decrease in consulting and professional fees and incentive compensation and other payroll related expenses was primarily due to the decrease in income in the auction and liquidation segment during the six months ended June 30, 2016 as compared to the same period in 2015.

Selling, general and administrative expenses in the valuation and appraisal segment decreased $0.2 million, or 4.6%, to $4.3 million during the six months ended June 30, 2016 from $4.5 million for the six months ended June 30, 2015. The decrease in operating expenses of $0.2 million was primarily due to a decrease in payroll and related expenses in 2016 as compared to the same period in 2015.

Selling, general and administrative expenses for corporate and other decreased $0.7 million, or 11.8%, to $5.0 million during the six months ended June 30, 2016 from $5.7 million for the six months ended June 30, 2015. The decrease was primarily due to a decrease in payroll and related expenses of $1.7 million and other corporate expenses of $0.2 million during the six months ended June 30, 2016, offset by an increase in professional fees and other transaction costs of $1.2 million primarily related the acquisition of United Online, Inc. which was acquired on July 1, 2016.

Other Income (Expense). Other income includes interest income that was less than $0.1 million during each of the six month periods ended June 30, 2016 and 2015. Other expense also includes interest expense which decreased $0.3 million, to $0.4 million during the six months ended June 30, 2016 from $0.7 million for the six months ended June 30, 2015. The decrease in interest expense in 2016 was primarily due to a decrease in interest expense we incurred on our asset based credit facility since we had fewer borrowings outstanding during the six months ended June 30, 2016 as compared to the same period in 2015.

Income Before Income Taxes. Income before income taxes was $1.4 million during the six months ended June 30, 2016, a decrease of $18.1 million, from $19.5 million during the six months ended June 30, 2015. The decrease in income before income taxes was primarily due to a decrease in operating income of (a) $7.8 million in our capital markets segment, and (b) $11.1 million in our auction and liquidation segment, offset by a decrease in corporate overhead and other expenses of $0.7 million.

Provision For Income Taxes. Provision for income taxes was $0.1 million during the six months ended June 30, 2016, a decrease of $7.4 million, from $7.5 million during the six months ended June 30, 2015. The effective income tax rate was 7.0% during the six months ended June 30, 2016 compared to an effective income tax rate of 38.3% for the six months ended June 30, 2015. The effective income tax rate during the six months ended June 30, 2016 differs from the statutory rate of 34% was primarily due to the tax differential on net income attributable to noncontrolling interests.

Net Income Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interests represents the proportionate share of net income generated by Great American Global Partners, LLC, in which the Company has a 50% membership interest, that we do not own. The net income attributable to noncontrolling interests was $1.2 million during the six months ended June 30, 2016 compared to net income attributable to noncontrolling interests of $0.7 million during the six months ended June 30, 2015.

Net Income Attributable to the Company. Net income attributable to the Company for the six months ended June 30, 2016 was $0.1 million, a decrease of $11.2 million, from net income attributable to the Company of $11.3 million for the six months ended June 30, 2015. The decrease in net income during the six months ended June 30, 2016 as compared to the same period in 2015 was primarily due to the decrease in operating income in the capital markets segment and the auction and liquidation segment as discussed above.

Liquidity and Capital Resources

Our operations are funded through a combination of existing cash on hand, cash generated from operations, proceeds from the private placement of common stock, borrowings under our asset based credit facility and special purposes financing arrangements.  During the six months ended June 30, 2016 we generated net income of $0.1 and during the year ended December 31, 2015 we generated net income of $11.8 million. Our cash flows and profitability are impacted by the number and size of retail liquidation and capital markets engagements performed on a quarterly and annual basis.

As of June 30, 2016, we had $48.1 million of unrestricted cash, $12.1 million of restricted cash, net investments in securities of $18.7 million, and no borrowings outstanding under our credit facilities. We believe that our current cash and cash equivalents, funds available under our asset based credit facility and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and execute on our business plan.

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

Cash Flow Summary

	Six Months Ended
	June 30,
	2016	2015
	(Dollars in thousands)
Net cash provided by (used in):
Operating activities	$10,315	$36,816
Investing activities	(12,084)	4,537
Financing activities	19,796	(20,834)
Effect of foreign currecy on cash	84	9
Net decrease in cash and cash equivalents	$18,111	$20,528

Cash provided by operating activities was $10.3 million for the six months ended June 30, 2016, a decrease of $26.5 million, from cash provided by operating activities of $36.8 million for the six months ended June 30, 2015. Cash provided by operating activities for the six months ended June 30, 2016 includes net income of $0.1 million adjusted for noncash items and changes in operating assets and liabilities. The decrease in cash used in operating activities of $26.5 million was primarily due to (a) a decrease in net income to $11.8 million during the six months ended June 30, 2016, compared to net income of $0.1 million during the comparable period in 2015, (b) a decrease in non-cash charges and other items of $5.1 million, and (c) changes in operating assets and liabilities that generated a decrease of $10.2 million in cash flows from operations during the six months ended June 30, 2016 as compared to the same period in 2015.

Cash used in investing activities was $12.1 million for the six months ended June 30, 2016 compared to cash provided by investing activities of $4.5 million for the six months ended June 30, 2015. During the six months ended June 30, 2016, cash used in investing activities was primarily comprised of (a) an increase in restricted cash of $12.0 million and $0.1 million of cash used to purchase property and equipment. During the six months ended June 30, 2015, cash provided by investing activities was primarily comprised of (a) a decrease in restricted cash of $7.2 million, (b) $2.5 million of cash used in connection with the acquisition of MK Capital Advisors, LLC (“MK Capital”), a wealth management business with operations primarily in New York, in February 2015, and (c) $0.2 million of cash used to purchase property and equipment.

Cash provided by financing activities was $19.8 million during the six months ended June 30, 2016 compared to cash used in financing activities of $20.8 million during the six months ended June 30, 2015. During the six months ended June 30, 2016, cash provided by financing activities primarily consisted of (a) $22.8 million of net proceeds from the issuance of common stock in May 2016, (b) $1.3 million payment of contingent consideration in connection with the acquisition of MK Capital, (c) $0.3 million used to repay a revolving line of credit, and (d) $1.4 million of distributions to noncontrolling interests. During the six months ended June 30, 2015, cash used in financing activities consisted of (a) $18.5 million used to repay borrowings outstanding in 2015 on our asset based credit facility, (b) $1.4 million of distributions to noncontrolling interests, and (c) $1.0 million of dividends paid on our common stock, offset by proceeds from borrowings of $0.1 million under our revolving line of credit.

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

Credit Agreements

From time to time, we utilize our asset based credit facility with Wells Fargo Bank, National Association to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. Subject to certain limitations and offsets, we are permitted to borrow up to $100.0 million under the credit facility, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect), and the maturity date has been extended from July 16, 2013 to July 15, 2018. Borrowings under the credit facility are only made at the discretion of the lender and are generally required to be repaid within 180 days. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. On March 19, 2014, the Company entered into a separate credit agreement (a “UK Credit Agreement”) with an affiliate of Wells Fargo Bank, National Association which provides for the financing of transactions in the United Kingdom. The facility allows the Company to borrow up to 50 million British Pounds. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $100.0 million credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the credit agreement governing the credit facility. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. The credit facility also provides for success fees in the amount of 5% to 20% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related credit agreement. We typically seek borrowings on an engagement-by-engagement basis. The credit agreement governing the credit facility contains certain covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. At June 30, 2016, there was $11,896 of standby letters of credit issued and outstanding under the credit facility. There were no borrowings outstanding under this credit facility at June 30, 2016 and December 31, 2015.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which amends revenue recognition requirements for multiple deliverable revenue arrangements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The amendments should be applied retrospectively. In July 2015, the FASB approved a one-year deferral of the effective date with early adoption permitted. The Company has not yet adopted this update and is currently evaluating the impact it may have on its financial condition and results of operations.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in this update do not change the core principle of the guidance as noted above at ASU No. 2014-09. The amendments clarify the implementation guidance on principal versus agent considerations. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU No. 2014-09. The Company has not yet adopted this update and is currently evaluating the impact it may have on its financial condition and results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update involve simplification in several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update require both prospective and retrospective application with earlier application permitted as of the beginning of an interim or annual reporting period. The Company has not yet adopted this update and is currently evaluating the impact it may have on its financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of our fiscal quarter ended June 30, 2016. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

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

On January 19, 2015, a complaint (the “Complaint”) was filed against Great American Group, LLC, in the United States Bankruptcy Court for the District of Delaware (“Court”), adversary proceeding 15-50057 (MFW), by 9586 LLC asserting claims arising out of the Great American Group, LLC’s activities with respect to an auction of equipment in Colorado in October 2012.  This proceeding is pending in the bankruptcy cases of Abound Solar Manufacturing, LLC and certain of its affiliates (the “Debtors”), case no. 12-11974.  The Complaint asserts claims for breach of contract, negligence, fraud, unjust enrichment, negligent misrepresentation, nuisance, and violations of the Colorado Consumer Protection Act (“CCPA”).  In the Complaint, the plaintiff, a former landlord of the Debtors, generally alleges that Great American Group, LLC and a joint venture partner were responsible for contamination while performing services in connection with an auction of solar machinery, and is seeking approximately $9.7 million in damages.  In April 2015, Great American Group, LLC filed a Motion to Dismiss the Complaint. On March 1, 2016, the Court issued its Opinion on Great American Group, LLC’s Motion to Dismiss dismissing the unjust enrichment claim and the CCPA claim, but denied the motion with respect to the other claims. In April 2016, the Company filed an answer with the court denying the allegations in the complaint. We intend to continue to vigorously defend this action which we consider to be meritless. An adverse judgment in this matter could materially and adversely affect the Company and its financial condition.

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 28, 2016. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2015 could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. There were no material changes to the risk factors during the three months ended June 30, 2016, compared to the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2015, other than with respect to the risk factors described below.

Risks Related to the Acquisition of United Online, Inc. (“UOL”) and to our Business Following the UOL Acquisition

We may experience difficulties in realizing the expected benefits of the UOL Acquisition.

Our ability to achieve the benefits we anticipate from the UOL Acquisition will depend in large part upon whether we are able to achieve expected cost savings, manage UOL’s business and execute our strategy in an efficient and effective manner. Because our business and the business of UOL differ, we may not be able to manage UOL’s business smoothly or successfully and the process of achieving expected cost savings may take longer than expected. If we are unable to successfully manage the operations of UOL’s business, we may be unable to realize the cost savings and other anticipated benefits we expect to achieve as a result of the UOL acquisition. As a result, our business and results of operations could be adversely affected and the market price of our common stock could be negatively impacted.

The UOL Acquisition may cause disruptions in UOL’s business, which could have an adverse effect on our business, financial condition or results of operations following completion of the acquisition.

The UOL Acquisition could cause disruptions in the business of UOL. Specifically:

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

This could have an adverse effect on our business, financial condition or results of operations.

UOL may have liabilities that are not known, probable or estimable at this time.

As a result of the UOL Acquisition, UOL became our subsidiary. There could be unasserted claims or assessments that we failed or were unable to discover or identify in the course of performing due diligence investigations of UOL. In addition, there may be liabilities that are neither probable nor estimable at this time which may become probable and estimable in the future. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business and our prospects. We may learn additional information about UOL that adversely affects us, such as unknown, unasserted or contingent liabilities and issues relating to compliance with applicable laws.

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

UOL competes against large companies, many of whom have significantly more financial and marketing resources, and our business will suffer if we are unable to compete successfully.

UOL competes with numerous providers of broadband, mobile broadband and DSL services, as well as other dial-up Internet access providers, many of whom are large and have significantly more financial and marketing resources. The principal competitors for UOL’s mobile broadband and DSL services include, among others, local exchange carriers, wireless and satellite service providers, and cable service providers. These competitors include established providers such as AT&T, Verizon, Sprint, and T-Mobile. UOL’s principal dial-up Internet access competitors include established online service and content providers, such as AOL and MSN, and independent national Internet service providers, such as EarthLink and its PeoplePC subsidiary. Dial-up Internet access services do not compete favorably with broadband services with respect to connection speed and do not have a significant, if any, price advantage over certain broadband services. In addition, there are a number of mobile virtual network operators, some of which focus on pricing as their main selling point. Certain portions of the U.S., primarily rural areas, currently have limited or no access to broadband services. However, the U.S. government has indicated its intention to facilitate the provision of broadband services to such areas. Such expansion of the availability of broadband services will increase the competition for Internet access subscribers in such areas and will likely adversely affect the UOL business. In addition to competition from broadband, mobile broadband, and DSL providers, competition among dial-up Internet access service providers is intense and neither UOL’s pricing nor the features of UOL’s services provides us with a significant competitive advantage, if any, over certain of UOL’s dial-up Internet access competitors. We expect that competition, particularly with respect to price, for broadband, mobile broadband, and DSL services, as well as dial-up Internet access services, will continue and may materially and adversely impact our business, financial condition, results of operations, and cash flows.

Dial-up and DSL pay accounts may decline faster than expected and adversely impact our business.

A significant portion of UOL’s current communications segment revenues and profits come from dial-up Internet and DSL access services and related services and advertising revenues. UOL’s dial-up and DSL Internet access pay accounts and revenues have been declining and are expected to continue to decline due to the continued maturation of the market for dial-up and DSL Internet access, competitive pressures in the industry and limited sales efforts. Consumers continue to migrate to broadband access, primarily due to the faster connection and download speeds provided by broadband access. Advanced applications such as online gaming, music downloads and videos require greater bandwidth for optimal performance, which adds to the demand for broadband access. The pricing for basic broadband services has been declining as well, making it a more viable option for consumers. In addition, the popularity of accessing the Internet through tablets and mobile devices has been growing and may accelerate the migration of consumers away from dial-up Internet access. The number of dial-up Internet access pay accounts has been adversely impacted by both a decrease in the number of new pay accounts signing up for UOL’s services, as well as the impact of subscribers canceling their accounts, which we refer to as “churn.” Churn has increased from time to time and may increase in the future. If we experience a higher than expected level of churn, it will make it more difficult for us to increase or maintain the number of pay accounts, which could adversely affect our business, financial condition, results of operations, and cash flows.

We expect UOL’s dial-up and DSL Internet access pay accounts to continue to decline. As a result, related services revenues and the profitability of this segment may decline. The rate of decline in these revenues may continue to accelerate.

We may not be able to consistently make a high level of expense reductions in the future. Continued declines in revenues relating to the UOL business, particularly if such declines accelerate, will materially and adversely impact the profitability of this business.

Government regulations could adversely affect our business or force us to change our business practices.

The services that are provided by UOL are subject to varying degrees of federal, state and local regulation. UOL resells broadband Internet access services offered by other parties pursuant to wholesale agreements with those providers. In an order released in March 2015, the Federal Communications Commission (the “FCC”) classified retail broadband Internet access services as telecommunications services subject to regulation under Title II of the Communications Act. That ruling is subject to a pending appeal. The classification of retail broadband Internet access services as telecommunications services means that providers of these services are subject to the general requirement that their charges, practices and classifications for telecommunications services be “just and reasonable,” and that they refrain from engaging in any “unjust or unreasonable discrimination” with respect to their charges, practices or classifications. However, the FCC has not determined what, if any, regulations will apply to wholesale broadband Internet access services, and it is uncertain whether it will adopt requirements that will be favorable or unfavorable to us. It is also possible that the classification of retail broadband Internet access services will be overturned on appeal, that Congress will adopt legislation reversing that decision, or that a future FCC will reverse that decision.

Broadband Internet access is also currently classified as an “information service.” While current policy exempts broadband Internet access services (but not all broadband services) from contributing to the Universal Service Fund (“USF”), Congress and the FCC may consider expanding the USF contribution base to include broadband Internet access services. If broadband Internet access providers become subject to USF contribution obligations, they would likely impose a USF surcharge on end users. Such a surcharge will raise the effective cost of our broadband services to UOL’s customers, which could adversely affect customer satisfaction and have an adverse impact on our revenues and profitability.

Failure to make proper payments for federal USF contributions, FCC regulatory fees or other amounts mandated by federal and state regulations; failure to maintain proper state tariffs and certifications; failure to comply with federal, state or local laws and regulations; failure to obtain and maintain required licenses, franchises and permits; imposition of burdensome license, franchise or permit requirements for us to operate in public rights-of-way; and imposition of new burdensome or adverse regulatory requirements could limit the types of services we provide or the terms on which we provide these services.

We cannot predict the outcome of any ongoing legislative initiatives or administrative or judicial proceedings or their potential impact upon the communications and information technology industries generally or upon the UOL business specifically.

The FCC and some states require us to obtain prior approval of certain major merger and acquisition transactions, such as the acquisition of control of another telecommunications carrier. Delays in obtaining such approvals could affect our ability to close proposed transactions in a timely manner, and could increase our costs and increase the risk of non-consummation of some transactions.

Failure to increase or maintain the number of subscribers for UOL’s services could have a negative impact on advertising revenues and profitability.

UOL’s services currently generate advertising revenues from search placements, display advertisements and online market research associated with Internet access and email services. Our successful operation and management of UOL, including the ability to generate advertising revenues for UOL’s services, will depend in part upon our ability to increase or maintain the number of subscribers for UOL’s services. A decline in the number of subscribers using UOL’s services could result in decreased advertising revenues, and decreases in advertising revenues would adversely impact our profitability. The failure to increase or maintain the number of subscribers for UOL’s services could have a material adverse effect on advertising revenues and our profitability.

Interruption or failure of the network, information systems or other technologies essential to the UOL business could impair our ability to provide services relating to the UOL business, which could damage our reputation and harm our operating results.

Our successful operation of the UOL business depends on our ability to provide reliable service. Many of UOL’s products are supported by data centers. UOL’s network, data centers, central offices and those of UOL’s third-party service providers are vulnerable to damage or interruption from fires, earthquakes, hurricanes, tornados, floods and other natural disasters, terrorist attacks, power loss, capacity limitations, telecommunications failures, software and hardware defects or malfunctions, break ins, sabotage and vandalism, human error and other disruptions that are beyond our control. Some of the systems serving the UOL business are not fully redundant, and our disaster recovery or business continuity planning may not be adequate. The UOL business could also experience interruptions due to cable damage, theft of equipment, power outages, inclement weather and service failures of third-party service providers. The occurrence of any disruption or system failure or other significant disruption to business continuity may result in a loss of business, increase expenses, damage to reputation for providing reliable service, subject us to additional regulatory scrutiny or expose us to litigation and possible financial losses, any of which could adversely affect our business, results of operations and cash flows.

We may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future.

From time to time third parties have alleged that UOL infringes on their intellectual property rights, including patent rights. We may be unaware of filed patent applications and of issued patents that could be related to the products and services we acquired in the UOL Acquisition. These claims are often made by patent holding companies that are not operating companies. The alleging parties generally seek royalty payments for prior use as well as future royalty streams. Defending against disputes, litigation or other legal proceedings, whether or not meritorious, may involve significant expense and diversion of management’s attention and resources from other matters. Due to the inherent uncertainties of litigation, we may not prevail in these actions. Both the costs of defending lawsuits and any settlements or judgments against us could adversely affect our results of operations and cash flows.

We may be unable to hire and retain sufficient qualified personnel, and the loss of any personnel could adversely affect us.

Our ability to successfully operate the UOL business depends on the ability to hire and retain, as needed, key personnel, many of whom have significant experience in UOL’s industry and whose expertise is required to successfully manage and operate the UOL business. There is substantial and continuous competition for highly skilled personnel. Workforce reductions, the UOL Acquisition and any future acquisitions may affect our ability to retain or replace key personnel for the UOL business, harm employee morale and productivity or disrupt our business. Key personnel in the UOL business may depart because of issues relating to uncertainty or a desire not to remain with us following a workforce reduction, change in business strategy or acquisition. Finally, the loss of any of key personnel in the UOL business could impair our ability to execute our business strategy or otherwise have a material adverse effect on us.

If there are events or circumstances affecting the reliability or security of the Internet, access to the websites related to the UOL business and/or the ability to safeguard confidential information could be impaired causing a negative effect on the financial results of our business operations.

Despite the implementation of security measures, our website infrastructure and the website infrastructure of UOL may be vulnerable to computer viruses, hacking or similar disruptive problems caused by customers, other Internet users, other connected Internet sites, and the interconnecting telecommunications networks. Such problems caused by third-parties could lead to interruptions, delays or cessation of service to the customers of the UOL products and services. Inappropriate use of the Internet by third-parties could also potentially jeopardize the security of confidential information stored in our computer system, which may deter individuals from becoming customers. Although UOL has implemented security measures and we will maintain and supplement these measures, there can be no assurance that any such measures would not be circumvented in future. Dealing with problems caused by computer viruses or other inappropriate uses or security breaches may require interruptions, delays or cessation of service to customers, which could have a material adverse effect on our business, financial condition and results of operations.

The UOL business processes, stores and uses personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business.

The UOL business receives, stores and processes personal information and other customer data, and UOL enables customers to share their personal information with each other and with third parties. There are numerous federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other customer data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. We will generally comply with industry standards and are and will be subject to the terms of privacy policies and privacy-related obligations to third parties. We will strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or UOL’s practices. Any failure or perceived failure to comply with UOL’s privacy policies, privacy-related obligations to customers or other third parties, or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other customer data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause customers to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as customers, vendors or developers, violate applicable laws or policies, such violations may also put our customers’ information at risk and could in turn have an adverse effect on our business.

Our ability to utilize UOL’s net operating loss and tax credit carryforwards in the future is subject to substantial limitations and may be further limited as a result of the UOL Acquisition.

For U.S. federal income tax purposes, certain ownership changes can limit a corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income. As a result of the UOL Acquisition, such limitations will apply to our ability to utilize UOL’s net operating loss and tax credit carryforwards. These and other similar applicable limitations could result in increased future tax payments for us, which could have a material adverse effect on our business, financial condition or results of operations.

Litigation may distract us from operating our business.

Litigation that may be brought by or against us could cause us to incur significant expenditures and distract our management from the operation of our business, including UOL’s business. Furthermore, there can be no assurance that we would prevail in such litigation or resolve such litigation on terms favorable to us, which may adversely affect our financial results and operations.

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

B. Riley Financial, Inc.

Date: August 5, 2016	By:	/s/ PHILLIP J. AHN
Name: Phillip J. Ahn
Title: Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

2.1 (1)	Agreement and Plan of Merger, dated as of May 4, 2016, by and among B. Riley Financial, Inc., Unify Merger Sub, Inc., and United Online, Inc.+
10.1*	Fifth Amendment to Credit Agreement, dated June 10, 2016, by and among Great American Group WF, LLC, GA Retail, Inc. and Wells Fargo Bank, National Association
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1*†	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*†	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

+	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
*	Filed herewith.
†	These exhibits are being “furnished” and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2016.

