Form 10-Q
period 2016-09-30
B. Riley Financial, Inc.
filed 2016-11-15
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-54010

B. RILEY FINANCIAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-0223495
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

21255 Burbank Boulevard, Suite 400 Woodland Hills, CA	91367
(Address of Principal Executive Offices)	(Zip Code)

(818) 884-3737
(Registrant’s telephone number, including area code)

21860 Burbank Blvd., Suite 300 South, Woodland Hills, CA

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

As of November 11, 2016, there were 19,043,072 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

B. Riley Financial, Inc.

Quarterly Report on Form 10-Q

For The Quarter Ended September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,474	$30,012
Restricted cash	78,287	51
Securities owned, at fair value	9,028	25,543
Accounts receivable, net	15,112	9,472
Due from related parties	731	409
Advances against customer contracts	5,020	5,013
Goods held for sale or auction	9,145	37
Prepaid expenses and other current assets	4,543	2,415
Total current assets	148,340	72,952
Property and equipment, net	5,765	592
Goodwill	52,634	34,528
Other intangible assets, net	40,913	4,768
Deferred income taxes	11,509	18,992
Other assets	2,193	588
Total assets	$261,354	$132,420
Liabilities and Equity
Current liabilities:
Accounts payable	$4,188	$1,123
Accrued payroll and related expenses	9,404	7,178
Accrued value added tax	900	1,785
Accrued expenses and other liabilities	18,279	5,806
Auction and liquidation proceeds payable	—	672
Deferred revenue	3,863	—
Due to related parties	—	166
Securities sold not yet purchased	370	713
Acquisition consideration payable	10,381	—
Participating note payable	60,822	—
Mandatorily redeemable noncontrolling interests	2,764	2,994
Revolving credit facilities	—	272
Contingent consideration- current portion	1,219	1,241
Total current liabilities	112,190	21,950
Other liabilities	5,570	—
Contingent consideration, net of current portion	—	1,150
Total liabilities	117,760	23,100
Commitments and contingencies
B. Riley Financial, Inc. stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 40,000,000 shares authorized; 19,043,072 and 16,448,119 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	141,389	116,799
Retained earnings (deficit)	2,210	(6,305)
Accumulated other comprehensive loss	(1,098)	(1,058)
Total B. Riley Financial, Inc. stockholders' equity	142,503	109,438
Noncontrolling interests	1,091	(118)
Total equity	143,594	109,320
Total liabilities and equity	$261,354	$132,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues:
Services and fees	$50,300	$21,150	$90,505	$82,176
Sale of goods and products	6,666	122	6,668	10,588
Total revenues	56,966	21,272	97,173	92,764
Operating expenses:
Direct cost of services	12,841	5,213	25,084	20,530
Cost of goods sold	2,391	—	2,393	3,071
Selling, general and administrative expenses	22,727	12,782	48,844	45,755
Restructuring costs	3,585	—	3,585	—
Total operating expenses	41,544	17,995	79,906	69,356
Operating income	15,422	3,277	17,267	23,408
Other income (expense):
Interest income	26	5	32	10
Interest expense	(991)	(64)	(1,398)	(735)
Income before income taxes	14,457	3,218	15,901	22,683
Provision for income taxes	(6,083)	(600)	(6,184)	(8,060)
Net income	8,374	2,618	9,717	14,623
Net (loss) income attributable to noncontrolling interests	(565)	1,155	631	1,814
Net income attributable to B. Riley Financial, Inc.	$8,939	$1,463	$9,086	$12,809

Basic income per share	$0.47	$0.09	$0.51	$0.79
Diluted income per share	$0.47	$0.09	$0.50	$0.79

Cash dividends per share	$0.03	$0.20	$0.03	$0.26

Weighted average basic shares outstanding	18,977,072	16,243,425	17,805,127	16,199,931
Weighted average diluted shares outstanding	19,191,035	16,344,649	18,009,158	16,272,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$8,374	$2,618	$9,717	$14,623
Other comprehensive (loss) income:
Change in cumulative translation adjustment	(23)	(279)	(40)	(287)
Other comprehensive loss, net of tax	(23)	(279)	(40)	(287)
Total comprehensive income	8,351	2,339	9,677	14,336
Comprehensive (loss) income attributable to noncontrolling interests	(565)	1,155	631	1,814
Comprehensive income attributable to B. Riley Financial, Inc.	$8,916	$1,184	$9,046	$12,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

(Dollars in thousands)

							Accumulated
					Additional	Retained	Other
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Interests	Equity

Balance, January 1, 2015	—	$—	15,968,607	$2	$110,598	$(12,891)	$(648)	$18	$97,079
Issuance of common stock for acquisition of MK Capital, LLC and contingent equity consideration on February 2, 2015			333,333	—	4,657				4,657
Issuance of common stock			3,296	—	35				35
Vesting of restricted stock			6,216
Share based payments					1,133				1,133
Dividends paid						(4,241)			(4,241)
Net income for the nine months ended September 30, 2015						12,809		1,814	14,623
Foreign currency translation adjustment							(287)		(287)
Balance, September 30, 2015	—	$—	16,311,452	$2	$116,423	$(4,323)	$(935)	$1,832	$112,999

Balance, January 1, 2016	—	$—	16,448,119	$2	$116,799	$(6,305)	$(1,058)	$(118)	$109,320
Issuance of common stock for acquisition of MK Capital, LLC - contingent equity consideration on February 2, 2016			166,667	—					-
Vesting of restricted stock			7,306	—					-
Offering of common stock, net of offering expenses			2,420,980	—	22,759				22,759
Share based payments					1,831				1,831
Dividends paid						(571)			(571)
Net income for the nine months ended September 30, 2016						9,086		1,209	10,295
Foreign currency translation adjustment							(40)		(40)
Balance, September 30, 2016	—	$—	19,043,072	$2	$141,389	$2,210	$(1,098)	$1,091	$143,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$9,717	$14,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,381	634
Bad debt expense (recovery)	(178)	366
Loss on disposal of fixed assets	–	7
Share based compensation	1,831	1,192
Effect of foreign currency on operations	640	(363)
Non-cash interest	147	118
Deferred income taxes	1,839	5,451
Income allocated to mandatorily redeemable noncontrolling interests and redeemable noncontrolling interests	1,450	1,796
Change in operating assets and liabilities:
Accounts receivable and advances against customer contracts	(1,871)	13,177
Securities owned	16,515	407
Goods held for sale or auction	(8,447)	52
Prepaid expenses and other assets	1,410	9
Accounts payable and accrued expenses	3,175	5,371
Due from (due to) related parties	(488)	(3,916)
Securities sold, not yet purchased	(343)	5,735
Auction and liquidation proceeds payable	(672)	(665)
Deferred revenues	963	–
Other liabilities	(143)	–
Net cash provided by operating activities	27,926	43,994
Cash flows from investing activities:
Acquisition of MK Capital, net of cash acquired $45	–	(2,451)
Acquisition of United Online, net of cash acquired $125,542	(33,430)	–
Purchases of property and equipment	(297)	(196)
Proceeds from sale of property and equipment	15	4
(Increase) decrease in restricted cash	(78,161)	7,533
Net cash (used in) provided by investing activities	(111,873)	4,890
Cash flows from financing activities:
Repayment of asset based credit facility	(56,255)	(18,506)
Proceeds from borrowings under asset based credit facility	56,255
Proceeds from (repayment of) revolving line of credit	(272)	14
Proceeds from note payable - related party	–	4,500
Repayment of note payable - related party	–	(4,500)
Borrowings from participating note payable	61,400	–
Payment of contingent consideration	(1,250)	–
Proceeds from issuance of common stock	22,999	–
Offerring costs from issuance of common stock	(240)	–
Dividends paid	(571)	(4,241)
Payment of employment taxes on vesting of restricted stock	–	(24)
Distribution to noncontrolling interests	(1,680)	(1,797)
Net cash provided by (used in) financing activities	80,386	(24,554)
(Decrease) increase in cash and cash equivalents	(3,561)	24,330
Effect of foreign currency on cash	23	(8)
Net (decrease) increase in cash and cash equivalents	(3,538)	24,322
Cash and cash equivalents, beginning of period	30,012	21,600
Cash and cash equivalents, end of period	$26,474	$45,922
Supplemental disclosures:
Interest paid	$505	$303
Taxes paid	$409	$976

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

NOTE 1—ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

B. Riley Financial, Inc. and its subsidiaries (collectively the “Company”) provide investment banking and financial services to corporate, institutional and high net worth clients, and asset disposition, valuation and appraisal and capital advisory services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional services firms throughout the United States, Canada, and Europe, and with the acquisition of United Online, Inc. (“UOL”) on July 1, 2016, provide consumer internet access and related subscription services.

With the acquisition of UOL, the Company now operates in four operating segments: (i) Capital Markets, through which the Company provides investment banking, corporate finance, restructuring, research, sales and trading and wealth management services to corporate, institutional and high net worth clients; (ii) Auction and Liquidation, through which the Company provides auction and liquidation services to help clients dispose of assets that include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property; (iii) Valuation and Appraisal, through which the Company provides valuation and appraisal services to clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs and (iv) Communications, through which the Company provides consumer internet access and related subscription services.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of B. Riley Financial, Inc. and its wholly-owned and majority-owned subsidiaries. On July 1, 2016 B. Riley Financial, Inc. acquired UOL which is included in the consolidated financial statements for periods after July 1, 2016. The condensed consolidated financial statements also include the accounts of Great American Global Partners, LLC which is controlled by the Company as a result of its ownership of a 50% member interest, appointment of two of the three executive officers and significant influence over the funding of operations. The condensed consolidated financial statements also include the accounts of GA Retail Investments, L.P. which is controlled by the Company as a result of its ownership of a 50% partnership interest, appointment of executive officers and significant influence over the operations, and guarantee of certain amounts under the promissory note. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 28, 2016. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

 Commission and fees earned on the sale of goods at auction and liquidation sales are recognized when evidence of an arrangement exists, the sales price has been determined, title has passed to the buyer and the buyer has assumed the risks of ownership, and collection is reasonably assured. The commission and fees earned for these services are included in revenues in the accompanying consolidated statements of operations. Under these types of arrangements, revenues also include contractual reimbursable costs which totaled $1,607 and $1,921 for the three months ended September 30, 2016 and 2015, respectively, and $6,450 and $5,910 for the nine months ended September 30, 2016 and 2015, respectively.

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

Revenues in the Valuation and Appraisal segment are primarily comprised of fees for valuation and appraisal services. Revenues are recognized upon the delivery of the completed services to the related customers and collection of the fee is reasonably assured. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs which totaled $673 and $734 for the three months ended September 30, 2016 and 2015, respectively, and $2,059 and $2,156 for the nine months ended September 30, 2016 and 2015, respectively.

Revenues in the Communications segment are primarily comprised of services revenues, which are derived primarily from fees charged to pay accounts; advertising and other revenues; and products revenues, which are derived primarily from the sale mobile broadband service devices, including the related shipping and handling fees.

Service revenues are derived primarily from fees charged to pay accounts and are recognized in the period in which fees are fixed or determinable and the related services are provided to the customer. The Company’s pay accounts generally pay in advance for their services by credit card, PayPal, automated clearinghouse or check, and revenues are then recognized ratably over the service period. Advance payments from pay accounts are recorded on the condensed consolidated balance sheet as deferred revenue. In circumstances where payment is not received in advance, revenues are only recognized if collectibility is reasonably assured.

Advertising revenues consist primarily of amounts from the Company’s internet search partner that are generated as a result of users utilizing the partner’s internet search services and amounts generated from display advertisements. The Company recognizes such advertising revenues in the period in which the advertisement is displayed or, for performance-based arrangements, when the related performance criteria are met. In determining whether an arrangement exists, the Company ensures that a written contract is in place, such as a standard insertion order or a customer-specific agreement. The Company assesses whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of the Company’s internally-tracked performance data to the contractual performance obligation and, when available, to third-party or customer-provided performance data.

(d)	Direct Cost of Services

Direct cost of services relate to service and fee revenues in the Valuation and Appraisal, Auction and Liquidation and Communications segments. Direct cost of services for the Valuation and Appraisal segment consist of employee compensation and related payroll benefits, travel expenses, the cost of consultants assigned to revenue-generating activities and direct expenses billable to clients in the Valuation and Appraisal segment. Direct costs of services in the Auction and Liquidation segment include the cost of consultants and other direct expenses related to auction and liquidation contracts pursuant to commission and fee based arrangements and amounts for profit participation under collaborative arrangements in which the Company is a majority participant. Direct cost of services in the Communications segment include cost of telecommunications and data center costs, personnel and overhead-related costs associated with operating the Company’s networks and data centers, depreciation of network computers and equipment, third party advertising sales commissions, license fees, costs related to providing customer support, costs related to customer billing and processing of customer credit cards and associated bank fees. Direct cost of services does not include an allocation of the Company’s overhead costs.

(e)	Concentration of Risk

Revenue from one liquidation engagement represented 24.4% of total revenues during the three months ended September 30, 2016 and 15.6% of total revenues during the nine months ended September 30, 2016. Revenue from one wholesale auction and liquidation engagement represented 11.7% of total revenues during the three months ended September 30, 2015 and revenues from one liquidation engagement represented 14.0% of total revenues during the nine months ended September 30, 2015. Revenues in the Valuation and Appraisal segment and the Auction and Liquidation segment are currently primarily generated in the United States.

Revenues in the Capital Markets, Auction and Liquidation, Valuation and Appraisal and Communications segment are primarily generated in the United States, Canada and Europe. The Company’s activities in the Auction and Liquidation segment are executed frequently with, and on behalf of, distressed customers and secured creditors. Concentrations of credit risk can be affected by changes in economic, industry, or geographical factors. The Company seeks to control its credit risk and potential risk concentration through risk management activities that limit the Company’s exposure to losses on any one specific liquidation services contract or concentration within any one specific industry. To mitigate the exposure to losses on any one specific liquidation services contract, the Company sometimes conducts operations with third parties through collaborative arrangements.

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

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carry forwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carry forwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. Tax benefits of operating loss carry forwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carry forward period, and other circumstances. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced.

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

As of September 30, 2016, restricted cash included $76,343 of cash collateral related to a retail liquidation engagement in Australia, $1,119 of cash collateral for letters of credit, $292 of cash collateral for foreign exchange contracts and $533 cash segregated in a special bank accounts for the benefit of customers related to our broker dealer subsidiary and collateral for one of our telecommunication suppliers. As of December 31, 2015, restricted cash included $51 of cash segregated in a special reserve bank account for the benefit of customers related to our broker dealer subsidiary.

(j)	Accounts Receivable

Accounts receivable represents amounts due from the Company’s auction and liquidation, valuation and appraisal, capital markets customers and communication customers primarily from revenues earned from advertising. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. Bad debt expense and changes in the allowance for doubtful accounts for the three and nine months ended September 30, 2016 and 2015 are included in Note 3.

(k)	Advances Against Customer Contracts

Advances against customer contracts represent advances of contractually reimbursable expenses incurred prior to, and during the term of the auction and liquidation services contract. These advances are charged to expense in the period that revenue is recognized under the contract.

(l)	Goods Held for Sale or Auction

Goods held for sale or auction are stated at the lower of cost, determined by the specific-identification method, or market. At September 30, 2016, goods held for sale or auction includes retail inventory of $8,600 related to a retail liquidation engagement in the Netherlands, mobile broadband service devices and modems of $509 and aircraft parts and other with a carrying value of $36 (which includes a lower of cost or market adjustment of $1,331). At December 31, 2015, goods held for sale or auction includes aircraft parts and other with a carrying value of $37 (which includes a lower of cost or market adjustment of $1,330).

(m)	Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation and amortization expense was $531 and $102 for the three months ended September 30, 2016 and 2015, respectively, and $706 and $315 for the nine months ended September 30, 2016 and 2015, respectively.

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

As of September 30, 2016 and December 31, 2015, the Company’s securities owned and securities sold not yet purchased at fair value consisted of the following securities:

	September 30,	December 31,
	2016	2015
Securities owned
Common stocks	$1,352	$17,586
Corporate bonds	2,302	941
Partnership interests	5,374	7,016
	$9,028	$25,543

Securities sold not yet purchased
Corporate bonds	$370	$713

(o)	Fair Value Measurements

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

The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.

	Financial Assets and Liabilities Measured at Fair Value
	on a Recurring Basis at September 30, 2016, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	September 30,	identical assets	inputs	inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities owned
Common stocks	$1,352	$1,077	$-	$275
Corporate bonds	2,302	-	2,142	160
Partnership interests	5,374	-	2,973	2,401
Total assets measured at fair value	$9,028	$1,077	$5,115	$2,836

Liabilities:
Securities sold not yet purchased
Corporate bonds	$370	$-	$370	$-

Mandatorily redeemable noncontrolling interests issued after November 5, 2003	2,234	-	-	2,234

Contingent consideration	1,219	-	-	1,219
Total liabilities measured at fair value	$3,823	$-	$370	$3,453

	Financial Assets and Liabilities Measured at Fair Value
	on a Recurring Basis at December 31, 2015, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities owned
Common stocks	$17,586	$17,296	$-	$290
Corporate bonds	941	-	941	-
Partnership interests	7,016	-	5,250	1,766
Total assets measured at fair value	$25,543	$17,296	$6,191	$2,056

Liabilities:
Securities sold not yet purchased
Corporate bonds	$713	$-	$713	$-

Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,330	$-	$-	$2,330

Contingent consideration	$2,391	$-	$-	$2,391
Total liabilities measured at fair value	$5,434	$-	$713	$4,721

The changes in Level 3 fair value hierarchy during the nine months ended September 30, 2016 and 2015 is as follows:

	Level 3	Level 3 Changes During the Year				Level 3
	Balance at	Fair	Relating to	Purchases,	Transfer in	Balance at
	Beginning of	Value	Undistributed	Sales and	and/or out	End of
	Period	Adjustments	Earnings	Settlements	of Level 3	Period
Nine Months Ended September 30, 2016
Common stocks	$290	$(15)	$-	$-	$-	$275
Corporate bonds	-	(409)	-	569	-	160
Partnership interests	1,766	123	418	94	-	2,401
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	2,330	-	(96)	-	-	2,234
Contingent consideration	2,391	78	-	(1,250)	-	1,219

Nine Months Ended September 30, 2015
Common stocks	$319	$-	$-	$(293)	$-	$26
Partnership interests	-	41	-	1,125	-	1,166
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	2,285	-	(7)	-	-	2,278
Contingent consideration	-	2,347	-	-	-	2,347

The amount reported in the table above for the nine months ended September 30, 2016 and 2015 includes the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis. The fair value adjustment for contingent consideration in the table above during the nine months ended September 30, 2016 includes an adjustment for imputed interest of $78. The fair value adjustment for contingent consideration in the table above of $2,347 during the nine months ended September 30, 2015 includes the initial value of contingent consideration of $2,229 and an adjustment for imputed interest of $118.

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

(p) Contingent Consideration

In connection with the acquisition of MK Capital on February 2, 2015, the purchase agreement required the payment of contingent consideration to the former members of MK Capital in the form of future cash payments of $1,250 and issuance of 166,667 shares of common stock on the first anniversary date of the closing (February 2, 2016) and a final cash payment of $1,250 and issuance of 166,666 shares of common stock on the second anniversary date of the closing (February 2, 2017). The contingent cash consideration has been classified as a liability in the condensed balance sheets in accordance with ASC 805, “Business Combination” (“ASC 805”). The fair value of the contingent cash consideration has been discounted at 8.0%. The balance of the contingent consideration liability was $1,219 (discount of $31) at September 30, 2016. The balance of the contingent consideration liability was $2,391 (discount of $109) at December 31, 2015 and has been recorded as contingent consideration liability – current portion in the amount of $1,241 and contingent consideration liability, net of current portion in the amount of $1,150 in the condensed consolidated balance sheet. Imputed interest expense totaled $23 and $45 for the three months ended September 30, 2016 and 2015, respectively, and $78 and $118 for the nine months ended September 30, 2016 and 2015, respectively. The fair value of the contingent stock consideration has been classified as equity in accordance with ASC 805. The contingent cash and stock consideration is payable on the first and second anniversary dates of the closing provided that MK Capital generates a minimum amount of gross revenues as defined in the purchase agreement for the twelve months following the first and second anniversary dates of the closing. MK Capital achieved the minimum amount of revenues for the first anniversary period and the contingent cash consideration in the amount of $1,250 and contingent stock consideration consisting of 166,667 shares of common stock for such first anniversary period was paid and issued on February 2, 2016.

(q) Derivative and Foreign Currency Translation

The Company periodically uses derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain auction and liquidation engagements with operations outside the United States. During the nine months ended September 30, 2016, the Company’s use of derivatives consisted of the purchase of forward exchange contracts (a) in the amount of $10,200 Canadian dollars that was settled at various periods prior to August 31, 2016, (b) in the amount of $20,000 Australian dollars to be settled on December 30, 2016, and (c) 5,600 Euro’s to be settled on December 30, 2016.  During the nine months ended September 30, 2015, the Company’s use of derivatives consisted of the purchase of forward exchange contracts totaling $16,870 Canadian dollars that were settled prior to November 30, 2015.  The net loss from the foreign exchange contracts was $76 and $115 during the three and nine months ended September 30, 2016, respectively, and the net gain from the foreign exchange contracts was $68 and $28 during the three and nine months ended September 30, 2015, respectively. These amounts are reported as a component of selling, general and administrative expenses in the condensed consolidated financial statements.

The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country's currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders' equity as a component of accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. Foreign currency transaction losses were $511 and $196 during the three months ended September 30, 2016 and 2015, respectively and $531 and $252 during the nine months ended September 30, 2016 and 2015, respectively. These amounts are included in selling, general and administrative expenses in our condensed consolidated statements of operations.

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

In August 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for us in our first quarter of fiscal year 2019, but early application is permitted. The Company has not yet adopted this update and is currently evaluating the impact it may have on its financial condition and results of operations.

NOTE 3— AQUISITIONS AND RESTRUCTURING CHARGE

Acquisition of United Online, Inc.

On May 4, 2016, the Company entered into a definitive agreement and plan of merger to acquire all of the outstanding common stock of UOL, a provider of consumer internet access and related subscription services, for $11.00 per share, or approximately $169,354 in aggregate merger consideration. The consideration represented approximately $43,811 in cash consideration from the Company after taking into account UOL’s cash balance at closing of which $10,381 remains payable at September 30, 2016, which is included in acquisition consideration payable in the condensed consolidated balance sheet, pending the outcome of the legal matter more fully described in Note 10.  The shareholders of UOL approved the acquisition on June 29, 2016 and customary closing conditions were satisfied and the acquisition was completed on July 1, 2016. The acquisition of UOL allows the Company to benefit from the expected cash flows of UOL due in part to planned synergies from the elimination of duplicate overhead functions with the Company. The acquisition of UOL is accounted for using the purchase method of accounting.

The assets and liabilities of UOL, both tangible and intangible, were recorded at their estimated fair values as of the July 1, 2016 acquisition date for UOL. The application of the purchase method of accounting resulted in goodwill of $18,107 which represents expected overhead synergies and acquired workforce. Acquisition related costs, such as legal, accounting, valuation and other professional fees related to the acquisition of UOL were charged against earnings in the amount of $35 and $957 and included in selling, general and administrative expenses in the condensed consolidated statement of operations for the three and nine month periods ended September 30, 2016. The preliminary purchase accounting for the acquisition has been accounted for as a stock purchase with all of the recognized goodwill is expected to be non-deductible for tax purposes.

The preliminary purchase price allocation was as follows:

Total consideration	$169,354

Tangible assets acquired and assumed:
Cash and cash equivalents	$125,542
Restricted cash	482
Accounts receivables	3,850
Inventory	624
Property and equipment	5,536
Prepaid expenses and other assets	6,437
Accounts payable	(4,874)
Accrued expenses and other liabilities	(10,344)
Deferred revenue	(2,900)
Deferred tax liabilities	(5,742)
Other liabilities	(5,196)
Customer relationships	33,300
Advertising relationships	100
Trade name and trademarks	1,100
Internally developed software	3,333
Goodwill	18,106
$169,354

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and UOL, as though it had occurred as of January 1, 2016 and January 1, 2015. The pro forma financial information presented includes the effects of adjustments related to the amortization charges from the acquired intangible assets and the elimination of certain activities excluded from the transaction. The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

	Pro Forma Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$56,966	$42,738	$133,627	$161,702
Net income attributable to B. Riley Financial, Inc.	$4,398	$1,389	$341	$9,635

Proforma basic earnings per share	$0.23	$0.09	$0.02	$0.59
Proforma diluted earnings per share	$0.23	$0.08	$0.02	$0.59

Weighted average basic shares outstanding	18,977,072	16,243,425	17,805,127	16,199,931
Weighted average diluted shares outstanding	19,191,035	16,344,649	18,009,158	16,272,953

Restructuring Charge

During the third quarter of 2016, after completing the acquisition of UOL, the Company initiated cost savings measures which included a reduction in force for certain corporate and administrative employees of UOL. The reduction in force resulted in a restructuring charge of $3,187 for employee termination costs in the Communications segment. In the third quarter of 2016, the Company also entered into a sublease and consolidated one of the offices of the Company with the former corporate offices of UOL. The sublease resulted in a restructuring charge of $398 related to office closure costs. The related accruals are included in accrued expenses and other liabilities in the condensed consolidated balance sheet. The following table summarizes the restructuring charges during 2016:

	Communications	Corporate and
	Segment	Other	Total
Expensed during 2016:
Employee termination costs	$3,187	$-	$3,187
Office closure	-	398	398
Total expended during the 2016	3,187	398	3,585
Paid during 2016	2,946	-	2,946
Accrued balance at September 30, 2016	$241	$398	$639

NOTE 4— ACCOUNTS RECEIVABLE

The components of accounts receivable, net, include the following:

	September 30,	December 31,
	2016	2015
Accounts receivable	$12,360	$8,417
Investment banking fees, commissions and other receivables	742	709
Unbilled receivables	2,188	435
Total accounts receivable	15,290	9,561
Allowance for doubtful accounts	(178)	(89)
Accounts receivable, net	$15,112	$9,472

Additions and changes to the allowance for doubtful accounts consist of the following:

	Three Months Ended		Nime Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance, beginning of period	$86	$973	$89	$728
Add: Additions to reserve	428	111	488	366
Less: Write-offs	(15)	-	(49)	-
Less: Recoveries	(321)	(289)	(350)	(299)
Balance, end of period	$178	$795	$178	$795

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

NOTE 5— GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $52,634 at September 30, 2016 is comprised of $28,840 in the Capital Markets segment, $1,975 in the Auction and Liquidation segment, $3,713 in the Valuation and Appraisal segment and $18,106 in the Communications segment. Goodwill of $34,528 at December 31, 2015 is comprised of $28,840 in the Capital Markets segment, $1,975 in the Auction and Liquidation segment and $3,713 in the Valuation and Appraisal segment.

Intangible assets consisted of the following:

		September 30, 2016			December 31, 2015
		Gross			Gross
		Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Useful Life	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Customer relationships	4 to 13 Years	$36,900	$1,948	$34,952	$3,600	$572	$3,028
Advertising relationships	8 Years	100	3	97	-	-	-
Internally developed software	1 to 4 Years	3,333	275	3,058	-	-	-
Tradenames	8 Years	1,100	34	1,066	-	-	-
		41,433	2,260	39,173	3,600	572	3,028
Non-amortizable assets:
Tradenames		1,740	-	1,740	1,740	-	1,740
Total intangible assets		$43,173	$2,260	$40,913	$5,340	$572	$4,768

Amortization expense was $1,465 and $111 for the three months ended September 30, 2016 and 2015, respectively, and $1,688 and $319 for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016, estimated future amortization expense is $1,465, $5,632, $5,403, $5,299 and $4,917 for the years ended December 31, 2016 (remaining three months), 2017, 2018, 2019 and 2020, respectively. The estimated future amortization expense after December 31, 2020 is $16,457.

NOTE 6— CREDIT FACILITIES

Credit facilities consist of the following arrangements:

(a)	$100,000 Asset Based Credit Facility

At September 30, 2016, the Company has a $100,000 asset based credit facility pursuant to a Second Amended and Restated Credit Agreement as amended from time to time (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo Bank”). The credit facility currently expires on July 15, 2018. On March 19, 2014, the Company entered into a separate credit agreement (a “UK Credit Agreement”) with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom. The facility allows the Company to borrow up to 50 million British Pounds. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $100,000 credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. On October 5, 2016 the Company amended the Credit Agreement to add the Company’s Canadian subsidiary in order to facilitate borrowings to fund retail liquidation transactions in Canada. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The interest rate for each revolving credit advance under the Credit Agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility also provides for success fees in the amount of 5% to 20% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. Interest expense totaled $813 (including success fees of $732 and amortization of deferred loan fees of $23) for the three months ended September 30, 2016 and $1,087 (including success fees of $732 and amortization of deferred loan fees of $69) for the nine months ended September 30, 2016. Interest expense totaled $22 (comprised of amortization of deferred loan fees) for the three months ended September 30, 2015 and $343 (including success fees of $119 and amortization of deferred loan fees of $69) for the nine months ended September 30, 2015. At September 30, 2016, there was $300 of standby letters of credit issued and outstanding under the credit facility. There were no borrowings outstanding under this credit facility at September 30, 2016 and December 31, 2015.

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

On May 17, 2011, Great American Group Advisory & Valuation Services, LLC, a majority owned subsidiary of the Company (“GAAV”), entered into a Loan and Security Agreement (Accounts Receivable Line of Credit) (the “Line of Credit”) with BFI Business Finance (“BFI”). The Line of Credit was collateralized by the accounts receivable of GAAV and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Line of Credit, with maximum borrowings not to exceed $2,000. The interest rate under the Line of Credit was the prime rate plus 2% (6.5% at December 31, 2015), payable monthly in arrears. The Line of Credit was amended effective February 3, 2012 and the maximum borrowings allowed was increased from $2,000 to $3,000. On December 7, 2015, the Company notified BFI to terminate the Line of Credit, all outstanding amounts under the Line of Credit were repaid on January 27, 2016 and the Line of Credit was terminated upon maturity on February 3, 2016. At December 31, 2015, there was $3,922 of accounts receivable as collateral for the Line of Credit and the total borrowings outstanding was $272 and $2,738 was available and unused. Interest expense totaled $77 for the nine months ended September 30, 2016. Interest expense totaled $9 and $75 for the three and nine months ended September 30, 2015, respectively.

NOTE 7— NOTES PAYABLE

In March 2015, the Company had capital deployed for three retail liquidation engagements. On March 10, 2015, the Company borrowed $4,500 from Riley Investment Partners, L.P. (“RIP”) in accordance with the subordinated unsecured promissory note (the “RIP Note”). The principal amount of $4,500 for the RIP Note accrued interest at the rate of 10% per annum (or 15% in the event of a default under the RIP Note). The borrowings were for short-term working capital needs and capital for other retail liquidation engagements. RIP was also entitled to a success fee (the “Success Fee”) of 20% of the net profit, if any, earned by the Company in connection with a designated liquidation transaction. Pursuant to the terms of the RIP Note, under no circumstances was the Company obligated to pay RIP any portion of the combined amount of interest and the Success Fee which exceeded twelve percent (12%) of the $4,500 principal amount of the RIP Note. The outstanding principal amount, together with the accrued and unpaid interest and the Success Fee, were due and payable by the Company on March 9, 2016. The RIP Note was subordinated in certain respects to the Company’s guaranty relating to its existing credit facility with Wells Fargo Bank, National Association and, in the event of certain insolvency proceedings, with respect to such credit facility itself, as well as to any other indebtedness of the Company to the extent required by the documents governing the repayment thereof. Interest expense on the RIP Note totaled $181 and $207 for the three and nine months ended September 30, 2015, respectively. The RIP Note was repaid on May 4, 2015.

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

In August 2016, the Company formed GA Retail Investments, L.P., a Delaware limited partnership, (the “Partnership”) which required the Company to contribute $15,350. The Partnership borrowed $80,000 Australian dollars from a third party investor in connection with its’ formation and the $80,000 Australian dollars exchanged for a 50% special limited partnership interest in the Partnership. The Partnership was formed to provide funding for the retail liquidation engagement we entered into to liquidate the Masters Home Improvement stores. The $80,000 Australian participating note payable is non-interest bearing, shares in 50% of the all of the profits and losses of the Partnership and is subject to repayment upon the completion of the going-out-of-business sale of Masters Home Improvement stores as defined in the partnership agreement. Although the terms of the participating note payable include the issuance of an 50% equity interest in the Partnership, sharing in all profits and losses of the Partnership, and no repayment until certain events occur, in accordance with ASC 480 Distinguishing Liabilities From Equity, this financial instrument has been classified as a participating note payable in the current liabilities of the liability section of the condensed consolidated financial statements. The balance of the participating note payable at September 30, 2016 is $60,822.

NOTE 8— INCOME TAXES

The Company’s effective income tax rate was 38.9% and 35.5% for the nine months ended September 30, 2016 and 2015, respectively. The effective income tax rate for the each of the nine month periods ended September 30, 2016 and 2015 is lower than the statutory federal and state income tax rate due to the tax differential on net income attributable to noncontrolling interests during such periods.

As of September 30, 2016, the Company had federal net operating loss carry forwards of $12,023, state net operating loss carry forwards of $13,886, and foreign tax credit carry forwards of $1,121. The Company’s federal net operating loss carry forwards will expire in the tax year ending December 31, 2030, the state net operating loss carry forwards will expire in 2032, and the foreign tax credit carry forwards will expire in 2022. As a result of the acquisition of UOL, the Company also has an additional $14,700 of estimated federal net operating loss carryforwards that are available to offset future federal taxable income. The UOL net operating loss carryforwards will expire in 2019.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss and tax credit carry forwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carry forward period, and other circumstances. As a result of the common stock offering by the Company that was completed on September 5, 2014, the Company had a more than 50% ownership shift in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of September 30, 2016, the Company believes that the net operating loss that existed as of the more than 50% ownership shift will be utilized in future tax periods before the loss carry forwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2012 to 2015. The Company and its subsidiaries’ state tax returns are also open to audit under similar statutes of limitations for the same tax years.

NOTE 9— EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Basic common shares outstanding exclude 66,000 common shares at September 30, 2016 and 2015 that are held in escrow and subject to forfeiture as a result of the failure to achieve certain performance targets specified in connection with the transaction with Alternative Asset Management Acquisition Corp. in 2009 (the “Acquisition”). The 66,000 common shares issued to the former members of Great American Group, LLC are subject to forfeiture upon the final settlement of claims for goods held for sale in connection with the Acquisition. Dilutive common shares outstanding includes contingently issuable shares that are currently in escrow and subject to release if the conditions for the final settlement of claims for goods held for sale in connection with the Acquisition was satisfied at the end of the respective periods.

Basic and diluted earnings per share was calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income attributable to B. Riley Financial, Inc.	$8,939	$1,463	$9,086	$12,809

Weighted average shares outstanding:
Basic	18,977,072	16,243,425	17,805,127	16,199,931
Effect of dilutive potential common shares:
Restricted stock units and non-vested shares	169,311	56,349	159,376	28,147
Contingently issuable shares	44,652	44,875	44,655	44,875
Diluted	19,191,035	16,344,649	18,009,158	16,272,953

Basic income per share	$0.47	$0.09	$0.51	$0.79
Diluted income per share	$0.47	$0.09	$0.50	$0.79

Securities that could potentially dilute earnings per share in the future that were excluded from the computation of diluted net income per share related to restricted stock units were 650,019 shares and 448,793 shares for the three months ended September 30, 2016 and 2015, respectively, and 659,954 shares and 475,995 shares for the nine months ended September 30, 2016 and 2015, respectively, because the effect would have been antidilutive.

NOTE 10— COMMITMENTS AND CONTINGENCIES

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

On July 5, 2016, Quadre Investments LP (“Quadre”) filed a petition with the Delaware Court of Chancery (the “Court”) seeking a determination of fair value for 943,769 shares of common stock of UOL in connection with the acquisition of UOL by the Company. Such transaction gave rise to appraisal rights pursuant to Section 262 of the General Corporation Law of the State of Delaware. As a result, Quadre is entitled to petition the Court to receive fair value as determined by the Court. The Company does not believe that the fair value of each share exceeds $11.00 per share, the acquisition consideration paid to UOL stockholders pursuant to the agreement to acquire UOL, and the Company intends to contest the petition. As of September 30, 2016, the Company has recorded approximately $10,381 of acquisition consideration payable and approximately $154 of accrued interest payable in connection with the Quadre petition.

NOTE 11— SHARE BASED PAYMENTS

During the nine months ended September 30, 2016, the Company granted equity incentive rewards representing 518,735 shares of common stock with a total fair value of $4,949 to certain employees and directors of the Company. Such equity incentive awards consisted of restricted stock units subject to vesting representing 518,735 shares of common stock. During the year ended December 31, 2015, the Company granted equity incentive rewards representing 527,372 shares of common stock with a total fair value of $5,255 to certain employees and directors of the Company. Such equity incentive awards consisted of restricted stock units subject to vesting representing 521,772 shares of common stock and stock bonus awards of 5,600 fully vested shares of common stock. The vesting periods for the equity incentive awards generally range from one to three years. Share based compensation expense was $834 and $1,831 for the three and nine months ended September 30, 2016, respectively. Share based compensation expense was $727 and $1,193 for the three and nine months ended September 30, 2015, respectively.

The restricted stock units generally vest over a period of one to three years based on continued service. In determining the fair value of restricted stock units on the grant date, the fair value is adjusted for (a) estimated forfeitures, (b) expected dividends based on historical patterns and the Company’s anticipated dividend payments over the expected holding period and (c) the risk-free interest rate based on U.S. Treasuries for a maturity matching the expected holding period. As of September 30, 2016, the expected remaining unrecognized share based compensation expense of $6,223 will be expensed over a weighted average period of 1.8 years.

A summary of equity incentive award activity for the periods indicated was as follows:

		Weighted
		Average
	Shares	Fair Value
Nonvested at December 31, 2015	325,905	$9.97
Granted	518,735	9.54
Vested	(7,306)	9.59
Forfeited	(18,004)	9.92
Nonvested at September 30, 2016	819,330	$9.70

NOTE 12— NET CAPITAL REQUIREMENTS

B. Riley & Co., LLC (“BRC”), a subsidiary of the Company, is a registered broker-dealer and, accordingly, is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) which requires BRC to maintain minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1.  As of September 30, 2016, BRC had net capital of $7,644 (an excess of $7,286).  BRC’s net capital ratio for September 30, 2016 was 0.48 to 1.

NOTE 13— RELATED PARTY TRANSACTIONS

On March 10, 2015, the Company borrowed $4,500 from RIP in accordance with the RIP Note. The borrowings were for short-term working capital needs and capital for other retail liquidation engagements. The principal amount of $4,500 for the RIP Note accrued interest at the rate of 10% per annum (or 15% in the event of a default under the RIP Note) and included a Success Fee as more fully described in Note 7. Riley Investment Management LLC, a wholly owned subsidiary of the Company, is the general partner of RIP. Bryant Riley, the Chief Executive Officer and Chairman of the Board of Directors of the Company, owns or controls approximately 45% of the equity interests of the RIP. In addition, Thomas Kelleher, the President and a director of the Company, and one other employee of the Company, own or control de minimis amounts of the equity interests of RIP. After considering the economic interests of Mr. Riley and Mr. Kelleher in the RIP Note and comparing the terms of the RIP Note to terms that may have been available from unaffiliated third parties, the disinterested members of our Board of Directors unanimously approved the issuance of the RIP Note. Interest expense on the RIP Note totaled $181 and $207 for the three and nine months ended September 30, 2015, respectively. The RIP Note was repaid on May 4, 2015.

At September 30, 2016 and December 31, 2015, amounts due from related party of $460 and $409, respectively, represented amounts due from GACP I, L.P, of which Great American Capital Partners, LLC, a wholly owned subsidiary of the Company, is the general partner, for management fees and other operating expenses. At September 30, 2016, amounts due from related party also included $271 due from CA Global Partners, LLC (“CA Global”). At December 31, 2015, amounts due to related party of $166 represent amounts due to CA Global. CA Global is one of the members of Great American Global Partners, LLC.

In connection with the offering of $28,750 of Senior Notes as more fully described in Note 15, certain members of management and the Board of Directors of the Company purchased $2,731 or 9.5% of the Senior Notes offered by the Company.

NOTE 14— BUSINESS SEGMENTS

The Company’s operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally. The Company has several operating subsidiaries through which it delivers specific services. The Company provides investment banking, corporate finance, restructuring, research, wealth management, sales and trading services to corporate, institutional and high net worth clients. The Company also provides auction and liquidation services to help clients dispose of assets that include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property and valuation and appraisal services to clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs. As a result of the acquisition of UOL on July 1, 2016, the Company provides consumer services and products over the internet.

The Company’s business in 2015 was previously classified by management into the Capital Markets segment, Auction and Liquidation segment and Valuation and Appraisal segment. In 2016, with the acquisition of UOL, the Company’s business is classified into the Capital Markets segment, Auction and Liquidation segment, Valuation and Appraisal segment and Communications segment. These reportable segments are all distinct businesses, each with a different marketing strategy and management structure.

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Capital markets reportable segment:
Revenues - Services and fees	10,063	$7,478	$22,799	$30,343
Selling, general, and administrative expenses	(8,692)	(7,310)	(22,535)	(23,234)
Depreciation and amortization	(362)	(134)	(406)	(384)
Segment income (loss)	1,009	34	(142)	6,725
Auction and Liquidation reportable segment:
Revenues - Services and fees	17,058	5,727	29,358	28,861
Revenues - Sale of goods	6,503	122	6,505	10,588
Total revenues	23,561	5,849	35,863	39,449
Direct cost of services	(4,365)	(1,722)	(9,870)	(10,642)
Cost of goods sold	(2,223)	-	(2,225)	(3,071)
Selling, general, and administrative expenses	(3,957)	(1,260)	(6,759)	(7,725)
Depreciation and amortization	(25)	(45)	(103)	(147)
Segment income	12,991	2,822	16,906	17,864
Valuation and Appraisal reportable segment:
Revenues - Services and fees	7,696	7,945	22,865	22,972
Direct cost of services	(3,549)	(3,491)	(10,287)	(9,888)
Selling, general, and administrative expenses	(2,136)	(2,000)	(6,379)	(6,434)
Depreciation and amortization	(19)	(35)	(72)	(104)
Segment income	1,992	2,419	6,127	6,546
Communications
Revenues - Services and fees	15,483	-	15,483	-
Revenues - Sale of products	163	-	163	-
Total revenues	15,646	-	15,646	-
Direct cost of services	(4,927)	-	(4,927)	-
Cost of goods sold	(168)	-	(168)	-
Selling, general, and administrative expenses	(2,276)	-	(2,276)	-
Depreciation and amortization	(1,665)	-	(1,665)	-
Restructuring costs	(3,187)	-	(3,187)	-
Segment income	3,423	-	3,423	-

Consolidated operating income from reportable segments	19,415	5,275	26,314	31,135
Corporate and other expenses (including restructuring costs of $398 during the three and nine months ended September 30, 2016)	(3,993)	(1,998)	(9,047)	(7,727)
Interest income	26	5	32	10
Interest expense	(991)	(64)	(1,398)	(735)
Income before income taxes	14,457	3,218	15,901	22,683
Provision for income taxes	(6,083)	(600)	(6,184)	(8,060)
Net income	8,374	2,618	9,717	14,623
Net (loss) income attributable to noncontrolling interests	(565)	1,155	631	1,814
Net income attributable to B. Riley Financial, Inc.	$8,939	$1,463	$9,086	$12,809

Capital expenditures:
Capital Markets segment	$23	$-	$55	$108
Auction and Liquidation segment	-	-	2	-
Valuation and Appraisal segment	3	7	19	24
Communications segment	207	-	207	-
Corporate and Other	6	18	14	64
Total	$239	$25	$297	$196

	As of	As of
	September 30,	December 31,
	2016	2015
Total assets:
Capital markets segment	$51,747	$54,882
Auction and Liquidation segment	57,890	45,892
Valuation and Appraisal segment	12,208	12,171
Communications segment	70,371	-
Corporate and other	69,138	19,475
Total	$261,354	$132,420

NOTE 15— SUBSEQUENT EVENTS

On November 2, 2016, the Company issued $28,750 of Senior Notes, interest payable quarterly at 7.5% commencing January 31, 2017. The Senior Notes are unsecured and due and payable in full on October 31, 2021. In connection with the issuance of the Senior Notes, the Company received net proceeds of $27,892 (after underwriting commissions and fees of $858). In connection with the offering of the Senior Notes, certain members of management and the Board of Directors of the Company purchased $2,731 or 9.5% of the Senior Notes offered by the Company.

On November 13, 2016, the Company’s Board of Directors approved a regular dividend of $0.08 per share and special dividend of $0.17 per share, which will both be paid on or about December 14, 2016 to stockholders of record on November 29, 2016.

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

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: volatility in our revenues and results of operations; changing conditions in the financial markets; our ability to generate sufficient revenues to achieve and maintain profitability; the short term nature of our engagements; the accuracy of our estimates and valuations of inventory or assets in “guarantee” based engagements; competition in the asset management business, potential losses related to our auction or liquidation engagements; our dependence on communications, information and other systems and third parties; potential losses related to purchase transactions in our auction and liquidations business; the potential loss of financial institution clients; potential losses from or illiquidity of our proprietary investments; changing economic and market conditions; potential liability and harm to our reputation if we were to provide an inaccurate appraisal or valuation; potential mark-downs in inventory in connection with purchase transactions; failure to successfully compete in any of our segments; loss of key personnel; our ability to borrow under our credit facilities as necessary; failure to comply with the terms of our credit agreements; our ability to realize the benefits of our acquisitions, including our ability to achieve anticipated opportunities and operating cost savings, and accretion to reported earnings estimated to result from acquisitions in the time frame expected by management or at all; the effect of competition; and our ability to meet future capital requirements.

Except as otherwise required by the context, references in this Annual Report to “the “Company,” “B. Riley,” “we,” “us” or “our” refer to the combined business of B. Riley Financial, Inc. and all of its subsidiaries.

Overview

B. Riley Financial, Inc. and its subsidiaries (NASDAQ: RILY) provide collaborative financial services and solutions through several subsidiaries, including:

•	B. Riley & Co., LLC (“BRC”), a mid-sized, full service investment bank providing financial advisory, corporate finance, research, and sales & trading services to corporate, institutional and high net worth individual clients;

•	B. Riley Capital Management, LLC, an Securities and Exchange Commission (“SEC”) registered investment advisor, which includes:

o	B. Riley Asset Management, an advisor to certain public and private funds and to institutional and high net worth investors;
o	B. Riley Wealth Management (formerly MK Capital Advisors), a multi-family office practice and wealth management firm focused on the needs of ultra-high net worth individuals and families; and
o	Great American Capital Partners, LLC (“GACP”), the general partner of a private fund, GACP I, L.P. a direct lending fund that provides senior secured loans and second lien secured loan facilities to middle market public and private U.S. companies.

•	Great American Group, LLC, a leading provider of asset disposition and auction solutions to a wide range of retail and industrial clients; and

•	Great American Group Advisory and Valuation Services, LLC, a leading provider of appraisal and valuation services for asset based lenders, private equity firms and corporate clients.

•	United Online Inc. “(UOL”), a communications company that offers consumer subscription services and products, consisting of internet access services and devices under the NetZero and Juno brands primarily sold in the United States.

We are headquartered in Los Angeles with offices in major financial markets throughout the United States and Europe.

With the acquisition of UOL on July 1, 2016, for financial reporting purposes we now classify our businesses into four operating segments: (i) capital markets, (ii) auction and liquidation, (iii) valuation and appraisal and (iv) communications.

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

Communications Segment. Our communications segment offers consumer subscription services consisting of Internet access under the NetZero and Juno brands. Internet access includes paid dial-up, mobile broadband and DSL subscription services. The Company also offers email, Internet security, web hosting services, and other services.

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

On May 4, 2016, the Company entered into a definitive agreement and plan of merger to acquire UOL for $11.00 per share, or approximately $169.4 million in aggregate merger consideration. The consideration represents approximately $44.0 million in cash consideration from the Company after taking into account the projected UOL cash balance at closing.  The shareholders of UOL voted to approve the acquisition on June 29, 2016, and customary closing conditions were satisfied and the acquisition was completed on July 1, 2016.

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

In August 2016, the Company was engaged to liquidate the going-out-of-business sale of 63 Masters Home Improvement stores located throughout Australia. As part of the liquidation engagement we provided a minimum guarantee of amounts to be realized from the liquidation of inventory. We formed a limited partnership with a third party investor which required us to contribute $15.4 million, in connection with our general and limited partnership interest, and we borrowed $61.4 million from a third party investor. The $61.4 million of borrowing from the third party investor was contributed into the Partnership in exchange for a 50% special limited partnership interest in the Partnership. The participating note payable is non-interest bearing, shares in 50% of the all of the profits and losses of the Partnership and is subject to repayment upon the completion of the going-out-of-business sale of Masters Home Improvement stores as defined in the partnership agreement. Although the terms of the participating note payable include the issuance of an 50% equity interest in the Partnership, sharing in all profits and losses of the Partnership, and no repayment until certain events occur, in accordance with ASC 480 Distinguishing Liabilities From Equity, this financial instrument has been classified as participating note payable in the current liabilities of the liability section of the condensed consolidated financial statements. As the general partner in the Partnership and ownership of a 50% interest in the Partnership, the Company controls the Partnership since the limited partners has limited voting rights. These funds from the Partnership were used to deposit cash in the amount of $76.3 million to guarantee our performance under the terms of the retail liquidation agreement. Since the Company controls the limited partnership, all of the assets and liabilities of the limited partnership are included in our consolidated condensed balance sheet and statement of operations. In connection with this transaction and the formation of the limited partnership the Company has a participating note payable in the amount of $60.8 million included in current liabilities in our our condensed consolidated balance sheet.

In September 2016, we were engaged to liquidate the inventory of 130 stores of MS Mode in the Netherlands. As part of the retail liquidation engagement we purchased $10.3 million of inventory and commenced the sale of retail inventory. The retail liquidation engagement is expected to end in November 2016.

On November 2, 2016, the Company issued $28.75 million of Senior Notes due in 2021, interest payable quarterly at 7.5% commencing January 31, 2017. The Senior Notes are unsecured and due and payable in full on October 31, 2021. In connection with the issuance of the Senior Notes the Company received net proceeds of $27.9 million (after underwriting commissions and fees of $0.9 million). In connection with the offering of $28.75 million of Senior Notes, certain members of management and the Board of Directors of the Company purchased $2.7 or 9.5% of the Senior Notes offered by the Company.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, reserves for accounts receivable and slow moving goods held for sale or auction, the carrying value of goodwill and other intangible assets, fair value measurements, share based compensation and accounting for income tax valuation allowances can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended September 30, 2016 other than the revenue recognition and other accounting policies related to the acquisition of UOL on July 1, 2016 which are included in the notes to this quarterly report of Form 10-Q.

Results of Operations

The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Condensed Consolidated Statements of Operations

(Dollars in thousands)

	Three Months September 30, 2016		Three Months September 30, 2015
	Amount	%	Amount	%
Revenues:
Services and fees	$50,300	88.3%	$21,150	99.4%
Sale of goods	6,666	11.7%	122	0.6%
Total revenues	56,966	100.0%	21,272	100.0%

Operating expenses:
Direct cost of services	12,841	22.5%	5,213	24.5%
Cost of goods sold	2,391	4.2%	-	0.0%
Selling, general and administrative expenses	22,727	39.9%	12,782	60.1%
Restructuring costs	3,585	6.3%	-	0.0%
Total operating expenses	41,544	72.9%	17,995	84.6%
Operating income	15,422	27.1%	3,277	15.4%
Other income (expense):
Interest income	26	0.0%	5	0.0%
Interest expense	(991)	-1.7%	(64)	-0.3%
Income before income taxes	14,457	25.4%	3,218	15.1%
Provision for income taxes	(6,083)	-10.7%	(600)	-2.8%
Net income	8,374	14.7%	2,618	12.3%
Net income attributable to noncontrolling interests	(565)	-1.0%	1,155	5.4%
Net income attributable to B. Riley Financial, Inc.	$8,939	15.7%	$1,463	6.9%

Revenues.

The table below and the discussion that follows are based on how we analyze our business.

	Three Months Ended		Three Months Ended
	September 30, 2016		September 30, 2015		Change
	Amount	%	Amount	%	Amount	%

Revenues - Serivces and Fees:
Capital Markets segment	$10,063	17.7%	$7,478	35.2%	$2,585	34.6%
Auction and Liquidation segment	17,058	29.9%	5,727	26.9%	11,331	197.9%
Valuation and Appraisal segment	7,696	13.5%	7,945	37.3%	(249)	-3.1%
Communications segment	15,483	27.2%	-	n/m	15,483	n/m
Subtotal	50,300	88.3%	21,150	99.4%	29,150	137.8%

Revenues - Sale of goods
Auction and Liquidation segment	6,503	11.4%	122	0.6%	6,381	5230.3%
Communications segment	163	0.3%	-	n/m	163	n/m
Subtotal	6,666	11.7%	122	0.6%	6,544	5363.9%

Total revenues	$56,966	100.0%	$21,272	100.0%	$35,694	167.8%

n/m - Not applicable or not meaningful.

Total revenues increased $35.7 million, to $57.0 million during the three months ended September 30, 2016 from $21.3 million during the three months ended September 30, 2015. The increase in revenues during the three months ended September 30, 2016 was primarily due to an increase in revenues from services and fees of $29.2 million and an increase in revenues from the sale of goods of $6.5 million. The increase in revenues from services and fees of $29.2 million in 2016 was primarily due to an increase in revenues of (a) $2.6 million in the capital markets segment, (b) $11.3 million in the auction and liquidation segment, and (c) $15.5 million in the communications segment from the acquisition of UOL on July 1, 2016, offset by a decrease of $0.2 million in the valuation and appraisal segment. The increase in revenues from sale of goods of $6.5 million is primarily due to sale of retail goods that we acquired title to in September 2016 from the bankruptcy trustee of MS Mode, a retailer of women’s apparel that operates 130 retail locations throughout the Netherlands.

Capital Markets

Revenues from services and fees in the capital markets segment increased $2.6 million, to $10.1 million during the three months ended September 30, 2016 from $7.5 million during the three months ended September 30, 2015. The increase in revenues was primarily due to an increase in revenues of $2.0 million from investment banking fees, $0.3 million from trading income and $0.3 million from commissions, fees and other income primarily earned from research, sales and trading, and wealth management services. The increase in revenues from investment banking fees in 2016 was primarily due to an increase the number of investment banking transactions where we acted as an advisor. The increase in revenues from trading income in 2016 was primarily due to an increase in income we earned from trading activities in our propriety trading account. The increase in revenues from commissions, fees and other income primarily earned from research, sales and trading, and wealth management services was primarily due to an increase in fees and commissions earned from research, sales and trading activities by B. Riley & Co., LLC, our broker dealer.

Auction and Liquidations

Revenues from services and fees in the auction and liquidation segment increased $11.3 million, to $17.0 million during the three months ended September 30, 2016 from $5.7 million during the three months ended September 30, 2015. The increase in revenues of $11.3 million was primarily due to an increase in revenues of $15.6 million from services and fees from retail liquidation engagements, offset by a decrease in revenues of $4.3 million from services and fees in our wholesale and industrial auction division. The increase in revenues from services and fees from retail liquidation engagements was primarily due to revenues we earned in the third quarter of 2016 from the liquidation of inventory for the going-out-of-business sale of 185 Hancock Fabric stores in the United States. In the third quarter or 2015, we did not have any similar large retail liquidation engagements that were completed. The decrease in revenues from services and fees in our wholesale and industrial division was primarily due to a decrease in the number of wholesale and industrial auction engagements in the second quarter of 2016 as compared to the same period in 2015.

Valuations and Appraisal

Revenues from services and fees in the valuation and appraisal segment decreased $0.2 million, to $7.7 million during the three months ended September 30, 2016 from $7.9 million during the three months ended September 30, 2015. The decrease in revenues was primarily due to a decrease in revenues of $0.6 million related to appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors, offset by an increase in revenues of $0.4 million related to appraisal engagements where we perform valuations of machinery and equipment.

Communications

Revenues from services and fees in the communications segment of $15.5 million in 2016 were the result of the acquisition of UOL on July 1, 2016.  These revenues include $11.2 million in services and fees primarily from customer paid accounts related to our internet access and related subscription services and $4.3 million in advertising revenues from internet display advertising and search related to our email and internet access services. Over the past several years revenues from paid subscription services have declined year over year as a result of a decline in the number of paid subscribers for our services.  Management believes the decline in paid subscriber accounts is primarily attributable to the industry trends of consumers switching from dial-up internet access to high speed internet access such as cable and DSL.  Management expects revenues in the communications segment to continue to decline year over year.

Operating Expenses

Direct Cost of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the three months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30, 2016				Three Months Ended September 30, 2015
	Auction and	Valuation and			Auction and	Valuation and
	Liquidation	Appraisal	Communications		Liquidation	Appraisal	Communications
	Segment	Segment	Segment	Total	Segment	Segment	Segment	Total

Revenues - Services and fees	$17,058	$7,696	$15,483		$5,727	$7,945	$-
Direct cost of services	4,365	3,549	4,927	$12,841	1,722	3,491	-	$5,213

Gross margin on services and fees	$12,693	$4,147	$10,556		$4,005	$4,454	$-

Gross margin percentage	74.4%	53.9%	68.2%		69.9%	56.1%	n/m

* n/m -not applicable or not meaningful

Total direct cost of services increased $7.6 million, to $12.8 million during the three months ended September 30, 2016 from $5.2 million during the three months ended September 30, 2015. Direct cost of services increased by (a) $2.7 million in the auction and liquidation segment, (b) $0.1 million in the valuation and appraisal segment, and (c) $4.9 million in the communications segment as a result of the acquisition of UOL on July 1, 2016. Direct cost of services in the auction and liquidation segment increased $2.7 million, to $4.4 million during the three months ended September 30, 2016 from $1.7 million during the three months ended September 30, 2015. The increase in direct costs in the auction and liquidation segment was primarily due to an increase in direct costs related to the MS Mode retail liquidation engagement described above. Direct cost of services in the valuation and appraisal segment increased $0.1 million, to $3.6 million during the three months ended September 30, 2016 from $3.5 million during the three months ended September 30, 2015. The increase in direct costs of services in the valuation and appraisal segment was primarily due to an increase in payroll and related costs due to an increase in headcount in 2016 as compared to the same period in 2015.

Auction and Liquidation

Gross margin in the auction and liquidation segment for services and fees increased to 74.4% of revenues during the three months ended September 30, 2016, as compared to 69.9% of revenues during the three months ended September 30, 2015. The increase in the gross margin during the nine months ended September 30, 2016 was primarily due to a change in the mix of fee type engagements in 2016 as compared to the same period in 2015. The gross margin in 2016 was favorably impacted from the revenues we earned from the liquidation of 185 Hancock Fabric stores that was completed in the third quarter of 2016.

Valuation and Appraisal

Gross margin in the valuation and appraisal segment for services and fees decreased to 53.9% of revenues during the three months ended September 30, 2016, as compared to 56.1% of revenues during the three months ended September 30, 2015. The decrease in the gross margin is primarily to due to the impact on the margins from the increase in payroll and related expenses incurred in 2016 as compared to the same period in 2015 in the valuation and appraisal segment.

Communications

Gross margin in the communications segment of $10.6 million or 68.2% of revenues were the result of the acquisition of UOL on July 1, 2016. Direct costs in the communications segment of $4.9 includes telecommunications and data center costs, personnel and overhead-related costs associated with operating our networks and data centers, depreciation of network computers and equipment, third party advertising sales commissions, license fees, costs related to providing customer support, costs related to customer billings and processing of customer credit cards and associated bank fees.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended September 30, 2016 and 2015 were comprised of the following:

Selling, General and Administrative Expenses

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015		Change
	Amount	%	Amount	%	Amount	%

Capital Markets segment	$9,054	39.9%	$7,444	58.3%	$1,610	21.6%
Auction and Liquidation segment	3,982	17.5%	1,305	10.2%	2,677	205.1%
Valuation and Appraisal segment	2,155	9.5%	2,035	15.9%	120	5.9%
Communications segment	3,941	17.3%	-	n/m	3,941	n/m
Corporate and Other segment	3,595	15.8%	1,998	15.6%	1,597	79.9%
Total selling, general & administrative expenses	$22,727	100.0%	$12,782	100.0%	$9,945	77.8%

* n/m - not applicable or not meaningful

Total selling, general and administrative expenses increased $9.9 million, or 77.8%, to $22.7 million during the three months ended September 30, 2016 from $12.8 million for the three months ended September 30, 2015. The increase was primarily due to an increase in selling, general and administrative expenses of (a) $1.6 million in the capital markets segment, (b) $2.7 million in the auction and liquidation segment, (c) $0.1 million in the valuation and appraisal segment, (d) $3.9 million in the communications segment as a result of the acquisition of UOL on July 1, 2016, and $1.6 million in corporate and other.

Capital Markets

Selling, general and administrative expenses in the capital markets segment increased $1.6 million, or 21.6%, to $9.1 million during the three months ended September 30, 2016 from $7.4 million for the three months ended September 30, 2015. The increase in expenses of $1.6 million was primarily due to an increase in (a) payroll and related expenses of $0.4 million due to an increase in headcount, (b) incentive compensation of $1.1 million as a result of the increase in revenues from investment banking fees in 2016 as compared to the same period in 2015, and (c) other selling and general administrative expenses of $0.1 million.

Auction and Liquidation

Selling, general and administrative expenses in the auction and liquidation segment increased $2.7 million, to $4.0 million during the three months ended September 30, 2016 from $1.3 million for the three months ended September 30, 2015. The increase in expenses of $2.7 million was primarily due to an increase in (a) incentive compensation of $1.4 million as a result of the increase in revenues and operating income of the auction and liquidation segment in 2016 as compared to the same period in 2015, (b) consulting and professional fees of $0.6 million and (c) other operating expenses of $0.7 million. The increase in consulting and professional fees was primarily due to an increase in legal and accounting fees incurred in connection with the start of the MS Mode retail liquidation engagement in the Netherlands and Masters retail liquidation engagement in Australia during the third quarter of 2016. The increase in other operating expenses was primarily related to an increase in travel expenses and other administrative expenses during the three months ended September 30, 2016 as compared to the same period in 2015.

Valuation and Appraisal

Selling, general and administrative expenses in the valuation and appraisal segment increased $0.1 million, or 5.9%, to $2.1 million during the three months ended September 30, 2016 from $2.0 million for the three months ended September 30, 2015. The increase in operating expenses of $0.1 million was primarily due to an increase in outside consulting expenses that were incurred in connection with our appraisal engagements in 2016 as compared to the same period in 2015.

Communications

Selling, general and administrative expenses in the communications segment of $3.9 million in 2016 were the result of the acquisition of UOL on July 1, 2016. These expenses include $1.2 million of technology and development expenses, $0.4 million of sales and marketing expenses, $2.5 million of general and administrative expenses, $1.4 million of amortization of intangibles, offset by $1.6 million from a recovery of an insurance dispute. Technology and development expenses include expenses for product development, maintenance of existing software, technology and websites. Sales and marketing expenses include expenses associated personnel and overhead-related expenses for marketing, customer service, and advertising sales personnel to acquire and retain paid subscribers. Expenses associated with generating advertising revenues include sales commissions and personnel-related expenses. General and administrative expenses consist of personnel-related expenses for management in the communications segment, facilities, internal customer support personnel and personnel associated with operating our corporate systems. Amortization of intangibles includes amortization expense related to customer lists, advertising relationships, tradenames and internally developed software.

Corporate

Selling, general and administrative expenses for corporate and other increased $1.6 million, or 79.9%, to $3.6 million during the three months ended September 30, 2016 from $2.0 million for the three months ended September 30, 2015. The increase was primarily due to an increase in payroll and related expenses of $1.4 million and professional fees of $0.2 million. The increase in payroll and related expenses was primarily due an increase in incentive compensation accrued during the quarter as a result of the increase in operating income of the Company during the three months ended September 30, 2016 as compared to the same period in 2015.

Restructuring Charge. Restructuring charges of $3.6 million during the three months ended September 30, 2016 include $3.2 million of employee termination costs related to a reduction in personnel in the corporate offices of UOL after our acquisition of UOL on July 1, 2016 and $0.4 million of charges related to combining our corporate office location with the offices of UOL.

Other Income (Expense). Other income includes interest income that was less than $0.1 million during each of the three month periods ended September 30, 2016 and 2015. Other expense also includes interest expense which increased $0.9 million, to $1.0 million during the three months ended September 30, 2016 from $0.1 million for the three months ended September 30, 2015. The increase in interest expense was primarily due to an increase in interest expense we incurred on our asset based credit facility during the three months ended September 30, 2016 as compared to the same period in 2015.

Income Before Income Taxes. Income before income taxes was $14.5 million during the three months ended September 30, 2016, an increase of $11.3 million, from $3.2 million during the three months ended September 30, 2015. The increase in income before income taxes was primarily due to an increase in operating income of (a) $1.0 million in our capital markets segment, (b) $10.2 million in our auction and liquidation segment, and (c) operating income in 2016 of $3.4 million from our communications as a result of the acquisition of UOL on July 1, 2016, offset by (a) a decrease in operating income of $0.5 million in our valuation and appraisal segment, and (b) restructuring charges of $0.4 million.

Provision For Income Taxes. Provision for income taxes was $6.1 million during the three months ended September 30, 2016, an increase of $5.5 million, from $0.6 million during the three months ended September 30, 2015. The effective income tax rate was 42.1% during the three months ended September 30, 2016 compared to an effective income tax rate of 18.6% for the three months ended September 30, 2015. The effective income tax rate during the nine months ended September 30, 2016 increased from the comparable period in 2015 primarily due to the tax differential on net income attributable to noncontrolling interests.

Net (Loss) Income Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interests represents the proportionate share of net income generated by Great American Global Partners, LLC and GA Retail Investments, L.P., in which the Company has a 50% membership or partnership interest, that we do not own. The net loss attributable to noncontrolling interests was $0.6 million during the three months ended September 30, 2016 compared to net income attributable to noncontrolling interests of $1.2 million during the three months ended September 30, 2015.

Net Income Attributable to the Company. Net income attributable to the Company for the three months ended September 30, 2016 was $8.9 million, an increase of $7.4 million, from net income attributable to the Company of $1.5 million for the three months ended September 30, 2015. The increase in net income during the three months ended September 30, 2016 as compared to the same period in 2015 was primarily due to an increase in operating income in the auction and liquidation segment, capital markets segment and results from our communication segment as a result of the acquisition of UOL on July 1, 2016 as discussed above, offset by a decrease in operating income in the valuation and appraisal segment.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Condensed Consolidated Statements of Operations

(Dollars in thousands)

	Nine Months September 30, 2016		Nine Months September 30, 2015
	Amount	%	Amount	%
Revenues:
Services and fees	$90,505	93.1%	$82,176	88.6%
Sale of goods	6,668	6.9%	10,588	11.4%
Total revenues	97,173	100.0%	92,764	100.0%

Operating expenses:
Direct cost of services	25,084	25.8%	20,530	22.1%
Cost of goods sold	2,393	2.5%	3,071	3.3%
Selling, general and administrative expenses	48,844	50.2%	45,755	49.4%
Restructuring costs	3,585	3.7%	-	0.0%
Total operating expenses	79,906	82.2%	69,356	74.8%
Operating income	17,267	17.8%	23,408	25.2%
Other income (expense):
Interest income	32	0.0%	10	0.0%
Interest expense	(1,398)	-1.4%	(735)	-0.7%
Income before income taxes	15,901	16.4%	22,683	24.5%
Provision for income taxes	(6,184)	-6.4%	(8,060)	-8.7%
Net income	9,717	10.0%	14,623	15.8%
Net income attributable to noncontrolling interests	631	0.7%	1,814	2.0%
Net income attributable to B. Riley Financial, Inc.	$9,086	9.4%	$12,809	13.8%

Revenues.

The table below and the discussion that follows are based on how we analyze our business.

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015		Change
	Amount	%	Amount	%	Amount	%
Revenues - Serivces and Fees:
Capital Markets segment	$22,799	23.5%	$30,343	32.7%	$(7,544)	-24.9%
Auction and Liquidation segment	29,358	30.2%	28,861	31.1%	497	1.7%
Valuation and Appraisal segment	22,865	23.5%	22,972	24.8%	(107)	-0.5%
Communications segment	15,483	15.9%	-	n/m	15,483	n/m
Subtotal	90,505	93.1%	82,176	88.6%	8,329	10.1%

Revenues - Sale of goods
Auction and Liquidation segment	6,505	6.7%	10,588	11.4%	(4,083)	-38.6%
Communications segment	163	0.2%	-	n/m	163	n/m
Subtotal	6,668	6.9%	10,588	11.4%	(3,920)	-37.0%

Total revenues	$97,173	100.0%	$92,764	100.0%	$4,409	4.8%

 n/m - Not applicable or not meaningful.

Total revenues increased $4.4 million, to $97.2 million during the nine months ended September 30, 2016 from $92.8 million during the nine months ended September 30, 2015. The increase in revenues during the nine months ended September 30, 2016 was primarily due to an increase in revenues from services and fees of $8.3 million, offset by a decrease in revenues from the sale of goods of $3.9 million. The increase in revenues from services and fees of $8.3 million in 2016 was primarily due to an increase in revenues of $15.5 million from the communications segment as a result of the acquisition of UOL on July 1, 2016 and $0.5 million in the auction and liquidation segment, offset by a decrease in revenues of $7.6 million in the capital markets segment and $0.1 million in the valuation and appraisal segment. The decrease in revenues from sale of goods of $4.1 million is primarily due a decrease in the sale of retail goods from retail liquidation engagements in the Netherlands during the nine months ended September 30, 2016 as compared to the same period in 2015.

Capital Markets

Revenues from services and fees in the capital markets segment decreased $7.5 million, to $22.8 million during the nine months ended September 30, 2016 from $30.3 million during the nine months ended September 30, 2015. The decrease in revenues was primarily due to a decrease in revenues of $6.4 million from investment banking fees, $0.3 million from trading income and $0.8 million from commissions, fees and other income primarily earned from research, sales and trading, and wealth management services. The decrease in revenues from investment banking fees in 2016 was primarily due to a decrease in the number of investment banking transactions where we acted as an advisor. The decrease in revenues from trading income in 2016 was primarily due to a decrease in income we earned from trading activities in our propriety trading account. The decrease in revenues from commissions, fees and other income primarily earned from research, sales and trading, and wealth management services was primarily due to a decrease in fees and commissions earned from research, sales and trading activities by B. Riley & Co., LLC, our broker dealer.

Auction and Liquidation

Revenues from services and fees in the auction and liquidation segment increased $0.5 million, to $29.4 million during the nine months ended September 30, 2016 from $28.9 million during the nine months ended September 30, 2015. The increase in revenues of $0.4 million was primarily due to an increase in revenues of $3.0 million from services and fees from retail liquidation engagements, offset by a decrease in revenues $2.5 million from services and fees in our wholesale and industrial auction division. The increase in revenues from services and fees from retail liquidation engagements was primarily due to an increase in the number of retail liquidation engagements we completed in the first nine months of 2016 as compared to the same period in 2015. The decrease in revenues from services and fees in our wholesale and industrial division was primarily due a decrease in the number and volume of wholesale and industrial auction engagements that were completed in the first nine months of 2016 as compared to the same period in 2016.

Valuation and Appraisal

Revenues from services and fees in the valuation and appraisal segment decreased $0.1 million, to $22.9 million during the nine months ended September 30, 2016 from $23.0 million during the nine months ended September 30, 2016. The decrease in revenues was primarily due to a decrease in revenues of $0.6 million related to appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors, offset by an increase in revenues of $0.4 million related to appraisal engagements where we perform valuations of machinery and equipment and $0.1 million where we perform valuations of intellectual property and business valuations.

Communications

Revenues from services and fees in the communications segment of $15.5 million in 2016 were the result of the acquisition of UOL on July 1, 2016.  These revenues include $11.2 million in services and fees primarily from customer paid accounts related to our internet access and related subscription services and $4.3 million in advertising revenues from internet display advertising and search related to our email and internet access services. Over the past several years revenues from paid subscription services have declined year over year as a result of a decline in the number of paid subscribers for our services.  Management believes the decline in paid subscriber accounts is primarily attributable to the industry trends of consumers switching from dial-up internet access to high speed internet access such as cable and DSL.  Management expects revenues in the communications segment to continue to decline year over year.

Operating Expenses

Direct Cost of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the nine months ended September 30, 2016 and 2015 are as follows:

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015
	Auction and	Valuation and			Auction and	Valuation and
	Liquidation	Appraisal	Communications		Liquidation	Appraisal	Communications
	Segment	Segment	Segment	Total	Segment	Segment	Segment	Total

Revenues - Services and fees	$29,358	$22,865	$15,483		$28,861	$22,972	$-
Direct cost of services	9,870	10,287	4,927	$25,084	10,642	9,888	-	$20,530

Gross margin on services and fees	$19,488	$12,578	$10,556		$18,219	$13,084	$-

Gross margin percentage	66.4%	55.0%	68.2%		63.1%	57.0%	n/m

* n/m -not applicable or not meaningful

Total direct cost of services increased $4.6 million, to $25.1 million during the nine months ended September 30, 2016 from $20.6 million during the nine months ended September 30, 2015. Direct cost of services increased by (a) $0.4 million in the valuation and appraisal segment, and (b) $4.9 million in the communications segment as a result of the acquisition of UOL on July 1, 2016, offset by a decrease in direct costs of $0.7 million in the auction and liquidation segment. The increase in direct costs of services in the valuation and appraisal segment was primarily due to an increase in payroll and related costs due to an increase in headcount in 2016 as compared to the same period in 2015. The decrease in direct costs in the auction and liquidation segment was primarily due to a decrease in (a) the number of fee and commission type engagements where we contractually bill fees, commissions and reimbursable expenses and (b) retail liquidation engagements from our operations in the Netherlands and Germany in 2016 as compared to the same period in 2015.

Auction and Liquidation

Gross margin in the auction and liquidation segment for services and fees increased to 66.4% of revenues during the nine months ended September 30, 2016, as compared to 63.1% of revenues during the nine months ended September 30, 2015. The increase in the gross margin during the nine months ended September 30, 2016 was primarily due to a change in the mix of fee type engagements in 2016 as compared to the same period in 2015. The gross margin in 2016 was favorably impacted from the revenues we earned from the liquidation of 185 Hancock Fabric stores that was completed in the third quarter of 2016.

Valuation and Appraisal

Gross margin in the valuation and appraisal segment for services and fees decreased to 55.0% of revenues during the nine months ended September 30, 2016, as compared to 57.0% of revenues during the nine months ended September 30, 2015. The decrease in the gross margin is primarily to due to the impact on the margins from the increase in payroll and related expenses incurred in 2016 as compared to the same period in 2015.

Communications

Gross margin in the communications segment of $10.6 million or 68.2% of revenues were the result of the acquisition of UOL on July 1, 2016. Direct costs in the communications segment of $4.9 includes telecommunications and data center costs, personnel and overhead-related costs associated with operating our networks and data centers, depreciation of network computers and equipment, third party advertising sales commissions, license fees, costs related to providing customer support, costs related to customer billings and processing of customer credit cards and associated bank fees.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the nine months ended September 30, 2016 and 2015 were comprised of the following:

Selling, General and Administrative Expenses

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015		Change
	Amount	%	Amount	%	Amount	%

Capital Markets segment	$22,941	47.0%	$23,618	51.6%	$(677)	-2.9%
Auction and Liquidation segment	6,862	14.0%	7,872	17.2%	(1,010)	-12.8%
Valuation and Appraisal segment	6,451	13.2%	6,538	14.3%	(87)	-1.3%
Communications segment	3,941	8.1%	-	n/m	3,941	n/m
Corporate and Other segment	8,649	17.7%	7,727	16.9%	922	11.9%
Total selling, general & administrative expenses	$48,844	100.0%	$45,755	100.0%	$3,089	6.8%

* n/m - not applicable or not meaningful

Total selling, general and administrative expenses increased $3.1 million, or 6.8%, to $48.8 million during the nine months ended September 30, 2016 from $45.7 million for the nine months ended September 30, 2015. The increase in expenses was primarily due to an increase in selling, general and administrative expenses of (a) $3.9 million in the communications segment as a result of the acquisition of UOL on July 1, 2016, and (b) $0.9 million in corporate and other, offset by a decrease in expenses of (a) $0.7 million in the capital markets segment, (b) $1.0 million in the auction and liquidation segment, and (c) $0.1 million in the valuation and appraisal segment.

Capital Markets

Selling, general and administrative expenses in the capital markets segment decreased $0.7 million, or 2.9%, to $22.9 million during the nine months ended September 30, 2016 from $23.6 million for the nine months ended September 30, 2015. The decrease in expenses of $0.7 million was primarily due to a decrease in incentive compensation as a result of the decrease in revenues from investment banking fees in 2016 as compared to the same period in 2015 discussed above.

Auction and Liquidation

Selling, general and administrative expenses in the auction and liquidation segment decreased $1.0 million, or 12.8%, to $6.9 million during the nine months ended September 30, 2016 from $7.9 million for the nine months ended September 30, 2015. The decrease in expenses was primarily due to a decrease in consulting fees of $1.2 million, offset by an increase in legal and professional fees of $0.2 million during the nine months ended September 30, 2016 as compared to the same period in 2015. The decrease in consulting and incentive compensation was primarily due to a decrease in operating income from international retail liquidation engagements in 2016 as compared to the same period in 2015. The increase in legal and professional fees is primarily due to an increase in business activity in the auction and liquidation segment in 2016.

Valuation and Appraisal

Selling, general and administrative expenses in the valuation and appraisal segment decreased $0.1 million, or 1.3%, to $6.4 million during the nine months ended September 30, 2016 from $6.5 million for the nine months ended September 30, 2015. The decrease in operating expenses of $0.1 million was primarily due to a decrease in payroll and related expenses in 2016 as compared to the same period in 2015.

Communications

Selling, general and administrative expenses in the communications segment of $3.9 million in 2016 were the result of the acquisition of UOL on July 1, 2016. These expenses include $1.2 million of technology and development expenses, $0.4 million of sales and marketing expenses, $2.5 million of general and administrative expenses, $1.4 million of amortization of intangibles, offset by $1.6 million from a recovery of an insurance dispute. Technology and development expenses include expenses for product development, maintenance of existing software, technology and websites. Sales and marketing expenses include expenses associated personnel and overhead-related expenses for marketing, customer service, and advertising sales personnel to acquire and retain paid subscribers. Expenses associated with generating advertising revenues include sales commissions and personnel-related expenses. General and administrative expenses consist of personnel-related expenses for management in the communications segment, facilities, internal customer support personnel and personnel associated with operating our corporate systems. Amortization of intangibles includes amortization expense related to customer lists, advertising relationships, tradenames and internally developed software.

Corporate

Selling, general and administrative expenses for corporate and other decreased $0.9 million, or 11.9%, to $8.6 million during the nine months ended September 30, 2016 from $7.7 million for the nine months ended September 30, 2015. The increase was primarily due to an increase in professional fees and other transaction costs of $0.9 million related the acquisition of UOL which was acquired on July 1, 2016.

Restructuring Charge. Restructuring charges of $3.6 million during the nine months ended September 30, 2016 include $3.2 million of employee termination costs related to a reduction in personnel in the corporate offices of UOL after our acquisition on July 1, 2016 and $0.4 million of charges related to combining our corporate office location with the offices of UOL.

Other Income (Expense). Other income includes interest income that was less than $0.1 million during each of the nine month periods ended September 30, 2016 and 2015. Other expense also includes interest expense which increased $0.7 million to $1.4 million during the nine months ended September 30, 2016 from $0.7 million for the nine months ended September 30, 2015. The increase in interest expense was primarily due to an increase in interest expense we incurred on our asset based credit facility during the nine months ended September 30, 2016 as compared to the same period in 2015.

Income Before Income Taxes. Income before income taxes was $15.9 million during the nine months ended September 30, 2016, a decrease of $6.8 million, from $22.7 million during the nine months ended September 30, 2015. The decrease in income before income taxes was primarily due to a decrease in operating income of (a) $6.9 million in our capital markets segment, (b) $1.0 million in our auction and liquidation segment, (c) $0.5 million in our valuation and appraisal segment, (d) transaction costs and restructuring charges of $1.4 million, offset by operating income in 2016 of $3.4 million from our communications as a result of the acquisition of UOL on July 1, 2016.

Provision For Income Taxes. Provision for income taxes was $6.2 million during the nine months ended September 30, 2016, a decrease of $1.9 million, from $8.1 million during the nine months ended September 30, 2015. The effective income tax rate was 38.9% during the nine months ended September 30, 2016 compared to an effective income tax rate of 35.5% for the nine months ended September 30, 2015. The effective income tax rate during the nine months ended September 30, 2016 increased from the comparable period in 2015 primarily due to the tax differential on net income attributable to noncontrolling interests.

Net Income Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interests represents the proportionate share of net income generated by Great American Global Partners, LLC and GA Retail Investments, L.P., in which the Company has a 50% membership or partnership interest, that we do not own. The net income attributable to noncontrolling interests was $0.6 million during the nine months ended September 30, 2016 compared to net income attributable to noncontrolling interests of $1.8 million during the nine months ended September 30, 2015.

Net Income Attributable to the Company. Net income attributable to the Company for the nine months ended September 30, 2016 was $9.1 million, a decrease of $3.7 million, from net income attributable to the Company of $12.8 million for the nine months ended September 30, 2015. The decrease in net income during the nine months ended September 30, 2016 as compared to the same period in 2015 was primarily due to the decrease in operating income in the capital markets segment, auction and liquidation segment and valuation and appraisal segment as discussed above, offset by the results from our communication segment as a result of the acquisition of UOL on July 1, 2016.

Liquidity and Capital Resources

Our operations are funded through a combination of existing cash on hand, cash generated from operations, proceeds from the private placement of common stock, borrowings under our asset based credit facility and special purposes financing arrangements.  During the nine months ended September 30, 2016 we generated net income of $9.1 and during the year ended December 31, 2015 we generated net income of $11.8 million. Our cash flows and profitability are impacted by the number and size of retail liquidation and capital markets engagements performed on a quarterly and annual basis.

As of September 30, 2016, we had $26.5 million of unrestricted cash, net investments in securities of $8.7 million, acquisition consideration payable of $10.4 million, as more fully discussed in Note 3 to our condensed consolidated financial statements, and no borrowings outstanding under our credit facilities. We believe that our current cash and cash equivalents, funds available under our asset based credit facility and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and execute on our business plan.

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. We paid cash dividends of $0.6 million during the nine months ended September 30, 2016 and we paid cash dividends of $5.2 million during the year ended December 31, 2015 on our common stock. Our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

Cash Flow Summary

	Nine Months Ended September 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$27,928	$43,994
Investing activities	(111,873)	4,890
Financing activities	80,386	(24,554)
Effect of foreign currency on cash	23	(8)
Net (decrease) increase in cash and cash equivalents	$(3,538)	$24,322

Cash provided by operating activities was $27.9 million for the nine months ended September 30, 2016, a decrease of $16.1 million, from cash provided by operating activities of $44.0 million for the nine months ended September 30, 2015. Cash provided by operating activities for the nine months ended September 30, 2016 includes net income of $9.7 million adjusted for noncash items and changes in operating assets and liabilities. The decrease in cash used in operating activities of $16.1 million was primarily due to (a) a decrease in net income of $4.9 million to $9.7 million during the nine months ended September 30, 2016, from $14.6 million during the comparable period in 2015, (b) a decrease in non-cash charges and other items of $1.1 million, and (c) changes in operating assets and liabilities that resulted in a decrease of $10.1 million in cash flows from operations during the nine months ended September 30, 2016 as compared to the same period in 2015.

Cash used in investing activities was $111.9 million for the nine months ended September 30, 2016 compared to cash provided by investing activities of $4.9 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, cash used in investing activities was primarily comprised of (a) an increase in restricted cash of $78.2 million, (b) cash used to purchase UOL in the amount of $33.4 million and (c) $0.3 million of cash used to purchase property and equipment. During the nine months ended September 30, 2015, cash provided by investing activities was primarily comprised of (a) a decrease in restricted cash of $7.5 million, (b) $2.5 million of cash used in connection with the acquisition of MK Capital Advisors, LLC (“MK Capital”), a wealth management business with operations primarily in New York, in February 2015, and (c) $0.2 million of cash used to purchase property and equipment.

Cash provided by financing activities was $80.4 million during the nine months ended September 30, 2016 compared to cash used in financing activities of $24.6 million during the nine months ended September 30, 2015. During the nine months ended September 30, 2016, cash provided by financing activities primarily consisted of (a) $23.0 million of proceeds from the issuance of common stock in May 2016, (b) $61.4 million of borrowings in connection with the notes payable as more fully described in Note 7 to the condensed consolidated financial statements, (c) $1.3 million payment of contingent consideration in connection with the acquisition of MK Capital, (d) $0.3 million used to repay a revolving line of credit, € $0.6 million of dividends paid on our common stock and (e) $1.7 million of distributions to noncontrolling interests. During the nine months ended September 30, 2015, cash used in financing activities consisted of (a) $18.5 million used to repay borrowings outstanding in 2015 on our asset based credit facility, (b) $1.8 million of distributions to noncontrolling interests, and (c) $4.2 million of dividends paid on our common stock.

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

Credit Agreements

From time to time, we utilize our asset based credit facility with Wells Fargo Bank, National Association to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. Subject to certain limitations and offsets, we are permitted to borrow up to $100.0 million under the credit facility, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect), and the maturity date has been extended from July 16, 2013 to July 15, 2018. Borrowings under the credit facility are only made at the discretion of the lender and are generally required to be repaid within 180 days. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. On March 19, 2014, the Company entered into a separate credit agreement (a “UK Credit Agreement”) with an affiliate of Wells Fargo Bank, National Association which provides for the financing of transactions in the United Kingdom. The facility allows the Company to borrow up to 50 million British Pounds. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $100.0 million credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the credit agreement governing the credit facility. On October  5, 2016 we amended the Credit Agreement to add our Canadian subsidiary in order to facilitate borrowings to fund retail liquidation transactions in Canada. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. The credit facility also provides for success fees in the amount of 5% to 20% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related credit agreement. We typically seek borrowings on an engagement-by-engagement basis. The credit agreement governing the credit facility contains certain covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. At September 30, 2016, there was $0.3 million of standby letters of credit issued and outstanding under the credit facility. There were no borrowings outstanding under this credit facility at September 30, 2016 and December 31, 2015.

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

Note Offering

On November 2, 2016, the Company issued $28.75 million of Senior Notes, interest payable quarterly at 7.5% commencing January 31, 2017. The Senior Notes are unsecured and due and payable in full on October 31, 2021. In connection with the issuance of the Senior Notes, the Company received net proceeds of $27.9 million (after underwriting commissions and fees of $0.9 million). In connection with the offering of the Senior Notes, management and the Board of Directors of the Company purchased $2.7 million or 9.5% of the Senior Notes offered by the Company.

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

In August 2016, the Company formed GA Retail Investments, L.P., a Delaware limited partnership, (the “Partnership”) which required the Company to contribute $15.4 million. The Partnership borrowed $80.0 million Australian dollars from a third party investor in connection with its’ formation and the $80.0 million Australian dollars exchanged for a 50% special limited partnership interest in the Partnership. The Partnership was formed to provide funding for the retail liquidation engagement we entered into to liquidate the Masters Home Improvement stores. The $80.0 million Australian participating note payable is non-interest bearing, shares in 50% of the all of the profits and losses of the Partnership and is subject to repayment upon the completion of the going-out-of-business sale of Masters Home Improvement stores as defined in the partnership agreement. Although the terms of the participating note payable include the issuance of an 50% equity interest in the Partnership, sharing in all profits and losses of the Partnership, and no repayment until certain events occur, in accordance with ASC 480 Distinguishing Liabilities From Equity, this financial instrument has been classified as a participating note payable in the current liabilities of the liability section of the condensed consolidated financial statements. The balance of the participating note payable at September 30, 2016 is $60.8 million.

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

In August 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for us in our first quarter of fiscal year 2019, but early application is permitted. The Company has not yet adopted this update and is currently evaluating the impact it may have on its financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of our fiscal quarter ended September 30, 2016. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report, other than the internal controls as a result of the acquisition of United Online, Inc. on July 1, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 19, 2015, a complaint (the “Complaint”) was filed against Great American Group, LLC, in the United States Bankruptcy Court for the District of Delaware (“Court”), adversary proceeding 15-50057 (MFW), by 9586 LLC asserting claims arising out of the Great American Group, LLC’s activities with respect to an auction of equipment in Colorado in October 2012.  This proceeding is pending in the bankruptcy cases of Abound Solar Manufacturing, LLC and certain of its affiliates (the “Debtors”), case no. 12-11974.  The Complaint asserts claims for breach of contract, negligence, fraud, unjust enrichment, negligent misrepresentation, nuisance, and violations of the Colorado Consumer Protection Act (“CCPA”).  In the Complaint, the plaintiff, a former landlord of the Debtors, generally alleges that Great American Group, LLC and a joint venture partner were responsible for contamination while performing services in connection with an auction of solar machinery, and is seeking approximately $9.7 million in damages.  In April 2015, Great American Group, LLC filed a Motion to Dismiss the Complaint. On March 1, 2016, the Court issued its Opinion on Great American Group, LLC’s Motion to Dismiss dismissing the unjust enrichment claim and the CCPA claim, but denied the motion with respect to the other claims. In April 2016, we filed an answer with the Court denying the allegations in the complaint. We intend to continue to vigorously defend this action which we consider to be meritless. An adverse judgment in this matter could materially and adversely affect the Company and its financial condition.

On July 5, 2016, Quadre Investments LP (“Quadre”) filed a petition with the Delaware Court of Chancery (the “Court”) seeking a determination of fair value for 943,769 shares of common stock of UOL in connection with the acquisition of UOL by the Company. Such transaction gave rise to appraisal rights pursuant to Section 262 of the General Corporation Law of the State of Delaware. As a result, Quadre is entitled to petition the Court to receive fair value as determined by the Court. We do not believe that the fair value of each share exceeds $11.00 per share, the merger consideration paid to UOL stockholders pursuant to the merger agreement in such acquisition, and we intend to contest the petition. As of September 30, 2016, we have recorded approximately $10.4 million of acquisition consideration payable and approximately $0.2 million of accrued interest payable in connection with the Quadre petition.

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 28, 2016. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2015 could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. There were no material changes to the risk factors during the three months ended September 30, 2016, compared to the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2015, other than with respect to the risk factors described below.

Risks Related to the Acquisition of United Online, Inc. (“UOL”) and to Our Business Following the Acquisition of UOL (the “UOL Acquisition”)

We may experience difficulties in realizing the expected benefits of the UOL Acquisition.

Our ability to achieve the benefits we anticipate from the UOL Acquisition will depend in large part upon whether we are able to achieve expected cost savings, manage UOL’s business and execute our strategy in an efficient and effective manner. Because our business and the business of UOL differ, we may not be able to manage UOL’s business smoothly or successfully and the process of achieving expected cost savings may take longer than expected. If we are unable to manage the operations of UOL’s business successfully, we may be unable to realize the cost savings and other anticipated benefits we expect to achieve as a result of the UOL acquisition. As a result, our business and results of operations could be adversely affected and the market price of our common stock could be negatively impacted.

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

The services that are provided by UOL are subject to varying degrees of international, federal, state and local laws and regulation, including, without limitation, those relating to taxation, bulk email or "spam," advertising (including, without limitation, targeted or behavioral advertising), user privacy and data protection, consumer protection, antitrust, export, and unclaimed property. Compliance with such laws and regulations, which in many instances are unclear or unsettled, is complex. New laws and regulations, such as those being considered or recently enacted by certain states, the federal government, or international authorities related to automatic-renewal practices, spam, user privacy, targeted or behavioral advertising, and taxation, could impact our revenues or certain of our business practices or those of our advertisers.

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

We cannot predict the outcome of any ongoing legislative initiatives or administrative or judicial proceedings or their potential impact upon the communications and information technology industries generally or upon the UOL business specifically. Any changes in the laws and regulations applicable to UOL, the enactment of any additional laws or regulations, or the failure to comply with, or increased enforcement activity by regulators of, such laws and regulations, could significantly impact our services and products, our costs, or the manner in which we or our advertisers conduct business, all of which could adversely impact our business, financial condition, results of operations, and cash flows and cause our business to suffer.

The FCC and some states require us to obtain prior approval of certain major merger and acquisition transactions, such as the acquisition of control of another telecommunications carrier. Delays in obtaining such approvals could affect our ability to close proposed transactions in a timely manner, and could increase our costs and increase the risk of non-consummation of some transactions.

Failure to maintain or grow advertising revenues from UOL, including as a result of failing to increase or maintain the number of subscribers for UOL’s services, could have a negative impact on advertising profitability.

Advertising revenues are a key component of revenues and profitability from UOL. UOL’s services currently generate advertising revenues from search placements, display advertisements and online market research associated with Internet access and email services. Factors that have caused, or may cause in the future, UOL’s advertising revenues to fluctuate include, without limitation, changes in the number of visitors to UOL’s websites, active accounts or consumers purchasing our services and products, the effect of, changes to, or terminations of key advertising relationships, changes to UOL’s websites and advertising inventory, changes in applicable laws, regulations or business practices, including those related to behavioral or targeted advertising, user privacy, and taxation, changes in business models, changes in the online advertising market, changes in the economy, advertisers’ budgeting and buying patterns, competition, and changes in usage of UOL’s services. Decreases in UOL’s advertising revenues are likely to adversely impact our profitability. Further, our successful operation and management of UOL, including the ability to generate advertising revenues for UOL’s services, will depend in part upon our ability to increase or maintain the number of subscribers for UOL’s services. A decline in the number of subscribers using UOL’s services could result in decreased advertising revenues, and decreases in advertising revenues would adversely impact our profitability. The failure to increase or maintain the number of subscribers for UOL’s services could have a material adverse effect on advertising revenues and our profitability.

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

For U.S. federal income tax purposes, certain ownership changes can limit a corporation’s ability to use its pre-change net operating loss and tax credit carryforwards and other pre-change tax attributes to offset its post-change income. As a result of the UOL Acquisition, such limitations will apply to our ability to utilize UOL’s net operating loss and tax credit carryforwards. These and other similar applicable limitations could result in increased future tax payments for us, which could have a material adverse effect on our business, financial condition or results of operations.

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

Our marketing efforts for UOL’s business may not be successful or may become more expensive, either of which could increase our costs and adversely impact our business, financial condition, results of operations, and cash flows.

We rely on relationships for our UOL business with a wide variety of third parties, including Internet search providers such as Google, social networking platforms such as Facebook, Internet advertising networks, co-registration partners, retailers, distributors, television advertising agencies, and direct marketers, to source new members and to promote or distribute our services and products. In addition, in connection with the launch of new services or products for our UOL business, we may spend a significant amount of resources on marketing. With any of our brands, services, and products, if our marketing activities are inefficient or unsuccessful, if important third-party relationships or marketing strategies, such as Internet search engine marketing and search engine optimization, become more expensive or unavailable, or are suspended, modified, or terminated, for any reason, if there is an increase in the proportion of consumers visiting our websites or purchasing our services and products by way of marketing channels with higher marketing costs as compared to channels that have lower or no associated marketing costs, or if our marketing efforts do not result in our services and products being prominently ranked in Internet search listings, our business, financial condition, results of operations, and cash flows could be materially and adversely impacted.

Our UOL business is dependent on the availability of telecommunications services and compatibility with third-party systems and products.

Our UOL business substantially depends on the availability, capacity, affordability, reliability, and security of our telecommunications networks. Only a limited number of telecommunications providers offer the network and data services we currently require for our UOL business, and we purchase most of our telecommunications services from a few providers. Some of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. In addition, some telecommunications providers may cease to offer network services for certain less populated areas, which would reduce the number of providers from which we may purchase services and may entirely eliminate our ability to purchase services for certain areas. Currently, our mobile broadband service of our UOL business is entirely dependent upon services acquired from one service provider, and the devices required by the provider can be used for only such provider's service. If we are unable to maintain, renew or obtain a new agreement with the telecommunications provider on acceptable terms, or the provider discontinues its services, our business, financial condition, results of operations, and cash flows could be materially and adversely affected. Sprint, which owns Clearwire, ceased using WiMAX technology on the Clearwire network. This affected our mobile broadband subscribers for our UOL business that utilized the Clearwire network.

Our dial-up Internet access services of our UOL business also rely on their compatibility with other third-party systems, products and features, including operating systems. Incompatibility with third-party systems and products could adversely affect our ability to deliver our services or a user's ability to access our services and could also adversely impact the distribution channels for our services. Our dial-up Internet access services are dependent on dial-up modems and an increasing number of computer manufacturers, including certain manufacturers with whom we have distribution relationships, do not pre-load their new computers with dial-up modems, requiring the user to separately acquire a modem to access our services. We cannot assure you that, as the dial-up Internet access market declines and new technologies emerge, we will be able to continue to effectively distribute and deliver our services.

Risks Related to our Recent Debt Offering

Our level of indebtedness, and restrictions under such indebtedness, could adversely affect our operations and liquidity.

We recently completed an offering of 7.50% Senior Notes with an aggregate principal amount of $28.75 million. The terms of such indebtedness contain various restrictions and covenants regarding the operation of our business, including, but not limited to, restrictions on our ability to merge or consolidate with or into any other entity. We may also secure additional debt financing in the future in addition to our current debt. Our level of indebtedness generally could adversely affect our operations and liquidity, by, among other things: (i) making it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions because we may not have sufficient cash flows to make our scheduled debt payments; (ii) causing us to use a larger portion of our cash flows to fund interest and principal payments, thereby reducing the availability of cash to fund working capital, capital expenditures and other business activities; (iii) making it more difficult for us to take advantage of significant business opportunities, such as acquisition opportunities or other strategic transactions, and to react to changes in market or industry conditions; and (iv) limiting our ability to borrow additional monies in the future to fund working capital, capital expenditures, acquisitions and other general corporate purposes as and when needed, which could force us to suspend, delay or curtail business prospects, strategies or operations. We may not be able to generate sufficient cash flow to pay the interest on our debt, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt. If we are unable to generate sufficient cash flow to pay the interest on our debt, we may have to delay or curtail our operations. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as reducing capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. These alternative strategies may not be affected on satisfactory terms, if at all, and they may not yield sufficient funds to make required payments on our indebtedness. If, for any reason, we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which could allow our creditors at that time to declare certain outstanding indebtedness to be due and payable or exercise other available remedies, which may in turn trigger cross acceleration or cross default rights in other agreements. If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us.

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

B. Riley Financial, Inc.

Date: November 14, 2016	By:	/s/ PHILLIP J. AHN
Name: Phillip J. Ahn
Title: Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

4.1(1)	Base Indenture, dated as of November 2, 2016, by and between the Company and U.S. Bank National Association, as Trustee
4.2(1)	First Supplemental Indenture, dated as of November 2, 2016, by and between the Company and U.S. Bank National Association, as Trustee
10.1*	Sixth Amendment and Joinder under Credit Facility among Great American Group WF, LLC and Wells Fargo Bank, National Association as Lender October 5, 2016
10.2(1)	Underwriting Agreement, dated as of October 27, 2016, by and among the Company, Wunderlich Securities, Inc. and Compass Point Research & Trading LLC, as representative of the several underwriters named therein
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1*†	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*†	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

†	These exhibits are being “furnished” and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on November 2, 2016.