Form 10-K
period 2016-12-31
B. Riley Financial, Inc.
filed 2017-03-10
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock as reported on the NASDAQ Capital Market on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $123.3 million. For purposes of this calculation, it has been assumed that all shares of the registrant's common stock held by directors, executive officers and stockholders beneficially owning ten percent or more of the registrant's common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

The number of shares outstanding of the registrant’s common stock as of March 10, 2017 was 19,307,008.

EXPLANATORY NOTE

The registrant met the “accelerated filer” requirements as of the end of its 2016 fiscal year pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended. However, pursuant to Rule 12b-2 and SEC Release No. 33-8876, the registrant (as a smaller reporting company transitioning to the larger reporting company system based on its public float as of June 30, 2016) is not required to satisfy the larger reporting company requirements until its first Quarterly Report on Form 10-Q for its 2017 fiscal year and thus remains eligible to use the scaled disclosure requirements applicable to smaller reporting companies under Item 10 of Regulation S-K under the Securities Act of 1933, as amended, in this Annual Report on Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to the registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

B. RILEY FINANCIAL, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

PART I

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “may,” “will,” “predict,” “potential,” “continue,” “estimate” and similar expressions are generally intended to identify forward-looking statements, but are not exclusive means of identifying forward-looking statements in this Annual Report. You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Annual Report was filed with the Securities and Exchange Commission (the “SEC”). Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in “Part I—Item 1A. Risk Factors” contained in this Annual Report. Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: volatility in our revenues and results of operations; changing conditions in the financial markets; our ability to generate sufficient revenues to achieve and maintain profitability; the short term nature of our engagements; the accuracy of our estimates and valuations of inventory or assets in “guarantee” based engagements; competition in the asset management business; potential losses related to our auction or liquidation engagements; our dependence on communications, information and other systems and third parties; potential losses related to purchase transactions in our auction and liquidations business; the potential loss of financial institution clients; potential losses from or illiquidity of our proprietary investments; changing economic and market conditions; potential liability and harm to our reputation if we were to provide an inaccurate appraisal or valuation; potential mark-downs in inventory in connection with purchase transactions; failure to successfully compete in any of our segments; loss of key personnel; our ability to borrow under our credit facilities as necessary; failure to comply with the terms of our credit agreements; our ability to meet future capital requirements; our ability to realize the benefits of our completed and proposed acquisitions, including our ability to achieve anticipated opportunities and operating cost savings, and accretion to reported earnings estimated to result from completed and proposed acquisitions in the time frame expected by management or at all; the possibility that our proposed acquisition of FBR & Co, Inc. (“FBR”) does not close when expected or at all; our ability to promptly and effectively integrate our business with that of FBR if such transaction closes; the reaction to the FBR acquisition of our and FBR’s customers, employees and counterparties; and the diversion of management time on acquisition-related issues. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Except as otherwise required by the context, references in this Annual Report to “the Company,” “B. Riley,”“we,” “us” or “our” refer to the combined business of B. Riley Financial, Inc. and all of its subsidiaries.

Item 1.       BUSINESS

General

B. Riley Financial, Inc. and its subsidiaries provide collaborative financial services and solutions through several operating subsidiaries including:

▪	B. Riley & Co. LLC (“BRC”), a mid-sized, full service investment bank providing financial advisory, corporate finance, research, and sales & trading services to corporate, institutional and high net worth individual clients;

▪	B. Riley Capital Management, LLC, a Securities and Exchange Commission (“SEC”) registered investment advisor, which includes:

o	B. Riley Asset Management, an advisor to certain private funds and to institutional and high net worth investors;

o	B. Riley Wealth Management (formally MK Capital Advisors), a multi-family office practice and wealth management firm focused on the needs of ultra-high net worth individuals and families; and

o	Great American Capital Partners, LLC (“GACP”), the general partner of a private fund, GACP I, L.P. a direct lending fund that provides senior secured loans and second lien secured loan facilities to middle market public and private U.S. companies.

▪	Great American Group, LLC, a leading provider of asset disposition and auction solutions to a wide range of retail and industrial clients;

▪	Great American Group Advisory and Valuation Services, LLC, a leading provider of appraisal and valuation services for asset based lenders, private equity firms and corporate clients; and

We also pursue a strategy of investing in or acquiring companies which we believe have attractive investment return characteristics. On July 1, 2016, we acquired United Online, Inc.(“UOL”) as part of our principal investment strategy.

▪	UOL is a communications company that offers consumer subscription services and products, consisting of Internet access services and devices under the NetZero and Juno brands primarily sold in the United States.

We are headquartered in Los Angeles with offices in major financial markets throughout the United States and Europe.

For financial reporting purposes we classify our businesses into four operating segments: (i) capital markets, (ii) auction and liquidation, (iii) valuation and appraisal and (iv) principal investments - United Online.

Capital Markets Segment. Our capital markets segment provides a full array of investment banking, corporate finance, research, wealth management, sales and trading services to corporate, institutional and high net worth clients. Our corporate finance and investment banking services include merger and acquisitions as well as restructuring advisory services to public and private companies, initial and secondary public offerings, and institutional private placements.  In addition, we trade equity securities as a principal for our account, including investments in funds managed by our subsidiaries. Our capital markets segment also includes our asset management businesses that manage various private and public funds for institutional and individual investors.

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

Principal Investments - United Online Segment. Our principal investments - United Online segment consists of businesses which have been acquired primarily for attractive investment return characteristics. Currently, this segment includes UOL, a company that offers consumer subscription services consisting of Internet access under the NetZero and Juno brands. Internet access includes paid dial-up, mobile broadband and DSL subscription services. We also offer email, Internet security, web hosting services, and other services.

Recent Developments

On May 4, 2016, we entered into a definitive agreement and plan of merger to acquire UOL for $11.00 per share, or approximately $169.4 million in aggregate merger consideration. The acquisition was completed on July 1, 2016 and UOL became a wholly-owned subsidiary of B. Riley.

On May 10, 2016, we completed the public offering of 2,420,980 shares of common stock at a price to the public of $9.50 per share.  The net proceeds from the offering were $22.8 million, after deducting underwriting commissions and other offering expenses.  Certain of our officers, directors and employees, including Bryant R. Riley, our Chairman and Chief Executive Officer, and certain of his affiliates, participated in the offering and purchased in the aggregate 371,513 of the shares sold in the offering.

On November 2, 2016, we issued $28.75 million of Senior Notes due in 2021, interest payable quarterly at 7.5% commencing January 31, 2017. The Senior Notes are unsecured and due and payable in full on October 31, 2021. In connection with the issuance of the Senior Notes, we received net proceeds of $27.7 million (after underwriting commissions and fees of $1.1 million). In connection with the offering of $28.75 million of Senior Notes, certain members of our management and Board of Directors purchased $2.7 million or 9.5% of the Senior Notes we offered.

On February 17, 2017, we entered into an agreement and plan of merger (the “Merger Agreement”) to acquire FBR, an investment banking and brokerage firm that provides investment banking, M&A advisory, institutional brokerage, and research services, pursuant to which FBR will merge with and into us (or a subsidiary of us), with us (or our subsidiary) as the surviving corporation (the “Merger”). Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of FBR common stock, excluding certain specified shares, will be converted into the right to receive 0.671 of a share of our common stock. We currently estimate that approximately 5.3 million shares of our common stock will be issued in connection with this transaction, with an assumed value of approximately $93.0 million based on the closing price of our common stock on February 17, 2017. In addition, prior to the closing of the Merger, the board of directors of FBR may declare and pay a cash dividend to holders of FBR Common Stock and FBR equity awards. Such dividend on a per share basis will be equal to the value of cash and certain specified investments on FBR’s balance sheet in excess of $33.5 million divided by the total number of fully diluted shares of FBR Common Stock outstanding (subject to certain adjustments if such dividend would be equal to or more than $8.50 per fully diluted share of FBR Common Stock). Consummation of the Merger is subject to certain closing conditions, as set forth in the Merger Agreement, including the approval of the Merger by our shareholders and the shareholders of FBR. The Merger is currently expected to close in the second quarter of 2017. If the Merger is consummated, we anticipate that FBR’s operations will be included in our capital markets segment.

The Merger Agreement further provides that, at or prior to the effective time of the Merger, the number of directors comprising our full Board of Directors will be increased by one, with Richard J. Hendrix, Chairman, President and Chief Executive Officer of FBR, being appointed to fill the new seat in accordance with the terms of the employment agreement described below. In connection with the execution of the Merger Agreement, on February 17, 2017, BRC and we entered into an employment agreement with Mr. Hendrix, which provides that, following the closing of the Merger, Mr. Hendrix will become President and Chief Executive Officer of the combined business of FBR and BRC and will be appointed to our Board of Directors, contingent on Mr. Hendrix remaining employed by FBR through the closing of the Merger. In addition, on February 17, 2017, certain officers and directors of FBR entered into voting agreements with us with respect to shares of FBR common stock held by such officers or directors, and certain of our officers and directors entered into voting agreements with FBR with respect to shares of our common stock held by such officers or directors, which generally require each stockholder party thereto in his or her capacity as a stockholder, to vote all of the shares of common stock over which such party has voting control in favor of adoption of the Merger Agreement and certain related matters and against alternative transactions and generally prohibit them from transferring their shares of common stock, subject to certain exceptions.

B. Riley

Investment Banking and Corporate Finance

B. Riley investment banking professionals provide equity and debt capital raising, merger and acquisition, financial advisory and restructuring advisory services to both private and publicly traded companies. Those services include: follow-on public offerings, debt and equity private placements, debt refinancings, corporate debt and equity security repurchases, and buy-side and sell-side representation, divestitures/carveouts, leveraged buyouts, management buyouts, strategic alternatives reviews, fairness opinions, valuations, return-of-capital advisory, hostile/activist advisory, and options trading programs.

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

Our research department includes research analysts maintaining coverage on a variety of companies in a variety of industry sectors. Our research department annually organizes non-deal road shows for issuers in our targeted industries. To provide our institutional clients access to management teams of companies in our coverage universe and others, our research department has held 17 consecutive annual institutional investor conferences.

Capital Management

We provide investment management services under our subsidiary, B. Riley Capital Management, LLC, an SEC registered investment advisor. The registered investment advisor manages one mutual fund and certain other private investment funds, including a fund of funds. All of the funds managed typically invest in both public and private equity and debt. Investors in the various funds include institutional, high net worth, and individual investors. GACP is the general partner of GACP I, L.P., a direct lending fund that provides senior secured loans and second lien secured loan facilities to middle market public and private U.S. companies.

Wealth Management

Our wealth management business provides comprehensive investment advisory services to ultra-high net worth families and individuals as well as traditional asset management, alternative asset management and trust and estate planning to our clients. B. Riley Wealth Management is a division of B. Riley Capital Management, LLC, an SEC registered investment advisor.

Proprietary Trading

We engage in trading activities for strategic investment purposes (i.e. proprietary trading) utilizing the firm’s capital. Proprietary trading activities include investments in public and private stock and debt securities. In 2010, the federal government passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). Dodd-Frank significantly restructures and intensifies regulation in the financial services industry and includes a section referred to as the “Volcker Rule”. The Volcker Rule provides for a limitation on proprietary trading and investments by certain bank holding companies. We are not a bank holding company and, as a result, the limitations applicable to bank holding companies regarding proprietary trading and investment in the Volcker Rule do not apply to us.

The business described above for B. Riley is reported in our capital markets segment for financial reporting purposes.

Great American Group

Retail Store Liquidations

We enable our clients to quickly and efficiently dispose of under-performing assets and generate cash from excess inventory by conducting or assisting in retail store closings, going out of business sales, bankruptcy sales and fixture sales. With the goal of providing a single-source solution to our retail clients, we also provide merger and acquisition due diligence through our auction and liquidation segment and reverse logistics and appraisal services through our valuation and appraisal segment. Financial institution and other capital providers rely on us to maximize recovery rates in distressed asset sales and in retail bankruptcy situations. Additionally, healthy, mature retailers utilize our proven inventory management and strategic disposition solutions, relying on our extensive network of retail professionals, to close unproductive stores and dispose of surplus inventory and fixtures as existing stores are updated. For example, in a potential bankruptcy engagement, the debtor provides potential disposition firms with a snapshot of inventory and other assets available for sale. The disposition firms must analyze the inventory data and generate an estimate of potential recovery based on their valuation expertise and past liquidation experience. The disposition firms then submit bids that guarantee a minimum recovery based on a percentage of retail value or cost. The successful bidder assists with the management of the debtor’s stores on a contract basis and conducts the orderly disposition of the inventory and assets in these stores. Profits are generated by efficiently merchandizing inventory, managing the orderly closing of store locations and pricing remaining products to balance margin with speed of sale and liquidation expenses. Unlike merchandisers who employ a “top down” approach by focusing only on driving total sales (because overhead costs are fixed), disposition firms take a “bottom up” approach by focusing on balancing cost savings with maximizing proceeds. A typical retail disposition process spans eight to twelve weeks from the bankruptcy court’s approval of the successful bid to the final store closure.

We often conduct large retail liquidations that entail significant capital requirements through collaborative arrangements with other liquidators. By entering into an agreement with one or more collaborators, we are able to bid on larger engagements that we could not conduct on our own due to the significant capital outlay involved, number of independent contractors required or financial risk associated with the particular engagement. We act as the lead partner in many of the collaborative arrangements that we enter into, meaning that we have primary responsibility for the due diligence, contract negotiation and execution of the engagement.

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

Principal Investments - United Online

We acquired UOL on July 1, 2016 as part of our principal investment strategy. UOL’s primary pay service is Internet access, offered under the NetZero and Juno brands. Internet access includes dial-up service, mobile broadband and DSL.

Internet Access

Our Internet access services consist of dial-up, mobile broadband and, to a much lesser extent, DSL services. Our dial-up Internet access services are provided on both a free and pay basis, with the free services subject to hourly and other limitations. Basic pay dial-up Internet access services include accelerated dial-up Internet access and an email account. Our Internet access services are also bundled with additional benefits, including antivirus software and enhanced email storage, although we also offer each of these features and certain other value-added features as stand-alone pay services. We offer mobile broadband devices for sale in connection with our mobile broadband services. We also generate revenues from the resale of telecommunications to third parties. Over the past several years revenues from paid subscription services have declined year over year as a result of a decline in the number of paid subscribers for our services.  Management believes the decline in paid subscriber accounts is primarily attributable to the industry trends of consumers switching from dial-up Internet access to high speed Internet access such as cable and DSL.  Management expects revenues in the principal investments - United Online segment to continue to decline year over year.

Advertising and other revenue

Advertising and other revenues are primarily derived from various advertising, marketing and media-related initiatives. The majority of our advertising and other revenues include advertising revenues from search placements, display advertisements and online market research associated with our Internet access and email services.

Customers

We serve retail, corporate, capital provider and individual customers across our services lines. Revenues from liquidation service contracts to one retailer represented 13.5% of total revenues during the year ended December 31, 2016. The services provided to these customers were under short-term liquidation contracts that generally do not exceed a period of six months. There were no recurring revenues from year-to-year in connection with the services we performed under these contracts.

B. Riley

We are engaged by corporate customers, including publicly held and privately owned companies, to provide investment banking, corporate finance, restructuring advisory, research and sales and trading services. We also provide corporate finance, research, wealth management, and sales and trading services to high net worth individuals. We maintain client relationships with companies in the consumer goods, consumer services, defense, industrials and technology industries.

Great American Group

Our retail auction and liquidation clients include financially healthy retailers as well as distressed retailers, bankruptcy professionals, financial institution workout groups and a wide range of professional service providers. Some retail segments in which we specialize include apparel, arts and crafts, department stores, discount stores, drug / health and beauty, electronics, footwear, grocery stores, hardware / home improvement, home goods and linens, jewelry, office / party supplies, specialty stores, and sporting goods. Previous clients include Target Canada, Cache, Orchard Supply Stores, Blockbuster Video, Borders Group, Circuit City, Fortunoff, Office Depot, Hancock Fabrics, Movie Gallery, Linens N Things, and Kmart.

We provide wholesale and industrial auction services and customized disposition programs to a wide range of clients. Specifically, we have experience in providing auction and liquidation solutions to the following industries: aircraft / aerospace, casino / hospitality, construction / mining / earthmoving, food and beverage processing, hospital / medical, machine tools / metalworking, material handling, packaging / bottling, plastics and rubber processing, printing / bindery, pulp processing / paper converting, restaurant / bar / bakery, retail / trade fixtures, stadium / arena, textile / apparel, transportation / rolling stock, warehouse / distribution centers, and woodworking / lumber. Representative recent clients include Boeing, Hollywood Park, Stardust Hotel & Casino, James River Coal Company, and Saint Vincent Medical Center of New York.

We are engaged by financial institutions, lenders, private equity firms and other capital providers, as well as professional service providers, to provide valuation and advisory services. We have extensive experience in the appraisal and valuation of retail and consumer inventories, wholesale and industrial inventories, machinery and equipment, intellectual property and real estate. We maintain ongoing client relationships with major asset based lenders including Bank of America, JPMorgan Chase, and Wells Fargo. Our clients also include private equity firms such as Apollo Management, Goldman Sachs Capital Partners, and Sun Capital Partners.

United Online

Our Internet access services are available to customers, which is primarily comprised of individuals, in more than 12,000 cities across the U.S. and Canada. Generally, our Internet access customers also subscribe to value-added features that include antivirus software and enhanced email storage. Our advertising customers primarily include business customers that market products and services over the Internet.

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

United Online

The U.S. market for Internet and broadband services is highly competitive. We compete with numerous providers of broadband services, as well as other dial-up Internet access providers. Our principal competitors for broadband services include, among others, local exchange carriers, wireless and satellite service providers, cable service providers, and broadband resellers. These competitors include established providers such as AT&T, Verizon, Sprint and T-Mobile. Our principal dial-up Internet access competitors include established online service and content providers, such as AOL and MSN, and independent national Internet service providers, such as EarthLink. We believe the primary competitive factors in the Internet access industry are speed, price, coverage area, ease of use, scope of services, quality of service, and features. Our dial-up Internet access services do not compete favorably with broadband services with respect to certain of these factors, including, but not limited to, speed.

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

In addition, the SEC staff has conducted studies with respect to soft dollar practices in the brokerage and asset management industries and proposed interpretive guidance regarding the scope of permitted brokerage and research services in connection with soft dollar practices

In July 2010, Congress enacted Dodd-Frank. Dodd-Frank institutes a wide range of reforms that will impact financial services firms and requires significant rule-making. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. Many of the provisions of Dodd-Frank are subject to further rulemaking procedures and studies and will take effect over several years. As a result, we cannot assess the impact of these new legislative and regulatory changes on our business at the present time.

UOL is subject to a number of international, federal, state, and local laws and regulations, including, without limitation, those relating to taxation, bulk email or "spam," advertising, user privacy and data protection, consumer protection, antitrust, export, and unclaimed property. In addition, proposed laws and regulations relating to some or all of the foregoing, as well as to other areas affecting our businesses, are continuously debated and considered for adoption in the U.S. and other countries, and such laws and regulations could be adopted in the future. For additional information, see "Risk Factors," which appears in Item 1A of this Annual Report on Form 10-K.

Employees

As of December 31, 2016, we had 388 full time employees. We are not a party to any collective bargaining agreements. We have never experienced a work stoppage or strike and believe that relations with our employees are good.

Strategic Combination

On June 18, 2014, we completed the acquisition of B. Riley & Co. Inc. (“BRC Inc.”), a full-service independent investment bank, pursuant to the terms of the Acquisition Agreement (the “Acquisition Agreement”), dated as of May 19, 2014, by and among us, Darwin Merger Sub I, Inc., our wholly owned subsidiary, B. Riley Capital Markets, LLC, our wholly owned subsidiary (“BCM”), BRC, B. Riley & Co. Holdings, LLC (“BRH”), Riley Investment Management LLC (“RIM”), and collectively with BRC Inc. and BRH, the (“B. Riley Entities”) and Bryant Riley, a director of the Company and principal owner of each of the B. Riley Entities. In connection with our acquisition of BRC Inc., Darwin Merger Sub I, Inc. merged with and into BRC Inc., and BRC Inc. subsequently merged with and into BCM, with BCM surviving as our wholly owned subsidiary. We completed the acquisitions of BRH, whose operations include asset management and financial advisory services, and RIM, which provides services to certain pooled investment vehicles, on August 1, 2014. The total purchase price for the B. Riley Entities was $26.4 million, which was paid at closing on June 18, 2014, in the form of 4,182,637 newly issued shares of our common stock. Effective upon the closing of the acquisition on June 18, 2014, Bryant Riley, the principal owner of BRC, was appointed as our Chief Executive Officer and Chairman.

Acquisition of MK Capital

On February 2, 2015, we completed the purchase of all of the membership interests of MK Capital Advisors, LLC (“MK Capital”), a wealth management business with operations primarily in New York, pursuant to a purchase agreement we entered into with MK Capital on January 2, 2015. The aggregate purchase price for the acquisition, including contingent consideration paid in February 2016 and February 2017 upon the satisfaction of certain conditions, was $5 million in cash and 666,666 shares of our common stock. We subsequently changed the name of MK Capital to B. Riley Wealth Management.

Other

We were incorporated in Delaware in May 2009 as a subsidiary of Alternative Asset Management Acquisition Corp. (“AAMAC”). On July 31, 2009, we closed a transaction pursuant to which (i) the members of Great American Group, LLC contributed to us all of their membership interests in Great American Group, LLC, and (ii) AAMAC merged with and into our wholly-owned subsidiary. As a result of such transactions, Great American Group, LLC and AAMAC became our wholly-owned subsidiaries. Following the acquisition of BRC Inc., we changed our name from Great American Group, Inc. to B. Riley Financial, Inc. in November 2014.

Available Information

We maintain a website at www.brileyfin.com. We file reports with the SEC, and make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not a part of, or incorporated in, this Annual Report.

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

Our revenues and results of operations fluctuate significantly from quarter to quarter, due to a number of factors. These factors include, but are not limited to, the following:

•	Our ability to attract new clients and obtain additional business from our existing client base;

•	The number, size and timing of mergers and acquisition transactions, capital raising transactions and other strategic advisory services where we act as an adviser on our auction and liquidation and investment banking engagements;

•	The extent to which we acquire assets for resale, or guarantee a minimum return thereon, and our ability to resell those assets at favorable prices;

•	Variability in the mix of revenues from the auction and liquidation and valuation and appraisal businesses;

•	The rate of decline we experience from our dial-up and DSL Internet access pay accounts in our UOL business as customers continue to migrate to broadband access which provides faster Internet connection and download speeds offered by our competitors ;

•	The rate of growth of new service areas;

•	The types of fees we charge clients, or other financial arrangements we enter into with clients; and

•	Changes in general economic and market conditions.

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

Our executive officers, directors and their affiliates own or control, in the aggregate, approximately 28.0% of our outstanding common stock as of December 31, 2016. In particular, our Chairman and Chief Executive Officer, Bryant R. Riley, owns or controls, in the aggregate, 4,116,891 shares of our common stock or 21.5% of our outstanding common stock as of December 31, 2016. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:

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

We face competition with respect to all of our service areas. The level of competition depends on the particular service area and, in the case of our asset and liquidation services, the category of assets being liquidated or appraised. We compete with other companies and investment banks to help clients with their corporate finance and capital needs. In addition, we compete with companies and online services in the bidding for assets and inventory to be liquidated. The demand for online solutions continues to grow and our online competitors include other e-commerce providers, auction websites such as eBay, as well as government agencies and traditional liquidators and auctioneers that have created websites to further enhance their product offerings and more efficiently liquidate assets. We expect the market to become even more competitive as the demand for such services continues to increase and traditional and online liquidators and auctioneers continue to develop online and offline services for disposition, redeployment and remarketing of wholesale surplus and salvage assets. In addition, manufacturers, retailers and government agencies may decide to create their own websites to sell their own surplus assets and inventory and those of third parties.

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

Our common shares began trading on the over-the-counter bulletin board in August 2009, and we obtained approval to list and trade our shares on The NASDAQ Stock Market LLC’s NASDAQ Capital Market on July 16, 2015. Trading of our common stock has in the past been highly volatile with low trading volume and an active trading market for shares of our common stock may not develop. In such case, selling shares of our common stock may be difficult because the limited trading market for our shares could result in lower prices and larger spreads in the bid and ask prices of our shares, as well as lower trading volume.  Further, the market price of shares of our common stock could continue to fluctuate substantially. Additionally, if we are not able to maintain our listing on the NASDAQ Capital Market, then our common stock will again be quoted for trading on an over-the-counter quotation system and may be subject to more significant fluctuations in stock price and trading volume.

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

Our amended and restated certificate of incorporation and our bylaws, as amended, contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. We are also governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. The foregoing and other provisions in our amended and restated certificate of incorporation, our bylaws, as amended, and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors, including delaying or impeding a merger, tender offer, or proxy contest or other change of control transaction involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could prevent the consummation of a transaction in which our stockholders could receive a substantial premium over the then current market price for their shares.

Our ability to use net loss carryovers to reduce our taxable income may be limited.

As a result of the common stock offering that was completed on June 5, 2014, the Company had a more than 50% ownership shift in accordance with Internal Revenue Code Section 382. Accordingly, the Company may be limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As a result of the acquisition of UOL on July 1, 2016, the historical net operating losses of UOL are limited to offset income we generate post acquisition. As of December 31, 2016, the Company believes that the net operating loss that existed as of the more than 50% ownership shift will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance. However, to the extent that the Company is unable to utilize such net operating loss, it may have a material adverse effect on our financial condition and results of operations.

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

Dodd-Frank instituted a wide range of reforms that have impacted and will continue to impact financial services firms and continues to require significant rule-making. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. The legislation and regulation of financial institutions, both domestically and internationally, include calls to increase capital and liquidity requirements; limit the size and types of the activities permitted; and increase taxes on some institutions. FINRA’s oversight over broker-dealers and investment advisors may be expanded, and new regulations on having investment banking and securities analyst functions in the same firm may be created. Many of the provisions of Dodd-Frank remain subject to further rule making procedures and studies and will continue to take effect over several years. As a result, we cannot assess the full impact of all of these legislative and regulatory changes on our business at the present time. However, these legislative and regulatory changes could affect our revenue, limit our ability to pursue business opportunities, impact the value of assets that we hold, require us to change certain of our business practices, impose additional costs on us, or otherwise adversely affect our businesses. If we do not comply with current or future legislation and regulations that apply to our operations, we may be subject to fines, penalties or material restrictions on our businesses in the jurisdiction where the violation occurred. Accordingly, such legislation or regulation could have an adverse effect on our business, results of operations, cash flows or financial condition.

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

We may experience difficulties in realizing the expected benefits of the acquisition UOL.

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

A significant portion of UOL’s revenues and profits come from dial-up Internet and DSL access services and related services and advertising revenues. UOL’s dial-up and DSL Internet access pay accounts and revenues have been declining and are expected to continue to decline due to the continued maturation of the market for dial-up and DSL Internet access, competitive pressures in the industry and limited sales efforts. Consumers continue to migrate to broadband access, primarily due to the faster connection and download speeds provided by broadband access. Advanced applications such as online gaming, music downloads and videos require greater bandwidth for optimal performance, which adds to the demand for broadband access. The pricing for basic broadband services has been declining as well, making it a more viable option for consumers. In addition, the popularity of accessing the Internet through tablets and mobile devices has been growing and may accelerate the migration of consumers away from dial-up Internet access. The number of dial-up Internet access pay accounts has been adversely impacted by both a decrease in the number of new pay accounts signing up for UOL’s services, as well as the impact of subscribers canceling their accounts, which we refer to as “churn.” Churn has increased from time to time and may increase in the future. If we experience a higher than expected level of churn, it will make it more difficult for us to increase or maintain the number of pay accounts, which could adversely affect our business, financial condition, results of operations, and cash flows.

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

Government regulations could adversely affect our business or force us to change our business practices .

The services that are provided by UOL are subject to varying degrees of international, federal, state and local laws and regulation , including, without limitation, those relating to taxation, bulk email or "spam," advertising (including, without limitation, targeted or behavioral advertising), user privacy and data protection, consumer protection, antitrust, export, and unclaimed property . Compliance with such laws and regulations, which in many instances are unclear or unsettled, is complex. New laws and regulations, such as those being considered or recently enacted by certain states, the federal government, or international authorities related to automatic-renewal practices, spam, user privacy, targeted or behavioral advertising, and taxation, could impact our revenues or certain of our business practices or those of our advertisers.

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

GACP I., L.P., a direct lending fund of which our wholly owned subsidiary GACP is the general partner, may invest in secured debt issued by companies that have or may incur additional debt that is senior to the secured debt owned by the fund. In the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of any such company, the owners of senior secured debt (i.e., the owners of first priority liens) generally will be entitled to receive proceeds from any realization of the secured collateral until they have been reimbursed. At such time, the owners of junior secured debt (including, in certain circumstances, the fund) will be entitled to receive proceeds from the realization of the collateral securing such debt. There can be no assurances that the proceeds, if any, from the sale of such collateral would be sufficient to satisfy the loan obligations secured by subordinate debt instruments. To the extent that the fund owns secured debt that is junior to other secured debt, the fund may lose the value of its entire investment in such secured debt.

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

In November 2016 we completed an offering of 7.50% Senior Notes with an aggregate principal amount of $28.75 million. The terms of such indebtedness contain various restrictions and covenants regarding the operation of our business, including, but not limited to, restrictions on our ability to merge or consolidate with or into any other entity. We may also secure additional debt financing in the future in addition to our current debt. Our level of indebtedness generally could adversely affect our operations and liquidity, by, among other things: (i) making it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions because we may not have sufficient cash flows to make our scheduled debt payments; (ii) causing us to use a larger portion of our cash flows to fund interest and principal payments, thereby reducing the availability of cash to fund working capital, capital expenditures and other business activities; (iii) making it more difficult for us to take advantage of significant business opportunities, such as acquisition opportunities or other strategic transactions, and to react to changes in market or industry conditions; and (iv) limiting our ability to borrow additional monies in the future to fund working capital, capital expenditures, acquisitions and other general corporate purposes as and when needed, which could force us to suspend, delay or curtail business prospects, strategies or operations. We may not be able to generate sufficient cash flow to pay the interest on our debt, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt. If we are unable to generate sufficient cash flow to pay the interest on our debt, we may have to delay or curtail our operations. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as reducing capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. These alternative strategies may not be affected on satisfactory terms, if at all, and they may not yield sufficient funds to make required payments on our indebtedness. If, for any reason, we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which could allow our creditors at that time to declare certain outstanding indebtedness to be due and payable or exercise other available remedies, which may in turn trigger cross acceleration or cross default rights in other agreements. If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us.

Risk Factors Relating to the Merger

Because the market price of our common shares may fluctuate, the value of the merger consideration to be paid to FBR shareholders may change.

Upon completion of the Merger, each outstanding FBR common share, excluding certain specified shares, will be converted into the right to receive 0.671 of a share of our common stock pursuant to the terms of the Merger Agreement. The closing price of our common shares on the date that the Merger is completed may vary from the closing price of our common shares on the date we and FBR announced the Merger. Any change in the market price of our common shares prior to completion of the merger will affect the value of the merger consideration we will issue that FBR shareholders upon completion of the Merger. Share price changes may result from a variety of factors, including general market and economic conditions, changes in our and FBR’s respective businesses, operations and prospects, and regulatory considerations, among other things. Many of these factors are beyond the control of us and FBR. In addition, the amount to be received by holders of FBR common shares in a pre-closing dividend may change.

Our results of operations after the Merger may be affected by factors different from those currently affecting the results of our operations.

Our business and the business of FBR differ in certain respects and, accordingly, the results of operations of the combined company and the market price of the combined company’s common shares may be affected by factors different from those currently affecting our independent results of operations.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

Before the transactions contemplated by the Merger Agreement, including the Merger, may be completed, various approvals must be obtained from governmental and self-regulatory authorities, including (i) the expiration of the applicable waiting period under the HSR Act and (ii) subject to certain exceptions, the receipt of approval of each FBR broker-dealer subsidiary’s Continuing Membership Application by FINRA. These authorities may impose conditions on the granting of such approvals. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying completion of the Merger or of imposing additional costs or limitations on the combined company following the Merger. The regulatory approvals may not be received at all, may not be received in a timely fashion, and may contain conditions on the completion of the Merger that are not anticipated or cannot be met. If the consummation of the Merger is delayed, including by a delay in receipt of necessary governmental approvals, the business, financial condition and results of operations of each company may also be materially adversely affected.

The Merger is subject to certain closing conditions that, if not satisfied or waived, will result in the Merger not being completed, which may cause the prices of our common shares to decline.

The Merger is subject to customary conditions to closing, including the receipt of required regulatory approvals and approval of each party’s shareholders of certain Merger-related proposals. If any condition to the Merger is not satisfied or waived, to the extent permitted by law, the Merger will not be completed. In addition, we and FBR may terminate the Merger Agreement under certain circumstances even if the Merger Agreement is approved by each party’s shareholders. If we and FBR do not complete the Merger, the trading price of our common shares may decline. In addition, we would not realize any of the expected benefits of having completed the Merger. If the Merger is not completed, additional risks could materialize, which could materially and adversely affect our business, financial condition and results.

We and FBR will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees, customers and vendors may have an adverse influence on the business, financial condition and results of operations of FBR and us. These uncertainties may impair FBR’s or our ability to attract, retain and motivate key personnel pending the consummation of the Merger, as such personnel may experience uncertainty about their future roles following the consummation of the Merger. Additionally, these uncertainties could cause self-regulatory organizations, customers, clearing brokers, suppliers, vendors and others who deal with FBR or us to seek to change existing business relationships with FBR, us or the combined company or fail to extend an existing relationship with FBR, us or the combined company.

In addition, the Merger Agreement restricts FBR and us from taking certain actions without the other’s party’s consent while the Merger is pending. These restrictions could have a material adverse effect on FBR’s or our business, financial condition and results of operations.

Our shareholders will generally have a reduced ownership and voting interest after the Merger and will exercise less influence over management.

Our stockholders currently have the right to vote in the election of the our board of directors and on other matters affecting us. Upon the completion of the Merger, except for shareholders who own common shares in both us and FBR, each of our shareholder’s percentage ownership of us will be smaller than such stockholder’s current percentage ownership. It is currently expected that the former shareholders of FBR as a group will receive shares in the Merger constituting approximately 27.5% of the outstanding shares of the combined company immediately after the Merger. As a result, our current stockholders as a group will own approximately 72.5% of the outstanding shares of the combined company immediately after the Merger. Because of this, our shareholders will generally have less influence on the management and policies of the combined company than they now have on our management and policies.

The combined company may fail to realize the anticipated benefits of the Merger.

The success of the Merger will depend on, among other things, the combined company’s ability to combine the businesses of us and FBR. If the combined company is not able to successfully achieve this objective, the anticipated benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected.

We and FBR have operated and, until the consummation of the Merger, will continue to operate independently. It is possible that the integration process or other factors could result in the loss or departure of key employees, the disruption of the ongoing business of us or FBR or inconsistencies in standards, controls, procedures and policies. It is also possible that clients, customers and counterparties of us or FBR could choose to discontinue their relationships with the combined company because they prefer doing business with an independent company or for any other reason, which would adversely affect the future performance of the combined company. These transition matters could have an adverse effect on each of us and FBR during the pre-Merger period and for an undetermined amount of time after the consummation of the Merger.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our headquarters are located in Woodland Hills, California in a leased facility. The following table sets forth the location and use of each of our properties, all of which are leased as of December 31, 2016.

Location	Use

Woodland Hills, California	Headquarters; Accounting, Information Technology and Human Resources offices; Appraisal, Auction and Liquidation and United Online offices

Los Angeles, California	Capital Markets office

Costa Mesa, California	Capital Markets office

San Francisco, California	Capital Markets office

Wilton, Connecticut	Capital Markets office

New York, New York	Capital Markets, Appraisal, Wealth Management, and Legal office

Chicago, Illinois	Appraisal office

Dallas, Texas	Appraisal, Auction & Liquidation office

Needham, Massachusetts	Appraisal office

Fort Lee, New Jersey	United Online office

Toledo, Ohio	Appraisal office

Atlanta, Georgia	Appraisal office

Charlotte, North Carolina	Appraisal office

Winston-Salem, North Carolina	Appraisal office

Milwaukee, Wisconsin	Appraisal office

Sydney, Australia	Auction & Liquidation office

Hyderabad, India	United Online office

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

On January 19, 2015, a complaint (the “Complaint”) was filed against Great American Group, LLC, in the United States Bankruptcy Court for the District of Delaware (“Court”), adversary proceeding 15-50057 (MFW), by 9586 LLC asserting claims arising out of the Great American Group, LLC’s activities with respect to an auction of equipment in Colorado in October 2012.  This proceeding is pending in the bankruptcy cases of Abound Solar Manufacturing, LLC and certain of its affiliates (the “Debtors”), case no. 12-11974.  The Complaint asserts claims for breach of contract, negligence, fraud, unjust enrichment, negligent misrepresentation, nuisance, and violations of the Colorado Consumer Protection Act (“CCPA”).  In the Complaint, the plaintiff, a former landlord of the Debtors, generally alleges that Great American Group, LLC and a joint venture partner were responsible for contamination while performing services in connection with an auction of solar machinery, and is seeking approximately $9.7 million in damages.  Great American Group, LLC filed a Motion to Dismiss the Complaint and on March 1, 2016, the Court issued its Opinion on Great American Group, LLC’s Motion to Dismiss dismissing the unjust enrichment claim and the CCPA claim, but denied the motion with respect to the other claims. In April 2016, Great American Group, LLC filed an answer with the Court denying the allegations in the complaint. In December 2016, the parties exchanged initial disclosures.  In January 2017, the parties filed a proposed scheduling order with the Court. Discovery in the action is currently proceeding. We intend to continue to vigorously defend this action which we consider to be meritless. An adverse judgment in this matter could materially and adversely affect the Company and its financial condition.

On July 5, 2016, Quadre Investments LP (“Quadre”) filed a petition with the Delaware Court of Chancery (the “Chancery Court”) seeking a determination of fair value for 943,769 shares of common stock of UOL in connection with the acquisition of UOL by the Company (the “Quadre Litigation”). Such transaction gave rise to appraisal rights pursuant to Section 262 of the General Corporation Law of the State of Delaware. As a result, Quadre is entitled to petition the Chancery Court to receive fair value as determined by the Chancery Court. We do not believe that the fair value of each share exceeds $11.00 per share, the merger consideration paid to UOL stockholders pursuant to the merger agreement in such acquisition, and we intend to contest the petition. Discovery in the case has commenced. As of December 31, 2016, we have recorded approximately $10.4 million of acquisition consideration payable and approximately $0.3 million of accrued interest payable in connection with the Quadre Litigation.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market and Other Information

Our common stock is traded on the NASDAQ Global Market under the symbol: “RILY”. From July 16, 2015 to November 15, 2016, our common stock was traded on the NASDAQ Capital Market under the symbol “RILY”. Prior to July 16, 2015, our common stock was traded on the OTC Bulletin Board under the symbol “RILY” from November 7, 2014 to July 16, 2015.

The following table sets forth the high and low closing sale prices of a share of our Common Stock as reported by the OTC Bulletin Board, NASDAQ Capital Market or NASDAQ Global Market (as applicable) on a quarterly basis for the years ended December 31, 2015 and 2016.

	High	Low

2015:
Quarter ended March 31, 2015	$13.75	$9.50
Quarter ended June 30, 2015	12.50	9.45
Quarter ended September 30, 2015	11.00	9.50
Quarter ended December 31, 2015	10.16	9.50

2016:
Quarter ended March 31, 2016	$10.50	$9.05
Quarter ended June 30, 2016	11.72	9.50
Quarter ended September 30, 2016	13.36	8.68
Quarter ended December 31, 2016	19.25	12.20

As of March 10, 2017, there were approximately 83 holders of record of our Common Stock. This number does not include beneficial owners holding shares through nominees or in “street” name.

Dividend Policy

On May 4, 2015, our Board of Directors approved a dividend of $0.06 per share, which was paid on or about June 12, 2015 to stockholders of record on May 22, 2015. On August 10, 2015, our Board of Directors approved a dividend of $0.20 per share, which was paid on or about September 10, 2015 to stockholders of record on August 25, 2015. On November 9, 2015, our Board of Directors approved a dividend of $0.06 per share, which was paid on or about December 9, 2015 to stockholders of record on November 24, 2015. On August 4, 2016, our Board of Directors approved a dividend of $0.03 per share, which was paid on or about September 8, 2016 to stockholders of record on August 22, 2016. On November 13, 2016, our Board of Directors approved a regular dividend of $0.08 per share and a special dividend of $0.17 per share, which was paid on or about December 14, 2016 to stockholders of record on November 29, 2016. On February 20, 2017, our Board of Directors approved a regular quarterly dividend of $0.08 per share and a special dividend of $0.18 per share, which will be paid on or about March 13, 2017 to stockholders of record on March 6, 2017. While it is the Board’s current intention to make regular dividend payments of $0.08 per share each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of and for each of the five fiscal years ended December 31, 2016, and is derived from our Consolidated Financial Statements. The Consolidated Financial Statements as of December 31, 2016 and 2015, and for each of the years in the three-year period ended December 31, 2016, are included elsewhere in this report. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Consolidated Statement of Operations Data:

(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Revenues:
Services and fees	$164,235	$101,929	$67,257	$59,967	$65,624
Sale of goods	26,116	10,596	9,859	16,165	18,312
Total revenues	190,351	112,525	77,116	76,132	83,936
Operating expenses:
Direct cost of services	40,857	29,049	23,466	24,146	23,911
Cost of goods sold	14,755	3,072	14,080	11,506	12,750
Selling, general and administrative	82,127	58,322	44,453	36,382	39,834
Restructuring charge	3,887	—	2,548	—	—
Total operating expenses	141,626	90,443	84,547	72,034	76,495
Operating income (loss)	48,725	22,082	(7,431)	4,098	7,441
Other income (expense):
Interest income	318	17	12	26	201
Loss from equity investment in Great American Group Real
Estate, LLC and Shoon Trading Limited	—	—	—	(177)	(120)
Gain from bargain purchase	—	—	—	—	1,366
Interest expense	(1,996)	(834)	(1,262)	(2,667)	(2,612)
Income (loss) from operations before income taxes	47,047	21,265	(8,681)	1,280	6,276
(Provision) benefit for income taxes	(14,321)	(7,688)	2,886	(704)	(1,936)
Net income (loss)	32,726	13,577	(5,795)	576	4,340
Net income (loss) attributable to noncontrolling interests	11,200	1,772	6	(482)	819
Net income (loss) attributable to B. Riley Financial, Inc.	$21,526	$11,805	$(5,801)	$1,058	$3,521

Basic earnings (loss) per share	$1.19	$0.73	$(0.60)	$0.74	$2.46
Diluted earnings (loss) per share	$1.17	$0.73	$(0.60)	$0.71	$2.38
Cash dividends per share	$0.28	$0.32	$0.03	$—	$—

Weighted average basic shares outstanding	18,106,621	16,221,040	9,612,154	1,434,107	1,434,107
Weighted average diluted shares outstanding	18,391,852	16,265,915	9,612,154	1,495,328	1,480,671

Consolidated Balance Sheet Data:

(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014	2013	2012

Cash and cash equivalents	$112,105	$30,012	$21,600	$18,867	$18,721
Restricted cash	3,294	51	7,657	325	7,923
Securities owned. At fair value	16,579	25,543	17,955	—	—
Total assets	264,618	132,420	138,990	73,677	80,583
Total current liabilities	83,663	21,950	41,911	29,069	34,275
Total long-term liabilities	30,563	1,150	—	48,759	50,483
Total equity (deficit)	150,392	109,320	97,079	(4,151)	(4,175)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: volatility in our revenues and results of operations; changing conditions in the financial markets; our ability to generate sufficient revenues to achieve and maintain profitability; the short term nature of our engagements; the accuracy of our estimates and valuations of inventory or assets in “guarantee” based engagements; competition in the asset management business potential losses related to our auction or liquidation engagements; our dependence on communications, information and other systems and third parties; potential losses related to purchase transactions in our auction and liquidations business; the potential loss of financial institution clients; potential losses from or illiquidity of our proprietary investments; changing economic and market conditions; potential liability and harm to our reputation if we were to provide an inaccurate appraisal or valuation; potential mark-downs in inventory in connection with purchase transactions; failure to successfully compete in any of our segments; loss of key personnel; our ability to borrow under our credit facilities as necessary; failure to comply with the terms of our credit agreements; our ability to meet future capital requirements ; our ability to realize the benefits of our completed and proposed acquisitions, including our ability to achieve anticipated opportunities and operating cost savings, and accretion to reported earnings estimated to result from completed and proposed acquisitions in the time frame expected by management or at all; the possibility that our proposed acquisition of FBR & Co, Inc. (“FBR”) does not close when expected or at all; our ability to promptly and effectively integrate our business with that of FBR if such transaction closes; the reaction to the FBR acquisition of our and FBR’s customers, employees and counterparties; and the diversion of management time on acquisition-related issues.

Except as otherwise required by the context, references in this Annual Report to “the “Company,” “B. Riley,” “we,” “us” or “our” refer to the combined business of B. Riley Financial, Inc. and all of its subsidiaries.

Overview

B. Riley Financial, Inc. and its subsidiaries (NASDAQ: RILY) provides collaborative financial services and solutions through several operating subsidiaries including:

▪	B. Riley & Co., LLC (“BRC”), a mid-sized, full service investment bank providing financial advisory, corporate finance, research, and sales & trading services to corporate, institutional and high net worth individual clients;

▪	B. Riley Capital Management, LLC, a Securities and Exchange Commission (“SEC”) registered Investment Advisor, which includes B. Riley Asset Management, a provider of investment products to institutional and high net worth investors; B. Riley Wealth Management (formally MK Capital Advisors), a multi-family office practice and wealth management firm focused on the needs of ultra-high net worth individuals and families; and Great American Capital Partners, LLC (“GACP”), the general partner of a private fund, GACP I, L.P., a direct lending fund that provides senior secured loans and second lien secured loan facilities to middle market public and private U.S. companies;

▪	Great American Group, LLC, a leading provider of asset disposition and auction solutions to a wide range of retail and industrial clients;

▪	Great American Group Advisory and Valuation Services, LLC, a leading provider of valuation services for asset based lenders and corporate clients; and

We also pursue a strategy of investing in or acquiring companies which we believe have attractive investment return characteristics. On July 1, 2016, we acquired United Online, Inc. (“UOL”) as part of our principal investments strategy. UOL is a communications company that offers consumer subscription services and products, consisting of Internet access services and devices under the NetZero and Juno brands primarily sold in the United States.

With the acquisition of UOL on July 1, 2016, for financial reporting purposes we now classify our businesses into four operating segments: (i) capital markets, (ii) auction and liquidation, (iii) valuation and appraisal and (iv) principal investments - United Online.

Capital Markets Segment. Our capital markets segment provides a full array of investment banking, corporate finance, research, wealth management, sales and trading services to corporate, institutional and high net worth clients. Our corporate finance and investment banking services include merger and acquisitions advisory services to public and private companies, initial and secondary public offerings, and institutional private placements.  In addition, we trade equity securities as a principal for our account, including investments in funds managed by our subsidiaries. Our capital markets segment also includes our asset management businesses that manage various private and public funds for institutional and individual investors.

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

Principal Investments - United Online Segment. Our principal investments - United Online segment consists of UOL which offers consumer subscription services consisting of Internet access under the NetZero and Juno brands. Internet access includes paid dial-up, mobile broadband and DSL subscription services. We also offer email, Internet security, web hosting services, and other services.

Historically, revenues from our auction and liquidation segment vary significantly from quarter to quarter and have a significant impact on our operating results from period to period. These revenues have historically comprised a significant amount of our total revenues and operating profits. During the years ended December 31, 2016, 2015 and 2014, revenues from our auction and liquidation segment were 46.0%, 41.1% and 35.0% of total revenues. Our profitability in each reporting period is impacted by the number and size of retail liquidation engagements we perform on a quarterly or annual basis. Revenues from liquidation service contracts to one retailer represented 13.5% of our total revenues during the year ended December 31, 2016. Revenues from liquidation service contracts to one retailer represented 12.4% of our total revenues during the year ended December 31, 2015. In addition, revenues from investment banking transactions in our capital markets segment will vary from quarter to quarter and have a material impact on our total revenues and operating profits.

Recent Developments

In August 2016, we were engaged to liquidate the going-out-of-business sale of 63 Masters Home Improvement stores located throughout Australia. As part of the liquidation engagement we provided a minimum guarantee of amounts to be realized from the liquidation of inventory. We formed GA Retail Investments, L.P., a Delaware limited partnership (the “Partnership”), with a third party investor which required us to contribute $15.4 million, in connection with our general and limited partnership interest, and we borrowed $61.4 million from a third party investor. The Partnership was formed to provide funding for the Masters Home Improvement retail liquidation engagement. The participating note payable was non-interest bearing, shares in 50% of the all of the profits and losses of the Partnership and the principal amount was repaid in December 2016 upon the completion of the going-out-of-business sale of Masters Home Improvement stores as defined in the partnership agreement. At December 31, 2016, $10.0 million was payable in accordance with the participating note payable share of profits and is included net income attributable to noncontrolling interests and amounts due to related parties and partners in the consolidated financial statements.

In September 2016, we were engaged to liquidate the inventory of 130 stores of MS Mode in the Netherlands. As part of the retail liquidation engagement we purchased $10.3 million of inventory and commenced the sale of retail inventory. We completed the sale of all of the inventory in December 2016 as part of the retail liquidation engagement.

On November 2, 2016, we issued $28.75 million of Senior Notes due in 2021, interest payable quarterly at 7.5% commencing January 31, 2017. The Senior Notes are unsecured and due and payable in full on October 31, 2021. In connection with the issuance of the Senior Notes we received net proceeds of $27.7 million (after underwriting commissions and fees of $1.1 million). In connection with the offering of $28.75 million of Senior Notes, certain members of our management and Board of Directors purchased $2.7 million or 9.5% of the Senior Notes we offered.

On February 17, 2017, we entered into an agreement and plan of merger (the “Merger Agreement”) to acquire FBR, an investment banking and brokerage firm that provides investment banking, M&A advisory, institutional brokerage, and research services, pursuant to which FBR will merge with and into us (or a subsidiary of us), with us (or our subsidiary) as the surviving corporation (the “Merger”). Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of FBR common stock, excluding certain specified shares, will be converted into the right to receive 0.671 of a share of our common stock. We currently estimate that 5.3 million shares of our common stock will be issued in connection with this transaction, with an assumed value of $93.0 million based on the closing price of our common stock on February 17, 2017. In addition, prior to the closing of the Merger, the board of directors of FBR may declare and pay a cash dividend to holders of FBR Common Stock and FBR equity awards. Such dividend on a per share basis will be equal to the value of cash and certain specified investments on FBR’s balance sheet in excess of $33.5 million and certain transaction expenses divided by the total number of fully diluted shares of FBR Common Stock outstanding (subject to certain adjustments if such dividend would be equal to or more than $8.50 per fully diluted share of FBR Common Stock). Consummation of the Merger is subject to certain closing conditions, as set forth in the Merger Agreement, including the approval of the Merger by our shareholders and the shareholders of FBR. The Merger is currently expected to close in the second quarter of 2017. If the Merger is consummated, we anticipate that FBR’s operations will be included in our capital markets segment.

The Merger Agreement further provides that, at or prior to the effective time of the Merger, the number of directors comprising our full Board of Directors will be increased by one, with Richard J. Hendrix, Chairman, President and Chief Executive Officer of FBR, being appointed to fill the new seat in accordance with the terms of the employment agreement described below. In connection with the execution of the Merger Agreement, on February 17, 2017, BRC and we entered into an employment agreement with Mr. Hendrix, which provides that, following the closing of the Merger, Mr. Hendrix will become President and Chief Executive Officer of the combined business of FBR and BRC and will be appointed to our Board of Directors, contingent on Mr. Hendrix remaining employed by FBR through the closing of the Merger. In addition, on February 17, 2017, certain officers and directors of FBR entered into voting agreements with us with respect to shares of FBR common stock held by such officers or directors, and certain of our officers and directors entered into voting agreements with FBR with respect to shares of our common stock held by such officers or directors, which generally require each stockholder party thereto in his or her capacity as a stockholder, to vote all of the shares of common stock over which such party has voting control in favor of adoption of the Merger Agreement and certain related matters and against alternative transactions and generally prohibit them from transferring their shares of common stock, subject to certain exceptions.

Results of Operations

The following period to period comparisons of our financial results are not necessarily indicative of future results.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Consolidated Statements of Operations

(Dollars in thousands)

	Year Ended December 31, 2016		Year Ended December 31, 2015
	Amount	%	Amount	%
Revenues:
Services and fees	$164,235	86.3%	$101,929	90.6%
Sale of goods	26,116	13.7%	10,596	9.4%
Total revenues	190,351	100.0%	112,525	100.0%

Operating expenses:
Direct cost of services	40,857	21.4%	29,049	25.8%
Cost of goods sold	14,755	7.7%	3,072	2.7%
Selling, general and administrative expenses	82,127	43.4%	58,322	51.9%
Restructuring charge	3,887	2.0%	-	0.0%
Total operating expenses	141,626	74.5%	90,443	80.4%
Operating income	48,725	25.5%	22,082	19.6%
Other income (expense):
Interest income	318	0.2%	17	0.0%
Interest expense	(1,996)	-1.0%	(834)	-0.7%
Income before income taxes	47,047	24.7%	21,265	18.9%
Provision for income taxes	(14,321)	-7.5%	(7,688)	-6.8%
Net income	32,726	17.2%	13,577	12.1%
Net income attributable to noncontrolling interests	11,200	5.9%	1,772	1.6%
Net income attributable to B. Riley Financial, Inc.	$21,526	11.3%	$11,805	10.5%

Revenues

The table below and the discussion that follows are based on how we analyze our business.

	Year Ended December 31, 2016		Year Ended December 31, 2015		Change
	Amount	%	Amount	%	Amount	%

Revenues - Serivces and Fees:
Capital Markets segment	$39,335	20.7%	$35,183	31.3%	$4,152	11.8%
Auction and Liquidation segment	61,891	32.5%	35,633	31.7%	26,258	73.7%
Valuation and Appraisal segment	31,749	16.7%	31,113	27.6%	636	2.0%
Principals Investments - United Online segment	31,260	16.4%	-	n/m	31,260	n/m
Subtotal	164,235	86.3%	101,929	90.6%	62,306	61.1%

Revenues - Sale of goods
Auction and Liquidation segment	25,855	13.6%	10,596	9.4%	15,259	144.0%
Principals Investments - United Online segment	261	0.1%	-	n/m	261	n/m
	26,116	13.7%	10,596	9.4%	15,520	146.5%

Total revenues	$190,351	100.0%	$112,525	100.0%	$77,826	69.2%

Total revenues increased $77.8 million to $190.4 million during the year ended December 31, 2016 from $112.6 million during the year ended December 31, 2015. The increase in revenues during the year ended December 31, 2016 was primarily due to an increase in revenues from services and fees of $62.3 million and an increase in revenues from the sale of goods of $15.5 million. The increase in revenues from services and fees of $62.3 million in 2016 was primarily due to an increase in revenues of (a) $4.1 million in the capital markets segment, (b) $26.3 million in the auction and liquidation segment, (c) $0.6 million in the valuation and appraisal segment, and (d) $31.3 million in the principal investments - United Online segment from the acquisition of UOL on July 1, 2016. The increase in revenues from sale of goods of $15.5 million was primarily due to sale of retail goods that we acquired title to in September 2016 in connection with the retail liquidation engagement of MS Mode, a retailer of women’s apparel that operated 130 retail locations throughout the Netherlands.

Revenues from services and fees in the capital markets segment increased $4.1 million, or 11.8% to $39.3 million during the year ended December 31, 2016 from $35.2 million during the year ended December 31, 2015. The increase in revenues was primarily due to an increase in revenues of $4.1 million from trading income and $1.6 million from commissions, fees and other income primarily earned from research, sales and trading, and wealth management services, offset by a decrease in revenues of $1.6 million from investment banking fees. The increase in revenues from trading income in 2016 was primarily due to an increase in income we earned from trading activities in our propriety trading account. The increase in revenues from commissions, fees and other income primarily earned from research, sales and trading, and wealth management services was primarily due to an increase in fees and commissions earned from research, sales and trading and incentive management fees earned from our various funds we manage. The decrease in revenues from investment banking fees was primarily due to a decrease in the number of investment banking transactions where we acted as an advisor in 2016 as compared to the same period in 2015.

Revenues from services and fees in the auction and liquidation solutions increased $26.3 million, or 73.7%, to $61.9 million during the year ended December 31, 2016 from $35.6 million during the year ended December 31, 2015. The increase in revenues of $26.3 million was primarily due to an increase in revenues of $27.9 million from services and fees from retail liquidation engagements, offset by a decrease in revenues of $1.6 million from services and fees in our wholesale and industrial auction division. The increase in revenues from services and fees from retail liquidation engagements was primarily due to (a) revenues from the liquidation of inventory for the going-out-of-business sale of 185 Hancock Fabric stores in the United States and (b) revenues from the liquidation of inventory for the going-out-of-business sale of 63 Masters Home Improvement stores in Australia. In 2015, we only had revenues from one large retail liquidation engagement where we participated in a joint venture involving the liquidation of inventory for the going-out-of-business sale of 133 Target stores located in Canada. The decrease in revenues from services and fees in our wholesale and industrial division was primarily due to a decrease in the number of wholesale and industrial auction engagements in 2016 as compared to the same period in 2015.

Revenues from services and fees in the valuation and appraisal segment increased $0.6 million, or 2.0%, to $31.7 million during the year ended December 31, 2016 from $31.1 million during the year ended December 31, 2015. The increase in revenues was primarily due to increases of (a) $0.3 million related to appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors and (b) $0.4 million related to appraisal engagements where we perform valuations of intellectual property and business valuations. These increases were offset by a decrease in revenues of $0.1 million related to appraisal engagements where we perform valuations of machinery and equipment.

Revenues from services and fees in the principal investments - United Online segment of $31.3 million in 2016 were the result of the acquisition of UOL on July 1, 2016.  These revenues include $22.4 million in services and fees primarily from customer paid accounts related to our Internet access and related subscription services and $8.9 million in advertising revenues from Internet display advertising and search related to our email and Internet access services. Over the past several years revenues from paid subscription services have declined year over year as a result of a decline in the number of paid subscribers for our services.  Management believes the decline in paid subscriber accounts is primarily attributable to the industry trends of consumers switching from dial-up Internet access to high speed Internet access such as cable and DSL.  Management expects revenues in the principal investments - United Online segment to continue to decline year over year.

Sale of Goods, Cost of Goods Sold and Gross Margin

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Auction and	Principal Investments -		Auction and	Principal Investments -
	Liquidation	United Online		Liquidation	United Online
	Segment	Segment	Total	Segment	Segment	Total

Revenues - Sale of Goods	$25,855	$261	$26,116	$10,596	$-	$10,596
Cost of goods sold	14,502	253	14,755	3,072	-	3,072

Gross margin on services and fees	$11,353	$8	$11,361	$7,524	$-	$7,524

Gross margin percentage	43.9%	3.1%	43.5%	71.0%	n/m	71.0%

Revenues from the sale of goods increased $15.5 million, to $26.1 million during the year ended December 31, 2016 from $10.6 during the year ended December 31, 2015. Revenues from the sale of goods in 2016 was primarily due to the sale of retail goods related to the retail liquidation engagement of MS Mode in Europe where we took title to the goods and operated the MS Mode stores during the liquidation period. In the principal investments - United Online segment, revenues from the sale of goods was primarily due to the sale of mobile broadband devices that are sold in connection with the mobile broadband services we offer our customers. Revenues from the sale of goods in 2015 was primarily due to the sale of retail goods related to the retail liquidation engagement of Schoenenreus in the Netherlands where we took title to the goods and operated the Schoenenreus stores during the liquidation period. Cost of goods sold in 2016 was $14.8 million resulting in a gross margin of $11.4 million or 43.5% during the year ended December 31, 2016. Cost of goods sold in 2015 was $3.1 million resulting in a gross margin of $7.5 million or 71.0% during the year ended December 31, 2015.

Operating Expenses

Direct Costs of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the years ended December 31, 2016 and 2015 are as follows:

	Year Ended December 31, 2016				Year Ended December 31, 2015
	Auction and	Valuation and	Principal Investments -		Auction and	Valuation and	Principal Investments -
	Liquidation	Appraisal	United Online		Liquidation	Appraisal	United Online
	Segment	Segment	Segment	Total	Segment	Segment	Segment	Total

Revenues - Services and fees	$61,891	$31,749	$31,260		$35,633	$31,113	$-
Direct cost of services	17,787	13,983	9,087	$40,857	15,489	13,560	-	$29,049

Gross margin on services and fees	$44,104	$17,766	$22,173		$20,144	$17,553	$-

Gross margin percentage	71.3%	56.0%	70.9%		56.5%	56.4%	n/m

n/m – not applicable or not meaningful.

Total direct costs increased $11.8 million, to $40.9 million during the year ended December 31, 2016 from $29.1 million during the year ended December 31, 2015. Direct costs of services increased by (a) $2.3 million in the auction and liquidation segment, (b) $0.4 million in the valuation and appraisal segment, and (c) $9.1 million in the principal investments - United Online segment as a result of the acquisition of UOL on July 1, 2016. The increase in direct costs in the auction and liquidation segment was primarily due to costs incurred in connection with the retail liquidation of inventory from operating the MS Mode retail stores located in the Netherlands in 2016. The increase in direct costs of services in the valuation and appraisal segment was primarily due to an increase in payroll and related expenses due to an increase headcount 2016 as compared to the same period in 2015.

Auction and Liquidation

Gross margin in the auction and liquidation segment for services and fees increased to 71.3% of revenues during the year ended December 31, 2016, as compared to 56.5% of revenues during the year ended December 31, 2015. The increase in gross margin during the year ended December 31, 2016 was primarily due to a change in the mix of fee type engagements in 2016 as compared to the same period in 2015 and the impact of the revenues we earned from the liquidation of inventory for the going-out-of-business sale of 185 Hancock Fabric stores in the United States and liquidation of inventory for the going-out-of-business sale of 63 Masters Home Improvement stores in Australia.

Valuation and Appraisal

Gross margins in the valuation and appraisal segment decreased to 56.0% of revenues during the year ended December 31, 2016 as compared to 56.4% of revenues during the year ended December 31, 2015. The decrease in gross margin is primarily due to an increase in payroll and related expenses from an increase in headcount during 2016 as compared to same period in 2015.

Principal Investments - United Online

Gross margin in the principal investments - United Online segment of $22.2 million or 70.9% of revenues was the result of the acquisition of UOL on July 1, 2016. Direct costs in the principal investments - United Online segment of $9.1 million includes telecommunications and data center costs, personnel and overhead-related costs associated with operating our networks and data centers, depreciation of network computers and equipment, third party advertising sales commissions, license fees, costs related to providing customer support, costs related to customer billings and processing of customer credit cards and associated bank fees.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the years ended December 31, 2016 and 2015 were comprised of the following:

Selling, General and Administrative Expenses by Segment

(Dollars in thousands)

	Year Ended December 31, 2016		Year Ended December 31, 2015		Change
	Amount	%	Amount	%	Amount	%

Capital Markets segment	$33,244	40.5%	$30,748	52.7%	$2,496	8.1%
Auction and Liquidation segment	14,357	17.5%	8,361	14.3%	5,996	71.7%
Valuation and Appraisal segment	8,885	10.8%	9,238	15.8%	(353)	-3.8%
Principal Investments - United Online segment	9,492	11.6%	-	n/m	9,492	n/m
Corporate and Other segment	16,149	19.8%	9,975	17.2%	6,174	61.9%
Total selling, general & administrative expenses	$82,127	100.2%	$58,322	100.0%	$23,805	40.8%

n/m – not applicable or not meaningful.

Total selling, general and administrative expenses increased $23.8 million, or 40.8%, to $82.1 million during the year ended December 31, 2016 from $58.3 million for the year ended December 31, 2015. The increase in expenses was primarily due to an increase in selling, general and administrative expenses of (a) $2.5 million in the capital markets segment, (b) $6.0 million in the auction and liquidation segment, (c) $9.5 million in the principal investments - United Online segment as a result of the acquisition of UOL on July 1, 2016, and (d) $6.2 million in corporate and other, offset by a decrease in expenses of $0.4 million in the valuation and appraisal segment.

Capital Markets

Selling, general and administrative expenses in the capital markets segment increased by $2.5 million, or 8.1% to $33.2 million during the year ended December 31, 2016 from $30.7 million during the year ended December 31, 2015. The increase in expenses of $2.5 million was primarily due to an increase in incentive compensation as a result of the increase in revenues from investment banking fees in 2016 as compared to the same period in 2015 discussed above.

Auction and Liquidation

Selling, general and administrative expenses in the auction and liquidation segment increased $6.0 million, or 71.7%, to $14.4 million during the year ended December 31, 2016 from $8.4 million for the year ended December 31, 2015. The increase in expenses was primarily due to (a) an increase in payroll and incentive compensation of $2.6 million, (b) an increase in consulting fees of $3.6 million, and (c) an increase in legal and professional fees of $3.0 million in 2016 as compared to the same period in 2015. The increase in payroll, consulting and incentive compensation was primarily due to an increase in operating income from international retail liquidation engagements in 2016 as compared to the same period in 2015. The increase in legal and professional fees is primarily due to an increase in business activity in the auction and liquidation segment in 2016.

Valuation and Appraisal

Selling, general and administrative expenses in the valuation and appraisal segment decreased $0.4 million, or 3.8%, to $8.9 million during year ended December 31, 2016 from $9.2 million for the year ended December 31, 2015. The decrease of $0.4 million was primarily due to a decrease in payroll and other operating expenses in 2016 as compared to the same period in 2015.

Principal Investments - United Online

Selling, general and administrative expenses in the principal investments - United Online segment of $9.5 million in 2016 were the result of the acquisition of UOL on July 1, 2016. These expenses include $2.4 million of technology and development expenses, $0.8 million of sales and marketing expenses, $3.5 million of general and administrative expenses and $2.8 million of amortization of intangibles, offset by $1.6 million from a recovery of an insurance dispute. Technology and development expenses include expenses for product development, maintenance of existing software, technology and websites. Sales and marketing expenses include expenses associated personnel and overhead-related expenses for marketing, customer service, and advertising sales personnel to acquire and retain paid subscribers. Expenses associated with generating advertising revenues include sales commissions and personnel-related expenses. General and administrative expenses consist of personnel-related expenses for management in the principal investments - United Online segment, facilities, internal customer support personnel and personnel associated with operating our corporate systems. Amortization of intangibles includes amortization expense related to customer lists, advertising relationships, tradenames and internally developed software.

Corporate and Other

Selling, general and administrative expenses for corporate and other increased $6.2 million, or 61.9%, to $16.2 million during the year ended December 31, 2016 from $10.0 million for the year ended December 31, 2015. The increase was primarily due to (a) an increase in payroll and related expenses of $3.0, (b) an increase in accounting and professional fees of $2.0 million which includes transaction costs of $1.2 million related to acquisitions; (c) a restructuring charge of $0.4 million related to combining our corporate office location with the offices of UOL, and (d) a fair value adjustment of $0.8 million in connection with the mandatorily redeemable noncontrolling interests.

Restructuring Charge. During the year ended December 31, 2016, we incurred a restructuring charge of $3.9 million. There was no restructuring charge during the year ended December 31, 2015. The restructuring charge in 2016 included $3.5 million of employee termination costs related to a reduction in personnel in the corporate offices of UOL after our acquisition on July 1, 2016 and $0.4 million of charges related to combining our corporate office location with the offices of UOL.

Other Income (Expense). Other income included interest income of $0.3 million during the year ended December 31, 2016 and less than $0.1 million during the year ended December 31, 2015. Interest expense was $2.0 million during the year ended December 31, 2016 as compared to $0.8 million during the year ended December 31, 2015. The increase in interest expense during the year ended December 31, 2016 was primarily due to (a) an increase in interest expense of $0.5 million incurred from borrowings under our $100 million asset based credit facility, (b) interest expense of $0,3 million incurred on the acquisition consideration payable related to our acquisition of UOL on July 1, 2016 as a result of the Quadre Litigation and (c) interest expense of $0.4 million incurred in 2016 from the issuance of senior notes in November 2016.

Income (Loss) Before Income Taxes. Income before income taxes was $47.0 million during the year ended December 31, 2016, an increase of $25.7 million, from $21.3 million during the year ended December 31, 2015. The increase in income before income taxes of $25.7 million during the year ended December 31, 2016 as compared to the same period in 2015 was primarily due to an increase in operating income of (a) $21.8 million in our auction and liquidation segment, (b) $9.2 million of income generated from our principal investments - United Online segment as a result of the acquisition of UOL on July 1, 2016, (c) $1.7 million in our capital markets segment, and (d) $0.6 million in our valuation and appraisal segment, offset by an increase in corporate overhead of $6.6 million and interest expense of $1.0 million

(Provision) Benefit For Income Taxes. Provision for income taxes was $14.3 million during the year ended December 31, 2016, an increase of $6.6 million, from $7.7 million during the year ended December 31, 2015. The effective income tax rate was 30.4% during the year ended December 31, 2016 and 36.2% during the year ended December 31, 2015. The decrease in the effective income tax rate during the year ended December 31, 2016 from the same period in 2015 was primarily due to the tax differential on net income attributable to noncontrolling interests.

Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests represents the proportionate share of net income generated by Great American Global Partners, LLC and GA Retail Investments, L.P. that we do not own. The net income attributable to noncontrolling interests was $11.2 million during the year ended December 31, 2016 compared to net income attributable to noncontrolling interests of $1.8 million during the year ended December 31, 2015.

Net Income (Loss) Attributable to the Company. Net income attributable to the Company for the year ended December 31, 2016 was $21.5 million, an increase of $9.7 million, from $11.8 million during the year ended December 31, 2015. The increase in net income during the year ended December 31, 2016 as compared to the same period in 2015 was primarily due to an increase in operating income in the auction and liquidation segment and operating income from the principal investments - United Online segment as a result of the acquisition of UOL on July 1, 2016 as discussed above.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Consolidated Statements of Operations

(Dollars in thousands)

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Amount	%	Amount	%
Revenues:
Services and fees	$101,929	90.6%	$67,257	87.2%
Sale of goods	10,596	9.4%	9,859	12.8%
Total revenues	112,525	100.0%	77,116	100.0%

Operating expenses:
Direct cost of services	29,049	25.8%	23,466	30.4%
Cost of goods sold	3,072	2.7%	14,080	18.3%
Selling, general and administrative expenses	58,322	51.9%	44,453	57.6%
Restructuring charge	-	0.0%	2,548	3.3%
Total operating expenses	90,443	80.4%	84,547	109.6%
Operating income (loss)	22,082	19.6%	(7,431)	-9.6%
Other income (expense):
Interest income	17	0.0%	12	0.0%
Interest expense	(834)	-0.7%	(1,262)	-1.6%
Income (loss) before income taxes	21,265	18.9%	(8,681)	-11.2%
(Provision) benefit for income taxes	(7,688)	-6.8%	2,886	3.6%
Net income (loss)	13,577	12.1%	(5,795)	-7.6%
Net income attributable to noncontrolling interests	1,772	1.6%	6	0.0%
Net income (loss) attributable to B. Riley Financial, Inc.	$11,805	10.5%	$(5,801)	-7.6%

Revenues

The table below and the discussion that follows are based on how we analyze our business.

	Year Ended December 31, 2015		Year Ended December 31, 2014		Change
	Amount	%	Amount	%	Amount	%

Revenues - Serivces and Fees:
Capital Markets segment	$35,183	31.3%	$19,420	25.2%	$15,763	81.2%
Auction and Liquidation segment	35,633	31.7%	17,166	22.3%	18,467	107.6%
Valuation and Appraisal segment	31,113	27.6%	30,671	39.7%	442	1.4%
Subtotal	101,929	90.6%	67,257	87.2%	34,672	51.6%

Revenues - Sale of goods
Auction and Liquidation segment	10,596	9.4%	9,859	12.8%	737	7.5%

Total revenues	$112,525	100.0%	$77,116	100.0%	$35,409	45.9%

Total revenues increased $35.4 million to $112.5 million during the year ended December 31, 2015 from $77.1 million during the year ended December 31, 2014. The increase in revenues during the year ended December 31, 2015 was primarily due to an increase in revenues from services and fees of $34.7 million and an increase in revenues from the sale of goods of $0.7 million. The increase in revenues from services and fees of $34.7 million in 2015 was primarily due to an increase in revenues of (a) $15.8 million from our capital markets segment which includes the operating results of BRC Inc., which we acquired on June 18, 2014 and the operations of MK Capital Advisors, LLC (“MK Capital”) which we acquired on February 2, 2015, (b) $18.5 million in the auction and liquidation segment, and (c) $0.4 million in the valuation and appraisal segment.

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

Revenues from the sale of goods increased $0.7 million, to $10.6 million during the year ended December 31, 2015 from $9.9 during the year ended December 31, 2014. Revenues from the sale of goods in 2015 was primarily due to the sale of retail goods related to the retail liquidation engagement of Schoenenreus, a retailer of men’s, women’s and children’s shoes, clothing and accessories that operated retail locations throughout the Netherlands, where we took title to the goods and operated the Schoenenreus stores during the liquidation period. Cost of goods sold in 2015 was $3.1 million resulting in a gross margin of $7.5 million or 71.0% during the year ended December 31, 2015. Revenues from the sale of goods in 2014 was primarily due to the sale of goods related to an auction of an industrial plant where we sold machinery and equipment at an auction we held during the first quarter of 2014. Cost of goods sold in 2014 was $14.1 million resulting in a gross margin of $(4.2) million or (42.8)% during the year ended December 31, 2014. The gross margin in 2014 was negatively impacted by $2.9 million of impairment and inventory valuation charges in the fourth quarter of 2014 and $1.7 million of inventory valuation charges during the third quarter of 2014. The impairment and inventory valuation charges in the fourth quarter of 2014 were comprised of a $1.2 million impairment charge we incurred as a result of the expiration of the lease finance receivable on December 15, 2014 and an inventory valuation charge of $2.1 million related to another oil rig and aircraft parts that are included in goods held for sale at December 31, 2014. The $1.7 million impairment charge in the third quarter of 2014 was incurred to write down the carrying value of certain goods held for sale or auction relating to machinery and equipment that we sold at auction in the third quarter of 2014.

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

Gross margin in the auction and liquidation segment for services and fees increased to 56.5% of revenues during the year ended December 31, 2015, as compared to 37.6% of revenues during the year ended December 31, 2014. The increase in gross margin during the year ended December 31, 2015 was primarily due to a change in the mix of fee type engagements in 2015 as compared to the same period in 2014 and the impact of the revenues we earned from our participation in the joint venture involving the liquidation of inventory for the going-out-of-business sale of 133 Target stores located in Canada.

Gross margins in the valuation and appraisal segment decreased to 56.4% of revenues during the year ended December 31, 2015 as compared to 58.4% of revenues during the year ended December 31, 2014. The decrease in gross margin is primarily due to an increase in payroll and related expenses from an increase in headcount during the fourth quarter of 2015 as compared to same period in 2014.

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

Income (Loss) Before Income Taxes. Income before income taxes was $21.3 million during the year ended December 31, 2015 as compared to a loss before income taxes of $8.7 million during the year ended December 31, 2014. The increase in income before income taxes of $30.0 million during the year ended December 31, 2015 as compared to the loss in 2014 was primarily due to (a) an increase in operating income of $27.0 million in our auction and liquidation segment and $1.5 million in our valuation and appraisal segment, and (b) a decrease in corporate overhead and interest expense of $2.0 million, offset by a decrease in operating income of $0.6 million in our capital markets segment.

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

Liquidity and Capital Resources

Our operations are funded through a combination of existing cash on hand, cash generated from operations, proceeds from the issuance of common stock, and borrowings under our senior notes payable, credit facility and special purposes financing arrangements.  On May 10, 2016, we completed a secondary offering of 2,420,980 shares of common stock at a price to the public of $9.50 per share.  The net proceeds from the offering were $22.8 million after deducting underwriting commissions and other offering expenses. On November 2, 2016, the Company issued $28.75 million of Senior Notes, interest payable quarterly at 7.5% commencing January 31, 2017. The Senior Notes are unsecured and due and payable in full on October 31, 2021. In connection with the issuance of the Senior Notes, the Company received net proceeds of $27.7 million (after underwriting commissions and fees of $1.1 million). During the year ended December 31, 2016 and 2015 we generated net income of $21.5 million and $11.8 million, respectively. During the year ended December 31, 2014 we generated a net loss of $5.8 million. Our cash flows and profitability are impacted by the number and size of retail liquidation and capital markets engagements performed on a quarterly and annual basis

As of December 31, 2016, we had $112.1 million of unrestricted cash, $3.3 million of restricted cash, net investments in securities of $15.7 million, and $27.7 million of borrowings outstanding from the issuance of our Senior Notes Payable in November 2016. We believe that our current cash and cash equivalents, funds available under our asset based credit facility and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and execute on our business plan.

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. During the year ended December 31, 2016 and 2015, we paid cash dividends of $5.3 million and $5.2 million, respectively, on our common stock. Our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

Our principal sources of liquidity to finance our business is our existing cash on hand, cash flows generated from operating activities, funds available under revolving credit facilities and special purpose financing arrangements.

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Net cash provided by (used in):
Operating activities	$80,280	$31,671	$(23,030)
Investing activities	(36,872)	4,918	(3,667)
Financing activities	40,404	(28,050)	29,469
Effect of foreign currecy on cash	(1,719)	(127)	(39)
Net increase in cash and cash equivalents	$82,093	$8,412	$2,733

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Cash provided by operating activities was $80.3 million for the year ended December 31, 2016, an increase of $48.6 million, from cash provided by operating activities of $31.7 million for the year ended December 31, 2015. Cash provided by operating activities for the year ended December 31, 2016 includes net income of $32.7 million adjusted for noncash items and changes in operating assets and liabilities. The increase in cash provided by operating activities of $80.3 million was primarily due to (a) an increase in net income of $9.7 million to $21.5 million during the year ended December 31, 2016, from $11.8 million during the comparable period in 2015, (b) an increase in non-cash charges and other items of $15.6 million which included depreciation and amortization of $4.3 million, share based compensation $2.8 million and deferred income taxes of $3.5 million, and (c) changes in operating assets and liabilities that resulted in an increase of $32.0 million in cash flows from operations during the year ended December 31, 2016 as compared to the same period in 2015.

Cash used in investing activities was $36.9 million for the year ended December 31, 2016 compared to cash provided by investing activities of $4.9 million for the year ended December 31, 2015. During the year ended December 31, 2016, cash used in investing activities was primarily comprised of (a) cash used to purchase UOL in the amount of $33.4 million, (b) an increase in restricted cash of $2.8 million, and (c) $0.7 million of cash used to purchase property and equipment. During the year ended December 31, 2015, cash provided by investing activities was primarily comprised of cash provided from a $7.6 million decrease in restricted cash, offset by $0.3 million of cash used to purchase property and equipment and $2.5 million of cash used in connection with the acquisition of MK Capital.

Cash provided by financing activities was $40.4 million during the year ended December 31, 2016 compared to cash used by financing activities of $28.1 million during the year ended December 31, 2015. During the year ended December 31, 2016, cash provided by financing activities primarily consisted of (a) $22.8 of net proceeds from our secondary offering of common stock in May 2016 and (b) $27.7 million of net proceeds from the issuance of our Senior Notes Payable in November 2016, offset by cash used in financing activities of (a) $5.3 million of dividends paid on our common stock, (b) $2.0 million of distributions to noncontrolling interests, (c) $1.2 million of cash used to pay employment taxes on the vesting of restricted stock, and (d) $1.6 million of cash used for the repayment of amounts outstanding under our revolving credit facilities and contingent consideration payable..

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

Cash used in financing activities was $28.1 million during the year ended December 31, 2015 compared to cash provided by financing activities of $29.5 million during the year ended December 31, 2014. During the year ended December 31, 2015, cash used in financing activities primarily consisted of (a) $18.5 million used to repay the balance outstanding on our asset based credit facility, (b) $5.2 million of dividends paid on our common stock, (c) $4.0 million of distributions to noncontrolling interests, and (d) $0.5 million of cash used to pay employment taxes on the vesting of restricted stock, offset by $0.2 million of cash proceeds from borrowings under our revolving credit facility. During the year ended December 31, 2014, cash provided by financing activities primarily consisted of proceeds of $51.2 million from a private placement of 10,289,300 shares of common stock in June 2014, and borrowings of $12.8 million under our asset based credit facility, offset by cash of (a) $0.3 million of repayments under our revolving credit facility, (b) $31.7 million used to repay principal payments on our notes payable to related parties, (c) $0.5 million to pay dividends on our common stock and (d) $2.1 million used to repay other notes payable and make distributions to noncontrolling interests.

Contingent Consideration

In connection with the acquisition of MK Capital on February 2, 2015 for a total purchase price of $9.4 million, at closing $2.5 million of the purchase price was paid in cash and 333,333 newly issued shares of our common stock with a fair value of $2.7 million were issued to the former members of MK Capital. The purchase agreement also required the payment of contingent consideration in the form of future cash payments with a fair value of $2.2 million and the issuance of shares of common stock with a fair value of $2.0 million. The contingent cash consideration of $2.2 million payable to the former members of MK Capital represents the fair value of the contingent cash consideration of $1.25 million due on the first anniversary date of the closing (February 2, 2016) and a final cash payment of $1.25 million due on the second anniversary date of the closing (February 2, 2017), with imputed interest expense calculated at 8% per annum. The contingent stock consideration of $2.0 million was comprised of the issuance of 166,667 shares of common stock on the first anniversary date of the closing (February 2, 2016) and 166,666 shares of common stock on the second anniversary date of the closing (February 2, 2017). The contingent cash and stock consideration was payable on the first and second anniversary dates of the closing provided that MK Capital generated a minimum amount of gross revenues as defined in the purchase agreement for the twelve months following the first and second anniversary dates of the closing. MK Capital achieved the minimum amount of revenues for the first and second anniversary periods. The contingent cash consideration for such first anniversary period of $1.25 million was paid and contingent stock consideration for such first anniversary period of 166,667 common shares was issued to the former members of MK Capital on February 2, 2016. The contingent cash consideration for such second anniversary period of $1.25 million was paid and contingent stock consideration for such second anniversary period of 166,666 common shares was issued to the former members of MK Capital on February 2, 2017.

Credit Agreements

From time to time, we utilize our asset based credit facility with Wells Fargo Bank, National Association to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. Subject to certain limitations and offsets, we are permitted to borrow up to $100.0 million under the credit facility, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect), and the maturity date has been extended from July 16, 2013 to July 15, 2018. Borrowings under the credit facility are only made at the discretion of the lender and are generally required to be repaid within 180 days. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. On March 19, 2014, we entered into a separate credit agreement (a “UK Credit Agreement”) with an affiliate of Wells Fargo Bank, National Association which provides for the financing of transactions in the United Kingdom. The facility allows us to borrow up to 50.0 million British Pounds. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $100.0 million credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the credit agreement governing the credit facility. On October 5, 2016 we amended the Credit Agreement to add our Canadian subsidiary in order to facilitate borrowings to fund retail liquidation transactions in Canada. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. The credit facility also provides for success fees in the amount of 5% to 20% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related credit agreement. We typically seek borrowings on an engagement-by- engagement basis. The credit agreement governing the credit facility contains certain covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. At December 31, 2016 and 2015, there were no borrowings or letters of credits outstanding under the credit facility.

Senior Note Offering

On November 2, 2016, we issued $28.75 million of Senior Notes, interest payable quarterly at 7.5% commencing January 31, 2017. The Senior Notes are unsecured and due and payable in full on October 31, 2021. In connection with the issuance of the Senior Notes, we received net proceeds of $27.7 million (after underwriting commissions and fees of $1.1 million). In connection with the offering of the Senior Notes, members of our management and Board of Directors purchased $2.7 million or 9.5% of the Senior Notes we offered.

Accounts Receivable Line of Credit

On May 17, 2011, one of our majority owned subsidiaries entered into an Accounts Receivable Line of Credit with a finance company. Proceeds from the Accounts Receivable Line of Credit were used to pay off borrowings under the factoring agreement.  The Accounts Receivable Line of Credit is collateralized by the accounts receivable of our majority owned subsidiary and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Accounts Receivable Line of Credit, with maximum borrowings not to exceed $2.0 million. The interest rate under the Accounts Receivable Line of Credit is the prime rate plus 2%, payable monthly in arrears. The Accounts Receivable Line of Credit was amended effective February 3, 2012 and the maximum borrowings allowed increased from $2.0 million to $3.0 million. On December 7, 2015, we notified the finance company to terminate the line of credit upon maturity on February 3, 2016. In connection with the Accounts Receivable Line of Credit, Great American Group, LLC entered into a limited continuing guaranty of our majority owned subsidiary’s obligations under the Accounts Receivable Line of Credit. Borrowings outstanding under the Accounts Receivable Line of Credit were $0.3 million at December 31, 2015.

Other Borrowings

In March 2015, we had capital deployed for three retail liquidation engagements. On March 10, 2015, we borrowed $4.5 million from Riley Investment Partners, L.P. (“RIP”) in accordance with a subordinated unsecured promissory note (the “RIP Note”). The principal amount of $4.5 million for the RIP Note accrued interest at the rate of 10% per annum (or 15% in the event of a default under the RIP Note). The borrowings were for short-term working capital needs and capital for other retail liquidation engagements. RIP was also entitled to the Success Fee of 20% of the net profit, if any, earned by us in connection with a designated liquidation transaction. Pursuant to the terms of the RIP Note, under no circumstances were we obligated to pay to RIP any portion of the combined amount of interest and the Success Fee which exceeded twelve percent (12%) of the $4.5 million principal amount of the RIP Note. The outstanding principal amount, together with the accrued and unpaid interest and the Success Fee, were due and payable by us on March 9, 2016. The RIP Note was subordinated in certain respects to our guaranty relating to its existing credit facility with Wells Fargo Bank, National Association and, in the event of certain insolvency proceedings, with respect to such credit facility itself, as well as to any other indebtedness of us to the extent required by the documents governing the repayment thereof. Interest expense on the RIP Note totaled $194 for the year ended December 31, 2015, which includes success fees of $126. The RIP Note was repaid on May 4, 2015.

Riley Investment Management LLC, our wholly owned subsidiary, is the general partner of RIP. Bryant Riley, our Chief Executive Officer and Chairman of the Board of Directors, owned or controlled approximately 45% of the equity interests of RIP. In addition, Thomas Kelleher, our President and a director, and one of our other employees, own or control de minimis amounts of the equity interests of RIP. After considering the economic interests of Mr. Riley and Mr. Kelleher in the RIP Note and comparing the terms of the RIP Note to terms that may have been available from unaffiliated third parties, the disinterested members of our Board of Directors unanimously approved the issuance of the RIP Note.

In August 2016, we formed the Partnership which required us to contribute $15.4 million. The Partnership borrowed $80.0 million Australian dollars from a third party investor in connection with its formation and the $80.0 million Australian dollars was exchanged for a 50% special limited partnership interest in the Partnership. The Partnership was formed to provide funding for the retail liquidation engagement we entered into to liquidate the Masters Home Improvement stores. The $80.0 million Australian participating note payable was non-interest bearing, shares in 50% of the all of the profits and losses of the Partnership and the principal amount was repaid in December 2016 upon the completion of the going-out-of-business sale of Masters Home Improvement stores as defined in the partnership agreement. At December 31, 2016, $10.0 million was payable in accordance with the participating note payable share of profits and is included net income attributable to noncontrolling interests and amounts due to related parties and partners in the consolidated financial statements.

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

Dividends

On May 4, 2015, the our Board of Directors approved a dividend of $0.06 per share, which was paid on or about June 12, 2015 to stockholders of record on May 22, 2015. On August 10, 2015, our Board of Directors approved a dividend of $0.20 per share, which was paid on or about September 10, 2015 to stockholders of record on August 25, 2015. On November 9, 2015, our Board of Directors approved a dividend of $0.06 per share, which was paid on or about December 9, 2015 to stockholders of record on November 24, 2015. On August 4, 2016, our Board of Directors approved a dividend of $0.03 per share, which was paid on or about September 8, 2016 to stockholders of record on August 22, 2016. On November 13, 2016, our Board of Directors approved a regular dividend of $0.08 per share and special dividend of $0.17 per share, which were paid on or about December 14, 2016 to stockholders of record on November 29, 2016. On February 20, 2017, our Board of Directors approved a regular quarterly dividend of $0.08 per share and a special dividend of $0.18 per share, which will be paid on or about March 13, 2017 to stockholders of record on March 6, 2017. While it is the Board’s current intention to make regular dividend payments of $0.08 per share each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

Contractual Obligations

The following table sets forth aggregate information about our contractual obligations as of December 31, 2016 and the periods in which payments are due:

	Payments due by period
	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 years
	(Dollars in thousands)
Contractual Obligations
Acquisition consideration payable	$10,381	$10,381	—	—	—
Contingent consideration payable	1,250	1,250	—	—	—
Operating lease obligations	10,807	3,925	5,319	1,399	164
Senior notes payable, including interest	39,531	2,150	4,313	33,068	—
Total	$61,969	$17,706	$9,632	$34,467	$164

We anticipate that cash generated from operations and existing borrowing arrangements under our credit facility to fund costs and expenses incurred in connection with liquidation engagements should be sufficient to meet our cash requirements for at least the next twelve months. However, our future capital requirements will depend on many factors, including the success of our businesses in generating cash from operations, continued compliance with financial covenants contained in our credit facility, the timing of principal payments on our long-term debt, the completion of our acquisition of FBR and the capital markets in general, among other factors.

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

Revenues in the Principal Investments – United Online segment are primarily comprised of services revenues, which are derived primarily from fees charged to pay accounts; advertising and other revenues; and products revenues, which are derived primarily from the sale mobile broadband service devices, including the related shipping and handling fees.

Service revenues are derived primarily from fees charged to pay accounts and are recognized in the period in which fees are fixed or determinable and the related services are provided to the customer. Our pay accounts generally pay in advance for their services by credit card, PayPal, automated clearinghouse or check, and revenues are then recognized ratably over the service period. Advance payments from pay accounts are recorded in the consolidated balance sheet as deferred revenue. In circumstances where payment is not received in advance, revenues are only recognized if collectability is reasonably assured.

Advertising revenues consist primarily of amounts from our Internet search partner that are generated as a result of users utilizing the partner’s Internet search services and amounts generated from display advertisements. We recognize such advertising revenues in the period in which the advertisement is displayed or, for performance-based arrangements, when the related performance criteria are met. In determining whether an arrangement exists, we ensure that a written contract is in place, such as a standard insertion order or a customer-specific agreement. We assess whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of customer-provided performance data to the contractual performance obligation and to internal or third-party performance data in circumstances where that data is available.

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

When testing goodwill for impairment, we may assess qualitative factors for some or all of our reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, we may bypass this qualitative assessment for some or all of our reporting units and perform a detailed quantitative test of impairment (step 1). If we perform the detailed qualitative impairment test and the carrying amount of the reporting unit exceeds its fair value, we would perform an analysis (step 2) to measure such impairment. In 2016, we performed a qualitative assessment of the recoverability of our goodwill balances for each of our reporting units in performing our annual impairment test and concluded that the fair values of each of our reporting units exceeded their carrying values and no impairments were identified.

In accordance with the Codification, the Company reviews the carrying value of its intangibles, which is comprised of tradenames and customer lists, and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. No impairment was deemed to exist as of December 31, 2016.

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

New Accounting Standards

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02: Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 will be effective for the Company in fiscal year 2019, but early application is permitted. The Company is currently evaluating the impact of this update on the consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  Under this ASU and subsequently issued amendments, revenue are recognized at the time when goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. This standard sets forth a five-step revenue recognition model which replaces the current revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance.  This standard is effective in the first quarter of 2018 for public companies and requires either a retrospective or a modified retrospective approach to adoption.  The Company believes the adoption of this standard may impact engagements that contain performance-based arrangements in which a success or completion fee is earned when and if certain predefined outcomes occur and engagements and contracts where services are provided under fixed-fees arrangements that have multiple performance obligations. The Company has not completed an assessment and has not yet determined whether the impact of the adoption of this standard on the consolidated financial statements will be material. The Company will adopt this standard on January 1, 2018 but have not concluded on a transition approach. The Company expects to complete the assessment process, including selecting a transition method for adoption during third quarter of 2017.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update involve simplification in several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update require both prospective and retrospective application with earlier application permitted as of the beginning of an interim or annual reporting period. The Company adopted this update effective January 1, 2016. The impact of this update resulted in a decrease to income tax expense in the amount of $0.4 million during the year ended December 31, 2016. There was no material impact to prior period results of operations as a result of adopting this update.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for us in our first quarter of fiscal year 2019, but early application is permitted. The Company has not yet adopted this update and is currently evaluating the impact it may have on its financial condition and results of operations.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment.  This standard simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The revised guidance will be applied prospectively, and is effective for calendar year-end SEC filers for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company has not yet adopted this update and currently evaluating the effect this new standard will have on its financial condition and results of operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is submitted as a separate section beginning on page F-1 of this Annual Report on Form 10-K (the “Financial Statement Schedules”).

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2016 our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

On July 1, 2016, we completed the acquisition of UOL. We are in the process of integrating UOL and will be conducting an evaluation of internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002. Excluding the UOL acquisition, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter to which this report relates that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Management has excluded from its assessment of internal control over financial reporting at December 31, 2016 the internal control over financial reporting of UOL and its subsidiaries, which we acquired in a purchase business combination on July 1, 2016. UOL’s total assets and total revenues represent 23% and 17%, respectively, of our related consolidated financial statement amounts as of and for the year ended December 31, 2016.

Our independent registered public accounting firm, Marcum LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2016, as stated in their report which is included in the Financial Statement Schedules of this Annual Report on Form 10-K..

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2017 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2016.

Item 11.	EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2017 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2016.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2017 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2016.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2017 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2016.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2017 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2016.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements. The Company’s Consolidated Financial Statements as of December 31, 2016 and 2015 and for each of the three years in the year ended December 31, 2016 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements and the effectiveness of internal control over financial reporting of the Company are hereby filed as part of this report, beginning on page F-1.

2.	Financial Statement Schedules.

Financial Statement Schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included in the consolidated financial statements or the notes thereto.

(b)	Exhibits and Index to Exhibits, below.

Exhibit Index

Exhibit No.	Description

2.1(1)+	Acquisition Agreement, dated May 19, 2014, by and among the registrant, Darwin Merger Sub I, Inc., B. Riley Capital Markets, LLC, B. Riley and Co. Inc., B. Riley & Co. Holding, LLC, Riley Investment Management LLC, and Bryant Riley

2.2(2)+	Agreement and Plan of Merger, dated as of May 4, 2016, by and among the registrant, Unify Merger Sub, Inc., and United Online, Inc.

2.3(3)+	Agreement and Plan of Merger, dated February 17, 2017, by and between the registrant and FBR & Co.

3.1(4)	Amended and Restated Certificate of Incorporation, dated as of August 17, 2015

3.2(5)	Amended and Restated Bylaws, dated as of November 6, 2014

4.1(6)	Form of common stock certificate

4.2(7)	Base Indenture, dated as of November 2, 2016, by and between the registrant and U.S. Bank National Association, as Trustee

4.3(7)	First Supplemental Indenture, dated as of November 2, 2016, by and between the registrant and U.S. Bank National Association, as Trustee

10.1(8)	Security Agreement, dated as of October 21, 2008, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association (Successor to Wells Fargo Retail Finance, LLC)

10.2(9)	Escrow Agreement, dated as of July 31, 2009, by and among Alternative Asset Management Acquisition Corp., the registrant, Andrew Gumaer, as the Member Representative, and Continental Stock Transfer & Trust Company

10.3(9)#	Form of Director and Officer Indemnification Agreement

10.4(10)	Loan and Security Agreement (Accounts Receivable & Inventory Line of Credit), dated as of May 17, 2011, by and between BFI Business Finance and Great American Group Advisory & Valuation Services, LLC

10.5(11)	Second Amended and Restated Credit Agreement, dated as of July 15, 2013, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association

10.6(11)	Third Amended and Restated Guaranty, dated as of July 15, 2013, by and between the registrant and Great American Group, LLC, in favor of Wells Fargo Bank, National Association

10.7(12)	Uncommitted Liquidation Finance Agreement, dated as of March 19, 2014, by and among GA Asset Advisors Limited, each special purpose vehicle affiliated to GA Asset Advisors Limited which accedes to such agreement, and Burdale Financial Limited

10.8(12)	Master Guarantee and Indemnity, dated as of March 19, 2014, by and among GA Asset Advisors Limited, the Company, Great American Group, LLC, Great American Group WF, LLC, Burdale Financial Limited and Wells Fargo Bank, National Association

10.9(1)	Form of Registration Rights Agreement

10.10(1)#	Employment Agreement, dated May 19, 2014, by and between the registrant and Bryant Riley

10.11(1)#	Amended and Restated Employment Agreement, dated May 19, 2014, by and between the registrant and Andrew Gumaer

10.12(13)	First Amendment to Credit Agreement and Limited Consent and Waiver, dated as of May 28, 2014, by and among Wells Fargo Bank, National Association, Great American Group WF, LLC, Great American Group, Inc. and Great American Group, LLC

10.13(14)	Subordinated Unsecured Promissory Note, dated March 10, 2015, issued by the registrant to Riley Investment Partners, L.P.

10.14(14)	Third Amendment to Credit Agreement, dated as of February 5, 2015, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association

10.15(14)	Fourth Amendment to Credit Agreement, dated as of February 19, 2015, by and between Great American Group WF, LLC, GA Retail, Inc. and Wells Fargo Bank, National Association

10.16(15)#	Amended and Restated 2009 Stock Incentive Plan.

10.17(15)#	Amended and Restated 2009 Stock Incentive Plan – Form of Restricted Stock Unit Agreement

10.18(15)#	Amended and Restated 2009 Stock Incentive Plan – Stock Bonus Program and Form of Stock Bonus Award Agreement

10.19(15)#	Employment Agreement, dated as of April 13, 2015, by and between the registrant and Alan N. Forman

10.20(4)#	B. Riley Financial, Inc. Management Bonus Plan

10.21(16)#	Fifth Amendment to Credit Agreement, dated June 10, 2016, by and among Great American Group WF, LLC, GA Retail, Inc. and Wells Fargo Bank, National Association

10.22(17)	Sixth Amendment and Joinder under Credit Facility among Great American Group WF, LLC and Wells Fargo Bank, National Association as Lender October 5, 2016

10.23(7)	Underwriting Agreement, dated as of October 27, 2016, by and among the Company, Wunderlich Securities, Inc. and Compass Point Research & Trading LLC, as representative of the several underwriters named therein

21.1*	Subsidiary List

23.1*	Consent of Marcum LLP

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Securities and Exchange Commission upon request.
#	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2014.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2016.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on February 21, 2017.
(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2015.
(5)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2014.
(6)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the SEC on March 30, 2015.
(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on November 2, 2016.
(8)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 31, 2009.
(9)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2009.
(10)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2011.
(11)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2013.
(12)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2014.
(13)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2014.
(14)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2015.
(15)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2015.
(16)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016.
(17)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016.

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B. Riley Financial, Inc.

Date: March 10, 2017	/s/ PHILLIP J. AHN
(Phillip J. Ahn, Chief Operating Officer and Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ BRYANT R. RILEY	Chief Executive Officer and Chairman	March 10, 2017
(Bryant R. Riley)	of the Board (Principal Executive Officer)

/s/ PHILLIP J. AHN	Chief Operating Officer and Chief	March 10, 2017
(Phillip J. Ahn)	Financial Officer
(Principal Financial Officer)

/s/ HOWARD E. WEITZMAN	Chief Accounting Officer	March 10, 2017
(Howard E. Weitzman)	(Principal Accounting Officer)

/s/ ROBERT D’AGOSTINO	Director	March 10, 2017
(Robert D’Agostino)

/s/ ANDREW GUMAER	Director	March 10, 2017
(Andrew Gumaer)

/s/ THOMAS J. KELLEHER	Director	March 10, 2017
(Thomas J. Kelleher)

/s/ TODD D. SIMS	Director	March 10, 2017
(Todd D. Sims)

/s/ RICHARD L. TODARO	Director	March 10, 2017
(Richard L. Todaro)

/s/ MIKEL H. WILLIAMS	Director	March 10, 2017
(Mikel H. Williams)

B. RILEY FINANCIAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of

B. Riley Financial, Inc.

We have audited the accompanying consolidated balance sheets of B. Riley Financial, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each years in the three year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of B. Riley Financial, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), B. Riley Financial Inc.’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) and our report dated March 10, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Marcum LLP

Marcum llp
Melville, NY
March 10, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the

Board of Directors and Shareholders of

B. Riley Financial, Inc.

We have audited B. Riley Financial, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

As described in management’s annual report on internal control over financial reporting, management has excluded United Online, Inc. from its assessment of internal control over financial reporting as of December 31, 2016 because United Online, Inc. was acquired by the Company in a business combination during 2016.

In our opinion, B. Riley Financial, Inc. and Subsidiaries maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three year period ended December 31, 2016 of the Company and our report dated March 10, 2017 expressed an unqualified opinion on those financial statements.

/s/ Marcum LLP

Marcum llp
Melville, NY
March 10, 2017

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	December 31,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$112,105	$30,012
Restricted cash	3,294	51
Securities owned, at fair value	16,579	25,543
Accounts receivable, net	18,989	9,472
Due from related parties	3,009	409
Advances against customer contracts	427	5,013
Goods held for sale or auction	—	37
Prepaid expenses and other current assets	3,578	2,415
Total current assets	157,981	72,952
Property and equipment, net	5,785	592
Goodwill	48,903	34,528
Other intangible assets, net	41,166	4,768
Deferred income taxes	8,619	18,992
Other assets	2,164	588
Total assets	$264,618	$132,420
Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$2,703	$1,123
Accrued payroll and related expenses	15,738	7,178
Accrued value added tax payable	6,371	1,785
Income taxes payable	9,691	740
Accrued expenses and other liabilities	18,505	5,392
Deferred revenue	4,130	346
Due to related parties and partners	10,037	166
Securities sold not yet purchased	846	713
Acquisition consideration payable	10,381	—
Mandatorily redeemable noncontrolling interests	4,019	2,994
Revolving credit facility	—	272
Contingent consideration- current portion	1,242	1,241
Total current liabilities	83,663	21,950
Other liabilities	2,863	—
Senior notes payable	27,700	—
Contingent consideration, net of current portion	—	1,150
Total liabilities	114,226	23,100
Commitments and contingencies
B. Riley Financial, Inc. stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 40,000,000 shares authorized; 19,140,342 and 16,448,119 issued and outstanding as of December 31, 2016 and 2015, respectively	2	2
Additional paid-in capital	141,170	116,799
Retained earnings (deficit)	9,887	(6,305)
Accumulated other comprehensive loss	(1,712)	(1,058)
Total B. Riley Financial, Inc. stockholders' equity	149,347	109,438
Noncontrolling interests	1,045	(118)
Total equity	150,392	109,320
Total liabilities and equity	$264,618	$132,420

The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Services and fees	$164,235	$101,929	$67,257
Sale of goods	26,116	10,596	9,859
Total revenues	190,351	112,525	77,116
Operating expenses:
Direct cost of services	40,857	29,049	23,466
Cost of goods sold	14,755	3,072	14,080
Selling, general and administrative	82,127	58,322	44,453
Restructuring charge	3,887	—	2,548
Total operating expenses	141,626	90,443	84,547
Operating income (loss)	48,725	22,082	(7,431)
Other income (expense):
Interest income	318	17	12
Interest expense	(1,996)	(834)	(1,262)
Income (loss) before income taxes	47,047	21,265	(8,681)
(Provision) benefit for income taxes	(14,321)	(7,688)	2,886
Net income (loss)	32,726	13,577	(5,795)
Net income attributable to noncontrolling interests	11,200	1,772	6
Net income (loss) attributable to B. Riley Financial, Inc.	$21,526	$11,805	$(5,801)

Basic earnings (loss) per share	$1.19	$0.73	$(0.60)
Diluted earnings (loss) per share	$1.17	$0.73	$(0.60)

Cash dividends per share	$0.28	$0.32	$0.03

Weighted average basic shares outstanding	18,106,621	16,221,040	9,612,154
Weighted average diluted shares outstanding	18,391,852	16,265,915	9,612,154

The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPHREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014

Net income (loss)	$32,726	$13,577	$(5,795)
Other comprehensive loss:
Change in cumulative translation adjustment	(654)	(410)	(10)
Other comprehensive loss, net of tax	(654)	(410)	(10)
Total comprehensive income (loss)	32,072	13,167	(5,805)
Comprehensive income attributable to noncontrolling interests	11,200	1,772	6
Comprehensive income (loss) attributable to B. Riley Financial, Inc.	$20,872	$11,395	$(5,811)

The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)

							Accumulated
					Additional	Retained	Other
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Interests	Equity
Balance, December 31, 2013	—	$—	1,500,107	$—	$3,086	$(6,611)	$(638)	$12	$(4,151)
Issuance of common stock on June 5, 2014 for cash, net of issuance costs of $215	—	—	10,289,300	1	51,232	—	—	—	51,233
Foregiveness of long-term debt on June 5, 2014 from the former Great American Group Members	—	—	—	—	18,759	—	—	—	18,759
Issuance of common stock for acquisition of B. Riley & Co., Inc.	—	—	4,182,637	1	26,350	—	—	—	26,351
B. Riley Financial, Inc. common stock owned by B. Riley & Co., Inc. - cancelled upon acquisition	—	—	(3,437)	—	(29)	—	—	—	(29)
Dividends paid	—	—	—	—	—	(479)	—	—	(479)
Deferred tax asset from principal payment on debt to the former Great American Group Members	—	—	—	—	11,200	—	—	—	11,200
Net loss	—	—	—	—	—	(5,801)	—	6	(5,795)
Foreign currency translation adjustment	—	—	—	—	—	—	(10)	—	(10)
Balance, December 31, 2014	—	$—	15,968,607	$2	$110,598	$(12,891)	$(648)	$18	$97,079
Issuance of common stock for acquisition of MK Capital Advisors, LLC and contigent equity consideration on February 2, 2015	—	—	333,333	—	4,657	—	—	—	4,657
Vesting of restricted stock, net of shares withheld for employer taxes	—	—	146,179	—	(499)	—	—	—	(499)
Share based payments	—	—	—	—	2,043	—	—	—	2,043
Dividends paid	—	—	—	—	—	(5,219)	—	—	(5,219)
Net income	—	—	—	—	—	11,805	—	1,772	13,577
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,908)	(1,908)
Foreign currency translation adjustment	—	—	—	—	—	—	(410)	—	(410)
Balance, December 31, 2015	—	$—	16,448,119	$2	$116,799	$(6,305)	$(1,058)	$(118)	$109,320
Issuance of common stock for acquisition of MK Capital, LLC - contingent equity consideration on February 2, 2016	—	—	166,667	—	—	—	—	—	—
Vesting of restricted stock, net of shares withheld for employer taxes	—	—	104,576	—	(1,156)	—	—	—	(1,156)
Offering of common stock, net of offering expenses	—	—	2,420,980	—	22,759	—	—	—	22,759
Share based payments	—	—	—	—	2,768	—	—	—	2,768
Dividends paid	—	—	—	—	—	(5,334)	—	—	(5,334)
Net income	—	—	—	—	—	21,526	—	1,163	22,689
Foreign currency translation adjustment	—	—	—	—	—	—	(654)	—	(654)
Balance, December 31, 2016	—	$—	19,140,342	$2	$141,170	$9,887	$(1,712)	$1,045	$150,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLDIATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$32,726	$13,577	$(5,795)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,306	848	646
Provision for doubtful accounts	710	718	532
Share based compensation	2,768	2,043	—
Impairment of goods held for sale or auction	—	33	4,675
Non-cash interest	136	163	—
Effect of foreign currency on operations	973	(375)	137
Loss on disposal of assets	—	7	91
Deferred income taxes	3,549	6,609	(2,984)
Income allocated and fair value adjustment for mandatorily redeemable noncontrolling interests	3,032	2,207	1,892
Change in operating assets and liabilities:
Accounts receivable and advances against customer contracts	(1,847)	11,540	(15,195)
Lease finance receivable	—	—	107
Securities owned	8,964	(7,588)	(16,006)
Goods held for sale or auction	37	20	9,414
Prepaid expenses and other assets	3,662	(1,100)	(59)
Accounts payable, accrued payroll and related expenses, accrued value added tax payable and other accured expenses	23,330	3,943	(1,142)
Amounts due to (from) related parties and partners	(2,766)	(622)	168
Securities sold not yet purchased	133	(33)	(176)
Deferred revenue	884	346	—
Auction and liquidation proceeds payable	(317)	(665)	665
Net cash provided by (used in) operating activities	80,280	31,671	(23,030)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(33,430)	(2,451)	—
Cash acquired from acquisition of B. Riley & Co., Inc.	—	—	2,667
Purchases of property and equipment	(729)	(239)	(252)
Proceeds from sale of property and equipment and domain names	96	4	—
Proceeds from notes receivable - related party	—	—	1,200
(Increase) decrease in restricted cash	(2,809)	7,604	(7,282)
Net (used in) provided by investing activities	(36,872)	4,918	(3,667)
Cash flows from financing activities:
Proceeds from (repayments of) revolving line of credit	(272)	216	(277)
Proceeds from asset based credit facility	56,255	—	12,796
Repayment of asset based credit facility	(56,255)	(18,506)	—
Proceeds from note payable - related party	—	4,500	—
Repayment of note payable - related party	—	(4,500)	—
Proceeds from participating note payable	61,400	—	—
Repayment of participating note payable and contingent consideration	(62,650)	—	(32,010)
Proceeds from issuance of senior notes	27,664	—	—
Proceeds from issuance of common stock	22,759	—	51,233
Payment of employment taxes on vesting of restricted stock	(1,156)	(499)	—
Dividends paid	(5,334)	(5,219)	(479)
Distributions to noncontrolling interests	(2,007)	(4,042)	(1,794)
Net cash provided by (used in) financing activities	40,404	(28,050)	29,469
Effect of foreign currency on cash	(1,719)	(127)	(39)
Net increase in cash and cash equivalents	82,093	8,412	2,733
Cash and cash equivalents, beginning of year	30,012	21,600	18,867
Cash and cash equivalents, end of year	$112,105	$30,012	$21,600

Supplemental disclosures:
Interest paid	$376	$579	$1,501
Income taxes paid	685	1,688	44

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

NOTE 1—ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

B. Riley Financial, Inc. and its subsidiaries (collectively the “Company”) provide investment banking and financial services to corporate, institutional and high net worth clients, and asset disposition, valuation and appraisal and capital advisory services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional services firms throughout the United States, Australia, Canada, and Europe, and with the acquisition of United Online, Inc. (“UOL”) on July 1, 2016, provide consumer Internet access and related subscription services.

With the acquisition of UOL, the Company now operates in four operating segments: (i) Capital Markets, through which the Company provides investment banking, corporate finance, restructuring, research, sales and trading and wealth management services to corporate, institutional and high net worth clients; (ii) Auction and Liquidation, through which the Company provides auction and liquidation services to help clients dispose of assets that include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property; (iii) Valuation and Appraisal, through which the Company provides valuation and appraisal services to clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs and (iv) Principal Investments - United Online, through which the Company provides consumer Internet access and related subscription services.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of B. Riley Financial, Inc. and its wholly owned and majority-owned subsidiaries. The consolidated financial statements also include the accounts of Great American Global Partners, LLC (“GA Global”) which is controlled by the Company as a result of its ownership of a 50% member interest, appointment of two of the three executive officers and significant influence over the funding of operations. All intercompany accounts and transactions have been eliminated upon consolidation. The consolidated financial statements also include the accounts of GA Retail Investments, L.P. which is controlled by the Company as a result of its ownership of a 50% partnership interest, appointment of executive officers and significant influence over the operations, and guarantee of certain amounts under the related promissory note.

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

(b) Use of Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of American (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expense during the reporting period. Estimates are used when accounting for certain items such as valuation of securities, reserves for accounts receivable and slow moving goods held for sale or auction, the carrying value of intangible assets and goodwill, the fair value of mandatorily redeemable noncontrolling interests, fair value of share based arrangements, fair value of contingent consideration in business combination’s and accounting for income tax valuation allowances. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

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

Revenues in the Valuation and Appraisal segment are primarily comprised of fees for valuation and appraisal services. Revenues are recognized upon the delivery of the completed services to the related customers and collection of the fee is reasonably assured. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs which totaled $2,962, $3,052 and $3,013 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Commission and fees earned on the sale of goods at auction and liquidation sales are recognized when evidence of an arrangement exists, the sales price has been determined, title has passed to the buyer and the buyer has assumed the risks of ownership, and collection is reasonably assured. The commission and fees earned for these services are included in revenues in the accompanying consolidated statements of operations. Under these types of arrangements, revenues also include contractual reimbursable costs which totaled $10,250, $10,641 and $6,950 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Revenues in the Principal Investments - United Online segment are primarily comprised of services revenues, which are derived primarily from fees charged to pay accounts; advertising and other revenues; and products revenues, which are derived primarily from the sale mobile broadband service devices, including the related shipping and handling fees.

Service revenues are derived primarily from fees charged to pay accounts and are recognized in the period in which fees are fixed or determinable and the related services are provided to the customer. The Company’s pay accounts generally pay in advance for their services by credit card, PayPal, automated clearinghouse or check, and revenues are then recognized ratably over the service period. Advance payments from pay accounts are recorded in the consolidated balance sheet as deferred revenue. In circumstances where payment is not received in advance, revenues are only recognized if collectability is reasonably assured.

Advertising revenues consist primarily of amounts from the Company’s Internet search partner that are generated as a result of users utilizing the partner’s Internet search services and amounts generated from display advertisements. The Company recognizes such advertising revenues in the period in which the advertisement is displayed or, for performance-based arrangements, when the related performance criteria are met. In determining whether an arrangement exists, the Company ensures that a written contract is in place, such as a standard insertion order or a customer-specific agreement. The Company assesses whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of customer-provided performance data to the contractual performance obligation and to internal or third-party performance data in circumstances where that data is available.

In the normal course of business, the Company will enter into collaborative arrangements with other merchandise liquidators to collaboratively execute auction and liquidation contracts. The Company’s collaborative arrangements specifically include contractual agreements with other liquidation agents in which the Company and such other liquidation agents actively participate in the performance of the liquidation services and are exposed to the risks and rewards of the liquidation engagement. The Company’s participation in collaborative arrangements including its rights and obligations under each collaborative arrangement can vary. Revenues from collaborative arrangements are recorded net based on the proceeds received from the liquidation engagement. Amounts paid to participants in the collaborative arrangements are reported separately as direct costs of revenues. Revenue from collaborative arrangements in which the Company is not the majority participant is recorded net based on the Company’s share of proceeds received. There were no revenues and direct cost of services subject to collaborative arrangements during the year ended December 31, 2016, 2015 and 2014.

(d) Direct Cost of Services

Direct cost of services relate to service and fee revenues. The costs consist of employee compensation and related payroll benefits, travel expenses, the cost of consultants assigned to revenue-generating activities and direct expenses billable to clients in the Valuation and Appraisal segment. Direct costs of services include participation in profits under collaborative arrangements in which the Company is a majority participant. Direct costs of services also include the cost of consultants and other direct expenses related to auction and liquidation contracts pursuant to commission and fee based arrangements in the Auction and Liquidation segment. Direct cost of services in the Principal Investments - United Online segment include cost of telecommunications and data center costs, personnel and overhead-related costs associated with operating the Company’s networks and data centers, depreciation of network computers and equipment, third party advertising sales commissions, license fees, costs related to providing customer support, costs related to customer billing and processing of customer credit cards and associated bank fees. Direct cost of services does not include an allocation of the Company’s overhead costs.

(e) Concentration of Risk

Revenues from one liquidation service contract to a retailer represented 13.5% of total revenues during the year ended December 31, 2016. Revenues from one liquidation service contract to a retailer represented 12.4% of total revenues during the year ended December 31, 2015. Revenues in the Capital Markets, Auction and Liquidation, Valuation and Appraisal and Principal Investments - United Online segment are primarily generated in the United States, Australia, Canada and Europe.

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

(f) Advertising Expense

The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $1,456, $519 and $262 for the years ended December 31, 2016, 2015 and 2014, respectively. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying consolidated statement of operations.

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

(i) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

(j) Restricted Cash

As of December 31, 2016, restricted cash included $1,440 of cash collateral related to a retail liquidation engagement in Australia, $1,320 of cash collateral for foreign exchange contracts and $534 cash segregated in a special bank accounts for the benefit of customers related to our broker dealer subsidiary and collateral for one of our telecommunication suppliers. As of December 31, 2015, restricted cash included $51 of cash segregated in a special reserve bank account for the benefit of customers related to our broker dealer subsidiary.

(k) Accounts Receivable

Accounts receivable represents amounts due from the Company’s auction and liquidation, valuation and appraisal, capital markets and principal investments - United Online customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company’s bad debt expense totaled $710, $718 and $532 for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are included as a component of selling, general and administrative expenses in the accompanying consolidated statement of operations.

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

As of December 31, 2016 and 2015, the Company’s securities owned and securities sold not yet purchased at fair value consisted of the following:

	December 31,	December 31,
	2016	2015
Securities owned
Common stocks	$2,084	$17,586
Corporate bonds	1,025	941
Partnership interests	13,470	7,016
	$16,579	$25,543

Securities sold not yet purchased
Corporate bonds	$846	$713

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

Goodwill includes (i) the excess of the purchase price over the fair value of net assets acquired in a business combinations and (ii) an increase for the subsequent acquisition of noncontrolling interests during the year ended December 31, 2007. The Accounting Standards Codification (“ASC”) requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment). Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. The Company operates four reporting units, which are the same as its reporting segments described in Note 20. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

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

The Company reviews the carrying value of its amortizable intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. No impairment was deemed to exist as of December 31, 2016.

(q) Fair Value Measurements

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. The Company also records mandatorily redeemable noncontrolling interests that were issued after November 5, 2003 at fair value with fair value determined in accordance with the ASC. The following tables below presents information about the Company’s securities owned, mandatorily redeemable noncontrolling interests and securities sold not yet purchased that are measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015 which are categorized using the three levels of fair value hierarchy. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2016 and 2015.

	Financial Assets Measured at Fair Value on a
	Recurring Basis at December 31, 2016, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities owned
Common stocks	$2,084	$1,785	$-	$299
Corporate bonds	1,025	-	865	160
Partnership interests	13,470	-	44	13,426
Total assets measured at fair value	$16,579	$1,785	$909	$13,885

Liabilities:
Securities sold not yet purchased
Corporate bonds	$846	$-	$846	$-

Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$3,214	-	-	3,214

Contingent consideration	1,242	-	-	1,242
Total liabilities measured at fair value	$5,302	$-	$846	$4,456

	Financial Assets Measured at Fair Value on a
	Recurring Basis at December 31, 2015, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities owned
Common stocks	$17,586	$17,296	$-	$290
Corporate bonds	941	-	941	-
Partnership interests	7,016	-	5,250	1,766
Total assets measured at fair value	$25,543	$17,296	$6,191	$2,056

Liabilities:
Securities sold not yet purchased Corporate bonds	$713	$-	$713	$-

Mandatorily redeemable noncontrolling interests issued after November 5, 2003	2,330	-	-	2,330

Contingent consideration	2,391	-	-	2,391
Total liabilities measured at fair value	$5,434	$-	$713	$4,721

The Company determined the fair value of mandatorily redeemable noncontrolling interests described above based on the issuance of similar interests for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports and internal valuation models. The changes in Level 3 fair value hierarchy during the year ended December 31, 2016 and 2015 is as follows:

	Level 3	Level 3 Changes During the Year					Level 3
	Balance at	Fair	Relating to	Purchases,	Transfer in		Balance at
	Beginning of	Value	Undistributed	Sales and	and/or out		End of
	Period	Adjustments	Earnings	Settlements	of Level 3		Period

Year Ended December 31, 2016
Common stocks	$290	$-	$-	$9		$-	$299
Corporate bonds	$-	$-	$-	$160		$-	$160
Partnership interests	$1,766	$2,294	$1,366	$8,000	$		$13,426
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,330	$800	$84	$	$		$3,214
Contingent consideration	$2,391	$101	$	$(1,250)	$		$1,242

Year Ended December 31, 2015
Common stocks	$319	$-	$-	$(29)		$-	$290
Partnership interests	$-	$79	$-	$1,687		$-	$1,766
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$2,285	$-	$45	$-		$-	$2,330
Contingent consideration	$-	$2,391	$-	$-		$-	$2,391

The amount reported in the table above for the years ended December 31, 2016 and December 31, 2015 includes the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis. The fair value adjustment for contingent consideration during the year ended December 31, 2015 in the table above of $2,391 includes the initial value of contingent consideration of $2,229 and an adjustment for imputed interest of $162.

The carrying amounts reported in the consolidated financial statements for cash, restricted cash, accounts receivable approximate fair value based on the short-term maturity of these instruments. The carrying amounts of the notes payable (including credit lines used to finance liquidation engagements) and long-term debt approximate fair value because the contractual interest rates or effective yields of such instruments are consistent with current market rates of interest for instruments of comparable credit risk.

(r) Derivative and Foreign Currency Translation

The Company periodically uses derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain auction and liquidation engagements with operations outside the United States. During the year ended December 31, 2016, the Company’s use of derivatives consisted of the purchase of forward exchange contracts (a) in the amount of $10,200 Canadian dollars that was settled at various periods prior to August 31, 2016, (b) 5,600 Euro’s that was settled on December 30, 2016 and (c) $20,000 Australian dollars that was settled on December 30, 2016 and another $25,000 Australian dollars that was settled on January 31, 2017.  During the year ended December 31, 2015, the Company’s use of derivatives consists of forward exchange contract agreements totaling $16,870 Canadian dollars at various times during the year.  The forward exchange contracts were entered into to improve the predictability of cash flows related to retail store liquidation and wholesale and industrial auction engagements.  The net loss from forward exchange contracts was $117 during the year ended December 31, 2016 and the net gain from forward exchange contracts was $13 during the year ended December 31, 2015. These amounts are reported as a component of selling, general and administrative expenses in the condensed consolidated financial statements.

The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country's currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using year-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders' equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Transaction losses were $848, $271 and $137 during the years ended December 31, 2016, 2015 and 2014, respectively, These amounts are included in selling, general and administrative expenses in our consolidated statements of operations.

(s) Supplemental Cash Flows Disclosure

During the year ended December 31, 2014, supplemental non-cash activity included a decrease in long term debt of $18,759 related to the discount on the retirement of the long term debt payable to Andrew Gumaer and Harvey Yellen, the two former members of Great American Group, LLC (as more fully described in Note 11), both of whom were executive officers and directors of the Company at the time of such retirement. The $48,759 principal amount of long-term debt was repaid in full with a cash payment of $30,000 on June 5, 2014. The discount of $18,759 has been recorded as a capital contribution to additional paid in capital in our consolidated financial statements.

(t) Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02: Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 will be effective for the Company in fiscal year 2019, but early application is permitted. The Company is currently evaluating the impact of this update on the consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  Under this ASU and subsequently issued amendments, revenue are recognized at the time when goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. This standard sets forth a five-step revenue recognition model which replaces the current revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance.  This standard is effective in the first quarter of 2018 for public companies and requires either a retrospective or a modified retrospective approach to adoption.  The Company believes the adoption of this standard may impact engagements that contain performance-based arrangements in which a success or completion fee is earned when and if certain predefined outcomes occur and engagements and contracts where services are provided under fixed-fees arrangements that have multiple performance obligations. The Company has not completed an assessment and has not yet determined whether the impact of the adoption of this standard on the consolidated financial statements will be material. The Company will adopt this standard on January 1, 2018 but have not concluded on a transition approach. The Company expects to complete the assessment process, including selecting a transition method for adoption during third quarter of 2017.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update involve simplification in several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update require both prospective and retrospective application with earlier application permitted as of the beginning of an interim or annual reporting period. The Company adopted this update effective January 1, 2016. The impact of this update resulted in a decrease to income tax expense in the amount of $0.4 million during the year ended December 31, 2016. There was no material impact to prior period results of operations as a result of adopting this update.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for us in our first quarter of fiscal year 2019 , but early application is permitted . The Company has not yet adopted this update and is currently evaluating the impact it may have on its financial condition and results of operations.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment.  This standard simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The revised guidance will be applied prospectively, and is effective for calendar year-end SEC filers for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company has not yet adopted this update and currently evaluating the effect this new standard will have on its financial condition and results of operations.

NOTE 3— ACQUISITIONS

Acquisition of United Online, Inc.

On May 4, 2016, the Company entered into a definitive agreement and plan of merger to acquire all of the outstanding common stock of UOL, a provider of consumer Internet access and related subscription services, for $11.00 per share, or approximately $169,354 in aggregate merger consideration. The consideration includes $10,381 that remains payable at December 31, 2016, which is included in acquisition consideration payable in the consolidated balance sheet, pending the outcome of the legal matter more fully described in Note 12.  The shareholders of UOL approved the acquisition on June 29, 2016 and customary closing conditions were satisfied and the acquisition was completed on July 1, 2016. The acquisition of UOL allows the Company to benefit from the expected cash flows of UOL due in part to planned synergies from the elimination of duplicate overhead functions with the Company. The acquisition of UOL is accounted for using the purchase method of accounting.

The assets and liabilities of UOL, both tangible and intangible, were recorded at their estimated fair values as of the July 1, 2016 acquisition date for UOL. The application of the purchase method of accounting resulted in goodwill of $14,375 which represents expected overhead synergies and acquired workforce. Acquisition related costs, such as legal, accounting, valuation and other professional fees related to the acquisition of UOL were charged against earnings in the amount of $957 and included in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2016. The preliminary purchase accounting for the acquisition has been accounted for as a stock purchase with all of the recognized goodwill is expected to be non-deductible for tax purposes.

The preliminary purchase price allocation was as follows:

Total consideration	$169,354

Tangible assets acquired and assumed:
Cash and cash equivalents	$125,542
Restricted cash	482
Accounts receivables	3,850
Inventory	624
Property and equipment	5,536
Prepaid expenses and other assets	5,876
Accounts payable	(4,874)
Accrued expenses and other liabilities	(8,886)
Deferred revenue	(2,900)
Deferred tax liabilities	(6,824)
Other liabilities	(3,180)
Customer relationships	33,700
Advertising relationships	100
Trade name and trademarks	1,100
Domain names	1,500
Internally developed software	3,333
Goodwill	14,375
$169,354

The revenue and earnings of UOL included in our consolidated financial statements for the period from July 1, 2016 (the date of acquisition) through December 31, 2016 was $31,521 and $5,716, respectively.

Acquisition of MK Capital

On January 2, 2015 the Company entered into a purchase agreement to acquire all of the equity interests of MK Capital Advisors, LLC (“MK Capital”), a wealth management business with operations primarily in New York. On February 2, 2015, the closing conditions were satisfied and the Company completed the purchase of MK Capital for a total purchase price of $9,386. The purchase price is comprised of a cash payment in the amount of $2,500 and 333,333 newly issued shares of the Company’s common stock at closing which were valued at $2,687 for accounting purposes determined based on the closing market price of the Company’s shares of common stock on the acquisition date on February 2, 2015, less a 19.4% discount for lack of marketability as the shares issued are subject to certain restrictions that limit their trade or transfer. The purchase agreement also requires the payment of contingent consideration in the form of future cash payments with a fair value of $2,229 and the issuance of common stock with a fair value of $1,970. The contingent cash consideration of $2,229 was recorded based on the payment of the contingent cash consideration of $1,250 on the first anniversary date of the closing (February 2, 2016) and a final cash payment of $1,250 on the second anniversary date of the closing (February 2, 2017) to the former members of MK Capital discounted at 8.0% per annum (initial discount of $271). In accordance with ASC 805, “Business Combination” (“ASC 805”), the contingent consideration liability has been classified as a liability on the acquisition date. Imputed interest expense totaled $101 and $162 for the year ended December 31, 2016 and 2015, respectively. At December 31, 2016, the balance of the contingent consideration liability was $1,242 (discount of $8 at December 31, 2016) and has been recorded as contingent consideration liability – current portion in the consolidated balance sheet. At December 31, 2015, the balance of the contingent consideration liability was $2,391 (discount of $109 at December 31, 2015) and has been recorded as contingent consideration liability – current portion in the amount of $1,241 and contingent consideration liability, net of current portion in the amount of $1,150 in the consolidated balance sheet.

The fair value of the contingent stock consideration in the amount of $1,970 has been classified as equity in accordance with ASC 805, and is comprised of the issuance of 166,667 shares of common stock on the first anniversary date of the closing (February 2, 2016) and 166,666 shares of common stock on the second anniversary date of the closing (February 2, 2017). The contingent cash and stock consideration is payable on the first and second anniversary dates of the closing provided that MK Capital generates a minimum amount of gross revenues as defined in the purchase agreement for the twelve months ending on the first and second anniversary dates of the closing. MK Capital achieved the minimum amount of revenues for the first and second anniversary periods and the contingent cash consideration and contingent stock consideration for the first anniversary period was paid and issued on February 2, 2016 and for the second anniversary period was paid and issued on February 2, 2017. The MK Capital acquisition has been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the February 2, 2015 acquisition date for MK Capital. The application of the acquisition method of accounting resulted in goodwill of $6,971 which is deductible for tax purposes. The acquisition of MK Capital allows the Company to expand into the wealth management business.

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

The revenue and earnings of MK Capital included in our consolidated financial statements for the period from February 2, 2015 (the date of acquisition) through December 31, 2015 was $1,772 and $457, respectively.

Acquisition of B. Riley and Co. Inc.

On June 18, 2014, the Company completed the acquisition of B. Riley and Co. Inc. (“BRC Inc.”) pursuant to the terms of the Acquisition Agreement (the “Acquisition Agreement”), dated as of May 19, 2014, by and among the Company, Darwin Merger Sub I, Inc., a wholly owned subsidiary of the Company, B. Riley Capital Markets, LLC, a wholly owned subsidiary of the Company (“BCM”), BRC Inc., B. Riley & Co. Holdings, LLC (“BRH”), Riley Investment Management LLC (“RIM,” and collectively with BRC, Inc. and BRH, the “B. Riley Entities”) and Bryant Riley, a director of the Company and principal owner of each of the B. Riley Entities. In connection with the Company’s acquisition of BRC Inc., Darwin Merger Sub I, Inc. merged with and into BRC Inc., and BRC Inc. subsequently merged with and into BCM, with BCM surviving as a wholly owned subsidiary of the Company. The Company completed the acquisitions of BRH and RIM on August 1, 2014 in accordance with the terms of the Acquisition Agreement.

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

The revenue and earnings of BRC included in our consolidated financial statements for the period from June 18, 2014 (the date of acquisition) through December 31, 2014 was $19,420 and $5,244, respectively.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and UOL, as though it had occurred as of January 1, 2015. The pro forma financial information presented includes the effects of adjustments related to the amortization charges from the acquired intangible assets and the elimination of certain activities excluded from the transaction. The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

	Pro Forma Unaudited
	Year Ended December 31,
	2016	2015

Revenues	$226,806	$202,752
Net income attributable to B. Riley Financial, Inc.	$13,288	$9,347

Basic earnings per share	$0.73	$0.58
Diluted earnings per share	$0.72	$0.57

Weighted average basic shares outstanding	18,106,621	16,221,040
Weighted average diluted shares outstanding	18,391,852	16,265,915

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

During the third quarter of 2016, after completing the acquisition of UOL, the Company initiated cost savings measures which included a reduction in force for certain corporate and administrative employees of UOL. The reduction in work force resulted in a restructuring charge of $3,474 for employee termination costs in the Principal Investments - United Online segment during the year ended December 31, 2016. In the third quarter of 2016, the Company also entered into a sublease and consolidated one of the offices of the Company with the former corporate offices of UOL. The sublease resulted in a restructuring charge of $413 related to office closure costs.

The related accruals are included in accounts payable and accrued expenses in the consolidated balance sheet. The following table summarizes the restructuring charge during 2014, 2015 and 2016:

	Auction and	Valuation and	Principal Investments -	Corporate and
	Liquidation	Appraisal	United Online	Other
	Segment	Segment	Segment	Expenses	Total
Expensed during 2014:
Payroll and severance costs	$951	$131	$-	$513	$1,595
Office closure	295	8	-	383	686
Other charges	93	64	-	110	267

Total expended during the 2014	1,339	203	-	1,006	2,548
Paid during 2014	1,208	203	-	647	2,058

Accrued balance at December 31, 2014	131	-	-	359	490

Paid during 2015	91	-	-	212	303

Accrued balance at December 31, 2015	40	-	-	147	187

Expensed during 2016:
Employee termination and severance costs	-	-	3,474	-	3,474
Office closure	-	-	-	413	413

Total expended during the 2016	-	-	3,474	413	3,887

Paid during 2016	40	-	3,083	257	3,380

Accrued balance at December 31, 2016	$-	$-	$391	$303	$694

NOTE 5— ACCOUNTS RECEIVABLE

The components of accounts receivable net include the following:

	December 31,	December 31,
	2016	2015

Accounts receivable	$16,610	$8,417
Investment banking fees, commissions and other receivables	576	709
Unbilled receivables	2,058	435
Total accounts receivable	19,244	9,561
Allowance for doubtful accounts	(255)	(89)
Accounts receivable, net	$18,989	$9,472

Additions and changes to the allowance for doubtful accounts consist of the following:

	Year Ended December 31,
	2016	2015	2014

Balance, beginning of year	$89	$728	$275
Add: Additions to reserve	710	718	532
Less: Write-offs	(194)	(1,056)	(79)
Less: Recoveries	(350)	(301)	-
Balance, end of year	$255	$89	$728

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

At December 31, 2015, accounts receivable in the amount of $3,922 were collateralized by the accounts receivable revolving line of credit more fully described in Note 10.

NOTE 6— GOODS HELD FOR SALE OR AUCTION

At December 31, 2016, there were no goods held for sale or auction. At December 31, 2015, goods held for sale or auction with a carrying value of $37 consisted of aircraft parts which included a lower of cost or market adjustment of $1,330. The total amount recorded by the Company for a lower-of-cost or market adjustment for goods held for sale or auction was $33 and $4,673 during the years ended December 31, 2015 and 2014, respectively.

In 2014, machinery and equipment, which consisted of five oil rigs with a carrying value of $4,026 served as collateral for the note payable collateralized by machinery and equipment which had an outstanding principal balance of $6,570 as of December 31, 2014. The machinery and equipment was owned by Great American Group Energy Equipment, LLC (“GAGEE”), a wholly-owned special purpose subsidiary of the Company, which filed for bankruptcy in the first quarter of 2015 as more fully described in Note 11. As a result of the bankruptcy filing, the asset and liabilities of GAGEE including the machinery and equipment is no longer consolidated in the Company’s consolidated financial statements.

NOTE 7— PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated	December 31,
	Useful Lives	2016	2015

Leasehold improvements	Shorter of the remaining lease term or estimated useful life	$2,325	$311

Machinery, equipment and computer software	3 years	6,559	2,400

Furniture and fixtures	5 years	1,921	1,160

Capital lease equipment	3 to 5 years	-	388
Total		10,805	4,259

Less: Accumulated depreciation and amortization		(5,020)	(3,667)
		$5,785	$592

Depreciation expense was $1,052, $417 and $505 during the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 8— GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2016 were as follows:

	Capital	Auction and	Valuation and	Principal Investments -
	Markets	Liquidation	Appraisal	United Online
	Segment	Segment	Segment	Segment	Total

Balance as of December 31, 2014	$21,869	$1,975	$3,713	$-	$27,557
Goodwill acquired during the period:
MK Capital acquisition on February 2, 2015	6,971	-	-	-	6,971
Balance as of December 31, 2015	$28,840	$1,975	$3,713	$-	$34,528
Goodwill acquired during the period:
United Online on July 1, 2016	-	-	-	14,375	14,375
Balance as of December 31, 2016	$28,840	$1,975	$3,713	$14,375	$48,903

Intangible assets consisted of the following:

		December 31, 2016			December 31, 2015
		Gross			Gross
		Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Useful Life	Value	Amortization	Net	Value	Amortization	Net

Amortizable assets:
Customer relationships	4 to 13 Years	$37,300	$3,100	$34,200	$3,600	$572	$3,028
Domain names	7 Years	1,419	101	1,318
Advertising relationships	8 Years	100	6	94	-	-	-
Internally developed software	0.5 to 4 Years	3,333	550	2,783	-	-	-
Tradenames	8 Years	1,100	69	1,031	-	-	-
		43,252	3,826	39,426	3,600	572	3,028

Non-amortizable assets:
Tradenames		1,740	-	1,740	1,740	-	1,740
Total intangible assets		$44,992	$3,826	$41,166	$5,340	$572	$4,768

Amortization expense was $3,254, $431 and $141 for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, estimated future amortization expense is $5,909, $5,656, $5,552, $5,170 and $4,787 for the years ended December 31, 2017, 2018, 2019, 2020 and 2021, respectively. The estimated future amortization expense after December 31, 2021 is $12,352.

NOTE 9— LEASING ARRANGEMENTS

The Company has several noncancellable operating leases that expire at various dates through 2022. Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2016 are:

Operating
Leases

Year Ending December 31:
2017	$3,925
2018	3,211
2019	2,108
2020	1,109
2021	290
Thereafter	164
Total minimum lease payments	$10,807

Rent expense under all operating leases was $3,205, $2,376 and $2,107 for the years ended December 31, 2016, 2015, and 2014, respectively. Rent expense is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

NOTE 10— CREDIT FACILITIES

Credit facilities consist of the following arrangements:

(a) $100,000 Asset Based Credit Facility

On July 15, 2013, the Company entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo Bank”) that amended and restated that certain First Amended and Restated Credit Agreement dated as of December 31, 2010. The maximum revolving loan amount under the asset based credit facility remains at $100,000, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect), and the maturity date has been extended from July 16, 2013 to July 15, 2018. The asset based credit facility can be used for borrowings and letter of credit obligations up to the aggregate amount of $100,000, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect). The interest rate for each revolving credit advance under the Credit Agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The restated Credit Agreement removed the Company’s United Kingdom subsidiary as a party to such agreement and the concept of borrowings thereunder for certain transactions in the United Kingdom. On March 19, 2014, the Company entered into a separate credit agreement (a “UK Credit Agreement”) with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom. The facility allows the Company to borrow up to 50,000 British Pounds. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $100,000 credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. On October 5, 2016 the Company amended the Credit Agreement to add the Company’s Canadian subsidiary in order to facilitate borrowings to fund retail liquidation transactions in Canada. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The credit facility also provides for success fees in the amount of 5% to 20% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. Interest expense totaled $1,109 (including success fees of $732), $343 (including success fees of $119) and $400 (including success fees of $162) for the years ended December 31, 2016, 2015 and 2014, respectively. There was no outstanding balance under this credit facility at December 31, 2016 and 2015.

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

(b) Line of Credit

On May 17, 2011, one of our majority owned subsidiaries entered into a Loan and Security Agreement (Accounts Receivable Line of Credit) (the “Line of Credit”) with BFI Business Finance (“BFI”). The Line of Credit is collateralized by the accounts receivable of such subsidiary and allows for borrowings in the amount of 85% of the net face amount of prime accounts, as defined in the Line of Credit, with maximum borrowings not to exceed $2,000. The interest rate under the Line of Credit is the prime rate plus 2% (6.5% at December 31, 2015), payable monthly in arrears. The Line of Credit was amended effective February 3, 2012 and the maximum borrowings allowed was increased from $2,000 to $3,000. On December 7, 2015, the Company notified BFI to terminate the line of credit upon maturity on February 3, 2016. At December 31, 2015, there was $3,922 of accounts receivable as collateral for the Line of Credit and the total borrowings outstanding was $272 and $2,738 was available and unused. Interest expense totaled $84 and $46 for the years ended December 31, 2015 and 2014, respectively.

NOTE 11— NOTES PAYABLE

(a) $28,750 Senior Note Payable

On November 2, 2016, the Company issued $28,750 of Senior Notes Payable (“Senior Notes”) due in 2021, interest payable quarterly at 7.5% commencing January 31, 2017. The Senior Notes are unsecured and due and payable in full on October 31, 2021. In connection with the issuance of the Senior Notes the Company received net proceeds of $27,664 (after underwriting commissions, fees and other issuance costs of $1,086). The Senior Notes in the amount of $27,700 in the consolidated balance sheet is recorded net of unamortized debt issue costs of $1,050 at December 31, 2016. In connection with the offering of $28,750 of Senior Notes, certain members of management and the Board of Directors of the Company purchased $2,731 or 9.5% of the Senior Notes offered by the Company. Interest expense on the Senior Notes totaled $360 for the year ended December 31, 2016.

(b) Australian Dollar $80,000 Note Payable

In August 2016, the Company formed GA Retail Investments, L.P., a Delaware limited partnership, (the “Partnership”) which required the Company to contribute $15,350. The Partnership borrowed $80,000 Australian dollars from a third party investor in connection with its formation and the $80,000 Australian dollars was exchanged for a 50% special limited partnership interest in the Partnership. The Partnership was formed to provide funding for the retail liquidation engagement the Company entered into to liquidate the Masters Home Improvement stores. The $80,000 Australian dollar participating note payable was non-interest bearing, shares in 50% of the all of the profits and losses of the Partnership and was subject to repayment upon the completion of the going-out-of-business sale of Masters Home Improvement stores as defined in the partnership agreement. Although the terms of the participating note payable included the issuance of a 50% equity interest in the Partnership, sharing in all profits and losses of the Partnership, and no repayment until certain events occur, in accordance with ASC 480 Distinguishing Liabilities From Equity, this financial instrument was classified as a participating note payable. The $80,000 Australian dollar participating note payable was repaid in December 2016 upon the completion of the going-out-of-business sale of Masters Home Improvement stores as defined in the partnership agreement. At December 31, 2016, $10.0 million was payable in accordance with the participating note payable share of profits and is included in net income attributable to noncontrolling interests and amounts due to related parties and partners in the consolidated financial statements.

(c) Note Payable Collateralized by Machinery and Equipment

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

On January 11, 2015, GAGEE filed a voluntary petition with the United States Bankruptcy Court for the Northern District of Texas for relief under Chapter 7 of Title 11 of the United States Code. GAGEE has no assets other than those collateralizing the loan. At December 31, 2014, GAGEE had total assets of $6,557 and total liabilities of $6,570. Total assets included $2,531 of other receivables included in prepaid and other current assets and $4,026 of goods held for sale which was comprised of five oil rigs (see Note 6). Total liabilities include the $6,570 of notes payable that is collateralized by the assets of GAGEE.   As a result of such bankruptcy filing, the assets of GAGEE which included $2,531 of other receivables and $4,026 of goods held for sale which was comprised of five oil rigs were no longer consolidated in the Company's consolidated financial statements for periods subsequent to such bankruptcy filing.   In January 2015, upon GAGEE’s filing for bankruptcy the Company recorded a loss on the deconsolidation of GAGEE of $13. On June 29, 2015, the trustee handling the bankruptcy case for GAGEE was discharged and the bankruptcy case was closed. As a result of this process, the Lenders are proceeding with the disposition of the assets of GAGEE in accordance with their security interest in connection with their loan. At the present time, the Company does not have any remaining investment or any obligations with respect to GAGEE’s liabilities. The Company intends to dissolve GAGEE and wind up its business. If any future expenses or losses are incurred by GAGEE during its wind up, the Company will record its share of losses under the equity method of accounting. Management does not expect these events or any subsequent related actions regarding GAGEE will have a material impact on the consolidated financial position of the Company.

(d) $4,500 Note Payable to Related Party – Riley Investment Partners, L.P.

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

Riley Investment Management LLC, a wholly owned subsidiary of the Company, is the general partner of RIP. Bryant Riley, the Chief Executive Officer and Chairman of the Board of Directors of the Company, owned or controlled approximately 45% of the equity interests of RIP. In addition, Thomas Kelleher, the President and a director of the Company, and one other employee of the Company, own or control de minimis amounts of the equity interests of RIP. After considering the economic interests of Mr. Riley and Mr. Kelleher in the RIP Note and comparing the terms of the RIP Note to terms that may have been available from unaffiliated third parties, the disinterested members of the Company’s Board of Directors unanimously approved the issuance of the RIP Note.

(e) $60,000 Notes Payable

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

On January 31, 2014, the Company paid in full the $640 of principal balance for the notes that had the 12.0% interest rate. The remaining $1,084 of principal amount payable had a maturity date of July 31, 2014. The $48,759 principal amount payable to Messrs. Gumaer and Yellen had a maturity date of July 31, 2018. On June 5, 2014, the Company used $30,180 of the net proceeds from the Private Placement (see note 17(c)) to repay the Notes payable to Andrew Gumaer and Harvey Yellen. The $30,000 principal payment and then outstanding accrued interest of $180 retired the entire $48,759 face amount of outstanding Notes payable to Andrew Gumaer and Harvey Yellen. The discount of $18,759 for the repayment of the Notes payable to Andrew Gumaer and Harvey Yellen has been recorded as a capital contribution to additional paid in capital in our consolidated financial statements. On July 31, 2014, the remaining outstanding principal amount of $1,085 was paid in full to the phantom equityholders of Great American Group, LLC. As of August 1, 2014, there was no remaining outstanding principal or interest payable on the notes payable. Interest expense was $812 for the year ended December 31, 2014.

NOTE 12— COMMITMENTS AND CONTINGENCIES

(a) Letters of Credit

At December 31, 2016, there was a letter of credit is the amount of $465 which was maintained pursuant to lease arrangements and contractual obligations. There were no letters of credit outstanding at December 31, 2015.

(b) Legal Matters

The Company is subject to certain legal and other claims that arise in the ordinary course of its business. The Company does not believe that the results of these claims are likely to have a material effect on its condensed consolidated financial position or results of operations.

In January 2015, the Company was served with a lawsuit that seeks to assert claims of breach of contract and other matters in connection with auction services provided to a debtor.  The proceeding is pending in the bankruptcy case of the debtor and its affiliates (the “Debtor”).  In the lawsuit, a former landlord of the Debtor generally alleges that the Company and a joint venture partner were responsible for contamination while performing services in connection with the auction of certain assets of the Debtor and is seeking approximately $10,000 in damages.  The Company filed a motion to dismiss the lawsuit and in March 2016 the Court issued its opinion dismissing some claims while denying the motion with respect to other claims.  In April 2016, the Company filed an answer with the Court denying the allegations in the complaint. In December 2016, the parties exchanged initial disclosures.  In January 2017, the parties filed a proposed scheduling order with the Court. Discovery in the action is currently proceeding. The Company is vigorously defending this lawsuit. This lawsuit is in the initial stages, and the financial impact to the Company, if any, cannot be estimated.

On July 5, 2016, Quadre Investments LP (“Quadre”) filed a petition with the Delaware Court of Chancery (the “Court”) seeking a determination of fair value for 943,769 shares of common stock of UOL in connection with the acquisition of UOL by the Company. Such transaction gave rise to appraisal rights pursuant to Section 262 of the General Corporation Law of the State of Delaware. As a result, Quadre is entitled to petition the Court to receive fair value as determined by the Court. The Company does not believe that the fair value of each share exceeds $11.00 per share, the acquisition consideration paid to UOL stockholders pursuant to the agreement to acquire UOL, and the Company intends to contest the petition. Discovery in the case has commenced. As of December 31, 2016, the Company has recorded approximately $10,381 of acquisition consideration payable and approximately $310 of accrued interest payable in connection with the Quadre petition.

NOTE 13— INCOME TAXES

The Company’s provision (benefit) for income taxes consists of the following for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$5,530	$201	$-
State	1,114	99	98
Foreign	4,063	779	-
Total current provision	10,707	1,079	98
Deferred:
Federal	3,015	5,166	(2,503)
State	610	1,443	(481)
Foreign	(11)	-	-
Total deferred	3,614	6,609	(2,984)
Total provision for income taxes	$14,321	$7,688	$(2,886)

A reconciliation of the federal statutory rate of 35% to the effective tax rate for income (loss) before income taxes is as follows for the year ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Provision for income taxes at federal statutory rate	35.0%	34.0%	(34.0)%
State income taxes, net of federal benefit	2.8	4.0	(3.7)
Noncontrolling interest tax differential	(6.2)	-	-
Other	(1.2)	(1.8)	4.5
Effective income tax rate	30.4%	36.2%	(33.2)%

Deferred income tax assets (liabilities) consisted of the following as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Deferred tax assets:
Goods held for sale or auction	$-	$692
Deductible goodwill and other intangibles	-	9,848
Accrued liabilities and other	2,459	1,177
Deferred revenue	335	-
Mandatorily redeemable noncontrolling interests	1,173	768
Other	379	160
State taxes	994	-
Share based payments	443	-
Foreign tax and other tax credit carryforwards	1,855	1,427
Capital loss carryforward	3,600	-
Net operating loss carryforward	7,711	4,920
Total deferred tax assets	18,949	18,992
Deferred tax liabilities:
Depreciation	(1,291)	-
Goodwill and other intangibles	(4,139)	-
Total deferred tax Liabilities	(5,430)	-

Net deferred tax assets	13,519	18,992

Valuation allowance	(4,900)	-

Net deferred tax assets	$8,619	$18,992

The Company's income before income taxes of $47,047 for the year ended December 31, 2016 includes a United States component of income before income taxes of $33,151 and a foreign component comprised of income before income taxes of $13,896. As of December 31, 2016, the Company had federal net operating loss carryforwards of $18,300, state net operating loss carryforwards of $19,800. The Company’s federal net operating loss carryforwards will expire in the tax years commencing in December 31, 2019 through December 31, 2034, the state net operating loss carryforwards will expire in tax years commencing in December 31, 2029 and the foreign tax credit carryforwards will expire in 2023.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss, capital loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company’s net operating losses are subject to annual limitations in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of December 31, 2016, the Company believes that the existing net operating loss carryforwards will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided a valuation allowance. The Company does not believe that it is more likely than not that the Company will be able to utilize the benefits related to foreign tax credits and capital loss carryforwards and has provided a full valuation allowance in the amount of $4,900 against these deferred tax assets.

At December 31, 2016, the Company had gross unrecognized tax benefits totaling $1,255 all of which would have an impact on the Company's effective income tax rate, if recognized. A reconciliation of the amounts of gross unrecognized tax benefits (before federal impact of state items), excluding interest and penalties, was as follows (in thousands):

Year Ended
December 31,
2016
Beginning balance
Addition as a result of the acquisition of UOL	$1,379
Additions for current year tax positions	42
Additions for Prior year tax positions	44
Reductions for Prior year tax positions	(4)
Reductions due to lapse in statutes of limitations	(206)
Ending balance	$1,255

The Company files income tax returns in the U.S., various state and local jurisdictions, and certain other foreign jurisdictions. The Company is currently under audit by certain state and local, and foreign tax authorities. The audits are in varying stages of completion. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, case law developments and closing of statutes of limitations. Such adjustments are reflected in the provision for income taxes, as appropriate. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2013 to 2016.

At December 31, 2016, the Company believes it is reasonably possible that its gross liabilities for unrecognized tax benefits may decrease by approximately $662 within the next 12 months due to audit settlements and expiration of statute of limitations.

The Company had accrued $879 for interest and penalties relating to uncertain tax positions at December 31, 2016 all of which was included in income taxes payable. The Company recorded a benefit of $66 for interest and penalty expenses related to uncertain tax positions, which was included in provision for income taxes, for the year ended December 31, 2016.

At December 31, 2016, U.S. income taxes were not provided on $2,340 of undistributed earnings of the Company's foreign subsidiary because such earnings have been permanently reinvested in foreign operations. If these earnings were repatriated to the U.S., the Company would not expect to owe material U.S. income taxes due to the utilization of foreign tax credit carryovers.

NOTE 14— EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Basic common shares outstanding exclude 66,000 common shares that are held in escrow and subject to forfeiture as a result of the failure to achieve certain performance targets specified in connection with the transaction with Alternative Asset Management Acquisition Corp. in 2009 (the “Acquisition”). The 66,000 common shares issued to the former members of Great American Group, LLC are subject to forfeiture upon the final settlement of claims for goods held for sale in connection with the Acquisition. Dilutive common shares outstanding includes contingently issuable shares that are currently in escrow and subject to release if the conditions for the final settlement of claims for goods held for sale in connection with the Acquisition was satisfied at the end of the respective periods. Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net income (loss) per share for the years ended December 31, 2016, 2015 and 2014 were 384,825, 308,699 and 44,883, respectively, because to do so would have been anti-dilutive.

Basic and diluted earnings from continuing operations calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014

Net income (loss) attributable to B. Riley Financial, Inc.	$21,526	$11,805	$(5,801)

Weighted average shares outstanding:
Basic	18,106,621	16,221,040	9,612,154
Effect of dilutive potential common shares:
Diluted effect of restricted stock awards	198,852	-	-
Contingently issuable shares	86,379	44,875	-
Diluted	18,391,852	16,265,915	9,612,154

Basic earnings (loss) per share	$1.19	$0.73	$(0.60)
Diluted earnings (loss) per share	$1.17	$0.73	$(0.60)

NOTE 15— LIMITED LIABILITY COMPANY SUBSIDIARIES

(a) Operating Agreements of Limited Liability Company Subsidiaries

The Company has certain subsidiaries that are organized as limited liability companies, each of which has its own separate operating agreement. Generally, each of these subsidiaries is managed by an individual manager who is a member or employee of the subsidiary, although the manager may not take certain actions unless the majority member of the subsidiary consents to the action. These actions include, among others, the dissolution of the subsidiary, the disposition of all or a substantial part of the subsidiary’s assets not in the ordinary course of business, filing for bankruptcy, and the purchase by the subsidiary of one of the members’ ownership interest upon the occurrence of certain events. Certain of the members with a minority ownership interest in the subsidiaries are entitled to receive guaranteed payments in the form of compensation or draws, in addition to distributions of available cash from time to time. Distributions of available cash are generally made to each of the members in accordance with their respective ownership interests in the subsidiary after repayment of any loans made by any members to such subsidiary, and allocations of profits and losses of the subsidiary are generally made to members in accordance with their respective ownership interests in the subsidiary. The operating agreements also generally place restrictions on the transfer of the members’ ownership interests in the subsidiaries and provide the Company or the other members with certain rights of first refusal and drag along and tag along rights in the event of any proposed sales of the members’ ownership interests.

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

The Company evaluated the classification of all of its limited liability company members’ ownership interests in accordance with the accounting guidance for financial instruments with characteristics of liabilities and equity. This guidance generally provides for the classification of members’ ownership interests that are subject to mandatory redemption obligations to be classified outside of equity. In accordance with this guidance, all members with a minority ownership interest in these subsidiaries are classified as liabilities and included in mandatorily redeemable noncontrolling interests in the accompanying consolidated balance sheet. Members of these subsidiaries with a minority ownership interest issued before November 5, 2003 are stated on a historical cost basis and members of the Company’s subsidiaries with a minority ownership interests issued on or after November 5, 2003 are stated at fair value at each balance sheet date. The Company deems such repurchase obligations, which are payable to members who are also employees of these subsidiaries, to be a compensatory benefit. Accordingly, the changes in the historical cost basis and the changes in the fair value of the respective members’ ownership interests (noncontrolling interests) are recorded as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations. The noncontrolling interests share of net income was $2,232, $2,207 and $1,921 for the years ended December 31, 2016, 2015 and 2014, respectively. During the year ended December 31, 2016, the change in fair value of the mandatorily redeemable noncontrolling interests were $800. There was no change in the fair value of the mandatorily redeemable noncontrolling interests during the years ended December 31, 2015 and 2014.

NOTE 16—SHARE BASED PAYMENTS

During the year ended December 31, 2016 and 2015, the Company granted restricted stock units representing 544,605 and 527,372 shares of common stock with a total fair value of $5,301 and $5,261, respectively, to certain employees and directors of the Company. During the year ended December 31, 2014, the Company granted restricted stock units representing 5,859 shares of common stock with a total fair value of $45 to directors of the Company which vested on July 31, 2015. Share based compensation expense for the restricted stock units was $2,768 and $2,043 for the year ended December 31, 2016 and 2015, respectively. The total income tax benefit recognized related to the vesting of restricted stock units was $1,141 and $804 during the year ended December 31, 2016 and 2015, respectively.

The restricted stock units generally vest over a period of one to three years based on continued service. In determining the fair value of restricted stock units on the grant date, the fair value is adjusted for (a) estimated forfeitures, (b) expected dividends based on historical patterns and the Company’s anticipated dividend payments over the expected holding period and (c) the risk-free interest rate based on U.S. Treasuries for a maturity matching the expected holding period. As of December 31, 2016, the expected remaining unrecognized share based compensation expense of $5,474 will be expensed over a weighted average period of 2.0 years.

A summary of restricted stock unit activity for the periods indicated was as follows:

		Weighted
		Average
	Shares	Fair Value

Nonvested at December 31, 2013	-	$-
Granted	5,859	7.68
Vested	-	-
Forfeited	-	-
Nonvested at December 31, 2014	5,859	$7.68
Granted	527,372	9.98
Vested	(196,414)	9.92
Forfeited	(14,086)	9.98
Nonvested at December 31, 2015	322,731	$9.97
Granted	544,605	9.73
Vested	(173,147)	10.13
Forfeited	(14,054)	9.84
Nonvested at December 31, 2016	680,135	$9.74

The per-share weighted average grant-date fair value of restricted stock units was $7.68, $9.98 and $9.73 for the years ending December 31, 2014, 2015 and 2016, respectively. The total fair value of shares vested during the years ended December 31, 2016 and 2015 was $1,755 and $1,949, respectively.

NOTE 17— BENEFIT PLANS AND CAPITAL TRANSACTIONS

(a) Amended and Restated 2009 Stock Incentive Plan

In connection with the consummation of the Acquisition, the Company assumed the AAMAC 2009 Stock Incentive Plan which was approved by the AAMAC stockholders on July 31, 2009 (as assumed, the “Incentive Plan”). In accordance with Section 13(a) of the Incentive Plan, in connection with the Company’s assumption of the Incentive Plan, the Company’s board of directors adjusted the maximum number of shares that may be delivered under the Incentive Plan to 782,200 to account for the two-for-one exchange ratio of Company common stock for AAMAC common stock in the Acquisition. On August 19, 2009, the Company’s board of directors approved an amendment and restatement of the Incentive Plan which adjusted the number of shares of stock the Company reserved for issuance thereunder to 391,100. Effective as of October 7, 2014, the Company’s board of directors approved an amendment and restatement of the Incentive Plan which, among other things, increased the number of shares of stock the Company reserved for issuance thereunder to 3,210,133 shares. As of December 31, 2016, the Company has 2,275,937 shares of common stock available for future grants under the Incentive Plan.

(b) Employee Benefit Plan

The Company maintains qualified defined contribution 401(k) plans, which cover substantially all of its U.S. employees. Under the plans, participants are entitled to make pre-tax contributions up to the annual maximums established by the Internal Revenue Service. The plan documents permit annual discretionary contributions from the Company. Employer contributions in the amount of $53 were made during the year ended December 31, 2016.

(c) Public Offering of Common Stock

On May 10, 2016, the Company completed the public offering of 2,420,980 shares of common stock at a price to the public of $9.50 per share.  The net proceeds from the offering were $22,759 after deducting underwriting commissions and other offering expenses of $240.

(d) Private Placement

On June 5, 2014, the Company completed a private placement of 10,289,300 shares of common stock at a purchase price of $5.00 per share (the “Private Placement”) pursuant to the terms and provisions of a securities purchase agreement entered into among the Company and the accredited investors on May 19, 2014. At the closing of the Private Placement on June 5, 2014, the Company received aggregate gross proceeds of approximately $51,447. On June 5, 2014, the Company used $30,180 of the net proceeds from the Private Placement to repay long-term debt payable to Andrew Gumaer and Harvey Yellen, the two former members of Great American Group, LLC (as described in Note 11), both of whom were executive officers and directors of the Company at the time of such repayment. The $30,000 principal payment and then outstanding accrued interest of $180 retired the entire $48,759 face amount of the long-term debt at a discount of $18,759. The discount of $18,759 was recorded as a capital contribution to additional paid in capital in 2014.

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

(e) Dividends

On October 29, 2014, the Board of Directors of the Company approved a dividend of $0.03 per share, which was paid on December 9, 2014 to stockholders of record on November 18, 2014. On May 4, 2015, the Company’s Board of Directors approved a dividend of $0.06 per share, which was paid on or about June 12, 2015 to stockholders of record on May 22, 2015. On August 10, 2015, the Company’s Board of Directors approved a dividend of $0.20 per share, which was paid on or about September 10, 2015 to stockholders of record on August 25, 2015. On November 9, 2015, the Company’s Board of Directors approved a dividend of $0.06 per share, which was paid on or about December 9, 2015 to stockholders of record on November 24, 2015. On August 4, 2016, the Company’s Board of Directors approved a dividend of $0.03 per share, which was paid on or about September 8, 2016 to stockholders of record on August 22, 2016. On November 13, 2016, the Company’s Board of Directors approved a regular dividend of $0.08 per share and special dividend of $0.17 per share, which were paid on or about December 14, 2016 to stockholders of record on November 29, 2016. On February 20, 2017, the Company's Board of Directors approved a regular quarterly dividend of $0.08 per share and a special dividend of $0.18 per share, which will be paid on or about March 13, 2017 to stockholders of record on March 6, 2017.

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

NOTE 18— NET CAPITAL REQUIREMENTS

B. Riley & Co., LLC, a subsidiary of the Company, is a registered broker-dealer and, accordingly, is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) which requires B. Riley & Co., LLC to maintain minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1.  As of December 31, 2016, B. Riley & Co., LLC had net capital of $7,269 (an excess of $6,744).  B. Riley & Co., LLC’s net capital ratio for December 31, 2016 was 1.08 to 1.

NOTE 19— RELATED PARTY TRANSACTIONS

On March 10, 2015, the Company borrowed $4,500 from RIP in accordance with the RIP Note. The borrowings were for short-term working capital needs and capital for other retail liquidation engagements. The principal amount of $4,500 for the RIP Note accrued interest at the rate of 10% per annum (or 15% in the event of a default under the RIP Note) and included a Success Fee as more fully described in Note 11(b). Riley Investment Management LLC, a wholly owned subsidiary of the Company, is the general partner of RIP. Bryant Riley, the Chief Executive Officer and Chairman of the Board of Directors of the Company, owned or controlled approximately 45% of the equity interests of the RIP. In addition, Thomas Kelleher, the President and a director of the Company, and one other employee of the Company, own or control de minimis amounts of the equity interests of RIP. After considering the economic interests of Mr. Riley and Mr. Kelleher in the RIP Note and comparing the terms of the RIP Note to terms that may have been available from unaffiliated third parties, the disinterested members of our Board of Directors unanimously approved the issuance of the RIP Note. The RIP Note was repaid on May 4, 2015 in accordance with its terms. Interest expense on the RIP Note totaled $194 for the year ended December 31, 2015, which includes success fees of $126. The RIP Note was repaid on May 4, 2015.

At December 31, 2016, amounts due from related parties include $2,050 from GACP I, L.P. for management fees, incentive fees and other operating expenses and $959 from CA Global Partners, LLC (“CA Global”). At December 31, 2015 amounts due from related party of $409 represented amounts due from GACP I, L.P. for management fees and other operating expenses. At December 31, 2015 and 2014, amounts due to related party of $166 and $213, respectively, represents amounts due to CA Global Partners, LLC (“CA Global”). CA Global is one of the members of Great American Global Partners, LLC (“GA Global Ptrs”). The amounts receivable and payable from CA Global are comprised of amounts due to and due from CA Global in connection with certain auctions of wholesale and industrial machinery and equipment that they were managed by CA Global on behalf of GA Global Ptrs.

In connection with the offering of $28,750 of Senior Notes as more fully described in Note 11, certain members of management and the Board of Directors of the Company purchased $2,731 or 9.5% of the Senior Notes offered by the Company.

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

The Company’s business is classified into the Capital Markets segment, Auction and Liquidation segment, Valuation and Appraisal segment and Principal Investments - United Online segment. These reportable segments are all distinct businesses, each with a different marketing strategy and management structure.

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Year Ended December 31,
	2016	2015	2014
Capital markets reportable segment:
Revenues - Services and fees	$39,335	$35,183	$19,420
Selling, general, and administrative expenses	(32,695)	(30,229)	(14,185)
Depreciation and amortization	(549)	(519)	(193)
Segment income	6,091	4,435	5,042
Auction and Liquidation reportable segment:
Revenues - Services and fees	$61,891	$35,633	$17,166
Revenues - Sale of goods	25,855	10,596	9,859
Total revenues	87,746	46,229	27,025
Direct cost of services	(17,787)	(15,489)	(10,719)
Cost of goods sold	(14,502)	(3,072)	(14,080)
Selling, general, and administrative expenses	(14,331)	(8,170)	(8,481)
Restructuring costs	-	-	(1,339)
Depreciation and amortization	(26)	(191)	(107)
Segment income (loss)	41,100	19,307	(7,701)
Valuation and Appraisal reportable segment:
Revenues - Services and fees	31,749	31,113	30,671
Direct cost of services	(13,983)	(13,560)	(12,747)
Selling, general, and administrative expenses	(8,778)	(9,101)	(10,721)
Restructuring costs	-	-	(203)
Depreciation and amortization	(107)	(137)	(151)
Segment income	8,881	8,315	6,849
Principal Investments - United Online segment:
Revenues - Services and fees	31,260	-	-
Revenues - Sale of goods	261	-	-
Total revenues	31,521	-	-
Direct cost of services	(9,087)	-	-
Cost of goods sold	(253)	-	-
Selling, general, and administrative expenses	(5,974)	-	-
Depreciation and amortization	(3,518)
Restructuring costs	(3,474)	-	-
Segment income	9,215	-	-
Consolidated operating income from reportable segments	65,287	32,057	4,190
Corporate and other expenses (includes restructuring costs of $413 and $1,006 for the year ended December 31, 2016 and 2014, respectively	(16,562)	(9,975)	(11,621)
Interest income	318	17	12
Interest expense	(1,996)	(834)	(1,262)
Income (loss) before income taxes	47,047	21,265	(8,681)
(Provision) benefit for income taxes	(14,321)	(7,688)	2,886
Net income (loss)	32,726	13,577	(5,795)
Net income attributable to noncontrolling interests	11,200	1,772	6
Net income (loss) attributable to B. Riley Financial, Inc.	$21,526	$11,805	$(5,801)

The following table presents revenues by geographical area:

	Year Ended December 31,
	2016	2015	2014
Revenues:
Revenues - Services and fees:
North America	$135,428	$77,153	$63,417
Australia	26,487	-	-
Europe	2,320	24,776	3,840
Total Revenues - Services and fees	$164,235	$101,929	$67,257

Revenues - Sale of goods
North America	$323	$907	$9,859
Australia	-	-	-
Europe	25,793	9,689	-
Total Revenues - Sale of goods	$26,116	$10,596	$9,859

Total Revenues:
North America	$135,751	$78,060	$73,276
Australia	26,487	-	-
Europe	28,113	34,465	3,840
Total Revenues	$190,351	$112,525	$77,116

The following table presents long-lived assets, which consists of property and equipment and other assets, by geographical area:

	As of	As of
	December 31,	December 31,
	2016	2015
Long-lived Assets - Property and Equipment, net:
North America	$5,785	$592
Australia	-	-
Europe	-	-
Total Long-lived Assets	$5,785	$592

Segment assets are not reported to, or used by, the Company's CODM to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.

NOTE 21— SUBSEQUENT EVENTS

On February 17, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FBR & Co. (“FBR”), pursuant to which FBR will merge with and into the Company (or a subsidiary of the Company), with the Company (or its subsidiary) as the surviving corporation (the “Merger”). Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of FBR common stock, par value $0.001 per share (“FBR Common Stock”), excluding certain specified shares, will be converted into the right to receive 0.671 of a share of the Company’s common stock, par value $0.0001 per share. In addition, prior to the closing of the Merger, the board of directors of FBR (the “FBR Board”) may declare and pay a cash dividend (the “Pre-Closing Dividend”) to holders of FBR Common Stock and FBR equity awards. The Pre-Closing Dividend on a per share basis will be equal to the value of cash and certain specified investments on FBR’s balance sheet in excess of $33,500 and certain transaction expenses divided by the total number of fully diluted shares of FBR Common Stock outstanding (subject to certain adjustments if the Pre-Closing Dividend would be equal to or more than $8.50 per fully diluted share of FBR Common Stock). It is anticipated that the Merger will close during the second quarter of 2017.

NOTE 22— SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016

Total revenues	$19,946	$20,261	$56,966	$93,178
Operating income	$1,665	$180	$15,422	$31,458
Income (loss) before income taxes	$1,536	$(92)	$14,457	$31,146
(Provision) benefit for income taxes	$(166)	$65	$(6,083)	$(8,137)
Net income (loss)	$1,370	$(27)	$8,374	$23,009
Net income (loss) attributable to B. Riley Financial, Inc.	$248	$(101)	$8,939	$12,440

Earnings (loss) per share:
Basic	$0.02	$(0.01)	$0.47	$0.65
Diluted	$0.01	$(0.01)	$0.47	$0.64

Weighted average shares outstanding:
Basic	16,490,178	17,935,254	18,977,072	19,004,548
Diluted	16,553,953	17,935,254	19,208,527	19,511,292

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015

Total revenues	$26,031	$45,461	$21,272	$19,761
Operating income (loss)	$5,462	$14,669	$3,277	$(1,326)
Income (loss) before income taxes	$5,211	$14,254	$3,218	$(1,418)
(Provision) benefit for income taxes	$(1,775)	$(5,684)	$(600)	$372
Net income (loss) attributable to B. Riley	$3,436	$8,569	$2,618	$(1,046)
Net income (loss) attributable to B. Riley Financial, Inc.	$2,682	$8,664	$1,463	$(1,004)

Earnings (loss) per share:
Basic	$0.17	$0.53	$0.09	$(0.06)
Diluted	$0.17	$0.53	$0.09	$(0.06)

Weighted average shares outstanding:
Basic	16,117,422	16,237,860	16,243,425	16,283,677
Diluted	16,162,304	16,310,829	16,344,649	16,283,677

