Form 10-Q
period 2017-03-31
B. Riley Financial, Inc.
filed 2017-05-10
CIK 1464790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

As of May 8, 2017, there were 19,465,492 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

B. Riley Financial, Inc.

Quarterly Report on Form 10-Q

For The Quarter Ended March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$71,541	$112,105
Restricted cash	518	3,294
Securities and other investments owned, at fair value	41,093	16,579
Accounts receivable, net	18,022	18,989
Due from related parties	4,267	3,009
Advances against customer contracts	1,474	427
Prepaid expenses and other current assets	3,592	3,578
Total current assets	140,507	157,981
Property and equipment, net	5,409	5,785
Goodwill	48,903	48,903
Other intangible assets, net	39,239	41,166
Deferred income taxes	18,894	8,619
Other assets	1,981	2,164
Total assets	$254,933	$264,618
Liabilities and Equity
Current liabilities:
Accounts payable	$2,498	$2,703
Accrued payroll and related expenses	6,159	15,738
Accrued value added tax payable	169	6,371
Income taxes payable	15,260	9,691
Accrued expenses and other liabilities	18,389	18,505
Deferred revenue	3,815	4,130
Due to related parties and partners	416	10,037
Securities sold not yet purchased	1,659	846
Acquisition consideration payable	10,381	10,381
Mandatorily redeemable noncontrolling interests	3,850	4,019
Contingent consideration- current portion	—	1,242
Total current liabilities	62,596	83,663
Other liabilities	2,578	2,863
Senior notes payable	27,754	27,700
Total liabilities	92,928	114,226
Commitments and contingencies
B. Riley Financial, Inc. stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued		—
Common stock, $0.0001 par value; 40,000,000 shares authorized; 19,307,008 and 19,140,342 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	143,228	141,170
Retained earnings	18,888	9,887
Accumulated other comprehensive loss	(1,067)	(1,712)
Total B. Riley Financial, Inc. stockholders' equity	161,051	149,347
Noncontrolling interests	954	1,045
Total equity	162,005	150,392
Total liabilities and equity	$254,933	$264,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2017	2016

Revenues:
Services and fees	$52,818	$19,944
Sale of goods	79	2
Total revenues	52,897	19,946
Operating expenses:
Direct cost of services	17,601	6,683
Cost of goods sold	59	2
Selling, general and administrative expenses	24,152	11,596
Restructuring charge	374	—
Total operating expenses	42,186	18,281
Operating income	10,711	1,665
Other income (expense):
Interest income	132	3
Interest expense	(791)	(132)
Income before income taxes	10,052	1,536
Benefit (provision) for income taxes	3,849	(166)
Net income	13,901	1,370
Net (loss) income attributable to noncontrolling interests	(120)	1,122
Net income attributable to B. Riley Financial, Inc.	$14,021	$248

Basic income per share	$0.73	$0.02
Diluted income per share	$0.71	$0.01

Cash dividends per share	$0.26	$0.00

Weighted average basic shares outstanding	19,181,749	16,490,178
Weighted average diluted shares outstanding	19,626,574	16,553,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016

Net income	$13,901	$1,370
Other comprehensive income:
Change in cumulative translation adjustment	645	65
Other comprehensive income, net of tax	645	65
Total comprehensive income	14,546	1,435
Comprehensive (loss) income attributable to noncontrolling interests	(120)	1,122
Comprehensive income attributable to B. Riley Financial, Inc.	$14,666	$313

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

(Dollars in thousands)

							Accumulated
					Additional	Retained	Other
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Interests	Equity

Balance, January 1, 2016	—	$—	16,448,119	$2	$116,799	$(6,305)	$(1,058)	$(118)	$109,320
Issuance of common stock for acquisition of MK Capital, LLC - contigent equity consideration on February 2, 2016	—	—	166,667	—	—	—	—	—	—
Share based compensation	—	—	—	—	437	—	—	—	437
Net income for the three months ended March 31, 2016	—	—	—	—	—	248	—	1,122	1,370
Foreign currency translation adjustment	—	—	—	—	—	—	65	—	65
Balance, March 31, 2016	—	$—	16,614,786	$2	$117,236	$(6,057)	$(993)	$1,004	$111,192

Balance, January 1, 2017	—	$—	19,140,342	$2	$141,170	$9,887	$(1,712)	$1,045	$150,392
Issuance of common stock for acquisition of MK Capital, LLC - contingent equity consideration on February 2, 2017	—	—	166,666	—	1,151	—	—	—	1,151
Share based compensation	—	—	—	—	907	—	—	—	907
Dividends paid	—	—	—	—	—	(5,020)	—	—	(5,020)
Net income (loss) for the three months ended March 31, 2017	—	—	—	—	—	14,021	—	(91)	13,930
Foreign currency translation adjustment	—	—	—	—	—	—	645	—	645
Balance, March 31, 2017	—	$—	19,307,008	$2	$143,228	$18,888	$(1,067)	$954	$162,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$13,901	$1,370
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,042	203
Provision (recoveries) for doubtful accounts	325	(20)
Share based compensation	907	437
Non-cash interest and other	15	31
Effect of foreign currency on operations	(1,167)	–
Deferred income taxes	(9,124)	152
Income allocated and fair value adjustment for mandatorily redeemable noncontrolling interests	402	425
Change in operating assets and liabilities:
Accounts receivable and advances against customer contracts	(347)	6,442
Securities and other investments owned	(24,514)	(67)
Goods held for sale or auction	–	2
Prepaid expenses and other assets	242	(2,060)
Accounts payable, accrued payroll and related expenses, accrued value added tax payable and other accrued expenses	(11,127)	(6,643)
Amounts due to (from) related parties and partners	(10,908)	(1,556)
Securities sold, not yet purchased	813	239
Deferred revenue	(315)
Net cash used in operating activities	(38,855)	(1,045)
Cash flows from investing activities:
Purchases of property and equipment	(191)	(18)
Proceeds from sales of property and equipment	6	–
Proceeds from sale of intangible assets	453	–
Decrease (increase) in restricted cash	2,852	(1)
Net cash provided by (used in) investing activities	3,120	(19)
Cash flows from financing activities:
Repayment of revolving line of credit	–	(272)
Payment of contingent consideration	(1,250)	(1,250)
Dividends paid	(5,020)	–
Distribution to noncontrolling interests	(571)	(665)
Net cash used in financing activities	(6,841)	(2,187)
Decrease in cash and cash equivalents	(42,576)	(3,251)
Effect of foreign currency on cash	2,012	25
Net decrease in cash and cash equivalents	(40,564)	(3,226)
Cash and cash equivalents, beginning of period	112,105	30,012
Cash and cash equivalents, end of period	$71,541	$26,786
Supplemental disclosures:
Interest paid	$1,386	$7
Taxes paid	$71	$369

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

NOTE 1—ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

B. Riley Financial, Inc. and its subsidiaries (collectively the “Company”) provide investment banking and financial services to corporate, institutional and high net worth clients, and asset disposition, valuation and appraisal and capital advisory services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional services firms throughout the United States, Australia, Canada, and Europe and with the acquisition of United Online, Inc. (“UOL”) on July 1, 2016, provide consumer Internet access and related subscription services.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of B. Riley Financial, Inc. and its wholly-owned and majority-owned subsidiaries. The condensed consolidated financial statements also include the accounts of (a) Great American Global Partners, LLC which is controlled by the Company as a result of its ownership of a 50% member interest, appointment of two of the three executive officers and significant influence over the funding of operations, and (b) GA Retail Investments, L.P. which is controlled by the Company as a result of its ownership of a 50% partnership interest, appointment of executive officers and significant influence over the operations. All intercompany accounts and transactions have been eliminated upon consolidation. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 10, 2017. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

(b)	Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expense during the reporting period. Estimates are used when accounting for certain items such as valuation of securities, reserves for accounts receivable and slow moving goods held for sale or auction, the carrying value of intangible assets and goodwill, the fair value of mandatorily redeemable noncontrolling interests, fair value of share based arrangements, fair value of contingent consideration in business combination’s and accounting for income tax valuation allowances. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

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

Fees earned from wealth management services consist primarily of investment management fees that are recognized over the period the services are provided. Investment management fees are primarily comprised of fees for investment management services and are generally based on the dollar amount of the assets being managed.

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

Commission and fees earned on the sale of goods at auction and liquidation sales are recognized when evidence of an arrangement exists, the sales price has been determined, title has passed to the buyer and the buyer has assumed the risks of ownership, and collection is reasonably assured. The commission and fees earned for these services are included in revenues in the accompanying condensed consolidated statements of operations. Under these types of arrangements, revenues also include contractual reimbursable costs which totaled $10,610 and $3,018 for the three months ended March 31, 2017 and 2016, respectively.

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

Revenues in the Valuation and Appraisal segment are primarily comprised of fees for valuation and appraisal services. Revenues are recognized upon the delivery of the completed services to the related customers and collection of the fee is reasonably assured. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs which totaled $665 and $679 for the three months ended March 31, 2017 and 2016, respectively.

Revenues in the Principal Investments - United Online segment are primarily comprised of services revenues, which are derived primarily from fees charged to pay accounts; advertising and other revenues; and products revenues, which are derived primarily from the sale mobile broadband service devices, including the related shipping and handling fees.

Service revenues are derived primarily from fees charged to pay accounts and are recognized in the period in which fees are fixed or determinable and the related services are provided to the customer. The Company’s pay accounts generally pay in advance for their services by credit card, PayPal, automated clearinghouse or check, and revenues are then recognized ratably over the service period. Advance payments from pay accounts are recorded in the condensed consolidated balance sheet as deferred revenue. In circumstances where payment is not received in advance, revenues are only recognized if collectability is reasonably assured.

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

Revenues from one liquidation service contract to a retailer represented 12.2% of total revenues during the three months ended March 31, 2017. Revenues in the Capital Markets, Auction and Liquidation, Valuation and Appraisal and Principal Investments - United Online segment are primarily generated in the United States, Australia, Canada and Europe.

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

(f)	Advertising Expenses

The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $176 and $193 for the three months ended March 31, 2017 and 2016, respectively. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

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

As of March 31, 2017, restricted cash included $518 of cash segregated in a special bank accounts for the benefit of customers related to our broker dealer subsidiary and collateral for one of our telecommunication suppliers. As of December 31, 2016, restricted cash included $1,440 of cash collateral related to a retail liquidation engagement in Australia, $1,320 of cash collateral for foreign exchange contracts and $534 cash segregated in a special bank accounts for the benefit of customers related to our broker dealer subsidiary and collateral for one of our telecommunication suppliers.

(k)	Accounts Receivable

Accounts receivable represents amounts due from the Company’s auction and liquidation, valuation and appraisal, capital markets and principal investments - United Online customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. Bad debt expense and changes in the allowance for doubtful accounts for the three months ended March 31, 2017 and 2016 are included in Note 4.

(l)	Advances Against Customer Contracts

Advances against customer contracts represent advances of contractually reimbursable expenses incurred prior to, and during the term of the auction and liquidation services contract. These advances are charged to expense in the period that revenue is recognized under the contract.

(m)	Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Depreciation and amortization expense was $520 and $91 for the three months ended March 31, 2017 and 2016, respectively.

(n)	Securities and Other Investments Owned and Securities Sold Not Yet Purchased

Securities and other investments owned consist of marketable securities and investments in partnership interests, loans receivable and other securities recorded at fair value.  Securities sold, but not yet purchased represents obligations of the Company to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing prices.  Changes in the value of these securities are reflected currently in the results of operations.

As of March 31, 2017 and December 31, 2016, the Company’s securities and other investments owned owned and securities sold not yet purchased at fair value consisted of the following securities:

	March 31,	December 31,
	2017	2016
Securities and other investments owned
Common stocks	$7,273	$2,084
Corporate bonds	1,771	1,025
Loans receivable	11,831	-
Partnership interests	20,218	13,470
	$41,093	$16,579

Securities sold not yet purchased
Common stocks	$105	$-
Corporate bonds	1,554	846

	$1,659	$846

(o)	Fair Value Measurements

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

The Company’s securities owned and securities sold and not yet purchased are comprised of common stocks, corporate bonds and investments in partnerships and loans receivable. Investments in common stocks are based on quoted prices in active markets which are included in Level 1 of the fair value hierarchy. The Company also holds nonpublic common stocks and warrants for which there is little or no public market and fair value is determined by management on a consistent basis. For investments where little or no public market exists, management’s determination of fair value is based on the best available information which may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration various factors including earnings history, financial condition, recent sales prices of the issuer’s securities and liquidity risks. These investments are included in Level 3 of the fair value hierarchy. Investments in partnership interests include investments in private equity partnerships that primarily invest in equity securities, bonds, and direct lending funds. The Company’s partnership interests are valued based on the Company’s proportionate share of the net assets of the partnership which is derived from the most recent statements received from the general partner which are included in Level 2 of the fair value hierarchy. Loans receivable are valued at fair value based on the market yield of similar second lien loans collateralized by inventory and other assets of the borrower and included in Level 3 of the fair value hierarchy.

The fair value of mandatorily redeemable noncontrolling interests is determined based on the issuance of similar interests for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports and internal valuation models.

The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.

	Financial Assets and Liabilities Measured at Fair Value
	on a Recurring Basis at March 31, 2017, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	March 31,	identical assets	inputs	inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities owned
Common stocks	$7,273	$7,272	$-	$1
Corporate bonds	1,771	-	1,611	160
Loan receivable	11,831	-	-	11,831
Partnership interests	20,218	4,403	44	15,771
Total assets measured at fair value	$41,093	$11,675	$1,655	$27,763

Liabilities:
Securities sold not yet purchased
Common stocks	$105	$-	$105	$-
Corporate bonds	1,554	-	1,554	-
Total securities sold not yet purchased	1,659	-	1,659	-

Mandatorily redeemable noncontrolling interests issued after November 5, 2003	3,190	-	-	3,190
Total liabilities measured at fair value	$4,849	$-	$1,659	$3,190

	Financial Assets and Liabilities Measured at Fair Value
	on a Recurring Basis at December 31, 2016, Using
		Quoted prices in	Other	Significant
	Fair Value at	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities owned
Common stocks	$2,084	$1,785	$-	$299
Corporate bonds	1,025	-	865	160
Partnership interests	13,470	-	44	13,426
Total assets measured at fair value	$16,579	$1,785	$909	$13,885

Liabilities:
Securities sold not yet purchased
Corporate bonds	$846	$-	$846	$-

Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$3,214	$-	$-	$3,214

Contingent consideration	$1,242	$-	$-	$1,242
Total liabilities measured at fair value	$5,302	$-	$846	$4,456

The changes in Level 3 fair value hierarchy during the three months ended March 31, 2017 and 2016 is as follows:

	Level 3	Level 3 Changes During the Year				Level 3
	Balance at	Fair	Relating to	Purchases,	Transfer in	Balance at
	Beginning of	Value	Undistributed	Sales and	and/or out	End of
	Period	Adjustments	Earnings	Settlements	of Level 3	Period

Three Months Ended March 31, 2017
Common stocks	$299	$87	$-	$(385)	$-	$1
Corporate bonds	160	-	-	-	-	160
Loan receivable	-	-	-	11,831	-	11,831
Partnership interests	13,426	2,061	-	284	-	15,771
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	3,214	-	(24)	-	-	3,190
Contingent consideration	1,242	8	-	(1,250)	-	-

Three Months Ended March 31, 2016
Common stocks	$290	$(80)	$-	$-	$-	$210
Partnership interests	1,766	65	(15)	-	-	1,816
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	2,330	-	(99)	-	-	2,231
Contingent consideration	2,391	31	-	(1,250)	-	1,172

The fair value adjustment for contingent consideration of $8 and $31 represents imputed interest for the three months ended March 31, 2017 and 2016, respectively. The amount reported in the table above for the three months ended March 31, 2017 and 2016 includes the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis.

The carrying amounts reported in the condensed consolidated financial statements for cash, restricted cash, accounts receivable, accounts payable, accrued payroll and related, accrued value added tax, income taxes payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturity of these instruments.

The carrying amount of the senior notes payable approximates fair value because the contractual interest rates or effective yields of such instruments are consistent with current market rates of interest for instruments of comparable credit risk.

(p)	Contingent Consideration

In connection with the acquisition of MK Capital Advisors, LLC (“MK Capital”) on February 2, 2015, the purchase agreement required the payment of contingent consideration to the former members of MK Capital in the form of future cash payments of $1,250 and issuance of 166,667 shares of common stock on the first anniversary date of the closing (February 2, 2016) and a final cash payment of $1,250 and issuance of 166,666 shares of common stock on the second anniversary date of the closing (February 2, 2017). The contingent cash consideration was classified as a liability in the condensed balance sheets in accordance with ASC 805, “Business Combination” (“ASC 805”). The fair value of the contingent cash consideration was discounted at 8.0%. The balance of the contingent consideration liability in the condensed consolidated balance sheet was $1,242 (discount of $8) at December 31, 2016. Imputed interest expense totaled $8 and $31 for the three months ended March 31, 2017 and 2016, respectively. The fair value of the contingent stock consideration was classified as equity in accordance with ASC 805.

The contingent cash and stock consideration was payable on the first and second anniversary dates of the closing provided that MK Capital generated a minimum amount of gross revenues as defined in the purchase agreement for the twelve months following the first and second anniversary dates of the closing. MK Capital achieved the minimum amount of revenues for the first and second anniversary periods and the contingent cash consideration and contingent stock consideration for the first anniversary period was paid and issued on February 2, 2016 and for the second anniversary period was paid and issued on February 2, 2017. Upon the payment of the contingent stock consideration on February 2, 2017, the Company recorded a deferred tax benefit and an increase to additional paid-in capital in the amount of $1,151 in accordance with ASC 805.

(q)	Derivative and Foreign Currency Translation

The Company periodically uses derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain auction and liquidation engagements with operations outside the United States. During the three months ended March 31, 2017, the Company’s use of derivatives consisted of the purchase of forward exchange contracts in the amount of $25,000 Australian dollars that was settled on January 31, 2017.  The Company did not use any derivative contracts during the three months ended March 31, 2016.  The forward exchange contract was entered into to improve the predictability of cash flows related to a retail store liquidation engagement that was completed in December 2016.  The net loss from forward exchange contracts was $70 during the three months ended March 31, 2017. This amount is reported as a component of selling, general and administrative expenses in the condensed consolidated financial statements of operations.

The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country's currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using year-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders' equity as a component of accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. Transaction losses were $324 and $145 during the three months ended March 31, 2017 and 2016, respectively. These amounts are included in selling, general and administrative expenses in our condensed consolidated statements of operations.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for us in our first quarter of fiscal year 2019 , but early application is permitted. The Company has not yet adopted this update and is currently evaluating the impact it may have on its financial condition and results of operations.

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

NOTE 3— ACQUISITIONS

On May 4, 2016, the Company entered into a definitive agreement and plan of merger to acquire all of the outstanding common stock of UOL, a provider of consumer Internet access and related subscription services, for $11.00 per share, or approximately $169,354 in aggregate merger consideration. The consideration includes $10,381 that remains payable at March 31, 2017, which is included in acquisition consideration payable in the condensed consolidated balance sheet, pending the outcome of the legal matter more fully described in Note 10.  The shareholders of UOL approved the acquisition on June 29, 2016 and customary closing conditions were satisfied and the acquisition was completed on July 1, 2016. The acquisition of UOL allows the Company to benefit from the expected cash flows of UOL due in part to planned synergies from the elimination of duplicate overhead functions with the Company. The acquisition of UOL is accounted for using the purchase method of accounting.

The assets and liabilities of UOL, both tangible and intangible, were recorded at their estimated fair values as of the July 1, 2016 acquisition date for UOL. The application of the purchase method of accounting resulted in goodwill of $14,375 which represents expected overhead synergies and acquired workforce. The revenue and earnings of UOL included in our condensed consolidated financial statements for the three months ended March 31, 2017 was $13,382 and $4,202, respectively.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and UOL, as though it had occurred as of January 1, 2016. The pro forma financial information presented includes the effects of adjustments related to the amortization charges from the acquired intangible assets and the elimination of certain activities excluded from the transaction. The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

Pro Forma Unaudited
Three Months Ended
March 31,
2016

Revenues	$38,382
Net loss attributable to B. Riley Financial, Inc.	$(2,132)

Basic loss per share	$(0.13)
Diluted loss per share	$(0.13)

Weighted average basic shares outstanding	16,490,178
Weighted average diluted shares outstanding	16,490,178

NOTE 4— ACCOUNTS RECEIVABLE

The components of accounts receivable, net, include the following:

	March 31,	December 31,
	2017	2016

Accounts receivable	$14,662	$16,610
Investment banking fees, commissions and other receivables	807	576
Unbilled receivables	3,109	2,058
Total accounts receivable	18,578	19,244
Allowance for doubtful accounts	(556)	(255)
Accounts receivable, net	$18,022	$18,989

Additions and changes to the allowance for doubtful accounts consist of the following:

	Three Months Ended
	March 31,
	2017	2016

Balance, beginning of period	$255	$89
Add: Additions to reserve	325	5
Less: Write-offs	(24)	-
Less: Recoveries	-	(25)
Balance, end of period	$556	$69

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

NOTE 5— GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $48,903 at March 31, 2017 and December 31, 2016 is comprised of $28,840 in the Capital Markets segment, $1,975 in the Auction and Liquidation segment, $3,713 in the Valuation and Appraisal segment, and $14,375 in the Principal Investments - United Online segment. There were no changes in goodwill during the three months ended March 31, 2017.

Intangible assets consisted of the following:

		March 31, 2017			December 31, 2016
		Gross			Gross
		Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Useful Life	Value	Amortization	Net	Value	Amortization	Net

Amortizable assets:
Customer relationships	4 to 13 Years	$37,300	$4,290	$33,010	$37,300	$3,100	$34,200
Domain names	7 Years	967	104	863	1,419	101	1,318
Advertising relationships	8 Years	100	9	91	100	6	94
Internally developed software	0.5 to 4 Years	3,333	795	2,538	3,333	550	2,783
Trademarks	8 Years	1,100	103	997	1,100	69	1,031

Non-amortizable assets:
Tradenames		1,740	-	1,740	1,740	-	1,740
Total intangible assets		$44,540	$5,301	$39,239	$44,992	$3,826	$41,166

Amortization expense was $1,522 and $112 for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, estimated future amortization expense is $4,386, $5,592, $5,487, $5,105 and $4,723 for the years ended December 31, 2017 (remaining nine months), 2018, 2019, 2020 and 2021, respectively. The estimated future amortization expense after December 31, 2021 is $12,206.

NOTE 6— CREDIT FACILITIES

Credit facilities consist of the following arrangements:

(a)	$200,000 Asset Based Credit Facility

On April 21, 2017, the Company amended its credit agreement (as amended, the “Credit Agreement”) governing its asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) to increase the maximum borrowing limit from $100,000 to $200,000. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. The Credit Agreement continues to allow for borrowings under the separate credit agreement (a “UK Credit Agreement”) which was dated March 19, 2015 with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom. The facility allows the Company to borrow up to 50 million British Pounds. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $200,000 credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The Company paid Wells Fargo Bank a closing fee in the amount of $500 in connection with the recent amendment to the Credit Agreement. The interest rate for each revolving credit advance under the Credit Agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. Interest expense totaled $27 and $23 for the three months ended March 31, 2017 and 2016, respectively. There was no outstanding balance under this credit facility at March 31, 2017 and December 31, 2016.

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

(b)	$20,000 UOL Line of Credit

On April 13, 2017, UOL, in the capacity as borrower, entered into a credit agreement (the “UOL Credit Agreement”) with the Banc of California, N.A. in the capacity as agent and lender. The UOL Credit Agreement provides for a revolving credit facility under which UOL may borrow (or request the issuance of letters of credit) up to $20,000 which amount is reduced by $1,500 commencing on June 30, 2017 and on the last day of each calendar quarter thereafter. The final maturity date is April 13, 2020.  The proceeds of the UOL Credit Agreement can be used (a) for working capital and general corporate purposes and/or (b) to pay dividends or permitted tax distributions to its parent company, subject to the terms of the UOL Credit Agreement. Borrowings under the UOL Credit Agreement will bear interest at a rate equal to (a) (i) the base rate (the greater of the federal funds rate plus one half of one percent (0.5%), or the prime rate) for U.S. dollar loans or (ii) at UOL’s option, the LIBOR Rate for Eurodollar loans, plus (b) the applicable margin rate, which ranges from two percent (2%) to three and one-half percent (3.5%) per annum, based upon UOL’s ratio of funded indebtedness to adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) for the preceding four (4) fiscal quarters. Interest payments are to be made each one, three or six months for Eurodollar loans, and quarterly for U.S. dollar loans.

UOL paid a commitment fee equal to 1.00% of the aggregate commitments upon the closing of the UOL Credit Agreement. The UOL Credit Agreement also provides for an unused line fee payable quarterly, in arrears, in an amount equal to: (a) 0.50% per annum times the amount of the unused revolving commitment that is less than or equal to the amount of the cash maintained in accounts with the agent (as depositary bank); plus (b) 1.00% per annum times the amount of the unused revolving commitment that is greater than the amount of the cash maintained in accounts with the agent (as depositary bank). Any amounts outstanding under the UOL Credit Facility are due at maturity.

Each of UOL’s U.S. subsidiaries is a guarantor of all obligations under the UOL Credit Agreement and are parties to the UOL Credit Agreement in such capacity (collectively, the “Secured Guarantors”). In addition, the Company and B. Riley Principal Investments, LLC, the parent corporation of UOL and a subsidiary of the Company, are guarantors of the obligations under the UOL Credit Agreement pursuant to standalone guaranty agreements pursuant to which the shares of outstanding capital stock of UOL are pledged as collateral. The obligations under the UOL Credit Agreement are secured by first-priority liens on, and a first-priority security interest in, substantially all of the assets of UOL and the Secured Guarantors, including a pledge of (a) 100% of the equity interests of the Secured Guarantors and (b) 65% of the equity interests in United Online Software Development (India) Private Limited, a private limited company organized under the laws of India. Such security interests are evidenced by pledge, security and other related agreements.

The UOL Credit Agreement contains certain negative covenants, including those limiting UOL’s and its subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the UOL Credit Agreement requires UOL and its subsidiaries to maintain certain financial ratios.

NOTE 7—NOTES PAYABLE

(a)	$28,750 Senior Note Payable

On November 2, 2016, the Company issued $28,750 of Senior Notes Payable (“Senior Notes”) due in 2021, interest payable quarterly at 7.5% commencing January 31, 2017. The Senior Notes are unsecured and due and payable in full on October 31, 2021. In connection with the issuance of the Senior Notes the Company received net proceeds of $27,664 (after underwriting commissions, fees and other issuance costs of $1,086). The outstanding balance of the Senior Notes was $27,754 (net of unamortized debt issue costs of $996) and $27,700 (net of unamortized debt issue costs of $1,050) at March 31, 2017 and December 31, 2016, respectively. In connection with the offering of $28,750 of Senior Notes, certain members of management and the Board of Directors of the Company purchased $2,731 or 9.5% of the Senior Notes offered by the Company. Interest expense on the Senior Notes totaled $593 for the three months ended March 31, 2017.

(b)	Australian Dollar $80,000 Note Payable

In August 2016, the Company formed GA Retail Investments, L.P., a Delaware limited partnership, (the “Partnership”) which required the Company to contribute $15,350. The Partnership borrowed $80,000 Australian dollars from a third party investor in connection with its formation and the $80,000 Australian dollars was exchanged for a 50% special limited partnership interest in the Partnership. The Partnership was formed to provide funding for the retail liquidation engagement the Company entered into to liquidate the Masters Home Improvement stores. The $80,000 Australian dollar participating note payable was non-interest bearing, shares in 50% of the all of the profits and losses of the Partnership and was subject to repayment upon the completion of the going-out-of-business sale of Masters Home Improvement stores as defined in the partnership agreement. Although the terms of the participating note payable included the issuance of a 50% equity interest in the Partnership, sharing in all profits and losses of the Partnership, and no repayment until certain events occur, in accordance with ASC 480 Distinguishing Liabilities From Equity, this financial instrument was classified as a participating note payable. The $80,000 Australian dollar participating note payable was repaid in December 2016 upon the completion of the going-out-of-business sale of Masters Home Improvement stores as defined in the partnership agreement. At March 31, 2017 and December 31, 2016, $416 and $10,037, respectively, was payable in accordance with the participating note payable share of profits and is included in amounts due to related parties and partners in the condensed consolidated financial statements.

NOTE 8— INCOME TAXES

The Company’s effective income tax rate was a benefit of 38.3% for the three months ended March 31, 2017. The Company’s income tax rate was 10.8% for the three months ended March 31, 2016. During the three months ended March 31, 2017, the Company elected to treat the acquisition of UOL as a taxable business combination for income tax purposes in accordance with Internal Revenue Code Section 338(g) (“IRS Code Section 338(g)”). This resulted in the Company foregoing the income tax attributes of UOL that existed at the acquisition date which included net operating loss carryforwards, capital loss carryforwards and foreign tax credits. The income tax election in accordance with IRS Code Section 338(g) provides the Company with a tax step-up in the basis of the intangible assets and goodwill acquired for tax purposes. In accordance with ASC 740, the impact of the election in accordance with IRS Code Section 338(g) on deferred income taxes resulted in the recording of a tax benefit in the amount of $8,389 during the three months ended March 31, 2017. The effective income tax rate for the three months ended March 31, 2016 was lower than the statutory federal and state income tax rate due to the tax differential on net income attributable to noncontrolling interests.

As of March 31, 2017, the Company had federal net operating loss carry forwards of $7,600 and state net operating loss carry forwards of $11,800. The Company’s federal net operating loss carry forwards will expire in the tax year ending December 31, 2034, the state net operating loss carry forwards will expire in 2032, and the foreign tax credit carry forwards will expire in 2023.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss and tax credit carry forwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carry forward period, and other circumstances. As a result of the common stock offering by the Company that was completed on June 5, 2014, the Company had a more than 50% ownership shift in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of March 31, 2017, the Company believes that the net operating loss that existed as of the more than 50% ownership shift will be utilized in future tax periods before the loss carry forwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance.

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

Basic and diluted earnings per share was calculated as follows:

	Three Months Ended
	March 31,
	2017	2016

Net income attributable to B. Riley Financial, Inc.	$14,021	$248

Weighted average shares outstanding:
Basic	19,181,749	16,490,178
Effect of dilutive potential common shares:
Restricted stock units and non-vested shares	400,058	19,113
Contingently issuable shares	44,767	44,662
Diluted	19,626,574	16,553,953

Basic income per share	$0.73	$0.02
Diluted income per share	$0.71	$0.01

NOTE 10— COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject to certain legal and other claims that arise in the ordinary course of its business. The Company does not believe that the results of these claims are likely to have a material effect on its condensed consolidated financial position or results of operations.

In January 2015, the Company was served with a lawsuit that seeks to assert claims of breach of contract and other matters in connection with auction services provided to a debtor.  The proceeding in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”) is pending in the bankruptcy case of the debtor and its affiliates (the “Debtor”).  In the lawsuit, a former landlord of the Debtor generally alleges that the Company and a joint venture partner were responsible for contamination while performing services in connection with the auction of certain assets of the Debtor and is seeking approximately $10,000 in damages.  The Company filed a motion to dismiss the lawsuit and in March 2016 the Bankruptcy Court issued its opinion dismissing some claims while denying the motion with respect to other claims.  In April 2016, the Company filed an answer with the Bankruptcy Court denying the allegations in the complaint. In December 2016, the parties exchanged initial disclosures.  In January 2017, the parties filed a proposed scheduling order with the Bankruptcy Court. Discovery in the action is currently proceeding. The Company is vigorously defending this lawsuit. This lawsuit is in the initial stages, and the financial impact to the Company, if any, cannot be estimated.

On July 5, 2016, Quadre Investments LP (“Quadre”) filed a petition with the Delaware Court of Chancery (the “Court”) seeking a determination of fair value for 943,769 shares of common stock of UOL in connection with the acquisition of UOL by the Company. Such transaction gave rise to appraisal rights pursuant to Section 262 of the General Corporation Law of the State of Delaware. As a result, Quadre is entitled to petition the Court to receive fair value as determined by the Court. The Company does not believe that the fair value of each share exceeds $11.00 per share, the acquisition consideration paid to UOL stockholders pursuant to the agreement to acquire UOL, and the Company intends to contest the petition. Discovery in the case has commenced. As of March 31, 2017 and December 31, 2016, the Company has recorded $10,381 of acquisition consideration payable in connection with the Quadre petition. Interest expense accrued on the acquisition consideration payable amounted to $457 and $306 at March 31, 2017 and December 31, 2016, respectively.

On March 10, 2017, UOL received a letter from PeopleConnect, Inc., the successor entity to Classmates, Inc., a former subsidiary of UOL (“PeopleConnect”), regarding a notice of investigation received from the Consumer Protection Divisions of the District Attorneys’ offices of four California counties (“California DAs”).  The California DAs suggest that PeopleConnect may be in violation of California codes relating to unfair competition, false or deceptive advertising, and auto-renewal practices (the “Claims”).  PeopleConnect asserts that the Claims are indemnifiable claims under the purchase agreement between UOL and the buyer of Classmates, Inc.   At the present time, any potential liability and damages cannot be estimated.

NOTE 11— SHARE BASED PAYMENTS

During the three months ended March 31, 2017, the Company granted restricted stock units representing 47,438 shares of common stock with a total fair value of $916 to certain employees of the Company. During the year ended December 31, 2016, the Company granted restricted stock units representing 544,605 shares of common stock with a total fair value of $5,301 to certain employees and directors of the Company. Share based compensation expense for the restricted stock units was $907 and $437 for the three months ended March 31, 2017 and 2016, respectively.

The restricted stock units generally vest over a period of one to three years based on continued service. In determining the fair value of restricted stock units on the grant date, the fair value is adjusted for (a) estimated forfeitures, (b) expected dividends based on historical patterns and the Company’s anticipated dividend payments over the expected holding period and (c) the risk-free interest rate based on U.S. Treasuries for a maturity matching the expected holding period. As of March 31, 2017, the expected remaining unrecognized share based compensation expense of $5,483 will be expensed over a weighted average period of 2.0 years.

A summary of equity incentive award activity for the periods indicated was as follows:

		Weighted
		Average
	Shares	Fair Value

Nonvested at December 31, 2016	680,135	$9.74
Granted	47,438	19.30
Vested	-	-
Forfeited	-	-
Nonvested at March 31, 2017	727,573	$10.36

The per-share weighted average grant-date fair value of restricted stock units was $19.30 during the three months ended March 31, 2017. There were no restricted stock units that vested during the three months ended March 31, 2017.

NOTE 12— NET CAPITAL REQUIREMENTS

B. Riley & Co., LLC (“BRC”), a subsidiary of the Company, is a registered broker-dealer and, accordingly, is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) which requires BRC to maintain minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1.  As of March 31, 2017, BRC had net capital of $8,045 (an excess of $7,482).  BRC’s net capital ratio for March 31, 2017 was 1.05 to 1.

NOTE 13— RELATED PARTY TRANSACTIONS

At March 31, 2017, amounts due from related parties include $3,170 from GACP I, L.P. for management fees, incentive fees and other operating expenses and $1,097 from CA Global Partners, LLC (“CA Global”). At December 31, 2016, amounts due from related parties include $2,050 from GACP I, L.P. for management fees, incentive fees and other operating expenses and $959 from CA Global Partners, LLC (“CA Global”). Great American Capital Partners, LLC, a subsidiary of the Company, is the general partner of GACP I, L.P. CA Global is one of the members of Great American Global Partners, LLC (“GA Global Ptrs”). The amounts receivable and payable from CA Global are comprised of amounts due to and due from CA Global in connection with certain auctions of wholesale and industrial machinery and equipment that they were managed by CA Global on behalf of GA Global Ptrs.

In connection with the offering of $28,750 of Senior Notes as more fully described in Note 7, certain members of management and the Board of Directors of the Company purchased $2,731 or 9.5% of the Senior Notes offered by the Company.

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

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended
	March 31,
	2017	2016
Capital markets reportable segment:
Revenues - Services and fees	$17,723	$5,564
Selling, general, and administrative expenses	(10,969)	(6,174)
Depreciation and amortization	(127)	(21)
Segment (loss) income	6,627	(631)
Auction and Liquidation reportable segment:
Revenues - Services and fees	13,996	6,907
Revenues - Sale of goods	-	2
Total revenues	13,996	6,909
Direct cost of services	(10,334)	(3,418)
Cost of goods sold	-	(2)
Selling, general, and administrative expenses	(1,850)	(1,225)
Depreciation and amortization	(5)	(41)
Segment income	1,807	2,223
Valuation and Appraisal reportable segment:
Revenues - Services and fees	7,796	7,473
Direct cost of services	(3,672)	(3,265)
Selling, general, and administrative expenses	(2,080)	(2,119)
Depreciation and amortization	(44)	(29)
Segment income	2,000	2,060
Principal Investments - United Online segment:
Revenues - Services and fees	13,303	-
Revenues - Sale of goods	79	-
Total revenues	13,382	-
Direct cost of services	(3,595)	-
Cost of goods sold	(59)	-
Selling, general, and administrative expenses	(3,312)	-
Depreciation and amortization	(1,840)	-
Restructuring costs	(374)	-
Segment income	4,202	-
Consolidated operating income from reportable
segments	14,636	3,652
Corporate and other expenses	(3,925)	(1,987)
Interest income	132	3
Interest expense	(791)	(132)

Income before income taxes	10,052	1,536
Benefit (provision) for income taxes	3,849	(166)

Net income	13,901	1,370
Net (loss) income attributable to noncontrolling interests	(120)	1,122

Net income attributable to B. Riley Financial, Inc.	$14,021	$248

The following table presents revenues by geographical area:

	Three Months Ended March 31,
	2017	2016
Revenues:
Revenues - Services and fees:
North America	$51,062	$19,938
Australia	940	-
Europe	816	6
Total Revenues - Services and fees	$52,818	$19,944

Revenues - Sale of goods
North America	$79	$2
Australia	-	-
Europe	-	-
Total Revenues - Sale of goods	$79	$2

Total Revenues:
North America	$51,141	$19,940
Australia	940	-
Europe	816	6
Total Revenues - Services and fees	$52,897	$19,946

The following table presents long-lived assets, which consists of property and equipment and other assets, by geographical area:

	As of	As of
	March 31,	December 31,
	2017	2016
Long-lived Assets - Property and Equipment,net:
North America	$5,409	$5,785
Australia	-	-
Europe	-	-
Total	$5,409	$5,785

Segment assets are not reported to, or used by, the Company's CODM to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.

NOTE 15— SUBSEQUENT EVENTS

Acquisition of Rights to Manage Dialectic Hedge Funds

On April 13, 2017, the Company entered into an Asset Purchase and Assignment Agreement with Dialectic Capital Management, L.P., Dialectic Capital, LLC and John Fichthorn (collectively “Dialectic”), pursuant to which Dialectic assigned and transferred the rights to manage certain hedge funds to the Company (the “Dialectic Acquisition”). In addition to obtaining the rights to manage certain hedge funds previously managed by Dialectic, the Company hired all of the employees that were previously employed by the management company that managed the Dialectic hedge funds and assumed Dialectic’s office lease. In connection with Dialectic Acquisition the Company paid the Dialectic parties $700 in cash consideration and 158,484 shares of common stock which has a fair value of approximately $2,125 for total purchase consideration of $2,825. The purchase and assignment of the rights to manage certain hedge funds of Dialectic is expected to result in the recognition of intangible assets and goodwill in the amount of $2,825.

Acquisition of FBR & Co.

On February 17, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FBR & Co. (“FBR”), pursuant to which FBR will merge with and into the Company (or a subsidiary of the Company), with the Company (or its subsidiary) as the surviving corporation (the “Merger”). Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of FBR common stock, par value $0.001 per share (“FBR Common Stock”), excluding certain specified shares, will be converted into the right to receive 0.671 of a share of the Company’s common stock, par value $0.0001 per share. In addition, prior to the closing of the Merger, the board of directors of FBR may declare and pay a cash dividend (the “Pre-Closing Dividend”) to holders of FBR Common Stock and FBR equity awards. The Pre-Closing Dividend on a per share basis will be equal to the value of cash and certain specified investments on FBR’s balance sheet in excess of $33,500 and certain transaction expenses divided by the total number of fully diluted shares of FBR Common Stock outstanding (subject to certain adjustments if the Pre-Closing Dividend would be equal to or more than $8.50 per fully diluted share of FBR Common Stock).

On May 1, 2017, the Company and FBR filed a registration statement for the planned Merger. Consummation of the Merger is subject to certain closing conditions, as set forth in the Merger Agreement, including the approval of the Merger by our shareholders and the shareholders of FBR. The shareholders of the Company and FBR are scheduled to vote on the on Merger on June 1, 2017. It is anticipated that the Merger will close during the second quarter of 2017.

Dividends

On May 10, 2017, the Company’s Board of Directors approved a regular quarterly dividend of $0.08 per share and a special dividend of $0.08 per share, which will be paid on or about May 31, 2017 to stockholders of record on May 23, 2017.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in Item 1A of Part II of this Quarterly Report under the caption “Risk Factors”.

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: volatility in our revenues and results of operations; changing conditions in the financial markets; our ability to generate sufficient revenues to achieve and maintain profitability; the short term nature of our engagements; the accuracy of our estimates and valuations of inventory or assets in “guarantee” based engagements; competition in the asset management business; potential losses related to our auction or liquidation engagements; our dependence on communications, information and other systems and third parties; potential losses related to purchase transactions in our auction and liquidations business; the potential loss of financial institution clients; potential losses from or illiquidity of our proprietary investments; changing economic and market conditions; potential liability and harm to our reputation if we were to provide an inaccurate appraisal or valuation; potential mark-downs in inventory in connection with purchase transactions; failure to successfully compete in any of our segments; loss of key personnel; our ability to borrow under our credit facilities as necessary; failure to comply with the terms of our credit agreements; our ability to meet future capital requirements; our ability to realize the benefits of our completed and proposed acquisitions, including our ability to achieve anticipated opportunities and operating cost savings, and accretion to reported earnings estimated to result from completed and proposed acquisitions in the time frame expected by management or at all ; the possibility that our proposed acquisition of FBR & Co, Inc. (“FBR”) does not close when expected or at all; our ability to promptly and effectively integrate our business with that of FBR if such transaction closes; the reaction to the FBR acquisition of our and FBR’s customers, employees and counterparties; and the diversion of management time on acquisition-related issues. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

•	UOL is a communications company that offers subscription services and products, consisting of Internet access services and devices under the NetZero and Juno brands primarily sold in the United States.

We are headquartered in Los Angeles with offices in major financial markets throughout the United States and Europe.

For financial reporting purposes we classify our businesses into four segments: (i) capital markets, (ii) auction and liquidation, (iii) valuation and appraisal and (vi) principal investments – United Online.

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

Principal Investments – United Online Segment. Our principal investments - United Online segment consists of businesses which have been acquired primarily for attractive investment return characteristics. Currently, this segment includes UOL, a company that offers consumer subscription services consisting of Internet access under the NetZero and Juno brands. Internet access includes paid dial-up, mobile broadband and DSL subscription services. We also offer email, Internet security, web hosting services, and other services.

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

On May 1, 2017, the Company and FBR filed a registration statement for the Merger. Consummation of the Merger is subject to certain closing conditions, as set forth in the Merger Agreement, including the approval of the Merger by our shareholders and the shareholders of FBR. The shareholders of the Company and FBR are scheduled to vote on the on Merger on June 1, 2017. It is anticipated that the Merger will close during the second quarter of 2017. If the Merger is consummated, we anticipate that FBR’s operations will be included in our capital markets segment.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, reserves for accounts receivable and slow moving goods held for sale or auction, the carrying value of goodwill and other intangible assets, fair value measurements, share based compensation and accounting for income tax valuation allowances can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended March 31, 2017.

Results of Operations

The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Condensed Consolidated Statements of Operations

(Dollars in thousands)

	Three Months March 31, 2017		Three Months March 31, 2016
	Amount	%	Amount	%
Revenues:
Services and fees	$52,818	99.9%	$19,944	100.0%
Sale of goods	79	0.1%	2	0.0%
Total revenues	52,897	100.0%	19,946	100.0%

Operating expenses:
Direct cost of services	17,601	33.3%	6,683	33.5%
Cost of goods sold	59	0.1%	2	0.0%
Selling, general and administrative expenses	24,152	45.7%	11,596	58.1%
Restructuring costs	374	0.7%	-	0.0%
Total operating expenses	42,186	79.8%	18,281	91.7%
Operating income	10,711	20.2%	1,665	8.3%
Other income (expense):
Interest income	132	0.2%	3	0.0%
Interest expense	(791)	-1.4%	(132)	-0.7%
Income before income taxes	10,052	19.0%	1,536	7.7%
Benefit (provision) for income taxes	3,849	7.3%	(166)	-0.8%
Net income	13,901	26.3%	1,370	6.9%
Net (loss) income attributable to noncontrolling interests	(120)	-0.2%	1,122	5.6%
Net income attributable to B. Riley Financial, Inc.	$14,021	26.5%	$248	1.2%

Revenues.

The table below and the discussion that follows are based on how we analyze our business.

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016		Change
	Amount	%	Amount	%	Amount	%

Revenues - Serivces and Fees:
Capital Markets segment	$17,723	33.5%	$5,564	27.9%	$12,159	218.5%
Auction and Liquidation segment	13,996	26.5%	6,907	34.6%	7,089	102.6%
Valuation and Appraisal segment	7,796	14.7%	7,473	37.5%	323	4.3%
Principal Investments - United Online segment	13,303	25.1%	-	n/m	13,303	n/m
Subtotal	52,818	99.9%	19,944	100.0%	32,874	164.8%

Revenues - Sale of goods
Auction and Liquidation	-	n/m	2	0.0%	(2)	n/m
Principal Investments - United Online segment	79	0.1%	-	n/m	79	n/m
Subtotal	79	0.1%	2	0.0%	77	n/m

Total revenues	$52,897	100.0%	$19,946	100.0%	$32,951	165.2%

n/m - Not applicable or not meaningful.

Total revenues increased $33.0 million to $52.9 million during the three months ended March 31, 2017 from $19.9 million during the three months ended March 31, 2016. The increase in revenues during the three months ended March 31, 2017 was primarily due to an increase in revenues from services and fees of $32.9 million and an increase in revenues from the sale of goods of $0.1 million. The increase in revenues from services and fees of $32.9 million in 2017 was primarily due to an increase in revenues of (a) $12.2 million in the capital markets segment, (b) $7.1 million in the auction and liquidation segment, (c) $0.3 million in the valuation and appraisal segment, and (d) $13.3 million in the principal investments - United Online segment from the acquisition of UOL on July 1, 2016. The increase in revenues from sale of goods of $0.1 million was primarily due to sale of certain products in the principal investments - United Online segment.

Revenues from services and fees in the capital markets segment increased $12.2 million, to $17.7 million during the three months ended March 31, 2017 from $5.6 million during the three months ended March 31, 2016. The increase in revenues was primarily due to an increase in revenues of $7.4 million from investment banking fees, $2.6 million from commissions, fees and other income primarily earned from research, sales and trading, and wealth management services and $2.1 million from trading income. The increase in revenues from investment banking fees was primarily due to an increase in the number of investment banking transactions where we acted as an advisor in 2017 as compared to the same period in 2016. The increase in revenues from commissions, fees and other income primarily earned from research, sales and trading, and wealth management services was primarily due to an increase in fees and commissions earned from research, sales and trading and incentive management fees earned from our various funds we manage. The increase in revenues from trading income in 2017 was primarily due to an increase in income we earned from trading activities in our propriety trading account.

Revenues from services and fees in the auction and liquidation solutions increased $7.1 million, to $14.0 million during the three months ended March 31, 2017 from $6.9 million during the three months ended March 31, 2016. The increase in revenues of $7.1 million was primarily due to an increase in revenues of $9.6 million from services and fees from retail liquidation engagements, offset by a decrease in revenues of $2.5 million from services and fees in our wholesale and industrial auction division. The increase in revenues from services and fees from retail liquidation engagements was primarily due to an increase in the number of fee and commission based retail liquidation engagements for store closings and going-out-of-business sales in 2017 as compared to the same period in 2016. The decrease in revenues from services and fees in our wholesale and industrial division was primarily due to a decrease in the number of wholesale and industrial auction engagements in 2017 as compared to the same period in 2016.

Revenues from services and fees in the valuation and appraisal segment increased $0.3 million, or 4.3%, to $7.8 million during the three months ended March 31, 2017 from $7.5 million during the three months ended March 31, 2016. The increase in revenues was primarily due to increases of (a) $0.2 million related to appraisal engagements where we perform valuations of machinery and equipment and (b) $0.1 million related to appraisal engagements where we perform valuations of intellectual property and business valuations.

Revenues from services and fees in the principal investments - United Online segment of $13.3 million during the three months ended March 31, 2017 were the result of the acquisition of UOL on July 1, 2016.  These revenues include $10.7 million in services and fees primarily from customer paid accounts related to our Internet access and related subscription services and $2.6 million in advertising revenues from Internet display advertising and search related to our email and Internet access services. Over the past several years revenues from paid subscription services have declined year over year as a result of a decline in the number of paid subscribers for our services.  Management believes the decline in paid subscriber accounts is primarily attributable to the industry trends of consumers switching from dial-up Internet access to high speed Internet access such as cable and DSL.  Management expects revenues in the principal investments - United Online segment to continue to decline year over year.

Operating Expenses

Direct Cost of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31, 2017				Three Months Ended March 31, 2016
			Principal				Principal
	Auction and	Valuation and	Investments -		Auction and	Valuation and	Investments -
	Liquidation	Appraisal	United Online		Liquidation	Appraisal	United Online
	Segment	Segment	Segment	Total	Segment	Segment	Segment	Total

Revenues - Services and fees	$13,996	$7,796	$13,303		$6,907	$7,473	$-
Direct cost of services	10,334	3,672	3,595	$17,601	3,418	3,265	-	$6,683

Gross margin on services and fees	$3,662	$4,124	$9,708		$3,489	$4,208	$-

Gross margin percentage	26.2%	52.9%	73.0%		50.5%	56.3%	n/m

n/m - Not applicable or not meaningful.

Total direct costs increased $10.9 million, to $17.6 million during the three months ended March 31, 2017 from $6.7 million during the three months ended March 31, 2016. Direct costs of services increased by (a) $6.9 million in the auction and liquidation segment, (b) $0.4 million in the valuation and appraisal segment, and (c) $3.6 million in the principal investments - United Online segment as a result of the acquisition of UOL on July 1, 2016. The increase in direct costs in the auction and liquidation segment was primarily due to an increase in the number of fee and commission type engagements in 2017 and compared to the same period in 2016. The increase in direct costs of services in the valuation and appraisal segment was primarily due to an increase in payroll and related expenses due to an increase headcount 2017 as compared to the same period in 2016.

Gross margin in the auction and liquidation segment for services and fees decreased to 26.2% of revenues during the three months ended March 31, 2017, as compared to 50.5% of revenues during the three months ended March 31, 2016. The decrease in the gross margin during the three months ended March 31, 2017 was primarily due to a change in the mix of fee and commission type engagements. The decrease in fee and commission income was primarily due to some of the fee and commission type engagements included certain hurdles that were not achieved until the second quarter of 2017.

Gross margin in the valuation and appraisal segment for services and fees decreased to 52.9% of revenues during the three months ended March 31, 2017, as compared to 56.3% of revenues during the three months ended March 31, 2016. The decrease in gross margin is primarily due to an increase in payroll and related expenses during the three months ended March 31, 2017 as compared to same period in 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended March 31, 2017 and 2016 were comprised of the following:

Selling, General and Administrative Expenses

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016		Change
	Amount	%	Amount	%	Amount	%

Capital Markets segment	$11,096	45.9%	$6,195	53.5%	$4,901	79.1%
Auction and Liquidation segment	1,855	7.7%	1,266	10.9%	589	46.5%
Valuation and Appraisal segment	2,124	8.8%	2,148	18.5%	(24)	-1.1%
Principal Investments - United Online segment	5,152	21.3%	-	n/m	5,152	n/m
Corporate and Other segment	3,925	16.3%	1,987	17.1%	1,938	97.5%
Total selling, general & administrative expenses	$24,152	100.0%	$11,596	100.0%	$12,556	108.3%

Total selling, general and administrative expenses increased $12.6 million, to $24.2 million during the three months ended March 31, 2017 from $11.6 million for the three months ended March 31, 2016. The increase was primarily due to an increase in selling, general and administrative expenses of (a) $4.9 million in the capital markets segment, (b) $0.6 million in the auction and liquidation segment, (c) $5.2 million in the principal investments - United Online segment as a result of the acquisition of UOL on July 1, 2016, and (d) $1.9 million in corporate and other.

Capital Markets

Selling, general and administrative expenses in the capital markets segment increased by $4.9 million, or 79.1% to $11.1 million during the three months ended March 31, 2017 from $6.2 million during the three months ended March 31, 2016. The increase in expenses was primarily due to an increase in (a) payroll and related expenses of $4.6 million that included an additional increase in incentive compensation as a result of the increase in revenues from investment banking fees in 2017 as compared to the same period in 2016 discussed above, and (b) other general and administrative expenses of $0.3 million.

Auction and Liquidation

Selling, general and administrative expenses in the auction and liquidation segment increased $0.6 million, or 46.5%, to $1.9 million during the three months ended March 31, 2017 from $1.3 million for the three months ended March 31, 2016. The increase in expenses was primarily due to an increase in (a) bad debt expense in the amount of $0.2 million, (b) losses on foreign currency translation amounts in the amount of $0.3 million related to our Australian and European operations, and (c) other general and administrative expenses of $0.1 million.

Valuation and Appraisal

Selling, general and administrative expenses in the valuation and appraisal segment were $2.1 million during each of the three month periods ended March 31, 2017 and 2016.

Principal Investments - United Online

Selling, general and administrative expenses in the principal investments - United Online segment of $5.2 million during the three months ended March 31, 2017 were the result of the acquisition of UOL on July 1, 2016. These expenses include $1.3 million of technology and development expenses, $0.3 million of sales and marketing expenses, $2.2 million of general and administrative expenses and $1.4 million of amortization of intangibles. Technology and development expenses include expenses for product development, maintenance of existing software, technology and websites. Sales and marketing expenses include expenses associated personnel and overhead-related expenses for marketing, customer service, and advertising sales personnel to acquire and retain paid subscribers. Expenses associated with generating advertising revenues include sales commissions and personnel-related expenses. General and administrative expenses consist of personnel-related expenses for management in the principal investments - United Online segment, facilities, internal customer support personnel and personnel associated with operating our corporate systems. Amortization of intangibles includes amortization expense related to customer lists, advertising relationships, domain names and internally developed software.

Corporate and Other

Selling, general and administrative expenses for corporate and other increased $1.9 million, to $3.9 million during the three months ended March 31, 2017 from $2.0 million for the three months ended March 31, 2016. The increase was primarily due to an increase in (a) payroll and related expenses of $0.8 million in 2017 as compared to the same period in 2016, (b) an increase in professional fees and other general corporate expenses of $0.3 million, and (c) transactions costs of $0.9 million incurred for professional fees that primarily related to the pending acquisition of FBR during the three months ended March 31, 2017 as discussed in note 15 to our condensed consolidated financial statements.

Restructuring Charge. During the three months ended March 31, 2017, we incurred a restructuring charge of $0.4 million. There was no restructuring charge during the three months ended March 31, 2016. The restructuring charge in 2017 was primarily comprised of employee termination costs related to a reduction in personnel in the principal investments – United Online segment of our operations.

Other Income (Expense). Other income included interest income of $0.1 million during the three months ended March 31, 2017 and less than $0.1 million during the three months ended March 31, 2016. Interest expense was $0.8 million during the three months ended March 31, 2017 as compared to $0.1 million during the three months ended March 31, 2016. The increase in interest expense during the three months ended March 31, 2017 was primarily due to (a) interest expense of $0.2 million incurred on the acquisition consideration payable related to our acquisition of UOL on July 1, 2016 as a result of the Quadre Litigation and (b) interest expense of $0.6 million incurred in 2016 from the issuance of senior notes in November 2016.

Income Before Income Taxes. Income before income taxes increased $8.5 million, to $10.0 million during the three months ended March 31, 2017 from $1.5 million during the three months ended March 31, 2016. The increase in income before income taxes was primarily due to an increase in operating income of (a) $6.0 million in our capital markets segment and (b) $4.2 million of income generated from our principal investments - United Online segment as a result of the acquisition of UOL on July 1, 2016, offset by (a) a decrease in operating income of $0.4 million in our auction and liquidation segment and $0.1 million in our valuation and appraisal segment, (b) an increase in corporate overhead of $2.0 million, and (c) an increase in net interest expense of $0.5 million.

Benefit (Provision) For Income Taxes. Benefit for taxes was $3.8 million during the three months ended March 31, 2017 compared to a provision for income taxes $0.2 million during the three months ended March 31, 2016. The benefit for income taxes during the three months ended March 31, 2017 included a tax benefit of $8.4 million related to the Company’s election to treat the acquisition of UOL as a taxable business combination for income tax purposes in accordance with Internal Revenue Code Section 338(g) as more fully discussed in note 8 in the condensed consolidated financial statements. The effective income tax rate was a benefit of 38.3% for the three months ended March 31, 2017 as compared to a provision for income taxes at a income tax rate of 10.8% for the three months ended March 31, 2016.

Net (Loss) Income Attributable to Noncontrolling Interest. Net (loss) income attributable to noncontrolling interests represents the proportionate share of net (loss) income generated by Great American Global Partners, LLC, in which the Company has a 50% membership interest, that we do not own. The net loss attributable to noncontrolling interests was $0.1 million during the three months ended March 31, 2017 compared to net income attributable to noncontrolling interests of $1.1 million during the three months ended March 31, 2016.

Net Income Attributable to the Company. Net income attributable to the Company for the three months ended March 31, 2017 was $14.0 million, an increase of $13.8 million, from net income attributable to the Company of $0.2 million for the three months ended March 31, 2016. The increase in net income during the three months ended March 31, 2017 as compared to the same period in 2016 was primarily due to (a) an increase in operating income in the capital markets segment, (b) operating income from the principal investments - United Online segment as a result of the acquisition of UOL on July 1, 2016 as discussed above, and (c) the impact of the benefit from income taxes as discussed above.

Liquidity and Capital Resources

Our operations are funded through a combination of existing cash on hand, cash generated from operations, proceeds from the issuance of common stock, and borrowings under our senior notes payable, credit facility and special purposes financing arrangements.  On May 10, 2016, we completed a secondary offering of 2,420,980 shares of common stock at a price to the public of $9.50 per share.  The net proceeds from the offering were $22.8 million after deducting underwriting commissions and other offering expenses.  On November 2, 2016, the Company issued $28.75 million of Senior Notes, interest payable quarterly at 7.5% commencing January 31, 2017. The Senior Notes are unsecured and due and payable in full on October 31, 2021. In connection with the issuance of the Senior Notes, the Company received net proceeds of $27.7 million (after underwriting commissions and fees of $1.1 million). During the three months ended March 31, 2017 and year ended December 31, 2016 we generated net income of $14.0 million and $21.5 million, respectively. Our cash flows and profitability are impacted by the number and size of retail liquidation and capital markets engagements performed on a quarterly and annual basis.

As of March 31, 2017, we had $71.5 million of unrestricted cash, $0.5 million of restricted cash, net investments in securities of $39.4 million, and $27.8 million of borrowings outstanding from the issuance of our Senior Notes Payable in November 2016. We believe that our current cash and cash equivalents, funds available under our asset based credit facility and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from issuance date of the accompanying financial statements. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and execute on our business plan.

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. During the three months ended March 31, 2017 and year ended December 31, 2016, we paid cash dividends of $5.0 million and $5.3 million, respectively, on our common stock. While it is the Board’s current intention to make regular dividend payments of $0.08 per share each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

Our principal sources of liquidity to finance our business is our existing cash on hand, cash flows generated from operating activities, funds available under revolving credit facilities and special purpose financing arrangements.

Cash Flow Summary

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands)
Net cash provided by (used in):
Operating activities	$(38,855)	$(1,045)
Investing activities	3,120	(19)
Financing activities	(6,841)	(2,187)
Effect of foreign currecy on cash	2,012	25
Net decrease in cash and cash equivalents	$(40,564)	$(3,226)

Cash used in operating activities was $38.9 million for the three months ended March 31, 2017, an increase of $37.9 million, from cash used in operating activities of $1.0 million for the three months ended March 31, 2016. Cash used in operating activities for the three months ended March 31, 2017 includes net income of $13.9 million adjusted for noncash items and changes in operating assets and liabilities. The increase in cash used in operating activities of $37.9 million was primarily due to (a) non-cash charges and other items of $6.6 million which included depreciation and amortization of $2.0 million, share based compensation $0.9 million and deferred income taxes of $(9.1) million, and (b) changes in operating assets and liabilities that resulted in a decrease of $46.2 million in cash flows from operations during the three months ended March 31, 2017 as compared to the same period in 2016, offset by an increase in net income of $12.5 million to $13.9 million during the three months ended March 31, 2017, from $1.4 million during the comparable period in 2016.

Cash provided by investing activities was $3.1 million during the three months ended March 31, 2017 compared to cash used in investing activities of less than $0.1 million for the three months ended March 31, 2016. During the three months ended March 31, 2017, cash provided by investing activities consisted of (a) a decrease in restricted cash of $2.8 million that primarily related to a retail liquidation engagement we completed in December 2016 in Australia and (b) proceeds of $0.5 million from the sale of intangible assets, offset by the use of $0.2 million of cash to purchase of property and equipment. During the three months ended March 31, 2016, cash used in investing activities was primarily comprised of the purchase of property and equipment.

Cash used in financing activities was $6.8 million during the three months ended March 31, 2017 compared to $2.2 million during the three months ended March 31, 2016. During the three months ended March 31, 2017, cash used in financing activities primarily consisted of (a) $1.3 million payment for the second anniversary of contingent consideration in connection with the acquisition of MK Capital, (b) $5.0 of dividends paid on our common stock, and (c) $0.6 million of distributions to noncontrolling interests. During the three months ended March 31, 2016, cash used in financing activities consisted of (a) $1.3 million payment for the first anniversary of contingent consideration in connection with the acquisition of MK Capital, (b) $0.3 million used to repay a revolving line of credit, and (c) $0.7 million of distributions to noncontrolling interests.

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

Credit Agreements

On April 21, 2017, we amended the credit agreement governing our asset based credit facility with Wells Fargo Bank, National Association to increase the maximum borrowing limit from $100.0 million to $200.0 million. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. From time to time, we utilize this credit facility  to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. Subject to certain limitations and offsets, we are permitted to borrow up to $200.0 million under the credit facility, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect). Borrowings under the credit facility are only made at the discretion of the lender and are generally required to be repaid within 180 days. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. On March 19, 2014, we entered into a separate credit agreement (a “UK Credit Agreement”) with an affiliate of Wells Fargo Bank, National Association which provides for the financing of transactions in the United Kingdom. The facility allows us to borrow up to 50.0 million British Pounds. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $200.0 million credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the credit agreement governing the credit facility. On October 5, 2016 we amended the Credit Agreement to add our Canadian subsidiary in order to facilitate borrowings to fund retail liquidation transactions in Canada. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related credit agreement. We typically seek borrowings on an engagement-by- engagement basis. The credit agreement governing the credit facility contains certain covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. At March 31, 2017 and December 31, 2016, there were no borrowings or letters of credits outstanding under the credit facility.

On April 13, 2017, UOL, in the capacity as borrower entered into a credit agreement (the “UOL Credit Agreement”) with the Banc of California, N.A. in the capacity as agent and lender. The UOL Credit Agreement provides for a revolving credit facility under which UOL may borrow (or request the issuance of letters of credit) up to $20.0 million which amount is reduced by $1.5 million commencing on June 30, 2017 and on the last day of each calendar quarter thereafter. The final maturity date is April 13, 2020.  The proceeds of the UOL Credit Agreement can be used (a) for working capital and general corporate purposes and/or (b) to pay dividends or permitted tax distributions to its parent company, subject to the terms of the UOL Credit Agreement. Borrowings under the UOL Credit Agreement will bear interest at a rate equal to (a) (i) the base rate (the greater of the federal funds rate plus one half of one percent (0.5%), or the prime rate) for U.S. dollar loans or (ii) at UOL’s option, the LIBOR Rate for Eurodollar loans, plus (b) the applicable margin rate, which ranges from two percent (2%) to three and one-half percent (3.5%) per annum, based upon UOL’s ratio of funded indebtedness to adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) for the preceding four (4) fiscal quarters. Interest payments are to be made each one, three or six months for Eurodollar loans, and quarterly for U.S. dollar loans.

UOL paid a commitment fee equal to 1.00% of the aggregate commitments upon the closing of the UOL Credit Agreement. The UOL Credit Agreement also provides for an unused line fee payable quarterly, in arrears, in an amount equal to: (a) 0.50% per annum times the amount of the unused revolving commitment that is less than or equal to the amount of the cash maintained in accounts with the agent (as depositary bank); plus (b) 1.00% per annum times the amount of the unused revolving commitment that is greater than the amount of the cash maintained in accounts with the agent (as depositary bank). Any amounts outstanding under the UOL Credit Facility are due at maturity.

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

Other Borrowings

In August 2016, we formed GA Retail Investments, L.P., a Delaware limited partnership, (the “Partnership”) which required us to contribute $15.4 million. The Partnership borrowed $80.0 million Australian dollars from a third party investor in connection with its formation and the $80.0 million Australian dollars was exchanged for a 50% special limited partnership interest in the Partnership. The Partnership was formed to provide funding for the retail liquidation engagement we entered into to liquidate the Masters Home Improvement stores. The $80.0 million Australian participating note payable was non-interest bearing, shares in 50% of the all of the profits and losses of the Partnership and the principal amount was repaid in December 2016 upon the completion of the going-out-of-business sale of Masters Home Improvement stores as defined in the partnership agreement. At March 31, 2017 and December 31, 2016, $0.4 million and $10.0 million, respectively, was payable in accordance with the participating note payable share of profits and is included net income attributable to noncontrolling interests and amounts due to related parties and partners in the condensed consolidated financial statements.

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

Contractual Obligations

On February 17, 2017, we entered into the Merger Agreement to acquire FBR pursuant to the Merger. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of FBR common stock, excluding certain specified shares, will be converted into the right to receive 0.671 of a share of our common stock. We currently estimate that approximately 5.3 million shares of our common stock will be issued in connection with this transaction, with an assumed value of approximately $93.0 million based on the closing price of our common stock on February 17, 2017. It is anticipated that the Merger will close during the second quarter of 2017.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for us in our first quarter of fiscal year 2019 , but early application is permitted. The Company has not yet adopted this update and is currently evaluating the impact it may have on its financial condition and results of operations.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2017 our disclosure controls and procedures were effective at the reasonable assurance level.

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

On July 5, 2016, Quadre Investments LP (“Quadre”) filed a petition with the Delaware Court of Chancery (the “Chancery Court”) seeking a determination of fair value for 943,769 shares of common stock of UOL in connection with the acquisition of UOL by the Company (the “Quadre Litigation”). Such transaction gave rise to appraisal rights pursuant to Section 262 of the General Corporation Law of the State of Delaware. As a result, Quadre is entitled to petition the Chancery Court to receive fair value as determined by the Chancery Court. We do not believe that the fair value of each share exceeds $11.00 per share, the merger consideration paid to UOL stockholders pursuant to the merger agreement in such acquisition, and we intend to contest the petition. Discovery in the case has commenced. As of March 31, 2017, we have recorded approximately $10.4 million of acquisition consideration payable and approximately $0.5 million of accrued interest payable in connection with the Quadre Litigation.

On March 10, 2017, UOL received a letter from PeopleConnect, Inc., the successor entity to Classmates, Inc., a former subsidiary of UOL (“PeopleConnect”), regarding a notice of investigation received from the Consumer Protection Divisions of the District Attorneys’ offices of four California counties (“California DAs”).  The California DAs suggest that PeopleConnect may be in violation of California codes relating to unfair competition, false or deceptive advertising, and auto-renewal practices (the “Claims”).  PeopleConnect asserts that the Claims are indemnifiable claims under the purchase agreement between UOL and the buyer of Classmates, Inc.   At the present time, any potential liability and damages cannot be estimated.

Item 1A. Risk Factors.

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 10, 2017. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2016 could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. There were no material changes to the risk factors during the three months ended March 31, 2017, compared to the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2016.

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

B. Riley Financial, Inc.

Date: May 10, 2017	By:	/s/ PHILLIP J. AHN
Name: Phillip J. Ahn
Title: Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

2.1(1)+	Agreement and Plan of Merger, dated February 17, 2017, by and between the registrant and FBR & Co.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1*†	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*†	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1*	Credit Agreement, dated as of April 13, 2017, by and among United Online, Inc., the subsidiaries of United Online, Inc. from time to time party thereto and Banc of California, N.A.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

†	These exhibits are being “furnished” and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

+	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Securities and Exchange Commission upon request.

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on February 21, 2017.