Form 10-Q
period 2017-06-30
B. Riley Financial, Inc.
filed 2017-08-08
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
Or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

As of August 4, 2017, there were 26,415,753 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

B. Riley Financial, Inc.

Quarterly Report on Form 10-Q

For The Quarter Ended June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Assets
Cash and cash equivalents	$104,670	$112,105
Restricted cash	5,632	3,294
Due from clearing brokers	6,297	—
Securities and other investments owned, at fair value	78,204	16,579
Securities borrowed	909,331	—
Accounts receivable, net	19,319	18,989
Due from related parties	6,765	3,009
Advances against customer contracts	40,991	427
Prepaid expenses and other assets	10,986	5,742
Property and equipment, net	13,450	5,785
Goodwill	67,335	48,903
Other intangible assets, net	45,033	41,166
Deferred income taxes	33,407	8,619
Total assets	$1,341,420	$264,618
Liabilities and Equity
Liabilities
Accounts payable	$3,184	$2,703
Accrued expenses and other liabilities	62,573	53,168
Deferred revenue	3,731	4,130
Due to related parties and partners	393	10,037
Securities sold not yet purchased	3,526	846
Securities loaned	911,991	—
Mandatorily redeemable noncontrolling interests	9,641	4,019
Acquisition consideration payable	—	10,381
Asset based credit facility	20,237	—
Senior notes payable	86,065	27,700
Contingent consideration	—	1,242
Total liabilities	1,101,341	114,226

Commitments and contingencies
B. Riley Financial, Inc. stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 40,000,000 shares authorized; 24,377,806 and 19,140,342 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	220,628	141,170
Retained earnings	19,054	9,887
Accumulated other comprehensive loss	(666)	(1,712)
Total B. Riley Financial, Inc. stockholders’ equity	239,018	149,347
Noncontrolling interests	1,061	1,045
Total equity	240,079	150,392
Total liabilities and equity	$1,341,420	$264,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues:
Services and fees	$64,395	$20,261	$117,213	$40,205
Interest income - Securities lending	2,218	—	2,218	—
Sale of goods	63	—	142	2
Total revenues	66,676	20,261	119,573	40,207
Operating expenses:
Direct cost of services	18,485	5,560	36,086	12,243
Cost of goods sold	130	—	189	2
Selling, general and administrative expenses	37,722	14,521	61,874	26,117
Restructuring charge	6,214	—	6,588	—
Interest expense - Securities lending	1,565	—	1,565	—
Total operating expenses	64,116	20,081	106,302	38,362
Operating income	2,560	180	13,271	1,845
Other income (expense):
Interest income	150	3	282	6
Interest expense	(1,894)	(275)	(2,685)	(407)
Income (loss) before income taxes	816	(92)	10,868	1,444
Benefit (provision) for income taxes	2,547	65	6,396	(101)
Net income (loss)	3,363	(27)	17,264	1,343
Net income (loss) attributable to noncontrolling interests	83	74	(37)	1,196
Net income (loss) attributable to B. Riley Financial, Inc.	$3,280	$(101)	$17,301	$147

Basic income (loss) per share	$0.15	$(0.01)	$0.85	$0.01
Diluted income (loss) per share	$0.15	$(0.01)	$0.82	$0.01

Cash dividends per share	$0.16	$—	$0.42	$—

Weighted average basic shares outstanding	21,216,829	17,935,254	20,311,231	17,212,716
Weighted average diluted shares outstanding	22,119,055	17,935,254	20,984,757	17,547,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income (loss)	$3,363	$(27)	$17,264	$1,343
Other comprehensive income (loss):
Change in cumulative translation adjustment	401	(82)	1,046	(17)
Other comprehensive income (loss), net of tax	401	(82)	1,046	(17)
Total comprehensive income (loss)	3,764	(109)	18,310	1,326
Comprehensive income (loss) attributable to noncontrolling interests	83	74	(37)	1,196
Comprehensive income (loss) attributable to B. Riley Financial, Inc.	$3,681	$(183)	$18,347	$130

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

(Dollars in thousands)

							Accumulated
					Additional	Retained	Other
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Interests	Equity

Balance, January 1, 2016	—	$—	16,448,119	$2	$116,799	$(6,305)	$(1,058)	$(118)	$109,320
Issuance of common stock for acquisition of MK Capital, LLC - contingent equity consideration on February 2, 2016	—	—	166,667	—	—	—	—	—	—
Vesting of restricted stock	—	—	7,306	—	—	—	—	—	—
Offering of common stock, net of offering expenses	—	—	2,420,980	—	22,759	—	—	—	22,759
Share based payments	—	—	—	—	997	—	—	—	997
Net income for the six months ended June 30, 2016	—	—	—	—	—	147	—	1,196	1,343
Foreign currency translation adjustment	—	—	—	—	—	—	(17)	—	(17)
Balance, June 30, 2016	—	$—	19,043,072	$2	$140,555	$(6,158)	$(1,075)	$1,078	$134,402

Balance, January 1, 2017	—	$—	19,140,342	$2	$141,170	$9,887	$(1,712)	$1,045	$150,392
Issuance of common stock for acquisition of MK Capital, LLC - contingent equity consideration on February 2, 2017	—	—	166,666	—	1,151	—	—	—	1,151
Issuance of common stock for acquisition of Dialectic general partner interests on April 13, 2017	—	—	158,484	—	1,952	—	—	—	1,952
Issuance of common stock for acquisition of FBR & Co. on June 1, 2017	—	—	4,779,354	—	73,472	—	—	—	73,472
Vesting of restricted stock, net of shares withheld for employer taxes	—	—	132,960	—	(1,057)	—	—	—	(1,057)
Share based payments	—	—	—	—	3,940	—	—	—	3,940
Dividends paid	—	—	—	—	—	(8,134)	—	—	(8,134)
Net income for the six months ended June 30, 2017	—	—	—	—	—	17,301	—	16	17,317
Foreign currency translation adjustment	—	—	—	—	—	—	1,046	—	1,046
Balance, June 30, 2017	—	$—	24,377,806	$2	$220,628	$19,054	$(666)	$1,061	$240,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$17,264	$1,343
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,290	399
Provision (recoveries) for doubtful accounts	704	(3)
Share-based compensation	3,940	997
Recovery of key man life insurance	(6,000)	—
Non-cash interest and other	166	54
Effect of foreign currency on operations	(855)	—
Deferred income taxes	(23,636)	271
Impairment of leaseholds, lease loss accrual and loss on disposal of fixed assets	1,371	—
Income allocated and fair value adjustment for mandatorily redeemable noncontrolling interests	7,268	960
Change in operating assets and liabilities:
Due from clearing brokers	13,408	—
Securities and other investments owned	(40,975)	899
Securities borrowed	(48,134)	—
Accounts receivable and advances against customer contracts	(37,153)	1,087
Prepaid expenses and other assets	14,988	(7,645)
Accounts payable, accrued payroll and related expenses, accrued value added tax payable and other accrued expenses	(22,748)	(5,998)
Amounts due from related parties and partners	(13,333)	(1,935)
Securities sold, not yet purchased	2,675	5,219
Deferred revenue	(425)	—
Securities loaned	44,365	—
Auction and liquidation proceeds payable	—	14,667
Net cash (used in) provided by operating activities	(82,820)	10,315
Cash flows from investing activities:
Cash acquired from acquisition of FBR & Co.	15,738	—
Acquisition of other businesses	(2,052)	—
Acquisition consideration payable	(10,381)	—
Purchases of property and equipment	(306)	(58)
Proceeds from key man life insurance	6,000	—
Proceeds from sale of property and equipment	6	—
Proceeds from sale of intangible assets	613	—
Increase in restricted cash	(2,263)	(12,026)
Net cash provided by (used in) investing activities	7,355	(12,084)
Cash flows from financing activities:
Repayment of revolving line of credit	—	(272)
Proceeds from asset based credit facility	65,987	—
Repayment of asset based credit facility	(45,750)	—
Payment of contingent consideration	(1,250)	(1,250)
Proceeds from issuance of senior notes	57,847	—
Proceeds from issuance of common stock	—	22,999
Offering costs from issuance of common stock	—	(240)
Payment of employment taxes on vesting of restricted stock	(1,057)	—
Dividends paid	(8,380)	—
Distribution to noncontrolling interests	(1,646)	(1,441)
Net cash provided by financing activities	65,751	19,796
(Decrease) increase in cash and cash equivalents	(9,714)	18,027
Effect of foreign currency on cash	2,279	84
Net (decrease) increase in cash and cash equivalents	(7,435)	18,111
Cash and cash equivalents, beginning of year	112,105	30,012
Cash and cash equivalents, end of period	$104,670	$48,123

Supplemental disclosures:
Interest paid	$2,890	$252
Taxes paid	$9,689	$409

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

The Company operates in four operating segments: (i) Capital Markets, through which the Company provides investment banking, corporate finance, securities lending, restructuring, research, sales and trading and wealth management services to corporate, institutional and high net worth clients; (ii) Auction and Liquidation, through which the Company provides auction and liquidation services to help clients dispose of assets that include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property; (iii) Valuation and Appraisal, through which the Company provides valuation and appraisal services to clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs and (iv) Principal Investments - United Online, through which the Company provides consumer Internet access and related subscription services.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of B. Riley Financial, Inc. and its wholly-owned and majority-owned subsidiaries. The condensed consolidated financial statements also include the accounts of (a) Great American Global Partners, LLC which is controlled by the Company as a result of its ownership of a 50% member interest, appointment of two of the three executive officers and significant influence over the funding of operations, and (b) GA Retail Investments, L.P. which is controlled by the Company as a result of its ownership of a 50% partnership interest, appointment of executive officers and significant influence over the operations. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on March 10, 2017. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

(b)	Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expense during the reporting period. Estimates are used when accounting for certain items such as valuation of securities, reserves for accounts receivable and slow moving goods held for sale or auction, the carrying value of intangible assets and goodwill, the fair value of mandatorily redeemable noncontrolling interests, fair value of share-based arrangements, fair value of contingent consideration in business combination’s and accounting for income tax valuation allowances. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

(c)	Revenue Recognition

Revenues are recognized in accordance with the accounting guidance when persuasive evidence of an arrangement exists, the related services have been provided, the fee is fixed or determinable, and collection is reasonably assured.

Revenues in the Capital Markets segment are primarily comprised of (i) fees earned from corporate finance, investment banking, restructuring and wealth management services; (ii) revenues from sales and trading activities; and (iii) interest income from securities lending activities.

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

Revenues from sales and trading include (i) commissions resulting from equity securities transactions executed as agent or principal and are recorded on a trade date basis, (ii) related net trading gains and losses from market making activities and from the commitment of capital to facilitate customer orders, (iii) fees paid for equity research; and (iv) principal transactions which include realized and unrealized gains and losses and interest and dividend income resulting from our principal investments in equity and other securities for the Company’s account.

Revenues from securities lending activities consist of interest income from equity and fixed income securities that are borrowed from one party and loaned to another. The Company maintains relationships with a broad group of banks and broker-dealers to facilitate the sourcing, borrowing and lending of equity and fixed income securities in a “matched book” to limit the Company’s exposure to fluctuations in the market value or securities borrowed and securities loaned.

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

Commission and fees earned on the sale of goods at auction and liquidation sales are recognized when evidence of an arrangement exists, the sales price has been determined, title has passed to the buyer and the buyer has assumed the risks of ownership, and collection is reasonably assured. The commission and fees earned for these services are included in revenues in the accompanying condensed consolidated statements of operations. Under these types of arrangements, revenues also include contractual reimbursable costs which totaled $10,509 and $1,825 for the three months ended June 30, 2017 and 2016, respectively, and $21,119 and $4,843 for the six months ended June 30, 2017 and 2016, respectively.

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

Revenues in the Valuation and Appraisal segment are primarily comprised of fees for valuation and appraisal services. Revenues are recognized upon the delivery of the completed services to the related customers and collection of the fee is reasonably assured. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs which totaled $662 and $707 for the three months ended June 30, 2017 and 2016, respectively, and $1,327 and $1,386 for the six months ended June 30, 2017 and 2016, respectively.

Revenues in the Principal Investments - United Online segment are primarily comprised of services revenues, which are derived primarily from fees charged to pay accounts; advertising and other revenues; and products revenues, which are derived primarily from the sale mobile broadband service devices, including the related shipping and handling fees.

Service revenues are derived primarily from fees charged to pay accounts and are recognized in the period in which fees are fixed or determinable and the related services are provided to the customer. The Company’s pay accounts generally pay in advance for their services by credit card, PayPal, automated clearinghouse or check, and revenues are then recognized ratably over the service period. Advance payments from pay accounts are recorded in the condensed consolidated balance sheets as deferred revenue. In circumstances where payment is not received in advance, revenues are only recognized if collectability is reasonably assured.

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

(e)	Interest Expense - Securities Lending Activities

Interest expense from securities lending activities is included in operating expenses related to operations in the Capital Markets segment.  Interest expense from securities lending activities is incurred from equity and fixed income securities that are loaned to the Company.

(f)	Concentration of Risk

Revenues from one liquidation service contract to a retailer represented 7.1% of total revenues during the three months ended June 30, 2017 and 9.3% of total revenues during the six months ended June 30, 2017. Revenues in the Capital Markets, Auction and Liquidation, Valuation and Appraisal and Principal Investments - United Online segment are primarily generated in the United States, Australia, Canada and Europe.

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

(g)	Advertising Expenses

The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $862 and $761 for the three months ended June 30, 2017 and 2016, respectively, and $1,043 and $886 for the six months ended June 30, 2017 and 2016, respectively. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

(h)	Share-Based Compensation

The Company’s share-based payment awards principally consist of grants of restricted stock and restricted stock units. In accordance with the applicable accounting guidance, share-based payment awards are classified as either equity or liabilities. For equity-classified awards, the Company measures compensation cost for the grant of membership interests at fair value on the date of grant and recognizes compensation expense in the condensed consolidated statements of operations over the requisite service or performance period the award is expected to vest. The fair value of the liability-classified award will be subsequently remeasured at each reporting date through the settlement date. Change in fair value during the requisite service period will be recognized as compensation cost over that period.

(i)	Restructuring Charge

The Company recorded a restructuring charge in the amount of $6,588 during the six months ended June 30, 2017. In June 2017, the Company implemented costs savings measures taking into account the planned synergies as a result of the acquisition of FBR & Co. (“FBR”), as more fully described in Note 3, which included a reduction in force for some of the corporate executives of FBR and a restructuring to integrate FBR’s operations with the Company’s operations in the Capital Market’s segment. These initiatives resulted in a restructuring charge of $6,105 in the second quarter of 2017. The restructuring charge included $1,298 related to severance and $884 related to the accelerated vesting of restricted stock awards to former corporate executives of FBR and $1,994 of severance and $540 related to accelerated vesting of stock awards to employees and $1,389 of lease loss accruals and impairments for the planned consolidation of office space related to operations in the Capital Markets segment. Of the $6,105 of restructuring charges, $3,923 related to the Capital Markets segment and $2,182 related to corporate overhead. The restructuring charge in 2017 also included employee termination costs of $109 and $483 in the second quarter and the six months ended 2017, respectively, related to a reduction in personnel in the principal investments – United Online segment of our operations.

The following tables summarize the restructuring charge:

Accrued restructuring charge at December 31, 2016	$694
Restructuring charge	6,588
Cash paid	(1,788)
Non-cash items	(2,207)
Accrued restructuring charge at June 30, 2017	$3,287

	Three Months Ended June 30, 2017
	Capital Markets	Principal Investments – United Online	Corporate	Total
Restructuring charge:
Employee termination costs	$2,534	$109	$2,182	$4,825
Facility closure and consolidation charge	1,389	—	—	1,389
Total restructuring charge	$3,923	$109	$2,182	$6,214

	Six Months Ended June 30, 2017
	Capital Markets	Principal Investments – United Online	Corporate	Total
Restructuring charge:
Employee termination costs	$2,534	$483	$2,182	$5,199
Facility closure and consolidation charge	1,389	—	—	1,389
Total restructuring charge	$3,923	$483	$2,182	$6,588

There was no restructuring charge for the three and six months ended June 30, 2016.

(j)	Income Taxes

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

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements. The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.

(k)	Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(l)	Restricted Cash

As of June 30, 2017, restricted cash balance of $5,632 included $5,144 of cash collateral related to certain retail liquidation engagements and $488 cash segregated in a special bank account for the benefit of customers related to our broker dealer subsidiary and collateral for one of our telecommunication supplier. As of December 31, 2016, restricted cash balance of $3,294 included $1,440 of cash collateral related to a retail liquidation engagement in Australia, $1,320 of cash collateral for foreign exchange contracts and $534 cash segregated in a special bank account for the benefit of customers related to our broker dealer subsidiary and collateral for one of our telecommunication suppliers.

(m)	Securities Borrowed and Securities Loaned

Securities borrowed and securities loaned are recorded based upon the amount of cash advanced or received. Securities borrowed transactions facilitate the settlement process and require the Company to deposit cash or other collateral with the lender. With respect to securities loaned, the Company receives collateral in the form of cash. The amount of collateral required to be deposited for securities borrowed, or received for securities loaned, is an amount generally in excess of the market value of the applicable securities borrowed or loaned. The Company monitors the market value of the securities borrowed and loaned on a daily basis, with additional collateral obtained, or excess collateral recalled, when deemed appropriate.

The Company accounts for securities lending transactions in accordance with Accounting Standards Update (“ASU”) 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” requiring companies to report disclosures of offsetting assets and liabilities. The Company does not net securities borrowed and securities loaned and these items are presented on a gross basis in the condensed consolidated balance sheets.

(n)	Due from/to Brokers, Dealers, and Clearing Organizations

The Company clears all of its proprietary and customer transactions through other broker-dealers on a fully disclosed basis. The amount receivable from or payable to the clearing brokers represents the net of proceeds from unsettled securities sold, the Company’s clearing deposit and amounts receivable for commissions less amounts payable for unsettled securities purchased by the Company and amounts payable for clearing costs and other settlement charges. This amount also includes the cash collateral received for securities loaned less cash collateral for securities borrowed. Any amounts payable would be fully collateralized by all of the securities owned by the Company and held on deposit at the clearing broker.

(o)	Accounts Receivable

Accounts receivable represents amounts due from the Company’s auction and liquidation, valuation and appraisal, capital markets and principal investments - United Online customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. Bad debt expense and changes in the allowance for doubtful accounts for the three and six months ended June 30, 2017 and 2016 are included in Note 5.

(p)	Advances Against Customer Contracts

Advances against customer contracts represent advances of contractually reimbursable expenses incurred prior to, and during the term of the auction and liquidation services contract. These advances are charged to expense in the period that revenue is recognized under the contract.

(q)	Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Depreciation and amortization expense was $696 and $84 for the three months ended June 30, 2017 and 2016, respectively, and $1,214 and $175 for the six months ended June 30, 2017 and 2016, respectively.

(r)	Securities Owned and Securities Sold Not Yet Purchased

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

As of June 30, 2017 and December 31, 2016, the Company’s securities owned and securities sold not yet purchased at fair value consisted of the following securities:

	June 30,	December 31,
	2017	2016
Securities and other investments owned
Common stocks and warrants	$20,771	$2,084
Corporate bonds	1,620	1,025
Loan receivable	29,108	—
Partnership interests	26,705	13,470
	$78,204	$16,579

Securities sold not yet purchased
Common stocks	$2,594	$—
Corporate bonds	932	846
	$3,526	$846

(s)	Fair Value Measurements

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

The Company’s securities and other investments owned and securities sold and not yet purchased are comprised of common stocks and warrants, corporate bonds, loans receivable and investments in partnerships. Investments in common stocks are based on quoted prices in active markets which are included in Level 1 of the fair value hierarchy. The Company also holds nonpublic common stocks and warrants for which there is little or no public market and fair value is determined by management on a consistent basis. For investments where little or no public market exists, management’s determination of fair value is based on the best available information which may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration various factors including earnings history, financial condition, recent sales prices of the issuer’s securities and liquidity risks. These investments are included in Level 3 of the fair value hierarchy. Investments in partnership interests include investments in private equity partnerships that primarily invest in equity securities, bonds, and direct lending funds. The Company’s partnership interests are valued based on the Company’s proportionate share of the net assets of the partnership which is derived from the most recent statements received from the general partner which are included in Level 2 of the fair value hierarchy. The Company also invests in proprietary investment funds that are valued at net asset value (“NAV”) determined by the fund administrator. The underlying securities held by these investment companies are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. As a practical expedient, the Company relies on the NAV of these investments as their fair value. The NAVs that have been provided by the fund administrators are derived from the fair values of the underlying investments as of the reporting date. In accordance with ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” (“ASU 2015-07”), these investment funds are not categorized within the fair value hierarchy.

The fair value of mandatorily redeemable noncontrolling interests is determined based on the issuance of similar interests for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports and internal valuation models.

The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2017, Using
	Fair value at June 30, 2017	Quoted prices in active markets identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities and other investments owned:
Common stocks and warrants	$20,771	$11,008	$—	$9,763
Corporate bonds	1,620	—	1,620	—
Loan receivable	29,108	—	—	29,108
Partnership interests	21,726	4,660	44	17,022
Total assets measured at fair value	$73,225	$15,668	$1,664	$55,893

Liabilities:
Securities sold not yet purchased:
Common stocks	$2,594	$2,594	$—	$—
Corporate bonds	932	—	932	—
Total securities sold not yet purchased	3,526	2,594	932	—

Mandatorily redeemable noncontrolling interests issued after November 5, 2003	9,641	—	—	9,641
Total liabilities measured at fair value	$13,167	$2,594	$932	$9,641

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2016, Using
	Fair value at December 31, 2016	Quoted prices in active markets identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities and other investments owned:
Common stocks	$2,084	$1,785	$—	$299
Corporate bonds	1,025	—	865	160
Partnership interests	13,470	—	44	13,426
Total assets measured at fair value	$16,579	$1,785	$909	$13,885

Liabilities:
Securities sold not yet purchased:
Corporate bonds	$846	$—	$846	$—

Mandatorily redeemable noncontrolling interests issued after November 5, 2003	3,214	—	—	3,214

Contingent consideration	1,242	—	—	1,242
Total liabilities measured at fair value	$5,302	$—	$846	$4,456

As of June 30, 2017, securities and other investments owned included $4,979 of investment funds valued at NAV per share. As such, total securities and other investments owned of $78,204 in the condensed consolidated balance sheets at June 30, 2017 included investments in investment funds of $4,979 and securities and other investments owned in the amount of $73,225 as outlined in the fair value table above.

As of June 30, 2017 and December 31, 2016, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $55,893 and $13,885, respectively, or 4.2% and 5.2%, respectively, of the Company’s total assets. In determining the fair value for these Level 3 financial assets, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity.

The changes in Level 3 fair value hierarchy during the six months ended June 30, 2017 and 2016 are as follows:

	Level 3	Level 3 Changes During the Period				Level 3
	Balance at	Fair	Relating to	Purchases,	Transfer in	Balance at
	Beginning of	Value	Undistributed	Sales and	and/or out	End of
	Period	Adjustments	Earnings	Settlements	of Level 3	Period

Six Months Ended June 30, 2017
Common stocks and warrants	$299	$(667)	$—	$10,131	$—	$9,763
Corporate bonds	160	—	—	—	(160)	—
Loan receivable	—	(100)	—	29,208	—	29,108
Partnership interests	13,426	2,697	—	899	—	17,022
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	3,214	6,250	(272)	—	449	9,641
Contingent consideration	1,242	8	—	(1,250)	—	—

Six Months Ended June 30, 2016
Common stocks	$290	$(47)	$—	$—	$—	$243
Corporate bonds	—	—	—	569	—	569
Partnership interests	1,766	123	418	—	—	2,307
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	2,330	—	(219)	—	—	2,111
Contingent consideration	2,391	55	—	(1,250)	—	1,196

The fair value adjustment for contingent consideration of $8 and $55 represents imputed interest for the six months ended June 30, 2017 and 2016, respectively. The Company had a triggering event in the second quarter of 2017 for the mandatorily redeemable noncontrolling interests that resulted in a fair value adjustment of $6,050 of the total fair value adjustment of $6,250. In connection with this event, the Company received proceeds of $6,000 from key man life insurance. These amounts have been recorded in the condensed consolidated statements of operations in Selling, general and administrative expenses in the corporate segment. The amount reported in the table above also for the six months ended June 30, 2017 and 2016 includes the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis.

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

During the six months ended June 30, 2017 and 2016, there were no assets or liabilities measured at fair value on a non-recurring basis.

(t)	Contingent Consideration

In connection with the acquisition of MK Capital Advisors, LLC (“MK Capital”) on February 2, 2015, the purchase agreement required the payment of contingent consideration to the former members of MK Capital in the form of future cash payments of $1,250 and issuance of 166,667 shares of common stock on the first anniversary date of the closing (February 2, 2016) and a final cash payment of $1,250 and issuance of 166,666 shares of common stock on the second anniversary date of the closing (February 2, 2017). The contingent cash consideration was classified as a liability in the condensed balance sheets in accordance with ASC 805, “Business Combination” (“ASC 805”). The fair value of the contingent cash consideration was discounted at 8.0%. The balance of the contingent consideration liability in the condensed consolidated consolidated balance sheets was $1,242 (discount of $8) at December 31, 2016. Imputed interest expense totaled $24 for the three months ended June 30, 2016 and $8 and $55 for the six months ended June 30, 2017 and 2016, respectively. The fair value of the contingent stock consideration was classified as equity in accordance with ASC 805.

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

(u)	Derivative and Foreign Currency Translation

The Company periodically uses derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain auction and liquidation engagements with operations outside the United States. During the six months ended June 30, 2017, the Company’s use of derivatives consisted of the purchase of forward exchange contracts in the amount of $25,000 Australian dollars that was settled on January 31, 2017.  The Company did not use any derivative contracts during the six months ended June 30, 2016.  The forward exchange contract was entered into to improve the predictability of cash flows related to a retail store liquidation engagement that was completed in December 2016.  The net loss from forward exchange contracts was $0 and $70 during the three and six months ended June 30, 2017, respectively, and $39 during the three and six months ended June 30, 2016. This amount is reported as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. Transaction losses were $131 and $35 during the three months ended June 30, 2017 and 2016, respectively and $530 and $142 during the six months ended June 30, 2017 and 2016, respectively. These amounts are included in selling, general and administrative expenses in our condensed consolidated statements of operations.

(v)	Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02: Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 will be effective for the Company in fiscal year 2019, but early application is permitted. The Company is currently evaluating the impact of this update on the consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Under this guidance revenue is recognized at the time when goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. This standard sets forth a five-step revenue recognition model which replaces the current revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance.  In March, April, May and December 2016, the FASB issued amendments to the new guidance relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements and other narrow scope improvements. This standard is effective in the first quarter of 2018 for public companies and requires either a retrospective or a modified retrospective approach to adoption.  The Company believes the adoption of this standard may impact engagements that contain performance-based arrangements in which a success or completion fee is earned when and if certain predefined outcomes occur and engagements and contracts where services are provided under fixed-fees arrangements that have multiple performance obligations. The Company has not completed an assessment and has not yet determined whether the impact of the adoption of this standard on the consolidated financial statements will be material. The Company will adopt this standard on January 1, 2018 but have not concluded on a transition approach. The Company expects to complete the assessment process, including selecting a transition method for adoption during third quarter of 2017.

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

NOTE 3— ACQUISITIONS

Acquisition of FBR & Co.

On February 17, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FBR, pursuant to which FBR was to merge with and into the Company (or a subsidiary of the Company), with the Company (or its subsidiary) as the surviving corporation (the “Merger”). On May 1, 2017, the Company and FBR filed a registration statement for the planned Merger. The stockholders of the Company and FBR approved the acquisition on June 1, 2017, customary closing conditions were satisfied and the acquisition was completed on June 1, 2017. Subject to the terms and conditions of the Merger Agreement, each outstanding share of FBR common stock (“FBR Common Stock”) was converted into the right to receive 0.671 of a share of the Company’s common stock as summarized below. The Company believes that the acquisition of FBR will allow the Company to benefit from investment banking, corporate finance, securities lending, research, and sales and trading services provided by FBR and planned synergies from the elimination of duplicate corporate overhead and management functions with the Company. The acquisition of FBR is accounted for using the purchase method of accounting.

The assets and liabilities of FBR, both tangible and intangible, were recorded at their estimated fair values as of the June 1, 2017 acquisition date for FBR. The application of the purchase method of accounting resulted in goodwill of $14,528 which represents expected overhead synergies and acquired workforce. Acquisition related costs, such as legal, accounting, valuation and other professional fees related to the acquisition of FBR, were charged against earnings in the amount of approximately $1,389 and included in selling, general and administrative expenses in the condensed consolidated statement of operations for the six months ended June 30, 2017. The preliminary purchase accounting for the acquisition has been accounted for as a stock purchase with all of the recognized goodwill is expected to be non-deductible for tax purposes.

The preliminary purchase price allocation was as follows:

Consideration paid by B. Riley:
Number of FBR Common Shares outstanding at June 1, 2017	7,099,511
Stock merger exchange ratio	0.671
Number of B. Riley common shares	4,763,772
Number of B. Riley common shares to be issued from acceleration of vesting for outstanding FBR stock options, restricted stock and RSU awards	67,861
Total number of B. Riley common shares to be issued	4,831,633
Closing market price of B. Riley common shares on December 31, 2016	$14.70
Total value of B. Riley common shares	71,025
Fair value of RSU’s attributable to service period prior to June 1, 2017 (a)	2,446
Total consideration	$73,471

(a)	Outstanding FBR restricted stock awards at June 1, 2017, the date of the acquisition, were adjusted in accordance with the Merger Agreement with the right to receive 0.671 shares of the Company’s common stock for each outstanding FBR stock award unit. The fair value of the FBR restricted stock awards at June 1, 2017 was determined based on the closing price of the Company’s common stock of $14.70 on June 1, 2017. The fair value of the FBR restricted stock awards were apportioned as purchase consideration based on service provided to FBR as of June 1, 2017 with the remaining fair value of the FBR restricted stock awards to be recognized prospectively over the restricted stock and FBR restricted stock awards remaining vesting period.

Tangible assets acquired and assumed:
Cash and cash equivalents	$15,738
Securities owned	11,188
Securities borrowed	861,197
Accounts receivable	4,341
Due from clearing broker	29,169
Prepaid expenses and other assets	5,486
Property and equipment	8,663
Deferred taxes	14,514
Accounts payable	(1,524)
Accrued payroll and related expenses	(7,182)
Accrued expenses and other liabilities	(22,411)
Securities loaned	(867,626)
Customer relationships	5,600
Tradename and other intangibles	1,790
Goodwill	14,528
Total	$73,471

The revenue and earnings (loss) of FBR included in our condensed consolidated financial statements for the period from June 1, 2017 (the date of acquisition) through June 30, 2017 were $11,287 and $(8,956), respectively. The loss from FBR of $(8,956) includes transaction costs of $3,551 related to an employment agreement with the former Chief Executive Officer of FBR and a restructuring charge in the amount of $6,105 related primarily to severance costs and lease loss accruals for the planned consolidation of office space related to operations in the Capital Markets segment.

Acquisition of Rights to Manage Dialectic Hedge Funds

On April 13, 2017, the Company entered into an Asset Purchase and Assignment Agreement with Dialectic Capital Management, L.P., Dialectic Capital, LLC and John Fichthorn (collectively “Dialectic”), pursuant to which Dialectic assigned and transferred the rights to manage certain hedge funds to the Company (the “Dialectic Acquisition”). In addition to obtaining the rights to manage certain hedge funds previously managed by Dialectic, the Company hired the employees that were previously employed by the management company that managed the Dialectic hedge funds and assumed Dialectic’s office lease. In connection with the Dialectic Acquisition, the Company paid the Dialectic parties $700 in cash consideration and 158,484 shares of common stock which has a fair value of approximately $1,952 for total purchase consideration of $2,652. The Dialectic Acquisition expands the Company’s assets under management in the Capital Markets segment and the Company believes such acquisition will allow the Company to benefit from planned synergies from the elimination of duplicate administrative functions of the Company. The acquisition of Dialectic is accounted for using the purchase method of accounting.

The assets acquired from Dialectic were recorded at fair value as of April 13, 2017, the acquisition date of Dialectic. The application of the purchase method of accounting resulted in preliminary purchase allocation of $2,552 to goodwill, which represents expected overhead synergies and acquired workforce, and $100 to other intangible assets - customer relationship for total acquisition consideration of $2,652. There were tangible assets or liabilities acquired in connection with Dialectic. The preliminary purchase accounting for the acquisition has been accounted for as an asset purchase with all of the recognized goodwill and other intangible assets expected to be deductible for tax purposes.

The revenue and earnings (loss) of Dialectic included in our condensed consolidated financial statements for the period from April 13, 2017 (the date of acquisition) through June 30, 2017 were $401 and $(154), respectively.

Acquisition of UOL

On May 4, 2016, the Company entered into a definitive agreement and plan of merger to acquire all of the outstanding common stock of UOL, a provider of consumer Internet access and related subscription services, for $11.00 per share, or approximately $169,354 in aggregate merger consideration plus an additional $1,352 of cash consideration paid to settle the legal matter as more fully described in Note 11. The shareholders of UOL approved the acquisition on June 29, 2016 and customary closing conditions were satisfied and the acquisition was completed on July 1, 2016. The acquisition of UOL allows the Company to benefit from the expected cash flows of UOL due in part to planned synergies from the elimination of duplicate overhead functions with the Company. The acquisition of UOL is accounted for using the purchase method of accounting.

The assets and liabilities of UOL, both tangible and intangible, were recorded at their estimated fair values as of the July 1, 2016 acquisition date for UOL. The application of the purchase method of accounting resulted in goodwill of $14,375 which represents expected overhead synergies and acquired workforce. The revenue and earnings of UOL included in our condensed consolidated financial statements for the three months ended June 30, 2017 were $13,015 and $5,074, respectively, and $26,397 and $9,276 respectively, for the six months ended June 30, 2017.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company, FBR and UOL, as though the acquisitions had occurred as of January 1, of the respective periods presented. The pro forma financial information presented includes the effects of adjustments related to the amortization charges from the acquired intangible assets and the elimination of certain activities excluded from the transaction and transaction related costs. The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

	Pro Forma (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues	$84,634	$64,377	$173,853	$126,105
Net (loss) income attributable to B. Riley Financial, Inc.	$(2,473)	$(6,416)	$12,860	$(15,634)

Basic (loss) earnings per share	$(0.10)	$(0.28)	$0.53	$(0.62)
Diluted (loss) earnings per share	$(0.10)	$(0.28)	$0.52	$(0.62)

Weighted average basic shares outstanding	24,256,020	22,766,887	24,135,371	25,142,864
Weighted average diluted shares outstanding	24,256,020	22,766,887	24,808,897	25,142,864

NOTE 4— SECURITIES LENDING

As a result of the acquisition of FBR, the Company has an active securities borrowed and loaned business in which it borrows securities from one party and lends them to another. Securities borrowed and securities loaned are recorded based upon the amount of cash advanced or received. Securities borrowed transactions facilitate the settlement process and require the Company to deposit cash or other collateral with the lender. With respect to securities loaned, the Company receives collateral in the form of cash. The amount of collateral required to be deposited for securities borrowed, or received for securities loaned, is an amount generally in excess of the market value of the applicable securities borrowed or loaned. The Company monitors the market value of the securities borrowed and loaned on a daily basis, with additional collateral obtained, or excess collateral recalled, when deemed appropriate.

The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of June 30, 2017:

	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets (1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the consolidated balance sheets but eligible for offsetting upon counterparty default(2)	Net amounts
As of June 30, 2017
Securities borrowed	$909,331	$—	$909,331	$909,331	$—
Securities loaned	$911,991	$—	$911,991	$911,991	$—

(1)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(2)	Includes the amount of cash collateral held/posted.

NOTE 5— ACCOUNTS RECEIVABLE

The components of accounts receivable, net, include the following:

	June 30, 2017	December 31, 2016
Accounts receivable	$13,847	$16,610
Investment banking fees, commissions and other receivables	4,882	576
Unbilled receivables	1,189	2,058
Total accounts receivable	19,918	19,244
Allowance for doubtful accounts	(599)	(255)
Accounts receivable, net	$19,319	$18,989

Additions and changes to the allowance for doubtful accounts consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$556	$69	$255	$89
Add: Additions to reserve	379	55	704	60
Less: Write-offs	(144)	(34)	(168)	(34)
Less: Recoveries	(192)	(4)	(192)	(29)
Balance, end of period	$599	$86	$599	$86

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

NOTE 6— GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $67,335 and $48,903 at June 30, 2017 and December 31, 2016, respectively. Goodwill at June 30, 2017 is comprised of $45,920 in the Capital Markets segment, $1,975 in the Auction and Liquidation segment, $3,713 in the Valuation and Appraisal segment and $15,727 in the Principal Investments - United Online segment. Goodwill in the Capital Markets segment increased by $14,528 from the acquisition of FBR and $2,552 from the acquisition of Dialectic. Goodwill in the Principal Investments - United Online segment increased by $1,352 from the resolution of acquisition related legal matter as more fully described in Note 11. Goodwill at December 31, 2016 is comprised of $28,840 in the Capital Markets segment, $1,975 in the Auction and Liquidation segment, $3,713 in the Valuation and Appraisal segment and $14,375 in the Principal Investments - United Online segment.

Intangible assets consisted of the following:

		June 30, 2017			December 31, 2016
		Gross			Gross
		Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Useful Life	Value	Amortization	Net	Value	Amortization	Net

Amortizable assets:
Customer relationships	4 to 13 Years	$43,000	$5,515	$37,485	$37,300	$3,100	$34,200
Domain names	7 Years	807	115	692	1,419	101	1,318
Advertising relationships	8 Years	100	12	88	100	6	94
Internally developed software and other intangibles	0.5 to 4 Years	3,373	1,042	2,331	3,333	550	2,783
Trademarks	8 to 9 Years	2,850	153	2,697	1,100	69	1,031
Total		50,130	6,837	43,293	43,252	3,826	39,426

Non-amortizable assets:
Tradenames		1,740	—	1,740	1,740	—	1,740
Total intangible assets		$51,870	$6,837	$45,033	$44,992	$3,826	$41,166

Amortization expense was $1,554 and $111 for the three months ended June 30, 2017 and 2016, respectively, and $3,076 and $223 for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, estimated future amortization expense is $3,359, $6,476, $6,371, $5,989 and $5,607 for the years ended December 31, 2017 (remaining six months), 2018, 2019, 2020 and 2021, respectively. The estimated future amortization expense after December 31, 2021 is $15,491.

NOTE 7— CREDIT FACILITIES

Credit facilities consist of the following arrangements:

(a) $200,000 Asset Based Credit Facility

On April 21, 2017, the Company amended its credit agreement (as amended, the “Credit Agreement”) governing its asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) to increase the maximum borrowing limit from $100,000 to $200,000. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. The Credit Agreement continues to allow for borrowings under the separate credit agreement (a “UK Credit Agreement”) which was dated March 19, 2015 with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom. Such facility allows the Company to borrow up to 50 million British Pounds. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $200,000 credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The Company paid Wells Fargo Bank a closing fee in the amount of $500 in connection with the April 2017 amendment to the Credit Agreement. The interest rate for each revolving credit advance under the Credit Agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. Interest expense totaled $668 and $251 (including amortization of deferred loan fees of $24) for the three months ended June 30, 2017 and 2016, respectively, and $695 and $274 (including amortization of deferred loan fees of $47) for the six months ended June 30, 2017 and 2016, respectively. The outstanding balance of this credit facility was $20,237 at June 30, 2017. There was no outstanding balance at December 31, 2016.

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

UOL paid a commitment fee equal to 1.00% of the aggregate commitments upon the closing of the UOL Credit Agreement. The UOL Credit Agreement also provides for an unused line fee payable quarterly, in arrears, in an amount equal to: (a) 0.50% per annum times the amount of the unused revolving commitment that is less than or equal to the amount of the cash maintained in accounts with the agent (as depositary bank); plus (b) 1.00% per annum times the amount of the unused revolving commitment that is greater than the amount of the cash maintained in accounts with the agent (as depositary bank). Any amounts outstanding under the UOL Credit Facility are due at maturity. There was no outstanding balance under the UOL Credit Agreement at June 30, 2017.

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

NOTE 8—NOTES PAYABLE

(a) $28,750 Senior Notes Payable due October 31, 2021

On November 2, 2016, the Company issued $28,750 of Senior Notes Payable (“2021 Notes”) due in 2021, interest payable quarterly at 7.5% commencing January 31, 2017. The 2021 Notes are unsecured and due and payable in full on October 31, 2021. In connection with the issuance of the 2021 Notes, the Company received net proceeds of $27,664 (after underwriting commissions, fees and other issuance costs of $1,086). The outstanding balance of the 2021 Notes was $27,808 (net of unamortized debt issue costs of $942) and $27,700 (net of unamortized debt issue costs of $1,050) at June 30, 2017 and December 31, 2016, respectively. In connection with the offering of 2021 Notes, certain members of management and the Board of Directors of the Company purchased $2,731 or 9.5% of the 2021 Notes offered by the Company. Interest expense on the 2021 Notes totaled $593 and $1,186 for the three and six months ended June 30, 2017, respectively.

(b) $60,375 Senior Notes Payable due May 31, 2027

On May 31, 2017, the Company issued $60,375 of Senior Notes Payable (“2027 Notes”) due in 2027, interest payable quarterly at 7.5% commencing July 31, 2017. The 2027 Notes are unsecured and due and payable in full on May 31, 2027. In connection with the issuance of the 2027 Notes, the Company received net proceeds of $58,239 (after underwriting commissions, fees and other issuance costs of $2,136). The outstanding balance of the 2027 Notes was $58,257 (net of unamortized debt issue costs of $2,118) at June 30, 2017. Interest expense on the 2027 Notes totaled $403 for the three and six months ended June 30, 2017.

(c) At Market Issuance Sales Agreement to Issue Up to Aggregate of $39,625 of 2021 Notes or 2027 Notes

On June 28, 2017, the Company entered into an At The Market Issuance Sales Agreement (the “Sales Agreement”) and filed a prospectus supplement, pursuant to which the Company may sell from time to time, at the Company’s option up to an aggregate of $39,625 of 2021 Notes or 2027 Notes. The Notes sold pursuant to the Sales Agreement will be issued pursuant to a prospectus dated March 29, 2017, as supplemented by a prospectus supplement dated June 28, 2017, in each case filed with the Securities and Exchange Commission pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-216763), which was declared effective by the SEC on March 29, 2017. The Notes will be issued pursuant to the Indenture, dated as of November 2, 2016, as supplemented by a First Supplemental Indenture, dated as of November 2, 2016 and the Second Supplemental Indenture, dated as of May 31, 2017, each between the Company and U.S. Bank, National Association, as trustee. Future sales of the 2021 Notes and 2027 Notes pursuant to the Sales Agreement will depend on a variety of factors including, but not limited to, market conditions, the trading price of the notes and the Company’s capital needs. There can be no assurance that the Company will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that the Company may deem appropriate.

(d) Australian Dollar $80,000 Note Payable

In August 2016, the Company formed GA Retail Investments, L.P., a Delaware limited partnership, (the “Partnership”) which required the Company to contribute $15,350. The Partnership borrowed $80,000 Australian dollars from a third party investor in connection with its formation and the $80,000 Australian dollars was exchanged for a 50% special limited partnership interest in the Partnership. The Partnership was formed to provide funding for the retail liquidation engagement the Company entered into to liquidate the Masters Home Improvement stores. The $80,000 Australian dollar participating note payable was non-interest bearing, shares in 50% of the all of the profits and losses of the Partnership and was subject to repayment upon the completion of the going-out-of-business sale of Masters Home Improvement stores as defined in the partnership agreement. Although the terms of the participating note payable included the issuance of a 50% equity interest in the Partnership, sharing in all profits and losses of the Partnership, and no repayment until certain events occur, in accordance with ASC 480 Distinguishing Liabilities From Equity, this financial instrument was classified as a participating note payable. The $80,000 Australian dollar participating note payable was repaid in December 2016 upon the completion of the going-out-of-business sale of Masters Home Improvement stores as defined in the partnership agreement. At June 30, 2017 and December 31, 2016, $393 and $10,037, respectively, were payable in accordance with the participating note payable share of profits and is included in due to related parties and partners in the condensed consolidated balance sheets.

NOTE 9— INCOME TAXES

The Company’s effective income tax rate was a benefit of 58.9% and an expense of 7.0% for the six months ended June 30, 2017 and 2016, respectively. During the six months ended June 30, 2017, the Company elected to treat the acquisition of UOL as a taxable business combination for income tax purposes in accordance with Internal Revenue Code Section 338(g) (“IRS Code Section 338(g)”). This resulted in the Company foregoing the income tax attributes of UOL that existed at the acquisition date which included net operating loss carryforwards, capital loss carryforwards and foreign tax credits. The income tax election in accordance with IRS Code Section 338(g) provides the Company with a tax step-up in the basis of the intangible assets and goodwill acquired for tax purposes. In accordance with ASC 740, the impact of the election in accordance with IRS Code Section 338(g) on deferred income taxes resulted in the recording of a tax benefit in the amount of $8,389 during the six months ended June 30, 2017. The effective income tax rate for the six months ended June 30, 2016 was lower than the statutory federal and state income tax rate due to the tax differential on net income attributable to noncontrolling interests.

As of June 30, 2017, the Company had federal net operating loss carry forwards of approximately $35,200 and state net operating loss carry forwards of $39,400. The Company’s federal net operating loss carry forwards will expire in the tax year ending December 31, 2035, the state net operating loss carry forwards will expire in 2034, and the foreign tax credit carry forwards will expire in 2023.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss and tax credit carry forwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carry forward period, and other circumstances. As a result of the common stock offering by the Company that was completed on June 5, 2014, the Company had a more than 50% ownership shift in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of June 30, 2017, the Company believes that the net operating loss that existed as of the more than 50% ownership shift will be utilized in future tax periods before the loss carry forwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance.

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

NOTE 10— EARNINGS PER SHARE

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

Basic and diluted earnings per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss) attributable to B. Riley Financial, Inc.	$3,280	$(101)	$17,301	$147

Weighted average shares outstanding:
Basic	21,216,829	17,935,254	20,311,231	17,212,716
Effect of dilutive potential common shares:
Restricted stock units and non-vested shares	857,459	—	628,759	289,705
Contingently issuable shares	44,767	—	44,767	44,652
Diluted	22,119,055	17,935,254	20,984,757	17,547,073

Basic income (loss) per share	$0.15	$(0.01)	$0.85	$0.01
Diluted income (loss) per share	$0.15	$(0.01)	$0.82	$0.01

NOTE 11— COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject to certain legal and other claims that arise in the ordinary course of its business. The Company does not believe that the results of these claims are likely to have a material effect on its financial position or results of operations.

In January 2015, Great American Group, LLC (“Great American Group”) was served with a lawsuit that seeks to assert claims of breach of contract and other matters in connection with auction services provided to a debtor.  The proceeding in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”) is pending in the bankruptcy case of the debtor and its affiliates (the “Debtor”).  In the lawsuit, a former landlord of the Debtor generally alleges that Great American Group and a joint venture partner were responsible for contamination while performing services in connection with the auction of certain assets of the Debtor and is seeking approximately $10,000 in damages.  In January 2017, the parties filed a proposed scheduling order with the Bankruptcy Court. Discovery in the action is currently proceeding. Great American Group is vigorously defending this lawsuit. This lawsuit is ongoing, and the financial impact to the Company, if any, cannot be estimated.

On July 5, 2016, Quadre Investments LP (“Quadre”) filed a petition with the Delaware Court of Chancery (the “Court”) seeking a determination of fair value for 943,769 shares of common stock of UOL in connection with the acquisition of UOL by the Company. Such transaction gave rise to appraisal rights pursuant to Section 262 of the General Corporation Law of the State of Delaware. As a result, Quadre petitioned the Court to receive fair value as determined by the Court. On June 30, 2017, the parties settled the action and the petition was dismissed. As discussed in Note 3, the settlement of this action resulted in an increased in goodwill.

In May 2014, Waterford Township Police & Fire Retirement System et al. v. Regional Management Corp et al., filed a complaint in the Southern District of New York (the “Court”), against underwriters alleging violations under sections 11 and 12 of the Securities Act of 1933, as amended (the “Securities Act”). FBR Capital Markets & Co. (“FBRCM”), a broker-dealer subsidiary of ours, was a co-manager of 2 offerings. On January 30, 2017, the Court denied the plaintiffs’ motion to file a first amended complaint, which would have revived claims previously dismissed by the Court on March 30, 2016. On March 1, 2017, the plaintiffs filed a notice of appeal and the plaintiff’s opening brief was due on June 21, 2017. Defendant’s opposition motion is due by September 12, 2017. Regional Management continues to indemnify all of the underwriters, including FBRCM, pursuant to the operative underwriting agreement.

On January 5, 2017, the complaints filed in November 2015 and May 2016 naming MLV & Co. (“MLV”), a broker-dealer subsidiary of FBR, as a defendant in putative class action lawsuits alleging claims under the Securities Act, in connection with the offerings of Miller Energy Resources, Inc. (“Miller”) have been consolidated. The Master Consolidated Complaint, styled Gaynor v. Miller et al., is pending in the United States District Court for the Eastern District of Tennessee, and, like its predecessor complaints, continues to allege claims under Sections 11 and 12 of the Securities Act against nine underwriters for alleged material misrepresentations and omissions in the registration statement and prospectuses issued in connection with six offerings (February 13, 2013; May 8, 2013; June 28, 2013; September 26, 2013; October 17, 2013 (as to MLV only) and August 21, 2014) with an alleged aggregate offering price of approximately $151,000. The plaintiffs seek unspecified compensatory damages and reimbursement of certain costs and expenses. Although MLV is contractually entitled to be indemnified by Miller in connection with this lawsuit, Miller filed for bankruptcy in October 2015 and this likely will decrease or eliminate the value of the indemnity that MLV receives from Miller. Briefing on the defendants’ motions to dismiss has been filed with the court.

In April 2017, two purported shareholders of FBR filed a putative class action against FBR and the members of its board of directors that challenged the disclosures made in connection with the merger of FBR with the Company, styled Michael Rubin v. FBR & Co., et al., Case No. 1:17-cv-00410-LMB-MSN and Kim v. FBR & Co., et al. Case No.1:17-cv-004440LMB-IDD. The complaints alleged that the registration statement filed in connection with the Merger failed to disclose certain allegedly material information in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Ru1e 14a-9 promulgated thereunder. On July 12, 2017, per stipulation, the complaints were dismissed - with prejudice as to the named plaintiffs only, without prejudice as to the class.  The Company expects the plaintiffs to seek the payment of mootness fee in the near future.

In February 2017, certain former employees filed an arbitration claim with FINRA against Wunderlich Securities, Inc. (“WSI”) alleging misrepresentations in the recruitment of claimants to join WSI. Claimants also allege that WSI failed to support their mortgage trading business resulting in the loss of opportunities during their employment with WSI. Claimants are seeking $10 million in damages. WSI has counterclaimed alleging that claimants mispresented their process for doing business, particularly their capital needs, resulting in substantial losses to WSI. WSI believes the claims are meritless and intends to vigorously defend the action.  A hearing has been scheduled for March, 2018.

In July 2017, an arbitration claim was filed with FINRA by Dominick & Dickerman LLC and Michael Campbell  against WSI and Gary Wunderlich with respect to the acquisition by Wunderlich Investment Company, Inc. (“WIC”) (the parent corporation of WSI)  of certain assets of Dominick & Dominick LLC in 2015.  The Claimants allege that respondents overvalued WIC so that the purchase price paid to the Claimants in shares of WIC stock was artificially inflated.  The Statement of Claim includes claims for common law fraud, negligent misrepresentation, and breach of contract. Claimants are seeking damages of approximately $8 million plus unspecified punitive damages.  Respondents believe the claims are meritless and intend to vigorously defend the action.

NOTE 12— SHARE-BASED PAYMENTS

(a) Amended and Restated 2009 Stock Incentive Plan

During the six months ended June 30, 2017, the Company granted restricted stock units representing 467,025 shares of common stock with a total fair value of $7,416 to certain employees of the Company under the Company’s Amended and Restated 2009 Stock Incentive Plan (the “Plan”). During the year ended December 31, 2016, the Company granted restricted stock units representing 544,605 shares of common stock with a total fair value of $5,301 to certain employees and directors of the Company under the Plan. Share-based compensation expense for such restricted stock units was $1,305 and $2,212 for the three and six months ended June 30, 2017, respectively. Share-based compensation expense for such restricted stock units was $560 and $997 for the three and six months ended June 30, 2016, respectively.

The restricted stock units generally vest over a period of one to three years based on continued service. In determining the fair value of restricted stock units on the grant date, the fair value is adjusted for (a) estimated forfeitures, (b) expected dividends based on historical patterns and the Company’s anticipated dividend payments over the expected holding period and (c) the risk-free interest rate based on U.S. Treasuries for a maturity matching the expected holding period. As of June 30, 2017, the expected remaining unrecognized share-based compensation expense of $10,365 will be expensed over a weighted average period of 2.4 years.

A summary of equity incentive award activity under the Plan for the six months ended June 30, 2017 was as follows:

	Shares	Weighted Average Fair Value
Nonvested at December 31, 2016	680,135	$9.74
Granted	467,025	15.88
Vested	(172,431)	10.50
Forfeited	(29,724)	10.49
Nonvested at June 30, 2017	945,005	$12.61

The per-share weighted average grant-date fair value of restricted stock units was $15.88 during the six months ended June 30, 2017. There were 172,431 restricted stock units with a fair value of $1,810 that vested during the six months ended June 30, 2017 under the Plan.

(b)	Amended and Restated FBR & Co. 2006 Long-Term Stock Incentive Plan

In connection with the acquisition of FBR on June 1, 2017, the equity awards previously granted or available for issuance under the FBR & Co. 2006 Long-Term Stock Incentive Plan (the “FBR Stock Plan”) may be issued under the Plan. On June 13, 2017, the Company granted restricted stock units representing 475,819 shares of common stock with a total grant date fair value of $7,375. Share-based compensation expense was $120 for the three and six months ended June 30, 2017 in connection with the June 13, 2017 restricted stock award. In connection with the restructuring discussed in Note 2(i), the Company recorded share-based compensation expense of $1,424 related to the accelerated vesting of restricted stock awards. Of the $1,424, $884 related to former corporate executives of FBR and $540 related to employees in the Capital Markets segment. As of June 30, 2017, the expected remaining unrecognized share-based compensation expense of $9,965 will be expensed over a weighted average period of 2.6 years.

A summary of equity incentive award activity for the period from June 1, 2017, the date of the acquisition of FBR, through June 30, 2017 was as follows:

	Shares	Weighted Average Fair Value
Nonvested at June 1, 2017, acquisition date of FBR resulting from the exchange of previously existing FBR awards	530,661	$14.70
Granted	475,819	15.50
Vested	(22,136)	14.70
Forfeited	(10,952)	14.70
Nonvested at June 30, 2017	973,392	$15.09

NOTE 13— NET CAPITAL REQUIREMENTS

B. Riley & Co., LLC (“BRC”), FBRCM and MLV, the Company’s broker-dealer subsidiaries, are registered with the SEC as broker-dealers and are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of June 30, 2017, BRC had net capital of $9,082, which was $8,740 in excess of its required net capital of $342, FBRCM had net capital of $37,755, which was $36,755 in excess of its required net capital of $1,000, and MLV had net capital of $411, which was $311 in excess of its required net capital of $100.

NOTE 14— RELATED PARTY TRANSACTIONS

At June 30, 2017, amounts due from related parties include $4,080 from GACP I, L.P. for management fees, incentive fees and other operating expenses and $2,685 from CA Global Partners, LLC (“CA Global”). At December 31, 2016, amounts due from related parties include $2,050 from GACP I, L.P. for management fees, incentive fees and other operating expenses and $959 from CA Global Partners, LLC (“CA Global”). Great American Capital Partners, LLC, a subsidiary of the Company, is the general partner of GACP I, L.P. CA Global is one of the members of Great American Global Partners, LLC (“GA Global Ptrs”). The amounts receivable and payable from CA Global are comprised of amounts due to and due from CA Global in connection with certain auctions of wholesale and industrial machinery and equipment that they were managed by CA Global on behalf of GA Global Ptrs.

In connection with the offering of $28,750 of 2021 Notes as more fully described in Note 8, certain members of management and the Board of Directors of the Company purchased $2,731 or 9.5% of the Senior Notes offered by the Company.

NOTE 15— BUSINESS SEGMENTS

The Company’s operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally. The Company has several operating subsidiaries through which it delivers specific services. The Company provides investment banking, corporate finance, securities lending, restructuring, research, sales and trading and wealth management services to corporate, institutional and high net worth clients. The Company also provides auction and liquidation services to help clients dispose of assets that include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property and valuation and appraisal services to clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs. As a result of the acquisition of UOL on July 1, 2016, the Company provides consumer services and products over the Internet.

The Company’s business is classified into the Capital Markets segment, Auction and Liquidation segment, Valuation and Appraisal segment and Principal Investments - United Online segment. These reportable segments are all distinct businesses, each with a different marketing strategy and management structure.

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Capital Markets reportable segment:
Revenues - Services and fees	$21,676	$7,172	$39,399	$12,736
Interest income - Securities lending	2,218	—	2,218	—
Total revenues	23,894	7,172	41,617	12,736
Selling, general, and administrative expenses	(23,067)	(7,669)	(34,036)	(13,843)
Restructuring costs	(3,923)	—	(3,923)	—
Interest expense - Securities lending	(1,565)	—	(1,565)	—
Depreciation and amortization	(166)	(23)	(293)	(44)
Segment (loss) income	(4,827)	(520)	1,800	(1,151)
Auction and Liquidation reportable segment:
Revenues - Services and fees	21,807	5,393	35,803	12,300
Revenues - Sale of goods	—	—	—	2
Total revenues	21,807	5,393	35,803	12,302
Direct cost of services	(11,763)	(2,087)	(22,097)	(5,505)
Cost of goods sold	—	—	—	(2)
Selling, general, and administrative expenses	(2,749)	(1,577)	(4,599)	(2,802)
Depreciation and amortization	(5)	(37)	(10)	(78)
Segment income	7,290	1,692	9,097	3,915
Valuation and Appraisal reportable segment:
Revenues - Services and fees	7,960	7,696	15,756	15,169
Direct cost of services	(3,581)	(3,473)	(7,253)	(6,738)
Selling, general, and administrative expenses	(2,062)	(2,124)	(4,142)	(4,243)
Depreciation and amortization	(43)	(24)	(87)	(53)
Segment income	2,274	2,075	4,274	4,135
Principal Investments - United Online segment:
Revenues - Services and fees	12,952	—	26,255	—
Revenues - Sale of goods	63	—	142	—
Total revenues	13,015	—	26,397	—
Direct cost of services	(3,141)	—	(6,736)	—
Cost of goods sold	(130)	—	(189)	—
Selling, general, and administrative expenses	(2,791)	—	(6,103)	—
Depreciation and amortization	(1,770)	—	(3,610)	—
Restructuring costs	(109)	—	(483)	—
Segment income	5,074	—	9,276	—

Consolidated operating income from reportable segments	9,811	3,247	24,447	6,899
Corporate and other expenses (including restructuring costs of $2,182 for the three and six months ended June 30, 2017)	(7,251)	(3,067)	(11,176)	(5,054)
Interest income	150	3	282	6
Interest expense	(1,894)	(275)	(2,685)	(407)
Income (loss) before income taxes	816	(92)	10,868	1,444
Benefit (provision) for income taxes	2,547	65	6,396	(101)
Net income (loss)	3,363	(27)	17,264	1,343
Net income (loss) attributable to noncontrolling interests	83	74	(37)	1,196
Net income (loss) attributable to B. Riley Financial, Inc.	$3,280	$(101)	$17,301	$147

The following table presents revenues by geographical area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Revenues - Services and fees:
North America	$64,310	$19,600	$115,372	$39,538
Australia	99	—	1,039	—
Europe	(14)	661	802	667
Total Revenues - Services and fees	$64,395	$20,261	$117,213	$40,205

Revenues - Sale of goods
North America	$63	$—	$142	$2

Revenues - Interest income - Securities lending:
North America	$2,218	$—	$2,218	$—

Total Revenues:
North America	$66,591	$19,600	$117,732	$39,540
Australia	99	—	1,039	—
Europe	(14)	661	802	667
Total Revenues	$66,676	$20,261	$119,573	$40,207

The following table presents long-lived assets, which consists of property and equipment and other assets, by geographical area:

	As of	As of
	June 30,	December 31,
	2017	2016
Long-lived Assets - Property and Equipment, net:
North America	$13,450	$5,785
Australia	—	—
Europe	—	—
Total	$13,450	$5,785

Segment assets are not reported to, or used by, the Company’s Chief Operating Decision Maker to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.

NOTE 16— SUBSEQUENT EVENTS

Acquisition of Wunderlich Securities, Inc.

On May 17, 2017, the Company and certain wholly owned subsidiaries of the Company entered into a Merger Agreement with Wunderlich Investment Company, Inc., a Delaware corporation (“Wunderlich”), and Stephen Bonnema, in his capacity as the Stockholder Representative (the “Stockholder Representative”), collectively (the “Wunderlich Merger Agreement”). Pursuant to the Wunderlich Merger Agreement, customary closing conditions were satisfied and the acquisition was completed on July 3, 2017. The Company also entered into a registration rights agreement with certain shareholders of Wunderlich (the “ Registration Rights Agreement”) on July 3, 2017. The Registration Rights Agreement provides the Wunderlich shareholder signatories with the right to notice of and, subject to certain conditions, the right to register shares of the Company’s common stock in certain future registered offerings of shares of the Company’s common stock. In connection with the acquisition Wunderlich on July 3, 2017, the total consideration of $72,958 included $36,649 of cash used to retire existing Wunderlich preferred stock and debt and the issuance of 1,974,812 shares of the Company’s common stock with an estimated fair value of $31,414 and 821,816 newly issued common stock warrants with an estimated fair value of $4,895. The Company has not completed the preliminary purchase price accounting since it is in the process of completing its asset and liquidity appraisals related to this acquisition.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in Item 1A of Part II of this Quarterly Report under the caption “Risk Factors.”

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: volatility in our revenues and results of operations; changing conditions in the financial markets; our ability to generate sufficient revenues to achieve and maintain profitability; the short term nature of our engagements; the accuracy of our estimates and valuations of inventory or assets in “guarantee” based engagements; competition in the asset management business; potential losses related to our auction or liquidation engagements; our dependence on communications, information and other systems and third parties; potential losses related to purchase transactions in our auction and liquidations business; the potential loss of financial institution clients; potential losses from or illiquidity of our proprietary investments; changing economic and market conditions; potential liability and harm to our reputation if we were to provide an inaccurate appraisal or valuation; potential mark-downs in inventory in connection with purchase transactions; failure to successfully compete in any of our segments; loss of key personnel; our ability to borrow under our credit facilities or at-the-market offering as necessary; failure to comply with the terms of our credit agreements or senior notes; our ability to meet future capital requirements; our ability to realize the benefits of our completed acquisitions, including our ability to achieve anticipated opportunities and operating cost savings, and accretion to reported earnings estimated to result from completed and proposed acquisitions in the time frame expected by management or at all; the reaction to our recently completed acquisition of customers, employees and counterparties; and the diversion of management time on acquisition-related issues. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Except as otherwise required by the context, references in this Quarterly Report to the “Company,” “B. Riley,” “we,” “us” or “our” refer to the combined business of B. Riley Financial, Inc. and all of its subsidiaries.

Overview

B. Riley Financial, Inc. and its subsidiaries (NASDAQ: RILY) provide collaborative financial services and solutions through several subsidiaries, including:

●	B. Riley & Co., LLC (“BRC”) and FBR & Co. (“FBR”), are mid-sized, full service investment banks providing financial advisory, corporate finance, research, securities lending and sales & trading services to corporate, institutional and high net worth individual clients;

●	B. Riley Capital Management, LLC, a Securities and Exchange Commission (“SEC”) registered investment advisor, which includes:

○	B. Riley Asset Management, an advisor to certain private funds and to institutional and high net worth investors;

○	B. Riley Wealth Management (formerly MK Capital Advisors), a multi-family office practice and wealth management firm focused on the needs of ultra-high net worth individuals and families; and

○	Great American Capital Partners, LLC (“GACP”), the general partner of a private fund, GACP I, L.P. a direct lending fund that provides senior secured loans and second lien secured loan facilities to middle market public and private U.S. companies.

●	Great American Group, LLC, a leading provider of asset disposition and auction solutions to a wide range of retail and industrial clients;

●	Great American Group Advisory and Valuation Services, LLC, a leading provider of appraisal and valuation services for asset based lenders, private equity firms and corporate clients; and

We also pursue a strategy of investing in or acquiring companies which we believe have attractive investment return characteristics. On July 1, 2016, we acquired United Online, Inc. (“UOL”) as part of our principal investment strategy.

●	UOL is a communications company that offers subscription services and products, consisting of Internet access services and devices under the NetZero and Juno brands primarily sold in the United States.

We are headquartered in Los Angeles with offices in major financial markets throughout the United States and Europe.

For financial reporting purposes we classify our businesses into four segments: (i) capital markets, (ii) auction and liquidation, (iii) valuation and appraisal; and (vi) principal investments – United Online.

Capital Markets Segment. Our capital markets segment provides a full array of investment banking, corporate finance, research, securities lending, wealth management, sales and trading services to corporate, institutional and high net worth clients. Our corporate finance and investment banking services include merger and acquisitions as well as restructuring advisory services to public and private companies, initial and secondary public offerings, and institutional private placements.  In addition, we trade equity securities as a principal for our account, including investments in funds managed by our subsidiaries. Our capital markets segment also includes our asset management businesses that manage various private and public funds for institutional and individual investors.

Auction and Liquidation Segment. Our auction and liquidation segment utilizes our significant industry experience, a scalable network of independent contractors and industry-specific advisors to tailor our services to the specific needs of a multitude of clients, logistical challenges and distressed circumstances. Furthermore, our scale and pool of resources allow us to offer our services across North American as well as parts of Europe, Asia and Australia. Our auction and liquidation segment operates through two main divisions, retail store liquidations and wholesale and industrial assets dispositions. Our wholesale and industrial assets dispositions division operates through limited liability companies that are controlled by us.

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

Recent Developments

On February 17, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FBR & Co. (“FBR”), pursuant to which FBR was to merge with and into the Company (or a subsidiary of the Company), with the Company (or its subsidiary) as the surviving corporation (the “Merger”). On May 1, 2017, the Company and FBR filed a registration statement for the planned Merger. The shareholders of the Company and FBR approved the acquisition on June 1, 2017, customary closing conditions were satisfied and the acquisition was completed on June 1, 2017. Subject to the terms and conditions of the Merger Agreement, each outstanding share of FBR common stock (“FBR Common Stock”) was converted into the right to receive 0.671 of a share of our common stock. The total acquisition consideration for FBR was estimated to be $73.5 million, which includes the issuance of approximately 4,831,633 shares of our common stock with an estimated fair value of $71.0 million (based on the closing price of our common stock on June 1, 2017) and restricted stock awards with a fair value of $2.5 million attributable to the service period prior to June 1, 2017. We believe that the acquisition of FBR will allow us to benefit from investment banking, corporate finance, securities lending, research, and sales and trading services provided by FBR and planned synergies from the elimination of duplicate corporate overhead and management functions with us.

In connection with terms of the Merger Agreement, on June 1, 2017 the number of directors comprising our full Board of Directors was increased by one, with Richard J. Hendrix, Chairman, President and Chief Executive Officer of FBR, being appointed to fill the new seat in accordance with the terms of his employment agreement. Concurrently with the appointment of Mr. Hendrix, the number of directors comprising our full Board of Directors was again increased by one, with Robert L. Antin appointed as an independent director to fill the new seat.

On May 17, 2017, we entered into a Merger Agreement with Wunderlich Investment Company, Inc., a Delaware corporation (“Wunderlich”), and Stephen Bonnema, in his capacity as the Stockholder Representative (the “Stockholder Representative”), collectively (the “Wunderlich Merger Agreement”). Pursuant to the Wunderlich Merger Agreement, customary closing conditions were satisfied and the acquisition was completed on July 3, 2017. We also entered into a registration rights agreement with certain shareholders of Wunderlich (the “Registration Rights Agreement”) on July 3, 2017. The Registration Rights Agreement provides the Wunderlich shareholder signatories with the right to notice of and, subject to certain conditions, the right to register shares of our common stock in certain future registered offerings of shares of our common stock. In connection with the acquisition Wunderlich on July 3, 2017, the total consideration of $73.0 million included $36.7 million of cash used to retire existing Wunderlich preferred stock and debt and the issuance of approximately 1,974,812 shares of the Company’s common stock with an estimated fair value of $31.4 million and 821,816 newly issued common stock warrants with an estimated fair value of $4.9 million.

In connection with terms of the Wunderlich Merger Agreement, on July 5, 2017 the number of directors comprising our full Board of Directors was increased by one, with Gary K. Wunderlich, Jr., Chief Executive Officer of Wunderlich, being appointed to fill the new seat in accordance with the terms of his employment agreement. Concurrently with the appointment of Mr. Wunderlich, the number of directors comprising our full Board of Directors was again increased by one, with Michael J. Sheldon appointed as an independent director to fill the new seat.

In June 2017, we implemented costs savings measures taking into account the planned synergies as a result of the acquisition of FBR which included a reduction in force for some of the corporate executives of FBR and a restructuring to integrate FBR’s operations with our operations in the Capital Market’s segment. These initiatives resulted in a restructuring charge of $6.1 million in the second quarter of 2017. The restructuring charge included $2.2 million related to severance and accelerated vesting of restricted stock awards to former corporate executives of FBR and $3.3 million of severance, accelerated vesting of stock awards to employees and $0.6 million of lease loss accruals for the planned consolidation of office space related to operations in the Capital Markets segment.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, reserves for accounts receivable and slow moving goods held for sale or auction, the carrying value of goodwill and other intangible assets, fair value measurements, share-based compensation and accounting for income tax valuation allowances can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended June 30, 2017.

Results of Operations

The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Condensed Consolidated Statements of Operations

(Dollars in thousands)

	Three Months June 30, 2017		Three Months June 30, 2016
	Amount	%	Amount	%
Revenues:
Services and fees	$64,395	96.6%	$20,261	100.0%
Interest income - Securities lending	2,218	3.3%	—	0.0%
Sale of goods	63	0.1%	—	0.0%
Total revenues	66,676	100.0%	20,261	100.0%

Operating expenses:
Direct cost of services	18,485	27.7%	5,560	27.4%
Cost of goods sold	130	0.2%	—	0.0%
Selling, general and administrative expenses	37,722	56.6%	14,521	71.7%
Restructuring costs	6,214	9.3%	—	0.0%
Interest expense - Securities lending	1,565	2.3%	—	0.0%
Total operating expenses	64,116	96.2%	20,081	99.1%
Operating income	2,560	3.8%	180	0.9%
Other income (expense):
Interest income	150	0.2%	3	0.0%
Interest expense	(1,894)	(2.8%)	(275)	(1.3%)
Income (loss) before income taxes	816	1.2%	(92)	(0.4%)
Benefit for income taxes	2,547	3.8%	65	0.3%
Net income (loss)	3,363	5.0%	(27)	(0.1%)
Net income attributable to noncontrolling interests	83	0.1%	74	0.4%
Net income (loss) attributable to B. Riley Financial, Inc.	$3,280	4.9%	$(101)	(0.5%)

Revenues

The table below and the discussion that follows are based on how we analyze our business.

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016		Change
	Amount	%	Amount	%	Amount	%
Revenues - Services and Fees:
Capital Markets segment	$21,676	32.5%	$7,172	35.4%	$14,504	202.2%
Auction and Liquidation segment	21,807	32.7%	5,393	26.6%	16,414	304.4%
Valuation and Appraisal segment	7,960	11.9%	7,696	38.0%	264	3.4%
Principal Investments - United Online segment	12,952	19.4%	—	n/m	12,952	n/m
Subtotal	64,395	96.6%	20,261	100.0%	44,134	217.8%

Revenues - Sale of goods
Principal Investments - United Online segment	63	0.1%	—	n/m	63	n/m

Interest income - Securities lending
Capital Markets segment	2,218	3.3%	—	n/m	2,218	n/m
Total revenues	$66,676	100.0%	$20,261	100.0%	$46,415	229.1%

n/m - Not applicable or not meaningful.

Total revenues increased $46.4 million to $66.7 million during the three months ended June 30, 2017 from $20.3 million during the three months ended June 30, 2016. The increase in revenues during the three months ended June 30, 2017 was primarily due to an increase in revenues from services and fees of $44.1 million, an increase in revenues from interest income – securities lending of $2.2 million and an increase in revenues from the sale of goods of $0.1 million. The increase in revenues from services and fees of $44.1 million in 2017 was primarily due to an increase in revenues of (a) $14.5 million in the capital markets segment, (b) $16.4 million in the auction and liquidation segment, (c) $0.3 million in the valuation and appraisal segment, and (d) $13.0 million in the principal investments - United Online segment from the acquisition of UOL on July 1, 2016. The increase in $2.2 million of interest income – securities lending was as a result of the acquisition of FBR. The increase in revenues from sale of goods of $0.1 million was primarily due to sale of certain products in the principal investments - United Online segment.

Revenues from services and fees in the capital markets segment increased $14.5 million, to $21.7 million during the three months ended June 30, 2017 from $7.2 million during the three months ended June 30, 2016. The increase in revenues was primarily due to an increase in revenues of $9.1 million from investment banking fees, $5.1 million from commissions, fees and other income primarily earned from research, sales and trading, and wealth management services and $0.3 million from trading income. The increase in revenues from investment banking fees was primarily due an increase of $6.2 million from the acquisition of FBR on June 1, 2017 and $2.9 million due an increase in the number of investment banking transactions where we acted as an advisor in 2017 as compared to the same period in 2016. The increase in revenues from commissions, fees and other income primarily earned from research, sales and trading, and wealth management services was primarily due to an increase in fees and commissions earned from research, sales and trading and incentive management fees earned from our various funds we manage which included $2.5 million of revenues from the acquisition of FBR on June 1, 2017. The increase in revenues from trading income in 2017 was primarily due to an increase in income we earned from trading activities in our propriety trading account.

Revenues from services and fees in the auction and liquidation solutions increased $16.4 million, to $21.8 million during the three months ended June 30, 2017 from $5.4 million during the three months ended June 30, 2016. The increase in revenues of $16.4 million was primarily due to an increase in revenues of $15.4 million from services and fees from retail liquidation engagements and $1.0 million from services and fees in our wholesale and industrial auction division. The increase in revenues from services and fees from retail liquidation engagements was primarily due to an increase in the number of fee and commission based retail liquidation engagements for store closings and going-out-of-business sales in 2017 as compared to the same period in 2016. The increase in revenues from services and fees in our wholesale and industrial division was primarily due to a increase in the number of wholesale and industrial auction engagements in 2017 as compared to the same period in 2016.

Revenues from services and fees in the valuation and appraisal segment increased $0.3 million, or 3.4%, to $8.0 million during the three months ended June 30, 2017 from $7.7 million during the three months ended June 30, 2016. The increase in revenues was primarily due to increases of (a) $0.2 million related to appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors and (b) $0.1 million related to appraisal engagements where we perform valuations of machinery and equipment.

Revenues from services and fees in the principal investments - United Online segment of $13.0 million during the three months ended June 30, 2017 were the result of the acquisition of UOL on July 1, 2016.  These revenues include $9.8 million in services and fees primarily from customer paid accounts related to our Internet access and related subscription services and $3.2 million in advertising revenues from Internet display advertising and search related to our email and Internet access services. Over the past several years revenues from paid subscription services have declined year over year as a result of a decline in the number of paid subscribers for our services. Management believes the decline in paid subscriber accounts is primarily attributable to the industry trends of consumers switching from dial-up Internet access to high speed Internet access such as cable and DSL. Management expects revenues in the principal investments - United Online segment to continue to decline year over year.

Operating Expenses

Direct Cost of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the three months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30, 2017				Three Months Ended June 30, 2016
	Auction and Liquidation Segment	Valuation and Appraisal Segment	Principal Investments - United Online Segment	Total	Auction and Liquidation Segment	Valuation and Appraisal Segment	Principal Investments - United Online Segment	Total
Revenues - Services and fees	$21,807	$7,960	$12,952		$5,393	$7,696	$—
Direct cost of services	11,763	3,581	3,141	$18,485	2,087	3,473	—	$5,560
Gross margin on services and fees	$10,044	$4,379	$9,811		$3,306	$4,223	$—
Gross margin percentage	46.1%	55.0%	75.7%		61.3%	54.9%	n/m

n/m - Not applicable or not meaningful.

Total direct costs increased $12.9 million, to $18.5 million during the three months ended June 30, 2017 from $5.6 million during the three months ended June 30, 2016. Direct costs of services increased by (a) $9.7 million in the auction and liquidation segment, (b) $0.1 million in the valuation and appraisal segment, and (c) $3.1 million in the principal investments - United Online segment as a result of the acquisition of UOL on July 1, 2016. The increase in direct costs in the auction and liquidation segment was primarily due to an increase in the number of fee and commission type engagements in 2017 and compared to the same period in 2016. The increase in direct costs of services in the valuation and appraisal segment was primarily due to an increase in payroll and related expenses due to an increase headcount 2017 as compared to the same period in 2016.

Gross margin in the auction and liquidation segment for services and fees decreased to 46.1% of revenues during the three months ended June 30, 2017, as compared to 61.3% of revenues during the three months ended June 30, 2016. Although the gross margin percentage decreased during the three months ended June 30, 2017 as compared to the same period in 2016, primarily due to a change in the mix of fee and commission type engagements, the overall gross margin in the auction and liquidation segment increased by $6.7 million, from $3.3 million to $10.0 million. The increase in gross margin on services and fees was primarily due to an increase in the number of fee and commission type retail liquidation engagements during the second quarter of 2017 as compared to the same period in 2016.

Gross margin in the valuation and appraisal segment for services and fees increased to 55.0% of revenues during the three months ended June 30, 2017, from 54.9% of revenues during the three months ended June 30, 2016. The increase in gross margin is primarily due to a decrease in payroll and related expenses during the three months ended June 30, 2017 as compared to same period in 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended June, 2017 and 2016 were comprised of the following:

Selling, General and Administrative Expenses

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$23,233	61.6%	$7,692	53.0%	$15,541	202.0%
Auction and Liquidation segment	2,754	7.3%	1,614	11.1%	1,140	70.6%
Valuation and Appraisal segment	2,105	5.6%	2,148	14.8%	(43)	(2.0%)
Principal Investments - United Online segment	4,561	12.1%	—	n/m	4,561	n/m
Corporate and Other segment	5,069	13.4%	3,067	21.1%	2,002	65.3%
Total selling, general & administrative expenses	$37,722	100.0%	$14,521	100.0%	$23,201	159.8%

Total selling, general and administrative expenses increased $23.2 million, to $37.7 million during the three months ended June 30, 2017 from $14.5 million for the three months ended June 30, 2016. The increase was primarily due to an increase in selling, general and administrative expenses of (a) $15.5 million in the capital markets segment, (b) $1.1 million in the auction and liquidation segment, (c) $4.6 million in the principal investments - United Online segment as a result of the acquisition of UOL on July 1, 2016, and (d) $2.0 million in corporate and other.

Capital Markets

Selling, general and administrative expenses in the capital markets segment increased by $15.5 million to $23.2 million during the three months ended June 30, 2017 from $7.7 million during the three months ended June 30, 2016. The increase in expenses was primarily due to an increase in (a) operating costs of $12.6 million related to the acquisition of FBR on June 1, 2016, (b) payroll and related expenses of $2.5 million primarily related to an increases in incentive compensation as a result of the increase in revenues from investment banking fees in 2017 as compared to the same period in 2016, and (c) other operating expenses of $0.4 million.

Auction and Liquidation

Selling, general and administrative expenses in the auction and liquidation segment increased $1.1 million, or 70.6%, to $2.8 million during the three months ended June 30, 2017 from $1.6 million for the three months ended June 30, 2016. The increase in expenses was primarily due to an increase in (a) payroll and related expenses in the amount of $0.8 million primarily related to incentive compensation as a result of the improved operating results in 2017 as compared to the same period in 2016, (b) losses on foreign currency translation amounts in the amount of $0.1 million related to our Australian and European operations, and (c) legal and professional fees of $0.2 million.

Valuation and Appraisal

Selling, general and administrative expenses in the valuation and appraisal segment were $2.1 million during each of the three months ended June 30, 2017 and 2016.

Principal Investments - United Online

Selling, general and administrative expenses in the principal investments - United Online segment of $4.6 million during the three months ended June 30, 2017 were the result of the acquisition of UOL on July 1, 2016. These expenses include $1.3 million of technology and development expenses, $0.3 million of sales and marketing expenses, $1.6 million of general and administrative expenses and $1.4 million of amortization of intangibles. Technology and development expenses include expenses for product development, maintenance of existing software, technology and websites. Sales and marketing expenses include expenses associated personnel and overhead-related expenses for marketing, customer service, and advertising sales personnel to acquire and retain paid subscribers. Expenses associated with generating advertising revenues include sales commissions and personnel-related expenses. General and administrative expenses consist of personnel-related expenses for management in the principal investments - United Online segment, facilities, internal customer support personnel and personnel associated with operating our corporate systems. Amortization of intangibles includes amortization expense related to customer lists, advertising relationships, domain names and internally developed software.

Corporate and Other

Selling, general and administrative expenses for corporate and other increased $2.0 million, to $5.1 million during the three months ended June 30, 2017 from $3.1 million for the three months ended June 30 2016. The increase was primarily due to an increase in (a) payroll and related expenses of $1.1 million in 2017 as compared to the same period in 2016, (b) a fair value adjustment of $6.3 million in connection with the mandatorily redeemable noncontrolling interests; (c) other general corporate expense of $0.3 million; and (d) transactions costs of $0.3 million incurred for professional fees that primarily related to the acquisitions of FBR and Dialectic during the second quarter of 2017. These increases in corporate overhead were offset by an insurance recovery in the amount of $6.0 million related to key man life insurance on one of our executives in our appraisal segment.

Restructuring Charge. During the three months ended June 30 2017, we incurred a restructuring charge of $6.2 million. There was no restructuring charge during the three months ended June 30, 2016. In June 2017, we implemented costs savings measures taking into account the planned synergies as a result of the acquisition of FBR which included a reduction in force for some of the corporate executives of FBR and a restructuring to integrate FBR’s operations with our operations in the capital market’s segment. These initiatives resulted in a restructuring charge of $6.1 million in the second quarter of 2017. The restructuring charge included $2.2 million related to severance and accelerated vesting of restricted stock awards to former corporate executives of FBR and $2.5 million of severance, accelerated vesting of stock awards to employees and $1.4 million of lease loss accruals for the planned consolidation of office space related to operations in the capital markets segment. The restructuring charge in 2017 also included employee termination costs of $0.1 related to a reduction in personnel in the principal investments – United Online segment of our operations.

Other Income (Expense). Other income included interest income of $0.2 million during the three months ended June 30, 2017 and less than $0.1 million during the three months ended June 30, 2016. Interest expense was $1.9 million during the three months ended June 30, 2017 as compared to $0.3 million during the three months ended June 30, 2016. The increase in interest expense during the three months ended June 30, 2017 was primarily due to (a) interest expense of $0.2 million incurred on the acquisition consideration payable related to our acquisition of UOL on July 1, 2016 as a result of the Quadre Litigation; (b) an increase in interest expense of $0.4 million incurred on borrowing under our asset based credit facility for retail liquidation engagements, and (c) interest expense of $1.0 million incurred in 2017 from the issuance of senior notes due in 2021 and 2027.

Income (Loss) Before Income Taxes. Income before income taxes increased $0.9 million to $0.8 million during the three months ended June 30, 2017 from a loss before income taxes of $0.1 million during the three months ended June 30, 2016. The increase in income before income taxes was primarily due to an increase in operating income of (a) $5.6 million in our auction and liquidation segment, (b) $0.2 million in our valuation and appraisal segment, and (c) $5.1 million of income generated from our principal investments - United Online segment as a result of the acquisition of UOL on July 1, 2016, and by (a) a decrease in operating income of $4.3 million in our capital markets segment; (b) an increase in corporate overhead of $4.2 million; and (c) an increase in net interest expense of $1.5 million.

Benefit for Income Taxes. Benefit for taxes was $2.5 million during the three months ended June 30, 2017 compared to $0.1 million during the three months ended June 30, 2016. The benefit for income taxes during the three months ended June 30, 2017 included a tax benefit due to a non-taxable insurance recovery in the amount of $6.0 million that was received in the second quarter of 2017. The effective income tax rate was a benefit of 312.1% for the three months ended June 30, 2017 as compared to 70.7% for the three months ended June 30, 2016.

Net Income Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interests represents the proportionate share of net income generated by Great American Global Partners, LLC, in which we have a 50% membership interest, that we do not own. The net income attributable to noncontrolling interests was $0.1 million during the three months ended June 30, 2017 and 2016.

Net Income (Loss) Attributable to the Company. Net income attributable to the Company for the three months ended June 30, 2017 was $3.3 million, an increase of $3.4 million, from net loss attributable to the Company of $0.1 million for the three months ended June 30, 2016. The increase in net income during the three months ended June 30, 2017 as compared to the same period in 2016 was primarily due to (a) an increase in operating income in the auction and liquidation segment; (b) operating income from the principal investments - United Online segment as a result of the acquisition of UOL on July 1, 2016 as discussed above; and (c) the impact of the benefit from income taxes as discussed above.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Condensed Consolidated Statements of Operations

(Dollars in thousands)

	Six Months June 30, 2017		Six Months June 30, 2016
	Amount	%	Amount	%
Revenues:
Services and fees	$117,213	98.0%	$40,205	100.0%
Interest income - Securities lending	2,218	1.9%	—	0.0%
Sale of goods	142	0.1%	2	0.0%
Total revenues	119,573	100.0%	40,207	100.0%

Operating expenses:
Direct cost of services	36,086	30.2%	12,243	30.4%
Cost of goods sold	189	0.2%	2	0.0%
Selling, general and administrative expenses	61,874	51.7%	26,117	65.0%
Restructuring costs	6,588	5.5%	—	0.0%
Interest expense - Securities lending	1,565	1.3%	—	0.0%
Total operating expenses	106,302	88.9%	38,362	95.4%
Operating income	13,271	11.1%	1,845	4.6%
Other income (expense):
Interest income	282	0.2%	6	0.0%
Interest expense	(2,685)	(2.2%)	(407)	(1.0%)
Income before income taxes	10,868	9.1%	1,444	3.6%
Benefit (provision) for income taxes	6,396	5.3%	(101)	(0.3%)
Net income	17,264	14.4%	1,343	3.3%
Net (loss) income attributable to noncontrolling interests	(37)	0.0%	1,196	2.9%
Net income attributable to B. Riley Financial, Inc.	$17,301	14.5%	$147	0.4%

Revenues

The table below and the discussion that follows are based on how we analyze our business.

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016		Change
	Amount	%	Amount	%	Amount	%
Revenues - Services and fees:
Capital Markets segment	$39,399	32.9%	$12,736	31.7%	$26,663	209.4%
Auction and Liquidation segment	35,803	29.9%	12,300	30.6%	23,503	191.1%
Valuation and Appraisal segment	15,756	13.2%	15,169	37.7%	587	3.9%
Principal Investments - United Online segment	26,255	22.0%	—	n/m	26,255	n/m
Subtotal	117,213	98.0%	40,205	100.0%	77,008	191.5%

Revenues - Sale of goods:
Auction and Liquidation	—	n/m	2	n/m	(2)	n/m
Principal Investments - United Online segment	142	0.1%	—	n/m	142	n/m
Subtotal	142	0.1%	2	0.0%	140	n/m

Interest income - Securities lending
Capital Markets segment	2,218	1.9%	—	n/m	2,218	n/m

Total revenues	$119,573	100.0%	$40,207	100.0%	$79,366	197.4%

n/m - Not applicable or not meaningful.

Total revenues increased $79.4 million to $119.6 million during the six months ended June 30, 2017 from $40.2 million during the six months ended June 30, 2016. The increase in revenues during the six months ended June 30, 2017 was primarily due to an increase in revenues from services and fees of $77.0 million, an increase in revenues from interest income – securities lending of $2.2 and an increase in revenues from the sale of goods of $0.1 million. The increase in revenues from services and fees of $77.0 million in 2017 was primarily due to an increase in revenues of (a) $26.7 million in the capital markets segment, (b) $23.5 million in the auction and liquidation segment, (c) $0.6 million in the valuation and appraisal segment, and (d) $26.3 million in the principal investments - United Online segment from the acquisition of UOL on July 1, 2016. The increase in $2.2 million of interest income – securities lending was as a result of the acquisition of FBR. The increase in revenues from sale of goods of $0.1 million was primarily due to sale of certain products in the principal investments - United Online segment.

Revenues from services and fees in the capital markets segment increased $26.7 million, to $39.4 million during the six months ended June 30, 2017 from $12.7 million during the six months ended June 30, 2016. The increase in revenues was primarily due to an increase in revenues of $16.5 million from investment banking fees, $7.7 million from commissions, fees and other income primarily earned from research, sales and trading, and wealth management services and $2.5 million from trading income. The increase in revenues from investment banking fees was primarily due an increase of $6.2 million from the acquisition of FBR on June 1, 2017 and $10.3 million due an increase in the number of investment banking transactions where we acted as an advisor in 2017 as compared to the same period in 2016. The increase in revenues from commissions, fees and other income primarily earned from research, sales and trading, and wealth management services was primarily due to an increase in fees and commissions earned from research, sales and trading and incentive management fees earned from our various funds we manage which included $2.5 million of revenues from the acquisition of FBR on June 1, 2017. The increase in revenues from trading income in 2017 was primarily due to an increase in income we earned from trading activities in our propriety trading account.

Revenues from services and fees in the auction and liquidation solutions increased $23.5 million, to $35.8 million during the six months ended June 30, 2017 from $12.3 million during the six months ended June 30, 2016. The increase in revenues of $23.5 million was primarily due to an increase in revenues of $25.8 million from services and fees from retail liquidation engagements, offset by a decrease in revenues of $2.3 million from services and fees in our wholesale and industrial auction division. The increase in revenues from services and fees from retail liquidation engagements was primarily due to an increase in the number of fee and commission based retail liquidation engagements for store closings and going-out-of-business sales in 2017 as compared to the same period in 2016. The decrease in revenues from services and fees in our wholesale and industrial division was primarily due to a decrease in the number of wholesale and industrial auction engagements in 2017 as compared to the same period in 2016.

Revenues from services and fees in the valuation and appraisal segment increased $0.6 million, or 3.9%, to $15.8 million during the six months ended June 30, 2017 from $15.2 million during the six months ended June 30, 2016. The increase in revenues was primarily due to increases of (a) $0.2 million related to appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors; (b) $0.2 million related to appraisal engagements where we perform valuations of machinery and equipment, and (c) $0.2 million related to appraisal engagements where we perform valuations of intellectual property and business valuations.

Revenues from services and fees in the principal investments - United Online segment of $26.3 million during the six months ended June 30, 2017 were the result of the acquisition of UOL on July 1, 2016.  These revenues include $20.5 million in services and fees primarily from customer paid accounts related to our Internet access and related subscription services and $5.8 million in advertising revenues from Internet display advertising and search related to our email and Internet access services. Over the past several years revenues from paid subscription services have declined year over year as a result of a decline in the number of paid subscribers for our services. Management believes the decline in paid subscriber accounts is primarily attributable to the industry trends of consumers switching from dial-up Internet access to high speed Internet access such as cable and DSL. Management expects revenues in the principal investments - United Online segment to continue to decline year over year.

Operating Expenses

Direct Cost of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the six months ended June 30, 2017 and 2016 are as follows:

	Six Months Ended June 30, 2017				Six Months Ended June 30, 2016
	Auction and Liquidation Segment	Valuation and Appraisal Segment	Principal Investments - United Online Segment	Total	Auction and Liquidation Segment	Valuation and Appraisal Segment	Principal Investments - United Online Segment	Total
Revenues - Services and fees	$35,803	$15,756	$26,255		$12,300	$15,169	$—
Direct cost of services	22,097	7,253	6,736	$36,086	5,505	6,738	—	$12,243
Gross margin on services and fees	$13,706	$8,503	$19,519		$6,795	$8,431	$—

Gross margin percentage	38.3%	54.0%	74.3%		55.2%	55.6%	n/m

n/m - Not applicable or not meaningful.

Total direct costs increased $23.9 million, to $36.1 million during the six months ended June 30, 2017 from $12.2 million during the six months ended June 30, 2016. Direct costs of services increased by (a) $16.6 million in the auction and liquidation segment, (b) $0.6 million in the valuation and appraisal segment, and (c) $6.7 million in the principal investments - United Online segment as a result of the acquisition of UOL on July 1, 2016. The increase in direct costs in the auction and liquidation segment was primarily due to an increase in the number of fee and commission type engagements in 2017 compared to the same period in 2016. The increase in direct costs of services in the valuation and appraisal segment was primarily due to an increase in payroll and related expenses due to an increase headcount 2017 as compared to the same period in 2016.

Gross margin in the auction and liquidation segment for services and fees decreased to 38.3% of revenues during the six months ended June 30, 2017, as compared to 55.2% of revenues during the six months ended June 30, 2016. Although the gross margin percentage decreased during the six months ended June 30, 2017 as compared to the same period in 2016, primarily due to a change in the mix of fee and commission type engagements, the overall gross margin in the auction and liquidation segment increased by $6.9 million, from $6.8 million to $13.7 million. The increase in gross margin on services and fees was primarily due to an increase in the number of fee and commission type retail liquidation engagements during the second quarter of 2017 as compared to the same period in 2016.

Gross margin in the valuation and appraisal segment for services and fees decreased to 54.0% of revenues during the six months ended June 30, 2017, as compared to 55.6% of revenues during the six months ended June 30, 2016. The decrease in gross margin is primarily due to an increase in payroll and related expenses during the six months ended June 30, 2017 as compared to same period in 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the six months ended June, 2017 and 2016 were comprised of the following:

Selling, General and Administrative Expenses

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$34,329	55.5%	$13,887	53.2%	$20,442	147.2%
Auction and Liquidation segment	4,609	7.5%	2,880	11.0%	1,729	60.0%
Valuation and Appraisal segment	4,229	6.8%	4,296	16.4%	(67)	(1.6%)
Principal Investments - United Online segment	9,713	15.7%	—	n/m	9,713	n/m
Corporate and Other segment	8,994	14.5%	5,054	19.4%	3,940	78.0%
Total selling, general & administrative expenses	$61,874	100.0%	$26,117	100.0%	$35,757	136.9%

Total selling, general and administrative expenses increased $35.8 million, to $61.9 million during the six months ended June 30, 2017 from $26.1 million for the six months ended June 30, 2016. The increase was primarily due to an increase in selling, general and administrative expenses of (a) $20.4 million in the capital markets segment, (b) $1.7 million in the auction and liquidation segment, (c) $9.7 million in the principal investments - United Online segment as a result of the acquisition of UOL on July 1, 2016, and (d) $3.9 million in corporate and other, offset by $0.1 million decrease in the valuation and appraisal segment.

Capital Markets

Selling, general and administrative expenses in the capital markets segment increased by $20.4 million, or 147.2% to $34.3 million during the six months ended June 30, 2017 from $13.9 million during the six months ended June 30, 2016. The increase in expenses was primarily due to (a) an increase in operating costs of $12.6 million related to the acquisition of FBR on June 1, 2016; (b) an increase in payroll and related expenses of $7.1 million, primarily due to an increases in incentive compensation as a result of the increase in revenues from investment banking fees in 2017 as compared to the same period in 2016 discussed above, and (c) an increase in other general and administrative expenses of $0.7 million.

Auction and Liquidation

Selling, general and administrative expenses in the auction and liquidation segment increased $1.7 million, or 60.0%, to $4.6 million during the six months ended June 30, 2017 from $2.9 million for the six months ended June 30, 2016. The increase in expenses was primarily due to an increase in (a) payroll and related expenses in the amount of $0.8 million primarily related to incentive compensation as a result of the improved operating results in 2017 as compared to the same period in 2016, (b) losses on foreign currency translation amounts in the amount of $0.3 million related to our Australian and European operations, (c) legal and professional fees of $0.3 million, and (d) other general and administrative expenses of $0.3 million.

Valuation and Appraisal

Selling, general and administrative expenses in the valuation and appraisal segment decreased $0.1 million, or 1.6% to $4.2 million during the six months ended June 30, 2017 from $4.3 million for six month ended June 30, 2016. The decrease in expenses was primarily due to a decrease in other general and administrative expenses in 2017 as compared to the same period in 2016.

Principal Investments - United Online

Selling, general and administrative expenses in the principal investments - United Online segment of $9.7 million during the six months ended June 30, 2017 were the result of the acquisition of UOL on July 1, 2016. These expenses include $2.6 million of technology and development expenses, $0.6 million of sales and marketing expenses, $3.7 million of general and administrative expenses and $2.8 million of amortization of intangibles. Technology and development expenses include expenses for product development, maintenance of existing software, technology and websites. Sales and marketing expenses include expenses associated personnel and overhead-related expenses for marketing, customer service, and advertising sales personnel to acquire and retain paid subscribers. Expenses associated with generating advertising revenues include sales commissions and personnel-related expenses. General and administrative expenses consist of personnel-related expenses for management in the principal investments - United Online segment, facilities, internal customer support personnel and personnel associated with operating our corporate systems. Amortization of intangibles includes amortization expense related to customer lists, advertising relationships, domain names and internally developed software.

Corporate and Other

Selling, general and administrative expenses for corporate and other increased $3.9 million, to $9.0 million during the six months ended June 30, 2017 from $5.1 million for the six months ended June 30 2016. The increase was primarily due to an increase in (a) payroll and related expenses of $1.9 million in 2017 as compared to the same period in 2016, (b) a fair value adjustment of $6.3 million in connection with the mandatorily redeemable noncontrolling interests; (c) transactions costs of $1.2 million incurred for professional fees that primarily related to the acquisition of FBR and Dialectic during the second quarter of 2017; and (d) other general corporate expenses of $0.5 million. These increases in corporate overhead were offset by an insurance recovery in the amount of $6.0 million related to key man life insurance on one of our executives in our appraisal segment.

Restructuring Charge. During the six months ended June 30 2017, we incurred a restructuring charge of $6.6 million. There was no restructuring charge during the six months ended June 30, 2016. In June 2017, we implemented costs savings measures taking into account the planned synergies as a result of the acquisition of FBR which included a reduction in force for some of the corporate executives of FBR and a restructuring to integrate FBR’s operations with our operations in the capital market’s segment. These initiatives resulted in a restructuring charge of $6.1 million in the second quarter of 2017. The restructuring charge included $2.2 million related to severance and accelerated vesting of restricted stock awards to former corporate executives of FBR and $2.5 million of severance, accelerated vesting of stock awards to employees and $1.4 million of lease loss accruals for the planned consolidation of office space related to operations in the capital markets segment. The restructuring charge in 2017 also included employee termination costs of $0.5 related to a reduction in personnel in the principal investments – United Online segment of our operations.

Other Income (Expense). Other income (expense) included interest income of $0.3 million during the six months ended June 30, 2017 and less than $0.1 million during the six months ended June 30, 2016. Interest expense was $2.7 million during the six months ended June 30, 2017 as compared to $0.4 million during the six months ended June 30, 2016. The increase in interest expense during the six months ended June 30, 2017 was primarily due to (a) interest expense of $0.4 million incurred on the acquisition consideration payable related to our acquisition of UOL on July 1, 2016 as a result of the Quadre Litigation; (b) an increase in interest expense of $0.4 million incurred on borrowing under our asset based credit facility for retail liquidation engagements; and (c) interest expense of $1.6 million incurred in 2017 from the issuance of senior notes.

Income Before Income Taxes. Income before income taxes increased $9.4 million to $10.9 million during the six months ended June 30, 2017 from $1.4 million during the six months ended June 30, 2016. The increase in income before income taxes was primarily due to an increase in operating income of (a) $9.3 million of income generated from our principal investments - United Online segment as a result of the acquisition of UOL on July 1, 2016, (b) $5.2 million in our auction and liquidations segment; (c) $3.0 million in our capital markets segment, and (d) $0.1 million in our valuation and appraisal segment, offset by (a) an increase in corporate overhead of $6.1 million and an increase in net interest expense of $2.1 million.

Benefit for Income Taxes. Benefit for taxes was $6.4 million during the six months ended June 30, 2017 compared to provision for taxes of $0.1 million during the six months ended June 30, 2016. The benefit for income taxes during the six months ended June 30, 2017 included a tax benefit of $8.4 million related to our election to treat the acquisition of UOL as a taxable business combination for income tax purposes in accordance with Internal Revenue Code Section 338(g) as more fully discussed in note 9 in the condensed consolidated financial statements. The tax provision during the six months ended June 30, 2017 also a tax benefit due to a non-taxable insurance recovery in the amount of $6.0 million that was received in the second quarter of 2017. The effective income tax rate was a benefit of 58.9% for the six months ended June 30, 2017 as compared to 7.0% for the six months ended June 30, 2016.

Net Income Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interests represents the proportionate share of net income generated by Great American Global Partners, LLC, in which we have a 50% membership interest, that we do not own. The net loss attributable to noncontrolling interests was less than $0.1 million during the six months ended June 30, 2017 compared to net income attributable to noncontrolling interests of $1.2 million during the six months ended June 30, 2016.

Net Income Attributable to the Company. Net income attributable to the Company for the six months ended June 30, 2017 was $17.3 million, an increase of $17.2 million, from $0.1 million for the six months ended June 30, 2016. The increase in net income during the six months ended June 30, 2017 as compared to the same period in 2016 was primarily due to (a) operating income from the principal investments - United Online segment as a result of the acquisition of UOL on July 1, 2016 as discussed above, (b) an increase in operating income in the auction and liquidation segment; (c) an increase in operating income in the capital markets segment; and (d) the impact of the benefit from income taxes as discussed above.

Liquidity and Capital Resources

Our operations are funded through a combination of existing cash on hand, cash generated from operations, proceeds from the issuance of common stock, and borrowings under our senior notes payable, credit facility and special purposes financing arrangements.  On May 10, 2016, we completed a secondary offering of 2,420,980 shares of common stock at a price to the public of $9.50 per share.  The net proceeds from the offering were $22.8 million after deducting underwriting commissions and other offering expenses.  On November 2, 2016, the Company issued $28.8 million of Senior Notes due in 2021 (the “2021 Notes”), interest payable quarterly at 7.5% commencing January 31, 2017. The 2021 Notes are unsecured and due and payable in full on October 31, 2021. In connection with the issuance of the 2021 Notes, we received net proceeds of $27.7 million (after underwriting commissions and fees of $1.1 million).  On May 31, 2017, we issued $60.4 million of Senior Notes due in 2027 (the “2027 Notes”), interest payable quarterly at 7.5% commencing July 31, 2017. The 2027 Notes are unsecured and due and payable in full on July 31, 2027. In connection with the issuance of the 2027 Notes, we received net proceeds of $58.2 million (after underwriting commissions and fees of $2.1 million).  During the six months ended June 30, 2017 and year ended December 31, 2016 we generated net income of $17.3 million and $21.5 million, respectively. Our cash flows and profitability are impacted by the number and size of retail liquidation and capital markets engagements performed on a quarterly and annual basis.

As of June 30, 2017, we had $104.7 million of unrestricted cash, $5.6 million of restricted cash, net investments in securities and other investments of $74.7 million, and $106.3 million of borrowings outstanding. The borrowings outstanding of $106.3 million at June 30, 2017 included (a) $20.2 million of borrowings under our asset based credit facility for retail liquidation engagements, (b) $27.8 million of borrowings from the issuance of the 2021 Notes, and (c) $58.3 million of borrowings from the issuance of the 2027 Notes. We believe that our current cash and cash equivalents, securities and other investments owned, funds available under our asset based credit facility, UOL line of credit and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from issuance date of the accompanying financial statements. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and execute on our business plan.

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. During the six months ended June 30, 2017 and year ended December 31, 2016, we paid cash dividends of $8.1 million and $5.3 million, respectively, on our common stock. While it is the Board’s current intention to make regular dividend payments of $0.08 per share each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

Our principal sources of liquidity to finance our business is our existing cash on hand, cash flows generated from operating activities, funds available under revolving credit facilities and special purpose financing arrangements.

Cash Flow Summary

	Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Net cash (used in) provided by:
Operating activities	$(82,820)	$10,315
Investing activities	7,355	(12,084)
Financing activities	65,751	19,796
Effect of foreign currency on cash	2,279	84
Net (decrease) increase in cash and cash equivalents	$(7,435)	$18,111

Cash used in operating activities was $82.8 million for the six months ended June 30, 2017, an increase of $93.1 million, from cash provided by operating activities of $10.3 million for the six months ended June 30, 2016. Cash used in operating activities for the six months ended June 30, 2017 includes net income of $17.3 million adjusted for noncash items and changes in operating assets and liabilities. The increase in cash used in operating activities of $93.1 million was primarily due to (a) a decrease in non-cash charges and other items of $12.8 million, which included recovery of key man life insurance of $(6.0) million, depreciation and amortization of $4.3 million, share-based compensation $3.9 million, income allocated and fair value adjustment for mandatorily redeemable noncontrolling interests of $7.3 million, impairment of leaseholds lease loss accrual and loss on disposal of fixed assets of $1.4 million and deferred income taxes of $(23.6) million, and (b) changes in operating assets and liabilities that resulted in a decrease of $87.3 million in cash flows from operations during the six months ended June 30, 2017, offset by an increase in net income of $15.9 million to $17.3 million during the six months ended June 30, 2017, from $1.3 million during the comparable period in 2016.

Cash provided by investing activities was $7.4 million during the six months ended June 30, 2017 compared to cash used in investing activities of $12.1 million for the six months ended June 30, 2016. During the six months ended June 30, 2017, cash provided by investing activities consisted of (a) cash acquired from the acquisition of FBR of $15.7 million, (b) proceeds from key man life insurance of $6.0 million, and (c) proceeds of $0.6 million from the sale of intangible assets, offset by (a) use of $10.4 million to pay off acquisition consideration payable, (b) increase in restricted cash of $2.4 million and (c) use of $2.1 million for the acquisition of other businesses. During the six months ended June 30, 2016, cash used in investing activities was primarily comprised of an increase in restricted cash and the purchase of property and equipment.

Cash provided by financing activities was $65.8 million during the six months ended June 30, 2017 compared $19.8 million during the six months ended June 30, 2016. During the six months ended June 30, 2017, cash provided by financing activities primarily consisted of (a) $66.0 million proceeds from asset based credit facility and (b) $57.8 million proceeds from issuance of senior notes, offset by (a) $45.8 million used to repay the asset based credit facility, (b) $8.4 million used to pay cash dividends, (c) $1.6 million distributions to noncontrolling interests, (d) $1.3 million used for the payment of contingent consideration, and (f) $1.1 million used for the payment of employment taxes on vesting of restricted stock. During the six months ended June 30, 2016, cash provided by financing activities primarily consisted of (a) $22.8 million of net proceeds from the issuance of common stock in May 2016, (b) $1.3 million payment of contingent consideration in connection with the acquisition of MK Capital, (c) $0.3 million used to repay a revolving line of credit, and (d) $1.4 million of distributions to noncontrolling interest.

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

Credit Agreements

On April 21, 2017, we amended the credit agreement (as amended, the “Credit Agreement”) governing our asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) to increase the maximum borrowing limit from $100.0 million to $200.0 million. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. The Credit Agreement continues to allow for borrowings under the separate credit agreement (a “UK Credit Agreement”) which was dated March 19, 2015 with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom with borrowings up to 50.0 million British Pounds. The UK Credit Agreement is cross collateralized and integrated in certain respects with the credit agreement governing the credit facility.  The Credit Agreement continues to include the addition of our Canadian subsidiary, from the October 5, 2016 amendment to the Credit Agreement, to facilitate borrowings to fund retail liquidation transactions in Canada. From time to time, we utilize this credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. Subject to certain limitations and offsets, we are permitted to borrow up to $200.0 million under the credit facility, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect). Borrowings under the credit facility are only made at the discretion of the lender and are generally required to be repaid within 180 days. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related credit agreement. We typically seek borrowings on an engagement-by- engagement basis. The credit agreement governing the credit facility contains certain covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. At June 30, 2017, there were borrowings in the amount of $20.2 million outstanding under the credit facility. At December 31, 2016, there were no borrowings or letters of credits outstanding under the credit facility.

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

UOL paid a commitment fee equal to 1.00% of the aggregate commitments upon the closing of the UOL Credit Agreement. The UOL Credit Agreement also provides for an unused line fee payable quarterly, in arrears, in an amount equal to: (a) 0.50% per annum times the amount of the unused revolving commitment that is less than or equal to the amount of the cash maintained in accounts with the agent (as depositary bank); plus (b) 1.00% per annum times the amount of the unused revolving commitment that is greater than the amount of the cash maintained in accounts with the agent (as depositary bank). Any amounts outstanding under the UOL Credit Facility are due at maturity. At June 30, 2017, there were no borrowings or letters of credits outstanding under this credit facility.

On November 2, 2016, we issued $28.8 million of 2021 Notes, interest payable quarterly at 7.5% commencing January 31, 2017. The 2021 Notes are unsecured and due and payable in full on October 31, 2021. In connection with the issuance of the 2021 Notes, we received net proceeds of $27.7 million (after underwriting commissions, fees and other issuance costs of $1.1 million. The outstanding balance of the 2021 Notes was $27.8 million (net of unamortized debt issue costs of $0.9 million) and $27.7 million (net of unamortized debt issue costs of $1.0 million) at June 30, 2017 and December 31, 2016, respectively. In connection with the offering of 2021 Notes, certain members of our management and the Board of Directors purchased $2.7 million or 9.5% of the 2021 Notes offered by us.

On May 31, 2017, we issued $60.4 million of 2027 Notes, interest payable quarterly at 7.5% commencing July 31, 2017. The 2027 Notes are unsecured and due and payable in full on May 31, 2027. In connection with the issuance of the 2027 Notes, we received net proceeds of $58.2 million (after underwriting commissions, fees and other issuance costs of $2.1 million). The outstanding balance of the 2027 Notes was $58.3 million (net of unamortized debt issue costs of $2.1 million) at June 30, 2017.

On June 28, 2017, we entered into an At The Market Issuance Sales Agreement (the “Sales Agreement”) and filed a prospectus supplement, pursuant to which we may sell from time to time, at our option up to an aggregate of $39.6 million of 2021 Notes or 2027 Notes. The Notes sold pursuant to the Sales Agreement will be issued pursuant to a prospectus dated March 29, 2017, as supplemented by a prospectus supplement dated June 28, 2017, in each case filed with the Securities and Exchange Commission pursuant to our effective Registration Statement on Form S-3 (File No. 333-216763), which was declared effective by the Securities and Exchange Commission on March 29, 2017. The Notes will be issued pursuant to the Indenture, dated as of November 2, 2016, as supplemented by a First Supplemental Indenture, dated as of November 2, 2016 and the Second Supplemental Indenture, dated as of May 31, 2017, each between us and U.S. Bank, National Association, as trustee.. Future sales of the 2021 Notes and 2027 Notes pursuant to the Sales Agreement will depend on a variety of factors including, but not limited to, market conditions, the trading price of the notes and our capital needs. There can be no assurance we will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we may deem appropriate.

Other Borrowings

In August 2016, we formed GA Retail Investments, L.P., a Delaware limited partnership, (the “Partnership”) which required us to contribute $15.4 million. The Partnership borrowed $80.0 million Australian dollars from a third party investor in connection with its formation and the $80.0 million Australian dollars was exchanged for a 50% special limited partnership interest in the Partnership. The Partnership was formed to provide funding for the retail liquidation engagement we entered into to liquidate the Masters Home Improvement stores. The $80.0 million Australian dollar participating note payable was non-interest bearing, shares in 50% of the all of the profits and losses of the Partnership and the principal amount was repaid in December 2016 upon the completion of the going-out-of-business sale of Masters Home Improvement stores as defined in the partnership agreement. At June 30, 2017 and December 31, 2016, $0.4 million and $10.0 million, respectively, was payable in accordance with the participating note payable share of profits and is included net income attributable to noncontrolling interests and amounts due to related parties and partners in the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

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

Contractual Obligations

On May 17, 2017, we entered into the Wunderlich Merger Agreement to acquire Wunderlich. Pursuant to the Wunderlich Merger Agreement, customary closing conditions were satisfied and the acquisition was completed on July 3, 2017. We also entered into a Registration Rights Agreement with certain shareholders of Wunderlich on July 3, 2017. The Registration Rights Agreement provides the Wunderlich shareholder signatories with the right to notice of and, subject to certain conditions, the right to register shares of our common stock in certain future registered offerings of shares of our common stock. In connection with the acquisition Wunderlich on July 3, 2017, the total consideration of $73.0 million included $36.7 million of cash used to retire existing Wunderlich preferred stock and debt and the issuance of approximately 1,974,812 shares of the Company’s common stock with an estimated fair value of $31.4 million and 821,816 newly issued common stock warrants with an estimated fair value of $4.9 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2017 our disclosure controls and procedures were effective at the reasonable assurance level.

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

In January 2015, Great American Group, LLC (“Great American Group”) was served with a lawsuit that seeks to assert claims of breach of contract and other matters in connection with auction services provided to a debtor.  The proceeding in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”) is pending in the bankruptcy case of the debtor and its affiliates (the “Debtor”).  In the lawsuit, a former landlord of the Debtor generally alleges that Great American Group and a joint venture partner were responsible for contamination while performing services in connection with the auction of certain assets of the Debtor and is seeking approximately $10,000 in damages.  In January 2017, the parties filed a proposed scheduling order with the Bankruptcy Court. Discovery in the action is currently proceeding. Great American Group is vigorously defending this lawsuit. This lawsuit is ongoing, and the financial impact to the Company, if any, cannot be estimated.

On July 5, 2016, Quadre Investments LP (“Quadre”) filed a petition with the Delaware Court of Chancery (the “Court”) seeking a determination of fair value for 943,769 shares of common stock of UOL in connection with the acquisition of UOL by us. Such transaction gave rise to appraisal rights pursuant to Section 262 of the General Corporation Law of the State of Delaware. As a result, Quadre petitioned the Court to receive fair value as determined by the Court. On June 30, 2017, the parties settled the action and the petition was dismissed.

In May 2014, Waterford Township Police & Fire Retirement System et al. v. Regional Management Corp et al., filed a complaint in the Southern District of New York (the “Court”), against underwriters alleging violations under sections 11 and 12 of the Securities Act of 1933, as amended (the “Securities Act”). FBR Capital Markets & Co. (“FBRCM”), a broker-dealer subsidiary of ours, was a co-manager of 2 offerings. On January 30, 2017, the Court denied the plaintiffs’ motion to file a first amended complaint, which would have revived claims previously dismissed by the Court on March 30, 2016. On March 1, 2017, the plaintiffs filed a notice of appeal and the plaintiff’s opening brief was due on June 21, 2017. Defendant’s opposition motion is due by September 12, 2017. Regional Management continues to indemnify all of the underwriters, including FBRCM, pursuant to the operative underwriting agreement.

On January 5, 2017, the complaints filed in November 2015 and May 2016 naming MLV & Co. (“MLV”), a broker-dealer subsidiary of FBR, as a defendant in putative class action lawsuits alleging claims under the Securities Act, in connection with the offerings of Miller Energy Resources, Inc. (“Miller”) have been consolidated. The Master Consolidated Complaint, styled Gaynor v. Miller et al., is pending in the United States District Court for the Eastern District of Tennessee, and, like its predecessor complaints, continues to allege claims under Sections 11 and 12 of the Securities Act against nine underwriters for alleged material misrepresentations and omissions in the registration statement and prospectuses issued in connection with six offerings (February 13, 2013; May 8, 2013; June 28, 2013; September 26, 2013; October 17, 2013 (as to MLV only) and August 21, 2014) with an alleged aggregate offering price of approximately $151,000. The plaintiffs seek unspecified compensatory damages and reimbursement of certain costs and expenses. Although MLV is contractually entitled to be indemnified by Miller in connection with this lawsuit, Miller filed for bankruptcy in October 2015 and this likely will decrease or eliminate the value of the indemnity that MLV receives from Miller. Briefing on the defendants’ motions to dismiss has been filed with the court.

In April 2017, two purported shareholders of FBR filed a putative class action against FBR and the members of its board of directors that challenged the disclosures made in connection with the merger of FBR with the Company, styled Michael Rubin v. FBR & Co., et al., Case No. 1:17-cv-00410-LMB-MSN and Kim v. FBR & Co., et al. Case No.1:17-cv-004440LMB-IDD. The complaints alleged that the registration statement filed in connection with the Merger failed to disclose certain allegedly material information in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Ru1e 14a-9 promulgated thereunder. On July 12, 2017, per stipulation, the complaints were dismissed - with prejudice as to the named plaintiffs only, without prejudice as to the class.  We expect the plaintiffs to seek the payment of mootness fee in the near future.

In February 2017, certain former employees filed an arbitration claim with FINRA against Wunderlich Securities, Inc. (“WSI”) alleging misrepresentations in the recruitment of claimants to join WSI. Claimants also allege that WSI failed to support their mortgage trading business resulting in the loss of opportunities during their employment with WSI. Claimants are seeking $10 million in damages. WSI has counterclaimed alleging that claimants mispresented their process for doing business, particularly their capital needs, resulting in substantial losses to WSI. WSI believes the claims are meritless and intends to vigorously defend the action.  A hearing has been scheduled for March, 2018.

In July 2017, an arbitration claim was filed with FINRA by Dominick & Dickerman LLC and Michael Campbell  against WSI and Gary Wunderlich with respect to the acquisition by Wunderlich Investment Company, Inc. (“WIC”) (the parent corporation of WSI)  of certain assets of Dominick & Dominick LLC in 2015.  The Claimants allege that respondents overvalued WIC so that the purchase price paid to the Claimants in shares of WIC stock was artificially inflated.  The Statement of Claim includes claims for common law fraud, negligent misrepresentation, and breach of contract. Claimants are seeking damages of approximately $8 million plus unspecified punitive damages.  Respondents believe the claims are meritless and intend to vigorously defend the action.

Item 1A. Risk Factors.

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 10, 2017. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2016 could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. There have been no material changes to the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 13, 2017, we entered into an Asset Purchase and Assignment Agreement with Dialectic Capital Management, L.P., Dialectic Capital, LLC and John Fichthorn (collectively “Dialectic”), pursuant to which Dialectic assigned and transferred the rights to manage certain hedge funds to us (the “Dialectic Acquisition”). In connection with Dialectic Acquisition, on April 13, 2017 we paid the Dialectic parties $0.7 million in cash consideration and 158,484 shares of common stock which has a fair value of approximately $2.0 million for total purchase consideration of $2.7 million. The Dialectic Acquisition expands our assets under management in the capital markets segment and we believe such acquisition will allow us to benefit from planned synergies from the elimination of duplicate administrative functions. The issuance of shares of our common stock to the Dialectic parties was made in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) investment representations obtained from the Dialectic parties, including with respect to their status as accredited investors, (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the stock certificates reflecting such shares of common stock.

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

B. Riley Financial, Inc.

Date: August 8, 2017	By:	/s/ PHILLIP J. AHN
Name: Phillip J. Ahn
Title: Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
2.1(1)+	Amended and Restated Agreement and Plan of Merger, dated as of March 15, 2017, and effective as of February 17, 2017, by and among FBR & Co., the registrant and BRC Merger Sub, LLC
2.2(2)+	Merger Agreement, dated as of May 17, 2017, by and among the registrant, Foxhound Merger Sub, Inc., Wunderlich Investment Company, Inc. and the Stockholder Representative
4.1(3)	Base Indenture, dated as of November 2, 2016, by and between the registrant and U.S. Bank National Association, as Trustee
4.2(3)	First Supplemental Indenture, dated as of November 2, 2016, by and between the registrant and U.S. Bank National Association, as Trustee
4.3(4)	Second Supplemental Indenture, dated as of May 31, 2017, by and between the registrant and U.S. Bank National Association, as Trustee
4.4(4)	Form of 7.50% Senior Note due 2027
4.5(3)	Form of 7.50% Senior Note due 2021
10.1(5)	Credit Agreement, dated as of April 13, 2017, by and among United Online, Inc., the subsidiaries of United Online, Inc. from time to time party thereto and Banc of California, N.A.
10.2*	Security and Pledge Agreement, dated as of April 13, 2017, by and among United Online, Inc., the subsidiaries of United Online, Inc. from time to time party thereto and Banc of California, N.A.
10.3*	Unconditional Guaranty, dated as of April 13, 2017, by the registrant in favor of Banc of California, N.A.
10.4(6)	Seventh Amendment to Credit Agreement, dated as of April 21, 2017, by and among Great American Group WF, LLC, GA Retail, Inc., GA Retail Canada, ULC, Wells Fargo Bank, National Association and Wells Fargo Capital Finance Corporation Canada
10.5(7)	Underwriting Agreement, dated as of May 23, 2017, by and among the registrant, FBR Capital Markets & Co. and B. Riley & Co. LLC as representatives of the several underwriters named therein
10.5(8)#	Employment Agreement, dated as of February 17, 2017, by and among B. Riley & Co., LLC, Richard J. Hendrix and the registrant
10.5(9)	At Market Issuance Sales Agreement, dated as of June 28, 2017, by and between the registrant and FBR Capital Markets & Co.
10.6(10)	Warrant Agreement, dated as of July 3, 2017, by and between the registrant and Continental Stock Transfer & Trust Company
10.7(10)#	Employment Agreement, dated as of May 17, 2017, by and among the registrant, Wunderlich Investment Company, Inc. and Gary K. Wunderlich, Jr.
10.8(10)	Registration Rights Agreement, dated as of July 3, 2017, by and among the registrant and the persons listed on the signature pages thereto
10.9*	Consulting Services Agreement, dated as of July 3, 2017, by and between Richard J. Hendrix and FBR Capital Markets & Co.
10.10*	Severance Agreement and General Release, dated as of July 3, 2017, by and among the registrant, Richard J. Hendrix, FBR Capital Markets & Co. and B. Riley & Co., LLC.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1*†	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*†	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

†	These exhibits are being “furnished” and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

+	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Securities and Exchange Commission upon request.

#	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the registrant’s Registration Statement on Form S-4/A (File No. 333-216763) filed with the SEC on May 1, 2017.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2017.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on November 2, 2016.

(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on May 31, 2017.

(5)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2017.

(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on April 27, 2017.

(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on May 24, 2017.

(8)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2017.

(9)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2017.

(10)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017.