Form 10-Q
period 2017-09-30
B. Riley Financial, Inc.
filed 2017-11-09
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number 001-37503

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
Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

As of November 6, 2017, there were 26,467,594 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

B. Riley Financial, Inc.

Quarterly Report on Form 10-Q

For The Quarter Ended September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Assets
Cash and cash equivalents	$102,409	$112,105
Restricted cash	9,269	3,294
Due from clearing brokers	21,580	—
Securities and other investments owned, at fair value	95,965	16,579
Securities borrowed	730,022	—
Accounts receivable, net	19,924	18,989
Due from related parties	6,082	3,009
Advances against customer contracts	5,298	427
Prepaid expenses and other assets	20,375	5,742
Property and equipment, net	13,105	5,785
Goodwill	100,903	48,903
Other intangible assets, net	59,671	41,166
Deferred income taxes	41,474	8,619
Total assets	$1,226,077	$264,618
Liabilities and Equity
Liabilities
Accounts payable	$4,046	$2,703
Accrued expenses and other liabilities	58,954	53,168
Deferred revenue	3,181	4,130
Due to related parties and partners	1,244	10,037
Securities sold not yet purchased	25,046	846
Securities loaned	728,201	—
Mandatorily redeemable noncontrolling interests	12,830	4,019
Acquisition consideration payable	—	10,381
Notes payable	2,364	—
Senior notes payable	115,574	27,700
Contingent consideration	—	1,242
Total liabilities	951,440	114,226

Commitments and contingencies
B. Riley Financial, Inc. stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 40,000,000 shares authorized; 26,461,568 and 19,140,342 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	259,047	141,170
Retained earnings	15,956	9,887
Accumulated other comprehensive loss	(321)	(1,712)
Total B. Riley Financial, Inc. stockholders’ equity	274,684	149,347
Noncontrolling interests	(47)	1,045
Total equity	274,637	150,392
Total liabilities and equity	$1,226,077	$264,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Services and fees	$85,141	$50,300	$202,354	$90,505
Interest income - Securities lending	7,206	—	9,424	—
Sale of goods	79	6,666	221	6,668
Total revenues	92,426	56,966	211,999	97,173
Operating expenses:
Direct cost of services	10,138	12,841	46,224	25,084
Cost of goods sold	124	2,391	313	2,393
Selling, general and administrative expenses	70,962	22,727	132,836	48,844
Restructuring charge	4,896	3,585	11,484	3,585
Interest expense - Securities lending	4,950	—	6,515	—
Total operating expenses	91,070	41,544	197,372	79,906
Operating income	1,356	15,422	14,627	17,267
Other income (expense):
Interest income	76	26	358	32
Loss from equity investment	(157)	—	(157)	—
Interest expense	(2,510)	(991)	(5,195)	(1,398)
(Loss) income before income taxes	(1,235)	14,457	9,633	15,901
Benefit from (provision for) income taxes	1,357	(6,083)	7,753	(6,184)
Net income	122	8,374	17,386	9,717
Net (loss) income attributable to noncontrolling interests	(246)	(565)	(283)	631
Net income attributable to B. Riley Financial, Inc.	$368	$8,939	$17,669	$9,086

Basic income per share	$0.01	$0.47	$0.80	$0.51
Diluted income per share	$0.01	$0.47	$0.76	$0.50

Cash dividends per share	$0.13	$0.03	$0.55	$0.03

Weighted average basic shares outstanding	26,059,490	18,977,072	22,180,808	17,805,127
Weighted average diluted shares outstanding	27,639,862	19,191,035	23,385,014	18,009,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$122	$8,374	$17,386	$9,717
Other comprehensive income (loss):
Change in cumulative translation adjustment	345	(23)	1,391	(40)
Other comprehensive income (loss), net of tax	345	(23)	1,391	(40)
Total comprehensive income	467	8,351	18,777	9,677
Comprehensive (loss) income attributable to noncontrolling interests	(246)	(565)	(283)	631
Comprehensive income attributable to B. Riley Financial, Inc.	$713	$8,916	$19,060	$9,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

(Dollars in thousands)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, January 1, 2016	—	$—	16,448,119	$2	$116,799	$(6,305)	$(1,058)	$(118)	$109,320
Issuance of common stock for acquisition of MK Capital, LLC - contingent equity consideration on February 2, 2016	—	—	166,667	—	—	—	—	—	—
Vesting of restricted stock	—	—	7,306	—	—	—	—	—	—
Offering of common stock, net of offering expenses	—	—	2,420,980	—	22,759	—	—	—	22,759
Share based payments	—	—	—	—	1,831	—	—	—	1,831
Dividends on common stock	—	—	—	—	—	(571)	—	—	(571)
Net income for the nine months ended September 30, 2016	—	—	—	—	—	9,086	—	1,209	10,295
Foreign currency translation adjustment	—	—	—	—	—	—	(40)	—	(40)
Balance, September 30, 2016	—	$—	19,043,072	$2	$141,389	$2,210	$(1,098)	$1,091	$143,594

Balance, January 1, 2017	—	$—	19,140,342	$2	$141,170	$9,887	$(1,712)	$1,045	$150,392
Issuance of common stock for acquisition of MK Capital, LLC - contingent equity consideration on February 2, 2017	—	—	166,666	—	1,151	—	—	—	1,151
Issuance of common stock for acquisition of Dialectic general partner interests on April 13, 2017	—	—	158,484	—	1,952	—	—	—	1,952
Issuance of common stock for acquisition of FBR & Co. on June 1, 2017	—	—	4,779,354	—	73,472	—	—	—	73,472
Issuance of common stock and common stock warrants for acquisition of Wunderlich on July 3, 2017	—	—	1,974,812	—	36,306	—	—	—	36,306
Vesting of restricted stock, net of shares withheld for employer taxes	—	—	241,910	—	(2,683)	—	—	—	(2,683)
Share based payments	—	—	—	—	7,679	—	—	—	7,679
Dividends on common stock	—	—	—	—	—	(11,600)	—	—	(11,600)
Net income for the nine months ended September 30, 2017	—	—	—	—	—	17,669	—	(170)	17,499
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(922)	(922)
Foreign currency translation adjustment	—	—	—	—	—	—	1,391	—	1,391
Balance, September 30, 2017	—	$—	26,461,568	$2	$259,047	$15,956	$(321)	$(47)	$274,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$17,386	$9,717
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,705	2,381
Provision (recoveries) for doubtful accounts	827	(178)
Share-based compensation	7,679	1,831
Recovery of key man life insurance	(6,000)	—
Non-cash interest and other	319	147
Effect of foreign currency on operations	(1,022)	640
Loss from equity investment	157	—
Deferred income taxes	(24,560)	1,839
Impairment of leaseholds, lease loss accrual and loss on disposal of fixed assets	2,838	—
Income allocated and fair value adjustment for mandatorily redeemable noncontrolling interests	10,766	1,450
Change in operating assets and liabilities:
Due from clearing brokers	13,258	—
Securities and other investments owned	(41,350)	16,515
Securities borrowed	129,998	—
Accounts receivable and advances against customer contracts	1,635	(1,871)
Goods held for sale or auction	—	(8,447)
Prepaid expenses and other assets	15,522	1,410
Accounts payable, accrued payroll and related expenses, accrued value added tax payable and other accrued expenses	(38,597)	3,032
Amounts due from related parties and partners	(12,313)	(488)
Securities sold, not yet purchased	7,700	(343)
Deferred revenue	(1,302)	963
Securities loaned	(139,425)	—
Auction and liquidation proceeds payable	—	(672)
Net cash (used in) provided by operating activities	(48,779)	27,926
Cash flows from investing activities:
Acquisition of Wunderlich, net of cash acquired $4,259	(25,478)	—
Cash acquired from acquisition of FBR & Co.	15,738	—
Acquisition of United Online, net of cash acquired $125,542 in 2016	(10,381)	(33,430)
Acquisition of other businesses	(2,052)	—
Purchases of property and equipment	(550)	(297)
Proceeds from key man life insurance	6,000	—
Proceeds from sale of property and equipment and intangible asset	619	15
Equity investment	(1,015)	—
Increase in restricted cash	(5,797)	(78,161)
Net cash used in investing activities	(22,916)	(111,873)
Cash flows from financing activities:
Repayment of revolving line of credit	—	(272)
Proceeds from asset based credit facility	65,987	56,255
Repayment of asset based credit facility	(65,987)	(56,255)
Repayment of notes payable	(8,214)	—
Borrowings from participating note payable	—	61,400
Payment of contingent consideration	(1,250)	(1,250)
Proceeds from issuance of senior notes	89,330	—
Payment of debt issuance costs	(2,093)	—
Proceeds from issuance of common stock	—	22,999
Offering costs from issuance of common stock	—	(240)
Payment of employment taxes on vesting of restricted stock	(2,683)	—
Dividends paid	(13,493)	(571)
Distribution to noncontrolling interests	(2,878)	(1,680)
Net cash provided by financing activities	58,719	80,386
Decrease in cash and cash equivalents	(12,976)	(3,561)
Effect of foreign currency on cash	3,280	23
Net decrease in cash and cash equivalents	(9,696)	(3,538)
Cash and cash equivalents, beginning of year	112,105	30,012
Cash and cash equivalents, end of period	$102,409	$26,474

Supplemental disclosures:
Interest paid	$11,513	$505
Taxes paid	$11,668	$409

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

The Company operates in four operating segments: (i) Capital Markets, through which the Company provides investment banking, corporate finance, securities lending, restructuring, research, sales and trading and wealth management services to corporate, institutional and high net worth clients; (ii) Auction and Liquidation, through which the Company provides auction and liquidation services to help clients dispose of assets that include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property; (iii) Valuation and Appraisal, through which the Company provides valuation and appraisal services to clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs; and (iv) Principal Investments - United Online, through which the Company provides consumer Internet access and related subscription services.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of B. Riley Financial, Inc. and its wholly-owned and majority-owned subsidiaries. The condensed consolidated financial statements also include the accounts of (a) Great American Global Partners, LLC which is controlled by the Company as a result of its ownership of a 50% member interest, appointment of two of the three executive officers and significant influence over the funding of operations, and (b) GA Retail Investments, L.P. which is controlled by the Company as a result of its ownership of a 50% partnership interest, appointment of executive officers and significant influence over the operations. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on March 10, 2017. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

Revenues from sales and trading include (i) commissions resulting from equity securities transactions executed as agent or principal and are recorded on a trade date basis; (ii) related net trading gains and losses from market making activities and from the commitment of capital to facilitate customer orders; (iii) fees paid for equity research; and (iv) principal transactions which include realized and unrealized gains and losses and interest and dividend income resulting from our principal investments in equity and other securities for the Company’s account.

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

Commission and fees earned on the sale of goods at auction and liquidation sales are recognized when evidence of an arrangement exists, the sales price has been determined, title has passed to the buyer and the buyer has assumed the risks of ownership, and collection is reasonably assured. The commission and fees earned for these services are included in revenues in the accompanying condensed consolidated statements of operations. Under these types of arrangements, revenues also include contractual reimbursable costs.

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

Revenue from one liquidation engagement represented 24.4% of total revenues during the three months ended September 30, 2016 and 15.6% of total revenues during the nine months ended September 30, 2016. Revenues in the Capital Markets, Valuation and Appraisal and Principal Investments - United Online segments are currently primarily generated in the United States. Revenues in the Auction and Liquidation segment are primarily generated in the United States, Australia, Canada and Europe.

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

The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $183 and $339 for the three months ended September 30, 2017 and 2016, respectively, and $1,227 and $1,235 for the nine months ended September 30, 2017 and 2016, respectively. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

The Company recorded a restructuring charge in the amount of $11,484 during the nine months ended September 30, 2017. In the second and third quarters of 2017, the Company implemented costs savings measures taking into account the planned synergies as a result of the acquisition of FBR & Co. (“FBR”) and Wunderlich Investment Company, Inc. (“Wunderlich”), as more fully described in Note 3, which included a reduction in force for some of the corporate executives of FBR’s and Wunderlich and a restructuring to integrate FBR and Wunderlich’s operations with the Company’s existing operations. These initiatives resulted in a restructuring charge of $6,105 in the second quarter of 2017 and $4,746 in the third quarters of 2017. The restructuring charges during the second and third quarter of 2017 included $2,400 related to severance and $884 related to the accelerated vesting of restricted stock awards to former corporate executives of FBR and Wunderlich and $3,109 of severance and $1,710 related to accelerated vesting of stock awards to employees and $2,748 of lease loss accruals and impairments for the planned consolidation of office space related to operations of FBR and Wunderlich. Of the $10,851 of restructuring charges related to these initiatives, $7,245 related to the Capital Markets segment and $3,606 related to corporate overhead. The restructuring charge in 2017 also included employee termination costs of $150 and $633 in the third quarter and the nine months ended 2017, respectively, related to a reduction in personnel in the principal investments – United Online segment of our operations.

The following table summarizes the changes in accrued restructuring charge during the nine months ended September 30, 2017:

Nine Months Ended
September 30, 2017
Accrued restructuring charge, beginning of year	$694
Restructuring charge	11,484
Cash paid	(4,880)
Non-cash items	(3,939)
Accrued restructuring charge, end of period	$3,359

The following tables summarize the restructuring activities during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017				2016
	Capital Markets	Principal Investments - United Online	Corporate	Total	Capital Markets	Principal Investments - United Online	Corporate	Total
Restructuring charge:
Employee termination costs	$2,285	$150	$1,102	$3,537	$—	$3,187	$—	$3,187
Facility closure and consolidation charge	1,037	—	322	1,359	—	—	398	398
Total restructuring charge	$3,322	$150	$1,424	$4,896	$—	$3,187	$398	$3,585

	Nine Months Ended September 30,
	2017				2016
	Capital Markets	Principal Investments - United Online	Corporate	Total	Capital Markets	Principal Investments - United Online	Corporate	Total
Restructuring charge:
Employee termination costs	$4,819	$633	$3,284	$8,736	$—	$3,187	$—	$3,187
Facility closure and consolidation charge	2,426	—	322	2,748	—	—	398	398
Total restructuring charge	$7,245	$633	$3,606	$11,484	$—	$3,187	$398	$3,585

(j)	Income Taxes

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

As of September 30, 2017, restricted cash balance of $9,269 included $8,759 of cash collateral related to certain retail liquidation engagements and $510 cash segregated in a special bank account for the benefit of customers related to our broker dealer subsidiary and collateral for one of our telecommunication supplier. As of December 31, 2016, restricted cash balance of $3,294 included $1,440 of cash collateral related to a retail liquidation engagement in Australia, $1,320 of cash collateral for foreign exchange contracts and $534 cash segregated in a special bank account for the benefit of customers related to our broker dealer subsidiary and collateral for one of our telecommunication suppliers.

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

Accounts receivable represents amounts due from the Company’s auction and liquidation, valuation and appraisal, capital markets and principal investments - United Online customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. Bad debt expense and changes in the allowance for doubtful accounts for the three and nine months ended September 30, 2017 and 2016 are included in Note 5.

(p)	Advances Against Customer Contracts

Advances against customer contracts represent advances of contractually reimbursable expenses incurred prior to, and during the term of the auction and liquidation services contract. These advances are charged to expense in the period that revenue is recognized under the contract.

(q)	Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Depreciation and amortization expense was $1,243 and $531 for the three months ended September 30, 2017 and 2016, respectively, and $2,458 and $706 for the nine months ended September 30, 2017 and 2016, respectively.

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

As of September 30, 2017 and December 31, 2016, the Company’s securities owned and securities sold not yet purchased at fair value consisted of the following securities:

	September 30, 2017	December 31, 2016
Securities and other investments owned:
Common stocks and warrants	$41,412	$2,084
Corporate bonds	6,328	1,025
Loan receivable	26,868	—
Partnership interests and other	21,357	13,470
	$95,965	$16,579

Securities sold not yet purchased:
Common stocks	$23,570	$—
Corporate bonds	982	846
Partnership interests and other	494	—
	$25,046	$846

(s)	Fair Value Measurements

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

The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2017 and December 31, 2016.

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2017, Using
	Fair value at September 30, 2017	Quoted prices in active markets identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities and other investments owned:
Common stocks and warrants	$41,412	$31,430	$—	$9,982
Corporate bonds	6,328	—	6,328	—
Loan receivable	26,868	—	—	26,868
Partnership interests and other	16,505	4,462	187	11,856
Total assets measured at fair value	$91,113	$35,892	$6,515	$48,706

Liabilities:
Securities sold not yet purchased:
Common stocks	$23,569	$23,569	$—	$—
Corporate bonds	982	—	982
Partnership interests and other	495	—	495	—
Total securities sold not yet purchased	25,046	23,569	1,477	—

Mandatorily redeemable noncontrolling interests issued after November 5, 2003	12,830	—	—	12,830
Total liabilities measured at fair value	$37,876	$23,569	$1,477	$12,830

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2016, Using
	Fair value at December 31, 2016	Quoted prices in active markets identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities and other investments owned:
Common stocks	$2,084	$1,785	$—	$299
Corporate bonds	1,025	—	865	160
Partnership interests	13,470	—	44	13,426
Total assets measured at fair value	$16,579	$1,785	$909	$13,885

Liabilities:
Securities sold not yet purchased:	$846	$—	$846	$—
Corporate bonds

Mandatorily redeemable noncontrolling interests issued after November 5, 2003	3,214	—	—	3,214

Contingent consideration	1,242	—	—	1,242
Total liabilities measured at fair value	$5,302	$—	$846	$4,456

As of September 30, 2017, securities and other investments owned included $4,852 of investment funds valued at NAV per share. As such, total securities and other investments owned of $95,965 in the condensed consolidated balance sheets at September 30, 2017 included investments in investment funds of $4,852 and securities and other investments owned in the amount of $91,113 as outlined in the fair value table above.

As of September 30, 2017 and December 31, 2016, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $48,706 and $13,885, respectively, or 4.0% and 5.2%, respectively, of the Company’s total assets. In determining the fair value for these Level 3 financial assets, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity.

The changes in Level 3 fair value hierarchy during the nine months ended September 30, 2017 and 2016 are as follows:

	Level 3	Level 3 Changes During the Period				Level 3
	Balance at	Fair	Relating to	Purchases,	Transfer in	Balance at
	Beginning of	Value	Undistributed	Sales and	and/or out	End of
	Period	Adjustments	Earnings	Settlements	of Level 3	Period
Nine Months Ended September 30, 2017
Common stocks and warrants	$299	$(463)	$—	$10,146	$—	$9,982
Corporate bonds	160	—	—	—	(160)	—
Loan receivable	—	1,375	—	25,493	—	26,868
Partnership interests and other	13,426	2,820	—	(4,390)	—	11,856
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	3,214	9,000	(190)	—	806	12,830
Contingent consideration	1,242	8	—	(1,250)	—	—

Nine Months Ended September 30, 2016
Common stocks	$290	$(15)	$—	$—	$—	$275
Corporate bonds	—	(409)	—	569	—	160
Partnership interests	1,766	123	418	94	—	2,401
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	2,330	—	(96)	—	—	2,234
Contingent consideration	2,391	78	—	(1,250)	—	1,219

The fair value adjustment for contingent consideration of $8 and $78 represents imputed interest for the nine months ended September 30, 2017 and 2016, respectively. The Company had a triggering event in the second quarter of 2017 for the mandatorily redeemable noncontrolling interests that resulted in a fair value adjustment of $6,050 of the total fair value adjustment of $9,000 for the nine months ended September 30, 2017. In connection with this event, the Company received proceeds of $6,000 from key man life insurance. These amounts have been recorded in the condensed consolidated statements of operations in Selling, general and administrative expenses in the corporate segment. The amount reported in the table above also for the nine months ended September 30, 2017 and 2016 includes the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis.

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

During the nine months ended September 30, 2017 and 2016, there were no assets or liabilities measured at fair value on a non-recurring basis.

(t)	Contingent Consideration

In connection with the acquisition of MK Capital Advisors, LLC (“MK Capital”) on February 2, 2015, the purchase agreement required the payment of contingent consideration to the former members of MK Capital in the form of future cash payments of $1,250 and issuance of 166,667 shares of common stock on the first anniversary date of the closing (February 2, 2016) and a final cash payment of $1,250 and issuance of 166,666 shares of common stock on the second anniversary date of the closing (February 2, 2017). The contingent cash consideration was classified as a liability in the condensed consolidated balance sheets in accordance with ASC 805, “Business Combination” (“ASC 805”). The fair value of the contingent cash consideration was discounted at 8.0%. The balance of the contingent consideration liability in the condensed consolidated balance sheets was $1,242 (discount of $8) at December 31, 2016. Imputed interest expense totaled $23 for the three months ended September 30, 2016 and $8 and $78 for the nine months ended September 30, 2017 and 2016, respectively. The fair value of the contingent stock consideration was classified as equity in accordance with ASC 805.

The contingent cash and stock consideration was payable on the first and second anniversary dates of the closing provided that MK Capital generated a minimum amount of gross revenues as defined in the purchase agreement for the twelve months following the first and second anniversary dates of the closing. MK Capital achieved the minimum amount of revenues for the first and second anniversary periods and the contingent cash consideration and contingent stock consideration for the first anniversary period was paid and issued on February 2, 2016 and for the second anniversary period was paid and issued on February 2, 2017. Upon the payment of the contingent stock consideration on February 2, 2017, the Company recorded a deferred tax asset and an increase to additional paid-in capital in the amount of $1,151 in accordance with ASC 805.

(u)	Derivative and Foreign Currency Translation

The Company periodically uses derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain auction and liquidation engagements with operations outside the United States. During the nine months ended September 30, 2017, the Company’s use of derivatives consisted of the purchase of forward exchange contracts in the amount of $25,000 Australian dollars that was settled on January 31, 2017. During the nine months ended September 30, 2016, the Company’s use of derivatives consisted of the purchase of forward exchange contracts (a) in the amount of $10,200 Canadian dollars that was settled at various periods prior to August 31, 2016, (b) in the amount of $20,000 Australian dollars that was settled on December 30, 2016, and (c) 5,600 Euro’s that was settled on December 30, 2016. The forward exchange contract was entered into to improve the predictability of cash flows related to a retail store liquidation engagement that was completed in December 2016. The net loss from forward exchange contracts was $33 and $103 during the three and nine months ended September 30, 2017, respectively, and $76 and $115 during the three and nine months ended September 30, 2016, respectively. This amount is reported as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. Transaction losses were $389 and $511 during the three months ended September 30, 2017 and 2016, respectively, and $919 and $531 during the nine months ended September 30, 2017 and 2016, respectively. These amounts are included in selling, general and administrative expenses in our condensed consolidated statements of operations.

(v)	Common Stock Warrants

The Company issued 821,816 warrants to purchase common stock of the Company in connection with the acquisition of Wunderlich on July 3, 2017. The common stock warrants entitle the holders of the warrants to acquire shares of the Company’s common stock from the Company at a price of $17.50 per share (the “Exercise Price”), subject to, among other matters, the proper completion of an exercise notice and payment. The Exercise Price and the number of shares of Company common stock issuable upon exercise are subject to customary anti-dilution and adjustment provisions, which include stock splits, subdivisions or reclassifications of the Company’s common stock. The common stock warrants expire on July 3, 2022.

(w)	Recent Accounting Pronouncements

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Under this guidance, revenue is recognized at the time when goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. This standard sets forth a five-step revenue recognition model which replaces the current revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance. In March, April, May and December 2016, the FASB issued amendments to this new guidance relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements and other narrow scope improvements. This standard is effective in the first quarter of 2018 for public companies and requires either a retrospective or a modified retrospective approach to adoption.  The Company believes the adoption of this standard may impact engagements that contain performance-based arrangements in which a success or completion fee is earned when and if certain predefined outcomes occur and engagements and contracts where services are provided under fixed-fees arrangements that have multiple performance obligations. The Company has not completed an assessment and has not yet determined whether the impact of the adoption of this standard on the consolidated financial statements will be material. The Company will adopt this standard on January 1, 2018 but have not concluded on a transition approach. The Company expects to complete the assessment process, including selecting a transition method for adoption during fourth quarter of 2017.

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

NOTE 3— ACQUISITIONS

Acquisition of Wunderlich Investment Company, Inc.

On May 17, 2017, the Company entered into a Merger Agreement (the “Wunderlich Merger Agreement”) with Wunderlich, a Delaware Corporation. Pursuant to the Wunderlich Merger Agreement, customary closing conditions were satisfied and the acquisition was completed on July 3, 2017. In connection with the Wunderlich acquisition on July 3, 2017, the total consideration of $66,043 paid to Wunderlich shareholders was comprised of (a) cash in the amount of $29,737; (b) 1,974,812 newly issued shares of the Company’s common stock at closing which were valued at $31,414 for accounting purposes determined based on the closing market price of the Company’s shares of common stock on the acquisition date on July 3, 2017, less a 13.3% discount for lack of marketability as the shares issued are subject to certain escrow provisions and restrictions that limit their trade or transfer; and (c) 821,816 newly issued common stock warrants with an estimated fair value of $4,892. The common stock and common stock warrants issued includes 387,365 common shares and 167,352 common stock warrants that are held in escrow and subject to forfeiture to indemnify the Company for certain representations and warranties in connection with the acquisition. The Company believes that the acquisition of Wunderlich will allow the Company to benefit from wealth management, investment banking, corporate finance, and sales and trading services provided by Wunderlich. The acquisition of Wunderlich is accounted for using the purchase method of accounting. The Company also entered into a registration rights agreement with certain shareholders of Wunderlich (the “Registration Rights Agreement”) on July 3, 2017 for the shares issued in connection with the Wunderlich Merger Agreement. The Registration Rights Agreement provides the Wunderlich shareholders with the right to notice of and, subject to certain conditions, the right to register shares of the Company’s common stock in certain future registered offerings of shares of the Company’s common stock.

The assets and liabilities of Wunderlich, both tangible and intangible, were recorded at their estimated fair values as of the July 3, 2017 acquisition date for Wunderlich. The application of the purchase method of accounting resulted in goodwill of $33,568 which represents the benefits from synergies with our existing business and acquired workforce. Acquisition related costs, such as legal, accounting, valuation and other professional fees related to the acquisition of Wunderlich, were charged against earnings in the amount of approximately $53 and included in selling, general and administrative expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2017. The preliminary purchase accounting for the acquisition has been accounted for as a stock purchase with all of the recognized goodwill is expected to be non-deductible for tax purposes.

The preliminary purchase price allocation was as follows:

Consideration paid by B. Riley:
Cash paid	$29,737
Fair value of 1,974,812 B. Riley common shares issued	31,414
Fair value of 821,816 B. Riley common stock warrants issued	4,892
Total consideration	$66,043

The preliminary assets acquired and assumed was as follows:

Tangible assets acquired and assumed:
Cash and cash equivalents	$4,259
Securities owned	1,413
Accounts receivable	3,193
Due from clearing broker	15,133
Prepaid expenses and other assets	10,248
Property and equipment	2,315
Deferred taxes	8,067
Accounts payable	(517)
Accrued payroll and related expenses	(6,387)
Accrued expenses and other liabilities	(9,773)
Securities sold, not yet purchased	(1,707)
Notes payable	(10,579)
Customer relationships	15,440
Trademarks	1,370
Goodwill	33,568
Total	$66,043

The revenue and loss of Wunderlich included in our condensed consolidated financial statements for the period from July 3, 2017 (the date of acquisition) through September 30, 2017 were $20,412 and $1,928, respectively. The loss from Wunderlich of $1,928 includes a restructuring charge in the amount of $1,387 related primarily to severance costs and lease loss accruals for the planned consolidation of office space related to operations in the Capital Markets segment.

Acquisition of FBR & Co.

On February 17, 2017, the Company entered into an Agreement and Plan of Merger (the “FBR Merger Agreement”) with FBR, pursuant to which FBR was to merge with and into the Company (or a subsidiary of the Company), with the Company (or its subsidiary) as the surviving corporation (the “Merger”). On May 1, 2017, the Company and FBR filed a registration statement for the planned Merger. The stockholders of the Company and FBR approved the acquisition on June 1, 2017, customary closing conditions were satisfied and the acquisition was completed on June 1, 2017. Subject to the terms and conditions of the FBR Merger Agreement, each outstanding share of FBR common stock (“FBR Common Stock”) was converted into the right to receive 0.671 of a share of the Company’s common stock as summarized below. The Company believes that the acquisition of FBR will allow the Company to benefit from investment banking, corporate finance, securities lending, research, and sales and trading services provided by FBR and planned synergies from the elimination of duplicate corporate overhead and management functions with the Company. The acquisition of FBR is accounted for using the purchase method of accounting.

The assets and liabilities of FBR, both tangible and intangible, were recorded at their estimated fair values as of the June 1, 2017 acquisition date for FBR. The application of the purchase method of accounting resulted in goodwill of $14,528 which represents expected overhead synergies and acquired workforce. Acquisition related costs, such as legal, accounting, valuation and other professional fees related to the acquisition of FBR, were charged against earnings in the amount of approximately $1,389 and included in selling, general and administrative expenses in the condensed consolidated statement of operations for the nine months ended September 30, 2017. The preliminary purchase accounting for the acquisition has been accounted for as a stock purchase with all of the recognized goodwill is expected to be non-deductible for tax purposes.

The preliminary purchase price allocation was as follows:

Consideration paid by B. Riley:
Number of FBR Common Shares outstanding at June 1, 2017	7,099,511
Stock merger exchange ratio	0.671
Number of B. Riley common shares	4,763,772
Number of B. Riley common shares to be issued from acceleration of vesting for outstanding FBR stock options, restricted stock and RSU awards	67,861
Total number of B. Riley common shares to be issued	4,831,633
Closing market price of B. Riley common shares on December 31, 2016	$14.70
Total value of B. Riley common shares	71,025
Fair value of RSU’s attributable to service period prior to June 1, 2017 (a)	2,446
Total consideration	$73,471

(a)	Outstanding FBR restricted stock awards at June 1, 2017, the date of the acquisition, were adjusted in accordance with the FBR Merger Agreement with the right to receive 0.671 shares of the Company’s common stock for each outstanding FBR stock award unit. The fair value of the FBR restricted stock awards at June 1, 2017 was determined based on the closing price of the Company’s common stock of $14.70 on June 1, 2017. The fair value of the FBR restricted stock awards were apportioned as purchase consideration based on service provided to FBR as of June 1, 2017 with the remaining fair value of the FBR restricted stock awards to be recognized prospectively over the restricted stock and FBR restricted stock awards remaining vesting period.

The preliminary assets acquired and assumed was as follows:

Tangible assets acquired and assumed:
Cash and cash equivalents	$15,738
Securities owned	11,188
Securities borrowed	861,197
Accounts receivable	4,341
Due from clearing broker	29,169
Prepaid expenses and other assets	5,486
Property and equipment	8,663
Deferred taxes	14,514
Accounts payable	(1,524)
Accrued payroll and related expenses	(7,182)
Accrued expenses and other liabilities	(22,411)
Securities loaned	(867,626)
Customer relationships	5,600
Tradename and other intangibles	1,790
Goodwill	14,528
Total	$73,471

The revenue and loss of FBR included in our condensed consolidated financial statements for the period from June 1, 2017 (the date of acquisition) through September 30, 2017 were $37,745 and $12,706, respectively. The loss from FBR of $12,706 includes transaction costs of $3,551 related to an employment agreement with the former Chief Executive Officer of FBR and restructuring charges in the amount of $9,096 related primarily to severance costs and lease loss accruals for the planned consolidation of office space related to operations in the Capital Markets segment.

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

The revenue and loss of Dialectic included in our condensed consolidated financial statements for the period from April 13, 2017 (the date of acquisition) through September 30, 2017 were $714 and $392, respectively.

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

The assets and liabilities of UOL, both tangible and intangible, were recorded at their estimated fair values as of the July 1, 2016 acquisition date for UOL. The application of the purchase method of accounting resulted in goodwill of $14,375 which represents expected overhead synergies and acquired workforce. The revenue and earnings of UOL included in our condensed consolidated financial statements for the three months ended September 30, 2017 were $12,327 and $4,944, respectively, and $38,724 and $14,220 respectively, for the nine months ended September 30, 2017. The revenue and earnings of UOL included in the condensed consolidated financial statements for the three and nine months ended September 30, 2016 were $15,646 and $3,423, respectively.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company, Wunderlich, FBR and UOL, as though the acquisitions had occurred as of January 1, of the respective periods presented. The pro forma financial information presented includes the effects of adjustments related to the amortization charges from the acquired intangible assets and the elimination of certain activities excluded from the transaction and transaction related costs. The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

	Pro Forma (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$92,461	$111,340	$320,546	$298,118
Net (loss) income attributable to B. Riley Financial, Inc.	$(42)	$2,843	$11,780	$(13,657)

Basic (loss) earnings per share	$(0.00)	$0.11	$0.41	$(0.55)
Diluted (loss) earnings per share	$(0.00)	$0.11	$0.41	$(0.55)

Weighted average basic shares outstanding	32,366,657	25,783,517	28,487,975	24,611,572
Weighted average diluted shares outstanding	32,366,657	25,997,480	28,692,181	24,611,572

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

The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of September 30, 2017

				Amounts not
				offset in the
				consolidated balance
		Gross amounts	Net amounts	sheets but eligible
		offset in the	included in the	for offsetting
	Gross amounts	consolidated	consolidated	upon counterparty
	recognized	balance sheets (1)	balance sheets	default(2)	Net amounts
As of September 30, 2017
Securities borrowed	$730,022	$—	$730,022	$730,022	$—
Securities loaned	$728,201	$—	$728,201	$728,201	$—

(1)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)	Includes the amount of cash collateral held/posted.

NOTE 5— ACCOUNTS RECEIVABLE

The components of accounts receivable, net, include the following:

	September 30,	December 31,
	2017	2016
Accounts receivable	$14,218	$16,610
Investment banking fees, commissions and other receivables	5,074	576
Unbilled receivables	1,260	2,058
Total accounts receivable	20,552	19,244
Allowance for doubtful accounts	(628)	(255)
Accounts receivable, net	$19,924	$18,989

Additions and changes to the allowance for doubtful accounts consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance, beginning of period	$599	$86	$255	$89
Add: Additions to reserve	123	428	827	488
Less: Write-offs	(94)	(15)	(262)	(49)
Less: Recoveries	—	(321)	(192)	(350)
Balance, end of period	$628	$178	$628	$178

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

NOTE 6— GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $100,903 and $48,903 at September 30, 2017 and December 31, 2016, respectively. Goodwill at September 30, 2017 is comprised of $79,488 in the Capital Markets segment, $1,975 in the Auction and Liquidation segment, $3,713 in the Valuation and Appraisal segment and $15,727 in the Principal Investments - United Online segment. Goodwill in the Capital Markets segment increased by $50,648 due to $33,568 from the acquisition of Wunderlich, $14,528 from the acquisition of FBR and $2,552 from the acquisition of Dialectic. Goodwill in the Principal Investments - United Online segment increased by $1,352 from the resolution of acquisition related legal matter as more fully described in Note 11. Goodwill at December 31, 2016 is comprised of $28,840 in the Capital Markets segment, $1,975 in the Auction and Liquidation segment, $3,713 in the Valuation and Appraisal segment and $14,375 in the Principal Investments - United Online segment.

Intangible assets consisted of the following:

		September 30, 2017			December 31, 2016
		Gross			Gross
		Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Useful Life	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Customer relationships	4 to 13 Years	$58,440	$7,301	$51,139	$37,300	$3,100	$34,200
Domain names	7 Years	807	144	663	1,419	101	1,318
Advertising relationships	8 Years	100	16	84	100	6	94
Internally developed software and other intangibles	0.5 to 4 Years	3,373	1,245	2,128	3,333	550	2,783
Trademarks	7 to 9 Years	4,220	302	3,918	1,100	69	1,031
Total		66,940	9,008	57,932	43,252	3,826	39,426

Non-amortizable assets:
Tradenames		1,740	—	1,740	1,740	—	1,740
Total intangible assets		$68,680	$9,008	$59,672	$44,992	$3,826	$41,166

Amortization expense was $2,172 and $1,465 for the three months ended September 30, 2017 and 2016, respectively, and $5,248 and $1,688 for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, estimated future amortization expense is $2,205, $8,590, $8,470, $8,088 and $7,706 for the years ended December 31, 2017 (remaining three months), 2018, 2019, 2020 and 2021, respectively. The estimated future amortization expense after December 31, 2021 is $22,872.

NOTE 7— CREDIT FACILITIES

Credit facilities consist of the following arrangements:

(a)	$200,000 Asset Based Credit Facility

On April 21, 2017, the Company amended its credit agreement (as amended, the “Credit Agreement”) governing its asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) to increase the maximum borrowing limit from $100,000 to $200,000. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. The Credit Agreement continues to allow for borrowings under the separate credit agreement (a “UK Credit Agreement”) which was dated March 19, 2015 with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom. Such facility allows the Company to borrow up to 50 million British Pounds. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $200,000 credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The Company paid Wells Fargo Bank a closing fee in the amount of $500 in connection with the April 2017 amendment to the Credit Agreement. The interest rate for each revolving credit advance under the Credit Agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. Interest expense totaled $168 and $813 (including amortization of deferred loan fees of $23) for the three months ended September 30, 2017 and 2016, respectively, and $863 and $1,087 (including amortization of deferred loan fees of $69) for the nine months ended September 30, 2017 and 2016, respectively. There was no outstanding balance of this credit facility at September 30, 2017 and December 31, 2016.

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

UOL paid a commitment fee equal to 1.00% of the aggregate commitments upon the closing of the UOL Credit Agreement. The UOL Credit Agreement also provides for an unused line fee payable quarterly, in arrears, in an amount equal to: (a) 0.50% per annum times the amount of the unused revolving commitment that is less than or equal to the amount of the cash maintained in accounts with the agent (as depositary bank); plus (b) 1.00% per annum times the amount of the unused revolving commitment that is greater than the amount of the cash maintained in accounts with the agent (as depositary bank). Any amounts outstanding under the UOL Credit Facility are due at maturity. There was no outstanding balance under the UOL Credit Agreement at September 30, 2017.

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

NOTE 8—NOTES PAYABLE

(a)  $34,034 Senior Notes Payable due October 31, 2021

At September 30, 2017, the Company had $34,034 of Senior Notes Payable (“2021 Notes”) due in 2021, interest payable quarterly at 7.5%. On November 2, 2016, the Company issued $28,750 of 2021 Notes and during the three months ended September 30, 2017, the Company issued an additional $5,284 of 2021 Notes pursuant to an At The Market Issuance Sales Agreement (the “Sales Agreement”) as further discussed below. The 2021 Notes are unsecured and due and payable in full on October 31, 2021. In connection with the issuance of the 2021 Notes on November 2, 2016, the Company received net proceeds of $27,664 (after underwriting commissions, fees and other issuance costs of $1,086). In connection with the issuance of the 2021 Notes in 2017 pursuant to the Sales Agreement, the Company received net proceeds of $5,364 (after premiums less underwriting commissions, fees and other issuance costs of $80). The outstanding balance of the 2021 Notes was $33,224 (net of unamortized debt issue costs and premiums of $810) and $27,700 (net of unamortized debt issue costs of $1,050) at September 30, 2017 and December 31, 2016, respectively. In connection with the offering of 2021 Notes on November 2, 2016, certain members of management and the Board of Directors of the Company purchased $2,731 or 9.5% of the 2021 Notes offered by the Company. Interest expense on the 2021 Notes totaled $643 and $1,829 for the three and nine months ended September 30, 2017, respectively.

(b) $84,047 Senior Notes Payable due May 31, 2027

At September 30, 2017, the Company had $84,047 of Senior Notes Payable (“2027 Notes”) due in 2027, interest payable quarterly at 7.5%. On May 31, 2017, the Company issued $60,375 of 2027 Notes and during the three months ended September 30, 2017 the Company issued an additional $23,672 of 2027 Notes pursuant to the Sales Agreement as further discussed below. The 2027 Notes are unsecured and due and payable in full on May 31, 2027. In connection with the issuance of the 2027 Notes, the Company received net proceeds of $82,284 (after underwriting commissions, fees and other issuance costs of $1,763). The outstanding balance of the 2027 Notes was $82,350 (net of unamortized debt issue costs of $1,697) at September 30, 2017. Interest expense on the 2027 Notes totaled $1,407 and $1,810 for the three and nine months ended September 30, 2017.

(c) At Market Issuance Sales Agreement to Issue Up to Aggregate of $39,625 of 2021 Notes or 2027 Notes

On June 28, 2017, the Company entered into the Sales Agreement and filed a prospectus supplement, pursuant to which the Company may sell from time to time, at the Company’s option up to an aggregate of $39,625 of 2021 Notes or 2027 Notes. The Notes sold pursuant to the Sales Agreement will be issued pursuant to a prospectus dated March 29, 2017, as supplemented by a prospectus supplement dated June 28, 2017, in each case filed with the Securities and Exchange Commission pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-216763), which was declared effective by the SEC on March 29, 2017. The Notes will be issued pursuant to the Indenture, dated as of November 2, 2016, as supplemented by a First Supplemental Indenture, dated as of November 2, 2016 and the Second Supplemental Indenture, dated as of May 31, 2017, each between the Company and U.S. Bank, National Association, as trustee. Future sales of the 2021 Notes and 2027 Notes pursuant to the Sales Agreement will depend on a variety of factors including, but not limited to, market conditions, the trading price of the notes and the Company’s capital needs. During the three months ended September 30, 2017, the Company issued $5,284 of 2021 Notes and $23,672 of 2027 Notes. At September 30, 2017, the Company has an additional $10,669 of 2021 Notes or 2027 Notes that may be sold pursuant to the Sales Agreement. There can be no assurance that the Company will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that the Company may deem appropriate.

(d) Australian Dollar $80,000 Note Payable

In August 2016, the Company formed GA Retail Investments, L.P., a Delaware limited partnership, (the “Partnership”) which required the Company to contribute $15,350. The Partnership borrowed $80,000 Australian dollars from a third party investor in connection with its formation and the $80,000 Australian dollars were exchanged for a 50% special limited partnership interest in the Partnership. The Partnership was formed to provide funding for the retail liquidation engagement the Company entered into to liquidate the Masters Home Improvement stores. The $80,000 Australian dollar participating note payable was non-interest bearing, shares in 50% of the all of the profits and losses of the Partnership and was subject to repayment upon the completion of the going-out-of-business sale of Masters Home Improvement stores as defined in the partnership agreement. Although the terms of the participating note payable included the issuance of a 50% equity interest in the Partnership, sharing in all profits and losses of the Partnership, and no repayment until certain events occur, in accordance with ASC 480 Distinguishing Liabilities From Equity, this financial instrument was classified as a participating note payable. The $80,000 Australian dollar participating note payable was repaid in December 2016 upon the completion of the going-out-of-business sale of Masters Home Improvement stores as defined in the partnership agreement. At September 30, 2017 and December 31, 2016, $524 and $10,037, respectively, were payable in accordance with the participating note payable share of profits and is included in due to related parties and partners in the condensed consolidated balance sheets.

(e) Other Notes Payable

Other notes payable include notes payable to a clearing organization for one of the Company’s broker dealers.  The notes payable accrue interest at rates ranging from the prime rate plus 0.25% to 2.0% (4.5% to 6.25% at September 30, 2017) payable annually. The principal payments on the notes payable are due annually in the amount of $121 on October 31, $214 on September 30, and $357 on January 31. The notes payable mature at various dates from January 31, 2018 through January 31, 2022. At September 30, 2017, the outstanding balance for the notes payable was $2,364.

NOTE 9— INCOME TAXES

The Company’s effective income tax rate was a benefit of 80.5% and an expense of 38.9% for the nine months ended September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017, the Company elected to treat the acquisition of UOL as a taxable business combination for income tax purposes in accordance with Internal Revenue Code Section 338(g) (“IRS Code Section 338(g)”). This resulted in the Company foregoing the income tax attributes of UOL that existed at the acquisition date which included net operating loss carryforwards, capital loss carryforwards and foreign tax credits. The income tax election in accordance with IRS Code Section 338(g) provides the Company with a tax step-up in the basis of the intangible assets and goodwill acquired for tax purposes. In accordance with ASC 740, the impact of the election in accordance with IRS Code Section 338(g) on deferred income taxes resulted in the recording of a tax benefit in the amount of $8,389 during the nine months ended September 30, 2017. The effective income tax rate for the nine months ended September 30, 2016 was lower than the statutory federal and state income tax rate due to the tax differential on net income attributable to noncontrolling interests.

As of September 30, 2017, the Company had federal net operating loss carry forwards of approximately $65,500 and state net operating loss carry forwards of $77,200. The Company’s federal net operating loss carry forwards will expire in the tax year ending December 31, 2036, the state net operating loss carry forwards will expire in 2034, and the foreign tax credit carry forwards will expire in 2023.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss and tax credit carry forwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carry forward period, and other circumstances. As a result of the common stock offering by the Company that was completed on June 5, 2014, the Company had a more than 50% ownership shift in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of September 30, 2017, the Company believes that the net operating loss that existed as of the more than 50% ownership shift will be utilized in future tax periods before the loss carry forwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance.

The Company files income tax returns in the U.S., various state and local jurisdictions, and certain other foreign jurisdictions. The Company is currently under audit by certain federal, state and local, and foreign tax authorities. The audits are in varying stages of completion. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, case law developments and closing of statutes of limitations. Such adjustments are reflected in the provision for income taxes, as appropriate. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2013 to 2016.

NOTE 10— EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Basic common shares outstanding exclude 453,365 common shares that are held in escrow and subject to forfeiture. The common shares held in escrow includes 66,000 common shares issued to the former members of Great American Group, LLC that are subject to forfeiture upon the final settlement of claims for goods held for sale in connection with the transaction with Alternative Asset Management Acquisition Corp. in 2009 and 387,365 common shares that are subject to forfeiture to indemnify the Company for certain representations and warranties in connection with the acquisition of Wunderlich. These shares are subject to forfeiture upon the final settlement of claims as more fully described in the related escrow instructions. Dilutive common shares outstanding includes contingently issuable shares that are currently in escrow and subject to release if the conditions for the final settlement of claims in accordance with the escrow instructions were satisfied at the end of the respective periods.

Basic and diluted earnings per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to B. Riley Financial, Inc.	$368	$8,939	$17,669	$9,086

Weighted average shares outstanding:
Basic	26,059,490	18,977,072	22,180,808	17,805,127
Effect of dilutive potential common shares:
Restricted stock units and non-vested shares	1,193,007	169,311	816,841	159,376
Contingently issuable shares	387,365	44,652	387,365	44,655
Diluted	27,639,862	19,191,035	23,385,014	18,009,158

Basic income per share	$0.01	$0.47	$0.80	$0.51
Diluted income per share	$0.01	$0.47	$0.76	$0.50

NOTE 11— COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject to certain legal and other claims that arise in the ordinary course of its business. In particular, the Company and its subsidiaries are named in and subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions, and regulatory matters. Some of these claims seek substantial compensatory, punitive, or indeterminate damages. The Company and its subsidiaries are also involved in other reviews, investigations, and proceedings by governmental and self-regulatory organizations regarding our business, which may result in adverse judgments, settlements, fines, penalties, injunctions, and other relief. In view of the number and diversity of claims against our company, the number of jurisdictions in which litigation is pending, and the inherent difficulty of predicting the outcome of litigation and other claims, we cannot state with certainty what the eventual outcome of pending litigation or other claims will be.  Notwithstanding this uncertainty, the Company does not believe that the results of these claims are likely to have a material effect on its financial position or results of operations.

In 2012, Gladden v. Cumberland Trust, WSI, et al. filed a complaint in Circuit Court, Hamblen County, TN at Morristown, Case No. 12-CV-119.  This complaint alleges the improper distribution and misappropriation of trust funds. The plaintiff seeks damages of no less than $3,925, an accounting, and among other things, punitive damages. In October 2017, the Tennessee Supreme Court remanded the case to the Tennessee State Trial Court for determination of which claims are subject to arbitration and which are not. At the present time, the financial impact to the Company, if any, cannot be estimated.

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

In May 2014, Waterford Township Police & Fire Retirement System et al. v. Regional Management Corp et al., filed a complaint in the Southern District of New York (the “Court”), against underwriters alleging violations under sections 11 and 12 of the Securities Act of 1933, as amended (the “Securities Act”). FBR Capital Markets & Co. (“FBRCM”), a broker-dealer subsidiary of ours, was a co-manager of 2 offerings. On January 30, 2017, the Court denied the plaintiffs’ motion to file a first amended complaint, which would have revived claims previously dismissed by the Court on March 30, 2016. On March 1, 2017, the plaintiffs filed a notice of appeal and an opening brief on June 21, 2017. Defendant’s opposition motion was filed on September 12, 2017. Appellants filed their reply brief on October 17, 2017 and oral argument has been scheduled for November 17, 2017. Regional Management continues to indemnify all of the underwriters, including FBRCM, pursuant to the operative underwriting agreement.

On January 5, 2017, complaints filed in November 2015 and May 2016 naming MLV & Co. (“MLV”), a broker-dealer subsidiary of FBR, as a defendant in putative class action lawsuits alleging claims under the Securities Act, in connection with the offerings of Miller Energy Resources, Inc. (“Miller”) have been consolidated. The Master Consolidated Complaint, styled Gaynor v. Miller et al., is pending in the United States District Court for the Eastern District of Tennessee, and, like its predecessor complaints, continues to allege claims under Sections 11 and 12 of the Securities Act against nine underwriters for alleged material misrepresentations and omissions in the registration statement and prospectuses issued in connection with six offerings (February 13, 2013; May 8, 2013; June 28, 2013; September 26, 2013; October 17, 2013 (as to MLV only) and August 21, 2014) with an alleged aggregate offering price of approximately $151,000. The plaintiffs seek unspecified compensatory damages and reimbursement of certain costs and expenses. In August 2017, the Court granted Defendant’s Motion to Dismiss on Section 12 claims and found that the plaintiffs had not sufficiently alleged a corrective disclosure prior to August 6, 2015, when an SEC civil action was announced. Defendant’s answer was filed on September 25, 2017. Although MLV is contractually entitled to be indemnified by Miller in connection with this lawsuit, Miller filed for bankruptcy in October 2015 and this likely will decrease or eliminate the value of the indemnity that MLV receives from Miller.

In April 2017, two purported shareholders of FBR filed a putative class action against FBR and the members of its board of directors that challenged the disclosures made in connection with the merger of FBR with the Company, styled Michael Rubin v. FBR & Co., et al., Case No. 1:17-cv-00410-LMB-MSN and Kim v. FBR & Co., et al. Case No.1:17-cv-004440LMB-IDD. The complaints alleged that the registration statement filed in connection with the Merger failed to disclose certain allegedly material information in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Ru1e 14a-9 promulgated thereunder. On July 12, 2017, per stipulation, the complaints were dismissed - with prejudice as to the named plaintiffs only, without prejudice as to the class.  In August 2017, a mootness fee was paid and the case was dismissed.

In February 2017, certain former employees filed an arbitration claim with FINRA against Wunderlich Securities, Inc. (“WSI”) alleging misrepresentations in the recruitment of claimants to join WSI. Claimants also allege that WSI failed to support their mortgage trading business resulting in the loss of opportunities during their employment with WSI. Claimants are seeking $10 million in damages. WSI has counterclaimed alleging that claimants mispresented their process for doing business, particularly their capital needs, resulting in substantial losses to WSI. WSI believes the claims are meritless and intends to vigorously defend the action. A hearing has been scheduled for March 2018.

In March 2017, United Online, Inc. received a letter from PeopleConnect, Inc. (formerly, Classmates, Inc.) (“Classmates”) regarding a notice of investigation received from the Consumer Protection Divisions of the District Attorneys’ offices of four California counties (“California DAs”).  These entities suggest that Classmates may be in violation of California codes relating to unfair competition, false or deceptive advertising, and auto-renewal practices.  Classmates asserts that these claims are indemnifiable claims under the purchase agreement between United Online, Inc. and the buyer of Classmates.  A tolling agreement with the California DAs has been signed and informal discovery and production is in process.  At the present time, the financial impact to the Company, if any, cannot be estimated.

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

In September 2017, a statement of claim was filed in a FINRA arbitration naming FBRCM and other underwriters related to the underwriting of the now-bankrupt, Quantum Fuel Systems Technologies Worldwide, Inc. (“Quantum”).  Claimants are seeking $37,000 in actual damages, plus $75,000 in punitive damages and attorney’s fees.  On October 24, 2017, we joined in a motion with the other underwriters requesting that the claim be dismissed on the grounds that it is improper under FINRA Rules 12204 and 122205 which prohibit class actions and derivative claims, respectively.  Our initial response is due in November 2017 and we have agreed to a dual representation arrangement with the other underwriters.  At the present time, the financial impact to the Company, if any, cannot be estimated.

NOTE 12— SHARE-BASED PAYMENTS

(a) Amended and Restated 2009 Stock Incentive Plan

During the nine months ended September 30, 2017, the Company granted restricted stock units representing 486,049 shares of common stock with a total fair value of $7,732 to certain employees of the Company under the Company’s Amended and Restated 2009 Stock Incentive Plan (the “Plan”). During the year ended December 31, 2016, the Company granted restricted stock units representing 544,605 shares of common stock with a total fair value of $5,301 to certain employees and directors of the Company under the Plan. Share-based compensation expense for such restricted stock units was $1,410 and $3,624 for the three and nine months ended September 30, 2017, respectively. Share-based compensation expense for such restricted stock units was $834 and $1,831 for the three and nine months ended September 30, 2016, respectively.

 The restricted stock units generally vest over a period of one to three years based on continued service. In determining the fair value of restricted stock units on the grant date, the fair value is adjusted for (a) estimated forfeitures, (b) expected dividends based on historical patterns and the Company’s anticipated dividend payments over the expected holding period and (c) the risk-free interest rate based on U.S. Treasuries for a maturity matching the expected holding period. As of September 30, 2017, the expected remaining unrecognized share-based compensation expense of $9,271 will be expensed over a weighted average period of 2.2 years.

A summary of equity incentive award activity under the Plan for the nine months ended September 30, 2017 was as follows:

		Weighted
		Average
	Shares	Fair Value
Nonvested at December 31, 2016	680,135	$9.74
Granted	486,049	15.91
Vested	(193,626)	10.32
Forfeited	(29,724)	10.49
Nonvested at September 30, 2017	942,834	$12.78

The per-share weighted average grant-date fair value of restricted stock units was $15.91 during the nine months ended September 30, 2017. There were 193,626 restricted stock units with a fair value of $1,999 that vested during the nine months ended September 30, 2017 under the Plan.

Amended and Restated FBR & Co. 2006 Long-Term Stock Incentive Plan

In connection with the acquisition of FBR on June 1, 2017, the equity awards previously granted or available for issuance under the FBR & Co. 2006 Long-Term Stock Incentive Plan (the “FBR Stock Plan”) may be issued under the Plan. During the nine months ended September 30, 2017, the Company granted restricted stock units representing 784,638 shares of common stock with a total grant date fair value of $13,129. Share-based compensation expense was $1,383 and $1,687 for the three and nine months ended September 30, 2017, respectively, in connection with the June 13, 2017 restricted stock award. In connection with the restructuring discussed in Note 2(i), the Company recorded share-based compensation expense of $2,391 related to the accelerated vesting of restricted stock awards. Of the $2,391, $884 related to former corporate executives of FBR and $1,507 related to employees in the Capital Markets segment. As of September 30, 2017, the expected remaining unrecognized share-based compensation expense of $11,916 will be expensed over a weighted average period of 2.7 years.

A summary of equity incentive award activity for the period from June 1, 2017, the date of the acquisition of FBR, through September 30, 2017 was as follows:

		Weighted
		Average
	Shares	Fair Value
Nonvested at June 1, 2017, acquisition date of FBR resulting from the exchange of previously existing FBR awards	530,661	$14.70
Granted	784,638	16.73
Vested	(200,905)	15.08
Forfeited	(93,963)	15.93
Nonvested at September 30, 2017	1,020,431	$16.14

NOTE 13— NET CAPITAL REQUIREMENTS

B. Riley & Co., LLC (“BRC”), FBRCM, MLV and Wunderlich Securities, Inc. (“WSI”), the Company’s broker-dealer subsidiaries, are registered with the SEC as broker-dealers and are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of September 30, 2017, BRC had net capital of $12,052, which was $11,728 in excess of its required net capital of $324, FBRCM had net capital of $38,976, which was $37,976 in excess of its required net capital of $1,000, MLV had net capital of $407, which was $307 in excess of its required net capital of $100, and WSI had net capital of $3,601, which was $2,891 in excess of its required net capital of $710.

NOTE 14— RELATED PARTY TRANSACTIONS

At September 30, 2017, amounts due from related parties include $5,452 from GACP I, L.P. and $30 from GACP II, L.P. for management fees, incentive fees and other operating expenses and $600 from CA Global Partners, LLC (“CA Global”) for advances on certain wholesale and industrial liquidation engagements. Amounts due to related parties includes $720 payable to CA Global for operating expenses related to wholesale and industrial liquidation engagements managed by CA Global. At December 31, 2016, amounts due from related parties include $2,050 from GACP I, L.P. for management fees, incentive fees and other operating expenses and $959 from CA Global. Great American Capital Partners, LLC, a subsidiary of the Company, is the general partner of GACP I, L.P. CA Global is one of the members of Great American Global Partners, LLC (“GA Global Ptrs”). The amounts receivable and payable from CA Global are comprised of amounts due to and due from CA Global in connection with certain auctions of wholesale and industrial machinery and equipment that they were managed by CA Global on behalf of GA Global Ptrs.

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

 The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Capital Markets reportable segment:
Revenues - Services and fees	$56,473	$10,063	$95,872	$22,799
Interest income - Securities lending	7,206	—	9,424	—
Total revenues	63,679	10,063	105,296	22,799
Selling, general, and administrative expenses	(53,955)	(8,916)	(87,753)	(22,535)
Restructuring costs	(3,322)	—	(7,245)	—
Interest expense - Securities lending	(4,950)	—	(6,515)	—
Depreciation and amortization	(1,636)	(138)	(2,167)	(406)
Segment (loss) income	(184)	1,009	1,616	(142)
Auction and Liquidation reportable segment:
Revenues - Services and fees	7,376	17,058	43,179	29,358
Revenues - Sale of goods	1	6,503	1	6,505
Total revenues	7,377	23,561	43,180	35,863
Direct cost of services	(3,385)	(4,365)	(25,482)	(9,870)
Cost of goods sold	(2)	(2,223)	(2)	(2,225)
Selling, general, and administrative expenses	(1,963)	(3,976)	(6,562)	(6,840)
Depreciation and amortization	(5)	(6)	(15)	(22)
Segment income	2,022	12,991	11,119	16,906
Valuation and Appraisal reportable segment:
Revenues - Services and fees	9,043	7,696	24,799	22,865
Direct cost of services	(3,778)	(3,549)	(11,031)	(10,287)
Selling, general, and administrative expenses	(2,253)	(2,136)	(6,395)	(6,379)
Depreciation and amortization	(43)	(19)	(130)	(72)
Segment income	2,969	1,992	7,243	6,127
Principal Investments - United Online segment:
Revenues - Services and fees	12,249	15,483	38,504	15,483
Revenues - Sale of goods	78	163	220	163
Total revenues	12,327	15,646	38,724	15,646
Direct cost of services	(2,975)	(4,927)	(9,711)	(4,927)
Cost of goods sold	(122)	(168)	(311)	(168)
Selling, general, and administrative expenses	(2,433)	(2,139)	(8,536)	(2,139)
Depreciation and amortization	(1,703)	(1,802)	(5,313)	(1,802)
Restructuring costs	(150)	(3,187)	(633)	(3,187)
Segment income	4,944	3,423	14,220	3,423
Consolidated operating income from reportable segments	9,751	19,415	34,198	26,314

Corporate and other expenses (including restructuring costs of $1,424 and $3,606 during the three and nine months ended September 30, 2017, respectively, and $398 during the three and nine months ended September 30, 2016)	(8,395)	(3,993)	(19,571)	(9,047)
Interest income	76	26	358	32
Loss on equity investment	(157)	—	(157)	—
Interest expense	(2,510)	(991)	(5,195)	(1,398)
(Loss) income before income taxes	(1,235)	14,457	9,633	15,901
Benefit from (provision for) income taxes	1,357	(6,083)	7,753	(6,184)
Net income	122	8,374	17,386	9,717
Net (loss) income attributable to noncontrolling interests	(246)	(565)	(283)	631
Net income attributable to B. Riley Financial, Inc.	$368	$8,939	$17,669	$9,086

The following table presents revenues by geographical area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Revenues - Services and fees:
North America	$85,128	$49,882	$200,500	$89,790
Australia	—	—	940	—
Europe	13	418	914	715
Total Revenues - Services and fees	$85,141	$50,300	$202,354	$90,505

Revenues - Sale of goods
North America	$79	$163	$221	$165
Europe	—	6,503	—	6,503
Total Revenues - Sale of goods	$79	$6,666	$221	$6,668

Revenues - Interest income - Securities lending:
North America	$7,206	$—	$9,424	$—

Total Revenues:
North America	$92,406	$50,045	$210,138	$89,955
Australia	—	—	940	—
Europe	20	6,921	921	7,218
Total Revenues	$92,426	$56,966	$211,999	$97,173

The following table presents long-lived assets, which consists of property and equipment and other assets, by geographical area:

	As of	As of
	September 30,	December 31,
	2017	2016
Long-lived Assets - Property and Equipment, net:
North America	$13,105	$5,785
Australia	—	—
Europe	—	—
Total	$13,105	$5,785

Segment assets are not reported to, or used by, the Company’s Chief Operating Decision Maker to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.

NOTE 16— SUBSEQUENT EVENTS

On November 8, 2017, the Company’s Board of Directors approved a regular quarterly dividend of $0.08 per share and a special dividend of $0.04 per share, which will be paid on or about November 30, 2017 to stockholders of record on November 22, 2017.

Acquisition of magicJack VocalTec Ltd.

On November 9, 2017, the Company entered into an Agreement and Plan of Merger with B. R. Acquisition Ltd., an Israeli corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and magicJack VocalTec Ltd., an Israeli corporation (“magicJack”), pursuant to which Merger Sub will merge with and into magicJack, with magicJack continuing as the surviving corporation and as an indirect subsidiary of the Company. Subject to the terms and conditions of the Agreement and Plan of Merger, each outstanding share of magicJack will be converted into the right to receive $8.71 in cash without interest, representing approximately $143,500 in aggregate merger consideration.  The closing of the transaction is subject to the receipt of certain regulatory approvals, the approval of the magicJack shareholder’s and the satisfaction of other closing conditions.  It is anticipated that the acquisition of magicJack will close in the first half of 2018.

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

Overview

B. Riley Financial, Inc. and its subsidiaries (NASDAQ: RILY) provide collaborative financial services and solutions through several subsidiaries, including:

●	B. Riley & Co., LLC (“BRC”), FBR Capital Markets & Co. and Wunderlich Securities, Inc., are mid-sized, full service investment banks providing financial advisory, corporate finance, research, securities lending and sales & trading services to corporate, institutional and high net worth individual clients. Wunderlich also provides wealth management services to high net worth individuals and families;

●	B. Riley Capital Management, LLC, a Securities and Exchange Commission (“SEC”) registered investment advisor, which includes:

○	B. Riley Asset Management, an advisor to certain private funds and to institutional and high net worth investors;

○	B. Riley Wealth Management (formerly MK Capital Advisors), a multi-family office practice and wealth management firm focused on the needs of ultra-high net worth individuals and families; and

○	Great American Capital Partners, LLC (“GACP”), the general partner of a private fund, GACP I, L.P. a direct lending fund that provides senior secured loans and second lien secured loan facilities to middle market public and private U.S. companies;

●	Great American Group, LLC, a leading provider of asset disposition and auction solutions to a wide range of retail and industrial clients; and

●	Great American Group Advisory and Valuation Services, LLC, a leading provider of appraisal and valuation services for asset based lenders, private equity firms and corporate clients.

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

Recent Developments

On February 17, 2017, we entered into an Agreement and Plan of Merger (the “FBR Merger Agreement”) with FBR & Co. (“FBR”), pursuant to which FBR was to merge with and into the Company (or a subsidiary of the Company), with the Company (or its subsidiary) as the surviving corporation (the “Merger”). On May 1, 2017, the Company and FBR filed a registration statement for the planned Merger. The shareholders of the Company and FBR approved the acquisition on June 1, 2017, customary closing conditions were satisfied and the acquisition was completed on June 1, 2017. Subject to the terms and conditions of the FBR Merger Agreement, each outstanding share of FBR common stock (“FBR Common Stock”) was converted into the right to receive 0.671 of a share of our common stock. The total acquisition consideration for FBR was estimated to be $73.5 million, which includes the issuance of approximately 4,831,633 shares of our common stock with an estimated fair value of $71.0 million (based on the closing price of our common stock on June 1, 2017) and restricted stock awards with a fair value of $2.5 million attributable to the service period prior to June 1, 2017. We believe that the acquisition of FBR will allow us to benefit from investment banking, corporate finance, securities lending, research, and sales and trading services provided by FBR and planned synergies from the elimination of duplicate corporate overhead and management functions with us.

On May 17, 2017, we entered into a Merger Agreement with Wunderlich Investment Company, Inc., a Delaware corporation (“Wunderlich”), and Stephen Bonnema, in his capacity as the Stockholder Representative (the “Stockholder Representative”), collectively (the “Wunderlich Merger Agreement”). Pursuant to the Wunderlich Merger Agreement, customary closing conditions were satisfied and the acquisition was completed on July 3, 2017. We also entered into a registration rights agreement with certain shareholders of Wunderlich (the “Registration Rights Agreement”) on July 3, 2017. The Registration Rights Agreement provides the Wunderlich shareholder signatories with the right to notice of and, subject to certain conditions, the right to register shares of our common stock in certain future registered offerings of shares of our common stock. In connection with the acquisition Wunderlich on July 3, 2017, the total consideration of $66.0 million included $29.7 million of cash and the issuance of approximately 1,974,812 shares of the Company’s common stock with an estimated fair value of $31.4 million and 821,816 newly issued common stock warrants with an estimated fair value of $4.9 million.

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

In second and third quarters of 2017, we implemented costs savings measures taking into account the planned synergies as a result of the acquisition of FBR and Wunderlich which included a reduction in force for some of the corporate executives of FBR and Wunderlich and a restructuring to integrate FBR and Wunderlich’s operations with our operations. These initiatives resulted in restructuring charges of $10.8 million in the second and third quarters of 2017. Restructuring charges included $3.3 million related to severance and accelerated vesting of restricted stock awards to former corporate executives of FBR and Wunderlich and $4.8 million of severance, accelerated vesting of stock awards to employees and $2.7 million of lease loss accruals for the planned consolidation of office space related to operations in the Capital Markets segment.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, reserves for accounts receivable and slow moving goods held for sale or auction, the carrying value of goodwill and other intangible assets, fair value measurements, share-based compensation and accounting for income tax valuation allowances can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended September 30, 2017.

Results of Operations

The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Condensed Consolidated Statements of Operations

(Dollars in thousands)

	Three Months September 30, 2017		Three Months September 30, 2016
	Amount	%	Amount	%
Revenues:
Services and fees	$85,141	92.1%	$50,300	88.3%
Interest income - Securities lending	7,206	7.8%	—	0.0%
Sale of goods	79	0.1%	6,666	11.7%
Total revenues	92,426	100.0%	56,966	100.0%

Operating expenses:
Direct cost of services	10,138	11.0%	12,841	22.5%
Cost of goods sold	124	0.1%	2,391	4.2%
Selling, general and administrative expenses	70,962	76.8%	22,727	39.9%
Restructuring costs	4,896	5.3%	3,585	6.3%
Interest expense - Securities lending	4,950	5.4%	—	0.0%
Total operating expenses	91,070	98.5%	41,544	72.9%
Operating income	1,356	1.5%	15,422	27.1%
Other income (expense):
Interest income	76	0.1%	26	0.0%
Loss from equity investment	(157)	(0.2%)	—	0.0%
Interest expense	(2,510)	(2.7%)	(991)	(1.7%)
(Loss) income before income taxes	(1,235)	(1.3%)	14,457	25.3%
Benefit from (provision for) income taxes	1,357	1.5%	(6,083)	(10.7%)
Net income	122	0.1%	8,374	14.7%
Net loss attributable to noncontrolling interests	(246)	(0.3%)	(565)	(1.0%)
Net income attributable to B. Riley Financial, Inc.	$368	0.4%	$8,939	15.7%

Revenues

The table below and the discussion that follows are based on how we analyze our business.

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016		Change
	Amount	%	Amount	%	Amount	%
Revenues - Services and Fees:
Capital Markets segment	$56,473	61.1%	$10,063	17.7%	$46,410	461.2%
Auction and Liquidation segment	7,376	8.0%	17,058	29.9%	(9,682)	-56.8%
Valuation and Appraisal segment	9,043	9.8%	7,696	13.5%	1,347	17.5%
Principal Investments - United Online segment	12,249	13.3%	15,483	27.2%	(3,234)	-20.9%
Subtotal	85,141	92.1%	50,300	88.3%	34,841	69.3%

Revenues - Sale of goods:
Auction and Liquidation segment	1	0.0%	6,503	11.4%	(6,502)	100.0%
Principal Investments - United Online segment	78	0.1%	163	0.3%	(85)	-52.1%
Subtotal	79	0.1%	6,666	11.7%	(6,587)	-98.8%

Interest income - Securities lending:
Capital Markets segment	7,206	7.8%	—	n/m	7,206	n/m
Total revenues	$92,426	100.0%	$56,966	100.0%	$35,460	62.2%

n/m - Not applicable or not meaningful.

Total revenues increased $35.5 million to $92.4 million during the three months ended September 30, 2017 from $57.0 million during the three months ended September 30, 2016. The increase in revenues during the three months ended September 30, 2017 was primarily due to an increase in revenues from services and fees of $34.8 million and increase in revenues from interest income – securities lending of $7.2 million, offset by a decrease in revenues from the sale of goods of $6.5 million. The increase in revenues from services and fees of $34.8 million in 2017 was primarily due to an increase in revenues of $46.4 million in the capital markets segment and $1.3 million in the valuation and appraisal segment, offset by a decrease in revenues of $9.7 million in the auction and liquidation segment and a decrease of $3.2 million in the principal investments – United Online segment. The increase of $7.2 million in interest income – securities lending was as a result of the acquisition of FBR on June 1, 2017. The decrease in revenues from sale of goods of $6.6 million was due to the sale of retail goods that we acquired title to in September 2016 from the bankruptcy trustee of MS Mode, a retailer of women’s apparel that operates 130 retail locations throughout the Netherlands.

Revenues from services and fees in the capital markets segment increased $46.4 million, to $56.5 million during the three months ended September 30, 2017 from $10.1 million during the three months ended September 30, 2016. The increase in revenues was primarily due to an increase in revenues of $16.8 million from investment banking fees, $12.4 million from commissions, fees and other income primarily earned from research, sales and trading, $16.0 million from wealth management services and $1.2 million from trading income. The increase in revenues from investment banking fees was primarily due to an increase in the number of investment banking transactions where we acted as an advisor in 2017 as compared to the same period in 2016. Of the $16.8 million increase in investment banking fees, $14.4 million of the increase was primarily due to operations of FBR that we acquired on June 1, 2017 and Wunderlich that we acquired on July 3, 2017. The increase in revenues from commissions, fees and other income primarily earned from research, sales and trading, was primarily due to an increase in fees and commissions earned from research, sales and trading and incentive management fees earned from our various funds we manage which included $10.4 million of revenues from the acquisition of FBR on June 1, 2017 and Wunderlich on July 3, 2017. The increase in revenues from wealth management services included $15.9 million of revenues from the acquisition of Wunderlich on July 3, 2017. The increase in revenues from trading income in 2017 was primarily due to an increase in income we earned from trading activities in our propriety trading account.

Revenues from services and fees in the auction and liquidation solutions decreased $9.7 million, to $7.4 million during the three months ended September 30, 2017 from $17.1 million during the three months ended September 30, 2016. The decrease in revenues of $9.7 million was primarily due to a decrease in revenues of $10.1 million from services and fees from retail liquidation engagements, offset by an increase in revenues of $0.4 million from services and fees in our wholesale and industrial auction division. The decrease in revenues from services and fees from retail liquidation engagements in 2017 was primarily due to impact of the revenues we generated in the prior year from the going-out-of-business sale of 185 Hancock Fabric stores in the United States. In the third quarter of 2017, we did not have any similar large retail liquidation engagements that were completed. The increase in revenues from services and fees in our wholesale and industrial division was primarily due to an increase in the number of wholesale and industrial auction engagements in 2017 as compared to the same period in 2016.

Revenues from services and fees in the valuation and appraisal segment increased $1.3 million, or 17.5%, to $9.0 million during the three months ended September 30, 2017 from $7.7 million during the three months ended September 30, 2016. The increase in revenues was primarily due to increases of (a) $0.9 million related to appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors and (b) $0.4 million related to appraisal engagements where we perform valuations of intellectual property and business valuations.

Revenues from services and fees in the principal investments - United Online segment decreased $3.2 million to $12.2 million during the three months ended September 30, 2017 from $15.5 million during the three months ended September 30, 2016. The decrease in revenues was primarily due to lower paid subscribers to our services and lower advertising impressions as a result of a decline in active accounts.  Services revenues primarily from customer paid accounts related to our Internet access and related subscription services decreased $1.9 million to $9.3 million during the three months ended September 30, 2017 from $11.2 million during the three months ended September 30, 2016.   Advertising revenues from Internet display advertising and search related to our email and Internet access services decreased $1.4 million to $2.9 million during the three months ended September 30, 2017 from $4.3 million during the three months ended September 30, 2016.  Over the past several years revenues from paid subscription services have declined year over year as a result of a decline in the number of paid subscribers for our services. Management believes the decline in paid subscriber accounts is primarily attributable to the industry trends of consumers switching from dial-up Internet access to high speed Internet access such as cable and DSL. Management expects revenues in the principal investments - United Online segment to continue to decline year over year.

Operating Expenses

Direct Cost of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the three months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30, 2017				Three Months Ended September 30, 2016
			Principal				Principal
	Auction and	Valuation and	Investments -		Auction and	Valuation and	Investments -
	Liquidation	Appraisal	United Online		Liquidation	Appraisal	United Online
	Segment	Segment	Segment	Total	Segment	Segment	Segment	Total
Revenues - Services and fees	$7,376	$9,043	$12,249		$17,058	$7,696	$15,483
Direct cost of services	3,385	3,778	2,975	$10,138	4,365	3,549	4,927	$12,841
Gross margin on services and fees	$3,991	$5,265	$9,274		$12,693	$4,147	$10,556
Gross margin percentage	54.1%	58.2%	75.7%		74.4%	53.9%	68.2%

Total direct costs decreased $2.7 million, to $10.1 million during the three months ended September 30, 2017 from $12.8 million during the three months ended September 30, 2016. Direct costs of services decreased by $1.0 million in the auction and liquidation segment and $1.9 million in the principal investments - United Online, offset by an increase of $0.2 million in the valuation and appraisal segment. The decrease in direct costs in the auction and liquidation segment was primarily due to a decrease in the number larger fee and commission retail liquidation engagements in 2017 as compared to the same period of 2016. The decrease in direct costs in the principal investments – United Online was primarily due to a decrease in costs to support the lower number of subscribers for dial-up internet service in 2017 as compared to the same period in 2016. The increase in direct costs of services in the valuation and appraisal segment was primarily due to an increase in payroll and related expenses in 2017 as compared to the same period in 2016.

Gross margin in the auction and liquidation segment for services and fees decreased to 54.1% of revenues during the three months ended September 30, 2017, as compared to 74.4% of revenues during the three months ended September 30, 2016. The decrease was primarily due to the impact of the revenues and margin we generated in the prior year from the going-out-of-business sale of 185 Hancock Fabric stores in the United States. In the third quarter of 2017, we did not have any similar large retail liquidation engagements that were completed which resulted in lower gross margins from retail liquidation engagements.

Gross margin in the valuation and appraisal segment for services and fees increased to 58.2% of revenues during the three months ended September 30, 2017, from 53.9% of revenues during the three months ended September 30, 2016. The increase in gross margin is primarily due to an increase in revenues due to higher average fees during the third quarter of 2017 and compared to the same period of 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended September 30, 2017 and 2016 were comprised of the following:

Selling, General and Administrative Expenses

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$55,591	78.4%	$9,054	39.9%	$46,537	514.0%
Auction and Liquidation segment	1,968	2.8%	3,982	17.5%	(2,014)	(50.6%)
Valuation and Appraisal segment	2,296	3.2%	2,155	9.5%	141	6.5%
Principal Investments - United Online segment	4,136	5.8%	3,941	17.3%	195	4.9%
Corporate and Other segment	6,971	9.8%	3,595	15.8%	3,376	93.9%
Total selling, general & administrative expenses	$70,962	100.0%	$22,727	100.0%	$48,235	212.2%

Total selling, general and administrative expenses increased $48.2 million, to $71.0 million during the three months ended September 30, 2017 from $22.7 million for the three months ended September 30, 2016. The increase was due to an increase in selling, general and administrative expenses of $46.5 million in the capital markets segment, $3.4 million in corporate and other segment, $0.2 million in the principal investments – United Online segment and $0.1 million in the valuation and appraisal segment, offset by a decrease of $2.0 million in the auction and liquidation segment.

Capital Markets

Selling, general and administrative expenses in the capital markets segment increased by $46.5 million to $55.6 million during the three months ended September 30, 2017 from $9.1 million during the three months ended September 30, 2016. The increase in expenses was primarily due to an increase in (a) payroll and related expenses of $15.2 million from the acquisition of Wunderlich on July 3, 2017 and $10.3 million from the acquisition of FBR on June 1, 2017, (b) $11.7 million of operating expenses related to the acquisition of FBR and $5.2 million of operating expenses related to the acquisition of Wunderlich, (c) payroll and related expenses of $2.6 million primarily related to an increases in incentive compensation as a result of the increase in revenues from investment banking fees in 2017 as compared to the same period in 2016, and (d) other operating expenses of $1.5 million.

Auction and Liquidation

Selling, general and administrative expenses in the auction and liquidation segment decreased $2.0 million, or 50.6%, to $2.0 million during the three months ended September 30, 2017 from $4.0 million for the three months ended September 30, 2016. The decrease in expenses was primarily due to a decrease in (a) payroll and related expenses in the amount of $1.3 million, (b) legal and professional fees of $0.5 million and (c) other administrative expenses of $0.2 million.

Valuation and Appraisal

Selling, general and administrative expenses in the valuation and appraisal segment were $2.3 million and $2.2 million during the three months ended September 30, 2017 and 2016, respectively.

Principal Investments - United Online

Selling, general and administrative expenses in the principal investments - United Online segment increased $0.2 million, or 4.9%, to $4.1 million during the three months ended September 30, 2017 from $3.9 million during the three months ended September 30, 2016. For the three months ended September 30, 2017, these expenses include $1.1 million of technology and development expenses, $0.3 million of sales and marketing expenses, $1.5 million of general and administrative expenses and $1.3 million of amortization of intangibles.   For the three months ended September 30, 2016, these expenses include $1.2 million of technology and development expenses, $0.4 million of sales and marketing expenses, $1.0 million of general and administrative expenses and $1.4 million of amortization of intangibles.  Technology and development expenses include expenses for product development, maintenance of existing software, technology and websites. Sales and marketing expenses include expenses associated personnel and overhead-related expenses for marketing, customer service, and advertising sales personnel to acquire and retain paid subscribers. Expenses associated with generating advertising revenues include sales commissions and personnel-related expenses. General and administrative expenses consist of personnel-related expenses for management in the principal investments - United Online segment, facilities, internal customer support personnel, personnel associated with operating our corporate systems and insurance recoveries. Amortization of intangibles includes amortization expense related to customer lists, advertising relationships, domain names and internally developed software.

Corporate and Other

Selling, general and administrative expenses for corporate and other increased $3.4 million, to $7.0 million during the three months ended September 30, 2017 from $3.6 million for the three months ended September 30 2016. The increase was primarily due to an increase in (a) fair value adjustment on mandatorily redeemable noncontrolling interest of $2.8 million (b) transactions costs of $0.4 million incurred for professional fees that primarily related to the acquisitions of Wunderlich, FBR and Dialectic during the nine months ended September 30, 2017.

Restructuring Charge. During the three months ended September 30 2017, we incurred a restructuring charge of $4.9 million. In second and third quarters of 2017, we implemented costs savings measures taking into account the planned synergies as a result of the acquisitions of FBR and Wunderlich which included a reduction in force for some of the corporate executives of FBR and a restructuring to integrate FBR and Wunderlich’s operations with our operations. These initiatives resulted in a restructuring charge of $4.7 million in the third quarter of 2017. The restructuring charge included $1.1 million related to severance and accelerated vesting of restricted stock awards to former corporate executives of Wunderlich and $2.3 million of severance, accelerated vesting of stock awards to employees and $1.3 million of lease loss accruals for the planned consolidation of office space. The restructuring charge in 2017 also included employee termination costs of $0.2 million related to a reduction in personnel in the principal investments – United Online segment of our operations.

Restructuring charge of $3.6 million during the three months ended September 30, 2016 includes $3.2 million of employee termination costs related to a reduction in personnel in the corporate offices of UOL after our acquisition of UOL on July 1, 2016 and $0.4 million of charges related to combing our corporate office location with the offices of UOL.

Other Income (Expense). Other income included interest income of less than $0.1 million during each of the three months ended September 30, 2017 and 2016. Interest expense was $2.5 million during the three months ended September 30, 2017 as compared to $1.0 million during the three months ended September 30, 2016. The increase in interest expense during the three months ended September 30, 2017 was primarily due to interest expense of $2.0 million incurred in 2017 from the issuance of senior notes due in 2021 and 2027.

Income (Loss) Before Income Taxes. Income before income taxes decreased $15.7 million to loss before income taxes of $1.2 million during the three months ended September 30, 2017 from an income before income taxes of $14.5 million during the three months ended September 30, 2016. The decrease in income before income taxes was primarily due to (a) an increase in corporate and other expenses of $4.4 million, which includes an increase in restructuring charges of $1.0 million, (b) a decrease in operating income of $11.0 million in our auction and liquidation segment, (c) a decrease in operating income of $1.2 million in our capital markets segment, (d) an increase in interest expense of $1.5 million, and (e) loss on equity investment of $0.2 million, offset by (a) an increase in operating income of $1.5 million in our principal investments – United Online segment, (b) an increase in interest income of $0.1 million and (c) an increase in operating income of $1.0 million in our valuation and appraisal segment.

Benefit from (Provision for) Income Taxes. Benefit from income taxes was $1.4 million during the three months ended September 30, 2017 compared to provision for income taxes of $6.1 million during the three months ended September 30, 2016. The effective income tax rate was a benefit of 109.9% for the three months ended September 30, 2017 as compared to a provision of 42.1% for the three months ended September 30, 2016.

Net Loss Attributable to Noncontrolling Interest. Net loss attributable to noncontrolling interests represents the proportionate share of net income generated by Great American Global Partners, LLC, in which we have a 50% membership interest that we do not own. The net loss attributable to noncontrolling interests was $0.2 million during the three months ended September 30, 2017 compared to net loss attributable to noncontrolling interests of $0.6 million during the three months ended September 30, 2016.

Net Income Attributable to the Company. Net income attributable to the Company for the three months ended September 30, 2017 was $0.4 million, a decrease of net income of $8.6 million, from net income attributable to the Company of $8.9 million for the three months ended September 30, 2016. Decrease in net income attributable to the Company during the three months ended September 30, 2017 as compared to the same period in 2016 was primarily due to an increase in selling, general and administrate expenses of $48.2 million, offset by an increase in total revenues of $35.5 million and the impact of benefit from taxes as discussed above.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Condensed Consolidated Statements of Operations

 (Dollars in thousands)

	Nine Months September 30, 2017		Nine Months September 30, 2016
	Amount	%	Amount	%
Revenues:
Services and fees	$202,354	95.5%	$90,505	93.1%
Interest income - Securities lending	9,424	4.4%	—	0.0%
Sale of goods	221	0.1%	6,668	6.9%
Total revenues	211,999	100.0%	97,173	100.0%

Operating expenses:
Direct cost of services	46,224	21.8%	25,084	25.8%
Cost of goods sold	313	0.1%	2,393	2.5%
Selling, general and administrative expenses	132,836	62.7%	48,844	50.3%
Restructuring costs	11,484	5.4%	3,585	3.7%
Interest expense - Securities lending	6,515	3.1%	—	0.0%
Total operating expenses	197,372	93.1%	79,906	82.2%
Operating income	14,627	6.9%	17,267	17.8%
Other income (expense):
Interest income	358	0.2%	32	0.0%
Loss from equity investment	(157)	(0.1%)	—	0.0%
Interest expense	(5,195)	(2.5%)	(1,398)	(1.4%)
Income before income taxes	9,633	4.5%	15,901	16.4%
Benefit from (provision for) income taxes	7,753	3.7%	(6,184)	(6.4%)
Net income	17,386	8.2%	9,717	10.0%
Net (loss) income attributable to noncontrolling interests	(283)	(0.1%)	631	0.5%
Net income attributable to B. Riley Financial, Inc.	$17,669	8.3%	$9,086	9.4%

Revenues

The table below and the discussion that follows are based on how we analyze our business.

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016		Change
	Amount	%	Amount	%	Amount	%
Revenues - Services and fees:
Capital Markets segment	$95,872	45.2%	$22,799	23.5%	$73,073	320.5%
Auction and Liquidation segment	43,179	20.4%	29,358	30.2%	13,821	47.1%
Valuation and Appraisal segment	24,799	11.7%	22,865	23.5%	1,934	8.5%
Principal Investments - United Online segment	38,504	18.2%	15,483	15.9%	23,021	148.7%
Subtotal	202,354	95.5%	90,505	93.1%	111,849	123.6%

Revenues - Sale of goods:
Auction and Liquidation segment	1	n/m	6,505	6.7%	(6,504)	(100.0%)
Principal Investments - United Online segment	220	0.1%	163	0.2%	57	35.0%
Subtotal	221	0.1%	6,668	6.9%	(6,447)	(96.7%)

Interest income - Securities lending:
Capital Markets segment	9,424	4.4%	—	n/m	9,424	n/m
Total revenues	$211,999	100.0%	$97,173	100.0%	$114,826	118.2%

n/m - Not applicable or not meaningful.

Total revenues increased $114.8 million to $212.0 million during the nine months ended September 30, 2017 from $97.2 million during the nine months ended September 30, 2016. The increase in revenues during the nine months ended September 30, 2017 was primarily due to an increase in revenues from services and fees of $111.8 million and revenues from interest income – securities lending of $9.4, offset by a decrease in revenues from the sale of goods of $6.4 million. The increase in revenues from services and fees of $111.8 million in 2017 was due to an increase in revenues of (a) $73.1 million in the capital markets segment, (b) $13.8 million in the auction and liquidation segment, (c) $1.9 million in the valuation and appraisal segment, and (d) $23.0 million in the principal investments - United Online segment from the acquisition of UOL on July 1, 2016. Interest income from securities lending of $9.4 million in 2017 was as a result of the acquisition of FBR. The decrease in revenues from sale of goods of $6.4 million was primarily due to sale of certain products in the auction and liquidation segment in 2016.

Revenues from services and fees in the capital markets segment increased $73.1 million, to $95.9 million during the nine months ended September 30, 2017 from $22.8 million during the nine months ended September 30, 2016. The increase in revenues was primarily due to an increase in revenues of $33.3 million from investment banking fees, $20.1 million from commissions, fees and other income primarily earned from research, sales and trading, and $16.0 million from wealth management services and $3.7 million from trading income. The increase in revenues from investment banking fees was primarily due an increase in the number of investment banking transactions where we acted as an advisor in 2017 as compared to the same period in 2016. Of the $33.3 million increase in investment banking fees, $20.6 million of the increase was primarily due to operations of FBR that we acquired on June 1, 2017 and Wunderlich that we acquired on July 3, 2017. The increase in revenues from commissions, fees and other income primarily earned from research, sales and trading was primarily due to an increase in fees and commissions earned from research, sales and trading and incentive management fees earned from our various funds we manage which included $12.9 million of revenues from the acquisition of FBR on June 1, 2017 and Wunderlich on July 3, 2017. The increase in revenues from wealth management services included $15.9 million of revenues from the acquisition of Wunderlich on July 3, 2017. The increase in revenues from trading income in 2017 was primarily due to an increase in income we earned from trading activities in our propriety trading account.

Revenues from services and fees in the auction and liquidation solutions increased $13.8 million, to $43.2 million during the nine months ended September 30, 2017 from $29.4 million during the nine months ended September 30, 2016. The increase in revenues of $13.8 million was primarily due to an increase in revenues of $15.7 million from services and fees from retail liquidation engagements, offset by a decrease in revenues of $1.9 million from services and fees in our wholesale and industrial auction division. The increase in revenues from services and fees from retail liquidation engagements was primarily due to an increase in the number of fee and commission based retail liquidation engagements for store closings and going-out-of-business sales in 2017 as compared to the same period in 2016. The decrease in revenues from services and fees in our wholesale and industrial division was primarily due to a decrease in the number of wholesale and industrial auction engagements in 2017 as compared to the same period in 2016.

Revenues from services and fees in the valuation and appraisal segment increased $1.9 million, or 8.5%, to $24.8 million during the nine months ended September 30, 2017 from $22.9 million during the nine months ended September 30, 2016. The increase in revenues was primarily due to increases of (a) $1.1 million related to appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors; (b) $0.2 million related to appraisal engagements where we perform valuations of machinery and equipment, and (c) $0.6 million related to appraisal engagements where we perform valuations of intellectual property and business valuations.

Revenues from services and fees in the principal investments - United Online segment increased $23.0 million to $38.5 million during the nine months ended September 30, 2017 from $15.5 million during the nine months ended September 30, 2016. The increase was as a result of the acquisition of UOL on July 1, 2016. For the nine months ended September 30, 2017, the revenues include $29.8 million in services and fees primarily from customer paid accounts related to our Internet access and related subscription services and $8.7 million in advertising revenues from Internet display advertising and search related to our email and Internet access services.  For the nine months ended September 30, 2016, the revenues include $11.2 million in services and fees from customer paid accounts and $4.3 million in advertising revenues.  Over the past several years revenues from paid subscription services have declined year over year as a result of a decline in the number of paid subscribers for our services. Management believes the decline in paid subscriber accounts is primarily attributable to the industry trends of consumers switching from dial-up Internet access to high speed Internet access such as cable and DSL. Management expects revenues in the principal investments - United Online segment to continue to decline year over year.

Operating Expenses

Direct Cost of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the nine months ended September 30, 2017 and 2016 are as follows:

	Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2016
			Principal				Principal
	Auction and	Valuation and	Investments -		Auction and	Valuation and	Investments -
	Liquidation	Appraisal	United Online		Liquidation	Appraisal	United Online
	Segment	Segment	Segment	Total	Segment	Segment	Segment	Total
Revenues - Services and fees	$43,179	$24,799	$38,504		$29,358	$22,865	$15,483
Direct cost of services	25,482	11,031	9,711	$46,224	9,870	10,287	4,927	$25,084
Gross margin on services and fees	$17,697	$13,768	$28,793		$19,488	$12,578	$10,556
Gross margin percentage	41.0%	55.5%	74.8%		66.4%	55.0%	68.2%

n/m - Not applicable or not meaningful.

Total direct costs increased $21.1 million, to $46.2 million during the nine months ended September 30, 2017 from $25.1 million during the nine months ended September 30, 2016. Direct costs of services increased by (a) $15.6 million in the auction and liquidation segment, (b) $0.7 million in the valuation and appraisal segment, and (c) $4.8 million in the principal investments - United Online segment as a result of the acquisition of UOL on July 1, 2016. The increase in direct costs in the auction and liquidation segment was primarily due to an increase in the number of fee and commission type engagements in 2017 compared to the same period in 2016. The increase in direct costs of services in the valuation and appraisal segment was primarily due to an increase in payroll and related expenses due to an increase headcount 2017 as compared to the same period in 2016.

Gross margin in the auction and liquidation segment for services and fees decreased to 41.0% of revenues during the nine months ended September 30, 2017, as compared to 66.4% of revenues during the nine months ended September 30, 2016. The decrease in gross margin in 2017 is primarily due to the increase in the number of fee and commission type retail liquidation engagements as compared to the same period in 2016.

Gross margin in the valuation and appraisal segment for services and fees increased to 55.5% of revenues during the nine months ended September 30, 2017, as compared to 55.0% of revenues during the nine months ended September 20, 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the nine months ended June, 2017 and 2016 were comprised of the following:

Selling, General and Administrative Expenses

	Nine Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2016		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$89,920	67.7%	$22,941	47.0%	$66,979	292.0%
Auction and Liquidation segment	6,577	5.0%	6,862	14.0%	(285)	(4.2%)
Valuation and Appraisal segment	6,525	4.9%	6,451	13.2%	74	1.1%
Principal Investments - United Online segment	13,849	10.4%	3,941	8.1%	9,908	251.4%
Corporate and Other segment	15,965	12.0%	8,649	17.7%	7,316	84.6%
Total selling, general & administrative expenses	$132,836	100.0%	$48,844	100.0%	$83,992	172.0%

Total selling, general and administrative expenses increased $84.0 million, to $132.9 million during the nine months ended September 30, 2017 from $48.8 million for the nine months ended September 30, 2016. The increase was primarily due to an increase in selling, general and administrative expenses of (a) $67.0 million in the capital markets segment, (b) $9.9 million in the principal investments - United Online segment as a result of the acquisition of UOL on July 1, 2016, (c) $7.3 million in corporate and other, and (d) $0.1 million in the valuation and appraisal segment, offset by a decrease of $0.3 million in the auction and liquidation segment.

Capital Markets

Selling, general and administrative expenses in the capital markets segment increased by $67.0 million, or 292.0% to $90.0 million during the nine months ended September 30, 2017 from $22.9 million during the nine months ended September 30, 2016. The increase in expenses was primarily due to (a) payroll and related expenses of $15.2 million from the acquisition of Wunderlich on July 3, 2017 and $15.6 million from the acquisition of FBR on June 1, 2017, (b) $15.4 million operating expenses related to the acquisition of FBR and $5.2 million operating expenses related to the acquisition of Wunderlich, (c) payroll and related expenses of $9.8 primarily related to an increase in incentive compensation as a result of the increase in revenues from investment banking fees in 2017 as compared to the same period in 2016, and (d) other operating expenses of $1.3 million.

Auction and Liquidation

Selling, general and administrative expenses in the auction and liquidation segment were $6.6 million and $6.9 million during the nine months ended September 30, 2017 and 2016, respectively. The decrease in expenses was primarily due a decrease in payroll and related expenses in the amount of $0.5 million and legal and professional fees of $0.2 million, offset by an increase in other expenses of $0.4 million.

Valuation and Appraisal

Selling, general and administrative expenses in the valuation and appraisal segment was $6.5 million during the nine months ended September 30, 2017, consistent with the same 2016 period.

Principal Investments - United Online

Selling, general and administrative expenses in the principal investments - United Online segment increased $9.9 million, or 251.4%, to $13.8 million during the nine months ended September 30, 2017 from $3.9 million during the nine months ended September 30, 2016 as a result of the acquisition of UOL on July 1, 2016. For the nine months ended September 30, 2017, these expenses include $3.6 million of technology and development expenses, $0.9 million of sales and marketing expenses, $5.2 million of general and administrative expenses and $4.1 million of amortization of intangibles.  For the nine months ended September 30, 2016, these expenses include $1.2 million of technology and development expenses, $0.4 million of sales and marketing expenses, $1.0 million of general and administrative expenses and $1.4 million of amortization of intangibles. Technology and development expenses include expenses for product development, maintenance of existing software, technology and websites. Sales and marketing expenses include expenses associated personnel and overhead-related expenses for marketing, customer service, and advertising sales personnel to acquire and retain paid subscribers. Expenses associated with generating advertising revenues include sales commissions and personnel-related expenses. General and administrative expenses consist of personnel-related expenses for management in the principal investments - United Online segment, facilities, internal customer support personnel, personnel associated with operating our corporate systems and insurance recoveries. Amortization of intangibles includes amortization expense related to customer lists, advertising relationships, domain names and internally developed software.

Corporate and Other

Selling, general and administrative expenses for corporate and other increased $7.3 million, to $16.0 million during the nine months ended September 30, 2017 from $8.6 million for the nine months ended September 30 2016. The increase was primarily due to an increase in (a) fair value adjustment of $9.0 million in connection with the mandatorily redeemable noncontrolling interests, (b) payroll and related expenses of $1.7 million and (c) transactions costs of $1.6 million incurred for professional fees that primarily related to the acquisition of Wunderlich, FBR and Dialectic during the second and third quarters of 2017. These increases in corporate overhead were offset by an insurance recovery in the amount of $6.0 million related to key man life insurance on one of our executives in our appraisal segment.

Restructuring Charge. During the nine months ended September 30 2017, we incurred a restructuring charge of $11.5 million. In the second and third quarters of 2017, we implemented costs savings measures taking into account the planned synergies as a result of the acquisitions of Wunderlich and FBR which included a reduction in force for some of the corporate executives of Wunderlich and FBR and a restructuring to integrate Wunderlich and FBR’s operations with our operations. These initiatives resulted in a restructuring charge of $10.9 million in the second and third quarter of 2017. The restructuring charge included $3.3 million related to severance and accelerated vesting of restricted stock awards to former corporate executives of Wunderlich and FBR and $4.8 million of severance, accelerated vesting of stock awards to employees and $2.8 million of lease loss accruals for the planned consolidation of office space related to operations. The restructuring charge in 2017 also included employee termination costs of $0.6 million related to a reduction in personnel in the principal investments – United Online segment of our operations.

Restructuring charge of $3.6 million during the three months ended September 30, 2016 include $3.2 million of employee termination costs related to a reduction in personnel in the corporate offices of UOL after our acquisition of UOL on July 1, 2016 and $0.4 million of charges related to combing our corporate office location with the offices of UOL.

Other Income (Expense). Other income (expense) included interest income of $0.4 million during the nine months ended September 30, 2017 and less than $0.1 million during the nine months ended September 30, 2016. Interest expense was $5.2 million during the nine months ended September 30, 2017 as compared to $1.4 million during the nine months ended September 30, 2016. The increase in interest expense during the nine months ended September 30, 2017 was primarily due to (a) interest expense of $0.4 million incurred on the acquisition consideration payable related to our acquisition of UOL on July 1, 2016 as a result of the Quadre Litigation; (b) an increase in interest expense of $0.2 million incurred on borrowing under our asset based credit facility for retail liquidation engagements; and (c) interest expense of $3.6 million incurred in 2017 from the issuance of senior notes.

Income Before Income Taxes. Income before income taxes decreased $6.3 million to $9.6 million during the nine months ended September 30, 2017 from $15.9 million during the nine months ended September 30, 2016. The decrease in income before income taxes was primarily due to (a) an increase in corporate and other expenses of $10.5 million, which includes an increase in restructuring charges of $3.2 million, (b) a decrease in operating income of $5.8 million in our auction and liquidation segment, (c) an increase in interest expense of $3.8 million and (d) loss on equity investment of $0.2 million, offset by (a) an increase in operating income of $10.8 million in our principal investments – United Online segment as a result of the acquisition of UOL on July 1, 2016, (b) an increase in operating income of $1.8 million in our capital markets segment, (c) an increase in operating income of $1.1 million in our valuation and appraisal segment, and (d) an increase in interest income of $0.3 million.

Benefit from (Provision for) Income Taxes. Benefit from taxes was $7.8 million during the nine months ended September 30, 2017 compared to provision for taxes of $6.2 million during the nine months ended September 30, 2016. The benefit for income taxes during the nine months ended September 30, 2017 included a tax benefit of $8.4 million related to our election to treat the acquisition of UOL as a taxable business combination for income tax purposes in accordance with Internal Revenue Code Section 338(g) as more fully discussed in note 9 in the condensed consolidated financial statements. The tax provision during the nine months ended September 30, 2017 also a tax benefit due to a non-taxable insurance recovery in the amount of $6.0 million that was received in the second quarter of 2017. The effective income tax rate was a benefit of 80.5% for the nine months ended September 30, 2017 compared to provision of 38.9% for the nine months ended September 30, 2016.

Net (Loss) Income Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interests represents the proportionate share of net income generated by Great American Global Partners, LLC, in which we have a 50% membership interest that we do not own. The net loss attributable to noncontrolling interests was $0.3 million during the nine months ended September 30, 2017 compared to net income attributable to noncontrolling interests of $0.6 million during the nine months ended September 30, 2016.

Net Income Attributable to the Company. Net income attributable to the Company for the nine months ended September 30, 2017 was $17.7 million, an increase of $8.6 million, from $9.1 million for the nine months ended September 30, 2016. The increase in net income during the nine months ended September 30, 2017 as compared to the same period in 2016 was primarily due to (a) operating income from the principal investments - United Online segment as a result of the acquisition of UOL on July 1, 2016 as discussed above, (b) an increase in operating income in the valuation and appraisal segment; (c) an increase in operating income in the capital markets segment; and (d) the impact of the benefit from income taxes as discussed above.

Liquidity and Capital Resources

Our operations are funded through a combination of existing cash on hand, cash generated from operations, proceeds from the issuance of common stock, and borrowings under our senior notes payable, credit facility and special purposes financing arrangements. On May 10, 2016, we completed a secondary offering of 2,420,980 shares of common stock at a price to the public of $9.50 per share. The net proceeds from the offering were $22.8 million after deducting underwriting commissions and other offering expenses.  On November 2, 2016, we issued $28.8 million of Senior Notes due in 2021 (the “2021 Notes”), and during the third quarter of 2017, we issued an additional $5.3 million of 2021 Notes pursuant to an At The Market Issuance Sales Agreement (the “Sales Agreement”) as further discussed below. Interest on the 2021 Notes are payable quarterly at 7.5% commencing January 31, 2017. The 2021 Notes are unsecured and due and payable in full on October 31, 2021. In connection with the issuance of the 2021 Notes on November 2, 2016, we received net proceeds of $27.7 million (after underwriting commissions, fees and other issuance costs of $1.1 million). In connection with the issuance of the 2021 Notes in 2017 pursuant to the Sales Agreement, we received net proceeds of $5.4 million (after premium less underwriting commissions, fees and other issuance costs of $0.1 million).  On May 31, 2017, we issued $60.4 million of Senior Notes due in 2027 (the “2027 Notes”), and during the third quarter of 2017, we issued an additional $23.7 million of 2027 Notes pursuant to the Sales Agreement. Interests are payable quarterly at 7.5% commencing July 31, 2017. The 2027 Notes are unsecured and due and payable in full on July 31, 2027. In connection with the issuance of the 2027 Notes, we received net proceeds of $82.3 million (after premium, underwriting commissions, fees and other issuance costs of $1.8 million). During the nine months ended September 30, 2017 and year ended December 31, 2016, we generated net income of $17.7 million and $21.5 million, respectively. Our cash flows and profitability are impacted by the number and size of retail liquidation and capital markets engagements performed on a quarterly and annual basis.

As of September 30, 2017, we had $102.4 million of unrestricted cash, $9.3 million of restricted cash, investments in securities and other investments of $96.0 million, and $117.9 million of borrowings outstanding. The borrowings outstanding of approximately $117.9 million at September 30, 2017 included (a) $33.2 million of borrowings from the issuance of the 2021 Notes, (b) $82.4 million of borrowings from the issuance of the 2027 Notes, and (c) other notes payable of $2.4 million. We believe that our current cash and cash equivalents, securities and other investments owned, funds available under our asset based credit facility, UOL line of credit and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from issuance date of the accompanying financial statements. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and execute on our business plan.

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. During the nine months ended September 30, 2017 and year ended December 31, 2016, we paid cash dividends of $11.6 million and $5.3 million, respectively, on our common stock. While it is the Board’s current intention to make regular dividend payments of $0.08 per share each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

Our principal sources of liquidity to finance our business is our existing cash on hand, cash flows generated from operating activities, funds available under revolving credit facilities and special purpose financing arrangements.

Cash Flow Summary

	Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Net cash (used in) provided by:
Operating activities	$(48,779)	$27,926
Investing activities	(22,916)	(111,873)
Financing activities	58,719	80,386
Effect of foreign currency on cash	3,280	23
Net decrease in cash and cash equivalents	$(9,696)	$(3,538)

Cash used in operating activities was $48.8 million for the nine months ended September 30, 2017, an increase of $76.7 million, from cash provided by operating activities of $27.9 million for the nine months ended September 30, 2016. Cash used in operating activities for the nine months ended September 30, 2017 includes net income of $17.4 million adjusted for noncash items and changes in operating assets and liabilities. The increase in cash used in operating activities of $76.7 million was primarily due to (a) a decrease in non-cash charges and other items of $1.3 million, which included recovery of key man life insurance of $(6.0) million and deferred income taxes of $(24.6) million, effect on foreign currency on operations of $(1.0) million, loss on equity investment of $0.2 million, depreciation and amortization of $7.7 million, share-based compensation $7.7 million, income allocated and fair value adjustment for mandatorily redeemable noncontrolling interests of $10.8 million and impairment of leaseholds lease loss accrual and loss on disposal of fixed assets of $2.8 and $0.3 million for non-cash interest and other, and (b) changes in operating assets and liabilities that resulted in a decrease of $64.9 million in cash flows from operations during the nine months ended September 30, 2017, offset by an increase in net income of $7.7 million to $17.4 million during the nine months ended September 30, 2017, from $9.7 million during the comparable period in 2016.

Cash used in investing activities was $22.9 million during the nine months ended September 30, 2017 compared to cash used in investing activities of $111.9 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, cash used in investing activities consisted of (a) cash used to purchase Wunderlich and United Online in the amounts of $25.4 million and $10.4 million, respectively, (b) an increase in restricted cash of $5.8 million, (c) cash use of $2.1 million for the acquisition of other businesses, (d) cash use of $1.0 million for an equity investment, and (e) cash use of $0.5 million for purchases of property and equipment, offset by (a) cash acquired from the acquisition of FBR of $15.7 million, (b) proceeds from key man life insurance of $6.0 million, and (c) proceeds from sale of property, equipment and other intangibles of $0.6 million. During the nine months ended September 30, 2016, cash used in investing activities was primarily comprised of an increase in restricted cash of $78.2 million and cash used to acquire United Online of $33.4 million.

Cash provided by financing activities was $58.7 million during the nine months ended September 30, 2017 compared to $80.4 million during the nine months ended September 30, 2016. During the nine months ended September 30, 2017, cash provided by financing activities primarily consisted of (a) $66.0 million proceeds from asset based credit facility and (b) $89.3 million proceeds from issuance of senior notes, offset by (a) $66.0 million used to repay the asset based credit facility, (b) $13.5 million used to pay cash dividends, (c) $8.2 million used to repay other notes payable in connection with the acquisition of Wunderlich, (d) $2.9 million distributions to noncontrolling interests, (e) $2.0 million used for debt issuance costs, (f) $1.3 million used for the payment of contingent consideration, and (g) $2.7 million used for the payment of employment taxes on vesting of restricted stock. During the nine months ended September 30, 2016, cash provided by financing activities primarily consisted of (a) $23.0 million of net proceeds from the issuance of common stock in May 2016, (b) $61.4 million of borrowings in connection with the participating notes payable, (c) $1.3 million payment of contingent consideration in connection with the acquisition of MK Capital, (d) $0.3 million used to repay a revolving line of credit, (e) $0.6 million of dividends paid on our common stock and (f) $1.7 million of distributions to noncontrolling interest.

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

Credit Agreements

On April 21, 2017, we amended the credit agreement (as amended, the “Credit Agreement”) governing our asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) to increase the maximum borrowing limit from $100.0 million to $200.0 million. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. The Credit Agreement continues to allow for borrowings under the separate credit agreement (a “UK Credit Agreement”) which was dated March 19, 2015 with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom with borrowings up to 50.0 million British Pounds. The UK Credit Agreement is cross collateralized and integrated in certain respects with the credit agreement governing the credit facility.  The Credit Agreement continues to include the addition of our Canadian subsidiary, from the October 5, 2016 amendment to the Credit Agreement, to facilitate borrowings to fund retail liquidation transactions in Canada. From time to time, we utilize this credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. Subject to certain limitations and offsets, we are permitted to borrow up to $200.0 million under the credit facility, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect). Borrowings under the credit facility are only made at the discretion of the lender and are generally required to be repaid within 180 days. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related credit agreement. We typically seek borrowings on an engagement-by- engagement basis. The credit agreement governing the credit facility contains certain covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. At September 30, 2017 and December 31, 2016, there were no borrowings or letters of credits outstanding under the credit facility.

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

UOL paid a commitment fee equal to 1.00% of the aggregate commitments upon the closing of the UOL Credit Agreement. The UOL Credit Agreement also provides for an unused line fee payable quarterly, in arrears, in an amount equal to: (a) 0.50% per annum times the amount of the unused revolving commitment that is less than or equal to the amount of the cash maintained in accounts with the agent (as depositary bank); plus (b) 1.00% per annum times the amount of the unused revolving commitment that is greater than the amount of the cash maintained in accounts with the agent (as depositary bank). Any amounts outstanding under the UOL Credit Facility are due at maturity. At September 30, 2017, there were no borrowings or letters of credits outstanding under this credit facility.

On November 2, 2016, we issued $28.8 million of 2021 Notes, and during the three months ended September 30, 2017, we issued an additional $5.3 million of 2021 Notes, pursuant to Sales Agreement as further discussed below. Interest is payable quarterly at 7.5% commencing January 31, 2017. The 2021 Notes are unsecured and due and payable in full on October 31, 2021. In connection with the issuance of the 2021 Notes, we received net proceeds of $33.1 million (after premium, underwriting commissions, fees and other issuance costs of $1.0 million). The outstanding balance of the 2021 Notes was $33.2 million (net of unamortized debt issue costs and premiums of $0.9 million) at September 30, 2017. In connection with the offering of 2021 Notes, certain members of our management and the Board of Directors purchased $2.7 million or 9.5% of the 2021 Notes offered by us.

On May 31, 2017, we issued $60.4 million of 2027 Notes, and during the three months ended September 30, 2017 we issued an additional $23.7 million of 2027 Notes pursuant to the Sales Agreement as further discussed below. Interest is payable quarterly at 7.5% commencing July 31, 2017. The 2027 Notes are unsecured and due and payable in full on May 31, 2027. In connection with the issuance of the 2027 Notes, we received net proceeds of $82.3 million (after underwriting commissions, fees and other issuance costs of $1.8 million). The outstanding balance of the 2027 Notes was $82.4 million (net of unamortized debt issue costs of $1.7 million) at September 30, 2017.

On June 28, 2017, we entered into the Sales Agreement and filed a prospectus supplement, pursuant to which we may sell from time to time, at our option up to an aggregate of $39.6 million of 2021 Notes or 2027 Notes. The Notes sold pursuant to the Sales Agreement will be issued pursuant to a prospectus dated March 29, 2017, as supplemented by a prospectus supplement dated June 28, 2017, in each case filed with the Securities and Exchange Commission pursuant to our effective Registration Statement on Form S-3 (File No. 333-216763), which was declared effective by the Securities and Exchange Commission on March 29, 2017. The Notes will be issued pursuant to the Indenture, dated as of November 2, 2016, as supplemented by a First Supplemental Indenture, dated as of November 2, 2016 and the Second Supplemental Indenture, dated as of May 31, 2017, each between us and U.S. Bank, National Association, as trustee. Future sales of the 2021 Notes and 2027 Notes pursuant to the Sales Agreement will depend on a variety of factors including, but not limited to, market conditions, the trading price of the notes and our capital needs. During the three months ended September 30, 2017, we issued $5.3 million of 2021 Notes and $23.7 million of 2027 Notes. At September 30, 2017, we have an additional $10.6 million of 2021 Notes or 2027 Notes that may be sold pursuant to the Sales Agreement. There can be no assurance we will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we may deem appropriate.

Other Borrowings

In August 2016, we formed GA Retail Investments, L.P., a Delaware limited partnership, (the “Partnership”) which required us to contribute $15.4 million. The Partnership borrowed $80.0 million Australian dollars from a third party investor in connection with its formation and the $80.0 million Australian dollars was exchanged for a 50% special limited partnership interest in the Partnership. The Partnership was formed to provide funding for the retail liquidation engagement we entered into to liquidate the Masters Home Improvement stores. The $80.0 million Australian dollar participating note payable was non-interest bearing, shares in 50% of the all of the profits and losses of the Partnership and the principal amount was repaid in December 2016 upon the completion of the going-out-of-business sale of Masters Home Improvement stores as defined in the partnership agreement. At September 30, 2017 and December 31, 2016, $0.5 million and $10.0 million, respectively, was payable in accordance with the participating note payable share of profits and is included net income attributable to noncontrolling interests and amounts due to related parties and partners in the condensed consolidated financial statements.

Other notes payable include notes payable to a clearing organization for one of the Company’s broker dealers.  The notes payable accrue interest at rates ranging from the prime rate plus 0.25% to 2.0% (4.5% to 6.25% at September 30, 2017) payable annually. The principal payments on the notes payable are due annually in the amount of $0.1 million on October 31, $0.2 million on September 30, and $0.4 million on January 31. The notes payable mature at various dates from January 31, 2018 through January 31, 2022. At September 30, 2017, the outstanding balance for the notes payable were $2.4 million.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).   Under this ASU and subsequently issued amendments, revenue are recognized at the time when goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. This standard sets forth a five-step revenue recognition model which replaces the current revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance.  This standard is effective in the first quarter of 2018 for public companies and requires either a retrospective or a modified retrospective approach to adoption.  The Company believes the adoption of this standard may impact engagements that contain performance-based arrangements in which a success or completion fee is earned when and if certain predefined outcomes occur and engagements and contracts where services are provided under fixed-fees arrangements that have multiple performance obligations. The Company has not completed an assessment and has not yet determined whether the impact of the adoption of this standard on the consolidated financial statements will be material. The Company will adopt this standard on January 1, 2018 but have not concluded on a transition approach. The Company expects to complete the assessment process, including selecting a transition method for adoption during fourth quarter of 2017.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2017 our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to certain legal and other claims that arise in the ordinary course of its business. In particular, the Company and its subsidiaries are named in and subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions, and regulatory matters. Some of these claims seek substantial compensatory, punitive, or indeterminate damages. The Company and its subsidiaries are also involved in other reviews, investigations, and proceedings by governmental and self-regulatory organizations regarding our business, which may result in adverse judgments, settlements, fines, penalties, injunctions, and other relief. In view of the number and diversity of claims against our company, the number of jurisdictions in which litigation is pending, and the inherent difficulty of predicting the outcome of litigation and other claims, we cannot state with certainty what the eventual outcome of pending litigation or other claims will be.  Notwithstanding this uncertainty, the Company does not believe that the results of these claims are likely to have a material effect on its financial position or results of operations.

In 2012, Gladden v. Cumberland Trust, WSI, et al. filed a complaint in Circuit Court, Hamblen County, TN at Morristown, Case No. 12-CV-119.  This complaint alleges the improper distribution and misappropriation of trust funds. The plaintiff seeks damages of no less than $3.9 million, an accounting, and among other things, punitive damages. In October 2017, the Tennessee Supreme Court remanded the case to the Tennessee State Trial Court for determination of which claims are subject to arbitration and which are not. At the present time, the financial impact to the Company, if any, cannot be estimated.

In January 2015, we were served with a lawsuit that seeks to assert claims of breach of contract and other matters in connection with auction services provided to a debtor.  The proceeding in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”) is pending in the bankruptcy case of the debtor and its affiliates (the “Debtor”).  In the lawsuit, a former landlord of the Debtor generally alleges that the Company and a joint venture partner were responsible for contamination while performing services in connection with the auction of certain assets of the Debtor and is seeking approximately $10.0 million in damages.  In January 2017, the parties filed a proposed scheduling order with the Bankruptcy Court. Discovery in the action is currently proceeding. We intend to vigorously defending this lawsuit. This lawsuit is ongoing, and the financial impact to the Company, if any, cannot be estimated.

On July 5, 2016, Quadre Investments LP (“Quadre”) filed a petition with the Delaware Court of Chancery (the “Court”) seeking a determination of fair value for 943,769 shares of common stock of UOL in connection with the acquisition of UOL by us. Such transaction gave rise to appraisal rights pursuant to Section 262 of the General Corporation Law of the State of Delaware. As a result, Quadre petitioned the Court to receive fair value as determined by the Court. On June 29, 2017, the parties settled the action and the petition was dismissed.

In May 2014, Waterford Township Police & Fire Retirement System et al. v. Regional Management Corp et al., filed a complaint in the Southern District of New York (the “Court”), against underwriters alleging violations under sections 11 and 12 of the Securities Act of 1933, as amended (the “Securities Act”). FBR Capital Markets & Co. (“FBRCM”), a broker-dealer subsidiary of ours, was a co-manager of 2 offerings. On January 30, 2017, the Court denied the plaintiffs’ motion to file a first amended complaint, which would have revived claims previously dismissed by the Court on March 30, 2016. On March 1, 2017, the plaintiffs filed a notice of appeal and an opening brief on June 21, 2017. Defendant’s opposition motion was filed on September 12, 2017. Appellants filed their reply brief on October 17, 2017 and oral argument has been scheduled for November 17, 2017. Regional Management continues to indemnify all of the underwriters, including FBRCM, pursuant to the operative underwriting agreement.

On January 5, 2017, complaints filed in November 2015 and May 2016 naming MLV & Co. (“MLV”), a broker-dealer subsidiary of FBR, as a defendant in putative class action lawsuits alleging claims under the Securities Act, in connection with the offerings of Miller Energy Resources, Inc. (“Miller”) have been consolidated. The Master Consolidated Complaint, styled Gaynor v. Miller et al., is pending in the United States District Court for the Eastern District of Tennessee, and, like its predecessor complaints, continues to allege claims under Sections 11 and 12 of the Securities Act against nine underwriters for alleged material misrepresentations and omissions in the registration statement and prospectuses issued in connection with six offerings (February 13, 2013; May 8, 2013; June 28, 2013; September 26, 2013; October 17, 2013 (as to MLV only) and August 21, 2014) with an alleged aggregate offering price of approximately $151.0 million. The plaintiffs seek unspecified compensatory damages and reimbursement of certain costs and expenses. In August 2017, the Court granted Defendant’s Motion to Dismiss on Section 12 claims and found that the plaintiffs had not sufficiently alleged a corrective disclosure prior to August 6, 2015, when an SEC civil action was announced. Defendant’s answer was filed on September 25, 2017. Although MLV is contractually entitled to be indemnified by Miller in connection with this lawsuit, Miller filed for bankruptcy in October 2015 and this likely will decrease or eliminate the value of the indemnity that MLV receives from Miller.

In March 2017, United Online, Inc. received a letter from PeopleConnect, Inc. (formerly, Classmates, Inc.) (“Classmates”) regarding a notice of investigation received from the Consumer Protection Divisions of the District Attorneys’ offices of four California counties (“California DAs”).  These entities suggest that Classmates may be in violation of California codes relating to unfair competition, false or deceptive advertising, and auto-renewal practices.  Classmates asserts that these claims are indemnifiable claims under the purchase agreement between United Online, Inc. and the buyer of Classmates.  A tolling agreement with the California DAs has been signed and informal discovery and production is in process. At the present time, the financial impact to the Company, if any, cannot be estimated.

In April 2017, two purported shareholders of FBR filed a putative class action against FBR and the members of its board of directors that challenged the disclosures made in connection with the merger of FBR with the Company, styled Michael Rubin v. FBR & Co., et al., Case No. 1:17-cv-00410-LMB-MSN and Kim v. FBR & Co., et al. Case No.1:17-cv-004440LMB-IDD. The complaints alleged that the registration statement filed in connection with the Merger failed to disclose certain allegedly material information in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Ru1e 14a-9 promulgated thereunder. On July 12, 2017, per stipulation, the complaints were dismissed - with prejudice as to the named plaintiffs only, without prejudice as to the class.  In August 2017, a mootness fee was paid and the case was dismissed.

In September 2017, a statement of claim was filed in a FINRA arbitration naming FBRCM and other underwriters related to the underwriting of the now-bankrupt, Quantum Fuel Systems Technologies Worldwide, Inc. (“Quantum”).  Claimants are seeking $37.0 million in actual damages, plus $75.0 million in punitive damages and attorney’s fees.  On October 24, 2017, we joined in a motion with the other underwriters requesting that the claim be dismissed on the grounds that it is improper under FINRA Rules 12204 and 122205 which prohibit class actions and derivative claims, respectively.  Our initial response is due in November 2017 and we have agreed to a dual representation arrangement with the other underwriters.  At the present time, the financial impact to the Company, if any, cannot be estimated.

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

B. Riley Financial, Inc.

Date: November 9, 2017	By:	/s/ PHILLIP J. AHN
Name: Phillip J. Ahn
Title: Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

4.1(1)	Base Indenture, dated as of November 2, 2016, by and between the registrant and U.S. Bank National Association, as Trustee
4.2(1)	First Supplemental Indenture, dated as of November 2, 2016, by and between the registrant and U.S. Bank National Association, as Trustee
4.3(2)	Second Supplemental Indenture, dated as of May 31, 2017, by and between the registrant and U.S. Bank National Association, as Trustee
4.4(2)	Form of 7.50% Senior Note due 2027

4.5(1)	Form of 7.50% Senior Note due 2021

10.1(3)	Warrant Agreement, dated as of July 3, 2017, by and between the registrant and Continental Stock Transfer & Trust Company

10.2(3)#	Employment Agreement, dated as of May 17, 2017, by and among the registrant, Wunderlich Investment Company, Inc. and Gary K. Wunderlich, Jr.

10.3(3)	Registration Rights Agreement, dated as of July 3, 2017, by and among the registrant and the persons listed on the signature pages thereto

10.4(4)	Consulting Services Agreement, dated as of July 3, 2017, by and between Richard J. Hendrix and FBR Capital Markets & Co.

10.5(4)#	Severance Agreement and General Release, dated as of July 3, 2017, by and among the registrant, Richard J. Hendrix, FBR Capital Markets & Co. and B. Riley & Co., LLC

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1*†	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*†	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

†	These exhibits are being “furnished” and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

#	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on November 2, 2016.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on May 31, 2017.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2017.

(4)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2017.