Form 10-K
period 2017-12-31
B. Riley Financial, Inc.
filed 2018-03-14
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes: ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes: ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐ Emerging growth company ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Market on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $326.4 million. For purposes of this calculation, it has been assumed that all shares of the registrant’s common stock held by directors, executive officers and stockholders beneficially owning ten percent or more of the registrant’s common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

The number of shares outstanding of the registrant’s common stock as of March 7, 2018 was 26,634,158.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to the registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

B. RILEY FINANCIAL, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

PART I

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “may,” “will,” “predict,” “potential,” “continue,” “estimate” and similar expressions are generally intended to identify forward-looking statements, but are not exclusive means of identifying forward-looking statements in this Annual Report. You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Annual Report was filed with the Securities and Exchange Commission (the “SEC”). Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in “Part I—Item 1A. Risk Factors” contained in this Annual Report. Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: volatility in our revenues and results of operations; changing conditions in the financial markets; our ability to generate sufficient revenues to achieve and maintain profitability; the short term nature of our engagements; the accuracy of our estimates and valuations of inventory or assets in “guarantee” based engagements; competition in the asset management business; potential losses related to our auction or liquidation engagements; our dependence on communications, information and other systems and third parties; potential losses related to purchase transactions in our auction and liquidations business; the potential loss of financial institution clients; potential losses from or illiquidity of our proprietary investments; changing economic and market conditions; potential liability and harm to our reputation if we were to provide an inaccurate appraisal or valuation; potential mark-downs in inventory in connection with purchase transactions; failure to successfully compete in any of our segments; loss of key personnel; our ability to borrow under our credit facilities as necessary; failure to comply with the terms of our credit agreements; our ability to meet future capital requirements; our ability to realize the benefits of our completed and proposed acquisitions, including our ability to achieve anticipated opportunities and operating cost savings, and accretion to reported earnings estimated to result from completed and proposed acquisitions in the time frame expected by management or at all; the possibility that our proposed acquisition of magicJack VocalTec Ltd. (“magicJack”) does not close when expected or at all; our ability to promptly and effectively integrate our business with that of magicJack if such transaction closes; the reaction to the magicJack acquisition of our and magicJack’s customers, employees and counterparties; and the diversion of management time on acquisition-related issues. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Except as otherwise required by the context, references in this Annual Report to “the Company,” “B. Riley,” “B. Riley Financial,” “we,” “us” or “our” refer to the combined business of B. Riley Financial, Inc. and all of its subsidiaries.

Item 1. BUSINESS

General

B. Riley Financial, Inc. (NASDAQ: RILY) and its subsidiaries provide collaborative financial services and solutions through several operating subsidiaries including:

●	B. Riley FBR, Inc. (“B. Riley FBR”) is a leading, full service investment bank providing financial advisory, corporate finance, research, securities lending and sales & trading services to corporate, institutional and high net worth individual clients. B. Riley FBR was formed in November 2017 through the merger of B. Riley & Co, LLC (“BRC”) and FBR Capital Markets & Co.; the name of the combined broker dealer was subsequently changed to B. Riley FBR, Inc. FBR Capital Markets & Co. was acquired by B. Riley Financial in June 2017.

●	Wunderlich Securities, Inc., acquired by B. Riley Financial in July 2017, provides comprehensive wealth management and brokerage services to individuals and families, corporations and non-profit organizations, including qualified retirement plans, trusts, foundations and endowments.

●	B. Riley Capital Management, LLC, a Securities and Exchange Commission (“SEC”) registered investment advisor, which includes:

○	B. Riley Asset Management, an advisor to certain private funds and to institutional and high net worth investors;

○	B. Riley Wealth Management, a multi-family office practice and wealth management firm focused on the needs of ultra-high net worth individuals and families; and

○	Great American Capital Partners, LLC (“GACP”), the general partner of a private fund, GACP I, L.P. a direct lending fund that provides senior secured loans and second lien secured loan facilities to middle market public and private U.S. companies;

●	Great American Group, LLC, a leading provider of asset disposition and auction solutions to a wide range of retail and industrial clients;

●	Great American Group Advisory and Valuation Services, LLC, a leading provider of appraisal and valuation services for asset based lenders, private equity firms and corporate clients.

We also pursue a strategy of investing in or acquiring companies which we believe have attractive investment return characteristics. On July 1, 2016, we acquired United Online, Inc. (“UOL”) as part of our principal investment strategy.

●	UOL is a communications company that offers consumer subscription services and products, consisting of Internet access services and devices under the NetZero and Juno brands primarily sold in the United States.

We are headquartered in Los Angeles with offices in major cities throughout the United States including New York, Chicago, Boston, Memphis, and Metro Washington D.C.

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

Recent Developments

On February 17, 2017, we entered into an Agreement and Plan of Merger (the “FBR Merger Agreement”) with FBR & Co. (“FBR”), pursuant to which FBR was to merge with and into the Company (or a subsidiary of the Company), with the Company (or its subsidiary) as the surviving corporation (the “FBR Merger”). On May 1, 2017, the Company and FBR filed a registration statement for the planned FBR Merger. The shareholders of the Company and FBR approved the acquisition on June 1, 2017, customary closing conditions were satisfied and the acquisition was completed on June 1, 2017. Subject to the terms and conditions of the FBR Merger Agreement, each outstanding share of FBR common stock (“FBR Common Stock”) was converted into the right to receive 0.671 of a share of our common stock. The total acquisition consideration for FBR was estimated to be $73.5 million, which includes the issuance of approximately 4,831,633 shares of our common stock with an estimated fair value of $71.0 million (based on the closing price of our common stock on June 1, 2017) and restricted stock awards with a fair value of $2.5 million attributable to the service period prior to June 1, 2017. We believe that the acquisition of FBR will allow us to benefit from investment banking, corporate finance, securities lending, research, and sales and trading services provided by FBR and planned synergies from the elimination of duplicate corporate overhead and management functions with us.

On May 17, 2017, we entered into a Merger Agreement with Wunderlich Investment Company, Inc., a Delaware corporation (“Wunderlich”), and a Wunderlich Stockholder Representative (the “Stockholder Representative”), collectively (the “Wunderlich Merger Agreement”). Pursuant to the Wunderlich Merger Agreement, customary closing conditions were satisfied and the acquisition was completed on July 3, 2017. We also entered into a registration rights agreement with certain shareholders of Wunderlich (the “Registration Rights Agreement”) on July 3, 2017. The Registration Rights Agreement provides the Wunderlich shareholder signatories with the right to notice of and, subject to certain conditions, the right to register shares of our common stock in certain future registered offerings of shares of our common stock. In connection with the acquisition Wunderlich on July 3, 2017, the total consideration of $65.1 million included $29.7 million of cash and the issuance of approximately 1,974,812 shares of the Company’s common stock with an estimated fair value of $31.5 million and 821,816 newly issued common stock warrants with an estimated fair value of $3.9 million.

On November 9, 2017, the Company entered into an Agreement and Plan of Merger with B. R. Acquisition Ltd., an Israeli corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and magicJack VocalTec Ltd., an Israeli corporation (“magicJack”), pursuant to which Merger Sub will merge with and into magicJack, with magicJack continuing as the surviving corporation and as an indirect subsidiary of the Company. Subject to the terms and conditions of the Agreement and Plan of Merger, each outstanding share of magicJack will be converted into the right to receive $8.71 in cash without interest, representing approximately $143.5 million in aggregate merger consideration. The closing of the transaction is subject to the receipt of certain regulatory approvals, the approval of the magicJack shareholder’s and the satisfaction of other closing conditions. It is anticipated that the acquisition of magicJack will close in the first half of 2018.

During the year ended December 31, 2017, we implemented costs savings measures taking into account the planned synergies as a result of the acquisitions of FBR and Wunderlich which included a reduction in force for some of the corporate executives of FBR and Wunderlich and a restructuring to integrate FBR and Wunderlich’s operations with our operations. These initiatives resulted in restructuring charges of $11.7 million during the year ended December 31, 2017. Restructuring charges included $3.3 million related to severance and accelerated vesting of restricted stock awards to former corporate executives of FBR and Wunderlich and $5.0 million of severance, accelerated vesting of stock awards to employees and $3.4 million of lease loss accruals for the planned consolidation of office space related to operations in the Capital Markets segment.

B. Riley FBR

Investment Banking and Corporate Finance

B. Riley FBR’s investment banking professionals provide equity and debt capital raising, merger and acquisition, financial advisory and restructuring advisory services to both private and publicly traded companies. Those services include: follow-on public offerings, debt and equity private placements, debt refinancings, corporate debt and equity security repurchases, and buy-side and sell-side representation, divestitures/carveouts, leveraged buyouts, management buyouts, strategic alternatives reviews, fairness opinions, valuations, return-of-capital advisory, hostile/activist advisory, and options trading programs.

Sales, Trading and Corporate Services

Our sales and trading professionals distribute B. Riley proprietary research products to our institutional investor clients and high net worth individuals. B. Riley FBR sales and trading also sells the securities of companies in which B. Riley FBR acts as an underwriter and executes equity trades on behalf of clients. We maintain active trading relationships with substantially all major institutional money managers. Our equity and fixed income traders make markets in approximately 150 securities. B. Riley FBR also conducts securities lending activities which involves the borrowing and lending of equity and fixed income securities. Our corporate services include retail orders, block trades, Rule 144 transactions, cashless exercise of options, and corporate equity repurchase programs.

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

Our research department includes research analysts maintaining coverage on a variety of companies in a variety of industry sectors. Our research department annually organizes non-deal road shows for issuers in our targeted industries. To provide our institutional clients access to management teams of companies in our coverage universe and others, our research department has held 18 consecutive annual institutional investor conferences.

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

The business described above for B. Riley FBR is reported in our capital markets segment for financial reporting purposes.

Wunderlich Securities

Wealth Management

Wunderlich provides comprehensive wealth management and brokerage services to individuals and families, corporations and non-profit organizations, including qualified retirement plans, trusts, foundations and endowments. Our financial advisors provide a broad range of investments and services to our clients, including financial planning services. Established in 1996 and headquartered in Memphis, Tennessee, Wunderlich became a wholly-owned subsidiary of B. Riley Financial, Inc., in July 2017 and its operations are included in our capital markets segment.

Great American Group

Retail Store Liquidations and Wholesale and Industrial Liquidations

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

B. Riley FBR

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

Wunderlich

We act as financial wealth management advisors to individuals, families, small businesses, non-profit organizations, and qualified retirement plans. Our investment services are primarily comprised of asset management services to meet the financial plans, financial goals and needs of our customers. We service our customers through a network of 25 branch offices located in 16 states primarily located in the Mid-west and Southern section of the United States.

Great American Group

Our retail auction and liquidation clients include financially healthy retailers as well as distressed retailers, bankruptcy professionals, financial institution workout groups and a wide range of professional service providers. Some retail segments in which we specialize include apparel, arts and crafts, department stores, discount stores, drug / health and beauty, electronics, footwear, grocery stores, hardware / home improvement, home goods and linens, jewelry, office / party supplies, specialty stores, and sporting goods. We also provide wholesale and industrial auction services and customized disposition programs to a wide range of clients.

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

United Online

Our Internet access services are available to customers, which are primarily comprised of individuals, in more than 12,000 cities across the U.S. and Canada. Generally, our Internet access customers also subscribe to value-added features that include antivirus software and enhanced email storage. Our advertising customers primarily include business customers that market products and services over the Internet.

Competition

B. Riley FBR and Wunderlich

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

Great American Group

We also face intense competition for our auction and liquidation and valuation and appraisal services. While some competitors are unique to specific service offerings, some competitors cross multiple service offerings. A number of companies provide services or products to the auction and liquidation and valuation and appraisal markets, and existing and potential clients can, or will be able to, choose from a variety of qualified service providers. Some of our competitors may even be able to offer discounts or other preferred pricing arrangements. In a cost-sensitive environment, such arrangements may prevent us from acquiring new clients or new engagements with existing clients. Some of our competitors may be able to negotiate secure alliances with clients and affiliates on more favorable terms, devote greater resources to marketing and promotional campaigns or to the development of technology systems than us. In addition, new technologies and the expansion of existing technologies with respect to the online auction business may increase the competitive pressures on us. We must also compete for the services of skilled professionals. There can be no assurance that we will be able to compete successfully against current or future competitors, and competitive pressures we face could harm our business, operating results and financial condition.

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

B. Riley FBR and Wunderlich, our broker-dealer subsidiaries, are subject to regulations governing every aspect of the securities business, including the execution of securities transactions; capital requirements; record-keeping and reporting procedures; relationships with customers, including the handling of cash and margin accounts; the experience of and training requirements for certain employees; and business interactions with firms that are not members of regulatory bodies.

B. Riley FBR and Wunderlich are registered as securities broker-dealers with the SEC and are members of FINRA. FINRA is a self-regulatory body composed of members such as our broker-dealer subsidiary that have agreed to abide by the rules and regulations of FINRA. FINRA may expel, fine and otherwise discipline member firms and their employees. B. Riley FBR and Wunderlich are licensed as broker-dealers in 50 states in the U.S., requiring us to comply with the laws, rules and regulations of each such state. Each state may revoke the license to conduct securities business, fine and otherwise discipline broker-dealers and their employees. We are also registered with NASDAQ and must comply with its applicable rules.

B. Riley FBR and Wunderlich are also subject to the SEC’s Uniform Net Capital Rule, Rule 15c3-1, which may limit our ability to make withdrawals of capital from our broker-dealer subsidiaries. The Uniform Net Capital Rule sets the minimum level of net capital a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid. In addition, B. Riley FBR and Wunderlich are subject to certain notification requirements related to withdrawals of excess net capital.

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

Our asset management subsidiaries, B. Riley Capital Management, LLC and Wunderlich are SEC-registered investment advisers, and accordingly subject to regulation by the SEC. Requirements under the Investment Advisors Act of 1940 include record-keeping, advertising and operating requirements, and prohibitions on fraudulent activities.

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

UOL is subject to a number of international, federal, state, and local laws and regulations, including, without limitation, those relating to taxation, bulk email or “spam,” advertising, user privacy and data protection, consumer protection, antitrust, export, and unclaimed property. In addition, proposed laws and regulations relating to some or all of the foregoing, as well as to other areas affecting our businesses, are continuously debated and considered for adoption in the U.S. and other countries, and such laws and regulations could be adopted in the future. For additional information, see “Risk Factors,” which appears in Item 1A of this Annual Report on Form 10-K.

Employees

As of December 31, 2017, we had 833 full time employees. We are not a party to any collective bargaining agreements. We have never experienced a work stoppage or strike and believe that relations with our employees are good.

Acquisition of MK Capital

On February 2, 2015, we completed the purchase of all of the membership interests of MK Capital Advisors, LLC (“MK Capital”), a wealth management business with operations primarily in New York, pursuant to a purchase agreement we entered into with MK Capital on January 2, 2015. The aggregate purchase price for the acquisition, including contingent consideration paid in February 2016 and February 2017 upon the satisfaction of certain conditions, was $5.0 million in cash and 666,666 shares of our common stock. We subsequently changed the name of MK Capital to B. Riley Wealth Management.

Acquisition of FBR

On June 1, 2017, we acquired all of the outstanding common stock of FBR, a mid-sized investment bank with operations primarily in Washington D.C and New York, pursuant to the FBR Merger Agreement dated February 17, 2017. The aggregate purchase price for the acquisition was $73.5 million in a stock transaction through the issuance of 4,831,633 shares of our common stock. The acquisition of FBR is accounted for using the purchase method of accounting. The Company believes that the acquisition of FBR will allow the Company to benefit from investment banking, corporate finance, securities lending, research, and sales and trading services provided by FBR and planned synergies from the elimination of duplicate corporate overhead and management functions with the Company. Upon completion of the acquisition, we integrated and merged the investment banking operations of BRC with and into FBR and changed the name of FBR to B. Riley FBR in the fourth quarter of 2017. In connection with the acquisition and integration of these operations we recorded a restructuring charge of $9.7 million during the year ended December 31, 2017.

Acquisition of Wunderlich

On May 17, 2017, the Company entered into a Merger Agreement (the “Wunderlich Merger Agreement”) with Wunderlich, a Delaware Corporation. Pursuant to the Wunderlich Merger Agreement, customary closing conditions were satisfied and the acquisition was completed on July 3, 2017. In connection with the Wunderlich acquisition on July 3, 2017, the total consideration of $65,118 paid to Wunderlich shareholders was comprised of (a) cash in the amount of $29,737; (b) 1,974,812 newly issued shares of the Company’s common stock at closing which were valued at $31,495 for accounting purposes determined based on the closing market price of the Company’s shares of common stock on the acquisition date on July 3, 2017; and (c) 821,816 newly issued common stock warrants with an estimated fair value of $3,886. The common stock and common stock warrants issued includes 387,365 common shares and 167,352 common stock warrants that are held in escrow and subject to forfeiture to indemnify the Company for certain representations and warranties in connection with the acquisition. The Company believes that the acquisition of Wunderlich will allow the Company to benefit from wealth management, investment banking, corporate finance, and sales and trading services provided by Wunderlich. The acquisition of Wunderlich is accounted for using the purchase method of accounting. The Company also entered into a registration rights agreement with certain shareholders of Wunderlich (the “Registration Rights Agreement”) on July 3, 2017 for the shares issued in connection with the Wunderlich Merger Agreement. The Registration Rights Agreement provides the Wunderlich shareholders with the right to notice of and, subject to certain conditions, the right to register shares of the Company’s common stock in certain future registered offerings of shares of the Company’s common stock. In connection with the acquisition of Wunderlich we recorded a restructuring charge of $1.5 million during the year ended December 31, 2017.

Other

We were incorporated in Delaware in May 2009 as a subsidiary of Alternative Asset Management Acquisition Corp. (“AAMAC”). On July 31, 2009, we closed a transaction pursuant to which (i) the members of Great American Group, LLC contributed to us all of their membership interests in Great American Group, LLC, and (ii) AAMAC merged with and into our wholly-owned subsidiary. As a result of such transactions, Great American Group, LLC and AAMAC became our wholly-owned subsidiaries. Following the acquisition of B. Riley and Co. Inc. in June 2014, we changed our name from Great American Group, Inc. to B. Riley Financial, Inc. in November 2014.

Available Information

We maintain a website at www.brileyfin.com . We file reports with the SEC, and make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not a part of, or incorporated in, this Annual Report.

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

Our revenues and results of operations fluctuate significantly from quarter to quarter, due to a number of factors. These factors include, but are not limited to, the following:

●	Our ability to attract new clients and obtain additional business from our existing client base;

●	The number, size and timing of mergers and acquisition transactions, capital raising transactions and other strategic advisory services where we act as an adviser on our auction and liquidation and investment banking engagements;

●	The extent to which we acquire assets for resale, or guarantee a minimum return thereon, and our ability to resell those assets at favorable prices;

●	Variability in the mix of revenues from the auction and liquidation and valuation and appraisal businesses;

●	The rate of decline we experience from our dial-up and DSL Internet access pay accounts in our UOL business as customers continue to migrate to broadband access which provides faster Internet connection and download speeds offered by our competitors;

●	The rate of growth of new service areas;

●	The types of fees we charge clients, or other financial arrangements we enter into with clients; and

●	Changes in general economic and market conditions.

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

In addition, weakness or disruption in equity markets and diminished trading volume of securities could adversely impact our sales and trading business in the future. Any industry-wide declines in the size and number of underwritings and mergers and acquisitions transactions could also have an adverse effect on our investment banking revenues. Reductions in the trading prices for equity securities tend to reduce the transaction value of investment banking transactions, such as underwriting and mergers and acquisitions transactions, which in turn may reduce the fees we earn from these transactions. Market conditions may also affect the level and volatility of securities prices and the liquidity and value of investments in our funds and proprietary inventory, and we may not be able to manage our business’s exposure to these market conditions. In addition to these factors, deterioration in the financial markets or economic conditions could materially affect our investment banking business in other ways, including the following:

●	Our opportunity to act as underwriter or placement agent could be adversely affected by a reduction in the number and size of capital raising transactions or by competing government sources of equity.

●	The number and size of mergers and acquisitions transactions or other strategic advisory services where we act as adviser could be adversely affected by continued uncertainties in valuations related to asset quality and creditworthiness, volatility in the equity markets, and diminished access to financing.

●	Market volatility could lead to a decline in the volume of transactions that we execute for our customers and, therefore, to a decline in the revenue we receive from commissions and spreads.

●	We may experience losses in securities trading activities, or as a result of write-downs in the value of securities that we own, as a result of deteriorations in the businesses or creditworthiness of the issuers of such securities.

●	We may experience losses or write downs in the realizable value of our proprietary investments due to the inability of companies we invest in to repay their borrowings.

●	Our access to liquidity and the capital markets could be limited, preventing us from making proprietary investments and restricting our sales and trading businesses.

●	We may incur unexpected costs or losses as a result of the bankruptcy or other failure of companies for which we have performed investment banking services to honor ongoing obligations such as indemnification or expense reimbursement agreements.

●	Sudden sharp declines in market values of securities can result in illiquid markets and the failure of counterparties to perform their obligations, which could make it difficult for us to sell securities, hedge securities positions, and invest funds under management.

●	As an introducing broker to clearing firms, we are responsible to the clearing firm and could be held liable for the defaults of our customers, including losses incurred as the result of a customer’s failure to meet a margin call. When we allow customers to purchase securities on margin, we are subject to risks inherent in extending credit. This risk increases when a market is rapidly declining and the value of the collateral held falls below the amount of a customer’s indebtedness. If a customer’s account is liquidated as the result of a margin call, we are liable to our clearing firm for any deficiency.

●	Competition in our investment banking, sales, and trading businesses could intensify as a result of the increasing pressures on financial services companies and larger firms competing for transactions and business that historically would have been too small for them to consider.

●	Market volatility could result in lower prices for securities, which may result in reduced management fees calculated as a percentage of assets under management.

●	Market declines could increase claims and litigation, including arbitration claims from customers.

●	Our industry could face increased regulation as a result of legislative or regulatory initiatives. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

●	Government intervention may not succeed in improving the financial and credit markets and may have negative consequences for our business.

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

Over the past several years, the size and number of asset management funds, including hedge funds and mutual funds, has continued to increase. If this trend continues, it is possible that it will become increasingly difficult for our funds to raise capital. More significantly, the allocation of increasing amounts of capital to alternative investment strategies by institutional and individual investors leads to a reduction in the size and duration of pricing inefficiencies. Many alternative investment strategies seek to exploit these inefficiencies and, in certain industries, this drives prices for investments higher, in either case increasing the difficulty of achieving targeted returns. In addition, if interest rates were to rise or there were to be a prolonged bull market in equities, the attractiveness of our funds relative to investments in other investment products could decrease. Competition is based on a variety of factors, including:

●	investment performance;

●	investor perception of the drive, focus and alignment of interest of an investment manager;

●	quality of service provided to and duration of relationship with investors;

●	business reputation; and

●	level of fees and expenses charged for services.

We compete in the asset management business with a large number of investment management firms, private equity fund sponsors, hedge fund sponsors and other financial institutions. A number of factors serve to increase our competitive risks, as follows:

●	investors may develop concerns that we will allow a fund to grow to the detriment of its performance;

●	some of our competitors have greater capital, lower targeted returns or greater sector or investment strategy specific expertise than we do, which creates competitive disadvantages with respect to investment opportunities;

●	some of our competitors may perceive risk differently than we do which could allow them either to outbid us for investments in particular sectors or, generally, to consider a wider variety of investments;

●	there are relatively few barriers to entry impeding new asset management firms, and the successful efforts of new entrants into our various lines of business, including former “star” portfolio managers at large diversified financial institutions as well as such institutions themselves, will continue to result in increased competition; and

●	other industry participants in the asset management business continuously seek to recruit our best and brightest investment professionals away from us.

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

The continued growth of electronic trading and the introduction of new technologies is changing our market-making business and presenting new challenges. Securities, futures and options transactions are increasingly occurring electronically, through alternative trading systems. It appears that the trend toward alternative trading systems will continue to accelerate. This acceleration could further increase program trading, increase the speed of transactions and decrease our ability to participate in transactions as principal, which would reduce the profitability of our market-making business. Some of these alternative trading systems compete with our market-making business and with our algorithmic trading platform, and we may experience continued competitive pressures in these and other areas. Significant resources have been invested in the development of our electronic trading systems, which includes our at-the-market business, but there is no assurance that the revenues generated by these systems will yield an adequate return on the investment, particularly given the increased program trading and increased percentage of stocks trading off of the historically manual trading markets.

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

In addition, some of these investments are, or may in the future be, in industries or sectors which are unstable, in distress or undergoing some uncertainty. Further, the companies in which we invest may rely on new or developing technologies or novel business models, or concentrate on markets which are or may be disproportionately impacted by pressures in the financial services and/or mortgage and real estate sectors, have not yet developed and which may never develop sufficiently to support successful operations, or their existing business operations may deteriorate or may not expand or perform as projected. Such investments may be subject to rapid changes in value caused by sudden company-specific or industry-wide developments. Contributing capital to these investments is risky, and we may lose some or all of the principal amount of our investments. There are no regularly quoted market prices for a number of the investments that we make. The value of our investments is determined using fair value methodologies described in valuation policies, which may consider, among other things, the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment and the trading price of recent sales of securities (in the case of publicly-traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on estimates and assumptions specific to the particular investments. Therefore, the value of our investments does not necessarily reflect the prices that would actually be obtained by us when such investments are sold. Realizations, if any, at values significantly lower than the values at which investments have been reflected on our balance sheet would result in loses of potential incentive income and principal investments.

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

Our executive officers, directors and their affiliates own or control, in the aggregate, approximately 23.4% of our outstanding common stock as of December 31, 2017. In particular, our Chairman and Chief Executive Officer, Bryant R. Riley, owns or controls, in the aggregate, 4,262,561 shares of our common stock or 16.0% of our outstanding common stock as of December 31, 2017. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:

●	delaying, deferring, or preventing a change in control of our company;

●	impeding a merger, consolidation, takeover, or other business combination involving our company;

●	causing us to enter into transactions or agreements that are not in the best interests of all stockholders; or

●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

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

BRC, our broker-dealer subsidiary, is subject to the net capital requirements of the SEC, FINRA, and various self-regulatory organizations of which it is a member. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Failure to maintain the required net capital may subject a firm to limitation of its activities, including suspension or revocation of its registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies, and ultimately may require its liquidation. Failure to comply with the net capital rules could have material and adverse consequences, such as:

●	limiting our operations that require intensive use of capital, such as underwriting or trading activities; or

●	restricting us from withdrawing capital from our subsidiaries, when our broker-dealer subsidiary has more than the minimum amount of required capital. This, in turn, could limit our ability to implement our business and growth strategies, pay interest on and repay the principal of our debt and/or repurchase our shares.

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

Our common stock price may fluctuate substantially, and your investment could suffer a decline in value.

The market price of our common stock may be volatile and could fluctuate substantially due to many factors, including, among other things:

●	actual or anticipated fluctuations in our results of operations;

●	announcements of significant contracts and transactions by us or our competitors;

●	sale of common stock or other securities in the future;

●	the trading volume of our common stock;

●	changes in our pricing policies or the pricing policies of our competitors; and

●	general economic conditions

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

Our common shares began trading on the over-the-counter bulletin board in August 2009, and we obtained approval to list and trade our shares on The NASDAQ Stock Market LLC’s NASDAQ Capital Market on July 16, 2015. On November 16, 2016, we began trading our shares on the NASDAQ Stock Market LLC’s NASDAQ Global Market. Trading of our common stock has in the past been highly volatile with low trading volume and an active trading market for shares of our common stock may not develop. In such case, selling shares of our common stock may be difficult because the limited trading market for our shares could result in lower prices and larger spreads in the bid and ask prices of our shares, as well as lower trading volume. Further, the market price of shares of our common stock could continue to fluctuate substantially. Additionally, if we are not able to maintain our listing on NASDAQ, then our common stock will again be quoted for trading on an over-the-counter quotation system and may be subject to more significant fluctuations in stock price and trading volume and large bid and ask price spreads.

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

As a result of the common stock offering that was completed on June 5, 2014, the Company had a more than 50% ownership shift in accordance with Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Accordingly, the Company may be limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As a result of the acquisition of UOL on July 1, 2016, the historical net operating losses of UOL are limited to offset income we generate post acquisition. As of December 31, 2017, the Company believes that the net operating loss that existed as of the more than 50% ownership shift will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance. However, to the extent that the Company is unable to utilize such net operating loss, it may have a material adverse effect on our financial condition and results of operations.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) instituted a wide range of reforms that have impacted and will continue to impact financial services firms and continues to require significant rule-making. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. The legislation and regulation of financial institutions, both domestically and internationally, include calls to increase capital and liquidity requirements; limit the size and types of the activities permitted; and increase taxes on some institutions. FINRA’s oversight over broker-dealers and investment advisors may be expanded, and new regulations on having investment banking and securities analyst functions in the same firm may be created. Many of the provisions of the Dodd-Frank Act remain subject to further rule making procedures and studies and will continue to take effect over several years. As a result, we cannot assess the full impact of all of these legislative and regulatory changes on our business at the present time. However, these legislative and regulatory changes could affect our revenue, limit our ability to pursue business opportunities, impact the value of assets that we hold, require us to change certain of our business practices, impose additional costs on us, or otherwise adversely affect our businesses. If we do not comply with current or future legislation and regulations that apply to our operations, we may be subject to fines, penalties or material restrictions on our businesses in the jurisdiction where the violation occurred. Accordingly, such legislation or regulation could have an adverse effect on our business, results of operations, cash flows or financial condition.

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

Our results of operations after the acquisitions of FBR and Wunderlich may be affected by factors different from those that affected our independent results of our operations.

Our business and the business of each of FBR and Wunderlich differ in certain respects and, accordingly, the results of operations of the combined company and the market price of the combined company’s common shares may be affected by factors different from those that affected our independent results of operations.

The combined company may fail to realize the anticipated benefits of our acquisitions of FBR and Wunderlich.

The success of the acquisitions of FBR and Wunderlich will depend on, among other things, the combined company’s ability to combine the businesses of us, FBR and Wunderlich. If the combined company is not able to successfully achieve this objective, the anticipated benefits of each merger may not be realized fully, or at all, or may take longer to realize than expected.

Prior to the consummation of acquisitions, we and each of FBR and Wunderlich operated independently. It is possible that the integration process or other factors could result in the loss or departure of key employees, the disruption of the ongoing business of us, FBR or Wunderlich, or inconsistencies in standards, controls, procedures and policies. It is also possible that clients, customers and counterparties of us, FBR or Wunderlich could choose to discontinue their relationships with the combined company because they prefer doing business with an independent company or for any other reason, which would adversely affect the future performance of the combined company. These transition matters could have an adverse effect on us for an undetermined amount of time after the consummation of the acquisitions of FBR and Wunderlich.

We may experience difficulties in realizing the expected benefits of the acquisition of UOL.

Our ability to achieve the benefits we anticipate from the acquisition of UOL will depend in large part upon whether we are able to achieve expected cost savings, manage UOL’s business and execute our strategy in an efficient and effective manner. Because our business and the business of UOL differ, we may not be able to manage UOL’s business smoothly or successfully and the process of achieving expected cost savings may take longer than expected. If we are unable to manage the operations of UOL’s business successfully, we may be unable to realize the cost savings and other anticipated benefits we expect to achieve as a result of the UOL acquisition. As a result, our business and results of operations could be adversely affected and the market price of our common stock could be negatively impacted.

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

Our UOL business substantially depends on the availability, capacity, affordability, reliability, and security of our telecommunications networks. Only a limited number of telecommunications providers offer the network and data services we currently require for our UOL business, and we purchase most of our telecommunications services from a few providers. Some of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. In addition, some telecommunications providers may cease to offer network services for certain less populated areas, which would reduce the number of providers from which we may purchase services and may entirely eliminate our ability to purchase services for certain areas. Currently, our mobile broadband service of our UOL business is entirely dependent upon services acquired from one service provider, and the devices required by the provider can be used for only such provider’s service. If we are unable to maintain, renew or obtain a new agreement with the telecommunications provider on acceptable terms, or the provider discontinues its services, our business, financial condition, results of operations, and cash flows could be materially and adversely affected. Sprint, which owns Clearwire, ceased using WiMAX technology on the Clearwire network. This affected our mobile broadband subscribers for our UOL business that utilized the Clearwire network.

Our dial-up Internet access services of our UOL business also rely on their compatibility with other third-party systems, products and features, including operating systems. Incompatibility with third-party systems and products could adversely affect our ability to deliver our services or a user’s ability to access our services and could also adversely impact the distribution channels for our services. Our dial-up Internet access services are dependent on dial-up modems and an increasing number of computer manufacturers, including certain manufacturers with whom we have distribution relationships, do not pre-load their new computers with dial-up modems, requiring the user to separately acquire a modem to access our services. We cannot assure you that, as the dial-up Internet access market declines and new technologies emerge, we will be able to continue to effectively distribute and deliver our services.

Government regulations could adversely affect our business or force us to change our business practices .

The services that are provided by UOL are subject to varying degrees of international, federal, state and local laws and regulation, including, without limitation, those relating to taxation, bulk email or “spam,” advertising (including, without limitation, targeted or behavioral advertising), user privacy and data protection, consumer protection, antitrust, export, and unclaimed property .. Compliance with such laws and regulations, which in many instances are unclear or unsettled, is complex. New laws and regulations, such as those being considered or recently enacted by certain states, the federal government, or international authorities related to automatic-renewal practices, spam, user privacy, targeted or behavioral advertising, and taxation, could impact our revenues or certain of our business practices or those of our advertisers.

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

Our level of indebtedness, and restrictions under such indebtedness, could adversely affect our operations and liquidity

In December 2017, we completed an offering of 7.25% Senior Notes due 2027 with an aggregate principal amount of $80.5 million. In May 2017, we completed an offering of 7.50% Senior Notes due 2027 with an aggregate principal amount of $60.4 million. In November 2016 we completed an offering of 7.50% Senior Notes due 2021 with an aggregate principal amount of $28.8 million. In 2017, we also entered into an At Market Issuance Sales Agreement with B. Riley FBR to sell additional 7.50% Senior Notes due 2027 and 7.50% Senior Notes due 2021, under which agreement we sold $32.1 million in aggregate principal amount of 7.50% Senior Notes due 2027 and $6.5 million in aggregate principal amount of 7.50% Senior Notes due 2021 as of December 31, 2017. On December 18, 2017, we entered into an At Market Issuance Sales Agreement with B. Riley FBR to issue up to an additional aggregate principal amount of $19.0 million of additional 7.25% Senior Notes due 2027, 7.50% Senior Notes due 2027 and 7.50% Senior Notes due 2021. The terms of such indebtedness contain various restrictions and covenants regarding the operation of our business, including, but not limited to, restrictions on our ability to merge or consolidate with or into any other entity. In April 2017, we amended our Credit Agreement with Wells Fargo Bank (the “Wells Fargo Credit Agreement”) to increase our retail liquidation line of credit from $100 million to $200 million and we also entered into a credit agreement with the Banc of California that provides for a revolving credit facility under which UOL may borrow (or request the issuance of letters of credit) up to $20 million. We may also secure additional debt financing in the future in addition to our current debt. Our level of indebtedness generally could adversely affect our operations and liquidity, by, among other things: (i) making it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions because we may not have sufficient cash flows to make our scheduled debt payments; (ii) causing us to use a larger portion of our cash flows to fund interest and principal payments, thereby reducing the availability of cash to fund working capital, capital expenditures and other business activities; (iii) making it more difficult for us to take advantage of significant business opportunities, such as acquisition opportunities or other strategic transactions, and to react to changes in market or industry conditions; and (iv) limiting our ability to borrow additional monies in the future to fund working capital, capital expenditures, acquisitions and other general corporate purposes as and when needed, which could force us to suspend, delay or curtail business prospects, strategies or operations. We may not be able to generate sufficient cash flow to pay the interest on our debt, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt. If we are unable to generate sufficient cash flow to pay the interest on our debt, we may have to delay or curtail our operations. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as reducing capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. These alternative strategies may not be affected on satisfactory terms, if at all, and they may not yield sufficient funds to make required payments on our indebtedness. If, for any reason, we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which could allow our creditors at that time to declare certain outstanding indebtedness to be due and payable or exercise other available remedies, which may in turn trigger cross acceleration or cross default rights in other agreements. If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us.

Risks Related to the Acquisition of magicJack

Our results of operations after the acquisition of magicJack may be affected by factors different from those currently affecting the results of our operations.

Our business and the business of magicJack differ in certain respects and, accordingly, the results of operations of the combined company and the market price of the combined company’s common shares may be affected by factors different from those currently affecting our independent results of operations.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

Before the transactions contemplated by the Agreement and Plan of Merger with magicJack, including the magicJack Merger, may be completed, various approvals must be obtained from governmental authorities, including the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. These authorities may impose conditions on the granting of such approvals. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying completion of the magicJack Merger or of imposing additional costs or limitations on the combined company following the magicJack Merger. The regulatory approvals may not be received at all, may not be received in a timely fashion, and may contain conditions on the completion of the magicJack Merger that are not anticipated or cannot be met. If the consummation of the magicJack Merger is delayed, including by a delay in receipt of necessary governmental approvals, the business, financial condition and results of operations of each company may also be materially adversely affected.

The magicJack Merger is subject to certain closing conditions that, if not satisfied or waived, will result in such magicJack Merger not being completed, which may cause the prices of our common shares to decline.

The magicJack Merger is subject to customary conditions to closing, including the receipt of required regulatory approvals and approval of each party’s shareholders of certain merger-related proposals. If any condition to the magicJack Merger is not satisfied or waived, to the extent permitted by law, such merger will not be completed. In addition, magicJack may terminate the Agreement and Plan of Merger under certain circumstances even if such agreement is approved by its shareholders. If we and magicJack do not complete the magicJack Merger, the trading price of our common shares may decline. In addition, we would not realize any of the expected benefits of having completed such merger. If the magicJack Merger is not completed, additional risks could materialize, which could materially and adversely affect our business, financial condition and results.

We and magicJack will be subject to business uncertainties and contractual restrictions while the magicJack Merger is pending.

Uncertainty about the effect of the magicJack Merger on employees, customers and vendors may have an adverse influence on the business, financial condition and results of operations of magicJack and us. These uncertainties may impair magicJack’s or our ability to attract, retain and motivate key personnel pending the consummation of the magicJack Merger, as such personnel may experience uncertainty about their future roles following the consummation of such merger. Additionally, these uncertainties could cause self-regulatory organizations, customers, clearing brokers, suppliers, vendors and others who deal with magicJack or us to seek to change existing business relationships with magicJack, us or the combined company or fail to extend an existing relationship with magicJack, us or the combined company.

In addition, the Agreement and Plan of Merger restricts magicJack and us, as applicable, from taking certain actions without the other’s party’s consent while such merger is pending. These restrictions could have a material adverse effect on magicJack’s or our business, financial condition and results of operations.

The combined company may fail to realize the anticipated benefits of the magicJack Merger.

The success of the magicJack Merger will depend on, among other things, the combined company’s ability to combine the businesses of us and magicJack. If the combined company is not able to successfully achieve this objective, the anticipated benefits of the magicJack Merger may not be realized fully, or at all, or may take longer to realize than expected.

We and magicJack have operated and, until the consummation of the magicJack Merger, will continue to operate independently. It is possible that the integration process or other factors could result in the loss or departure of key employees, the disruption of our or magicJack’s ongoing business, or inconsistencies in standards, controls, procedures and policies. It is also possible that clients, customers and counterparties of us or magicJack could choose to discontinue their relationships with the combined company because they prefer doing business with an independent company or for any other reason, which would adversely affect the future performance of the combined company. These transition matters could have an adverse effect on each of us and magicJack during the pre-merger period and for an undetermined amount of time after the consummation of the magicJack Merger.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our headquarters are located in Woodland Hills, California in a leased facility. The following table sets forth the location and use of each of our properties, all of which are leased as of December 31, 2017.

Location	Use
Woodland Hills, California	Headquarters; Accounting, Information Technology and Human Resources offices; Appraisal, Auction and Liquidation and United Online offices
Atlanta, Georgia	Appraisal, Capital Markets offices
Chicago, Illinois	Appraisal, Capital Markets offices
Dallas, Texas	Appraisal, Auction & Liquidation, Capital Markets
Jupiter, Florida	Appraisal offices
Milwaukee, Wisconsin	Appraisal offices
Needham, Massachusetts	Appraisal offices
Winston-Salem, North Carolina	Appraisal offices
New York, New York	Appraisal, Capital Markets, Wealth Management, and Legal offices
Toledo, Ohio	Appraisal offices
Sydney, Australia	Auction & Liquidation offices
Arlington, Virginia	Capital Markets offices
Baltimore, Maryland	Capital Markets offices
Basel, Switzerland	Capital Markets offices
Beachwood, Ohio	Capital Markets offices
Birmingham, Michigan	Capital Markets offices
Boston, Massachusetts	Capital Markets offices
Brighton, Michigan	Capital Markets offices
Charlotte, North Carolina	Capital Markets offices
Coral Gables, Florida	Capital Markets offices
Costa Mesa, California	Capital Markets offices
Dubuque, Iowa	Capital Markets offices
East Lansing, Michigan	Capital Markets offices
Fort Lauderdale, Florida	Capital Markets offices
Franklin, Tennessee	Capital Markets offices
Great Neck, New York	Capital Markets offices
Houston, Texas	Capital Markets offices
Lafayette, Louisiana	Capital Markets offices
Los Angeles, California	Capital Markets offices
Memphis, Tennessee	Capital Markets offices
Mobile, Alabama	Capital Markets offices
Nashville, Tennessee	Capital Markets offices
Newport Beach, CA	Capital Markets offices
Norwalk, Connecticut	Capital Markets, Wealth Management offices
Palatine, Illinois	Capital Markets offices
Parsippany, New Jersey	Capital Markets offices
Plymouth, Michigan	Capital Markets offices
Richmond, Virginia	Capital Markets offices
Rye Brook, New York	Capital Markets offices
San Francisco, California	Capital Markets offices
St. Charles, Illinois	Capital Markets offices
St. Louis, Missouri	Capital Markets offices
Tulsa, Oklahoma	Capital Markets offices
Wilton, Connecticut	Capital Markets offices
Munich, Germany	Retail offices
Hyderabad, India	United Online offices

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

In January 2015, Great American Group, LLC (“Great American Group”) was served with a lawsuit that seeks to assert claims of breach of contract and other matters in connection with auction services provided to a debtor. The proceeding in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”) is pending in the bankruptcy case of the debtor and its affiliates (the “Debtor”). In the lawsuit, a former landlord of the Debtor generally alleges that Great American Group and a joint venture partner were responsible for contamination while performing services in connection with the auction of certain assets of the Debtor and is seeking approximately $10.0 million in damages. In December 2017, the parties settled the matter and the financial impact to the Company was not material .

In May 2014, Waterford Township Police & Fire Retirement System et al. v. Regional Management Corp et al., filed a complaint in the Southern District of New York (the “Court”), against underwriters alleging violations under sections 11 and 12 of the Securities Act of 1933, as amended (the “Securities Act”). B. Riley FBR, Inc. (“B. Riley FBR”) (formerly, FBR Capital Markets & Co. (“FBRCM”)), a broker-dealer subsidiary of ours, was a co-manager of 2 offerings. On January 30, 2017, the Court denied the plaintiffs’ motion to file a first amended complaint, which would have revived claims previously dismissed by the Court on March 30, 2016. On March 1, 2017, the plaintiffs filed a notice of appeal and an opening brief on June 21, 2017. Defendant’s opposition motion was filed on September 12, 2017. Appellants filed their reply brief on October 17, 2017 and oral argument was held on November 17, 2017. On January 26, 2018, the Appellate court issued its order affirming the court’s order dismissing the plantiff’s case and denying leave to amend. Regional Management continues to indemnify all of the underwriters, including FBRCM, pursuant to the operative underwriting agreement.

On January 5, 2017, complaints filed in November 2015 and May 2016 naming MLV & Co. (“MLV”), a broker-dealer subsidiary of FBR, as a defendant in putative class action lawsuits alleging claims under the Securities Act, in connection with the offerings of Miller Energy Resources, Inc. (“Miller”) have been consolidated. The Master Consolidated Complaint, styled Gaynor v. Miller et al., is pending in the United States District Court for the Eastern District of Tennessee, and, like its predecessor complaints, continues to allege claims under Sections 11 and 12 of the Securities Act against nine underwriters for alleged material misrepresentations and omissions in the registration statement and prospectuses issued in connection with six offerings (February 13, 2013; May 8, 2013; June 28, 2013; September 26, 2013; October 17, 2013 (as to MLV only) and August 21, 2014) with an alleged aggregate offering price of approximately $151.0 million. The plaintiffs seek unspecified compensatory damages and reimbursement of certain costs and expenses. In August 2017, the Court granted Defendant’s Motion to Dismiss on Section 12 claims and found that the plaintiffs had not sufficiently alleged a corrective disclosure prior to August 6, 2015, when an SEC civil action was announced. Defendants’ answer was filed on September 25, 2017. Although MLV is contractually entitled to be indemnified by Miller in connection with this lawsuit, Miller filed for bankruptcy in October 2015 and this likely will decrease or eliminate the value of the indemnity that MLV receives from Miller.

In February 2017, certain former employees filed an arbitration claim with FINRA against Wunderlich Securities, Inc. (“WSI”) alleging misrepresentations in the recruitment of claimants to join WSI. Claimants also allege that WSI failed to support their mortgage trading business resulting in the loss of opportunities during their employment with WSI. Claimants are seeking $10.0 million in damages. WSI has counterclaimed alleging that claimants mispresented their process for doing business, particularly their capital needs, resulting in substantial losses to WSI. WSI believes the claims are meritless and intends to vigorously defend the action. A hearing has been scheduled for March 2018.

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

In July 2017, an arbitration claim was filed with FINRA by Dominick & Dickerman LLC and Michael Campbell against WSI and Gary Wunderlich with respect to the acquisition by Wunderlich Investment Company, Inc. (“WIC”) (the parent corporation of WSI) of certain assets of Dominick & Dominick LLC in 2015. The Claimants allege that respondents overvalued WIC so that the purchase price paid to the Claimants in shares of WIC stock was artificially inflated. The Statement of Claim includes claims for common law fraud, negligent misrepresentation, and breach of contract. Claimants are seeking damages of approximately $8.0 million plus unspecified punitive damages. Respondents believe the claims are meritless and intend to vigorously defend the action.

In September 2017, a statement of claim was filed in a FINRA arbitration naming FBRCM and other underwriters related to the underwriting of the now-bankrupt, Quantum Fuel Systems Technologies Worldwide, Inc. (“Quantum”). Claimants are seeking $37.0 million in actual damages, plus $75.0 million in punitive damages and attorney’s fees. On October 24, 2017, we joined in a motion with the other underwriters requesting that the claim be dismissed on the grounds that it is improper under FINRA Rules 12204 and 122205 which prohibit class actions and derivative claims, respectively. On December 1, 2017, the claims were dismissed by FINRA.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market and Other Information

Our common stock is traded on the NASDAQ Global Market under the symbol: “RILY”. From July 16, 2015 to November 15, 2016, our common stock was traded on the NASDAQ Capital Market under the symbol “RILY”.

The following table sets forth the high and low closing sale prices of a share of our Common Stock as reported by the NASDAQ Capital Market or NASDAQ Global Market (as applicable) on a quarterly basis for the years ended December 31, 2016 and 2017.

	High	Low
2016
Quarter ended March 31, 2016	$10.50	$9.05
Quarter ended June 30, 2016	11.72	9.50
Quarter ended September 30, 2016	13.36	8.68
Quarter ended December 31, 2016	19.25	12.20

2017
Quarter ended March 31, 2017	$21.30	$14.15
Quarter ended June 30, 2017	18.60	13.70
Quarter ended September 30, 2017	19.95	15.30
Quarter ended December 31, 2017	19.20	15.90

As of March 9, 2018, there were approximately 187 holders of record of our Common Stock. This number does not include beneficial owners holding shares through nominees or in “street” name.

Dividend Policy

On August 4, 2016, our Board of Directors approved a dividend of $0.03 per share, which was paid on or about September 8, 2016 to stockholders of record on August 22, 2016. On November 13, 2016, our Board of Directors approved a regular dividend of $0.08 per share and a special dividend of $0.17 per share, which was paid on or about December 14, 2016 to stockholders of record on November 29, 2016. On February 20, 2017, our Board of Directors approved a regular quarterly dividend of $0.08 per share and a special dividend of $0.18 per share, which were paid on or about March 13, 2017 to stockholders of record on March 6, 2017. On May 10, 2017, our Board of Directors approved a regular quarterly dividend of $0.08 per share and a special dividend of $0.08 per share, which were paid on or about May 31, 2017 to stockholders of record on May 23, 2017. On August 7, 2017, our Board of Directors approved a regular quarterly dividend of $0.08 per share and a special dividend of $0.05 per share, which were paid on or about August 29, 2017 to stockholders of record on August 21, 2017. On November 8, 2017, our Board of Directors approved a regular quarterly dividend of $0.08 per share and a special dividend of $0.04 per share, which were paid on or about November 30, 2017 to stockholders of record on November 22, 2017. On March 7, 2018, our Board of Directors approved a regular quarterly dividend of $0.08 per share and a special dividend of $0.08 per share, which will be paid on or about April 3, 2018 to stockholders of record on March 20, 2018. While it is the Board’s current intention to make regular dividend payments of $0.08 per share each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

Share Performance Graph

The following graph compares the cumulative total shareholder return on our common share with the cumulative total return on the Russell 2000 Index and a peer group index for the period from December 31, 2012 to December 31, 2017. The graph and table below assume that $100 was invested on the starting date and dividends, if any, were reinvested on the date of payment without payment of any commissions. The performance shown in the graph and table represents past performance and should not be considered an indication of future performance.

B. Riley Financial, Inc.
Common Stock Price
Five Year Comparison

As of December 31,	2012	2013	2014	2015	2016	2017
B. Riley Financial, Inc.	$100	$90	$161	$172	$332	$347
Russell 2000	$100	$137	$142	$134	$160	$181
Industry Peer Group	$100	$147	$161	$129	$148	$169

Our peer group index includes the following companies: Cowen Group, Inc.; JMP Group LLC; Oppenheimer Holdings Inc.; and Stifel Financial Corp. These companies were selected because their businesses and operations were comparable to ours throughout or for some portion of the five-year period presented in the chart above.

The information provided above under the heading “Share Performance Graph” shall not be considered “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference in any filing under the Securities Act of 1933, as amended or the Exchange Act.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of and for each of the five fiscal years ended December 31, 2017, and is derived from our Consolidated Financial Statements. The Consolidated Financial Statements as of December 31, 2017 and 2016, and for each of the years in the three-year period ended December 31, 2017, are included elsewhere in this report. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Consolidated Statement of Operations Data:

(Dollars in thousands, except share data)

	Year Ended December 31,
	2017	2016	2015	2014	2013
Revenues:
Services and fees	$304,841	$164,235	$101,929	$67,257	$59,967
Interest income - Securities lending	17,028	—	—	—	—
Sale of goods	307	26,116	10,596	9,859	16,165
Total revenues	322,176	190,351	112,525	77,116	76,132
Operating expenses:
Direct cost of services	55,501	40,857	29,049	23,466	24,146
Cost of goods sold	398	14,755	3,072	14,080	11,506
Selling, general and administrative	213,008	82,127	58,322	44,453	36,382
Restructuring charge	12,374	3,887	—	2,548	—
Interest expense - Securities lending	12,051	—	—	—	—
Total operating expenses	293,332	141,626	90,443	84,547	72,034
Operating income (loss)	28,844	48,725	22,082	(7,431)	4,098
Other income (expense):
Interest income	420	318	17	12	26
Loss from equity investments	(437)	—	—	—	(177)
Interest expense	(8,382)	(1,996)	(834)	(1,262)	(2,667)
Income (loss) from operations before income taxes	20,445	47,047	21,265	(8,681)	1,280
(Provision for) benefit from income taxes	(8,510)	(14,321)	(7,688)	2,886	(704)
Net income (loss)	11,935	32,726	13,577	(5,795)	576
Net income (loss) attributable to noncontrolling interests	379	11,200	1,772	6	(482)
Net income (loss) attributable to B. Riley Financial, Inc.	$11,556	$21,526	$11,805	$(5,801)	$1,058

Basic earnings (loss) per share	$0.50	$1.19	$0.73	$(0.60)	$0.74
Diluted earnings (loss) per share	$0.48	$1.17	$0.73	$(0.60)	$0.71

Cash dividends per share	$0.67	$0.28	$0.32	$0.03	$—

Weighted average basic shares outstanding	23,181,388	18,106,621	16,221,040	9,612,154	1,434,107
Weighted average diluted shares outstanding	24,290,904	18,391,852	16,265,915	9,612,154	1,495,328

Consolidated Balance Sheet Data:

(Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015	2014	2013
Cash and cash equivalents	$132,823	$112,105	$30,012	$21,600	$18,867
Restricted cash	19,711	3,294	51	7,657	325
Securities and other investments owned, at fair value	145,360	16,579	25,543	17,955	—
Total assets	1,386,904	264,618	132,420	138,990	73,677
Total liabilities	1,121,058	114,226	23,100	41,911	77,828
Total equity (deficit)	265,846	150,392	109,320	97,079	(4,151)

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

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: volatility in our revenues and results of operations; changing conditions in the financial markets; our ability to generate sufficient revenues to achieve and maintain profitability; the short term nature of our engagements; the accuracy of our estimates and valuations of inventory or assets in “guarantee” based engagements; competition in the asset management business potential losses related to our auction or liquidation engagements; our dependence on communications, information and other systems and third parties; potential losses related to purchase transactions in our auction and liquidations business; the potential loss of financial institution clients; potential losses from or illiquidity of our proprietary investments; changing economic and market conditions; potential liability and harm to our reputation if we were to provide an inaccurate appraisal or valuation; potential mark-downs in inventory in connection with purchase transactions; failure to successfully compete in any of our segments; loss of key personnel; our ability to borrow under our credit facilities as necessary; failure to comply with the terms of our credit agreements; our ability to meet future capital requirements ; our ability to realize the benefits of our completed and proposed acquisitions, including our ability to achieve anticipated opportunities and operating cost savings, and accretion to reported earnings estimated to result from completed and proposed acquisitions in the time frame expected by management or at all; the possibility that our proposed acquisition of magicJack VocalTec Ltd. (“magicJack”) does not close when expected or at all; our ability to promptly and effectively integrate our business with that of magicJack if such transaction closes; the reaction to the magicJack acquisition of our and magicJack’s customers, employees and counterparties; and the diversion of management time on acquisition-related issues.

Except as otherwise required by the context, references in this Annual Report to “the “Company,” “B. Riley,” “we,” “us” or “our” refer to the combined business of B. Riley Financial, Inc. and all of its subsidiaries.

Overview

B. Riley Financial, Inc. and its subsidiaries (NASDAQ: RILY) provide collaborative financial services and solutions through several subsidiaries, including:

●	B. Riley & Co., LLC (“BRC”), FBR Capital Markets & Co. (“FBR”) and Wunderlich Securities, Inc., are mid-sized, full service investment banks providing financial advisory, corporate finance, research, securities lending and sales & trading services to corporate, institutional and high net worth individual clients. Wunderlich also provides wealth management services to high net worth individuals and families;

●	B. Riley Capital Management, LLC, a Securities and Exchange Commission (“SEC”) registered investment advisor, which includes:

○	B. Riley Asset Management, an advisor to certain private funds and to institutional and high net worth investors;

○	B. Riley Wealth Management (formerly MK Capital Advisors), a multi-family office practice and wealth management firm focused on the needs of ultra-high net worth individuals and families; and

○	Great American Capital Partners, LLC (“GACP”), the general partner of a private fund, GACP I, L.P. a direct lending fund that provides senior secured loans and second lien secured loan facilities to middle market public and private U.S. companies;

●	Great American Group, LLC, a leading provider of asset disposition and auction solutions to a wide range of retail and industrial clients; and

●	Great American Group Advisory and Valuation Services, LLC, a leading provider of appraisal and valuation services for asset based lenders, private equity firms and corporate clients.

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

For financial reporting purposes we classify our businesses into four segments: (i) capital markets, (ii) auction and liquidation, (iii) valuation and appraisal; and (iv) principal investments – United Online.

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

Historically, revenues from our auction and liquidation segment vary significantly from quarter to quarter and have a significant impact on our operating results from period to period. These revenues have historically comprised a significant amount of our total revenues and operating profits. During the years ended December 31, 2017, 2016 and 2015, revenues from our auction and liquidation segment were 14.7%, 46.0% and 41.1% of total revenues. Our profitability in each reporting period is impacted by the number and size of retail liquidation engagements we perform on a quarterly or annual basis. Revenues from liquidation service contracts to one retailer represented 13.5% of our total revenues during the year ended December 31, 2016. In addition, revenues from investment banking transactions in our capital markets segment will vary from quarter to quarter and have a material impact on our total revenues and operating profits.

For information about segments and geographic areas, please refer to Note 20 to Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.

Recent Developments

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

On May 17, 2017, we entered into a Merger Agreement with Wunderlich Investment Company, Inc., a Delaware corporation (“Wunderlich”), and Stephen Bonnema, in his capacity as the Stockholder Representative (the “Stockholder Representative”), collectively (the “Wunderlich Merger Agreement”). Pursuant to the Wunderlich Merger Agreement, customary closing conditions were satisfied and the acquisition was completed on July 3, 2017. We also entered into a registration rights agreement with certain shareholders of Wunderlich (the “Registration Rights Agreement”) on July 3, 2017. The Registration Rights Agreement provides the Wunderlich shareholder signatories with the right to notice of and, subject to certain conditions, the right to register shares of our common stock in certain future registered offerings of shares of our common stock. In connection with the acquisition Wunderlich on July 3, 2017, the total consideration of $65.1 million included $29.7 million of cash and the issuance of approximately 1,974,812 shares of the Company’s common stock with an estimated fair value of $31.5 million and 821,816 newly issued common stock warrants with an estimated fair value of $3.9 million.

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

During 2017, we implemented costs savings measures taking into account the planned synergies as a result of the acquisition of FBR and Wunderlich which included a reduction in force for some of the corporate executives of FBR and Wunderlich and a restructuring to integrate FBR and Wunderlich’s operations with our operations. These initiatives resulted in restructuring charges of $11.7 million in the year ended December 31, 2017. Restructuring charges included $3.3 million related to severance and accelerated vesting of restricted stock awards to former corporate executives of FBR and Wunderlich and $5.0 million of severance, accelerated vesting of stock awards to employees and $3.4 million of lease loss accruals for the planned consolidation of office space related to operations in the Capital Markets segment.

Results of Operations

The following year to year comparisons of our financial results are not necessarily indicative of future results.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Consolidated Statements of Income

(Dollars in thousands)

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Amount	%	Amount	%
Revenues:
Services and fees	$304,841	94.6%	$164,235	86.3%
Interest income - Securities lending	17,028	5.3%	—	0.0%
Sale of goods	307	0.1%	26,116	13.7%
Total revenues	322,176	100.0%	190,351	100.0%

Operating expenses:
Direct cost of services	55,501	17.2%	40,857	21.5%
Cost of goods sold	398	0.1%	14,755	7.8%
Selling, general and administrative expenses	213,008	66.1%	82,127	43.1%
Restructuring charge	12,374	3.8%	3,887	2.0%
Interest expense - Securities lending	12,051	3.7%	—	0.0%
Total operating expenses	293,332	91.0%	141,626	74.4%
Operating income	28,844	9.0%	48,725	25.6%
Other income (expense):
Interest income	420	0.1%	318	0.2%
Loss on equity investment	(437)	(0.1%)	—	0.0%
Interest expense	(8,382)	(2.6%)	(1,996)	(1.0%)
Income before income taxes	20,445	6.4%	47,047	24.7%
Provision for income taxes	(8,510)	(2.6%)	(14,321)	(7.5%)
Net income	11,935	3.7%	32,726	17.2%
Net income attributable to noncontrolling interests	379	0.1%	11,200	5.9%
Net income attributable to B. Riley Financial, Inc.	$11,556	3.6%	$21,526	11.3%

Revenues

The table below and the discussion that follows are based on how we analyze our business.

	Year Ended December 31, 2017		Year Ended December 31, 2016		Change
	Amount	%	Amount	%	Amount	%
Revenues - Services and fees:
Capital Markets segment	$172,695	53.6%	$39,335	20.7%	$133,360	339.0%
Auction and Liquidation segment	47,376	14.7%	61,891	32.5%	(14,515)	(23.5%)
Valuation and Appraisal segment	33,331	10.3%	31,749	16.7%	1,582	5.0%
Principal Investments - United Online segment	51,439	16.0%	31,260	16.4%	20,179	64.6%
Subtotal	304,841	94.6%	164,235	86.3%	140,606	85.6%

Revenues - Sale of goods
Auction and Liquidation segment	3	0.0%	25,855	13.6%	(25,852)	(100.0%)
Principal Investments - United Online segment	304	0.1%	261	0.1%	43	16.5%
Subtotal	307	0.1%	26,116	13.7%	(25,809)	(98.8%)

Interest income - Securities lending:
Capital Markets segment	17,028	5.3%	—	0.0%	17,028	n/m
Total revenues	$322,176	100.0%	$190,351	100.0%	$131,825	69.3%

Total revenues increased $131.8 million to $322.2 million during the year ended December 31, 2017 from $190.4 million during the year ended December 31, 2016. The increase in revenues during the year ended December 31, 2017 was primarily due to an increase in revenues from services and fees of $140.6 million and an increase in interest income – securities lending of $17.0 million, offset by a decrease in revenues from the sale of goods of $25.8 million. The increase in revenues from services and fees of $140.6 million in 2017 was primarily due to an increase in revenues of (a) $133.4 million in the capital markets segment, (b) $20.2 million in the principal investments - United Online segment from the acquisition of UOL on July 1, 2016, and (c) $1.6 million in the valuation and appraisal segment, offset by a $14.5 million decrease in the auction and liquidation segment. The increase of $17.0 million in interest income – securities lending was a result of the acquisition of FBR on June 1, 2017. The decrease in revenues from sale of goods of $25.8 million was primarily due to the sale of retail goods that we acquired title to in September 2016 from the bankruptcy trustee of MS Mode, a retailer of women’s apparel that operates 130 retail locations throughout the Netherlands.

Revenues from services and fees in the capital markets segment increased $133.4 million, or 339% to $172.7 million during the year ended December 31, 2017 from $39.3 million during the year ended December 31, 2016. The increase in revenues was due to an increase in revenues of $66.1 million from investment banking, $33.1 million from wealth management, $29.2 million from sales commissions, fees and other, and $5.0 million from trading income. The increase in revenues from investment banking fees was primarily due to an increase in the number of investment banking transactions where we acted as an advisor in 2017 as compared to the same period in 2016. Of the $66.1 million increase from investment banking fees, $50.9 million was due to operations of FBR that we acquired on June 1, 2017. The increase in revenues from wealth management services of $33.1 million was $33.0 million due to operations of Wunderlich that we acquired on July 3, 2017. The increase in revenues from commissions, fees and other income primarily earned from research, sales and trading was primarily due to an increase in fees and commissions earned from research, sales and trading and incentive management fees earned from our various funds we manage and includes $23.0 million of revenues from the acquisitions of FBR and Wunderlich. The increase of $5.0 million in trading income in 2017 was primarily due to an increase in income we earned from trading activities in our propriety trading account. Of the $5.0 million increase in trading income, $2.6 million was due to the acquisition of FBR.

Revenues from services and fees in the auction and liquidation segment decreased $14.5 million, or 23.5%, to $47.4 million during the year ended December 31, 2017 from $61.9 million during the year ended December 31, 2016. The decrease in revenues of $14.5 million was primarily due to a decrease in revenues of $11.2 million from services and fees from retail liquidation engagements, and $3.3 million decrease in revenues in our wholesale and industrial auction division. The decrease in revenues from services and fees was primarily due to the completion of two large retail liquidation engagements in 2016 where we guaranteed the recovery value of inventory and generated more revenues as compared to the larger mix of fee and commission type of retail liquidation engagements we completed in 2017. The decrease in revenues from services and fees in our wholesale and industrial division was primarily due to a decrease in the number of wholesale and industrial auction engagements in 2017 as compared to the same period in 2016.

Revenues from services and fees in the valuation and appraisal segment increased $1.6 million, or 5%, to $33.3 million during the year ended December 31, 2017 from $31.7 million during the year ended December 31, 2016. The increase in revenues was primarily due to increases of (a) $0.9 million related to appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors and (b) $0.7 million related to appraisal engagements where we perform valuations of intellectual property and business valuations.

Revenues from services and fees in the principal investments - United Online segment increased $20.2 million to $51.4 million during the year ended December 31, 2017 from $31.3 million during the year ended December 31, 2016. The increase in revenues was the result of the acquisition of UOL on July 1, 2016. Services revenues primarily from customer paid accounts related to our Internet access and related subscription services were $39.2 million during the year ended December 31, 2017 and $22.4 million during the year ended December 31, 2016. Advertising revenues from Internet display advertising and search related to our email and Internet access services were $12.2 million during the year ended December 31, 2017 and $8.9 million during the year ended December 31, 2016. Over the past several years revenues from paid subscription services have declined year over year as a result of a decline in the number of paid subscribers for our services. Management believes the decline in paid subscriber accounts is primarily attributable to the industry trends of consumers switching from dial-up Internet access to high speed Internet access such as cable and DSL. Management expects revenues in the principal investments - United Online segment to continue to decline year over year.

Sale of Goods, Cost of Goods Sold and Gross Margin

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Auction and Liquidation Segment	Principal Investments - United Online Segment	Total	Auction and Liquidation Segment	Principal Investments - United Online Segment	Total
Revenues - Sale of Goods	$3	$304	$307	$25,855	$261	$26,116
’Cost of goods sold	2	396	398	14,502	253	14,755
Gross margin on services and fees	$1	$(92)	$(91)	$11,353	$8	$11,361

Gross margin percentage	33.3%	(30.3%)	(29.6%)	43.9%	3.1%	43.5%

Revenues from the sale of goods decreased $25.8 million, to $0.3 million during the year ended December 31, 2017 from $26.1 during the year ended December 31, 2016. Revenues from the sale of goods in 2016 was primarily due to the sale of retail goods related to the retail liquidation engagement of MS Mode in Europe where we took title to the goods and operated the MS Mode stores during the liquidation period. In the principal investments - United Online segment, revenues from the sale of goods was primarily due to the sale of mobile broadband devices that are sold in connection with the mobile broadband services we offer our customers. The increase in revenues were the result of the acquisition of UOL on July 1, 2016. Cost of goods sold in 2017 was $0.4 million resulting in a gross margin of ($0.09) million or (29.6%) during the year ended December 31, 2017. Cost of goods sold in 2016 was $14.8 million resulting in a gross margin of $11.4 million or 43.5% during the year ended December 31, 2016.

Operating Expenses

Direct Costs of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the years ended December 31, 2017 and 2016 are as follows:

	Year Ended December 31, 2017				Year Ended December 31, 2016
	Auction and Liquidation Segment	Valuation and Appraisal Segment	Principal Investments - United Online Segment	Total	Auction and Liquidation Segment	Valuation and Appraisal Segment	Principal Investments - United Online Segment	Total
Revenues - Services and fees	$47,376	$33,331	$51,439		$61,891	$31,749	$31,260
Direct cost of services	27,841	14,876	12,784	$55,501	17,787	13,983	9,087	$40,857
Gross margin on services and fees	$19,535	$18,455	$38,655		$44,104	$17,766	$22,173

Gross margin percentage	41.2%	55.4%	75.1%		71.3%	56.0%	70.9%

Total direct costs increased $14.6 million, to $55.5 million during the year ended December 31, 2017 from $40.9 million during the year ended December 31, 2016. Direct costs of services increased by (a) $10.1 million in the auction and liquidation segment, (b) $0.9 million in the valuation and appraisal segment, and (c) $3.7 million in the principal investments - United Online segment as a result of the acquisition of UOL on July 1, 2016. The increase in direct costs in the auction and liquidation segment was primarily due to the impact of completing more fee and commission type of retail liquidation engagements as compared to 2016 when we completed two large retail liquidation agreements where we guaranteed the recovery value of inventory. The increase in direct costs of services in the valuation and appraisal segment was primarily due to an increase in payroll and related expenses due to an increase headcount 2017 as compared to the same period in 2016.

Auction and Liquidation

Gross margin in the auction and liquidation segment for services and fees decreased to 41.2% of revenues during the year ended December 31, 2017, as compared to 71.3% of revenues during the year ended December 31, 2016. The decrease in gross margin during the year ended December 31, 2017 was primarily due to a change in the mix of fee type engagements in 2017 as compared to the same period in 2016. During 2017, we completed a larger mix of fee and commission type retail liquidation engagements where our margins are generally less than the comparable margins we generated in 2016 when we completed two larger retail liquidation engagements where we guaranteed the recovery value of inventory.

Valuation and Appraisal

Gross margins in the valuation and appraisal segment decreased to 55.4% of revenues during the year ended December 31, 2017 as compared to 56.0% of revenues during the year ended December 31, 2016. The decrease in gross margin is primarily due to an increase in payroll and related expenses from an increase in headcount during 2017 as compared to same period in 2016.

Principal Investments - United Online

Gross margins in the principal investments-United Online segment increased to 75.1% of revenues during the year ended December 31, 2017 as compared to 70.9% of revenues during the year ended December 31, 2016. Direct costs in the principal investments - United Online segment includes telecommunications and data center costs, personnel and overhead-related costs associated with operating our networks and data centers, depreciation of network computers and equipment, third party advertising sales commissions, license fees, costs related to providing customer support, costs related to customer billings and processing of customer credit cards and associated bank fees. The increase in gross margin is primarily due to a decrease in costs related to providing customer support and lower personnel costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the years ended December 31, 2017 and 2016 were comprised of the following:

Selling, General and Administrative Expenses by Segment

(Dollars in thousands)

	Year Ended December 31, 2017		Year Ended December 31, 2016		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$153,886	72.3%	$33,244	40.5%	$120,642	362.9%
Auction and Liquidation segment	8,350	3.9%	14,357	17.5%	(6,007)	(41.8%)
Valuation and Appraisal segment	8,742	4.1%	8,885	10.8%	(143)	(1.6%)
Principal Investments - United Online segment	18,337	8.6%	9,492	11.5%	8,845	93.2%
Corporate and Other segment	23,693	11.1%	16,149	19.7%	7,544	46.7%
Total selling, general & administrative expenses	$213,008	100.0%	$82,127	100.0%	$130,881	159.4%

Total selling, general and administrative expenses increased $130.9 million, or 159.4%, to $213.0 million during the year ended December 31, 2017 from $82.1 million for the year ended December 31, 2016. The increase in expenses was primarily due to an increase in selling, general and administrative expenses of (a) $120.6 million in the capital markets segment, (b) $8.8 million in the principal investments - United Online segment as a result of the acquisition of UOL on July 1, 2016, and (c) $7.5 million in corporate and other, offset by a decrease in expenses of $6.0 million in the auction and liquidation segment and $0.1 million in the valuation and appraisal segment.

Capital Markets

Selling, general and administrative expenses in the capital markets segment increased by $120.6 million, or 362.9% to $153.9 million during the year ended December 31, 2017 from $33.2 million during the year ended December 31, 2016. The increase in expenses of $120.6 million was primarily due to an increase in operating expenses of $107.8 million from the acquisitions of FBR and Wunderlich in 2017. Of the $107.8 million increase in selling and general and administrative expenses from the acquisitions of FBR and Wunderlich, $69.4 million was payroll and related expenses. Selling, general and administrative expenses also increased primarily due to increase in payroll and related expenses of $11.1 million related to increases in incentive compensation as a result of the increased revenues from investment banking fees in 2017 as compared to the same period in 2016.

Auction and Liquidation

Selling, general and administrative expenses in the auction and liquidation segment decreased $6.0 million, or 41.8%, to $8.4 million during the year ended December 31, 2017 from $14.4 million for the year ended December 31, 2016. The decrease in expenses was primarily due to (a) a decrease in payroll and incentive compensation of $2.1 million, (b) a decrease in legal and professional fees of $2.8 million, and (c) a decrease in other expenses of $1.1 million in 2017 as compared to the same period in 2016.

Valuation and Appraisal

Selling, general and administrative expenses in the valuation and appraisal segment decreased $0.1 million, or 1.6%, to $8.7 million during year ended December 31, 2017 from $8.9 million for the year ended December 31, 2016. The decrease of approximately $0.1 million was primarily due to a decrease in general other operating expenses in 2017 as compared to the same period in 2016.

Principal Investments - United Online

Selling, general and administrative expenses in the principal investments - United Online segment increased $8.8 million, or 93.2%, to $18.3 million for the year ended December 31, 2017 from $9.5 million for the year ended December 31, 2016 as a result of the acquisition of UOL on July 1, 2016. For the year ended December 31, 2017, these expenses include $4.8 million of technology and development expenses, $1.2 million of sales and marketing expenses, $6.9 million of general and administrative expenses and $5.4 million of amortization of intangibles. For the year ended December 31, 2016, these expenses include $2.4 million of technology and development expenses, $0.8 million of sales and marketing expenses, $3.5 million of general and administrative expenses and $2.8 million of amortization of intangibles. Technology and development expenses include expenses for product development, maintenance of existing software, technology and websites. Sales and marketing expenses include expenses associated personnel and overhead-related expenses for marketing, customer service, and advertising sales personnel to acquire and retain paid subscribers. Expenses associated with generating advertising revenues include sales commissions and personnel-related expenses. General and administrative expenses consist of personnel-related expenses for management in the principal investments - United Online segment, facilities, internal customer support personnel, personnel associated with operating our corporate systems and insurance recoveries. Amortization of intangibles includes amortization expense related to customer lists, advertising relationships, domain names and internally developed software.

Corporate and Other

Selling, general and administrative expenses for corporate and other increased approximately $7.5 million, or 46.7%, to $23.7 million during the year ended December 31, 2017 from $16.1 million for the year ended December 31, 2016. The increase was primarily due to an increase in (a) fair value adjustment of $8.2 million in connection with the mandatorily redeemable noncontrolling interests, (b) payroll and related expenses of $3.0 million and (c) transactions costs of $2.5 million incurred for professional fees that primarily related to the acquisition of Wunderlich, FBR and Dialectic in 2017. These increases in corporate overhead were offset by an insurance recovery in the amount of $6.0 million related to key man life insurance on one of our executives in our appraisal segment.

Restructuring Charge. During the year ended December 31, 2017, we incurred restructuring charge of $12.4 million compared to restructuring charge of $3.9 million during the year ended December 31, 2016.

During the year ended December 31, 2017, we implemented costs savings measures taking into account the planned synergies as a result of the acquisitions of Wunderlich and FBR which included a reduction in force for some of the corporate executives of Wunderlich and FBR and a restructuring to integrate Wunderlich and FBR’s operations with our operations. These initiatives resulted in a restructuring charge of $11.7 million during the year ended December 31, 2017. The restructuring charges included $3.3 million related to severance and accelerated vesting of restricted stock awards to former corporate executives of Wunderlich and FBR and $5.0 million of severance, accelerated vesting of stock awards to employees and $3.4 million of lease loss accruals for the planned consolidation of office space related to operations. The restructuring charge in 2017 also included employee termination costs of $0.7 million related to a reduction in personnel in the principal investments – United Online segment of our operations.

The restructuring charge in 2016 of $3.9 million included $3.5 million of employee termination costs related to a reduction in personnel in the corporate offices of UOL after our acquisition on July 1, 2016 and $0.4 million of charges related to combining our corporate office location with the offices of UOL.

Other Income (Expense). Other income included interest income of $0.4 million during the year ended December 31, 2017 as compared to $0.3 million during the year ended December 31, 2016. Interest expense was $8.4 million during the year ended December 31, 2017 as compared to $2.0 million during the year ended December 31, 2016. The increase in interest expense during the year ended December 31, 2017 as compared to 2016 was primarily due to (a) $5.7 million increase from the issuances of senior notes, (b) $0.3 million incurred in 2017 from the UOL credit agreement, and (c) $0.2 million incurred in 2017 from other notes payable. Other expense in year ended December 31, 2017 included $0.4 million loss on equity investment.

Income Before Income Taxes. Income before income taxes was $20.4 million during the year ended December 31, 2017, a decrease of $26.6 million, from $47.0 million during the year ended December 31, 2016. The decrease in income before income taxes was primarily due to (a) an increase in corporate and other expenses of $10.9 million, which includes an increase in restructuring charges of $3.4 million, (b) a decrease in operating income of $29.9 million in our auction and liquidation segment, (c) an increase in interest expense of $6.4 million and (d) loss on equity investment of $0.4 million, offset by (a) an increase in operating income of $10.3 million in our principal investments – United Online segment as a result of the acquisition of UOL on July 1, 2016, (b) an increase in operating income of $9.8 million in our capital markets segment, and (c) an increase in operating income of $0.8 million in our valuation and appraisal segment.

Provision for Income Taxes. Provision for income tax was $8.5 million during the year ended December 31, 2017, a decrease of $5.8 million, from $14.3 million during the year ended December 31, 2016. The effective income tax rate was 41.6% during the year ended December 31, 2017 and 30.4% during the year ended December 31, 2016. The provision for income taxes during the year ended December 31, 2017 included (a) tax expense of $13.1 million primarily related to revaluation of deferred tax assets at 21.0% as a result of the U.S. Tax Cuts and Jobs Act enacted on December 22, 1017; and (b) a tax benefit of $8.4 million related to our election to treat the acquisition of UOL as a taxable business combination for income tax purposes in accordance with Internal Revenue Code Section 338(g) as more fully discussed in Note 13 in the consolidated financial statements. The tax provision during the year ended December 31, 2017 also includes a tax benefit due to a non-taxable insurance recovery in the amount of $6.0 million that was received in the second quarter of 2017.

Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests represents the proportionate share of net income generated by Great American Global Partners, LLC, in which we have a 50% membership interest that we do not own. The net income attributable to noncontrolling interests was $0.4 million during the year ended December 31, 2017 compared to net income attributable to noncontrolling interests of $11.2 million during the year ended December 31, 2016.

Net Income Attributable to the Company. Net income attributable to the Company for the year ended December 31, 2017 was $11.6 million, a decrease of approximately $10.0 million, from $21.5 million during the year ended December 31, 2016. The decrease in net income during the year ended December 31, 2017 as compared to the same period in 2016 was primarily due to (a) an decrease in operating income in the auction and liquidation segment of $29.9 million, (b) increase in corporate and other expenses of $10.9 million, and (c) increase in interest expense of $6.4 million, offset by (a) an increase in operating income in principal investments – United Online segment the $10.3 million, (b) an increase in operating income in the capital markets segment of $9.8 million, (c) increase in operating income of $0.8 million in the valuation and appraisal segment, (d) decrease in net income attributable to noncontrolling interests of $10.8 million, and (e) a decrease in provision for income taxes of $5.8 million.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Consolidated Statements of Income

(Dollars in thousands)

	Year Ended December 31, 2016		Year Ended December 31, 2015
	Amount	%	Amount	%
Revenues:
Services and fees	$164,235	86.3%	$101,929	90.6%
Sale of goods	26,116	13.7%	10,596	9.4%
Total revenues	190,351	100.0%	112,525	100.0%

Operating expenses:
Direct cost of services	40,857	21.5%	29,049	25.8%
Cost of goods sold	14,755	7.8%	3,072	2.7%
Selling, general and administrative expenses	82,127	43.1%	58,322	51.8%
Restructuring charge	3,887	2.0%	—	0.0%
Total operating expenses	141,626	74.4%	90,443	80.4%
Operating income	48,725	25.6%	22,082	19.6%
Other income (expense):
Interest income	318	0.2%	17	0.0%
Interest expense	(1,996)	(1.0%)	(834)	(0.7%)
Income before income taxes	47,047	24.7%	21,265	18.9%
Provision for income taxes	(14,321)	(7.5%)	(7,688)	(6.8%)
Net income	32,726	17.2%	13,577	12.1%
Net income attributable to noncontrolling interests	11,200	5.9%	1,772	1.6%
Net income attributable to B. Riley Financial, Inc.	$21,526	11.3%	$11,805	10.5%

Revenues

The table below and the discussion that follows are based on how we analyze our business.

	Year Ended December 31, 2016		Year Ended December 31, 2015		Change
	Amount	%	Amount	%	Amount	%
Revenues - Services and fees:
Capital Markets segment	$39,335	20.7%	$35,183	31.3%	$4,152	11.8%
Auction and Liquidation segment	61,891	32.5%	35,633	31.7%	26,258	73.7%
Valuation and Appraisal segment	31,749	16.7%	31,113	27.6%	636	2.0%
Principal Investments - United Online segment	31,260	16.4%	—	n/m	31,260	n/m
Subtotal	164,235	86.3%	101,929	90.6%	62,306	61.1%

Revenues - Sale of goods
Auction and Liquidation segment	25,855	13.6%	10,596	9.4%	15,259	144.0%
Principal Investments - United Online segment	261	0.1%	—	n/m	261	n/m
Subtotal	26,116	13.7%	10,596	9.4%	15,520	146.5%
Total revenues	$190,351	100.0%	$112,525	100.0%	$77,826	69.2%

n/m – not applicable or not meaningful.

Total revenues increased $77.8 million to $190.4 million during the year ended December 31, 2016 from $112.6 million during the year ended December 31, 2015. The increase in revenues during the year ended December 31, 2016 was primarily due to an increase in revenues from services and fees of $62.3 million and an increase in revenues from the sale of goods of $15.5 million. The increase in revenues from services and fees of $62.3 million in 2016 was primarily due to an increase in revenues of (a) $4.1 million in the capital markets segment, (b) $26.3 million in the auction and liquidation segment, (c) $0.6 million in the valuation and appraisal segment, and (d) $31.3 million in the principal investments – United Online segment from the acquisition of UOL on July 1, 2016. The increase in revenues from sale of goods of $15.5 million was primarily due to sale of retail goods that we acquired title to in September 2016 in connection with the retail liquidation engagement of MS Mode, a retailer of women’s apparel that operated 130 retail locations throughout the Netherlands.

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

Revenues from services and fees in the auction and liquidation segment increased $26.3 million, or 73.7%, to $61.9 million during the year ended December 31, 2016 from $35.6 million during the year ended December 31, 2015. The increase in revenues of $26.3 million was primarily due to an increase in revenues of $27.9 million from services and fees from retail liquidation engagements, offset by a decrease in revenues of $1.6 million from services and fees in our wholesale and industrial auction division. The increase in revenues from services and fees from retail liquidation engagements was primarily due to (a) revenues from the liquidation of inventory for the going-out-of-business sale of 185 Hancock Fabric stores in the United States and (b) revenues from the liquidation of inventory for the going-out-of-business sale of 63 Masters Home Improvement stores in Australia. In 2015, we only had revenues from one large retail liquidation engagement where we participated in a joint venture involving the liquidation of inventory for the going-out-of-business sale of 133 Target stores located in Canada. The decrease in revenues from services and fees in our wholesale and industrial division was primarily due to a decrease in the number of wholesale and industrial auction engagements in 2016 as compared to the same period in 2015.

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

Revenues from services and fees in the principal investments – United Online segment of $31.3 million in 2016 were the result of the acquisition of UOL on July 1, 2016. These revenues include $22.4 million in services and fees primarily from customer paid accounts related to our Internet access and related subscription services and $8.9 million in advertising revenues from Internet display advertising and search related to our email and Internet access services. Over the past several years revenues from paid subscription services have declined year over year as a result of a decline in the number of paid subscribers for our services. Management believes the decline in paid subscriber accounts is primarily attributable to the industry trends of consumers switching from dial-up Internet access to high speed Internet access such as cable and DSL. Management expects revenues in the principal investments – United Online segment to continue to decline year over year.

Sale of Goods, Cost of Goods Sold and Gross Margin

	Year Ended December 31, 2016			Year Ended December 31, 2015
		Principal			Principal
	Auction and	Investments -		Auction and	Investments -
	Liquidation	United Online		Liquidation	United Online
	Segment	Segment	Total	Segment	Segment	Total
Revenues - Sale of Goods	$25,855	$261	$26,116	$10,596	$—	$10,596
Cost of goods sold	14,502	253	14,755	3,072	—	3,072
Gross margin on services and fees	$11,353	$8	$11,361	$7,524	$—	$7,524

Gross margin percentage	43.9%	3.1%	43.5%	71.0%	n/m	71.0%

Revenues from the sale of goods increased $15.5 million, to $26.1 million during the year ended December 31, 2016 from $10.6 during the year ended December 31, 2015. Revenues from the sale of goods in 2016 was primarily due to the sale of retail goods related to the retail liquidation engagement of MS Mode in Europe where we took title to the goods and operated the MS Mode stores during the liquidation period. In the principal investments – United Online segment, revenues from the sale of goods was primarily due to the sale of mobile broadband devices that are sold in connection with the mobile broadband services we offer our customers. Revenues from the sale of goods in 2015 was primarily due to the sale of retail goods related to the retail liquidation engagement of Schoenenreus in the Netherlands where we took title to the goods and operated the Schoenenreus stores during the liquidation period. Cost of goods sold in 2016 was $14.8 million resulting in a gross margin of $11.4 million or 43.5% during the year ended December 31, 2016. Cost of goods sold in 2015 was $3.1 million resulting in a gross margin of $7.5 million or 71.0% during the year ended December 31, 2015.

Operating Expenses

Direct Costs of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the years ended December 31, 2016 and 2015 are as follows:

	Year Ended December 31, 2016				Year Ended December 31, 2015
	Auction and Liquidation Segment	Valuation and Appraisal Segment	Principal Investments - United Online Segment	Total	Auction and Liquidation Segment	Valuation and Appraisal Segment	Principal Investments - United Online Segment	Total
Revenues - Services and fees	$61,891	$31,749	$31,260		$35,633	$31,113	$—
Direct cost of services	17,787	13,983	9,087	$40,857	15,489	13,560	—	$29,049
Gross margin on services and fees	$44,104	$17,766	$22,173		$20,144	$17,553	$—

Gross margin percentage	71.3%	56.0%	70.9%		56.5%	56.4%	n/m

n/m – not applicable or not meaningful.

Total direct costs increased $11.8 million, to $40.9 million during the year ended December 31, 2016 from $29.1 million during the year ended December 31, 2015. Direct costs of services increased by (a) $2.3 million in the auction and liquidation segment, (b) $0.4 million in the valuation and appraisal segment, and (c) $9.1 million in the principal investments – United Online segment as a result of the acquisition of UOL on July 1, 2016. The increase in direct costs in the auction and liquidation segment was primarily due to costs incurred in connection with the retail liquidation of inventory from operating the MS Mode retail stores located in the Netherlands in 2016. The increase in direct costs of services in the valuation and appraisal segment was primarily due to an increase in payroll and related expenses due to an increase headcount 2016 as compared to the same period in 2015.

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

Principal Investments – United Online

Gross margin in the principal investments – United Online segment of $22.2 million or 70.9% of revenues was the result of the acquisition of UOL on July 1, 2016. Direct costs in the principal investments – United Online segment of $9.1 million includes telecommunications and data center costs, personnel and overhead-related costs associated with operating our networks and data centers, depreciation of network computers and equipment, third party advertising sales commissions, license fees, costs related to providing customer support, costs related to customer billings and processing of customer credit cards and associated bank fees.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the years ended December 31, 2016 and 2015 were comprised of the following:

Selling, General and Administrative Expenses by Segment

(Dollars in thousands)

	Year Ended December 31, 2016		Year Ended December 31, 2015		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$33,244	40.5%	$30,748	52.7%	$2,496	8.1%
Auction and Liquidation segment	14,357	17.5%	8,361	14.3%	5,996	71.7%
Valuation and Appraisal segment	8,885	10.8%	9,238	15.8%	(353)	(3.8%)
Principal Investments - United Online segment	9,492	11.5%	—	n/m	9,492	n/m
Corporate and Other segment	16,149	19.7%	9,975	17.2%	6,174	61.9%
Total selling, general & administrative expenses	$82,127	100.0%	$58,322	100.0%	$23,805	40.8%

n/m – not applicable or not meaningful.

Total selling, general and administrative expenses increased $23.8 million, or 40.8%, to $82.1 million during the year ended December 31, 2016 from $58.3 million for the year ended December 31, 2015. The increase in expenses was primarily due to an increase in selling, general and administrative expenses of (a) $2.5 million in the capital markets segment, (b) $6.0 million in the auction and liquidation segment, (c) $9.5 million in the principal investments – United Online segment as a result of the acquisition of UOL on July 1, 2016, and (d) $6.2 million in corporate and other, offset by a decrease in expenses of $0.4 million in the valuation and appraisal segment.

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

Principal Investments – United Online

Selling, general and administrative expenses in the principal investments – United Online segment of $9.5 million in 2016 were the result of the acquisition of UOL on July 1, 2016. These expenses include $2.4 million of technology and development expenses, $0.8 million of sales and marketing expenses, $3.5 million of general and administrative expenses and $2.8 million of amortization of intangibles, offset by $1.6 million from a recovery of an insurance dispute. Technology and development expenses include expenses for product development, maintenance of existing software, technology and websites. Sales and marketing expenses include expenses associated personnel and overhead-related expenses for marketing, customer service, and advertising sales personnel to acquire and retain paid subscribers. Expenses associated with generating advertising revenues include sales commissions and personnel-related expenses. General and administrative expenses consist of personnel-related expenses for management in the principal investments – United Online segment, facilities, internal customer support personnel and personnel associated with operating our corporate systems. Amortization of intangibles includes amortization expense related to customer lists, advertising relationships, tradenames and internally developed software.

Corporate and Other.

Selling, general and administrative expenses for corporate and other increased $6.2 million, or 61.9%, to $16.2 million during the year ended December 31, 2016 from $10.0 million for the year ended December 31, 2015. The increase was primarily due to (a) an increase in payroll and related expenses of $3.0, (b) an increase in accounting and professional fees of $2.0 million which includes transaction costs of $1.2 million related to acquisitions; (c) restructuring charge of $0.4 million related to combining our corporate office location with the offices of UOL, and (d) a fair value adjustment of $0.8 million in connection with the mandatorily redeemable noncontrolling interests.

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

Other Income (Expense). Other income included interest income of $0.3 million during the year ended December 31, 2016 and less than $0.1 million during the year ended December 31, 2015. Interest expense was $2.0 million during the year ended December 31, 2016 as compared to $0.8 million during the year ended December 31, 2015. The increase in interest expense during the year ended December 31, 2016 was primarily due to (a) an increase in interest expense of $0.5 million incurred from borrowings under our $100 million asset based credit facility, (b) interest expense of $0.3 million incurred on the acquisition consideration payable related to our acquisition of UOL on July 1, 2016 as a result of the Quadre Litigation and (c) interest expense of $0.4 million incurred in 2016 from the issuance of senior notes in November 2016.

Income Before Income Taxes. Income before income taxes was $47.0 million during the year ended December 31, 2016, an increase of $25.7 million, from $21.3 million during the year ended December 31, 2015. The increase in income before income taxes of $25.7 million during the year ended December 31, 2016 as compared to the same period in 2015 was primarily due to an increase in operating income of (a) $21.8 million in our auction and liquidation segment, (b) $9.2 million of income generated from our principal investments – United Online segment as a result of the acquisition of UOL on July 1, 2016, (c) $1.7 million in our capital markets segment, and (d) $0.6 million in our valuation and appraisal segment, offset by an increase in corporate overhead of $6.6 million and interest expense of $1.0 million.

Provision For Income Taxes. Provision for income taxes was $14.3 million during the year ended December 31, 2016, an increase of $6.6 million, from $7.7 million during the year ended December 31, 2015. The effective income tax rate was 30.4% during the year ended December 31, 2016 and 36.2% during the year ended December 31, 2015. The decrease in the effective income tax rate during the year ended December 31, 2016 from the same period in 2015 was primarily due to the tax differential on net income attributable to noncontrolling interests.

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

Net Income Attributable to the Company. Net income attributable to the Company for the year ended December 31, 2016 was $21.5 million, an increase of $9.7 million, from $11.8 million during the year ended December 31, 2015. The increase in net income during the year ended December 31, 2016 as compared to the same period in 2015 was primarily due to an increase in operating income in the auction and liquidation segment and operating income from the principal investment – United Online segment as a result of the acquisition of UOL on July 1, 2016 as discussed above.

Liquidity and Capital Resources

Our operations are funded through a combination of existing cash on hand, cash generated from operations, proceeds from the issuance of common stock, and borrowings under our senior notes payable, credit facility and special purposes financing arrangements. On May 10, 2016, we completed a secondary offering of 2,420,980 shares of common stock at a price to the public of $9.50 per share. The net proceeds from the offering were $22.8 million after deducting underwriting commissions and other offering expenses. On November 2, 2016, we issued $28.8 million of Senior Notes due in 2021 (the “2021 Notes”), and during the third and fourth quarter of 2017, we issued an additional $6.5 million of 2021 Notes. Interest on the 2021 Notes is payable quarterly at 7.50% commencing January 31, 2017. The 2021 Notes are unsecured and due and payable in full on October 31, 2021. In connection with the issuance of the 2021 Notes, we received net proceeds of $34.3 million (after underwriting commissions, fees and other issuance costs of $1.0 million). On May 31, 2017, we issued $60.4 million of Senior Notes due in May 2027 (the “7.50% 2027 Notes”), and during the third and fourth quarter of 2017, we issued an additional $32.1 million of the 7.50% 2027 Notes. Interest is payable quarterly at 7.50% commencing July 31, 2017. The 2027 Notes are unsecured and due and payable in full on May 31, 2027. In connection with the issuance of the 7.50% 2027 Notes, we received net proceeds of $90.8 million (after underwriting commissions, fees and other issuance costs of $1.7 million). On December 13, 2017, we issued $80.5 million of Senior Notes due in December 2027 (the “7.25% 2027 Notes”). Interest is payable quarterly at 7.25% commencing January 31, 2018. The 7.25% 2027 Notes are unsecured and due and payable in full on December 31, 2027. In connection with the issuance of the 7.25% 2027 Notes, we received net proceeds of $78.2 million (after underwriting commissions, fees and other issuance costs of $2.3 million).

During the years ended December 31, 2017 and 2016, we generated net income of $11.6 million and $21.5 million, respectively. Our cash flows and profitability are impacted by the number and size of retail liquidation and capital markets engagements performed on a quarterly and annual basis.

As of December 31, 2017, we had $132.8 million of unrestricted cash, $19.7 million of restricted cash, investments in securities and other investments of $145.4 million, and approximately $205.8 million of borrowings outstanding. The borrowings outstanding of approximately $205.8 million at December 31, 2017 included (a) $34.5 million of borrowings from the issuance of the 2021 Notes, (b) $90.9 million of borrowings from the issuance of the 7.50% 2027 Notes, (c) $78.2 million of borrowings from the issuance of the 7.25% 2027 Notes, and (d) other notes payable of $2.2 million. We believe that our current cash and cash equivalents, securities and other investments owned, funds available under our asset based credit facility, UOL line of credit and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from issuance date of the accompanying financial statements. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and execute on our business plan.

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. During the years ended December 31, 2017 and 2016, we paid cash dividends of $14.9 million and $5.3 million, respectively, on our common stock. While it is the Board’s current intention to make regular dividend payments of $0.08 per share each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

Our principal sources of liquidity to finance our business is our existing cash on hand, cash flows generated from operating activities, funds available under revolving credit facilities and special purpose financing arrangements.

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Net cash (used in) provided by:
Operating activities	$(81,790)	$80,280	$31,671
Investing activities	(33,622)	(36,872)	4,918
Financing activities	134,094	40,404	(28,050)
Effect of foreign currency on cash	2,036	(1,719)	(127)
Net increase in cash and cash equivalents	$20,718	$82,093	$8,412

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Cash used in operating activities was $81.8 million for the year ended December 31, 2017, a decrease of $162.1 million, from cash provided by operating activities of $80.3 million for the year ended December 31, 2016. Cash used in operating activities for the year ended December 31, 2017 includes net income of $11.9 million adjusted for noncash items and changes in operating assets and liabilities. The decrease in cash provided by operating activities of $162.1 million was primarily due to (a) an decrease in net income of $20.8 million to $11.9 million during the year ended December 31, 2017, from $32.7 million during the comparable year in 2016, (b) an increase in non-cash charges and other items of $36.8 million, which included recovery of key man life insurance of $(6.0) million, depreciation and amortization of $11.1 million, share based compensation $10.3 million, impairment of leasehold improvements and other of $3.6 million, income allocated and fair value adjustment for mandatorily redeemable noncontrolling interest of $10.8 million and deferred income taxes of $5.7 million, and (c) changes in operating assets and liabilities that resulted in an decrease of $130.5 million in cash flows from operations during the year ended December 31, 2017 as compared to the same year in 2016.

Cash used in investing activities was $33.6 million during the year ended December 31, 2017 compared to cash used in investing activities of $36.9 million during for the year ended December 31, 2016. During the year ended December 31, 2017, cash used in investing activities consisted of (a) cash used to purchase Wunderlich and United Online in the amounts of approximately $25.4 million and $10.4 million, respectively, (b) an increase in restricted cash of $15.8 million, (c) cash use of $2.1 million for the acquisition of other businesses, (d) cash use of $1.7 million for an equity investment, and (e) cash use of $0.8 million for purchases of property and equipment, offset by (a) cash acquired from the acquisition of FBR of $15.7 million, (b) proceeds from key man life insurance of $6.0 million, and (c) proceeds from sale of property, equipment and other intangibles of $0.8 million During the year ended December 31, 2016, cash used in investing activities was primarily comprised of (a) cash used to purchase UOL in the amount of $33.4 million, (b) an increase in restricted cash of $2.8 million, and (c) $0.7 million of cash used to purchase property and equipment.

Cash provided by financing activities was $134.1 million during the year ended December 31, 2017 compared to $40.4 million during the year ended December 31, 2016. During the year ended December 31, 2017, cash provided by financing activities primarily consisted of (a) $66.0 million proceeds from asset based credit facility and (b) $179.5 million proceeds from issuance of senior notes, offset by (a) $66.0 million used to repay the asset based credit facility, (b) $16.8 million used to pay cash dividends, (c) $8.3 million used to repay other notes payable in connection with the acquisition of Wunderlich, (d) $11.3 million distributions to noncontrolling interests, (e) $4.3 million used for debt issuance costs, (f) $1.3 million used for the payment of contingent consideration, and (g) $3.5 million used for the payment of employment taxes on vesting of restricted stock. During the year ended December 31, 2016, cash provided by financing activities primarily consisted of (a) $22.8 of net proceeds from our secondary offering of common stock in May 2016 and (b) $27.7 million of net proceeds from the issuance of our Senior Notes in November 2016, offset by cash used in financing activities of (a) $5.3 million of dividends paid on our common stock, (b) $2.0 million of distributions to noncontrolling interests, (c) $1.2 million of cash used to pay employment taxes on the vesting of restricted stock, and (d) $1.6 million of cash used for the repayment of amounts outstanding under our revolving credit facilities and contingent consideration payable

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Cash provided by operating activities was $80.3 million for the year ended December 31, 2016, an increase of $48.6 million, from cash provided by operating activities of $31.7 million for the year ended December 31, 2015. Cash provided by operating activities for the year ended December 31, 2016 includes net income of $32.7 million adjusted for noncash items and changes in operating assets and liabilities. The increase in cash provided by operating activities of $80.3 million was primarily due to (a) an increase in net income of $9.7 million to $21.5 million during the year ended December 31, 2016, from $11.8 million during the comparable period in 2015, (b) an increase in non-cash charges and other items of $15.6 million which included depreciation and amortization of $4.3 million, share based compensation $2.8 million and deferred income taxes of $3.5 million, and (c) changes in operating assets and liabilities that resulted in an increase of $32.0 million in cash flows from operations during the year ended December 31, 2016 as compared to the same period in 2015.

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

Cash provided by financing activities was $40.4 million during the year ended December 31, 2016 compared to cash used by financing activities of $28.1 million during the year ended December 31, 2015. During the year ended December 31, 2016, cash provided by financing activities primarily consisted of (a) $22.8 of net proceeds from our secondary offering of common stock in May 2016 and (b) $27.7 million of net proceeds from the issuance of our Senior Notes in November 2016, offset by cash used in financing activities of (a) $5.3 million of dividends paid on our common stock, (b) $2.0 million of distributions to noncontrolling interests, (c) $1.2 million of cash used to pay employment taxes on the vesting of restricted stock, and (d) $1.6 million of cash used for the repayment of amounts outstanding under our revolving credit facilities and contingent consideration payable.

Contingent Consideration.

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

Credit Agreements

On April 21, 2017, we amended the credit agreement (as amended, the “Credit Agreement”) governing our asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) to increase the maximum borrowing limit from $100.0 million to $200.0 million. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. The Credit Agreement continues to allow for borrowings under the separate credit agreement (a “UK Credit Agreement”) which was dated March 19, 2015 with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom with borrowings up to 50.0 million British Pounds. Any borrowing on the UK Credit Agreement reduce the availability of the asset based $200.0 million credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. The Credit Agreement continues to include the addition of our Canadian subsidiary, from the October 5, 2016 amendment to the Credit Agreement, to facilitate borrowings to fund retail liquidation transactions in Canada. From time to time, we utilize this credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. Subject to certain limitations and offsets, we are permitted to borrow up to $200.0 million under the credit facility, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect). Borrowings under the credit facility are only made at the discretion of the lender and are generally required to be repaid within 180 days. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related credit agreement. We typically seek borrowings on an engagement-by- engagement basis. The credit agreement governing the credit facility contains certain covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. At December 31, 2017, there was $18,505 of letters of credits outstanding under the credit facility. There were no borrowings or letters of credit outstanding at December 31, 2016.

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

UOL paid a commitment fee equal to 1.00% of the aggregate commitments upon the closing of the UOL Credit Agreement. The UOL Credit Agreement also provides for an unused line fee payable quarterly, in arrears, in an amount equal to: (a) 0.50% per annum times the amount of the unused revolving commitment that is less than or equal to the amount of the cash maintained in accounts with the agent (as depositary bank); plus (b) 1.00% per annum times the amount of the unused revolving commitment that is greater than the amount of the cash maintained in accounts with the agent (as depositary bank). Any amounts outstanding under the UOL Credit Facility are due at maturity. At December 31, 2017, there were no borrowings or letters of credits outstanding under this credit facility.

Senior Note Offerings

On November 2, 2016, we issued $28.8 million of Senior Notes (the “2021 Notes”), and during the third and fourth quarter of 2017, we issued an additional $6.5 million of the 2021 Notes. Interest is payable quarterly at 7.50% commencing January 31, 2017. The 2021 Notes are unsecured and due and payable in full on October 31, 2021. In connection with the issuance of the 2021 Notes, we received net proceeds of $34.3 million (after underwriting commissions, fees and other issuance costs of $1.0 million). The outstanding balance of the 2021 Notes was $34.5 million (net of unamortized debt issue costs and premiums of $0.8 million) at December 31, 2017. In connection with the offering of 2021 Notes, certain members of our management and the Board of Directors purchased $2.7 million or 9.5% of the 2021 Notes offered by us.

On May 31, 2017, we issued $60.4 million of Senior Notes (the “7.50% 2027 Notes”), and during the third and fourth quarter of 2017 we issued an additional $32.1 million of the 7.50% 2027 Notes. Interest is payable quarterly at 7.50% commencing July 31, 2017. The 7.50% 2027 Notes are unsecured and due and payable in full on May 31, 2027. In connection with the issuance of the 7.50% 2027 Notes, we received net proceeds of $90.8 million (after underwriting commissions, fees and other issuance costs of $1.7 million). The outstanding balance of the 7.50% 2027 Notes was $90.9 million (net of unamortized debt issue costs of $1.6 million) at December 31, 2017.

On December 13, 2017, we issued $80.5 million of Senior Notes (the “7.25% 2027 Notes”). Interest is payable quarterly at 7.25% commencing January 31, 2018. The 7.25% 2027 Notes are unsecured and due and payable in full on December 31, 2027. In connection with the issuance of the 7.25% 2027 Notes, we received net proceeds of $78.2 million (after underwriting commissions, fees and other issuance costs of $2.3 million). The outstanding balance of the 7.25% 2027 Notes was $78.2 million (net of unamortized debt issue costs of $2.3 million) at December 31, 2017.

On December 19, 2017, we entered into the Sales Agreement and filed a prospectus supplement, pursuant to which we may sell from time to time, at our option up to an aggregate of $19.0 million of the 2021 Notes, the 7.50% 2027 Notes and the 7.25% 2027 Notes. The Notes sold pursuant to the Sales Agreement will be issued pursuant to a prospectus dated March 29, 2017, as supplemented by a prospectus supplement dated June 28, 2017, in each case filed with the Securities and Exchange Commission pursuant to our effective Registration Statement on Form S-3 (File No. 333-216763), which was declared effective by the Securities and Exchange Commission on March 29, 2017. The Notes will be issued pursuant to the Indenture, dated as of November 2, 2016, as supplemented by a First Supplemental Indenture, dated as of November 2, 2016 and the Second Supplemental Indenture, dated as of May 31, 2017, each between us and U.S. Bank, National Association, as trustee. Future sales of the 2021 Notes, the 7.50% 2027 Notes, and 7.25% 2027 Notes pursuant to the Sales Agreement will depend on a variety of factors including, but not limited to, market conditions, the trading price of the notes and our capital needs. At December 31, 2017, we have $19.0 million of 2021 Notes, 7.50% 2027 Notes or 7.25% 2027 Notes that may be sold pursuant to the Sales Agreement. There can be no assurance we will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we may deem appropriate.

Other Borrowings

In August 2016, we formed GA Retail Investments, L.P., a Delaware limited partnership, (the “Partnership”) which required us to contribute $15.4 million. The Partnership borrowed $80.0 million Australian dollars from a third party investor in connection with its formation and the $80.0 million Australian dollars was exchanged for a 50% special limited partnership interest in the Partnership. The Partnership was formed to provide funding for the retail liquidation engagement we entered into to liquidate the Masters Home Improvement stores. The $80.0 million Australian dollar participating note payable was non-interest bearing, shares in 50% of the all of the profits and losses of the Partnership and the principal amount was repaid in December 2016 upon the completion of the going-out-of-business sale of Masters Home Improvement stores as defined in the partnership agreement. At December 31, 2017 and December 31, 2016, $1.3 million and $10.0 million, respectively, was payable in accordance with the participating note payable share of profits and is included net income attributable to noncontrolling interests and amounts Due to partners in the consolidated financial statements.

Other notes payable include notes payable to a clearing organization for one of the Company’s broker dealers. The notes payable accrue interest at rates ranging from the prime rate plus 0.25% to 2.0% (4.75% to 6.50% at December 31, 2017) payable annually. The principal payments on the notes payable are due annually in the amount of $0.4 million on January 31, $0.2 million on September 30, and $0.1 million on October 31. The notes payable mature at various dates from September 30, 2018 through January 31, 2022. At December 31, 2017, the outstanding balance for the notes payable were $2.2 million.

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

Dividends

On May 4, 2015, our Board of Directors approved a dividend of $0.06 per share, which was paid on or about June 12, 2015 to stockholders of record on May 22, 2015. On August 10, 2015, our Board of Directors approved a dividend of $0.20 per share, which was paid on or about September 10, 2015 to stockholders of record on August 25, 2015. On November 9, 2015, our Board of Directors approved a dividend of $0.06 per share, which was paid on or about December 9, 2015 to stockholders of record on November 24, 2015. On August 4, 2016, our Board of Directors approved a dividend of $0.03 per share, which was paid on or about September 8, 2016 to stockholders of record on August 22, 2016. On November 13, 2016, our Board of Directors approved a regular dividend of $0.08 per share and a special dividend of $0.17 per share, which was paid on or about December 14, 2016 to stockholders of record on November 29, 2016. On February 20, 2017, our Board of Directors approved a regular quarterly dividend of $0.08 per share and a special dividend of $0.18 per share, which were paid on or about March 13, 2017 to stockholders of record on March 6, 2017. On May 10, 2017, our Board of Directors approved a regular quarterly dividend of $0.08 per share and a special dividend of $0.08 per share, which were paid on or about May 31, 2017 to stockholders of record on May 23, 2017. On August 7, 2017, our Board of Directors approved a regular quarterly dividend of $0.08 per share and a special dividend of $0.05 per share, which were paid on or about August 29, 2017 to stockholders of record on August 21, 2017. On November 8, 2017, our Board of Directors approved a regular quarterly dividend of $0.08 per share and a special dividend of $0.04 per share, which were paid on or about November 30, 2017 to stockholders of record on November 22, 2017. On March 7, 2018, our Board of Directors approved a regular quarterly dividend of $0.08 per share and a special dividend of $0.08 per share, which will be paid on or about April 3, 2018 to stockholders of record on March 20, 2018. While it is the Board’s current intention to make regular dividend payments of $0.08 per share each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

Contractual Obligations

The following table sets forth aggregate information about our contractual obligations as of December 31, 2017 and the periods in which payments are due:

	Payments due by period
	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 years
	(Dollars in thousands)
Contractual Obligations
Operating lease obligations	$57,103	13,496	16,624	10,613	16,370
Notes payable	2,548	805	972	771	—
Senior notes payable, including interest	342,026	15,415	30,831	62,985	232,795
Total	$401,677	$29,716	$48,427	$74,369	$249,165

We anticipate that cash generated from operations and existing borrowing arrangements under our credit facility to fund costs and expenses incurred in connection with liquidation engagements should be sufficient to meet our cash requirements for at least the next twelve months. However, our future capital requirements will depend on many factors, including the success of our businesses in generating cash from operations, continued compliance with financial covenants contained in our credit facility, the timing of principal payments on our long-term debt, the completion of our acquisition of magicJack and the capital markets in general, among other factors.

Critical Accounting Policies

Our financial statements and the notes thereto contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, management’s estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if:

●	it requires assumptions to be made that were uncertain at the time the estimate was made; and

●	changes in the estimate, or the use of different estimating methods that could have been selected, could have a material impact on results of operations or financial condition.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for certain items such as valuation of securities, reserves for accounts receivable, the carrying value of intangible assets and goodwill, the fair value of mandatorily redeemable noncontrolling interests and accounting for income tax valuation allowances. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

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

When testing goodwill for impairment, we may assess qualitative factors for some or all of our reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, we may bypass this qualitative assessment for some or all of our reporting units and perform a detailed quantitative test of impairment (step 1). If we perform the detailed qualitative impairment test and the carrying amount of the reporting unit exceeds its fair value, we would perform an analysis (step 2) to measure such impairment. In 2017, we performed a qualitative assessment of the recoverability of our goodwill balances for each of our reporting units in performing our annual impairment test and concluded that the fair values of each of our reporting units exceeded their carrying values and no impairments were identified.

In accordance with the Codification, the Company reviews the carrying value of its intangibles, which is comprised of tradenames and customer lists, and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. No impairment was deemed to exist as of December 31, 2017.

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

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, provides an exemption from U.S. federal tax for dividends received from foreign subsidiaries, and creates new taxes on certain foreign sourced earnings. As of the completion of these financial statements and related disclosures, we have not completed our accounting for the tax effects of the Tax Act; however, as described below, we have made a reasonable estimate of such effects and recorded a provisional tax expense of $13.1 million, which is included as a component of income tax expense in the fourth quarter of 2017. This provisional tax expense incorporates assumptions made based upon the Company’s current interpretation of the Tax Act, and may change as we receive additional clarification and implementation guidance and as the interpretation of the Tax Act evolves. In accordance with SEC Staff Accounting Bulletin No. 118, the Company will finalize the accounting for the effects of the Tax Act no later than the fourth quarter of 2018. Future adjustments made to the provisional effects will be reported as a component of income tax expense from continuing operations in the reporting period in which any such adjustments are determined. See Note 13 for additional information.

New Accounting Standards

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02: Leases (Topic 842) (“ASU 2016-02"). The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 will be effective for the Company in fiscal year 2019, but early application is permitted. The Company is currently evaluating the impact of this update on the consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which has subsequently been amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2017-13. These ASUs outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. In July 2015, the FASB deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. Early adoption will be permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. A full retrospective or modified retrospective approach is required. In addition, the new guidance will require enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition.

The Company has elected to apply the modified retrospective method and the impact was determined to be immaterial on the consolidated financial statements. Accordingly, the new revenue standard will be applied prospectively in our consolidated financial statements from January 1, 2018 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods.

The Company has performed an analysis and identified its revenues and costs that are within the scope of the new guidance. The Company anticipates that its current methods of recognizing revenues will not be significantly impacted by the new guidance. In addition, there may be certain situations where advisory fees are deferred and not recognized, dependent upon performance obligations and other situations that will result in the acceleration of the recognition of revenue on retail liquidation engagements that contain performance-based arrangements if certain predefined outcomes occur. The scope of the accounting update does not apply to revenue associated with financial instruments, and as a result, will not have an impact on the elements of our consolidated statements of operations most closely associated with our secured lending business and proprietary trading income which includes interest income, proprietary trading income and interest expense. The adoption of the accounting update will not have a material impact on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. This standard simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The revised guidance will be applied prospectively, and is effective for calendar year-end SEC filers for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has not yet adopted this update and is currently evaluating the effect this new standard will have on its financial condition and results of operations.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income that provides for the reclassification from accumulated other comprehensive income to retained earnings for stranded effects resulting from the Tax Cuts and Jobs Act of 2017. The accounting update is effective for the fiscal year beginning after December 15, 2018 and early adoption is permitted. The accounting update should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act of 2017 is recognized. We are currently evaluating the impact of the accounting update, but the adoption is not expected to have a material impact on our consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

B. Riley’s primary exposure to market risk consists of risk related to changes in interest rates. B. Riley has not used derivative financial instruments for speculation or trading purposes.

Interest Rate Risk

Our primary exposure to market risk consists of risk related to changes in interest rates. We utilize borrowings under our senior notes payable and credit facilities to fund costs and expenses incurred in connection with our acquisitions and retail liquidation engagements. Borrowings under our senior notes payable are at fixed interest rates and borrowings under our credit facilities bear interest at a floating rate of interest. In our portfolio of securities owned we invest in loans receivable that primarily bear interest at a floating rate of interest.

The primary objective of our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income we receive from investments without significantly increasing risk. To achieve these objectives, our investments allow us to maintain a portfolio of cash equivalents, short-term investments through a variety of securities owned that primarily includes common stocks, loans receivable and investments in partnership interests. Our cash and cash equivalents through December 31, 2017 included amounts in bank checking and liquid money market accounts. We may be exposed to interest rate risk through trading activities in convertible and fixed income securities as well as U.S. Treasury securities, however, based on our daily monitoring of this risk, we believe we currently have limited exposure to interest rate risk in these activities.

Foreign Currency Risk

The majority of our operating activities are conducted in U.S. dollars. Revenues generated from our foreign subsidiaries totaled $3.0 million for the year ended December 31, 2017 or less than 1% or our total revenues of $322.2 million during the year ended December 31, 2017. The financial statements of our foreign subsidiaries are translated into U.S. dollars at fiscal year-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (loss). Transaction losses, which were included in our consolidated statements of income, amounted to a loss of approximately $0.8 million, $0.8 million and $0.3 million during the years ended December 31, 2017, 2016 and 2015, respectively. We may be exposed to foreign currency risk; however, our operating results during the year ended December 31, 2017 included $3.0 million of revenues from our foreign subsidiaries and a 10% appreciation of the U.S. dollar relative to the local currency exchange rates would result in a $0.3 million increase in our operating income and a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net decrease in our operating income of approximately $0.3 million for the year ended December 31, 2017.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is submitted as a separate section beginning on page F-1 of this Annual Report on Form 10-K (the “Financial Statement Schedules”).

Item 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING DISCLOSURES

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2017 our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

On July 3, 2017, we completed the acquisition of Wunderlich and on June 1, 2017, we completed the acquisition of FBR. We are in the process of integrating Wunderlich and FBR and will be conducting an evaluation of internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002. Excluding the Wunderlich and FBR acquisitions, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter to which this report relates that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Management has excluded from its assessment of internal control over financial reporting at December 31, 2017 the internal control over financial reporting of Wunderlich and FBR and their subsidiaries, which we acquired in purchase business combinations on July 3, 2017 and June 1, 2017 respectively. Wunderlich’s total assets and total revenues represent 6.5% and 12.9%, respectively, of our related consolidated financial statement amounts as of and for the year ended December 31, 2017. FBR’s total assets and total revenues represent 68.7% and 26.4%, respectively, of our related consolidated financial statement amounts as of and for the year ended December 31, 2017.

Our independent registered public accounting firm, Marcum LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2017, as stated in their report which is included in the Financial Statement Schedules of this Annual Report on Form 10-K.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2018 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2017.

Item 11. EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2018 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2017.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2018 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2017.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANACTIONS AND DIRECTOR INDEPENDENCE

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2018 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2017.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2018 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2017.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements. The Company’s Consolidated Financial Statements as of December 31, 2017 and 2016 and for each of the three years in the year ended December 31, 2017 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements and the effectiveness of internal control over financial reporting of the Company are hereby filed as part of this report, beginning on page F-1.

2.	Financial Statement Schedules.

Financial Statement Schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included in the consolidated financial statements or the notes thereto.

(b)	Exhibits and Index to Exhibits, below.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

2.1+	Acquisition Agreement, dated May 19, 2014, by and among the registrant, Darwin Merger Sub I, Inc., B. Riley Capital Markets, LLC, B. Riley and Co. Inc., B. Riley & Co. Holding, LLC, Riley Investment Management LLC, and Bryant Riley.	8-K	2.1	5/19/2014

2.2+	Agreement and Plan of Merger, dated as of May 4, 2016, by and among the registrant, Unify Merger Sub, Inc., and United Online, Inc.	8-K	2.1	5/6/2016

2.3+	Amended and Restated Agreement and Plan of Merger, dated as of March 15, 2017, and effective as of February 17, 2017, by and among FBR & Co., the registrant and BRC Merger Sub, LLC.	S-4/A (File No. 333-216763)	Appendix A	5/1/2017

2.4+	Merger Agreement, dated as of May 17, 2017, by and among the registrant, Foxhound Merger Sub, Inc., Wunderlich Investment Company, Inc. and the Stockholder Representative.	8-K	2.1	5/18/2017

2.5+	Agreement and Plan of Merger, dated as of November 9, 2017, by and among the registrant, B. R. Acquisition Ltd. and magicJack VocalTec Ltd.	8-K	2.1	11/9/2017

3.1	Amended and Restated Certificate of Incorporation, dated as of August 17, 2015.	8-K	3.1	8/18/2015

3.2	Amended and Restated Bylaws, dated as of November 6, 2014.	10-Q	3.6	11/6/2014

4.1	Form of common stock certificate.	10-K	4.1	3/30/2015

4.2	Base Indenture, dated as of November 2, 2016, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	11/2/2016

4.3	First Supplemental Indenture, dated as of November 2, 2016, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.2	11/2/2016

4.4	Form of 7.50% Senior Note due 2021.	8-K	4.2	11/2/2016

4.5	Second Supplemental Indenture, dated as of May 31, 2017, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	5/31/2017

4.6	Form of 7.50% Senior Note due 2027.	8-K	4.1	5/31/2017

4.7	Third Supplemental Indenture, dated as of December 13, 2017, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	12/13/2017

4.8	Form of 7.25% Senior Note due 2027.	8-K	4.1	12/13/2017

10.1	Security Agreement, dated as of October 21, 2008, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association (Successor to Wells Fargo Retail Finance, LLC).	10-Q	10.8	8/31/2009

10.2	Escrow Agreement, dated as of July 31, 2009, by and among Alternative Asset Management Acquisition Corp., the registrant, Andrew Gumaer, as the Member Representative, and Continental Stock Transfer & Trust Company.	8-K	10.6	8/6/2009

10.3#	Form of Director and Officer Indemnification Agreement.	8-K	10.11	8/6/2009

10.4	Loan and Security Agreement (Accounts Receivable & Inventory Line of Credit), dated as of May 17, 2011, by and between BFI Business Finance and Great American Group Advisory & Valuation Services, LLC.	8-K	10.1	5/26/2011

10.5	Second Amended and Restated Credit Agreement, dated as of July 15, 2013, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association.	8-K	10.1	7/19/2013

10.6	Third Amended and Restated Guaranty, dated as of July 15, 2013, by and between the registrant and Great American Group, LLC, in favor of Wells Fargo Bank, National Association.	8-K	10.2	7/19/2013

10.7	Uncommitted Liquidation Finance Agreement, dated as of March 19, 2014, by and among GA Asset Advisors Limited, each special purpose vehicle affiliated to GA Asset Advisors Limited which accedes to such agreement, and Burdale Financial Limited.	8-K	10.1	3/25/2014
10.8	Master Guarantee and Indemnity, dated as of March 19, 2014, by and among GA Asset Advisors Limited, the registrant, Great American Group, LLC, Great American Group WF, LLC, Burdale Financial Limited and Wells Fargo Bank, National Association.	8-K	10.2	3/25/2014

10.9#	Employment Agreement, dated as of May 19, 2014, by and between the registrant and Bryant Riley.	8-K	10.5	5/19/2014

10.10#	Amended and Restated Employment Agreement, dated as of May 19, 2014, by and between the registrant and Andrew Gumaer.	8-K	10.6	5/19/2014

10.11	Form of Registration Rights Agreement.	8-K	10.2	5/19/2014

10.12	First Amendment to Credit Agreement and Limited Consent and Waiver, dated as of May 28, 2014, by and among Wells Fargo Bank, National Association, Great American Group WF, LLC, Great American Group, Inc. and Great American Group, LLC.	10-Q	10.8	8/14/2014

10.13	Subordinated Unsecured Promissory Note, dated March 10, 2015, issued by the registrant to Riley Investment Partners, L.P.	10-Q	10.5	5/7/2015

10.14	Third Amendment to Credit Agreement, dated as of February 5, 2015, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association.	10-Q	10.7	5/7/2015

10.15	Fourth Amendment to Credit Agreement, dated as of February 19, 2015, by and between Great American Group WF, LLC, GA Retail, Inc. and Wells Fargo Bank, National Association.	10-Q	10.8	5/7/2015

10.16#	Amended and Restated 2009 Stock Incentive Plan.	10-Q	10.1	8/11/2015

10.17#	Amended and Restated 2009 Stock Incentive Plan – Form of Restricted Stock Unit Agreement.	10-Q	10.2	8/11/2015

10.18#	Amended and Restated 2009 Stock Incentive Plan – Stock Bonus Program and Form of Stock Bonus Award Agreement.	10-Q	10.3	8/11/2015

10.19#	Employment Agreement, dated as of April 13, 2015, by and between the registrant and Alan N. Forman.	10-Q	10.4	8/11/2015

10.20#	B. Riley Financial, Inc. Management Bonus Plan.	8-K	10.1	8/18/2015

10.21	Fifth Amendment to Credit Agreement, dated June 10, 2016, by and among Great American Group WF, LLC, GA Retail, Inc. and Wells Fargo Bank, National Association.	10-Q	10.1	8/5/2016

10.22	Sixth Amendment and Joinder under Credit Facility among Great American Group WF, LLC and Wells Fargo Bank, National Association as Lender October 5, 2016.	10-Q	10.1	11/14/2016

10.23	Underwriting Agreement, dated as of October 27, 2016, by and among the registrant, Wunderlich Securities, Inc. and Compass Point Research & Trading LLC, as representative of the several underwriters named therein.	8-K	1.1	11/2/2016

10.24#	Employment Agreement, dated as of February 17, 2017, by and among B. Riley & Co., LLC, Richard J. Hendrix and the registrant.	8-K	10.1	6/1/2017

10.25	Credit Agreement, dated as of April 13, 2017, by and among United Online, Inc., the subsidiaries of United Online, Inc. from time to time party thereto and Banc of California, N.A.	10-Q	10.1	5/10/2017

10.26	Security and Pledge Agreement, dated as of April 13, 2017, by and among United Online, Inc., the subsidiaries of United Online, Inc. from time to time party thereto and Banc of California, N.A.	10-Q	10.2	8/8/2017

10.27	Unconditional Guaranty, dated as of April 13, 2017, by the registrant in favor of Banc of California, N.A..	10-Q	10.3	8/8/2017

10.28	Seventh Amendment to Credit Agreement, dated as of April 21, 2017, by and among Great American Group WF, LLC, GA Retail, Inc., GA Retail Canada, ULC, Wells Fargo Bank, National Association and Wells Fargo Capital Finance Corporation Canada.	8-K	10.1	4/27/2017

10.29#	Employment Agreement, dated as of May 17, 2017, by and among the registrant, Wunderlich Investment Company, Inc. and Gary K. Wunderlich, Jr.	8-K	10.2	7/5/2017

10.30	Underwriting Agreement, dated as of May 23, 2017, by and among the registrant, FBR Capital Markets & Co. and B. Riley & Co. LLC as representatives of the several underwriters named therein.	8-K	1.1	5/24/2017

10.31	At Market Issuance Sales Agreement, dated as of June 28, 2017, by and between the registrant and FBR Capital Markets & Co.	8-K	1.1	6/28/2017

10.32	Warrant Agreement, dated as of July 3, 2017, by and between the registrant and Continental Stock Transfer & Trust Company.	8-K	10.1	7/5/2017

10.33#	Registration Rights Agreement, dated as of July 3, 2017, by and among the registrant and the persons listed on the signature pages thereto.	8-K	10.4	7/5/2017

10.34	Consulting Services Agreement, dated as of July 3, 2017, by and between Richard J. Hendrix and FBR Capital Markets & Co.	10-Q	10.9	8/8/2017
10.35#	Severance Agreement and General Release, dated as of July 3, 2017, by and among the registrant, Richard J. Hendrix, FBR Capital Markets & Co. and B. Riley & Co., LLC.	10-Q	10.10	8/8/2017

10.36	Underwriting Agreement, dated as of December 6, 2017, by and among the registrant and B. Riley FBR, Inc., as representative of the several underwriters named therein.	8-K	1.1	12/6/2017

10.37	At Market Issuance Sales Agreement, dated December 18, 2017, by and between the registrant and B. Riley FBR, Inc.	8-K	1.1	12/19/2017

10.38#	Employment Agreement, dated as of January 1, 2018, by and between the registrant and Bryant R. Riley.	8-K	10.1	1/5/2018

10.39#	Employment Agreement, dated as of January 1, 2018, by and between the registrant and Thomas J. Kelleher.	8-K	10.2	1/5/2018

10.40#	Employment Agreement, dated as of January 1, 2018, by and between Great American Group, LLC. and Andrew Gumaer.	8-K	10.3	1/5/2018

10.41#	Employment Agreement, dated as of January 1, 2018, by and between the registrant and Phillip J. Ahn.	8-K	10.4	1/5/2018

10.42#*	Employment Agreement, dated as of January 1, 2018, by and between the registrant and Alan N. Forman.

10.43	Debt Conversion and Purchase and Sale Agreement, dated January 12, 2018, by and among B. Riley Financial, Inc., bebe stores, inc. and The Manny Mashouf Living Trust.	8-K	10.1	1/16/2018

12.1*	Computation of Ratios of Earnings to Fixed Charges

21.1*	Subsidiary List

23.1*	Consent of Marcum LLP

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Securities and Exchange Commission upon request.
#	Management contract or compensatory plan or arrangement.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B. Riley Financial, Inc.

Date: March 13, 2018	/s/ PHILLIP J. AHN
(Phillip J. Ahn, Chief Financial Officer and Chief Operating Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ BRYANT R. RILEY	Chief Executive Officer and Chairman	March 13, 2018
(Bryant R. Riley)	of the Board (Principal Executive Officer)

/s/ PHILLIP J. AHN	Chief Financial Officer	March 13, 2018
(Phillip J. Ahn)	Chief Operating Officer
(Principal Financial Officer)

/s/ HOWARD E. WEITZMAN	Chief Accounting Officer	March 13, 2018
(Howard E. Weitzman)	(Principal Accounting Officer)

/s/ ROBERT D’AGOSTINO	Director	March 13, 2018
(Robert D’Agostino)

/s/ ROBERT L. ANTIN	Director	March 13, 2018
(Robert L. Antin)

/s/ ANDREW GUMAER	Director	March 13, 2018
(Andrew Gumaer)

/s/ THOMAS J. KELLEHER	Director	March 13, 2018
(Thomas J. Kelleher)

/s/ MICHAEL J. SHELDON	Director	March 13, 2018
(Michael J. Sheldon)

/s/ TODD D. SIMS	Director	March 13, 2018
(Todd D. Sims)

/s/ RICHARD L. TODARO	Director	March 13, 2018
(Richard L. Todaro)

/s/ MIKEL H. WILLIAMS	Director	March 13, 2018
(Mikel H. Williams)

/s/ GARY K. WUNDERLICH, JR.	Director	March 13, 2018
(Gary K. Wunderlich, Jr.)

B. RILEY FINANCIAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

B. Riley Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of B. Riley Financial, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 13, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

We have served as the Company’s auditor since 2009.

Marcum LLP

Melville, NY
March 13, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

B. Riley Financial, Inc.

Opinion on Internal Control over Financial Reporting

We have audited B. Riley Financial, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2017 and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017 of the Company and our report dated March 13, 2018 expressed an unqualified opinion on those financial statements.

As described in “Management Annual Report on Internal Control over Financial Reporting”, management has excluded its subsidiaries, FBR & Co. (“FBR”) and Wunderlich Investment Company, Inc. (“Wunderlich”), from its assessment of internal control over financial reporting as of December 31, 2017 because these entities were acquired by the Company in purchase business combinations during 2017. We have also excluded FBR and Wunderlich from our audit of internal control over financial reporting. These subsidiaries’ combined total assets and total revenues represent approximately 75.2% and 39.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

/s/ Marcum llp

Marcum llp

Melville, NY

March 13, 2018

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	December 31,	December 31,
	2017	2016
Assets
Assets
Cash and cash equivalents	$132,823	$112,105
Restricted cash	19,711	3,294
Due from clearing brokers	31,479	—
Securities and other investments owned, at fair value	145,360	16,579
Securities borrowed	807,089	—
Accounts receivable, net	20,015	18,989
Due from related parties	5,689	3,009
Advances against customer contracts	5,208	427
Prepaid expenses and other assets	22,605	5,742
Property and equipment, net	11,977	5,785
Goodwill	98,771	48,903
Other intangible assets, net	56,948	41,166
Deferred income taxes	29,229	8,619
Total assets	$1,386,904	$264,618
Liabilities and Equity
Liabilities
Accounts payable	$2,650	$2,703
Accrued expenses and other liabilities	71,685	53,168
Deferred revenue	3,141	4,130
Due to partners	1,578	10,037
Securities sold not yet purchased	28,291	846
Securities loaned	803,371	—
Mandatorily redeemable noncontrolling interests	4,478	4,019
Acquisition consideration payable	—	10,381
Notes payable	2,243	—
Senior notes payable	203,621	27,700
Contingent consideration	—	1,242
Total liabilities	1,121,058	114,226

Commitments and contingencies
B. Riley Financial, Inc. stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 40,000,000 shares authorized; 26,569,462 and 19,140,342 issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	259,980	141,170
Retained earnings	6,582	9,887
Accumulated other comprehensive loss	(534)	(1,712)
Total B. Riley Financial, Inc. stockholders’ equity	266,030	149,347
Noncontrolling interests	(184)	1,045
Total equity	265,846	150,392
Total liabilities and equity	$1,386,904	$264,618

The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Services and fees	$304,841	$164,235	$101,929
Interest income - Securities lending	17,028	—	—
Sale of goods	307	26,116	10,596
Total revenues	322,176	190,351	112,525
Operating expenses:
Direct cost of services	55,501	40,857	29,049
Cost of goods sold	398	14,755	3,072
Selling, general and administrative expenses	213,008	82,127	58,322
Restructuring charge	12,374	3,887	—
Interest expense - Securities lending	12,051	—	—
Total operating expenses	293,332	141,626	90,443
Operating income	28,844	48,725	22,082
Other income (expense):
Interest income	420	318	17
Loss from equity investment	(437)	—	—
Interest expense	(8,382)	(1,996)	(834)
Income before income taxes	20,445	47,047	21,265
Provision for income taxes	(8,510)	(14,321)	(7,688)
Net income	11,935	32,726	13,577
Net income attributable to noncontrolling interests	379	11,200	1,772
Net income attributable to B. Riley Financial, Inc.	$11,556	$21,526	$11,805

Basic income per share	$0.50	$1.19	$0.73
Diluted income per share	$0.48	$1.17	$0.73

Cash dividends per share	$0.67	$0.28	$0.32

Weighted average basic shares outstanding	23,181,388	18,106,621	16,221,040
Weighted average diluted shares outstanding	24,290,904	18,391,852	16,265,915

The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPHREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$11,935	$32,726	$13,577
Other comprehensive income (loss):
Change in cumulative translation adjustment	1,178	(654)	(410)
Other comprehensive income (loss), net of tax	1,178	(654)	(410)
Total comprehensive income	13,113	32,072	13,167
Comprehensive income attributable to noncontrolling interests	379	11,200	1,772
Comprehensive income attributable to B. Riley Financial, Inc.	$12,734	$20,872	$11,395

The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)

							Accumulated
					Additional	Retained	Other
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Interests	Equity
Balance, January 1, 2015	—	$—	15,968,607	$2	$110,598	$(12,891)	$(648)	$18	$97,079
Issuance of common stock for acquisition of MK Capital Advisors, LLC and contingent equity consideration on February 2, 2015	—	—	333,333	—	4,657	—	—	—	4,657
Vesting of restricted stock, net of shares withheld for employer taxes	—	—	146,179	—	(499)	—	—	—	(499)
Share based payments	—	—	—	—	2,043	—	—	—	2,043
Dividends on common stock	—	—	—	—	—	(5,219)	—	—	(5,219)
Net income	—	—	—	—	—	11,805	—	1,772	13,577
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,908)	(1,908)
Foreign currency translation adjustment	—	—	—	—	—	—	(410)	—	(410)
Balance, December 31, 2015	—	$—	16,448,119	$2	$116,799	$(6,305)	$(1,058)	$(118)	$109,320
Issuance of common stock for acquisition of MK Capital, LLC - contingent equity consideration on February 2, 2016	—	—	166,667	—	—	—	—	—	—
Vesting of restricted stock, net of shares withheld for employer taxes	—	—	104,576	—	(1,156)	—	—	—	(1,156)
Offering of common stock, net of offering expenses	—	—	2,420,980	—	22,759	—	—	—	22,759
Share based payments	—	—	—	—	2,768	—	—	—	2,768
Dividends on common stock	—	—	—	—	—	(5,334)	—	—	(5,334)
Net income	—	—	—	—	—	21,526	—	1,163	22,689
Foreign currency translation adjustment	—	—	—	—	—	—	(654)	—	(654)
Balance, December 31, 2016	—	$—	19,140,342	$2	$141,170	$9,887	$(1,712)	$1,045	$150,392
Issuance of common stock for acquisition of MK Capital, LLC - contingent equity consideration on February 2, 2017	—	—	166,666	—	1,151	—	—	—	1,151
Issuance of common stock for acquisition of Dialectic general partner interests on April 13, 2017	—	—	158,484	—	1,952	—	—	—	1,952
Issuance of common stock for acquisition of FBR & Co. on June 1, 2017	—	—	4,779,354	—	73,471	—	—	—	73,471
Issuance of common stock and common stock warrants for acquisition of Wunderlich on July 3, 2017	—	—	1,974,812	—	35,381	—	—	—	35,381
Vesting of restricted stock, net of shares withheld for employer taxes	—	—	349,804	—	(3,486)	—	—	—	(3,486)
Share based payments	—	—	—	—	10,341	—	—	—	10,341
Dividends on common stock	—	—	—	—	—	(14,861)	—	—	(14,861)
Net income	—	—	—	—	—	11,556	—	(307)	11,249
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(922)	(922)
Foreign currency translation adjustment	—	—	—	—	—	—	1,178	—	1,178
Balance, December 31, 2017	—	$—	26,569,462	$2	$259,980	$6,582	$(534)	$(184)	$265,846

The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLDIATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$11,935	$32,726	$13,577
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,140	4,306	848
Provision for doubtful accounts	1,066	710	718
Share-based compensation	10,341	2,768	2,043
Recovery of key man life insurance	(6,000)	—	—
Non-cash interest and other	456	136	163
Effect of foreign currency on operations	(769)	973	(375)
Loss from equity investment	437	—	—
Deferred income taxes	5,729	3,549	6,609
Impairment of leaseholds and other, lease loss accrual and loss on disposal of fixed assets	3,602	—	40
Income allocated and fair value adjustment for mandatorily redeemable noncontrolling interests	10,799	3,032	2,207
Change in operating assets and liabilities:
Due from clearing brokers	3,359	—	—
Securities and other investments owned	(82,143)	8,964	(7,588)
Securities borrowed	47,595	—	—
Accounts receivable and advances against customer contracts	1,614	(1,847)	11,540
Goods held for sale or auction	213	37	20
Prepaid expenses and other assets	(1,719)	3,662	(1,100)
Accounts payable, accrued payroll and related expenses, accrued value added tax payable and other accrued expenses	(30,374)	23,330	3,943
Amounts due from related parties and partners	(11,826)	(2,766)	(622)
Securities sold, not yet purchased	7,678	133	(33)
Deferred revenue	(668)	884	346
Securities loaned	(64,255)	—	—
Auction and liquidation proceeds payable	—	(317)	(665)
Net cash (used in) provided by operating activities	(81,790)	80,280	31,671
Cash flows from investing activities:
Acquisition of Wunderlich, net of cash acquired $4,259	(25,478)	—	—
Cash acquired from acquisition of FBR & Co.	15,738	—	—
Acquisition of United Online, net of cash acquired $125,542 in 2016	(10,381)	(33,430)	—
Acquisition of other businesses, net of cash acquired	(2,052)	—	(2,451)
Purchases of property and equipment	(825)	(729)	(239)
Proceeds from key man life insurance	6,000	—	—
Proceeds from sale of property and equipment and intangible asset	836	96	4
Equity investment	(1,674)	—	—
(Increase) decrease in restricted cash	(15,786)	(2,809)	7,604
Net cash (used in) provided by investing activities	(33,622)	(36,872)	4,918
Cash flows from financing activities:
Repayment of revolving line of credit	—	(272)	216
Proceeds from asset based credit facility	65,987	56,255	—
Repayment of asset based credit facility	(65,987)	(56,255)	(18,506)
Proceeds of notes payable - related party	—	—	4,500
Repayment of notes payable - related party	—	—	(4,500)
Repayment of notes payable	(8,336)	—	—
Proceeds from participating note payable	—	61,400	—
Repayment of participating note payable and contingent consideration	(1,250)	(62,650)	—
Proceeds from issuance of senior notes	179,471	27,664	—
Payment of debt issuance costs	(4,289)	—	—
Proceeds from issuance of common stock	—	22,759	—
Payment of employment taxes on vesting of restricted stock	(3,486)	(1,156)	(499)
Dividends paid	(16,755)	(5,334)	(5,219)
Distribution to noncontrolling interests	(11,261)	(2,007)	(4,042)
Net cash provided by (used in) financing activities	134,094	40,404	(28,050)
Increase in cash and cash equivalents	18,682	83,812	8,539
Effect of foreign currency on cash	2,036	(1,719)	(127)
Net increase in cash and cash equivalents	20,718	82,093	8,412
Cash and cash equivalents, beginning of year	112,105	30,012	21,600
Cash and cash equivalents, end of year	$132,823	$112,105	$30,012

Supplemental disclosures:
Interest paid	$18,840	$376	$579
Taxes paid	$14,986	$685	$1,688

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of B. Riley Financial, Inc. and its wholly-owned and majority-owned subsidiaries. The consolidated financial statements also include the accounts of (a) Great American Global Partners, LLC which is controlled by the Company as a result of its ownership of a 50% member interest, appointment of two of the three executive officers and significant influence over the funding of operations, and (b) GA Retail Investments, L.P. which is controlled by the Company as a result of its ownership of a 50% partnership interest, appointment of executive officers and significant influence over the operations. All intercompany accounts and transactions have been eliminated upon consolidation. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included.

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

(b) Use of Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of American (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expense during the reporting period. Estimates are used when accounting for certain items such as valuation of securities, reserves for accounts receivable, the carrying value of intangible assets and goodwill, the fair value of mandatorily redeemable noncontrolling interests, fair value of share based arrangements, fair value of contingent consideration in business combination’s and accounting for income tax valuation allowances. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

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

Revenues in the Principal Investments - United Online segment are primarily comprised of services revenues, which are derived primarily from fees charged to pay accounts; advertising and other revenues; and products revenues, which are derived primarily from the sale of mobile broadband service devices, including the related shipping and handling fees.

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

In the normal course of business, the Company will enter into collaborative arrangements with other merchandise liquidators to collaboratively execute auction and liquidation contracts. The Company’s collaborative arrangements specifically include contractual agreements with other liquidation agents in which the Company and such other liquidation agents actively participate in the performance of the liquidation services and are exposed to the risks and rewards of the liquidation engagement. The Company’s participation in collaborative arrangements including its rights and obligations under each collaborative arrangement can vary. Revenues from collaborative arrangements are recorded net based on the proceeds received from the liquidation engagement. Amounts paid to participants in the collaborative arrangements are reported separately as direct costs of revenues. Revenue from collaborative arrangements in which the Company is not the majority participant is recorded net based on the Company’s share of proceeds received. There were no revenues and direct cost of services subject to collaborative arrangements during the year ended December 31, 2017, 2016 and 2015.

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

(g) Advertising Expense

The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $1,312, $1,456 and $519 for the years ended December 31, 2017, 2016 and 2015, respectively. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying consolidated statements of income.

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

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, provides an exemption from U.S. federal tax for dividends received from foreign subsidiaries, and creates new taxes on certain foreign sourced earnings. As of the completion of these financial statements and related disclosures, we have not completed our accounting for the tax effects of the Tax Act; however, as described below, we have made a reasonable estimate of such effects and recorded a provisional tax expense of $13,052, which is included as a component of income tax expense in the fourth quarter of 2017. This provisional tax expense incorporates assumptions made based upon the Company’s current interpretation of the Tax Act, and may change as we receive additional clarification and implementation guidance and as the interpretation of the Tax Act evolves. In accordance with SEC Staff Accounting Bulletin No. 118, the Company will finalize the accounting for the effects of the Tax Act no later than the fourth quarter of 2018. Future adjustments made to the provisional effects will be reported as a component of income tax expense from continuing operations in the reporting period in which any such adjustments are determined. See Note 13 for additional information.

(j) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

(k) Restricted Cash

As of December 31, 2017, restricted cash of $19,711 included $19,197 of cash collateral related to certain retail liquidation engagements and $514 cash segregated in a special bank accounts for the benefit of customers related to our broker dealer subsidiary and collateral for one of our telecommunication suppliers. As of December 31, 2016, restricted cash of $3,294 included $1,440 of cash collateral related to a retail liquidation engagement in Australia, $1,320 of cash collateral for foreign exchange contracts and $534 cash segregated in a special bank accounts for the benefit of customers related to our broker dealer subsidiary and collateral for one of our telecommunication suppliers.

(l)       Securities Borrowed and Securities Loaned

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

The Company accounts for securities lending transactions in accordance with Accounting Standards Codification (“ASC”) “Topic 210: Balance Sheet,” which requires companies to report disclosures of offsetting assets and liabilities. The Company does not net securities borrowed and securities loaned and these items are presented on a gross basis in the condensed consolidated balance sheets.

(m)       Due from/to Brokers, Dealers, and Clearing Organizations

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

(n) Accounts Receivable

Accounts receivable represents amounts due from the Company’s auction and liquidation, valuation and appraisal, capital markets and principal investments - United Online customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company’s bad debt expense totaled $1,066, $710 and $718 for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are included as a component of selling, general and administrative expenses in the accompanying consolidated statement of operations.

(o) Advances Against Customer Contracts

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

(q) Securities Owned and Securities Sold Not Yet Purchased

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

As of December 31, 2017 and 2016, the Company’s securities owned and securities sold not yet purchased at fair value consisted of the following:

	December 31, 2017	December 31, 2016
Securities and other investments owned:
Common stocks and warrants	$67,306	$2,084
Corporate bonds	6,539	1,025
Fixed income securities	2,329	—
Loans receivable	33,713	—
Partnership interests and other	35,473	13,470
	$145,360	$16,579

Securities sold not yet purchased:
Common stocks	$19,145	$—
Corporate bonds	1,175	846
Fixed income securities	699	—
Partnership interests and other	7,272	—
	$28,291	$846

(r) Goodwill and Other Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with the accounting guidance which requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill includes the excess of the purchase price over the fair value of net assets acquired in a business combination. ASC requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment). Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. The Company operates four reporting units, which are the same as its reporting segments described in Note 20. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

When testing goodwill for impairment, the Company may assess qualitative factors for some or all of our reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, the Company may bypass this qualitative assessment for some or all of our reporting units and perform a detailed quantitative test of impairment (step 1). If the Company performs the detailed quantitative impairment test and the carrying amount of the reporting unit exceeds its fair value, the Company would perform an analysis (step 2) to measure such impairment. Based on the Company’s qualitative assessments during 2017, the Company concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of the reporting units exceeded their carrying values and no impairments were identified.

The Company reviews the carrying value of its amortizable intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. No impairment was deemed to exist as of December 31, 2017.

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

The Company’s securities and other investments owned and securities sold and not yet purchased are comprised of common and preferred stocks and warrants, corporate bonds, loans receivable and investments in partnerships. Investments in common stocks that are based on quoted prices in active markets are included in Level 1 of the fair value hierarchy. The Company also holds nonpublic common and preferred stocks and warrants for which there is little or no public market and fair value is determined by management on a consistent basis. For investments where little or no public market exists, management’s determination of fair value is based on the best available information which may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration various factors including earnings history, financial condition, recent sales prices of the issuer’s securities and liquidity risks. These investments are included in Level 3 of the fair value hierarchy. Investments in partnership interests include investments in private equity partnerships that primarily invest in equity securities, bonds, and direct lending funds. The Company’s partnership interests are valued based on the Company’s proportionate share of the net assets of the partnership which is derived from the most recent statements received from the general partner which are included in Level 2 of the fair value hierarchy. The Company also invests in certain proprietary investment funds that are valued at net asset value (“NAV”) determined by the fund administrator. The underlying securities held by these investment companies are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. As a practical expedient, the Company relies on the NAV of these investments as their fair value. The NAVs that have been provided by the fund administrators are derived from the fair values of the underlying investments as of the reporting date. In accordance with ASC “Topic 820: Fair Value Measurements,” these investment funds are not categorized within the fair value hierarchy.

The fair value of mandatorily redeemable noncontrolling interests is determined based on the issuance of similar interests for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports and internal valuation models.

The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2017 and 2016.

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2017, Using
	Fair value at December 31, 2017	Quoted prices active markets identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities and other investments owned:
Common stocks and warrants	$67,306	$38,960	$—	$28,346
Corporate bonds	6,539	—	6,539	—
Fixed income securities	2,329	—	2,329	—
Loans receivable	33,713	—	—	33,713
Partnership interests and other	31,883	686	5,093	26,104
Total assets measured at fair value	$141,770	$39,646	$13,961	$88,163

Liabilities:
Securities sold not yet purchased:
Common stocks	$19,145	$19,145	$—	$—
Corporate bonds	1,175	—	1,175
Fixed income securities	699	—	699	—
Partnership interests and other	7,272	7,272	—	—
Total securities sold not yet purchased	28,291	26,417	1,874	—

Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,478	—	—	4,478
Total liabilities measured at fair value	$32,769	$26,417	$1,874	$4,478

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2016, Using
	Fair value at December 31, 2016	Quoted prices active markets identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities and other investments owned:
Common stocks	$2,084	$1,785	$—	$299
Corporate bonds	1,025	—	865	160
Partnership interests	13,470	—	44	13,426
Total assets measured at fair value	$16,579	$1,785	$909	$13,885

Liabilities:
Securities sold not yet purchased:
Corporate bonds	$846	$—	$846	$—

Mandatorily redeemable noncontrolling interests issued after November 5, 2003	3,214	—	—	3,214

Contingent consideration	1,242	—	—	1,242
Total liabilities measured at fair value	$5,302	$—	$846	$4,456

As of December 31, 2017, securities and other investments owned included $3,590 of investment funds valued at NAV per share as a practical expedient. As such, total securities and other investments owned of $145,360 in the consolidated balance sheets at December 31, 2017 included investments in investment funds of $3,590 and securities and other investments owned in the amount of $141,770 as outlined in the fair value table above.

As of December 31, 2017 and December 31, 2016, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $88,163 and $13,885, respectively, or 6.4% and 5.2%, respectively, of the Company’s total assets. In determining the fair value for these Level 3 financial assets, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity.

The changes in Level 3 fair value hierarchy during the year ended December 31, 2017 and 2016 is as follows:

	Level 3	Level 3 Changes During the Year
	Balance at Beginning of Year	Fair Value Adjustments	Relating to Undistribute Earnings	Purchases, Sales and Settlements	Transfer in and/or out of Level 3	Level 3 Balance at End of Year
Year Ended December 31, 2017
Common stocks and warrants	$299	$3,028	$3,419	$21,600	$—	$28,346
Corporate bonds	160	—	—	—	(160)	—
Loans receivable	—	1,447	—	32,266	—	33,713
Partnership interests and other	13,426	3,465	—	9,213	—	26,104
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	3,214	9,000	(8,542)	—	806	4,478
Contingent consideration	1,242	8	—	(1,250)	—	—

Year Ended December 31, 2016
Common stocks	$290	$—	$—	$9	$—	$299
Corporate bonds	—	—	—	160	—	160
Partnership interests	1,766	2,294	1,366	8,000	—	13,426
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	2,330	800	84	—	—	3,214
Contingent consideration	2,391	101	—	(1,250)	—	1,242

The fair value adjustment for contingent consideration of $8 and $101 represents imputed interest for the years ended December 31, 2017 and 2016, respectively. The Company had a triggering event in 2017 for the mandatorily redeemable noncontrolling interests that resulted in a fair value adjustment of $7,850 of the total fair value adjustment of $9,000 for the year ended December 31, 2017. In connection with this event, the Company received proceeds of $6,000 from key man life insurance. These amounts have been recorded in the consolidated statements of income in Selling, general and administrative expenses in the corporate segment. The amount reported in the table above also for the years ended December 31, 2017 and 2016 includes the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis.

The carrying amounts reported in the consolidated financial statements for cash, restricted cash, accounts receivable, accounts payable, accrued payroll and related, accrued value added tax, income taxes payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturity of these instruments.

The carrying amount of the senior notes payable approximates fair value because the contractual interest rates or effective yields of such instruments are consistent with current market rates of interest for instruments of comparable credit risk.

During the years ended December 31, 2017, 2016 and 2015, there were no assets or liabilities measured at fair value on a non-recurring basis.

(t) Derivative and Foreign Currency Translation

The Company periodically uses derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain auction and liquidation engagements with operations outside the United States. During the year ended December 31, 2017, the Company’s use of derivative consisted of the purchase of forward exchange contracts (a) in the amount of $8,000 Australian dollars that was settled on March 31, 2017; (b) in the amount of $27,100 Canadian dollars, of which $20,703 remained open at December 31, 2017 and will settle in 2018, and (b) $1,500 Euro’s that will settle in 2018. During the year ended December 31, 2016, the Company’s use of derivatives consisted of the purchase of forward exchange contracts (a) in the amount of $10,200 Canadian dollars that was settled at various periods prior to August 31, 2016, (b) 5,600 Euro’s that was settled on December 30, 2016 and (c) $20,000 Australian dollars that was settled on December 30, 2016 and another $25,000 Australian dollars that was settled on January 31, 2017.

The forward exchange contract was entered into to improve the predictability of cash flows related to a retail store liquidation engagement that was completed in December 2016. The net gain from forward exchange contracts was $31 and $13 during the years ended December 31, 2017 and 2015, respectively. The net loss from forward exchange contracts was $117 during the years ended December 31, 2016. This amount is reported as a component of Selling, general and administrative expenses in the consolidated statements of income.

The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using year-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Transaction losses were $786, $848 and $271 during the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are included in selling, general and administrative expenses in our consolidated statements of income.

(u)       Common Stock Warrants

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

(v) Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02: Leases (Topic 842) (“ASU 2016-02"). The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 will be effective for the Company in fiscal year 2019, but early application is permitted. The Company is currently evaluating the impact of this update on the consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income that provides for the reclassification from accumulated other comprehensive income to retained earnings for stranded effects resulting from the Tax Cuts and Jobs Act of 2017. The accounting update is effective for the fiscal year beginning after December 15, 2018 and early adoption is permitted. The accounting update should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act of 2017 is recognized. We are currently evaluating the impact of the accounting update, but the adoption is not expected to have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which has subsequently been amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2017-13. These ASUs outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. In July 2015, the FASB deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. Early adoption will be permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. A full retrospective or modified retrospective approach is required. In addition, the new guidance will require enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition.

The Company has elected to apply the modified retrospective method and the impact was determined to be immaterial on the consolidated financial statements. Accordingly, the new revenue standard will be applied prospectively in our consolidated financial statements from January 1, 2018 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods.

The Company has performed an analysis and identified its revenues and costs that are within the scope of the new guidance. The Company anticipates that its current methods of recognizing revenues will not be significantly impacted by the new guidance. In addition, there may be certain situations where advisory fees are deferred and not recognized, dependent upon performance obligations and other situations that will result in the acceleration of the recognition of revenue on retail liquidation engagements that contain performance-based arrangements if certain predefined outcomes occur. The scope of the accounting update does not apply to revenue associated with financial instruments, and as a result, will not have an impact on the elements of our consolidated statements of operations most closely associated with our secured lending business and proprietary trading income which includes interest income, proprietary trading income and interest expense. The adoption of the accounting update will not have a material impact on the Company’s consolidated financial statements.

NOTE 3— ACQUISITIONS

Acquisition of Wunderlich Investment Company, Inc.

On May 17, 2017, the Company entered into a Merger Agreement (the “Wunderlich Merger Agreement”) with Wunderlich, a Delaware Corporation. Pursuant to the Wunderlich Merger Agreement, customary closing conditions were satisfied and the acquisition was completed on July 3, 2017. In connection with the Wunderlich acquisition on July 3, 2017, the total consideration of $65,118 paid to Wunderlich shareholders was comprised of (a) cash in the amount of $29,737; (b) 1,974,812 newly issued shares of the Company’s common stock at closing which were valued at $31,495 for accounting purposes determined based on the closing market price of the Company’s shares of common stock on the acquisition date on July 3, 2017, less a 13.0% discount for lack of marketability as the shares issued are subject to certain escrow provisions and restrictions that limit their trade or transfer; and (c) 821,816 newly issued common stock warrants with an estimated fair value of $3,886. The common stock and common stock warrants issued includes 387,365 common shares and 167,352 common stock warrants that are held in escrow and subject to forfeiture to indemnify the Company for certain representations and warranties in connection with the acquisition. The Company believes that the acquisition of Wunderlich will allow the Company to benefit from wealth management, investment banking, corporate finance, and sales and trading services provided by Wunderlich. The acquisition of Wunderlich is accounted for using the purchase method of accounting. The Company also entered into a registration rights agreement with certain shareholders of Wunderlich (the “Registration Rights Agreement”) on July 3, 2017 for the shares issued in connection with the Wunderlich Merger Agreement. The Registration Rights Agreement provides the Wunderlich shareholders with the right to notice of and, subject to certain conditions, the right to register shares of the Company’s common stock in certain future registered offerings of shares of the Company’s common stock.

The assets and liabilities of Wunderlich, both tangible and intangible, were recorded at their estimated fair values as of the July 3, 2017, acquisition date for Wunderlich. The application of the purchase method of accounting resulted in goodwill of $34,638 which represents the benefits from synergies with our existing business and acquired workforce. Acquisition related costs, such as legal, accounting, valuation and other professional fees related to the acquisition of Wunderlich, were charged against earnings in the amount of $48 and included in selling, general and administrative expenses in the consolidated statements of income for the year ended December 31, 2017. The preliminary purchase accounting for the acquisition has been accounted for as a stock purchase with all of the recognized goodwill is expected to be non-deductible for tax purposes.

The preliminary purchase price allocation was as follows:

Consideration paid by B. Riley:
Cash paid	$29,737
Fair value of 1,974,812 B. Riley common shares issued	31,495
Fair value of 821,816 B. Riley common stock warrants issued	3,886
Total consideration	$65,118

Tangible assets acquired and assumed:
Cash and cash equivalents	$4,259
Securities owned	1,413
Accounts receivable	3,193
Due from clearing broker	15,133
Prepaid expenses and other assets	10,103
Property and equipment	2,315
Deferred taxes	7,568
Accounts payable	(1,718)
Accrued payroll and related expenses	(6,387)
Accrued expenses and other liabilities	(9,773)
Securities sold, not yet purchased	(1,707)
Notes payable	(10,579)
Customer relationships	15,320
Trademarks	1,340
Goodwill	34,638
Total	$65,118

The revenue and loss of Wunderlich included in our consolidated financial statements for the period from July 3, 2017 (the date of acquisition) through December 31, 2017 were $41,491 and $2,283, respectively. The loss from Wunderlich of $2,283 includes a restructuring charge in the amount of $1,471 related primarily to severance costs and lease loss accruals for the planned consolidation of office space related to operations in the Capital Markets segment.

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

The assets and liabilities of FBR, both tangible and intangible, were recorded at their estimated fair values as of the June 1, 2017 acquisition date for FBR. The application of the purchase method of accounting resulted in goodwill of $11,336 which represents expected overhead synergies and acquired workforce. Acquisition related costs, such as legal, accounting, valuation and other professional fees related to the acquisition of FBR, were charged against earnings in the amount of approximately $1,485 and included in selling, general and administrative expenses in the consolidated statements of income for the year ended December 31, 2017. The preliminary purchase accounting for the acquisition has been accounted for as a stock purchase with all of the recognized goodwill is expected to be non-deductible for tax purposes.

The preliminary purchase price allocation was as follows:

Consideration paid by B. Riley:
Number of FBR Common Shares outstanding at June 1, 2017	7,099,511
Stock merger exchange ratio	0.671
Number of B. Riley common shares	4,763,772
Number of B. Riley common shares to be issued from acceleration of vesting for outstanding FBR stock options, restricted stock and RSU awards	67,861
Total number of B. Riley common shares to be issued	4,831,633
Closing market price of B. Riley common shares on December 31, 2016	$14.70
Total value of B. Riley common shares	71,025
Fair value of RSU’s attributable to service period prior to June 1, 2017 (a)	2,446
Total consideration	$73,471

(a)	Outstanding FBR restricted stock awards at June 1, 2017, the date of the acquisition, were adjusted in accordance with the FBR Merger Agreement with the right to receive 0.671 shares of the Company’s common stock for each outstanding FBR stock award unit. The fair value of the FBR restricted stock awards at June 1, 2017 was determined based on the closing price of the Company’s common stock of $14.70 on June 1, 2017. The fair value of the FBR restricted stock awards were apportioned as purchase consideration based on service provided to FBR as of June 1, 2017 with the remaining fair value of the FBR restricted stock awards to be recognized prospectively over the restricted stock and FBR restricted stock awards remaining vesting period.

The preliminary assets acquired and assumed was as follows:

Tangible assets acquired and assumed:
Cash and cash equivalents	$15,738
Securities owned	11,188
Securities borrowed	861,197
Accounts receivable	4,341
Due from clearing broker	29,169
Prepaid expenses and other assets	5,486
Property and equipment	8,663
Deferred taxes	17,706
Accounts payable	(1,524)
Accrued payroll and related expenses	(7,182)
Accrued expenses and other liabilities	(22,411)
Securities loaned	(867,626)
Customer relationships	5,600
Tradename and other intangibles	1,790
Goodwill	11,336
Total	$73,471

The revenue and loss of FBR included in our consolidated financial statements for the period from June 1, 2017 (the date of acquisition) through December 31, 2017 were $85,111 and $2,099, respectively. The loss from FBR of $2,099 includes transaction costs of $3,551 related to an employment agreement with the former Chief Executive Officer of FBR and restructuring charges in the amount of $9,669 related primarily to severance costs and lease loss accruals for the planned consolidation of office space related to operations in the Capital Markets segment.

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

The assets acquired from Dialectic were recorded at fair value as of April 13, 2017, the acquisition date of Dialectic. The application of the purchase method of accounting resulted in preliminary purchase allocation of $2,542 to goodwill, which represents expected overhead synergies and acquired workforce, and $110 to other intangible assets - customer relationship for total acquisition consideration of $2,652. There were no tangible assets or liabilities acquired in connection with Dialectic. Acquisition related costs, such as legal, accounting, valuation and other professional fees related to the acquisition of Dialectic, were charged against earnings in the amount of $72 and included in selling, general and administrative expenses in the consolidated statements of income for the year ended December 31, 2017. The preliminary purchase accounting for the acquisition has been accounted for as an asset purchase with all of the recognized goodwill and other intangible assets expected to be deductible for tax purposes.

The revenue and loss of Dialectic included in our consolidated statements of income for the period from April 13, 2017 (the date of acquisition) through December 31, 2017 were $909 and $793, respectively.

Acquisition of United Online, Inc.

On May 4, 2016, the Company entered into a definitive agreement and plan of merger to acquire all of the outstanding common stock of UOL, a provider of consumer Internet access and related subscription services, for $11.00 per share, or approximately $169,354 in aggregate merger consideration plus an additional $1,352 of cash consideration paid to settle the legal matter as more fully described in Note 12. The shareholders of UOL approved the acquisition on June 29, 2016 and customary closing conditions were satisfied and the acquisition was completed on July 1, 2016. The acquisition of UOL allows the Company to benefit from the expected cash flows of UOL due in part to planned synergies from the elimination of duplicate overhead functions with the Company. Acquisition related costs, such as legal, accounting, valuation and other professional fees related to the acquisition of UOL, were charged against earnings in the amount of $674 and included in selling, general and administrative expenses in the consolidated statements of income for the year ended December 31, 2017. The acquisition of UOL is accounted for using the purchase method of accounting.

The assets and liabilities of UOL, both tangible and intangible, were recorded at their estimated fair values as of the July 1, 2016 acquisition date for UOL. The application of the purchase method of accounting resulted in goodwill of $14,375 which represents expected overhead synergies and acquired workforce. The revenue and earnings of UOL included in our consolidated statements of income for the year ended December 31, 2017 were $51,743 and $19,503, respectively. The revenue and earnings of UOL included in the consolidated statements of income for the period from July 1, 2016 (the date of acquisition) through December 31, 2016 were $31,521 and $5,716, respectively.

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
$169,354

Acquisition of MK Capital

On January 2, 2015 the Company entered into a purchase agreement to acquire all of the equity interests of MK Capital Advisors, LLC (“MK Capital”), a wealth management business with operations primarily in New York. On February 2, 2015, the closing conditions were satisfied and the Company completed the purchase of MK Capital for a total purchase price of $9,386. The purchase price is comprised of a cash payment in the amount of $2,500 and 333,333 newly issued shares of the Company’s common stock at closing which were valued at $2,687 for accounting purposes determined based on the closing market price of the Company’s shares of common stock on the acquisition date on February 2, 2015, less a 19.4% discount for lack of marketability as the shares issued are subject to certain restrictions that limit their trade or transfer. The purchase agreement also requires the payment of contingent consideration in the form of future cash payments with a fair value of $2,229 and the issuance of common stock with a fair value of $1,970. The contingent cash consideration of $2,229 was recorded based on the payment of the contingent cash consideration of $1,250 on the first anniversary date of the closing (February 2, 2016) and a final cash payment of $1,250 on the second anniversary date of the closing (February 2, 2017) to the former members of MK Capital discounted at 8.0% per annum (initial discount of $271). In accordance with ASC 805, “Business Combination” (“ASC 805"), the contingent consideration liability has been classified as a liability on the acquisition date. Imputed interest expense totaled $8 and $101 for the year ended December 31, 2017 and 2016, respectively. At December 31, 2016, the balance of the contingent consideration liability was $1,242 (discount of $8 at December 31, 2016) and has been recorded as contingent consideration liability in the consolidated balance sheets.

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

	Pro Forma (Unaudited)
	Year Ended December 31,
	2017	2016
Revenues	$430,723	$464,587
Net income attributable to B. Riley Financial, Inc.	$5,672	$1,754

Basic earnings per share	$0.22	$0.07
Diluted earnings per share	$0.21	$0.07

Weighted average basic shares outstanding	26,150,502	24,972,700
Weighted average diluted shares outstanding	27,268,888	25,257,931

NOTE 4— RESTRUCTURING CHARGE

The Company recorded a restructuring charge in the amount of $12,374 during the year ended December 31, 2017. The Company implemented costs savings measures taking into account the planned synergies as a result of the acquisitions of FBR and Wunderlich, as more fully described in Note 3, which included a reduction in force for some of the corporate executives of FBR and Wunderlich and a restructuring to integrate FBR and Wunderlich’s operations with the Company’s existing operations. These initiatives resulted in a restructuring charge of $11,651 during the year ended December 31, 2017. The restructuring charges during the year ended December 31, 2017 included $2,400 related to severance and $884 related to the accelerated vesting of restricted stock awards to former corporate executives of FBR and Wunderlich and $3,241 of severance and $1,710 related to accelerated vesting of stock awards to employees and $3,416 of lease loss accruals and impairments for the planned consolidation of office space related to operations of FBR and Wunderlich. Of the $11,651 of restructuring charges related to these initiatives, $7,855 related to the Capital Markets segment and $3,796 related to corporate overhead. The restructuring charge during the year ended December 31, 2017 also included employee termination costs of $723 related to a reduction in personnel in the principal investments – United Online segment of our operations.

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

The following table summarizes the changes in accrued restructuring charge during years ended December 31, 2017 and 2016:

Accrued restructuring charge at December 31, 2015	$187
Restructuring charge	3,887
Cash paid	(3,380)
Non-cash items	—
Accrued restructuring charge at December 31, 2016	694
Restructuring charge	12,374
Cash paid	(5,957)
Non-cash items	(4,511)
Accrued restructuring charge at December 31, 2017	$2,600

The following tables summarize the restructuring activities by reportable segment during the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017				2016
	Capital Markets	Principal Investments - United Online	Corporate	Total	Capital Markets	Principal Investments - United Online	Corporate	Total
Restructuring charge:
Employee termination costs	$4,951	$723	$3,284	$8,958	$—	$3,474	$—	$3,474
Facility closure and consolidation charge	2,904	—	512	3,416	—	—	413	413
Total restructuring charge	$7,855	$723	$3,796	$12,374	$—	$3,474	$413	$3,887

NOTE 5— SECURITIES LENDING

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

The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of December 31, 2017:

				Amounts not
				offset in the
				consolidated balance
		Gross amounts	Net amounts	sheets but eligible
		offset in the	included in the	for offsetting
	Gross amounts	consolidated	consolidated	upon counterparty
	recognized	balance sheets (1)	balance sheets	default(2)	Net amounts
As of December 31, 2017
Securities borrowed	$807,089	$—	$807,089	$807,089	$—
Securities loaned	$803,371	$—	$803,371	$803,371	$—

(1)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)	Includes the amount of cash collateral held/posted.

NOTE 6— ACCOUNTS RECEIVABLE

The components of accounts receivable net include the following:

	December 31,	December 31,
	2017	2016
Accounts receivable	$15,593	$16,610
Investment banking fees, commissions and other receivables	4,199	576
Unbilled receivables	1,023	2,058
Total accounts receivable	20,815	19,244
Allowance for doubtful accounts	(800)	(255)
Accounts receivable, net	$20,015	$18,989

Additions and changes to the allowance for doubtful accounts consist of the following:

	Year Ended December 31,
	2017	2016	2015
Balance, beginning of year	$255	$89	$728
Add: Additions to reserve	1,066	710	718
Less: Write-offs	(311)	(194)	(1,056)
Less: Recoveries	(210)	(350)	(301)
Balance, end of year	$800	$255	$89

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

NOTE 7— PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	Estimated	December 31,
	Useful Lives	2017	2016
Leasehold improvements	Shorter of the remaining lease term or estimated useful life	$7,834	$2,325
Machinery, equipment and computer software	3 to 5 years	9,474	6,559
Furniture and fixtures	5 years	2,688	1,921
Total		19,996	10,805

Less: Accumulated depreciation and amortization		(8,019)	(5,020)
		$11,977	$5,785

Depreciation expense was $3,718, $1,052 and $417 during the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 8— GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 were as follows:

				Principal
	Capital	Auction and	Valuation and	Investments-
	Markets	Liquidation	Appraisal	United Online
	Segment	Segment	Segment	Segment	Total
Balance as of December 31, 2015	$28,840	$1,975	$3,713	$—	$34,528
Goodwill acquired during the period:	—	—	—	14,375	14,375
United Online on July 1, 2016
Balance as of December 31, 2016	28,840	1,975	3,713	14,375	48,903

Goodwill acquired during the period:
Dialectic on April 13, 2017	2,542	—	—	—	2,542
FBR on June 1, 2017	11,336	—	—	—	11,336
Resolution of acquisition related legal matter on June 30, 2017	—	—	—	1,352	1,352
Wunderlich on July 3, 2017	34,638	—	—	—	34,638
Balance as of December 31, 2017	$77,356	$1,975	$3,713	$15,727	$98,771

Intangible assets consisted of the following:

		December 31, 2017			December 31, 2016
		Gross			Gross
		Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Useful Life	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Customer relationships	4 to 16 Years	$58,330	$9,100	$49,230	$37,300	$3,100	$34,200
Domain names	7 Years	287	61	226	1,419	101	1,318
Advertising relationships	8 Years	100	19	81	100	6	94
Internally developed software and other intangibles	0.5 to 4 Years	3,373	1,445	1,928	3,333	550	2,783
Trademarks	7 to 8 Years	4,190	447	3,743	1,100	69	1,031
Total		66,280	11,072	55,208	43,252	3,826	39,426

Non-amortizable assets:
Tradenames		1,740	—	1,740	1,740	—	1,740
Total intangible assets		$68,020	$11,072	$56,948	$44,992	$3,826	$41,166

Amortization expense was $7,422, $3,254 and $431 for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, estimated future amortization expense is $8,497, $8,376, $8,008, $7,617 and $7,592 for the years ended December 31, 2018, 2019, 2020, 2021 and 2022, respectively. The estimated future amortization expense after December 31, 2022 is $15,118.

NOTE 9— LEASING ARRANGEMENTS

The Company has several noncancellable operating leases that expire at various dates through 2031. Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2017 were:

Operating
Leases
Year Ending December 31:
2018	$13,496
2019	9,640
2020	6,984
2021	5,589
2022	5,024
Thereafter	16,369
Total minimum lease payments	$57,102

Rent expense under all operating leases was $7,599, $3,205 and $2,376 for the years ended December 31, 2017, 2016, and 2015, respectively. Rent expense is included in Selling, general and administrative expenses in the accompanying consolidated statements of income.

NOTE 10— CREDIT FACILITIES

Credit facilities consist of the following arrangements:

(a)	$200,000 Asset Based Credit Facility

On April 21, 2017, the Company amended its credit agreement (as amended, the “Credit Agreement”) governing its asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) to increase the maximum borrowing limit from $100,000 to $200,000. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. The Credit Agreement continues to allow for borrowings under the separate credit agreement (a “UK Credit Agreement”) which was dated March 19, 2015 with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom. Such facility allows the Company to borrow up to 50 million British Pounds. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $200,000 credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. The Credit Agreement continues to include the addition of our Canadian subsidiary, from the October 5, 2016 amendment to the Credit Agreement, to facilitate borrowings to fund retail liquidation transactions in Canada. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The Company paid Wells Fargo Bank a closing fee in the amount of $500 in connection with the April 2017 amendment to the Credit Agreement. The interest rate for each revolving credit advance under the Credit Agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. Interest expense totaled $1,136 (including amortization of deferred loan fees of $123 and success fee of $198), $1,113 (including amortization of deferred loan fees of $92 and success fee of $732) and $376 (including amortization of deferred loan fees of $92 and success fee of $127) for the years ended December 31, 2017, 2016 and 2015, respectively. There was no outstanding balance of this credit facility at December 31, 2017 and December 31, 2016.

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

On April 13, 2017, UOL, in the capacity as borrower, entered into a credit agreement (the “UOL Credit Agreement”) with Banc of California, N.A. in the capacity as agent and lender. The UOL Credit Agreement provides for a revolving credit facility under which UOL may borrow (or request the issuance of letters of credit) up to $20,000 which amount is reduced by $1,500 commencing on June 30, 2017 and on the last day of each calendar quarter thereafter. The final maturity date is April 13, 2020. The proceeds of the UOL Credit Agreement can be used (a) for working capital and general corporate purposes and/or (b) to pay dividends or permitted tax distributions to its parent company, subject to the terms of the UOL Credit Agreement. Borrowings under the UOL Credit Agreement will bear interest at a rate equal to (a) (i) the base rate (the greater of the federal funds rate plus one half of one percent (0.5%), or the prime rate) for U.S. dollar loans or (ii) at UOL’s option, the LIBOR Rate for Eurodollar loans, plus (b) the applicable margin rate, which ranges from two percent (2%) to three and one-half percent (3.5%) per annum, based upon UOL’s ratio of funded indebtedness to adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) for the preceding four (4) fiscal quarters. Interest payments are to be made each one, three or six months for Eurodollar loans, and quarterly for U.S. dollar loans.

UOL paid a commitment fee equal to 1.00% of the aggregate commitments upon the closing of the UOL Credit Agreement. The UOL Credit Agreement also provides for an unused line fee payable quarterly, in arrears, in an amount equal to: (a) 0.50% per annum times the amount of the unused revolving commitment that is less than or equal to the amount of the cash maintained in accounts with the agent (as depositary bank); plus (b) 1.00% per annum times the amount of the unused revolving commitment that is greater than the amount of the cash maintained in accounts with the agent (as depositary bank). Any amounts outstanding under the UOL Credit Facility are due at maturity. There was no outstanding balance under the UOL Credit Agreement at December 31, 2017. Interest expense totaled $292 (including amortization of deferred loan fees of $97) for the year ended December 31, 2017.

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

NOTE 11— NOTES PAYABLE

Senior notes payable, net, is comprised of the following as of December 31, 2017 and 2016:

	December 31,
	2017	2016
7.50% Senior notes due October 31, 2021	$35,231	$28,750
7.50% Senior notes due May 31, 2027	92,490	—
7.25% Senior notes due December 31, 2027	80,500	—
	208,221	28,750
Less: Unamortized debt issue costs	(4,600)	(1,050)
	$203,621	$27,700

(a) $35,231 Senior Notes Payable due October 31, 2021

At December 31, 2017, the Company had $35,231 of Senior Notes Payable (the “2021 Notes”) due in 2021, interest payable quarterly at 7.50%. On November 2, 2016, the Company issued $28,750 of the 2021 Notes and during the third and fourth quarter of 2017, the Company issued an additional $6,481 of the 2021 Notes. The 2021 Notes are unsecured and due and payable in full on October 31, 2021. In connection with the issuance of the 2021 Notes, the Company received net proceeds of $34,238 (after underwriting commissions, fees and other issuance costs of $993). The outstanding balance of the 2021 Notes was $34,483 (net of unamortized debt issue costs and premiums of $748) and $27,700 (net of unamortized debt issue costs of $1,050) at December 31, 2017 and 2016, respectively. In connection with the offering of 2021 Notes on November 2, 2016, certain members of management and the Board of Directors of the Company purchased $2,731 or 9.5% of the 2021 Notes offered by the Company. Interest expense on the 2021 Notes totaled $2,537 and $360 for the years ended December 31, 2017 and 2016, respectively.

(b) $92,490 Senior Notes Payable due May 31, 2027

At December 31, 2017, the Company had $92,490 of Senior Notes Payable (the “7.50% 2027 Notes”) due in May 2027, interest payable quarterly at 7.50%. On May 31, 2017, the Company issued $60,375 of the 7.5% 2027 Notes and during the third and fourth quarter ended 2017, the Company issued an additional $32,115 of the 7.50% 2027 Notes. The 7.50% 2027 Notes are unsecured and due and payable in full on May 31, 2027. In connection with the issuance of the 7.50% 2027 Notes, the Company received net proceeds of $90,796 (after underwriting commissions, fees and other issuance costs of $1,694). The outstanding balance of the 7.50% 2027 Notes was $90,904 (net of unamortized debt issue costs of $1,586) at December 31, 2017. Interest expense on the 7.50% 2027 Notes totaled $3,551 for the year ended December 31, 2017.

(c) $80,500 Senior Notes Payable due December 31, 2027

At December 31, 2017, the Company had $80,500 of Senior Notes Payable ("7.25% 2027 Notes”) due in December 2027, interest payable quarterly at 7.25%. The 7.25% 2027 Notes are unsecured and due and payable in full on December 31, 2027. In connection with the issuance of the 7.25% 2027 Notes, the Company received net proceeds of $78,223 (after underwriting commissions, fees and other issuance costs of $2,277). The outstanding balance of the 7.25% 2027 Notes was $78,234 (net of unamortized debt issue costs of $2,266) at December 31, 2017. Interest expense on the 7.25% 2027 Notes totaled $303 for the year ended December 31, 2017.

(d) At Market Issuance Sales Agreement to Issue Up to Aggregate of $19,000 of 2021 Notes, 7.50% 2027 Notes or 7.25% 2027 Notes.

On December 19, 2017, the Company entered into the Sales Agreement and filed a prospectus supplement pursuant to which the Company may sell from time to time, at the Company’s option up to an aggregate of $19,000 of the 2021 Notes, the 7.50% 2027 Notes and the 7.25% 2027 Notes. The Notes sold pursuant to the Sales Agreement will be issued pursuant to a prospectus dated March 29, 2017, as supplemented by a prospectus supplement dated June 28, 2017, in each case filed with the Securities and Exchange Commission pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-216763), which was declared effective by the SEC on March 29, 2017. The Notes will be issued pursuant to the Indenture, dated as of November 2, 2016, as supplemented by a First Supplemental Indenture, dated as of November 2, 2016 and the Second Supplemental Indenture, dated as of May 31, 2017, each between the Company and U.S. Bank, National Association, as trustee. Future sales of the 2021 Notes, 7.50% 2027 Notes and 7.25% 2027 Notes pursuant to the Sales Agreement will depend on a variety of factors including, but not limited to, market conditions, the trading price of the notes and the Company’s capital needs. At December 31, 2017, the Company has an additional $19,000 of 2021 Notes, 7.50% 2027 Notes or 7.25% 2027 Notes that may be sold pursuant to the Sales Agreement. There can be no assurance that the Company will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that the Company may deem appropriate.

(e) Australian Dollar $80,000 Note Payable

In August 2016, the Company formed GA Retail Investments, L.P., a Delaware limited partnership, (the “Partnership”) which required the Company to contribute $15,350. The Partnership borrowed $80,000 Australian dollars from a third party investor in connection with its formation and the $80,000 Australian dollars was exchanged for a 50% special limited partnership interest in the Partnership. The Partnership was formed to provide funding for the retail liquidation engagement the Company entered into to liquidate the Masters Home Improvement stores. The $80,000 Australian dollar participating note payable was non-interest bearing, shares in 50% of the all of the profits and losses of the Partnership and was subject to repayment upon the completion of the going-out-of-business sale of Masters Home Improvement stores as defined in the partnership agreement. Although the terms of the participating note payable included the issuance of a 50% equity interest in the Partnership, sharing in all profits and losses of the Partnership, and no repayment until certain events occur, in accordance with ASC 480 Distinguishing Liabilities From Equity, this financial instrument was classified as a participating note payable. The $80,000 Australian dollar participating note payable was repaid in December 2016 upon the completion of the going-out-of-business sale of Masters Home Improvement stores as defined in the partnership agreement. At December 31, 2017 and 2016, $1,323 and $10,037, respectively, were payable in accordance with the participating note payable share of profits and is included in net income attributable to noncontrolling interests and amounts Due to partners in the consolidated financial statements.

(f) Other Notes Payable

Other notes payable include notes payable to a clearing organization for one of the Company’s broker dealers. The notes payable accrue interest at rates ranging from the prime rate plus 0.25% to 2.0% (4.75% to 6.50% at December 30, 2017) payable annually. The principal payments on the notes payable are due annually in the amount of $357 on January 31, $214 on September 30, and $121 on October 31. The notes payable mature at various dates from September 30, 2018 through January 31, 2022. At December 31, 2017, the outstanding balance for the notes payable was $2,243. Interest expense was $71 for the period from July 3, 2017 (the date of Wunderlich acquisition) through December 31, 2017.

NOTE 12— COMMITMENTS AND CONTINGENCIES

(a) Letters of Credit –

At December 31, 2017, there were letters of credit outstanding in the amount of $18,505 related to three retail liquidation engagements. At December 31, 2016, there was a letter of credit in the amount of $465 which was maintained pursuant to lease arrangements and contractual obligations.

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

In January 2015, Great American Group, LLC (“Great American Group”) was served with a lawsuit that seeks to assert claims of breach of contract and other matters in connection with auction services provided to a debtor. The proceeding in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”) is pending in the bankruptcy case of the debtor and its affiliates (the “Debtor”). In the lawsuit, a former landlord of the Debtor generally alleges that Great American Group and a joint venture partner were responsible for contamination while performing services in connection with the auction of certain assets of the Debtor and is seeking approximately $10,000 in damages. In December 2017, the parties settled the matter and the financial impact to the Company was not material.

In May 2014, Waterford Township Police & Fire Retirement System et al. v. Regional Management Corp et al., filed a complaint in the Southern District of New York (the “Court”), against underwriters alleging violations under sections 11 and 12 of the Securities Act of 1933, as amended (the “Securities Act”). B. Riley FBR, Inc. (“B. Riley FBR”) (formerly, FBR Capital Markets & Co. (“FBRCM”)), a broker-dealer subsidiary of ours, was a co-manager of 2 offerings. On January 30, 2017, the Court denied the plaintiffs’ motion to file a first amended complaint, which would have revived claims previously dismissed by the Court on March 30, 2016. On March 1, 2017, the plaintiffs filed a notice of appeal and an opening brief on June 21, 2017. Defendant’s opposition motion was filed on September 12, 2017. Appellants filed their reply brief on October 17, 2017 and oral argument was held on November 17, 2017. On January 26, 2018, the Appellate court issued its order affirming the court’s order dismissing the plantiff’s case and denying leave to amend. Regional Management continues to indemnify all of the underwriters, including FBRCM, pursuant to the operative underwriting agreement.

On January 5, 2017, complaints filed in November 2015 and May 2016 naming MLV & Co. (“MLV”), a broker-dealer subsidiary of FBR, as a defendant in putative class action lawsuits alleging claims under the Securities Act, in connection with the offerings of Miller Energy Resources, Inc. (“Miller”) have been consolidated. The Master Consolidated Complaint, styled Gaynor v. Miller et al., is pending in the United States District Court for the Eastern District of Tennessee, and, like its predecessor complaints, continues to allege claims under Sections 11 and 12 of the Securities Act against nine underwriters for alleged material misrepresentations and omissions in the registration statement and prospectuses issued in connection with six offerings (February 13, 2013; May 8, 2013; June 28, 2013; September 26, 2013; October 17, 2013 (as to MLV only) and August 21, 2014) with an alleged aggregate offering price of approximately $151,000. The plaintiffs seek unspecified compensatory damages and reimbursement of certain costs and expenses. In August 2017, the Court granted Defendant’s Motion to Dismiss on Section 12 claims and found that the plaintiffs had not sufficiently alleged a corrective disclosure prior to August 6, 2015, when an SEC civil action was announced. Defendants’ answer was filed on September 25, 2017. Although MLV is contractually entitled to be indemnified by Miller in connection with this lawsuit, Miller filed for bankruptcy in October 2015 and this likely will decrease or eliminate the value of the indemnity that MLV receives from Miller.

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

In February 2017, certain former employees filed an arbitration claim with FINRA against Wunderlich Securities, Inc. (“WSI”) alleging misrepresentations in the recruitment of claimants to join WSI. Claimants also allege that WSI failed to support their mortgage trading business resulting in the loss of opportunities during their employment with WSI. Claimants are seeking $10,000 in damages. WSI has counterclaimed alleging that claimants mispresented their process for doing business, particularly their capital needs, resulting in substantial losses to WSI. WSI believes the claims are meritless and intends to vigorously defend the action. A hearing has been scheduled for March 2018.

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

In July 2017, an arbitration claim was filed with FINRA by Dominick & Dickerman LLC and Michael Campbell against WSI and Gary Wunderlich with respect to the acquisition by Wunderlich Investment Company, Inc. (“WIC”) (the parent corporation of WSI) of certain assets of Dominick & Dominick LLC in 2015. The Claimants allege that respondents overvalued WIC so that the purchase price paid to the Claimants in shares of WIC stock was artificially inflated. The Statement of Claim includes claims for common law fraud, negligent misrepresentation, and breach of contract. Claimants are seeking damages of approximately $8,000 plus unspecified punitive damages. Respondents believe the claims are meritless and intend to vigorously defend the action.

In September 2017, Frontier State Bank (“Frontier”) filed a lawsuit against Wunderlich Loan Capital Corp., a subsidiary of WIC (“WLCC”), seeking rescission of the purchase a residential mortgage in the amount of $1,300. Vanguard Funding, LLC (“Vanguard”) sold the mortgage to WLCC who then assigned its rights to Frontier. Shortly after closing, Frontier was advised that the mortgage had been previously pledged to another lender. In the lawsuit against WLCC, it is alleged that WLCC did not deliver the mortgage to Frontier with clear title. WLCC is conducting settlement discussions with Frontier that are not expected to have a material financial impact on the Company.

In September 2017, a statement of claim was filed in a FINRA arbitration naming FBRCM and other underwriters related to the underwriting of the now-bankrupt, Quantum Fuel Systems Technologies Worldwide, Inc. (“Quantum”). Claimants are seeking $37,000 in actual damages, plus $75,000 in punitive damages and attorney’s fees. On October 24, 2017, we joined in a motion with the other underwriters requesting that the claim be dismissed on the grounds that it is improper under FINRA Rules 12204 and 122205 which prohibit class actions and derivative claims, respectively. On December 1, 2017, the claims were dismissed by FINRA.

NOTE 13— INCOME TAXES

The Tax Act was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, provides an exemption from U.S. federal tax for dividends received from foreign subsidiaries, and creates new taxes on certain foreign sourced earnings. As of the completion of these financial statements and related disclosures, we have not completed our accounting for the tax effects of the Tax Act; however, we have made a reasonable estimate of such effects and recorded a provisional tax expense of $13,052, which is included as a component of income tax expense in the fourth quarter of 2017 and is comprised of (a) $12,954 related to the remeasurement of deferred tax assets and liabilities in the United States and (b) $98 related to the transition tax on foreign earnings. This provisional tax expense incorporates assumptions made based upon the Company’s current interpretation of the Tax Act, and may change as we receive additional clarification and implementation guidance and as the interpretation of the Tax Act evolves. In accordance with SEC Staff Accounting Bulletin No. 118, the Company will finalize the accounting for the effects of the Tax Act no later than the fourth quarter of 2018. Future adjustments made to the provisional effects will be reported as a component of income tax expense in the reporting period in which any such adjustments are determined.

The Company’s provision for income taxes consists of the following for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$3,804	$5,530	$201
State	1,019	1,114	99
Foreign	(975)	4,063	779
Total current provision	3,848	10,707	1,079
Deferred:
Federal	6,889	3,015	5,166
State	(1,937)	610	1,443
Foreign	(290)	(11)	—
Total deferred	4,662	3,614	6,609
Total provision for income taxes	$8,510	$14,321	$7,688

A reconciliation of the federal statutory rate of 35% to the effective tax rate for income before income taxes is as follows for the year ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Provision for income taxes at federal statutory rate	35.0%	35.0%	34.0%
State income taxes, net of federal benefit	5.0	2.8	4.0
Transaction expenses	2.0	—	—
Noncontrolling interest tax differential	(6.6)	(6.2)	—
Key man life insurance	(7.9)	—	—
Employee stock based compensation	(8.7)	—	—
Internal Revenue Service Section 338(g) - Treatment of acquisition of UOL as a taxable business combination	(44.6)	—	—
U.S. Tax Cuts and Jobs Act	63.8	—	—
Other	3.6	(1.2)	(1.8)
Effective income tax rate	41.6%	30.4%	36.2%

Deferred income tax assets (liabilities) consisted of the following as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Deferred tax assets:
Deductible goodwill and other intangibles	$4,019	$—
Accrued liabilities and other	3,549	2,459
Deferred revenue	54	335
Mandatorily redeemable noncontrolling interests	1,109	1,173
Other	312	379
State taxes	—	994
Share based payments	2,117	443
Foreign tax and other tax credit carryforwards	290	1,855
Capital loss carryforward	2,582	3,600
Net operating loss carryforward	17,900	7,711
Total deferred tax assets	31,932	18,949

Deferred tax liabilities:
State taxes	(46)	—
Depreciation	(73)	(1,291)
Goodwill and other intangibles	—	(4,139)
Total deferred tax liabilities	(119)	(5,430)

Net deferred tax assets	31,813	13,519
Valuation allowance	(2,582)	(4,900)
Net deferred tax assets	$29,231	$8,619

The Company’s income before income taxes of $20,445 for the year ended December 31, 2017 includes a United States component of income before income taxes of $19,949 and a foreign component comprised of income before income taxes of $496. As of December 31, 2017, the Company had federal net operating loss carryforwards of $63,445, state net operating loss carryforwards of $76,978. The Company’s federal net operating loss carryforwards will expire in the tax years commencing in December 31, 2029 through December 31, 2034, the state net operating loss carryforwards will expire in tax years commencing in December 31, 2029 and the foreign tax credit carryforwards will expire in 2027.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss, capital loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company’s net operating losses are subject to annual limitations in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of December 31, 2017, the Company believes that the existing net operating loss carryforwards will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided a valuation allowance. The Company does not believe that it is more likely than not that the Company will be able to utilize the benefits related to capital loss carryforwards and has provided a full valuation allowance in the amount of $2,582 against these deferred tax assets.

At December 31, 2017, the Company had gross unrecognized tax benefits totaling $1,140 all of which would have an impact on the Company’s effective income tax rate, if recognized. A reconciliation of the amounts of gross unrecognized tax benefits (before federal impact of state items), excluding interest and penalties, was as follows (in thousands):

Year Ended December 31, 2017
Beginning balance
Addition as a result of the acquisition of UOL	$1,255
Additions for current year tax positions	—
Additions for Prior year tax positions	34
Reductions for Prior year tax positions	—
Reductions due to lapse in statutes of limitations	(149)
Ending balance	$1,140

The Company files income tax returns in the U.S., various state and local jurisdictions, and certain other foreign jurisdictions. The Company is currently under audit by certain state and local, and foreign tax authorities. The audits are in varying stages of completion. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, case law developments and closing of statutes of limitations. Such adjustments are reflected in the provision for income taxes, as appropriate. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2014 to 2017.

At December 31, 2017, the Company believes it is reasonably possible that its gross liabilities for unrecognized tax benefits may decrease by approximately $345 within the next 12 months due to audit settlements and expiration of statute of limitations.

The Company had accrued $786 for interest and penalties relating to uncertain tax positions at December 31, 2017 all of which was included in income taxes payable as a component of Accrual expenses and other liabilities in the consolidated balance sheet. The Company recorded a benefit of $149 for interest and penalty expenses related to uncertain tax positions, which was included in provision for income taxes, for the year ended December 31, 2017.

NOTE 14— EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the year. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the year. Basic common shares outstanding exclude 453,365 common shares that are held in escrow and subject to forfeiture. The common shares held in escrow includes 66,000 common shares issued to the former members of Great American Group, LLC are subject to forfeiture upon the final settlement of claims for goods held for sale in connection with Alternative Asset Management Acquisition Corp. in 2009 and 387,365 common shares that are subject to forfeitures upon the final settlement of claims as more fully described in the related escrow instructions. Dilutive common shares outstanding include contingently issuable shares that are currently in escrow and subject to release if the conditions for the final settlement of claims in accordance with the escrow instructions were satisfied at the end of the respective years. Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net income per share for the years ended December 31, 2017, 2016 and 2015 were 709,358, 384,825 and 308,699, respectively, because to do so would have been anti-dilutive.

Basic and diluted earnings from continuing operations calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Net income attributable to B. Riley Financial, Inc.	$11,556	$21,526	$11,805

Weighted average shares outstanding:
Basic	23,181,388	18,106,621	16,221,040
Effect of dilutive potential common shares:
Restricted stock units and non-vested shares	901,397	198,852	—
Contingently issuable shares	208,119	86,379	44,875
Diluted	24,290,904	18,391,852	16,265,915

Basic income per share	$0.50	$1.19	$0.73
Diluted income per share	$0.48	$1.17	$0.73

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

The Company evaluated the classification of all of its limited liability company members’ ownership interests in accordance with the accounting guidance for financial instruments with characteristics of liabilities and equity. This guidance generally provides for the classification of members’ ownership interests that are subject to mandatory redemption obligations to be classified outside of equity. In accordance with this guidance, all members with a minority ownership interest in these subsidiaries are classified as liabilities and included in mandatorily redeemable noncontrolling interests in the accompanying consolidated balance sheets. Members of these subsidiaries with a minority ownership interest issued before November 5, 2003 are stated on a historical cost basis and members of the Company’s subsidiaries with a minority ownership interests issued on or after November 5, 2003 are stated at fair value at each balance sheet date. The Company deems such repurchase obligations, which are payable to members who are also employees of these subsidiaries, to be a compensatory benefit. Accordingly, the changes in the historical cost basis and the changes in the fair value of the respective members’ ownership interests (noncontrolling interests) are recorded as a component of selling, general and administrative expenses in the accompanying consolidated statements of income.

In accordance with the operating agreement of one of the Company’s limited liability Company’s, a repurchase event occurred in the second quarter of 2017 for one of the Members which resulted in the repurchase on the Members minority ownership interest. The triggering event resulted in a fair value adjustment and purchase of the Members minority interest in the amount of $7,850. The Company also received proceeds of $6,000 from key man life insurance in connection with this event.

During the year ended December 31, 2017, the change in fair value of the mandatorily redeemable noncontrolling interests was $9,000, which was comprised of a fair value adjustments of $1,150 and $7,850 from the triggering event previously discussed above. During the year ended December 31, 2016, the change in fair value of the mandatorily redeemable noncontrolling interests was $800. There was no change in the fair value of the mandatorily redeemable noncontrolling interests during the year ended December 31, 2015. The noncontrolling interests share of net income was $1,799, $2,232 and $2,207 for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 16—SHARE BASED PAYMENTS

(a) Amended and Restated 2009 Stock Incentive Plan

During the years ended December 31, 2017, 2016 and 2015, the Company granted restricted stock units representing 486,049, 544,605 and 527,372 shares of common stock with a total fair value of $7,732, $5,301 and $5,261 to certain employees and directors of the Company under the Company’s Amended and Restated 2009 Stock Incentive Plan (the “Plan”). Share-based compensation expense for such restricted stock units was $4,994, $2,768 and $2,043 for the years ended December 31, 2017, 2016 and 2015, respectively. The total income tax benefit recognized related to the vesting of restricted stock units was $1,249, $1,141 and $804 for the years ended December 31, 2017, 2016 and 2015, respectively.

The restricted stock units generally vest over a period of one to three years based on continued service. In determining the fair value of restricted stock units on the grant date, the fair value is adjusted for (a) estimated forfeitures, (b) expected dividends based on historical patterns and the Company’s anticipated dividend payments over the expected holding period and (c) the risk-free interest rate based on U.S. Treasuries for a maturity matching the expected holding period. As of December 31, 2017, the expected remaining unrecognized share-based compensation expense of $7,901 will be expensed over a weighted average period of 2.1 years.

A summary of equity incentive award activity under the Plan for the years ended December 31, 2017, 2016, and 2015 was as follows:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2015	5,859	$7.68
Granted	527,372	9.98
Vested	(196,414)	9.92
Forfeited	(14,086)	9.98
Nonvested at December 31, 2015	322,731	$9.97
Granted	544,605	9.73
Vested	(173,147)	10.13
Forfeited	(14,054)	9.84
Nonvested at December 31, 2016	680,135	$9.74
Granted	486,049	15.91
Vested	(344,196)	10.05
Forfeited	(29,724)	10.49
Nonvested at December 31, 2017	792,264	$13.30

The per-share weighted average grant-date fair value of restricted stock units was $15.91, $9.73 and $9.98 for the years ending December 31, 2017, 2016 and 2015, respectively. The total fair value of shares vested during the years ended December 31, 2017, 2016 and 2015 was $3,459, $1,755 and $1,949, respectively.

(b) Amended and Restated FBR & Co. 2006 Long-Term Stock Incentive Plan

In connection with the acquisition of FBR on June 1, 2017, the equity awards previously granted or available for issuance under the FBR & Co. 2006 Long-Term Stock Incentive Plan (the “FBR Stock Plan”) may be issued under the Plan. During the year ended December 31, 2017, the Company granted restricted stock units representing 871,317 shares of common stock with a total grant date fair value of $14,577. Share-based compensation expense was $2,956 for such restricted stock units for the year ended December 31, 2017. In connection with the restructuring discussed in Note 4, the Company recorded additional share-based compensation expense of $2,391 related to the accelerated vesting of restricted stock awards. Of the $2,391, $884 related to former corporate executives of FBR and $1,507 related to employees in the Capital Markets segment. The total income tax benefit recognized related to the vesting of restricted stock units was $1,376 for the year ended December 31, 2017.

The restricted stock units generally vest over a period of one to three years based on continued service. In determining the fair value of restricted stock units on the grant date, the fair value is adjusted for (a) estimated forfeitures, (b) expected dividends based on historical patterns and the Company’s anticipated dividend payments over the expected holding period and (c) the risk-free interest rate based on U.S. Treasuries for a maturity matching the expected holding period. As of December 31, 2017, the expected remaining unrecognized share-based compensation expense of $11,362 will be expensed over a weighted average period of 2.5 years.

A summary of equity incentive award activity for the period from June 1, 2017, the date of the acquisition of FBR, through December 31, 2017 was as follows:

	Shares	Weighted Average Fair Value
Nonvested at June 1, 2017, acquisition date of FBR resulting from the exchange of previously existing FBR awards	530,661	$14.70
Granted	871,317	16.73
Vested	(200,905)	15.08
Forfeited	(134,940)	15.79
Nonvested at December 31, 2017	1,066,133	$16.15

The per-share weighted average grant-date fair value of restricted stock units was $16.73 during the year ended December 31, 2017. There were 200,905 restricted stock units with a fair value of $3,030 that vested during the year ended December 31, 2017 under the Plan.

NOTE 17— BENEFIT PLANS AND CAPITAL TRANSACTIONS

(a)	Amended and Restated 2009 Stock Incentive Plan

In connection with the consummation of the Acquisition, the Company assumed the AAMAC 2009 Stock Incentive Plan which was approved by the AAMAC stockholders on July 31, 2009 (as assumed, the “Incentive Plan”). In accordance with Section 13(a) of the Incentive Plan, in connection with the Company’s assumption of the Incentive Plan, the Company’s board of directors adjusted the maximum number of shares that may be delivered under the Incentive Plan to 782,200 to account for the two-for-one exchange ratio of Company common stock for AAMAC common stock in the Acquisition. On August 19, 2009, the Company’s board of directors approved an amendment and restatement of the Incentive Plan which adjusted the number of shares of stock the Company reserved for issuance thereunder to 391,100. Effective as of October 7, 2014, the Company’s board of directors approved an amendment and restatement of the Incentive Plan which, among other things, increased the number of shares of stock the Company reserved for issuance thereunder to 3,210,133 shares. As of December 31, 2017, the Company has 1,925,178 shares of common stock available for future grants under the Incentive Plan.

(b) Employee Benefit Plan

The Company maintains qualified defined contribution 401(k) plans, which cover substantially all of its U.S. employees. Under the plans, participants are entitled to make pre-tax contributions up to the annual maximums established by the Internal Revenue Service. The plan documents permit annual discretionary contributions from the Company. Employer contributions in the amount of $565 and $53 were made during the years ended December 31, 2017 and 2016, respectively.

(c) Public Offering of Common Stock

On May 10, 2016, the Company completed the public offering of 2,420,980 shares of common stock at a price to the public of $9.50 per share. The net proceeds from the offering were $22,759 after deducting underwriting commissions and other offering expenses of $240.

(d) Dividends

On May 4, 2015, our Board of Directors approved a dividend of $0.06 per share, which was paid on or about June 12, 2015 to stockholders of record on May 22, 2015. On August 10, 2015, our Board of Directors approved a dividend of $0.20 per share, which was paid on or about September 10, 2015 to stockholders of record on August 25, 2015. On November 9, 2015, our Board of Directors approved a dividend of $0.06 per share, which was paid on or about December 9, 2015 to stockholders of record on November 24, 2015. On August 4, 2016, our Board of Directors approved a dividend of $0.03 per share, which was paid on or about September 8, 2016 to stockholders of record on August 22, 2016. On November 13, 2016, our Board of Directors approved a regular dividend of $0.08 per share and a special dividend of $0.17 per share, which was paid on or about December 14, 2016 to stockholders of record on November 29, 2016. On February 20, 2017, our Board of Directors approved a regular quarterly dividend of $0.08 per share and a special dividend of $0.18 per share, which were paid on or about March 13, 2017 to stockholders of record on March 6, 2017. On May 10, 2017, our Board of Directors approved a regular quarterly dividend of $0.08 per share and a special dividend of $0.08 per share, which were paid on or about May 31, 2017 to stockholders of record on May 23, 2017. On August 7, 2017, our Board of Directors approved a regular quarterly dividend of $0.08 per share and a special dividend of $0.05 per share, which were paid on or about August 29, 2017 to stockholders of record on August 21, 2017. On November 8, 2017, our Board of Directors approved a regular quarterly dividend of $0.08 per share and a special dividend of $0.04 per share, which were paid on or about November 30, 2017 to stockholders of record on November 22, 2017. On March 7, 2018, our Board of Directors approved a regular quarterly dividend of $0.08 per share and a special dividend of $0.08 per share, which will be paid on or about April 3, 2018 to stockholders of record on March 20, 2018. While it is the Board’s current intention to make regular dividend payments of $0.08 per share each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

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

NOTE 18— NET CAPITAL REQUIREMENTS

B. Riley & Co., LLC (“BRC”), B. Riley FBR, MLV and Wunderlich Securities, Inc. (“WSI”), the Company’s broker-dealer subsidiaries, are registered with the SEC as broker-dealers and are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company’s broker-dealer subsidiaries are subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the subsidiaries to maintain minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of December 31, 2017, BRC had net capital of $350, which was $100 in excess of its required net capital of $250 (net capital ratio of 3.50 to 1); B. Riley FBR had net capital of $56,462, which was $54,897 in excess of its required net capital of $1,565 (net capital ratio of 1.02 to 1); and MLV had net capital of $496, which was $396 in excess of its required net capital of $100 (net capital ratio of 1.25 to 1), and WSI had net capital of $4,292, which was $3,653 in excess of its required net capital of $640 (net capital ratio of 1.17 to 1).

NOTE 19— RELATED PARTY TRANSACTIONS

At December 31, 2017, amounts due from related parties include $5,585 from GACP I, L.P., $52 from GACP II, L.P. and $52 from CA Global Partners, LLC (“CA Global”) for management fees, incentive fees and other operating expenses. At December 31, 2016, amounts due from related parties include $2,050 from GACP I, L.P. for management fees, incentive fees and other operating expenses and $959 from CA Global Partners, LLC (“CA Global”). The amounts receivable and payable from CA Global are comprised of amounts due to and due from CA Global in connection with certain auctions of wholesale and industrial machinery and equipment that they were managed by CA Global on behalf of GA Global Ptrs.

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

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Year Ended December 31,
	2017	2016	2015
Capital Markets reportable segment:
Revenues - Services and fees	$172,695	$39,335	$35,183
Interest income - Securities lending	17,028	—	—
Total revenues	189,723	39,335	35,183
Selling, general, and administrative expenses	(150,092)	(32,695)	(30,229)
Restructuring costs	(7,855)	—	—
Interest expense - Securities lending	(12,051)	—	—
Depreciation and amortization	(3,794)	(549)	(519)
Segment income	15,931	6,091	4,435
Auction and Liquidation reportable segment:
Revenues - Services and fees	47,376	61,891	35,633
Revenues - Sale of goods	3	25,855	10,596
Total revenues	47,379	87,746	46,229
Direct cost of services	(27,841)	(17,787)	(15,489)
Cost of goods sold	(2)	(14,502)	(3,072)
Selling, general, and administrative expenses	(8,329)	(14,331)	(8,170)
Depreciation and amortization	(21)	(26)	(191)
Segment income	11,186	41,100	19,307
Valuation and Appraisal reportable segment:
Revenues - Services and fees	33,331	31,749	31,113
Direct cost of services	(14,876)	(13,983)	(13,560)
Selling, general, and administrative expenses	(8,561)	(8,778)	(9,101)
Depreciation and amortization	(181)	(107)	(137)
Segment income	9,713	8,881	8,315
Principal Investments - United Online segment:
Revenues - Services and fees	51,439	31,260	—
Revenues - Sale of goods	304	261	—
Total revenues	51,743	31,521	—
Direct cost of services	(12,784)	(9,087)	—
Cost of goods sold	(396)	(253)	—
Selling, general, and administrative expenses	(11,304)	(5,974)	—
Depreciation and amortization	(7,033)	(3,518)	—
Restructuring costs	(723)	(3,474)	—
Segment income	19,503	9,215	—
Consolidated operating income from reportable segments	56,333	65,287	32,057

Corporate and other expenses (including restructuring costs of $3,796, $413 and $1,006 for the years ended December 31, 2017, 2016 and 2015, respectively.)	(27,489)	(16,562)	(9,975)
Interest income	420	318	17
Loss from equity investment	(437)	—	—
Interest expense	(8,382)	(1,996)	(834)
Income before income taxes	20,445	47,047	21,265
Provision for income taxes	(8,510)	(14,321)	(7,688)
Net income	11,935	32,726	13,577
Net income attributable to noncontrolling interests	379	11,200	1,772
Net income attributable to B. Riley Financial, Inc.	$11,556	$21,526	$11,805

The following table presents revenues by geographical area:

	Year Ended December 31,
	2017	2016	2015
Revenues:
Revenues - Services and fees:
North America	$301,881	$135,428	$77,153
Australia	940	26,487	—
Europe	2,020	2,320	24,776
Total Revenues - Services and fees	$304,841	$164,235	$101,929

Revenues - Sale of goods
North America	$307	$323	$907
Europe	—	25,793	9,689
Total Revenues - Sale of goods	$307	$26,116	$10,596

Revenues - Interest income - Securities lending:
North America	$17,028	$—	$—

Total Revenues:
North America	$319,216	$135,751	$78,060
Australia	940	26,487	—
Europe	2,020	28,113	34,465
Total Revenues	$322,176	$190,351	$112,525

The following table presents long-lived assets, which consists of property and equipment, net, by geographical area:

	As of	As of
	December 31,	December 31,
	2017	2016
Long-lived Assets - Property and Equipment, net:
North America	$11,977	$5,785
Australia	—	—
Europe	—	—
Total	$11,977	$5,785

Segment assets are not reported to, or used by, the Company’s Chief Operating Decision Maker to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.

NOTE 21— SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Total revenues	$52,897	$66,676	$92,426	$110,177
Operating income	$10,711	$2,560	$1,356	$14,217
Income (loss) before income taxes	$10,052	$816	$(1,235)	$10,812
Benefit from (provision for) income taxes	$3,849	$2,547	$1,357	$(16,263)
Net income (loss)	$13,901	$3,363	$122	$(5,451)
Net income (loss) attributable to B. Riley Financial, Inc.	$14,021	$3,280	$368	$(6,113)

Earnings (loss) per share:
Basic	$0.73	$0.15	$0.01	$(0.23)
Diluted	$0.71	$0.15	$0.01	$(0.23)

Weighted average shares outstanding:
Basic	19,181,749	21,216,829	26,059,490	26,150,502
Diluted	19,626,574	22,119,055	27,639,862	26,150,502

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Total revenues	$19,946	$20,261	$56,966	$93,178
Operating income	$1,665	$180	$15,422	$31,458
Income (loss) before income taxes	$1,536	$(92)	$14,457	$31,146
(Provision for) benefit from income taxes	$(166)	$65	$(6,083)	$(8,137)
Net income (loss)	$1,370	$(27)	$8,374	$23,009
Net income (loss) attributable to B. Riley Financial, Inc.	$248	$(101)	$8,939	$12,440

Earnings (loss) per share:
Basic	$0.02	$(0.01)	$0.47	$0.65
Diluted	$0.01	$(0.01)	$0.47	$0.64

Weighted average shares outstanding:
Basic	16,490,178	17,935,254	18,977,072	19,004,548
Diluted	16,553,953	17,935,254	19,208,527	19,511,292