Form 10-K/A
period 2017-12-31
B. Riley Financial, Inc.
filed 2018-04-04
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes: ☐     No   ☒

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

The number of shares outstanding of the registrant’s Common Stock as of March 28, 2018 was 26,677,422.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 of B. Riley Financial, Inc. (the “Original Form 10-K”), as originally filed with the Securities and Exchange Commission (“SEC”) on March 14, 2018 (the “Original Filing Date”). We are filing this Amendment No. 1 to include the information required by Part III of Form 10-K that was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K because a definitive proxy statement containing such information may not be filed within 120 days after the end of our fiscal year ended December 31, 2017. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. Except as otherwise specifically defined herein, all defined terms used in the Original Form 10-K shall have the same meanings in this Amendment No. 1.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), Part III, Items 10 through 14 and Part IV, Item 15 of the Original Form 10-K are hereby amended and restated in their entirety. This Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the filing of the Original Form 10-K. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as otherwise required by the context, references in this Amendment No. 1 to “the Company,” “B. Riley,” “B. Riley Financial,” “we,” “us” or “our” refer to the combined business of B. Riley Financial, Inc. and all of its subsidiaries..

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our board of directors (the “Board”) are elected annually to a one year term to serve as directors until the next annual meeting of stockholders, or until their respective successors are duly elected and qualified or their earlier death, resignation or removal. There are no familial relationships between any of our directors and any other director or any of our executive officers. No arrangement or understanding exists between any of our directors and any other person or persons pursuant to which any director was or is to be selected as our director. The following table provides the name, age and position(s) of each of our directors as of March 31, 2018:

Name	Age	Committees
Bryant R. Riley	51	None
Andrew Gumaer Thomas J. Kelleher	57 50	None None
Gary K. Wunderlich, Jr.	48	None
Robert L. Antin	68	Compensation Committee
Robert D’Agostino	51	Compensation Committee*, Corporate Governance Committee
Michael J. Sheldon	58	Compensation Committee
Todd D. Sims	48	Audit Committee
Richard L. Todaro	46	Audit Committee*, Corporate Governance Committee
Mikel H. Williams	61	Audit Committee, Corporate Governance Committee*

*Chairman of the respective committee.

Bryant R. Riley has served as our Chief Executive Officer and Chairman since June 2014, and as a director since August 2009. Since July 3, 2017, Mr. Riley has served as Co-Chief Executive Officer of B. Riley FBR, Inc. (formerly FBR Capital Markets & Co., LLC). Previously, Mr. Riley served as the Chairman of B. Riley & Co., LLC since founding the stock brokerage firm in 1997 and served as Chief Executive Officer of B. Riley & Co., LLC from 1997 to 2006. He also previously served on the boards of Cadiz Inc. from April 2013 to June 2014, Strasbaugh from July 2010 to August 2013, STR Holdings, Inc. from March 2014 to August 2014. He also served on the board of directors for several private companies. Mr. Riley received his B.S. in Finance from Lehigh University. Mr. Riley’s experience and expertise in the investment banking industry provides the Board with valuable insight into the capital markets. Mr. Riley’s extensive experience serving on other public company boards is an important resource for the Board.

Andrew Gumaer has served as the Chief Executive Officer of Great American Group, LLC, which we refer to as GAG, LLC, our wholly owned subsidiary of B. Riley, since we acquired such entity in July 2009 and as a member of the Board since July 2009. Mr. Gumaer also served as our Chief Executive Officer from July 2009 until June 2014, and as our Chairman from March 2012 until June 2014. Prior to July 2009, Mr. Gumaer was a co-founder of GAG, LLC, had served as GAG, LLC’s Chief Executive Officer since May 2007 and previously served as GAG, LLC’s President from June 2006 to May 2007. Prior to assuming such role, Mr. Gumaer was the President of The Pride Capital Group, LLC, predecessor in interest to GAG, LLC, from 2002 to May 2006. Mr. Gumaer also served as the Senior Vice President of Garcel, Inc. from 1997 to 2002 and as a Senior Vice President with the investment banking firm Drexel Burnham Lambert prior to his service with Garcel, Inc. Mr. Gumaer’s in depth knowledge of our business and operations, his experience in the investment banking industry, and leadership as GAG, LLC’s Chief Executive Officer and/or President since 2006 positions him well to serve as a member of the Board.

Thomas J. Kelleher has served as our President since August 2014 and as a member of the Board since October 2015. In addition, Mr. Kelleher serves as Co-Chief Executive Officer of B. Riley FBR, Inc. (formerly FBR Capital Markets & Co., LLC) and President of B. Riley Capital Management, LLC.  Mr. Kelleher also served as Chief Executive Officer of our wholly owned subsidiary, B. Riley & Co., LLC, a position he held from 2006 to 2014. From the firm’s founding in 1997 to 2006, Mr. Kelleher held several senior management positions with B. Riley & Co., LLC, including Chief Financial Officer and Chief Compliance Officer. Mr. Kelleher served on the board of directors of Special Diversified Opportunities Inc. from October 2015 to June 2017. He received his Bachelor of Science in Mechanical Engineering from Lehigh University. Mr. Kelleher’s experience and expertise in the investment banking industry provides the Board with valuable insight into the capital markets. Mr. Kelleher’s experience serving on other public company boards is an important resource for the Board.

Gary K. Wunderlich, Jr. has served as a member of the Board since the initial closing of the acquisition of Wunderlich Securities, Inc. in July 2017. Mr. Wunderlich serves as the Chief Executive Officer of Wunderlich Securities, Inc. since founding the firm in 1996, a full-service investment, wealth management, equity research and fixed income sales and trading firm. Prior to forming Wunderlich Securities, he worked with two private equity investment banks, Brookfield-Wunderlich and Progressive Capital. He is a current member of the Securities Industry and Financial Markets Association (“SIFMA”) Board of Directors, and serves on the SIFMA Regional Firms, Equity Capital Markets and Audit & Finance committees. As a founding member, he has served on the Board for the American Securities Association since February 2016. Mr. Wunderlich serves on the Board of ArtsMemphis where past positions have included Chairman of the Board as well as Chairman of the Finance and Endowment Committees. Mr. Wunderlich served on the Board of Memphis University School from February 2008 to July 2016. Since June 2017, he has served as a member of the Board for The Campbell Foundation. Mr. Wunderlich received a B.A. degree from University of Virginia in Economics, and an M.B.A. from University of Memphis in Finance. Mr. Wunderlich’s financial experience and expertise in the wealth management industry provides an important resource to the Board.

Robert L. Antin has served as a member of the Board since June 2017. Mr. Antin was a co-founder of VCA Inc., a national animal healthcare company that provides veterinary services, diagnostic testing and various medical technology products and related services to the veterinary market, and was publicly traded (NASDAQ: WOOF) until the company was privately acquired in September 2017. Mr. Antin has served as a Chief Executive Officer and President at VCA Inc. since its inception in 1986. Mr. Antin also served as the Chairman of the Board of VCA, Inc. from inception through the September 2017 acquisition. From September 1983 to 1985, Mr. Antin was President, Chief Executive Officer, a director and co-founder of AlternaCare Corp., a publicly held company that owned, operated and developed freestanding out-patient surgical centers. From July 1978 until September 1983, Mr. Antin was an officer of American Medical International, Inc., an owner and operator of health care facilities. Mr. Antin received his MBA with a certification in hospital and health administration from Cornell University. Mr. Antin’s executive leadership experience provides an important resource to the Board.

Robert D’Agostino has served as a member of the Board since October 2015. Mr. D’Agostino has served as President of Q-mation, Inc. since 1999. Q-mation, Inc. is a leading supplier of software solutions targeted at increasing operational efficiencies and asset performance in manufacturing companies. Mr. D’Agostino joined Q-mation, Inc. in 1990 and held various sales, marketing and operations management positions prior to his appointment as President. He previously served on the board of Alliance Semiconductor Corp. from July 2005 to February 2012. Mr. D’Agostino graduated from Lehigh University with a B.S. in Chemical Engineering. Mr. D’Agostino’s executive leadership experience provides an important resource to the Board.

Michael J. Sheldon has served as a member of the Board since July 2017. Mr. Sheldon has served as Chairman & CEO of Deutsch North America since January 2017, one of the most awarded creative agencies in the United States. Mr. Sheldon served as President of the Los Angeles office of Deutsch North America from September 1997 to January 2017. Deutsch North America is consistently on the top of the Ad Age A-List, Fast Company’s Most Innovative Companies, and the Forbes “Ten Hot Agencies to Consider” with clients such as Volkswagen, Target, Nintendo, PNC, Zillow, and Amazon. Mr. Sheldon received a B.A. degree from Michigan State University in Advertising. Mr. Sheldon’s entrepreneurial skills and marketing experience provide an important resource to the Board.

Todd D. Sims has served as a member of the Board since October 2016. Since March 2010, Mr. Sims has served as Senior Vice President of Digital Strategy of Anschutz Entertainment Group, Inc., one of the leading sports and entertainment presenters in the world, overseeing business and corporate development for its ticketing business, AXS. Prior to that, Mr. Sims spent more than 15 years building Internet businesses. In the mid 1990’s, he served as ESPN’s executive producer of NFL.com, NBA.com and NASCAR Online. He also served on the management team of eCompanies, LLC, an incubator which has incubated a number of companies including Jamdat Mobile Inc. (acquired by Electronic Arts Inc.), Business.com Inc. (acquired by R.H. Donnelley Corp.) and Boingo Wireless, Inc. (initial public offering). Mr. Sims serves as an advisor to the L.A. Dodgers Tech Accelerator and is a guest lecturer at the University of Southern California’s Marshall School of Business. Mr. Sims’ digital experience provides an important resource to the Board.

Richard L. Todaro, CFA, has served as a member of the Board since July 2014. Mr. Todaro is a retired investment manager and previously spent 20 years at Kennedy Capital Management from 1994 to March 2014, managing the small cap growth portfolio for over 10 years. Mr. Todaro held several positions at Kennedy Capital Management, including Analyst, Assistant Director of Research, Assistant Portfolio Manager, Portfolio Manager, and Vice President and served as a member of its board of directors. Mr. Todaro spent three years as a board member of the University of Missouri – St. Louis Finance Department from 2010 to 2013. Mr. Todaro also served on the board of Telenav from September 2015 to August 2016 and as an advisory board member for Gateway Greening from September 2012 to January 2016. Mr. Todaro served in the Air National Guard as a staff sergeant from 1991 to 1997. Mr. Todaro received a BSBA in Finance from the University of Missouri – St. Louis and a Master of Finance degree from Saint Louis University. Mr. Todaro has also passed the Uniform Investment Advisor Law examination. Mr. Todaro’s financial experience and expertise in the asset management industry provides the Board valuable insight into the capital markets industry.

Mikel H. Williams has served as a member of the Board since October 2015. Mr. Williams has served as the Chief Executive Officer and a director of Targus International LLC, a privately held, leading global supplier of carrying cases and accessories for the mobile lifestyle, since February 2016. Mr. Williams formerly served as the Chief Executive Officer and a director of JPS Industries, Inc., a composite materials manufacturer, from 2013 until its sale in 2015. Prior to that, Mr. Williams was the President, Chief Executive Officer and a director of DDi Corporation, a leading provider of time-critical, technologically advanced electronics manufacturing services, from November 2005 until its sale in May 2012. Mr. Williams has also served in various management positions with several technology related companies in the manufacturing, telecommunications and professional services industries. Mr. Williams also serves on the board of directors of Centrus Energy Corp. (formerly USEC, until its bankruptcy restructuring in 2014) and Iteris, Inc. Mr. Williams formerly served on the board of Tellabs, Inc. until it was sold in 2013 and Lightbridge Communications Corp. until it was sold in February 2015. Mr. Williams received his B.S. degree from the University of Maryland in accounting and an M.B.A. from Georgetown University. Mr. Williams’s executive leadership experience provides an important resource to the Board.

Executive Officers

Executive officers are elected by our Board and serve at its discretion. There are no family relationships between any executive officer and any director or other executive officer. No arrangement or understanding exists between any of our executive officers and any other person or persons pursuant to which any executive officer was or is to be selected as our executive officer. Set forth below is information regarding our executive officers as of March 31, 2018.

Name	Position	Age
Bryant R. Riley	Chairman and Chief Executive Officer	51
Thomas J. Kelleher	President	50
Phillip J. Ahn	Chief Financial Officer and Chief Operating Officer	48
Andrew Gumaer Alan N. Forman Howard Weitzman	Chief Executive Officer of GAG, LLC Executive Vice President, General Counsel and Secretary Senior Vice President, Chief Accounting Officer	57 57 56

Messrs. Riley, Kelleher and Gumaer’s biographical information is included with those of the other members of our Board.

Phillip J. Ahn has served as our Chief Financial Officer and Chief Operating Officer since April 2013 and previously served as our Senior Vice President, Strategy and Corporate Development from February 2010 to April 2013. Prior to joining B. Riley, Mr. Ahn served as Vice President of Altpoint Capital Partners from June 2009 to February 2010 and as Vice President of Stone Tower Equity Partners from June 2007 to June 2009. Prior to 2007, Mr. Ahn served as Senior Investment Officer at the NY State Common Retirement Fund and also held investment banking positions at both Salomon Smith Barney and CIBC World Markets. Prior to starting his investment banking career, Mr. Ahn was a research analyst at Standard & Poor’s J.J. Kenny division. Mr. Ahn received his Bachelor of Arts in Economics from the University of Michigan in 1992 and his MBA in Finance from Columbia University in 1997, graduating with Beta Gamma Sigma honors. Mr. Ahn is a CFA charterholder and member of the CFA Society New York.

Alan N. Forman has served as our Executive Vice President, General Counsel and Secretary since May 2015. Prior to joining us, Mr. Forman served as Senior Vice President and General Counsel of STR Holdings, Inc. from April 2012 until May 2015, and as Vice President and General Counsel from May 2010 to April 2012. Mr. Forman was also a partner at Brown Rudnick LLP from May 1998 to May 2010. Mr. Forman brings extensive experience in corporate and securities law including intellectual property, licensing agreements, financing transactions, corporate governance, and mergers and acquisitions. Mr. Forman holds a B.A. in Economics from Emory University and a J.D. from the George Washington University Law School.

Howard Weitzman has served as our Senior Vice President, Chief Accounting Officer since December 2009. Prior to December 2009, Mr. Weitzman served as a Senior Manager in the SEC Services Group in the audit practice at Moss Adams, LLP and also worked twelve years in public accounting at two “Big 4” accounting firms, most recently as a Senior Manager in the financial services audit practice of Deloitte & Touche, LLP. Mr. Weitzman also held various senior financial management positions, with Banner Holdings, Inc. as the Chief Financial Officer of Central Financial Acceptance Corporation and Controller and Principal Accounting Officer of Central Rents, Inc. Mr. Weitzman also served as a Senior Vice President and Chief Financial Officer of Peoples Choice Financial Corporation. Mr. Weitzman received a B.S. in Accounting from California State University, Northridge and is a California licensed Certified Public Accountant.

Committees of the Board of Directors

Our Board currently has three standing committees to facilitate and assist the Board in the execution of its responsibilities: the Audit Committee, the Compensation Committee and the Corporate Governance Committee.

Audit Committee

Our Audit Committee is composed of Messrs. Richard L. Todaro (Chairperson), Todd. D. Sims and Mikel H. Williams. The Board has affirmatively determined that each member of the Audit Committee during 2017 was, and each current member is, independent under Nasdaq Marketplace Rule 5605(a)(2), and meets all other qualifications under Nasdaq Marketplace Rule 5605(c) and the applicable rules of the SEC. The Board has also affirmatively determined that Richard L. Todaro qualifies as an “audit committee financial expert” as such term is defined in Regulation S-K under the Securities Act of 1933. During 2017, the Audit Committee held four meetings. The Audit Committee acts pursuant to a written charter (the “Audit Committee Charter”), which is available for review on our website at http://ir.brileyfin.com/corporate-governance. The responsibilities of the Audit Committee include overseeing, reviewing and evaluating our financial statements, accounting and financial reporting processes, internal control functions and the audits of our financial statements. The Audit Committee is also responsible for the appointment, compensation, retention, and as necessary, the termination of our independent auditors.

Compensation Committee

Our Compensation Committee is composed of Messrs. Robert D’Agostino (Chairperson), Robert L. Antin and Michael J. Sheldon. Messrs. Todd D. Sims and Mikel H. Williams served as members of the Compensation Committee until August 18, 2017 at which point in time Mr. Antin and Mr. Sheldon became members of the Compensation Committee. The Board has affirmatively determined that each member of the Compensation Committee during 2017 was, and each current member is, independent as such term is defined under Nasdaq Marketplace Rule 5605(a)(2) and the applicable rules of the SEC. During 2017, the Compensation Committee held two meetings. The Board has adopted a charter for the Compensation Committee (the “Compensation Committee Charter”), which is available for review on our website at http://ir.brileyfin.com/corporate-governance. The Compensation Committee reviews and makes recommendations to the Board concerning the compensation and benefits of our executive officers, including the chief executive officer, and directors, oversees the administration of our stock incentive and employee benefits plans and reviews general policies relating to compensation and benefits.

Corporate Governance Committee

Our Corporate Governance Committee is composed of Messrs. Richard L. Todaro, Robert D’Agostino and Mikel H. Williams (Chairperson). Todd D. Sims served as a member of the Corporate Governance Committee until August 18, 2017 at which point in time Mr. Williams became a member of the Corporate Governance Committee replacing Mr. Todaro as the Chairperson. The Board has affirmatively determined that each member of the Corporate Governance Committee during 2017 was, and each current member is, independent as such term is defined under Nasdaq Marketplace Rule 5605(a)(2). The Corporate Governance Committee evaluates and recommends to the Board nominees for each election of directors. During 2017, the Corporate Governance Committee held one meeting. The Board has adopted a charter for the Corporate Governance Committee (the “Corporate Governance Committee Charter”), and a copy of that charter is available for review on our website at http://ir.brileyfin.com/corporate-governance. The responsibilities of the Corporate Governance Committee include making recommendations to the Board with respect to the nominations or elections of directors and providing oversight of our corporate governance policies and practices.

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

Code of Business Conduct and Ethics

Our Board has adopted a code of business conduct and ethics (the “Code of Ethics”), which applies to all of our directors, officers and employees. The Code of Ethics is available for review on our website at http://ir.brileyfin.com/corporate-governance, and is also available in print, without charge, to any stockholder who requests a copy by writing to us at B. Riley Financial, Inc., 21255 Burbank Boulevard, Suite 400, Woodland Hills, California 91367, Attention: Investor Relations. Each of our directors, employees and officers, including our chief executive officer, chief financial officer and chief accounting officer, and all of our other principal executive officers, are required to comply with the Code of Ethics. There have not been any waivers of the Code of Ethics relating to any of our executive officers or directors in the past year.

Corporate Governance Documents

Our corporate governance documents, including the Audit Committee Charter, Compensation Committee Charter, Corporate Governance Committee Charter and Code of Ethics, are available, free of charge, on our website at http://ir.brileyfin.com/corporate-governance. Please note, however, that the information contained on the website is not incorporated by reference in, or considered part of, this Form 10-K. We will also provide copies of these documents, free of charge, to any stockholder upon written request to B. Riley Financial, Inc., 21255 Burbank Boulevard, Suite 400, Woodland Hills, California, 91367, Attention: Investor Relations.

Changes in Stockholder Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend individuals for consideration by the Corporate Governance Committee as potential nominees for director since such procedures were last described in our annual proxy statement filed with the SEC on May 1, 2017.

Item 11. Executive Compensation.

Executive Compensation

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to us by our named executive officers during fiscal 2017, 2016 and 2015.

					Non-Equity
				Stock	Incentive Plan
Name and Principal			Bonus ($)	Awards ($)	Compensation
Position (1)	Year	Salary ($)	(2) (3)	(4)	($) (5)	Total ($)
Bryant R. Riley	2017	363,462	224,384	600,005	1,086,963	2,274,814
Chairman and Chief	2016	300,000	500,000	388,057	600,000	1,788,057
Executive Officer	2015	300,000	—	380,198	471,984	1,152,182

Phillip J. Ahn	2017	347,115	56,096	300,003	583,739	1,286,953
Chief Financial Officer	2016	325,000	—	194,033	650,000	1,169,033
and Chief Operating	2015	325,000	—	190,099	511,316	1,026,415
Officer

Andrew Gumaer	2017	342,308	149,589	437,911	644,126	1,573,934
Chief Executive Officer	2016	300,000	500,000	242,537	600,000	1,642,537
of GAG, LLC	2015	300,000	—	237,624	471,984	1,009,608

Thomas J. Kelleher	2017	399,807	95,044	437,911	702,843	1,635,605
President	2016	372,926	—	242,537	745,852	1,361,315
	2015	372,926	—	237,624	586,717	1,197,267

Alan N. Forman	2017	317,789	56,096	224,998	543,482	1,142,365
Executive Vice President	2016	301,923	—	145,520	600,000	1,047,443
and General Counsel	2015	183,462	—	142,678	200,000	526,140

(1)	The table above summarizes the total compensation earned by each of our named executive officers for the fiscal years ended December 31, 2017, 2016 and 2015. As our employees, none of Messrs. Riley, Gumaer or Kelleher, each of whom were directors during all or a portion of the fiscal years ended December 31, 2017, 2016 and 2015, received any compensation for his services as a director.
(2)	Bonus amounts in 2017 and 2016 were discretionary bonuses for named executive officers approved by the Compensation Committee.
(3)	Bonus amounts in 2015 were made under our incentive plans and are reported in the “Non-equity Incentive Plan Compensation” column of the Summary Compensation Table.
(4)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of restricted stock unit grants granted during the applicable fiscal year. The assumptions used in the calculations for these amounts are described in Note 16 of the Notes to Consolidated Financial Statements in our annual report on Form 10-K for the fiscal year ended December 31, 2017. For a discussion of the material terms of each outstanding restricted stock unit grant, see the table below entitled “Outstanding Equity Awards at Fiscal Year End.”
(5)	The amounts listed in this column include non-equity incentive compensation earned by and paid to each of our named executive officers for the fiscal years ended December 31, 2017, 2016 and 2015.

Grants of Plan-Based Awards Table for 2017

The following table presents information concerning each grant made to our named executive officers in our fiscal year ended December 31, 2017, under any equity or non-equity incentive plan.

					All Other
		Estimated Future Payouts under Non-Equity			Stock
		Incentive Plan Awards			Awards:
					Number of	Grant Date
	Grant Date	Threshold	Target	Maximum	Units of	Fair Value
Name	(2)	($)	($)	($)	(#)	($) (1)
Bryant R. Riley	6/13/2017	112,500	675,000	1,350,000	38,710	600,005

Phillip J. Ahn	6/13/2017	90,625	362,500	725,000	19,355	300,003

Andrew Gumaer	6/13/2017	100,000	400,000	800,000	24,194	375,007

Thomas J. Kelleher	6/13/2017	109,116	436,463	872,926	24,194	375,007

Alan N. Forman	6/13/2017	84,375	337,500	675,000	14,516	224,998

(1)	Represents the grant date fair value, which has been computed in accordance with FASB ASC Topic 718.
(2)	On June 13, 2017, we granted Messrs. Riley, Ahn, Gumaer, Kelleher and Forman RSU awards as a component of their annual compensation for the fiscal year ended December 31, 2017, scheduled to vest one-third on May 24, 2018, one-third on May 24, 2019 and one-third on May 22, 2020, subject to continued employment with our company. Each RSU awarded represents the right to receive one share of our common stock.

Outstanding Equity Awards at December 31, 2017

The following table provides information concerning outstanding equity awards held by our named executive officers as of December 31, 2017.

	Number of	Market Value of
	Units of Stock	Units of Stock
	That Have Not	That Have Not
	Vested	Vested
Name	(#) (1)	($)(2)
Bryant R. Riley	65,714	1,189,423

Phillip J. Ahn	32,857	594,712

Andrew Gumaer	41,072	743,403

Thomas J. Kelleher	41,072	743,403

Alan N. Forman	24,642	446,020

(1)	Represent awards of restricted stock units granted under our Amended and Restated 2009 Stock Incentive Plan. Such awards in the amount of 27,004, 13,502 16,878, 16,878 and 10,126 vest for Messrs. Riley, Ahn, Gumaer, Kelleher and Forman on one-half on May 24, 2018 and one-half on May 24, 2019. In addition, such awards in the amount of 38,710, 19,355, 24,194, 24,194 and 14,516 for Messrs. Riley, Ahn, Gumaer, Kelleher and Forman vest one-third on May 24, 2018, one-third on May 24, 2019 and one-third on May 22, 2020.
(2)	The market value of awards of restricted stock units that have not yet vested is based on the number of unvested shares of stock as of December 31, 2017, multiplied by the closing sale price of our common shares on December 31, 2017 ($18.10 per share).

Stock Vested

The following table provides information on the value realized by each of our named executive officers as a result of the exercise of stock options and vesting of RSUs during 2017.

	Number of
	Shares	Value Realized
Name	Acquired on	on Vesting
(1)	(#)	($)
Bryant R. Riley	26,201	422,766

Phillip J. Ahn	13,101	211,390

Andrew Gumaer	16,375	264,219

Thomas J. Kelleher	16,375	264,219

Alan N. Forman	9,759	157,321

(1)	RSUs of Mr. Riley, Ahn, Gumaer, Kelleher and Forman vested in 2017 as follows: 13,503, 6,752, 8,439, 8,439 and 5,064 RSUs vested on May 24, 2017. The market price of our common stock on that date closed at $14.10. 12,698, 6,349, 7,936, 7,936 and 4,695 RSUs vested on December 10, 2017. The closing sale price of our common stock on that date was $18.30.

Potential Payments Upon Termination

Each of our named executive officers is subject to an employment agreement that became effective on January 1, 2018 which provides for a severance payment equal to the sum of (1) one times the executive’s base salary as in effect immediately prior to a qualifying termination plus (2) one times the executive’s target bonus for the calendar year in with the qualifying termination occurs, or if no target bonus for such calendar year has been set, the target bonus for the prior year. The employment agreements also provide for reimbursement of a portion of the executive’s insurance expenses for up to twelve months following a qualifying termination. In addition, the employment agreements provide that all unvested awards become fully vested upon a change of control. Qualifying terminations include (i) termination without cause by the company, (ii) termination due to death or disability and (iii) resignation for good reason, including resignation following a change of control.

The descriptions below provide information about the payments and other benefits to which each of our named executive officers would be entitled upon a termination of such Named Executive Officer or a change in control. The tables below show, for each Named Executive Officer, our estimates of our potential cash payments and other benefits that would have been paid to the Named Executive Officer assuming that (i) such a termination or change in control was effected as of December 31, 2017, (ii) the employment agreements described in “Employment Agreements” below were in effect on such date and (iii) the target bonus amounts for each Named Executive Officer equal the target amounts established for fiscal year 2017 and (iv) the market value of RSUs that have not vested as of December 31, 2017 was $18.10 per share, which was the closing price of our company’s common stock on December 29, 2017, the last trading day of the year. The tables below also assume that all salary amounts earned by each Named Executive Officer through the date of such a termination or change in control had already been paid. As a result, all amounts in these tables are only estimates, and the actual amounts that would be paid can only be determined at the time of the event triggering the payments.

Payments Due Upon Termination other than for Cause, including Following Change in Control

			Non-Equity
	Cash	Stock	Incentive Plan	All Other
	Payment	Awards	Compensation	Compensation	Benefits	Total
Name	($)	($)	($)	($)	($)	($)
Bryant R. Riley	600,000	1,189,423	675,000	9,678	17,371	2,491,472
Phillip J. Ahn	400,000	594,712	362,500	4,839	17,371	1,379,422
Andrew Gumaer	500,000	743,403	400,000	6,049	17,371	1,666,823
Thomas J. Kelleher	500,000	743,403	436,436	6,049	17,371	1,703,259
Alan N. Forman	375,000	446,020	337,500	3,629	—	1,162,149

Risks Related to Compensation Policies and Practices

The compensation committee has considered and regularly monitors whether our overall compensation program for employees in Fiscal 2017 creates incentives for employees to take excessive or unreasonable risks that could materially harm our business. Although risk-taking is a necessary part of building any business, the compensation committee focuses on aligning our compensation policies with the long-term interests of the company and its stockholders and avoiding short-term rewards for management or other employee decisions that could pose long-term risks to the company. We believe that several features of our compensation policies for management-level employees appropriately mitigate these risks, including a mix of long- and short-term compensation incentives that we believe is properly weighted for a company of our size, in our industry and with our stage of growth, and the uniformity of compensation policies and objectives across our employees. We also believe our internal legal and financial controls appropriately mitigate the probability and potential impact of an individual employee committing us to a harmful long-term business transaction in exchange for short-term compensation benefits.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are providing disclosure regarding the ratio of annual total compensation of Mr. Riley, our CEO, to that of our median employee. Our median employee earned $100,577 in total compensation for 2017. Based upon the total 2017 compensation reported for Mr. Riley of $2,274,814, as reported under “Total” in the Summary Compensation Table, our ratio of CEO to median employee pay was 23 to 1. Our median employee is employed in our investment bank subsidiary, B. Riley FBR, Inc.

Calculation Methodology

To identify our median employee, we identified our total employee population worldwide as of December 28, 2017, including employees from acquisitions during the year, and in accordance with SEC rules, excluded our CEO. On December 28, 2017, 89.3% of our employee population was located in the U.S., with 10.4% in India and 0.2% in Europe.

Consistently Applied Compensation Measure. We collected full-year 2017 actual gross earnings data for the December 28, 2017 employee population, including cash-based compensation and equity-based compensation that was realized in 2017, relying on our internal payroll records. Compensation was annualized on a straight-line basis for non-temporary new hire employees who did not work with our company for the full calendar year.

Once we determined the median employee, we calculated total compensation for the median employee in the same manner in which we determine the compensation shown for our NEOs in the Summary Compensation Table, in accordance with SEC rules.

Compensation Discussion and Analysis

The following compensation discussion and analysis provides information regarding certain aspects of our overall compensation philosophy and objectives and the elements of compensation paid to our named executive officers in 2017.

Executive Summary

2017 Compensation Philosophy

Our executive compensation program is designed (i) to provide incentives to our executive officers to manage and grow our businesses and (ii) to attract, retain, and motivate top quality, effective executives. In addition to general senior management responsibilities, each of our named executive officers also has revenue production or management responsibilities within our operating subsidiaries. In determining compensation for our named executive officers, the primary emphasis is on our consolidated financial performance, but each individual’s performance and/or business unit performance are considered. The effective implementation of this program plays an integral role in our success.

The compensation committee of the Board has responsibility for overseeing our compensation philosophy. The compensation committee has the primary authority to determine and recommend to the Board for final approval the compensation of our named executive officers.

Compensation Philosophy and Objectives

A substantial portion of each named executive officer’s total compensation is variable and delivered on a pay-for-performance basis. We believe this model provides a key incentive to motivate management to achieve our business objectives. The executive compensation program provides compensation opportunities contingent upon performance that we believe are competitive with practices of other similar financial services firms. We strongly believe that the components of our compensation programs align the interests of our named executive officers with our stockholders and will promote long-term stockholder value creation.

We link rewards to both corporate and individual performance, emphasizing long-term results and alignment with our stockholders’ interests. We align compensation with business strategy and risk and provide a mix of performance and retentive-based compensation. Long-term equity compensation is an integral part of our compensation program with awards of equity subject to vesting requirements, including continued employment. Although we do not have formal equity ownership guidelines for our executive officers and other key leaders of our company, we encourage our executives to maintain a meaningful ownership interest in our company, aligning their interests with those of our stockholders.

Our executives are eligible for the same benefit plans available to all of our employees, and we do not provide any executive perquisites, defined benefit plans, or other retirement benefits (other than the defined contribution plan available to employees generally).

Throughout this report, we refer to our Chief Executive Officer, our Chief Financial Officer, and each of our three other most highly compensated executive officers for 2017 as our “named executive officers.” In addition to our Chief Executive Officer and our Chief Financial Officer, this group includes our President, our Executive Vice President and General Counsel and our Chief Executive Officer of Great American Group, LLC

Principles and Objectives of Our Compensation Program

The compensation committee of our Board has discretionary authority over the compensation of our named executive officers. In developing a compensation program for our named executive officers, the compensation committee’s goal is to link compensation decisions to both corporate and individual performance, with a focus on rewarding the achievement of financial results, as well as rewarding the individual performance and accomplishments of our named executive officers in light of their respective duties and responsibilities, the impact of their actions on our strategic initiatives, and their overall contribution to the culture, strategic direction, stability and performance of our company. Our Chief Executive Officer recommends to the compensation committee the amount and form of compensation for each of our named executive officers other than himself, and the amount and form of compensation for our Chief Executive Officer is initially developed by the Chairman of the compensation committee with input from the committee’s independent compensation consultant as necessary, and is then reviewed and approved by the compensation committee. Our compensation committee retains the discretion to compensate and reward our named executive officers based on a variety of other factors, including subjective or qualitative factors.

Principles

Our compensation program for our named executive officers is designed to attract, retain and motivate executives and professionals of the highest quality and effectiveness while aligning their interests with the long term interests of our stockholders. The following five “Principles of Compensation” summarize key categories that our Board, the compensation committee, and our management team believe are critical to recognize:

•	Company Performance — All compensation decisions are made within the context of overall company performance. We evaluate company performance primarily from a financial perspective, but also from a strategic perspective.

•	Alignment — We believe that the interests of our employees and stockholders should be aligned. Compensation directly reflects both the annual and longer-term performance of the business.

•	Risk Management — Compensation practices and decisions are designed to neither encourage nor reward excessive or inappropriate risk taking.

•	Employee Contribution — An individual’s compensation, evaluated within the context of overall company results, is determined by the individual’s contribution to the business. We consider both financial and non-financial factors. In determining individual compensation, teamwork and unselfish behavior are recognized and appropriately rewarded.

•	Quality and Retention of Staff — Total compensation levels are calibrated to the market such that we remain competitive for attracting, motivating and retaining the very best people in light of our business strategy. We seek to maximize the value of an executive’s compensation through both appropriate pay design and effective communication of pay programs. Compensation is structured to encourage long-term service and loyalty.

Objectives

The compensation committee seeks, through our compensation programs, to foster an entrepreneurial, results-focused culture that we believe is critical to the success of our company and to the long-term growth of stockholder value. In addition to appropriately rewarding individual performance, viewed in light of each named executive officer’s duties, responsibilities and function, the compensation committee also believes that it is critical to encourage commitment among the named executive officers to our overall corporate objectives and culture of partnership. A key objective of our overall compensation program is for the named executive officers to have a significant portion of their compensation linked to building long-term value for our stockholders.

Role of Independent Compensation Consultant

In 2017, the compensation committee retained Pricewaterhouse Coopers. (“PwC”), an independent consulting firm, to assist the Committee in fulfilling its duties in setting compensation for our chief executive officer. PwC was engaged by and reports solely to the compensation committee, and the compensation committee has the sole authority to approve the terms of the engagement. PwC did not provide any services to the company in Fiscal 2017 other than executive compensation consulting services provided to the compensation committee. Before engaging PwC, the compensation committee determined that PwC is independent, after taking into account the factors set forth in Rule 10C-1 of the Exchange Act and NASDAQ Marketplace Rule 5605(d)(3). PwC identified a group of public peer companies to benchmark our chief executive officer’s compensation against peer company chief executive officers and market survey data. PwC’s analysis considered: (i) base salary; (ii) annual incentive compensation; (iii) total cash compensation; (iv) long-term incentive compensation; (v) total direct compensation.

2017 Peer Group

As part of its services, PwC compiled data regarding chief executive officer compensation from the following “peer” companies: Cowen Group, Inc., FBR & Co., Gain Capital Holdings, Inc., Greenhill & Co., Inc., Houlihan Lokey Inc., INTL FCStone Inc., Investment Technology Group, Inc., JMP Group Inc., Moelis & Co., Oppenheimer Holdings Inc., and Piper Jaffray Companies. This peer group includes companies primarily consisting of investment banks with revenues and market capitalizations most comparable to ours. While the compensation committee considered the level of compensation paid by the firms in the peer group as a reference point that provides a framework for its decisions regarding the chief executive officer’s compensation, in order to maintain competiveness and flexibility, the compensation committee did not target compensation at a particular level relative to the peer group. Similarly, the compensation committee did not employ a formal benchmarking strategy or rely upon specific peer–derived targets. Subsequent to the receipt of the peer group data regarding chief executive officer compensation from PwC, the compensation committee reviewed executive compensation data more broadly from the peer group in evaluating the compensation of the other named executive officers. This peer group market data is an important factor considered by the compensation committee when setting compensation, but it is only one of multiple factors considered by the compensation committee, and the amount paid to each named executive officer may be more or less than the composite market median based on individual performance, the roles and responsibilities of the executive, experience level of the individual, internal equity and other factors that the compensation committee deems important.

Review of Stockholder Advisory Votes on Our Executive Compensation

Consistent with the preference of our stockholders, which was expressed at our annual meeting of stockholders held in Hollywood, CA, our stockholders currently have the opportunity to cast an advisory vote on our executive compensation once every three years. At our 2016 annual meeting of stockholders, our executive compensation received a favorable advisory vote from 99% of the votes cast on the proposal at the meeting (which excludes abstentions and broker non-votes). The compensation committee believes this approval affirmed stockholders’ support of our approach to executive compensation, and therefore the compensation committee did not significantly change our compensation policies, philosophy, structure or levels in response to such advisory vote. The compensation committee will continue to consider the outcome of stockholder advisory votes on our executive compensation when making compensation decisions for our named executive officers and in respect of our compensation programs generally.

Elements of 2017 Compensation

This section describes the various elements of our compensation program for our named executive officers in 2017, summarized in the table below, and why the compensation committee chose to include the items in the compensation program. As detailed below, the primary elements of our compensation program during 2017 consisted of base salary, performance-based cash bonuses, or “at risk,” compensation opportunities, discretionary bonus, and long-term equity incentive compensation. We also provided benefit programs that apply to all employees. The elements of our executive compensation program are summarized as follows:

Element	Description	Function
Base Salary	Fixed cash compensation	Provides basic compensation at a level consistent with competitive practices; reflects role, responsibilities, skills, experience and performance; encourages retention

Performance-Based Cash Bonuses	Cash bonuses earned based on performance under the terms of the Management Bonus Plan (“B. Riley Bonus Plan”).	Motivates and rewards for achievement of annual company financial performance goal

Discretionary Bonuses	Discretionary bonuses awarded in circumstances where individual contribution and performance was excellent; payable in cash or stock at the discretion of the compensation committee.	Rewards excellent performance relative to the duties, responsibilities, and functions of an individual executive officer

Long-Term Equity Incentives	Equity awards granted at the compensation committee’s discretion under the Amended and Restated 2009 Stock Incentive Plan.	Motivates and rewards for financial performance over a sustained period; strengthens mutuality of interests between executives and stockholders; increases retention; rewards creation of shareholder value

Benefits	Defined contribution savings plan, healthcare plan and other standard company benefit plans. Named executive officers receive same coverage as other employees.	Provides market competitive savings and health and welfare benefit programs available to other employees based on standard eligibility criteria

Executive Perquisites and Other Arrangements	We do not provide perquisites, defined benefit plans (other than the defined contribution plan available to employees generally) or other retirement benefits or deferred compensation to our named executive officers.	Not applicable, except as noted

Base Salary

The purpose of base salary is to provide a set amount of cash compensation for each named executive officer that is not variable in nature and is generally competitive with market practices. Consistent with our performance-based compensation philosophy, the base salary for each named executive officer is targeted to account for less than half of total compensation.

The compensation committee seeks to pay our named executive officers a competitive base salary in recognition of their job responsibilities for a publicly-held company by considering several factors, including competitive factors within our industry, past contributions and individual performance of each named executive officer, as well as retention. In setting base salaries, the compensation committee is mindful of total compensation and the overall goal of keeping the amount of cash compensation that is provided in the form of base salary substantially lower than the amount of bonus opportunity that is available, assuming that performance targets are met or exceeded. In 2017, the compensation committee undertook an evaluation of the base salaries of the named executive officers in light of the substantial expansion of the scope and size of our business over the preceding two years. As part of this evaluation, the compensation committee reviewed market data from the peer group of companies described above and the authorities and responsibilities of each named executive officer. As a result, the compensation committee determined that base salaries of all the named executive officers should be increased to be more competitive with our peer group. Upon completion of this review in October 2017, the compensation committee approved increases to the annual base salaries of Mr. Riley to $600,000 per year, Mr. Kelleher to $500,000 per year, Mr. Gumaer to $500,000 per year and Mr. Ahn to $400,000 per year.

B. Riley Financial, Inc. Management Bonus Plan

The B. Riley compensation committee believes performance-based cash compensation is important to focus B. Riley’s executives on, and reward B. Riley’s executives for, achieving key objectives. In furtherance of this, in August 2015, B. Riley adopted the B. Riley Financial, Inc. Management Bonus Plan, which we refer to as the B. Riley Bonus Plan. The purpose of the B. Riley Bonus Plan is to increase stockholder value and the success of B. Riley by motivating key employees, including B. Riley’s named executive officers, to perform to the best of their abilities and to achieve B. Riley’s objectives. The B. Riley bonus plan’s goals are to be achieved by providing such employees with incentive awards only after the achievement of specified objective performance goals during specified performance periods, in each case determined by the compensation committee.

In 2017, the B. Riley compensation committee established financial targets pursuant to the B. Riley Bonus Plan for B. Riley’s executive officers, including each of B. Riley’s named executive officers. The B. Riley Bonus Plan provided for:[(i) a minimum award of 25% of base salary upon B. Riley achieving at least $42.75 million Earnings before Interest, Taxes, Depreciation and Amortization, Share Based Compensation, Transaction and Restructuring expenses and Other Non-recurring items and before factoring executive bonuses for 2017, and which we refer to as 2017 Adjusted EBITDA; (ii) a target award of 100% to 150% of base salary upon B. Riley achieving $57 million 2017 Adjusted EBITDA; and (iii) a maximum award of 200% to 300% of base salary upon B. Riley achieving $85.5 million or more 2017 Adjusted EBITDA. Such plan also provided for target awards of a prorated percentage of base salary based on the foregoing for 2017 EBITDA levels between the foregoing targets. B. Riley achieved 2017 Adjusted EBITDA representing 131% of the target and the bonuses awarded to each of our named executive officers was 161% of such individual’s respective adjusted base salary after giving effect to the base salary increases in October 2017, except for Chief Executive Officer who received a bonus equal to 242% of his adjusted base salary.

Discretionary Cash Bonus

The B. Riley compensation committee may, in its discretion, award additional special cash bonuses to reward extraordinary efforts by B. Riley’s named executive officers. For fiscal 2017, the compensation committee awarded discretionary bonuses to each of the named executive officers as follows: Mr. Riley ($224,384); Mr. Kelleher ($95,044); Mr. Gumaer ($149,589); Mr. Ahn ($56,096); and Mr. Forman ($56,096). The discretionary bonus was awarded to the named executive officers due to our outstanding performance and results of operations in fiscal 2017.

Long-Term Equity Incentive Compensation

The compensation committee believes that a significant portion of our named executive officer compensation should be in the form of equity awards as a retention tool, and to align further the long-term interests of our named executive officers with those of our other stockholders. In addition, the compensation committee makes annual grants of long-term, performance-based incentive compensation awards to the named executive officers.

The compensation committee understands that equity incentive compensation can promote high-risk behavior if the incentives it creates for short-term performance are not properly aligned with the interests of our company over the long-term. The compensation committee believes that the structure of our company’s long-term equity incentive compensation appropriately mitigates the risk by directly aligning the recipients’ interests with those of our company. We use judgment and discretion rather than relying solely on formulaic results, and do not use highly leveraged incentives that drive risky short-term behavior. Instead, we reward consistent and longer-term performance. Our long-term equity incentive compensation rewards long-term performance on a per share basis.

In fiscal 2015, 2016 and 2017, the compensation committee awarded restricted stock unit grants under B. Riley’s Amended and Restated 2009 Stock Incentive Plan to B. Riley’s named executive officers, as further described above in “Executive Compensation—Summary Compensation Table.” The compensation committee believes that these grants, which vest over a period of time, appropriately align the interests of our named executive officers with those of the our stockholders and retain, motivate and reward such executives.

Timing Mix and Level of Equity Compensation Awards

In determining the number and type of equity awards to grant in any fiscal year, the compensation committee considers a variety of factors, including the responsibilities and seniority of the Named Executive Officer, the contribution that the Named Executive Officer is expected to make to our company in the coming years and has made in the past, and the size and terms of prior equity awards granted to the Named Executive Officer. Decisions regarding these equity awards are typically made at the compensation committee’s first fiscal quarter meeting at which executive compensation for the coming year is determined. However, the compensation committee may also grant equity awards from time to time based on individual and corporate achievements and other factors it deems relevant, such as for retention purposes or to reflect changes in responsibilities or similar events or circumstances.

Change in Control and Post-Termination Severance Benefits

The employment agreements for each of our named executive officers provide them certain benefits if their employment is terminated under specified conditions, including a termination in connection with a change in control. The compensation committee believes these benefits are important elements of each Named Executive Officer’s comprehensive compensation package, primarily for their retention value and their alignment of the interests of our named executive officers with those of our stockholders. The details and amounts of these benefits are described under “Executive Compensation—Potential Payments Upon Termination or Change in Control” below.

Deductibility of Executive Compensation

Section 162(m) of the Code generally limits our corporate tax deduction for compensation paid to certain executive officers to $1 million per year. Prior to December 22, 2017, when the Tax Cuts and Jobs Act of 2017 (“TCJA”) was signed into law, this limitation did not apply to compensation that qualified as “performance-based” compensation under Section 162(m) of the Code. Under the TCJA, this “performance-based” exception is repealed for taxable years beginning after December 31, 2017, except with respect to certain “grandfathered” compensation. The Compensation Committee intends to maximize our ability to deduct executive compensation for tax purposes to the extent structuring our executive compensation for tax purposes is in alignment with our compensation philosophy. The Compensation Committee nonetheless reserves the right to use its judgment to authorize compensation payments that may not be deductible when the committee believes that such payments are appropriate and in the best interests of our shareholders, after taking into account changing business conditions or the executive officer’s performance. The Compensation Committee will continue to monitor developments under the TCJA and will continue to consider steps that might be in our best interests to comply with Section 162(m) of the Code, including the impact from the TJCA.

Employment Agreements

Prior Employment Agreements

Employment Agreement with Bryant R. Riley

On June 18, 2014, we entered into an employment agreement with Bryant R. Riley. Pursuant to the terms of such employment agreement, from and after June 18, 2014, Mr. Riley is entitled to receive an annual base salary of $300,000, subject to adjustment in the sole discretion of the compensation committee. On October 2, 2017, the compensation committee approved an increase to Mr. Riley’s annual base salary to $600,000. Such employment agreement also provides for the award of an annual discretionary bonus and the reimbursement of certain business expenses. The employment agreement also contains an indemnification provision wherein we promise to defend, indemnify, and hold Mr. Riley harmless to the fullest extent permitted by law against any and all liabilities incurred by Mr. Riley in connection with his employment by us. The term of such employment agreement is three years from June 18, 2014, which term shall be automatically extended for one year terms, unless either party gives the other party not less than 90 days’ prior written notice of the intention to not extend such employment agreement automatically.

Employment Agreement with Andrew Gumaer

In May 2014, we entered into amended and restated employment agreement with Andrew Gumaer in connection with the BRC acquisition, with changes effective as of June 18, 2014, the date of the initial closing of the BRC acquisition. Pursuant to the terms of such employment agreement, Mr. Gumaer is entitled to receive an annual base salary of $300,000, subject to adjustment in the sole discretion of the compensation committee. On October 2, 2017, the compensation committee approved an increase to Mr. Gumaer’s annual base salary to $500,000. Such employment agreement also provides for the award of an annual discretionary bonus and the reimbursement of certain business expenses. Such employment agreement also contains an indemnification provision wherein we promise to defend, indemnify, and hold Mr. Gumaer harmless to the fullest extent permitted by law against any and all liabilities incurred by Mr. Gumaer in connection with employment by us. The term of each such employment agreement is three years from June 18, 2014, which term shall be automatically extended for one year terms, unless either party gives the other party not less than 90 days’ prior written notice of the intention to not extend such employment agreement automatically.

Employment Agreement with Alan N. Forman

In April 2015, we entered into an employment agreement with Alan N. Forman to serve as our Executive Vice President, General Counsel and Secretary effective May 12, 2015. Mr. Forman is entitled to receive an annual base salary of $300,000, subject to adjustment in the discretion of the Chief Executive Officer of the company and the compensation committee. On October 2, 2017, the compensation committee approved an increase to Mr. Forman’s annual base salary to $375,000. Such employment agreement also provides for the award of an annual discretionary bonus and the reimbursement of certain business expenses. Such employment agreement also contains an indemnification provision wherein we promise to defend, indemnify, and hold Mr. Forman harmless to the fullest extent permitted by law against any and all liabilities incurred by Mr. Forman in connection with employment by us. The term of the employment agreement is for an initial period of two years from May 12, 2015, which term shall be automatically be extended for one year on the first anniversary date of the effective date of the employment agreement and on each anniversary date thereafter. The Company may terminate the employment agreement upon 90 days’ prior written notice. In the event employment is terminated, the employment agreement provides for the payment of employee’s target bonus for the then fiscal year pro-rated through the date of termination and the acceleration of the vesting of all outstanding RSU awards on the date immediately prior to the date of termination. In addition, the employment agreements provides for all outstanding RSU awards to accelerate and vest upon a change in control.

New Employment Agreements

On December 29, 2017, the compensation committee approved the entrance by the company into new employment agreements with each of the named executive officers effective January 1, 2018. The employment agreements with each of Mr. Riley, Mr. Gumaer and Mr. Forman replace the prior employment agreements such individuals had with the company. Mr. Kelleher and Mr. Ahn previously did not have employment agreements with the company.

The terms of the new employment agreements generally provide, among other things, for the following for each such individual:

●	An annual base salary subject to review and adjustment on an annual basis, in the initial amounts of: $600,000 per year for Mr. Riley, $400,000 per year for Mr. Ahn, $500,000 per year for Mr. Gumaer, $500,000 per year for Mr. Kelleher and $375,000 per year for Mr. Forman.
●	Eligibility for annual performance bonuses based on such individual’s performance and/or our performance in accordance with our Management Bonus Plan, with a target bonus equal to not less than 100% of such individual’s annual base salary.
●	Eligibility for each fiscal year to receive an annual long-term incentive award under our equity incentive plan with a value of no less than 50% of such individual’s annual base salary (but in no event more than 50,000 restricted stock units). Each such award will be subject to approval of the compensation committee and vest annually over a three year period.
●	Notwithstanding the terms of any existing agreement or plan, all outstanding unvested stock options, restricted stock units, stock appreciation rights and other unvested equity linked awards granted to such individual during the term of such individual’s employment agreement shall become fully vested upon a Change of Control and exercisable for the remainder of their full term.

●	Participation in benefit plans for our executives, reimbursement for all reasonable and necessary out-of-pocket expenses incurred by such individual in the performance of such individual’s respective duties and paid time off in accordance with our policies.
●	A requirement for each party to give twenty (20) days prior written notice to terminate such individual’s employment.
●	If such individual is terminated with Cause (as defined in the employment agreements) or resigns without Good Reason (as defined in the employment agreements), such individual receives such individual’s base salary, benefits and accrued unused leave through termination, as well as a pro rata portion of any target bonus for the year of termination (or if no target bonus for such calendar year has been set on or prior to the effective date of termination, the target bonus for the prior year).
●	If such individual is terminated without Cause, for death or for Disability (as defined in the employment agreements) or resigns for Good Reason, such individual receives, subject to the execution of a general release, a severance payment payable in one lump sum within 45 days of termination in an amount equal to the sum of (a) one (1) times such individual’s base salary and (b) one (1) times such individual’s target bonus for the year of termination (or if no target bonus for such calendar year has been set on or prior to the effective date of termination, the target bonus for the prior year). In such circumstances, such individual shall also be eligible for reimbursement for COBRA premiums for the difference between the monthly COBRA premium paid by such individual for himself (and his dependents, if applicable) and the monthly premium amount paid by similarly situated active executives, for a period ending upon the earliest of the twelve (12) month anniversary of such termination and the date on which such individual becomes eligible to receive substantially similar coverage from another employer.

Director Compensation

We use cash and equity based compensation to attract and retain qualified candidates to serve on our Board. In setting director compensation, we consider the significant amount of time that members of the Board expend in fulfilling their duties to us, the skill level required of such members and other relevant information. The compensation committee and the Board have the primary responsibility for reviewing, considering any revisions to, and approving director compensation. We do not pay our management directors for board service in addition to their regular employee compensation.

Prior to August 18, 2017, each of our non-employee directors received annual fees of $25,000 in cash, payable in quarterly installments, and $25,000 in equity in the form of restricted stock units under our Amended and Restated 2009 Stock Incentive Plan. Since August 18, 2017, each of our non-employee directors has received annual fees of $40,000 in cash, payable in quarterly installments, and $40,000 in equity in the form of restricted stock units under our Amended and Restated 2009 Stock Incentive Plan. Such restricted stock units are subject to vesting and will vest on the earlier of the date of our annual meeting or June 1, 2018, subject to continued service on the Board through such vesting date. Such vesting is subject to full acceleration in the event of certain change in control transactions for us.

In addition to the foregoing, the chairpersons of the Audit Committee, the compensation committee and Corporate Governance Committee receive annual fees of $5,000, $2000 and $2,000, respectively, and each of our non-employee directors that is a member of the Audit Committee, Compensation Committee and Corporate Governance Committee receives annual fees of $2,500, $1,000 and $1,000, respectively.

From time to time, our non-employee directors may receive additional compensation through equity compensation or otherwise at the discretion of the disinterested directors of the Board for extraordinary service relating to their capacity as members of the Board.

The following table summarizes the total compensation that members of the Board (other than directors who are named executive officers) earned during the fiscal year ended December 31, 2017 for services rendered as members of the Board.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (4)	Total ($)
Robert D’Agostino	37,720	40,000	87,720
Robert L. Antin	20,412	40,000	80,412
Richard Hendrix (2)	—	—	—
Michael J. Sheldon	18,215	40,000	58,215
Todd D. Sims	39,540	40,000	79,540
Richard L. Todaro	40,906	40,000	80,906
Mikel H. Williams	38,679	40,000	78,679
Gary K. Wunderlich, Jr. (3)	—	—	—

(1)

Bryant R. Riley, our Chief Executive Officer and Chairman, Thomas J. Kelleher, a member of the Board and our President, and Andrew Gumaer, a member of the Board and the Chief Executive Officer of GAG, LLC are not included in this table because as employees Messrs. Riley, Kelleher and Gumaer received no additional compensation for services as directors for 2017. The compensation received by Messrs. Riley, Kelleher and Gumaer as our employees is shown in the summary compensation table provided above in “Executive Compensation—Summary Compensation Table.”

(2)

Richard Hendrix served as a director from June 1, 2017 to October 13, 2017 and did not receive any compensation for his services as a director since he served as a consultant during his tenure on the Board. See “Certain Relationships and Related Party Transactions” below for a description of the terms of his arrangement with the company.

(3)

Gary K. Wunderlich, Jr. did not receive any compensation for his services as a director since he also serves as an employee of the company. See “Certain Relationships and Related Party Transactions” below for a description of the terms of his employment.

(4)	The amounts in the Stock Awards column reflect the aggregate grant date fair value of restricted stock units granted to the applicable director in 2017 calculated in accordance with FASB ASC 718. We granted 2,606 restricted stock units to Messrs. D’Agostino, Antin, Sheldon, Sims, Todaro and Williams on August 18, 2017 for such directors’ annual stock grant of $40,000 as a non-employee director. The grant date fair value of the restricted stock units was $15.35 per share on August 18, 2017. All awards vest on the earlier of June 1, 2018 or our 2018 annual meeting. Vesting for all such awards is subject to full acceleration in the event of certain change in control transactions with respect to us and is contingent upon continued service of the applicable director on the Board through the applicable vesting date. As of December 31, 2017, a total of 15,636 restricted stock units granted to Messrs. D’Agostino, Antin, Sheldon, Sims, Todaro and Williams remain outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of the shares of our common stock as of February 28, 2018, by (i) each person we know to be the beneficial owner of 5% or more of the outstanding shares of our common stock; (ii) each executive officer listed in the Summary Compensation Table; (iii) each of our directors; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the address of the individuals listed below is the address appearing on the cover of this Annual Report.

	Shares Beneficially Owned (2)
Name or Group of Beneficial Owners (1)	Number	Percent
Directors and Named Executive Officers:
Bryant R. Riley (3)	4,262,561	16.0%
Phillip J. Ahn	41,906	*
Thomas J. Kelleher (4)	490,527	1.8%
Andrew Gumaer (5)	621,166	2.3%
Alan N. Forman	17,875	*

Gary K. Wunderlich, Jr.	139,180	*
Robert D’Agostino	119,234	*
Robert L. Antin	200,000	*
Michael J. Sheldon	—	*
Todd D. Sims	4,533	*
Richard L. Todaro	20,169	*
Mikel H. Williams	44,234	*

Executive officers and directors as a group (13 persons):	5,981,390	22.5%

5% Stockholders:

Daniel Asher and associated persons (6)	2,349,882	8.8%
Funds associated with Elliott Associates, L.P. (7)	2,306,450	8.7%
Neil S. Stubin as President and Manager of MILFAM LLC. and associated persons (8)	2,107,420	7.9%
Funds associated with Nokomis Capital, L.L.C. (9)	1,352,084	5.1%

*	Represents less than 1%.
(1)	Unless otherwise indicated, the business address of each holder is c/o B. Riley Financial, Inc., 21255 Burbank Blvd., Suite 400, Woodland Hills, CA 91367.
(2)	Applicable percentage ownership is based on 26,633,266 shares of our common stock outstanding as of February 28, 2018. Beneficial ownership is determined in accordance with the rules of the SEC and is based on voting and investment power with respect to shares, subject to the applicable community property laws. Shares of our common stock subject to options or other contractual rights currently exercisable, or exercisable within 60 days after February 28, 2018, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person.
(3)	Represents 3,998,364 of our common shares beneficially owned by Mr. Riley directly or jointly with his wife, 2,180 of our common shares beneficially owned by Mr. Riley in custodial accounts for his children, 61,917 of our common shares held of record by the B. Riley and Co., LLC 401(k) Profit Sharing Plan FBO Bryant Riley, which we refer to as the riley profit sharing plan, and 200,000 of our common shares held of record by the Robert Antin Children Irrevocable Trust dtd 1/1/01, which we refer to as the Antin Trust. Mr. Riley serves as the trustee of the riley profit sharing plan and the Antin Trust and, as such, has the power to vote or dispose of the securities held of record by each of the riley profit sharing plan and the Antin Trust and may be deemed to beneficially own such securities. The business address of each of Mr. Riley, the riley profit sharing plan and the Antin Trust is 11100 Santa Monica Blvd., Suite 800, Los Angeles, California 90025.
(4)	Represents 31,879 of our common shares beneficially owned by Mr. Kelleher, 456,248 of our common shares held of record by Mr. Kelleher and M. Meighan Kelleher as trustees for the Kelleher Family Trust, 600 of our common shares held with dispositive power for Mary Meighan Kelleher IRA, 600 of our common shares held with dispositive power for Lyndsey Kelleher, 600 of our common shares held of record by Thomas J. Kelleher as UTMA custodian for daughter Kaitlin Kelleher and 600 of our common shares held with dispositive power for Mackenna Kelleher.
(5)	Represents (i) 285,166 of our common shares held of record by Mr. Gumaer and (ii) 336,000 of our common shares held of record by Andrew & Dana Gumaer as Trustees for the Gumaer Living Trust, as to which Mr. Gumaer disclaims beneficial ownership except to the extent of such pecuniary interest.

(6)	An amended Schedule 13D filed with the SEC on June 5, 2017 indicates that, as of June 2, 2017, Daniel Asher had (i) sole voting and dispositive power over 349,882 of our common shares, and (ii) with DJ Fund Investments, LLC and associated persons, shared voting and dispositive power over 2,000,000 of our common shares. As of May 24, 2017, Mr. Asher’s most recent filing on Form 4 indicates that, as of May 22, 2017, Mr. Asher had beneficial ownership of 2,344,193 of our common shares, 2,000,000 of which are held of record by DJ Fund Investments, LLC and associated persons. The business address of Daniel Asher and associates is: c/o Equitec Group LLC, 111 W. Jackson Blvd., Suite 2000, Chicago, IL 60604.
(7)	Based on information provided on a Schedule 13D/A filed with the SEC on July 25, 2014 by the Liverpool Limited Partnership, a limited partnership organized and existing under the laws of Bermuda, which we refer to as LLP, and Middleton International Limited, a Cayman Islands exempted company, which we refer to as MIL. Represents 807,180 of our common shares held of record by LLP and 1,499,270 of our common shares held of record by MIL. LLP is a wholly owned subsidiary of Elliott Associates, L.P., a Delaware limited partnership, which we refer to as EALP, and MIL is a wholly owned subsidiary of Elliott International, L.P., a Cayman Islands limited partnership, which we refer to as EILP. Paul E. Singer, Elliott Capital Advisors, L.P., a Delaware limited partnership, which we refer to as Capital Advisors, which is controlled by Mr. Singer, and Elliott Special GP, LLC, a Delaware limited liability company, which we refer to as Special GP, which is controlled by Mr. Singer, are the general partners of EALP. Elliott International Capital Advisors Inc., a Delaware corporation, which we refer to as EICA, is the investment manager for EILP. Hambledon, Inc., a Cayman Islands corporation , which we refer to as Hambledon, which is also controlled by Mr. Singer, is the sole general partner of EILP. The business address of each of LLP, MIL, EALP, Mr. Singer, Capital Advisors, Special GP and EICA is 40 West 57th Street, New York, New York 10019. The business address of EILP and Hambledon is c/o Maples & Calder, P.O. Box 309, Ugland House, South Church Street, George Town, Cayman Islands, British West Indies.
(8)	An amended Schedule 13G filed with the SEC on January 23, 2018 indicates that, as of January 12, 2018, Neil S. Stubin, who has succeeded to the position of President and Manager of MILFAM LLC, which serves as manager, general partner, or investment advisor of a number of entities formerly managed or advised by the late Lloyd I. Miller, III. Mr. Stubin also serves as trustee of a number of Miller family trusts had (i) sole voting and dispositive power with respect to 1,904,771 of our common shares as (A) manager of a limited liability company that is the adviser to certain trusts, (B) manager of a limited liability company that is the general partner of a certain limited partnership, (C) manager of a limited liability company, and (D) an individual, and (ii) shared voting and dispositive power with respect to 202,649 of our common shares as (A) an advisor to the trustee of a certain trust, and (B) with respect to shares owned by Mr. Miller’s wife. The business address of Neil S. Stubin is 3300 South Dixie Hwy, Suite 1-365, West Palm Beach, FL 33405
(9)	An amended Schedule 13G filed with the SEC on February 14, 2018 indicates that, as of December 31, 2017, Nokomis Capital, L.L.C had sole voting and dispositive power over no B. Riley common shares, and shared voting and dispositive power with its principal, Brett Hendrickson, over 1,352,084 B. Riley common shares. The business address of Nokomis Capital, L.L.C and Mr. Brett Hendrickson is 2305 Cedar Springs Rd., Suite 420, Dallas, TX 75201

Equity Compensation Plan Information

B. Riley Amended and Restated 2009 Stock Incentive Plan

Information about the B. Riley Amended and Restated 2009 (the “Plan”) equity compensation plan at December 31, 2017 was as follows:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by our stockholders (1)	792,264	—	1,925,178
Equity compensation plans not approved by our stockholders (2)	—	—	—
Total	792,264	—	1,925,178

(1)	Includes our Amended and Restated 2009 Stock Incentive Plan.
(2)	All of our equity compensation plans were approved by our stockholders.
(3)	Awards listed in column (a) are restricted stock unit awards, which have no associated exercise price.

FBR & Co. Amended and Restated 2006 Long-Term Stock Incentive Plan

In connection with the acquisition of FBR on June 1, 2017, the equity awards previously granted or available for issuance under the FBR & Co. 2006 Long-Term Stock Incentive Plan (the “FBR Stock Plan”) may be issued under the Plan. Information about the FBR Stock Plan at December 31, 2017 was as follows:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by our stockholders (1)	1,066,133	—	2,013,401
Equity compensation plans not approved by our stockholders (2)	—	—	—
Total	1,066,133	—	2,013,401

(1)	Includes our FBR Stock Plan.
(2)	All of our equity compensation plans were approved by our stockholders.
(3)	Awards listed in column (a) are restricted stock unit awards, which have no associated exercise price.

For more information on our equity compensation plans, see Notes 16 and 17 of the Notes to Consolidated Financial Statements in our annual report on Form 10-K for the fiscal year ended December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Other than as described below, since the beginning of fiscal year 2017, there were no transactions to which we were or are a party or currently proposed transactions which we are to be a party in which the amount involved exceeds $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or member of such person’s immediate family had or will have a direct or indirect material interest.

John Ahn, President of our subsidiaries Great American Capital Partners, LLC, is the brother of Phillip J. Ahn, one of our executive officers. Mr. J. Ahn was also President of B. Riley & Co, LLC until September 2016. Mr. J. Ahn’s total compensation, consisting of base salary, bonus, commissions, and restricted stock unit grants in fiscal year 2017 for services rendered to us was $1,105,518, including the receipt of restricted stock unit grants of 15,348 of our common shares with a grant date fair value of $247,185, calculated in accordance with FASB ASC 718, that vests as follows: 2,445 of such restricted stock units vest one-third on each of January 31, 2018, January 31, 2019, and January 31, 2020, and 12,903 of such restricted stock units vest one-third on each of May 24, 2018, May 24, 2019 and May 22, 2020, subject to the individual’s Continuous Service (as defined in our Amended and Restated 2009 Stock Incentive Plan) through the applicable vesting date. Mr. J. Ahn participates in various of our employee benefit programs, including health insurance benefits, life insurance benefits, and group life and long-term disability coverage, under the plans generally available to all other salaried employees.

Agreements with Richard Hendrix

Richard Hendrix served as a member of our Board from June1, 2017 until October 13, 2017. On February 17, 2017, in connection with our acquisition of FBR, we entered into an employment agreement with Mr. Hendrix. That agreement provided that Mr. Hendrix would serve as a member of our Board and President and Chief Executive Officer of our brokerage business. Under the agreement Mr. Hendrix was entitled to receive an annual base salary of $750,000 and be eligible to receive an annual bonus based on specified performance criteria. The agreement also provided that upon a termination of employment without cause or by Mr. Hendrix for good reason, in addition to any earned but unpaid amounts for service prior to the date of termination, Mr. Hendrix would be entitled to: (i) a payment equal to 1.5 times the sum of the annual salary paid and the average annual incentive bonuses earned in the two completed fiscal years prior to the date of termination, which, prior to a change in control and prior to the first anniversary of the closing date, was not to be less than $1.5 million; (ii) a pro rata annual incentive payment based on annualized financial performance of the brokerage business for the fiscal year; (iii) immediate vesting of certain equity awards; and (iv) three years of health insurance coverage. In addition, the agreement contained restrictive covenants prohibiting the disclosure of confidential information and, during the term of his employment and for a 12-month period following the termination of his employment by, competing with our brokerage business and soliciting the employees and customers of B. Riley & Co., LLC and its affiliates. Subsequently, on July 3, 2017, in connection with the termination of Mr. Hendrix’s employment, we entered into a Severance Agreement and General Release and a Consulting Services Agreement (together, the “Separation Agreements”). Under the Separation Agreements, in consideration for a general release of claims and a termination of our obligations under the employment agreement, Mr. Hendrix received a one-time payment of $500,000 and accelerated vesting of all of his outstanding equity awards other than certain performance-based equity awards. Mr. Hendrix also agreed to continue to abide by the non-solicitation and confidentiality obligations of his employment agreement and to provide ongoing consulting services for a twelve month period for which his compensation is $50,000 per month plus certain specified commission opportunities.

Agreements with Gary K. Wunderlich, Jr.

Employment Agreement. In connection with our acquisition of Wunderlich Securities, we entered into an employment agreement with entry into the Merger Agreement, Mr. Wunderlich entered into an employment agreement with Gary Wunderlich. Upon closing of that transaction on July 3, 2017, Mr. Wunderlich became a member of our Board. Mr. Wunderlich’s employment agreement provides that, beginning on July 3, 2017, Mr. Wunderlich will serve as Chief Executive Officer of Wunderlich and Wunderlich Securities, Inc., a wholly owned subsidiary of Wunderlich, for a fixed employment term ending on July 3, 2020, except that if there is a “change in control”, the term will automatically extend so as to be at least two years from the date of such change in control. Under his agreement, Mr. Wunderlich receives a base salary at a minimum rate of $500,000 per annum; is eligible to participate in our incentive compensation and benefit plans; and received an award of restricted stock units in respect of shares of our Common Stock having an aggregate grant date fair market value equal to $1.5 million, which award will vest in five equal annual installments on each of the first five anniversaries of July 3, 2017, subject to continued employment. The agreement also provides for an award of restricted stock units in an amount not to exceed $1 million on or about July 3, 2019, subject to Mr. Wunderlich’s continued employment through the grant date and the achievement of certain performance goals related to gross revenue, which award will vest in three equal installments on each of the first three anniversaries of the grant date, subject to continued employment.

Upon a termination of employment without cause or by Mr. Wunderlich with good reason, in addition to any earned but unpaid amounts for service prior to the date of termination, Mr. Wunderlich will be entitled to: (i) a payment equal to 1.5 times the sum of the annual salary paid and the average annual incentive bonuses and commissions earned in the three completed fiscal years prior to the date of termination (which amount, prior to a change in control, will not exceed $4 million); (ii) a pro rata annual incentive payment based on actual performance; (iii) immediate vesting of outstanding equity awards, other than certain performance awards, which will remain eligible to vest based on the achievement of the applicable performance goals; (iv) 24 months of health insurance coverage; and (v) if such termination of employment occurs prior to the grant of the performance-based restricted stock unit award described above, a cash payment equal to $1 million. Upon a termination of employment due to Mr. Wunderlich’s death or disability, in addition to any earned but unpaid amounts for service prior to the date of termination, Mr. Wunderlich will be entitled to a pro rata annual incentive payment, the vesting of outstanding equity awards (generally as described in clauses (ii) and (iii) above), and, if applicable, the payment described in clause (v) above.

In addition, the agreement contains restrictive covenants prohibiting the disclosure of confidential information and, during the term of his employment and for a 12-month period following the termination of his employment with or without cause or his resignation with or without good reason, competing with our business in the wealth management, investment advisory, capital markets, financial advisory, and/or institutional sales and trading businesses and soliciting our employees and customers.

Lock-Up Agreement. In connection with our acquisition of Wunderlich Securities, we also entered into a lock-up agreement with Mr. Wunderlich under which he agreed not to transfer any shares of our Common Stock for a period of two years (other than a bona fide pledge). The lock-up agreement, however, permits Mr. Wunderlich to transfer up to 10% of the shares of our Common Stock he received in the transaction during each year of the lock-up agreement.

Registration Rights Agreement. In connection with our acquisition of Wunderlich Securities, we also entered into the registration rights agreement with Mr. Wunderlich which provides him certain rights to require that we register for resale the shares he received in that transaction.

Escrow Agreement

On July 31, 2009, Andrew Gumaer and the other individual who was then a member of GAG, LLC, contributed all of their membership interests of GAG, LLC to us, which we refer to as the contribution, in exchange for our common shares and subordinated unsecured promissory notes issued in favor of Mr. Gumaer, the other member and the phantom equityholders of GAG, LLC. Concurrently with the contribution, Alternative Asset Management Acquisition Corp., which we refer to as AAMAC, merged with and into AAMAC Merger Sub, Inc., our subsidiary, which transaction, together with the contribution, we refer to as the AAMAC acquisition.

In connection with the consummation of the AAMAC acquisition, we entered into an escrow agreement, dated as of July 31, 2009, which we refer to as the escrow agreement, with AAMAC, GAG, LLC, Andrew Gumaer, as representative of the members and phantom equityholders of GAG, LLC, and Continental Stock Transfer & Trust Company, as escrow agent, to provide a fund (a) to secure the indemnification obligations of GAG, LLC to AAMAC against losses that we, as the surviving entity of the AAMAC acquisition, may sustain as a result of (i) the inaccuracy or breach of any representation or warranty made by GAG, LLC in the acquisition agreement relating to the AAMAC acquisition or any schedule or certificate delivered by GAG, LLC in connection with such agreement and (ii) the non-fulfillment or breach of any covenant or agreement made by GAG, LLC in such agreement, (b) to offset against any working capital shortfall pursuant to the acquisition agreement relating to the AAMAC acquisition or (c) to offset against any inventory amount shortfall. Pursuant to the escrow agreement, among other things, Mr. Gumaer and as the other member of GAG, LLC placed in escrow an aggregate of 66,000 of our common shares, which we refer to as the escrowed indemnification shares.

The escrowed indemnification shares currently remain in escrow and are reserved to offset against any inventory amount shortfall pursuant to the escrow agreement until the date that all of the specified inventory assets of GAG, LLC is sold. These shares will remain in escrow until such claims are resolved, at which time the remaining escrowed indemnification shares shall be promptly returned to Mr. Gumaer and the other member.

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

Director Independence

Our Board has unanimously determined that six (6) of our directors, Messrs. Antin, D’Agostino, Sheldon, Sims, Todaro and Williams, a majority of the Board, are “independent” directors as that term is defined by Nasdaq Marketplace Rule 5605(a)(2). In addition, based upon such standards, the Board determined that Messrs. Riley, Gumaer, Hendrix, Kelleher and Wunderlich are not “independent” because of their service as employees of the company.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees for services provided to us by Marcum for the fiscal years ended December 31, 2016 and 2017:

	Fiscal 2016	Fiscal 2017
Audit Fees (1)	$730,650	$1,293,320
Audit-Related Fees (2)	46,055	122,569
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$776,705	$1,405,888

(1)	Audit Fees consist of audit and various attest services performed by Marcum and include the following: (1) fees for fiscal 2016 include (a) reviews of our financial statements for the quarterly periods ended March 31, 2016, June 30, 2016 and September 30, 2016 and (b) the audit of our financial statements for the fiscal year ended December 31, 2016 and (c) services rendered in connection with the filing of registration statements and underwriter comfort letters and (2) fees for fiscal year 2017 include (a) reviews of our financial statements for the quarterly periods ended March 31, 2017, June 30, 2017 and September 30, 2017 (b) the audit of our financial statements and internal control over financial reporting for the fiscal year ended December 31, 2017 and (c) services rendered in connection with the filing of registration statements and underwriter comfort letters.
(2)	Audit-Related Fees consist of fees for assurance and related services performed by Marcum that are related to the performance of the audit or review of our financial statements other than audit fees.

Audit Committee Pre-Approval Policy

 As a matter of policy, all audit and non-audit services provided by our independent registered public accounting firm are approved in advance by the Audit Committee, which considers whether the provision of non-audit services is compatible with maintaining such firm’s independence. All services provided by Marcum LLP during fiscal years 2016 and 2017 were pre-approved by the Audit Committee. The Audit Committee has considered the role of Marcum LLP in providing services to us for the fiscal year ended December 31, 2017, and has concluded that such services are compatible with their independence as our auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

(b)	Exhibits and Index to Exhibits, below.

*	Previously filed with our Annual Report on Form 10-K filed with the SEC on March 14, 2018, which is being amended hereby.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

2.1+	Acquisition Agreement, dated May 19, 2014, by and among the registrant, Darwin Merger Sub I, Inc., B. Riley Capital Markets, LLC, B. Riley and Co. Inc., B. Riley & Co. Holding, LLC, Riley Investment Management LLC, and Bryant Riley.	8-K	2.1	5/19/2014

2.2+	Agreement and Plan of Merger, dated as of May 4, 2016, by and among the registrant, Unify Merger Sub, Inc., and United Online, Inc.	8-K	2.1	5/6/2016

2.3+	Amended and Restated Agreement and Plan of Merger, dated as of March 15, 2017, and effective as of February 17, 2017, by and among FBR & Co., the registrant and BRC Merger Sub, LLC.	S-4/A (File No. 333-216763)	Appendix A	5/1/2017

2.4+	Merger Agreement, dated as of May 17, 2017, by and among the registrant, Foxhound Merger Sub, Inc., Wunderlich Investment Company, Inc. and the Stockholder Representative.	8-K	2.1	5/18/2017

2.5+	Agreement and Plan of Merger, dated as of November 9, 2017, by and among the registrant, B. R. Acquisition Ltd. and magicJack VocalTec Ltd.	8-K	2.1	11/9/2017

3.1	Amended and Restated Certificate of Incorporation, dated as of August 17, 2015.	8-K	3.1	8/18/2015

3.2	Amended and Restated Bylaws, dated as of November 6, 2014.	10-Q	3.6	11/6/2014

4.1	Form of common stock certificate.	10-K	4.1	3/30/2015

4.2	Base Indenture, dated as of November 2, 2016, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	11/2/2016

4.3	First Supplemental Indenture, dated as of November 2, 2016, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.2	11/2/2016

4.4	Form of 7.50% Senior Note due 2021.	8-K	4.2	11/2/2016

4.5	Second Supplemental Indenture, dated as of May 31, 2017, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	5/31/2017

4.6	Form of 7.50% Senior Note due 2027.	8-K	4.1	5/31/2017

4.7	Third Supplemental Indenture, dated as of December 13, 2017, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	12/13/2017

4.8	Form of 7.25% Senior Note due 2027.	8-K	4.1	12/13/2017

10.1	Security Agreement, dated as of October 21, 2008, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association (Successor to Wells Fargo Retail Finance, LLC).	10-Q	10.8	8/31/2009

10.2	Escrow Agreement, dated as of July 31, 2009, by and among Alternative Asset Management Acquisition Corp., the registrant, Andrew Gumaer, as the Member Representative, and Continental Stock Transfer & Trust Company.	8-K	10.6	8/6/2009

10.3#	Form of Director and Officer Indemnification Agreement.	8-K	10.11	8/6/2009

10.4	Loan and Security Agreement (Accounts Receivable & Inventory Line of Credit), dated as of May 17, 2011, by and between BFI Business Finance and Great American Group Advisory & Valuation Services, LLC.	8-K	10.1	5/26/2011

10.5	Second Amended and Restated Credit Agreement, dated as of July 15, 2013, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association.	8-K	10.1	7/19/2013

10.6	Third Amended and Restated Guaranty, dated as of July 15, 2013, by and between the registrant and Great American Group, LLC, in favor of Wells Fargo Bank, National Association.	8-K	10.2	7/19/2013

10.7	Uncommitted Liquidation Finance Agreement, dated as of March 19, 2014, by and among GA Asset Advisors Limited, each special purpose vehicle affiliated to GA Asset Advisors Limited which accedes to such agreement, and Burdale Financial Limited.	8-K	10.1	3/25/2014
10.8	Master Guarantee and Indemnity, dated as of March 19, 2014, by and among GA Asset Advisors Limited, the registrant, Great American Group, LLC, Great American Group WF, LLC, Burdale Financial Limited and Wells Fargo Bank, National Association.	8-K	10.2	3/25/2014

10.9#	Employment Agreement, dated as of May 19, 2014, by and between the registrant and Bryant Riley.	8-K	10.5	5/19/2014

10.10#	Amended and Restated Employment Agreement, dated as of May 19, 2014, by and between the registrant and Andrew Gumaer.	8-K	10.6	5/19/2014

10.11	Form of Registration Rights Agreement.	8-K	10.2	5/19/2014

10.12	First Amendment to Credit Agreement and Limited Consent and Waiver, dated as of May 28, 2014, by and among Wells Fargo Bank, National Association, Great American Group WF, LLC, Great American Group, Inc. and Great American Group, LLC.	10-Q	10.8	8/14/2014

10.13	Subordinated Unsecured Promissory Note, dated March 10, 2015, issued by the registrant to Riley Investment Partners, L.P.	10-Q	10.5	5/7/2015

10.14	Third Amendment to Credit Agreement, dated as of February 5, 2015, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association.	10-Q	10.7	5/7/2015

10.15	Fourth Amendment to Credit Agreement, dated as of February 19, 2015, by and between Great American Group WF, LLC, GA Retail, Inc. and Wells Fargo Bank, National Association.	10-Q	10.8	5/7/2015

10.16#	Amended and Restated 2009 Stock Incentive Plan.	10-Q	10.1	8/11/2015

10.17#	Amended and Restated 2009 Stock Incentive Plan - Form of Restricted Stock Unit Agreement.	10-Q	10.2	8/11/2015

10.18#	Amended and Restated 2009 Stock Incentive Plan - Stock Bonus Program and Form of Stock Bonus Award Agreement.	10-Q	10.3	8/11/2015

10.19#	Employment Agreement, dated as of April 13, 2015, by and between the registrant and Alan N. Forman.	10-Q	10.4	8/11/2015

10.20#	B. Riley Financial, Inc. Management Bonus Plan.	8-K	10.1	8/18/2015

10.21	Fifth Amendment to Credit Agreement, dated June 10, 2016, by and among Great American Group WF, LLC, GA Retail, Inc. and Wells Fargo Bank, National Association.	10-Q	10.1	8/5/2016

10.22	Sixth Amendment and Joinder under Credit Facility among Great American Group WF, LLC and Wells Fargo Bank, National Association as Lender October 5, 2016.	10-Q	10.1	11/14/2016

10.23	Underwriting Agreement, dated as of October 27, 2016, by and among the registrant, Wunderlich Securities, Inc. and Compass Point Research & Trading LLC, as representative of the several underwriters named therein.	8-K	1.1	11/2/2016

10.24#	Employment Agreement, dated as of February 17, 2017, by and among B. Riley & Co., LLC, Richard J. Hendrix and the registrant.	8-K	10.1	6/1/2017

10.25	Credit Agreement, dated as of April 13, 2017, by and among United Online, Inc., the subsidiaries of United Online, Inc. from time to time party thereto and Banc of California, N.A.	10-Q	10.1	5/10/2017

10.26	Security and Pledge Agreement, dated as of April 13, 2017, by and among United Online, Inc., the subsidiaries of United Online, Inc. from time to time party thereto and Banc of California, N.A.	10-Q	10.2	8/8/2017

10.27	Unconditional Guaranty, dated as of April 13, 2017, by the registrant in favor of Banc of California, N.A..	10-Q	10.3	8/8/2017

10.28	Seventh Amendment to Credit Agreement, dated as of April 21, 2017, by and among Great American Group WF, LLC, GA Retail, Inc., GA Retail Canada, ULC, Wells Fargo Bank, National Association and Wells Fargo Capital Finance Corporation Canada.	8-K	10.1	4/27/2017

10.29#	Employment Agreement, dated as of May 17, 2017, by and among the registrant, Wunderlich Investment Company, Inc. and Gary K. Wunderlich, Jr.	8-K	10.2	7/5/2017

10.30	Underwriting Agreement, dated as of May 23, 2017, by and among the registrant, FBR Capital Markets & Co. and B. Riley & Co. LLC as representatives of the several underwriters named therein.	8-K	1.1	5/24/2017

10.31	At Market Issuance Sales Agreement, dated as of June 28, 2017, by and between the registrant and FBR Capital Markets & Co.	8-K	1.1	6/28/2017

10.32	Warrant Agreement, dated as of July 3, 2017, by and between the registrant and Continental Stock Transfer & Trust Company.	8-K	10.1	7/5/2017

10.33#	Registration Rights Agreement, dated as of July 3, 2017, by and among the registrant and the persons listed on the signature pages thereto.	8-K	10.4	7/5/2017

10.34	Consulting Services Agreement, dated as of July 3, 2017, by and between Richard J. Hendrix and FBR Capital Markets & Co.	10-Q	10.9	8/8/2017
10.35#	Severance Agreement and General Release, dated as of July 3, 2017, by and among the registrant, Richard J. Hendrix, FBR Capital Markets & Co. and B. Riley & Co., LLC.	10-Q	10.10	8/8/2017

10.36	Underwriting Agreement, dated as of December 6, 2017, by and among the registrant and B. Riley FBR, Inc., as representative of the several underwriters named therein.	8-K	1.1	12/6/2017

10.37	At Market Issuance Sales Agreement, dated December 18, 2017, by and between the registrant and B. Riley FBR, Inc.	8-K	1.1	12/19/2017

10.38#	Employment Agreement, dated as of January 1, 2018, by and between the registrant and Bryant R. Riley.	8-K	10.1	1/5/2018

10.39#	Employment Agreement, dated as of January 1, 2018, by and between the registrant and Thomas J. Kelleher.	8-K	10.2	1/5/2018

10.40#	Employment Agreement, dated as of January 1, 2018, by and between Great American Group, LLC. and Andrew Gumaer.	8-K	10.3	1/5/2018

10.41#	Employment Agreement, dated as of January 1, 2018, by and between the registrant and Phillip J. Ahn.	8-K	10.4	1/5/2018

10.42#*	Employment Agreement, dated as of January 1, 2018, by and between the registrant and Alan N. Forman.

10.43	Debt Conversion and Purchase and Sale Agreement, dated January 12, 2018, by and among B. Riley Financial, Inc., bebe stores, inc. and The Manny Mashouf Living Trust.	8-K	10.1	1/16/2018

12.1*	Computation of Ratios of Earnings to Fixed Charges

21.1*	Subsidiary List

23.1*	Consent of Marcum LLP

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.3***	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.4***	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with Form 10K on March 14, 2018.
**	Furnished with Form 10K on March 14, 2018.
***	Filed herewith.

+	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Securities and Exchange Commission upon request.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 4, 2018

B. RILEY FINANCIAL, INC.

By:	/s/ PHILLIP J. AHN
Phillip J. Ahn
Chief Financial Officer and Chief Operating Officer