Form 10-Q
period 2018-03-31
B. Riley Financial, Inc.
filed 2018-05-08
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 4, 2018, there were 25,737,552 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

B. Riley Financial, Inc.

Quarterly Report on Form 10-Q

For The Quarter Ended March 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Assets
Cash and cash equivalents	$74,339	$132,823
Restricted cash	23,371	19,711
Due from clearing brokers	47,896	31,479
Securities and other investments owned, at fair value	150,817	145,360
Securities borrowed	861,092	807,089
Accounts receivable, net	25,382	20,015
Due from related parties	6,016	5,689
Advances against customer contracts	7,695	5,208
Prepaid expenses and other assets	39,468	22,605
Property and equipment, net	11,467	11,977
Goodwill	98,771	98,771
Other intangible assets, net	54,788	56,948
Deferred income taxes	29,227	29,229
Total assets	$1,430,329	$1,386,904
Liabilities and Equity
Liabilities
Accounts payable	$3,180	$2,650
Accrued expenses and other liabilities	57,746	71,685
Deferred revenue	3,519	3,141
Due to related parties and partners	2,378	1,578
Securities sold not yet purchased	19,736	28,291
Securities loaned	854,723	803,371
Mandatorily redeemable noncontrolling interests	4,536	4,478
Notes payable	1,886	2,243
Senior notes payable	210,960	203,621
Total liabilities	1,158,664	1,121,058

Commitments and contingencies
B. Riley Financial, Inc. stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 40,000,000 shares authorized; 26,677,422 and 26,569,462 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	261,413	259,980
Retained earnings	10,882	6,582
Accumulated other comprehensive loss	(754)	(534)
Total B. Riley Financial, Inc. stockholders’ equity	271,543	266,030
Noncontrolling interests	122	(184)
Total equity	271,665	265,846
Total liabilities and equity	$1,430,329	$1,386,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

 (Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2018	2017
Revenues:
Services and fees	$88,187	$52,818
Interest income - Securities lending	7,553	—
Sale of goods	38	79
Total revenues	95,778	52,897
Operating expenses:
Direct cost of services	11,652	17,601
Cost of goods sold	41	59
Selling, general and administrative expenses	68,098	24,152
Restructuring charge	217	374
Interest expense - Securities lending	5,168	—
Total operating expenses	85,176	42,186
Operating income	10,602	10,711
Other income (expense):
Interest income	128	132
Loss from equity investments	(672)	—
Interest expense	(4,227)	(791)
Income before income taxes	5,831	10,052
(Provision for) benefit from income taxes	(989)	3,849
Net income	4,842	13,901
Net income (loss) attributable to noncontrolling interests	339	(120)
Net income attributable to B. Riley Financial, Inc.	$4,503	$14,021

Basic income per share	$0.17	$0.73
Diluted income per share	$0.17	$0.71

Cash dividends per share	$0.16	$0.26

Weighted average basic shares outstanding	26,219,277	19,181,749
Weighted average diluted shares outstanding	27,271,819	19,626,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$4,842	$13,901
Other comprehensive (loss) income:
Change in cumulative translation adjustment	(220)	645
Other comprehensive (loss) income, net of tax	(220)	645
Total comprehensive income	4,622	14,546
Comprehensive income (loss) attributable to noncontrolling interests	339	(120)
Comprehensive income attributable to B. Riley Financial, Inc.	$4,283	$14,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

(Dollars in thousands)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, January 1, 2017	—	$—	19,140,342	$2	$141,170	$9,887	$(1,712)	$1,045	$150,392
Issuance of common stock for acquisition of MK Capital, LLC - contingent equity consideration on February 2, 2017	—	—	166,666	—	1,151	—	—	—	1,151
Share based payments	—	—	—	—	907	—	—	—	907
Dividends on common stock	—	—	—	—	—	(5,020)	—	—	(5,020)
Net income (loss) for the three months ended March 31, 2017	—	—	—	—	—	14,021	—	(91)	13,930
Foreign currency translation adjustment	—	—	—	—	—	—	645	—	645
Balance, March 31, 2017	—	$—	19,307,008	$2	$143,228	$18,888	$(1,067)	$954	$162,005

Balance, January 1, 2018	—	$—	26,569,462	$2	$259,980	$6,582	$(534)	$(184)	$265,846
Vesting of restricted stock, net of shares withheld for employer taxes	—	—	107,960	—	(1,125)	—	—	—	(1,125)
Share based payments	—	—	—	—	2,558	—	—	—	2,558
Dividends on common stock	—	—	—	—	—	(203)	—	—	(203)
Net income for the three months ended March 31, 2018	—	—	—	—	—	4,503	—	306	4,809
Foreign currency translation adjustment	—	—	—	—	—	—	(220)	—	(220)
Balance, March 31, 2018	—	$—	26,677,422	$2	$261,413	$10,882	$(754)	$122	$271,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$4,842	$13,901
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,337	2,042
Provision for doubtful accounts	305	325
Share-based compensation	2,558	907
Non-cash interest and other	186	15
Effect of foreign currency on operations	(48)	(1,167)
Loss from equity investments	672	—
Deferred income taxes	—	(9,124)
Impairment of leaseholds, lease loss accrual and loss on disposal of fixed assets	286	—
Income allocated for mandatorily redeemable noncontrolling interests	175	402
Change in operating assets and liabilities:
Due from clearing brokers	(16,417)	—
Securities and other investments owned	(5,457)	(24,514)
Securities borrowed	(54,003)	—
Accounts receivable and advances against customer contracts	(8,078)	(347)
Goods held for sale or auction	22	—
Prepaid expenses and other assets	(16,034)	242
Accounts payable, accrued payroll and related expenses, accrued value added tax payable and other accrued expenses	(10,049)	(11,127)
Amounts due to/from related parties and partners	473	(10,908)
Securities sold, not yet purchased	(8,555)	813
Deferred revenue	378	(315)
Securities loaned	51,352	—
Net cash used in operating activities	(54,055)	(38,855)
Cash flows from investing activities:
Purchases of property and equipment	(693)	(191)
Proceeds from sale of intangible assets	—	459
Equity investments	(3,575)	—
Net cash (used in) provided by investing activities	(4,268)	268
Cash flows from financing activities:
Repayment of notes payable	(357)	—
Payment of contingent consideration	—	(1,250)
Proceeds from issuance of senior notes	7,267	—
Payment of debt issuance costs	(76)	—
Payment of employment taxes on vesting of restricted stock	(1,125)	—
Dividends paid	(1,779)	(5,020)
Distribution to noncontrolling interests	(117)	(571)
Net cash provided by (used in) financing activities	3,813	(6,841)
Decrease in cash, cash equivalents and restricted cash	(54,510)	(45,428)
Effect of foreign currency on cash, cash equivalents and restricted cash	(314)	2,088
Net decrease in cash, cash equivalents and restricted cash	(54,824)	(43,340)
Cash, cash equivalents and restricted cash, beginning of year	152,534	115,399
Cash, cash equivalents and restricted cash, end of period	$97,710	$72,059

Supplemental disclosures:
Interest paid	$9,008	$1,386
Taxes paid	$136	$71

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

On November 9, 2017, the Company entered into an Agreement and Plan of Merger with B. R. Acquisition Ltd., an Israeli corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and magicJack VocalTec Ltd., an Israeli corporation (“magicJack”), pursuant to which Merger Sub will merge with and into magicJack, with magicJack continuing as the surviving corporation and as an indirect subsidiary of the Company. Subject to the terms and conditions of the Agreement and Plan of Merger, each outstanding share of magicJack will be converted into the right to receive $8.71 in cash without interest, representing approximately $143,500 in aggregate merger consideration. The closing of the transaction is subject to the receipt of certain regulatory approvals and the satisfaction of other closing conditions. It is anticipated that the acquisition of magicJack will close in the third quarter of 2018.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)       Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of B. Riley Financial, Inc. and its wholly-owned and majority-owned subsidiaries. The condensed consolidated financial statements also include the accounts of (a) Great American Global Partners, LLC which is controlled by the Company as a result of its ownership of a 50% member interest, appointment of two of the three executive officers and significant influence over the funding of operations, and (b) GA Retail Investments, L.P. which is controlled by the Company as a result of its ownership of a 50% partnership interest, appointment of executive officers and significant influence over the operations. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 14, 2018. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

(b)	Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expense during the reporting period. Estimates are used when accounting for certain items such as valuation of securities, reserves for accounts receivable and slow moving goods held for sale or auction, the carrying value of intangible assets and goodwill, the fair value of mandatorily redeemable noncontrolling interests, fair value of share-based arrangements and accounting for income tax valuation allowances. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

(c)	Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers using the modified retrospective method and the impact was determined to be immaterial on our consolidated financial statements. The new revenue standard was applied prospectively in our condensed consolidated financial statements from January 1, 2018 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods.

Revenues are recognized when control of the promised goods or performance obligations for services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for the goods or services.

Revenues from contracts with customers in the Capital Markets segment, Auction and Liquidation segment, Valuation and Appraisal segment, and Principal Investments – United Online segment are primarily comprised of the following:

Capital Markets segment - Fees earned from corporate finance and investment banking services are derived from debt, equity and convertible securities offerings in which the Company acted as an underwriter or placement agent. Fees from underwriting activities are recognized as revenues when the performance obligation for the services related to the underwriting transaction is satisfied under the terms of the engagement and is not subject to any other contingencies. Fees are also earned from financial advisory services rendered in connection with client mergers, acquisitions, restructurings, recapitalizations and other strategic transactions. The performance obligation for financial advisory services is satisfied over time as work progresses on the engagement and services are delivered to the client. The performance obligation for financial advisory services may also include success and performance based fees which are recognized as revenue when the performance obligation is no longer constrained and it is not probable that the revenue recognized would be subject to significant reversal in a future period. Generally, it is probable that the revenue recognized is no longer subject to significant reversal upon the closing of the investment banking transaction.

Fees from wealth and asset management services consist primarily of investment management fees that are recognized over the period the performance obligation for the services are provided. Investment management fees are primarily comprised of fees for investment management services and are generally based on the dollar amount of the assets being managed.

Revenues from sales and trading are recognized when the performance obligation is satisfied and include commissions resulting from equity securities transactions executed as agent or principal and are recorded on a trade date basis and fees paid for equity research.

Auction and Liquidation segment - Commission and fees earned on the sale of goods at auction and liquidation sales are recognized when evidence of a contract or arrangement exists, the transaction price has been determined, and the performance obligation has been satisfied when control of the product and risks of ownership has been transferred to the buyer. The commission and fees earned for these services are included in revenues in the accompanying condensed consolidated statements of income. Under these types of arrangements, revenues also include contractual reimbursable costs

Revenues earned from auction and liquidation services contracts where the Company guarantees a minimum recovery value for goods being sold at auction or liquidation are recognized over time when the performance obligation is satisfied. We generally use the cost-to-cost measure of progress for our contracts because it best depicts the transfer of services to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Costs to fulfill the contract include labor and other direct costs related to the contract. Due to the nature of the guarantees and performance obligations under these contracts, the estimation of revenue that is ultimately earned is complex and subject to many variables and requires significant judgment. It is common for these contracts to contain provisions that can either increase or decrease the transaction price upon completion of our performance obligations under the contract. Estimated amounts are included in the transaction price at the most likely amount it is probable that a significant reversal of revenue will not occur. Our estimates of variable consideration and determination of whether or not to include estimated amounts in the transaction price are based on an assessment of our anticipated performance under the contract taking into consideration all historical, current and forecasted information that is reasonably available to us. Costs that directly relate to the contract and expected to be recoverable are capitalized as an asset and included in advances against customer contracts the accompanying condensed consolidated balance sheets. These costs are amortized as the services are transferred to the customer over the contract period, which generally does not exceed six months, and the expense is recognized a component of direct cost of services. If, during the auction or liquidation sale, the Company determines that the total costs to be incurred on a performance obligation under a contract exceeds the total estimated revenues to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.

Valuation and Appraisal segment - Revenues in the Valuation and Appraisal segment are primarily comprised of fees for valuation and appraisal services. Revenues are recognized when the performance obligation is completed and is generally at the point in time upon delivery of the completed services to the customer. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs.

Principal Investments – United Online segment - Revenues in the Principal Investments - United Online segment include subscription service revenues that are derived primarily from fees charged to pay accounts and are recognized in the period in which the transaction price has been determinable and the related performance obligations for services are provided to the customer. The Company’s pay accounts generally pay in advance for their services by credit card, PayPal, automated clearinghouse or check, and revenues are then recognized ratably over the service period. Payments from pay accounts received in advance of our performance obligations are recorded in the condensed consolidated balance sheets as deferred revenue.

Advertising revenues consist primarily of amounts from the Company’s Internet search partner that are generated as a result of users utilizing the partner’s Internet search services and amounts generated from display advertisements. The Company recognizes such advertising revenues in the period in which the advertisement is displayed or, for performance-based arrangements, when the related performance criteria are met. In determining whether an arrangement exists, the Company ensures that a written contract is in place, such as a standard insertion order or a customer-specific agreement. The Company assesses whether performance criteria have been met and whether the transaction price is determinable based on a reconciliation of the performance criteria and the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of customer-provided performance data to the contractual performance obligation and to internal or third-party performance data in circumstances where that data is available.

Sale of product revenues are derived primarily from the sale of mobile broadband service devices to customers and includes the related shipping and handling fees.

Revenues from other sources in the Capital Markets segment is primarily comprised of (i) interest income from securities lending activities, (ii) related net trading gains and losses from market making activities, the commitment of capital to facilitate customer orders, (iii) trading activities from our principal investments in equity and other securities for the Company’s account, and (iv) other income.

Interest income from securities lending activities consists of interest income from equity and fixed income securities that are borrowed from one party and loaned to another. The Company maintains relationships with a broad group of banks and broker-dealers to facilitate the sourcing, borrowing and lending of equity and fixed income securities in a “matched book” to limit the Company’s exposure to fluctuations in the market value or securities borrowed and securities loaned.

Other revenues includes (i) net trading gains and losses from market making activities in our fixed income group, (ii) carried interest from our asset management recognized as earnings from financial assets within the scope of ASC 323 - Investments - Equity Method and Joint Ventures, and therefore will not be in the scope of ASC 606 - Revenue from Contracts with Customers. In accordance with ASC 323 - Investments - Equity Method and Joint Ventures, the Company will record equity method income (losses) as a component of investment income based on the change in our proportionate claim on net assets of the investment fund, including performance-based capital allocations, assuming the investment fund was liquidated as of each reporting date pursuant to each fund’s governing agreements, and (iii) other miscellaneous income.

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

Revenue from one liquidation engagement represented 12.2% of total revenues during the three months ended March 31, 2017. Revenues in the Capital Markets, Valuation and Appraisal and Principal Investments – United Online segments are currently primarily generated in the United States. Revenues in the Auction and Liquidation segment are primarily generated in the United States, Australia, Canada and Europe.

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

The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $93 and $181 for the three months ended March 31, 2018 and 2017, respectively. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

(h)	Share-Based Compensation

The Company’s share-based payment awards principally consist of grants of restricted stock and restricted stock units. In accordance with the applicable accounting guidance, share-based payment awards are classified as either equity or liabilities. For equity-classified awards, the Company measures compensation cost for the grant of membership interests at fair value on the date of grant and recognizes compensation expense in the condensed consolidated statements of income over the requisite service or performance period the award is expected to vest. The fair value of the liability-classified award will be subsequently remeasured at each reporting date through the settlement date. Change in fair value during the requisite service period will be recognized as compensation cost over that period.

(i)	Restructuring Charge

The Company recorded a restructuring charge in the amount of $217 and $374 during the three months ended March 31, 2018 and 2017, respectively. The restructuring charge of $217 during the three months ended March 31, 2018 was primarily related to the planned consolidation of office space related to operations in the capital markets segment. The restructuring charge of $374 during the three months ended March 31, 2017 was primarily comprised of employee termination costs related to a reduction in personnel in the principal investment – United Online segment of our operations.

The following table summarizes the changes in accrued restructuring charge during the three months ended March 31, 2018:

Three Months Ended March 31, 2018
Accrued restructuring charge, beginning of year	$2,600
Restructuring charge	217
Cash paid	(1,221)
Non-cash items	(20)
Accrued restructuring charge, end of period	$1,576

The following tables summarize the restructuring activities during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018				2017
	Capital Markets	Principal Investments - United Online	Corporate	Total	Capital Markets	Principal Investments - United Online	Corporate	Total
Restructuring charge:
Employee termination (recovery) costs	$(29)	$—	$—	$(29)	$—	$374	$—	$374
Facility closure and consolidation charge (recovery)	284	—	(38)	246	—	—	—	—
Total restructuring charge (recovery)	$255	$—	$(38)	$217	$—	$374	$—	$374

(j)	Income Taxes

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

As of March 31, 2018, restricted cash balance of $23,371 included $14,000 held in escrow as a deposit related to a customer contract, $8,904 of cash collateral related to certain retail liquidation engagements and $467 cash segregated in a special bank account for the collateral for one of our telecommunication suppliers. As of December 31, 2017, restricted cash balance of $19,711 included $19,197 of cash collateral related to a retail liquidation engagement and $514 cash segregated in a special bank account for the benefit of customers related to our broker dealer subsidiary and collateral for one of our telecommunication suppliers.

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

The Company accounts for securities lending transactions in accordance with ASC “Topic 210: Balance Sheet,” which requires companies to report disclosures of offsetting assets and liabilities. The Company does not net securities borrowed and securities loaned and these items are presented on a gross basis in the condensed consolidated balance sheets.

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

Accounts receivable represents amounts due from the Company’s auction and liquidation, valuation and appraisal, capital markets and principal investments - United Online customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. Bad debt expense and changes in the allowance for doubtful accounts for the three months ended March 31, 2018 and 2017 are included in Note 5.

(p)	Advances Against Customer Contracts

Advances against customer contracts represent advances of contractually reimbursable expenses incurred prior to, and during the term of the auction and liquidation services contract. These advances are charged to expense in the period that revenue is recognized under the contract.

(q)	Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Depreciation and amortization expense was $1,177 and $520 for the three months ended March 31, 2018 and 2017, respectively.

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

As of March 31, 2018 and December 31, 2017, the Company’s securities owned and securities sold not yet purchased at fair value consisted of the following securities:

	March 31, 2018	December 31, 2017
Securities and other investments owned:
Common stocks and warrants	$69,869	$67,306
Corporate bonds	7,769	6,539
Fixed income securities	2,896	2,329
Loans receivable	29,176	33,713
Partnership interests and other	41,107	35,473
	$150,817	$145,360

Securities sold not yet purchased:
Common stocks	$12,190	$19,145
Corporate bonds	4,102	1,175
Fixed income securities	334	699
Partnership interests and other	3,110	7,272
	$19,736	$28,291

(s)	Fair Value Measurements

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

The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2018, Using
	Fair value at March 31, 2018	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities and other investments owned:
Common stocks and warrants	$69,869	$35,982	$—	$33,887
Corporate bonds	7,769	—	7,769	—
Fixed income securities	2,896	—	2,896	—
Loans receivable	29,176	—	—	29,176
Partnership interests and other	38,546	615	1,012	36,919
Total assets measured at fair value	$148,256	$36,597	$11,677	$99,982

Liabilities:
Securities sold not yet purchased:
Common stocks	$12,190	$12,190	$—	$—
Corporate bonds	4,102	—	4,102	—
Fixed income securities	334	—	334	—
Partnership interests and other	3,110	3,110	—	—
Total securities sold not yet purchased	19,736	15,300	4,436	—

Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,536	—	—	4,536
Total liabilities measured at fair value	$24,272	$15,300	$4,436	$4,536

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2017, Using
	Fair value at December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities and other investments owned:
Common stocks and warrants	$67,306	$38,960	$—	$28,346
Corporate bonds	6,539	—	6,539	—
Fixed income securities	2,329	—	2,329	—
Loans receivable	33,713	—	—	33,713
Partnership interests and other	31,883	686	5,093	26,104
Total assets measured at fair value	$141,770	$39,646	$13,961	$88,163

Liabilities:
Securities sold not yet purchased:
Common stocks	$19,145	$19,145	$—	$—
Corporate bonds	1,175	—	1,175	—
Fixed income securities	699	—	699	—
Partnership interest and other	7,272	7,272	—	—
Total securities sold not yet purchased	28,291	26,417	1,874	—

Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,478	—	—	4,478
Total liabilities measured at fair value	$32,769	$26,417	$1,874	$4,478

As of March 31, 2018, securities and other investments owned included $2,561 of investment funds valued at NAV per share as a practical expedient. As such, total securities and other investments owned of $150,817 in the condensed consolidated balance sheets at March 31, 2018 included investments in investment funds of $2,561 and securities and other investments owned in the amount of $148,256 as outlined in the fair value table above.

As of December 31, 2017, securities and other investments owned included $3,590 of investment funds valued at NAV per share as a practical expedient. As such, total securities and other investments owned of $145,360 in the condensed consolidated balance sheets at December 31, 2017 included investments in investment funds of $3,590 and securities and other investments owned in the amount of $141,770 as outlined in the fair value table above.

As of March 31, 2018 and December 31, 2017, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $99,982 and $88,163, respectively, or 7.0% and 6.4%, respectively, of the Company’s total assets. In determining the fair value for these Level 3 financial assets, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity.

The changes in Level 3 fair value hierarchy during the three months ended March 31, 2018 and 2017 are as follows:

	Level 3	Level 3 Changes During the Period				Level 3
	Balance at	Fair	Relating to	Purchases,	Transfer in	Balance at
	Beginning of	Value	Undistributed	Sales and	and/or out	End of
	Period	Adjustments	Earnings	Settlements	of Level 3	Period
Three Months Ended March 31, 2018
Common stocks and warrants	$28,346	$(1,885)	$578	$6,848	$—	$33,887
Loans receivable	33,713	(417)	—	(4,120)	—	29,176
Partnership interests and other	26,104	(193)	(161)	11,169	—	36,919
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,478	—	58	—	—	4,536

Three Months Ended March 31, 2017
Common stocks	$299	$87	$—	$(385)	$—	$1
Corporate bonds	160	—	—	—	—	160
Loans receivable	—	—	—	11,831	—	11,831
Partnership interests	13,426	2,061	—	284	—	15,771
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	3,214	—	(24)	—	—	3,190
Contingent consideration	1,242	8	—	(1,250)	—	—

The fair value adjustment for contingent consideration of $8 represents imputed interest for the three months ended March 31, 2017. The amount reported in the table above also for the three months ended March 31, 2018 and 2017 includes the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis.

The carrying amounts reported in the condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value based on the short-term maturity of these instruments.

The carrying amount of the senior notes payable approximates fair value because the contractual interest rates or effective yields of such instruments are consistent with current market rates of interest for instruments of comparable credit risk.

During the three months ended March 31, 2018 and 2017, there were no assets or liabilities measured at fair value on a non-recurring basis.

(t)	Derivative and Foreign Currency Translation

The Company periodically uses derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain auction and liquidation engagements with operations outside the United States. During the three months ended March 31, 2018, the Company’s use of derivative consisted of the purchase of forward exchange contracts (a) in the amount of $54,406 Canadian dollars, of which $10,703 remained open at March 31, 2018 and will settle in April 2018, and (b) $1,500 Euro’s that settled in March 2018. During the three month ended March 31, 2017, the Company’s use of derivatives consisted of the purchase of forward exchange contracts in the amount of $25,000 Australian dollars that was settled on January 31, 2017. The forward exchange contract was entered into to improve the predictability of cash flows related to a retail store liquidation engagement that was completed in December 2016. The net gain from forward exchange contracts was $30 and net loss from forward exchange contracts was $70 during the three months ended March 31, 2018 and 2017, respectively.

The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. Transaction gains were $138 and transaction losses were $324 during the three months ended March 31, 2018 and 2017, respectively. These amounts are included in selling, general and administrative expenses in our condensed consolidated statements of income.

(u)	Common Stock Warrants

The Company issued 821,816 warrants to purchase common stock of the Company in connection with the acquisition of Wunderlich Investment Company, Inc., a Delaware corporation (“Wunderlich”) on July 3, 2017. The common stock warrants entitle the holders of the warrants to acquire shares of the Company’s common stock from the Company at a price of $17.50 per share (the “Exercise Price”), subject to, among other matters, the proper completion of an exercise notice and payment. The Exercise Price and the number of shares of Company common stock issuable upon exercise are subject to customary anti-dilution and adjustment provisions, which include stock splits, subdivisions or reclassifications of the Company’s common stock. The common stock warrants expire on July 3, 2022.

(v)	Equity Investment

At December 31, 2017, the Company had a loan receivable from bebe stores, inc. (“bebe”) with a fair value of $16,867 included in securities and other investments owned. On January 12, 2018, the loan receivable in the amount of $16,867 plus accrued interest of $51 was converted into 2,819,528 shares of common stock of bebe, representing a conversion price at $6.00 per share. On January 12, 2018, the Company also purchased 500,000 shares of bebe common stock at $6.00 per share of which 250,000 shares were newly issued common stock by bebe and 250,000 shares were purchased from the majority shareholder of bebe. In total, the Company acquired 3,319,528 shares of bebe common stock as a result of these transactions resulting in an ownership of approximately 29% of bebe’s outstanding common shares.

The equity ownership in bebe is accounted for under the equity method of accounting. The carrying value for the bebe investment at March 31, 2018 was $19,529 and is included in prepaid expenses and other assets in the condensed consolidated balance sheets. For the three months ended March 31, 2018, the equity loss from the 29% ownership in bebe was $388 and is included in loss from equity investments on the condensed consolidated statements of income for the three months ended March 31, 2018.

(w)	Statements of Cash Flows – Supplemental Non-cash Disclosures

During the three months ended March 31, 2018, non-cash investing activities included the conversion of a loan receivable in the amount of $16,867 and accrued interest receivable of $51 into an equity investment that totaled $16,918 as more fully discussed in Note 2(v) above.

(x)	Variable Interest Entity

In January 2018, the operations of GACP II, LP, a private debt investment limited partnership (the “Partnership”) commenced operations. The Company’s investment in the Partnership is a Variable Interest Entity (“VIE”) since the unaffiliated limited partners do not have substantive kick-out or participating rights to remove the Company’s subsidiary that is the general partner managing the Partnership. The Company has determined that it is not the primary beneficiary due to the fact that its fee arrangements are considered at-market and thus not deemed to be variable interests, and it does not hold any other interests in the Partnership that are considered to be more than insignificant. The Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion at each reporting date. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly by the Company or indirectly through related parties. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that the Company is not the primary beneficiary, a quantitative analysis may also be performed.

The carrying value of the Company’s investments in the VIE that was not consolidated is shown below.

March 31, 2018
Partnership investments	$1,730
Due from related party	62
Maximum exposure to loss	$1,792

(y)	Recent Accounting Pronouncements

In March 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU 2018-05: Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Cuts and Jobs Act (“Tax Reform Act”). The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations. This ASU also discusses required disclosures that an entity must make with regard to the Tax Reform Act. This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded. The Company has adopted this standard and will continue to evaluate indicators that may give rise to a change in our tax provision as a result of the Tax Reform Act. See Note 10 for additional information on the Tax Reform Act.

In February 2016, the FASB issued ASU No. 2016-02: Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 will be effective for the Company in fiscal year 2019, but early application is permitted. The Company is currently evaluating the impact of this update on the consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for us in our first quarter of fiscal year 2019, but early application is permitted. The Company has not yet adopted this update and is currently evaluating the impact it may have on its financial condition and results of operations.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. This standard simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The revised guidance will be applied prospectively, and is effective for calendar year-end SEC filers for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has not yet adopted this update and currently evaluating the effect this new standard will have on its financial condition and results of operations

On January 1, 2018, we adopted ASU 2016-18 – Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) using the retrospective method which requires adjustment to prior periods in the statement of cash flows. ASU 2016-18 clarifies how restricted cash should be presented on the statement of cash flows and requires companies to include restricted cash with cash and cash equivalents when reconciling the beginning of period and end of period totals on the statement of cash flows. Restricted cash previously classified under investing activities is now included in the reconciliation of beginning and ending cash on the statement of cash flows. The adoption of ASU 2016-18 did not have a material impact on the Company’s financial condition and results of operations.

On January 1, 2018, we adopted ASC 606 – Revenue from Contracts with Customers using the modified retrospective method and the impact was determined to be immaterial on our consolidated financial statements. The new revenue standard was applied prospectively in our consolidated financial statements from January 1, 2018 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods. See Note 9 for additional information on the adoption of this standard.

NOTE 3— ACQUISITIONS

Acquisition of Wunderlich Investment Company, Inc.

On May 17, 2017, the Company entered into a Merger Agreement (the “Wunderlich Merger Agreement”) with Wunderlich. Pursuant to the Wunderlich Merger Agreement, customary closing conditions were satisfied and the acquisition was completed on July 3, 2017. The total consideration of $65,118 paid to Wunderlich shareholders in connection with the Wunderlich acquisition was comprised of (a) cash in the amount of $29,737; (b) 1,974,812 newly issued shares of the Company’s common stock at closing which were valued at $31,495 for accounting purposes determined based on the closing market price of the Company’s shares of common stock on the acquisition date on July 3, 2017, less a 13.0% discount for lack of marketability as the shares issued are subject to certain escrow provisions and restrictions that limit their trade or transfer; and (c) 821,816 newly issued common stock warrants with an estimated fair value of $3,886. The common stock and common stock warrants issued includes 387,365 common shares and 167,352 common stock warrants that are held in escrow and subject to forfeiture to indemnify the Company for certain representations and warranties in connection with the acquisition. The Company believes that the acquisition of Wunderlich will allow the Company to benefit from wealth management, investment banking, corporate finance, and sales and trading services provided by Wunderlich. The acquisition of Wunderlich is accounted for using the purchase method of accounting. The Company also entered into a registration rights agreement with certain shareholders of Wunderlich (the “Registration Rights Agreement”) on July 3, 2017 for the shares issued in connection with the Wunderlich Merger Agreement. The Registration Rights Agreement provides the Wunderlich shareholders with the right to notice of and, subject to certain conditions, the right to register shares of the Company’s common stock in certain future registered offerings of shares of the Company’s common stock.

The assets and liabilities of Wunderlich, both tangible and intangible, were recorded at their estimated fair values as of the July 3, 2017 acquisition date for Wunderlich. The application of the purchase method of accounting resulted in goodwill of $34,638 which represents the benefits from synergies with our existing business and acquired workforce. Acquisition related costs, such as legal, accounting, valuation and other professional fees related to the acquisition of Wunderlich, were charged against earnings in the amount of approximately $12 and included in selling, general and administrative expenses in the condensed consolidated statements of income for the three months ended March 31, 2018. The preliminary purchase accounting for the acquisition has been accounted for as a stock purchase with all of the recognized goodwill is expected to be non-deductible for tax purposes.

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

The revenue and earnings of Wunderlich included in our condensed consolidated financial statements for the three months ended March 31, 2018 were $22,313 and $83, respectively. The earnings from Wunderlich of $83 includes a restructuring charge in the amount of $48 related primarily to lease loss accruals for the planned consolidation of office space related to operations in the Capital Markets segment.

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

The preliminary purchase price allocation was as follows:

Consideration paid by B. Riley:
Number of FBR Common Shares outstanding at June 1, 2017	7,099,511
Stock merger exchange ratio	0.671
Number of B. Riley common shares	4,763,772
Number of B. Riley common shares to be issued from acceleration of vesting for outstanding FBR stock options, restricted stock and RSU awards	67,861
Total number of B. Riley common shares to be issued	4,831,633
Closing market price of B. Riley common shares on December 31, 2016	$14.70
Total value of B. Riley common shares	71,025
Fair value of RSU's attributable to service period prior to June 1, 2017 (a)	2,446
Total consideration	$73,471

(a)	Outstanding FBR restricted stock awards at June 1, 2017, the date of the acquisition, were adjusted in accordance with the FBR Merger Agreement with the right to receive 0.671 shares of the Company’s common stock for each outstanding FBR stock award unit. The fair value of the FBR restricted stock awards at June 1, 2017 was determined based on the closing price of the Company’s common stock of $14.70 on June 1, 2017. The fair value of the FBR restricted stock awards were apportioned as purchase consideration based on service provided to FBR as of June 1, 2017 with the remaining fair value of the FBR restricted stock awards to be recognized prospectively over the restricted stock and FBR restricted stock awards remaining vesting period.

The preliminary assets acquired and assumed was as follows:

Tangible assets acquired and assumed:
Cash and cash equivalents	$15,738
Securities owned	11,188
Securities borrowed	861,197
Accounts receivable	4,341
Due from clearing broker	29,169
Prepaid expenses and other assets	5,486
Property and equipment	8,663
Deferred taxes	17,706
Accounts payable	(1,524)
Accrued payroll and related expenses	(7,182)
Accrued expenses and other liabilities	(22,411)
Securities loaned	(867,626)
Customer relationships	5,600
Tradename and other intangibles	1,790
Goodwill	11,336
Total	$73,471

The revenue and earnings of FBR included in our condensed consolidated financial statements for the three months ended March 31, 2018 were $36,928 and $1,054, respectively. The earnings from FBR of $1,054 includes restructuring charges in the amount of $207 primarily related to lease loss accruals for the planned consolidation of office space related to operations in the Capital Markets segment.

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

The revenue and loss of Dialectic included in our condensed consolidated financial statements for the three months ended March 31, 2018 were $203 and $462, respectively.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company, Wunderlich and FBR, as though the acquisitions had occurred as of January 1, 2017. The pro forma financial information presented includes the effects of adjustments related to the amortization charges from the acquired intangible assets and the elimination of certain activities excluded from the transaction and transaction related costs. The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

Pro Forma (Unaudited)
Three Months Ended
March 31, 2017
Revenues	$116,542
Net income attributable to B. Riley Financial, Inc.	$14,856

Basic earnings per share	$0.58
Diluted earnings per share	$0.56

Weighted average basic shares outstanding	25,762,371
Weighted average diluted shares outstanding	26,594,561

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

The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of March 31, 2018 and December 31, 2017:

	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets (1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the consolidated balance sheets but eligible for offsetting upon counterparty default(2)	Net amounts
As of March 31, 2018
Securities borrowed	$861,092	$—	$861,092	$861,092	$—
Securities loaned	$854,723	$—	$854,723	$854,723	$—
As of December 31, 2017
Securities borrowed	$807,089	$—	$807,089	$807,089	$—
Securities loaned	$803,371	$—	$803,371	$803,371	$—

(1)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(2)	Includes the amount of cash collateral held/posted.

NOTE 5— ACCOUNTS RECEIVABLE

The components of accounts receivable, net, include the following:

	March 31, 2018	December 31, 2017
Accounts receivable	$13,704	$15,593
Investment banking fees, commissions and other receivables	7,761	4,199
Unbilled receivables	4,578	1,023
Total accounts receivable	26,043	20,815
Allowance for doubtful accounts	(661)	(800)
Accounts receivable, net	$25,382	$20,015

Additions and changes to the allowance for doubtful accounts consist of the following:

	Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$800	$255
Add: Additions to reserve	305	325
Less: Write-offs	(444)	(24)
Balance, end of period	$661	$556

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

NOTE 6— GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $98,771 at March 31, 2018 and December 31, 2017. Goodwill is comprised of $77,356 in the Capital Markets segment, $1,975 in the Auction and Liquidation segment, $3,713 in the Valuation and Appraisal segment and $15,727 in the Principal Investments - United Online segment.

Intangible assets consisted of the following:

		March 31, 2018			December 31, 2017
	Useful Life	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Customer relationships	4 to 16 Years	$58,330	$10,901	$47,429	$58,330	$9,100	$49,230
Domain names	7 Years	287	71	216	287	61	226
Advertising relationships	8 Years	100	22	78	100	19	81
Internally developed software and other intangibles	0.5 to 4 Years	3,373	1,646	1,727	3,373	1,445	1,928
Trademarks	7 to 8 Years	4,190	592	3,598	4,190	447	3,743
Total		66,280	13,232	53,048	66,280	11,072	55,208

Non-amortizable assets:
Tradenames		1,740	—	1,740	1,740	—	1,740
Total intangible assets		$68,020	$13,232	$54,788	$68,020	$11,072	$56,948

Amortization expense was $2,160 and $1,522 for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, estimated future amortization expense is $6,269, $8,376, $7,994, $7,617 and $7,592 for the years ended December 31, 2018 (remaining nine months), 2019, 2020, 2021 and 2022, respectively. The estimated future amortization expense after December 31, 2022 is $15,200.

NOTE 7— CREDIT FACILITIES

Credit facilities consist of the following arrangements:

(a) $200,000 Asset Based Credit Facility

On April 21, 2017, the Company amended its credit agreement (as amended, the “Credit Agreement”) governing its asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) to increase the maximum borrowing limit from $100,000 to $200,000. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. The Credit Agreement continues to allow for borrowings under the separate credit agreement (a “UK Credit Agreement”) which was dated March 19, 2015 with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom. Such facility allows the Company to borrow up to 50 million British Pounds. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $200,000 credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The Company paid Wells Fargo Bank a closing fee in the amount of $500 in connection with the April 2017 amendment to the Credit Agreement. The interest rate for each revolving credit advance under the Credit Agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. Interest expense totaled $87 and $27 for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018 and December 31, 2017, there was $8,286 and $18,505 of letters of credit outstanding under the credit facility.

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

UOL paid a commitment fee equal to 1.00% of the aggregate commitments upon the closing of the UOL Credit Agreement. The UOL Credit Agreement also provides for an unused line fee payable quarterly, in arrears, in an amount equal to: (a) 0.50% per annum times the amount of the unused revolving commitment that is less than or equal to the amount of the cash maintained in accounts with the agent (as depositary bank); plus (b) 1.00% per annum times the amount of the unused revolving commitment that is greater than the amount of the cash maintained in accounts with the agent (as depositary bank). Any amounts outstanding under the UOL Credit Facility are due at maturity. Interest expense totaled $52 (including amortization of deferred loan fees of $34) for the three months ended March 31, 2018. At March 31, 2018 and December 31, 2017, there was no outstanding balances under the UOL Credit Agreement.

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

The UOL Credit Agreement contains certain negative covenants, including those limiting UOL’s and its subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the UOL Credit Agreement requires UOL and its subsidiaries to maintain certain financial ratios. We are in compliance with all covenants in the UOL Credit Agreement at March 31, 2018.

NOTE 8—NOTES PAYABLE

Senior notes payable, net, is comprised of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
7.50% Senior notes due October 31, 2021	$35,738	$35,231
7.50% Senior notes due May 31, 2027	93,854	92,490
7.25% Senior notes due December 31, 2027	85,896	80,500
	215,488	208,221
Less: Unamortized debt issuance costs	(4,528)	(4,600)
	$210,960	$203,621

(a) $35,738 Senior Notes Payable due October 31, 2021

At March 31, 2018, the Company had $35,738 of Senior Notes Payable (the “2021 Notes”) due in 2021, interest payable quarterly at 7.50%. On November 2, 2016, the Company issued $28,750 of the 2021 Notes and during the third and fourth quarter of 2017, the Company issued an additional $6,481 of the 2021 Notes. During the quarter ended March 31, 2018, the Company issued an additional $507 of the 2021 Notes. The 2021 Notes are unsecured and due and payable in full on October 31, 2021. In connection with the issuance of the 2021 Notes, the Company received net proceeds of $34,751 (after underwriting commissions, fees and other issuance costs of $987). The outstanding balance of the 2021 Notes was $35,045 (net of unamortized debt issue costs and premiums of $693) and $34,483 (net of unamortized debt issue costs of $748) at March 31, 2018 and December 31, 2017, respectively. Interest expense on the 2021 Notes totaled $710 and $593 for the three months ended March 31, 2018 and 2017, respectively.

(b) $93,854 Senior Notes Payable due May 31, 2027

At March 31, 2018, the Company had $93,854 of Senior Notes Payable (the “7.50% 2027 Notes”) due in May 2027, interest payable quarterly at 7.50%. On May 31, 2017, the Company issued $60,375 of the 7.5% 2027 Notes and during the third and fourth quarter ended 2017, the Company issued an additional $32,115 of the 7.50% 2027 Notes. During the quarter ended March 31, 2018, the Company issued an additional $1,364 of the 7.50% 2027 Notes. The 7.50% 2027 Notes are unsecured and due and payable in full on May 31, 2027. In connection with the issuance of the 7.50% 2027 Notes, the Company received net proceeds of $92,149 (after underwriting commissions, fees and other issuance costs of $1,705). The outstanding balance of the 7.50% 2027 Notes was $92,300 (net of unamortized debt issue costs of $1,554) and $90,904 (net of unamortized debt issuance costs of $1,586) at March 31, 2018 and December 31, 2017, respectively. Interest expense on the 7.50% 2027 Notes totaled $1,778 for the three months ended March 31, 2018.

(c) $85,896 Senior Notes Payable due December 31, 2027

At March 31, 2018, the Company had $85,896 of Senior Notes Payable (“7.25% 2027 Notes”) due in December 2027, interest payable quarterly at 7.25%. In December 2017, the Company issued $80,500 of the 7.25% 2027 Notes and during the first quarter of 2018, the Company issued an additional $5,396 of the 7.25% 2027 Notes. The 7.25% 2027 Notes are unsecured and due and payable in full on December 31, 2027. In connection with the issuance of the 7.25% 2027 Notes, the Company received net proceeds of $83,546 (after underwriting commissions, fees and other issuance costs of $2,350). The outstanding balance of the 7.25% 2027 Notes was $83,615 (net of unamortized debt issue costs of $2,281) and $78,234 (net of unamortized debt issue costs of $2,266) at March 31, 2018 and December 31, 2017, respectively. Interest expense on the 7.25% 2027 Notes totaled $1,534 for the three months ended March 31, 2018.

(d) At Market Issuance Sales Agreement to Issue Up to Aggregate of $19,000 of 2021 Notes, 7.50% 2027 Notes or 7.25% 2027 Notes.

On December 19, 2017, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) and filed a prospectus supplement pursuant to which the Company may sell from time to time, at the Company’s option up to an aggregate of $19,000 of the 2021 Notes, the 7.50% 2027 Notes and the 7.25% 2027 Notes. The Notes sold pursuant to the Sales Agreement will be issued pursuant to a prospectus dated March 29, 2017, as supplemented by a prospectus supplement dated June 28, 2017, in each case filed with the Securities and Exchange Commission pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-216763), which was declared effective by the SEC on March 29, 2017. The Notes will be issued pursuant to the Indenture, dated as of November 2, 2016, as supplemented by a First Supplemental Indenture, dated as of November 2, 2016 and the Second Supplemental Indenture, dated as of May 31, 2017, each between the Company and U.S. Bank, National Association, as trustee. Future sales of the 2021 Notes, 7.50% 2027 Notes and 7.25% 2027 Notes pursuant to the Sales Agreement will depend on a variety of factors including, but not limited to, market conditions, the trading price of the notes and the Company’s capital needs. At March 31, 2018, the Company had an additional $11,733 of 2021 Notes, 7.50% 2027 Notes or 7.25% 2027 Notes that may be sold pursuant to the Sales Agreement. There can be no assurance that the Company will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that the Company may deem appropriate.

(e) Notes Payable

Notes payable include notes payable to a clearing organization for one of the Company’s broker dealers. The notes payable accrue interest at rates ranging from the prime rate plus 0.25% to 2.0% (5.00% to 6.75% at March 31, 2018) payable annually. The principal payments on the notes payable are due annually in the amount of $357 on January 31, $214 on September 30, and $121 on October 31. The notes payable mature at various dates from September 30, 2018 through January 31, 2022. At March 31, 2018 and December 31, 2017, the outstanding balance for the notes payable was $1,886 and $2,243, respectively. Interest expense was $28 for the three months ended March 31, 2018.

NOTE 9—REVENUE FROM CONTRACTS WITH CUSTOMERS

	Reportable Segment
	Capital Markets	Auction and Liquidation	Valuation and Appraisal	Principal Investments - United Online	Total
Revenues from contracts with customers:
Corporate finance and investment banking fees	$20,966	$—	$—	$—	$20,966
Wealth and asset management fees	19,170	—	—	—	19,170
Commissions, fees and reimbursed expenses	10,689	7,342	8,520	—	26,551
Subscription services	—	—	—	9,141	9,141
Service contract revenues	—	8,175	—	—	8,175
Advertising and other	—	—	—	2,271	2,271
Total revenues from contracts with customers	50,825	15,517	8,520	11,412	86,274

Other sources of revenue:
Interest income - Securities lending	7,553	—	—	—	7,553
Trading loss on investments	(2,537)	—	—	—	(2,537)
Other	4,488	—	—	—	4,488
Total revenues	$60,329	$15,517	$8,520	$11,412	$95,778

Revenues are recognized when control of the promised goods or performance obligations for services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for the goods or services. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring our progress in satisfying the performance obligation in a manner that depicts the transfer of the goods or services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that we determine the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those promised goods or services (i.e., the “transaction price”). In determining the transaction price, we consider multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, we consider the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as market volatility or the judgment and actions of third parties. Revenues by geographic region by segment is included in Note 16 – Business Segments.

The following provides detailed information on the recognition of our revenues from contracts with customers:

Corporate finance and investment banking fees. Fees earned from corporate finance and investment banking services are derived from debt, equity and convertible securities offerings in which the Company acted as an underwriter or placement agent. Fees from underwriting activities are recognized as revenues when the performance obligation for the services related to the underwriting transaction is satisfied under the terms of the engagement and is not subject to any other contingencies. Fees are also earned from financial advisory services rendered in connection with client mergers, acquisitions, restructurings, recapitalizations and other strategic transactions. The performance obligation for financial advisory services is satisfied over time as work progresses on the engagement and services are delivered to the client. The performance obligation for financial advisory services may also include success and performance based fees which are recognized as revenue when the performance obligation is no longer constrained and it is not probable that the revenue recognized would be subject to significant reversal in a future period. Generally, it is probable that the revenue recognized is no longer subject to significant reversal upon the closing of the investment banking transaction.

Wealth and asset management fees. Fees from wealth and asset management services consist primarily of investment management fees that are recognized over the period the performance obligation for the services are provided. Investment management fees are primarily comprised of fees for investment management services and are generally based on the dollar amount of the assets being managed.

Commissions, fees and reimbursed expenses. Commissions and other fees from clients for trading activities are earned from equity securities transactions executed as agent or principal are recorded at a point in time on a trade date basis. Commission, fees and reimbursed expenses earned on the sale of goods at auction and liquidation sales are recognized when evidence of a contract or arrangement exists, the transaction price has been determined, and the performance obligation has been satisfied when control of the product and risks of ownership has been transferred to the buyer. Revenues from fees and reimbursed expenses for valuation services to clients are recognized when the performance obligation is completed and is generally at the point in time upon delivery of the completed services to the customer.

Subscription services. Subscription service revenues are derived primarily from fees charged to pay accounts and are recognized in the period in which the transaction price has been determinable and the related performance obligations for services are provided to the customer. The Company’s pay accounts generally pay in advance for their services by credit card, PayPal, automated clearinghouse or check, and revenues are then recognized ratably over the service period.

Service contract revenues. Service contract revenues are primarily earned from auction and liquidation services contracts where the Company guarantees a minimum recovery value for goods being sold at auction or liquidation are recognized over time when the performance obligation is satisfied. We generally use the cost-to-cost measure of progress for our contracts because it best depicts the transfer of services to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Costs to fulfill the contract include labor and other direct costs related to the contract. Due to the nature of the guarantees and performance obligations under these contracts, the estimation of revenue that is ultimately earned is complex and subject to many variables and requires significant judgment. It is common for these contracts to contain provisions that can either increase or decrease the transaction price upon completion of our performance obligations under the contract. Estimated amounts are included in the transaction price at the most likely amount it is probable that a significant reversal of revenue will not occur. Our estimates of variable consideration and determination of whether or not to include estimated amounts in the transaction price are based on an assessment of our anticipated performance under the contract taking into consideration all historical, current and forecasted information that is reasonably available to us.

Advertising and other. Advertising and other revenues consist primarily of amounts from the Company’s Internet search partner that are generated as a result of users utilizing the partner’s Internet search services and amounts generated from display advertisements and the sale of product revenues from the sale of mobile broadband service devices to customers. Advertising revenues are recognized in the period in which the advertisement is displayed or, for performance-based arrangements, when the related performance criteria are met. In determining whether an arrangement exists, the Company ensures that a written contract is in place, such as a standard insertion order or a customer-specific agreement. The Company assesses whether performance criteria have been met and whether the transaction price is determinable based on a reconciliation of the performance criteria and the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of customer-provided performance data to the contractual performance obligation and to internal or third-party performance data in circumstances where that data is available. Sale of product revenues also includes the related shipping and handling fees.

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at March 31, 2018. Corporate finance and investment banking fees and retail liquidation engagement fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at March 31, 2018.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied. Receivables related to revenues from contracts with customers totaled $25,382 and $20,015 at March 31, 2018 and December 31, 2017, respectively. We had no significant impairments related to these receivables during the three months ended March 31, 2018. Our deferred revenue primarily relates to retainer and milestone fees received from corporate finance and investment banking advisory engagements, asset management agreements, valuation and appraisal engagements and subscription services where the performance obligation has not yet been satisfied. Deferred revenue at March 31, 2018 and December 31, 2017 was $3,519 and $3,141, respectively. During the three months ended March 31, 2018, we recognized revenue of $1,975 that was recorded as deferred revenue at the beginning of the period.

Contract Costs

Contract costs include: (1) costs to fulfill contracts associated with corporate finance and investment banking engagements are capitalized where the revenue is recognized at a point in time and the costs are determined to be recoverable and (2) costs to fulfill auction and liquidation services contracts where the Company guarantees a minimum recovery value for goods being sold at auction or liquidation where the revenue is recognized over time when the performance obligation is satisfied.

At March 31, 2018, capitalized costs to fulfill a contract were $651, which is recorded in prepaid expenses and other assets in the condensed consolidated balance sheet. For the three months ended March 31, 2018, we recognized expenses of $455 related capitalized costs to fulfill a contract. There were no significant impairment charges recognized in relation to these capitalized costs during the three months ended March 31, 2018.

NOTE 10— INCOME TAXES

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

The Company’s effective income tax rate was a provision of 17.0% and a benefit of 38.3% for the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2017, the Company elected to treat the acquisition of UOL as a taxable business combination for income tax purposes in accordance with Internal Revenue Code Section 338(g) (“IRS Code Section 338(g)”). This resulted in the Company foregoing the income tax attributes of UOL that existed at the acquisition date which included net operating loss carryforwards, capital loss carryforwards and foreign tax credits. The income tax election in accordance with IRS Code Section 338(g) provides the Company with a tax step-up in the basis of the intangible assets and goodwill acquired for tax purposes. In accordance with ASC 740, the impact of the election in accordance with IRS Code Section 338(g) on deferred income taxes resulted in the recording of a tax benefit in the amount of $8,389 during the three months ended March 31, 2017.

As of March 31, 2018, the Company had federal net operating loss carryforwards of approximately $63,445 and state net operating loss carryforwards of $76,978. The Company’s federal net operating loss carryforwards will expire in the tax years commencing in December 31, 2029 through December 31, 2034. The state net operating loss carryforwards will expire in the tax years commencing in December 31, 2029.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss, capital loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company’s net operating losses are subject to annual limitations in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of March 31, 2018, the Company believes that the existing net operating loss carryforwards will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided a valuation allowance. The Company does not believe that it is more likely than not that the Company will be able to utilize the benefits related to capital loss carryforwards and has provided a full valuation allowance in the amount of $2,582 against these deferred tax assets.

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

NOTE 11— EARNINGS PER SHARE

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

Basic and diluted earnings per share was calculated as follows:

	Three Months Ended March 31,
	2018	2017
Net income attributable to B. Riley Financial, Inc.	$4,503	$14,021

Weighted average shares outstanding:
Basic	26,219,277	19,181,749
Effect of dilutive potential common shares:
Restricted stock units and non-vested shares	750,732	400,058
Contingently issuable shares	301,810	44,767
Diluted	27,271,819	19,626,574

Basic income per share	$0.17	$0.73
Diluted income per share	$0.17	$0.71

NOTE 12— COMMITMENTS AND CONTINGENCIES

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

In May 2014, Waterford Township Police & Fire Retirement System et al. v. Regional Management Corp et al., filed a complaint in the Southern District of New York (the “Court”), against underwriters alleging violations under sections 11 and 12 of the Securities Act of 1933, as amended (the “Securities Act”). B. Riley FBR, Inc. (“B. Riley FBR”) (formerly, FBR Capital Markets & Co. (“FBRCM”)), a broker-dealer subsidiary of ours, was a co-manager of 2 offerings. On January 30, 2017, the Court denied the plaintiffs’ motion to file a first amended complaint, which would have revived claims previously dismissed by the Court on March 30, 2016. On March 1, 2017, the plaintiffs filed a notice of appeal and an opening brief on June 21, 2017. Defendant’s opposition motion was filed on September 12, 2017. Appellants filed their reply brief on October 17, 2017 and oral argument was held on November 17, 2017. On January 26, 2018, the Appellate court issued its order affirming the court’s order dismissing the plaintiff’s case and denying leave to amend. Regional Management continues to indemnify all of the underwriters, including FBRCM, pursuant to the operative underwriting agreement.

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

In February 2017, certain former employees filed an arbitration claim with FINRA against Wunderlich Securities, Inc. (“WSI”) alleging misrepresentations in the recruitment of claimants to join WSI. Claimants also allege that WSI failed to support their mortgage trading business resulting in the loss of opportunities during their employment with WSI. Claimants are seeking $10,000 in damages. WSI has counterclaimed alleging that claimants misrepresented their process for doing business, particularly their capital needs, resulting in substantial losses to WSI. WSI believes the claims are meritless and intends to vigorously defend the action.

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

NOTE 13— SHARE-BASED PAYMENTS

(a) Amended and Restated 2009 Stock Incentive Plan

During the three months ended March 31, 2018, the Company granted no restricted stock units under the Company’s Amended and Restated 2009 Stock Incentive Plan (the “Plan”). During the year ended December 31, 2017, the Company granted restricted stock units representing 486,049 shares of common stock with a total fair value of $7,732 to certain employees and directors of the Company under the Plan. Share-based compensation expense for such restricted stock units was $1,110 and $907 for the three months ended March 31, 2018 and 2017, respectively.

The restricted stock units generally vest over a period of one to three years based on continued service. In determining the fair value of restricted stock units on the grant date, the fair value is adjusted for (a) estimated forfeitures, (b) expected dividends based on historical patterns and the Company’s anticipated dividend payments over the expected holding period and (c) the risk-free interest rate based on U.S. Treasuries for a maturity matching the expected holding period. During the three months ended March 31, 2018, no restricted stock units were forfeited. As of March 31, 2018, the expected remaining unrecognized share-based compensation expense of $6,792 will be expensed over a weighted average period of 1.8 years.

A summary of equity incentive award activity for the three months ended March 31, 2018 was as follows:

	Shares	Weighted Average Fair Value
Nonvested at December 31, 2017	792,264	$13.30
Vested	(15,001)	20.45
Nonvested at March 31, 2018	777,263	$13.55

(b)	Amended and Restated FBR & Co. 2006 Long-Term Stock Incentive Plan

In connection with the acquisition of FBR on June 1, 2017, the equity awards previously granted or available for issuance under the FBR & Co. 2006 Long-Term Stock Incentive Plan (the “FBR Stock Plan”) may be issued under the Plan. During the three months ended March 31, 2018, the Company granted restricted stock units representing 27,741 shares of common stock with a total grant date fair value of $525. Share-based compensation expense was $1,448 for the three months ended March 31, 2018 in connection with the FBR Stock Plan restricted stock awards. As of March 31, 2018, the expected remaining unrecognized share-based compensation expense of $10,118 will be expensed over a weighted average period of 2.4 years.

A summary of equity incentive award activity for the three months ended March 31, 2018 was as follows:

	Shares	Weighted Average Fair Value
Nonvested at December 31, 2017	1,066,133	$16.15
Granted	27,741	18.94
Vested	(152,611)	15.01
Forfeited	(13,875)	17.13
Nonvested at March 31, 2018	927,388	$16.40

The per-share weighted average grant-date fair value of restricted stock units was $18.94 during the three months ended March 31, 2018. There were 152,611 restricted stock units with a fair value of $2,291 that vested during the three months ended March 31, 2018 under the FBR Stock Plan.

NOTE 14— NET CAPITAL REQUIREMENTS

B. Riley & Co., LLC (“BRC”), B. Riley FBR, MLV and Wunderlich Securities, Inc. (“WSI”), the Company’s broker-dealer subsidiaries, are registered with the SEC as broker-dealers and are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company’s broker-dealer subsidiaries are subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the subsidiaries to maintain minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of March 31, 2018, BRC had net capital of $350, which was $100 in excess of its required net capital of $250 (net capital ratio of 3.50 to 1); B. Riley FBR had net capital of $69,561, which was $67,893 in excess of its required net capital of $1,667 (net capital ratio of 1.02 to 1); MLV had net capital of $493, which was $393 in excess of its required net capital of $100 (net capital ratio of 1.25 to 1), and WSI had net capital of $3,248, which was $2,563 in excess of its required net capital of $685 (net capital ratio of 1.27 to 1).

NOTE 15— RELATED PARTY TRANSACTIONS

At March 31, 2018, amounts due from related parties include $5,852 from GACP I, L.P. (“GACP I”) and $164 from GACP II, L.P. (“GACP II”) for management fees, incentive fees and other operating expenses. At March 31, 2018, amounts due to related parties include $678 payable to CA Global Partners (“CA Global”) for operating expenses related to wholesale and industrial liquidation engagements managed by CA Global on behalf of GA Global Ptrs. At December 31, 2017 amounts due from related parties include $5,585 from GACP I, $52 from GACP II, and $52 from CA Global for management fees, incentive fees and other operating expenses.

NOTE 16— BUSINESS SEGMENTS

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

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended March 31,
	2018	2017
Capital Markets reportable segment:
Revenues - Services and fees	$52,776	$17,723
Interest income - Securities lending	7,553	—
Total revenues	60,329	17,723
Selling, general, and administrative expenses	(53,639)	(10,969)
Restructuring costs	(255)	—
Interest expense - Securities lending	(5,168)	—
Depreciation and amortization	(1,564)	(127)
Segment (loss) income	(297)	6,627
Auction and Liquidation reportable segment:
Revenues - Services and fees	15,517	13,996
Direct cost of services	(4,576)	(10,334)
Cost of goods sold	(1)	—
Selling, general, and administrative expenses	(2,881)	(1,850)
Depreciation and amortization	(8)	(5)
Segment income	8,051	1,807
Valuation and Appraisal reportable segment:
Revenues - Services and fees	8,520	7,796
Direct cost of services	(4,198)	(3,672)
Selling, general, and administrative expenses	(2,345)	(2,080)
Depreciation and amortization	(49)	(44)
Segment income	1,928	2,000
Principal Investments - United Online segment:
Revenues - Services and fees	11,374	13,303
Revenues - Sale of goods	38	79
Total revenues	11,412	13,382
Direct cost of services	(2,878)	(3,595)
Cost of goods sold	(40)	(59)
Selling, general, and administrative expenses	(1,958)	(3,312)
Depreciation and amortization	(1,679)	(1,840)
Restructuring costs	—	(374)
Segment income	4,857	4,202
Consolidated operating income from reportable segments	14,539	14,636

Corporate and other expenses (including restructuring recovery of $38 during the three months ended March 31, 2018)	(3,937)	(3,925)
Interest income	128	132
Loss on equity investments	(672)	—
Interest expense	(4,227)	(791)
Income before income taxes	5,831	10,052
(Provision for) benefit from income taxes	(989)	3,849
Net income	4,842	13,901
Net income (loss) attributable to noncontrolling interests	339	(120)
Net income attributable to B. Riley Financial, Inc.	$4,503	$14,021

The following table presents revenues by geographical area:

	Three Months Ended March 31,
	2018	2017
Revenues:
Revenues - Services and fees:
North America	$87,733	$51,062
Australia	—	940
Europe	454	816
Total Revenues - Services and fees	$88,187	$52,818

Revenues - Sale of goods
North America	$38	$79

Revenues - Interest income - Securities lending:
North America	$7,553	$—

Total Revenues:
North America	$95,324	$51,141
Australia	—	940
Europe	454	816
Total Revenues	$95,778	$52,897

The following table presents long-lived assets, which consists of property and equipment and other assets, by geographical area:

	As of March 31, 2018	As of December 31, 2017
Long-lived Assets - Property and Equipment, net:
North America	$11,467	$11,977
Australia	—	—
Europe	—	—
Total	$11,467	$11,977

Segment assets are not reported to, or used by, the Company’s Chief Operating Decision Maker to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.

NOTE 17— SUBSEQUENT EVENTS

On April 25, 2018, the Company filed a prospectus supplement pursuant to which the Company may sell from time to time, at the Company’s option up to an aggregate of $50,000 of the 2021 Notes, the 7.50% 2027 Notes and the 7.25% 2027 Notes. The Company previously entered into the Sales Agreement, pursuant to which the Company may offer to sell, from time to time, such Notes. The Notes sold pursuant to the Sales Agreement on or following April 25, 2018 will be issued pursuant to a prospectus dated April 6, 2018, as supplemented by a prospectus supplement dated April 25, 2018, in each case filed with the SEC pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-223789), which was declared effective by the SEC on April 6, 2018. The Notes will be issued pursuant to the Indenture, dated as of November 2, 2016, as supplemented by a First Supplemental Indenture, dated as of November 2, 2016, the Second Supplemental Indenture, dated as of May 31, 2017, and the Third Supplemental Indenture, dated as of December 13, 2017, each between the Company and U.S. Bank, National Association, as trustee. Future sales of the 2021 Notes, 7.50% 2027 Notes and 7.25% 2027 Notes pursuant to the Sales Agreement will depend on a variety of factors including, but not limited to, market conditions, the trading price of the notes and the Company’s capital needs.

On April 18, 2018, the United States Bankruptcy Court for the District of Delaware issued an order (the “Order”) approving the sale of certain rights to the assets of The Bon-Ton Stores, Inc. and its affiliates (the “Debtors”) and granted certain other relief to GA Retail, Inc. (“GA”), an indirect wholly owned subsidiary of the Company, Tiger Capital Group, LLC (“Tiger”), and the indenture trustee (the “Indenture Trustee”; together with GA and Tiger, the “Joint Venture”) under the Second Lien Indenture (as defined in the Order). Among other things, the Order approved the Joint Venture’s right to act as the Debtors’ exclusive agent to conduct the sale of substantially all of the Debtors’ assets on the terms and conditions set forth in that certain agency agreement dated April 18, 2018 by and among the Debtors and the Joint Venture (the “Agency Agreement” and the related transactions, the “Bon-Ton Transactions”).

Pursuant to the Agency Agreement, the Joint Venture agreed to pay (a) a cash purchase price of approximately $560,000 (the “Cash Purchase Price”), which includes all amounts due and owing by the Debtors to the lenders under that certain debtor in possession financing facility, the cash amounts used to collateralize certain letters of credit and an amount to fund the payment of certain fees and expenses incurred by the Debtors’ professionals, (b) a credit bid of $125,000, and (c) $93,800 to pay for certain administrative expenses of the Debtors as reflected in an agreed upon wind down budget. In exchange for such payments and the payment of certain expenses, the Joint Venture received the right to receive all proceeds (cash or otherwise) of any of the Debtors’ Assets except as otherwise set forth in the Agency Agreement (the “Proceeds”). The sale of inventory and certain of the assets will be conducted through a going-out-of-business sale which commenced on April 19, 2018 and will end no later than August 31, 2018.

To fund GA’s portion of the Cash Purchase Price, GA borrowed (i) $300,000 from Wells Fargo Bank pursuant to an amended and restated consent dated April 19, 2018 to the Credit Agreement, and (ii) approximately $51,000 from GACP II, L.P., a direct lending fund managed by GACP, an affiliate of GA and a wholly owned subsidiary of the Company. Each of these loans is to be repaid from the Proceeds after the payment of certain expenses incurred by the Joint Venture in connection with the sale. In connection with the borrowing from Wells Fargo Bank, the maximum borrowing limit under the Credit Agreement was increased solely for purposes of the Bon-Ton Transactions from $200,000 to $300,000 and reverts back to $200,000 upon repayment of the amounts borrowed in connection with the Bon-Ton Transactions.

On March 15, 2018, the Company was a party to a Secondary Stock Purchase Agreement with ACP BD Investments, LLC (“ACP”) which required the Company to purchase 950,000 shares of the Company’s common stock at $18.25 per share or approximately $17,400 in cash. The stock was repurchased from ACP on April 2, 2018 and retired by the Company.

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

Overview

B. Riley Financial, Inc. (NASDAQ: RILY) and its subsidiaries provide collaborative financial services and solutions through several operating subsidiaries, including:

●	B. Riley FBR, Inc. (“B. Riley FBR”) is a leading, full service investment bank providing financial advisory, corporate finance, research, securities lending and sales & trading services to corporate, institutional and high net worth individual clients. B. Riley FBR was formed in November 2017 through the merger of B. Riley & Co, LLC (“BRC”) and FBR Capital Markets & Co.; the name of the combined broker dealer was subsequently changed to B. Riley FBR, Inc. FBR Capital Markets & Co. was acquired by B. Riley Financial in June 2017.

●	Wunderlich Securities, Inc., acquired by B. Riley Financial in July 2017, provides comprehensive wealth management and brokerage services to individuals and families, corporations and non-profit organizations, including qualified retirement plans, trusts, foundations and endowments.

●	B. Riley Capital Management, LLC, a Securities and Exchange Commission (“SEC”) registered investment advisor, which includes:

○	B. Riley Asset Management, an advisor to certain private funds and to institutional and high net worth investors;

○	B. Riley Wealth Management, a multi-family office practice and wealth management firm focused on the needs of ultra-high net worth individuals and families; and

○	Great American Capital Partners, LLC (“GACP”), the general partner of a private fund, GACP I, L.P. a direct lending fund that provides senior secured loans and second lien secured loan facilities to middle market public and private U.S. companies.

●	Great American Group, LLC, a leading provider of asset disposition and auction solutions to a wide range of retail and industrial clients.

●	Great American Group Advisory and Valuation Services, LLC, a leading provider of appraisal and valuation services for asset based lenders, private equity firms and corporate clients.

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

For financial reporting purposes we classify our businesses into four segments: (i) capital markets; (ii) auction and liquidation; (iii) valuation and appraisal; and (vi) principal investments – United Online.

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

Recent Developments

On April 25, 2018, the Company filed a prospectus supplement pursuant to which the Company may sell from time to time, at the Company’s option up to an aggregate of $50.0 million of the 2021 Notes, the 7.50% 2027 Notes and the 7.25% 2027 Notes. On December 19, 2017, the Company previously entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc., pursuant to which the Company may offer to sell, from time to time, such Notes. The Notes sold pursuant to the Sales Agreement on or following April 25, 2018 will be issued pursuant to a prospectus dated April 6, 2018, as supplemented by a prospectus supplement dated April 25, 2018 in each case filed with the Securities and Exchange Commission (“SEC”) pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-223789), which was declared effective by the SEC on April 6, 2018. The Notes will be issued pursuant to the Indenture, dated as of November 2, 2016, as supplemented by a First Supplemental Indenture, dated as of November 2, 2016, the Second Supplemental Indenture, dated as of May 31, 2017, and the Third Supplemental Indenture, dated as of December 13, 2017 each between the Company and U.S. Bank, National Association, as trustee. Future sales of the 2021 Notes, 7.50% 2027 Notes and 7.25% 2027 Notes pursuant to the Sales Agreement will depend on a variety of factors including, but not limited to, market conditions, the trading price of the notes and the Company’s capital needs.

On April 18, 2018, the United States Bankruptcy Court for the District of Delaware issued an order (the “Order”) approving the sale of certain rights to the assets of The Bon-Ton Stores, Inc. and its affiliates (the “Debtors”) and granted certain other relief to GA Retail, Inc. (“GA”), an indirect wholly owned subsidiary of the Company, Tiger Capital Group, LLC (“Tiger”), and the indenture trustee (the “Indenture Trustee”; together with GA and Tiger, the “Joint Venture”) under the Second Lien Indenture (as defined in the Order). Among other things, the Order approved the Joint Venture’s right to act as the Debtors’ exclusive agent to conduct the sale of substantially all of the Debtors’ assets on the terms and conditions set forth in that certain agency agreement dated April 18, 2018 by and among the Debtors and the Joint Venture (the “Agency Agreement” and the related transactions, the “Bon-Ton Transactions”).

Pursuant to the Agency Agreement, the Joint Venture agreed to pay (a) a cash purchase price of approximately $560.0 million (the “Cash Purchase Price”), which includes all amounts due and owing by the Debtors to the lenders under that certain debtor in possession financing facility, the cash amounts used to collateralize certain letters of credit and an amount to fund the payment of certain fees and expenses incurred by the Debtors’ professionals, (b) a credit bid of $125.0 million, and (c) $93.8 million to pay for certain administrative expenses of the Debtors as reflected in an agreed upon wind down budget. In exchange for such payments and the payment of certain expenses, the Joint Venture received the right to receive all proceeds (cash or otherwise) of any of the Debtors’ Assets except as otherwise set forth in the Agency Agreement (the “Proceeds”). The sale of inventory and certain of the assets will be conducted through a going-out-of-business sale which commenced on April 19, 2018 and will end no later than August 31, 2018.

To fund GA’s portion of the Cash Purchase Price, GA borrowed (i) $300.0 million from Wells Fargo Bank, N.A. (“Wells Fargo Bank”) pursuant to an amended and restated consent dated April 19, 2018 to that certain credit agreement among GA, its affiliates and Wells Fargo Bank, as amended (the “Credit Agreement”), and (ii) approximately $51.0 million from GACP II, L.P., a direct lending fund managed by GACP, an affiliate of GA and a wholly owned subsidiary of the Company. Each of these loans is to be repaid from the Proceeds after the payment of certain expenses incurred by the Joint Venture in connection with the sale. In connection with the borrowing from Wells Fargo Bank, the maximum borrowing limit under the Credit Agreement was increased solely for purposes of the Bon-Ton Transactions from $200.0 million to $300.0 million and reverts back to $200.0 million upon repayment of the amounts borrowed in connection with the Bon-Ton Transactions.

On March 15, 2018, the Company was a party to a Secondary Stock Purchase Agreement with ACP BD Investments, LLC (“ACP”) which required the Company to purchase 950,000 shares of the Company’s common stock at $18.25 per share or approximately $17.4 million in cash. The stock was repurchased from ACP on April 2, 2018 and retired by the Company.

On January 12, 2018, the Company converted a loan receivable from bebe stores, inc (“bebe”). in the amount of $16.9 million in principal and accrued interest into 2,819,528 shares of common stock of bebe, representing a conversion price at $6.00 per share. On January 12, 2018, the Company also purchased 500,000 shares of bebe common stock at $6.00 per share of which 250,000 shares were newly issued common stock by bebe and 250,000 shares were purchased from the majority shareholder of bebe. In total, the Company acquired 3,319,528 shares of bebe common stock as a result of these transactions resulting in an ownership of approximately 29% of bebe’s outstanding common shares. In connection with such transactions, bebe fixed the size of its board of directors at five members of which two employees of the Company were newly appointed to the bebe board.

On November 9, 2017, the Company entered into an Agreement and Plan of Merger with B. R. Acquisition Ltd., an Israeli corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and magicJack VocalTec Ltd., an Israeli corporation (“magicJack”), pursuant to which Merger Sub will merge with and into magicJack, with magicJack continuing as the surviving corporation and as an indirect subsidiary of the Company. Subject to the terms and conditions of the Agreement and Plan of Merger, each outstanding share of magicJack will be converted into the right to receive $8.71 in cash without interest, representing approximately $143.5 million in aggregate merger consideration. The closing of the transaction is subject to the receipt of certain regulatory approvals and the satisfaction of other closing conditions. It is anticipated that the acquisition of magicJack will close in the third quarter of 2018.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, reserves for accounts receivable, the carrying value of goodwill and other intangible assets, fair value measurements, share-based compensation and accounting for income tax valuation allowances can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. On January 1, 2018, we adopted Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers using the modified retrospective method and the impact was determined to be immaterial on our consolidated financial statements. The new revenue standard was applied prospectively in our condensed consolidated financial statements from January 1, 2018 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods. See Note 9 for additional information on the adoption of this standard.

Results of Operations

The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Condensed Consolidated Statements of Income

(Dollars in thousands)

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Amount	%	Amount	%
Revenues:
Services and fees	$88,187	92.1%	$52,818	99.9%
Interest income - Securities lending	7,553	7.9%	—	0.0%
Sale of goods	38	0.0%	79	0.1%
Total revenues	95,778	100.0%	52,897	100.0%

Operating expenses:
Direct cost of services	11,652	12.2%	17,601	33.3%
Cost of goods sold	41	0.0%	59	0.1%
Selling, general and administrative expenses	68,098	71.1%	24,152	45.7%
Restructuring costs	217	0.2%	374	0.7%
Interest expense - Securities lending	5,168	5.4%	—	0.0%
Total operating expenses	85,176	88.9%	42,186	79.8%
Operating income	10,602	11.1%	10,711	20.2%
Other income (expense):
Interest income	128	0.1%	132	0.2%
Loss from equity investments	(672)	(0.7%)	—	0.0%
Interest expense	(4,227)	(4.4%)	(791)	(1.4%)
Income before income taxes	5,831	6.1%	10,052	19.0%
(Provision for) benefit from income taxes	(989)	(1.0%)	3,849	7.3%
Net income	4,842	5.1%	13,901	26.3%
Net income (loss) attributable to noncontrolling interests	339	0.4%	(120)	(0.2%)
Net income attributable to B. Riley Financial, Inc.	$4,503	4.7%	$14,021	26.5%

Revenues

The table below and the discussion that follows are based on how we analyze our business.

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017		Change
	Amount	%	Amount	%	Amount	%
Revenues - Services and Fees:
Capital Markets segment	$52,776	55.1%	$17,723	33.5%	$35,053	197.8%
Auction and Liquidation segment	15,517	16.2%	13,996	26.5%	1,521	10.9%
Valuation and Appraisal segment	8,520	8.9%	7,796	14.7%	724	9.3%
Principal Investments - United Online segment	11,374	11.9%	13,303	25.1%	(1,929)	-14.5%
Subtotal	88,187	92.1%	52,818	99.9%	35,369	67.0%

Revenues - Sale of goods:
Principal Investments - United Online segment	38	0.0%	79	0.1%	(41)	-51.9%

Interest income - Securities lending:
Capital Markets segment	7,553	7.9%	—	n/m	7,553	n/m
Total revenues	$95,778	100.0%	$52,897	100.0%	$42,881	81.1%

n/m - Not applicable or not meaningful.

Total revenues increased $42.9 million to $95.8 million during the three months ended March 31, 2018 from $52.9 million during the three months ended March 31, 2017. The increase in revenues during the three months ended March 31, 2018 was primarily due to an increase in revenues from services and fees of $35.4 million and an increase in revenues from interest income – securities lending of $7.6 million. The increase in revenues from services and fees of $35.4 million in 2018 was primarily due to an increase in revenues of $35.1 million in the capital markets segment, $1.5 million in the auction and liquidation segment and $0.7 million in the valuation and appraisal segment, offset by a decrease in revenues of $1.9 million in the principal investments – United Online segment. The increase of $7.6 million in interest income – securities lending was as a result of the acquisition of FBR on June 1, 2017.

Revenues from services and fees in the capital markets segment increased $35.1 million, to $52.8 million during the three months ended March 31, 2018 from $17.7 million during the three months ended March 31, 2017. The increase in revenues was primarily due to an increase in revenues of $12.6 million from investment banking fees, $13.4 million from wealth management services, $10.7 million from sales and trading and $3.6 million from other income, offset by a decrease in revenues of $5.2 million from trading losses. The $12.6 million increase in investment banking fees was primarily due to operations of FBR that we acquired on June 1, 2017. The increase in revenues from wealth management of $13.4 million was primarily from the acquisition of Wunderlich on July 3, 2017. Of the increase in revenues of $10.7 million from sales and trading in 2018, approximately $6.7 million was attributable to the acquisition of FBR. The increase in other revenues of $3.6 million in 2018 was primarily attributable to the acquisition of Wunderlich.

Revenues from services and fees in the auction and liquidation segment increased $1.5 million, to $15.5 million during the three months ended March 31, 2018 from $14.0 million during the three months ended March 31, 2017. The increase in revenues of $1.5 million was primarily due to an increase in revenues of $1.2 million from services and fees from retail liquidation engagements and an increase in revenues of $0.3 million from services and fees in our wholesale and industrial auction division.

Revenues from services and fees in the valuation and appraisal segment increased $0.7 million, or 9.3%, to $8.5 million during the three months ended March 31, 2018 from $7.8 million during the three months ended March 31, 2017. The increase in revenues was primarily due to increases related to appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors.

Revenues from services and fees in the principal investments - United Online segment decreased $1.9 million to $11.4 million during the three months ended March 31, 2018 from $13.3 million during the three months ended March 31, 2017. The decrease in revenues was primarily due to lower paid subscribers to our services and lower advertising impressions as a result of a decline in active accounts. Services revenues primarily from customer paid accounts related to our Internet access and related subscription services decreased $1.5 million to $9.1 million during the three months ended March 31, 2018 from $10.7 million during the three months ended March 31, 2017. Advertising revenues from Internet display advertising and search related to our email and Internet access services decreased $0.4 million to $2.2 million during the three months ended March 31, 2018 from $2.6 million during the three months ended March 31, 2017. Over the past several years revenues from paid subscription services have declined year over year as a result of a decline in the number of paid subscribers for our services. Management believes the decline in paid subscriber accounts is primarily attributable to the industry trends of consumers switching from dial-up Internet access to high speed Internet access such as cable and DSL. Management expects revenues in the principal investments - United Online segment to continue to decline year over year.

Operating Expenses

Direct Cost of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
	Auction and Liquidation Segment	Valuation and Appraisal Segment	Principal Investments - United Online Segment	Total	Auction and Liquidation Segment	Valuation and Appraisal Segment	Principal Investments - United Online Segment	Total
Revenues - Services and fees	$15,517	$8,520	$11,374		$13,996	$7,796	$13,303
Direct cost of services	4,576	4,198	2,878	$11,652	10,334	3,672	3,595	$17,601
Gross margin on services and fees	$10,941	$4,322	$8,496		$3,662	$4,124	$9,708
Gross margin percentage	70.5%	50.7%	74.7%		26.2%	52.9%	73.0%

Total direct costs decreased approximately $5.9 million, to $11.7 million during the three months ended March 31, 2018 from $17.6 million during the three months ended March 31, 2017. Direct costs of services decreased by $5.8 million in the auction and liquidation segment and $0.7 million in the principal investments - United Online segment, offset by an increase of $0.5 million in the valuation and appraisal segment. The decrease in direct costs in the auction and liquidation segment was primarily due to mix of engagement types performed during the three months ended March 31, 2018 as compared to the same 2017 period. The decrease in direct costs in the principal investments – United Online was primarily due to a decrease in costs to support the lower number of subscribers for dial-up internet service in 2018 as compared to the same period in 2017. The increase in direct costs of services in the valuation and appraisal segment was primarily due to an increase in payroll and related expenses in 2018 as compared to the same period in 2017.

Gross margin in the auction and liquidation segment for services and fees increased 44.3% to 70.5% of revenues during the three months ended March 31, 2018, as compared to 26.2% of revenues during the three months ended March 31, 2017. The increase in margin in the auction and liquidation segment is due to the mix of engagement types between guarantee and commission and fees engagements performed during the three months ended March 31, 2018 as compared to the same 2017 period.

Gross margin in the valuation and appraisal segment for services and fees decreased 2.2% to 50.7% of revenues during the three months ended March 31, 2018, from 52.9% of revenues during the three months ended March 31, 2017. The decrease in margin in the valuation and appraisal segment is primarily due to increase in payroll and related expenses in 2018 as compared to the same 2017 period.

Gross margin in the principal investments – United Online segment for services and fees increased 1.7% to 74.7% of revenues during the three months ended March 31, 2018, from 73.0% of revenues during the three months ended March 31, 2017. The increase in margin in the principal investments – United Online segment is primarily due to price increases in subscription plans.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended March 31, 2018 and 2017 were comprised of the following:

Selling, General and Administrative Expenses

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$55,203	81.1%	$11,096	45.9%	$44,107	397.5%
Auction and Liquidation segment	2,889	4.3%	1,855	7.7%	1,034	55.7%
Valuation and Appraisal segment	2,394	3.5%	2,124	8.8%	270	12.7%
Principal Investments - United Online segment	3,637	5.3%	5,152	21.3%	(1,515)	(29.4%)
Corporate and Other segment	3,975	5.8%	3,925	16.3%	50	1.3%
Total selling, general & administrative expenses	$68,098	100.0%	$24,152	100.0%	$43,946	182.0%

Total selling, general and administrative expenses increased $43.9 million, to $68.1 million during the three months ended March 31, 2018 from $24.2 million for the three months ended March 31, 2017. The increase was due to an increase in selling, general and administrative expenses of $44.1 million in the capital markets segment, $1.0 million in the auction and liquidation segment, $0.3 million in the valuation and appraisal segment and less than $0.1 million in corporate and other, offset by a decrease of $1.5 million in the principal investments - United Online segment.

Capital Markets

Selling, general and administrative expenses in the capital markets segment increased by $44.1 million to $55.2 million during the three months ended March 31, 2018 from $11.1 million during the three months ended March 31, 2017. The increase in expenses was primarily due to the acquisitions of Wunderlich on July 3, 2017 and FBR on June 1, 2017. The increase in expenses was primarily due to an increase in (a) payroll and related expenses of $30.9 million, (b) occupancy expenses of $3.6 million, (c) legal and professional fees of $2.3 million, and (d) other administrative expenses of $7.3 million.

Auction and Liquidation

Selling, general and administrative expenses in the auction and liquidation segment increased $1.0 million, or 55.7%, to $2.9 million during the three months ended March 31, 2018 from $1.9 million for the three months ended March 31, 2017. The increase in expenses was primarily due to an increase in (a) payroll and related expenses in the amount of $0.8 million, (b) bad debt expense of $0.2 million, and (c) legal and professional fees of $0.2 million, offset by a decrease in other administrative expenses of $0.2 million.

Valuation and Appraisal

Selling, general and administrative expenses in the valuation and appraisal segment were $2.4 million and $2.1 million during the three months ended March 31, 2018 and 2017, respectively.

Principal Investments - United Online

Selling, general and administrative expenses in the principal investments - United Online segment decreased $1.5 million, or 29.4%, to $3.6 million during the three months ended March 31, 2018 from $5.2 million during the three months ended March 31, 2017. For the three months ended March 31, 2018, these expenses include $1.0 million of technology and development expenses, $0.3 million of sales and marketing expenses, $1.0 million of general and administrative expenses and $1.3 million of amortization of intangibles. For the three months ended March 31, 2017, these expenses include $1.3 million of technology and development expenses, $0.3 million of sales and marketing expenses, $2.2 million of general and administrative expenses and $1.4 million of amortization of intangibles. Technology and development expenses include expenses for product development, maintenance of existing software, technology and websites. Sales and marketing expenses include expenses associated personnel and overhead-related expenses for marketing, customer service, and advertising sales personnel to acquire and retain paid subscribers. Expenses associated with generating advertising revenues include sales commissions and personnel-related expenses. General and administrative expenses consist of personnel-related expenses for management in the principal investments - United Online segment, facilities, internal customer support personnel, personnel associated with operating our corporate systems and insurance recoveries. Amortization of intangibles includes amortization expense related to customer lists, advertising relationships, domain names and internally developed software.

Corporate and Other

Selling, general and administrative expenses for corporate and other were $4.0 million and $3.9 million for the three months ended March 31, 2018 and 2017, respectively.

Restructuring Charge. During the three months ended March 31, 2018, we incurred a restructuring charge of $0.2 million, which was primarily comprised of lease loss accruals for the planned consolidation of office space related to operations in the capital markets segment.

Restructuring charge of $0.4 million during the three months ended March 31, 2017 was primarily comprised of employee termination costs related to a reduction in personnel in the principal investments – United Online segment.

Other Income (Expense). Other income included interest income of $0.1 million during each of the three months ended March 31, 2018 and 2017. Interest expense was $4.2 million during the three months ended March 31, 2018 as compared to $0.8 million during the three months ended March 31, 2017. The increase in interest expense during the three months ended March 31, 2018 was primarily due to an increase in interest expense of $3.4 million from the issuance of senior notes due in 2021 and 2027. Other expense in the three month ended March 31, 2018 included $0.7 million loss on equity investments.

Income Before Income Taxes. Income before income taxes decreased $4.2 million to income before income taxes of $5.8 million during the three months ended March 31, 2018 from an income before income taxes of $10.1 million during the three months ended March 31, 2017. The decrease in income before income taxes was primarily due to (a) a decrease in operating income of $6.9 million in our capital markets segment, (b) an increase in interest expense of $3.4 million, and (c) loss on equity investment of $0.7 million during the three months ended March 31, 2018, offset by an increase in operating income of $6.2 million in our auction and liquidation segment and an increase in operating income of $0.7 million our principal investments – United Online segment.

(Provision for) Benefit from Income Taxes. Provision for income taxes was $1.0 million during the three months ended March 31, 2018 compared to a benefit from income taxes of $3.8 million during the three months ended March 31, 2017. The effective income tax rate was a provision of 17.0% for the three months ended March 31, 2018 as compared to a benefit of 38.3% for the three months ended March 31, 2017.

Net Income (Loss) Attributable to Noncontrolling Interest. Net income (loss) attributable to noncontrolling interests represents the proportionate share of net income generated by Great American Global Partners, LLC, in which we have a 50% membership interest that we do not own. The net income attributable to noncontrolling interests was $0.3 million during the three months ended March 31, 2018 compared to net loss attributable to noncontrolling interests of $0.1 million during the three months ended March 31, 2017.

Net Income Attributable to the Company. Net income attributable to the Company for the three months ended March 31, 2018 was $4.5 million, a decrease of net income of $9.5 million, from net income attributable to the Company of $14.0 million for the three months ended March 31, 2017. Decrease in net income attributable to the Company during the three months ended March 31, 2018 as compared to the same period in 2017 was primarily due to an increase in selling, general and administrate expenses of $43.9 million and an increase in interest expense of $3.4 million, offset by an increase in total revenues of $42.9 million and the impact of provision for taxes as discussed above.

Liquidity and Capital Resources

Our operations are funded through a combination of existing cash on hand, cash generated from operations, proceeds from the issuance of common stock, and borrowings under our senior notes payable, credit facility and special purposes financing arrangements. On November 2, 2016, we issued $28.8 million of Senior Notes due in 2021 (the “2021 Notes”), and during the third and fourth quarter of 2017, we issued an additional $6.5 million of 2021 Notes. During the first quarter of 2018, we issued an additional $0.5 million of 2021 Notes. Interest on the 2021 Notes is payable quarterly at 7.50% commencing January 31, 2017. The 2021 Notes are unsecured and due and payable in full on October 31, 2021. In connection with the issuance of the 2021 Notes, we received net proceeds of $34.8 million (after underwriting commissions, fees and other issuance costs of $1.0 million). On May 31, 2017, we issued $60.4 million of Senior Notes due in May 2027 (the “7.50% 2027 Notes”), and during the third and fourth quarter of 2017, we issued an additional $32.1 million of the 7.50% 2027 Notes. During the first quarter of 2018, we issued an additional $1.4 million of 7.50% 2027 Notes. Interest is payable quarterly at 7.50% commencing July 31, 2017. The 2027 Notes are unsecured and due and payable in full on May 31, 2027. In connection with the issuance of the 7.50% 2027 Notes, we received net proceeds of approximately $92.2 million (after underwriting commissions, fees and other issuance costs of $1.7 million). In December 2017, we issued $80.5 million of Senior Notes due in December 2027 (the “7.25% 2027 Notes”). During the first quarter of 2018, we issued an additional $5.4 million of 7.25% 2027 Notes. Interest is payable quarterly at 7.25% commencing January 31, 2018. The 7.25% 2027 Notes are unsecured and due and payable in full on December 31, 2027. In connection with the issuance of the 7.25% 2027 Notes, we received net proceeds of $83.5 million (after underwriting commissions, fees and other issuance costs of $2.4 million).

As of March 31, 2018, we had $74.3 million of unrestricted cash and cash equivalents, $23.4 million of restricted cash, $150.8 million of investments in securities and other investments, and approximately $212.8 million of borrowings outstanding. The borrowings outstanding of approximately $212.8 million at March 31, 2018 included (a) $35.1 million of borrowings from the issuance of the 2021 Notes, (b) $92.3 million of borrowings from the issuance of the 7.50% 2027 Notes, (c) $83.6 million of borrowings from the issuance of the 7.25% 2027 Notes, and (d) $1.9 million of notes payable. We believe that our current cash and cash equivalents, securities and other investments owned, funds available under our asset based credit facility, UOL line of credit and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from issuance date of the accompanying financial statements. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and execute on our business plan.

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. On March 17, 2018, the Company declared a regular dividend of $0.08 per share and a special dividend of $0.08 per share which was paid by the Company on April 3, 2018. In addition, on May 7, 2018, the Company declared a regular dividend of $0.08 per share and a special dividend of $0.04 per share which will be paid by the Company on or about June 5, 2018 to stockholders of record as of May 21, 2018. During the year ended December 31, 2017, we paid cash dividends of $14.9 million on our common stock. While it is the Board’s current intention to make regular dividend payments of $0.08 per share each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

Our principal sources of liquidity to finance our business is our existing cash on hand, cash flows generated from operating activities, funds available under revolving credit facilities and special purpose financing arrangements.

Cash Flow Summary

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Net cash (used in) provided by:
Operating activities	$(54,055)	$(38,855)
Investing activities	(4,268)	268
Financing activities	3,813	(6,841)
Effect of foreign currency on cash, cash equivalents and restricted cash	(314)	2,088
Net decrease in cash, cash equivalents and restricted cash	$(54,824)	$(43,340)

Cash used in operating activities was $54.1 million for the three months ended March 31, 2018, a decrease of $15.2 million, from cash used in operating activities of $38.9 million for the three months ended March 31, 2017. Cash used in operating activities for the three months ended March 31, 2018 includes net income of $4.8 million adjusted for noncash items and changes in operating assets and liabilities. The decrease in cash used in operating activities of $15.2 million was primarily due to (a) a decrease in net income of $9.1 million to $4.8 million during the three months ended March 31, 2018 from $13.9 million during the three months ended March 31, 2017, (b) an increase in non-cash charges and other items of $7.5 million, which included depreciation and amortization of $3.3 million, share-based compensation of $2.6 million, loss on equity investments of $0.7 million, provision for doubtful accounts of $0.3 million, impairment of leaseholds, lease loss accrual and loss on disposal of fixed assets of $0.3 million, income allocated for mandatorily redeemable noncontrolling interests of $0.2 million and other non-cash items of $0.1 million, and (c) changes in operating assets and liabilities that resulted in a decrease of $66.4 million in cash flows from operations during the three months ended March 31, 2018.

Cash used in investing activities was $4.3 million during the three months ended March 31, 2018 compared to cash provided by investing activities of $0.3 million for the three months ended March 31, 2017. During the three months ended March 31, 2018, cash used in investing activities consisted of cash used for equity investments in the amounts of $3.6 million and cash use of $0.7 million for purchases of property and equipment. During the three months ended March 31, 2017, cash provided by investing activities consisted of proceeds of $0.5 million from the sale of intangible assets, offset by the use of $0.2 million of cash to purchase property and equipment.

Cash provided by financing activities was $3.8 million during the three months ended March 31, 2018 compared to cash used in financing activities of $6.8 million during the three months ended March 31, 2017. During the three months ended March 31, 2018, cash provided by financing activities primarily consisted of $7.3 million proceeds from issuance of senior notes, offset by (a) $1.8 million used to pay cash dividends, (b) $1.1 million used for payment of employment taxes on vesting of restricted stock (c) $0.4 million used for repayment of notes payable, and (d) $0.1 million distribution to noncontrolling interests. During the three months ended March 31, 2017, cash used in financing activities primarily consisted of (a) $1.3 million payment for the second anniversary of contingent consideration in connection with the acquisition of MK Capital Advisors, LLC, (b) $5.0 million of dividends paid on our common stock, and (c) $0.6 million of distributions to noncontrolling interests.

Credit Agreements

On April 21, 2017, we amended the Credit Agreement governing our asset based credit facility with Wells Fargo Bank to increase the maximum borrowing limit from $100.0 million to $200.0 million. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. On April 19, 2018, the Company entered into an amended and restated consent to the Credit Agreement, pursuant to which Wells Fargo Bank increased the maximum borrowing limit solely for the purposes of the Bon-Ton Transactions from $200.0 million to $300.0 million and reverts back to $200.0 million upon repayment of the amounts borrowed in connection with the Bon-Ton Transactions. The Credit Agreement continues to allow for borrowings under the separate credit agreement (a “UK Credit Agreement”) which was dated March 19, 2015 with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom with borrowings up to 50.0 million British Pounds. Any borrowing on the UK Credit Agreement reduce the availability of the asset based $300.0 million credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. The Credit Agreement continues to include the addition of our Canadian subsidiary, from the October 5, 2016 amendment to the Credit Agreement, to facilitate borrowings to fund retail liquidation transactions in Canada. From time to time, we utilize this credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. Subject to certain limitations and offsets, we are permitted to borrow up to $200.0 million under the credit facility, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect). Borrowings under the credit facility are only made at the discretion of the lender and are generally required to be repaid within 180 days. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related credit agreement. We typically seek borrowings on an engagement-by- engagement basis. The credit agreement governing the credit facility contains certain covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. At March 31, 2018 and December 31, 2017, there was $8.3 million and $18.5 million of letters of credit outstanding under the credit facility, respectively.

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

UOL paid a commitment fee equal to 1.00% of the aggregate commitments upon the closing of the UOL Credit Agreement. The UOL Credit Agreement also provides for an unused line fee payable quarterly, in arrears, in an amount equal to: (a) 0.50% per annum times the amount of the unused revolving commitment that is less than or equal to the amount of the cash maintained in accounts with the agent (as depositary bank); plus (b) 1.00% per annum times the amount of the unused revolving commitment that is greater than the amount of the cash maintained in accounts with the agent (as depositary bank). Any amounts outstanding under the UOL Credit Facility are due at maturity. At March 31, 2018 and December 31, 2017, there was no outstanding balances under the UOL Credit Agreement.

Senior Note Offerings

On November 2, 2016, we issued $28.8 million of Senior Notes (the “2021 Notes”), and during the third and fourth quarter of 2017, we issued an additional $6.5 million of the 2021 Notes. During the first quarter of 2018, we issued an additional $0.5 million of the 2021 Notes. Interest is payable quarterly at 7.50% commencing January 31, 2017. The 2021 Notes are unsecured and due and payable in full on October 31, 2021. In connection with the issuance of the 2021 Notes, we received net proceeds of $34.8 million (after underwriting commissions, fees and other issuance costs of $1.0 million). The outstanding balance of the 2021 Notes was approximately $35.1 million (net of unamortized debt issue costs and premiums of $0.7 million) at March 31, 2018.

On May 31, 2017, we issued $60.4 million of Senior Notes (the “7.50% 2027 Notes”), and during the third and fourth quarter of 2017 we issued an additional $32.1 million of the 7.50% 2027 Notes. During the first quarter of 2018, we issued an additional $1.4 million of the 7.50% 2027 Notes. Interest is payable quarterly at 7.50% commencing July 31, 2017. The 7.50% 2027 Notes are unsecured and due and payable in full on May 31, 2027. In connection with the issuance of the 7.50% 2027 Notes, we received net proceeds of approximately $92.2 million (after underwriting commissions, fees and other issuance costs of $1.7 million). The outstanding balance of the 7.50% 2027 Notes was $92.3 million (net of unamortized debt issue costs of $1.6 million) at March 31, 2018.

In December 2017, we issued $80.5 million of Senior Notes (the “7.25% 2027 Notes”). During the first quarter of 2018, we issued an additional $5.4 million of the 7.25% 2027 Notes. Interest is payable quarterly at 7.25% commencing January 31, 2018. The 7.25% 2027 Notes are unsecured and due and payable in full on December 31, 2027. In connection with the issuance of the 7.25% 2027 Notes, we received net proceeds of $83.5 million (after underwriting commissions, fees and other issuance costs of $2.4 million). The outstanding balance of the 7.25% 2027 Notes was $83.6 million (net of unamortized debt issue costs of $2.3 million) at December 31, 2017.

On December 19, 2017, we filed a prospectus supplement, pursuant to which we may sell from time to time, at our option up to an aggregate of $19.0 million of the 2021 Notes, the 7.50% 2027 Notes and the 7.25% 2027 Notes. On December 19, 2017, we entered into the Sales Agreement, pursuant to which the Company may offer to sell, from time to time, such Notes. The Notes sold pursuant to the Sales Agreement prior to April 25, 2018 were issued pursuant to a prospectus dated March 29, 2017, as supplemented by a prospectus supplement dated June 28, 2017, in each case filed with the Securities and Exchange Commission pursuant to our effective Registration Statement on Form S-3 (File No. 333-216763), which was declared effective by the Securities and Exchange Commission on March 29, 2017. The Notes issued prior to April 25, 2018 were issued pursuant to the Indenture, dated as of November 2, 2016, as supplemented by a First Supplemental Indenture, dated as of November 2, 2016 and the Second Supplemental Indenture, dated as of May 31, 2017, each between us and U.S. Bank, National Association, as trustee. At March 31, 2018, we had $11.7 million of 2021 Notes, 7.50% 2027 Notes or 7.25% 2027 Notes that may be sold pursuant to the Sales Agreement.

On April 25, 2018, we filed a prospectus supplement pursuant to which the Company may sell from time to time, at the Company’s option up to an aggregate of $50.0 million of the 2021 Notes, the 7.50% 2027 Notes and the 7.25% 2027 Notes. The Notes sold pursuant to the Sales Agreement on or following April 25, 2018 will be issued pursuant to a prospectus dated April 6, 2018, as supplemented by a prospectus supplement dated April 25, 2018, in each case filed with the Securities and Exchange Commission pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-223789), which was declared effective by the SEC on April 6, 2018. The Notes will be issued pursuant to the Indenture, dated as of November 2, 2016, as supplemented by a First Supplemental Indenture, dated as of November 2, 2016, the Second Supplemental Indenture, dated as of May 31, 2017, and the Third Supplemental Indenture, dated as of December 13, 2017 each between the Company and U.S. Bank, National Association, as trustee. Future sales of the 2021 Notes, 7.50% 2027 Notes and 7.25% 2027 Notes pursuant to the Sales Agreement will depend on a variety of factors including, but not limited to, market conditions, the trading price of the notes and the Company’s capital needs. There can be no assurance we will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we may deem appropriate.

Other Borrowings

Notes payable include notes payable to a clearing organization for one of the Company’s broker dealers. The notes payable accrue interest at rates ranging from the prime rate plus 0.25% to 2.0% (5.00% to 6.75% at March 31, 2018) payable annually. The principal payments on the notes payable are due annually in the amount of $0.4 million on January 31, $0.2 million on September 30, and $0.1 million on October 31. The notes payable mature at various dates from September 30, 2018 through January 31, 2022. At March 31, 2018 and December 31, 2017, the outstanding balance for the notes payable was $1.9 million and $2.2 million, respectively.

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

Recent Accounting Pronouncements

In March 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU 2018-05: Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Cuts and Jobs Act (“Tax Reform Act”). The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations. This ASU also discusses required disclosures that an entity must make with regard to the Tax Reform Act. This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded. The Company has adopted this standard and will continue to evaluate indicators that may give rise to a change in our tax provision as a result of the Tax Reform Act. See Note10 to our condensed consolidated financial statements for additional information on the Tax Reform Act.

In February 2016, the FASB issued ASU No. 2016-02: Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 will be effective for the Company in fiscal year 2019, but early application is permitted. The Company is currently evaluating the impact of this update on the consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. This standard simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The revised guidance will be applied prospectively, and is effective for calendar year-end SEC filers for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has not yet adopted this update and currently evaluating the effect this new standard will have on its financial condition and results of operations

On January 1, 2018, we adopted ASU 2016-18 – Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) using the retrospective method which requires adjustment to prior periods in the statement of cash flows. ASU 2016-18 clarifies how restricted cash should be presented on the statement of cash flows and requires companies to include restricted cash with cash and cash equivalents when reconciling the beginning of period and end of period totals on the statement of cash flows. Restricted cash previously classified under investing activities is now included in the reconciliation of beginning and ending cash on the statement of cash flows. The adoption of ASU 2016-18 did not have a material impact on the Company’s financial condition and results of operations.

On January 1, 2018, we adopted Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers using the modified retrospective method and the impact was determined to be immaterial on our consolidated financial statements. The new revenue standard was applied prospectively in our condensed consolidated financial statements from January 1, 2018 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods. See Note 9 for additional information on the adoption of this standard.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

The primary objective of our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income we receive from investments without significantly increasing risk. To achieve these objectives, our investments allow us to maintain a portfolio of cash equivalents, short-term investments through a variety of securities owned that primarily includes common stocks, loans receivable and investments in partnership interests. Our cash and cash equivalents through March 31, 2018 included amounts in bank checking and liquid money market accounts. We may be exposed to interest rate risk through trading activities in convertible and fixed income securities as well as U.S. Treasury securities, however, based on our daily monitoring of this risk, we believe we currently have limited exposure to interest rate risk in these activities.

Foreign Currency Risk

The majority of our operating activities are conducted in U.S. dollars. Revenues generated from our foreign subsidiaries totaled $0.5 million for the three months ended March 31, 2018 or less than 1% or our total revenues of $95.8 million during the three months ended March 31, 2018. The financial statements of our foreign subsidiaries are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (loss). Transaction gains (losses), which were included in our consolidated statements of income, amounted to a gain of $0.1 million and a loss of $0.3 million during the three months ended March 31, 2018 and 2017, respectively. We may be exposed to foreign currency risk; however, our operating results during the three months ended March 31, 2018 included $0.5 million of revenues from our foreign subsidiaries and a 10% appreciation of the U.S. dollar relative to the local currency exchange rates would result in less than $0.1 million increase in our operating income and a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net decrease in our operating income of less than $0.1 million for the three months ended March 31, 2018.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2018 our disclosure controls and procedures were effective at the reasonable assurance level.

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

In May 2014, Waterford Township Police & Fire Retirement System et al. v. Regional Management Corp et al., filed a complaint in the Southern District of New York (the “Court”), against underwriters alleging violations under sections 11 and 12 of the Securities Act of 1933, as amended (the “Securities Act”). B. Riley FBR, Inc. (“B. Riley FBR”) (formerly, FBR Capital Markets & Co. (“FBRCM”)), a broker-dealer subsidiary of ours, was a co-manager of 2 offerings. On January 30, 2017, the Court denied the plaintiffs’ motion to file a first amended complaint, which would have revived claims previously dismissed by the Court on March 30, 2016. On March 1, 2017, the plaintiffs filed a notice of appeal and an opening brief on June 21, 2017. Defendant’s opposition motion was filed on September 12, 2017. Appellants filed their reply brief on October 17, 2017 and oral argument was held on November 17, 2017. On January 26, 2018, the Appellate court issued its order affirming the court’s order dismissing the plaintiff’s case and denying leave to amend. Regional Management continues to indemnify all of the underwriters, including FBRCM, pursuant to the operative underwriting agreement.

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

Item 1A. Risk Factors.

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 14, 2018. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2017 could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. There have been no material changes to the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2017.

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

Date: May 8, 2018		B. Riley Financial, Inc.

	By:	/s/ PHILLIP J. AHN
Name: Phillip J. Ahn
Title: Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

4.1	Base Indenture, dated as of November 2, 2016, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	11/2/2016

4.2	First Supplemental Indenture, dated as of November 2, 2016, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.2	11/2/2016

4.3	Form of 7.50% Senior Note due 2021.	8-K	4.2	11/2/2016

4.4	Second Supplemental Indenture, dated as of May 31, 2017, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	5/31/2017

4.5	Form of 7.50% Senior Note due 2027.	8-K	4.1	5/31/2017

4.6	Third Supplemental Indenture, dated as of December 13, 2017, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	12/13/2017

4.7	Form of 7.25% Senior Note due 2027.	8-K	4.1	12/13/2017

10.1#	Employment Agreement, dated as of January 1, 2018, by and between the registrant and Bryant R. Riley.	8-K	10.1	1/5/2018

10.2#	Employment Agreement, dated as of January 1, 2018, by and between the registrant and Thomas J. Kelleher.	8-K	10.2	1/5/2018

10.3#	Employment Agreement, dated as of January 1, 2018, by and between Great American Group, LLC. and Andrew Gumaer.	8-K	10.3	1/5/2018

10.4#	Employment Agreement, dated as of January 1, 2018, by and between the registrant and Phillip J. Ahn.	8-K	10.4	1/5/2018

10.5#	Employment Agreement, dated as of January 1, 2018, by and between the registrant and Alan N. Forman.	10-K	10.42	3/14/2018

10.6	Debt Conversion and Purchase and Sale Agreement, dated January 12, 2018, by and among B. Riley Financial, Inc., bebe stores, inc. and The Manny Mashouf Living Trust.	8-K	10.1	1/16/2018

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.