Form 10-Q
period 2018-06-30
B. Riley Financial, Inc.
filed 2018-08-03
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
Or
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

As of July 30, 2018, there were 26,127,031 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

B. Riley Financial, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Assets
Cash and cash equivalents	$191,274	$132,823
Restricted cash	467	19,711
Due from clearing brokers	35,242	31,479
Securities and other investments owned, at fair value	160,540	145,360
Securities borrowed	1,013,988	807,089
Accounts receivable, net	33,111	20,015
Due from related parties	8,042	5,689
Advances against customer contracts	200,036	5,208
Prepaid expenses and other assets	42,203	22,605
Property and equipment, net	11,195	11,977
Goodwill	99,246	98,771
Other intangible assets, net	52,603	56,948
Deferred income taxes	29,222	29,229
Total assets	$1,877,169	$1,386,904
Liabilities and Equity
Liabilities
Accounts payable	$3,790	$2,650
Accrued expenses and other liabilities	72,986	71,685
Deferred revenue	3,600	3,141
Due to partners	7,398	1,578
Securities sold not yet purchased	17,583	28,291
Securities loaned	1,012,240	803,371
Mandatorily redeemable noncontrolling interests	4,238	4,478
Asset based credit facility	105,004	—
Notes payable	52,286	2,243
Senior notes payable	333,768	203,621
Total liabilities	1,612,893	1,121,058

Commitments and contingencies
B. Riley Financial, Inc. stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 26,070,165 and 26,569,462 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	244,631	259,980
Retained earnings	20,408	6,582
Accumulated other comprehensive loss	(1,619)	(534)
Total B. Riley Financial, Inc. stockholders’ equity	263,422	266,030
Noncontrolling interests	854	(184)
Total equity	264,276	265,846
Total liabilities and equity	$1,877,169	$1,386,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Services and fees	$118,882	$64,395	$207,331	$117,213
Interest income - Securities lending	6,591	2,218	13,882	2,218
Sale of goods	28	63	66	142
Total revenues	125,501	66,676	221,279	119,573
Operating expenses:
Direct cost of services	13,925	18,485	25,577	36,086
Cost of goods sold	49	130	90	189
Selling, general and administrative expenses	76,723	37,722	144,821	61,874
Restructuring charge	1,602	6,214	1,819	6,588
Interest expense - Securities lending	4,724	1,565	9,892	1,565
Total operating expenses	97,023	64,116	182,199	106,302
Operating income	28,478	2,560	39,080	13,271
Other income (expense):
Interest income	166	150	294	282
Income from equity investment	4,893	—	4,221	—
Interest expense	(10,359)	(1,894)	(14,586)	(2,685)
Income before income taxes	23,178	816	29,009	10,868
(Provision for) benefit from income taxes	(5,377)	2,547	(6,366)	6,396
Net income	17,801	3,363	22,643	17,264
Net income (loss) attributable to noncontrolling interests	804	83	1,143	(37)
Net income attributable to B. Riley Financial, Inc.	$16,997	$3,280	$21,500	$17,301

Basic income per share	$0.67	$0.15	$0.83	$0.85
Diluted income per share	$0.64	$0.15	$0.80	$0.82

Cash dividends per share	$0.12	$0.16	$0.28	$0.42

Weighted average basic shares outstanding	25,424,178	21,216,829	25,799,077	20,311,231
Weighted average diluted shares outstanding	26,397,513	22,119,055	26,785,169	20,984,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$17,801	$3,363	$22,643	$17,264
Other comprehensive (loss) income:
Change in cumulative translation adjustment	(865)	401	(1,085)	1,046
Other comprehensive (loss) income, net of tax	(865)	401	(1,085)	1,046
Total comprehensive income	16,936	3,764	21,558	18,310
Comprehensive income (loss) attributable to noncontrolling interests	804	83	1,143	(37)
Comprehensive income attributable to B. Riley Financial, Inc.	$16,132	$3,681	$20,415	$18,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

(Dollars in thousands)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, January 1, 2017	—	$—	19,140,342	$2	$141,170	$9,887	$(1,712)	$1,045	$150,392
Issuance of common stock for acquisition of MK Capital, LLC - contingent equity consideration on February 2, 2017	—	—	166,666	—	1,151	—	—	—	1,151
Issuance of common stock for acquisition of Dialectic general partner interests on April 13, 2017	—	—	158,484	—	1,952	—	—	—	1,952
Issuance of common stock for acquisition of FBR & Co. on June 1, 2017	—	—	4,779,354	—	73,472	—	—	—	73,472
Vesting of restricted stock, net of shares withheld for employer taxes	—	—	132,960	—	(1,057)	—	—	—	(1,057)
Share based payments	—	—	—	—	3,940	—	—	—	3,940
Dividends on common stock	—	—	—	—	—	(8,134)	—	—	(8,134)
Net income for the six months ended June 30, 2017	—	—	—	—	—	17,301	—	16	17,317
Foreign currency translation adjustment	—	—	—	—	—	—	1,046	—	1,046
Balance, June 30, 2017	—	$—	24,377,806	$2	$220,628	$19,054	$(666)	$1,061	$240,079

Balance, January 1, 2018	—	$—	26,569,462	$2	$259,980	$6,582	$(534)	$(184)	$265,846
Vesting of restricted stock, net of shares withheld for employer taxes	—	—	450,703	—	(3,570)	—	—	—	(3,570)
Stock repurchased and retired	—	—	(950,000)	—	(17,338)	—	—	—	(17,338)
Share based payments	—	—	—	—	5,559	—	—	—	5,559
Dividends on common stock	—	—	—	—	—	(7,674)	—	—	(7,674)
Net income for the six months ended June 30, 2018	—	—	—	—	—	21,500	—	1,038	22,538
Foreign currency translation adjustment	—	—	—	—	—	—	(1,085)	—	(1,085)
Balance, June 30, 2018	—	$—	26,070,165	$2	$244,631	$20,408	$(1,619)	$854	$264,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$22,643	$17,264
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,670	4,290
Provision for doubtful accounts	648	704
Share-based compensation	5,559	3,940
Recovery of key man life insurance	—	(6,000)
Non-cash interest and other	1,870	166
Effect of foreign currency on operations	(582)	(855)
Income from equity investment	(4,221)	—
Deferred income taxes	7	(23,636)
Impairment of leaseholds, lease loss accrual and loss on disposal of fixed assets	1,403	1,371
Income allocated and fair value adjustment for mandatorily redeemable noncontrolling interests	543	7,268
Change in operating assets and liabilities:
Due from clearing brokers	(3,763)	13,408
Securities and other investments owned	(15,180)	(40,975)
Securities borrowed	(206,899)	(48,134)
Accounts receivable and advances against customer contracts	(208,658)	(37,153)
Prepaid expenses and other assets	(16,108)	14,988
Accounts payable, accrued payroll and related expenses, accrued value added tax payable and other accrued expenses	5,320	(22,748)
Amounts due to/from related parties and partners	3,362	(13,333)
Securities sold, not yet purchased	(10,708)	2,675
Deferred revenue	459	(425)
Securities loaned	208,869	44,365
Net cash used in operating activities	(208,766)	(82,820)
Cash flows from investing activities:
Cash acquired from acquisition of FBR & Co.	—	15,738
Acquisition of other businesses	—	(2,052)
Acquisition consideration payable	—	(10,381)
Purchases of property and equipment and intangible assets	(1,836)	(306)
Proceeds from key man life insurance	—	6,000
Proceeds from sale of property and equipment and intangible assets	37	619
Equity investments	(3,575)	—
Dividends from equity investment	1,695	—
Net cash (used in) provided by investing activities	(3,679)	9,618
Cash flows from financing activities:
Proceeds from asset based credit facility	300,000	65,987
Repayment of asset based credit facility	(194,460)	(45,750)
Payment of contingent consideration	—	(1,250)
Proceeds from notes payable	51,020	—
Repayment of notes payable	(357)	—
Proceeds from issuance of senior notes	132,123	60,375
Payment of debt issuance costs	(4,936)	(2,528)
Payment of employment taxes on vesting of restricted stock	(3,570)	(1,057)
Dividends paid	(9,549)	(8,380)
Repurchase of common stock	(17,338)	—
Distribution to noncontrolling interests	(782)	(1,646)
Net cash provided by financing activities	252,151	65,751
Increase (decrease) in cash, cash equivalents and restricted cash	39,706	(7,451)
Effect of foreign currency on cash, cash equivalents and restricted cash	(499)	2,354
Net increase (decrease) in cash, cash equivalents and restricted cash	39,207	(5,097)
Cash, cash equivalents and restricted cash, beginning of year	152,534	115,399
Cash, cash equivalents and restricted cash, end of period	$191,741	$110,302

Supplemental disclosures:
Interest paid	$21,868	$2,890
Taxes paid	$2,306	$9,689

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

On November 9, 2017, the Company entered into an Agreement and Plan of Merger with B. R. Acquisition Ltd., an Israeli corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and magicJack VocalTec Ltd., an Israeli corporation (“magicJack”), pursuant to which Merger Sub will merge with and into magicJack, with magicJack continuing as the surviving corporation and as an indirect subsidiary of the Company. Subject to the terms and conditions of the Agreement and Plan of Merger, each outstanding share of magicJack will be converted into the right to receive $8.71 in cash without interest, representing approximately $143,500 in aggregate merger consideration. The closing of the transaction is subject to the receipt of certain regulatory approvals and the satisfaction of other closing conditions. It is anticipated that the acquisition of magicJack will close in the second half of 2018.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of B. Riley Financial, Inc. and its wholly-owned and majority-owned subsidiaries. The condensed consolidated financial statements also include the accounts of (a) Great American Global Partners, LLC which is controlled by the Company as a result of its ownership of a 50% member interest, appointment of two of the three executive officers and significant influence over the funding of operations, and (b) GA Retail Investments, L.P. which is controlled by the Company as a result of its ownership of a 50% partnership interest, appointment of executive officers and significant influence over the operations. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 14, 2018. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

(b)	Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expense during the reporting period. Estimates are used when accounting for certain items such as valuation of securities, reserves for accounts receivable and slow moving goods held for sale or auction, the carrying value of intangible assets and goodwill, the fair value of mandatorily redeemable noncontrolling interests, fair value of share-based arrangements, fair value of contingent consideration in business combinations and accounting for income tax valuation allowances. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

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

Revenues from one liquidation service contract to a retailer represented 13.6% of total revenues during the three months ended June 30, 2018. Revenues in the capital markets, valuation and appraisal and principal investments – United Online segments are currently primarily generated in the United States. Revenues in the auction and liquidation segment are primarily generated in the United States, Australia, Canada and Europe.

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

The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $1,192 and $862 for the three months ended June 30, 2018 and 2017, respectively, and $1,285 and $1,043 for the six months ended June 30, 2018 and 2017, respectively. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

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

The Company recorded a restructuring charge in the amount of $1,602 and $6,214 for the three months ended June 30, 2018 and 2017, respectively, and $1,819 and $6,588, for the six months ended June 30, 2018 and 2017, respectively.

The restructuring charge of $1,602 and $1,819 during the three and six months ended June 30, 2018, respectively, was primarily related to severance costs and lease loss accruals for the planned consolidation of office space related to operations in the capital markets segment.

The restructuring charge of $6,214 and $6,588 during the three and six months ended June 30, 2017, respectively, was primarily related to costs savings measures taking into account the planned synergies as a result of the acquisition of FBR & Co. (“FBR”), which included a reduction in force for some of the corporate executives of FBR and a restructuring to integrate FBR’s operations with the Company’s operations in the capital markets segment.

The following table summarizes the changes in accrued restructuring charge during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Balance, beginning of period	$1,576	817	2,600	$694
Restructuring charge	1,602	6,214	1,819	6,588
Cash paid	(1,229)	(1,537)	(2,450)	(1,788)
Non-cash items	(122)	(2,207)	(142)	(2,207)
Balance, end of period	$1,827	$3,287	$1,827	$3,287

The following table summarizes the restructuring activities during the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018				2017
		Principal				Principal
		Investments -				Investments -
	Capital	United			Capital	United
	Markets	Online	Corporate	Total	Markets	Online	Corporate	Total
Restructuring charge:
Employee termination costs	$682	—	—	682	$2,534	$109	$2,182	$4,825
Facility closure and consolidation charge (recovery)	1,092	—	(172)	920	1,389	—	—	1,389
Total restructuring charge	$1,774	$—	$(172)	$1,602	$3,923	$109	$2,182	$6,214

The following table summarizes the restructuring activities during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018				2017
		Principal				Principal
		Investments -				Investments -
	Capital	United			Capital	United
	Markets	Online	Corporate	Total	Markets	Online	Corporate	Total
Restructuring charge:
Employee termination costs	$653	—	—	653	$2,534	$483	$2,182	$5,199
Facility closure and consolidation charge (recovery)	1,376	—	(210)	1,166	1,389	—	—	1,389
Total restructuring charge	$2,029	$—	$(210)	$1,819	$3,923	$483	$2,182	$6,588

(j)	Income Taxes

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

As of June 30, 2018, restricted cash balance of $467 is cash collateral for one of our telecommunication suppliers. As of December 31, 2017, restricted cash balance of $19,711 included $19,197 of cash collateral related to a retail liquidation engagement and $514 cash segregated in a special bank account for the benefit of customers related to our broker dealer subsidiary and collateral for one of our telecommunication suppliers.

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

Accounts receivable represents amounts due from the Company’s auction and liquidation, valuation and appraisal, capital markets and principal investments - United Online customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. Bad debt expense and changes in the allowance for doubtful accounts for the three and six months ended June 30, 2018 and 2017 are included in Note 5.

(p)	Advances Against Customer Contracts

Advances against customer contracts represent advances of contractually reimbursable funds incurred prior to, and during the term of the auction and liquidation services contract. On April 18, 2018, the Company entered into an agency agreement to participate in the right to liquidate certain assets of The Bon-Ton Stores, Inc. (the “Agency Agreement”).  There are three parties to the Agency Agreement which were granted the right to act as the exclusive agent to conduct the sale of substantially all of the assets of The Bon-Ton Stores, Inc. (the “Bon-Ton Transaction”).  The Company initially advanced $407,426 in connection with Agency Agreement.  As of June 30, 2018, $199,243 remained outstanding and is included in the advances against customer contracts balance of $200,036.  Management expects the outstanding advance continue to be repaid from proceeds generated from the liquidation of the assets related to the Bon-Ton Transaction.

(q)	Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Depreciation and amortization expense was $1,187 and $694 for the three months ended June 30, 2018 and 2017, respectively, and $2,364 and $1,214 for the six months ended June 30, 2018 and 2017, respectively.

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

As of June 30, 2018 and December 31, 2017, the Company’s securities owned and securities sold not yet purchased at fair value consisted of the following securities:

	June 30,	December 31,
	2018	2017
Securities and other investments owned:
Common stocks and warrants	$83,755	$67,306
Corporate bonds	6,508	6,539
Fixed income securities	5,760	2,329
Loans receivable	16,829	33,713
Partnership interests and other	47,688	35,473
	$160,540	$145,360

Securities sold not yet purchased:
Common stocks	$6,466	$19,145
Corporate bonds	2,740	1,175
Fixed income securities	2,613	699
Partnership interests and other	5,764	7,272
	$17,583	$28,291

(s)	Fair Value Measurements

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

The Company’s securities and other investments owned and securities sold and not yet purchased are comprised of common and preferred stocks and warrants, corporate bonds, loans receivable and investments in partnerships. Investments in common stocks that are based on quoted prices in active markets are included in Level 1 of the fair value hierarchy. The Company also holds nonpublic common and preferred stocks and warrants for which there is little or no public market and fair value is determined by management on a consistent basis. For investments where little or no public market exists, management’s determination of fair value is based on the best available information which may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration various factors including earnings history, financial condition, recent sales prices of the issuer’s securities and liquidity risks. These investments are included in Level 3 of the fair value hierarchy. Investments in partnership interests include investments in private equity partnerships that primarily invest in equity securities, bonds, and direct lending funds. The Company’s partnership interests are valued based on the Company’s proportionate share of the net assets of the partnership which is derived from the most recent statements received from the general partner which are included in Level 3 of the fair value hierarchy. The Company also invests in certain proprietary investment funds that are valued at net asset value (“NAV”) determined by the fund administrator. The underlying securities held by these investment companies are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. As a practical expedient, the Company relies on the NAV of these investments as their fair value. The NAVs that have been provided by the fund administrators are derived from the fair values of the underlying investments as of the reporting date. In accordance with ASC “Topic 820: Fair Value Measurements,” these investment funds are not categorized within the fair value hierarchy.

The fair value of mandatorily redeemable noncontrolling interests is determined based on the issuance of similar interests for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports and internal valuation models.

The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2018 Using
		Quoted prices in	Other	Significant
	Fair value at	active markets	observable	unobservable
	June 30,	identical assets	inputs	inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities and other investments owned:
Common stocks and warrants	$83,755	$57,533	$—	$26,222
Corporate bonds	6,508	—	6,508	—
Fixed income securities	5,760	—	5,760	—
Loans receivable	16,829	—	—	16,829
Partnership interests and other	45,150	473	11	44,666
Total assets measured at fair value	$158,002	$58,006	$12,279	$87,717

Liabilities:
Securities sold not yet purchased:
Common stocks	$6,466	$6,466	$—	$—
Corporate bonds	2,740	—	2,740
Fixed income securities	2,613	—	2,613	—
Partnership interests and other	5,764	5,764	—	—
Total securities sold not yet purchased	17,583	12,230	5,353	—

Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,238	—	—	4,238
Total liabilities measured at fair value	$21,821	$12,230	$5,353	$4,238

	Financial Assets and Liabilities Measured at Fair Value
	on a Recurring Basis at December 31, 2017 Using
		Quoted prices in	Other	Significant
	Fair value at	active markets	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities and other investments owned:
Common stocks and warrants	$67,306	$38,960	$—	$28,346
Corporate bonds	6,539	—	6,539	—
Fixed income securities	2,329	—	2,329	—
Loans receivable	33,713	—	—	33,713
Partnership interests and other	31,883	686	5,093	26,104
Total assets measured at fair value	$141,770	$39,646	$13,961	$88,163

Liabilities:
Securities sold not yet purchased:
Common stocks	$19,145	$19,145	$—	$—
Corporate bonds	1,175	—	1,175	—
Fixed income securities	699	—	699	—
Partnership interests and other	7,272	7,272	—	—
Total securities sold not yet purchased	28,291	26,417	1,874	—

Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,478	—	—	4,478
Total liabilities measured at fair value	$32,769	$26,417	$1,874	$4,478

As of June 30, 2018, securities and other investments owned included $2,538 of investment funds valued at NAV per share as a practical expedient. As such, total securities and other investments owned of $160,540 in the condensed consolidated balance sheets at June 30, 2018 included investments in investment funds of $2,538 and securities and other investments owned in the amount of $158,002 as outlined in the fair value table above.

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

As of June 30, 2018 and December 31, 2017, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $87,717 and $88,163, respectively, or 4.7% and 6.4%, respectively, of the Company’s total assets. In determining the fair value for these Level 3 financial assets, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity.

The changes in Level 3 fair value hierarchy during the six months ended June 30, 2018 and 2017 are as follows:

	Level 3	Level 3 Changes During the Period				Level 3
	Balance at	Fair	Relating to	Purchases,	Transfer in	Balance at
	Beginning of	Value	Undistributed	Sales and	and/or out	End of
	Year	Adjustments	Earnings	Settlements	of Level 3	Period
Six Months Ended June 30, 2018
Common stocks and warrants	$28,346	$(3,246)	$578	$544	$—	$26,222
Loans receivable	33,713	(2)	—	(16,882)	—	16,829
Partnership interests and other	26,104	968	(685)	18,279	—	44,666
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,478	—	(240)	—	—	4,238

Six Months Ended June 30, 2017
Common stocks and warrants	$299	$(667)	$—	$10,131	$—	$9,763
Corporate bonds	160	—	—	—	(160)	—
Loans receivables	—	(100)	—	29,208	—	29,108
Partnership interests	13,426	2,697	—	899	—	17,022
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	3,214	6,250	(272)	—	449	9,641
Contingent consideration	1,242	8	—	(1,250)	—	—

The fair value adjustment for contingent consideration of $8 represents imputed interest for the six months ended June 30, 2017. During the second quarter of 2017, the Company had a triggering event for the mandatorily redeemable noncontrolling interests that resulted in a fair value adjustment of $6,250. In connection with this event, the Company received proceeds of $6,000 from key man life insurance. These amounts have been recorded in the condensed consolidated statements of income in selling, general and administrative expenses in the corporate segment. The amount reported in the table above also for the six months ended June 30, 2018 and 2017 includes the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis.

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

During the six months ended June 30, 2018 and 2017, there were no assets or liabilities measured at fair value on a non-recurring basis.

(t)	Derivative and Foreign Currency Translation

The Company periodically uses derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain auction and liquidation engagements with operations outside the United States. During the six months ended June 30, 2018, the Company’s use of derivative consisted of the purchase of forward exchange contracts (a) in the amount of $54,406 Canadian dollars that were settled during the six months ended June 30, 2018 and (b) $1,500 Euro’s that settled in March 2018. During the six months ended June 30, 2017, the Company’s use of derivatives consisted of the purchase of forward exchange contracts in the amount of $25,000 Australian dollars that was settled on January 31, 2017. The forward exchange contract was entered into to improve the predictability of cash flows related to a retail store liquidation engagement that was completed in December 2016. The net loss from forward exchange contracts was $121 and $0 during the three months ended June 30, 2018 and 2017, respectively, and $91 and $70 during the six months ended June 30, 2018 and 2017, respectively. This amount is reported as a component of selling, general and administrative expenses in the condensed consolidated statements of income.

The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. Transaction gains were $756 and transaction losses were $131 during the three months ended June 30, 2018 and 2017, respectively, and transactions gains were $894 and transaction losses of $530 during the six months ended June 2018 and 2017, respectively. These amounts are included in selling, general and administrative expenses in our condensed consolidated statements of income.

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

At December 31, 2017, the Company had a loan receivable from bebe stores, inc. (“bebe”) with a fair value of $16,867 included in securities and other investments owned. On January 12, 2018, the loan receivable in the amount of $16,867 plus accrued interest of $51 was converted into 2,819,528 shares of common stock of bebe, representing a conversion price at $6.00 per share. On January 12, 2018, the Company also purchased 500,000 shares of bebe common stock at $6.00 per share of which 250,000 shares were newly issued common stock by bebe and 250,000 shares were purchased from the majority shareholder of bebe. At June 30, 2018, the Company had an ownership of approximately 30.1% of bebe’s outstanding common shares.

The equity ownership in bebe is accounted for under the equity method of accounting. The carrying value for the bebe investment at June 30, 2018 was $24,951 and is included in prepaid expenses and other assets in the condensed consolidated balance sheets. For the three and six months ended June 30, 2018, the equity income from the 30.1% ownership in bebe was $6,470 and $6,082, respectively, and is included in income from equity investments on the condensed consolidated statements of income.

(w)	Statements of Cash Flows – Supplemental Non-cash Disclosures

During the six months ended June 30, 2018, non-cash investing activities included the conversion of a loan receivable in the amount of $16,867 and accrued interest receivable of $51 into an equity investment that totaled $16,918 as more fully discussed in Note 2(v) above.

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

The carrying value of the Company’s investments in the VIE that was not consolidated is shown below.

June 30, 2018
Partnership investments	$6,562
Due from related party	528
Maximum exposure to loss	$7,090

(y)	Reclassification

The Company reclassified $262 of revenues that was reported as interest income – securities lending during the three months ended March 31, 2018 to revenues – services and fees. The previously reported amount of $7,553 as interest income – securities lending was reduced by $262 to $7,291 for the three months ended March 31, 2018 and the previously reported amount of $52,776 as revenues – services and fees was increased by $262 to $53,038 for the three months ended March 31, 2018. The impact of this reclassification is reflected in the revenues as reported in the condensed consolidated statements of income for the six months June 30, 2018. The impact of this reclassification on the amount reported during the three months ended March 31, 2018 was deemed to be immaterial.

(z)	Recent Accounting Pronouncements

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

In February 2016, the FASB issued ASU No. 2016-02: Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. In July 2018, the FASB issued ASU 2018-10: Codification Improvements to Topic 842, Leases, which provides narrow-scope improvements to the lease standard. ASU 2016-02 and ASU 2018-10 will be effective for the Company in fiscal year 2019, but early application is permitted. The Company is currently evaluating the impact of these updates on the consolidated financial statements.

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

The assets and liabilities of Wunderlich, both tangible and intangible, were recorded at their estimated fair values as of the July 3, 2017 acquisition date for Wunderlich. The application of the purchase method of accounting resulted in goodwill of $35,113 which represents the benefits from synergies with our existing business and acquired workforce. For the six months ended June 30, 2018, acquisition related costs, such as legal, accounting, valuation and other professional fees related to the acquisition of Wunderlich, were charged against earnings in the amount of $12 are included in selling, general and administrative expenses in the condensed consolidated statements of income. The preliminary purchase accounting for the acquisition has been accounted for as a stock purchase with all of the recognized goodwill is expected to be non-deductible for tax purposes.

The preliminary purchase price allocation was as follows:

Consideration paid by B. Riley:
Cash paid	$29,737
Fair value of 1,974,812 B. Riley common shares issued	31,495
Fair value of 821,816 B. Riley common stock warrants issued	3,886
Total consideration	$65,118

The preliminary assets acquired and assumed was as follows:

Tangible assets acquired and assumed:
Cash and cash equivalents	$4,259
Securities owned	1,413
Accounts receivable	3,193
Due from clearing broker	15,133
Prepaid expenses and other assets	10,103
Property and equipment	2,315
Deferred taxes	7,568
Accounts payable	(1,718)
Accrued payroll and related expenses	(6,387)
Accrued expenses and other liabilities	(10,248)
Securities sold, not yet purchased	(1,707)
Notes payable	(10,579)
Customer relationships	15,320
Trademarks	1,340
Goodwill	35,113
Total	$65,118

The revenue and loss of Wunderlich included in our condensed consolidated financial statements for the three and six months ended June 30, 2018 were $21,026 and $1,203, and $43,339 and $1,120, respectively. The loss from Wunderlich of $1,203 and $1,120 for the three and six months ended June 30, 2018, respectively, includes restructuring charges in the amount of $718 and $766, respectively, related primarily to severance costs and lease loss accruals for the planned consolidation of office space related to operations in the capital markets segment.

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

The assets and liabilities of FBR, both tangible and intangible, were recorded at their estimated fair values as of the June 1, 2017 acquisition date for FBR. The application of the purchase method of accounting resulted in goodwill of $11,336 which represents expected overhead synergies and acquired workforce. The purchase accounting for the acquisition has been accounted for as a stock purchase with all of the recognized goodwill is expected to be non-deductible for tax purposes.

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

The assets acquired and assumed was as follows:

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

The revenue and earnings of FBR included in our condensed consolidated financial statements for the three and six months ended June 30, 2018 were $57,346 and $16,556, and $94,274 and $17,610, respectively. The revenue and loss of FBR included in our condensed consolidated financial statements for the period from June 1, 2017 (acquisition date) through June 30, 2017 were $11,287 and $8,956, respectively. The earnings from FBR of $16,556 and $17,610 for the three and six months ended June 30, 2018, respectively, include restructuring charge in the amount of $1,056 and $1,263, respectively, related primarily to lease loss accruals for the planned consolidation of office space related to operations in the capital markets segment. The loss from FBR of $8,956 for the 2017 period includes transaction costs of $3,551 related to an employment agreement with the former Chief Executive Officer of FBR and a restructuring charge in the amount of $6,105 related primarily to severance costs and lease loss accruals for the planned consolidation of office space related to the operations in the capital markets segment.

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

The assets acquired from Dialectic were recorded at fair value as of April 13, 2017, the acquisition date of Dialectic. The application of the purchase method of accounting resulted in purchase allocation of $2,542 to goodwill, which represents expected overhead synergies and acquired workforce, and $110 to other intangible assets - customer relationship for total acquisition consideration of $2,652. There were no tangible assets or liabilities acquired in connection with Dialectic. The purchase accounting for the acquisition has been accounted for as an asset purchase with all of the recognized goodwill and other intangible assets expected to be deductible for tax purposes.

The revenue and loss of Dialectic included in our condensed consolidated financial statements for the three and six months ended June 30, 2018 were $185 and $965, and $388 and $1,427, respectively. The revenue and loss of Dialectic included in our condensed consolidated financial statements for the period from April 13, 2017 (acquisition date) through June 30, 2017 were $401 and $154, respectively.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company, Wunderlich and FBR, as though the acquisitions had occurred as of January 1 of the respective periods presented. The pro forma financial information presented includes the effects of adjustments related to the amortization charges from the acquired intangible assets and the elimination of certain activities excluded from the transaction and transaction related costs. The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

	Pro Forma (Unaudited)
	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Revenues	$111,543	$228,085
Net (loss) income attributable to B. Riley Financial, Inc.	$(3,029)	$11,827

Basic (loss) earnings per share	$(0.12)	$0.46
Diluted (loss) earnings per share	$(0.11)	$0.44

Weighted average basic shares outstanding	26,008,019	25,885,873
Weighted average diluted shares outstanding	27,297,610	26,946,764

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

The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of June 30, 2018 and December 31, 2017

				Amounts not
				offset in the
				consolidated balance
		Gross amounts	Net amounts	sheets but eligible
		offset in the	included in the	for offsetting
	Gross amounts	consolidated	consolidated	upon counterparty
	recognized	balance sheets (1)	balance sheets	default(2)	Net amounts
As of June 30, 2018
Securities borrowed	$1,013,988	$—	$1,013,988	$1,013,988	$—
Securities loaned	$1,012,240	$—	$1,012,240	$1,012,240	$—
As of December 31, 2017
Securities borrowed	$807,089	$—	$807,089	$807,089	$—
Securities loaned	$803,371	$—	$803,371	$803,371	$—

(1)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)	Includes the amount of cash collateral held/posted.

NOTE 5— ACCOUNTS RECEIVABLE

The components of accounts receivable, net, include the following:

	June 30,	December 31,
	2018	2017
Accounts receivable	$18,817	$15,593
Investment banking fees, commissions and other receivables	4,226	4,199
Unbilled receivables	10,864	1,023
Total accounts receivable	33,907	20,815
Allowance for doubtful accounts	(796)	(800)
Accounts receivable, net	$33,111	$20,015

Additions and changes to the allowance for doubtful accounts consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Balance, beginning of period	$661	$556	$800	$255
Add: Additions to reserve	343	379	648	704
Less: Write-offs	(208)	(144)	(652)	(168)
Less: Recoveries	—	(192)	—	(192)
Balance, end of period	$796	$599	$796	$599

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

NOTE 6— GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $99,246 and $98,771 at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018, goodwill is comprised of $77,831 in the capital markets segment, $1,975 in the auction and liquidation segment, $3,713 in the valuation and appraisal segment and $15,727 in the principal investments - United Online segment. At December 31, 2017, goodwill is comprised of $77,356 in the capital markets segment, $1,975 in the auction and liquidation segment, $3,713 in the valuation and appraisal segment and $15,727 in the principal investments - United Online segment.

Intangible assets consisted of the following:

		As of June 30, 2018			As of December 31, 2017
		Gross			Gross
		Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Useful Life	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Customer relationships	4 to 16 Years	$58,330	$12,694	$45,636	$58,330	$9,100	$49,230
Domain names	7 Years	237	68	169	287	61	226
Advertising relationships	8 Years	100	25	75	100	19	81
Internally developed software and other intangibles	0.5 to 4 Years	3,373	1,844	1,529	3,373	1,445	1,928
Trademarks	7 to 8 Years	4,190	736	3,454	4,190	447	3,743
Total		66,230	15,367	50,863	66,280	11,072	55,208

Non-amortizable assets:
Tradenames		1,740	—	1,740	1,740	—	1,740
Total intangible assets		$67,970	$15,367	$52,603	$68,020	$11,072	$56,948

Amortization expense was $2,146 and $1,555 for the three months ended June 30, 2018 and 2017, respectively, and $4,306 and $3,077 for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, estimated future amortization expense is $4,185, $8,369, $7,987, $7,610 and $7,585 for the years ended December 31, 2018 (remaining six months), 2019, 2020, 2021 and 2022, respectively. The estimated future amortization expense after December 31, 2022 is $15,127.

NOTE 7— CREDIT FACILITIES

Credit facilities consist of the following arrangements:

(a)     $200,000 Asset Based Credit Facility

On April 21, 2017, the Company amended its credit agreement (as amended, the “Credit Agreement”) governing its asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) to increase the maximum borrowing limit from $100,000 to $200,000. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. On April 19, 2018, the Company entered into an amended and restated consent to the Credit Agreement, pursuant to which Wells Fargo Bank increased the maximum borrowing limit solely for the purposes of the Bon-Ton Transaction from $200,000 to $300,000, and reverts back to $200,000 upon repayment of the amounts borrowed in connection with the Bon-Ton Transaction. The Credit Agreement continues to allow for borrowings under the separate credit agreement (a “UK Credit Agreement”) which was dated March 19, 2015 with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom. Such facility allows the Company to borrow up to 50 million British Pounds. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $200,000 credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The Company paid Wells Fargo Bank a closing fee in the amount of $500 in connection with the April 2017 amendment to the Credit Agreement. The interest rate for each revolving credit advance under the Credit Agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. Interest expense totaled $3,242 and $668 for the three months ended June 30, 2018 and 2017, respectively, and for the six months ended June 30, 2018 and 2017, $3,329 and $695, respectively. At June 30, 2018, the balance on the asset based credit facility was $105,004 (net of unamortized deferred loan costs of $536). At December 31, 2017, there was $18,505 of letters of credit outstanding under the credit facility.

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

UOL paid a commitment fee equal to 1.00% of the aggregate commitments upon the closing of the UOL Credit Agreement. The UOL Credit Agreement also provides for an unused line fee payable quarterly, in arrears, in an amount equal to: (a) 0.50% per annum times the amount of the unused revolving commitment that is less than or equal to the amount of the cash maintained in accounts with the agent (as depositary bank); plus (b) 1.00% per annum times the amount of the unused revolving commitment that is greater than the amount of the cash maintained in accounts with the agent (as depositary bank). Any amounts outstanding under the UOL Credit Facility are due at maturity. Interest expense for the three and six months ended June 30, 2018, totaled $114 (including amortization of deferred loan fees of $34) and $166 (including amortization of deferred loan fees of $68) respectively. At June 30, 2018 and December 31, 2017, there was no outstanding balances under the UOL Credit Agreement.

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

The UOL Credit Agreement contains certain negative covenants, including those limiting UOL’s and its subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the UOL Credit Agreement requires UOL and its subsidiaries to maintain certain financial ratios. We are in compliance with all covenants in the UOL Credit Agreement at June 30, 2018.

NOTE 8—NOTES PAYABLE

Senior Notes Payable

Senior notes payable, net, is comprised of the following as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
7.50% Senior notes due October 31, 2021	$41,194	$35,231
7.50% Senior notes due May 31, 2027	100,628	92,490
7.25% Senior notes due December 31, 2027	96,910	80,500
7.375% Senior notes due May 31, 2023	101,611	—
	340,343	208,221
Less: Unamortized debt issuance costs	(6,575)	(4,600)
	$333,768	$203,621

(a)     $41,194 Senior Notes Payable due October 31, 2021

At June 30, 2018, the Company had $41,194 of Senior Notes Payable (“2021 Notes”) due in 2021, interest payable quarterly at 7.50%. On November 2, 2016, the Company issued $28,750 of the 2021 Notes and during the second half of 2017, the Company issued an additional $6,481 of the 2021 Notes pursuant to the At the Market Issuance Sales Agreement (the “Sales Agreement”) as further discussed below. During the six months ended June 30, 2018, the Company issued an additional $5,963 of the 2021 Notes. The 2021 Notes are unsecured and due and payable in full on October 31, 2021. In connection with the issuance of the 2021 Notes, the Company received net proceeds of $40,248 (after underwriting commissions, fees and other issuance costs of $946). The outstanding balance of the 2021 Notes was $40,589 (net of unamortized debt issue costs and premiums of $605) and $34,483 (net of unamortized debt issue costs and premiums of $748) at June 30, 2018 and December 31, 2017, respectively. Interest expense on the 2021 Notes totaled $771 and $593 for the three months ended June 30, 2018 and 2017, respectively, and $1,482 and $1,186 for the six months ended June 30, 2018 and 2017, respectively.

(b)     $100,628 Senior Notes Payable due May 31, 2027

At June 30, 2018, the Company had $100,628 of Senior Notes Payable (“2027 Notes”) due in 2027, interest payable quarterly at 7.50%. On May 31, 2017, the Company issued $60,375 of the 7.5% 2027 Notes and during the second half of 2017, the Company issued an additional $32,115 of the 7.50% 2027 Notes pursuant to the Sales Agreement. During the six months ended June 30, 2018, the Company issued an additional $8,138 of the 7.50% 2027 Notes. The 2027 Notes are unsecured and due and payable in full on May 31, 2027. In connection with the issuance of the 7.50% 2027 Notes, the Company received net proceeds of $98,877 (after underwriting commissions, fees and other issuance costs of $1,751). The outstanding balance of the 7.50% 2027 Notes at June 30, 2018 and December 31, 2017 was $99,071 (net of unamortized debt issue costs and premium of $1,557) and $90,904 (net of unamortized debt issuance costs and premium of $1,586), respectively. Interest expense on the 2027 Notes for the three and six months ended June 30, 2018 was $1,860 and $3,638, respectively. Interest expense was $403 for the three and six months ended June 30, 2017.

(c)       $96,910 Senior Notes Payable due December 31, 2027

At June 30, 2018, the Company had $96,910 of Senior Notes Payable (“7.25% 2027 Notes”) due in December 2027, interest payable quarterly at 7.25%. In December 2017, the Company issued $80,500 of the 7.25% 2027 Notes and during the six months ended June 30, 2018, the Company issued an additional $16,410 of the 7.25% 2027 Notes pursuant to the Sales Agreement. The 7.25% 2027 Notes are unsecured and due and payable in full on December 31, 2027. In connection with the issuance of the 7.25% 2027 Notes, the Company received net proceeds of $94,337 (after underwriting commissions, fees and other issuance costs of $2,573). The outstanding balance of the 7.25% 2027 Notes was $94,468 (net of unamortized debt issue costs and premium of $2,442) and $78,234 (net of unamortized debt issue costs of $2,266) at June 30, 2018 and December 31, 2017, respectively. Interest expense on the 7.25% 2027 Notes totaled $1,751 and $3,285 for the three and six months ended June 30, 2018, respectively.

(d)       $101,611 Senior Notes Payable due May 31, 2023

At June 30, 2018, the Company had $101,611 of Senior Notes Payable (“2023 Notes”) due in May 2023, interest payable quarterly at 7.375%. In May 2018, the Company issued $100,050 of the 2023 Notes and during the three months ended June 30 2018, the Company issued an additional $1,561 of the 2023 Notes pursuant to the Sales Agreement. The 2023 Notes are unsecured and due and payable in full on May 31, 2023. In connection with the issuance of the 2023 Notes, the Company received net proceeds of $99,590 (after underwriting commissions, fees and other issuance costs of $2,021). The outstanding balance of the 2023 Notes was $99,640 (net of unamortized debt issue costs and premium of $1,971) at June 30, 2018. Interest expense on the 2023 Notes totaled $976 for the three months ended June 30, 2018.

(e)       At Market Issuance Sales Agreement to Issue Up to Aggregate of $50,000 of 2021 Notes, 7.50% 2027 Notes, 7.25% 2027 Notes or 2023 Notes

On June 5, 2018, the Company filed a prospectus supplement pursuant to which the Company may sell from time to time, at the Company’s option up to an aggregate of $50,000, including notes offered pursuant to the prior prospectus supplement, of the 2021 Notes, the 7.50% 2027 Notes, the 7.25% 2027 Notes and the 2023 Notes. On December 19, 2017, the Company previously entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc., pursuant to which the Company may offer to sell, from time to time, the 2021 Notes, the 7.50% 2027 Notes and the 7.25% 2027 Notes. As of June 5, 2018, the Company sold Notes having an aggregate offering price of $6,343 under the prior prospectus supplement dated April 25, 2018, leaving up to $43,657 available for offer and sale pursuant to the June 5, 2018 prospectus. The Notes sold pursuant to the Sales Agreement on or following June 5, 2018 will be issued pursuant to a prospectus dated April 6, 2018, as supplemented by a prospectus supplement dated June 5, 2018, in each case filed with the SEC pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-223789), which was declared effective by the SEC on April 6, 2018. The Notes will be issued pursuant to the Indenture, dated as of November 2, 2016, as supplemented by a First Supplemental Indenture, dated as of November 2, 2016, the Second Supplemental Indenture, dated as of May 31, 2017, and the Third Supplemental Indenture, dated as of December 13, 2017 and the Fourth Supplemental Indenture, dated as of May 17, 2018, each between the Company and U.S. Bank, National Association, as trustee. Future sales of the 2021 Notes, 7.50% 2027 Notes, 7.25% 2027 Notes and 2023 Notes pursuant to the Sales Agreement will depend on a variety of factors including, but not limited to, market conditions, the trading price of the notes and the Company’s capital needs. At June 30, 2018, the Company had an additional $36,214 of 2021 Notes, 7.50% 2027 Notes, 7.25% 2027 Notes or 2023 Notes that may be sold pursuant to the Sales Agreement. There can be no assurance that the Company will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that the Company may deem appropriate.

Notes Payable

Notes payable include notes payable to a clearing organization for one of the Company’s broker dealers. The notes payable accrue interest at rates ranging from the prime rate plus 0.25% to 2.0% (5.25% to 7.00% at June 30, 2018) payable annually. The principal payments on the notes payable are due annually in the amount of $357 on January 31, $214 on September 30, and $121 on October 31. The notes payable mature at various dates from September 30, 2018 through January 31, 2022. At June 30, 2018 and December 31, 2017, the outstanding balance for the notes payable was $1,886 and $2,243, respectively. Interest expense was $29 and $57 for the three and six months ended June 30, 2018.

On April 19, 2018, the Company borrowed $51,020 from GACP II, L.P., a direct lending fund managed by Great American Capital Partners, LLC, a wholly owned subsidiary of the Company.  In accordance with the note payable, the Company was advanced $50,000 and the note payable included an origination fee of $1,020 that increased the face value of the note payable to $51,020.  Interest is payable monthly and accrues at the three-month LIBOR rate plus 9% (11.34% at June 30, 2018).  The note payable is due in full on September 28, 2018 and is collateralized by the proceeds generated from the joint venture liquidation of inventory and real estate related to a retail liquidation agreement. At June 30, 2018, the outstanding balance was $50,400 (net of unamortized debt issuance cost of $620). Interest expense was $1,618 (including amortization of deferred loan fees of $490) for three and six months ended June 30, 2018.

NOTE 9— REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from contracts with customers by reportable segment for the three months ended June 30, 2018 is as follows:

	Reportable Segment
				Principal
		Auction and	Valuation and	Investments -
	Capital Markets	Liquidation	Appraisal	United Online	Total
Revenues from contracts with customers:
Corporate finance and investment banking fees	$28,059	$—	$—	$—	$28,059
Wealth and asset management fees	18,587	—	—	—	18,587
Commissions, fees and reimbursed expenses	10,324	24,479	9,459	—	44,262
Subscription services	—	—	—	9,044	9,044
Service contract revenues	—	2,357	—	—	2,357
Advertising and other	—	—	—	2,377	2,377
Total revenues from contracts with customers	56,970	26,836	9,459	11,421	104,686

Other sources of revenue:
Interest income - Securities lending	6,591	—	—	—	6,591
Trading gain on investments	8,410	—	—	—	8,410
Other	5,814	—	—	—	5,814
Total revenues	$77,785	$26,836	$9,459	$11,421	$125,501

Revenue from contracts with customers by reportable segment for the six months ended June 30, 2018 is as follows:

	Reportable Segment
				Principal
		Auction and	Valuation and	Investments -
	Capital Markets	Liquidation	Appraisal	United Online	Total
Revenues from contracts with customers:
Corporate finance and investment banking fees	$49,025	$—	$—	$—	$49,025
Wealth and asset management fees	37,757	—	—	—	37,757
Commissions, fees and reimbursed expenses	21,013	30,813	17,979	—	69,805
Subscription services	—	—	—	18,185	18,185
Service contract revenues	—	11,540	—	—	11,540
Advertising and other	—	—	—	4,648	4,648
Total revenues from contracts with customers	107,795	42,353	17,979	22,833	190,960

Other sources of revenue:
Interest income - Securities lending	13,882	—	—	—	13,882
Trading gain on investments	4,911	—	—	—	4,911
Other	11,526	—	—	—	11,526
Total revenues	$138,114	$42,353	$17,979	$22,833	$221,279

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

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at June 30, 2018. Corporate finance and investment banking fees and retail liquidation engagement fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at June 30, 2018.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied. Receivables related to revenues from contracts with customers totaled $33,111 and $20,015 at June 30, 2018 and December 31, 2017, respectively. We had no significant impairments related to these receivables during the three and six months ended June 30, 2018. Our deferred revenue primarily relates to retainer and milestone fees received from corporate finance and investment banking advisory engagements, asset management agreements, valuation and appraisal engagements and subscription services where the performance obligation has not yet been satisfied. Deferred revenue at June 30, 2018 and December 31, 2017 was $3,600 and $3,141, respectively. During the three and six months ended June 30, 2018, we recognized revenue of $2,491 and $4,466, respectively, that was recorded as deferred revenue at the beginning of the period.

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

At June 30, 2018, capitalized costs to fulfill a contract were $605, which is recorded in prepaid expenses and other assets in the condensed consolidated balance sheet. For the three and six months ended June 30, 2018, we recognized expenses and related capitalized costs to fulfill a contract of $147 and $602, respectively. There were no significant impairment charges recognized in relation to these capitalized costs during the three and six months ended June 30, 2018.

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

The Company’s effective income tax rate was a provision of 21.9% and a benefit of 58.9% for the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2017, the Company elected to treat the acquisition of UOL as a taxable business combination for income tax purposes in accordance with Internal Revenue Code Section 338(g) (“IRS Code Section 338(g)”). This resulted in the Company foregoing the income tax attributes of UOL that existed at the acquisition date which included net operating loss carryforwards, capital loss carryforwards and foreign tax credits. The income tax election in accordance with IRS Code Section 338(g) provides the Company with a tax step-up in the basis of the intangible assets and goodwill acquired for tax purposes. In accordance with ASC 740, the impact of the election in accordance with IRS Code Section 338(g) on deferred income taxes resulted in the recording of a tax benefit in the amount of $8,389 during the six months ended June 30, 2017.

As of June 30, 2018, the Company had federal net operating loss carryforwards of approximately $63,445 and state net operating loss carryforwards of $76,978. The Company’s federal net operating loss carryforwards will expire in the tax years commencing in December 31, 2029 through December 31, 2034. The state net operating loss carryforwards will expire in the tax years commencing in December 31, 2029.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss, capital loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company’s net operating losses are subject to annual limitations in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of June 30, 2018, the Company believes that the existing net operating loss carryforwards will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided a valuation allowance. The Company does not believe that it is more likely than not that the Company will be able to utilize the benefits related to capital loss carryforwards and has provided a full valuation allowance in the amount of $2,582 against these deferred tax assets.

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

NOTE 11— EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Basic common shares outstanding exclude 453,365 common shares that are held in escrow and subject to forfeiture, the common shares held in escrow includes 66,000 common shares issued to the former members of Great American Group, LLC that are subject to forfeiture upon the final settlement of claims for goods held for sale in connection with the transaction with Alternative Asset Management Acquisition Corp. in 2009 and 387,365 common shares that are subject to forfeiture to indemnify the Company for certain representations and warranties in connection with the acquisition of Wunderlich. These shares are subject to forfeiture upon the final settlement of claims as more fully described in the related escrow instructions. Dilutive common shares outstanding includes contingently issuable shares that are currently in escrow and subject to release if the conditions for the final settlement of claims in accordance with the escrow instructions were satisfied at the end of the respective periods.

Basic and diluted earnings per share was calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income attributable to B. Riley Financial, Inc.	$16,997	$3,280	$21,500	$17,301

Weighted average shares outstanding:
Basic	25,424,178	21,216,829	25,799,077	20,311,231
Effect of dilutive potential common shares:
Restricted stock units and warrants	734,149	857,459	746,906	628,759
Contingently issuable shares	239,186	44,767	239,186	44,767
Diluted	26,397,513	22,119,055	26,785,169	20,984,757

Basic income per share	$0.67	$0.15	$0.83	$0.85
Diluted income per share	$0.64	$0.15	$0.80	$0.82

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

In 2012, Gladden v. Cumberland Trust, WSI, et al. filed a complaint in Circuit Court, Hamblen County, TN at Morristown, Case No. 12-CV-119. This complaint alleges the improper distribution and misappropriation of trust funds. The plaintiff seeks damages of no less than $3,925, an accounting, and among other things, punitive damages. In October 2017, the Tennessee Supreme Court remanded the case to the Tennessee State Trial Court for determination of which claims are subject to arbitration and which are not. This case was settled during the second quarter of 2018.

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

On January 5, 2017, complaints filed in November 2015 and May 2016 naming MLV & Co. (“MLV”), a broker-dealer subsidiary of FBR, as a defendant in putative class action lawsuits alleging claims under the Securities Act, in connection with the offerings of Miller Energy Resources, Inc. (“Miller”) have been consolidated. The Master Consolidated Complaint, styled Gaynor v. Miller et al., is pending in the United States District Court for the Eastern District of Tennessee, and, like its predecessor complaints, continues to allege claims under Sections 11 and 12 of the Securities Act against nine underwriters for alleged material misrepresentations and omissions in the registration statement and prospectuses issued in connection with six offerings (February 13, 2013; May 8, 2013; June 28, 2013; September 26, 2013; October 17, 2013 (as to MLV only) and August 21, 2014) with an alleged aggregate offering price of approximately $151,000. The plaintiffs seek unspecified compensatory damages and reimbursement of certain costs and expenses. In August 2017, the Court granted Defendant’s Motion to Dismiss on Section 12 claims and found that the plaintiffs had not sufficiently alleged a corrective disclosure prior to August 6, 2015, when an SEC civil action was announced. Defendants’ answer was filed on September 25, 2017. Plaintiffs have filed motions for class certification and to remand the case to state court following a positive ruling in an unrelated case by the U.S. Supreme Court. Although MLV is contractually entitled to be indemnified by Miller in connection with this lawsuit, Miller filed for bankruptcy in October 2015 and this likely will decrease or eliminate the value of the indemnity that MLV receives from Miller.

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

In March 2017, United Online, Inc. received a letter from PeopleConnect, Inc. (formerly, Classmates, Inc.) (“Classmates”) regarding a notice of investigation received from the Consumer Protection Divisions of the District Attorneys’ offices of four California counties (“California DAs”). These entities suggest that Classmates may be in violation of California codes relating to unfair competition, false or deceptive advertising, and auto-renewal practices. Classmates asserts that these claims are indemnifiable claims under the purchase agreement between United Online, Inc. and the buyer of Classmates. A tolling agreement with certain California District Attorneys has been signed and informal discovery and production is in process. At the present time, the financial impact to the Company, if any, cannot be estimated.

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

In September 2017, Frontier State Bank (“Frontier”) filed a lawsuit against Wunderlich Loan Capital Corp., a subsidiary of WIC (“WLCC”), seeking rescission of the purchase a residential mortgage in the amount of $1,300. Vanguard Funding, LLC (“Vanguard”) sold the mortgage to WLCC who then assigned its rights to Frontier. Shortly after closing, Frontier was advised that the mortgage had been previously pledged to another lender. In the lawsuit against WLCC, it is alleged that WLCC did not deliver the mortgage to Frontier with clear title. Discovery is ongoing.

NOTE 13— SHARE-BASED PAYMENTS

(a) Amended and Restated 2009 Stock Incentive Plan

During the six months ended June 30, 2018, the Company granted restricted stock units representing 412,925 shares of common stock with a total fair value of $8,609 to certain employees of the Company under the Company’s Amended and Restated 2009 Stock Incentive Plan (the “Plan”). During the year ended December 31, 2017, the Company granted restricted stock units representing 486,049 shares of common stock with a total fair value of $7,732 to certain employees and directors of the Company under the Plan. Share-based compensation expense for such restricted stock units was $1,261 and $1,305 for the three months ended June 30, 2018 and 2017, respectively, and $2,371 and $2,212 for six months ended June 30, 2018 and 2017, respectively.

The restricted stock units generally vest over a period of one to three years based on continued service. In determining the fair value of restricted stock units on the grant date, the fair value is adjusted for (a) estimated forfeitures, (b) expected dividends based on historical patterns and the Company’s anticipated dividend payments over the expected holding period and (c) the risk-free interest rate based on U.S. Treasuries for a maturity matching the expected holding period. As of June 30, 2018, the expected remaining unrecognized share-based compensation expense of $14,141 will be expensed over a weighted average period of 2.4 years.

A summary of equity incentive award activity under the Plan for the six months ended June 30, 2018 was as follows:

		Weighted
		Average
	Shares	Fair Value
Nonvested at January 1, 2018	792,264	$13.30
Granted	412,925	20.85
Vested	(292,799)	13.08
Forfeited	(6,638)	11.74
Nonvested at June 30, 2018	905,752	$16.83

The per-share weighted average grant-date fair value of restricted stock units was $20.85 during the six months ended June 30, 2018. There were 292,799 restricted stock units with a fair value of $3,828 that vested during the six months ended June 30, 2018 under the Plan.

Amended and Restated FBR & Co. 2006 Long-Term Stock Incentive Plan

In connection with the acquisition of FBR on June 1, 2017, the equity awards previously granted or available for issuance under the FBR & Co. 2006 Long-Term Stock Incentive Plan (the “FBR Stock Plan”) may be issued under the Plan. During the six months ended June 30, 2018, the Company granted restricted stock units representing 156,391 shares of common stock with a total grant date fair value of $3,208 under the FBR Stock Plan. During the year ended December 31, 2017, the Company granted restricted stock units representing 871,317 shares of common stock with a total fair value of $14,577 to certain employees under the FBR Stock Plan. Share-based compensation expense was $1,740 and $3,188 for the three and six months ended June 30, 2018, respectively. In connection with the June 13, 2017 award, share-based compensation was $120 for the period from June 1, 2017 (acquisition date) through June 30, 2017. As of June 30, 2018, the expected remaining unrecognized share-based compensation expense of $10,076 will be expensed over a weighted average period of 2.5 years.

A summary of equity incentive award activity under the Plan for the six months ended June 30, 2018 was as follows:

		Weighted
		Average
	Shares	Fair Value
Nonvested at January 1, 2018	1,066,133	$16.15
Granted	156,391	20.51
Vested	(334,951)	15.29
Forfeited	(82,693)	15.77
Nonvested at June 30, 2018	804,880	$17.39

The per-share weighted average grant-date fair value of restricted stock units was $20.51 during the six months ended June 30, 2018. There were 334,951 restricted stock units with a fair value of $5,121 that vested during the six months ended June 30, 2018 under the FBR Stock Plan.

NOTE 14— NET CAPITAL REQUIREMENTS

B. Riley & Co., LLC (“BRC”), B. Riley FBR, MLV and Wunderlich Securities, Inc. (“WSI”), the Company’s broker-dealer subsidiaries, are registered with the SEC as broker-dealers and are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company’s broker-dealer subsidiaries are subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the subsidiaries to maintain minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of June 30, 2018, BRC had net capital of $350, which was $100 in excess of its required net capital of $250 (net capital ratio of 3.50 to 1); B. Riley FBR had net capital of $81,991, which was $80,420 in excess of its required net capital of $1,571 (net capital ratio of 1.02 to 1); MLV had net capital of $643, which was $543 in excess of its required net capital of $100 (net capital ratio of 1.18 to 1), and WSI had net capital of $4,069, which was $3,360 in excess of its required net capital of $709 (net capital ratio of 1.21 to 1).

NOTE 15— RELATED PARTY TRANSACTIONS

At June 30, 2018, amounts due from related parties include $6,328 from GACP I, L.P. (“GACP I”) and $649 from GACP II, L.P. (“GACP II”) for management fees, incentive fees and other operating expenses and $1,065 due from CA Global Partners (“CA Global”) for operating expenses related to wholesale and industrial liquidation engagements managed by CA Global on behalf of GA Global Ptrs. At December 31, 2017 amounts due from related parties include $5,585 from GACP I, $52 from GACP II, and $52 from CA Global for management fees, incentive fees and other operating expenses.

On April 19, 2018, the Company borrowed $51,020 from GACP II, L.P., a direct lending fund managed by Great American Capital Partners, LLC, a wholly owned subsidiary of the Company.  At June 30, 2018, the outstanding balance was $50,400 (net of unamortized debt issuance cost of $620). Interest expense was $1,618 (including amortization of deferred loan fees of $490) for three and six months ended June 30, 2018. See Note 8 for additional information.

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

 The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Capital Markets reportable segment:
Revenues - Services and fees	$71,194	$21,676	$124,232	$39,399
Interest income - Securities lending	6,591	2,218	13,882	2,218
Total revenues	77,785	23,894	138,114	41,617
Selling, general, and administrative expenses	(57,713)	(22,829)	(111,352)	(33,798)
Restructuring charge	(1,774)	(3,923)	(2,029)	(3,923)
Interest expense - Securities lending	(4,724)	(1,565)	(9,892)	(1,565)
Depreciation and amortization	(1,555)	(404)	(3,119)	(531)
Segment income (loss)	12,019	(4,827)	11,722	1,800
Auction and Liquidation reportable segment:
Revenues - Services and fees	26,836	21,807	42,353	35,803
Direct cost of services	(6,849)	(11,763)	(11,425)	(22,097)
Cost of goods sold	(16)	—	(17)	—
Selling, general, and administrative expenses	(3,617)	(2,749)	(6,498)	(4,599)
Depreciation and amortization	(8)	(5)	(16)	(10)
Segment income	16,346	7,290	24,397	9,097
Valuation and Appraisal reportable segment:
Revenues - Services and fees	9,459	7,960	17,979	15,756
Direct cost of services	(4,123)	(3,581)	(8,321)	(7,253)
Selling, general, and administrative expenses	(2,414)	(2,062)	(4,759)	(4,142)
Depreciation and amortization	(54)	(43)	(103)	(87)
Segment income	2,868	2,274	4,796	4,274
Principal Investments - United Online segment:
Revenues - Services and fees	11,393	12,952	22,767	26,255
Revenues - Sale of goods	28	63	66	142
Total revenues	11,421	13,015	22,833	26,397
Direct cost of services	(2,953)	(3,141)	(5,831)	(6,736)
Cost of goods sold	(33)	(130)	(73)	(189)
Selling, general, and administrative expenses	(2,015)	(2,791)	(3,973)	(6,103)
Depreciation and amortization	(1,679)	(1,770)	(3,358)	(3,610)
Restructuring charge	—	(109)	—	(483)
Segment income	4,741	5,074	9,598	9,276
Consolidated operating income from reportable segments	35,974	9,811	50,513	24,447

Corporate and other expenses (including restructuring recovery of $172 and $210 during the three and six months ended June 30, 2018, respectively, and restructuring charge of $2,182 during the three and six months ended June 30, 2017	(7,496)	(7,251)	(11,433)	(11,176)
Interest income	166	150	294	282
Income on equity investments	4,893	—	4,221	—
Interest expense	(10,359)	(1,894)	(14,586)	(2,685)
Income before income taxes	23,178	816	29,009	10,868
(Provision for) benefit from income taxes	(5,377)	2,547	(6,366)	6,396
Net income	17,801	3,363	22,643	17,264
Net income (loss) attributable to noncontrolling interests	804	83	1,143	(37)
Net income attributable to B. Riley Financial, Inc.	$16,997	$3,280	$21,500	$17,301

The following table presents revenues by geographical area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Revenues - Services and fees:
North America	$118,074	$64,310	$206,069	$115,372
Australia	—	99	—	1,039
Europe	808	(14)	1,262	802
Total Revenues - Services and fees	$118,882	$64,395	$207,331	$117,213

Revenues - Sale of goods
North America	$28	$63	$66	$142

Revenues - Interest income - Securities lending:
North America	$6,591	$2,218	$13,882	$2,218

Total Revenues:
North America	$124,693	$66,591	$220,017	$117,732
Australia	—	99	—	1,039
Europe	808	(14)	1,262	802
Total Revenues	$125,501	$66,676	$221,279	$119,573

The following table presents long-lived assets, which consists of property and equipment and other assets, by geographical area:

	June 30,	December 31,
	2018	2017
Long-lived Assets - Property and Equipment, net:
North America	$11,195	$11,977
Australia	—	—
Europe	—	—
Total	$11,195	$11,977

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

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: volatility in our revenues and results of operations; changing conditions in the financial markets; our ability to generate sufficient revenues to achieve and maintain profitability; the short term nature of our engagements; the accuracy of our estimates and valuations of inventory or assets in “guarantee” based engagements; competition in the asset management business; potential losses related to our auction or liquidation engagements; our dependence on communications, information and other systems and third parties; potential losses related to purchase transactions in our auction and liquidations business; the potential loss of financial institution clients; potential losses from or illiquidity of our proprietary investments; changing economic and market conditions; potential liability and harm to our reputation if we were to provide an inaccurate appraisal or valuation; potential mark-downs in inventory in connection with purchase transactions; failure to successfully compete in any of our segments; loss of key personnel; our ability to borrow under our credit facilities or at-the-market offering as necessary; failure to comply with the terms of our credit agreements or senior notes; our ability to meet future capital requirements; our ability to realize the benefits of our completed acquisitions, including our ability to achieve anticipated opportunities and operating cost savings, and accretion to reported earnings estimated to result from completed and proposed acquisitions in the time frame expected by management or at all; the possibility that our proposed acquisition of magicJack VocalTee Ltd. (“magicJack”) does not close when expected or at all; our ability to promptly and effectively integrate our business with that of magicJack if such transaction closes; the reaction to the magicJack acquisition of our and magicJack’s customers, employees and counterparties; and the diversion of management time on acquisition-related issues. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview

B. Riley Financial, Inc. (NASDAQ: RILY) and its subsidiaries provide collaborative financial services and solutions through several operating subsidiaries, including:

●	B. Riley FBR, Inc. (“B. Riley FBR”) is a leading, full service investment bank providing financial advisory, corporate finance, research, securities lending and sales & trading services to corporate, institutional and high net worth individual clients. B. Riley FBR was formed in November 2017 through the merger of B. Riley & Co, LLC (“BRC”) and FBR Capital Markets & Co.; the name of the combined broker dealer was subsequently changed to B. Riley FBR, Inc. FBR Capital Markets & Co. was acquired by B. Riley Financial in June 2017.

●	Wunderlich Securities, Inc., acquired by B. Riley Financial in July 2017, provides comprehensive wealth management and brokerage services to individuals and families, corporations and non-profit organizations, including qualified retirement plans, trusts, foundations and endowments.

●	B. Riley Capital Management, LLC, a Securities and Exchange Commission (“SEC”) registered investment advisor, which includes:

o	B. Riley Asset Management, an advisor to certain private funds and to institutional and high net worth investors;

o	B. Riley Wealth Management, a multi-family office practice and wealth management firm focused on the needs of ultra-high net worth individuals and families; and

o	Great American Capital Partners, LLC (“GACP”), the general partner of two private funds, GACP I, L.P. and GACP II, L. P., both direct lending funds that provide senior secured loans and second lien secured loan facilities to middle market public and private U.S. companies.

●	Great American Group, LLC, a leading provider of asset disposition and auction solutions to a wide range of retail and industrial clients.

●	Great American Group Advisory and Valuation Services, LLC, a leading provider of appraisal and valuation services for asset based lenders, private equity firms and corporate clients.

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

On June 17, 2018, we agreed to provide financial support to Vintage Capital Management, LLC (“Vintage Capital”) in an indirect acquisition of Rent-A-Center, Inc. (“Rent-A-Center”). Vintage Capital has agreed to pay $15.00 per share in cash for each common share of Rent-A-Center, which including the assumption of net debt, represents a total transaction value of approximately $1.365 billion. We, along with Vintage Capital, our subsidiary GACP, and affiliates of Guggenheim Corporate Funding, LLC agreed to provide an aggregate principal amount of approximately $1.1 billion in debt to finance the transaction. Equity financing will be used to fund the remaining portion of the purchase price.

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

Recent Developments

On June 5, 2018, the Company filed a prospectus supplement pursuant to which the Company may sell from time to time, at the Company’s option up to an aggregate of $50.0 million, including notes offered pursuant to the prior prospectus supplement, of the 2021 Notes, the 7.50% 2027 Notes, the 7.25% 2027 Notes and the 2023 Notes. On December 19, 2017, the Company previously entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc., pursuant to which the Company may offer to sell, from time to time, the 2021 Notes, the 7.50% 2027 Notes and the 7.25% 2027 Notes. As of June 5, 2018, the Company sold Notes having an aggregate offering price of $6.3 million under the prior prospectus supplement dated April 25, 2018, leaving up to $43.7 million available for offer and sale pursuant to the June 5, 2018 prospectus. The Notes sold pursuant to the Sales Agreement on or following June 5, 2018 will be issued pursuant to a prospectus dated April 6, 2018, as supplemented by a prospectus supplement dated June 5, 2018, in each case filed with the SEC pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-223789), which was declared effective by the SEC on April 6, 2018. The Notes will be issued pursuant to the Indenture, dated as of November 2, 2016, as supplemented by a First Supplemental Indenture, dated as of November 2, 2016, the Second Supplemental Indenture, dated as of May 31, 2017, and the Third Supplemental Indenture, dated as of December 13, 2017 and the Fourth Supplemental Indenture dated as of May 17, 2018, each between the Company and U.S. Bank, National Association, as trustee. Future sales of the 2021 Notes, 7.50% 2027 Notes, 7.25% 2027 Notes and the 2023 Notes pursuant to the Sales Agreement will depend on a variety of factors including, but not limited to, market conditions, the trading price of the notes and the Company’s capital needs.

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

On January 12, 2018, the Company converted a loan receivable from bebe stores, inc. (“bebe”) in the amount of $16.9 million in principal and accrued interest into 2,819,528 shares of common stock of bebe, representing a conversion price at $6.00 per share. On January 12, 2018, the Company also purchased 500,000 shares of bebe common stock at $6.00 per share of which 250,000 shares were newly issued common stock by bebe and 250,000 shares were purchased from the majority shareholder of bebe. In total, the Company acquired 3,319,528 shares of bebe common stock. In connection with such transactions, bebe fixed the size of its board of directors at five members of which two employees of the Company were newly appointed to the bebe board. At June 30, 2018, the Company had an ownership of approximately 30.1% of bebe’s outstanding common shares.

On November 9, 2017, the Company entered into an Agreement and Plan of Merger with B. R. Acquisition Ltd., an Israeli corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and magicJack VocalTec Ltd., an Israeli corporation (“magicJack”), pursuant to which Merger Sub will merge with and into magicJack, with magicJack continuing as the surviving corporation and as an indirect subsidiary of the Company. Subject to the terms and conditions of the Agreement and Plan of Merger, each outstanding share of magicJack will be converted into the right to receive $8.71 in cash without interest, representing approximately $143.5 million in aggregate merger consideration. The closing of the transaction is subject to the receipt of certain regulatory approvals and the satisfaction of other closing conditions. It is anticipated that the acquisition of magicJack will close in the second half of 2018.

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

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Condensed Consolidated Statements of Income

(Dollars in thousands)

	Three Months Ended		Three Months Ended
	June 30, 2018		June 30, 2017
	Amount	%	Amount	%
Revenues:
Services and fees	$118,882	94.7%	$64,395	96.6%
Interest income - Securities lending	6,591	5.3%	2,218	3.3%
Sale of goods	28	0.0%	63	0.1%
Total revenues	125,501	100.0%	66,676	100.0%

Operating expenses:
Direct cost of services	13,925	11.1%	18,485	27.7%
Cost of goods sold	49	0.0%	130	0.2%
Selling, general and administrative expenses	76,723	61.1%	37,722	56.6%
Restructuring charge	1,602	1.3%	6,214	9.3%
Interest expense - Securities lending	4,724	3.8%	1,565	2.3%
Total operating expenses	97,023	77.3%	64,116	96.2%
Operating income	28,478	22.7%	2,560	3.8%
Other income (expense):
Interest income	166	0.1%	150	0.2%
Income from equity investment	4,893	3.9%	—	0.0%
Interest expense	(10,359)	(8.3%)	(1,894)	(2.8%)
Income before income taxes	23,178	18.5%	816	1.2%
(Provision for) benefit from income taxes	(5,377)	(4.3%)	2,547	3.8%
Net income	17,801	14.2%	3,363	5.0%
Net income attributable to noncontrolling interests	804	0.6%	83	0.1%
Net income attributable to B. Riley Financial, Inc.	$16,997	13.5%	$3,280	4.9%

Revenues

The table below and the discussion that follows are based on how we analyze our business.

	Three Months Ended		Three Months Ended
	June 30, 2018		June 30, 2017		Change
	Amount	%	Amount	%	Amount	%
Revenues - Services and Fees:
Capital Markets segment	$71,194	56.7%	$21,676	32.5%	$49,518	228.4%
Auction and Liquidation segment	26,836	21.4%	21,807	32.7%	5,029	23.1%
Valuation and Appraisal segment	9,459	7.5%	7,960	11.9%	1,499	18.8%
Principal Investments - United Online segment	11,393	9.1%	12,952	19.4%	(1,559)	-12.0%
Subtotal	118,882	94.7%	64,395	96.6%	54,487	84.6%

Revenues - Sale of goods:
Principal Investments - United Online segment	28	0.0%	63	0.1%	(35)	-55.6%

Interest income - Securities lending:
Capital Markets segment	6,591	5.3%	2,218	3.3%	4,373	197.2%
Total revenues	$125,501	100.0%	$66,676	100.0%	$58,825	88.2%

Total revenues increased $58.8 million to $125.5 million during the three months ended June 30, 2018 from $66.7 million during the three months ended June 30, 2017. The increase in revenues during the three months ended June 30, 2018 was primarily due to an increase in revenues from services and fees of $54.5 million and an increase in revenues from interest income – securities lending of $4.4 million. The increase in revenues from services and fees of $54.5 million in 2018 was primarily due to an increase in revenues of $49.5 million in the capital markets segment and $5.0 million in the auction and liquidation segment, $1.5 million in the valuation and appraisal segment, offset by a decrease in revenues of $1.6 million in the principal investments – United Online segment. The increase of $4.4 million in interest income – securities lending was as a result of the acquisition of FBR on June 1, 2017.

Revenues from services and fees in the capital markets segment increased $49.5 million, to $71.2 million during the three months ended June 30, 2018 from $21.7 million during the three months ended June 30, 2017. The increase in revenues was primarily due to an increase in revenues of $16.9 million from investment banking fees, $17.1 million from wealth management services, $3.7 million from sales and trading, $3.9 million from other income and $7.9 million from trading gains. The $16.9 million increase in investment banking fees was primarily due to operations of FBR that we acquired on June 1, 2017. The increase in revenues from wealth management of $17.1 million was primarily from the acquisition of Wunderlich on July 3, 2017. The increase in other revenues of $3.9 million in 2018 was primarily attributable to the acquisition of Wunderlich. The increase of $4.4 million in interest income – securities lending was as a result of the acquisition of FBR on June 1, 2017.

Revenues from services and fees in the auction and liquidation segment increased $5.0 million, to $26.8 million during the three months ended June 30, 2018 from $21.8 million during the three months ended June 30, 2017. The increase in revenues of $5.0 million was primarily due to an increase in revenues of $3.1 million from services and fees from retail liquidation engagements and an increase in revenues of $1.9 million from services and fees in our wholesale and industrial auction division.

Revenues from services and fees in the valuation and appraisal segment increased $1.5 million, or 18.8%, to $9.5 million during the three months ended June 30, 2018 from $8.0 million during the three months ended June 30, 2017. The increase in revenues was primarily due to increases related to appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors.

Revenues from services and fees in the principal investments - United Online segment decreased $1.6 million to $11.4 million during the three months ended June 30, 2018 from $13.0 million during the three months ended June 30, 2017. The decrease in revenues was primarily due to lower paid subscribers to our services and lower advertising impressions as a result of a decline in active accounts. Services revenues primarily from customer paid accounts related to our Internet access and related subscription services decreased $0.8 million to $9.0 million during the three months ended June 30, 2018 from $9.8 million during the three months ended June 30, 2017. Advertising revenues from Internet display advertising and search related to our email and Internet access services decreased $0.8 million to $2.4 million during the three months ended June 30, 2018 from $3.2 million during the three months ended June 30, 2017. Over the past several years revenues from paid subscription services have declined year over year as a result of a decline in the number of paid subscribers for our services. Management believes the decline in paid subscriber accounts is primarily attributable to the industry trends of consumers switching from dial-up Internet access to high speed Internet access such as cable and DSL. Management expects revenues in the principal investments - United Online segment to continue to decline year over year.

Operating Expenses

Direct Cost of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the three months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30, 2018				Three Months Ended June 30, 2017
			Principal				Principal
	Auction and	Valuation and	Investments -		Auction and	Valuation and	Investments -
	Liquidation	Appraisal	United Online		Liquidation	Appraisal	United Online
	Segment	Segment	Segment	Total	Segment	Segment	Segment	Total
Revenues - Services and fees	$26,836	$9,459	$11,393		$21,807	$7,960	$12,952
Direct cost of services	6,849	4,123	2,953	$13,925	11,763	3,581	3,141	$18,485
Gross margin on services and fees	$19,987	$5,336	$8,440		$10,044	$4,379	$9,811
Gross margin percentage	74.5%	56.4%	74.1%		46.1%	55.0%	75.7%

Total direct costs of services decreased $4.6 million, to $13.9 million during the three months ended June 30, 2018 from $18.5 million during the three months ended June 30, 2017. Direct costs of services decreased by $4.9 million in the auction and liquidation segment and $0.2 million in the principal investments - United Online segment, offset by an increase of $0.5 million in the valuation and appraisal segment. The decrease in direct costs in the auction and liquidation segment was primarily due to mix of engagement types performed during the three months ended June 30, 2018 as compared to the same 2017 period. The decrease in direct costs in the principal investments – United Online was primarily due to a decrease in costs to support the lower number of subscribers for dial-up internet service in 2018 as compared to the same period in 2017. The increase in direct costs of services in the valuation and appraisal segment was primarily due to an increase in payroll and related expenses in 2018 as compared to the same period in 2017.

Gross margin in the auction and liquidation segment for services and fees increased 28.4% to 74.5% of revenues during the three months ended June 30, 2018, as compared to 46.1% of revenues during the three months ended June 30, 2017. The increase in margin in the auction and liquidation segment is due to the mix of engagement types between guarantee and commission and fees engagements performed during the three months ended June 30, 2018 as compared to the same 2017 period.

Gross margin in the valuation and appraisal segment for services and fees increased 1.4% to 56.4% of revenues during the three months ended June 30, 2018, from 55.0% of revenues during the three months ended June 30, 2017. The increase in margin in the valuation and appraisal segment is primarily due to impact of the increase in revenues in 2018 as compared to the same 2017 period.

Gross margin in the principal investments – United Online segment for services and fees decreased 1.6% to 74.1% of revenues during the three months ended June 30, 2018, from 75.7% of revenues during the three months ended June 30, 2017. The decrease in margin in the principal investments – United Online segment is primarily due to the mix of revenues of services and fees.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended June 30, 2018 and 2017 were comprised of the following:

Selling, General and Administrative Expenses

	Three Months Ended		Three Months Ended
	June 30, 2018		June 30, 2017		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$59,268	77.3%	$23,233	61.6%	$36,035	155.1%
Auction and Liquidation segment	3,625	4.7%	2,754	7.3%	871	31.6%
Valuation and Appraisal segment	2,468	3.2%	2,105	5.6%	363	17.2%
Principal Investments - United Online segment	3,694	4.8%	4,561	12.1%	(867)	(19.0%)
Corporate and Other segment	7,668	10.0%	5,069	13.4%	2,599	51.3%
Total selling, general & administrative expenses	$76,723	100.0%	$37,722	100.0%	$39,001	103.4%

Total selling, general and administrative expenses increased $39.0 million to $76.7 million during the three months ended June 30, 2018 from $37.7 million for the three months ended June 30, 2017. The increase was due to an increase in selling, general and administrative expenses of $36.0 million in the capital markets segment, and $2.6 million in corporate and other, $0.9 million in the auction and liquidation segment and $0.4 million in the valuation and appraisal segment, offset by a decrease of $0.9 million in the principal investments - United Online segment.

Capital Markets

Selling, general and administrative expenses in the capital markets segment increased by $36.0 million to $59.3 million during the three months ended June 30, 2018 from $23.2 million during the three months ended June 30, 2017. The increase in expenses was primarily due to the acquisitions of Wunderlich on July 3, 2017 and FBR on June 1, 2017. Of the $36.0 million increase in expenses, $21.5 million was due to the acquisition of Wunderlich. The increase in expenses was primarily due to an increase in (a) payroll and related expenses of $26.9 million, (b) occupancy expenses of $3.2 million and (c) other administrative expenses of $5.9 million.

Auction and Liquidation

Selling, general and administrative expenses in the auction and liquidation segment increased $0.9 million, or 31.6%, to $3.6 million during the three months ended June 30, 2018 from $2.8 million for the three months ended June 30, 2017. The increase in expenses was primarily due to an increase in payroll and related expenses in the amount of $0.6 million and bad debt expense of $0.3 million.

Valuation and Appraisal

Selling, general and administrative expenses in the valuation and appraisal segment increased $0.4 million, or 17.2%, to $2.5 million during the three months ended June 30, 2018 from $2.1 million for the three months ended June 30, 2017.

Principal Investments - United Online

Selling, general and administrative expenses in the principal investments - United Online segment decreased $0.9 million, or 19.0%, to $3.7 million during the three months ended June 30, 2018 from $4.6 million during the three months ended June 30, 2017. For the three months ended June 30, 2018, these expenses include $1.0 million of technology and development expenses, $0.2 million of sales and marketing expenses, $1.2 million of general and administrative expenses and $1.3 million of amortization of intangibles. For the three months ended June 30, 2017, these expenses include $1.3 million of technology and development expenses, $0.3 million of sales and marketing expenses, $1.6 million of general and administrative expenses and $1.4 million of amortization of intangibles. Technology and development expenses include expenses for product development, maintenance of existing software, technology and websites. Sales and marketing expenses include expenses associated personnel and overhead-related expenses for marketing, customer service, and advertising sales personnel to acquire and retain paid subscribers. Expenses associated with generating advertising revenues include sales commissions and personnel-related expenses. General and administrative expenses consist of personnel-related expenses for management in the principal investments - United Online segment, facilities, internal customer support personnel, personnel associated with operating our corporate systems and insurance recoveries. Amortization of intangibles includes amortization expense related to customer lists, advertising relationships, domain names and internally developed software.

Corporate and Other

Selling, general and administrative expenses in corporate and other increased $2.6 million to $7.7 million during the three months ended June 30, 2018 from $5.1 million for the three months ended June 30, 2017. The increase is primarily due to payroll and related incentive compensation due to increase profitability during the three months ended June 30, 2018 compared to the same period in 2017.

Restructuring Charge. During the three months ended June 30, 2018, we incurred a restructuring charge of $1.6 million, which was primarily comprised of lease loss accruals for the planned consolidation of office space and severance expense related to operations in the capital markets segment.

During the three months ended June 30 2017, we incurred a restructuring charge of $6.2 million primarily related to the costs savings measures taking into account the planned synergies as a result of the acquisition of FBR which included a reduction in force for some of the corporate executives of FBR and a restructuring to integrate FBR’s operations with our operations in the capital market’s segment.

Other Income (Expense). Other income included interest income of $0.2 million during each of the three months ended June 30, 2018 and 2017. Interest expense was $10.4 million during the three months ended June 30, 2018 as compared to $1.9 million during the three months ended June 30, 2017. The increase in interest expense of $8.5 million during the three months ended June 30, 2018 was primarily due to an increase in interest expense of $4.4 million from the issuance of senior notes due in 2021, 2023 and 2027, and $4.8 million related to borrowings in connection with retail liquidation engagements. Other income in the three month ended June 30, 2018 included $4.9 million income on equity investments.

Income Before Income Taxes. Income before income taxes increased $22.4 million to income before income taxes of $23.2 million during the three months ended June 30, 2018 from an income before income taxes of $0.8 million during the three months ended June 30, 2017. The increase in income before income taxes of $22.4 million was primarily due to increase in operating income of $25.9 million and $4.9 million income from equity investments, offset by $8.5 million increase in interest expense as discussed above.

(Provision for) Benefit from Income Taxes. Provision for income taxes was $5.4 million during the three months ended June 30, 2018 compared to a benefit from income taxes of $2.5 million during the three months ended June 30, 2017. The effective income tax rate was a provision of 23.2% for the three months ended June 30, 2018 as compared to a benefit of 312.1% for the three months ended June 30, 2017. The benefit from income taxes during the three months ended June 30, 2017 included a tax benefit due to a non-taxable insurance recovery in the amount of $6.0 million that was received in the second quarter of 2017.

Net Income Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interests represents the proportionate share of net income generated by Great American Global Partners, LLC, in which we have a 50% membership interest that we do not own. The net income attributable to noncontrolling interests was $0.8 million during the three months ended June 30, 2018 compared to net income attributable to noncontrolling interests of $0.1 million during the three months ended June 30, 2017.

Net Income Attributable to the Company. Net income attributable to the Company for the three months ended June 30, 2018 was $17.0 million, an increase of net income of $13.7 million, from net income attributable to the Company of $3.3 million for the three months ended June 30, 2017. Increase in net income attributable to the Company during the three months ended June 30, 2018 as compared to the same period in 2017 was primarily due to an increase in operating income of $25.9 million and $4.9 million income from equity investments, offset by an increase in interest expense of $8.5 million, an increase in income tax expense of $7.9 million and an increase in income attributable to noncontrolling interest of $0.7 million.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Condensed Consolidated Statements of Income

(Dollars in thousands)

	Six Months Ended		Six Months Ended
	June 30, 2018		June 30, 2017
	Amount	%	Amount	%
Revenues:
Services and fees	$207,331	93.7%	$117,213	98.0%
Interest income - Securities lending	13,882	6.3%	2,218	1.9%
Sale of goods	66	0.0%	142	0.1%
Total revenues	221,279	100.0%	119,573	100.0%

Operating expenses:
Direct cost of services	25,577	11.6%	36,086	30.2%
Cost of goods sold	90	0.0%	189	0.2%
Selling, general and administrative expenses	144,821	65.4%	61,874	51.7%
Restructuring charge	1,819	0.8%	6,588	5.5%
Interest expense - Securities lending	9,892	4.5%	1,565	1.3%
Total operating expenses	182,199	82.3%	106,302	88.9%
Operating income	39,080	17.7%	13,271	11.1%
Other income (expense):
Interest income	294	0.1%	282	0.2%
Income from equity investment	4,221	1.9%	—	0.0%
Interest expense	(14,586)	(6.6%)	(2,685)	(2.2%)
Income before income taxes	29,009	13.1%	10,868	9.1%
(Provision for) benefit from income taxes	(6,366)	(2.9%)	6,396	5.3%
Net income	22,643	10.2%	17,264	14.4%
Net income (loss) attributable to noncontrolling interests	1,143	0.5%	(37)	0.0%
Net income attributable to B. Riley Financial, Inc.	$21,500	9.7%	$17,301	14.5%

Revenues

The table below and the discussion that follows are based on how we analyze our business.

	Six Months Ended		Six Months Ended
	June 30, 2018		June 30, 2017		Change
	Amount	%	Amount	%	Amount	%
Revenues - Services and fees:
Capital Markets segment	$124,232	56.1%	$39,399	32.9%	$84,833	215.3%
Auction and Liquidation segment	42,353	19.1%	35,803	29.9%	6,550	18.3%
Valuation and Appraisal segment	17,979	8.1%	15,756	13.2%	2,223	14.1%
Principal Investments - United Online segment	22,767	10.3%	26,255	22.0%	(3,488)	-13.3%
Subtotal	207,331	93.7%	117,213	98.0%	90,118	76.9%

Revenues - Sale of goods:
Principal Investments - United Online segment	66	0.0%	142	0.1%	(76)	-53.5%

Interest income - Securities lending:
Capital Markets segment	13,882	6.3%	2,218	1.9%	11,664	525.9%
Total revenues	$221,279	100.0%	$119,573	100.0%	$101,706	85.1%

Total revenues increased $101.7 million to $221.3 million during the six months ended June 30, 2018 from $119.6 million during the six months ended June 30, 2017. The increase in revenues during the six months ended June 30, 2018 was primarily due to an increase in revenues from services and fees of $90.1 million and an increase in revenues from interest income – securities lending of $11.7 million. The increase in revenues from services and fees of $90.1 million in 2018 was primarily due to an increase in revenues of $84.8 million in the capital markets segment, $6.6 million in the auction and liquidation segment and $2.2 million in the valuation and appraisal segment, offset by a decrease in revenues of $3.5 million in the principal investments – United Online segment. The increase of $11.7 million in interest income – securities lending was as a result of the acquisition of FBR on June 1, 2017.

Revenues from services and fees in the capital markets segment increased $84.8 million, to $124.2 million during the six months ended June 30, 2018 from $39.4 million during the six months ended June 30, 2017. The increase in revenues was due to an increase in revenues of $29.5 million from investment banking fees, $34.4 million from wealth management services, $10.6 million from sales and trading, $8.6 million from other income and $1.7 million from trading gains. The $29.5 million increase in investment banking fees was primarily due to operations of FBR that we acquired on June 1, 2017. The increase in revenues from wealth management of $34.4 million was primarily from the acquisition of Wunderlich on July 3, 2017. The increase in other revenues of $8.6 million in 2018 is primarily attributable to the acquisition of Wunderlich.

Revenues from services and fees in the auction and liquidation segment increased $6.6 million, to $42.4 million during the six months ended June 30, 2018 from $35.8 million during the six months ended June 30, 2017. The increase in revenues of $6.6 million was primarily due to an increase in revenues of $4.4 million from services and fees from retail liquidation engagements and an increase in revenues of $2.2 million from services and fees in our wholesale and industrial auction division.

Revenues from services and fees in the valuation and appraisal segment increased $2.2 million, or 14.1%, to $18.0 million during the six months ended June 30, 2018 from $15.8 million during the six months ended June 30, 2017. The increase in revenues was primarily due to increases related to appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors.

Revenues from services and fees in the principal investments - United Online segment decreased $3.5 million to $22.8 million during the six months ended June 30, 2018 from $26.3 million during the six months ended June 30, 2017. The decrease in revenues was primarily due to lower paid subscribers to our services and lower advertising impressions as a result of a decline in active accounts. Services revenues primarily from customer paid accounts related to our Internet access and related subscription services decreased $2.3 million to $18.2 million during the six months ended June 30, 2018 from $20.5 million during the six months ended June 30, 2017. Advertising revenues from Internet display advertising and search related to our email and Internet access services decreased $1.2 million to $4.6 million during the six months ended June 30, 2018 from $5.8 million during the six months ended June 30, 2017. Over the past several years revenues from paid subscription services have declined year over year as a result of a decline in the number of paid subscribers for our services. Management believes the decline in paid subscriber accounts is primarily attributable to the industry trends of consumers switching from dial-up Internet access to high speed Internet access such as cable and DSL. Management expects revenues in the principal investments - United Online segment to continue to decline year over year.

Operating Expenses

Direct Cost of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the six months ended June 30, 2018 and 2017 are as follows:

	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
			Principal				Principal
	Auction and	Valuation and	Investments -		Auction and	Valuation and	Investments -
	Liquidation	Appraisal	United Online		Liquidation	Appraisal	United Online
	Segment	Segment	Segment	Total	Segment	Segment	Segment	Total
Revenues - Services and fees	$42,353	$17,979	$22,767		$35,803	$15,756	$26,255
Direct cost of services	11,425	8,321	5,831	$25,577	22,097	7,253	6,736	$36,086
Gross margin on services and fees	$30,928	$9,658	$16,936		$13,706	$8,503	$19,519
Gross margin percentage	73.0%	53.7%	74.4%		38.3%	54.0%	74.3%

Total direct costs of services decreased $10.5 million to $25.6 million during the six months ended June 30, 2018 from $36.1 million during the six months ended June 30, 2017. Direct costs of services decreased by $10.7 million in the auction and liquidation segment and $0.9 million in the principal investments - United Online segment, offset by an increase of $1.1 million in the valuation and appraisal segment. The decrease in direct costs in the auction and liquidation segment was primarily due to mix of engagement types performed during the six months ended June 30, 2018 as compared to the same 2017 period. The decrease in direct costs in the principal investments – United Online was primarily due to a decrease in costs to support the lower number of subscribers for dial-up Internet service in 2018 as compared to the same period in 2017. The increase in direct costs of services in the valuation and appraisal segment was primarily due to an increase in payroll and related expenses in 2018 as compared to the same period in 2017.

Gross margin in the auction and liquidation segment for services and fees increased 34.7% to 73.0% of revenues during the six months ended June 30, 2018, as compared to 38.3% of revenues during the six months ended June 30, 2017. The increase in margin in the auction and liquidation segment is due to the mix of engagement types between guarantee and commission and fees engagements performed during the six months ended June 30, 2018 as compared to the same 2017 period.

Gross margin in the valuation and appraisal segment for services and fees decreased 0.3% to 53.7% of revenues during the six months ended June 30, 2018, from 54.0% of revenues during the six months ended June 30, 2017. The decrease in margin in the valuation and appraisal segment is primarily due to increase in payroll and related expenses in 2018 as compared to the same 2017 period.

Gross margin in the principal investments – United Online segment for services and fees was 74.4% and 74.3% of revenues during the six months ended June 30, 2018 and 2017, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the six months ended June 30, 2018 and 2017 were comprised of the following:

Selling, General and Administrative Expenses

	Six Months Ended		Six Months Ended
	June 30, 2018		June 30, 2017		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$114,471	79.0%	$34,329	55.5%	$80,142	233.5%
Auction and Liquidation segment	6,514	4.5%	4,609	7.5%	1,905	41.3%
Valuation and Appraisal segment	4,862	3.4%	4,229	6.8%	633	15.0%
Principal Investments - United Online segment	7,331	5.1%	9,713	15.7%	(2,382)	(24.5%)
Corporate and Other segment	11,643	8.0%	8,994	14.5%	2,649	29.5%
Total selling, general & administrative expenses	$144,821	100.0%	$61,874	100.0%	$82,947	134.1%

Total selling, general and administrative expenses increased $82.9 million, to $144.8 million during the six months ended June 30, 2018 from $61.9 million for the six months ended June 30, 2017. The increase was due to an increase in selling, general and administrative expenses of $80.1 million in the capital markets segment, $2.6 million in corporate and other, $1.9 million in the auction and liquidation segment and $0.6 million in the valuation and appraisal segment, offset by a decrease of $2.3 million in the principal investments - United Online segment.

Capital Markets

Selling, general and administrative expenses in the capital markets segment increased by $80.1 million to $114.5 million during the six months ended June 30, 2018 from $34.3 million during the six months ended June 30, 2017. The increase in expenses was primarily due to the acquisitions of Wunderlich on July 3, 2017 and FBR on June 1, 2017. Of the $80.1 million increase in expenses, $43.7 million was due to the acquisition of Wunderlich. The increase in expenses was primarily due to an increase in (a) payroll and related expenses of $57.8 million, (b) occupancy expenses of $6.8 million, (c) legal and professional fees of $2.5 million, and (d) other administrative expenses of $13.0 million.

Auction and Liquidation

Selling, general and administrative expenses in the auction and liquidation segment increased $1.9 million, or 41.3%, to $6.5 million during the six months ended June 30, 2018 from $4.6 million for the six months ended June 30, 2017. The increase in expenses was primarily due to an increase in (a) payroll and related expenses in the amount of $1.5 million, (b) bad debt expense of $0.5 million, and (c) legal and professional fees of $0.2 million, offset by a decrease in other administrative expenses of $0.3 million.

Valuation and Appraisal

Selling, general and administrative expenses in the valuation and appraisal segment increased $0.6 million to $4.9 million during the six months ended June 30, 2018 from $4.2 million for the six months ended June 30, 2017.

Principal Investments - United Online

Selling, general and administrative expenses in the principal investments - United Online segment decreased $2.4 million, or 24.5%, to $7.3 million during the six months ended June 30, 2018 from $9.7 million during the six months ended June 30, 2017. For the six months ended June 30, 2018, these expenses include $2.0 million of technology and development expenses, $0.5 million of sales and marketing expenses, $2.2 million of general and administrative expenses and $2.6 million of amortization of intangibles. For the six months ended June 30, 2017, these expenses include $2.6 million of technology and development expenses, $0.6 million of sales and marketing expenses, $3.7 million of general and administrative expenses and $2.8 million of amortization of intangibles. Technology and development expenses include expenses for product development, maintenance of existing software, technology and websites. Sales and marketing expenses include expenses associated personnel and overhead-related expenses for marketing, customer service, and advertising sales personnel to acquire and retain paid subscribers. Expenses associated with generating advertising revenues include sales commissions and personnel-related expenses. General and administrative expenses consist of personnel-related expenses for management in the principal investments - United Online segment, facilities, internal customer support personnel, personnel associated with operating our corporate systems and insurance recoveries. Amortization of intangibles includes amortization expense related to customer lists, advertising relationships, domain names and internally developed software.

Corporate and Other

Selling, general and administrative expenses in corporate and other increased $2.6 million to $11.6 million during the six months ended June 30, 2018 from $9.0 million for the six months ended June 30, 2017. The increase is primarily due to payroll and related incentive compensation due to increase profitability during the three months ended June 30, 2018 compared to the same period in 2017.

Restructuring Charge. During the six months ended June 30, 2018, we incurred a restructuring charge of $1.8 million, which was primarily comprised of lease loss accruals for the planned consolidation of office space and severence expense related to operations in the capital markets segment. During the six months ended June 30 2017, we incurred a restructuring charge of $6.6 million primarily related to costs savings measures taking into account the planned synergies as a result of the acquisition of FBR which included a reduction in force for some of the corporate executives of FBR and a restructuring to integrate FBR’s operations with our operations in the capital market’s segment.

Other Income (Expense). Other income included interest income of $0.3 million during each of the six months ended June 30, 2018 and 2017. Interest expense was $14.6 million during the six months ended June 30, 2018 as compared to $2.7 million during the six months ended June 30, 2017. The increase in interest expense during the six months ended June 30, 2018 was primarily due to an increase in interest expense of $7.8 million from the issuance of senior notes due in 2021, 2023 and 2027 and $4.8 million interest expense related to one of our valuation and appraisal engagements. Other income during the six months ended June 30, 2018 include $4.9 million income on equity investments.

Income Before Income Taxes. Income before income taxes increased $18.1 million to income before income taxes of $29.0 million during the six months ended June 30, 2018 from an income before income taxes of $10.9 million during the six months ended June 30, 2017. The increase in income before income taxes of $18.1 million is primarily due to increase operating income of $25.8 million and $4.2 million income from equity investments, offset by $11.9 million increase in interest expense as discussed above.

(Provision for) Benefit from Income Taxes. Provision for income taxes was $6.4 million during the six months ended June 30, 2018 compared to a benefit from income taxes of $6.4 million during the six months ended June 30, 2017. The effective income tax rate was a provision of 21.9% for the six months ended June 30, 2018 as compared to a benefit of 58.9% for the six months ended June 30, 2017. The benefit for income taxes during the six months ended June 30, 2017 included a tax benefit of $8.4 million related to our election to treat the acquisition of UOL as a taxable business combination for income tax purposes in accordance with Internal Revenue Code Section 338(g) as more fully discussed in note 10 in the condensed consolidated financial statements. The tax provision during the six months ended June 30, 2017 also included a tax benefit due to a non-taxable insurance recovery in the amount of $6.0 million that was received in the second quarter of 2017.

Net Income (Loss) Attributable to Noncontrolling Interest. Net income (loss) attributable to noncontrolling interests represents the proportionate share of net income generated by Great American Global Partners, LLC, in which we have a 50% membership interest that we do not own. The net income attributable to noncontrolling interests was $1.1 million during the six months ended June 30, 2018 compared to net loss attributable to noncontrolling interests of less than $0.1 million during the six months ended June 30, 2017.

Net Income Attributable to the Company. Net income attributable to the Company for the six months ended June 30, 2018 was $21.5 million, an increase of net income of $4.2 million, from net income attributable to the Company of $17.3 million for the six months ended June 30, 2017. Increase in net income attributable to the Company during the six months ended June 30, 2018 as compared to the same period in 2017 was primarily due to an increase in operating income of $25.8 million and $4.2 million income from our equity investments, offset by an increase in interest expense of $11.9 million, an increase in income tax expense of $12.8 million and an increase in income attributable to noncontrolling interest of $1.2 million.

Liquidity and Capital Resources

Our operations are funded through a combination of existing cash on hand, cash generated from operations, proceeds from the issuance of common stock, and borrowings under our senior notes payable, credit facility and special purposes financing arrangements. On November 2, 2016, we issued $28.8 million of Senior Notes due in 2021 (the “2021 Notes”), and during the second half of 2017, we issued an additional $6.5 million of 2021 Notes. During the first half of 2018, we issued an additional $6.0 million of 2021 Notes. Interest on the 2021 Notes is payable quarterly at 7.50% commencing January 31, 2017. The 2021 Notes are unsecured and due and payable in full on October 31, 2021. In connection with the issuance of the 2021 Notes, we received net proceeds of $40.2 million (after underwriting commissions, fees and other issuance costs of $1.0 million). On May 31, 2017, we issued $60.4 million of Senior Notes due in May 2027 (the “7.50% 2027 Notes”), and during the second half of 2017, we issued an additional $32.1 million of the 7.50% 2027 Notes. During the first half of 2018, we issued an additional $8.1 million of 7.50% 2027 Notes. Interest is payable quarterly at 7.50% commencing July 31, 2017. The 2027 Notes are unsecured and due and payable in full on May 31, 2027. In connection with the issuance of the 7.50% 2027 Notes, we received net proceeds of approximately $98.9 million (after underwriting commissions, fees and other issuance costs of $1.8 million). In December 2017, we issued $80.5 million of Senior Notes due in December 2027 (the “7.25% 2027 Notes”). During the first half of 2018, we issued an additional $16.4 million of 7.25% 2027 Notes. Interest is payable quarterly at 7.25% commencing January 31, 2018. The 7.25% 2027 Notes are unsecured and due and payable in full on December 31, 2027. In connection with the issuance of the 7.25% 2027 Notes, we received net proceeds of $94.3 million (after underwriting commissions, fees and other issuance costs of $2.6 million). In May 2018, we issued $100.1 million of Senior Notes due in May 2023 (the “2023 Notes”). During the second quarter of 2018, we issued an additional $1.6 million of 2023 Notes. Interest is payable quarterly at 7.375% commencing July 31, 2018. The 2023 Notes are unsecured and due and payable in full on May 31, 2023. In connection with the issuance of the 2023 Notes, we received net proceeds of $99.6 million (after underwriting commissions, fees and other issuance costs of $2.0 million).

As of June 30, 2018, we had $191.3 million of unrestricted cash and cash equivalents, $0.5 million of restricted cash, $160.5 million of investments in securities and other investments, and $491.1 million of borrowings outstanding. The borrowings outstanding of $491.1 million at June 30, 2018 included (a) $40.6 million of borrowings from the issuance of the 2021 Notes, (b) $99.1 million of borrowings from the issuance of the 7.50% 2027 Notes, (c) $94.5 million of borrowings from the issuance of the 7.25% 2027 Notes, (d) $99.6 million of borrowings from the issuance of the 2023 Notes, (e) $105.0 million of borrowings from our asset based credit facility, and (f) $52.3 million of notes payable. We believe that our current cash and cash equivalents, securities and other investments owned, funds available under our asset based credit facility, UOL line of credit and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from issuance date of the accompanying financial statements. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and execute on our business plan.

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. On August 2, 2018, the Company declared a regular dividend of $0.08 per share and a special dividend of $0.22 per share which will be paid by the Company on or about August 31, 2018 to stockholders of record as of August 16, 2018. On May 7, 2018, the Company declared a regular dividend of $0.08 per share and a special dividend of $0.04 per share which was paid by the Company on June 5, 2018 to stockholders of record as of May 21, 2018. On March 7, 2018, the Company declared a regular dividend of $0.08 per share and a special dividend of $0.08 per share which was paid by the Company on April 3, 2018. During the six months ended June 30, 2018 and the year ended December 31, 2017, we paid cash dividends of $7.7 million and $14.9 million on our common stock, respectively. While it is the Board’s current intention to make regular dividend payments of $0.08 per share each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

Our principal sources of liquidity to finance our business is our existing cash on hand, cash flows generated from operating activities, funds available under revolving credit facilities and special purpose financing arrangements.

Cash Flow Summary

	Six Months Ended
	June 30,
	2018	2017
	(Dollars in thousands)
Net cash (used in) provided by:
Operating activities	$(208,766)	$(82,820)
Investing activities	(3,679)	9,618
Financing activities	252,151	65,751
Effect of foreign currency on cash	(499)	2,354
Net increase (decrease) in cash, cash equivalents and restricted cash	$39,207	$(5,097)

Cash used in operating activities was $208.8 million for the six months ended June 30, 2018, an increase of $125.9 million, from cash used in operating activities of $82.8 million for the six months ended June 30, 2017. Cash used in operating activities for the six months ended June 30, 2018 includes net income of $22.6 million adjusted for noncash items and changes in operating assets and liabilities. The increase in cash used in operating activities of $125.9 million was primarily due to changes in operating assets and liabilities that resulted in a decrease of $243.3 million in cash flows from operations during the six months ended June 30, 2018, offset by (a) an increase in net income of approximately $5.4 million to $22.6 million during the six months ended June 30, 2018 from $17.3 million during the six months ended June 30, 2017 and (b) an increase in non-cash charges and other items of $11.9 million, which included depreciation and amortization of $6.7 million, share-based compensation of $5.6 million, income on equity investments of $4.2 million, provision for doubtful accounts of $0.6 million, impairment of leaseholds, lease loss accrual and loss on disposal of fixed assets of $1.4 million, income allocated for mandatorily redeemable noncontrolling interests of $0.5 million and other non-cash items of $1.3 million.

Cash used in investing activities was $3.7 million during the six months ended June 30, 2018 compared to cash provided by investing activities of $9.6 million for the six months ended June 30, 2017. During the six months ended June 30, 2018, cash used in investing activities consisted of cash used for equity investments in the amounts of $3.6 million and cash use of $1.8 million for purchases of property and equipment, offset by $1.7 million dividends received from equity investment. During the six months ended June 30, 2017, cash provided by investing activities consisted of (a) cash acquired from the acquisition of FBR of $15.7 million, (b) proceeds from key man life insurance of $6.0 million, and (c) proceeds of $0.6 million from the sale of intangible assets, offset by (a) use of $10.4 million to pay off acquisition consideration payable, and (b) use of $2.1 million for the acquisition of other businesses.

Cash provided by financing activities was $252.2 million during the six months ended June 30, 2018 compared to cash provided by financing activities of $65.8 million during the six months ended June 30, 2017. During the six months ended June 30, 2018, cash provided by financing activities primarily consisted of (a) $132.1 million proceeds from issuance of senior notes, (b) $105.5 million net proceeds from our asset based credit facility, and (c) $51.0 million proceeds from notes payable, offset by (a) $17.3 million used to repurchase our common stock, (b) $9.5 million used to pay cash dividends, (c) $4.9 million used for payment of debt issuance costs, (d) $3.6 million used for payment of employment taxes on vesting of restricted stock (e) $0.4 million used for repayment of notes payable, and (f) $0.8 million distribution to noncontrolling interests. . During the six months ended June 30, 2017, cash provided by financing activities primarily consisted of (a) $20.2 million net proceeds from asset based credit facility and (b) $60.4 million proceeds from issuance of senior notes, offset by (a) $8.4 million used to pay cash dividends, (b) $2.5 million used for payment of debt issuance costs, (c) $1.6 million distributions to noncontrolling interests, (d) $1.3 million used for the payment of contingent consideration, and (d) $1.1 million used for the payment of employment taxes on vesting of restricted stock.

Credit Agreements

On April 21, 2017, we amended the Credit Agreement governing our asset based credit facility with Wells Fargo Bank to increase the maximum borrowing limit from $100.0 million to $200.0 million. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. On April 19, 2018, the Company entered into an amended and restated consent to the Credit Agreement, pursuant to which Wells Fargo Bank increased the maximum borrowing limit solely for the purposes of the Bon-Ton Transactions from $200.0 million to $300.0 million and reverts back to $200.0 million upon repayment of the amounts borrowed in connection with the Bon-Ton Transactions. The Credit Agreement continues to allow for borrowings under the separate credit agreement (a “UK Credit Agreement”) which was dated March 19, 2015 with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom with borrowings up to 50.0 million British Pounds. Any borrowing on the UK Credit Agreement reduce the availability of the asset based $300.0 million credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. The Credit Agreement continues to include the addition of our Canadian subsidiary, from the October 5, 2016 amendment to the Credit Agreement, to facilitate borrowings to fund retail liquidation transactions in Canada. From time to time, we utilize this credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. Subject to certain limitations and offsets, we are permitted to borrow up to $200.0 million under the credit facility, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect). Borrowings under the credit facility are only made at the discretion of the lender and are generally required to be repaid within 180 days. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related credit agreement. We typically seek borrowings on an engagement-by- engagement basis. The credit agreement governing the credit facility contains certain covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. At June 30,2018, the balance on the asset based credit facility was $105.0 million (net of unamortized deferred loan costs of $0.5 million). At December 31, 2017, there was $18.5 million of letters of credit outstanding under the credit facility.

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

UOL paid a commitment fee equal to 1.00% of the aggregate commitments upon the closing of the UOL Credit Agreement. The UOL Credit Agreement also provides for an unused line fee payable quarterly, in arrears, in an amount equal to: (a) 0.50% per annum times the amount of the unused revolving commitment that is less than or equal to the amount of the cash maintained in accounts with the agent (as depositary bank); plus (b) 1.00% per annum times the amount of the unused revolving commitment that is greater than the amount of the cash maintained in accounts with the agent (as depositary bank). Any amounts outstanding under the UOL Credit Facility are due at maturity. At June 30, 2018 and December 31, 2017, there was no outstanding balances under the UOL Credit Agreement.

Senior Note Offerings

On November 2, 2016, we issued $28.8 million Senior Notes (the “2021 Notes”) and during the second half of 2017, we issued an additional $6.5 million of the 2021 Notes pursuant to the At the Market Issuance Sales Agreement (the “Sales Agreement”) as further discussed below. During the six months ended June 30, 2018, we issued an additional $6.0 million of the 2021 Notes. The 2021 Notes are unsecured and due and payable in full on October 31, 2021. In connection with the issuance of the 2021 Notes, we received net proceeds of $40.2 million (after underwriting commissions, fees and other issuance costs of $1.0 million). The outstanding balance of the 2021 Notes was $40.6 million (net of unamortized debt issue costs and premiums of $0.6 million) at June 30, 2018.

On May 31, 2017, we issued $60.4 million of Senior Notes (the “7.50% 2027 Notes”) and during the second half of 2017, we issued an additional $32.1 million of the 7.50% 2027 Notes. During the six months ended June 30, 2018, we issued an additional $8.1 million of the 7.50% 2027 Notes. The 7.50% 2027 Notes are unsecured and due and payable in full on May 31, 2027. In connection with the issuance of the 7.50% 2027 Notes, we received net proceeds of $98.9 million (after underwriting commissions, fees and other issuance costs of $1.8 million). The outstanding balance of the 7.50% 2027 Notes was $99.1 million (net of unamortized debt issue costs and premium of $1.6 million) at June 30, 2018.

In December 2017, we issued $80.5 million of the 7.25% 2027 Notes and during the six months ended June 30, 2018, we issued an additional $16.4 million of the 7.25% 2027 Notes. The 7.25% 2027 Notes are unsecured and due and payable in full on December 31, 2027. In connection with the issuance of the 7.25% 2027 Notes, we received net proceeds of $94.3 million (after underwriting commissions, fees and other issuance costs of $2.6 million). The outstanding balance of the 7.25% 2027 Notes was $94.5 million (net of unamortized debt issue costs and premium of $2.4 million) at June 30, 2018.

In May 2018, we issued approximately $100.1 million of the 2023 Notes and during the three months ended June 30 2018, we issued approximately an additional $1.6 million of the 2023 Notes pursuant. The 2023 Notes are unsecured and due and payable in full on May 31, 2023. In connection with the issuance of the 2023 Notes, we received net proceeds of $99.6 million (after underwriting commissions, fees and other issuance costs of $2.0 million). The outstanding balance of the 2023 Notes was $99.6 million (net of unamortized debt issue costs and premium of $2.0 million) at June 30, 2018.

On June 5, 2018, we filed a prospectus supplement pursuant to which we may sell from time to time, at our option up to an aggregate of $50.0 million, including notes offered pursuant to the prior prospectus supplement, of the 2021 Notes, the 7.50% 2027 Notes, the 7.25% 2027 Notes and the 2023 Notes. We previously entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) on December 19, 2017 with B. Riley FBR, pursuant to which we may offer to sell, from time to time, the 2021 Notes, the 7.50% 2027 Notes and the 7.25% 2027 Notes. As of June 5, 2018, we sold Notes having an aggregate offering price of $6.3 million under the prior prospectus supplement dated April 25, 2018, leaving up to $43.7 million available for offer and sale pursuant to the June 5, 2018 prospectus. The Notes sold pursuant to the Sales Agreement on or following June 5, 2018 will be issued pursuant to a prospectus dated April 6, 2018, as supplemented by a prospectus supplement dated June 5, 2018, in each case filed with the SEC pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-223789), which was declared effective by the SEC on April 6, 2018. The Notes will be issued pursuant to the Indenture, dated as of November 2, 2016, as supplemented by a First Supplemental Indenture, dated as of November 2, 2016, the Second Supplemental Indenture, dated as of May 31, 2017, and the Third Supplemental Indenture, dated as of December 13, 2017 and the Fourth Supplemental Indenture dated as of May 17, 2018, each between the Company and U.S. Bank, National Association, as trustee. Future sales of the 2021 Notes, 7.50% 2027 Notes, 7.25% 2027 Notes and the 2023 Notes pursuant to the Sales Agreement will depend on a variety of factors including, but not limited to, market conditions, the trading price of the notes and the Company’s capital needs. There can be no assurance we will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we may deem appropriate.

Other Borrowings

Notes payable include notes payable to a clearing organization for one of our broker dealers. The notes payable accrue interest at rates ranging from the prime rate plus 0.25% to 2.0% (5.25% to 7.00% at June 30, 2018) payable annually. The principal payments on the notes payable are due annually in the amount of $0.4 million on January 31, $0.2 million on September 30, and $0.1 million on October 31. The notes payable mature at various dates from September 30, 2018 through January 31, 2022. At June 30, 2018 the outstanding balance for the notes payable was $1.9 million.

On April 19, 2018, we borrowed approximately $51.0 million from GACP II, L.P., a direct lending fund managed by Great American Capital Partners, LLC, a wholly owned subsidiary of the Company. In accordance with the note payable, we were advanced $50.0 million and the note payable included an origination fee of $1.0 million that increased the face value of the note payable to $51.0 million. Interest is payable monthly and accrues at the three-month LIBOR rate plus 9% (11.34% at June 30, 2018). The note payable is due in full on September 28, 2018 and is collateralized by the proceeds generated from the joint venture liquidation of inventory and real estate related to a retail liquidation agreement. At June 30, 2018, the outstanding balance was $50.4 million (net of unamortized debt issuance cost of $0.6 million).

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

In February 2016, the FASB issued ASU No. 2016-02: Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. In July 2018, the FASB issued ASU 2018-10: Codification Improvements to Topic 842, Leases, which provides narrow-scope improvements to the lease standard. ASU 2016-02 and ASU 2018-10 will be effective for the Company in fiscal year 2019, but early application is permitted. The Company is currently evaluating the impact of these updates on the consolidated financial statements.

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

The primary objective of our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income we receive from investments without significantly increasing risk. To achieve these objectives, our investments allow us to maintain a portfolio of cash equivalents, short-term investments through a variety of securities owned that primarily includes common stocks, loans receivable and investments in partnership interests. Our cash and cash equivalents through June 30, 2018 included amounts in bank checking and liquid money market accounts. We may be exposed to interest rate risk through trading activities in convertible and fixed income securities as well as U.S. Treasury securities, however, based on our daily monitoring of this risk, we believe we currently have limited exposure to interest rate risk in these activities.

Foreign Currency Risk

The majority of our operating activities are conducted in U.S. dollars. Revenues generated from our foreign subsidiaries totaled $1.3 million for the six months ended June 30, 2018 or less than 1% or our total revenues of $221.3 million during the six months ended June 30, 2018. The financial statements of our foreign subsidiaries are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (loss). Transaction gains (losses), which were included in our consolidated statements of income, amounted to a gain of $0.9 million and a loss of $0.5 million during the six months ended June 30, 2018 and 2017, respectively. We may be exposed to foreign currency risk; however, our operating results during the six months ended June 30, 2018 included $1.3 million of revenues from our foreign subsidiaries and a 10% appreciation of the U.S. dollar relative to the local currency exchange rates would result in approximately $0.1 million increase in our operating income and a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net decrease in our operating income of approximately $0.1 million for the six months ended June 30, 2018.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that as of June 30, 2018 our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on Effectiveness of Controls

Our management, including our Co-Chief Executive Officers and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

In 2012, Gladden v. Cumberland Trust, WSI, et al. filed a complaint in Circuit Court, Hamblen County, TN at Morristown, Case No. 12-CV-119. This complaint alleges the improper distribution and misappropriation of trust funds. The plaintiff seeks damages of no less than $3.9 million, an accounting, and among other things, punitive damages. In October 2017, the Tennessee Supreme Court remanded the case to the Tennessee State Trial Court for determination of which claims are subject to arbitration and which are not. The case was settled during the second quarter of 2018.

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

On January 5, 2017, complaints filed in November 2015 and May 2016 naming MLV & Co. (“MLV”), a broker-dealer subsidiary of FBR, as a defendant in putative class action lawsuits alleging claims under the Securities Act, in connection with the offerings of Miller Energy Resources, Inc. (“Miller”) have been consolidated. The Master Consolidated Complaint, styled Gaynor v. Miller et al., is pending in the United States District Court for the Eastern District of Tennessee, and, like its predecessor complaints, continues to allege claims under Sections 11 and 12 of the Securities Act against nine underwriters for alleged material misrepresentations and omissions in the registration statement and prospectuses issued in connection with six offerings (February 13, 2013; May 8, 2013; June 28, 2013; September 26, 2013; October 17, 2013 (as to MLV only) and August 21, 2014) with an alleged aggregate offering price of approximately $151.0 million. The plaintiffs seek unspecified compensatory damages and reimbursement of certain costs and expenses. In August 2017, the Court granted Defendant’s Motion to Dismiss on Section 12 claims and found that the plaintiffs had not sufficiently alleged a corrective disclosure prior to August 6, 2015, when an SEC civil action was announced. Defendants’ answer was filed on September 25, 2017. Plaintiffs have filed motions for class certification and to remand the case to state court following a positive ruling in an unrelated case by the U.S. Supreme Court. Although MLV is contractually entitled to be indemnified by Miller in connection with this lawsuit, Miller filed for bankruptcy in October 2015 and this likely will decrease or eliminate the value of the indemnity that MLV receives from Miller.

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

In March 2017, United Online, Inc. received a letter from PeopleConnect, Inc. (formerly, Classmates, Inc.) (“Classmates”) regarding a notice of investigation received from the Consumer Protection Divisions of the District Attorneys’ offices of four California counties (“California DAs”). These entities suggest that Classmates may be in violation of California codes relating to unfair competition, false or deceptive advertising, and auto-renewal practices. Classmates asserts that these claims are indemnifiable claims under the purchase agreement between United Online, Inc. and the buyer of Classmates. A tolling agreement with certain California District Attorneys has been signed and informal discovery and production is in process. At the present time, the financial impact to the Company, if any, cannot be estimated.

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

In September 2017, Frontier State Bank (“Frontier”) filed a lawsuit against Wunderlich Loan Capital Corp., a subsidiary of WIC (“WLCC”), seeking rescission of the purchase a residential mortgage in the amount of $1,300. Vanguard Funding, LLC (“Vanguard”) sold the mortgage to WLCC who then assigned its rights to Frontier. Shortly after closing, Frontier was advised that the mortgage had been previously pledged to another lender. In the lawsuit against WLCC, it is alleged that WLCC did not deliver the mortgage to Frontier with clear title. Discovery is ongoing.

Item 1A. Risk Factors.

There are certain risks and uncertainties in our business that could cause our actual results to diffe materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 14, 2018. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2017 could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. Except as set forth below, there have been no material changes to the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2017.

Significant disruptions of information technology systems, breaches of data security, or unauthorized disclosures of sensitive data or personally identifiable information could adversely affect our business, and could subject us to liability or reputational damage.

Our business is increasingly dependent on critical, complex, and interdependent information technology (“IT”) systems, including Internet-based systems, some of which are managed or hosted by third parties, to support business processes as well as internal and external communications. The size and complexity of our IT systems make us potentially vulnerable to IT system breakdowns, malicious intrusion, and computer viruses, which may result in the impairment of our ability to operate our business effectively.

In addition, our systems and the systems of our third-party providers and collaborators are potentially vulnerable to data security breaches which may expose sensitive data to unauthorized persons or to the public. Such data security breaches could lead to the loss of confidential information, trade secrets or other intellectual property, or could lead to the public exposure of personal information (including personally identifiable information) of our employees, customers, business partners, and others. In addition, the increased use of social media by our employees and contractors could result in inadvertent disclosure of sensitive data or personal information, including but not limited to, confidential information, trade secrets and other intellectual property.

Any such disruption or security breach, as well as any action by us or our employees or contractors that might be inconsistent with the rapidly evolving data privacy and security laws and regulations applicable within the United States and elsewhere where we conduct business, could result in enforcement actions by U.S. states, the U.S. Federal government or foreign governments, liability or sanctions under data privacy laws that protect personally identifiable information, regulatory penalties, other legal proceedings such as but not limited to private litigation, the incurrence of significant remediation costs, disruptions to our development programs, business operations and collaborations, diversion of management efforts and damage to our reputation, which could harm our business and operations. Because of the rapidly moving nature of technology and the increasing sophistication of cybersecurity threats, our measures to prevent, respond to and minimize such risks may be unsuccessful.

In addition, the European Parliament and the Council of the European Union adopted a comprehensive general data privacy regulation (“GDPR”) in 2016 to replace the current European Union Data Protection Directive and related country-specific legislation. The GDPR took effect in May 2018 and governs the collection and use of personal data in the European Union. The GDPR, which is wide-ranging in scope, will impose several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, enhances enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater.

We, and other third party transaction partners, are party to certain agreements regarding Vintage Capital’s indirect acquisition of Rent-A-Center. These agreements contain financial commitments which obligate us to ensure funding for Vintage to complete the acquisition, including the provision of debt and equity funding and a guarantee of certain of Vintage’s obligations. We may not be able to fulfill any or all of these obligations, and Vintage may fail to perform any or all of its obligations. We may incur liability above and beyond our financial commitments and obligations. If the transaction fails to be consummated as a result of our or another’s inability to fulfill these obligations, our business could be adversely affected, and our reputation may be harmed.

On June 17, 2018, we entered into certain agreements pursuant to which we, among other things, agreed to provide certain debt and equity funding and other support in connection with the Vintage Capital’s indirect acquisition of Rent-A-Center. In connection with the acquisition, Vintage Capital agreed to pay $15.00 per share in cash for each common share of Rent-A-Center, which together with the assumption of net debt, represents a total transaction value of approximately $1.365 billion. We, along with Vintage’s subsidiaries, and affiliates of Guggenheim Corporate Funding, LLC have issued commitments to provide an aggregate principal amount of approximately $1.1 billion in debt to finance the acquisition. Equity financing will be used to fund the remaining portion of the purchase price.

We have not allocated funds internally to fulfill our obligations under the Rent-A-Center transaction agreements and expect we will need to syndicate all or a substantial portion of our commitments.  This syndication may not be successful, and, even if we are successful in syndicating our commitments, we may be required to syndicate our commitments on terms unfavorable or disadvantageous to us. If we are unable to obtain funding, or funding sufficient for our financial commitments, we may be required to utilize our internal resources which may have a material adverse effect on our financial condition. In these circumstances, we may be forced to scale back certain of our other initiatives or may be unable to pursue opportunities we feel would be advantageous or beneficial to us. Further, we have agreed to provide a limited guarantee of certain of Vintage’s obligations in the acquisition, and have also agreed to be jointly and severally liable for certain actions of our transaction partners. In addition, if the acquisition cannot be completed due, in whole or in part, to our, Vintage  or our transaction partners’ failure to honor our collective or respective individual obligations, we may incur additional liability, and our reputation may be harmed due in whole or in part to circumstances beyond our control. We may, through the guarantee, actions of our transaction partners, and due to other circumstances incur liability above and beyond or financial commitments. If one or more of the foregoing circumstances were to occur, this would have a material negative impact on our business and could have a negative impact on the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

3.1*	Amended and Restated Certificate of Incorporation, as amended, dated as of August 17, 2015

4.1	Base Indenture, dated as of November 2, 2016, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	11/2/2016

4.2	First Supplemental Indenture, dated as of November 2, 2016, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.2	11/2/2016

4.3	Form of 7.50% Senior Note due 2021.	8-K	4.2	11/2/2016

4.4	Second Supplemental Indenture, dated as of May 31, 2017, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	5/31/2017

4.5	Form of 7.50% Senior Note due 2027.	8-K	4.1	5/31/2017

4.6	Third Supplemental Indenture, dated as of December 13, 2017, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	12/13/2017

4.7	Form of 7.25% Senior Note due 2027.	8-K	4.1	12/13/2017

4.8	Fourth Supplemental Indenture, dated as of May 17, 2018, by and between the Company and U.S. Bank National Association, as Trustee.	8-K	4.1	5/17/2018

4.9	Form of 7.375% Senior Note due 2023	8-K	4.2	5/17/2018

10.1	$800.0 Million Senior Secured Term Loan Facility Commitment Letter, dated as of June 17, 2018 by and among the Company, Guggenheim Corporate Funding, LLC and Vintage Rodeo Parent, LLC.	8-K	10.1	6/20/2018

10.2	Equity Commitment Letter, dated as of June 17, 2018.	8-K	10.2	6/20/2018

10.3	Vintage Rodeo, L.P. Subscription Agreement and Questionnaire, dated as of June 17, 2018.	8-K	10.3	6/20/2018

10.4	Side Letter re Subscription, dated as of June 17, 2018 by and between the Company and Vintage Rodeo, L.P.	8-K	10.4	6/20/2018

10.5	Limited Guarantee, dated as of June 17, 2018 by and among the Company, Vintage RTO, L.P. and Rodeo.	8-K	10.5	6/20/2018

10.6	Mutual Indemnity/Contribution Agreement, dated as of June 17, 2018 by and among the Company, Vintage RTO, L.P. and Samjor Family, LP.	8-K	10.6	6/20/2018

31.1*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.3*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B. Riley Financial, Inc.

	By:	/s/ PHILLIP J. AHN
Date: August 3, 2018		Name: Phillip J. Ahn Title: Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)