Form 10-Q
period 2018-09-30
B. Riley Financial, Inc.
filed 2018-11-06
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
Or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

As of November 5, 2018, there were 26,554,205 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

B. Riley Financial, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Assets
Cash and cash equivalents	$233,918	$132,823
Restricted cash	468	19,711
Due from clearing brokers	54,891	31,479
Securities and other investments owned, at fair value	222,521	145,360
Securities borrowed	1,042,295	807,089
Accounts receivable, net	38,958	20,015
Due from related parties	9,921	5,689
Advances against customer contracts	21,405	5,208
Loans receivable	37,147	—
Prepaid expenses and other assets	50,193	22,605
Property and equipment, net	11,143	11,977
Goodwill	120,129	98,771
Other intangible assets, net	51,011	56,948
Deferred income taxes	26,901	29,229
Total assets	$1,920,901	$1,386,904
Liabilities and Equity
Liabilities
Accounts payable	$2,278	$2,650
Accrued expenses and other liabilities	87,901	71,685
Deferred revenue	3,205	3,141
Due to partners	1,428	1,578
Securities sold not yet purchased	59,672	28,291
Securities loaned	1,035,408	803,371
Mandatorily redeemable noncontrolling interests	4,409	4,478
Notes payable	1,671	2,243
Senior notes payable	455,783	203,621
Total liabilities	1,651,755	1,121,058

Commitments and contingencies
B. Riley Financial, Inc. stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 26,526,445 and 26,569,462 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	255,236	259,980
Retained earnings	14,842	6,582
Accumulated other comprehensive loss	(1,696)	(534)
Total B. Riley Financial, Inc. stockholders’ equity	268,384	266,030
Noncontrolling interests	762	(184)
Total equity	269,146	265,846
Total liabilities and equity	$1,920,901	$1,386,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Services and fees	$90,655	$85,450	$297,986	$202,663
Interest income - Securities lending	8,954	6,897	22,836	9,115
Sale of goods	72	79	138	221
Total revenues	99,681	92,426	320,960	211,999
Operating expenses:
Direct cost of services	8,156	10,138	33,733	46,224
Cost of goods sold	52	124	142	313
Selling, general and administrative expenses	71,782	70,962	216,603	132,836
Restructuring charge	428	4,896	2,247	11,484
Interest expense - Securities lending	6,425	4,950	16,317	6,515
Total operating expenses	86,843	91,070	269,042	197,372
Operating income	12,838	1,356	51,918	14,627
Other income (expense):
Interest income	442	76	736	358
Income (loss) from equity investments	828	(157)	5,049	(157)
Interest expense	(9,340)	(2,510)	(23,926)	(5,195)
Income (loss) before income taxes	4,768	(1,235)	33,777	9,633
(Provision for) benefit from income taxes	(2,046)	1,357	(8,412)	7,753
Net income	2,722	122	25,365	17,386
Net (loss) income attributable to noncontrolling interests	(92)	(246)	1,051	(283)
Net income attributable to B. Riley Financial, Inc.	$2,814	$368	$24,314	$17,669

Basic income per share	$0.11	$0.01	$0.94	$0.80
Diluted income per share	$0.10	$0.01	$0.91	$0.76

Cash dividends per share	$0.30	$0.13	$0.58	$0.55

Weighted average basic shares outstanding	25,968,997	26,059,490	25,856,339	22,180,808
Weighted average diluted shares outstanding	26,854,261	27,639,862	26,776,133	23,385,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$2,722	$122	$25,365	$17,386
Other comprehensive (loss) income:
Change in cumulative translation adjustment	(77)	345	(1,162)	1,391
Other comprehensive (loss) income, net of tax	(77)	345	(1,162)	1,391
Total comprehensive income	2,645	467	24,203	18,777
Comprehensive (loss) income attributable to noncontrolling interests	(92)	(246)	1,051	(283)
Comprehensive income attributable to B. Riley Financial, Inc.	$2,737	$713	$23,152	$19,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

(Dollars in thousands)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, January 1, 2017	—	$—	19,140,342	$2	$141,170	$9,887	$(1,712)	$1,045	$150,392
Issuance of common stock for acquisition of MK Capital, LLC - contingent equity consideration on February 2, 2017	—	—	166,666	—	1,151	—	—	—	1,151
Issuance of common stock for acquisition of Dialectic general partner interests on April 13, 2017	—	—	158,484	—	1,952	—	—	—	1,952
Issuance of common stock for acquisition of FBR & Co. on June 1, 2017	—	—	4,779,354	—	73,472	—	—	—	73,472
Issuance of common stock and common stock warrants for acquisition of Wunderlich on July 3, 2017	—	—	1,974,812	—	36,306	—	—	—	36,306
Vesting of restricted stock, net of shares withheld for employer taxes	—	—	241,910	—	(2,683)	—	—	—	(2,683)
Share based payments	—	—	—	—	7,679	—	—	—	7,679
Dividends on common stock	—	—	—	—	—	(11,600)	—	—	(11,600)
Net income for the nine months ended September 30, 2017	—	—	—	—	—	17,669	—	(170)	17,499
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(922)	(922)
Foreign currency translation adjustment	—	—	—	—	—	—	1,391	—	1,391
Balance, September 30, 2017	—	$—	26,461,568	$2	$259,047	$15,956	$(321)	$(47)	$274,637

Balance, January 1, 2018	—	$—	26,569,462	$2	$259,980	$6,582	$(534)	$(184)	$265,846
Issuance of common stock for acquisition of GlassRatner Advisory & Capital Group LLC	—	—	405,817	—	8,050	—	—	—	8,050
Vesting of restricted stock, net of shares withheld for employer taxes	—	—	522,399	—	(4,106)	—	—	—	(4,106)
Common shares cancelled - resolution of escrow claim	—	—	(21,233)	—	—	—	—	—	—
Stock repurchased and retired	—	—	(950,000)	—	(17,338)	—	—	—	(17,338)
Share based payments	—	—	—	—	8,650	—	—	—	8,650
Dividends on common stock	—	—	—	—	—	(16,054)	—	—	(16,054)
Net income for the nine months ended September 30, 2018	—	—	—	—	—	24,314	—	946	25,260
Foreign currency translation adjustment	—	—	—	—	—	—	(1,162)	—	(1,162)
Balance, September 30, 2018	—	$—	26,526,445	$2	$255,236	$14,842	$(1,696)	$762	$269,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$25,365	$17,386
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,768	7,705
Provision for doubtful accounts	840	827
Share-based compensation	8,650	7,679
Recovery of key man life insurance	—	(6,000)
Non-cash interest and other	1,384	319
Effect of foreign currency on operations	(352)	(1,022)
(Income) loss from equity investments	(5,049)	157
Deferred income taxes	7	(24,560)
Impairment of leaseholds, lease loss accrual and loss on disposal of fixed assets	1,718	2,838
Income allocated and fair value adjustment for mandatorily redeemable noncontrolling interests	847	10,766
Change in operating assets and liabilities:
Due from clearing brokers	(23,412)	13,258
Securities and other investments owned	(77,161)	(41,350)
Securities borrowed	(235,206)	129,998
Accounts receivable and advances against customer contracts	(35,982)	1,635
Prepaid expenses and other assets	(19,418)	15,522
Accounts payable, accrued payroll and related expenses, accrued value added tax payable and other accrued expenses	10,111	(38,597)
Amounts due to/from related parties and partners	(4,487)	(12,313)
Securities sold, not yet purchased	31,381	7,700
Deferred revenue	64	(1,302)
Securities loaned	232,037	(139,425)
Net cash used in operating activities	(78,895)	(48,779)
Cash flows from investing activities:
Purchases of loans receivable	(35,111)	—
Acquisition of Wunderlich, net of cash acquired $4,259	—	(25,478)
Cash acquired from acquisition of FBR & Co.	—	15,738
Acquisition of other businesses	(4,000)	(2,052)
Acquisition consideration payable -United Online	—	(10,381)
Purchases of property and equipment and intangible assets	(2,314)	(550)
Proceeds from key man life insurance	—	6,000
Proceeds from sale of property and equipment and intangible assets	37	619
Equity investments	(6,856)	(1,015)
Dividends from equity investment	1,695	—
Net cash used in investing activities	(46,549)	(17,119)
Cash flows from financing activities:
Proceeds from asset based credit facility	300,000	65,987
Repayment of asset based credit facility	(300,000)	(65,987)
Payment of contingent consideration	—	(1,250)
Proceeds from notes payable	51,020	—
Repayment of notes payable	(51,591)	(8,214)
Proceeds from issuance of senior notes	255,290	89,330
Payment of debt issuance costs	(6,356)	(2,093)
Payment of employment taxes on vesting of restricted stock	(4,106)	(2,683)
Dividends paid	(17,912)	(13,493)
Repurchase of common stock	(17,338)	—
Distribution to noncontrolling interests	(915)	(2,878)
Net cash provided by financing activities	208,092	58,719
Increase (decrease) in cash, cash equivalents and restricted cash	82,648	(7,179)
Effect of foreign currency on cash, cash equivalents and restricted cash	(796)	3,458
Net increase (decrease) in cash, cash equivalents and restricted cash	81,852	(3,721)
Cash, cash equivalents and restricted cash, beginning of year	152,534	115,399
Cash, cash equivalents and restricted cash, end of period	$234,386	$111,678

Supplemental disclosures:
Interest paid	$35,289	$11,513
Taxes paid	$2,455	$11,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS OPERATIONS

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

The Company operates in four operating segments: (i) Capital Markets, through which the Company provides investment banking, corporate finance, securities lending, restructuring, consulting, research, sales and trading and wealth management services to corporate, institutional and high net worth clients; (ii) Auction and Liquidation, through which the Company provides auction and liquidation services to help clients dispose of assets that include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property; (iii) Valuation and Appraisal, through which the Company provides valuation and appraisal services to clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs; and (iv) Principal Investments - United Online, through which the Company provides consumer Internet access and related subscription services.

On November 9, 2017, the Company entered into an Agreement and Plan of Merger with B. R. Acquisition Ltd., an Israeli corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and magicJack VocalTec Ltd., an Israeli corporation (“magicJack”), pursuant to which Merger Sub will merge with and into magicJack, with magicJack continuing as the surviving corporation and as an indirect subsidiary of the Company. Subject to the terms and conditions of the Agreement and Plan of Merger, each outstanding share of magicJack will be converted into the right to receive $8.71 in cash without interest, representing approximately $143,500 in aggregate merger consideration. The closing of the transaction is subject to the receipt of certain regulatory approvals and the satisfaction of other closing conditions. It is anticipated that the acquisition of magicJack will close in the fourth quarter of 2018.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of B. Riley Financial, Inc. and its wholly-owned and majority-owned subsidiaries. The condensed consolidated financial statements also include the accounts of (a) Great American Global Partners, LLC which is controlled by the Company as a result of its ownership of a 50% member interest, appointment of two of the three executive officers and significant influence over the funding of operations, and (b) GA Retail Investments, L.P. which is controlled by the Company as a result of its ownership of a 50% partnership interest, appointment of executive officers and significant influence over the operations. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 14, 2018. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

Capital Markets Segment - Fees earned from corporate finance and investment banking services are derived from debt, equity and convertible securities offerings in which the Company acted as an underwriter or placement agent. Fees from underwriting activities are recognized as revenues when the performance obligation for the services related to the underwriting transaction is satisfied under the terms of the engagement and is not subject to any other contingencies. Fees are also earned from financial advisory and consulting services rendered in connection with client mergers, acquisitions, restructurings, recapitalizations and other strategic transactions. The performance obligation for financial advisory services is satisfied over time as work progresses on the engagement and services are delivered to the client. The performance obligation for financial advisory services may also include success and performance based fees which are recognized as revenue when the performance obligation is no longer constrained and it is not probable that the revenue recognized would be subject to significant reversal in a future period. Generally, it is probable that the revenue recognized is no longer subject to significant reversal upon the closing of the investment banking transaction.

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

Revenues earned from auction and liquidation services contracts where the Company guarantees a minimum recovery value for goods being sold at auction or liquidation are recognized over time when the performance obligation is satisfied. We generally use the cost-to-cost measure of progress for our contracts because it best depicts the transfer of services to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Costs to fulfill the contract include labor and other direct costs related to the contract. Due to the nature of the guarantees and performance obligations under these contracts, the estimation of revenue that is ultimately earned is complex and subject to many variables and requires significant judgment. It is common for these contracts to contain provisions that can either increase or decrease the transaction price upon completion of our performance obligations under the contract. Estimated amounts are included in the transaction price at the most likely amount it is probable that a significant reversal of revenue will not occur. Our estimates of variable consideration and determination of whether or not to include estimated amounts in the transaction price are based on an assessment of our anticipated performance under the contract taking into consideration all historical, current and forecasted information that is reasonably available to us. Costs that directly relate to the contract and expected to be recoverable are capitalized as an asset and included in advances against customer contracts in the accompanying condensed consolidated balance sheets. These costs are amortized as the services are transferred to the customer over the contract period, which generally does not exceed six months, and the expense is recognized a component of direct cost of services. If, during the auction or liquidation sale, the Company determines that the total costs to be incurred on a performance obligation under a contract exceeds the total estimated revenues to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.

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

Revenues from other sources in the Capital Markets segment is primarily comprised of (i) interest income from loans receivable and securities lending activities, (ii) related net trading gains and losses from market making activities, the commitment of capital to facilitate customer orders, (iii) trading activities from our principal investments in equity and other securities for the Company’s account, and (iv) other income.

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

The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $371 and $183 for the three months ended September 30, 2018 and 2017, respectively, and $1,656 and $1,227 for the nine months ended September 30, 2018 and 2017, respectively. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

(h)	Share-Based Compensation

The Company’s share-based payment awards principally consist of grants of restricted stock, restricted stock units and costs associated with the Company’s employee stock purchase plan. In accordance with the applicable accounting guidance, share-based payment awards are classified as either equity or liabilities. For equity-classified awards, the Company measures compensation cost for the grant of membership interests at fair value on the date of grant and recognizes compensation expense in the condensed consolidated statements of income over the requisite service or performance period the award is expected to vest. The fair value of the liability-classified award will be subsequently remeasured at each reporting date through the settlement date. Change in fair value during the requisite service period will be recognized as compensation cost over that period.

(i)	Restructuring Charge

The Company recorded a restructuring charge in the amount of $428 and $4,896 for the three months ended September 30, 2018 and 2017, respectively, and $2,247 and $11,484, for the nine months ended September 30, 2018 and 2017, respectively.

The restructuring charge of $428 and $2,247 during the three and nine months ended September 30, 2018, respectively, was primarily related to severance costs and lease loss accruals for the planned consolidation of office space related to operations in the Capital Markets segment.

The restructuring charge of $4,896 and $11,484 during the three and nine months ended September 30, 2017, respectively, was primarily related to costs savings measures taking into account the planned synergies as a result of the acquisitions of FBR & Co. (“FBR”) and Wunderlich Investment Company, Inc. (“Wunderlich”), which included a reduction in workforce for some of the corporate executives of FBR and Wunderlich and a restructuring to integrate FBR’s and Wunderlich’s operations with the Company’s operations in the Capital Markets segment.

The following table summarizes the changes in accrued restructuring charge during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Balance, beginning of period	$1,827	3,287	2,600	694
Restructuring charge	428	4,896	2,247	11,484
Cash paid	(504)	(3,092)	(2,954)	(4,880)
Non-cash items	(1)	(1,732)	(143)	(3,939)
Balance, end of period	$1,750	$3,359	$1,750	$3,359

The following table summarizes the restructuring activities during the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018				2017
		Principal				Principal
		Investments -				Investments -
	Capital	United			Capital	United
	Markets	Online	Corporate	Total	Markets	Online	Corporate	Total
Restructuring charge:
Employee termination costs	$76	—	—	$76	$2,285	$150	$1,102	$3,537
Facility closure and consolidation charge	352	—	—	352	1,037	—	322	1,359
Total restructuring charge	$428	$—	$—	$428	$3,322	$150	$1,424	$4,896

The following table summarizes the restructuring activities during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018				2017
		Principal				Principal
		Investments -				Investments -
	Capital	United			Capital	United
	Markets	Online	Corporate	Total	Markets	Online	Corporate	Total
Restructuring charge:
Employee termination costs	$729	—	—	$729	$4,819	$633	$3,284	$8,736
Facility closure and consolidation charge (recovery)	1,728	—	(210)	1,518	2,426	—	322	2,748
Total restructuring charge	$2,457	$—	$(210)	$2,247	$7,245	$633	$3,606	$11,484

(j)	Income Taxes

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

The Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted on December 22, 2017. The Tax Reform Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, provides an exemption from U.S. federal tax for dividends received from foreign subsidiaries, and creates new taxes on certain foreign sourced earnings. As of the completion of these financial statements and related disclosures, we have not completed our accounting for the tax effects of the Tax Reform Act; however, as described below, we have made a reasonable estimate of such effects and recorded a provisional tax expense of $13,052, which is included as a component of income tax expense in the fourth quarter of 2017. This provisional tax expense incorporates assumptions made based upon the Company’s current interpretation of the Tax Reform Act, and may change as we receive additional clarification and implementation guidance and as the interpretation of the Tax Reform Act evolves. In accordance with SEC Staff Accounting Bulletin No. 118, the Company will finalize the accounting for the effects of the Tax Reform Act no later than the fourth quarter of 2018. Future adjustments made to the provisional effects will be reported as a component of income tax expense from continuing operations in the reporting period in which any such adjustments are determined.

(k)	Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(l)	Restricted Cash

As of September 30, 2018, restricted cash balance of $468 is cash collateral for one of our telecommunication suppliers. As of December 31, 2017, restricted cash balance of $19,711 included $19,197 of cash collateral related to a retail liquidation engagement and $514 cash segregated in a special bank account for the benefit of customers related to our broker dealer subsidiary and collateral for one of our telecommunication suppliers.

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

Accounts receivable represents amounts due from the Company’s Auction and Liquidation, Valuation and Appraisal, Capital Markets and Principal Investments - United Online segment customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. Bad debt expense and changes in the allowance for doubtful accounts for the three and nine months ended September 30, 2018 and 2017 are included in Note 5.

(p)	Advances Against Customer Contracts

Advances against customer contracts represent advances of contractually reimbursable funds incurred prior to, and during the term of the auction and liquidation services contract. On April 18, 2018, the Company entered into an agency agreement to participate in the right to liquidate certain assets of The Bon-Ton Stores, Inc. (the “Agency Agreement”). There are three parties to the Agency Agreement which were granted the right to act as the exclusive agent to conduct the sale of substantially all of the assets of The Bon-Ton Stores, Inc. (the “Bon-Ton Transaction”). The Company initially advanced $407,426 in connection with Agency Agreement.  As of September 30, 2018, $21,405 remained outstanding and is included in the advances against customer contracts.  Management expects the outstanding advance continue to be repaid from proceeds generated from the liquidation of the assets related to the Bon-Ton Transaction.

(q)	Loans Receivable

Loans are measured at historical cost and reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans, and for purchased loans, net of any unamortized premiums or discounts. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income over the lives of the related loans. Unearned income, discounts and premiums are amortized to interest income using a level yield methodology. Loans receivable at September 30, 2018, consists of one loan in the amount of $15,000 that was fully repaid in October 2018 and the other loan in the amount of $22,147 which is due in May 2020.

(r)	Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Depreciation and amortization expense on property and equipment was $1,005 and $1,243 for the three months ended September 30, 2018 and 2017, respectively, and $3,369 and $2,458 for the nine months ended September 30, 2018 and 2017, respectively.

(s)	Securities Owned and Securities Sold Not Yet Purchased

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

As of September 30, 2018 and December 31, 2017, the Company’s securities and other investments owned and securities sold not yet purchased measured at fair value consisted of the following securities and investments:

	September 30,	December 31,
	2018	2017
Securities and other investments owned:
Common stocks and warrants	$106,317	$67,306
Corporate bonds	18,909	6,539
Fixed income securities	4,467	2,329
Loans receivable	36,587	33,713
Partnership interests and other	56,241	35,473
	$222,521	$145,360

Securities sold not yet purchased:
Common stocks	$47,929	$19,145
Corporate bonds	6,381	1,175
Fixed income securities	598	699
Partnership interests and other	4,764	7,272
	$59,672	$28,291

(t)	Fair Value Measurements

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

The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	Financial Assets and Liabilities Measured at Fair Value
	on a Recurring Basis at September 30, 2018 Using
		Quoted prices in	Other	Significant
	Fair value at	active markets for	observable	unobservable
	September 30,	identical assets	inputs	inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities and other investments owned:
Common stocks and warrants	$106,317	$72,153	$25,207	$8,957
Corporate bonds	18,909	—	18,909	—
Fixed income securities	4,467	—	4,467	—
Loans receivable	36,587	—	—	36,587
Partnership interests and other	54,114	1,280	10	52,824
Total assets measured at fair value	$220,394	$73,433	$48,593	$98,368

Liabilities:
Securities sold not yet purchased:
Common stocks	$47,929	$47,929	$—	$—
Corporate bonds	6,381	—	6,381
Fixed income securities	598	—	598	—
Partnership interests and other	4,764	4,764	—	—
Total securities sold not yet purchased	59,672	52,693	6,979	—

Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,409	—	—	4,409
Total liabilities measured at fair value	$64,081	$52,693	$6,979	$4,409

	Financial Assets and Liabilities Measured at Fair Value
	on a Recurring Basis at December 31, 2017 Using
		Quoted prices in	Other	Significant
	Fair value at	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities and other investments owned:
Common stocks and warrants	$67,306	$38,960	$—	$28,346
Corporate bonds	6,539	—	6,539	—
Fixed income securities	2,329	—	2,329	—
Loans receivable	33,713	—	—	33,713
Partnership interests and other	31,883	686	5,093	26,104
Total assets measured at fair value	$141,770	$39,646	$13,961	$88,163

Liabilities:
Securities sold not yet purchased:
Common stocks	$19,145	$19,145	$—	$—
Corporate bonds	1,175	—	1,175	—
Fixed income securities	699	—	699	—
Partnership interests and other	7,272	7,272	—	—
Total securities sold not yet purchased	28,291	26,417	1,874	—

Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,478	—	—	4,478
Total liabilities measured at fair value	$32,769	$26,417	$1,874	$4,478

As of September 30, 2018, securities and other investments owned included $2,127 of investment funds valued at NAV per share as a practical expedient. As such, total securities and other investments owned of $222,521 in the condensed consolidated balance sheets at September 30, 2018 included investments in investment funds of $2,127 and securities and other investments owned in the amount of $220,394 as outlined in the fair value table above.

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

As of September 30, 2018 and December 31, 2017, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $98,368 and $88,163, respectively, or 5.1% and 6.4%, respectively, of the Company’s total assets. In determining the fair value for these Level 3 financial assets, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity. The following table summarizes the significant unobservable inputs in the fair value measurement of level 3 financial assets and liabilities by category of investment and valuation technique as of September 30, 2018:

	Fair value at
	September 30,				Weighted
	2018	Valuation Technique	Unobservable Input	Range	Average
Assets:
Common stocks and warrants	$8,957	Market approach	Over-the-counter trading activity	$10.00-$10.50/share	$10.29
		Market approach	Market price of related security	$0.61/share	$0.61
		Pending transaction	Discount	50%	50%
Loans receivable	36,587	Market approach	Revenue multiple	1.4x	1.4x
Partnership interests and other	52,824	Market approach	Revenue multiple	1.4x	1.4x
Total level 3 assets measured at fair value	$98,368

Liabilities:
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$4,409	Market approach	Operating income multiple	6.0x	6.0x

The changes in Level 3 fair value hierarchy during the nine months ended September 30, 2018 and 2017 are as follows:

	Level 3	Level 3 Changes During the Period				Level 3
	Balance at	Fair	Relating to	Purchases,	Transfer in	Balance at
	Beginning of	Value	Undistributed	Sales and	and/or out	End of
	Year	Adjustments	Earnings	Settlements	of Level 3	Period
Nine Months Ended September 30, 2018
Common stocks and warrants	$28,346	$(3,247)	$578	$4,250	$(20,970)	$8,957
Loans receivable	33,713	(11)	100	2,785	—	36,587
Partnership interests and other	26,104	1,411	(2,735)	28,044	—	52,824
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,478	—	(69)	—	—	4,409

Nine Months Ended September 30, 2017
Common stocks and warrants	$299	$(463)	$—	$10,146	$—	$9,982
Corporate bonds	160	—	—	—	(160)	—
Loans receivable	—	1,375	—	25,493	—	26,868
Partnership interests and other	13,426	2,820	—	(4,390)	—	11,856
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	3,214	9,000	(190)	—	806	12,830
Contingent consideration	1,242	8	—	(1,250)	—	—

The fair value adjustment for contingent consideration of $8 represents imputed interest for the nine months ended September 30, 2017. During the second quarter of 2017, the Company had a triggering event for the mandatorily redeemable noncontrolling interests that resulted in a fair value adjustment of $6,250 of the total fair value adjustment of $9,000 for the nine months ended September 30, 2017. In connection with this event, the Company received proceeds of $6,000 from key man life insurance. These amounts have been recorded in the condensed consolidated statements of income in selling, general and administrative expenses in the Corporate and Other segment. The amount reported in the table above also for the nine months ended September 30, 2018 and 2017 includes the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis.

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

During the nine months ended September 30, 2018 and 2017, there were no assets or liabilities measured at fair value on a non-recurring basis.

(u)	Derivative and Foreign Currency Translation

The Company periodically uses derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain auction and liquidation engagements with operations outside the United States. During the nine months ended September 30, 2018, the Company’s use of derivatives consisted of the purchase of forward exchange contracts (a) in the amount of $54,406 Canadian dollars that were settled during the first and second quarter of 2018 and (b) $1,500 Euro’s that was settled in March 2018. During the nine months ended September 30, 2017, the Company’s use of derivatives consisted of the purchase of forward exchange contracts in the amount of $25,000 Australian dollars that was settled on January 31, 2017. The forward exchange contract was entered into to improve the predictability of cash flows related to a retail store liquidation engagement that was completed in December 2016. The net loss from forward exchange contracts was $33 during the three months ended September 30, 2017 and net loss from forward exchange contracts was $91 and $103 during the nine months ended September 30, 2018 and 2017, respectively. This amount is reported as a component of selling, general and administrative expenses in the condensed consolidated statements of income.

The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. Transaction losses were $51 and $389 during the three months ended September 30, 2018 and 2017, respectively. Transactions gains were $843 during the nine months ended September 30, 2018 compared to transaction losses of $919 during the same 2017 period. These amounts are included in selling, general and administrative expenses in our condensed consolidated statements of income.

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

(w)	Equity Investment

At December 31, 2017, the Company had a loan receivable from bebe stores, inc. (“bebe”) with a fair value of $16,867 included in securities and other investments owned. On January 12, 2018, the loan receivable in the amount of $16,867 plus accrued interest of $51 was converted into 2,819,528 shares of common stock of bebe, representing a conversion price at $6.00 per share. On January 12, 2018, the Company also purchased 500,000 shares of bebe common stock at $6.00 per share of which 250,000 shares were newly issued common stock by bebe and 250,000 shares were purchased from the majority shareholder of bebe. At September 30, 2018, the Company had an ownership of approximately 30.1% of bebe’s outstanding common shares.

The equity ownership in bebe is accounted for under the equity method of accounting. The carrying value for the bebe investment at September 30, 2018 was $26,012 and is included in prepaid expenses and other assets in the condensed consolidated balance sheets. For the three and nine months ended September 30, 2018, the equity income from bebe was $1,062 and $7,144, respectively, and is included in income from equity investments on the condensed consolidated statements of income.

(x)	Statements of Cash Flows – Supplemental Non-cash Disclosures

During the nine months ended September 30, 2018, non-cash investing activities included the conversion of a loan receivable in the amount of $16,867 and accrued interest receivable of $51 into an equity investment that totaled $16,918 as more fully discussed in Note 2(v) above.

(y)	Variable Interest Entity

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

The carrying value of the Company’s investments in the VIE that was not consolidated is shown below.

September 30, 2018
Partnership investments	$5,179
Due from related party	1,071
Maximum exposure to loss	$6,250

(z)	Reclassification

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

The Company reclassified $309 of revenues that was reported as interest income – securities lending during the three months ended September 30, 2017 to revenues – services and fees. The previously reported amount of $7,206 and $9,424 as interest income – securities lending for the three and nine months ended September 30, 2017, respectively, was reduced by $309, to $6,897 and $9,115, respectively. The previously reported amount of $85,141 and $202,354 as revenues – services and fees for the three and nine months ended September 30, 2017, respectively, was increased by $309, to $85,450 and $202,663.

The impact of these reclassifications is reflected in the revenues as reported in the condensed consolidated statements of income for the three and nine months ended September 30, 2018 and 2017. The impact of this reclassification on the amounts reported during the periods was deemed to be immaterial.

(aa)	Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13: Fair Value Measurement (Topic 820) (“ASU 2018-13”). The amendments in this update change the disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. The Company early adopted ASU 2018-13 in the third quarter of 2018 and the adoption did not have a material impact on our consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05: Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Reform Act. The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations. This ASU also discusses required disclosures that an entity must make with regard to the Tax Reform Act. This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded. The Company has adopted this standard and will continue to evaluate indicators that may give rise to a change in our tax provision as a result of the Tax Reform Act. See Note 10 for additional information on the Tax Reform Act.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income that provides for the reclassification from accumulated other comprehensive income to retained earnings for stranded effects resulting from the Tax Reform Act. The accounting update is effective for the fiscal year beginning after December 15, 2018 and early adoption is permitted. The accounting update should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. We are currently evaluating the impact of the accounting update, but the adoption is not expected to have a material impact on our consolidated financial statements.

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

The assets and liabilities of Wunderlich, both tangible and intangible, were recorded at their estimated fair values as of the July 3, 2017 acquisition date for Wunderlich. The application of the purchase method of accounting resulted in goodwill of $37,200 which represents the benefits from synergies with our existing business and acquired workforce. For the nine months ended September 30, 2018, acquisition related costs, such as legal, accounting, valuation and other professional fees related to the acquisition of Wunderlich, were charged against earnings in the amount of $12 are included in selling, general and administrative expenses in the condensed consolidated statements of income. The purchase accounting for the acquisition has been accounted for as a stock purchase with all of the recognized goodwill is expected to be non-deductible for tax purposes.

The purchase price allocation was as follows:

Consideration paid by B. Riley:
Cash paid	$29,737
Fair value of 1,974,812 B. Riley common shares issued	31,495
Fair value of 821,816 B. Riley common stock warrants issued	3,886
Total consideration	$65,118

The assets acquired and assumed was as follows:

Tangible assets acquired and assumed:
Cash and cash equivalents	$4,259
Securities owned	1,413
Accounts receivable	3,193
Due from clearing broker	15,133
Prepaid expenses and other assets	10,103
Property and equipment	2,315
Deferred taxes	5,456
Accounts payable	(1,718)
Accrued payroll and related expenses	(6,387)
Accrued expenses and other liabilities	(10,223)
Securities sold, not yet purchased	(1,707)
Notes payable	(10,579)
Customer relationships	15,320
Trademarks	1,340
Goodwill	37,200
Total	$65,118

The revenue and earnings of Wunderlich included in our condensed consolidated financial statements for the three months ended September 30, 2018 were $17,239 and $276, respectively. During the nine months ended September 30, 2018, revenue and loss of Wunderlich included in our condensed consolidated financial statements were $60,578 and $844, respectively. The earnings (loss) from Wunderlich of $276 and ($844) for the three and nine months ended September 30, 2018, respectively, included restructuring charges in the amount of $317 and $1,083, respectively, related primarily to severance costs and lease loss accruals for the planned consolidation of office space related to operations in the Capital Markets segment.

The revenue and loss of Wunderlich included in our condensed consolidated financial statements for the period from July 3, 2017 (the date of acquisition) through September 30, 2017 were $20,412 and $1,928, respectively. The loss from Wunderlich of $1,928 included a restructuring charge in the amount of $1,387 related primarily to severance costs and lease loss accruals for the planned consolidation of office space related to operations in the Capital Markets segment.

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

	Pro Forma (Unaudited)
	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Revenues	$92,461	$320,546
Net (loss) income attributable to B. Riley Financial, Inc.	$(42)	$11,785

Basic (loss) earnings per share	$(0.00)	$0.46
Diluted (loss) earnings per share	$(0.00)	$0.43

Weighted average basic shares outstanding	26,094,000	25,888,446
Weighted average diluted shares outstanding	26,094,000	27,137,419

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

The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of September 30, 2018 and December 31, 2017:

				Amounts not
				offset in the
				consolidated balance
		Gross amounts	Net amounts	sheets but eligible
		offset in the	included in the	for offsetting
	Gross amounts	consolidated	consolidated	upon counterparty
	recognized	balance sheets (1)	balance sheets	default(2)	Net amounts
As of September 30, 2018
Securities borrowed	$1,042,295	$—	$1,042,295	$1,042,295	$—
Securities loaned	$1,035,408	$—	$1,035,408	$1,035,408	$—
As of December 31, 2017
Securities borrowed	$807,089	$—	$807,089	$807,089	$—
Securities loaned	$803,371	$—	$803,371	$803,371	$—

(1)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)	Includes the amount of cash collateral held/posted.

NOTE 5— ACCOUNTS RECEIVABLE

The components of accounts receivable, net, include the following:

	September 30,	December 31,
	2018	2017
Accounts receivable	$22,597	$15,593
Investment banking fees, commissions and other receivables	16,219	4,199
Unbilled receivables	966	1,023
Total accounts receivable	39,782	20,815
Allowance for doubtful accounts	(824)	(800)
Accounts receivable, net	$38,958	$20,015

Additions and changes to the allowance for doubtful accounts consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Balance, beginning of period	$796	$599	$800	$255
Add: Additions to reserve	192	123	840	827
Less: Write-offs	(164)	(94)	(816)	(262)
Less: Recoveries	—	—	—	(192)
Balance, end of period	$824	$628	$824	$628

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

NOTE 6— GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $120,129 and $98,771 at September 30, 2018 and December 31, 2017, respectively. The increase in goodwill of $21,358 is due to $2,562 from the finalization of the purchase price accounting for Wunderlich and $18,796 from the acquisition of a business consulting firm in the third quarter of 2018. At September 30, 2018, goodwill is comprised of $98,714 in the Capital Markets segment, $1,975 in the Auction and Liquidation segment, $3,713 in the Valuation and Appraisal segment and $15,727 in the Principal Investments - United Online segment. At December 31, 2017, goodwill is comprised of $77,356 in the Capital Markets segment, $1,975 in the Auction and Liquidation segment, $3,713 in the Valuation and Appraisal segment and $15,727 in the Principal Investments - United Online segment.

Intangible assets consisted of the following:

		As of September 30, 2018			As of December 31, 2017
		Gross			Gross
		Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Useful Life	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Customer relationships	4 to 16 Years	$58,330	$14,440	$43,890	$58,330	$9,100	$49,230
Domain names	7 Years	237	75	162	287	61	226
Advertising relationships	8 Years	100	28	72	100	19	81
Internally developed software and other intangibles	0.5 to 4 Years	3,373	2,035	1,338	3,373	1,445	1,928
Trademarks	7 to 8 Years	4,190	881	3,309	4,190	447	3,743
Total		66,230	17,459	48,771	66,280	11,072	55,208

Non-amortizable assets:
Tradenames		2,240	—	2,240	1,740	—	1,740
Total intangible assets		$68,470	$17,459	$51,011	$68,020	$11,072	$56,948

Amortization expense was $2,093 and $2,172 for the three months ended September 30, 2018 and 2017, respectively, and $6,399 and $5,248 for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, estimated future amortization expense is $2,093, $8,369, $7,987, $7,605 and $7,585 for the years ended December 31, 2018 (remaining three months), 2019, 2020, 2021 and 2022, respectively. The estimated future amortization expense after December 31, 2022 is $15,132.

NOTE 7— CREDIT FACILITIES

Credit facilities consist of the following arrangements:

(a)	$200,000 Asset Based Credit Facility

On April 21, 2017, the Company amended its credit agreement (as amended, the “Credit Agreement”) governing its asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) to increase the maximum borrowing limit from $100,000 to $200,000. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. On April 19, 2018, the Company entered into an amended and restated consent to the Credit Agreement, pursuant to which Wells Fargo Bank increased the maximum borrowing limit solely for the purposes of the Bon-Ton Transaction from $200,000 to $300,000, and reverts back to $200,000 upon repayment of the amounts borrowed in connection with the Bon-Ton Transaction. The amounts borrowed in connection with the Bon-Ton Transaction were fully repaid as of September 30, 2018 and the maximum borrowing limit under the Credit Agreement reverted back to $200,000. The Credit Agreement continues to allow for borrowings under the separate credit agreement (a “UK Credit Agreement”) which was dated March 19, 2015 with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom. Such facility allows the Company to borrow up to 50 million British Pounds. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $200,000 credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The Company paid Wells Fargo Bank a closing fee in the amount of $500 in connection with the April 2017 amendment to the Credit Agreement. The interest rate for each revolving credit advance under the Credit Agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. Interest expense totaled $809 and $168 for the three months ended September 30, 2018 and 2017, respectively, and for the nine months ended September 30, 2018 and 2017, $4,138 and $863, respectively. At December 31, 2017, there was $18,505 of letters of credit outstanding under the credit facility.

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

UOL paid a commitment fee equal to 1.00% of the aggregate commitments upon the closing of the UOL Credit Agreement. The UOL Credit Agreement also provides for an unused line fee payable quarterly, in arrears, in an amount equal to: (a) 0.50% per annum times the amount of the unused revolving commitment that is less than or equal to the amount of the cash maintained in accounts with the agent (as depositary bank); plus (b) 1.00% per annum times the amount of the unused revolving commitment that is greater than the amount of the cash maintained in accounts with the agent (as depositary bank). Any amounts outstanding under the UOL Credit Facility are due at maturity. Interest expense for the three and nine months ended September 30, 2018, totaled $62 (including amortization of deferred loan fees of $34) and $228 (including amortization of deferred loan fees of $102) respectively. At September 30, 2018 and December 31, 2017, there was no outstanding balances under the UOL Credit Agreement.

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

The UOL Credit Agreement contains certain negative covenants, including those limiting UOL’s and its subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the UOL Credit Agreement requires UOL and its subsidiaries to maintain certain financial ratios. We are in compliance with all covenants in the UOL Credit Agreement at September 30, 2018.

NOTE 8—NOTES PAYABLE

Senior Notes Payable

Senior notes payable, net, is comprised of the following as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
7.50% Senior notes due October 31, 2021	$46,407	$35,231
7.50% Senior notes due May 31, 2027	107,429	92,490
7.25% Senior notes due December 31, 2027	100,441	80,500
7.375% Senior notes due May 31, 2023	109,183	—
6.875% Senior notes due September 30, 2023	100,050	—
	463,510	208,221
Less: Unamortized debt issuance costs	(7,727)	(4,600)
	$455,783	$203,621
(a)	$46,407 Senior Notes Payable due October 31, 2021

At September 30, 2018, the Company had $46,407 of Senior Notes Payable (“2021 Notes”) due in 2021, interest payable quarterly at 7.50%. On November 2, 2016, the Company issued $28,750 of the 2021 Notes and during the second half of 2017, the Company issued an additional $6,481 of the 2021 Notes pursuant to the At the Market Issuance Sales Agreement (the “Sales Agreement”) as further discussed below. During the nine months ended September 30, 2018, the Company issued an additional $11,176 of the 2021 Notes. The 2021 Notes are unsecured and due and payable in full on October 31, 2021. In connection with the issuance of the 2021 Notes, the Company received net proceeds of $45,502 (after underwriting commissions, fees and other issuance costs of $905). The outstanding balance of the 2021 Notes was $45,885 (net of unamortized debt issue costs and premiums of $522) and $34,483 (net of unamortized debt issue costs and premiums of $748) at September 30, 2018 and December 31, 2017, respectively. Interest expense on the 2021 Notes totaled $898 and $643 for the three months ended September 30, 2018 and 2017, respectively, and $2,380 and $1,829 for the nine months ended September 30, 2018 and 2017, respectively.

(b)	$107,429 Senior Notes Payable due May 31, 2027

At September 30, 2018, the Company had $107,429 of Senior Notes Payable (“2027 Notes”) due in 2027, interest payable quarterly at 7.50%. On May 31, 2017, the Company issued $60,375 of the 7.5% 2027 Notes and during the second half of 2017, the Company issued an additional $32,115 of the 7.50% 2027 Notes pursuant to the Sales Agreement. During the nine months ended September 30, 2018, the Company issued an additional $14,939 of the 7.50% 2027 Notes. The 2027 Notes are unsecured and due and payable in full on May 31, 2027. In connection with the issuance of the 7.50% 2027 Notes, the Company received net proceeds of $105,621 (after underwriting commissions, fees and other issuance costs of $1,808). The outstanding balance of the 7.50% 2027 Notes at September 30, 2018 and December 31, 2017 was $105,860 (net of unamortized debt issue costs and premium of $1,569) and $90,904 (net of unamortized debt issuance costs and premium of $1,586), respectively. Interest expense on the 2027 Notes totaled $2,034 and $1,407 for the three months ended September 30, 2018 and 2017, respectively, and $5,672 and $1,810 for the nine months ended September 30, 2018 and 2017, respectively.

(c)	$100,441 Senior Notes Payable due December 31, 2027

At September 30, 2018, the Company had $100,441 of Senior Notes Payable (“7.25% 2027 Notes”) due in December 2027, interest payable quarterly at 7.25%. In December 2017, the Company issued $80,500 of the 7.25% 2027 Notes and during the nine months ended September 30, 2018, the Company issued an additional $19,941 of the 7.25% 2027 Notes pursuant to the Sales Agreement. The 7.25% 2027 Notes are unsecured and due and payable in full on December 31, 2027. In connection with the issuance of the 7.25% 2027 Notes, the Company received net proceeds of $97,825 (after underwriting commissions, fees and other issuance costs of $2,616). The outstanding balance of the 7.25% 2027 Notes was $98,023 (net of unamortized debt issue costs and premium of $2,418) and $78,234 (net of unamortized debt issue costs of $2,266) at September 30, 2018 and December 31, 2017, respectively. Interest expense on the 7.25% 2027 Notes totaled $1,871 and $5,155 for the three and nine months ended September 30, 2018, respectively.

(d)	$109,183 Senior Notes Payable due May 31, 2023

At September 30, 2018, the Company had $109,183 of Senior Notes Payable (“May 2023 Notes”) due in May 2023, interest payable quarterly at 7.375%. In May 2018, the Company issued $100,050 of the May 2023 Notes and during the second and third quarter of 2018, the Company issued an additional $9,133 of the May 2023 Notes pursuant to the Sales Agreement. The May 2023 Notes are unsecured and due and payable in full on May 31, 2023. In connection with the issuance of the May 2023 Notes, the Company received net proceeds of $107,248 (after underwriting commissions, fees and other issuance costs of $1,935). The outstanding balance of the May 2023 Notes was $107,396 (net of unamortized debt issue costs and premium of $1,787) at September 30, 2018. Interest expense on the May 2023 Notes totaled $2,047 and $3,023 for the three and nine months ended September 30, 2018, respectively.

(e)	$100,050 Senior Notes Payable due September 30, 2023

At September 30, 2018, the Company had $100,050 of Senior Notes Payable (“September 2023 Notes”) due in September 2023, interest payable quarterly at 6.875%. The September 2023 notes were issued in September 2018. The September 2023 Notes are unsecured and due and payable in full on September 30, 2023. In connection with the issuance of the September 2023 Notes, the Company received net proceeds of $98,603 (after underwriting commissions, fees and other issuance costs of $1,447). The outstanding balance of the September 2023 Notes was $98,619 (net of unamortized debt issue costs of $1,431) at September 30, 2018. Interest expense on the September 2023 Notes totaled $398 for the three and nine months ended September 30, 2018.

(f)       At Market Issuance Sales Agreement to Issue Up to Aggregate of $50,000 of 2021 Notes, 7.50% 2027 Notes, 7.25% 2027 Notes or May 2023 Notes

On June 5, 2018, the Company filed a prospectus supplement pursuant to which the Company may sell from time to time, at the Company’s option up to an aggregate of $50,000, including notes offered pursuant to the prior prospectus supplement, of the 2021 Notes, the 7.50% 2027 Notes, the 7.25% 2027 Notes and the May 2023 Notes. On December 19, 2017, the Company previously entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc., pursuant to which the Company may offer to sell, from time to time, the 2021 Notes, the 7.50% 2027 Notes and the 7.25% 2027 Notes. As of June 5, 2018, the Company sold Notes having an aggregate offering price of $6,343 under the prior prospectus supplement dated April 25, 2018, leaving up to $43,657 available for offer and sale pursuant to the June 5, 2018 prospectus. The Notes sold pursuant to the Sales Agreement on or following June 5, 2018 will be issued pursuant to a prospectus dated April 6, 2018, as supplemented by a prospectus supplement dated June 5, 2018, in each case filed with the SEC pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-223789), which was declared effective by the SEC on April 6, 2018. As of September 30, 2018, the Company sold Notes pursuant to the June 5, 2018 prospectus having an aggregate offering price of $36,903 (inclusive of the $6,300 sold under the April 25, 2018 prospectus supplement), leaving up to $13,097 available for offer and sale pursuant to the June 5, 2018 prospectus. The Notes will be issued pursuant to the Indenture, dated as of November 2, 2016, as supplemented by a First Supplemental Indenture, dated as of November 2, 2016, the Second Supplemental Indenture, dated as of May 31, 2017, and the Third Supplemental Indenture, dated as of December 13, 2017 and the Fourth Supplemental Indenture, dated as of May 17, 2018, each between the Company and U.S. Bank, National Association, as trustee. Future sales of the 2021 Notes, 7.50% 2027 Notes, 7.25% 2027 Notes and May 2023 Notes pursuant to the Sales Agreement will depend on a variety of factors including, but not limited to, market conditions, the trading price of the notes and the Company’s capital needs. At September 30, 2018, the Company had an additional $12,997 of 2021 Notes, 7.50% 2027 Notes, 7.25% 2027 Notes or May 2023 Notes that may be sold pursuant to the Sales Agreement. There can be no assurance that the Company will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that the Company may deem appropriate.

Notes Payable

Notes payable include notes payable to a clearing organization for one of the Company’s broker dealers. The notes payable accrue interest at rates set at each anniversary date, ranging from prime rate plus 0.25% to 2.0% (5.25% to 6.50% at September 30, 2018). Interest is payable annually. The principal payments on the notes payable are due annually in the amount of $357 on January 31, $214 on September 30, and $121 on October 31. The notes payable mature at various dates from September 30, 2018 through January 31, 2022. At September 30, 2018 and December 31, 2017, the outstanding balance for the notes payable was $1,671 and $2,243, respectively. Interest expense was $29 and $86 for the three and nine months ended September 30, 2018. Interest expense was $34 during the period from July 3, 2017 (date of acquisition) to September 30, 2017.

On April 19, 2018, the Company borrowed $51,020 from GACP II, L.P., a direct lending fund managed by Great American Capital Partners, LLC, a wholly owned subsidiary of the Company. In accordance with the note payable, the Company was advanced $50,000 and the note payable included an origination fee of $1,020 that increased the face value of the note payable to $51,020. Interest accrued at the three-month LIBOR rate plus 9%. The note payable was due in September 2018 and was fully repaid in August 2018. The note was collateralized by the proceeds generated from the joint venture liquidation of inventory and real estate related to a retail liquidation agreement. Interest expense was $1,103 (including amortization of deferred loan fees of $620) and $2,721 (including amortization of deferred loan fees of $1,110) for three and nine months ended September 30, 2018, respectively.

NOTE 9— REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from contracts with customers by reportable segment for the three months ended September 30, 2018 is as follows:

	Three Months Ended September 30, 2018
	Reportable Segment
				Principal
		Auction and	Valuation and	Investments -
	Capital Markets	Liquidation	Appraisal	United Online	Total
Revenues from contracts with customers:
Corporate finance, consulting and investment banking fees	$35,902	$—	$—	$—	$35,902
Wealth and asset management fees	19,171	—	—	—	19,171
Commissions, fees and reimbursed expenses	10,533	2,399	9,404	—	22,336
Subscription services	—	—	—	9,151	9,151
Service contract revenues	—	108	—	—	108
Advertising and other	—	—	—	2,276	2,276
Total revenues from contracts with customers	65,606	2,507	9,404	11,427	88,944

Other sources of revenue:
Interest income - Securities lending	8,954	—	—	—	8,954
Trading loss on investments	(3,462)	—	—	—	(3,462)
Other	5,245	—	—	—	5,245
Total revenues	$76,343	$2,507	$9,404	$11,427	$99,681

Revenue from contracts with customers by reportable segment for the nine months ended September 30, 2018 is as follows:

	Nine Months Ended September 30, 2018
	Reportable Segment
				Principal
		Auction and	Valuation and	Investments -
	Capital Markets	Liquidation	Appraisal	United Online	Total
Revenues from contracts with customers:
Corporate finance, consulting and investment banking fees	$84,927	$—	$—	$—	$84,927
Wealth and asset management fees	56,928	—	—	—	56,928
Commissions, fees and reimbursed expenses	31,546	33,212	27,383	—	92,141
Subscription services	—	—	—	27,335	27,335
Service contract revenues	—	11,648	—	—	11,648
Advertising and other	—	—	—	6,925	6,925
Total revenues from contracts with customers	173,401	44,860	27,383	34,260	279,904

Other sources of revenue:
Interest income - Securities lending	22,836	—	—	—	22,836
Trading gain on investments	1,449	—	—	—	1,449
Other	16,771	—	—	—	16,771
Total revenues	$214,457	$44,860	$27,383	$34,260	$320,960

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

The following provides detailed information on the recognition of our revenues from contracts with customers:

Corporate finance and investment banking fees. Fees earned from corporate finance and investment banking services are derived from debt, equity and convertible securities offerings in which the Company acted as an underwriter or placement agent. Fees from underwriting activities are recognized as revenues when the performance obligation for the services related to the underwriting transaction is satisfied under the terms of the engagement and is not subject to any other contingencies. Fees are also earned from financial advisory and consulting services rendered in connection with client mergers, acquisitions, restructurings, recapitalizations and other strategic transactions. The performance obligation for financial advisory services is satisfied over time as work progresses on the engagement and services are delivered to the client. The performance obligation for financial advisory services may also include success and performance based fees which are recognized as revenue when the performance obligation is no longer constrained and it is not probable that the revenue recognized would be subject to significant reversal in a future period. Generally, it is probable that the revenue recognized is no longer subject to significant reversal upon the closing of the investment banking transaction.

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

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at September 30, 2018. Corporate finance and investment banking fees and retail liquidation engagement fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at September 30, 2018.

Contract Balances

The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied. Receivables related to revenues from contracts with customers totaled $38,958 and $20,015 at September 30, 2018 and December 31, 2017, respectively. We had no significant impairments related to these receivables during the three and nine months ended September 30, 2018. Our deferred revenue primarily relates to retainer and milestone fees received from corporate finance and investment banking advisory engagements, asset management agreements, valuation and appraisal engagements and subscription services where the performance obligation has not yet been satisfied. Deferred revenue at September 30, 2018 and December 31, 2017 was $3,205 and $3,141, respectively. During the three and nine months ended September 30, 2018, we recognized revenue of $5,423 and $9,889, respectively, that was recorded as deferred revenue at the beginning of the period.

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

At September 30, 2018, capitalized costs to fulfill a contract were $2,387, which is recorded in prepaid expenses and other assets in the condensed consolidated balance sheet. For the three and nine months ended September 30, 2018, we recognized expenses and related capitalized costs to fulfill a contract of $0 and $602, respectively. There were no significant impairment charges recognized in relation to these capitalized costs during the three and nine months ended September 30, 2018.

NOTE 10— INCOME TAXES

The Tax Reform Act was enacted on December 22, 2017. The Tax Reform Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, provides an exemption from U.S. federal tax for dividends received from foreign subsidiaries, and creates new taxes on certain foreign sourced earnings. As of the completion of these financial statements and related disclosures, we have not completed our accounting for the tax effects of the Tax Reform Act; however, we have made a reasonable estimate of such effects and recorded a provisional tax expense of $13,052, which is included as a component of income tax expense in the fourth quarter of 2017 and is comprised of (a) $12,954 related to the remeasurement of deferred tax assets and liabilities in the United States and (b) $98 related to the transition tax on foreign earnings. This provisional tax expense incorporates assumptions made based upon the Company’s current interpretation of the Tax Reform Act, and may change as we receive additional clarification and implementation guidance and as the interpretation of the Tax Reform Act evolves. In accordance with SEC Staff Accounting Bulletin No. 118, the Company will finalize the accounting for the effects of the Tax Reform Act no later than the fourth quarter of 2018. Future adjustments made to the provisional effects will be reported as a component of income tax expense in the reporting period in which any such adjustments are determined.

The Company’s effective income tax rate was a provision of 24.9% and a benefit of 80.5% for the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2017, the Company elected to treat the acquisition of UOL as a taxable business combination for income tax purposes in accordance with Internal Revenue Code Section 338(g) (“IRS Code Section 338(g)”). This resulted in the Company foregoing the income tax attributes of UOL that existed at the acquisition date which included net operating loss carryforwards, capital loss carryforwards and foreign tax credits. The income tax election in accordance with IRS Code Section 338(g) provides the Company with a tax step-up in the basis of the intangible assets and goodwill acquired for tax purposes. In accordance with ASC 740, the impact of the election in accordance with IRS Code Section 338(g) on deferred income taxes resulted in the recording of a tax benefit in the amount of $8,389 during the nine months ended September 30, 2017.

As of September 30, 2018, the Company had federal net operating loss carryforwards of approximately $63,445 and state net operating loss carryforwards of $76,978. The Company’s federal net operating loss carryforwards will expire in the tax years commencing in December 31, 2029 through December 31, 2034. The state net operating loss carryforwards will expire in the tax years commencing in December 31, 2029.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss, capital loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company’s net operating losses are subject to annual limitations in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of September 30, 2018, the Company believes that the existing net operating loss carryforwards will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided a valuation allowance. The Company believes that it is more likely than not that the Company will not be able to utilize the benefits related to certain state net operating loss and capital loss carryforwards and has provided a full valuation allowance in the amount of $4,694 against these deferred tax assets.

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

NOTE 11— EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Basic common shares outstanding exclude 387,365 common shares in 2018 and 453,365 common shares in 2017 that are held in escrow and subject to forfeiture. The common shares held in escrow includes 387,365 common shares that are subject to forfeiture to indemnify the Company for certain representations and warranties in connection with the acquisition of Wunderlich, and in 2017 excluded 66,000 common shares held in escrow issued to the former members of Great American Group, LLC that were subject to forfeiture upon the final settlement of claims for goods held for sale in connection with the transaction with Alternative Asset Management Acquisition Corp. in 2009. In August 2018, the shares held in escrow issued to the former members of Great American Group, LLC were released and 21,233 of the 66,000 shares held in escrow were cancelled to satisfy the resolution of escrow claims. The shares that remain in escrow are subject to forfeiture upon the final settlement of claims as more fully described in the related escrow instructions. Dilutive common shares outstanding includes contingently issuable shares that are currently in escrow and subject to release if the conditions for the final settlement of claims in accordance with the escrow instructions were satisfied at the end of the respective periods.

Basic and diluted earnings per share was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income attributable to B. Riley Financial, Inc.	$2,814	$368	$24,314	$17,669

Weighted average shares outstanding:
Basic	25,968,997	26,059,490	25,856,339	22,180,808
Effect of dilutive potential common shares:
Restricted stock units and warrants	705,557	1,193,007	740,087	816,841
Contingently issuable shares	179,707	387,365	179,707	387,365
Diluted	26,854,261	27,639,862	26,776,133	23,385,014

Basic income per share	$0.11	$0.01	$0.94	$0.80
Diluted income per share	$0.10	$0.01	$0.91	$0.76

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

In February 2017, certain former employees filed an arbitration claim with FINRA against WSI alleging misrepresentations in the recruitment of claimants to join WSI. Claimants also allege that WSI failed to support their mortgage trading business resulting in the loss of opportunities during their employment with WSI. Claimants are seeking $10,000 in damages. WSI has counterclaimed alleging that claimants misrepresented their process for doing business, particularly their capital needs, resulting in substantial losses to WSI. WSI believes the claims are meritless and intends to vigorously defend the action.

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

In September 2017, Frontier State Bank (“Frontier”) filed a lawsuit against Wunderlich Loan Capital Corp., a subsidiary of WIC (“WLCC”), seeking rescission of the purchase a residential mortgage in the amount of $1,300. Vanguard Funding, LLC (“Vanguard”) sold the mortgage to WLCC who then assigned its rights to Frontier. Shortly after closing, Frontier was advised that the mortgage had been previously pledged to another lender. In the lawsuit against WLCC, it is alleged that WLCC did not deliver the mortgage to Frontier with clear title. In September 2018, the matter was settled and general releases were exchanged.

NOTE 13— SHARE-BASED PAYMENTS

(a) Amended and Restated 2009 Stock Incentive Plan

During the nine months ended September 30, 2018, the Company granted restricted stock units representing 424,235 shares of common stock with a total fair value of $8,855 to certain employees and directors of the Company under the Company’s Amended and Restated 2009 Stock Incentive Plan (the “Plan”). During the year ended December 31, 2017, the Company granted restricted stock units representing 486,049 shares of common stock with a total fair value of $7,732 to certain employees and directors of the Company under the Plan. Share-based compensation expense for such restricted stock units was $1,714 and $1,410 for the three months ended September 30, 2018 and 2017, respectively, and $4,085 and $3,624 for nine months ended September 30, 2018 and 2017, respectively.

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

As of September 30, 2018, the expected remaining unrecognized share-based compensation expense of $12,661 will be expensed over a weighted average period of 2.2 years.

A summary of equity incentive award activity under the Plan for the nine months ended September 30, 2018 was as follows:

		Weighted
		Average
	Shares	Fair Value
Nonvested at January 1, 2018	792,264	$13.30
Granted	424,235	20.87
Vested	(304,599)	13.17
Forfeited	(9,057)	12.49
Nonvested at September 30, 2018	902,843	$16.91

The per-share weighted average grant-date fair value of restricted stock units was $20.87 during the nine months ended September 30, 2018. There were 304,599 restricted stock units with a fair value of $4,012 that vested during the nine months ended September 30, 2018 under the Plan.

(b) Amended and Restated FBR & Co. 2006 Long-Term Stock Incentive Plan

In connection with the acquisition of FBR on June 1, 2017, the equity awards previously granted or available for issuance under the FBR & Co. 2006 Long-Term Stock Incentive Plan (the “FBR Stock Plan”) may be issued under the Plan. During the nine months ended September 30, 2018, the Company granted restricted stock units representing 186,662 shares of common stock with a total grant date fair value of $3,869 under the FBR Stock Plan. During the year ended December 31, 2017, the Company granted restricted stock units representing 871,317 shares of common stock with a total fair value of $14,577 to certain employees under the FBR Stock Plan. Share-based compensation expense was $1,321 and $4,509 for the three and nine months ended September 30, 2018, respectively. Share-based compensation was $1,383 and $1,687 for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, the expected remaining unrecognized share-based compensation expense of $9,468 will be expensed over a weighted average period of 2.3 years.

A summary of equity incentive award activity under the Plan for the nine months ended September 30, 2018 was as follows:

		Weighted
		Average
	Shares	Fair Value
Nonvested at January 1, 2018	1,066,133	$16.15
Granted	186,662	20.73
Vested	(347,265)	15.33
Forfeited	(84,238)	15.85
Nonvested at September 30, 2018	821,292	$17.57

The per-share weighted average grant-date fair value of restricted stock units was $20.73 during the nine months ended September 30, 2018. There were 347,265 restricted stock units with a fair value of $5,324 that vested during the nine months ended September 30, 2018 under the FBR Stock Plan.

NOTE 14— NET CAPITAL REQUIREMENTS

B. Riley & Co., LLC (“BRC”), B. Riley FBR, MLV and B. Riley Wealth Management (“BRWM”), the Company’s broker-dealer subsidiaries, are registered with the SEC as broker-dealers and are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company’s broker-dealer subsidiaries are subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the subsidiaries to maintain minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of September 30, 2018, BRC had net capital of $350, which was $100 in excess of its required net capital of $250 (net capital ratio of 3.50 to 1); B. Riley FBR had net capital of $76,053, which was $74,059 in excess of its required net capital of $1,994 (net capital ratio of 1.03 to 1); MLV had net capital of $657, which was $557 in excess of its required net capital of $100 (net capital ratio of 1.18 to 1), and BRWM had net capital of $4,128, which was $3,514 in excess of its required net capital of $614 (net capital ratio of 1.17 to 1).

NOTE 15— RELATED PARTY TRANSACTIONS

At September 30, 2018, amounts due from related parties include $6,807 from GACP I, L.P. (“GACP I”) and $1,943 from GACP II, L.P. (“GACP II”) for management fees, incentive fees and other operating expenses and $1,171 due from CA Global Partners (“CA Global”) for operating expenses related to wholesale and industrial liquidation engagements managed by CA Global on behalf of GA Global Ptrs. At December 31, 2017, amounts due from related parties include $5,585 from GACP I, $52 from GACP II, and $52 from CA Global for management fees, incentive fees and other operating expenses.

On April 19, 2018, the Company borrowed $51,020 from GACP II, L.P., a direct lending fund managed by Great American Capital Partners, LLC, a wholly owned subsidiary of the Company. The note was fully repaid as of September 30, 2018. Interest expense was $1,103 (including amortization of deferred loan fees of $620) and $2,721 (including amortization of deferred loan fees $1,110) for three and nine months ended September 30, 2018, respectively. See Note 8 for additional information.

NOTE 16— BUSINESS SEGMENTS

The Company’s operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally. The Company has several operating subsidiaries through which it delivers specific services. The Company provides investment banking, corporate finance, securities lending, restructuring, consulting, research, sales and trading and wealth management services to corporate, institutional and high net worth clients. The Company also provides auction and liquidation services to help clients dispose of assets that include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property and valuation and appraisal services to clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs. As a result of the acquisition of UOL on July 1, 2016, the Company provides consumer services and products over the Internet.

The Company’s business is classified into the Capital Markets segment, Auction and Liquidation segment, Valuation and Appraisal segment and Principal Investments - United Online segment. These reportable segments are all distinct businesses, each with a different marketing strategy and management structure.

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Capital Markets reportable segment:
Revenues - Services and fees	$67,389	$56,782	$191,621	$96,181
Interest income - Securities lending	8,954	6,897	22,836	9,115
Total revenues	76,343	63,679	214,457	105,296
Selling, general, and administrative expenses	(57,207)	(53,955)	(168,559)	(87,753)
Restructuring charge	(428)	(3,322)	(2,457)	(7,245)
Interest expense - Securities lending	(6,425)	(4,950)	(16,317)	(6,515)
Depreciation and amortization	(1,309)	(1,636)	(4,428)	(2,167)
Segment income (loss)	10,974	(184)	22,696	1,616
Auction and Liquidation reportable segment:
Revenues - Services and fees	2,459	7,376	44,812	43,179
Revenues - Sale of goods	48	1	48	1
Total revenues	2,507	7,377	44,860	43,180
Direct cost of services	(838)	(3,385)	(12,263)	(25,482)
Cost of goods sold	(24)	(2)	(41)	(2)
Selling, general, and administrative expenses	(1,289)	(1,963)	(7,787)	(6,562)
Depreciation and amortization	(7)	(5)	(23)	(15)
Segment income	349	2,022	24,746	11,119
Valuation and Appraisal reportable segment:
Revenues - Services and fees	9,404	9,043	27,383	24,799
Direct cost of services	(4,067)	(3,778)	(12,388)	(11,031)
Selling, general, and administrative expenses	(2,379)	(2,253)	(7,138)	(6,395)
Depreciation and amortization	(56)	(43)	(159)	(130)
Segment income	2,902	2,969	7,698	7,243
Principal Investments - United Online segment:
Revenues - Services and fees	11,403	12,249	34,170	38,504
Revenues - Sale of goods	24	78	90	220
Total revenues	11,427	12,327	34,260	38,724
Direct cost of services	(3,251)	(2,975)	(9,082)	(9,711)
Cost of goods sold	(28)	(122)	(101)	(311)
Selling, general, and administrative expenses	(2,348)	(2,433)	(6,321)	(8,536)
Depreciation and amortization	(1,682)	(1,703)	(5,040)	(5,313)
Restructuring charge	—	(150)	—	(633)
Segment income	4,118	4,944	13,716	14,220
Consolidated operating income from reportable segments	18,343	9,751	68,856	34,198

Corporate and other expenses (including restructuring recovery of $210 during the nine months ended September 30, 2018; and restructuring charge of $1,424 and $3,606 during the three and nine months ended September 30, 2017, respectively.	(5,505)	(8,395)	(16,938)	(19,571)
Interest income	442	76	736	358
Income (loss) on equity investments	828	(157)	5,049	(157)
Interest expense	(9,340)	(2,510)	(23,926)	(5,195)
Income (loss) before income taxes	4,768	(1,235)	33,777	9,633
(Provision for) benefit from income taxes	(2,046)	1,357	(8,412)	7,753
Net income	2,722	122	25,365	17,386
Net (loss) income attributable to noncontrolling interests	(92)	(246)	1,051	(283)
Net income attributable to B. Riley Financial, Inc.	$2,814	$368	$24,314	$17,669

The following table presents revenues by geographical area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Revenues - Services and fees:
North America	$90,649	$85,437	$296,718	$200,809
Australia	—	—	—	940
Europe	6	13	1,268	914
Total Revenues - Services and fees	$90,655	$85,450	$297,986	$202,663

Revenues - Sale of goods
North America	$72	$79	$138	$221

Revenues - Interest income - Securities lending:
North America	$8,954	$6,897	$22,836	$9,115

Total Revenues:
North America	$99,675	$92,413	$319,692	$210,145
Australia	—	—	—	940
Europe	6	13	1,268	914
Total Revenues	$99,681	$92,426	$320,960	$211,999

The following table presents long-lived assets, which consists of property and equipment and other assets, by geographical area:

	September 30,	December 31,
	2018	2017
Long-lived Assets - Property and Equipment, net:
North America	$11,143	$11,977
Australia	—	—
Europe	—	—
Total	$11,143	$11,977

Segment assets are not reported to, or used by, the Company’s Chief Operating Decision Maker to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “seek,” “likely,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

Overview

B. Riley Financial, Inc. (NASDAQ: RILY) and its subsidiaries provide collaborative financial services and solutions through several operating subsidiaries, including:

●	B. Riley FBR, Inc. (“B. Riley FBR”) is a leading, full service investment bank providing financial advisory, corporate finance, research, securities lending and sales & trading services to corporate, institutional and high net worth individual clients. B. Riley FBR was formed in November 2017 through the merger of B. Riley & Co, LLC (“BRC”) and FBR Capital Markets & Co.; the name of the combined broker dealer was subsequently changed to B. Riley FBR, Inc. FBR Capital Markets & Co. was acquired by B. Riley Financial in June 2017.

●	Wunderlich Securities, Inc., acquired by B. Riley Financial in July 2017, provides comprehensive wealth management and brokerage services to individuals and families, corporations and non-profit organizations, including qualified retirement plans, trusts, foundations and endowments. In June 2018, Wunderlich Securities, Inc. changed its name to B. Riley Wealth Management, Inc.

●	B. Riley Capital Management, LLC, a Securities and Exchange Commission (“SEC”) registered investment advisor, which includes:

○	B. Riley Asset Management, an advisor to certain private funds and to institutional and high net worth investors;

○	B. Riley Wealth Management, a multi-family office practice and wealth management firm focused on the needs of ultra-high net worth individuals and families; and

○	Great American Capital Partners, LLC (“GACP”), the general partner of two private funds, GACP I, L.P. and GACP II, L.P., both direct lending funds that provide senior secured loans and second lien secured loan facilities to middle market public and private U.S. companies.

●	GlassRatner Advisory & Capital Group LLC (“GlassRatner”), a specialty financial advisory services firm we acquired on July 31, 2018, provides consulting services to shareholders, creditors and companies, including due diligence, fraud investigations, corporate litigation support, crisis management and bankruptcy services. The addition of GlassRatner, strengthens B. Riley’s diverse platform and compliments the restructuring services provided by B. Riley FBR.

●	Great American Group, LLC, a leading provider of asset disposition and auction solutions to a wide range of retail and industrial clients.

●	Great American Group Advisory and Valuation Services, LLC, a leading provider of appraisal and valuation services for asset based lenders, private equity firms and corporate clients.

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

Capital Markets Segment. Our Capital Markets segment provides a full array of investment banking, corporate finance, consulting, research, securities lending, wealth management, sales and trading services to corporate, institutional and high net worth clients. Our corporate finance and investment banking services include merger and acquisitions as well as restructuring advisory services to public and private companies, initial and secondary public offerings, and institutional private placements. In addition, we trade equity securities as a principal for our account, including investments in funds managed by our subsidiaries. Our Capital Markets segment also includes our asset management businesses that manage various private and public funds for institutional and individual investors.

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

Recent Developments

On September 6, 2018, we entered into an underwriting agreement (the “Underwriting Agreement”) with B. Riley FBR, as representative of several underwriters named in the Underwriting Agreement, pursuant to which we agreed to sell to the underwriters up to an aggregate principal amount of $87,000,000 of the September 2023 Notes, plus an additional $13,050,000 aggregate principal amount to cover underwriter overallotments. As of September 30, 2018, the Company sold $100,050,000 of the September 2023 Notes. The September 2023 Notes were issued pursuant to the Indenture, dated as of November 2, 2016, as supplemented by a First Supplemental Indenture, dated as of November 2, 2016, a Second Supplemental Indenture, dated as of May 31, 2017, a Third Supplemental Indenture, dated as of December 13, 2017, a Fourth Supplemental Indenture, dated as of May 17, 2018, and a Fifth Supplemental Indenture, dated as of September 11, 2018 (as supplemented, the “Indenture”), each between the Company and U.S. Bank, National Association, as trustee. The September 2023 Notes sold under the Underwriting Agreement were issued pursuant to a prospectus dated April 6, 2018, as supplemented by a prospectus supplement dated September 7, 2018, each filed with the SEC pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-223789), which was declared effective by the SEC on April 6, 2018.

On June 17, 2018, we entered into various agreements pursuant to which we agreed to provide financial support to Vintage Capital Management, LLC (“Vintage Capital”) in an indirect acquisition of Rent-A-Center, Inc. (“Rent-A-Center”). Specifically, Vintage Capital, through its affiliates Vintage Rodeo Parent, LLC, a Delaware limited liability company (the “Parent”), and Vintage Rodeo Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of the Parent (the “Merger Sub”), entered into an Agreement and Plan of Merger with Rent-A-Center, dated as of June 17, 2018 (the “Merger Agreement”), pursuant to which the Merger Sub will merge with and into Rent-A-Center, whereby Rent-A-Center will be the surviving corporation and become a wholly-owned subsidiary of the Parent.  Vintage Capital agreed to pay $15.00 per share in cash for each common share of Rent-A-Center, which including the assumption of net debt, represents a total transaction value of approximately $1.365 billion. We, along with Vintage Capital, our subsidiary GACP, and affiliates of Guggenheim Corporate Funding, LLC (“Guggenheim”), entered into a Debt Commitment Letter dated June 17, 2018, pursuant to which we agreed to provide an aggregate principal amount of approximately $1.1 billion in debt to finance the transaction. We also entered into an Equity Commitment Letter, dated as of June 17, 2018, with Vintage Rodeo, L.P. (the “Partnership”) and the Parent, pursuant to which we agreed to contribute equity in an amount of up to $429 million (the “Equity Commitment”). Additionally, we entered into a corresponding Subscription Agreement and Side Letter Agreement, each dated as of June 17, 2018, pursuant to which the Equity Commitment will be allocated to cash subscriptions of limited partnership interest for up to (i) $315 million of common limited partnership interests of the Partnership, and (ii) $114 million of 13% PIK preferred limited partnership interests of the Partnership.  Further, we entered into a Limited Guarantee on June 17, 2018, in favor of Rent-A-Center, pursuant to which we, together with Vintage RTO, L.P., agreed to guarantee, jointly and severally, the due and punctual payment, performance and discharge when required by the Parent or the Merger Sub to Rent-A-Center of all of the liabilities and obligations of the Parent or Merger Sub under the Merger Agreement. We are also parties to a Mutual Indemnity/Contribution Agreement, dated as of June 17, 2018, pursuant to which (i) we agreed to indemnify and hold harmless Vintage RTO, L.P. and Samjor Family, LP (collectively, the “Vintage Guarantors”) from damages and liabilities arising out of obligations under the Limited Guarantee caused by a default in funding by us or our affiliates, and (ii) the Vintage Guarantors agreed, jointly and severally, to indemnify and hold harmless us and our affiliates from damages and liabilities arising out of all other obligations under the Limited Guarantee.

On June 5, 2018, the Company filed a prospectus supplement pursuant to which the Company may sell from time to time, at the Company’s option up to an aggregate of $50.0 million, including notes offered pursuant to the prior prospectus supplement, of the 2021 Notes, the 7.50% 2027 Notes, the 7.25% 2027 Notes and the May 2023 Notes. On December 19, 2017, the Company previously entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc., pursuant to which the Company may offer to sell, from time to time, the 2021 Notes, the 7.50% 2027 Notes and the 7.25% 2027 Notes. As of June 5, 2018, the Company sold Notes having an aggregate offering price of $6.3 million under the prior prospectus supplement dated April 25, 2018, leaving up to $43.7 million available for offer and sale pursuant to the June 5, 2018 prospectus. The Notes sold pursuant to the Sales Agreement on or following June 5, 2018 will be issued pursuant to a prospectus dated April 6, 2018, as supplemented by a prospectus supplement dated June 5, 2018, in each case filed with the SEC pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-223789), which was declared effective by the SEC on April 6, 2018. As of September 30, 2018, the Company sold Notes pursuant to the June 5, 2018 prospectus having an aggregate offering price of $36.9 million (inclusive of the 6.3 million sold under the April 25, 2018 prospectus supplement), leaving up to $13.1 million available for offer and sale pursuant to the June 5, 2018 prospectus. The Notes will be issued pursuant to the Indenture. Future sales of the 2021 Notes, 7.50% 2027 Notes, 7.25% 2027 Notes and the May 2023 Notes pursuant to the Sales Agreement will depend on a variety of factors including, but not limited to, market conditions, the trading price of the notes and the Company’s capital needs.

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

Pursuant to the Agency Agreement, the Joint Venture agreed to pay (a) a cash purchase price of approximately $560.0 million (the “Cash Purchase Price”), which includes all amounts due and owing by the Debtors to the lenders under that certain debtor in possession financing facility, the cash amounts used to collateralize certain letters of credit and an amount to fund the payment of certain fees and expenses incurred by the Debtors’ professionals, (b) a credit bid of $125.0 million, and (c) $93.8 million to pay for certain administrative expenses of the Debtors as reflected in an agreed upon wind down budget. In exchange for such payments and the payment of certain expenses, the Joint Venture received the right to receive all proceeds (cash or otherwise) of any of the Debtors’ Assets except as otherwise set forth in the Agency Agreement (the “Proceeds”). The sale of inventory and certain of the assets of Bon-Ton through a going-out-of-business sale was completed on August 31, 2018. The Joint Venture continues to wind down the business activities of Bon-Ton and sale of certain real property, among other items, in accordance with the Agency Agreement.

To fund GA’s portion of the Cash Purchase Price, GA borrowed (i) $300.0 million from Wells Fargo Bank, N.A. (“Wells Fargo Bank”) pursuant to an amended and restated consent dated April 19, 2018 to that certain credit agreement among GA, its affiliates and Wells Fargo Bank, as amended (the “Credit Agreement”), and (ii) approximately $51.0 million from GACP II, L.P., a direct lending fund managed by GACP, an affiliate of GA and a wholly owned subsidiary of the Company. Each of these loans is to be repaid from the Proceeds after the payment of certain expenses incurred by the Joint Venture in connection with the sale. In connection with the borrowing from Wells Fargo Bank, the maximum borrowing limit under the Credit Agreement was increased solely for purposes of the Bon-Ton Transactions from $200.0 million to $300.0 million and reverted back to $200.0 million upon repayment of the amounts borrowed in connection with the Bon-Ton Transactions. The amounts borrowed in connection with the Bon-Ton Transaction were fully repaid as of September 30, 2018.

On March 15, 2018, the Company was a party to a Secondary Stock Purchase Agreement with ACP BD Investments, LLC (“ACP”) which required the Company to purchase 950,000 shares of the Company’s common stock at $18.25 per share or approximately $17.3 million in cash. The stock was repurchased from ACP on April 2, 2018 and retired by the Company.

On January 12, 2018, the Company converted a loan receivable from bebe stores, inc. (“bebe”) in the amount of $16.9 million in principal and accrued interest into 2,819,528 shares of common stock of bebe, representing a conversion price at $6.00 per share. On January 12, 2018, the Company also purchased 500,000 shares of bebe common stock at $6.00 per share of which 250,000 shares were newly issued common stock by bebe and 250,000 shares were purchased from the majority shareholder of bebe. In total, the Company acquired 3,319,528 shares of bebe common stock. In connection with such transactions, bebe fixed the size of its board of directors at five members of which two employees of the Company were newly appointed to the bebe board. At September 30, 2018, the Company had an ownership of approximately 30.1% of bebe’s outstanding common shares.

On November 9, 2017, the Company entered into an Agreement and Plan of Merger with B. R. Acquisition Ltd., an Israeli corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and magicJack VocalTec Ltd., an Israeli corporation (“magicJack”), pursuant to which Merger Sub will merge with and into magicJack, with magicJack continuing as the surviving corporation and as an indirect subsidiary of the Company. Subject to the terms and conditions of the Agreement and Plan of Merger, each outstanding share of magicJack will be converted into the right to receive $8.71 in cash without interest, representing approximately $143.5 million in aggregate merger consideration. The closing of the transaction is subject to the receipt of certain regulatory approvals and the satisfaction of other closing conditions. It is anticipated that the acquisition of magicJack will close in the fourth quarter of 2018.

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

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Condensed Consolidated Statements of Income

(Dollars in thousands)

	Three Months Ended		Three Months Ended
	September 30, 2018		September 30, 2017
	Amount	%	Amount	%
Revenues:
Services and fees	$90,655	90.9%	$85,450	92.5%
Interest income - Securities lending	8,954	9.0%	6,897	7.5%
Sale of goods	72	0.1%	79	0.1%
Total revenues	99,681	100.0%	92,426	100.0%

Operating expenses:
Direct cost of services	8,156	8.2%	10,138	11.0%
Cost of goods sold	52	0.1%	124	0.1%
Selling, general and administrative expenses	71,782	72.0%	70,962	76.8%
Restructuring charge	428	0.4%	4,896	5.3%
Interest expense - Securities lending	6,425	6.4%	4,950	5.4%
Total operating expenses	86,843	87.1%	91,070	98.5%
Operating income	12,838	12.9%	1,356	1.5%
Other income (expense):
Interest income	442	0.4%	76	0.1%
Income (loss) from equity investment	828	0.8%	(157)	(0.2%)
Interest expense	(9,340)	(9.4%)	(2,510)	(2.7%)
Income (loss) before income taxes	4,768	4.8%	(1,235)	(1.3%)
(Provision for) benefit from income taxes	(2,046)	(2.1%)	1,357	1.5%
Net income	2,722	2.7%	122	0.1%
Net loss attributable to noncontrolling interests	(92)	(0.1%)	(246)	(0.3%)
Net income attributable to B. Riley Financial, Inc.	$2,814	2.8%	$368	0.4%

Revenues

The table below and the discussion that follows are based on how we analyze our business.

	Three Months Ended		Three Months Ended
	September 30, 2018		September 30, 2017		Change
	Amount	%	Amount	%	Amount	%
Revenues - Services and fees:
Capital Markets segment	$67,389	67.6%	$56,782	61.4%	$10,607	18.7%
Auction and Liquidation segment	2,459	2.5%	7,376	8.0%	(4,917)	-66.7%
Valuation and Appraisal segment	9,404	9.4%	9,043	9.8%	361	4.0%
Principal Investments - United Online segment	11,403	11.4%	12,249	13.3%	(846)	-6.9%
Subtotal	90,655	90.9%	85,450	92.4%	5,205	6.1%

Revenues - Sale of goods:
Auction and Liquidation segment	48	0.0%	1	0.0%	47	n/m
Principal Investments - United Online segment	24	0.0%	78	0.1%	(54)	-69.2%
Subtotal	72	0.1%	79	0.1%	(7)	-8.9%

Interest income - Securities lending:
Capital Markets segment	8,954	9.0%	6,897	7.5%	2,057	29.8%
Total revenues	$99,681	100.0%	$92,426	100.0%	$7,255	7.8%

n/m - Not applicable or not meaningful.

Total revenues increased $7.3 million to $99.7 million during the three months ended September 30, 2018 from $92.4 million during the three months ended September 30, 2017. The increase in revenues during the three months ended September 30, 2018 was primarily due to an increase in revenues from services and fees of $5.2 million and an increase in revenues from interest income – securities lending of $2.1 million. The increase in revenues from services and fees of $5.2 million in 2018 was primarily due to an increase in revenues of $10.6 million in the Capital Markets segment and $0.4 million in the Valuation and Liquidation segment, offset by a decrease in revenues of $4.9 million in the Auction and Liquidation segment and $0.8 million in the Principal Investments – United Online segment.

Revenues from services and fees in the Capital Markets segment increased $10.6 million, to $67.4 million during the three months ended September 30, 2018 from $56.8 million during the three months ended September 30, 2017. The increase in revenues was primarily due to an increase in revenue of $8.7 million from investment banking fees, an increase in revenue of $5.1 million from consulting fees as a result of the acquisition of GlassRatner on July 31, 2018, an increase of $1.0 million from commissions and fees revenue, and an increase in revenue of $0.6 million from wealth management services, offset by a decrease in revenues of $4.7 million from sales and trading and a decrease of $0.1 million of other revenues.

Revenues from services and fees in the Valuation and Appraisal segment increased $0.4 million, to $9.4 million during the three months ended September 30, 2018 from $9.0 million during the three months ended September 30, 2017. The increase in revenues was primarily due to $0.3 million increase related to appraisal engagements where we perform valuations of intellectual property and business valuations, and $0.1 million increase related to appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors.

Revenues from services and fees in the Auction and Liquidation segment decreased $4.9 million to $2.5 million during the three months ended September 30, 2018 from $7.4 million during the three months ended September 30, 2017. The decrease in revenues of $4.9 million was primarily due to a decrease in revenues of $4.5 million from services and fees from retail liquidation engagements and a decrease in revenues of $0.4 million from services and fees in our wholesale and industrial auction division.

Revenues from services and fees in the Principal Investments - United Online segment decreased $0.8 million to $11.4 million during the three months ended September 30, 2018 from $12.2 million during the three months ended September 30, 2017. The decrease in revenues was primarily due to lower paid subscribers to our services and lower advertising impressions as a result of a decline in active accounts. Services revenues primarily from customer paid accounts related to our Internet access and related subscription services decreased approximately $0.1 million to $9.2 million during the three months ended September 30, 2018 from $9.3 million during the three months ended September 30, 2017. Advertising revenues from Internet display advertising and search related to our email and Internet access services decreased $0.6 million to $2.3 million during the three months ended September 30, 2018 from $2.9 million during the three months ended September 30, 2017. Over the past several years revenues from paid subscription services have declined year over year as a result of a decline in the number of paid subscribers for our services. Management believes the decline in paid subscriber accounts is primarily attributable to the industry trends of consumers switching from dial-up Internet access to high speed Internet access such as cable and DSL. Management expects revenues in the Principal Investments - United Online segment to continue to decline year over year.

Operating Expenses

Direct Cost of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the three months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
			Principal				Principal
	Auction and	Valuation and	Investments -		Auction and	Valuation and	Investments -
	Liquidation	Appraisal	United Online		Liquidation	Appraisal	United Online
	Segment	Segment	Segment	Total	Segment	Segment	Segment	Total
Revenues - Services and fees	$2,459	$9,404	$11,403		$7,376	$9,043	$12,249
Direct cost of services	838	4,067	3,251	$8,156	3,385	3,778	2,975	$10,138
Gross margin on services and fees	$1,621	$5,337	$8,152		$3,991	$5,265	$9,274
Gross margin percentage	65.9%	56.8%	71.5%		54.1%	58.2%	75.7%

Total direct costs of services decreased approximately $1.9 million, to $8.2 million during the three months ended September 30, 2018 from $10.1 million during the three months ended September 30, 2017. Direct costs of services decreased by $2.5 million in the Auction and Liquidation segment, offset by an increase of $0.3 million in the Principal Investments - United Online segment and an increase of $0.3 million in the Valuation and Appraisal segment. The decrease in direct costs in the Auction and Liquidation segment was primarily due to mix of engagement types performed during the three months ended September 30, 2018 as compared to the same 2017 period. The increase in direct costs in the Principal Investments – United Online was primarily due to an increase in telecommunication usage associated with the telecommunication resale business. The increase in direct costs of services in the Valuation and Appraisal segment was primarily due to an increase in payroll and related expenses in 2018 as compared to the same period in 2017.

Gross margin in the Auction and Liquidation segment for services and fees increased 11.8% to 65.9% of revenues during the three months ended September 30, 2018, as compared to 54.1% of revenues during the three months ended September 30, 2017. The increase in margin in the Auction and Liquidation segment is due to the mix of engagement types between guarantee and commission and fees engagements performed during the three months ended September 30, 2018 as compared to the same 2017 period.

Gross margin in the Valuation and Appraisal segment for services and fees decreased 1.4% to 56.8% of revenues during the three months ended September 30, 2018, from 58.2% of revenues during the three months ended September 30, 2017. The decrease in margin in the Valuation and Appraisal segment is primarily due to impact of the increase in revenues in 2018 as compared to the same 2017 period.

Gross margin in the Principal Investments – United Online segment for services and fees decreased 4.2% to 71.5% of revenues during the three months ended September 30, 2018, from 75.7% of revenues during the three months ended September 30, 2017. The decrease in margin in the Principal Investments – United Online segment is primarily due to the mix of revenues of services and fees.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended September 30, 2018 and 2017 were comprised of the following:

Selling, General and Administrative Expenses

	Three Months Ended		Three Months Ended
	September 30, 2018		September 30, 2017		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$58,516	81.5%	$55,591	78.4%	$2,925	5.3%
Auction and Liquidation segment	1,296	1.8%	1,968	2.8%	(672)	(34.1%)
Valuation and Appraisal segment	2,435	3.4%	2,296	3.2%	139	6.1%
Principal Investments - United Online segment	4,030	5.6%	4,136	5.8%	(106)	(2.6%)
Corporate and Other segment	5,505	7.7%	6,971	9.8%	(1,466)	(21.0%)
Total selling, general & administrative expenses	$71,782	100.0%	$70,962	100.0%	$820	1.2%

Total selling, general and administrative expenses was $71.8 million during the three months ended September 30, 2018 compared to $71.0 million for the three months ended September 30, 2017. The increase of $0.8 million was due to an increase in selling, general and administrative expenses of $2.9 million in the Capital Markets segment and $0.1 million in the Valuation and Appraisal segment, offset by decreases in selling, general and administrative expenses of $1.5 million in the Corporate and Other segment, $0.7 million in the Auction and Liquidation segment and $0.1 million in the Principal Investments - United Online segment.

Capital Markets

Selling, general and administrative expenses in the Capital Markets segment increased by $2.9 million to $58.5 million during the three months ended September 30, 2018 from $55.6 million during the three months ended September 30, 2017. The increase in expenses was primarily due to an increase of $3.8 million as a result of the acquisition of GlassRatner on July 31, 2018, an increase of $0.3 million in rent and occupancy expense, and an increase of $0.5 million in payroll and related expenses, offset by a decrease of $0.5 million in legal and professional fees and a decrease of $1.1 million in market data and other communication expenses. Of the $3.7 million increase as a result of the acquisition of GlassRatner, $2.7 million was payroll and related expenses.

Auction and Liquidation

Selling, general and administrative expenses in the Auction and Liquidation segment decreased $0.7 million to $1.3 million during the three months ended September 30, 2018 from $2.0 million for the three months ended September 30, 2017. The decrease in expenses of $0.7 million was primarily due to a decrease of $0.5 million in transaction losses from foreign currency translation adjustment and a decrease of $0.2 million in bad debt expense.

Valuation and Appraisal

Selling, general and administrative expenses in the Valuation and Appraisal segment increased $0.1 million to $2.4 million during the three months ended September 30, 2018 from $2.3 million for the three months ended September 30, 2017.

Principal Investments - United Online

Selling, general and administrative expenses in the Principal Investments - United Online segment decreased $0.1 million to $4.0 million during the three months ended September 30, 2018 from $4.1 million during the three months ended September 30, 2017.

Corporate and Other

Selling, general and administrative expenses in the Corporate and Other segment decreased $1.5 million to $5.5 million during the three months ended September 30, 2018 from $7.0 million for the three months ended September 30, 2017. The decrease is primarily due to a fair value adjustment on mandatorily redeemable noncontrolling interest of $2.8 million in the three months ended September 30, 2017 and a decrease of $0.5 million of other general administrative expenses, offset by an increase of $0.8 million in payroll and related incentive compensation due to increase profitability during the three months ended September 30, 2018 compared to the same period in 2017 and an increase of $1.0 million in legal and professional fees.

Restructuring Charge. During the three months ended September 30, 2018, we incurred restructuring charge of $0.4 million compared to restructuring charge of $4.9 million during the same period in 2017. Restructuring charge of $0.4 million during the 2018 period was primarily comprised of lease loss accruals for the consolidation of office space and severance expense related to operations in the Capital Markets segment. Restructuring charge of $4.9 million during the three months ended September 30, 2017 was related to the implementation of costs savings measures taking into account the planned synergies as a result of the acquisitions of FBR and Wunderlich.

Other Income (Expense). Other income included interest income of $0.4 million and less than $0.1 million during the three months ended September 30, 2018 and 2017, respectively. Interest expense was $9.3 million during the three months ended September 30, 2018 as compared to $2.5 million during the three months ended September 30, 2017. The increase in interest expense of $6.8 million during the three months ended September 30, 2018 compared to the same period in 2017 was primarily due to an increase in interest expense of $5.2 million from the issuances of senior notes due in 2021, 2023 and 2027; and approximately $1.8 million interest expense incurred during the three month ended September 30, 2018 related to borrowings in connection with retail liquidation engagements, offset by a decrease in other interest expense of $0.2 million. Other income in the three months ended September 30, 2018 included $0.8 million income on equity investments compared to a loss on equity investment of $0.2 million during the same period in 2017.

Income (Loss) Before Income Taxes. Income before income taxes increased $6.0 million to income before income taxes of $4.8 million during the three months ended September 30, 2018 from a loss before income taxes of $1.2 million during the three months ended September 30, 2017. The increase in income before income taxes of $6.0 million was due to an increase in revenues of $7.3 million, a decrease in operating expenses of $4.2 million, an increase in income from equity investments of $1.0 million, an increase in interest income of $0.3 million, offset by an increase in interest expense of $6.8 million.

(Provision for) Benefit from Income Taxes. Provision for income taxes was $2.0 million during the three months ended September 30, 2018 compared to a benefit from income taxes of $1.4 million during the three months ended September 30, 2017. The effective income tax rate was a provision of 42.9% for the three months ended September 30, 2018 as compared to a benefit of 109.9% for the three months ended September 30, 2017.

Net Income (Loss) Attributable to Noncontrolling Interest. Net income (loss) attributable to noncontrolling interests represents the proportionate share of net income (loss) generated by Great American Global Partners, LLC, in which we have a 50% membership interest that we do not own. The net loss attributable to noncontrolling interests was $0.1 million during the three months ended September 30, 2018 compared to net loss attributable to noncontrolling interests of $0.2 million during the three months ended September 30, 2017.

Net Income Attributable to the Company. Net income attributable to the Company for the three months ended September 30, 2018 was $2.8 million, an increase of approximately $2.4 million, from net income attributable to the Company of $0.4 million for the three months ended September 30, 2017. The increase in net income attributable to the Company during the three months ended September 30, 2018 of approximately $2.4 million was primarily due to an increase in total revenues of $7.3 million, a decrease in operating expenses of $4.2 million and an increase in income from equity investments of $1.0 million, offset by an increase in interest expense of $6.8 million and an increase in provision for income taxes of $3.4 million.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Condensed Consolidated Statements of Income

(Dollars in thousands)

	Nine Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2017
	Amount	%	Amount	%
Revenues:
Services and fees	$297,986	92.8%	$202,663	95.6%
Interest income - Securities lending	22,836	7.1%	9,115	4.3%
Sale of goods	138	0.0%	221	0.1%
Total revenues	320,960	100.0%	211,999	100.0%

Operating expenses:
Direct cost of services	33,733	10.5%	46,224	21.8%
Cost of goods sold	142	0.0%	313	0.1%
Selling, general and administrative expenses	216,603	67.5%	132,836	62.7%
Restructuring charge	2,247	0.7%	11,484	5.4%
Interest expense - Securities lending	16,317	5.1%	6,515	3.1%
Total operating expenses	269,042	83.8%	197,372	93.1%
Operating income	51,918	16.2%	14,627	6.9%
Other income (expense):
Interest income	736	0.2%	358	0.2%
Income (loss) from equity investment	5,049	1.6%	(157)	(0.1%)
Interest expense	(23,926)	(7.5%)	(5,195)	(2.5%)
Income before income taxes	33,777	10.5%	9,633	4.5%
(Provision for) benefit from income taxes	(8,412)	(2.6%)	7,753	3.7%
Net income	25,365	7.9%	17,386	8.2%
Net income (loss) attributable to noncontrolling interests	1,051	0.3%	(283)	(0.1%)
Net income attributable to B. Riley Financial, Inc.	$24,314	7.6%	$17,669	8.3%

Revenues

The table below and the discussion that follows are based on how we analyze our business.

	Nine Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2017		Change
	Amount	%	Amount	%	Amount	%
Revenues - Services and fees:
Capital Markets segment	$191,621	59.7%	$96,181	45.4%	$95,440	99.2%
Auction and Liquidation segment	44,812	14.0%	43,179	20.4%	1,633	3.8%
Valuation and Appraisal segment	27,383	8.5%	24,799	11.7%	2,584	10.4%
Principal Investments - United Online segment	34,170	10.7%	38,504	18.2%	(4,334)	-11.3%
Subtotal	297,986	92.9%	202,663	95.6%	95,323	47.0%

Revenues - Sale of goods:
Auction and Liquidation segment	48	0.0%	1	0.0%	47	n/m
Principal Investments - United Online segment	90	0.0%	220	0.1%	(130)	-59.1%
Subtotal	138	0.0%	221	0.1%	(83)	-37.6%

Interest income - Securities lending:
Capital Markets segment	22,836	7.1%	9,115	4.3%	13,721	150.5%
Total revenues	$320,960	100.0%	$211,999	100.0%	$108,961	51.4%

n/m - Not applicable or not meaningful.

Total revenues increased $109.0 million to $321.0 million during the nine months ended September 30, 2018 from $212.0 million during the nine months ended September 30, 2017. The increase in revenues of $109.0 million during the nine months ended September 30, 2018 was primarily due to an increase in revenues from services and fees of $95.3 million and an increase in revenues from interest income – securities lending of $13.7 million. The increase in revenues from services and fees of $95.3 million in 2018 was primarily due to an increase in revenues of $95.4 million in the Capital Markets segment, $2.6 million in the Valuation and Appraisal segment, and $1.6 million in the Auction and Liquidation segment, offset by a decrease in revenues of $4.3 million in the Principal Investments – United Online segment.

Revenues from services and fees in the Capital Markets segment increased $95.4 million, to $191.6 million during the nine months ended September 30, 2018 from $96.2 million during the nine months ended September 30, 2017. The increase in revenues was due to an increase in revenue of $38.2 million from investment banking fees primarily due to operations of FBR that we acquired on June 1, 2017, an increase of $35.1 million from wealth management services as a result of the acquisition of Wunderlich on July 3, 2017, an increase of $11.5 million from commissions and fees, an increase of $5.1 million from consulting fees as a result of the acquisition of GlassRatner on July 31, 2018, and an increase of $8.5 million in other income as a result of the acquisitions of Wunderlich and FBR, offset by a decrease in revenues of $3.0 million from sales and trading.

Revenues from services and fees in the Valuation and Appraisal segment increased $2.6 million, to $27.4 million during the nine months ended September 30, 2018 from $24.8 million during the nine months ended September 30, 2017. The increase in revenues was primarily due to $2.2 million increase related to appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors, and $0.7 million increase related to appraisal engagements where we perform valuations of intellectual property and business valuations, offset $0.3 million decrease related to appraisal engagements where we perform valuations of machinery and equipment.

Revenues from services and fees in the Auction and Liquidation segment increased $1.6 million, to $44.8 million during the nine months ended September 30, 2018 from $43.2 million during the nine months ended September 30, 2017. The increase in revenues of $1.6 million was primarily due to an increase in revenues of $1.8 million from services and fees in our wholesale and industrial auction division, offset by a decrease in revenues of $0.2 million from services and fees from retail liquidation engagements.

Revenues from services and fees in the Principal Investments - United Online segment decreased $4.3 million, to $34.2 million during the nine months ended September 30, 2018 from $38.5 million during the nine months ended September 30, 2017. The decrease in revenues was primarily due to lower paid subscribers to our services and lower advertising impressions as a result of a decline in active accounts. Services revenues primarily from customer paid accounts related to our Internet access and related subscription services decreased $2.5 million to $27.3 million during the nine months ended September 30, 2018 from $29.8 million during the nine months ended September 30, 2017. Advertising revenues from Internet display advertising and search related to our email and Internet access services decreased $1.8 million to $6.9 million during the nine months ended September 30, 2018 from $8.7 million during the nine months ended September 30, 2017. Over the past several years revenues from paid subscription services have declined year over year as a result of a decline in the number of paid subscribers for our services. Management believes the decline in paid subscriber accounts is primarily attributable to the industry trends of consumers switching from dial-up Internet access to high speed Internet access such as cable and DSL. Management expects revenues in the Principal Investments - United Online segment to continue to decline year over year.

Operating Expenses

Direct Cost of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the nine months ended September 30, 2018 and 2017 are as follows:

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
			Principal				Principal
	Auction and	Valuation and	Investments -		Auction and	Valuation and	Investments -
	Liquidation	Appraisal	United Online		Liquidation	Appraisal	United Online
	Segment	Segment	Segment	Total	Segment	Segment	Segment	Total
Revenues - Services and fees	$44,812	$27,383	$34,170		$43,179	$24,799	$38,504
Direct cost of services	12,263	12,388	9,082	$33,733	25,482	11,031	9,711	$46,224
Gross margin on services and fees	$32,549	$14,995	$25,088		$17,697	$13,768	$28,793
Gross margin percentage	72.6%	54.8%	73.4%		41.0%	55.5%	74.8%

Total direct costs of services decreased approximately $12.5 million to $33.7 million during the nine months ended September 30, 2018 from $46.2 million during the nine months ended September 30, 2017. Direct costs of services decreased by $13.2 million in the Auction and Liquidation segment and $0.6 million in the Principal Investments - United Online segment, offset by an increase of $1.4 million in the Valuation and Appraisal segment. The decrease in direct costs in the Auction and Liquidation segment was primarily due to mix of engagement types performed during the nine months ended September 30, 2018 as compared to the same 2017 period. The decrease in direct costs in the Principal Investments – United Online was primarily due to a decrease in costs to support the lower number of subscribers for dial-up Internet service in 2018 as compared to the same period in 2017. The increase in direct costs of services in the Valuation and Appraisal segment was primarily due to an increase in payroll and related expenses in 2018 as compared to the same period in 2017.

Gross margin in the Auction and Liquidation segment for services and fees increased 31.6% to 72.6% of revenues during the nine months ended September 30, 2018, as compared to 41.0% of revenues during the nine months ended September 30, 2017. The increase in margin in the Auction and Liquidation segment is due to the mix of engagement types between guarantee and commission and fees engagements performed during the nine months ended September 30, 2018 as compared to the same 2017 period.

Gross margin in the Valuation and Appraisal segment for services and fees decreased 0.7% to 54.8% of revenues during the nine months ended September 30, 2018, from 55.5% of revenues during the nine months ended September 30, 2017. The decrease in margin in the Valuation and Appraisal segment is primarily due to increase in payroll and related expenses in 2018 as compared to the same 2017 period.

Gross margin in the Principal Investments – United Online segment for services and fees decreased 1.4% to 73.4% during the nine months ended September 30, 2018, from 74.8% of revenues during the nine months ended September 30, 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the nine months ended September 30, 2018 and 2017 were comprised of the following:

Selling, General and Administrative Expenses

	Nine Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2017		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$172,987	79.9%	$89,920	67.7%	$83,067	92.4%
Auction and Liquidation segment	7,810	3.6%	6,577	5.0%	1,233	18.7%
Valuation and Appraisal segment	7,297	3.4%	6,525	4.9%	772	11.8%
Principal Investments - United Online segment	11,361	5.2%	13,849	10.4%	(2,488)	(18.0%)
Corporate and Other segment	17,148	7.9%	15,965	12.0%	1,183	7.4%
Total selling, general & administrative expenses	$216,603	100.0%	$132,836	100.0%	$83,767	63.1%

Total selling, general and administrative expenses increased $83.8 million, to $216.6 million during the nine months ended September 30, 2018 from $132.8 million for the nine months ended September 30, 2017. The increase was primarily due to an increase in selling, general and administrative expenses of $83.1 million in the Capital Markets segment, $1.2 million in the Auction and Liquidation segment, approximately $1.1 million in the Corporate and Other segment and $0.8 million in the Valuation and Appraisal segment, offset by a decrease of approximately $2.4 million in the Principal Investments – United Online segment.

Capital Markets

Selling, general and administrative expenses in the Capital Markets segment increased by $83.1 million to $173.0 million during the nine months ended September 30, 2018 from $89.9 million during the nine months ended September 30, 2017. The increase in expenses was primarily due to the acquisitions of Wunderlich on July 3, 2017, FBR on June 1, 2017 and GlassRatner on July 31, 2018. Of the $83.1 million increase in expenses, $39.4 million was due to the acquisition of Wunderlich and $3.8 million was due to the acquisition of GlassRatner. The increase in expenses was primarily due to an increase in (a) payroll and related expenses of $58.7 million, (b) occupancy expenses of $6.9 million, (c) legal and professional fees of $2.2 million, (d) depreciation and amortization of expense of $2.3 million, (e) market data and other communication expenses of $8.3 million, (f) share-based compensation of $2.4 million, and (g) other administrative expenses of $2.3 million.

Auction and Liquidation

Selling, general and administrative expenses in the Auction and Liquidation segment increased $1.2 million, to $7.8 million during the nine months ended September 30, 2018 from $6.6 million for the nine months ended September 30, 2017. The increase in expenses was primarily due to an increase in (a) payroll and related expenses in the amount of $1.5 million, (b) bad debt expense of $0.5 million, (c) legal and professional fees of $0.1 million, and (d) other expenses of $0.2 million, offset by a decrease in transaction losses from foreign currency translation adjustment of $1.1 million.

Valuation and Appraisal

Selling, general and administrative expenses in the Valuation and Appraisal segment increased $0.8 million, to $7.3 million during the nine months ended September 30, 2018 from $6.5 million for the nine months ended September 30, 2017. The increase of $0.8 million during the nine months ended September 30, 2018 was primarily due to an increase in payroll and related expenses.

Principal Investments - United Online

Selling, general and administrative expenses in the Principal Investments - United Online segment decreased approximately $2.4 million, to $11.4 million during the nine months ended September 30, 2018 from $13.8 million during the nine months ended September 30, 2017. For the nine months ended September 30, 2018, these expenses include $3.0 million of technology and development expenses, $0.8 million of sales and marketing expenses, $3.7 million of general and administrative expenses and $3.9 million of amortization of intangibles. For the nine months ended September 30, 2017, these expenses include $3.6 million of technology and development expenses, $0.9 million of sales and marketing expenses, $5.2 million of general and administrative expenses and $4.1 million of amortization of intangibles. Technology and development expenses include expenses for product development, maintenance of existing software, technology and websites. Sales and marketing expenses include expenses associated personnel and overhead-related expenses for marketing, customer service, and advertising sales personnel to acquire and retain paid subscribers. Expenses associated with generating advertising revenues include sales commissions and personnel-related expenses. General and administrative expenses consist of personnel-related expenses for management in the Principal Investments - United Online segment, facilities, internal customer support personnel, personnel associated with operating our corporate systems and insurance recoveries. Amortization of intangibles includes amortization expense related to customer lists, advertising relationships, domain names and internally developed software.

Corporate and Other

Selling, general and administrative expenses in the Corporate and Other segment increased approximately $1.1 million, to $17.1 million during the nine months ended September 30, 2018 from $16.0 million for the nine months ended September 30, 2017. The increase of expenses in the Corporate and Other segment for the nine months ended September 30, 2018 is primarily due to an increase of $4.9 million in payroll and related expenses and an increase of $1.5 million in legal and professional fees, offset by a decrease of $2.3 million in other general expenses and a decrease of $3.0 million primarily related to the fair value adjustment and insurance recovery from key man life insurance related to one of our executives in our appraisal segment.

Restructuring Charge.  During the nine months ended September 30, 2018, we incurred a restructuring charge of $2.2 million, which was primarily comprised of lease loss accruals for the planned consolidation of office space and severance expense related to operations in the Capital Markets segment. During the nine months ended September 30 2017, we incurred a restructuring charge of $11.5 million primarily related to costs savings measures taking into account the planned synergies as a result of the acquisitions of FBR and Wunderlich which included a reduction in workforce for some of the corporate executives of FBR and Wunderlich and a restructuring to integrate FBR’s and Wunderlich’s operations with our operations in the Capital Market’s segment.

Other Income (Expense).  Other income included interest income of $0.7 million during the nine months ended September 30, 2018 compared to $0.4 million during the same 2017 period. Interest expense was $23.9 million during the nine months ended September 30, 2018 as compared to $5.2 million during the nine months ended September 30, 2017. The increase in interest expense of $18.7 million during the nine months ended September 30, 2018 was primarily due to an increase in interest expense of $13.0 million from the issuances of senior notes due in 2021, 2023 and 2027 and $6.6 million interest expense incurred during the nine months ended September 30, 2018 related to one of our valuation and appraisal engagements, offset by a decrease in other interest expense. Other income during the nine months ended September 30, 2018 included $5.0 million income on equity investments compared to loss on equity investments of $0.2 million during the same period in 2017.

Income Before Income Taxes.  Income before income taxes increased approximately $24.2 million to income before income taxes of $33.8 million during the nine months ended September 30, 2018 from an income before income taxes of $9.6 million during the nine months ended September 30, 2017. The increase in income before income taxes of $24.2 million was primarily due to an increase in revenues of $109.0 million, an increase in income from equity investments of $5.2 million, and an increase in interest income of $0.4 million, offset by an increase in operating expenses of approximately $71.7 million and an increase in interest expense of $18.7 million.

Provision for Income Taxes.  Provision for income taxes was $8.4 million during the nine months ended September 30, 2018 compared to a benefit from income taxes of $7.8 million during the nine months ended September 30, 2017. The effective income tax rate was a provision of 24.9% for the nine months ended September 30, 2018 as compared to a benefit of 80.5% for the nine months ended September 30, 2017. The benefit for income taxes during the nine months ended September 30, 2017 includes a tax benefit of $8.4 million related to our election to treat the acquisition of UOL as a taxable business combination for income tax purposes in accordance with Internal Revenue Code Section 338(g) as more fully discussed in note 10 in the condensed consolidated financial statements. The tax provision during the nine months ended September 30, 2017 also includes a tax benefit due to a non-taxable insurance recovery in the amount of $6.0 million that was received in the second quarter of 2017.

Net Income (Loss) Attributable to Noncontrolling Interest.  Net income (loss) attributable to noncontrolling interests represents the proportionate share of net income (loss) generated by Great American Global Partners, LLC, in which we have a 50% membership interest that we do not own. The net income attributable to noncontrolling interests was $1.1 million during the nine months ended September 30, 2018 compared to net loss attributable to noncontrolling interests of $0.3 million during the nine months ended September 30, 2017.

Net Income Attributable to the Company. Net income attributable to the Company for the nine months ended September 30, 2018 was $24.3 million, an increase of net income of $6.6 million, from net income attributable to the Company of $17.7 million for the nine months ended September 30, 2017. The increase in net income attributable to the Company of $6.6 million during the nine months ended September 30, 2018 as compared to the same period in 2017 was primarily due to an increase in revenues of $109.0 million, an increase in income from equity investments of $5.2 million, and an increase in interest income of $0.4 million, offset by an increase in operating expenses of approximately $71.7 million, an increase in interest expense of $18.7 million, an increase in provision for income taxes of $16.2 million and an increase in net income attributable to noncontrolling interests of $1.3 million.

Liquidity and Capital Resources

Our operations are funded through a combination of existing cash on hand, cash generated from operations, proceeds from the issuance of common stock, and borrowings under our senior notes payable, credit facility and special purposes financing arrangements. On November 2, 2016, we issued $28.8 million of Senior Notes due in 2021 (the “2021 Notes”), and during the second half of 2017, we issued an additional $6.5 million of 2021 Notes. During the nine months ended September 30, 2018, we issued an additional $11.2 million of 2021 Notes. Interest on the 2021 Notes is payable quarterly at 7.50% commencing January 31, 2017. The 2021 Notes are unsecured and due and payable in full on October 31, 2021. In connection with the issuance of the 2021 Notes, we received net proceeds of $45.5 million (after underwriting commissions, fees and other issuance costs of $0.9 million). On May 31, 2017, we issued $60.4 million of Senior Notes due in May 2027 (the “7.50% 2027 Notes”), and during the second half of 2017, we issued an additional $32.1 million of the 7.50% 2027 Notes. During the nine months ended September 30, 2018, we issued an additional $14.9 million of 7.50% 2027 Notes. Interest is payable quarterly at 7.50% commencing July 31, 2017. The 2027 Notes are unsecured and due and payable in full on May 31, 2027. In connection with the issuance of the 7.50% 2027 Notes, we received net proceeds of approximately $105.6 million (after underwriting commissions, fees and other issuance costs of $1.8 million). In December 2017, we issued $80.5 million of Senior Notes due in December 2027 (the “7.25% 2027 Notes”). During the nine months ended September 30, 2018, we issued an additional $19.9 million of 7.25% 2027 Notes. Interest is payable quarterly at 7.25% commencing January 31, 2018. The 7.25% 2027 Notes are unsecured and due and payable in full on December 31, 2027. In connection with the issuance of the 7.25% 2027 Notes, we received net proceeds of $97.8 million (after underwriting commissions, fees and other issuance costs of $2.6 million). In May 2018, we issued approximately $100.1 million of Senior Notes due in May 2023 (the “May 2023 Notes”). During the second and third quarter of 2018, we issued an additional $9.1 million of May 2023 Notes. Interest is payable quarterly at 7.375% commencing July 31, 2018. The May 2023 Notes are unsecured and due and payable in full on May 31, 2023. In connection with the issuance of the May 2023 Notes, we received net proceeds of $107.2 million (after underwriting commissions, fees and other issuance costs of $1.9 million). In September 2018, we issued approximately $100.1 million of Senior Notes due in September 2023 (the “September 2023 Notes”). Interest is payable quarterly at 6.875% commencing October 31, 2018. The September 2023 Notes are unsecured and due and payable in full on September 30, 2023. In connection with the issuance of the September 2023 Notes, we received net proceeds of $98.6 million (after underwriting commissions, fees and other issuance costs of $1.4 million).

As of September 30, 2018, we had $233.9 million of unrestricted cash and cash equivalents, $0.5 million of restricted cash, $222.5 million of investments in securities and other investments, $37.1 million of loans receivable, and $457.5 million of borrowings outstanding. The borrowings outstanding of $457.5 million at September 30, 2018 included (a) $45.9 million of borrowings from the issuance of the 2021 Notes, (b) $105.9 million of borrowings from the issuance of the 7.50% 2027 Notes, (c) $98.0 million of borrowings from the issuance of the 7.25% 2027 Notes, (d) $107.4 million of borrowings from the issuance of the May 2023 Notes, (e) $98.6 million of borrowings from the issuance of the September 2023 Notes, and (f) $1.7 million of notes payable. We believe that our current cash and cash equivalents, securities and other investments owned, funds available under our asset based credit facility, UOL line of credit and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from issuance date of the accompanying financial statements. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and execute on our business plan.

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. On November 5, 2018, the Company declared a regular dividend of $0.08 per share and a special dividend of $0.08 per share which will be paid by the Company on or about November 30, 2018 to stockholders of record as of November 16, 2018. On August 2, 2018, the Company declared a regular dividend of $0.08 per share and a special dividend of $0.22 per share which was paid by the Company on August 29, 2018 to stockholders of record as of August 16, 2018. On May 7, 2018, the Company declared a regular dividend of $0.08 per share and a special dividend of $0.04 per share which was paid by the Company on June 5, 2018 to stockholders of record as of May 21, 2018. On March 7, 2018, the Company declared a regular dividend of $0.08 per share and a special dividend of $0.08 per share which was paid by the Company on April 3, 2018. During the nine months ended September 30, 2018 and the year ended December 31, 2017, we paid cash dividends of $16.1 million and $14.9 million on our common stock, respectively. While it is the Board’s current intention to make regular dividend payments of $0.08 per share each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

Our principal sources of liquidity to finance our business is our existing cash on hand, cash flows generated from operating activities, funds available under revolving credit facilities and special purpose financing arrangements.

Cash Flow Summary

	Nine Months Ended
	September 30,
	2018	2017
	(Dollars in thousands)
Net cash (used in) provided by:
Operating activities	$(78,895)	$(48,779)
Investing activities	(46,549)	(17,119)
Financing activities	208,092	58,719
Effect of foreign currency on cash	(796)	3,458
Net increase (decrease) in cash, cash equivalents and restricted cash	$81,852	$(3,721)

Cash used in operating activities was $78.9 million for the nine months ended September 30, 2018, an increase of $30.1 million, from cash used in operating activities of $48.8 million for the nine months ended September 30, 2017. Cash used in operating activities for the nine months ended September 30, 2018 included net income of $25.4 million adjusted for noncash items and changes in operating assets and liabilities. The increase in cash used in operating activities of $30.1 million was primarily due to changes in operating assets and liabilities that resulted in a decrease of $122.1 million in cash flows from operations during the nine months ended September 30, 2018, offset by (a) an increase in net income of $8.0 million to $25.4 million during the nine months ended September 30, 2018 from $17.4 million during the nine months ended September 30, 2017, and (b) an increase in non-cash charges and other items of $17.8 million, which included depreciation and amortization of $9.8 million, share-based compensation of $8.7 million, income on equity investments of $5.0 million, provision for doubtful accounts of $0.8 million, impairment of leaseholds, lease loss accrual and loss on disposal of fixed assets of $1.7 million, income allocated for mandatorily redeemable noncontrolling interests of $0.8 million and other non-cash items and effects of foreign currency on operations of $1.0 million.

Cash used in investing activities was $46.5 million during the nine months ended September 30, 2018 compared to cash used in investing activities of $17.1 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, cash used in investing activities consisted of cash used to purchase loans receivable of $35.1 million, cash use for equity investments of $6.9 million, cash use of $4.0 million to acquire a business and cash use of $2.3 million for purchases of property and equipment, offset by $1.7 million dividends received from equity investment. During the nine months ended September 30, 2017, cash used in investing activities consisted of (a) cash used to purchase Wunderlich and United Online in the amounts of $25.4 million and $10.4 million, respectively, (b) cash use of $2.1 million for the acquisition of other businesses, (c) cash use of $1.0 million for an equity investment, and (e) cash use of $0.6 million for purchases of property and equipment, offset by (a) cash acquired from the acquisition of FBR of $15.7 million, (b) proceeds from key man life insurance of $6.0 million, and (c) proceeds from sale of property, equipment and other intangibles of $0.6 million.

Cash provided by financing activities was $208.1 million during the nine months ended September 30, 2018 compared to cash provided by financing activities of $58.7 million during the nine months ended September 30, 2017. During the nine months ended September 30, 2018, cash provided by financing activities primarily consisted of (a) $255.3 million proceeds from issuance of senior notes, (b) $300.0 million proceeds from our asset based credit facility, and (c) $51.0 million proceeds from notes payable, offset by (a) $300.0 million used for repayment of borrowings from our asset based credit facility, (b) $51.6 million repayment of notes payable, (c) $17.9 million used to pay cash dividends, (d) $17.3 million used to repurchase our common stock, (e) $6.4 million used for payment of debt issuance costs, (f) $4.1 million used for payment of employment taxes on vesting of restricted stock, and (g) $0.9 million distribution to noncontrolling interests. During the nine months ended September 30, 2017, cash provided by financing activities primarily consisted of (a) $66.0 million proceeds from asset based credit facility and (b) $89.3 million proceeds from issuance of senior notes, offset by (a) $66.0 million used to repay the asset based credit facility, (b) $13.5 million used to pay cash dividends, (c) $8.2 million used to repay other notes payable in connection with the acquisition of Wunderlich, (d) $2.9 million distributions to noncontrolling interests, (e) $2.0 million used for debt issuance costs, (f) $1.3 million used for the payment of contingent consideration, and (g) $2.7 million used for the payment of employment taxes on vesting of restricted stock.

Credit Agreements

On April 21, 2017, we amended the Credit Agreement governing our asset based credit facility with Wells Fargo Bank to increase the maximum borrowing limit from $100.0 million to $200.0 million. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. On April 19, 2018, the Company entered into an amended and restated consent to the Credit Agreement, pursuant to which Wells Fargo Bank increased the maximum borrowing limit solely for the purposes of the Bon-Ton Transactions from $200.0 million to $300.0 million and reverted back to $200.0 million upon repayment of the amounts borrowed in connection with the Bon-Ton Transactions. The amounts borrowed in connection with the Bon Ton Transaction were fully repaid as of September 30, 2018 and the maximum borrowing limit under the Credit Agreement reverted back to $200.0 million. The Credit Agreement continues to allow for borrowings under the separate credit agreement (a “UK Credit Agreement”) which was dated March 19, 2015 with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom with borrowings up to 50.0 million British Pounds. Any borrowing on the UK Credit Agreement reduce the availability of the asset based $300.0 million credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. The Credit Agreement continues to include the addition of our Canadian subsidiary, from the October 5, 2016 amendment to the Credit Agreement, to facilitate borrowings to fund retail liquidation transactions in Canada. From time to time, we utilize this credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. Subject to certain limitations and offsets, we are permitted to borrow up to $200.0 million under the credit facility, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect). Borrowings under the credit facility are only made at the discretion of the lender and are generally required to be repaid within 180 days. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related credit agreement. We typically seek borrowings on an engagement-by- engagement basis. The credit agreement governing the credit facility contains certain covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. At December 31, 2017, there was $18.5 million of letters of credit outstanding under the credit facility.

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

UOL paid a commitment fee equal to 1.00% of the aggregate commitments upon the closing of the UOL Credit Agreement. The UOL Credit Agreement also provides for an unused line fee payable quarterly, in arrears, in an amount equal to: (a) 0.50% per annum times the amount of the unused revolving commitment that is less than or equal to the amount of the cash maintained in accounts with the agent (as depositary bank); plus (b) 1.00% per annum times the amount of the unused revolving commitment that is greater than the amount of the cash maintained in accounts with the agent (as depositary bank). Any amounts outstanding under the UOL Credit Facility are due at maturity. At September 30, 2018 and December 31, 2017, there was no outstanding balances under the UOL Credit Agreement.

Senior Note Offerings

On November 2, 2016, we issued $28.8 million Senior Notes (the “2021 Notes”) and during the second half of 2017, we issued an additional $6.5 million of the 2021 Notes pursuant to the At the Market Issuance Sales Agreement (the “Sales Agreement”) as further discussed below. During the nine months ended September 30, 2018, we issued an additional $11.2 million of the 2021 Notes. The 2021 Notes are unsecured and due and payable in full on October 31, 2021. In connection with the issuance of the 2021 Notes, we received net proceeds of $45.5 million (after underwriting commissions, fees and other issuance costs of $0.9 million). The outstanding balance of the 2021 Notes was $45.9 million (net of unamortized debt issue costs and premiums of $0.5 million) at September 30, 2018.

On May 31, 2017, we issued $60.4 million of Senior Notes (the “7.50% 2027 Notes”) and during the second half of 2017, we issued an additional $32.1 million of the 7.50% 2027 Notes pursuant to the Sales Agreement. During the nine months ended September 30, 2018, we issued an additional $14.9 million of the 7.50% 2027 Notes. The 7.50% 2027 Notes are unsecured and due and payable in full on May 31, 2027. In connection with the issuance of the 7.50% 2027 Notes, we received net proceeds of $105.6 million (after underwriting commissions, fees and other issuance costs of $1.8 million). The outstanding balance of the 7.50% 2027 Notes was $105.9 million (net of unamortized debt issue costs and premium of $1.6 million) at September 30, 2018.

In December 2017, we issued $80.5 million of the 7.25% 2027 Notes and during the nine months ended September 30, 2018, we issued an additional $19.9 million of the 7.25% 2027 Notes pursuant to the Sales Agreement. The 7.25% 2027 Notes are unsecured and due and payable in full on December 31, 2027. In connection with the issuance of the 7.25% 2027 Notes, we received net proceeds of $97.8 million (after underwriting commissions, fees and other issuance costs of $2.6 million). The outstanding balance of the 7.25% 2027 Notes was $98.0 million (net of unamortized debt issue costs and premium of $2.4 million) at September 30, 2018.

In May 2018, we issued approximately $100.1 million of the May 2023 Notes and during the second and third quarter of 2018, we issued approximately an additional $9.1 million of the May 2023 Notes pursuant to the Sales Agreement. The May 2023 Notes are unsecured and due and payable in full on May 31, 2023. In connection with the issuance of the May 2023 Notes, we received net proceeds of $107.2 million (after underwriting commissions, fees and other issuance costs of $1.9 million). The outstanding balance of the May 2023 Notes was $107.4 million (net of unamortized debt issue costs and premium of $1.8 million) at September 30, 2018.

In September 2018, we issued approximately $100.1 million of the September 2023 Notes. The September 2023 Notes are unsecured and due and payable in full on September 30, 2023. In connection with the issuance of the September 2023 Notes, we received net proceeds of $98.6 million (after underwriting commissions, fees and other issuance costs of $1.4 million). The outstanding balance of the September 2023 Notes was $98.6 million (net of unamortized debt issue costs and premium of $1.4 million) at September 30, 2018.

On June 5, 2018, we filed a prospectus supplement pursuant to which we may sell from time to time, at our option up to an aggregate of $50.0 million, including notes offered pursuant to the prior prospectus supplement, of the 2021 Notes, the 7.50% 2027 Notes, the 7.25% 2027 Notes and the 2023 Notes. We previously entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) on December 19, 2017 with B. Riley FBR, pursuant to which we may offer to sell, from time to time, the 2021 Notes, the 7.50% 2027 Notes and the 7.25% 2027 Notes. As of June 5, 2018, we sold Notes having an aggregate offering price of $6.3 million under the prior prospectus supplement dated April 25, 2018, leaving up to $43.7 million available for offer and sale pursuant to the June 5, 2018 prospectus. The Notes sold pursuant to the Sales Agreement on or following June 5, 2018 will be issued pursuant to a prospectus dated April 6, 2018, as supplemented by a prospectus supplement dated June 5, 2018, in each case filed with the SEC pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-223789), which was declared effective by the SEC on April 6, 2018. As of September 30, 2018, the Company sold Notes pursuant to the June 5, 2018 prospectus having an aggregate offering price of $36.9 million (inclusive of the $6.3 million sold under the April 25, 2018 prospectus supplement), leaving up to $13.1 million available for offer and sale pursuant to the June 5, 2018 prospectus. The Notes will be issued pursuant to the Indenture. Future sales of the 2021 Notes, 7.50% 2027 Notes, 7.25% 2027 Notes and the May 2023 Notes pursuant to the Sales Agreement will depend on a variety of factors including, but not limited to, market conditions, the trading price of the notes and the Company’s capital needs. There can be no assurance we will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we may deem appropriate.

Other Borrowings

Notes payable include notes payable to a clearing organization for one of our broker dealers. The notes payable accrue interest at rates set at each anniversary date, ranging from prime rate plus 0.25% to 2.0% (5.25% to 6.50% at September 30, 2018). Interest is payable annually. The principal payments on the notes payable are due annually in the amount of $0.4 million on January 31, $0.2 million on September 30, and $0.1 million on October 31. The notes payable mature at various dates from September 30, 2018 through January 31, 2022. At September 30, 2018 the outstanding balance for the notes payable was $1.7 million.

On April 19, 2018, we borrowed approximately $51.0 million from GACP II, L.P., a direct lending fund managed by Great American Capital Partners, LLC, a wholly owned subsidiary of the Company. In accordance with the note payable, we were advanced $50.0 million and the note payable included an origination fee of $1.0 million that increased the face value of the note payable to $51.0 million. Interest accrued at the three-month LIBOR rate plus 9%. The note payable was due in September 2018 and was fully repaid in August 2018. The note was collateralized by the proceeds generated from the joint venture liquidation of inventory and real estate related to a retail liquidation agreement.

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

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13: Fair Value Measurement (Topic 820) (“ASU 2018-13”). The amendments in this update change the disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. The Company early adopted ASU 2018-13 in the third quarter of 2018 and the adoption did not have a material impact on our consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05: Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update provide guidance on when to record fand disclose provisional amounts for certain income tax effects of the Tax Cuts and Jobs Act (“Tax Reform Act”). The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations. This ASU also discusses required disclosures that an entity must make with regard to the Tax Reform Act. This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded. The Company has adopted this standard and will continue to evaluate indicators that may give rise to a change in our tax provision as a result of the Tax Reform Act. See Note10 to our condensed consolidated financial statements for additional information on the Tax Reform Act.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income that provides for the reclassification from accumulated other comprehensive income to retained earnings for stranded effects resulting from the Tax Reform Act. The accounting update is effective for the fiscal year beginning after December 15, 2018 and early adoption is permitted. The accounting update should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. We are currently evaluating the impact of the accounting update, but the adoption is not expected to have a material impact on our consolidated financial statements.

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

The primary objective of our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income we receive from investments without significantly increasing risk. To achieve these objectives, our investments allow us to maintain a portfolio of cash equivalents, short-term investments through a variety of securities owned that primarily includes common stocks, loans receivable and investments in partnership interests. Our cash and cash equivalents through September 30, 2018 included amounts in bank checking and liquid money market accounts. We may be exposed to interest rate risk through trading activities in convertible and fixed income securities as well as U.S. Treasury securities, however, based on our daily monitoring of this risk, we believe we currently have limited exposure to interest rate risk in these activities.

Foreign Currency Risk

The majority of our operating activities are conducted in U.S. dollars. Revenues generated from our foreign subsidiaries totaled $1.3 million for the nine months ended September 30, 2018 or less than 1% of our total revenues of $321.0 million during the nine months ended September 30, 2018. The financial statements of our foreign subsidiaries are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (loss). Transaction gains (losses), which were included in our consolidated statements of income, amounted to a gain of $0.8 million and a loss of $0.9 million during the nine months ended September 30, 2018 and 2017, respectively. We may be exposed to foreign currency risk; however, our operating results during the nine months ended September 30, 2018 included $1.3 million of revenues from our foreign subsidiaries and a 10% appreciation of the U.S. dollar relative to the local currency exchange rates would result in approximately $0.1 million increase in our operating income and a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net decrease in our operating income of approximately $0.1 million for the nine months ended September 30, 2018.

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

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that as of September 30, 2018 our disclosure controls and procedures were effective at the reasonable assurance level.

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

In February 2017, certain former employees filed an arbitration claim with FINRA against WSI alleging misrepresentations in the recruitment of claimants to join WSI. Claimants also allege that WSI failed to support their mortgage trading business resulting in the loss of opportunities during their employment with WSI. Claimants are seeking $10.0 million in damages. WSI has counterclaimed alleging that claimants misrepresented their process for doing business, particularly their capital needs, resulting in substantial losses to WSI. WSI believes the claims are meritless and intends to vigorously defend the action.

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

In September 2017, Frontier State Bank (“Frontier”) filed a lawsuit against Wunderlich Loan Capital Corp., a subsidiary of WIC (“WLCC”), seeking rescission of the purchase a residential mortgage in the amount of $1.3 million. Vanguard Funding, LLC (“Vanguard”) sold the mortgage to WLCC who then assigned its rights to Frontier. Shortly after closing, Frontier was advised that the mortgage had been previously pledged to another lender. In the lawsuit against WLCC, it is alleged that WLCC did not deliver the mortgage to Frontier with clear title. In September 2018, the matter was settled and general releases were exchanged.

Item 1A. Risk Factors.

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 14, 2018. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2017 could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. Except as set forth below, there have been no material changes to the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2017 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

Changes in tax laws or regulations, or to interpretations of existing tax laws or regulations, to which we are subject could adversely affect our financial condition and cash flows.

We are subject to taxation in the United States and in some foreign jurisdictions. Our financial condition and cash flows are impacted by tax policy implemented at each of the federal, state, local and international levels.  We cannot predict whether any changes to tax laws or regulations, or to interpretations of existing tax laws or regulations, will be implemented in the future or whether any such changes would have a material adverse effect on our financial condition and cash flows.  However, future changes to tax laws or regulations, or to interpretations of existing tax laws or regulations, could increase our tax burden or otherwise adversely affect our financial condition and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation, as amended, dated as of August 17, 2015	10-Q	3.1	8/3/2018

4.1	Base Indenture, dated as of November 2, 2016, by and between the registrant and U.S. Bank National Association, as Trustee	8-K	4.1	11/2/2016

4.2	First Supplemental Indenture, dated as of November 2, 2016, by and between the registrant and U.S. Bank National Association, as Trustee	8-K	4.2	11/2/2016

4.3	Form of 7.50% Senior Note due 2021	8-K	4.2	11/2/2016

4.4	Second Supplemental Indenture, dated as of May 31, 2017, by and between the registrant and U.S. Bank National Association, as Trustee	8-K	4.1	5/31/2017

4.5	Form of 7.50% Senior Note due 2027	8-K	4.1	5/31/2017

4.6	Third Supplemental Indenture, dated as of December 13, 2017, by and between the registrant and U.S. Bank National Association, as Trustee	8-K	4.1	12/13/2017

4.7	Form of 7.25% Senior Note due 2027	8-K	4.1	12/13/2017

4.8	Fourth Supplemental Indenture, dated as of May 17, 2018, by and between the Company and U.S. Bank National Association, as Trustee	8-K	4.1	5/17/2018

4.9	Form of 7.375% Senior Note due 2023	8-K	4.2	5/17/2018

4.10	Fifth Supplemental Indenture, dated as of September 11, 2018, by and between the Company and U.S. Bank National Association, as Trustee	8-K	4.1	9/11/2018

4.11	Form of 6.875% Senior Note due 2023	8-K	Exhibit A to Exhibit 4.1	9/11/2018

10.1	2018 Employee Stock Purchase Plan	8-K	10.1	7/31/2018

10.2#	Employment Agreement, dated as of July 10, 2018, by and between the Company and Kenneth M. Young	8-K	10.1	7/16/2018

10.3#	Employment Agreement, dated as of July 10, 2018, by and between B. Riley FBR, Inc. and Andrew Moore	8-K	10.2	7/16/2018

10.4#	Amendment No. 1 to Employment Agreement, dated as of July 10, 2018, by and between the registrant and Bryant R. Riley	8-K	10.3	7/16/2018

10.5#	Amendment No. 1 to Employment Agreement, dated as of July 10, 2018, by and between the registrant and Thomas Kelleher	8-K	10.4	7/16/2018

31.1*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.3*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2018		B. Riley Financial, Inc.

	By:	/s/ PHILLIP J. AHN
Name: Phillip J. Ahn
Title: Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)