Form 10-K
period 2018-12-31
B. Riley Financial, Inc.
filed 2019-03-06
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Common Stock, par value $0.0001 per share

7.25% Senior Notes due 2027

7.50% Senior Notes due 2027

7.375% Senior Notes due 2023

6.875% Senior Notes due 2023

7.50% Senior Notes due 2021

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes: ☐      No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes: ☐      No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).    Yes:  ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ Emerging growth company ☐	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:   ☐     No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Market on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $435.1 million. For purposes of this calculation, it has been assumed that all shares of the registrant's common stock held by directors, executive officers and stockholders beneficially owning ten percent or more of the registrant's common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

The number of shares outstanding of the registrant’s common stock as of February 28, 2019 was 26,646,043.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to the registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

B. RILEY FINANCIAL, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

PART I

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “may,” “will,” “should,” “could,” “future,” “likely,” “predict,” “project,” “potential,” “continue,” “estimate” and similar expressions are generally intended to identify forward-looking statements, but are not exclusive means of identifying forward-looking statements in this Annual Report. You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Annual Report was filed with the Securities and Exchange Commission (the “SEC”). Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in “Part I—Item 1A. Risk Factors” contained in this Annual Report. Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: volatility in our revenues and results of operations; changing conditions in the financial markets; our ability to generate sufficient revenues to achieve and maintain profitability; the short term nature of our engagements; the accuracy of our estimates and valuations of inventory or assets in “guarantee” based engagements; competition in the asset management business; potential losses related to our auction or liquidation engagements; our dependence on communications, information and other systems and third parties; potential losses related to purchase transactions in our Auction and Liquidations business; potential significant liability and harm to our reputation if we are required to pay the termination fee or other obligations of Vintage Capital in connection with the ongoing litigation with Rent-A-Center, the potential loss of financial institution clients; potential losses from or illiquidity of our proprietary investments; changing economic and market conditions; potential liability and harm to our reputation if we were to provide an inaccurate appraisal or valuation; potential mark-downs in inventory in connection with purchase transactions; failure to successfully compete in any of our segments; loss of key personnel; our ability to borrow under our credit facilities as necessary; failure to comply with the terms of our credit agreements; our ability to meet future capital requirements; our ability to realize the benefits of our completed and proposed acquisitions, including our ability to achieve anticipated opportunities and operating cost savings, and accretion to reported earnings estimated to result from completed and proposed acquisitions in the time frame expected by management or at all; our ability to promptly and effectively integrate our business with that of magicJack; the reaction to the magicJack acquisition of our and magicJack’s customers, employees and counterparties; and the diversion of management time on acquisition-related issues. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 1. BUSINESS

General

B. Riley Financial, Inc. (NASDAQ: RILY) and its subsidiaries provide collaborative financial services and solutions through several operating subsidiaries including:

•	B. Riley FBR, Inc. (“B. Riley FBR”) is a leading, full service investment bank providing financial advisory, corporate finance, research, securities lending and sales and trading services to corporate, institutional and high net worth individual clients. B. Riley FBR was formed in November 2017 through the merger of B. Riley & Co, LLC and FBR Capital Markets & Co., which the Company acquired in June 2017; the name of the combined broker dealer was subsequently changed to B. Riley FBR, Inc.

•	B. Riley Wealth Management, Inc provides comprehensive wealth management and brokerage services to individuals and families, corporations and non-profit organizations, including qualified retirement plans, trusts, foundations and endowments. B. Riley Wealth Management was formerly Wunderlich Securities, Inc., which the Company acquired on July 3, 2017 and changed the name in June 2018.

•	B. Riley Capital Management, LLC, a Securities and Exchange Commission (“SEC”) registered investment advisor, which includes:

o	B. Riley Asset Management, an advisor to certain private funds and to institutional and high net worth investors;

o	Great American Capital Partners, LLC (“GACP”), the general partner of two private funds, GACP I, L.P. and GACP II, L.P., both direct lending funds that provide senior secured loans and second lien secured loan facilities to middle market public and private U.S. companies.

•	GlassRatner Advisory & Capital Group LLC (“GlassRatner”), a specialty financial advisory services firm that provides consulting services to shareholders, creditors and companies, including due diligence, fraud investigations, corporate litigation support, crisis management and bankruptcy services. We acquired GlassRatner on August 1, 2018. GlassRatner strengthens B. Riley’s diverse platform and compliments the restructuring services provided by B. Riley FBR.

•	Great American Group, LLC, a leading provider of asset disposition and auction solutions to a wide range of retail and industrial clients.

•	Great American Group Advisory and Valuation Services, LLC, a leading provider of appraisal and valuation services for asset based lenders, private equity firms and corporate clients.

We also pursue a strategy of investing in or acquiring companies which we believe have attractive investment return characteristics. We acquired United Online, Inc. (“UOL”) on July 1, 2016 and magicJack VocalTec Ltd. (“magicJack”) on November 14, 2018 as part of our principal investment strategy.

•	UOL is a communications company that offers consumer subscription services and products, consisting of Internet access services and devices under the NetZero and Juno brands primarily sold in the United States.

•	magicJack is a Voice over IP (“VoIP”) cloud-based technology and services communications provider.

We are headquartered in Los Angeles with offices in major cities throughout the United States including New York, Chicago, Boston, Dallas, Memphis, Metro Washington D.C and West Palm Beach.

For financial reporting purposes we classify our businesses into four operating segments: (i) Capital Markets, (ii) Auction and Liquidation, (iii) Valuation and Appraisal and (iv) Principal Investments - United Online and magicJack.

Capital Markets Segment. Our Capital Markets segment provides a full array of investment banking, corporate finance, consulting, financial advisory, research, securities lending, wealth management and sales and trading services to corporate, institutional and high net worth clients. Our corporate finance and investment banking services include merger and acquisitions as well as restructuring advisory services to public and private companies, initial and secondary public offerings, and institutional private placements. In addition, we trade equity securities as a principal for our account, including investments in funds managed by our subsidiaries. Our Capital Markets segment also includes our asset management businesses that manage various private and public funds for institutional and individual investors.

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

Principal Investments - United Online and magicJack Segment. Our Principal Investments - United Online and magicJack segment consists of businesses which have been acquired primarily for attractive investment return characteristics. Currently, this segment includes UOL, through which we provide consumer Internet access, and magicJack, through which we provide VoIP communication and related product and subscription services.

Recent Developments

On June 17, 2018, B. Riley Financial, Inc. (the “Company” or “B. Riley”) entered into certain agreements pursuant to which B. Riley agreed to provide certain debt and equity funding and other support in connection with the acquisition (the “Acquisition”) by Vintage Rodeo Parent, LLC (the “Vintage Parent”), of Rent-A-Center, Inc. (“Rent-A-Center”), contemplated by that certain merger agreement dated as of June 17, 2018, by and among Vintage Parent, Vintage Rodeo Acquisition, Inc. a wholly owned subsidiary of Vintage Parent (the “Merger Sub” or the “Borrower”), and Rent-A-Center (the “Merger Agreement”).

In connection therewith, B. Riley and Vintage RTO, L.P., an affiliate of Vintage Parent (“Vintage Merger Guarantor”), entered into a Limited Guarantee dated as of June 17, 2018 (the “Limited Guarantee”), in favor of Rent-A-Center, pursuant to which B. Riley and Vintage Merger Guarantor (together, the “Merger Guarantors”) agreed to guarantee, jointly and severally, to Rent-A-Center the payment, performance and discharge of all of the liabilities and obligations of Vintage Parent and Merger Sub under the Merger Agreement when required in accordance with the Merger Agreement (the “Guaranteed Obligations”), including without limitation, (i) termination fees in the amount of $126.5 million due to Rent-A-Center if the Merger Agreement is properly terminated (the “Termination Fee”); and (ii) reimbursement and indemnification obligations when required (collectively, the “Guarantee Obligations”), provided, that the liability under the Limited Guarantee shall not exceed $128.5 million.

In connection with the execution of the Limited Guarantee, the Company entered into a Mutual Indemnity/Contribution Agreement, dated as of June 17, 2018 (the “Mutual Indemnity Agreement”), with the Vintage Merger Guarantor and Samjor Family, LP (collectively, the “Vintage Indemnity Parties”). Under the Mutual Indemnity Agreement, the Vintage Guarantors agreed, jointly and severally, to indemnify and hold harmless B. Riley and its affiliates from damages and liabilities arising out of the Guarantee Obligations, other than those caused B. Riley’s failure to fund under their debt or equity commitments.

On December 18, 2018, Rent-A-Center purported to terminate the Merger Agreement because the end date of the agreement was allegedly not extended prior to December 17, 2018 by Vintage Parent. Rent-A-Center delivered notice of such termination to Vintage Parent, and notified Vintage Parent of its obligation under the terms of the Merger Agreement to pay Rent-A-Center the Termination Fee within three business days.

On December 18, 2018, Vintage Capital Management, LLC, an affiliate of Vintage Parent (“Vintage Capital”), delivered a letter to Rent-A-Center stating that Rent-A-Center’s purported termination of the Merger Agreement is invalid, that it believes the Merger Agreement remains in effect.  On December 21, 2018, Vintage Capital filed a complaint in the Court of Chancery of the State of Delaware (the “Court”) challenging Rent-A-Center’s purported termination of the Merger Agreement and demand for payment of the Termination Fee. The relief sought by Vintage Capital includes declaratory judgements that the Merger Agreement has not been terminated and remains in full force and effect, that Rent-A-Center has breached its obligations under the Merger Agreement and is not excused from failing to comply with its obligations thereunder and that the Termination Fee is an unenforceable penalty.

On December 28, 2018, Rent-A-Center provided each of B. Riley and the Vintage Merger Guarantors with a written request under the Limited Guarantee (a “Performance Demand”), to promptly, and in any event within ten (10) Business Days, pay to Rent-A-Center the Guaranteed Obligations (including the Termination Fee) in full.

On December 30, 2018, B. Riley filed a motion in the Court to intervene in the above referenced case filed by Vintage Capital pursuant to which B. Riley is seeking declaratory judgments, among other things, that the parties agreed to extend the End Date under the Merger Agreement and that Rent-A-Center is estopped from terminating the Merger Agreement, that Rent-A-Center has breached the Merger Agreement and its obligations of good faith and fair dealing in connection with consummating the Merger, and that the Termination Fee is an unenforceable penalty. B. Riley is also seeking an award of costs and reasonable attorneys’ fees and such other further relief as the Court finds equitable and appropriate.

At a hearing held on December 31, 2018, the Court stated that it would grant a temporary restraining order to preserve the status quo, which order would prohibit Rent-A-Center from engaging in certain transactions pending an expedited trial on the merits. On January 3, 2019, the Court granted B. Riley’s motion to intervene in the Vintage Capital case and on January 7, 2019, the Court granted a temporary restraining order restricting Rent-A-Center from engaging in certain transactions prior to the trial on the merits scheduled for February 11, 2019.  On February 11th and 12th, a trial was held in Delaware, post-trial briefs were filed on February 22, 2019 and March 1, 2019. A post-trial hearing has been scheduled for March 11, 2019. The Company believes that it is reasonably possible that the Court will rule in favor of the Performance Demand. The amount of possible loss is not estimable; however, the range of loss could be from $0 to $128.5 million.

On November 14, 2018, the Company entered into an agreement to acquire shares of National Holdings Corporation (“National Holdings”), a Nasdaq-listed issuer, from Fortress Biotech, Inc. for an aggregate purchase price totaling approximately $22.9 million. The transaction was completed in two tranches. In the first tranche, which was completed in the fourth quarter of 2018, the Company acquired shares representing 24% of the total outstanding shares of National Holdings. The second tranche was contingent upon receipt of the approval of Financial Industry Regulatory Authority, Inc., which was obtained in the first quarter of 2019. As a result of the closing of the second tranche, the Company now holds 49% of the outstanding shares of National Holdings. The equity ownership in National Holdings is accounted for under the equity method of accounting.

BRPI Acquisition Co LLC, a Delaware corporation (“BRPAC”), UOL, and YMax Corporation, a Delaware corporation (“YMax”; and, together with BRPAC and UOL, the “Borrowers”), our indirect wholly-owned subsidiaries, in their capacity of borrowers, entered into a credit agreement (the “ BRPAC Credit Agreement”) dated December 19, 2018, with the Banc of California, N.A. in its capacity as agent and lender and with the other lenders party thereto. Certain of the Borrowers’ U.S. subsidiaries are guarantors of all obligations under the BRPAC Credit Agreement and are parties to the BRPAC Credit Agreement in such capacity (collectively, the “Secured Guarantors”; and, together with the Borrowers, the “Credit Parties”). In addition, we and B. Riley Principal Investments, LLC, the parent corporation of BRPAC and our subsidiary, are guarantors of the obligations under BRPAC Credit Agreement pursuant to standalone guaranty agreements pursuant to which the shares of outstanding membership interests of the BRPAC are pledged as collateral. The obligations under the BRPAC Credit Agreement are secured by first-priority liens on, and a first-priority security interest in, substantially all of the assets of the Credit Parties, including a pledge of (a) 100% of the equity interests of the Credit Parties, (b) 65% of the equity interests in United Online Software Development (India) Private Limited, a private limited company organized under the laws of India and (c) 65% of the equity interests in magicJack. The credit facilities under the BRPAC Credit Agreement consist of: (a) a term credit facility under which the Borrowers may borrow up to $80.0 million on the closing date with a final maturity date of five years from the closing date; and (b) an optional accordion term loan credit facility under which the Borrowers may borrow up to $10.0 million with a final maturity date of five years from the closing date. On February 1, 2019, the Borrowers entered into the First Amendment to Credit Agreement and Joinder with City National Bank as a new lender in which the new lender extended to Borrowers the additional $10.0 million as further discussed in Note 11 to the accompanying financial statements. Borrowings under the BRPAC Credit Agreement are due in quarterly installments commencing on March 31, 2019 with any remaining amounts outstanding due at maturity. The borrowings under the BRPAC Credit Agreement bear interest equal to the LIBOR plus a margin of 2.50% to 3.00% depending on the Borrowers’ consolidated total funded debt ratio as defined in the BRPAC Credit Agreement. The proceeds of the BRPAC Credit Agreement were used to refinance a portion of the purchase price of the recently closed acquisition of magicJack and to pay related costs. Borrowings under the BRPAC Credit Agreement will bear interest at a rate equal to (A) the LIBOR Rate for Eurodollar loans, plus (B) the applicable margin rate, which ranges from two and one-half percent (2.5%) to three percent (3.0%) per annum. Amounts outstanding under the Credit Facilities are due in quarterly installments commencing on March 31, 2019 with any remaining amounts outstanding due at maturity.

On September 6, 2018, we entered into an underwriting agreement (the “Underwriting Agreement”) with B. Riley FBR, as representative of several underwriters named in the Underwriting Agreement, pursuant to which we agreed to sell to the underwriters up to an aggregate principal amount of $87.0 million of the 6.875% Senior Notes due September 2023 (the “6.875% 2023 Notes”), plus an additional $13.1 million aggregate principal amount to cover underwriter overallotments. As of December 31, 2018, we have sold approximately $100.1 million of the 6.875% 2023 Notes. The 6.875% 2023 Notes were issued pursuant to the Indenture between us and U.S. Bank, National Association, as trustee. The 6.875% 2023 Notes sold under the Underwriting Agreement were issued pursuant to a prospectus dated April 6, 2018, as supplemented by a prospectus supplement dated September 7, 2018, each filed with the SEC pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-223789), which was declared effective by the SEC on April 6, 2018.

During 2017 and 2018, we entered into a series of related At the Market Issuance Sales Agreements (the “Sales Agreements”) with B. Riley FBR, Inc. governing an ongoing program of at-the-market sales of our senior notes.  We filed prospectus supplements under which we sold the senior notes on June 28, 2017, December 19, 2017, April 25, 2018, June 5, 2018 and December 18, 2018.  Each of these prospectus supplements was filed pursuant to an effective Registration Statement on Form S-3.  In aggregate, we have sold senior notes having an aggregate principal balance of $467.2 million under the Sales Agreements and related prospectus supplements.  Our most recent Sales Agreement was entered into on December 18, 2018 (the “December 2018 Program”), and, under the related prospectus supplement, we may offer and sell up to $75.0 million of the senior notes.  As of December 31, 2018, we had $75.0 million remaining availability under the December 2018 Program.

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

Pursuant to the Agency Agreement, the Joint Venture agreed to pay (a) a cash purchase price of approximately $560.0 million (the “Cash Purchase Price”), which includes all amounts due and owing by the Debtors to the lenders under that certain debtor in possession financing facility, the cash amounts used to collateralize certain letters of credit and an amount to fund the payment of certain fees and expenses incurred by the Debtors’ professionals, (b) a credit bid of $125.0 million, and (c) $93.8 million to pay for certain administrative expenses of the Debtors as reflected in an agreed upon wind down budget. In exchange for such payments and the payment of certain expenses, the Joint Venture received the right to receive all proceeds (cash or otherwise) of any of the Debtors' Assets except as otherwise set forth in the Agency Agreement (the “Proceeds”). The sale of inventory and certain of the assets of Bon-Ton through a going-out-of-business sale was completed on August 31, 2018. The Joint Venture continues to wind down the business activities of Bon-Ton and sale of certain real property, among other items, in accordance with the Agency Agreement.

To fund GA’s portion of the Cash Purchase Price, GA borrowed (i) $300.0 million from Wells Fargo Bank, N.A. (“Wells Fargo Bank”) pursuant to an amended and restated consent dated April 19, 2018 to that certain credit agreement among GA, its affiliates and Wells Fargo Bank, as amended (the “Credit Agreement”), and (ii) approximately $51.0 million from GACP II, L.P., a direct lending fund managed by GACP, an affiliate of GA and a wholly owned subsidiary of the Company. Each of these loans is to be repaid from the Proceeds after the payment of certain expenses incurred by the Joint Venture in connection with the sale. In connection with the borrowing from Wells Fargo Bank, the maximum borrowing limit under the Credit Agreement was increased solely for purposes of the Bon-Ton Transactions from $200.0 million to $300.0 million and reverted back to $200.0 million upon repayment of the amounts borrowed in connection with the Bon-Ton Transactions. The amounts borrowed in connection with the Bon-Ton Transaction were fully repaid in the third quarter of 2018.

On March 15, 2018, we were a party to a Secondary Stock Purchase Agreement with ACP BD Investments, LLC (“ACP”) which required us to purchase 950,000 shares of our common stock at $18.25 per share or approximately $17.3 million in cash. The stock was repurchased from ACP on April 2, 2018 and we retired the shares.

On January 12, 2018, we converted a loan receivable from bebe stores, inc. (“bebe”) in the amount of $16.9 million in principal and accrued interest into 2,819,528 shares of common stock of bebe, representing a conversion price at $6.00 per share. On January 12, 2018, we also purchased 500,000 shares of bebe common stock at $6.00 per share of which 250,000 shares were newly issued common stock by bebe and 250,000 shares were purchased from the majority shareholder of bebe. In total, the we acquired 3,319,528 shares of bebe common stock. In connection with such transactions, bebe fixed the size of its board of directors at five members of which two employees of we were newly appointed to the bebe board. At December 31, 2018, we had an ownership of approximately 30.1% of bebe’s outstanding common shares.

On November 9, 2017, we entered into an Agreement and Plan of Merger (the “magicJack Merger Agreement”) with B. R. Acquisition Ltd., an Israeli corporation and wholly-owned subsidiary of the ours (“Merger Sub”), and magicJack VocalTec Ltd., an Israeli corporation (“magicJack”), pursuant to which Merger Sub will merge with and into magicJack, with magicJack continuing as the surviving corporation and as an indirect subsidiary of ours. Subject to the terms and conditions of the magicJack Merger Agreement, each outstanding share of magicJack converted into the right to receive $8.71 in cash without interest, representing approximately $143.1 million in aggregate merger consideration. The closing of the transaction was subject to the receipt of certain regulatory approvals and the satisfaction of other closing conditions. The acquisition of magicJack closed in November of 2018.

Our Business

B. Riley FBR

Investment Banking and Corporate Finance

B. Riley FBR’s investment banking professionals provide equity and debt capital raising, merger and acquisition, financial advisory and restructuring advisory services to both private and publicly traded companies. Those services include: follow-on public offerings, debt and equity private placements, debt refinancing, corporate debt and equity security repurchases, and buy-side and sell-side representation, divestitures/carveouts, leveraged buyouts, management buyouts, strategic alternatives reviews, fairness opinions, valuations, return-of-capital advisory, hostile/activist advisory, and options trading programs.

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

Capital Management

We provide investment management services under our subsidiary, B. Riley Capital Management, LLC, an SEC registered investment advisor. The registered investment advisor manages one mutual fund and certain other private investment funds, including a fund of funds. All of the funds managed typically invest in both public and private equity and debt. Investors in the various funds include institutional, high net worth, and individual investors. GACP is the general partner of GACP I, L.P. and GACP II, L.P., direct lending funds that provide senior secured loans and second lien secured loan facilities to middle market public and private U.S. companies.

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

B. Riley Wealth Management

Wealth Management

B. Riley Wealth Management provides comprehensive wealth management and brokerage services to individuals and families, corporations and non-profit organizations, including qualified retirement plans, trusts, foundations and endowments. Our financial advisors provide a broad range of investments and services to our clients, including financial planning services. Wunderlich Securities, Inc. (“Wunderlich”) was established in 1996 and headquartered in Memphis, Tennessee. Wunderlich became a wholly-owned subsidiary of B. Riley Financial, Inc., in July 2017 and its operations are included in our Capital Markets segment. In June 2018, Wunderlich changed its name to B. Riley Wealth Management, Inc.

GlassRatner

Financial Advisory Services

GlassRatner, a specialty financial advisory services firm we acquired on August 1, 2018, provides consulting services to shareholders, creditors and companies, including due diligence, fraud investigations, corporate litigation support, crisis management and bankruptcy services. The addition of GlassRatner strengthens B. Riley’s diverse platform and compliments the restructuring services provided by B. Riley FBR.

The business described above for B. Riley FBR, B. Riley Wealth Management and GlassRatner is reported in our Capital Markets segment for financial reporting purposes.

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

Principal Investments - United Online and magicJack

We acquired UOL on July 1, 2016 and magicJack on November 14, 2018 as part of our principal investment strategy. UOL’s primary pay service is Internet access, offered under the NetZero and Juno brands. Internet access includes dial-up service, mobile broadband and DSL. magicJack is a VoIP cloud-based technology and services communications provider and the inventor of the magicJack devices.

Internet Access

Our Internet access services consist of dial-up, mobile broadband and, to a much lesser extent, DSL services. Our dial-up Internet access services are provided on both a free and pay basis, with the free services subject to hourly and other limitations. Basic pay dial-up Internet access services include accelerated dial-up Internet access and an email account. Our Internet access services are also bundled with additional benefits, including antivirus software and enhanced email storage, although we also offer each of these features and certain other value-added features as stand-alone pay services. We offer mobile broadband devices for sale in connection with our mobile broadband services. We also generate revenues from the resale of telecommunications to third parties. Over the past several years revenues from paid subscription services have declined year over year as a result of a decline in the number of paid subscribers for our services.  Management believes the decline in paid subscriber accounts is primarily attributable to the industry trends of consumers switching from dial-up Internet access to high speed Internet access such as cable and DSL.  Management expects revenues in the Principal Investments - United Online and magicJack segment to continue to decline year over year.

magicJack Devices

The magicJack is a VoIP device weighing about one ounce which includes an initial access right period. During the initial access right period customers receive free VoIP phone service for their home, business or while traveling to call anywhere in the United States and Canada. The initial access right period for the different versions of the device have ranged from three to twelve months. The current device available for purchase is the magicJack GO, which includes a twelve month access right period. magicJack devices are sold either directly to customers through our website or through retailers.

Mobile apps

The Company also offers the magicApp and magicJack Connect mobile apps, which are applications that allow users to make and receive telephone calls through their smart phones or devices. The magicApp and magicJack Connect are mobile apps available for both iOS and Android. The mobile apps allow customers to place and receive telephone calls in the U.S. or Canada on their mobile devices through either an existing or new magicJack account. The mobile apps also give users the ability to add a second phone number to their smart phone for a monthly or annual fee. Customers may purchase international minutes to place telephone calls through the magicJack device or mobile apps to locations outside of the U.S. and Canada.

Access Right Renewals

Customers who own a magicJack device or mobile app may renew access rights for periods ranging from one month to three years.

Other magicJack-Related Products

The Company offers customers other optional products related to their magicJack devices and services, such as custom or vanity phone numbers, Canadian phone numbers and the ability to either change their existing phone numbers or port them to a magicJack device.

Prepaid Minutes

The Company’s customers can purchase international minutes on a prepaid basis.

Access and Wholesale Charges

The Company generates revenues from access and termination fees charged to other carriers, as well as wholesaling telephone service to VoIP providers and telecommunication carriers.

UCaaS Services and Equipment

The Company provides hosted communication services and sells hardware and network equipment that are compatible with the service, through its subsidiary, Broadsmart Global, Inc. (“Broadsmart”), which has a track record of provisioning and delivering complex Unified Communication as a Service (“UCaaS”) solutions to blue chip corporate customers on a nationwide basis.

Advertising and other revenue

Advertising and other revenues are primarily derived from various advertising, marketing and media-related initiatives. The majority of our advertising and other revenues include advertising revenues from search placements, display advertisements and online market research associated with our Internet access and email services.

The business described above for UOL and magicJack is reported in our Principal Investments — UOL and magicJack segment.

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

B. Riley Wealth Management

We act as financial wealth management advisors to individuals, families, small businesses, non-profit organizations, and qualified retirement plans.  Our investment services are primarily comprised of asset management services to meet the financial plans, financial goals and needs of our customers. We service our customers through a network of 20 branch offices located in 13 states primarily located in the Mid-west and Southern section of the United States.

GlassRatner

We provide specialty financial advisory services to companies, shareholders, creditors and investors on complex business problems and critical board level agenda items including transaction advisory and due diligence, fraud investigations, corporate litigation, business valuations, crisis management and bankruptcy. We provide bankruptcy and restructuring services, forensic accounting and litigation support, valuation services, and real estate consulting.

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

magicJack

magicJack provides complete VoIP phone service for home, business and while traveling. We sell services through retailers, wholesalers or directly to consumers over the Internet in the United States and Canada. The Company has experience provisioning and delivering complex UCaaS solutions to corporate customers on a nationwide basis and it services multi-location, geographically diverse enterprises. The Company provides customers with an ability to make and receive telephone calls through their smart phones, add a second phone number to their smart phone and purchase prepaid minutes to place telephone calls through the magicJack device or mobile apps to locations outside of the U.S. and Canada.

Competition

B. Riley FBR, B. Riley Wealth Management and GlassRatner

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

magicJack

The principal competitors for our products and services include the traditional telephone service providers, such as AT&T, Inc., CenturyLink, Inc. and Verizon Communications Inc., which provide telephone service using the public switched telephone network. Certain of these traditional providers have also added, or are planning to add, broadband telephone services to their existing telephone and broadband offerings. We also face, or expect to face, competition from cable companies, such as Cablevision Systems Corp., Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc. and Time Warner Cable (a division of Time Warner Inc.), which offer broadband telephone services to their existing cable television and broadband offerings. Further, wireless providers, including AT&T Mobility, Inc., Sprint Corporation, T-Mobile USA Inc., and Verizon Wireless, Inc. offer services that some customers may prefer over wireline-based service. In the future, as wireless companies continue to offer services at lower prices, their services may become more attractive to customers as a replacement for broadband or wireline-based phone service.

We face competition on magicJack device sales from Apple, Samsung, Motorola and other manufacturers of smart phones, tablets and other hand held wireless devices. Also, we compete against established alternative voice communication providers, such as Vonage, Google Voice, Ooma, and Skype, which is another non-interconnected voice provider, and may face competition from other large, well-capitalized Internet companies. In addition, we compete with independent broadband telephone service providers.

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

B. Riley FBR and B. Riley Wealth Management, our broker-dealer subsidiaries, are subject to regulations governing every aspect of the securities business, including the execution of securities transactions; capital requirements; record-keeping and reporting procedures; relationships with customers, including the handling of cash and margin accounts; the experience of and training requirements for certain employees; and business interactions with firms that are not members of regulatory bodies.

B. Riley FBR and B. Riley Wealth Management are registered as securities broker-dealers with the SEC and are members of FINRA. FINRA is a self-regulatory body composed of members such as our broker-dealer subsidiary that have agreed to abide by the rules and regulations of FINRA. FINRA may expel, fine and otherwise discipline member firms and their employees. B. Riley FBR and B. Riley Wealth Management are licensed as broker-dealers in 50 states in the U.S., requiring us to comply with the laws, rules and regulations of each such state. Each state may revoke the license to conduct securities business, fine and otherwise discipline broker-dealers and their employees. We are also registered with NASDAQ and must comply with its applicable rules.

B. Riley FBR and B. Riley Wealth Management are also subject to the SEC’s Uniform Net Capital Rule, Rule 15c3-1, which may limit our ability to make withdrawals of capital from our broker-dealer subsidiaries. The Uniform Net Capital Rule sets the minimum level of net capital a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid. In addition, B. Riley FBR and B. Riley Wealth Management are subject to certain notification requirements related to withdrawals of excess net capital.

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

Our asset management subsidiaries, B. Riley Capital Management, LLC and B. Riley Wealth Management are SEC-registered investment advisers, and accordingly subject to regulation by the SEC. Requirements under the Investment Advisors Act of 1940 include record-keeping, advertising and operating requirements, and prohibitions on fraudulent activities.

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

In the United States, magicJack is subject to federal regulation under the rules and regulations of the Federal Communications Commission (“FCC” or the “Commission”) and various state and local regulations. magicJack provides broadband telephone services using VoIP technology and/or services treated as information services by the FCC. magicJack is also licensed as a Competitive Local Exchange Carrier (“CLEC”) and is subject to extensive federal and state regulation applicable to CLECs. The FCC has to date asserted limited statutory jurisdiction and regulatory authority over the operations and offerings of certain providers of broadband telephone services, including non-interconnected VoIP. FCC regulations may now, or may in the future, be applied to magicJack’s broadband telephone operations. Other FCC regulations apply to magicJack because it provides international calling capability. Some of the magicJack’s operations are also subject to regulation by state public utility commissions (“PUCs”).

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act revised the U.S. corporate income tax by, among other things, lowering the federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, providing an exemption from U.S. federal tax for dividends received from foreign subsidiaries, and creating new taxes on certain foreign sourced earnings. In the fourth quarter of 2017, we recorded a provisional tax expense of $13.1 million, related to the remeasurement of our net deferred tax assets to reflect the reduction in the corporate income tax rate and tax expense related to non-U.S. activities resulting from the Tax Act.  During the fourth quarter of 2018, the Company completed its accounting for the provisional amounts recognized at December 31, 2017 and the impact was not significant.  See Note 15 to the accompanying financial statements for additional information.

Employees

As of December 31, 2018, we had 1,071 full time employees. We are not a party to any collective bargaining agreements. We have never experienced a work stoppage or strike and believe that relations with our employees are good.

Acquisition of magicJack

On November 9, 2017, we entered into the magicJack Merger Agreement with B. R. Acquisition Ltd., an Israeli corporation and wholly-owned subsidiary of ours (“Merger Sub”), pursuant to which Merger Sub would merge with and into magicJack, with magicJack continuing as the surviving corporation and as an indirect subsidiary of the Company. Pursuant to the terms of the magicJack Merger Agreement, customary closing conditions were satisfied, and the acquisition was completed on November 14, 2018. Subject to the terms and conditions of the magicJack Merger Agreement, each outstanding share of magicJack converted into the right to receive $8.71 in cash without interest, representing approximately $143.1 million in aggregate merger consideration.

Acquisition of Wunderlich

On May 17, 2017, we entered into a Merger Agreement (the “Wunderlich Merger Agreement”) with Wunderlich. Pursuant to the Wunderlich Merger Agreement, customary closing conditions were satisfied and the acquisition was completed on July 3, 2017. The total consideration of $65.1 million paid to Wunderlich shareholders in connection with the Wunderlich acquisition was comprised of (a) cash in the amount of $29.7 million; (b) 1,974,812 newly issued shares of our common stock at closing which were valued at $31.5 million for accounting purposes determined based on the closing market price of our shares of common stock on the acquisition date on July 3, 2017, less a 13.0% discount for lack of marketability as the shares issued are subject to certain escrow provisions and restrictions that limit their trade or transfer; and (c) 821,816 newly issued common stock warrants with an estimated fair value of $3.9 million. The common stock and common stock warrants issued includes 387,365 common shares and 167,352 common stock warrants that are held in escrow and subject to forfeiture to indemnify us for certain representations and warranties in connection with the acquisition. We believe that the acquisition of Wunderlich will allow us to benefit from wealth management, investment banking, corporate finance, and sales and trading services provided by Wunderlich. The acquisition of Wunderlich is accounted for using the purchase method of accounting. We also entered into a registration rights agreement with certain shareholders of Wunderlich (the “Registration Rights Agreement”) on July 3, 2017 for the shares issued in connection with the Wunderlich Merger Agreement. The Registration Rights Agreement provides the Wunderlich shareholders with the right to notice of and, subject to certain conditions, the right to register shares of our common stock in certain future registered offerings of shares of our common stock. In June 2018, Wunderlich changed its name to B. Riley Wealth Management, Inc.

Acquisition of FBR

On June 1, 2017, we completed the purchase of all of the outstanding common stock of FBR, a mid-sized investment bank with operations primarily in Washington D.C and New York, pursuant to a purchase agreement we entered into with FBR on February 17, 2017. The aggregate purchase price for the acquisition was $73.5 million in a stock transaction through the issuance of 4,831,633 shares of our common stock. Upon completion of the acquisition, we integrated and merged the investment banking operations of BRC with and into FBR and changed the name of FBR to B. Riley FBR.

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

Global economic and political uncertainty, including Brexit, could adversely affect our revenue and results of operations.

As a result of the international nature of our business, we are subject to the risks arising from adverse changes in global economic and political conditions. Uncertainty about the effects of current and future economic and political conditions on us, our customers, suppliers and partners makes it difficult for us to forecast operating results and to make decisions about future investments. Deterioration in economic conditions in any of the countries in which we do business could result in reductions in sales of our products and services and could cause slower or impaired collections on accounts receivable, which may adversely impact our liquidity and financial condition.

On June 23, 2016, eligible members of the electorate in the United Kingdom decided by referendum to leave the European Union, commonly referred to as “Brexit”. On March 29, 2017, the United Kingdom formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Events related to Brexit are causing significant political uncertainty in both the United Kingdom and the European Union. The impact of Brexit and the resulting effect on the political and economic future of the United Kingdom and the European Union is uncertain, and our business may be adversely affected in ways we do not currently anticipate. Brexit may result in a significant change in the British regulatory environment, which may likely increase our compliance costs. We may find it more difficult to conduct business in the United Kingdom and the European Union, as Brexit may result in increased restrictions on the movement of capital, goods and personnel. Depending on the outcome of negotiations between the United Kingdom and the European Union regarding the terms of Brexit, we may decide to relocate or otherwise alter our European operations to respond to the new business, legal, regulatory, tax and trade environments that may result.

As with any political instability or adverse political developments in or around any of the major countries in which we do business, developments related to Brexit may materially and adversely affect with customers, suppliers and employees and could harm our business, results of operations and financial condition.

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

Our underwriting and market making activities may place our capital at risk.

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

Our clients engaging us with respect to mergers and acquisitions often rely on access to the secured and unsecured credit markets to finance their transactions. The lack of available credit and the increased cost of credit could adversely affect the size, volume and timing of our clients’ merger and acquisition transactions-particularly large transactions-and adversely affect our investment banking business and revenues.

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

Our executive officers, directors and their affiliates own or control, in the aggregate, approximately 23.4% of our outstanding common stock as of December 31, 2018. In particular, our Co-Chairman and Chief Executive Officer, Bryant R. Riley, owns or controls, in the aggregate, 4,536,475 shares of our common stock or 17.1% of our outstanding common stock as of December 31, 2018. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:

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

We are involved in pending litigation in connection with the purported termination of the Merger Agreement between Vintage Capital and Rent-A-Center, and may incur significant costs or liabilities in connection with the litigation or the termination of the Merger Agreement. Even if the litigation is successful, we, together with other third party transaction partners, may remain subject to certain financial commitments which obligate us to ensure funding for Vintage to complete the acquisition, including the provision of debt and equity funding, and a guarantee of certain of Vintage’s obligations.

As described in more detail in Item 3. LEGAL PROCEEDINGS of Part I of this Annual Report on Form 10-K, Rent-A-Center has asserted that the Merger Agreement with Vintage Capital was terminated, and that we, together with certain other third parties as guarantors pursuant to the terms of a Limited Guaranty, are obligated to pay Rent-A-Center a termination fee in the amount of $126.5 million and other guaranteed potential obligations of Vintage Capital. Vintage Capital filed a lawsuit in Delaware seeking, among other things, an order declaring that the Merger Agreement was not terminated and that the termination fee is not due to Rent-A-Center. We intervened in the litigation seeking declaratory judgments, among other things, that the Merger Agreement was extended and that Rent-A-Center is estopped from terminating the Merger Agreement, and that the termination fee is an unenforceable penalty. At this time, we cannot predict the ultimate outcome of this matter definitively, and we may be required to pay the termination fee or other financial commitments of Vintage Capital. Further, the litigation could prove costly, and could divert management’s attention and company resources and harm our reputation. If one or more of the foregoing occur, it could have a material negative impact on our business and could have a negative impact on the price of our securities.

Even if the litigation is successful, we, along with Vintage’s subsidiaries, and affiliates of Guggenheim Corporate Funding, LLC, may remain subject to commitments to provide an aggregate principal amount of approximately $1.1 billion in debt to finance the acquisition, and to provide equity financing that will be used to fund the remaining portion of the purchase price. We have not allocated funds internally to fulfill our obligations under the Rent-A-Center transaction agreements and expect we will need to syndicate all or a substantial portion of our commitments.  This syndication may not be successful, and, even if we are successful in syndicating our commitments, we may be required to syndicate our commitments on terms unfavorable or disadvantageous to us. If we are unable to obtain funding, or funding sufficient for our financial commitments, we may be required to utilize our internal resources which may have a material adverse effect on our financial condition. In these circumstances, we may be forced to scale back certain of our other initiatives or may be unable to pursue opportunities we feel would be advantageous or beneficial to us. Further, if the acquisition cannot otherwise be completed due, in whole or in part, to our, Vintage or our transaction partners’ failure to honor our collective or respective individual obligations, we may incur additional liability, and our reputation may be harmed due in whole or in part to circumstances beyond our control. We may, through the guarantee, actions of our transaction partners, and due to other circumstances incur liability above and beyond our financial commitments. If one or more of the foregoing circumstances were to occur, this would have a material negative impact on our business and could have a negative impact on the price of our securities.

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

Our common stock price may fluctuate substantially, and your investment could suffer a decline in value.

The market price of our common stock may be volatile and could fluctuate substantially due to many factors, including, among other things:

•	actual or anticipated fluctuations in our results of operations;

•	announcements of significant contracts and transactions by us or our competitors;

•	sale of common stock or other securities in the future;

•	the trading volume of our common stock;
•	changes in our pricing policies or the pricing policies of our competitors; and

•	general economic conditions

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

As a result of the acquisitions of FBR, Wunderlich and magicJack, the historical net operating losses that may be utilized in future taxable years depend on the Company’s actual taxable income in future years. Some of the historical net operating losses from the acquisition of these companies are limited since these companies had a more than 50% ownership shift in accordance with Section 382 of the Internal Revenue Code of 1986, as amended. At December 31, 2018, the Company did not provide a valuation allowance for certain net operating losses if it is more-likely-than-not that future taxable earnings will be sufficient to realize the tax benefits. To the extent that the Company is unable to utilize such net operating losses, it may have a material adverse effect on our financial condition and results of operations.

The tax benefits, grants and other incentives available to us require us to continue to meet various conditions and may be terminated, repaid or reduced in the future, which could increase our costs and taxes.

The Israeli government currently provides major tax and capital investment incentives to domestic companies, as well as grant and loan programs relating to research and development and marketing and export activities. In recent years, the Israeli Government has reduced the benefits available under these programs and the Israeli Governmental authorities have indicated that the government may in the future further reduce, seek repayment or eliminate the benefits of those programs. magicJack currently takes advantage of these programs. There is no assurance that we will continue to meet the conditions of such benefits and programs or that such benefits and programs would continue to be available to us in the future. If we fail to meet the conditions of such benefits and programs or if they are terminated or further reduced, it could have an adverse effect on our business, operating results and financial condition.

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

Our results of operations after the acquisitions of FBR, Wunderlich and magicJack may be affected by factors different from those that affected our independent results of our operations.

Our business and the business of each of FBR, Wunderlich and magicJack differ in certain respects and, accordingly, the results of operations of the combined company and the market price of the combined company’s common shares may be affected by factors different from those that affected our independent results of operations.

The combined company may fail to realize the anticipated benefits of our acquisitions of FBR, Wunderlich and magicJack.

The success of the acquisitions of FBR, Wunderlich and magicJack will depend on, among other things, the combined company’s ability to combine the businesses of us, FBR, Wunderlich and magicJack. If the combined company is not able to successfully achieve this objective, the anticipated benefits of each merger may not be realized fully, or at all, or may take longer to realize than expected.

Prior to the consummation of acquisitions, we and each of FBR, Wunderlich and magicJack operated independently. It is possible that the integration process or other factors could result in the loss or departure of key employees, the disruption of the ongoing business of us, FBR, Wunderlich or magicJack, or inconsistencies in standards, controls, procedures and policies. It is also possible that clients, customers and counterparties of us, FBR, Wunderlich or magicJack could choose to discontinue their relationships with the combined company because they prefer doing business with an independent company or for any other reason, which would adversely affect the future performance of the combined company. These transition matters could have an adverse effect on us for an undetermined amount of time after the consummation of the acquisitions of FBR, Wunderlich and magicJack.

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

The FCC and some states require us to obtain prior approval of certain major merger and acquisition transactions, such as the acquisition of control of another telecommunications carrier. Delays in obtaining such approvals could affect our ability to close proposed transactions in a timely manner and could increase our costs and increase the risk of non-consummation of some transactions.

We manage debt investments that involve significant risks and potential additional liabilities.

GACP I., L.P. and GACP II, L.P., both direct lending funds of which our wholly owned subsidiary GACP is the general partner, may invest in secured debt issued by companies that have or may incur additional debt that is senior to the secured debt owned by the fund. In the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of any such company, the owners of senior secured debt (i.e., the owners of first priority liens) generally will be entitled to receive proceeds from any realization of the secured collateral until they have been reimbursed. At such time, the owners of junior secured debt (including, in certain circumstances, the fund) will be entitled to receive proceeds from the realization of the collateral securing such debt. There can be no assurances that the proceeds, if any, from the sale of such collateral would be sufficient to satisfy the loan obligations secured by subordinate debt instruments. To the extent that the fund owns secured debt that is junior to other secured debt, the fund may lose the value of its entire investment in such secured debt.

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

We may experience difficulties in realizing the expected benefits of the acquisition of magicJack.

Our ability to achieve the benefits we anticipate from the acquisition of magicJack will depend in large part upon whether we are able to achieve expected cost savings, manage magicJack’s business and execute our strategy in an efficient and effective manner. Because our business and the business of magicJack differ, we may not be able to manage magicJack’s business smoothly or successfully and the process of achieving expected cost savings may take longer than expected. If we are unable to manage the operations of magicJack’s business successfully, we may be unable to realize the cost savings and other anticipated benefits we expect to achieve as a result of the magicJack acquisition. As a result, our business and results of operations could be adversely affected and the market price of our common stock could be negatively impacted.

The market in which magicJack participates is highly competitive and if we do not compete effectively, our operating results may be harmed by loss of market share and revenues.

The telecommunications industry is highly competitive. We face intense competition from traditional telephone companies, wireless companies, cable companies and alternative voice communication providers and manufacturers of communication devices.

The principal competitors for our products and services include the traditional telephone service providers, such as AT&T, Inc., CenturyLink, Inc. and Verizon Communications Inc., which provide telephone service using the public switched telephone network. Certain of these traditional providers have also added, or are planning to add, broadband telephone services to their existing telephone and broadband offerings. We also face, or expect to face, competition from cable companies, such as Cablevision Systems Corp., Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc. and Time Warner Cable (a division of Time Warner Inc.), which offer broadband telephone services to their existing cable television and broadband offerings. Further, wireless providers, including AT&T Mobility, Inc., Sprint Corporation, T-Mobile USA Inc., and Verizon Wireless, Inc. offer services that some customers may prefer over wireline-based service. In the future, as wireless companies offer more minutes at lower prices, their services may become more attractive to customers as a replacement for broadband or wireline-based phone service.

We face competition on magicJack device sales from Apple, Samsung, Motorola and other manufacturers of smart phones, tablets and other hand held wireless devices. Also, we compete against established alternative voice communication providers, such as Vonage, Google Voice, Ooma, and Skype, which is another non-interconnected voice provider, and may face competition from other large, well-capitalized Internet companies. In addition, we compete with independent broadband telephone service providers.

Increased competition may result in our competitors using aggressive business tactics, including providing financial incentives to customers, selling their products or services at a discount or loss, offering products or services similar to our products and services on a bundled basis at a discounted rate or no charge, announcing competing products or services combined with aggressive marketing efforts, and asserting intellectual property rights or claims, irrespective of their validity.

We believe that some of our existing competitors may choose to consolidate or may be acquired in the future.  Additionally, some of our competitors may enter into alliances or joint ventures with each other or establish or strengthen relationships with other third parties.  Any such consolidation, acquisition, alliance, joint venture or other relationship could adversely affect our ability to compete effectively, lead to pricing pressure, our loss of market share and could harm our business, results of operations and financial condition.

magicJack may face difficulty in attracting new customers, and if we fail to attract new customers, our business and results of operations may suffer.

Most traditional wireline and wireless telephone service providers and cable companies are substantially larger and better capitalized than us and have the advantage of a large existing customer base. Because most of our customers are purchasing communications services from one or more of these providers, our success is dependent upon our ability to attract customers away from their existing providers. In addition, these competitors could focus their substantial financial resources to develop competing technology that may be more attractive to potential customers than what we offer. Our competitors’ financial resources may allow them to offer services at prices below cost or even for free in order to maintain and gain market share or otherwise improve their competitive positions.

magicJack’s competitors also could use their greater financial resources to offer broadband telephone service with more attractive service packages that include on-site installation and more robust customer service. In addition, because of the other services that our competitors provide, they may choose to offer broadband telephone service as part of a bundle that includes other products, such as video, high speed Internet access and wireless telephone service, which we do not offer at the present time. This bundle may enable our competitors to offer broadband telephone service at prices with which we may not be able to compete or to offer functionality that integrates broadband telephone service with their other offerings, both of which may be more desirable to consumers. Any of these competitive factors could make it more difficult for us to attract and retain customers to our products, and cause us to lower our prices in order to compete and reduce our market share and revenues.

magicJack may be unable to obtain enough phone numbers in desirable area codes to meet demand, which may adversely affect our ability to attract new customers and our results of operations.

magicJack’s operations are subject to varying degrees of federal and state regulation. It currently allows customers to select the area code for their desired phone number from a list of available area codes in cities throughout much of the United States. This selection may become limited if we are unable to obtain phone numbers, or a sufficient quantity of phone numbers, including certain area codes, due to exhaustion and consequent shortages of numbers in those area codes, restrictions imposed by federal or state regulatory agencies, or a lack of telephone numbers made available to us by third parties. If we are unable to provide our customers with a nationwide selection of phone numbers, or any phone numbers at all, in all geographical areas and is unable to obtain telephone numbers from another alternative source, or is required to incur significant new costs in connection with obtaining such phone numbers, our relationships with current and future customers may be damaged, causing a shortfall in expected revenue, increased customer attrition, and an inability to attract new customers. As a result, our business, results of operations and financial condition could be materially and adversely affected.

If magicJack’s services are not commercially accepted by customers, our revenues and results of operations will suffer.

Our success in deriving a substantial amount of revenues from magicJack’s broadband telephone service offering sold to consumers and businesses relies on the commercial acceptance of our offering from consumers and business. Although we currently sell our services to a number of customers, it cannot be certain that future customers will find our services attractive. If customer demand for our services declines could have a material adverse effect on our business, results of operations and financial condition.

If magicJack is unable to retain its existing customers, our revenue and results of operations would be adversely affected.

We offer magicJack services pursuant to a subscriber agreement that ranges generally from one month to five years in duration and allows our customers to gain access to our servers for telephone calls. Our customers do not have an obligation to renew their subscriber agreement after their initial term period expires, and these agreements may not be renewed on the same or on more profitable terms. As a result, our ability to grow depends in part on retaining customers for renewals. We may not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the fees imposed by government entities, the prices of comparable services offered by our competitors or reductions in our customers’ spending levels. If our customers do not renew their services, renew on less favorable terms, or do not purchase additional functionality, our revenue may grow more slowly than expected or decline, and our profitability and gross margins may be harmed.

The market for magicJack’s services and products is characterized by rapidly changing technology and our success will depend on our ability to enhance our existing service and product offerings and to introduce new services and products on a timely and cost effective basis.

The market for magicJack’s services and products is characterized by rapidly changing enabling technology, frequent enhancements and evolving industry standards. Our continued success depends on our ability to accurately anticipate the evolution of new products and technologies and to enhance our existing products and services. Historically, several factors have deterred consumers and businesses from using voice over broadband service, including security concerns, inconsistent quality of service, increasing broadband traffic and incompatible software products. If we are unable to continue to address those concerns and foster greater consumer demand for our products and services, our business and results of operations will be adversely affected.

Our success also depends on our ability to develop and introduce innovative new magicJack services and products that gain market acceptance. We may not be successful in selecting, developing, manufacturing and marketing new products and services or enhancing existing products and services on a timely basis. We may experience difficulties with software development, industry standards, design or marketing that could delay or prevent our development, introduction or implementation of new products, services and enhancements. The introduction of new products or services by competitors, the emergence of new industry standards or the development of entirely new technologies to replace existing service offerings could render our existing or future services obsolete. If our services become obsolete due to wide-spread adoption of alternative connectivity technologies, our ability to generate revenue may be impaired. In addition, any new markets into which we attempt to sell our services, including new countries or regions, may not be receptive. If we are unable to successfully develop or acquire new products or services, enhance our existing products or services to anticipate and meet customer preferences or sell magicJack products and services into new markets, our revenue and results of operations would be adversely affected.

We may be unsuccessful in protecting our proprietary rights or may have to defend ourselves against claims of infringement, which could impair or significantly affect our business.

Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop technology that is similar ours. Legal protections afford only limited protection for our technology. The laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Despite our efforts to protect our proprietary rights, unauthorized parties have in the past attempted, and may in the future attempt, to copy aspects of our products or to obtain and use information that it regards as proprietary. Third parties may also design around our proprietary rights, which may render our protected products less valuable, if the design around is favorably received in the marketplace. In addition, if any our products or the technology underlying our products is covered by third-party patents or other intellectual property rights, we could be subject to various legal actions.

We cannot assure you that our products do not infringe intellectual property rights held by others or that they will not in the future. Third parties may assert infringement, misappropriation, or breach of license claims against us from time to time. Such claims could cause us to incur substantial liabilities and to suspend or permanently cease the use of critical technologies or processes or the production or sale of major products. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity, misappropriation, or other claims. Any such litigation could result in substantial costs and diversion of our resources, which in turn could materially adversely affect our business and financial condition. Moreover, any settlement of or adverse judgment resulting from such litigation could require us to obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. Any required licenses may not be available to us on acceptable terms, if at all. If we attempt to design around the technology at issue or to find another provider of suitable alternative technology to permit it to continue offering applicable software or product solutions, our continued supply of software or product solutions could be disrupted or our introduction of new or enhanced software or products could be significantly delayed.

magicJack’s products must comply with various domestic and international regulations and standards and failure to do so could have an adverse effect on our business, operating results and financial condition.

magicJack’s products must comply with various domestic and international regulations and standards defined by regulatory agencies. If it does not comply with existing or evolving industry standards and other regulatory requirements or if we fail to obtain in a timely manner any required domestic or foreign regulatory approvals or certificates, we will not be able to sell our products where these standards or regulations apply, which may harm our business. Moreover, distribution partners or customers may require us, or we may otherwise deem it necessary or advisable, to alter our products to address actual or anticipated changes in the regulatory environment. Our inability to alter our products to address these requirements and any regulatory changes could have a material adverse effect on our business, financial condition, and operating results.

magicJack’s emergency and E911 calling services are different from those offered by traditional wireline telephone companies and may expose us to significant liability.

While we do not believe that we are currently subject to regulatory requirements to provide such capability, we provide our customers with emergency calling services/E911 calling services (“E911”) that significantly differ from the emergency calling services offered by traditional wireline telephone companies. Those differences may cause significant delays, or even failures, in callers’ receipt of the emergency assistance they need. Traditional wireline telephone companies route emergency calls from a fixed location over a dedicated infrastructure directly to an emergency services dispatcher at the public safety answering point (“PSAP”) in the caller’s area. Generally, the dispatcher automatically receives the caller’s phone number and actual location information. Because the magicJack devices are portable or nomadic, the only way we can determine to which PSAP to route an emergency call, and the only location information that our E911 service can transmit to a dispatcher at a PSAP is the information that our customers have registered with us. A customer’s registered location may be different from the customer’s actual location at the time of the call because customers can use their magicJack devices to make calls almost anywhere a broadband connection is available. Significant delays may occur in a customer updating its registered location information, and in applicable databases being updated and new routing implemented once a customer has provided new information. If our customers encounter delays when making emergency services calls and any inability to route emergency calls properly, or of the answering point to automatically recognize the caller’s location or telephone number, such delays can have devastating consequences. Customers may, in the future, attempt to hold us responsible for any loss, damage, personal injury or death suffered as a result.

Traditional phone companies also may be unable to provide the precise location or the caller’s telephone number when their customers place emergency calls. However, traditional phone companies are covered by federal legislation exempting them from liability for failures of emergency calling services, and magicJack is not afforded such protection. In addition, magicJack has lost, and may in the future lose, existing and prospective customers because of the limitations inherent in our emergency calling services. Additionally, service interruptions from our third-party providers could cause failures in our customers’ access to E911 services. Finally, we may decide not to offer customers E911 services at all. Any of these factors could cause us to lose revenues, incur greater expenses or cause our reputation or financial results to suffer.

State and local governments may seek to impose E911 fees.

Many state and local governments have sought to impose fees on customers of VoIP providers, or to collect fees from VoIP providers, to support implementation of E911 services in their area. The application of such fees with respect to magicJack users and us is not clear because various statutes and regulations may not cover our services, we do not bill our customers monthly, nor do we bill customers at all for telecommunication services. We may also not know the end user’s location because the magicJack devices and services are nomadic. Should a regulatory authority require payment of money from us for such support, we may be required to develop a mechanism to collect fees from our customers, which may or may not be satisfactory to the entity requesting us to be a billing agent. We cannot predict whether the collection of such additional fees or limitations on where our services are available would impact customers’ interest in purchasing our products.

In settlement of litigation, magicJack agreed that it would, at least once a year, issue bills for 911 emergency calling services to each user who has access to 911 services through their magicJack services, and who has provided a valid address in a U.S. jurisdiction that provides access to 911 services and which is legally empowered to impose 911 charges on such users in accordance with applicable state and/or local law.

Certain E911 regulatory authorities have asserted or may assert in the future that we are liable for damages, including end user assessed E911 taxes, surcharges and/or fees, for not having billed and collected E911 fees from our customers in the past or in the future. If a jurisdiction were to prevail in such claims, the decision could have a material adverse effect on our financial condition and results of operations.

We may decide to end magicJack’s emergency and E911 calling services for its Core Consumer business in the future, which may affect our revenues and expose us to significant liability.

Although we currently make available emergency and E911 services to all of our users, we do not believe that it is required by regulations to do so for magicJack’s Core Consumer business. We may, in the future, decide to discontinue providing such services for magicJack’s Core Consumer business. Discontinuing such services may adversely affect customer demand, may result in fines by the Federal Communications Commission (“FCC”) and may affect our revenues.

Increases in credit card processing fees and high chargeback costs would increase our operating expenses and adversely affect our results of operations, and an adverse change in, or the termination of, magicJack’s relationship with any major credit card company would have a severe, negative impact on our business.

A significant number of magicJack’s customers purchase its products through magicJack’s website and pay for its products and services using credit or debit cards. The major credit card companies or the issuing banks may increase the fees that they charge for transactions using their cards. An increase in those fees would require us to either increase the prices we charge for our products, or suffer a negative impact on our profitability, either of which could adversely affect our business, financial condition and results of operations.

We have potential liability for chargebacks associated with the transactions we process, or that are processed on our behalf by merchants selling our products. If a customer returns his or her magicJack products at any time, or claims that magicJack’s product was purchased fraudulently, the returned product is “charged back” to magicJack or its bank, as applicable. If magicJack or its sponsoring banks are unable to collect the chargeback from the merchant’s account, or, if the merchant refuses or is financially unable, due to bankruptcy or other reasons, to reimburse the merchant’s bank for the chargeback, we bear the loss for the amount of the refund paid.

We are vulnerable to credit card fraud, as we sell magicJack products directly to customers through our website. Card fraud occurs when a customer uses a stolen card (or a stolen card number in a card-not-present-transaction) to purchase merchandise or services. In a traditional card-present transaction, if the merchant swipes the card, receives authorization for the transaction from the card issuing bank and verifies the signature on the back of the card against the paper receipt signed by the customer, the card issuing bank remains liable for any loss. In a fraudulent card-not-present transaction, even if the merchant or magicJack receive authorization for the transaction, magicJack or the merchant are liable for any loss arising from the transaction. Because sales made directly from magicJack’s website are card-not-present transactions, we are more vulnerable to customer fraud. We are also subject to acts of consumer fraud by customers that purchase magicJack products and services and subsequently claim that such purchases were not made.

In addition, as a result of high chargeback rates or other reasons beyond our control, the credit card companies or issuing bank may terminate their relationship with magicJack, and there are no assurances that it will be able to enter into a new credit card processing agreement on similar terms, if at all. Upon a termination, if magicJack’s credit card processor does not assist it in transitioning its business to another credit card processor, or if magicJack were not able to obtain a new credit card processor, the negative impact on our liquidity likely would be significant. The credit card processor may also prohibit magicJack from billing discounts annually or for any other reason. Any increases in the magicJack’s credit card fees could adversely affect our results of operations, particularly if we elect not to raise our service rates to offset the increase. The termination of magicJack’s ability to process payments on any major credit or debit card, due to high chargebacks or otherwise, would significantly impair our ability to operate our business.

Flaws in magicJack’s technology and systems could cause delays or interruptions of service, damage our reputation, cause us to lose customers.

Our service could be disrupted by problems with magicJack technology and systems, such as malfunctions in our software or other facilities and overloading of our servers. Our customers could experience interruptions in the future as a result of these types of problems. Interruptions could in the future cause us to lose customers, which could adversely affect our revenue and profitability. In addition, because magicJack’s systems and our customers’ ability to use our services are Internet-dependent, our services may be subject to “hacker attacks” from the Internet, which could have a significant impact on our systems and services. If service interruptions adversely affect the perceived reliability of our service, it may have difficulty attracting and retaining customers and our brand reputation and growth may suffer.

We depend on overseas manufacturers, and for certain magicJack products, third-party suppliers, and our reputation and results of operations would be harmed if these manufacturers or suppliers fail to meet magicJack’s requirements.

The manufacture of the magicJack devices is conducted by a manufacturing company in China, and certain parts are produced in Taiwan and Hong Kong. These manufacturers supply substantially all of the raw materials and provide all facilities and labor required to manufacture our products. If these companies were to terminate their arrangements with us or fail to provide the required capacity and quality on a timely basis, either due to actions of the manufacturers; earthquakes, typhoons, tsunamis, fires, floods, or other natural disasters; or the actions of their respective governments, we would be unable to manufacture our products until replacement contract manufacturing services could be obtained. To qualify a new contract manufacturer, familiarize it with the magicJack products, quality standards and other requirements, and commence volume production is a costly and time-consuming process. We cannot assure you that we would be able to establish alternative manufacturing relationships on acceptable terms or in a timely manner that would not cause disruptions in our supply. Any interruption in the manufacture of our products would be likely to result in delays in shipment, lost sales and revenue and damage to our reputation in the market, all of which would harm our business and results of operations. In addition, while the magicJack contract obligations with its contract manufacturer in China is denominated in U.S. dollars, changes in currency exchange rates could impact our suppliers and increase our prices.

We rely on independent retailers to sell the magicJack devices, and disruption to these channels would harm our business.

Because we sell a majority of the magicJack devices, other devices and certain services to independent retailers, we are subject to many risks, including risks related to their inventory levels and support for magicJack’s products. In particular, magicJack’s retailers maintain significant levels of our products in their inventories. If retailers attempt to reduce their levels of inventory or if they do not maintain sufficient levels to meet customer demand, our sales could be negatively impacted.

Many of the retailers who sell magicJack products also sell products offered by its competitors. If these competitors offer the retailers more favorable terms, those retailers may de-emphasize or decline to carry magicJack’s products. In the future, we may not be able to retain or attract a sufficient number of qualified retailers. If we are unable to maintain successful relationships with retailers or to expand our distribution channels, our business will suffer.

To continue this method of sales, we will have to allocate resources to train vendors, systems integrators and business partners as to the use of our products, resulting in additional costs and additional time until sales by such vendors, systems integrators and business partners are made feasible. Our business depends to a certain extent upon the success of such channels and the broad market acceptance of our products. To the extent that our channels are unsuccessful in selling our products, our revenues and operating results will be adversely affected.

Many factors out of our control could interfere with our ability to market, license, implement or support magicJack products with any of our channels, which in turn could harm our business. These factors include, but are not limited to, a change in the business strategy of magicJack’s channels, the introduction of competitive product offerings by other companies that are sold through one or more of its channels, potential contract defaults by one or more of its channels, bankruptcy of one or more distribution channel, or changes in ownership or management of one or more of its channels.  For example, in February 2015, RadioShack Corporation, one of magicJack’s retail customers, filed a voluntary petition in bankruptcy court. magicJack was owed $1.3 million by RadioShack which it did not collect and sales to RadioShack were ceased to limit exposure. magicJack made limited sales to the RadioShack entity that emerged from the bankruptcy proceedings and terminated its relationship with that entity effective as of October 27, 2016. Some of magicJack’s competitors may have stronger relationships with its channels than magicJack does or offer more favorable terms with respect to their products, and magicJack has limited control, if any, as to whether those channels implement its products rather than its competitors’ products or whether they devote resources to market and support its competitors’ products rather than its offerings. If magicJack fails to maintain relationships with these channels, fails to develop new channels, fails to effectively manage, train, or provide incentives to existing channels or if these channels are not successful in their sales efforts, sales of magicJack’s products may decrease and our operating results would suffer.

We may not be able to maintain adequate customer care, which could adversely affect our ability to grow and cause our financial results to be negatively impacted.

We consider our offshore customer care to be critically important to acquiring and retaining customers. A portion of our customer care for magicJack products is provided by third parties located in Costa Rica and the Philippines. This approach exposes us to the risk that we may not maintain service quality, control or effective management within these business operations. The increased elements of risk that arise from conducting certain operating processes in some jurisdictions could lead to an increase in reputational risk. Interruptions in our customer care caused by disruptions at our third-party facilities may cause us to lose customers, which could adversely affect our revenue and profitability. We could face a high turnover rate among our customer service providers. We intend to have our customer care provider hire and train customer care representatives in order to meet the needs of our customer base. If they are unable to hire, train and retain sufficient personnel to provide adequate customer care, we may experience slower growth, increased costs and higher levels of customer attrition, which would adversely affect our business and results of operations.

If we are unable to maintain an effective process for local number portability provisioning, our business may be negatively impacted.

We comply with requests for local number portability from our customers at the end of the 30-day trial period. Local number portability means that our customers can retain their existing telephone numbers when subscribing to magicJack’s services, and would in turn allow former customers to retain their telephone numbers should they subscribe to another carrier. All carriers, including interconnected VoIP service providers, must complete the porting process within one business day. If we are unable to maintain the technology to expedite porting our customers’ numbers, demand for our services may be reduced, we may be subject to regulatory enforcement activity, and this will adversely affect our revenue and profitability.

If we cannot continue to obtain key switching elements from magicJack’s primary competitors on acceptable terms, we may not be able to offer our local voice and data services on a profitable basis, if at all.

We will not be able to provide our local voice and data services on a profitable basis, if at all, unless we are able to obtain key switching elements from some of magicJack’s primary competitors on acceptable terms. To offer local voice and data services in a market, we must connect our servers with other carriers in a specific market. This relationship is governed by an interconnection agreement or carrier service agreement between us and that carrier. magicJack has such agreements with Verizon, AT&T, XO Communications Services and CenturyLink in a majority of its markets. If we are unable to continue these relationships, enter into new interconnection agreements or carrier service agreements with additional carriers in other markets or if these providers liquidate or file for bankruptcy, our business and profitability may suffer.

Regulatory initiatives may continue to reduce the maximum rates we are permitted to charge long distance service providers for completing calls by our customers to customers served by our servers.

The rates that we charge and is charged by service providers for terminating calls by their customers to customers served by its servers, and for transferring calls by its customers onto other carriers, cannot exceed rates determined by regulatory authorities. In 2011, the FCC adopted an order fundamentally overhauling its existing intercarrier compensation (“ICC”) rules, which govern payments between carriers for exchange traffic.  This order established a new ICC regime that will result in the elimination of virtually all terminating switched access charges and reciprocal compensation payments over a transition period that will end in 2020. The reductions resulting from these new ICC rules have affected and will continue to affect our revenues and results of operations.

Regulation of broadband telephone services are developing and therefore uncertain; and future legislative, regulatory or judicial actions could adversely impact our business and expose us to liability.

The current regulatory environment for broadband telephone services is developing and therefore uncertain. The United States and other countries have begun to assert regulatory authority over broadband telephone service and are continuing to evaluate how broadband telephone service will be regulated in the future. Both the application of existing rules to us and our competitors and the effects of future regulatory developments are uncertain. Future legislative, judicial or other regulatory actions could have a negative effect on our business. If its VoIP telephony service or our other magicJack products and services become subject to the rules and regulations applicable to telecommunications providers, if current broadband telephone service rules are expanded and applied to us, or if additional rules and regulations applicable specifically to broadband telephone services are adopted, we may incur significant compliance costs, and we may have to restructure our service offerings, exit certain markets or start charging for our services at least to the extent of regulatory costs or requirements, any of which could cause our services to be less attractive to customers. We are faced, and may continue to face, difficulty collecting such charges from our customers and/or carriers, and collecting such charges may cause us to incur legal fees. We may be unsuccessful in collecting all of the regulatory fees owed to us. The imposition of any such additional regulatory fees, charges, taxes and regulations on VoIP communications services could materially increase our costs and may limit or eliminate our competitive pricing advantages.

Regulatory and governmental agencies may determine that we should be subject to rules applicable to certain broadband telephone service providers or seek to impose new or increased fees, taxes, and administrative burdens on broadband telephone service providers. We also may change our product and service offerings in a manner that subjects us to greater regulation and taxation. Such obligations could include requirements that we contribute directly to federal or state Universal Service Funds. We may also be required to meet various disability access requirements, number portability obligations, and interception or wiretapping requirements, such as the Communications Assistance for Law Enforcement Act. The imposition of such regulatory obligations or the imposition of additional federal, state or local taxes on our services could increase our cost of doing business and limit our growth.

We offer our magicJack products and services in other countries, and therefore could also be subject to regulatory risks in each such foreign jurisdiction, including the risk that regulations in some jurisdictions will prohibit us from providing our services cost-effectively or at all, which could limit our growth. Currently, there are several countries where regulations prohibit us from offering service. In addition, because customers can use our services almost anywhere that a broadband Internet connection is available, including countries where providing broadband telephone service is illegal, the governments of those countries may attempt to assert jurisdiction over us. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products and services in one or more countries, could delay or prevent potential acquisitions, expose us to significant liability and regulation and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties.

The success of our business relies on customers’ continued and unimpeded access to broadband service. Providers of broadband services may be able to block our services or charge their customers more for also using our services, which could adversely affect our revenue.

 Our customers must have broadband access to the Internet in order to use our service. Providers of broadband access, some of whom are also competing providers of voice services, may take measures that affect their customers’ ability to use our service, such as degrading the quality of the data packets they transmit over their lines, giving those packets low priority, giving other packets higher priority than ours, blocking our packets entirely or attempting to charge their customers more for also using our services.

In 2015, the FCC adopted net neutrality rules that prohibited broadband providers from: 1) blocking legal content, applications, services, or non-harmful devices; 2) impairing or degrading lawful Internet traffic on the basis of content, applications, services, or non-harmful devices; 3) engaging in paid prioritization by favoring some lawful Internet traffic over other lawful traffic in exchange for consideration of any kind or by prioritizing content and services of their affiliates; and 4) unreasonably interfering with or unreasonably disadvantaging the ability of consumers to select, access, and use the lawful content, applications, services, or devices of their choosing; or of edge providers to make lawful content, applications, services, or devices available to consumers. In doing so, the FCC reclassified broadband Internet access - the retail broadband service mass-market customers buy from cable, phone, and wireless providers - as a telecommunications service regulated under Title II of the Communications Act of 1934, although the FCC agreed to forbear from many requirements of Title II. Significantly, these rules applied equally to fixed and mobile broadband networks.

After the FCC’s new net neutrality rules went into effect in June 2015, various broadband providers and their trade associations challenged the FCC’s decision before the U.S. Court of Appeals for the D.C. Circuit.  In June 2016, the D.C. Circuit issued its decision upholding the FCC’s rules. The D.C. Circuit also denied various petitions seeking rehearing en banc of the court’s decision.  Various parties have sought review by the United States Supreme Court of the D.C. Circuit’s decision, which remains pending. We cannot predict the outcome of these proceedings.

  In December 2017, the FCC adopted its “Restoring Internet Freedom Order,” which: 1) restored the classification of broadband Internet access services as unregulated information services, ending Title II regulation of these services; 2) eliminated the FCC’s three “bright-line” net neutrality rules; 3) eliminated the FCC’s “general conduct” rule; and 4) adopted a new transparency rule.  The “Restoring Internet Freedom Order” has been published in the Federal Register and will take effect on April 23, 2018, except for the new transparency rule, which will not take effect until approved by the Office of Management and Budget.

Multiple parties have filed petitions seeking judicial review of the “Restoring Internet Freedom Order,” which have been consolidated and assigned for hearing by the United States Court of Appeals for the Ninth Circuit (which may be asked to transfer the case to the D.C. Circuit).  We cannot predict how these challenges will be resolved.  However, a decision by a court upholding the FCC decision to eliminate legal prohibitions against broadband providers blocking, throttling, or otherwise degrading the quality of our data packets or attempting to extract additional fees from us or our customers could adversely impact our business.  A court also could find that the FCC lacks legal authority to regulate broadband services, which could prevent a future FCC from adopting new rules to govern the operating practices of broadband providers.

We may be bound by certain FCC regulations relating to the provision of E911 service, and if we fail to comply with FCC regulations requiring us to provide E911 emergency calling services, we may be subject to fines or penalties.

In 2005, the FCC issued regulations requiring interconnected voice-over broadband providers to provide E911 services and to notify customers of any differences between the broadband telephone service emergency calling services and those available through traditional telephone providers and obtain affirmative acknowledgments from customers of those notifications. While we do not believe the FCC’s rules currently apply to our business, the FCC could, however, extend or modify its rules to obligate us to provide E911 services according to its specific requirements. A proposal to broaden the scope of its E911 requirements was under consideration by the FCC. According to the FCC’s rules, certain broadband communications companies must offer enhanced emergency calling services (E911) to all customers located in areas where E911 service is available from their traditional wireline telephone company. E911 service allows emergency calls from customers to be routed directly to an emergency dispatcher in a customer’s registered location and gives the dispatcher automatic access to the customer’s telephone number and registered location information.

Limitations on our ability to provide E911 service or a requirement to comply with potential new mandates of the FCC could materially limit our growth and have a material adverse effect on our profitability. We could be subjected to various fines and forfeitures. FCC rulings could also subject us to greater regulation in some states.

Regulatory rulings and/or carrier disputes could affect the manner in which we interconnect and exchange traffic with other providers and the costs and revenues associated with doing so.

We exchange calls with other providers pursuant to applicable law and interconnection agreements and other carrier contracts that define the rates, terms, and conditions applicable to such traffic exchange. The calls we exchange originate from and terminate to a customer that uses a broadband Internet connection to access our services and are routed using telephone numbers of the customer’s choosing. There is uncertainty, however, with respect to intercarrier compensation for such traffic while rules continue to be challenged in various courts. The FCC Report and Order issued in November 2011 has asserted its jurisdiction over such traffic. Various state commissions have also issued rulings with respect to the exchange of different categories of traffic under interconnection agreements. To the extent that another provider were to assert that the traffic we exchanges with them is subject to higher levels of compensation than we, or the third parties terminating our traffic to the PSTN, pay today (if any), or if other providers from whom we currently collect compensation for the exchange of such traffic refuse to pay it going forward, we may need to seek regulatory relief to resolve such a dispute. Given the recent changes to the intercarrier compensation regime, we cannot guarantee that the outcome of any proceeding would be favorable, and an unfavorable ruling could adversely affect the amounts we collect and/or pay to other providers in connection with the exchange of our traffic. The FCC clarified in January 2015 that its VoIP symmetry rule does not require a CLEC or its VoIP provider partner to provide the physical last-mile facility to the VoIP provider’s end user customers in order to provide the functional equivalent of end office switching, and thus for the CLEC to be eligible to assess access charges for this service. The ruling confirms that the VoIP symmetry rule is technology and facilities neutral and applies regardless of whether a CLEC’s VoIP partner is a facilities-based or over-the-top VoIP provider. However, in November 2016, the U.S. Court of Appeals for the D.C. Circuit vacated the FCC’s ruling. We cannot predict how the D.C. Circuit’s decision will affect the amounts we collect and/or pay to other providers in connection with the exchange of our traffic.

Server failures or system breaches could cause delays or adversely affect our service quality, which may cause us to lose customers and revenue.

In operating our servers, we may be unable to connect and manage a large number of customers or a large quantity of traffic at high speeds. Any failure or perceived failure to achieve or maintain high-speed data transmission could significantly reduce demand for our magicJack services and adversely affect our operating results. In addition, computer viruses, break-ins, human error, natural disasters and other problems may disrupt our servers. The system security and stability measures we implement may be circumvented in the future or otherwise fail to prevent the disruption of our services. The costs and resources required to eliminate computer viruses and other security problems may result in interruptions, delays or cessation of services to our customers, which could decrease demand, decrease our revenue and slow our planned expansion.

Hardware and software failures, delays in the operation of magicJack’s computer and communications systems or the failure to implement system enhancements may harm our business.

Our success depends on the efficient and uninterrupted operation of magicJack’s software and communications systems. A failure of our servers could impede the delivery of services, customer orders and day-to-day management of our business and could result in the corruption or loss of data. Despite any precautions we may take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at our various facilities could result in interruptions in the flow of data to our servers and from our servers to our customers. In addition, any failure by our computer environment to provide our required telephone communications capacity could result in interruptions in our service. Additionally, significant delays in the planned delivery of system enhancements and improvements, or inadequate performance of the systems once they are completed, could damage our reputation and harm our business. Finally, long-term disruptions in infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities, and acts of terrorism (particularly involving cities in which it has offices) could adversely affect our business. Although we maintain general liability insurance, including coverage for errors and omissions, this coverage may be inadequate, or may not be available in the future on reasonable terms, or at all. We cannot assure you that this policy will cover any claim against us for loss of data or other indirect or consequential damages and defending a lawsuit, regardless of its merit, could be costly and divert management’s attention. In addition to potential liability, if we experience interruptions in our ability to supply our services, our reputation could be harmed and we could lose customers.

Our magicJack business is subject to privacy and online security risks, including security breaches, and we could be liable for such breaches of security. If we are unable to protect the privacy of our customers making calls using our service, or information obtained from our customers in connection with their use or payment of our services, in violation of privacy or security laws or expectations, we could be subject to significant liability and damage to our reputation.

Although we have developed systems and processes that are designed to protect customer information and prevent fraudulent transactions, data loss and other security breaches, such systems and processes may not be sufficient to prevent fraudulent transactions, data loss and other security breaches. Failure to prevent or mitigate such breaches may adversely affect our operating results.

Customers may believe that using our services to make and receive telephone calls using their broadband connection could result in a reduction of their privacy, as compared to traditional wireline carriers. Additionally, our website, www.magicJack.com, serves as an online sales portal.  We currently obtain and retain personal information about our website users in connection with such purchases. In addition, we obtain personal information about our customers as part of their registration to use our products and services. Federal, state and foreign governments have enacted or may enact laws or regulations regarding the collection and use of personal information.

Our business involves the storage and transmission of users’ proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. An increasing number of websites, including several other Internet companies, have recently disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their sites. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose users. A party that is able to circumvent our security measures could misappropriate magicJack’s or its users’ proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.

Currently, a significant number of our users authorize it to bill their credit card accounts directly for all transaction fees charged by us. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being breached or compromised. Non-technical means, for example, actions by a suborned employee, can also result in a data breach.

Possession and use of personal information in conducting our business subjects it to legislative and regulatory burdens that could require notification of data breach, restrict our use of personal information and hinder our ability to acquire new customers or market to existing customers. We may incur expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.

Under payment card rules and magicJack’s contracts with its card processors, if there is a breach of payment card information that we store, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. In addition, if we fail to follow payment card industry security standards, even if there is no compromise of customer information, we could incur significant fines or lose our ability to give customers the option of using payment cards to fund their payments or pay their fees. If we were unable to accept payment cards, our business would be seriously damaged.

Our servers are also vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. These issues are likely to become more difficult as we expand the number of places where we operate. Security breaches, including any breach by us or by parties with which we have commercial relationships that result in the unauthorized release of magicJack’s users’ personal information, could damage our reputation and expose us to a risk of loss or litigation and liability. Our insurance policies carry coverage limits that may not be adequate to reimburse it for losses caused by security breaches.

magicJack’s users, as well as those of other prominent Internet companies, have been and will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate passwords, credit card numbers, or other personal information or to introduce viruses or other malware through “trojan horse” programs to magicJack’s users’ computers. These emails appear to be legitimate emails sent by magicJack, but direct recipients to fake websites operated by the sender of the email or request that the recipient send a password or other confidential information via email or download a program. Despite our efforts to mitigate “spoof” and “phishing” emails through product improvements and user education, “spoof” and “phishing” remain a serious problem that may damage our brands, discourage use of our websites, and increase our costs.

We have a stringent privacy policy covering the information we collect from our customers and have established security features to protect this information. However, our security measures may not prevent security breaches. We may need to expend resources to protect against security breaches or to address problems caused by breaches. If unauthorized third parties were able to penetrate our security and gain access to, or otherwise misappropriate, our customers’ personal information or be able to access their telephone calls, it could harm our reputation and, therefore, our business and magicJack could be subject to liability. Such liability could include claims for misuse of personal information or unauthorized use of credit cards. These claims could result in litigation, our involvement in which, regardless of the outcome, could require us to expend significant financial resources. Internet privacy is a rapidly changing area and we may be subject to future requirements and legislation that are costly to implement and negatively impact our results.

Our level of indebtedness, and restrictions under such indebtedness, could adversely affect our operations and liquidity.

Our senior notes include: (a) 6.875% Notes due September 30, 2023 (“6.875% 2023 Notes”) with an aggregate principal amount of approximately $100.1 million; (b) 7.375% Notes due May 31, 2023 (“7.375% 2023 Notes”) with an aggregate principal amount of approximately $100.0 million, (c) 7.25% Notes due December 31, 2027 (7.25% 2027 Notes”) with an aggregate principal amount of $80.5 million; (d) 7.50% due May 31, 2027 (7.50% 2027 Notes”) with an aggregate principal amount of $60.4 million; (e) 7.50% Notes due October 31, 2021 (“7.50% 2021 Notes”) with an aggregate principal amount of $28.8 million; and (f) additional $97.4 million in aggregate principal balance of the 7.375% Notes, 7.25% 2027 Notes, 7.50% 2027 Notes and 7.50% 2021 Notes which we issued pursuant to At Market Issuance Sales Agreements we entered into with B. Riley FBR. In December 2018, the Company entered into a new At Market Issuance Sales Agreement with B. Riley FBR pursuant to which the Company may sell from time to time, at the Company’s option, up to the aggregate principal of $75.0 million of the 6.875% 2023 Notes, 7.375% 2023 Notes, 7.25% 2027 Notes, 7.50% 2027 Note and 7.50% 2021 Notes. At December 31, 2018, the Company had $75.0 million available for offer and sale pursuant to the December 2018 At Market Issuance Sales Agreement. On December 19, 2018, BRPI Acquisition Co LLC (“BRPAC”), a Delaware corporation, UOL, and YMAX Corporation, a Delaware corporation (collectively, the “Borrowers”), indirect wholly owned subsidiaries of ours, in the capacity of borrowers, entered into a credit agreement with the Banc of California, N.A. in the capacity as agent and lender and with the other lenders party thereto (the “BRPAC Credit Agreement”). Under the BRPAC Credit Agreement, we borrowed $80.0 million due December 19, 2023. Pursuant to the terms of the BRPAC Credit Agreement, we may request additional optional term loans in an aggregate principal amount of up to $10.0 million at any time prior to the first anniversary of the agreement date. On February 1, 2019, the Borrowers entered into the First Amendment to Credit Agreement and Joinder with City National Bank as a new lender in which the new lender extended to Borrowers the additional $10.0 million as further discussed in Note 11 to the accompanying financial statements. In April 2017, we amended our Credit Agreement with Wells Fargo Bank (the “Wells Fargo Credit Agreement”) to increase our retail liquidation line of credit from $100 million to $200 million. The terms of such indebtedness contain various restrictions and covenants regarding the operation of our business, including, but not limited to, restrictions on our ability to merge or consolidate with or into any other entity. We may also secure additional debt financing in the future in addition to our current debt. Our level of indebtedness generally could adversely affect our operations and liquidity, by, among other things: (i) making it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions because we may not have sufficient cash flows to make our scheduled debt payments; (ii) causing us to use a larger portion of our cash flows to fund interest and principal payments, thereby reducing the availability of cash to fund working capital, capital expenditures and other business activities; (iii) making it more difficult for us to take advantage of significant business opportunities, such as acquisition opportunities or other strategic transactions, and to react to changes in market or industry conditions; and (iv) limiting our ability to borrow additional monies in the future to fund working capital, capital expenditures, acquisitions and other general corporate purposes as and when needed, which could force us to suspend, delay or curtail business prospects, strategies or operations. We may not be able to generate sufficient cash flow to pay the interest on our debt, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt. If we are unable to generate sufficient cash flow to pay the interest on our debt, we may have to delay or curtail our operations. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as reducing capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. These alternative strategies may not be affected on satisfactory terms, if at all, and they may not yield sufficient funds to make required payments on our indebtedness. If, for any reason, we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which could allow our creditors at that time to declare certain outstanding indebtedness to be due and payable or exercise other available remedies, which may in turn trigger cross acceleration or cross default rights in other agreements. If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us.

Our senior notes are unsecured and therefore are effectively subordinated to any secured indebtedness that we currently have or that we may incur in the future.

Our senior notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, our senior notes are effectively subordinated to any secured indebtedness that we or our subsidiaries have currently outstanding or may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. The indenture governing our senior notes does not prohibit us or our subsidiaries from incurring additional secured (or unsecured) indebtedness in the future. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness and may consequently receive payment from these assets before they may be used to pay other creditors, including the holders of our senior notes.

Our senior notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

Our senior notes are obligations exclusively of the Company and not of any of our subsidiaries. None of our subsidiaries is a guarantor of our senior notes, and our senior notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Therefore, in any bankruptcy, liquidation or similar proceeding, all claims of creditors (including trade creditors) of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of our senior notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, our senior notes will be structurally subordinated to all indebtedness and other liabilities (including trade payables) of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. The indenture governing our senior notes does not prohibit us or our subsidiaries from incurring additional indebtedness in the future. In addition, future debt and security agreements entered into by our subsidiaries may contain various restrictions, including restrictions on payments by our subsidiaries to us and the transfer by our subsidiaries of assets pledged as collateral.

The indenture under which our senior notes were issued contains limited protection for holders of our senior notes.

The indenture under which our senior notes were issued offers limited protection to holders of our senior notes. The terms of the indenture and our senior notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on the holders of our senior notes. In particular, the terms of the indenture and our senior notes do not place any restrictions on our or our subsidiaries’ ability to:

•	issue debt securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to our senior notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to our senior notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to our senior notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to our senior notes with respect to the assets of our subsidiaries;

•	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities subordinated in right of payment to our senior notes;

•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•	enter into transactions with affiliates;

•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

•	make investments; or

•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indenture does not include any protection against certain events, such as a change of control, a leveraged recapitalization or “going private” transaction (which may result in a significant increase of our indebtedness levels), restructuring or similar transactions. Furthermore, the terms of the indenture and our senior notes do not protect holders of our senior notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity. Also, an event of default or acceleration under our other indebtedness would not necessarily result in an event of default under our senior notes.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of our senior notes may have important consequences for the holders of our senior notes, including making it more difficult for us to satisfy our obligations with respect to our senior notes or negatively affecting the trading value of our senior notes.

Other debt we issue or incur in the future could contain more protections for its holders than the indenture and our senior notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of our senior notes.

An increase in market interest rates could result in a decrease in the value of our senior notes.

In general, as market interest rates rise, notes bearing interest at a fixed rate decline in value. Consequently, if the market interest rates increase after our senior notes were purchased, the market value of our senior notes may decline. We cannot predict the future level of market interest rates.

An active trading market for our senior notes may not develop, which could limit the market price of our senior notes or the ability of our senior note holders to sell them.

The 7.25% 2027 Notes are quoted on Nasdaq under the symbol “RILYG,” the 7.50% 2027 Notes are quoted on Nasdaq under the symbol “RILYZ,” the 7.375% 2023 Notes are quoted on Nasdaq under the symbol “RILYH,” the 6.875% 2023 Notes are quoted on Nasdaq under the symbol “RILYI,” and the 7.50% 2021 Notes are quoted on Nasdaq under the symbol “RILYL.” We cannot provide any assurances that an active trading market will develop for our senior notes or that our senior note holders will be able to sell their senior notes. If the senior notes are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. Accordingly, we cannot assure our senior note holders that a liquid trading market will develop for our senior notes, that our senior note holders will be able to sell our senior notes at a particular time or that the price our senior note holders receive when they sell will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for our senior notes may be harmed. Accordingly, our senior note holders may be required to bear the financial risk of an investment in our senior notes for an indefinite period of time.

We may issue additional notes.

Under the terms of the indenture governing our senior notes, we may from time to time without notice to, or the consent of, the holders of our senior notes, create and issue additional notes which will be equal in rank to our senior notes. We will not issue any such additional notes unless such issuance would constitute a “qualified reopening” for U.S. federal income tax purposes.

The rating for the 7.25% 2027 Notes, 7.375% 2023 Notes or 6.875% 2023 Notes could at any time be revised downward or withdrawn entirely at the discretion of the issuing rating agency.

We have obtained a rating for the 7.25% 2027 Notes, 7.375% 2023 Notes and 6.875% 2023 Notes. Ratings only reflect the views of the issuing rating agency or agencies and such ratings could at any time be revised downward or withdrawn entirely at the discretion of the issuing rating agency. A rating is not a recommendation to purchase, sell or hold the 7.25% 2027 Notes, 7.375% 2023 Notes or 6.875% 2023 Notes. Ratings do not reflect market prices or suitability of a security for a particular investor and the rating of the 7.25% 2027 Notes, 7.375% 2023 Notes or 6.875% 2023 Notes may not reflect all risks related to us and our business, or the structure or market value of the 7.25% 2027 Notes, 7.375% 2023 Notes or 6.875% 2023 Notes. We may elect to issue other securities for which we may seek to obtain a rating in the future. If we issue other securities with a rating, such ratings, if they are lower than market expectations or are subsequently lowered or withdrawn, could adversely affect the market for or the market value of the 7.25% 2027 Notes, 7.375% 2023 Notes or 6.875% 2023 Notes.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our headquarters are located in Woodland Hills, California in a leased facility. The following table sets forth the location and use of each of our properties, all of which are leased as of December 31, 2018.

Location	Use
Woodland Hills, California	Headquarters; Accounting, Information Technology and Human Resources offices; Appraisal, Auction and Liquidation and Principal Investments offices - United Online
Chicago, Illinois	Appraisal, Capital Markets offices
Dallas, Texas	Appraisal, Auction & Liquidation, Capital Markets
Needham, Massachusetts	Appraisal offices
Winston-Salem, North Carolina	Appraisal offices
New York, New York	Appraisal, Capital Markets, Wealth Management, and Legal offices
Sydney, Australia	Auction & Liquidation offices
Arlington, Virginia	Capital Markets offices
Atlanta, Georgia	Capital Markets offices
Auburn, Alabama	Capital Markets offices
Bakersfield, California	Capital Markets offices
Baltimore, Maryland	Capital Markets offices
Beachwood, Ohio	Capital Markets offices
Boston, Massachusetts	Capital Markets offices
Brighton, Michigan	Capital Markets offices
Charlotte, North Carolina	Capital Markets offices
Costa Mesa, California	Capital Markets offices
Denver, Colorado	Capital Markets offices
Dubuque, Iowa	Capital Markets offices
East Lansing, Michigan	Capital Markets offices
Evergreen, Colorado	Capital Markets offices
Fort Lauderdale, Florida	Capital Markets offices
Franklin, Tennessee	Capital Markets, and Principal Investments offices - magicJack
Glen Allen, Virginia	Capital Markets offices
Irvine, California	Capital Markets offices
Houston, Texas	Capital Markets offices
Lafayette, Louisiana	Capital Markets offices
Los Angeles, California	Capital Markets offices
Memphis, Tennessee	Capital Markets offices
Miami, Florida	Capital Markets offices
Nashville, Tennessee	Capital Markets offices
New Canaan, Connecticut	Capital Markets offices
Norwalk, Connecticut	Capital Markets offices
Orlando, Florida	Capital Markets offices
Palatine, Illinois	Capital Markets offices
Parsippany, New Jersey	Capital Markets offices
Phoenix, Arizona	Capital Markets offices
Plymouth, Michigan	Capital Markets offices
San Francisco, California	Capital Markets offices
St. Charles, Illinois	Capital Markets offices
St. Louis, Missouri	Capital Markets offices
Tampa, Florida	Capital Markets offices
Tulsa, Oklahoma	Capital Markets offices
West Palm Beach, Florida	Capital Markets offices, and Principal Investments offices - magicJack
Wilton, Connecticut	Capital Markets offices
Alpharetta, Georgia	Principal Investments offices - magicJack
Netanya, Israel	Principal Investments offices - magicJack
Plano, Texas	Principal Investments offices - magicJack
Warsaw, Poland	Principal Investments offices - magicJack
Munich, Germany	Retail offices
Hyderabad, India	Principal Investments offices - United Online

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

On June 17, 2018, B. Riley Financial, Inc. (the “Company” or “B. Riley”) entered into certain agreements pursuant to which B. Riley agreed to provide certain debt and equity funding and other support in connection with the acquisition (the “Acquisition”) by Vintage Rodeo Parent, LLC (the “Vintage Parent”), of Rent-A-Center, Inc. (“Rent-A-Center”), contemplated by that certain merger agreement dated as of June 17, 2018, by and among Vintage Parent, Vintage Rodeo Acquisition, Inc. a wholly owned subsidiary of Vintage Parent (the “Merger Sub” or the “Borrower”), and Rent-A-Center (the “Merger Agreement”).

In connection therewith, B. Riley and Vintage RTO, L.P., an affiliate of Vintage Parent (“Vintage Merger Guarantor”), entered into a Limited Guarantee dated as of June 17, 2018 (the “Limited Guarantee”), in favor of Rent-A-Center, pursuant to which B. Riley and Vintage Merger Guarantor (together, the “Merger Guarantors”) agreed to guarantee, jointly and severally, to Rent-A-Center the payment, performance and discharge of all of the liabilities and obligations of Vintage Parent and Merger Sub under the Merger Agreement when required in accordance with the Merger Agreement (the “Guaranteed Obligations”), including without limitation, (i) termination fees in the amount of $126.5 million due to Rent-A-Center if the Merger Agreement is properly terminated (the “Termination Fee”); and (ii) reimbursement and indemnification obligations when required (collectively, the “Guarantee Obligations”), provided, that the liability under the Limited Guarantee shall not exceed $128.5 million.

In connection with the execution of the Limited Guarantee, the Company entered into a Mutual Indemnity/Contribution Agreement, dated as of June 17, 2018 (the “Mutual Indemnity Agreement”), with the Vintage Merger Guarantor and Samjor Family, LP (collectively, the “Vintage Indemnity Parties”). Under the Mutual Indemnity Agreement, the Vintage Guarantors agreed, jointly and severally, to indemnify and hold harmless B. Riley and its affiliates from damages and liabilities arising out of the Guarantee Obligations, other than those caused B. Riley’s failure to fund under their debt or equity commitments.

On December 18, 2018, Rent-A-Center purported to terminate the Merger Agreement because the end date of the agreement was allegedly not extended prior to December 17, 2018 by Vintage Parent. Rent-A-Center delivered notice of such termination to Vintage Parent, and notified Vintage Parent of its obligation under the terms of the Merger Agreement to pay Rent-A-Center the Termination Fee within three business days.

On December 18, 2018, Vintage Capital Management, LLC, an affiliate of Vintage Parent (“Vintage Capital”), delivered a letter to Rent-A-Center stating that Rent-A-Center’s purported termination of the Merger Agreement is invalid, that it believes the Merger Agreement remains in effect.  On December 21, 2018, Vintage Capital filed a complaint in the Court of Chancery of the State of Delaware (the “Court”) challenging Rent-A-Center’s purported termination of the Merger Agreement and demand for payment of the Termination Fee. The relief sought by Vintage Capital includes declaratory judgements that the Merger Agreement has not been terminated and remains in full force and effect, that Rent-A-Center has breached its obligations under the Merger Agreement and is not excused from failing to comply with its obligations thereunder and that the Termination Fee is an unenforceable penalty.

On December 28, 2018, Rent-A-Center provided each of B. Riley and the Vintage Merger Guarantors with a written request under the Limited Guarantee (a “Performance Demand”), to promptly, and in any event within ten (10) Business Days, pay to Rent-A-Center the Guaranteed Obligations (including the Termination Fee) in full.

On December 30, 2018, B. Riley filed a motion in the Court to intervene in the above referenced case filed by Vintage Capital pursuant to which B. Riley is seeking declaratory judgments, among other things, that the parties agreed to extend the End Date under the Merger Agreement and that Rent-A-Center is estopped from terminating the Merger Agreement, that Rent-A-Center has breached the Merger Agreement and its obligations of good faith and fair dealing in connection with consummating the Merger, and that the Termination Fee is an unenforceable penalty. B. Riley is also seeking an award of costs and reasonable attorneys’ fees and such other further relief as the Court finds equitable and appropriate.

At a hearing held on December 31, 2018, the Court stated that it would grant a temporary restraining order to preserve the status quo, which order would prohibit Rent-A-Center from engaging in certain transactions pending an expedited trial on the merits. On January 3, 2019, the Court granted B. Riley’s motion to intervene in the Vintage Capital case and on January 7, 2019, the Court granted a temporary restraining order restricting Rent-A-Center from engaging in certain transactions prior to the trial on the merits scheduled for February 11, 2019.  On February 11th and 12th, a trial was held in Delaware, post-trial briefs were filed on February 22, 2019 and March 1, 2019. A post-trial hearing has been scheduled for March 11, 2019. The Company believes that it is reasonably possible that the Court will rule in favor of the Performance Demand. The amount of possible loss is not estimable; however, the range of loss could be from $0 to $128.5 million.

On August 11, 2017, a putative class action lawsuit titled Freedman v. magicJack VocalTec Ltd. et al., Case 9-17-cv-80940, was filed against magicJack and its Board of Directors in the United States District Court for the Southern District of Florida. The complaint alleged claims against magicJack and the members of its Board of Directors as well as two former members for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, arising from proxy statements issued in connection with magicJack’s April 19, 2017 shareholders meeting and magicJack’s July 31, 2017 shareholders meeting that allegedly misrepresented material facts concerning the “true value” of Broadsmart Global, Inc. and its future prospects in order that the individual defendants (the Board members) could entrench themselves on magicJack’s Board and extract unwarranted compensation in connection with their attempt to sell the company. In January 2018, the plaintiff filed an Amended Complaint. On February 16, 2018, magicJack and all of the individual defendants filed a motion to dismiss the Amended Complaint. The plaintiff filed his opposition to the motion to dismiss on April 2, 2018, and defendants’ reply was filed on April 19, 2018. The court issued an order dismissing the amended complaint without prejudice on August 9, 2018.  The plaintiff filed an amended complaint, and on August 20, 2018, magicJack filed a motion to dismiss the second amended complaint.  On November 21, 2018, the court issued an order granting the motion to dismiss with prejudice.  The plaintiff has filed Notice of Appeal with the U.S. Court of Appeals for the 11th Circuit, and, on January 30, 2019, filed a brief with the appeals court.  On February 7, 2019, the court dismissed the appeal because appellant failed to file an appendix within the time period specified by the rules.  On February 19, the plaintiff filed a motion to reinstate the appeal, which was returned unfiled because the proposed appendix was not compliant.  In the event the plaintiff successfully files a motion to reinstate the appeal, the Company intends to object to the request.  The Company cannot estimate the amount of potential liability, if any, that could arise from this matter.

In June 2018, Galilee Acquisition LLC f/k/a Sutton View Acquisition LLC (“GAL”) filed a complaint, served the following month, (case No.:50-2018-CA-007976-XXXX-MB) in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against magicJack Vocaltec Ltd. alleging a claim for negligent misrepresentation.  The complaint alleges that magicJack provided false, material information to the plaintiff concerning its business, including information related to the operations, revenue projections, profit projections and growth forecast of Broadsmart.  It alleges that the plaintiff relied on the information provided in determining whether to pursue acquiring magicJack and to incur the cost of conducting due diligence.  The suit seeks an unspecified amount of damages.  magicJack disputes GAL’s claims and intends to vigorously defend the action.  magicJack filed a motion to dismiss on September 4, 2018, which remains pending.  The Company cannot estimate the amount of potential liability, if any, that could arise from this matter.

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

In February 2017, certain former employees filed an arbitration claim with FINRA against WSI alleging misrepresentations in the recruitment of claimants to join WSI. Claimants also allege that WSI failed to support their mortgage trading business resulting in the loss of opportunities during their employment with WSI. Claimants are seeking $10.0 million in damages. WSI has counterclaimed alleging that claimants misrepresented their process for doing business, particularly their capital needs, resulting in substantial losses to WSI. WSI believes the claimants’ claims are meritless and intends to vigorously defend the action.

In March 2017, United Online, Inc. received a letter from PeopleConnect, Inc. (formerly, Classmates, Inc.) (“Classmates”) regarding a notice of investigation received from the Consumer Protection Divisions of the District Attorneys’ offices of four California counties (“California DAs”). These entities suggest that Classmates may be in violation of California codes relating to unfair competition, false or deceptive advertising, and auto-renewal practices. Classmates asserts that these claims are indemnifiable claims under the purchase agreement between United Online, Inc. and the buyer of Classmates. A tolling agreement with certain California District Attorneys has been signed and informal discovery and production is in process. At the present time, management believes the financial impact to the Company, if any, is not expected to be material.

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

As of March 4, 2019, there were approximately 176 holders of record of our Common Stock. This number does not include beneficial owners holding shares through nominees or in “street” name.

Dividend Policy

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. On March 5, 2019 we declared a regular dividend of $0.08 per share which will be paid by us on or about March 28, 2019 to stockholders of record as of March 19, 2019. On November 5, 2018, we declared a regular dividend of $0.08 per share and a special dividend of $0.08 per share which was paid by us on November 27, 2018 to stockholders of record as of November 16, 2018. On August 2, 2018, we declared a regular dividend of $0.08 per share and a special dividend of $0.22 per share which was paid by us on August 29, 2018 to stockholders of record as of August 16, 2018. On May 7, 2018, we declared a regular dividend of $0.08 per share and a special dividend of $0.04 per share which was paid by us on June 5, 2018 to stockholders of record as of May 21, 2018. On March 7, 2018, we declared a regular dividend of $0.08 per share and a special dividend of $0.08 per share which was paid by us on April 3, 2018. During the years ended December 31, 2018 and 2017, we paid cash dividends of $22.7 million and $16.8 million on our common stock, respectively. While it is the Board’s current intention to make regular dividend payments of $0.08 per share each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

Share Performance Graph

The following graph compares the cumulative total shareholder return on our common share with the cumulative total return on the Russell 2000 Index and a peer group index for the period from December 31, 2013 to December 31, 2018. The graph and table below assume that $100 was invested on the starting date and dividends, if any, were reinvested on the date of payment without payment of any commissions. The performance shown in the graph and table represents past performance and should not be considered an indication of future performance.

As of December 31,	2013	2014	2015	2016	2017	2018
B. Riley Financial, Inc.	$100	$178	$190	$368	$385	$323
Russell 2000	$100	$104	$98	$117	$132	$116
Industry Peer Group	$100	$109	$87	$101	$116	$100

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

Item 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of and for each of the five fiscal years ended December 31, 2018, and is derived from our Consolidated Financial Statements. The Consolidated Financial Statements as of December 31, 2018 and 2017, and for each of the years in the three-year period ended December 31, 2018, are included elsewhere in this report. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Consolidated Statement of Operations Data:

(Dollars in thousands, except share data)

	Year Ended December 31,
	2018	2017	2016	2015	2014
Revenues:
Services and fees	$390,555	$304,841	$164,235	$101,929	$67,257
Interest income - Securities lending	31,798	17,028	—	—	—
Sale of goods	638	307	26,116	10,596	9,859
Total revenues	422,991	322,176	190,351	112,525	77,116
Operating expenses:
Direct cost of services	51,580	55,501	40,857	29,049	23,466
Cost of goods sold	800	398	14,755	3,072	14,080
Selling, general and administrative expenses	293,682	213,008	82,127	58,322	44,453
Restructuring charge	8,506	12,374	3,887	—	2,548
Interest expense - Securities lending	23,039	12,051	—	—	—
Total operating expenses	377,607	293,332	141,626	90,443	84,547
Operating income (loss)	45,384	28,844	48,725	22,082	(7,431)
Other income (expense):
Interest income	1,326	420	318	17	12
Income (loss) from equity investments	7,986	(437)	—	—	—
Interest expense	(33,393)	(8,382)	(1,996)	(834)	(1,262)
Income (loss) before income taxes	21,303	20,445	47,047	21,265	(8,681)
(Provision for) benefit from income taxes	(4,903)	(8,510)	(14,321)	(7,688)	2,886
Net income (loss)	16,400	11,935	32,726	13,577	(5,795)
Net income attributable to noncontrolling interests	891	379	11,200	1,772	6
Net income (loss) attributable to B. Riley Financial, Inc.	$15,509	$11,556	$21,526	$11,805	$(5,801)

Basic earnings (loss) per share	$0.60	$0.50	$1.19	$0.73	$(0.60)
Diluted earnings (loss) per share	$0.58	$0.48	$1.17	$0.73	$(0.60)

Weighted average basic shares outstanding	25,937,305	23,181,388	18,106,621	16,221,040	9,612,154
Weighted average diluted shares outstanding	26,764,856	24,290,904	18,391,852	16,265,915	9,612,154

Consolidated Balance Sheet Data:

(Dollars in thousands)

	As of December 31,
	2018	2017	2016	2015	2014
Cash and cash equivalents	$179,440	$132,823	$112,105	$30,012	$21,600
Restricted cash	838	19,711	3,294	51	7,657
Securities and other investments owned, at fair value	273,577	145,360	16,579	25,543	17,955
Total assets	1,957,710	1,386,904	264,618	132,420	138,990
Total liabilities	1,699,050	1,121,058	114,226	23,100	41,911
Total equity	258,660	265,846	150,392	109,320	97,079

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “may,” “will,” “should,” “could,” “future,” “likely,” “predict,” “project,” “potential,” “continue,” “estimate” and similar expressions are generally intended to identify forward-looking statements, but are not exclusive means of identifying forward-looking statements in this Annual Report.

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

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: volatility in our revenues and results of operations; changing conditions in the financial markets; our ability to generate sufficient revenues to achieve and maintain profitability; the short term nature of our engagements; the accuracy of our estimates and valuations of inventory or assets in “guarantee” based engagements; competition in the asset management business; potential losses related to our auction or liquidation engagements; our dependence on communications, information and other systems and third parties; potential losses related to purchase transactions in our Auction and Liquidations business; the potential loss of financial institution clients; potential losses from or illiquidity of our proprietary investments; changing economic and market conditions; potential liability and harm to our reputation if we were to provide an inaccurate appraisal or valuation; potential significant liability and harm to our reputation if we are required to pay the termination fee or other obligations of Vintage Capital in connection with the ongoing litigation with Rent-A-Center; potential mark-downs in inventory in connection with purchase transactions; failure to successfully compete in any of our segments; loss of key personnel; our ability to borrow under our credit facilities or at-the-market offering as necessary; failure to comply with the terms of our credit agreements or senior notes; our ability to meet future capital requirements; our ability to realize the benefits of our completed acquisitions, including our ability to achieve anticipated opportunities and operating cost savings, and accretion to reported earnings estimated to result from completed and proposed acquisitions in the time frame expected by management or at all; our ability to promptly and effectively integrate our business with that of magicJack; the reaction to the magicJack acquisition of our and magicJack’s customers, employees and counterparties; and the diversion of management time on acquisition-related issues. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise

Except as otherwise required by the context, references in this Annual Report to “the “Company,” “B. Riley,” “we,” “us” or “our” refer to the combined business of B. Riley Financial, Inc. and all of its subsidiaries.

Overview

B. Riley Financial, Inc. (NASDAQ: RILY) and its subsidiaries provide collaborative financial services and solutions through several operating subsidiaries including:

•	B. Riley FBR, Inc. (“B. Riley FBR”) is a leading, full service investment bank providing financial advisory, corporate finance, research, securities lending and sales & trading services to corporate, institutional and high net worth individual clients. B. Riley FBR was formed in November 2017 through the merger of B. Riley & Co, LLC and FBR Capital Markets & Co.; the name of the combined broker dealer was subsequently changed to B. Riley FBR, Inc. FBR Capital Markets & Co. was acquired by B. Riley Financial in June 2017.

•	B. Riley Wealth Management, Inc provides comprehensive wealth management and brokerage services to individuals and families, corporations and non-profit organizations, including qualified retirement plans, trusts, foundations and endowments. B. Riley Wealth Management was formerly Wunderlich Securities, Inc., which the Company acquired on July 3, 2017 and changed its name in June 2018.

•	B. Riley Capital Management, LLC, a Securities and Exchange Commission (“SEC”) registered investment advisor, which includes:

o	B. Riley Asset Management, an advisor to certain private funds and to institutional and high net worth investors;

o	B. Riley Wealth Management, a multi-family office practice and wealth management firm focused on the needs of ultra-high net worth individuals and families; and

o	Great American Capital Partners, LLC (“GACP”), the general partner of two private funds, GACP I, L.P. and GACP II, L.P., both direct lending funds that provide senior secured loans and second lien secured loan facilities to middle market public and private U.S. companies.

•	GlassRatner Advisory & Capital Group LLC (“GlassRatner”), a specialty financial advisory services firm we acquired on August 1, 2018, provides consulting services to shareholders, creditors and companies, including due diligence, fraud investigations, corporate litigation support, crisis management and bankruptcy services. The addition of GlassRatner, strengthens B. Riley’s diverse platform and compliments the restructuring services provided by B. Riley FBR.

•	Great American Group, LLC, a leading provider of asset disposition and auction solutions to a wide range of retail and industrial clients.

•	Great American Group Advisory and Valuation Services, LLC, a leading provider of appraisal and valuation services for asset based lenders, private equity firms and corporate clients.

We also pursue a strategy of investing in or acquiring companies which we believe have attractive investment return characteristics. We acquired United Online, Inc. (“UOL”) on July 1, 2016 and magicJack VocalTec Ltd. (“magicJack”) on November 14, 2018 as part of our principal investment strategy.

•	UOL is a communications company that offers consumer subscription services and products, consisting of Internet access services and devices under the NetZero and Juno brands primarily sold in the United States.

•	magicJack is a Voice over IP (“VoIP”) cloud-based technology and services communications provider.

We are headquartered in Los Angeles with offices in major cities throughout the United States including New York, Chicago, Boston, Memphis, and Metro Washington D.C.

For financial reporting purposes we classify our businesses into four operating segments: (i) Capital Markets, (ii) Auction and Liquidation, (iii) Valuation and Appraisal and (iv) Principal Investments - United Online and magicJack.

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

Principal Investments - United Online and magicJack Segments. Our Principal Investments - United Online and magicJack segment consists of businesses which have been acquired primarily for attractive investment return characteristics. Currently, this segment includes UOL, through which we provide consumer Internet access, and magicJack, through which we provide VoIP communication services and related subscription services.

Recent Developments

On June 17, 2018, B. Riley Financial, Inc. (the “Company” or “B. Riley”) entered into certain agreements pursuant to which B. Riley agreed to provide certain debt and equity funding and other support in connection with the acquisition (the “Acquisition”) by Vintage Rodeo Parent, LLC (the “Vintage Parent”), of Rent-A-Center, Inc. (“Rent-A-Center”), contemplated by that certain merger agreement dated as of June 17, 2018, by and among Vintage Parent, Vintage Rodeo Acquisition, Inc. a wholly owned subsidiary of Vintage Parent (the “Merger Sub” or the “Borrower”), and Rent-A-Center (the “Merger Agreement”).

In connection therewith, B. Riley and Vintage RTO, L.P., an affiliate of Vintage Parent (“Vintage Merger Guarantor”), entered into a Limited Guarantee dated as of June 17, 2018 (the “Limited Guarantee”), in favor of Rent-A-Center, pursuant to which B. Riley and Vintage Merger Guarantor (together, the “Merger Guarantors”) agreed to guarantee, jointly and severally, to Rent-A-Center the payment, performance and discharge of all of the liabilities and obligations of Vintage Parent and Merger Sub under the Merger Agreement when required in accordance with the Merger Agreement (the “Guaranteed Obligations”), including without limitation, (i) termination fees in the amount of $126.5 million due to Rent-A-Center if the Merger Agreement is properly terminated (the “Termination Fee”); and (ii) reimbursement and indemnification obligations when required (collectively, the “Guarantee Obligations”), provided, that the liability under the Limited Guarantee shall not exceed $128.5 million.

In connection with the execution of the Limited Guarantee, the Company entered into a Mutual Indemnity/Contribution Agreement, dated as of June 17, 2018 (the “Mutual Indemnity Agreement”), with the Vintage Merger Guarantor and Samjor Family, LP (collectively, the “Vintage Indemnity Parties”). Under the Mutual Indemnity Agreement, the Vintage Guarantors agreed, jointly and severally, to indemnify and hold harmless B. Riley and its affiliates from damages and liabilities arising out of the Guarantee Obligations, other than those caused B. Riley’s failure to fund under their debt or equity commitments.

On December 18, 2018, Rent-A-Center purported to terminate the Merger Agreement because the end date of the agreement was allegedly not extended prior to December 17, 2018 by Vintage Parent. Rent-A-Center delivered notice of such termination to Vintage Parent, and notified Vintage Parent of its obligation under the terms of the Merger Agreement to pay Rent-A-Center the Termination Fee within three business days.

On December 18, 2018, Vintage Capital Management, LLC, an affiliate of Vintage Parent (“Vintage Capital”), delivered a letter to Rent-A-Center stating that Rent-A-Center’s purported termination of the Merger Agreement is invalid, that it believes the Merger Agreement remains in effect.  On December 21, 2018, Vintage Capital filed a complaint in the Court of Chancery of the State of Delaware (the “Court”) challenging Rent-A-Center’s purported termination of the Merger Agreement and demand for payment of the Termination Fee. The relief sought by Vintage Capital includes declaratory judgements that the Merger Agreement has not been terminated and remains in full force and effect, that Rent-A-Center has breached its obligations under the Merger Agreement and is not excused from failing to comply with its obligations thereunder and that the Termination Fee is an unenforceable penalty.

On December 28, 2018, Rent-A-Center provided each of B. Riley and the Vintage Merger Guarantors with a written request under the Limited Guarantee (a “Performance Demand”), to promptly, and in any event within ten (10) Business Days, pay to Rent-A-Center the Guaranteed Obligations (including the Termination Fee) in full.

On December 30, 2018, B. Riley filed a motion in the Court to intervene in the above referenced case filed by Vintage Capital pursuant to which B. Riley is seeking declaratory judgments, among other things, that the parties agreed to extend the End Date under the Merger Agreement and that Rent-A-Center is estopped from terminating the Merger Agreement, that Rent-A-Center has breached the Merger Agreement and its obligations of good faith and fair dealing in connection with consummating the Merger, and that the Termination Fee is an unenforceable penalty. B. Riley is also seeking an award of costs and reasonable attorneys’ fees and such other further relief as the Court finds equitable and appropriate.

At a hearing held on December 31, 2018, the Court stated that it would grant a temporary restraining order to preserve the status quo, which order would prohibit Rent-A-Center from engaging in certain transactions pending an expedited trial on the merits. On January 3, 2019, the Court granted B. Riley’s motion to intervene in the Vintage Capital case and on January 7, 2019, the Court granted a temporary restraining order restricting Rent-A-Center from engaging in certain transactions prior to the trial on the merits scheduled for February 11, 2019.  On February 11th and 12th, a trial was held in Delaware, post-trial briefs were filed on February 22, 2019 and March 1, 2019. A post-trial hearing has been scheduled for March 11, 2019.  The Company believes that it is reasonably possible that the Court will rule in favor of the Performance Demand. The amount of possible loss is not estimable; however, the range of loss could be from $0 to $128.5 million.

On November 14, 2018, the Company entered into an agreement to acquire shares of National Holdings Corporation (“National Holdings”), a Nasdaq-listed issuer, from Fortress Biotech, Inc. for an aggregate purchase price totaling approximately $22.9 million. The transaction was completed in two tranches. In the first tranche, which was completed in the fourth quarter of 2018, the Company acquired shares representing 24% of the total outstanding shares of National Holdings. The second tranche was contingent upon receipt of the approval of Financial Industry Regulatory Authority, Inc., which was obtained in the first quarter of 2019. As a result of the closing of the second tranche, the Company now holds 49% of the outstanding shares of National Holdings. The equity ownership in National Holdings is accounted for under the equity method of accounting.

BRPAC, UOL, and YMax (together with BRPAC and UOL, the “Borrowers”), our indirect wholly-owned subsidiaries, in their capacity of borrowers, entered the BRPAC Credit Agreement dated December 19, 2018, with the Banc of California, N.A. in its capacity as agent and lender and with the other lenders party thereto. Certain of the Borrowers’ U.S. subsidiaries are guarantors of all obligations under the BRPAC Credit Agreement and are parties to the BRPAC Credit Agreement in such capacity (collectively, the “Secured Guarantors”; and, together with the Borrowers, the “Credit Parties”). In addition, we and B. Riley Principal Investments, LLC, the parent corporation of BRPAC and our subsidiary, are guarantors of the obligations under BRPAC Credit Agreement pursuant to standalone guaranty agreements pursuant to which the shares of outstanding membership interests of the BRPAC are pledged as collateral. The obligations under the BRPAC Credit Agreement are secured by first-priority liens on, and a first-priority security interest in, substantially all of the assets of the Credit Parties, including a pledge of (a) 100% of the equity interests of the Credit Parties, (b) 65% of the equity interests in United Online Software Development (India) Private Limited, a private limited company organized under the laws of India and (c) 65% of the equity interests in magicJack. The credit facilities under the BRPAC Credit Agreement consist of: (a) a term credit facility under which the Borrowers may borrow up to $80.0 million on the closing date with a final maturity date of five years from the closing date; and (b) an optional accordion term loan credit facility under which the Borrowers may borrow up to $10.0 million with a final maturity date of five years from the closing date. On February 1, 2019, the Borrowers entered into the First Amendment to Credit Agreement and Joinder with City National Bank as a new lender in which the new lender extended to Borrowers the additional $10.0 million as further discussed in Note 11 to the accompanying financial statements. Borrowings under the BRPAC Credit Agreement are due in quarterly installments commencing on March 31, 2019 with any remaining amounts outstanding due at maturity. The borrowings under the BRPAC Credit Agreement bear interest equal to the LIBOR plus a margin of 2.50% to 3.00% depending on the Borrowers’ consolidated total funded debt ratio as defined in the BRPAC Credit Agreement. The proceeds of the BRPAC Credit Agreement were used to refinance a portion of the purchase price of the recently closed acquisition of magicJack and to pay related costs. Borrowings under the BRPAC Credit Agreement will bear interest at a rate equal to (A) the LIBOR Rate for Eurodollar loans, plus (B) the applicable margin rate, which ranges from two and one-half percent (2.5%) to three percent (3.0%) per annum. Amounts outstanding under the Credit Facilities are due in quarterly installments commencing on March 31, 2019 with any remaining amounts outstanding due at maturity.

On September 6, 2018, we entered into the Underwriting Agreement with B. Riley FBR, as representative of several underwriters named in the Underwriting Agreement, pursuant to which we agreed to sell to the underwriters up to an aggregate principal amount of $87.0 million of 6.875% Senior Notes due in September 2023 (the “September 2023 Notes”), plus an additional $13.1 million aggregate principal amount to cover underwriter overallotments. As of December 31, 2018, the Company sold approximately $100.1 million of the September 2023 Notes. The September 2023 Notes were issued pursuant to the Indenture between us and U.S. Bank, National Association, as trustee. The September 2023 Notes sold under the Underwriting Agreement were issued pursuant to a prospectus dated April 6, 2018, as supplemented by a prospectus supplement dated September 7, 2018, each filed with the SEC pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-223789), which was declared effective by the SEC on April 6, 2018.

During 2017 and 2018, we entered into a series of related At the Market Issuance Sales Agreements (the “Sales Agreements”) with B. Riley FBR, Inc. governing an ongoing program of at-the-market sales of our senior notes.  We filed prospectus supplements under which we sold the senior notes on June 28, 2017, December 19, 2017, April 25, 2018, June 5, 2018 and December 18, 2018.  Each of these prospectus supplements was filed pursuant to an effective Registration Statement on Form S-3.  In aggregate, we have sold senior notes having an aggregate principal balance of $467.2 million under the Sales Agreements and related prospectus supplements.  Our most recent Sales Agreement was entered into on December 18, 2018 (the “December 2018 Program”), and, under the related prospectus supplement, we may offer and sell up to $75.0 million of the senior notes.  As of December 31, 2018, we had $75.0 million remaining availability under the December 2018 Program.

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

Pursuant to the Agency Agreement, the Joint Venture agreed to pay (a) a cash purchase price of approximately $560.0 million (the “Cash Purchase Price”), which includes all amounts due and owing by the Debtors to the lenders under that certain debtor in possession financing facility, the cash amounts used to collateralize certain letters of credit and an amount to fund the payment of certain fees and expenses incurred by the Debtors’ professionals, (b) a credit bid of $125.0 million, and (c) $93.8 million to pay for certain administrative expenses of the Debtors as reflected in an agreed upon wind down budget. In exchange for such payments and the payment of certain expenses, the Joint Venture received the right to receive all proceeds (cash or otherwise) of any of the Debtors' Assets except as otherwise set forth in the Agency Agreement (the “Proceeds”). The sale of inventory and certain of the assets of Bon-Ton through a going-out-of-business sale was completed on August 31, 2018. The Joint Venture continues to wind down the business activities of Bon-Ton and sale of certain real property, among other items, in accordance with the Agency Agreement.

To fund GA’s portion of the Cash Purchase Price, GA borrowed (i) $300.0 million from Wells Fargo Bank, N.A. (“Wells Fargo Bank”) pursuant to an amended and restated consent dated April 19, 2018 to that certain credit agreement among GA, its affiliates and Wells Fargo Bank, as amended (the “Credit Agreement”), and (ii) approximately $51.0 million from GACP II, L.P., a direct lending fund managed by GACP, an affiliate of GA and a wholly owned subsidiary of the Company. Each of these loans is to be repaid from the Proceeds after the payment of certain expenses incurred by the Joint Venture in connection with the sale. In connection with the borrowing from Wells Fargo Bank, the maximum borrowing limit under the Credit Agreement was increased solely for purposes of the Bon-Ton Transactions from $200.0 million to $300.0 million and reverted back to $200.0 million upon repayment of the amounts borrowed in connection with the Bon-Ton Transactions. The amounts borrowed in connection with the Bon-Ton Transaction were fully repaid in the third quarter of 2018.

On January 12, 2018, we converted a loan receivable from bebe stores, inc. (“bebe”) in the amount of $16.9 million in principal and accrued interest into 2,819,528 shares of common stock of bebe, representing a conversion price at $6.00 per share. On January 12, 2018, the Company also purchased 500,000 shares of bebe common stock at $6.00 per share of which 250,000 shares were newly issued common stock by bebe and 250,000 shares were purchased from the majority shareholder of bebe. In total, the Company acquired 3,319,528 shares of bebe common stock. In connection with such transactions, bebe fixed the size of its board of directors at five members of which two employees of the Company were newly appointed to the bebe board. At December 31, 2018, we had an ownership of approximately 30.1% of bebe’s outstanding common shares.

On November 9, 2017, we entered into an Agreement and Plan of Merger (the “magicJack Merger Agreement”) with B. R. Acquisition Ltd., an Israeli corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and magicJack VocalTec Ltd., an Israeli corporation (“magicJack”), pursuant to which Merger Sub would merge with and into magicJack, with magicJack continuing as the surviving corporation and as an indirect subsidiary of the Company. Subject to the terms and conditions of the magicJack Merger Agreement, each outstanding share of magicJack converted into the right to receive $8.71 in cash without interest, representing approximately $143.1 million in aggregate merger consideration. The closing of the transaction was subject to the receipt of certain regulatory approvals and the satisfaction of other closing conditions. The acquisition of magicJack closed in November 2018.

Results of Operations

The following year to year comparisons of our financial results are not necessarily indicative of future results.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Consolidated Statements of Income

(Dollars in thousands)

	Year Ended		Year Ended
	December 31, 2018		December 31, 2017
	Amount	%	Amount	%
Revenues:
Services and fees	$390,555	92.3%	$304,841	94.6%
Interest income - Securities lending	31,798	7.5%	17,028	5.3%
Sale of goods	638	0.2%	307	0.1%
Total revenues	422,991	100.0%	322,176	100.0%

Operating expenses:
Direct cost of services	51,580	12.2%	55,501	17.2%
Cost of goods sold	800	0.2%	398	0.1%
Selling, general and administrative expenses	293,682	69.4%	213,008	66.1%
Restructuring charge	8,506	2.0%	12,374	3.8%
Interest expense - Securities lending	23,039	5.4%	12,051	3.7%
Total operating expenses	377,607	89.3%	293,332	91.0%
Operating income	45,384	10.7%	28,844	9.0%
Other income (expense):
Interest income	1,326	0.3%	420	0.1%
Income (loss) from equity investments	7,986	1.9%	(437)	(0.1)%
Interest expense	(33,393)	(7.9)%	(8,382)	(2.6)%
Income before income taxes	21,303	5.0%	20,445	6.4%
Provision for income taxes	(4,903)	(1.1)%	(8,510)	(2.6)%
Net income	16,400	3.9%	11,935	3.7%
Net income attributable to noncontrolling interests	891	0.2%	379	0.1%
Net income attributable to B. Riley Financial, Inc.	$15,509	3.7%	$11,556	3.6%

Revenues

The table below and the discussion that follows are based on how we analyze our business.

	Year Ended		Year Ended
	December 31, 2018		December 31, 2017		Change
	Amount	%	Amount	%	Amount	%
Revenues - Services and fees:
Capital Markets segment	$243,268	57.5%	$172,695	53.6%	$70,573	40.9%
Auction and Liquidation segment	54,923	13.0%	47,376	14.7%	7,547	15.9%
Valuation and Appraisal segment	38,705	9.2%	33,331	10.3%	5,374	16.1%
Principal Investments - United Online and magicJack segment	53,659	12.7%	51,439	16.0%	2,220	4.3%
Subtotal	390,555	92.3%	304,841	94.6%	85,714	28.1%

Revenues - Sale of goods:
Auction and Liquidation segment	63	0.0%	3	0.0%	60	n/m
Principal Investments - United Online and magicJack segment	575	0.1%	304	0.1%	271	89.1%
Subtotal	638	0.2%	307	0.1%	331	107.8%

Interest income - Securities lending:
Capital Markets segment	31,798	7.5%	17,028	5.3%	14,770	86.7%
Total revenues	$422,991	100.0%	$322,176	100.0%	$100,815	31.3%

n/m - Not applicable or not meaningful.

Total revenues increased $100.8 million to $423.0 million during the year ended December 31, 2018 from $322.2 million during the year ended December 31, 2017. The increase in revenues during the year ended December 31, 2018 was primarily due to an increase in revenue from services and fees of $85.7 million, an increase in revenue from interest income – securities lending of $14.8 million and increase in revenue from sale of goods of $0.3 million. The increase in revenue from services and fees of $85.7 million in 2018 was primarily due to an increase in revenue of $70.6 million in the Capital Markets segment, $7.5 million in the Auction and Liquidation segment, $5.4 million in the Valuation and Appraisal segment and $2.2 million in the Principal Investments – United Online and magicJack segment.

Revenues from services and fees in the Capital Markets segment increased $70.6 million, or 40.9% to $243.3 million during the year ended December 31, 2018 from $172.7 million during the year ended December 31, 2017. The increase in revenues was primarily due to an increase in revenue of $25.4 million from investment banking fees, an increase in revenue of $33.9 million from wealth management services, an increase in revenue of $12.8 million from consulting fees as a result of the acquisition of GlassRatner on August 1, 2018, an increase of $13.5 million from commissions and fees revenue from research, sales and trading and an increase of $8.1 million of other revenues, offset by a decrease in revenues of $23.1 million from trading gains. Included in the revenue from the Capital Markets segment during the year ended December 31, 2018 is full year revenue of FBR and Wunderlich, which the company acquired on June 1, 2017 and July 2, 2017, respectively.

Revenues from services and fees in the Auction and Liquidation segment increased $7.5 million, or 15.9%, to $54.9 million during the year ended December 31, 2018 from $47.4 million during the year ended December 31, 2017. The increase in revenues of $7.5 million was primarily due to an increase in revenues of $5.8 million from services and fees from retail liquidation engagements and an increase in revenues of $1.7 million from services and fees in our wholesale and industrial auction division.

Revenues from services and fees in the Valuation and Appraisal segment increased $5.4 million, or 16.1%, to $38.7 million during the year ended December 31, 2018 from $33.3 million during the year ended December 31, 2017. The increase in revenues was primarily due to $3.9 million increase related to appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors, $1.3 million increase related to appraisal engagements where we perform valuations of intellectual property and business valuations, and $0.2 million increase related to appraisal engagements where we perform valuations of machinery and equipment.

Revenues from services and fees in the Principal Investments - United Online and magicJack segment increased $2.2 million to $53.7 million during the year ended December 31, 2018 from $51.4 million during the year ended December 31, 2017. Revenues from services and fees as a result of the acquisition of magicJack included in the segment for the period from November 14, 2018 (acquisition date) through December 31, 2018 were $8.8 million. UOL services revenues primarily from customer paid accounts related to our Internet access and related subscription services decreased approximately $3.8 million to $35.4 million during the year ended December 31, 2018 from $39.2 million during the year ended December 31, 2017. Advertising revenues from Internet display advertising and search related to our email and Internet access services decreased $2.7 million to $9.5 million during the year ended December 31, 2018 from $12.2 million during the year ended December 31, 2017. Over the past several years revenues from UOL paid subscription services have declined year over year as a result of a decline in the number of paid subscribers for our services. Management believes the decline in UOL paid subscriber accounts is primarily attributable to the industry trends of consumers switching from dial-up Internet access to high speed Internet access such as cable and DSL. Management expects revenues from UOL continue to decline year over year.

Sale of Goods, Cost of Goods Sold and Gross Margin

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Auction and Liquidation Segment	Principal Investments – United Online and magicJack Segment	Total	Auction and Liquidation Segment	Principal Investments – United Online and magicJack Segment	Total
Revenues - Sale of Goods	$63	$575	$638	$3	$304	$307
Cost of goods sold	41	759	800	2	396	398
Gross margin on services and fees	$22	$(184)	$(162)	$1	$(92)	$(91)

Gross margin percentage	34.9%	(32.0)%	(25.4)%	33.3%	(30.3)%	(29.6)%

Revenues from the sale of goods increased $0.3 million, to $0.6 million during the year ended December 31, 2018 from $0.3 during the year ended December 31, 2017. Revenues from sale of goods was primarily attributable to the sale of mobile broadband devices from UOL that are sold in connection with the mobile broadband services and the sale of magicJack devices that are sold in connection with VoIP services. Cost of goods sold for the year ended December 31, 2018 was $0.8 million, resulting in a gross margin of ($0.2) million or (25.4) %. Cost of goods sold in 2017 was $0.4 million resulting in a gross margin of ($0.1) million or (29.6%) during the year ended December 31, 2017.

Operating Expenses

Direct Costs of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the years ended December 31, 2018 and 2017 are as follows:

	Year Ended December 31, 2018				Year Ended December 31, 2017
	Auction and Liquidation Segment	Valuation and Appraisal Segment	Principal Investments – United Online and magicJack Segment	Total	Auction and Liquidation Segment	Valuation and Appraisal Segment	Principal Investments – United Online and magicJack Segment	Total
Revenues - Services and fees	$54,923	$38,705	$53,659		$47,376	$33,331	$51,439
Direct cost of services	19,627	16,826	15,127	$51,580	27,841	14,876	12,784	$55,501
Gross margin on services and fees	$35,296	$21,879	$38,532		$19,535	$18,455	$38,655

Gross margin percentage	64.3%	56.5%	71.8%		41.2%	55.4%	75.1%

Total direct costs decreased $3.9 million, to $51.6 million during the year ended December 31, 2018 from $55.5 million during the year ended December 31, 2017. Direct costs of services decreased by $8.2 million in the Auction and Liquidation segment, offset by an increase of $2.3 million in the Principal Investments - United Online and magicJack segment and an increase of $2.0 million in the Valuation and Appraisal segment. The decrease in direct costs in the Auction and Liquidation segment was primarily due to mix of engagement types performed during the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase in direct costs in the Principal Investments – United Online and magicJack segment was primarily as a result of the acquisition of magicJack on November 14, 2018. The increase in direct costs of services in the Valuation and Appraisal segment was primarily due to an increase in payroll and related expenses in 2018 as compared to the same period in 2017.

Auction and Liquidation

Gross margin in the Auction and Liquidation segment for services and fees increased to 64.3% of revenues during the year ended December 31, 2018, as compared to 41.2% of revenues during the year ended December 31, 2017. The increase in margin in the Auction and Liquidation segment is due to the mix of engagement types between guarantee and commission and fees engagements performed during the year ended December 31, 2018 as compared to the prior year period.

Valuation and Appraisal

Gross margins in the Valuation and Appraisal segment increased to 56.5% of revenues during the year ended December 31, 2018 as compared to 55.4% of revenues during the year ended December 31, 2017. The increase in margin in the Valuation and Appraisal segment is primarily due to impact of the increase in revenues during the year ended December 31, 2018 as compared to the same 2017 period.

Principal Investments - United Online and magicJack

Gross margins in the Principal Investments-United Online and magicJack segment decreased to 71.8% of revenues during the year ended December 31, 2018 as compared to 75.1% of revenues during the year ended December 31, 2017. The decrease in margin in the Principal Investments – United Online and magicJack segment is primarily due to the mix of revenues of services and fees and as a result of the acquisition of magicJack on November 14, 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the years ended December 31, 2018 and 2017 were comprised of the following:

Selling, General and Administrative Expenses by Segment

(Dollars in thousands)

	Year Ended		Year Ended
	December 31, 2018		December 31, 2017		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$233,497	79.5%	$153,886	72.3%	$79,611	51.7%
Auction and Liquidation segment	8,305	2.8%	8,350	3.9%	(45)	(0.5)%
Valuation and Appraisal segment	10,782	3.7%	8,742	4.1%	2,040	23.3%
Principal Investments - United Online and magicJack segment	18,563	6.3%	18,337	8.6%	226	1.2%
Corporate and Other segment	22,535	7.7%	23,693	11.1%	(1,158)	(4.9)%
Total selling, general & administrative expenses	$293,682	100.0%	$213,008	100.0%	$80,674	37.9%

Total selling, general and administrative expenses increased $80.7 million, or 37.9%, to $293.7 million during the year ended December 31, 2018 from $213.0 million for the year ended December 31, 2017. The increase of $80.7 million in selling, general and administrative expenses was due to an increase of $79.6 million in the Capital Markets segment, $2.0 million in the Valuation and Appraisal segment, and $0.2 million in the Principal Investments - United Online and magicJack segment, offset by a decrease in selling, general and administrative expenses of $1.2 million in the Corporate and Other segment.

Capital Markets

Selling, general and administrative expenses in the Capital Markets segment increased by $79.6 million, or 51.7% to $233.5 million during the year ended December 31, 2018 from $153.9 million during the year ended December 31, 2017. The increase in expenses was primarily due to an increase of $58.7 million in payroll and related expenses, an increase of $3.5 million in market data and other communication expenses, an increase of $2.7 million in share based payments, an increase of $2.5 million in rent, occupancy and related expenses, an increase of $2.6 million in clearing charges, an increase of $1.3 million in amortization expense, an increase of $2.0 million in business development expenses, an increase of $1.2 million in professional fees and an increase of $5.1 million in other expenses. The selling, general and administrative expenses in the Capital Markets segment for the year ended December 31, 2018 included full year expenses of FBR and Wunderlich, which we acquired on June 1, 2017 and July 3, 2017, respectively.

Auction and Liquidation

Selling, general and administrative expenses in the Auction and Liquidation segment was $8.3 million during the year ended December 31, 2018 compared to $8.4 million for the year ended December 31, 2017.

Valuation and Appraisal

Selling, general and administrative expenses in the Valuation and Appraisal segment increased $2.0 million, or 23.3%, to $10.8 million during year ended December 31, 2018 from $8.7 million for the year ended December 31, 2017. The increase of $2.0 million was primarily due to an increase of $2.7 million in payroll and related expenses, offset by a decrease of $0.7 million in other expenses.

Principal Investments - United Online and magicJack

Selling, general and administrative expenses in the Principal Investments - United Online and magicJack segment increased $0.2 million, or 1.2%, to $18.6 million for the year ended December 31, 2018 from $18.3 million for the year ended December 31, 2017. magicJack’s selling, general and administrative expenses included in the segment for the period from November 14, 2018 (acquisition date) to December 31, 2018 was $2.4 million.

Corporate and Other

Selling, general and administrative expenses for the Corporate and Other segment decreased $1.2 million, or 4.9%, to $22.5 million during the year ended December 31, 2018 from $23.7 million for the year ended December 31, 2017. The decrease of expenses in the Corporate and Other segment for year ended December 31, 2018 was primarily due a decrease of $3.0 million primarily related to the fair value adjustment and insurance recovery from key man life insurance in the prior year related to one of our executives in our appraisal segment and decrease in other general administrative expenses of $2.0 million, offset by an increase in payroll and related expenses of $3.8 million.

Restructuring Charge. During the year ended December 31, 2018, we incurred restructuring charges of $8.5 million compared to restructuring charges of $12.4 million during the year ended December 31, 2017. Restructuring charges of $8.5 million during the 2018 period was primarily related to severance costs and lease loss accruals for the planned consolidation of office space related to operations in the Capital Markets segment and the impairment of tradename for the rebranding of B. Riley Wealth Management. During the year ended December 31, 2017, we implemented costs savings measures taking into account the planned synergies as a result of the acquisitions of Wunderlich and FBR which included a reduction in force for some of the corporate executives of Wunderlich and FBR and a restructuring to integrate Wunderlich and FBR’s operations with our operations. These initiatives resulted in a restructuring charge of $11.7 million during the year ended December 31, 2017. The restructuring charges included $3.3 million related to severance and accelerated vesting of restricted stock awards to former corporate executives of Wunderlich and FBR and $5.0 million of severance, accelerated vesting of stock awards to employees and $3.4 million of lease loss accruals for the planned consolidation of office space related to operations. The restructuring charge in 2017 also included employee termination costs of $0.7 million related to a reduction in personnel in the principal investments - United Online and magicJack segment of our operations.

Other Income (Expense). Other income included $8.0 million income on equity investments during the year ended December 31, 2018 compared to a loss on equity investment of $0.4 million during the same period in 2017. Other income included interest income of $1.3 million during the year ended December 31, 2018 as compared to $0.4 million during the year ended December 31, 2017. Interest expense was $33.4 million during the year ended December 31, 2018 as compared to $8.4 million during the year ended December 31, 2017. The increase in interest expense of $25.0 million during the year ended December 31, 2018 compared to the same period in 2017 was primarily due to an increase in interest expense of $19.0 million from the issuances of senior notes due in 2021, 2023 and 2027; and approximately $6.6 million interest expense related to borrowings in connection with retail liquidation engagements, offset by a decrease in other interest expense of $0.6 million.

Income Before Income Taxes. Income before income taxes increased $0.9 million to $21.3 million during the year ended December 31, 2018 from $20.4 million during the year ended December 31, 2017. The increase in income before income taxes of $0.9 million was due to an increase in revenues of $100.8 million, an increase in income from equity investments of $8.4 million and an increase in interest income of $0.9 million, offset by an increase in operating expenses of $84.2 million and an increase in interest expense of $25.0 million.

Provision for Income Taxes. Provision for income tax was $4.9 million during the year ended December 31, 2018, a decrease of $3.6 million, from $8.5 million during the year ended December 31, 2017. The effective income tax rate was 23.0% during the year ended December 31, 2018 and 41.6% during the year ended December 31, 2017. The provision for income taxes during the year ended December 31, 2017 included (a) tax expense of $13.1 million primarily related to revaluation of deferred tax assets at 21.0% as a result of the U.S. Tax Cuts and Jobs Act enacted on December 22, 1017; and (b) a tax benefit of $8.4 million related to our election to treat the acquisition of UOL as a taxable business combination for income tax purposes in accordance with Internal Revenue Code Section 338(g) as more fully discussed in Note 15 in the consolidated financial statements. The tax provision during the year ended December 31, 2017 also includes a tax benefit due to a non-taxable insurance recovery in the amount of $6.0 million that was received in the second quarter of 2017.

Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests represents the proportionate share of net income generated by Great American Global Partners, LLC, in which we have a 50% membership interest that we do not own. The net income attributable to noncontrolling interests was $0.9 million during the year ended December 31, 2018 compared to net income attributable to noncontrolling interests of $0.4 million during the year ended December 31, 2017.

Net Income Attributable to the Company. Net income attributable to the Company for the year ended December 31, 2018 was $15.5 million, an increase of $3.9 million, from $11.6 million during the year ended December 31, 2017. The increase in net income attributable to the Company during the year ended December 31, 2018 of $3.9 million was primarily due to an increase in total revenues of $100.8 million, an increase in income from equity investments of $8.4 million, an increase in interest income of $0.9 million and a decrease in provision for income taxes of $3.6 million, offset by an increase in operating expenses of $84.3 million, an increase in interest expense of $25.0 million and an increase in net income attributable to noncontrolling interest of $0.5 million.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Consolidated Statements of Income

(Dollars in thousands)

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Amount	%	Amount	%
Revenues:
Services and fees	$304,841	94.6%	$164,235	86.3%
Interest income - Securities lending	17,028	5.3%	—	0.0%
Sale of goods	307	0.1%	26,116	13.7%
Total revenues	322,176	100.0%	190,351	100.0%

Operating expenses:
Direct cost of services	55,501	17.2%	40,857	21.5%
Cost of goods sold	398	0.1%	14,755	7.8%
Selling, general and administrative expenses	213,008	66.1%	82,127	43.1%
Restructuring charge	12,374	3.8%	3,887	2.0%
Interest expense - Securities lending	12,051	3.7%	—	0.0%
Total operating expenses	293,332	91.0%	141,626	74.4%
Operating income	28,844	9.0%	48,725	25.6%
Other income (expense):
Interest income	420	0.1%	318	0.2%
Loss on equity investments	(437)	(0.1)%	—	0.0%
Interest expense	(8,382)	(2.6)%	(1,996)	(1.0)%
Income before income taxes	20,445	6.4%	47,047	24.7%
Provision for income taxes	(8,510)	(2.6)%	(14,321)	(7.5)%
Net income	11,935	3.7%	32,726	17.2%
Net income attributable to noncontrolling interests	379	0.1%	11,200	5.9%
Net income attributable to B. Riley Financial, Inc.	$11,556	3.6%	$21,526	11.3%

Revenues

The table below and the discussion that follows are based on how we analyze our business.

	Year Ended December 31, 2017		Year Ended December 31, 2016		Change
	Amount	%	Amount	%	Amount	%
Revenues - Services and fees:
Capital Markets segment	$172,695	53.6%	$39,335	20.7%	$133,360	339.0%
Auction and Liquidation segment	47,376	14.7%	61,891	32.5%	(14,515)	(23.5)%
Valuation and Appraisal segment	33,331	10.3%	31,749	16.7%	1,582	5.0%
Principal Investments - United Online segment	51,439	16.0%	31,260	16.4%	20,179	64.6%
Subtotal	304,841	94.6%	164,235	86.3%	140,606	85.6%

Revenues - Sale of goods
Auction and Liquidation segment	3	0.0%	25,855	13.6%	(25,852)	(100.0)%
Principal Investments - United Online segment	304	0.1%	261	0.1%	43	16.5%
Subtotal	307	0.1%	26,116	13.7%	(25,809)	(98.8)%

Interest income - Securities lending:
Capital Markets segment	17,028	5.3%	—	0.0%	17,028	n/m
Total revenues	$322,176	100.0%	$190,351	100.0%	$131,825	69.3%

n/m - Not applicable or not meaningful.

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

Revenues from services and fees in the Capital Markets segment increased $133.4 million, or 339% to $172.7 million during the year ended December 31, 2017 from $39.3 million during the year ended December 31, 2016. The increase in revenues was due to an increase in revenues of $66.1 million from investment banking, $33.1 million from wealth management, $29.2 million from sales commissions, fees and other, and $5.0 million from trading income. The increase in revenues from investment banking fees was primarily due to an increase in the number of investment banking transactions where we acted as an advisor in 2017 as compared to the same period in 2016. Of the $66.1 million increase from investment banking fees, $50.9 million was due to operations of FBR that we acquired on June 1, 2017. The increase in revenues from wealth management services of $33.1 million was $33.0 million due to operations of Wunderlich that we acquired on July 3, 2017. The increase in revenues from commissions, fees and other income primarily earned from research, sales and trading was primarily due to an increase in fees and commissions earned from research, sales and trading and incentive management fees earned from our various funds we manage and includes $23.0 million of revenues from the acquisitions of FBR and Wunderlich. The increase of $5.0 million in trading income in 2017 was primarily due to an increase in income we earned from trading activities in our propriety trading account. Of the $5.0million increase in trading income, $2.6 million was due to the acquisition of FBR.

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

Sale of Goods, Cost of Goods Sold and Gross Margin

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Auction and Liquidation Segment	Principal Investments – United Online Segment	Total	Auction and Liquidation Segment	Principal Investments – United Online Segment	Total
Revenues - Sale of Goods	$3	$304	$307	$25,855	$261	$26,116
Cost of goods sold	2	396	398	14,502	253	14,755
Gross margin on services and fees	$1	$(92)	$(91)	$11,353	$8	$11,361

Gross margin percentage	33.3%	(30.3)%	(29.6)%	43.9%	3.1%	43.5%

Revenues from the sale of goods decreased $25.8 million, to $0.3 million during the year ended December 31, 2017 from $26.1 during the year ended December 31, 2016. Revenues from the sale of goods in 2016 was primarily due to the sale of retail goods related to the retail liquidation engagement of MS Mode in Europe where we took title to the goods and operated the MS Mode stores during the liquidation period. In the Principal Investments - United Online segment, revenues from the sale of goods was primarily due to the sale of mobile broadband devices that are sold in connection with the mobile broadband services we offer our customers. The increase in revenues were the result of the acquisition of UOL on July 1, 2016. Cost of goods sold in 2017 was $0.4 million resulting in a gross margin of ($0.1) million or (29.6) % during the year ended December 31, 2017. Cost of goods sold in 2016 was $14.8 million resulting in a gross margin of $11.4 million or 43.5% during the year ended December 31, 2016.

Operating Expenses

Direct Costs of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the years ended December 31, 2017 and 2016 are as follows:

	Year Ended December 31, 2017				Year Ended December 31, 2016
	Auction and Liquidation Segment	Valuation and Appraisal Segment	Principal Investments – United Online Segment	Total	Auction and Liquidation Segment	Valuation and Appraisal Segment	Principal Investments – United Online Segment	Total
Revenues - Services and fees	$47,376	$33,331	$51,439		$61,891	$31,749	$31,260
Direct cost of services	27,841	14,876	12,784	$55,501	17,787	13,983	9,087	$40,857
Gross margin on services and fees	$19,535	$18,455	$38,655		$44,104	$17,766	$22,173

Gross margin percentage	41.2%	55.4%	75.1%		71.3%	56.0%	70.9%

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

Principal Investments – United Online

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the years ended December 31, 2017 and 2016 were comprised of the following:

Selling, General and Administrative Expenses by Segment

(Dollars in thousands)

	Year Ended		Year Ended
	December 31, 2017		December 31, 2016		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$153,886	72.3%	$33,244	40.5%	$120,642	362.9%
Auction and Liquidation segment	8,350	3.9%	14,357	17.5%	(6,007)	(41.8)%
Valuation and Appraisal segment	8,742	4.1%	8,885	10.8%	(143)	(1.6)%
Principal Investments - United Online segment	18,337	8.6%	9,492	11.5%	8,845	93.2%
Corporate and Other segment	23,693	11.1%	16,149	19.7%	7,544	46.7%
Total selling, general & administrative expenses	$213,008	100.0%	$82,127	100.0%	$130,881	159.4%

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

Valuation and Appraisal

Selling, general and administrative expenses in the Valuation and Appraisal segment decreased $0.1 million, or 1.6%, to $8.7 million during year ended December 31, 2017 from $8.9 million for the year ended December 31, 2016. The decrease of $0.1 million was primarily due to a decrease in general other operating expenses in 2017 as compared to the same period in 2016.

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

Corporate and Other.

Selling, general and administrative expenses for corporate and other increased $7.5 million, or 46.7%, to $23.7 million during the year ended December 31, 2017 from $16.1 million for the year ended December 31, 2016. The increase was primarily due to an increase in (a) fair value adjustment of $8.2 million in connection with the mandatorily redeemable noncontrolling interests, (b) payroll and related expenses of $3.0 million and (c) transactions costs of $2.5 million incurred for professional fees that primarily related to the acquisition of Wunderlich, FBR and Dialectic in 2017. These increases in corporate overhead were offset by an insurance recovery in the amount of $6.0 million related to key man life insurance on one of our executives in our appraisal segment.

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

Provision For Income Taxes. Provision for income tax was $8.5 million during the year ended December 31, 2017, a decrease of $5.8 million, from $14.3 million during the year ended December 31, 2016. The effective income tax rate was 41.6% during the year ended December 31, 2017 and 30.4% during the year ended December 31, 2016. The provision for income taxes during the year ended December 31, 2017 included (a) tax expense of $13.1 million primarily related to revaluation of deferred tax assets at 21.0% as a result of the U.S. Tax Cuts and Jobs Act enacted on December 22, 1017; and (b) a tax benefit of $8.4 million related to our election to treat the acquisition of UOL as a taxable business combination for income tax purposes in accordance with Internal Revenue Code Section 338(g) as more fully discussed in Note 15 in the consolidated financial statements. The tax provision during the year ended December 31, 2017 also includes a tax benefit due to a non-taxable insurance recovery in the amount of $6.0 million that was received in the second quarter of 2017.

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

Liquidity and Capital Resources

Our operations are funded through a combination of existing cash on hand, cash generated from operations, proceeds from the issuance of common stock, borrowings under our senior notes payable and term loan, credit facility, and special purposes financing arrangements. On November 2, 2016, we issued $28.8 million of Senior Notes due in 2021 (the “7.50% 2021 Notes”), and during the second half of 2017, we issued an additional $6.4 million of the 7.50% 2021 Notes. During the year ended December 31, 2018, we issued an additional $11.2 million of the 7.50% 2021 Notes. Interest on the 7.50% 2021 Notes is payable quarterly at 7.50% commencing January 31, 2017. The 7.50% 2021 Notes are unsecured and due and payable in full on October 31, 2021. In connection with the issuance of the 7.50% 2021 Notes, we received net proceeds of $45.5 million (after underwriting commissions, fees and other issuance costs of $0.9 million). On May 31, 2017, we issued $60.4 million of Senior Notes due in May 2027 (the “7.50% 2027 Notes”), and during the second half of 2017, we issued an additional $32.1 million of the 7.50% 2027 Notes. During the year ended December 31, 2018, we issued an additional $16.3 million of the 7.50% 2027 Notes. Interest is payable quarterly at 7.50% commencing July 31, 2017. The 2027 Notes are unsecured and due and payable in full on May 31, 2027. In connection with the issuance of the 7.50% 2027 Notes, we received net proceeds of approximately $107.0 million (after underwriting commissions, fees and other issuance costs of $1.8 million). In December 2017, we issued $80.5 million of Senior Notes due in December 2027 (the “7.25% 2027 Notes”). During the year 2018, we issued an additional $19.9 million of 7.25% 2027 Notes. Interest is payable quarterly at 7.25% commencing January 31, 2018. The 7.25% 2027 Notes are unsecured and due and payable in full on December 31, 2027. In connection with the issuance of the 7.25% 2027 Notes, we received net proceeds of $97.8 million (after underwriting commissions, fees and other issuance costs of $2.6 million). In May 2018, we issued approximately $100.0 million of Senior Notes due in May 2023 (the “7.375% 2023 Notes”). During the year ended December 31, 2018, we issued an additional $11.5 million of the 7.375% 2023 Notes. Interest is payable quarterly at 7.375% commencing July 31, 2018. The 7.375% 2023 Notes are unsecured and due and payable in full on May 31, 2023. In connection with the issuance of the 7.375% 2023 Notes, we received net proceeds of $109.7 million (after underwriting commissions, fees and other issuance costs of $1.9 million). In September 2018, we issued approximately $100.1 million of Senior Notes due in September 2023 (the “6.875% 2023 Notes”). Interest is payable quarterly at 6.875% commencing October 31, 2018. The 6.875% 2023 Notes are unsecured and due and payable in full on September 30, 2023. In connection with the issuance of the 6.875% 2023 Notes, we received net proceeds of $98.5 million (after underwriting commissions, fees and other issuance costs of $1.5 million).

On December 19, 2018, BRPAC, UOL, and YMAX (collectively, the “Borrowers”), indirect wholly owned subsidiaries of the Company, in the capacity of borrowers, entered into a credit agreement with the Banc of California, N.A. in the capacity as agent and lender and with the other lenders party thereto (the “BRPAC Credit Agreement”). Under the BRPAC Credit Agreement, we borrowed $80.0 million due December 19, 2023. Pursuant to the terms of the BRPAC Credit Agreement, we may request additional optional term loans in an aggregate principal amount of up to $10.0 million at any time prior to the first anniversary of the agreement date. On February 1, 2019, the Borrowers entered into the First Amendment to Credit Agreement and Joinder with City National Bank as a new lender to the BRPAC Credit Agreement in which the new lender extended to Borrowers the additional $10.0 million as further discussed in Note 11 to the accompanying financial statements. Amounts outstanding under the BRPAC Credit Agreement are due in quarterly installments commencing on March 31, 2019 with any remaining amounts outstanding due at maturity. For the $80.0 million loan, quarterly installments from March 31, 2019 to December 31, 2022 are in the amount of $4.4 million per quarter and from March 31, 2023 to September 30, 2023 are $2.2 million per quarter. For the $10.0 million loan, quarterly installments from June 30, 2019 to December 31, 2022 are in the amount of $0.6 million per quarter and from March 31, 2023 to September 30, 2023 are $0.3 million per quarter. As of December 31, 2018, the outstanding balance of the term loan was $79,166 (net of unamortized debt issuance costs of $834).

During the years ended December 31, 2018 and 2017, we generated net income of $15.5 million and $11.6 million, respectively. Our cash flows and profitability are impacted by the number and size of retail liquidation and Capital Markets engagements performed on a quarterly and annual basis.

As of December 31, 2018, we had $179.4 million of unrestricted cash and cash equivalents, $0.8 million of restricted cash, $273.6 million of investments in securities and other investments, $38.8 million of loans receivable, and $540.5 million of borrowings outstanding. The borrowings outstanding of $540.5 million at December 31, 2018 included (a) $45.9 million of borrowings from the issuance of the 7.50% 2021 Notes, (b) $107.3 million of borrowings from the issuance of the 7.50% 2027 Notes, (c) $98.1 million of borrowings from the issuance of the 7.25% 2027 Notes, (d) $109.9 million of borrowings from the issuance of the 7.375% 2023 Notes, (e) $98.6 million of borrowings from the issuance of the 6.875% 2023 Notes, (f) $79.2 million term loan borrowed pursuant to the BRPAC Credit Agreement discussed above; and (f) approximately $1.5 million of notes payable. We believe that our current cash and cash equivalents, securities and other investments owned, funds available under our asset based credit facility, and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from issuance date of the accompanying financial statements. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and execute on our business plan.

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. On March 5, 2019 the Company declared a regular dividend of $0.08 per share which will be paid by the Company on or about March 28, 2019 to stockholders of record as of March 19, 2019. On November 5, 2018, the Company declared a regular dividend of $0.08 per share and a special dividend of $0.08 per share which was paid by the Company on November 27, 2018 to stockholders of record as of November 16, 2018. On August 2, 2018, the Company declared a regular dividend of $0.08 per share and a special dividend of $0.22 per share which was paid by the Company on August 29, 2018 to stockholders of record as of August 16, 2018. On May 7, 2018, the Company declared a regular dividend of $0.08 per share and a special dividend of $0.04 per share which was paid by the Company on June 5, 2018 to stockholders of record as of May 21, 2018. On March 7, 2018, the Company declared a regular dividend of $0.08 per share and a special dividend of $0.08 per share which was paid by the Company on April 3, 2018. During the years ended December 31, 2018 and 2017, we paid cash dividends of $22.7 million and $16.8 million on our common stock, respectively. While it is the Board’s current intention to make regular dividend payments of $0.08 per share each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

Our principal sources of liquidity to finance our business is our existing cash on hand, cash flows generated from operating activities, funds available under revolving credit facilities and special purpose financing arrangements.

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Net cash (used in) provided by:
Operating activities	$(104,814)	$(81,790)	$80,280
Investing activities	(151,441)	(17,836)	(34,063)
Financing activities	284,859	134,094	40,404
Effect of foreign currency on cash	(860)	2,667	(1,285)
Net increase in cash, cash equivalents and restricted cash	$27,744	$37,135	$85,336

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Cash used in operating activities was $104.8 million for the year ended December 31, 2018, an increase of $23.0 million, from cash used by operating activities of $81.8 million for the year ended December 31, 2017. Cash used in operating activities for the year ended December 31, 2018 included net income of $16.4 million adjusted for noncash items and changes in operating assets and liabilities. The increase in cash used in operating activities of $104.8 million was primarily due to changes in operating assets and liabilities that resulted in a decrease of $151.9 million in cash flows from operations during the year ended December 31, 2018, offset by (a) an increase in net income of $4.5 million to $16.4 million during the year ended December 31, 2018 from $11.9 million during the year ended December 31, 2017, and (b) an increase in non-cash charges and other items of $30.7 million, which included depreciation and amortization of $13.8 million, share-based compensation of $13.0 million, income on equity investments of $8.0 million, deferred income taxes of $2.0 million, provision for doubtful accounts of $1.3 million, impairment of leaseholds and intangibles, lease loss accrual and loss on disposal of fixed assets of $4.1 million, income allocated for mandatorily redeemable noncontrolling interests of $1.2 million and other non-cash items and effects of foreign currency on operations of $0.9 million.

Cash used in investing activities was $151.4 million during the year ended December 31, 2018 compared to cash used in investing activities of $17.8 million during for the year ended December 31, 2017. During the year ended December 31, 2018, cash used in investing activities consisted of cash used to purchase loans receivable of $38.8 million, cash use for the acquisition of magicJack, net of cash acquired of $89.2 million, cash use for equity investments of $16.6 million, cash use of $4.0 million to acquire a business and cash use of $5.4 million for purchases of property and equipment, offset by $2.6 million dividends received from one of our equity investments. During the year ended December 31, 2017, cash used in investing activities consisted of (a) cash used to purchase Wunderlich and United Online in the amounts of approximately $25.4 million and $10.4 million, respectively, (b) cash use of $2.1 million for the acquisition of other businesses, (c) cash use of $1.7 million for an equity investment, and (d) cash use of $0.8 million for purchases of property and equipment, offset by (a) cash acquired from the acquisition of FBR of $15.7 million, (b) proceeds from key man life insurance of $6.0 million, and (c) proceeds from sale of property, equipment and other intangibles of $0.8 million.

Cash provided by financing activities was $284.9 million during the year ended December 31, 2018 compared to $134.1 million during the year ended December 31, 2017. During the year ended December 31, 2018, cash provided by financing activities primarily consisted of (a) $259.0 million proceeds from issuance of senior notes, (b) $80.0 million proceeds from term loan borrowings; (c) $300.0 million proceeds from our asset based credit facility, and (d) $51.0 million proceeds from notes payable, offset by (a) $300.0 million used for repayment of borrowings from our asset based credit facility, (b) $51.7 million repayment of notes payable, (c) $22.7 million used to pay cash dividends, (d) $18.7 million used to repurchase our common stock, (e) $7.3 million used for payment of debt issuance costs, (f) $3.7 million comprised of ESPP shares and payment of employment taxes on vesting of restricted stock, and (g) $1.1 million distribution to noncontrolling interests. During the year ended December 31, 2017, cash provided by financing activities primarily consisted of (a) $66.0 million proceeds from asset based credit facility and (b) $179.5 million proceeds from issuance of senior notes, offset by (a) $66.0 million used to repay the asset based credit facility, (b) $16.8 million used to pay cash dividends, (c) $8.3 million used to repay other notes payable in connection with the acquisition of Wunderlich, (d) $11.3 million distributions to noncontrolling interests, (e) $4.3 million used for debt issuance costs, (f) $1.3 million used for the payment of contingent consideration, and (g) $3.5 million used for the payment of employment taxes on vesting of restricted stock.

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

Cash used in investing activities was $17.8 million during the year ended December 31, 2017 compared to cash used in investing activities of $34.1 million during for the year ended December 31, 2016. During the year ended December 31, 2017, cash used in investing activities consisted of (a) cash used to purchase Wunderlich and United Online in the amounts of approximately $25.4 million and $10.4 million, respectively, (b) cash use of $2.1 million for the acquisition of other businesses, (c) cash use of $1.7 million for an equity investment, and (d) cash use of $0.8 million for purchases of property and equipment, offset by (a) cash acquired from the acquisition of FBR of $15.7 million, (b) proceeds from key man life insurance of $6.0 million, and (c) proceeds from sale of property, equipment and other intangibles of $0.8 million During the year ended December 31, 2016, cash used in investing activities was primarily comprised of (a) cash used to purchase UOL in the amount of $33.4 million, (b) an increase in restricted cash of $2.8 million, and (c) $0.7 million of cash used to purchase property and equipment.

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

Credit Agreements

On April 21, 2017, we amended the Credit Agreement governing our asset based credit facility with Wells Fargo Bank to increase the maximum borrowing limit from $100.0 million to $200.0 million. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. On April 19, 2018, the Company entered into an amended and restated consent to the Credit Agreement, pursuant to which Wells Fargo Bank increased the maximum borrowing limit solely for the purposes of the Bon-Ton Transactions from $200.0 million to $300.0 million and reverted back to $200.0 million upon repayment of the amounts borrowed in connection with the Bon-Ton Transactions. The amounts borrowed in connection with the Bon Ton Transaction were fully repaid in the third quarter of 2018 and the maximum borrowing limit under the Credit Agreement reverted back to $200.0 million. The Credit Agreement continues to allow for borrowings under the separate credit agreement (a “UK Credit Agreement”) which was dated March 19, 2015 with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom with borrowings up to 50.0 million British Pounds. Any borrowing on the UK Credit Agreement reduce the availability of the asset based $300.0 million credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. The Credit Agreement continues to include the addition of our Canadian subsidiary, from the October 5, 2016 amendment to the Credit Agreement, to facilitate borrowings to fund retail liquidation transactions in Canada. From time to time, we utilize this credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. Subject to certain limitations and offsets, we are permitted to borrow up to $200.0 million under the credit facility, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect). Borrowings under the credit facility are only made at the discretion of the lender and are generally required to be repaid within 180 days. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related credit agreement. We typically seek borrowings on an engagement-by- engagement basis. The credit agreement governing the credit facility contains certain covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. At December 31, 2018, there were no letters of credit outstanding under the credit facility.

On December 19, 2018, BRPI Acquisition Co LLC (“BRPAC”), a Delaware corporation, UOL, and YMAX Corporation, a Delaware corporation (collectively, the “Borrowers”), indirect wholly owned subsidiaries of the Company, in the capacity of borrowers, entered into a credit agreement with the Banc of California, N.A. in the capacity as agent and lender and with the other lenders party thereto (the “BRPAC Credit Agreement”). Under the BRPAC Credit Agreement, we borrowed $80.0 million due December 19, 2023. Pursuant to the terms of the BRPAC Credit Agreement, we may request additional optional term loans in an aggregate principal amount of up to $10.0 million at any time prior to the first anniversary of the agreement date. On February 1, 2019, the Borrowers entered into the First Amendment to Credit Agreement and Joinder with City National Bank as a new lender in which the new lender extended to Borrowers the additional $10.0 million as further discussed in Note 11 to the accompanying financial statements. Borrowings under the BRPAC Credit Agreement are due in quarterly installments commencing on March 31, 2020 with any remaining amounts outstanding due at maturity. The borrowings under the BRPAC Credit Agreement bear interest equal to the LIBOR plus a margin of 2.50% to 3.00% depending on the Borrowers’ consolidated total funded debt ratio as defined in the BRPAC Credit Agreement.

Senior Notes

On November 2, 2016, we issued $28.8 million Senior Notes (the “7.50% 2021 Notes”) and during the second half of 2017, we issued an additional $6.5 million of the 7.50% 2021 Notes pursuant to an At the Market Issuance Sales Agreement as further discussed below. During the year ended December 31, 2018, we issued an additional $11.1 million of the 7.50% 2021 Notes. The 7.50% 2021 Notes are unsecured and due and payable in full on October 31, 2021. In connection with the issuance of the 7.50% 2021 Notes, we received net proceeds of $45.5 million (after underwriting commissions, fees and other issuance costs of $0.9 million). The outstanding balance of the 7.50% 2021 Notes was $45.9 million (net of unamortized debt issue costs and premiums of $0.5 million) and $34.5 million (net of unamortized debt issuance costs and premium of $0.8 million) at December 31, 2018 and 2017, respectively.

On May 31, 2017, we issued $60.4 million of Senior Notes (the “7.50% 2027 Notes”) and during the second half of 2017, we issued an additional $32.1 million of the 7.50% 2027 Notes pursuant to an At the Market Issuance Sales Agreement. During the year ended December 31, 2018, we issued an additional $16.3 million of the 7.50% 2027 Notes. The 7.50% 2027 Notes are unsecured and due and payable in full on May 31, 2027. In connection with the issuance of the 7.50% 2027 Notes, we received net proceeds of $107.0 million (after underwriting commissions, fees and other issuance costs of $1.8 million). The outstanding balance of the 7.50% 2027 Notes was $107.3 million (net of unamortized debt issue costs and premium of $1.5 million) and $90.9 million (net of unamortized debt issue costs and premium of $1.6 million) at December 31, 2018 and 2017, respectively.

In December 2017, we issued $80.5 million of the 7.25% 2027 Notes and during the year ended December 31, 2018, we issued an additional $19.9 million of the 7.25% 2027 Notes pursuant to an At the Market Issuance Sales Agreement. The 7.25% 2027 Notes are unsecured and due and payable in full on December 31, 2027. In connection with the issuance of the 7.25% 2027 Notes, we received net proceeds of $97.8 million (after underwriting commissions, fees and other issuance costs of $2.6 million). The outstanding balance of the 7.25% 2027 Notes was $98.1 million (net of unamortized debt issue costs and premium of $2.3 million) and $78.2 (net of unamortized debt issuance costs of $2.3) at December 31, 2018 and 2017, respectively.

In May 2018, we issued approximately $100.1 million of the 7.375% 2023 Notes and through December 31, 2018, we issued an additional $11.5 million of the May 2023 Notes pursuant to an At the Market Issuance Sales Agreement. The 7.375% 2023 Notes are unsecured and due and payable in full on May 31, 2023. In connection with the issuance of the 7.375% 2023 Notes, we received net proceeds of $109.7 million (after underwriting commissions, fees and other issuance costs of $1.9 million). The outstanding balance of the 7.375% 2023 Notes was $109.9 million (net of unamortized debt issue costs and premium of $1.7 million) at December 31, 2018.

In September 2018, we issued approximately $100.1 million of the 6.875% 2023 Notes. The 6.875% 2023 Notes are unsecured and due and payable in full on September 30, 2023. In connection with the issuance of the 6.875% 2023 Notes, we received net proceeds of $98.5 million (after underwriting commissions, fees and other issuance costs of $1.5 million). The outstanding balance of the 6.875% 2023 Notes was $98.6 million (net of unamortized debt issue costs and premium of $1.4 million) at December 31, 2018.

During 2017 and 2018, we entered into a series of related At the Market Issuance Sales Agreements (the “Sales Agreements”) with B. Riley FBR, Inc. governing an ongoing program of at-the-market sales of our senior notes.  We filed prospectus supplements under which we sold the senior notes on June 28, 2017, December 19, 2017, April 25, 2018, June 5, 2018 and December 18, 2018.  Each of these prospectus supplements was filed pursuant to an effective Registration Statement on Form S-3.  In aggregate, we have sold senior notes having an aggregate principal balance of $467.2 million under the Sales Agreements and related prospectus supplements.  Our most recent Sales Agreement was entered into on December 18, 2018 (the “December 2018 Program”), and, under the related prospectus supplement, we may offer and sell up to $75.0 million of the senior notes.  As of December 31, 2018, we had $75.0 million remaining availability under the December 2018 Program.

Other Borrowings

Notes payable include notes payable to a clearing organization for one of our broker dealers. The notes payable accrue interest at rates set at each anniversary date, ranging from prime rate plus 0.25% to 2.0% (5.25% to 6.50% at December 31, 2018). Interest is payable annually. The principal payments on the notes payable are due annually in the amount of $0.4 million on January 31, $0.2 million on September 30, and $0.1 million on October 31. The notes payable mature at various dates from September 30, 2018 through January 31, 2022. At December 31, 2018 and 2017, the outstanding balance for the notes payable was $1.6 million and $2.2 million, respectively.

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

Off Balance Sheet Arrangements

At December 31, 2018, we had an off-balance sheet guarantee, the Limited Guarantee, which was entered into on June 17, 2018 as part of Vintage Parent’s acquisition of Rent-A-Center as more fully described in Recent Developments included in Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.  In connection therewith, B. Riley and Vintage Merger Guarantor agreed to guarantee, jointly and severally, to Rent-A-Center the payment, performance and discharge of all of the liabilities and obligations of Vintage Parent and Merger Sub under the Merger Agreement when required in accordance with the Merger Agreement, including without limitation, (i) termination fees in the amount of $126.5 million due to Rent-A-Center if the Merger Agreement is properly terminated; and (ii) reimbursement and indemnification obligations when required, provided, that the liability under the Limited Guarantee shall not exceed $128.5 million.

In connection with the execution of the Limited Guarantee, the Company entered into a Mutual Indemnity Agreement, dated as of June 17, 2018, with the Vintage Indemnity Parties. Under the Mutual Indemnity Agreement, the Vintage Guarantors agreed, jointly and severally, to indemnify and hold harmless B. Riley and its affiliates from damages and liabilities arising out of the Guarantee Obligations, other than those caused B. Riley’s failure to fund under their debt or equity commitments.

See Item 3. Legal Proceedings for addition discussion of the Limited Guarantee.

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

Dividends

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. On March 5, 2019 the Company declared a regular dividend of $0.08 per share which will be paid by the Company on or about March 28, 2019 to stockholders of record as of March 19, 2019. On November 5, 2018, the Company declared a regular dividend of $0.08 per share and a special dividend of $0.08 per share which was paid by the Company on November 27, 2018 to stockholders of record as of November 16, 2018. On August 2, 2018, the Company declared a regular dividend of $0.08 per share and a special dividend of $0.22 per share which was paid by the Company on August 29, 2018 to stockholders of record as of August 16, 2018. On May 7, 2018, the Company declared a regular dividend of $0.08 per share and a special dividend of $0.04 per share which was paid by the Company on June 5, 2018 to stockholders of record as of May 21, 2018. On March 7, 2018, the Company declared a regular dividend of $0.08 per share and a special dividend of $0.08 per share which was paid by the Company on April 3, 2018. During the years ended December 31, 2018 and 2017, we paid cash dividends of $22.7 million and $16.8 million on our common stock, respectively. While it is the Board’s current intention to make regular dividend payments of $0.08 per share each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

Contractual Obligations

The following table sets forth aggregate information about our contractual obligations as of December 31, 2018 and the periods in which payments are due:

	Payments due by period
		Less Than			More Than
	Total	One Year	1-3 Years	4-5 Years	5 years
	(Dollars in thousands)
Contractual Obligations
Operating lease obligations	$85,163	$12,607	$21,572	$18,058	$32,926
Notes payable	1,719	561	799	359	—
Term loan	90,733	21,627	40,967	28,139	—
Senior notes payable, including interest	680,286	34,026	113,884	266,150	266,226
Total	$857,901	$68,821	$177,222	$312,706	$299,152

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

Revenues from contracts with customers in the Capital Markets segment, Auction and Liquidation segment, Valuation and Appraisal segment, and Principal Investments – United Online and magicJack segment are primarily comprised of the following:

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

Other revenues include (i) net trading gains and losses from market making activities in our fixed income group, (ii) carried interest from our asset management recognized as earnings from financial assets within the scope of ASC 323 - Investments - Equity Method and Joint Ventures, and therefore will not be in the scope of ASC 606 - Revenue from Contracts with Customers. In accordance with ASC 323 - Investments - Equity Method and Joint Ventures, the Company will record equity method income (losses) as a component of investment income based on the change in our proportionate claim on net assets of the investment fund, including performance-based capital allocations, assuming the investment fund was liquidated as of each reporting date pursuant to each fund's governing agreements, and (iii) other miscellaneous income.

Auction and Liquidation segment - Commission and fees earned on the sale of goods at Auction and Liquidation sales are recognized when evidence of a contract or arrangement exists, the transaction price has been determined, and the performance obligation has been satisfied when control of the product and risks of ownership has been transferred to the buyer. The commission and fees earned for these services are included in revenues in the accompanying consolidated statements of income. Under these types of arrangements, revenues also include contractual reimbursable costs.

Revenues earned from Auction and Liquidation services contracts where the Company guarantees a minimum recovery value for goods being sold at auction or liquidation are recognized over time when the performance obligation is satisfied. We generally use the cost-to-cost measure of progress for our contracts because it best depicts the transfer of services to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Costs to fulfill the contract include labor and other direct costs related to the contract. Due to the nature of the guarantees and performance obligations under these contracts, the estimation of revenue that is ultimately earned is complex and subject to many variables and requires significant judgment. It is common for these contracts to contain provisions that can either increase or decrease the transaction price upon completion of our performance obligations under the contract. Estimated amounts are included in the transaction price at the most likely amount it is probable that a significant reversal of revenue will not occur. Our estimates of variable consideration and determination of whether or not to include estimated amounts in the transaction price are based on an assessment of our anticipated performance under the contract taking into consideration all historical, current and forecasted information that is reasonably available to us. Costs that directly relate to the contract and expected to be recoverable are capitalized as an asset and included in advances against customer contracts in the accompanying consolidated balance sheets. These costs are amortized as the services are transferred to the customer over the contract period, which generally does not exceed six months, and the expense is recognized as a component of direct cost of services. If, during the auction or liquidation sale, the Company determines that the total costs to be incurred on a performance obligation under a contract exceeds the total estimated revenues to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.

Valuation and Appraisal Segment - Revenues in the Valuation and Appraisal segment are primarily comprised of fees for Valuation and Appraisal services. Revenues are recognized when the performance obligation is completed and is generally at the point in time upon delivery of the report to the customer. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs.

Principal Investments – United Online and magicJack Segment –Revenues in the Principal Investments - United Online and magicJack segment are primarily comprised of services revenue from fees charged to United Online pay accounts; sales revenue from the sale of the magicJack and related devices and access rights; revenues from access rights renewals and mobile apps; prepaid minutes revenues; revenues from access and wholesale charges; service revenue from Unified Communication as a Service (“UCaaS”) hosting services; advertising and other revenues; and products revenues from the sale of magicJack and mobile broadband service devices, including the related shipping and handling and installation fees, if applicable.

Service revenues from fees charged to United Online pay accounts are recognized in the period in which fees are fixed or determinable and the related services are provided to the customer. The Company’s pay accounts generally pay in advance for their services by credit card, PayPal, automated clearinghouse or check, and revenues are then recognized ratably over the service period. Advance payments from pay accounts are recorded in the consolidated balance sheets as deferred revenue. In circumstances where payment is not received in advance, revenues are only recognized if collectability is probably.

Revenues from sales of the magicJack devices and access rights represent revenues recognized from sales of the magicJack devices to retailers, wholesalers, or direct to customers, net of returns. Prior to the adoption of ASC 606 revenues for the device and initial access right were accounted for as a combined unit of accounting and recognized ratably over the service term. With the adoption of ASC 606, the transaction price for magicJack devices is allocated between equipment and service based on stand-alone selling prices. Revenues allocated to equipment are recognized when control transfers to the customer, and service revenue is recognized ratably over the service term. The Company estimates the return of direct sales as part of the transaction price using a six month rolling average of historical returns. Revenues for hardware and shipping are recognized at the time of delivery and revenues for services are recognized ratably over the service. The Company recognizes revenue for hardware based on delivery terms to the retailer and revenue for service is deferred for the delay period and recognized ratably over the remaining access right period.

Revenues from access rights renewals and mobile apps represents revenues from customers purchasing rights to access our servers beyond the access right period included in a magicJack device or magicJack service. The extended access right ranges from one to five years. These fees charged to customers are initially deferred and recognized as revenue ratably over the extended access right period. Revenues from access rights granted to users of the magicApp, magicJack Connect App and magicJack for Business are recognized ratably over the access right period.

Revenues from the sale of other magicJack related products are revenues recognized from the sale of other items related to the magicJack devices and access right renewals the Company offers its customers, including porting fees charged to customers to port their existing phone number to a magicJack device or services, fees charged for customer to select a custom, vanity or Canadian phone number and fees charged to customers to change their existing number. These revenues are recognized at the time of sale.

Prepaid minutes revenues are primarily from the usage and expiration of international prepaid minutes, net of chargebacks. Revenues from prepaid minutes are recognized as minutes are used.

Revenues from access and wholesale charges are generated from access fees charged to other telecommunication carriers or providers for Interexchange Carriers (“IXC”) calls terminated to the Company’s end-users, and other fees charged to telecommunication carriers or providers for origination of calls to their 800-numbers. These revenues are recorded based on rates set forth in the respective state and federal tariffs or negotiated contract rates, less provisions for billing adjustments. Revenues from access and wholesale charges are recognized as calls are terminated to the network.

UCaaS revenues are recurring monthly service revenue from sales of its hosted services. Customers are billed monthly in advance for these recurring services and in arrears for one time service charges and other certain usage charges. UCaas revenues also includes non-recurring revenue from the sale of hardware and network equipment. Revenues for recurring monthly service are recorded in the period the services are provided over the term of the respective customer agreements and revenue from the sale of hardware and network equipment is recognized in the period that the equipment is delivered.

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

Goodwill includes the excess of the purchase price over the fair value of net assets acquired in a business combinations and the acquisition of noncontrolling interests. The Codification requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment). Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. The Company operates four reporting units, which are the same as its reporting segments described in Note 22 to the consolidated financial statements. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

When testing goodwill for impairment, we may assess qualitative factors for some or all of our reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, we may bypass this qualitative assessment for some or all of our reporting units and perform a detailed quantitative test of impairment (step 1). If we perform the detailed qualitative impairment test and the carrying amount of the reporting unit exceeds its fair value, we would perform an analysis (step 2) to measure such impairment. In 2018, we performed a qualitative assessment of the recoverability of our goodwill balances for each of our reporting units in performing our annual impairment test and concluded that the fair values of each of our reporting units exceeded their carrying values and no impairments were identified.

In accordance with the Codification, the Company reviews the carrying value of its intangibles, which is comprised of tradenames and customer lists, and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. During the year ended December 31, 2018, the Company recognized impairment of intangibles in the amount of $1.1 million related to the tradename of Wunderlich Securities, Inc. In June 2018, the Company changed the name Wunderlich Securities, Inc. to B. Riley Wealth Management, Inc. This impairment charge is included in restructuring charge in our consolidated statements of income.

Fair Value Measurements. The Company records securities and other investments owned, securities sold not yet purchased, and mandatorily redeemable noncontrolling interests that were issued after November 5, 2003 at fair value with fair value determined in accordance with the Codification. Our mandatorily redeemable noncontrolling interests are measured at fair value on a recurring basis and are categorized using the three levels of fair value hierarchy. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The fair value of mandatorily redeemable noncontrolling interests is determined based on the issuance of similar interests for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports and internal valuation models.

Investments in partnership interests include investments in private equity partnerships that primarily invest in equity securities, bonds, and direct lending funds. We also invest in priority investment funds and the underlying securities held by these funds are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. The Company’s partnership and investment fund interests are valued based on the Company’s proportionate share of the net assets of the partnerships and funds; the value for these investments are derived from the most recent statements received from the general partner or fund administrator. These partnership and investment fund interests are valued at net asset value (“NAV”) in accordance with ASC “Topic 820: Fair Value Measurements.”

The carrying amounts reported in the consolidated financial statements for cash, restricted cash, accounts receivable, loans receivable, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturity of these instruments. The carrying amounts of the notes payable (including credit lines used to finance liquidation engagements), long-term debt and capital lease obligations approximate fair value because the contractual interest rates or effective yields of such instruments are consistent with current market rates of interest for instruments of comparable credit risk. The adoption of the new accounting guidance on fair value did not have a material impact on our consolidated financial statements.

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

In June 2018, the Company adopted the 2018 Employee Stock Purchase Plan (“Purchase Plan”) which allows eligible employees to purchase common stock through payroll deductions as a price that is 15% of the market value of the common stock on the last day of the offering period.  In accordance with the provisions of ASC 718, “Compensation – Stock Compensation” (“ASC 718”), the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan.

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

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. As a result of the common stock offering that was completed on June 5, 2014, the Company had a more than 50% ownership shift in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of December 31, 2018, the Company believes that the net operating loss that existed as of the more than 50% ownership shift will be utilized in future tax periods and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act revised the U.S. corporate income tax by, among other things, lowering the federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, providing an exemption from U.S. federal tax for dividends received from foreign subsidiaries, and creating new taxes on certain foreign sourced earnings. We recorded a provisional tax expense of $13,052, related to the remeasurement of our net deferred tax assets to reflect the reduction in the corporate income tax rate and tax expense related to non-U.S. activities resulting from the Tax Act.  During the fourth quarter of 2018, the Company completed its accounting for the provisional amounts recognized at December 31, 2017 and the impact was not significant. See Note 15 to the accompanying financial statements for additional information.

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

In March 2018, the FASB issued ASU 2018-05: Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Reform Act. The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations. This ASU also discusses required disclosures that an entity must make with regard to the Tax Reform Act. This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded. The Company has adopted this standard and will continue to evaluate indicators that may give rise to a change in our tax provision as a result of the Tax Reform Act. See Note 15 to the accompanying financial statements for additional information on the Tax Reform Act.

In February 2016, FASB issued ASU. 2016-02: Leases (Topic 842) which requires a lessee to recognize a right-of-use (ROU) asset and lease liability on the balance sheet for all leases with a term longer than 12 months and provide enhanced disclosures. We will adopt the new standard effective January 1, 2019 using a modified retrospective method and will not restate comparative periods. We expect to elect the ‘package of practical expedients,’ which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our real estate operating leases; and (2) providing significant new disclosures about our leasing activities. On adoption, we currently expect to recognize lease liabilities of approximately $67,535 with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. We are substantially complete with our implementation efforts.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income that provides for the reclassification from accumulated other comprehensive income to retained earnings for stranded effects resulting from the Tax Reform Act. The accounting update is effective for the fiscal year beginning after December 15, 2018 and early adoption is permitted. The accounting update should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. We are currently evaluating the impact of the accounting update, but the adoption is not expected to have a material impact on our financial condition and results of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for us in our first quarter of fiscal year 2019, but early application is permitted. We have not yet adopted this update and is currently evaluating the impact it may have on our financial condition and results of operations.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. This standard simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The revised guidance will be applied prospectively and is effective for calendar year-end SEC filers for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We have not yet adopted this update and currently evaluating the effect this new standard will have on our financial condition and results of operations

On January 1, 2018, we adopted ASU 2016-18 – Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) using the retrospective method which requires adjustment to prior periods in the statement of cash flows. ASU 2016-18 clarifies how restricted cash should be presented on the statement of cash flows and requires companies to include restricted cash with cash and cash equivalents when reconciling the beginning of period and end of period totals on the statement of cash flows. Restricted cash previously classified under investing activities is now included in the reconciliation of beginning and ending cash on the statement of cash flows. The adoption of ASU 2016-18 did not have a material impact on the our financial condition and results of operations.

On January 1, 2018, we adopted ASC 606 – Revenue from Contracts with Customers using the modified retrospective method and the impact was determined to be immaterial on our consolidated financial statements. The new revenue standard was applied prospectively in our consolidated financial statements from January 1, 2018 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods. See Note 13 to the accompanying financial statements for additional information on the adoption of this standard.

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

The primary objective of our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income we receive from investments without significantly increasing risk. To achieve these objectives, our investments allow us to maintain a portfolio of cash equivalents, short-term investments through a variety of securities owned that primarily includes common stocks, loans receivable and investments in partnership interests. Our cash and cash equivalents through December 31, 2018 included amounts in bank checking and liquid money market accounts. We may be exposed to interest rate risk through trading activities in convertible and fixed income securities as well as U.S. Treasury securities, however, based on our daily monitoring of this risk, we believe we currently have limited exposure to interest rate risk in these activities.

Foreign Currency Risk

The majority of our operating activities are conducted in U.S. dollars. Revenues generated from our foreign subsidiaries totaled $1.3 million for the year ended December 31, 2018 or less than 1% or our total revenues of $423.0 million during the year ended December 31, 2018. The financial statements of our foreign subsidiaries are translated into U.S. dollars at fiscal year-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (loss). Transaction gains (losses), which were included in our consolidated statements of income, amounted to a gain (loss) of approximately $1.3 million, ($0.8) million and ($0.8) million during the years ended December 31, 2018, 2017 and 2016, respectively. We may be exposed to foreign currency risk; however, our operating results during the year ended December 31, 2018 included $1.3 million of revenues from our foreign subsidiaries and a 10% appreciation of the U.S. dollar relative to the local currency exchange rates would result in a $0.1 million increase in our operating income and a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net decrease in our operating income of approximately $0.1 million for the year ended December 31, 2018.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is submitted as a separate section beginning on page F-1 of this Annual Report on Form 10-K (the “Financial Statements”).

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2018 our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

On November 14, 2018, we completed the acquisition of magicJack. We are in the process of integrating magicJack and will be conducting an evaluation of internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002. Excluding the magicJack acquisition, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter to which this report relates that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Management has excluded from its assessment of internal control over financial reporting at December 31, 2018 the internal control over financial reporting of magicJack and their subsidiaries, which we acquired in purchase business combinations on November 14, 2018. magicJack’s total assets and total revenues represent 9.5% and 2.2%, respectively, of our related consolidated financial statement amounts as of and for the year ended December 31, 2018.

Our independent registered public accounting firm, Marcum LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2018, as stated in their report which is included in the Financial Statements of this Annual Report on Form 10-K.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2019 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2018.

Item 11. EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2019 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2018.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2019 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2018.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2019 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2018.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2019 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2018.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements. The Company’s Consolidated Financial Statements as of December 31, 2018 and 2017 and for each of the three years in the year ended December 31, 2018 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements and the effectiveness of internal control over financial reporting of the Company are hereby filed as part of this report, beginning on page F-1.

2.	Financial Statement Schedules.

Financial Statement Schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included in the consolidated financial statements or the notes thereto.

(b)	Exhibits and Index to Exhibits, below.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated as of May 4, 2016, by and among the registrant, Unify Merger Sub, Inc., and United Online, Inc.	8-K	2.1	5/6/2016

2.2+	Amended and Restated Agreement and Plan of Merger, dated as of March 15, 2017, and effective as of February 17, 2017, by and among FBR & Co., the registrant and BRC Merger Sub, LLC.	S-4/A (File No. 333-216763)	Appendix A	5/1/2017

2.3+	Merger Agreement, dated as of May 17, 2017, by and among the registrant, Foxhound Merger Sub, Inc., Wunderlich Investment Company, Inc. and the Stockholder Representative.	8-K	2.1	5/18/2017

2.4+	Agreement and Plan of Merger, dated as of November 9, 2017, by and among the registrant, B. R. Acquisition Ltd. and magicJack VocalTec Ltd.	8-K	2.1	11/9/2017

2.5	Amendment No. 1, dated May 8, 2018, to the Agreement and Plan of Merger, dated November 9, 2017, by and among B. Riley Financial, Inc., B. R. Acquisition Ltd. and magicJack VocalTec Ltd.	8-K	2.2	11/20/2018

2.6	Limited Waiver and Agreement, dated as of November 8, 2018, by and between B. Riley Financial, Inc. and magicJack VocalTec Ltd.	8-K	2.3	11/20/2018

3.1	Amended and Restated Certificate of Incorporation, as amended, dated as of August 17, 2015.	10-Q	3.1	8/3/2018

3.2	Amended and Restated Bylaws, dated as of November 6, 2014.	10-Q	3.6	11/6/2014

4.1	Form of common stock certificate.	10-K	4.1	3/30/2015

4.2	Base Indenture, dated as of November 2, 2016, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	11/2/2016

4.3	First Supplemental Indenture, dated as of November 2, 2016, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.2	11/2/2016

4.4	Form of 7.50% Senior Note due 2021.	8-K	4.2	11/2/2016

4.5	Second Supplemental Indenture, dated as of May 31, 2017, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	5/31/2017

4.6	Form of 7.50% Senior Note due 2027.	8-K	4.1	5/31/2017

4.7	Third Supplemental Indenture, dated as of December 13, 2017, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	12/13/2017

4.8	Form of 7.25% Senior Note due 2027.	8-K	4.1	12/13/2017

4.9	Fourth Supplemental Indenture, dated as of May 17, 2018, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	5/17/2018

4.10	Form of 7.375% Senior Note due 2023.	8-K	4.2	5/17/2018

4.11	Fifth Supplemental Indenture, dated as of September 11, 2018, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	9/11/2018

4.12	Form of 6.875% Senior Note due 2023.	8-K	4.2	9/11/2018

10.1	Security Agreement, dated as of October 21, 2008, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association (Successor to Wells Fargo Retail Finance, LLC).	10-Q	10.8	8/31/2009

10.2	Escrow Agreement, dated as of July 31, 2009, by and among Alternative Asset Management Acquisition Corp., the registrant, Andrew Gumaer, as the Member Representative, and Continental Stock Transfer & Trust Company.	8-K	10.6	8/6/2009

10.3#	Form of Director and Officer Indemnification Agreement.	8-K	10.11	8/6/2009

10.4	Loan and Security Agreement (Accounts Receivable & Inventory Line of Credit), dated as of May 17, 2011, by and between BFI Business Finance and Great American Group Advisory & Valuation Services, LLC.	8-K	10.1	5/26/2011

10.5	Second Amended and Restated Credit Agreement, dated as of July 15, 2013, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association.	8-K	10.1	7/19/2013

10.6	Third Amended and Restated Guaranty, dated as of July 15, 2013, by and between the registrant and Great American Group, LLC, in favor of Wells Fargo Bank, National Association.	8-K	10.2	7/19/2013

10.7	Uncommitted Liquidation Finance Agreement, dated as of March 19, 2014, by and among GA Asset Advisors Limited, each special purpose vehicle affiliated to GA Asset Advisors Limited which accedes to such agreement, and Burdale Financial Limited.	8-K	10.1	3/25/2014

10.8	Master Guarantee and Indemnity, dated as of March 19, 2014, by and among GA Asset Advisors Limited, the registrant, Great American Group, LLC, Great American Group WF, LLC, Burdale Financial Limited and Wells Fargo Bank, National Association.	8-K	10.2	3/25/2014

10.9#	Employment Agreement, dated as of May 19, 2014, by and between the registrant and Bryant Riley.	8-K	10.5	5/19/2014

10.10#	Amended and Restated Employment Agreement, dated as of May 19, 2014, by and between the registrant and Andrew Gumaer.	8-K	10.6	5/19/2014

10.11	First Amendment to Credit Agreement and Limited Consent and Waiver, dated as of May 28, 2014, by and among Wells Fargo Bank, National Association, Great American Group WF, LLC, Great American Group, Inc. and Great American Group, LLC.	10-Q	10.8	8/14/2014

10.12	Third Amendment to Credit Agreement, dated as of February 5, 2015, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association.	10-Q	10.7	5/7/2015

10.13	Fourth Amendment to Credit Agreement, dated as of February 19, 2015, by and between Great American Group WF, LLC, GA Retail, Inc. and Wells Fargo Bank, National Association.	10-Q	10.8	5/7/2015

10.14#	Amended and Restated 2009 Stock Incentive Plan.	10-Q	10.1	8/11/2015

10.15#	Amended and Restated 2009 Stock Incentive Plan – Form of Restricted Stock Unit Agreement.	10-Q	10.2	8/11/2015

10.16#	Amended and Restated 2009 Stock Incentive Plan – Stock Bonus Program and Form of Stock Bonus Award Agreement.	10-Q	10.3	8/11/2015

10.17#	Employment Agreement, dated as of April 13, 2015, by and between the registrant and Alan N. Forman.	10-Q	10.4	8/11/2015

10.18#	B. Riley Financial, Inc. Management Bonus Plan.	8-K	10.1	8/18/2015

10.19	Fifth Amendment to Credit Agreement, dated June 10, 2016, by and among Great American Group WF, LLC, GA Retail, Inc. and Wells Fargo Bank, National Association.	10-Q	10.1	8/5/2016

10.20	Sixth Amendment and Joinder under Credit Facility among Great American Group WF, LLC and Wells Fargo Bank, National Association as Lender October 5, 2016.	10-Q	10.1	11/14/2016

10.21	Underwriting Agreement, dated as of October 27, 2016, by and among the registrant, Wunderlich Securities, Inc. and Compass Point Research & Trading LLC, as representative of the several underwriters named therein.	8-K	1.1	11/2/2016

10.22#	Employment Agreement, dated as of February 17, 2017, by and among B. Riley & Co., LLC, Richard J. Hendrix and the registrant.	8-K	10.1	6/1/2017

10.23	Credit Agreement, dated as of April 13, 2017, by and among United Online, Inc., the subsidiaries of United Online, Inc. from time to time party thereto and Banc of California, N.A.	10-Q	10.1	5/10/2017

10.24	Security and Pledge Agreement, dated as of April 13, 2017, by and among United Online, Inc., the subsidiaries of United Online, Inc. from time to time party thereto and Banc of California, N.A.	10-Q	10.2	8/8/2017

10.25	Unconditional Guaranty, dated as of April 13, 2017, by the registrant in favor of Banc of California, N.A..	10-Q	10.3	8/8/2017

10.26	Seventh Amendment to Credit Agreement, dated as of April 21, 2017, by and among Great American Group WF, LLC, GA Retail, Inc., GA Retail Canada, ULC, Wells Fargo Bank, National Association and Wells Fargo Capital Finance Corporation Canada.	8-K	10.1	4/27/2017

10.27#	Employment Agreement, dated as of May 17, 2017, by and among the registrant, Wunderlich Investment Company, Inc. and Gary K. Wunderlich, Jr.	8-K	10.2	7/5/2017

10.28	Underwriting Agreement, dated as of May 23, 2017, by and among the registrant, FBR Capital Markets & Co. and B. Riley & Co. LLC as representatives of the several underwriters named therein.	8-K	1.1	5/24/2017

10.29	At Market Issuance Sales Agreement, dated as of June 28, 2017, by and between the registrant and FBR Capital Markets & Co.	8-K	1.1	6/28/2017

10.30	Warrant Agreement, dated as of July 3, 2017, by and between the registrant and Continental Stock Transfer & Trust Company.	8-K	10.1	7/5/2017

10.31#	Registration Rights Agreement, dated as of July 3, 2017, by and among the registrant and the persons listed on the signature pages thereto.	8-K	10.4	7/5/2017

10.32	Consulting Services Agreement, dated as of July 3, 2017, by and between Richard J. Hendrix and FBR Capital Markets & Co.	10-Q	10.9	8/8/2017

10.33#	Severance Agreement and General Release, dated as of July 3, 2017, by and among the registrant, Richard J. Hendrix, FBR Capital Markets & Co. and B. Riley & Co., LLC.	10-Q	10.10	8/8/2017

10.34	Underwriting Agreement, dated as of December 6, 2017, by and among the registrant and B. Riley FBR, Inc., as representative of the several underwriters named therein.	8-K	1.1	12/6/2017

10.35	At Market Issuance Sales Agreement, dated December 18, 2017, by and between the registrant and B. Riley FBR, Inc.	8-K	1.1	12/19/2017

10.36#	Employment Agreement, dated as of January 1, 2018, by and between the registrant and Bryant R. Riley.	8-K	10.1	1/5/2018

10.37#	Employment Agreement, dated as of January 1, 2018, by and between the registrant and Thomas J. Kelleher.	8-K	10.2	1/5/2018

10.38#	Employment Agreement, dated as of January 1, 2018, by and between Great American Group, LLC. and Andrew Gumaer.	8-K	10.3	1/5/2018

10.39#	Employment Agreement, dated as of January 1, 2018, by and between the registrant and Phillip J. Ahn.	8-K	10.4	1/5/2018

10.40#	Employment Agreement, dated as of January 1, 2018, by and between the registrant and Alan N. Forman.	10-K	10.42	3/14/2018

10.41	Debt Conversion and Purchase and Sale Agreement, dated January 12, 2018, by and among the registrant, bebe stores, inc. and The Manny Mashouf Living Trust.	8-K	10.1	1/16/2018

10.42	Underwriting Agreement, dated as of May 14, 2018, by and among the registrant and B. Riley FBR, Inc., as representative of the several underwriters named therein.	8-K	1.1	5/17/2018

10.43	At Market Issuance Sales Agreement, dated June 5, 2018, by and between the registrant and B. Riley FBR, Inc.	8-K	1.1	6/5/2018

10.44	$800.0 Million Senior Secured Term Loan Facility Commitment Letter, dated as of June 17, 2018 by and among the registrant, Guggenheim Corporate Funding, LLC and Vintage Rodeo Parent, LLC.	8-K	10.1	6/20/2018

10.45	Equity Commitment Letter, dated as of June 17, 2018.	8-K	10.2	6/20/2018

10.46	Vintage Rodeo, L.P. Subscription Agreement and Questionnaire, dated as of June 17, 2018.	8-K	10.3	6/20/2018

10.47	Side Letter re Subscription, dated as of June 17, 2018 by and between the registrant and Vintage Rodeo, L.P.	8-K	10.4	6/20/2018

10.48	Limited Guarantee, dated as of June 17, 2018 by and among the registrant, Vintage RTO, L.P. and Rodeo.	8-K	10.5	6/20/2018

10.49	Mutual Indemnity/Contribution Agreement, dated as of June 17, 2018 by and among the registrant, Vintage RTO, L.P. and Samjor Family, LP.	8-K	10.6	6/20/2018

10.50#	Employment Agreement, dated as of July 10, 2018, by and between the registrant and Kenneth M. Young.	8-K	10.1	7/16/2018

10.51#	Employment Agreement, dated as of July 10, 2018, by and between B. Riley FBR, Inc. and Andrew Moore.	8-K	10.2	7/16/2018

10.52#	Amendment No. 1 to Employment Agreement, dated as of July 10, 2018, by and between the registrant and Bryant R. Riley.	8-K	10.3	7/16/2018

10.53#	Amendment No. 1 to Employment Agreement, dated as of July 10, 2018, by and between the registrant and Thomas Kelleher.	8-K	10.4	7/16/2018

10.54#	2018 Employee Stock Purchase Plan.	8-K	10.1	7/31/2018

10.55	Underwriting Agreement, dated as of September 6, 2018, by and among the Company and B. Riley FBR, Inc., as representative of the several underwriters named therein.	8-K	1.1	9/11/2018

10.56	At Market Issuance Sales Agreement, dated December 18, 2018, by and between the registrant and B. Riley FBR, Inc.	8-K	1.1	12/18/2018

10.57	Credit Agreement, dated December 19, 2018.	8-K	10.1	12/27/2018

10.58	Security and Pledge Agreement, dated December 19, 2018.	8-K	10.2	12/27/2018

10.59	Unconditional Guaranty and Pledge Agreement by B. Riley Principal Investments, LLC, dated December 19, 2018.	8-K	10.3	12/27/2018

10.60	Unconditional Guaranty by the registrant, dated December 19, 2018.	8-K	10.3	12/27/2018

21.1*	Subsidiary List

23.1*	Consent of Marcum LLP

31.1*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.3*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Securities and Exchange Commission upon request.
#	Management contract or compensatory plan or arrangement.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B. Riley Financial, Inc.

Date: March 5, 2019	/ s / PHILLIP J. AHN
(Phillip J. Ahn, Chief Financial Officer and Chief Operating Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ BRYANT R. RILEY	Co-Chief Executive Officer	March 5, 2019
(Bryant R. Riley)	Chairman of the Board
(Principal Executive Officer)

/s/ THOMAS J. KELLEHER	Co-Chief Executive Officer	March 5, 2019
(Thomas J. Kelleher)	Director

/s/ PHILLIP J. AHN	Chief Financial Officer	March 5, 2019
(Phillip J. Ahn)	Chief Operating Officer
(Principal Financial Officer)

/s/ HOWARD E. WEITZMAN	Chief Accounting Officer	March 5, 2019
(Howard E. Weitzman)	(Principal Accounting Officer)

/s/ ROBERT D’AGOSTINO	Director	March 5, 2019
(Robert D’Agostino)

/s/ ROBERT L. ANTIN	Director	March 5, 2019
(Robert L. Antin)

/s/ ANDREW GUMAER	Director	March 5, 2019
(Andrew Gumaer)

/s/ MICHAEL J. SHELDON	Director	March 5, 2019
(Michael J. Sheldon)

/s/ TODD D. SIMS	Director	March 5, 2019
(Todd D. Sims)

/s/ MIKEL H. WILLIAMS	Director	March 5, 2019
(Mikel H. Williams)

B. RILEY FINANCIAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

B. Riley Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of B. Riley Financial, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 5, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, NY

March 5, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

B. Riley Financial, Inc.

Opinion on Internal Control over Financial Reporting

We have audited B. Riley Financial, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2018 and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018 of the Company and our report dated March 5, 2019 expressed an unqualified opinion on those financial statements.

As described in “Report of Management on Internal Control over Financial Reporting”, management has excluded its subsidiary, magicJack VocalTec Ltd. (“magicJack”), from its assessment of internal control over financial reporting as of December 31, 2018 because this entity was acquired by the Company in purchase business combination during 2018. We have also excluded magicJack from our audit of internal control over financial reporting. This subsidiary’s combined total assets and total revenues represent approximately 9.5% and 2.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Report of Management on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Marcum llp

New York, NY

March 5, 2019

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	December 31,	December 31,
	2018	2017

Assets
Assets
Cash and cash equivalents	$179,440	$132,823
Restricted cash	838	19,711
Due from clearing brokers	37,738	31,479
Securities and other investments owned, at fair value	273,577	145,360
Securities borrowed	931,346	807,089
Accounts receivable, net	42,123	20,015
Due from related parties	1,729	5,689
Advances against customer contracts	—	5,208
Loans receivable	38,794	—
Prepaid expenses and other assets	79,477	22,605
Property and equipment, net	15,523	11,977
Goodwill	223,368	98,771
Other intangible assets, net	91,358	56,948
Deferred income taxes	42,399	29,229
Total assets	$1,957,710	$1,386,904
Liabilities and Equity
Liabilities
Accounts payable	$5,646	$2,650
Accrued expenses and other liabilities	108,662	71,685
Deferred revenue	69,066	3,141
Due to partners	2,428	1,578
Securities sold not yet purchased	37,623	28,291
Securities loaned	930,522	803,371
Mandatorily redeemable noncontrolling interests	4,633	4,478
Notes payable	1,550	2,243
Term loan	79,166	—
Senior notes payable	459,754	203,621
Total liabilities	1,699,050	1,121,058

Commitments and contingencies
B. Riley Financial, Inc. stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 26,603,355 and 26,569,462 issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	258,638	259,980
Retained earnings	1,579	6,582
Accumulated other comprehensive loss	(2,161)	(534)
Total B. Riley Financial, Inc. stockholders' equity	258,058	266,030
Noncontrolling interests	602	(184)
Total equity	258,660	265,846
Total liabilities and equity	$1,957,710	$1,386,904

The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Services and fees	$390,555	$304,841	$164,235
Interest income - Securities lending	31,798	17,028	—
Sale of goods	638	307	26,116
Total revenues	422,991	322,176	190,351
Operating expenses:
Direct cost of services	51,580	55,501	40,857
Cost of goods sold	800	398	14,755
Selling, general and administrative expenses	293,682	213,008	82,127
Restructuring charge	8,506	12,374	3,887
Interest expense - Securities lending	23,039	12,051	—
Total operating expenses	377,607	293,332	141,626
Operating income	45,384	28,844	48,725
Other income (expense):
Interest income	1,326	420	318
Income (loss) from equity investments	7,986	(437)	—
Interest expense	(33,393)	(8,382)	(1,996)
Income before income taxes	21,303	20,445	47,047
Provision for income taxes	(4,903)	(8,510)	(14,321)
Net income	16,400	11,935	32,726
Net income attributable to noncontrolling interests	891	379	11,200
Net income attributable to B. Riley Financial, Inc.	$15,509	$11,556	$21,526

Basic income per share	$0.60	$0.50	$1.19
Diluted income per share	$0.58	$0.48	$1.17

Weighted average basic shares outstanding	25,937,305	23,181,388	18,106,621
Weighted average diluted shares outstanding	26,764,856	24,290,904	18,391,852

The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPHREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$16,400	$11,935	$32,726
Other comprehensive (loss) income:
Change in cumulative translation adjustment	(1,627)	1,178	(654)
Other comprehensive (loss) income, net of tax	(1,627)	1,178	(654)
Total comprehensive income	14,773	13,113	32,072
Comprehensive income attributable to noncontrolling interests	891	379	11,200
Comprehensive income attributable to B. Riley Financial, Inc.	$13,882	$12,734	$20,872

The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands, except share data)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, January 1, 2016	—	$—	16,448,119	$2	$116,799	$(6,305)	$(1,058)	$(118)	$109,320
Issuance of common stock for acquisition of MK Capital, LLC - contingent equity consideration on February 2, 2016	—	—	166,667	—	—	—	—	—	—
Vesting of restricted stock, net of shares withheld for employer taxes	—	—	104,576	—	(1,156)	—	—	—	(1,156)
Offering of common stock, net of offering expenses	—	—	2,420,980	—	22,759	—	—	—	22,759
Share based payments	—	—	—	—	2,768	—	—	—	2,768
Dividends on common stock ($0.28 per share)	—	—	—	—	—	(5,334)	—	—	(5,334)
Net income	—	—	—	—	—	21,526	—	1,163	22,689
Foreign currency translation adjustment	—	—	—	—	—	—	(654)	—	(654)
Balance, December 31, 2016	—	$—	19,140,342	$2	$141,170	$9,887	$(1,712)	$1,045	$150,392
Issuance of common stock for acquisition of MK Capital, LLC - contingent equity consideration on February 2, 2017	—	—	166,666	—	1,151	—	—	—	1,151
Issuance of common stock for acquisition of Dialectic general partner interests on April 13, 2017	—	—	158,484	—	1,952	—	—	—	1,952
Issuance of common stock for acquisition of FBR & Co. on June 1, 2017	—	—	4,779,354	—	73,471	—	—	—	73,471
Issuance of common stock and common stock warrants for acquisition of Wunderlich on July 3, 2017	—	—	1,974,812	—	35,381	—	—	—	35,381
Vesting of restricted stock, net of shares withheld for employer taxes	—	—	349,804	—	(3,486)	—	—	—	(3,486)
Share based payments	—	—	—	—	10,341	—	—	—	10,341
Dividends on common stock ($0.67 per share)	—	—	—	—	—	(14,861)	—	—	(14,861)
Net income	—	—	—	—	—	11,556	—	(307)	11,249
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(922)	(922)
Foreign currency translation adjustment	—	—	—	—	—	—	1,178	—	1,178
Balance, December 31, 2017	—	$—	26,569,462	$2	$259,980	$6,582	$(534)	$(184)	$265,846
Issuance of common stock for acquisition of GlassRatner Advisory & Capital Group LLC	—	—	405,817	—	8,050	—	—	—	8,050
ESPP shares issued and vesting of restricted stock, net of shares withheld for employer taxes	—	—	682,442	—	(3,731)	—	—	—	(3,731)
Common shares cancelled - resolution of escrow claim	—	—	(21,233)	—	—	—	—	—	—
Stock repurchased and retired	—	—	(1,033,133)	—	(18,703)	—	—	—	(18,703)
Share based payments	—	—	—	—	13,042	—	—	—	13,042
Dividends on common stock ($0.74 per share)	—	—	—	—	—	(20,512)	—	—	(20,512)
Net income	—	—	—	—	—	15,509	—	786	16,295
Foreign currency translation adjustment	—	—	—	—	—	—	(1,627)	—	(1,627)
Balance, December 31, 2018	—	$—	26,603,355	$2	$258,638	$1,579	$(2,161)	$602	$258,660

The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLDIATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$16,400	$11,935	$32,726
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	13,809	11,140	4,306
Provision for doubtful accounts	1,308	1,066	710
Share-based compensation	13,042	10,341	2,768
Recovery of key man life insurance	—	(6,000)	—
Non-cash interest and other	4,068	456	136
Effect of foreign currency on operations	(916)	(769)	973
(Income) loss from equity investments	(7,986)	437	—
Deferred income taxes	1,990	5,729	3,549
Impairment of leaseholds and intangibles, lease loss accrual and loss on disposal of fixed assets	4,142	3,602	—
Income allocated and fair value adjustment for mandatorily redeemable noncontrolling interests	1,222	10,799	3,032
Change in operating assets and liabilities:
Due from clearing brokers	(6,259)	3,359	—
Securities and other investments owned	(128,217)	(82,143)	8,964
Securities borrowed	(124,257)	47,595	—
Accounts receivable and advances against customer contracts	(12,948)	1,614	(1,847)
Prepaid expenses and other assets	(24,395)	(1,506)	3,699
Accounts payable, accrued payroll and related expenses, accrued value	3,559	(30,374)	23,330
added tax payable and other accrued expenses
Amounts due to/from related parties and partners	4,705	(11,826)	(2,766)
Securities sold, not yet purchased	9,332	7,678	133
Deferred revenue	(564)	(668)	884
Securities loaned	127,151	(64,255)	—
Auction and liquidation proceeds payable	—	—	(317)
Net cash (used in) provided by operating activities	(104,814)	(81,790)	80,280
Cash flows from investing activities:
Purchases of loans receivable	(38,794)	—	—
Acquisition of magicJack, net of cash acquired $53,875	(89,240)	—	—
Acquisition of Wunderlich, net of cash acquired $4,259	—	(25,478)	—
Cash acquired from acquisition of FBR & Co.	—	15,738	—
Acquisition of other businesses, net of cash acquired	(4,000)	(2,052)	—
Acquisition of United Online, net of cash acquired $125,542 in 2016	—	(10,381)	(33,430)
Purchases of property and equipment and intangible assets	(5,432)	(825)	(729)
Proceeds from key man life insurance	—	6,000	—
Proceeds from sale of property and equipment and intangible assets	37	836	96
Equity investments	(16,640)	(1,674)	—
Dividends from equity investments	2,628	—	—
Net cash used in investing activities	(151,441)	(17,836)	(34,063)
Cash flows from financing activities:
Repayment of revolving line of credit	—	—	(272)
Proceeds from asset based credit facility	300,000	65,987	56,255
Repayment of asset based credit facility	(300,000)	(65,987)	(56,255)
Proceeds from notes payable	51,020	—	—
Repayment of notes payable	(51,713)	(8,336)	—
Proceeds from participating note payable	—	—	61,400
Payment of participating note payable and contingent consideration	—	(1,250)	(62,650)
Proceeds from term loan	80,000	—	—
Proceeds from issuance of senior notes	258,997	179,471	27,664
Payment of debt issuance costs	(7,260)	(4,289)	—
ESPP shares and payment of employment taxes on vesting of restricted stock	(3,731)	(3,486)	(1,156)
Dividends paid	(22,684)	(16,755)	(5,334)
Proceeds from issuance of common stock	—	—	22,759
Repurchase of common stock	(18,703)	—	—
Distribution to noncontrolling interests	(1,067)	(11,261)	(2,007)
Net cash provided by financing activities	284,859	134,094	40,404
Increase in cash, cash equivalents and restricted cash	28,604	34,468	86,621
Effect of foreign currency on cash, cash equivalents and restricted cash	(860)	2,667	(1,285)
Net increase in cash, cash equivalents and restricted cash	27,744	37,135	85,336
Cash, cash equivalents and restricted cash, beginning of year	152,534	115,399	30,063
Cash, cash equivalents and restricted cash, end of year	$180,278	$152,534	$115,399

Supplemental disclosures:
Interest paid	$50,103	$18,840	$376
Taxes paid	$6,497	$14,986	$685

The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

NOTE 1—ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

B. Riley Financial, Inc. and its subsidiaries (collectively the “Company”) provide investment banking and financial services to corporate, institutional and high net worth clients, and asset disposition, valuation and appraisal and capital advisory services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional services firms throughout the United States, Australia, Canada, and Europe and with the acquisitions of United Online, Inc. (“UOL”) on July 1, 2016 and magicJack VocalTec Ltd. (“magicJack”) on November 14, 2018, provide consumer Internet access and cloud communication services.

The Company operates in four operating segments: (i) Capital Markets, through which the Company provides investment banking, corporate finance, securities lending, restructuring, consulting, research, sales and trading and wealth management services to corporate, institutional and high net worth clients; (ii) Auction and Liquidation, through which the Company provides Auction and Liquidation services to help clients dispose of assets that include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property; (iii) Valuation and Appraisal, through which the Company provides Valuation and Appraisal services to clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs; and (iv) Principal Investments - United Online and magicJack, through which the Company provides consumer Internet access and related subscription services from United Online and cloud communication services primarily through the magicJack devices.

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

The accounting guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a Variable Interest Entity (“VIE”); to eliminate the solely quantitative approach previously required for determining the primary beneficiary of a VIE; to add an additional reconsideration event for determining whether an entity is a VIE when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE.

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

(c) Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers using the modified retrospective method and the impact was determined to be immaterial on our consolidated financial statements. The new revenue standard was applied prospectively in the Company’s consolidated financial statements from January 1, 2018 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods.

Revenues are recognized when control of the promised goods or performance obligations for services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services.

Revenues from contracts with customers in the Capital Markets segment, Auction and Liquidation segment, Valuation and Appraisal segment, and Principal Investments – United Online and magicJack segment are primarily comprised of the following:

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

Revenues from other sources in the Capital Markets segment is primarily comprised of (i) interest income from loans receivable and securities lending activities, (ii) related net trading gains and losses from market making activities, the commitment of capital to facilitate customer orders, (iii) trading activities from the Company’s Principal Investments in equity and other securities for the Company’s account, and (iv) other income.

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

Other revenues include (i) net trading gains and losses from market making activities in the Company’s fixed income group, (ii) carried interest from the Company’s asset management recognized as earnings from financial assets within the scope of ASC 323 - Investments - Equity Method and Joint Ventures, and therefore will not be in the scope of ASC 606 - Revenue from Contracts with Customers. In accordance with ASC 323 - Investments - Equity Method and Joint Ventures, the Company will record equity method income (losses) as a component of investment income based on the change in the Company’s proportionate claim on net assets of the investment fund, including performance-based capital allocations, assuming the investment fund was liquidated as of each reporting date pursuant to each fund's governing agreements, and (iii) other miscellaneous income

Auction and Liquidation segment - Commission and fees earned on the sale of goods at Auction and Liquidation sales are recognized when evidence of a contract or arrangement exists, the transaction price has been determined, and the performance obligation has been satisfied when control of the product and risks of ownership has been transferred to the buyer. The commission and fees earned for these services are included in revenues in the accompanying consolidated statements of income. Under these types of arrangements, revenues also include contractual reimbursable costs.

Revenues earned from Auction and Liquidation services contracts where the Company guarantees a minimum recovery value for goods being sold at auction or liquidation are recognized over time when the performance obligation is satisfied. The Company generally uses the cost-to-cost measure of progress for the Company’s contracts because it best depicts the transfer of services to the customer which occurs as the Company incurs costs on its contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Costs to fulfill the contract include labor and other direct costs related to the contract. Due to the nature of the guarantees and performance obligations under these contracts, the estimation of revenue that is ultimately earned is complex and subject to many variables and requires significant judgment. It is common for these contracts to contain provisions that can either increase or decrease the transaction price upon completion of the Company’s performance obligations under the contract. Estimated amounts are included in the transaction price at the most likely amount it is probable that a significant reversal of revenue will not occur. The Company estimates of variable consideration and determination of whether or not to include estimated amounts in the transaction price are based on an assessment of the Company’s anticipated performance under the contract taking into consideration all historical, current and forecasted information that is reasonably available to the Company. Costs that directly relate to the contract and expected to be recoverable are capitalized as an asset and included in advances against customer contracts in the accompanying consolidated balance sheets. These costs are amortized as the services are transferred to the customer over the contract period, which generally does not exceed six months, and the expense is recognized a component of direct cost of services. If, during the auction or liquidation sale, the Company determines that the total costs to be incurred on a performance obligation under a contract exceeds the total estimated revenues to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.

Valuation and Appraisal Segment - Revenues in the Valuation and Appraisal segment are primarily comprised of fees for Valuation and Appraisal services. Revenues are recognized when the performance obligation is completed and is generally at the point in time upon delivery of the report to the customer. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs.

Principal Investments – United Online and magicJack Segment – Revenues in the Principal Investments - United Online and magicJack segment are primarily comprised of services revenue from fees charged to United Online pay accounts; sales revenue from the sale of the magicJack and related devices and access rights; revenues from access rights renewals and mobile apps; prepaid minutes revenues; revenues from access and wholesale charges; service revenue from Unified Communication as a Service (“UCaaS”) hosting services; advertising and other revenues; and products revenues from the sale of magicJack and mobile broadband service devices, including the related shipping and handling and installation fees, if applicable.

Service revenues from fees charged to United Online pay accounts are recognized in the period in which fees are fixed or determinable and the related services are provided to the customer. The Company’s pay accounts generally pay in advance for their services by credit card, PayPal, automated clearinghouse or check, and revenues are then recognized ratably over the service period. Advance payments from pay accounts are recorded in the consolidated balance sheets as deferred revenue. In circumstances where payment is not received in advance, revenues are only recognized if collectability is probable.

Revenues from sales of the magicJack devices and access rights represent revenues recognized from sales of the magicJack devices to retailers, wholesalers, or direct to customers, net of returns. The transaction price for magicJack devices is allocated between equipment and service based on stand-alone selling prices. Revenues allocated to equipment are recognized when control transfers to the customer, and service revenue is recognized ratably over the service term. The Company estimates the return of direct sales as part of the transaction price using a six month rolling average of historical returns. Revenues for hardware and shipping are recognized at the time of delivery and revenues for services are recognized ratably over the service. The Company recognizes revenue for hardware based on delivery terms to the retailer and revenue for service is deferred for the delay period and recognized ratably over the remaining access right period.

Revenues from access rights renewals and mobile apps represents revenues from customers purchasing rights to access the Company’s servers beyond the access right period included in a magicJack device or magicJack service. The extended access right ranges from one to five years. These fees charged to customers are initially deferred and recognized as revenue ratably over the extended access right period. Revenues from access rights granted to users of the magicApp, magicJack Connect App and magicJack for Business are recognized ratably over the access right period.

Revenues from the sale of other magicJack related products are revenues recognized from the sale of other items related to the magicJack devices and access right renewals the Company offers its customers, including porting fees charged to customers to port their existing phone number to a magicJack device or services, fees charged for customer to select a custom, vanity or Canadian phone number and fees charged to customers to change their existing number. These revenues are recognized at the time of sale.

Prepaid minutes revenues are primarily from the usage and expiration of international prepaid minutes, net of chargebacks. Revenues from prepaid minutes are recognized as minutes are used.

Revenues from access and wholesale charges are generated from access fees charged to other telecommunication carriers or providers for Interexchange Carriers (“IXC”) calls terminated to the Company’s end-users, and other fees charged to telecommunication carriers or providers for origination of calls to their 800-numbers. These revenues are recorded based on rates set forth in the respective state and federal tariffs or negotiated contract rates, less provisions for billing adjustments. Revenues from access and wholesale charges are recognized as calls are terminated to the network.

UCaaS revenues are recurring monthly service revenue from sales of its hosted services. Customers are billed monthly in advance for these recurring services and in arrears for one time service charges and other certain usage charges. UCaas revenues also includes non-recurring revenue from the sale of hardware and network equipment. Revenues for recurring monthly service are recorded in the period the services are provided over the term of the respective customer agreements and revenue from the sale of hardware and network equipment is recognized in the period that the equipment is delivered.

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

(d) Direct Cost of Services

Direct cost of services relates to service and fee revenues. The costs consist of employee compensation and related payroll benefits, travel expenses, the cost of consultants assigned to revenue-generating activities and direct expenses billable to clients in the Valuation and Appraisal segment. Direct costs of services include participation in profits under collaborative arrangements in which the Company is a majority participant. Direct costs of services also include the cost of consultants and other direct expenses related to Auction and Liquidation contracts pursuant to commission and fee based arrangements in the Auction and Liquidation segment. Direct cost of services in the Principal Investments - United Online and magicJack segment include cost of telecommunications and data center costs, personnel and overhead-related costs associated with operating the Company’s networks, servers and data centers, sales commissions associated with multi-year service plans, depreciation of network computers and equipment, amortization expense, third party advertising sales commissions, license fees, costs related to providing customer support, costs related to customer billing and processing of customer credit cards and associated bank fees. Direct cost of services does not include an allocation of the Company’s overhead costs.

(e) Interest Expense - Securities Lending Activities

Interest expense from securities lending activities is included in operating expenses related to operations in the Capital Markets segment. Interest expense from securities lending activities is incurred from equity and fixed income securities that are loaned to the Company.

(f) Concentration of Risk

Revenues from one liquidation service contract to a retailer represented 13.5% of total revenues during the year ended December 31, 2016. Revenues in the Capital Markets, Valuation and Appraisal and Principal Investments – United Online and magicJack segments are currently primarily generated in the United States. Revenues in the Auction and Liquidation segment are primarily generated in the United States, Australia, Canada and Europe.

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

(g) Advertising Expense

The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $2,727, $1,312 and $1,456 for the years ended December 31, 2018, 2017 and 2016, respectively. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying consolidated statements of income.

(h) Share-Based Compensation

The Company’s share-based payment awards principally consist of grants of restricted stock, restricted stock units and costs associated with the Company’s employee stock purchase plan. In accordance with the applicable accounting guidance, share-based payment awards are classified as either equity or liabilities. For equity-classified awards, the Company measures compensation cost for the grant of membership interests at fair value on the date of grant and recognizes compensation expense in the consolidated statements of income over the requisite service or performance period the award is expected to vest. The fair value of the liability-classified award will be subsequently remeasured at each reporting date through the settlement date. Change in fair value during the requisite service period will be recognized as compensation cost over that period.

In June 2018, the Company adopted the 2018 Employee Stock Purchase Plan (“Purchase Plan”) which allows eligible employees to purchase common stock through payroll deductions as a price that is 15% of the market value of the common stock on the last day of the offering period.  In accordance with the provisions of ASC 718, Compensation – Stock Compensation (“ASC 718”), the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. For the year ended December 31, 2018, the Company recognized compensation expense of $132 related to the Purchase Plan.  At December 31, 2018, there were 687,427 shares reserved for issuance under the Purchase Plan.

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

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act revised the U.S. corporate income tax by, among other things, lowering the federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, providing an exemption from U.S. federal tax for dividends received from foreign subsidiaries, and creating new taxes on certain foreign sourced earnings. We recorded a provisional tax expense of $13,052, which is included as a component of income tax expense and recorded in the fourth quarter of 2017 comprising of (a) $12,954 related to the revaluation of net deferred tax assets to reflect the reduction in the corporate income tax, and (b) $98 related to the transition tax on non-U.S. activities resulting from the Tax Act.   During the fourth quarter of 2018, the Company completed its accounting for the provisional amounts recognized at December 31, 2017 and the impact was not significant.  In addition, the Tax Act’s international provisions regarding Global Intangible Low-Tax Income (“GILTI”, Foreign Derived Intangible Income (“FDII”) and Base Erosion Anti-Avoidance Tax (“BEAT”) did not to have a material impact on the Company’s financial statements for the year ended December 31, 2018. See Note 15 to the accompanying financial statements for additional information.

(j) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

(k) Restricted Cash

As of December 31, 2018, restricted cash balance of $838 included $469 cash collateral for one of the Company’s telecommunication suppliers and $369 certificate of deposits collateral for certain letter of credits. As of December 31, 2017, restricted cash balance of $19,711 included $19,197 of cash collateral related to a retail liquidation engagement and $514 cash segregated in a special bank account for the benefit of customers related to the Company’s broker dealer subsidiary and collateral for one of the Company’s telecommunication suppliers.

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

The Company accounts for securities lending transactions in accordance with ASC “Topic 210: Balance Sheet,” which requires companies to report disclosures of offsetting assets and liabilities. The Company does not net securities borrowed and securities loaned and these items are presented on a gross basis in the consolidated balance sheets.

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

(n) Accounts Receivable

Accounts receivable represents amounts due from the Company’s Auction and Liquidation, Valuation and Appraisal, Capital Markets and Principal Investments - United Online and magicJack customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company’s bad debt expense totaled $1,308, $1,066 and $710 for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts are included as a component of selling, general and administrative expenses in the accompanying consolidated statements of income.

(o) Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

(p) Securities Owned and Securities Sold Not Yet Purchased

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

As of December 31, 2018 and 2017, the Company’s securities owned and securities sold not yet purchased at fair value consisted of the following:

	December 31,	December 31,
	2018	2017
Securities and other investments owned:
Common and preferred stocks and warrants	$193,459	$67,306
Corporate bonds	18,825	6,539
Fixed income securities	3,825	2,329
Loans receivable at fair value	33,731	33,713
Partnership interests and other	23,737	35,473
	$273,577	$145,360

Securities sold not yet purchased:
Common stocks	$11,130	$19,145
Corporate bonds	16,338	1,175
Fixed income securities	10,155	699
Partnership interests and other	—	7,272
	$37,623	$28,291

(q) Goodwill and Other Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with the accounting guidance which requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill includes the excess of the purchase price over the fair value of net assets acquired in a business combination. ASC 805 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment). Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. The Company operates four reporting units, which are the same as its reporting segments described in Note 22. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

When testing goodwill for impairment, the Company may assess qualitative factors for some or all of our reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, the Company may bypass this qualitative assessment for some or all of the Company’s reporting units and perform a detailed quantitative test of impairment (step 1). If the Company performs the detailed quantitative impairment test and the carrying amount of the reporting unit exceeds its fair value, the Company would perform an analysis (step 2) to measure such impairment. Based on the Company’s qualitative assessments during 2018, the Company concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of the reporting units exceeded their carrying values and no impairments were identified.

The Company reviews the carrying value of its amortizable intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. During the year ended December 31, 2018, the Company recognized impairment of intangibles in the amount of $1,070 related to the tradename of Wunderlich Securities, Inc. In June 2018, the Company changed the name Wunderlich Securities, Inc. to B. Riley Wealth Management, Inc. This impairment charge is included in restructuring charge in the Company’s consolidated statements of income.

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

The Company’s securities and other investments owned and securities sold and not yet purchased are comprised of common and preferred stocks and warrants, corporate bonds, loans receivable valued at fair value and investments in partnerships. Investments in common stocks that are based on quoted prices in active markets are included in Level 1 of the fair value hierarchy. The Company also holds nonpublic common and preferred stocks and warrants for which there is little or no public market and fair value is determined by management on a consistent basis. For investments where little or no public market exists, management’s determination of fair value is based on the best available information which may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration various factors including earnings history, financial condition, recent sales prices of the issuer’s securities and liquidity risks. These investments are included in Level 3 of the fair value hierarchy. Investments in partnership interests include investments in private equity partnerships that primarily invest in equity securities, bonds, and direct lending funds. We also invest in priority investment funds and the underlying securities held by these funds are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. The Company’s partnership and investment fund interests are valued based on the Company’s proportionate share of the net assets of the partnerships and funds; the value for these investments are derived from the most recent statements received from the general partner or fund administrator. These partnership and investment fund interests are valued at net asset value (“NAV”) in accordance with ASC “Topic 820: Fair Value Measurements.”

The fair value of mandatorily redeemable noncontrolling interests is determined based on the issuance of similar interests for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports and internal valuation models.

The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2018 and 2017.

	Financial Assets and Liabilities Measured at Fair Value
	on a Recurring Basis at December 31, 2018 Using
		Quoted prices in	Other	Significant
	Fair value at	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities and other investments owned:
Common and preferred stocks and warrants	$193,459	$168,882	—	$24,577
Corporate bonds	18,825	—	18,825	—
Fixed income securities	3,825	—	3,825	—
Loans receivable at fair value	33,731	—	—	33,731
Total	249,840	$168,882	$22,650	$58,308
Investment funds valued at net asset value (1)	23,737
Total assets measured at fair value	$273,577

Liabilities:
Securities sold not yet purchased:
Common stocks	$11,130	$11,130	$—	$—
Corporate bonds	16,338	—	16,338	—
Fixed income securities	10,155	—	10,155	—
Total securities sold not yet purchased	37,623	11,130	26,493	—

Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,633	—	—	4,633
Total liabilities measured at fair value	$42,256	$11,130	$26,493	$4,633

	Financial Assets and Liabilities Measured at Fair Value
	on a Recurring Basis at December 31, 2017 Using
		Quoted prices in	Other	Significant
	Fair value at	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities and other investments owned:
Common stocks and warrants	$67,306	$38,960	$—	$28,346
Corporate bonds	6,539	—	6,539	—
Fixed income securities	2,329	—	2,329	—
Loans receivable at fair value	33,713	—	—	33,713
Partnership interests and other	31,883	686	5,093	26,104
Total	141,770	$39,646	$13,961	$88,163
Investment funds valued at net asset value(1)	3,590
Total assets measured at fair value	$145,360

Liabilities:
Securities sold not yet purchased:
Common stocks	$19,145	$19,145	$—	$—
Corporate bonds	1,175	—	1,175	—
Fixed income securities	699	—	699	—
Partnership interests and other	7,272	7,272	—	—
Total securities sold not yet purchased	28,291	26,417	1,874	—

Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,478	—	—	4,478
Total liabilities measured at fair value	$32,769	$26,417	$1,874	$4,478

(1)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy in accordance with ASC “Topic 820 Fair Value Measurements.” The fair value amounts presented in the tables above for investment funds valued at net asset value are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

As of December 31, 2018 and 2017, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $58,308 and $88,163, respectively, or 3.0% and 6.4%, respectively, of the Company’s total assets. In determining the fair value for these Level 3 financial assets, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity.

The following table summarizes the significant unobservable inputs in the fair value measurement of level 3 financial assets and liabilities by category of investment and valuation technique as of December 31, 2018:

	Fair value at
	December 31,				Weighted
	2018	Valuation Technique	Unobservable Input	Range	Average
Assets:
Common and preferred stocks and warrants	$24,577	Market approach	Over-the-counter trading activity	$7.18-$10.50/share	$7.79
			Market price of related security	$0.48/share	$0.48
		Yield analysis	Market yield	13%	13%
		Option pricing model	Annualized volatility	26% - 53%	26%
		Discounted cash flow	Cost of capital	12%	12%
		Market Comparable Companies	Revenue Multiple	1.0X	1.0	X
Loans receivable at fair value	33,731	Discounted cash flow	Market interest rate	11.0% - 14.8%	11.80%
Total level 3 assets measured at fair value	$58,308

Liabilities:
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$4,633	Market approach	Operating income multiple	6.0x	6.0	x

The changes in Level 3 fair value hierarchy during the year ended December 31, 2018 and 2017 is as follows:

	Level 3	Level 3 Changes During the Year				Level 3
	Balance at	Fair	Relating to	Purchases,	Transfer in	Balance at
	Beginning of	Value	Undistributed	Sales and	and/or out	End of
	Year	Adjustments	Earnings	Settlements	of Level 3	Year
Year Ended
December 31, 2018
Common and preferred stocks and warrants	$28,346	$(4,220)	$578	$20,843	$(20,970)	$24,577
Corporate bonds	—	—	—	—	—	—
Loans receivable at fair value	33,713	35	300	(317)	—	33,731
Partnership interests and other	26,104	1,108	607	(26,087)	(1,732)	—
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,478	—	155	—	—	4,633
Contingent consideration	—	—	—	—	—	—
Year Ended
December 31, 2017
Common stocks and warrants	$299	$3,028	$3,419	$21,600	$—	$28,346
Corporate bonds	160	—	—	—	(160)	—
Loans receivable at fair value	—	1,447	—	32,266	—	33,713
Partnership interests and other	13,426	3,465	—	9,213	—	26,104
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	3,214	9,000	(8,542)	—	806	4,478
Contingent consideration	1,242	8	—	(1,250)	—	—

The fair value adjustment for contingent consideration of $8 represents imputed interest for the years ended December 31, 2017. The Company had a triggering event in 2017 for the mandatorily redeemable noncontrolling interests that resulted in a fair value adjustment of $7,850 of the total fair value adjustment of $9,000 for the year ended December 31, 2017. In connection with this event, the Company received proceeds of $6,000 from key man life insurance. These amounts have been recorded in the consolidated statements of income in Selling, general and administrative expenses in the corporate segment. The amount reported in the table above also for the years ended December 31, 2018 and 2017 includes the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis.

The carrying amounts reported in the consolidated financial statements for cash, restricted cash, accounts receivable, loan receivable, accounts payable, accrued payroll and related, accrued value added tax, income taxes payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturity of these instruments.

The carrying amount of the senior notes payable approximates fair value because the contractual interest rates or effective yields of such instruments are consistent with current market rates of interest for instruments of comparable credit risk.

During the years ended December 31, 2018, 2017 and 2016, there were no assets or liabilities measured at fair value on a non-recurring basis.

(s) Derivative and Foreign Currency Translation

The Company periodically uses derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain Auction and Liquidation engagements with operations outside the United States. During the year ended December 31, 2018, the Company’s use of derivatives consisted of the purchase of forward exchange contracts in the amount of $42,108 Canadian dollars that were settled during the first and second quarter of 2018. During the year ended December 31, 2017, the Company’s use of derivative consisted of the purchase of forward exchange contracts (a) in the amount of $8,000 Australian dollars that was settled on March 31, 2017; (b) in the amount of $27,100 Canadian dollars, of which $20,703 remained open at December 31, 2017 and was settled in 2018, and (c) $1,500 Euro’s that was settled in March 2018.

The forward exchange contract was entered into to improve the predictability of cash flows related to a retail store liquidation engagement that was completed in December 2016. The net (loss) gain from forward exchange contracts was ($91) and $31 during the years ended December 31, 2018 and 2017, respectively. These amounts are reported as a component of Selling, general and administrative expenses in the consolidated statements of income.

The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country's currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using year-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders' equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Transaction gains (losses) were $1,294, ($786) and ($848) during the years ended December 31, 2018, 2017 and 2016, respectively. These amounts are included in selling, general and administrative expenses in the Company’s consolidated statements of income.

(t)       Common Stock Warrants

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

(u)       Equity Investments

Bebe stores, inc.

At December 31, 2017, the Company had a loan receivable from bebe stores, inc. (“bebe”) with a fair value of $16,867 included in securities and other investments owned. On January 12, 2018, the loan receivable in the amount of $16,867 plus accrued interest of $51 was converted into 2,819,528 shares of common stock of bebe, representing a conversion price at $6.00 per share. On January 12, 2018, the Company also purchased 500,000 shares of bebe common stock at $6.00 per share of which 250,000 shares were newly issued common stock by bebe and 250,000 shares were purchased from the majority shareholder of bebe. At December 31, 2018, the Company had an ownership of approximately 30.1% of bebe’s outstanding common shares. The equity ownership in bebe is accounted for under the equity method of accounting. The carrying value for the bebe investment at December 31, 2018 was $27,053 and is included in prepaid expenses and other assets in the consolidated balance sheets.

National Holdings Corporation

On November 14, 2018, the Company entered into an agreement to acquire shares of National Holdings Corporation (“National Holdings”), a Nasdaq-listed issuer, from Fortress Biotech, Inc. for an aggregate purchase price totaling approximately $22.9 million. The transaction was completed in two tranches. In the first tranche, which was completed in the fourth quarter of 2018, the Company acquired shares representing 24% of the total outstanding shares of National Holdings. As of December 31, 2018, the Company purchased 3,010,054 shares of National Holdings’ common stock, representing 24% of National Holdings’ outstanding shares, at $3.25 per share. The carrying value for the National Holdings investment at December 31, 2018 was $9,902 and is included in prepaid expenses and other assets in the consolidated balance sheets.

The second tranche was contingent upon receipt of the approval of Financial Industry Regulatory Authority, Inc., which was obtained in the first quarter of 2019. As a result of the closing of the second tranche, the Company now holds 49% of the outstanding shares of National Holdings. The equity ownership in National Holdings is accounted for under the equity method of accounting.

For the year ended December 31, 2018, equity income from bebe and National Holdings was $9,135 and is included in income from equity investments on the consolidated statements of income.

(v)       Statements of Cash Flows – Supplemental Non-cash Disclosures

During the year ended December 31, 2018, non-cash investing activities included the conversion of a loan receivable in the amount of $16,867 and accrued interest receivable of $51 into an equity investment that totaled $16,918 as more fully discussed in Note 2(u) above.

(w)       Variable Interest Entity

In January 2018, the operations of GACP II, LP, a private debt investment limited partnership (the “Partnership”) commenced operations. The Company’s investment in the Partnership is a VIE since the unaffiliated limited partners do not have substantive kick-out or participating rights to remove the Company’s subsidiary that is the general partner managing the Partnership. The Company has determined that it is not the primary beneficiary due to the fact that its fee arrangements are considered at-market and thus not deemed to be variable interests, and it does not hold any other interests in the Partnership that are considered to be more than insignificant. The Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion at each reporting date. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly by the Company or indirectly through related parties. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that the Company is not the primary beneficiary, a quantitative analysis may also be performed.

The carrying value of the Company’s investments in the VIE that was not consolidated is shown below.

December 31, 2018
Partnership investments	$7,012
Due from related party	570
Maximum exposure to loss	$7,582

(x) Recent Accounting Pronouncements

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

In March 2018, the FASB issued ASU 2018-05: Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Reform Act. The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations. This ASU also discusses required disclosures that an entity must make with regard to the Tax Reform Act. This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded. The Company has adopted this standard and will continue to evaluate indicators that may give rise to a change in the Company’s tax provision as a result of the Tax Reform Act. See Note 15 to the accompanying financial statements for additional information on the Tax Reform Act.

In February 2016, FASB issued ASU. 2016-02: Leases (Topic 842) which requires a lessee to recognize a right-of-use (ROU) asset and lease liability on the balance sheet for all leases with a term longer than 12 months and provide enhanced disclosures. The Company will adopt the new standard effective January 1, 2019 using a modified retrospective method and will not restate comparative periods. The Company expects to elect the ‘package of practical expedients,’ which permits the Company not to reassess under the new standard the Company’s prior conclusions about lease identification, lease classification and initial direct costs. While the Company continues to assess all of the effects of adoption, the Company currently believes the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on the Company’s balance sheet for our real estate operating leases; and (2) providing significant new disclosures about the Company’s leasing activities. On adoption, the Company currently expects to recognize lease liabilities of approximately $67,535 with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The Company is substantially complete with our implementation efforts.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income that provides for the reclassification from accumulated other comprehensive income to retained earnings for stranded effects resulting from the Tax Reform Act. The accounting update is effective for the fiscal year beginning after December 15, 2018 and early adoption is permitted. The accounting update should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. The Company is currently evaluating the impact of the accounting update, but the adoption is not expected to have a material impact on our consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The revised guidance will be applied prospectively and is effective for calendar year-end SEC filers for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has not yet adopted this update and currently evaluating the effect this new standard will have on its financial condition and results of operations.

On January 1, 2018, the Company adopted ASU 2016-18 – Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) using the retrospective method which requires adjustment to prior periods in the statement of cash flows. ASU 2016-18 clarifies how restricted cash should be presented on the statement of cash flows and requires companies to include restricted cash with cash and cash equivalents when reconciling the beginning of period and end of period totals on the statement of cash flows. Restricted cash previously classified under investing activities is now included in the reconciliation of beginning and ending cash on the statement of cash flows. The adoption of ASU 2016-18 did not have a material impact on the Company’s financial condition and results of operations.

On January 1, 2018, the Company adopted ASC 606 – Revenue from Contracts with Customers using the modified retrospective method and the impact was determined to be immaterial on the Company’s consolidated financial statements. The new revenue standard was applied prospectively in the Company’s consolidated financial statements from January 1, 2018 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods. See Note 13 to the financial statements for additional information on the adoption of this standard.

NOTE 3— ACQUISITIONS

Acquisition of magicJack VocalTec Ltd

On November 9, 2017, the Company entered into an Agreement and Plan of Merger (the “magicJack Merger Agreement”) with B. R. Acquisition Ltd., an Israeli corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and magicJack VocalTec Ltd., an Israeli corporation (“magicJack”), pursuant to which Merger Sub would merge with and into magicJack, with magicJack continuing as the surviving corporation and as an indirect subsidiary of the Company. Pursuant to the magicJack Merger Agreement, customary closing conditions were satisfied, and the acquisition was completed on November 14, 2018. Subject to the terms and conditions of the Agreement and Plan of Merger, each outstanding share of magicJack converted into the right to receive $8.71 in cash without interest, representing approximately $143,115 in aggregate merger consideration.

The assets and liabilities of magicJack, both tangible and intangible, were recorded at their estimated fair values as of the November 14, 2018, acquisition date for magicJack. The application of the purchase method of accounting resulted in goodwill of $106,133 which represents the benefits from synergies with the Company’s existing business and acquired workforce. Acquisition related costs, such as legal, accounting, valuation and other professional fees related to the acquisition of magicJack, were charged against earnings in the amount of $1,383 and included in selling, general and administrative expenses in the consolidated statements of income for the year ended December 31, 2018. The purchase accounting for the acquisition has been accounted for as a stock purchase with all of the recognized goodwill is expected to be non-deductible for tax purposes.

The preliminary purchase price allocation was as follows:

Consideration paid by B. Riley:
Number of magicJack shares outstanding at November 14, 2018	16,248,299
Cash merger consideration per share	$8.71
Total cash consideration for magicJack common shares	141,523
Cash consideration for magicJack stock options and accelerated vesting of restricted stock awards	1,592
Total consideration	$143,115

Tangible assets acquired and assumed:
Cash and cash equivalents	$53,875
Restricted cash	369
Accounts receivable	3,103
Inventory	2,033
Prepaid expenses and other assets	4,961
Property and equipment	2,922
Deferred taxes	16,769
Accounts payable	(2,313)
Contract liabilities	(66,489)
Accrued payroll and related expenses	(1,989)
Accrued expenses and other liabilities	(20,409)
Developed technology	6,400
Tradename	1,750
Customer list	34,000
Process-know-how	2,000
Goodwill	106,133
Total	$143,115

The revenue and income of magicJack included in the Company’s consolidated financial statements for the period from November 14, 2018 (the date of acquisition) through December 31, 2018 were $9,218 and $2,391, respectively. The income from magicJack of $2,391 includes a restructuring charge in the amount of $338 for severance paid.

Acquisition of Wunderlich Investment Company, Inc.

On May 17, 2017, the Company entered into a Merger Agreement (the “Wunderlich Merger Agreement”) with Wunderlich Securities Inc., a Delaware Corporation. Pursuant to the Wunderlich Merger Agreement, customary closing conditions were satisfied and the acquisition was completed on July 3, 2017. In connection with the Wunderlich acquisition on July 3, 2017, the total consideration of $65,118 paid to Wunderlich shareholders was comprised of (a) cash in the amount of $29,737; (b) 1,974,812 newly issued shares of the Company’s common stock at closing which were valued at $31,495 for accounting purposes determined based on the closing market price of the Company’s shares of common stock on the acquisition date on July 3, 2017, less a 13.0% discount for lack of marketability as the shares issued are subject to certain escrow provisions and restrictions that limit their trade or transfer; and (c) 821,816 newly issued common stock warrants with an estimated fair value of $3,886. The common stock and common stock warrants issued includes 387,365 common shares and 167,352 common stock warrants that are held in escrow and subject to forfeiture to indemnify the Company for certain representations and warranties in connection with the acquisition. The Company believes that the acquisition of Wunderlich will allow the Company to benefit from wealth management, investment banking, corporate finance, and sales and trading services provided by Wunderlich. The acquisition of Wunderlich is accounted for using the purchase method of accounting. The Company also entered into a registration rights agreement with certain shareholders of Wunderlich (the “Registration Rights Agreement”) on July 3, 2017 for the shares issued in connection with the Wunderlich Merger Agreement. The Registration Rights Agreement provides the Wunderlich shareholders with the right to notice of and, subject to certain conditions, the right to register shares of the Company’s common stock in certain future registered offerings of shares of the Company’s common stock.

The assets and liabilities of Wunderlich, both tangible and intangible, were recorded at their estimated fair values as of the July 3, 2017, acquisition date for Wunderlich. The application of the purchase method of accounting resulted in goodwill of $36,485 which represents the benefits from synergies with the Company’s existing business and acquired workforce. The purchase accounting for the acquisition has been accounted for as a stock purchase with all of the recognized goodwill is expected to be non-deductible for tax purposes.

The purchase price allocation was as follows:

Consideration paid by B. Riley:
Cash paid	$29,737
Fair value of 1,974,812 B. Riley common shares issued	31,495
Fair value of 821,816 B. Riley common stock warrants issued	3,886
Total consideration	$65,118

Tangible assets acquired and assumed:
Cash and cash equivalents	$4,259
Securities owned	1,413
Accounts receivable	3,193
Due from clearing broker	15,133
Prepaid expenses and other assets	10,103
Property and equipment	2,315
Deferred taxes	6,171
Accounts payable	(1,718)
Accrued payroll and related expenses	(6,387)
Accrued expenses and other liabilities	(10,223)
Securities sold, not yet purchased	(1,707)
Notes payable	(10,579)
Customer relationships	15,320
Trademarks	1,340
Goodwill	36,485
Total	$65,118

The revenue and loss of Wunderlich included in the Company’s consolidated financial statements for the period from July 3, 2017 (the date of acquisition) through December 31, 2017 were $41,491 and $2,283, respectively. The loss from Wunderlich of $2,283 includes a restructuring charge in the amount of $1,471 related primarily to severance costs and lease loss accruals for the planned consolidation of office space related to operations in the Capital Markets segment.

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

The assets and liabilities of FBR, both tangible and intangible, were recorded at their estimated fair values as of the June 1, 2017 acquisition date for FBR. The application of the purchase method of accounting resulted in goodwill of $11,336 which represents expected overhead synergies and acquired workforce. Acquisition related costs, such as legal, accounting, valuation and other professional fees related to the acquisition of FBR, were charged against earnings in the amount of $1,485 and included in selling, general and administrative expenses in the consolidated statements of income for the year ended December 31, 2017. The purchase accounting for the acquisition has been accounted for as a stock purchase with all the recognized goodwill is expected to be non-deductible for tax purposes.

The purchase price allocation was as follows:

Consideration paid by B. Riley:
Number of FBR Common Shares outstanding at June 1, 2017	7,099,511
Stock merger exchange ratio	0.671
Number of B. Riley common shares	4,763,772
Number of B. Riley common shares to be issued from acceleration of vesting for	67,861
outstanding FBR stock options, restricted stock and RSU awards
Total number of B. Riley common shares to be issued	4,831,633
Closing market price of B. Riley common shares on December 31, 2016	$14.70
Total value of B. Riley common shares	71,025
Fair value of RSU's attributable to service period prior to June 1, 2017 (a)	2,446
Total consideration	$73,471

(a)	Outstanding FBR restricted stock awards at June 1, 2017, the date of the acquisition, were adjusted in accordance with the FBR Merger Agreement with the right to receive 0.671 shares of the Company’s common stock for each outstanding FBR stock award unit. The fair value of the FBR restricted stock awards at June 1, 2017 was determined based on the closing price of the Company’s common stock of $14.70 on June 1, 2017. The fair value of the FBR restricted stock awards were apportioned as purchase consideration based on service provided to FBR as of June 1, 2017 with the remaining fair value of the FBR restricted stock awards to be recognized prospectively over the restricted stock and FBR restricted stock awards remaining vesting period.

The assets acquired and assumed was as follows:

Tangible assets acquired and assumed:
Cash and cash equivalents	$15,738
Securities owned	11,188
Securities borrowed	861,197
Accounts receivable	4,341
Due from clearing broker	29,169
Prepaid expenses and other assets	5,486
Property and equipment	8,663
Deferred taxes	17,706
Accounts payable	(1,524)
Accrued payroll and related expenses	(7,182)
Accrued expenses and other liabilities	(22,411)
Securities loaned	(867,626)
Customer relationships	5,600
Tradename and other intangibles	1,790
Goodwill	11,336
Total	$73,471

The revenue and loss of FBR included in the Company’s consolidated financial statements for the period from June 1, 2017 (the date of acquisition) through December 31, 2017 were $85,111 and $2,099, respectively. The loss from FBR of $2,099 includes transaction costs of $3,551 related to an employment agreement with the former Chief Executive Officer of FBR and restructuring charges in the amount of $9,669 related primarily to severance costs and lease loss accruals for the planned consolidation of office space related to operations in the Capital Markets segment.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company, magicJack, Wunderlich and FBR, as though the acquisitions had occurred as of January 1, of the respective periods presented. The pro forma financial information presented includes the effects of adjustments related to the amortization charges from the acquired intangible assets and the elimination of certain activities excluded from the transaction and transaction related costs. The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

	Pro Forma (Unaudited)
	Year Ended December 31,
	2018	2017
Revenues	$489,556	$515,706
Net income (loss) attributable to B. Riley Financial, Inc.	$20,822	$(13,149)

Basic earnings (loss) per share	$0.80	$(0.51)
Diluted earnings (loss) per share	$0.78	$(0.51)

Weighted average basic shares outstanding	25,937,305	25,954,498
Weighted average diluted shares outstanding	26,764,856	25,954,498

NOTE 4— RESTRUCTURING CHARGE

The Company recorded restructuring charges in the amount of $8,506, $12,374 and $3,887 for the years ended December 31, 2018, 2017 and 2016, respectively.

The restructuring charge of $8,506 during the year ended December 31, 2018 was primarily related to severance costs and lease loss accruals for the planned consolidation of office space related to operations in the Capital Markets segment and the rebrand of B. Riley Wealth Management.

During the year ended December 31, 2017, the Company implemented costs savings measures taking into account the planned synergies as a result of the acquisitions of FBR and Wunderlich, as more fully described in Note 3, which included a reduction in force for some of the corporate executives of FBR and Wunderlich and a restructuring to integrate FBR and Wunderlich’s operations with the Company’s existing operations. These initiatives resulted in a restructuring charge of $11,651 during the year ended December 31, 2017. The restructuring charges during the year ended December 31, 2017 included $2,400 related to severance and $884 related to the accelerated vesting of restricted stock awards to former corporate executives of FBR and Wunderlich and $3,241 of severance and $1,710 related to accelerated vesting of stock awards to employees and $3,416 of lease loss accruals and impairments for the planned consolidation of office space related to operations of FBR and Wunderlich. Of the $11,651 of restructuring charges related to these initiatives, $7,855 related to the Capital Markets segment and $3,796 related to corporate overhead. The restructuring charge during the year ended December 31, 2017 also included employee termination costs of $723 related to a reduction in personnel in the principal investments - United Online segment of the Company’s operations.

The restructuring charge in the year ended December 31, 2016 of $3,887 was primarily related to employee termination costs related to a reduction in personnel in the corporate offices of UOL after the Company’s acquisition on July 1, 2016.

The following table summarizes the changes in accrued restructuring charge during years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Balance, beginning of year	2,600	694	187
Restructuring charge	8,506	12,374	3,887
Cash paid	(4,667)	(5,957)	(3,380)
Non-cash items	(2,584)	(4,511)	—
Balance, end of year	$3,855	$2,600	$694

The following tables summarize the restructuring activities by reportable segment during the years ended December 31, 2018, 2017 and 2016:

	Year Ended Ended December 31, 2018
		Principal
		Investments -
	Capital	United Online
	Markets	and magicJack	Corporate	Total
Restructuring charge:
Employee termination costs	$4,179	$338	$—	$4,517
Impairment of intangible assets	1,070	—	—	1,070
Facility closure and consolidation charge (recovery)	3,129	—	(210)	2,919
Total restructuring charge	$8,378	$338	$(210)	$8,506

	Year Ended Ended December 31, 2017
		Principal
		Investments -
	Capital	United Online
	Markets	and magicJack	Corporate	Total
Restructuring charge:
Employee termination costs	$4,951	$723	$3,284	$8,958
Facility closure and consolidation charge	2,904	—	512	3,416
Total restructuring charge	$7,855	$723	$3,796	$12,374

	Year Ended Ended December 31, 2016
		Principal
		Investments -
	Capital	United Online
	Markets	and magicJack	Corporate	Total
Restructuring charge:
Employee termination costs	$—	$3,474	$—	$3,474
Facility closure and consolidation charge	—	—	413	413
Total restructuring charge	$—	$3,474	$413	$3,887

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

The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of December 31, 2018 and 2017:

				Amounts not
				offset in the
				consolidated balance
		Gross amounts	Net amounts	sheets but eligible
		offset in the	included in the	for offsetting
	Gross amounts	consolidated	consolidated	upon counterparty
	recognized	balance sheets (1)	balance sheets	default(2)	Net amounts
As of December 31, 2018
Securities borrowed	$931,346	$—	$931,346	$931,346	$—
Securities loaned	$930,522	$—	$930,522	$930,522	$—
As of December 31, 2017
Securities borrowed	$807,089	$—	$807,089	$807,089	$—
Securities loaned	$803,371	$—	$803,371	$803,371	$—

(1)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)	Includes the amount of cash collateral held/posted.

NOTE 6— ACCOUNTS RECEIVABLE

The components of accounts receivable net include the following:

	December 31,	December 31,
	2018	2017
Accounts receivable	$12,594	$15,593
Investment banking fees, commissions and other receivables	26,581	4,199
Unbilled receivables	3,644	1,023
Total accounts receivable	42,819	20,815
Allowance for doubtful accounts	(696)	(800)
Accounts receivable, net	$42,123	$20,015

Additions and changes to the allowance for doubtful accounts consist of the following:

	Year Ended December 31,
	2018	2017	2016
Balance, beginning of year	$800	$255	$89
Add: Additions to reserve	1,308	1,066	710
Less: Write-offs	(1,066)	(311)	(194)
Less: Recoveries	(346)	(210)	(350)
Balance, end of year	$696	$800	$255

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based Auction and Liquidation contracts.

NOTE 7— PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	Estimated	December 31,
	Useful Lives	2018	2017
Leasehold improvements	Shorter of the remaining lease term or estimated useful life	$11,513	$7,834
Machinery, equipment and computer software	1 to 9 years	18,652	9,474
Furniture and fixtures	3.5 to 5 years	5,143	2,688
Total		35,308	19,996
Less: Accumulated depreciation and amortization		(19,785)	(8,019)
		$15,523	$11,977

Depreciation expense was $4,674, $3,718 and $1,052 during the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 8— GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $223,368 and $98,771 at December 31, 2018 and 2017, respectively.

The changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 were as follows:

				Principal
				Investments-
	Capital	Auction and	Valuation and	United Online
	Markets	Liquidation	Appraisal	and magicJack
	Segment	Segment	Segment	Segment	Total
Balance as of December 31, 2016	$28,840	$1,975	$3,713	$14,375	$48,903
Goodwill acquired during the year:
Dialectic on April 13, 2017	2,542	—	—	—	2,542
FBR on June 1, 2017	11,336	—	—	—	11,336
Resolution of acquisition related legal matter on June 30, 2017	—	—	—	1,352	1,352
Wunderlich on July 3, 2017	34,638	—	—	—	34,638
Balance as of December 31, 2017	77,356	1,975	3,713	15,727	98,771
Goodwill acquired during the year:
Wunderlich purchase price adjustment	1,847	—	—	—	1,847
GlassRatner on August 1, 2018	16,617	—	—	—	16,617
magicJack on November 14, 2018	—	—	—	106,133	106,133
Balance as of December 31, 2018	$95,820	$1,975	$3,713	$121,860	$223,368

Intangible assets consisted of the following:

		As of December 31, 2018			As of December 31, 2017
		Gross			Gross
		Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Useful Life	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Customer relationships	4 to 16 Years	$92,330	$16,608	$75,722	$58,330	$9,100	$49,230
Domain names	7 Years	237	85	152	287	61	226
Advertising relationships	8 Years	100	31	69	100	19	81
Internally developed software and other intangibles	0.5 to 5 Years	11,773	2,436	9,337	3,373	1,445	1,928
Trademarks	7 to 10 Years	4,600	762	3,838	4,190	447	3,743
Total		109,040	19,922	89,118	66,280	11,072	55,208

Non-amortizable assets:
Tradenames		2,240	—	2,240	1,740	—	1,740
Total intangible assets		$111,280	$19,922	$91,358	$68,020	$11,072	$56,948

Amortization expense was $9,135, $7,422 and $3,254 for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, estimated future amortization expense is $13,432, $13,050, $12,668 and $12,647 for the years ended December 31, 2019, 2020, 2021 and 2022, respectively. The estimated future amortization expense after December 31, 2022 is $37,321.

NOTE 9— LEASING ARRANGEMENTS

The Company has several noncancellable operating leases that expire at various dates through 2031. Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2018 were:

Operating
Leases
Year Ending December 31:
2019	$12,607
2020	11,555
2021	10,017
2022	9,318
2023	8,740
Thereafter	32,926
Total minimum lease payments	$85,163

Rent expense under all operating leases was $11,752, $7,599 and $3,205 for the years ended December 31, 2018, 2017, and 2016, respectively. Rent expense is included in Selling, general and administrative expenses in the accompanying consolidated statements of income.

NOTE 10— CREDIT FACILITIES

Credit facilities consist of the following arrangements:

(a)	$200,000 Asset Based Credit

On April 21, 2017, the Company amended its credit agreement (as amended, the “Credit Agreement”) governing its asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) to increase the maximum borrowing limit from $100,000 to $200,000. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. On April 19, 2018, the Company entered into an amended and restated consent to the Credit Agreement, pursuant to which Wells Fargo Bank increased the maximum borrowing limit solely for the purposes of the Bon-Ton Transaction from $200,000 to $300,000, and reverts back to $200,000 upon repayment of the amounts borrowed in connection with the Bon-Ton Transaction. The amounts borrowed in connection with the Bon-Ton Transaction were fully repaid as of December 31, 2018 and the maximum borrowing limit under the Credit Agreement reverted back to $200,000. The Credit Agreement continues to allow for borrowings under the separate credit agreement (a “UK Credit Agreement”) which was dated March 19, 2015 with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom. Such facility allows the Company to borrow up to 50 million British Pounds. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $200,000 credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The Company paid Wells Fargo Bank a closing fee in the amount of $500 in connection with the April 2017 amendment to the Credit Agreement. The interest rate for each revolving credit advance under the Credit Agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. Interest expense totaled $4,247, $1,136 and $1,113 for the years ended December 31, 2018, 2017 and 2016, respectively. There was no outstanding balance on this credit facility at December 31, 2018 and 2017.

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

NOTE 11— TERM LOAN

On December 19, 2018, BRPI Acquisition Co LLC (“BRPAC”), a Delaware corporation, UOL, and YMAX Corporation, a Delaware corporation (collectively, the “Borrowers”), indirect wholly owned subsidiaries of the Company, in the capacity of borrowers, entered into a credit agreement (the “BRPAC Credit Agreement”) with the Banc of California, N.A. in the capacity as agent (the “Agent”) and lender and with the other lenders party thereto (the “Closing Date Lenders”). Certain of the Borrowers’ U.S. subsidiaries are guarantors of all obligations under the BRPAC Credit Agreement and are parties to the BRPAC Credit Agreement in such capacity (collectively, the “Secured Guarantors”; and together with the Borrowers, the “Credit Parties”). In addition, the Company and B. Riley Principal Investments, LLC, the parent corporation of BRPAC and a subsidiary of the Company, are guarantors of the obligations under the BRPAC Credit Agreement pursuant to standalone guaranty agreements pursuant to which the shares outstanding membership interests of BRPAC are pledged as collateral.

The obligations under the BRPAC Credit Agreement are secured by first-priority liens on, and first priority security interest in, substantially all of the assets of the Credit Parties, including a pledge of (a) 100% of the equity interests of the Credit Parties, (b) 65% of the equity interest in United Online Software Development (India) Private Limited, a private limited company organized under the laws of India; and (c) 65% of the equity interests in magicJack VocalTec LTD., a limited company organized under the laws of Israel. Such security interests are evidenced by pledge, security and other related agreements.

The BRPAC Credit Agreement contains certain covenants, including those limiting the Credit Parties’, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the BRPAC Credit Agreement requires the Credit Parties to maintain certain financial ratios. The BRPAC Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the outstanding BRPAC Credit Agreement.

Under the BRPAC Credit Agreement, we borrowed $80,000 due December 19, 2023. Pursuant to the terms of the BRPAC Credit Agreement, we may request additional optional term loans in an aggregate principal amount of up to $10,000 at any time prior to the first anniversary of the agreement date (the “Option Loan”) with a final maturity date of December 19, 2023. On February 1, 2019, the Credit Parties, the Closing Date Lenders, the Agent and City National Bank, as a new lender (the “New Lender”), entered into the First Amendment to the Credit Agreement and Joinder (the “First Amendment”) pursuant to which, among other things, (i) New Lender became a party to the BRPAC Credit Agreement, (ii) the New Lender extended to Borrowers the Option Loan in the amount of $10,000, (iii) the aggregate outstanding principal amount of the term loans was increased from $80,000 to $90,000; and (iv) the amortization schedule under the BRPAC was amended as set forth in the First Amendment. Additionally, in connection with the Option Loan, the Borrowers executed a term note in favor of New Lender dated February 1, 2019 in the amount of $10,000. Borrowings under the BRPAC Credit Agreement bear interest at a rate equal to (a) the LIBOR rate for Eurodollar loans, plus (b) the applicable margin rate, which ranges from two and one-half percent (2.5%) to three percent (3.0%) per annum, based upon the Borrowers’ ratio of consolidated funded indebtedness to adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) for the preceding four fiscal quarters or other applicable period. At December 31, 2018 interest rate on the BRPAC Credit Agreement was at 5.51%. Interest payments are to be made each one, three or six months. Amounts outstanding under the BRPAC Credit Agreement are due in quarterly installments commencing on March 31, 2019 with any remaining amounts outstanding due at maturity. For the $80,000 loan, quarterly installments from March 31, 2019 to December 31, 2022 are in the amount of $4,444 per quarter and from March 31, 2023 to September 30, 2023 are $2,222 per quarter. For the $10,000 loan, quarterly installments from June 30, 2019 to December 31, 2022 are $593 per quarter and from March 31, 2023 to September 30, 2023 are $278 per quarter. As of December 31, 2018, the outstanding balance of the term loan was $79,166 (net of unamortized debt issuance costs of $834). Interest expense on the term loan during the year ended December 31, 2018 was $170 (including amortization of deferred debt issuance costs of $12).

We are in compliance with all covenants in the BRPAC Credit Agreement at December 31, 2018.

On April 13, 2017, UOL, in the capacity as borrower, entered into a credit agreement (the “UOL Credit Agreement”) with Banc of California, N.A. in the capacity as agent and lender. The UOL Credit Agreement provided for a revolving credit facility under which UOL may borrow (or request the issuance of letters of credit) up to $20,000 which amount was reduced by $1,500 commencing on June 30, 2017 and on the last day of each calendar quarter thereafter. The BRPAC Credit Agreement replaced the UOL Credit Agreement and the UOL Credit Agreement was terminated with a zero ($0) balance at December 12, 2018. There was no outstanding balance at termination. There was no outstanding balance under the UOL Credit Agreement at December 31, 2017. Interest expense totaled $456 (including amortization of remaining deferred loan fees at termination of $313) and $292 (including amortization of deferred loan fees of $97) for the years ended December 31, 2018 and 2017, respectively.

NOTE 12— NOTES PAYABLE

Senior Notes Payable

Senior notes payable, net is comprised of the following as of December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017
7.50% Senior notes due October 31, 2021	$46,407	$35,231
7.50% Senior notes due May 31, 2027	108,792	92,490
7.25% Senior notes due December 31, 2027	100,441	80,500
7.375% Senior notes due May 31, 2023	111,528	—
6.875% Senior notes due September 30, 2023	100,050	—
	467,218	208,221
Less: Unamortized debt issuance costs	(7,464)	(4,600)
	$459,754	$203,621

(a)	$46,407 Senior Notes Payable due October 31, 2021

At December 31, 2018, the Company had $46,407 senior notes due in 2021 (“7.50% 2021 Notes”), interest payable quarterly at 7.50%. On November 2, 2016, the Company issued $28,750 of the 2021 Notes and during the second half of 2017, the Company issued an additional $6,481 of the 7.50% 2021 Notes pursuant to an At the Market Issuance Sales Agreement as further discussed below. During the year ended December 31, 2018, the Company issued an additional $11,176 of the 7.50% 2021 Notes. The 7.50% 2021 Notes are unsecured and due and payable in full on October 31, 2021. In connection with the issuance of the 7.50% 2021 Notes, the Company received net proceeds of $45,493 (after premium, underwriting commissions, fees and other issuance costs of $914). The outstanding balance of the 2021 Notes was $45,914 (net of unamortized debt issue costs and premiums of $493) and $34,483 (net of unamortized debt issue costs and premiums of $748) at December 31, 2018 and 2017, respectively. Interest expense on the 7.50% 2021 Notes totaled $3,293, $2,537 and $360 for the years ended December 31, 2018, 2017 and 2016 respectively.

(b) $108,792 Senior Notes Payable due May 31, 2027

At December 31, 2018, the Company had $108,792 senior notes due in 2027 (“7.50% 2027 Notes”), interest payable quarterly at 7.50%. On May 31, 2017, the Company issued $60,375 of the 7.5% 2027 Notes and during the second half of 2017, the Company issued an additional $32,115 of the 7.50% 2027 Notes pursuant to an At the Market Issuance Sales Agreement. During the year ended December 31, 2018, the Company issued an additional $16,302 of the 7.50% 2027 Notes. The 2027 Notes are unsecured and due and payable in full on May 31, 2027. In connection with the issuance of the 7.50% 2027 Notes, the Company received net proceeds of $106,971 (after premium, underwriting commissions, fees and other issuance costs of $1,821). The outstanding balance of the 7.50% 2027 Notes was $107,256 (net of unamortized debt issue costs and premium of $1,536) and $90,904 (net of unamortized debt issuance costs and premium of $1,586) as of December 31, 2018 and 2017, respectively. Interest expense on the 2027 Notes totaled $7,747 and $3,551 for the years ended December 31, 2018 and 2017, respectively.

(c) $100,441 Senior Notes Payable due December 31, 2027

At December 31, 2018, the Company had $100,441 senior notes due in December 2027 (“7.25% 2027 Notes”), interest payable quarterly at 7.25%. In December 2017, the Company issued $80,500 of the 7.25% 2027 Notes and during the year ended December 31, 2018, the Company issued an additional $19,941 of the 7.25% 2027 Notes pursuant to an At the Market Issuance Sales Agreement. The 7.25% 2027 Notes are unsecured and due and payable in full on December 31, 2027. In connection with the issuance of the 7.25% 2027 Notes, the Company received net proceeds of $97,811 (after underwriting commissions, fees and other issuance costs of $2,630). The outstanding balance of the 7.25% 2027 Notes was $98,073 (net of unamortized debt issue costs and premium of $2,368) and $78,234 (net of unamortized debt issue costs of $2,266) at December 31, 2018 and 2017, respectively. Interest expense on the 7.25% 2027 Notes totaled $7,041 and $303 for the years ended December 31, 2018 and 2017, respectively.

(d) $111,528 Senior Notes Payable due May 31, 2023

At December 31, 2018, the Company had $111,528 senior notes due in May 2023 (“7.375% 2023 Notes”), interest payable quarterly at 7.375%. In May 2018, the Company issued $100,050 of the 7.375% 2023 Notes and during the year ended December 31, 2018, the Company issued an additional $11,478 of the 7.375% 2023 Notes pursuant to an At the Market Issuance Sales Agreement. The 7.375% 2023 Notes are unsecured and due and payable in full on May 31, 2023. In connection with the issuance of the 7.375% 2023 Notes, the Company received net proceeds of $109,630 (after premium, underwriting commissions, fees and other issuance costs of $1,898). The outstanding balance of the 7.375% 2023 Notes was $109,872 (net of unamortized debt issue costs and premium of $1,656) at December 31, 2018. Interest expense on the 7.375% 2023 Notes totaled $5,156 for the year ended December 31, 2018.

(e) $100,050 Senior Notes Payable due September 31, 2023

At December 31, 2018, the Company had $100,050 senior notes due in September 2023 (“6.875% 2023 Notes”), interest payable quarterly at 6.875%. The 6.875% 2023 Notes were issued in September 2018. The 6.875% 2023 Notes are unsecured and due and payable in full on September 30, 2023. In connection with the issuance of the 6.875% 2023 Notes, the Company received net proceeds of $98,549 (after underwriting commissions, fees and other issuance costs of $1,501). The outstanding balance of the 6.875% 2023 Notes was $98,639 (net of unamortized debt issue costs of $1,411) at December 31, 2018. Interest expense on the 6.875% 2023 Notes totaled $2,191 for the year ended December 31, 2018.

(f) At Market Issuance Sales Agreement to Issue Up to Aggregate of $75,000 of 6.875% 2023 Notes, 7.375% 2023 Notes, 7.25% 2027 Notes, 7.50% 2027 Notes or 7.50% 2021 Notes

During 2017 and 2018, the Company entered into a series of related At the Market Issuance Sales Agreements (the “Sales Agreements”) with B. Riley FBR, Inc. governing an ongoing program of at-the-market sales of the Company’s senior notes.  The Company filed prospectus supplements under which the Company sold the senior notes on June 28, 2017, December 19, 2017, April 25, 2018, June 5, 2018 and December 18, 2018.  Each of these prospectus supplements was filed pursuant to an effective Registration Statement on Form S-3.  The Company’s most recent Sales Agreement was entered into on December 18, 2018 (the “December 2018 Program”), and, under the related prospectus supplement, the Company may offer and sell up to $75,000 of the senior notes.  As of December 31, 2018, the Company had $75,000 remaining availability under the December 2018 Program.

Other Notes Payable

Australian Dollar $80,000 Note Payable

In August 2016, the Company formed GA Retail Investments, L.P., a Delaware limited partnership, (the “Partnership”) which required the Company to contribute $15,350. The Partnership borrowed $80,000 Australian dollars from a third party investor in connection with its formation and the $80,000 Australian dollars was exchanged for a 50% special limited partnership interest in the Partnership. The Partnership was formed to provide funding for the retail liquidation engagement the Company entered into to liquidate the Masters Home Improvement stores. The $80,000 Australian dollar participating note payable was non-interest bearing, shares in 50% of the all of the profits and losses of the Partnership and was subject to repayment upon the completion of the going-out-of-business sale of Masters Home Improvement stores as defined in the partnership agreement. Although the terms of the participating note payable included the issuance of a 50% equity interest in the Partnership, sharing in all profits and losses of the Partnership, and no repayment until certain events occur, in accordance with ASC 480 Distinguishing Liabilities From Equity, this financial instrument was classified as a participating note payable. The $80,000 Australian dollar participating note payable was repaid in December 2016 upon the completion of the going-out-of-business sale of Masters Home Improvement stores as defined in the partnership agreement. At December 31, 2018 and 2017, amounts payable in accordance with the participating note payable share of profits were $1,428 and $1,323, respectively, and they are included in net income attributable to noncontrolling interests and amounts Due to partners in the consolidated financial statements.

Notes Payable

Notes payable include notes payable to a clearing organization for one of the Company’s broker dealers.  The notes payable accrue interest at rates ranging from the prime rate plus 0.25% to 2.0% (5.25% to 6.50% at December 30, 2018) payable annually. The principal payments on the notes payable are due annually in the amount of $357 on January 31, $214 on September 30, and $121 on October 31. The notes payable mature at various dates from September 30, 2018 through January 31, 2022. At December 31, 2018 and 2017, the outstanding balance for the notes payable was $1,550 and $2,243, respectively. Interest expense was $111 and $71 for the year ended December 31, 2018 and for period from July 3, 2017 (the date of Wunderlich acquisition) through December 31, 2017, respectively.

On April 19, 2018, the Company borrowed $51,020 from GACP II, L.P., a direct lending fund managed by Great American Capital Partners, LLC, a wholly owned subsidiary of the Company. In accordance with the note payable, the Company was advanced $50,000 and the note payable included an origination fee of $1,020 that increased the face value of the note payable to $51,020. Interest accrued at the three-month LIBOR rate plus 9%. The note payable was due in September 2018 and was fully repaid in August 2018. The note was collateralized by the proceeds generated from the joint venture liquidation of inventory and real estate related to a retail liquidation agreement. Interest expense was $2,721 (including amortization of deferred loan fees of $1,110) for the year ended December 31, 2018.

NOTE 13— REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from contracts with customers by reportable segment for the year ended December 31, 2018 is as follows:

	Year Ended December 31, 2018
	Reportable Segment
				Principal
				Investments -
		Auction and	Valuation and	United Online
	Capital Markets	Liquidation	Appraisal	and magicJack	Total

Corporate finance, consulting and investment banking fees	$117,978	$—	$—	$—	$117,978
Wealth and asset management fees	74,510	—	—	—	74,510
Commissions, fees and reimbursed expenses	44,235	36,250	38,705	—	119,190
Subscription services	—	—	—	42,887	42,887
Service contract revenues	—	18,736	—	—	18,736
Advertising and other	—	—	—	11,347	11,347
Total revenues from contracts with customers	236,723	54,986	38,705	54,234	384,648

Interest income - Securities lending	31,798	—	—	—	31,798
Trading loss on investments	(16,129)	—	—	—	(16,129)
Other	22,674	—	—	—	22,674
Total revenues	$275,066	$54,986	$38,705	$54,234	$422,991

Revenues are recognized when control of the promised goods or performance obligations for services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring the Company’s progress in satisfying the performance obligation in a manner that depicts the transfer of the goods or services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that we determine the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those promised goods or services (i.e., the “transaction price”). In determining the transaction price, the Company considers multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, the Company considers the range of possible outcomes, the predictive value of the Company’s past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as market volatility or the judgment and actions of third parties. Revenues by geographic region by segment is included in Note 22 – Business Segments.

The following provides detailed information on the recognition of the Company’s revenues from contracts with customers:

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

Commissions, fees and reimbursed expenses. Commissions and other fees from clients for trading activities are earned from equity securities transactions executed as agent or principal are recorded at a point in time on a trade date basis. Commission, fees and reimbursed expenses earned on the sale of goods at Auction and Liquidation sales are recognized when evidence of a contract or arrangement exists, the transaction price has been determined, and the performance obligation has been satisfied when control of the product and risks of ownership has been transferred to the buyer. Revenues from fees and reimbursed expenses for valuation services to clients are recognized when the performance obligation is completed and is generally at the point in time upon delivery of the report to the customer.

Subscription services. Subscription service revenues derived from fees charged to UOL pay accounts and are recognized in the period in which the transaction price has been determinable and the related performance obligations for services are provided to the customer. The Company’s pay accounts generally pay in advance for their services by credit card, PayPal, automated clearinghouse or check, and revenues are then recognized ratably over the service period. Subscription service revenues from magicJack include (a) revenues for initial access rights, which are recognized ratably over the service term, (b) revenues from access rights renewal, which are recognized ratably over the extended access right period; (c) revenues from access and wholesale charges, which are recognized as calls are terminated to the network; (d) revenues from UCaaS services, which are recognized in the period the services are provided over the term of the customer agreements; and (e) prepaid international long distance minutes, which are recognized as the minutes are used or expired.

Service contract revenues. Service contract revenues are primarily earned from Auction and Liquidation services contracts where the Company guarantees a minimum recovery value for goods being sold at auction or liquidation are recognized over time when the performance obligation is satisfied. The Company generally uses the cost-to-cost measure of progress for its contracts because it best depicts the transfer of services to the customer which occurs as the Company incurs costs on its contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Costs to fulfill the contract include labor and other direct costs related to the contract. Due to the nature of the guarantees and performance obligations under these contracts, the estimation of revenue that is ultimately earned is complex and subject to many variables and requires significant judgment. It is common for these contracts to contain provisions that can either increase or decrease the transaction price upon completion of our performance obligations under the contract. Estimated amounts are included in the transaction price at the most likely amount it is probable that a significant reversal of revenue will not occur. The Company’s estimates of variable consideration and determination of whether or not to include estimated amounts in the transaction price are based on an assessment of its anticipated performance under the contract taking into consideration all historical, current and forecasted information that is reasonably available to the Company.

Advertising and other. Advertising and other revenues consist primarily of amounts from UOL’s Internet search partner that are generated as a result of users utilizing the partner’s Internet search services and amounts generated from display advertisements and the portion of revenues from the sale of magicJack devices that is allocated to hardware, as well as revenues from magicJack ancillary products and mobile broadband service devices to customers. Advertising revenues are recognized in the period in which the advertisement is displayed or, for performance-based arrangements, when the related performance criteria are met. In determining whether an arrangement exists, the Company ensures that a written contract is in place, such as a standard insertion order or a customer-specific agreement. The Company assesses whether performance criteria have been met and whether the transaction price is determinable based on a reconciliation of the performance criteria and the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of customer-provided performance data to the contractual performance obligation and to internal or third-party performance data in circumstances where that data is available. Revenues from the hardware portion of the sale of magicJack devices are recognized when control transfers to the customer. Revenues from the sale of other magicJack related products are recognized at the time of sale. Sale of product revenues also include the related shipping and handling and installment fees, if applicable.

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at December 31, 2018. Corporate finance and investment banking fees and retail liquidation engagement fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at December 31, 2018.

Contract Balances

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. Receivables related to revenues from contracts with customers totaled $42,123 and $20,015 at December 31, 2018 and December 31, 2017, respectively. The Company had no significant impairments related to these receivables during the year ended December 31, 2018. The Company’s deferred revenue primarily relates to retainer and milestone fees received from corporate finance and investment banking advisory engagements, asset management agreements, Valuation and Appraisal engagements and subscription services where the performance obligation has not yet been satisfied. Deferred revenue at December 31, 2018 and December 31, 2017 was $69,066 and $3,141, respectively. During the year ended December 31, 2018, the Company recognized revenue of $15,278 that was recorded as deferred revenue at the beginning of the period.

Contract Costs

Contract costs include: (1) costs to fulfill contracts associated with corporate finance and investment banking engagements are capitalized where the revenue is recognized at a point in time and the costs are determined to be recoverable; (2) costs to fulfill Auction and Liquidation services contracts where the Company guarantees a minimum recovery value for goods being sold at auction or liquidation where the revenue is recognized over time when the performance obligation is satisfied; and (3) commissions paid to obtain magicJack contracts which are recognized ratably over the contract term and third party support costs for magicJack and related equipment purchased by customers which are recognized ratably over the service period.

At December 31, 2018, capitalized costs to fulfill a contract were $2,920, which is recorded in prepaid expenses and other assets in the consolidated balance sheets. For the years ended December 31, 2018, the Company recognized expenses and related capitalized costs to fulfill a contract of $1,428. There were no significant impairment charges recognized in relation to these capitalized costs during the year ended December 31, 2018.

NOTE 14— COMMITMENTS AND CONTINGENCIES

(a) Letters of Credit

At December 31, 2018, there were letters of credit outstanding in the amount of $830 related to the Principal Investments — UOL and magicJack segment. At December 31, 2017, there were letters of credit in the amount of $18,505 related to three retail liquidation engagements.

(b) Legal Matters

The Company is subject to certain legal and other claims that arise in the ordinary course of its business. In particular, the Company and its subsidiaries are named in and subject to various proceedings and claims arising primarily from the Company’s securities business activities, including lawsuits, arbitration claims, class actions, and regulatory matters. Some of these claims seek substantial compensatory, punitive, or indeterminate damages. The Company and its subsidiaries are also involved in other reviews, investigations, and proceedings by governmental and self-regulatory organizations regarding the Company’s business, which may result in adverse judgments, settlements, fines, penalties, injunctions, and other relief. In view of the number and diversity of claims against the Company’s company, the number of jurisdictions in which litigation is pending, and the inherent difficulty of predicting the outcome of litigation and other claims, the Company cannot state with certainty what the eventual outcome of pending litigation or other claims will be. Notwithstanding this uncertainty, the Company does not believe that the results of these claims are likely to have a material effect on its financial position or results of operations.

On June 17, 2018, B. Riley Financial, Inc. (the “Company” or “B. Riley”) entered into certain agreements pursuant to which B. Riley agreed to provide certain debt and equity funding and other support in connection with the acquisition (the “Acquisition”) by Vintage Rodeo Parent, LLC (the “Vintage Parent”), of Rent-A-Center, Inc. (“Rent-A-Center”), contemplated by that certain merger agreement dated as of June 17, 2018, by and among Vintage Parent, Vintage Rodeo Acquisition, Inc. a wholly owned subsidiary of Vintage Parent (the “Merger Sub” or the “Borrower”), and Rent-A-Center (the “Merger Agreement”).

In connection therewith, B. Riley and Vintage RTO, L.P., an affiliate of Vintage Parent (“Vintage Merger Guarantor”), entered into a Limited Guarantee dated as of June 17, 2018 (the “Limited Guarantee”), in favor of Rent-A-Center, pursuant to which B. Riley and Vintage Merger Guarantor (together, the “Merger Guarantors”) agreed to guarantee, jointly and severally, to Rent-A-Center the payment, performance and discharge of all of the liabilities and obligations of Vintage Parent and Merger Sub under the Merger Agreement when required in accordance with the Merger Agreement (the “Guaranteed Obligations”), including without limitation, (i) termination fees in the amount of $126,500 due to Rent-A-Center if the Merger Agreement is properly terminated (the “Termination Fee”); and (ii) reimbursement and indemnification obligations when required (collectively, the “Guarantee Obligations”), provided, that the liability under the Limited Guarantee shall not exceed $128,500.

In connection with the execution of the Limited Guarantee, the Company entered into a Mutual Indemnity/Contribution Agreement, dated as of June 17, 2018 (the “Mutual Indemnity Agreement”), with the Vintage Merger Guarantor and Samjor Family, LP (collectively, the “Vintage Indemnity Parties”). Under the Mutual Indemnity Agreement, the Vintage Guarantors agreed, jointly and severally, to indemnify and hold harmless B. Riley and its affiliates from damages and liabilities arising out of the Guarantee Obligations, other than those caused B. Riley’s failure to fund under their debt or equity commitments.

On December 18, 2018, Rent-A-Center purported to terminate the Merger Agreement because the end date of the agreement was allegedly not extended prior to December 17, 2018 by Vintage Parent. Rent-A-Center delivered notice of such termination to Vintage Parent, and notified Vintage Parent of its obligation under the terms of the Merger Agreement to pay Rent-A-Center the Termination Fee within three business days.

On December 18, 2018, Vintage Capital Management, LLC, an affiliate of Vintage Parent (“Vintage Capital”), delivered a letter to Rent-A-Center stating that Rent-A-Center’s purported termination of the Merger Agreement is invalid, that it believes the Merger Agreement remains in effect.  On December 21, 2018, Vintage Capital filed a complaint in the Court of Chancery of the State of Delaware (the “Court”) challenging Rent-A-Center’s purported termination of the Merger Agreement and demand for payment of the Termination Fee. The relief sought by Vintage Capital includes declaratory judgements that the Merger Agreement has not been terminated and remains in full force and effect, that Rent-A-Center has breached its obligations under the Merger Agreement and is not excused from failing to comply with its obligations thereunder and that the Termination Fee is an unenforceable penalty.

On December 28, 2018, Rent-A-Center provided each of B. Riley and the Vintage Merger Guarantors with a written request under the Limited Guarantee (a “Performance Demand”), to promptly, and in any event within ten (10) Business Days, pay to Rent-A-Center the Guaranteed Obligations (including the Termination Fee) in full.

On December 30, 2018, B. Riley filed a motion in the Court to intervene in the above referenced case filed by Vintage Capital pursuant to which B. Riley is seeking declaratory judgments, among other things, that the parties agreed to extend the End Date under the Merger Agreement and that Rent-A-Center is estopped from terminating the Merger Agreement, that Rent-A-Center has breached the Merger Agreement and its obligations of good faith and fair dealing in connection with consummating the Merger, and that the Termination Fee is an unenforceable penalty. B. Riley is also seeking an award of costs and reasonable attorneys’ fees and such other further relief as the Court finds equitable and appropriate.

At a hearing held on December 31, 2018, the Court stated that it would grant a temporary restraining order to preserve the status quo, which order would prohibit Rent-A-Center from engaging in certain transactions pending an expedited trial on the merits. On January 3, 2019, the Court granted B. Riley’s motion to intervene in the Vintage Capital case and on January 7, 2019, the Court granted a temporary restraining order restricting Rent-A-Center from engaging in certain transactions prior to the trial on the merits scheduled for February 11, 2019.  On February 11th and 12th, a trial was held in Delaware, post-trial briefs were filed on February 22, 2109 and March 1, 2019. A post-trial hearing has been scheduled for March 11, 2019. The Company believes that it is  reasonably possible that the Court will rule in favor of the Performance Demand. The amount of possible loss is not estimable; however, the range of loss could be from $0 to $128,500.

On August 11, 2017, a putative class action lawsuit titled Freedman v. magicJack VocalTec Ltd. et al., Case 9-17-cv-80940, was filed against magicJack and its Board of Directors in the United States District Court for the Southern District of Florida. The complaint alleged claims against magicJack and the members of its Board of Directors as well as two former members for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, arising from proxy statements issued in connection with magicJack’s April 19, 2017 shareholders meeting and magicJack’s July 31, 2017 shareholders meeting that allegedly misrepresented material facts concerning the “true value” of Broadsmart Global, Inc. and its future prospects in order that the individual defendants (the Board members) could entrench themselves on magicJack’s Board and extract unwarranted compensation in connection with their attempt to sell the company. In January 2018, the plaintiff filed an Amended Complaint. On February 16, 2018, magicJack and all of the individual defendants filed a motion to dismiss the Amended Complaint. The plaintiff filed his opposition to the motion to dismiss on April 2, 2018, and defendants’ reply was filed on April 19, 2018. The court issued an order dismissing the amended complaint without prejudice on August 9, 2018.  The plaintiff filed an amended complaint, and on August 20, 2018, magicJack filed a motion to dismiss the second amended complaint.  On November 21, 2018, the court issued an order granting the motion to dismiss with prejudice.  The plaintiff has filed Notice of Appeal with the U.S. Court of Appeals for the 11th Circuit, and, on January 30, 2019, filed a brief with the appeals court.  On February 7, 2019, the court dismissed the appeal because appellant failed to file an appendix within the time period specified by the rules.  On February 19, the plaintiff filed a motion to reinstate the appeal, which was returned unfiled because the proposed appendix was not compliant.  In the event the plaintiff successfully files a motion to reinstate the appeal, the Company intends to object to the request.  The Company cannot estimate the amount of potential liability, if any, that could arise from this matter.

In June 2018, Galilee Acquisition LLC f/k/a Sutton View Acquisition LLC (“GAL”) filed a complaint, served the following month, (case No.:50-2018-CA-007976-XXXX-MB) in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against magicJack Vocaltec Ltd. alleging a claim for negligent misrepresentation.  The complaint alleges that magicJack provided false, material information to the plaintiff concerning its business, including information related to the operations, revenue projections, profit projections and growth forecast of Broadsmart.  It alleges that the plaintiff relied on the information provided in determining whether to pursue acquiring magicJack and to incur the cost of conducting due diligence.  The suit seeks an unspecified amount of damages.  magicJack disputes GAL’s claims and intends to vigorously defend the action.  magicJack filed a motion to dismiss on September 4, 2018, which remains pending.  The Company cannot estimate the amount of potential liability, if any, that could arise from this matter.

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

In March 2017, United Online, Inc. received a letter from PeopleConnect, Inc. (formerly, Classmates, Inc.) (“Classmates”) regarding a notice of investigation received from the Consumer Protection Divisions of the District Attorneys’ offices of four California counties (“California DAs”). These entities suggest that Classmates may be in violation of California codes relating to unfair competition, false or deceptive advertising, and auto-renewal practices. Classmates asserts that these claims are indemnifiable claims under the purchase agreement between United Online, Inc. and the buyer of Classmates. A tolling agreement with certain California District Attorneys has been signed and informal discovery and production is in process. At the present time, management believes the financial impact to the Company, if any, is not expected to be material.

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

(c) Tax Contingencies

magicJack believes that it files all required tax returns and pays all required federal, state and municipal taxes (such as sales, excise, utility, and ad valorem taxes), fees and surcharges. magicJack is the subject of inquiries and examinations by various states and municipalities in the normal course of business. In accordance with generally accepted accounting principles, magicJack makes a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. magicJack believes any possible claims are without merit and vigorously defends its rights. However, if a government entity were to prevail in any matter, it could have a material adverse effect on magicJack’s financial condition, results of operation and cash flows. In addition, it is at least reasonably possible that a potential loss may exist for tax contingencies in addition to the provisions taken by magicJack.

magicJack is currently under examination for potential state tax liabilities in some states and local jurisdictions.  magicJack has offered to settle a state examination for payment of $800 and the agreement to remit certain taxes on a prospective basis but magicJack has not reached an agreement with the state on this matter.

In a letter dated April 23, 2018, magicJack received notice that the Internal Revenue Service (the “IRS”) has selected magicJack’s 2015 United States income tax return for examination.  magicJack had an initial meeting with the IRS in June 2018 and has supplied responses for all of the IRS’s document requests to date.  magicJack believes that the positions taken in its 2015 return are reasonable and appropriate, however, magicJack cannot be sure of the ultimate outcome of the examination and cannot estimate the likelihood of liability or the amount of potential assessments, if any, that could arise from the examination.

Historically, magicJack considered the requirements to collect sales taxes under the auspices of a 1991 Supreme Court case, Quill Corp. v. North Dakota, which established the precedent that a physical presence in the respective state is required for an entity to be subject to a state’s sales and use tax requirements.  Accordingly, magicJack had concluded that it did not have nexus for sales tax in those states in which it had no physical presence (i.e., it had no employees regularly and systematically there and it had no property there).  On June 21, 2018, via South Dakota v. Wayfair, Inc. (No. 17-494) the U.S. Supreme Court reversed its prior ruling and eliminated the “physical presence” requirement.  In consideration of the ruling, magicJack made the decision to start collecting sales tax on direct sales of its magicJack device and access right renewals in states that have adopted similar “Economic Nexus” laws.  magicJack began registering for, collecting and remitting sales tax to identified jurisdictions during the third quarter of 2018.  The Company will continue to monitor the situation and add additional states if deemed necessary.  Though the South Dakota law is to be applied prospectively, it is not certain if other states may try to enact laws on a retrospective basis based on the Wayfair ruling, and the Company cannot estimate the likelihood of liability or the potential amount of assessments that could arise from prior periods if other states tried to apply the ruling on a retrospective basis.

Historically, magicJack has from time to time received Letters of Inquiry (“LOI”) from the Enforcement Bureau of the Federal Communications Commission (“FCC”) regarding the nature of its Core Consumer product offering.  magicJack has promptly responded to all inquiries received. As it has previously disclosed, magicJack believes that under current regulations it is not an interconnected VoIP provider subject to FCC regulations.  To date, it has not received any formal notice from the FCC of any enforcement action.  The Company intends to vigorously defend itself if an enforcement action is initiated.  The Company, however, cannot be sure of the ultimate outcome of any possible FCC action and cannot estimate the likelihood of liability or the amount of potential assessments, if any, that could arise.

NOTE 15— INCOME TAXES

The Tax Act was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, provides an exemption from U.S. federal tax for dividends received from foreign subsidiaries, and creates new taxes on certain foreign sourced earnings. We recorded a provisional tax expense of $13,052, which is included as a component of income tax expense and recorded in the fourth quarter of 2017 comprising of (a) $12,954 related to the revaluation of net deferred tax assets to reflect the reduction in the corporate income tax, and (b) $98 related to the transition tax on non-U.S. activities resulting from the Tax Act.   During the fourth quarter of 2018, the Company completed its accounting for the provisional amounts recognized at December 31, 2017 and the impact was not significant.  In addition, the Tax Act’s international provisions regarding Global Intangible Low-Tax Income (“GILTI”, Foreign Derived Intangible Income (“FDII”) and Base Erosion Anti-Avoidance Tax (“BEAT”) did not to have a material impact on the Company’s financial statements for the year ended December 31, 2018.

The Company’s provision for income taxes consists of the following for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$2,117	$3,804	$5,530
State	284	1,019	1,114
Foreign	(352)	(975)	4,063
Total current provision	2,049	3,848	10,707
Deferred:
Federal	1,817	6,889	3,015
State	353	(1,937)	610
Foreign	684	(290)	(11)
Total deferred	2,854	4,662	3,614
Total provision for income taxes	$4,903	$8,510	$14,321

A reconciliation of the federal statutory rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016 to the effective tax rate for income before income taxes is as follows:

	Year Ended December 31,
	2018	2017	2016
Provision for income taxes at federal statutory rate	21.0%	35.0%	35.0%
State income taxes, net of federal benefit	6.0	5.0	2.8
Transaction expenses	1.7	2.0	—
Noncontrolling interest tax differential	(1.2)	(6.6)	(6.2)
Key man life insurance	—	(7.9)	—
Employee stock based compensation	(9.9)	(8.7)	—
Internal Revenue Service Section 338(g) - Treatment of acquisition of UOL as a taxable business combination	—	(44.6)	—
U.S. Tax Cuts and Jobs Act	—	63.8	—
Other	5.4	3.6	(1.2)
Effective income tax rate	23.0%	41.6%	30.4%

Deferred income tax assets (liabilities) consisted of the following as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Deferred tax assets:
Deductible goodwill and other intangibles	$690	$4,019
Accrued liabilities and other	4,182	3,549
Deferred revenue	—	54
Mandatorily redeemable noncontrolling interests	1,120	1,109
Other	4,157	310
State taxes	123	—
Share based payments	2,148	2,117
Foreign tax and other tax credit carryforwards	1,848	290
Capital loss carryforward	61,127	2,582
Net operating loss carryforward	45,705	17,900
Total deferred tax assets	121,100	31,930

Deferred tax liabilities:
State taxes	(75)	(46)
Depreciation	(421)	(73)
Deferred revenue	(702)	—
Total deferred tax liabilities	(1,198)	(119)

Net deferred tax assets	119,902	31,811
Valuation allowance	(77,503)	(2,582)
Net deferred tax assets	$42,399	$29,229

The Company's income before income taxes of $21,303 for the year ended December 31, 2018 includes a United States component of income before income taxes of $19,293 and a foreign component comprised of income before income taxes of $2,010. As of December 31, 2018, the Company had federal net operating loss carryforwards of $60,637, state net operating loss carryforwards of $65,740. The Company’s federal net operating loss carryforwards will expire in the tax years commencing in December 31, 2029 through December 31, 2034, the state net operating loss carryforwards will expire in tax years commencing in December 31, 2029 and the foreign tax credit carryforwards will expire in 2027.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss, capital loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company’s net operating losses are subject to annual limitations in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of December 31, 2018, the Company believes that certain net operating loss carryforwards will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided a valuation allowance. The Company does not believe that it is more likely than not that the Company will be able to utilize the benefits related to capital loss carryforwards and has provided a full valuation allowance in the amount of $61,127 against these deferred tax assets.

At December 31, 2018, the Company had gross unrecognized tax benefits totaling $11,138 all of which would have an impact on the Company's effective income tax rate, if recognized. A reconciliation of the amounts of gross unrecognized tax benefits (before federal impact of state items), excluding interest and penalties, was as follows (in thousands):

Year Ended
December 31,
2018
Beginning balance	$1,140
Addition as a result of the acquisition of magicJack	10,121
Additions for current year tax positions	49
Reductions due to lapse in statutes of limitations	(172)
Ending balance	$11,138

The Company files income tax returns in the U.S., various state and local jurisdictions, and certain other foreign jurisdictions. The Company is currently under audit by certain state and local, and foreign tax authorities. The audits are in varying stages of completion. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, case law developments and closing of statutes of limitations. Such adjustments are reflected in the provision for income taxes, as appropriate. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2015 to 2018.

At December 31, 2018, the Company believes it is reasonably possible that its gross liabilities for unrecognized tax benefits may decrease by approximately $145 within the next 12 months due to audit settlements and expiration of statute of limitations.

The Company had accrued $3,924, including $3,392 addition for magicJack, for interest and penalties relating to uncertain tax positions at December 31, 2018 all of which was included in income taxes payable as a component of accrued expenses and other liabilities in the consolidated balance sheet. The Company recorded a benefit of $211 for interest and penalty expenses related to uncertain tax positions, which was included in provision for income taxes, for the year ended December 31, 2018.

NOTE 16— EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Basic common shares outstanding exclude 387,365 common shares in 2018 and 453,365 common shares in 2017 that are held in escrow and subject to forfeiture. The common shares held in escrow includes 387,365 common shares that are subject to forfeiture to indemnify the Company for certain representations and warranties in connection with the acquisition of Wunderlich, and in 2017 excluded 66,000 common shares held in escrow issued to the former members of Great American Group, LLC that were subject to forfeiture upon the final settlement of claims for goods held for sale in connection with the transaction with Alternative Asset Management Acquisition Corp. in 2009. In August 2018, the shares held in escrow issued to the former members of Great American Group, LLC were released and 21,233 of the 66,000 shares held in escrow were cancelled to satisfy the resolution of escrow claims. The shares that remain in escrow are subject to forfeiture upon the final settlement of claims as more fully described in the related escrow instructions. Dilutive common shares outstanding includes contingently issuable shares that are currently in escrow and subject to release if the conditions for the final settlement of claims in accordance with the escrow instructions were satisfied at the end of the respective years. Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net income per share for the years ended December 31, 2018, 2017 and 2016 were 1,920,670, 709,358 and 384,825, respectively, because to do so would have been anti-dilutive.

Basic and diluted earnings from continuing operations calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Net income attributable to B. Riley Financial, Inc.	$15,509	$11,556	$21,526

Weighted average shares outstanding:
Basic	25,937,305	23,181,388	18,106,621
Effect of dilutive potential common shares:
Restricted stock units and warrants	677,249	901,397	198,852
Contingently issuable shares	150,302	208,119	86,379
Diluted	26,764,856	24,290,904	18,391,852

Basic income per share	$0.60	$0.50	$1.19
Diluted income per share	$0.58	$0.48	$1.17

NOTE 17— LIMITED LIABILITY COMPANY SUBSIDIARIES

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

During the year ended December 31, 2017, the change in fair value of the mandatorily redeemable noncontrolling interests was $9,000, which was comprised of a fair value adjustment of $1,150 and $7,850 from the triggering event previously discussed above. The noncontrolling interests share of net income was $1,222, $1,799 and $2,232 for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 18—SHARE BASED PAYMENTS

(a) Amended and Restated 2009 Stock Incentive Plan

The Company’s Board of Director’s amended the Amended and Restated 2009 Stock Incentive Plan (the “Plan”), effective October 7, 2014, which, among other things, increased the number of shares of stock shares of stock the Company reserved for issuance thereunder to 3,210,133 shares. As of December 31, 2018, the Company had 1,601,104 shares of common stock available for future grants under the Incentive Plan. During the years ended December 31, 2018, 2017 and 2016, the Company granted restricted stock units representing 424,235, 486,049 and 544,605 shares of common stock with a total fair value of $8,855, $7,732 and $5,301 to certain employees and directors of the Company under the Company’s Amended and Restated 2009 Stock Incentive Plan (the “Plan”). Share-based compensation expense for such restricted stock units was $5,829, $4,994 and $2,768 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

As of December 31, 2018, the expected remaining unrecognized share-based compensation expense of $10,869 will be expensed over a weighted average period of 2.0 years.

A summary of equity incentive award activity under the Plan for the years ended December 31, 2018 and 2017 was as follows:

		Weighted
		Average
	Shares	Fair Value
Nonvested at December 31, 2016	680,135	$9.74
Granted	486,049	15.91
Vested	(344,196)	10.05
Forfeited	(29,724)	10.49
Nonvested at December 31, 2017	792,264	$13.30
Granted	424,235	20.87
Vested	(310,625)	13.17
Forfeited	(9,057)	12.49
Nonvested at December 31, 2018	896,817	$16.94

The per-share weighted average grant-date fair value of restricted stock units was $20.87, $15.91 and $9.73 for the years ending December 31, 2018, 2017 and 2016, respectively. The total fair value of shares vested during the years ended December 31, 2018, 2017 and 2016 was $4,091, $3,459 and $1,755, respectively.

(b) Amended and Restated FBR & Co. 2006 Long-Term Stock Incentive Plan

In connection with the acquisition of FBR on June 1, 2017, the equity awards previously granted or available for issuance under the FBR & Co. 2006 Long-Term Stock Incentive Plan (the “FBR Stock Plan”) may be issued under the Plan. As of December 31, 2018, the Company has 1,691,227 shares of common stock available for future grants under the FBR Stock Plan. During the year ended December 31, 2018, the Company granted restricted stock units representing 254,213 shares of common stock with a total grant date fair value of $5,231 under the FBR Stock Plan. During the year ended December 31, 2017, the Company granted restricted stock units representing 871,317 shares of common stock with a total fair value of $14,577 to certain employees under the FBR Stock Plan. Share-based compensation expense was $7,081 and $5,347 for the years ended December 31, 2018 and 2017, respectively. Included in the share based compensation expense is restructuring charge of $1,455 and $2,391 for the years ended December 31, 2018 and 2017, respectively. See Note 4 for discussion on these restructuring charges. As of December 31, 2018, the expected remaining unrecognized share-based compensation expense of $7,813 will be expensed over a weighted average period of 2.0 years.

A summary of equity incentive award activity for the year ended December 31, 2018 and for period from June 1, 2017, the date of the acquisition of FBR, through December 31, 2017 was as follows:

		Weighted
		Average
	Shares	Fair Value
Nonvested at June 1, 2017, acquisition date of FBR resulting from the exchange of previously existing FBR awards	530,661	$14.70
Granted	871,317	16.73
Vested	(200,905)	15.08
Forfeited	(134,940)	15.79
Nonvested at December 31, 2017	1,066,133	$16.15
Granted	254,213	20.58
Vested	(527,730)	16.28
Forfeited	(103,186)	16.44
Nonvested at December 31, 2018	689,430	$17.64

The per-share weighted average grant-date fair value of restricted stock units was $20.58 and $16.73 during the years ended December 31, 2018 and 2017, respectively. The total fair value of shares vested during the years ended December 31, 2018 and 2017 was $8,590 and $3,030, respectively.

The total income tax benefit recognized related to the vesting of restricted stock units from the Plan and FBR Stock Plan was $4,505, $2,625 and $1,141 for the years ended December 31, 2018, 2017 and 2016 respectively.

NOTE 19— BENEFIT PLANS AND CAPITAL TRANSACTIONS

(a) Employee Benefit Plan

The Company maintains qualified defined contribution 401(k) plans, which cover substantially all of its U.S. employees. Under the plans, participants are entitled to make pre-tax contributions up to the annual maximums established by the Internal Revenue Service. The plan documents permit annual discretionary contributions from the Company. Employer contributions in the amount of $1,248 and $565 were made during the years ended December 31, 2018 and 2017, respectively.

(b) Public Offering of Common Stock

On May 10, 2016, the Company completed the public offering of 2,420,980 shares of common stock at a price to the public of $9.50 per share.  The net proceeds from the offering were $22,759 after deducting underwriting commissions and other offering expenses of $240.

(c) Dividends

From time to time, the Company may decide to pay dividends which will be dependent upon the Company’s financial condition and results of operations. On March 5, 2019 the Company declared a regular dividend of $0.08 per share which will be paid by the Company on or about March 28, 2019 to stockholders of record as of March 19, 2019. On November 5, 2018, the Company declared a regular dividend of $0.08 per share and a special dividend of $0.08 per share which was paid by the Company on November 27, 2018 to stockholders of record as of November 16, 2018. On August 2, 2018, the Company declared a regular dividend of $0.08 per share and a special dividend of $0.22 per share which was paid by the Company on August 29, 2018 to stockholders of record as of August 16, 2018. On May 7, 2018, the Company declared a regular dividend of $0.08 per share and a special dividend of $0.04 per share which was paid by the Company on June 5, 2018 to stockholders of record as of May 21, 2018. On March 7, 2018, the Company declared a regular dividend of $0.08 per share and a special dividend of $0.08 per share which was paid by the Company on April 3, 2018. During the years ended December 31, 2018 and 2017, we paid cash dividends of $22,684 and $16,755 on our common stock, respectively. While it is the Board’s current intention to make regular dividend payments of $0.08 per share each quarter and special dividend payments dependent upon exceptional circumstances from time to time, the Company’s Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by the Company’s Board of Directors.

NOTE 20— NET CAPITAL REQUIREMENTS

B. Riley & Co., LLC (“BRC”), B. Riley FBR, MLV and B. Riley Wealth Management (“BRWM”), the Company’s broker-dealer subsidiaries, are registered with the SEC as broker-dealers and are members of FINRA. The Company’s broker-dealer subsidiaries are subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the subsidiaries to maintain minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of December 31, 2018, BRC had net capital of $350, which was $100 in excess of its required net capital of $250 (net capital ratio of 3.50 to 1); B. Riley FBR had net capital of $125,964, which was $124,599 in excess of its required net capital of $1,365 (net capital ratio of 1.01 to 1); MLV had net capital of $752, which was $652 in excess of its required net capital of $100 (net capital ratio of 1.15 to 1), and BRWM had net capital of $5,085, which was $4,443 in excess of its required net capital of $642 (net capital ratio of 1.14 to 1).

NOTE 21— RELATED PARTY TRANSACTIONS

At December 31, 2018, amounts due from related parties include $194 from GACP I, L.P. (“GACP I”) and $724 from GACP II, L.P. (“GACP II”) for management fees and other operating expenses and $812 due from CA Global Partners (“CA Global”) for operating expenses related to wholesale and industrial liquidation engagements managed by CA Global on behalf of GA Global Ptrs. At December 31, 2017, amounts due from related parties include $5,585 from GACP I, $52 from GACP II, and $52 from CA Global for management fees, incentive fees and other operating expenses.

On April 19, 2018, the Company borrowed $51,020 from GACP II, L.P., a direct lending fund managed by Great American Capital Partners, LLC, a wholly owned subsidiary of the Company. The note was fully repaid as of December 31, 2018. Interest expense was $2,721 (including amortization of deferred loan fees of $1,110) for the year ended December 31, 2018. See Note 12 to the accompanying financial statements for additional information.

NOTE 22— BUSINESS SEGMENTS

The Company’s operating segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance internally. The Company has several operating subsidiaries through which it delivers specific services. The Company provides investment banking, corporate finance, securities lending, restructuring, consulting, research, sales and trading and wealth management services to corporate, institutional and high net worth clients. The Company also provides Auction and Liquidation services to help clients dispose of assets that include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property and Valuation and Appraisal services to clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs. As a result of the acquisitions of United Online on July 1, 2016 and magicJack on November 14, 2018, the Company provides consumer Internet access and cloud communication services.

The Company’s business is classified into the Capital Markets segment, Auction and Liquidation segment, Valuation and Appraisal segment and Principal Investments - United Online and magicJack segment. These reportable segments are all distinct businesses, each with a different marketing strategy and management structure.

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Year Ended December 31,
	2018	2017	2016
Capital Markets segment:
Revenues - Services and fees	$243,268	$172,695	$39,335
Interest income - Securities lending	31,798	17,028	—
Total revenues	275,066	189,723	39,335
Selling, general, and administrative expenses	(227,774)	(150,092)	(32,695)
Restructuring charge	(8,378)	(7,855)	—
Interest expense - Securities lending	(23,039)	(12,051)	—
Depreciation and amortization	(5,723)	(3,794)	(549)
Segment income	10,152	15,931	6,091
Auction and Liquidation segment:
Revenues - Services and fees	54,923	47,376	61,891
Revenues - Sale of goods	63	3	25,855
Total revenues	54,986	47,379	87,746
Direct cost of services	(19,627)	(27,841)	(17,787)
Cost of goods sold	(41)	(2)	(14,502)
Selling, general, and administrative expenses	(8,274)	(8,329)	(14,331)
Depreciation and amortization	(31)	(21)	(26)
Segment income	27,013	11,186	41,100
Valuation and Appraisal segment:
Revenues - Services and fees	38,705	33,331	31,749
Direct cost of services	(16,826)	(14,876)	(13,983)
Selling, general, and administrative expenses	(10,577)	(8,561)	(8,778)
Depreciation and amortization	(205)	(181)	(107)
Segment income	11,097	9,713	8,881
Principal Investments - United Online and magicJack segment:
Revenues - Services and fees	53,659	51,439	31,260
Revenues - Sale of goods	575	304	261
Total revenues	54,234	51,743	31,521
Direct cost of services	(15,127)	(12,784)	(9,087)
Cost of goods sold	(759)	(396)	(253)
Selling, general, and administrative expenses	(10,962)	(11,304)	(5,974)
Depreciation and amortization	(7,600)	(7,033)	(3,518)
Restructuring charge	(338)	(723)	(3,474)
Segment income	19,448	19,503	9,215
Consolidated operating income from reportable segments	67,710	56,333	65,287

Corporate and other expenses (including restructuring recovery of $210 for the year ended December 31, 2018; and restructuring charge of $3,796 and $413 for the years ended December 31, 2017 and 2016, respectively.)	(22,326)	(27,489)	(16,562)
Interest income	1,326	420	318
Income (loss) on equity investments	7,986	(437)	—
Interest expense	(33,393)	(8,382)	(1,996)
Income before income taxes	21,303	20,445	47,047
Provision for income taxes	(4,903)	(8,510)	(14,321)
Net income	16,400	11,935	32,726
Net income attributable to noncontrolling interests	891	379	11,200
Net income attributable to B. Riley Financial, Inc.	$15,509	$11,556	$21,526

The following table presents revenues by geographical area:

	Year Ended December 31,
	2018	2017	2016
Revenues:
Revenues - Services and fees:
North America	$389,207	$301,881	$135,428
Australia	19	940	26,487
Europe	1,329	2,020	2,320
Total Revenues - Services and fees	$390,555	$304,841	$164,235

Revenues - Sale of goods
North America	$638	$307	$323
Europe	—	—	25,793
Total Revenues - Sale of goods	$638	$307	$26,116

Revenues - Interest income - Securities lending:
North America	$31,798	$17,028	$—

Total Revenues:
North America	$421,643	$319,216	$135,751
Australia	19	940	26,487
Europe	1,329	2,020	28,113
Total Revenues	$422,991	$322,176	$190,351

The following table presents long-lived assets, which consists of property and equipment, net, by geographical area:

	As of	As of
	December 31,	December 31,
	2018	2017
Long-lived Assets - Property and Equipment, net:
North America	$15,489	$11,977
Australia	—	—
Europe	34	—
Total	$15,523	$11,977

Segment assets are not reported to, or used by, the Company's Chief Operating Decision Maker to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.

NOTE 23— SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Total revenues	$95,778	$125,501	$99,681	$102,031
Operating income (loss)	$10,602	$28,478	$12,838	$(6,534)
Income (loss) before income taxes	$5,831	$23,178	$4,768	$(12,474)
(Provision for) benefit from income taxes	$(989)	$(5,377)	$(2,046)	$3,509
Net income (loss)	$4,842	$17,801	$2,722	$(8,965)
Net income (loss) attributable to B. Riley Financial, Inc.	$4,503	$16,997	$2,814	$(8,805)

Earnings (loss) per share:
Basic	$0.17	$0.67	$0.11	$(0.34)
Diluted	$0.17	$0.64	$0.10	$(0.34)

Weighted average shares outstanding:
Basic	26,219,277	25,424,178	25,968,997	26,177,560
Diluted	27,271,819	26,397,513	26,854,261	26,177,560

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Total revenues	$52,897	$66,676	$92,426	$110,177
Operating income	$10,711	$2,560	$1,356	$14,217
Income (loss) before income taxes	$10,052	$816	$(1,235)	$10,812
Benefit from (provision for) income taxes	$3,849	$2,547	$1,357	$(16,263)
Net income (loss)	$13,901	$3,363	$122	$(5,451)
Net income (loss) attributable to B. Riley Financial, Inc.	$14,021	$3,280	$368	$(6,113)

Earnings (loss) per share:
Basic	$0.73	$0.15	$0.01	$(0.23)
Diluted	$0.71	$0.15	$0.01	$(0.23)

Weighted average shares outstanding:
Basic	19,181,749	21,216,829	26,059,490	26,150,502
Diluted	19,626,574	22,119,055	27,639,862	26,150,502

