Form 10-Q
period 2019-03-31
B. Riley Financial, Inc.
filed 2019-05-01
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
Or

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

As of April 30, 2019, there were 26,525,868 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

B. Riley Financial, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Assets:
Cash and cash equivalents	$163,462	$179,440
Restricted cash	7,491	838
Due from clearing brokers	22,418	37,738
Securities and other investments owned, at fair value	288,802	273,577
Securities borrowed	827,242	931,346
Accounts receivable, net	43,975	42,123
Due from related parties	1,965	1,729
Loans receivable	53,448	38,794
Prepaid expenses and other assets	87,942	79,477
Operating lease right-of-use assets	51,086	—
Property and equipment, net	15,644	15,523
Goodwill	223,243	223,368
Other intangible assets, net	88,479	91,358
Deferred income taxes	42,789	42,399
Total assets	$1,917,986	$1,957,710
Liabilities and Equity
Liabilities:
Accounts payable	$5,217	$5,646
Accrued expenses and other liabilities	90,921	108,662
Deferred revenue	69,959	69,066
Due to partners	1,428	2,428
Securities sold not yet purchased	35,948	37,623
Securities loaned	824,833	930,522
Mandatorily redeemable noncontrolling interests	4,529	4,633
Operating lease liabilities	65,855	—
Notes payable	1,193	1,550
Term loan	89,138	79,166
Senior notes payable	465,040	459,754
Total liabilities	1,654,061	1,699,050

Commitments and contingencies (note 15)
B. Riley Financial, Inc. stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 26,525,216 and 26,603,355 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	257,888	258,638
Retained earnings	7,468	1,579
Accumulated other comprehensive loss	(1,991)	(2,161)
Total B. Riley Financial, Inc. stockholders' equity	263,367	258,058
Noncontrolling interests	558	602
Total equity	263,925	258,660
Total liabilities and equity	$1,917,986	$1,957,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Services and fees	$131,853	$88,449
Interest income - Securities lending	9,330	7,291
Sale of goods	945	38
Total revenues	142,128	95,778
Operating expenses:
Direct cost of services	18,537	11,652
Cost of goods sold	1,119	41
Selling, general and administrative expenses	90,543	68,098
Restructuring charge	147	217
Interest expense - Securities lending	6,804	5,168
Total operating expenses	117,150	85,176
Operating income	24,978	10,602
Other income (expense):
Interest income	637	128
Loss from equity investments	(3,762)	(672)
Interest expense	(10,770)	(4,227)
Income before income taxes	11,083	5,831
Provision for income taxes	(3,104)	(989)
Net income	7,979	4,842
Net (loss) income attributable to noncontrolling interests	(44)	339
Net income attributable to B. Riley Financial, Inc.	$8,023	$4,503

Basic income per share	$0.31	$0.17
Diluted income per share	$0.30	$0.17

Weighted average basic shares outstanding	26,217,215	26,219,277
Weighted average diluted shares outstanding	26,687,531	27,271,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2019	2018
Net income	$7,979	$4,842
Other comprehensive income (loss):
Change in cumulative translation adjustment	170	(220)
Other comprehensive income (loss), net of tax	170	(220)
Total comprehensive income	8,149	4,622
Comprehensive (loss) income attributable to noncontrolling interests	(44)	339
Comprehensive income attributable to B. Riley Financial, Inc.	$8,193	4,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

(Dollars in thousands, except share data)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, January 1, 2018	—	$—	26,569,462	$2	$259,980	$6,582	$(534)	$(184)	$265,846
Vesting of restricted stock, net of shares withheld for employer taxes	—	—	107,960	—	(1,125)	—	—	—	(1,125)
Share based payments	—	—	—	—	2,558	—	—	—	2,558
Dividends on common stock ($0.16 per share)	—	—	—	—	—	(203)	—	—	(203)
Net income for the three months ended March 31, 2018	—	—	—	—	—	4,503	—	306	4,809
Foreign currency translation adjustment	—	—	—	—	—	—	(220)	—	(220)
Balance, March 31, 2018	—	$—	26,677,422	$2	$261,413	$10,882	$(754)	$122	$271,665

Balance, January 1, 2019	—	$—	26,603,355	$2	$258,638	$1,579	$(2,161)	$602	$258,660
Vesting of restricted stock, net of shares withheld for employer taxes	—	—	78,911	—	(714)	—	—	—	(714)
Stock repurchased and retired	—	—	(157,050)	—	(2,650)	—	—	—	(2,650)
Share based payments	—	—	—	—	2,614	—	—	—	2,614
Dividends on common stock ($0.08 per share)	—	—	—	—	—	(2,134)	—	—	(2,134)
Net income for the three months ended March 31, 2019	—	—	—	—	—	8,023	—	(44)	7,979
Foreign currency translation adjustment	—	—	—	—	—	—	170	—	170
Balance, March 31, 2019	—	$—	26,525,216	$2	$257,888	$7,468	$(1,991)	$558	$263,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$7,979	$4,842
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,913	3,337
Provision for doubtful accounts	233	305
Share-based compensation	2,614	2,558
Non-cash interest and other	736	186
Effect of foreign currency on operations	130	(48)
Loss from equity investments	3,762	672
Deferred income taxes	(390)	—
Impairment of leaseholds and intangibles, lease loss accrual and loss on disposal of fixed assets	88	286
Income allocated and fair value adjustment for mandatorily redeemable noncontrolling interests	169	175
Change in operating assets and liabilities:
Due from clearing brokers	15,320	(16,417)
Securities and other investments owned	(15,225)	(5,457)
Securities borrowed	104,104	(54,003)
Accounts receivable	(2,845)	(8,078)
Prepaid expenses and other assets	(3,706)	(16,012)
Accounts payable, accrued payroll and related expenses, accrued value added tax payable and other accrued expenses	(1,251)	(10,049)
Amounts due to/from related parties and partners	(1,236)	473
Securities sold, not yet purchased	(1,675)	(8,555)
Deferred revenue	893	378
Securities loaned	(105,689)	51,352
Net cash provided by (used in) operating activities	8,924	(54,055)
Cash flows from investing activities:
Purchases of loans receivable	(20,154)	—
Repayment of loans receivable	5,500	—
Purchases of property and equipment and intangible assets	(1,746)	(693)
Proceeds from sale of property, equipment and intangible assets	12	—
Equity investments	(10,558)	(3,575)
Dividends from equity investments	433	—
Net cash used in investing activities	(26,513)	(4,268)
Cash flows from financing activities:
Repayment of notes payable	(357)	(357)
Proceeds from term loan	10,000	—
Proceeds from issuance of senior notes	4,987	7,267
Payment of debt issuance costs	(145)	(76)
Payment of employment taxes on vesting of restricted stock	(714)	(1,125)
Dividends paid	(2,606)	(1,779)
Repurchase of common stock	(2,650)	—
Distribution to noncontrolling interests	(274)	(117)
Net cash provided by financing activities	8,241	3,813
Decrease in cash, cash equivalents and restricted cash	(9,348)	(54,510)
Effect of foreign currency on cash, cash equivalents and restricted cash	23	(314)
Net decrease in cash, cash equivalents and restricted cash	(9,325)	(54,824)
Cash, cash equivalents and restricted cash, beginning of year	180,278	152,534
Cash, cash equivalents and restricted cash, end of period	$170,953	$97,710

Supplemental disclosures:
Interest paid	$17,435	$9,008
Taxes paid	$192	$136

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

The Company operates in four operating segments: (i) Capital Markets, through which the Company provides investment banking, corporate finance, securities lending, restructuring, consulting, research, sales and trading and wealth management services to corporate, institutional and high net worth clients; (ii) Auction and Liquidation, through which the Company provides Auction and Liquidation services to help clients dispose of assets that include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property; (iii) Valuation and Appraisal, through which the Company provides Valuation and Appraisal services to clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs; and (iv) Principal Investments — United Online and magicJack, through which the Company provides consumer Internet access and related subscription services from United Online and cloud communication services primarily through the magicJack devices.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of B. Riley Financial, Inc. and its wholly-owned and majority-owned subsidiaries. The condensed consolidated financial statements also include the accounts of (a) Great American Global Partners, LLC which is controlled by the Company as a result of its ownership of a 50% member interest, appointment of two of the three executive officers and significant influence over the funding of operations, and (b) GA Retail Investments, L.P. which is controlled by the Company as a result of its ownership of a 50% partnership interest, appointment of executive officers and significant influence over the operations. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 6, 2019. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

(b) Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with accounting GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expense during the reporting period. Estimates are used when accounting for certain items such as valuation of securities, reserves for accounts receivable, the fair value of intangible assets and goodwill, the fair value of mandatorily redeemable noncontrolling interests, fair value of share based arrangements and accounting for income tax valuation allowances. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

(c) Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606 — Revenue from Contracts with Customers using the modified retrospective method and the impact was determined to be immaterial on our condensed consolidated financial statements. The new revenue standard was applied prospectively in the Company’s condensed consolidated financial statements from January 1, 2018 forward and reported financial information for historical comparable periods was revised and will continue to be reported under the accounting standards in effect during those historical periods.

Revenues are recognized when control of the promised goods or performance obligations for services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services.

There have been no material changes to the Company’s revenue recognition accounting policy set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. See Note 12 for information on revenue from contracts with customers.

(d) Direct Cost of Services

Direct cost of services relates to service and fee revenues. The costs consist of employee compensation and related payroll benefits, travel expenses, the cost of consultants assigned to revenue-generating activities and direct expenses billable to clients in the Valuation and Appraisal segment. Direct costs of services include participation in profits under collaborative arrangements in which the Company is a majority participant. Direct costs of services also include the cost of consultants and other direct expenses related to Auction and Liquidation contracts pursuant to commission and fee based arrangements in the Auction and Liquidation segment. Direct cost of services in the Principal Investments — United Online and magicJack segment include cost of telecommunications and data center costs, personnel and overhead-related costs associated with operating the Company’s networks, servers and data centers, sales commissions associated with multi-year service plans, depreciation of network computers and equipment, amortization expense, third party advertising sales commissions, license fees, costs related to providing customer support, costs related to customer billing and processing of customer credit cards and associated bank fees. Direct cost of services does not include an allocation of the Company’s overhead costs.

(e) Interest Expense — Securities Lending Activities

Interest expense from securities lending activities is included in operating expenses related to operations in the Capital Markets segment. Interest expense from securities lending activities is incurred from equity and fixed income securities that are loaned to the Company.

(f) Concentration of Risk

Revenues in the Capital Markets, Valuation and Appraisal and Principal Investments — United Online and magicJack segments are currently primarily generated in the United States. Revenues in the Auction and Liquidation segment are primarily generated in the United States, Australia, Canada and Europe.

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

(g) Advertising Expenses

The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $362 and $93 for the three months ended March 31, 2019 and 2018, respectively. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

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

In June 2018, the Company adopted the 2018 Employee Stock Purchase Plan (“Purchase Plan”) which allows eligible employees to purchase common stock through payroll deductions as a price that is 15% of the market value of the common stock on the last day of the offering period. In accordance with the provisions of ASC 718, Compensation — Stock Compensation (“ASC 718”), the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. For the three months ended March 31, 2019, the Company recognized compensation expense of $121 related to the Purchase Plan. At March 31, 2019, there were 687,427 shares reserved for issuance under the Purchase Plan.

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

(k) Restricted Cash

As of March 31, 2019, restricted cash balance of $7,491 included $469 cash collateral for one of the Company’s telecommunication suppliers, $365 certificate of deposits collateral for certain letter of credits, and $6,657 of cash collateral related to a retail liquidation engagement. As of December 31, 2018, restricted cash balance of $838 included $469 cash collateral for one of the Company’s telecommunication suppliers and $369 certificate of deposits collateral for certain letter of credits.

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

(n) Accounts Receivable

Accounts receivable represents amounts due from the Company’s Auction and Liquidation, Valuation and Appraisal, Capital Markets and Principal Investments — United Online and magicJack customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company’s bad debt expense and changes in the allowance for doubtful accounts for the three months ended March 31, 2019 and 2018 are included in Note 6.

(o) Leases

The Company determines if an arrangement is, or contains, a lease at the inception date. Operating leases are included in right-of-use assets, with the related liabilities included in operating lease liabilities in the condensed consolidated balance sheet.

Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. We use our estimated incremental borrowing rate in determining the present value of lease payments. Variable components of the lease payments such as fair market value adjustments, utilities, and maintenance costs are expensed as incurred and not included in determining the present value. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components which are accounted for as a single lease component. See Note 8 for additional information on leases.

(p) Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Depreciation and amortization expense on property and equipment was $1,536 and $1,177 for the three months ended March 31, 2019 and 2018, respectively.

(q) Loans Receivable

Loans receivable are measured at historical cost and reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans, and for purchased loans, net of any unamortized premiums or discounts. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income over the lives of the related loans. Unearned income, discounts and premiums are amortized to interest income using a level yield methodology. As of March 31, 2019 and December 31, 2018, total loans receivable carried at cost was $53,448 and $38,794, respectively. The loans receivable carried at cost have various maturity dates ranging from April 2019 to January 2023.

(r) Securities and other Investments Owned and Securities Sold Not Yet Purchased

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

As of March 31, 2019 and December 31, 2018, the Company’s securities and other Investments owned and securities sold not yet purchased at fair value consisted of the following securities:

	March 31,	December 31,
	2019	2018
Securities and other investments owned:
Common and preferred stocks and warrants	$189,165	$193,459
Corporate bonds	28,740	18,825
Fixed income securities	13,365	3,825
Loans receivable at fair value	34,041	33,731
Partnership interests and other	23,491	23,737
	$288,802	$273,577

Securities sold not yet purchased:
Common stocks	$10,091	$11,130
Corporate bonds	20,206	16,338
Fixed income securities	5,651	10,155
	$35,948	$37,623

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

The Company’s securities and other investments owned and securities sold and not yet purchased are comprised of common and preferred stocks and warrants, corporate bonds, loans receivable valued at fair value and investments in partnerships. Investments in common stocks that are based on quoted prices in active markets are included in Level 1 of the fair value hierarchy. The Company also holds nonpublic common and preferred stocks and warrants for which there is little or no public market and fair value is determined by management on a consistent basis. For investments where little or no public market exists, management’s determination of fair value is based on the best available information which may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration various factors including earnings history, financial condition, recent sales prices of the issuer’s securities and liquidity risks. These investments are included in Level 3 of the fair value hierarchy. Investments in partnership interests include investments in private equity partnerships that primarily invest in equity securities, bonds, and direct lending funds. The Company also invests in priority investment funds and the underlying securities held by these funds are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. The Company’s partnership and investment fund interests are valued based on the Company’s proportionate share of the net assets of the partnerships and funds; the value for these investments are derived from the most recent statements received from the general partner or fund administrator. These partnership and investment fund interests are valued at net asset value (“NAV”) in accordance with ASC “Topic 820: Fair Value Measurements.”

The fair value of mandatorily redeemable noncontrolling interests is determined based on the issuance of similar interests for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports and internal valuation models.

The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

	Financial Assets and Liabilities Measured at Fair Value
	on a Recurring Basis at March 31, 2019 Using
		Quoted prices in
	Fair value at	active markets for	Other observable	Significant unobservable
	March 31,	identical assets	inputs	inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities and other investments owned:
Common and preferred stocks and warrants	$189,165	$161,676	2,975	$24,514
Corporate bonds	28,740	—	27,410	1,330
Fixed income securities	13,365	—	13,365	—
Loans receivable at fair value	34,041	—	—	34,041
Total	265,311	$161,676	$43,750	$59,885
Investment funds valued at net asset value (1)	23,491
Total assets measured at fair value	$288,802

Liabilities:
Securities sold not yet purchased:
Common stocks	$10,091	$10,091	$—	$—
Corporate bonds	20,206	—	20,206	—
Fixed income securities	5,651	—	5,651	—
Total securities sold not yet purchased	35,948	10,091	25,857	—

Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,529	—	—	4,529
Total liabilities measured at fair value	$40,477	$10,091	$25,857	$4,529

	Financial Assets and Liabilities Measured at Fair Value
	on a Recurring Basis at December 31, 2018 Using
		Quoted prices in
	Fair value at	active markets for	Other observable	Significant unobservable
	December 31	identical assets	inputs	inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities and other investments owned:
Common and preferred stocks and warrants	$193,459	$168,882	—	$24,577
Corporate bonds	18,825	—	18,825	—
Fixed income securities	3,825	—	3,825	—
Loans receivable at fair value	33,731	—	—	33,731
Total	249,840	$168,882	$22,650	$58,308
Investment funds valued at net asset value(1)	23,737
Total assets measured at fair value	$273,577

Liabilities:
Securities sold not yet purchased:
Common stocks	$11,130	$11,130	$—	$—
Corporate bonds	16,338	—	16,338	—
Fixed income securities	10,155	—	10,155	—
Total securities sold not yet purchased	37,623	11,130	26,493	—

Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,633	—	—	4,633
Total liabilities measured at fair value	$42,256	$11,130	$26,493	$4,633

(1)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy in accordance with ASC “Topic 820 Fair Value Measurements.” The fair value amounts presented in the tables above for investment funds valued at net asset value are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.

As of March 31, 2019 and December 31, 2018, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $59,885 and $58,308, respectively, or 3.1% and 3.0%, respectively, of the Company’s total assets. In determining the fair value for these Level 3 financial assets, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity.

The following table summarizes the significant unobservable inputs in the fair value measurement of level 3 financial assets and liabilities by category of investment and valuation technique as of March 31, 2019:

	Fair value at March 31, 2019	Valuation Technique	Unobservable Input	Range	Weighted Average
Assets:
Common and preferred stocks and warrants	$24,514	Market approach	Over-the-counter trading activity	$7.18-$10.50/share	$7.79
			Market price of related security	$0.60/share	$0.60
		Yield analysis	Market yield	13.0%	13.0%
		Option pricing model	Annualized volatility	26% - 53%	26%
		Discounted cash flow	Cost of capital	12.2%	12.2%
		Market comparable companies	Revenue multiple	1.1X	1.1X
Corporate bonds	1,330	Discounted cash flow	Market interest rate	4.5%	4.5%
Loans receivable at fair value	34,041	Discounted cash flow	Market interest rate	7.9% - 14.8%	11.2%
Total level 3 assets measured at fair value	$59,885

Liabilities:
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$4,529	Market approach	Operating income multiple	6.0x	6.0x

The changes in Level 3 fair value hierarchy during the three months ended March 31, 2019 and 2018 are as follows:

	Level 3	Level 3 Changes During the Period				Level 3
	Balance at	Fair	Relating to	Purchases,	Transfer in	Balance at
	Beginning of	Value	Undistributed	Sales and	and/or out	End of
	Year	Adjustments	Earnings	Settlements	of Level 3	Period
Three Months Ended March 31, 2019
Common and preferred stocks and warrants	$24,577	$(18)	$—	$(45)	$—	$24,514
Corporate bonds	—	—	—	—	1,330	1,330
Loans receivable at fair value	33,731	35	475	(200)	—	34,041
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,633	—	(104)	—	—	4,529
Three Months Ended March 31, 2018
Common stocks and warrants	$28,346	$(1,885)	$578	$6,848	$—	$33,887
Loans receivable at fair value	33,713	(417)	—	(4,120)	—	29,176
Partnership interests and other	26,104	(193)	(161)	11,169	—	36,919
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,478	—	58	—	—	4,536

During the three months ended March 31, 2019, there was a transfer of one financial asset from level 1 to level 3 in the fair value hierarchy as a result of the asset’s principal market becoming inactive during the quarter.

The amount reported in the table above for the three months ended March 31, 2019 and 2018 includes the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis. The carrying amounts reported in the condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value based on the short-term maturity of these instruments.

The carrying amount of the senior notes payable approximates fair value because the contractual interest rates or effective yields of such instruments are consistent with current market rates of interest for instruments of comparable credit risk.

During the three months ended March 31, 2019 and 2018, there were no assets or liabilities measured at fair value on a non-recurring basis.

(t) Derivative and Foreign Currency Translation

The Company periodically uses derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain Auction and Liquidation engagements with operations outside the United States. The Company did not use any derivative contracts during the three months ended March 31, 2019. During the three months ended March 31, 2018, the Company’s use of derivatives consisted of the purchase of forward exchange contracts (a) in the amount of $54,406 Canadian dollars, of which $10,703 remained open at March 31, 2018 and settled in April 2018, and (b) $1,500 Euro’s that settled in March 2018.

The forward exchange contract was entered into to improve the predictability of cash flows related to a retail store liquidation engagement that was completed in December 2016. The net gain from forward exchange contracts was $30 during the three months ended March 31, 2018 and is included in selling, general and administrative expenses in the condensed consolidated statements of income.

The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using year-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. Transaction (loss) gains were ($186) and $138 during the three months ended March 31, 2019 and 2018, respectively. These amounts are included in selling, general and administrative expenses in the Company’s condensed consolidated statements of income.

(u) Common Stock Warrants

The common stock warrants entitle the holders of the warrants to acquire shares of the Company’s common stock from the Company at a price of $17.50 per share (the “Exercise Price”), subject to, among other matters, the proper completion of an exercise notice and payment. The Exercise Price and the number of shares of Company common stock issuable upon exercise are subject to customary anti-dilution and adjustment provisions, which include stock splits, subdivisions or reclassifications of the Company’s common stock. The common stock warrants expire on July 3, 2022. As of March 31, 2019, warrants to purchase 821,816 shares of common stock were outstanding.

(v) Equity Investment

bebe stores, inc.

At March 31, 2019, the Company had a 30.5% ownership interest in bebe stores, inc. (“bebe”). The equity ownership in bebe is accounted for under the equity method of accounting, and is included in prepaid expenses and other assets in the condensed consolidated balance sheets.

National Holdings Corporation

On November 14, 2018, the Company entered into an agreement to acquire shares of National Holdings Corporation (“National Holdings”), a Nasdaq-listed issuer, from Fortress Biotech, Inc. for an aggregate purchase price totaling approximately $22.9 million. The transaction was completed in two tranches. In the first tranche, which was completed in the fourth quarter of 2018, the Company acquired shares representing 24% of the total outstanding shares of National Holdings. The second tranche was completed in the first quarter of 2019. As of March 31, 2019, the Company had purchased 6,159,550 shares of National Holdings’ common stock, representing 48.8% of National Holdings’ outstanding shares, at $3.25 per share. The carrying value for the National Holdings investment at March 31, 2019 increased to $22,323 from $9,902 at December 31, 2018 and is included in prepaid expenses and other assets in the condensed consolidated balance sheets. The equity ownership in National Holdings is accounted for under the equity method of accounting.

(w) Statements of Cash Flows – Supplemental Non-cash Disclosures

During the three months ended March 31, 2018, non-cash investing activities included the conversion of a loan receivable in the amount of $16,867 and accrued interest receivable of $51 into an equity investment in bebe that totaled $16,918.

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

The carrying value of the Company’s investments in the VIE that was not consolidated is shown below.

March 31, 2019
Partnership investments	$7,230
Due from related party	579
Maximum exposure to loss	$7,809

(y) Reclassification

The Company reclassified $262 of revenues that was reported as interest income – securities lending during the three months ended March 31, 2018 to revenues – services and fees. The previously reported amount of $7,553 as interest income – securities lending was reduced by $262 to $7,291 for the three months ended March 31, 2018 and the previously reported amount of $88,187 as revenues – services and fees was increased by $262 to $88,449 for the three months ended March 31, 2018.

(z) Recent Accounting Pronouncements

Not yet adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The revised guidance will be applied prospectively and is effective for calendar year-end SEC filers for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has not yet adopted this update and currently evaluating the effect this new standard will have on its financial condition and results of operations.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This standard requires an allowance to be recorded for all expected credit losses for certain financial assets. The new standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments. ASU 2016-13 is effective for public companies for interim and annual period beginning December 15, 2019. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company has not yet adopted this update and currently evaluating the effect this new standard will have on its financial condition and results of operations.

Recently adopted

In February 2016, FASB issued ASU. 2016-02: Leases (Topic 842) which requires a lessee to recognize a right-of-use (ROU) asset and lease liability on the balance sheet for all leases with a contract term longer than 12 months and provide enhanced disclosures. The Company adopted the new standard effective January 1, 2019 using the modified retrospective method. The Company elected the ‘package of practical expedients,’ which permits the Company not to reassess under the new standard the Company’s prior conclusions about lease identification, lease classification and initial direct costs. Upon adoption of ASC 842 on January 1, 2019, the Company recognized $67,519 operating lease liabilities with corresponding operating lease right-of-use assets. See Note 8 to the accompanying financial statements for additional information on leases.

In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income that provides for the reclassification from accumulated other comprehensive income to retained earnings for stranded effects resulting from the Tax Reform Act. The accounting update should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. The accounting update is effective for the fiscal year beginning after December 15, 2018. The adoption of this standard did not have a material impact to the Company’s financial condition and results of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for us in our first quarter of fiscal year 2019. The adoption of this standard did not have a material impact to the Company’s financial condition and results of operations.

On January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers using the modified retrospective method and the impact was determined to be immaterial on the Company’s consolidated financial statements. The new revenue standard was applied prospectively in the Company’s consolidated financial statements from January 1, 2018 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods. See Note 12 to the financial statements for additional information on the adoption of this standard.

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

In March 2018, the FASB issued ASU 2018-05: Income Taxes (Topic 740) — Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Reform Act. The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations. This ASU also discusses required disclosures that an entity must make with regard to the Tax Reform Act. This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded. The Company has adopted this standard and will continue to evaluate indicators that may give rise to a change in the Company’s tax provision as a result of the Tax Reform Act. See Note 13 to the accompanying financial statements for additional information on the Tax Reform Act.

On January 1, 2018, the Company adopted ASU 2016-18 — Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) using the retrospective method which requires adjustment to prior periods in the statement of cash flows. ASU 2016-18 clarifies how restricted cash should be presented on the statement of cash flows and requires companies to include restricted cash with cash and cash equivalents when reconciling the beginning of period and end of period totals on the statement of cash flows. Restricted cash previously classified under investing activities is now included in the reconciliation of beginning and ending cash on the statement of cash flows. The adoption of ASU 2016-18 did not have a material impact on the Company’s financial condition and results of operations.

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

The assets and liabilities of magicJack, both tangible and intangible, were recorded at their estimated fair values as of the November 14, 2018, acquisition date for magicJack. The application of the purchase method of accounting resulted in goodwill of $106,008 which represents the benefits from synergies with the Company’s existing business and acquired workforce. Acquisition related costs, such as legal, accounting, valuation and other professional fees related to the acquisition of magicJack, were charged against earnings in the amount of $52 and included in selling, general and administrative expenses in the condensed consolidated statements of income for the three months ended March 31, 2019. The purchase accounting for the acquisition has been accounted for as a stock purchase with all of the recognized goodwill is expected to be non-deductible for tax purposes.

The preliminary purchase price allocation was as follows:

Consideration paid by B. Riley:
Number of magicJack shares outstanding at November 14, 2018	16,248,299
Cash merger consideration per share	$8.71
Total cash consideration for magicJack common shares	141,523
Cash consideration for magicJack stock options and accelerated vesting of restricted stock awards	1,592
Total consideration	$143,115

Tangible assets acquired and assumed:
Cash and cash equivalents	$53,875
Restricted cash	369
Accounts receivable	3,103
Inventory	2,033
Prepaid expenses and other assets	4,961
Property and equipment	2,922
Deferred taxes	16,769
Accounts payable	(2,313)
Contract liabilities	(66,489)
Accrued payroll and related expenses	(1,989)
Accrued expenses and other liabilities	(20,784)
Developed technology	6,400
Tradename	1,750
Customer list	34,500
Process-know-how	2,000
Goodwill	106,008
Total	$143,115

The revenue and income of magicJack included in the Company’s condensed consolidated financial statements for the three months ended March 31, 2019 were $18,154 and $4,964, respectively. The income from magicJack of $4,964 includes a restructuring charge in the amount of $176 for severances for magicJack employees from a reduction in workforce.

Pro Forma Financial Information

The unaudited pro-forma financial information in the table below summarizes the combined results of operations of the Company and MagicJack as though the acquisitions had occurred as of January 1, 2018. The pro-forma financial information presented includes the effects of adjustments related to the amortization charges from the acquired intangible assets and the elimination of certain activities excluded from the transaction and transaction related costs. The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

Pro Forma (Unaudited)
Three Months Ended
March 31, 2018
Revenues	$115,012
Net income attributable to B. Riley Financial, Inc.	$5,611

Basic earnings per share	$0.21
Diluted earnings per share	$0.21

Weighted average basic shares outstanding	26,219,277
Weighted average diluted shares outstanding	27,271,819

NOTE 4— RESTRUCTURING CHARGE

The Company recorded restructuring charges in the amount of $147 and $217 for the three months ended March 31, 2019 and 2018, respectively.

The restructuring charge of $147 during the three months ended March 31, 2019 was primarily related to severance costs for magicJack employees from a reduction in workforce in the Principal Investments – United Online and magicJack segment. The restructuring charge of $217 during the three months ended March 31, 2018 was primarily related to the planned consolidation of office space related to operations in the Capital Markets segment.

The following tables summarize the changes in accrued restructuring charge during three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Balance, beginning of year	$3,855	$2,600
Restructuring charge	147	217
Cash paid	(636)	(1,221)
Non-cash items	18	(20)
Balance, end of period	$3,384	$1,576

The following tables summarize the restructuring activities by reportable segment during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019				2018
		Principal				Principal
		Investments -				Investments -
	Capital	United Online			Capital	United Online
	Markets	and magicJack	Corporate	Total	Markets	and magicJack	Corporate	Total
Restructuring charge (recovery):
Employee termination costs	$—	$176	$—	$176	(29)	$	$—	$(29)
Facility closure and consolidation	(29)	—		(29)	284	—	(38)	246
Total restructuring charge	$(29)	$176	$—	$147	255	$—	$(38)	$217

NOTE 5— SECURITIES LENDING

The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of March 31, 2019 and December 31, 2018:

	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets (1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the consolidated balance sheets but eligible for offsetting upon counterparty default(2)	Net amounts
As of March 31, 2019
Securities borrowed	$827,242	$—	$827,242	$827,242	$—
Securities loaned	$824,833	$—	$824,833	$824,833	$—
As of December 31, 2018
Securities borrowed	$931,346	$—	$931,346	$931,346	$—
Securities loaned	$930,522	$—	$930,522	$930,522	$—

(1)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)	Includes the amount of cash collateral held/posted.

NOTE 6— ACCOUNTS RECEIVABLE

The components of accounts receivable, net, include the following:

	March 31,	December 31,
	2019	2018
Accounts receivable	$20,651	$12,594
Investment banking fees, commissions and other receivables	11,835	26,581
Unbilled receivables	12,255	3,644
Total accounts receivable	44,741	42,819
Allowance for doubtful accounts	(766)	(696)
Accounts receivable, net	$43,975	$42,123

Additions and changes to the allowance for doubtful accounts consist of the following:

	Three Months Ended
	March 31,
	2019	2018
Balance, beginning of year	$696	$800
Add: Additions to reserve	233	305
Less: Write-offs	(163)	(444)
Balance, end of period	$766	$661

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

NOTE 7— GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $223,243 and $223,368 at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019, goodwill was comprised of $95,820 in the Capital Markets segment, $1,975 in the Auction and Liquidation segment, $3,713 in the Valuation and Appraisal segment, and $121,735 in the Principal Investments – United Online and magicJack segment. At December 31, 2018, goodwill was comprised of $95,820 in the Capital Markets segment, $1,975 in the Auction and Liquidation segment, $3,713 in the Valuation and Appraisal segment, and $121,860 in the Principal Investments – United Online and magicJack segment.

Intangible assets consisted of the following:

		As of March 31, 2019			As of December 31, 2018
		Gross			Gross
		Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Useful Life	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Customer relationships	4 to 16 Years	$92,830	$19,222	$73,608	$92,330	$16,608	$75,722
Domain names	7 Years	233	92	141	237	85	152
Advertising relationships	8 Years	100	34	66	100	31	69
Internally developed software and other intangibles	0.5 to 5 Years	11,733	3,007	8,726	11,773	2,436	9,337
Trademarks	7 to 10 Years	4,600	902	3,698	4,600	762	3,838
Total		109,496	23,257	86,239	109,040	19,922	89,118

Non-amortizable assets:
Tradenames		2,240	—	2,240	2,240	—	2,240
Total intangible assets		$111,736	$23,257	$88,479	$111,280	$19,922	$91,358

Amortization expense was $3,377 and $2,160 for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, estimated future amortization expense is $10,111, $13,099, $12,717, $12,697, and $12,453 for the years ended December 31, 2019 (remaining nine months), 2020, 2021, 2022 and 2023, respectively. The estimated future amortization expense after December 31, 2023 is $25,162.

NOTE 8— LEASING ARRANGEMENTS

The Company’s operating lease assets primarily represent the lease of office space where the Company conduct its operations with the weighted average lease term of 8.2 years. The operating leases have lease terms ranging from one month to twelve years. The weighted average discount rate used to calculate the present value of lease payments was 5.58% at March 31, 2019. Total operating lease expense was $3,103 for the three months ended March 31, 2019, of which $317 was attributable to variable lease expenses. Operating lease expense is included in selling, general and administrative expenses in the condensed consolidated statements of income.

For the three months ended March 31, 2019, cash payments against operating lease liabilities totaled $2,996 and non-cash transactions totaled $946 to recognize operating lease right-of-use assets and operating lease liabilities.

As of March 31, 2019, maturities of operating lease liabilities were as follows:

Operating
Leases
2019 (remaining nine months)	$9,738
2020	11,716
2021	10,128
2022	9,318
2023	8,740
Thereafter	32,926
Total lease payments	82,566
Less: imputed interest	(16,711)
Total operating lease liabilities	$65,855

NOTE 9— ASSET BASED CREDIT FACILITY

On April 21, 2017, the Company amended its credit agreement (as amended, the “Credit Agreement”) governing its asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) to increase the maximum borrowing limit from $100,000 to $200,000. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. The Credit Agreement continues to allow for borrowings under the separate credit agreement (a “UK Credit Agreement”) which was dated March 19, 2015 with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom. Such facility allows the Company to borrow up to 50 million British Pounds. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $200,000 credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The Company paid Wells Fargo Bank a closing fee in the amount of $500 in connection with the April 2017 amendment to the Credit Agreement. The interest rate for each revolving credit advance under the Credit Agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. Interest expense totaled $481 and $87 for the three months ended March 31, 2019 and 2018, respectively. There was no outstanding balance on this credit facility at March 31, 2019 and December 31, 2018. At March 31, 2019, there were open letter of credits outstanding in the amount of $6,657.

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

NOTE 10 — TERM LOAN

On December 19, 2018, BRPI Acquisition Co LLC (“BRPAC”), a Delaware limited liability company, UOL, and YMAX Corporation, Delaware corporations (collectively, the “Borrowers”), indirect wholly owned subsidiaries of the Company, in the capacity as borrowers, entered into a credit agreement (the “BRPAC Credit Agreement”) with the Banc of California, N.A. in the capacity as agent (the “Agent”) and lender and with the other lenders party thereto (the “Closing Date Lenders”). Certain of the Borrowers’ U.S. subsidiaries are guarantors of all obligations under the BRPAC Credit Agreement and are parties to the BRPAC Credit Agreement in such capacity (collectively, the “Secured Guarantors”; and together with the Borrowers, the “Credit Parties”). In addition, the Company and B. Riley Principal Investments, LLC, the parent corporation of BRPAC and a subsidiary of the Company, are guarantors of the obligations under the BRPAC Credit Agreement pursuant to standalone guaranty agreements pursuant to which the shares outstanding membership interests of BRPAC are pledged as collateral.

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

Under the BRPAC Credit Agreement, we borrowed $80,000 due December 19, 2023. Pursuant to the terms of the BRPAC Credit Agreement, we may request additional optional term loans in an aggregate principal amount of up to $10,000 at any time prior to the first anniversary of the agreement date (the “Option Loan”) with a final maturity date of December 19, 2023. On February 1, 2019, the Credit Parties, the Closing Date Lenders, the Agent and City National Bank, as a new lender (the “New Lender”), entered into the First Amendment to the Credit Agreement and Joinder (the “First Amendment”) pursuant to which, among other things, (i) New Lender became a party to the BRPAC Credit Agreement, (ii) the New Lender extended to Borrowers the Option Loan in the amount of $10,000, (iii) the aggregate outstanding principal amount of the term loans was increased from $80,000 to $90,000; and (iv) the amortization schedule under the BRPAC was amended as set forth in the First Amendment. Additionally, in connection with the Option Loan, the Borrowers executed a term note in favor of New Lender dated February 1, 2019 in the amount of $10,000. Borrowings under the BRPAC Credit Agreement bear interest at a rate equal to (a) the LIBOR rate for Eurodollar loans, plus (b) the applicable margin rate, which ranges from two and one-half percent (2.5%) to three percent (3.0%) per annum, based upon the Borrowers’ ratio of consolidated funded indebtedness to adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) for the preceding four fiscal quarters or other applicable period. At March 31, 2019 interest rate on the BRPAC Credit Agreement was at 5.50%. Interest payments are to be made each one, three or six months. Amounts outstanding under the BRPAC Credit Agreement are due in quarterly installments commencing on March 31, 2019 with any remaining amounts outstanding due at maturity. For the $80,000 loan, quarterly installments from March 31, 2019 to December 31, 2022 are in the amount of $4,444 per quarter and from March 31, 2023 to September 30, 2023 are $2,222 per quarter. For the $10,000 loan, quarterly installments from June 30, 2019 to December 31, 2022 are $593 per quarter and from March 31, 2023 to September 30, 2023 are $278 per quarter. As of March 31, 2019 and December 31, 2018, the outstanding balance of the term loan was $89,138 (net of unamortized debt issuance costs of $862) and $79,166 (net of unamortized debt issuance costs of $834), respectively. Interest expense on the term loan during the three months ended March 31, 2019 was $1,278 (including amortization of deferred debt issuance costs of $88).

We are in compliance with all covenants in the BRPAC Credit Agreement at March 31, 2019.

NOTE 11—NOTES PAYABLE

Senior Notes Payable

Senior notes payable, net, is comprised of the following as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
7.50% Senior notes due October 31, 2021	$49,526	$46,407
7.50% Senior notes due May 31, 2027	108,792	108,792
7.25% Senior notes due December 31, 2027	100,441	100,441
7.375% Senior notes due May 31, 2023	112,553	111,528
6.875% Senior notes due September 30, 2023	100,893	100,050
	472,205	467,218
Less: Unamortized debt issuance costs	(7,165)	(7,464)
	$465,040	$459,754

(a) $49,526 Senior Notes Payable due October 31, 2021

At March 31, 2019, the Company had $49,526 senior notes due in 2021 (“7.50% 2021 Notes”), interest payable quarterly at 7.50%. On November 2, 2016, the Company issued $28,750 of the 7.50% 2021 Notes and as of December 31, 2018, the Company issued additional $17,657 of the 7.50% 2021 Notes pursuant to the Sales Agreements, as further discussed below. During the three months ended March 31, 2019, the Company issued an additional $3,118 of the 7.50% 2021 Notes pursuant to the December 2018 Sales Agreement, as discussed below. The 7.50% 2021 Notes are unsecured and due and payable in full on October 31, 2021. In connection with the issuance of the 7.50% 2021 Notes, the Company received net proceeds of $48,602 (after premium, underwriting commissions, fees and other issuance costs of $924). At March 31, 2019 and December 31, 2018, the outstanding balance of the 2021 Notes was $49,074 (net of unamortized debt issue costs and premiums of $452) and $45,914 (net of unamortized debt issue costs and premiums of $493), respectively. For the three months ended March 31, 2019 and 2018, interest expense on the 7.50% 2021 Notes totaled $929 and $710, respectively.

(b) $108,792 Senior Notes Payable due May 31, 2027

At March 31, 2019, the Company had $108,792 senior notes due in 2027 (“7.50% 2027 Notes”), interest payable quarterly at 7.50%. On May 31, 2017, the Company issued $60,375 of the 7.50% 2027 Notes and as of March 31, 2019 and December 31, 2018, the Company issued additional $48,417 of the 7.50% 2027 Notes pursuant to the Sales Agreements. The 2027 Notes are unsecured and due and payable in full on May 31, 2027. In connection with the issuance of the 7.50% 2027 Notes, the Company received net proceeds of $106,948 (after premium, underwriting commissions, fees and other issuance costs of $1,844). At March 31, 2019 and December 31, 2018, the outstanding balance of the 7.50% 2027 Notes was $107,277 (net of unamortized debt issue costs and premium of $1,515) and $107,256 (net of unamortized debt issuance costs and premium of $1,536), respectively. For the three months ended March 31, 2019 and 2018, interest expense on the 2027 Notes totaled $2,086 and $1,778, respectively.

(c) $100,441 Senior Notes Payable due December 31, 2027

At March 31, 2019, the Company had $100,441 senior notes due in December 2027 (“7.25% 2027 Notes”), interest payable quarterly at 7.25%. In December 2017, the Company issued $80,500 of the 7.25% 2027 Notes and as of March 31, 2019 and December 31, 2018, the Company issued additional $19,941 of the 7.25% 2027 Notes pursuant to the Sales Agreements. The 7.25% 2027 Notes are unsecured and due and payable in full on December 31, 2027. In connection with the issuance of the 7.25% 2027 Notes, the Company received net proceeds of $97,798 (after underwriting commissions, fees and other issuance costs of $2,643). At March 31, 2019 and December 31, 2018, the outstanding balance of the 7.25% 2027 Notes was $98,126 (net of unamortized debt issue costs and premium of $2,315) and $98,073 (net of unamortized debt issue costs of $2,368), respectively. For the three months ended March 31, 2019 and 2018, interest expense on the 7.25% 2027 Notes totaled $1,886 and $1,534, respectively.

(d) $112,553 Senior Notes Payable due May 31, 2023

At March 31, 2019, the Company had $112,553 senior notes due in May 2023 (“7.375% 2023 Notes”), interest payable quarterly at 7.375%. In May 2018, the Company issued $100,050 and as of December 31, 2018, the Company issued additional $11,478 of the 7.375% 2023 Notes pursuant to the Sales Agreements. During the three months ended March 31, 2019, the Company issued additional $1,025 of the 7.375% 2023 Notes pursuant to the December 31, 2018 Sales Agreement. The 7.375% 2023 Notes are unsecured and due and payable in full on May 31, 2023. In connection with the issuance of the 7.375% 2023 Notes, the Company received net proceeds of $110,668 (after premium, underwriting commissions, fees and other issuance costs of $1,885). At March 31, 2019 and December 31, 2018, the outstanding balance of the 7.375% 2023 Notes was $111,005 (net of unamortized debt issue costs and premium of $1,548) and $109,872 (net of unamortized debt issuance costs and premium of $1,656), respectively. For the three months ended March 31, 2019, interest expense on the 7.375% 2023 Notes totaled $2,155.

(e) $100,893 Senior Notes Payable due September 30, 2023

At March 31, 2019, the Company had $100,893 senior notes due in September 2023 (“6.875% 2023 Notes”), interest payable quarterly at 6.875%. In September 2018, the Company issued $100,050 of the 6.875% 2023 Notes and during the three months ended March 31, 2019, the Company issued an additional $843 of the 6.875% 2023 Notes pursuant to the December 2018 Sales Agreement. The 6.875% 2023 Notes are unsecured and due and payable in full on September 30, 2023. In connection with the issuance of the 6.875% 2023 Notes, the Company received net proceeds of $99,392 (after underwriting commissions, fees and other issuance costs of $1,501). At March 31, 2019 and December 31, 2018, the outstanding balance of the 6.875% 2023 Notes was $99,558 (net of unamortized debt issue costs of $1,335) and $98,639 (net of unamortized debt issuance costs and premium of $1,411), respectively. For the three months ended March 31, 2019, interest expense on the 6.875% 2023 Notes totaled $1,799.

(f) At Market Issuance Sales Agreement to Issue Up to Aggregate of $75,000 of 6.875% 2023 Notes, 7.375% 2023 Notes, 7.25% 2027 Notes, 7.50% 2027 Notes or 7.50% 2021 Notes

During 2017 and 2018, the Company entered into a series of related At the Market Issuance Sales Agreements (the “Sales Agreements”) with B. Riley FBR, Inc. governing an ongoing program of at-the-market sales of the Company’s senior notes. The Company filed prospectus supplements under which the Company sold the senior notes on June 28, 2017, December 19, 2017, April 25, 2018, June 5, 2018 and December 18, 2018. Each of these prospectus supplements was filed pursuant to an effective Registration Statement on Form S-3. The Company’s most recent Sales Agreement was entered into on December 18, 2018 (the “December 2018 Sales Agreement”), and under the related prospectus supplement, the Company may offer and sell up to $75,000 of the senior notes. As of March 31, 2019, the Company had $ 70,014 remaining availability under the December 2018 Sales Agreement.

Other Notes Payable

Notes payable include notes payable to a clearing organization for one of the Company’s broker dealers. The notes payable accrue interest at rates set at each anniversary date ranging from the prime rate plus 0.25% to 2.0% (5.25% to 6.50% at March 31, 2019) payable annually. The principal payments on the notes payable are due annually in the amount of $357 on January 31, $214 on September 30, and $121 on October 31. The notes payable mature at various dates from September 30, 2019 through January 31, 2022. At March 31, 2019 and December 31, 2018, the outstanding balance for the notes payable was $1,193 and $1,550, respectively. Interest expense was $23 and $28 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 12—REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from contracts with customers by reportable segment for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31, 2019
	Reportable Segment
				Principal
				Investments -
	Capital	Auction and	Valuation and	United Online
	Markets	Liquidation	Appraisal	and magicJack	Total
Revenue from contracts with customers:
Corporate finance, consulting and investment banking fees	$17,836	$—	$—	$—	$17,836
Wealth and asset management fees	17,535	—	—	—	17,535
Commissions, fees and reimbursed expenses	10,897	7,633	8,583	—	27,113
Subscription services	—	—	—	22,398	22,398
Service contract revenues	—	13,076	—	—	13,076
Advertising and other	—	—	—	5,137	5,137
Total revenues from contracts with customers	46,268	20,709	8,583	27,535	103,095

Interest income - Securities lending	9,330	—	—	—	9,330
Trading income on investments	23,381	—	—	—	23,381
Other	6,322	—	—	—	6,322
Total revenues	$85,301	$20,709	$8,583	$27,535	$142,128

	Three Months Ended March 31, 2018
	Reportable Segment
				Principal
	Capital	Auction and	Valuation and	Investments -
	Markets	Liquidation	Appraisal	United Online	Total

Corporate finance, consulting and investment banking fees	$20,966	$—	$—	$—	$20,966
Wealth and asset management fees	19,170	—	—	—	19,170
Commissions, fees and reimbursed expenses	10,689	7,342	8,520	—	26,551
Subscription services	—	—	—	9,141	9,141
Service contract revenues	—	8,175	—	—	8,175
Advertising and other	—	—	—	2,271	2,271
Total revenues from contracts with customers	50,825	15,517	8,520	11,412	86,274

Interest income - Securities lending	7,291	—	—	—	7,291
Trading loss on investments	(3,499)	—	—	—	(3,499)
Other	5,712	—	—	—	5,712
Total revenues	$60,329	$15,517	$8,520	$11,412	$95,778

Contract Balances

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. Receivables related to revenues from contracts with customers totaled $43,975 and $42,123 at March 31, 2019 and December 31, 2018, respectively. The Company had no significant impairments related to these receivables during the three months ended March 31, 2019. The Company’s deferred revenue primarily relates to retainer and milestone fees received from corporate finance and investment banking advisory engagements, asset management agreements, Valuation and Appraisal engagements and subscription services where the performance obligation has not yet been satisfied. Deferred revenue at March 31, 2019 and December 31, 2018 was $69,959 and $69,066, respectively. During the three months ended March 31, 2019 and 2018, the Company recognized revenue of $13,234 and $1,975 that was recorded as deferred revenue at the beginning of the respective periods.

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

The capitalized costs to fulfill a contract were $2,582 and $2,920 at March 31, 2019 and December 31, 2018, respectively, and are recorded in prepaid expenses and other assets in the condensed consolidated balance sheets. For the three months ended March 31, 2019 and 2018, the Company recognized expenses of $601 and $455 related capitalized costs to fulfill a contract, respectively. There were no significant impairment charges recognized in relation to these capitalized costs during the three months ended March 31, 2019 and 2018.

Remaining Performance Obligations and Revenue Recognized from Past Performance

The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at March 31, 2019. Corporate finance and investment banking fees and retail liquidation engagement fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at March 31, 2019.

NOTE 13— INCOME TAXES

The Company’s effective income tax rate was a provision of 28.0% and 17.0% for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, the Company had federal net operating loss carryforwards of approximately $60,637 and state net operating loss carryforwards of $65,740. The Company’s federal net operating loss carryforwards will expire in the tax years commencing in December 31, 2029 through December 31, 2034. The state net operating loss carryforwards will expire in the tax years commencing in December 31, 2029.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss, capital loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company’s net operating losses are subject to annual limitations in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of March 31, 2019, the Company believes that the existing net operating loss carryforwards will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided a valuation allowance. The Company does not believe that it is more likely than not that the Company will be able to utilize the benefits related to capital loss carryforwards and has provided a valuation allowance in the amount of $61,127 against these deferred tax assets.

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

NOTE 14— EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Basic common shares outstanding exclude 387,365 common shares in 2019 and 453,365 common shares in 2018 that are held in escrow and subject to forfeiture. The common shares held in escrow includes 387,365 common shares that are subject to forfeiture to indemnify the Company for certain representations and warranties in connection with the acquisition of Wunderlich, and in 2018 excluded 66,000 common shares held in escrow issued to the former members of Great American Group, LLC that were subject to forfeiture upon the final settlement of claims for goods held for sale in connection with the transaction with Alternative Asset Management Acquisition Corp. in 2009. In August 2018, the shares held in escrow issued to the former members of Great American Group, LLC were released and 21,233 of the 66,000 shares held in escrow were cancelled to satisfy the resolution of escrow claims. The shares that remain in escrow are subject to forfeiture upon the final settlement of claims as more fully described in the related escrow instructions. Dilutive common shares outstanding includes contingently issuable shares that are currently in escrow and subject to release if the conditions for the final settlement of claims in accordance with the escrow instructions were satisfied at the end of the respective years. Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net income per share for the three months ended March 31, 2019 and 2018 were 1,952,868 and 1,834,422, respectively, because to do so would have been anti-dilutive.

Basic and diluted earnings per share was calculated as follows:

	Three Months Ended
	March 31,
	2019	2018
Net income attributable to B. Riley Financial, Inc.	$8,023	$4,503

Weighted average shares outstanding:
Basic	26,217,215	26,219,277
Effect of dilutive potential common shares:
Restricted stock units and warrants	352,938	750,732
Contingently issuable shares	117,378	301,810
Diluted	26,687,531	27,271,819

Basic income per share	$0.31	$0.17
Diluted income per share	$0.30	$0.17

NOTE 15 — COMMITMENTS AND CONTINGENCIES

(a) Letter of Credits

At March 31, 2019, there were letter of credits outstanding totaling $7,491 related to one retail engagement in the Auction and Liquidation segment and three letter of credits related to the Principal Investments — United Online and magicJack segment. At March 31, 2018, there were letter of credits in the amount of $18,505 related to three retail liquidation engagements.

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

In connection with the Merger Agreement, B. Riley and Vintage RTO, L.P., an affiliate of Vintage Parent (“Vintage Merger Guarantor”), entered into a Limited Guarantee dated as of June 17, 2018 (the “Limited Guarantee”), in favor of Rent-A-Center, pursuant to which B. Riley and Vintage Merger Guarantor (together, the “Merger Guarantors”) agreed to guarantee, jointly and severally, to Rent-A-Center the payment, performance and discharge of all of the liabilities and obligations of Vintage Parent and Merger Sub under the Merger Agreement when required in accordance with the Merger Agreement (the “Guaranteed Obligations”), including without limitation, (i) termination fees in the amount of $126.5 million due to Rent-A-Center if the Merger Agreement is properly terminated (the “Termination Fee”); and (ii) reimbursement and indemnification obligations when required (collectively, the “Guarantee Obligations”), provided, that the liability under the Limited Guarantee shall not exceed $128.5 million.

In connection with the execution of the Limited Guarantee, the Company entered into a Mutual Indemnity/Contribution Agreement, dated as of June 17, 2018 (the “Mutual Indemnity Agreement”), with the Vintage Merger Guarantor and Samjor Family, LP (collectively, the “Vintage Indemnity Parties”). Under the Mutual Indemnity Agreement, the Vintage Indemnity Parties agreed, jointly and severally, to indemnify and hold harmless B. Riley and its affiliates from damages and liabilities arising out of the Guarantee Obligations, other than those caused B. Riley’s failure to fund under their debt or equity commitments.

On December 18, 2018, Rent-A-Center purported to terminate the Merger Agreement because the end date of the agreement was allegedly not extended prior to December 17, 2018 by Vintage Parent. Rent-A-Center delivered notice of such termination to Vintage Parent, and notified Vintage Parent of its obligation under the terms of the Merger Agreement to pay Rent-A-Center the Termination Fee within three business days. On December 18, 2018, Vintage Capital Management, LLC, an affiliate of Vintage Parent (“Vintage Capital”), delivered a letter to Rent-A-Center stating that Rent-A-Center’s purported termination of the Merger Agreement is invalid, that it believes the Merger Agreement remains in effect.  On December 21, 2018, Vintage Capital filed a complaint in the Court of Chancery of the State of Delaware (the “Court”) challenging Rent-A-Center’s purported termination of the Merger Agreement and demand for payment of the Termination Fee. The relief sought by Vintage Capital includes declaratory judgements that the Merger Agreement has not been terminated and remains in full force and effect, that Rent-A-Center has breached its obligations under the Merger Agreement and is not excused from failing to comply with its obligations thereunder and that the Termination Fee is an unenforceable penalty. On December 28, 2018, Rent-A-Center provided each of B. Riley and the Vintage Merger Guarantor with a written request under the Limited Guarantee (a “Performance Demand”), to promptly, and in any event within ten (10) Business Days, pay to Rent-A-Center the Guaranteed Obligations (including the Termination Fee) in full. On December 30, 2018, B. Riley filed a motion in the Court to intervene in the above referenced case filed by Vintage Capital pursuant to which B. Riley is seeking declaratory judgments, among other things, that the parties agreed to extend the End Date under the Merger Agreement and that Rent-A-Center is estopped from terminating the Merger Agreement, that Rent-A-Center has breached the Merger Agreement and its obligations of good faith and fair dealing in connection with consummating the Merger, and that the Termination Fee is an unenforceable penalty. On February 11th and 12th, a trial was held, post-trial briefs were filed on February 22, 2019 and March 1, 2019, and a post-trial hearing was held on March 11, 2019. On March 14, 2019, the Court issued its Opinion concluding that Rent-A-Center’s termination of the merger agreement was valid and did not rule on the enforceability of the payment of the Termination Fee. The parties submitted supplemental briefs as well as reply briefs on that issue.  On April 22, 2019, the parties announced an agreement in principal to settle the matter and on April 25, 2019 signed a settlement agreement including a release of claims.  The Company is not making any financial contribution in connection with the settlement.

On August 11, 2017, a putative class action lawsuit titled Freedman v. magicJack VocalTec Ltd. et al., Case 9-17-cv-80940, was filed against magicJack and its Board of Directors in the United States District Court for the Southern District of Florida (Case No: 9:17-cv-80940-RLR). The complaint alleges claims against magicJack and the members of its Board of Directors as well as two former members for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, arising from proxy statements issued in connection with magicJack’s April 19, 2017 shareholders meeting and magicJack’s July 31, 2017 shareholders meeting that allegedly misrepresented material facts concerning the “true value” of Broadsmart Global, Inc and its future prospects in order that the individual defendants could entrench themselves and extract unwarranted compensation from magicJack in connection with their attempt to sell the company. In January 2018, the plaintiff filed an Amended Complaint. On February 16, 2018, magicJack and all of the individual defendants filed a motion to dismiss the Amended Complaint. On August 9, 2018, the Court issued an order dismissing the amended complaint without prejudice, giving the plaintiff until August 21, 2018 to file an amended complaint. Thereafter, the plaintiff filed a second amended complaint. On August 20, 2018, magicJack filed a motion to dismiss the second amended complaint. Pursuant to a schedule set by the Court, all papers with respect to the motion were filed by September 28, 2018. On November 21, 2018, the court issued an order granting the motion to dismiss with prejudice. The plaintiff has filed Notice of Appeal with the U.S. Court of Appeals for the 11th Circuit, and, on January 30, 2019, filed a brief with the appeals court. The Company’s brief in opposition was filed on April 19, 2019. The Company cannot estimate the amount of potential liability, if any, that could arise from this matter.

In June 2018, Galilee Acquisition LLC f/k/a Sutton View Acquisition LLC (“GAL”) filed a complaint, served the following month, (case No.:50-2018-CA-007976-XXXX-MB) in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against magicJack Vocaltec Ltd. alleging a claim for negligent misrepresentation. The complaint alleges that magicJack provided false, material information to the plaintiff concerning its business, including information related to the operations, revenue projections, profit projections and growth forecast of Broadsmart. It alleges that the plaintiff relied on the information provided in determining whether to pursue acquiring magicJack and to incur the cost of conducting due diligence. The suit seeks an unspecified amount of damages. magicJack disputes GAL’s claims and intends to vigorously defend the action. magicJack filed a motion to dismiss on September 4, 2018, which remains pending. On April 4, 2019, the plaintiff’s counsel advised the court that it intends to file an amended complaint, and the court gave the plaintiff 30 days from that date to file such amended complaint. The Company cannot estimate the amount of potential liability, if any, that could arise from this matter.

On January 5, 2017, complaints filed in November 2015 and May 2016 naming MLV & Co. (“MLV”), a broker-dealer subsidiary of FBR, as a defendant in putative class action lawsuits alleging claims under the Securities Act, in connection with the offerings of Miller Energy Resources, Inc. (“Miller”) have been consolidated. The Master Consolidated Complaint, styled Gaynor v. Miller et al., is pending in the United States District Court for the Eastern District of Tennessee, and, like its predecessor complaints, continues to allege claims under Sections 11 and 12 of the Securities Act against nine underwriters for alleged material misrepresentations and omissions in the registration statement and prospectuses issued in connection with six offerings (February 13, 2013; May 8, 2013; June 28, 2013; September 26, 2013; October 17, 2013 (as to MLV only) and August 21, 2014) with an alleged aggregate offering price of approximately $151,000. The plaintiffs seek unspecified compensatory damages and reimbursement of certain costs and expenses. In August 2017, the Court granted Defendant’s Motion to Dismiss on Section 12 claims and found that the plaintiffs had not sufficiently alleged a corrective disclosure prior to August 6, 2015, when an SEC civil action was announced. Defendants’ answer was filed on September 25, 2017. Plaintiffs have filed motions for class certification and to remand the case to state court following a positive ruling in an unrelated case by the U.S. Supreme Court. Although MLV is contractually entitled to be indemnified by Miller in connection with this lawsuit, Miller filed for bankruptcy in October 2015 and this likely will decrease or eliminate the value of the indemnity that MLV receives from Miller. The Court has ordered mediation before a federal magistrate which is expected to be scheduled during May or early June 2019.

In February 2017, certain former employees filed an arbitration claim with FINRA against WSI alleging misrepresentations in the recruitment of claimants to join WSI. Claimants also allege that WSI failed to support their mortgage trading business resulting in the loss of opportunities during their employment with WSI. Claimants are seeking $10,000 in damages. WSI has counterclaimed alleging that claimants misrepresented their process for doing business, particularly their capital needs, resulting in substantial losses to WSI. WSI believes the claims are meritless and intends to vigorously defend the action. Arbitration hearings concluded in April 2019 and the Company expects to receive the arbitrators’ decision in the near future.

In March 2017, United Online, Inc. received a letter from PeopleConnect, Inc. (formerly, Classmates, Inc.) (“Classmates”) regarding a notice of investigation received from the Consumer Protection Divisions of the District Attorneys’ offices of four California counties (“California DAs”). These entities suggest that Classmates may be in violation of California codes relating to unfair competition, false or deceptive advertising, and auto-renewal practices. Classmates asserts that these claims are indemnifiable claims under the purchase agreement between United Online, Inc. and the buyer of Classmates. A tolling agreement with certain California District Attorneys has been signed and informal discovery and production is in process. Discussions regarding resolution of this matter with the California DAs is ongoing. At the present time, management believes the financial impact to the Company, if any, is not expected to be material.

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

Historically, magicJack has from time to time received Letters of Inquiry from the Bureau of the Federal Communications Commission (“FCC”) regarding the nature of its Core Consumer product offering. magicJack has promptly responded to all inquiries received. As it has previously disclosed, magicJack believes that under current regulations it is not an interconnected VoIP provider subject to FCC regulations. To date, it has not received any formal notice from the FCC of any enforcement action. The Company intends to vigorously defend itself if an enforcement action is initiated. The Company, however, cannot be sure of the ultimate outcome of any possible FCC action and cannot estimate the likelihood of liability or the amount of potential assessments, if any, that could arise.

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

magicJack is currently under examination for potential state tax liabilities in some states and local jurisdictions. magicJack has offered to settle a state examination for payment of $1,150 and the agreement to remit certain taxes on a prospective basis but magicJack has not reached an agreement with the state on this matter.

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

NOTE 16— SHARE-BASED PAYMENTS

(a) Amended and Restated 2009 Stock Incentive Plan

Share-based compensation expense for restricted stock units under the Company’s Amended and Restated 2009 Stock Incentive Plan (the “Plan”) was $1,726 and $1,110 for the three months ended March 31, 2019 and 2018, respectively.

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

As of March 31, 2019, the expected remaining unrecognized share-based compensation expense of $9,089 will be expensed over a weighted average period of 1.8 years.

A summary of equity incentive award activity for the three months ended March 31, 2019 was as follows:

		Weighted
		Average
	Shares	Fair Value
Nonvested at January 1, 2019	896,817	$16.94
Vested	(65,634)	11.82
Nonvested at March 31, 2019	831,183	$17.34

The total fair value of shares vested during the three months ended March 31, 2019 was $776.

(b) Amended and Restated FBR & Co. 2006 Long-Term Stock Incentive Plan

In connection with the acquisition of FBR on June 1, 2017, the equity awards previously granted or available for issuance under the FBR & Co. 2006 Long-Term Stock Incentive Plan (the “FBR Stock Plan”) may be issued under the Plan. During the three months ended March 31, 2019, the Company granted restricted stock units representing 4,544 shares of common stock with a total grant date fair value of $71 under the FBR Stock Plan. For the three months ended March 31, 2019 and 2018, share-based compensation expense in connection with the FBR Stock Plan restricted stock awards was $767 and $1,448, respectively. As of March 31, 2019, the expected remaining unrecognized share-based compensation expense of $6,397 will be expensed over a weighted average period of 1.8 years.

A summary of equity incentive award activity for the three months ended March 31, 2019 was as follows:

		Weighted
		Average
	Shares	Fair Value
Nonvested at January 1, 2019	689,430	$17.64
Granted	4,544	15.66
Vested	(56,234)	15.77
Forfeited	(43,620)	15.75
Nonvested at March 31, 2019	594,120	$17.94

The per-share weighted average grant-date fair value of restricted stock units was $15.66 during the three months ended March 31, 2019. There were 56,234 restricted stock units with a fair value of $887 that vested during the three months ended March 31, 2019 under the FBR Stock Plan.

NOTE 17— NET CAPITAL REQUIREMENTS

B. Riley FBR, MLV and B. Riley Wealth Management (“BRWM”), the Company’s broker-dealer subsidiaries, are registered with the SEC as broker-dealers and are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company’s broker-dealer subsidiaries are subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the subsidiaries to maintain minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of March 31, 2019, B. Riley FBR had net capital of $102,265, which was $100,574 in excess of its required net capital of $1,692; MLV had net capital of $725, which was $625 in excess of its required net capital of $100; and BRWM had net capital of $4,972, which was $4,440 in excess of its required net capital of $532.

NOTE 18— RELATED PARTY TRANSACTIONS

At March 31, 2019, amounts due from related parties include $77 from GACP I, L.P. (“GACP I”) and $750 from GACP II, L.P. (“GACP II”) for management fees and other operating expenses and $1,138 due from CA Global Partners (“CA Global”) for operating expenses related to wholesale and industrial liquidation engagements managed by CA Global on behalf of GA Global Ptrs. At December 31, 2018, amounts due from related parties include $193 from GACP I, $724 from GACP II, and $812 from CA Global for management fees, incentive fees and other operating expenses.

NOTE 19— BUSINESS SEGMENTS

The Company’s business is classified into the Capital Markets segment, Auction and Liquidation segment, Valuation and Appraisal segment and Principal Investments — United Online and magicJack segment. These reportable segments are all distinct businesses, each with a different marketing strategy and management structure.

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended
	March 31,
	2019	2018
Capital Markets segment:
Revenues - Services and fees	$75,971	$53,038
Interest income - Securities lending	9,330	7,291
Total revenues	85,301	60,329
Selling, general and administrative expenses	(63,389)	(53,639)
Restructuring recovery (charge)	29	(255)
Interest expense - Securities lending	(6,804)	(5,168)
Depreciation and amortization	(1,276)	(1,564)
Segment income (loss)	13,861	(297)
Auction and Liquidation segment:
Revenues - Services and fees	20,709	15,517
Direct cost of services	(6,274)	(4,576)
Cost of goods sold	(14)	(1)
Selling, general and administrative expenses	(2,915)	(2,881)
Depreciation and amortization	(2)	(8)
Segment income	11,504	8,051
Valuation and Appraisal segment:
Revenues - Services and fees	8,583	8,520
Direct cost of services	(4,421)	(4,198)
Selling, general and administrative expenses	(2,766)	(2,345)
Depreciation and amortization	(33)	(49)
Segment income	1,363	1,928
Principal Investments - United Online and magicJack segment:
Revenues - Services and fees	26,590	11,374
Revenues - Sale of goods	945	38
Total revenues	27,535	11,412
Direct cost of services	(7,842)	(2,878)
Cost of goods sold	(1,105)	(40)
Selling, general and administrative expenses	(7,020)	(1,958)
Depreciation and amortization	(3,463)	(1,679)
Restructuring charge	(176)	—
Segment income	7,929	4,857
Consolidated operating income from reportable segments	34,657	14,539

Corporate and other expenses (including restructuring recovery of $38 during the three months ended March 31, 2018.)	(9,679)	(3,937)
Interest income	637	128
Loss on equity investments	(3,762)	(672)
Interest expense	(10,770)	(4,227)
Income before income taxes	11,083	5,831
Provision for income taxes	(3,104)	(989)
Net income	7,979	4,842
Net (loss) income attributable to noncontrolling interests	(44)	339
Net income attributable to B. Riley Financial, Inc.	$8,023	$4,503

The following table presents revenues by geographical area:

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Revenues - Services and fees:
North America	$131,777	$87,733
Australia	15	—
Europe	61	454
Total Revenues - Services and fees	$131,853	$88,187

Revenues - Sale of goods
North America	$945	$38

Revenues - Interest income - Securities lending:
North America	$9,330	$7,553

Total Revenues:
North America	$142,052	$95,324
Australia	15	—
Europe	61	454
Total Revenues	$142,128	$95,778

The following table presents long-lived assets, which consists of property and equipment and other assets, by geographical area:

	As of	As of
	March 31,	December 31,
	2019	2018
Property and equipment, net:
North America	$15,634	$15,489
Europe	10	34
Total	$15,644	$15,523

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

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: volatility in our revenues and results of operations; changing conditions in the financial markets; our ability to generate sufficient revenues to achieve and maintain profitability; the short term nature of our engagements; the accuracy of our estimates and valuations of inventory or assets in “guarantee” based engagements; competition in the asset management business; potential losses related to our auction or liquidation engagements; our dependence on communications, information and other systems and third parties; potential losses related to purchase transactions in our auction and liquidations business; the potential loss of financial institution clients; potential losses from or illiquidity of our proprietary investments; changing economic and market conditions; potential liability and harm to our reputation if we were to provide an inaccurate appraisal or valuation; potential mark-downs in inventory in connection with purchase transactions; failure to successfully compete in any of our segments; loss of key personnel; our ability to borrow under our credit facilities or at-the-market offering as necessary; failure to comply with the terms of our credit agreements or senior notes; our ability to meet future capital requirements; our ability to realize the benefits of our completed acquisitions, including our ability to achieve anticipated opportunities and operating cost savings, and accretion to reported earnings estimated to result from completed and proposed acquisitions in the time frame expected by management or at all; the reaction to the magicJack VocalTec Ltd. (“magicJack”) acquisition of our and magicJack’s customers, employees and counterparties; and the diversion of management time on acquisition-related issues. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview

General

B. Riley Financial, Inc. (NASDAQ: RILY) and its subsidiaries provide collaborative financial services and solutions through several operating subsidiaries including:

●	B. Riley FBR, Inc. (“B. Riley FBR”) is a leading, full service investment bank providing financial advisory, corporate finance, research, securities lending and sales and trading services to corporate, institutional and high net worth individual clients. B. Riley FBR was formed in November 2017 through the merger of B. Riley & Co, LLC and FBR Capital Markets & Co., which the Company acquired in June 2017; the name of the combined broker dealer was subsequently changed to B. Riley FBR, Inc.

●	B. Riley Wealth Management, Inc provides comprehensive wealth management and brokerage services to individuals and families, corporations and non-profit organizations, including qualified retirement plans, trusts, foundations and endowments. B. Riley Wealth Management was formerly Wunderlich Securities, Inc., which the Company acquired on July 3, 2017 and changed the name in June 2018.

●	B. Riley Capital Management, LLC, a Securities and Exchange Commission (“SEC”) registered investment advisor, which includes:

●	B. Riley Asset Management, an advisor to certain private funds and to institutional and high net worth investors;

●	Great American Capital Partners, LLC (“GACP”), the general partner of two private funds, GACP I, L.P. and GACP II, L.P., both direct lending funds that provide senior secured loans and second lien secured loan facilities to middle market public and private U.S. companies.

●	GlassRatner Advisory & Capital Group LLC (“GlassRatner”), a specialty financial advisory services firm that provides consulting services to shareholders, creditors and companies, including due diligence, fraud investigations, corporate litigation support, crisis management and bankruptcy services. We acquired GlassRatner on August 1, 2018. GlassRatner strengthens B. Riley’s diverse platform and compliments the restructuring services provided by B. Riley FBR.

●	Great American Group, LLC, a leading provider of asset disposition and auction solutions to a wide range of retail and industrial clients.

●	Great American Group Advisory and Valuation Services, LLC, a leading provider of appraisal and valuation services for asset based lenders, private equity firms and corporate clients.

We also pursue a strategy of investing in or acquiring companies which we believe have attractive investment return characteristics. We acquired United Online, Inc. (“UOL”) on July 1, 2016 and magicJack VocalTec Ltd. (“magicJack”) on November 14, 2018 as part of our principal investment strategy.

●	UOL is a communications company that offers consumer subscription services and products, consisting of Internet access services and devices under the NetZero and Juno brands primarily sold in the United States.

●	magicJack is a Voice over IP (“VoIP”) cloud-based technology and services communications provider.

We are headquartered in Los Angeles with offices in major cities throughout the United States including New York, Chicago, Boston, Dallas, Memphis, Metro Washington D.C and West Palm Beach.

For financial reporting purposes we classify our businesses into four operating segments: (i) Capital Markets, (ii) Auction and Liquidation, (iii) Valuation and Appraisal and (iv) Principal Investments – United Online and magicJack.

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

Recent Developments

As previously disclosed, on June 17, 2018, B. Riley Financial, Inc. (the “Company” or “B. Riley”) entered into certain agreements pursuant to which B. Riley agreed to provide certain debt and equity funding and other support in connection with the acquisition (the “Acquisition”) by Vintage Rodeo Parent, LLC (the “Vintage Parent”), of Rent-A-Center, Inc. (“Rent-A-Center”), contemplated by that certain merger agreement dated as of June 17, 2018, by and among Vintage Parent, Vintage Rodeo Acquisition, Inc. a wholly owned subsidiary of Vintage Parent (the “Merger Sub” or the “Borrower”), and Rent-A-Center (the “Merger Agreement”). In connection therewith, B. Riley and Vintage RTO, L.P., an affiliate of Vintage Parent (“Vintage Merger Guarantor”), entered into a Limited Guarantee dated as of June 17, 2018 (the “Limited Guarantee”), in favor of Rent-A-Center, pursuant to which B. Riley and Vintage Merger Guarantor (together, the “Merger Guarantors”) agreed to guarantee, jointly and severally, to Rent-A-Center the payment, performance and discharge of all of the liabilities and obligations of Vintage Parent and Merger Sub under the Merger Agreement when required in accordance with the Merger Agreement (the “Guaranteed Obligations”), including without limitation, (i) termination fees in the amount of $126.5 million due to Rent-A-Center if the Merger Agreement is properly terminated (the “Termination Fee”); and (ii) reimbursement and indemnification obligations when required (collectively, the “Guarantee Obligations”), provided, that the liability under the Limited Guarantee shall not exceed $128.5 million. In connection with the execution of the Limited Guarantee, the Company entered into a Mutual Indemnity/Contribution Agreement, dated as of June 17, 2018 (the “Mutual Indemnity Agreement”), with the Vintage Merger Guarantor and Samjor Family, LP (collectively, the “Vintage Indemnity Parties”). Under the Mutual Indemnity Agreement, the Vintage Guarantors agreed, jointly and severally, to indemnify and hold harmless B. Riley and its affiliates from damages and liabilities arising out of the Guarantee Obligations, other than those caused B. Riley’s failure to fund under their debt or equity commitments.

On December 18, 2018, Rent-A-Center purported to terminate the Merger Agreement because the end date of the agreement was allegedly not extended prior to December 17, 2018 by Vintage Parent. Rent-A-Center delivered notice of such termination to Vintage Parent, and notified Vintage Parent of its obligation under the terms of the Merger Agreement to pay Rent-A-Center the Termination Fee within three business days.  On December 21, 2018, Vintage Capital filed a complaint in the Court of Chancery of the State of Delaware (the “Court”) challenging Rent-A-Center’s purported termination of the Merger Agreement and demand for payment of the Termination Fee. On December 28, 2018, Rent-A-Center provided each of B. Riley and the Vintage Merger Guarantor with a written request under the Limited Guarantee (a “Performance Demand”), to promptly, and in any event within ten (10) Business Days, pay to Rent-A-Center the Guaranteed Obligations (including the Termination Fee) in full.  On February 11th and 12th, a trial was held in Delaware, and a post-trial hearing was held on March 11, 2019. On March 14, 2019, the Court issued its Opinion concluding that Rent-A-Center’s termination of the merger agreement was valid and did not rule on the enforceability of the payment of the Termination Fee. The parties submitted supplemental briefs as well as reply briefs on that issue.  On April 22, 2019, the parties announced an agreement in principal to settle the matter and on April 25, 2019 signed a settlement agreement including a release of claims.  The Company is not making any financial contribution in connection with the settlement.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, reserves for accounts receivable, the carrying value of goodwill and other intangible assets, fair value measurements, share-based compensation and accounting for income tax valuation allowances can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

On January 1, 2019, the Company adopted Accounting Standards Update 2016-02: Leases (Topic 842) issued by the Financial Accounting Standards Board using the modified retrospective method. The Company elected the ‘package of practical expedients,’ which permits the Company not to reassess under the new standard the Company’s prior conclusions about lease identification, lease classification and initial direct costs therefore we did not restate prior comparative periods. Upon adoption of this standard on January 1, 2019, the Company recognized $67,519 operating lease liabilities with corresponding operating lease right-of-use assets. See Note 2(o) to the accompanying financial statements for additional information on leases.

Results of Operations

The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Condensed Consolidated Statements of Income

(Dollars in thousands)

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
	Amount	%	Amount	%
Revenues:
Services and fees	$131,853	92.8%	$88,449	92.3%
Interest income - Securities lending	9,330	6.6%	7,291	7.6%
Sale of goods	945	0.7%	38	0.0%
Total revenues	142,128	100.0%	95,778	100.0%

Operating expenses:
Direct cost of services	18,537	13.0%	11,652	12.2%
Cost of goods sold	1,119	0.8%	41	0.0%
Selling, general and administrative expenses	90,543	63.7%	68,098	71.1%
Restructuring charge	147	0.1%	217	0.2%
Interest expense - Securities lending	6,804	4.8%	5,168	5.4%
Total operating expenses	117,150	82.4%	85,176	88.9%
Operating income	24,978	17.6%	10,602	11.1%
Other income (expense):
Interest income	637	0.4%	128	0.1%
Loss from equity investments	(3,762)	(2.6%)	(672)	(0.7%)
Interest expense	(10,770)	(7.6%)	(4,227)	(4.4%)
Income before income taxes	11,083	7.8%	5,831	6.1%
Provision for income taxes	(3,104)	(2.2%)	(989)	(1.0%)
Net income	7,979	5.6%	4,842	5.1%
Net (loss) income attributable to noncontrolling interests	(44)	0.0%	339	0.4%
Net income attributable to B. Riley Financial, Inc.	$8,023	5.6%	$4,503	4.7%

Revenues

The table below and the discussion that follows are based on how we analyze our business.

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018		Change
	Amount	%	Amount	%	Amount	%
Revenues - Services and fees:
Capital Markets segment	$75,971	53.4%	$53,038	55.4%	$22,933	43.2%
Auction and Liquidation segment	20,709	14.6%	15,517	16.2%	5,192	33.5%
Valuation and Appraisal segment	8,583	6.0%	8,520	8.9%	63	0.7%
Principal Investments - United Online and magicJack segment	26,590	18.7%	11,374	11.9%	15,216	133.8%
Subtotal	131,853	92.7%	88,449	92.4%	43,404	49.1%

Revenues - Sale of goods:
Principal Investments - United Online and magicJack segment	945	0.7%	38	0.0%	907	n/m

Interest income - Securities lending:
Capital Markets segment	9,330	6.6%	7,291	7.6%	2,039	28.0%
Total revenues	$142,128	100.0%	$95,778	100.0%	$46,350	48.4%

n/m - Not applicable or not meaningful.

Total revenues increased approximately $46.3 million to $142.1 million during the three months ended March 31, 2019 from $95.8 million during the three months ended March 31, 2018. The increase in revenues during the three months ended March 31, 2019 was primarily due to an increase in revenue from services and fees of $43.4 million, an increase in revenue from interest income — securities lending of $2.0 million and increase in revenue from sale of goods of $0.9 million. The increase in revenue from services and fees of $43.4 million in 2019 was primarily due to an increase in revenue of $22.9 million in the Capital Markets segment, $5.2 million in the Auction and Liquidation segment, $0.1 million in the Valuation and Appraisal segment and $15.2 million in the Principal Investments — United Online and magicJack segment.

Revenues from services and fees in the Capital Markets segment increased approximately $23.0 million, to $76.0 million during the three months ended March 31, 2019 from $53.0 million during the three months ended March 31, 2018. The increase in revenues was primarily due to an increase in revenue of $26.9 million from trading gains, an increase in revenue of $8.8 million from consulting fees as a result of the acquisition of GlassRatner on August 1, 2018 and increase in other services revenue of $0.8 million, offset by a decrease in revenue of $11.9 million from investment banking fees and a decrease in revenue of $1.6 million from wealth management services.

Revenues from services and fees in the Auction and Liquidation segment increased $5.2 million, to $20.7 million during the three months ended March 31, 2019 from $15.5 million during the three months ended March 31, 2018. The increase in revenues of $5.2 million was primarily due to an increase in revenues of $5.7 million from services and fees from retail liquidation engagements and a decrease in revenues of $0.5 million from services and fees in our wholesale and industrial auction division.

Revenues from services and fees in the Valuation and Appraisal segment increased $0.1 million, to $8.6 million during the three months ended March 31, 2019 from $8.5 million during the three months ended March 31, 2018.

Revenues from services and fees in the Principal Investments - United Online and magicJack segment increased $15.2 million to $26.6 million during the three months ended March 31, 2019 from $11.4 million during the three months ended March 31, 2018. The increase in revenues from services and fees is as a result of the acquisition of magicJack on November 14, 2018 included in the segment for the three months ended March 31, 2019 of $17.2 million, offset by a decrease in services and fees revenue from UOL of $2.0 million. Management expects revenues from UOL continue to decline year over year. The primary source of revenue included in this segment is subscription services revenue and some advertising and other revenues.

Sale of Goods, Cost of Goods Sold and Gross Margin

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
		Principal			Principal
		Investments -			Investments -
	Auction and	United Online		Auction and	United Online
	Liquidation	and magicJack		Liquidation	and magicJack
	Segment	Segment	Total	Segment	Segment	Total
Revenues - Sale of Goods	$—	$945	$945	$—	$38	$38
Cost of goods sold	14	1,105	1,119	1	40	41
Gross margin on services and fees	$(14)	$(160)	$(174)	$(1)	$(2)	$(3)

Gross margin percentage	(100.0%)	(16.9%)	(18.4%)	(100.0%)	(5.3%)	(7.9%)

Revenues from the sale of goods increased $0.9 million, to $0.9 million during the three months ended March 31, 2019 from less than $0.1 million during the three months ended March 31, 2018. Revenues from sale of goods were primarily attributable to the sale of magicJack devices that are sold in connection with VoIP services and, to a lesser extent, sale of mobile broadband devices from UOL that are sold in connection with the mobile broadband services. Cost of goods sold for the three months ended March 31, 2019 was $1.1 million, resulting in a gross margin of ($0.2) million or (18.4%).

Operating Expenses

Direct Cost of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
			Principal				Principal
			Investments -				Investments -
	Auction and	Valuation and	United Online		Auction and	Valuation and	United Online
	Liquidation	Appraisal	and magicJack		Liquidation	Appraisal	and magicJack
	Segment	Segment	Segment	Total	Segment	Segment	Segment	Total
Revenues - Services and fees	$20,709	$8,583	$26,590		$15,517	$8,520	$11,374
Direct cost of services	6,274	4,421	7,842	$18,537	4,576	4,198	2,878	$11,652
Gross margin on services and fees	$14,435	$4,162	$18,748		$10,941	$4,322	$8,496

Gross margin percentage	69.7%	48.5%	70.5%		70.5%	50.7%	74.7%

Total direct costs increased approximately $6.9 million, to $18.5 million during the three months ended March 31, 2019 from $11.7 million during the three months ended March 31, 2018. Direct costs of services increased by $1.7 million in the Auction and Liquidation segment, an increase of $5.0 million in the Principal Investments — United Online and magicJack segment and an increase of $0.2 million in the Valuation and Appraisal segment. The increase in direct costs in the Auction and Liquidation segment was primarily due to mix of engagement types performed during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase in direct costs in the Principal Investments — United Online and magicJack segment was primarily as a result of the acquisition of magicJack on November 14, 2018. The increase in direct costs of services in the Valuation and Appraisal segment was primarily due to an increase in payroll and related expenses in 2019 as compared to the same period in 2018.

Auction and Liquidation

Gross margin in the Auction and Liquidation segment for services and fees decreased to 69.7% of revenues during the three months ended March 31, 2019, as compared to 70.5% of revenues during the three months ended March 31, 2018. The decrease in margin in the Auction and Liquidation segment is due to the mix of engagement types between guarantee and commission and fees engagements performed during the three months ended March 31, 2019 as compared to the prior year period.

Valuation and Appraisal

Gross margins in the Valuation and Appraisal segment decreased to 48.5% of revenues during the three months ended March 31, 2019 as compared to 50.7% of revenues during the three months ended March 31, 2018. The decrease in gross margin in the Valuation and Appraisal segment is primarily due to increase in payroll and related expenses.

Principal Investments — United Online and magicJack

Gross margins in the Principal Investments-United Online and magicJack segment decreased to 70.5% of revenues during the three months ended March 31, 2019 as compared to 74.7% of revenues during the three months ended March 31, 2018. The decrease in margin in the Principal Investments — United Online and magicJack segment is primarily due to the mix of revenues of services and fees and as a result of the acquisition of magicJack on November 14, 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended March 31, 2019 and 2018 were comprised of the following:

Selling, General and Administrative Expenses

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$64,665	71.4%	$55,203	81.1%	$9,462	17.1%
Auction and Liquidation segment	2,917	3.2%	2,889	4.3%	28	1.0%
Valuation and Appraisal segment	2,799	3.1%	2,394	3.5%	405	16.9%
Principal Investments - United Online and magicJack segment	10,483	11.6%	3,637	5.3%	6,846	188.2%
Corporate and Other segment	9,679	10.7%	3,937	5.8%	5,742	145.8%
Total selling, general & administrative expenses	$90,543	100.0%	$68,060	100.0%	$22,483	33.0%

Total selling, general and administrative expenses increased approximately $22.4 million, to $90.5 million during the three months ended March 31, 2019 from $68.1 million for the three months ended March 31, 2018. The increase of approximately $22.4 million in selling, general and administrative expenses was due to an increase of $9.5 million in the Capital Markets segment, $0.4 million in the Valuation and Appraisal segment, $6.8 million in the Principal Investments — United Online and magicJack segment and $5.7 million in the Corporate and Other segment.

Capital Markets

Selling, general and administrative expenses in the Capital Markets segment increased by $9.5 million to $64.7 million during the three months ended March 31, 2019 from $55.2 million during the three months ended March 31, 2018. The increase in selling, general and administrative expenses in the Capital Markets segment was primarily due to an increase in professional and consulting fees in the first quarter of 2019 compared to the same period in 2018.

Auction and Liquidation

Selling, general and administrative expenses in the Auction and Liquidation segment was $2.9 million during the three months ended March 31, 2019 and 2018.

Valuation and Appraisal

Selling, general and administrative expenses in the Valuation and Appraisal segment increased $0.4 million to $2.8 million during the three months ended March 31, 2019 from $2.4 million for the three months ended March 31, 2018. The increase of $0.4 million was primarily due to an increase in payroll and related expenses.

Principal Investments - United Online and magicJack

Selling, general and administrative expenses in the Principal Investments — United Online and magicJack segment increased $6.8 million to $10.5 million for the three months ended March 31, 2019 from $3.6 million for the three months March 31, 2018. The increase in selling, general and administrative expenses in the Principal Investments – United Online and magicJack segment is due to the acquisition of magicJack on November 14, 2018. magicJack’s selling, general and administrative expenses included in the segment for the three months ended March 31, 2019 was $6.4 million.

Corporate and Other

Selling, general and administrative expenses for the Corporate and Other segment increased approximately $5.7 million to $9.7 million during the three months ended March 31, 2019 from $4.0 million for the three months ended March 31, 2018. The increase of expenses in the Corporate and Other segment for the three months ended March 31, 2019 was primarily due to an increase of $5.3 in professional fees and an increase of $0.4 million in payroll and related expenses.

Restructuring Charge. During the three months ended March 31, 2019, we incurred restructuring charge of $0.1 million, which was primarily related to severance costs related to a reduction in personnel at magicJack as a result of the acquisition of magicJack on November 14, 2018. Restructuring charge of $0.2 million during the three months ended March 31, 2018 was primarily comprised of lease loss accruals in the planned consolidation of office space related to operations in the Capital Markets segment.

Other Income (Expense). Other income included interest income of $0.6 during the three months ended March 31, 2019 and $0.1 during the three months ended March 31, 2018. Interest expense was $10.8 million during the three months ended March 31, 2019 as compared to $4.2 million during the three months ended March 31, 2018. The increase in interest expense during the three months ended March 31, 2019 was primarily due to an increase in interest expense of $4.8 million from the issuance of senior notes due in 2021, 2023 and 2027, and an increase in interest expense of $1.3 million from the term loan dated December 2018. Other expense in the three month ended March 31, 2019 included $3.7 million loss on equity investments compared to a loss on equity investments of $0.7 million in the prior year period.

Income Before Income Taxes. Income before income taxes increased $5.3 million to income before income taxes of $11.1 million during the three months ended March 31, 2019 from an income before income taxes of $5.8 million during the three months ended March 31, 2018. The increase in income before income taxes was primarily due to an increase in revenues of approximately $46.3 million and an increase in interest income of $0.5 million, offset by an increase in operating expenses of $32.0 million, an increase in interest expense of $6.6 million and an increase in loss from equity investments of $3.1 million as discussed above.

Provision for Income Taxes. Provision for income taxes was $3.1 million during the three months ended March 31, 2019 compared to provision for income taxes of $1.0 million during the three months ended March 31, 2018. The effective income tax rate was a provision of 28.0% for the three months ended March 31, 2019 as compared to a provision of 17.0% for the three months ended March 31, 2018.

Net (Loss) Income Attributable to Noncontrolling Interest. Net (loss) income attributable to noncontrolling interests represents the proportionate share of net income generated by Great American Global Partners, LLC, in which we have a 50% membership interest that we do not own. The net loss attributable to noncontrolling interests was less than $0.1 million during the three months ended March 31, 2019 compared to net income attributable to noncontrolling interests of $0.3 million during the three months ended March 31, 2018.

Net Income Attributable to the Company. Net income attributable to the Company for the three months ended March 31, 2019 was $8.0 million, an increase of net income of $3.5 million, from net income attributable to the Company of $4.5 million for the three months ended March 31, 2018. Increase in net income attributable to the Company during the three months ended March 31, 2019 as compared to the same period in 2018 was primarily due to an increase in operating income of $14.4 million, an increase in interest income of $0.5 million and a decrease in income attributable to noncontrolling interest of $0.4 million, offset by an increase in interest expense of approximately $6.5 million, an increase in loss on equity investments of $3.1 million and an increase in provision for income taxes of $2.1 million.

Liquidity and Capital Resources

Our operations are funded through a combination of existing cash on hand, cash generated from operations, borrowings under our senior notes payable, term loan and credit facility, and special purposes financing arrangements.

During the three months ended March 31, 2019 and 2018, we generated net income of $8.0 million and $4.5 million, respectively. Our cash flows and profitability are impacted by the number and size of retail liquidation and Capital Markets engagements performed on a quarterly and annual basis.

As of March 31, 2019, we had $163.5 million of unrestricted cash and cash equivalents, $7.5 million of restricted cash, $288.8 million of securities and other investments held at fair value, $53.4 million of loans receivable, and $555.4 million of borrowings outstanding. The borrowings outstanding of $555.4 million at March 31, 2019 included (a) $49.1 million of borrowings from the issuance of the 7.50% 2021 Notes, (b) $107.3 million of borrowings from the issuance of the 7.50% 2027 Notes, (c) $98.1 million of borrowings from the issuance of the 7.25% 2027 Notes, (d) $111.0 million of borrowings from the issuance of the 7.375% 2023 Notes, (e) $99.6 million of borrowings from the issuance of the 6.875% 2023 Notes, (f) $89.1 million term loan borrowed pursuant to the BRPAC Credit Agreement discussed below; and (g) $1.2 million of notes payable. We believe that our current cash and cash equivalents, securities and other investments owned, funds available under our asset based credit facility, and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from issuance date of the accompanying financial statements. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and execute on our business plan.

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. On May 1, 2019, we declared a regular dividend of $0.08 per share and a special dividend of $0.18 per share that will be paid on or about May 29, 2019 to stockholders of record as of May 15, 2019. On March 5, 2019, we declared a regular dividend of $0.08 per share which was paid on March 26, 2019 to stockholders of record as of March 19, 2019. On November 5, 2018, we declared a regular dividend of $0.08 per share and a special dividend of $0.08 per share which was paid on November 27, 2018 to stockholders of record as of November 16, 2018. On August 2, 2018, we declared a regular dividend of $0.08 per share and a special dividend of $0.22 per share which was paid on August 29, 2018 to stockholders of record as of August 16, 2018. On May 7, 2018, we declared a regular dividend of $0.08 per share and a special dividend of $0.04 per share which was paid on June 5, 2018 to stockholders of record as of May 21, 2018. On March 7, 2018, we declared a regular dividend of $0.08 per share and a special dividend of $0.08 per share which was paid on April 3, 2018. During the year ended December 31, 2018, we paid cash dividends on our common stock of $22.7 million. While it is the Board’s current intention to make regular dividend payments of $0.08 per share each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

Our principal sources of liquidity to finance our business is our existing cash on hand, cash flows generated from operating activities, funds available under revolving credit facilities and special purpose financing arrangements.

Cash Flow Summary

	Three Months Ended
	March 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$8,924	$(54,055)
Investing activities	(26,513)	(4,268)
Financing activities	8,241	3,813
Effect of foreign currency on cash	23	(314)
Net decrease in cash, cash equivalents and restricted cash	$(9,325)	$(54,824)

Cash provided by operating activities was $8.9 million during the three months ended March 31, 2019 compared to cash used in operating activities of $54.1 million during the three months ended March 31, 2018. Cash provided by operating activities for the three months ended March 31, 2019 included net income of $8.0 million adjusted for noncash items of $12.3 million and changes in operating assets and liabilities of $11.3 million. Noncash items of $12.3 million include (a) depreciation and amortization of $4.9 million, (b) share-based compensation of $2.6 million, (c) loss on equity investments of $3.8 million, (d) provision for doubtful accounts of $0.2 million, (e) income allocated for mandatorily redeemable noncontrolling interests of $0.2 million, (f) other noncash interest and other of $1.0 million and (g) deferred income taxes of $0.4 million.

Cash used in investing activities was $26.5 million during the three months ended March 31, 2019 compared to cash used in investing activities of $4.3 million for the three months ended March 31, 2018. During the three months ended March 31, 2019, cash used in investing activities consisted of cash used for loans receivable of $20.2 million, cash used for equity investments of $10.6 million and cash used for purchases of property and equipment of $1.7 million, cash received from loans receivable repayment of $5.5 million and dividends from equity investments of $0.4 million. During the three months ended March 31, 2018, cash used in investing activities of $4.3 million consisted of cash used for equity investments of $3.6 million and cash used for purchases of property, equipment and intangible assets of $0.7 million.

Cash provided by financing activities was $8.2 million during the three months ended March 31, 2019 compared to cash provided by financing activities of $3.8 million during the three months ended March 31, 2018. During the three months ended March 31, 2019, cash provided by financing activities primarily consisted of $10.0 million proceeds from our term loan, $5.0 million proceeds from issuance of senior notes, offset by (a) $2.6 million used to buyback our common stocks, (b) $2.6 million used to pay cash dividends on our common stocks, (c) $0.7 million used for payment of employment taxes on vesting of restricted stock (d) $0.4 million used for repayment of notes payable, approximately $0.2 million used for debt issuance costs and (e) $0.3 million distribution to noncontrolling interests. During the three months ended March 31, 2018, cash provided by financing activities of $3.8 million was primarily consisted of $7.3 million proceeds from issuance of senior notes, offset by (a) $1.8 million used to pay cash dividends, (b) $1.1 million used for payment of employment taxes on vesting of restricted stock (c) $0.4 million used for repayment of notes payable and (d) $0.1 million distribution to noncontrolling interests.

Credit Agreements

On April 21, 2017, we amended the asset based credit facility agreement (as amended, the “Credit Agreement”) with Wells Fargo Bank to increase the maximum borrowing limit from $100.0 million to $200.0 million. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. The Credit Agreement continues to allow for borrowings under the separate credit agreement (a “UK Credit Agreement”) which was dated March 19, 2015 with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom with borrowings up to 50.0 million British Pounds. Any borrowing on the UK Credit Agreement reduce the availability of the asset based $200.0 million credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. The Credit Agreement continues to include the addition of our Canadian subsidiary, from the October 5, 2016 amendment to the Credit Agreement, to facilitate borrowings to fund retail liquidation transactions in Canada. From time to time, we utilize this credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. Subject to certain limitations and offsets, we are permitted to borrow up to $200.0 million under the credit facility, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect). Borrowings under the credit facility are only made at the discretion of the lender and are generally required to be repaid within 180 days. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related credit agreement. We typically seek borrowings on an engagement-by- engagement basis. The credit agreement governing the credit facility contains certain covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. There was no outstanding balance on this credit facility at March 31, 2019 and December 31, 2018. At March 31, 2019, there were letter of credits outstanding of $6.7 million under this credit facility.

On December 19, 2018, BRPI Acquisition Co LLC (“BRPAC”), a Delaware limited liability company, UOL, and YMAX Corporation, Delaware corporations (collectively, the “Borrowers”), indirect wholly owned subsidiaries of the Company, in the capacity of borrowers, entered into a credit agreement with the Banc of California, N.A. in the capacity as agent and lender and with the other lenders party thereto (the “BRPAC Credit Agreement”). Under the BRPAC Credit Agreement, we borrowed $80.0 million due December 19, 2023. Pursuant to the terms of the BRPAC Credit Agreement, we may request additional optional term loans in an aggregate principal amount of up to $10.0 million at any time prior to the first anniversary of the agreement date. On February 1, 2019, the Borrowers entered into the First Amendment to Credit Agreement and Joinder with City National Bank as a new lender in which the new lender extended to Borrowers the additional $10.0 million as further discussed in Note 10 to the accompanying financial statements. The borrowings under the BRPAC Credit Agreement bear interest equal to the LIBOR plus a margin of 2.50% to 3.00% depending on the Borrowers’ consolidated total funded debt ratio as defined in the BRPAC Credit Agreement.

Borrowings under the BRPAC Credit Agreement are due in quarterly installments commencing on March 31, 2020 with any remaining amounts outstanding due at maturity. For the $80.0 million loan, quarterly installments from March 31, 2019 to December 31, 2022 are $4.4 million per quarter and from March 31, 2023 to September 30, 2023, the quarterly installments are $2.2 million per quarter. For the $10.0 million loan, quarterly installments from June 30, 2019 to December 31, 2022 are $0.6 million per quarter and from March 31, 2023 to September 30, 2023, the quarterly installments are $0.3 million per quarter. As of March 31, 2019 and December 31, 2018, the outstanding balance of the term loan was $89.1 million (net of unamortized debt issuance costs of $0.9 million) and $79.2 million (net of unamortized debt issuance costs of $0.8 million), respectively.

Senior Note Offerings

In November 2016, we issued $28.8 million of Senior Notes due in 2021 (the “7.50% 2021 Notes”). We issued additional $17.6 million of the 7.50% 2021 Notes as of December 31, 2018 pursuant to the Sales Agreements, as further discuss below. During the first quarter of 2019, we issued an additional $3.1 million of the 7.50% 2021 Notes pursuant to the December 2018 Sales Agreement, as defined below. Interest on the 7.50% 2021 Notes is payable quarterly at 7.50%. The 7.50% 2021 Notes are unsecured and due and payable in full on October 31, 2021. In connection with the issuance of the 7.50% 2021 Notes, we received net proceeds of $48.7 million (after underwriting commissions, fees and other issuance costs of $0.9 million).

In November 2017, we issued $60.4 million of Senior Notes due in May 2027 (the “7.50% 2027 Notes”). As of March 31, 2019 and December 31, 2018, we have issued additional $48.4 million of the 7.50% 2027 Notes pursuant to the Sales Agreements. Interest is payable quarterly at 7.50%. The 2027 Notes are unsecured and due and payable in full on May 31, 2027. In connection with the issuance of the 7.50% 2027 Notes, we received net proceeds of approximately $107.0 million (after underwriting commissions, fees and other issuance costs of $1.8 million).

In December 2017, we issued $80.5 million of Senior Notes due in December 2027 (the “7.25% 2027 Notes”). As of March 31, 2019 and December 31, 2018, we issued an additional $19.9 million of the 7.25% 2027 Notes pursuant to the Sales Agreements. Interest is payable quarterly at 7.25%. The 7.25% 2027 Notes are unsecured and due and payable in full on December 31, 2027. In connection with the issuance of the 7.25% 2027 Notes, we received net proceeds of $97.8 million (after underwriting commissions, fees and other issuance costs of $2.6 million).

In May 2018, we issued approximately $100.0 million of Senior Notes due in May 2023 (the “7.375% 2023 Notes”). During the year ended December 31, 2018, we issued an additional $11.5 million of the 7.375% 2023 Notes pursuant to the Sales Agreements. During the three months ended March 31, 2019, we issued an additional $1.0 million of the 7.375% 2023 Notes pursuant to the December 2018 Sales Agreement. Interest is payable quarterly at 7.375% commencing July 31, 2018. The 7.375% 2023 Notes are unsecured and due and payable in full on May 31, 2023. In connection with the issuance of the 7.375% 2023 Notes, we received net proceeds of $110.7 million (after underwriting commissions, fees and other issuance costs of $1.9 million).

In September 2018, we issued approximately $100.1 million of Senior Notes due in September 2023 (the “6.875% 2023 Notes”). During the three months ended March 31, 2019, we issued an additional $0.8 million of the 6.875% 2023 Notes pursuant to the December 2018 Sales Agreement. Interest is payable quarterly at 6.875%. The 6.875% 2023 Notes are unsecured and due and payable in full on September 30, 2023. In connection with the issuance of the 6.875% 2023 Notes, we received net proceeds of $99.4 million (after underwriting commissions, fees and other issuance costs of $1.5 million).

During 2017 and 2018, we entered into a series of related At the Market Issuance Sales Agreements (the “Sales Agreements”) with B. Riley FBR, Inc. governing an ongoing program of at-the-market sales of our senior notes. We filed prospectus supplements under which we sold the senior notes on June 28, 2017, December 19, 2017, April 25, 2018, June 5, 2018 and December 18, 2018. Each of these prospectus supplements was filed pursuant to an effective Registration Statement on Form S-3. As of March 31, 2019, in aggregate, we have sold senior notes having an aggregate principal balance of $472.2 million under the Sales Agreements and related prospectus supplements. Our most recent Sales Agreement was entered into on December 18, 2018 (the “December 2018 Sales Agreement”), and, under the related prospectus supplement, we may offer and sell up to $75.0 million of the senior notes. As of March 31, 2019, we had $ 70.0 million remaining availability under the December 2018 Sales Agreement.

Other Borrowings

Notes payable include notes payable to a clearing organization for one of our broker dealers. The notes payable accrue interest at rates set at each anniversary date, ranging from prime rate plus 0.25% to 2.0% (5.25% to 6.50% at March 31, 2019). Interest is payable annually. The principal payments on the notes payable are due annually in the amount of $0.4 million on January 31, $0.2 million on September 30, and $0.1 million on October 31. The notes payable mature at various dates from September 30, 2019 through January 31, 2022. At March 31, 2019 and December 31, 2018, the outstanding balance for the notes payable was $1,.2 million and $1.6 million respectively.

Off Balance Sheet Arrangements

In connection with the execution of the Limited Guarantee, we entered into the Mutual Indemnity Agreement, dated as of June 17, 2018, with the Vintage Indemnity Parties. Under the Mutual Indemnity Agreement, the Vintage Indemnity Parties agreed, jointly and severally, to indemnify and hold us and our affiliates harmless from damages and liabilities arising out of the Guarantee Obligations, other than those caused by our failure to fund under the debt or equity commitments. On December 18, 2018, Rent-A-Center purported to terminate the Merger Agreement and delivered notice of such termination to Vintage Parent and demanded payment of certain obligations guaranteed under the Limited Guarantee, including the Termination Fee. On December 21, 2018, Vintage Capital filed a lawsuit challenging Rent-A-Center’s purported termination of the Merger Agreement and demand for payment of the Termination Fee. On December 28, 2018, Rent-A-Center provided us and the Vintage Merger Guarantor with a written request under the Limited Guarantee to pay to Rent-A-Center the Guaranteed Obligations, including the Termination Fee. We then intervened in the litigation to, among other things, challenge Rent-A-Center’s purported termination of the Merger Agreement and demand for payment of the Termination Fee. On April 22, 2019, the parties announced an agreement in principal to settle the matter and on April 25, 2019 signed a settlement agreement including a release of claims. We are not obligated to make any financial contribution in connection with such settlement.

See Part II Item 1. Legal Proceedings for additional discussion of the Limited Guarantee and related litigation.

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

Recent Accounting Pronouncements

Not yet adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. This standard simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The revised guidance will be applied prospectively and is effective for calendar year-end SEC filers for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We have not yet adopted this update and currently evaluating the effect this new standard will have on our financial condition and results of operations

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This standard requires an allowance to be recorded for all expected credit losses for certain financial assets. The new standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments. ASU 2016-13 is effective for public companies for interim and annual period beginning December 15, 2019. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We have not yet adopted this update and currently evaluating the effect this new standard will have on our financial condition and results of operations.

Recently adopted

In February 2016, FASB issued ASU. 2016-02: Leases (Topic 842) which requires a lessee to recognize a right-of-use (ROU) asset and lease liability on the balance sheet for all leases with a term longer than 12 months and provide enhanced disclosures. The Company adopted the new standard effective January 1, 2019 using a modified retrospective method and did not restate comparative periods. The Company elected the ‘package of practical expedients,’ which permits the Company not to reassess under the new standard the Company’s prior conclusions about lease identification, lease classification and initial direct costs. Upon adoption of Accounting Standards Codification (“ASC”) 842 on January 1, 2019, the Company recognized $67.5 million operating lease liability with corresponding operating lease right-of-use assets. See Note 8 to the accompanying financial statements for additional information leases.

In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income that provides for the reclassification from accumulated other comprehensive income to retained earnings for stranded effects resulting from the Tax Reform Act. The accounting update is effective for the fiscal year beginning after December 15, 2018. The accounting update should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. The adoption of this standard did not have a material impact on our financial condition and results of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for us in our first quarter of fiscal year 2019. The adoption of this standard did not have a material impact on our financial condition and results of operations.

On January 1, 2018, we adopted ASC 606 — Revenue from Contracts with Customers using the modified retrospective method and the impact was determined to be immaterial on our consolidated financial statements. The new revenue standard was applied prospectively in our consolidated financial statements from January 1, 2018 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods. See Note 12 to the accompanying financial statements for additional information on the adoption of this standard.

In March 2018, the FASB issued ASU 2018-05: Income Taxes (Topic 740) — Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Reform Act. The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations. This ASU also discusses required disclosures that an entity must make with regard to the Tax Reform Act. This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded. The Company has adopted this standard and will continue to evaluate indicators that may give rise to a change in our tax provision as a result of the Tax Reform Act.

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

On January 1, 2018, we adopted ASU 2016-18 — Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) using the retrospective method which requires adjustment to prior periods in the statement of cash flows. ASU 2016-18 clarifies how restricted cash should be presented on the statement of cash flows and requires companies to include restricted cash with cash and cash equivalents when reconciling the beginning of period and end of period totals on the statement of cash flows. Restricted cash previously classified under investing activities is now included in the reconciliation of beginning and ending cash on the statement of cash flows. The adoption of ASU 2016-18 did not have a material impact on our financial condition and results of operations.

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

The primary objective of our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income we receive from investments without significantly increasing risk. To achieve these objectives, our investments allow us to maintain a portfolio of cash equivalents, short-term investments through a variety of securities owned that primarily includes common stocks, loans receivable and investments in partnership interests. Our cash and cash equivalents through March 31, 2019 included amounts in bank checking and liquid money market accounts. We may be exposed to interest rate risk through trading activities in convertible and fixed income securities as well as U.S. Treasury securities, however, based on our daily monitoring of this risk, we believe we currently have limited exposure to interest rate risk in these activities.

Foreign Currency Risk

The majority of our operating activities are conducted in U.S. dollars. Revenues generated from our foreign subsidiaries totaled less than $0.1 million for the three months ended March 31, 2019 or less than 1% of our total revenues of $142.1 million during the three months ended March 31, 2019. The financial statements of our foreign subsidiaries are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (loss). Transaction gains (losses), which were included in our condensed consolidated statements of income, amounted to a loss of $0.2 million and a gain of $0.1 million during the three months ended March 31, 2019 and 2018, respectively. We may be exposed to foreign currency risk; however, our operating results during the three months ended March 31, 2019 included less than $0.1 million of revenues from our foreign subsidiaries and a 10% appreciation of the U.S. dollar relative to the local currency exchange rates would result in less than $0.1 million increase in our operating income and a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net decrease in our operating income of less than $0.1 million for the three months ended March 31, 2019.

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

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that as of March 31, 2019 our disclosure controls and procedures were effective at the reasonable assurance level.

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

In connection with the Merger Agreement, B. Riley and Vintage RTO, L.P., an affiliate of Vintage Parent (“Vintage Merger Guarantor”), entered into a Limited Guarantee dated as of June 17, 2018 (the “Limited Guarantee”), in favor of Rent-A-Center, pursuant to which B. Riley and Vintage Merger Guarantor (together, the “Merger Guarantors”) agreed to guarantee, jointly and severally, to Rent-A-Center the payment, performance and discharge of all of the liabilities and obligations of Vintage Parent and Merger Sub under the Merger Agreement when required in accordance with the Merger Agreement (the “Guaranteed Obligations”), including without limitation, (i) termination fees in the amount of $126.5 million due to Rent-A-Center if the Merger Agreement is properly terminated (the “Termination Fee”); and (ii) reimbursement and indemnification obligations when required (collectively, the “Guarantee Obligations”), provided, that the liability under the Limited Guarantee shall not exceed $128.5 million.

In connection with the execution of the Limited Guarantee, the Company entered into a Mutual Indemnity/Contribution Agreement, dated as of June 17, 2018 (the “Mutual Indemnity Agreement”), with the Vintage Merger Guarantor and Samjor Family, LP (collectively, the “Vintage Indemnity Parties”). Under the Mutual Indemnity Agreement, the Vintage Indemnity Parties agreed, jointly and severally, to indemnify and hold harmless B. Riley and its affiliates from damages and liabilities arising out of the Guarantee Obligations, other than those caused B. Riley’s failure to fund under their debt or equity commitments.

On December 18, 2018, Rent-A-Center purported to terminate the Merger Agreement because the end date of the agreement was allegedly not extended prior to December 17, 2018 by Vintage Parent. Rent-A-Center delivered notice of such termination to Vintage Parent, and notified Vintage Parent of its obligation under the terms of the Merger Agreement to pay Rent-A-Center the Termination Fee within three business days. On December 18, 2018, Vintage Capital Management, LLC, an affiliate of Vintage Parent (“Vintage Capital”), delivered a letter to Rent-A-Center stating that Rent-A-Center’s purported termination of the Merger Agreement is invalid, that it believes the Merger Agreement remains in effect.  On December 21, 2018, Vintage Capital filed a complaint in the Court of Chancery of the State of Delaware (the “Court”) challenging Rent-A-Center’s purported termination of the Merger Agreement and demand for payment of the Termination Fee. The relief sought by Vintage Capital includes declaratory judgements that the Merger Agreement has not been terminated and remains in full force and effect, that Rent-A-Center has breached its obligations under the Merger Agreement and is not excused from failing to comply with its obligations thereunder and that the Termination Fee is an unenforceable penalty. On December 28, 2018, Rent-A-Center provided each of B. Riley and the Vintage Merger Guarantor with a written request under the Limited Guarantee (a “Performance Demand”), to promptly, and in any event within ten (10) Business Days, pay to Rent-A-Center the Guaranteed Obligations (including the Termination Fee) in full.

On December 30, 2018, B. Riley filed a motion in the Court to intervene in the above referenced case filed by Vintage Capital pursuant to which B. Riley is seeking declaratory judgments, among other things, that the parties agreed to extend the End Date under the Merger Agreement and that Rent-A-Center is estopped from terminating the Merger Agreement, that Rent-A-Center has breached the Merger Agreement and its obligations of good faith and fair dealing in connection with consummating the Merger, and that the Termination Fee is an unenforceable penalty. On February 11th and 12th, a trial was held, post-trial briefs were filed on February 22, 2019 and March 1, 2019, and a post-trial hearing was held on March 11, 2019. On March 14, 2019, the Court issued its Opinion concluding that Rent-A-Center’s termination of the merger agreement was valid and did not rule on the enforceability of the payment of the reverse breakup fee. The parties submitted supplemental briefs as well as reply briefs on that issue. On April 22, 2019, the parties announced an agreement in principal to settle the matter and on April 25, 2019 signed a settlement agreement including a release of claims. The Company is not obligated to make any financial contribution in connection with such settlement.

On August 11, 2017, a putative class action lawsuit titled Freedman v. magicJack VocalTec Ltd. et al., Case 9-17-cv-80940, was filed against magicJack and its Board of Directors in the United States District Court for the Southern District of Florida (Case No: 9:17-cv-80940-RLR). The complaint alleges claims against magicJack and the members of its Board of Directors as well as two former members for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, arising from proxy statements issued in connection with magicJack’s April 19, 2017 shareholders meeting and magicJack’s July 31, 2017 shareholders meeting that allegedly misrepresented material facts concerning the “true value” of Broadsmart Global, Inc and its future prospects in order that the individual defendants could entrench themselves and extract unwarranted compensation from magicJack in connection with their attempt to sell the company. In January 2018, the plaintiff filed an Amended Complaint. On February 16, 2018, magicJack and all of the individual defendants filed a motion to dismiss the Amended Complaint. On August 9, 2018, the Court issued an order dismissing the amended complaint without prejudice, giving the plaintiff until August 21, 2018 to file an amended complaint. Thereafter, the plaintiff filed a second amended complaint. On August 20, 2018, magicJack filed a motion to dismiss the second amended complaint. Pursuant to a schedule set by the Court, all papers with respect to the motion were filed by September 28, 2018. On November 21, 2018, the court issued an order granting the motion to dismiss with prejudice. The plaintiff has filed Notice of Appeal with the U.S. Court of Appeals for the 11th Circuit, and, on January 30, 2019, filed a brief with the appeals court. The Company’s brief in opposition was filed on April 19, 2019. The Company cannot estimate the amount of potential liability, if any, that could arise from this matter.

In June 2018, Galilee Acquisition LLC f/k/a Sutton View Acquisition LLC (“GAL”) filed a complaint, served the following month, (case No.:50-2018-CA-007976-XXXX-MB) in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against magicJack Vocaltec Ltd. alleging a claim for negligent misrepresentation. The complaint alleges that magicJack provided false, material information to the plaintiff concerning its business, including information related to the operations, revenue projections, profit projections and growth forecast of Broadsmart. It alleges that the plaintiff relied on the information provided in determining whether to pursue acquiring magicJack and to incur the cost of conducting due diligence. The suit seeks an unspecified amount of damages. magicJack disputes GAL’s claims and intends to vigorously defend the action. magicJack filed a motion to dismiss on September 4, 2018, which remains pending. On April 4, 2019, the plaintiff’s counsel advised the court that it intends to file an amended complaint, and the court gave the plaintiff 30 days from that date to file such amended complaint. The Company cannot estimate the amount of potential liability, if any, that could arise from this matter.

On January 5, 2017, complaints filed in November 2015 and May 2016 naming MLV & Co. (“MLV”), a broker-dealer subsidiary of FBR, as a defendant in putative class action lawsuits alleging claims under the Securities Act, in connection with the offerings of Miller Energy Resources, Inc. (“Miller”) have been consolidated. The Master Consolidated Complaint, styled Gaynor v. Miller et al., is pending in the United States District Court for the Eastern District of Tennessee, and, like its predecessor complaints, continues to allege claims under Sections 11 and 12 of the Securities Act against nine underwriters for alleged material misrepresentations and omissions in the registration statement and prospectuses issued in connection with six offerings (February 13, 2013; May 8, 2013; June 28, 2013; September 26, 2013; October 17, 2013 (as to MLV only) and August 21, 2014) with an alleged aggregate offering price of approximately $151.0 million. The plaintiffs seek unspecified compensatory damages and reimbursement of certain costs and expenses. In August 2017, the Court granted Defendant’s Motion to Dismiss on Section 12 claims and found that the plaintiffs had not sufficiently alleged a corrective disclosure prior to August 6, 2015, when an SEC civil action was announced. Defendants’ answer was filed on September 25, 2017. Plaintiffs have filed motions for class certification and to remand the case to state court following a positive ruling in an unrelated case by the U.S. Supreme Court. Although MLV is contractually entitled to be indemnified by Miller in connection with this lawsuit, Miller filed for bankruptcy in October 2015 and this likely will decrease or eliminate the value of the indemnity that MLV receives from Miller. The Court has ordered mediation before a federal magistrate which is expected to be scheduled during May or early June 2019.

In February 2017, certain former employees filed an arbitration claim with FINRA against WSI alleging misrepresentations in the recruitment of claimants to join WSI. Claimants also allege that WSI failed to support their mortgage trading business resulting in the loss of opportunities during their employment with WSI. Claimants are seeking $10.0 million in damages. WSI has counterclaimed alleging that claimants misrepresented their process for doing business, particularly their capital needs, resulting in substantial losses to WSI. WSI believes the claims are meritless and intends to vigorously defend the action. Arbitration hearings concluded in April 2019 and the Company expects to receive the arbitrators’ decision in the near future.

In March 2017, United Online, Inc. received a letter from PeopleConnect, Inc. (formerly, Classmates, Inc.) (“Classmates”) regarding a notice of investigation received from the Consumer Protection Divisions of the District Attorneys’ offices of four California counties (“California DAs”). These entities suggest that Classmates may be in violation of California codes relating to unfair competition, false or deceptive advertising, and auto-renewal practices. Classmates asserts that these claims are indemnifiable claims under the purchase agreement between United Online, Inc. and the buyer of Classmates. A tolling agreement with certain California District Attorneys has been signed and informal discovery and production is in process. Discussions regarding resolution of this matter with the California DAs is ongoing. At the present time, management believes the financial impact to the Company, if any, is not expected to be material.

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

Historically, magicJack has from time to time, received Letters of Inquiry from the Bureau of the Federal Communications Commission (“FCC”) regarding the nature of its Core Consumer product offering. magicJack has promptly responded to all inquiries received. As it has previously disclosed, magicJack believes that under current regulations it is not an interconnected VoIP provider subject to FCC regulations. To date, it has not received any formal notice from the FCC of any enforcement action. The Company intends to vigorously defend itself if an enforcement action is initiated. The Company, however, cannot be sure of the ultimate outcome of any possible FCC action and cannot estimate the likelihood of liability or the amount of potential assessments, if any, that could arise.

Item 1A. Risk Factors.

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 6, 2019. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2018 could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. There have been no material changes to the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2018.

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

Exhibit Index

		Incorporated by Reference
Exhibit
No.	Description	Form	Exhibit	Filing Date

3.1	Amendment to Amended and Restated Bylaws of B. Riley Financial, Inc., dated April 3, 2019.	8-K	3.1	4/9/2019

10.1	First Amendment to Credit Agreement and Joinder dated February 1, 2019.	8-K	10.1	2/7/2019

10.2	Amendment No. 2 to Employment Agreement dated April 3, 2019, by and between the registrant and Bryant R. Riley.	8-K	10.1	4/9/2019

10.3	Amendment No. 2 to Employment Agreement dated April 3, 2019, by and between the registrant and Thomas J. Kelleher.	8-K	10.2	4/9/2019

10.4	Amendment No. 1 to Employment Agreement dated April 3, 2019, by and between the registrant and Phillip J. Ahn.	8-K	10.3	4/9/2019

10.5	Amendment No. 1 to Employment Agreement dated April 3, 2019, by and between the registrant and Alan N. Forman.	8-K	10.4	4/9/2019

10.6	Amendment No. 1 to Employment Agreement dated April 3, 2019, by and between Great American Group, LLC and Andrew Gumaer.	8-K	10.5	4/9/2019

10.7	Amendment No. 2 to Employment Agreement dated April 3, 2019, by and between the registrant and Kenneth M. Young.	8-K	10.6	4/9/2019

10.8	Amendment No. 1 to Employment Agreement dated April 3, 2019, by and between B. Riley FBR, Inc. and Andrew Moore.	8-K	10.7	4/9/2019

31.1*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.3*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

#	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B. Riley Financial, Inc.

Date: May 1, 2019	By:	/s/ PHILLIP J. AHN
Name: Phillip J. Ahn
Title: Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)