Form 10-Q
period 2019-06-30
B. Riley Financial, Inc.
filed 2019-08-09
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-37503

B. RILEY FINANCIAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-0223495
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

21255 Burbank Boulevard, Suite 400 Woodland Hills, CA	91367
(Address of Principal Executive Offices)	(Zip Code)

(818) 884-3737

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RILY	Nasdaq Global Market
7.25% Senior Notes due 2027	RILYG	Nasdaq Global Market
7.50% Senior Notes due 2027	RILYZ	Nasdaq Global Market
7.375% Senior Notes due 2023	RILYH	Nasdaq Global Market
6.875% Senior Notes due 2023	RILYI	Nasdaq Global Market
7.50% Senior Notes due 2021	RILYL	Nasdaq Global Market
6.75% Senior Notes due 2024	RILYO	Nasdaq Global Market

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

As of July 30, 2019, there were 26,965,312 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

B. Riley Financial, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2019

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Assets:
Cash and cash equivalents	$55,609	$179,440
Restricted cash	2,635	838
Due from clearing brokers	29,245	37,738
Securities and other investments owned, at fair value	270,290	273,577
Securities borrowed	759,921	931,346
Accounts receivable, net	56,450	42,123
Due from related parties	4,318	1,729
Advances against customer contracts	5,322	—
Loans receivable	250,521	38,794
Prepaid expenses and other assets	140,817	79,477
Operating lease right-of-use assets	50,943	—
Property and equipment, net	13,997	15,523
Goodwill	220,181	223,368
Other intangible assets, net	82,765	91,358
Deferred income taxes	35,969	42,399
Total assets	$1,978,983	$1,957,710
Liabilities and Equity
Liabilities:
Accounts payable	$2,136	$5,646
Accrued expenses and other liabilities	93,832	108,662
Deferred revenue	68,097	69,066
Due to related parties and partners	1,563	2,428
Securities sold not yet purchased	42,754	37,623
Securities loaned	759,109	930,522
Mandatorily redeemable noncontrolling interests	4,224	4,633
Operating lease liabilities	65,499	—
Notes payable	1,193	1,550
Term loan	80,916	79,166
Senior notes payable	582,482	459,754
Total liabilities	1,701,805	1,699,050

Commitments and contingencies (note 15)
B. Riley Financial, Inc. stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 26,919,941 and 26,603,355 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.	3	2
Additional paid-in capital	255,865	258,638
Retained earnings	22,424	1,579
Accumulated other comprehensive loss	(1,824)	(2,161)
Total B. Riley Financial, Inc. stockholders’ equity	276,468	258,058
Noncontrolling interests	710	602
Total equity	277,178	258,660
Total liabilities and equity	$1,978,983	$1,957,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Services and fees	$154,859	$118,882	$286,712	$207,331
Interest income - Securities lending	7,665	6,591	16,995	13,882
Sale of goods	2,160	28	3,105	66
Total revenues	164,684	125,501	306,812	221,279
Operating expenses:
Direct cost of services	24,232	13,925	42,769	25,577
Cost of goods sold	1,805	49	2,924	90
Selling, general and administrative expenses	87,338	76,723	177,881	144,821
Restructuring charge	1,552	1,602	1,699	1,819
Interest expense - Securities lending	5,502	4,724	12,306	9,892
Total operating expenses	120,429	97,023	237,579	182,199
Operating income	44,255	28,478	69,233	39,080
Other income (expense):
Interest income	331	166	968	294
(Loss) income from equity investments	(1,400)	4,893	(5,162)	4,221
Interest expense	(11,588)	(10,359)	(22,358)	(14,586)
Income before income taxes	31,598	23,178	42,681	29,009
Provision for income taxes	(9,289)	(5,377)	(12,393)	(6,366)
Net income	22,309	17,801	30,288	22,643
Net income attributable to noncontrolling interests	152	804	108	1,143
Net income attributable to B. Riley Financial, Inc.	$22,157	$16,997	$30,180	$21,500

Basic income per share	$0.84	$0.67	$1.15	$0.83
Diluted income per share	$0.82	$0.64	$1.13	$0.80

Weighted average basic shares outstanding	26,278,352	25,424,178	26,247,952	25,799,077
Weighted average diluted shares outstanding	26,896,573	26,397,513	26,770,922	26,785,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$22,309	$17,801	$30,288	$22,643
Other comprehensive income (loss):
Change in cumulative translation adjustment	167	(865)	337	(1,085)
Other comprehensive income (loss), net of tax	167	(865)	337	(1,085)
Total comprehensive income	22,476	16,936	30,625	21,558
Comprehensive income attributable to noncontrolling interests	152	804	108	1,143
Comprehensive income attributable to B. Riley Financial, Inc.	$22,324	$16,132	$30,517	$20,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

(Dollars in thousands, except share data)

Three months ended June 30, 2019 and 2018

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, April 1, 2019	—	$—	26,525,216	$2	$257,888	$7,468	$(1,991)	$558	$263,925
ESPP shares issued and vesting of restricted stock, net of shares withheld for employer taxes	—	—	425,436	1	(1,578)	—	—	—	(1,577)
Common stock repurchased and retired	—	—	(30,711)	—	(602)	—	—	—	(602)
Common stock warrants repurchased	—	—	—	—	(2,777)	—	—	—	(2,777)
Share based payments	—	—	—	—	2,934	—	—	—	2,934
Dividends on common stock ($0.26 per share)	—	—	—	—	—	(7,201)	—	—	(7,201)
Net income for the three months ended June 30, 2019	—	—	—	—	—	22,157	—	152	22,309
Foreign currency translation adjustment	—	—	—	—	—	—	167	—	167
Balance, June 30, 2019	—	$—	26,919,941	$3	$255,865	$22,424	$(1,824)	$710	$277,178

Balance, April 1, 2018	—	$—	26,677,422	$2	$261,413	$10,882	$(754)	$122	$271,665
Vesting of restricted stock, net of shares withheld for employer taxes	—	—	342,743	—	(2,445)	—	—	—	(2,445)
Common stock repurchased and retired	—	—	(950,000)	—	(17,338)	—	—	—	(17,338)
Share based payments	—	—	—	—	3,001	—	—	—	3,001
Dividends on common stock ($0.12 per share)	—	—	—	—	—	(7,471)	—	—	(7,471)
Net income for the three months ended June 30, 2018	—	—	—	—	—	16,997	—	732	17,729
Foreign currency translation adjustment	—	—	—	—	—	—	(865)	—	(865)
Balance, June 30, 2018	—	$—	26,070,165	$2	$244,631	$20,408	$(1,619)	$854	$264,276

Six months ended June 30, 2019 and 2018

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, January 1, 2019	—	$—	26,603,355	$2	$258,638	$1,579	$(2,161)	$602	$258,660
ESPP shares issued and vesting of restricted stock, net of shares withheld for employer taxes	—	—	504,347	1	(2,292)	—	—	—	(2,291)
Common stock repurchased and retired	—	—	(187,761)	—	(3,252)	—	—	—	(3,252)
Common stock warrants repurchased	—	—	—	—	(2,777)	—	—	—	(2,777)
Share based payments	—	—	—	—	5,548	—	—	—	5,548
Dividends on common stock ($0.34 per share)	—	—	—	—	—	(9,335)	—	—	(9,335)
Net income for the six months ended June 30, 2019	—	—	—	—	—	30,180	—	108	30,288
Foreign currency translation adjustment	—	—	—	—	—	—	337	—	337
Balance, June 30, 2019	—	$—	26,919,941	$3	$255,865	$22,424	$(1,824)	$710	$277,178

Balance, January 1, 2018	—	$—	26,569,462	$2	$259,980	$6,582	$(534)	$(184)	$265,846
Vesting of restricted stock, net of shares withheld for employer taxes	—	—	450,703	—	(3,570)	—	—	—	(3,570)
Common stock repurchased and retired	—	—	(950,000)	—	(17,338)	—	—	—	(17,338)
Share based payments	—	—	—	—	5,559	—	—	—	5,559
Dividends on common stock ($0.28 per share)	—	—	—	—	—	(7,674)	—	—	(7,674)
Net income for the six months ended June 30, 2018	—	—	—	—	—	21,500	—	1,038	22,538
Foreign currency translation adjustment	—	—	—	—	—	—	(1,085)	—	(1,085)
Balance, June 30, 2018	—	$—	26,070,165	$2	$244,631	$20,408	$(1,619)	$854	$264,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$30,288	$22,643
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,744	6,670
Provision for doubtful accounts	1,067	648
Share-based compensation	5,548	5,559
Non-cash interest and other	(3,144)	1,870
Effect of foreign currency on operations	339	(582)
Loss (income) from equity investments	5,162	(4,221)
Deferred income taxes	6,430	7
Impairment of leaseholds and intangibles, lease loss accrual and gain on disposal of fixed assets	(344)	1,403
Income allocated and fair value adjustment for mandatorily redeemable noncontrolling interests	446	543
Change in operating assets and liabilities:
Due from clearing brokers	8,493	(3,763)
Securities and other investments owned	3,287	(15,180)
Securities borrowed	171,425	(206,899)
Accounts receivable and advances against customer contracts	(22,420)	(208,658)
Prepaid expenses and other assets	(45,500)	(16,108)
Accounts payable, accrued payroll and related expenses, accrued expenses and other liabilities	1,143	5,320
Amounts due to/from related parties and partners	(3,454)	3,362
Securities sold, not yet purchased	5,131	(10,708)
Deferred revenue	(790)	459
Securities loaned	(171,413)	208,869
Net cash provided by (used in) operating activities	1,438	(208,766)
Cash flows from investing activities:
Purchases of loans receivable	(225,072)	—
Repayments of loans receivable	17,640	—
Purchases of property, equipment and intangible assets	(2,514)	(1,836)
Proceeds from sale of property, equipment and intangible assets	503	37
Equity investments	(25,183)	(3,575)
Proceeds from sale of division of magicJack	6,196	—
Dividends from equity investments	854	1,695
Net cash used in investing activities	(227,576)	(3,679)
Cash flows from financing activities:
Proceeds from asset based credit facility	—	300,000
Repayment of asset based credit facility	—	(194,460)
Proceeds from notes payable	—	51,020
Repayment of notes payable	(357)	(357)
Proceeds from term loan	10,000	—
Repayment of term loan	(8,305)	—
Proceeds from issuance of senior notes	123,935	132,123
Payment of debt issuance costs	(2,039)	(4,936)
Payment of employment taxes on vesting of restricted stock	(2,291)	(3,570)
Dividends paid	(9,991)	(9,549)
Repurchase of common stock	(3,252)	(17,338)
Repurchase of warrants	(2,777)	—
Distribution to noncontrolling interests	(856)	(782)
Net cash provided by financing activities	104,067	252,151
(Decrease) increase in cash, cash equivalents and restricted cash	(122,071)	39,706
Effect of foreign currency on cash, cash equivalents and restricted cash	37	(499)
Net (decrease) increase in cash, cash equivalents and restricted cash	(122,034)	39,207
Cash, cash equivalents and restricted cash, beginning of year	180,278	152,534
Cash, cash equivalents and restricted cash, end of period	$58,244	$191,741

Supplemental disclosures:
Interest paid	$31,604	$21,868
Taxes paid	$891	$2,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS OPERATIONS

B. Riley Financial, Inc. and its subsidiaries (collectively, the “Company”) provide investment banking and financial services to corporate, institutional and high net worth clients, and asset disposition, valuation and appraisal and capital advisory services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional services firms throughout the United States, Australia, Canada, and Europe and with the acquisitions of United Online, Inc. (“UOL”) on July 1, 2016 and magicJack VocalTec Ltd. (“magicJack”) on November 14, 2018, provide consumer Internet access and cloud communication services.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of B. Riley Financial, Inc. and its wholly-owned and majority-owned subsidiaries. The condensed consolidated financial statements also include the accounts of (a) Great American Global Partners, LLC which is controlled by the Company as a result of its ownership of a 50% member interest, appointment of two of the three executive officers and significant influence over the funding of operations, and (b) GA Retail Investments, L.P. which is controlled by the Company as a result of its ownership of a 50% partnership interest, appointment of executive officers and significant influence over the operations. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 6, 2019. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

(b) Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expense during the reporting period. Estimates are used when accounting for certain items such as valuation of securities, allowance for doubtful accounts, the fair value of intangible assets and goodwill, the fair value of mandatorily redeemable noncontrolling interests, fair value of share based arrangements and accounting for income tax valuation allowances. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

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

Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services.

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

(g) Advertising Expenses

The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $584 and $1,192 for the three months ended June 30, 2019 and 2018, respectively, and $946 and $1,285 for the six months ended June 30, 2019 and 2018, respectively. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

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

In June 2018, the Company adopted the 2018 Employee Stock Purchase Plan (“Purchase Plan”) which allows eligible employees to purchase common stock through payroll deductions at a price that is 85% of the market value of the common stock on the last day of the offering period. In accordance with the provisions of ASC 718, Compensation — Stock Compensation (“ASC 718”), the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. For the three and six months ended June 30, 2019, the Company recognized compensation expense of $74 and $195, respectively, related to the Purchase Plan. At June 30, 2019, there were 625,055 shares reserved for issuance under the Purchase Plan.

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

(k) Restricted Cash

As of June 30, 2019, restricted cash balance of $2,635 included $470 cash collateral for one of the Company’s telecommunication suppliers, $365 certificate of deposits collateral for certain letters of credit and $1,800 of cash collateral related to a retail liquidation engagement. As of December 31, 2018, restricted cash balance of $838 included $469 cash collateral for one of the Company’s telecommunication suppliers and $369 certificate of deposits collateral for certain letters of credit.

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

(n) Accounts Receivable

Accounts receivable represents amounts due from the Company’s Auction and Liquidation, Valuation and Appraisal, Capital Markets and Principal Investments — United Online and magicJack customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company’s bad debt expense and changes in the allowance for doubtful accounts for the three and six months ended June 30, 2019 and 2018 are included in Note 6.

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

(p) Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Depreciation and amortization expense on property and equipment was $1,487 and $1,187 for the three months ended June 30, 2019 and 2018, respectively, and $3,023 and $2,364 for the six months ended June 30, 2019 and 2018, respectively.

(q) Loans Receivable

Loans receivable are measured at historical cost and reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans, and for purchased loans, net of any unamortized premiums or discounts. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income over the lives of the related loans. Unearned income, discounts and premiums are amortized to interest income using a level yield methodology. As of June 30, 2019 and December 31, 2018, total loans receivable have a carrying value of $250,521 and $38,794, respectively. The loans receivable carried at cost have various maturity dates ranging from May 2020 to June 2022.

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

As of June 30, 2019 and December 31, 2018, the Company’s securities and other investments owned and securities sold not yet purchased at fair value consisted of the following securities:

	June 30,	December 31,
	2019	2018
Securities and other investments owned:
Common and preferred stocks and warrants	$180,089	$193,459
Corporate bonds	23,170	18,825
Fixed income securities	5,767	3,825
Loans receivable at fair value	41,847	33,731
Partnership interests and other	19,417	23,737
	$270,290	$273,577

Securities sold not yet purchased:
Common stocks	$15,855	$11,130
Corporate bonds	21,158	16,338
Fixed income securities	5,741	10,155
	$42,754	$37,623

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

The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

	Financial Assets and Liabilities Measured at Fair Value
	on a Recurring Basis at June 30, 2019 Using
	Fair value at June 30,	Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities and other investments owned:
Common and preferred stocks and warrants	$180,089	$147,434	$—	$32,655
Corporate bonds	23,170	—	23,170	—
Fixed income securities	5,767	—	5,767	—
Loans receivable at fair value	41,847	—	—	41,847
Total	250,873	$147,434	$28,937	$74,502
Investment funds valued at net asset value (1)	19,417
Total assets measured at fair value	$270,290

Liabilities:
Securities sold not yet purchased:
Common stocks	$15,855	$15,855	$—	$—
Corporate bonds	21,158	—	21,158	—
Fixed income securities	5,741	—	5,741	—
Total securities sold not yet purchased	42,754	15,855	26,899	—

Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,224	—	—	4,224
Total liabilities measured at fair value	$46,978	$15,855	$26,899	$4,224

	Financial Assets and Liabilities Measured at Fair Value
	on a Recurring Basis at December 31, 2018 Using
	Fair value at December 31	Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities and other investments owned:
Common and preferred stocks and warrants	$193,459	$168,882	$—	$24,577
Corporate bonds	18,825	—	18,825	—
Fixed income securities	3,825	—	3,825	—
Loans receivable at fair value	33,731	—	—	33,731
Total	249,840	$168,882	$22,650	$58,308
Investment funds valued at net asset value(1)	23,737
Total assets measured at fair value	$273,577

Liabilities:
Securities sold not yet purchased:
Common stocks	$11,130	$11,130	$—	$—
Corporate bonds	16,338	—	16,338	—
Fixed income securities	10,155	—	10,155	—
Total securities sold not yet purchased	37,623	11,130	26,493	—

Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,633	—	—	4,633
Total liabilities measured at fair value	$42,256	$11,130	$26,493	$4,633

(1)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy in accordance with ASC “Topic 820 Fair Value Measurements.” The fair value amounts presented in the tables above for investment funds valued at net asset value are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.

As of June 30, 2019 and December 31, 2018, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $74,502 and $58,308, respectively, or 3.8% and 3.0%, respectively, of the Company’s total assets. In determining the fair value for these Level 3 financial assets, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity.

The following table summarizes the significant unobservable inputs in the fair value measurement of level 3 financial assets and liabilities by category of investment and valuation technique as of June 30, 2019:

	Fair value at
	June 30,				Weighted
	2019	Valuation Technique	Unobservable Input	Range	Average
Assets:
Common and preferred stocks and warrants	$32,655	Market approach	Over-the-counter trading activity	$11.00/share	$11.00
			Market price of related security	$0.34/share	$0.34
			Recent transaction	$1,515.15/share	$1,515.15
		Yield analysis	Market yield	13.0%	13.0%
		Option pricing model	Annualized volatility	26% - 67%	48%
		Discounted cash flow	Cost of capital	12.1%	12.1%
Loans receivable at fair value	41,847	Discounted cash flow	Market interest rate	6.0% - 18.0%	12.7%
		Market approach	Market price of related security	$11.51-$1,515.15/share	$792.73
Total level 3 assets measured at fair value	$74,502

Liabilities:
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$4,224	Market approach	Operating income multiple	6.0x	6.0x

The changes in Level 3 fair value hierarchy during the six months ended June 30, 2019 and 2018 are as follows:

	Level 3	Level 3 Changes During the Period				Level 3
	Balance at	Fair	Relating to	Purchases,	Transfer in	Balance at
	Beginning of	Value	Undistributed	Sales and	and/or out	End of
	Year	Adjustments	Earnings	Settlements	of Level 3	Period
Six Months Ended June 30, 2019
Common and preferred stocks and warrants	$24,577	$5,267	$1,360	$1,451	$—	$32,655
Loans receivable at fair value	33,731	8,619	475	(978)	—	41,847
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,633	—	(409)	—	—	4,224
Six Months Ended June 30, 2018
Common stocks and warrants	$28,346	$(3,246)	$578	$544	$—	$26,222
Loans receivable at fair value	33,713	(2)	—	(16,882)	—	16,829
Partnership interests and other	26,104	968	(685)	18,279	—	44,666
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,478	—	(240)	—	—	4,238

The amount reported in the table above for the six months ended June 30, 2019 and 2018 includes the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis. The carrying amounts reported in the condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value based on the short-term maturity of these instruments.

The carrying amount of the senior notes payable and term loan approximate fair value because the contractual interest rates or effective yields of such instruments are consistent with current market rates of interest for instruments of comparable credit risk.

During the six months ended June 30, 2019 and 2018, there were no assets or liabilities measured at fair value on a non-recurring basis.

(t) Derivative and Foreign Currency Translation

The Company periodically uses derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain Auction and Liquidation engagements with operations outside the United States. The Company did not use any derivative contracts during the six months ended June 30, 2019. During the six months ended June 30, 2018, the Company’s use of derivatives consisted of the purchase of forward exchange contracts (a) in the amount of $54,406 Canadian dollars, that were settled during the six months ended June 30, 2018 and (b) $1,500 Euro’s that settled in March 2018.

The net loss from forward exchange contracts was $121 and $91 during the three months and six months ended June 30, 2018, respectively. This amount is reported as a component of selling, general and administrative expenses in the condensed consolidated statements of income.

The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using year-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. Transaction (loss) gains were ($139) and $756 during the three months ended June 30, 2019 and 2018, respectively, and ($325) and $894 during the six months ended June 30, 2019 and 2018, respectively. These amounts are included in selling, general and administrative expenses in the Company’s condensed consolidated statements of income.

(u) Common Stock Warrants

The common stock warrants entitle the holders of the warrants to acquire shares of the Company’s common stock from the Company at a price of $17.50 per share (the “Exercise Price”), subject to, among other matters, the proper completion of an exercise notice and payment. The Exercise Price and the number of shares of Company common stock issuable upon exercise are subject to customary anti-dilution and adjustment provisions, which include stock splits, subdivisions or reclassifications of the Company’s common stock. The common stock warrants expire on July 3, 2022. As of December 31, 2018, warrants to purchase 821,816 shares of common stock were outstanding. On May 16, 2019, the Company repurchased 638,311 warrants for $2,777 ($4.35 per warrant) which is included in common stock warrants repurchased in the condensed consolidated statements of equity. As of June 30, 2019, warrants to purchase 183,505 shares of common stock were outstanding.

(v) Equity Investment

bebe stores, inc.

At June 30, 2019, the Company had a 30.5% ownership interest in bebe stores, inc. (“bebe”). The equity ownership in bebe is accounted for under the equity method of accounting, and is included in prepaid expenses and other assets in the condensed consolidated balance sheets.

National Holdings Corporation

On November 14, 2018, the Company entered into an agreement to acquire shares of National Holdings Corporation (“National Holdings”), a Nasdaq-listed issuer, from Fortress Biotech, Inc. for an aggregate purchase price totaling approximately $22.9 million. The transaction was completed in two tranches. In the first tranche, which was completed in the fourth quarter of 2018, the Company acquired shares representing 24% of the total outstanding shares of National Holdings. The second tranche was completed in the first quarter of 2019. As of June 30, 2019, the Company had purchased 6,159,550 shares of National Holdings’ common stock, representing 48.8% of National Holdings’ outstanding shares, at $3.25 per share. The carrying value for the National Holdings investment is included in prepaid expenses and other assets in the condensed consolidated balance sheets. The equity ownership in National Holdings is accounted for under the equity method of accounting.

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

The carrying value of the Company’s investments in the VIE that was not consolidated is shown below.

June 30, 2019
Partnership investments	$3,437
Due from related party	283
Maximum exposure to loss	$3,720

(y) Recent Accounting Pronouncements

Not yet adopted

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The revised guidance will be applied prospectively and is effective for calendar year-end SEC filers for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has not yet adopted this update and currently evaluating the effect this new standard will have on its financial condition and results of operations.

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

In August 2018, the FASB issued ASU No. 2018-13: Fair Value Measurement (Topic 820) (“ASU 2018-13”). The amendments in this update change the disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. The Company early adopted ASU 2018-13 in the third quarter of 2018 and the adoption did not have a material impact on our consolidated financial statements.

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

NOTE 3—ACQUISITIONS

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

The assets and liabilities of magicJack, both tangible and intangible, were recorded at their estimated fair values as of the November 14, 2018, acquisition date for magicJack. The application of the purchase method of accounting resulted in goodwill of $106,158 which represents the benefits from synergies with the Company’s existing business and acquired workforce. The purchase accounting for the acquisition has been accounted for as a stock purchase with all of the recognized goodwill is expected to be non-deductible for tax purposes.

The preliminary purchase price allocation was as follows:

Consideration paid by B. Riley:
Number of magicJack shares outstanding at November 14, 2018	16,248,299
Cash merger consideration per share	$8.71
Total cash consideration for magicJack common shares	141,523
Cash consideration for magicJack stock options and accelerated vesting of restricted stock awards	1,592
Total consideration	$143,115

Tangible assets acquired and assumed:
Cash and cash equivalents	$53,875
Restricted cash	369
Accounts receivable	3,103
Inventory	2,033
Prepaid expenses and other assets	4,961
Property and equipment	2,922
Deferred taxes	16,769
Accounts payable	(2,313)
Contract liabilities	(66,489)
Accrued payroll and related expenses	(1,989)
Accrued expenses and other liabilities	(20,934)
Developed technology	6,400
Tradename	1,750
Customer list	34,500
Process-know-how	2,000
Goodwill	106,158
Total	$143,115

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

	Pro Forma (Unaudited)
	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Revenues	$144,742	$259,754
Net income attributable to B. Riley Financial, Inc.	$19,430	$25,041

Basic earnings per share	$0.76	$0.97
Diluted earnings per share	$0.74	$0.93

Weighted average basic shares outstanding	25,424,178	25,799,077
Weighted average diluted shares outstanding	26,397,513	26,785,170

NOTE 4—RESTRUCTURING CHARGE

The Company recorded restructuring charges in the amount of $1,552 and $1,602 for the three months ended June 30, 2019 and 2018, respectively, and $1,699 and $1,819 for the six months ended June 30, 2019 and 2018, respectively.

The restructuring charges during the three and six months ended June 30, 2019 were primarily related to severance costs for magicJack employees from a reduction in workforce and lease termination costs in the Principal Investments – United Online and magicJack segment.

The restructuring charges during the three and six months ended June 30, 2018 were primarily related to the planned consolidation of office space related to operations in the Capital Markets segment.

The following tables summarize the changes in accrued restructuring charge during three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Balance, beginning of period	$3,384	$1,576	$3,855	$2,600
Restructuring charge	1,552	1,602	1,699	1,819
Cash paid	(2,411)	(1,229)	(3,047)	(2,450)
Non-cash items	117	(122)	135	(142)
Balance, end of period	$2,642	$1,827	$2,642	$1,827

The following tables summarize the restructuring activities by reportable segment during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019				2018
		Principal				Principal
		Investments -				Investments -
	Capital	United Online			Capital	United Online
	Markets	and magicJack	Corporate	Total	Markets	and magicJack	Corporate	Total
Restructuring charge (recovery):
Employee termination costs	$—	$1,418	$—	$1,418	682	$—	$—	$682
Facility closure and consolidation	25	109	—	134	1,092	—	(172)	920
Total restructuring charge	$25	$1,527	$—	$1,552	1,774	$—	$(172)	$1,602

	Six Months Ended June 30,
	2019				2018
		Principal				Principal
		Investments -				Investments -
	Capital	United Online			Capital	United Online
	Markets	and magicJack	Corporate	Total	Markets	and magicJack	Corporate	Total
Restructuring charge (recovery):
Employee termination costs	$—	$1,594	$—	$1,594	653	$—	$—	$653
Facility closure and consolidation	(4)	109	—	105	1,376	—	(210)	1,166
Total restructuring charge	$(4)	$1,703	$—	$1,699	2,029	$—	$(210)	$1,819

NOTE 5—SECURITIES LENDING

The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of June 30, 2019 and December 31, 2018:

	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets (1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the consolidated balance sheets but eligible for offsetting upon counterparty default(2)	Net amounts
As of June 30, 2019
Securities borrowed	$759,921	$—	$759,921	$759,921	$—
Securities loaned	$759,109	$—	$759,109	$759,109	$—
As of December 31, 2018
Securities borrowed	$931,346	$—	$931,346	$931,346	$—
Securities loaned	$930,522	$—	$930,522	$930,522	$—

(1)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)	Includes the amount of cash collateral held/posted.

NOTE 6—ACCOUNTS RECEIVABLE

The components of accounts receivable, net, include the following:

	June 30,	December 31,
	2019	2018
Accounts receivable	$27,344	$12,594
Investment banking fees, commissions and other receivables	17,757	26,581
Unbilled receivables	12,709	3,644
Total accounts receivable	57,810	42,819
Allowance for doubtful accounts	(1,360)	(696)
Accounts receivable, net	$56,450	$42,123

Additions and changes to the allowance for doubtful accounts consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Balance, beginning of period	$766	$661	$696	$800
Add: Additions to reserve	834	343	1,067	648
Less: Write-offs	(219)	(208)	(382)	(652)
Less: Recovery	(21)	—	(21)	—
Balance, end of period	$1,360	$796	$1,360	$796

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $220,181 and $223,368 at June 30, 2019 and December 31, 2018, respectively. During the six months ended June 30, 2019, goodwill decreased by $3,187. The decrease in goodwill included a decrease of $3,213 as a result the allocation of goodwill related to the sale of a division of magicJack offset by an increase in goodwill of $26 from magicJack’s purchase price allocation adjustments during the six months ended June 30, 2019. At June 30, 2019, goodwill was comprised of $95,820 in the Capital Markets segment, $1,975 in the Auction and Liquidation segment, $3,713 in the Valuation and Appraisal segment, and $118,673 in the Principal Investments – United Online and magicJack segment. At December 31, 2018, goodwill was comprised of $95,820 in the Capital Markets segment, $1,975 in the Auction and Liquidation segment, $3,713 in the Valuation and Appraisal segment, and $121,860 in the Principal Investments – United Online and magicJack segment.

Intangible assets consisted of the following:

		As of June 30, 2019			As of December 31, 2018
		Gross			Gross
		Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Useful Life	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Customer relationships	4 to 16 Years	$90,330	$21,672	$68,658	$92,330	$16,608	$75,722
Domain names	7 Years	233	100	133	237	85	152
Advertising relationships	8 Years	100	38	62	100	31	69
Internally developed software and other intangibles	0.5 to 5 Years	11,733	3,618	8,115	11,773	2,436	9,337
Trademarks	7 to 10 Years	4,600	1,043	3,557	4,600	762	3,838
Total		106,996	26,471	80,525	109,040	19,922	89,118

Non-amortizable assets:
Tradenames		2,240	—	2,240	2,240	—	2,240
Total intangible assets		$109,236	$26,471	$82,765	$111,280	$19,922	$91,358

Amortization expense was $3,344 and $2,146 for the three months ended June 30, 2019 and 2018, respectively, and $6,721 and $4,306 for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, estimated future amortization expense is $6,616, $12,849, $12,467, $12,447, and $12,203 for the years ended December 31, 2019 (remaining six months), 2020, 2021, 2022 and 2023, respectively. The estimated future amortization expense after December 31, 2023 is $23,943.

NOTE 8—LEASING ARRANGEMENTS

The Company’s operating lease assets primarily represent the lease of office space where the Company conducts its operations with the weighted average lease term of 8.2 years. The operating leases have lease terms ranging from one month to twelve years. The weighted average discount rate used to calculate the present value of lease payments was 5.58% at June 30, 2019. For the three and six months ended June 30, 2019, total operating lease expense was $3,192 and $6,294, respectively. Of the $3,192 and $6,294 operating lease expense for the three and six months ended June 30, 2019, respectively, $262 and $579 were attributable to variable lease expenses. Operating lease expense is included in selling, general and administrative expenses in the condensed consolidated statements of income.

For the six months ended June 30, 2019, cash payments against operating lease liabilities totaled $6,211 and non-cash transactions totaled $1,871 to recognize operating lease right-of-use assets and operating lease liabilities. Cash flows from operating leases are classified as net cash flows from operating activities in the accompanying condensed consolidated statements of cash flows.

As of June 30, 2019, maturities of operating lease liabilities were as follows:

Operating
Leases
Year ending December 31:
2019 (remaining six months)	$6,544
2020	12,024
2021	10,443
2022	9,611
2023	9,041
Thereafter	33,888
Total lease payments	81,551
Less: imputed interest	(16,052)
Total operating lease liability	$65,499

At June 30, 2019, the Company did not have any significant leases executed but not yet commenced.

NOTE 9—ASSET BASED CREDIT FACILITY

On April 21, 2017, the Company amended its credit agreement (as amended, the “Credit Agreement”) governing its asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) to increase the maximum borrowing limit from $100,000 to $200,000. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. The Credit Agreement continues to allow for borrowings under the separate credit agreement (a “UK Credit Agreement”) which was dated March 19, 2015 with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom. Such facility allows the Company to borrow up to 50 million British Pounds. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $200,000 credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The Company paid Wells Fargo Bank a closing fee in the amount of $500 in connection with the April 2017 amendment to the Credit Agreement. The interest rate for each revolving credit advance under the Credit Agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. Interest expense totaled $104 and $3,242 for the three months ended June 30, 2019 and 2018, respectively, and $586 and $3,329 for the six months ended June 30, 2019 and 2018, respectively. There was no outstanding balance on this credit facility at June 30, 2019 and December 31, 2018. At June 30, 2019, there were no open letters of credit outstanding.

We are in compliance with all financial covenants in the asset based credit facility at June 30, 2019.

NOTE 10—TERM LOAN

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

Under the BRPAC Credit Agreement, the Company borrowed $80,000 due December 19, 2023. Pursuant to the terms of the BRPAC Credit Agreement, the Company may request additional optional term loans in an aggregate principal amount of up to $10,000 at any time prior to the first anniversary of the agreement date (the “Option Loan”) with a final maturity date of December 19, 2023. On February 1, 2019, the Credit Parties, the Closing Date Lenders, the Agent and City National Bank, as a new lender (the “New Lender”), entered into the First Amendment to the Credit Agreement and Joinder (the “First Amendment”) pursuant to which, among other things, (i) New Lender became a party to the BRPAC Credit Agreement, (ii) the New Lender extended to Borrowers the Option Loan in the amount of $10,000, (iii) the aggregate outstanding principal amount of the term loans was increased from $80,000 to $90,000; and (iv) the amortization schedule under the BRPAC was amended as set forth in the First Amendment. Additionally, in connection with the Option Loan, the Borrowers executed a term note in favor of New Lender dated February 1, 2019 in the amount of $10,000. Borrowings under the BRPAC Credit Agreement bear interest at a rate equal to (a) the LIBOR rate for Eurodollar loans, plus (b) the applicable margin rate, which ranges from two and one-half percent (2.5%) to three percent (3.0%) per annum, based upon the Borrowers’ ratio of consolidated funded indebtedness to adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) for the preceding four fiscal quarters or other applicable period. At June 30, 2019 interest rate on the BRPAC Credit Agreement was at 5.49%. Interest payments are to be made each one, three or six months. Amounts outstanding under the BRPAC Credit Agreement are due in quarterly installments commencing on March 31, 2019 with any remaining amounts outstanding due at maturity. For the $80,000 loan, quarterly installments from June 30, 2019 to December 31, 2022 are in the amount of $4,244 per quarter and from March 31, 2023 to December 31, 2023 are $2,122 per quarter. For the $10,000 loan, quarterly installments from June 30, 2019 to December 31, 2022 are $566 per quarter and from March 31, 2023 to December 31, 2023 are $265 per quarter. As of June 30, 2019 and December 31, 2018, the outstanding balance on the term loan was $80,916 (net of unamortized debt issuance costs of $779) and $79,166 (net of unamortized debt issuance costs of $834), respectively. Interest expense on the term loan during the three and six months ended June 30, 2019 was $1,257 (including amortization of deferred debt issuance costs of $93) and $2,535 (including amortization of deferred debt issuance costs of $181), respectively.

We are in compliance with all financial covenants in the BRPAC Credit Agreement at June 30, 2019.

NOTE 11—NOTES PAYABLE

Senior Notes Payable

Senior notes payable, net, is comprised of the following as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
7.50% Senior notes due October 31, 2021	$52,154	$46,407
7.50% Senior notes due May 31, 2027	110,028	108,792
7.25% Senior notes due December 31, 2027	110,567	100,441
7.375% Senior notes due May 31, 2023	114,827	111,528
6.875% Senior notes due September 30, 2023	103,527	100,050
6.75% Senior notes due May 31, 2024	100,050	—
	591,153	467,218
Less: Unamortized debt issuance costs	(8,671)	(7,464)
	$582,482	$459,754

(a) $52,154 Senior Notes Payable due October 31, 2021

At June 30, 2019, the Company had $52,154 senior notes due in 2021 (“7.50% 2021 Notes”), interest payable quarterly at 7.50%. On November 2, 2016, the Company issued $28,750 of the 7.50% 2021 Notes and as of December 31, 2018, the Company issued additional $17,657 of the 7.50% 2021 Notes pursuant to the Sales Agreements, as further discussed below. During the six months ended June 30, 2019, the Company issued an additional $5,747 of the 7.50% 2021 Notes pursuant to the December 2018 Sales Agreement, as discussed below. The 7.50% 2021 Notes are unsecured and due and payable in full on October 31, 2021. In connection with the issuance of the 7.50% 2021 Notes, the Company received net proceeds of $51,289 (after premium, underwriting commissions, fees and other issuance costs of $865). At June 30, 2019 and December 31, 2018, the outstanding balance of the 2021 Notes was $51,772 (net of unamortized debt issue costs and premiums of $382) and $45,914 (net of unamortized debt issue costs and premiums of $493), respectively. Interest expense on the 7.50% 2021 Notes totaled $988 and $771 for the three months ended June 30, 2019 and 2018, respectively, and $1,917 and $1,482 for the six months ended June 30, 2019 and 2018, respectively.

(b) $110,028 Senior Notes Payable due May 31, 2027

At June 30, 2019, the Company had $110,028 senior notes due in 2027 (“7.50% 2027 Notes”), interest payable quarterly at 7.50%. On May 31, 2017, the Company issued $60,375 of the 7.50% 2027 Notes and as of December 31, 2018, the Company issued additional $48,417 of the 7.50% 2027 Notes pursuant to the Sales Agreements. During the six months ended June 30, 2019, the Company issued an additional $1,236 of the 7.50% 2027 Notes pursuant to the December 2018 Sales Agreement, as discussed below. The 2027 Notes are unsecured and due and payable in full on May 31, 2027. In connection with the issuance of the 7.50% 2027 Notes, the Company received net proceeds of $108,173 (after premium, underwriting commissions, fees and other issuance costs of $1,855). At June 30, 2019 and December 31, 2018, the outstanding balance of the 7.50% 2027 Notes was $108,550 (net of unamortized debt issue costs and premium of $1,478) and $107,256 (net of unamortized debt issuance costs and premium of $1,536), respectively. Interest expense on the 7.50% 2027 Notes totaled $2,100 and $1,860 for the three months ended June 30, 2019 and 2018, respectively, and $4,186 and $3,638 for the six months ended June 30, 2019 and 2018, respectively

(c) $110,567 Senior Notes Payable due December 31, 2027

At June 30, 2019, the Company had $110,567 senior notes due in December 2027 (“7.25% 2027 Notes”), interest payable quarterly at 7.25%. In December 2017, the Company issued $80,500 of the 7.25% 2027 Notes and as of December 31, 2018, the Company issued additional $19,941 of the 7.25% 2027 Notes pursuant to the Sales Agreements. During the six months ended June 30, 2019, the Company issued an additional $10,126 of the 7.25% 2027 Notes pursuant to the December 2018 Sales Agreement, as discussed below. The 7.25% 2027 Notes are unsecured and due and payable in full on December 31, 2027. In connection with the issuance of the 7.25% 2027 Notes, the Company received net proceeds of $107,863 (after underwriting commissions, fees and other issuance costs of $2,704). At June 30, 2019 and December 31, 2018, the outstanding balance of the 7.25% 2027 Notes was $108,256 (net of unamortized debt issue costs and premium of $2,311) and $98,073 (net of unamortized debt issue costs and premiums of $2,368), respectively. Interest expense on the 7.25% 2027 Notes totaled $1,913 and $1,751 for the three months ended June 30, 2019 and 2018, respectively, and $3,799 and $3,285 for the six months ended June 30, 2019 and 2018, respectively.

(d) $114,827 Senior Notes Payable due May 31, 2023

At June 30, 2019, the Company had $114,827 senior notes due in May 2023 (“7.375% 2023 Notes”), interest payable quarterly at 7.375%. In May 2018, the Company issued $100,050 of the 7.375% 2023 Notes and as of December 31, 2018, the Company issued an additional $11,478 of the 7.375% 2023 Notes pursuant to the Sales Agreements. During the six months ended June 30, 2019, the Company issued an additional $3,299 of the 7.375% 2023 Notes pursuant to the December 31, 2018 Sales Agreement. The 7.375% 2023 Notes are unsecured and due and payable in full on May 31, 2023. In connection with the issuance of the 7.375% 2023 Notes, the Company received net proceeds of $112,996 (after premium, underwriting commissions, fees and other issuance costs of $1,831). At June 30, 2019 and December 31, 2018, the outstanding balance of the 7.375% 2023 Notes was $113,425 (net of unamortized debt issue costs and premium of $1,402) and $109,872 (net of unamortized debt issuance costs and premium of $1,656), respectively. Interest expense on the 7.375% 2023 Notes totaled $2,178 and $976 for the three months ended June 30, 2019 and 2018, respectively, and $4,333 and $976 for the six months ended June 30, 2019 and 2018, respectively.

(e) $103,527 Senior Notes Payable due September 30, 2023

At June 30, 2019, the Company had $103,527 senior notes due in September 2023 (“6.875% 2023 Notes”), interest payable quarterly at 6.875%. In September 2018, the Company issued $100,050 of the 6.875% 2023 Notes and during the six months ended June 30, 2019, the Company issued an additional $3,477 of the 6.875% 2023 Notes pursuant to the December 2018 Sales Agreement. The 6.875% 2023 Notes are unsecured and due and payable in full on September 30, 2023. In connection with the issuance of the 6.875% 2023 Notes, the Company received net proceeds of $102,047 (after underwriting commissions, fees and other issuance costs of $1,480). At June 30, 2019 and December 31, 2018, the outstanding balance of the 6.875% 2023 Notes was $102,286 (net of unamortized debt issuance costs and premium of $1,241) and $98,639 (net of unamortized debt issuance costs and premium of $1,411), respectively. Interest expense on the 6.875% 2023 Notes totaled $1,823 and $3,622 for the three and six months ended June 30, 2019, respectively.

(f) $100,050 Senior Notes Payable due May 31, 2024

On May 7, 2019, the Company issued $100,050 senior notes due in May 2024 (“6.75% 2024 Notes”) pursuant to the prospectus supplement dated May 2, 2019. Interest on the 6.75% 2024 Notes is payable quarterly at 6.75%. The 6.75% 2024 Notes are unsecured and due and payable in full on May 31, 2024. In connection with the issuance of the 6.75% 2024 Notes, the Company received net proceeds of $98,137 (after underwriting commissions, fees and other issuance costs of $1,913). At June 30, 2019, the outstanding balance of the 6.75% 2024 Notes was $98,193 (net of unamortized debt issue costs of $1,857). Interest expense on the 6.75% 2024 Notes totaled $1,013 for the period from May 7, 2019 (inception) to June 30, 2019.

(g) At Market Issuance Sales Agreement to Issue Up to Aggregate of $75,000 of 6.875% 2023 Notes, 7.375% 2023 Notes, 7.25% 2027 Notes, 7.50% 2027 Notes or 7.50% 2021 Notes.

During 2017 and 2018, the Company entered into a series of related At the Market Issuance Sales Agreements (the “Sales Agreements”) with B. Riley FBR, Inc. governing an ongoing program of at-the-market sales of the Company’s senior notes. The Company filed prospectus supplements under which the Company sold the senior notes on June 28, 2017, December 19, 2017, April 25, 2018, June 5, 2018 and December 18, 2018. Each of these prospectus supplements was filed pursuant to an effective Registration Statement on Form S-3. The Company’s most recent Sales Agreement was entered into on December 18, 2018 (the “December 2018 Sales Agreement”), and under the related prospectus supplement, the Company may offer and sell up to $75,000 of the senior notes. As of June 30, 2019, the Company had $ 51,115 remaining availability under the December 2018 Sales Agreement.

Other Notes Payable

Notes payable include notes payable to a clearing organization for one of the Company’s broker dealers. The notes payable accrue interest at rates set at each anniversary date ranging from the prime rate plus 0.25% to 2.0% (5.25% to 6.50% at June 30, 2019) payable annually. The principal payments on the notes payable are due annually in the amount of $357 on January 31 and $121 on October 31. The notes payable mature at various dates from October 31, 2019 through January 31, 2020. At June 30, 2019 and December 31, 2018, the outstanding balance for the notes payable was $1,193 and $1,550, respectively. Interest expense was $22 and $29 for the three months ended June 30, 2019 and 2018, respectively, and $45 and $57 for the six months ended June 30, 2019 and 2018, respectively.

NOTE 12—REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from contracts with customers by reportable segment for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30, 2019
	Reportable Segment
				Principal
		Auction and	Valuation and	Investments -
	Capital Markets	Liquidation	Appraisal	United Online and magicJack	Total

Corporate finance, consulting and investment banking fees	$39,597	$—	$—	$—	$39,597
Wealth and asset management fees	18,509	—	—	—	18,509
Commissions, fees and reimbursed expenses	10,376	27,466	9,742	—	47,584
Subscription services	—	—	—	21,071	21,071
Service contract revenues	—	6,274	—	—	6,274
Advertising and other	—	1,176	—	4,707	5,883
Total revenues from contracts with customers	68,482	34,916	9,742	25,778	138,918

Interest income - Securities lending	7,665	—	—	—	7,665
Trading gain on investments	3,755	—	—	—	3,755
Other	14,346	—	—	—	14,346
Total revenues	$94,248	$34,916	$9,742	$25,778	$164,684

	Three Months Ended June 30, 2018
	Reportable Segment
				Principal
		Auction and	Valuation and	Investments -
	Capital Markets	Liquidation	Appraisal	United Online and magicJack	Total

Corporate finance, consulting and investment banking fees	$28,059	$—	$—	$—	$28,059
Wealth and asset management fees	18,587	—	—	—	18,587
Commissions, fees and reimbursed expenses	10,324	24,479	9,459	—	44,262
Subscription services	—	—	—	9,044	9,044
Service contract revenues	—	2,357	—	—	2,357
Advertising and other	—	—	—	2,377	2,377
Total revenues from contracts with customers	56,970	26,836	9,459	11,421	104,686

Interest income - Securities lending	6,591	—	—	—	6,591
Trading gain on investments	8,410	—	—	—	8,410
Other	5,814	—	—	—	5,814
Total revenues	$77,785	$26,836	$9,459	$11,421	$125,501

	Six Months Ended June 30, 2019
	Reportable Segment
				Principal
				Investments -
		Auction and	Valuation and	United Online
	Capital Markets	Liquidation	Appraisal	and magicJack	Total
Revenue from contracts with customers:
Corporate finance, consulting and investment banking fees	$57,433	$—	$—	$—	$57,433
Wealth and asset management fees	36,044	—	—	—	36,044
Commissions, fees and reimbursed expenses	21,273	35,099	18,325	—	74,697
Subscription services	—	—	—	43,469	43,469
Service contract revenues	—	19,350	—	—	19,350
Advertising and other	—	1,176	—	9,844	11,020
Total revenues from contracts with customers	114,750	55,625	18,325	53,313	242,013

Interest income - Securities lending	16,995	—	—	—	16,995
Trading gain on investments	27,136	—	—	—	27,136
Other	20,668	—	—	—	20,668
Total revenues	$179,549	$55,625	$18,325	$53,313	$306,812

	Six Months Ended June 30, 2018
	Reportable Segment
				Principal
				Investments -
		Auction and	Valuation and	United Online
	Capital Markets	Liquidation	Appraisal	and magicJack	Total
Revenue from contracts with customers:
Corporate finance, consulting and investment banking fees	$49,025	$—	$—	$—	$49,025
Wealth and asset management fees	37,757	—	—	—	37,757
Commissions, fees and reimbursed expenses	21,013	30,813	17,979	—	69,805
Subscription services	—	—	—	18,185	18,185
Service contract revenues	—	11,540	—	—	11,540
Advertising and other	—	—	—	4,648	4,648
Total revenues from contracts with customers	107,795	42,353	17,979	22,833	190,960

Interest income - Securities lending	13,882	—	—	—	13,882
Trading gain on investments	4,911	—	—	—	4,911
Other	11,526	—	—	—	11,526
Total revenues	$138,114	$42,353	$17,979	$22,833	$221,279

Contract Balances

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. Receivables related to revenues from contracts with customers totaled $56,450 and $42,123 at June 30, 2019 and December 31, 2018, respectively. The Company had no significant impairments related to these receivables during the three and six months ended June 30, 2019. The Company’s deferred revenue primarily relates to retainer and milestone fees received from corporate finance and investment banking advisory engagements, asset management agreements, Valuation and Appraisal engagements and subscription services where the performance obligation has not yet been satisfied. Deferred revenue at June 30, 2019 and December 31, 2018 was $68,097 and $69,066, respectively. During the three and six months ended June 30, 2019, the Company recognized revenue of $11,932 and $25,166 that was recorded as deferred revenue at the beginning of the respective year. During the three and six months ended June 30, 2018, the Company recognized revenue of $2,491 and $4,466, respectively, that was recorded as deferred revenue at the beginning of the year.

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

The capitalized costs to fulfill a contract were $2,078 and $2,920 at June 30, 2019 and December 31, 2018, respectively, and are recorded in prepaid expenses and other assets in the condensed consolidated balance sheets. For the three and six months ended June 30, 2019, the Company recognized expenses of $430 and $1,031 related capitalized costs to fulfill a contract, respectively. For the three and six months ended June 30, 2018, the Company recognized expenses and related capitalized costs to fulfill a contract of $147 and $602, respectively. There were no significant impairment charges recognized in relation to these capitalized costs during the six months ended June 30, 2019 and 2018.

Remaining Performance Obligations and Revenue Recognized from Past Performance

The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at June 30, 2019. Corporate finance and investment banking fees and retail liquidation engagement fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at June 30, 2019.

NOTE 13—INCOME TAXES

The Company’s effective income tax rate was a provision of 29.0% and 21.9% for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, the Company had federal net operating loss carryforwards of $60,637 and state net operating loss carryforwards of $61,930. The Company’s federal net operating loss carryforwards will expire in the tax years commencing in December 31, 2029 through December 31, 2034. The state net operating loss carryforwards will expire in the tax years commencing in December 31, 2029.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss, capital loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company’s net operating losses are subject to annual limitations in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of June 30, 2019, the Company believes that the existing net operating loss carryforwards will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided a valuation allowance. The Company does not believe that it is more likely than not that the Company will be able to utilize the benefits related to capital loss carryforwards and has provided a valuation allowance in the amount of $61,127 against these deferred tax assets.

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

NOTE 14—EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Basic common shares outstanding exclude 387,365 common shares in 2019 and 453,365 common shares in 2018 that are held in escrow and subject to forfeiture. The common shares held in escrow includes 387,365 common shares that are subject to forfeiture to indemnify the Company for certain representations and warranties in connection with the acquisition of Wunderlich, and in 2018 excluded 66,000 common shares held in escrow issued to the former members of Great American Group, LLC that were subject to forfeiture upon the final settlement of claims for goods held for sale in connection with the transaction with Alternative Asset Management Acquisition Corp. in 2009. In August 2018, the shares held in escrow issued to the former members of Great American Group, LLC were released and 21,233 of the 66,000 shares held in escrow were cancelled to satisfy the resolution of escrow claims. The shares that remain in escrow are subject to forfeiture upon the final settlement of claims as more fully described in the related escrow instructions. Dilutive common shares outstanding includes contingently issuable shares that are currently in escrow and subject to release if the conditions for the final settlement of claims in accordance with the escrow instructions were satisfied at the end of the respective years. Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net income per share were 1,104,198 and 1,760,703 for the three months ended June 30, 2019 and 2018, respectively, and 1,528,533 and 1,797,563 for the six months ended June 30, 2019 and 2018, respectively, because to do so would have been anti-dilutive.

Basic and diluted earnings per share was calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income attributable to B. Riley Financial, Inc.	$22,157	$16,997	$30,180	$21,500

Weighted average shares outstanding:
Basic	26,278,352	25,424,178	26,247,952	25,799,077
Effect of dilutive potential common shares:
Restricted stock units and warrants	543,442	734,149	448,191	746,906
Contingently issuable shares	74,779	239,186	74,779	239,186
Diluted	26,896,573	26,397,513	26,770,922	26,785,169

Basic income per share	$0.84	$0.67	$1.15	$0.83
Diluted income per share	$0.82	$0.64	$1.13	$0.80

NOTE 15—COMMITMENTS AND CONTINGENCIES

(a) Letters of Credit

At June 30, 2019, there were letters of credit outstanding totaling $835 related to the Principal Investments — United Online and magicJack segment.

(b) Legal Matters

The Company is subject to certain legal and other claims that arise in the ordinary course of its business. In particular, the Company and its subsidiaries are named in and subject to various proceedings and claims arising primarily from the Company’s securities business activities, including lawsuits, arbitration claims, class actions, and regulatory matters. Some of these claims seek substantial compensatory, punitive, or indeterminate damages. The Company and its subsidiaries are also involved in other reviews, investigations, and proceedings by governmental and self-regulatory organizations regarding the Company’s business, which may result in adverse judgments, settlements, fines, penalties, injunctions, and other relief. In view of the number and diversity of claims against the Company, the number of jurisdictions in which litigation is pending, and the inherent difficulty of predicting the outcome of litigation and other claims, the Company cannot state with certainty what the eventual outcome of pending litigation or other claims will be. Notwithstanding this uncertainty, the Company does not believe that the results of these claims are likely to have a material effect on its financial position or results of operations.

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

On December 18, 2018, Rent-A-Center purported to terminate the Merger Agreement because the end date of the agreement was allegedly not extended prior to December 17, 2018 by Vintage Parent. On December 21, 2018, Vintage Capital Management, LLC, an affiliate of Vintage Parent (“Vintage Capital”) filed a complaint in the Court of Chancery of the State of Delaware (the “Court”) challenging Rent-A-Center’s purported termination of the Merger Agreement and demand for payment of the Termination Fee. On March 14, 2019, the Court issued its Opinion concluding that Rent-A-Center’s termination of the merger agreement was valid and did not rule on the enforceability of the payment of the Termination Fee. The parties submitted supplemental briefs as well as reply briefs on that issue. As previously disclosed, on April 22, 2019, the parties announced an agreement in principal to settle the matter and on April 25, 2019 signed a settlement agreement including a release of claims. The Company is not obligated to make any financial contribution in connection with such settlement.

On August 11, 2017, a putative class action lawsuit titled Freedman v. magicJack VocalTec Ltd. et al., Case 9-17-cv-80940, was filed against magicJack and its Board of Directors in the United States District Court for the Southern District of Florida (Case No: 9:17-cv-80940-RLR). The Company’s brief in opposition was filed on April 19, 2019. and a mandatory mediation subsequently took place with no resolution. A decision is expected at the end of 2019. The Company cannot estimate the amount of potential liability, if any, that could arise from this matter.

In June 2018, Galilee Acquisition LLC f/k/a Sutton View Acquisition LLC (“GAL”) filed a complaint, served the following month, (case No.:50-2018-CA-007976-XXXX-MB) in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against magicJack Vocaltec Ltd. alleging a claim for negligent misrepresentation. On April 4, 2019, the plaintiff’s counsel advised the court that it intended to file an amended complaint, and the court gave the plaintiff 30 days from that date to file such amended complaint. However, the plaintiff failed to file the amended complaint within the Court appointed time and has filed a request for an extension of time to file the amended complaint which the court is likely to grant. A case management conference was held with the Court during the week of July 8. The Company cannot estimate the amount of potential liability, if any, that could arise from this matter.

On January 5, 2017, complaints filed in November 2015 and May 2016 naming MLV & Co. (“MLV”), a broker-dealer subsidiary of FBR, as a defendant in putative class action lawsuits alleging claims under the Securities Act, in connection with the offerings of Miller Energy Resources, Inc. (“Miller”) have been consolidated. The Master Consolidated Complaint, styled Gaynor v. Miller et al., is pending in the United States District Court for the Eastern District of Tennessee, and, like its predecessor complaints, continues to allege claims under Sections 11 and 12 of the Securities Act against nine underwriters for alleged material misrepresentations and omissions in the registration statement and prospectuses issued in connection with six offerings (February 13, 2013; May 8, 2013; June 28, 2013; September 26, 2013; October 17, 2013 (as to MLV only) and August 21, 2014) with an alleged aggregate offering price of approximately $151,000. The Court has ordered mediation before a federal magistrate which is scheduled for August 6, 2019.

In February 2017, certain former employees filed an arbitration claim with FINRA against WSI alleging misrepresentations in the recruitment of claimants to join WSI. Claimants also allege that WSI failed to support their mortgage trading business resulting in the loss of opportunities during their employment with WSI. Claimants are seeking $10,000 million in damages. WSI has counterclaimed alleging that claimants misrepresented their process for doing business, particularly their capital needs, resulting in substantial losses to WSI. Arbitration hearings were held in April 2019 and all claims were dismissed. The parties may elect to file a motion to vacate by no later than August 15, 2019.

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

NOTE 16—SHARE-BASED PAYMENTS

(a) Amended and Restated 2009 Stock Incentive Plan

Share-based compensation expense for restricted stock units under the Company’s Amended and Restated 2009 Stock Incentive Plan (the “Plan”) was $1,835 and $1,261 for the three months ended June 30, 2019 and 2018, respectively, and $3,561 and $2,371 for the six months ended June 30, 2019 and 2018, respectively.

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

As of June 30, 2019, the expected remaining unrecognized share-based compensation expense of $14,764 will be expensed over a weighted average period of 2.3 years.

A summary of equity incentive award activity for the six months ended June 30, 2019 was as follows:

		Weighted
		Average
	Shares	Fair Value
Nonvested at January 1, 2019	896,817	$16.94
Granted	392,033	19.32
Vested	(469,216)	15.08
Forfeited	(3,564)	17.85
Nonvested at June 30, 2019	816,070	$19.14

The total fair value of shares vested during the six months ended June 30, 2019 was $7,076.

(b) Amended and Restated FBR & Co. 2006 Long-Term Stock Incentive Plan

In connection with the acquisition of FBR on June 1, 2017, the equity awards previously granted or available for issuance under the FBR & Co. 2006 Long-Term Stock Incentive Plan (the “FBR Stock Plan”) may be issued under the Plan. During the three months ended June 30, 2019, the Company granted restricted stock units representing 125,452 shares of common stock with a total grant date fair value of $2,418 under the FBR Stock Plan. The share-based compensation expense in connection with the FBR Stock Plan restricted stock awards was $1,015 and $1,740 during the three months ended June 30, 2019 and 2018, respectively and $1,782 and $3,188 during the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the expected remaining unrecognized share-based compensation expense of $7,314 will be expensed over a weighted average period of 2.0 years.

A summary of equity incentive award activity for the three months ended June 30, 2019 was as follows:

		Weighted
		Average
	Shares	Fair Value
Nonvested at January 1, 2019	689,430	$17.64
Granted	129,996	19.14
Vested	(147,796)	17.30
Forfeited	(67,673)	17.17
Nonvested at June 30, 2019	603,957	$18.10

The per-share weighted average grant-date fair value of restricted stock units was $19.14 during the six months ended June 30, 2019. There were 147,796 restricted stock units with a fair value of $2,558 that vested during the six months ended June 30, 2019 under the FBR Stock Plan.

NOTE 17—NET CAPITAL REQUIREMENTS

B. Riley FBR, MLV and B. Riley Wealth Management (“BRWM”), the Company’s broker-dealer subsidiaries, are registered with the SEC as broker-dealers and are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company’s broker-dealer subsidiaries are subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the subsidiaries to maintain minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of June 30, 2019, B. Riley FBR had net capital of $83,071, which was $81,556 in excess of its required net capital of $1,515; MLV had net capital of $700, which was $600 in excess of its required net capital of $100; and BRWM had net capital of $4,096, which was $3,599 in excess of its required net capital of $497.

NOTE 18—RELATED PARTY TRANSACTIONS

At June 30, 2019, amounts due from related parties of $4,318 includes $167 from GACP I, L.P. (“GACP I”) and $465 from GACP II, L.P. (“GACP II”) for management fees and other operating expenses, $13 due from B. Riley Principal Merger Corp, a company that consummated its initial public offering on April 11, 2019, and our wholly owned subsidiary, B. Riley Principal Sponsor Co. LLC, is the Sponsor, and $3,673 due from John Ahn, President of Great American Partners, LLC, our indirect wholly owned subsidiary (“GACP”), pursuant to a Secured Line of Promissory Note connected with a Transfer Agreement as further discussed below. At June 30, 2019, amounts due to related parties includes $135 due from CA Global Partners (“CA Global”) for operating expenses related to wholesale and industrial liquidation engagements managed by CA Global on behalf of GA Global Ptrs, and is included in due to related parties and partners on the accompanying condensed balance sheets. At December 31, 2018, amounts due from related parties of $1,729 include $194 from GACP I, $724 from GACP II, and $812 from CA Global for management fees, incentive fees and other operating expenses.

On April 1, 2019, the Company entered into a Transfer Agreement (the “Transfer Agreement”) with GACP II, a fund managed by GACP, and John Ahn, the President of GACP. The Transfer Agreement provides for among other things, the transfer to Mr. J. Ahn 55.56% of the Company’s limited partnership interest in GACP II (the “Transferred Interest”), which represents a capital commitment in the aggregate amount of $5,000. In connection with the Transfer Agreement, the Company provided Mr. J. Ahn with a non-recourse, secured line of credit in an aggregate amount of up to $5,003 pursuant to the terms of a Secured Line of Credit Promissory Note (the “Note”) dated April 1, 2019, to fund the purchase price of the Transferred Interest. We also entered into a Security Agreement with Mr. J. Ahn on April 1, 2019, which granted to the Company a security interest in the Transferred Interest to secure Mr. J. Ahn’s obligations under the Note. The Note is subject to an interest rate per annum of 7.00%. As of June 30, 2019 the principal and accrued interest on the Note were $3,610 (amount transferred as of June 30, 2019) and $63, respectively. For the period from April 1, 2019 (inception) to June 30, 2019 interest earned on the note was $63.

NOTE 19—BUSINESS SEGMENTS

The Company’s business is classified into the Capital Markets segment, Auction and Liquidation segment, Valuation and Appraisal segment and Principal Investments — United Online and magicJack segment. These reportable segments are all distinct businesses, each with a different marketing strategy and management structure.

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Capital Markets segment:
Revenues - Services and fees	$86,583	$71,194	$162,554	$124,232
Interest income - Securities lending	7,665	6,591	16,995	13,882
Total revenues	94,248	77,785	179,549	138,114
Selling, general and administrative expenses	(63,041)	(57,713)	(126,430)	(111,352)
Restructuring (charge) recovery	(25)	(1,774)	4	(2,029)
Interest expense - Securities lending	(5,502)	(4,724)	(12,306)	(9,892)
Depreciation and amortization	(1,287)	(1,555)	(2,563)	(3,119)
Segment income	24,393	12,019	38,254	11,722
Auction and Liquidation segment:
Revenues - Services and fees	33,740	26,836	54,449	42,353
Revenues - Sale of goods	1,176	—	1,176	—
Total revenues	34,916	26,836	55,625	42,353
Direct cost of services	(12,939)	(6,849)	(19,213)	(11,425)
Cost of goods sold	(852)	(16)	(866)	(17)
Selling, general and administrative expenses	(3,295)	(3,617)	(6,210)	(6,498)
Depreciation and amortization	(2)	(8)	(4)	(16)
Segment income	17,828	16,346	29,332	24,397
Valuation and Appraisal segment:
Revenues - Services and fees	9,742	9,459	18,325	17,979
Direct cost of services	(4,569)	(4,123)	(8,990)	(8,321)
Selling, general and administrative expenses	(2,405)	(2,414)	(5,171)	(4,759)
Depreciation and amortization	(31)	(54)	(64)	(103)
Segment income	2,737	2,868	4,100	4,796
Principal Investments - United Online and magicJack segment:
Revenues - Services and fees	24,794	11,393	51,384	22,767
Revenues - Sale of goods	984	28	1,929	66
Total revenues	25,778	11,421	53,313	22,833
Direct cost of services	(6,724)	(2,953)	(14,566)	(5,831)
Cost of goods sold	(953)	(33)	(2,058)	(73)
Selling, general and administrative expenses	(5,495)	(2,015)	(12,515)	(3,973)
Depreciation and amortization	(3,300)	(1,679)	(6,763)	(3,358)
Restructuring charge	(1,527)	—	(1,703)	—
Segment income	7,779	4,741	15,708	9,598
Consolidated operating income from reportable segments	52,737	35,974	87,394	50,513
Corporate and other expenses (including restructuring recovery of $172 and $210 during the three and six months ended June 30, 2018, respectively)	(8,482)	(7,496)	(18,161)	(11,433)
Interest income	331	166	968	294
(Loss) income on equity investments	(1,400)	4,893	(5,162)	4,221
Interest expense	(11,588)	(10,359)	(22,358)	(14,586)
Income before income taxes	31,598	23,178	42,681	29,009
Provision for income taxes	(9,289)	(5,377)	(12,393)	(6,366)
Net income	22,309	17,801	30,288	22,643
Net income attributable to noncontrolling interests	152	804	108	1,143
Net income attributable to B. Riley Financial, Inc.	$22,157	$16,997	$30,180	$21,500

The following table presents revenues by geographical area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Revenues - Services and fees:
North America	$154,859	$118,074	$286,636	$206,069
Australia	—	—	15	—
Europe	—	808	61	1,262
Total Revenues - Services and fees	$154,859	$118,882	$286,712	$207,331

Revenues - Sale of goods
North America	$2,160	$28	$3,105	$66

Revenues - Interest income - Securities lending:
North America	$7,665	$6,591	$16,995	$13,882

Total Revenues:
North America	$164,684	$124,693	$306,736	$220,017
Australia	—	—	15	—
Europe	—	808	61	1,262
Total Revenues	$164,684	$125,501	$306,812	$221,279

The following table presents long-lived assets, which consists of property and equipment and other assets, by geographical area:

	As of June 30,	As of December 31,
	2019	2018
Property and equipment, net:
North America	$13,997	$15,489
Europe	—	34
Total	$13,997	$15,523

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

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Condensed Consolidated Statements of Income

(Dollars in thousands)

	Three Months Ended		Three Months Ended
	June 30, 2019		June 30, 2018
	Amount	%	Amount	%
Revenues:
Services and fees	$154,859	94.0%	$118,882	94.7%
Interest income - Securities lending	7,665	4.7%	6,591	5.3%
Sale of goods	2,160	1.3%	28	0.0%
Total revenues	164,684	100.0%	125,501	100.0%

Operating expenses:
Direct cost of services	24,232	14.7%	13,925	11.1%
Cost of goods sold	1,805	1.1%	49	0.0%
Selling, general and administrative expenses	87,338	53.0%	76,723	61.1%
Restructuring charge	1,552	0.9%	1,602	1.3%
Interest expense - Securities lending	5,502	3.3%	4,724	3.8%
Total operating expenses	120,429	73.1%	97,023	77.3%
Operating income	44,255	26.9%	28,478	22.7%
Other income (expense):
Interest income	331	0.2%	166	0.1%
(Loss) income from equity investments	(1,400)	(0.9%)	4,893	3.9%
Interest expense	(11,588)	(7.0%)	(10,359)	(8.3%)
Income before income taxes	31,598	19.2%	23,178	18.5%
Provision for income taxes	(9,289)	(5.6%)	(5,377)	(4.3%)
Net income	22,309	13.5%	17,801	14.2%
Net income attributable to noncontrolling interests	152	0.1%	804	0.6%
Net income attributable to B. Riley Financial, Inc.	$22,157	13.5%	$16,997	13.5%

Revenues

The table below and the discussion that follows are based on how we analyze our business.

	Three Months Ended		Three Months Ended
	June 30, 2019		June 30, 2018		Change
	Amount	%	Amount	%	Amount	%
Revenues - Services and fees:
Capital Markets segment	$86,583	52.5%	$71,194	56.7%	$15,389	21.6%
Auction and Liquidation segment	33,740	20.5%	26,836	21.4%	6,904	25.7%
Valuation and Appraisal segment	9,742	5.9%	9,459	7.5%	283	3.0%
Principal Investments - United Online and magicJack segment	24,794	15.1%	11,393	9.1%	13,401	117.6%
Subtotal	154,859	94.0%	118,882	94.7%	35,977	30.3%

Revenues - Sale of goods:
Auction and Liquidation segment	1,176	0.7%	—	0.0%	1,176	n/m
Principal Investments - United Online and magicJack segment	984	0.6%	28	0.0%	956	n/m
Subtotal	2,160	1.3%	28	0.0%	2,132	n/m

Interest income - Securities lending:
Capital Markets segment	7,665	4.7%	6,591	5.3%	1,074	16.3%
Total revenues	$164,684	100.0%	$125,501	100.0%	$39,183	31.2%

n/m - Not applicable or not meaningful.

Total revenues increased approximately $39.2 million to $164.7 million during the three months ended June 30, 2019 from $125.5 million during the three months ended June 30, 2018. The increase in revenues during the three months ended June 30, 2019 was primarily due to an increase in revenue from services and fees of $36.0 million, an increase in revenue from interest income — securities lending of $1.1 million and increase in revenue from sale of goods of $2.1 million. The increase in revenue from services and fees of $36.0 million in 2019 was primarily due to an increase in revenue of $15.4 million in the Capital Markets segment, $6.9 million in the Auction and Liquidation segment, $0.3 million in the Valuation and Appraisal segment and $13.4 million in the Principal Investments — United Online and magicJack segment.

Revenues from services and fees in the Capital Markets segment increased approximately $15.4 million, to $86.6 million during the three months ended June 30, 2019 from $71.2 million during the three months ended June 30, 2018. The increase in revenues was primarily due to an increase in revenue of $11.4 million from consulting fees, primarily as a result of the acquisition of GlassRatner on August 1, 2018 and increase in other services revenue of $4.0 million primarily due to the increase in interest income on our loans receivable.

Revenues from services and fees in the Auction and Liquidation segment increased $6.9 million, to $33.7 million during the three months ended June 30, 2019 from $26.8 million during the three months ended June 30, 2018. The increase in revenues of $6.9 million was primarily due to an increase in revenues of $7.5 million from services and fees related retail liquidation engagements and a decrease in revenues of $0.6 million from services and fees in our wholesale and industrial auction division.

Revenues from services and fees in the Valuation and Appraisal segment increased $0.3 million, to $9.7 million during the three months ended June 30, 2019 from $9.5 million during the three months ended June 30, 2018.

Revenues from services and fees in the Principal Investments - United Online and magicJack segment increased $13.4 million to $24.8 million during the three months ended June 30, 2019 from $11.4 million during the three months ended June 30, 2018. The increase in revenues from services and fees is as a result of the acquisition of magicJack on November 14, 2018 included in the segment for the three months ended June 30, 2019 of $15.9 million, offset by a decrease in services and fees revenue from UOL of $2.5 million. Management expects revenues from UOL continue to decline year over year. The primary source of revenue included in this segment is subscription services revenue and some advertising and other revenues.

Sale of Goods, Cost of Goods Sold and Gross Margin

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
		Principal			Principal
		Investments -			Investments -
	Auction	United Online		Auction	United Online
	and Liquidation	and magicJack		and Liquidation	and magicJack
	Segment	Segment	Total	Segment	Segment	Total
Revenues - Sale of Goods	$1,176	$984	$2,160	$—	$28	$28
Cost of goods sold	852	953	1,805	16	33	49
Gross margin on sale of goods	$324	$31	$355	$(16)	$(5)	$(21)

Gross margin percentage	27.6%	3.2%	16.4%	(100.0%)	(17.9%)	(75.0%)

Revenues from the sale of goods increased $2.1 million, to $2.2 million during the three months ended June 30, 2019 from less than $0.1 million during the three months ended June 30, 2018. The increase in revenues from sale of goods were primarily attributable $1.2 million of goods sold as part of our retail liquidation engagements and $0.9 million of sales of magicJack devices that are sold in connection with VoIP services and, to a lesser extent, sale of mobile broadband devices from UOL that are sold in connection with the mobile broadband services. Cost of goods sold for the three months ended June 30, 2019 was $1.8 million, resulting in a gross margin of $0.4 million or 16.4%.

Operating Expenses

Direct Cost of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the three months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
			Principal				Principal
			Investments -				Investments -
	Auction	Valuation	United Online		Auction	Valuation	United Online
	and Liquidation	and Appraisal	and magicJack		and Liquidation	and Appraisal	and magicJack
	Segment	Segment	Segment	Total	Segment	Segment	Segment	Total
Revenues - Services and fees	$33,740	$9,742	$24,794		$26,836	$9,459	$11,393
Direct cost of services	12,939	4,569	6,724	$24,232	6,849	4,123	2,953	$13,925
Gross margin on services and fees	$20,801	$5,173	$18,070		$19,987	$5,336	$8,440

Gross margin percentage	61.7%	53.1%	72.9%		74.5%	56.4%	74.1%

Total direct costs increased $10.3 million, to $24.2 million during the three months ended June 30, 2019 from $13.9 million during the three months ended June 30, 2018. Direct costs of services increased by $6.1 million in the Auction and Liquidation segment, an increase of $3.8 million in the Principal Investments — United Online and magicJack segment and an increase of $0.4 million in the Valuation and Appraisal segment. The increase in direct costs in the Auction and Liquidation segment was primarily due to mix of engagement types performed during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase in direct costs in the Principal Investments — United Online and magicJack segment was primarily as a result of the acquisition of magicJack on November 14, 2018. The increase in direct costs of services in the Valuation and Appraisal segment was primarily due to an increase in payroll and related expenses in 2019 as compared to the same period in 2018.

Auction and Liquidation

Gross margin in the Auction and Liquidation segment for services and fees decreased to 61.7% of revenues during the three months ended June 30, 2019, as compared to 74.5% of revenues during the three months ended June 30, 2018. The decrease in margin in the Auction and Liquidation segment is due to the mix of engagement types between guarantee and commission and fees engagements performed during the three months ended June 30, 2019 as compared to the prior year period.

Valuation and Appraisal

Gross margins in the Valuation and Appraisal segment decreased to 53.1% of revenues during the three months ended June 30, 2019 as compared to 56.4% of revenues during the three months ended June 30, 2018. The decrease in gross margin in the Valuation and Appraisal segment is primarily due to increase in payroll and related expenses.

Principal Investments — United Online and magicJack

Gross margins in the Principal Investments-United Online and magicJack segment decreased to 72.9% of revenues during the three months ended June 30, 2019 as compared to 74.1% of revenues during the three months ended June 30, 2018. The decrease in margin in the Principal Investments — United Online and magicJack segment is primarily due to the mix of revenues of services and fees and as a result of the acquisition of magicJack on November 14, 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended June 30, 2019 and 2018 were comprised of the following:

Selling, General and Administrative Expenses

	Three Months Ended		Three Months Ended
	June 30, 2019		June 30, 2018		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$64,328	73.6%	$59,268	77.3%	$5,060	8.5%
Auction and Liquidation segment	3,297	3.8%	3,625	4.7%	(328)	(9.0%)
Valuation and Appraisal segment	2,436	2.8%	2,468	3.2%	(32)	(1.3%)
Principal Investments - United Online and magicJack segment	8,795	10.1%	3,694	4.8%	5,101	138.1%
Corporate and Other segment	8,482	9.7%	7,668	10.0%	814	10.6%
Total selling, general & administrative expenses	$87,338	100.0%	$76,723	100.0%	$10,615	13.8%

Total selling, general and administrative expenses increased approximately $10.6 million to $87.3 million during the three months ended June 30, 2019 from $76.7 million for the three months ended June 30, 2018. The increase of approximately $10.6 million in selling, general and administrative expenses was due to an increase of $5.0 million in the Capital Markets segment, a decrease of $0.3 million in the Auction and Liquidation segment, an increase of $5.1 million in the Principal Investments — United Online and magicJack segment and an increase of $0.8 million in the Corporate and Other segment.

Capital Markets

Selling, general and administrative expenses in the Capital Markets segment increased by $5.0 million to $64.3 million during the three months ended June 30, 2019 from $59.3 million during the three months ended June 30, 2018. The increase was primarily as a result of the acquisition of GlassRatner on August 1, 2018. The increase in selling, general and administrative expenses in the Capital Markets segment was primarily due to an increase of $4.7 million in salary and related expenses and $0.3 million in other expenses.

Auction and Liquidation

Selling, general and administrative expenses in the Auction and Liquidation segment decreased by $0.3 million to $3.3 million during the three months ended June 30, 2019 from $3.6 million during the three months ended June 30, 2018. The decrease in selling, general and administrative expenses in the Auction and Liquidation segment was primarily due to a decrease in bad debt expense.

Valuation and Appraisal

Selling, general and administrative expenses in the Valuation and Appraisal segment was $2.4 million and $2.5 million during the three months ended June 30, 2019 and 2018, respectively.

Principal Investments - United Online and magicJack

Selling, general and administrative expenses in the Principal Investments — United Online and magicJack segment increased $5.1 million to $8.8 million for the three months ended June 30, 2019 from $3.7 million for the three months June 30, 2018. The increase in selling, general and administrative expenses in the Principal Investments – United Online and magicJack segment is due to the acquisition of magicJack on November 14, 2018. MagicJack’s selling, general and administrative expenses included in the segment for the three months ended June 30, 2019 was $5.3 million.

Corporate and Other

Selling, general and administrative expenses for the Corporate and Other segment increased approximately $0.8 million to $8.5 million during the three months ended June 30, 2019 from $7.7 million for the three months ended June 30, 2018. The increase of expenses in the Corporate and Other segment for the three months ended June 30, 2019 was primarily due to an increase of $2.3 million in payroll and related expenses offset by a decrease in $1.5 million in other expenses.

Restructuring Charge. During the three months ended June 30, 2019, we incurred restructuring charge of $1.6 million, which was primarily related to severance costs related to a reduction in personnel and lease termination costs as a result of the acquisition of magicJack on November 14, 2018. Restructuring charge of $1.6 million during the three months ended June 30, 2018 was primarily comprised of lease loss accruals in the planned consolidation of office space related to operations in the Capital Markets segment.

Other Income (Expense). Other income included interest income of $0.3 during the three months ended June 30, 2019 and $0.2 during the three months ended June 30, 2018. Interest expense was $11.6 million during the three months ended June 30, 2019 as compared to $10.4 million during the three months ended June 30, 2018. The increase in interest expense during the three months ended June 30, 2019 was primarily due to an increase in interest expense of $4.7 million from the issuance of senior notes due in 2021, 2023, 2024 and 2027, and an increase in interest expense of $1.3 million from the term loan dated December 2018, offset by a decrease in interest expense on our asset based credit facility and other of $4.8 million. Other expense in the three month ended June 30, 2019 included $1.4 million loss on equity investments compared to an income on equity investments of $4.9 million in the prior year period.

Income Before Income Taxes. Income before income taxes increased $8.4 million to income before income taxes of $31.6 million during the three months ended June 30, 2019 from an income before income taxes of $23.2 million during the three months ended June 30, 2018. The increase in income before income taxes was primarily due to an increase in revenues of approximately $39.2 million and an increase in interest income of $0.2 million, offset by an increase in operating expenses of $23.4 million, an increase in interest expense of $1.2 million and an increase in loss from equity investments of $6.3 million as discussed above.

Provision for Income Taxes. Provision for income taxes was $9.3 million during the three months ended June 30, 2019 compared to provision for income taxes of $5.4 million during the three months ended June 30, 2018. The effective income tax rate was a provision of 29.4% for the three months ended June 30, 2019 as compared to a provision of 23.2% for the three months ended June 30, 2018.

Net Income Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interests represents the proportionate share of net income generated by Great American Global Partners, LLC, in which we have a 50% membership interest that we do not own. The net income attributable to noncontrolling interests was $0.2 million during the three months ended June 30, 2019 compared to net income attributable to noncontrolling interests of $0.8 million during the three months ended June 30, 2018.

Net Income Attributable to the Company. Net income attributable to the Company for the three months ended June 30, 2019 was $22.2 million, an increase of net income of $5.2 million, from net income attributable to the Company of $17.0 million for the three months ended June 30, 2018. Increase in net income attributable to the Company during the three months ended June 30, 2019 as compared to the same period in 2018 was primarily due to an increase in operating income of $15.8 million, an increase in interest income of $0.2 million and a decrease in income attributable to noncontrolling interest of $0.7 million, offset by an increase in interest expense of approximately $1.2 million, an increase in loss on equity investments of $6.3 million and an increase in provision for income taxes of $3.9 million.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Condensed Consolidated Statements of Income

(Dollars in thousands)

	Six Months Ended		Six Months Ended
	June 30, 2019		June 30, 2018
	Amount	%	Amount	%
Revenues:
Services and fees	$286,712	93.5%	$207,331	93.7%
Interest income - Securities lending	16,995	5.5%	13,882	6.3%
Sale of goods	3,105	1.0%	66	0.0%
Total revenues	306,812	100.0%	221,279	100.0%

Operating expenses:
Direct cost of services	42,769	13.9%	25,577	11.6%
Cost of goods sold	2,924	1.0%	90	0.0%
Selling, general and administrative expenses	177,881	58.0%	144,821	65.4%
Restructuring charge	1,699	0.6%	1,819	0.8%
Interest expense - Securities lending	12,306	4.0%	9,892	4.5%
Total operating expenses	237,579	77.5%	182,199	82.3%
Operating income	69,233	22.6%	39,080	17.7%
Other income (expense):
Interest income	968	0.3%	294	0.1%
(Loss) income on equity investments	(5,162)	(1.7%)	4,221	1.9%
Interest expense	(22,358)	(7.3%)	(14,586)	(6.6%)
Income before income taxes	42,681	13.9%	29,009	13.1%
Provision for income taxes	(12,393)	(4.0%)	(6,366)	(2.9%)
Net income	30,288	9.9%	22,643	10.2%
Net income attributable to noncontrolling interests	108	0.0%	1,143	0.5%
Net income attributable to B. Riley Financial, Inc.	$30,180	9.8%	$21,500	9.7%

Revenues

The table below and the discussion that follows are based on how we analyze our business.

	Six Months Ended		Six Months Ended
	June 30, 2019		June 30, 2018		Change
	Amount	%	Amount	%	Amount	%
Revenues - Services and fees:
Capital Markets segment	$162,554	53.0%	$124,232	56.1%	$38,322	30.8%
Auction and Liquidation segment	54,449	17.7%	42,353	19.1%	12,096	28.6%
Valuation and Appraisal segment	18,325	6.0%	17,979	8.1%	346	1.9%
Principal Investments - United Online and magicJack segment	51,384	16.7%	22,767	10.3%	28,617	125.7%
Subtotal	286,712	93.4%	207,331	93.7%	79,381	38.3%

Revenues - Sale of goods
Auction and Liquidation segment	1,176	0.4%	—	0.0%	1,176	n/m
Principal Investments - United Online and magicJack segment	1,929	0.6%	66	0.0%	1,863	n/m
Subtotal	3,105	1.0%	66	0.0%	3,039	n/m

Interest income - Securities lending:
Capital Markets segment	16,995	5.5%	13,882	6.3%	3,113	22.4%
Total revenues	$306,812	100.0%	$221,279	100.0%	$85,533	38.7%

n/m - Not applicable or not meaningful.

Total revenues increased $85.5 million to $306.8 million during the six months ended June 30, 2019 from $221.3 million during the six months ended June 30, 2018. The increase in revenues during the six months ended June 30, 2019 was primarily due to an increase in revenue from services and fees of $79.4 million, an increase in revenue from interest income — securities lending of $3.1 million and increase in revenue from sale of goods of $3.0 million. The increase in revenue from services and fees of $79.4 million in 2019 was primarily due to an increase in revenue of $38.3 million in the Capital Markets segment, $12.1 million in the Auction and Liquidation segment, $0.3 million in the Valuation and Appraisal segment and $28.6 million in the Principal Investments — United Online and magicJack segment.

Revenues from services and fees in the Capital Markets segment increased $38.3 million, to $162.6 million during the six months ended June 30, 2019 from $124.2 million during the six months ended June 30, 2018. The increase in revenues was primarily due to an increase in revenue of $22.2 million from trading gains and an increase in revenue of $20.2 million from consulting fees primarily as a result of the acquisition of GlassRatner on August 1, 2018, offset by a decrease in investment banking fees and other income of $4.1 million.

Revenues from services and fees in the Auction and Liquidation segment increased $12.1 million, to $54.4 million during the six months ended June 30, 2019 from $42.4 million during the six months ended June 30, 2018. The increase in revenues of $12.1 million was primarily due to an increase in revenues of $13.2 million from services and fees from retail liquidation engagements and a decrease in revenues of $1.1 million from services and fees in our wholesale and industrial auction division.

Revenues from services and fees in the Valuation and Appraisal segment increased $0.3 million, to $18.3 million during the six months ended June 30, 2019 from $18.0 million during the six months ended June 30, 2018.

Revenues from services and fees in the Principal Investments - United Online and magicJack segment increased $28.6 million to $51.4 million during the six months ended June 30, 2019 from $22.8 million during the six months ended June 30, 2018. The increase in revenues from services and fees is as a result of the acquisition of magicJack on November 14, 2018 included in the segment for the six months ended June 30, 2019 of $33.1 million, offset by a decrease in services and fees revenue from UOL of $4.5 million. Management expects revenues from UOL continue to decline year over year. The primary source of revenue included in this segment is subscription services revenue and some advertising and other revenues.

Sale of Goods, Cost of Goods Sold and Gross Margin

	Six Months Ended June 31, 2019			Six Months Ended June 31, 2018
		Principal			Principal
		Investments -			Investments -
	Auction	United Online		Auction	United Online
	and Liquidation	and magicJack		and Liquidation	and magicJack
	Segment	Segment	Total	Segment	Segment	Total
Revenues - Sale of Goods	$1,176	$1,929	$3,105	$—	$66	$66
Cost of goods sold	866	2,058	2,924	17	73	90
Gross margin on sale of goods	$310	$(129)	$181	$(17)	$(7)	$(24)

Gross margin percentage	26.4%	(6.7%)	5.8%	(100.0%)	(10.6%)	(36.4%)

Revenues from the sale of goods increased $3.0 million, to $3.1 million during the six months ended June 30, 2019 from less than $0.1 million during the six months ended June 30, 2018. Revenues from sale of goods in the Principal Investments – United online and magicJack segment were primarily attributable to the sale of magicJack devices that are sold in connection with VoIP services and sale of mobile broadband devices from UOL that are sold in connection with the mobile broadband services. Cost of goods sold for the six months ended June 30, 2019 was $2.9 million, resulting in a gross margin of $0.2 million or 5.8%.

Operating Expenses

Direct Cost of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the six months ended June 30, 2019 and 2018 are as follows:

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
			Principal				Principal
	Auction	Valuation	Investments -		Auction	Valuation	Investments -
	and Liquidation	and Appraisal	United Online and magicJack		and Liquidation	and Appraisal	United Online and magicJack
	Segment	Segment	Segment	Total	Segment	Segment	Segment	Total
Revenues - Services and fees	$54,449	$18,325	$51,384		$42,353	$17,979	$22,767
Direct cost of services	19,213	8,990	14,566	$42,769	11,425	8,321	5,831	$25,577
Gross margin on services and fees	$35,236	$9,335	$36,818		$30,928	$9,658	$16,936

Gross margin percentage	64.7%	50.9%	71.7%		73.0%	53.7%	74.4%

Total direct costs increased $17.2 million, to $42.8 million during the six months ended June 30, 2019 from $25.6 million during the six months ended June 30, 2018. Direct costs of services increased by $7.8 million in the Auction and Liquidation segment, increased by $8.7 million in the Principal Investments — United Online and magicJack segment and increased by $0.7 million in the Valuation and Appraisal segment.

Auction and Liquidation

Gross margin in the Auction and Liquidation segment for services and fees decreased to 64.7% of revenues during the six months ended June 30, 2019, as compared to 73.0% of revenues during the six months ended June 30, 2018. The decrease in margin in the Auction and Liquidation segment is due to the mix of engagement types between guarantee and commission and fees engagements performed during the six months ended June 30, 2019 as compared to the prior year period.

Valuation and Appraisal

Gross margins in the Valuation and Appraisal segment decreased to 50.9% of revenues during the six months ended June 30, 2019 as compared to 53.7% of revenues during the six months ended June 30, 2018. The decrease in gross margin in the Valuation and Appraisal segment is primarily due to increase in payroll and related expenses.

Principal Investments — United Online and magicJack

Gross margins in the Principal Investments-United Online and magicJack segment decreased to 71.7% of revenues during the six months ended June 30, 2019 as compared to 74.4% of revenues during the six months ended June 30, 2018. The decrease in margin in the Principal Investments — United Online and magicJack segment is primarily due to the mix of revenues of services and fees and as a result of the acquisition of magicJack on November 14, 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the six months ended June 30, 2019 and 2018 were comprised of the following:

Selling, General and Administrative Expenses

	Six Months Ended		Six Months Ended
	June 30, 2019		June 30, 2018		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$128,993	72.6%	$114,471	79.0%	$14,522	12.7%
Auction and Liquidation segment	6,214	3.5%	6,514	4.5%	(300)	(4.6%)
Valuation and Appraisal segment	5,235	2.9%	4,862	3.4%	373	7.7%
Principal Investments - United Online and magicJack segment	19,278	10.8%	7,331	5.1%	11,947	163.0%
Corporate and Other segment	18,161	10.2%	11,643	8.0%	6,518	56.0%
Total selling, general & administrative expenses	$177,881	100.0%	$144,821	100.0%	$33,060	22.8%

Total selling, general and administrative expenses increased approximately $33.1 million, to $177.9 million during the six months ended June 30, 2019 from $144.8 million for the six months ended June 30, 2018. The increase of $33.1 million in selling, general and administrative expenses was due to an increase of $14.5 million in the Capital Markets segment, $0.4 million in the Valuation and Appraisal segment, $11.9 million in the Principal Investments — United Online and magicJack segment and $6.5 million in the Corporate and Other segment, offset by a decrease of $0.3 million in the Auction and Liquidation segment.

Capital Markets

Selling, general and administrative expenses in the Capital Markets segment increased by $14.5 million to $129.0 million during the six months ended June 30, 2019 from $114.5 million during the six months ended June 30, 2018. The increase was primarily as a result of the acquisition of GlassRatner on August 1, 2018. GlassRatner’s selling, general and administrative expenses included in the segment for the six months ended June 30, 2019 was $13.9 million.

Auction and Liquidation

Selling, general and administrative expenses in the Auction and Liquidation segment decreased $0.3 million to $6.2 million during the six months ended June 30, 2019 from $6.5 million for the six months ended June 30, 2018. The decrease of $0.3 million was primarily due to an increase of $0.8 million in payroll and related expenses, offset by a decrease of $0.7 million in bad debt and a decrease of $0.4 million in other expenses.

Valuation and Appraisal

Selling, general and administrative expenses in the Valuation and Appraisal segment increased $0.4 million to $5.2 million during the six months ended June 30, 2019 from $4.9 million for the six months ended June 30, 2018. The increase of $0.4 million was primarily due to an increase in payroll and related expenses.

Principal Investments - United Online and magicJack

Selling, general and administrative expenses in the Principal Investments — United Online and magicJack segment increased $11.9 million to $19.3 million for the six months ended June 30, 2019 from $7.3 million for the six months June 30, 2018. The increase in selling, general and administrative expenses in the Principal Investments – United Online and magicJack segment is due to the acquisition of magicJack on November 14, 2018. magicJack’s selling, general and administrative expenses included in the segment for the six months ended June 30, 2019 was $11.7 million.

Corporate and Other

Selling, general and administrative expenses for the Corporate and Other segment increased approximately $6.5 million to $18.2 million during the six months ended June 30, 2019 from $11.6 million for the six months ended June 30, 2018. The increase of expenses in the Corporate and Other segment for the six months ended June 30, 2019 was primarily due an increase of $4.6 million in professional fees, an increase $1.1 million in rent, occupancy and equipment and $0.8 million in other expenses.

Restructuring Charge. During the six months ended June 30, 2019, we incurred restructuring charge of $1.7 million, which was primarily related to severance costs and lease loss as a result of the acquisition of magicJack on November 14, 2018. Restructuring charge of $1.8 million during the six months ended June 30, 2018 was primarily comprised of lease loss accruals in the planned consolidation of office space related to operations in the Capital Markets segment.

Other Income (Expense). Other income included interest income of $1.0 during the six months ended June 30, 2019 and $0.3 during the six months ended June 30, 2018. Interest expense was $22.4 million during the six months ended June 30, 2019 as compared to $14.6 million during the six months ended June 30, 2018. The increase in interest expense during the six months ended June 30, 2019 was primarily due to an increase in interest expense of $9.5 million from the issuance of senior notes due in 2021, 2023, 2024 and 2027 and an increase in interest expense of $2.5 million from the term loan dated December 2018, offset by a decrease in interest expense of $4.2 million on our asset based credit facility and other. Other expense in the six months ended June 30, 2019 included $5.2 million loss on equity investments compared to income on equity investments of $4.2 million in the prior year period.

Income Before Income Taxes. Income before income taxes increased $13.7 million to income before income taxes of $42.7 million during the six months ended June 30, 2019 from an income before income taxes of $29.0 million during the six months ended June 30, 2018. The increase in income before income taxes was primarily due to an increase in revenues of $85.5 million and an increase in interest income of $0.7 million, offset by an increase in operating expenses of $55.4 million, an increase in interest expense of $7.8 million and an increase in loss from equity investments of $9.4 million as discussed above.

Provision for Income Taxes. Provision for income taxes was $12.4 million during the six months ended June 30, 2019 compared to provision for income taxes of $6.4 million during the six months ended June 30, 2018. The effective income tax rate was a provision of 29.0% for the six months ended June 30, 2019 as compared to a provision of 21.9% for the six months ended June 30, 2018.

Net Income Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interests represents the proportionate share of net income generated by Great American Global Partners, LLC, in which we have a 50% membership interest that we do not own. The net income attributable to noncontrolling interests was $0.1 million during the six months ended June 30, 2019 compared to net income attributable to noncontrolling interests of $1.1 million during the six months ended June 30, 2018.

Net Income Attributable to the Company. Net income attributable to the Company for the six months ended June 30, 2019 was $30.2 million, an increase of net income of $8.7 million, from net income attributable to the Company of $21.5 million for the six months ended June 30, 2018. Increase in net income attributable to the Company during the six months ended June 30, 2019 as compared to the same period in 2018 was primarily due to an increase in operating income of $30.2 million, an increase in interest income of $0.7 million and a decrease in income attributable to noncontrolling interest of $1.0 million, offset by an increase in interest expense of approximately $7.8 million, an increase in loss on equity investments of $9.4 million and an increase in provision for income taxes of $6.0 million.

Liquidity and Capital Resources

Our operations are funded through a combination of existing cash on hand, cash generated from operations, borrowings under our senior notes payable, term loan and credit facility, and special purposes financing arrangements.

During the three months ended June 30, 2019 and 2018, we generated net income of $22.2 million and $17.0 million, respectively, and during the six months ended June 30, 2019 and 2018, we generated net income of $30.2 million and $21.5 million, respectively. Our cash flows and profitability are impacted by the number and size of retail liquidation and capital markets engagements performed on a quarterly and annual basis.

As of June 30, 2019, we had $55.6 million of unrestricted cash and cash equivalents, $2.6 million of restricted cash, $270.3 million of securities and other investments held at fair value, $250.5 million of loans receivable, and $664.6 million of borrowings outstanding. The borrowings outstanding of $664.6 million at June 30, 2019 included (a) $51.8 million of borrowings from the issuance of the 7.50% 2021 Notes, (b) $108.5 million of borrowings from the issuance of the 7.50% 2027 Notes, (c) $108.3 million of borrowings from the issuance of the 7.25% 2027 Notes, (d) $113.4 million of borrowings from the issuance of the 7.375% 2023 Notes, (e) $102.3 million of borrowings from the issuance of the 6.875% 2023 Notes, (f) $98.2 million of borrowings from the issuance of the 6.75% 2024 Notes (g) $80.9 million term loan borrowed pursuant to the BRPAC Credit Agreement discussed below; and (h) $1.2 million of notes payable. We believe that our current cash and cash equivalents, securities and other investments owned, funds available under our asset based credit facility, and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from issuance date of the accompanying financial statements. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and execute on our business plan.

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. On August 1, 2019, we declared a regular dividend of $0.175 per share and special dividend of $0.325 per share that will be paid on or about August 29, 2019 to stockholders of record as of August 15, 2019. On May 1, 2019, we declared a regular dividend of $0.08 per share and a special dividend of 0.18 per share that were paid on or about May 29, 2019 to stockholders of record as of May 15, 2019. On March 5, 2019, we declared a regular dividend of $0.08 per share which was paid on March 26, 2019 to stockholders of record as of March 19, 2019. On November 5, 2018, we declared a regular dividend of $0.08 per share and a special dividend of $0.08 per share which was paid on November 27, 2018 to stockholders of record as of November 16, 2018. On August 2, 2018, we declared a regular dividend of $0.08 per share and a special dividend of $0.22 per share which was paid on August 29, 2018 to stockholders of record as of August 16, 2018. On May 7, 2018, we declared a regular dividend of $0.08 per share and a special dividend of $0.04 per share which was paid on June 5, 2018 to stockholders of record as of May 21, 2018. On March 7, 2018, we declared a regular dividend of $0.08 per share and a special dividend of $0.08 per share which was paid on April 3, 2018. During the year ended December 31, 2018, we paid cash dividends on our common stock of $22.7 million. On August 1, 2019, the Board of Directors announced an increase to the regular quarterly dividend from $0.08 per share to $0.175 per share. While it is the Board’s current intention to make regular dividend payments of $0.175 per share each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

Our principal sources of liquidity to finance our business is our existing cash on hand, cash flows generated from operating activities, funds available under revolving credit facilities and special purpose financing arrangements.

Cash Flow Summary

	Six Months Ended
	June 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$1,438	$(208,766)
Investing activities	(227,576)	(3,679)
Financing activities	104,067	252,151
Effect of foreign currency on cash	37	(499)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(122,034)	$39,207

Cash provided by operating activities was $1.4 million during the six months ended June 30, 2019 compared to cash used in operating activities of $208.8 million during the six months ended June 30, 2018. Cash provided by operating activities for the six months ended June 30, 2019 included net income of $30.3 million adjusted for noncash items of $25.2 million and changes in operating assets and liabilities of $54.1 million. Noncash items of $25.2 million include (a) depreciation and amortization of $9.7 million, (b) share-based compensation of $5.5 million, (c) loss on equity investments of $5.2 million, (d) provision for doubtful accounts of $1.1 million, (e) income allocated for mandatorily redeemable noncontrolling interests of $0.4 million, (f) other noncash interest and other of $3.1 million, (g) deferred income taxes of $6.4 million, and (h) impairment of leaseholds, intangibles and lease loss accrual and gain on disposal of fixed assets of $0.3 million.

Cash used in investing activities was $227.6 million during the six months ended June 30, 2019 compared to cash used in investing activities of $3.7 million for the six months ended June 30, 2018. During the six months ended June 30, 2019, cash used in investing activities consisted of cash used for loans receivable of $225.1 million, cash used for equity investments of $25.2 million and cash used for purchases of property and equipment of $2.5 million, offset by proceeds from sale of division of magicJack of $6.2 million, cash received from loans receivable repayment of $17.6 million, dividends from equity investments of $0.9 million and proceeds from sale of property, equipment and intangible assets of $0.5 million. During the six months ended June 30, 2018, cash used in investing activities of $3.6 million consisted of cash used for equity investments of $1.8 million and cash used for purchases of property and equipment, offset by $1.7 million dividends received from equity investment.

Cash provided by financing activities was $104.1 million during the six months ended June 30, 2019 compared to cash provided by financing activities of $252.2 million during the six months ended June 30, 2018. During the six months ended June 30, 2019, cash provided by financing activities primarily consisted of $10.0 million proceeds from our term loan, $123.9 million proceeds from issuance of senior notes, offset by (a) $10.0 million used to pay dividends on our common shares, (b) $8.3 million use for repayment on our term loan, (c) $6.0 million used to repurchase our common stock and warrants, (d) $2.0 million used to pay debt issuance costs, (e) $2.3 million used for payment of employment taxes on vesting of restricted stock, (f) $0.9 million distribution to noncontrolling interests, and (g) $0.4 million used to repay our other notes payable. During the six months ended June 30, 2018, cash provided by financing activities primarily consisted of (a) $132.1 million proceeds from issuance of senior notes, (b) $105.5 million net proceeds from our asset based credit facility, and (c) $51.0 million proceeds form notes payable, offset by (a) $17.3 million used to repurchase our common stock , (b) $9.5 million used to pay cash dividends, (c) $4.9 million used for payment of debt issuance costs, (d) $3.6 million used for payment of employment taxes on vesting of restricted stock, (e) $0.4 million used for repayment of notes payable, and (f) $0.8 million distribution to noncontrolling interests.

Credit Agreements

On April 21, 2017, we amended the asset based credit facility agreement (as amended, the “Credit Agreement”) with Wells Fargo Bank to increase the maximum borrowing limit from $100.0 million to $200.0 million. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. The Credit Agreement continues to allow for borrowings under the separate credit agreement (a “UK Credit Agreement”) which was dated March 19, 2015 with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom with borrowings up to 50.0 million British Pounds. Any borrowing on the UK Credit Agreement reduce the availability of the asset based $200.0 million credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. The Credit Agreement continues to include the addition of our Canadian subsidiary, from the October 5, 2016 amendment to the Credit Agreement, to facilitate borrowings to fund retail liquidation transactions in Canada. From time to time, we utilize this credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. Subject to certain limitations and offsets, we are permitted to borrow up to $200.0 million under the credit facility, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect). Borrowings under the credit facility are only made at the discretion of the lender and are generally required to be repaid within 180 days. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related credit agreement. We typically seek borrowings on an engagement-by- engagement basis. The credit agreement governing the credit facility contains certain covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. There was no outstanding balance on this credit facility at June 30, 2019 and December 31, 2018. At June 30, 2019, there were no letters of credit outstanding under this credit facility.

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

Borrowings under the BRPAC Credit Agreement are due in quarterly installments commencing on March 31, 2019 with any remaining amounts outstanding due at maturity. For the $80.0 million loan, quarterly installments from June 30, 2019 to December 31, 2022 are $4.2 million per quarter and from March 31, 2023 to December 31, 2023, the quarterly installments are $2.1 million per quarter. For the $10.0 million loan, quarterly installments from June 30, 2019 to December 31, 2022 are $0.6 million per quarter and from March 31, 2023 to December 31, 2023, the quarterly installments are $0.3 million per quarter. As of June 30, 2019 and December 31, 2018, the outstanding balance of the term loan was $80.9 million (net of unamortized debt issuance costs of $0.8 million) and $79.2 million (net of unamortized debt issuance costs of $0.8 million), respectively.

Senior Note Offerings

In November 2016, we issued $28.8 million of Senior Notes due in 2021 (the “7.50% 2021 Notes”). We issued additional $17.6 million of the 7.50% 2021 Notes as of December 31, 2018 pursuant to the Sales Agreements, as further discuss below. During the six months ended June 30, 2019, we issued an additional $5.7 million of the 7.50% 2021 Notes pursuant to the December 2018 Sales Agreement, as defined below. Interest on the 7.50% 2021 Notes is payable quarterly at 7.50%. The 7.50% 2021 Notes are unsecured and due and payable in full on October 31, 2021. In connection with the issuance of the 7.50% 2021 Notes, we received net proceeds of $51.3 million (after underwriting commissions, fees and other issuance costs of $0.9 million).

In May 2017, we issued $60.4 million of Senior Notes due in May 2027 (the “7.50% 2027 Notes”). As of December 31, 2018, we have issued additional $48.4 million of the 7.50% 2027 Notes pursuant to the Sales Agreements. During the six months ended June 30, 2019, the Company issued an additional $1.2 million of the 7.50% 2027 Notes pursuant to the December 2018 Sales Agreement, as discussed below. Interest is payable quarterly at 7.50%. The 2027 Notes are unsecured and due and payable in full on May 31, 2027. In connection with the issuance of the 7.50% 2027 Notes, we received net proceeds of approximately $108.2 million (after premium, underwriting commissions, fees and other issuance costs of $1.9 million).

In December 2017, we issued $80.5 million of Senior Notes due in December 2027 (the “7.25% 2027 Notes”). As of December 31, 2018, we issued an additional $19.9 million of the 7.25% 2027 Notes pursuant to the Sales Agreements. During the six months ended June 30, 2019, the Company issued an additional $10.1 million of the 7.25% 2027 Notes pursuant to the December 2018 Sales Agreement, as discussed below. Interest is payable quarterly at 7.25%. The 7.25% 2027 Notes are unsecured and due and payable in full on December 31, 2027. In connection with the issuance of the 7.25% 2027 Notes, we received net proceeds of $107.9 million (after premium, underwriting commissions, fees and other issuance costs of $2.7 million).

In May 2018, we issued $100.05 million of Senior Notes due in May 2023 (the “7.375% 2023 Notes”). During the year ended December 31, 2018, we issued an additional $11.5 million of the 7.375% 2023 Notes pursuant to the Sales Agreements. During the six months ended June 30, 2019, we issued an additional $3.3 million of the 7.375% 2023 Notes pursuant to the December 2018 Sales Agreement. Interest is payable quarterly at 7.375% commencing July 31, 2018. The 7.375% 2023 Notes are unsecured and due and payable in full on May 31, 2023. In connection with the issuance of the 7.375% 2023 Notes, we received net proceeds of $113.0 million (after premium, underwriting commissions, fees and other issuance costs of $1.8 million).

In September 2018, we issued $100.05 million of Senior Notes due in September 2023 (the “6.875% 2023 Notes”). During the six months ended June 30, 2019, we issued an additional $3.5 million of the 6.875% 2023 Notes pursuant to the December 2018 Sales Agreement. Interest is payable quarterly at 6.875%. The 6.875% 2023 Notes are unsecured and due and payable in full on September 30, 2023. In connection with the issuance of the 6.875% 2023 Notes, we received net proceeds of $102.0 million (after premium, underwriting commissions, fees and other issuance costs of $1.5 million).

In May 2019, we issued $100.05 million of Senior Notes due in May 2024 (the “6.75% 2024 Notes”) pursuant to the prospectus supplement dated May 2, 2019. Interest is payable quarterly at 6.75%. The 6.75% 2024 Notes are unsecured and due and payable in full on May 31, 2024. In connection with the issuance of the 6.75% 2024 Notes, we received net proceeds of $98.1 million (after underwriting commissions, fees and other issuance costs of $1.9 million).

During 2017 and 2018, we entered into a series of related At the Market Issuance Sales Agreements (the “Sales Agreements”) with B. Riley FBR, Inc. governing an ongoing program of at-the-market sales of our senior notes. We filed prospectus supplements under which we sold the senior notes on June 28, 2017, December 19, 2017, April 25, 2018, June 5, 2018 and December 18, 2018. Each of these prospectus supplements was filed pursuant to an effective Registration Statement on Form S-3. As of June 30, 2019, in aggregate, we have sold senior notes having an aggregate principal balance of $591.2 million under the Sales Agreements and related prospectus supplements. Our most recent Sales Agreement was entered into on December 18, 2018 (the “December 2018 Sales Agreement”), and, under the related prospectus supplement, we may offer and sell up to $75.0 million of the senior notes. As of June 30, 2019, we had $ 51.1 million remaining availability under the December 2018 Sales Agreement.

Other Borrowings

Notes payable include notes payable to a clearing organization for one of our broker dealers. The notes payable accrue interest at rates set at each anniversary date, ranging from prime rate plus 0.25% to 2.0% (5.25% to 6.50% at June 30, 2019). Interest is payable annually. The principal payments on the notes payable are due annually in the amount of $0.4 million on January 31 and $0.1 million on October 31. The notes payable mature at various dates from October 31, 2019 through January 31, 2020. At June 30, 2019 and December 31, 2018, the outstanding balance for the notes payable was $1.2 million and $1.6 million respectively.

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

Contractual Obligations

In May 2019, we issued $100.05 million of our 6.75% 2024 Notes, which are due and payable in full on May 31, 2024. As a result, our total senior notes payable increased to $582.5 million as of June 30, 2019 and our senior notes payable due in 4–5 years increased to $370.6 million. Additionally, our total contractual obligations increased to $958.0 million, and our total payments due in 4–5 years increased to $412.8 million. There were no other material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

See Note 2(y) to the accompanying financial statements for recent accounting pronouncements we have not yet adopted and recently adopted.

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

The primary objective of our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income we receive from investments without significantly increasing risk. To achieve these objectives, our investments allow us to maintain a portfolio of cash equivalents, short-term investments through a variety of securities owned that primarily includes common stocks, loans receivable and investments in partnership interests. Our cash and cash equivalents through June 30, 2019 included amounts in bank checking and liquid money market accounts. We may be exposed to interest rate risk through trading activities in convertible and fixed income securities as well as U.S. Treasury securities, however, based on our daily monitoring of this risk, we believe we currently have limited exposure to interest rate risk in these activities.

Foreign Currency Risk

The majority of our operating activities are conducted in U.S. dollars. Revenues generated from our foreign subsidiaries totaled less than $0.1 million for the six months ended June 30, 2019 or less than 1% of our total revenues of $306.8 million during the six months ended June 30, 2019. The financial statements of our foreign subsidiaries are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (loss). Transaction gains (losses), which were included in our condensed consolidated statements of income, amounted to a loss of $0.3 million and a gain of $0.9 million during the six months ended June 30, 2019 and 2018, respectively. We may be exposed to foreign currency risk; however, our operating results during the three months ended June 30, 2019 included less than $0.1 million of revenues from our foreign subsidiaries and a 10% appreciation of the U.S. dollar relative to the local currency exchange rates would result in less than $0.1 million increase in our operating income and a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net decrease in our operating income of less than $0.1 million for the six months ended June 30, 2019.

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

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that as of June 30, 2019 our disclosure controls and procedures were effective at the reasonable assurance level.

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

On June 17, 2018, the Company entered into certain agreements pursuant to which it agreed to provide certain debt and equity funding and other support in connection with the acquisition (the “Acquisition”) by Vintage Rodeo Parent, LLC (the “Vintage Parent”), of Rent-A-Center, Inc. (“Rent-A-Center”), contemplated by that certain merger agreement dated as of June 17, 2018, by and among Vintage Parent, Vintage Rodeo Acquisition, Inc. a wholly owned subsidiary of Vintage Parent (the “Merger Sub” or the “Borrower”), and Rent-A-Center (the “Merger Agreement”).

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

On December 18, 2018, Rent-A-Center purported to terminate the Merger Agreement because the end date of the agreement was allegedly not extended prior to December 17, 2018 by Vintage Parent. On December 21, 2018, Vintage Capital Management, LLC, an affiliate of Vintage Parent (“Vintage Capital”) filed a complaint in the Court of Chancery of the State of Delaware (the “Court”) challenging Rent-A-Center’s purported termination of the Merger Agreement and demand for payment of the Termination Fee. On March 14, 2019, the Court issued its Opinion concluding that Rent-A-Center’s termination of the merger agreement was valid and did not rule on the enforceability of the payment of the Termination Fee. The parties submitted supplemental briefs as well as reply briefs on that issue. As previously disclosed, on April 22, 2019, the parties announced an agreement in principal to settle the matter and on April 25, 2019 signed a settlement agreement including a release of claims. The Company is not obligated to make any financial contribution in connection with such settlement.

On August 11, 2017, a putative class action lawsuit titled Freedman v. magicJack VocalTec Ltd. et al., Case 9-17-cv-80940, was filed against magicJack and its Board of Directors in the United States District Court for the Southern District of Florida (Case No: 9:17-cv-80940-RLR). The Company’s brief in opposition was filed on April 19, 2019. and a mandatory mediation subsequently took place with no resolution. A decision is expected at the end of 2019. The Company cannot estimate the amount of potential liability, if any, that could arise from this matter.

In June 2018, Galilee Acquisition LLC f/k/a Sutton View Acquisition LLC (“GAL”) filed a complaint, served the following month, (case No.:50-2018-CA-007976-XXXX-MB) in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against magicJack Vocaltec Ltd. alleging a claim for negligent misrepresentation. On April 4, 2019, the plaintiff’s counsel advised the court that it intended to file an amended complaint, and the court gave the plaintiff 30 days from that date to file such amended complaint. However, the plaintiff failed to file the amended complaint within the Court appointed time and has filed a request for an extension of time to file the amended complaint which the court is likely to grant. A case management conference was held with the Court during the week of July 8. The Company cannot estimate the amount of potential liability, if any, that could arise from this matter.

On January 5, 2017, complaints filed in November 2015 and May 2016 naming MLV & Co. (“MLV”), a broker-dealer subsidiary of FBR, as a defendant in putative class action lawsuits alleging claims under the Securities Act, in connection with the offerings of Miller Energy Resources, Inc. (“Miller”) have been consolidated. The Master Consolidated Complaint, styled Gaynor v. Miller et al., is pending in the United States District Court for the Eastern District of Tennessee, and, like its predecessor complaints, continues to allege claims under Sections 11 and 12 of the Securities Act against nine underwriters for alleged material misrepresentations and omissions in the registration statement and prospectuses issued in connection with six offerings (February 13, 2013; May 8, 2013; June 28, 2013; September 26, 2013; October 17, 2013 (as to MLV only) and August 21, 2014) with an alleged aggregate offering price of approximately $151 million. The Court has ordered mediation before a federal magistrate which is scheduled for August 6, 2019.

In February 2017, certain former employees filed an arbitration claim with FINRA against WSI alleging misrepresentations in the recruitment of claimants to join WSI. Claimants also allege that WSI failed to support their mortgage trading business resulting in the loss of opportunities during their employment with WSI. Claimants are seeking $10.0 million in damages. WSI has counterclaimed alleging that claimants misrepresented their process for doing business, particularly their capital needs, resulting in substantial losses to WSI. Arbitration hearings were held in April 2019 and all claims were dismissed. The parties may elect to file a motion to vacate by no later than August 15, 2019.

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

Our senior notes include: (a) 6.875% Notes due September 30, 2023 (“6.875% 2023 Notes”) with an aggregate principal amount of approximately $103.5 million; (b) 7.375% Notes due May 31, 2023 (“7.375% 2023 Notes”) with an aggregate principal amount of approximately $114.8 million, (c) 7.25% Notes due December 31, 2027 (“7.25% 2027 Notes”) with an aggregate principal amount of $110.6 million; (d) 7.50% due May 31, 2027 (“7.50% 2027 Notes”) with an aggregate principal amount of $110.0 million; (e) 7.50% Notes due October 31, 2021 (“7.50% 2021 Notes”) with an aggregate principal amount of $52.2 million; and (f) 6.75% Notes due May 31, 2024 (“6.75% 2024 Notes”) with an aggregate principal amount of approximately $100.1 million. In December 2018, the Company entered into a new At Market Issuance Sales Agreement with B. Riley FBR pursuant to which the Company may sell from time to time, at the Company’s option, up to the aggregate principal of $75.0 million of the 6.875% 2023 Notes, 7.375% 2023 Notes, 7.25% 2027 Notes, 7.50% 2027 Note and 7.50% 2021 Notes. At June 30, 2019, the Company had $51.1 million available for offer and sale pursuant to the December 2018 At Market Issuance Sales Agreement. On December 19, 2018, BRPI Acquisition Co LLC (“BRPAC”), a Delaware limited liability company, UOL, and YMAX Corporation, a Delaware corporation (collectively, the “Borrowers”), indirect wholly owned subsidiaries of ours, in the capacity of borrowers, entered into a credit agreement with the Banc of California, N.A. in the capacity as agent and lender and with the other lenders party thereto (the “BRPAC Credit Agreement”). Under the BRPAC Credit Agreement, we borrowed $80.0 million due December 19, 2023. Pursuant to the terms of the BRPAC Credit Agreement, we may request additional optional term loans in an aggregate principal amount of up to $10.0 million at any time prior to the first anniversary of the agreement date. On February 1, 2019, the Borrowers entered into the First Amendment to Credit Agreement and Joinder with City National Bank as a new lender in which the new lender extended to Borrowers the additional $10.0 million as further discussed in Note 10 to the accompanying financial statements. In April 2017, we amended our Credit Agreement with Wells Fargo Bank (the “Wells Fargo Credit Agreement”) to increase our retail liquidation line of credit from $100 million to $200 million. The terms of such indebtedness contain various restrictions and covenants regarding the operation of our business, including, but not limited to, restrictions on our ability to merge or consolidate with or into any other entity. We may also secure additional debt financing in the future in addition to our current debt. Our level of indebtedness generally could adversely affect our operations and liquidity, by, among other things: (i) making it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions because we may not have sufficient cash flows to make our scheduled debt payments; (ii) causing us to use a larger portion of our cash flows to fund interest and principal payments, thereby reducing the availability of cash to fund working capital, capital expenditures and other business activities; (iii) making it more difficult for us to take advantage of significant business opportunities, such as acquisition opportunities or other strategic transactions, and to react to changes in market or industry conditions; and (iv) limiting our ability to borrow additional monies in the future to fund working capital, capital expenditures, acquisitions and other general corporate purposes as and when needed, which could force us to suspend, delay or curtail business prospects, strategies or operations. We may not be able to generate sufficient cash flow to pay the interest on our debt, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt. If we are unable to generate sufficient cash flow to pay the interest on our debt, we may have to delay or curtail our operations. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as reducing capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. These alternative strategies may not be affected on satisfactory terms, if at all, and they may not yield sufficient funds to make required payments on our indebtedness. If, for any reason, we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which could allow our creditors at that time to declare certain outstanding indebtedness to be due and payable or exercise other available remedies, which may in turn trigger cross acceleration or cross default rights in other agreements. If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us.

An active trading market for our senior notes may not develop, which could limit the market price of our senior notes or the ability of our senior note holders to sell them.

The 7.25% 2027 Notes are quoted on Nasdaq under the symbol “RILYG,” the 7.50% 2027 Notes are quoted on Nasdaq under the symbol “RILYZ,” the 7.375% 2023 Notes are quoted on Nasdaq under the symbol “RILYH,” the 6.875% 2023 Notes are quoted on Nasdaq under the symbol “RILYI,” the 7.50% 2021 Notes are quoted on Nasdaq under the symbol “RILYL,” and the 6.75% 2024 Notes are quoted on Nasdaq under the symbol “RILYO.” We cannot provide any assurances that an active trading market will develop for our senior notes or that our senior note holders will be able to sell their senior notes. If the senior notes are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. Accordingly, we cannot assure our senior note holders that a liquid trading market will develop for our senior notes, that our senior note holders will be able to sell our senior notes at a particular time or that the price our senior note holders receive when they sell will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for our senior notes may be harmed. Accordingly, our senior note holders may be required to bear the financial risk of an investment in our senior notes for an indefinite period of time.

The rating for the 7.25% 2027 Notes, 7.375% 2023 Notes, 6.875% 2023 Notes or 6.75% 2024 Notes could at any time be revised downward or withdrawn entirely at the discretion of the issuing rating agency.

We have obtained a rating for the 7.25% 2027 Notes, 7.375% 2023 Notes, 6.875% 2023 Notes and 6.75% 2024 Notes. Ratings only reflect the views of the issuing rating agency or agencies and such ratings could at any time be revised downward or withdrawn entirely at the discretion of the issuing rating agency. A rating is not a recommendation to purchase, sell or hold the 7.25% 2027 Notes, 7.375% 2023 Notes, 6.875% 2023 Notes or 6.75% 2024 Notes. Ratings do not reflect market prices or suitability of a security for a particular investor and the rating of the 7.25% 2027 Notes, 7.375% 2023 Notes, 6.875% 2023 Notes or 6.75% 2024 Notes may not reflect all risks related to us and our business, or the structure or market value of the 7.25% 2027 Notes, 7.375% 2023 Notes, 6.875% 2023 Notes or 6.75% 2024 Notes. We may elect to issue other securities for which we may seek to obtain a rating in the future. If we issue other securities with a rating, such ratings, if they are lower than market expectations or are subsequently lowered or withdrawn, could adversely affect the market for or the market value of the 7.25% 2027 Notes, 7.375% 2023 Notes, 6.875% 2023 Notes or 6.75% 2024 Notes.

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

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

3.1	Amendment to Amended and Restated Bylaws of B. Riley Financial, Inc., dated April 3, 2019.	8-K	3.1	4/9/2019
4.1	Indenture, dated as of May 7, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	4.1	5/7/2019
4.2	First Supplemental Indenture, dated as of May 7, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	4.2	5/7/2019
4.3	Form of 6.75% Senior Note due 2024.	8-K	4.3	5/7/2019
10.1	Amendment No. 2 to Employment Agreement dated April 3, 2019, by and between the registrant and Bryant R. Riley.	8-K	10.1	4/9/2019
10.2	Amendment No. 2 to Employment Agreement dated April 3, 2019, by and between the registrant and Thomas J. Kelleher.	8-K	10.2	4/9/2019
10.3	Amendment No. 1 to Employment Agreement dated April 3, 2019, by and between the registrant and Phillip J. Ahn.	8-K	10.3	4/9/2019
10.4	Amendment No. 1 to Employment Agreement dated April 3, 2019, by and between the registrant and Alan N. Forman.	8-K	10.4	4/9/2019
10.5	Amendment No. 1 to Employment Agreement dated April 3, 2019, by and between Great American Group, LLC and Andrew Gumaer.	8-K	10.5	4/9/2019
10.6	Amendment No. 2 to Employment Agreement dated April 3, 2019, by and between the registrant and Kenneth M. Young.	8-K	10.6	4/9/2019
10.7	Amendment No. 1 to Employment Agreement dated April 3, 2019, by and between B. Riley FBR, Inc. and Andrew Moore.	8-K	10.7	4/9/2019
10.8*†	Amendment No. 16 to Credit Agreement dated April 5, 2019, by and among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and B. Riley FBR, Inc., B. Riley Financial, Inc. and the other lender parties thereto.
10.9*	Letter Agreement dated April 5, 2019, by and among Babcock & Wilcox Enterprises, Inc., B. Riley FBR, Inc. and Vintage Capital Management, LLC.
31.1*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.3*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement
†	Certain confidential portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. Such omitted information is not material and would likely be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B. Riley Financial, Inc.

Date: August 8, 2019	By:	/s/ PHILLIP J. AHN
		Name:	Phillip J. Ahn
		Title:	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)