Form 10-Q
period 2019-09-30
B. Riley Financial, Inc.
filed 2019-11-01
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

Or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-37503

B. RILEY FINANCIAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-0223495
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

21255 Burbank Boulevard, Suite 400 Woodland Hills, CA	91367
(Address of Principal Executive Offices)	(Zip Code)

(818) 884-3737
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RILY	Nasdaq Global Market
Depositary Shares, each representing a 1/1000th fractional interest in a share of Series A Cumulative Perpetual Preferred Stock	RILYP	Nasdaq Global Market
7.25% Senior Notes due 2027	RILYG	Nasdaq Global Market
7.50% Senior Notes due 2027	RILYZ	Nasdaq Global Market
7.375% Senior Notes due 2023	RILYH	Nasdaq Global Market
6.875% Senior Notes due 2023	RILYI	Nasdaq Global Market
7.50% Senior Notes due 2021	RILYL	Nasdaq Global Market
6.75% Senior Notes due 2024	RILYO	Nasdaq Global Market
6.50% Senior Notes due 2026	RILYN	Nasdaq Global Market

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

As of October 30, 2019, there were 26,927,947 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

B. Riley Financial, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2019

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Assets:
Cash and cash equivalents	$170,587	$179,440
Restricted cash	471	838
Due from clearing brokers	27,791	37,738
Securities and other investments owned, at fair value	326,616	273,577
Securities borrowed	720,207	931,346
Accounts receivable, net	47,419	42,123
Due from related parties	6,689	1,729
Loans receivable	295,898	38,794
Prepaid expenses and other assets	112,309	79,477
Operating lease right-of-use assets	49,642	—
Property and equipment, net	13,171	15,523
Goodwill	220,562	223,368
Other intangible assets, net	79,488	91,358
Deferred income taxes	36,041	42,399
Total assets	$2,106,891	$1,957,710
Liabilities and Equity
Liabilities:
Accounts payable	$6,239	$5,646
Accrued expenses and other liabilities	115,062	108,662
Deferred revenue	68,385	69,066
Due to related parties and partners	2,814	2,428
Securities sold not yet purchased	29,092	37,623
Securities loaned	714,947	930,522
Mandatorily redeemable noncontrolling interests	4,395	4,633
Operating lease liabilities	63,817	—
Notes payable	1,193	1,550
Loan participations sold	28,872	—
Term loan	71,393	79,166
Senior notes payable	701,278	459,754
Total liabilities	1,807,487	1,699,050

Commitments and contingencies (note 15)
B. Riley Financial, Inc. stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 26,921,500 and 26,603,355 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	3	2
Additional paid-in capital	259,237	258,638
Retained earnings	41,957	1,579
Accumulated other comprehensive loss	(2,345)	(2,161)
Total B. Riley Financial, Inc. stockholders’ equity	298,852	258,058
Noncontrolling interests	552	602
Total equity	299,404	258,660
Total liabilities and equity	$2,106,891	$1,957,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Services and fees	$153,379	$89,824	$428,705	$295,416
Interest income - Loans and securities lending	25,766	9,785	54,147	25,406
Sale of goods	918	72	4,023	138
Total revenues	180,063	99,681	486,875	320,960
Operating expenses:
Direct cost of services	12,441	8,156	55,210	33,733
Cost of goods sold	911	52	3,835	142
Selling, general and administrative expenses	96,587	71,782	274,468	216,603
Restructuring charge	—	428	1,699	2,247
Interest expense - Securities lending and loan participations sold	10,273	6,425	22,579	16,317
Total operating expenses	120,212	86,843	357,791	269,042
Operating income	59,851	12,838	129,084	51,918
Other income (expense):
Interest income	361	442	1,329	736
Income (loss) from equity investments	1,113	828	(4,049)	5,049
Interest expense	(12,772)	(9,340)	(35,130)	(23,926)
Income before income taxes	48,553	4,768	91,234	33,777
Provision for income taxes	(14,409)	(2,046)	(26,802)	(8,412)
Net income	34,144	2,722	64,432	25,365
Net (loss) income attributable to noncontrolling interests	(158)	(92)	(50)	1,051
Net income attributable to B. Riley Financial, Inc.	$34,302	$2,814	$64,482	$24,314

Basic income per share	$1.29	$0.11	$2.45	$0.94
Diluted income per share	$1.21	$0.10	$2.37	$0.91

Weighted average basic shares outstanding	26,556,223	25,968,997	26,351,839	25,856,339
Weighted average diluted shares outstanding	28,233,423	26,854,261	27,251,837	26,776,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$34,144	$2,722	$64,432	$25,365
Other comprehensive income (loss):
Change in cumulative translation adjustment	(521)	(77)	(184)	(1,162)
Other comprehensive loss, net of tax	(521)	(77)	(184)	(1,162)
Total comprehensive income	33,623	2,645	64,248	24,203
Comprehensive (loss) income attributable to noncontrolling interests	(158)	(92)	(50)	1,051
Comprehensive income attributable to B. Riley Financial, Inc.	$33,781	$2,737	$64,298	$23,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

(Dollars in thousands, except share data)

Three months ended September 30, 2019 and 2018

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, July 1, 2019	—	$—	26,919,941	$3	$255,865	$22,424	$(1,824)	$710	$277,178
Vesting of restricted stock, net of shares withheld for employer taxes	—	—	51,730	—	(335)	—	—	—	(335)
Common stock repurchased and retired	—	—	(50,171)	—	(1,021)	—	—	—	(1,021)
Share based payments	—	—	—	—	4,728	—	—	—	4,728
Dividends on common stock ($0.50 per share)	—	—	—	—	—	(14,769)	—	—	(14,769)
Net income (loss) for the three months ended September 30, 2019	—	—	—	—	—	34,302	—	(158)	34,144
Foreign currency translation adjustment	—	—	—	—	—	—	(521)	—	(521)
Balance, September 30, 2019	—	$—	26,921,500	$3	$259,237	$41,957	$(2,345)	$552	$299,404

Balance, July 1, 2018	—	$—	26,070,165	$2	$244,631	$20,408	$(1,619)	$854	$264,276
Issuance of common stock for acquisition of GlassRatner Advisory & Capital Group LLC	—	—	405,817	—	8,050	—	—	—	8,050
Vesting of restricted stock, net of shares withheld for employer taxes	—	—	71,696	—	(536)	—	—	—	(536)
Common shares cancelled - resolution of escrow claim	—	—	(21,233)	—	—	—	—	—	—
Share based payments	—	—	—	—	3,091	—	—	—	3,091
Dividends on common stock ($0.30 per share)	—	—	—	—	—	(8,380)	—	—	(8,380)
Net income (loss) for the three months ended September 30, 2018	—	—	—	—	—	2,814	—	(92)	2,722
Foreign currency translation adjustment	—	—	—	—	—	—	(77)	—	(77)
Balance, September 30, 2018	—	$—	26,526,445	$2	$255,236	$14,842	$(1,696)	$762	$269,146

Nine months ended September 30, 2019 and 2018

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, January 1, 2019	—	$—	26,603,355	$2	$258,638	$1,579	$(2,161)	$602	$258,660
ESPP shares issued and vesting of restricted stock, net of shares withheld for employer taxes	—	—	556,077	1	(2,627)	—	—	—	(2,626)
Common stock repurchased and retired	—	—	(237,932)	—	(4,273)	—	—	—	(4,273)
Common stock warrants repurchased	—	—	—	—	(2,777)	—	—	—	(2,777)
Share based payments	—	—	—	—	10,276	—	—	—	10,276
Dividends on common stock ($0.84 per share)	—	—	—	—	—	(24,104)	—	—	(24,104)
Net income (loss) for the nine months ended September 30, 2019	—	—	—	—	—	64,482	—	(50)	64,432
Foreign currency translation adjustment	—	—	—	—	—	—	(184)	—	(184)
Balance, September 30, 2019	—	$—	26,921,500	$3	$259,237	$41,957	$(2,345)	$552	$299,404

Balance, January 1, 2018	—	$—	26,569,462	$2	$259,980	$6,582	$(534)	$(184)	$265,846
Issuance of common stock for acquisition of GlassRatner Advisory & Capital Group LLC	—	—	405,817	—	8,050	—	—	—	8,050
Vesting of restricted stock, net of shares withheld for employer taxes	—	—	522,399	—	(4,106)	—	—	—	(4,106)
Common shares cancelled - resolution of escrow claim	—	—	(21,233)	—	—	—	—	—	—
Common stock repurchased and retired	—	—	(950,000)	—	(17,338)	—	—	—	(17,338)
Share based payments	—	—	—	—	8,650	—	—	—	8,650
Dividends on common stock ($0.58 per share)	—	—	—	—	—	(16,054)	—	—	(16,054)
Net income for the nine months ended September 30, 2018	—	—	—	—	—	24,314	—	946	25,260
Foreign currency translation adjustment	—	—	—	—	—	—	(1,162)	—	(1,162)
Balance, September 30, 2018	—	$—	26,526,445	$2	$255,236	$14,842	$(1,696)	$762	$269,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$64,432	$25,365
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,217	9,768
Provision for doubtful accounts	1,646	840
Share-based compensation	10,276	8,650
Non-cash interest and other	(14,941)	1,384
Effect of foreign currency on operations	8	(352)
Loss (income) from equity investments	4,049	(5,049)
Deferred income taxes	6,358	7
Impairment of leaseholds and intangibles, lease loss accrual and gain on disposal of fixed assets	(327)	1,718
Income allocated and fair value adjustment for mandatorily redeemable noncontrolling interests	857	847
Change in operating assets and liabilities:
Due from clearing brokers	9,947	(23,412)
Securities and other investments owned	(45,465)	(77,161)
Securities borrowed	211,139	(235,206)
Accounts receivable and advances against customer contracts	(8,645)	(35,982)
Prepaid expenses and other assets	(9,619)	(19,418)
Accounts payable, accrued payroll and related expenses, accrued expenses and other liabilities	31,473	10,111
Amounts due to/from related parties and partners	(4,574)	(4,487)
Securities sold, not yet purchased	(8,531)	31,381
Deferred revenue	(502)	64
Securities loaned	(215,575)	232,037
Net cash provided by (used in) operating activities	46,223	(78,895)
Cash flows from investing activities:
Purchases of loans receivable	(350,695)	(35,111)
Acquisition of other businesses	—	(4,000)
Repayments of loans receivable	98,742	—
Loan participations sold	31,806	—
Repayment of loan participations sold	(3,175)	—
Purchases of property, equipment and intangible assets	(2,885)	(2,314)
Proceeds from sale of property, equipment and intangible assets	504	37
Equity investments	(33,391)	(6,856)
Proceeds from sale of division of magicJack	6,196	—
Dividends from equity investments	1,454	1,695
Net cash used in investing activities	(251,444)	(46,549)
Cash flows from financing activities:
Proceeds from asset based credit facility	—	300,000
Repayment of asset based credit facility	—	(300,000)
Proceeds from notes payable	—	51,020
Repayment of notes payable	(357)	(51,591)
Proceeds from term loan	10,000	—
Repayment of term loan	(17,924)	—
Proceeds from issuance of senior notes	244,497	255,290
Payment of debt issuance costs	(4,212)	(6,356)
Payment of employment taxes on vesting of restricted stock	(2,626)	(4,106)
Dividends paid	(25,049)	(17,912)
Repurchase of common stock	(4,273)	(17,338)
Repurchase of warrants	(2,777)	—
Distribution to noncontrolling interests	(1,095)	(915)
Net cash provided by financing activities	196,184	208,092
(Decrease) increase in cash, cash equivalents and restricted cash	(9,037)	82,648
Effect of foreign currency on cash, cash equivalents and restricted cash	(183)	(796)
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,220)	81,852
Cash, cash equivalents and restricted cash, beginning of year	180,278	152,534
Cash, cash equivalents and restricted cash, end of period	$171,058	$234,386

Supplemental disclosures:
Interest paid	$52,931	$35,289
Taxes paid	$5,029	$2,455

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of B. Riley Financial, Inc. and its wholly-owned and majority-owned subsidiaries. The condensed consolidated financial statements also include the accounts of (a) Great American Global Partners, LLC which is controlled by the Company as a result of its ownership of a 50% member interest, appointment of two of the three executive officers and significant influence over the funding of operations, and (b) GA Retail Investments, L.P. which is controlled by the Company as a result of its ownership of a 50% partnership interest, appointment of executive officers and significant influence over the operations. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 6, 2019. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

(e) Interest Expense — Securities Lending Activities and Loan Participations Sold

Interest expense from securities lending activities is included in operating expenses related to operations in the Capital Markets segment. Interest expense from securities lending activities is incurred from equity and fixed income securities that are loaned to the Company and totaled $9,721 and $6,425 for the three months ended September 30, 2019 and 2018, respectively, and $22,027 and $16,317 for the nine months ended September 30, 2019 and 2018, respectively. Loan participations sold as of September 30, 3019 totaled $28,872. Interest expense from loan participations sold totaled $552 for both the three and nine months ended September 30, 2019.

(f) Concentration of Risk

Revenues in the Capital Markets, Valuation and Appraisal and Principal Investments — United Online and magicJack segments are currently primarily generated in the United States. Revenues in the Auction and Liquidation segment are primarily generated in the United States, Australia, Canada and Europe.

The Company’s activities in the Auction and Liquidation segment are executed frequently with, and on behalf of, distressed customers and secured creditors. Concentrations of credit risk can be affected by changes in economic, industry, or geographical factors. The Company seeks to control its credit risk and potential risk concentration through risk management activities that limit the Company’s exposure to losses on any one specific liquidation services contract or concentration within any one specific industry. To mitigate the exposure to losses on any one specific liquidations services contract, the Company sometimes conducts operations with third parties through collaborative arrangements.

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

(g) Advertising Expenses

The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $437 and $371 for the three months ended September 30, 2019 and 2018, respectively, and $1,383 and $1,656 for the nine months ended September 30, 2019 and 2018, respectively. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

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

In June 2018, the Company adopted the 2018 Employee Stock Purchase Plan (“Purchase Plan”) which allows eligible employees to purchase common stock through payroll deductions at a price that is 85% of the market value of the common stock on the last day of the offering period. In accordance with the provisions of ASC 718, Compensation — Stock Compensation (“ASC 718”), the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. For the three and nine months ended September 30, 2019, the Company recognized compensation expense of $68 and $263, respectively, related to the Purchase Plan. At September 30, 2019, there were 625,055 shares reserved for issuance under the Purchase Plan.

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

(k) Restricted Cash

As of September 30, 2019, restricted cash balance is $471 related to one of the Company’s telecommunication suppliers. As of December 31, 2018, restricted cash balance of $838 included $469 cash collateral for one of the Company’s telecommunication suppliers and $369 certificate of deposits collateral for certain letters of credit.

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

(m) Due from/to Brokers, Dealers, and Clearing Organizations

The Company clears all of its proprietary and customer transactions through other broker-dealers on a fully disclosed basis. The amount receivable from or payable to the clearing brokers represents the net of proceeds from unsettled securities sold, the Company’s clearing deposits and amounts receivable for commissions less amounts payable for unsettled securities purchased by the Company and amounts payable for clearing costs and other settlement charges. This amount also includes the cash collateral received for securities loaned less cash collateral for securities borrowed. Any amounts payable would be fully collateralized by all of the securities owned by the Company and held on deposit at the clearing broker.

(n) Accounts Receivable

Accounts receivable represents amounts due from the Company’s Auction and Liquidation, Valuation and Appraisal, Capital Markets and Principal Investments — United Online and magicJack customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company’s bad debt expense and changes in the allowance for doubtful accounts for the three and nine months ended September 30, 2019 and 2018 are included in Note 6.

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

(p) Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under finance leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Depreciation and amortization expense on property and equipment was $1,163 and $1,005 for the three months ended September 30, 2019 and 2018, respectively, and $4,186 and $3,369 for the nine months ended September 30, 2019 and 2018, respectively.

(q) Loans Receivable

Loans receivable are measured at historical cost and reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans, and for purchased loans, net of any unamortized premiums or discounts. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income over the lives of the related loans. Unearned income, discounts and premiums are amortized to interest income using a level yield methodology. At September 30, 2019 and December 31, 2018, loans receivable had a carrying value of $295,898 and $38,794, respectively, with various maturity dates through June 2022.

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

As of September 30, 2019 and December 31, 2018, the Company’s securities and other investments owned and securities sold not yet purchased at fair value consisted of the following securities:

	September 30,	December 31,
	2019	2018
Securities and other investments owned:
Common and preferred stocks and warrants	$244,556	$193,459
Corporate bonds	21,580	18,825
Fixed income securities	4,816	3,825
Loans receivable at fair value	35,511	33,731
Partnership interests and other	20,153	23,737
	$326,616	$273,577

Securities sold not yet purchased:
Common stocks	$6,684	$11,130
Corporate bonds	18,630	16,338
Fixed income securities	3,778	10,155
	$29,092	$37,623

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

The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.

	Financial Assets and Liabilities Measured at Fair Value
	on a Recurring Basis at September 30, 2019 Using
		Quoted prices in
	Fair value at	active markets for identical	Other observable	Significant unobservable
	September 30,	assets	inputs	inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities and other investments owned:
Common and preferred stocks and warrants	$244,556	$193,625	$—	$50,931
Corporate bonds	21,580	—	21,580	—
Fixed income securities	4,816	—	4,816	—
Loans receivable at fair value	35,511	—	—	35,511
Total	306,463	$193,625	$26,396	$86,442
Investment funds valued at net asset value (1)	20,153
Total assets measured at fair value	$326,616

Liabilities:
Securities sold not yet purchased:
Common stocks	$6,684	$6,684	$—	$—
Corporate bonds	18,630	—	18,630	—
Fixed income securities	3,778	—	3,778	—
Total securities sold not yet purchased	29,092	6,684	22,408	—

Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,395	—	—	4,395
Total liabilities measured at fair value	$33,487	$6,684	$22,408	$4,395

	Financial Assets and Liabilities Measured at Fair Value
	on a Recurring Basis at December 31, 2018 Using
		Quoted prices in
	Fair value at	active markets for identical	Other observable	Significant unobservable
	December 31	assets	inputs	inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities and other investments owned:
Common and preferred stocks and warrants	$193,459	$168,882	$—	$24,577
Corporate bonds	18,825	—	18,825	—
Fixed income securities	3,825	—	3,825	—
Loans receivable at fair value	33,731	—	—	33,731
Total	249,840	$168,882	$22,650	$58,308
Investment funds valued at net asset value(1)	23,737
Total assets measured at fair value	$273,577

Liabilities:
Securities sold not yet purchased:
Common stocks	$11,130	$11,130	$—	$—
Corporate bonds	16,338	—	16,338	—
Fixed income securities	10,155	—	10,155	—
Total securities sold not yet purchased	37,623	11,130	26,493	—

Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,633	—	—	4,633
Total liabilities measured at fair value	$42,256	$11,130	$26,493	$4,633

(1)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy in accordance with ASC “Topic 820 Fair Value Measurements.” The fair value amounts presented in the tables above for investment funds valued at net asset value are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.

As of September 30, 2019 and December 31, 2018, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $86,442 and $58,308, respectively, or 4.1% and 3.0%, respectively, of the Company’s total assets. In determining the fair value for these Level 3 financial assets, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity.

The following table summarizes the significant unobservable inputs in the fair value measurement of level 3 financial assets and liabilities by category of investment and valuation technique as of September 30, 2019:

	Fair value at
	September 30,	Valuation	Unobservable		Weighted
	2019	Technique	Input	Range	Average
Assets:
Common and preferred stocks and warrants	$50,931	Market approach	Over-the-counter trading activity	$8.00/share	$8.00
			Market price of related security	$4.79/share	$4.79
			Recent transaction	$210.02/share	$210.02
			Multiple of EBITDA	10.1x	10.1	x
		Yield analysis	Cost of capital	13.2%	13.2%
		Option pricing model	Annualized volatility	50% - 100%	68%
Loans receivable at fair value	35,511	Discounted cash flow	Market interest rate	15.1% -15.3%	15.3%
		Market approach	Market price of related security	$2,100.21/share	$2,100.21
Total level 3 assets measured at fair value	$86,442

Liabilities:
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$4,395	Market approach	Operating income multiple	6.0x	6.0	x

The changes in Level 3 fair value hierarchy during the nine months ended September 30, 2019 and 2018 are as follows:

	Level 3	Level 3 Changes During the Period				Level 3
	Balance at	Fair	Relating to	Purchases,	Transfer in	Balance at
	Beginning of	Value	Undistributed	Sales and	and/or out	End of
	Year	Adjustments	Earnings	Settlements	of Level 3	Period
Nine Months Ended September 30, 2019
Common and preferred stocks and warrants	$24,577	$715	$1,424	$24,215	$—	$50,931
Loans receivable at fair value	33,731	11,648	1,621	(11,489)	—	35,511
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,633	—	(238)	—	—	4,395
Nine Months Ended September 30, 2018
Common stocks and warrants	$28,346	$(3,247)	$578	$4,250	$(20,970)	$8,957
Loans receivable at fair value	33,713	(11)	100	2,785	—	36,587
Partnership interests and other	26,104	1,411	(2,735)	28,044	—	52,824
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,478	—	(69)	—	—	4,409

The amount reported in the table above for the nine months ended September 30, 2019 and 2018 includes the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis. The carrying amounts reported in the condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value based on the short-term maturity of these instruments.

The carrying amount of the senior notes payable and term loan approximate fair value because the contractual interest rates or effective yields of such instruments are consistent with current market rates of interest for instruments of comparable credit risk.

During the nine months ended September 30, 2019 and 2018, there were no assets or liabilities measured at fair value on a non-recurring basis.

(t) Derivative and Foreign Currency Translation

The Company periodically uses derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain Auction and Liquidation engagements with operations outside the United States. The Company did not use any derivative contracts during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, the Company’s use of derivatives consisted of the purchase of forward exchange contracts (a) in the amount of $54,406 Canadian dollars, that were settled during the first and second quarter of 2018 and (b) $1,500 Euro’s that settled in March 2018.

The net loss from forward exchange contracts was $91 during the nine months ended September 30, 2018. This amount is reported as a component of selling, general and administrative expenses in the condensed consolidated statements of income.

The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. Transaction gains (loss) were $446 and ($51) during the three months ended September 30, 2019 and 2018, respectively, and $121 and $843 during the nine months ended September 30, 2019 and 2018, respectively. These amounts are included in selling, general and administrative expenses in the Company’s condensed consolidated statements of income.

(u) Common Stock Warrants

The common stock warrants entitle the holders of the warrants to acquire shares of the Company’s common stock from the Company at a price of $17.50 per share (the “Exercise Price”), subject to, among other matters, the proper completion of an exercise notice and payment. The Exercise Price and the number of shares of Company common stock issuable upon exercise are subject to customary anti-dilution and adjustment provisions, which include stock splits, subdivisions or reclassifications of the Company’s common stock. The common stock warrants expire on July 3, 2022. As of December 31, 2018, warrants to purchase 821,816 shares of common stock were outstanding. On May 16, 2019, the Company repurchased 638,311 warrants for $2,777 ($4.35 per warrant) which is included in common stock warrants repurchased in the condensed consolidated statements of equity. As of September 30, 2019, warrants to purchase 183,505 shares of common stock were outstanding.

(v) Equity Investment

bebe stores, inc.

At September 30, 2019, the Company had a 30.5% ownership interest in bebe stores, inc. (“bebe”). The equity ownership in bebe is accounted for under the equity method of accounting and is included in prepaid expenses and other assets in the condensed consolidated balance sheets.

National Holdings Corporation

On November 14, 2018, the Company entered into an agreement to acquire shares of National Holdings Corporation (“National Holdings”), a Nasdaq-listed issuer, from Fortress Biotech, Inc. for an aggregate purchase price totaling approximately $22.9 million. The transaction was completed in two tranches. In the first tranche, which was completed in the fourth quarter of 2018, the Company acquired shares representing 24% of the total outstanding shares of National Holdings. The second tranche was completed in the first quarter of 2019. As of September 30, 2019, the Company had purchased 6,159,550 shares of National Holdings’ common stock, representing 48.8% of National Holdings’ outstanding shares, at $3.25 per share. The carrying value for the National Holdings investment is included in prepaid expenses and other assets in the condensed consolidated balance sheets. The equity ownership in National Holdings is accounted for under the equity method of accounting.

(w) Loan Participations Sold

As of September 30, 2019, the Company has sold investments (“Loan Participations Sold”) to third parties (“Participants”) that are accounted for as secured borrowings under ASC Topic 860, Transfers and Servicing. Under ASC Topic 860, a partial loan transfer does not qualify for sale accounting in order for sale treatment to be allowed. A participation or other partial loan transfer that meets the definition of a participating interest is classified as loan receivable and the portion transferred is recorded as a secured borrowing under loan participations sold in the condensed consolidated balance sheet. The Participants are entitled to payments made by the borrower of the related loan equal to the current Loan Participations Sold outstanding at the interest rates for the respective investment. In the event that the borrower defaults, the Participants have rights to payments from such borrower, but do not have recourse to the Company. The terms of the Loan Participations Sold are commensurate with the terms of the related loan.

As of September 30, 2019, the Company had entered into participation agreements for a total of $28,872. In addition, the interest income and interest expense related to the Loan Participations Sold resulted in interest income and interest expense which is presented gross on the condensed consolidated statement of income.

(x) Reclassifications and Supplemental Non-cash Disclosures

During the three and nine months ended September 30, 2018, interest income earned on loans of $831 and $2,570, respectively, was previously included in services and fees income in the capital markets segment.  These amounts have been reclassified and reported in interest income – loans and securities lending to conform to the 2019 presentation.

During the nine months ended September 30, 2018, non-cash investing activities included the conversion of a loan receivable in the amount of $16,867 and accrued interest receivable of $51 into an equity investment that totaled $16,918. During the nine months ended September 30, 2019, non-cash investing activities included the conversion of a loan receivable in the amount of $7,574 into securities and other investments owned.

(y) Variable Interest Entity

In 2018, the operations of GACP II, LP, a private debt investment limited partnership (the “Partnership”) commenced operations. The Company’s investment in the Partnership is a variable interest entity (“VIE”) since the unaffiliated limited partners do not have substantive kick- out or participating rights to remove the Company’s subsidiary that is the general partner managing the Partnership. The Company has determined that it is not the primary beneficiary due to the fact that its fee arrangements are considered at-market and thus not deemed to be variable interests, and it does not hold any other interests in the Partnership that are considered to be more than insignificant. The Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion at each reporting date. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly by the Company or indirectly through related parties. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that the Company is not the primary beneficiary, a quantitative analysis may also be performed.

The carrying value of the Company’s investments in the VIE that was not consolidated is shown below.

September 30, 2019
Partnership investments	$12,074
Due from related party	1,209
Maximum exposure to loss	$13,283

(z) Recent Accounting Pronouncements

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

The assets and liabilities of magicJack, both tangible and intangible, were recorded at their estimated fair values as of the November 14, 2018, acquisition date for magicJack. The application of the purchase method of accounting resulted in goodwill of $106,539 which represents the benefits from synergies with the Company’s existing business and acquired workforce. The purchase accounting for the acquisition has been accounted for as a stock purchase with all of the recognized goodwill is expected to be non-deductible for tax purposes.

The preliminary purchase price allocation was as follows:

Consideration paid by B. Riley:
Number of magicJack shares outstanding at November 14, 2018	16,248,299
Cash merger consideration per share	$8.71
Total cash consideration for magicJack common shares	141,523
Cash consideration for magicJack stock options and accelerated vesting of restricted stock awards	1,592
Total consideration	$143,115

Tangible assets acquired and assumed:
Cash and cash equivalents	$53,875
Restricted cash	369
Accounts receivable	3,103
Inventory	2,033
Prepaid expenses and other assets	4,961
Property and equipment	2,922
Deferred taxes	16,769
Accounts payable	(2,313)
Contract liabilities	(66,489)
Accrued payroll and related expenses	(1,989)
Accrued expenses and other liabilities	(21,315)
Developed technology	6,400
Tradename	1,750
Customer list	34,500
Process-know-how	2,000
Goodwill	106,539
Total	$143,115

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

	Pro Forma (Unaudited)
	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Revenues	$118,372	$378,126
Net income attributable to B. Riley Financial, Inc.	$5,985	$31,025

Basic earnings per share	$0.23	$1.20
Diluted earnings per share	$0.22	$1.16

Weighted average basic shares outstanding	25,968,997	25,856,339
Weighted average diluted shares outstanding	26,854,261	26,776,133

NOTE 4— RESTRUCTURING CHARGE

The Company recorded no restructuring charges for the three months ended September 30, 2019. The Company recorded restructuring charges in the amount $428 for the three months ended September 30, 2018 and $1,699 and $2,247 for the nine months ended September 30, 2019 and 2018, respectively.

The restructuring charges during the nine months ended September 30, 2019 were primarily related to severance costs for magicJack employees from a reduction in workforce and lease termination costs in the Principal Investments – United Online and magicJack segment.

The restructuring charges during the three and nine months ended September 30, 2018 were primarily related to the planned consolidation of office space related to operations in the Capital Markets segment.

The following tables summarize the changes in accrued restructuring charge during three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Balance, beginning of period	$2,642	$1,827	$3,855	$2,600
Restructuring charge	—	428	1,699	2,247
Cash paid	(779)	(504)	(3,827)	(2,954)
Non-cash items	60	(1)	196	(143)
Balance, end of period	$1,923	$1,750	$1,923	$1,750

The following tables summarize the restructuring activities by reportable segment during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019				2018
		Principal				Principal
		Investments -				Investments -
	Capital	United Online and			Capital	United Online and
	Markets	magicJack	Corporate	Total	Markets	magicJack	Corporate	Total
Restructuring charge (recovery):
Employee termination costs	$—	$—	$—	$—	76	$—	$—	$76
Facility closure and consolidation	—	—	—	—	352	—	—	352
Total restructuring charge	$—	$—	$—	$—	428	$—	$—	$428

	Nine Months Ended September 30,
	2019				2018
		Principal				Principal
		Investments -				Investments -
	Capital	United Online and			Capital	United Online and
	Markets	magicJack	Corporate	Total	Markets	magicJack	Corporate	Total
Restructuring charge (recovery):
Employee termination costs	$—	$1,594	$—	$1,594	729	$—	$—	$729
Facility closure and consolidation	(4)	109	—	105	1,728	—	(210)	1,518
Total restructuring charge	$(4)	$1,703	$—	$1,699	2,457	$—	$(210)	$2,247

NOTE 5— SECURITIES LENDING

The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of September 30, 2019 and December 31, 2018:

	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets(1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the consolidated balance sheets but eligible for offsetting upon counterparty default(2)	Net amounts
As of September 30, 2019
Securities borrowed	$720,207	$—	$720,207	$720,207	$—
Securities loaned	$714,947	$—	$714,947	$714,947	$—
As of December 31, 2018
Securities borrowed	$931,346	$—	$931,346	$931,346	$—
Securities loaned	$930,522	$—	$930,522	$930,522	$—

(1)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)	Includes the amount of cash collateral held/posted.

NOTE 6— ACCOUNTS RECEIVABLE

The components of accounts receivable, net, include the following:

	September 30,	December 31,
	2019	2018
Accounts receivable	$29,198	$12,594
Investment banking fees, commissions and other receivables	14,961	26,581
Unbilled receivables	4,721	3,644
Total accounts receivable	48,880	42,819
Allowance for doubtful accounts	(1,461)	(696)
Accounts receivable, net	$47,419	$42,123

Additions and changes to the allowance for doubtful accounts consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Balance, beginning of period	$1,360	$796	$696	$800
Add: Additions to reserve	615	192	1,681	840
Less: Write-offs	(376)	(164)	(759)	(816)
Less: Recovery	(138)	—	(157)	—
Balance, end of period	$1,461	$824	$1,461	$824

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

NOTE 7— GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $220,562 and $223,368 at September 30, 2019 and December 31, 2018, respectively. During the nine months ended September 30, 2019, goodwill decreased by $2,806. The decrease in goodwill included a decrease of $3,213 as a result the allocation of goodwill related to the sale of a division of magicJack offset by an increase in goodwill of $407 from magicJack’s purchase price allocation adjustments during the nine months ended September 30, 2019. At September 30, 2019, goodwill was comprised of $95,820 in the Capital Markets segment, $1,975 in the Auction and Liquidation segment, $3,713 in the Valuation and Appraisal segment, and $119,054 in the Principal Investments – United Online and magicJack segment. At December 31, 2018, goodwill was comprised of $95,820 in the Capital Markets segment, $1,975 in the Auction and Liquidation segment, $3,713 in the Valuation and Appraisal segment, and $121,860 in the Principal Investments – United Online and magicJack segment.

Intangible assets consisted of the following:

		As of September 30, 2019			As of December 31, 2018
		Gross			Gross
		Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Useful Life	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Customer relationships	4 to 16 Years	$90,330	$24,217	$66,113	$92,330	$16,608	$75,722
Domain names	7 Years	233	108	125	237	85	152
Advertising relationships	8 Years	100	41	59	100	31	69
Internally developed software and other intangibles	0.5 to 5 Years	11,765	4,230	7,535	11,773	2,436	9,337
Trademarks	7 to 10 Years	4,600	1,184	3,416	4,600	762	3,838
Total		107,028	29,780	77,248	109,040	19,922	89,118

Non-amortizable assets:
Tradenames		2,240	—	2,240	2,240	—	2,240
Total intangible assets		$109,268	$29,780	$79,488	$111,280	$19,922	$91,358

Amortization expense was $3,310 and $2,093 for the three months ended September 30, 2019 and 2018, respectively, and $10,031 and $6,399 for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, estimated future amortization expense is $3,309, $12,856, $12,473, $12,453, and $12,209 for the years ended December 31, 2019 (remaining three months), 2020, 2021, 2022 and 2023, respectively. The estimated future amortization expense after December 31, 2023 is $23,948.

NOTE 8— LEASING ARRANGEMENTS

The Company’s operating lease assets primarily represent the lease of office space where the Company conducts its operations with the weighted average lease term of 8.0 years. The operating leases have lease terms ranging from one month to twelve years. The weighted average discount rate used to calculate the present value of lease payments was 5.58% at September 30, 2019. For the three and nine months ended September 30, 2019, total operating lease expense was $3,337 and $9,632, respectively. Of the $3,337 and $9,632 operating lease expense for the three and nine months ended September 30, 2019, respectively, $337 and $915 were attributable to variable lease expenses. Operating lease expense is included in selling, general and administrative expenses in the condensed consolidated statements of income.

For the nine months ended September 30, 2019, cash payments against operating lease liabilities totaled $9,580 and non-cash transactions totaled $2,801 to recognize operating lease right-of-use assets and operating lease liabilities. Cash flows from operating leases are classified as net cash flows from operating activities in the accompanying condensed consolidated statements of cash flows.

As of September 30, 2019, maturities of operating lease liabilities were as follows:

Operating
Leases
Year ending December 31:
2019 (remaining three months)	$3,357
2020	12,580
2021	10,699
2022	9,823
2023	9,127
Thereafter	33,478
Total lease payments	79,064
Less: imputed interest	(15,247)
Total operating lease liability	$63,817

At September 30, 2019, the Company did not have any significant leases executed but not yet commenced.

NOTE 9— ASSET BASED CREDIT FACILITY

On April 21, 2017, the Company amended its credit agreement (as amended, the “Credit Agreement”) governing its asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) to increase the maximum borrowing limit from $100,000 to $200,000. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. The Credit Agreement continues to allow for borrowings under the separate credit agreement (a “UK Credit Agreement”) which was dated March 19, 2015 with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom. Such facility allows the Company to borrow up to 50 million British Pounds. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $200,000 credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The Company paid Wells Fargo Bank a closing fee in the amount of $500 in connection with the April 2017 amendment to the Credit Agreement. The interest rate for each revolving credit advance under the Credit Agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. Interest expense totaled $240 and $809 for the three months ended September 30, 2019 and 2018, respectively, and $826 and $4,138 for the nine months ended September 30, 2019 and 2018, respectively. There was no outstanding balance on this credit facility at September 30, 2019 and December 31, 2018. At September 30, 2019, there were no open letters of credit outstanding.

We are in compliance with all financial covenants in the asset based credit facility at September 30, 2019.

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

Under the BRPAC Credit Agreement, the Company borrowed $80,000 due December 19, 2023. Pursuant to the terms of the BRPAC Credit Agreement, the Company may request additional optional term loans in an aggregate principal amount of up to $10,000 at any time prior to the first anniversary of the agreement date (the “Option Loan”) with a final maturity date of December 19, 2023. On February 1, 2019, the Credit Parties, the Closing Date Lenders, the Agent and City National Bank, as a new lender (the “New Lender”), entered into the First Amendment to the Credit Agreement and Joinder (the “First Amendment”) pursuant to which, among other things, (i) New Lender became a party to the BRPAC Credit Agreement, (ii) the New Lender extended to Borrowers the Option Loan in the amount of $10,000, (iii) the aggregate outstanding principal amount of the term loans was increased from $80,000 to $90,000; and (iv) the amortization schedule under the BRPAC was amended as set forth in the First Amendment. Additionally, in connection with the Option Loan, the Borrowers executed a term note in favor of New Lender dated February 1, 2019 in the amount of $10,000. Borrowings under the BRPAC Credit Agreement bear interest at a rate equal to (a) the LIBOR rate for Eurodollar loans, plus (b) the applicable margin rate, which ranges from two and one-half percent (2.5%) to three percent (3.0%) per annum, based upon the Borrowers’ ratio of consolidated funded indebtedness to adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) for the preceding four fiscal quarters or other applicable period. At September 30, 2019 interest rate on the BRPAC Credit Agreement was at 5.05%. Interest payments are to be made each one, three or nine months. Amounts outstanding under the BRPAC Credit Agreement are due in quarterly installments commencing on March 31, 2019 with any remaining amounts outstanding due at maturity. For the $80,000 loan, quarterly installments from September 30, 2019 to December 31, 2022 are in the amount of $4,244 per quarter and from March 31, 2023 to December 31, 2023 are $2,122 per quarter. For the $10,000 loan, quarterly installments from September 30, 2019 to December 31, 2022 are $566 per quarter and from March 31, 2023 to December 31, 2023 are $265 per quarter. As of September 30, 2019 and December 31, 2018, the outstanding balance on the term loan was $71,393 (net of unamortized debt issuance costs of $683) and $79,166 (net of unamortized debt issuance costs of $834), respectively. Interest expense on the term loan during the three and nine months ended September 30, 2019 was $1,118 (including amortization of deferred debt issuance costs of $87) and $3,653 (including amortization of deferred debt issuance costs of $268), respectively.

We are in compliance with all financial covenants in the BRPAC Credit Agreement at September 30, 2019.

NOTE 11—NOTES PAYABLE

Senior Notes Payable

Senior notes payable, net, is comprised of the following as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
7.50% Senior notes due October 31, 2021	$52,154	$46,407
7.50% Senior notes due May 31, 2027	110,028	108,792
7.25% Senior notes due December 31, 2027	112,429	100,441
7.375% Senior notes due May 31, 2023	116,800	111,528
6.875% Senior notes due September 30, 2023	105,254	100,050
6.75% Senior notes due May 31, 2024	100,050	—
6.50% Senior notes due September 30, 2026	115,000	—
	711,715	467,218
Less: Unamortized debt issuance costs	(10,437)	(7,464)
	$701,278	$459,754

During the nine months ended September 30, 2019, the Company issued $29,447 of senior notes due with maturities dates ranging from October 2021 to December 2027 pursuant to At the Market Issuance Sales Agreements with B. Riley FBR, Inc. which governs the program of at-the-market sales of the Company’s senior notes. A series of prospectus supplements were filed by the Company with the SEC which allowed the Company to sell these senior notes.

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

On September 23, 2019, the Company issued $115,000 senior notes due in September 2026 (“6.50% 2026 Notes”) pursuant to the prospectus supplement dated September 18, 2019. Interest on the 6.50% 2026 Notes is payable quarterly at 6.50%. The 6.50% 2026 Notes are unsecured and due and payable in full on September 30, 2026. In connection with the issuance of the 6.50% 2026 Notes, the Company received net proceeds of $112,673 (after underwriting commissions, fees and other issuance costs of $2,327).

At September 30, 2019 and December 31, 2018, the total senior notes outstanding was $701,278 (net of unamortized debt issue costs of $10,437) and $459,754 (net of unamortized debt issue costs of $7,464) with a weighted average interest rate of 7.08% and 7.28%, respectively. Interest on senior notes is payable on a quarterly basis.  Interest expense on senior notes totaled $11,255 and $7,248 for the three months ended September 30, 2019 and 2018, respectively, and $30,181 and $16,628 for the nine months ended September 30, 2019 and 2018, respectively.

Sales Agreement Prospectus to Issue Up to $100,000 of Senior Notes and Common Stock

On September 23, 2019, the Company entered into a new At Market Issuance Sales Agreement (the “September 2019 Sales Agreement”) with B. Riley FBR, Inc. governing a program of at-the-market sales of certain of the Company’s senior notes and common stock. The most recent sales agreement prospectus was filed by the Company with the SEC on September 23, 2019 and became effective on September 30, 2019 (the “Sales Agreement Prospectus”). The Sales Agreement Prospectus allows the Company to sell up to $100,000 of certain of the Company’s senior notes and common stock, pursuant to an effective Registration Statement on Form S-3. As of September 30, 2019, the Company had $100,000 remaining availability under the September 2019 Sales Agreement.

NOTE 12—REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from contracts with customers by reportable segment for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30, 2019
	Reportable Segment
	Capital Markets	Auction and Liquidation	Valuation and Appraisal	Principal Investments - United Online and magicJack	Total

Corporate finance, consulting and investment banking fees	$37,827	$—	$—	$—	$37,827
Wealth and asset management fees	18,984	—	—	—	18,984
Commissions, fees and reimbursed expenses	9,077	4,151	10,818	—	24,046
Subscription services	—	—	—	19,425	19,425
Service contract revenues	—	7,081	—	—	7,081
Advertising and other	—	54	—	4,438	4,492
Total revenues from contracts with customers	65,888	11,286	10,818	23,863	111,855

Interest income - Loans and securities lending	25,766	—	—	—	25,766
Trading gain on investments	37,236	—	—	—	37,236
Other	5,206	—	—	—	5,206
Total revenues	$134,096	$11,286	$10,818	$23,863	$180,063

	Three Months Ended September 30, 2018
	Reportable Segment
	Capital Markets	Auction and Liquidation	Valuation and Appraisal	Principal Investments - United Online and magicJack	Total

Corporate finance, consulting and investment banking fees	$35,902	$—	$—	$—	$35,902
Wealth and asset management fees	19,171	—	—	—	19,171
Commissions, fees and reimbursed expenses	10,533	2,399	9,404	—	22,336
Subscription services	—	—	—	9,151	9,151
Service contract revenues	—	108	—	—	108
Advertising and other	—	—	—	2,276	2,276
Total revenues from contracts with customers	65,606	2,507	9,404	11,427	88,944

Interest income - Loans and securities lending	9,785	—	—	—	9,785
Trading gain on investments	(3,462)	—	—	—	(3,462)
Other	4,414	—	—	—	4,414
Total revenues	$76,343	$2,507	$9,404	$11,427	$99,681

	Nine Months Ended September 30, 2019
	Reportable Segment
	Capital Markets	Auction and Liquidation	Valuation and Appraisal	Principal Investments - United Online and magicJack	Total
Revenue from contracts with customers:
Corporate finance, consulting and investment banking fees	$95,260	—	—	—	$95,260
Wealth and asset management fees	55,028	—	—	—	55,028
Commissions, fees and reimbursed expenses	30,350	39,250	29,143	—	98,743
Subscription services	—	—	—	62,894	62,894
Service contract revenues	—	26,431	—	—	26,431
Advertising and other	—	1,230	—	14,282	15,512
Total revenues from contracts with customers	180,638	66,911	29,143	77,176	353,868

Interest income - Loans and securities lending	54,147	—	—	—	54,147
Trading gain on investments	64,372	—	—	—	64,372
Other	14,488	—	—	—	14,488
Total revenues	$313,645	$66,911	$29,143	$77,176	$486,875

	Nine Months Ended September 30, 2018
	Reportable Segment
	Capital Markets	Auction and Liquidation	Valuation and Appraisal	Principal Investments - United Online and magicJack	Total
Revenue from contracts with customers:
Corporate finance, consulting and investment banking fees	$84,927	—	—	—	$84,927
Wealth and asset management fees	56,928	—	—	—	56,928
Commissions, fees and reimbursed expenses	31,546	33,212	27,383	—	92,141
Subscription services	—	—	—	27,335	27,335
Service contract revenues	—	11,648	—	—	11,648
Advertising and other	—		—	6,925	6,925
Total revenues from contracts with customers	173,401	44,860	27,383	34,260	279,904

Interest income - Loans and securities lending	25,406	—	—	—	25,406
Trading gain on investments	1,449	—	—	—	1,449
Other	14,201	—	—	—	14,201
Total revenues	$214,457	$44,860	$27,383	$34,260	$320,960

Contract Balances

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. Receivables related to revenues from contracts with customers totaled $47,419 and $42,123 at September 30, 2019 and December 31, 2018, respectively. The Company had no significant impairments related to these receivables during the three and nine months ended September 30, 2019. The Company’s deferred revenue primarily relates to retainer and milestone fees received from corporate finance and investment banking advisory engagements, asset management agreements, Valuation and Appraisal engagements and subscription services where the performance obligation has not yet been satisfied. Deferred revenue at September 30, 2019 and December 31, 2018 was $68,385 and $69,066, respectively. During the three and nine months ended September 30, 2019, the Company recognized revenue of $9,166 and $34,331 that was recorded as deferred revenue at the beginning of the respective year. During the three and nine months ended September 30, 2018, the Company recognized revenue of $5,423 and $9,889 respectively, that was recorded as deferred revenue at the beginning of the year.

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

The capitalized costs to fulfill a contract were $1,900 and $2,920 at September 30, 2019 and December 31, 2018, respectively, and are recorded in prepaid expenses and other assets in the condensed consolidated balance sheets. For the three and nine months ended September 30, 2019, the Company recognized expenses of $246 and $1,277 related to capitalized costs to fulfill a contract, respectively. For the three and nine months ended September 30, 2018, the Company recognized expenses of $0 and $602, related to capitalized costs to fulfill a contract, respectively. There were no significant impairment charges recognized in relation to these capitalized costs during the nine months ended September 30, 2019 and 2018.

Remaining Performance Obligations and Revenue Recognized from Past Performance

The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at September 30, 2019. Corporate finance and investment banking fees and retail liquidation engagement fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at September 30, 2019.

NOTE 13— INCOME TAXES

The Company’s effective income tax rate was a provision of 29.4% and 24.9% for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, the Company had federal net operating loss carryforwards of $60,637 and state net operating loss carryforwards of $61,930. The Company’s federal net operating loss carryforwards will expire in the tax years commencing in December 31, 2029 through December 31, 2034. The state net operating loss carryforwards will expire in the tax years commencing in December 31, 2029.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss, capital loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company’s net operating losses are subject to annual limitations in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of September 30, 2019, the Company believes that the existing net operating loss carryforwards will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided a valuation allowance. The Company does not believe that it is more likely than not that the Company will be able to utilize the benefits related to capital loss carryforwards and has provided a valuation allowance in the amount of $61,127 against these deferred tax assets.

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

NOTE 14— EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Basic common shares outstanding exclude 387,365 common shares in 2019 and 453,365 common shares in 2018 that are held in escrow and subject to forfeiture. The common shares held in escrow includes 387,365 common shares that are subject to forfeiture to indemnify the Company for certain representations and warranties in connection with the acquisition of Wunderlich, and in 2018 excluded 66,000 common shares held in escrow issued to the former members of Great American Group, LLC that were subject to forfeiture upon the final settlement of claims for goods held for sale in connection with the transaction with Alternative Asset Management Acquisition Corp. in 2009. In August 2018, the shares held in escrow issued to the former members of Great American Group, LLC were released and 21,233 of the 66,000 shares held in escrow were cancelled to satisfy the resolution of escrow claims. The shares that remain in escrow are subject to forfeiture upon the final settlement of claims as more fully described in the related escrow instructions. Dilutive common shares outstanding includes contingently issuable shares that are currently in escrow and subject to release if the conditions for the final settlement of claims in accordance with the escrow instructions were satisfied at the end of the respective years. Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net income per share were 1,369,674 and 1,925,872 for the three months ended September 30, 2019 and 2018, respectively, and 1,474,104 and 1,838,492 for the nine months ended September 30, 2019 and 2018, respectively, because to do so would have been anti-dilutive.

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income attributable to B. Riley Financial, Inc.	$34,302	$2,814	$64,482	$24,314

Weighted average shares outstanding:
Basic	26,556,223	25,968,997	26,351,839	25,856,339
Effect of dilutive potential common shares:
Restricted stock units and warrants	1,613,993	705,557	836,791	740,087
Contingently issuable shares	63,207	179,707	63,207	179,707
Diluted	28,233,423	26,854,261	27,251,837	26,776,133

Basic income per share	$1.29	$0.11	$2.45	$0.94
Diluted income per share	$1.21	$0.10	$2.37	$0.91

NOTE 15 — COMMITMENTS AND CONTINGENCIES

(a) Letters of Credit

At September 30, 2019, there were letters of credit outstanding totaling $471 related to the Principal Investments — United Online and magicJack segment.

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

On August 11, 2017, a putative class action lawsuit titled Freedman v. magicJack VocalTec Ltd. et al., Case 9-17-cv-80940, was filed against magicJack and its Board of Directors in the United States District Court for the Southern District of Florida (Case No: 9:17-cv-80940-RLR). On September 30, 2019, the court determined that oral arguments will be required for this matter. The Company cannot estimate the amount of potential liability, if any, that could arise from this matter.

In June 2018, Galilee Acquisition LLC f/k/a Sutton View Acquisition LLC (“GAL”) filed a complaint, served the following month, (case No.:50-2018-CA-007976-XXXX-MB) in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against magicJack VocalTec Ltd. alleging a claim for negligent misrepresentation. On April 4, 2019, the plaintiff’s counsel advised the court that it intended to file an amended complaint, and the court gave the plaintiff 30 days from that date to file such amended complaint. However, the plaintiff failed to file the amended complaint within the Court appointed time and has filed a request for an extension of time to file the amended complaint which the court is likely to grant. A case management conference was held in July 2019 in which the plaintiff submitted the proposed amended complaint. In August 2019, the plaintiff’s counsel filed a motion with the court seeking to withdraw from the case for “irreconcilable differences” with the plaintiff. On October 29, 2019, the Court dismissed the case with prejudice.

On January 5, 2017, complaints filed in November 2015 and May 2016 naming MLV & Co. (“MLV”), a broker-dealer subsidiary of FBR, as a defendant in putative class action lawsuits alleging claims under the Securities Act, in connection with the offerings of Miller Energy Resources, Inc. (“Miller”) have been consolidated. The Master Consolidated Complaint, styled Gaynor v. Miller et al., is pending in the United States District Court for the Eastern District of Tennessee, and, like its predecessor complaints, continues to allege claims under Sections 11 and 12 of the Securities Act against nine underwriters for alleged material misrepresentations and omissions in the registration statement and prospectuses issued in connection with six offerings (February 13, 2013; May 8, 2013; June 28, 2013; September 26, 2013; October 17, 2013 (as to MLV only) and August 21, 2014) with an alleged aggregate offering price of approximately $151,000. Court ordered mediation before a federal magistrate took place on August 6, 2019, with no resolution.

In February 2017, certain former employees filed an arbitration claim with FINRA against WSI alleging misrepresentations in the recruitment of claimants to join WSI. Claimants also allege that WSI failed to support their mortgage trading business resulting in the loss of opportunities during their employment with WSI. Claimants are seeking $10,000 million in damages. WSI has counterclaimed alleging that claimants misrepresented their process for doing business, particularly their capital needs, resulting in substantial losses to WSI. Arbitration hearings were held in April 2019 and all claims were dismissed as of August 15, 2019.

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

In a letter dated April 23, 2018, magicJack received notice that the Internal Revenue Service (the “IRS”) has selected magicJack’s 2015 United States income tax return for examination. magicJack had an initial meeting with the IRS in June 2018 and has supplied responses for all of the IRS’s document requests to date. In February 2019, the IRS auditor requested that the Company extend the period to assess tax, as the audit had been delayed due to IRS staffing issues. The Company agreed to the request. On April 4, 2019, the company received an email from the IRS auditor stating that the audit will be closed with no adjustments. However, to date, the auditor has not closed the audit nor has the auditor requested any additional information. magicJack believes that the positions taken in its 2015 return are reasonable and appropriate, however, magicJack cannot be sure of the ultimate outcome of the examination and cannot estimate the likelihood of liability or the amount of potential assessments, if any, that could arise from the examination.

Historically, magicJack considered the requirements to collect sales taxes under the auspices of a 1991 Supreme Court case, Quill Corp. v. North Dakota, which established the precedent that a physical presence in the respective state is required for an entity to be subject to a state’s sales and use tax requirements. Accordingly, magicJack had concluded that it did not have nexus for sales tax in those states in which it had no physical presence (i.e., it had no employees regularly and systematically there and it had no property there). On June 21, 2018, via South Dakota v. Wayfair, Inc. (No. 17-494) (“Wayfair”) the U.S. Supreme Court reversed its prior ruling and eliminated the “physical presence” requirement. In consideration of the ruling, magicJack made the decision to start collecting sales tax on direct sales of its magicJack device and access right renewals in states that have adopted similar “Economic Nexus” laws. magicJack began registering for, collecting and remitting sales tax to identified jurisdictions during the third quarter of 2018. The Company will continue to monitor the situation and add additional states if deemed necessary. Though the South Dakota law is to be applied prospectively, it is not certain if other states may try to enact laws on a retrospective basis based on the Wayfair ruling, and the Company cannot estimate the likelihood of liability or the potential amount of assessments that could arise from prior periods if other states tried to apply the ruling on a retrospective basis.

In a letter dated September 12, 2019, the Company received notice that the State of California has selected the Company’s 2016 and 2017 California corporate income tax returns for examination. Other than providing responses to a brief auditing scheduling information questionnaire that was attached to the notice of audit, the Company has not yet received any additional information document requests. The Company believes that the positions taken in its 2016 and 2017 California corporate income tax returns are reasonable and appropriate, however, the Company cannot be sure of the ultimate outcome of the examination and cannot estimate the likelihood of liability or the amount of potential assessments, if any, that could arise from the examination.

NOTE 16— SHARE-BASED PAYMENTS

(a) Amended and Restated 2009 Stock Incentive Plan

Share- based compensation expense for restricted stock units under the Company’s Amended and Restated 2009 Stock Incentive Plan (the “Plan”) was $3,604 and $1,714 for the three months ended September 30, 2019 and 2018, respectively, and $7,165 and $4,085 for the nine months ended September 30, 2019 and 2018, respectively.  Of the 1,857,328 restricted stock units granted during the nine months ended September 30, 2019, 407,328 restricted stock units were granted to executives and employees with a grant date fair value of $7,870 and 1,450,000 performance based restricted stock units granted to certain executives and managers with a grant date fair value of $10,904.

The restricted stock units generally vest over a period of one to three years based on continued service. Performance based restricted stock units generally vest based on both the employee’s continued service and the Company’s common stock price, as defined in the grant, achieving a set threshold during the three-year period following the grant.  In determining the fair value of restricted stock units on the grant date, the fair value is adjusted for (a) estimated forfeitures, (b) expected dividends based on historical patterns and the Company’s anticipated dividend payments over the expected holding period and (c) the risk-free interest rate based on U.S. Treasuries for a maturity matching the expected holding period.

As of September 30, 2019, the expected remaining unrecognized share-based compensation expense of $22,256 will be expensed over a weighted average period of 1.7 years.

A summary of equity incentive award activity for the nine months ended September 30, 2019 was as follows:

		Weighted
		Average
	Shares	Fair Value
Nonvested at January 1, 2019	896,817	$16.94
Granted	1,857,328	10.11
Vested	(474,362)	15.04
Forfeited	(9,384)	18.92
Nonvested at September 30, 2019	2,270,399	$11.77

The total fair value of shares vested during the nine months ended September 30, 2019 was $7,136.

(b) Amended and Restated FBR & Co. 2006 Long-Term Stock Incentive Plan

In connection with the acquisition of FBR & Co. on June 1, 2017, the equity awards previously granted or available for issuance under the FBR & Co. 2006 Long-Term Stock Incentive Plan (the “FBR Stock Plan”) may be issued under the Plan. During the three months ended September 30, 2019, the Company granted restricted stock units representing 513 shares of common stock with a total grant date fair value of $10 under the FBR Stock Plan. The share-based compensation expense in connection with the FBR Stock Plan restricted stock awards was $1,056 and $1,321 during the three months ended September 30, 2019 and 2018, respectively and $2,848 and $4,509 during the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the expected remaining unrecognized share-based compensation expense of $6,101 will be expensed over a weighted average period of 1.8 years.

A summary of equity incentive award activity for the three months ended September 30, 2019 was as follows:

		Weighted
		Average
	Shares	Fair Value
Nonvested at January 1, 2019	689,430	$17.64
Granted	130,509	19.14
Vested	(210,978)	17.59
Forfeited	(110,801)	16.49
Nonvested at September 30, 2019	498,160	$18.31

The per-share weighted average grant-date fair value of restricted stock units was $19.14 during the nine months ended September 30, 2019. There were 210,978 restricted stock units with a fair value of $3,711 that vested during the nine months ended September 30, 2019 under the FBR Stock Plan.

NOTE 17— NET CAPITAL REQUIREMENTS

B. Riley FBR, MLV and B. Riley Wealth Management (“BRWM”), the Company’s broker-dealer subsidiaries, are registered with the SEC as broker-dealers and are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company’s broker-dealer subsidiaries are subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the subsidiaries to maintain minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of September 30, 2019, B. Riley FBR had net capital of $133,682, which was $131,780 in excess of its required net capital of $1,902; MLV had net capital of $679, which was $579 in excess of its required net capital of $100; and BRWM had net capital of $5,914, which was $5,447 in excess of its required net capital of $467.

NOTE 18— RELATED PARTY TRANSACTIONS

At September 30, 2019, amounts due from related parties of $6,689 includes $161 from GACP I, L.P. (“GACP I”) and $1,210 from GACP II, L.P. (“GACP II”) for management fees and other operating expenses, $13 due from B. Riley Principal Merger Corp, a company that consummated its initial public offering on April 11, 2019, and our wholly owned subsidiary, B. Riley Principal Sponsor Co. LLC, is the Sponsor, and $5,304 due from John Ahn, President of Great American Partners, LLC, our indirect wholly owned subsidiary (“GACP”), pursuant to a Secured Line of Promissory Note connected with a Transfer Agreement as further discussed below. At September 30, 2019, amounts due to related parties includes $1,358 due from CA Global Partners (“CA Global”) for operating expenses related to wholesale and industrial liquidation engagements managed by CA Global on behalf of GA Global Ptrs, and is included in due to related parties and partners on the accompanying condensed balance sheets. At September 30, 2019, the Company had sold loan participations to B. Riley Partners Opportunity Fund, a private equity fund managed by one of our subsidiaries, in the amount of $13,066, and recorded interest expense of $429 during the nine months ended September 30, 2019 related to B. Riley Partners Opportunity Fund’s loan participations.  Our executive officer’s and board of directors have a 58.5% financial interest, which includes a financial interest of Bryant Riley, our Co-Chief Executive Officer, of 50.7% in the B. Riley Partners Opportunity Fund at September 30, 2019.   At December 31, 2018, amounts due from related parties of $1,729 include $194 from GACP I, $724 from GACP II, and $812 from CA Global for management fees, incentive fees and other operating expenses.

On April 1, 2019, the Company entered into a Transfer Agreement (the “Transfer Agreement”) with GACP II, a fund managed by GACP, and John Ahn, the President of GACP. The Transfer Agreement provides for among other things, the transfer to Mr. J. Ahn 55.56% of the Company’s limited partnership interest in GACP II (the “Transferred Interest”), which represents a capital commitment in the aggregate amount of $5,000. In connection with the Transfer Agreement, the Company provided Mr. J. Ahn with a non-recourse, secured line of credit in an aggregate amount of up to $5,003 pursuant to the terms of a Secured Line of Credit Promissory Note (the “Note”) dated April 1, 2019, to fund the purchase price of the Transferred Interest. We also entered into a Security Agreement with Mr. J. Ahn on April 1, 2019, which granted to the Company a security interest in the Transferred Interest to secure Mr. J. Ahn’s obligations under the Note. The Note is subject to an interest rate per annum of 7.00%. As of September 30, 2019, the principal and accrued interest on the Note were $5,167 (amount transferred as of September 30, 2019) and $137, respectively. For the period from April 1, 2019 (inception) to September 30, 2019 interest earned on the note was $137.

NOTE 19— BUSINESS SEGMENTS

The Company’s business is classified into the Capital Markets segment, Auction and Liquidation segment, Valuation and Appraisal segment and Principal Investments — United Online and magicJack segment. These reportable segments are all distinct businesses, each with a different marketing strategy and management structure.

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Capital Markets segment:
Revenues - Services and fees	$108,330	66,558	259,498	189,051
Interest income - Loans and securities lending	25,766	9,785	54,147	25,406
Total revenues	134,096	76,343	313,645	214,457
Selling, general and administrative expenses	(70,140)	(57,207)	(196,570)	(168,559)
Restructuring (charge) recovery	—	(428)	4	(2,457)
Interest expense - Securities lending and loan participations sold	(10,273)	(6,425)	(22,579)	(16,317)
Depreciation and amortization	(1,281)	(1,309)	(3,844)	(4,428)
Segment income	52,402	10,974	90,656	22,696
Auction and Liquidation segment:
Revenues - Services and fees	11,232	2,459	65,681	44,812
Revenues - Sale of goods	54	48	1,230	48
Total revenues	11,286	2,507	66,911	44,860
Direct cost of services	(2,371)	(838)	(21,584)	(12,263)
Cost of goods sold	(126)	(24)	(992)	(41)
Selling, general and administrative expenses	(2,835)	(1,289)	(9,045)	(7,787)
Depreciation and amortization	(1)	(7)	(5)	(23)
Segment income	5,953	349	35,285	24,746
Valuation and Appraisal segment:
Revenues - Services and fees	10,818	9,404	29,143	27,383
Direct cost of services	(4,505)	(4,067)	(13,495)	(12,388)
Selling, general and administrative expenses	(2,826)	(2,379)	(7,997)	(7,138)
Depreciation and amortization	(36)	(56)	(100)	(159)
Segment income	3,451	2,902	7,551	7,698
Principal Investments - United Online and magicJack segment:
Revenues - Services and fees	22,999	11,403	74,383	34,170
Revenues - Sale of goods	864	24	2,793	90
Total revenues	23,863	11,427	77,176	34,260
Direct cost of services	(5,565)	(3,251)	(20,131)	(9,082)
Cost of goods sold	(785)	(28)	(2,843)	(101)
Selling, general and administrative expenses	(5,895)	(2,348)	(18,410)	(6,321)
Depreciation and amortization	(2,956)	(1,682)	(9,719)	(5,040)
Restructuring charge	—	—	(1,703)	—
Segment income	8,662	4,118	24,370	13,716
Consolidated operating income from reportable segments	70,468	18,343	157,862	68,856

Corporate and other expenses (including restructuring recovery of $210 during the nine months ended September 30, 2018)	(10,617)	(5,505)	(28,778)	(16,938)
Interest income	361	442	1,329	736
Income (loss) on equity investments	1,113	828	(4,049)	5,049
Interest expense	(12,772)	(9,340)	(35,130)	(23,926)
Income before income taxes	48,553	4,768	91,234	33,777
Provision for income taxes	(14,409)	(2,046)	(26,802)	(8,412)
Net income	34,144	2,722	64,432	25,365
Net income attributable to noncontrolling interests	(158)	(92)	(50)	1,051
Net income attributable to B. Riley Financial, Inc.	$34,302	$2,814	$64,482	$24,314

The following table presents revenues by geographical area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Revenues - Services and fees:
North America	$153,379	$89,818	$428,629	$294,148
Australia	—	—	15	—
Europe	—	6	61	1,268
Total Revenues - Services and fees	$153,379	$89,824	$428,705	$295,416

Revenues - Sale of goods
North America	$918	$72	$4,023	$138

Revenues - Interest income - Loans and securities lending:
North America	$25,766	$9,785	$54,147	$25,406

Total Revenues:
North America	$180,063	$99,675	$486,799	$319,692
Australia	—	—	15	—
Europe	—	6	61	1,268
Total Revenues	$180,063	$99,681	$486,875	$320,960

The following table presents long-lived assets, which consists of property and equipment and other assets, by geographical area:

	As of	As of
	September 30,	December 31,
	2019	2018
Property and equipment, net:
North America	$13,171	$15,489
Europe	—	34
Total	$13,171	$15,523

Segment assets are not reported to, or used by, the Company’s Chief Operating Decision Maker to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.

NOTE 20— SUBSEQUENT EVENTS

Membership Interest Purchase Agreement with BR Brand Acquisition LLC

On October 11, 2019, the Company and B. Riley Brand Management LLC, an indirect wholly-owned subsidiary of the Company (the “B. Riley Member”), entered into a Membership Interest Purchase Agreement (the “MIPA”) with BR Brand Acquisition LLC (the “BR Brand Member”) and BR Brand Holdings LLC (the “Operating Company,” and, together with the B. Riley Member, the BR Brand Member and the Company, the “Parties”), pursuant to which the B. Riley Member agreed to acquire a majority of the equity interest in the Operating Company. The closing of the transactions contemplated by the MIPA (the “Closing”) occurred on October 28, 2019.

On October 28, 2019, the B. Riley Member completed the Closing of a majority of the equity interest in the Operating Company pursuant to the terms of the MIPA in exchange for (i) aggregate consideration of approximately $116,500 in cash, $78,250 of which was paid at the Closing, and the remainder of which will be paid on or before November 4, 2019, and (ii) the issuance by the Company to Bluestar Alliance LLC (“Bluestar”), an affiliate of the BR Brand Member, of a warrant to purchase up to 200,000 shares of the Company’s Common Stock, par value $0.0001 per share, at an exercise price per share equal to $26.24. One-third of the shares of common stock issuable under the Warrant will immediately vest and become exercisable upon its issuance at the Closing, and the remaining two-thirds of such shares of common stock will vest and become exercisable following the first and/or second anniversaries of the Closing, subject to the Operating Company’s (or another related joint venture with Bluestar) satisfaction of specified financial performance targets.

In connection with the Closing, (i) the BR Brand Member has caused the transfer of certain trademarks, domain names, license agreements and related assets from existing brand owners to the Operating Company and (ii) the Company, Bluestar and certain of their affiliates (including the B. Riley Member and the BR Brand Member) entered into an amended and restated operating agreement for the Operating Company and certain other commercial agreements.

Each of the B. Riley Member and the BR Brand Member is subject to certain post-Closing obligations to indemnify the Operating Company for breaches of representations or warranties or covenants in the MIPA, for certain tax liabilities, and, with respect to the BR Brand Member only, certain pre-closing liabilities. The Company is guaranteeing the performance by the B. Riley Member of its obligations under the MIPA to make the Closing Payment and to make any payments in respect of its indemnification obligations.

Preferred Stock Offering

On October 7, 2019, the Company closed its underwritten public offering of depositary shares (the “Depositary Shares”), each representing 1/1000th of a share of 6.875% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”). The liquidation preference of each share of Series A Preferred Stock is $25,000 ($25.00 per Depositary Share). At the closing, the Company issued 2,000 shares of Series A Preferred Stock represented by 2,000,000 Depositary Shares issued. The offering was conducted pursuant to an underwriting agreement (the “Underwriting Agreement”), dated October 2, 2019, by and among the Company and B. Riley FBR, Inc., as representative of the several underwriters named therein (the “Underwriters”). The Company also granted the underwriters an option to purchase up to 300,000 additional Depositary Shares during the 30 days following the date of the Underwriting Agreement. On October 11, 2019, the Company completed the sale of an additional 300,000 Depositary Shares (the “Option Shares”), pursuant to the Underwriters’ full exercise of their over-allotment option to purchase additional Depositary Shares. The offering of the 2,300,000 Depository Shares generated $57,500 of gross proceeds. The Depositary Shares were offered pursuant to the Company’s shelf registration statement on Form S-3 initially filed with the Securities and Exchange Commission on September 23, 2019 and declared effective on September 30, 2019.

On October 4, 2019, the Company filed a Certificate of Designation (“Certificate of Designation”) for the Series A Preferred Stock with the Secretary of State of the State of Delaware, which became effective upon acceptance for record. The Certificate of Designation classified a total of 10,000 shares of the Company’s authorized shares of preferred stock, $0.0001 par value per share, as Series A Preferred Stock.

As set forth in the Certificate of Designation, the Series A Preferred Stock ranks, as to dividend rights and rights upon the Company’s liquidation, dissolution or winding up: (i) senior to all classes or series of the Company’s common stock and to all other equity securities issued by the Company other than equity securities issued with terms specifically providing that those equity securities rank on a parity with the Series A Preferred Stock, (ii) junior to all equity securities issued by the Company with terms specifically providing that those equity securities rank senior to the Series A Preferred Stock with respect to payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up and (iii) effectively junior to all of the Company’s existing and future indebtedness (including indebtedness convertible into our common stock or preferred stock) and to the indebtedness and other liabilities of (as well as any preferred equity interests held by others in) the Company’s existing or future subsidiaries. Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $25,000 liquidation preference ($25.00 per depositary share) per year (equivalent to $1,718.75 or $1.71875 per depositary share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July and October, beginning on or about October 31, 2019. Generally, the Series A Preferred Stock is not redeemable by the Company prior to October 7, 2024. However, upon a change of control or delisting event, the Company will have the special option to redeem the Series A Preferred Stock.

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

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: volatility in our revenues and results of operations; changing conditions in the financial markets; our ability to generate sufficient revenues to achieve and maintain profitability; the short term nature of our engagements; the accuracy of our estimates and valuations of inventory or assets in “guarantee” based engagements; competition in the asset management business; potential losses related to our auction or liquidation engagements; our dependence on communications, information and other systems and third parties; potential losses related to purchase transactions in our auction and liquidations business; the potential loss of financial institution clients; potential losses from or illiquidity of our proprietary investments; changing economic and market conditions; potential liability and harm to our reputation if we were to provide an inaccurate appraisal or valuation; potential mark-downs in inventory in connection with purchase transactions; failure to successfully compete in any of our segments; loss of key personnel; our ability to borrow under our credit facilities or at-the-market offering as necessary; failure to comply with the terms of our credit agreements or senior notes; our ability to meet future capital requirements; our ability to realize the benefits of our completed acquisitions, including our ability to achieve anticipated opportunities and operating cost savings, and accretion to reported earnings estimated to result from completed and proposed acquisitions in the time frame expected by management or at all; the reaction to the magicJack VocalTec Ltd. (“magicJack”) acquisition of our and magicJack’s customers, employees and counterparties; and the diversion of management time on acquisition- related issues. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Recent Developments

Membership Interest Purchase Agreement with BR Brand Acquisition LLC

On October 11, 2019, the Company and B. Riley Brand Management LLC, an indirect wholly-owned subsidiary of the Company (the “B. Riley Member”), entered into a Membership Interest Purchase Agreement (the “MIPA”) with BR Brand Acquisition LLC (the “BR Brand Member”) and BR Brand Holdings LLC (the “Operating Company,” and, together with the B. Riley Member, the BR Brand Member and the Company, the “Parties”), pursuant to which the B. Riley Member agreed to acquire a majority of the equity interest in the Operating Company. The closing of the transactions contemplated by the MIPA (the “Closing”) occurred on October 28, 2019.

On October 28, 2019, the B. Riley Member completed the Closing of a majority of the equity interest in the Operating Company pursuant to the terms of the MIPA in exchange for (i) aggregate consideration of approximately $116,5 million in cash, $78.3 million of which was paid at the Closing, and the remainder of which will be paid on or before November 4, 2019, and (ii) the issuance by the Company to Bluestar Alliance LLC (“Bluestar”), an affiliate of the BR Brand Member, of a warrant to purchase up to 200,000 shares of the Company’s Common Stock, par value $0.0001 per share, at an exercise price per share equal to $26.24. One-third of the shares of common stock issuable under the Warrant will immediately vest and become exercisable upon its issuance at the Closing, and the remaining two-thirds of such shares of common stock will vest and become exercisable following the first and/or second anniversaries of the Closing, subject to the Operating Company’s (or another related joint venture with Bluestar) satisfaction of specified financial performance targets.

In connection with the Closing, (i) the BR Brand Member has caused the transfer of certain trademarks, domain names, license agreements and related assets from existing brand owners to the Operating Company and (ii) the Company, Bluestar and certain of their affiliates (including the B. Riley Member and the BR Brand Member) entered into an amended and restated operating agreement for the Operating Company and certain other commercial agreements.

Each of the B. Riley Member and the BR Brand Member is subject to certain post-Closing obligations to indemnify the Operating Company for breaches of representations or warranties or covenants in the MIPA, for certain tax liabilities, and, with respect to the BR Brand Member only, certain pre-closing liabilities. The Company is guaranteeing the performance by the B. Riley Member of its obligations under the MIPA to make the Closing Payment and to make any payments in respect of its indemnification obligations.

Preferred Stock Offering

On October 7, 2019, we closed our underwritten public offering of depositary shares (the “Depositary Shares”), each representing 1/1000th of a share of 6.875% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”). The liquidation preference of each share of Series A Preferred Stock is $25,000 ($25.00 per Depositary Share). At the closing, we issued 2,000 shares of Series A Preferred Stock represented by 2,000,000 Depositary Shares issued. The offering was conducted pursuant to an underwriting agreement (the “Underwriting Agreement”), dated October 2, 2019, by and among us and B. Riley FBR, Inc., as representative of the several underwriters named therein (the “Underwriters”). We also granted the underwriters an option to purchase up to 300,000 additional Depositary Shares during the 30 days following the date of the Underwriting Agreement. The Depositary Shares were offered pursuant to our shelf registration statement on Form S-3 (Registration No. 333-233907) initially filed with the SEC on September 23, 2019 and declared effective by the SEC on September 30, 2019.

On October 4, 2019, we filed a Certificate of Designation (“Certificate of Designation”) for the Series A Preferred Stock with the Secretary of State of the State of Delaware, which became effective upon acceptance for record. The Certificate of Designation classified a total of 10,000 shares of our authorized shares of preferred stock, $0.0001 par value per share, as Series A Preferred Stock.

As set forth in the Certificate of Designation, the Series A Preferred Stock ranks, as to dividend rights and rights upon our liquidation, dissolution or winding up: (i) senior to all classes or series of our common stock and to all other equity securities issued by us other than equity securities issued with terms specifically providing that those equity securities rank on a parity with the Series A Preferred Stock, (ii) junior to all equity securities issued by us with terms specifically providing that those equity securities rank senior to the Series A Preferred Stock with respect to payment of dividends and the distribution of assets upon our liquidation, dissolution or winding up and (iii) effectively junior to all of our existing and future indebtedness (including indebtedness convertible into our common stock or preferred stock) and to the indebtedness and other liabilities of (as well as any preferred equity interests held by others in) our existing or future subsidiaries. Holders of Series A Preferred Stock, when and as authorized by our board of directors, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $25,000 liquidation preference ($25.00 per depositary share) per year (equivalent to $1,718.75 or $1.71875 per depositary share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July and October, beginning on or about October 31, 2019. Generally, the Series A Preferred Stock is not redeemable by us prior to October 7, 2024. However, upon a change of control or delisting event, we will have the special option to redeem the Series A Preferred Stock.

Results of Operations

The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Condensed Consolidated Statements of Income

(Dollars in thousands)

	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018
	Amount	%	Amount	%
Revenues:
Services and fees	$153,379	85.2%	$89,824	90.1%
Interest income - Loans and securities lending	25,766	14.3%	9,785	9.8%
Sale of goods	918	0.5%	72	0.1%
Total revenues	180,063	100.0%	99,681	100.0%

Operating expenses:
Direct cost of services	12,441	6.9%	8,156	8.2%
Cost of goods sold	911	0.5%	52	0.1%
Selling, general and administrative expenses	96,587	53.6%	71,782	72.0%
Restructuring charge	—	0.0%	428	0.4%
Interest expense - Securities lending and loan participations sold	10,273	5.7%	6,425	6.4%
Total operating expenses	120,212	66.8%	86,843	87.1%
Operating income	59,851	33.2%	12,838	12.9%
Other income (expense):
Interest income	361	0.2%	442	0.4%
Income (loss) from equity investments	1,113	0.6%	828	0.8%
Interest expense	(12,772)	(7.1%)	(9,340)	(9.4%)
Income before income taxes	48,553	27.0%	4,768	4.8%
Provision for income taxes	(14,409)	(8.0%)	(2,046)	(2.1%)
Net income	34,144	19.0%	2,722	2.7%
Net income attributable to noncontrolling interests	(158)	(0.1%)	(92)	(0.1%)
Net income attributable to B. Riley Financial, Inc.	$34,302	19.0%	$2,814	2.8%

Revenues

The table below and the discussion that follows are based on how we analyze our business.

	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018		Change
	Amount	%	Amount	%	Amount	%
Revenues - Services and fees:
Capital Markets segment	$108,330	60.2%	$66,558	66.8%	$41,772	62.8%
Auction and Liquidation segment	11,232	6.2%	2,459	2.5%	8,773	356.8%
Valuation and Appraisal segment	10,818	6.0%	9,404	9.4%	1,414	15.0%
Principal Investments - United Online and magicJack segment	22,999	12.8%	11,403	11.4%	11,596	101.7%
Subtotal	153,379	85.2%	89,824	90.1%	63,555	70.8%

Revenues - Sale of goods:
Auction and Liquidation segment	54	0.0%	48	0.0%	6	n/m
Principal Investments - United Online and magicJack segment	864	0.5%	24	0.0%	840	n/m
Subtotal	918	0.5%	72	0.1%	846	n/m

Interest income - Loans and securities lending:
Capital Markets segment	25,766	14.3%	9,785	9.8%	15,981	163.3%
Total revenues	$180,063	100.0%	$99,681	100.0%	$80,382	80.6%

n/m - Not applicable or not meaningful.

Total revenues increased approximately $80.4 million to $180.1 million during the three months ended September 30, 2019 from $99.7 million during the three months ended September 30, 2018. The increase in revenues during the three months ended September 30, 2019 was primarily due to an increase in revenue from services and fees of $63.6 million, an increase in revenue from interest income — loans and securities lending of $16.0 million and increase in revenue from sale of goods of $0.8 million. The increase in revenue from services and fees of $63.6 million in 2019 was primarily due to an increase in revenue of $41.8 million in the Capital Markets segment, $8.8 million in the Auction and Liquidation segment, $1.4 million in the Valuation and Appraisal segment and $11.6 million in the Principal Investments — United Online and magicJack segment.

Revenues from services and fees in the Capital Markets segment increased approximately $41.7 million, to $108.3 million during the three months ended September 30, 2019 from $66.6 million during the three months ended September 30, 2018. The increase in revenues was primarily due to an increase in revenue of $42.7 million from trading gains, an increase in revenue of $4.2 million from consulting fees primarily as a result of the acquisition of GlassRatner on August 1, 2018, partially offset by a decrease in investment banking fees of $3.0 million and a decrease in commissions and other income of $2.2 million. The $42.7 million of trading gains includes realized and unrealized amounts earned on investments made in our proprietary trading account. Investments made in our proprietary trading account has increased from $273.6 million at December 31, 2018 to $326.6 million at September 30, 2019.

Revenues from services and fees in the Auction and Liquidation segment increased $8.7 million, to $11.2 million during the three months ended September 30, 2019 from $2.5 million during the three months ended September 30, 2018. The increase in revenues of $8.7 million was primarily due to an increase in revenues of $8.2 million from services and fees related to retail liquidation engagements and an increase in revenues of $0.5 million from services and fees in our wholesale and industrial auction division.

Revenues from services and fees in the Valuation and Appraisal segment increased $1.4 million, to $10.8 million during the three months ended September 30, 2019 from $9.4 million during the three months ended September 30, 2018. The increase in revenues in the Valuation and Appraisal segment is primarily due to an increase in revenues for appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors.

Revenues from services and fees in the Principal Investments - United Online and magicJack segment increased $11.6 million to $23.0 million during the three months ended September 30, 2019 from $11.4 million during the three months ended September 30, 2018. The increase in revenues from services and fees is a result of the acquisition of magicJack on November 14, 2018 included in the segment for the three months ended September 30, 2019 of $14.5 million, offset by a decrease in services and fees revenue from UOL of $2.9 million. Management expects revenues from UOL continue to decline year over year. The primary source of revenue included in this segment is subscription services revenue and some advertising and other revenues.

Interest income – loans and securities lending increased $16.0 million, to $25.8 million during the three months ended September 30, 2019 from $9.8 million during the three months ended September 30, 2018. Interest income from securities lending was $12.2 million and $9.0 million during the three months ended September 30, 2019 and 2018, respectively. Interest income from loans was $13.6 million and $0.8 million during the three months ended September 30, 2019 and 2018, respectively. The increase in interest income on loans was primarily due to the increase in lending activities in our Capital Markets segment which included an increase in loans receivable to $295.9 million at September 30, 2019 from $37.1 million at September 30, 2018.

Sale of Goods, Cost of Goods Sold and Gross Margin

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Auction and Liquidation Segment	Principal Investments - United Online and magicJack Segment	Total	Auction and Liquidation Segment	Principal Investments - United Online and magicJack Segment	Total
Revenues - Sale of Goods	$54	$864	$918	$48	$24	$72
Cost of goods sold	126	785	911	24	28	52
Gross margin on sale of goods	$(72)	$79	$7	$24	$(4)	$20

Gross margin percentage	(133.3%)	9.1%	0.8%	50.0%	(16.7%)	27.8%

Revenues from the sale of goods increased $0.8 million, to $0.9 million during the three months ended September 30, 2019 from $0.1 million during the three months ended September 30, 2018. The increase in revenues from sale of goods were primarily attributable $0.1 million of goods sold as part of our retail liquidation engagements and $0.9 million of sales of magicJack devices that are sold in connection with VoIP services and, to a lesser extent, sale of mobile broadband devices from UOL that are sold in connection with the mobile broadband services. Cost of goods sold for the three months ended September 30, 2019 was $0.9 million, resulting in a gross margin of 0.8%.

Operating Expenses

Direct Cost of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the three months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
	Auction and Liquidation Segment	Valuation and Appraisal Segment	Principal Investments - United Online and magicJack Segment	Total	Auction and Liquidation Segment	Valuation and Appraisal Segment	Principal Investments - United Online and magicJack Segment	Total
Revenues - Services and fees	$11,232	$10,818	$22,999		$2,459	$9,404	$11,403
Direct cost of services	2,371	4,505	5,565	$12,441	838	4,067	3,251	$8,156
Gross margin on services and fees	$8,861	$6,313	$17,434		$1,621	$5,337	$8,152

Gross margin percentage	78.9%	58.4%	75.8%		65.9%	56.8%	71.5%

Total direct costs increased $4.2 million, to $12.4 million during the three months ended September 30, 2019 from $8.2 million during the three months ended September 30, 2018. Direct costs of services increased by $1.5 million in the Auction and Liquidation segment, $2.3 million in the Principal Investments — United Online and magicJack segment and $0.4 million in the Valuation and Appraisal segment. The increase in direct costs in the Auction and Liquidation segment was primarily due to mix of engagement types performed during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The increase in direct costs in the Principal Investments — United Online and magicJack segment was primarily as a result of the acquisition of magicJack on November 14, 2018. The increase in direct costs of services in the Valuation and Appraisal segment was primarily due to an increase in payroll and related expenses in 2019 as compared to the same period in 2018.

Auction and Liquidation

Gross margin in the Auction and Liquidation segment for services and fees increased to 78.9% of revenues during the three months ended September 30, 2019, as compared to 65.9% of revenues during the three months ended September 30, 2018. The increase in margin in the Auction and Liquidation segment is due to the mix of engagement types between guarantee and commission and fees engagements performed during the three months ended September 30, 2019 as compared to the prior year period.

Valuation and Appraisal

Gross margins in the Valuation and Appraisal segment increased to 58.4% of revenues during the three months ended September 30, 2019 as compared to 56.8% of revenues during the three months ended September 30, 2018. The increase in gross margin in the Valuation and Appraisal segment is primarily due to a decrease in payroll and related expenses as a percentage of revenues.

Principal Investments — United Online and magicJack

Gross margins in the Principal Investments — United Online and magicJack segment increased to 75.8% of revenues during the three months ended September 30, 2019 as compared to 71.5% of revenues during the three months ended September 30, 2018. The increase in margin in the Principal Investments — United Online and magicJack segment is primarily due to the mix of revenues of services and fees and as a result of the acquisition of magicJack on November 14, 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended September 30, 2019 and 2018 were comprised of the following:

Selling, General and Administrative Expenses

	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$71,421	73.9%	$58,516	81.5%	$12,905	22.1%
Auction and Liquidation segment	2,836	2.9%	1,296	1.8%	1,540	118.8%
Valuation and Appraisal segment	2,862	3.0%	2,435	3.4%	427	17.5%
Principal Investments - United Online and magicJack segment	8,851	9.2%	4,030	5.6%	4,821	119.6%
Corporate and Other segment	10,617	11.0%	5,505	7.7%	5,112	92.9%
Total selling, general & administrative expenses	$96,587	100.0%	$71,782	100.0%	$24,805	34.6%

Total selling, general and administrative expenses increased approximately $24.8 million to $96.6 million during the three months ended September 30, 2019 from $71.8 million for the three months ended September 30, 2018. The increase of approximately $24.8 million in selling, general and administrative expenses was due to an increase of $12.9 million in the Capital Markets segment, an increase of $1.5 million in the Auction and Liquidation segment, an increase of $4.8 million in the Principal Investments — United Online and magicJack segment and an increase of $5.2 million in the Corporate and Other segment.

Capital Markets

Selling, general and administrative expenses in the Capital Markets segment increased by $12.9 million to $71.4 million during the three months ended September 30, 2019 from $58.5 million during the three months ended September 30, 2018. The increase was primarily due to an increase of $6.8 million in payroll and related expenses primarily as a result of the acquisition of GlassRatner on August 1, 2018. Selling, general and administrative expenses in the Capital Markets segment also increased during the three months ended September 30, 2019 by $5.5 million in professional advisory fees incurred in connection with the management of certain investments that are included in securities and other investments owned.

Auction and Liquidation

Selling, general and administrative expenses in the Auction and Liquidation segment increased by $1.5 million to $2.8 million during the three months ended September 30, 2019 from $1.3 million during the three months ended September 30, 2018. The increase in selling, general and administrative expenses in the Auction and Liquidation segment was primarily due to an increase of $1.4 million in payroll and related expenses.

Valuation and Appraisal

Selling, general and administrative expenses in the Valuation and Appraisal segment was $2.9 million and $2.4 million during the three months ended September 30, 2019 and 2018, respectively. The increase in selling, general and administrative expenses in the Valuation and Appraisal segment was primarily due to an increase of $0.5 million in payroll and related expenses and other general operating expenses.

Principal Investments — United Online and magicJack

Selling, general and administrative expenses in the Principal Investments — United Online and magicJack segment increased $4.8 million to $8.8 million for the three months ended September 30, 2019 from $4.0 million for the three months September 30, 2018. The increase in selling, general and administrative expenses in the Principal Investments — United Online and magicJack segment is due to the acquisition of magicJack on November 14, 2018. magicJack’s selling, general and administrative expenses included in the segment for the three months ended September 30, 2019 was $4.9 million.

Corporate and Other

Selling, general and administrative expenses for the Corporate and Other segment increased approximately $5.2 million to $10.7 million during the three months ended September 30, 2019 from $5.5 million for the three months ended September 30, 2018. The increase of expenses in the Corporate and Other segment for the three months ended September 30, 2019 was primarily due to an increase of $5.3 million in payroll and related expenses.

Restructuring Charge. During the three months ended September 30, 2019, we incurred no restructuring charges. Restructuring charge of $0.4 million during the three months ended September 30, 2018 was primarily comprised of lease loss accruals in the planned consolidation of office space related to operations in the Capital Markets segment.

Other Income (Expense). Other income included interest income of $0.4 million during the three months ended September 30, 2019 and $0.4 million during the three months ended September 30, 2018. Interest expense was $12.8 million during the three months ended September 30, 2019 compared to $9.3 million during the three months ended September 30, 2018. The increase in interest expense during the three months ended September 30, 2019 was primarily due to an increase in interest expense of $4.0 million from the issuance of senior notes due in 2021, 2023, 2024 and 2027, and an increase in interest expense of $1.1 million from the term loan dated December 2018, offset by a decrease in interest expense on our asset based credit facility and other of $1.9 million. Other income in the three months ended September 30, 2019 included $1.1 million income on equity investments compared to $0.8 million in the prior year period.

Income Before Income Taxes. Income before income taxes increased $43.8 million to income before income taxes of $48.6 million during the three months ended September 30, 2019 from an income before income taxes of $4.8 million during the three months ended September 30, 2018. The increase in income before income taxes was primarily due to an increase in revenues of approximately $80.4 million and an increase in income from equity investments of $0.3 million, offset by an increase in operating expenses of $33.4 million, an increase in interest expense of $3.4 million and a decrease in interest income of $0.1 million as discussed above.

Provision for Income Taxes. Provision for income taxes was $14.4 million during the three months ended September 30, 2019 compared to provision for income taxes of $2.0 million during the three months ended September 30, 2018. The effective income tax rate was a provision of 29.7% for the three months ended September 30, 2019 as compared to a provision of 42.9% for the three months ended September 30, 2018.

Net Income Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interests represents the proportionate share of net income generated by Great American Global Partners, LLC, in which we have a 50% membership interest that we do not own. The net loss attributable to noncontrolling interests was $0.2 million during the three months ended September 30, 2019 compared to $0.1 million during the three months ended September 30, 2018.

Net Income Attributable to the Company. Net income attributable to the Company for the three months ended September 30, 2019 was $34.3 million, an increase of net income of $31.5 million, from net income attributable to the Company of $2.8 million for the three months ended September 30, 2018. Increase in net income attributable to the Company during the three months ended September 30, 2019 as compared to the same period in 2018 was primarily due to an increase in operating income of $47.0 million, an increase in income from equity investments of $0.3 million and a decrease in income attributable to noncontrolling interest of $0.1 million, offset by an increase in interest expense of approximately $3.4 million, a decrease in interest income of $0.1 million and an increase in provision for income taxes of $12.4 million.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Condensed Consolidated Statements of Income

(Dollars in thousands)

	Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018
	Amount	%	Amount	%
Revenues:
Services and fees	$428,705	88.1%	$295,416	92.0%
Interest income - Loans and securities lending	54,147	11.1%	25,406	7.9%
Sale of goods	4,023	0.8%	138	0.0%
Total revenues	486,875	100.0%	320,960	100.0%

Operating expenses:
Direct cost of services	55,210	11.3%	33,733	10.5%
Cost of goods sold	3,835	0.8%	142	0.0%
Selling, general and administrative expenses	274,468	56.4%	216,603	67.5%
Restructuring charge	1,699	0.3%	2,247	0.7%
Interest expense - Securities lending and loan participations sold	22,579	4.6%	16,317	5.1%
Total operating expenses	357,791	73.4%	269,042	83.8%
Operating income	129,084	26.5%	51,918	16.2%
Other income (expense):
Interest income	1,329	0.3%	736	0.2%
(Loss) income on equity investments	(4,049)	(0.8%)	5,049	1.6%
Interest expense	(35,130)	(7.2%)	(23,926)	(7.5%)
Income before income taxes	91,234	18.8%	33,777	10.5%
Provision for income taxes	(26,802)	(5.5%)	(8,412)	(2.6%)
Net income	64,432	13.2%	25,365	7.9%
Net (loss) income attributable to noncontrolling interests	(50)	0.0%	1,051	0.3%
Net income attributable to B. Riley Financial, Inc.	$64,482	13.2%	$24,314	7.6%

Revenues

The table below and the discussion that follows are based on how we analyze our business.

	Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018		Change
	Amount	%	Amount	%	Amount	%
Revenues - Services and fees:
Capital Markets segment	$259,498	53.3%	$189,051	58.9%	$70,447	37.3%
Auction and Liquidation segment	65,681	13.5%	44,812	14.0%	20,869	46.6%
Valuation and Appraisal segment	29,143	6.0%	27,383	8.5%	1,760	6.4%
Principal Investments - United Online and magicJack segment	74,383	15.3%	34,170	10.6%	40,213	117.7%
Subtotal	428,705	88.1%	295,416	92.0%	133,289	45.1%

Revenues - Sale of goods
Auction and Liquidation segment	1,230	0.3%	48	0.0%	1,182	n/m
Principal Investments - United Online and magicJack segment	2,793	0.6%	90	0.0%	2,703	n/m
Subtotal	4,023	0.8%	138	0.0%	3,885	n/m

Interest income - Loans and securities lending:
Capital Markets segment	54,147	11.1%	25,406	7.9%	28,741	113.1%
Total revenues	$486,875	100.0%	$320,960	100.0%	$165,915	51.7%

n/m - Not applicable or not meaningful.

Total revenues increased $165.9 million to $486.9 million during the nine months ended September 30, 2019 from $321.0 million during the nine months ended September 30, 2018. The increase in revenues during the nine months ended September 30, 2019 was primarily due to an increase in revenue from services and fees of $133.3 million, an increase in revenue from interest income — loans and securities lending of $28.7 million and an increase in revenue from sale of goods of $3.9 million. The increase in revenue from services and fees of $133.3 million in 2019 was primarily due to an increase in revenue of $70.4 million in the Capital Markets segment, $20.9 million in the Auction and Liquidation segment, $1.8 million in the Valuation and Appraisal segment and $40.2 million in the Principal Investments — United Online and magicJack segment.

Revenues from services and fees in the Capital Markets segment increased $70.4 million, to $259.5 million during the nine months ended September 30, 2019 from $189.1 million during the nine months ended September 30, 2018. The increase in revenues was primarily due to an increase in revenue of $65.0 million from trading gains, an increase in revenue of $22.0 million from consulting fees primarily as a result of the acquisition of GlassRatner on August 1, 2018, partially offset by a decrease in investment banking fees and other income of $16.6 million. The $65.0 million of trading gains includes realized and unrealized amounts earned on investments made in our proprietary trading account. Investments made in our proprietary trading account has increased from $222.5 million at September 30, 2018 to $326.6 million at September 30, 2019.

Revenues from services and fees in the Auction and Liquidation segment increased $20.9 million, to $65.7 million during the nine months ended September 30, 2019 from $44.8 million during the nine months ended September 30, 2018. The increase in revenues of $20.9 million was primarily due to an increase in revenues of $21.4 million from services and fees from retail liquidation engagements and a decrease in revenues of $0.6 million from services and fees in our wholesale and industrial auction division.

Revenues from services and fees in the Valuation and Appraisal segment increased $1.7 million, to $29.1 million during the nine months ended September 30, 2019 from $27.4 million during the nine months ended September 30, 2018. The increase in revenues in the Valuation and Appraisal segment is primarily due to an increase in revenues for appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors.

Revenues from services and fees in the Principal Investments - United Online and magicJack segment increased $40.2 million to $74.4 million during the nine months ended September 30, 2019 from $34.2 million during the nine months ended September 30, 2018. The increase in revenues from services and fees is as a result of the acquisition of magicJack on November 14, 2018 included in the segment for the nine months ended September 30, 2019 of $47.6 million, offset by a decrease in services and fees revenue from UOL of $7.4 million. Management expects revenues from UOL to continue to decline year over year. The primary source of revenue included in this segment is subscription services revenue and some advertising and other revenues.

Interest income – loans and securities lending increased $28.7 million, to $54.1 million during the nine months ended September 30, 2019 from $25.4 million during the nine months ended September 30, 2018. Interest income from securities lending was $29.2 million and $22.8 million during the nine months ended September 30, 2019 and 2018, respectively. Interest income from loans was $24.9 million and $2.6 million during the nine months ended September 30, 2019 and 2018, respectively. The increase in interest income on loans was primarily due to the increase in lending activities in our Capital Markets segment which included an increase in loans receivable to $295.9 million at September 30, 2019 from $37.1 million at September 30, 2018.

Sale of Goods, Cost of Goods Sold and Gross Margin

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Auction and Liquidation Segment	Principal Investments - United Online and magicJack Segment	Total	Auction and Liquidation Segment	Principal Investments - United Online and magicJack Segment	Total
Revenues - Sale of Goods	$1,230	$2,793	$4,023	$48	$90	$138
Cost of goods sold	992	2,843	3,835	41	101	142
Gross margin on sale of goods	$238	$(50)	$188	$7	$(11)	$(4)

Gross margin percentage	19.3%	(1.8%)	4.7%	14.6%	(12.2%)	(2.9%)

Revenues from the sale of goods increased $3.9 million, to $4.0 million during the nine months ended September 30, 2019 from $0.1 million during the nine months ended September 30, 2018. Revenues from sale of goods in the Principal Investments – United online and magicJack segment were primarily attributable to the sale of magicJack devices that are sold in connection with VoIP services and sale of mobile broadband devices from UOL that are sold in connection with the mobile broadband services. Cost of goods sold for the nine months ended September 30, 2019 was $3.8 million, resulting in a gross margin of $0.2 million or 4.7%.

Operating Expenses

Direct Cost of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the nine months ended September 30, 2019 and 2018 are as follows:

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
	Auction and Liquidation Segment	Valuation and Appraisal Segment	Principal Investments - United Online and magicJack Segment	Total	Auction and Liquidation Segment	Valuation and Appraisal Segment	Principal Investments - United Online and magicJack Segment	Total
Revenues - Services and fees	$65,681	$29,143	$74,383		$44,812	$27,383	$34,170
Direct cost of services	21,584	13,495	20,131	$55,210	12,263	12,388	9,082	$33,733
Gross margin on services and fees	$44,097	$15,648	$54,252		$32,549	$14,995	$25,088

Gross margin percentage	67.1%	53.7%	72.9%		72.6%	54.8%	73.4%

Total direct costs increased $21.5 million, to $55.2 million during the nine months ended September 30, 2019 from $33.7 million during the nine months ended September 30, 2018. Direct costs of services increased by $9.3 million in the Auction and Liquidation segment, increased by $11.0 million in the Principal Investments — United Online and magicJack segment and increased by $1.1 million in the Valuation and Appraisal segment.

Auction and Liquidation

Gross margin in the Auction and Liquidation segment for services and fees decreased to 67.1% of revenues during the nine months ended September 30, 2019, as compared to 72.6% of revenues during the nine months ended September 30, 2018. The decrease in margin in the Auction and Liquidation segment is due to the mix of engagement types between guarantee and commission and fees engagements performed during the nine months ended September 30, 2019 as compared to the prior year period.

Valuation and Appraisal

Gross margins in the Valuation and Appraisal segment decreased to 53.7% of revenues during the nine months ended September 30, 2019 as compared to 54.8% of revenues during the nine months ended September 30, 2018. The decrease in gross margin in the Valuation and Appraisal segment is primarily due to increase in payroll and related expenses.

Principal Investments — United Online and magicJack

Gross margins in the Principal Investments-United Online and magicJack segment decreased to 72.9% of revenues during the nine months ended September 30, 2019 as compared to 73.4% of revenues during the nine months ended September 30, 2018. The decrease in margin in the Principal Investments — United Online and magicJack segment is primarily due to the mix of revenues of services and fees and as a result of the acquisition of magicJack on November 14, 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the nine months ended September 30, 2019 and 2018 were comprised of the following:

Selling, General and Administrative Expenses

	Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$200,414	73.0%	$172,987	79.9%	$27,427	15.9%
Auction and Liquidation segment	9,050	3.3%	7,810	3.6%	1,240	15.9%
Valuation and Appraisal segment	8,097	3.0%	7,297	3.4%	800	11.0%
Principal Investments - United Online and magicJack segment	28,129	10.2%	11,361	5.2%	16,768	147.6%
Corporate and Other segment	28,778	10.5%	17,148	7.9%	11,630	67.8%
Total selling, general & administrative expenses	$274,468	100.0%	$216,603	100.0%	$57,865	26.7%

Total selling, general and administrative expenses increased approximately $57.9 million, to $274.5 million during the nine months ended September 30, 2019 from $216.6 million for the nine months ended September 30, 2018. The increase of $57.9 million in selling, general and administrative expenses was due to an increase of $27.4 million in the Capital Markets segment, $1.2 million in the Auction and Liquidation segment, $0.8 million in the Valuation and Appraisal segment, $16.8 million in the Principal Investments — United Online and magicJack segment and $11.7 million in the Corporate and Other segment.

Capital Markets

Selling, general and administrative expenses in the Capital Markets segment increased by $27.4 million to $200.4 million during the nine months ended September 30, 2019 from $173.0 million during the nine months ended September 30, 2018. The increase was primarily due to an increase of $9.6 million in payroll and related expenses primarily as a result of the acquisition of GlassRatner on August 1, 2018. Selling, general and administrative expenses in the Capital Markets segment also increased for the nine months ended September 30, 2019 by $11.2 million in professional advisory fees incurred in connection with the management of certain investments that are included in securities and other investments owned.

Auction and Liquidation

Selling, general and administrative expenses in the Auction and Liquidation segment increased $1.3 million to $9.1 million during the nine months ended September 30, 2019 from $7.8 million for the nine months ended September 30, 2018. The increase of $1.3 million was primarily due to an increase of $2.1 million in payroll and related expenses, offset by a decrease of $0.4 million in professional services expense and a decrease of $0.6 million in other expenses.

Valuation and Appraisal

Selling, general and administrative expenses in the Valuation and Appraisal segment increased $0.8 million to $8.1 million during the nine months ended September 30, 2019 from $7.3 million for the nine months ended September 30, 2018. The increase of $0.8 million was primarily due to an increase of $0.4 million in payroll and related expenses and an increase of $0.4 million in legal expense.

Principal Investments - United Online and magicJack

Selling, general and administrative expenses in the Principal Investments — United Online and magicJack segment increased $16.7 million to $28.1 million for the nine months ended September 30, 2019 from $11.4 million for the nine months September 30, 2018. The increase in selling, general and administrative expenses in the Principal Investments – United Online and magicJack segment is due to the acquisition of magicJack on November 14, 2018. magicJack’s selling, general and administrative expenses included in the segment for the nine months ended September 30, 2019 was $16.6 million.

Corporate and Other

Selling, general and administrative expenses for the Corporate and Other segment increased approximately $11.7 million to $28.8 million during the nine months ended September 30, 2019 from $17.1 million for the nine months ended September 30, 2018. The increase of expenses in the Corporate and Other segment for the nine months ended September 30, 2019 was primarily due an increase of $7.2 million in payroll and related expenses, an increase $3.8 million in transaction costs, and $0.6 million in professional fees.

Restructuring Charge. During the nine months ended September 30, 2019, we incurred restructuring charge of $1.7 million, which was primarily related to severance costs and lease loss as a result of the acquisition of magicJack on November 14, 2018. Restructuring charge of $2.2 million during the nine months ended September 30, 2018 was primarily comprised of lease loss accruals in the planned consolidation of office space related to operations in the Capital Markets segment.

Other Income (Expense). Other income included interest income of $1.3 million during the nine months ended September 30, 2019 and $0.7 during the nine months ended September 30, 2018. Interest expense was $35.1 million during the nine months ended September 30, 2019 as compared to $23.9 million during the nine months ended September 30, 2018. The increase in interest expense during the nine months ended September 30, 2019 was primarily due to an increase in interest expense of $13.6 million from the issuance of senior notes due in 2021, 2023, 2024 and 2027 and an increase in interest expense of $3.7 million from the term loan dated December 2018, offset by a decrease in interest expense of $6.2 million on our asset based credit facility and other. Other expense in the nine months ended September 30, 2019 included $4.0 million loss on equity investments compared to income on equity investments of $5.0 million in the prior year period.

Income Before Income Taxes. Income before income taxes increased $57.5 million to income before income taxes of $91.2 million during the nine months ended September 30, 2019 from an income before income taxes of $33.8 million during the nine months ended September 30, 2018. The increase in income before income taxes was primarily due to an increase in revenues of $165.9 million and an increase in interest income of $0.6 million, offset by an increase in operating expenses of $88.7 million, an increase in interest expense of $11.2 million and an increase in loss from equity investments of $9.1 million as discussed above.

Provision for Income Taxes. Provision for income taxes was $26.8 million during the nine months ended September 30, 2019 compared to provision for income taxes of $8.4 million during the nine months ended September 30, 2018. The effective income tax rate was a provision of 29.4% for the nine months ended September 30, 2019 as compared to a provision of 24.9% for the nine months ended September 30, 2018.

Net Income Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interests represents the proportionate share of net income generated by Great American Global Partners, LLC, in which we have a 50% membership interest that we do not own. The net loss attributable to noncontrolling interests was $0.1 million during the nine months ended September 30, 2019 compared to net income attributable to noncontrolling interests of $1.1 million during the nine months ended September 30, 2018.

Net Income Attributable to the Company. Net income attributable to the Company for the nine months ended September 30, 2019 was $64.5 million, an increase of net income of $40.2 million, from net income attributable to the Company of $24.3 million for the nine months ended September 30, 2018. Increase in net income attributable to the Company during the nine months ended September 30, 2019 as compared to the same period in 2018 was primarily due to an increase in operating income of $77.2 million, an increase in interest income of $0.6 million and a decrease in income attributable to noncontrolling interest of $1.1 million, offset by an increase in interest expense of approximately $11.2 million, an increase in loss on equity investments of $9.1 million and an increase in provision for income taxes of $18.4 million.

Liquidity and Capital Resources

Our operations are funded through a combination of existing cash on hand, cash generated from operations, borrowings under our senior notes payable, term loan and credit facility, and special purposes financing arrangements.

During the three months ended September 30, 2019 and 2018, we generated net income of $34.3 million and $2.8 million, respectively, and during the nine months ended September 30, 2019 and 2018, we generated net income of $64.5 million and $24.3 million, respectively. Our cash flows and profitability are impacted by the number and size of retail liquidation and capital markets engagements performed on a quarterly and annual basis.

As of September 30, 2019, we had $170.6 million of unrestricted cash and cash equivalents, $0.5 million of restricted cash, $326.6 million of securities and other investments held at fair value, $295.9 million of loans receivable, and $802.7 million of borrowings outstanding. The borrowings outstanding of $802.7 million at September 30, 2019 included (a) $51.8 million of borrowings from the issuance of the 7.50% 2021 Notes, (b) $108.6 million of borrowings from the issuance of the 7.50% 2027 Notes, (c) $110.2 million of borrowings from the issuance of the 7.25% 2027 Notes, (d) $115.6 million of borrowings from the issuance of the 7.375% 2023 Notes, (e) $104.1 million of borrowings from the issuance of the 6.875% 2023 Notes, (f) $98.3 million of borrowings from the issuance of the 6.75% 2024 Notes, (g) $112.7 million of borrowings from the issuance of the 6.50% 2026 Notes, (h) $71.4 million term loan borrowed pursuant to the BRPAC Credit Agreement discussed below, (i) $1.2 million of notes payable, and (j) $28.9 million of loan participations sold. We believe that our current cash and cash equivalents, securities and other investments owned, funds available under our asset based credit facility, and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from issuance date of the accompanying financial statements. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and execute on our business plan.

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. On October 30, 2019, we declared a regular dividend of $0.175 per share and special dividend of $0.475 per share that will be paid on or about November 26, 2019 to stockholders of record as of November 14, 2019. On August 1, 2019, we declared a regular dividend of $0.175 per share and special dividend of $0.325 per share which were paid on or about August 29, 2019 to stockholders of record as of August 15, 2019. On May 1, 2019, we declared a regular dividend of $0.08 per share and a special dividend of 0.18 per share which were paid on or about May 29, 2019 to stockholders of record as of May 15, 2019. On March 5, 2019, we declared a regular dividend of $0.08 per share which was paid on March 26, 2019 to stockholders of record as of March 19, 2019. On November 5, 2018, we declared a regular dividend of $0.08 per share and a special dividend of $0.08 per share which were paid on November 27, 2018 to stockholders of record as of November 16, 2018. On August 2, 2018, we declared a regular dividend of $0.08 per share and a special dividend of $0.22 per share which were paid on August 29, 2018 to stockholders of record as of August 16, 2018. On May 7, 2018, we declared a regular dividend of $0.08 per share and a special dividend of $0.04 per share which were paid on June 5, 2018 to stockholders of record as of May 21, 2018. On March 7, 2018, we declared a regular dividend of $0.08 per share and a special dividend of $0.08 per share which were paid on April 3, 2018. During the year ended December 31, 2018, we paid cash dividends on our common stock of $22.7 million. On August 1, 2019, the Board of Directors announced an increase to the regular quarterly dividend from $0.08 per share to $0.175 per share. While it is the Board’s current intention to make regular dividend payments of $0.175 per share each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

We declared a cash dividend $0.11458333 per Depositary Share, each representing 1/1000th of a share of the Company’s Series A Preferred Stock. The dividend will be payable on or about October 31, 2019 to holders of record as of the close of business on October 21, 2019.

Our principal sources of liquidity to finance our business is our existing cash on hand, cash flows generated from operating activities, funds available under revolving credit facilities and special purpose financing arrangements.

Cash Flow Summary

	Nine Months Ended
	September 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$46,223	$(78,895)
Investing activities	(251,444)	(46,549)
Financing activities	196,184	208,092
Effect of foreign currency on cash	(183)	(796)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(9,220)	$81,852

Cash provided by operating activities was $46.2 million during the nine months ended September 30, 2019 compared to cash used in operating activities of $78.9 million during the nine months ended September 30, 2018. Cash provided by operating activities for the nine months ended September 30, 2019 included net income of $64.4 million adjusted for noncash items of $22.1 million and changes in operating assets and liabilities of $40.4 million. Noncash items of $22.1 million include (a) depreciation and amortization of $14.2 million, (b) share-based compensation of $10.3 million, (c) loss on equity investments of $4.1 million, (d) provision for doubtful accounts of $1.6 million, (e) income allocated for mandatorily redeemable noncontrolling interests of $0.9 million, (f) other noncash interest and other of $14.9 million, (g) deferred income taxes of $6.4 million, and (h) impairment of leaseholds, intangibles and lease loss accrual and gain on disposal of fixed assets of $0.3 million.

Cash used in investing activities was $251.4 million during the nine months ended September 30, 2019 compared to cash used in investing activities of $46.5 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, cash used in investing activities consisted of cash used for loans receivable of $350.7 million, cash used for equity investments of $33.4 million, repayments of loan participations sold of $3.2 million and cash used for purchases of property and equipment of $2.9 million, offset by proceeds from sale of division of magicJack of $6.2 million, cash received from loans receivable repayment of $98.7 million, loan participations sold of $31.8 million, dividends from equity investments of $1.5 million and proceeds from sale of property, equipment and intangible assets of $0.5 million. During the nine months ended September 30, 2018, cash used in investing activities consisted of cash used to purchase loans receivable of $35.1 million, cash use for equity investments of $6.9 million, cash use of $4.0 million to acquire a business and cash use of $2.3 million for purchases of property and equipment, offset by $1.7 million dividends received from equity investment.

Cash provided by financing activities was $196.2 million during the nine months ended September 30, 2019 compared to cash provided by financing activities of $208.1 million during the nine months ended September 30, 2018. During the nine months ended September 30, 2019, cash provided by financing activities primarily consisted of $10.0 million proceeds from our term loan, $244.5 million proceeds from issuance of senior notes, offset by (a) $25.0 million used to pay dividends on our common shares, (b) $17.9 million use for repayment on our term loan, (c) $7.1 million used to repurchase our common stock and warrants, (d) $4.2 million used to pay debt issuance costs, (e) $2.6 million used for payment of employment taxes on vesting of restricted stock, (f) $1.1 million distribution to noncontrolling interests, and (g) $0.4 million used to repay our other notes payable. During the nine months ended September 30, 2018, cash provided by financing activities primarily consisted of (a) $255.3 million proceeds from issuance of senior notes, (b) $300.0 million proceeds from our asset based credit facility, and (c) $51.0 million proceeds from notes payable, offset by (a) $300.0 million used for repayment of borrowings from our asset based credit facility, (b) $51.6 million repayment of notes payable, (c) $17.9 million used to pay cash dividends, (d) $17.3 million used to repurchase our common stock, (e) $6.4 million used for payment of debt issuance costs, (f) $4.1 million used for payment of employment taxes on vesting of restricted stock, and (g) $0.9 million distribution to noncontrolling interests.

Credit Agreements

On April 21, 2017, we amended the asset based credit facility agreement (as amended, the “Credit Agreement”) with Wells Fargo Bank to increase the maximum borrowing limit from $100.0 million to $200.0 million. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. The Credit Agreement continues to allow for borrowings under the separate credit agreement (a “UK Credit Agreement”) which was dated March 19, 2015 with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom with borrowings up to 50.0 million British Pounds. Any borrowing on the UK Credit Agreement reduce the availability of the asset based $200.0 million credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. The Credit Agreement continues to include the addition of our Canadian subsidiary, from the October 5, 2016 amendment to the Credit Agreement, to facilitate borrowings to fund retail liquidation transactions in Canada. From time to time, we utilize this credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. Subject to certain limitations and offsets, we are permitted to borrow up to $200.0 million under the credit facility, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect). Borrowings under the credit facility are only made at the discretion of the lender and are generally required to be repaid within 180 days. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related credit agreement. We typically seek borrowings on an engagement-by- engagement basis. The credit agreement governing the credit facility contains certain covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. There was no outstanding balance on this credit facility at September 30, 2019 and December 31, 2018. At September 30, 2019, there were no letters of credit outstanding under this credit facility.

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

Borrowings under the BRPAC Credit Agreement are due in quarterly installments commencing on March 31, 2019 with any remaining amounts outstanding due at maturity. For the $80.0 million loan, quarterly installments from September 30, 2019 to December 31, 2022 are $4.2 million per quarter and from March 31, 2023 to December 31, 2023, the quarterly installments are $2.1 million per quarter. For the $10.0 million loan, quarterly installments from September 30, 2019 to December 31, 2022 are $0.6 million per quarter and from March 31, 2023 to December 31, 2023, the quarterly installments are $0.3 million per quarter. At September 30, 2019 and December 31, 2018, the outstanding balance of the term loan was $71.4 million (net of unamortized debt issuance costs of $0.7 million) and $79.2 million (net of unamortized debt issuance costs of $0.8 million), respectively.

Senior Note Offerings

During the nine months ended September 30, 2019, we issued $29.4 million of senior notes due with maturities dates ranging from October 2021 to December 2027 pursuant to At the Market Issuance Sales Agreements with B. Riley FBR, Inc. which governs the program of at-the-market sales of our senior notes. We filed a series of prospectus supplements with the SEC which allowed us to sell these senior notes.

On May 7, 2019, we issued $100.05 million of senior notes due in May 2024 (“6.75% 2024 Notes”) pursuant to the prospectus supplement dated May 2, 2019. Interest on the 6.75% 2024 Notes is payable quarterly at 6.75%. The 6.75% 2024 Notes are unsecured and due and payable in full on May 31, 2024. In connection with the issuance of the 6.75% 2024 Notes, we received net proceeds of $98.1 million (after underwriting commissions, fees and other issuance costs of $1.9 million).

On September 23, 2019, we issued $115.0 million of senior notes due in September 2026 (“6.50% 2026 Notes”) pursuant to the prospectus supplement dated September 18, 2019. Interest on the 6.50% 2026 Notes is payable quarterly at 6.50%. The 6.50% 2026 Notes are unsecured and due and payable in full on September 30, 2026. In connection with the issuance of the 6.50% 2026 Notes, we received net proceeds of $112.7 million (after underwriting commissions, fees and other issuance costs of $2.3 million). We intend to use a portion of the proceeds from the issuance of the 6.50% 2026 Notes to retire the outstanding $52.2 million of 7.50% 2021 Notes.

At September 30, 2019 and December 31, 2018, the total senior notes outstanding was $701.3 million (net of unamortized debt issue costs of $10.4 million) and $459.8 million (net of unamortized debt issue costs of $7.5 million) with a weighted average interest rate of 7.08% and 7.28%, respectively. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes totaled $11.3 million and $7.2 million for the three months ended September 30, 2019 and 2018, respectively, and $30.2 million and $16.6 million for the nine months ended September 30, 2019 and 2018, respectively.

On September 23, 2019, we entered into a new At Market Issuance Sales Agreement (the “September 2019 Sales Agreement”) with B. Riley FBR, Inc. governing a program of at-the-market sales of certain of our senior notes and common stock. The most recent sales agreement prospectus was filed by us with the SEC on September 23, 2019 and became effective on September 30, 2019 (the “Sales Agreement Prospectus”). The Sales Agreement Prospectus allows us to sell up to $100,000 of certain of our senior notes and common stock, pursuant to an effective Registration Statement on Form S-3. As of September 30, 2019, we had $100,000 remaining availability under the September 2019 Sales Agreement.

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

Contractual Obligations

In May 2019, we issued $100.05 million of our 6.75% 2024 Notes, which are due and payable in full on May 31, 2024 and on September 23, 2019, we issued $115.0 million of our 6.50% 2026 Notes which are due and payable in full on September 30, 2026. As a result, our total senior notes payable increased to $701.3 million as of September 30, 2019, our senior notes payable due in 4–5 years increased to $322.1 million, and our senior notes payable in more than 5 years increased to $337.5 million. Additionally, our total contractual obligations increased to $1,073.0 million, and our total payments due in 4–5 years increased to $412.8 million, and our total payments due in more than 5 years increased to $414.2 million. There were no other material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

See Note 2(z) to the accompanying financial statements for recent accounting pronouncements we have not yet adopted and recently adopted.

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

The primary objective of our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income we receive from investments without significantly increasing risk. To achieve these objectives, our investments allow us to maintain a portfolio of cash equivalents, short-term investments through a variety of securities owned that primarily includes common stocks, loans receivable and investments in partnership interests. Our cash and cash equivalents through September 30, 2019 included amounts in bank checking and liquid money market accounts. We may be exposed to interest rate risk through trading activities in convertible and fixed income securities as well as U.S. Treasury securities, however, based on our daily monitoring of this risk, we believe we currently have limited exposure to interest rate risk in these activities.

Foreign Currency Risk

The majority of our operating activities are conducted in U.S. dollars. Revenues generated from our foreign subsidiaries totaled less than $0.1 million for the nine months ended September 30, 2019 or less than 1% of our total revenues of $486.9 million during the nine months ended September 30, 2019. The financial statements of our foreign subsidiaries are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (loss). Transaction gains (losses), which were included in our condensed consolidated statements of income, amounted to a gain of $0.1 million and a gain of $0.8 million during the nine months ended September 30, 2019 and 2018, respectively. We may be exposed to foreign currency risk; however, our operating results during the nine months ended September 30, 2019 included less than $0.1 million of revenues from our foreign subsidiaries and a 10% appreciation of the U.S. dollar relative to the local currency exchange rates would result in less than $0.1 million increase in our operating income and a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net decrease in our operating income of less than $0.1 million for the nine months ended September 30, 2019.

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

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that as of September 30, 2019 our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on Effectiveness of Controls

Our management, including our Co-Chief Executive Officers and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well- designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

On August 11, 2017, a putative class action lawsuit titled Freedman v. magicJack VocalTec Ltd. et al., Case 9-17-cv-80940, was filed against magicJack and its Board of Directors in the United States District Court for the Southern District of Florida (Case No: 9:17-cv-80940-RLR). On September 30, 2019, the court determined that oral arguments will be required for this matter. The Company cannot estimate the amount of potential liability, if any, that could arise from this matter.

In June 2018, Galilee Acquisition LLC f/k/a Sutton View Acquisition LLC (“GAL”) filed a complaint, served the following month, (case No.:50-2018-CA-007976-XXXX-MB) in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against magicJack VocalTec Ltd. alleging a claim for negligent misrepresentation. On April 4, 2019, the plaintiff’s counsel advised the court that it intended to file an amended complaint, and the court gave the plaintiff 30 days from that date to file such amended complaint. However, the plaintiff failed to file the amended complaint within the Court appointed time and has filed a request for an extension of time to file the amended complaint which the court is likely to grant. A case management conference was held in July 2019 in which the plaintiff submitted the proposed amended complaint. In August 2019, the plaintiff’s counsel filed a motion with the court seeking to withdraw from the case for “irreconcilable differences” with the plaintiff. On October 29, 2019, the Court dismissed the case with prejudice.

On January 5, 2017, complaints filed in November 2015 and May 2016 naming MLV & Co. (“MLV”), a broker-dealer subsidiary of FBR, as a defendant in putative class action lawsuits alleging claims under the Securities Act, in connection with the offerings of Miller Energy Resources, Inc. (“Miller”) have been consolidated. The Master Consolidated Complaint, styled Gaynor v. Miller et al., is pending in the United States District Court for the Eastern District of Tennessee, and, like its predecessor complaints, continues to allege claims under Sections 11 and 12 of the Securities Act against nine underwriters for alleged material misrepresentations and omissions in the registration statement and prospectuses issued in connection with six offerings (February 13, 2013; May 8, 2013; June 28, 2013; September 26, 2013; October 17, 2013 (as to MLV only) and August 21, 2014) with an alleged aggregate offering price of approximately $151 million. Court-ordered mediation before a federal magistrate took place on August 6, 2019, with no resolution.

In February 2017, certain former employees filed an arbitration claim with FINRA against WSI alleging misrepresentations in the recruitment of claimants to join WSI. Claimants also allege that WSI failed to support their mortgage trading business resulting in the loss of opportunities during their employment with WSI. Claimants are seeking $10.0 million in damages. WSI has counterclaimed alleging that claimants misrepresented their process for doing business, particularly their capital needs, resulting in substantial losses to WSI. Arbitration hearings were held in April 2019 and all claims were dismissed as of August 15, 2019.

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

Our senior notes include: (a) 6.875% Notes due September 30, 2023 (“6.875% 2023 Notes”) with an aggregate principal amount of approximately $105.3 million; (b) 7.375% Notes due May 31, 2023 (“7.375% 2023 Notes”) with an aggregate principal amount of approximately $116.8 million, (c) 7.25% Notes due December 31, 2027 (“7.25% 2027 Notes”) with an aggregate principal amount of $112.4 million; (d) 7.50% due May 31, 2027 (“7.50% 2027 Notes”) with an aggregate principal amount of $110.0 million; (e) 7.50% Notes due October 31, 2021 (“7.50% 2021 Notes”) with an aggregate principal amount of $52.2 million; (f) 6.75% Notes due May 31, 2024 (“6.75% 2024 Notes”) with an aggregate principal amount of approximately $100.1 million; and (g) 6.50% Notes due September 30, 2026 (“6.50% 2026 Notes”) with an aggregate principal amount of approximately $115 million. The Company periodically enters into At Market Issuance Sales Agreements with B. Riley FBR, the most recent being September 23, 2019, pursuant to which the Company may sell from time to time, at the Company’s option, up to the aggregate principal of $100.0 million of the 6.875% 2023 Notes, 7.375% 2023 Notes, 6.75% 2024 Notes, 6.5% 2026 Notes, 7.25% 2027 Notes and 7.50% 2027 Notes. At September 30, 2019, the Company had $100.0 million available for offer and sale pursuant to the most recent September 23, 2019 At Market Issuance Sales Agreement. On December 19, 2018, BRPI Acquisition Co LLC (“BRPAC”), a Delaware limited liability company, UOL, and YMAX Corporation, a Delaware corporation (collectively, the “Borrowers”), indirect wholly owned subsidiaries of ours, in the capacity of borrowers, entered into a credit agreement with the Banc of California, N.A. in the capacity as agent and lender and with the other lenders party thereto (the “BRPAC Credit Agreement”). Under the BRPAC Credit Agreement, we borrowed $80.0 million due December 19, 2023. Pursuant to the terms of the BRPAC Credit Agreement, we may request additional optional term loans in an aggregate principal amount of up to $10.0 million at any time prior to the first anniversary of the agreement date. On February 1, 2019, the Borrowers entered into the First Amendment to Credit Agreement and Joinder with City National Bank as a new lender in which the new lender extended to Borrowers the additional $10.0 million as further discussed in Note 10 to the accompanying financial statements. In April 2017, we amended our Credit Agreement with Wells Fargo Bank (the “Wells Fargo Credit Agreement”) to increase our retail liquidation line of credit from $100 million to $200 million. The terms of such indebtedness contain various restrictions and covenants regarding the operation of our business, including, but not limited to, restrictions on our ability to merge or consolidate with or into any other entity. We may also secure additional debt financing in the future in addition to our current debt. Our level of indebtedness generally could adversely affect our operations and liquidity, by, among other things: (i) making it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions because we may not have sufficient cash flows to make our scheduled debt payments; (ii) causing us to use a larger portion of our cash flows to fund interest and principal payments, thereby reducing the availability of cash to fund working capital, capital expenditures and other business activities; (iii) making it more difficult for us to take advantage of significant business opportunities, such as acquisition opportunities or other strategic transactions, and to react to changes in market or industry conditions; and (iv) limiting our ability to borrow additional monies in the future to fund working capital, capital expenditures, acquisitions and other general corporate purposes as and when needed, which could force us to suspend, delay or curtail business prospects, strategies or operations. We may not be able to generate sufficient cash flow to pay the interest on our debt, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt. If we are unable to generate sufficient cash flow to pay the interest on our debt, we may have to delay or curtail our operations. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as reducing capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. These alternative strategies may not be affected on satisfactory terms, if at all, and they may not yield sufficient funds to make required payments on our indebtedness. If, for any reason, we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which could allow our creditors at that time to declare certain outstanding indebtedness to be due and payable or exercise other available remedies, which may in turn trigger cross acceleration or cross default rights in other agreements. If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us.

An active trading market for our senior notes may not develop, which could limit the market price of our senior notes or the ability of our senior note holders to sell them.

The 7.25% 2027 Notes are quoted on Nasdaq under the symbol “RILYG,” the 7.50% 2027 Notes are quoted on Nasdaq under the symbol “RILYZ,” the 7.375% 2023 Notes are quoted on Nasdaq under the symbol “RILYH,” the 6.875% 2023 Notes are quoted on Nasdaq under the symbol “RILYI,” the 7.50% 2021 Notes are quoted on Nasdaq under the symbol “RILYL,” and the 6.75% 2024 Notes are quoted on Nasdaq under the symbol “RILYO,” and the 6.50% 2026 Notes are quoted on Nasdaq under the symbol “RILYN.” We cannot provide any assurances that an active trading market will develop for our senior notes or that our senior note holders will be able to sell their senior notes. If the senior notes are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. Accordingly, we cannot assure our senior note holders that a liquid trading market will develop for our senior notes, that our senior note holders will be able to sell our senior notes at a particular time or that the price our senior note holders receive when they sell will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for our senior notes may be harmed. Accordingly, our senior note holders may be required to bear the financial risk of an investment in our senior notes for an indefinite period of time.

The rating for the 7.25% 2027 Notes, 7.375% 2023 Notes, 6.875% 2023 Notes, 6.75% 2024 Notes or 6.50% 2026 Notes could at any time be revised downward or withdrawn entirely at the discretion of the issuing rating agency.

We have obtained a rating for the 7.25% 2027 Notes, 7.375% 2023 Notes, 6.875% 2023 Notes, 6.75% 2024 Notes and 6.50% 2026 Notes. Ratings only reflect the views of the issuing rating agency or agencies and such ratings could at any time be revised downward or withdrawn entirely at the discretion of the issuing rating agency. A rating is not a recommendation to purchase, sell or hold the 7.25% 2027 Notes, 7.375% 2023 Notes, 6.875% 2023 Notes, 6.75% 2024 Notes or 6.50% 2026 Notes. Ratings do not reflect market prices or suitability of a security for a particular investor and the rating of the 7.25% 2027 Notes, 7.375% 2023 Notes, 6.875% 2023 Notes, 6.75% 2024 Notes or 6.50% 2026 Notes may not reflect all risks related to us and our business, or the structure or market value of the 7.25% 2027 Notes, 7.375% 2023 Notes, 6.875% 2023 Notes, 6.75% 2024 Notes or 6.50% 2026 Notes. We may elect to issue other securities for which we may seek to obtain a rating in the future. If we issue other securities with a rating, such ratings, if they are lower than market expectations or are subsequently lowered or withdrawn, could adversely affect the market for or the market value of the 7.25% 2027 Notes, 7.375% 2023 Notes, 6.875% 2023 Notes, 6.75% 2024 Notes or 6.50% 2026 Notes.

There is no established market for the depositary shares and the market value of the depositary shares could be substantially affected by various factors.

The depositary shares are a new issue of securities with no established trading market. Although the shares recently began trading on the Nasdaq Global Market, an active trading market on the Nasdaq Global Market for the depositary shares may not develop or last, in which case the trading price of the depositary shares could be adversely affected. If an active trading market does develop on the Nasdaq Global Market, the depositary shares may trade at prices higher or lower than their initial offering price. The trading price of the depositary shares also depends on many factors, including, but not limited to:

●	prevailing interest rates;

●	the market for similar securities;

●	general economic and financial market conditions; and

●	the Company’s financial condition, results of operations and prospects.

The Company has been advised by some of the underwriters that they intend to make a market in the depositary shares, but they are not obligated to do so and may discontinue market-making at any time without notice.

The Series A Preferred Stock and the depositary shares rank junior to all of the Company’s indebtedness and other liabilities and are effectively junior to all indebtedness and other liabilities of the Company’s subsidiaries.

In the event of a bankruptcy, liquidation, dissolution or winding-up of the affairs of the Company, the Company’s assets will be available to pay obligations on the 6.875% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), only after all of the Company’s indebtedness and other liabilities have been paid. The rights of holders of the Series A Preferred Stock to participate in the distribution of the Company’s assets will rank junior to the prior claims of the Company’s current and future creditors and any future series or class of preferred stock the Company may issue that ranks senior to the Series A Preferred Stock. In addition, the Series A Preferred Stock effectively ranks junior to all existing and future indebtedness and other liabilities of (as well as any preferred equity interests held by others in) the Company’s existing subsidiaries and any future subsidiaries. The Company’s existing subsidiaries are and any future subsidiaries would be separate legal entities and have no legal obligation to pay any amounts to the Company in respect of dividends due on the Series A Preferred Stock. If the Company is forced to liquidate its assets to pay its creditors, the Company may not have sufficient assets to pay amounts due on any or all of the Series A Preferred Stock then outstanding. The Company and its subsidiaries have incurred and may in the future incur substantial amounts of debt and other obligations that will rank senior to the Series A Preferred Stock. The Company may incur additional indebtedness and become more highly leveraged in the future, which could harm the Company’s financial position and potentially limit cash available to pay dividends. As a result, the Company may not have sufficient funds remaining to satisfy its dividend obligations relating to the Series A Preferred Stock if the Company incurs additional indebtedness.

Future offerings of debt or senior equity securities may adversely affect the market price of the depositary shares. If the Company decides to issue debt or senior equity securities in the future, it is possible that these securities will be governed by an indenture or other instrument containing covenants restricting the Company’s operating flexibility. Additionally, any convertible or exchangeable securities that the Company issues in the future may have rights, preferences and privileges more favorable than those of the Series A Preferred Stock and may result in dilution to owners of the depositary shares. The Company and, indirectly, the Company’s shareholders, will bear the cost of issuing and servicing such securities. Because the Company’s decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond the Company’s control, the Company cannot predict or estimate the amount, timing or nature of the Company’s future offerings. Thus holders of the depositary shares will bear the risk of the Company’s future offerings reducing the market price of the depositary shares and diluting the value of their holdings in the Company.

The Company may issue additional shares of the Series A Preferred Stock and additional series of preferred stock that rank on a parity with the Series A Preferred Stock as to dividend rights, rights upon liquidation or voting rights.

The Company is allowed to issue additional shares of Series A Preferred Stock and additional series of preferred stock that would rank on a parity with the Series A Preferred Stock as to dividend payments and rights upon the Company’s liquidation, dissolution or winding up of the Company’s affairs pursuant to the Company’s articles of incorporation and the certificate of designation for the Series A Preferred Stock without any vote of the holders of the Series A Preferred Stock. The Company’s articles of incorporation authorize the Company to issue up to 1,000,000 shares of preferred stock in one or more series on terms determined by the Company’s Board of Directors. Prior to the issuance of Series A Preferred Stock, the Company had no outstanding series of preferred stock. However, the use of depositary shares enables the Company to issue significant amounts of preferred stock, notwithstanding the number of shares authorized by the Company’s articles of incorporation. The issuance of additional shares of Series A Preferred Stock and additional series of parity preferred stock could have the effect of reducing the amounts available to the Series A Preferred Stock holders upon the Company’s liquidation or dissolution or the winding up of the Company’s affairs. It also may reduce dividend payments on the Series A Preferred Stock issued and outstanding if the Company does not have sufficient funds to pay dividends on all Series A Preferred Stock outstanding and other classes of stock with equal priority with respect to dividends.

In addition, although holders of the depositary shares are entitled to limited voting rights (discussed further below), the holders of the depositary shares will vote separately as a class along with all other outstanding series of the Company’s preferred stock that the Company may issue upon which like voting rights have been conferred and are exercisable. As a result, the voting rights of holders of the depositary shares may be significantly diluted, and the holders of such other series of preferred stock that the Company may issue may be able to control or significantly influence the outcome of any vote.

Future issuances and sales of parity preferred stock, or the perception that such issuances and sales could occur, may cause prevailing market prices for the depositary shares and the Company’s common stock to decline and may adversely affect the Company’s ability to raise additional capital in the financial markets at times and prices favorable to the Company. Such issuances may also reduce or eliminate the Company’s ability to pay dividends on the Company’s common stock.

Holders of depositary shares representing interests in the Series A Preferred Stock will have extremely limited voting rights.

The voting rights of holders of depositary shares will be limited. The Company’s common stock is the only class of the Company’s securities that carries full voting rights. Voting rights for holders of depositary shares will exist primarily with respect to the ability to elect (together with the holders of other outstanding series of the Company’s preferred stock, or depositary shares representing interests in the Company’s preferred stock, or additional series of preferred stock the Company may issue in the future and upon which similar voting rights have been or are in the future conferred and are exercisable) two additional directors to the Company’s Board of Directors in the event that six quarterly dividends (whether or not declared or consecutive) payable on the Series A Preferred Stock are in arrears, and with respect to voting on amendments to the Company’s articles of incorporation or certificate of designation (in some cases voting together with the holders of other outstanding series of the Company’s preferred stock as a single class) that materially and adversely affect the rights of the holders of depositary shares representing interests in the Series A Preferred Stock (and other series of preferred stock, as applicable) or create additional classes or series of the Company’s stock that are senior to the Series A Preferred Stock, provided that in any event adequate provision for redemption has not been made. Other than the limited circumstances described in this prospectus supplement, holders of depositary shares will not have any voting rights.

The depositary shares have not been rated.

The Series A Preferred Stock and the depositary shares have not been rated and may never be rated. It is possible, however, that one or more rating agencies might independently decide to assign a rating to the depositary shares or that the Company may elect to obtain a rating of the depositary shares in the future. Furthermore, the Company may elect to issue other securities for which the Company may seek to obtain a rating. If any ratings are assigned to the depositary shares in the future or if the Company issues other securities with a rating, such ratings, if they are lower than market expectations or are subsequently lowered or withdrawn, could adversely affect the market for, or the market value of, the depositary shares.

Ratings reflect the views of the issuing rating agency or agencies, and such ratings could at any time be revised downward, placed on negative outlook or withdrawn entirely at the discretion of the issuing rating agency or agencies. Furthermore, a rating is not a recommendation to purchase, sell or hold any particular security, including the depositary shares. Ratings do not reflect market prices or the suitability of a security for a particular investor, and any future rating of the depositary shares may not reflect all risks related to the Company and its business, or the structure or market value of the depositary shares.

The conversion feature may not adequately compensate the holders, and the conversion and redemption features of the Series A Preferred Stock and the depositary shares may make it more difficult for a party to take over the Company and may discourage a party from taking over the Company.

Upon the occurrence of a Delisting Event or Change of Control (each as defined in the certificate of designation for the Series A Preferred Stock), holders of the depositary shares representing interests in the Series A Preferred Stock will have the right (unless, prior to the Delisting Event Conversion Date or Change of Control Conversion Date (each as defined in the certificate of designation for the Series A Preferred Stock), as applicable, the Company has provided or provide notice of the Company’s election to redeem the Series A Preferred Stock) to direct the depositary to convert some or all of the Series A Preferred Stock underlying their depositary shares into the Company’s common stock (or equivalent value of alternative consideration), and under these circumstances the Company will also have a special optional redemption right to redeem the Series A Preferred Stock. Upon such a conversion, the holders will be limited to a maximum number of shares of the Company’s common stock equal to the Share Cap (as defined in the certificate of designation for the Series A Preferred Stock) multiplied by the number of shares of Series A Preferred Stock converted. If the Common Stock Price is less than $11.49 (which is approximately 50% of the closing sale price per share of the Company’s common stock on October 1, 2019), subject to adjustment, the holders will receive a maximum number of shares of the Company’s common stock per depositary share, which may result in a holder receiving value that is less than the liquidation preference of the depositary shares. In addition, those features of the Series A Preferred Stock and depositary shares may have the effect of inhibiting a third party from making an acquisition proposal for the Company or of delaying, deferring or preventing a change of control of the Company under circumstances that otherwise could provide the holders of the Company’s common stock and depositary shares representing interests in the Series A Preferred Stock with the opportunity to realize a premium over the then-current market price or that shareholders may otherwise believe is in their best interests.

The market price of the depositary shares could be substantially affected by various factors.

The market price of the depositary shares will depend on many factors, which may change from time to time, including:

●	prevailing interest rates, increases in which may have an adverse effect on the market price of the depositary shares;

●	the annual yield from distributions on the depositary shares as compared to yields on other financial instruments;

●	general economic and financial market conditions;

●	government action or regulation;

●	the financial condition, performance and prospects of the Company and its competitors;

●	changes in financial estimates or recommendations by securities analysts with respect to the Company, its competitors or the industry in which the Company operates;

●	the Company’s issuance of additional preferred equity or debt securities; and

●	actual or anticipated variations in quarterly operating results of the Company and its competitors.

As a result of these and other factors, investors who purchase the depositary shares may experience a decrease, which could be substantial and rapid, in the market price of the depositary shares, including decreases unrelated to the Company’s operating performance or prospects.

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

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

3.1	Certificate of Designation designating the 6.875% Series A Cumulative Perpetual Preferred Stock of B. Riley Financial, Inc..	8-K	3.1	10/7/2019

4.1	Second Supplemental Indenture, dated as of September 23, 2019, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	4.3	9/23/2019

4.2	Form of 6.50% Senior Note due 2026.	8-K	4.4	9/23/2019

4.3	Deposit Agreement, dated October 7, 2019, among B. Riley Financial, Inc., Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, with respect to B. Riley Financial, Inc.’s 6.875% Series A Cumulative Perpetual Preferred Stock.	8-K	4.1	10/7/2019

4.3	Form of Specimen Certificate representing the 6.875% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share, of B. Riley Financial, Inc.	8-K	4.2	10/7/2019

4.3	Form of Depositary Receipt.	8-K	4.3	10/7/2019

10.1	Underwriting Agreement, dated as of September 18, 2019, by and among the Company and B. Riley FBR, Inc., as representative of the several underwriters named therein.	8-K	1.1	9/23/2019

10.2	Underwriting Agreement, dated as of October 2, 2019, by and among the Company and B. Riley FBR, Inc., as representative of the several underwriters named therein.	8-K	1.1	10/7/2019

10.3	At Market Issuance Sales Agreement, dated as of September 23, 2019, by and between B. Riley Financial, Inc. and B. Riley FBR, Inc.	S-3	1.2	9/23/2019

10.4#*	Amendment to Amended and Restated 2009 Stock Incentive Plan.

31.1*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.3*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B. Riley Financial, Inc.

Date: November 1, 2019	By:	/s/ PHILLIP J. AHN
Name: Phillip J. Ahn
Title: Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)