Form 10-K
period 2019-12-31
B. Riley Financial, Inc.
filed 2020-03-10
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 001-37503

B. RILEY FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-0223495
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

21255 Burbank Boulevard, Suite 400 Woodland Hills, CA	91367
(Address of principal executive offices)	(Zip Code)

(818) 884-3737

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RILY	Nasdaq Global Market
Depositary Shares, each representing a 1/1000th fractional interest in a share of Series A Cumulative Perpetual Preferred Stock	RILYP	Nasdaq Global Market
7.25% Senior Notes due 2027	RILYG	Nasdaq Global Market
7.50% Senior Notes due 2027	RILYZ	Nasdaq Global Market
6.50% Senior Notes due 2026	RILYN	Nasdaq Global Market
6.375% Senior Notes due 2025	RILYM	Nasdaq Global Market
6.75% Senior Notes due 2024	RILYO	Nasdaq Global Market
7.375% Senior Notes due 2023	RILYH	Nasdaq Global Market
6.875% Senior Notes due 2023	RILYI	Nasdaq Global Market

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Market on June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $413.9 million. For purposes of this calculation, it has been assumed that all shares of the registrant’s common stock held by directors, executive officers and stockholders beneficially owning ten percent or more of the registrant’s common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant

As of February 27, 2020, there were 26,127,554 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to the registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019.

B. RILEY FINANCIAL, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

i

PART I

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “may,” “will,” “should,” “could,” “future,” “likely,” “predict,” “project,” “potential,” “continue,” “estimate” and similar expressions are generally intended to identify forward-looking statements, but are not exclusive means of identifying forward-looking statements in this Annual Report. You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Annual Report was filed with the Securities and Exchange Commission (the “SEC”). Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in “Part I — Item 1A. Risk Factors” contained in this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 1. BUSINESS

General

B. Riley Financial, Inc. (NASDAQ: RILY) and its subsidiaries provide collaborative financial services and solutions through several operating subsidiaries including:

●	B. Riley FBR, Inc. (“B. Riley FBR”) is a leading, full service investment bank providing financial advisory, corporate finance, research, securities lending and sales and trading services to corporate, institutional and high net worth individual clients.

●	B. Riley Wealth Management, Inc. (“B. Riley Wealth Management”) provides comprehensive wealth management and brokerage services to individuals and families, corporations and non-profit organizations, including qualified retirement plans, trusts, foundations and endowments.

●	B. Riley Capital Management, LLC, a Securities and Exchange Commission (“SEC”) registered investment advisor, which includes:

o	B. Riley Asset Management, an advisor to certain private funds and to institutional and high net worth investors;

o	Great American Capital Partners, LLC (“GACP”), the general partner of two private funds, GACP I, L.P. and GACP II, L.P., both direct lending funds that provide senior secured loans and second lien secured loan facilities to middle market public and private U.S. companies.

●	GlassRatner Advisory & Capital Group LLC (“GlassRatner”), a specialty financial advisory services firm that provides consulting services to shareholders, creditors and companies, including due diligence, fraud investigations, corporate litigation support, crisis management and bankruptcy services.

●	Great American Group, LLC, (“Great American Group”) a leading provider of asset disposition and auction solutions to a wide range of retail and industrial clients.

●	Great American Group Advisory and Valuation Services, LLC, a leading provider of appraisal and valuation services for asset based lenders, private equity firms and corporate clients.

We also pursue a strategy of investing in or acquiring companies which we believe have attractive investment return characteristics.

●	United Online, Inc. (“UOL” or “United Online”), which we acquired on July 1, 2016, is a communications company that offers consumer subscription services and products, consisting of Internet access services and devices under the NetZero and Juno brands primarily sold in the United States.

●	magicJack VocalTec Ltd. (“magicJack”), which we acquired on November 14, 2018, is a Voice over IP (“VoIP”) cloud-based technology and services communications provider.

BR Brand Holdings LLC (“BR Brand”), in which we acquired a majority investment interest on October 28, 2019, provides licensing of a brand investment portfolio. BR Brand owns the assets and intellectual property related to licenses of six brands: Catherine Malandrino, English Laundry, Joan Vass, Kensie Girl, Limited Too and Nanette Lepore.

We are headquartered in Los Angeles with offices in major cities throughout the United States including New York, Chicago, Boston, Dallas, Memphis, Metro Washington D.C and West Palm Beach.

For financial reporting purposes we classify our businesses into five operating segments: (i) Capital Markets, (ii) Auction and Liquidation, (iii) Valuation and Appraisal, (iv) Principal Investments – United Online and magicJack, and (v) Brands.

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

Brands Segment. Our Brands segment consists of our brand investment portfolio that is focused on generating revenue through the licensing of trademarks and is held by BR Brand.

Recent Developments

Securities Offerings

Preferred Stock Offering

On October 7, 2019, we closed our underwritten public offering of depositary shares (the “Depositary Shares”), each representing 1/1000th of a share of 6.875% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”). The liquidation preference of each share of Series A Preferred Stock is $25,000 ($25.00 per Depositary Share). At the closing, we issued 2,000 shares of Series A Preferred Stock represented by 2,000,000 Depositary Shares issued. The offering was conducted pursuant to an underwriting agreement, dated October 2, 2019, by and among us and B. Riley FBR, as representative of the several underwriters named therein. On October 11, 2019, we closed on the issuance of an additional 300,000 additional Depositary Shares pursuant to the full exercise of the underwriters’ over-allotment option. The Depositary Shares were offered pursuant to our shelf registration statement on Form S-3 (Registration No. 333-233907) initially filed with the SEC on September 23, 2019 and declared effective by the SEC on September 30, 2019 (the “September 2019 Shelf Registration”).

December 2019 At Market Issuance Sales Agreement

On December 5, 2019, we entered into an At Market Issuance Sales Agreement (the “December 2019 Sales Agreement”) with B. Riley FBR, pursuant to which the Company may offer and sell, from time to time, up to $100,000,000 of the Company’s 7.25% Senior Notes due 2027 (the “7.25% 2027 Notes”), 7.50% Senior Notes due 2027 (the “7.50% 2027 Notes”), 7.375% Senior Notes due 2023 (the “7.375% 2023 Notes”), 6.875% Senior Notes due 2023 (the “6.875% 2023 Notes”), 6.75% Senior Notes due 2024 (the “2024 Notes”) and 6.50% Senior Notes due 2026 (the “2026 Notes”), Common Stock and Depositary Shares (collectively, the “December 2019 Offered Securities”). Sales of the December 2019 Offered Securities pursuant to the Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. B. Riley FBR is not required to sell any specific number of the December 2019 Offered Securities, but B. Riley FBR will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between B. Riley FBR and the Company. Under the December 2019 Sales Agreement, B. Riley FBR will be entitled to compensation of up to 2.0% of the gross proceeds of all December 2019 Offered Securities sold through it as the Company’s agent.

6.375 Senior Notes due 2025

On February 12, 2020, we closed our underwritten public offering of $132,250,000 aggregate principal amount of 6.375% Senior Notes due 2025 (the “2025 Notes”), which included $17.25 million of notes issued pursuant to the full exercise by the underwriters of their overallotment option. The offering was conducted pursuant to an underwriting agreement, dated February 10, 2020, by and among us and B. Riley FBR, as representative of the several underwriters named therein. The 2025 Notes were offered pursuant to the September 2019 Shelf Registration and the Company’s registration statement on Form S-3 (Registration No. 333-236347) filed with the SEC and effective on February 10, 2020.

February 2020 Shelf Registration Statement and At Market Issuance Sales Agreement

On February 14, 2020, we filed a registration statement on Form S-3 (Registration No. 333-236463) with the SEC for up to $350,000,000 of the Company’s common stock, preferred stock, warrants, debt securities, depositary shares and/or units (the “February 2020 Registration Statement”), which was declared effective by the SEC on February 24, 2020. Contemporaneously, we entered into an At Market Issuance Sales Agreement (the “February 2020 Sales Agreement”) with B. Riley FBR, pursuant to which the Company may offer and sell, from time to time, up to $150,000,000 of 7.25% 2027 Notes, 7.375% 2023 Notes, 6.875% 2023 Notes, 2024 Notes, 2026 Notes, 2025 Notes, and Depositary Shares (collectively, the “February 2020 Offered Securities”). Sales of the February 2020 Offered Securities pursuant to the Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. B. Riley FBR is not required to sell any specific number of the February 2020 Offered Securities, but B. Riley FBR will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between B. Riley FBR and the Company. Under the February 2020 Sales Agreement, B. Riley FBR will be entitled to compensation of up to 2.0% of the gross proceeds of all February 2020 Offered Securities sold through it as the Company’s agent.

Acquisition of Majority Interest in BR Brand

On October 28, 2019, the Company and B. Riley Brand Management LLC, an indirect wholly-owned subsidiary of the Company (the “B. Riley Member”), completed the acquisition of a majority equity interest in BR Brand in exchange for (i) aggregate consideration of $116.5 million in cash and (ii) the issuance by the Company to Bluestar, an affiliate of the manager of BR Brand, of a warrant to purchase up to 200,000 shares of the Company’s Common Stock, par value $0.0001 per share, at an exercise price per share equal to $26.24. One-third of the shares of common stock issuable under the Warrant vested and became exercisable immediately upon its issuance at the Closing, and the remaining two-thirds of such shares of common stock will vest and become exercisable following the first and/or second anniversaries of the closing, subject to BR Brand’s (or another related joint venture with Bluestar) satisfaction of specified financial performance targets. In connection with the closing, the manager of BR Brand caused the transfer to BR Brand of certain trademarks, domain names, license agreements and related assets from existing brand owners. Each of the B. Riley Member and the manager of BR Brand is, as applicable, subject to certain post-closing obligations to indemnify BR Brand for breaches of representations or warranties, covenants certain tax liabilities certain pre-closing liabilities.

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

Sales, Trading and Corporate Services

Our sales and trading professionals distribute B. Riley proprietary research products to our institutional investor clients and high net worth individuals. B. Riley FBR sales and trading also sells the securities of companies in which B. Riley FBR acts as an underwriter and executes equity trades on behalf of clients. We maintain active trading relationships with substantially all major institutional money managers. Our equity and fixed income traders make markets in approximately 1,036 securities. B. Riley FBR also conducts securities lending activities which involves the borrowing and lending of equity and fixed income securities. Our corporate services include retail orders, block trades, Rule 144 transactions, cashless exercise of options, and corporate equity repurchase programs.

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

Our research department includes research analysts maintaining coverage on a variety of companies in a variety of industry sectors. Our research department annually organizes non-deal road shows for issuers in our targeted industries. To provide our institutional clients access to management teams of companies in our coverage universe and others, our research department has held 21 consecutive annual institutional investor conferences.

Capital Management

We provide investment management services under our subsidiary, B. Riley Capital Management, LLC. The registered investment advisor manages private investment funds, including a fund of funds. All of the funds managed typically invest in both public and private equity and debt. Investors in the various funds include institutional, high net worth, and individual investors. GACP is the general partner of GACP I, L.P. and GACP II, L.P., direct lending funds that provide senior secured loans and second lien secured loan facilities to middle market public and private U.S. companies.

Proprietary Trading

We engage in trading activities for strategic investment purposes (i.e. proprietary trading) utilizing the firm’s capital. Proprietary trading activities include investments in public and private stock and debt securities. In 2010, the federal government passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). Dodd-Frank significantly restructured and intensified regulation in the financial services industry, and the “Volcker Rule” was promulgated under Dodd-Frank. The Volcker Rule provides for a limitation on proprietary trading and investments by bank holding companies and banks. We are not a bank holding company or bank and, as a result, the Volcker Rule and its proprietary trading and investment limitations do not apply to us.

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

magicJack Devices

The magicJack is a VoIP device weighing about one ounce which includes an initial access right period. Customers receive free VoIP phone service for their home, enterprise or while traveling. The initial access right period for the different versions ranges from three to twelve months. The current device available for purchase is the magicJack GO, which includes a twelve month access right period. magicJack devices are sold either directly to customers through our website or through retailers.

Mobile apps

The Company also offers magicJack mobile apps, which are applications that allow users to make and receive telephone calls through their smart phones or devices. The mobile apps allow customers to place and receive telephone calls in the U.S. or Canada on their mobile devices through either an existing or new magicJack account. The mobile apps also give users the ability to add a second phone number to their smart phone for a monthly or annual fee. Customers may purchase international minutes to place telephone calls through the magicJack device or mobile apps to locations outside of the U.S. and Canada.

Access Right Renewals

Customers who own a magicJack device or mobile app may renew access rights for periods ranging from one month to five years.

Other magicJack-Related Products

The Company offers customers other optional products related to their magicJack devices and services, such as custom or vanity phone numbers, Canadian phone numbers and the ability to either change their existing phone numbers or port them to a magicJack device.

Prepaid Minutes

The Company’s customers can purchase international minutes on a prepaid basis.

Access and Wholesale Charges

The Company generates revenues from access fees charged to other carriers, as well as wholesaling telephone service to VoIP providers and telecommunication carriers.

UCaaS Services and Equipment

The Company provided hosted communication services and sold hardware and network equipment that are compatible with the service, through its subsidiary, Broadsmart, which was sold during 2019.

Advertising and other revenue

Advertising and other revenues are primarily derived from various advertising, marketing and media-related initiatives. The majority of our advertising and other revenues include advertising revenues from search placements, display advertisements and online market research associated with our Internet access and email services.

Brands

Our brand investment portfolio focuses on generating revenue through the licensing of trademarks. The Company holds a majority ownership interest in BR Brand, which owns the assets and intellectual property related to licenses of six brands: Catherine Malandrino, English Laundry, Joan Vass, Kensie Girl, Limited Too and Nanette Lepore as well as an investment in the Hurley Brand with Bluestar Alliance LLC (“Bluestar”). The Company intends to grow licensing revenue from the brand holdings in partnership with Bluestar by leveraging its extensive relationships and strategic partnerships in the retail sector. The Company intends to pursue future acquisitions of consumer brands, intellectual property, trademarks and licenses, and participate in select transactions as an equity owner.

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

B. Riley Wealth Management

We act as financial wealth management advisors to individuals, families, small businesses, non-profit organizations, and qualified retirement plans.  Our investment services are primarily comprised of asset management services to meet the financial plans, financial goals and needs of our customers. We service our customers through a network of 21 branch offices located in 14 states primarily located in the Mid-west and Southern section of the United States.

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

magicJack

magicJack provides complete phone service for home, enterprise and while traveling for retailers, wholesalers or directly to customer over the period associated with the access right period. The Company provides customers with an ability to make and receive telephone calls through their smart phones, add a second phone number to their smart phone and purchase prepaid minutes to place telephone calls through the magicJack device or mobile apps to locations outside of the U.S. and Canada.

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

We face competition on magicJack device sales from Apple, Samsung, Motorola and other manufacturers of smart phones, tablets and other handheld wireless devices. Also, we compete against established alternative voice communication providers, such as Vonage, Google Voice, Ooma, and Skype, which is another non-interconnected voice provider, and may face competition from other large, well-capitalized Internet companies. In addition, we compete with independent broadband telephone service providers.

Brands

Our brand investment portfolio competes with companies that own other brands and trademarks, as these companies could enter into similar licensing arrangements with retailers and wholesalers in the United States and internationally. These arrangements could be with our existing retail and wholesale partners, thereby competing with us for consumer attention and limited floor or rack space in the same stores in which our branded products are sold, and vying with us for the time and resources of the retailers and wholesale licensees that manufacture and distribute our products. These companies may be able to respond more quickly to changes in retailer, wholesaler and consumer preferences and devote greater resources to brand acquisition, development and marketing. We may not be able to compete effectively against these companies.

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

B. Riley FBR and B. Riley Wealth Management are registered as securities broker-dealers with the SEC and are members of FINRA. FINRA is a self-regulatory body composed of members such as our broker-dealer subsidiary that have agreed to abide by the rules and regulations of FINRA. FINRA may expel, fine and otherwise discipline member firms and their employees. B. Riley FBR and B. Riley Wealth Management are licensed as broker-dealers in all 50 states in the U.S., requiring us to comply with the laws, rules and regulations of each such state. Each state may revoke the license to conduct securities business, fine and otherwise discipline broker-dealers and their employees. We are also registered with NASDAQ and must comply with its applicable rules.

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

Our asset management subsidiaries, B. Riley Capital Management, LLC and B. Riley Wealth Management, are SEC-registered investment advisers, and accordingly subject to regulation by the SEC. Requirements under the Investment Advisors Act of 1940 include record-keeping, advertising and operating requirements, and prohibitions on fraudulent activities.

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

In addition, the SEC staff has conducted studies with respect to soft dollar practices in the brokerage and asset management industries and proposed interpretive guidance regarding the scope of permitted brokerage and research services in connection with soft dollar practices

In July 2010, Congress enacted Dodd-Frank. Dodd-Frank institutes a wide range of reforms that impact financial services firms and resulted in significant rule-making. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. Certain provisions of Dodd-Frank remain subject to further rulemaking procedures and studies. As a result, we cannot assess the impact of these new legislative and regulatory changes on our business at the present time.

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

In the United States, magicJack is subject to federal regulation under the rules and regulations of the Federal Communications Commission (“FCC” or the “Commission”) and various state and local regulations. magicJack provides broadband telephone services using VoIP technology and/or services treated as information services by the FCC. magicJack is also licensed as a Competitive Local Exchange Carrier (“CLEC”) and is subject to extensive federal and state regulation applicable to CLECs. The FCC has to date asserted limited statutory jurisdiction and regulatory authority over the operations and offerings of certain providers of broadband telephone services, including non-interconnected VoIP. FCC regulations may now, or may in the future, be applied to magicJack’s broadband telephone operations. Other FCC regulations apply to magicJack because it provides international calling capability. Some of the magicJack’s operations are also subject to regulation by state public utility commissions.

Employees

As of December 31, 2019, we had 982 full time employees. We are not a party to any collective bargaining agreements. We have never experienced a work stoppage or strike and believe that relations with our employees are good.

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

Acquisition of FBR

On June 1, 2017, we completed the purchase of all of the outstanding common stock of FBR Capital Markets & Co. (“FBR”), a mid-sized investment bank with operations primarily in Washington D.C and New York, pursuant to a purchase agreement we entered into with FBR on February 17, 2017. The aggregate purchase price for the acquisition was $73.5 million in a stock transaction through the issuance of 4,831,633 shares of our common stock. Upon completion of the acquisition, we integrated and merged the investment banking operations of B. Riley & Co, LLC. with and into FBR and changed the name of FBR to B. Riley FBR.

Acquisition of Majority Interest in BR Brand

On October 28, 2019, the Company and the “B. Riley Member”, completed the acquisition of a majority equity interest in BR Brand as described above under the heading “Recent Developments”.

Available Information

We were incorporated in Delaware in May 2009. We maintain a website at www.brileyfin.com. The information on our website is not a part of, or incorporated in, this Annual Report. We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, among other reports and filings, with the SEC, and make available, free of charge, on or through our website, such reports and filings and amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The public may obtain copies of these reports and filings and any amendments thereto at the SEC’s Internet site, www.sec.gov.

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

We rely on projections of revenues in developing our operating plans for the future and will base our expectations regarding expenses on these projections and plans. If we inaccurately forecast revenues and/or earnings, or fail to accurately project expenses, “FBR” we may be unable to adjust our spending in a timely manner to compensate for these inaccuracies and, as a result, may suffer operating losses and such losses could have a negative impact on our financial condition and results of operations. If, for any reason, we fail to meet company, investor or analyst projections of revenue, growth or earnings, the market price of the common stock could decline and you may lose all or part of your investment.

Conditions in the financial markets and general economic conditions have impacted and may continue to impact our ability to generate business and revenues, which may cause significant fluctuations in our stock price.

Our business has been in the past, and we expect it in the future to be, be materially affected by conditions in the financial market and general economic conditions, such as the level and volatility of interest rates, investor sentiment, the availability and the cost of credit, the U.S. mortgage market, the U.S. real estate market, volatile energy prices, consumer confidence, unemployment, the adverse effects of events such as outbreaks of contagious disease (such as the novel coronavirus), and geopolitical issues. Further, certain aspects of our business are cyclical in nature and changes in the current economic environment may require us to adjust our sales and marketing practices and react to different business opportunities and modes of competition. If we are not successful in reacting to changing economic conditions, we may lose business opportunities which could harm our financial condition. For example, we are more likely to conduct auctions and liquidations in connection with insolvencies and store closures during periods of economic downturn relative to periods of economic expansion. Conversely, during an economic downturn, financial institutions that provide asset-based loans typically reduce the number of loans made, which reduces their need for our Valuation and Appraisal services.

In addition, weakness or disruption in equity markets and diminished trading volume of securities could adversely impact our sales and trading business in the future. Any industry-wide declines in the size and number of underwritings and mergers and acquisitions transactions could also have an adverse effect on our investment banking revenues. Reductions in the trading prices for equity securities tend to reduce the transaction value of investment banking transactions, such as underwriting and mergers and acquisitions transactions, which in turn may reduce the fees we earn from these transactions. Market conditions may also affect the level and volatility of securities prices and the liquidity and value of investments in our funds and proprietary inventory, and we may not be able to manage our business’s exposure to these market conditions. In addition to these factors, deterioration in the financial markets or economic conditions could materially affect our investment banking business in other ways, including the following:

●	Our opportunity to act as underwriter or placement agent could be adversely affected by a reduction in the number and size of capital raising transactions or by competing sources of equity.

●	The number and size of mergers and acquisitions transactions or other strategic advisory services where we act as adviser could be adversely affected by continued uncertainties in valuations related to asset quality and creditworthiness, volatility in the equity markets, and diminished access to financing.

●	Market volatility could lead to a decline in the volume of transactions that we execute for our customers and, therefore, to a decline in the revenue we receive from commissions and spreads.

●	We may experience losses in securities trading activities, or as a result of write-downs in the value of securities that we own, as a result of deteriorations in the businesses or creditworthiness of the issuers of such securities.

●	We may experience losses or write downs in the realizable value of our proprietary investments due to the inability of companies we invest in to repay their borrowings.

●	Our access to liquidity and the capital markets could be limited, preventing us from making proprietary investments and restricting our sales and trading businesses.

●	We may incur unexpected costs or losses as a result of the bankruptcy or other failure of companies for which we have performed investment banking services to honor ongoing obligations such as indemnification or expense reimbursement agreements.

●	Sudden sharp declines in market values of securities can result in illiquid markets and the failure of counterparties to perform their obligations, which could make it difficult for us to sell securities, hedge securities positions, and invest funds under management.

●	As an introducing broker to clearing firms, we are responsible to the clearing firm and could be held liable for the defaults of our customers, including losses incurred as the result of a customer’s failure to meet a margin call. When we allow customers to purchase securities on margin, we are subject to risks inherent in extending credit. This risk increases when a market is rapidly declining and the value of the collateral held falls below the amount of a customer’s indebtedness. If a customer’s account is liquidated as the result of a margin call, we are liable to our clearing firm for any deficiency.

●	Competition in our investment banking, sales, and trading businesses could intensify as a result of the increasing pressures on financial services companies and larger firms competing for transactions and business that historically would have been too small for them to consider.

●	Market volatility could result in lower prices for securities, which may result in reduced management fees calculated as a percentage of assets under management.

●	Market declines could increase claims and litigation, including arbitration claims from customers.

●	Our industry could face increased regulation as a result of legislative or regulatory initiatives. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

●	Government intervention may not succeed in improving the financial and credit markets and may have negative consequences for our business.

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

On June 23, 2016, the United Kingdom left the European Union, commonly referred to as “Brexit”. Events related to Brexit are causing significant political uncertainty in both the United Kingdom and the European Union. The impact of Brexit and the resulting effect on the political and economic future of the United Kingdom and the European Union is uncertain, and our business may be adversely affected in ways we do not currently anticipate. Brexit may result in a significant change in the British regulatory environment, which may likely increase our compliance costs. We may find it more difficult to conduct business in the United Kingdom and the European Union, as Brexit may result in increased restrictions on the movement of capital, goods and personnel. Depending on developments with respect to Brexit, we may decide to relocate or otherwise alter our European operations to respond to the new business, legal, regulatory, tax and trade environments that may result.

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

Secure processing, storage and transmission of confidential and other information in our internal and outsourced computer systems and networks also is critically important to our business. We take protective measures and endeavor to modify them as circumstances warrant. However, our computer systems and software are subject to unauthorized access, computer viruses or other malicious code, inadvertent, erroneous or intercepted transmission of information (including by e-mail), and other events that have had an information security impact. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

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

The continued growth of electronic trading and the introduction of new technologies is changing our market-making business and presenting new challenges. Securities, futures and options transactions are increasingly occurring electronically, through alternative trading systems. We expect that the trend toward alternative trading systems will continue to accelerate. This acceleration could further increase program trading, increase the speed of transactions and decrease our ability to participate in transactions as principal, which would reduce the profitability of our market-making business. Some of these alternative trading systems compete with our market-making business and with our algorithmic trading platform, and we may experience continued competitive pressures in these and other areas. Significant resources have been invested in the development of our electronic trading systems, which includes our at-the-market business, but there is no assurance that the revenues generated by these systems will yield an adequate return on the investment, particularly given the increased program trading and increased percentage of stocks trading off of the historically manual trading markets.

Pricing and other competitive pressures may impair the revenues of our sales and trading business.

We derive a significant portion of our revenues for our investment banking operations from our sales and trading business. There has been intense price competition and trading volume reduction in this business in recent years. In particular, the ability to execute trades electronically and through alternative trading systems has increased the downward pressure on per share trading commissions and spreads. We expect these trends toward alternative trading systems and downward pricing pressure in the business to continue. We experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by competing on the basis of price or by using their own capital to facilitate client trading activities. In addition, we face pressure from our larger competitors, many of whom are better able to offer a broader range of complementary products and services to clients in order to win their trading business. These larger competitors may also be better able to respond to changes in the research, brokerage and investment banking industries, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally. As we are committed to maintaining and improving our comprehensive research coverage in our target sectors to support our sales and trading business, we may be required to make substantial investments in our research capabilities to remain competitive. If we are unable to compete effectively in these areas, the revenues of our sales and trading business may decline, and our business, results of operations and financial condition may be harmed.

Some of our large institutional sales and trading clients in terms of brokerage revenues have entered into arrangements with us and other investment banking firms under which they separate payments for research products or services from trading commissions for sales and trading services, and pay for research directly in cash, instead of compensating the research providers through trading commissions (referred to as “soft dollar” practices). In addition, we have entered into certain commission sharing arrangements in which institutional clients execute trades with a limited number of brokers and instruct those brokers to allocate a portion of the commission directly to us or other broker-dealers for research or to an independent research provider. If more of such arrangements are reached between our clients and us, or if similar practices are adopted by more firms in the investment banking industry, we expect that would increase the competitive pressures on trading commissions and spreads and reduce the value our clients place on high quality research. Conversely, if we are unable to make similar arrangements with other investment managers that insist on separating trading commissions from research products, volumes and trading commissions in our sales and trading business also would likely decrease.

Larger and more frequent capital commitments in our trading and underwriting businesses increase the potential for significant losses.

Certain financial services firms make larger and more frequent commitments of capital in many of their activities. For example, in order to win business, some investment banks increasingly commit to purchase large blocks of stock from publicly traded issuers or significant stockholders, instead of the more traditional marketed underwriting process in which marketing is typically completed before an investment bank commits to purchase securities for resale. We have participated in this activity and expect to continue to do so and, as a result, we are subject to increased risk. Conversely, if we do not have sufficient regulatory capital to so participate, our business may suffer. Furthermore, we may suffer losses as a result of the positions taken in these transactions even when economic and market conditions are generally favorable for others in the industry.

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

From time to time, we use our capital, including on a leveraged basis, in proprietary investments in both private company and public company securities that may be illiquid and volatile. The equity securities of a privately-held entity in which we make a proprietary investment are likely to be restricted as to resale and are otherwise typically highly illiquid. In the case of fund or similar investments, our investments may be illiquid until such investment vehicles are liquidated. We expect that there will be restrictions on our ability to resell the securities that we acquire for a period of up to one year after we acquire those securities. Thereafter, a public market sale may be subject to volume limitations or dependent upon securing a registration statement for an initial and potentially secondary public offering of the securities. We may make Principal Investments that are significant relative to the overall capitalization of the investee company and resales of significant amounts of these securities might be subject to significant limitations and adversely affect the market and the sales price for the securities in which we invest. In addition, our Principal Investments may involve entities or businesses with capital structures that have significant leverage. The large amount of borrowing in the leveraged capital structure increases the risk of losses due to factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investment or its industry. In the event of defaults under borrowings, the assets being financed would be at risk of foreclosure, and we could lose our entire investment.

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

We are exposed to credit risk from a variety of our activities and we may not be able to fully realize the value of the collateral securing certain of our loans.

We are generally exposed to the risk that third parties that owe us money, securities or other assets will fail to meet their obligations to us due to numerous causes, including bankruptcy, lack of liquidity, or operational failure, among others. Additionally, when we guarantee or backstop the obligations of third parties, we are exposed to the risk that our guarantee or backstop may be called by the holder following a default by the primary obligor, which could cause us to incur significant losses, and, when our obligations are secured, expose us to the risk that the holder may seek to foreclose on collateral pledged by us.

We incur credit risk through loans, lines of credit, guarantees and backstop commitments issued to or on behalf of businesses and individuals, and other loans collateralized by a variety of assets, including securities. Our credit risk and credit losses can increase if our loans or investments are concentrated among borrowers or issuers engaged in the same or similar activities, industries, or geographies, or to borrowers or issuers who as a group may be uniquely or disproportionately affected by economic or market conditions. The deterioration of an individually large exposure, for example due to natural disasters, health emergencies or pandemics, acts of terrorism, severe weather events or other adverse economic events, could lead to additional loan loss provisions and/or charges-offs, or credit impairment of our investments, and subsequently have a material impact on our net income and regulatory capital.

The amount and duration of our credit exposures have been increasing over the past year, as have the breadth and size of the entities to which we have credit exposures.

We permit our clients to purchase securities on margin. During periods of steep declines in securities prices, the value of the collateral securing client margin loans may fall below the amount of the purchaser’s indebtedness. If clients are unable to provide additional collateral for these margin loans, we may incur losses on those margin transactions. This may cause us to incur additional expenses defending or pursuing claims or litigation related to counterparty or client defaults.

Although a substantial amount of our loans to counterparties are protected by holding security interests in the assets or equity interests of the borrower, we may not be able to fully realize the value of the collateral securing our loans due to one or more of the following factors:

●	Our loans may be unsecured, therefore our liens on the collateral, if any, are subordinated to those of the senior secured debt of the borrower, if any. As a result, we may not be able to control remedies with respect to the collateral.

●	The collateral may not be valuable enough to satisfy all of the obligations under our secured loan, particularly after giving effect to the repayment of secured debt of the borrower that ranks senior to our loan.

●	Bankruptcy laws may limit our ability to realize value from the collateral and may delay the realization process.

●	Our rights in the collateral may be adversely affected by the failure to perfect security interests in the collateral.

●	The need to obtain regulatory and contractual consents could impair or impede how effectively the collateral would be liquidated and could affect the value received.

●	Some or all of the collateral may be illiquid and may have no readily ascertainable market value. The liquidity and value of the collateral could be impaired as a result of changing economic conditions, competition, and other factors, including the availability of suitable buyers.

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

Our executive officers, directors and their affiliates own or control, in the aggregate, approximately 24.3% of our outstanding common stock as of December 31, 2019. In particular, our Chairman and Co-Chief Executive Officer, Bryant R. Riley, owns or controls, in the aggregate, 4,717,755 shares of our common stock or 17.5% of our outstanding common stock as of December 31, 2019. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:

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

magicJack competes with the traditional telephone service providers, which provide telephone service using the public switched telephone network. Certain of these traditional providers have also added, or are planning to add, broadband telephone services to their existing telephone and broadband offerings. We also face, or expect to face, competition from cable companies, which offer broadband telephone services to their existing cable television and broadband offerings. Further, wireless providers offer services that some customers may prefer over wireline-based service. In the future, as wireless companies offer more minutes at lower prices, their services may become more attractive to customers as a replacement for broadband or wireline-based phone service. We face competition on magicJack device sales from manufacturers of smart phones, tablets and other handheld wireless devices. Also, we compete against established alternative voice communication providers, and may face competition from other large, well-capitalized Internet companies. In addition, we compete with independent broadband telephone service providers.

Our brand investment portfolio competes with companies that own other brands and trademarks, as these companies could enter into similar licensing arrangements with retailers and wholesalers in the United States and internationally. These arrangements could be with our existing retail and wholesale partners, thereby competing with us for consumer attention and limited floor or rack space in the same stores in which our branded products are sold, and vying with us for the time and resources of the retailers and wholesale licensees that manufacture and distribute our products. These companies may be able to respond more quickly to changes in retailer, wholesaler and consumer preferences and devote greater resources to brand acquisition, development and marketing.

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

B. Riley FBR, our broker-dealer subsidiary, is subject to the net capital requirements of the SEC, FINRA, and various self-regulatory organizations of which it is a member. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Failure to maintain the required net capital may subject a firm to limitation of its activities, including suspension or revocation of its registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies, and ultimately may require its liquidation. Failure to comply with the net capital rules could have material and adverse consequences, such as:

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

Furthermore, B. Riley FBR is subject to laws that authorize regulatory bodies to block or reduce the flow of funds from it to B. Riley Financial, Inc. As a holding company, B. Riley Financial, Inc. depends on dividends, distributions and other payments from its subsidiaries to fund dividend payments, if any, and to fund all payments on its obligations, including debt obligations. As a result, regulatory actions could impede access to funds that B. Riley Financial, Inc. needs to make payments on obligations, including debt obligations, or dividend payments. In addition, because B. Riley Financial, Inc. holds equity interests in the firm’s subsidiaries, its rights as an equity holder to the assets of these subsidiaries may not materialize, if at all, until the claims of the creditors of these subsidiaries are first satisfied.

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

Our common shares began trading on the over-the-counter bulletin board in August 2009, and we obtained approval to list and trade our shares on the NASDAQ Capital Market on July 16, 2015. On November 16, 2016, we began trading our shares on the NASDAQ Global Market. Trading of our common stock has in the past been highly volatile with low trading volume and an active trading market for shares of our common stock may not develop. In such case, selling shares of our common stock may be difficult because the limited trading market for our shares could result in lower prices and larger spreads in the bid and ask prices of our shares, as well as lower trading volume. Further, the market price of shares of our common stock could continue to fluctuate substantially. Additionally, if we are not able to maintain our listing on NASDAQ, then our common stock will again be quoted for trading on an over-the-counter quotation system and may be subject to more significant fluctuations in stock price and trading volume and large bid and ask price spreads.

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

As a result of the common stock offering that was completed on June 5, 2014, the Company had a more than 50% ownership shift in accordance with Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Accordingly, the Company may be limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As a result of the acquisition of UOL on July 1, 2016, the historical net operating losses of UOL are limited to offset income we generate post acquisition. As of December 31, 2019, the Company believes that the net operating loss that existed as of the more than 50% ownership shift will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance. However, to the extent that the Company is unable to utilize such net operating loss, it may have a material adverse effect on our financial condition and results of operations.

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

Asset management businesses have experienced a number of highly publicized regulatory inquiries which have resulted in increased scrutiny within the industry and new rules and regulations for mutual funds, investment advisors and broker-dealers. Our subsidiary, B. Riley Capital Management, LLC, is registered as an investment advisor with the SEC and regulatory scrutiny and rulemaking initiatives may result in an increase in operational and compliance costs or the assessment of significant fines or penalties against our asset management business, and may otherwise limit our ability to engage in certain activities. In addition, the SEC staff has conducted studies with respect to soft dollar practices in the brokerage and asset management industries and proposed interpretive guidance regarding the scope of permitted brokerage and research services in connection with soft dollar practices. The SEC staff has indicated that it is considering additional rulemaking in this and other areas, and we cannot predict the effect that additional rulemaking may have on our asset management or brokerage business or whether it will be adverse to us. In addition, Congress is currently considering imposing new requirements on entities that securitize assets, which could affect our credit activities. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business.

Financial reforms and related regulations may negatively affect our business activities, financial position and profitability.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) instituted a wide range of reforms that have impacted and will continue to impact financial services firms and continues to require significant rule-making. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. The legislation and regulation of financial institutions, both domestically and internationally, include calls to increase capital and liquidity requirements; limit the size and types of the activities permitted; and increase taxes on some institutions. FINRA’s oversight over broker-dealers and investment advisors may be expanded, and new regulations on having investment banking and securities analyst functions in the same firm may be created. Certain of the provisions of the Dodd-Frank Act remain subject to further rule making procedures and studies. As a result, we cannot assess the full impact of all of these legislative and regulatory changes on our business at the present time. However, these legislative and regulatory changes could affect our revenue, limit our ability to pursue business opportunities, impact the value of assets that we hold, require us to change certain of our business practices, impose additional costs on us, or otherwise adversely affect our businesses. If we do not comply with current or future legislation and regulations that apply to our operations, we may be subject to fines, penalties or material restrictions on our businesses in the jurisdiction where the violation occurred. Accordingly, such legislation or regulation could have an adverse effect on our business, results of operations, cash flows or financial condition.

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

Our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our financial condition, results of operations and business and the price of our common stock and other securities.

The Sarbanes-Oxley Act and the related rules require our management to conduct an annual assessment of the effectiveness of our internal control over financial reporting and require a report by our independent registered public accounting firm addressing our internal control over financial reporting. To comply with Section 404 of the Sarbanes-Oxley Act, we are required to document formal policies, processes and practices related to financial reporting that are necessary to comply with Section 404. Such policies, processes and practices are important to ensure the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within our organization.

If we fail for any reason to comply with the requirements of Section 404 in a timely manner, our independent registered public accounting firm may, at that time, issue an adverse report regarding the effectiveness of our internal control over financial reporting. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Any such event could adversely affect our financial condition, results of operations and business, and result in a decline in the price of our common stock and other securities.

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

Our business is increasingly dependent on critical, complex, and interdependent information technology (“IT”) systems, including Internet-based systems, some of which are managed or hosted by third parties, to support business processes as well as internal and external communications. The size and complexity of our IT systems make us vulnerable to, and we have experienced, IT system breakdowns, malicious intrusion, and computer viruses, which may result in the impairment of our ability to operate our business effectively.

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

In addition, the European Parliament and the Council of the European Union adopted a comprehensive general data privacy regulation (“GDPR”) in 2016 that took effect in May 2018 and governs the collection and use of personal data in the European Union. The GDPR, which is wide-ranging in scope, will impose several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, enhances enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater. In addition, the California Consumer Privacy Act effective on January 1, 2020 and applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA will give consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. In October 2019, the California Attorney General adopted regulations to implement the CCPA. In addition, similar laws have and may be adopted by other states where the Company does business. The impact of the CCPA and other state privacy laws on the Company’s business is yet to be determined.

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

We face competition on magicJack device sales from Apple, Samsung, Motorola and other manufacturers of smart phones, tablets and other handheld wireless devices. Also, we compete against established alternative voice communication providers, such as Vonage, Google Voice, Ooma, and Skype, which is another non-interconnected voice provider, and may face competition from other large, well-capitalized Internet companies. In addition, we compete with independent broadband telephone service providers.

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

If magicJack’s services are not commercially accepted by customers, our prospects for growth will suffer.

Our success in deriving a substantial amount of revenues from magicJack’s broadband telephone service offering sold to consumers and businesses relies on the commercial acceptance of our offering from consumers and business. Although we currently sell our services to a number of customers, it cannot be certain that future customers will find our services attractive. If customer demand for our services does not develop or develops more slowly than anticipated, it would have a material adverse effect on our business, results of operations and financial condition. Our success relies on the commercial acceptance of our offering from these advertisers and retailers. magicJack is not currently selling its advertising and retailing services and it cannot be certain future online advertisers and retailers will find its services attractive. If demand for these services does not develop or develops more slowly than anticipated, it would have a material adverse effect on our business, results of operations and financial condition.

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

Many state and local governments have sought to impose fees on customers of VoIP providers, or to collect fees from VoIP providers, to support implementation of E911 services in their area. The application of such fees with respect to magicJack users and use is not clear because various statutes and regulations may not cover our services, we do not bill our customers monthly, nor do we bill customers at all for telecommunication services. We may also not know the end user’s location because the magicJack devices and services are nomadic. Should a regulatory authority require payment of money from us for such support, we may be required to develop a mechanism to collect fees from our customers, which may or may not be satisfactory to the entity requesting us to be a billing agent. We cannot predict whether the collection of such additional fees or limitations on where our services are available would impact customers’ interest in purchasing our products.

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

Flaws in magicJack’s technology and systems could cause delays or interruptions of service, damage our reputation, cause us to lose customers and limit our growth.

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

Because we sell a significant amount of the magicJack devices, other devices and certain services to independent retailers, we are subject to many risks, including risks related to their inventory levels and support for magicJack’s products. In particular, magicJack’s retailers maintain significant levels of our products in their inventories. If retailers attempt to reduce their levels of inventory or if they do not maintain sufficient levels to meet customer demand, our sales could be negatively impacted.

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

We may not be able to maintain adequate customer care during periods of growth or in connection with our addition of new and complex devices or features, which could adversely affect our ability to grow and cause our financial results to be negatively impacted.

We consider our offshore customer care to be critically important to acquiring and retaining customers. A portion of our customer care for magicJack products is provided by third parties located in Costa Rica and the Philippines. This approach exposes us to the risk that we may not maintain service quality, control or effective management within these business operations. The increased elements of risk that arise from conducting certain operating processes in some jurisdictions could lead to an increase in reputational risk. Interruptions in our customer care caused by disruptions at our third-party facilities may cause us to lose customers, which could adversely affect our revenue and profitability. If our customer base expands rapidly in the U.S. or abroad, we may not be able to expand our outsourced customer care operations quickly enough to meet the needs of our customer base, and the quality of our customer care will suffer and our access right renewal rate may decrease. As we broaden our magicJack offerings and its customers build increasingly complex home networking environments, we will face additional challenges in training our customer care staff. We could face a high turnover rate among our customer service providers. We intend to have our customer care provider hire and train customer care representatives in order to meet the needs of our customer base. If they are unable to hire, train and retain sufficient personnel to provide adequate customer care, we may experience slower growth, increased costs and higher levels of customer attrition, which would adversely affect our business and results of operations.

If we are unable to maintain an effective process for local number portability provisioning, our growth may be negatively impacted.

We comply with requests for local number portability from our customers. Local number portability means that our customers can retain their existing telephone numbers when subscribing to magicJack’s services, and would in turn allow former customers to retain their telephone numbers should they subscribe to another carrier. If we are unable to maintain the technology to expedite porting our customers’ numbers, demand for our services may be reduced, and this will adversely affect our revenue and profitability.

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

The success of our business relies on customers’ continued and unimpeded access to broadband service. Providers of broadband services may be able to block our services or charge their customers more for also using our services, which could adversely affect our revenue and growth.

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

Multiple parties filed petitions seeking judicial review of the “Restoring Internet Freedom Order,” which were consolidated and heard by the United States Court of Appeals for the D.C. Circuit.  In October 2019, the D.C. Circuit largely upheld the FCC decision to eliminate legal prohibitions against broadband providers blocking, throttling, or otherwise degrading the quality of our data packets or attempting to extract additional fees from us or our customers, which could adversely impact our business.

We may be bound by certain FCC regulations relating to the provision of E911 service, and if we fail to comply with FCC regulations requiring us to provide E911 emergency calling services, we may be subject to fines or penalties.

In 2005, the FCC issued regulations requiring interconnected voice-over broadband providers to provide E911 services and to notify customers of any differences between the broadband telephone service emergency calling services and those available through traditional telephone providers and obtain affirmative acknowledgments from customers of those notifications. In 2019, the FCC adopted rules broadening the scope of its E911 requirements, including imposing 911 obligations on outbound VoIP providers – obligations that will take effect in two years.

Limitations on our ability to provide E911 service or comply with the FCC’s new mandates could materially limit our growth and have a material adverse effect on our profitability. We could be subjected to various fines and forfeitures. FCC rulings could also subject us to greater regulation in some states.

Regulatory rulings and/or carrier disputes could affect the manner in which we interconnect and exchange traffic with other providers and the costs and revenues associated with doing so.

We exchange calls with other providers pursuant to applicable law and interconnection agreements and other carrier contracts that define the rates, terms, and conditions applicable to such traffic exchange. The calls we exchange originate from and terminate to a customer that uses a broadband Internet connection to access our services and are routed using telephone numbers of the customer’s choosing. There is uncertainty, however, with respect to intercarrier compensation for such traffic while rules continue to be challenged in various courts. The FCC Report and Order issued in November 2011 has asserted its jurisdiction over such traffic. Various state commissions have also issued rulings with respect to the exchange of different categories of traffic under interconnection agreements. To the extent that another provider were to assert that the traffic we exchanges with them is subject to higher levels of compensation than we, or the third parties terminating our traffic to the PSTN, pay today (if any), or if other providers from whom we currently collect compensation for the exchange of such traffic refuse to pay it going forward, we may need to seek regulatory relief to resolve such a dispute. Given the recent changes to the intercarrier compensation regime, we cannot guarantee that the outcome of any proceeding would be favorable, and an unfavorable ruling could adversely affect the amounts we collect and/or pay to other providers in connection with the exchange of our traffic. The FCC clarified in January 2015 that its VoIP symmetry rule does not require a CLEC or its VoIP provider partner to provide the physical last-mile facility to the VoIP provider’s end user customers in order to provide the functional equivalent of end office switching, and thus for the CLEC to be eligible to assess access charges for this service. The ruling confirms that the VoIP symmetry rule is technology and facilities neutral and applies regardless of whether a CLEC’s VoIP partner is a facilities-based or over-the-top VoIP provider. However, in November 2016, the U.S. Court of Appeals for the D.C. Circuit vacated the FCC’s ruling. In December 2019, the Federal Communications Commission (FCC) issued an order on remand revisiting its interpretation of the VoIP symmetry rule, concluding that LECs may assesses end office switched access charges only if the LEC or its VoIP partner provides a physical connection to the last-mile facilities used to serve an end user.  If neither the LEC nor its VoIP partner provides such physical connection, it is not providing the functional equivalent of end office switched access and the LEC may not assess end office switched access charges.  The FCC also decided to give its order retroactive effect to “prevent an undue hardship being worked upon those parties who properly interpreted the VoIP Symmetry Rule and have been in disputes ever since.” We are still assessing the impact of this recent FCC order that will affect the amounts we collect and/or pay to other providers in connection with the exchange of our traffic.

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

Our magicJack service requires an operative broadband connection, and if the adoption of broadband does not progress as expected, the market for our services will not grow and we may not be able to grow our business and increase our revenue.

Use of magicJack’s service requires that the user be a subscriber to an existing broadband Internet service, most typically provided through a cable or digital subscriber line, or DSL, connection. Although the number of broadband subscribers in the U.S. and worldwide has grown significantly over the last five years, this service has not yet been adopted by all consumers and is not available in every part of the United States and Canada, particularly rural locations. If the adoption of broadband services does not continue to grow, the market for our services may not grow.

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

magicJack has operations located in Israel, and therefore our results may be adversely affected by political, economic and military conditions in Israel.

magicJack’s business and operations may be directly influenced by the political, economic and military conditions affecting Israel at any given time. A change in the security and political situation in Israel could have a material adverse effect on our business, operating results and financial condition. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, including Hezbollah in Lebanon and Hamas in the Gaza Strip. In the last few years, these conflicts involved missile strikes against civilian targets in various parts of Israel and negatively affected business conditions in Israel. In addition, political uprisings and conflicts in various countries in the Middle East, including Syria and Iraq, and including terrorist organizations gaining control and political power in the region such as the Islamic State of Iraq and Syria, or ISIS, are affecting the political stability of those countries. It is not clear how this instability will develop and how it will affect the political and security situation in the Middle East.

Our commercial insurance does not cover losses that may occur as a result of events associated with the security situation in the Middle East.  Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained.  Any losses or damages incurred by us could have a material adverse effect on our business, operating results and financial condition.

Furthermore, several countries, principally in the Middle East, restrict doing business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies if hostilities in the region continue or intensify. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our business, operating results and financial condition.

Our operations could be disrupted as a result of the obligation of magicJack’s personnel to perform military service.

Several of magicJack’s employees reside in Israel and may be required to perform annual military reserve duty and may be called for active duty under emergency circumstances at any time. Our operations could be disrupted by the absence for a significant period of time of one or more of these employees due to military service. Any such disruption could adversely affect our business, results of operations and financial condition.

The failure of our licensees to sell products that generate royalties to us, to pay us royalties pursuant to their license agreements with us, or to renew these agreements could negatively affect our results of operations and financial condition.

Our revenues are dependent on royalty payments made to us under our license agreements.  Although some of our license agreements guarantee a minimum royalty payment to us each year, the failure of our licensees to satisfy these or the other obligations under their agreements with us, their decision to not renew their agreements with us or their inability to grow or maintain their sales of products bearing our brands or their businesses generally could cause our revenues to decline.  These events or circumstances could occur for a variety of reasons, many of which are outside our control, including business and operational risks that impact our licensees’ ability to make payments and sell products generally, such as obtaining and maintaining desirable store locations and consumer acceptance and presence; retaining key personnel, including the specific individuals who work on sales and marketing for products bearing our brands; and liquidity and capital resources risks.  Further, the failure by any of our key licensees or the concurrent failure by several licensees to meet their financial obligations to us or to renew their respective license agreements with us could materially and adversely impact our results of operations and our financial condition.

Our brand investment portfolio is subject to intense competition.

We hold a majority interest in a brand investment portfolio that is focused on generating revenue through the licensing of trademarks. Therefore, our degree of success is dependent on the strength of our brands, consumer acceptance of our brands and our licensees’ ability to design, manufacture and sell products bearing our brands, all of which is dependent on the ability of us and our licensees responding to ever-changing consumer demands.  We cannot control the level of consumer acceptance of our brands and changing preferences and trends may lead customers to purchase other products.  Further, we cannot control the level of resources that our licensees commit to supporting our brands, and our licensees may choose to support products bearing other brands to the detriment of our brands because our agreements generally do not prevent them from licensing or selling other products, including products bearing competing brands.

In addition, we compete with companies that own other brands and trademarks, as these companies could enter into similar licensing arrangements with retailers and wholesalers in the United States and internationally.  These arrangements could be with our existing retail and wholesale partners, thereby competing with us for consumer attention and limited floor or rack space in the same stores in which our branded products are sold, and vying with us for the time and resources of the retailers and wholesale licensees that manufacture and distribute our products.  These companies may be able to respond more quickly to changes in retailer, wholesaler and consumer preferences and devote greater resources to brand acquisition, development and marketing.  We may not be able to compete effectively against these companies.

If we or our brands are unable to compete successfully against current and future competitors, we may be unable to sustain or increase demand for products bearing our brands, which could have a material adverse effect on our reputation, prospects, performance and financial condition.

Our level of indebtedness, and restrictions under such indebtedness, could adversely affect our operations and liquidity.

Our senior notes include: (a) “the 6.875% 2023 Notes” with an aggregate principal amount of approximately $106.0 million; (b) “the 7.375% 2023 Notes” with an aggregate principal amount of approximately $122.1 million, (c) “the 7.25% 2027 Notes” with an aggregate principal amount of $120.1 million; (d) “the 7.50% 2027 Notes” with an aggregate principal amount of $118.0 million; (e) “2024 Notes” with an aggregate principal amount of approximately $106.6 million; (f) “2026 Notes” with an aggregate principal amount of approximately $124.2 million and (g) 2025 Notes with an aggregate principal amount of approximately $132.3 million. The Company periodically enters into At Market Issuance Sales Agreements with B. Riley FBR. Most recently, the Company entered into the December 2019 Sales Agreement on December 5, 2019 and the February 2020 Sales Agreement on February 14, 2020. Pursuant to the December 2019 Sales Agreement, the Company may sell from time to time, at the Company’s option, up to the aggregate principal amount of $100.0 million of the 6.875% 2023 Notes, 7.375% 2023 Notes, 2024 Notes, 2026 Notes, 7.25% 2027 Notes and 7.50% 2027 Notes, as well as the Company’s common stock and Depositary Shares. At December 31, 2019, the Company had $60.8 million available for offer and sale pursuant to the December 2019 Sales Agreement. Pursuant to the February 2020 Sales Agreement, the Company may sell from time to time, at the Company’s option, up to the aggregate principal amount of $150,000,000 of the 7.25% 2027 Notes, 7.375% 2023 Notes, 6.875% 2023 Notes, 2024 Notes, 2026 Notes, 2025 Notes and Depositary Shares.

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

The indenture under which our senior notes were issued offers limited protection to holders of our senior notes. The terms of the indenture and our senior notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on the holders of our senior notes. In particular, the terms of the indenture and our senior notes do not place any restrictions on our or our subsidiaries’ ability to:

●	issue debt securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to our senior notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to our senior notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to our senior notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to our senior notes with respect to the assets of our subsidiaries;

●	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities subordinated in right of payment to our senior notes;

●	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

●	enter into transactions with affiliates;

●	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

●	make investments; or

●	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

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

The 7.25% 2027 Notes are quoted on Nasdaq under the symbol “RILYG,” the 7.50% 2027 Notes are quoted on Nasdaq under the symbol “RILYZ,” the 7.375% 2023 Notes are quoted on Nasdaq under the symbol “RILYH,” the 6.875% 2023 Notes are quoted on Nasdaq under the symbol “RILYI,” the 2024 Notes are quoted on Nasdaq under the symbol “RILYO,” and the 2026 Notes are quoted on Nasdaq under the symbol “RILYN.” We cannot provide any assurances that an active trading market will develop for our senior notes or that our senior note holders will be able to sell their senior notes. If the senior notes are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. Accordingly, we cannot assure our senior note holders that a liquid trading market will develop for our senior notes, that our senior note holders will be able to sell our senior notes at a particular time or that the price our senior note holders receive when they sell will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for our senior notes may be harmed. Accordingly, our senior note holders may be required to bear the financial risk of an investment in our senior notes for an indefinite period of time.

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

The rating for the 7.25% 2027 Notes, 7.375% 2023 Notes, 6.875% 2023 Notes, 2024 Notes, 2026 Notes or 2025 Notes could at any time be revised downward or withdrawn entirely at the discretion of the issuing rating agency.

We have obtained a rating for the 7.25% 2027 Notes, 7.375% 2023 Notes, 6.875% 2023 Notes, 2024 Notes, 2026 Notes and 2025 Notes (collectively, the “Rated Notes”). Ratings only reflect the views of the issuing rating agency or agencies and such ratings could at any time be revised downward or withdrawn entirely at the discretion of the issuing rating agency. A rating is not a recommendation to purchase, sell or hold any of the Rated Notes. Ratings do not reflect market prices or suitability of a security for a particular investor and the rating of the Rated Notes may not reflect all risks related to us and our business, or the structure or market value of the Rated Notes. We may elect to issue other securities for which we may seek to obtain a rating in the future. If we issue other securities with a rating, such ratings, if they are lower than market expectations or are subsequently lowered or withdrawn, could adversely affect the market for or the market value of the Rated Notes.

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

In the event of a bankruptcy, liquidation, dissolution or winding-up of the affairs of the Company, the Company’s assets will be available to pay obligations on the 6.875% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), only after all of the Company’s indebtedness and other liabilities have been paid. The rights of holders of the Series A Preferred Stock to participate in the distribution of the Company’s assets will rank junior to the prior claims of the Company’s current and future creditors and any future series or class of preferred stock the Company may issue that ranks senior to the Series A Preferred Stock. In addition, the Series A Preferred Stock effectively ranks junior to all existing and future indebtedness and other liabilities of (as well as any preferred equity interests held by others in) the Company’s existing subsidiaries and any future subsidiaries. The Company’s existing subsidiaries are, and any future subsidiaries would be, separate legal entities and have no legal obligation to pay any amounts to the Company in respect of dividends due on the Series A Preferred Stock. If the Company is forced to liquidate its assets to pay its creditors, the Company may not have sufficient assets to pay amounts due on any or all of the Series A Preferred Stock then outstanding. The Company and its subsidiaries have incurred and may in the future incur substantial amounts of debt and other obligations that will rank senior to the Series A Preferred Stock. The Company may incur additional indebtedness and become more highly leveraged in the future, which could harm the Company’s financial position and potentially limit cash available to pay dividends. As a result, the Company may not have sufficient funds remaining to satisfy its dividend obligations relating to the Series A Preferred Stock if the Company incurs additional indebtedness.

Future offerings of debt or senior equity securities may adversely affect the market price of the Depositary Shares. If the Company decides to issue debt or senior equity securities in the future, it is possible that these securities will be governed by an indenture or other instrument containing covenants restricting the Company’s operating flexibility. Additionally, any convertible or exchangeable securities that the Company issues in the future may have rights, preferences and privileges more favorable than those of the Series A Preferred Stock and may result in dilution to owners of the Depositary Shares. The Company and, indirectly, the Company’s shareholders, will bear the cost of issuing and servicing such securities. Because the Company’s decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond the Company’s control, the Company cannot predict or estimate the amount, timing or nature of the Company’s future offerings. Thus, holders of the Depositary Shares will bear the risk of the Company’s future offerings reducing the market price of the Depositary Shares and diluting the value of their holdings in the Company.

The Company may issue additional shares of the Series A Preferred Stock and additional series of preferred stock that rank on a parity with the Series A Preferred Stock as to dividend rights, rights upon liquidation or voting rights.

The Company is allowed to issue additional shares of Series A Preferred Stock and additional series of preferred stock that would rank on a parity with the Series A Preferred Stock as to dividend payments and rights upon the Company’s liquidation, dissolution or winding up of the Company’s affairs pursuant to the Company’s articles of incorporation and the certificate of designation for the Series A Preferred Stock without any vote of the holders of the Series A Preferred Stock. The Company’s articles of incorporation authorize the Company to issue up to 1,000,000 shares of preferred stock in one or more series on terms determined by the Company’s Board of Directors. Prior to the issuance of Series A Preferred Stock, the Company had no outstanding series of preferred stock. However, the use of depositary shares enables the Company to issue significant amounts of preferred stock, notwithstanding the number of shares authorized by the Company’s articles of incorporation. The issuance of additional shares of Series A Preferred Stock and additional series of parity preferred stock could have the effect of reducing the amounts available to the Series A Preferred Stockholders upon the Company’s liquidation or dissolution or the winding up of the Company’s affairs. It also may reduce dividend payments on the Series A Preferred Stock issued and outstanding if the Company does not have sufficient funds to pay dividends on all Series A Preferred Stock outstanding and other classes of stock with equal priority with respect to dividends.

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

Holders of Depositary Shares will have extremely limited voting rights.

The voting rights of holders of Depositary Shares will be limited. The Company’s common stock is the only class of the Company’s securities that carries full voting rights. Voting rights for holders of Depositary Shares will exist primarily with respect to the ability to elect (together with the holders of other outstanding series of the Company’s preferred stock, or Depositary Shares representing interests in the Company’s preferred stock, or additional series of preferred stock the Company may issue in the future and upon which similar voting rights have been or are in the future conferred and are exercisable) two additional directors to the Company’s Board of Directors in the event that six quarterly dividends (whether or not declared or consecutive) payable on the Series A Preferred Stock are in arrears, and with respect to voting on amendments to the Company’s articles of incorporation or certificate of designation (in some cases voting together with the holders of other outstanding series of the Company’s preferred stock as a single class) that materially and adversely affect the rights of the holders of Depositary Shares (and other series of preferred stock, as applicable) or create additional classes or series of the Company’s stock that are senior to the Series A Preferred Stock, provided that in any event adequate provision for redemption has not been made. Other than the limited circumstances described in this prospectus supplement, holders of Depositary Shares will not have any voting rights.

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

Upon the occurrence of a Delisting Event or Change of Control (each as defined in the certificate of designation for the Series A Preferred Stock), holders of the Depositary Shares will have the right (unless, prior to the Delisting Event Conversion Date or Change of Control Conversion Date (each as defined in the certificate of designation for the Series A Preferred Stock), as applicable, the Company has provided or provide notice of the Company’s election to redeem the Series A Preferred Stock) to direct the depositary to convert some or all of the Series A Preferred Stock underlying their Depositary Shares into the Company’s common stock (or equivalent value of alternative consideration), and under these circumstances the Company will also have a special optional redemption right to redeem the Series A Preferred Stock. Upon such a conversion, the holders will be limited to a maximum number of shares of the Company’s common stock equal to the Share Cap (as defined in the certificate of designation for the Series A Preferred Stock) multiplied by the number of shares of Series A Preferred Stock converted. If the Common Stock Price is less than $11.49 (which is approximately 50% of the closing sale price per share of the Company’s common stock on October 1, 2019), subject to adjustment, the holders will receive a maximum number of shares of the Company’s common stock per depositary share, which may result in a holder receiving value that is less than the liquidation preference of the Depositary Shares. In addition, those features of the Series A Preferred Stock and Depositary Shares may have the effect of inhibiting a third party from making an acquisition proposal for the Company or of delaying, deferring or preventing a change of control of the Company under circumstances that otherwise could provide the holders of the Company’s common stock and Depositary Shares with the opportunity to realize a premium over the then-current market price or that shareholders may otherwise believe is in their best interests.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our headquarters are located in Woodland Hills, California in a leased facility. The following table sets forth the location and use of each of our properties, all of which are leased as of December 31, 2019.

Location	Use
Woodland Hills, California	Headquarters; Accounting, Information Technology and Human Resources offices; Appraisal, Auction and Liquidation and Principal Investments offices - United Online
Chicago, Illinois	Appraisal, Capital Markets offices
Dallas, Texas	Appraisal, Auction & Liquidation, Capital Markets
Needham, Massachusetts	Appraisal offices
Winston-Salem, North Carolina	Appraisal offices
New York, New York	Appraisal, Capital Markets, Wealth Management, and Legal offices
Sydney, Australia	Auction & Liquidation offices
Asbury Park, New Jersey	Capital Markets offices
Arlington, Virginia	Capital Markets offices
Atlanta, Georgia	Capital Markets offices
Auburn, Alabama	Capital Markets offices
Bakersfield, California	Capital Markets offices
Beachwood, Ohio	Capital Markets offices
Boston, Massachusetts	Capital Markets offices
Brighton, Michigan	Capital Markets offices
Charlotte, North Carolina	Capital Markets offices
Costa Mesa, California	Capital Markets offices
Denver, Colorado	Capital Markets offices
Devon, Pennsylvania	Capital Markets offices
East Lansing, Michigan	Capital Markets offices
Fort Lauderdale, Florida	Capital Markets offices
Franklin, Tennessee	Capital Markets, and Principal Investments offices - magicJack
Irvine, California	Capital Markets offices
Houston, Texas	Capital Markets offices
Huntersville, North Carolina	Capital Markets offices
Kansas City, Missouri	Capital Markets offices
Lafayette, Louisiana	Capital Markets offices
Los Angeles, California	Capital Markets offices
Memphis, Tennessee	Capital Markets offices, Information Technology
Miami, Florida	Capital Markets offices
Nashville, Tennessee	Capital Markets offices
New Canaan, Connecticut	Capital Markets offices
Norwalk, Connecticut	Capital Markets offices
Oberlin, Ohio	Capital Markets offices
Orlando, Florida	Capital Markets offices
Palatine, Illinois	Capital Markets offices
Parsippany, New Jersey	Capital Markets offices
Phoenix, Arizona	Capital Markets offices
Plymouth, Michigan	Capital Markets offices
San Francisco, California	Capital Markets offices
St. Louis, Missouri	Capital Markets offices
Tampa, Florida	Capital Markets offices
Tulsa, Oklahoma	Capital Markets offices
West Palm Beach, Florida	Capital Markets offices, and Principal Investments offices - magicJack
Wilton, Connecticut	Capital Markets offices
Netanya, Israel	Principal Investments offices - magicJack
Plano, Texas	Principal Investments offices - magicJack
Hyderabad, India	Principal Investments offices - United Online

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

On August 11, 2017, a putative class action lawsuit titled Freedman v. magicJack VocalTec Ltd. et al., Case 9-17-cv-80940, was filed against magicJack and its Board of Directors in the United States District Court for the Southern District of Florida (Case No: 9:17-cv-80940-RLR). Oral arguments were held on for January 17, 2020 and the Company is awaiting the court’s decision. The Company cannot estimate the amount of potential liability, if any, that could arise from this matter.

On January 5, 2017, complaints filed in November 2015 and May 2016 naming MLV & Co. (“MLV”), a broker-dealer subsidiary of FBR, as a defendant in putative class action lawsuits alleging claims under the Securities Act, in connection with the offerings of Miller Energy Resources, Inc. (“Miller”) have been consolidated. The Master Consolidated Complaint, styled Gaynor v. Miller et al., is pending in the United States District Court for the Eastern District of Tennessee, and, like its predecessor complaints, continues to allege claims under Sections 11 and 12 of the Securities Act against nine underwriters for alleged material misrepresentations and omissions in the registration statement and prospectuses issued in connection with six offerings (February 13, 2013; May 8, 2013; June 28, 2013; September 26, 2013; October 17, 2013 (as to MLV only) and August 21, 2014) with an alleged aggregate offering price of approximately $151 million. Court-ordered mediation before a federal magistrate took place on August 6, 2019, with no resolution. In December 2019, the Court lifted the stay on the proceedings (pending mediation) and remanded the case to state court.

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

As of February 27, 2020, there were approximately 146 holders of record of our Common Stock. This number does not include beneficial owners holding shares through nominees or in “street” name.

Dividend Policy

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. On March 3, 2020, we declared a regular dividend of $0.25 per share and special dividend of $0.10 per share that will be paid on or about March 31, 2020 to stockholders of record as of March 17, 2020. During the years ended December 31, 2019 and 2018, we paid cash dividends on our common stock of $41.1 million and $22.7 million, respectively. On August 1, 2019, the Board of Directors announced an increase to the regular quarterly dividend from $0.08 per share to $0.175 per share. While it is the Board’s current intention to make regular dividend payments of $0.175 per share each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

A summary of dividend activity for the years ended December 31, 2019 and 2018 was as follows:

			Regular	Special	Total
		Stockholder	Dividend	Dividend	Dividend
Date Declared	Date Paid	Record Date	Amount	Amount	Amount
October 30, 2019	November 26, 2019	November 14, 2019	$0.175	$0.475	$0.650
August 1, 2019	August 29, 2019	August 15, 2019	0.175	0.325	0.500
May 1, 2019	May 29, 2019	May 15, 2019	0.08	0.18	0.26
March 5, 2019	March 26, 2019	March 19, 2019	0.08	0.00	0.08
November 5, 2018	November 27, 2018	November 16, 2018	0.08	0.08	0.16
August 2, 2018	August 29, 2018	August 16, 2018	0.08	0.22	0.30
May 7, 2018	June 5, 2018	May 21, 2018	0.08	0.04	0.12
March 7, 2018	April 3, 2018	March 20, 2018	0.08	0.08	0.16

Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July and October. On October 15, 2019, the Company declared a cash dividend of $0.11458333 per Depositary Share. The dividend was paid on October 31, 2019 to holders of record as of the close of business on October 21, 2019. On January 9, 2020, the Company declared a cash dividend representing $0.4296875 per Depositary Share, which was paid on January 31, 2020 to holders of record as of the close of business on January 21, 2020.

Share Performance Graph

The following graph compares the cumulative total shareholder return on our common share with the cumulative total return on the Russell 2000 Index and a peer group index for the period from December 31, 2014 to December 31, 2019. The graph and table below assume that $100 was invested on the starting date and dividends, if any, were reinvested on the date of payment without payment of any commissions. The performance shown in the graph and table represents past performance and should not be considered an indication of future performance.

As of December 31,	2014	2015	2016	2017	2018	2019
B. Riley Financial, Inc.	$100	$103	$198	$203	$165	$312
Russell 2000	$100	$94	$113	$127	$112	$137
Industry Peer Group	$100	$79	$89	$101	$85	$98

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

Item 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of and for each of the five fiscal years ended December 31, 2019, and is derived from our Consolidated Financial Statements. The Consolidated Financial Statements as of December 31, 2019 and 2018, and for each of the years in the three-year period ended December 31, 2019, are included elsewhere in this report. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Consolidated Statement of Operations Data:

(Dollars in thousands, except share data)

	Year Ended December 31,
	2019	2018	2017	2016	2015
Revenues:
Services and fees	$566,956	$384,076	$302,113	$164,227	$101,929
Interest income - Loans and securities lending	77,221	38,277	19,756	8	—
Sale of goods	7,935	638	307	26,116	10,596
Total revenues	652,112	422,991	322,176	190,351	112,525
Operating expenses:
Direct cost of services	58,824	34,754	40,625	26,874	15,489
Cost of goods sold	7,575	800	398	14,755	3,072
Selling, general and administrative expenses	385,219	310,508	227,884	96,110	71,882
Restructuring charge	1,699	8,506	12,374	3,887	—
Interest expense - Securities lending and loan participations sold	32,144	23,039	12,051	—	—
Total operating expenses	485,461	377,607	293,332	141,626	90,443
Operating income	166,651	45,384	28,844	48,725	22,082
Other income (expense):
Interest income	1,577	1,326	420	318	17
(Loss) income from equity investments	(1,431)	7,986	(437)	—	—
Interest expense	(50,205)	(33,393)	(8,382)	(1,996)	(834)
Income before income taxes	116,592	21,303	20,445	47,047	21,265
Provision for income taxes	(34,644)	(4,903)	(8,510)	(14,321)	(7,688)
Net income	81,948	16,400	11,935	32,726	13,577
Net income attributable to noncontrolling interests	337	891	379	11,200	1,772
Net income attributable to B. Riley Financial, Inc.	81,611	15,509	11,556	21,526	11,805
Preferred stock dividends	264	—	—	—	—
Net income available to common shareholders	$81,347	$15,509	$11,556	$21,526	$11,805

Basic income per common share	$3.08	$0.60	$0.50	$1.19	$0.73
Diluted income per common share	$2.95	$0.58	$0.48	$1.17	$0.73

Weighted average basic common shares outstanding	26,401,036	25,937,305	23,181,388	18,106,621	16,221,040
Weighted average diluted common shares outstanding	27,529,157	26,764,856	24,290,904	18,391,852	16,265,915

Consolidated Balance Sheet Data:

(Dollars in thousands)

	As of December 31,
	2019	2018	2017	2016	2015
Cash and cash equivalents	$104,268	$179,440	$132,823	$112,105	$30,012
Restricted cash	471	838	19,711	3,294	51
Securities and other investments owned, at fair value	451,551	273,577	145,360	16,579	25,543
Total assets	2,318,178	1,957,710	1,386,904	264,618	132,420
Total liabilities	1,927,927	1,699,050	1,121,058	114,226	23,100
Total equity	390,251	258,660	265,846	150,392	109,320

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. Except as required by law we are under no obligation to update any of the forward-looking statements after the filing of this Annual Report to conform such statements to actual results or to changes in our expectations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Annual Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in Item 1A of Part II of this Annual Report under the caption “Risk Factors.”

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: volatility in our revenues and results of operations; changing conditions in the financial markets; our ability to generate sufficient revenues to achieve and maintain profitability; our exposure to credit risk; the short term nature of our engagements; the accuracy of our estimates and valuations of inventory or assets in “guarantee” based engagements; competition in the asset management business; potential losses related to our auction or liquidation engagements; our dependence on communications, information and other systems and third parties; potential losses related to purchase transactions in our auction and liquidations business; the potential loss of financial institution clients; potential losses from or illiquidity of our proprietary investments; changing economic and market conditions; potential liability and harm to our reputation if we were to provide an inaccurate appraisal or valuation; potential mark-downs in inventory in connection with purchase transactions; failure to successfully compete in any of our segments; loss of key personnel; our ability to borrow under our credit facilities or at-the-market offering as necessary; failure to comply with the terms of our credit agreements or senior notes; our ability to meet future capital requirements; our ability to realize the benefits of our completed acquisitions, including our ability to achieve anticipated opportunities and operating cost savings, and accretion to reported earnings estimated to result from completed and proposed acquisitions in the time frame expected by management or at all; the diversion of management time on acquisition- related issues; the failure of our brand investment portfolio licensees to pay us royalties; and the intense competition to which our brand investment portfolio is subject. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Except as otherwise required by the context, references in this Annual Report to the “Company,” “B. Riley,” “B. Riley Financial,” “we,” “us” or “our” refer to the combined business of B. Riley Financial, Inc. and all of its subsidiaries.

Overview

General

B. Riley Financial, Inc. (NASDAQ: RILY) and its subsidiaries provide collaborative financial services and solutions through several operating subsidiaries including:

●	B. Riley FBR, Inc. (“B. Riley FBR”) is a leading, full service investment bank providing financial advisory, corporate finance, research, securities lending and sales and trading services to corporate, institutional and high net worth individual clients. B. Riley FBR was formed in November 2017 through the merger of B. Riley & Co, LLC and FBR Capital Markets & Co. (“FBR”), which the Company acquired in June 2017; the name of the combined broker dealer was subsequently changed to B. Riley FBR, Inc.

●	B. Riley Wealth Management, Inc. (“B. Riley Wealth Management”) provides comprehensive wealth management and brokerage services to individuals and families, corporations and non-profit organizations, including qualified retirement plans, trusts, foundations and endowments. B. Riley Wealth Management was formerly Wunderlich Securities, Inc., which the Company acquired on July 3, 2017 and renamed in June 2018.

●	B. Riley Capital Management, LLC, a Securities and Exchange Commission (“SEC”) registered investment advisor, which includes:

o	B. Riley Asset Management, an advisor to certain private funds and to institutional and high net worth investors;

o	Great American Capital Partners, LLC (“GACP”), the general partner of two private funds, GACP I, L.P. and GACP II, L.P., both direct lending funds that provide senior secured loans and second lien secured loan facilities to middle market public and private U.S. companies.

●	GlassRatner Advisory & Capital Group LLC (“GlassRatner”), a specialty financial advisory services firm that provides consulting services to shareholders, creditors and companies, including due diligence, fraud investigations, corporate litigation support, crisis management and bankruptcy services. We acquired GlassRatner on August 1, 2018. GlassRatner strengthens B. Riley’s diverse platform and compliments the restructuring services provided by B. Riley FBR.

●	Great American Group, LLC (“Great American Group”), a leading provider of asset disposition and auction solutions to a wide range of retail and industrial clients.

●	Great American Group Advisory and Valuation Services, LLC, a leading provider of appraisal and valuation services for asset based lenders, private equity firms and corporate clients.

We also pursue a strategy of investing in or acquiring companies which we believe have attractive investment return characteristics. We acquired United Online, Inc. (“UOL” or “United Online”) on July 1, 2016 and magicJack VocalTec Ltd. (“magicJack”) on November 14, 2018 as part of our principal investment strategy.

●	UOL is a communications company that offers consumer subscription services and products, consisting of Internet access services and devices under the NetZero and Juno brands primarily sold in the United States.

●	magicJack is a Voice over IP (“VoIP”) cloud-based technology and services communications provider.

BR Brand, in which the company owns a majority interest, provides licensing of a brand investment portfolio. BR Brand owns the assets and intellectual property related to licenses of six brands: Catherine Malandrino, English Laundry, Joan Vass, Kensie Girl, Limited Too and Nanette Lepore.

We are headquartered in Los Angeles with offices in major cities throughout the United States including New York, Chicago, Boston, Dallas, Memphis, Metro Washington D.C and West Palm Beach.

For financial reporting purposes we classify our businesses into five operating segments: (i) Capital Markets, (ii) Auction and Liquidation, (iii) Valuation and Appraisal, (iv) Principal Investments – United Online and magicJack and (v) Brands.

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

Brands Segment. Our Brands segment consists of our brand investment portfolio that is focused on generating revenue through the licensing of trademarks and is held by BR Brand.

Recent Developments

Securities Offerings

Preferred Stock Offering

On October 7, 2019, we closed our underwritten public offering of Depositary Shares, each representing 1/1000th of a share of Series A Preferred Stock. The liquidation preference of each share of Series A Preferred Stock is $25,000 ($25.00 per Depositary Share). At the closing, we issued 2,000 shares of Series A Preferred Stock represented by 2,000,000 Depositary Shares issued. The offering was conducted pursuant to an underwriting agreement, dated October 2, 2019, by and among us and B. Riley FBR, as representative of the several underwriters named therein. On October 11, 2019, we closed on the issuance of an additional 300,000 additional Depositary Shares pursuant to the full exercise of the underwriters’ over-allotment option. The Depositary Shares were offered pursuant to our September 2019 Shelf Registration.

December 2019 At Market Issuance Sales Agreement

On December 5, 2019, we entered into the December 2019 Sales Agreement with B. Riley FBR, pursuant to which the Company may offer and sell, from time to time, up to $100,000,000 of December 2019 Offered Securities. Sales of the December 2019 Offered Securities pursuant to the Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. B. Riley FBR is not required to sell any specific number of the December 2019 Offered Securities, but B. Riley FBR will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between B. Riley FBR and the Company. Under the December 2019 Sales Agreement, B. Riley FBR will be entitled to compensation of up to 2.0% of the gross proceeds of all December 2019 Offered Securities sold through it as the Company’s agent.

6.375 Senior Notes due 2025

On February 12, 2020, we closed our underwritten public offering of $132,250,000 aggregate principal amount of 2025 Notes, which included $17.25 million of notes issued pursuant to the full exercise by the underwriters of their overallotment option. The offering was conducted pursuant to an underwriting agreement, dated February 10, 2020, by and among us and B. Riley FBR, as representative of the several underwriters named therein. The 2025 Notes were offered pursuant to the September 2019 Shelf Registration and the Company’s registration statement on Form S-3 (Registration No. 333-236347) filed with the SEC and effective on February 10, 2020.

February 2020 Shelf Registration Statement and At Market Issuance Sales Agreement

On February 14, 2020, we filed the February 2020 Registration Statement, which was declared effective by the SEC on February 24, 2020. Contemporaneously, we entered into the February 2020 Sales Agreement with B. Riley FBR, pursuant to which the Company may offer and sell, from time to time, up to $150,000,000 of February 2020 Offered Securities. Sales of the February 2020 Offered Securities pursuant to the February 2020 Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. B. Riley FBR is not required to sell any specific number of the February 2020 Offered Securities, but February 2020 will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between B. Riley FBR and the Company. Under the February 2020 Sales Agreement, B. Riley FBR will be entitled to compensation of up to 2.0% of the gross proceeds of all February 2020 Offered Securities sold through it as the Company’s agent.

Acquisition of Majority Interest in BR Brand

On October 28, 2019, the Company and the B. Riley Member completed the acquisition of a majority equity interest in BR Brand in exchange for (i) aggregate consideration of $116.5 million in cash and (ii) the issuance by the Company to Bluestar, an affiliate of the manager of BR Brand, of a warrant to purchase up to 200,000 shares of the Company’s Common Stock, par value $0.0001 per share, at an exercise price per share equal to $26.24. One-third of the shares of common stock issuable under the Warrant vested and became exercisable immediately upon its issuance at the Closing, and the remaining two-thirds of such shares of common stock will vest and become exercisable following the first and/or second anniversaries of the closing, subject to BR Brand’s (or another related joint venture with Bluestar) satisfaction of specified financial performance targets. In connection with the closing, the manager of BR Brand caused the transfer to BR Brand of certain trademarks, domain names, license agreements and related assets from existing brand owners. Each of the B. Riley Member and the manager of BR Brand is, as applicable, subject to certain post-closing obligations to indemnify BR Brand for breaches of representations or warranties, covenants certain tax liabilities certain pre-closing liabilities.

Results of Operations

The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Consolidated Statements of Income

(Dollars in thousands)

	Year Ended December 31, 2019		Year Ended December 31, 2018		Change
	Amount	%	Amount	%	Amount	%
Revenues:
Services and fees	$566,956	86.9%	$384,076	90.8%	$182,880	47.6%
Interest income - Loans and securities lending	77,221	11.8%	38,277	9.0%	38,944	101.7%
Sale of goods	7,935	1.2%	638	0.2%	7,297	n/m
Total revenues	652,112	100.0%	422,991	100.0%	229,121	54.2%

Operating expenses:
Direct cost of services	58,824	9.0%	34,754	8.2%	24,070	69.3%
Cost of goods sold	7,575	1.2%	800	0.2%	6,775	846.9%
Selling, general and administrative expenses	385,219	59.1%	310,508	73.4%	74,711	24.1%
Restructuring charge	1,699	0.3%	8,506	2.0%	(6,807)	(80.0)%
Interest expense - Securities lending and loan participations sold	32,144	4.9%	23,039	5.4%	9,105	39.5%
Total operating expenses	485,461	74.5%	377,607	89.2%	107,854	28.6%
Operating income	166,651	25.6%	45,384	10.7%	121,267	267.2%
Other income (expense):
Interest income	1,577	0.2%	1,326	0.3%	251	18.9%
(Loss) income on equity investments	(1,431)	(0.2)%	7,986	1.9%	(9,417)	(117.9)%
Interest expense	(50,205)	(7.7)%	(33,393)	(7.9)%	(16,812)	50.3%
Income before income taxes	116,592	17.9%	21,303	5.0%	95,289	447.3%
Provision for income taxes	(34,644)	(5.3)%	(4,903)	(1.2)%	(29,741)	606.6%
Net income	81,948	12.6%	16,400	3.9%	65,548	399.7%
Net income attributable to noncontrolling interests	337	0.1%	891	0.2%	(554)	(62.2)%
Net income attributable to B. Riley Financial, Inc.	81,611	12.5%	15,509	3.7%	66,102	426.2%
Preferred stock dividends	264	0.0%	—	0.0%	264	n/m
Net income available to common shareholders	$81,347	12.5%	$15,509	3.7%	$65,838	424.5%

n/m - Not applicable or not meaningful.

Revenues

The table below and the discussion that follows are based on how we analyze our business.

	Year Ended		Year Ended
	December 31, 2019		December 31, 2018		Change
	Amount	%	Amount	%	Amount	%
Revenues - Services and fees:
Capital Markets segment	$408,637	62.7%	$236,789	56.0%	$171,848	72.6%
Auction and Liquidation segment	18,296	2.8%	54,923	13.0%	(36,627)	(66.7)%
Valuation and Appraisal segment	38,821	6.0%	38,705	9.2%	116	0.3%
Principal Investments - United Online and magicJack segment	97,147	14.9%	53,659	12.7%	43,488	81.0%
Brands	4,055	0.6%	—	0.0%	4,055	n/m
Subtotal	566,956	86.9%	384,076	90.8%	182,880	47.6%

Revenues - Sale of goods
Auction and Liquidation segment	4,220	0.6%	63	0.0%	4,157	n/m
Principal Investments - United Online and magicJack segment	3,715	0.6%	575	0.1%	3,140	n/m
Subtotal	7,935	1.2%	638	0.2%	7,297	n/m

Interest income - Loans and securities lending:
Capital Markets segment	77,221	11.8%	38,277	9.0%	38,944	101.7%

Total revenues	$652,112	100.0%	$422,991	100.0%	$229,121	54.2%

n/m - Not applicable or not meaningful.

Total revenues increased approximately $229.1 million to $652.1 million during the year ended December 31, 2019 from $423.0 million during the year ended December 31, 2018. The increase in revenues during the year ended December 31, 2019 was primarily due to an increase in revenue from services and fees of $182.9 million, an increase in revenue from interest income — loans and securities lending of $38.9 million and increase in revenue from sale of goods of $7.3 million. The increase in revenue from services and fees of $182.9 million in 2019 was primarily due to an increase in revenue of $171.8 million in the Capital Markets segment, $0.1 million in the Valuation and Appraisal segment, $43.5 million in the Principal Investments — United Online and magicJack segment and $4.1 million in the Brands segment, partially offset by a decrease of $36.6 million in the Auction and Liquidation segment,.

Revenues from services and fees in the Capital Markets segment increased approximately $171.8 million, to $408.6 million during the year ended December 31, 2019 from $236.8 million during the year ended December 31, 2018. The increase in revenues was primarily due to an increase in revenue of $115.0 million from trading gains, an increase in revenue of $24.8 million from consulting fees primarily as a result of the acquisition of GlassRatner on August 1, 2018, an increase in investment banking fees of $24.2 million and an increase in asset management fees and carried interest of $10.3 million. The $115.0 million increase in trading gains includes realized and unrealized amounts earned on investments made in our proprietary trading account. Investments made in our proprietary trading account has increased from $273.6 million at December 31, 2018 to $451.6 million at December 31, 2019.

Revenues from services and fees in the Auction and Liquidation segment decreased $36.6 million, to $18.3 million during the year ended December 31, 2019 from $54.9 million during the year ended December 31, 2018. The decrease in revenues of $36.6 million was primarily due to a decrease in revenues of $31.8 million from services and fees related to retail liquidation engagements and a decrease in revenues of $2.5 million from services and fees in our wholesale and industrial auction division. The $31.8 million decrease in revenues from retail liquidation engagements was caused by a retail engagement loss incurred for a contract entered into during the fourth quarter of 2019 to liquidate the assets of a retailer where the funds advanced exceed the expected recovery.

Revenues from services and fees in the Valuation and Appraisal segment increased $0.1 million, to $38.8 million during the year ended December 31, 2019 from $38.7 million during the year ended December 31, 2018. The increase in revenues in the Valuation and Appraisal segment is primarily due to an increase in revenues for appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors.

Revenues from services and fees in the Principal Investments - United Online and magicJack segment increased $43.5 million to $97.1 million year ended December 31, 2019 from $53.7 million during the year ended December 31, 2018. The increase in revenues from services and fees is a result of the acquisition of magicJack on November 14, 2018 in the segment for the full year ended December 31, 2019 which increased revenue $53.3 million from the year ended December 31, 2018. This increase was partially offset by a decrease in services and fees revenue from UOL of $9.8 million. Management expects revenues from UOL continue to decline year over year. The primary source of revenue included in this segment is subscription services revenue and some advertising and other revenues.

Revenues from services and fees in the Brands segment were $4.1 million for the year ended December 31, 2019. We established the Brands segment in 2019 following the acquisition of a majority interest in BR Brands on October 28, 2019. The primary source of revenue included in this segment is the licensing of trademarks.

Interest income – loans and securities lending increased $38.9 million, to $77.2 million during the year ended December 31, 2019 from $38.3 million during the year ended December 31, 2018. Interest income from securities lending was $40.2 million and $31.8 million during the year ended December 31, 2019 and 2018, respectively. Interest income from loans was $34.6 million and $6.5 million during the year ended December 31, 2019 and 2018, respectively. The increase in interest income on loans was primarily due to the increase in lending activities in our Capital Markets segment which included an increase in loans receivable to $225.8 million at December 31, 2019 from $38.8 million at December 31, 2018.

Sale of Goods, Cost of Goods Sold and Gross Margin

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Auction and Liquidation Segment	Principal Investments - United Online and magicJack Segment	Total	Auction and Liquidation Segment	Principal Investments - United Online and magicJack Segment	Total
Revenues - Sale of Goods	$4,220	$3,715	$7,935	$63	$575	$638
Cost of goods sold	4,016	3,559	7,575	41	759	800
Gross margin on sale of goods	$204	$156	$360	$22	$(184)	$(162)

Gross margin percentage	4.8%	4.2%	4.5%	34.9%	(32.0)%	(25.4)%

Revenues from the sale of goods increased $7.3 million, to $7.9 million during the year ended December 31, 2019 from $0.6 million during the year ended December 31, 2018. The increase in revenues from sale of goods were primarily attributable to $4.2 million of goods sold as part of our retail liquidation engagements and $3.1 million of sales of magicJack devices that are sold in connection with VoIP services and, to a lesser extent, sale of mobile broadband devices from UOL that are sold in connection with the mobile broadband services. Cost of goods sold for the year ended December 31, 2019 was $7.6 million, resulting in a gross margin of 4.5%.

Operating Expenses

Direct Cost of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the year ended December 31, 2019 and 2018 are as follows:

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Auction and Liquidation Segment	Principal Investments - United Online and magicJack Segment	Total	Auction and Liquidation Segment	Principal Investments - United Online and magicJack Segment	Total
Revenues - Services and fees	$18,296	$97,147		$54,923	$53,659
Direct cost of services	33,296	25,529	$58,825	19,627	15,127	$34,754
Gross margin on services and fees	$(15,000)	$71,618		$35,296	$38,532

Gross margin percentage	-82.0%	73.7%		64.3%	71.8%

Total direct costs increased $24.1 million, to $58.8 million during the year ended December 31, 2019 from $34.8 million during the year ended December 31, 2018. Direct costs of services increased by $13.7 million in the Auction and Liquidation segment and $10.4 million in the Principal Investments - United Online and magicJack segment. The increase in direct costs in the Auction and Liquidation segment was primarily due to mix of engagement types performed during the year ended December 31, 2019 as compared to the year ended December 31, 2018. The increase in direct costs in the Principal Investments - United Online and magicJack segment was primarily as a result of the acquisition of magicJack on November 14, 2018.

Auction and Liquidation

Gross margin in the Auction and Liquidation segment for services and fees decreased to a loss of 82.0% of revenues during the year ended December 31, 2019, as compared to 64.3% of revenues during the year ended December 31, 2018. The decrease in margin in the Auction and Liquidation segment is due to a retail engagement loss incurred for a contract entered into during the fourth quarter of 2019 to liquidate the assets of a retailer where the funds advanced exceed the expected recovery.

Principal Investments - United Online and magicJack

Gross margins in the Principal Investments - United Online and magicJack segment increased to 73.7% of revenues year ended December 31, 2019 as compared to 71.8% of revenues during the year ended December 31, 2018. The increase in margin in the Principal Investments - United Online and magicJack segment is primarily due to the mix of revenues of services and fees and as a result of the acquisition of magicJack on November 14, 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the year ended December 31, 2019 and 2018 were comprised of the following:

Selling, General and Administrative Expenses

	Year Ended		Year Ended
	December 31, 2019		December 31, 2018		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$274,469	71.2%	$233,497	75.1%	$40,972	17.5%
Auction and Liquidation segment	10,737	2.8%	8,305	2.7%	2,432	29.3%
Valuation and Appraisal segment	28,584	7.4%	27,608	8.9%	976	3.5%
Principal Investments - United Online and magicJack segment	36,914	9.6%	18,563	6.0%	18,351	98.9%
Brands	1,388	0.4%	—	0.0%	1,388	n/m
Corporate and Other segment	33,127	8.6%	22,535	7.3%	10,592	47.0%
Total selling, general & administrative expenses	$385,219	100.0%	$310,508	100.0%	$74,711	24.1%

Total selling, general and administrative expenses increased $74.7 million to $385.2 million during the year ended December 31, 2019 from $310.5 million for the year ended December 31, 2018. The increase of $74.7 million in selling, general and administrative expenses was due to an increase of $41.0 million in the Capital Markets segment, an increase of $2.4 million in the Auction and Liquidation segment, an increase of $1.0 million in the Valuation and Appraisal segment, an increase of $18.4 million in the Principal Investments - United Online and magicJack segment an increase of $1.4 million in the Brands segment and an increase of $10.6 million in the Corporate and Other segment.

Capital Markets

Selling, general and administrative expenses in the Capital Markets segment increased by $41.0 million to $274.5 million during the year ended December 31, 2019 from $233.5 million during the year ended December 31, 2018. The increase was primarily due to an increase of $14.6 million in payroll and related expenses primarily as a result of the acquisition of GlassRatner on August 1, 2018. Selling, general and administrative expenses in the Capital Markets segment also increased during the year ended December 31, 2019 by $13.3 million in professional advisory fees incurred in connection with the management of certain investments that are included in securities and other investments owned.

Auction and Liquidation

Selling, general and administrative expenses in the Auction and Liquidation segment increased by $2.4 million to $10.7 million during the year ended December 31, 2019 from $8.3 million during the year ended December 31, 2018. The increase in selling, general and administrative expenses in the Auction and Liquidation segment was primarily due to an increase of $2.0 million in payroll and related expenses.

Valuation and Appraisal

Selling, general and administrative expenses in the Valuation and Appraisal segment increased by $1.0 million to $28.6 million during the year ended December 31, 2019 from $27.6 million during the year ended December 31, 2018. The increase in selling, general and administrative expenses in the Valuation and Appraisal segment was primarily due to an increase of $0.5 million in payroll and related expenses and an increase in general operating expenses.

Principal Investments - United Online and magicJack

Selling, general and administrative expenses in the Principal Investments - United Online and magicJack segment increased by $18.4 million to $36.9 million for the year ended December 31, 2019 from $18.6 million for the year ended December 31, 2018. The increase in selling, general and administrative expenses in the Principal Investments - United Online and magicJack segment is due to the acquisition of magicJack on November 14, 2018. magicJack’s selling, general and administrative expenses included in the segment for the year ended December 31, 2019 was $22.3 million.

Brands

Selling, general and administrative expenses in the Brands segment was $1.4 million for the year ended December 31, 2019. We established the Brands segment in 2019 following the acquisition of a majority equity interest in BR Brands on October 28, 2019.

Corporate and Other

Selling, general and administrative expenses for the Corporate and Other segment increased $10.6 million to $33.1 million during the year ended December 31, 2019 from $22.5 million for the year ended December 31, 2018. The increase of expenses in the Corporate and Other segment for the year ended December 31, 2019 was primarily due to an increase of $9.2 million in payroll and related expenses.

Restructuring Charge. Restructuring charge decreased $6.8 million to $1.7 million for the year ended December 31, 2019. The restructuring charges during the year ended December 31, 2019 were primarily related to severance costs for magicJack employees from a reduction in workforce and lease termination costs in the Principal Investments – United Online and magicJack segment. The restructuring charge of $8.5 million during the year ended December 31, 2018 was primarily related to severance costs and lease loss accruals for the planned consolidation of office space related to operations in the Capital Markets segment and the impairment of tradename for the rebranding of B. Riley Wealth Management.

Other Income (Expense). Other income included interest income of $1.6 million during the year ended December 31, 2019 compared to $1.3 million during the year ended December 31, 2018. Loss on equity investments was $1.4 million during the year ended December 31, 2019 compared to income of $8.0 million during the year ended December 31, 2018. Interest expense was $50.2 million during the year ended December 31, 2019 compared to $33.4 million during the year ended December 31, 2018. The increase in interest expense during the year ended December 31, 2019 was primarily due to an increase in interest expense of $18.4 million from the issuance of senior notes, and an increase in interest expense of $4.2 million from the term loan dated December 2018, offset by a decrease in interest expense on our asset based credit facility and other borrowings in connection with retail liquidation engagements of $6.4 million.

Income Before Income Taxes. Income before income taxes increased $95.3 million to income before income taxes of $116.6 million during the year ended December 31, 2019 from an income before income taxes of $21.3 million during the year ended December 31, 2018. The increase in income before income taxes was primarily due to an increase in revenues of approximately $229.1 million offset by an increase in operating expenses of $107.9 million, and a decrease in income from equity investments of $9.4 million and an increase in interest expense of $16.8 million.

Provision for Income Taxes. Provision for income taxes was $34.6 million during the year ended December 31, 2019 compared to provision for income taxes of $4.9 million during the year ended December 31, 2018. The effective income tax rate was a provision of 29.7% for the year ended December 31, 2019 as compared to a provision of 23.0% for the year ended December 31, 2018.

Net Income Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interests represents the proportionate share of net income generated by BR Brand, 20% of the membership interest of which we do not own and Great American Global Partners, LLC, 50% of the membership interest of which we do not own. The net income attributable to noncontrolling interests was $0.3 million during the year ended December 31, 2019 compared to $0.9 million during the year ended December 31, 2018.

Net Income Attributable to the Company. Net income attributable to the Company for the year ended December 31, 2019 was $81.6 million, an increase of net income of $66.1 million, from net income attributable to the Company of $15.5 million for the year ended December 31, 2018. Increase in net income attributable to the Company during the year ended December 31, 2019 as compared to the same period in 2018 was primarily due to an increase in operating income of $121.3 million, offset by an increase in interest expense of approximately $16.8 million, a decrease in income from equity investments of $9.4 million and an increase in provision for income taxes of $29.7 million.

Preferred Stock Dividends. On October 7, 2019, the Company closed its public offering of Depositary Shares, each representing 1/1000th of a share of 6.875% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share. Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July and October. On October 15, 2019, the Company declared a cash dividend of $0.3 million representing $0.11458333 per Depositary Share. The dividend was paid on October 31, 2019 to holders of record as of the close of business on October 21, 2019. On January 9, 2020, the Company declared a cash dividend representing $0.4296875 per Depositary Share, which was paid on January 31, 2019 to holders of record as of the close of business on January 21, 2019.

Net Income Available to Common Shareholders. Net income available to common shareholders for the year ended December 31, 2019 was $81.3 million, an increase of $65.8 million, from net income available to common shareholders of $15.5 million for the year ended December 31, 2018. The increase in net income available to common shareholders during the year ended December 31, 2019 as compared to the same period in 2018 was primarily due to an increase in operating income of $121.3 million, offset by an increase in interest expense of approximately $16.8 million, a decrease in income from equity investments of $9.4 million and an increase in provision for income taxes of $29.7 million.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Consolidated Statements of Income

(Dollars in thousands)

	Year Ended		Year Ended
	December 31, 2018		December 31, 2017		Change
	Amount	%	Amount	%	Amount	%
Revenues:
Services and fees	$384,076	90.8%	$302,113	93.8%	$81,963	27.1%
Interest income - Loans and securities lending	38,277	9.0%	19,756	6.1%	18,521	93.7%
Sale of goods	638	0.2%	307	0.1%	331	107.8%
Total revenues	422,991	100.0%	322,176	100.0%	100,815	31.3%

Operating expenses:
Direct cost of services	34,754	8.2%	40,625	12.6%	(5,871)	(14.5)%
Cost of goods sold	800	0.2%	398	0.1%	402	101.0%
Selling, general and administrative expenses	310,508	73.4%	227,884	70.7%	82,624	36.3%
Restructuring charge	8,506	2.0%	12,374	3.8%	(3,868)	(31.3)%
Interest expense - Securities lending and loan participations sold	23,039	5.4%	12,051	3.7%	10,988	91.2%
Total operating expenses	377,607	89.2%	293,332	90.9%	84,275	28.7%
Operating income	45,384	10.7%	28,844	9.0%	16,540	57.3%
Other income (expense):
Interest income	1,326	0.3%	420	0.1%	906	215.7%
Income (loss) on equity investments	7,986	1.9%	(437)	(0.1)%	8,423	n/m
Interest expense	(33,393)	(7.9)%	(8,382)	(2.6)%	(25,011)	298.4%
Income before income taxes	21,303	5.0%	20,445	6.4%	858	4.2%
Provision for income taxes	(4,903)	(1.2)%	(8,510)	(2.6)%	3,607	(42.4)%
Net income	16,400	3.9%	11,935	3.7%	4,465	37.4%
Net income attributable to noncontrolling interests	891	0.2%	379	0.1%	512	135.1%
Net income attributable to B. Riley Financial, Inc.	$15,509	3.7%	$11,556	3.6%	$3,953	34.2%

n/m - Not applicable or not meaningful.

Revenues

The table below and the discussion that follows are based on how we analyze our business.

	Year Ended		Year Ended
	December 31, 2018		December 31, 2017		Change
	Amount	%	Amount	%	Amount	%
Revenues - Services and fees:
Capital Markets segment	$236,789	56.0%	$169,967	52.8%	$66,822	39.3%
Auction and Liquidation segment	54,923	13.0%	47,376	14.7%	7,547	15.9%
Valuation and Appraisal segment	38,705	9.2%	33,331	10.3%	5,374	16.1%
Principal Investments - United Online and magicJack segment	53,659	12.7%	51,439	16.0%	2,220	4.3%
Subtotal	384,076	90.8%	302,113	93.8%	81,963	27.1%

Revenues - Sale of goods
Auction and Liquidation segment	63	0.0%	3	0.0%	60	n/m
Principal Investments - United Online and magicJack segment	575	0.1%	304	0.1%	271	n/m
Subtotal	638	0.2%	307	0.1%	331	n/m

Interest income - Loans and securities lending:
Capital Markets segment	38,277	9.0%	19,756	6.1%	18,521	93.7%
Total revenues	$422,991	100.0%	$322,176	100.0%	$100,815	31.3%

n/m - Not applicable or not meaningful.

Total revenues increased $100.8 million to $423.0 million during the year ended December 31, 2018 from $322.2 million during the year ended December 31, 2017. The increase in revenues during the year ended December 31, 2018 was primarily due to an increase in revenue from services and fees of $82.0 million, an increase in revenue from interest income – loans and securities lending of $18.5 million and increase in revenue from sale of goods of $0.3 million. The increase in revenue from services and fees of $82.0 million in 2018 was primarily due to an increase in revenue of $66.8 million in the Capital Markets segment, $7.5 million in the Auction and Liquidation segment, $5.4 million in the Valuation and Appraisal segment and $2.2 million in the Principal Investments - United Online and magicJack segment.

Revenues from services and fees in the Capital Markets segment increased $66.8 million, or 39.3% to $236.8 million during the year ended December 31, 2018 from $170.0 million during the year ended December 31, 2017. The increase in revenues was primarily due to an increase in revenue of $25.4 million from investment banking fees, an increase in revenue of $33.9 million from wealth management services, an increase in revenue of $12.8 million from consulting fees as a result of the acquisition of GlassRatner on August 1, 2018, an increase of $13.5 million from commissions and fees revenue from research, sales and trading and an increase of $7.4 million of other revenues, offset by a decrease in revenues of $23.1 million from trading gains. Included in the revenue from the Capital Markets segment during the year ended December 31, 2018 is full year revenue of FBR and Wunderlich, which the company acquired on June 1, 2017 and July 2, 2017, respectively.

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

Revenues from services and fees in the Principal Investments – United Online and magicJack segment increased $2.2 million to $53.7 million during the year ended December 31, 2018 from $51.4 million during the year ended December 31, 2017. Revenues from services and fees as a result of the acquisition of magicJack included in the segment for the period from November 14, 2018 (acquisition date) through December 31, 2018 were $8.8 million. UOL services revenues primarily from customer paid accounts related to our Internet access and related subscription services decreased approximately $3.8 million to $35.4 million during the year ended December 31, 2018 from $39.2 million during the year ended December 31, 2017. Advertising revenues from Internet display advertising and search related to our email and Internet access services decreased $2.7 million to $9.5 million during the year ended December 31, 2018 from $12.2 million during the year ended December 31, 2017. Over the past several years revenues from UOL paid subscription services have declined year over year as a result of a decline in the number of paid subscribers for our services. Management believes the decline in UOL paid subscriber accounts is primarily attributable to the industry trends of consumers switching from dial-up Internet access to high speed Internet access such as cable and DSL. Management expects revenues from UOL continue to decline year over year.

Sale of Goods, Cost of Goods Sold and Gross Margin

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Auction and Liquidation Segment	Principal Investments - United Online and magicJack Segment	Total	Auction and Liquidation Segment	Principal Investments - United Online and magicJack Segment	Total
Revenues - Sale of Goods	$63	$575	$638	$3	$304	$307
Cost of goods sold	41	759	800	2	396	398
Gross margin on sale of goods	$22	$(184)	$(162)	$1	$(92)	$(91)

Gross margin percentage	34.9%	(32.0)%	(25.4)%	33.3%	(30.3)%	(29.6)%

Revenues from the sale of goods increased $0.3 million, to $0.6 million during the year ended December 31, 2018 from $0.3 during the year ended December 31, 2017. Revenues from sale of goods was primarily attributable to the sale of mobile broadband devices from UOL that are sold in connection with the mobile broadband services and the sale of magicJack devices that are sold in connection with VoIP services. Cost of goods sold for the year ended December 31, 2018 was $0.8 million, resulting in a gross margin of ($0.2) million or (25.4%). Cost of goods sold in 2017 was $0.4 million resulting in a gross margin of ($0.1) million or (29.6%) during the year ended December 31, 2017.

Operating Expenses

Direct Cost of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the year ended December 31, 2018 and 2017 are as follows:

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Auction and Liquidation Segment	Principal Investments - United Online and magicJack Segment	Total	Auction and Liquidation Segment	Principal Investments - United Online and magicJack Segment	Total
Revenues - Services and fees	$54,923	$53,659		$47,376	$51,439
Direct cost of services	19,627	15,127	$34,754	27,841	12,784	$40,625
Gross margin on services and fees	$35,296	$38,532		$19,535	$38,655

Gross margin percentage	64.3%	71.8%		41.2%	75.1%

Total direct costs decreased $5.9 million, to $34.8 million during the year ended December 31, 2018 from $40.6 million during the year ended December 31, 2017. Direct costs of services decreased by $8.2 million in the Auction and Liquidation segment, offset by an increase of $2.3 million in the Principal Investments - United Online and magicJack segment. The decrease in direct costs in the Auction and Liquidation segment was primarily due to mix of engagement types performed during the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase in direct costs in the Principal Investments - United Online and magicJack segment was primarily as a result of the acquisition of magicJack on November 14, 2018.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the year ended December 31, 2018 and 2017 were comprised of the following:

Selling, General and Administrative Expenses

	Year Ended		Year Ended
	December 31, 2018		December 31, 2017		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$233,497	75.1%	$153,886	67.5%	$79,611	51.7%
Auction and Liquidation segment	8,305	2.7%	8,350	3.7%	(45)	(0.5)%
Valuation and Appraisal segment	27,608	8.9%	23,618	10.4%	3,990	16.9%
Principal Investments - United Online and magicJack segment	18,563	6.0%	18,337	8.0%	226	1.2%
Corporate and Other segment	22,535	7.3%	23,693	10.4%	(1,158)	(4.9)%
Total selling, general & administrative expenses	$310,508	100.0%	$227,884	100.0%	$82,624	36.3%

Total selling, general and administrative expenses increased $82.6 million, or 36.3%, to $310.5 million during the year ended December 31, 2018 from $227.9 million for the year ended December 31, 2017. The increase of $82.6 million in selling, general and administrative expenses was due to an increase of $79.6 million in the Capital Markets segment, $4.0 million in the Valuation and Appraisal segment, and $0.2 million in the Principal Investments - United Online and magicJack segment, offset by a decrease in selling, general and administrative expenses of $1.2 million in the Corporate and Other segment.

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

Valuation and Appraisal

Selling, general and administrative expenses in the Valuation and Appraisal segment increased $4.0 million, or 16.9%, to $27.6 million during year ended December 31, 2018 from $23.6 million for the year ended December 31, 2017. The increase of $4.0 million was primarily due to an increase of $2.7 million in payroll and related expenses, an increase of $0.6 million in professional fees and an increase of $0.7 million in other expenses.

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

Provision for Income Taxes. Provision for income tax was $4.9 million during the year ended December 31, 2018, a decrease of $3.6 million, from $8.5 million during the year ended December 31, 2017. The effective income tax rate was 23.0% during the year ended December 31, 2018 and 41.6% during the year ended December 31, 2017. The provision for income taxes during the year ended December 31, 2017 included (a) tax expense of $13.1 million primarily related to revaluation of deferred tax assets at 21.0% as a result of the U.S. Tax Cuts and Jobs Act enacted on December 22, 2017; and (b) a tax benefit of $8.4 million related to our election to treat the acquisition of UOL as a taxable business combination for income tax purposes in accordance with Internal Revenue Code Section 338(g) as more fully discussed in Note 14 in the consolidated financial statements. The tax provision during the year ended December 31, 2017 also includes a tax benefit due to a non-taxable insurance recovery in the amount of $6.0 million that was received in the second quarter of 2017.

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

Net Income Attributable to the Company. Net income attributable to the Company for the year ended December 31, 2018 was $15.5 million, an increase of $3.9 million, from $11.6 million during the year ended December 31, 2017. The increase in net income attributable to the Company during the year ended December 31, 2018 of $3.9 million was primarily due to an increase in total revenues of $100.8 million, an increase in income from equity investments of $8.4 million, an increase in interest income of $0.9 million and a decrease in provision for income taxes of $3.6 million, offset by an increase in operating expenses of $84.3 million, an increase in interest expense of $25.0 million and an increase in net income attributable to noncontrolling interest of $0.5 million

Liquidity and Capital Resources

Our operations are funded through a combination of existing cash on hand, cash generated from operations, borrowings under our senior notes payable, term loan and credit facility, issuances of common and preferred stock and special purposes financing arrangements.

During the years ended December 31, 2019 and 2018, we generated net income attributable to the Company of $81.6 million and $15.5 million, respectively. Our cash flows and profitability are impacted by the number and size of retail liquidation and capital markets engagements performed on a quarterly and annual basis.

As of December 31, 2019, we had $104.3 million of unrestricted cash and cash equivalents, $0.5 million of restricted cash, $451.6 million of securities and other investments held at fair value, $225.8 million of loans receivable, and $814.9 million of borrowings outstanding. The borrowings outstanding of $814.9 million at December 31, 2019 included (a) $118.0 million of borrowings from the issuance of the 7.50% 2027 Notes, (b) $120.1 million of borrowings from the issuance of the 7.25% 2027 Notes, (c) $122.1 million of borrowings from the issuance of the 7.375% 2023 Notes, (d) $106.0 million of borrowings from the issuance of the 6.875% 2023 Notes, (e) $106.6 million of borrowings from the issuance of the 6.75% 2024 Notes, (f) $124.2 million of borrowings from the issuance of the 6.50% 2026 Notes, (g) $67.2 million term loan borrowed pursuant to the BRPAC Credit Agreement discussed below, (h) $38.2 million of notes payable, and (i) $12.5 million of loan participations sold. We believe that our current cash and cash equivalents, securities and other investments owned, funds available under our asset based credit facility, and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from issuance date of the accompanying financial statements. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and execute on our business plan.

Cash Flow Summary

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Net cash (used in) provided by:
Operating activities	$(30,392)	$(104,814)	$(81,790)
Investing activities	(295,396)	(151,441)	(17,836)
Financing activities	250,176	284,859	134,094
Effect of foreign currency on cash	73	(860)	2,667
Net (decrease) increase in cash, cash equivalents and restricted cash	$(75,539)	$27,744	$37,135

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Cash used in operating activities was $30.4 million during the year ended December 31, 2019 compared to cash used in operating activities of $104.8 million during the year ended December 31, 2018. Cash used in operating activities for the year ended December 31, 2019 included net income of $81.9 million adjusted for noncash items of $38.0 million and changes in operating assets and liabilities of $150.3 million. Noncash items of $38.0 million include (a) depreciation and amortization of $19.0 million, (b) share-based compensation of $15.9 million, (c) loss on equity investments of $1.4 million, (d) provision for doubtful accounts of $2.1 million, (e) income allocated for mandatorily redeemable noncontrolling interests of $1.2 million, (f) other noncash interest and other of $12.3 million, (g) deferred income taxes of $10.9 million, and (h) impairment of leaseholds, intangibles and lease loss accrual and gain on disposal of fixed assets of $0.3 million.

Cash used in investing activities was $295.4 million during the year ended December 31, 2019 compared to cash used in investing activities of $151.4 million for the year ended December 31, 2018. During the year ended December 31, 2019, cash used in investing activities consisted of cash used for loans receivable of $343.8 million, cash used for equity investments of $33.4 million, repayments of loan participations sold of $18.9 million, cash used for purchase of a majority equity interest in BR Brands, net of cash acquired of $114.9 million and cash used for purchases of property and equipment and intangible assets of $3.5 million, offset by proceeds from sale of division of magicJack of $6.2 million, cash received from loans receivable repayment of $159.2 million, loan participations sold of $31.8 million, dividends and distributions from equity investments of $21.4 million and proceeds from sale of property, equipment and intangible assets of $0.5 million. During the year ended December 31, 2018, cash used in investing activities consisted of cash used to purchase loans receivable of $38.8 million, cash used for the acquisition of magicJack, net of cash acquired of $89.2 million, cash use for equity investments of $16.6 million, cash used of $4.0 million to acquire a business and cash use of $5.4 million for purchases of property and equipment, offset by $2.6 million dividends received from one of our equity investments.

Cash provided by financing activities was $250.2 million during the year ended December 31, 2019 compared to cash provided by financing activities of $284.9 million during the year ended December 31, 2018. During the year ended December 31, 2019, cash provided by financing activities primarily consisted of $10.0 million proceeds from our term loan, $281.9 million proceeds from issuance of senior notes, $140.4 million proceeds from our asset based credit facility $56.6 million proceeds from our offering of preferred stock, offset by (a) $103.3 million used for repayment of our asset based credit facility, (b) $41.1 million used to pay dividends on our common shares, (c) $22.7 million used for repayment on our term loan, (d) $7.1 million used to repurchase our common stock and warrants, (e) $4.3 million used for payment of participating note payable and contingent consideration; (f) $3.4 million used to pay debt issuance costs, (g) $2.0 million used for payment of employment taxes on vesting of restricted stock, (h) $2.0 million distribution to noncontrolling interests, and (i) $0.5 million used to repay our other notes payable. During the year ended December 31, 2018, cash provided by financing activities primarily consisted of (a) $300.0 million proceeds from asset based credit facility, (b) $259.0 million proceeds from issuance of senior notes, (c) $80.0 million proceeds from our term loan and (d) $51.0 million in proceeds from notes payable, offset by (a) $300.0 million used to repay the asset based credit facility, (b) $22.7 million used to pay cash dividends, (c) $51.7 million used to repay other notes payable, (d) $1.1 million distributions to noncontrolling interests, (e) $7.3 million used for debt issuance costs, (f) $18.7 million used to repurchase common stock, and (g) $3.7 million used for the payment of employment taxes on vesting of restricted stock.

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

Credit Agreements

On April 21, 2017, we amended the asset based credit facility agreement (as amended, the “Credit Agreement”) with Wells Fargo Bank to increase the maximum borrowing limit from $100.0 million to $200.0 million. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. The Credit Agreement continues to allow for borrowings under a separate credit agreement (a “UK Credit Agreement”) dated March 19, 2015 with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom with borrowings up to 50.0 million British Pounds. Any borrowing on the UK Credit Agreement reduces the availability of the asset based $200.0 million credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. The Credit Agreement continues to include the addition of our Canadian subsidiary, from the October 5, 2016 amendment to the Credit Agreement, to facilitate borrowings to fund retail liquidation transactions in Canada. From time to time, we utilize this credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. Subject to certain limitations and offsets, we are permitted to borrow up to $200.0 million under the credit facility, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect). Borrowings under the credit facility are only made at the discretion of the lender and are generally required to be repaid within 180 days. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related credit agreement. We typically seek borrowings on an engagement-by-engagement basis. The Credit Agreement contains certain covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. The outstanding balance on this credit facility was $37.1 million and $0 million at December 31, 2019 and December 31, 2018, respectively. At December 31, 2019, there were no letters of credit outstanding under this credit facility. We are in compliance with all financial covenants in the asset based credit facility at December 31, 2019.

On December 19, 2018, BRPI Acquisition Co LLC (“BRPAC”), a Delaware limited liability company, UOL, and YMAX Corporation, Delaware corporations (collectively, the “Borrowers”), indirect wholly owned subsidiaries of the Company, in the capacity of borrowers, entered into a credit agreement with Banc of California, N.A. in the capacity as agent and lender and with the other lenders party thereto (the “BRPAC Credit Agreement”). Under the BRPAC Credit Agreement, we borrowed $80.0 million due December 19, 2023. Pursuant to the terms of the BRPAC Credit Agreement, we may request additional optional term loans in an aggregate principal amount of up to $10.0 million at any time prior to the first anniversary of the agreement date. On February 1, 2019, the Borrowers entered into the First Amendment to Credit Agreement and Joinder with City National Bank as a new lender in which the new lender extended to Borrowers the additional $10.0 million as further discussed in Note 11 to the accompanying financial statements. The borrowings under the BRPAC Credit Agreement bear interest equal to the LIBOR plus a margin of 2.50% to 3.00% depending on the Borrowers’ consolidated total funded debt ratio as defined in the BRPAC Credit Agreement.

Borrowings under the BRPAC Credit Agreement are due in quarterly installments commencing on March 31, 2019 with any remaining amounts outstanding due at maturity. For the $80.0 million loan, quarterly installments from December 31, 2019 to December 31, 2022 are $4.2 million per quarter and from March 31, 2023 to December 31, 2023, the quarterly installments are $2.1 million per quarter. For the $10.0 million loan, quarterly installments from December 31, 2019 to December 31, 2022 are $0.6 million per quarter and from March 31, 2023 to December 31, 2023, the quarterly installments are $0.3 million per quarter. At December 31, 2019 and December 31, 2018, the outstanding balance of the term loan was $66.7 million (net of unamortized debt issuance costs of $0.6 million) and $79.2 million (net of unamortized debt issuance costs of $0.8 million), respectively. We are in compliance with all financial covenants in the BRPAC Credit Agreement at December 31, 2019.

Preferred stock offering

On October 7, 2019, the Company closed its public offering of depositary shares, each representing 1/1000th of a share of Series A Preferred Stock. The liquidation preference of each share of Series A Preferred Stock is $25,000 ($25.00 per Depositary Share). At the closing, the Company issued 2,000 shares of Series A Preferred Stock represented by 2,000,000 Depositary Shares issued. On October 11, 2019, the Company completed the sale of an additional 300,000 Depositary Shares, pursuant to the underwriters’ full exercise of their over-allotment option to purchase additional Depositary Shares. The offering of the 2,300,000 Depository Shares generated $57,500 of gross proceeds.

Senior Note Offerings

Senior notes payable, net, is comprised of the following as of December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
7.50% Senior notes due October 31, 2021	$—	$46,407
7.50% Senior notes due May 31, 2027	117,954	108,792
7.25% Senior notes due December 31, 2027	120,126	100,441
7.375% Senior notes due May 31, 2023	122,140	111,528
6.875% Senior notes due September 30, 2023	105,952	100,050
6.75% Senior notes due May 31, 2024	106,589	—
6.50% Senior notes due September 30, 2026	124,226	—
	696,987	467,218
Less: Unamortized debt issuance costs	(8,875)	(7,464)
	$688,112	$459,754

During the years ended December 31, 2019 and 2018, we issued $66.9 million and $58.9 million of senior notes due with maturities dates ranging from October 2021 to December 2027 pursuant to At the Market Issuance Sales Agreements with B. Riley FBR, Inc. which governs the program of at-the-market sales of our senior notes.

On May 7, 2019, we issued $100.05 million of senior notes due in May 2024 (“6.75% 2024 Notes”) pursuant to the prospectus supplement dated May 2, 2019. Interest on the 6.75% 2024 Notes is payable quarterly at 6.75%. The 6.75% 2024 Notes are unsecured and due and payable in full on May 31, 2024. In connection with the issuance of the 6.75% 2024 Notes, we received net proceeds of $98.1 million (after underwriting commissions, fees and other issuance costs of $2.0 million).

On September 23, 2019, we issued $115.0 million of senior notes due in September 2026 (“6.50% 2026 Notes”) pursuant to the prospectus supplement dated September 18, 2019. Interest on the 6.50% 2026 Notes is payable quarterly at 6.50%. The 6.50% 2026 Notes are unsecured and due and payable in full on September 30, 2026. In connection with the issuance of the 6.50% 2026 Notes, we received net proceeds of $112.6 million (after underwriting commissions, fees and other issuance costs of $2.4 million).

On December 30, 2019, we redeemed $52.2 of senior notes due in October 2021 (“7.50% 2021 Notes”). We recognized a net loss on acceleration of unamortized discount of $0.3 million on this redemption.

In May 2018, we issued approximately $100.1 million of the 7.375% 2023 Notes. Interest on the 7.375% 2023 Notes is payable quarterly at 7.375%. The 7.375% 2023 Notes are unsecured and due and payable in full on May 31, 2023. In connection with the issuance of the 7.375% 2023 Notes, we received net proceeds of $98.0 million (after underwriting commissions, fees and other issuance costs of $2.0 million).

In September 2018, we issued approximately $100.1 million of the 6.875% 2023 Notes. Interest on the 6.875% 2023 Notes is payable quarterly at 6.875%. The 6.875% 2023 Notes are unsecured and due and payable in full on September 30, 2023. In connection with the issuance of the 6.875% 2023 Notes, we received net proceeds of $98.6 million (after underwriting commissions, fees and other issuance costs of $1.4 million).

At December 31, 2019 and December 31, 2018, the total senior notes outstanding was $688.1 million (net of unamortized debt issue costs of $8.9 million) and $459.8 million (net of unamortized debt issue costs of $7.5 million) with a weighted average interest rate of 7.05% and 7.28%, respectively. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes totaled $43.8 million, $25.4 million and $6.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

On December 5, 2019, we entered into a new At the Market Issuance Sales Agreement (the “December 2019 Sales Agreement”) with B. Riley FBR, Inc. governing a program of at-the-market sales of certain of our senior notes and common stock. Under this program we may sell up to $100,000 of certain of our senior notes and common stock, pursuant to an effective Registration Statement on Form S-3. As of December 31, 2019, we had $60.8 million remaining availability under the December 2019 Sales Agreement.

Off Balance Sheet Arrangements

As part of our investment banking and financial services activities, from time to time we enter into guaranties of debt, commitments of other entities, and similar transactions that may be considered off-balance sheet arrangements.

B&W Credit Agreement and Backstop

On January 31, 2020, the Company provided Babcock & Wilcox Enterprises, Inc. (“B&W”) $30 million of additional Tranche A-4 last out term loans pursuant to Amendment No. 20 (“Amendment No. 20”) to the Credit Agreement, dated May 11, 2015 (as amended to date, the “B&W Credit Agreement”) with Bank of America, N.A., as administrative agent and lender, and the other lenders party thereto. The Company is a lender with respect to B&W’s existing last out term loans under the Credit Agreement. Kenneth Young, our President, is the Chief Executive Officer of B&W. Pursuant to Amendment No. 20, B&W and the lenders, including the Company, also agreed upon a term sheet pursuant to which B&W would undertake a refinancing transaction on or prior to May 11, 2020 (the “Refinancing”) and B&W and the lenders, including the Company, would amend and restate the Credit Agreement on the terms specified therein. As part of the Refinancing, the size of B&W’s board of directors may also be reduced to 5 members, with the Company retaining the ability to appoint 2 members. On January 31, 2020, B&W also entered into a letter agreement with the Company (the “Backstop Commitment Letter”) pursuant to which the Company agreed to fund any shortfall in the $200 million of new debt or equity financing required as part of the terms of the Refinancing to the extent such amounts have not been raised from third parties on the same terms contemplated by the Refinancing.

Franchise Group Commitment Letter and Loan Participant Guaranty

Commitment Letter

On February 14, 2020, affiliates of Franchise Group, Inc. (collectively with all of its affiliates, “FRG”) entered into an ABL Credit Agreement (the “Franchise Credit Agreement”), with GACP Finance Co., LLC (“GACP Finance”) as administrative agent and collateral agent, and the lenders from time to time party thereto, pursuant to which the lenders provided an asset based credit facility to FRG in an aggregate principal amount of $100.0 million. In connection with the Franchise Credit Agreement, the Company entered into a commitment letter, dated as of February 14, 2020 (the “Commitment Letter”), pursuant to which the Company committed to provide a $100.0 million asset based lending facility to FRG, on April 14, 2020 if, on or before such date, the obligations under the Franchise Credit Agreement are not refinanced in full.

The Loan Participant Guaranty

On February 14, 2020 FRG, the lenders from time to time party thereto and GACP Finance as administrative agent, entered into a Credit Agreement (the “Term Loan Credit Agreement”), pursuant to which the lenders provided a term loan facility to FRG in an aggregate principal amount of $575.0 million.

On February 19, 2020, the Company entered into a limited guaranty the (“Loan Participant Guaranty”) to one of the lenders under the Term Loan Credit Agreement (the “Loan Participant”) pursuant to which the Company guaranteed the payment when due of certain obligations, including principal, interest, and other amounts payable to the Loan Participant under the Term Loan Credit Agreement in an amount not to exceed $50.0 million plus certain expenses of the Loan Participant and certain protective advances related to such guaranteed obligations (the “Loan Participant Guaranteed Obligations”). The Loan Participant may require payment of the Loan Participant Guaranteed Obligations by the Company upon the occurrence of certain guarantor events of default, including payment or bankruptcy events of default, in each case pursuant to the Term Loan Credit Agreement. The Loan Participant Guaranty remains in effect until the date that the Loan Participant Guaranteed Obligations have been paid in full.

The Loan Participant Guaranteed Obligations are unsecured obligations of the Company and rank equally in right of payment with all of the Company’s other existing and future unsecured and unsubordinated indebtedness. The Loan Participant Guaranteed Obligations are effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness and structurally subordinated to all existing and future indebtedness of the Company’s subsidiaries, including trade payables.

CIBC Guaranty

On February 14, 2020, the Company entered into a limited guaranty (the “CIBC Guaranty”) in favor of CIBC Bank USA (“CIBC”), pursuant to which the Company guaranteed the payment when due of certain obligations, including all principal, interest, and other amounts that shall be at any time payable by FRG under FRG’s credit agreement with CIBC and the lenders party thereto, dated as of May 16, 2019, as amended (the “CIBC Credit Agreement”) in an amount not to exceed $125.0 million plus certain expenses of CIBC related to such guaranteed obligations (the “CIBC Guaranteed Obligations”). CIBC may require payment of the CIBC Guaranteed Obligations by the Company upon the occurrence of either (a) the failure of FRG to pay any principal of any loan or any reimbursement obligation in respect of any letter of credit disbursement or (b) the failure of FRG to pay any interest on any loan or on any reimbursement obligation in respect of any letter of credit disbursement within five business days of the date due, in each case pursuant to the CIBC Credit Agreement. The CIBC Guaranty remains in effect until the earlier of (a) the date that the CIBC Guaranteed Obligations have been paid in full and (b) June 30, 2020.

The CIBC Guaranteed Obligations are unsecured obligations of the Company and rank equally in right of payment with all of the Company’s other existing and future unsecured and unsubordinated indebtedness. The CIBC Guaranteed Obligations are effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness and structurally subordinated to all existing and future indebtedness of the Company’s subsidiaries, including trade payables.

Except as disclosed above, we have no material obligations, assets or liabilities which would be considered off-balance sheet arrangements and do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, established for the purpose of facilitating off-balance sheet arrangements.

Dividends

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. On March 3, 2020, we declared a regular dividend of $0.25 per share and special dividend of $0.10 per share that will be paid on or about March 31, 2020 to stockholders of record as of March 17, 2020. During the years ended December 31, 2019 and 2018, we paid cash dividends on our common stock of $41.1 million and $22.7 million, respectively. On August 1, 2019, the Board of Directors announced an increase to the regular quarterly dividend from $0.08 per share to $0.175 per share. While it is the Board’s current intention to make regular dividend payments of $0.175 per share each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

A summary of dividend activity for the years ended December 31, 2019 and 2018 was as follows:

			Regular	Special	Total
		Stockholder	Dividend	Dividend	Dividend
Date Declared	Date Paid	Record Date	Amount	Amount	Amount
October 30, 2019	November 26, 2019	November 14, 2019	$0.175	$0.475	$0.650
August 1, 2019	August 29, 2019	August 15, 2019	0.175	0.325	0.500
May 1, 2019	May 29, 2019	May 15, 2019	0.08	0.18	0.26
March 5, 2019	March 26, 2019	March 19, 2019	0.08	0.00	0.08
November 5, 2018	November 27, 2018	November 16, 2018	0.08	0.08	0.16
August 2, 2018	August 29, 2018	August 16, 2018	0.08	0.22	0.30
May 7, 2018	June 5, 2018	May 21, 2018	0.08	0.04	0.12
March 7, 2018	April 3, 2018	March 20, 2018	0.08	0.08	0.16

Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July and October. On October 15, 2019, the Company declared a cash dividend representing $0.11458333 per Depositary Share. The dividend was paid on October 31, 2019 to holders of record as of the close of business on October 21, 2019. As of December 31, 2019, dividends in arrears in respect of the Depositary Shares were $673. On January 9, 2020, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on January 31, 2019 to holders of record as of the close of business on January 21, 2019.

Contractual Obligations

The following table sets forth aggregate information about our contractual obligations as of December 31, 2019 and the periods in which payments are due:

	Payments due by period
	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 years
	(Dollars in thousands)
Contractual Obligations
Operating lease obligations	$75,885	$12,646	$20,634	$17,886	$24,719
Notes payable	38,255	37,509	746	—	—
Term loan	64,597	19,270	36,592	8,735	—
Senior notes payable, including interest	984,832	49,117	98,234	409,265	428,216
Total	$1,163,569	$118,542	$156,206	$435,886	$452,935

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

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for certain items such as valuation of securities, reserves for accounts receivable, the carrying value of intangible assets and goodwill, the fair value of mandatorily redeemable noncontrolling interests, accounting for income tax valuation allowances, recovery of contract assets and sales returns and allowances. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

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

Revenues from contracts with customers in the Capital Markets segment, Auction and Liquidation segment, Valuation and Appraisal segment, Principal Investments – United Online and magicJack segment and Brands segment are primarily comprised of the following:

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

Other revenues include (i) net trading gains and losses from market making activities in our fixed income group, (ii) carried interest from our asset management recognized as earnings from financial assets within the scope of ASC 323 - Investments - Equity Method and Joint Ventures, and therefore will not be in the scope of ASC 606 - Revenue from Contracts with Customers. In accordance with ASC 323 - Investments - Equity Method and Joint Ventures, the Company will record equity method income (losses) as a component of investment income based on the change in our proportionate claim on net assets of the investment fund, including performance-based capital allocations, assuming the investment fund was liquidated as of each reporting date pursuant to each fund’s governing agreements, and (iii) other miscellaneous income

Auction and Liquidation segment - Commission and fees earned on the sale of goods at Auction and Liquidation sales are recognized when evidence of a contract or arrangement exists, the transaction price has been determined, and the performance obligation has been satisfied when control of the product and risks of ownership has been transferred to the buyer. The commission and fees earned for these services are included in revenues in the accompanying consolidated statements of income. Under these types of arrangements, revenues also include contractual reimbursable costs.

Revenues earned from Auction and Liquidation services contracts where the Company guarantees a minimum recovery value for goods being sold at auction or liquidation are recognized over time when the performance obligation is satisfied. We generally use the cost-to-cost measure of progress for our contracts because it best depicts the transfer of services to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Costs to fulfill the contract include labor and other direct costs incurred by the Company related to the contract. Due to the nature of the guarantees and performance obligations under these contracts, the estimation of revenue that is ultimately earned is complex and subject to many variables and requires significant judgment. It is common for these contracts to contain provisions that can either increase or decrease the transaction price upon completion of our performance obligations under the contract. Estimated amounts are included in the transaction price at the most likely amount it is probable that a significant reversal of revenue will not occur. Our estimates of variable consideration and determination of whether or not to include estimated amounts in the transaction price are based on an assessment of our anticipated performance under the contract taking into consideration all historical, current and forecasted information that is reasonably available to us. Costs that directly relate to the contract and expected to be recoverable are capitalized as an asset and included in advances against customer contracts in the accompanying consolidated balance sheets. These costs are amortized as the services are transferred to the customer over the contract period, which generally does not exceed six months, and the expense is recognized as a component of direct cost of services. If, during the auction or liquidation sale, the Company determines that the total costs to be incurred on a performance obligation under a contract exceeds the total estimated revenues to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.

If the Company determines that the variable consideration used in the initial determination of the transaction price for the contract is such that the total recoveries from the auction or liquidation will not exceed the guaranteed recovery values or advances made in accordance with the contract, the transaction price will be reduced and a loss or negative revenue could result from the performance obligation. A provision for the entire loss as negative revenue on the performance obligation is recognized in the period the loss is determined.

Valuation and Appraisal Segment - Revenues in the Valuation and Appraisal segment are primarily comprised of fees for Valuation and Appraisal services. Revenues are recognized when the performance obligation is completed and is generally at the point in time upon delivery of the report to the customer. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs.

Principal Investments – United Online and magicJack Segment –Revenues in the Principal Investments - United Online and magicJack segment are primarily comprised of services revenue from fees charged to United Online pay accounts; sales revenue from the sale of the magicJack and related devices and access rights; revenues from access rights renewals and mobile apps; prepaid minutes revenues; revenues from access and wholesale charges; service revenue from UCaaS hosting services; advertising and other revenues; and products revenues from the sale of magicJack and mobile broadband service devices, including the related shipping and handling and installation fees, if applicable.

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

Revenues from sales of the magicJack devices and access rights represent revenues recognized from sales of the magicJack devices to retailers, wholesalers, or direct to customers, net of returns, over the period associated with the access right period. Revenues for the device and initial access right were accounted for as a combined unit of accounting and recognized ratably over the service term. The transaction price for magicJack devices is allocated between equipment and service based on stand-alone selling prices. Revenues allocated to equipment are recognized upon delivery (when control transfers to the customer), and service revenue is recognized ratably over the service term. The Company estimates the return of direct sales as part of the transaction price using a six month rolling average of historical returns. Revenues for hardware and shipping are recognized at the time of delivery and revenues for services are recognized ratably over the service. The Company recognizes revenue for hardware based on delivery terms to the retailer and revenue for service is deferred for the delay period and recognized ratably over the remaining access right period.

Revenues from access rights renewals and mobile apps represents revenues from customers purchasing rights to access our servers beyond the access right period included in a magicJack device or magicJack service. The extended access right ranges from one to five years. These fees charged to customers are initially deferred and recognized as revenue ratably over the extended access right period. Revenues from access rights granted to users of the magicApp, magicJack Connect App and magicJack Spark are recognized ratably over the access right period.

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

UCaaS revenues are recurring monthly service revenue from sales of its hosted services. Customers are billed monthly in advance for these recurring services and in arrears for one time service charges and other certain usage charges. UCaaS revenues also includes non-recurring revenue from the sale of hardware and network equipment. Revenues for recurring monthly service are recorded in the period the services are provided over the term of the respective customer agreements and revenue from the sale of hardware and network equipment is recognized in the period that the equipment is delivered and put into service.

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

Brands Segment– Revenues are derived from various license agreements that provide revenue based on guaranteed minimum royalty payments and advertising/marketing fees with additional royalty revenue based on a percentage of defined sales. Guaranteed minimum royalty payments and advertising/marketing revenue are recognized on a straight-line basis over the term of each contract year, as defined in each license agreement. Royalty payments exceeding the guaranteed minimum amounts are recognized as income during the period corresponding to the licensee’s sales. Additionally, payments received for terminating licenses are recognized when termination agreements are entered into and collectability is probable.

Payments received as consideration for the grant of a license are recorded as deferred revenue at the time payment is received and recognized ratably as revenue over the term of the license agreement. Advanced royalty payments are recorded as deferred revenue at the time payment is received and recognized as revenue when earned. Revenue is not recognized unless collectability is probable.

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

Goodwill includes the excess of the purchase price over the fair value of net assets acquired in business combinations and the acquisition of noncontrolling interests. The Codification requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment). Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. The Company operates five reporting units, which are the same as its reporting segments described in Note 22 to the consolidated financial statements. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

When testing goodwill for impairment, we may assess qualitative factors for some or all of our reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, we may bypass this qualitative assessment for some or all of our reporting units and perform a detailed quantitative test of impairment (step 1). If we perform the detailed qualitative impairment test and the carrying amount of the reporting unit exceeds its fair value, we would perform an analysis (step 2) to measure such impairment. In 2019, we performed a qualitative assessment of the recoverability of our goodwill balances for each of our reporting units in performing our annual impairment test and concluded that the fair values of each of our reporting units exceeded their carrying values and no impairments were identified.

In accordance with the Codification, the Company reviews the carrying value of its intangibles, which is comprised of tradenames and customer lists, and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. During the year ended December 31, 2019, the Company recognized no impairment of intangibles. During the year ended December 31, 2018, the Company recognized impairment of intangibles in the amount of $1.1 million related to the tradename of Wunderlich Securities, Inc. In June 2018, the Company changed the name Wunderlich Securities, Inc. to B. Riley Wealth Management, Inc. This impairment charge is included in restructuring charge in our consolidated statements of income.

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

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. As a result of the common stock offering that was completed on June 5, 2014, the Company had a more than 50% ownership shift in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of December 31, 2019, the Company believes that the net operating loss that existed as of the more than 50% ownership shift will be utilized in future tax periods and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an allowance.

Recent Accounting Pronouncements

See Note 2(ab) to the accompanying financial statements for recent accounting pronouncements we have not yet adopted and recently adopted.

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

The primary objective of our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income we receive from investments without significantly increasing risk. To achieve these objectives, our investments allow us to maintain a portfolio of cash equivalents, short-term investments through a variety of securities owned that primarily includes common stocks, loans receivable and investments in partnership interests. Our cash and cash equivalents through December 31, 2019 included amounts in bank checking and liquid money market accounts. We may be exposed to interest rate risk through trading activities in convertible and fixed income securities as well as U.S. Treasury securities, however, based on our daily monitoring of this risk, we believe we currently have limited exposure to interest rate risk in these activities.

Foreign Currency Risk

The majority of our operating activities are conducted in U.S. dollars. Revenues generated from our foreign subsidiaries totaled $0.1 million for the year ended December 31, 2019 or less than 1% of our total revenues of $652.1 million during the year ended December 31, 2019. The financial statements of our foreign subsidiaries are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (loss). Transaction gains (losses), which were included in our consolidated statements of income, amounted to a loss of $0.2 million and a gain of $1.3 million during the year ended December 31, 2019 and 2018, respectively. We may be exposed to foreign currency risk; however, our operating results during the year ended December 31, 2019 included $0.1 million of revenues from our foreign subsidiaries and a 10% appreciation of the U.S. dollar relative to the local currency exchange rates would result in less than $0.1 million increase in our operating income and a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net decrease in our operating income of less than $0.1 million for the year ended December 31, 2019.

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

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that as of December 31, 2019 our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Except for the material weakness identified below, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter to which this report relates that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2019.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 using criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded there is a material weakness in internal control over financial reporting as December 31, 2019 related to our disclosure controls of related party transactions. Management’s controls over related party disclosures did not operate at a level of precision to prevent or detect a potential material disclosure misstatement in the consolidated financial statements.

Remediation

Management has been implementing and continues to implement measures designed to ensure that the control deficiency contributing to the material weakness is remediated, such that the controls are designed, implemented, and operating effectively. The remediation actions include: (i) creating a related party oversight function and (ii) enhancing the related party policies and procedures with a specific focus on related party disclosures.

We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2020.

Our independent registered public accounting firm, Marcum LLP, has audited the consolidated financial statements and has issued an adverse attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2019, as stated in their report which is included in the Financial Statements of this Annual Report on Form 10-K.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2020 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2019.

Item 11. EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2020 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2019.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2020 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2019.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2020 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2019.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2020 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2019.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements. The Company’s Consolidated Financial Statements as of December 31, 2019 and 2018 and for each of the three years in the year ended December 31, 2019 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements and the effectiveness of internal control over financial reporting of the Company are hereby filed as part of this report, beginning on page F-1.

2.	Financial Statement Schedules.

Financial Statement Schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included in the consolidated financial statements or the notes thereto.

(b)	Exhibits and Index to Exhibits, below.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger, dated as of May 4, 2016, by and among the registrant, Unify Merger Sub, Inc., and United Online, Inc.	8-K	2.1	5/6/2016

2.2+	Amended and Restated Agreement and Plan of Merger, dated as of March 15, 2017, and effective as of February 17, 2017, by and among FBR & Co., the registrant and BRC Merger Sub, LLC.	S-4/A (File No. 333-216763)	Appendix A	5/1/2017

2.3+	Merger Agreement, dated as of May 17, 2017, by and among the registrant, Foxhound Merger Sub, Inc., Wunderlich Investment Company, Inc. and the Stockholder Representative.	8-K	2.1	5/18/2017

2.4+	Agreement and Plan of Merger, dated as of November 9, 2017, by and among the registrant, B. R. Acquisition Ltd. and magicJack VocalTec Ltd.	8-K	2.1	11/9/2017

2.5	Amendment No. 1, dated May 8, 2018, to the Agreement and Plan of Merger, dated November 9, 2017, by and among B. Riley Financial, Inc., B. R. Acquisition Ltd. and magicJack VocalTec Ltd.	8-K	2.2	11/20/2018

2.6	Limited Waiver and Agreement, dated as of November 9, 2018, by and between B. Riley Financial, Inc. and magicJack VocalTec Ltd.	8-K	2.3	11/20/2018

2.7+	Membership Interest Purchase Agreement, dated as of October 11, 2019 by and among B. Riley Financial, Inc., B. Riley Brand Management LLC, BR Brand Acquisition LLC and BR Brand Holdings LLC.	8-K	2.1	11/1/2019+

3.1	Amended and Restated Certificate of Incorporation, as amended, dated as of August 17, 2015.	10-Q	3.1	8/3/2018

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
3.2	Amended and Restated Bylaws, dated as of November 6, 2014.	10-Q	3.6	11/6/2014

3.3	Certificate of Designation designating the 6.875% Series A Cumulative Perpetual Preferred Stock of B. Riley Financial, Inc.	8-K	3.1	10/7/2019

4.1	Form of common stock certificate.	10-K	4.1	3/30/2015

4.2	Base Indenture, dated as of November 2, 2016, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	11/2/2016

4.3	Second Supplemental Indenture, dated as of May 31, 2017, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	5/31/2017

4.4	Form of 7.50% Senior Note due 2027 (included in Exhibit 4.3).	8-K	4.1	5/31/2017

4.5	Third Supplemental Indenture, dated as of December 13, 2017, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	12/13/2017

4.6	Form of 7.25% Senior Note due 2027 (included in Exhibit 4.5).	8-K	4.1	12/13/2017

4.7	Fourth Supplemental Indenture, dated as of May 17, 2018, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	5/17/2018

4.8	Form of 7.375% Senior Note due 2023 (included in Exhibit 4.7).	8-K	4.2	5/17/2018

4.9	Fifth Supplemental Indenture, dated as of September 11, 2018, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	9/11/2018

4.10	Form of 6.875% Senior Note due 2023 (included in Exhibit 4.9).	8-K	4.2	9/11/2018

4.11	Second Supplemental Indenture, dated as of September 23, 2019, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	4.3	9/23/2019

4.12	Form of 6.50% Senior Note due 2026 (included in Exhibit 4.11).	8-K	4.4	9/23/2019

4.13	Deposit Agreement, dated October 7, 2019, among B. Riley Financial, Inc., Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, with respect to B. Riley Financial, Inc.’s 6.875% Series A Cumulative Perpetual Preferred Stock.	8-K	4.1	10/7/2019

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
4.14	Form of Specimen Certificate representing the 6.875% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share, of B. Riley Financial, Inc.	8-K	4.2	10/7/2019

4.15	Form of Depositary Receipt. (included in Exhibit 4.13)	8-K	4.1	10/7/2019

4.16	Third Supplemental Indenture, dated as of February 12, 2020, by and between the Company and The Bank of New York Mellon Trust Company National Association, as Trustee.	8-K	4.4	2/12/2020

4.17	Form of 6.375% Senior Note due 2025 (included in Exhibit 4.18).6	8-K	4.4	2/12/2020

4.18*	Description of Registered Securities

10.1	Security Agreement, dated as of October 21, 2008, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association (Successor to Wells Fargo Retail Finance, LLC).	10-Q	10.8	8/31/2009

10.2	Escrow Agreement, dated as of July 31, 2009, by and among Alternative Asset Management Acquisition Corp., the registrant, Andrew Gumaer, as the Member Representative, and Continental Stock Transfer & Trust Company.	8-K	10.6	8/6/2009

10.3#	Form of Director and Officer Indemnification Agreement.	8-K	10.11	8/6/2009

10.4	Loan and Security Agreement (Accounts Receivable & Inventory Line of Credit), dated as of May 17, 2011, by and between BFI Business Finance and Great American Group Advisory & Valuation Services, LLC.	8-K	10.1	5/26/2011

10.5	Second Amended and Restated Credit Agreement, dated as of July 15, 2013, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association.	8-K	10.1	7/19/2013

10.6	Third Amended and Restated Guaranty, dated as of July 15, 2013, by and between the registrant and Great American Group, LLC, in favor of Wells Fargo Bank, National Association.	8-K	10.2	7/19/2013

10.7	Uncommitted Liquidation Finance Agreement, dated as of March 19, 2014, by and among GA Asset Advisors Limited, each special purpose vehicle affiliated to GA Asset Advisors Limited which accedes to such agreement, and Burdale Financial Limited.	8-K	10.1	3/25/2014

10.8	Master Guarantee and Indemnity, dated as of March 19, 2014, by and among GA Asset Advisors Limited, the registrant, Great American Group, LLC, Great American Group WF, LLC, Burdale Financial Limited and Wells Fargo Bank, National Association.	8-K	10.2	3/25/2014

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
10.9	First Amendment to Credit Agreement and Limited Consent and Waiver, dated as of May 28, 2014, by and among Wells Fargo Bank, National Association, Great American Group WF, LLC, Great American Group, Inc. and Great American Group, LLC.	10-Q	10.8	8/14/2014

10.10	Third Amendment to Credit Agreement, dated as of February 5, 2015, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association.	10-Q	10.7	5/7/2015

10.11	Fourth Amendment to Credit Agreement, dated as of February 19, 2015, by and between Great American Group WF, LLC, GA Retail, Inc. and Wells Fargo Bank, National Association.	10-Q	10.8	5/7/2015

10.12#	Amended and Restated 2009 Stock Incentive Plan.	10-Q	10.1	8/11/2015

10.13#	Amended and Restated 2009 Stock Incentive Plan – Form of Restricted Stock Unit Agreement.	10-Q	10.2	8/11/2015

10.14#	Amended and Restated 2009 Stock Incentive Plan – Stock Bonus Program and Form of Stock Bonus Award Agreement.	10-Q	10.3	8/11/2015

10.15#	Employment Agreement, dated as of April 13, 2015, by and between the registrant and Alan N. Forman.	10-Q	10.4	8/11/2015

10.16#	B. Riley Financial, Inc. Management Bonus Plan.	8-K	10.1	8/18/2015

10.17	Fifth Amendment to Credit Agreement, dated June 10, 2016, by and among Great American Group WF, LLC, GA Retail, Inc. and Wells Fargo Bank, National Association.	10-Q	10.1	8/5/2016

10.18	Sixth Amendment and Joinder under Credit Facility among Great American Group WF, LLC and Wells Fargo Bank, National Association as Lender October 5, 2016.	10-Q	10.1	11/14/2016

10.19	Seventh Amendment to Credit Agreement, dated as of April 21, 2017, by and among Great American Group WF, LLC, GA Retail, Inc., GA Retail Canada, ULC, Wells Fargo Bank, National Association and Wells Fargo Capital Finance Corporation Canada.	8-K	10.1	4/27/2017

10.20	Warrant Agreement, dated as of July 3, 2017, by and between the registrant and Continental Stock Transfer & Trust Company.	8-K	10.1	7/5/2017

10.21#	Registration Rights Agreement, dated as of July 3, 2017, by and among the registrant and the persons listed on the signature pages thereto.	8-K	10.4	7/5/2017

10.22#	Employment Agreement, dated as of January 1, 2018, by and between the registrant and Bryant R. Riley.	8-K	10.1	1/5/2018

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
10.23#	Employment Agreement, dated as of January 1, 2018, by and between the registrant and Thomas J. Kelleher.	8-K	10.2	1/5/2018

10.24#	Employment Agreement, dated as of January 1, 2018, by and between Great American Group, LLC. and Andrew Gumaer.	8-K	10.3	1/5/2018

10.25#	Employment Agreement, dated as of January 1, 2018, by and between the registrant and Phillip J. Ahn.	8-K	10.4	1/5/2018

10.26#	Employment Agreement, dated as of January 1, 2018, by and between the registrant and Alan N. Forman.	10-K	10.42	3/14/2018

10.27	Debt Conversion and Purchase and Sale Agreement, dated January 12, 2018, by and among the registrant, bebe stores, inc. and The Manny Mashouf Living Trust.	8-K	10.1	1/16/2018

10.28#	Employment Agreement, dated as of July 10, 2018, by and between the registrant and Kenneth M. Young.	8-K	10.1	7/16/2018

10.29#	Employment Agreement, dated as of July 10, 2018, by and between B. Riley FBR, Inc. and Andrew Moore.	8-K	10.2	7/16/2018

10.30#	Amendment No. 1 to Employment Agreement, dated as of July 10, 2018, by and between the registrant and Bryant R. Riley.	8-K	10.3	7/16/2018

10.31#	Amendment No. 1 to Employment Agreement, dated as of July 10, 2018, by and between the registrant and Thomas Kelleher.	8-K	10.4	7/16/2018

10.32#	2018 Employee Stock Purchase Plan.	8-K	10.1	7/31/2018

10.33	Credit Agreement, dated December 19, 2018.	8-K	10.1	12/27/2018

10.34	Security and Pledge Agreement, dated December 19, 2018.	8-K	10.2	12/27/2018

10.35	Unconditional Guaranty and Pledge Agreement by B. Riley Principal Investments, LLC, dated December 19, 2018.	8-K	10.3	12/27/2018

10.36	Unconditional Guaranty by the registrant, dated December 19, 2018.	8-K	10.3	12/27/2018

10.37	Underwriting Agreement, dated as of September 18, 2019, by and among the Company and B. Riley FBR, Inc., as representative of the several underwriters named therein.	8-K	1.1	9/23/2019

10.38	Underwriting Agreement, dated as of October 2, 2019, by and among the Company and B. Riley FBR, Inc., as representative of the several underwriters named therein.	8-K	1.1	10/7/2019

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
10.39	At Market Issuance Sales Agreement, dated as of September 23, 2019, by and between B. Riley Financial, Inc. and B. Riley FBR, Inc.	S-3	1.2	9/23/2019

10.40#	Amendment to Amended and Restated 2009 Stock Incentive Plan.	10-Q	10.4	11/1/2019

10.41	At Market Issuance Sales Agreement, dated December 5, 2019, by and between the Company and B. Riley FBR, Inc.	8-K	1.1	12/5/2019

10.42	Underwriting Agreement, dated as of February 10, 2020, by and among the Company and B. Riley FBR, Inc., as representative of the several underwriters named therein.	8-K	1.1	2/12/2020

10.43	At Market Issuance Sales Agreement, dated as of February 14, 2020, by and between B. Riley Financial, Inc. and B. Riley FBR, Inc.	S-3	1.2	2/14/2020

21.1*	Subsidiary List

23.1*	Consent of Marcum LLP

31.1*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.3*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Securities and Exchange Commission upon request.
#	Management contract or compensatory plan or arrangement.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B. Riley Financial, Inc.

Date: March 9, 2020	/s/ PHILLIP J. AHN
(Phillip J. Ahn, Chief Financial Officer and Chief Operating Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ BRYANT R. RILEY	Co-Chief Executive Officer	March 9, 2020
(Bryant R. Riley)	Chairman of the Board (Principal Executive Officer)

/s/ THOMAS J. KELLEHER	Co-Chief Executive Officer	March 9, 2020
(Thomas J. Kelleher)	Director

/s/ PHILLIP J. AHN	Chief Financial Officer	March 9, 2020
(Phillip J. Ahn)	Chief Operating Officer (Principal Financial Officer)

/s/ HOWARD E. WEITZMAN	Chief Accounting Officer	March 9, 2020
(Howard E. Weitzman)	(Principal Accounting Officer)

/s/ ROBERT D’AGOSTINO	Director	March 9, 2020
(Robert D’Agostino)

/s/ ROBERT L. ANTIN	Director	March 9, 2020
(Robert L. Antin)

/s/ ANDREW GUMAER	Director	March 9, 2020
(Andrew Gumaer)

/s/ MICHAEL J. SHELDON	Director	March 9, 2020
(Michael J. Sheldon)

/s/ TODD D. SIMS	Director	March 9, 2020
(Todd D. Sims)

/s/ MIMI WALTERS	Director	March 9, 2020
(Mimi Walters)

/s/ MIKEL H. WILLIAMS	Director	March 9, 2020
(Mikel H. Williams)

B. RILEY FINANCIAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

B. Riley Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of B. Riley Financial, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 9, 2020, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum LLP

We have served as the Company’s auditor since 2009.

Marcum LLP

New York, NY

March 9, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

B. Riley Financial, Inc.

Opinion on the Financial Statements

We have audited B. Riley Financial, Inc.'s (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness described below, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in “Management Annual Report on Internal Control over Financial Reporting”.

The Company uses certain controls for the identification and disclosure of material related party transactions. These controls were not effective, and as a result, the Company did not have adequate controls in place as of December 31, 2019 to properly identify and disclose material related party transactions in accordance with ASC 850, Related Party Disclosures.

The material weakness was considered in determining the nature, timing, and extend of audit tests applied in our audit of the 2019 financial statements, and this report does not affect our report dated March 9, 2020 on those consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2019 and 2018 and the related consolidated statements of income, comprehensive income, equity, and cash flows and the related notes for each of the three years in the period ended December 31, 2019 of the Company, and our report dated March 9, 2020 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Marcum LLP

New York, NY

March 9, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except par value)

	December 31,	December 31,
	2019	2018

Assets
Assets:
Cash and cash equivalents	$104,268	$179,440
Restricted cash	471	838
Due from clearing brokers	23,818	37,738
Securities and other investments owned, at fair value	451,551	273,577
Securities borrowed	814,331	931,346
Accounts receivable, net	46,624	42,123
Due from related parties	5,832	1,729
Advances against customer contracts	27,347	—
Loans receivable (includes $157,080 from related parties at December 31, 2019)	225,848	38,794
Prepaid expenses and other assets	81,808	79,477
Operating lease right-of-use assets	47,809	—
Property and equipment, net	12,727	15,523
Goodwill	223,697	223,368
Other intangible assets, net	220,525	91,358
Deferred income taxes	31,522	42,399
Total assets	$2,318,178	$1,957,710
Liabilities and Equity
Liabilities:
Accounts payable	$4,477	$5,646
Accrued expenses and other liabilities	130,714	108,662
Deferred revenue	67,121	69,066
Due to related parties and partners	1,750	2,428
Securities sold not yet purchased	41,820	37,623
Securities loaned	810,495	930,522
Mandatorily redeemable noncontrolling interests	4,616	4,633
Operating lease liabilities	61,511	—
Notes payable	38,167	1,550
Loan participations sold	12,478	—
Term loan	66,666	79,166
Senior notes payable	688,112	459,754
Total liabilities	1,927,927	1,699,050

Commitments and contingencies (Note 17)
B. Riley Financial, Inc. stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 2,349 shares issued and outstanding as of December 31, 2019 and none issued and outstanding as of December 31, 2018; liquidation preference of $58,723 as of December 31, 2019.	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 26,972,332 and 26,603,355 issued and outstanding as of December 31, 2019 and December 31, 2018, respectively.	3	2
Additional paid-in capital	323,109	258,638
Retained earnings	39,536	1,579
Accumulated other comprehensive loss	(1,988)	(2,161)
Total B. Riley Financial, Inc. stockholders’ equity	360,660	258,058
Noncontrolling interests	29,591	602
Total equity	390,251	258,660
Total liabilities and equity	$2,318,178	$1,957,710

The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollars in thousands, except share data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Services and fees	$566,956	$384,076	$302,113
Interest income - Loans and securities lending	77,221	38,277	19,756
Sale of goods	7,935	638	307
Total revenues	652,112	422,991	322,176
Operating expenses:
Direct cost of services	58,824	34,754	40,625
Cost of goods sold	7,575	800	398
Selling, general and administrative expenses	385,219	310,508	227,884
Restructuring charge	1,699	8,506	12,374
Interest expense - Securities lending and loan participations sold	32,144	23,039	12,051
Total operating expenses	485,461	377,607	293,332
Operating income	166,651	45,384	28,844
Other income (expense):
Interest income	1,577	1,326	420
(Loss) income from equity investments	(1,431)	7,986	(437)
Interest expense	(50,205)	(33,393)	(8,382)
Income before income taxes	116,592	21,303	20,445
Provision for income taxes	(34,644)	(4,903)	(8,510)
Net income	81,948	16,400	11,935
Net income attributable to noncontrolling interests	337	891	379
Net income attributable to B. Riley Financial, Inc.	81,611	15,509	11,556
Preferred stock dividends	264	—	—
Net income available to common shareholders	$81,347	$15,509	$11,556

Basic income per common share	$3.08	$0.60	$0.50
Diluted income per common share	$2.95	$0.58	$0.48

Weighted average basic common shares outstanding	26,401,036	25,937,305	23,181,388
Weighted average diluted common shares outstanding	27,529,157	26,764,856	24,290,904

The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$81,948	$16,400	$11,935
Other comprehensive income (loss):
Change in cumulative translation adjustment	173	(1,627)	1,178
Other comprehensive income (loss), net of tax	173	(1,627)	1,178
Total comprehensive income	82,121	14,773	13,113
Comprehensive income attributable to noncontrolling interests	337	891	379
Comprehensive income attributable to B. Riley Financial, Inc.	$81,784	$13,882	$12,734

The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

(Dollars in thousands, except share data)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, January 1, 2017	—	$—	19,140,342	$2	$141,170	$9,887	$(1,712)	$1,045	$150,392
Issuance of common stock for acquisition of MK Capital, LLC - contingent equity consideration on February 2, 2017	—	—	166,666	—	1,151	—	—	—	1,151
Issuance of common stock for acquisition Dialectic general partner interests on April 13, 2017	—	—	158,484	—	1,952	—	—	—	1,952
Issuance of common stock for acquisition of FBR & Co. on June 1, 2017	—	—	4,779,354	—	73,471	—	—	—	73,471
Issuance of common stock and common stock warrants for acquisition of Wunderlich on July 3, 2017	—	—	1,974,812	—	35,381	—	—	—	35,381
Vesting of restricted stock, net of shares withheld for employer taxes	—	—	349,804	—	(3,486)	—	—	—	(3,486)
Share based payments	—	—	—	—	10,341	—	—	—	10,341
Dividends on common stock ($0.67 per share)	—	—	—	—	—	(14,861)	—	—	(14,861)
Net income	—	—	—	—	—	11,556	—	(307)	11,249
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(922)	(922)
Foreign currency translation adjustment	—	—	—	—	—	—	1,178	—	1,178
Balance, December 31, 2017	—	$—	26,569,462	$2	$259,980	$6,582	$(534)	$(184)	$265,846
Issuance of common stock for acquisition of GlassRatner Advisory & Capital Group LLC	—	—	405,817	—	8,050	—	—	—	8,050
ESPP shares issued and vesting of restricted stock, net of shares withheld for employer taxes	—	—	682,442	—	(3,731)	—	—	—	(3,731)
Common shares cancelled - resolution of escrow claim	—	—	(21,233)	—	—	—	—	—	—
Common stock repurchased and retired	—	—	(1,033,133)	—	(18,703)	—	—	—	(18,703)
Share based payments	—	—	—	—	13,042	—	—	—	13,042
Dividends on common stock ($0.74 per share)	—	—	—	—	—	(20,512)	—	—	(20,512)
Net income	—	—	—	—	—	15,509	—	786	16,295
Foreign currency translation adjustment	—	—	—	—	—	—	(1,627)	—	(1,627)
Balance, December 31, 2018	—	$—	26,603,355	$2	$258,638	$1,579	$(2,161)	$602	$258,660
Common stock issued	—	—	2,248	—	63	—	—	—	63
Preferred stock issued	2,349	—	—	—	56,566	—	—	—	56,566
Issuance of common stock warrant for purchase of BR Brand Holdings, LLC	—	—	—	—	990	—	—	—	990
ESPP shares issued and vesting of restricted stock, net of shares withheld for employer taxes	—	—	604,661	1	(2,014)	—	—	—	(2,013)
Common stock repurchased and retired	—	—	(237,932)	—	(4,273)	—	—	—	(4,273)
Warrants repurchased and retired	—	—	—	—	(2,777)	—	—	—	(2,777)
Share based payments	—	—	—	—	15,916	—	—	—	15,916
Dividends on common stock ($1.49 per share)	—	—	—	—	—	(43,390)	—	—	(43,390)
Dividends on preferred stock ($114.58 per share)	—	—	—	—	—	(264)	—	—	(264)
Net income	—	—	—	—	—	81,611	—	337	81,948
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(721)	(721)
Noncontrolling interest from purchase of BR Brand Holdings, LLC	—	—	—	—	—	—	—	29,373	29,373
Foreign currency translation adjustment	—	—	—	—	—	—	173	—	173
Balance, Year Ended December 31, 2019	2,349	$—	26,972,332	$3	$323,109	$39,536	$(1,988)	$29,591	$390,251

The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$81,948	$16,400	$11,935
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	19,048	13,809	11,140
Provision for doubtful accounts	2,126	1,308	1,066
Share-based compensation	15,916	13,042	10,341
Recovery of key man life insurance	—	—	(6,000)
Non-cash interest and other	(12,267)	4,068	456
Effect of foreign currency on operations	(78)	(916)	(769)
Loss (income) from equity investments	1,431	(7,986)	437
Deferred income taxes	10,874	1,990	5,729
Impairment of leaseholds and intangibles, lease loss accrual and gain on disposal of fixed assets	(286)	4,142	3,602
Income allocated and fair value adjustment for mandatorily redeemable noncontrolling interests	1,220	1,222	10,799
Change in operating assets and liabilities:
Due from clearing brokers	13,920	(6,259)	3,359
Securities and other investments owned	(165,765)	(128,217)	(82,143)
Securities borrowed	117,015	(124,257)	47,595
Accounts receivable and advances against customer contracts	(33,927)	(12,948)	1,614
Prepaid expenses and other assets	9,588	(24,395)	(1,506)
Accounts payable, accrued payroll and related expenses, accrued expenses and other liabilities	32,553	3,559	(30,374)
Amounts due to/from related parties and partners	(4,781)	4,705	(11,826)
Securities sold, not yet purchased	4,197	9,332	7,678
Deferred revenue	(3,098)	(564)	(668)
Securities loaned	(120,026)	127,151	(64,255)
Net cash used in operating activities	(30,392)	(104,814)	(81,790)
Cash flows from investing activities:
Purchases of loans receivable	(343,811)	(38,794)	—
Repayments of loans receivable	159,186	—	—
Loan participations sold	31,806	—	—
Repayment of loan participations sold	(18,911)	—	—
Asset acquisition - Brands, net of cash acquired $2,160	(114,912)	—	—
Acquisition of magicJack, net of cash acquired $53,875	—	(89,240)	—
Acquisition of Wunderlich, net of cash acquired $4,259	—	—	(25,478)
Cash acquired from acquisition of FBR & Co.	—	—	15,738
Acquisition of other businesses	—	(4,000)	(2,052)
Acquisition of United Online, net of cash acquired $125,542 in 2016	—	—	(10,381)
Proceeds from sale of division of magicJack	6,196	—	—
Purchases of property, equipment and intangible assets	(3,461)	(5,432)	(825)
Proceeds from sale of property, equipment and intangible assets	513	37	836
Proceeds from key man life insurance	—	—	6,000
Equity investments	(33,391)	(16,640)	(1,674)
Dividends and distributions from equity investments	21,389	2,628	—
Net cash used in investing activities	(295,396)	(151,441)	(17,836)
Cash flows from financing activities:
Proceeds from asset based credit facility	140,439	300,000	65,987
Repayment of asset based credit facility	(103,343)	(300,000)	(65,987)
Proceeds from notes payable	—	51,020	—
Repayment of notes payable	(478)	(51,713)	(8,336)
Payment of participating note payable and contingent consideration	(4,250)	—	(1,250)
Proceeds from term loan	10,000	80,000	—
Repayment of term loan	(22,734)	—	—
Proceeds from issuance of senior notes	281,924	258,997	179,471
Redemption of senior notes	(52,154)	—	—
Payment of debt issuance costs	(3,425)	(7,260)	(4,289)
Payment of employment taxes on vesting of restricted stock	(2,022)	(3,731)	(3,486)
Common dividends paid	(41,138)	(22,684)	(16,755)
Preferred dividends paid	(264)	—	—
Repurchase of common stock	(4,273)	(18,703)	—
Repurchase of warrants	(2,777)	—	—
Distribution to noncontrolling interests	(1,958)	(1,067)	(11,261)
Proceeds from offering common stock	63	—	—
Proceeds from offering preferred stock	56,566	—	—
Net cash provided by financing activities	250,176	284,859	134,094
(Decrease) increase in cash, cash equivalents and restricted cash	(75,612)	28,604	34,468
Effect of foreign currency on cash, cash equivalents and restricted cash	73	(860)	2,667
Net (decrease) increase in cash, cash equivalents and restricted cash	(75,539)	27,744	37,135
Cash, cash equivalents and restricted cash, beginning of year	180,278	152,534	115,399
Cash, cash equivalents and restricted cash, end of year	$104,739	$180,278	$152,534

Supplemental disclosures:
Interest paid	$75,625	$50,103	$18,840
Taxes paid	$8,649	$6,497	$14,986

The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS OPERATIONS

B. Riley Financial, Inc. and its subsidiaries (collectively, the “Company”) provide investment banking and financial services to corporate, institutional and high net worth clients, and asset disposition, valuation and appraisal and capital advisory services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional services firms throughout the United States, Australia, Canada, and Europe and with the acquisitions of United Online, Inc. (“UOL”) on July 1, 2016 and magicJack VocalTec Ltd. (“magicJack”) on November 14, 2018, provide consumer Internet access and cloud communication services. The Company acquired a majority ownership of BR Brand Holding, LLC on October 28, 2019, through which the Company provides licensing of trademarks.

The Company operates in five operating segments: (i) Capital Markets, through which the Company provides investment banking, corporate finance, securities lending, restructuring, consulting, research, sales and trading and wealth management services to corporate, institutional and high net worth clients; (ii) Auction and Liquidation, through which the Company provides auction and liquidation services to help clients dispose of assets that include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property; (iii) Valuation and Appraisal, through which the Company provides valuation and appraisal services to clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs; (iv) Principal Investments - United Online and magicJack, through which the Company provides consumer Internet access and related subscription services from United Online and cloud communication services primarily through the magicJack devices; and (v) Brands, through which the Company licenses trademarks.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(b) Use of Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expense during the reporting period. Estimates are used when accounting for certain items such as valuation of securities, allowance for doubtful accounts, the fair value of intangible assets and goodwill, the fair value of mandatorily redeemable noncontrolling interests, fair value of share based arrangements, accounting for income tax valuation allowances, recovery of contract assets and sales returns and allowances. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

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

Revenues from contracts with customers in the Capital Markets segment, Auction and Liquidation segment, Valuation and Appraisal segment, Principal Investments – United Online and magicJack segment and Brands segment are primarily comprised of the following:

Capital Markets segment – Fees earned from corporate finance and investment banking services are derived from debt, equity and convertible securities offerings in which the Company acted as an underwriter or placement agent. Fees from underwriting activities are recognized as revenues when the performance obligation for the services related to the underwriting transaction is satisfied under the terms of the engagement and is not subject to any other contingencies. Fees are also earned from financial advisory and consulting services rendered in connection with client mergers, acquisitions, restructurings, recapitalizations and other strategic transactions. The performance obligation for financial advisory services is satisfied over time as work progresses on the engagement and services are delivered to the client. The performance obligation for financial advisory services may also include success and performance based fees which are recognized as revenue when the performance obligation is no longer constrained and it is not probable that the revenue recognized would be subject to significant reversal in a future period. Generally, it is probable that the revenue recognized is no longer subject to significant reversal upon the closing of the investment banking transaction.

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

Other revenues include (i) net trading gains and losses from market making activities in the Company’s fixed income group, (ii) carried interest from the Company’s asset management recognized as earnings from financial assets within the scope of ASC 323 - Investments - Equity Method and Joint Ventures, and therefore will not be in the scope of ASC 606 - Revenue from Contracts with Customers. In accordance with ASC 323 - Investments - Equity Method and Joint Ventures, the Company will record equity method income (losses) as a component of investment income based on the change in the Company’s proportionate claim on net assets of the investment fund, including performance-based capital allocations, assuming the investment fund was liquidated as of each reporting date pursuant to each fund’s governing agreements, and (iii) other miscellaneous income

Auction and Liquidation segment – Commission and fees earned on the sale of goods at Auction and Liquidation sales are recognized when evidence of a contract or arrangement exists, the transaction price has been determined, and the performance obligation has been satisfied when control of the product and risks of ownership has been transferred to the buyer. The commission and fees earned for these services are included in revenues in the accompanying consolidated statements of income. Under these types of arrangements, revenues also include contractual reimbursable costs.

Revenues earned from Auction and Liquidation services contracts where the Company guarantees a minimum recovery value for goods being sold at auction or liquidation are recognized over time when the performance obligation is satisfied. The Company generally uses the cost-to-cost measure of progress for the Company’s contracts because it best depicts the transfer of services to the customer which occurs as the Company incurs costs on its contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Costs to fulfill the contract include labor and other direct costs incurred by the Company related to the contract. Due to the nature of the guarantees and performance obligations under these contracts, the estimation of revenue that is ultimately earned is complex and subject to many variables and requires significant judgment. It is common for these contracts to contain provisions that can either increase or decrease the transaction price upon completion of the Company’s performance obligations under the contract. Estimated amounts are included in the transaction price at the most likely amount it is probable that a significant reversal of revenue will not occur. The Company estimates of variable consideration and determination of whether or not to include estimated amounts in the transaction price are based on an assessment of the Company’s anticipated performance under the contract taking into consideration all historical, current and forecasted information that is reasonably available to the Company. Costs that directly relate to the contract and expected to be recoverable are capitalized as an asset and included in advances against customer contracts in the accompanying consolidated balance sheets. These costs are amortized as the services are transferred to the customer over the contract period, which generally does not exceed six months, and the expense is recognized as a component of direct cost of services. If, during the auction or liquidation sale, the Company determines that the total costs to be incurred on a performance obligation under a contract exceeds the total estimated revenues to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.

If the Company determines that the variable consideration used in the initial determination of the transaction price for the contract is such that the total recoveries from the auction or liquidation will not exceed the guaranteed recovery values or advances made in accordance with the contract, the transaction price will be reduced and a loss or negative revenue could result from the performance obligation. A provision for the entire loss as negative revenue on the performance obligation is recognized in the period the loss is determined.

Valuation and Appraisal segment – Revenues in the Valuation and Appraisal segment are primarily comprised of fees for Valuation and Appraisal services. Revenues are recognized when the performance obligation is completed and is generally at the point in time upon delivery of the report to the customer. Revenues in the Valuation and Appraisal segment also include contractual reimbursable costs.

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

Revenues from sales of the magicJack devices and access rights represent revenues recognized from sales of the magicJack devices to retailers, wholesalers, or direct to customers, net of returns. The transaction price for magicJack devices is allocated between equipment and service based on stand-alone selling prices. Revenues allocated to equipment are recognized upon delivery (when control transfers to the customer), and service revenue is recognized ratably over the service term. The Company estimates the return of direct sales as part of the transaction price using a six month rolling average of historical returns. Revenues for hardware and shipping are recognized at the time of delivery and revenues for services are recognized ratably over the service term. The Company recognizes revenue for hardware based on delivery terms to the retailer and revenue for service is deferred for the delay period and recognized ratably over the remaining access right period.

Revenues from access rights renewals and mobile apps represents revenues from customers purchasing rights to access the Company’s servers beyond the access right period included in a magicJack device or magicJack service. The extended access right ranges from one to five years. These fees charged to customers are initially deferred and recognized as revenue ratably over the extended access right period. Revenues from access rights granted to users of the magicApp, magicJack Connect App and magicJack Spark are recognized ratably over the access right period.

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

UCaaS revenues are recurring monthly service revenue from sales of its hosted services. Customers are billed monthly in advance for these recurring services and in arrears for one time service charges and other certain usage charges. UCaaS revenues also includes non-recurring revenue from the sale of hardware and network equipment. Revenues for recurring monthly service are recorded in the period the services are provided over the term of the respective customer agreements and revenue from the sale of hardware and network equipment is recognized in the period that the equipment is delivered and put into service.

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

Brands segment – Revenues are derived from various license agreements that provide revenue based on guaranteed minimum royalty payments and advertising/marketing fees with additional royalty revenue based on a percentage of defined sales. Guaranteed minimum royalty payments and advertising/marketing revenue are recognized on a straight-line basis over the term of each contract year, as defined in each license agreement. Royalty payments exceeding the guaranteed minimum amounts are recognized as income during the period corresponding to the licensee’s sales. Additionally, payments received for terminating licenses are recognized when termination agreements are entered into and collectability is probable.

Payments received as consideration for the grant of a license are recorded as deferred revenue at the time payment is received and recognized ratably as revenue over the term of the license agreement. Advanced royalty payments are recorded as deferred revenue at the time payment is received and recognized as revenue when earned. Revenue is not recognized unless collectability is probable.

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

(e) Interest Expense - Securities Lending Activities and Loan Participations Sold

Interest expense from securities lending activities is included in operating expenses related to operations in the Capital Markets segment. Interest expense from securities lending activities is incurred from equity and fixed income securities that are loaned to the Company and totaled $30,739, $23,039 and $12,051 for the year ended December 31, 2019, 2018 and 2017, respectively. Loan participations sold as of December 31, 2019 totaled $12,478. Interest expense from loan participations sold totaled $1,405 for the year ended December 31, 2019.

(f) Concentration of Risk

Revenues in the Capital Markets, Valuation and Appraisal, Principal Investments - United Online and magicJack and Brands segments are currently primarily generated in the United States. Revenues in the Auction and Liquidation segment are primarily generated in the United States, Australia, Canada and Europe.

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

(g) Advertising Expenses

The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $1,903, $2,727, and $1,312 for the years ended December 31, 2019, 2018, and 2017 respectively. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying consolidated statements of income.

(h) Share-Based Compensation

The Company’s share-based payment awards principally consist of grants of restricted stock, restricted stock units, performance based restricted stock units and costs associated with the Company’s employee stock purchase plan. In accordance with the applicable accounting guidance, share-based payment awards are classified as either equity or liabilities. For equity-classified awards, the Company measures compensation cost for the grant of membership interests at fair value on the date of grant and recognizes compensation expense in the consolidated statements of income over the requisite service or performance period the award is expected to vest. The fair value of the liability-classified award will be subsequently remeasured at each reporting date through the settlement date. Change in fair value during the requisite service period will be recognized as compensation cost over that period.

In June 2018, the Company adopted the 2018 Employee Stock Purchase Plan (“Purchase Plan”) which allows eligible employees to purchase common stock through payroll deductions at a price that is 85% of the market value of the common stock on the last day of the offering period. In accordance with the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”), the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan.

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

(k) Restricted Cash

As of December 31, 2019, restricted cash balance is $471 related to one of the Company’s telecommunication suppliers. As of December 31, 2018, restricted cash balance of $838 included $469 cash collateral for one of the Company’s telecommunication suppliers and $369 certificate of deposits collateral for certain letters of credit.

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

(n) Accounts Receivable

Accounts receivable represents amounts due from the Company’s Auction and Liquidation, Valuation and Appraisal, Capital Markets, Principal Investments — United Online and magicJack and Brands customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes a specific customer identification methodology. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company’s bad debt expense and changes in the allowance for doubtful accounts for the years ended December 31, 2019 and 2018 are included in Note 6.

(o) Leases

The Company determines if an arrangement is, or contains, a lease at the inception date. Operating leases are included in right-of-use assets, with the related liabilities included in operating lease liabilities in the consolidated balance sheet.

Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. We use our estimated incremental borrowing rate in determining the present value of lease payments. Variable components of the lease payments such as fair market value adjustments, utilities, and maintenance costs are expensed as incurred and not included in determining the present value. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components which are accounted for as a single lease component. See Note 9 for additional information on leases.

(p) Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under finance leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

(q) Loans Receivable

Loans receivable are measured at historical cost and reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans, and for purchased loans, net of any unamortized premiums or discounts. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income over the lives of the related loans. Unearned income, discounts and premiums are amortized to interest income using a level yield methodology. At December 31, 2019 and 2018, loans receivable had a carrying value of $225,848 and $38,794, respectively, with interest rates ranging from 10.0% to 12.0% and various maturity dates through June 2022.

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

As of December 31, 2019 and 2018, the Company’s securities and other investments owned and securities sold not yet purchased at fair value consisted of the following securities:

	December 31,	December 31,
	2019	2018
Securities and other investments owned:
Equity securities	$353,162	$193,459
Corporate bonds	19,020	18,825
Other fixed income securities	8,414	3,825
Loans receivable at fair value	43,338	33,731
Partnership interests and other	27,617	23,737
	$451,551	$273,577

Securities sold not yet purchased:
Equity securities	$5,360	$11,130
Corporate bonds	33,436	16,338
Other fixed income securities	3,024	10,155
	$41,820	$37,623

(s) Goodwill and Other Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with the accounting guidance which requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill includes the excess of the purchase price over the fair value of net assets acquired in business combinations and the acquisition of noncontrolling interests. ASC 805 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment). Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. The Company operates five reporting units, which are the same as its reporting segments described in Note 22. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

When testing goodwill for impairment, the Company may assess qualitative factors for some or all of our reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, the Company may bypass this qualitative assessment for some or all of the Company’s reporting units and perform a detailed quantitative test of impairment (step 1). If the Company performs the detailed quantitative impairment test and the carrying amount of the reporting unit exceeds its fair value, the Company would perform an analysis (step 2) to measure such impairment. Based on the Company’s qualitative assessments during 2019, the Company concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of the reporting units exceeded their carrying values and no impairments were identified.

The Company reviews the carrying value of its amortizable intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. During the year ended December 31, 2019, the Company recognized no impairment of intangibles. During the year ended December 31, 2018, the Company recognized impairment of intangibles in the amount of $1,070 related to the tradename of Wunderlich Securities, Inc. In June 2018, the Company changed the name Wunderlich Securities, Inc. to B. Riley Wealth Management, Inc. This impairment charge is included in restructuring charge in the Company’s consolidated statements of income.

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

The Company’s securities and other investments owned and securities sold and not yet purchased are comprised of equity securities including, common and preferred stocks, warrants, options and common limited partnership interests; corporate bonds; other fixed income securities including, government and agency bonds; loans receivable valued at fair value; and investments in partnerships. Investments in equity securities that are based on quoted prices in active markets are included in Level 1 of the fair value hierarchy. The Company also holds nonpublic equity securities for which there is little or no public market and fair value is determined by management on a consistent basis. For investments where little or no public market exists, management’s determination of fair value is based on the best available information which may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration various factors including earnings history, financial condition, recent sales prices of the issuer’s securities and liquidity risks. These investments are included in Level 3 of the fair value hierarchy. Investments in partnership interests include investments in private equity partnerships that primarily invest in equity securities, bonds, and direct lending funds. The Company also invests in priority investment funds and the underlying securities held by these funds are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. The Company’s partnership and investment fund interests are valued based on the Company’s proportionate share of the net assets of the partnerships and funds; the value for these investments are derived from the most recent statements received from the general partner or fund administrator. These partnership and investment fund interests are valued at net asset value (“NAV”) in accordance with ASC “Topic 820: Fair Value Measurements.”

The fair value of mandatorily redeemable noncontrolling interests is determined based on the issuance of similar interests for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports and internal valuation models.

The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2019 and 2018.

	Financial Assets and Liabilities Measured at Fair Value
	on a Recurring Basis at December 31, 2019 Using
		Quoted prices in	Other	Significant
	Fair value at	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities and other investments owned:
Equity securities	$353,162	$243,911	$—	$109,251
Corporate bonds	19,020	—	19,020	—
Other fixed income securities	8,414	—	8,414	—
Loans receivable at fair value	43,338	—	—	43,338
Total	423,934	$243,911	$27,434	$152,589
Investment funds valued at net asset value (1)	27,617
Total assets measured at fair value	$451,551

Liabilities:
Securities sold not yet purchased:
Equity securities	$5,360	$5,360	$—	$—
Corporate bonds	33,436	—	33,436	—
Other fixed income securities	3,024	—	3,024	—
Total securities sold not yet purchased	41,820	5,360	36,460	—

Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,616	—	—	4,616
Total liabilities measured at fair value	$46,436	$5,360	$36,460	$4,616

	Financial Assets and Liabilities Measured at Fair Value
	on a Recurring Basis at December 31, 2018 Using
		Quoted prices in	Other	Significant
	Fair value at	active markets for	observable	unobservable
	December 31	identical assets	inputs	inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities and other investments owned:
Equity securities	$193,459	$168,882	$—	$24,577
Corporate bonds	18,825	—	18,825	—
Other fixed income securities	3,825	—	3,825	—
Loans receivable at fair value	33,731	—	—	33,731
Total	249,840	$168,882	$22,650	$58,308
Investment funds valued at net asset value(1)	23,737
Total assets measured at fair value	$273,577

Liabilities:
Securities sold not yet purchased:
Equity securities	$11,130	$11,130	$—	$—
Corporate bonds	16,338	—	16,338	—
Other fixed income securities	10,155	—	10,155	—
Total securities sold not yet purchased	37,623	11,130	26,493	—

Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,633	—	—	4,633
Total liabilities measured at fair value	$42,256	$11,130	$26,493	$4,633

(1)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy in accordance with ASC “Topic 820 Fair Value Measurements.” The fair value amounts presented in the tables above for investment funds valued at net asset value are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

As of December 31, 2019 and 2018, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $152,589 and $58,308, respectively, or 6.6% and 3.0%, respectively, of the Company’s total assets. In determining the fair value for these Level 3 financial assets, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity.

The following table summarizes the significant unobservable inputs in the fair value measurement of level 3 financial assets and liabilities by category of investment and valuation technique as of December 31, 2019:

	Fair value at
	December 31,				Weighted
	2019	Valuation Technique	Unobservable Input	Range	Average
Assets:
Equity securities	$109,251	Market approach	Multiple of revenue	1.2x	1.2	x
			Multiple of EBITDA	8.5x - 11.0x	9.9	x
			Multiple of EV-10	0.35x	0.35	x
			Market price of related security	$0.70 - $3.64/share	$3.52
		Discounted cash flow	Market interest rate	25.7%	25.7%
		Option pricing model	Annualized volatility	75.0%	75%
Loans receivable at fair value	43,338	Discounted cash flow	Market interest rate	12.5% -13.7%	13.0%
		Market approach	Market price of related security	$0.70/share	$0.70
Total level 3 assets measured at fair value	$152,589

Liabilities:
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$4,616	Market approach	Operating income multiple	6.0x	6.0	x

The changes in Level 3 fair value hierarchy during the year ended December 31, 2019 and 2018 are as follows:

	Level 3	Level 3 Changes During the Period				Level 3
	Balance at	Fair	Relating to	Purchases,	Transfer in	Balance at
	Beginning of	Value	Undistributed	Sales and	and/or out	End of
	Year	Adjustments	Earnings	Settlements	of Level 3	Period
Year Ended December 31, 2019
Equity securities	$24,577	$(4,809)	$1,424	$91,243	$(3,184)	$109,251
Loans receivable at fair value	33,731	10,999	1,621	(3,013)	—	43,338
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,633	—	(17)	—	—	4,616
Year Ended December 31, 2018
Equity securities	$28,346	$(4,220)	$578	$20,843	$(20,970)	$24,577
Loans receivable at fair value	33,713	35	300	(317)	—	33,731
Partnership interests and other	26,104	1,108	607	(26,087)	(1,732)	—
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,478	—	155	—	—	4,633

The amount reported in the table above for the year ended December 31, 2019 and 2018 includes the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis. The carrying amounts reported in the consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value based on the short-term maturity of these instruments.

The carrying amount of the senior notes payable and term loan approximate fair value because the contractual interest rates or effective yields of such instruments are consistent with current market rates of interest for instruments of comparable credit risk.

During the year ended December 31, 2019 and 2018, there were no assets or liabilities measured at fair value on a non-recurring basis.

(u) Derivative and Foreign Currency Translation

The Company periodically uses derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain Auction and Liquidation engagements with operations outside the United States. The Company did not use any derivative contracts during the year ended December 31, 2019. The Company’s use of derivatives consisted of the purchase of forward exchange contracts in the amount of $42,108 Canadian dollars that were settled during the first and second quarter of 2018.

The net loss from forward exchange contracts was $91 during the year ended December 31, 2018. This amount is reported as a component of selling, general and administrative expenses in the consolidated statements of income.

The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Transaction (losses) gains were ($238), 1,294, and ($786) during the years ended December 31, 2019, 2018 and 2017, respectively. These amounts are included in selling, general and administrative expenses in the Company’s consolidated statements of income.

(v) Common Stock Warrants

The Company issued 821,816 warrants to purchase common stock of the Company (the “Wunderlich Warrants”) in connection with the acquisition of Wunderlich Securities, Inc. (“Wunderlich”) on July 3, 2017. The Wunderlich Warrants entitle the holders of the warrants to acquire shares of the Company’s common stock from the Company at an exercise price of $17.50 per share, subject to, among other matters, the proper completion of an exercise notice and payment. The exercise price and the number of shares of Company common stock issuable upon exercise are subject to customary anti-dilution and adjustment provisions, which include stock splits, subdivisions or reclassifications of the Company’s common stock. The Wunderlich Warrants expire on July 3, 2022. On May 16, 2019, the Company repurchased 638,311 warrants for $2,777 ($4.35 per warrant) which is included in common stock warrants repurchased in the consolidated statements of equity. As of December 31, 2019, Wunderlich Warrants to purchase 183,505 shares of common stock were outstanding.

On October 28, 2019, the Company issued 200,000 warrants to purchase common stock of the Company (the “BR Brands Warrants”) in connection with the acquisition of BR Brand Holdings LLC (“BR Brand”). The BR Brand Warrants entitle the holders of the warrants to acquire shares of the Company’s common stock from the Company at an exercise price of $26.24 per share. One-third of the BR Brand Warrants immediately vested and became exercisable upon its issuance, and the remaining two-thirds of warrants will vest and become exercisable following the first and/or second anniversaries of the closing, subject to BR Brand’s (or another related joint venture with Bluestar Alliance LLC) satisfaction of specified financial performance targets. The BR Brand warrants expire three years after the last vesting event occurs.

	Exercise	Expiration	Issued and Outstanding Warrants as of Beginning of	Warrants	Warrants	Issued and Outstanding Warrants as of
	Price	Date	Year	Issued	Repurchased	End of Year

For the year ended December 31, 2018
Wunderlich Warrants	$17.50	July 3, 2022	821,816	-	-	821,816

For the year ended December 31, 2019
Wunderlich Warrants	$17.50	July 3, 2022	821,816	-	(638,311)	183,505
BR Brand Warrants	$26.24	October 28, 2024	-	200,000	-	200,000
Total			821,816	200,000	(638,311)	383,505

(w) Equity Investment

bebe stores, inc.

At December 31, 2019, the Company had a 30.5% ownership interest in bebe stores, inc. (“bebe”). The equity ownership in bebe is accounted for under the equity method of accounting and is included in prepaid expenses and other assets in the consolidated balance sheets.

National Holdings Corporation

On November 14, 2018, the Company entered into an agreement to acquire shares of National Holdings Corporation (“National Holdings”), a Nasdaq-listed issuer, from Fortress Biotech, Inc. for an aggregate purchase price totaling approximately $22,900. The transaction was completed in two tranches. In the first tranche, which was completed in the fourth quarter of 2018, the Company acquired shares representing 24% of the total outstanding shares of National Holdings. The second tranche was completed in the first quarter of 2019. As of December 31, 2019, the Company had purchased 6,159,550 shares of National Holdings’ common stock, representing 46.8% of National Holdings’ outstanding shares, at $3.25 per share. The carrying value for the National Holdings investment is included in prepaid expenses and other assets in the consolidated balance sheets. The equity ownership in National Holdings is accounted for under the equity method of accounting.

(x) Loan Participations Sold

As of December 31, 2019, the Company has sold investments to third parties (“Participants”) that are accounted for as secured borrowings under ASC Topic 860, Transfers and Servicing. Under ASC Topic 860, a partial loan transfer does not qualify for sale accounting in order for sale treatment to be allowed. A participation or other partial loan transfer that meets the definition of a participating interest is classified as loan receivable and the portion transferred is recorded as a secured borrowing under loan participations sold in the consolidated balance sheet. The Participants are entitled to payments made by the borrower of the related loan equal to the current loan participations sold outstanding at the interest rates for the respective investment. In the event that the borrower defaults, the Participants have rights to payments from such borrower, but do not have recourse to the Company. The terms of the loan participations sold are commensurate with the terms of the related loan.

As of December 31, 2019, the Company had entered into participation agreements for a total of $12,478. In addition, the interest income and interest expense related to the loan participations sold is presented gross on the consolidated statement of income.

(y) Supplemental Non-cash Disclosures

During the year ended December 31, 2019, non-cash activities included the conversion of loans receivable in the amount of $12,209 into securities and other investments owned, the recognition of new operating lease right-of-use (“ROU”) assets of $1,032, the recognition of new operating lease liabilities of $1,032 and the issuance of warrants to purchase the Company’s stock in the amount of $990 related to the purchase of BR Brand. During the year ended December 31, 2018, non-cash activities included the conversion of a loan receivable in the amount of $16,867 and accrued interest receivable of $51 into an equity investment that totaled $16,918.

(z) Reclassifications

During the years ended December 31, 2018 and 2017, interest income earned on loans of $6,479 and $2,728, respectively, was previously included in services and fees income in the capital markets segment. These interest income amounts have been reclassified and reported in interest income – loans and securities lending to conform to the 2019 presentation. During the years ended December 31, 2018 and 2017, expenses of $16,826 and $14,876, respectively, were previously included in direct cost of services in the valuation and appraisal segment. These expenses have been reclassified and reported in selling, general and administrative expenses to conform to the 2019 presentation.

(aa) Variable Interest Entity

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

The carrying value of the Company’s investments in the VIE that was not consolidated is shown below.

December 31, 2019
Partnership investments	$12,780
Due from related party	12
Maximum exposure to loss	$12,792

(ab) Recent Accounting Standards

Not yet adopted

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The revised guidance will be applied prospectively and is effective for calendar year-end SEC filers for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this accounting update will not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments − Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). This standard requires an allowance to be recorded for all expected credit losses for certain financial assets. The new standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments − Credit Losses (Topic 326); Targeted Transition Relief,” which allows entities to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. ASU 2016-13 and ASU 2019-05 are effective for public companies for interim and annual period beginning December 15, 2019. Entities are required to apply the standards’ provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.

The Company will adopt the new credit losses standard effective January 1, 2020. Pursuant to ASU 2016-13 and its amendment ASU 2019-05, the Company will elect the irrevocable fair value option for all outstanding loans receivable that are currently measured at amortized cost. Under the fair value option, loans receivable will be measured at each reporting period based upon their exit value in an orderly transaction and unrealized gains or losses from changes in fair value will be recorded in services and fee on the consolidated statements of income. These loans will no longer be subject to evaluation for impairment through an allowance for loan loss as such losses will be captured through fair value changes. The Company has determined that the impact of adopting ASC 326 is immaterial to the consolidated financial statements.

Recently adopted

In February 2016, FASB issued ASU. 2016-02: Leases (Topic 842) which requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a contract term longer than 12 months and provide enhanced disclosures. The Company adopted the new standard effective January 1, 2019 using the modified retrospective method. The Company elected the ‘package of practical expedients,’ which permits the Company not to reassess under the new standard the Company’s prior conclusions about lease identification, lease classification and initial direct costs. Upon adoption of ASC 842 on January 1, 2019, the Company recognized $67,519 operating lease liabilities with corresponding operating lease right-of-use assets. See Note 9 to the accompanying financial statements for additional information on leases.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 was effective for us in our first quarter of fiscal year 2019. The adoption of this standard did not have a material impact to the Company’s financial condition and results of operations.

NOTE 3 — ACQUISITIONS

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

The assets and liabilities of magicJack, both tangible and intangible, were recorded at their estimated fair values as of the November 14, 2018, acquisition date for magicJack. The application of the purchase method of accounting resulted in goodwill of $109,674 which represents the benefits from synergies with the Company’s existing business and acquired workforce. The purchase accounting for the acquisition has been accounted for as a stock purchase with all of the recognized goodwill is expected to be non-deductible for tax purposes.

The purchase price allocation was as follows:

Consideration paid by B. Riley:
Number of magicJack shares outstanding at November 14, 2018	16,248,299
Cash merger consideration per share	$8.71
Total cash consideration for magicJack common shares	141,523
Cash consideration for magicJack stock options and accelerated vesting of restricted stock awards	1,592
Total consideration	$143,115

Tangible assets acquired and assumed:
Cash and cash equivalents	$53,875
Restricted cash	369
Accounts receivable	3,103
Inventory	2,033
Prepaid expenses and other assets	4,961
Property and equipment	2,922
Deferred taxes	16,769
Accounts payable	(2,313)
Contract liabilities	(66,489)
Accrued payroll and related expenses	(1,989)
Accrued expenses and other liabilities	(24,450)
Developed technology	6,400
Tradename	1,750
Customer list	34,500
Process-know-how	2,000
Goodwill	109,674
Total	$143,115

Membership Interest Purchase Agreement with BR Brand Acquisition LLC

On October 11, 2019, the Company and B. Riley Brand Management LLC, an indirect wholly-owned subsidiary of the Company (the “B. Riley Member”), entered into a Membership Interest Purchase Agreement (the “MIPA”) with BR Brand Acquisition LLC (the “BR Brand Member”) and BR Brand, pursuant to which the B. Riley Member acquired a majority of the equity interest in BR Brand. The closing of the transactions in accordance with the MIPA (the “Closing”) occurred on October 28, 2019.

The B. Riley Member completed the Closing of a majority of the equity interest in BR Brand pursuant to the terms of the MIPA in exchange for (i) aggregate consideration of $116,500 in cash and (ii) warrant consideration of $990 from the issuance by the Company to Bluestar Alliance LLC (“Bluestar”), an affiliate of the BR Brand Member, of a warrant to purchase up to 200,000 shares of the Company’s common stock at an exercise price per share equal to $26.24. One-third of the shares of common stock issuable under the warrant immediately vested and became exercisable upon its issuance at the Closing, and the remaining two-thirds of such shares of common stock will vest and become exercisable following the first and/or second anniversaries of the Closing, subject to BR Brand’s (or another related joint venture with Bluestar) satisfaction of specified financial performance targets. The fair value of the non-controlling interest in the amount of $29,373 was determined based on the relative fair value of the net assets acquired. The Company incurred $570 of transaction costs in connection with the acquisition.

In connection with the Closing, (i) the BR Brand Member has caused the transfer of certain trademarks, domain names, license agreements and related assets from existing brand owners to BR Brand and (ii) the Company, Bluestar and certain of their affiliates (including the B. Riley Member and the BR Brand Member) entered into an amended and restated operating agreement for BR Brand and certain other commercial agreements.

The Company evaluated the transaction under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and Accounting Standards Update (“ASU”) 2017-01, Business Combinations: Clarifying the Definition of a Business. Based on this evaluation, the Company has determined that the acquisition did not meet the definition of a business and, therefore, has accounted for the transaction as an acquisition of assets. The fair value of the assets acquired, including transaction costs, have been reflected in the accompanying financial statements as follows:

Consideration paid by B. Riley:
Cash acquisition consideration	$116,500
Transaction costs	570
Total cash consideration	117,070
Warrant consideration	990
Total consideration	$118,060

Tangible assets acquired and assumed:
Cash and cash equivalents	$2,160
Accounts receivable	1,751
Deferred revenue	(1,332)
Tradename	136,176
Customer list	8,678
Non-controlling interest	(29,373)
Total	$118,060

Pro Forma Financial Information

The unaudited pro-forma financial information in the table below summarizes the combined results of operations of the Company and magicJack as though the acquisition had occurred as of January 1, 2018. The pro-forma financial information presented includes the effects of adjustments related to the amortization charges from the acquired intangible assets and the elimination of certain activities excluded from the transaction and transaction related costs. The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

Pro Forma (Unaudited)
Year Ended December 31,
2018
Revenues	$489,556
Net income attributable to B. Riley Financial, Inc.	$20,822

Basic earnings per share	$0.80
Diluted earnings per share	$0.78

Weighted average basic shares outstanding	25,937,305
Weighted average diluted shares outstanding	26,764,856

NOTE 4 — RESTRUCTURING CHARGE

The Company recorded restructuring charges in the amount of $1,699, $8,506 and $12,374 for the years ended December 31, 2019, 2018 and 2017, respectively.

The restructuring charges during the year ended December 31, 2019 were primarily related to severance costs for magicJack employees from a reduction in workforce and lease termination costs in the Principal Investments – United Online and magicJack segment.

The restructuring charges during the year ended December 31, 2018 were primarily related to severance costs and lease loss accruals for the planned consolidation of office space related to operations in the Capital Markets segment and the rebrand of B. Riley Wealth Management.

During the year ended December 31, 2017, the Company implemented costs savings measures taking into account the planned synergies as a result of the acquisitions of FBR and Wunderlich, which included a reduction in force for some of the corporate executives of FBR and Wunderlich and a restructuring to integrate FBR and Wunderlich’s operations with the Company’s existing operations. These initiatives resulted in a restructuring charge of $11,651 during the year ended December 31, 2017. The restructuring charges during the year ended December 31, 2017 included $2,400 related to severance and $884 related to the accelerated vesting of restricted stock awards to former corporate executives of FBR and Wunderlich and $3,241 of severance and $1,710 related to accelerated vesting of stock awards to employees and $3,416 of lease loss accruals and impairments for the planned consolidation of office space related to operations of FBR and Wunderlich. Of the $11,651 of restructuring charges related to these initiatives, $7,855 related to the Capital Markets segment and $3,796 related to corporate overhead. The restructuring charge during the year ended December 31, 2017 also included employee termination costs of $723 related to a reduction in personnel in the Principal Investments - United Online segment of the Company’s operations.

The following tables summarize the changes in accrued restructuring charge during the year ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Balance, beginning of year	$3,855	$2,600	$694
Restructuring charge	1,699	8,506	12,374
Cash paid	(4,150)	(4,667)	(5,957)
Non-cash items	196	(2,584)	(4,511)
Balance, end of year	$1,600	$3,855	$2,600

The following tables summarize the restructuring activities by reportable segment during the year ended December 31, 2019, 2018 and 2017:

	Year Ended December 31, 2019
		Principal
		Investments -
	Capital	United Online
	Markets	and magicJack	Corporate	Total
Restructuring charge:
Employee termination costs	$—	$1,594	$—	$1,594
Facility closure and consolidation charge (recovery)	(4)	109	—	105
Total restructuring charge	$(4)	$1,703	$—	$1,699

	Year Ended December 31, 2018
		Principal
		Investments -
	Capital	United Online
	Markets	and magicJack	Corporate	Total
Restructuring charge:
Employee termination costs	$4,179	$338	$—	$4,517
Impairment of intangible assets	1,070	—	—	1,070
Facility closure and consolidation charge (recovery)	3,129	—	(210)	2,919
Total restructuring charge	$8,378	$338	$(210)	$8,506

	Year Ended December 31, 2017
		Principal
		Investments -
	Capital	United Online
	Markets	and magicJack	Corporate	Total
Restructuring charge:
Employee termination costs	$4,951	$723	$3,284	$8,958
Facility closure and consolidation charge (recovery)	2,904	—	512	3,416
Total restructuring charge	$7,855	$723	$3,796	$12,374

NOTE 5 — SECURITIES LENDING

The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of December 31, 2019 and 2018:

				Amounts not
				offset in the
				consolidated balance
		Gross amounts	Net amounts	sheets but eligible
		offset in the	included in the	for offsetting
	Gross amounts	consolidated	consolidated	upon counterparty
	recognized	balance sheets (1)	balance sheets	default(2)	Net amounts
As of December 31, 2019
Securities borrowed	$814,331	$—	$814,331	$814,331	$—
Securities loaned	$810,495	$—	$810,495	$810,495	$—
As of December 31, 2018
Securities borrowed	$931,346	$—	$931,346	$931,346	$—
Securities loaned	$930,522	$—	$930,522	$930,522	$—

(1)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)	Includes the amount of cash collateral held/posted.

NOTE 6 — ACCOUNTS RECEIVABLE

The components of accounts receivable, net, include the following:

	December 31,	December 31,
	2019	2018
Accounts receivable	$36,385	$12,594
Investment banking fees, commissions and other receivables	8,043	26,581
Unbilled receivables	3,710	3,644
Total accounts receivable	48,138	42,819
Allowance for doubtful accounts	(1,514)	(696)
Accounts receivable, net	$46,624	$42,123

Additions and changes to the allowance for doubtful accounts consist of the following:

	Year Ended December 31,
	2019	2018	2017
Balance, beginning of period	$696	$800	$255
Add: Additions to reserve	2,126	1,308	1,066
Less: Write-offs	(1,151)	(1,066)	(311)
Less: Recovery	(157)	(346)	(210)
Balance, end of period	$1,514	$696	$800

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

NOTE 7 — PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	Estimated	December 31,
	Useful Lives	2019	2018
Leasehold improvements	Shorter of the remaining lease term or estimated useful life	$12,055	$11,513
Machinery, equipment and computer software	1 to 9 years	14,873	18,652
Furniture and fixtures	3.5 to 5 years	4,305	5,143
Total		31,233	35,308
Less: Accumulated depreciation and amortization		(18,506)	(19,785)
		$12,727	$15,523

Depreciation expense was $5,202, $4,674 and $3,718 during the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $223,697 and $223,368 at December 31, 2019 and December 31, 2018, respectively.

The changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 were as follows:

				Principal
				Investments-
	Capital	Auction and	Valuation and	United Online
	Markets	Liquidation	Appraisal	and magicJack
	Segment	Segment	Segment	Segment	Total
Balance as of December 31, 2017	$77,356	$1,975	$3,713	$15,727	$98,771
Goodwill acquired during the year:
Wunderlich purchase price adjustment	1,847	—	—	—	1,847
GlassRatner on August 1, 2018	16,617	—	—	—	16,617
magicJack on November 14, 2018	—	—	—	106,133	106,133
Balance as of December 31, 2018	95,820	1,975	3,713	121,860	223,368
Goodwill acquired during the year:
magicJack purchase price adjustment	—	—	—	3,542	3,542
magicJack allocation to the sale of a division	—	—	—	(3,213)	(3,213)
Balance as of December 31, 2019	$95,820	$1,975	$3,713	$122,189	$223,697

Intangible assets consisted of the following:

		As of December 31, 2019			As of December 31, 2018
		Gross			Gross
		Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Useful Life	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Customer relationships	2 to 16 Years	$99,008	$27,269	$71,739	$92,330	$16,608	$75,722
Domain names	7 Years	233	117	116	237	85	152
Advertising relationships	8 Years	100	44	56	100	31	69
Internally developed software and other intangibles	0.5 to 5 Years	11,765	4,843	6,922	11,773	2,436	9,337
Trademarks	7 to 10 Years	4,600	1,324	3,276	4,600	762	3,838
Total		115,706	33,597	82,109	109,040	19,922	89,118

Non-amortizable assets:
Tradenames		138,416	—	138,416	2,240	—	2,240
Total intangible assets		$254,122	$33,597	$220,525	$111,280	$19,922	$91,358

Amortization expense was $13,846, $9,135 and $7,422 for the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019, estimated future amortization expense is $15,714, $15,218, $14,564, $12,573 and $8,486 for the years ended December 31, 2020, 2021, 2022, 2023 and 2024, respectively. The estimated future amortization expense after December 31, 2024 is $15,554.

NOTE 9 — LEASING ARRANGEMENTS

The Company’s operating lease assets primarily represent the lease of office space where the Company conducts its operations with the weighted average lease term of 8.0 years. The operating leases have lease terms ranging from one month to twelve years. The weighted average discount rate used to calculate the present value of lease payments was 5.58% at December 31, 2019. For the years ended December 31, 2019, 2018 and 2017, the total operating lease expense was $12,582, $11,752 and $7,599, respectively. For the year ended December 31, 2019, $1,289 of operating lease expense were attributable to variable lease expenses. Operating lease expense is included in selling, general and administrative expenses in the consolidated statements of income.

For the year ended December 31, 2019, cash payments against operating lease liabilities totaled $12,934 and non-cash transactions totaled $3,679 to recognize operating lease right-of-use assets and operating lease liabilities. Cash flows from operating leases are classified as net cash flows from operating activities in the accompanying consolidated statements of cash flows.

As of December 31, 2019, maturities of operating lease liabilities were as follows:

Operating
Leases
Year ending December 31:
2020	$12,646
2021	10,753
2022	9,881
2023	9,127
2024	8,759
Thereafter	24,719
Total lease payments	75,885
Less: imputed interest	(14,374)
Total operating lease liability	$61,511

At December 31, 2019, the Company did not have any significant leases executed but not yet commenced.

NOTE 10 — NOTES PAYABLE

Asset Based Credit Facility

On April 21, 2017, the Company amended its credit agreement (as amended, the “Credit Agreement”) governing its asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) to increase the maximum borrowing limit from $100,000 to $200,000. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. The Credit Agreement continues to allow for borrowings under the separate credit agreement (a “UK Credit Agreement”) which was dated March 19, 2015 with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom. Such facility allows the Company to borrow up to 50 million British Pounds. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $200,000 credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The Company paid Wells Fargo Bank a closing fee in the amount of $500 in connection with the April 2017 amendment to the Credit Agreement. The interest rate for each revolving credit advance under the Credit Agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. Interest expense totaled $1,503, $4,247 and $1,136 for the years ended December 31, 2019, 2018 and 2017, respectively. The outstanding balance on this credit facility was $37,096 and $0 at December 31, 2019 and 2018, respectively. At December 31, 2019, there were no open letters of credit outstanding.

We are in compliance with all financial covenants in the asset based credit facility at December 31, 2019.

Other Notes Payable

Notes payable include notes payable to a clearing organization for one of the Company’s broker dealers. The notes payable accrue interest at the prime rate plus 2.0% (7.5% at December 30, 2019) payable annually, maturing January 31, 2022. At December 31, 2019 and 2018, the outstanding balance for the notes payable was $1,071 and $1,550, respectively. Interest expense was $87, $111 and $71 for the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE 11 — TERM LOAN

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

Under the BRPAC Credit Agreement, the Company borrowed $80,000 due December 19, 2023. Pursuant to the terms of the BRPAC Credit Agreement, the Company may request additional optional term loans in an aggregate principal amount of up to $10,000 at any time prior to the first anniversary of the agreement date (the “Option Loan”) with a final maturity date of December 19, 2023. On February 1, 2019, the Credit Parties, the Closing Date Lenders, the Agent and City National Bank, as a new lender (the “New Lender”), entered into the First Amendment to the Credit Agreement and Joinder (the “First Amendment”) pursuant to which, among other things, (i) New Lender became a party to the BRPAC Credit Agreement, (ii) the New Lender extended to Borrowers the Option Loan in the amount of $10,000, (iii) the aggregate outstanding principal amount of the term loans was increased from $80,000 to $90,000; and (iv) the amortization schedule under the BRPAC was amended as set forth in the First Amendment. Additionally, in connection with the Option Loan, the Borrowers executed a term note in favor of New Lender dated February 1, 2019 in the amount of $10,000. Borrowings under the BRPAC Credit Agreement bear interest at a rate equal to (a) the LIBOR rate for Eurodollar loans, plus (b) the applicable margin rate, which ranges from 2.5% to 3.0% per annum, based upon the Borrowers’ ratio of consolidated funded indebtedness to adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) for the preceding four fiscal quarters or other applicable period. At December 31, 2019 interest rate on the BRPAC Credit Agreement was at 4.55%. Interest payments are to be made each one, three or six months. Amounts outstanding under the BRPAC Credit Agreement are due in quarterly installments commencing on March 31, 2019 with any remaining amounts outstanding due at maturity. For the $80,000 loan, quarterly installments from December 31, 2019 to December 31, 2022 are in the amount of $4,244 per quarter and from March 31, 2023 to December 31, 2023 are $2,122 per quarter. For the $10,000 loan, quarterly installments from December 31, 2019 to December 31, 2022 are $566 per quarter and from March 31, 2023 to December 31, 2023 are $265 per quarter. As of December 31, 2019 and 2018, the outstanding balance on the term loan was $66,666 (net of unamortized debt issuance costs of $600) and $79,166 (net of unamortized debt issuance costs of $834), respectively. Interest expense on the term loan during the years ended December 31, 2019 and 2018, was $4,609 (including amortization of deferred debt issuance costs of $350) and $170 (including amortization of deferred debt issuance costs of $12), respectively.

We are in compliance with all financial covenants in the BRPAC Credit Agreement at December 31, 2019.

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

NOTE 12 — SENIOR NOTES PAYABLE

Senior notes payable, net, is comprised of the following as of December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
7.50% Senior notes due October 31, 2021	$—	$46,407
7.50% Senior notes due May 31, 2027	117,954	108,792
7.25% Senior notes due December 31, 2027	120,126	100,441
7.375% Senior notes due May 31, 2023	122,140	111,528
6.875% Senior notes due September 30, 2023	105,952	100,050
6.75% Senior notes due May 31, 2024	106,589	—
6.50% Senior notes due September 30, 2026	124,226	—
	696,987	467,218
Less: Unamortized debt issuance costs	(8,875)	(7,464)
	$688,112	$459,754

During the year ended December 31, 2019, the Company issued $66,874 of senior notes due with maturities dates ranging from October 2021 to December 2027 pursuant to At the Market Issuance Sales Agreements with B. Riley FBR, Inc. which governs the program of at-the-market sales of the Company’s senior notes. A series of prospectus supplements were filed by the Company with the SEC which allowed the Company to sell these senior notes.

On May 7, 2019, the Company issued $100,050 senior notes due in May 2024 (“6.75% 2024 Notes”) pursuant to the prospectus supplement dated May 2, 2019. Interest on the 6.75% 2024 Notes is payable quarterly at 6.75%. The 6.75% 2024 Notes are unsecured and due and payable in full on May 31, 2024. In connection with the issuance of the 6.75% 2024 Notes, the Company received net proceeds of $98,073 (after underwriting commissions, fees and other issuance costs of $1,977).

On September 23, 2019, the Company issued $115,000 senior notes due in September 2026 (“6.50% 2026 Notes”) pursuant to the prospectus supplement dated September 18, 2019. Interest on the 6.50% 2026 Notes is payable quarterly at 6.50%. The 6.50% 2026 Notes are unsecured and due and payable in full on September 30, 2026. In connection with the issuance of the 6.50% 2026 Notes, the Company received net proceeds of $112,644 (after underwriting commissions, fees and other issuance costs of $2,356).

On December 30, 2019, the Company redeemed $52,154 senior notes due in October 2021 (“7.50% 2021 Notes”). The Company recognized a net loss on acceleration of unamortized discount of $300 on this redemption.

At December 31, 2019 and 2018, the total senior notes outstanding was $688,112 (net of unamortized debt issue costs of $8,875) and $459,754 (net of unamortized debt issue costs of $7,464) with a weighted average interest rate of 7.05% and 7.28%, respectively. Interest on senior notes is payable on a quarterly basis.  Interest expense on senior notes totaled $43,823, $25,428 and $6,390 for the three years ended December 31, 2019, 2018 and 2017, respectively.

Sales Agreement Prospectus to Issue Up to $100,000 of Senior Notes, Common Stock and Preferred Stock

On December 5, 2019, the Company entered into a new At Market Issuance Sales Agreement (the “December 2019 Sales Agreement”) with B. Riley FBR, Inc. governing a program of at-the-market sales of certain of the Company’s senior notes, common stock and preferred stock. The most recent sales agreement prospectus was filed by the Company with the SEC on September 30, 2019, as supplemented by a prospectus supplement dated December 5, 2019 (the “Sales Agreement Prospectus”). The Sales Agreement Prospectus allows the Company to sell up to $100,000 of certain of the Company’s senior notes, common stock, and preferred stock pursuant to an effective Registration Statement on Form S-3. As of December 31, 2019, the Company had $60,754 remaining availability under the December 2019 Sales Agreement.

2020 Senior Notes Transactions

On February 10, 2020, the Company filed a registration statement registering an additional indeterminate amount of debt securities with an aggregate offering price not to exceed $22,400.

On February 12, 2020, the Company issued $132,250 senior notes due in February 2025 (“6.375% 2025 Notes”) pursuant to the prospectus supplement dated February 10, 2020. Interest on the 6.375% 2025 Notes is payable quarterly at 6.375%. The 6.375% 2025 Notes are unsecured and due and payable in full on February 28, 2025. In connection with the issuance of the 6.375% 2025 Notes, the Company received net proceeds of $129,423 (after underwriting commissions, fees and other issuance costs of $2,827).

On February 14, 2020, the Company entered into a new At Market Issuance Sales Agreement (the “February 2020 Sales Agreement”) with B. Riley FBR, Inc. governing a program of at-the-market sales of certain of the Company’s senior notes. The most recent sales agreement prospectus was filed by the Company with the SEC on February 14, 2020 (the “February 2020 Sales Agreement Prospectus”). The Sales Agreement Prospectus allows the Company to sell up to $150,000 of certain of the Company’s senior notes pursuant to an effective Registration Statement on Form S-3.

NOTE 13 — REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from contracts with customers by reportable segment for the years ended December 31, 2019 and 2018 is as follows:

	Year Ended December 31, 2019
	Reportable Segment
				Principal
				Investments -
	Capital	Auction and	Valuation and	United Online and
	Markets	Liquidation	Appraisal	magicJack	Brands	Total

Corporate finance, consulting and investment banking fees	$166,951	$—	$—	$—	$—	$166,951
Wealth and asset management fees	82,778	—	—	—	—	82,778
Commissions, fees and reimbursed expenses	42,503	49,849	38,821	—	—	131,173
Subscription services	—	—	—	82,088	—	82,088
Service contract revenues	—	(31,553)	—	—	—	(31,553)
Advertising, licensing and other(1)	—	4,220	—	18,774	4,055	27,049
Total revenues from contracts with customers	292,232	22,516	38,821	100,862	4,055	458,486

Interest income - Loans and securities lending	77,221	—	—	—	—	77,221
Trading gains on investments	95,487	—	—	—	—	95,487
Other	20,918	—	—	—	—	20,918
Total revenues	$485,858	$22,516	$38,821	$100,862	$4,055	$652,112

(1)	Includes sale of goods of $4,220 in Auction Liquidation and $3,715 in Principal Investments – United Online and magicJack.

	Year Ended December 31, 2018
	Reportable Segment
				Principal
				Investments -
	Capital	Auction and	Valuation and	United Online and
	Markets	Liquidation	Appraisal	magicJack	Brands	Total

Corporate finance, consulting and investment banking fees	$117,978	$—	$—	$—	$—	$117,978
Wealth and asset management fees	74,510	—	—	—	—	74,510
Commissions, fees and reimbursed expenses	44,235	36,250	38,705	—	—	119,190
Subscription services	—	—	—	42,887	—	42,887
Service contract revenues	—	18,673	—	—	—	18,673
Advertising, licensing and other(1)	—	63	—	11,347	—	11,410
Total revenues from contracts with customers	236,723	54,986	38,705	54,234	—	384,648

Interest income - Loans and securities lending	38,277	—	—	—	—	38,277
Trading losses on investments	(16,129)	—	—	—	—	(16,129)
Other	16,195	—	—	—	—	16,195
Total revenues	$275,066	$54,986	$38,705	$54,234	$—	$422,991

(1)	Includes sale of goods of $63 in Auction Liquidation and $575 in Principal Investments – United Online and magicJack.

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

Service contract revenues. Service contract revenues are primarily earned from Auction and Liquidation services contracts where the Company guarantees a minimum recovery value for goods being sold at auction or liquidation are recognized over time when the performance obligation is satisfied. The Company generally uses the cost-to-cost measure of progress for its contracts because it best depicts the transfer of services to the customer which occurs as the Company incurs costs on its contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Costs to fulfill the contract include labor and other direct costs incurred by the Company related to the contract. Due to the nature of the guarantees and performance obligations under these contracts, the estimation of revenue that is ultimately earned is complex and subject to many variables and requires significant judgment. It is common for these contracts to contain provisions that can either increase or decrease the transaction price upon completion of our performance obligations under the contract. Estimated amounts are included in the transaction price at the most likely amount it is probable that a significant reversal of revenue will not occur. The Company’s estimates of variable consideration and determination of whether or not to include estimated amounts in the transaction price are based on an assessment of its anticipated performance under the contract taking into consideration all historical, current and forecasted information that is reasonably available to the Company.

If the Company determines that the variable consideration used in the initial determination of the transaction price for the contract is such that the total recoveries from the auction or liquidation will not exceed the guaranteed recovery values or advances made in accordance with the contract, the transaction price will be reduced and a loss or negative revenue could result from the performance obligation. A provision for the entire loss as negative revenue on the performance obligation is recognized in the period the loss is determined. Negative revenue from one retail liquidation engagement contributed to the Company reporting negative service contract revenues of $31,553 in the Auction and Liquidation segment during the year ended December 31,2019.

Advertising, licensing and other. Advertising and other revenues consist primarily of amounts from UOL’s Internet search partner that are generated as a result of users utilizing the partner’s Internet search services and amounts generated from display advertisements and the portion of revenues from the sale of magicJack devices that is allocated to hardware, as well as revenues from magicJack ancillary products and mobile broadband service devices to customers. Advertising revenues are recognized in the period in which the advertisement is displayed or, for performance-based arrangements, when the related performance criteria are met. In determining whether an arrangement exists, the Company ensures that a written contract is in place, such as a standard insertion order or a customer-specific agreement. The Company assesses whether performance criteria have been met and whether the transaction price is determinable based on a reconciliation of the performance criteria and the payment terms associated with the transaction. Revenues from the hardware portion of the sale of magicJack devices are recognized upon delivery (when control transfers to the customer). Revenues from the sale of other magicJack related products are recognized at the time of sale. Sale of product revenues also include the related shipping and handling and installment fees, if applicable.

Licensing revenue results from various license agreements that provide revenue based on guaranteed minimum royalty payments and advertising/marketing fees with additional royalty revenue based on a percentage of defined sales. Guaranteed minimum royalty payments and advertising/marketing revenue are recognized on a straight-line basis over the term of each contract year, as defined in each license agreement. Royalty payments exceeding the guaranteed minimum amounts are recognized as income during the period corresponding to the licensee’s sales. Additionally, payments received for terminating licenses are recognized when termination agreements are entered into and collectability is probable.

Payments received as consideration for the grant of a license are recorded as deferred revenue at the time payment is received and recognized ratably as revenue over the term of the license agreement. Advanced royalty payments are recorded as deferred revenue at the time payment is received and recognized as revenue when earned. Revenue is not recognized unless collectability is probable.

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligation(s) with an original expected duration exceeding one year was not material at December 31, 2019. Corporate finance and investment banking fees and retail liquidation engagement fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at December 31, 2019.

Contract Balances

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligation(s) are satisfied. Receivables related to revenues from contracts with customers totaled $46,624 and $42,123 at December 31, 2019 and 2018, respectively. The Company had no significant impairments related to these receivables during the year ended December 31, 2019. The Company also has $3,710 and $3,644 of unbilled receivables at December 31, 2019 and 2018, respectively, and advances against customer contracts of $27,347 at December 31, 2019. The Company’s deferred revenue primarily relates to retainer and milestone fees received from corporate finance and investment banking advisory engagements, asset management agreements, Valuation and Appraisal engagements, subscription services where the performance obligation has not yet been satisfied and license agreements with guaranteed minimum royalty payments and advertising/marketing fees with additional royalty revenue based on a percentage of defined sales. Deferred revenue at December 31, 2019 and 2018 was $67,121 and $69,066, respectively. The Company expects to recognize the deferred revenue of $67,121 at December 31, 2019 as service and fee revenues when the performance obligation is met during the years December 31, 2020, 2021, 2022, 2023, 2024 in the amount of $38,563, $14,446, $7,050, $2,985, $1,679, and $2,398, respectively. During the years ended December 31, 2019 and 2018, the Company recognized revenue of $39,885 and $15,278 that was recorded as deferred revenue at the beginning of the respective year.

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

The capitalized costs to fulfill a contract were $450 and $2,920 at December 31, 2019 and 2018, respectively, and are recorded in prepaid expenses and other assets in the consolidated balance sheets. For the years ended December 31, 2019 and 2018 the Company recognized expenses of $2,755 and $1,428 related to capitalized costs to fulfill a contract, respectively. There were no significant impairment charges recognized in relation to these capitalized costs during year ended December 31, 2019 and 2018.

NOTE 14 — INCOME TAXES

The Company’s provision for income taxes consists of the following for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$16,499	$2,117	$3,804
State	6,176	284	1,019
Foreign	1,092	(352)	(975)
Total current provision	23,767	2,049	3,848
Deferred:
Federal	10,702	1,817	6,889
State	175	353	(1,937)
Foreign	—	684	(290)
Total deferred	10,877	2,854	4,662
Total provision for income taxes	$34,644	$4,903	$8,510

A reconciliation of the federal statutory rate of 21%, 21% and 35% to the effective tax rate for income before income taxes is as follows for the year ended December 31, 2019, 2018 and 2017, respectively:

	Year Ended December 31,
	2019	2018	2017
Provision for income taxes at federal statutory rate	21.0%	21.0%	35.0%
State income taxes, net of federal benefit	5.9	6.0	5.0
Transaction expenses	—	1.7	2.0
Noncontrolling interest tax differential	(0.1)	(1.2)	(6.6)
Key man life insurance	—	—	(7.9)
Employee stock based compensation	(0.9)	(9.9)	(8.7)
Internal Revenue Service Section 338(g) - Treatment of acquisition of UOL as a taxable business combination	—	—	(44.6)
U.S. Tax Cuts and Jobs Act	—	—	63.8
Other	3.8	5.4	3.6
Effective income tax rate	29.7%	23.0%	41.6%

Deferred income tax assets (liabilities) consisted of the following as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Deferred tax assets:
Deductible goodwill and other intangibles	$—	$690
Accrued liabilities and other	1,793	4,182
Deferred revenue	—	—
Mandatorily redeemable noncontrolling interests	1,190	1,120
Other	2,760	4,157
State taxes	—	123
Share based payments	3,441	2,148
Foreign tax and other tax credit carryforwards	1,558	1,848
Capital loss carryforward	61,945	61,127
Net operating loss carryforward	45,535	45,705
Total deferred tax assets	118,222	121,100

Deferred tax liabilities:
Deductible goodwill and other intangibles	(6,246)	—
State taxes	(2,831)	(75)
Depreciation	143	(421)
Deferred revenue	(222)	(702)
Total deferred tax liabilities	(9,156)	(1,198)

Net deferred tax assets	109,066	119,902
Valuation allowance	(77,544)	(77,503)
Net deferred tax assets	$31,522	$42,399

The Company’s income before income taxes of $116,592 for the year ended December 31, 2019 includes a United States component of income before income taxes of $107,073 and a foreign component comprised of income before income taxes of $9,519. As of December 31, 2019, the Company had federal net operating loss carryforwards of $53,932, state net operating loss carryforwards of $64,088. The Company’s federal net operating loss carryforwards will expire in the tax years commencing in December 31, 2032 through December 31, 2037, the state net operating loss carryforwards will expire in tax years commencing in December 31, 2029 and the foreign tax credit carryforwards will expire in tax years commencing 2024.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss, capital loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company’s net operating losses are subject to annual limitations in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of December 31, 2019, the Company believes that the existing net operating loss carryforwards will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided a valuation allowance. The Company does not believe that it is more likely than not that the Company will be able to utilize the benefits related to capital loss carryforwards and has provided a valuation allowance in the amount of $61,945 against these deferred tax assets.

At December 31, 2019, the Company had gross unrecognized tax benefits totaling $10,156 all of which would have an impact on the Company’s effective income tax rate, if recognized. A reconciliation of the amounts of gross unrecognized tax benefits (before federal impact of state items), excluding interest and penalties, was as follows:

Year Ended
December 31,
2019
Beginning balance	$11,138
Additions for current year tax positions	21
Additions for prior year tax positions	505
Reductions for prior year tax positions	(1,435)
Reductions due to lapse in statutes of limitations	(73)
Ending balance	$10,156

The Company files income tax returns in the U.S., various state and local jurisdictions, and certain other foreign jurisdictions. The Company is currently under audit by certain federal, state and local, and foreign tax authorities. The audits are in varying stages of completion. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, case law developments and closing of statutes of limitations. Such adjustments are reflected in the provision for income taxes, as appropriate. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2016 to 2019.

At December 31, 2019, the Company believes it is reasonably possible that its gross liabilities for unrecognized tax benefits may decrease by approximately $125 within the next 12 months due to expiration of statute of limitations.

The Company had accrued interest and penalties relating to uncertain tax positions of $754 and $3,967 for UOL and magicJack, respectively, for the year ended December 31, 2019 all of which was included in income taxes payable. The Company recorded a benefit of $73 and $174 for UOL and magicJack, respectively, related to interest and penalties for uncertain tax positions primarily due to the lapse in statute of limitation and resolution of magicJack’s 2015 IRS audit in favor of the Company

NOTE 15 — EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Basic common shares outstanding exclude 387,365 common shares in both 2019 and 2018 and 453,365 common shares in 2017 that are held in escrow and subject to forfeiture. The common shares held in escrow include 387,365 common shares that are subject to forfeiture to indemnify the Company for certain representations and warranties in connection with the acquisition of Wunderlich, and in 2017 included 66,000 common shares held in escrow issued to the former members of Great American Group, LLC that were subject to forfeiture upon the final settlement of claims for goods held for sale in connection with the transaction with Alternative Asset Management Acquisition Corp. in 2009. In August 2018, the shares held in escrow issued to the former members of Great American Group, LLC were released and 21,233 of the 66,000 shares held in escrow were cancelled to satisfy the resolution of escrow claims. The shares that remain in escrow are subject to forfeiture upon the final settlement of claims as more fully described in the related escrow instructions. Dilutive common shares outstanding includes contingently issuable shares that are currently in escrow and subject to release if the conditions for the final settlement of claims in accordance with the escrow instructions were satisfied at the end of the respective years. Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net income per share were 1,334,810, 1,920,670 and 709,358 for the year ended December 31, 2019, 2018 and 2017, respectively, because to do so would have been anti-dilutive.

Basic and diluted earnings per share were calculated as follows:

	Year Ended December 31,
	2019	2018	2017
Net income attributable to B. Riley Financial, Inc.	$81,611	$15,509	$11,556
Preferred stock dividends	(264)	—	—
Net income applicable to common shareholders	$81,347	$15,509	$11,556

Weighted average common shares outstanding:
Basic	26,401,036	25,937,305	23,181,388
Effect of dilutive potential common shares:
Restricted stock units and warrants	1,082,700	677,249	901,397
Contingently issuable shares	45,421	150,302	208,119
Diluted	27,529,157	26,764,856	24,290,904

Basic income per common share	$3.08	$0.60	$0.50
Diluted income per common share	$2.95	$0.58	$0.48

NOTE 16 — LIMITED LIABILITY COMPANY SUBSIDIARIES

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

In accordance with the operating agreement of one of the Company’s limited liability companies, a repurchase event occurred in the second quarter of 2017 for one of the Members which resulted in the repurchase on the Members minority ownership interest. The triggering event resulted in a fair value adjustment and purchase of the Members minority interest in the amount of $7,850. The Company also received proceeds of $6,000 from key man life insurance in connection with this event.

During the year ended December 31, 2017, the change in fair value of the mandatorily redeemable noncontrolling interests was $9,000, which was comprised of a fair value adjustment of $1,150 and $7,850 from the triggering event previously discussed above. The noncontrolling interests share of net income was $1,220, $1,222 and $1,799 for the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE 17 — COMMITMENTS AND CONTINGENCIES

(a) Legal Matters

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

On August 11, 2017, a putative class action lawsuit titled Freedman v. magicJack VocalTec Ltd. et al., Case 9-17-cv-80940, was filed against magicJack and its Board of Directors in the United States District Court for the Southern District of Florida (Case No: 9:17-cv-80940-RLR). Oral arguments were held on for January 17, 2020 and the Company is awaiting the court’s decision. The Company cannot estimate the amount of potential liability, if any, that could arise from this matter.

On January 5, 2017, complaints filed in November 2015 and May 2016 naming MLV & Co. (“MLV”), a broker-dealer subsidiary of FBR, as a defendant in putative class action lawsuits alleging claims under the Securities Act, in connection with the offerings of Miller Energy Resources, Inc. (“Miller”) have been consolidated. The Master Consolidated Complaint, styled Gaynor v. Miller et al., is pending in the United States District Court for the Eastern District of Tennessee, and, like its predecessor complaints, continues to allege claims under Sections 11 and 12 of the Securities Act against nine underwriters for alleged material misrepresentations and omissions in the registration statement and prospectuses issued in connection with six offerings (February 13, 2013; May 8, 2013; June 28, 2013; September 26, 2013; October 17, 2013 (as to MLV only) and August 21, 2014) with an alleged aggregate offering price of approximately $151,000. Court ordered mediation before a federal magistrate took place on August 6, 2019, with no resolution. In December 2019, the Court lifted the stay on the proceedings (pending mediation) and remanded the case to state court.

(b) Tax Contingencies

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

In a letter dated September 12, 2019, the Company received notice that the State of California has selected the Company’s 2016 and 2017 California corporate income tax returns for examination. The Company has received the initial information document request and the first meeting with the auditor is scheduled in March 2020. The Company believes that the positions taken in its 2016 and 2017 California corporate income tax returns are reasonable and appropriate, however, the Company cannot be sure of the ultimate outcome of the examination and cannot estimate the likelihood of liability or the amount of potential assessments, if any, that could arise from the examination.

(c) Franchise Group Commitment Letter, Loan Participant Guaranty and CIBC Guarantee

Franchise Group Commitment Letter and Loan Participant Guaranty

Commitment Letter

On February 14, 2020, affiliates of Franchise Group, Inc. (collectively with all of its affiliates, “FRG”) entered into an ABL Credit Agreement (the “Franchise Credit Agreement”), with GACP Finance Co., LLC (“GACP Finance”) as administrative agent and collateral agent, and the lenders from time to time party thereto, pursuant to which the lenders provided an asset based credit facility to FRG in an aggregate principal amount of $100,000 In connection with the Franchise Credit Agreement, the Company entered into a commitment letter, dated as of February 14, 2020 (the “Commitment Letter”), pursuant to which the Company committed to provide a $100,000 asset based lending facility to FRG, on April 14, 2020 if, on or before such date, the obligations under the Franchise Credit Agreement are not refinanced in full.

The Loan Participant Guaranty

On February 14, 2020, FRG the lenders from time to time party thereto and GACP Finance as administrative agent, entered into a Credit Agreement (the “Term Loan Credit Agreement”), pursuant to which the lenders provided a term loan facility to FRG in an aggregate principal amount of $575,000.

On February 19, 2020, the Company entered into a limited guaranty the (“Loan Participant Guaranty”) to one of the lenders under the Term Loan Credit Agreement (the “Loan Participant”) pursuant to which the Company guaranteed the payment when due of certain obligations, including principal, interest, and other amounts payable to the Loan Participant under the Term Loan Credit Agreement in an amount not to exceed $50,000 plus certain expenses of the Loan Participant and certain protective advances related to such guaranteed obligations (the “Loan Participant Guaranteed Obligations”). The Loan Participant may require payment of the Loan Participant Guaranteed Obligations by the Company upon the occurrence of certain guarantor events of default, including payment or bankruptcy events of default, in each case pursuant to the Term Loan Credit Agreement. The Loan Participant Guaranty remains in effect until the date that the Loan Participant Guaranteed Obligations have been paid in full.

The Loan Participant Guaranteed Obligations are unsecured obligations of the Company and rank equally in right of payment with all of the Company’s other existing and future unsecured and unsubordinated indebtedness. The Loan Participant Guaranteed Obligations are effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness and structurally subordinated to all existing and future indebtedness of the Company’s subsidiaries, including trade payables.

CIBC Guaranty

On February 14, 2020, the Company entered into a limited guaranty (the “CIBC Guaranty”) in favor of CIBC Bank USA (“CIBC”), pursuant to which the Company guaranteed the payment when due of certain obligations, including all principal, interest, and other amounts that shall be at any time payable by FRG under FRG’s credit agreement with CIBC and the lenders party thereto, dated as of May 16, 2019, as amended (the “CIBC Credit Agreement”) in an amount not to exceed $125,000 plus certain expenses of CIBC related to such guaranteed obligations (the “CIBC Guaranteed Obligations”). CIBC may require payment of the CIBC Guaranteed Obligations by the Company upon the occurrence of either (a) the failure of FRG to pay any principal of any loan or any reimbursement obligation in respect of any letter of credit disbursement or (b) the failure of FRG to pay any interest on any loan or on any reimbursement obligation in respect of any letter of credit disbursement within five business days of the date due, in each case pursuant to the CIBC Credit Agreement. The CIBC Guaranty remains in effect until the earlier of (a) the date that the CIBC Guaranteed Obligations have been paid in full and (b) June 30, 2020.

The CIBC Guaranteed Obligations are unsecured obligations of the Company and rank equally in right of payment with all of the Company’s other existing and future unsecured and unsubordinated indebtedness. The CIBC Guaranteed Obligations are effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness and structurally subordinated to all existing and future indebtedness of the Company’s subsidiaries, including trade payables.

NOTE 18 — SHARE-BASED PAYMENTS

(a) Amended and Restated 2009 Stock Incentive Plan

Share- based compensation expense for restricted stock units under the Company’s Amended and Restated 2009 Stock Incentive Plan (the “Plan”) was $11,626, $5,829 and $4,994 for the years ended December 31, 2019, 2018 and 2017, respectively.  Of the 1,857,328 restricted stock units granted during the year ended December 31, 2019, 407,328 restricted stock units were granted to executives and employees with a grant date fair value of $7,870 and 1,450,000 performance based restricted stock units granted to certain executives and managers with a grant date fair value of $12,296.

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

As of December 31, 2019, the expected remaining unrecognized share-based compensation expense of $19,169 will be expensed over a weighted average period of 1.5 years.

A summary of equity incentive award activity for the year ended December 31, 2019 was as follows:

		Weighted
		Average
	Shares	Fair Value
Nonvested at December 31, 2017	792,264	$13.30
Granted	424,235	20.87
Vested	(310,625)	13.17
Forfeited	(9,057)	12.49
Nonvested at December 31, 2018	896,817	$16.94
Granted	1,857,328	10.86
Vested	(480,388)	15.02
Forfeited	(9,769)	18.94
Nonvested at December 31, 2019	2,263,988	$12.35

The total fair value of shares vested during the year ended December 31, 2019 was $7,215.

(b) Amended and Restated FBR & Co. 2006 Long-Term Stock Incentive Plan

In connection with the acquisition of FBR & Co. on June 1, 2017, the equity awards previously granted or available for issuance under the FBR & Co. 2006 Long-Term Stock Incentive Plan (the “FBR Stock Plan”) may be issued under the Plan. During the year ended December 31, 2019, the Company granted restricted stock units representing 131,216 shares of common stock with a total grant date fair value of $2,515 under the FBR Stock Plan. The share-based compensation expense in connection with the FBR Stock Plan restricted stock awards was $3,969, $7,081 and $5,347 during the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, the expected remaining unrecognized share-based compensation expense of $4,983 will be expensed over a weighted average period of 1.7 years.

A summary of equity incentive award activity for the years ended December 31, 2019 and 2018 was as follows:

		Weighted
		Average
	Shares	Fair Value
Nonvested at December 31, 2017	1,066,133	$16.15
Granted	254,213	20.58
Vested	(527,730)	16.28
Forfeited	(103,186)	16.44
Nonvested at December 31, 2018	689,430	$17.64
Granted	131,216	19.17
Vested	(224,086)	17.61
Forfeited	(111,527)	16.50
Nonvested at December 31, 2019	485,033	$18.33

The per-share weighted average grant-date fair value of restricted stock units granted during the years ended December 31, 2019 and 2018 was $19.17 and $20.58, respectively. The total fair value of shares vested during the years ended December 31, 2019 and 2018 was $3,947 and $8,590, respectively.

(c) 2018 Employee Stock Purchase Plan

In connection with the Company’s Purchase Plan, share based compensation was $322 and $132 for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019, there were 591,674 shares reserved for issuance under the Purchase Plan.

NOTE 19 — BENEFIT PLANS AND CAPITAL TRANSACTIONS

(a) Employee Benefit Plan

The Company maintains qualified defined contribution 401(k) plans, which cover substantially all of its U.S. employees. Under the plans, participants are entitled to make pre-tax contributions up to the annual maximums established by the Internal Revenue Service. The plan documents permit annual discretionary contributions from the Company. Employer contributions in the amount of $1,424 and $1,248 were made during the years ended December 31, 2019 and 2018, respectively.

(b) Common Stock

In January and February of 2020, the Company repurchased 880,000 shares of its common stock in a block purchase from an existing stockholder as part of a privately-negotiated transaction. The Company purchased the shares at $24.4725 per share for an aggregate amount of $21,536.

On October 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $50,000 of its outstanding common shares. All share repurchases were effected on the open market at prevailing market prices or in privately negotiated transactions. The share repurchase program expired on October 31, 2019. During the year ended December 31, 2019, the Company repurchased 237,932 shares of commons stock for $4,272. During the year ended December 31, 2018, the Company repurchased 83,133 shares of commons stock for $1,365. The shares repurchased under the program were retired.

On March 15, 2018, the Company was a party to a secondary stock purchase agreement with ACP BD Investments, LLC (“ACP”) which required us to purchase 950,000 shares of our common stock at $18.25 per share or approximately $17,337 in cash. The stock was repurchased from ACP on April 2, 2018 and the shares were retired.

(c) Preferred Stock

On October 7, 2019, the Company closed its public offering of depositary shares (the “Depositary Shares”), each representing 1/1000th of a share of 6.875% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”). The liquidation preference of each share of Series A Preferred Stock is $25,000 ($25.00 per Depositary Share). At the closing, the Company issued 2,000 shares of Series A Preferred Stock represented by 2,000,000 Depositary Shares issued. On October 11, 2019, the Company completed the sale of an additional 300,000 Depositary Shares, pursuant to the underwriters’ full exercise of their over-allotment option to purchase additional Depositary Shares. The offering of the 2,300,000 Depository Shares generated $57,500 of gross proceeds.

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

(d) Dividends

From time to time, the Company may decide to pay dividends which will be dependent upon its financial condition and results of operations. On March 3, 2020, the Company declared a regular dividend of $0.25 per share and special dividend of $0.10 per share that will be paid on or about March 31, 2020 to stockholders of record as of March 17, 2020. During the years ended December 31, 2019 and 2018, the Company paid cash dividends on its common stock of $41,138 and $22,684, respectively. On August 1, 2019, the Board of Directors announced an increase to the regular quarterly dividend from $0.08 per share to $0.175 per share. While it is the Board’s current intention to make regular dividend payments of $0.175 per share each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of the Company’s common stock will be made at the discretion of our Board of Directors and will be dependent upon its financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by the Board of Directors.

A summary of dividend activity for the years ended December 31, 2019 and 2018 was as follows:

			Regular	Special	Total
		Stockholder	Dividend	Dividend	Dividend
Date Declared	Date Paid	Record Date	Amount	Amount	Amount
October 30, 2019	November 26, 2019	November 14, 2019	$0.175	$0.475	$0.650
August 1, 2019	August 29, 2019	August 15, 2019	0.175	0.325	0.500
May 1, 2019	May 29, 2019	May 15, 2019	0.08	0.18	0.26
March 5, 2019	March 26, 2019	March 19, 2019	0.08	0.00	0.08
November 5, 2018	November 27, 2018	November 16, 2018	0.08	0.08	0.16
August 2, 2018	August 29, 2018	August 16, 2018	0.08	0.22	0.30
May 7, 2018	June 5, 2018	May 21, 2018	0.08	0.04	0.12
March 7, 2018	April 3, 2018	March 20, 2018	0.08	0.08	0.16

Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July and October. On October 15, 2019, the Company declared a cash dividend representing $0.11458333 per Depositary Share. The dividend was paid on October 31, 2019 to holders of record as of the close of business on October 21, 2019. As of December 31, 2019, dividends in arrears in respect of the Depositary Shares were $673. On January 9, 2020, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on January 31, 2020 to holders of record as of the close of business on January 21, 2020.

Our principal sources of liquidity to finance our business is our existing cash on hand, cash flows generated from operating activities, funds available under revolving credit facilities and special purpose financing arrangements.

NOTE 20 — NET CAPITAL REQUIREMENTS

B. Riley FBR, MLV and B. Riley Wealth Management (“BRWM”), the Company’s broker-dealer subsidiaries, are registered with the SEC as broker-dealers and are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company’s broker-dealer subsidiaries are subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the subsidiaries to maintain minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of December 31, 2019, B. Riley FBR had net capital of $106,283, which was $103,322 in excess of its required net capital of $2,961; MLV had net capital of $642, which was $637 in excess of its required net capital of $5; and BRWM had net capital of $5,187, which was $4,708 in excess of its required net capital of $479.

NOTE 21 — RELATED PARTY TRANSACTIONS

At December 31, 2019, amounts due from related parties of $5,832 includes $145 from GACP I, L.P. (“GACP I”) and $12 from GACP II, L.P. (“GACP II”) for management fees and other operating expenses, $13 due from B. Riley Principal Merger Corp, a company that consummated its initial public offering on April 11, 2019, and our wholly owned subsidiary, B. Riley Principal Sponsor Co. LLC, is the Sponsor, and $3,846 due from John Ahn, President of Great American Partners, LLC, our indirect wholly owned subsidiary (“GACP”), pursuant to a Secured Line of Promissory Note connected with a Transfer Agreement as further discussed below. At December 31, 2019, the Company had outstanding loan to participations to B. Riley Partners Opportunity Fund, a private equity fund managed by one of our subsidiaries, in the amount of $12,478, and recorded interest expense of $824 during the year ended December 31, 2019 related to B. Riley Partners Opportunity Fund’s loan participations.  Our executive officers and board of directors have a 65.3% financial interest, which includes a financial interest of Bryant Riley, our Co-Chief Executive Officer, of 52.8% in the B. Riley Partners Opportunity Fund at December 31, 2019. At December 31, 2018, amounts due from related parties of $1,729 include $194 from GACP I, $724 from GACP II, and $812 from CA Global for management fees, incentive fees and other operating expenses.

On April 1, 2019, the Company entered into a Transfer Agreement (the “Transfer Agreement”) with GACP II, a fund managed by GACP, and John Ahn, the President of GACP. The Transfer Agreement provides for among other things, the transfer to Mr. J. Ahn 55.56% of the Company’s limited partnership interest in GACP II (the “Transferred Interest”), which represents a capital commitment in the aggregate amount of $5,000. In connection with the Transfer Agreement, the Company provided Mr. J. Ahn with a non-recourse, secured line of credit in an aggregate amount of up to $5,003 pursuant to the terms of a Secured Line of Credit Promissory Note (the “Note”) dated April 1, 2019, to fund the purchase price of the Transferred Interest. We also entered into a Security Agreement with Mr. J. Ahn on April 1, 2019, which granted to the Company a security interest in the Transferred Interest to secure Mr. J. Ahn’s obligations under the Note. The Note is subject to an interest rate per annum of 7.00%. As of December 31, 2019, the principal and accrued interest on the Note were $3,798 (amount transferred as of December 31, 2019) and $48, respectively. For the period from April 1, 2019 (inception) to December 31, 2019 interest earned on the note was $48.

The Company periodically participates in loans and financing arrangements for which the Company has an equity ownership and board of director’s representation. The Company may also provide consulting services or investment banking services to raise capital for these companies. These transactions can be summarized as follows:

Sonim

The Company has a loan receivable due from Sonim Technologies, Inc. (“Sonim”) that is included in securities owned with a fair value of $9,603 and $11,916 at December 31, 2019 and 2018, respectively. The principal amount due on the loan at December 31, 2019 was $9,751, interest is payable at 10.0% per annum with a maturity date of September 1, 2022. During the year ended December 31, 2019, the Company received principal payments in the amount of $3,250. A portion of the loan receivable is convertible into common stock of Sonim at $8.87 per share depending on when the Company elects to exercise its’ option to convert the principal balance of the loan into common stock of Sonim.

The original loan was made in October 2017 in connection with the Company’s initial investment in common stock and preferred stock that was purchased from Sonim’s existing shareholders. In October 2017, the Company also entered into a management services agreement with Sonim to provide advisory and consulting services for management fees of up to $200 per year. The Company earned management fees totaling $42, $200 and $50 during the years ended December 31, 2017, 2018 and 2019, respectively. The management services agreement was terminated in September 2019.

Babcock and Wilcox

The Company has a last-out term loan receivable due from Babcock & Wilcox Enterprises, Inc. (“B&W”) that is included in loans receivable with a total carrying value of $109,147 at December 31, 2019. The carrying value of the loan is comprised of the principal amount of $113,330 less original issue discount of $4,183 at December 31, 2019. Interest is payable monthly at the fixed rate of 12.0% per annum. The loan was made to B&W as part of various amendments to B&W’s existing credit agreement with other lenders not related to the Company. In connection with making the loan to B&W, in April 2019 the Company received warrants to purchase 1,666,667 shares of common stock of B&W with an exercise price of $0.01 per share. The option to exercise the warrants expires on April 5, 2022.

One of the Company’s wholly owned subsidiaries entered into a services agreement with B&W that provided for the President of the Company to serve as the Chief Executive Officer of B&W until November 30, 2020 (the “Executive Consulting Agreement”), unless terminated by either party with thirty days written notice. Under this agreement, fees for services provided are $750 per annum, paid monthly. In addition, subject to the achievement of certain performance objectives as determined by B&W’s Compensation Committee of the Board, a bonus or bonuses may also be earned and payable to the Company. In June 2019, the Company was granted a total of $2,000 in cash bonuses by B&W in accordance with the Executive Consulting Agreement.

On January 31, 2020, the Company provided B&W with $30,000 of additional last out term loans pursuant to new amendments to B&W’s existing credit agreement discussed above. Pursuant to the new amendment, the company also agreed upon a term sheet pursuant to which B&W would undertake a refinancing transaction on or prior to May 11, 2020 (the “Refinancing”) and B&W and the existing lenders would amend and restate the credit agreement. As part of the Refinancing, the size of the B&W’s board of directors may also be reduced to five members, with the Company retaining the ability to appoint two members. On January 31, 2020, the Company also entered into a letter agreement with B&W pursuant to which the Company agreed to fund any shortfall in the $200,000 of new debt or equity financing required as part of the terms of the Refinancing to the extent such amounts have not been raised from third parties on the same terms contemplated by the Refinancing.

Maven

The Company has a loan receivable due from theMaven, Inc. (“Maven”) that is included in securities owned with a fair value of $21,150 and $10,077 at December 31, 2019 and 2018, respectively. The Company also has a loan receivable due from theMaven, Inc. (“Maven”) that is included loans receivable with a carrying value of $47,933 at December 31, 2019, which is comprised of the principal balance due in the amount of $49,921, less original issue discount of $1,988. Interest on these loans is payable at 12.0% per annum with maturity dates in June 2022.

Franchise Group

The Company has a loan receivable due from Vitamin Shoppe, a subsidiary of Franchise Group, Inc., (“Vitamin Shoppe”) that is included in securities owned with a fair value of $4,951 at December 31, 2019. Interest is payable at 13.7% per annum with a maturity date of December 16, 2022.

The Company also entered into a Commitment Letter, Loan Participant Guaranty and CIBC Guarantee with FRG as disclosed above in Note 17 – Commitments and Contingencies.

NOTE 22 — BUSINESS SEGMENTS

The Company’s business is classified into the Capital Markets segment, Auction and Liquidation segment, Valuation and Appraisal segment, Principal Investments - United Online and magicJack segment and Brands segment. These reportable segments are all distinct businesses, each with a different marketing strategy and management structure.

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Year Ended December 31,
	2019	2018	2017
Capital Markets segment:
Revenues - Services and fees	$408,637	$236,789	$169,967
Interest income - Loans and securities lending	77,221	38,277	19,756
Total revenues	485,858	275,066	189,723
Selling, general and administrative expenses	(269,494)	(227,774)	(150,092)
Restructuring recovery (charge)	4	(8,378)	(7,855)
Interest expense - Securities lending and loan participations sold	(32,144)	(23,039)	(12,051)
Depreciation and amortization	(4,974)	(5,723)	(3,794)
Segment income	179,250	10,152	15,931
Auction and Liquidation segment:
Revenues - Services and fees	18,296	54,923	47,376
Revenues - Sale of goods	4,220	63	3
Total revenues	22,516	54,986	47,379
Direct cost of services	(33,296)	(19,627)	(27,841)
Cost of goods sold	(4,016)	(41)	(2)
Selling, general and administrative expenses	(10,730)	(8,274)	(8,329)
Depreciation and amortization	(7)	(31)	(21)
Segment income	(25,533)	27,013	11,186
Valuation and Appraisal segment:
Revenues - Services and fees	38,821	38,705	33,331
Selling, general and administrative expenses	(28,448)	(27,403)	(23,437)
Depreciation and amortization	(136)	(205)	(181)
Segment income	10,237	11,097	9,713
Principal Investments - United Online and magicJack segment:
Revenues - Services and fees	97,147	53,659	51,439
Revenues - Sale of goods	3,715	575	304
Total revenues	100,862	54,234	51,743
Direct cost of services	(25,529)	(15,127)	(12,784)
Cost of goods sold	(3,559)	(759)	(396)
Selling, general and administrative expenses	(24,256)	(10,962)	(11,304)
Depreciation and amortization	(12,658)	(7,600)	(7,033)
Restructuring charge	(1,703)	(338)	(723)
Segment income	33,157	19,448	19,503
Brands segment:
Revenues - Services and fees	4,055	—	—
Selling, general and administrative expenses	(881)	—	—
Depreciation and amortization	(507)	—	—
Segment income	2,667	—	—
Consolidated operating income from reportable segments	199,778	67,710	56,333

Corporate and other expenses (including restructuring recovery of $210 during the year ended December 31, 2018)	(33,127)	(22,326)	(27,489)
Interest income	1,577	1,326	420
(Loss) income on equity investments	(1,431)	7,986	(437)
Interest expense	(50,205)	(33,393)	(8,382)
Income before income taxes	116,592	21,303	20,445
Provision for income taxes	(34,644)	(4,903)	(8,510)
Net income	81,948	16,400	11,935
Net income attributable to noncontrolling interests	337	891	379
Net income attributable to B. Riley Financial, Inc.	81,611	15,509	11,556
Preferred stock dividends	264	—	—
Net income available to common shareholders	$81,347	$15,509	$11,556

The following table presents revenues by geographical area:

	Year Ended December 31,
	2019	2018	2017
Revenues:
Revenues - Services and fees:
North America	$566,837	$389,207	$301,881
Australia	58	19	940
Europe	61	1,329	2,020
Total Revenues - Services and fees	$566,956	$390,555	$304,841

Revenues - Sale of goods
North America	$7,935	$638	$307

Revenues - Interest income - Loans and securities lending:
North America	$77,221	$31,798	$17,028

Total Revenues:
North America	$651,993	$421,643	$319,216
Australia	58	19	940
Europe	61	1,329	2,020
Total Revenues	$652,112	$422,991	$322,176

The following table presents long-lived assets, which consists of property and equipment and other assets, by geographical area:

	As of	As of
	December 31,	December 31,
	2019	2018
Property and equipment, net:
North America	$12,727	$15,489
Europe	—	34
Total	$12,727	$15,523

Segment assets are not reported to, or used by, the Company’s Chief Operating Decision Maker to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.

NOTE 23 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Total revenues	$142,128	$164,684	$180,063	$165,237
Operating income	$24,978	$44,255	$59,851	$37,567
Income before income taxes	$11,083	$31,598	$48,553	$25,358
Provision for income taxes	$(3,104)	$(9,289)	$(14,409)	$(7,842)
Net income	$7,979	$22,309	$34,144	$17,516
Net income attributable to B. Riley Financial, Inc.	$8,023	$22,157	$34,302	$17,129

Earnings per common share:
Basic	$0.31	$0.84	$1.29	$0.64
Diluted	$0.30	$0.82	$1.21	$0.59

Weighted average common shares outstanding:
Basic	26,217,215	26,278,352	26,556,223	26,547,023
Diluted	26,687,531	26,896,573	28,233,423	28,412,871

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Total revenues	$95,778	$125,501	$99,681	$102,031
Operating income (loss)	$10,602	$28,478	$12,838	$(6,534)
Income (loss) before income taxes	$5,831	$23,178	$4,768	$(12,474)
(Provision for) benefit from income taxes	$(989)	$(5,377)	$(2,046)	$3,509
Net income (loss)	$4,842	$17,801	$2,722	$(8,965)
Net income (loss) attributable to B. Riley Financial, Inc.	$4,503	$16,997	$2,814	$(8,805)

Earnings (loss) per common share:
Basic	$0.17	$0.67	$0.11	$(0.34)
Diluted	$0.17	$0.64	$0.10	$(0.34)

Weighted average common shares outstanding:
Basic	26,219,277	25,424,178	25,968,997	26,177,560
Diluted	27,271,819	26,397,513	26,854,261	26,177,560