Form 10-K/A
period 2019-12-31
B. Riley Financial, Inc.
filed 2020-04-23
CIK 1464790

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

The number of shares outstanding of the registrant’s Common Stock as of March 31, 2020 was 25,988,565.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 of B. Riley Financial, Inc. (the “Original Form 10-K”), as originally filed with the Securities and Exchange Commission (“SEC”) on March 9, 2020 (the “Original Filing Date”). We are filing this Amendment No. 1 to include the information required by Part III of Form 10-K that was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K because a definitive proxy statement containing such information may not be filed within 120 days after the end of our fiscal year ended December 31, 2019. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. Except as otherwise specifically defined herein, all defined terms used in the Original Form 10-K shall have the same meanings in this Amendment No. 1.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our board of directors (the “Board”) are elected annually to a one year term to serve as directors until the next annual meeting of stockholders, or until their respective successors are duly elected and qualified or their earlier death, resignation or removal. There are no familial relationships between any of our directors and any other director or any of our executive officers. No arrangement or understanding exists between any of our directors and any other person or persons pursuant to which any director was or is to be selected as our director. The following table provides the name, age and position(s) of each of our directors as of March 31, 2020:

Name	Age	Committees
Bryant R. Riley	53	None.
Thomas J. Kelleher	52	None.
Andrew Gumaer	59	None.
Robert L. Antin	70	Compensation Committee, Corporate Governance Committee*
Robert D’Agostino	53	Audit Committee, Compensation Committee*
Michael J. Sheldon	60	Compensation Committee
Todd D. Sims	50	Audit Committee
Mimi K. Walters	57	Corporate Governance Committee
Mikel H. Williams	63	Audit Committee*, Corporate Governance Committee

*	Chairman of the respective committee.

Bryant R. Riley has served as our Chairman and Co-Chief Executive Officer since June 2014 and July 2018 respectively, and as a director since August 2009. He also previously served as our Chief Executive Officer from June 2014 to July 2018. In addition, Mr. Riley served as the Chairman of B. Riley & Co., LLC since founding the stock brokerage firm in 1997 until its combination with FBR Capital Markets & Co., LLC in 2017; Chief Executive Officer of B. Riley & Co., LLC from 1997 to 2006; and as Chairman of B. Riley Principal Merger Corp. from April 2019 to February 2020, at which time it had completed its business combination with Alta Equipment Group, Inc. (NYSE: ALTG). Mr. Riley has served as director of Babcock & Wilcox Enterprises, Inc. (NYSE: BW) since April 2019, and Select Interior Concepts, Inc. (NASDAQ: SIC) since November 2019. He also previously served on the board of Sonim Technologies, Inc. (NASDAQ: SONM) from October 2017 to March 2019 and Franchise Group, Inc. (NASDAQ: FRG) (fka Liberty Tax, Inc.) from September 2018 through March 2020. Mr. Riley received his B.S. in Finance from Lehigh University. Mr. Riley’s experience and expertise in the investment banking industry provides the Board with valuable insight into the capital markets. Mr. Riley’s extensive experience serving on other public company boards is an important resource for the Board.

Thomas J. Kelleher has served as our Co-Chief Executive Officer since July 2018 and as a member of our board since October 2015. He also previously served as President from August 2014 to July 2018. Mr. Kelleher previously served as Chief Executive Officer of B. Riley & Co., LLC, a position he held from 2006 to 2014. From the firm’s founding in 1997 to 2006, Mr. Kelleher held several senior management positions with B. Riley & Co., LLC, including Chief Financial Officer and Chief Compliance Officer. Mr. Kelleher served on the board of directors of Special Diversified Opportunities Inc. from October 2015 to June 2017. He received his Bachelor of Science in Mechanical Engineering from Lehigh University. Mr. Kelleher’s experience and expertise in the investment banking industry provides the Board with valuable insight into the capital markets. Mr. Kelleher’s experience serving on other public company boards is an important resource for the Board.

Andrew Gumaer has served as the Chief Executive Officer of Great American Group, LLC, which we refer to as GAG, LLC, our wholly owned subsidiary, since July 2009 and as a member of the Board since July 2009. Mr. Gumaer also served as our Chief Executive Officer from July 2009 until June 2014, and as our Chairman from March 2012 until June 2014. Prior to July 2009, Mr. Gumaer was a co-founder of GAG, LLC, had served as GAG, LLC’s Chief Executive Officer since May 2007 and previously served as GAG, LLC’s President from June 2006 to May 2007. Prior to assuming such role, Mr. Gumaer was the President of The Pride Capital Group, LLC, predecessor in interest to GAG, LLC, from 2002 to May 2006. Mr. Gumaer also served as the Senior Vice President of Garcel, Inc. from 1997 to 2002 and as a Senior Vice President with the investment banking firm Drexel Burnham Lambert prior to his service with Garcel, Inc. Mr. Gumaer’s in depth knowledge of our business and operations, his experience in the investment banking industry, and leadership as GAG, LLC’s Chief Executive Officer and/or President since 2006 positions him well to serve as a member of the Board.

Robert L. Antin has served as a member of the Board since June 2017. Mr. Antin was a co-founder of VCA Inc., a national animal healthcare company that provides veterinary services, diagnostic testing and various medical technology products and related services to the veterinary market and was publicly traded (NASDAQ: WOOF) until the company was privately acquired in September 2017. Mr. Antin has served as a Chief Executive Officer and President at VCA Inc. since its inception in 1986. Mr. Antin also served as the Chairman of the Board of VCA, Inc. from inception through the September 2017 acquisition. Mr. Antin also currently serves on the Board of Directors of Rexford Industrial Realty, Inc. (NYSE: REXR) since July 2013. From September 1983 to 1985, Mr. Antin was President, Chief Executive Officer, a director and co-founder of AlternaCare Corp., a publicly held company that owned, operated and developed freestanding out-patient surgical centers. From July 1978 until September 1983, Mr. Antin was an officer of American Medical International, Inc., an owner and operator of health care facilities. Mr. Antin received his MBA with a certification in hospital and health administration from Cornell University. Mr. Antin’s executive leadership experience provides an important resource to the Board.

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

Michael J. Sheldon has served as a member of the Board since July 2017.  Mr. Sheldon served as CEO of Deutsch North America, one of the most awarded creative agencies in the United States, from January 2015 until his retirement in December 2019.  Mr. Sheldon had also served as CEO of Deutsch’s Los Angeles office from September 1997 to January 2015. Mr. Sheldon received a B.A. degree from Michigan State University in Advertising. Mr. Sheldon’s entrepreneurial skills and marketing experience provide an important resource to the Board.

Todd D. Sims has served as a member of the Board since October 2016. Since August 2018, Mr. Sims also sits on the board of directors of TheMaven, Inc. as a designee of B. Riley Financial, Inc. Since March 2010, Mr. Sims has served as Senior Vice President of Digital Strategy of Anschutz Entertainment Group, Inc., one of the leading sports and entertainment presenters in the world, overseeing business and corporate development for its ticketing business, AXS. Prior to that, Mr. Sims spent more than 15 years building Internet businesses. In the mid 1990’s, he served as ESPN’s executive producer of NFL.com, NBA.com and NASCAR Online. He also served on the management team of eCompanies, LLC, an incubator which has incubated a number of companies including Jamdat Mobile Inc. (acquired by Electronic Arts Inc.), Business.com Inc. (acquired by R.H. Donnelley Corp.) and Boingo Wireless, Inc. (initial public offering). Mr. Sims serves as an advisor to the L.A. Dodgers Tech Accelerator and is a guest lecturer at the University of Southern California’s Marshall School of Business. Mr. Sims’ digital experience provides an important resource to the Board.

Mimi K. Walters has served as a member of the Board since July 12, 2019. She served from 2015 to 2019 as the U.S. Representative for California’s 45th Congressional District. She has worked on key legislation, business and policy initiatives related to technology, energy, environmental and healthcare, including the opioid crisis and veterans’ medical services. As a member of House leadership, she served on the Energy and Commerce Committee, the Judiciary Committee and the Transportation and Infrastructure Committee. Ms. Walters represented California’s 37th State Senate District from 2008 to 2014, where she served on the Banking and Financial Institutions Committee and as vice chair for the Public Employment and Retirement Committee. From 2004 to 2008, she represented California’s 73rd Assembly District. Ms. Walters was a member of the Laguna Niguel city council from 1996 to 2004, serving as mayor in 2000, and chair of Laguna Niguel’s investment and banking committee. Previously, Ms. Walters was an investment executive at Drexel Burnham Lambert and, subsequently, Kidder, Peabody & Co. from 1988 to 1995. Walters earned a Bachelor of Arts in political science from the University of California, Los Angeles. Ms. Walters extensive political and financial experience provides an important resource to the Board.

Mikel H. Williams has served as a member of the Board since October 2015. Mr. Williams has served as the Chief Executive Officer and a director of Targus International LLC, a privately held, leading global supplier of carrying cases and accessories for the mobile lifestyle, since February 2016. Mr. Williams formerly served as the Chief Executive Officer and a director of JPS Industries, Inc., a composite materials manufacturer, from 2013 until its sale in 2015. Prior to that, Mr. Williams was the President, Chief Executive Officer and a director of DDi Corporation (NASDAQ: DDIC), a leading provider of time-critical, technologically advanced electronics manufacturing services, from November 2005 until its sale in May 2012. Mr. Williams has also served in various management positions with several technology related companies in the manufacturing, telecommunications and professional services industries. Since October 2014, Mr. Williams also serves on the board of directors of Centrus Energy Corp. (NYSE: LEU; formerly USEC, until its bankruptcy restructuring in 2014). Mr. Williams formerly served on the board of Tellabs, Inc. (NASDAQ: TLAB) until it was sold in 2013, Lightbridge Communications Corp. until it was sold in February 2015 and Iteris, Inc. (NYSE:ITI) from 2011 until November 2019. Mr. Williams received his B.S. degree from the University of Maryland in accounting and an M.B.A. from Georgetown University. Mr. Williams’s executive leadership experience provides an important resource to the Board.

Executive Officers

Executive officers are elected by our Board and serve at its discretion. There are no family relationships between any director or executive officer and any other directors or executive officers. Set forth below is information regarding our executive officers as of March 31, 2020.

Name	Position	Age
Bryant R. Riley	Chairman and Co-Chief Executive Officer	53
Thomas J. Kelleher	Co-Chief Executive Officer	52
Kenneth Young	President	56
Phillip J. Ahn	Chief Financial Officer and Chief Operating Officer	50
Andrew Gumaer	Chief Executive Officer of GAG, LLC	59
Andrew Moore	Chief Executive Officer of B. Riley FBR, Inc.	43
Alan N. Forman	Executive Vice President, General Counsel and Secretary	59
Howard Weitzman	Senior Vice President, Chief Accounting Officer	58

Messrs. Riley, Kelleher and Gumaer’s biographical information is included with those of the other members of our Board.

Kenneth Young has served as our President since July 2018, and previously served as a director of the Company from May 2015 to October 2016, during which he was chair of the Board’s Audit Committee and on the Board’s Compensation and Corporate Governance committees.  Mr. Young also has served as Chief Executive Officer of B. Riley Principal Investments, LLC since October 2016. He previously served as Chief Executive Officer of B. Riley Principal Merger Corp., from October 2018 to February 2020, at which time it had completed its business combination with Alta Equipment Group, Inc. (NYSE: ALTG).  Mr. Young currently serves as Chief Executive Officer at Babcock & Wilcox Enterprises, Inc. (NYSE:BW) since November 2018.  Mr. Young has served as a member of the board of Orion Energy Systems, Inc. (NASDAQ:OESX) since 2017, and Sonim Technologies, Inc. (NASDAQ: SONM) since 2018. He also served on the board of bebe stores, inc. (OTC:BEBE) from January 2018 to April 2019, Standard Diversified (NYSE:SDI) from 2015 to 2017, Globalstar, Inc. (NYSE: GSAT) from November 2015 to December 2018 and Franchise Group, Inc. (NASDAQ: FRG) (fka Liberty Tax, Inc.), from 2018 to 2020.  From August 2008 to March 2016, Mr. Young served as the President and Chief Executive Officer of Lightbridge Communications Corporation. Mr. Young holds a Master’s in Business Administration from the University of Southern Illinois and a Bachelor of Science in Computer Sciences from Graceland University.

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

Andrew Moore was appointed Chief Executive Officer of B. Riley FBR, Inc. on July 10, 2018, prior to which he served as President of B. Riley FBR, Inc. from 2016 to 2018. In 2006, Mr. Moore joined B. Riley & Co., LLC as an institutional sales professional, promoted to Director of Sales in 2011. During his tenure with B. Riley FBR, Inc., Mr. Moore has played a critical role structuring Issuer financings, placing the related instruments into the firm’s proprietary institutional client base, and ensuring appropriate secondary market support. Previously, Mr. Moore held sales positions at Roth Capital Partners and Bear Stearns & Co. Mr. Moore received a Bachelor of Science in Business Administration from the University of Kansas and a Master’s in Business Administration in Finance from the University of Southern California, Marshall School of Business.

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

Audit Committee

Our Audit Committee is composed of Messrs. Mikel H. Williams (Chairperson), Robert D’Agostino and Todd D. Sims. Our Board has affirmatively determined that each member of the Audit Committee during 2019 was, and each current member is, independent under Nasdaq Marketplace Rule 5605(a)(2), and meets all other qualifications under Nasdaq Marketplace Rule 5605(c) and the applicable rules of the SEC. Our Board has also affirmatively determined that Mikel H. Williams qualifies as an “audit committee financial expert” as such term is defined in Regulation S-K under the Securities Act of 1933. During 2019, the Audit Committee held four meetings. The Audit Committee acts pursuant to a written charter, which is available for review on our website at http://ir.brileyfin.com/corporate-governance. The responsibilities of the Audit Committee include overseeing, reviewing and evaluating our financial statements, accounting and financial reporting processes, internal control functions and the audits of our financial statements. The Audit Committee is also responsible for the appointment, compensation, retention, and as necessary, the termination of our independent auditors.

Compensation Committee

Our Compensation Committee is composed of Messrs. Robert D’Agostino (Chairperson), Robert L. Antin and Michael J. Sheldon. The Board has affirmatively determined that each member of the Compensation Committee during 2019 was, and each current member is, independent as such term is defined under Nasdaq Marketplace Rule 5605(a)(2) and the applicable rules of the SEC. During 2019, the Compensation Committee held four meetings. The Board has adopted a charter for the Compensation Committee (the “Compensation Committee Charter”), which is available for review on our website at http://ir.brileyfin.com/corporate-governance. The Compensation Committee reviews and makes recommendations to the Board concerning the compensation and benefits of our executive officers, including the Chief Executive Officer, and directors, oversees the administration of our stock incentive and employee benefits plans and reviews general policies relating to compensation and benefits.

Corporate Governance Committee

Our Corporate Governance Committee is composed of Messrs. Robert L. Antin (Chairperson), and Mikel H. Williams and Ms. Mimi K. Walters. Robert D’Agostino served as a member of the Corporate Governance Committee until July 12, 2019 at which point in time Mimi K. Walters became a member of the Corporate Governance Committee replacing Mr. D’Agostino. The Board has affirmatively determined that each member of the Corporate Governance Committee during 2019 was, and each current member is, independent as such term is defined under Nasdaq Marketplace Rule 5605(a)(2). The Corporate Governance Committee evaluates and recommends to the Board nominees for each election of directors. During 2019, the Corporate Governance Committee held three meetings. The Board has adopted a charter for the Corporate Governance Committee (the “Corporate Governance Committee Charter”), and a copy of that charter is available for review on our website at http://ir.brileyfin.com/corporate-governance. The responsibilities of the Corporate Governance Committee include making recommendations to the Board with respect to the nominations or elections of directors and providing oversight of our corporate governance policies and practices.

Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person.

Based solely on our review of such forms furnished to us and written representations from our reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were met in a timely manner.

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

Changes in Stockholder Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend individuals for consideration by the Corporate Governance Committee as potential nominees for director since such procedures were last described in our annual proxy statement filed with the SEC on April 15, 2019.

Board Leadership Structure

Pursuant to our Corporate Governance Guidelines and Bylaws, the Board may, but is not required to, select a Chairman of the Board on an annual basis. In addition, the positions of Chairman of the Board and Co-Chief Executive Officer may be filled by one individual or two different individuals. Mr. Riley, our Co-Chief Executive Officer, currently serves as Chairman of our Board.

The Board has determined that its current structure, with a combined Chairman and Co-Chief Executive Officer and independent directors as members of each Board committee, is in the best interests of our company and our stockholders. The Board believes that combining the Chairman and Co-Chief Executive Officer positions is currently the most effective leadership structure for our company given Mr. Riley’s in-depth knowledge of many of the businesses and industries in which we operate, his ability to formulate and implement strategic initiatives, and his extensive contact with and knowledge of certain of our customers. In addition, as a member of our Board of Directors since 2009, Executive Officer of B. Riley FBR, Inc. (formerly FBR Capital Markets & Co., LLC), Chairman of B. Riley & Co., LLC since founding the stock brokerage firm in 1997 and Chief Executive Officer of B. Riley & Co., LLC from 1997 to 2006, Mr. Riley provides important continuity in the operation of our business and its oversight by our Board. His knowledge and experience, as well as his role as our Co-Chief Executive Officer, provide that he is in a position to elevate the most critical business issues for consideration by our independent directors.

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to us by our named executive officers during fiscal 2019, 2018 and 2017.(1)

Name and Principal Position	Year	Salary ($)	Bonus (2) (3) ($)	Stock Awards (4) ($)	Non-Equity Incentive Plan Compensation (5) ($)	All Other Compensation (6) ($)	Total ($)
Bryant R. Riley	2019	600,000	-	2,477,934	1,800,000	32,028	4,909,962
Chairman and	2018	600,000	-	830,000	1,223,266	6,839	2,660,105
Co-Chief Executive Officer	2017	363,462	224,384	600,005	1,086,963	-	2,274,814

Thomas J. Kelleher	2019	600,000	-	2,477,934	1,800,000	21,594	4,899,528
Co-Chief Executive Officer	2018	545,769	-	518,750	1,223,266	8,399	2,296,184
	2017	399,807	95,044	437,911	702,843	-	1,635,605

Phillip J. Ahn	2019	400,000	125,000	1,212,907	800,000	17,581	2,555,488
Chief Financial Officer and	2018	412,500	-	373,500	543,674	7,545	1,337,219
Chief Operating Officer	2017	347,115	56,096	300,003	583,739	-	1,286,953

Kenneth Young (6) (7)	2019	550,000	-	1,265,027	1,100,000	1,165,254	4,080,281
President	2018	519,039	-	415,000	747,551	89,780	1,771,370

Andrew Moore (7)	2019	500,000	125,000	1,265,027	1,000,000	11,054	2,901,081
Chief Executive Officer,	2018	283,077	50,000	415,000	764,038	2,280	1,514,395
B. Riley FBR, Inc.

Alan N. Forman (8)	2019	375,000	125,000	684,645	750,000	14,236	1,948,881
Executive Vice President, General Counsel & Secretary	2017	317,789	56,096	224,998	543,482	-	1,142,365

(1)	The table above summarizes the total compensation earned by each of our named executive officers for the fiscal years ended December 31, 2019, 2018 and 2017. As our employees, neither Mr. Riley nor Mr. Kelleher, each of whom were directors during all or a portion of the fiscal years ended December 31, 2019, 2018 and 2017, received any compensation for his services as a director.

(2)	Bonus amounts in 2019 and 2017 were discretionary bonuses for named executive officers approved by the Compensation Committee.

(3)	Bonus paid to Mr. Moore in 2018 included discretionary bonus earned and paid prior to his becoming an executive officer.

(4)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of RSU grants granted during the applicable fiscal year. The assumptions used in the calculations for these amounts are described in Note 18 of the Notes to Consolidated Financial Statements in our annual report on Form 10-K for the fiscal year ended December 31, 2019. For a discussion of the material terms of each outstanding RSU grant, see the table below entitled “Outstanding Equity Awards at 2019 Fiscal Year End.”

(5)	The amounts listed in this column include non-equity incentive plan compensation earned by and paid to each of our named executive officers for the fiscal years ended December 31, 2019, 2018 and 2017. In the case of Mr. Moore, $220,364 in 2018 sales commissions earned prior to his appointment as executive officer are included.

(6)	Includes accrued dividend rights paid upon vesting of RSUs in 2019, in accordance with award agreements, as approved by the Compensation Committee; matching contributions made under the B. Riley Financial 401(k) Plan; and payment to Mr. Young for consulting services to Babcock & Wilcox Enterprises, Inc.

(7)	Messrs. Young and Moore became executive officers of our company on July 10, 2018. For Messrs. Young and Moore, compensation is not shown for fiscal year 2017 because they were not named executive officers in fiscal year 2017.

(8)	Mr. Forman was a named executive officer of our company in 2017 and 2019. For Mr. Forman, compensation is not shown for fiscal year 2018 because he was not a named executive officer in fiscal year 2018.

Grants of Plan-Based Awards Table for 2019

The following table presents information concerning each grant made to our named executive officers in our fiscal year ended December 31, 2019, under any equity or non-equity incentive plan.

		Estimated Future Payouts under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts under Equity Incentive Plan Awards (2)	All Other Stock Awards: Number of Units of	Grant Date Fair
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Target (#)	Stock (3) (#)	Value (4) ($)
Bryant R. Riley	-	150,000	900,000	1,800,000	-	-	-
	5/24/2019	-	-	-	-	38,481	781,934
	7/12/2019	-	-	-	200,000	-	1,696,000

Thomas J. Kelleher	-	150,000	900,000	1,800,000	-	-	-
	5/24/2019	-	-	-	-	38,481	781,934
	7/12/2019	-	-	-	200,000	-	1,696,000

Phillip J. Ahn	-	100,000	400,000	800,000	-	-	-
	5/24/2019	-	-	-	-	17,958	364,907
	7/12/2019	-	-	-	100,000	-	848,000

Kenneth Young	-	137,500	550,000	1,100,000	-	-	-
	5/24/2019	-	-	-	-	20,523	417,027
	7/12/2019	-	-	-	100,000	-	848,000

Andrew Moore	-	125,000	500,000	1,000,000	-	-	-
	5/24/2019	-	-	-	-	20,523	417,027
	7/12/2019	-	-	-	100,000	-	848,000

Alan N. Forman	-	93,750	375,000	750,000	-	-	-
	5/24/2019	-	-	-	-	12,827	260,645
	7/12/2019	-	-	-	50,000	-	424,000

(1)	The amounts represent the threshold, target and maximum annual incentive award payout under the B. Riley Financial, Inc. Management Bonus Plan for the 2019 fiscal year. Actual 2019 payments are reported in the “2019 Summary Compensation Table” in the “Non- Equity Incentive Plan Compensation” column.

(2)	On July 12, 2019, we granted Messrs. Riley, Kelleher, Ahn, Young, Moore and Forman PRSU awards as a component of their annual compensation for the fiscal year ended December 31, 2019. The PRSUs will vest upon the earlier to occur of: (a) the Issuer achieving the Adjusted Stock Price Hurdle of $35, defined as the consecutive five trading day average closing price of one share of Company common stock, plus the aggregate amount of dividends paid, within three years from the date of grant; or (b) immediately prior to a Change in Control (as defined in the Amended and Restated 2009 Stock Incentive Plan).

(3)	On May 24, 2019, we granted Messrs. Riley, Kelleher, Ahn, Young, Moore and Forman RSU awards as a component of their annual compensation for the fiscal year ended December 31, 2019, scheduled to vest one-third on May 24, 2020, one-third on May 24, 2021 and one-third on May 24, 2022, subject to continued employment with our company. Each RSU awarded represents the right to receive one share of our common stock. Additionally, each of the above award recipients has the right to receive promptly following each vesting date an amount equal to the product of (i) the number of RSUs vested on such vesting date, multiplied by (ii) the total dividends declared and paid per share of common stock since the date of award.

(4)	Represents the grant date fair value, which has been computed in accordance with FASB ASC Topic 718. For performance units granted on July 12, 2019, the fair value at the grant date was determined based on the probable outcome of the Issuer achieving the Adjusted Stock Price Hurdle of $35, defined as the consecutive five trading day average closing price of one share of Company common stock, plus the aggregate amount of dividends paid, within three years from the date of grant.

Outstanding Equity Awards at 2019 Fiscal Year End

The following table provides information concerning outstanding equity awards held by our named executive officers as of December 31, 2019.

Name	Number of Units of Stock That Have Not Vested (1) (#)	Market Value of Units of Stock That Have Not Vested (2) ($)	Equity Incentive Plan Awards: Number of Unearned Units of Stock That Have Not Vested (3) (#)	Equity Incentive Plan Awards: Market Value of Unearned Units of Stock That Have Not Vested (4) ($)
Bryant R. Riley (5)	78,050	1,965,299	200,000	5,036,000

Thomas J. Kelleher (6)	63,211	1,591,653	200,000	5,036,000

Phillip J. Ahn (7)	36,409	916,779	100,000	2,518,000

Kenneth Young (8)	38,157	960,793	100,000	2,518,000

Andrew Moore (9)	38,972	981,315	100,000	2,518,000

Alan N. Forman (10)	26,665	671,425	50,000	1,259,000

(1)	Represents awards of RSUs granted under our Amended and Restated 2009 Stock Incentive Plan.

(2)	The market value of awards of RSUs that have not yet vested is based on the number of unvested shares of stock as of December 31, 2019, multiplied by the closing sale price of our common shares on December 31, 2019 ($25.18 per share).

(3)	Represents awards of PRSUs granted under our Amended and Restated 2009 Stock Incentive Plan. Each named executive officer’s unvested PRSUs will vest upon the earlier to occur of: (a) the Company achieving the Adjusted Stock Price Hurdle of $35, defined as the consecutive five trading day average closing price of one share of Company common stock, plus the aggregate amount of dividends paid, within three years from the date of grant; or (b) immediately prior to a Change in Control (as defined in the Amended and Restated 2009 Stock Incentive Plan).

(4)	The market value of awards of PRSUs that have not yet vested is based on the number of unvested shares of stock as of December 31, 2019, multiplied by the closing sale price of our common shares on December 31, 2019 ($25.18 per share).

(5)	Unvested RSUs held by Mr. Riley at December 31, 2019 vest as follows: 39,063 RSUs will vest in full on May 24, 2020, 26,160 RSUs will vest in full on May 24, 2021, and 12,827 RSUs will vest in full on May 24, 2022.

(6)	Unvested RSUs held by Mr. Kelleher at December 31, 2019 vest as follows: 29,224 RSUs will vest in full on May 24, 2020, 21,160 RSUs will vest in full on May 24, 2021, and 12,827 RSUs will vest in full on May 24, 2022.

(7)	Unvested RSUs held by Mr. Ahn at December 31, 2019 vest as follows: 18,437 RSUs will vest in full on May 24, 2020, 11,986 will vest in full on May 24, 2021, and 5,986 will vest in full on May 24, 2022.

(8)	Unvested RSUs held by Mr. Young at December 31, 2019 vest as follows: 17,809 RSUs will vest in full on May 24, 2020, 13,507 RSUs will vest in full on May 24, 2021, and 6,841 RSUs will vest in full on May 24, 2022.

(9)	Unvested RSUs held by Mr. Moore at December 31, 2019 vest as follows: 815 RSUs vested in full on January 31, 2020, 17,809 RSUs will vest in full on May 24, 2020, 13,507 RSUs will vest in full on May 24, 2021, and 6,841 RSUs will vest in full on May 24, 2022.

(10)	Unvested RSUs held by Mr. Forman at December 31, 2019 vest as follows: 13,614 RSUs will vest in full on May 24, 2020, 8,776 RSUs will vest in full on May 24, 2021, and 4,275 will vest in full on May 24, 2022.

Stock Vested

The following table provides information on the value realized by each of our named executive officers as a result of the vesting of RSUs during 2019.

Name	Number of Shares Acquired on Vesting (1) (#)	Value Realized on Vesting ($)
Bryant R. Riley	39,739	807,496

Thomas J. Kelleher	24,838	504,708

Phillip J. Ahn	19,203	390,205

Kenneth Young	16,993	361,324

Andrew Moore	16,002	321,029

Alan N. Forman	14,402	292,649

(1)	RSUs of Messrs. Riley, Kelleher, Ahn, Young, Moore and Forman vested on May 24, 2019 as follows: 39,739, 24,838, 19,203, 10,968, 15,187, and 14,402 respectively. The closing price of our common stock on that date was $20.32. Mr. Moore vested in an additional 815 RSUs on January 31, 2019. The closing price of our common stock on that date was $15.25. Mr. Young vested in an additional 6,025 RSUs on October 1, 2019. The closing price of our common stock on that date was $22.98.

All Other Compensation

The following table sets forth additional information with respect to the amounts reported in the “All Other Compensation” column of the Summary Compensation Table for Fiscal Year 2019.

Name	Dividend Rights Paid Upon 2019 Vesting of RSUs (1) ($)	401k Plan Match (2) ($)	Other (3) ($)	Total ($)
Bryant R. Riley	27,828	4,200	-	32,028

Thomas J. Kelleher	17,394	4,200	-	21,594

Phillip J. Ahn	13,381	4,200	-	17,581

Kenneth Young	11,054	4,200	1,150,000	1,165,254

Andrew Moore	11,054	-	-	11,054

Alan N. Forman	10,036	4,200	-	14,236

(1)	Includes accrued dividend rights paid upon May 24, 2019 vesting of RSU awards granted on June 13, 2017 and June 13, 2018 in accordance with award agreements, as approved by the Compensation Committee.

(2)	The maximum 401k match for 2019 was $4,200. Our executive officers are eligible for the same 401k match program as is available to all employees.

(3)	Payments to Mr. Young for consulting services to Babcock & Wilcox Enterprises, Inc. in the capacity of Chief Executive Officer of Babcock & Wilcox Enterprises.

Potential Payments Upon Termination or Change in Control

Of our named executive officers, Messrs. Kelleher, Riley, Ahn and Forman, are each subject to an employment agreement that became effective on January 1, 2018, and was amended on April 3, 2019. Additionally, Mr. Young and Mr. Moore are subject to employment agreements which became effective on July 10, 2018 and were amended on April 3, 2019. Each of the employment agreements provides for a severance payment equal to the sum of (1) one times the executive’s base salary as in effect immediately prior to a qualifying termination plus (2) one times the executive’s target bonus for the calendar year in which the qualifying termination occurs, or if no target bonus for such calendar year has been set, the target bonus for the prior year. The employment agreements also provide for reimbursement of a portion of the executive’s COBRA premiums for up to twelve months following a qualifying termination. Qualifying terminations include (i) termination without cause by the company, (ii) termination due to death or disability and (iii) resignation for good reason. In addition, the employment agreements provide that all unvested awards, including PRSUs, become fully vested upon a change of control.

The descriptions below provide information about the payments and other benefits to which each of our named executive officers would be entitled upon a termination of such Named Executive Officer or a change in control. The tables below show, for each Named Executive Officer, our estimates of our potential cash payments and other benefits that would have been paid to the Named Executive Officer assuming that (i) such a termination or change in control was effected as of December 31, 2019, (ii) the target bonus amounts for each Named Executive Officer equal the target amounts established for fiscal year 2019 and (iii) the market value of RSUs that have not vested as of December 31, 2019 was $25.18 per share, which was the closing price of our company’s common stock on December 31, 2019, the last trading day of the year. The tables below also assume that all salary amounts earned by each Named Executive Officer through the date of such a termination or change in control had already been paid. As a result, all amounts in these tables are only estimates, and the actual amounts that would be paid can only be determined at the time of the event triggering the payments.

Payments Due Upon Termination Without Cause, for Death or Disability, or Resignation for Good Reason

	Cash Payment (1)	Stock Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Benefits (5)	Total
Name	($)	($)	($)	($)	($)	($)
Bryant R. Riley	1,500,000	1,965,299	900,000	128,251	23,128	4,516,678
Thomas J. Kelleher	1,500,000	1,591,653	900,000	96,751	23,128	4,111,531
Phillip J. Ahn	800,000	916,779	400,000	60,050	13,560	2,190,388
Kenneth Young	1,100,000	960,793	550,000	60,267	23,128	2,694,188
Andrew Moore	1,000,000	981,315	500,000	60,267	20,330	2,561,912
Alan N. Forman	750,000	671,425	375,000	44,299	-	1,840,724

(1)	In the event of involuntary termination without Cause, for death or disability, or resignation for Good Reason, in accordance with their employment agreements, executives shall receive a severance payment equal to the sum of 1x the executive’s base salary and 1x the executive’s target bonus for the calendar year in which the termination occurs.

(2)	Upon termination without Cause or for death or disability, in accordance with award agreements, unvested time-based RSUs shall vest. The market value is based on the number of RSUs that would vest multiplied by $25.18, which was the closing price of our common stock on December 31, 2019, the last trading day of the year. In the event of resignation for Good Reason, RSUs would not vest and, therefore, numbers in this column would be zero. PRSUs would not vest in the event of any type of termination and are, therefore, not included in this column.

(3)	A prorated portion of the target bonus for the year of termination is payable. It is assumed for purposes of this table that the termination occurred on December 31, 2019 and the full target bonus amount would be due.

(4)	Upon vesting of RSUs, accrued dividend rights, equivalent to dividends declared and paid per share of common stock from July 1, 2017 through December 31, 2019, are paid for RSUs awarded in 2017, 2018 and 2019 in accordance with award agreements. In the case of resignation for Good Reason, RSUs would not vest and, therefore, numbers in this column would be zero.

(5)	According to the terms of their employment agreements, executives shall be reimbursed the difference between the cost of health insurance coverage under COBRA and premiums paid by similarly situated employees for 12 months, or until the executive becomes eligible to receive substantially similar coverage from another employer.

Payments Due Upon Termination With Cause or Resignation Without Good Reason

	Cash Payment	Stock Awards	Non-Equity Incentive Plan Compensation (1)	All Other Compensation	Benefits	Total
Name	($)	($)	($)	($)	($)	($)
Bryant R. Riley	-	-	900,000	-	-	900,000
Thomas J. Kelleher	-	-	900,000	-	-	900,000
Phillip J. Ahn	-	-	400,000	-	-	400,000
Kenneth Young	-	-	550,000	-	-	550,000
Andrew Moore	-	-	500,000	-	-	500,000
Alan N. Forman	-	-	375,000	-	-	375,000

(1)	In the event an executive is terminated by the Company with Cause or resigns without Good Reason, a prorated portion of the target bonus for the year of termination is payable. It is assumed for purposes of this table that the termination occurred on December 31, 2019 and the full target bonus amount would be due.

Payments Due Upon Change in Control

	Cash Payment	Stock Awards (1)	Non-Equity Incentive Plan Compensation	All Other Compensation (2)	Benefits	Total
Name	($)	($)	($)	($)	($)	($)
Bryant R. Riley	-	7,001,299	-	358,251	-	7,359,550
Thomas J. Kelleher	-	6,627,653	-	326,751	-	6,954,404
Phillip J. Ahn	-	3,434,779	-	175,050	-	3,609,829
Kenneth Young	-	3,478,793	-	175,267	-	3,654,061
Andrew Moore	-	3,499,315	-	175,267	-	3,674,582
Alan N. Forman	-	1,930,425	-	101,799	-	2,032,224

(1)	In accordance with executive employment agreements and PRSU award agreements, unvested RSUs and PRSUs shall vest upon Change in Control. The market value is based on the number of RSUs and PRSUs that would vest multiplied by $25.18, which was the closing price of our common stock on December 31, 2019, the last trading day of the year.

(2)	Upon RSU and PRSU vesting upon Change in Control, accrued dividend rights, equivalent to dividends declared and paid per share of common stock from July 1, 2017 through December 31, 2019, are paid for RSUs awarded in 2017, 2018 and 2019 in accordance with award agreements.

Risks Related to Compensation Policies and Practices

The Compensation Committee has considered and regularly monitors whether our overall employee compensation program creates incentives for employees to take excessive or unreasonable risks that could materially harm our business. Although risk-taking is a necessary part of building any business, the Compensation Committee focuses on aligning our compensation policies with the long-term interests of the Company and its stockholders and avoiding short-term rewards for management or other employee decisions that could pose long-term risks to the Company. We believe that several features of our compensation policies for management-level employees appropriately mitigate these risks, including a mix of long- and short-term compensation incentives that we believe is properly weighted for a company of our size, in our industry and with our stage of growth, and the uniformity of compensation policies and objectives across our employees. We also believe our internal legal and financial controls appropriately mitigate the probability and potential impact of an individual employee committing us to a harmful long-term business transaction in exchange for short-term compensation benefits.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are providing disclosure regarding the ratio of annual total compensation of Mr. Riley and Mr. Kelleher, our Co-CEOs, to that of our median employee. Our median employee earned $105,300 in total compensation for 2019. Based upon the total 2019 compensation reported for Mr. Riley and Mr. Kelleher of $4,909,962 and $4,899,528, respectively, as reported under “Total” in the Summary Compensation Table, our ratio of Co-CEO to median employee pay was 47:1. Our median employee is employed in our Great American Group Advisory and Valuation Services, LLC subsidiary.

Calculation Methodology

To identify our median employee, we identified our total employee population worldwide as of December 30, 2019, excluding our Co-CEOS, in accordance with SEC rules. On December 30, 2019, 87.6% of our employee population was located in the U.S., with 11.6% in India, 0.7% in Israel and 0.1% in Europe.

Consistently Applied Compensation Measure. We collected full-year 2019 actual gross earnings data for the December 30, 2019 employee population, including cash-based compensation and equity-based compensation that was realized in 2019, relying on our internal payroll records. Compensation was annualized on a straight-line basis for non-temporary new hire employees who did not work with our company for the full calendar year.

Once we determined the median employee, we calculated total compensation for the median employee in the same manner in which we determine the compensation shown for our named executive officers in the Summary Compensation Table, in accordance with SEC rules.

Compensation Discussion and Analysis

The following compensation discussion and analysis provides information regarding certain aspects of our overall compensation philosophy and objectives and the elements of compensation paid to our named executive officers in 2019.

Executive Summary

2019 Compensation Philosophy

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

Throughout this report, we refer to our Co-Chief Executive Officers, our Chief Financial Officer, and each of our three other most highly compensated executive officers for 2019 as our “named executive officers.” In addition to our Co-Chief Executive Officers and our Chief Financial Officer, this group includes our President, our Chief Executive Officer of B. Riley FBR, Inc. and our Executive Vice President, General Counsel and Secretary.

Principles and Objectives of Our Compensation Program

The Compensation Committee of our Board has discretionary authority over the compensation of our named executive officers. In developing a compensation program for our named executive officers, the Compensation Committee’s goal is to link compensation decisions to both corporate and individual performance, with a focus on rewarding the achievement of financial results, as well as rewarding the individual performance and accomplishments of our named executive officers in light of their respective duties and responsibilities, the impact of their actions on our strategic initiatives, and their overall contribution to the culture, strategic direction, stability and performance of our company. Our Co-Chief Executive Officers recommend to the Compensation Committee the amount and form of compensation for each of our named executive officers other than themselves, and the amount and form of compensation for our Co-Chief Executive Officers are initially developed by the Chairman of the Compensation Committee with input from the committee’s independent compensation consultant, as necessary, and are then reviewed and approved by the Compensation Committee. Our Compensation Committee retains the discretion to compensate and reward our named executive officers based on a variety of other factors, including subjective or qualitative factors.

Principles

Our compensation program for our named executive officers is designed to attract, retain and motivate executives and professionals of the highest quality and effectiveness while aligning their interests with the long-term interests of our stockholders. The following five “Principles of Compensation” summarize key categories that our Board, the Compensation Committee, and our management team believe are critical to recognize:

●	Company Performance - All compensation decisions are made within the context of overall company performance. We evaluate company performance primarily from a financial perspective, but also from a strategic perspective.

●	Alignment - We believe that the interests of our employees and stockholders should be aligned. Compensation directly reflects both the annual and longer-term performance of the business.

●	Risk Management - Compensation practices and decisions are designed to neither encourage nor reward excessive or inappropriate risk taking.

●	Employee Contribution - An individual’s compensation, evaluated within the context of overall company results, is determined by the individual’s contribution to the business. We consider both financial and non-financial factors. In determining individual compensation, teamwork and unselfish behavior are recognized and appropriately rewarded.

●	Quality and Retention of Staff - Total compensation levels are calibrated to the market such that we remain competitive for attracting, motivating and retaining the very best people in light of our business strategy. We seek to maximize the value of an executive’s compensation through both appropriate pay design and effective communication of pay programs. Compensation is structured to encourage long-term service and loyalty.

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

Role of Independent Compensation Consultant

In 2017, the Compensation Committee retained Pricewaterhouse Coopers. (“PwC”), an independent consulting firm, to assist the Compensation Committee in fulfilling its duties in setting compensation for our Chief Executive Officers. PwC was engaged by and reported solely to the Compensation Committee, and the Compensation Committee had the sole authority to approve the terms of the engagement. PwC did not provide any services to the company in 2017 other than executive compensation consulting services provided to the Compensation Committee and did not provide any services to the Company in 2018 or 2019. Before engaging PwC, the Compensation Committee determined that PwC is independent, after taking into account the factors set forth in Rule 10C-1 of the Exchange Act and NASDAQ Marketplace Rule 5605(d)(3). PwC identified a group of public peer companies to benchmark our Chief Executive Officer’s compensation against peer company Chief Executive Officers and market survey data. PwC’s analysis considered: (i) base salary; (ii) annual incentive compensation; (iii) total cash compensation; (iv) long-term incentive compensation; and (v) total direct compensation. There were no changes to our executive compensation plan in 2019.

In December 2019, the Compensation Committee retained Mercer LLC, an independent consulting firm, to assist the Compensation Committee in fulfilling its duties in setting compensation for our Chief Executive Officers and other named executive officers for 2020. Mercer was engaged by and is reporting solely to the Compensation Committee, and the Compensation Committee has the sole authority to approve the terms of the engagement. Mercer did not provide any services to the company in Fiscal 2019 other than executive compensation consulting services provided to the Compensation Committee. Before engaging Mercer, the Compensation Committee determined that Mercer is independent, after taking into account the factors set forth in Rule 10C-1 of the Exchange Act and NASDAQ Marketplace Rule 5605(d)(3).

Peer Group

As part of its services, in 2017, PwC compiled data regarding Chief Executive Officer compensation from the following “peer” companies: Cowen Group, Inc., FBR & Co., Gain Capital Holdings, Inc., Greenhill & Co., Inc., Houlihan Lokey Inc., INTL FCStone Inc., Investment Technology Group, Inc., JMP Group Inc., Moelis & Co., Oppenheimer Holdings Inc., and Piper Jaffray Companies. This peer group includes companies primarily consisting of investment banks with revenues and market capitalizations most comparable to ours. While the Compensation Committee considered the level of compensation paid by the firms in the peer group as a reference point that provides a framework for its decisions regarding the Co-Chief Executive Officers’ compensation, in order to maintain competitiveness and flexibility, the Compensation Committee did not target compensation at a particular level relative to the peer group. Similarly, the Compensation Committee did not employ a formal benchmarking strategy or rely upon specific peer-derived targets. Subsequent to the receipt of the peer group data regarding Chief Executive Officer compensation from PwC, the Compensation Committee reviewed executive compensation data more broadly from the peer group in evaluating the compensation of the other named executive officers. This peer group market data is an important factor considered by the Compensation Committee when setting compensation, but it is only one of multiple factors considered by the Compensation Committee, and the amount paid to each named executive officer may be more or less than the composite market median based on individual performance, the roles and responsibilities of the executive, experience level of the individual, internal equity and other factors that the Compensation Committee deems important. There were no changes to our executive compensation plan in 2018 or 2019.

As part of its services for 2020, Mercer will study our “peer” group and recommend to, and review any changes thereto with, the Compensation Committee.

Review of Stockholder Advisory Votes on Our Executive Compensation

Consistent with the preference of our stockholders, which was expressed at our annual meeting of stockholders held in Beverly Hills, CA, our stockholders currently have the opportunity to cast an advisory vote on our executive compensation once every three years. At our 2019 annual meeting of stockholders, our executive compensation received a favorable advisory vote from 91.35% of the votes cast on the proposal at the meeting (which excludes abstentions and broker non-votes). The Compensation Committee believes this approval affirmed stockholders’ support of our approach to executive compensation, and therefore the Compensation Committee did not significantly change our compensation policies, philosophy, structure or levels in response to such advisory vote. The Compensation Committee will continue to consider the outcome of stockholder advisory votes on our executive compensation when making compensation decisions for our named executive officers and in respect of our compensation programs generally.

Elements of 2019 Compensation

This section describes the various elements of our compensation program for our named executive officers in 2019, summarized in the table below, and why the Compensation Committee chose to include the items in the compensation program. As detailed below, the primary elements of our compensation program during 2019 consisted of base salary, performance-based cash bonuses, or “at risk,” compensation opportunities, and long-term equity incentive compensation. We also provided benefit programs that apply to all employees. The elements of our executive compensation program are summarized as follows:

Element	Description	Function
Base Salary	Fixed cash compensation	Provides basic compensation at a level consistent with competitive practices; reflects role, responsibilities, skills, experience and performance; encourages retention

Performance-Based Cash Bonuses	Cash bonuses earned based on performance under the terms of the Management Bonus Plan (“B. Riley Bonus Plan”).	Motivates and rewards for achievement of annual company financial performance goal

Discretionary Bonuses	Discretionary bonuses awarded in circumstances where individual contribution and performance was excellent; payable in cash or stock at the discretion of the Compensation Committee	Rewards excellent performance relative to the duties, responsibilities, and functions of an individual executive officer

Long-Term Equity Incentives	Equity awards granted at the Compensation Committee’s discretion under the Amended and Restated 2009 Stock Incentive Plan.	Motivates and rewards for financial performance over a sustained period; strengthens mutuality of interests between executives and stockholders; increases retention; rewards creation of shareholder value

Benefits	Defined contribution savings plan, healthcare plan and other standard company benefit plans. Named executive officers receive same coverage as other employees.	Provides market competitive savings and health and welfare benefit programs available to other employees based on standard eligibility criteria

Executive Perquisites and Other Arrangements	We do not provide perquisites, defined benefit plans (other than the defined contribution plan available to employees generally) or other retirement benefits or deferred compensation to our named executive officers.	Not applicable, except as noted

Base Salary

The purpose of base salary is to provide a set amount of cash compensation for each named executive officer that is not variable in nature and is generally competitive with market practices. Consistent with our performance-based compensation philosophy, the base salary for each named executive officer is targeted to account for less than half of total compensation.

The Compensation Committee seeks to pay our named executive officers a competitive base salary in recognition of their job responsibilities for a publicly-held company by considering several factors, including competitive factors within our industry, past contributions and individual performance of each named executive officer, as well as retention. In setting base salaries, the Compensation Committee is mindful of total compensation and the overall goal of keeping the amount of cash compensation that is provided in the form of base salary substantially lower than the amount of bonus opportunity that is available, assuming that performance targets are met or exceeded. Base salaries for Messrs. Riley, Kelleher, Ahn, Young, Moore and Forman remained unchanged in 2019.

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

In 2019, the B. Riley Compensation Committee established financial targets pursuant to the B. Riley Bonus Plan for B. Riley’s executive officers, including each of B. Riley’s named executive officers. The B. Riley Bonus Plan provided for: (i) a minimum award of 25% of base salary upon B. Riley achieving at least $96 million Earnings before Interest, Taxes, Depreciation and Amortization, Share Based Compensation, Transaction and Restructuring expenses and Other Non-recurring items and before factoring executive bonuses for 2019, and which we refer to as 2019 Adjusted EBITDA; (ii) a target award of 100% to 150% of base salary upon B. Riley achieving $120 million 2019 Adjusted EBITDA; and (iii) a maximum award of 200% to 300% of base salary upon B. Riley achieving $144 million or more 2019 Adjusted EBITDA. Such plan also provided for target awards of a prorated percentage of base salary based on the foregoing for 2019 Adjusted EBITDA levels between the foregoing targets. B. Riley achieved 2019 Adjusted EBITDA representing 181% of the target and the bonus awarded to each of our named executive officers was 200% of such individual’s respective annual base salary, except for Co-Chief Executive Officers who each received a bonus equal to 300% of his adjusted base salary.

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

In fiscal 2017, 2018 and 2019, the Compensation Committee awarded RSU grants under B. Riley’s Amended and Restated 2009 Stock Incentive Plan to B. Riley’s named executive officers as further described above in the “Management and Executive Compensation-Summary Compensation Table.” The Compensation Committee believes that these grants, which vest over a period of time, appropriately align the interests of our named executive officers with those of our stockholders and retain, motivate and reward such executives.

In fiscal 2019, the Compensation Committee awarded Performance-based RSU grants under B. Riley’s Amended and Restated 2009 Stock Incentive Plan to B. Riley’s named executive officers, as further described above in the “Management and Executive Compensation-Summary Compensation Table” and “Grants of Plan-Based Awards Table for 2019.” These PRSUs vest upon the earlier to occur of: (a) the Company achieving the Adjusted Stock Price Hurdle of $35, defined as the consecutive five trading day average closing price of one share of Company common stock, plus the aggregate amount of dividends paid, within three years from the date of grant; or (b) immediately prior to a Change in Control (as defined in the Amended and Restated 2009 Stock Incentive Plan). The Compensation Committee believes that these performance-based grants appropriately align the interests of our named executive officers with those of our stockholders, and serve to retain, motivate and reward such executives.

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

Change in Control and Post-Termination Severance Benefits

The employment agreements for each of our named executive officers provide them certain benefits if their employment is terminated under specified conditions. The Compensation Committee believes these benefits are important elements of each Named Executive Officer’s comprehensive compensation package, primarily for their retention value and their alignment of the interests of our named executive officers with those of our stockholders. The details and amounts of these benefits are described in the Management and Executive Compensation section under “Payment Due Upon Termination Without Cause, for Death or Disability, or Resignation for Good Reason.”

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

Anti-Hedging Policy

Our insider trading policy prohibits any covered person, including directors, executive officers and employees, as well as such person’s spouse and minor children, other persons living in their household and entities over which such person exercises control, from entering into any hedging or monetization transactions or similar arrangements with respect to Company securities, unless advance approval is obtained from the Compliance Officer.

Employment Agreements

Prior Employment Agreements

Employment Agreement with Bryant R. Riley

On June 18, 2014, we entered into an employment agreement with Bryant R. Riley. Pursuant to the terms of such employment agreement, from and after June 18, 2014, Mr. Riley is entitled to receive an annual base salary of $300,000, subject to adjustment in the sole discretion of the Compensation Committee. On October 2, 2017, the Compensation Committee approved an increase to Mr. Riley’s annual base salary to $600,000. Such employment agreement also provides for the award of an annual discretionary bonus and the reimbursement of certain business expenses. The employment agreement also contains an indemnification provision wherein we promise to defend, indemnify, and hold Mr. Riley harmless to the fullest extent permitted by law against any and all liabilities incurred by Mr. Riley in connection with his employment by us. The term of such employment agreement is three years from June 18, 2014, which term shall be automatically extended for one-year terms, unless either party gives the other party not less than 90 days’ prior written notice of the intention to not extend such employment agreement automatically.

Current Employment Agreements, as Amended

On December 29, 2017, the Compensation Committee approved the entrance by the company into new employment agreements with each of the named executive officers effective January 1, 2018. The employment agreement of Mr. Riley replaced the prior employment agreement he had with the Company. Mr. Kelleher, Mr. Ahn and Mr. Forman previously did not have employment agreements with the Company. The employment agreements for Mr. Riley and Mr. Kelleher were subsequently amended effective July 10, 2018. The Company also entered into employment agreements with Messrs. Young and Moore on July 10, 2018. Each of the employment agreements with the named executive officers was amended on April 3, 2019, to remove a Change of Control as an event constituting “Good Reason” to terminate the employment agreements.

The terms of the new employment agreements, together with any amendments, generally provide, among other things, for the following for each such individual:

●	An annual base salary subject to review and adjustment on an annual basis, in the initial amounts of: $600,000 per year for Mr. Riley and Mr. Kelleher, $400,000 per year for Mr. Ahn, $550,000 per year for Mr. Young, and $500,000 per year for Mr. Moore and $375,000 per year for Mr. Forman.

●	Eligibility for annual performance bonuses based on such individual’s performance and/or our performance in accordance with our Management Bonus Plan, with a target bonus equal to not less than 100% of such individual’s annual base salary for Messrs. Ahn, Young, Moore and Forman, and a target bonus equal to not less than 150% of such individual’s annual base salary for Messrs. Riley and Kelleher.

●	Eligibility for each fiscal year to receive an annual long-term incentive award under our equity incentive plan with a value of no less than 50% of such individual’s annual base salary (but in no event more than 50,000 restricted stock units). Each such award will be subject to approval of the Compensation Committee and vest annually over a three-year period.

●	Notwithstanding the terms of any existing agreement or plan, all outstanding unvested stock options, restricted stock units, stock appreciation rights and other unvested equity linked awards granted to such individual during the term of such individual’s employment agreement shall become fully vested upon a Change of Control and exercisable for the remainder of their full term.

●	Participation in benefit plans for our executives, reimbursement for all reasonable and necessary out-of-pocket expenses incurred by such individual in the performance of such individual’s respective duties and paid time off in accordance with our policies.

●	A requirement for each party to give twenty (20) days prior written notice to terminate such individual’s employment.

●	If such individual is terminated with Cause (as defined in the employment agreements) or resigns without Good Reason (as defined in the employment agreements), such individual receives such individual’s base salary, benefits and accrued unused leave through termination, as well as a pro rata portion of any target bonus for the year of termination (or if no target bonus for such calendar year has been set on or prior to the effective date of termination, the target bonus for the prior year).

●	If such individual is terminated without Cause, for death or for Disability (as defined in the employment agreements) or resigns for Good Reason, such individual receives, subject to the execution of a general release, a severance payment payable in one lump sum within 45 days of termination in an amount equal to the sum of (a) one (1) times such individual’s base salary and (b) one (1) times such individual’s target bonus for the year of termination (or if no target bonus for such calendar year has been set on or prior to the effective date of termination, the target bonus for the prior year). In such circumstances, such individual shall also be eligible for reimbursement for COBRA premiums for the difference between the monthly COBRA premium paid by such individual for himself (and his dependents, if applicable) and the monthly premium amount paid by similarly situated active executives, for a period ending upon the earliest of the twelve (12) month anniversary of such termination and the date on which such individual becomes eligible to receive substantially similar coverage from another employer.

Director Compensation

We use cash and equity-based compensation to attract and retain qualified candidates to serve on our Board. In setting director compensation, we consider the significant amount of time that members of the Board expend in fulfilling their duties to us, the skill level required of such members and other relevant information. The Compensation Committee and the Board have the primary responsibility for reviewing, considering any revisions to, and approving director compensation. We do not pay our management directors for board service in addition to their regular employee compensation.

In 2019, each of our non-employee directors has received annual fees of $50,000 in cash, payable in quarterly installments, and $50,000 in equity in the form of restricted stock units under our Amended and Restated 2009 Stock Incentive Plan. Such restricted stock units are subject to vesting and will vest on the earlier of the date of our next annual meeting or May 21, 2020, subject to continued service on the Board through such vesting date. In addition, each of our non-employee directors shall have the right to receive promptly following the vesting date an amount equal to the product of (i) the number of RSUs vested on such date, multiplied by (ii) the total dividends declared and paid per share of common stock since the date of award. Such vesting is subject to full acceleration in the event of certain change in control transactions for us.

In addition to the foregoing, the chairpersons of the Audit Committee, the Compensation Committee and Corporate Governance Committee receive annual fees of $15,000, $10,000 and $5,000, respectively, and each of our non-employee directors that is a member of the Audit Committee, Compensation Committee and Corporate Governance Committee receives annual fees of $5,000, $2,500 and $2,500, respectively.

From time to time, our non-employee directors may receive additional compensation through equity compensation or otherwise at the discretion of the disinterested directors of the Board for extraordinary service relating to their capacity as members of the Board.

The following table summarizes the total compensation that members of the Board (other than directors who are named executive officers) earned during the fiscal year ended December 31, 2019 for services rendered as members of the Board.

Name (1)	Fees Earned or Paid in Cash (3) ($)	Stock Awards (4) ($)	Total ($)
Robert D’Agostino	67,456	50,000	117,456
Robert L. Antin	58,631	50,000	108,631
Michael J. Sheldon	53,631	50,000	103,631
Todd D. Sims	56,131	50,000	106,131
Mimi K. Walters (2)	24,681	43,014	67,695
Mikel H. Williams	68,631	50,000	118,631

(1)	Bryant R. Riley, a member of the Board, our Chairman and Co-Chief Executive Officer, Thomas J. Kelleher, a member of the Board and our Co-Chief Executive Officer, and Andrew Gumaer, a member of the Board and the Chief Executive Officer of GAG, LLC are not included in this table because as employees Messrs. Riley, Kelleher and Gumaer received no additional compensation for services as directors for 2019. The compensation received by Messrs. Riley and Kelleher as our employees is shown in the summary compensation table provided above in “Executive Compensation-Summary Compensation Table.”

(2)	Mimi K. Walters was appointed as director effective July 12, 2019.

(3)	The fees paid in cash also include dividends paid on stock or option awards.

(4)	The amounts in the Stock Awards column reflect the aggregate grant date fair value of restricted stock units granted to the applicable director in 2019 calculated in accordance with FASB ASC 718. We granted 2,610 restricted stock units to Messrs. D’Agostino, Antin, Sheldon, Sims, and Williams on July 18, 2019 for such directors’ annual stock grant of $50,000 as a non-employee director. We granted 2,245 restricted stock units to Ms. Walters on July 18, 2019 for such directors’ annual stock grant of $50,000 as a non-employee director on a prorated basis from the period from her appointment on July 12, 2019 to the vest date of May 21, 2020. The grant date fair value of the restricted stock units was $19.16 per share on July 18, 2019. All awards vest on the earlier of May 21, 2020 or our 2020 annual meeting. In addition, each of our non-employee directors shall have the right to receive promptly following the vesting date an amount equal to the product of (i) the number of RSUs vested on such date, multiplied by (ii) the total dividends declared and paid per share of common stock since the date of award. Vesting for all such awards is subject to full acceleration in the event of certain change in control transactions with respect to us and is contingent upon continued service of the applicable director on the Board through the applicable vesting date. As of December 31, 2019, a total of 15,295 restricted stock units granted to Messrs. D’Agostino, Antin, Sheldon, Sims, and Williams, and Ms. Walters remain outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning the beneficial ownership of the shares of our common stock as of April 20, 2020, by (i) each person we know to be the beneficial owner of 5% or more of the outstanding shares of our common stock; (ii) each named executive officer listed in the Summary Compensation Table; (iii) each of our directors; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the address of the individuals listed below is the address appearing on the cover of this Annual Report.

	Shares Beneficially Owned (2)
Name or Group of Beneficial Owners (1)	Number	Percent
Directors and Named Executive Officers:
Bryant R. Riley (3)	4,761,472	18.3%
Thomas J. Kelleher (4)	583,382	2.2%
Andrew Gumaer (5)	650,201	2.5%
Phillip J. Ahn	87,312	*
Kenneth Young	64,910	*
Andrew Moore	119,289	*
Alan N. Forman	51,536	*

Robert D’Agostino	135,053	*
Robert L. Antin	209,478	*
Michael J. Sheldon	18,115	*
Todd D. Sims	14,261	*
Mimi K. Walters	2,245	*
Mikel H. Williams	60,582	*

Executive officers and directors as a group (14 persons):	6,786,211	26.2%

5% Stockholders:
Daniel Asher and associated persons (6)	2,244,104	8.6%
Neil S. Subin as President and Manager of MILFAM LLC. and associated persons (7)	1,819,030	7.0%
Funds associated with Punch & Associates Investment Management, Inc. (8)	1,559,456	6.0%
Funds associated with Nokomis Capital, L.L.C. (9)	1,339,374	5.2%
Funds associated with Elliott Investment Management, LP (10)	1,301,036	5.0%

*	Represents less than 1%.

(1)	Unless otherwise indicated, the business address of each holder is c/o B. Riley Financial, Inc., 21255 Burbank Blvd., Suite 400, Woodland Hills, CA 91367.

(2)	Applicable percentage ownership is based on 25,948,734 shares of our common stock outstanding as of April 20, 2020. Beneficial ownership is determined in accordance with the rules of the SEC and is based on voting and investment power with respect to shares, subject to the applicable community property laws. Shares of our common stock subject to options or other contractual rights currently exercisable, or exercisable within 60 days after April 20, 2020, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person.

(3)	Represents 4,429,292 of our common shares beneficially owned by Mr. Riley directly or jointly with his wife, 19,500 of our common shares beneficially owned by Mr. Riley in custodial accounts for his children, 73,617 of our common shares held of record by the B. Riley and Co., LLC 401(k) Profit Sharing Plan FBO Bryant Riley, which we refer to as the Riley profit sharing plan, and 200,000 of our common shares held of record by the Robert Antin Children Irrevocable Trust dtd 1/1/01, which we refer to as the Antin Trust. Mr. Riley serves as the trustee of the Riley profit-sharing plan and the Antin Trust and, as such, has the power to vote or dispose of the securities held of record by each of the Riley profit-sharing plan and the Antin Trust and may be deemed to beneficially own such securities. Mr. Riley pledged as collateral 4,024,714 shares in favor of Axos Bank pursuant to the terms of a Credit Agreement and Pledge Agreement, each dated as of March 19, 2019. The business address of each of Mr. Riley, the Riley profit-sharing plan and the Antin Trust is 11100 Santa Monica Blvd., Suite 800, Los Angeles, California 90025.

(4)	Represents 75,410 of our common shares beneficially owned by Mr. Kelleher, 454,748 of our common shares held of record by Mr. Kelleher and M. Meighan Kelleher as trustees for the Kelleher Family Trust, 15,100 of our common shares held by Mr. Kelleher’s self-directed IRA, Thomas John Kelleher IRA, 5,600 of our common shares held with dispositive power for Mary Meighan Kelleher IRA, 1,100 of our common shares held with dispositive power for Lyndsey Kelleher, 1,100 of our common shares held of record by Thomas J. Kelleher as UTMA custodian for daughter Kaitlin Kelleher and 1,100 of our common shares held with dispositive power for Mackenna Kelleher.

(5)	Represents (i) 299,470 of our common shares held of record by Mr. Gumaer and (ii) 336,000 of our common shares held of record by Andrew & Dana Gumaer as Trustees for the Gumaer Living Trust, as to which Mr. Gumaer disclaims beneficial ownership except to the extent of such pecuniary interest.

(6)	An amended Schedule 13D filed with the SEC on August 7, 2018 indicates that, as of August 3, 2018, Daniel Asher had (i) sole voting and dispositive power over 244,104 of our common shares, and (ii) with DJ Fund Investments, LLC and associated persons, shared voting and dispositive power over 2,000,000 of our common shares. The business address of Daniel Asher and associates is: c/o Equitec Group LLC, 111 W. Jackson Blvd., Suite 2000, Chicago, IL 60604.

(7)	An amended Schedule 13G/A filed with the SEC on February 13, 2019 indicates that, as of December 31, 2018, Neil S. Subin, who has succeeded to the position of President and Manager of MILFAM LLC, which serves as manager, general partner, or investment advisor of a number of entities formerly managed or advised by the late Lloyd I. Miller, III. Mr. Subin also serves as trustee of a number of Miller family trusts had (i) sole voting and dispositive power with respect to 1,616,381 of our common shares as (A) manager of a limited liability company that is the adviser to certain trusts, (B) manager of a limited liability company that is the general partner of a certain limited partnership, (C) manager of a limited liability company, and (D) an individual, and (ii) shared voting and dispositive power with respect to 202,649 of our common shares as (A) an advisor to the trustee of a certain trust, and (B) with respect to shares owned by Mr. Miller’s wife. The business address of Neil S. Subin is 3300 South Dixie Hwy, Suite 1-365, West Palm Beach, FL 33405.

(8)	A Schedule 13F filed with the SEC on February 14, 2020 indicates that, as of December 31, 2019, Punch & Associates Investment Management, Inc. had sole voting and dispositive power over 1,559,456 B. Riley common shares, and shared voting and dispositive power over no B. Riley common shares. The business address of Punch & Associates Investment Management, Inc. is 7701 France Ave So. Suite 300, Edina, MN 55435.

(9)	A Schedule 13G/A filed with the SEC on February 14, 2020 indicates that, as of December 31, 2019, Nokomis Capital, L.L.C had sole voting and dispositive power over no B. Riley common shares, and shared voting and dispositive power with its principal, Brett Hendrickson, over 1,339,374 B. Riley common shares. The business address of Nokomis Capital, L.L.C and Mr. Brett Hendrickson is 2305 Cedar Springs Rd., Suite 420, Dallas, TX 75201.

(10)	Based on information provided on a Schedule 13D/A filed with the SEC on January 21, 2020 by Elliott Investment Management, L.P., a Delaware limited partnership (“EIM”). Represents 1,301,036 of our common shares beneficially owned by funds for which EIM is the investment manager. Elliott Investment Management GP LLC, a Delaware limited liability company (“EIM GP”), is the sole general partner of EIM. Paul E. Singer is the sole managing member of EIM GP. The business address of each of EIM, EIM GP and Mr. Singer is 40 West 57th Street, New York, New York 10019.

Equity Compensation Plan Information

B. Riley Financial, Inc. Amended and Restated 2009 Stock Incentive Plan and 2018 Employee Stock Purchase Plan

Information about the B. Riley Financial, Inc. Amended and Restated 2009 (the “2009 Plan”) equity compensation plan and 2018 Employee Stock Purchase Plan (“ESPP”) at December 31, 2019 was as follows:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (4) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by our stockholders:	2,710,367	(1)	-	3,598,727	(5)
	383,505	(2)	$22.06
Equity compensation plans not approved by our stockholders:	38,655	(3)	-	1,611,900	(6)
Total	3,132,527		$22.06	5,210,627

(1)	Includes unvested RSU and PRSU awards granted under our 2009 Plan.

(2)	This amount includes warrants to purchase 183,505 shares of our common stock, issued in connection with our acquisition of Wunderlich Securities on July 3, 2017, and warrants to purchase 200,000 shares of our common stock issued on October 28, 2019 in connection with our acquisition of a majority interest in BR Brand Holdings LLC.

(3)	Represents RSUs awarded under the FBR & Co. 2006 Long Term Incentive Plan and 2016 Retention and Incentive Plan that were assumed in connection with our acquisition of FBR on June 1, 2017.

(4)	RSU and PRSU awards listed in column (a) have no associated exercise price. The weighted average exercise price of outstanding Wunderlich and BR Brands warrants is $22.06, reflecting Wunderlich and BR Brands warrant exercise prices of $17.50 and $26.24, respectively.

(5)	Includes 3,007,053 shares remaining available for future issuance under our 2009 Plan and 591,674 shares remaining available for issuance under our ESPP.

(6)	Represents shares available for issuance under the FBR & Co. 2006 Long Term Incentive Plan that was assumed in connection with our acquisition of FBR on June 1, 2017. These shares may be issued to certain employees of the Company under the 2009 Plan.

For more information on our equity compensation plans, see Notes 18 and 19 to the Consolidated Financial Statements in our annual report on Form 10-K for the fiscal year ended December 31, 2019.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

Certain Relationships and Related Party Transactions.

Other than as described below, since the beginning of fiscal year 2019, there were no transactions with respect to which we were a participant or currently proposed transactions with respect to which we are to be a participant in which the amount involved exceeds $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or member of such person’s immediate family had or will have a direct or indirect material interest.

John Ahn, President of our subsidiary Great American Capital Partners, LLC, is the brother of Phillip J. Ahn, one of our executive officers. Mr. J. Ahn was also President of B. Riley & Co, LLC until September 2016. Mr. J. Ahn’s total compensation, consisting of base salary, bonus, dividend equivalent payment, and restricted stock units granted in fiscal year 2019 for services rendered to us was $2,229,870, including the receipt of a restricted stock unit (“RSU”) grant of 14,110 of our common shares with a grant date fair value of $286,715, calculated in accordance with the Financial Accounting Standards Board (“FASB”) ASC 718, that vests as follows: 4,704 of such RSUs vest on May 24, 2020; 4,703 of such RSUs vest on May 24, 2021; and 4,703 of such RSUs vest on May 24, 2022, subject to the individual’s Continuous Service (as defined in our Amended and Restated 2009 Stock Incentive Plan) through the applicable vesting date. Additionally, on July 12, 2019, Mr. J. Ahn was granted 50,000 shares of performance restricted stock awards (“PRSUs”) with a grant date fair value of $424,000. This PRSU award will vest upon the earlier to occur of: (a) the Issuer achieving the Adjusted Stock Price Hurdle of $35, defined as the consecutive five trading day average closing price of one share of RILY stock, plus the aggregate amount of dividends paid, within three years from the date of grant; or (b) immediately prior to a Change in Control (as defined in Amended and Restated 2009 Stock Incentive Plan). Additionally, Mr. J. Ahn is entitled to receive promptly following each vesting date an amount equal to the product of (i) the number of RSUs vested on such vesting date, multiplied by (ii) the total dividends declared and paid per share of common stock since the date of award. Mr. J. Ahn participates in various of our employee benefit programs, including health insurance benefits, life insurance benefits, and group life and long-term disability coverage, under the plans generally available to all other salaried employees.

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

Line of Credit and Security Agreement

At December 31, 2019, amounts due from related parties of $5,832 includes $145 from GACP I, L.P. (“GACP I”) and $12 from GACP II, L.P. (“GACP II”) for management fees and other operating expenses, $13 due from B. Riley Principal Merger Corp. (“BRPM”), a company that consummated its initial public offering on April 11, 2019, and its business combination with Alta Equipment Group, Inc. (the “Business Combination”; the combined company following the Business Combination is referred to herein as “Alta”) and our wholly owned subsidiary, B. Riley Principal Sponsor Co. LLC (“Sponsor”), is the Sponsor, and $3,846 due from John Ahn, President of Great American Partners, LLC, our indirect wholly owned subsidiary (“GACP”), pursuant to a Secured Line of Promissory Note connected with a Transfer Agreement as further discussed below. At December 31, 2019, the Company had outstanding loan to participations to BRC Partners Opportunity Fund, LP (“BRCPOF”), a private equity fund managed by one of our subsidiaries, in the amount of $12,478, and recorded interest expense of $824 during the year ended December 31, 2019 related to BRCPOF’s loan participations.  Our executive officers and board of directors have a 65.3% financial interest, which includes a financial interest of Bryant Riley, our Co-Chief Executive Officer, of 52.8% in BRCPOF at December 31, 2019. At December 31, 2018, amounts due from related parties of $1,729 include $194 from GACP I, $724 from GACP II, and $812 from CA Global for management fees, incentive fees and other operating expenses.

Babcock & Wilcox

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

One of the Company’s wholly owned subsidiaries entered into a services agreement with B&W that provided for the President of the Company to serve as the Chief Executive Officer of B&W until November 30, 2020 (the “Executive Consulting Agreement”), unless terminated by either party with thirty days written notice. Under this agreement, fees for services provided are $750 per annum, paid monthly. In addition, subject to the achievement of certain performance objectives as determined by B&W’s Compensation Committee of the Board, a performance fee may also be earned and payable to the Company. In June 2019, B&W’s Compensation Committee of the Board approved a $2,000 performance fee in accordance with the Executive Consulting Agreement. In March 2020, B&W’s Compensation Committee of the Board approved an additional $1,000 performance fee in accordance with the Executive Consulting Agreement.

On January 31, 2020, the Company agreed to provided B&W with $30,000 of additional last out term loans pursuant to new amendments to B&W’s existing credit agreement discussed above. Pursuant to the new amendment, the company also agreed upon a term sheet pursuant to which B&W would undertake a refinancing transaction on or prior to May 11, 2020 (the “Refinancing”) and B&W and the existing lenders would amend and restate the credit agreement. As part of the Refinancing, the size of the B&W’s board of directors may also be reduced to five members, with the Company retaining the ability to appoint two members. On January 31, 2020, the Company also entered into a letter agreement with B&W pursuant to which the Company agreed to fund any shortfall in the $200,000 of new debt or equity financing required as part of the terms of the Refinancing to the extent such amounts have not been raised from third parties on the same terms contemplated by the Refinancing.

BRPM/Alta Equipment

The Company is the ultimate parent company of B. Riley FBR, the Sponsor and BRPI. Our President, Kenneth Young, was the Chief Executive Officer of BRPM and a member of its board. Our Chairman and Co-Chief Executive Officer, Bryant Riley, was a member of BRPM’s board. One of our officers, Daniel Shribman, is one of Alta’s directors and was the Chief Financial Officer of BRPM. BRCPOF owns approximately 6.15% of Alta’s common stock.

Founder Shares and Subscription Agreements

In connection with the initial formation of BRPM, a wholly-owned subsidiary of the Company, the Company was issued all of BRPM’s outstanding equity. On November 19, 2018, prior to the consummation of BRPM’s initial public offering (the “BRPM IPO”), BRPM conducted a 1:3,593,750 stock split and reclassification of its common stock, resulting in an affiliate of the Company owning 3,593,750 founder shares. On March 12, 2019, 80,000 founder shares were transferred to BRPM’s then-independent directors, and on April 4, 2019, the remaining 3,513,750 founder shares were contributed to the Sponsor.

In connection with BRPM’s entry into the subscription agreements with certain institutional and accredited investors (“PIPE investors”), the Sponsor forfeited 178,947 founder shares to BRPM for cancellation upon consummation of the Business Combination. In addition, upon the consummation of the Business Combination, the Sponsor forfeited an additional 1,470,855 founder shares to BRPM for cancellation.

BRCPOF and BRPI, as PIPE investors, purchased $6,850,000 and $1,000,000, respectively, of BRPM’s shares of common stock at a price of $10.00 per share, or 685,000 and 100,000 shares, respectively. BRPI did not receive any incentive shares or warrants in respect of its subscription.

Promissory Note

On August 22, 2018, BRPM issued a promissory note to the Sponsor (the “Promissory Note”), pursuant to which it borrowed an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing, unsecured and due on the earlier of May 30, 2019 or the completion of the BRPM IPO. The Promissory Note was repaid upon the consummation of the BRPM IPO.

Private Placement Securities

Simultaneously with the closing of the BRPM IPO, the Sponsor purchased an aggregate of 462,500 private placement units at $10.00 per private placement unit ($4,650,000 in the aggregate). Each private placement unit consisted of one share of Class A common stock and one-half of one private placement warrant.

Forward Purchase Agreement

At the time of BRPM IPO, affiliates of the Company entered into the forward purchase agreement with BRPM, which provided for the purchase, immediately prior to the closing of the Business Combination, by affiliates of the Company, or its designees of $25,000,000 of BRPM’s units at a price of $10.00 per unit, or an aggregate of 2,500,000 units, each comprised of one forward purchase share and one-half of one forward purchase warrant. In connection with the closing of the Business Combination and the subscription agreements with the PIPE investors, affiliates of the Company or its designees transferred 1,275,000 forward purchase warrants to Alta for no consideration.

Business Combination Marketing Agreement

Upon closing of the Business Combination B. Riley FBR received from Alta a fee of $5,031,250 in consideration of services provided in connection with marketing and completing the Business Combination.

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

Director Independence

Our Board has unanimously determined that six (6) of our directors, Messrs. Antin, D’Agostino, Sheldon, Sims, and Williams, and Ms. Walters, a majority of the Board, are “independent” directors as that term is defined by Nasdaq Marketplace Rule 5605(a)(2). In addition, based upon such standards, the Board determined that Messrs. Riley, Gumaer, and Kelleher are not “independent” because of their service as employees of the company.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees for services provided to us by Marcum for the fiscal years ended December 31, 2019 and 2018:

	Fiscal 2019	Fiscal 2018
Audit Fees (1)	$1,723,734	$1,540,509
Audit-Related Fees (2)	-	70,982
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$1,723,734	$1,611,491

(1)	Audit Fees consist of audit and various attest services performed by Marcum and include the following for the years ended December 31, 2019 and 2018: (a) reviews of our financial statements for the quarterly periods ended March 31, June 30, and September 30, and (b) the audit of our financial statements for the year ended December 31, and (c) services rendered in connection with the filing of registration statements and underwriter comfort letters.

(2)	Audit-Related Fees consists of fees for assurance and related services performed by Marcum related to the performance of the audit or review of the Company’s financial statements other than audit fees.

Audit Committee Pre-Approval Policy

As a matter of policy, all audit and non-audit services provided by our independent registered public accounting firm are approved in advance by the Audit Committee, which considers whether the provision of non-audit services is compatible with maintaining such firm’s independence. All services provided by Marcum during fiscal years 2018 and 2019 were pre-approved by the Audit Committee. The Audit Committee has considered the role of Marcum in providing services to us for the fiscal year ended December 31, 2019 and has concluded that such services are compatible with their independence as our auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

INDEX TO EXHIBITS

Exhibit No.	Description

32.1***	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 22, 2020

B. RILEY FINANCIAL, INC.

By:	/s/ PHILLIP J. AHN
Phillip J. Ahn
Chief Financial Officer and Chief Operating Officer