Form 10-Q
period 2020-03-31
B. Riley Financial, Inc.
filed 2020-05-11
CIK 1464790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 8, 2020, there were 25,827,322 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

B. Riley Financial, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2020

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

B. RILEY FINANCIAL, INC.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Assets:
Cash and cash equivalents	$124,231	$104,268
Restricted cash	471	471
Due from clearing brokers	10,879	23,818
Securities and other investments owned, at fair value	287,786	408,213
Securities borrowed	674,163	814,331
Accounts receivable, net	46,450	46,624
Due from related parties	4,391	5,832
Advances against customer contracts	11,121	27,347
Loans receivable, at fair value (includes $216,302 from related parties at March 31, 2020)	326,299	43,338
Loans receivable, at cost (includes $157,080 from related parties at December 31, 2019)	—	225,848
Prepaid expenses and other assets	114,686	81,808
Operating lease right-of-use assets	46,213	47,809
Property and equipment, net	12,223	12,727
Goodwill	223,697	223,697
Other intangible assets, net	212,500	220,525
Deferred income taxes	35,786	31,522
Total assets	$2,130,896	$2,318,178
Liabilities and Equity
Liabilities:
Accounts payable	$6,858	$4,477
Accrued expenses and other liabilities	103,452	130,714
Deferred revenue	73,709	67,121
Due to related parties and partners	1,061	1,750
Due to clearing brokers	5,126	—
Securities sold not yet purchased	14,298	41,820
Securities loaned	670,859	810,495
Mandatorily redeemable noncontrolling interests	4,508	4,616
Operating lease liabilities	59,430	61,511
Notes payable	714	38,167
Loan participations sold	12,405	12,478
Term loan	61,932	66,666
Senior notes payable	853,523	688,112
Total liabilities	1,867,875	1,927,927

Commitments and contingencies (Note 14)
B. Riley Financial, Inc. stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 2,531 and 2,349 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively; liquidation preference of $63,273 and $58,723 as of March 31, 2020 and December 31, 2019, respectively.	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 25,988,565 and 26,972,332 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.	3	3
Additional paid-in capital	308,472	323,109
(Accumulated deficit) retained earnings	(70,232)	39,536
Accumulated other comprehensive loss	(3,208)	(1,988)
Total B. Riley Financial, Inc. stockholders’ equity	235,035	360,660
Noncontrolling interests	27,986	29,591
Total equity	263,021	390,251
Total liabilities and equity	$2,130,896	$2,318,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Services and fees	$159,381	$103,896
Trading (losses) income and fair value adjustments on loans	(182,442)	25,867
Interest income - Loans and securities lending	21,851	11,420
Sale of goods	1,004	945
Total revenues	(206)	142,128
Operating expenses:
Direct cost of services	19,952	14,116
Cost of goods sold	769	1,119
Selling, general and administrative expenses	87,744	94,964
Restructuring charge	—	147
Impairment of tradenames	4,000	—
Interest expense - Securities lending and loan participations sold	8,473	6,804
Total operating expenses	120,938	117,150
Operating (loss) income	(121,144)	24,978
Other income (expense):
Interest income	246	637
Loss from equity investments	(236)	(3,762)
Interest expense	(15,654)	(10,770)
(Loss) income before income taxes	(136,788)	11,083
Benefit (provision) for income taxes	37,539	(3,104)
Net (loss) income	(99,249)	7,979
Net loss attributable to noncontrolling interests	(584)	(44)
Net (loss) income attributable to B. Riley Financial, Inc.	$(98,665)	$8,023
Preferred stock dividends	1,055	—
Net (loss) income available to common shareholders	$(99,720)	$8,023

Basic (loss) income per common share	$(3.83)	$0.31
Diluted (loss) income per common share	$(3.83)	$0.30

Weighted average basic common shares outstanding	26,028,613	26,217,215
Weighted average diluted common shares outstanding	26,028,613	26,687,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2020	2019
Net (loss) income	$(99,249)	$7,979
Other comprehensive (loss) income:
Change in cumulative translation adjustment	(1,220)	170
Other comprehensive (loss) income, net of tax	(1,220)	170
Total comprehensive (loss) income	(100,469)	8,149
Comprehensive (loss) income attributable to noncontrolling interests	(584)	(44)
Comprehensive (loss) income attributable to B. Riley Financial, Inc.	$(99,885)	$8,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

(Dollars in thousands, except share data)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, January 1, 2020	2,349	$—	26,972,332	$3	$323,109	$39,536	$(1,988)	$29,591	$390,251
Preferred stock issued	182	—	—	—	4,630	—	—	—	4,630
Vesting of restricted stock, net of shares withheld for employer taxes	—	—	38,298	—	(520)	—	—	—	(520)
Common stock repurchased and retired	—	—	(1,022,065)	—	(24,068)	—	—	—	(24,068)
Share based payments	—	—	—	—	5,321	—	—	—	5,321
Dividends on common stock ($0.35 per share)	—	—	—	—	—	(10,048)	—	—	(10,048)
Dividends on preferred stock ($429.69 per share)	—	—	—	—	—	(1,055)	—	—	(1,055)
Net loss	—	—	—	—	—	(98,665)	—	(584)	(99,249)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,021)	(1,021)
Other comprehensive loss	—	—	—	—	—	—	(1,220)	—	(1,220)
Balance, March 31, 2020	2,531	$—	25,988,565	$3	$308,472	$(70,232)	$(3,208)	$27,986	$263,021

Balance, January 1, 2019	—	$—	26,603,355	$2	$258,638	$1,579	$(2,161)	$602	$258,660
Vesting of restricted stock, net of shares withheld for employer taxes	—	—	78,911	—	(714)	—	—	—	(714)
Common stock repurchased and retired	—	—	(157,050)	—	(2,650)	—	—	—	(2,650)
Share based payments	—	—	—	—	2,614	—	—	—	2,614
Dividends on common stock ($0.08 per share)	—	—	—	—	—	(2,134)	—	—	(2,134)
Net income	—	—	—	—	—	8,023	—	(44)	7,979
Other comprehensive income	—	—	—	—	—	—	170	—	170
Balance, March 31, 2019	—	$—	26,525,216	$2	$257,888	$7,468	$(1,991)	$558	$263,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(99,249)	$7,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,956	4,913
Provision for doubtful accounts	724	233
Share-based compensation	5,322	2,614
Fair value adjustments, non-cash	17,926	49
Non-cash interest and other	(2,827)	736
Effect of foreign currency on operations	179	130
Loss from equity investments	236	3,762
Deferred income taxes	(4,254)	(390)
Impairment of intangibles and loss on disposal of fixed assets	4,046	88
Gain on extinguishment of debt	(1,556)	—
Income allocated for mandatorily redeemable noncontrolling interests	175	169
Change in operating assets and liabilities:
Due from clearing brokers	12,939	15,320
Securities and other investments owned	125,061	(15,274)
Securities borrowed	140,168	104,104
Accounts receivable and advances against customer contracts	15,674	(2,845)
Prepaid expenses and other assets	(37,151)	(3,706)
Accounts payable, accrued expenses and other liabilities	(22,097)	(1,251)
Amounts due to/from related parties and partners	752	(1,236)
Securities sold, not yet purchased	(27,522)	(1,675)
Deferred revenue	6,589	893
Securities loaned	(139,636)	(105,689)
Net cash provided by operating activities	455	8,924
Cash flows from investing activities:
Purchases of loans receivable	(115,328)	(20,154)
Repayments of loans receivable	42,128	5,500
Sale of loan receivable to related party	1,800	—
Repayment of loan participations sold	(244)	—
Purchases of property, equipment and other	(438)	(1,746)
Proceeds from sale of property, equipment and intangible assets	1	12
Purchase of equity investments	—	(10,558)
Dividends and distributions from equity investments	589	433
Net cash used in investing activities	(71,492)	(26,513)
Cash flows from financing activities:
Repayment of asset based credit facility	(37,096)	—
Repayment of notes payable	(357)	(357)
Proceeds from term loan	—	10,000
Repayment of term loan	(4,810)	—
Proceeds from issuance of senior notes	171,078	4,987
Redemption of senior notes	(1,829)	—
Payment of debt issuance costs	(2,724)	(145)
Payment of employment taxes on vesting of restricted stock	(505)	(714)
Common dividends paid	(9,609)	(2,606)
Preferred dividends paid	(1,055)	—
Repurchase of common stock	(24,068)	(2,650)
Distribution to noncontrolling interests	(1,323)	(274)
Proceeds from issuance of preferred stock	4,630	—
Net cash provided by financing activities	92,332	8,241
Increase (decrease) in cash, cash equivalents and restricted cash	21,295	(9,348)
Effect of foreign currency on cash, cash equivalents and restricted cash	(1,332)	23
Net increase (decrease) in cash, cash equivalents and restricted cash	19,963	(9,325)
Cash, cash equivalents and restricted cash, beginning of period	104,739	180,278
Cash, cash equivalents and restricted cash, end of period	$124,702	$170,953

Supplemental disclosures:
Interest paid	$21,785	$17,435
Taxes paid	$574	$192

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS OPERATIONS

B. Riley Financial, Inc. and its subsidiaries (collectively, the “Company”) provide investment banking and financial services to corporate, institutional and high net worth clients, and asset disposition, valuation and appraisal and capital advisory services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional services firms throughout the United States, Australia, Canada, and Europe and with the acquisitions of United Online, Inc. (“UOL” or “United Online”) on July 1, 2016 and magicJack VocalTec Ltd. (“magicJack”) on November 14, 2018, provide consumer Internet access and cloud communication services. The Company acquired a majority ownership interest in BR Brand Holding, LLC on October 28, 2019, which provides licensing of trademarks.

The Company operates in five operating segments: (i) Capital Markets, through which the Company provides investment banking, corporate finance, securities lending, restructuring, consulting, research, sales and trading and wealth management services to corporate, institutional and high net worth clients; (ii) Auction and Liquidation, through which the Company provides auction and liquidation services to help clients dispose of assets that include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property; (iii) Valuation and Appraisal, through which the Company provides valuation and appraisal services to clients with independent appraisals in connection with asset based loans, acquisitions, divestitures and other business needs; (iv) Principal Investments - United Online and magicJack, through which the Company provides consumer Internet access and related subscription services from United Online and cloud communication services primarily through the magicJack devices; and (v) Brands, which is focused on generating revenue through the licensing of trademarks.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of B. Riley Financial, Inc. and its wholly-owned and majority-owned subsidiaries. The condensed consolidated financial statements also include the accounts of (a) Great American Global Partners, LLC which is controlled by the Company as a result of its ownership of a 50% member interest, appointment of two of the three executive officers and significant influence over the funding of operations, and (b) GA Retail Investments, L.P. which is controlled by the Company as a result of its ownership of a 50% partnership interest, appointment of executive officers and significant influence over the operations. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 10, 2020. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

(b) Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expense during the reporting period. Estimates are used when accounting for certain items such as valuation of securities and loan receivables, allowance for doubtful accounts, the fair value of intangible assets and goodwill, the fair value of mandatorily redeemable noncontrolling interests, fair value of share based arrangements, accounting for income tax valuation allowances, recovery of contract assets and sales returns and allowances. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected.

(c) Interest Expense — Securities Lending Activities and Loan Participations Sold

Interest expense from securities lending activities is included in operating expenses related to operations in the Capital Markets segment. Interest expense from securities lending activities is incurred from equity and fixed income securities that are loaned to the Company and totaled $7,921 and $6,804 for the three months ended March 31, 2020 and 2019, respectively. Loan participations sold as of March 31, 3020 totaled $12,405. Interest expense from loan participations sold totaled $552 for the three months ended March 31, 2020.

(d) Concentration of Risk

Revenues in the Capital Markets, Valuation and Appraisal and Principal Investments — United Online and magicJack segments are currently primarily generated in the United States. Revenues in the Auction and Liquidation segment are primarily generated in the United States, Australia, Canada and Europe. Revenues in the Brands segment are primarily generated in the United States and Canada.

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

(e) Advertising Expenses

The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $841 and $362 for the three months ended March 31, 2020 and 2019, respectively. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

(f) Share-Based Compensation

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

(i) Restricted Cash

As of March 31, 2020 and December 31, 2019, restricted cash balance of $471 related to one of the Company’s telecommunication suppliers.

(j) Securities Borrowed and Securities Loaned

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

(k) Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under finance leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Depreciation and amortization expense on property and equipment was $932 and $1,536 for the three months ended March 31, 2020 and 2019, respectively.

(l) Loans Receivable

Loans receivable, at fair value are loans held for investment that are accounted for at fair value under the fair value option. The Company adopted ASU 2016-13 and its amendment ASU 2019-05 effective January 1, 2020. Pursuant to ASU 2016-13 and its amendment ASU 2019-05, the Company elected the irrevocable fair value option for all outstanding loans receivable that were measured at amortized cost as of December 31, 2019. As of March 31, 2020 and December 31, 2019, loans receivable, at fair value totaled $326,299 and $43,338, respectively, with various maturities through December 2024. As of March 31, 2020 and December 31, 2019, loans receivable, at fair value had principal balances totaling $339,630 and $32,691, respectively, with cost basis, net of unamortized costs, origination fees, premiums and discounts, totaling $333,466 and $32,578, respectively. During the three months ended March 31, 2020, the Company recorded unrealized losses of $17,926 on the loans receivable, at fair value, which is included in trading (losses) income and fair value adjustments on loans on the condensed consolidated statement of operations.

Loans receivable, at cost are measured at historical cost and reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans, and for purchased loans, net of any unamortized premiums or discounts. As of December 31, 2019, loans receivable at cost had a carrying value of $225,848.

Interest income on loans receivable is recognized based on the stated rate of the loan and the unpaid principal balance plus the amortization of any costs, origination fees, premiums and discounts and is included in interest income - loans and securities lending on the condensed consolidated statement of operations. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income over the lives of the related loans. Unearned income, discounts and premiums are amortized to interest income using a level yield methodology.

(m) Securities and Other Investments Owned and Securities Sold Not Yet Purchased

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

As of March 31, 2020 and December 31, 2019, the Company’s securities and other investments owned and securities sold not yet purchased at fair value consisted of the following securities:

	March 31,	December 31,
	2020	2019
Securities and other investments owned:
Equity securities	$234,867	$353,162
Corporate bonds	18,429	19,020
Other fixed income securities	5,243	8,414
Partnership interests and other	29,247	27,617
	$287,786	$408,213

Securities sold not yet purchased:
Equity securities	$124	$5,360
Corporate bonds	13,361	33,436
Other fixed income securities	813	3,024
	$14,298	$41,820

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

The Company’s securities and other investments owned and securities sold and not yet purchased are comprised of common and preferred stocks and warrants, corporate bonds, and investments in partnerships. Investments in common stocks that are based on quoted prices in active markets are included in Level 1 of the fair value hierarchy. The Company also holds loans receivable valued at fair value, nonpublic common and preferred stocks and warrants for which there is little or no public market and fair value is determined by management on a consistent basis. For investments where little or no public market exists, management’s determination of fair value is based on the best available information which may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration various factors including earnings history, financial condition, recent sales prices of the issuer’s securities and liquidity risks. These investments are included in Level 3 of the fair value hierarchy. Investments in partnership interests include investments in private equity partnerships that primarily invest in equity securities, bonds, and direct lending funds. The Company also invests in priority investment funds and the underlying securities held by these funds are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. The Company’s partnership and investment fund interests are valued based on the Company’s proportionate share of the net assets of the partnerships and funds; the value for these investments are derived from the most recent statements received from the general partner or fund administrator. These partnership and investment fund interests are valued at net asset value (“NAV”) in accordance with ASC “Topic 820: Fair Value Measurements.”

The fair value of mandatorily redeemable noncontrolling interests is determined based on the issuance of similar interests for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports and internal valuation models.

The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.

	Financial Assets and Liabilities Measured at Fair Value
	on a Recurring Basis at March 31, 2020 Using
		Quoted prices
	Fair value at	in active markets for identical	Other observable	Significant unobservable
	March 31,	assets	inputs	inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities and other investments owned:
Equity securities	$234,867	$139,751	$—	$95,116
Corporate bonds	18,429	—	18,429	—
Other fixed income securities	5,243	—	5,243	—
Investment funds valued at net asset value(1)	29,247
Total securities and other investments owned	287,786	139,751	23,672	95,116
Loans receivable, at fair value	326,299	—	—	326,299
Total assets measured at fair value	$614,085	$139,751	$23,672	$421,415

Liabilities:
Securities sold not yet purchased:
Equity securities	$124	$124	$—	$—
Corporate bonds	13,361	—	13,361	—
Other fixed income securities	813	—	813	—
Total securities sold not yet purchased	14,298	124	14,174	—
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,508	—	—	4,508
Total liabilities measured at fair value	$18,806	$124	$14,174	$4,508

	Financial Assets and Liabilities Measured at Fair Value
	on a Recurring Basis at December 31, 2019 Using
		Quoted prices
		in active markets for	Other	Significant
	Fair value at December 31	identical assets	observable inputs	unobservable inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities and other investments owned:
Equity securities	$353,162	$243,911	$—	$109,251
Corporate bonds	19,020	—	19,020	—
Other fixed income securities	8,414	—	8,414	—
Investment funds valued at net asset value(1)	27,617
Total securities and other investments owned	408,213	243,911	27,434	109,251
Loans receivable, at fair value	43,338	—	—	43,338
Total assets measured at fair value	$451,551	$243,911	$27,434	$152,589

Liabilities:
Securities sold not yet purchased:
Equity securities	$5,360	$5,360	$—	$—
Corporate bonds	33,436	—	33,436	—
Other fixed income securities	3,024	—	3,024	—
Total securities sold not yet purchased	41,820	5,360	36,460	—

Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,616	—	—	4,616
Total liabilities measured at fair value	$46,436	$5,360	$36,460	$4,616

(1)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy in accordance with ASC “Topic 820 Fair Value Measurements.” The fair value amounts presented in the tables above for investment funds valued at net asset value are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.

As of March 31, 2020 and December 31, 2019, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $421,415 and $152,589, respectively, or 19.8% and 6.6%, respectively, of the Company’s total assets. In determining the fair value for these Level 3 financial assets, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity.

The following table summarizes the significant unobservable inputs in the fair value measurement of level 3 financial assets and liabilities by category of investment and valuation technique as of March 31, 2020:

	Fair value at
	March 31,				Weighted
	2020	Valuation Technique	Unobservable Input	Range	Average
Assets:
Equity securities	$95,116	Market approach	Multiple of revenue	2.2x - 4.9x	3.7x
			Multiple of EBITDA	6.0x - 10.0x	6.6x
			Multiple of PV-10	0.28x	0.28x
			Market price of related security	$0.63 - $1.02/share	$0.68
		Discounted cash flow	Market interest rate	33.1%	33.1%
		Option pricing model	Annualized volatility	100.0%	100%
Loans receivable at fair value	326,299	Discounted cash flow	Market interest rate	9.9% -30.4%	17.0%
		Market approach	Market price of related security	$0.63 - $0.77/share	$0.65
Total level 3 assets measured at fair value	$421,415

Liabilities:
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$4,508	Market approach	Operating income multiple	6.0x	6.0x

The changes in Level 3 fair value hierarchy during the three months ended March 31, 2020 and 2019 are as follows:

	Level 3	Level 3 Changes During the Period				Level 3
	Balance at	Fair	Relating to	Purchases,	Transfer in	Balance at
	Beginning of	Value	Undistributed	Sales and	and/or out	End of
	Year	Adjustments	Earnings	Settlements	of Level 3	Period
Three Months Ended March 31, 2020
Equity securities	$109,251	$(15,135)	$—	$1,000	$—	$95,116
Loans receivable at fair value	43,338	(17,926)	1,289	73,750	225,848	326,299
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,616	—	(108)	—	—	4,508
Three Months Ended March 31, 2019
Equity securities	$24,577	$(18)	$—	$(45)	$—	$24,514
Corporate bonds	—	—	—	—	1,330	1,330
Loans receivable at fair value	33,731	35	475	(200)	—	34,041
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,633	—	(104)	—	—	4,529

The Company adopted ASU 2016-13 and its amendment ASU 2019-05 effective January 1, 2020. Pursuant to ASU 2016-13 and its amendment ASU 2019-05, the Company elected the irrevocable fair value option for all outstanding loans receivable that were measured at amortized cost as of December 31, 2019. The loans receivable, at fair value are included in transfers into level 3 fair value assets in the above table. During the three months ended March 31, 2019, there was a transfer of one financial asset from level 1 to level 3 in the fair value hierarchy as a result of the asset’s principal market becoming inactive during the quarter.

The amount reported in the table above for the three months ended March 31, 2020 and 2019 includes the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis. The carrying amounts reported in the condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value based on the short-term maturity of these instruments.

As of March 31, 2020, the senior notes payable had a carrying amount of $853,523 and fair value of $666,428. The carrying amount of the term loan approximates fair value because the effective yield of such instrument is consistent with current market rates of interest for instruments of comparable credit risk.

During the three months ended March 31, 2020 and 2019, except for the impact of the intangible impairment charge as described in Note 7- Goodwill and Intangible Assets, there were no assets or liabilities measured at fair value on a non-recurring basis. The fair value of the indefinite-lived intangible assets was determined based on a discounted cash flow model using a rate of 14.0%.  The indefinite-lived intangible assets are level 3 assets in the fair value hierarchy.

(o) Foreign Currency Translation

The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. Transaction gains (loss) were $949 and ($186) during the three months ended March 31, 2020 and 2019, respectively. These amounts are included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.

(p) Common Stock Warrants

The Company issued 821,816 warrants to purchase common stock of the Company (the “Wunderlich Warrants”) in connection with the acquisition of Wunderlich Securities, Inc. (“Wunderlich”) on July 3, 2017. The Wunderlich Warrants entitle the holders of the warrants to acquire shares of the Company’s common stock from the Company at an exercise price of $17.50 per share, subject to, among other matters, the proper completion of an exercise notice and payment. The exercise price and the number of shares of Company common stock issuable upon exercise are subject to customary anti-dilution and adjustment provisions, which include stock splits, subdivisions or reclassifications of the Company’s common stock. The Wunderlich Warrants expire on July 3, 2022. On May 16, 2019, the Company repurchased 638,311 warrants for $2,777 ($4.35 per warrant). As of March 31, 2020, Wunderlich Warrants to purchase 183,505 shares of common stock were outstanding.

On October 28, 2019, the Company issued 200,000 warrants to purchase common stock of the Company (the “BR Brands Warrants”) in connection with the acquisition of a majority ownership interest in BR Brand Holdings LLC (“BR Brand”). The BR Brand Warrants entitle the holders of the warrants to acquire shares of the Company’s common stock from the Company at an exercise price of $26.24 per share. One-third of the BR Brand Warrants immediately vested and became exercisable upon issuance, and the remaining two-thirds of warrants will vest and become exercisable following the first and/or second anniversaries of the closing, subject to BR Brand’s (or another related joint venture with Bluestar Alliance LLC) satisfaction of specified financial performance targets. The BR Brand warrants expire three years after the last vesting event occurs.

	Exercise	Expiration	Issued and Outstanding Warrants as of Beginning	Warrants	Warrants	Issued and Outstanding Warrants as of End of
	Price	Date	of Period	Issued	Repurchased	Period

For the year ended December 31, 2019
Wunderlich Warrants	$17.50	July 3, 2022	821,816	—	(638,311)	183,505
BR Brand Warrants	$26.24	October 28, 2024	—	200,000	—	200,000
Total			821,816	200,000	(638,311)	383,505

For the three months ended March 31, 2020
Wunderlich Warrants	$17.50	July 3, 2022	183,505	—	—	183,505
BR Brand Warrants	$26.24	October 28, 2024	200,000	—	—	200,000
Total			383,505	—	—	383,505

(q) Equity Investment

bebe stores, inc.

At March 31, 2020, the Company had a 30.5% ownership interest in bebe stores, inc. (“bebe”). The equity ownership in bebe is accounted for under the equity method of accounting and is included in prepaid expenses and other assets in the condensed consolidated balance sheets.

National Holdings Corporation

On November 14, 2018, the Company entered into an agreement to acquire shares of National Holdings Corporation (“National Holdings”), a Nasdaq-listed issuer, from Fortress Biotech, Inc. for an aggregate purchase price totaling approximately $22.9 million. The transaction was completed in two tranches. In the first tranche, which was completed in the fourth quarter of 2018, the Company acquired shares representing 24% of the total outstanding shares of National Holdings. The second tranche was completed in the first quarter of 2019. As of March 31, 2020, the Company had purchased 6,159,550 shares of National Holdings’ common stock, representing 46.8% of National Holdings’ outstanding shares, at $3.25 per share. The carrying value for the National Holdings investment is included in prepaid expenses and other assets in the condensed consolidated balance sheets. The equity ownership in National Holdings is accounted for under the equity method of accounting.

As of March 31, 2020, the carrying values of the Company’s investments in bebe and National Holdings exceeded their fair values based on their quoted market prices. In light of these facts, the Company evaluated its investments in bebe and National Holdings for impairment. The Company utilized no bright- line tests in such evaluations. Based on the available facts and information regarding the operating results of both entities, the Company’s ability and intent to hold the investments until recovery, the relative amount of the declines, and the length of time that the fair values were less than the carrying values, the Company concluded that recognition of impairment losses in earnings was not required. However, the Company will continue to monitor these investments and it is possible that impairment losses will be recorded in earnings in future periods based on changes in facts and circumstances or intentions.

(r) Loan Participations Sold

As of March 31, 2020, the Company has sold investments (“Loan Participations Sold”) to third parties (“Participants”) that are accounted for as secured borrowings under ASC Topic 860, Transfers and Servicing. Under ASC Topic 860, a partial loan transfer does not qualify for sale accounting in order for sale treatment to be allowed. A participation or other partial loan transfer that meets the definition of a participating interest is classified as loan receivable and the portion transferred is recorded as a secured borrowing under loan participations sold in the condensed consolidated balance sheet. The Participants are entitled to payments made by the borrower of the related loan equal to the current Loan Participations Sold outstanding at the interest rates for the respective investment. In the event that the borrower defaults, the Participants have rights to payments from such borrower, but do not have recourse to the Company. The terms of the Loan Participations Sold are commensurate with the terms of the related loan.

As of March 31, 2020, the Company had entered into participation agreements for a total of $12,405. In addition, the interest income and interest expense related to the Loan Participations Sold resulted in interest income and interest expense which is presented gross on the condensed consolidated statement of operations.

(s) Supplemental Non-cash Disclosures

During the three months ended March 31, 2020, non-cash investing activities included $4,633 non-cash conversion of an equity method investment.

(t) Reclassifications

As of December 31, 2019, loans receivable recorded at fair value of $43,338 were previously included in securities and other investments owned, at fair value. These loans receivable amounts have been reclassified and reported in loans receivable, at fair value to conform to the 2020 presentation. During the three months ended March 31, 2019, trading income and fair value adjustments on loans of $25,867 was previously included in services and fees income in the capital markets segment. These trading income and fair value adjustments on loans amounts have been reclassified and reported in trading (loss) income and fair value adjustments on loans to conform to the 2020 presentation. During the three months ended March 31, 2019, interest income earned on loans of $2,090 was previously included in services and fees income in the capital markets segment. These interest income amounts have been reclassified and reported in interest income – loans and securities lending to conform to the 2020 presentation. During the three months ended March 31, 2019, expenses of $4,421, were previously included in direct cost of services in the valuation and appraisal segment. These expenses have been reclassified and reported in selling, general and administrative expenses to conform to the 2020 presentation.

(u) Variable Interest Entity

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

The carrying value of the Company’s investments in the VIE that was not consolidated is shown below.

March 31, 2020
Partnership investments	$14,751
Due from related party	14
Maximum exposure to loss	$14,765

(v) Recent Accounting Standards

Recently adopted

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

The Company adopted the new credit losses standard effective January 1, 2020. Pursuant to ASU 2016-13 and its amendment ASU 2019-05, the Company elected the irrevocable fair value option for all outstanding loans receivable that were previously measured at amortized cost. Under the fair value option, loans receivable are now measured at each reporting period based upon their exit value in an orderly transaction and unrealized gains or losses from changes in fair value are recorded in the consolidated statements of operations. These loans are no longer subject to evaluation for impairment through an allowance for loan loss as such losses will be captured through fair value changes. The impact of adopting ASC 326 was immaterial to the consolidated financial statements.

NOTE 3—ACQUISITIONS

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

The B. Riley Member completed the Closing of a majority of the equity interest in BR Brand pursuant to the terms of the MIPA in exchange for (i) aggregate consideration of $116,500 in cash and (ii) warrant consideration of $990 from the issuance by the Company to Bluestar Alliance LLC (“Bluestar”), an affiliate of the BR Brand Member, of a warrant to purchase up to 200,000 shares of the Company’s common stock at an exercise price per share equal to $26.24. One-third of the shares of common stock issuable under the warrant immediately vested and became exercisable upon issuance at the Closing, and the remaining two-thirds of such shares of common stock will vest and become exercisable following the first and/or second anniversaries of the Closing, subject to BR Brand’s (or another related joint venture with Bluestar) satisfaction of specified financial performance targets. The fair value of the non-controlling interest in the amount of $29,373 was determined based on the relative fair value of the net assets acquired. The Company incurred $570 of transaction costs in connection with the acquisition.

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

NOTE 4— RESTRUCTURING CHARGE

The Company did not record any restructuring charges for the three months ended March 31, 2020. The Company recorded restructuring charges in the amount of $147 for the three months ended March 31, 2019.

The restructuring charge of $147 during the three months ended March 31, 2019 was primarily related to severance costs for magicJack employees from a reduction in workforce in the Principal Investments – United Online and magicJack segment.

The following tables summarize the changes in accrued restructuring charge during the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Balance, beginning of period	$1,600	3,855
Restructuring charge	—	147
Cash paid	(316)	(636)
Non-cash items	—	18
Balance, end of period	$1,284	$3,384

The following tables summarize the restructuring activities by reportable segment during the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
		Principal
		Investments -
		United Online
	Capital Markets	and magicJack	Corporate	Total
Restructuring charge:
Employee termination costs	$—	$176	$—	$176
Facility closure and consolidation charge (recovery)	(29)	—	—	(29)
Total restructuring charge	$(29)	$176	$—	$147

NOTE 5—SECURITIES LENDING

The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of March 31, 2020 and December 31, 2019:

				Amounts not
				offset in the
				consolidated balance
		Gross amounts	Net amounts	sheets but eligible for
		offset in the	included	offsetting
	Gross amounts	consolidated balance	in the consolidated	upon counterparty
	recognized	sheets(1)	balance sheets	default(2)	Net amounts
As of March 31, 2020
Securities borrowed	$674,163	$—	$674,163	$674,163	$—
Securities loaned	$670,859	$—	$670,859	$670,859	$—
As of December 31, 2019
Securities borrowed	$814,331	$—	$814,331	$814,331	$—
Securities loaned	$810,495	$—	$810,495	$810,495	$—

(1)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)	Includes the amount of cash collateral held/posted.

NOTE 6—ACCOUNTS RECEIVABLE

The components of accounts receivable, net, include the following:

	March 31,	December 31,
	2020	2019
Accounts receivable	$34,500	$36,385
Investment banking fees, commissions and other receivables	9,607	8,043
Unbilled receivables	4,581	3,710
Total accounts receivable	48,688	48,138
Allowance for doubtful accounts	(2,238)	(1,514)
Accounts receivable, net	$46,450	$46,624

Additions and changes to the allowance for doubtful accounts consist of the following:

	Three Months Ended
	March 31,
	2020	2019
Balance, beginning of period	$1,514	696
Add: Additions to reserve	1,141	233
Less: Write-offs	(417)	(163)
Less: Recovery	—	—
Balance, end of period	$2,238	$766

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $223,697 at both March 31, 2020 and December 31, 2019.

Intangible assets consisted of the following:

		As of March 31, 2020			As of December 31, 2019
		Gross			Gross
		Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Useful Life	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Customer relationships	2 to 16 Years	$99,008	$30,528	$68,480	$99,008	$27,269	$71,739
Domain names	7 Years	230	123	107	233	117	116
Advertising relationships	8 Years	100	47	53	100	44	56
Internally developed software and other intangibles	0.5 to 5 Years	11,765	5,456	6,309	11,765	4,843	6,922
Trademarks	7 to 10 Years	4,600	1,465	3,135	4,600	1,324	3,276
Total		115,703	37,619	78,084	115,706	33,597	82,109

Non-amortizable assets:
Tradenames		134,416	—	134,416	138,416	—	138,416
Total intangible assets		$250,119	$37,619	$212,500	$254,122	$33,597	$220,525

Amortization expense was $4,024 and $3,377 for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, estimated future amortization expense was $11,689, $15,218, $14,564, $12,573 and $8,486 for the years ended December 31, 2020 (remaining nine months), 2021, 2022, 2023 and 2024, respectively. The estimated future amortization expense after December 31, 2024 was $15,553.

In the first quarter of 2020, in accordance with ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, the Company made a qualitative assessment of the impact of the COVID-19 outbreak on goodwill and other intangible assets. The Company determined that the COVID-19 outbreak was a triggering event for testing the indefinite-lived tradenames in the Brands segment and made a determination that the indefinite-lived tradenames in the Brands segment were impaired. In the three months ended March 31, 2020, the Company recognized an impairment charge of $4,000 for the indefinite-lived tradenames in the Brands segment. We will continue to monitor the impacts of the COVID-19 outbreak in future quarters. Changes in our forecasts could cause the book values of indefinite-lived tradenames to exceed fair values which may result in additional impairment charges in future periods.

NOTE 8—NOTES PAYABLE

Asset Based Credit Facility

On April 21, 2017, the Company amended its credit agreement (as amended, the “Credit Agreement”) governing its asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) to increase the maximum borrowing limit from $100,000 to $200,000. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. The Credit Agreement continues to allow for borrowings under the separate credit agreement (a “UK Credit Agreement”) which was dated March 19, 2015 with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom. Such facility allows the Company to borrow up to 50 million British Pounds. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $200,000 credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The Company paid Wells Fargo Bank a closing fee in the amount of $500 in connection with the April 2017 amendment to the Credit Agreement. The interest rate for each revolving credit advance under the Credit Agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. Interest expense totaled $277 and $481 for the three months ended March 31, 2020 and 2019, respectively. There was no outstanding balance on this credit facility at March 31, 2020. The outstanding balance on this credit facility was $37,096 at December 31, 2019. At March 31, 2020, there were no open letters of credit outstanding.

We are in compliance with all financial covenants in the asset based credit facility at March 31, 2020.

Other Notes Payable

Notes payable include notes payable to a clearing organization for one of the Company’s broker dealers. The notes payable accrue interest at the prime rate plus 2.0% (6.75% at March 31, 2020) payable annually, maturing January 31, 2022. At March 31, 2020 and December 31, 2019, the outstanding balance for the notes payable was $714 and $1,071, respectively. Interest expense was $15 and $23 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 9—TERM LOAN

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

Under the BRPAC Credit Agreement, the Company borrowed $80,000 due December 19, 2023. Pursuant to the terms of the BRPAC Credit Agreement, the Company may request additional optional term loans in an aggregate principal amount of up to $10,000 at any time prior to the first anniversary of the agreement date (the “Option Loan”) with a final maturity date of December 19, 2023. On February 1, 2019, the Credit Parties, the Closing Date Lenders, the Agent and City National Bank, as a new lender (the “New Lender”), entered into the First Amendment to the Credit Agreement and Joinder (the “First Amendment”) pursuant to which, among other things, (i) New Lender became a party to the BRPAC Credit Agreement, (ii) the New Lender extended to Borrowers the Option Loan in the amount of $10,000, (iii) the aggregate outstanding principal amount of the term loans was increased from $80,000 to $90,000; and (iv) the amortization schedule under the BRPAC was amended as set forth in the First Amendment. Additionally, in connection with the Option Loan, the Borrowers executed a term note in favor of New Lender dated February 1, 2019 in the amount of $10,000. Borrowings under the BRPAC Credit Agreement bear interest at a rate equal to (a) the LIBOR rate for Eurodollar loans, plus (b) the applicable margin rate, which ranges from two and one-half percent (2.5%) to three percent (3.0%) per annum, based upon the Borrowers’ ratio of consolidated funded indebtedness to adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) for the preceding four fiscal quarters or other applicable period. At March 31, 2020, the interest rate on the BRPAC Credit Agreement was at 3.74%. Interest payments are to be made each one, three or six months. Amounts outstanding under the BRPAC Credit Agreement are due in quarterly installments commencing on March 31, 2019 with any remaining amounts outstanding due at maturity. For the $80,000 loan, quarterly installments from March 31, 2020 to December 31, 2022 are in the amount of $4,244 per quarter and from March 31, 2023 to December 31, 2023 are $2,122 per quarter. For the $10,000 loan, quarterly installments from March 31, 2020 to December 31, 2022 are $566 per quarter and from March 31, 2023 to December 31, 2023 are $265 per quarter. As of March 31, 2020 and December 31, 2019, the outstanding balance on the term loan was $61,932 (net of unamortized debt issuance costs of $524) and $66,666 (net of unamortized debt issuance costs of $600), respectively. Interest expense on the term loan during the three months ended March 31, 2020 and 2019 was $829 (including amortization of deferred debt issuance costs of $76) and $1,278 (including amortization of deferred debt issuance costs of $88), respectively.

We are in compliance with all financial covenants in the BRPAC Credit Agreement at March 31, 2020.

NOTE 10—SENIOR NOTES PAYABLE

Senior notes payable, net, are comprised of the following:

	March 31,	December 31,
	2020	2019
7.50% Senior notes due May 31, 2027	$125,536	$117,954
7.25% Senior notes due December 31, 2027	122,545	120,126
7.375% Senior notes due May 31, 2023	127,358	122,140
6.875% Senior notes due September 30, 2023	113,109	105,952
6.75% Senior notes due May 31, 2024	110,476	106,589
6.50% Senior notes due September 30, 2026	134,657	124,226
6.375% Senior notes due February 28, 2025	130,942	—
	864,623	696,987
Less: Unamortized debt issuance costs	(11,100)	(8,875)
	$853,523	$688,112

During the three months ended March 31, 2020, the Company issued $38,828 of senior notes due with maturities dates ranging from May 2023 to December 2027 pursuant to At the Market Issuance Sales Agreements with B. Riley FBR, Inc. which governs the program of at-the-market sales of the Company’s senior notes. A series of prospectus supplements were filed by the Company with the SEC which allowed the Company to sell these senior notes.

On February 12, 2020, the Company issued $132,250 of senior notes due in February 2025 (“6.375% 2025 Notes”) pursuant to the prospectus supplement dated February 10, 2020. Interest on the 6.375% 2025 Notes is payable quarterly at 6.375%. The 6.375% 2025 Notes are unsecured and due and payable in full on February 28, 2025. In connection with the issuance of the 6.375% 2025 Notes, the Company received net proceeds of $129,233 (after underwriting commissions, fees and other issuance costs of $3,017).

During March 2020, the Company repurchased bonds with an aggregate face value of $3,443 for $1,829 resulting in a gain net of expenses and original issue discount of $1,556 during the three months ended March 31, 2020. As part of the repurchase, the Company paid $30 in interest accrued through the date of each respective repurchase.

At March 31, 2020 and December 31, 2019, the total senior notes outstanding was $853,523 (net of unamortized debt issue costs of $11,100) and $688,112 (net of unamortized debt issue costs of $8,875) with a weighted average interest rate of 6.94% and 7.05%, respectively. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes totaled $14,392 and $8,855 for the three months ended March 31, 2020 and 2019, respectively.

Sales Agreement Prospectus to Issue Up to $150,000 of Senior Notes

On February 14, 2020, the Company entered into a new At Market Issuance Sales Agreement (the “February 2020 Sales Agreement”) with B. Riley FBR, Inc. governing a program of at-the-market sales of certain of the Company’s senior notes. The most recent sales agreement prospectus was filed by the Company with the SEC on February 14, 2020 (the “February 2020 Sales Agreement Prospectus”). The Sales Agreement Prospectus allows the Company to sell up to $150,000 of certain of the Company’s senior notes pursuant to an effective Registration Statement on Form S-3. As of March 31, 2020, the Company had $148,415 remaining availability under the February 2020 Sales Agreement.

NOTE 11—REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from contracts with customers by reportable segment for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31, 2020
	Reportable Segment
				Principal
				Investments -
	Capital	Auction and	Valuation and	United Online and
	Markets	Liquidation	Appraisal	magicJack	Brands	Total

Corporate finance, consulting and investment banking fees	$67,382	$—	$—	$—	$—	$67,382
Wealth and asset management fees	20,320	—	—	—	—	20,320
Commissions, fees and reimbursed expenses	14,470	16,178	8,788	—	—	39,436
Subscription services	—	—	—	18,833	—	18,833
Service contract revenues	—	4,483	—	—	—	4,483
Advertising, licensing and other	—	—	—	3,889	3,801	7,690
Total revenues from contracts with customers	102,172	20,661	8,788	22,722	3,801	158,144

Interest income - Loans and securities lending	21,851	—	—	—	—	21,851
Trading losses on investments	(164,516)	—	—	—	—	(164,516)
Fair value adjustment on loans	(17,926)	—	—	—	—	(17,926)
Other	2,241	—	—	—	—	2,241
Total revenues	$(56,178)	$20,661	$8,788	$22,722	$3,801	$(206)

	Three Months Ended March 31, 2019
	Reportable Segment
				Principal
				Investments -
	Capital	Auction and	Valuation and	United Online and
	Markets	Liquidation	Appraisal	magicJack	Brands	Total

Corporate finance, consulting and investment banking fees	$17,836	$—	$—	$—	$—	$17,836
Wealth and asset management fees	17,535	—	—	—	—	17,535
Commissions, fees and reimbursed expenses	10,897	7,633	8,583	—	—	27,113
Subscription services	—	—	—	22,398	—	22,398
Service contract revenues	—	13,076	—	—	—	13,076
Advertising, licensing and other	—	—	—	5,137	—	5,137
Total revenues from contracts with customers	46,268	20,709	8,583	27,535	—	103,095

Interest income - Loans and securities lending	11,420	—	—	—	—	11,420
Trading gains on investments	25,916	—	—	—	—	25,916
Fair value adjustment on loans	(49)	—	—	—	—	(49)
Other	1,746	—	—	—	—	1,746
Total revenues	$85,301	$20,709	$8,583	$27,535	$—	$142,128

Contract Balances

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. Receivables related to revenues from contracts with customers totaled $46,450 and $46,624 at March 31, 2020 and December 31, 2019, respectively. The Company had no significant impairments related to these receivables during the three months ended March 31, 2020. The Company’s deferred revenue primarily relates to retainer and milestone fees received from corporate finance and investment banking advisory engagements, asset management agreements, Valuation and Appraisal engagements and subscription services where the performance obligation has not yet been satisfied. Deferred revenue at March 31, 2020 and December 31, 2019 was $73,709 and $67,121, respectively. During the three months ended March 31, 2020 and 2019, the Company recognized revenue of $13,987 and $13,234 that was recorded as deferred revenue at the beginning of the respective year.

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

The capitalized costs to fulfill a contract were $460 and $450 at March 31, 2020 and December 31, 2019, respectively, and are recorded in prepaid expenses and other assets in the condensed consolidated balance sheets. For the three months ended March 31, 2020 and 2019, the Company recognized expenses of $72 and $601 related to capitalized costs to fulfill a contract, respectively. There were no significant impairment charges recognized in relation to these capitalized costs during the three months ended March 31, 2020 and 2019.

Remaining Performance Obligations and Revenue Recognized from Past Performance

The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at March 31, 2020. Corporate finance and investment banking fees and retail liquidation engagement fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at March 31, 2020.

NOTE 12—INCOME TAXES

The Company’s effective income tax rate was a benefit of 27.4% and provision of 28.0% for the three months ended March 31, 2020 and 2019, respectively.

As of March 2020, the Company had federal net operating loss carryforwards of $53,932 and state net operating loss carryforwards of $64,088. The Company’s federal net operating loss carryforwards will expire in the tax years commencing in December 31, 2032 through December 31, 2037. The state net operating loss carryforwards will expire in the tax years commencing in December 31, 2029.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss, capital loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company’s net operating losses are subject to annual limitations in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of March 31, 2020, the Company believes that the existing net operating loss carryforwards will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided a valuation allowance. The Company does not believe that it is more likely than not that the Company will be able to utilize the benefits related to capital loss carryforwards and has provided a valuation allowance in the amount of $61,945 against these deferred tax assets.

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

NOTE 13— EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Basic common shares outstanding exclude 387,365 common shares in 2020 and 387,365 common shares in 2019 that are held in escrow and subject to forfeiture. The common shares held in escrow includes 387,365 common shares that are subject to forfeiture to indemnify the Company for certain representations and warranties in connection with the acquisition of Wunderlich. The shares that remain in escrow are subject to forfeiture upon the final settlement of claims as more fully described in the related escrow instructions. Dilutive common shares outstanding includes contingently issuable shares that are currently in escrow and subject to release if the conditions for the final settlement of claims in accordance with the escrow instructions were satisfied at the end of the respective years. Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net income per share were 1,820,178 and 1,952,868 for the three months ended March 31, 2020 and 2019, respectively, because to do so would have been anti-dilutive.

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended
	March 31,
	2020	2019
Net (loss) income attributable to B. Riley Financial, Inc.	$(98,665)	$8,023
Preferred stock dividends	(1,055)	—
Net (loss) income applicable to common shareholders	$(99,720)	$8,023

Weighted average common shares outstanding:
Basic	26,028,613	26,217,215
Effect of dilutive potential common shares:
Restricted stock units and warrants	—	352,938
Contingently issuable shares	—	117,378
Diluted	26,028,613	26,687,531

Basic income per common share	$(3.83)	$0.31
Diluted income per common share	$(3.83)	$0.30

NOTE 14—COMMITMENTS AND CONTINGENCIES

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

On January 5, 2017, complaints filed in November 2015 and May 2016 naming MLV & Co. (“MLV”), a broker-dealer subsidiary of FBR, as a defendant in putative class action lawsuits alleging claims under the Securities Act, in connection with the offerings of Miller Energy Resources, Inc. (“Miller”) have been consolidated. The Master Consolidated Complaint, styled Gaynor v. Miller et al., is pending in the United States District Court for the Eastern District of Tennessee, and, like its predecessor complaints, continues to allege claims under Sections 11 and 12 of the Securities Act against nine underwriters for alleged material misrepresentations and omissions in the registration statement and prospectuses issued in connection with six offerings (February 13, 2013; May 8, 2013; June 28, 2013; September 26, 2013; October 17, 2013 (as to MLV only) and August 21, 2014) with an alleged aggregate offering price of approximately $151,000. The Court ordered mediation before a federal magistrate took place on August 6, 2019, with no resolution. In December 2019, the Court remanded the case to state court.

In July 2017, an arbitration claim was filed with FINRA by Dominick & Dickerman LLC and Michael Campbell against WSI and Gary Wunderlich with respect to the acquisition by Wunderlich Investment Company, Inc. (“WIC”) (the parent corporation of WSI) of certain assets of Dominick & Dominick LLC in 2015. The Claimants allege that respondents overvalued WIC so that the purchase price paid to the Claimants in shares of WIC stock was artificially inflated. On April 7, 2020, the arbitration panel issued an award against B. Riley Wealth Management, LLC (formerly, Wunderlich Securities, Inc.) and Gary Wunderlich holding each party jointly and severally liable for damages, costs and expenses in an aggregate amount of $11,400. The Company recorded a loss accrual in the consolidated financial statements during the three months ended March 31, 2020. The Company filed a petition to vacate the arbitration award in the U.S. District Court for the Southern District of New York on May 5, 2020.

In December 2015, magicJack received a Letter of Inquiry (the “2015 LOI”) from the Enforcement Bureau (the “Bureau”) of the Federal Communications Commission (“FCC”) in which the Bureau indicated that it was investigating whether magicJack was subject to the FCC’s rules applicable to interconnected VoIP providers. magicJack believes that it is not an interconnected VoIP provider under current regulations and is not subject to the FCC rules. Previously, magicJack received similar letters of inquiry in 2010 and 2013, neither of which resulted in any enforcement action. magicJack responded to the 2015 LOI in February 2016. magicJack is currently participating in discussions with the FCC regarding a potential settlement.

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

In a letter dated September 12, 2019, the Company received notice that the State of California has selected the Company’s 2016 and 2017 California corporate income tax returns for examination. The Company has received the initial information document request and the first meeting with the auditor scheduled in March 2020 was rescheduled to a date to be determined due to COVID -19. The Company believes that the positions taken in its 2016 and 2017 California corporate income tax returns are reasonable and appropriate, however, the Company cannot be sure of the ultimate outcome of the examination and cannot estimate the likelihood of liability or the amount of potential assessments, if any, that could arise from the examination.

(c) Franchise Group Commitment Letter, Loan Participant Guaranty and CIBC Guarantee

Franchise Group Commitment Letter and Loan Participant Guaranty

Commitment Letter

On February 14, 2020, affiliates of Franchise Group, Inc. (collectively with all of its affiliates, “FRG”) entered into an ABL Credit Agreement (the “Franchise Credit Agreement”), with GACP Finance Co., LLC (“GACP Finance”) as administrative agent and collateral agent, and the lenders from time to time party thereto, pursuant to which the lenders provided an asset based credit facility to FRG in an aggregate principal amount of $100,000 In connection with the Franchise Credit Agreement, the Company entered into a commitment letter, dated as of February 14, 2020 (the “Commitment Letter”), pursuant to which the Company committed to provide a $100,000 asset based lending facility to FRG, on April 14, 2020 if, on or before such date, the obligations under the Franchise Credit Agreement are not refinanced in full. On May 1, 2020, the Company extended its commitment under the Commitment Letter until 30 days prior to the maturity date which is currently set forth in the Franchise Credit Agreement as September 30, 2020.

The Loan Participant Guaranty

On February 14, 2020, FRG, the lenders from time to time party thereto and GACP Finance as administrative agent, entered into a Credit Agreement (the “Term Loan Credit Agreement”), pursuant to which the lenders provided a term loan facility to FRG in an aggregate principal amount of $575,000.

On February 19, 2020, the Company entered into a limited guaranty (the “Loan Participant Guaranty”) to one of the lenders under the Term Loan Credit Agreement (the “Loan Participant”) pursuant to which the Company guaranteed the payment when due of certain obligations, including principal, interest, and other amounts payable to the Loan Participant under the Term Loan Credit Agreement in an amount not to exceed $50,000 plus certain expenses of the Loan Participant and certain protective advances related to such guaranteed obligations (the “Loan Participant Guaranteed Obligations”). The Loan Participant may require payment of the Loan Participant Guaranteed Obligations by the Company upon the occurrence of certain guarantor events of default, including payment or bankruptcy events of default, in each case pursuant to the Term Loan Credit Agreement. The Loan Participant Guaranty remains in effect until the date that the Loan Participant Guaranteed Obligations have been paid in full.

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

CIBC Guaranty

On February 14, 2020, the Company entered into a limited guaranty (the “CIBC Guaranty”) in favor of CIBC Bank USA (“CIBC”), pursuant to which the Company guaranteed the payment when due of certain obligations, including all principal, interest, and other amounts that shall be at any time payable by FRG under FRG’s credit agreement with CIBC and the lenders party thereto, dated as of May 16, 2019, as amended (the “CIBC Credit Agreement”) in an amount not to exceed $125,000 plus certain expenses of CIBC related to such guaranteed obligations (the “CIBC Guaranteed Obligations”). CIBC may require payment of the CIBC Guaranteed Obligations by the Company upon the occurrence of either (a) the failure of FRG to pay any principal of any loan or any reimbursement obligation in respect of any letter of credit disbursement or (b) the failure of FRG to pay any interest on any loan or on any reimbursement obligation in respect of any letter of credit disbursement within five business days of the date due, in each case pursuant to the CIBC Credit Agreement. The CIBC Guaranty remains in effect until the earlier of (a) the date that the CIBC Guaranteed Obligations have been paid in full or (b) June 30, 2020.

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

NOTE 15—SHARE-BASED PAYMENTS

(a) Amended and Restated 2009 Stock Incentive Plan

Share- based compensation expense for restricted stock units under the Company’s Amended and Restated 2009 Stock Incentive Plan (the “Plan”) was $4,109 and $1,726 for the three months ended March 31, 2020 and 2019, respectively.

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

As of March 31, 2020, the expected remaining unrecognized share-based compensation expense of $15,238 will be expensed over a weighted average period of 1.3 years.

A summary of equity incentive award activity for the three months ended March 31, 2020 was as follows:

		Weighted
		Average
	Shares	Fair Value
Nonvested at January 1, 2020	2,263,988	$12.35
Granted	5,575	24.54
Vested	(16,157)	19.30
Nonvested at March 31, 2020	2,253,406	$12.33

The total fair value of shares vested during the three months ended March 31, 2020 was $312.

(b) Amended and Restated FBR & Co. 2006 Long-Term Stock Incentive Plan

In connection with the acquisition of FBR & Co. on June 1, 2017, the equity awards previously granted or available for issuance under the FBR & Co. 2006 Long-Term Stock Incentive Plan (the “FBR Stock Plan”) may be issued under the Plan. The share-based compensation expense in connection with the FBR Stock Plan restricted stock awards was $791 and $767 during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the expected remaining unrecognized share-based compensation expense of $3,833 will be expensed over a weighted average period of 1.6 years.

A summary of equity incentive award activity for the three months ended March 31, 2020 was as follows:

		Weighted
		Average
	Shares	Fair Value
Nonvested at January 1, 2020	485,033	$18.33
Vested	(41,963)	15.66
Forfeited	(5,306)	19.18
Nonvested at March 31, 2020	437,764	$18.57

The total fair value of shares vested under the FBR Stock Plan during the three months ended March 31, 2020 was $657.

(c) 2018 Employee Stock Purchase Plan

In connection with the Company’s Purchase Plan, share based compensation was $165 and $121 for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, there were 592 shares reserved for issuance under the Purchase Plan.

NOTE 16—NET CAPITAL REQUIREMENTS

B. Riley FBR, MLV and B. Riley Wealth Management (“BRWM”), the Company’s broker-dealer subsidiaries, are registered with the SEC as broker-dealers and are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company’s broker-dealer subsidiaries are subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the subsidiaries to maintain minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of March 31, 2020, B. Riley FBR had net capital of $103,271, which was $100,994 in excess of its required net capital of $2,277; MLV had net capital of $91, which was $50 in excess of its required net capital of $41; and BRWM had net capital of $5,569, which was $4,975 in excess of its required net capital of $594.

NOTE 17—RELATED PARTY TRANSACTIONS

At March 31, 2020, amounts due from related parties of $4,391 includes $32 from GACP I, L.P. (“GACP I”) and $14 from GACP II, L.P. (“GACP II”) for management fees and other operating expenses, $5 due from B. Riley Principal Merger Corp, a company that consummated its initial public offering on April 11, 2019, and our wholly owned subsidiary, B. Riley Principal Sponsor Co. LLC, is the Sponsor, and $4,340 due from John Ahn, President of Great American Partners, LLC, our indirect wholly owned subsidiary (“GACP”), pursuant to a Secured Line of Promissory Note connected with a Transfer Agreement as further discussed below. At March 31, 2020, amounts due to related parties includes $353 due to CA Global Partners (“CA Global”) for operating expenses related to wholesale and industrial liquidation engagements managed by CA Global on behalf of GA Global Ptrs, and is included in due to related parties and partners on the accompanying condensed balance sheets. During the three months ended March 31, 2020, the Company sold a portion of a loan receivable to GACP for $1,800. At March 31, 2020, the Company had sold loan participations to B. Riley Partners Opportunity Fund, a private equity fund managed by one of our subsidiaries, in the amount of $12,405, and recorded interest expense of $552 during the three months ended March 31, 2020 related to B. Riley Partners Opportunity Fund’s loan participations. Our executive officer’s and board of directors have a 69.8% financial interest, which includes a financial interest of Bryant Riley, our Co-Chief Executive Officer, of 48.8% in the B. Riley Partners Opportunity Fund at March 31, 2020. At December 31, 2019, amounts due from related parties of $5,832 included $145 from GACP I and $12 from GACP II for management fees and other operating expenses, $13 due from B. Riley Principal Merger Corp, and $3,846 due from John Ahn, pursuant to a Secured Line of Promissory Note connected with a Transfer Agreement as further discussed below. At December 31, 2019, the Company had outstanding loan to participations to B. Riley Partners Opportunity Fund in the amount of $12,478

On April 1, 2019, the Company entered into a Transfer Agreement (the “Transfer Agreement”) with GACP II, a fund managed by GACP, and John Ahn, the President of GACP. The Transfer Agreement provides for among other things, the transfer to Mr. J. Ahn 55.56% of the Company’s limited partnership interest in GACP II (the “Transferred Interest”), which represents a capital commitment in the aggregate amount of $5,000. In connection with the Transfer Agreement, the Company provided Mr. J. Ahn with a non-recourse, secured line of credit in an aggregate amount of up to $5,003 pursuant to the terms of a Secured Line of Credit Promissory Note (the “Note”) dated April 1, 2019, to fund the purchase price of the Transferred Interest. We also entered into a Security Agreement with Mr. J. Ahn on April 1, 2019, which granted to the Company a security interest in the Transferred Interest to secure Mr. J. Ahn’s obligations under the Note. The Note is subject to an interest rate per annum of 7.00%. As of March 31, 2020, the principal and accrued interest on the Note were $4,291 (amount transferred as of March 31, 2020) and $49, respectively. For the three months ended March 31, 2020 interest earned on the Note was $74

The Company periodically participates in loans and financing arrangements in respect of companies in which the Company has an equity ownership and representation on the board of directors or equivalent body. The Company may also provide consulting services or investment banking services to raise capital for these companies. These transactions can be summarized as follows:

Sonim

The Company has a loan receivable due from Sonim Technologies, Inc. (“Sonim”) that is included in loans receivable at fair value with a fair value of $9,155 and $9,603 at March 31, 2020 and December 31, 2019, respectively. The principal amount due on the loan at March 31, 2020 was $10,170, interest is payable at 10.0% per annum with a maturity date of September 1, 2022. During the three months ended March 31, 2020, the Company received principal payments in the amount of $88. A portion of the loan receivable is convertible into common stock of Sonim at $8.87 per share depending on when the Company elects to exercise its’ option to convert the principal balance of the loan into common stock of Sonim.

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

Babcock and Wilcox

The Company has a last-out term loan receivable due from Babcock & Wilcox Enterprises, Inc. (“B&W”) that is included in loans receivable, at fair value with a fair value of $104,998 at March 31, 2020. As of December 31, 2019, the last-out term loan was included in loans receivable, at cost with a carrying value of $109,147. The carrying value of the loan was comprised of the principal amount of $113,330 less original issue discount of $4,183 at December 31, 2019. Interest is payable monthly at the fixed rate of 12.0% per annum. The loan was made to B&W as part of various amendments to B&W’s existing credit agreement with other lenders not related to the Company. In connection with making the loan to B&W, in April 2019 the Company received warrants to purchase 1,666,667 shares of common stock of B&W with an exercise price of $0.01 per share. The option to exercise the warrants expires on April 5, 2022.

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

On January 31, 2020, the Company provided B&W with $30,000 of additional last-out term loans pursuant to new amendments to B&W’s existing credit agreement discussed above. The additional last-out term loan receivable due from B&W is included in loans receivable, at fair value with a fair value of $27,603 at March 31, 2020. Pursuant to the new amendment, the Company also agreed upon a term sheet pursuant to which B&W would undertake a refinancing transaction on or prior to May 11, 2020 (the “Refinancing”) and B&W and the existing lenders would amend and restate the credit agreement. As part of the Refinancing, the size of the B&W’s board of directors may also be reduced to five members, with the Company retaining the ability to appoint two members. On January 31, 2020, the Company also entered into a letter agreement with B&W (the “Backstop Commitment Letter”) pursuant to which the Company agreed to fund any shortfall in the $200,000 of new debt or equity financing required as part of the terms of the Refinancing to the extent such amounts have not been raised from third parties on the same terms contemplated by the Refinancing. The Company, B&W and the lenders that are a party to B&W’s existing credit agreement are in negotiations to amend and restate B&W’s existing credit agreement, which would include, among other things, an extension of the maturity of amounts outstanding under the credit facility, the termination of the Backstop Commitment Letter, the commitment by an affiliate of the Company to provide up to $70,000 in additional term loan financing incrementally over the duration of the amended credit facility, and a limited guaranty by the Company of B&W’s obligations under the amended credit facility.

Maven

The Company has loans receivable due from theMaven, Inc. (“Maven”) that are included in loans receivable, at fair value with a fair value of $25,572 and $21,150 at March 31, 2020 and December 31, 2019, respectively. The Company also has a loan receivable due from Maven that is included loans receivable, at fair value with a fair value of $44,323 March 31, 2020. As of December 31, 2019, the loan was included in loans receivable, at cost with a carrying value of $47,933. The loan receivable was comprised of the principal balance due in the amount of $49,921, less original issue discount of $1,988 at December 31, 2019. Interest on these loans is payable at rates of 12.0% to 15.0% per annum with maturity dates through June 2022.

Franchise Group

The Company has a loan receivable due from Vitamin Shoppe, a subsidiary of Franchise Group, Inc., (“Vitamin Shoppe”) that is included in loans receivable, at fair value with a fair value of $4,651 and $4,951 at March 31, 2020 and December 31, 2019, respectively. Interest is payable at 13.7% per annum with a maturity date of December 16, 2022. During the three months ended March 31, 2020, the Company recognized $7,160 of advisory fees from FRG in connection with FRG’s capital rasing and acquisition transactions.

The Company also entered into a Commitment Letter, Loan Participant Guaranty and CIBC Guarantee with FRG as disclosed above in Note 14 – Commitments and Contingencies.

NOTE 18—BUSINESS SEGMENTS

The Company’s business is classified into the Capital Markets segment, Auction and Liquidation segment, Valuation and Appraisal segment, Principal Investments — United Online and magicJack segment, and Brands segment. These reportable segments are all distinct businesses, each with a different marketing strategy and management structure.

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended
	March 31,
	2020	2019
Capital Markets segment:
Revenues - Services and fees	$104,413	48,014
Trading (losses) income and fair value adjustments on loans	(182,442)	25,867
Interest income - Loans and securities lending	21,851	11,420
Total revenues	(56,178)	85,301
Selling, general and administrative expenses	(54,711)	(63,389)
Restructuring recovery	—	29
Interest expense - Securities lending and loan participations sold	(8,473)	(6,804)
Depreciation and amortization	(1,105)	(1,276)
Segment (loss) income	(120,467)	13,861
Auction and Liquidation segment:
Revenues - Services and fees	20,661	20,709
Direct cost of services	(14,816)	(6,274)
Cost of goods sold	(29)	(14)
Selling, general and administrative expenses	(1,526)	(2,915)
Depreciation and amortization	(1)	(2)
Segment income	4,289	11,504
Valuation and Appraisal segment:
Revenues - Services and fees	8,788	8,583
Selling, general and administrative expenses	(6,867)	(7,187)
Depreciation and amortization	(41)	(33)
Segment income	1,880	1,363
Principal Investments - United Online and magicJack segment:
Revenues - Services and fees	21,718	26,590
Revenues - Sale of goods	1,004	945
Total revenues	22,722	27,535
Direct cost of services	(5,136)	(7,842)
Cost of goods sold	(740)	(1,105)
Selling, general and administrative expenses	(5,463)	(7,020)
Depreciation and amortization	(2,879)	(3,463)
Restructuring charge	—	(176)
Segment income	8,504	7,929
Brands segment:
Revenues - Services and fees	3,801	—
Selling, general and administrative expenses	(904)	—
Depreciation and amortization	(714)	—
Impairment of tradenames	(4,000)	—
Segment loss	(1,817)	—
Consolidated operating (loss) income from reportable segments	(107,611)	34,657

Corporate and other expenses	(13,533)	(9,679)
Interest income	246	637
Loss on equity investments	(236)	(3,762)
Interest expense	(15,654)	(10,770)
(Loss) income before income taxes	(136,788)	11,083
Benefit (provision) for income taxes	37,539	(3,104)
Net (loss) income	(99,249)	7,979
Net loss attributable to noncontrolling interests	(584)	(44)
Net (loss) income attributable to B. Riley Financial, Inc.	(98,665)	8,023
Preferred stock dividends	1,055	—
Net (loss) income available to common shareholders	$(99,720)	$8,023

The following table presents revenues by geographical area:

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Revenues - Services and fees:
North America	$158,466	$103,820
Australia	664	15
Europe	251	61
Total Revenues - Services and fees	$159,381	$103,896

Trading (losses) income and fair value adjustments on loans	$(182,442)	$25,867
North America

Revenues - Sale of goods
North America	$1,004	$945

Revenues - Interest income - Loans and securities lending:
North America	$21,851	$11,420

Total Revenues:
North America	$(1,121)	$142,052
Australia	664	15
Europe	251	61
Total Revenues	$(206)	$142,128

During the three months ended March 31, 2020 and 2019, long-lived assets, which consist of property and equipment and other assets, of $12,223 and $12,727, respectively, were located in North America.

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

Risk factors that could cause actual results to differ materially from those contained in the forward-looking statements include but are not limited to risks related to: volatility in our revenues and results of operations; the unpredictable and ongoing impact of the COVID-19 pandemic; changing conditions in the financial markets; our ability to generate sufficient revenues to achieve and maintain profitability; our exposure to credit risk; the short term nature of our engagements; the accuracy of our estimates and valuations of inventory or assets in “guarantee” based engagements; competition in the asset management business; potential losses related to our auction or liquidation engagements; our dependence on communications, information and other systems and third parties; potential losses related to purchase transactions in our auction and liquidations business; the potential loss of financial institution clients; potential losses from or illiquidity of our proprietary investments; changing economic and market conditions; potential liability and harm to our reputation if we were to provide an inaccurate appraisal or valuation; potential mark-downs in inventory in connection with purchase transactions; failure to successfully compete in any of our segments; loss of key personnel; our ability to borrow under our credit facilities or at-the-market offering as necessary; failure to comply with the terms of our credit agreements or senior notes; our ability to meet future capital requirements; our ability to realize the benefits of our completed acquisitions, including our ability to achieve anticipated opportunities and operating cost savings, and accretion to reported earnings estimated to result from completed and proposed acquisitions in the time frame expected by management or at all; the diversion of management time on acquisition- related issues; the failure of our brand investment portfolio licensees to pay us royalties; and the intense competition to which our brand investment portfolio is subject. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview

General

B. Riley Financial, Inc. (NASDAQ: RILY) and its subsidiaries provide collaborative financial services and solutions through several operating subsidiaries including:

●	B. Riley FBR, Inc. (“B. Riley FBR”) is a leading, full service investment bank providing financial advisory, corporate finance, research, securities lending and sales and trading services to corporate, institutional and high net worth individual clients. B. Riley FBR was formed in November 2017 through the merger of B. Riley & Co, LLC and FBR Capital Markets & Co., which the Company acquired in June 2017; the name of the combined broker dealer was subsequently changed to B. Riley FBR, Inc.

●	B. Riley Wealth Management, Inc. (“B. Riley Wealth Management”) provides comprehensive wealth management and brokerage services to individuals and families, corporations and non-profit organizations, including qualified retirement plans, trusts, foundations and endowments. B. Riley Wealth Management was formerly Wunderlich Securities, Inc., which the Company acquired on July 3, 2017 and changed the name in June 2018.

●	B. Riley Capital Management, LLC, a Securities and Exchange Commission (“SEC”) registered investment advisor, which includes:

o	B. Riley Asset Management, an advisor to certain private funds and to institutional and high net worth investors;

o	Great American Capital Partners, LLC (“GACP”), the general partner of two private funds, GACP I, L.P. and GACP II, L.P., both direct lending funds that provide senior secured loans and second lien secured loan facilities to middle market public and private U.S. companies.

●	GlassRatner Advisory & Capital Group LLC (“GlassRatner”), a specialty financial advisory services firm that provides consulting services to shareholders, creditors and companies, including due diligence, fraud investigations, corporate litigation support, crisis management and bankruptcy services. We acquired GlassRatner on August 1, 2018. GlassRatner strengthens B. Riley’s diverse platform and compliments the restructuring services provided by B. Riley FBR.

●	Great American Group, LLC(“Great American Group”), a leading provider of asset disposition and auction solutions to a wide range of retail and industrial clients.

●	Great American Group Advisory and Valuation Services, LLC, a leading provider of appraisal and valuation services for asset based lenders, private equity firms and corporate clients.

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

Recent Developments

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, our results of operations, financial position and cash flows may be materially adversely affected.

Results of Operations

The following period to period comparisons of our financial results are not necessarily indicative of future results.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Condensed Consolidated Statements of Operations

(Dollars in thousands)

	Three Months Ended
	March 31, 2020	March 31, 2019	Change
Revenues:
Services and fees	$159,381	$103,896	$55,485
Trading (losses) income and fair value adjustments on loans	(182,442)	25,867	(208,309)
Interest income - Loans and securities lending	21,851	11,420	10,431
Sale of goods	1,004	945	59
Total revenues	(206)	142,128	(142,334)

Operating expenses:
Direct cost of services	19,952	14,116	5,836
Cost of goods sold	769	1,119	(350)
Selling, general and administrative expenses	87,744	94,964	(7,220)
Restructuring charge	—	147	(147)
Impairment of tradenames	4,000	—	4,000
Interest expense - Securities lending and loan participations sold	8,473	6,804	1,669
Total operating expenses	120,938	117,150	3,788
Operating (loss) income	(121,144)	24,978	(146,122)
Other income (expense):
Interest income	246	637	(391)
Loss from equity investments	(236)	(3,762)	3,526
Interest expense	(15,654)	(10,770)	(4,884)
(Loss) income before income taxes	(136,788)	11,083	(147,871)
Benefit (provision) for income taxes	37,539	(3,104)	40,643
Net (loss) income	(99,249)	7,979	(107,228)
Net loss attributable to noncontrolling interests	(584)	(44)	(540)
Net (loss) income attributable to B. Riley Financial, Inc.	(98,665)	8,023	(106,688)
Preferred stock dividends	1,055	—	1,055
Net (loss) income available to common shareholders	$(99,720)	$8,023	$(107,743)

Revenues

The table below and the discussion that follows are based on how we analyze our business.

	Three Months Ended
	March 31, 2020	March 31, 2019	Change
	Amount	Amount	Amount	%
Revenues - Services and fees:
Capital Markets segment	$104,413	$48,014	$56,399	117.5%
Auction and Liquidation segment	20,661	20,709	(48)	-0.2%
Valuation and Appraisal segment	8,788	8,583	205	2.4%
Principal Investments - United Online and magicJack segment	21,718	26,590	(4,872)	-18.3%
Brands	3,801	—	3,801	100.0%
Subtotal	159,381	103,896	55,485	53.4%

Revenues - Sale of goods:
Principal Investments - United Online and magicJack segment	1,004	945	59	6.2%
Subtotal	1,004	945	59	6.2%

Trading (losses) income and fair value adjustments on loans
Capital Markets segment	(182,442)	25,867	(208,309)	-805.3%
Subtotal	(182,442)	25,867	(208,309)	-805.3%

Interest income - Loans and securities lending:
Capital Markets segment	21,851	11,420	10,431	91.3%
Total revenues	$(206)	$142,128	$(142,334)	-100.1%

Total revenues decreased approximately $142.3 million to ($0.2 million) during the three months ended March 31, 2020 from $142.1 million during the three months ended March 31, 2019. The decrease in revenues during the three months ended March 31, 2020 was primarily due to a decrease in revenue from trading losses and fair value adjustments on loans of $208.3 million, partially offset by increases in revenue from services and fees of $55.5 million and interest income - loans and securities lending of $10.4 million. The increase in revenue from services and fees of $55.5 million in the three months ended March 31, 2020 was primarily due to increases in revenue of $56.4 million in the Capital Markets segment, $0.2 million in the Valuation and Appraisal segment and $3.8 million in the Brands segment partially offset by a decrease of revenue of $4.9 million in the Principal Investments — United Online and magicJack segment.

Revenues from services and fees in the Capital Markets segment increased $56.4 million, to $104.4 million during the three months ended March 31, 2020 from $48.0 million during the three months ended March 31, 2019. The increase in revenues was primarily due to an increase in revenue of $49.5 million from corporate finance, consulting and investment banking fees, an increase in commissions of $3.6 million and an increase in asset management fees of $2.8 million.

Revenues from services and fees in the Auction and Liquidation segment remained at $20.7 million during the three months ended March 31, 2020 and 2019.

Revenues from services and fees in the Valuation and Appraisal segment increased $0.2 million to $8.8 million during the three months ended March 31, 2020 from $8.6 million during the three months ended March 31, 2019. The increase in revenues in the Valuation and Appraisal segment is primarily due to an increase in revenues for appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors.

Revenues from services and fees in the Principal Investments - United Online and magicJack segment decreased $4.9 million to $21.7 million during the three months ended March 31, 2020 from $26.6 million during the three months ended March 31, 2019. The decrease in revenues from services and fees is a result of a decrease in subscription services of $3.6 million and a decrease in advertising licensing and other of $1.3 million. Management expects revenues from the Principal Investments - United Online and magicJack segment to continue to decline year over year.

Revenues from services and fees in the Brands segment were $3.8 million for the three months ended March 31, 2020. We established the Brands segment in 2019 following the acquisition of a majority interest in BR Brands on October 28, 2019. The primary source of revenue included in this segment is the licensing of trademarks.

Trading income and fair value adjustments on loans decreased to a loss of $182.4 million for the three months ended March 31, 2020 from a gain of $25.9 million for the three months ended March 31, 2019. The $182.4 million loss for the three months ended March 31, 2020 includes realized and unrealized amounts earned on investments made in our proprietary trading account of $164.5 million and unrealized amounts on our loans receivable at fair value of $17.9 million.

Interest income – loans and securities lending increased $10.4 million, to $21.9 million during the three months ended March 31, 2020 from $11.4 million during the three months ended March 31, 2019. Interest income from securities lending was $10.1 million and $9.3 million during the three months ended March 31, 2020 and 2019, respectively. Interest income from loans was $11.7 million and $2.1 million during the three months ended March 31, 2020 and 2019, respectively. The increase in interest income on loans was primarily due to the increase in lending activities in our Capital Markets segment which included an increase in loans receivable to $326.3 million at March 31, 2020 from $87.5 million at March 31, 2019.

Sale of Goods, Cost of Goods Sold and Gross Margin

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
		Principal			Principal
		Investments -			Investments -
	Auction	United		Auction	United
	and Liquidation	Online and magicJack		and Liquidation	Online and magicJack
	Segment	Segment	Total	Segment	Segment	Total
Revenues - Sale of Goods	$—	$1,004	$1,004	$—	$945	$945
Cost of goods sold	29	740	769	14	1,105	1,119
Gross margin on sale of goods	$(29)	$264	$235	$(14)	$(160)	$(174)

Gross margin percentage	(100.0%)	26.3%	23.4%	(100.0%)	(16.9%)	(18.4%)

 Revenues from the sale of goods increased $0.1 million, to $1.0 million during the three months ended March 31, 2020 from $0.9 million during the three months ended March 31, 2019. The increase in revenues from sale of goods were attributable to $0.1 million of sales of magicJack devices that are sold in connection with VoIP services. Cost of goods sold for the three months ended March 31, 2020 was $0.8 million, resulting in a gross margin of 23.4%.

Operating Expenses

Direct Cost of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
		Principal			Principal
		Investments -			Investments -
	Auction	United		Auction	United
	and Liquidation	Online and magicJack		and Liquidation	Online and magicJack
	Segment	Segment	Total	Segment	Segment	Total
Revenues - Services and fees	$20,661	21,718		$20,709	$26,590
Direct cost of services	14,816	5,136	$19,952	6,274	7,842	$14,116
Gross margin on services and fees	$5,845	$16,582		$14,435	$18,748

Gross margin percentage	28.3%	76.4%		69.7%	70.5%

Total direct costs increased $5.8 million, to $20.0 million during the three months ended March 31, 2020 from $14.1 million during the three months ended March 31, 2019. Direct costs of services increased by $8.5 million in the Auction and Liquidation segment partially offset by a decrease of $2.7 million in the Principal Investments — United Online and magicJack segment. The increase in direct costs in the Auction and Liquidation segment was primarily due to mix of engagement types performed during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The decrease in direct costs in the Principal Investments — United Online and magicJack segment was primarily as a result of the sale of a division of magicJack in the second quarter of 2019.

Auction and Liquidation

Gross margin in the Auction and Liquidation segment for services and fees decreased to 28.3% of revenues during the three months ended March 31, 2020, as compared to 69.7% of revenues during the three months ended March 31, 2020. The decrease in margin in the Auction and Liquidation segment is due to the mix of engagement types between guarantee and commission and fees engagements performed during the three months ended March 31, 2020 as compared to the prior year period.

Principal Investments—United Online and magicJack

Gross margins in the Principal Investments — United Online and magicJack segment increased to 76.4% of revenues during the three months ended March 31, 2020, as compared to 70.5% of revenues during the three months ended March 31, 2020. The increase in margin in the Principal Investments — United Online and magicJack segment is primarily due to the sale of a division of magicJack in the second quarter of 2019.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended March 31, 2020 and 2019 were comprised of the following:

Selling, General and Administrative Expenses

	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$55,816	63.7%	$64,665	68.1%	$(8,849)	(13.7%)
Auction and Liquidation segment	1,527	1.7%	2,917	3.1%	(1,390)	(47.7%)
Valuation and Appraisal segment	6,908	7.9%	7,220	7.6%	(312)	(4.3%)
Principal Investments - United Online and magicJack segment	8,342	9.5%	10,483	11.0%	(2,141)	(20.4%)
Brands segment	1,618	1.8%	—	0.0%	1,618	100.0%
Corporate and Other segment	13,533	15.4%	9,679	10.2%	3,854	39.8%
Total selling, general & administrative expenses	$87,744	100.0%	$94,964	100.0%	$(7,220)	(7.6%)

Total selling, general and administrative expenses decreased approximately $7.2 million to $87.7 million during the three months ended March 31, 2020 from $95.0 million for the three months ended March 31, 2019. The decrease of approximately $7.2 million in selling, general and administrative expenses was due to a decrease of $8.8 million in the Capital Markets segment, a decrease of $1.4 million in the Auction and Liquidation segment, a decrease of $0.3 million in the Valuation and Appraisal segment, a decrease of $2.1 million in the Principal Investments — United Online and magicJack segment, partially offset by an increase of $1.6 million in the Brands segment and an increase of $3.9 million in the Corporate and Other segment.

Capital Markets

Selling, general and administrative expenses in the Capital Markets segment decreased by $8.8 million to $55.8 million during the three months ended March 31, 2020 from $64.7 million during the three months ended March 31, 2019. The decrease was primarily due to a decrease of $25.8 million in consulting expenses partially offset by increases of $15.1 million in payroll and related expenses.

Auction and Liquidation

Selling, general and administrative expenses in the Auction and Liquidation segment decreased by $1.4 million to $1.5 million during the three months ended March 31, 2020 from $2.9 million during the three months ended March 31, 2019. The decrease in selling, general and administrative expenses in the Auction and Liquidation segment was primarily due to a decrease of $1.2 million in payroll and related expenses.

Valuation and Appraisal

Selling, general and administrative expenses in the Valuation and Appraisal segment decreased by $0.3 million to $6.9 million during the three months ended March 31, 2020 from $7.2 million during the three months ended March 31, 2019. The decrease in selling, general and administrative expenses in the Valuation and Appraisal segment was primarily due to a decrease of $0.4 million in payroll and related expenses.

Principal Investments — United Online and magicJack

Selling, general and administrative expenses in the Principal Investments — United Online and magicJack segment decreased $2.1 million to $8.3 million for the three months ended March 31, 2020 from $10.5 million for the three months ended March 31, 2019. The decrease in selling, general and administrative expenses in the Principal Investments — United Online and magicJack segment is primarily due to a decrease of $0.8 million in payroll and related expenses and $0.5 million in legal expenses.

Brands

Selling, general and administrative expenses in the Brands segment was $1.6 million for the three months ended March 31, 2020. We established the Brands segment in 2019 following the acquisition of a majority equity interest in BR Brands on October 28, 2019.

Corporate and Other

Selling, general and administrative expenses for the Corporate and Other segment increased approximately $3.8 million to $13.5 million during the three months ended March 31, 2020 from $9.7 million for the three months ended March 31, 2019. The increase of expenses in the Corporate and Other segment for the three months ended March 31, 2020 was primarily due to recording a pre-acquisition litigation claim related to one of our acquired subsidiaries of $10.2 million in other expenses partially offset by a gain of $1.6 million on extinguishment of debt from the repurchase of senior notes and a decrease of $5.5 million in professional fees.

 Impairment of tradenames. Due to the impact of the COVID-19 outbreak on economic activity and market volatility, we tested our intangible assets as of March 31, 2020 and made the determination that the indefinite-lived tradenames in the Brands segment were impaired. In the three months ended March 31, 2020, the Company recognized impairment of $4.0 million on the indefinite-lived tradenames.

Other Income (Expense). Other income included interest income of $0.2 million during the three months ended March 31, 2020 and $0.6 million during the three months ended March 31, 2019. Interest expense was $15.7 million during the three months ended March 31, 2020 compared to $10.8 million during the three months ended March 31, 2019. The increase in interest expense during the three months ended March 31, 2020 was primarily due to an increase in interest expense of $5.5 million from the issuance of senior notes due in 2021, 2023, 2024, 2025, 2026 and 2027, partially offset by a decrease in interest expense of $0.4 million from the term loan dated December 2018 and a decrease in interest expense on our asset based credit facility and other of $0.2 million. Other income in the three months ended March 31, 2020 included a loss on equity investments of $0.2 million income on equity investments compared to $3.8 million in the prior year period.

(Loss) Income Before Income Taxes. Loss before income taxes was $136.8 million during the three months ended March 31, 2020 compared to income before income taxes of $11.1 million during the three months ended March 31, 2019. The decrease in income before income taxes was primarily due to a decrease in revenues of approximately $142.3 million, an increase in interest expense of $4.9 million, an increase in operating expenses of $3.8 million and a decrease in interest income of $0.4 million, partially offset by a decrease in loss from equity investments of $3.5 million, as discussed above.

Benefit (Provision) for Income Taxes. Benefit from income taxes was $37.5 million during the three months ended March 31, 2020 compared to provision for income taxes of $3.1 million during the three months ended March 31, 2019. The effective income tax rate was a benefit of 27.4% for the three months ended March 31, 2020 as compared to a provision of 28.0% for the three months ended March 31, 2019.

Net Loss Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interests represents the proportionate share of net income generated by BR Brand, 20% of the membership interest of which we do not own and Great American Global Partners, LLC, 50% of the membership interest of which we do not own. The net loss attributable to noncontrolling interests was $0.6 million during the three months ended March 31, 2020 compared to $44 thousand during the three months ended March 31, 2019.

Net (Loss) Income Attributable to the Company. Net loss attributable to the Company for the three months ended March 31, 2020 was $98.7 million, from net income attributable to the Company of $8.0 million for the three months ended March 31, 2019. The decrease in net income attributable to the Company during the three months ended March 31, 2020 as compared to the same period in 2019 was primarily due to a decrease in operating income of $146.1 million, an increase in interest expense of $4.9 million and a decrease in interest income of $0.4 million and an increase in loss attributable to noncontrolling interest of $0.5 million, partially offset by an increase in benefit from income taxes of $40.6 million and a decrease in loss from equity investments of $3.5 million.

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

Net (Loss) Income Available to Common Shareholders. Net loss available to common shareholders for the three months ended March 31, 2020 was $99.7 million, from net income available to common shareholders of $8.0 million for the three months ended March 31, 2019. The increase in net loss available to common shareholders during the three months ended March 31, 2020 as compared to the same period in 2019 was primarily due to a decrease in operating income of $146.1 million, an increase in interest expense of $4.9 million, a decrease in interest income of $0.4 million and an increase in loss attributable to noncontrolling interest of $0.5 million and an increase in preferred stock dividends of $1.1 million, partially offset by an increase in benefit from income taxes of $40.6 million and a decrease in loss from equity investments of $3.5 million.

Liquidity and Capital Resources

Our operations are funded through a combination of existing cash on hand, cash generated from operations, borrowings under our senior notes payable, term loan and credit facility, and special purposes financing arrangements.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected.

During the three months ended March 31, 2020 and 2019, we generated net loss of $99.2 million and net income of $8.0 million, respectively. Our cash flows and profitability are impacted by the number and size of retail liquidation and capital markets engagements performed on a quarterly and annual basis.

As of March 31, 2020, we had $124.2 million of unrestricted cash and cash equivalents, $0.5 million of restricted cash, $287.8 million of securities and other investments held at fair value, $326.3 million of loans receivable, and $939.7 million of borrowings outstanding. The borrowings outstanding of $939.7 million at March 31, 2020 included (a) $125.5 million of borrowings from the issuance of the 7.50% 2027 Notes, (b) $122.5 million of borrowings from the issuance of the 7.25% 2027 Notes, (c) $127.4 million of borrowings from the issuance of the 7.375% 2023 Notes, (d) $113.1 million of borrowings from the issuance of the 6.875% 2023 Notes, (e) $110.5 million of borrowings from the issuance of the 6.75% 2024 Notes, (f) $134.7 million of borrowings from the issuance of the 6.50% 2026 Notes, (g) $130.9 million of borrowings from the issuance of the 6.375% 2025 Notes, (h) $61.9 million term loan borrowed pursuant to the BRPAC Credit Agreement discussed below, (i) $0.7 million of notes payable, and (j) $12.4 million of loan participations sold. We believe that our current cash and cash equivalents, securities and other investments owned, funds available under our asset based credit facility, and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from issuance date of the accompanying financial statements. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and execute on our business plan.

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. On May 8, 2020, we declared a quarterly dividend of $0.25 per share which will be paid on or about June 10, 2020 to stockholders of record as of June 1, 2020. During the year ended December 31, 2019, we paid cash dividends on our common stock of $41.1 million. On March 3, 2020, the Board of Directors announced an increase to the regular quarterly dividend from $0.175 per share to $0.25 per share. While it is the Board’s current intention to make regular dividend payments of $0.25 per share each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

A summary of our common stock dividend activity for the three months ended March 31, 2020 and the year ended December 31, 2019 was as follows:

			Regular	Special	Total
		Stockholder	Dividend	Dividend	Dividend
Date Declared	Date Paid	Record Date	Amount	Amount	Amount
March 3, 2020	March 31, 2020	March 17, 2020	$0.25	$0.10	$0.35
October 30, 2019	November 26, 2019	November 14, 2019	0.175	0.475	0.650
August 1, 2019	August 29, 2019	August 15, 2019	0.175	0.325	0.500
May 1, 2019	May 29, 2019	May 15, 2019	0.08	0.18	0.26
March 5, 2019	March 26, 2019	March 19, 2019	0.08	0.00	0.08

Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July and October. As of March 31, 2020, dividends in arrears in respect of the Depositary Shares were $725. On January 9, 2020, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on January 31, 2020 to holders of record as of the close of business on January 21, 2020. On April 13, 2020, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on April 30, 2020 to holders of record as of the close of business on April 23, 2020.

Our principal sources of liquidity to finance our business are our existing cash on hand, cash generated from operations, borrowings under our senior notes payable, term loan and credit facility, issuances of common and preferred stock and special purpose financing arrangements.

Cash Flow Summary

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in thousands)
Net cash provided by (used in):
Operating activities	$455	$8,924
Investing activities	(71,492)	(26,513)
Financing activities	92,332	8,241
Effect of foreign currency on cash	(1,332)	23
Net increase (decrease) in cash, cash equivalents and restricted cash	$19,963	$(9,325)

Cash provided by in operating activities was $0.5 million during the three months ended March 31, 2020 compared to $8.9 million during the three months ended March 31, 2019. Cash provided by operating activities for the three months ended March 31, 2020 included net loss of $99.2 million adjusted for noncash items of $24.9 million and changes in operating assets and liabilities of $74.8 million. Noncash items of $24.9 million include (a) depreciation and amortization of $5.0 million, (b) share-based compensation of $5.3 million, (c) loss on equity investments of $0.2 million, (d) fair value adjustments of $17.9 million, (e) provision for doubtful accounts of $0.7 million, (f) income allocated for mandatorily redeemable noncontrolling interests of $0.2 million, (g) other noncash interest and other of $2.8 million, (h) deferred income taxes of $4.3 million, (i) impairment of intangibles and loss on disposal of fixed assets of $4.0 million and (j) gain on extinguishment of debt of $1.6 million.

Cash used in investing activities was $71.5 million during the three months ended March 31, 2020 compared to cash used in investing activities of $26.5 million for the three months ended March 31, 2019. During the three months ended March 31, 2020, cash used in investing activities consisted of cash used for loans receivable of $115.3 million, repayments of loan participations sold of $0.2 million and cash used for purchases of property and equipment of $0.4 million, offset by cash received from loans receivable repayment of $42.1 million, sale of a loan receivable to a related party of $1.8 million, and dividends from equity investments of $0.6 million. During the three months ended March 31, 2019, cash used in investing activities consisted of cash used for loans receivable of $20.2 million, cash used for equity investments of $10.6 million and cash used for purchases of property and equipment of $1.7 million, cash received from loans receivable repayment of $5.5 million and dividends from equity investments of $0.4 million.

Cash provided by financing activities was $92.3 million during the three months ended March 31, 2020 compared to cash provided by financing activities of $8.2 million during the three months ended March 31, 2019. During the three months ended March 31, 2020, cash provided by financing activities primarily consisted of $171.1 million proceeds from issuance of senior notes and $4.6 million proceeds from issuance of preferred stock, offset by (a) $37.1 million used to repay our asset based credit facility, (b) $24.1 million used to repurchase our common stock, (c) $9.6 million used to pay dividends on our common shares, (d) $4.8 million use for repayment on our term loan, (e) $1.8 million used to repurchase our senior notes, (f) $2.7 million used to pay debt issuance costs, (g) $1.3 million distribution to noncontrolling interests, (h) $1.1 million used to pay dividends on our preferred shares (i) $0.5 million used for payment of employment taxes on vesting of restricted stock and (j) $0.4 million used to repay our other notes payable. During the three months ended March 31, 2019, cash provided by financing activities primarily consisted of $10.0 million proceeds from our term loan, $5.0 million proceeds from issuance of senior notes, offset by (a) $2.6 million used to buyback our common stocks, (b) $2.6 million used to pay cash dividends on our common stocks, (c) $0.7 million used for payment of employment taxes on vesting of restricted stock (d) $0.4 million used for repayment of notes payable, approximately $0.2 million used for debt issuance costs and (e) $0.3 million distribution to noncontrolling interests.

Credit Agreements

On April 21, 2017, we amended the asset based credit facility agreement (as amended, the “Credit Agreement”) with Wells Fargo Bank to increase the maximum borrowing limit from $100.0 million to $200.0 million. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. The Credit Agreement continues to allow for borrowings under the separate credit agreement (a “UK Credit Agreement”) which was dated March 19, 2015 with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom with borrowings up to 50.0 million British Pounds. Any borrowing on the UK Credit Agreement reduce the availability of the asset based $200.0 million credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. The Credit Agreement continues to include the addition of our Canadian subsidiary, from the October 5, 2016 amendment to the Credit Agreement, to facilitate borrowings to fund retail liquidation transactions in Canada. From time to time, we utilize this credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. Subject to certain limitations and offsets, we are permitted to borrow up to $200.0 million under the credit facility, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect). Borrowings under the credit facility are only made at the discretion of the lender and are generally required to be repaid within 180 days. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related credit agreement. We typically seek borrowings on an engagement-by- engagement basis. The credit agreement governing the credit facility contains certain covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. There was no outstanding balance on this credit facility at March 31, 2020. The outstanding balance on this credit facility was $37.1 million at December 31, 2019. At March 31, 2020, there were no open letters of credit outstanding.

On December 19, 2018, BRPI Acquisition Co LLC (“BRPAC”), a Delaware limited liability company, UOL, and YMAX Corporation, Delaware corporations (collectively, the “Borrowers”), indirect wholly owned subsidiaries of the Company, in the capacity of borrowers, entered into a credit agreement with the Banc of California, N.A. in the capacity as agent and lender and with the other lenders party thereto (the “BRPAC Credit Agreement”). Under the BRPAC Credit Agreement, we borrowed $80.0 million due December 19, 2023. Pursuant to the terms of the BRPAC Credit Agreement, we may request additional optional term loans in an aggregate principal amount of up to $10.0 million at any time prior to the first anniversary of the agreement date. On February 1, 2019, the Borrowers entered into the First Amendment to Credit Agreement and Joinder with City National Bank as a new lender in which the new lender extended to Borrowers the additional $10.0 million as further discussed in Note 9 to the accompanying financial statements. The borrowings under the BRPAC Credit Agreement bear interest equal to the LIBOR plus a margin of 2.50% to 3.00% depending on the Borrowers’ consolidated total funded debt ratio as defined in the BRPAC Credit Agreement.

Borrowings under the BRPAC Credit Agreement are due in quarterly installments commencing on March 31, 2019 with any remaining amounts outstanding due at maturity. For the $80.0 million loan, quarterly installments from March 31, 2020 to December 31, 2022 are $4.2 million per quarter and from March 31, 2023 to December 31, 2023, the quarterly installments are $2.1 million per quarter. For the $10.0 million loan, quarterly installments from March 31, 2020 to December 31, 2022 are $0.6 million per quarter and from March 31, 2023 to December 31, 2023, the quarterly installments are $0.3 million per quarter. At March 31, 2020 and December 31, 2019, the outstanding balance of the term loan was $61.9 million (net of unamortized debt issuance costs of $0.5 million) and $66.7 million (net of unamortized debt issuance costs of $0.6 million), respectively.

Senior Note Offerings

During the three months ended March 31, 2020, we issued $38.8 million of senior notes due with maturities dates ranging from May 2023 to December 2027 pursuant to At the Market Issuance Sales Agreements with B. Riley FBR, Inc. which governs the program of at-the-market sales of our senior notes. We filed a series of prospectus supplements with the SEC which allowed us to sell these senior notes.

On February 12, 2020, we issued $132.3 million of senior notes due in February 2025 (“6.375% 2025 Notes”) pursuant to the prospectus supplement dated February 10, 2020. Interest on the 6.375% 2025 Notes is payable quarterly at 6.375%. The 6.375% 2025 Notes are unsecured and due and payable in full on February 28, 2025. In connection with the issuance of the 6.375% 2025 Notes, we received net proceeds of $129.2 million (after underwriting commissions, fees and other issuance costs of $3.0 million).

During March 2020, we repurchased bonds with an aggregate face value of $3.4 million for $1.8 million resulting in a gain net of expenses of $1.6 million as of March 31, 2020. As part of the repurchase, we paid $30 thousand in interest accrued through the date of each respective repurchase.

At March 31, 2020 and December 31, 2019, the total senior notes outstanding was $853.5 million (net of unamortized debt issue costs of $11.1 million) and $688.1 million (net of unamortized debt issue costs of $8.9 million) with a weighted average interest rate of 6.94% and 7.05%, respectively. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes totaled $14.3 million and $8.9 million for the three months ended March 31, 2020 and 2019, respectively.

On February 14, 2020, we entered into a new At Market Issuance Sales Agreement (the “February 2020 Sales Agreement”) with B. Riley FBR, Inc. governing a program of at-the-market sales of certain of our senior notes. The most recent sales agreement prospectus was filed by us with the SEC on February 14, 2020 (the “February 2020 Sales Agreement Prospectus”). The Sales Agreement Prospectus allows us to sell up to $150.0 million of certain of our senior notes pursuant to an effective Registration Statement on Form S-3. As of March 31, 2020, we had $148.4 million remaining availability under the February 2020 Sales Agreement.

Off Balance Sheet Arrangements

As part of our investment banking and financial services activities, from time to time we enter into guaranties of debt, commitments of other entities, and similar transactions that may be considered off-balance sheet arrangements.

B&W Credit Agreement and Backstop

On January 31, 2020, the Company provided Babcock & Wilcox Enterprises, Inc. (“B&W”) $30 million of additional Tranche A-4 last out term loans pursuant to Amendment No. 20 (“Amendment No. 20”) to the Credit Agreement, dated May 11, 2015 (as amended to date, the “B&W Credit Agreement”) with Bank of America, N.A., as administrative agent and lender, and the other lenders party thereto. The Company is a lender with respect to B&W’s existing last out term loans under the Credit Agreement. Kenneth Young, our President, is the Chief Executive Officer of B&W. Pursuant to Amendment No. 20, B&W and the lenders, including the Company, also agreed upon a term sheet pursuant to which B&W would undertake a refinancing transaction on or prior to May 11, 2020 (the “Refinancing”) and B&W and the lenders, including the Company, would amend and restate the Credit Agreement on the terms specified therein. As part of the Refinancing, the size of B&W’s board of directors may also be reduced to 5 members, with the Company retaining the ability to appoint 2 members. On January 31, 2020, B&W also entered into a letter agreement with the Company (the “Backstop Commitment Letter”) pursuant to which the Company agreed to fund any shortfall in the $200 million of new debt or equity financing required as part of the terms of the Refinancing to the extent such amounts have not been raised from third parties on the same terms contemplated by the Refinancing. The Company, B&W and the lenders that are a party to B&W’s existing credit agreement are in negotiations to amend and restate B&W’s existing credit agreement, which would include, among other things, an extension of the maturity of amounts outstanding under the credit facility, the termination of the Backstop Commitment Letter, the commitment by an affiliate of the Company to provide up to $70.0 million in additional term loan financing incrementally over the duration of the amended credit facility, and a limited guaranty by the Company of B&W’s obligations under the amended credit facility.

Franchise Group Commitment Letter and Loan Participant Guaranty

Commitment Letter

On February 14, 2020, affiliates of Franchise Group, Inc. (collectively with all of its affiliates, “FRG”) entered into an ABL Credit Agreement (the “Franchise Credit Agreement”), with GACP Finance Co., LLC (“GACP Finance”) as administrative agent and collateral agent, and the lenders from time to time party thereto, pursuant to which the lenders provided an asset based credit facility to FRG in an aggregate principal amount of $100.0 million. In connection with the Franchise Credit Agreement, the Company entered into a commitment letter, dated as of February 14, 2020 (the “Commitment Letter”), pursuant to which the Company committed to provide a $100.0 million asset based lending facility to FRG, on April 14, 2020 if, on or before such date, the obligations under the Franchise Credit Agreement are not refinanced in full. On May 1, 2020, we extended our commitment under the Commitment Letter until 30 days prior to the maturity date which is currently set forth in the Franchise Credit Agreement as September 30, 2020.

The Loan Participant Guaranty

On February 14, 2020 FRG, the lenders from time to time party thereto and GACP Finance as administrative agent, entered into a Credit Agreement (the “Term Loan Credit Agreement”), pursuant to which the lenders provided a term loan facility to FRG in an aggregate principal amount of $575.0 million.

On February 19, 2020, the Company entered into a limited guaranty (the “Loan Participant Guaranty”) to one of the lenders under the Term Loan Credit Agreement (the “Loan Participant”) pursuant to which the Company guaranteed the payment when due of certain obligations, including principal, interest, and other amounts payable to the Loan Participant under the Term Loan Credit Agreement in an amount not to exceed $50.0 million plus certain expenses of the Loan Participant and certain protective advances related to such guaranteed obligations (the “Loan Participant Guaranteed Obligations”). The Loan Participant may require payment of the Loan Participant Guaranteed Obligations by the Company upon the occurrence of certain guarantor events of default, including payment or bankruptcy events of default, in each case pursuant to the Term Loan Credit Agreement. The Loan Participant Guaranty remains in effect until the date that the Loan Participant Guaranteed Obligations have been paid in full.

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

Contractual Obligations

In February 2020, we issued $132.3 million of our 6.375% 2025 Notes, which are due and payable in full on February 28, 2025. As a result, our total senior notes payable increased to $1,117.0 million as of March 31, 2020 and our senior notes payable due in more than 5 years increased to $560.5 million. Additionally, our total contractual obligations increased to $1,295.8 million and our total payments due in more than 5 years increased to $585.2 million. There were no other material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Standards

See Note 2(v) to the accompanying financial statements for recent accounting pronouncements we have not yet adopted and recently adopted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

B. Riley’s primary exposure to market risk consists of risk related to changes in interest rates. B. Riley has not used derivative financial instruments for speculation or trading purposes.

Interest Rate Risk

Our primary exposure to market risk consists of risk related to changes in interest rates. We utilize borrowings under our senior notes payable and credit facilities to fund costs and expenses incurred in connection with our acquisitions and retail liquidation engagements. Borrowings under our senior notes payable are at fixed interest rates and borrowings under our credit facilities bear interest at a floating rate of interest. We invest in loans receivable that primarily bear interest at floating rates of interest.

The primary objective of our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income we receive from investments without significantly increasing risk. To achieve these objectives, our investments allow us to maintain a portfolio of cash equivalents, short-term investments through a variety of securities owned that primarily includes common stocks, corporate bonds and investments in partnership interests, and loans receivable. Our cash and cash equivalents through March 31, 2020 included amounts in bank checking and liquid money market accounts. We may be exposed to interest rate risk through trading activities in convertible and fixed income securities as well as U.S. Treasury securities, however, based on our daily monitoring of this risk, we believe we currently have limited exposure to interest rate risk in these activities.

Foreign Currency Risk

The majority of our operating activities are conducted in U.S. dollars. Revenues generated from our foreign subsidiaries totaled $0.9 million for the three months ended March 31, 2020 or 0.6% of our services and fees revenues of $159.3 million during the three months ended March 31, 2020. The financial statements of our foreign subsidiaries are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive loss. Transaction gains (losses), which were included in our condensed consolidated statements of operations, amounted to a gain of $0.9 million and a gain of $0.2 million during the three months ended March 31, 2020 and 2019, respectively. We may be exposed to foreign currency risk; however, our operating results during the three months ended March 31, 2020 included less than $1.0 million of revenues from our foreign subsidiaries and a 10% appreciation of the U.S. dollar relative to the local currency exchange rates would result in less than $0.1 million increase in our operating income and a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net decrease in our operating income of less than $0.1 million for the three months ended March 31, 2020.

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

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that as of March 31, 2020 our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation

Management has been implementing and continues to implement measures designed to ensure that the control deficiency contributing to the material weakness as of December 31, 2019 is remediated, such that the controls are designed, implemented, and operating effectively. The remediation actions include: (i) creating a related party oversight function and (ii) enhancing the related party policies and procedures with a specific focus on related party disclosures.

While we believe that these actions will be sufficient to remediate the material weakness, it will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2020.

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

On January 5, 2017, complaints filed in November 2015 and May 2016 naming MLV & Co. (“MLV”), a broker-dealer subsidiary of FBR, as a defendant in putative class action lawsuits alleging claims under the Securities Act, in connection with the offerings of Miller Energy Resources, Inc. (“Miller”) have been consolidated. The Master Consolidated Complaint, styled Gaynor v. Miller et al., is pending in the United States District Court for the Eastern District of Tennessee, and, like its predecessor complaints, continues to allege claims under Sections 11 and 12 of the Securities Act against nine underwriters for alleged material misrepresentations and omissions in the registration statement and prospectuses issued in connection with six offerings (February 13, 2013; May 8, 2013; June 28, 2013; September 26, 2013; October 17, 2013 (as to MLV only) and August 21, 2014) with an alleged aggregate offering price of approximately $151.0 million. Court ordered mediation before a federal magistrate took place on August 6, 2019, with no resolution. In December 2019, the Court remanded the case to state court.

In July 2017, an arbitration claim was filed with FINRA by Dominick & Dickerman LLC and Michael Campbell against WSI and Gary Wunderlich with respect to the acquisition by Wunderlich Investment Company, Inc. (“WIC”) (the parent corporation of WSI) of certain assets of Dominick & Dominick LLC in 2015. The Claimants allege that respondents overvalued WIC so that the purchase price paid to the Claimants in shares of WIC stock was artificially inflated. On April 7, 2020, the arbitration panel issued an award against B. Riley Wealth Management, LLC (formerly, Wunderlich Securities, Inc.) and Gary Wunderlich holding each party jointly and severally liable for damages, costs and expenses in an aggregate amount of $11.4 million. The Company recorded a loss accrual in the consolidated financial statements during the three months ended March 31, 2020. The Company filed a petition to vacate the arbitration award in the U.S. District Court for the Southern District of New York on May 5, 2020.

In December 2015, magicJack received a Letter of Inquiry (the “2015 LOI”) from the Enforcement Bureau (the “Bureau”) of the Federal Communications Commission (“FCC”) in which the Bureau indicated that it was investigating whether magicJack was subject to the FCC’s rules applicable to interconnected VoIP providers. magicJack believes that it is not an interconnected VoIP provider under current regulations and is not subject to the FCC rules. Previously, magicJack received similar letters of inquiry in 2010 and 2013, neither of which resulted in any enforcement action. magicJack responded to the 2015 LOI in February 2016. magicJack is currently participating in discussions with the FCC regarding a potential settlement.

Item 1A. Risk Factors.

Given the nature of our operations and services we provide, a wide range of factors could materially affect our operations and profitability. Changes in competitive, market and economic conditions also affect our operations. The risks and uncertainties described below are not the only risks and uncertainties facing us. Additional risks and uncertainties not presently known or that are currently considered to be immaterial may also materially and adversely affect our business operations or stock price. If any of the following risks or uncertainties occurs, our business, financial condition or operating results could materially suffer. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in this Quarterly Report on Form 10-Q could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The risk factors below amend and supersede the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our revenues and results of operations are volatile and difficult to predict.

Our revenues and results of operations fluctuate significantly from quarter to quarter, due to a number of factors. These factors include, but are not limited to, the following:

●	Our ability to attract new clients and obtain additional business from our existing client base;

●	The number, size and timing of mergers and acquisition transactions, capital raising transactions and other strategic advisory services where we act as an adviser on our Auction and Liquidation and investment banking engagements;

●	The extent to which we acquire assets for resale, or guarantee a minimum return thereon, and our ability to resell those assets at favorable prices;

●	Variability in the mix of revenues from the Auction and Liquidation and Valuation and Appraisal businesses;

●	The rate of decline we experience from our dial-up and DSL Internet access pay accounts in our UOL business as customers continue to migrate to broadband access which provides faster Internet connection and download speeds offered by our competitors;

●	The rate of growth of new service areas;

●	The types of fees we charge clients, or other financial arrangements we enter into with clients; and

●	Changes in general economic and market conditions, including the effects of the ongoing COVID-19 pandemic, or an outbreak of another highly infectious or contagious disease.

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

Conditions in the financial markets and general economic conditions, including the ongoing COVID-19 pandemic, have impacted and may continue to impact our ability to generate business and revenues, which may cause significant fluctuations in our stock price.

Our business has been in the past, and we expect it in the future to be, be materially affected by conditions in the financial market and general economic conditions, such as the level and volatility of interest rates, investor sentiment, the availability and the cost of credit, the U.S. mortgage market, the U.S. real estate market, volatile energy prices, consumer confidence, unemployment, the adverse effects of events such as outbreaks of contagious disease (such as the ongoing COVID-19 pandemic), and geopolitical issues. Further, certain aspects of our business are cyclical in nature and changes in the current economic environment may require us to adjust our sales and marketing practices and react to different business opportunities and modes of competition. If we are not successful in reacting to changing economic conditions, we may lose business opportunities which could harm our financial condition.

Adverse economic developments, like the ongoing COVID-19 pandemic, can have an unpredictable impact on our business. For example, we are more likely to conduct auctions and liquidations in connection with insolvencies and store closures during periods of economic downturn relative to periods of economic expansion; however, temporary limits on businesses due to mandated “social distancing” measures and “stay at home” work restrictions have limited our ability to conduct auctions and liquidations.

In addition, weakness or disruption in equity markets, such as the recent market volatility due to the ongoing COVID-19 pandemic, and diminished trading volume of securities could adversely impact our sales and trading business in the future. Any industry-wide declines in the size and number of underwritings and mergers and acquisitions transactions could also have an adverse effect on our investment banking revenues, which we are currently experiencing due to the ongoing COVID-19 pandemic. Reductions in the trading prices for equity securities, such as those that have occurred due to the ongoing COVID-19 pandemic, tend to reduce the transaction value of investment banking transactions, such as underwriting and mergers and acquisitions transactions, which in turn may reduce the fees we earn from these transactions. Market conditions may also affect the level and volatility of securities prices and the liquidity and value of investments in our funds and proprietary inventory, and we may not be able to manage our business’s exposure to these market conditions. In addition to these factors, deterioration in the financial markets or economic conditions, such as those that have occurred due to the ongoing COVID-19 pandemic, could materially affect our investment banking business in other ways, including the following:

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

It is difficult to predict how long the current financial market and economic conditions related to the ongoing COVID-19 pandemic will continue, whether they will further deteriorate and if they do, which of our business lines will be adversely affected. We are currently being impacted by the ongoing COVID-19 pandemic, including with respect to the above-described risks. While we are continuing to monitor the spread of COVID-19 and related risks, the rapid development and fluidity of situation precludes any prediction as to its ultimate impact on us. However, if the spread continues, such impact could grow and our business, financial condition, results of operations and cash flows could be materially adversely affected.

Global economic and political uncertainty, in particular due to the ongoing COVID-19 pandemic, could adversely affect our revenue and results of operations.

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

The ongoing COVID-19 pandemic has caused severe disruptions in the U.S. and global economy, which has impacted the business, activities, and operations of our customers, as well as our business and operations. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. Many states and localities have imposed limitations on commercial activity and public gatherings and events, as well as moratoria on evictions. Concern about the spread of COVID-19 has caused and is likely to continue to cause quarantines, business shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and overall economic and financial market instability, all of which may result a decrease in our business. Such conditions are likely to exacerbate many of the risks described elsewhere in these Risk Factors. Unfavorable economic conditions may also make it more difficult for us to access the capital markets, use the capital markets for our clients or otherwise obtain additional financing.

The continued spread of COVID-19, or a significant outbreak of another contagious disease, could negatively impact the availability of key personnel necessary to conduct our business, and the business and operations of our third-party service providers who perform critical services for our business. If COVID-19, or a future highly infectious or contagious disease, is not successfully contained, we could experience a material adverse effect on our business, financial condition, results of operations and cash flow. Among the factors outside our control that are likely to affect the impact the COVID-19 pandemic will ultimately have on our business are:

●	the pandemic’s course and severity;

●	the direct and indirect results of the pandemic, such as recessionary economic trends, including with respect to employment, wages and benefits and commercial activity;

●	political, legal and regulatory actions and policies in response to the pandemic, including the effects of restrictions on commerce or other public activities, moratoria and other suspensions of evictions or rent and related obligations;

●	the timing, magnitude and effect of public spending, directly or through subsidies, its direct and indirect effects on commercial activity and incentives of employers and individuals to resume or increase employment, wages and benefits and commercial activity;

●	the timing and availability of direct and indirect governmental support for various financial assets, and possible related distortions in market values and liquidity for such assets whose markets have or are assumed to have government support versus possibly similar assets that do not;

●	potential longer-term effects of increased government spending on the interest rate environment and borrowing costs for non-governmental parties;

●	the ability of our employees and our third-party vendors to work effectively during the course of the pandemic;

●	potential longer-term shifts toward telecommuting and telecommerce; and

●	geographic variation in the severity and duration of the COVID-19 pandemic, including in states such as New York and California where high percentages of our clients, customers and personnel are located.

We focus principally on certain sectors of the economy in our investment banking operations, and deterioration in the business environment in these sectors or a decline in the market for securities of companies within these sectors could harm our business.

Volatility in the business environment in the industries in which our clients operate or in the market for securities of companies within these industries could adversely affect our financial results and the market value of our common stock. The business environment for companies in some of these industries has been subject to high levels of volatility in recent years, and our financial results have consequently been subject to significant variations from year to year. For example, the consumer goods and services sectors are subject to consumer spending trends, which have been volatile, to mall traffic trends, which have been down, to the availability of credit, and to broader trends such as the rise of Internet retailers. Most recently, the consumer goods and services sector has been severely impacted by the ongoing COVID-19 pandemic, which has resulted in mandatory store closures of uncertain duration due to “social distancing” measures, “stay at home” work restrictions and the closing of non-essential businesses imposed to control the pandemic. Emerging markets have driven the growth of certain consumer companies but emerging market economies are fragile, subject to wide swings in GDP, and subject to changes in foreign currencies. The technology industry has been volatile, driven by evolving technology trends, by technological obsolescence, by enterprise spending, and by changes in the capital spending trends of major corporations and government agencies around the world.

Our investment banking operations focus on various sectors of the economy, and we also depend significantly on private company transactions for sources of revenues and potential business opportunities. Most of these private company clients are initially funded and controlled by private equity firms. To the extent that the pace of these private company transactions slows or the average transaction size declines due to a decrease in private equity financings, difficult market conditions, such as those due to the ongoing COVID-19 pandemic, in our target industries or other factors, our business and results of operations may be harmed.

Underwriting and other corporate finance transactions, strategic advisory engagements and related sales and trading activities in our target industries represent a significant portion of our investment banking business. This concentration of activity in our target industries exposes us to the risk of declines in revenues in the event of downturns in these industries, such as those due to the ongoing COVID-19 pandemic.

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

In addition, investment performance is one of the most important factors in retaining existing investors and competing for new asset management business. Investment performance may be poor as a result of the current or future difficult market or economic conditions, including changes in interest rates or inflation, terrorism, widespread outbreaks of disease, such as the ongoing COVID-19 pandemic, or political uncertainty, our investment style, the particular investments that we make, and other factors. Poor investment performance may result in a decline in our revenues and income by causing (i) the net asset value of the assets under our management to decrease, which would result in lower management fees to us, (ii) lower investment returns, resulting in a reduction of incentive fee income to us, and (iii) investor redemptions, which would result in lower fees to us because we would have fewer assets under management.

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

A disruption in the infrastructure that supports our business due to fire, natural disaster, health emergency (for example, the ongoing COVID-19 pandemic), power or communication failure, act of terrorism or war may affect our ability to service and interact with our clients. If we are not able to implement contingency plans effectively, any such disruption could harm our results of operations. Due to the ongoing COVID-19 pandemic, many businesses, including ours, have shifted largely to telecommuting. While we continue to evaluate the situation and invest in our technological infrastructure, the duration and effects of this shift are uncertain, but could make our operations more vulnerable.

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

Even if we make an appropriate investment decision based on the intrinsic value of an enterprise, we cannot assure you that general market conditions will not cause the market value of our investments to decline. For example, an increase in interest rates, a general decline in the stock markets, such as the recent declines in the stock markets due to the ongoing COVID-19 pandemic, or other market and industry conditions adverse to companies of the type in which we invest and intend to invest could result in a decline in the value of our investments or a total loss of our investment.

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

We incur credit risk through loans, lines of credit, guarantees and backstop commitments issued to or on behalf of businesses and individuals, and other loans collateralized by a variety of assets, including securities. Our credit risk and credit losses can increase if our loans or investments are concentrated among borrowers or issuers engaged in the same or similar activities, industries, or geographies, or to borrowers or issuers who as a group may be uniquely or disproportionately affected by economic or market conditions. The deterioration of an individually large exposure, for example due to natural disasters, health emergencies or pandemics (like the ongoing COVID-19 pandemic), acts of terrorism, severe weather events or other adverse economic events, could lead to additional loan loss provisions and/or charges-offs, or credit impairment of our investments, and subsequently have a material impact on our net income and regulatory capital.

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

Our businesses may be adversely affected by the disruptions in the credit markets, such as those due to the ongoing COVID-19 pandemic, including reduced access to credit and liquidity and higher costs of obtaining credit.

In the event existing internal and external financial resources do not satisfy our needs, we would have to seek additional outside financing. The availability of outside financing will depend on a variety of factors, such as our financial condition and results of operations, the availability of acceptable collateral, market conditions, the general availability of credit, the volume of trading activities, and the overall availability of credit to the financial services industry, all of which may be negatively impacted due to the ongoing COVID-19 pandemic.

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

Liquidity, or ready access to funds, is essential to financial services firms, including ours. Failures of financial institutions have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to our sales and trading business, and perceived liquidity issues may affect the willingness of our clients and counterparties to engage in sales and trading transactions with us. Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption, including disruptions due to the ongoing COVID-19 pandemic, or an operational problem that affects our sales and trading clients, third parties or us. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.

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

Our profitability in each reporting period is impacted by the number and size of retail liquidation and Capital Markets engagements we perform on a quarterly or annual basis. We have experienced losses with respect to our current operations and it is possible that we may continue to experience losses as we continue to expand our operations and manage disruptions due to the ongoing COVID-19 pandemic. In addition, we expect that our operating expenses will increase to the extent that we grow our business. We may not be able to generate sufficient revenues to maintain profitability.

Because of their significant stock ownership, some of our existing stockholders will be able to exert control over us and our significant corporate decisions.

Our executive officers, directors and their affiliates own or control, in the aggregate, approximately 25.4% of our outstanding common stock as of March 31, 2020. In particular, our Chairman and Co-Chief Executive Officer, Bryant R. Riley, owns or controls, in the aggregate,4,722,409 shares of our common stock or 18.2% of our outstanding common stock as of March 31, 2020. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:

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

The ongoing COVID-19 pandemic has temporarily limited our Auction and Liquidation businesses.

While we expect that our Auction and Liquidation services business will experience increased demand in the medium to long term as a result of business disruptions due to the ongoing COVID-19 pandemic, restrictions limiting travel, public gatherings and requiring store closures due to “social distancing” measures imposed to control the pandemic has temporarily limited our ability to conduct auctions and liquidations. We cannot predict when these restrictions will be relaxed or lifted or the extent to which such restrictions will materially and negatively affect our auction and liquidation businesses.

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

We also face competition for highly skilled employees with experience in our industry, which requires a unique knowledge base. We may be unable to recruit or retain other existing technical, sales and client support personnel that are critical to our ability to execute our business plan. Additionally, the ongoing COVID-19 pandemic could affect the availability of our key personnel.

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

The trading price of our common shares is subject to volatility.

On November 16, 2016, we began trading our shares on the NASDAQ Global Market. Trading of our common stock has in the past been highly volatile and the market price of shares of our common stock could continue to fluctuate substantially. Additionally, if we are not able to maintain our listing on NASDAQ, then our common stock will again be quoted for trading on an over-the-counter quotation system and may be subject to more significant fluctuations in stock price and trading volume and large bid and ask price spreads.

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

Due to the ongoing COVID-19 pandemic, most of our personnel have shifted to working remotely and we cannot predict the duration of this shift. While we have made substantial investments on our information security infrastructure, this shift has could put stress on our information security infrastructure and increase the risk of a data breach.

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

Our website infrastructure and the website infrastructure of UOL may be vulnerable to computer viruses, hacking or similar disruptive problems caused by customers, other Internet users, other connected Internet sites, and the interconnecting telecommunications networks. Such problems caused by third-parties could lead to interruptions, delays or cessation of service to the customers of the UOL products and services. Inappropriate use of the Internet by third-parties could also potentially jeopardize the security of confidential information stored in our computer system, which may deter individuals from becoming customers. There can be no assurance that any such measures would not be circumvented in future. Dealing with problems caused by computer viruses or other inappropriate uses or security breaches may require interruptions, delays or cessation of service to customers, which could have a material adverse effect on our business, financial condition and results of operations. The ongoing COVID-19 pandemic has put increased strain on the internet due to, among other things, an increase in remote work and the effects on our business are difficult to estimate.

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

Many factors out of our control could interfere with our ability to market, license, implement or support magicJack products with any of our channels, which in turn could harm our business. These factors include, but are not limited to, a change in the business strategy of magicJack’s channels, the introduction of competitive product offerings by other companies that are sold through one or more of its channels, potential contract defaults by one or more of its channels, bankruptcy of one or more distribution channel, or changes in ownership or management of one or more of its channels. For example, in February 2015, RadioShack Corporation, one of magicJack’s retail customers, filed a voluntary petition in bankruptcy court. magicJack was owed $1.3 million by RadioShack which it did not collect and sales to RadioShack were ceased to limit exposure. magicJack made limited sales to the RadioShack entity that emerged from the bankruptcy proceedings and terminated its relationship with that entity effective as of October 27, 2016. Some of magicJack’s competitors may have stronger relationships with its channels than magicJack does or offer more favorable terms with respect to their products, and magicJack has limited control, if any, as to whether those channels implement its products rather than its competitors’ products or whether they devote resources to market and support its competitors’ products rather than its offerings. If magicJack fails to maintain relationships with these channels, fails to develop new channels, fails to effectively manage, train, or provide incentives to existing channels or if these channels are not successful in their sales efforts, sales of magicJack’s products may decrease and our operating results would suffer. The independent retailers we rely on may be impacted by the ongoing COVID-19 pandemic, which has resulted in mandatory store closures of uncertain duration due to “social distancing” measures imposed to control the pandemic and they may be limited in their ability to sell magicJack devices to customers.

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

The consumer goods and services sector has been severely impacted by the ongoing COVID-19 pandemic, which has resulted in mandatory store closures of uncertain duration due to “social distancing” measures imposed to control the pandemic and our licensees may have difficulty selling their merchandise and meeting their financial obligations to us.

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

Our senior notes include: (a) the 6.875% 2023 Notes with an aggregate principal amount of approximately $113.1 million; (b) the 7.375% 2023 Notes with an aggregate principal amount of approximately $127.4 million, (c) the 7.25% 2027 Notes with an aggregate principal amount of $122.5 million; (d) the 7.50% 2027 Notes with an aggregate principal amount of $125.5 million; (e) the 2024 Notes with an aggregate principal amount of approximately $110.5 million; (f) the 2026 Notes with an aggregate principal amount of approximately $134.7 million and (g) the 2025 Notes with an aggregate principal amount of approximately $130.9 million. The Company periodically enters into At Market Issuance Sales Agreements with B. Riley FBR. Most recently, the Company entered into the February 2020 Sales Agreement on February 14, 2020. Pursuant to the February 2020 Sales Agreement, the Company may sell from time to time, at the Company’s option, up to the aggregate principal amount of $150,000,000 of the 7.25% 2027 Notes, 7.375% 2023 Notes, 6.875% 2023 Notes, 2024 Notes, 2026 Notes, 2025 Notes and Depositary Shares. At March 31, 2020, the Company had $148.4 million available for offer and sale pursuant to the February 2020 Sales Agreement.

On December 19, 2018, BRPI Acquisition Co LLC (“BRPAC”), a Delaware limited liability company, UOL, and YMAX Corporation, a Delaware corporation (collectively, the “Borrowers”), indirect wholly owned subsidiaries of ours, in the capacity of borrowers, entered into a credit agreement with the Banc of California, N.A. in the capacity as agent and lender and with the other lenders party thereto (the “BRPAC Credit Agreement”). Under the BRPAC Credit Agreement, we borrowed $80.0 million due December 19, 2023. Pursuant to the terms of the BRPAC Credit Agreement, we may request additional optional term loans in an aggregate principal amount of up to $10.0 million at any time prior to the first anniversary of the agreement date. On February 1, 2019, the Borrowers entered into the First Amendment to Credit Agreement and Joinder with City National Bank as a new lender in which the new lender extended to Borrowers the additional $10.0 million as further discussed in Note 9 to the accompanying financial statements. In April 2017, we amended our Credit Agreement with Wells Fargo Bank (the “Wells Fargo Credit Agreement”) to increase our retail liquidation line of credit from $100 million to $200 million.

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

The 7.25% 2027 Notes are quoted on Nasdaq under the symbol “RILYG,” the 7.50% 2027 Notes are quoted on Nasdaq under the symbol “RILYZ,” the 7.375% 2023 Notes are quoted on Nasdaq under the symbol “RILYH,” the 6.875% 2023 Notes are quoted on Nasdaq under the symbol “RILYI,” the 2024 Notes are quoted on Nasdaq under the symbol “RILYO,” the 2026 Notes are quoted on Nasdaq under the symbol “RILYN,” and the 2025 Notes are quoted on Nasdaq under the symbol “RILYM.” We cannot provide any assurances that an active trading market will develop for our senior notes or that our senior note holders will be able to sell their senior notes. If the senior notes are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. Accordingly, we cannot assure our senior note holders that a liquid trading market will develop for our senior notes, that our senior note holders will be able to sell our senior notes at a particular time or that the price our senior note holders receive when they sell will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for our senior notes may be harmed. Accordingly, our senior note holders may be required to bear the financial risk of an investment in our senior notes for an indefinite period of time.

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

Exhibit Index

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

4.1	Third Supplemental Indenture, dated as of February 12, 2020, by and between the Company and The Bank of New York Mellon Trust Company National Association, as Trustee	8-K	4.4	2/12/2020

4.2	Form of 6.375% Senior Note due 2025 (included in Exhibit 4.1)	8-K	4.4	2/12/2020

10.1*	Commitment Letter, dated as of February 14, 2020, by and between the Company and Franchise Group, Inc.

10.2*	Loan Participant Guaranty, dated as of February 19, 2020, by the Company in favor of the Loan Participant

10.3*	CIBC Guaranty, dated as of February 14, 2020, by the Company in favor of CIBC Bank USA, as administrative agent

10.4*	Amendment No. 20 to Credit Agreement, dated as of January 31, 2020, by and among Babcock & Wilcox Enterprises, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto, including the Company

10.5* ^	Backstop Commitment Letter, dated as of January 31, 2020, by and between the Company and Babcock & Wilcox Enterprises, Inc.

10.6	Underwriting Agreement, dated as of February 10, 2020, by and among the Company and B. Riley FBR, Inc., as representative of the several underwriters named therein.	8-K	1.1	2/12/2020

10.7	At Market Issuance Sales Agreement, dated as of February 14, 2020, by and between B. Riley Financial, Inc. and B. Riley FBR, Inc.	S-3	1.2	2/14/2020

31.1*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.3*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement

^	The Company has omitted certain information contained in this exhibit pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and, if publicly disclosed, would likely cause competitive harm to the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B. Riley Financial, Inc.

Date: May 11, 2020	By:	/s/ PHILLIP J. AHN
		Name:	Phillip J. Ahn
		Title:	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)