Form 10-Q
period 2020-06-30
B. Riley Financial, Inc.
filed 2020-08-03
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 001-37503

B. RILEY FINANCIAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-0223495
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11100 Santa Monica Blvd., Suite 800 Los Angeles, CA	90025
(Address of Principal Executive Offices)	(Zip Code)

(310) 966-1444
(Registrant’s telephone number, including area code)

21255 Burbank Boulevard, Suite 400

Woodland Hills, CA 91367

(Former Address)

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

As of July 27, 2020, there were 25,452,765 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

B. Riley Financial, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2020

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

B. RILEY FINANCIAL, INC.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Assets:
Cash and cash equivalents	$106,253	$104,268
Restricted cash	471	471
Due from clearing brokers	29,089	23,818
Securities and other investments owned, at fair value	399,044	408,213
Securities borrowed	786,363	814,331
Accounts receivable, net	43,226	46,624
Due from related parties	295	5,832
Advances against customer contracts	1,413	27,347
Loans receivable, at fair value (includes $233,396 from related parties at June 30, 2020)	325,517	43,338
Loans receivable, at cost (includes $157,080 from related parties at December 31, 2019)	—	225,848
Prepaid expenses and other assets	105,312	81,808
Operating lease right-of-use assets	44,636	47,809
Property and equipment, net	12,287	12,727
Goodwill	227,046	223,697
Other intangible assets, net	199,991	220,525
Deferred income taxes	14,329	31,522
Total assets	$2,295,272	$2,318,178
Liabilities and Equity
Liabilities:
Accounts payable	$4,301	$4,477
Accrued expenses and other liabilities	106,531	130,714
Deferred revenue	71,017	67,121
Due to related parties and partners	617	1,750
Securities sold not yet purchased	9,804	41,820
Securities loaned	779,013	810,495
Mandatorily redeemable noncontrolling interests	4,351	4,616
Operating lease liabilities	57,364	61,511
Notes payable	714	38,167
Loan participations sold	14,109	12,478
Term loan	57,195	66,666
Senior notes payable	854,037	688,112
Total liabilities	1,959,053	1,927,927

Commitments and contingencies (Note 14)
B. Riley Financial, Inc. stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 2,531 and 2,349 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively; liquidation preference of $63,273 and $58,723 as of June 30, 2020 and December 31, 2019, respectively.	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 25,864,393 and 26,972,332 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.	3	3
Additional paid-in capital	306,772	323,109
Retained earnings	5,927	39,536
Accumulated other comprehensive loss	(2,693)	(1,988)
Total B. Riley Financial, Inc. stockholders' equity	310,009	360,660
Noncontrolling interests	26,210	29,591
Total equity	336,219	390,251
Total liabilities and equity	$2,295,272	$2,318,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Services and fees	$125,595	$139,968	$284,976	$243,864
Trading income (losses) and fair value adjustments on loans	114,547	5,595	(67,895)	31,462
Interest income - Loans and securities lending	24,506	16,961	46,357	28,381
Sale of goods	1,820	2,160	2,824	3,105
Total revenues	266,468	164,684	266,262	306,812
Operating expenses:
Direct cost of services	7,985	19,663	27,937	33,779
Cost of goods sold	860	1,805	1,629	2,924
Selling, general and administrative expenses	106,562	91,907	194,306	186,871
Restructuring charge	—	1,552	—	1,699
Impairment of tradenames	8,500	—	12,500	—
Interest expense - Securities lending and loan participations sold	11,221	5,502	19,694	12,306
Total operating expenses	135,128	120,429	256,066	237,579
Operating income	131,340	44,255	10,196	69,233
Other income (expense):
Interest income	224	331	470	968
Loss from equity investments	(318)	(1,400)	(554)	(5,162)
Interest expense	(16,509)	(11,588)	(32,163)	(22,358)
Income (loss) before income taxes	114,737	31,598	(22,051)	42,681
(Provision) beneft for income taxes	(32,208)	(9,289)	5,331	(12,393)
Net income (loss)	82,529	22,309	(16,720)	30,288
Net income (loss) attributable to noncontrolling interests	(1,311)	152	(1,895)	108
Net income (loss) attributable to B. Riley Financial, Inc.	$83,840	$22,157	(14,825)	30,180
Preferred stock dividends	1,087	—	2,142	—
Net income (loss) available to common shareholders	$82,753	$22,157	$(16,967)	$30,180

Basic income (loss) per common share	$3.23	$0.84	$(0.66)	$1.15
Diluted income (loss) per common share	$3.07	$0.82	$(0.66)	$1.13

Weighted average basic common shares outstanding	25,627,085	26,278,352	25,827,849	26,247,952
Weighted average diluted common shares outstanding	26,992,823	26,896,573	25,827,849	26,770,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$82,529	$22,309	$(16,720)	$30,288
Other comprehensive (loss) income:
Change in cumulative translation adjustment	515	167	(705)	337
Other comprehensive (loss) income, net of tax	515	167	(705)	337
Total comprehensive income (loss)	83,044	22,476	(17,425)	30,625
Comprehensive (loss) income attributable to noncontrolling interests	(1,311)	152	(1,895)	108
Comprehensive income (loss) attributable to B. Riley Financial, Inc.	$84,355	$22,324	$(15,530)	$30,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC.

Condensed Consolidated Statements of Equity

(Unaudited)

(Dollars in thousands, except share data)

Three Months Ended June 30, 2020 and 2019

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, April 1, 2020	2,531	$—	25,988,565	$3	$308,472	$(70,232)	$(3,208)	$27,986	$263,021
ESPP shares issued and vesting of restricted stock, net of shares withheld for employer taxes	—	—	481,709	—	(2,157)	—	—	—	(2,157)
Common stock repurchased and retired	—	—	(605,881)	—	(3,711)	—	—	—	(3,711)
Share based payments	—	—	—	—	4,168	—	—	—	4,168
Dividends on common stock ($0.25 per share)	—	—	—	—	—	(6,594)	—	—	(6,594)
Dividends on preferred stock ($429.69 per share)	—	—	—	—	—	(1,087)	—	—	(1,087)
Net income	—	—	—	—	—	83,840	—	(1,311)	82,529
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(465)	(465)
Other comprehensive income	—	—	—	—	—	—	515	—	515
Balance, June 30, 2020	2,531	$—	25,864,393	$3	$306,772	$5,927	$(2,693)	$26,210	$336,219

Balance, April 1, 2019	—	$—	26,525,216	$2	$257,888	$7,468	$(1,991)	$558	$263,925
ESPP shares issued and vesting of restricted stock, net of shares withheld for employer taxes	—	—	425,436	1	(1,578)	—	—	—	(1,577)
Common stock repurchased and retired	—	—	(30,711)	—	(602)	—	—	—	(602)
Common stock warrants repurchased	—	—	—	—	(2,777)	—	—	—	(2,777)
Share based payments	—	—	—	—	2,934	—	—	—	2,934
Dividends on common stock ($0.26 per share)	—	—	—	—	—	(7,201)	—	—	(7,201)
Net income	—	—	—	—	—	22,157	—	152	22,309
Other comprehensive income	—	—	—	—	—	—	167	—	167
Balance, June 30, 2019	—	$—	26,919,941	$3	$255,865	$22,424	$(1,824)	$710	$277,178

Six Months Ended June 30, 2020 and 2019

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, January 1, 2020	2,349	$—	26,972,332	$3	$323,109	$39,536	$(1,988)	$29,591	$390,251
Preferred stock issued	182	—	—	—	4,630	—	—	—	4,630
ESPP shares issued and vesting of restricted stock, net of shares withheld for employer taxes	—	—	520,007	—	(2,677)	—	—	—	(2,677)
Common stock repurchased and retired	—	—	(1,627,946)	—	(27,779)	—	—	—	(27,779)
Share based payments	—	—	—	—	9,489	—	—	—	9,489
Dividends on common stock ($0.60 per share)	—	—	—	—	—	(16,642)	—	—	(16,642)
Dividends on preferred stock ($859.38 per share)	—	—	—	—	—	(2,142)	—	—	(2,142)
Net loss	—	—	—	—	—	(14,825)	—	(1,895)	(16,720)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,486)	(1,486)
Other comprehensive loss	—	—	—	—	—	—	(705)	—	(705)
Balance, June 30, 2020	2,531	$—	25,864,393	$3	$306,772	$5,927	$(2,693)	$26,210	$336,219

Balance, January 1, 2019	—	$—	26,603,355	$2	$258,638	$1,579	$(2,161)	$602	$258,660
ESPP shares issued and vesting of restricted stock, net of shares withheld for employer taxes	—	—	504,347	1	(2,292)	—	—	—	(2,291)
Common stock repurchased and retired	—	—	(187,761)	—	(3,252)	—	—	—	(3,252)
Common stock warrants repurchased	—	—	—	—	(2,777)	—	—	—	(2,777)
Share based payments	—	—	—	—	5,548	—	—	—	5,548
Dividends on common stock ($0.34 per share)	—	—	—	—	—	(9,335)	—	—	(9,335)
Net income	—	—	—	—	—	30,180	—	108	30,288
Other comprehensive income	—	—	—	—	—	—	337	—	337
Balance, June 30, 2019	—	$—	26,919,941	$3	$255,865	$22,424	$(1,824)	$710	$277,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(16,720)	$30,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,879	9,744
Provision for doubtful accounts	2,081	1,067
Share-based compensation	9,489	5,548
Fair value adjustments, non-cash	21,975	(5,639)
Non-cash interest and other	(6,943)	(3,144)
Effect of foreign currency on operations	(73)	339
Loss from equity investments	554	5,162
Deferred income taxes	(14,340)	6,430
Impairment of intangibles and loss on disposal of fixed assets	12,550	(344)
Gain on extinguishment of debt	(1,556)	—
Income allocated for mandatorily redeemable noncontrolling interests	397	446
Change in operating assets and liabilities:
Due from clearing brokers	(5,271)	8,493
Securities and other investments owned	20,009	8,926
Securities borrowed	27,967	171,425
Accounts receivable and advances against customer contracts	27,601	(22,420)
Prepaid expenses and other assets	(19,707)	(45,500)
Accounts payable, accrued expenses and other liabilities	738	1,143
Amounts due to/from related parties and partners	4,404	(3,454)
Securities sold, not yet purchased	(32,017)	5,131
Deferred revenue	3,896	(790)
Securities loaned	(31,481)	(171,413)
Net cash provided by operating activities	13,432	1,438
Cash flows from investing activities:
Purchases of loans receivable	(152,228)	(225,072)
Repayments of loans receivable	74,450	17,640
Sale of loan receivable to related party	1,800	—
Proceeds from loan participations sold	2,400	—
Repayment of loan participations sold	(940)	—
Purchases of property, equipment and other	(851)	(2,514)
Proceeds from sale of property, equipment and intangible assets	1	503
Purchase of equity investments	(6,486)	(25,183)
Proceeds from sale of division of magicJack	—	6,196
Dividends and distributions from equity investments	797	854
Acquisition of other businesses	(1,500)	–
Net cash used in investing activities	(82,557)	(227,576)
Cash flows from financing activities:
Repayment of asset based credit facility	(37,096)	—
Repayment of notes payable	(357)	(357)
Proceeds from term loan	—	10,000
Repayment of term loan	(9,620)	(8,305)
Proceeds from issuance of senior notes	171,078	123,935
Redemption of senior notes	(1,829)	—
Payment of debt issuance costs	(2,760)	(2,039)
Payment of employment taxes on vesting of restricted stock	(2,678)	(2,291)
Common dividends paid	(17,489)	(9,991)
Preferred dividends paid	(2,142)	—
Repurchase of common stock	(27,779)	(3,252)
Repurchase of warrants	—	(2,777)
Distribution to noncontrolling interests	(2,143)	(856)
Proceeds from issuance of preferred stock	4,630	—
Net cash provided by financing activities	71,815	104,067
Increase (decrease) in cash, cash equivalents and restricted cash	2,690	(122,071)
Effect of foreign currency on cash, cash equivalents and restricted cash	(705)	37
Net increase (decrease) in cash, cash equivalents and restricted cash	1,985	(122,034)
Cash, cash equivalents and restricted cash, beginning of period	104,739	180,278
Cash, cash equivalents and restricted cash, end of period	$106,724	$58,244

Supplemental disclosures:
Interest paid	$45,934	$31,604
Taxes paid	$608	$891

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS OPERATIONS

B. Riley Financial, Inc. and its subsidiaries (collectively, the “Company”) provide investment banking and financial services to corporate, institutional and high net worth clients, and asset disposition, valuation and appraisal and capital advisory services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional services firms throughout the United States, Australia, Canada, and Europe and consumer Internet access and cloud communication services through its wholly-owned subsidiaries United Online, Inc. (“UOL” or “United Online”) and magicJack VocalTec Ltd. (“magicJack”). The Company acquired a majority ownership interest in BR Brand Holding, LLC (“BR Brand” or “Brands”) on October 28, 2019, which provides licensing of trademarks.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of B. Riley Financial, Inc. and its wholly-owned and majority-owned subsidiaries. The condensed consolidated financial statements also include the accounts of Great American Global Partners, LLC which is controlled by the Company as a result of its ownership of a 50% member interest, appointment of two of the three executive officers and significant influence over the funding of operations. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 10, 2020. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

(c) Interest Expense — Securities Lending Activities and Loan Participations Sold

Interest expense from securities lending activities is included in operating expenses related to operations in the Capital Markets segment. Interest expense from securities lending activities is incurred from equity and fixed income securities that are loaned to the Company and totaled $10,802 and $5,502 for the three months ended June 30, 2020 and 2019, respectively, and $18,723 and $12,306 for the six months ended June 30, 2020 and 2019, respectively. Loan participations sold as of June 30, 2020 totaled $14,109. Interest expense from loan participations sold totaled $419 for the three months ended June 30, 2020, and $971 for the six months ended June 30, 2020.

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

(e) Advertising Expenses

The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $864 and $584 for the three months ended June 30, 2020 and 2019, respectively, and $1,704 and $946 for the six months ended June 30, 2020 and 2019, respectively. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

(i) Restricted Cash

As of June 30, 2020 and December 31, 2019, restricted cash balance of $471 related to one of the Company’s telecommunication suppliers.

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

(k) Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under finance leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Depreciation and amortization expense on property and equipment was $899 and $1,487 for the three months ended June 30, 2020 and 2019, respectively, and $1,831 and $3,023 for the six months ended June 30, 2020 and 2019, respectively.

(l) Loans Receivable

The Company adopted the new credit loss standard effective January 1, 2020. Pursuant to ASU 2016-13 and its amendment ASU 2019-05, the Company elected the irrevocable fair value option for all outstanding loans receivable that were previously measured at amortized cost. Under the fair value option, loans receivable are measured at each reporting period based upon their exit value in an orderly transaction and unrealized gains or losses from changes in fair value are recorded in the condensed consolidated statements of operations. These loans are no longer subject to evaluation for impairment through an allowance for loan loss as such losses will be captured through fair value changes. The impact of adopting ASC 326 was immaterial to the condensed consolidated financial statements.

Loans receivable, at fair value totaled $325,517 and $43,338 at June 30, 2020 and December 31, 2019, respectively. The loans have various maturities through December 2024. As of June 30, 2020 and December 31, 2019, the historical cost of loans receivable accounted for under the fair value option was $336,732 and $32,578, respectively, which included principal balances of $341,723 and $32,691 and unamortized costs, origination fees, premiums and discounts, totaling $4,991 and $113, respectively. During the three and six months ended June 30, 2020, the Company recorded unrealized losses of $4,049 and $21,975, respectively on the loans receivable, at fair value, which is included in trading income (losses) and fair value adjustments on loans on the condensed consolidated statement of operations.

Prior to the adoption of the new credit loss standard effective January 1, 2020, at December 31, 2019 loans receivable, at historical cost totaled $225,848. Loans receivable, at cost are reported at their outstanding principal balances of $232,118 net of $6,270 of unearned income, and loan origination costs which includes unamortized deferred fees and costs on originated loans, and for purchased loans, net of any unamortized premiums or discounts.

The Company may periodically provide limited guarantees to third parties for loans that are made to investment banking and lending customers.  At June 30, 2020, the Company has provided limited guarantees with respect to the Franchise Group, Inc. (collectively with all of its affiliates, “FRG”) as further described in Note 14(b) and Babcock & Wilcox Enterprises, Inc. (“B&W”) as further described in Note 17.  In accordance with the new credit loss standard, the Company evaluates the need to record an allowance for credit losses for these loan guarantees since they have off-balance sheet credit exposures.  At June 30, 2020, the Company has not recorded any provision for credit losses on the FRG and B&W guarantees since the underlying guaranteed loans are senior to most of the outstanding debt of FRG and B&W and the Company believes that there is sufficient collateral to protect the Company from any credit loss exposure.  The maximum amount of credit exposure related to these limited guarantees is approximately $255,000.

Interest income on loans receivable is recognized based on the stated interest rate of the loan on the unpaid principal balance plus the amortization of any costs, origination fees, premiums and discounts and is included in interest income - loans and securities lending on the condensed consolidated statement of operations. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income over the lives of the related loans. Unearned income, discounts and premiums are amortized to interest income using a level yield methodology.

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

As of June 30, 2020 and December 31, 2019, the Company’s securities and other investments owned and securities sold not yet purchased at fair value consisted of the following securities:

	June 30,	December 31,
	2020	2019
Securities and other investments owned:
Equity securities	$341,515	$353,162
Corporate bonds	5,375	19,020
Other fixed income securities	2,768	8,414
Partnership interests and other	49,386	27,617
	$399,044	$408,213

Securities sold not yet purchased:
Equity securities	$4,181	$5,360
Corporate bonds	5,272	33,436
Other fixed income securities	351	3,024
	$9,804	$41,820

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

The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2020 and December 31, 2019.

	Financial Assets and Liabilities Measured at Fair Value
	on a Recurring Basis at June 30, 2020 Using
		Quoted prices in
	Fair value at	active markets for	Other observable	Significant unobservable
	June 30,	identical assets	inputs	inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities and other investments owned:
Equity securities	$341,515	$233,726	$—	$107,789
Corporate bonds	5,375	—	5,375	—
Other fixed income securities	2,768	—	2,768	—
Investment funds valued at net asset value (1)	49,386
Total securities and other investments owned	399,044	233,726	8,143	107,789
Loans receivable, at fair value	325,517	—	—	325,517
Total assets measured at fair value	$724,561	$233,726	$8,143	$433,306

Liabilities:
Securities sold not yet purchased:
Equity securities	$4,181	$4,181	$—	$—
Corporate bonds	5,272	—	5,272	—
Other fixed income securities	351	—	351	—
Total securities sold not yet purchased	9,804	4,181	5,623	—
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,351	—	—	4,351
Total liabilities measured at fair value	$14,155	$4,181	$5,623	$4,351

	Financial Assets and Liabilities Measured at Fair Value
	on a Recurring Basis at December 31, 2019 Using
		Quoted prices in
	Fair value at	active markets for	Other observable	Significant unobservable
	December 31	identical assets	inputs	inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities and other investments owned:
Equity securities	$353,162	$243,911	$—	$109,251
Corporate bonds	19,020	—	19,020	—
Other fixed income securities	8,414	—	8,414	—
Investment funds valued at net asset value(1)	27,617
Total securities and other investments owned	408,213	243,911	27,434	109,251
Loans receivable, at fair value	43,338	—	—	43,338
Total assets measured at fair value	$451,551	$243,911	$27,434	$152,589

Liabilities:
Securities sold not yet purchased:
Equity securities	$5,360	$5,360	$—	$—
Corporate bonds	33,436	—	33,436	—
Other fixed income securities	3,024	—	3,024	—
Total securities sold not yet purchased	41,820	5,360	36,460	—

Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,616	—	—	4,616
Total liabilities measured at fair value	$46,436	$5,360	$36,460	$4,616

(1)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy in accordance with ASC “Topic 820 Fair Value Measurements.” The fair value amounts presented in the tables above for investment funds valued at net asset value are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.

As of June 30, 2020 and December 31, 2019, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $433,306 and $152,589, respectively, or 19% and 6.6%, respectively, of the Company’s total assets. In determining the fair value for these Level 3 financial assets, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity.

The following table summarizes the significant unobservable inputs in the fair value measurement of level 3 financial assets and liabilities by category of investment and valuation technique as of June 30, 2020:

	Fair value at
	June 30,				Weighted
	2020	Valuation Technique	Unobservable Input	Range	Average
Assets:
Equity securities	$107,789	Market approach	Multiple of revenue	2.8x - 6.1x	4.6x
			Multiple of EBITDA	6.3x - 11.09x	6.5x
			Multiple of PV-10	.29x	.29x
			Market price of related security	$0.53 - $2.28/share	$1.02
		Discounted cash flow	Market interest rate	107.0%	107.0%
		Option pricing model	Annualized volatility	123.0%	123%
Loans receivable at fair value	325,517	Discounted cash flow	Market interest rate	8.3%-18.4%	15.1%
		Market approach	Market price of related security	$0.53/share	$0.53
Total level 3 assets measured at fair value	$433,306

Liabilities:
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$4,351	Market approach	Operating income multiple	6.0x	6.0x

The changes in Level 3 fair value hierarchy during the six months ended June 30, 2020 and 2019 are as follows:

	Level 3	Level 3 Changes During the Period				Level 3
	Balance at Beginning of Year	Fair Value Adjustments	Relating to Undistributed Earnings	Purchases, Sales and Settlements	Transfer in and/or out of Level 3	Balance at End of Period
Six Months Ended June 30, 2020
Equity securities	$109,251	$(2,462)	$—	$1,000	$—	$107,789
Loans receivable at fair value	43,338	(21,974)	2,462	75,843	225,848	325,517
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,616	—	(265)	—	—	4,351
Six Months Ended June 30, 2019
Equity securities	$24,577	$5,267	$1,360	$1,451	$—	$32,655
Loans receivable at fair value	33,731	8,619	475	(978)	—	41,847
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,633	—	(409)	—	—	4,224

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

The amount reported in the table above for the six months ended June 30, 2020 and 2019 includes the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis. The carrying amounts reported in the condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value based on the short-term maturity of these instruments.

As of June 30, 2020, the senior notes payable had a carrying amount of $854,037 and fair value of $772,721. The carrying amount of the term loan approximates fair value because the effective yield of such instrument is consistent with current market rates of interest for instruments of comparable credit risk.

During the six months ended June 30, 2020 and 2019, except for the impact of the intangible impairment charge as described in Note 7- Goodwill and Other Intangible Assets, there were no assets or liabilities measured at fair value on a non-recurring basis. The fair value of the indefinite-lived intangible assets was determined based on a discounted cash flow model using a rate of 13.8%. The indefinite-lived intangible assets are level 3 assets in the fair value hierarchy.

(o) Foreign Currency Translation

The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. Transaction gains (loss) were ($438) and ($139) during the three months ended June 30, 2020 and 2019, respectively and $510 and ($325) during the six months ended June 30, 2020 and 2019, respectively. These amounts are included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.

(p) Common Stock Warrants

The Company issued 821,816 warrants to purchase common stock of the Company (the “Wunderlich Warrants”) in connection with the acquisition of Wunderlich Securities, Inc. (“Wunderlich”) on July 3, 2017. The Wunderlich Warrants entitle the holders of the warrants to acquire shares of the Company’s common stock from the Company at an exercise price of $17.50 per share, subject to, among other matters, the proper completion of an exercise notice and payment. The exercise price and the number of shares of Company common stock issuable upon exercise are subject to customary anti-dilution and adjustment provisions, which include stock splits, subdivisions or reclassifications of the Company’s common stock. On May 16, 2019, the Company repurchased 638,311 warrants for $2,777 ($4.35 per warrant). On June 11, 2020, 167,352 warrants held in escrow from the acquisition of Wunderlich were cancelled in accordance with the terms of the escrow instructions. The Wunderlich Warrants expire on July 3, 2022. As of June 30, 2020, Wunderlich Warrants to purchase 16,153 shares of common stock were outstanding.

On October 28, 2019, the Company issued 200,000 warrants to purchase common stock of the Company (the “BR Brands Warrants”) in connection with the acquisition of a majority ownership interest in BR Brand Holdings LLC. The BR Brand Warrants entitle the holders of the warrants to acquire shares of the Company’s common stock from the Company at an exercise price of $26.24 per share. One-third of the BR Brand Warrants immediately vested and became exercisable upon issuance, and the remaining two-thirds of warrants will vest and become exercisable following the first and/or second anniversaries of the closing, subject to BR Brand’s (or another related joint venture with Bluestar Alliance LLC) satisfaction of specified financial performance targets. The BR Brand warrants expire three years after the last vesting event occurs.

(q) Equity Investment

bebe stores, inc.

At June 30, 2020, the Company had a 30.5% ownership interest in bebe stores, inc. (“bebe”). The equity ownership in bebe is accounted for under the equity method of accounting and is included in prepaid expenses and other assets in the condensed consolidated balance sheets.

National Holdings Corporation

In 2018, the Company entered into an agreement to acquire shares of National Holdings Corporation (“National Holdings”), a Nasdaq-listed issuer, from Fortress Biotech, Inc. for an aggregate purchase price totaling approximately $22.9 million. The transaction was completed in two tranches. In the first tranche, which was completed in the fourth quarter of 2018, the Company acquired shares representing 24% of the total outstanding shares of National Holdings. The second tranche was completed in the first quarter of 2019. As of June 30, 2020, the Company owned 6,159,550 shares of National Holdings’ common stock, representing 45.7% of National Holdings’ outstanding shares. The carrying value for the National Holdings investment is included in prepaid expenses and other assets in the condensed consolidated balance sheets. The equity ownership in National Holdings is accounted for under the equity method of accounting.

As of June 30, 2020, the carrying values of the Company’s investments in bebe and National Holdings exceeded their fair values based on their quoted market prices. In light of these facts, the Company evaluated its investments in bebe and National Holdings for impairment. The Company utilized no bright- line tests in such evaluations. Based on the available facts and information regarding the operating results of both entities, the Company’s ability and intent to hold the investments until recovery, the relative amount of the declines, and the length of time that the fair values were less than the carrying values, the Company concluded that recognition of impairment losses in earnings was not required. However, the Company will continue to monitor these investments and it is possible that impairment losses will be recorded in earnings in future periods based on changes in facts and circumstances or intentions.

(r) Loan Participations Sold

As of June 30, 2020, the Company has sold investments (“Loan Participations Sold”) to third parties (“Participants”) that are accounted for as secured borrowings under ASC Topic 860, Transfers and Servicing. Under ASC Topic 860, a partial loan transfer does not qualify for sale accounting in order for sale treatment to be allowed. A participation or other partial loan transfer that meets the definition of a participating interest is classified as loan receivable and the portion transferred is recorded as a secured borrowing under loan participations sold in the condensed consolidated balance sheet. The Participants are entitled to payments made by the borrower of the related loan equal to the current Loan Participations Sold outstanding at the interest rates for the respective investment. In the event that the borrower defaults, the Participants have rights to payments from such borrower, but do not have recourse to the Company. The terms of the Loan Participations Sold are commensurate with the terms of the related loan.

As of June 30, 2020, the Company had entered into participation agreements for a total of $14,109. In addition, the interest income and interest expense related to the Loan Participations Sold resulted in interest income and interest expense which is presented gross on the condensed consolidated statement of operations.

(s) Supplemental Non-cash Disclosures

During the six months ended June 30, 2020, non-cash investing activities included $4,633 non-cash conversion of an equity method investment and $6,170 conversion of a loan receivable to shares of stock.

(t) Reclassifications

As of December 31, 2019, loans receivable recorded at fair value of $43,338 were previously included in securities and other investments owned, at fair value. These loans receivable amounts have been reclassified and reported in loans receivable, at fair value to conform to the 2020 presentation. During the three and six months ended June 30, 2019, trading income and fair value adjustments on loans of $5,595 and $31,462, respectively were previously included in services and fees income in the capital markets segment. These trading income and fair value adjustments on loans amounts have been reclassified and reported in trading income and fair value adjustments on loans to conform to the 2020 presentation. During the three and six months ended June 30, 2019, interest income earned on loans of $16,961 and $28,381, respectively were previously included in services and fees income in the capital markets segment. These interest income amounts have been reclassified and reported in interest income – loans and securities lending to conform to the 2020 presentation. During the three and six months ended June 30, 2019, expenses of $4,569 and $8,990, respectively, were previously included in direct cost of services in the valuation and appraisal segment. These expenses have been reclassified and reported in selling, general and administrative expenses to conform to the 2020 presentation.

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

The carrying value of the Company’s investments in the VIE that was not consolidated is shown below.

June 30, 2020
Partnership investments	$20,352
Due from related party	15
Maximum exposure to loss	$20,367

(v) Recent Accounting Standards

Not yet adopted

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions for recognizing deferred taxes on investments, performing intra-period allocations, and calculating income taxes in interim periods. The ASU also adds guidance to reduce the complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The revised guidance will be applied prospectively and is effective for SEC filers for annual periods or interim periods with fiscal years beginning after December 15, 2020. Early adoption is permitted for interim or annual periods for which financial statements have not been issued. The Company has not yet adopted this update and is currently evaluating the effect this new standard will have on its financial condition and results of operations.

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

The Company adopted the new credit losses standard effective January 1, 2020. Pursuant to ASU 2016-13 and its amendment ASU 2019-05, the Company elected the irrevocable fair value option for all outstanding loans receivable that were previously measured at amortized cost. Under the fair value option, loans receivable are now measured at each reporting period based upon their exit value in an orderly transaction and unrealized gains or losses from changes in fair value are recorded in the consolidated statements of operations. These loans are no longer subject to evaluation for impairment through an allowance for loan loss as such losses will be captured through fair value changes. The impact of adopting ASC 326 was immaterial to the condensed consolidated financial statements.

NOTE 3 — ACQUISITIONS

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

NOTE 4 — RESTRUCTURING CHARGE

The Company did not record any restructuring charges for the three and six months ended June 30, 2020. The Company recorded restructuring charges in the amount of $1,552 and $1,699 for the three and six months ended June 30, 2019, respectively.

The restructuring charges during the three and six months ended June 30, 2019 were primarily related to severance costs for magicJack employees from a reduction in workforce in the Principal Investments – United Online and magicJack segment.

The following tables summarize the changes in accrued restructuring charge during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Balance, beginning of period	$1,284	3,384	1,600	3,855
Restructuring charge	—	1,552	—	1,699
Cash paid	(315)	(2,411)	(631)	(3,047)
Non-cash items	10	117	10	135
Balance, end of period	$979	$2,642	$979	$2,642

The following tables summarize the restructuring activities by reportable segment during the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Capital Markets	Principal Investments - United Online and magicJack	Total	Capital Markets	Principal Investments - United Online and magicJack	Total
Restructuring charge:
Employee termination costs	$—	$1,418	$1,418	$—	$1,594	$1,594
Facility closure and consolidation charge (recovery)	25	109	134	(4)	109	105
Total restructuring charge	$25	$1,527	$1,552	$(4)	$1,703	$1,699

NOTE 5 — SECURITIES LENDING

The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of June 30, 2020 and December 31, 2019:

	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets(1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the consolidated balance sheets but eligible for offsetting upon counterparty default(2)	Net amounts
As of June 30, 2020
Securities borrowed	$786,363	$—	$786,363	$786,363	$—
Securities loaned	$779,013	$—	$779,013	$779,013	$—
As of December 31, 2019
Securities borrowed	$814,331	$—	$814,331	$814,331	$—
Securities loaned	$810,495	$—	$810,495	$810,495	$—

(1)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)	Includes the amount of cash collateral held/posted.

NOTE 6 — ACCOUNTS RECEIVABLE

The components of accounts receivable, net, include the following:

	June 30,	December 31,
	2020	2019
Accounts receivable	$36,942	$36,385
Investment banking fees, commissions and other receivables	4,879	8,043
Unbilled receivables	4,165	3,710
Total accounts receivable	45,986	48,138
Allowance for doubtful accounts	(2,760)	(1,514)
Accounts receivable, net	$43,226	$46,624

Additions and changes to the allowance for doubtful accounts consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Balance, beginning of period	$2,238	$766	$1,514	$696
Add: Additions to reserve	940	834	2,081	1,067
Less: Write-offs	(418)	(219)	(835)	(382)
Less: Recovery	—	(21)	—	(21)
Balance, end of period	$2,760	$1,360	$2,760	$1,360

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $227,046 at June 30, 2020 and $223,697 at December 31, 2019. The increase in goodwill of $3,349 is due to the acquisition of a business consulting firm in the second quarter of 2020.

Intangible assets consisted of the following:

		As of June 30, 2020			As of December 31, 2019
	Useful Life	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Customer relationships	2 to 16 Years	$99,008	$33,788	$65,220	$99,008	$27,269	$71,739
Domain names	7 Years	235	132	103	233	117	116
Advertising relationships	8 Years	100	50	50	100	44	56
Internally developed software and other intangibles	0.5 to 5 Years	11,775	6,068	5,707	11,765	4,843	6,922
Trademarks	7 to 10 Years	4,600	1,605	2,995	4,600	1,324	3,276
Total		115,718	41,643	74,075	115,706	33,597	82,109

Non-amortizable assets:
Tradenames		125,916	—	125,916	138,416	—	138,416
Total intangible assets		$241,634	$41,643	$199,991	$254,122	$33,597	$220,525

Amortization expense was $4,024 and $3,344 for the three months ended June 30, 2020 and 2019, respectively and $8,048 and $6,721 for the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020, estimated future amortization expense was $7,669, $15,225, $14,564, $12,574 and $8,487 for the years ended December 31, 2020 (remaining six months), 2021, 2022, 2023 and 2024, respectively. The estimated future amortization expense after December 31, 2024 was $15,556.

In the first quarter of 2020, in accordance with ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, the Company made a qualitative assessment of the impact of the COVID-19 outbreak on goodwill and other intangible assets. The Company determined that the COVID-19 outbreak was a triggering event for testing the indefinite-lived tradenames in the Brands segment and made a determination that the indefinite-lived tradenames in the Brands segment were impaired and the Company recognized an impairment charge of $4,000. As a result of the continuing impact and duration of the COVID-19 outbreak on the operations of the Brands segment, the Company determined that there was another triggering event for testing the indefinite-lived tradenames in the Brands segment and made a determination that the indefinite-lived tradenames in the Brands segment were impaired and the Company recognized an additional impairment charge of $8,500 in the second quarter of 2020. The Company will continue to monitor the impacts of the COVID-19 outbreak in future quarters. Changes in our forecasts could cause the book values of indefinite-lived tradenames to exceed fair values which may result in additional impairment charges in future periods.

NOTE 8 — NOTES PAYABLE

Asset Based Credit Facility

On April 21, 2017, the Company amended its credit agreement (as amended, the “Credit Agreement”) governing its asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) to increase the maximum borrowing limit from $100,000 to $200,000. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. The Credit Agreement continues to allow for borrowings under the separate credit agreement (a “UK Credit Agreement”) which was dated March 19, 2015 with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom. Such facility allows the Company to borrow up to 50 million British Pounds. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $200,000 credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts. All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The Company paid Wells Fargo Bank a closing fee in the amount of $500 in connection with the April 2017 amendment to the Credit Agreement. The interest rate for each revolving credit advance under the Credit Agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. Interest expense totaled $143 and $104 for the three months ended June 30, 2020 and 2019, respectively and $420 and $586 for the six months ended June 30, 2020 and 2019, respectively. There was no outstanding balance on this credit facility at June 30, 2020. The outstanding balance on this credit facility was $37,096 at December 31, 2019. At June 30, 2020, there were no open letters of credit outstanding.

We are in compliance with all financial covenants in the asset based credit facility at June 30, 2020.

Other Notes Payable

Notes payable include notes payable to a clearing organization for one of the Company’s broker dealers. The notes payable accrue interest at the prime rate plus 2.0% (6.75% at June 30, 2020) payable annually, maturing January 31, 2022. At June 30, 2020 and December 31, 2019, the outstanding balance for the notes payable was $714 and $1,071, respectively. Interest expense was $48 and $22 for the three months ended June 30, 2020 and 2019, respectively and $63 and $45 for the six months ended June 30, 2020 and 2019, respectively.

NOTE 9 — TERM LOAN

On December 19, 2018, BRPI Acquisition Co LLC (“BRPAC”), a Delaware limited liability company, UOL, and YMAX Corporation, Delaware corporations (collectively, the “Borrowers”), indirect wholly owned subsidiaries of the Company, in the capacity as borrowers, entered into a credit agreement (the “BRPAC Credit Agreement”) with the Banc of California, N.A. in the capacity as agent (the “Agent”) and lender and with the other lenders party thereto (the “Closing Date Lenders”). Certain of the Borrowers’ U.S. subsidiaries are guarantors of all obligations under the BRPAC Credit Agreement and are parties to the BRPAC Credit Agreement in such capacity (collectively, the “Secured Guarantors”; and together with the Borrowers, the “Credit Parties”). In addition, the Company and B. Riley Principal Investments, LLC (“BRPI”), the parent corporation of BRPAC and a subsidiary of the Company, are guarantors of the obligations under the BRPAC Credit Agreement pursuant to standalone guaranty agreements pursuant to which the shares outstanding membership interests of BRPAC are pledged as collateral.

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

Under the BRPAC Credit Agreement, the Company borrowed $80,000 due December 19, 2023. Pursuant to the terms of the BRPAC Credit Agreement, the Company may request additional optional term loans in an aggregate principal amount of up to $10,000 at any time prior to the first anniversary of the agreement date (the “Option Loan”) with a final maturity date of December 19, 2023. On February 1, 2019, the Credit Parties, the Closing Date Lenders, the Agent and City National Bank, as a new lender (the “New Lender”), entered into the First Amendment to the Credit Agreement and Joinder (the “First Amendment”) pursuant to which, among other things, (i) New Lender became a party to the BRPAC Credit Agreement, (ii) the New Lender extended to Borrowers the Option Loan in the amount of $10,000, (iii) the aggregate outstanding principal amount of the term loans was increased from $80,000 to $90,000; and (iv) the amortization schedule under the BRPAC was amended as set forth in the First Amendment. Additionally, in connection with the Option Loan, the Borrowers executed a term note in favor of New Lender dated February 1, 2019 in the amount of $10,000. Borrowings under the BRPAC Credit Agreement bear interest at a rate equal to (a) the LIBOR rate for Eurodollar loans, plus (b) the applicable margin rate, which ranges from two and one-half percent (2.5%) to three percent (3.0%) per annum, based upon the Borrowers’ ratio of consolidated funded indebtedness to adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) for the preceding four fiscal quarters or other applicable period. At June 30, 2020 interest rate on the BRPAC Credit Agreement was at 2.93%. Interest payments are to be made each one, three or six months. Amounts outstanding under the BRPAC Credit Agreement are due in quarterly installments commencing on March 31, 2019 with any remaining amounts outstanding due at maturity. For the $80,000 loan, quarterly installments from June 30, 2020 to December 31, 2022 are in the amount of $4,244 per quarter and from March 31, 2023 to December 31, 2023 are $2,122 per quarter. For the $10,000 loan, quarterly installments from June 30, 2020 to December 31, 2022 are $566 per quarter and from March 31, 2023 to December 31, 2023 are $265 per quarter. As of June 30, 2020 and December 31, 2019, the outstanding balance on the term loan was $57,195 (net of unamortized debt issuance costs of $452) and $66,666 (net of unamortized debt issuance costs of $600), respectively. Interest expense on the term loan during the three months ended June 30, 2020 and 2019 was $586 (including amortization of deferred debt issuance costs of $72) and $1,257 (including amortization of deferred debt issuance costs of $93), respectively. Interest expense on the term loan during the six months ended June 30, 2020 and 2019 was $1,415 (including amortization of deferred debt issuance costs of $148) and $2,535 (including amortization of deferred debt issuance costs of $181), respectively.

We are in compliance with all financial covenants in the BRPAC Credit Agreement at June 30, 2020.

NOTE 10 — SENIOR NOTES PAYABLE

Senior notes payable, net, are comprised of the following:

	June 30,	December 31,
	2020	2019
7.50% Senior notes due May 31, 2027	$125,536	$117,954
7.25% Senior notes due December 31, 2027	122,545	120,126
7.375% Senior notes due May 31, 2023	127,358	122,140
6.875% Senior notes due September 30, 2023	113,109	105,952
6.75% Senior notes due May 31, 2024	110,476	106,589
6.50% Senior notes due September 30, 2026	134,657	124,226
6.375% Senior notes due February 28, 2025	130,942	—
	864,623	696,987
Less: Unamortized debt issuance costs	(10,586)	(8,875)
	$854,037	$688,112

During the six months ended June 30, 2020, the Company issued $38,828 of senior notes with maturity dates ranging from May 2023 to December 2027 pursuant to At the Market Issuance Sales Agreements with B. Riley FBR, Inc. which governs the program of at-the-market sales of the Company’s senior notes.

On February 12, 2020, the Company issued $132,250 of senior notes due in February 2025 (“6.375% 2025 Notes”) pursuant to the prospectus supplement dated February 10, 2020. Interest on the 6.375% 2025 Notes is payable quarterly at 6.375%. The 6.375% 2025 Notes are unsecured and due and payable in full on February 28, 2025. In connection with the issuance of the 6.375% 2025 Notes, the Company received net proceeds of $129,213 (after underwriting commissions, fees and other issuance costs of $3,037).

During March 2020, the Company repurchased bonds with an aggregate face value of $3,443 for $1,829 resulting in a gain net of expenses and original issue discount of $1,556 during the six months ended June 30, 2020. As part of the repurchase, the Company paid $30 in interest accrued through the date of each respective repurchase.

At June 30, 2020 and December 31, 2019, the total senior notes outstanding was $854,037 (net of unamortized debt issue costs of $10,586) and $688,112 (net of unamortized debt issue costs of $8,875) with a weighted average interest rate of 6.94% and 7.05%, respectively. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes totaled $15,588 and $10,071 for the three months ended June 30, 2020 and 2019, respectively and $29,980 and $18,926 for the six months ended June 30, 2020 and 2019, respectively.

Sales Agreement Prospectus to Issue Up to $150,000 of Senior Notes

On February 14, 2020, the Company entered into a new At Market Issuance Sales Agreement (the “February 2020 Sales Agreement”) with B. Riley FBR, Inc. governing a program of at-the-market sales of certain of the Company’s senior notes. This program provides for the sale by the Company of up to $150,000 of certain of the Company’s senior notes. As of June 30, 2020, the Company had $148,415 remaining availability under the February 2020 Sales Agreement.

NOTE 11 — REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from contracts with customers by reportable segment for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30, 2020
	Reportable Segment
				Principal
				Investments-
	Capital	Auction and	Valuation and	United Online and
	Markets	Liquidation	Appraisal	magicJack	Brands	Total
Revenues from contracts with customers:
Corporate finance, consulting and investment banking fees	$49,653	$—	$—	$—	$—	$49,653
Wealth and asset management fees	18,701	—	—	—	—	18,701
Commissions, fees and reimbursed expenses	12,785	2,596	7,668	—	—	23,049
Subscription services	—	—	—	18,287	—	18,287
Service contract revenues	—	4,610	—	—	—	4,610
Advertising, licensing and other	—	1,045	—	3,145	3,206	7,396
Total revenues from contracts with customers	81,139	8,251	7,668	21,432	3,206	121,696

Other sources of revenue:
Interest income - Loans and securities lending	24,506	—	—	—	—	24,506
Trading gains on investments	118,596	—	—	—	—	118,596
Fair value adjustment on loans	(4,049)	—	—	—	—	(4,049)
Other	5,719	—	—	—	—	5,719
Total revenues	$225,911	$8,251	$7,668	$21,432	$3,206	$266,468

	Three Months Ended June 30, 2019
	Reportable Segment
				Principal
				Investments-
	Capital	Auction and	Valuation and	United Online and
	Markets	Liquidation	Appraisal	magicJack	Brands	Total
Revenues from contracts with customers:
Corporate finance, consulting and investment banking fees	$39,597	$—	$—	$—	$—	$39,597
Wealth and asset management fees	18,509	—	—	—	—	18,509
Commissions, fees and reimbursed expenses	10,376	27,466	9,742	—	—	47,584
Subscription services	—	—	—	21,071	—	21,071
Service contract revenues	—	6,274	—	—	—	6,274
Advertising, licensing and other	—	1,176	—	4,707	—	5,883
Total revenues from contracts with customers	68,482	34,916	9,742	25,778	—	138,918

Other sources of revenue:
Interest income - Loans and securities lending	16,961	—	—	—	—	16,961
Trading losses on investments	(93)	—	—	—	—	(93)
Fair value adjustment on loans	5,688	—	—	—	—	5,688
Other	3,210	—	—	—	—	3,210
Total revenues	$94,248	$34,916	$9,742	$25,778	$—	$164,684

	Six Months Ended June 30, 2020
	Reportable Segment
	Capital Markets	Auction and Liquidation	Valuation and Appraisal	Principal Investments - United Online and magicJack	Brands	Total
Revenues from contracts with customers:
Corporate finance, consulting and investment banking fees	$117,034	$—	$—	$—	$—	$117,034
Wealth and asset management fees	39,022	—	—	—	—	39,022
Commissions, fees and reimbursed expenses	27,255	18,774	16,457	—	—	62,486
Subscription services	—	—	—	37,120	—	37,120
Service contract revenues	—	9,093	—	—	—	9,093
Advertising, licensing and other	—	1,045	—	7,034	7,007	15,086
Total revenues from contracts with customers	183,311	28,912	16,457	44,154	7,007	279,841
Other sources of revenue:
Interest income - Loans and securities lending	46,357	—	—	—	—	46,357
Trading losses on investments	(45,920)	—	—	—	—	(45,920)
Fair value adjustment on loans	(21,975)	—	—	—	—	(21,975)
Other	7,959	—	—	—	—	7,959
Total revenues	$169,732	$28,912	$16,457	$44,154	$7,007	$266,262

	Six Months Ended June 30, 2019
	Reportable Segment
	Capital Markets	Auction and Liquidation	Valuation and Appraisal	Principal Investments - United Online and magicJack	Brands	Total
Revenues from contracts with customers:
Corporate finance, consulting and investment banking fees	$57,433	$—	$—	$—	$—	$57,433
Wealth and asset management fees	36,044	—	—	—	—	36,044
Commissions, fees and reimbursed expenses	21,273	35,099	18,325	—	—	74,697
Subscription services	—	—	—	43,469	—	43,469
Service contract revenues	—	19,350	—	—	—	19,350
Advertising, licensing and other	—	1,176	—	9,844	—	11,020
Total revenues from contracts with customers	114,750	55,625	18,325	53,313	—	242,013
Other sources of revenue:
Interest income - Loans and securities lending	28,381	—	—	—	—	28,381
Trading gains on investments	25,822	—	—	—	—	25,822
Fair value adjustment on loans	5,639	—	—	—	—	5,639
Other	4,957	—	—	—	—	4,957
Total revenues	$179,549	$55,625	$18,325	$53,313	$—	$306,812

Contract Balances

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. Receivables related to revenues from contracts with customers totaled $43,226 and $46,624 at June 30, 2020 and December 31, 2019, respectively. The Company had no significant impairments related to these receivables during the three and six months ended June 30, 2020. The Company’s deferred revenue primarily relates to retainer and milestone fees received from corporate finance and investment banking advisory engagements, asset management agreements, Valuation and Appraisal engagements and subscription services where the performance obligation has not yet been satisfied. Deferred revenue at June 30, 2020 and December 31, 2019 was $71,017 and $67,121, respectively. During the three months ended June 30, 2020 and 2019, the Company recognized revenue of $10,087 and $11,932 that was recorded as deferred revenue at the beginning of the respective year. During the six months ended June 30, 2020 and 2019, the Company recognized revenue of $24,074 and $25,166 that was recorded as deferred revenue at the beginning of the respective year.

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

The capitalized costs to fulfill a contract were $410 and $450 at June 30, 2020 and December 31, 2019, respectively, and are recorded in prepaid expenses and other assets in the condensed consolidated balance sheets. For the three months ended June 30, 2020 and 2019, the Company recognized expenses of $70 and $430 related to capitalized costs to fulfill a contract, respectively. For the six months ended June 30, 2020 and 2019, the Company recognized expenses of $142 and $1,031 related to capitalized costs to fulfill a contract, respectively. There were no significant impairment charges recognized in relation to these capitalized costs during the three and six months ended June 30, 2020 and 2019.

Remaining Performance Obligations and Revenue Recognized from Past Performance

The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at June 30, 2020. Corporate finance and investment banking fees and retail liquidation engagement fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at June 30, 2020.

NOTE 12 — INCOME TAXES

The Company’s effective income tax rate was a benefit of 24.2% and provision of 29.0% for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, the Company had federal net operating loss carryforwards of $53,932 and state net operating loss carryforwards of $64,088. The Company’s federal net operating loss carryforwards will expire in the tax years commencing in December 31, 2032 through December 31, 2037. The state net operating loss carryforwards will expire in the tax years commencing in December 31, 2029.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss, capital loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company’s net operating losses are subject to annual limitations in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of June 30, 2020, the Company believes that the existing net operating loss carryforwards will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided a valuation allowance. The Company does not believe that it is more likely than not that the Company will be able to utilize the benefits related to capital loss carryforwards and has provided a valuation allowance in the amount of $61,945 against these deferred tax assets.

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

NOTE 13 — EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Basic common shares outstanding exclude 387,365 common shares in 2019 that were held in escrow and subject to forfeiture. The 387,365 common shares held in escrow were forfeited and cancelled on June 11, 2020 to indemnify the Company for certain representations and warranties and related claims pursuant to a related acquisition agreement. Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net income per share were 1,365,738 and 1,104,198 for the three months ended June 30, 2020 and 2019, respectively and 1,592,958 and 1,528,533 for the six months ended June 30, 2020 and 2019, respectively, because to do so would have been anti-dilutive.

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss) attributable to B. Riley Financial, Inc.	$83,840	$22,157	$(14,825)	$30,180
Preferred stock dividends	(1,087)	—	(2,142)	—
Net income (loss) applicable to common shareholders	$82,753	$22,157	$(16,967)	$30,180

Weighted average common shares outstanding:
Basic	25,627,085	26,278,352	25,827,849	26,247,952
Effect of dilutive potential common shares:
Restricted stock units and warrants	1,365,738	543,442	—	448,191
Contingently issuable shares	—	74,779	—	74,779
Diluted	26,992,823	26,896,573	25,827,849	26,770,922

Basic income (loss) per common share	$3.23	$0.84	$(0.66)	$1.15
Diluted income (loss) per common share	$3.07	$0.82	$(0.66)	$1.13

NOTE 14 — COMMITMENTS AND CONTINGENCIES

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

On August 11, 2017, a putative class action lawsuit titled Freedman v. magicJack VocalTec Ltd. et al., Case 9-17-cv-80940, was filed against magicJack and its Board of Directors in the United States District Court for the Southern District of Florida (Case No: 9:17-cv-80940-RLR). In November 2018, the District court granted the Company’s request for dismissal of the case. However, the plaintiff appealed the ruling and oral arguments for the appeal were held in January 2020. On June 25, 2020, the Appeals court provided its ruling in favor of the Company, upholding the District court’s dismissal of the case.

On January 5, 2017, complaints filed in November 2015 and May 2016 naming MLV & Co. (“MLV”), a broker-dealer subsidiary of FBR, as a defendant in putative class action lawsuits alleging claims under the Securities Act, in connection with the offerings of Miller Energy Resources, Inc. (“Miller”) have been consolidated. The Master Consolidated Complaint, styled Gaynor v. Miller et al., is pending in the United States District Court for the Eastern District of Tennessee, and, like its predecessor complaints, continues to allege claims under Sections 11 and 12 of the Securities Act against nine underwriters for alleged material misrepresentations and omissions in the registration statement and prospectuses issued in connection with six offerings (February 13, 2013; May 8, 2013; June 28, 2013; September 26, 2013; October 17, 2013 (as to MLV only) and August 21, 2014) with an alleged aggregate offering price of approximately $151,000. The Court ordered mediation before a federal magistrate took place on August 6, 2019, with no resolution. In December 2019, the Court remanded the case to state court. In July 2020, the Company agreed to settle this matter, subject to court approval.

In July 2017, an arbitration claim was filed with FINRA by Dominick & Dickerman LLC and Michael Campbell against WSI and Gary Wunderlich with respect to the acquisition by Wunderlich Investment Company, Inc. (“WIC”) (the parent corporation of WSI) of certain assets of Dominick & Dominick LLC in 2015. The Claimants allege that respondents overvalued WIC so that the purchase price paid to the Claimants in shares of WIC stock was artificially inflated. On April 7, 2020, the arbitration panel issued an award against BRWM and Gary Wunderlich holding each party jointly and severally liable for damages, costs and expenses in an aggregate amount of $11,400. The Company filed a motion to vacate the arbitration award in the U.S. District Court for the Southern District of New York on May 5, 2020. In June 2020, Dominick & Dickerman LLC settled the matter for $10,150 in cash. Michael Campbell agreed that the award shall be vacated as to him.

In December 2015, magicJack received a Letter of Inquiry (the “2015 LOI”) from the Enforcement Bureau (the “Bureau”) of the Federal Communications Commission (“FCC”) in which the Bureau indicated that it was investigating whether the Company is subject to the FCC’s rules applicable to interconnected VoIP providers. magicJack believes that it is not an interconnected VoIP provider under current regulations and is not subject to the FCC rules. Previously, magicJack received similar letters of inquiry in 2010 and 2013, neither of which resulted in any enforcement action. magicJack responded to the 2015 LOI in February 2016. The Company participated in discussions with the FCC regarding a potential settlement, and on June 5, 2020, the Company and the FCC entered into a Consent Decree to settle the FCC’s inquiry. In the Consent Decree, magicJack made no admission of non-compliance with FCC regulations but did agree to make certain changes to its product offerings and marketing materials on a go forward basis and to make a cash payment of $5,000 to the FCC.

(b) Franchise Group Commitment Letter, Loan Participant Guaranty and CIBC Guarantee

Commitment Letter

On February 14, 2020, affiliates of FRG entered into an ABL Credit Agreement (the “Franchise Credit Agreement”), with GACP Finance Co., LLC (“GACP Finance”) as administrative agent and collateral agent, and the lenders from time to time party thereto, pursuant to which the lenders provided an asset based credit facility to FRG in an aggregate principal amount of $100,000 In connection with the Franchise Credit Agreement, the Company entered into a commitment letter, dated as of February 14, 2020 (the “Commitment Letter”), pursuant to which the Company committed to provide a $100,000 asset based lending facility to FRG, on April 14, 2020 if, on or before such date, the obligations under the Franchise Credit Agreement are not refinanced in full. On May 1, 2020, the Company extended its commitment under the Commitment Letter until 30 days prior to the maturity date which is currently set forth in the Franchise Credit Agreement as September 30, 2020.

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

CIBC Guaranty

On February 14, 2020, the Company entered into a limited guaranty (the “CIBC Guaranty”) in favor of CIBC Bank USA (“CIBC”), pursuant to which the Company guaranteed the payment when due of certain obligations, including all principal, interest, and other amounts that shall be at any time payable by FRG under FRG’s credit agreement with CIBC and the lenders party thereto, dated as of May 16, 2019, as amended (the “CIBC Credit Agreement”) in an amount not to exceed $125,000 plus certain expenses of CIBC related to such guaranteed obligations (the “CIBC Guaranteed Obligations”). CIBC may require payment of the CIBC Guaranteed Obligations by the Company upon the occurrence of either (a) the failure of FRG to pay any principal of any loan or any reimbursement obligation in respect of any letter of credit disbursement or (b) the failure of FRG to pay any interest on any loan or on any reimbursement obligation in respect of any letter of credit disbursement within five business days of the date due, in each case pursuant to the CIBC Credit Agreement. The CIBC Guaranty terminated on June 30, 2020.

(c) Babcock & Wilcock Commitments and Guarantee

On May 14, 2020, the Company entered into an a agreement to provide Babcock & Wilcox Enterprises, Inc. (“B&W”) future commitments to loan B&W up to $40,000 at various dates starting in November 2020 and the Company provided a limited guaranty of B&W’s obligations under B&W’s amended credit facility as more fully described in Note 17 - Related Party Transactions.

NOTE 15 — SHARE-BASED PAYMENTS AND COMMON STOCK

(a) Employee Stock Incentive Plans

Share- based compensation expense for restricted stock units under the Company’s Amended and Restated 2009 Stock Incentive Plan (the “Plan”) was $4,109 and $2,860 for the three months ended June 30, 2020 and 2019, respectively and $9,265 and $5,353 for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, in connection with employee stock incentive plans the Company granted 586,916 restricted stock units with a weighted average grant date fair value of $18.53 per share.  The restricted stock units generally vest over a period of one to three years based on continued service. Performance based restricted stock units generally vest based on both the employee’s continued service and the Company’s common stock price, as defined in the grant, achieving a set threshold during the three-year period following the grant.  In determining the fair value of restricted stock units on the grant date, the fair value is adjusted for (a) estimated forfeitures, (b) expected dividends based on historical patterns and the Company’s anticipated dividend payments over the expected holding period and (c) the risk-free interest rate based on U.S. Treasuries for a maturity matching the expected holding period.

(b) Employee Stock Purchase Plan

In connection with the Company’s Purchase Plan, share based compensation was $59 and $74 for the three months ended June 30, 2020 and 2019, respectively and $224 and $195 for the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020, there were 524,891 shares reserved for issuance under the Purchase Plan.

(c) Common Stock

During the six months ended June 30, 2020, the Company repurchased 1,240,581 shares of its common stock for $27,779 which represents an average price of $22.39 per common share. On July 1, 2020, the Company entered into an agreement to repurchase 900,000 shares of its common stock for $19,800 ($22.00 per common share) from one of its shareholders. In accordance with the agreement, the Company repurchased 450,000 shares for $9,900 on July 2, 2020 and the remaining 450,000 shares are required to be repurchased for $9,900 at a mutually agreeable date prior to January 1, 2021. In addition to the repurchases of common stock, 387,365 shares of the Company’s common stock that were previously held in escrow in connection with the acquisition of WIC in 2017 were forfeited and cancelled on June 11, 2020 to indemnify the Company for certain representations and warranties and related claims pursuant to a related acquisition agreement.

NOTE 16 — NET CAPITAL REQUIREMENTS

B. Riley FBR and B. Riley Wealth Management (“BRWM”), the Company’s broker-dealer subsidiaries, are registered with the SEC as broker-dealers and are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company’s broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1) which requires the subsidiaries to maintain minimum net capital and provides that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As of June 30, 2020, B. Riley FBR had net capital of $99,404, which was $96,325 in excess of its required net capital of $3,079; and BRWM had net capital of $4,923 which was $4,263 in excess of its required net capital of $660.

NOTE 17 — RELATED PARTY TRANSACTIONS

At June 30, 2020, amounts due from related parties of $295 included $32 from GACP I, L.P. (“GACP I”) and $15 from GACP II, L.P. (“GACP II”) for management fees and other operating expenses, and $248 due from CA Global Partners (“CA Global”) for operating expenses related to wholesale and industrial liquidation engagements managed by CA Global on behalf of GA Global Ptrs. At December 31, 2019, amounts due from related parties of $5,832 included $145 from GACP I and $12 from GACP II for management fees and other operating expenses, $13 due from B. Riley Principal Merger Corp, a company that consummated its initial public offering on April 11, 2019, for which our wholly owned subsidiary, B. Riley Principal Sponsor Co. LLC, was the Sponsor, and $3,846 due from John Ahn, who at the time was the President of Great American Capital Partners, LLC, our indirect wholly owned subsidiary (“GACP”), pursuant to a Secured Line of Promissory Note related to a Transfer Agreement as further discussed below. During the six months ended June 30, 2020, the Company sold a portion of a loan receivable to GACP for $1,800. At June 30, 2020, the Company had sold loan participations to BRC Partners Opportunity Fund, LP (“BRCPOF”), a private equity fund managed by one of its subsidiaries, in the amount of $14,109, and recorded interest expense of $971 during the six months ended June 30, 2020 related to BRCPOF’s loan participations.  Our executive officers and members of our board of directors have a 72.9% financial interest, which includes a financial interest of Bryant Riley, our Co-Chief Executive Officer, of 42.1% in the BRCPOF at June 30, 2020.   At June 30, 2020 and December 31, 2019, the Company had outstanding loan to participations to BRCPOF in the amount of $14,109 and $12,478, respectively.

On April 1, 2019, the Company entered into a Transfer Agreement (the “Transfer Agreement”) with GACP II, a fund managed by GACP, and John Ahn, who is the brother of Phil Ahn, the Company’s Chief Financial Officer and Chief Operating Officer. The Transfer Agreement provides for among other things, the transfer to Mr. J. Ahn of 55.56% of the Company’s limited partnership interest in GACP II (the “Transferred Interest”), which represents a capital commitment in the aggregate amount of $5,000. In connection with the Transfer Agreement, the Company provided Mr. J. Ahn with a non-recourse, secured line of credit in an aggregate amount of up to $5,003 pursuant to the terms of a Secured Line of Credit Promissory Note (the “Note”) dated April 1, 2019, to fund the purchase price of the Transferred Interest. We also entered into a Security Agreement with Mr. J. Ahn on April 1, 2019, which granted to the Company a security interest in the Transferred Interest to secure Mr. J. Ahn’s obligations under the Note. The Note is subject to an interest rate per annum of 7.00%. As of December 31, 2019, the principal and accrued interest on the Note were $3,798 and $48, respectively. In June 2020, the Company entered into an investment advisory services agreement with Whitehawk Capital Partners, L.P., a limited partnership controlled by Mr. J. Ahn, (“Whitehawk”). Whitehawk has agreed to provide investment advisory services for GACP I and GACP II.  In accordance with the terms of the Note, Mr. Ahn surrendered the Transferred Interest to the Company in exchange for the cancellation of the Note. During the six months ended June 30, 2020, interest payments received on the Note was $121 and management fees paid for investment advisory services by Whitehawk was $103.

On May 22, 2020, the Company earned $3,275 of underwriting fees from the initial public offering of B. Riley Principal Merger Corp. II, (“BRPM II”), which was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “BRPM II IPO”). The Company has also agreed to loan BRPM II up to $300 for operating expenses. The loan is interest free and there were no amounts outstanding at June 30, 2020. BRPM II entered into a non-binding letter of intent to acquire a privately held company that is not related to the Company (the “Proposed Acquisition”). The non-binding letter of intent contemplates that the Company would provide a backstop guarantee to raise $50,000 new equity in a private placement for the Proposed Acquisition.  The Proposed Acquisition is expected to be completed in the fourth quarter of 2020, subject to, among other things, the negotiation and execution of a definitive agreement between BRPM II and the privately held company.

In addition to the above, the Company from time to time participates in loans and financing arrangements in respect of companies in which the Company has an equity ownership and representation on the board of directors or equivalent body. The Company may also provide consulting services or investment banking services to raise capital for these companies. These transactions can be summarized as follows:

Sonim

The Company has a loan receivable due from Sonim Technologies, Inc. (“Sonim”) that is included in loans receivable at fair value with a fair value of $9,603 at December 31, 2019. Interest is payable at 10.0% per annum with a maturity date of September 1, 2022. The original loan was made in October 2017 in connection with the Company’s initial investment in common stock and preferred stock that was purchased from Sonim’s existing shareholders. In October 2017, the Company also entered into a management services agreement with Sonim to provide advisory and consulting services for management fees of up to $200 per year. The management services agreement was terminated in September 2019.

In June 2020 Sonim repaid $4,000 of the outstanding loan balance in cash and the remaining principal amount, accrued interest and other amounts outstanding of $6,170 under the loan converted into shares of common stock of Sonim at the then public offering price of shares of Sonim’s common stock.

Babcock and Wilcox

The Company has a last-out term loan receivable due from B&W that is included in loans receivable, at fair value with a fair value of $150,812 at June 30, 2020. As of December 31, 2019, the last-out term loan was included in loans receivable, at cost with a carrying value of $109,147. On January 31, 2020, the Company provided B&W with an additional $30,000 of last-out term loans pursuant to new amendments to B&W’s credit agreement. On May 14, 2020, the Company provided B&W with another $30,000 of last-out term loans pursuant to a further amendment to B&W’s credit agreement which also included future commitments for the Company to loan B&W $40,000 at various dates starting in November 2020 and a limited guaranty by the Company of B&W’s obligations under the amended credit facility, (the “Amendment Transactions”). Interest is payable quarterly at the fixed rate of 12.0% per annum in common stock of B&W at $2.28 per common share through December 31, 2020 and in cash thereafter. All of these loans were made to B&W as part of various amendments to B&W’s existing credit agreement with other lenders not related to the Company. As part of the Amendment Transactions, the Company entered into the following agreements: (i) an Amendment and Restatement Agreement, dated as of May 14, 2020, among B&W, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto, including the Company; (ii) a Fee Letter, dated as of May 14, 2020, among the Company and B&W; (iii) a Fee and Interest Equitization Agreement, dated May 14, 2020, between the Company, B. Riley FBR, and B&W; (iv) a Termination Agreement, dated as of May 14, 2020, the Company and B&W and acknowledged by Bank of America, N.A. with respect to the Backstop Commitment Letter; and (v) a Limited Guaranty Agreement, dated as of May 14, 2020, among the Company, B&W and Bank of America, N.A.

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

Maven

The Company has loans receivable due from theMaven, Inc. (“Maven”) that are included in loans receivable, at fair value of $71,118 at June 30, 2020. At December 31, 2019, the Company had a loan receivable due from Maven that is included in loans receivable at fair value of $21,150 and another loan receivable from Maven that is included in loans receivable at historical cost with a carrying value of $47,933 (which is comprised of the principal balance due in the amount of $49,921, less original issue discount of $1,988). Interest on these loans is payable at 12.0% to 15.0% per annum with maturity dates through June 2022.

Franchise Group

The Company has a loan receivable due from Vitamin Shoppe, a subsidiary of FRG, (“Vitamin Shoppe”) that was included in loans receivable, at fair value with a fair value of $4,951 at December 31, 2019. Interest was payable at 13.7% per annum with a maturity date of December 16, 2022. The principal balance of $4,697 on the Vitamin Shoppe loan receivable was repaid in May 2020 and the final interest payment of $31 was paid on June 1, 2020. During the six months ended June 30, 2020, the Company earned $4,329 of underwriting fees from FRG in connection with FRG’s capital raising activities.

The Company is party to a Commitment Letter, Loan Participant Guaranty and was party to the CIBC Guarantee with FRG as disclosed above in Note 14 – Commitments and Contingencies.

NOTE 18 — BUSINESS SEGMENTS

The Company’s business is classified into the Capital Markets segment, Auction and Liquidation segment, Valuation and Appraisal segment, Principal Investments — United Online and magicJack segment, and Brands segment. These reportable segments are all distinct businesses, each with a different marketing strategy and management structure.

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Capital Markets segment:
Revenues - Services and fees	$86,858	$71,692	$191,271	$119,706
Trading income (losses) and fair value adjustments on loans	114,547	5,595	(67,895)	31,462
Interest income - Loans and securities lending	24,506	16,961	46,357	28,381
Total revenues	225,911	94,248	169,733	179,549
Selling, general and administrative expenses	(81,030)	(63,041)	(135,741)	(126,430)
Restructuring (charge) recovery	—	(25)	—	4
Interest expense - Securities lending and loan participations sold	(11,221)	(5,502)	(19,694)	(12,306)
Depreciation and amortization	(1,091)	(1,287)	(2,196)	(2,563)
Segment income	132,569	24,393	12,102	38,254
Auction and Liquidation segment:
Revenues - Services and fees	7,206	33,740	27,867	54,449
Revenues - Sale of goods	1,045	1,176	1,045	1,176
Total revenues	8,251	34,916	28,912	55,625
Direct cost of services	(3,217)	(12,939)	(18,033)	(19,213)
Cost of goods sold	(285)	(852)	(314)	(866)
Selling, general and administrative expenses	(2,729)	(3,295)	(4,255)	(6,210)
Depreciation and amortization	—	(2)	(1)	(4)
Segment income	2,020	17,828	6,309	29,332
Valuation and Appraisal segment:
Revenues - Services and fees	7,669	9,742	16,457	18,325
Selling, general and administrative expenses	(6,144)	(6,974)	(13,011)	(14,161)
Depreciation and amortization	(47)	(31)	(88)	(64)
Segment income	1,478	2,737	3,358	4,100
Principal Investments - United Online and magicJack segment:
Revenues - Services and fees	20,656	24,794	42,374	51,384
Revenues - Sale of goods	775	984	1,779	1,929
Total revenues	21,431	25,778	44,153	53,313
Direct cost of services	(4,768)	(6,724)	(9,904)	(14,566)
Cost of goods sold	(575)	(953)	(1,315)	(2,058)
Selling, general and administrative expenses	(4,049)	(5,495)	(9,512)	(12,515)
Depreciation and amortization	(2,851)	(3,300)	(5,730)	(6,763)
Restructuring charge	—	(1,527)	—	(1,703)
Segment income	9,188	7,779	17,692	15,708
Brands segment:
Revenues - Services and fees	3,206	—	7,007	—
Selling, general and administrative expenses	(309)	—	(1,213)	—
Depreciation and amortization	(715)	—	(1,429)	—
Impairment of tradenames	(8,500)	—	(12,500)	—
Segment loss	(6,318)	—	(8,135)	—
Consolidated operating income from reportable segments	138,937	52,737	31,326	87,394

Corporate and other expenses	(7,597)	(8,482)	(21,130)	(18,161)
Interest income	224	331	470	968
Loss on equity investments	(318)	(1,400)	(554)	(5,162)
Interest expense	(16,509)	(11,588)	(32,163)	(22,358)
Income (Loss) before income taxes	114,737	31,598	(22,051)	42,681
(Provision) benefit for income taxes	(32,208)	(9,289)	5,331	(12,393)
Net income (loss)	82,529	22,309	(16,720)	30,288
Net (loss) income attributable to noncontrolling interests	(1,311)	152	(1,895)	108
Net income (loss) attributable to B. Riley Financial, Inc.	83,840	22,157	(14,825)	30,180
Preferred stock dividends	1,087	—	2,142	—
Net income (loss) available to common shareholders	$82,753	$22,157	$(16,967)	$30,180

The following table presents revenues by geographical area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Revenues - Services and fees:
North America	$124,039	$139,968	$282,505	$243,788
Australia	1,038	—	1,702	15
Europe	518	—	769	61
Total Revenues - Services and fees	$125,595	$139,968	$284,976	$243,864

Trading (losses) income and fair value adjustments on loans
North America	$114,547	$5,595	$(67,895)	$31,462

Revenues - Sale of goods
North America	$1,820	$2,160	$2,824	$3,105

Revenues - Interest income - Loans and securities lending:
North America	$24,506	$16,961	$46,357	$28,381

Total Revenues:
North America	$264,912	$164,684	$263,791	$306,736
Australia	1,038	—	1,702	15
Europe	518	—	769	61
Total Revenues	$266,468	$164,684	$266,262	$306,812

During the six months ended June 30, 2020 and 2019 long-lived assets, which consist of property and equipment and other assets, of $12,287 and $13,997, respectively, were located in North America.

Segment assets are not reported to, or used by, the Company’s Chief Operating Decision Maker to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.

NOTE 19 — SUBSEQUENT EVENTS

From time to time, the Company may decide to pay dividends which will be dependent upon our financial condition and results of operations. On July 30, 2020, the Board of Directors announced an increase to the regular quarterly dividend from $0.25 per share to $0.30 per share. On July 30, 2020, the Company declared a regular quarterly dividend of $0.30 per share and a special dividend of $0.05 per share which will be paid on or about August 28, 2020 to stockholders of record as of August 14, 2020. While it is the Board’s current intention to make regular dividend payments each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends on our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

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

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Condensed Consolidated Statements of Operations

(Dollars in thousands)

	Three Months Ended
	June 30,	June 30,	Change
	2020	2019	Amount	%
Revenues:
Services and fees	$125,595	$139,968	$(14,373)	(10.3%)
Trading income and fair value adjustments on loans	114,547	5,595	108,952	n/m
Interest income - Loans and securities lending	24,506	16,961	7,545	44.5%
Sale of goods	1,820	2,160	(340)	(15.7%)
Total revenues	266,468	164,684	101,784	61.8%

Operating expenses:
Direct cost of services	7,985	19,663	(11,678)	(59.4%)
Cost of goods sold	860	1,805	(945)	(52.4%)
Selling, general and administrative expenses	106,562	91,907	14,655	15.9%
Restructuring charge	—	1,552	(1,552)	(100.0%)
Impairment of tradenames	8,500	—	8,500	100.0%
Interest expense - Securities lending and loan participations sold	11,221	5,502	5,719	103.9%
Total operating expenses	135,128	120,429	14,699	12.2%
Operating income	131,340	44,255	87,085	196.8%
Other income (expense):
Interest income	224	331	(107)	(32.3%)
Loss from equity investments	(318)	(1,400)	1,082	(77.3%)
Interest expense	(16,509)	(11,588)	(4,921)	42.5%
Income before income taxes	114,737	31,598	83,139	263.1%
Provision for income taxes	(32,208)	(9,289)	(22,919)	246.7%
Net income	82,529	22,309	60,220	269.9%
Net (loss) income attributable to noncontrolling interests	(1,311)	152	(1,463)	n/m
Net income attributable to B. Riley Financial, Inc.	83,840	22,157	61,683	278.4%
Preferred stock dividends	1,087	—	1,087	100.0%
Net income available to common shareholders	$82,753	$22,157	$60,596	273.5%

n/m - Not applicable or not meaningful.

Revenues

The table below and the discussion that follows are based on how we analyze our business.

	Three Months Ended
	June 30, 2020	June 30, 2019	Change
	Amount	Amount	Amount	%
Revenues - Services and fees:
Capital Markets segment	$86,858	$71,692	$15,166	21.2%
Auction and Liquidation segment	7,206	33,740	(26,534)	-78.6%
Valuation and Appraisal segment	7,669	9,742	(2,073)	-21.3%
Principal Investments - United Online and magicJack segment	20,656	24,794	(4,138)	-16.7%
Brands	3,206	—	3,206	100.0%
Subtotal	125,595	139,968	(14,373)	-10.3%

Revenues - Sale of goods:
Auction and Liquidation segment	1,045	1,176	(131)	-11.1%
Principal Investments - United Online and magicJack segment	775	984	(209)	-21.2%
Subtotal	1,820	2,160	(340)	-15.7%

Trading income and fair value adjustments on loans
Capital Markets segment	114,547	5,595	108,952	n/m
Subtotal	114,547	5,595	108,952	n/m

Interest income - Loans and securities lending:
Capital Markets segment	24,506	16,961	7,545	44.5%
Total revenues	$266,468	$164,684	$101,784	61.8%

n/m - Not applicable or not meaningful.

Total revenues increased approximately $101.8 million to $266.5 million during the three months ended June 30, 2020 from $164.7 million during the three months ended June 30, 2019. The increase in revenues during the three months ended June 30, 2020 was primarily due to an increase in revenue from trading income and fair value adjustments on loans of $109.0 million and interest income - loans and securities lending of $7.5 million, partially offset by decreases in revenue from services and fees of $14.4 million and a decrease in revenues from sales of goods of $0.3 million. The decrease in revenue from services and fees of $14.4 million in the three months ended June 30, 2020 was primarily due to decreases in revenue of $26.5 million in the Auction and Liquidation segment, $2.1 million in the Valuation and Appraisal segment and $4.1 million in the Principal Investments — United Online and magicJack segment, partially offset by increases of revenue of $15.2 million in the Capital Markets segment and $3.2 million in the Brands segment.

Revenues from services and fees in the Capital Markets segment increased $15.2 million, to $86.9 million during the three months ended June 30, 2020 from $71.7 million during the three months ended June 30, 2019. The increase in revenues was primarily due to an increase in revenue of $10.1 million from corporate finance, consulting and investment banking fees, an increase in revenues from commissions of $2.4 million and an increase in asset management fees of $0.2 million.

Revenues from services and fees in the Auction and Liquidation segment decreased $26.5 million to $7.2 million during the three months ended June 30, 2020 from $33.7 million during the three months ended June 30, 2019. The decrease in revenues in the Auction and Liquidation segment was primarily due to fewer large retail liquidation engagements during the quarter and the impact of COVID-19 which resulted in delays and temporary stoppage of certain retail liquidation engagements. In June 2020, a number of retail liquidation engagements resumed as a number of states allowed the reopening of retail stores.

Revenues from services and fees in the Valuation and Appraisal segment decreased $2.1 million to $7.7 million during the three months ended June 30, 2020 from $9.7 million during the three months ended June 30, 2019. The decrease in revenues in the Valuation and Appraisal segment is primarily due to a decrease in revenues for appraisal engagements of $0.7 million where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors and $1.4 million for appraisal engagements where we provide corporate valuation services and the valuation of machinery and equipment.

Revenues from services and fees in the Principal Investments - United Online and magicJack segment decreased $4.1 million to $20.7 million during the three months ended June 30, 2020 from $24.8 million during the three months ended June 30, 2019. The decrease in revenues from services and fees is a result of a decrease in subscription services of $2.8 million and a decrease in advertising licensing and other of $1.4 million. Management expects revenues from the Principal Investments - United Online and magicJack segment to continue to decline year over year.

Revenues from services and fees in the Brands segment were $3.2 million for the three months ended June 30, 2020. We established the Brands segment in 2019 following the acquisition of a majority interest in BR Brands on October 28, 2019. The primary source of revenue included in this segment is the licensing of trademarks.

Trading income and fair value adjustments on loans increased $109.0 million to $114.5 million for the three months ended June 30, 2020 from $5.6 million for the three months ended June 30, 2019. The $114.5 million gain for the three months ended June 30, 2020 includes realized and unrealized gains earned on investments made in our proprietary trading account of $118.6 million, partially offset by unrealized losses on our loans receivable that are measured at fair value of $4.1 million.

Interest income – loans and securities lending increased $7.5 million, to $24.5 million during the three months ended June 30, 2020 from $17.0 million during the three months ended June 30, 2019. Interest income from securities lending was $13.5 million and $7.7 million during the three months ended June 30, 2020 and 2019, respectively. Interest income from loans was $11.0 million and $9.3 million during the three months ended June 30, 2020 and 2019, respectively. The increase in interest income on loans was primarily due to the increase in lending activities in our Capital Markets segment which included an increase in loans receivable to $325.5 million at June 30, 2020 from $250.5 million at June 30, 2019.

Sale of Goods, Cost of Goods Sold and Gross Margin

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
		Principal			Principal
		Investments -			Investments -
	Auction and	United Online		Auction and	United Online
	Liquidation	and magicJack		Liquidation	and magicJack
	Segment	Segment	Total	Segment	Segment	Total
Revenues - Sale of Goods	$1,045	$775	$1,820	$1,176	$984	$2,160
Cost of goods sold	285	575	860	852	953	1,805
Gross margin on sale of goods	$760	$200	$960	$324	$31	$355

Gross margin percentage	72.7%	25.8%	52.7%	27.6%	3.2%	16.4%

Revenues from the sale of goods decreased $0.3 million, to $1.8 million during the three months ended June 30, 2020 from $2.2 million during the three months ended June 30, 2019. The decrease in revenues from sale of goods was primarily attributable to a $0.3 million decrease in the sales of magicJack devices that are sold in connection with VoIP services. Cost of goods sold for the three months ended June 30, 2020 was $0.9 million, resulting in a gross margin of 52.7%.

Operating Expenses

Direct Cost of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the three months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
		Principal			Principal
		Investments -			Investments -
	Auction and	United Online		Auction and	United Online
	Liquidation	and magicJack		Liquidation	and magicJack
	Segment	Segment	Total	Segment	Segment	Total
Revenues - Services and fees	$7,206	$20,656		$33,740	$24,794
Direct cost of services	3,217	4,768	$7,985	12,939	6,724	$19,663
Gross margin on services and fees	$3,989	$15,888		$20,801	$18,070

Gross margin percentage	55.4%	76.9%		61.7%	72.9%

Total direct costs decreased $11.7 million, to $8.0 million during the three months ended June 30, 2020 from $19.7 million during the three months ended June 30, 2019. Direct costs of services decreased by $9.7 million in the Auction and Liquidation segment and $2.0 million in the Principal Investments — United Online and magicJack segment. The decrease in direct costs in the Auction and Liquidation segment was primarily due to mix of more fee type retail liquidation engagement which have lower gross margins that were performed during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The decrease in direct costs in the Principal Investments — United Online and magicJack segment was primarily as a result of the sale of a division of magicJack in May of 2019.

Auction and Liquidation

Gross margin in the Auction and Liquidation segment for services and fees decreased to 55.4% of revenues during the three months ended June 30, 2020, as compared to 61.7% of revenues during the three months ended June 30, 2019. The decrease in margin in the Auction and Liquidation segment is due to the mix of more fee type retail liquidation engagements which generally have lower gross margins that were performed in the three months ended June 30, 2020 as compared to the same period in 2019 where the Company had more retail liquidation engagements that contain guarantees of recovery values that generally yield higher gross margins.

Principal Investments — United Online and magicJack

Gross margins in the Principal Investments — United Online and magicJack segment increased to 76.9% of revenues during the three months ended June 30, 2020, as compared to 72.9% of revenues during the three months ended June 30, 2019. The increase in margin in the Principal Investments — United Online and magicJack segment is primarily due to the sale of a division of magicJack in the second quarter of 2019.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended June 30, 2020 and 2019 were comprised of the following:

Selling, General and Administrative Expenses

	Three Months Ended		Three Months Ended
	June 30, 2020		June 30, 2019		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$82,121	77.0%	$64,328	70.0%	$17,793	27.7%
Auction and Liquidation segment	2,729	2.6%	3,297	3.6%	(568)	(17.2)%
Valuation and Appraisal segment	6,191	5.8%	7,005	7.6%	(814)	(11.6)%
Principal Investments - United Online and magicJack segment	6,900	6.5%	8,795	9.6%	(1,895)	(21.5)%
Brands segment	1,024	1.0%	—	0.0%	1,024	100.0%
Corporate and Other segment	7,597	7.1%	8,482	9.2%	(885)	(10.4)%
Total selling, general & administrative expenses	$106,562	100.0%	$91,907	100.0%	$14,655	15.9%

Total selling, general and administrative expenses increased approximately $14.7 million to $106.6 million during the three months ended June 30, 2020 from $91.9 million for the three months ended June 30, 2019. The increase of approximately $14.7 million in selling, general and administrative expenses was due to increases of $17.8 million in the Capital Markets segment and $1.0 million in the Brands segment, partially offset by decreases of $0.6 million in the Auction and Liquidation segment, $0.8 million in the Valuation and Appraisal segment, $1.9 million in the Principal Investments — United Online and magicJack segment and $0.9 million in the Corporate and Other segment.

Capital Markets

Selling, general and administrative expenses in the Capital Markets segment increased by $17.8 million to $82.1 million during the three months ended June 30, 2020 from $64.3 million during the three months ended June 30, 2019. The increase was primarily due to increases of $17.5 million in consulting expenses and $2.6 million in payroll and related expenses partially offset by decreases of $1.5 million in business development expenses and $0.9 million in travel and entertainment expenses.

Auction and Liquidation

Selling, general and administrative expenses in the Auction and Liquidation segment decreased by $0.6 million to $2.7 million during the three months ended June 30, 2020 from $3.3 million during the three months ended June 30, 2019. The decrease in selling, general and administrative expenses in the Auction and Liquidation segment was primarily due to a decrease of $0.5 million in payroll and related expenses.

Valuation and Appraisal

Selling, general and administrative expenses in the Valuation and Appraisal segment decreased by $0.8 million to $6.2 million during the three months ended June 30, 2020 from $7.0 million during the three months ended June 30, 2019. The decrease in selling, general and administrative expenses in the Valuation and Appraisal segment was primarily due to a decrease of $0.5 million in travel and entertainment expenses.

Principal Investments — United Online and magicJack

Selling, general and administrative expenses in the Principal Investments — United Online and magicJack segment decreased $1.9 million to $6.9 million for the three months ended June 30, 2020 from $8.8 million for the three months ended June 30, 2019. The decrease in selling, general and administrative expenses in the Principal Investments — United Online and magicJack segment is primarily due to decreases of $0.7 million in payroll and related expenses and $0.7 million in other expenses.

Brands

Selling, general and administrative expenses in the Brands segment was $1.0 million for the three months ended June 30, 2020. We established the Brands segment in 2019 following the acquisition of a majority equity interest in BR Brands on October 28, 2019.

Corporate and Other

Selling, general and administrative expenses for the Corporate and Other segment decreased approximately $0.9 million to $7.6 million during the three months ended June 30, 2020 from $8.5 million for the three months ended June 30, 2019. The decrease in expenses in the Corporate and Other segment for the three months ended June 30, 2020 was primarily due to a reversal of an accrual to other expenses from the final negotiated settlement of a pre-acquisition litigation claim that related to our wealth management business we acquired in 2017.

Impairment of tradenames. Due to the impact of the COVID-19 outbreak on economic activity and market volatility, we tested our intangible assets as of June 30, 2020 and made the determination that the indefinite-lived tradenames in the Brands segment were impaired and the Company recognized an impairment charge of $8.5 million.

Other Income (Expense). Other income included interest income of $0.2 million during the three months ended June 30, 2020 and $0.3 million during the three months ended June 30, 2019. Interest expense was $16.5 million during the three months ended June 30, 2020 compared to $11.6 million during the three months ended June 30, 2019. The increase in interest expense during the three months ended June 30, 2020 was primarily due to an increase in interest expense of $5.5 million from the issuance of additional senior notes, partially offset by a decrease in interest expense of $0.7 million from the term loan dated December 2018. Other income in the three months ended June 30, 2020 also included losses from equity investments of $0.3 million, a decrease from losses from equity investments of $1.4 million in the prior year period.

Income Before Income Taxes. Income before income taxes was $114.7 million during the three months ended June 30, 2020 compared to income before income taxes of $31.6 million during the three months ended June 30, 2019. The increase in income before income taxes was primarily due to an increase in revenues from trading income and fair value adjustments in the Capital Markets segment of $109.0 million, an increase in segment income of $1.4 million in the Principal Investments – United Online and magicJack segment, offset by a decrease in segment income of $15.8 million in the Auction and Liquidation segment, a loss of $6.3 million in the Brands segment and an increase in interest expense of $4.9 million.

Provision for Income Taxes. Provision for income taxes was $32.2 million during the three months ended June 30, 2020 compared to $9.3 million during the three months ended June 30, 2019. The effective income tax rate was 28.1% for the three months ended June 30, 2020 as compared to 29.4% for the three months ended June 30, 2019.

Net (Loss) Income Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interests represents the proportionate share of net income generated by BR Brand, 20% of the membership interest of which we do not own and Great American Global Partners, LLC, 50% of the membership interest of which we do not own. The net loss attributable to noncontrolling interests was $1.3 million during the three months ended June 30, 2020 compared to net income attributable to noncontrolling interests of $0.2 million during the three months ended June 30, 2019.

Net Income Attributable to the Company. Net income attributable to the Company for the three months ended June 30, 2020 increased to $83.8 million, an increase of $61.6 million, from net income attributable to the Company of $22.2 million for the three months ended June 30, 2019. The increase in net income attributable to the Company during the three months ended June 30, 2020 as compared to the same period in 2019 was primarily due to an increase in operating income of $87.1 million, a decrease in loss from equity investments of $1.1 million, and partially offset by an increase in provision for income taxes of $22.9 million, an increase in interest expense of $4.9 million, an increase in loss attributable to noncontrolling interest of $1.5 million.

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

Net (Loss) Income Available to Common Shareholders. Net income available to common shareholders for the three months ended June 30, 2020 was $82.8 million, from net income available to common shareholders of $22.2 million for the three months ended June 30, 2019. The increase in net income available to common shareholders during the three months ended June 30, 2020 as compared to the same period in 2019 was primarily due to an increase in operating income of $87.1 million, a decrease in loss from equity investments of $1.1 million, and partially offset by an increase in provision for income taxes of $22.9 million, an increase in interest expense of $4.9 million, an increase in loss attributable to noncontrolling interest of $1.5 million.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Condensed Consolidated Statements of Operations

(Dollars in thousands)

	Six Months Ended		Change
	June 30, 2020	June 30, 2019	Amount	%
Revenues:
Services and fees	$284,976	$243,864	$41,112	16.9%
Trading (losses) income and fair value adjustments on loans	(67,895)	31,462	(99,357)	(315.8%)
Interest income - Loans and securities lending	46,357	28,381	17,976	63.3%
Sale of goods	2,824	3,105	(281)	(9.0%)
Total revenues	266,262	306,812	(40,550)	(13.2%)

Operating expenses:
Direct cost of services	27,937	33,779	(5,842)	(17.3%)
Cost of goods sold	1,629	2,924	(1,295)	(44.3%)
Selling, general and administrative expenses	194,306	186,871	7,435	4.0%
Restructuring charge	—	1,699	(1,699)	(100.0%)
Impairment of tradenames	12,500	—	12,500	100.0%
Interest expense - Securities lending and loan participations sold	19,694	12,306	7,388	60.0%
Total operating expenses	256,066	237,579	18,487	7.8%
Operating income	10,196	69,233	(59,037)	(85.3%)
Other income (expense):
Interest income	470	968	(498)	(51.4%)
Loss from equity investments	(554)	(5,162)	4,608	(89.3%)
Interest expense	(32,163)	(22,358)	(9,805)	43.9%
(Loss) income before income taxes	(22,051)	42,681	(64,732)	(151.7%)
Benefit (provision) for income taxes	5,331	(12,393)	17,724	(143.0%)
Net (loss) income	(16,720)	30,288	(47,008)	(155.2%)
Net (loss) income attributable to noncontrolling interests	(1,895)	108	(2,003)	n/m
Net (loss) income attributable to B. Riley Financial, Inc.	(14,825)	30,180	(45,005)	(149.1%)
Preferred stock dividends	2,142	—	2,142	100.0%
Net (loss) income available to common shareholders	$(16,967)	$30,180	$(47,147)	(156.2%)

n/m - Not applicable or not meaningful.

Revenues

The table below and the discussion that follows are based on how we analyze our business.

	Six Months Ended
	June 30, 2020	June 30, 2019	Change
	Amount	Amount	Amount	%
Revenues - Services and fees:
Capital Markets segment	$191,271	$119,706	$71,565	59.8%
Auction and Liquidation segment	27,867	54,449	(26,582)	-48.8%
Valuation and Appraisal segment	16,457	18,325	(1,868)	-10.2%
Principal Investments - United Online and magicJack segment	42,374	51,384	(9,010)	-17.5%
Brands	7,007	—	7,007	100.0%
Subtotal	284,976	243,864	41,112	16.9%

Revenues - Sale of goods:
Auction and Liquidation segment	1,045	1,176	(131)	-11.1%
Principal Investments - United Online and magicJack segment	1,779	1,929	(150)	-7.8%
Subtotal	2,824	3,105	(281)	-9.0%

Trading (losses) income and fair value adjustments on loans
Capital Markets segment	(67,895)	31,462	(99,357)	n/m
Subtotal	(67,895)	31,462	(99,357)	n/m

Interest income - Loans and securities lending:
Capital Markets segment	46,357	28,381	17,976	63.3%
Total revenues	$266,262	$306,812	$(40,550)	-13.2%

n/m - Not applicable or not meaningful.

Total revenues decreased approximately $40.6 million to $266.3 million during the six months ended June 30, 2020 from $306.8 million during the six months ended June 30, 2019. The decrease in revenues during the six months ended June 30, 2020 was primarily due to a decrease in revenue from trading losses and fair value adjustments on loans of $99.4 million and a decrease in revenues from sales of goods of $0.3 million, partially offset by increases in revenue from services and fees of $41.1 million and interest income - loans and securities lending of $18.0 million. The increase in revenue from services and fees of $41.1 million in the six months ended June 30, 2020 was primarily due to increases in revenue of $71.6 million in the Capital Markets segment and $7.0 million in the Brands segment, partially offset by decreases of revenue of $26.6 million in the Auction and Liquidation segment, $1.9 million in the Valuation and Appraisal segment and $9.0 million in the Principal Investments — United Online and magicJack segment.

Revenues from services and fees in the Capital Markets segment increased $71.6 million, to $191.3 million during the six months ended June 30, 2020 from $119.7 million during the six months ended June 30, 2019. The increase in revenues was primarily due to an increase in revenue of $59.6 million from corporate finance, consulting and investment banking fees, an increase in commissions of $6.0 million and an increase in asset management fees of $3.0 million.

Revenues from services and fees in the Auction and Liquidation segment decreased $26.6 million to $27.9 million during the six months ended June 30, 2020 from $54.4 million during the six months ended June 30, 2019. The decrease in revenues in the Auction and Liquidation segment was primarily due to fewer large retail liquidation engagements during the six months ended June 30, 2020 and the impact of COVID-19 which resulted in delays and temporary stoppage in certain retail liquidation engagements. In June 2020, a number of retail liquidation engagements resumed as a number of states allowed the reopening of retail stores.

Revenues from services and fees in the Valuation and Appraisal segment decreased $1.9 million to $16.5 million during the six months ended June 30, 2020 from $18.3 million during the six months ended June 30, 2019. The decrease in revenues in the Valuation and Appraisal segment is primarily due to a decrease in revenues of $0.6 million for appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors and $1.3 million for appraisal engagements where we provide corporate valuation services and the valuation of machinery and equipment.

Revenues from services and fees in the Principal Investments - United Online and magicJack segment decreased $9.0 million to $42.4 million during the six months ended June 30, 2020 from $51.4 million during the six months ended June 30, 2019. The decrease in revenues from services and fees is a result of a decrease in subscription services of $6.3 million and a decrease in advertising licensing and other of $2.7 million. Management expects revenues from the Principal Investments - United Online and magicJack segment to continue to decline year over year.

Revenues from services and fees in the Brands segment were $7.0 million for the six months ended June 30, 2020. We established the Brands segment in 2019 following the acquisition of a majority interest in BR Brands on October 28, 2019. The primary source of revenue included in this segment is the licensing of trademarks.

Trading income and fair value adjustments on loans decreased $99.4 million to a loss of $67.9 million for the six months ended June 30, 2020 from a gain of $31.5 million for the six months ended June 30, 2019. The $67.9 million loss for the six months ended June 30, 2020 includes realized and unrealized loss amounts earned on investments made in our proprietary trading account of $45.9 million and unrealized losses on our loans receivable at fair value of $22.0 million.

Interest income – loans and securities lending increased $18.0 million, to $46.4 million during the six months ended June 30, 2020 from $28.4 million during the six months ended June 30, 2019. Interest income from securities lending was $23.6 million and $17.0 million during the six months ended June 30, 2020 and 2019, respectively. Interest income from loans was $22.8 million and $11.4 million during the six months ended June 30, 2020 and 2019, respectively. The increase in interest income on loans was primarily due to the increase in lending activities in our Capital Markets segment which included an increase in loans receivable to $325.5 million at June 30, 2020 from $250.5 million at June 30, 2019.

Sale of Goods, Cost of Goods Sold and Gross Margin

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
		Principal			Principal
		Investments -			Investments -
	Auction and	United Online		Auction and	United Online
	Liquidation	and magicJack		Liquidation	and magicJack
	Segment	Segment	Total	Segment	Segment	Total
Revenues - Sale of Goods	$1,045	$1,779	$2,824	$1,176	$1,929	$3,105
Cost of goods sold	314	1,315	1,629	866	2,058	2,924
Gross margin on sale of goods	$731	$464	$1,195	$310	$(129)	$181

Gross margin percentage	70.0%	26.1%	42.3%	26.4%	(6.7)%	5.8%

Revenues from the sale of goods decreased $0.3 million, to $2.8 million during the six months ended June 30, 2020 from $3.1 million during the six months ended June 30, 2019. The decrease in revenues from sale of goods was primarily attributable to a decrease in the sales of magicJack devices that are sold in connection with VoIP services. Cost of goods sold for the six months ended June 30, 2020 was $1.6 million, resulting in a gross margin of 42.3%.

Operating Expenses

Direct Cost of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the six months ended June 30, 2020 and 2019 are as follows:

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
		Principal			Principal
		Investments -			Investments -
	Auction	United Online		Auction	United Online
	and Liquidation	and magicJack		and Liquidation	and magicJack
	Segment	Segment	Total	Segment	Segment	Total
Revenues - Services and fees	$27,867	$42,374		$54,449	$51,384
Direct cost of services	18,033	9,904	$27,937	19,213	14,566	$33,779
Gross margin on services and fees	$9,834	$32,470		$35,236	$36,818

Gross margin percentage	35.3%	76.6%		64.7%	71.7%

Total direct costs decreased $5.8 million, to $27.9 million during the six months ended June 30, 2020 from $33.8 million during the six months ended June 30, 2019. Direct costs of services decreased by $1.2 million in the Auction and Liquidation segment and $4.7 million in the Principal Investments — United Online and magicJack segment. The decrease in direct costs in the Auction and Liquidation segment was primarily due to the impact of COVID-19 which resulted in delays and temporary stoppage certain retail liquidation engagements. In June 2020, a number of retail liquidation engagements resumed as a number of states allowed the reopening of retail stores. The decrease in direct costs in the Principal Investments — United Online and magicJack segment was primarily as a result of the sale of a division of magicJack in May of 2019.

Auction and Liquidation

Gross margin in the Auction and Liquidation segment for services and fees decreased to 35.3% of revenues during the six months ended June 30, 2020, as compared to 64.7% of revenues during the six months ended June 30, 2019. The decrease in margin in the Auction and Liquidation segment is due to the mix of more fee type retail liquidation engagements which generally have lower gross margins that were performed in the three months ended June 30, 2020 as compared to the same period in 2019 where the Company had more retail liquidation engagements that contain guarantees of recovery values that generally yield higher gross margins.

Principal Investments — United Online and magicJack

Gross margins in the Principal Investments — United Online and magicJack segment increased to 76.6% of revenues during the six months ended June 30, 2020, as compared to 71.7% of revenues during the six months ended June 30, 2019. The increase in margin in the Principal Investments — United Online and magicJack segment is primarily due to the sale of a division of magicJack in May of 2019.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the six months ended June 30, 2020 and 2019 were comprised of the following:

Selling, General and Administrative Expenses

	Six Months Ended		Six Months Ended
	June 30, 2020		June 30, 2019		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$137,937	71.0%	$128,993	69.1%	$8,944	6.9%
Auction and Liquidation segment	4,256	2.2%	6,214	3.3%	(1,958)	(31.5)%
Valuation and Appraisal segment	13,099	6.7%	14,225	7.6%	(1,126)	(7.9)%
Principal Investments - United Online and magicJack segment	15,242	7.8%	19,278	10.3%	(4,036)	(20.9)%
Brands segment	2,642	1.4%	—	0.0%	2,642	100.0%
Corporate and Other segment	21,130	10.9%	18,161	9.7%	2,969	16.3%
Total selling, general & administrative expenses	$194,306	100.0%	$186,871	100.0%	$7,435	4.0%

Total selling, general and administrative expenses increased approximately $7.4 million to $194.3 million during the six months ended June 30, 2020 from $186.9 million for the six months ended June 30, 2019. The increase of approximately $7.4 million in selling, general and administrative expenses was due to increases of $8.9 million in the Capital Markets segment, $2.6 million in the Brands segment and $3.0 million in the Corporate and Other segment, partially offset by decreases of $2.0 million in the Auction and Liquidation segment, $1.1 million in the Valuation and Appraisal segment and $4.0 million in the Principal Investments — United Online and magicJack segment.

Capital Markets

Selling, general and administrative expenses in the Capital Markets segment increased by $8.9 million to $137.9 million during the six months ended June 30, 2020 from $129.0 million during the six months ended June 30, 2019. The increase was primarily due to increases of $17.9 million in payroll and related expenses, partially offset by a decrease of $8.3 million in consulting expenses.

Auction and Liquidation

Selling, general and administrative expenses in the Auction and Liquidation segment decreased by $2.0 million to $4.3 million during the six months ended June 30, 2020 from $6.2 million during the six months ended June 30, 2019. The decrease in selling, general and administrative expenses in the Auction and Liquidation segment was primarily due to a decrease of $1.7 million in payroll and related expenses.

Valuation and Appraisal

Selling, general and administrative expenses in the Valuation and Appraisal segment decreased by $1.1 million to $13.1 million during the six months ended June 30, 2020 from $14.2 million during the six months ended June 30, 2019. The decrease in selling, general and administrative expenses in the Valuation and Appraisal segment was primarily due to decreases of $0.7 million in travel and entertainment expenses, $0.3 million in consulting expenses and $0.3 million in legal expenses, partially offset by an increase of $0.2 million in payroll and related expenses.

Principal Investments — United Online and magicJack

Selling, general and administrative expenses in the Principal Investments — United Online and magicJack segment decreased $4.0 million to $15.2 million for the six months ended June 30, 2020 from $19.3 million for the six months ended June 30, 2019. The decrease in selling, general and administrative expenses in the Principal Investments — United Online and magicJack segment is primarily due to decreases of $1.3 million in payroll and related expenses, $0.8 million in legal expenses, $0.3 million in transaction costs and $0.9 million in other expenses.

Brands

Selling, general and administrative expenses in the Brands segment was $2.6 million for the six months ended June 30, 2020. We established the Brands segment in 2019 following the acquisition of a majority equity interest in BR Brands on October 28, 2019.

Corporate and Other

Selling, general and administrative expenses for the Corporate and Other segment increased approximately $3.0 million to $21.1 million during the six months ended June 30, 2020 from $18.2 million for the six months ended June 30, 2019. The increase of expenses in the Corporate and Other segment for the six months ended June 30, 2020 was primarily due to an increase of $2.3 million in payroll and related expenses.

Impairment of tradenames. Due to the impact of the COVID-19 outbreak on economic activity and market volatility, we tested our intangible assets as of March 31, 2020 and June 30, 2020 and made the determination that the indefinite-lived tradenames in the Brands segment were impaired and the Company recognized impairment charges of $12.5 million.

Other Income (Expense). Other income included interest income of $0.5 million during the six months ended June 30, 2020 and $1.0 million during the six months ended June 30, 2019. Interest expense was $32.2 million during the six months ended June 30, 2020 compared to $22.4 million during the six months ended June 30, 2019. The increase in interest expense during the six months ended June 30, 2020 was primarily due to an increase in interest expense of $11.1 million from the issuance of senior notes due in 2021, 2023, 2024, 2025, 2026 and 2027, partially offset by a decrease in interest expense of $1.1 million from the term loan dated December 2018 and a decrease in interest expense on our asset based credit facility and other of $0.2 million. Other income in the six months ended June 30, 2020 also included losses on equity investments of $0.6 million, a decrease from losses from equity investments of $5.2 million in the prior year period.

(Loss) Income Before Income Taxes. Loss before income taxes was $22.1 million during the six months ended June 30, 2020 compared to income before income taxes of $42.7 million during the six months ended June 30, 2019. The decrease in income before income taxes was primarily due to a decrease in revenues of approximately $40.6 million, an increase in interest expense of $9.8 million, an increase in operating expenses of $18.5 million and a decrease in interest income of $0.5 million, partially offset by a decrease in loss from equity investments of $4.6 million, as discussed above.

Benefit (Provision) for Income Taxes. Benefit from income taxes was $5.3 million during the six months ended June 30, 2020 compared to provision for income taxes of $12.4 million during the six months ended June 30, 2019. The effective income tax rate was a benefit of 24.2% for the six months ended June 30, 2020 as compared to a provision of 29.0% for the six months ended June 30, 2019.

Net (Loss) Income Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interests represents the proportionate share of net income generated by BR Brand, 20% of the membership interest of which we do not own and Great American Global Partners, LLC, 50% of the membership interest of which we do not own. The net loss attributable to noncontrolling interests was $1.9 million during the six months ended June 30, 2020 compared to net income of $0.1 million during the six months ended June 30, 2019.

Net (Loss) Income Attributable to the Company. Net loss attributable to the Company for the six months ended June 30, 2020 was $14.8 million, from net income attributable to the Company of $30.2 million for the six months ended June 30, 2019. The decrease in net income attributable to the Company during the six months ended June 30, 2020 as compared to the same period in 2019 was primarily due to a decrease in operating income of $59.0 million, an increase in interest expense of $9.8 million and a decrease in interest income of $0.5 million and an increase in loss attributable to noncontrolling interest of $2.0 million, partially offset by an increase in benefit from income taxes of $17.7 million and a decrease in loss from equity investments of $4.6 million.

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

Net (Loss) Income Available to Common Shareholders. Net loss available to common shareholders for the six months ended June 30, 2020 was $17.0 million, from net income available to common shareholders of $30.2 million for the six months ended June 30, 2019. The increase in net loss available to common shareholders during the six months ended June 30, 2020 as compared to the same period in 2019 was primarily due to a decrease in operating income of $59.0 million, an increase in interest expense of $9.8 million, a decrease in interest income of $0.5 million and an increase in loss attributable to noncontrolling interest of $2.0 million and an increase in preferred stock dividends of $2.1 million, partially offset by an increase in benefit from income taxes of $17.7 million and a decrease in loss from equity investments of $4.6 million.

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

During the six months ended June 30, 2020 and 2019, we generated net loss of $16.7 million and net income of $30.3 million, respectively. Our cash flows and profitability are impacted by the number and size of retail liquidation and capital markets engagements performed on a quarterly and annual basis.

As of June 30, 2020, we had $106.3 million of unrestricted cash and cash equivalents, $0.5 million of restricted cash, $399.0 million of securities and other investments held at fair value, $325.5 million of loans receivable, and $926.0 million of borrowings outstanding. The borrowings outstanding of $926.0 million at June 30, 2020 included (a) $854.0 million of borrowings from the issuance of the series of Senior Notes that are due at various dates ranging from May 31, 2023 to December 31, 2023 with interest rates ranging from 6.375% to 7.5%, (b) $57.2  million term loan borrowed pursuant to the BRPAC Credit Agreement discussed below, (c) $0.7 million of notes payable, and (d) $14.1 million of loan participations sold. We believe that our current cash and cash equivalents, securities and other investments owned, funds available under our asset based credit facility, and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from issuance date of the accompanying financial statements. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and execute on our business plan.

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. On July 30, 2020, the Board of Directors announced an increase to the regular quarterly dividend from $0.25 per share to $0.30 per share. On July 30, 2020, the Company declared a regular quarterly dividend of $0.30 per share and a special dividend of $0.05 per share which will be paid on or about August 28, 2020 to stockholders of record as of August 14, 2020. On May 8, 2020, we declared a quarterly dividend of $0.25 per share which was paid on June 10, 2020 to stockholders of record as of June 1, 2020. During the year ended December 31, 2019, we paid cash dividends on our common stock of $41.1 million. On March 3, 2020, the Board of Directors announced an increase to the regular quarterly dividend from $0.175 per share to $0.25 per share. While it is the Board’s current intention to make regular dividend payments of $0.30 per share each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

A summary of our common stock dividend activity for the six months ended June 30, 2020 and the year ended December 31, 2019 was as follows:

			Regular	Special	Total
		Stockholder	Dividend	Dividend	Dividend
Date Declared	Date Paid	Record Date	Amount	Amount	Amount
May 8, 2020	June 10, 2020	June 1, 2020	$0.25	$0.00	$0.25
March 3, 2020	March 31, 2020	March 17, 2020	0.25	0.10	0.35
October 30, 2019	November 26, 2019	November 14, 2019	0.175	0.475	0.650
August 1, 2019	August 29, 2019	August 15, 2019	0.175	0.325	0.500
May 1, 2019	May 29, 2019	May 15, 2019	0.08	0.18	0.26
March 5, 2019	March 26, 2019	March 19, 2019	0.08	0.00	0.08

Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July and October. On January 9, 2020, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on January 31, 2020 to holders of record as of the close of business on January 21, 2020. On April 13, 2020, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on April 30, 2020 to holders of record as of the close of business on April 23, 2020. On July 7, 2020, the Company declared a cash dividend $0.4296875 per Depositary Share, which will be paid on or about July 31, 2020 to holders of record as of the close of business on July 21, 2020.

Our principal sources of liquidity to finance our business are our existing cash on hand, cash generated from operations, borrowings under our senior notes payable, term loan and credit facility, issuances of common and preferred stock and special purpose financing arrangements.

Cash Flow Summary

	Six Months Ended
	June 30,
	2020	2019
	(Dollars in thousands)
Net cash provided by (used in):
Operating activities	$13,432	$1,438
Investing activities	(82,557)	(227,576)
Financing activities	71,815	104,067
Effect of foreign currency on cash	(705)	37
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,985	$(122,034)

Cash provided by operating activities was $13.4 million during the six months ended June 30, 2020 compared to $1.4 million during the six months ended June 30, 2019. Cash provided by operating activities for the six months ended June 30, 2020 included net loss of $16.7 million adjusted for noncash items of $34.0 million and changes in operating assets and liabilities of $3.9 million. Noncash items of $34.0 million include (a) depreciation and amortization of $9.9 million, (b) share-based compensation of $9.5 million, (c) loss on equity investments of $0.6 million, (d) fair value adjustments of $22.0 million, (e) provision for doubtful accounts of $2.1 million, (f) income allocated for mandatorily redeemable noncontrolling interests of $0.4 million, (g) other non-cash interest and other of $6.9 million, (h) deferred income taxes of $14.3 million, (i) impairment of intangibles and loss on disposal of fixed assets of $12.6 million and (j) gain on extinguishment of debt of $1.6 million.

Cash used in investing activities was $82.6 million during the six months ended June 30, 2020 compared to cash used in investing activities of $227.6 million for the six months ended June 30, 2019. During the six months ended June 30, 2020, cash used in investing activities consisted of cash used for purchases of loans receivable of $152.2 million, repayments of loan participations sold of $0.9 million, cash used for equity investments of $6.5 million and cash used for acquisition of other businesses of $1.5 million, offset by cash received from loans receivable repayment of $74.5 million, sale of a loan receivable to a related party of $1.8 million, loan participations sold of $2.4 million and dividends from equity investments of $0.8 million. During the six months ended June 30, 2019, cash used in investing activities consisted of cash used for loans receivable of $225.1 million, cash used for equity investments of $25.2 million and cash used for purchases of property and equipment of $2.5 million, offset by proceeds from sale of division of magicJack of $6.2 million, cash received from loans receivable repayment of $17.6 million, dividends from equity investments of $0.9 million and proceeds from sale of property, equipment and intangible assets of $0.5 million.

Cash provided by financing activities was $71.8 million during the six months ended June 30, 2020 compared to cash provided by financing activities of $104.1 million during the six months ended June 30, 2019. During the six months ended June 30, 2020, cash provided by financing activities primarily consisted of $171.1 million proceeds from issuance of senior notes and $4.6 million proceeds from issuance of preferred stock, offset by (a) $37.1 million used to repay our asset based credit facility, (b) $27.8 million used to repurchase our common stock, (c) $17.5 million used to pay dividends on our common shares, (d) $9.6 million use for repayment on our term loan, (e) $1.8 million used to repurchase our senior notes, (f) $2.8 million used to pay debt issuance costs, (g) $2.1 million distribution to noncontrolling interests, (h) $2.1 million used to pay dividends on our preferred shares (i) $2.7 million used for payment of employment taxes on vesting of restricted stock and (j) $0.4 million used to repay our other notes payable. During the six months ended June 30, 2019, cash provided by financing activities primarily consisted of $10.0 million proceeds from our term loan, $123.9 million proceeds from issuance of senior notes, offset by (a) $10.0 million used to pay dividends on our common shares, (b) $8.3 million use for repayment on our term loan, (c) $6.0 million used to repurchase our common stock and warrants, (d) $2.0 million used to pay debt issuance costs, (e) $2.3 million used for payment of employment taxes on vesting of restricted stock, (f) $0.9 million distribution to noncontrolling interests, and (g) $0.4 million used to repay our other notes payable.

Credit Agreements

On April 21, 2017, we amended the asset based credit facility agreement (as amended, the “Credit Agreement”) with Wells Fargo Bank to increase the maximum borrowing limit from $100.0 million to $200.0 million. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. The Credit Agreement continues to allow for borrowings under the separate credit agreement (a “UK Credit Agreement”) which was dated March 19, 2015 with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom with borrowings up to 50.0 million British Pounds. Any borrowing on the UK Credit Agreement reduce the availability of the asset based $200.0 million credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. The Credit Agreement continues to include the addition of our Canadian subsidiary, from the October 5, 2016 amendment to the Credit Agreement, to facilitate borrowings to fund retail liquidation transactions in Canada. From time to time, we utilize this credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. Subject to certain limitations and offsets, we are permitted to borrow up to $200.0 million under the credit facility, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect). Borrowings under the credit facility are only made at the discretion of the lender and are generally required to be repaid within 180 days. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related credit agreement. We typically seek borrowings on an engagement-by- engagement basis. The credit agreement governing the credit facility contains certain covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. There was no outstanding balance on this credit facility at June 30, 2020. The outstanding balance on this credit facility was $37.1 million at December 31, 2019. At June 30, 2020, there were no open letters of credit outstanding.

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

Borrowings under the BRPAC Credit Agreement are due in quarterly installments commencing on March 31, 2019 with any remaining amounts outstanding due at maturity. For the $80.0 million loan, quarterly installments from June 30, 2020 to December 31, 2022 are $4.2 million per quarter and from March 31, 2023 to December 31, 2023, the quarterly installments are $2.1 million per quarter. For the $10.0 million loan, quarterly installments from June 30, 2020 to December 31, 2022 are $0.6 million per quarter and from March 31, 2023 to December 31, 2023, the quarterly installments are $0.3 million per quarter. At June 30, 2020 and December 31, 2019, the outstanding balance of the term loan was $57.2 million (net of unamortized debt issuance costs of $0.5 million) and $66.7 million (net of unamortized debt issuance costs of $0.6 million), respectively.

Senior Note Offerings

During the six months ended June 30, 2020, we issued $38.8 million of senior notes due with maturities dates ranging from May 2023 to December 2027 pursuant to At the Market Issuance Sales Agreements with B. Riley FBR, Inc. which governs the program of at-the-market sales of our senior notes. We filed a series of prospectus supplements with the SEC which allowed us to sell these senior notes.

On February 12, 2020, we issued $132.3 million of senior notes due in February 2025 (“6.375% 2025 Notes”) pursuant to the prospectus supplement dated February 10, 2020. Interest on the 6.375% 2025 Notes is payable quarterly at 6.375%. The 6.375% 2025 Notes are unsecured and due and payable in full on February 28, 2025. In connection with the issuance of the 6.375% 2025 Notes, we received net proceeds of $129.2 million (after underwriting commissions, fees and other issuance costs of $3.0 million). We currently anticipate using the net proceeds from the 6.375% 2025 notes for general corporate purposes, including funding future acquisitions and investments, repaying indebtedness, making capital expenditures and funding working capital.

During March 2020, we repurchased bonds with an aggregate face value of $3.4 million for $1.8 million resulting in a gain net of expenses of $1.6 million as of June 30, 2020. As part of the repurchase, we paid $30 thousand in interest accrued through the date of each respective repurchase.

At June 30, 2020 and December 31, 2019, the total senior notes outstanding was $854.0 million (net of unamortized debt issue costs of $10.6 million) and $688.1 million (net of unamortized debt issue costs of $8.9 million) with a weighted average interest rate of 6.94% and 7.05%, respectively. Interest on senior notes is payable on a quarterly basis.  Interest expense on senior notes totaled $15.6 million and $10.1 million for the three months ended June 30, 2020 and 2019, respectively and $30.0 million and $18.9 million for the six months ended June 30, 2020 and 2019, respectively.

On February 14, 2020, we entered into a new At Market Issuance Sales Agreement (the “February 2020 Sales Agreement”) with B. Riley FBR, Inc. governing a program of at-the-market sales of certain of our senior notes. The most recent sales agreement prospectus was filed by us with the SEC on February 14, 2020 (the “February 2020 Sales Agreement Prospectus”). The Sales Agreement Prospectus allows us to sell up to $150.0 million of certain of our senior notes pursuant to an effective Registration Statement on Form S-3. As of June 30, 2020, we had $148.4 million remaining availability under the February 2020 Sales Agreement.

Off Balance Sheet Arrangements

As part of our investment banking and financial services activities, from time to time we enter into guaranties of debt, commitments of other entities, and similar transactions that may be considered off-balance sheet arrangements.

B&W Credit Agreement and Backstop

On January 31, 2020, the Company provided Babcock & Wilcox Enterprises, Inc. (“B&W”) $30 million of additional Tranche A-4 last out term loans pursuant to Amendment No. 20 (“Amendment No. 20”) to the Credit Agreement, dated May 11, 2015 (as amended to date, the “B&W Credit Agreement”) with Bank of America, N.A., as administrative agent and lender, and the other lenders party thereto. The Company is a lender with respect to B&W’s existing last out term loans under the Credit Agreement. Kenneth Young, our President, is the Chief Executive Officer of B&W. Pursuant to Amendment No. 20, B&W and the lenders, including the Company, also agreed upon a term sheet pursuant to which B&W would undertake a refinancing transaction on or prior to May 11, 2020 (the “Refinancing”) and B&W and the lenders, including the Company, would amend and restate the Credit Agreement on the terms specified therein. As part of the Refinancing, the size of B&W’s board of directors may also be reduced to 5 members, with the Company retaining the ability to appoint 2 members. On January 31, 2020, B&W also entered into a letter agreement with the Company (the “Backstop Commitment Letter”) pursuant to which the Company agreed to fund any shortfall in the $200 million of new debt or equity financing required as part of the terms of the Refinancing to the extent such amounts have not been raised from third parties on the same terms contemplated by the Refinancing. On May 14, 2020, the Company entered into the Amendment Transactions with B&W as more provided B&W with another $30,000 of last-out term loans pursuant to a further amendments to B&W’s credit agreement which also included future commitments for the Company to loan B&W $40,000 as various dates starting in November 2020 and a limited guaranty by the Company of B&W’s obligations under the amended credit.

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

CIBC Guaranty

On February 14, 2020, the Company entered into a limited guaranty (the “CIBC Guaranty”) in favor of CIBC Bank USA (“CIBC”), pursuant to which the Company guaranteed the payment when due of certain obligations, including all principal, interest, and other amounts that shall be at any time payable by FRG under FRG’s credit agreement with CIBC and the lenders party thereto, dated as of May 16, 2019, as amended (the “CIBC Credit Agreement”) in an amount not to exceed $125.0 million plus certain expenses of CIBC related to such guaranteed obligations (the “CIBC Guaranteed Obligations”). CIBC may require payment of the CIBC Guaranteed Obligations by the Company upon the occurrence of either (a) the failure of FRG to pay any principal of any loan or any reimbursement obligation in respect of any letter of credit disbursement or (b) the failure of FRG to pay any interest on any loan or on any reimbursement obligation in respect of any letter of credit disbursement within five business days of the date due, in each case pursuant to the CIBC Credit Agreement. The CIBC Guaranty terminated on June 30, 2020.

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

B. Riley Principal Merger Corp. II LOI Backstop Commitment

B. Riley Principal Merger Corp. II (“BRPM II”), which was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, entered into non-binding letter of intent to acquire a privately held company that is not related to the Company (the “Proposed Acquisition”).  The non-binding letter of intent contemplates that the Company would provide a backstop guarantee to raise $50,000 new equity in a private placement for the Proposed Acquisition (the “LOI Backstop Commitment”). The Proposed Acquisition is expected to be completed in the fourth quarter of 2020, subject to, among other things, the negotiation and execution of a definitive agreement between BRPM II and the privately held company.

Except as disclosed above, we have no material obligations, assets or liabilities which would be considered off-balance sheet arrangements and do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

In February 2020, we issued $132.3 million of our 6.375% 2025 Notes, which are due and payable in full on February 28, 2025. As a result, our total senior notes payable increased to $1,117.0 million as of June 30, 2020 and our senior notes payable due in more than 5 years increased to $560.5 million. There were no other material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The primary objective of our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income we receive from investments without significantly increasing risk. To achieve these objectives, our investments allow us to maintain a portfolio of cash equivalents, short-term investments through a variety of securities owned that primarily includes common stocks, corporate bonds and investments in partnership interests, and loans receivable. Our cash and cash equivalents through June 30, 2020 included amounts in bank checking and liquid money market accounts. We may be exposed to interest rate risk through trading activities in convertible and fixed income securities as well as U.S. Treasury securities, however, based on our daily monitoring of this risk, we believe we currently have limited exposure to interest rate risk in these activities.

Foreign Currency Risk

The majority of our operating activities are conducted in U.S. dollars. Revenues generated from our foreign subsidiaries totaled $2.5 million for the six months ended June 30, 2020 or 0.9% of our services and fees revenues of $284,976 million during the six months ended June 30, 2020. The financial statements of our foreign subsidiaries are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive loss. Transaction gains (losses), which were included in our condensed consolidated statements of operations, amounted to a gain of $0.5 million and a loss of $0.3 million during the six months ended June 30, 2020 and 2019, respectively. We may be exposed to foreign currency risk; however, our operating results during the six months ended June 30, 2020 included less than $0.3 million of revenues from our foreign subsidiaries and a 10% appreciation of the U.S. dollar relative to the local currency exchange rates would result in a $2.5 million increase in our operating income and a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net decrease in our operating income of less than $0.3 million for the six months ended June 30, 2020.

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

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that as of June 30, 2020 our disclosure controls and procedures were effective as of such date.

Remediation of Material Weakness

Since the quarter ended December 31, 2019, management undertook remediation measures related to the previously reported material weakness in internal control over financial reporting.  We completed these remediation measures in the quarter ended June 30, 2020, including testing of the design and concluding on the operating effectiveness of the related controls. Specifically, we enhanced the related party policies and procedures, with a specific focus on related party disclosures, that included the creation of a related party oversight function and increasing the frequency of related party controls.

Changes in Internal Control over Financial Reporting

Except for the changes in connection with our implementation of the remediation plan discussed above, there have been no changes to our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On August 11, 2017, a putative class action lawsuit titled Freedman v. magicJack VocalTec Ltd. et al., Case 9-17-cv-80940, was filed against magicJack and its Board of Directors in the United States District Court for the Southern District of Florida (Case No: 9:17-cv-80940-RLR). In November 2018, the District court granted the Company’s request for dismissal of the case. However, the plaintiff appealed the ruling and oral arguments for the appeal were held in January 2020. On June 25, 2020, the Appeals court provided its ruling in favor of the Company, upholding the District court’s dismissal of the case.

On January 5, 2017, complaints filed in November 2015 and May 2016 naming MLV & Co. (“MLV”), a broker-dealer subsidiary of FBR, as a defendant in putative class action lawsuits alleging claims under the Securities Act, in connection with the offerings of Miller Energy Resources, Inc. (“Miller”) have been consolidated. The Master Consolidated Complaint, styled Gaynor v. Miller et al., is pending in the United States District Court for the Eastern District of Tennessee, and, like its predecessor complaints, continues to allege claims under Sections 11 and 12 of the Securities Act against nine underwriters for alleged material misrepresentations and omissions in the registration statement and prospectuses issued in connection with six offerings (February 13, 2013; May 8, 2013; June 28, 2013; September 26, 2013; October 17, 2013 (as to MLV only) and August 21, 2014) with an alleged aggregate offering price of approximately $151,000. The Court ordered mediation before a federal magistrate took place on August 6, 2019, with no resolution. In December 2019, the Court remanded the case to state court. In July 2020, the Company signed a binding term sheet to settle this matter, subject to court approval.

In July 2017, an arbitration claim was filed with FINRA by Dominick & Dickerman LLC and Michael Campbell against WSI and Gary Wunderlich with respect to the acquisition by Wunderlich Investment Company, Inc. (“WIC”) (the parent corporation of WSI) of certain assets of Dominick & Dominick LLC in 2015. The Claimants allege that respondents overvalued WIC so that the purchase price paid to the Claimants in shares of WIC stock was artificially inflated. On April 7, 2020, the arbitration panel issued an award against BRWM and Gary Wunderlich holding each party jointly and severally liable for damages, costs and expenses in an aggregate amount of $11,400. The Company filed a motion to vacate the arbitration award in the U.S. District Court for the Southern District of New York on May 5, 2020. In June 2020, Dominick & Dickerman LLC settled the matter for $10,150 in. Michael Campbell agreed that the award shall be vacated as to him.

In December 2015, magicJack received a Letter of Inquiry (the “2015 LOI”) from the Enforcement Bureau (the “Bureau”) of the Federal Communications Commission (“FCC”) in which the Bureau indicated that it was investigating whether the Company is subject to the FCC’s rules applicable to interconnected VoIP providers. magicJack believes that it is not an interconnected VoIP provider under current regulations and is not subject to the FCC rules. Previously, magicJack received similar letters of inquiry in 2010 and 2013, neither of which resulted in any enforcement action. magicJack responded to the 2015 LOI in February 2016. The Company participated in discussions with the FCC regarding a potential settlement, and on June 5, 2020, the Company and the FCC entered into a Consent Decree to settle the FCC’s inquiry. In the Consent Decree magicJack made no admission of non-compliance with FCC regulations but did agree to make certain changes to its product offerings and marketing materials on a go forward basis and to make a monetary payment of $5,000 to the FCC.

Item 1A. Risk Factors.

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 9, 2020 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, filed with the Securities and Exchange Commission on May 11, 2020. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2019 and the Quarterly Report on Form 10-Q for the three months ended March 31, 2020, could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. There have been no material changes to the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2019 and the Quarterly Report on Form 10-Q for the three months ended March 31, 2020.

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

Exhibit Index

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
10.1	Amendment and Restatement Agreement, dated as of May 14, 2020, among B&W, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto, including the Company §*

10.2	Fee Letter, dated as of May 14, 2020, among the Company and B&W*

10.3	Fee and Interest Equitization Agreement, dated May 14, 2020, between the Company, B. Riley FBR, and B&W*

10.4	Termination Agreement, dated as of May 14, 2020, the Company and B&W and acknowledged by Bank of America, N.A. with respect to the Backstop Commitment Letter*

10.5	Limited Guaranty Agreement, dated as of May 14, 2020, among the Company, B&W and Bank of America, N.A.*

10.6

Limited Waiver, Joinder and Amendment Number Two to Credit Agreement, dated as of May 1, 2020, by and among Franchise Group New Holdco, LLC, Franchise Group Intermediate Holdco, LLC, each of its subsidiaries named therein, the lenders named therein, GACP Finance Co., LLC, as administrative agent, and Kayne Solutions Fund, L.P., as collateral agent* ^

10.7

Joinder and Amendment Number Three to ABL Credit Agreement, dated as of May 1, 2020, by and among Franchise Group New Holdco, LLC, Franchise Group Intermediate Holdco, LLC, each of its subsidiaries named therein, the lenders named therein, and GACP Finance Co., LLC, as administrative agent and collateral agent* ^

31.1*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.3*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

§

The Company has omitted certain information contained in this exhibit pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and, if publicly disclosed, would likely cause competitive harm to the Company. Certain schedules and annexes to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or annex will be furnished to the U.S. Securities and Exchange Commission or its staff upon request.

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement
^	Pursuant to Item 601(b)(10) of Regulation S-K, certain annexes to the agreement have not been filed herewith. The registrant agrees to furnish supplementally a copy of any omitted annex to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B. Riley Financial, Inc.

Date: July 31, 2020	By:	/s/ PHILLIP J. AHN
		Name:	Phillip J. Ahn
		Title:	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)