Form 10-Q
period 2020-09-30
B. Riley Financial, Inc.
filed 2020-10-30
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

21255 Burbank Boulevard, Suite 400

Woodland Hills, CA 91367

(Former Address)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RILY	Nasdaq Global Market
Depositary Shares, each representing a 1/1000th fractional interest in a 6.875% share of Series A Cumulative Perpetual Preferred Stock	RILYP	Nasdaq Global Market
Depositary Shares, each representing a 1/1000th fractional interest in a 7.375% share of Series B Cumulative Perpetual Preferred Stock	RILYL	Nasdaq Global Market
7.25% Senior Notes due 2027	RILYG	Nasdaq Global Market
7.50% Senior Notes due 2027	RILYZ	Nasdaq Global Market
6.50% Senior Notes due 2026	RILYN	Nasdaq Global Market
6.375% Senior Notes due 2025	RILYM	Nasdaq Global Market
6.75% Senior Notes due 2024	RILYO	Nasdaq Global Market
7.375% Senior Notes due 2023	RILYH	Nasdaq Global Market
6.875% Senior Notes due 2023	RILYI	Nasdaq Global Market

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

As of October 27, 2020, there were 25,431,575 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

B. Riley Financial, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2020

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

B. RILEY FINANCIAL, INC.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Assets:
Cash and cash equivalents	$169,676	$104,268
Restricted cash	1,410	471
Due from clearing brokers	19,589	23,818
Securities and other investments owned, at fair value	459,480	408,213
Securities borrowed	676,423	814,331
Accounts receivable, net	45,654	46,624
Due from related parties	3,766	5,832
Advances against customer contracts	900	27,347
Loans receivable, at fair value (includes $236,018 from related parties at September 30, 2020)	344,339	43,338
Loans receivable, at cost (includes $157,080 from related parties at December 31, 2019)	—	225,848
Prepaid expenses and other assets	87,560	81,808
Operating lease right-of-use assets	43,514	47,809
Property and equipment, net	11,986	12,727
Goodwill	227,046	223,697
Other intangible assets, net	194,516	220,525
Deferred income taxes	14,223	31,522
Total assets	$2,300,082	$2,318,178
Liabilities and Equity
Liabilities:
Accounts payable	$4,226	$4,477
Accrued expenses and other liabilities	127,036	130,714
Deferred revenue	70,565	67,121
Due to related parties and partners	777	1,750
Securities sold not yet purchased	48,125	41,820
Securities loaned	667,109	810,495
Mandatorily redeemable noncontrolling interests	4,462	4,616
Operating lease liabilities	55,790	61,511
Notes payable	714	38,167
Loan participations sold	13,919	12,478
Term loan	52,452	66,666
Senior notes payable	854,926	688,112
Total liabilities	1,900,101	1,927,927

Commitments and contingencies (Note 14)
B. Riley Financial, Inc. stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 3,831 and 2,349 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively; liquidation preference of $95,773 and $58,723 as of September 30, 2020 and December 31, 2019, respectively.	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 25,431,575 and 26,972,332 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.	3	3
Additional paid-in capital	332,085	323,109
Retained earnings	43,938	39,536
Accumulated other comprehensive loss	(2,167)	(1,988)
Total B. Riley Financial, Inc. stockholders' equity	373,859	360,660
Noncontrolling interests	26,122	29,591
Total equity	399,981	390,251
Total liabilities and equity	$2,300,082	$2,318,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC.

Condensed Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Services and fees	$144,823	$113,111	$429,799	$356,975
Trading income (loss) and fair value adjustments on loans	31,753	40,268	(36,142)	71,730
Interest income - Loans and securities lending	26,026	25,766	72,383	54,147
Sale of goods	23,651	918	26,475	4,023
Total revenues	226,253	180,063	492,515	486,875
Operating expenses:
Direct cost of services	23,264	7,936	51,201	41,715
Cost of goods sold	9,813	911	11,442	3,835
Selling, general and administrative expenses	97,143	101,092	291,449	287,963
Restructuring charge	1,557	—	1,557	1,699
Impairment of tradenames	—	—	12,500	—
Interest expense - Securities lending and loan participations sold	10,975	10,273	30,669	22,579
Total operating expenses	142,752	120,212	398,818	357,791
Operating income	83,501	59,851	93,697	129,084
Other income (expense):
Interest income	67	361	537	1,329
Income (loss) from equity investments	409	1,113	(145)	(4,049)
Interest expense	(16,374)	(12,772)	(48,537)	(35,130)
Income before income taxes	67,603	48,553	45,552	91,234
Provision for income taxes	(18,711)	(14,409)	(13,380)	(26,802)
Net income	48,892	34,144	32,172	64,432
Net income (loss) attributable to noncontrolling interests	513	(158)	(1,382)	(50)
Net income attributable to B. Riley Financial, Inc.	48,379	34,302	33,554	64,482
Preferred stock dividends	1,088	—	3,230	—
Net income available to common shareholders	$47,291	$34,302	$30,324	$64,482

Basic income per common share	$1.86	$1.29	$1.18	$2.45
Diluted income per common share	$1.75	$1.21	$1.14	$2.37

Weighted average basic common shares outstanding	25,446,292	26,556,223	25,699,735	26,351,839
Weighted average diluted common shares outstanding	27,050,448	28,233,423	26,689,700	27,251,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$48,892	$34,144	$32,172	$64,432
Other comprehensive income (loss):
Change in cumulative translation adjustment	526	(521)	(179)	(184)
Other comprehensive income (loss), net of tax	526	(521)	(179)	(184)
Total comprehensive income	49,418	33,623	31,993	64,248
Comprehensive income (loss) attributable to noncontrolling interests	513	(158)	(1,382)	(50)
Comprehensive income attributable to B. Riley Financial, Inc.	$48,905	$33,781	$33,375	$64,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC.

Condensed Consolidated Statements of Equity

(Unaudited)

(Dollars in thousands, except share data)

Three Months Ended September 30, 2020 and 2019

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, July 1, 2020	2,531	$—	25,864,393	$3	$306,772	$5,927	$(2,693)	$26,210	$336,219
Preferred stock issued	1,300	—	—	—	31,377	—	—	—	31,377
ESPP shares issued and vesting of restricted stock, net of shares withheld for employer taxes	—	—	41,984	—	(273)	—	—	—	(273)
Common stock repurchased and retired	—	—	(474,802)	—	(10,569)	—	—	—	(10,569)
Share based payments	—	—	—	—	4,778	—	—	—	4,778
Dividends on common stock ($0.35 per share)	—	—	—	—	—	(9,280)	—	—	(9,280)
Dividends on preferred stock ($429.69 per share)	—	—	—	—	—	(1,088)	—	—	(1,088)
Net income	—	—	—	—	—	48,379	—	513	48,892
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(601)	(601)
Other comprehensive income	—	—	—	—	—	—	526	—	526
Balance, September 30, 2020	3,831	$—	25,431,575	$3	$332,085	$43,938	$(2,167)	$26,122	$399,981

Balance, July 1, 2019	—	$—	26,919,941	$3	$255,865	$22,424	$(1,824)	$710	$277,178
ESPP shares issued and vesting of restricted stock, net of shares withheld for employer taxes	—	—	51,730	—	(335)	—	—	—	(335)
Common stock repurchased and retired	—	—	(50,171)	—	(1,021)	—	—	—	(1,021)
Share based payments	—	—	—	—	4,728	—	—	—	4,728
Dividends on common stock ($0.50 per share)	—	—	—	—	—	(14,769)	—	—	(14,769)
Net income	—	—	—	—	—	34,302	—	(158)	34,144
Other comprehensive income	—	—	—	—	—	—	(521)	—	(521)
Balance, September 30, 2019	—	$—	26,921,500	$3	$259,237	$41,957	$(2,345)	$552	$299,404

Nine Months Ended September 30, 2020 and 2019

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, January 1, 2020	2,349	$—	26,972,332	$3	$323,109	$39,536	$(1,988)	$29,591	$390,251
Preferred stock issued	1,482	—	—	—	36,007	—	—	—	36,007
ESPP shares issued and vesting of restricted stock, net of shares withheld for employer taxes	—	—	561,991	—	(2,950)	—	—	—	(2,950)
Common stock repurchased and retired	—	—	(2,102,748)	—	(38,348)	—	—	—	(38,348)
Share based payments	—	—	—	—	14,267	—	—	—	14,267
Dividends on common stock ($0.95 per share)	—	—	—	—	—	(25,922)	—	—	(25,922)
Dividends on preferred stock ($1,289.07 per share)	—	—	—	—	—	(3,230)	—	—	(3,230)
Net income	—	—	—	—	—	33,554	—	(1,382)	32,172
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,087)	(2,087)
Other comprehensive loss	—	—	—	—	—	—	(179)	—	(179)
Balance, September 30, 2020	3,831	$—	25,431,575	$3	$332,085	$43,938	$(2,167)	$26,122	$399,981

Balance, January 1, 2019	—	$—	26,603,355	$2	$258,638	$1,579	$(2,161)	$602	$258,660
ESPP shares issued and vesting of restricted stock, net of shares withheld for employer taxes	—	—	556,077	1	(2,627)	—	—	—	(2,626)
Common stock repurchased and retired	—	—	(237,932)	—	(4,273)	—	—	—	(4,273)
Common stock warrants repurchased	—	—	—	—	(2,777)	—	—	—	(2,777)
Share based payments	—	—	—	—	10,276	—	—	—	10,276
Dividends on common stock ($0.84 per share)	—	—	—	—	—	(24,104)	—	—	(24,104)
Net income	—	—	—	—	—	64,482	—	(50)	64,432
Other comprehensive income	—	—	—	—	—	—	(184)	—	(184)
Balance, September 30, 2019	—	$—	26,921,500	$3	$259,237	$41,957	$(2,345)	$552	$299,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$32,172	$64,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,765	14,217
Provision for doubtful accounts	2,438	1,646
Share-based compensation	14,267	10,276
Fair value adjustments, non-cash	21,755	(13,343)
Non-cash interest and other	(12,901)	(14,941)
Effect of foreign currency on operations	(602)	8
Loss from equity investments	145	4,049
Deferred income taxes	17,312	6,358
Impairment of intangibles and loss on disposal of fixed assets	14,057	(327)
Gain on extinguishment of debt	(1,556)	—
Income allocated for mandatorily redeemable noncontrolling interests	779	857
Change in operating assets and liabilities:
Due from clearing brokers	4,230	9,947
Securities and other investments owned	(36,859)	(32,122)
Securities borrowed	137,908	211,139
Accounts receivable and advances against customer contracts	25,336	(8,645)
Prepaid expenses and other assets	(3,507)	(9,619)
Accounts payable, accrued expenses and other liabilities	(10,297)	31,473
Amounts due to/from related parties and partners	1,093	(4,574)
Securities sold, not yet purchased	6,304	(8,531)
Deferred revenue	3,444	(502)
Securities loaned	(143,386)	(215,575)
Net cash provided by operating activities	86,897	46,223
Cash flows from investing activities:
Purchases of loans receivable	(169,100)	(350,695)
Repayments of loans receivable	75,982	98,742
Sale of loan receivable to related party	1,800	—
Proceeds from loan participations sold	2,400	31,806
Repayment of loan participations sold	(1,131)	(3,175)
Purchases of property, equipment and other	(1,517)	(2,885)
Proceeds from sale of property, equipment and intangible assets	1	504
Purchase of equity investments	(6,486)	(33,391)
Proceeds from sale of division of magicJack	—	6,196
Dividends and distributions from equity investments	1,005	1,454
Acquisition of other businesses	(1,500)	–
Net cash used in investing activities	(98,546)	(251,444)
Cash flows from financing activities:
Repayment of asset based credit facility	(37,096)	—
Repayment of notes payable	(357)	(357)
Proceeds from term loan	—	10,000
Repayment of term loan	(14,429)	(17,924)
Proceeds from issuance of senior notes	171,417	244,497
Redemption of senior notes	(1,829)	—
Payment of debt issuance costs	(2,761)	(4,212)
Payment of employment taxes on vesting of restricted stock	(2,950)	(2,626)
Common dividends paid	(25,822)	(25,049)
Preferred dividends paid	(3,230)	—
Repurchase of common stock	(38,348)	(4,273)
Repurchase of warrants	—	(2,777)
Distribution to noncontrolling interests	(3,013)	(1,095)
Proceeds from issuance of preferred stock	36,007	—
Net cash provided by financing activities	77,589	196,184
Increase (decrease) in cash, cash equivalents and restricted cash	65,940	(9,037)
Effect of foreign currency on cash, cash equivalents and restricted cash	407	(183)
Net increase (decrease) in cash, cash equivalents and restricted cash	66,347	(9,220)
Cash, cash equivalents and restricted cash, beginning of period	104,739	180,278
Cash, cash equivalents and restricted cash, end of period	$171,086	$171,058

Supplemental disclosures:
Interest paid	$75,231	$52,931
Taxes paid	$1,460	$5,029

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of B. Riley Financial, Inc. and its wholly-owned and majority-owned subsidiaries. The condensed consolidated financial statements also include the accounts of Great American Global Partners, LLC which is controlled by the Company as a result of its ownership of a 50% member interest, appointment of two of the three executive officers and significant influence over the funding of operations. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 10, 2020. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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

(c) Interest Expense — Securities Lending Activities and Loan Participations Sold

Interest expense from securities lending activities is included in operating expenses related to operations in the Capital Markets segment. Interest expense from securities lending activities is incurred from equity and fixed income securities that are loaned to the Company and totaled $10,530 and $9,721 for the three months ended September 30, 2020 and 2019, respectively, and $29,253 and $22,027 for the nine months ended September 30, 2020 and 2019, respectively. Loan participations sold as of September 30, 2020 and 2019 totaled $13,919 and $28,872, respectively. Interest expense from loan participations sold totaled $445 for the three months ended September 30, 2020, and $1,416 for the nine months ended September 30, 2020. Interest expense from loan participations sold totaled $552 for the three and nine months ended September 30, 2019.

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

(e) Advertising Expenses

The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $560 and $437 for the three months ended September 30, 2020 and 2019, respectively, and $2,264 and $1,383 for the nine months ended September 30, 2020 and 2019, respectively. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

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

(i) Restricted Cash

As of September 30, 2020, restricted cash included $939 of cash collateral for foreign exchange contracts and $471 of collateral related to one of the Company’s telecommunication suppliers. As of December 31, 2019, restricted cash included $471 of collateral related to one of the Company’s telecommunication suppliers.

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

(k) Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under finance leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Depreciation and amortization expense on property and equipment was $967 and $1,163 for the three months ended September 30, 2020 and 2019, respectively, and $2,798 and $4,186 for the nine months ended September 30, 2020 and 2019, respectively.

(l) Loans Receivable

The Company adopted the new credit loss standard effective January 1, 2020. Pursuant to ASU 2016-13 and its amendment ASU 2019-05, the Company elected the irrevocable fair value option for all outstanding loans receivable that were previously measured at amortized cost. Under the fair value option, loans receivable are measured at each reporting period based upon their exit value in an orderly transaction and unrealized gains or losses from changes in fair value are recorded in the condensed consolidated statements of income. These loans are no longer subject to evaluation for impairment through an allowance for loan loss as such losses will be captured through fair value changes. The impact of adopting ASC 326 was immaterial to the condensed consolidated financial statements.

Loans receivable, at fair value totaled $344,339 and $43,338 at September 30, 2020 and December 31, 2019, respectively. The loans have various maturities through December 2024. As of September 30, 2020 and December 31, 2019, the historical cost of loans receivable accounted for under the fair value option was $355,413 and $32,578, respectively, which included principal balances of $360,500 and $32,691 and unamortized costs, origination fees, premiums and discounts, totaling $5,087 and $113, respectively. During the three and nine months ended September 30, 2020, the Company recorded unrealized gains (losses) of $141 and ($21,835), respectively on the loans receivable, at fair value, which is included in trading income (losses) and fair value adjustments on loans on the condensed consolidated statement of income.

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

The Company may periodically provide limited guarantees to third parties for loans that are made to investment banking and lending customers.  At September 30, 2020, the Company has provided limited guarantees with respect to the Franchise Group, Inc. (collectively with all of its affiliates, “FRG”) as further described in Note 17 and Babcock & Wilcox Enterprises, Inc. (“B&W”) as further described in Note 14(c).  In accordance with the new credit loss standard, the Company evaluates the need to record an allowance for credit losses for these loan guarantees since they have off-balance sheet credit exposures. At September 30, 2020, the Company has not recorded any provision for credit losses on the FRG and B&W guarantees since the underlying guaranteed loans are senior to most of the outstanding debt of FRG and B&W and the Company believes that there is sufficient collateral to protect the Company from any credit loss exposure.  The maximum amount of credit exposure related to these limited guarantees is approximately $205,000.

Interest income on loans receivable is recognized based on the stated interest rate of the loan on the unpaid principal balance plus the amortization of any costs, origination fees, premiums and discounts and is included in interest income - loans and securities lending on the condensed consolidated statement of income. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income over the lives of the related loans. Unearned income, discounts and premiums are amortized to interest income using a level yield methodology.

(m) Securities and Other Investments Owned and Securities Sold Not Yet Purchased

Securities and other investments owned consist of marketable securities and investments in partnership interests and other securities recorded at fair value. Securities sold, but not yet purchased represents obligations of the Company to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing prices. Changes in the value of these securities are reflected currently in the results of operations.

As of September 30, 2020 and December 31, 2019, the Company’s securities and other investments owned and securities sold not yet purchased at fair value consisted of the following securities:

	September 30,	December 31,
	2020	2019
Securities and other investments owned:
Equity securities	$392,674	$353,162
Corporate bonds	5,956	19,020
Other fixed income securities	3,557	8,414
Partnership interests and other	57,293	27,617
	$459,480	$408,213

Securities sold not yet purchased:
Equity securities	$42,086	$5,360
Corporate bonds	4,490	33,436
Other fixed income securities	1,549	3,024
	$48,125	$41,820

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

The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2020 and December 31, 2019.

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2020 Using
	Fair value at September 30,	Quoted prices in active markets for identical assets	Other observable inputs	Significant unobservable inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities and other investments owned:
Equity securities	$392,674	$290,425	$—	$102,249
Corporate bonds	5,956	—	5,956	—
Other fixed income securities	3,557	—	3,557	—
Investment funds valued at net asset value(1)	57,293
Total securities and other investments owned	459,480	290,425	9,513	102,249
Loans receivable, at fair value	344,339	—	—	344,339
Total assets measured at fair value	$803,819	$290,425	$9,513	$446,588

Liabilities:
Securities sold not yet purchased:
Equity securities	$42,086	$42,086	$—	$—
Corporate bonds	4,490	—	4,490	—
Other fixed income securities	1,549	—	1,549	—
Total securities sold not yet purchased	48,125	42,086	6,039	—
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,462	—	—	4,462
Total liabilities measured at fair value	$52,587	$42,086	$6,039	$4,462

	Financial Assets and Liabilities Measured at Fair Value
	on a Recurring Basis at December 31, 2019 Using
	Fair value at December 31, 2019	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities and other investments owned:
Equity securities	$353,162	$243,911	$—	$109,251
Corporate bonds	19,020	—	19,020	—
Other fixed income securities	8,414	—	8,414	—
Investment funds valued at net asset value(1)	27,617
Total securities and other investments owned	408,213	243,911	27,434	109,251
Loans receivable, at fair value	43,338	—	—	43,338
Total assets measured at fair value	$451,551	$243,911	$27,434	$152,589

Liabilities:
Securities sold not yet purchased:
Equity securities	$5,360	$5,360	$—	$—
Corporate bonds	33,436	—	33,436	—
Other fixed income securities	3,024	—	3,024	—
Total securities sold not yet purchased	41,820	5,360	36,460	—

Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,616	—	—	4,616
Total liabilities measured at fair value	$46,436	$5,360	$36,460	$4,616

(1)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy in accordance with ASC “Topic 820 Fair Value Measurements.” The fair value amounts presented in the tables above for investment funds valued at net asset value are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.

As of September 30, 2020 and December 31, 2019, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $446,588 and $152,589, respectively, or 19.4% and 6.6%, respectively, of the Company’s total assets. In determining the fair value for these Level 3 financial assets, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity.

The following table summarizes the significant unobservable inputs in the fair value measurement of level 3 financial assets and liabilities by category of investment and valuation technique as of September 30, 2020:

	Fair value at
	September 30,				Weighted
	2020	Valuation Technique	Unobservable Input	Range	Average
Assets:
Equity securities	$102,249	Market approach	Multiple of revenue	2.49x - 6.29x	4.92x
			Multiple of EBITDA	5.50x - 10.00x	5.70x
			Multiple of PV-10	.28x	.28x
			Market price of related security	$0.43 - $4.00/share	$1.39
		Option pricing model	Annualized volatility	107.0%	107.0%
Loans receivable at fair value	344,339	Discounted cash flow	Market interest rate	4.9%-17.3%	15%
		Market approach	Market price of related security	$0.43/share	$0.43
Total level 3 assets measured at fair value	$446,588

Liabilities:
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$4,462	Market approach	Operating income multiple	6.0x	6.0x

The changes in Level 3 fair value hierarchy during the nine months ended September 30, 2020 and 2019 are as follows:

	Level 3	Level 3 Changes During the Period				Level 3
	Balance at	Fair	Relating to	Purchases,	Transfer in	Balance at
	Beginning of	Value	Undistributed	Sales and	and/or out	End of
	Year	Adjustments	Earnings	Settlements	of Level 3	Period
Nine Months Ended September 30, 2020
Equity securities	$109,251	$(11,314)	$—	$4,984	$(672)	$102,249
Loans receivable at fair value	43,338	(21,834)	3,134	93,853	225,848	344,339
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,616	—	(154)	—	—	4,462
Nine Months Ended September 30, 2019
Equity securities	$24,577	$715	$1,424	$24,215	$—	$50,931
Loans receivable at fair value	33,731	11,648	1,621	(11,489)	—	35,511
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,633	—	(238)	—	—	4,395

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

The amount reported in the table above for the nine months ended September 30, 2020 and 2019 includes the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis. The carrying amounts reported in the condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value based on the short-term maturity of these instruments.

As of September 30, 2020, the senior notes payable had a carrying amount of $854,926 and fair value of $845,227. The carrying amount of the term loan approximates fair value because the effective yield of such instrument is consistent with current market rates of interest for instruments of comparable credit risk.

During the nine months ended September 30, 2020 and 2019, except for the impact of the intangible impairment charge as described in Note 7- Goodwill and Other Intangible Assets, there were no assets or liabilities measured at fair value on a non-recurring basis. The fair value of the indefinite-lived intangible assets was determined based on a discounted cash flow model using a rate of 13.8%.  The indefinite-lived intangible assets are level 3 assets in the fair value hierarchy.

(o) Derivative and Foreign Currency Translation

The Company periodically uses derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain loans receivable and Auction and Liquidation engagements with operations outside the United States. During the nine months ended September 30, 2020, the Company’s use of derivatives consisted of the purchase of forward exchange contracts in the amount of 12,700 Euros, of which 2,000 Euros were settled. As of September 30, 2020, forward exchange contracts in the amount of 10,700 Euros were outstanding. The Company did not use any derivative contracts during the nine months ended September 30, 2019.

The forward exchange contracts were entered into to improve the predictability of cash flows related to a retail store liquidation engagement and a loan receivable. The net loss from forward exchange contracts was $16 during the nine months ended September 30, 2020. This amount is reported as a component of Selling, general and administrative expenses in the consolidated statements of income.

The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. Transaction (loss) gains were ($97) and $446 during the three months ended September 30, 2020 and 2019, respectively and $413 and $121 during the nine months ended September 30, 2020 and 2019, respectively. These amounts are included in selling, general and administrative expenses in the Company’s condensed consolidated statements of income.

(p) Common Stock Warrants

The Company issued 821,816 warrants to purchase common stock of the Company (the “Wunderlich Warrants”) in connection with the acquisition of Wunderlich Securities, Inc. (“Wunderlich”) on July 3, 2017. The Wunderlich Warrants entitle the holders of the warrants to acquire shares of the Company’s common stock from the Company at an exercise price of $17.50 per share, subject to, among other matters, the proper completion of an exercise notice and payment. The exercise price and the number of shares of Company common stock issuable upon exercise are subject to customary anti-dilution and adjustment provisions, which include stock splits, subdivisions or reclassifications of the Company’s common stock. On May 16, 2019, the Company repurchased 638,311 warrants for $2,777 ($4.35 per warrant). On June 11, 2020, 167,352 warrants held in escrow from the acquisition of Wunderlich were cancelled in accordance with the terms of the escrow instructions. The Wunderlich Warrants expire on July 3, 2022. As of September 30, 2020, Wunderlich Warrants to purchase 16,153 shares of common stock were outstanding.

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

(q) Equity Investments

bebe stores, inc.

At September 30, 2020, the Company had a 30.5% ownership interest in bebe stores, inc. (“bebe”). The equity ownership in bebe is accounted for under the equity method of accounting and is included in prepaid expenses and other assets in the condensed consolidated balance sheets.

National Holdings Corporation

In 2018, the Company entered into an agreement to acquire shares of National Holdings Corporation (“National Holdings”), a Nasdaq-listed issuer, from Fortress Biotech, Inc. for an aggregate purchase price totaling approximately $22.9 million. The transaction was completed in two tranches. In the first tranche, which was completed in the fourth quarter of 2018, the Company acquired shares representing 24% of the total outstanding shares of National Holdings. The second tranche was completed in the first quarter of 2019. As of September 30, 2020, the Company owned 6,159,550 shares of National Holdings’ common stock, representing 45.3% of National Holdings’ outstanding shares. The carrying value for the National Holdings investment is included in prepaid expenses and other assets in the condensed consolidated balance sheets. The equity ownership in National Holdings is accounted for under the equity method of accounting.

As of September 30, 2020, the carrying values of the Company’s investments in bebe and National Holdings exceeded their fair values based on their quoted market prices. In light of these facts, the Company evaluated its investments in bebe and National Holdings for impairment. The Company utilized no bright- line tests in such evaluations. Based on the available facts and information regarding the operating results of both entities, the Company’s ability and intent to hold the investments until recovery, the relative amount of the declines, and the length of time that the fair values were less than the carrying values, the Company concluded that recognition of impairment losses in earnings was not required. However, the Company will continue to monitor these investments and it is possible that impairment losses will be recorded in earnings in future periods based on changes in facts and circumstances or intentions.

(r) Loan Participations Sold

As of September 30, 2020, the Company has sold investments (“Loan Participations Sold”) to third parties (“Participants”) that are accounted for as secured borrowings under ASC Topic 860, Transfers and Servicing. Under ASC Topic 860, a partial loan transfer does not qualify for sale accounting in order for sale treatment to be allowed. A participation or other partial loan transfer that meets the definition of a participating interest is classified as loan receivable and the portion transferred is recorded as a secured borrowing under loan participations sold in the condensed consolidated balance sheet. The Participants are entitled to payments made by the borrower of the related loan equal to the current Loan Participations Sold outstanding at the interest rates for the respective investment. In the event that the borrower defaults, the Participants have rights to payments from such borrower, but do not have recourse to the Company. The terms of the Loan Participations Sold are commensurate with the terms of the related loan.

As of September 30, 2020, the Company had entered into participation agreements for a total of $13,919. In addition, the interest income and interest expense related to the Loan Participations Sold resulted in interest income and interest expense which is presented gross on the condensed consolidated statement of income.

(s) Supplemental Non-cash Disclosures

During the nine months ended September 30, 2020, non-cash investing activities included $4,633 non-cash conversion of an equity method investment and $9,778 conversion of loans receivable to shares of stock.

(t) Reclassifications

As of December 31, 2019, loans receivable recorded at fair value of $43,338 were previously included in securities and other investments owned, at fair value. These loans receivable amounts have been reclassified and reported in loans receivable, at fair value to conform to the 2020 presentation. During the three and nine months ended September 30, 2019, trading income and fair value adjustments on loans of $40,268 and $71,730, respectively were previously included in services and fees income in the capital markets segment. These trading income and fair value adjustments on loans amounts have been reclassified and reported in trading income and fair value adjustments on loans to conform to the 2020 presentation. During the three and nine months ended September 30, 2019, expenses of $4,505 and $13,495, respectively, were previously included in direct cost of services in the valuation and appraisal segment. These expenses have been reclassified and reported in selling, general and administrative expenses to conform to the 2020 presentation.

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

The carrying value of the Company’s investments in the VIE that was not consolidated is shown below.

Partnership investments	$20,308
Due from related party	372
Maximum exposure to loss	$20,680

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

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This Update addresses issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. In addressing the complexity, the Board focused on amending the guidance on convertible instruments and the guidance on the derivatives scope exception for contracts in an entity’s own equity. For convertible instruments, the Board decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. In addition to eliminating certain accounting models, the ASU also provides guidance to enhance information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance. Additionally, the ASU amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions, and to amend the related EPS guidance. The amendments in this update are effective for public business entities for fiscal periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company has not yet adopted this update and is currently evaluating the effect, if any, this new standard will have on its financial condition and results of operations.

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs. The amendments in this Update clarify that an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. The Update is intended to clarify the Codification and make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The amendments in this update are effective for public business entities for fiscal periods beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is not permitted. The Company has not yet adopted this update and is currently evaluating the effect, if any, this new standard will have on its financial condition and results of operations

Recently adopted

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

The Company adopted the new credit losses standard effective January 1, 2020. Pursuant to ASU 2016-13 and its amendment ASU 2019-05, the Company elected the irrevocable fair value option for all outstanding loans receivable that were previously measured at amortized cost. Under the fair value option, loans receivable are now measured at each reporting period based upon their exit value in an orderly transaction and unrealized gains or losses from changes in fair value are recorded in the consolidated statements of income. These loans are no longer subject to evaluation for impairment through an allowance for loan loss as such losses will be captured through fair value changes. The impact of adopting ASC 326 was immaterial to the condensed consolidated financial statements.

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

NOTE 4—RESTRUCTURING CHARGE

The Company recorded restructuring charges of $1,557 for the three months and nine months ended September 30, 2020. The Company recorded no restructuring charges for the three months ended September 30, 2019. The Company recorded restructuring charges of $1,557 and $1,699 for the nine months ended September 30, 2020 and 2019, respectively.

The restructuring charges during the three and nine months ended September 30, 2020 were primarily related to impairment of certain acquired tradename intangibles associated with the Company’s brand realignment across its subsidiary companies to provide greater external consistency and affiliation.

The restructuring charges during the nine months ended September 30, 2019 were primarily related to severance costs for magicJack employees from a reduction in workforce and lease termination costs in the Principal Investments – United Online and magicJack segment.

The following tables summarize the changes in accrued restructuring charge during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Balance, beginning of period	$979	2,642	1,600	3,855
Restructuring charge	1,557	—	1,557	1,699
Cash paid	(189)	(779)	(820)	(3,827)
Non-cash items	(1,554)	60	(1,544)	196
Balance, end of period	$793	$1,923	$793	$1,923

The following tables summarize the restructuring activities by reportable segment during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
			Principal				Principal
		Auction	Investments - United Online			Auction	Investments - United Online
	Capital	and	and		Capital	and	and
	Markets	Liquidation	magicJack	Total	Markets	Liquidation	magicJack	Total
Restructuring charge:
Impairment of intangibles	1,417	140	—	1,557	—	—	—	—
Total restructuring charge	$1,417	$140	$—	$1,557	$—	$—	$—	$—

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
			Principal				Principal
		Auction	Investments - United Online			Auction	Investments - United Online
	Capital	and	and		Capital	and	and
	Markets	Liquidation	magicJack	Total	Markets	Liquidation	magicJack	Total
Restructuring charge:
Employee termination	—	—	—	—	—	—	1,594	1,594
Impairment of intangibles	1,417	140	—	1,557	—	—	—	—
Facility closure and consolidation	—	—	—	—	(4)	—	109	105
Total restructuring charge	$1,417	$140	$—	$1,557	$(4)	$—	$1,703	$1,699

NOTE 5—SECURITIES LENDING

The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of September 30, 2020 and December 31, 2019:

	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets(1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the consolidated balance sheets but eligible for offsetting upon counterparty default(2)	Net amounts
As of September 30, 2020
Securities borrowed	$676,423	$—	$676,423	$676,423	$—
Securities loaned	$667,109	$—	$667,109	$667,109	$—
As of December 31, 2019
Securities borrowed	$814,331	$—	$814,331	$814,331	$—
Securities loaned	$810,495	$—	$810,495	$810,495	$—

(1)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)	Includes the amount of cash collateral held/posted.

NOTE 6—ACCOUNTS RECEIVABLE

The components of accounts receivable, net, include the following:

	September 30,	December 31,
	2020	2019
Accounts receivable	$38,421	$36,385
Investment banking fees, commissions and other receivables	4,247	8,043
Unbilled receivables	5,738	3,710
Total accounts receivable	48,405	48,138
Allowance for doubtful accounts	(2,752)	(1,514)
Accounts receivable, net	$45,654	$46,624

Additions and changes to the allowance for doubtful accounts consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Balance, beginning of period	$2,760	$1,360	$1,514	$696
Add: Additions to reserve	356	615	2,438	1,681
Less: Write-offs	(364)	(376)	(1,200)	(759)
Less: Recovery	—	(138)	—	(157)
Balance, end of period	$2,752	$1,461	$2,752	$1,461

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $227,046 at September 30, 2020 and $223,697 at December 31, 2019.

Intangible assets consisted of the following:

		As of September 30, 2020			As of December 31, 2019
		Gross			Gross
		Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Useful Life	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Customer relationships	2 to 16 Years	$98,898	$37,023	$61,875	$99,008	$27,269	$71,739
Domain names	7 Years	235	140	95	233	117	116
Advertising relationships	8 Years	100	53	47	100	44	56
Internally developed software and other intangibles	0.5 to 5 Years	11,775	6,490	5,285	11,765	4,843	6,922
Trademarks	7 to 10 Years	2,850	912	1,938	4,600	1,324	3,276
Total		113,858	44,618	69,240	115,706	33,597	82,109

Non-amortizable assets:
Tradenames		125,276	—	125,276	138,416	—	138,416
Total intangible assets		$239,134	$44,618	$194,516	$254,122	$33,597	$220,525

Amortization expense was $3,919 and $3,310 for the three months ended September 30, 2020 and 2019, respectively and $11,967 and $10,031 for the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020, estimated future amortization expense was $3,769, $14,961, $14,307, $12,316 and $8,376 for the years ended December 31, 2020 (remaining three months), 2021, 2022, 2023 and 2024, respectively. The estimated future amortization expense after December 31, 2024 was $15,512.

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

NOTE 8—NOTES PAYABLE

Asset Based Credit Facility

On April 21, 2017, the Company amended its credit agreement (as amended, the “Credit Agreement”) governing its asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) to increase the maximum borrowing limit from $100,000 to $200,000. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. The Credit Agreement continues to allow for borrowings under the separate credit agreement (a “UK Credit Agreement”) which was dated March 19, 2015 with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom. Such facility allows the Company to borrow up to 50 million British Pounds. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $200,000 credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts. All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The Company paid Wells Fargo Bank a closing fee in the amount of $500 in connection with the April 2017 amendment to the Credit Agreement. The interest rate for each revolving credit advance under the Credit Agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. Interest expense totaled $109 and $240 for the three months ended September 30, 2020 and 2019, respectively and $529 and $826 for the nine months ended September 30, 2020 and 2019, respectively. There was no outstanding balance on this credit facility at September 30, 2020. The outstanding balance on this credit facility was $37,096 at December 31, 2019. At September 30, 2020, there were no open letters of credit outstanding.

We are in compliance with all financial covenants in the asset based credit facility at September 30, 2020.

Other Notes Payable

Notes payable include notes payable to a clearing organization for one of the Company’s broker dealers. The notes payable accrue interest at the prime rate plus 2.0% (6.75% at September 30, 2020) payable annually, maturing January 31, 2022. At September 30, 2020 and December 31, 2019, the outstanding balance for the notes payable was $714 and $1,071, respectively. Interest expense was $12 and $22 for the three months ended September 30, 2020 and 2019, respectively and $75 and $66 for the nine months ended September 30, 2020 and 2019, respectively.

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

Under the BRPAC Credit Agreement, the Company borrowed $80,000 due December 19, 2023. Pursuant to the terms of the BRPAC Credit Agreement, the Company may request additional optional term loans in an aggregate principal amount of up to $10,000 at any time prior to the first anniversary of the agreement date (the “Option Loan”) with a final maturity date of December 19, 2023. On February 1, 2019, the Credit Parties, the Closing Date Lenders, the Agent and City National Bank, as a new lender (the “New Lender”), entered into the First Amendment to the Credit Agreement and Joinder (the “First Amendment”) pursuant to which, among other things, (i) New Lender became a party to the BRPAC Credit Agreement, (ii) the New Lender extended to Borrowers the Option Loan in the amount of $10,000, (iii) the aggregate outstanding principal amount of the term loans was increased from $80,000 to $90,000; and (iv) the amortization schedule under the BRPAC was amended as set forth in the First Amendment. Additionally, in connection with the Option Loan, the Borrowers executed a term note in favor of New Lender dated February 1, 2019 in the amount of $10,000. Borrowings under the BRPAC Credit Agreement bear interest at a rate equal to (a) the LIBOR rate for Eurodollar loans, plus (b) the applicable margin rate, which ranges from two and one-half percent (2.5%) to three percent (3.0%) per annum, based upon the Borrowers’ ratio of consolidated funded indebtedness to adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) for the preceding four fiscal quarters or other applicable period. At September 30, 2020 interest rate on the BRPAC Credit Agreement was at 2.90%. Interest payments are to be made each one, three or six months. Amounts outstanding under the BRPAC Credit Agreement are due in quarterly installments commencing on March 31, 2019 with any remaining amounts outstanding due at maturity. For the $80,000 loan, quarterly installments from September 30, 2020 to December 31, 2022 are in the amount of $4,244 per quarter and from March 31, 2023 to December 31, 2023 are $2,122 per quarter. For the $10,000 loan, quarterly installments from September 30, 2020 to December 31, 2022 are $566 per quarter and from March 31, 2023 to December 31, 2023 are $265 per quarter. As of September 30, 2020, and December 31, 2019, the outstanding balance on the term loan was $52,452 (net of unamortized debt issuance costs of $385) and $66,666 (net of unamortized debt issuance costs of $600), respectively. Interest expense on the term loan during the three months ended September 30, 2020 and 2019 was $497 (including amortization of deferred debt issuance costs of $67) and $1,118 (including amortization of deferred debt issuance costs of $87), respectively. Interest expense on the term loan during the nine months ended September 30, 2020 and 2019 was $1,912 (including amortization of deferred debt issuance costs of $216) and $3,653 (including amortization of deferred debt issuance costs of $268), respectively.

We are in compliance with all financial covenants in the BRPAC Credit Agreement at September 30, 2020.

NOTE 10—SENIOR NOTES PAYABLE

Senior notes payable, net, are comprised of the following:

	September 30,	December 31,
	2020	2019
7.50% Senior notes due May 31, 2027	$125,536	$117,954
7.25% Senior notes due December 31, 2027	122,545	120,126
7.375% Senior notes due May 31, 2023	127,697	122,140
6.875% Senior notes due September 30, 2023	113,109	105,952
6.75% Senior notes due May 31, 2024	110,476	106,589
6.50% Senior notes due September 30, 2026	134,657	124,226
6.375% Senior notes due February 28, 2025	130,942	—
	864,962	696,987
Less: Unamortized debt issuance costs	(10,036)	(8,875)
	$854,926	$688,112

During the nine months ended September 30, 2020, the Company issued $39,167 of senior notes with maturity dates ranging from May 2023 to December 2027 pursuant to At the Market Issuance Sales Agreements with B. Riley Securities, Inc. (fka B. Riley FBR, Inc.) (“B. Riley Securities”), which governs the program of at-the-market sales of the Company’s senior notes.

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

During March 2020, the Company repurchased bonds with an aggregate face value of $3,443 for $1,829 resulting in a gain net of expenses and original issue discount of $1,556 during the nine months ended September 30, 2020. As part of the repurchase, the Company paid $30 in interest accrued through the date of each respective repurchase.

At September 30, 2020 and December 31, 2019, the total senior notes outstanding was $854,926 (net of unamortized debt issue costs of $10,036) and $688,112 (net of unamortized debt issue costs of $8,875) with a weighted average interest rate of 6.94% and 7.05%, respectively. Interest on senior notes is payable on a quarterly basis.  Interest expense on senior notes totaled $15,562 and $11,255 for the three months ended September 30, 2020 and 2019, respectively and $45,543 and $30,181 for the nine months ended September 30, 2020 and 2019, respectively.

Sales Agreement Prospectus to Issue Up to $150,000 of Senior Notes

On February 14, 2020, the Company entered into a new At Market Issuance Sales Agreement (the “February 2020 Sales Agreement”) with B. Riley Securities, governing a program of at-the-market sales of certain of the Company’s senior notes. This program provides for the sale by the Company of up to $150,000 of certain of the Company’s senior notes. As of September 30, 2020, the Company had $148,076 remaining availability under the February 2020 Sales Agreement.

NOTE 11—REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from contracts with customers by reportable segment for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30, 2020
	Reportable Segment
				Principal
				Investments -
	Capital	Auction and	Valuation and	United Online and
	Markets	Liquidation	Appraisal	magicJack	Brands	Total

Revenues from contracts with customers:
Corporate finance, consulting and investment banking fees	$45,970	$—	$—	$—	$—	$45,970
Wealth and asset management fees	16,500	—	—	—	—	16,500
Commissions, fees and reimbursed expenses	9,053	17,278	9,655	—	—	35,986
Subscription services	—	—	—	17,948	—	17,948
Service contract revenues	—	4,195	—	—	—	4,195
Advertising, licensing and other	—	22,712	—	3,654	4,000	30,366
Total revenues from contracts with customers	71,523	44,185	9,655	21,602	4,000	150,965

Other sources of revenue:
Interest income - Loans and securities lending	26,026	—	—	—	—	26,026
Trading gains on investments	31,613	—	—	—	—	31,613
Fair value adjustment on loans	140	—	—	—	—	140
Other	17,509	—	—	—	—	17,509
Total revenues	$146,811	$44,185	$9,655	$21,602	$4,000	$226,253

	Three Months Ended September 30, 2019
	Reportable Segment
				Principal
				Investments -
	Capital	Auction and	Valuation and	United Online and
	Markets	Liquidation	Appraisal	magicJack	Brands	Total

Revenues from contracts with customers:
Corporate finance, consulting and investment banking fees	$37,827	$—	$—	$—	$—	$37,827
Wealth and asset management fees	18,984	—	—	—	—	18,984
Commissions, fees and reimbursed expenses	9,077	4,151	10,818	—	—	24,046
Subscription services	—	—	—	19,425	—	19,425
Service contract revenues	—	7,081	—	—	—	7,081
Advertising, licensing and other	—	54	—	4,438	—	4,492
Total revenues from contracts with customers	65,888	11,286	10,818	23,863	—	111,855

Other sources of revenue:
Interest income - Loans and securities lending	25,766	—	—	—	—	25,766
Trading gains on investments	32,564	—	—	—	—	32,564
Fair value adjustment on loans	7,704	—	—	—	—	7,704
Other	2,174	—	—	—	—	2,174
Total revenues	$134,096	$11,286	$10,818	$23,863	$—	$180,063

	Nine Months Ended September 30, 2020
	Reportable Segment
				Principal
				Investments -
	Capital	Auction and	Valuation and	United Online and
	Markets	Liquidation	Appraisal	magicJack	Brands	Total
Revenues from contracts with customers:
Corporate finance, consulting and investment banking fees	$163,004	$—	$—	$—	$—	$163,004
Wealth and asset management fees	55,522	—	—	—	—	55,522
Commissions, fees and reimbursed expenses	36,308	36,052	26,112	—	—	98,472
Subscription services	—	—	—	55,067	—	55,067
Service contract revenues	—	13,288	—	—	—	13,288
Advertising, licensing and other	—	23,757	—	10,688	11,007	45,452
Total revenues from contracts with customers	254,834	73,097	26,112	65,755	11,007	430,805
Other sources of revenue:
Interest income - Loans and securities lending	72,383	—	—	—	—	72,383
Trading losses on investments	(14,307)	—	—	—	—	(14,307)
Fair value adjustment on loans	(21,835)	—	—	—	—	(21,835)
Other	25,469	—	—	—	—	25,469
Total revenues	$316,544	$73,097	$26,112	$65,755	$11,007	$492,515

	Nine Months Ended September 30, 2019
	Reportable Segment
				Principal
				Investments -
	Capital	Auction and	Valuation and	United Online and
	Markets	Liquidation	Appraisal	magicJack	Brands	Total
Revenues from contracts with customers:
Corporate finance, consulting and investment banking fees	$95,260	$—	$—	$—	$—	$95,260
Wealth and asset management fees	55,028	—	—	—	—	55,028
Commissions, fees and reimbursed expenses	30,350	39,250	29,143	—	—	98,743
Subscription services	—	—	—	62,894	—	62,894
Service contract revenues	—	26,431	—	—	—	26,431
Advertising, licensing and other	—	1,230	—	14,282	—	15,512
Total revenues from contracts with customers	180,638	66,911	29,143	77,176	—	353,868
Other sources of revenue:
Interest income - Loans and securities lending	54,147	—	—	—	—	54,147
Trading gains on investments	58,387	—	—	—	—	58,387
Fair value adjustment on loans	13,343	—	—	—	—	13,343
Other	7,130	—	—	—	—	7,130
Total revenues	$313,645	$66,911	$29,143	$77,176	$—	$486,875

Contract Balances

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. Receivables related to revenues from contracts with customers totaled $45,654 and $46,624 at September 30, 2020 and December 31, 2019, respectively. The Company had no significant impairments related to these receivables during the three and nine months ended September 30, 2020. The Company’s deferred revenue primarily relates to retainer and milestone fees received from corporate finance and investment banking advisory engagements, asset management agreements, Valuation and Appraisal engagements and subscription services where the performance obligation has not yet been satisfied. Deferred revenue at September 30, 2020 and December 31, 2019 was $70,565 and $67,121, respectively. During the three months ended September 30, 2020 and 2019, the Company recognized revenue of $8,102 and $9,166 that was recorded as deferred revenue at the beginning of the respective year. During the nine months ended September 30, 2020 and 2019, the Company recognized revenue of $32,176 and $34,331 that was recorded as deferred revenue at the beginning of the respective year.

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

The capitalized costs to fulfill a contract were $448 and $450 at September 30, 2020 and December 31, 2019, respectively, and are recorded in prepaid expenses and other assets in the condensed consolidated balance sheets. For the three months ended September 30, 2020 and 2019, the Company recognized expenses of $68 and $246 related to capitalized costs to fulfill a contract, respectively. For the nine months ended September 30, 2020 and 2019, the Company recognized expenses of $210 and $1,277 related to capitalized costs to fulfill a contract, respectively. There were no significant impairment charges recognized in relation to these capitalized costs during the three and nine months ended September 30, 2020 and 2019.

Remaining Performance Obligations and Revenue Recognized from Past Performance

The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at September 30, 2020. Corporate finance and investment banking fees and retail liquidation engagement fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at September 30, 2020.

NOTE 12—INCOME TAXES

The Company’s effective income tax rate was 29.4% for both the nine months ended September 30, 2020 and 2019.

As of September 30, 2020, the Company had federal net operating loss carryforwards of $53,932 and state net operating loss carryforwards of $64,088. The Company’s federal net operating loss carryforwards will expire in the tax years commencing in December 31, 2032 through December 31, 2037. The state net operating loss carryforwards will expire in the tax years commencing in December 31, 2029.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss, capital loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company’s net operating losses are subject to annual limitations in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of September 30, 2020, the Company believes that the existing net operating loss carryforwards will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided a valuation allowance. The Company does not believe that it is more likely than not that the Company will be able to utilize the benefits related to capital loss carryforwards and has provided a valuation allowance in the amount of $61,945 against these deferred tax assets.

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

NOTE 13—EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Basic common shares outstanding exclude 387,365 common shares in 2019 that were held in escrow and subject to forfeiture. The 387,365 common shares held in escrow were forfeited and cancelled on June 11, 2020 to indemnify the Company for certain representations and warranties and related claims pursuant to a related acquisition agreement. Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net income per share were 1,059,919 and 1,369,674 for the three months ended September 30, 2020 and 2019, respectively and 1,212,563 and 1,474,104 for the nine months ended September 30, 2020 and 2019, respectively, because to do so would have been anti-dilutive.

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income attributable to B. Riley Financial, Inc.	$48,379	$34,302	$33,554	$64,482
Preferred stock dividends	1,088	—	3,230	—
Net income applicable to common shareholders	$47,291	$34,302	$30,324	$64,482

Weighted average common shares outstanding:
Basic	25,446,292	26,556,223	25,699,735	26,351,839
Effect of dilutive potential common shares:
Restricted stock units and warrants	1,604,156	1,613,993	989,965	836,791
Contingently issuable shares	—	63,207	—	63,207
Diluted	27,050,448	28,233,423	26,689,700	27,251,837

Basic income per common share	$1.86	$1.29	$1.18	$2.45
Diluted income per common share	$1.75	$1.21	$1.14	$2.37

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

On January 5, 2017, complaints filed in November 2015 and May 2016 naming MLV & Co. (“MLV”), a broker-dealer subsidiary of B. Riley Securities (fka FBR), as a defendant in putative class action lawsuits alleging claims under the Securities Act, in connection with the offerings of Miller Energy Resources, Inc. (“Miller”) have been consolidated. The Master Consolidated Complaint, styled Gaynor v. Miller et al., is pending in the United States District Court for the Eastern District of Tennessee, and, like its predecessor complaints, continues to allege claims under Sections 11 and 12 of the Securities Act against nine underwriters for alleged material misrepresentations and omissions in the registration statement and prospectuses issued in connection with six offerings (February 13, 2013; May 8, 2013; June 28, 2013; September 26, 2013; October 17, 2013 (as to MLV only) and August 21, 2014) with an alleged aggregate offering price of approximately $151,000. The Court ordered mediation before a federal magistrate took place on August 6, 2019, with no resolution. In December 2019, the Court remanded the case to state court. In July 2020, the Company agreed to settle this matter, subject to court approval which is expected by the end of 2020 or in early 2021.

(b) Franchise Group Commitment Letter and Loan Participant Guaranty

Commitment Letter

On February 14, 2020, affiliates of Franchise Group, Inc. (collectively with all of its affiliates, “FRG”) entered into an ABL Credit Agreement (the “Franchise Credit Agreement”), with GACP Finance Co., LLC (“GACP Finance”) as administrative agent and collateral agent, and the lenders from time to time party thereto, pursuant to which the lenders provided an asset based credit facility to FRG in an aggregate principal amount of $100.0 million. The obligations under the Franchise Credit Agreement were refinanced in full on September 23, 2020 (the “Refinancing”). In connection with the Franchise Credit Agreement, the Company entered into a commitment letter (as amended, the “Commitment Letter”), pursuant to which the Company committed to provide a $100.0 million asset based lending facility to FRG five days prior to the maturity date of the Franchise Credit Agreement if, on or before such date, the obligations under the Franchise Credit Agreement are not refinanced in full. Such commitment terminated upon the consummation of the Refinancing.

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

On August 10, 2020, the Company entered into a project specific indemnity rider (the “Indemnity Rider”) in favor of Berkley Insurance Company and/or Berkley Regional Insurance Company (collectively, “Berkley”) to a general agreement of indemnity made by B&W in favor of Berkley (the Indemnity Agreement”). Pursuant to the Indemnity Rider, the Company agreed to indemnify Berkley in connection with a default by B&W under the Indemnity Agreement relating to a $29,970 payment and performance bond issued by Berkley in connection with a construction project undertaken by B&W. In consideration for providing the Indemnity Rider, B&W paid the Company $600 on August 26, 2020.

(d) BRPM II Equity Commitment Letter

The Company is a party to an Equity Commitment Letter with B. Riley Principal Merger Corp. II and B. Riley Principal Sponsor Co. II, LLC, as disclosed below in Note 17 – Related Party Transactions.

NOTE 15—SHARE-BASED PAYMENTS AND COMMON STOCK

(a) Employee Stock Incentive Plans

Share-based compensation expense for restricted stock units under the Company’s Amended and Restated 2009 Stock Incentive Plan (the “Plan”) was $4,680 and $4,660 for the three months ended September 30, 2020 and 2019, respectively and $13,945 and $10,013 for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, in connection with employee stock incentive plans the Company granted 606,063 restricted stock units with a weighted average grant date fair value of $18.77 per share.  The restricted stock units generally vest over a period of one to three years based on continued service. Performance based restricted stock units generally vest based on both the employee’s continued service and the Company’s common stock price, as defined in the grant, achieving a set threshold during the three-year period following the grant.  In determining the fair value of restricted stock units on the grant date, the fair value is adjusted for (a) estimated forfeitures, (b) expected dividends based on historical patterns and the Company’s anticipated dividend payments over the expected holding period and (c) the risk-free interest rate based on U.S. Treasuries for a maturity matching the expected holding period.

(b) Employee Stock Purchase Plan

In connection with the Company’s Purchase Plan, share based compensation was $96 and $68 for the three months ended September 30, 2020 and 2019, respectively and $320 and $263 for the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020, there were 524,891 shares reserved for issuance under the Purchase Plan.

(c) Common Stock

During the nine months ended September 30, 2020, the Company repurchased 1,715,383 shares of its common stock for $38,348 which represents an average price of $22.36 per common share. On July 1, 2020, the Company entered into an agreement to repurchase 900,000 shares of its common stock for $19,800 ($22.00 per common share) from one of its shareholders. In accordance with the agreement, the Company repurchased 450,000 shares for $9,900 on July 2, 2020 and the remaining 450,000 shares are required to be repurchased for $9,900 at a mutually agreeable date prior to January 1, 2021. In addition to the repurchases of common stock, 387,365 shares of the Company’s common stock that were previously held in escrow in connection with the acquisition of a wealth management company in 2017 were forfeited and cancelled on June 11, 2020 to indemnify the Company for certain representations and warranties and related claims pursuant to a related acquisition agreement.

(d) Preferred Stock

The Company has issued depository shares equivalent to 2,531 shares of Series A Preferred Stock with dividends payable at a rate of 6.875% per annum. There were 2,531 shares and 2,349 shares issued and outstanding as of September 30, 2020, and December 31, 2019, respectively. The Series A has a liquidation preference of $25 per 1/1000 depository share or $25,000 per preferred share. Total liquidation preference for the Series A at September 30, 2020, and December 31, 2019, was $63,273 and $58,723, respectively. Dividends on the Series A preferred paid during the three and nine months ended September 30, 2020, were $0.4296875 and $1.29 per depository share, respectively.

During the three months ended September 30, 2020, the Company issued depository shares equivalent to 1,300 shares of Series B Preferred Stock with dividends payable at a rate of 7.375% per annum. The Series B has a liquidation preference of $25 per 1/1000 depository share or $25,000 per preferred share. Total liquidation preference for the Series B at September 30, 2020, was $32,500. No dividends were paid on the Series B during the three months ended September 30, 2020.

NOTE 16—NET CAPITAL REQUIREMENTS

B. Riley Securities and B. Riley Wealth Management (“BRWM”), the Company’s broker-dealer subsidiaries, are registered with the SEC as broker-dealers and are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company’s broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1) which requires the subsidiaries to maintain minimum net capital and provides that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As of September 30, 2020, B. Riley Securities had net capital of $137,777, which was $134,273 in excess of its required net capital of $3,504; and BRWM had net capital of $4,090 which was $3,444 in excess of its required net capital of $646.

NOTE 17—RELATED PARTY TRANSACTIONS

At September 30, 2020, amounts due from related parties of $3,766 included $23 from GACP I, L.P. (“GACP I”) and $372 from GACP II, L.P. (“GACP II”) for management fees and other operating expenses, and $3,371 due from CA Global Partners (“CA Global”) for operating expenses related to wholesale and industrial liquidation engagements managed by CA Global on behalf of GA Global Ptrs. At December 31, 2019, amounts due from related parties of $5,832 included $145 from GACP I and $12 from GACP II for management fees and other operating expenses, $13 due from B. Riley Principal Merger Corp, a company that consummated its initial public offering on April 11, 2019, for which our wholly owned subsidiary, B. Riley Principal Sponsor Co. LLC, was the Sponsor, and $3,846 due from John Ahn, who at the time was the President of Great American Capital Partners, LLC, our indirect wholly owned subsidiary (“GACP”), pursuant to a Secured Line of Promissory Note related to a Transfer Agreement as further discussed below. During the nine months ended September 30, 2020, the Company sold a portion of a loan receivable to GACP for $1,800. At September 30, 2020, the Company had sold loan participations to BRC Partners Opportunity Fund, LP (“BRCPOF”), a private equity fund managed by one of its subsidiaries, in the amount of $13,919, and recorded interest expense of $1,416 during the nine months ended September 30, 2020 related to BRCPOF’s loan participations.  Our executive officers and members of our board of directors have a 43.8% financial interest, which includes a financial interest of Bryant Riley, our Co-Chief Executive Officer, of 38.5% in the BRCPOF at September 30, 2020.  At September 30, 2020 and December 31, 2019, the Company had outstanding loan to participations to BRCPOF in the amount of $13,919 and $12,478, respectively.

On April 1, 2019, the Company entered into a Transfer Agreement (the “Transfer Agreement”) with GACP II, a fund managed by GACP, and John Ahn, who is the brother of Phil Ahn, the Company’s Chief Financial Officer and Chief Operating Officer. The Transfer Agreement provides for among other things, the transfer to Mr. J. Ahn of 55.56% of the Company’s limited partnership interest in GACP II (the “Transferred Interest”), which represents a capital commitment in the aggregate amount of $5,000. In connection with the Transfer Agreement, the Company provided Mr. J. Ahn with a non-recourse, secured line of credit in an aggregate amount of up to $5,003 pursuant to the terms of a Secured Line of Credit Promissory Note (the “Note”) dated April 1, 2019, to fund the purchase price of the Transferred Interest. We also entered into a Security Agreement with Mr. J. Ahn on April 1, 2019, which granted to the Company a security interest in the Transferred Interest to secure Mr. J. Ahn’s obligations under the Note. The Note is subject to an interest rate per annum of 7.00%. As of December 31, 2019, the principal and accrued interest on the Note were $3,798 and $48, respectively. In June 2020, the Company entered into an investment advisory services agreement with Whitehawk Capital Partners, L.P., a limited partnership controlled by Mr. J. Ahn, (“Whitehawk”). Whitehawk has agreed to provide investment advisory services for GACP I and GACP II.  In accordance with the terms of the Note, Mr. Ahn surrendered the Transferred Interest to the Company in exchange for the cancellation of the Note.  During the nine months ended September 30, 2020, interest payments received on the Note were $121 and management fees paid for investment advisory services by Whitehawk was $731.

On May 22, 2020, the Company earned $3,275 of underwriting fees from the initial public offering of B. Riley Principal Merger Corp. II, (“BRPM II”), which was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “BRPM II IPO”). The Company has also agreed to loan BRPM II up to $300 for operating expenses. The loan is interest free and there were no amounts outstanding at September 30, 2020. On September 7, 2020, BRPM II entered into an agreement and plan of merger (the “Merger Agreement”) to acquire Eos Energy Storage LLC, a Delaware limited liability company, a privately held company that is not related to the Company (the “Proposed Acquisition”).

The Proposed Acquisition is expected to be completed in the fourth quarter of 2020, subject to certain customary conditions, including, among other things, approval by the BRPM II’s stockholders of the Merger Agreement and the business combination. In addition, closing is subject to certain other conditions, including, among other things, that BRPM II maintain a certain level of cash (before taking into account certain transaction expenses, but after taking into account any redemptions by the BRPM II’s public stockholders) available from the trust account established in connection with the BRPM II IPO and from other equity financing sources.

In order to help meet the condition under the Merger Agreement that BRPM II maintain a certain level of cash available upon the closing (before taking into account certain transaction expenses), the Company entered into an Equity Commitment Letter with BRPM II and B. Riley Principal Sponsor Co. II, LLC, pursuant to which the Company committed to provide up to $40,000 in equity financing at closing, less the number of shares of BRPM II’s common stock already issued pursuant to subscription agreements entered into with investors prior to the closing.

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

Sonim

The Company had a loan receivable due from Sonim Technologies, Inc. (“Sonim”) that was included in loans receivable at fair value with a fair value of $9,603 at December 31, 2019. Interest is payable at 10.0% per annum with a maturity date of September 1, 2022. The original loan was made in October 2017 in connection with the Company’s initial investment in common stock and preferred stock that was purchased from Sonim’s existing shareholders. In October 2017, the Company also entered into a management services agreement with Sonim to provide advisory and consulting services for management fees of up to $200 per year. The management services agreement was terminated in September 2019.

In June 2020, Sonim repaid $4,000 of the outstanding loan balance in cash and the remaining principal amount, accrued interest and other amounts outstanding of $6,170 under the loan converted into shares of common stock of Sonim at the then public offering price of shares of Sonim’s common stock.

Babcock and Wilcox

The Company has a last-out term loan receivable due from B&W that is included in loans receivable, at fair value with a fair value of $164,539 at September 30, 2020. As of December 31, 2019, the last-out term loan was included in loans receivable, at cost with a carrying value of $109,147. On January 31, 2020, the Company provided B&W with an additional $30,000 of last-out term loans pursuant to new amendments to B&W’s credit agreement. On May 14, 2020, the Company provided B&W with another $30,000 of last-out term loans pursuant to a further amendment to B&W’s credit agreement which also included future commitments for the Company to loan B&W $40,000 at various dates starting in November 2020 and a limited guaranty by the Company of B&W’s obligations under the amended credit facility, (the “Amendment Transactions”). Interest is payable quarterly at the fixed rate of 12.0% per annum in common stock of B&W at $2.28 per common share through December 31, 2020 and in cash thereafter. All of these loans were made to B&W as part of various amendments to B&W’s existing credit agreement with other lenders not related to the Company. As part of the Amendment Transactions, the Company entered into the following agreements: (i) an Amendment and Restatement Agreement, dated as of May 14, 2020, among B&W, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto, including the Company; (ii) a Fee Letter, dated as of May 14, 2020, among the Company and B&W; (iii) a Fee and Interest Equitization Agreement, dated May 14, 2020, between the Company, B. Riley Securities, and B&W; (iv) a Termination Agreement, dated as of May 14, 2020, the Company and B&W and acknowledged by Bank of America, N.A. with respect to the Backstop Commitment Letter; and (v) a Limited Guaranty Agreement, dated as of May 14, 2020, among the Company, B&W and Bank of America, N.A.

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

The Company is also a party to an Indemnity Rider with B&W, as disclosed above in Note 14 – Commitments and Contingencies.

Maven

The Company has loans receivable due from the Maven, Inc. (“Maven”) that are included in loans receivable, at fair value of $71,479 at September 30, 2020. At December 31, 2019, the Company had a loan receivable due from Maven that is included in loans receivable at fair value of $21,150 and another loan receivable from Maven that is included in loans receivable at historical cost with a carrying value of $47,933 (which is comprised of the principal balance due in the amount of $49,921, less original issue discount of $1,988). Interest on these loans is payable at 12.0% to 15.0% per annum with maturity dates through June 2022.

On October 28, 2020, in connection with a capital raise by Maven, the Company converted $3,367 of Maven notes receivable that is included in notes receivable from related party at September 30, 2020 into 3,367 shares of Series K Preferred stock of Maven.

Franchise Group

The Company has a loan receivable due from Vitamin Shoppe, a subsidiary of FRG, (“Vitamin Shoppe”) that was included in loans receivable, at fair value with a fair value of $4,951 at December 31, 2019. Interest was payable at 13.7% per annum with a maturity date of December 16, 2022. The principal balance of $4,697 on the Vitamin Shoppe loan receivable was repaid in May 2020 and the final interest payment of $31 was paid on June 1, 2020. During the nine months ended September 30, 2020, the Company earned $4,329 of underwriting fees from FRG in connection with FRG’s capital raising activities. In the second quarter of 2020, B. Riley no longer had representation on the board of directors or the right to appoint members of the board of directors of FRG and no longer exercised significant influence over FRG. As such, FRG is no longer a related party.

As of September 30, 2020, the Company is party to a Loan Participant Guaranty with FRG as disclosed above in Note 14 – Commitments and Contingencies.

NOTE 18—BUSINESS SEGMENTS

The Company’s business is classified into the Capital Markets segment, Auction and Liquidation segment, Valuation and Appraisal segment, Principal Investments — United Online and magicJack segment, and Brands segment. These reportable segments are all distinct businesses, each with a different marketing strategy and management structure.

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Capital Markets segment:
Revenues - Services and fees	$89,032	$68,062	$280,303	$187,768
Trading income (losses) and fair value adjustments on loans	31,753	40,268	(36,142)	71,730
Interest income - Loans and securities lending	26,026	25,766	72,383	54,147
Total revenues	146,811	134,096	316,544	313,645
Selling, general and administrative expenses	(68,442)	(70,140)	(204,183)	(196,570)
Restructuring (charge) recovery	(1,417)	—	(1,417)	4
Interest expense - Securities lending and loan participations sold	(10,975)	(10,273)	(30,669)	(22,579)
Depreciation and amortization	(1,166)	(1,281)	(3,362)	(3,844)
Segment income	64,811	52,402	76,913	90,656
Auction and Liquidation segment:
Revenues - Services and fees	21,473	11,232	49,340	65,681
Revenues - Sale of goods	22,712	54	23,757	1,230
Total revenues	44,185	11,286	73,097	66,911
Direct cost of services	(18,373)	(2,371)	(36,406)	(21,584)
Cost of goods sold	(9,046)	(126)	(9,360)	(992)
Selling, general and administrative expenses	(4,625)	(2,835)	(8,880)	(9,045)
Restructuring (charge) recovery	(140)	—	(140)	—
Depreciation and amortization	(1)	(1)	(2)	(5)
Segment income	12,000	5,953	18,309	35,285
Valuation and Appraisal segment:
Revenues - Services and fees	9,655	10,818	26,112	29,143
Selling, general and administrative expenses	(6,632)	(7,331)	(19,643)	(21,492)
Depreciation and amortization	(51)	(36)	(139)	(100)
Segment income	2,972	3,451	6,330	7,551
Principal Investments - United Online and magicJack segment:
Revenues - Services and fees	20,663	22,999	63,037	74,383
Revenues - Sale of goods	939	864	2,718	2,793
Total revenues	21,602	23,863	65,755	77,176
Direct cost of services	(4,891)	(5,565)	(14,795)	(20,131)
Cost of goods sold	(767)	(785)	(2,082)	(2,843)
Selling, general and administrative expenses	(4,840)	(5,895)	(14,352)	(18,410)
Depreciation and amortization	(2,736)	(2,956)	(8,466)	(9,719)
Restructuring charge	—	—	—	(1,703)
Segment income	8,368	8,662	26,060	24,370
Brands segment:
Revenues - Services and fees	4,000	—	11,007	—
Selling, general and administrative expenses	(994)	—	(2,207)	—
Depreciation and amortization	(714)	—	(2,143)	—
Impairment of tradenames	—	—	(12,500)	—
Segment income (loss)	2,292	—	(5,843)	—
Consolidated operating income from reportable segments	90,443	70,468	121,769	157,862

Corporate and other expenses	(6,942)	(10,617)	(28,072)	(28,778)
Interest income	67	361	537	1,329
Income (loss) on equity investments	409	1,113	(145)	(4,049)
Interest expense	(16,374)	(12,772)	(48,537)	(35,130)
Income before income taxes	67,603	48,553	45,552	91,234
Provision for income taxes	(18,711)	(14,409)	(13,380)	(26,802)
Net income	48,892	34,144	32,172	64,432
Net income (loss) attributable to noncontrolling interests	513	(158)	(1,382)	(50)
Net income attributable to B. Riley Financial, Inc.	48,379	34,302	33,554	64,482
Preferred stock dividends	1,088	—	3,230	—
Net income available to common shareholders	$47,291	$34,302	$30,324	$64,482

The following table presents revenues by geographical area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Revenues - Services and fees:
North America	$123,106	$113,111	$405,611	$356,899
Australia	6,094	—	7,796	15
Europe	15,623	—	16,392	61
Total Revenues - Services and fees	$144,823	$113,111	$429,799	$356,975

Trading income (losses) and fair value adjustments on loans
North America	$31,753	$40,268	$(36,142)	$71,730

Revenues - Sale of goods
North America	$4,242	$918	$6,028	$4,023
Europe	19,409	—	20,447	—
Total Revenues - Sale of Goods	$23,651	$918	$26,475	$4,023

Revenues - Interest income - Loans and securities lending:
North America	$26,026	$25,766	$72,383	$54,147

Total Revenues:
North America	$185,127	$180,063	$447,880	$486,799
Australia	6,094	—	7,796	15
Europe	35,032	—	36,839	61
Total Revenues	$226,253	$180,063	$492,515	$486,875

As of September 30, 2020 and December 31, 2019 long-lived assets, which consist of property and equipment and other assets of $11,986 and $12,727, respectively, were located in North America.

Segment assets are not reported to, or used by, the Company’s Chief Operating Decision Maker to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.

NOTE 19—SUBSEQUENT EVENTS

From time to time, the Company may decide to pay dividends which will be dependent upon our financial condition and results of operations. On October 28, 2020, the Board of Directors announced an increase to the regular quarterly dividend from $0.30 per share to $0.375 per share. On October 28, 2020, the Company declared a regular quarterly dividend of $0.375 per share, which will be paid on or about November 24, 2020 to stockholders of record as of November 10, 2020. While it is the Board’s current intention to make regular dividend payments each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends on our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

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

Overview

General

B. Riley Financial, Inc. (NASDAQ: RILY) and its subsidiaries provide collaborative financial services and solutions through several operating subsidiaries including:

●	B. Riley Securities, Inc. (“B. Riley Securities”) is a leading, full service investment bank providing financial advisory, corporate finance, research, securities lending and sales and trading services to corporate, institutional and high net worth individual clients. B. Riley Securities, (fka B. Riley FBR) was formed in November 2017 through the merger of B. Riley & Co, LLC and FBR Capital Markets & Co., which the Company acquired in June 2017.

●	B. Riley Wealth Management, Inc. (“B. Riley Wealth Management”) provides comprehensive wealth management and brokerage services to individuals and families, corporations and non-profit organizations, including qualified retirement plans, trusts, foundations and endowments. B. Riley Wealth Management was formerly Wunderlich Securities, Inc., which the Company acquired on July 3, 2017 and changed the name in June 2018.

●	B. Riley Capital Management, LLC, a Securities and Exchange Commission (“SEC”) registered investment advisor, which includes:

o	B. Riley Asset Management, an advisor to certain private funds and to institutional and high net worth investors.

o	Great American Capital Partners, LLC (“GACP”), the general partner of two private funds, GACP I, L.P. and GACP II, L.P., both direct lending funds that provide senior secured loans and second lien secured loan facilities to middle market public and private U.S. companies.

●	Our subsidiaries doing business as B. Riley Advisory Services:

o	GlassRatner Advisory & Capital Group LLC (“GlassRatner”), a specialty financial advisory services firm that provides consulting services to shareholders, creditors and companies, including due diligence, fraud investigations, corporate litigation support, crisis management and bankruptcy services. We acquired GlassRatner on August 1, 2018. GlassRatner strengthens B. Riley’s diverse platform and compliments the restructuring services provided by B. Riley Securities.

o	Great American Group Advisory and Valuation Services, LLC, a leading provider of appraisal and valuation services for asset based lenders, private equity firms and corporate clients.

●	B. Riley Retail Solutions, LLC (fka Great American Group, LLC), a leading provider of asset disposition and auction solutions to a wide range of retail and industrial clients.

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

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Condensed Consolidated Statements of Income

(Dollars in thousands)

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
Revenues:
Services and fees	$144,823	$113,111	$31,712	28.0%
Trading income and fair value adjustments on loans	31,753	40,268	(8,515)	(21.1)%
Interest income - Loans and securities lending	26,026	25,766	260	1.0%
Sale of goods	23,651	918	22,733	n/m
Total revenues	226,253	180,063	46,190	25.7%

Operating expenses:
Direct cost of services	23,264	7,936	15,328	193.1%
Cost of goods sold	9,813	911	8,902	n/m
Selling, general and administrative expenses	97,143	101,092	(3,949)	(3.9)%
Restructuring charge	1,557	—	1,557	100.0%
Interest expense - Securities lending and loan participations sold	10,975	10,273	702	6.8%
Total operating expenses	142,752	120,212	22,540	18.8%
Operating income	83,501	59,851	23,650	39.5%
Other income (expense):
Interest income	67	361	(294)	(81.4)%
Income from equity investments	409	1,113	(704)	(63.3)%
Interest expense	(16,374)	(12,772)	(3,602)	28.2%
Income before income taxes	67,603	48,553	19,050	39.2%
Provision for income taxes	(18,711)	(14,409)	(4,302)	29.9%
Net income	48,892	34,144	14,748	43.2%
Net income (loss) attributable to noncontrolling interests	513	(158)	671	n/m
Net income attributable to B. Riley Financial, Inc.	48,379	34,302	14,077	41.0%
Preferred stock dividends	1,088	—	1,088	100.0%
Net income available to common shareholders	$47,291	$34,302	$12,989	37.9%

n/m - Not applicable or not meaningful.

Revenues

The table below and the discussion that follows are based on how we analyze our business.

	Three Months Ended September 30,
	2020	2019	Change
	Amount	Amount	Amount	%
Revenues - Services and fees:
Capital Markets segment	$89,032	$68,062	$20,970	30.8%
Auction and Liquidation segment	21,473	11,232	10,241	91.2%
Valuation and Appraisal segment	9,655	10,818	(1,163)	-10.8%
Principal Investments - United Online and magicJack segment	20,663	22,999	(2,336)	-10.2%
Brands	4,000	—	4,000	100.0%
Subtotal	144,823	113,111	31,712	28.0%

Revenues - Sale of goods:
Auction and Liquidation segment	22,712	54	22,658	n/m
Principal Investments - United Online and magicJack segment	939	864	75	8.7%
Subtotal	23,651	918	22,733	n/m

Trading income and fair value adjustments on loans
Capital Markets segment	31,753	40,268	(8,515)	-21.1%
Subtotal	31,753	40,268	(8,515)	-21.1%

Interest income - Loans and securities lending:
Capital Markets segment	26,026	25,766	260	1.0%
Total revenues	$226,253	$180,063	$46,190	25.7%

n/m - Not applicable or not meaningful.

Total revenues increased approximately $46.2 million to $226.3 million during the three months ended September 30, 2020 from $180.1 million during the three months ended September 30, 2019. The increase in revenues during the three months ended September 30, 2020 was primarily due to increases in revenue from services and fees of $31.7 million, sales of goods of $22.7 million and interest income - loans and securities lending of $0.3 million, partially offset by decreases in trading income and fair value adjustments on loans of $8.5 million. The increase in revenue from services and fees of $31.7 million in the three months ended September 30, 2020 was primarily due to increases in revenue of $21.0 million in the Capital Markets segment, $10.2 million in the Auction and Liquidation segment and $4.0 million in the Brands segment partially offset by decreases in revenue of $1.2 million in the Valuation and Appraisal segment and $2.3 million in the Principal Investments — United Online and magicJack segment.

Revenues from services and fees in the Capital Markets segment increased $21.0 million, to $89.0 million during the three months ended September 30, 2020 from $68.1 million during the three months ended September 30, 2019. The increase in revenues was primarily due to increases in revenue of $8.1 million from corporate finance, consulting and investment banking fees and other income, including investment dividends, of $15.3 million, partially offset by a decrease in asset management fees of $2.5 million.

Revenues from services and fees in the Auction and Liquidation segment increased $10.2 million to $21.5 million during the three months ended September 30, 2020 from $11.2 million during the three months ended September 30, 2019. The increase in revenues in the Auction and Liquidation segment was primarily due an increase in retail fee liquidation engagements during the quarter. In June 2020, a number of retail liquidation engagements resumed as a number of states allowed the reopening of retail stores.

Revenues from services and fees in the Valuation and Appraisal segment decreased $1.2 million to $9.7 million during the three months ended September 30, 2020 from $10.8 million during the three months ended September 30, 2019. The decrease in revenues in the Valuation and Appraisal segment is primarily due to a decrease in revenues for appraisal engagements of $0.7 million where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors and $0.5 million for appraisal engagements where we provide corporate valuation services and the valuation of machinery and equipment.

Revenues from services and fees in the Principal Investments - United Online and magicJack segment decreased $2.3 million to $20.7 million during the three months ended September 30, 2020 from $23.0 million during the three months ended September 30, 2019. The decrease in revenues from services and fees is a result of a decrease in subscription services of $1.5 million and a decrease in advertising licensing and other of $0.8 million. Management expects revenues from the Principal Investments - United Online and magicJack segment to continue to decline year over year.

Revenues from services and fees in the Brands segment were $4.0 million for the three months ended September 30, 2020. We established the Brands segment in 2019 following the acquisition of a majority interest in BR Brands on October 28, 2019. The primary source of revenue included in this segment is the licensing of trademarks.

Revenues from sales of goods increased $22.7 million to $23.7 million for the three months ended September 30, 2020 from $0.9 million for the three months ended September 30, 2019. The increase in revenue from sales of goods of $22.7 million in the three months ended September 30, 2020 was primarily due to increases in revenue of $22.7 million in the Auction and Liquidation segment as a result of the sale of goods for certain retail liquidation engagements where we acquired the title to inventory goods in Europe and operated the retail stores as part of a going-out-of-business sale.

Trading income and fair value adjustments on loans decreased $8.5 million to $31.8 million for the three months ended September 30, 2020 from $40.3 million for the three months ended September 30, 2019. The $31.8 million gain for the three months ended September 30, 2020 includes realized and unrealized gains earned on investments made in our proprietary trading account of $31.6 million and unrealized gains on our loans receivable that are measured at fair value of $0.2 million.

Interest income – loans and securities lending increased $0.3 million, to $26.0 million during the three months ended September 30, 2020 from $25.8 million during the three months ended September 30, 2019. Interest income from securities lending was $13.3 million and $12.2 million during the three months ended September 30, 2020 and 2019, respectively. Interest income from loans was $12.7 million and $13.6 million during the three months ended September 30, 2020 and 2019, respectively. The increase in interest income on loans was primarily due to the increase in lending activities in our Capital Markets segment which included an increase in loans receivable to $344.3 million at September 30, 2020 from $295.9 million at September 30, 2019.

Sale of Goods, Cost of Goods Sold and Gross Margin

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
		Principal			Principal
		Investments -			Investments -
	Auction and	United Online and		Auction and	United Online and
	Liquidation	magicJack		Liquidation	magicJack
	Segment	Segment	Total	Segment	Segment	Total
Revenues - Sale of Goods	$22,712	$939	$23,651	$54	$864	$918
Cost of goods sold	9,046	767	9,813	126	785	911
Gross margin on sale of goods	$13,666	$172	$13,838	$(72)	$79	$7

Gross margin percentage	60.2%	18.3%	58.5%	(133.3)%	9.1%	0.8%

Revenues from the sale of goods increased $22.7 million, to $23.7 million during the three months ended September 30, 2020 from $0.9 million during the three months ended September 30, 2019. The increase in revenues from sale of goods was primarily attributable to the sale of goods for certain retail liquidation engagements where we acquired the title to inventory goods in Europe and operated the retail stores as part of a going-out-of-business sale. Cost of goods sold for the three months ended September 30, 2020 was $9.8 million, resulting in a gross margin of 58.5%.

Operating Expenses

Direct Cost of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the three months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
		Principal			Principal
		Investments -			Investments -
	Auction and	United Online and		Auction and	United Online and
	Liquidation	magicJack		Liquidation	magicJack
	Segment	Segment	Total	Segment	Segment	Total
Revenues - Services and fees	$21,473	$20,663		$11,232	$22,999
Direct cost of services	18,373	4,891	$23,264	2,371	5,565	$7,936
Gross margin on services and fees	$3,100	$15,772		$8,861	$17,434

Gross margin percentage	14.4%	76.3%		78.9%	75.8%

Total direct costs increased $15.3 million, to $23.3 million during the three months ended September 30, 2020 from $7.9 million during the three months ended September 30, 2019. Direct costs of services increased by $16.0 million in the Auction and Liquidation segment and decreased $0.7 million in the Principal Investments — United Online and magicJack segment. The increase in direct costs in the Auction and Liquidation segment was primarily due to the costs incurred to operate the retail stores where we acquired title to inventory goods in Europe and operated a going-out-of-business sale. The decrease in direct costs in the Principal Investments — United Online and magicJack segment was primarily as a result of declining sales.

Auction and Liquidation

Gross margin in the Auction and Liquidation segment for services and fees decreased to 14.4% of revenues during the three months ended September 30, 2020, as compared to 78.9% of revenues during the three months ended September 30, 2019. The decrease in margin in the Auction and Liquidation segment was primarily due to the costs incurred to operate the retail stores where we acquired title to inventory goods in Europe and operated a going-out-of-business sale.

Principal Investments — United Online and magicJack

Gross margins in the Principal Investments — United Online and magicJack segment increased to 76.3% of revenues during the three months ended September 30, 2020, as compared to 75.8% of revenues during the three months ended September 30, 2019. The increase in margin in the Principal Investments — United Online and magicJack segment is primarily due to cost savings for magicJack.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended September 30, 2020 and 2019 were comprised of the following:

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2020		2019		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$69,608	71.6%	$71,421	70.6%	$(1,813)	(2.5)%
Auction and Liquidation segment	4,626	4.8%	2,836	2.8%	1,790	63.1%
Valuation and Appraisal segment	6,683	6.9%	7,367	7.3%	(684)	(9.3)%
Principal Investments - United Online and magicJack segment	7,576	7.8%	8,851	8.8%	(1,275)	(14.4)%
Brands segment	1,708	1.8%	—	0.0%	1,708	100.0%
Corporate and Other segment	6,942	7.1%	10,617	10.5%	(3,675)	(34.6)%
Total selling, general & administrative expenses	$97,143	100.0%	$101,092	100.0%	$(3,949)	(3.9)%

Total selling, general and administrative expenses decreased approximately $3.9 million to $97.1 million during the three months ended September 30, 2020 from $101.1 million for the three months ended September 30, 2019. The decrease of approximately $3.9 million in selling, general and administrative expenses was due to decreases of $1.8 million in the Capital Markets segment, $0.7 million in the Valuation and Appraisal segment, $1.3 million in the Principal Investments — United Online and magicJack segment and $3.7 million in the Corporate and Other segment, partially offset by increases of $1.8 million in the Auction and Liquidation segment and $1.7 million in the Brands segment.

Capital Markets

Selling, general and administrative expenses in the Capital Markets segment decreased by $1.8 million to $69.6 million during the three months ended September 30, 2020 from $71.4 million during the three months ended September 30, 2019. The decrease was primarily due to decreases of $0.6 million in occupancy expenses, $2.0 million in payroll and related expenses and $0.7 million in travel and entertainment expenses, partially offset by increases of $1.5 million in legal expenses.

Auction and Liquidation

Selling, general and administrative expenses in the Auction and Liquidation segment increased by $1.8 million to $4.6 million during the three months ended September 30, 2020 from $2.8 million during the three months ended September 30, 2019. The increase in selling, general and administrative expenses in the Auction and Liquidation segment was primarily due to increases of $0.8 million in losses from foreign currency exchange and $0.9 million in business development expenses.

Valuation and Appraisal

Selling, general and administrative expenses in the Valuation and Appraisal segment decreased by $0.7 million to $6.7 million during the three months ended September 30, 2020 from $7.4 million during the three months ended September 30, 2019. The decrease in selling, general and administrative expenses in the Valuation and Appraisal segment was primarily due to a decrease of $0.6 million in travel and entertainment expenses.

Principal Investments — United Online and magicJack

Selling, general and administrative expenses in the Principal Investments — United Online and magicJack segment decreased by $1.3 million to $7.6 million for the three months ended September 30, 2020 from $8.9 million for the three months ended September 30, 2019. The decrease in selling, general and administrative expenses in the Principal Investments — United Online and magicJack segment was primarily due to decreases of $0.4 million in payroll and related expenses and $0.6 million in legal expenses.

Brands

Selling, general and administrative expenses in the Brands segment was $1.7 million for the three months ended September 30, 2020. We established the Brands segment in 2019 following the acquisition of a majority equity interest in BR Brands on October 28, 2019.

Corporate and Other

Selling, general and administrative expenses for the Corporate and Other segment decreased approximately $3.7 million to $6.9 million during the three months ended September 30, 2020 from $10.6 million for the three months ended September 30, 2019. The decrease in expenses in the Corporate and Other segment for the three months ended September 30, 2020 was primarily due to a decrease of $2.3 million in payroll and related expenses and a decrease in professional fees and other expenses of $1.3 million.

Restructuring Charge. Restructuring charges of $1.6 million during the three months ended September 30, 2020 were primarily related to impairment of certain acquired tradename intangibles associated with the Company’s brand realignment across its subsidiary companies to provide greater external consistency and affiliation. There were no restructuring charges during the three months ended September 30,2019.

Other Income (Expense). Other income included interest income of $0.1 million during the three months ended September 30, 2020 and $0.4 million during the three months ended September 30, 2019. Interest expense was $16.4 million during the three months ended September 30, 2020 compared to $12.8 million during the three months ended September 30, 2019. The increase in interest expense during the three months ended September 30, 2020 was primarily due to an increase in interest expense of $4.3 million from the issuance of additional senior notes, partially offset by a decrease in interest expense of $0.6 million from the term loan dated December 2018. Other income in the three months ended September 30, 2020 also included income from equity investments of $0.4 million, a decrease from $1.1 million in the prior year period.

Income Before Income Taxes. Income before income taxes was $67.6 million during the three months ended September 30, 2020 compared to income before income taxes of $48.6 million during the three months ended September 30, 2019. The increase in income before income taxes was primarily due to increases in segment income of $12.4 million in the Capital Markets segment, $6.0 million in the Auction and Liquidation segment and $2.3 million in the Brands segment, partially offset by an increase in interest expense of $3.6 million.

Provision for Income Taxes. Provision for income taxes was $18.7 million during the three months ended September 30, 2020 compared to $14.4 million during the three months ended September 30, 2019. The effective income tax rate was 27.7% for the three months ended September 30, 2020 as compared to 29.7% for the three months ended September 30, 2019.

Net Income (Loss) Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interests represents the proportionate share of net income generated by BR Brand, 20% of the membership interest of which we do not own and Great American Global Partners, LLC, 50% of the membership interest of which we do not own. The net income attributable to noncontrolling interests was $0.5 million during the three months ended September 30, 2020 compared to net loss attributable to noncontrolling interests of $0.2 million during the three months ended September 30, 2019.

Net Income Attributable to the Company. Net income attributable to the Company for the three months ended September 30, 2020 increased to $48.4 million, an increase of $14.1 million, from net income attributable to the Company of $34.3 million for the three months ended September 30, 2019. The increase in net income attributable to the Company during the three months ended September 30, 2020 as compared to the same period in 2019 was primarily due to an increase in operating income of $23.7 million and an increase in income attributable to noncontrolling interest of $0.7 million, partially offset by an increase in provision for income taxes of $4.3 million, an increase in interest expense of $3.6 million and a decrease in income from equity investments of $0.7 million.

Preferred Stock Dividends. On October 7, 2019, the Company closed its public offering of Depositary Shares, each representing 1/1000th of a share of 6.875% Series A Cumulative Perpetual Preferred Stock (trading under the NASDAQ symbol “RILYP”), par value $0.0001 per share. Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July and October. On July 7, 2020, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on July 31, 2020 to holders of record as of the close of business on July 21, 2020. On October 8, 2020, the Company declared a cash dividend $0.4296875 per Depositary Share, which will be paid on or around October 31, 2020, to holders of record as of the close of business on October 21, 2020.

On September 4, 2020, the Company closed its public offering of Depositary Shares, each representing 1/1000th of a share of 7.375% Series B Cumulative Perpetual Preferred Stock (trading under the NASDAQ symbol “RILYL”), par value $0.0001 per share. Holders of Series B Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July and October. On October 8, 2020, the Company declared a cash dividend $0.29193 per Depositary Share, which will be paid on or around October 31, 2020, to holders of record as of the close of business on October 21, 2020.

Net Income Available to Common Shareholders. Net income available to common shareholders for the three months ended September 30, 2020 was $47.3 million, from net income available to common shareholders of $34.3 million for the three months ended September 30, 2019. The increase in net income available to common shareholders during the three months ended September 30, 2020 as compared to the same period in 2019 was primarily due to an increase in operating income of $23.7 million, partially offset by an increase in provision for income taxes of $4.3 million, an increase in interest expense of $3.6 million, an increase in income attributable to noncontrolling interest of $0.7 million and preferred stock dividends of $1.1 million and a decrease in income from equity investments of $0.7 million.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Condensed Consolidated Statements of Income

(Dollars in thousands)

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%
Revenues:
Services and fees	$429,799	$356,975	$72,824	20.4%
Trading (losses) income and fair value adjustments on loans	(36,142)	71,730	(107,872)	(150.4)%
Interest income - Loans and securities lending	72,383	54,147	18,236	33.7%
Sale of goods	26,475	4,023	22,452	n/m
Total revenues	492,515	486,875	5,640	1.2%

Operating expenses:
Direct cost of services	51,201	41,715	9,486	22.7%
Cost of goods sold	11,442	3,835	7,607	198.4%
Selling, general and administrative expenses	291,449	287,963	3,486	1.2%
Restructuring charge	1,557	1,699	(142)	(8.4)%
Impairment of tradenames	12,500	—	12,500	100.0%
Interest expense - Securities lending and loan participations sold	30,669	22,579	8,090	35.8%
Total operating expenses	398,818	357,791	41,027	11.5%
Operating income	93,697	129,084	(35,387)	(27.4)%
Other income (expense):
Interest income	537	1,329	(792)	(59.6)%
Loss from equity investments	(145)	(4,049)	3,904	(96.4)%
Interest expense	(48,537)	(35,130)	(13,407)	38.2%
Income before income taxes	45,552	91,234	(45,682)	(50.1)%
Provision for income taxes	(13,380)	(26,802)	13,422	(50.1)%
Net income	32,172	64,432	(32,260)	(50.1)%
Net loss attributable to noncontrolling interests	(1,382)	(50)	(1,332)	n/m
Net income attributable to B. Riley Financial, Inc.	33,554	64,482	(30,928)	(48.0)%
Preferred stock dividends	3,230	—	3,230	100.0%
Net income available to common shareholders	$30,324	$64,482	$(34,158)	(53.0)%

n/m - Not applicable or not meaningful.

Revenues

The table below and the discussion that follows are based on how we analyze our business.

	Nine Months Ended September 30,
	2020	2019	Change
	Amount	Amount	Amount	%
Revenues - Services and fees:
Capital Markets segment	$280,303	$187,768	$92,535	49.3%
Auction and Liquidation segment	49,340	65,681	(16,341)	-24.9%
Valuation and Appraisal segment	26,112	29,143	(3,031)	-10.4%
Principal Investments - United Online and magicJack segment	63,037	74,383	(11,346)	-15.3%
Brands	11,007	—	11,007	100.0%
Subtotal	429,799	356,975	72,824	20.4%

Revenues - Sale of goods:
Auction and Liquidation segment	23,757	1,230	22,527	n/m
Principal Investments - United Online and magicJack segment	2,718	2,793	(75)	-2.7%
Subtotal	26,475	4,023	22,452	n/m

Trading (losses) income and fair value adjustments on loans
Capital Markets segment	(36,142)	71,730	(107,872)	n/m
Subtotal	(36,142)	71,730	(107,872)	n/m

Interest income - Loans and securities lending:
Capital Markets segment	72,383	54,147	18,236	33.7%
Total revenues	$492,515	$486,875	$5,640	1.2%

n/m - Not applicable or not meaningful.

Total revenues increased approximately $5.6 million to $492.5 million during the nine months ended September 30, 2020 from $486.9 million during the nine months ended September 30, 2019. The increase in revenues during the nine months ended September 30, 2020 was primarily due to increases in revenue from services and fees of $72.8 million, revenues from sales of goods of $22.5 million and interest income - loans and securities lending of $18.2 million, partially offset by a decrease in revenue from trading losses and fair value adjustments on loans of $107.9 million. The increase in revenue from services and fees of $72.8 million during the nine months ended September 30, 2020 was primarily due to increases in revenue of $92.5 million in the Capital Markets segment and $11.0 million in the Brands segment, partially offset by decreases in revenue of $16.3 million in the Auction and Liquidation segment, $3.0 million in the Valuation and Appraisal segment and $11.3 million in the Principal Investments — United Online and magicJack segment.

Revenues from services and fees in the Capital Markets segment increased $92.5 million, to $280.3 million during the nine months ended September 30, 2020 from $187.8 million during the nine months ended September 30, 2019. The increase in revenues was primarily due to increases in revenue of $67.7 million from corporate finance, consulting and investment banking fees, in commissions of $6.0 million and in other income, including investment dividends of $18.3 million.

Revenues from services and fees in the Auction and Liquidation segment decreased $16.3 million to $49.3 million during the nine months ended September 30, 2020 from $65.7 million during the nine months ended September 30, 2019. The decrease in revenues in the Auction and Liquidation segment was primarily due to fewer large retail liquidation engagements during the first half of 2020 and the impact of COVID-19 which resulted in delays and temporary stoppage in certain retail liquidation engagements. In June 2020, a number of retail liquidation engagements resumed as a number of states allowed the reopening of retail stores.

Revenues from services and fees in the Valuation and Appraisal segment decreased $3.0 million to $26.1 million during the nine months ended September 30, 2020 from $29.1 million during the nine months ended September 30, 2019. The decrease in revenues in the Valuation and Appraisal segment is primarily due to a decrease in revenues of $1.3 million for appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors and $1.7 million for appraisal engagements where we provide corporate valuation services and the valuation of machinery and equipment.

Revenues from services and fees in the Principal Investments - United Online and magicJack segment decreased $11.3 million to $63.0 million during the nine months ended September 30, 2020 from $74.4 million during the nine months ended September 30, 2019. The decrease in revenues from services and fees is a result of a decrease in subscription services of $7.8 million and a decrease in advertising licensing and other of $3.6 million. Management expects revenues from the Principal Investments - United Online and magicJack segment to continue to decline year over year.

Revenues from services and fees in the Brands segment were $11.0 million for the nine months ended September 30, 2020. We established the Brands segment in 2019 following the acquisition of a majority interest in BR Brands on October 28, 2019. The primary source of revenue included in this segment is the licensing of trademarks.

Trading (losses) income and fair value adjustments on loans decreased $107.9 million to a loss of $36.1 million for the nine months ended September 30, 2020 from a gain of $71.7 million for the nine months ended September 30, 2019. The $36.1 million loss for the nine months ended September 30, 2020 includes realized and unrealized loss amounts on investments made in our proprietary trading account of $14.3 million and unrealized losses on our loans receivable at fair value of $21.8 million.

Interest income – loans and securities lending increased $18.2 million, to $72.4 million during the nine months ended September 30, 2020 from $54.1 million during the nine months ended September 30, 2019. Interest income from securities lending was $36.9 million and $29.2 million during the nine months ended September 30, 2020 and 2019, respectively. Interest income from loans was $35.4 million and $24.9 million during the nine months ended September 30, 2020 and 2019, respectively. The increase in interest income on loans was primarily due to the increase in lending activities in our Capital Markets segment which included an increase in loans receivable to $344.3 million at September 30, 2020 from $295.9 million at September 30, 2019.

Sale of Goods, Cost of Goods Sold and Gross Margin

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
		Principal			Principal
		Investments -			Investments -
	Auction and	United Online and		Auction and	United Online and
	Liquidation	magicJack		Liquidation	magicJack
	Segment	Segment	Total	Segment	Segment	Total
Revenues - Sale of Goods	$23,757	$2,718	$26,475	$1,230	$2,793	$4,023
Cost of goods sold	9,360	2,082	11,442	992	2,843	3,835
Gross margin on sale of goods	$14,397	$636	$15,033	$238	$(50)	$188

Gross margin percentage	60.6%	23.4%	56.8%	19.3%	(1.8)%	4.7%

Revenues from the sale of goods increased $22.5 million, to $26.5 million during the nine months ended September 30, 2020 from $4.0 million during the nine months ended September 30, 2019. The increase in revenues from sale of goods was primarily attributable to the sale of goods for certain retail liquidation engagements where we acquired the title to inventory goods in Europe and operated the retail stores as part of a going-out-of-business sale. Cost of goods sold for the nine months ended September 30, 2020 was $11.4 million, resulting in a gross margin of 56.8%.

Operating Expenses

Direct Cost of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
		Principal			Principal
		Investments -			Investments -
	Auction and	United Online and		Auction and	United Online and
	Liquidation	magicJack		Liquidation	magicJack
	Segment	Segment	Total	Segment	Segment	Total
Revenues - Services and fees	$49,340	$63,037		$65,681	$74,383
Direct cost of services	36,406	14,795	$51,201	21,584	20,131	$41,715
Gross margin on services and fees	$12,934	$48,242		$44,097	$54,252

Gross margin percentage	26.2%	76.5%		67.1%	72.9%

Total direct costs increased $9.5 million, to $51.2 million during the nine months ended September 30, 2020 from $41.7 million during the nine months ended September 30, 2019. Direct costs of services increased by $14.8 million in the Auction and Liquidation segment and decreased by $5.3 million in the Principal Investments — United Online and magicJack segment. The increase in direct costs in the Auction and Liquidation segment was primarily due to the costs incurred to operate the retail stores where we acquired title to inventory goods in Europe and operated a going-out-of-business sale. The decrease in direct costs in the Principal Investments — United Online and magicJack segment was primarily a result of the sale of a division of magicJack in May of 2019 and reduced costs in magicJack in 2020.

Auction and Liquidation

Gross margin in the Auction and Liquidation segment for services and fees decreased to 26.2% of revenues during the nine months ended September 30, 2020, as compared to 67.1% of revenues during the nine months ended September 30, 2019. The decrease in margin in the Auction and Liquidation segment is due to the costs incurred to operate the retail stores where we acquired title to inventory goods in Europe and operated a going-out-of-business sale.

Principal Investments — United Online and magicJack

Gross margins in the Principal Investments — United Online and magicJack segment increased to 76.5% of revenues during the nine months ended September 30, 2020, as compared to 72.9% of revenues during the nine months ended September 30, 2019. The increase in margin in the Principal Investments — United Online and magicJack segment is primarily due to the sale of a division of magicJack in May of 2019 and declining sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the nine months ended September 30, 2020 and 2019 were comprised of the following:

Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2020		2019		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$207,545	71.3%	$200,414	69.6%	$7,131	3.6%
Auction and Liquidation segment	8,882	3.0%	9,050	3.1%	(168)	(1.9)%
Valuation and Appraisal segment	19,782	6.8%	21,592	7.5%	(1,810)	(8.4)%
Principal Investments - United Online and magicJack segment	22,818	7.8%	28,129	9.8%	(5,311)	(18.9)%
Brands segment	4,350	1.5%	—	0.0%	4,350	100.0%
Corporate and Other segment	28,072	9.6%	28,778	10.0%	(706)	(2.5)%
Total selling, general & administrative expenses	$291,449	100.0%	$287,963	100.0%	$3,486	1.2%

Total selling, general and administrative expenses increased approximately $3.5 million to $291.4 million during the nine months ended September 30, 2020 from $288.0 million for the nine months ended September 30, 2019. The increase of approximately $3.5 million in selling, general and administrative expenses was due to increases of $7.1 million in the Capital Markets segment and $4.4 million in the Brands segment, partially offset by decreases of $0.2 million in the Auction and Liquidation segment, $1.8 million in the Valuation and Appraisal segment and $5.3 million in the Principal Investments — United Online and magicJack segment and $0.7 million in the Corporate and Other segment.

Capital Markets

Selling, general and administrative expenses in the Capital Markets segment increased by $7.1 million to $207.5 million during the nine months ended September 30, 2020 from $200.4 million during the nine months ended September 30, 2019. The increase was primarily due to increases of $15.9 million in payroll and related expenses, partially offset by a decrease of $8.7 million in consulting expenses.

Auction and Liquidation

Selling, general and administrative expenses in the Auction and Liquidation segment decreased by $0.2 million to $8.9 million during the nine months ended September 30, 2020 from $9.1 million during the nine months ended September 30, 2019. The decrease in selling, general and administrative expenses in the Auction and Liquidation segment was primarily due to decreases of $1.5 million in payroll and related expenses and $0.3 million in legal expenses, partially offset by increases of $1.0 million in business development and $0.7 million in losses from foreign currency exchange.

Valuation and Appraisal

Selling, general and administrative expenses in the Valuation and Appraisal segment decreased by $1.8 million to $19.8 million during the nine months ended September 30, 2020 from $21.6 million during the nine months ended September 30, 2019. The decrease in selling, general and administrative expenses in the Valuation and Appraisal segment was primarily due to decreases of $1.3 million in travel and entertainment expenses, $0.3 million in legal expenses and $0.2 million in business development expenses.

Principal Investments — United Online and magicJack

Selling, general and administrative expenses in the Principal Investments — United Online and magicJack segment decreased $5.3 million to $22.8 million for the nine months ended September 30, 2020 from $28.1 million for the nine months ended September 30, 2019. The decrease in selling, general and administrative expenses in the Principal Investments — United Online and magicJack segment is primarily due to decreases of $1.8 million in payroll and related expenses, $1.4 million in legal expenses, $1.0 million in other expenses, $0.3 million in transaction costs, $0.6 million in depreciation and amortization expense and $0.3 million in travel and entertainment expense.

Brands

Selling, general and administrative expenses in the Brands segment was $4.4 million for the nine months ended September 30, 2020. We established the Brands segment in 2019 following the acquisition of a majority equity interest in BR Brands on October 28, 2019.

Corporate and Other

Selling, general and administrative expenses for the Corporate and Other segment decreased approximately $0.7 million to $28.1 million during the nine months ended September 30, 2020 from $28.8 million for the nine months ended September 30, 2019. The decrease of expenses in the Corporate and Other segment for the nine months ended September 30, 2020 was primarily due to a $1.6 million gain on extinguishment of debt, partially offset by an increase of $0.7 million in legal expenses.

Restructuring Charge. Restructuring charges of $1.6 million during the nine months ended September 30, 2020 were primarily related to impairment of certain acquired tradename intangibles associated with the Company’s brand realignment across its subsidiary companies to provide greater external consistency and affiliation. Restructuring charges of $1.7 million during the nine months ended September 30, 2019 were primarily related to severance costs for magicJack employees from a reduction in workforce and lease termination costs in the Principal Investments – United Online and magicJack segment.

Impairment of tradenames. Due to the impact of the COVID-19 outbreak on economic activity and market volatility, we tested our intangible assets as of March 31, 2020 and June 30, 2020 and made the determination that the indefinite-lived tradenames in the Brands segment were impaired and the Company recognized impairment charges of $12.5 million.

Other Income (Expense). Other income included interest income of $0.5 million during the nine months ended September 30, 2020 and $1.3 million during the nine months ended September 30, 2019. Interest expense was $48.5 million during the nine months ended September 30, 2020 compared to $35.1 million during the nine months ended September 30, 2019. The increase in interest expense during the nine months ended September 30, 2020 was primarily due to an increase in interest expense of $15.4 million from the issuance of additional senior notes, partially offset by decreases in interest expense of $1.7 million from the term loan dated December 2018 and our asset based credit facility and other of $0.3 million. Other income in the nine months ended September 30, 2020 also included losses on equity investments of $0.1 million, a decrease from losses from equity investments of $4.0 million in the prior year period.

Income Before Income Taxes. Income before income taxes was $45.6 million during the nine months ended September 30, 2020 compared to income before income taxes of $91.2 million during the nine months ended September 30, 2019. The decrease in income before income taxes was primarily due to increases in operating expenses of $41.0 million and interest expense of $13.4 million, partially offset by increases in revenues of approximately $5.6 million and losses from equity investments of $3.9 million and a decrease in interest income of $0.8 million, as discussed above.

Provision for Income Taxes. Provision for income taxes was $13.4 million during the nine months ended September 30, 2020 compared to $26.8 million during the nine months ended September 30, 2019. The effective income tax rate was 29.4% for both the nine months ended September 30, 2020 and 2019.

Net Loss Attributable to Noncontrolling Interest. Net loss attributable to noncontrolling interests represents the proportionate share of net income generated by BR Brand, 20% of the membership interest of which we do not own and Great American Global Partners, LLC, 50% of the membership interest of which we do not own. The net loss attributable to noncontrolling interests was $1.4 million during the nine months ended September 30, 2020 compared to $0.1 million during the nine months ended September 30, 2019.

Net Income Attributable to the Company. Net income attributable to the Company for the nine months ended September 30, 2020 was $33.6 million, from net income attributable to the Company of $64.5 million for the nine months ended September 30, 2019. The decrease in net income attributable to the Company during the nine months ended September 30, 2020 as compared to the same period in 2019 was primarily due to decreases in operating income of $35.4 million and interest income of $0.8 million and increases in interest expense of $13.4 million and loss attributable to noncontrolling interest of $1.3 million, partially offset by a decreases in loss from equity investments of $3.9 million and provision from income taxes of $13.4 million.

Preferred Stock Dividends. On October 7, 2019, the Company closed its public offering of Depositary Shares, each representing 1/1000th of a share of 6.875% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share. Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July and October. On January 9, 2020, the Company declared a cash dividend representing $0.4296875 per Depositary Share, which was paid on January 31, 2020 to holders of record as of the close of business on January 21, 2020. On April 13, 2020, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on April 30, 2020 to holders of record as of the close of business on April 23, 2020. On July 7, 2020, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on July 31, 2020 to holders of record as of the close of business on July 21, 2020. On October 8, 2020, the Company declared a cash dividend $0.4296875 per Depositary Share, which will be paid on or around October 31, 2020, to holders of record as of the close of business on October 21, 2020.

On September 4, 2020, the Company closed its public offering of Depositary Shares, each representing 1/1000th of a share of 7.375% Series B Cumulative Perpetual Preferred Stock (trading under the NASDAQ symbol “RILYL”), par value $0.0001 per share. Holders of Series B Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July and October. On October 8, 2020, the Company declared a cash dividend $0.29193 per Depositary Share, which will be paid on or around October 31, 2020, to holders of record as of the close of business on October 21, 2020.

Net Income Available to Common Shareholders. Net income available to common shareholders for the nine months ended September 30, 2020 was $30.3 million, from net income available to common shareholders of $64.5 million for the nine months ended September 30, 2019. The decrease in net income available to common shareholders during the nine months ended September 30, 2020 as compared to the same period in 2019 was primarily due to a decreases in operating income of $35.4 million and interest income of $0.8 million and increases in interest expense of $13.4 million, loss attributable to noncontrolling interest of $1.3 million and preferred stock dividends of $3.2 million, partially offset by decreases in loss from equity investments of $3.9 million and provision for income taxes of $13.4 million.

Liquidity and Capital Resources

Our operations are funded through a combination of existing cash on hand, cash generated from operations, borrowings under our senior notes payable, preferred stock issuances, term loan and credit facility, and special purposes financing arrangements.

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

During the nine months ended September 30, 2020 and 2019, we generated net income of $32.2 million and $64.4 million, respectively. Our cash flows and profitability are impacted by the number and size of retail liquidation and capital markets engagements performed on a quarterly and annual basis.

As of September 30, 2020, we had $169.7 million of unrestricted cash and cash equivalents, $1.4 million of restricted cash, $459.5 million of securities and other investments held at fair value, $344.3 million of loans receivable, and $922.1 million of borrowings outstanding. The borrowings outstanding of $922.1 million at September 30, 2020 included (a) $855.0 million of borrowings from the issuance of the series of Senior Notes that are due at various dates ranging from May 31, 2023 to December 31, 2023 with interest rates ranging from 6.375% to 7.5%, (b) $52.5 million term loan borrowed pursuant to the BRPAC Credit Agreement discussed below, (c) $0.7 million of notes payable, and (d) $13.9 million of loan participations sold. We believe that our current cash and cash equivalents, securities and other investments owned, funds available under our asset based credit facility, and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from issuance date of the accompanying financial statements. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and execute on our business plan.

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. On October 28, 2020, the Board of Directors announced an increase to the regular quarterly dividend from $0.30 per share to $0.375 per share. On October 28, 2020, the Company declared a regular quarterly dividend of $0.375 per share, which will be paid on or about November 24, 2020 to stockholders of record as of November 10, 2020. On July 30, 2020, the Board of Directors announced an increase to the regular quarterly dividend from $0.25 per share to $0.30 per share. On July 30, 2020, the Company declared a regular quarterly dividend of $0.30 per share and a special dividend of $0.05 per share which was paid on August 28, 2020 to stockholders of record as of August 14, 2020. On May 8, 2020, we declared a quarterly dividend of $0.25 per share which was paid on June 10, 2020 to stockholders of record as of June 1, 2020. During the year ended December 31, 2019, we paid cash dividends on our common stock of $41.1 million. On March 3, 2020, the Board of Directors announced an increase to the regular quarterly dividend from $0.175 per share to $0.25 per share. While it is the Board’s current intention to make regular dividend payments of $0.30 per share each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

A summary of our common stock dividend activity for the nine months ended September 30, 2020 and the year ended December 31, 2019 was as follows:

			Regular	Special	Total
		Stockholder	Dividend	Dividend	Dividend
Date Declared	Date Paid	Record Date	Amount	Amount	Amount
July 30, 2020	August 28, 2020	August 14, 2020	$0.30	$0.05	$0.35
May 8, 2020	June 10, 2020	June 1, 2020	0.25	0.00	0.25
March 3, 2020	March 31, 2020	March 17, 2020	0.25	0.10	0.35
October 30, 2019	November 26, 2019	November 14, 2019	0.175	0.475	0.650
August 1, 2019	August 29, 2019	August 15, 2019	0.175	0.325	0.500
May 1, 2019	May 29, 2019	May 15, 2019	0.08	0.18	0.26
March 5, 2019	March 26, 2019	March 19, 2019	0.08	0.00	0.08

Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July and October. On January 9, 2020, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on January 31, 2020 to holders of record as of the close of business on January 21, 2020. On April 13, 2020, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on April 30, 2020 to holders of record as of the close of business on April 23, 2020. On July 7, 2020, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on July 31, 2020 to holders of record as of the close of business on July 21, 2020. On October 8, 2020, the Company declared a cash dividend $0.4296875 per Depositary Share, which will be paid on or about October 31, 2020 to holders of record as of the close of business on October 21, 2020.

Holders of Series B Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July and October.  On October 8, 2020, the Company declared a cash dividend $0.29193 per Depositary Share, which will be paid on or about October 31, 2020 to holders of record as of the close of business on October 21, 2020.

Our principal sources of liquidity to finance our business are our existing cash on hand, cash generated from operations, borrowings under our senior notes payable, term loan and credit facility, issuances of common and preferred stock and special purpose financing arrangements.

Cash Flow Summary

	Nine Months Ended
	September 30,
	2020	2019
	(Dollars in thousands)
Net cash provided by (used in):
Operating activities	$86,897	$46,223
Investing activities	(98,546)	(251,444)
Financing activities	77,589	196,184
Effect of foreign currency on cash	407	(183)
Net increase (decrease) in cash, cash equivalents and restricted cash	$66,347	$(9,220)

Cash provided by operating activities was $86.9 million during the nine months ended September 30, 2020 compared to $46.2 million during the nine months ended September 30, 2019. Cash provided by operating activities for the nine months ended September 30, 2020 included net income of $32.2 million adjusted for noncash items of $70.5 million and changes in operating assets and liabilities of $15.7 million. Noncash items of $70.5 million include (a) depreciation and amortization of $14.8 million, (b) share-based compensation of $14.3 million, (c) loss on equity investments of $0.2 million, (d) fair value adjustments of $21.8 million, (e) provision for doubtful accounts of $2.4 million, (f) income allocated for mandatorily redeemable noncontrolling interests of $0.8 million, (g) other non-cash interest and other of $12.9 million, (h) deferred income taxes of $17.3 million, (i) impairment of intangibles and loss on disposal of fixed assets of $14.1 million and (j) gain on extinguishment of debt of $1.6 million.

Cash used in investing activities was $98.5 million during the nine months ended September 30, 2020 compared to cash used in investing activities of $251.4 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, cash used in investing activities consisted of cash used for purchases of loans receivable of $169.1 million, repayments of loan participations sold of $1.1 million, cash used for equity investments of $6.5 million and cash used for acquisition of other businesses of $1.5 million, offset by cash received from loans receivable repayment of $76.0 million, sale of a loan receivable to a related party of $1.8 million, loan participations sold of $2.4 million and dividends from equity investments of $1.0 million. During the nine months ended September 30, 2019, cash used in investing activities consisted of cash used for loans receivable of $350.7 million, cash used for equity investments of $33.4 million, repayments of loan participations sold of $3.2 million, and cash used for purchases of property and equipment of $2.9 million, offset by proceeds from sale of division of magicJack of $6.2 million, cash received from loans receivable repayment of $98.7 million, loan participations sold of $31.8 million, dividends from equity investments of $1.5 million and proceeds from sale of property, equipment and intangible assets of $0.5 million.

Cash provided by financing activities was $77.6 million during the nine months ended September 30, 2020 compared to cash provided by financing activities of $196.2 million during the nine months ended September 30, 2019. During the nine months ended September 30, 2020, cash provided by financing activities primarily consisted of $171.4 million proceeds from issuance of senior notes and $36.0 million proceeds from issuance of preferred stock, offset by (a) $37.1 million used to repay our asset based credit facility, (b) $38.3 million used to repurchase our common stock, (c) $25.8 million used to pay dividends on our common shares, (d) $14.4 million use for repayment on our term loan, (e) $1.8 million used to repurchase our senior notes, (f) $2.8 million used to pay debt issuance costs, (g) $3.0 million distribution to noncontrolling interests, (h) $3.2 million used to pay dividends on our preferred shares (i) $3.0 million used for payment of employment taxes on vesting of restricted stock and (j) $0.4 million used to repay our other notes payable. During the nine months ended September 30, 2019, cash provided by financing activities primarily consisted of $10.0 million proceeds from our term loan, $244.5 million proceeds from issuance of senior notes, offset by (a) $25.0 million used to pay dividends on our common shares, (b) $17.9 million use for repayment on our term loan, (c) $7.1 million used to repurchase our common stock and warrants, (d) $4.2 million used to pay debt issuance costs, (e) $2.6 million used for payment of employment taxes on vesting of restricted stock, (f) $1.1 million distribution to noncontrolling interests, and (g) $0.4 million used to repay our other notes payable.

Credit Agreements

On April 21, 2017, we amended the asset based credit facility agreement (as amended, the “Credit Agreement”) with Wells Fargo Bank to increase the maximum borrowing limit from $100.0 million to $200.0 million. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. The Credit Agreement continues to allow for borrowings under the separate credit agreement (a “UK Credit Agreement”) which was dated March 19, 2015 with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom with borrowings up to 50.0 million British Pounds. Any borrowing on the UK Credit Agreement reduce the availability of the asset based $200.0 million credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. The Credit Agreement continues to include the addition of our Canadian subsidiary, from the October 5, 2016 amendment to the Credit Agreement, to facilitate borrowings to fund retail liquidation transactions in Canada. From time to time, we utilize this credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. Subject to certain limitations and offsets, we are permitted to borrow up to $200.0 million under the credit facility, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect). Borrowings under the credit facility are only made at the discretion of the lender and are generally required to be repaid within 180 days. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related credit agreement. We typically seek borrowings on an engagement-by- engagement basis. The credit agreement governing the credit facility contains certain covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. There was no outstanding balance on this credit facility at September 30, 2020. The outstanding balance on this credit facility was $37.1 million at December 31, 2019. At September 30, 2020, there were no open letters of credit outstanding.

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

Borrowings under the BRPAC Credit Agreement are due in quarterly installments commencing on March 31, 2019 with any remaining amounts outstanding due at maturity. For the $80.0 million loan, quarterly installments from September 30, 2020 to December 31, 2022 are $4.2 million per quarter and from March 31, 2023 to December 31, 2023, the quarterly installments are $2.1 million per quarter. For the $10.0 million loan, quarterly installments from September 30, 2020 to December 31, 2022 are $0.6 million per quarter and from March 31, 2023 to December 31, 2023, the quarterly installments are $0.3 million per quarter. At September 30, 2020 and December 31, 2019, the outstanding balance of the term loan was $52.5 million (net of unamortized debt issuance costs of $0.4 million) and $66.7 million (net of unamortized debt issuance costs of $0.6 million), respectively.

Senior Note Offerings

During the nine months ended September 30, 2020, we issued $39.2 million of senior notes due with maturities dates ranging from May 2023 to December 2027 pursuant to At the Market Issuance Sales Agreements with B. Riley Securities, which governs the program of at-the-market sales of our senior notes. We filed a series of prospectus supplements with the SEC which allowed us to sell these senior notes.

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

During March 2020, we repurchased bonds with an aggregate face value of $3.4 million for $1.8 million resulting in a gain net of expenses of $1.6 million as of September 30, 2020. As part of the repurchase, we paid $30 thousand in interest accrued through the date of each respective repurchase.

At September 30, 2020 and December 31, 2019, the total senior notes outstanding was $854.9 million (net of unamortized debt issue costs of $10.0 million) and $688.1 million (net of unamortized debt issue costs of $8.9 million) with a weighted average interest rate of 6.94% and 7.05%, respectively. Interest on senior notes is payable on a quarterly basis.  Interest expense on senior notes totaled $15.6 million and $11.3 million for the three months ended September 30, 2020 and 2019, respectively and $45.5 million and $30.2 million for the nine months ended September 30, 2020 and 2019, respectively.

On February 14, 2020, we entered into a new At Market Issuance Sales Agreement (the “February 2020 Sales Agreement”) with B. Riley Securities governing a program of at-the-market sales of certain of our senior notes. The most recent sales agreement prospectus was filed by us with the SEC on February 14, 2020 (the “February 2020 Sales Agreement Prospectus”). The Sales Agreement Prospectus allows us to sell up to $150.0 million of certain of our senior notes pursuant to an effective Registration Statement on Form S-3. As of September 30, 2020, we had $148.1 million remaining availability under the February 2020 Sales Agreement.

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

On August 10, 2020, the Company entered into a project specific indemnity rider (the “Indemnity Rider”) in favor of Berkley Insurance Company and/or Berkley Regional Insurance Company (collectively, “Berkley”) to a general agreement of indemnity made by B&W in favor of Berkley (the Indemnity Agreement”). Pursuant to the Indemnity Rider, the Company agreed to indemnify Berkley in connection with a default by B&W under the Indemnity Agreement relating to a $29,970 payment and performance bond issued by Berkley in connection with a construction project undertaken by B&W. In consideration for providing the Indemnity Rider, B&W paid the Company $600 on August 26, 2020.

Franchise Group Commitment Letter and Loan Participant Guaranty

Commitment Letter

On February 14, 2020, affiliates of Franchise Group, Inc. (collectively with all of its affiliates, “FRG”) entered into an ABL Credit Agreement (the “Franchise Credit Agreement”), with GACP Finance Co., LLC (“GACP Finance”) as administrative agent and collateral agent, and the lenders from time to time party thereto, pursuant to which the lenders provided an asset based credit facility to FRG in an aggregate principal amount of $100.0 million. The obligations under the Franchise Credit Agreement were refinanced in full on September 23, 2020 (the “Refinancing”). In connection with the Franchise Credit Agreement, the Company entered into a commitment letter (as amended, the “Commitment Letter”), pursuant to which the Company committed to provide a $100.0 million asset based lending facility to FRG five days prior to the maturity date of the Franchise Credit Agreement if, on or before such date, the obligations under the Franchise Credit Agreement are not refinanced in full. Such commitment terminated upon the consummation of the Refinancing.

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

B. Riley Principal Merger Corp. II LOI Backstop Commitment

B. Riley Principal Merger Corp. II (“BRPM II”) was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. BRPM II entered into an agreement and plan of merger (the “Merger Agreement”) to acquire Eos Energy Storage LLC, a Delaware limited liability company, a privately held company that is not related to the Company (the “Proposed Acquisition”). Closing is subject to certain other conditions, including, among other things, that BRPM II maintain a certain level of cash (before taking into account certain transaction expenses, but after taking into account any redemptions by the BRPM II’s public stockholders) available from the trust account established in connection with the BRPM II IPO and from other equity financing sources.

Except as disclosed above, we have no material obligations, assets or liabilities which would be considered off-balance sheet arrangements and do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

In February 2020, we issued $132.3 million of our 6.375% 2025 Notes, which are due and payable in full on February 28, 2025. As a result, our total senior notes payable increased to $1,161.2 million as of September 30, 2020 and our senior notes payable due in more than 5 years increased to $459.4 million. There were no other material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Interest Rate Risk

Our primary exposure to market risk consists of risk related to changes in interest rates. We utilize borrowings under our senior notes payable and credit facilities to fund costs and expenses incurred in connection with our investments, acquisitions and retail liquidation engagements. Borrowings under our senior notes payable are at fixed interest rates and borrowings under our credit facilities bear interest at a floating rate of interest. We invest in loans receivable that primarily bear interest at floating rates of interest.

The primary objective of our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income we receive from investments without significantly increasing risk. To achieve these objectives, our investments allow us to maintain a portfolio of cash equivalents, short-term investments through a variety of securities owned that primarily includes common stocks, corporate bonds and investments in partnership interests, and loans receivable. Our cash and cash equivalents through September 30, 2020 included amounts in bank checking and liquid money market accounts. We may be exposed to interest rate risk through trading activities in convertible and fixed income securities as well as U.S. Treasury securities, however, based on our daily monitoring of this risk, we believe we currently have limited exposure to interest rate risk in these activities.

Foreign Currency Risk

The majority of our operating activities are conducted in U.S. dollars. Revenues generated from our foreign subsidiaries totaled $44.6 million for the nine months ended September 30, 2020 or 9.1% of our total revenues of $492.5 million during the nine months ended September 30, 2020. The financial statements of our foreign subsidiaries are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive loss. Transaction gains (losses), which were included in our condensed consolidated statements of operations, amounted to gains of $0.4 million and $0.1 million during the nine months ended September 30, 2020 and 2019, respectively. We may be exposed to foreign currency risk; however, our operating results during the nine months ended September 30, 2020 included $44.6 million of revenues from our foreign subsidiaries and a 10% appreciation of the U.S. dollar relative to the local currency exchange rates would result in a $0.7 million increase in our operating income and a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net decrease in our operating income of $0.7 million for the nine months ended September 30, 2020.

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

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that as of September 30, 2020 our disclosure controls and procedures were effective as of such date.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On January 5, 2017, complaints filed in November 2015 and May 2016 naming MLV & Co. (“MLV”), a broker-dealer subsidiary of B. Riley Securities (fka FBR), as a defendant in putative class action lawsuits alleging claims under the Securities Act, in connection with the offerings of Miller Energy Resources, Inc. (“Miller”) have been consolidated. The Master Consolidated Complaint, styled Gaynor v. Miller et al., is pending in the United States District Court for the Eastern District of Tennessee, and, like its predecessor complaints, continues to allege claims under Sections 11 and 12 of the Securities Act against nine underwriters for alleged material misrepresentations and omissions in the registration statement and prospectuses issued in connection with six offerings (February 13, 2013; May 8, 2013; June 28, 2013; September 26, 2013; October 17, 2013 (as to MLV only) and August 21, 2014) with an alleged aggregate offering price of approximately $151,000. The Court ordered mediation before a federal magistrate took place on August 6, 2019, with no resolution. In December 2019, the Court remanded the case to state court. In July 2020, the Company signed a binding term sheet to settle this matter, subject to court approval which is expected to be received by the end of 2020 or in early 2021.

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

B. Riley Financial, Inc.

Date: October 29, 2020	By:	/s/ PHILLIP J. AHN
Name: Phillip J. Ahn
Title: Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)