Form 10-K
period 2020-12-31
B. Riley Financial, Inc.
filed 2021-03-04
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-37503

B. RILEY FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-0223495
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11100 Santa Monica Blvd., Suite 800 Los Angeles, CA	90025
(Address of principal executive offices)	(Zip Code)

(310) 966-1444
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RILY	Nasdaq Global Market
Depositary Shares, each representing a 1/1000th fractional interest in a share of Series A Cumulative Perpetual Preferred Stock	RILYP	Nasdaq Global Market
Depositary Shares, each representing a 1/1000th fractional interest in a 7.375% share of Series B Cumulative Perpetual Preferred Stock	RILYL	Nasdaq Global Market
7.25% Senior Notes due 2027	RILYG	Nasdaq Global Market
7.50% Senior Notes due 2027	RILYZ	Nasdaq Global Market
6.50% Senior Notes due 2026	RILYN	Nasdaq Global Market
6.375% Senior Notes due 2025	RILYM	Nasdaq Global Market
6.75% Senior Notes due 2024	RILYO	Nasdaq Global Market
7.375% Senior Notes due 2023	RILYH	Nasdaq Global Market
6.875% Senior Notes due 2023	RILYI	Nasdaq Global Market
6.00% Senior Notes due 2028	RILYT	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes: ☒ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Market on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $418.1 million. For purposes of this calculation, it has been assumed that all shares of the registrant’s common stock held by directors, executive officers and stockholders beneficially owning ten percent or more of the registrant’s common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

As of February 24, 2021, there were 27,191,092 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

B. RILEY FINANCIAL, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

Item 1. BUSINESS

General

B. Riley Financial, Inc. (NASDAQ: RILY) and its subsidiaries provide collaborative financial services and solutions through several operating subsidiaries including:

●	B. Riley Securities, Inc. (“B. Riley Securities”) is a leading, full service investment bank providing financial advisory, corporate finance, research, securities lending and sales and trading services to corporate, institutional and high net worth individual clients. B. Riley Securities, (fka B. Riley FBR) was formed in November 2017 through the merger of B. Riley & Co, LLC and FBR Capital Markets & Co., which the Company acquired in June 2017.

●	B. Riley Wealth Management, Inc. (“B. Riley Wealth Management”) provides comprehensive wealth management and brokerage services to individuals and families, corporations and non-profit organizations, including qualified retirement plans, trusts, foundations and endowments. B. Riley Wealth Management was formerly Wunderlich Securities, Inc., whose name was changed in June 2018.

●	B. Riley Capital Management, LLC, a Securities and Exchange Commission (“SEC”) registered investment advisor, which includes:

o	B. Riley Asset Management, an advisor to certain private funds and to institutional and high net worth investors.

o	Great American Capital Partners, LLC (“GACP”), the general partner of two private funds, GACP I, L.P. and GACP II, L.P., both direct lending funds managed by WhiteHawk Capital Partners, L.P. pursuant to an investment advisory services agreement, that provide senior secured loans and second lien secured loan facilities to middle market public and private U.S. companies.

●	B. Riley Advisory Services provides expert witness, bankruptcy, financial advisory, forensic accounting, valuation and appraisal, and operations management services.

●	B. Riley Retail Solutions, LLC (fka Great American Group, LLC), a leading provider of asset disposition and auction solutions to a wide range of retail and industrial clients.

●	B. Riley Real Estate works with real estate owners and tenants through all stages of the real estate life cycle. Our real estate advisors advise companies, financial institutions, investors, family offices and individuals on real estate projects worldwide. A core focus of B. Riley real estate is the restructuring of lease obligations in both distressed and non-distressed situations, both inside and outside of the bankruptcy process, on behalf of corporate tenants.

●	B. Riley Principal Investments identifies attractive investment opportunities and aims to deliver financial and operational improvement to its portfolio companies. Our team concentrates on opportunities presented by distressed companies or divisions that exhibit challenging market dynamics. Representative transactions include recapitalization, direct equity investment, debt investment, active minority investment and buyouts. B. Riley Principal Investments seeks to control or influence the operations of our investments to deliver financial and operational improvements that will maximize free cash flow, and therefore, shareholder returns. As part of our principal investment strategy, we acquired United Online, Inc. (“UOL” or “United Online”) on July 1, 2016, magicJack VocalTec Ltd. (“magicJack”) on November 14, 2018 and on November 30, we acquired a 40% equity interest in with Lingo Management, LLC (“Lingo”), with the ability to acquire an additional 40% equity interest therein.

o	UOL is a communications company that offers consumer subscription services and products, consisting of Internet access services and devices under the NetZero and Juno brands primarily sold in the United States.

o	magicJack is a Voice over IP (“VoIP”) cloud-based technology and services communications provider.

o	Lingo is a global cloud/UC and managed service provider.

●	BR Brand Holding, LLC (‘BR Brands’), in which the Company owns a majority interest, provides licensing of certain brand trademarks. BR Brand owns the assets and intellectual property related to licenses of six brands: Catherine Malandrino, English Laundry, Joan Vass, Kensie Girl, Limited Too and Nanette Lepore as well as investments in the Hurley and Justice brands with Bluestar Alliance LLC (“Bluestar”), a brand management company.

We are headquartered in Los Angeles with offices in major cities throughout the United States including New York, Chicago, Boston, Dallas, Memphis, Metro Washington D.C and West Palm Beach.

During the fourth quarter of 2020, the Company realigned its segment reporting structure to reflect organizational management changes. Under the new structure, the valuation and appraisal businesses are reported in the Financial Consulting segment and our bankruptcy, financial advisory, forensic accounting, and real estate consulting businesses that were previously reported in the Capital Markets segment are now reported as a part of the Financial Consulting segment. In conjunction with the new reporting structure, the Company recast its segment presentation for all periods presented.

For financial reporting purposes we classify our businesses into five operating segments: (i) Capital Markets, (ii) Auction and Liquidation, (iii) Financial Consulting, (iv) Principal Investments – United Online and magicJack, and (v) Brands.

Capital Markets Segment. Our Capital Markets segment provides a full array of investment banking, corporate finance, consulting, financial advisory, research, securities lending, wealth management and sales and trading services to corporate, institutional and individual clients. Our corporate finance and investment banking services include merger and acquisitions as well as restructuring advisory services to public and private companies, initial and secondary public offerings, and institutional private placements. In addition, we trade equity securities as a principal for our account, including investments in funds managed by our subsidiaries. Our Capital Markets segment also includes our asset management businesses that manage various private and public funds for institutional and individual investors.

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

Financial Consulting Segment. Our Financial Consulting segment provides services to law firms, corporations, financial institutions, lenders, and private equity firms. These services primarily include bankruptcy, financial advisory, forensic accounting, litigation support, real estate consulting and valuation and appraisal services. Our Financial Consulting segment operates through limited liability companies that are wholly owned or majority owned by us.

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

Recent Developments

On March 1, 2021, the Company announced its intention to redeem at par, and at its option, $128.2 million of senior notes due in February 2027 (“7.50% 2027 Notes”) on March 31, 2021 pursuant to the second supplemental indenture dated May 31, 2017. The total redemption payment will include approximately $1.6 million in accrued interest.

On February 25, 2021, the Company completed the acquisition of National Holdings Corporation (“National”), pursuant to an agreement and plan of merger dated January 10, 2021, following the successful completion of a tender offer commenced by us on January 27, 2021. National is a full-service investment banking and asset management firm that, through its affiliates, provides a range of services including financial advisory, investment banking, institutional sales and trading, equity research, financial planning, market making, tax preparation and insurance to corporations, institutions, high net-worth individuals and retail investors. We previously owned approximately 45% of the common stock of National. National complements our Capital Markets segment, bringing approximately 900 registered representatives managing over $30 billion in assets.

On January 25, 2021, the Company issued $230,000 of senior notes due in January 2028 (“6.0% 2028 Notes”) pursuant to the prospectus supplement dated February 12, 2020. Interest on the 6.0% 2028 Notes is payable quarterly at 6.0%. The 6.0% 2028 Notes are unsecured and due and payable in full on January 31, 2028. In connection with the issuance of the 6.0% 2028 Notes, the Company received net proceeds of $225,746 (after underwriting commissions, fees and other issuance costs of $4,254).

On January 23, 2021, the Company committed up to $400,000,000 aggregate principal amount of unsecured debt financing, consisting of $100,000 of secured debt financing, and $300,000,000 of unsecured debt financing, to affiliates of Franchise Group, Inc. (collectively, “FRG”) in connection with FRG’s acquisition of Pet Supplies Plus.

On January 15, 2021, the Company issued 1,413,045 shares of common stock inclusive of 184,310 shares issued pursuant to the full exercise of the Underwriter’s option to purchase additional shares of common stock at a price of $46.00 per share for net proceeds of approximately $61,370 after underwriting fees and costs.

On November 30, 2020 we closed a recapitalization transaction with Lingo Management, LLC (“Lingo”), a global cloud/UC and managed service provider. Pursuant to the recapitalization, B. Riley purchased Lingo’s existing indebtedness held by affiliates of Garrison Investment Group and converted a portion of such indebtedness into a 40% equity interest in Lingo with the ability to acquire an additional 40% equity interest in consideration for the conversion of an additional portion of such indebtedness.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”).  In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.  Coming into 2021, the full impact of the COVID-19 outbreak continues to evolve, as countries across the world manage repeated waves of the pandemic and vaccines come to market.  The impact of the COVID-19 outbreak on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the success of vaccines in slowing or halting the pandemic.  These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy continue to be highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted, our results of operations, financial position and cash flows may be materially adversely affected.

B. Riley Securities

Investment Banking and Corporate Finance

B. Riley Securities’ investment banking professionals provide equity and debt capital raising, merger and acquisition, financial advisory and restructuring advisory services to both private and publicly traded companies. Those services include follow-on public offerings, debt and equity private placements, debt refinancing, corporate debt and equity security repurchases, and buy-side and sell-side representation, divestitures/carveouts, leveraged buyouts, management buyouts, strategic alternatives reviews, fairness opinions, valuations, return-of-capital advisory, hostile/activist advisory, and options trading programs.

Sales, Trading and Corporate Services

Our sales and trading professionals distribute B. Riley proprietary research products to our institutional investor clients and high net worth individuals. B. Riley Securities sales and trading also sells the securities of companies in which B. Riley Securities acts as an underwriter and executes equity trades on behalf of clients. We maintain active trading relationships with substantially all major institutional money managers. Our equity and fixed income traders make markets in over 1,000 securities. B. Riley Securities also conducts securities lending activities which involves the borrowing and lending of equity and fixed income securities. Our corporate services include retail orders, block trades, Rule 144 transactions, cashless exercise of options, and corporate equity repurchase programs.

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

B. Riley Securities is reported in our Capital Markets segment for financial reporting purposes.

B. Riley Capital Management

We provide investment management services under our subsidiary, B. Riley Capital Management, LLC. The registered investment advisor manages private investment funds, including a fund of funds. All of the funds managed typically invest in both public and private equity and debt. Investors in the various funds include institutional, high net worth, and individual investors. GACP is the general partner of GACP I, L.P. and GACP II, L.P., direct lending funds managed by WhiteHawk Capital Partners, L.P. pursuant to an investment advisory services agreement, that provide senior secured loans and second lien secured loan facilities to middle market public and private U.S. companies.

B. Riley Capital Management is reported in our Capital Markets segment for financial reporting purposes.

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

B. Riley Advisory Services

Financial Advisory Services

B. Riley Advisory Services provides consulting services to shareholders, creditors and companies which includes expert witness, bankruptcy, due diligence, financial advisory, forensic accounting, litigation support, and crisis management. These services are primarily composed of the former Glass Ratner business.

The financial advisory services business of B. Riley Advisory Services compliments the restructuring services provided by B. Riley Securities.

The financial advisory services business of B. Riley Advisory Services is reported in our Financial Consulting segment for financial reporting purposes.

Valuation and Appraisal

Our appraisal teams provide independent appraisals to financial institutions, lenders, private equity firms and other providers of capital for estimated liquidation values of assets. These teams include experts specializing in particular industry niches and asset classes. We provide valuation and appraisal services across five general categories:

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

The valuation and appraisal services business of B. Riley Advisory Services described above is reported in our Financial Consulting segment for financial reporting purposes.

Operations Management Services

Our Operations Management Services teams work with companies to fix troubled operations by improving their profitability, cash flow and enterprise value. Focus areas include due diligence, acquisitions, executive management, launch coordination, lean six sigma design and implementation, purchasing and inventory management, and quality systems. These services are reported in our Financial Consulting segment for financial reporting purposes.

B. Riley Retail Solutions (fka Great American Group)

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

B. Riley Retail Solutions provides the foregoing services to clients on a guarantee, fee or outright purchase basis.

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

The retail store liquidations and wholesale and industrial asset dispositions business of B. Riley Retail Solutions described above is reported in our Auction and Liquidation segment for financial reporting purposes.

B. Riley Real Estate

We work with real estate owners and tenants through all stages of the real estate life cycle. Our real estate advisors advise companies, financial institutions, investors, family offices and individuals on real estate projects worldwide.

Acquisitions and Sales

We engage in a variety of acquisition strategies, including purchasing real estate and mortgages. We provide equity and “rescue” capital and participate in joint ventures.

Auctions

As bankruptcy auction professionals, we represent debtors in lease restructuring and renegotiations and the sale of real property.

Financial Advisory Services

We represent stakeholders in out-of-court restructurings, loan sales, lease renegotiation and restructuring, strategic investing and managing difficult refinancing transactions.

Liquidations and Loan Sales

We execute real estate liquidations and loan sale transactions in various market segments on both the “buy” side and the “sell” side.

Principal Investments and Financing

We maintain strategic relationships with institutional investors and high net worth clients that are seeking real estate investments that are opportunistic, value-added and traditional. Our strategic partners look to us to identify, underwrite, structure and close these principal investment transactions.

B. Riley Real Estate services described above is reported in our Financial Consulting segment for financial reporting purposes.

B. Riley Principal Investments

Principal Investments

B. Riley Principal Investments identifies attractive investment opportunities and aims to deliver financial and operational improvement to its portfolio companies. Our team concentrates on opportunities presented by distressed companies or divisions that exhibit challenging market dynamics. Representative transactions include recapitalization, direct equity investment, debt investment, active minority investment and buyouts. B. Riley Principal Investments seeks to control or influence the operations of our investments to deliver financial and operational improvements that will maximize free cash flow, and therefore, shareholder returns.

Venture Capital

B. Riley Venture Capital invests in late-stage private growth companies with a path towards public markets. We are not a venture fund; rather, investments are made off-balance sheet and syndicated across our institutional, banking and retail client base.

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

Brands

Our brand investment portfolio focuses on generating revenue through the licensing of trademarks. The Company holds a majority ownership interest in BR Brands, which owns the assets and intellectual property related to licenses of six brands: Catherine Malandrino, English Laundry, Joan Vass, Kensie Girl, Limited Too and Nanette Lepore as well as investments in the Hurley and Justice brands with Bluestar. The Company intends to grow licensing revenue from the brand holdings in partnership with Bluestar by leveraging its extensive relationships and strategic partnerships in the retail sector. The Company intends to pursue future acquisitions of consumer brands, intellectual property, trademarks and licenses, and participate in select transactions as an equity owner.

Customers

We serve retail, corporate, capital provider and individual customers across our services lines. The services provided to these customers were under short-term liquidation contracts that generally do not exceed a period of six months. There were no recurring revenues from year-to-year in connection with the services we performed under these contracts.

B. Riley Securities

We are engaged by corporate customers, including publicly held and privately owned companies, to provide investment banking, corporate finance, restructuring advisory, research and sales and trading services. We also provide corporate finance, research, wealth management, and sales and trading services to high net worth individuals. We maintain client relationships with companies in the consumer goods, industrials, energy, financial services, healthcare, real estate, strategy, and technology industries.

B. Riley Capital Management

Investors in the various funds of B. Riley Capital Management include institutional, high net worth, and individual investors.

B. Riley Wealth Management

We act as financial wealth management advisors to individuals, families, small businesses, non-profit organizations, and qualified retirement plans. Our investment services are primarily comprised of asset management services to meet the financial plans, financial goals and needs of our customers. We service our customers through a network of 18 branch offices located in 12 states primarily located in the Mid-west and Southern section of the United States.

B. Riley Advisory Services

We provide specialty financial advisory services to companies, shareholders, creditors and investors on complex business problems and critical board level agenda items including transaction advisory and due diligence, fraud investigations, corporate litigation, business valuations, crisis management and bankruptcy. We provide bankruptcy and restructuring services, forensic accounting and litigation support, valuation services, and real estate consulting. Additionally, we are engaged by financial institutions, lenders, private equity firms and other capital providers, as well as professional service providers, to provide valuation and appraisal services. We have extensive experience in the appraisal and valuation of retail and consumer inventories, wholesale and industrial inventories, machinery and equipment, intellectual property and real estate.

B. Riley Retail Solutions

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

B. Riley Real Estate

Our Real Estate clients include real property owners and tenants in a wide variety of sectors and include both healthy and distressed businesses.

B. Riley Principal Investments

B. Riley Principal Investments serves businesses seeking capital investment, including debt or equity financing.

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

Competition

B. Riley Securities, B. Riley Capital Management, B. Riley Wealth Management and B. Riley Advisory Services

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

Other Business Lines

We also face intense competition in our other service areas. While some competitors are unique to specific service offerings, some competitors cross multiple service offerings. A number of companies provide services or products to the Retail Solutions and real estate markets, and existing and potential clients can, or will be able to, choose from a variety of qualified service providers. Some of our competitors may even be able to offer discounts or other preferred pricing arrangements. In a cost-sensitive environment, such arrangements may prevent us from acquiring new clients or new engagements with existing clients. Some of our competitors may be able to negotiate secure alliances with clients and affiliates on more favorable terms, devote greater resources to marketing and promotional campaigns or to the development of technology systems than us. In addition, new technologies and the expansion of existing technologies with respect to the online auction business may increase the competitive pressures on us. We must also compete for the services of skilled professionals. There can be no assurance that we will be able to compete successfully against current or future competitors, and competitive pressures we face could harm our business, operating results and financial condition.

We face competition for our retail services from traditional liquidators as well as Internet-based liquidators such as overstock.com and eBay. Our wholesale and industrial services competitors include traditional auctioneers and fixed site auction houses that may specialize in particular industries or geographic regions as well as other large, prestigious or well-recognized auctioneers. We also face competition and pricing pressure from the internal remarketing groups of our clients and potential clients and from companies that may choose to liquidate or auction assets and/or excess inventory without assistance from service providers like us. We face competition for our Retail Solutions businesses from large accounting, consulting and other professional service firms as well as other valuation, financial consulting and advisory firms. We face competition for our Real Estate Services from large real estate brokerage and advisory firms.

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

Brands

Our brand investment portfolio competes with companies that own other brands and trademarks, as these companies could enter into similar licensing arrangements with retailers and wholesalers in the United States and internationally. These arrangements could be with our existing retail and wholesale partners, thereby competing with us for consumer attention and limited floor or rack space in the same stores in which our branded products are sold and vying with us for the time and resources of the retailers and wholesale licensees that manufacture and distribute our products. These companies may be able to respond more quickly to changes in retailer, wholesaler and consumer preferences and devote greater resources to brand acquisition, development and marketing. We may not be able to compete effectively against these companies.

Regulation

We are subject to federal and state consumer protection laws, including regulations prohibiting unfair and deceptive trade practices. In addition, numerous states and municipalities regulate the conduct of auctions and the liability of auctioneers. We and/or our auctioneers are licensed or bonded in the following states where we conduct, or have conducted, retail, wholesale or industrial asset auctions: California, Florida, Georgia, Illinois, Massachusetts, Ohio, South Carolina, Texas, Virginia and Washington. In addition, we are licensed or obtain permits in cities and/or counties where we conduct auctions, as required. If we conduct an auction in a state where we are not licensed or where reciprocity laws do not exist, we will work with an auctioneer of record in such state. We and/or our real estate professionals are licensed in Illinois, California, Florida and Georgia. When we conduct real estate activities that require licensure in a state where we are not licensed or where reciprocity laws do not exist, we will work with a broker of record in such state.

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

B. Riley Securities and B. Riley Wealth Management, our broker-dealer subsidiaries, are subject to regulations governing every aspect of the securities business, including the execution of securities transactions; capital requirements; record-keeping and reporting procedures; relationships with customers, including the handling of cash and margin accounts; the experience of and training requirements for certain employees; and business interactions with firms that are not members of regulatory bodies.

B. Riley Securities and B. Riley Wealth Management are registered as securities broker-dealers with the SEC and are members of FINRA. FINRA is a self-regulatory body composed of members such as our broker-dealer subsidiaries that have agreed to abide by the rules and regulations of FINRA. FINRA may expel, fine and otherwise discipline member firms and their employees. B. Riley Securities and B. Riley Wealth Management are licensed as broker-dealers in all 50 states in the U.S., requiring us to comply with the laws, rules and regulations of each such state. Each state may revoke the license to conduct securities business, fine and otherwise discipline broker-dealers and their employees. We are also registered with NASDAQ and must comply with its applicable rules.

B. Riley Securities and B. Riley Wealth Management are also subject to the SEC’s Uniform Net Capital Rule, Rule 15c3-1, which may limit our ability to make withdrawals of capital from our broker-dealer subsidiaries. The Uniform Net Capital Rule sets the minimum level of net capital a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid. In addition, B. Riley Securities and B. Riley Wealth Management are subject to certain notification requirements related to withdrawals of excess net capital.

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

Human Capital

As of December 31, 2020, we had 996 full time employees who comprise diverse a team, including seasoned experts in our various lines of business. Since our inception, our human capital focus has been to gather top talent, with the expertise to lead in every sector, creating a group of collaborative, innovative and independent thinkers who adopt a unique approach to serving our clients and customers. Management appreciates, and never takes for granted, that without the expertise and dedication of our talented professionals, our firm would cease to exist. In that regard, we are dedicated to our people above all else. We have made a commitment to provide the direction, support and resources needed for our team members to succeed both professionally and personally.

An entrepreneurial spirit is the epitome of the B. Riley culture. We thrive in a collaborative environment and our culture is one that empowers the individual to grow and succeed through mentorship and that celebrates successes. We work to attract talent that will mesh with our entrepreneurial, collaborative, and fast-passed environment. Junior staff members have a unique opportunity to learn at a rapid pace from accessible leaders who are all recognized experts across several practices and sectors.

In 2019, we launched our Ambassador program to help build intra and inter-organizational relationships, facilitate collaborative knowledge sharing, and to identify and support emerging leaders. Each of our major functional groups hand-pick rising stars to serve as the “face” of that group. Ambassadors are selected based on their demonstration that they are highly motivated for growth at the firm. This leadership development program is one example of how we work to provide development opportunities to our employees and expand their networks within the B. Riley platform.

We strive to attract a diverse group of candidates within our firm and support the expansion of diversity within the industries in which we operate. By participating in targeted job fairs and similar events we seek out diverse talent to recruit to our firm. We partner with a nonprofit foundation to develop industry education programs that support developing diverse leaders as they prepare to embark upon their careers, and we look forward to expanding our efforts.

We offer competitive compensation and benefits to support our employees’ wellbeing and reward strong performance. Our pay for performance compensation philosophy is designed to reward employees for achievement and to align employee interests with the firm’s long-term growth. Our benefits program includes healthcare, wellness initiatives, retirement offerings, paid time off and flexible leave arrangements. We also offer all employees access to our employee assistance program, and support flexible employment arrangements, such as remote work that empower individuals to pursue a work/life balance model that provides personal flexibility while supporting high level of productivity and client service.

Workplace health and safety is a vital aspect of running our business. We believe that safety must always be an integral part of any function or service performed, and the protection of our employees, visitors and event attendees is our utmost priority. We have a business continuity plan in place that allow us to respond to threats to our health and safety, while ensuring that we can continue to provide quality service to our clients and shareholders at all times. During the COVID-19 pandemic that erupted in early 2020, we adopted a work-from-home policy for our professionals designed to safeguard our employees’ health and safety without a disruption to client service.

Available Information

We were incorporated in Delaware in May 2009. We maintain a website at www.brileyfin.com. The information on our website is not a part of, or incorporated in, this Annual Report. We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, among other reports and filings, with the SEC, and make available, free of charge, on or through our website, such reports and filings and amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The public may obtain copies of these reports and filings and any amendments thereto at the SEC’s Internet site, www.sec.gov. Our Board has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. The Code of Business Conduct and Ethics is available for review on our website at http://ir.brileyfin.com/corporate-governance. Each of our directors, employees and officers, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, and all of our other principal executive officers, are required to comply with the Code of Business Conduct and Ethics. Any changes to or waiver of our Code of Business Conduct and Ethics for senior financial officers, executive officers or Directors will be posted on that website.

Item 1A. Risk Factors.

Given the nature of our operations and services we provide, and as described in more detail below, a wide range of factors could materially affect our operations and profitability. The risks and uncertainties described below are not the only risks and uncertainties facing us. Additional risks and uncertainties not presently known or that are currently considered to be immaterial may also materially and adversely affect our business operations or stock price.

Summary Risk Factors

Some of the factors that could materially and adversely affect our business, financial condition, results of operations and cash flows include, but are not limited to, the following:

●	Our revenues and results of operations are volatile and difficult to predict.

●	Conditions in the financial markets and general economic conditions, including the ongoing COVID-19 pandemic, have impacted and may continue to impact our ability to generate business and revenues, which may cause significant fluctuations in our stock price.

●	Our exposure to legal liability is significant and could lead to substantial damages.

●	Financial services firms have been subject to increased scrutiny over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.

●	Our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our financial condition, results of operations and business and the price of our common stock and other securities.

●	We may enter into new lines of business, make strategic investments or acquisitions or enter into joint ventures, each of which may result in additional risks and uncertainties for our business.

●	Our corporate finance and strategic advisory engagements are singular in nature and do not generally provide for subsequent engagements.

●	We have made and may make Principal Investments in relatively high-risk, illiquid assets that often have significantly leveraged capital structures, and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal amount we invest in these activities.

●	We are exposed to credit risk from a variety of our activities, including loans, lines of credit, guarantees and backstop commitments, and we may not be able to fully realize the value of the collateral securing certain of our loans.

●	We may incur losses as a result of “guarantee” based engagements that we enter into in connection with our Auction and Liquidation solutions business.

●	We depend on financial institutions as primary clients for our Financial Consulting business. Consequently, the loss of any financial institutions as clients may have an adverse impact on our business.

●	The asset management business is intensely competitive.

●	Poor investment performance may decrease assets under management and reduce revenues from and the profitability of our asset management business.

●	UOL competes against large companies, many of whom have significantly more financial and marketing resources, and our business will suffer if we are unable to compete successfully.

●	Dial-up and DSL pay accounts may decline faster than expected and adversely impact our business.

●	magicJack may face difficulty in attracting new customers, and if we fail to attract new customers, our business and results of operations may suffer.

●	magicJack’s products must comply with various domestic and international regulations and standards and failure to do so could have an adverse effect on our business, operating results and financial condition.

●	magicJack’s emergency and E911 calling services are different from those offered by traditional wireline telephone companies and may expose us to significant liability.

●	The failure of our licensees to sell products that generate royalties to us, to pay us royalties pursuant to their license agreements with us, or to renew these agreements could negatively affect our results of operations and financial condition.

●	We operate in highly competitive industries. Some of our competitors may have certain competitive advantages, which may cause us to be unable to effectively compete with or gain market share from our competitors.

●	Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

●	Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control and could also limit the market price of our stock.

●	Because of their significant stock ownership, some of our existing stockholders will be able to exert control over us and our significant corporate decisions.

●	Our common stock price may fluctuate substantially, and your investment could suffer a decline in value.

●	We may not pay dividends regularly or at all in the future.

●	Our level of indebtedness, and restrictions under such indebtedness, could adversely affect our operations and liquidity.

Risks Related to Global and Economic Conditions

Our revenues and results of operations are volatile and difficult to predict.

Our revenues and results of operations fluctuate significantly from quarter to quarter, due to a number of factors. These factors include, but are not limited to, the following:

●	Our ability to attract new clients and obtain additional business from our existing client base;

●	The number, size and timing of mergers and acquisition transactions, capital raising transactions and other strategic advisory services where we act as an adviser on our Auction and Liquidation and investment banking engagements;

●	The extent to which we acquire assets for resale, or guarantee a minimum return thereon, and our ability to resell those assets at favorable prices;

●	Variability in the mix of revenues from the Auction and Liquidation and Financial Consulting businesses;

●	The rate of decline we experience from our dial-up and DSL Internet access pay accounts in our UOL business as customers continue to migrate to broadband access which provides faster Internet connection and download speeds offered by our competitors;

●	The rate of growth of new service areas;

●	The types of fees we charge clients, or other financial arrangements we enter into with clients; and

●	Changes in general economic and market conditions, including the effects of the ongoing COVID-19 pandemic, or an outbreak of another highly infectious or contagious disease.

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

Volatility in the business environment in the industries in which our clients operate or in the market for securities of companies within these industries could adversely affect our financial results and the market value of our common stock. The business environment for companies in some of these industries has been subject to high levels of volatility in recent years, and our financial results have consequently been subject to significant variations from year to year. For example, the consumer goods and services sectors are subject to consumer spending trends, which have been volatile, to mall traffic trends, which have been down, to the availability of credit, and to broader trends such as the rise of Internet retailers. Most recently, the consumer goods and services sector has been severely impacted by the ongoing COVID-19 pandemic, which has resulted in mandatory store closures of uncertain duration due to social distancing measures, stay-at-home work restrictions and the closing of non-essential businesses imposed to control the pandemic. Emerging markets have driven the growth of certain consumer companies but emerging market economies are fragile, subject to wide swings in GDP, and subject to changes in foreign currencies. The technology industry has been volatile, driven by evolving technology trends, by technological obsolescence, by enterprise spending, and by changes in the capital spending trends of major corporations and government agencies around the world.

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

Risks Related to Legal Liability, Risk Management, Finance and Accounting

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

Risks Related to Our Capital Markets Activities

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

Our broker-dealer subsidiaries, are subject to the net capital requirements of the SEC, FINRA, and various self-regulatory organizations of which they are members. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Failure to maintain the required net capital may subject a firm to limitation of its activities, including suspension or revocation of its registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies, and ultimately may require its liquidation. Failure to comply with the net capital rules could have material and adverse consequences, such as:

●	limiting our operations that require intensive use of capital, such as underwriting or trading activities; or

●	restricting us from withdrawing capital from our subsidiaries, when our broker-dealer subsidiaries have more than the minimum amount of required capital. This, in turn, could limit our ability to implement our business and growth strategies, pay interest on and repay the principal of our debt and/or repurchase our shares.

In addition, a change in the net capital rules or the imposition of new rules affecting the scope, coverage, calculation, or amount of net capital requirements, or a significant operating loss or any large charge against net capital, could have similar adverse effects.

Furthermore, our broker-dealer subsidiaries are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from it to B. Riley Financial, Inc. As a holding company, B. Riley Financial, Inc. depends on dividends, distributions and other payments from its subsidiaries to fund dividend payments, if any, and to fund all payments on its obligations, including debt obligations. As a result, regulatory actions could impede access to funds that B. Riley Financial, Inc. needs to make payments on obligations, including debt obligations, or dividend payments. In addition, because B. Riley Financial, Inc. holds equity interests in the firm’s subsidiaries, its rights as an equity holder to the assets of these subsidiaries may not materialize, if at all, until the claims of the creditors of these subsidiaries are first satisfied.

Risks Related to our Principal Investments Activities

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

We are exposed to credit risk from a variety of our activities, including loans, lines of credit, guarantees and backstop commitments, and we may not be able to fully realize the value of the collateral securing certain of our loans.

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

Risks Related to our Auction and Liquidation Activities

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

While we expect that our Auction and Liquidation services business will experience increased demand in the medium to long term as a result of business disruptions due to the ongoing COVID-19 pandemic, restrictions limiting travel, public gatherings and requiring store closures due to social distancing measures imposed to control the pandemic has temporarily limited our ability to conduct auctions and liquidations. We cannot predict when these restrictions will be relaxed or lifted or the extent to which such restrictions will materially and negatively affect our auction and liquidation businesses.

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

Risks Related to Our Financial Consulting Activities

We depend on financial institutions as primary clients for our Financial Consulting business. Consequently, the loss of any financial institutions as clients may have an adverse impact on our business.

A majority of the revenue from our Financial Consulting business is derived from engagements by financial institutions. As a result, any loss of financial institutions as clients of our valuation and advisory services, whether due to changing preferences in service providers, failures of financial institutions or mergers and consolidations within the finance industry, could significantly reduce the number of existing, repeat and potential clients, thereby adversely affecting our revenues. In addition, any larger financial institutions that result from mergers or consolidations in the financial services industry could have greater leverage in negotiating terms of engagements with us, or could decide to internally perform some or all of the Financial Consulting services which we currently provide to one of the constituent institutions involved in the merger or consolidation or which we could provide in the future. Any of these developments could have a material adverse effect on our Financial Consulting business.

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

Risks Related to our Asset Management Business

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

GACP I., L.P. and GACP II, L.P., both direct lending funds of which our wholly owned subsidiary GACP is the general partner, and which are managed by WhiteHawk Capital Partners, L.P. pursuant to an investment advisory services agreement are may invest in secured debt issued by companies that have or may incur additional debt that is senior to the secured debt owned by the fund. In the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of any such company, the owners of senior secured debt (i.e., the owners of first priority liens) generally will be entitled to receive proceeds from any realization of the secured collateral until they have been reimbursed. At such time, the owners of junior secured debt (including, in certain circumstances, the fund) will be entitled to receive proceeds from the realization of the collateral securing such debt. There can be no assurances that the proceeds, if any, from the sale of such collateral would be sufficient to satisfy the loan obligations secured by subordinate debt instruments. To the extent that the fund owns secured debt that is junior to other secured debt, the fund may lose the value of its entire investment in such secured debt.

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

Risks Related to Our United Online and magicJack Businesses

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

Many factors out of our control could interfere with our ability to market, license, implement or support magicJack products with any of our channels, which in turn could harm our business. These factors include, but are not limited to, a change in the business strategy of magicJack’s channels, the introduction of competitive product offerings by other companies that are sold through one or more of its channels, potential contract defaults by one or more of its channels, bankruptcy of one or more distribution channel, or changes in ownership or management of one or more of its channels. For example, in February 2015, RadioShack Corporation, one of magicJack’s retail customers, filed a voluntary petition in bankruptcy court. magicJack was owed $1.3 million by RadioShack which it did not collect and sales to RadioShack were ceased to limit exposure. magicJack made limited sales to the RadioShack entity that emerged from the bankruptcy proceedings and terminated its relationship with that entity effective as of October 27, 2016. Some of magicJack’s competitors may have stronger relationships with its channels than magicJack does or offer more favorable terms with respect to their products, and magicJack has limited control, if any, as to whether those channels implement its products rather than its competitors’ products or whether they devote resources to market and support its competitors’ products rather than its offerings. If magicJack fails to maintain relationships with these channels, fails to develop new channels, fails to effectively manage, train, or provide incentives to existing channels or if these channels are not successful in their sales efforts, sales of magicJack’s products may decrease and our operating results would suffer. The independent retailers we rely on may be impacted by the ongoing COVID-19 pandemic, which has resulted in mandatory store closures of uncertain duration due to social distancing measures imposed to control the pandemic and they may be limited in their ability to sell magicJack devices to customers.

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

Risks Related to Our Brand Portfolio

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

The consumer goods and services sector has been severely impacted by the ongoing COVID-19 pandemic, which has resulted in mandatory store closures of uncertain duration due to social distancing measures imposed to control the pandemic and our licensees may have difficulty selling their merchandise and meeting their financial obligations to us.

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

Risks Related to Competition

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

We also compete with other providers of valuation and advisory services. Competitive pressures within the Financial Consulting and other Advisory Services and real estate services markets, including a decrease in the number of engagements and/or a decrease in the fees which can be charged for these services, could affect revenues from our Financial Consulting and other Advisory Services and real estate services as well as our ability to engage new or repeat clients. We believe that given the relatively low barriers to entry in the Financial Consulting and other Advisory Services and real estate services markets, these markets may become more competitive as the demand for such services increases.

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

Risks Related to Data Security

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

Risks Related to our Securities and Ownership

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

Our executive officers, directors and their affiliates own or control, in the aggregate, approximately 27.5% of our outstanding common stock as of December 31, 2020. In particular, our Chairman and Co-Chief Executive Officer, Bryant R. Riley, owns or controls, in the aggregate, 5,383,368 shares of our common stock or 20.9% of our outstanding common stock as of December 31, 2020. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Our senior notes include: (a) the 6.875% 2023 Notes with an aggregate principal amount of approximately $115.2 million; (b) the 7.375% 2023 Notes with an aggregate principal amount of approximately $137.5 million, (c) the 7.25% 2027 Notes with an aggregate principal amount of $122.8 million; (d) the 7.50% 2027 Notes with an aggregate principal amount of $128.2 million; (e) the 6.75% 2024 Notes with an aggregate principal amount of approximately $111.2 million; (f) the 6.50% 2026 Notes with an aggregate principal amount of approximately $134.7 million; (g) the 6.375% 2025 Notes with an aggregate principal amount of approximately $130.9 million and (h) the 6.00% 2028 Notes with an aggregate principal amount of approximately $230.0 million. The Company periodically enters into At Market Issuance Sales Agreements with B. Riley Securities. Most recently, the Company entered into the February 2020 Sales Agreement on February 14, 2020. The most recent sales agreement prospectus was filed by us with the SEC on January 28, 2021 (the “January 2021 Sales Agreement Prospectus”). Pursuant to the February 2020 Sales Agreement, the Company may sell from time to time, at the Company’s option, up to the aggregate principal amount of $150,000,000 of the 7.50% 2027 Notes, 7.25% 2027 Notes, 7.375% 2023 Notes, 6.875% 2023 Notes, 6.75% 2024 Notes, 6.50% 2026 Notes, 6.375% 2025 Notes and Depositary Shares. At December 31, 2020, the Company had $132,697 million available for offer and sale pursuant to the February 2020 Sales Agreement.

On December 19, 2018, BRPI Acquisition Co LLC (“BRPAC”), a Delaware limited liability company, UOL, and YMAX Corporation, a Delaware corporation (collectively, the “Borrowers”), indirect wholly owned subsidiaries of ours, in the capacity of borrowers, entered into a credit agreement with the Banc of California, N.A. in the capacity as agent and lender and with the other lenders party thereto (the “BRPAC Credit Agreement”). Under the BRPAC Credit Agreement, we borrowed $80.0 million due December 19, 2023. Pursuant to the terms of the BRPAC Credit Agreement, we may request additional optional term loans in an aggregate principal amount of up to $10.0 million at any time prior to the first anniversary of the agreement date. On February 1, 2019, the Borrowers entered into the First Amendment to Credit Agreement and Joinder with City National Bank as a new lender in which the new lender extended to Borrowers the additional $10.0 million as further discussed in Note 9 to the accompanying financial statements. On December 31, 2020, the Borrowers entered into the Second Amendment to Credit Agreement pursuant to which, among other things, we borrowed an additional $75.0 million term loan, the proceeds of which the Borrowers’ will use to repay the outstanding principal amount of the existing term loans and optional loans and for other general corporate purposes. In April 2017, we amended our Credit Agreement with Wells Fargo Bank (the “Wells Fargo Credit Agreement”) to increase our retail liquidation line of credit from $100 million to $200 million.

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

The 7.25% 2027 Notes are quoted on Nasdaq under the symbol “RILYG,” the 7.50% 2027 Notes are quoted on Nasdaq under the symbol “RILYZ,” the 7.375% 2023 Notes are quoted on Nasdaq under the symbol “RILYH,” the 6.875% 2023 Notes are quoted on Nasdaq under the symbol “RILYI,” the 6.75% 2024 Notes are quoted on Nasdaq under the symbol “RILYO,” the 6.50% 2026 Notes are quoted on Nasdaq under the symbol “RILYN,” the 6.375% 2025 Notes are quoted on Nasdaq under the symbol “RILYM” and the 6.00% 2028 Notes are quoted on Nasdaq under the symbol “RILYT”. We cannot provide any assurances that an active trading market will develop for our senior notes or that our senior note holders will be able to sell their senior notes. If the senior notes are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. Accordingly, we cannot assure our senior note holders that a liquid trading market will develop for our senior notes, that our senior note holders will be able to sell our senior notes at a particular time or that the price our senior note holders receive when they sell will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for our senior notes may be harmed. Accordingly, our senior note holders may be required to bear the financial risk of an investment in our senior notes for an indefinite period of time.

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

The rating for the 7.25% 2027 Notes, 7.375% 2023 Notes, 6.875% 2023 Notes, 6.75% 2024 Notes, 6.50% 2026 Notes, 6.375% 2025 Notes or 6.00% 2028 Notes could at any time be revised downward or withdrawn entirely at the discretion of the issuing rating agency.

We have obtained a rating for the 7.25% 2027 Notes, 7.375% 2023 Notes, 6.875% 2023 Notes, 2024 Notes, 2026 Notes, 2025 Notes and 2028 Notes (collectively, the “Rated Notes”). Ratings only reflect the views of the issuing rating agency or agencies and such ratings could at any time be revised downward or withdrawn entirely at the discretion of the issuing rating agency. A rating is not a recommendation to purchase, sell or hold any of the Rated Notes. Ratings do not reflect market prices or suitability of a security for a particular investor and the rating of the Rated Notes may not reflect all risks related to us and our business, or the structure or market value of the Rated Notes. We may elect to issue other securities for which we may seek to obtain a rating in the future. If we issue other securities with a rating, such ratings, if they are lower than market expectations or are subsequently lowered or withdrawn, could adversely affect the market for or the market value of the Rated Notes.

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

The Existing Preferred Stock and the Depositary Shares rank junior to all of the Company’s indebtedness and other liabilities and are effectively junior to all indebtedness and other liabilities of the Company’s subsidiaries.

In the event of a bankruptcy, liquidation, dissolution or winding-up of the affairs of the Company, the Company’s assets will be available to pay obligations on the 6.875% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) and the 7.375% Series B Cumulative Perpetual Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Existing Preferred Stock”), which ranks in parity with the Series A Preferred Stock, only after all of the Company’s indebtedness and other liabilities have been paid. The rights of holders of the Existing Preferred Stock to participate in the distribution of the Company’s assets will rank junior to the prior claims of the Company’s current and future creditors and any future series or class of preferred stock the Company may issue that ranks senior to the Existing Preferred Stock. In addition, the Existing Preferred Stock effectively ranks junior to all existing and future indebtedness and other liabilities of (as well as any preferred equity interests held by others in) the Company’s existing subsidiaries and any future subsidiaries. The Company’s existing subsidiaries are, and any future subsidiaries would be, separate legal entities and have no legal obligation to pay any amounts to the Company in respect of dividends due on the Existing Preferred Stock. If the Company is forced to liquidate its assets to pay its creditors, the Company may not have sufficient assets to pay amounts due on any or all of the Existing Preferred Stock then outstanding. The Company and its subsidiaries have incurred and may in the future incur substantial amounts of debt and other obligations that will rank senior to the Existing Preferred Stock. The Company may incur additional indebtedness and become more highly leveraged in the future, which could harm the Company’s financial position and potentially limit cash available to pay dividends. As a result, the Company may not have sufficient funds remaining to satisfy its dividend obligations relating to the Existing Preferred Stock if the Company incurs additional indebtedness.

Future offerings of debt or senior equity securities may adversely affect the market price of the Depositary Shares. If the Company decides to issue debt or senior equity securities in the future, it is possible that these securities will be governed by an indenture or other instrument containing covenants restricting the Company’s operating flexibility. Additionally, any convertible or exchangeable securities that the Company issues in the future may have rights, preferences and privileges more favorable than those of the Existing Preferred Stock and may result in dilution to owners of the Depositary Shares. The Company and, indirectly, the Company’s shareholders, will bear the cost of issuing and servicing such securities. Because the Company’s decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond the Company’s control, the Company cannot predict or estimate the amount, timing or nature of the Company’s future offerings. Thus, holders of the Depositary Shares will bear the risk of the Company’s future offerings reducing the market price of the Depositary Shares and diluting the value of their holdings in the Company.

The Company may issue additional shares of the Existing Preferred Stock and additional series of preferred stock that rank on a parity with the Existing Preferred Stock as to dividend rights, rights upon liquidation or voting rights.

The Company is allowed to issue additional shares of Existing Preferred Stock and additional series of preferred stock that would rank on a parity with the Existing Preferred Stock as to dividend payments and rights upon the Company’s liquidation, dissolution or winding up of the Company’s affairs pursuant to the Company’s articles of incorporation and the certificate of designation for the Existing Preferred Stock without any vote of the holders of the Existing Preferred Stock. The Company’s articles of incorporation authorize the Company to issue up to 1,000,000 shares of preferred stock in one or more series on terms determined by the Company’s Board of Directors. Prior to the issuance of Series A Preferred Stock, the Company had no outstanding series of preferred stock. However, the use of depositary shares enables the Company to issue significant amounts of preferred stock, notwithstanding the number of shares authorized by the Company’s articles of incorporation. The issuance of additional shares of Existing Preferred Stock and additional series of parity preferred stock could have the effect of reducing the amounts available to the Existing Preferred stockholders upon the Company’s liquidation or dissolution or the winding up of the Company’s affairs. It also may reduce dividend payments on the Existing Preferred Stock issued and outstanding if the Company does not have sufficient funds to pay dividends on all Existing Preferred Stock outstanding and other classes of stock with equal priority with respect to dividends.

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

The voting rights of holders of Depositary Shares will be limited. The Company’s common stock is the only class of the Company’s securities that carries full voting rights. Voting rights for holders of Depositary Shares will exist primarily with respect to the ability to elect (together with the holders of other outstanding series of the Company’s preferred stock, or Depositary Shares representing interests in the Company’s preferred stock, or additional series of preferred stock the Company may issue in the future and upon which similar voting rights have been or are in the future conferred and are exercisable) two additional directors to the Company’s Board of Directors in the event that six quarterly dividends (whether or not declared or consecutive) payable on the Existing Preferred Stock are in arrears, and with respect to voting on amendments to the Company’s articles of incorporation or certificate of designation (in some cases voting together with the holders of other outstanding series of the Company’s preferred stock as a single class) that materially and adversely affect the rights of the holders of Depositary Shares (and other series of preferred stock, as applicable) or create additional classes or series of the Company’s stock that are senior to the Existing Preferred Stock, provided that in any event adequate provision for redemption has not been made. Other than the limited circumstances described in this prospectus supplement, holders of Depositary Shares will not have any voting rights.

The Depositary Shares have not been rated.

The Existing Preferred Stock and the Depositary Shares have not been rated and may never be rated. It is possible, however, that one or more rating agencies might independently decide to assign a rating to the Depositary Shares or that the Company may elect to obtain a rating of the Depositary Shares in the future. Furthermore, the Company may elect to issue other securities for which the Company may seek to obtain a rating. If any ratings are assigned to the Depositary Shares in the future or if the Company issues other securities with a rating, such ratings, if they are lower than market expectations or are subsequently lowered or withdrawn, could adversely affect the market for, or the market value of, the Depositary Shares.

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

The conversion feature may not adequately compensate the holders, and the conversion and redemption features of the Existing Preferred Stock and the Depositary Shares may make it more difficult for a party to take over the Company and may discourage a party from taking over the Company.

Upon the occurrence of a Delisting Event or Change of Control (each as defined in the certificate of designation for each series of the Existing Preferred Stock, respectively), holders of the Depositary Shares will have the right (unless, prior to the Delisting Event Conversion Date or Change of Control Conversion Date (each as defined in the certificate of designation for each series of the Existing Preferred Stock, respectively), as applicable, the Company has provided or provide notice of the Company’s election to redeem such series of Existing Preferred Stock) to direct the depositary to convert some or all of such series of Existing Preferred Stock underlying their Depositary Shares into the Company’s common stock (or equivalent value of alternative consideration), and under these circumstances the Company will also have a special optional redemption right to redeem such series of Existing Preferred Stock. Upon such a conversion, the holders will be limited to a maximum number of shares of the Company’s common stock equal to the Share Cap (as defined in the certificate of designation for each series of the Existing Preferred Stock, respectively) multiplied by the number of shares of such series of Existing Preferred Stock converted. If the Common Stock Price is less than $11.49 in the case of the Series A Preferred Stock (which is approximately 50% of the closing sale price per share of the Company’s common stock on October 1, 2019) or $13.39 in the case of the Series B Preferred Stock (which is approximately 50% of the closing sale price per share of the Company’s common stock on August 31, 2020), subject to adjustment, the holders will receive a maximum number of shares of the Company’s common stock per depositary share, which may result in a holder receiving value that is less than the liquidation preference of the Depositary Shares. In addition, those features of the Existing Preferred Stock and Depositary Shares may have the effect of inhibiting a third party from making an acquisition proposal for the Company or of delaying, deferring or preventing a change of control of the Company under circumstances that otherwise could provide the holders of the Company’s common stock and Depositary Shares with the opportunity to realize a premium over the then-current market price or that shareholders may otherwise believe is in their best interests.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our headquarters are located in Los Angeles, California in a leased facility. We believe that our existing facilities are suitable and adequate for the business conducted therein, appropriately used and have sufficient capacity for their intended purpose.

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

On January 5, 2017, complaints filed in November 2015 and May 2016 naming MLV & Co. (“MLV”), a broker-dealer subsidiary of B. Riley Securities (fka FBR), as a defendant in putative class action lawsuits alleging claims under the Securities Act, in connection with the offerings of Miller Energy Resources, Inc. (“Miller”) have been consolidated. The Master Consolidated Complaint, styled Gaynor v. Miller et al., is pending in the United States District Court for the Eastern District of Tennessee, and, like its predecessor complaints, continues to allege claims under Sections 11 and 12 of the Securities Act against nine underwriters for alleged material misrepresentations and omissions in the registration statement and prospectuses issued in connection with six offerings (February 13, 2013; May 8, 2013; June 28, 2013; September 26, 2013; October 17, 2013 (as to MLV only) and August 21, 2014) with an alleged aggregate offering price of approximately $151,000. The Court ordered mediation before a federal magistrate took place on August 6, 2019, with no resolution. In December 2019, the Court remanded the case to state court. In July 2020, the Company signed a binding term sheet to settle this matter, subject to court approval which is expected to be received in early 2021. An accrual for the settlement is included in the accompanying consolidated financial statements.

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

As of February 24, 2021, there were approximately 129 holders of record of our Common Stock. This number does not include beneficial owners holding shares through nominees or in “street” name.

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

Share Performance Graph

The following graph compares the cumulative total shareholder return on our common share with the cumulative total return on the Russell 2000 Index and a peer group index for the period from December 31, 2015 to December 31, 2020. The graph and table below assume that $100 was invested on the starting date and dividends, if any, were reinvested on the date of payment without payment of any commissions. The performance shown in the graph and table represents past performance and should not be considered an indication of future performance.

As of December 31,	2015	2016	2017	2018	2019	2020
B. Riley Financial, Inc.	$100	$192	$196	$160	$302	$563
Russell 2000	$100	$119	$135	$119	$147	$174
Industry Peer Group	$100	$113	$128	$108	$124	$148

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

Item 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of and for each of the five fiscal years ended December 31, 2020, 2019, 2018, 2017 and 2016 and is derived from our Consolidated Financial Statements. The Consolidated Financial Statements as of December 31, 2020 and 2019, and for each of the years in the three-year period ended December 31, 2020, are included elsewhere in this report. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Consolidated Statement of Operations Data:

(Dollars in thousands, except share data)

	Year Ended December 31,
	2020	2019	2018	2017	2016
Revenues:
Services and fees	$667,069	$460,493	$392,080	$288,906	$160,015
Trading income (loss) and fair value adjustments on loans	104,018	106,463	(8,004)	13,207	4,212
Interest income - Loans and securities lending	102,499	77,221	38,277	19,756	8
Sale of goods	29,135	7,935	638	307	26,116
Total revenues	902,721	652,112	422,991	322,176	190,351
Operating expenses:
Direct cost of services	60,451	58,824	34,754	40,625	26,874
Cost of goods sold	12,460	7,575	800	398	14,755
Selling, general and administrative expenses	428,537	385,219	310,508	227,884	96,110
Restructuring charge	1,557	1,699	8,506	12,374	3,887
Impairment of tradenames	12,500	—	—	—	—
Interest expense - Securities lending and loan participations sold	42,451	32,144	23,039	12,051	—
Total operating expenses	557,956	485,461	377,607	293,332	141,626
Operating income	344,765	166,651	45,384	28,844	48,725
Other income (expense):
Interest income	564	1,577	1,326	420	318
(Loss) income from equity investments	(623)	(1,431)	7,986	(437)	—
Interest expense	(65,249)	(50,205)	(33,393)	(8,382)	(1,996)
Income before income taxes	279,457	116,592	21,303	20,445	47,047
Provision for income taxes	(75,440)	(34,644)	(4,903)	(8,510)	(14,321)
Net income	204,017	81,948	16,400	11,935	32,726
Net (loss) income attributable to noncontrolling interests	(1,131)	337	891	379	11,200
Net income attributable to B. Riley Financial, Inc.	205,148	81,611	15,509	11,556	21,526
Preferred stock dividends	4,710	264	—	—	—
Net income available to common shareholders	$200,438	$81,347	$15,509	$11,556	$21,526

Basic income per common share	$7.83	$3.08	$0.60	$0.50	$1.19
Diluted income per common share	$7.56	$2.95	$0.58	$0.48	$1.17

Weighted average basic common shares outstanding	25,607,278	26,401,036	25,937,305	23,181,388	18,106,621
Weighted average diluted common shares outstanding	26,508,397	27,529,157	26,764,856	24,290,904	18,391,852

Consolidated Balance Sheet Data:

(Dollars in thousands)

	As of December 31,
	2020	2019	2018	2017	2016
Cash and cash equivalents	$103,602	$104,268	$179,440	$132,823	$112,105
Restricted cash	1,235	471	838	19,711	3,294
Securities and other investments owned, at fair value	777,319	451,551	273,577	145,360	16,579
Total assets	2,662,730	2,318,178	1,957,710	1,386,904	264,618
Total liabilities	2,123,770	1,927,927	1,699,050	1,121,058	114,226
Total equity	538,960	390,251	258,660	265,846	150,392

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

Overview

General

B. Riley Financial, Inc. (NASDAQ: RILY) and its subsidiaries provide collaborative financial services and solutions through several operating subsidiaries including:

●	B. Riley Securities, Inc. (“B. Riley Securities”) is a leading, full service investment bank providing financial advisory, corporate finance, research, securities lending and sales and trading services to corporate, institutional and high net worth individual clients. B. Riley Securities, (fka B. Riley FBR) was formed in November 2017 through the merger of B. Riley & Co, LLC and FBR Capital Markets & Co., which the Company acquired in June 2017.

●	B. Riley Wealth Management, Inc. (“B. Riley Wealth Management”) provides comprehensive wealth management and brokerage services to individuals and families, corporations and non-profit organizations, including qualified retirement plans, trusts, foundations and endowments. B. Riley Wealth Management was formerly Wunderlich Securities, Inc., which the Company acquired on July 3, 2017 and whose name was changed in June 2018.

●	B. Riley Capital Management, LLC, a Securities and Exchange Commission (“SEC”) registered investment advisor, which includes:

o	B. Riley Asset Management, an advisor to certain private funds and to institutional and high net worth investors.

o	Great American Capital Partners, LLC (“GACP”), the general partner of two private funds, GACP I, L.P. and GACP II, L.P., both direct lending funds managed by WhiteHawk Capital Partners, L.P. pursuant to an investment advisory services agreement, that provide senior secured loans and second lien secured loan facilities to middle market public and private U.S. companies.

●	B. Riley Advisory Services provides expert witness, bankruptcy, financial advisory, forensic accounting, valuation and appraisal, and operations management services.

●	B. Riley Retail Solutions, LLC (fka Great American Group, LLC), a leading provider of asset disposition and auction solutions to a wide range of retail and industrial clients.

●	B. Riley Real Estate works with real estate owners and tenants through all stages of the real estate life cycle. Our real estate advisors advise companies, financial institutions, investors, family offices and individuals on real estate projects worldwide. A core focus of B. Riley real estate is the restructuring of lease obligations in both distressed and non-distressed situations, both inside and outside of the bankruptcy process, on behalf of corporate tenants.

●	B. Riley Principal Investments identifies attractive investment opportunities and aims to deliver financial and operational improvement to its portfolio companies. Our team concentrates on opportunities presented by distressed companies or divisions that exhibit challenging market dynamics. Representative transactions include recapitalization, direct equity investment, debt investment, active minority investment and buyouts. B. Riley Principal Investments seeks to control or influence the operations of our investments to deliver financial and operational improvements that will maximize free cash flow, and therefore, shareholder returns. As part of our principal investment strategy, we acquired United Online, Inc. (“UOL” or “United Online”) on July 1, 2016, magicJack VocalTec Ltd. (“magicJack”) on November 14, and on November 30, we acquired a 40% equity interest in with Lingo Management, LLC (“Lingo”), with the ability to acquire an additional 40% equity interest therein.

o	UOL is a communications company that offers consumer subscription services and products, consisting of Internet access services and devices under the NetZero and Juno brands primarily sold in the United States.

o	magicJack is a Voice over IP (“VoIP”) cloud-based technology and services communications provider.

o	Lingo is a global cloud/UC and managed service provider.

●	BR Brand Holding, LLC (“BR Brands”), in which the Company owns a majority interest, provides licensing of certain brand trademarks. BR Brand owns the assets and intellectual property related to licenses of six brands: Catherine Malandrino, English Laundry, Joan Vass, Kensie Girl, Limited Too and Nanette Lepore as well as investments in the Hurley and Justice brands with Bluestar Alliance LLC (“Bluestar”), a brand management company.

We are headquartered in Los Angeles with offices in major cities throughout the United States including New York, Chicago, Boston, Atlanta, Dallas, Memphis, Metro Washington D.C and West Palm Beach.

During the fourth quarter of 2020, the Company realigned its segment reporting structure to reflect organizational management changes. Under the new structure, the valuation and appraisal businesses are reported in the Financial Consulting segment and our bankruptcy, financial advisory, forensic accounting, and real estate consulting businesses that were previously reported in the Capital Markets segment are now reported as part of the Financial Consulting segment. In conjunction with the new reporting structure, the Company recast its segment presentation for all periods presented.

For financial reporting purposes we classify our businesses into five operating segments: (i) Capital Markets, (ii) Auction and Liquidation, (iii) Financial Consulting, (iv) Principal Investments – United Online and magicJack and (v) Brands.

Capital Markets Segment. Our Capital Markets segment provides a full array of investment banking, corporate finance, consulting, financial advisory, research, securities lending, wealth management and sales and trading services to corporate, institutional and individual clients. Our corporate finance and investment banking services include merger and acquisitions as well as restructuring advisory services to public and private companies, initial and secondary public offerings, and institutional private placements. In addition, we trade equity securities as a principal for our account, including investments in funds managed by our subsidiaries. Our Capital Markets segment also includes our asset management businesses that manage various private and public funds for institutional and individual investors.

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

Financial Consulting Segment. Our Financial Consulting segment provides services to law firms, corporations, financial institutions, lenders, and private equity firms. These services primarily include bankruptcy, financial advisory, forensic accounting, litigation support, real estate consulting and valuation and appraisal services. Our Financial Consulting segment operates through limited liability companies that are wholly owned or majority owned by us.

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

Recent Developments

On March 1, 2021, the Company announced its intention to redeem at par, and at its option, $128.2 million of senior notes due in February 2027 (“7.50% 2027 Notes”) on March 31, 2021 pursuant to the second supplemental indenture dated May 31, 2017. The total redemption payment will include approximately $1.6 million in accrued interest.

On February 25, 2021, the Company completed the acquisition of National Holdings Corporation (“National), pursuant to an agreement and plan of merger dated January 10, 2021, following the successful completion of a tender offer commenced by us on January 27, 2021. National is a full-service investment banking and asset management firm that, through its affiliates, provides a range of services including financial advisory, investment banking, institutional sales and trading, equity research, financial planning, market making, tax preparation and insurance to corporations, institutions, high net-worth individuals and retail investors. We previously owned approximately 45% of the common stock of National. National complements our Capital Markets segment, bringing approximately 900 registered representatives managing over $30 billion in assets.

On January 25, 2021, the Company issued $230,000 of senior notes due in January 2028 (“6.0% 2028 Notes”) pursuant to the prospectus supplement dated February 12, 2020. Interest on the 6.0% 2028 Notes is payable quarterly at 6.0%. The 6.0% 2028 Notes are unsecured and due and payable in full on January 31, 2028. In connection with the issuance of the 6.0% 2028 Notes, the Company received net proceeds of $225,746 (after underwriting commissions, fees and other issuance costs of $4,254). The Notes bear interest at the rate of 6.0% per annum.

On January 23, 2021, we committed up to $400.0 million aggregate principal amount of debt financing, consisting of $100.0 million of secured debt financing, and $300.0 million of unsecured debt financing, to affiliates of Franchise Group, Inc. (collectively, “FRG”) in connection with FRG’s acquisition of Pet Supplies Plus.

On January 15, 2021, the Company issued 1,413,045 shares of common stock inclusive of 184,310 shares issued pursuant to the full exercise of the Underwriter’s option to purchase additional shares of common stock at a price of $46.00 per share for net proceeds of approximately $61,370 after underwriting fees and costs.

On November 30, 2020 we closed a recapitalization transaction with Lingo Management, LLC (“Lingo”), a global cloud/UC and managed service provider. Pursuant to the recapitalization, B. Riley purchased Lingo’s existing indebtedness held by affiliates of Garrison Investment Group and converted a portion of such indebtedness into a 40% equity interest in Lingo with the ability to acquire an additional 40% equity interest in consideration for the conversion of an additional portion of such indebtedness.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”).  In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.  Coming into 2021, the full impact of the COVID-19 outbreak continues to evolve, as countries across the world manage repeated waves of the pandemic and vaccines come to market.  The impact of the COVID-19 outbreak on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the success of vaccines in slowing or halting the pandemic.  These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy continue to be highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted for an extended period, our results of operations, financial position and cash flows may be materially adversely affected.

Results of Operations

The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Consolidated Statements of Income

(Dollars in thousands)

	Year Ended December 31, 2020		Year Ended December 31, 2019		Change
	Amount	%	Amount	%	Amount	%
Revenues:
Services and fees	$667,069	73.9%	$460,493	70.6%	$206,576	44.9%
Trading income and fair value adjustments on loans	104,018	11.5%	106,463	16.3%	(2,445)	(2.3%)
Interest income - Loans and securities lending	102,499	11.4%	77,221	11.8%	25,278	32.7%
Sale of goods	29,135	3.2%	7,935	1.2%	21,200	n/m
Total revenues	902,721	100.0%	652,112	100.0%	250,609	38.4%

Operating expenses:
Direct cost of services	60,451	6.7%	58,824	9.0%	1,627	2.8%
Cost of goods sold	12,460	1.4%	7,575	1.2%	4,885	64.5%
Selling, general and administrative expenses	428,537	47.5%	385,219	59.1%	43,318	11.2%
Restructuring charge	1,557	0.2%	1,699	0.3%	(142)	(8.4%)
Impairment of tradenames	12,500	1.4%	—	0.0%	12,500	100.0%
Interest expense - Securities lending and loan participations sold	42,451	4.7%	32,144	4.9%	10,307	32.1%
Total operating expenses	557,956	61.9%	485,461	74.5%	72,495	14.9%
Operating income	344,765	38.2%	166,651	25.6%	178,114	106.9%
Other income (expense):
Interest income	564	0.1%	1,577	0.2%	(1,013)	(64.2%)
Loss on equity investments	(623)	(0.1%)	(1,431)	(0.2%)	808	56.5%
Interest expense	(65,249)	(7.2%)	(50,205)	(7.7%)	(15,044)	30.0%
Income before income taxes	279,457	31.0%	116,592	17.9%	162,865	139.7%
Provision for income taxes	(75,440)	(8.4%)	(34,644)	(5.3%)	(40,796)	117.8%
Net income	204,017	22.6%	81,948	12.6%	122,069	149.0%
Net (loss) income attributable to noncontrolling interests	(1,131)	(0.1%)	337	0.1%	(1,468)	n/m
Net income attributable to B. Riley Financial, Inc.	205,148	22.7%	81,611	12.5%	123,537	151.4%
Preferred stock dividends	4,710	0.5%	264	0.0%	4,446	n/m
Net income available to common shareholders	$200,438	22.2%	$81,347	12.5%	$119,091	146.4%

n/m - Not applicable or not meaningful.

Revenues

The table below and the discussion that follows are based on how we analyze our business.

	Year Ended		Year Ended
	December 31, 2020		December 31, 2019		Change
	Amount	%	Amount	%	Amount	%
Revenues - Services and fees:
Capital Markets segment	$412,222	45.7%	$264,703	40.6%	$147,519	55.7%
Auction and Liquidation segment	63,101	7.0%	18,296	2.8%	44,805	244.9%
Financial Consulting segment	91,622	10.1%	76,292	11.7%	15,330	20.1%
Principal Investments - United Online and magicJack segment	83,666	9.3%	97,147	14.9%	(13,481)	(13.9%)
Brands segment	16,458	1.8%	4,055	0.6%	12,403	n/m
Subtotal	667,069	73.9%	460,493	70.6%	206,576	44.9%

Revenues - Sale of goods
Auction and Liquidation segment	25,663	2.8%	4,220	0.6%	21,443	n/m
Principal Investments - United Online and magicJack segment	3,472	0.4%	3,715	0.6%	(243)	(6.5%)
Subtotal	29,135	3.2%	7,935	1.2%	21,200	n/m

Trading income and fair value adjustments on loans
Capital Markets segment	104,018	11.5%	106,463	16.3%	(2,445)	(2.3%)

Interest income - Loans and securities lending:
Capital Markets segment	102,499	11.4%	77,221	11.8%	25,278	32.7%

Total revenues	$902,721	100.0%	$652,112	100.0%	$250,609	38.4%

Total revenues increased approximately $250.6 million to $902.7 million during the year ended December 31, 2020 from $652.1 million during the year ended December 31, 2019. The increase in revenues during the year ended December 31, 2019 was primarily due to an increase in revenue from services and fees of $206.6 million, an increase in revenue from interest income — loans and securities lending of $25.3 million and increase in revenue from sale of goods of $21.2 million, partially offset by a decrease in revenue from trading income and fair value adjustments on loans of $2.4 million. The increase in revenue from services and fees of $206.6 million in 2020 was primarily due to an increase in revenue of $147.5 million in the Capital Markets segment, $44.8 million in the Auction and Liquidation segment, $15.3 million in the Financial Consulting segment and $12.4 million in the Brands segment, partially offset by a decrease of $13.5 million in the Principal Investments - United Online and magicJack segment.

Revenues from services and fees in the Capital Markets segment increased approximately $147.5 million, to $412.2 million during the year ended December 31, 2020 from $264.7 million during the year ended December 31, 2019. The increase in revenues was primarily due to increases in revenue of $125.5 million from corporate finance, consulting and investment banking fees, in commissions of $5.9 million and in other income, including investment dividends of $20.3 million, partially offset by a decrease of $4.2 million in wealth and asset management fees.

Revenues from services and fees in the Auction and Liquidation segment increased $44.8 million, to $63.1 million during the year ended December 31, 2020 from $18.3 million during the year ended December 31, 2019. The increase in revenues in the Auction and Liquidation segment was primarily due to an increase in the number of fee related retail liquidation engagements in 2020 as compared to 2019. Revenues in 2019 were negatively impacted from a loss incurred for a retail liquidation contract that was entered into during the fourth quarter of 2019 to liquidate the assets of a retailer where the funds advanced exceeded the proceeds recovered from the liquidation of inventory. During the first half of 2020, the impact of COVID-19 resulted in delays and the temporary stoppage of certain retail liquidation engagements. In June 2020, these retail liquidation engagements resumed as a number of states allowed the reopening of retail stores.

Revenues from services and fees in the Financial Consulting segment increased $15.3 million, to $91.6 million during the year ended December 31, 2020 from $76.3 million during the year ended December 31, 2019. The increase in revenues was primarily due to increases in revenue of $16.6 million from consulting fees and in other income of $0.7 million, partially offset by a decrease of $2.0 million in valuation and appraisal fees.

Revenues from services and fees in the Principal Investments - United Online and magicJack segment decreased $13.5 million to $83.7 million year ended December 31, 2020 from $97.1 million during the year ended December 31, 2019. The decrease in revenues from services and fees is a result of a decrease in subscription services of $9.4 million and a decrease in advertising licensing and other of $4.3 million. Management expects revenues from the Principal Investments - United Online and magicJack segment to continue to decline year over year.

Revenues from services and fees in the Brands segment increased approximately $12.4 million, to $16.5 million during the year ended December 31, 2020 from $4.1 million for the year ended December 31, 2019. We established the Brands segment in 2019 following the acquisition of a majority interest in BR Brands on October 28, 2019. The primary source of revenue included in this segment is the licensing of trademarks.

Trading income and fair value adjustments on loans decreased $2.4 million to income of $104.0 million during the year ended December 31, 2020 from $106.5 million for the year ended December 31, 2019. Fair value adjustments on our loans receivable at fair value included unrealized losses of $22.0 million and gains of $12.3 million during the year ended December 31, 2020 and 2019, respectively. Realized and unrealized trading gains on investments made in our proprietary trading account were $126.1 million and $94.2 million during the year ended December 31, 2020 and 2019, respectively. Investments held in our proprietary trading account increased to $777.3 million at December 31, 2020 from $408.2 million at December 31, 2019.

Interest income – loans and securities lending increased $25.3 million, to $102.5 million during the year ended December 31, 2020 from $77.2 million during the year ended December 31, 2019. Interest income from securities lending was $51.3 million and $40.2 million during the year ended December 31, 2020 and 2019, respectively. Interest income from loans was $49.2 million and $34.6 million during the year ended December 31, 2020 and 2019, respectively. The increase in interest income on loans was primarily due to the increase in lending activities in our Capital Markets segment which included an increase in loans receivable to $390.7 million at December 31, 2020 from $269.2 million at December 31, 2019.

Sale of Goods, Cost of Goods Sold and Gross Margin

	Year Ended December 31, 2020			Year Ended December 31, 2019
	Auction and Liquidation Segment	Principal Investments - United Online and magicJack Segment	Total	Auction and Liquidation Segment	Principal Investments - United Online and magicJack Segment	Total
Revenues - Sale of Goods	$25,663	$3,472	$29,135	$4,220	$3,715	$7,935
Cost of goods sold	9,766	2,694	12,460	4,016	3,559	7,575
Gross margin on sale of goods	$15,897	$778	$16,675	$204	$156	$360

Gross margin percentage	61.9%	22.4%	57.2%	4.8%	4.2%	4.5%

Revenues from the sale of goods increased $21.2 million, to $29.1 million during the year ended December 31, 2020 from $7.9 million during the year ended December 31, 2019. The increase in revenues from sale of goods was primarily attributable to the sale of goods for certain retail liquidation engagements where we acquired the title to inventory goods in Europe and operated the retail stores as part of a going-out-of-business sale. Cost of goods sold for the year ended December 31, 2020 was $12.5 million, resulting in a gross margin of 57.2%.

Operating Expenses

Direct Cost of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the year ended December 31, 2020 and 2019 are as follows:

	Year Ended December 31, 2020			Year Ended December 31, 2019
	Auction and Liquidation Segment	Principal Investments - United Online and magicJack Segment	Total	Auction and Liquidation Segment	Principal Investments - United Online and magicJack Segment	Total
Revenues - Services and fees	$63,101	$83,666		$18,296	$97,147
Direct cost of services	40,730	19,721	$60,451	33,296	25,529	$58,825
Gross margin on services and fees	$22,371	$63,945		$(15,000)	$71,618

Gross margin percentage	35.5%	76.4%		-82.0%	73.7%

Total direct costs increased $1.6 million, to $60.5 million during the year ended December 31, 2020 from $58.8 million during the year ended December 31, 2019. Direct costs of services increased by $7.4 million in the Auction and Liquidation segment partially offset by a decrease of $5.8 million in the Principal Investments - United Online and magicJack segment. The increase in direct costs in the Auction and Liquidation segment was primarily due to the costs incurred to operate the retail stores where we acquired title to inventory goods in Europe and operated a going-out-of-business sale. The decrease in direct costs in the Principal Investments — United Online and magicJack segment was primarily a result of the sale of a lower gross margin division of magicJack in May 2019, as well as the impact of cost reductions initiatives in 2020.

Auction and Liquidation

Gross margin in the Auction and Liquidation segment for services and fees increased to 35.5% of revenues during the year ended December 31, 2020, as compared to a loss of 82.0% of revenues during the year ended December 31, 2019. The margin in the Auction and Liquidation segment in 2020 is primarily the result of an increase in the number of fee related engagements during 2020 as compared to 2019. The margin in 2020 is higher than the loss in 2019 since the results in 2019 included a loss incurred for a retail liquidation contract that was entered into during the fourth quarter of 2019 to liquidate the assets of a retailer where the funds advanced exceeded the proceeds recovered from the liquidation of inventory.

Principal Investments - United Online and magicJack

Gross margins in the Principal Investments - United Online and magicJack segment increased to 76.4% of revenues year ended December 31, 2020 as compared to 73.7% of revenues during the year ended December 31, 2019. The increase in margin in the Principal Investments — United Online and magicJack segment is primarily due to the sale of a lower gross margin division of magicJack in May 2019, as well as the impact of cost reductions initiatives in 2020.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the year ended December 31, 2020 and 2019 were comprised of the following:

Selling, General and Administrative Expenses

	Year Ended December 31, 2020		Year Ended December 31, 2019		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$271,596	63.4%	$244,574	63.4%	$27,022	11.0%
Auction and Liquidation segment	12,359	2.9%	10,738	2.8%	1,621	15.1%
Financial Consulting segment	68,579	16.0%	58,478	15.2%	10,101	17.3%
Principal Investments - United Online and magicJack segment	31,363	7.3%	36,914	9.6%	(5,551)	(15.0%)
Brands segment	5,747	1.3%	1,388	0.4%	4,359	314.0%
Corporate and Other segment	38,893	9.1%	33,127	8.6%	5,766	17.4%
Total selling, general & administrative expenses	$428,537	100.0%	$385,219	100.0%	$43,318	11.2%

Total selling, general and administrative expenses increased $43.3 million to $428.6 million during the year ended December 31, 2020 from $385.2 million for the year ended December 31, 2019. The increase of $43.3 million in selling, general and administrative expenses was due to an increase of $27.0 million in the Capital Markets segment, an increase of $1.6 million in the Auction and Liquidation segment, an increase of $10.1 million in the Financial Consulting segment, an increase of $4.4 million in the Brands segment and an increase of $5.8 million in the Corporate and Other segment, partially offset by a decrease of $5.5 million in the Principal Investments - United Online and magicJack segment.

Capital Markets

Selling, general and administrative expenses in the Capital Markets segment increased by $27.0 million to $271.6 million during the year ended December 31, 2020 from $244.6 million during the year ended December 31, 2019. The increase was primarily due to increases of $32.7 million in payroll and related expenses, $2.6 million in legal expenses and $2.3 million in investment banking deal expenses; partially offset by decreases of $2.9 million in consulting expenses, $2.1 million in travel and entertainment expenses, $2.0 million in occupancy expenses, $1.6 million in business development expenses, $0.9 million in clearing charges and $0.6 million in depreciation and amortization.

Auction and Liquidation

Selling, general and administrative expenses in the Auction and Liquidation segment increased by $1.6 million to $12.4 million during the year ended December 31, 2020 from $10.7 million during the year ended December 31, 2019. The increase in selling, general and administrative expenses in the Auction and Liquidation segment was primarily due to an increase of $1.5 million in other business development activities.

Financial Consulting

Selling, general and administrative expenses in the Financial Consulting segment increased by $10.1 million to $68.6 million during the year ended December 31, 2020 from $58.5 million during the year ended December 31, 2019. The increase in selling, general and administrative expenses in the Financial Consulting segment was primarily due to increases of $11.2 million in payroll and related expenses and $1.5 million in other expenses, partially offset by a decrease of $2.5 million in travel and entertainment expenses.

Principal Investments - United Online and magicJack

Selling, general and administrative expenses in the Principal Investments - United Online and magicJack segment decreased by $5.6 million to $31.4 million for the year ended December 31, 2020 from $36.9 million for the year ended December 31, 2019. The decrease in selling, general and administrative expenses in the Principal Investments — United Online and magicJack segment is primarily due to decreases of $1.5 million in payroll and related expenses, $2.1 million in legal expenses, $1.0 million in other expenses and $0.9 million in depreciation and amortization expense.

Brands

Selling, general and administrative expenses in the Brands segment increased by $4.4 million to $5.7 million during the year ended December 31, 2020 from $1.4 million for the year ended December 31, 2019. We established the Brands segment in 2019 following the acquisition of a majority equity interest in BR Brands on October 28, 2019.

Corporate and Other

Selling, general and administrative expenses for the Corporate and Other segment increased $5.8 million to $38.9 million during the year ended December 31, 2020 from $33.1 million for the year ended December 31, 2019. The increase of expenses in the Corporate and Other segment for the year ended December 31, 2020 was primarily due to increases in payroll and related expenses.

Restructuring Charge. Restructuring charges of $1.6 million during the year ended December 31, 2020 were primarily related to impairment of certain acquired tradename intangibles associated with the Company’s brand realignment across its subsidiary companies to provide greater external consistency and affiliation. The restructuring charges of $1.7 million for the year ended December 31, 2019 were primarily related to severance costs for magicJack employees from a reduction in workforce and lease termination costs in the Principal Investments – United Online and magicJack segment.

Impairment of tradenames. Due to the impact of the COVID-19 outbreak on economic activity and market volatility, we tested our intangible assets as of March 31, 2020 and June 30, 2020 and made the determination that the indefinite-lived tradenames in the Brands segment were impaired and the Company recognized impairment charges of $12.5 million.

Other Income (Expense). Other income included interest income of $0.6 million during the year ended December 31, 2020 compared to $1.6 million during the year ended December 31, 2019. Loss on equity investments was $0.6 million during the year ended December 31, 2020 compared to loss of $1.4 million during the year ended December 31, 2019. Interest expense was $65.2 million during the year ended December 31, 2020 compared to $50.2 million during the year ended December 31, 2019. The increase in interest expense during the year ended December 31, 2020 was primarily due to an increase in interest expense of $17.4 million from the issuance of senior notes, partially offset by a decrease in interest expense of $2.2 million from the term loan.

Income Before Income Taxes. Income before income taxes increased $162.9 million to income before income taxes of $279.5 million during the year ended December 31, 2020 from an income before income taxes of $116.6 million during the year ended December 31, 2019. The increase in income before income taxes was primarily due to an increase in revenues of approximately $250.6 million partially offset by an increase in operating expenses of $72.5 million, an increase in interest expense of $15.0 million and a decrease in loss from equity investments of $0.8 million.

Provision for Income Taxes. Provision for income taxes was $75.4 million during the year ended December 31, 2020 compared to provision for income taxes of $34.6 million during the year ended December 31, 2019. The effective income tax rate was a provision of 27.0% for the year ended December 31, 2020 as compared to a provision of 29.7% for the year ended December 31, 2019.

Net (Loss) Income Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interests represents the proportionate share of net income generated by BR Brand, 20% of the membership interest of which we do not own and Great American Global Partners, LLC, 50% of the membership interest of which we do not own. The net loss attributable to noncontrolling interests was $1.1 million during the year ended December 31, 2020 compared to income of $0.3 million during the year ended December 31, 2019.

Net Income Attributable to the Company. Net income attributable to the Company for the year ended December 31, 2020 was $205.1 million, an increase of net income of $123.5 million, from net income attributable to the Company of $81.6 million for the year ended December 31, 2019. Increase in net income attributable to the Company during the year ended December 31, 2020 as compared to the same period in 2019 was primarily due to an increase in operating income of $178.1 million, offset by an increase in interest expense of approximately $15.0 million, a decrease in loss from equity investments of $0.8 million and an increase in provision for income taxes of $40.8 million.

Preferred Stock Dividends. On October 7, 2019, the Company closed its public offering of Depositary Shares, each representing 1/1000th of a share of 6.875% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share. Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July and October. On January 9, 2020, the Company declared a cash dividend representing $0.4296875 per Depositary Share, which was paid on January 31, 2020 to holders of record as of the close of business on January 21, 2020. On April 13, 2020, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on April 30, 2020 to holders of record as of the close of business on April 23, 2020. On July 7, 2020, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on July 31, 2020 to holders of record as of the close of business on July 21, 2020. On October 8, 2020, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on October 31, 2020, to holders of record as of the close of business on October 21, 2020.

On September 4, 2020, the Company closed its public offering of Depositary Shares, each representing 1/1000th of a share of 7.375% Series B Cumulative Perpetual Preferred Stock (trading under the NASDAQ symbol “RILYL”), par value $0.0001 per share. Holders of Series B Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July and October. On October 8, 2020, the Company declared a cash dividend $0.29193 per Depositary Share, which was paid on October 31, 2020, to holders of record as of the close of business on October 21, 2020.

Net Income Available to Common Shareholders. Net income available to common shareholders for the year ended December 31, 2020 was $200.4 million, an increase of $119.1 million, from net income available to common shareholders of $81.3 million for the year ended December 31, 2019. The increase in net income available to common shareholders during the year ended December 31, 2020 as compared to the same period in 2019 was primarily due to an increase in operating income of $178.1 million, offset by an increase in interest expense of approximately $15.0 million, an increase in preferred stock dividends of $4.4 million and an increase in provision for income taxes of $40.8 million.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Consolidated Statements of Income

(Dollars in thousands)

	Year Ended December 31, 2019		Year Ended December 31, 2018		Change
	Amount	%	Amount	%	Amount	%
Revenues:
Services and fees	$460,493	70.6%	$392,080	92.7%	$68,413	17.4%
Trading income (loss) and fair value adjustments on loans	106,463	16.3%	(8,004)	(1.9%)	114,467	n/m
Interest income - Loans and securities lending	77,221	11.8%	38,277	9.0%	38,944	101.7%
Sale of goods	7,935	1.2%	638	0.2%	7,297	n/m
Total revenues	652,112	100.0%	422,991	100.0%	229,121	54.2%

Operating expenses:
Direct cost of services	58,824	9.0%	34,754	8.2%	24,070	69.3%
Cost of goods sold	7,575	1.2%	800	0.2%	6,775	n/m
Selling, general and administrative expenses	385,219	59.1%	310,508	73.4%	74,711	24.1%
Restructuring charge	1,699	0.3%	8,506	2.0%	(6,807)	(80.0%)
Interest expense - Securities lending and loan participations sold	32,144	4.9%	23,039	5.4%	9,105	39.5%
Total operating expenses	485,461	74.5%	377,607	89.2%	107,854	28.6%
Operating income	166,651	25.6%	45,384	10.7%	121,267	n/m
Other income (expense):
Interest income	1,577	0.2%	1,326	0.3%	251	18.9%
(Loss) income on equity investments	(1,431)	(0.2%)	7,986	1.9%	(9,417)	(117.9%)
Interest expense	(50,205)	(7.7%)	(33,393)	(7.9%)	(16,812)	50.3%
Income before income taxes	116,592	17.9%	21,303	5.0%	95,289	n/m
Provision for income taxes	(34,644)	(5.3%)	(4,903)	(1.2%)	(29,741)	n/m
Net income	81,948	12.6%	16,400	3.9%	65,548	n/m
Net income attributable to noncontrolling interests	337	0.1%	891	0.2%	(554)	(62.2%)
Net income attributable to B. Riley Financial, Inc.	81,611	12.5%	15,509	3.7%	66,102	n/m
Preferred stock dividends	264	0.0%	—	0.0%	264	n/m
Net income available to common shareholders	$81,347	12.5%	$15,509	3.7%	$65,838	n/m

n/m - Not applicable or not meaningful.

Revenues

The table below and the discussion that follows are based on how we analyze our business.

	Year Ended		Year Ended
	December 31, 2019		December 31, 2018		Change
	Amount	%	Amount	%	Amount	%
Revenues - Services and fees:
Capital Markets segment	$264,703	40.6%	$232,074	54.9%	$32,629	14.1%
Auction and Liquidation segment	18,296	2.8%	54,923	13.0%	(36,627)	(66.7%)
Financial Consulting segment	76,292	11.7%	51,424	12.2%	24,868	48.4%
Principal Investments - United Online and magicJack segment	97,147	14.9%	53,659	12.7%	43,488	81.0%
Brands segment	4,055	0.6%	—	0.0%	4,055	100.0%
Subtotal	460,493	70.6%	392,080	92.7%	68,413	17.4%

Revenues - Sale of goods
Auction and Liquidation segment	4,220	0.6%	63	0.0%	4,157	n/m
Principal Investments - United Online and magicJack segment	3,715	0.6%	575	0.1%	3,140	n/m
Subtotal	7,935	1.2%	638	0.2%	7,297	n/m

Trading income (losses) and fair value adjustments on loans
Capital Markets segment	106,463	16.3%	(8,004)	-1.9%	114,467	n/m
Subtotal	106,463	16.3%	(8,004)	-1.9%	114,467	n/m

Interest income - Loans and securities lending:
Capital Markets segment	77,221	11.8%	38,277	9.0%	38,944	101.7%
Total revenues	$652,112	100.0%	$422,991	100.0%	$229,121	54.2%

Total revenues increased approximately $229.1 million to $652.1 million during the year ended December 31, 2019 from $423.0 million during the year ended December 31, 2018. The increase in revenues during the year ended December 31, 2019 was primarily due to an increase in revenue from services and fees of $68.4 million, an increase in revenue from interest income — loans and securities lending of $38.9 million, an increase in revenue from trading income (losses) and fair value adjustments on loans of $114.5 million and increase in revenue from sale of goods of $7.3 million. The increase in revenue from services and fees of $68.4 million in 2019 was primarily due to an increase in revenue of $32.6 million in the Capital Markets segment, $24.9 million in the Financial Consulting segment, $43.5 million in the Principal Investments - United Online and magicJack segment and $4.1 million in the Brands segment, partially offset by a decrease of $36.6 million in the Auction and Liquidation segment.

Revenues from services and fees in the Capital Markets segment increased approximately $32.6 million, to $264.7 million during the year ended December 31, 2019 from $232.1 million during the year ended December 31, 2018. The increase in revenues was primarily due to an increase in revenue of $24.2 million from corporate finance, consulting and investment banking fees and an increase in asset management fees and carried interest of $8.3 million.

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

Revenues from services and fees in the Financial Consulting segment increased $24.9 million, to $76.3 million during the year ended December 31, 2019 from $51.4 million during the year ended December 31, 2018. The increase in revenues was primarily due to an increase in revenue of $24.8 million from bankruptcy, financial advisory, and forensic accounting services primarily as a result of the acquisition of GlassRatner on August 1, 2018.

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

Trading income (losses) and fair value adjustments on loans increased $114.5 million to income of $106.5 million for the year ended December 31, 2019 from a loss of $8.0 million during the year ended December 31, 2018. Investments made in our proprietary trading account increased to $408.2 million at December 31, 2019 from $273.6 million at December 31, 2018.

Interest income – loans and securities lending increased $38.9 million, to $77.2 million during the year ended December 31, 2019 from $38.3 million during the year ended December 31, 2018. Interest income from securities lending was $40.2 million and $31.8 million during the year ended December 31, 2019 and 2018, respectively. Interest income from loans was $34.6 million and $6.5 million during the year ended December 31, 2019 and 2018, respectively. The increase in interest income on loans was primarily due to the increase in lending activities in our Capital Markets segment which included an increase in loans receivable to $269.2 million at December 31, 2019 from $38.8 million at December 31, 2018.

Sale of Goods, Cost of Goods Sold and Gross Margin

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Auction and Liquidation Segment	Principal Investments - United Online and magicJack Segment	Total	Auction and Liquidation Segment	Principal Investments - United Online and magicJack Segment	Total
Revenues - Sale of Goods	$4,220	$3,715	$7,935	$63	$575	$638
Cost of goods sold	4,016	3,559	7,575	41	759	800
Gross margin on sale of goods	$204	$156	$360	$22	$(184)	$(162)

Gross margin percentage	4.8%	4.2%	4.5%	34.9%	(32.0%)	(25.4%)

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the year ended December 31, 2019 and 2018 were comprised of the following:

Selling, General and Administrative Expenses

	Year Ended		Year Ended
	December 31, 2019		December 31, 2018		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$244,575	63.4%	$223,532	71.9%	$21,043	9.4%
Auction and Liquidation segment	10,737	2.8%	8,305	2.7%	2,432	29.3%
Financial Consulting segment	58,478	15.2%	37,573	12.1%	20,905	55.6%
Principal Investments - United Online and magicJack segment	36,914	9.6%	18,563	6.0%	18,351	98.9%
Brands segment	1,388	0.4%	—	0.0%	1,388	100.0%
Corporate and Other segment	33,127	8.6%	22,535	7.3%	10,592	47.0%
Total selling, general & administrative expenses	$385,219	100.0%	$310,508	100.0%	$74,711	24.1%

Total selling, general and administrative expenses increased $74.7 million to $385.2 million during the year ended December 31, 2019 from $310.5 million for the year ended December 31, 2018. The increase of $74.7 million in selling, general and administrative expenses was due to an increase of $21.0 million in the Capital Markets segment, an increase of $2.4 million in the Auction and Liquidation segment, an increase of $20.9 million in the Financial Consulting segment, an increase of $18.4 million in the Principal Investments - United Online and magicJack segment an increase of $1.4 million in the Brands segment and an increase of $10.6 million in the Corporate and Other segment.

Capital Markets

Selling, general and administrative expenses in the Capital Markets segment increased by $21.0 million to $244.6 million during the year ended December 31, 2019 from $223.5 million during the year ended December 31, 2018. The increase was primarily due to an increase of $3.0 million in payroll and related expenses, $11.1 million in professional advisory fees incurred in connection with the management of certain investments that are included in securities and other investments owned and $9.0 million in other expenses, partially offset by a decrease of $2.0 million in occupancy expenses.

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

Financial Consulting

Selling, general and administrative expenses in the Financial Consulting segment increased by $20.9 million to $58.5 million during the year ended December 31, 2019 from $37.6 million during the year ended December 31, 2018. The increase was primarily due to increases of $15.9 million in payroll and related expenses, $2.1 million in other expenses, $1.1 million in occupancy expenses and $0.8 million in travel and entertainment expenses. The increase in expenses was primarily as a result of the acquisition of GlassRatner on August 1, 2018.

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

During the years ended December 31, 2020 and 2019, we generated net income attributable to the Company of $205.2 million and $81.6 million, respectively. Our cash flows and profitability are impacted by the number and size of retail liquidation and capital markets engagements performed on a quarterly and annual basis.

As of December 31, 2020, we had $103.6 million of unrestricted cash and cash equivalents, $1.2 million of restricted cash, $777.3 million of securities and other investments held at fair value, $390.7 million of loans receivable, held at fair value, and $1,000.3 million of borrowings outstanding. The borrowings outstanding of $1,000.3 million at December 31, 2020 included (a) $870.8 million of borrowings from the issuance of the series of Senior Notes that are due at various dates ranging from May 31, 2023 to December 31, 2027 with interest rates ranging from 6.375% to 7.5%, (b) $74.2 million term loan borrowed pursuant to the BRPAC Credit Agreement discussed below, (c) $38.0 million of notes payable, and (d) $17.3 million of loan participations sold.

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

Cash Flow Summary

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Net cash provided by (used in):
Operating activities	$57,689	$(27,198)	$(102,186)
Investing activities	(128,446)	(298,590)	(154,069)
Financing activities	69,544	250,176	284,859
Effect of foreign currency on cash	1,311	73	(860)
Net increase (decrease) in cash, cash equivalents and restricted cash	$98	$(75,539)	$27,744

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Cash provided by operating activities was $57.7 million during the year ended December 31, 2020 compared to cash used in operating activities of $27.2 million during the year ended December 31, 2019. Cash provided by operating activities for the year ended December 31, 2020 included net income of $204.0 million adjusted for noncash items of $123.4 million and changes in operating assets and liabilities of $269.7 million. Noncash items of $123.4 million include (a) deferred income taxes of $61.6 million, (b) noncash fair value adjustments of $22.0 million, (c) depreciation and amortization of $19.4 million, (d) share-based compensation of $18.6 million, (e) other noncash interest and other of $16.8 million, (f) impairment of leaseholds, intangibles and lease loss accrual and gain on disposal of fixed assets of $14.1 million, (g) provision for doubtful accounts of $3.4 million, (h) gain on extinguishment of debt of $1.6 million, (i) dividends from equity investments of $1.3 million, (j) income allocated for mandatorily redeemable noncontrolling interests of $1.2 million, and (k) loss on equity investments of $0.6 million.

Cash used in investing activities was $128.4 million during the year ended December 31, 2020 compared to cash used in investing activities of $298.6 million for the year ended December 31, 2019. During the year ended December 31, 2020, cash used in investing activities consisted of cash used for purchases of loans receivable of $207.5 million, cash used for purchases of equity investments of $14.0 million, repayments of loan participations sold of $2.2 million, cash used for acquisition of businesses of $1.5 million and cash used for purchases of property and equipment and intangible assets of $2.0 million, offset by cash received from loans receivable repayment of $90.1 million, loan participations sold of $6.9 million and proceeds from sale of loans receivable to related party of $1.8 million. During the year ended December 31, 2019, cash used in investing activities consisted of cash used for loans receivable of $343.8 million, cash used for purchases of equity investments of $33.4 million, repayments of loan participations sold of $18.9 million, cash used for purchase of a majority equity interest in BR Brands, net of cash acquired of $114.9 million and cash used for purchases of property and equipment and intangible assets of $3.5 million, offset by proceeds from sale of division of magicJack of $6.2 million, cash received from loans receivable repayment of $159.2 million, loan participations sold of $31.8 million, distributions from equity investments of $18.2 million and proceeds from sale of property, equipment and intangible assets of $0.5 million.

Cash provided by financing activities was $69.5 million during the year ended December 31, 2020 compared to cash provided by financing activities of $250.2 million during the year ended December 31, 2019. During the year ended December 31, 2020, cash provided by financing activities primarily consisted of $75.0 million proceeds from our term loan, $186.8 million proceeds from issuance of senior notes, $0.6 million contributions from noncontrolling interests, $39.5 million proceeds from our offering of preferred stock, offset by (a) $37.1 million used for repayment of our asset based credit facility, (b) $38.8 million used to pay dividends on our common shares, (c) $67.3 million used for repayment on our term loan, (d) $48.2 million used to repurchase our common stock, (e) $1.8 million used to repurchase our senior notes; (f) $3.4 million used to pay debt issuance costs, (g) $22.6 million used for payment of employment taxes on vesting of restricted stock, (h) $3.8 million distribution to noncontrolling interests, (i) $0.4 million used to repay our other notes payable, (j) $4.7 million used to pay dividends on our preferred shares and (k) $4.3 million used for payment of participating note payable and contingent consideration. During the year ended December 31, 2019, cash provided by financing activities primarily consisted of $10.0 million proceeds from our term loan, $281.9 million proceeds from issuance of senior notes, $140.4 million proceeds from our asset based credit facility $56.6 million proceeds from our offering of preferred stock, offset by (a) $103.3 million used for repayment of our asset based credit facility, (b) $41.1 million used to pay dividends on our common shares, (c) $22.7 million used for repayment on our term loan, (d) $7.1 million used to repurchase our common stock and warrants, (e) $4.3 million used for payment of participating note payable and contingent consideration; (f) $3.4 million used to pay debt issuance costs, (g) $2.0 million used for payment of employment taxes on vesting of restricted stock, (h) $2.0 million distribution to noncontrolling interests, and (i) $0.5 million used to repay our other notes payable.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Cash used in operating activities was $27.2 million during the year ended December 31, 2019 compared to cash used in operating activities of $102.2 million during the year ended December 31, 2018. Cash used in operating activities for the year ended December 31, 2019 included net income of $81.9 million adjusted for noncash items of $53.4 million and changes in operating assets and liabilities of $162.6 million. Noncash items of $53.4 million include (a) depreciation and amortization of $19.0 million, (b) share-based compensation of $15.9 million, (c) loss on equity investments of $1.4 million, (d) provision for doubtful accounts of $2.1 million, (e) income allocated and fair value adjustment for mandatorily redeemable noncontrolling interests of $1.2 million, (f) other noncash interest and other of $12.3 million, (g) deferred income taxes of $10.9 million, (h) impairment of leaseholds, intangibles and lease loss accrual and gain on disposal of fixed assets of $0.3 million, (i) dividends from equity investments of $3.2 million and (j) noncash interest and other of $12.3 million.

Cash used in investing activities was $298.6 million during the year ended December 31, 2019 compared to cash used in investing activities of $154.1 million for the year ended December 31, 2018. During the year ended December 31, 2019, cash used in investing activities consisted of cash used for loans receivable of $343.8 million, cash used for purchases of equity investments of $33.4 million, repayments of loan participations sold of $18.9 million, cash used for purchase of a majority equity interest in BR Brands, net of cash acquired of $114.9 million and cash used for purchases of property and equipment and intangible assets of $3.5 million, offset by proceeds from sale of division of magicJack of $6.2 million, cash received from loans receivable repayment of $159.2 million, loan participations sold of $31.8 million, distributions from equity investments of $18.2 million and proceeds from sale of property, equipment and intangible assets of $0.5 million. During the year ended December 31, 2018, cash used in investing activities consisted of cash used to purchase loans receivable of $38.8 million, cash used for the acquisition of magicJack, net of cash acquired of $89.2 million, cash used for purchases of equity investments of $16.6 million, cash used of $4.0 million to acquire a business and cash use of $5.4 million for purchases of property and equipment.

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

Credit Agreements

On April 21, 2017, we amended the asset based credit facility agreement (as amended, the “Credit Agreement”) with Wells Fargo Bank to increase the maximum borrowing limit from $100.0 million to $200.0 million. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. The Credit Agreement continues to allow for borrowings under a separate credit agreement (a “UK Credit Agreement”) dated March 19, 2015 with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom with borrowings up to 50.0 million British Pounds. Any borrowing on the UK Credit Agreement reduces the availability of the asset based $200.0 million credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. The Credit Agreement continues to include the addition of our Canadian subsidiary, from the October 5, 2016 amendment to the Credit Agreement, to facilitate borrowings to fund retail liquidation transactions in Canada. From time to time, we utilize this credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. Subject to certain limitations and offsets, we are permitted to borrow up to $200.0 million under the credit facility, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect). Borrowings under the credit facility are only made at the discretion of the lender and are generally required to be repaid within 180 days. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related credit agreement. We typically seek borrowings on an engagement-by-engagement basis. The Credit Agreement contains certain covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. There was no outstanding balance on this credit facility at December 31, 2020. The outstanding balance on this credit facility was $37.1 million at December 31, 2019. At December 31, 2020, there were no open letters of credit outstanding. We are in compliance with all financial covenants in the asset based credit facility at December 31, 2020.

On December 19, 2018, BRPI Acquisition Co LLC (“BRPAC”), a Delaware limited liability company, UOL, and YMAX Corporation, Delaware corporations (collectively, the “Borrowers”), indirect wholly owned subsidiaries of the Company, in the capacity of borrowers, entered into a credit agreement with Banc of California, N.A. in the capacity as agent and lender and with the other lenders party thereto (the “BRPAC Credit Agreement”). Under the BRPAC Credit Agreement, we borrowed $80.0 million due December 19, 2023. Pursuant to the terms of the BRPAC Credit Agreement, we may request additional optional term loans in an aggregate principal amount of up to $10.0 million at any time prior to the first anniversary of the agreement date. On February 1, 2019, the Borrowers entered into the First Amendment to Credit Agreement and Joinder with City National Bank as a new lender in which the new lender extended to Borrowers the additional $10.0 million.

On December 31, 2020, the Borrowers, the Secured Guarantors, the Agent and the Lenders, entered into the Second Amendment to Credit Agreement (the “Second Amendment”) pursuant to which, among other things, (i) the Lenders agreed to make a new $75.0 million term loan to the Borrowers, the proceeds of which the Borrowers’ will use to repay the outstanding principal amount of the existing Terms Loans and Optional Loans and for other general corporate purposes, (ii) the Borrowers were permitted to make a one-time Permitted Distribution (as defined in the Second Amendment) in the amount of $30.0 million on the date of the Second Amendment, (iii) the maturity date of the new Term Loans is five (5) years from the date of the Second Amendment, (iv) the interest rate margin was increased by 25 basis points as set forth in the Second Amendment, (v) the Borrowers agreed to make mandatory prepayments of the Term Loans from a portion of the Consolidated Excess Cash Flow (as defined in the Credit Agreement), (vi) the maximum Consolidated Total Funded Debt Ratio (as defined in the Credit Agreement) was increased as set forth in the Second Amendment and (vii) the Company and B. Riley Principal Investments, LLC entered into a reaffirmation of their guarantees of the Borrowers’ obligations under the Credit Agreement. Additionally, the Borrowers paid a commitment fee and an arrangement fee, each based on a percentage of the aggregate commitments, in each case upon the closing of the Second Amendment, as further discussed in Note 11 to the accompanying financial statements. The borrowings under the amended BRPAC Credit Agreement bear interest equal to the LIBOR plus a margin of 2.75% to 3.25% depending on the Borrowers’ consolidated total funded debt ratio as defined in the BRPAC Credit Agreement. At December 31, 2020, the interest rate on the BRPAC Credit Agreement was at 3.40%.

Amounts outstanding under the Amended BRPAC Credit Agreement are due in quarterly installments commencing on March 31, 2021. Quarterly installments from March 31, 2021 to December 31, 2021 are in the amount of $4.8 million per quarter, from March 31, 2022 to December 31, 2022 are in the amount of $4.3 million per quarter, from March 31, 2023 to December 31, 2023 are in the amount of $3.8 million per quarter, from March 31, 2024 to December 31, 2024 are in the amount of $3.3 million per quarter, and from March 31, 2025 to December 31, 2025 are $2.8 million per quarter.

As of December 31, 2020, and 2019, the outstanding balance on the term loan was $74.2 million (net of unamortized debt issuance costs of $0.8 million) and $66.7 million (net of unamortized debt issuance costs of $0.6 million), respectively.

We are in compliance with all financial covenants in the BRPAC Credit Agreement at December 31, 2020.

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

On September 4, 2020, the Company closed its public offering of Depositary Shares, each representing 1/1000th of a share of 7.375% Series B Cumulative Perpetual Preferred Stock. The liquidation preference of each share of Series A Preferred Stock is $25,000 ($25.00 per Depositary Share). As a result of the offering the Company issued 1,300 shares of Series B Preferred Stock represented by 1,300,000 depositary shares. The offering resulted in gross proceeds of approximately $32.5 million.

Senior Note Offerings

During the year ended December 31, 2020, we issued $54.5 million of senior notes due with maturities dates ranging from May 2023 to December 2027 pursuant to At the Market Issuance Sales Agreements with B. Riley Securities, which governs the program of at-the-market sales of our senior notes. We filed a series of prospectus supplements with the SEC which allowed us to sell these senior notes.

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

During March 2020, we repurchased bonds with an aggregate face value of $3.4 million for $1.8 million resulting in a gain net of expenses of $1.6 million as of December 31, 2020. As part of the repurchase, we paid $30 thousand in interest accrued through the date of each respective repurchase.

At December 31, 2020 and December 31, 2019, the total senior notes outstanding was $870.8 million (net of unamortized debt issue costs of $9.6 million) and $688.1 million (net of unamortized debt issue costs of $8.9 million) with a weighted average interest rate of 6.95% and 7.05%, respectively. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes totaled $61.2 million, $43.8 million and $25.4 million for the three years ended December 31, 2020, 2019 and 2018, respectively.

On January 25, 2021, the Company issued $230.0 million of senior notes due in January 2028 (“6.0% 2028 Notes”) pursuant to the prospectus supplement dated February 12, 2020. Interest on the 6.0% 2028 Notes is payable quarterly at 6.0%. The 6.0% 2028 Notes are unsecured and due and payable in full on January 31, 2028. In connection with the issuance of the 6.0% 2028 Notes, the Company received net proceeds of $225.7 million (after underwriting commissions, fees and other issuance costs of $4.2 million). The Notes bear interest at the rate of 6.0% per annum.

On March 1, 2021, the Company announced its intention to redeem at par, and at its option, $128.2 million of senior notes due in February 2027 (“7.50% 2027 Notes”) on March 31, 2021 pursuant to the second supplemental indenture dated May 31, 2017. The total redemption payment will include approximately $1.6 million in accrued interest.

On February 14, 2020, we entered into a new At Market Issuance Sales Agreement (the “February 2020 Sales Agreement”) with B. Riley Securities governing a program of at-the-market sales of certain of our senior notes. The most recent sales agreement prospectus was filed by us with the SEC on January 28, 2021 (the “January 2021 Sales Agreement Prospectus”). The Sales Agreement Prospectus allows us to sell up to $150.0 million of certain of our senior notes pursuant to an effective Registration Statement on Form S-3. As of December 31, 2020, we had $132.7 million remaining availability under the February 2020 Sales Agreement.

Off Balance Sheet Arrangements

As part of our investment banking and financial services activities, from time to time we enter into guaranties of debt, commitments of other entities, and similar transactions that may be considered off-balance sheet arrangements.

B&W Credit Agreement and Backstop

On January 31, 2020, the Company provided Babcock & Wilcox Enterprises, Inc. (“B&W”) $30 million of additional Tranche A-4 last out term loans pursuant to Amendment No. 20 (“Amendment No. 20”) to the Credit Agreement, dated May 11, 2015 (as amended to date, the “B&W Credit Agreement”) with Bank of America, N.A., as administrative agent and lender, and the other lenders party thereto. The Company is a lender with respect to B&W’s existing last out term loans under the Credit Agreement. Kenneth Young, our President, is the Chief Executive Officer of B&W. Pursuant to Amendment No. 20, B&W and the lenders, including the Company, also agreed upon a term sheet pursuant to which B&W would undertake a refinancing transaction on or prior to May 11, 2020 (the “Refinancing”) and B&W and the lenders, including the Company, would amend and restate the Credit Agreement on the terms specified therein. On January 31, 2020, B&W also entered into a letter agreement with the Company (the “Backstop Commitment Letter”) pursuant to which the Company agreed to fund any shortfall in the $200 million of new debt or equity financing required as part of the terms of the Refinancing to the extent such amounts have not been raised from third parties on the same terms contemplated by the Refinancing. On May 14, 2020, the Company provided B&W with another $30,000 of last-out term loans pursuant to a further amendments to B&W’s credit agreement, which also included future commitments for the Company to loan B&W $40.0 million on various dates starting in November 2020 and a limited guaranty by the Company of B&W’s obligations under the amended credit facility.

On August 10, 2020, the Company entered into a project specific indemnity rider (the “Indemnity Rider”) in favor of Berkley Insurance Company and/or Berkley Regional Insurance Company (collectively, “Berkley”) to a general agreement of indemnity made by B&W in favor of Berkley (the Indemnity Agreement”). Pursuant to the Indemnity Rider, the Company agreed to indemnify Berkley in connection with a default by B&W under the Indemnity Agreement relating to a $30.0 million payment and performance bond issued by Berkley in connection with a construction project undertaken by B&W. In consideration for providing the Indemnity Rider, B&W paid the Company $0.6 million on August 26, 2020.

Franchise Group Commitments and Loan Participant Guaranty

PSP Commitment

On January 23, 2021, we committed up to $400.0 million aggregate principal amount of unsecured debt financing, consisting of $100.0 million of secured debt financing, and $300.0 million of unsecured debt financing, to affiliates of Franchise Group, Inc. (collectively, “FRG”) in connection with FRG’s acquisition of Pet Supplies Plus (“PSP”). We are in the process of arranging financing for FRG’s PSP acquisition and to the extent needed we will fund any shortfall in the debt financing up to the $400.0 million commitment.

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

B. Riley Principal Merger Corp. II LOI Backstop Commitment

B. Riley Principal Merger Corp. II (“BRPM II”) was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. BRPM II entered into an agreement and plan of merger (the “Merger Agreement”) to acquire Eos Energy Storage LLC, a Delaware limited liability company, a privately held company that is not related to the Company (the “Acquisition”). In order to help meet the condition under the Merger Agreement that BRPM II maintain a certain level of cash available upon the closing (before taking into account certain transaction expenses), the Company entered into an Equity Commitment Letter with BRPM II and B. Riley Principal Sponsor Co. II, LLC, pursuant to which the Company committed to provide up to $40.0 million in equity financing at closing, less the number of shares of BRPM II’s common stock already issued pursuant to subscription agreements entered into with investors prior to the closing. The Acquisition closed on November 17, 2020 and the Company’s equity commitment thereby terminated.

Except as disclosed above, we have no material obligations, assets or liabilities which would be considered off-balance sheet arrangements and do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, established for the purpose of facilitating off-balance sheet arrangements.

Other Commitment

On June 19, 2020, the Company participated in a loan facility agreement to provide a total loan commitment up to 33,000 EUROS to a retailer in Europe.  The Company made an initial funding of 6,600 EUROS in July 2020. No additional borrowings have been made since the initial funding, leaving unused future commitments available of up to 26,400 EUROS as of December 31, 2020.

Dividends

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. On February 25, 2021, the Board of Directors announced an increase to the regular quarterly dividend from $0.375 per share to $0.50 per share. On February 25, 2021, the Company declared a regular quarterly dividend of $0.50 per share and a special dividend of $3.00 per share, which will be paid on or about March 24, 2021 to stockholders of record as of March 10, 2021. During the years ended December 31, 2020 and 2019, we paid cash dividends on our common stock of $38.8 million and $41.1 million, respectively. On October 28, 2020, the Board of Directors announced an increase to the regular quarterly dividend from $0.30 per share to $0.375 per share. On October 28, 2020, the Company declared a regular quarterly dividend of $0.375 per share, which was paid on November 24, 2020 to stockholders of record as of November 10, 2020. On July 30, 2020, the Board of Directors announced an increase to the regular quarterly dividend from $0.25 per share to $0.30 per share. On July 30, 2020, the Company declared a regular quarterly dividend of $0.30 per share and a special dividend of $0.05 per share which was paid on August 28, 2020 to stockholders of record as of August 14, 2020. On May 8, 2020, we declared a quarterly dividend of $0.25 per share which was paid on June 10, 2020 to stockholders of record as of June 1, 2020. On March 3, 2020, the Board of Directors announced an increase to the regular quarterly dividend from $0.175 per share to $0.25 per share. While it is the Board’s current intention to make regular dividend payments of $0.50 per share each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

A summary of our common stock dividend activity for the years ended December 31, 2020 and 2019 was as follows:

Date Declared	Date Paid	Stockholder Record Date	Regular Dividend Amount	Special Dividend Amount	Total Dividend Amount
October 28, 2020	November 24, 2020	November 10, 2020	$0.375	$0.000	$0.375
July 30, 2020	August 28, 2020	August 14, 2020	0.300	0.050	0.350
May 8, 2020	June 10, 2020	June 1, 2020	0.250	0.000	0.250
March 3, 2020	March 31, 2020	March 17, 2020	0.250	0.100	0.350
October 30, 2019	November 26, 2019	November 14, 2019	0.175	0.475	0.650
August 1, 2019	August 29, 2019	August 15, 2019	0.175	0.325	0.500
May 1, 2019	May 29, 2019	May 15, 2019	0.080	0.180	0.260
March 5, 2019	March 26, 2019	March 19, 2019	0.080	0.000	0.080

Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July and October. On January 9, 2020, the Company declared a cash dividend of $0.4296875 per Depositary Share, which was paid on January 31, 2020 to holders of record as of the close of business on January 21, 2020. On April 13, 2020, the Company declared a cash dividend of $0.4296875 per Depositary Share, which was paid on April 30, 2020 to holders of record as of the close of business on April 23, 2020. On July 7, 2020, the Company declared a cash dividend of $0.4296875 per Depositary Share, which was paid on July 31, 2020 to holders of record as of the close of business on July 21, 2020. On October 8, 2020, the Company declared a cash dividend of $0.4296875 per Depositary Share, which was paid on October 31, 2020 to holders of record as of the close of business on October 21, 2020. On January 11, 2021, the Company declared a cash dividend of $0.4296875 per Depositary Share, which was paid on January 29, 2021 to holders of record as of the close of business on January 21, 2021.

Holders of Series B Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July and October.  On October 8, 2020, the Company declared a cash dividend of $0.29193 per Depositary Share, which was paid on October 31, 2020 to holders of record as of the close of business on October 21, 2020. On January 11, 2021, the Company declared a cash dividend of $0.4609375 per Depositary Share, which was paid on January 29, 2021 to holders of record as of the close of business on January 21, 2021.

Contractual Obligations

The following table sets forth aggregate information about our contractual obligations as of December 31, 2020 and the periods in which payments are due:

	Payments due by period
	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 years
	(Dollars in thousands)
Contractual Obligations
Operating lease obligations	$73,688	$11,775	$21,340	$19,492	$21,081
Notes payable	38,272	37,896	376	—	—
Term loan	75,000	19,000	32,000	24,000	—
Senior notes payable, including interest	1,091,760	47,197	340,993	294,283	409,287
Total	$1,278,720	$115,868	$394,709	$337,775	$430,368

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

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for certain items such as valuation of securities, reserves for accounts receivable, the carrying value of intangible assets and goodwill, the fair value of mandatorily redeemable noncontrolling interests and accounting for income tax valuation allowances, recovery of contract assets and sales returns and allowances. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. Coming into 2021, the full impact of the COVID-19 outbreak continues to evolve, as countries across the world manage repeated waves of the pandemic and vaccines come to market. The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the success of vaccines in slowing or halting the pandemic. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy continue to be highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted, the Company’s results of operations, financial position and cash flows may be materially adversely affected.

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

Revenues from contracts with customers in the Capital Markets segment, Auction and Liquidation segment, Financial Consulting segment, Principal Investments – United Online and magicJack segment and Brands segment are primarily comprised of the following:

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

Financial Consulting Segment - Revenues in the Financial Consulting segment are primarily comprised of fees earned from providing bankruptcy, financial advisory, forensic accounting, real estate consulting and valuation and appraisal services. Fees earned from bankruptcy, financial advisory, forensic accounting and real estate consulting services are rendered to clients over time as work progresses on the engagement and services are delivered to the client. Fees may also include success and performance based fees which are recognized as revenue when the performance obligation is no longer constrained and it is not probable that the revenue recognized would be subject to significant reversal in a future period. Revenues for valuation and appraisal services are recognized when the performance obligation is completed and is generally at the point in time upon delivery of the report to the customer. Revenues in the Financial Consulting segment also include contractual reimbursable costs.

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

Revenues from access rights renewals and mobile apps represents revenues from customers purchasing rights to access our servers beyond the access right period included in a magicJack device or magicJack service. The extended access right ranges from one to five years. These fees charged to customers are initially deferred and recognized as revenue ratably over the extended access right period. Revenues from access rights granted to users of the magicJack Apps are recognized ratably over the access right period.

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

Brands Segment– Licensing revenue results from various license agreements that provide revenue based on guaranteed minimum royalty amounts and advertising/marketing fees with additional royalty revenue based on a percentage of defined sales. Guaranteed minimum royalty amounts are recognized as revenue on a straight-line basis over the full contract term. Royalty payments exceeding the guaranteed minimum amounts in a specific contract year are recognized only subsequent to when the guaranteed minimum amount has been achieved. Other licensing fees are recognized at a point in time once the performance obligations have been satisfied.

Payments received as consideration for the grant of a license are recorded as deferred revenue at the time payment is received and recognized ratably as revenue over the term of the license agreement. Advanced royalty payments are recorded as deferred revenue at the time payment is received and recognized as revenue when earned. Revenue is not recognized unless collectability is probable.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses inherent in our accounts receivable portfolio. In establishing the required allowance, management utilizes the expected loss model. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The bad debt expense is included as a component of selling, general and administrative expenses in the accompanying consolidated statements of income.

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

When testing goodwill for impairment, in accordance with ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, the Company made a qualitative assessment of the impact of the COVID-19 outbreak on goodwill and other intangible assets. Based on the Company’s qualitative assessments during 2020, the Company concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of the reporting units exceeded their carrying values and no impairments were identified.

The Company reviews the carrying value of its amortizable intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. During the year ended December 31, 2020, the Company determined that the COVID-19 outbreak was a triggering event for testing the indefinite-lived tradenames in the Brands segment during the first quarter and again in the second quarter and determined that the indefinite-lived tradenames in the Brands segment were impaired. As a result, the Company recognized impairment charges of $12,500, during the year ended December 31, 2020, which are included in restructuring charge in the Company’s consolidated statements of income. During the year ended December 31, 2019, the Company recognized no impairment of intangibles.

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

Share-Based Compensation. The Company’s share based payment awards principally consist of grants of restricted stock and restricted stock units. Share based payment awards also include grants of membership interests in the Company’s majority owned subsidiaries. The grants of membership interests consist of percentage interests in the Company’s majority owned subsidiaries as determined at the date of grant. In accordance with the accounting guidance share based payment awards are classified as either equity or a liability. For equity-classified awards, the Company measures compensation cost for the grant of membership interests at fair value on the date of grant and recognizes compensation expense in the consolidated statement of income over the requisite service or performance period the award is expected to vest.

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

Recent Accounting Standards

See Note 2(ab) to the accompanying financial statements for recent accounting standards we have not yet adopted and recently adopted.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We periodically use derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain loans receivable and Auction and Liquidation engagements with operations outside the United States. During the year ended December 31, 2020, our use of derivatives consisted of the purchase of forward exchange contracts in the amount of 12,700 Euros, of which 6,700 Euros were settled. As of December 31, 2020, forward exchange contracts in the amount of 6,000 Euros were outstanding. The Company did not use any derivative contracts during the year ended December 31, 2019.

The forward exchange contracts were entered into to improve the predictability of cash flows related to a retail store liquidation engagement and a loan receivable. The net loss from forward exchange contracts was $285 during the year ended December 31, 2020. This amount is reported as a component of selling, general and administrative expenses in the consolidated statements of income.

We transact business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Transaction (losses) gains were ($639), ($238) and 1,294, during the years ended December 31, 2020, 2019 and 2018, respectively. These amounts are included in selling, general and administrative expenses in our consolidated statements of income.

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

The primary objective of our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income we receive from investments without significantly increasing risk. To achieve these objectives, our investments allow us to maintain a portfolio of cash equivalents, short-term investments through a variety of securities owned that primarily includes common stocks, loans receivable and investments in partnership interests. Our cash and cash equivalents through December 31, 2020 included amounts in bank checking and liquid money market accounts. We may be exposed to interest rate risk through trading activities in convertible and fixed income securities as well as U.S. Treasury securities, however, based on our daily monitoring of this risk, we believe we currently have limited exposure to interest rate risk in these activities.

Foreign Currency Risk

The majority of our operating activities are conducted in U.S. dollars. Revenues generated from our foreign subsidiaries totaled $48.3 million for the year ended December 31, 2020 or less than 5.3% of our total revenues of $902.8 million during the year ended December 31, 2020. The financial statements of our foreign subsidiaries are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (loss). Transaction gains (losses), which were included in our consolidated statements of income, amounted to a loss of $0.6 million and a loss of $0.2 million during the years ended December 31, 2020 and 2019, respectively. We may be exposed to foreign currency risk; however, our operating results during the year ended December 31, 2020 included $48.3 million of revenues from our foreign subsidiaries and a 10% appreciation of the U.S. dollar relative to the local currency exchange rates would result in less than $5.0 million increase in our operating income and a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net decrease in our operating income of less than $5.0 million for the year ended December 31, 2020.

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

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that as of December 31, 2020 our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Our independent registered public accounting firm, Marcum LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2020, as stated in their report which is included in the Financial Statements of this Annual Report on Form 10-K.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2020.

Item 11. EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2020.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2020.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2020.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2020.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements. The Company’s Consolidated Financial Statements as of December 31, 2020 and 2019 and for each of the three years in the year ended December 31, 2020 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements and the effectiveness of internal control over financial reporting of the Company are hereby filed as part of this report, beginning on page F-1.

2.	Financial Statement Schedules.

Financial Statement Schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included in the consolidated financial statements or the notes thereto.

(b)	Exhibits and Index to Exhibits, below.

(c)	Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated as of May 4, 2016, by and among the registrant, Unify Merger Sub, Inc., and United Online, Inc.	8-K	2.1	5/6/2016

2.2+	Amended and Restated Agreement and Plan of Merger, dated as of March 15, 2017, and effective as of February 17, 2017, by and among FBR & Co., the registrant and BRC Merger Sub, LLC.	S-4/A (File No. 333-216763)	Appendix A	5/1/2017

2.3+	Merger Agreement, dated as of May 17, 2017, by and among the registrant, Foxhound Merger Sub, Inc., Wunderlich Investment Company, Inc. and the Stockholder Representative.	8-K	2.1	5/18/2017

2.4+	Agreement and Plan of Merger, dated as of November 9, 2017, by and among the registrant, B. R. Acquisition Ltd. and magicJack VocalTec Ltd.	8-K	2.1	11/9/2017

2.5	Amendment No. 1, dated May 8, 2018, to the Agreement and Plan of Merger, dated November 9, 2017, by and among B. Riley Financial, Inc., B. R. Acquisition Ltd. and magicJack VocalTec Ltd.	8-K	2.2	11/20/2018

2.6	Limited Waiver and Agreement, dated as of November 9, 2018, by and between B. Riley Financial, Inc. and magicJack VocalTec Ltd.	8-K	2.3	11/20/2018

2.7+	Membership Interest Purchase Agreement, dated as of October 11, 2019 by and among B. Riley Financial, Inc., B. Riley Brand Management LLC, BR Brand Acquisition LLC and BR Brand Holdings LLC.	8-K	2.1	11/1/2019+

3.1	Amended and Restated Certificate of Incorporation, as amended, dated as of August 17, 2015.	10-Q	3.1	8/3/2018

3.2	Amended and Restated Bylaws, dated as of November 6, 2014.	10-Q	3.6	11/6/2014

3.3	Certificate of Designation designating the 6.875% Series A Cumulative Perpetual Preferred Stock of B. Riley Financial, Inc.	8-K	3.1	10/7/2019

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
3.4	Certificate of Designation designating the 7.375% Series B Cumulative Perpetual Preferred Stock of B. Riley Financial, Inc.	8-K	3.1	9/4/2020

4.1	Form of common stock certificate.	10-K	4.1	3/30/2015

4.2	Base Indenture, dated as of November 2, 2016, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	11/2/2016

4.3	Second Supplemental Indenture, dated as of May 31, 2017, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	5/31/2017

4.4	Form of 7.50% Senior Note due 2027 (included in Exhibit 4.3).	8-K	4.1	5/31/2017

4.5	Third Supplemental Indenture, dated as of December 13, 2017, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	12/13/2017

4.6	Form of 7.25% Senior Note due 2027 (included in Exhibit 4.5).	8-K	4.1	12/13/2017

4.7	Fourth Supplemental Indenture, dated as of May 17, 2018, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	5/17/2018

4.8	Form of 7.375% Senior Note due 2023 (included in Exhibit 4.7).	8-K	4.2	5/17/2018

4.9	Fifth Supplemental Indenture, dated as of September 11, 2018, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	9/11/2018

4.10	Form of 6.875% Senior Note due 2023 (included in Exhibit 4.9).	8-K	4.2	9/11/2018

4.11	Second Supplemental Indenture, dated as of September 23, 2019, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	4.3	9/23/2019

4.12	Form of 6.50% Senior Note due 2026 (included in Exhibit 4.11).	8-K	4.4	9/23/2019

4.13	Deposit Agreement, dated October 7, 2019, among B. Riley Financial, Inc., Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, with respect to B. Riley Financial, Inc.’s 6.875% Series A Cumulative Perpetual Preferred Stock.	8-K	4.1	10/7/2019

4.14	Form of Specimen Certificate representing the 6.875% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share, of B. Riley Financial, Inc.	8-K	4.2	10/7/2019

4.15	Form of Depositary Receipt.	8-K	4.3	10/7/2019

4.16	Third Supplemental Indenture, dated as of February 12, 2020, by and between the Company and The Bank of New York Mellon Trust Company National Association, as Trustee.	8-K	4.4	2/12/2020

4.17	Form of 6.375% Senior Note due 2025 (included in Exhibit 4.16).	8-K	4.4	2/12/2020

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
4.18	Deposit Agreement, dated September 4, 2020, among B. Riley Financial, Inc., Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, with respect to B. Riley Financial, Inc.’s 7.375% Series B Cumulative Perpetual Preferred Stock	8-K	4.1	9/4/2020

4.19	Form of Specimen certificate representing the 7.375% Series B Cumulative Perpetual Preferred Stock, par value $0.0001 per share, of B. Riley Financial, Inc.	8-K	4.2	9/4/2020

4.20	Form of Depositary Receipt.	8-K	4.3	9/4/2020

4.21	Fourth Supplemental Indenture, dated as of January 25, 2021, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.5	1/25/2021

4.22	Form of 6.00% Senior Note due 2028	8-K	4.6	1/25/2021

4.23*	Description of Registered Securities

10.1	Security Agreement, dated as of October 21, 2008, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association (Successor to Wells Fargo Retail Finance, LLC).	10-Q	10.8	8/31/2009

10.2	Escrow Agreement, dated as of July 31, 2009, by and among Alternative Asset Management Acquisition Corp., the registrant, Andrew Gumaer, as the Member Representative, and Continental Stock Transfer & Trust Company.	8-K	10.6	8/6/2009

10.3#	Form of Director and Officer Indemnification Agreement.	8-K	10.11	8/6/2009

10.4	Loan and Security Agreement (Accounts Receivable & Inventory Line of Credit), dated as of May 17, 2011, by and between BFI Business Finance and Great American Group Advisory & Valuation Services, LLC.	8-K	10.1	5/26/2011

10.5	Second Amended and Restated Credit Agreement, dated as of July 15, 2013, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association.	8-K	10.1	7/19/2013

10.6	Third Amended and Restated Guaranty, dated as of July 15, 2013, by and between the registrant and Great American Group, LLC, in favor of Wells Fargo Bank, National Association.	8-K	10.2	7/19/2013

10.7	Uncommitted Liquidation Finance Agreement, dated as of March 19, 2014, by and among GA Asset Advisors Limited, each special purpose vehicle affiliated to GA Asset Advisors Limited which accedes to such agreement, and Burdale Financial Limited.	8-K	10.1	3/25/2014

10.8	Master Guarantee and Indemnity, dated as of March 19, 2014, by and among GA Asset Advisors Limited, the registrant, Great American Group, LLC, Great American Group WF, LLC, Burdale Financial Limited and Wells Fargo Bank, National Association.	8-K	10.2	3/25/2014

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
10.9	First Amendment to Credit Agreement and Limited Consent and Waiver, dated as of May 28, 2014, by and among Wells Fargo Bank, National Association, Great American Group WF, LLC, Great American Group, Inc. and Great American Group, LLC.	10-Q	10.8	8/14/2014

10.10	Third Amendment to Credit Agreement, dated as of February 5, 2015, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association.	10-Q	10.7	5/7/2015

10.11	Fourth Amendment to Credit Agreement, dated as of February 19, 2015, by and between Great American Group WF, LLC, GA Retail, Inc. and Wells Fargo Bank, National Association.	10-Q	10.8	5/7/2015

10.12#	Amended and Restated 2009 Stock Incentive Plan.	10-Q	10.1	8/11/2015

10.13#	Amended and Restated 2009 Stock Incentive Plan – Form of Restricted Stock Unit Agreement.	10-Q	10.2	8/11/2015

10.14#	Amended and Restated 2009 Stock Incentive Plan – Stock Bonus Program and Form of Stock Bonus Award Agreement.	10-Q	10.3	8/11/2015

10.15#	Employment Agreement, dated as of April 13, 2015, by and between the registrant and Alan N. Forman.	10-Q	10.4	8/11/2015

10.16#	B. Riley Financial, Inc. Management Bonus Plan.	8-K	10.1	8/18/2015

10.17	Fifth Amendment to Credit Agreement, dated June 10, 2016, by and among Great American Group WF, LLC, GA Retail, Inc. and Wells Fargo Bank, National Association.	10-Q	10.1	8/5/2016

10.18	Sixth Amendment and Joinder under Credit Facility among Great American Group WF, LLC and Wells Fargo Bank, National Association as Lender October 5, 2016.	10-Q	10.1	11/14/2016

10.19	Seventh Amendment to Credit Agreement, dated as of April 21, 2017, by and among Great American Group WF, LLC, GA Retail, Inc., GA Retail Canada, ULC, Wells Fargo Bank, National Association and Wells Fargo Capital Finance Corporation Canada.	8-K	10.1	4/27/2017

10.20	Warrant Agreement, dated as of July 3, 2017, by and between the registrant and Continental Stock Transfer & Trust Company.	8-K	10.1	7/5/2017

10.21#	Registration Rights Agreement, dated as of July 3, 2017, by and among the registrant and the persons listed on the signature pages thereto.	8-K	10.4	7/5/2017

10.22#	Employment Agreement, dated as of January 1, 2018, by and between the registrant and Bryant R. Riley.	8-K	10.1	1/5/2018

10.23#	Employment Agreement, dated as of January 1, 2018, by and between the registrant and Thomas J. Kelleher.	8-K	10.2	1/5/2018

10.25#	Employment Agreement, dated as of January 1, 2018, by and between the registrant and Phillip J. Ahn.	8-K	10.4	1/5/2018

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
10.26#	Employment Agreement, dated as of January 1, 2018, by and between the registrant and Alan N. Forman.	10-K	10.42	3/14/2018

10.27	Debt Conversion and Purchase and Sale Agreement, dated January 12, 2018, by and among the registrant, bebe stores, inc. and The Manny Mashouf Living Trust.	8-K	10.1	1/16/2018

10.28#	Employment Agreement, dated as of July 10, 2018, by and between the registrant and Kenneth M. Young.	8-K	10.1	7/16/2018

10.29#	Employment Agreement, dated as of July 10, 2018, by and between B. Riley FBR, Inc. and Andrew Moore.	8-K	10.2	7/16/2018

10.30#	Amendment No. 1 to Employment Agreement, dated as of July 10, 2018, by and between the registrant and Bryant R. Riley.	8-K	10.3	7/16/2018

10.31#	Amendment No. 1 to Employment Agreement, dated as of July 10, 2018, by and between the registrant and Thomas Kelleher.	8-K	10.4	7/16/2018

10.32#	2018 Employee Stock Purchase Plan.	8-K	10.1	7/31/2018

10.33	Credit Agreement, dated December 19, 2018.	8-K	10.1	12/27/2018

10.34	First Amendment to Credit Agreement and Joinder, dated February 1, 2019	8-K	10.2	2/7/2019

10.35	Second Amendment to Credit Agreement, dated December 31, 2020	8-K	10.1	1/6/2021

10.36	Security and Pledge Agreement, dated December 19, 2018.	8-K	10.2	12/27/2018

10.37	Unconditional Guaranty and Pledge Agreement by B. Riley Principal Investments, LLC, dated December 19, 2018.	8-K	10.3	12/27/2018

10.38	Unconditional Guaranty by the registrant, dated December 19, 2018.	8-K	10.3	12/27/2018

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
10.39	Commitment Letter, dated as of February 14, 2020, by and between the Company and Franchise Group, Inc.	10-Q	10.1	5/11/2020

10.40	Loan Participant Guaranty, dated as of February 19, 2020, by the Company in favor of the Loan Participant	10-Q	10.2	5/11/2020

10.41	CIBC Guaranty, dated as of February 14, 2020, by the Company in favor of CIBC Bank USA, as administrative agent	10-Q	10.3	5/11/2020

10.42	Amendment No. 20 to Credit Agreement, dated as of January 31, 2020, by and among Babcock & Wilcox Enterprises, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto, including the Company	10-Q	10.4	5/11/2020

10.43	Backstop Commitment Letter, dated as of January 31, 2020, by and between the Company and Babcock & Wilcox Enterprises, Inc. ^	10-Q	10.5	5/11/2020

10.44	Amendment and Restatement Agreement, dated as of May 14, 2020, among B&W, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto, including the Company§	10-Q	10.1	8/3/2020

10.45	Fee Letter, dated as of May 14, 2020, among the Company and B&W	10-Q	10.2	8/3/2020

10.46	Fee and Interest Equitization Agreement, dated May 14, 2020, between the Company, B. Riley FBR, and B&W	10-Q	10.3	8/3/2020

10.47	Termination Agreement, dated as of May 14, 2020, the Company and B&W and acknowledged by Bank of America, N.A. with respect to the Backstop Commitment Letter	10-Q	10.4	8/3/2020

10.48	Limited Guaranty Agreement, dated as of May 14, 2020, among the Company, B&W and Bank of America, N.A	10-Q	10.5	8/3/2020

10.49	Limited Waiver, Joinder and Amendment Number Two to Credit Agreement, dated as of May 1, 2020, by and among Franchise Group New Holdco, LLC, Franchise Group Intermediate Holdco, LLC, each of its subsidiaries named therein, the lenders named therein, GACP Finance Co., LLC, as administrative agent, and Kayne Solutions Fund, L.P., as collateral agent^	10-Q	10.6	8/3/2020

10.50	Joinder and Amendment Number Three to ABL Credit Agreement, dated as of May 1, 2020, by and among Franchise Group New Holdco, LLC, Franchise Group Intermediate Holdco, LLC, each of its subsidiaries named therein, the lenders named therein, and GACP Finance Co., LLC, as administrative agent and collateral agent^	10-Q	10.7	8/3/2020

10.51#	Amendment to Amended and Restated 2009 Stock Incentive Plan.	10-Q	10.4	11/1/2019

21.1*	Subsidiary List

23.1*	Consent of Marcum LLP

31.1*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
31.2*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.3*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Securities and Exchange Commission upon request.
#	Management contract or compensatory plan or arrangement.
§	The Company has omitted certain information contained in this exhibit pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and, if publicly disclosed, would likely cause competitive harm to the Company. Certain schedules and annexes to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or annex will be furnished to the U.S. Securities and Exchange Commission or its staff upon request.
^	Pursuant to Item 601(b)(10) of Regulation S-K, certain annexes to the agreement have not been filed herewith. The registrant agrees to furnish supplementally a copy of any omitted annex to the Securities and Exchange Commission upon request.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B. Riley Financial, Inc.

Date: March 3, 2021	/s/ PHILLIP J. AHN
(Phillip J. Ahn, Chief Financial Officer and Chief Operating Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ BRYANT R. RILEY	Co-Chief Executive Officer	March 3, 2021
(Bryant R. Riley)	Chairman of the Board
(Principal Executive Officer)

/s/ THOMAS J. KELLEHER	Co-Chief Executive Officer	March 3, 2021
(Thomas J. Kelleher)	Director

/s/ PHILLIP J. AHN	Chief Financial Officer	March 3, 2021
(Phillip J. Ahn)	Chief Operating Officer
(Principal Financial Officer)

/s/ HOWARD E. WEITZMAN	Chief Accounting Officer	March 3, 2021
(Howard E. Weitzman)	(Principal Accounting Officer)

/s/ ROBERT D’AGOSTINO	Director	March 3, 2021
(Robert D’Agostino)

/s/ ROBERT L. ANTIN	Director	March 3, 2021
(Robert L. Antin)

/s/ MICHAEL J. SHELDON	Director	March 3, 2021
(Michael J. Sheldon)

/s/ MIMI WALTERS	Director	March 3, 2021
(Mimi Walters)

/s/ RANDALL PAULSON	Director	March 3, 2021
(Randall Paulson)

/s/ MIKEL H. WILLIAMS	Director	March 3, 2021
(Mikel H. Williams)

B. RILEY FINANCIAL, INC.

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

B. Riley Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of B. Riley Financial, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 3, 2021, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Brands Indefinite-lived Tradenames

Description of the Matter

At December 31, 2020, the Company’s tradenames were valued at $125 million. Indefinite-lived intangible assets are tested for impairment at least annually or when events occur that indicate impairment could exist. As more fully described in Note 8 to the consolidated financial statements, during the first and second quarters of fiscal 2020, the Company identified the market effects of the COVID-19 pandemic as an economic indicator requiring interim assessments. As a result of these assessments, the Company recognized an impairment charge of $12.5 million on the indefinite-lived tradenames in the Brands segment for the year ended December 31, 2020.

Subjective and challenging judgment is required by management in determining the assumptions and the valuation methodology in estimating the fair value of the Brands segment indefinite-lived tradenames. Auditing management’s impairment model for indefinite-lived tradenames was complex and required judgment due to the significant assumptions such as the revenue growth rates, long-term growth rate, effective tax rate, projected EBITDA margin, and discount rates. These assumptions are affected by expectations about future economic and industry factors.

How We Addressed the Matter in Our Audit

Procedures performed to address this critical audit matter included the following. We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to evaluate indefinite-lived intangible assets for impairment. For example, we tested management’s review controls over the significant assumptions described above as well as over the data used in the valuation analyses. We also obtained an understanding, evaluated the test of design effectiveness, and tested the operating effectiveness of controls over the Company’s process of developing expectations for Brands and comparing recorded amounts to those expectations.

With assistance from our valuation specialists, we evaluated the reasonableness of the valuation methodology and significant assumptions, including pre-tax required rate of debt, effective tax rate, beta, WACC, and long-term growth rate used in the model. In addition, the valuation specialists assisted in testing certain inputs utilized by comparing them to similar companies in the industry. We also performed a sensitivity analysis of the significant assumptions to evaluate the changes in the fair value of the tradename intangible assets that would result from changes in the assumptions; compared the revenue growth rates used in the valuation to current industry and economic trends; developed an independent expectation for comparison to management’s estimated revenue and expenses; and evaluated audit evidence from events or transactions occurring after the measurement date for comparison to management’s estimate.

Valuation of Certain Level 3 Investments

Description of the Matter

The Company estimates the fair value of certain investments and loans receivable utilizing valuation models with unobservable inputs. Unlike Level 1 and 2 inputs, Level 3 inputs are unobservable, supported by little or no market activity, and are significant to the fair value of certain investments and loans receivable. At December 31, 2020, the Company had investments of $539,981,000 utilizing Level 3 inputs.

Subjective and challenging judgment is required by management to determine the assumptions and valuation methodology to record financial assets at their fair value using Level 3 inputs. Auditing management’s models to determine the fair value of certain investments and loans receivable was complex and required judgment, particularly when evaluating inputs such as discount rates, projected EBITDA, multiples of EBITDA, projected revenue, multiples of revenue, and expected annualized volatility rates. These assumptions are affected by expectations about future economic and industry factors as well as estimates of the investee’s future growth.

How We Addressed the Matter in Our Audit

Procedures performed to address this critical audit matter included obtaining an understanding of the control environment, evaluating the design effectiveness, and testing the operating effectiveness of controls over the Company’s process to establish a valuation methodology and determine assumptions used in valuation models to record financial assets at their fair value. For example, we tested management’s review controls over the significant assumptions described above as well as over the data used in the valuation models.

With assistance from our valuation specialists, we evaluated the reasonableness of the valuation methodology and significant assumptions; tested inputs for reasonableness, including discount rates, projected EBITDA, multiples of EBITDA, projected revenue, multiples of revenue, and expected annualized volatility rates; and corroborated with audit evidence from external sources or comparisons to other companies in the industry. We tested the Company's process used to develop the revenue and EBITDA projections and evaluated audit evidence from events or transactions occurring after the measurement date for comparison to management’s estimate.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2009.

New York, NY

March 3, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

B. Riley Financial, Inc.

Opinion on Internal Control over Financial Reporting

We have audited B. Riley Financial, Inc.'s (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2020 and 2019 and the related consolidated statements of income, comprehensive income, equity, and cash flows and the related notes for each of the three years in the period ended December 31, 2020 of the Company, and our report dated March 3, 2021 expressed an unqualified opinion on those financial statements.

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

/s/ Marcum LLP

Marcum LLP

New York, NY

March 3, 2021

PART IV. FINANCIAL INFORMATION

Item 15. Financial Statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except par value)

	December 31, 2020	December 31, 2019
Assets
Assets:
Cash and cash equivalents	$103,602	$104,268
Restricted cash	1,235	471
Due from clearing brokers	7,089	23,818
Securities and other investments owned, at fair value	777,319	408,213
Securities borrowed	765,457	814,331
Accounts receivable, net	46,518	46,624
Due from related parties	986	5,832
Advances against customer contracts	200	27,347
Loans receivable, at fair value (includes $295,809 from related parties at December 31, 2020)	390,689	43,338
Loans receivable, at cost (includes $157,080 from related parties at December 31, 2019)	—	225,848
Prepaid expenses and other assets	87,262	81,808
Operating lease right-of-use assets	48,799	47,809
Property and equipment, net	11,685	12,727
Goodwill	227,046	223,697
Other intangible assets, net	190,745	220,525
Deferred tax assets, net	4,098	31,522
Total assets	$2,662,730	$2,318,178
Liabilities and Equity
Liabilities:
Accounts payable	$2,722	$4,477
Accrued expenses and other liabilities	168,478	130,714
Deferred revenue	68,651	67,121
Deferred tax liabilities, net	34,248	—
Due to related parties and partners	327	1,750
Due to clearing brokers	13,672	—
Securities sold not yet purchased	10,105	41,820
Securities loaned	759,810	810,495
Mandatorily redeemable noncontrolling interests	4,700	4,616
Operating lease liabilities	60,778	61,511
Notes payable	37,967	38,167
Loan participations sold	17,316	12,478
Term loan	74,213	66,666
Senior notes payable, net	870,783	688,112
Total liabilities	2,123,770	1,927,927

Commitments and contingencies (Note 17)
B. Riley Financial, Inc. stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 3,971 and 2,349 shares issued and outstanding as of December 31, 2020 and 2019, respectively; liquidation preference of $99,260 and $58,723 as of December 31, 2020 and 2019, respectively.		—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 25,777,796 and 26,972,332 issued and outstanding as of December 31, 2020 and 2019, respectively.	3	3
Additional paid-in capital	310,326	323,109
Retained earnings	203,080	39,536
Accumulated other comprehensive loss	(823)	(1,988)
Total B. Riley Financial, Inc. stockholders’ equity	512,586	360,660
Noncontrolling interests	26,374	29,591
Total equity	538,960	390,251
Total liabilities and equity	$2,662,730	$2,318,178

The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollars in thousands, except share data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Services and fees	$667,069	$460,493	$392,080
Trading income (loss) and fair value adjustments on loans	104,018	106,463	(8,004)
Interest income - Loans and securities lending	102,499	77,221	38,277
Sale of goods	29,135	7,935	638
Total revenues	902,721	652,112	422,991
Operating expenses:
Direct cost of services	60,451	58,824	34,754
Cost of goods sold	12,460	7,575	800
Selling, general and administrative expenses	428,537	385,219	310,508
Restructuring charge	1,557	1,699	8,506
Impairment of tradenames	12,500	—	—
Interest expense - Securities lending and loan participations sold	42,451	32,144	23,039
Total operating expenses	557,956	485,461	377,607
Operating income	344,765	166,651	45,384
Other income (expense):
Interest income	564	1,577	1,326
(Loss) income from equity investments	(623)	(1,431)	7,986
Interest expense	(65,249)	(50,205)	(33,393)
Income before income taxes	279,457	116,592	21,303
Provision for income taxes	(75,440)	(34,644)	(4,903)
Net income	204,017	81,948	16,400
Net (loss) income attributable to noncontrolling interests	(1,131)	337	891
Net income attributable to B. Riley Financial, Inc.	205,148	81,611	15,509
Preferred stock dividends	4,710	264	—
Net income available to common shareholders	$200,438	$81,347	$15,509

Basic income per common share	$7.83	$3.08	$0.60
Diluted income per common share	$7.56	$2.95	$0.58

Weighted average basic common shares outstanding	25,607,278	26,401,036	25,937,305
Weighted average diluted common shares outstanding	26,508,397	27,529,157	26,764,856

The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$204,017	$81,948	$16,400
Other comprehensive income (loss):
Change in cumulative translation adjustment	1,165	173	(1,627)
Other comprehensive income (loss), net of tax	1,165	173	(1,627)
Total comprehensive income	205,182	82,121	14,773
Comprehensive (loss) income attributable to noncontrolling interests	(1,131)	337	891
Comprehensive income attributable to B. Riley Financial, Inc.	$206,313	$81,784	$13,882

The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

(Dollars in thousands, except share data)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, January 1, 2018	—	$—	26,569,462	$2	$259,980	$6,582	$(534)	$(184)	$265,846
Issuance of common stock for acquisition of GlassRatner Advisory & Capital Group LLC	—	—	405,817	—	8,050	—	—	—	8,050
ESPP shares issued and vesting of restricted stock, net of shares withheld for employer taxes	—	—	682,442	—	(3,731)	—	—	—	(3,731)
Common shares cancelled - resolution of escrow claim	—	—	(21,233)	—	—	—	—	—	—
Common stock repurchased and retired	—	—	(1,033,133)	—	(18,703)	—	—	—	(18,703)
Share based payments	—	—	—	—	13,042	—	—	—	13,042
Dividends on common stock ($0.74 per share)	—	—	—	—	—	(20,512)	—	—	(20,512)
Net income	—	—	—	—	—	15,509	—	786	16,295
Foreign currency translation adjustment	—	—	—	—	—	—	(1,627)	—	(1,627)
Balance, December 31, 2018	—	$—	26,603,355	$2	$258,638	$1,579	$(2,161)	$602	$258,660
Common stock issued	—	—	2,248	—	63	—	—	—	63
Preferred stock issued	2,349	—	—	—	56,566	—	—	—	56,566
Issuance of common stock warrant for purchase of BR Brand Holdings, LLC	—	—	—	—	990	—	—	—	990
ESPP shares issued and vesting of restricted stock, net of shares withheld for employer taxes	—	—	604,661	1	(2,014)	—	—	—	(2,013)
Common stock repurchased and retired	—	—	(237,932)	—	(4,273)	—	—	—	(4,273)
Warrants repurchased and retired	—	—	—	—	(2,777)	—	—	—	(2,777)
Share based payments	—	—	—	—	15,916	—	—	—	15,916
Dividends on common stock ($1.49 per share)	—	—	—	—	—	(43,390)	—	—	(43,390)
Dividends on preferred stock ($114.58 per share)	—	—	—	—	—	(264)	—	—	(264)
Net income	—	—	—	—	—	81,611	—	337	81,948
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(721)	(721)
Noncontrolling interest from purchase of BR Brand Holdings, LLC	—	—	—	—	—	—	—	29,373	29,373
Foreign currency translation adjustment	—	—	—	—	—	—	173	—	173
Balance, December 31, 2019	2,349	$—	26,972,332	$3	$323,109	$39,536	$(1,988)	$29,591	$390,251
Preferred stock issued	1,622	—	—	—	39,455	—	—	—	39,455
ESPP shares issued and vesting of restricted stock, net of shares withheld for employer taxes	—	—	1,358,212	—	(22,578)	—	—	—	(22,578)
Common stock repurchased and retired	—	—	(2,552,748)	—	(48,248)	—	—	—	(48,248)
Share based payments	—	—	—	—	18,588	—	—	—	18,588
Dividends on common stock ($1.325 per share)	—	—	—	—	—	(36,894)	—	—	(36,894)
Dividends on preferred stock ($1,718.75 per share)	—	—	—	—	—	(4,710)	—	—	(4,710)
Net income (loss)	—	—	—	—	—	205,148	—	(1,131)	204,017
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,690)	(2,690)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	604	604
Foreign currency translation adjustment	—	—	—	—	—	—	1,165	—	1,165
Balance, Year Ended December 31, 2020	3,971	$—	25,777,796	$3	$310,326	$203,080	$(823)	$26,374	$538,960

The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$204,017	$81,948	$16,400
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	19,369	19,048	13,809
Provision for doubtful accounts	3,385	2,126	1,308
Share-based compensation	18,588	15,916	13,042
Fair value adjustments, non-cash	21,954	12,258	—
Non-cash interest and other	(16,810)	(12,267)	4,068
Effect of foreign currency on operations	(460)	(78)	(916)
Loss (income) from equity investments	623	1,431	(7,986)
Dividends from equity investments	1,343	3,194	2,628
Deferred income taxes	61,619	10,874	1,990
Impairment of leaseholds and intangibles, lease loss accrual and gain on disposal of fixed assets	14,107	(286)	4,142
Gain on extinguishment of debt	(1,556)	—	—
Income allocated and fair value adjustment for mandatorily redeemable noncontrolling interests	1,230	1,220	1,222
Change in operating assets and liabilities:
Amounts due to/from clearing brokers	30,401	13,920	(6,259)
Securities and other investments owned	(331,759)	(178,023)	(128,217)
Securities borrowed	48,873	117,015	(124,257)
Accounts receivable and advances against customer contracts	24,488	(33,927)	(12,948)
Prepaid expenses and other assets	4,423	9,588	(24,395)
Accounts payable, accrued payroll and related expenses, accrued expenses and other liabilities	31,301	32,553	3,559
Amounts due to/from related parties and partners	3,423	(4,781)	4,705
Securities sold, not yet purchased	(31,715)	4,197	9,332
Deferred revenue	1,530	(3,098)	(564)
Securities loaned	(50,685)	(120,026)	127,151
Net cash provided by (used in) operating activities	57,689	(27,198)	(102,186)
Cash flows from investing activities:
Purchases of loans receivable	(207,466)	(343,811)	(38,794)
Repayments of loans receivable	90,083	159,186	—
Sale of loan receivable to related party	1,800	—	—
Proceeds from loan participations sold	6,900	31,806	—
Repayment of loan participations sold	(2,233)	(18,911)	—
Asset acquisition - BR Brand, net of cash acquired $2,160	—	(114,912)	—
Acquisition of magicJack, net of cash acquired $53,875	—	—	(89,240)
Acquisition of other businesses	(1,500)	—	(4,000)
Proceeds from sale of division of magicJack	—	6,196	—
Purchases of property, equipment and intangible assets	(2,045)	(3,461)	(5,432)
Proceeds from sale of property, equipment and intangible assets	1	513	37
Purchases of equity investments	(13,986)	(33,391)	(16,640)
Distributions from equity investments	—	18,195	—
Net cash used in investing activities	(128,446)	(298,590)	(154,069)
Cash flows from financing activities:
Proceeds from asset based credit facility	—	140,439	300,000
Repayment of asset based credit facility	(37,096)	(103,343)	(300,000)
Proceeds from notes payable	—	—	51,020
Repayment of notes payable	(357)	(478)	(51,713)
Payment of participating note payable and contingent consideration	(4,250)	(4,250)	—
Proceeds from term loan	75,000	10,000	80,000
Repayment of term loan	(67,266)	(22,734)	—
Proceeds from issuance of senior notes	186,796	281,924	258,997
Redemption of senior notes	(1,829)	(52,154)	—
Payment of debt issuance costs	(3,359)	(3,425)	(7,260)
Payment of employment taxes on vesting of restricted stock	(22,578)	(2,022)	(3,731)
Common dividends paid	(38,792)	(41,138)	(22,684)
Preferred dividends paid	(4,710)	(264)	—
Repurchase of common stock	(48,248)	(4,273)	(18,703)
Repurchase of warrants	—	(2,777)	—
Distribution to noncontrolling interests	(3,826)	(1,958)	(1,067)
Contributions from noncontrolling interests	604	—	—
Proceeds from offering common stock	—	63	—
Proceeds from offering preferred stock	39,455	56,566	—
Net cash provided by financing activities	69,544	250,176	284,859
(Decrease) increase in cash, cash equivalents and restricted cash	(1,213)	(75,612)	28,604
Effect of foreign currency on cash, cash equivalents and restricted cash	1,311	73	(860)
Net increase (decrease) in cash, cash equivalents and restricted cash	98	(75,539)	27,744
Cash, cash equivalents and restricted cash, beginning of year	104,739	180,278	152,534
Cash, cash equivalents and restricted cash, end of year	$104,837	$104,739	$180,278

Supplemental disclosures:
Interest paid	$98,595	$75,625	$50,103
Taxes paid	$2,368	$8,649	$6,497

The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS OPERATIONS

B. Riley Financial, Inc. and its subsidiaries (collectively, the “Company”) provide investment banking and financial services to corporate, institutional and high net worth clients, and asset disposition, financial consulting, appraisal and capital advisory services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional services firms throughout the United States, Australia, Canada, and Europe and consumer Internet access and cloud communication services through its wholly-owned subsidiaries United Online, Inc. (“UOL” or “United Online”) and magicJack VocalTec Ltd. (“magicJack”). The Company acquired a majority ownership interest in BR Brands Holding, LLC (“BR Brands” or “Brands”) on October 28, 2019, which provides licensing of trademarks.

During the fourth quarter of 2020, the Company realigned its segment reporting structure to reflect organizational management changes. Under the new structure, the valuation and appraisal businesses are reported in the Financial Consulting segment and our bankruptcy, financial advisory, forensic accounting, and real estate consulting businesses that were previously reported in the Capital Markets segment are now reported as part of the Financial Consulting segment. In conjunction with the new reporting structure, the Company recast its segment presentation for all periods presented.

The Company operates in five operating segments: (i) Capital Markets, through which the Company provides investment banking, corporate finance, securities lending, restructuring, research, sales and trading and wealth management services to corporate, institutional and high net worth clients; (ii) Auction and Liquidation, through which the Company provides auction and liquidation services to help clients dispose of assets that include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property; (iii) Financial Consulting, through which the Company provides bankruptcy, financial advisory, forensic accounting, real estate consulting and valuation and appraisal services; (iv) Principal Investments - United Online and magicJack, through which the Company provides consumer Internet access and related subscription services from United Online and cloud communication services primarily through the magicJack devices; and (v) Brands, which is focused on generating revenue through the licensing of trademarks.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”).  In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.  Coming into 2021, the full impact of the COVID-19 outbreak continues to evolve, as countries across the world manage repeated waves of the pandemic and vaccines come to market.  The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the success of vaccines in slowing or halting the pandemic.  These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy continue to be highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted, the Company’s results of operations, financial position and cash flows may be materially adversely affected.

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

(b) Use of Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expense during the reporting period. Estimates are used when accounting for certain items such as valuation of securities, allowance for doubtful accounts, the fair value of intangible assets and goodwill, the fair value of mandatorily redeemable noncontrolling interests, fair value of share based arrangements and accounting for income tax valuation allowances, recovery of contract assets and sales returns and allowances. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

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

Revenues from contracts with customers in the Capital Markets segment, Auction and Liquidation segment, Financial Consulting segment, Principal Investments – United Online and magicJack segment and Brands segment are primarily comprised of the following:

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

Revenues from other sources in the Capital Markets segment is primarily comprised of (i) interest income from loans receivable and securities lending activities, (ii) related net trading gains and losses from market making activities, the commitment of capital to facilitate customer orders and fair value adjustments on loans, (iii) trading activities from the Company’s principal investments in equity and other securities for the Company’s account, and (iv) other income.

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

Financial Consulting segment – Revenues in the Financial Consulting segment are primarily comprised of fees earned from providing bankruptcy, financial advisory, forensic accounting, real estate consulting and valuation and appraisal services. Fees earned from bankruptcy, financial advisory, forensic accounting and real estate consulting services are rendered to clients over time as work progresses on the engagement and services are delivered to the client. Fees may also include success and performance based fees which are recognized as revenue when the performance obligation is no longer constrained and it is not probable that the revenue recognized would be subject to significant reversal in a future period. Revenues for valuation and appraisal services are recognized when the performance obligation is completed and is generally at the point in time upon delivery of the report to the customer. Revenues in the Financial Consulting segment also include contractual reimbursable costs.

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

Revenues from access rights renewals and mobile apps represents revenues from customers purchasing rights to access the Company’s servers beyond the access right period included in a magicJack device or magicJack service. The extended access right ranges from one to five years. These fees charged to customers are initially deferred and recognized as revenue ratably over the extended access right period. Revenues from access rights granted to users of the magicJack Apps are recognized ratably over the access right period.

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

Brands segment – Licensing revenue results from various license agreements that provide revenue based on guaranteed minimum royalty amounts and advertising/marketing fees with additional royalty revenue based on a percentage of defined sales. Guaranteed minimum royalty amounts are recognized as revenue on a straight-line basis over the full contract term. Royalty payments exceeding the guaranteed minimum amounts in a specific contract year are recognized only subsequent to when the guaranteed minimum amount has been achieved.  Other licensing fees are recognized at a point in time once the performance obligations have been satisfied.

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

(e) Interest Expense - Securities Lending Activities and Loan Participations Sold

Interest expense from securities lending activities is included in operating expenses related to operations in the Capital Markets segment. Interest expense from securities lending activities is incurred from equity and fixed income securities that are loaned to the Company and totaled $40,490, $30,739 and $23,039 for the years ended December 31, 2020, 2019 and 2018, respectively. Loan participations sold as of December 31, 2020 and 2019 totaled $17,316 and $12,478, respectively. Interest expense from loan participations sold totaled $1,961 and $1,405 for the years ended December 31, 2020 and 2019, respectively.

(f) Concentration of Risk

Revenues in the Capital Markets, Financial Consulting, Principal Investments - United Online and magicJack and Brands segments are currently primarily generated in the United States. Revenues in the Auction and Liquidation segment are primarily generated in the United States, Australia, Canada and Europe.

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

(g) Advertising Expenses

The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $3,013, $1,903 and $2,727 for the years ended December 31, 2020, 2019 and 2018, respectively. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying consolidated statements of income.

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

In June 2018, the Company adopted the 2018 Employee Stock Purchase Plan (“Purchase Plan”) which allows eligible employees to purchase common stock through payroll deductions at a price that is 85% of the market value of the common stock on the last day of the offering period. In accordance with the provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”), the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. For the years ended December 31, 2020, 2019 and 2018, the Company recognized compensation expense of $377, $322 and $132, respectively, related to the Purchase Plan. At December 31, 2020, there were 502,326 shares reserved for issuance under the Purchase Plan.

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

(k) Restricted Cash

As of December 31, 2020, restricted cash included $764 of cash collateral for foreign exchange contracts and $471 of collateral related to one of the Company’s telecommunication suppliers. As of December 31, 2019, restricted cash balance is $471 related to one of the Company’s telecommunication suppliers.

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

(n) Accounts Receivable

Accounts receivable represents amounts due from the Company’s Auction and Liquidation, Financial Consulting, Capital Markets, Principal Investments - United Online and magicJack and Brands customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes the expected loss model. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company’s bad debt expense and changes in the allowance for doubtful accounts for the years ended December 31, 2020 and 2019 are included in Note 6.

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

(p) Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under finance leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Depreciation and amortization expense on property and equipment was $3,632, $5,202 and $4,674 for the years ended December 31, 2020, 2019 and 2018, respectively.

(q) Loans Receivable

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

Loans receivable, at fair value totaled $390,689 and $43,338 at December 31, 2020 and 2019, respectively. The loans have various maturities through December 2024. As of December 31, 2020, and 2019, the historical cost of loans receivable accounted for under the fair value option was $405,064 and $32,578, respectively, which included principal balances of $416,401 and $32,691 and unamortized costs, origination fees, premiums and discounts, totaling $11,337 and $113, respectively. During the year ended December 31, 2020, the Company recorded unrealized losses of $22,033 on the loans receivable, at fair value, which is included in trading income (losses) and fair value adjustments on loans on the consolidated statement of income.

Prior to the adoption of the new credit loss standard effective January 1, 2020, at December 31, 2019 loans receivable, at historical cost totaled $225,848. Loans receivable, at cost were reported at their outstanding principal balances of $232,118 net of $6,270 of unearned income, and loan origination costs which includes unamortized deferred fees and costs on originated loans, and for purchased loans, net of any unamortized premiums or discounts.

The Company may periodically provide limited guarantees to third parties for loans that are made to investment banking and lending customers.  At December 31, 2020, the Company has provided limited guarantees with respect to the Franchise Group, Inc. (collectively with all of its affiliates, “FRG”) as further described in Note 21 and Babcock & Wilcox Enterprises, Inc. (“B&W”) as further described in Note 17(c).  In accordance with the new credit loss standard, the Company evaluates the need to record an allowance for credit losses for these loan guarantees since they have off-balance sheet credit exposures.  At December 31, 2020, the Company has not recorded any provision for credit losses on the FRG and B&W guarantees since the underlying guaranteed loans are senior to most of the outstanding debt of FRG and B&W and the Company believes that there is sufficient collateral to protect the Company from any credit loss exposure.  The maximum amount of credit exposure related to these limited guarantees is approximately $195,000.

Interest income on loans receivable is recognized based on the stated interest rate of the loan on the unpaid principal balance plus the amortization of any costs, origination fees, premiums and discounts and is included in interest income - loans and securities lending on the consolidated statement of income. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income over the lives of the related loans. Unearned income, discounts and premiums are amortized to interest income using a level yield methodology.

(r) Securities and Other Investments Owned and Securities Sold Not Yet Purchased

Securities owned consist of equity securities including, common and preferred stocks, warrants, and options; corporate bonds; other fixed income securities including, government and agency bonds; loans receivable valued at fair value; and investments in partnerships. Securities sold, but not yet purchased represents obligations of the Company to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing prices. Changes in the value of these securities are reflected currently in the results of operations.

As of December 31, 2020 and 2019, the Company’s securities and other investments owned and securities sold not yet purchased at fair value consisted of the following securities:

	December 31,	December 31,
	2020	2019
Securities and other investments owned:
Equity securities	$697,288	$353,162
Corporate bonds	3,195	19,020
Other fixed income securities	1,913	8,414
Partnership interests and other	74,923	27,617
	$777,319	$408,213

Securities sold not yet purchased:
Equity securities	$4,575	$5,360
Corporate bonds	4,288	33,436
Other fixed income securities	1,242	3,024
	$10,105	$41,820

(s) Goodwill and Other Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with the accounting guidance which requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill includes the excess of the purchase price over the fair value of net assets acquired in business combinations and the acquisition of noncontrolling interests. ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment). Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. The Company operates five reporting units, which are the same as its reporting segments described in Note 22. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

When testing goodwill for impairment, in accordance with ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, the Company made a qualitative assessment of the impact of the COVID-19 outbreak on goodwill and other intangible assets. Based on the Company’s qualitative assessments during 2020, the Company concluded that a positive assertion can be made from the qualitative assessment that it is more likely than not that the fair value of the reporting units exceeded their carrying values and no impairments were identified.

The Company reviews the carrying value of its amortizable intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. During the year ended December 31, 2020, the Company determined that the COVID-19 outbreak was a triggering event for testing the indefinite-lived tradenames in the Brands segment during the first quarter and again in the second quarter and determined that the indefinite-lived tradenames in the Brands segment were impaired. As a result, the Company recognized impairment charges of $12,500, during the year ended December 31 2020, which are included as an impairment of tradenames in the Company’s consolidated statement of income. During the year ended December 31, 2019, the Company recognized no impairment of intangibles.

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

The Company’s securities and other investments owned and securities sold and not yet purchased are comprised of equity securities including, common and preferred stocks, warrants, and options corporate bonds; other fixed income securities including, government and agency bonds; loans receivable valued at fair value; and investments in partnerships. Investments in equity securities that are based on quoted prices in active markets are included in Level 1 of the fair value hierarchy. The Company also holds nonpublic equity securities for which there is little or no public market and fair value is determined by management on a consistent basis. For investments where little or no public market exists, management’s determination of fair value is based on the best available information which may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration various factors including earnings history, financial condition, recent sales prices of the issuer’s securities and liquidity risks. These investments are included in Level 3 of the fair value hierarchy. Investments in partnership interests include investments in private equity partnerships that primarily invest in equity securities, bonds, and direct lending funds. The Company also invests in priority investment funds and the underlying securities held by these funds are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. The Company’s partnership and investment fund interests are valued based on the Company’s proportionate share of the net assets of the partnerships and funds; the value for these investments are derived from the most recent statements received from the general partner or fund administrator. These partnership and investment fund interests are valued at net asset value (“NAV”) and are excluded from the fair value hierarchy in the table below in accordance with ASC “Topic 820: Fair Value Measurements.” At December 31, 2020 and 2019, partnership and investment fund interests valued at NAV of $74,923 and $27,617, respectively, are included in securities and other investments owned in the accompanying consolidated balance sheets.

Securities and other investments owned also include investments in nonpublic entities that do not have a readily determinable fair value and do not report NAV per share. These investments are accounted for using a measurement alternative under which they are measured at cost and adjusted for observable price changes and impairments. Observable price changes result from, among other things, equity transactions for the same issuer executed during the reporting period, including subsequent equity offerings or other reported equity transactions related to the same issuer. For these transactions to be considered observable price changes of the same issuer, we evaluate whether these transactions have similar rights and obligations, including voting rights, distribution preferences, conversion rights, and other factors, to the investments we hold. Any investments adjusted to their fair value by applying the measurement alternative are disclosed as nonrecurring fair value measurements, including the level in the fair value hierarchy that was used. We had no investments measured at fair value on a nonrecurring basis for the years ended December 31, 2020 and 2019. At December 31, 2020, investments in nonpublic entities valued using a measurement alternative of $26,948 are included in securities and other investments owned in the accompanying consolidated balance sheets.

The fair value of mandatorily redeemable noncontrolling interests is determined based on the issuance of similar interests for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports and internal valuation models.

The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2020 and 2019.

	Financial Assets and Liabilities Measured at Fair Value
	on a Recurring Basis at December 31, 2020 Using
		Quoted prices in	Other	Significant
	Fair value at	active markets for	observable	unobservable
	December 31	identical assets	inputs	inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities and other investments owned:
Equity securities	$670,340	$521,048	$—	$149,292
Corporate bonds	3,195	—	3,195	—
Other fixed income securities	1,913	—	1,913	—
Total securities and other investments owned	675,448	521,048	5,108	149,292
Loans receivable, at fair value	390,689	—	—	390,689
Total assets measured at fair value	$1,066,137	$521,048	$5,108	$539,981

Liabilities:
Securities sold not yet purchased:
Equity securities	$4,575	$4,575	$—	$—
Corporate bonds	4,288	—	4,288	—
Other fixed income securities	1,242	—	1,242	—
Total securities sold not yet purchased	10,105	4,575	5,530	—
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,700	—	—	4,700
Total liabilities measured at fair value	$14,805	$4,575	$5,530	$4,700

	Financial Assets and Liabilities Measured at Fair Value
	on a Recurring Basis at December 31, 2019 Using
		Quoted prices in	Other	Significant
	Fair value at	active markets for	observable	unobservable
	December 31	identical assets	inputs	inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities and other investments owned:
Equity securities	$353,162	$243,911	$—	$109,251
Corporate bonds	19,020	—	19,020	—
Other fixed income securities	8,414	—	8,414	—
Total securities and other investments owned	380,596	243,911	27,434	109,251
Loans receivable, at fair value	43,338	—	—	43,338
Total assets measured at fair value	$423,934	$243,911	$27,434	$152,589

Liabilities:
Securities sold not yet purchased:
Equity securities	$5,360	$5,360	$—	$—
Corporate bonds	33,436	—	33,436	—
Other fixed income securities	3,024	—	3,024	—
Total securities sold not yet purchased	41,820	5,360	36,460	—
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,616	—	—	4,616
Total liabilities measured at fair value	$46,436	$5,360	$36,460	$4,616

As of December 31, 2020 and 2019, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $539,981 and $152,589, respectively, or 20.3% and 6.6%, respectively, of the Company’s total assets. In determining the fair value for these Level 3 financial assets, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity.

The following table summarizes the significant unobservable inputs in the fair value measurement of level 3 financial assets and liabilities by category of investment and valuation technique as of December 31, 2020:

	Fair value at
	December 31,				Weighted
	2020	Valuation Technique	Unobservable Input	Range	Average
Assets:
Equity securities	$149,292	Market approach	Multiple of EBITDA	5.50x - 8.00x	6.20x
			Multiple of PV-10	0.27x	0.27x
			Market price of related security	$0.40 - $30.15/share	$2.98
		Option pricing model	Annualized volatility	0.34 - 1.11	0.54
Loans receivable at fair value	390,689	Discounted cash flow	Market interest rate	4.9% - 37.5%	16.7%
		Market approach	Market price of related security	$0.40/share	$0.40
Total level 3 assets measured at fair value	$539,981

Liabilities:
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$4,700	Market approach	Operating income multiple	6.0x	6.0x

The changes in Level 3 fair value hierarchy during the year ended December 31, 2020 and 2019 are as follows:

	Level 3	Level 3 Changes During the Period				Level 3
	Balance at	Fair	Relating to	Purchases,	Transfer in	Balance at
	Beginning of	Value	Undistributed	Sales and	and/or out	End of
	Year	Adjustments	Earnings	Settlements	of Level 3	Period
Year Ended December 31, 2020
Equity securities	$109,251	$(4,358)	$—	$54,178	$(9,779)	$149,292
Loans receivable at fair value	43,338	(21,676)	4,052	139,127	225,848	390,689
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,616	—	84	—	—	4,700
Year Ended December 31, 2019
Equity securities	$24,577	$(4,809)	$1,424	$91,243	$(3,184)	$109,251
Loans receivable at fair value	33,731	10,999	1,621	(3,013)	—	43,338
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,633	—	(17)	—	—	4,616

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

The amounts reported in the table above for the years ended December 31, 2020 and 2019 include the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis. The carrying amounts reported in the consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value based on the short-term maturity of these instruments.

As of December 31, 2020, the senior notes payable had a carrying amount of $870,783 and fair value of $898,606. The carrying amount of the term loan approximates fair value because the effective yield of such instrument is consistent with current market rates of interest for instruments of comparable credit risk.

During the years ended December 31, 2020 and 2019, except for the impact of the intangible impairment charge as described in Note 8- Goodwill and Other Intangible Assets, there were no assets or liabilities measured at fair value on a non-recurring basis. The fair value of the indefinite-lived intangible assets was determined based on a discounted cash flow model using a rate of 13.8%.  The indefinite-lived intangible assets are level 3 assets in the fair value hierarchy. In the first quarter of 2020, certain tradenames in the Brand segment with a carrying value in the amount of $101,200 at December 31, 2019 had a fair value of $97,200 at March 31, 2020, which resulted in an impairment charge of $4,000. In the second quarter of 2020, certain tradenames in the Brands segment with a carrying value in the amount of $98,000 at March 31, 2020 had a fair value of $89,500 at June 30, 2020, which resulted in an impairment charge of $8,500.

(u) Derivative and Foreign Currency Translation

The Company periodically uses derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain loans receivable and Auction and Liquidation engagements with operations outside the United States. During the twelve months ended December 31, 2020, the Company’s use of derivatives consisted of the purchase of forward exchange contracts in the amount of 12,700 Euros, of which 6,700 Euros were settled. As of December 31, 2020, forward exchange contracts in the amount of 6,000 Euros were outstanding. The Company did not use any derivative contracts during the twelve months ended December 31, 2019.

The forward exchange contracts were entered into to improve the predictability of cash flows related to a retail store liquidation engagement and a loan receivable. The net loss from forward exchange contracts was $285 during the year ended December 31, 2020. This amount is reported as a component of selling, general and administrative expenses in the consolidated statement of income.

The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Transaction (losses) gains were ($639), ($238) and 1,294, during the years ended December 31, 2020, 2019 and 2018, respectively. These amounts are included in selling, general and administrative expenses in the Company’s consolidated statements of income.

(v) Common Stock Warrants

The Company issued 821,816 warrants to purchase common stock of the Company (the “Wunderlich Warrants”) in connection with the acquisition of Wunderlich Securities, Inc. (“Wunderlich”) on July 3, 2017. The Wunderlich Warrants entitle the holders of the warrants to acquire shares of the Company’s common stock from the Company at an exercise price of $17.50 per share, subject to, among other matters, the proper completion of an exercise notice and payment. The exercise price and the number of shares of Company common stock issuable upon exercise are subject to customary anti-dilution and adjustment provisions, which include stock splits, subdivisions or reclassifications of the Company’s common stock. On May 16, 2019, the Company repurchased 638,311 warrants for $2,777 ($4.35 per warrant). On June 11, 2020, 167,352 warrants held in escrow from the acquisition of Wunderlich were cancelled in accordance with the terms of the escrow instructions. The Wunderlich Warrants expire on July 3, 2022. As of December 31, 2020, Wunderlich Warrants to purchase 16,153 shares of common stock were outstanding.

On October 28, 2019, the Company issued 200,000 warrants to purchase common stock of the Company (the “BR Brands Warrants”) in connection with the acquisition of a majority ownership interest in BR Brand Holdings LLC. The BR Brands Warrants entitle the holders of the warrants to acquire shares of the Company’s common stock from the Company at an exercise price of $26.24 per share. One-third of the BR Brands Warrants immediately vested and became exercisable upon issuance, and the remaining two-thirds of warrants will vest and become exercisable following the first and/or second anniversaries of the closing, subject to BR Brands’ (or another related joint venture with Bluestar Alliance LLC) satisfaction of specified financial performance targets. The BR Brands warrants expire three years after the last vesting event occurs.

(w) Equity Investment

At December 31, 2020 and 2019, equity investments of $54,953 and $51,235, respectively, are included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

bebe stores, inc.

At December 31, 2020, the Company had a 39.5% ownership interest in bebe stores, inc. (“bebe”). On November 10, 2020, the Company purchased an additional 1,500,000 shares of newly issued common stock of bebe for $7,500 and increased its’ ownership interest increased from 31.5% to 39.5%. The equity ownership in bebe is accounted for under the equity method of accounting and is included in prepaid expenses and other assets in the consolidated balance sheets.

National Holdings Corporation

In 2018, the Company entered into an agreement to acquire shares of National Holdings Corporation (“National Holdings”), a Nasdaq-listed issuer, from Fortress Biotech, Inc. for an aggregate purchase price totaling approximately $22,900. The transaction was completed in two tranches. In the first tranche, which was completed in the fourth quarter of 2018, the Company acquired shares representing 24% of the total outstanding shares of National Holdings. The second tranche was completed in the first quarter of 2019. As of December 31, 2020, the Company had purchased 6,159,550 shares of National Holdings’ common stock, representing 45.2% of National Holdings’ outstanding shares, respectively, at $3.25 per share. The carrying value for the National Holdings investment is included in prepaid expenses and other assets in the consolidated balance sheets. The equity ownership in National Holdings is accounted for under the equity method of accounting.

Other Equity Investments

The Company has other equity investments, the largest being a 40% ownership interest in Lingo Management, LLC (“Lingo”) which was acquired in November 2020. The equity ownership in these other investments are accounted for under the equity method of accounting and is included in prepaid expenses and other assets in the consolidated balance sheets.

As of December 31, 2020, the carrying values of the Company’s equity investment in bebe exceeded the fair value based on the quoted market prices. In consideration of these facts, the Company evaluated its investment for impairment. The Company did not utilize bright-line tests in the evaluation. Based on the available facts and information regarding the operating results of bebe, the Company’s ability and intent to hold the investments until recovery, the relative amount of the declines, and the length of time that the fair values were less than the carrying values, the Company concluded that recognition of impairment losses in earnings was not required. However, the Company will continue to monitor the investment and it is possible that impairment losses will be recorded in earnings in future periods based on changes in facts and circumstances or intentions.

(x) Loan Participations Sold

As of December 31, 2020 and 2019, the Company has sold investments to third parties (“Participants”) that are accounted for as secured borrowings under ASC Topic 860, Transfers and Servicing. Under ASC Topic 860, a partial loan transfer does not qualify for sale accounting in order for sale treatment to be allowed. A participation or other partial loan transfer that meets the definition of a participating interest is classified as loan receivable and the portion transferred is recorded as a secured borrowing under loan participations sold in the consolidated balance sheet. The Participants are entitled to payments made by the borrower of the related loan equal to the current loan participations sold outstanding at the interest rates for the respective investment. In the event that the borrower defaults, the Participants have rights to payments from such borrower, but do not have recourse to the Company. The terms of the loan participations sold are commensurate with the terms of the related loan.

As of December 31, 2020 and 2019, the Company had entered into participation agreements for a total of $17,316 and $12,478, respectively. In addition, the interest income and interest expense related to the loan participations sold is presented gross on the consolidated statements of income.

(y) Supplemental Non-cash Disclosures

During the year ended December 31, 2020, non-cash investing activities included $11,133 non-cash conversions of equity method investments and $26,238 conversion of loans receivable to shares of stock. In connection with the purchase of a loan receivable in the amount of $61,687, the Company funded $24,434 in cash and the remaining $37,253 remains payable as a note payable at December 31, 2020. During the year ended December 31, 2020, other non-cash activities included the recognition of new operating lease right-of-use (“ROU”) assets of $8,915, the recognition of new operating lease liabilities of $8,915.

During the year ended December 31, 2019, non-cash activities included the conversion of loans receivable in the amount of $12,209 into securities and other investments owned, the recognition of new operating ROU assets of $1,032, the recognition of new operating lease liabilities of $1,032 and the issuance of warrants to purchase the Company’s stock in the amount of $990 related to the purchase of BR Brand.

(z) Reclassifications

As of December 31, 2019, loans receivable recorded at fair value of $43,338 were previously included in securities and other investments owned, at fair value. These loans receivable amounts have been reclassified and reported in loans receivable, at fair value to conform to the 2020 presentation. During the year ended December 31, 2019, trading income and fair value adjustments on loans of $106,463 were previously included in services and fees income in the capital markets segment. These trading income and fair value adjustments on loans amounts have been reclassified and reported in trading income and fair value adjustments on loans to conform to the 2020 presentation.

For the years ended December 31 2019 and 2018, $3,194 and $2,628 of dividends received from equity method investments that were previously included in cash flows from investing activities have been reclassified and included in cash flows from operating activities to conform to the 2020 presentation.

(aa) Variable Interest Entity

The Company holds interests in certain variable interest entities (“VIEs”) that are not consolidated as the Company is not the primary beneficiary. The Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion at each reporting date. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly by the Company or indirectly through related parties. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that the Company is not the primary beneficiary, a quantitative analysis may also be performed.

In 2018, the operations of GACP II, LP, a private debt investment limited partnership (the “Partnership”) commenced. The Company’s investment in the Partnership is a VIE since the unaffiliated limited partners do not have substantive kick-out or participating rights to remove the Company’s subsidiary that is the general partner managing the Partnership. The Company has determined that it is not the primary beneficiary due to the fact that its fee arrangements are considered at-market and thus not deemed to be variable interests, and it does not hold any other interests in the Partnership that are considered to be more than insignificant.

In November 2020, the Company formed Lingo Management, LLC (“Lingo”), a joint venture with an unaffiliated third party. Lingo is a VIE because the entity does not have enough equity at risk to finance its activities without additional subordinated financial support. The Company has determined that it is not the primary beneficiary because it does not have the power to direct the activities of the VIE that most significantly impact the entity’s financial performance. The Company’s variable interests in Lingo include loans receivable at fair value and an equity investment accounted for under the equity method of accounting.

The carrying value of the Company’s investments in the VIEs that were not consolidated is shown below.

	December 31, 2020	December 31, 2019
Partnership investments	$23,200	$12,780
Due from related party	63,081	12
Maximum exposure to loss	$86,281	$12,792

(ab) Recent Accounting Standards

Not yet adopted

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions for recognizing deferred taxes on investments, performing intra-period allocations, and calculating income taxes in interim periods. The ASU also adds guidance to reduce the complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The revised guidance will be applied prospectively and is effective for SEC filers for annual periods or interim periods with fiscal years beginning after December 15, 2020. Early adoption is permitted for interim or annual periods for which financial statements have not been issued. The Company is finalizing its assessment of the potential impact of this ASU and does not expect it to have any material impact on its consolidated results of operations, cash flows, financial position or disclosures.

In March 2020, FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848)” (“ASU 2020-04”), which provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate ("LIBOR"). The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in ASU 2020-04 are effective through December 31, 2022. The Company is currently assessing the potential impacts the adoption of ASU 2020-04 may have on its consolidated results of operations, cash flows, financial position or disclosures.

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

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs. The amendments in this Update clarify that an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. The Update is intended to clarify the Codification and make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The amendments in this update are effective for public business entities for fiscal periods beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is not permitted. The Company has not yet adopted this update which is effective for the Company beginning January 1, 2021. The Company has assessed the impact of this ASU and does not expect it to have any material impact on its consolidated results of operations, cash flows, financial position or disclosures.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The Update contains amendments that improve the consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section (Section 50). Many of the Amendments arose because the Board provided an option to give certain information either on the face of the financial statements or in the notes to financial statements and that option was only included in the Other Presentation Matters Section (Section 45) of the Codification. The option to disclose information in the notes to financial statements should have been codified in the Disclosure section as well as the Other Presentation Matters Section (or other Section of the Codification in which the option to disclose in the notes to financial statements appears). These amendments are not expected to change current practice but are intended to improve the Codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is included in the Disclosure Section of the Codification, thus reducing the likelihood that the disclosure requirement would be missed. The Board does not anticipate that the amendments will result in any changes to current GAAP. The amendments in the Update are effective for annual periods beginning after December 15, 2020, for public business entities. Early application of the amendments is permitted for public business entities for any annual or interim period for which financial statements have not been issued. The amendments in the Update should be applied retrospectively. The Company is finalizing its assessment of the potential impact of this ASU and does not expect it to have any material impact on its consolidated results of operations, cash flows, financial position or disclosures.

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

The B. Riley Member completed the Closing of a majority of the equity interest in BR Brands pursuant to the terms of the MIPA in exchange for (i) aggregate consideration of $116,500 in cash and (ii) warrant consideration of $990 from the issuance by the Company to Bluestar Alliance LLC (“Bluestar”), an affiliate of the BR Brand Member, of a warrant to purchase up to 200,000 shares of the Company’s common stock at an exercise price per share equal to $26.24. One-third of the shares of common stock issuable under the warrant immediately vested and become exercisable upon its issuance at the Closing, and the remaining two-thirds of such shares of common stock will vest and became exercisable following the first and/or second anniversaries of the Closing, subject to BR Brand’s (or another related joint venture with Bluestar) satisfaction of specified financial performance targets. The fair value of the non-controlling interest in the amount of $29,373 was determined based on the relative fair value of the net assets acquired. The Company incurred $570 of transaction costs in connection with the acquisition.

In connection with the Closing, (i) the BR Brands Member has caused the transfer of certain trademarks, domain names, license agreements and related assets from existing brand owners to BR Brands and (ii) the Company, Bluestar and certain of their affiliates (including the B. Riley Member and the BR Brand Member) entered into an amended and restated operating agreement for BR Brands and certain other commercial agreements.

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

Acquisition of magicJack VocalTec Ltd

On November 14, 2018, the Company completed its acquisition of magicJack VocalTec Ltd., an Israeli corporation (“magicJack”), with magicJack continuing as the surviving corporation and as an indirect subsidiary of the Company. Each outstanding share of magicJack converted into the right to receive $8.71 in cash without interest, representing approximately $143,115 in aggregate merger consideration.

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

NOTE 4—RESTRUCTURING CHARGE

The Company recorded restructuring charges in the amount of $1,557, $1,699 and $8,506 for the years ended December 31, 2020, 2019 and 2018, respectively. The restructuring charges during the year ended December 31, 2020 were primarily related to impairment of certain acquired tradename intangibles associated with the Company’s brand realignment across its subsidiary companies to provide greater external consistency and affiliation. The restructuring charges during the year ended December 31, 2019 were primarily related to severance costs for magicJack employees from a reduction in workforce and lease termination costs in the Principal Investments – United Online and magicJack segment. The restructuring charges during the year ended December 31, 2018 were primarily related to severance costs and lease loss accruals for the planned consolidation of office space related to operations in the Capital Markets segment and the rebrand of B. Riley Wealth Management.

The following tables summarize the changes in accrued restructuring charge during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Balance, beginning of year	$1,600	$3,855	$2,600
Restructuring charge	1,557	1,699	8,506
Cash paid	(901)	(4,150)	(4,667)
Non-cash items	(1,529)	196	(2,584)
Balance, end of year	$727	$1,600	$3,855

The following tables summarize the restructuring activities by reportable segment during the years ended December 31, 2020, 2019 and 2018:

	Capital Markets	Auction and Liquidation	Financial Consulting	Principal Investments - United Online and magicJack	Corporate	Total
Restructuring charges for the year ended December 31, 2020:
Impairment of intangible assets	$917	$140	$500	$—	$—	$1,557
Total restructuring charge	$917	$140	$500	$—	$—	$1,557

Restructuring charges for the year ended December 31, 2019:
Employee termination costs	$—	$—	$—	$1,594	$—	$1,594
Facility closure and consolidation charge (recovery)	(4)	—	—	109	—	105
Total restructuring charge	$(4)	$—	$—	$1,703	$—	$1,699

Restructuring charges for the year ended December 31, 2018:
Employee termination costs	$4,179	$—	$—	$338	$—	$4,517
Impairment of intangible assets	1,070	—	—	—	—	1,070
Facility closure and consolidation charge (recovery)	3,129	—	—	—	(210)	2,919
Total restructuring charge	$8,378	$—	$—	$338	$(210)	$8,506

NOTE 5—SECURITIES LENDING

The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of December 31, 2020 and 2019:

	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets (1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the consolidated balance sheets but eligible for offsetting upon counterparty default(2)	Net amounts
As of December 31, 2020
Securities borrowed	$765,457	$—	$765,457	$765,457	$—
Securities loaned	$759,810	$—	$759,810	$759,810	$—
As of December 31, 2019
Securities borrowed	$814,331	$—	$814,331	$814,331	$—
Securities loaned	$810,495	$—	$810,495	$810,495	$—

(1)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)	Includes the amount of cash collateral held/posted.

NOTE 6—ACCOUNTS RECEIVABLE

The components of accounts receivable, net, include the following:

	December 31,	December 31,
	2020	2019
Accounts receivable	$33,604	$36,385
Investment banking fees, commissions and other receivables	10,316	8,043
Unbilled receivables	5,712	3,710
Total accounts receivable	49,632	48,138
Allowance for doubtful accounts	(3,114)	(1,514)
Accounts receivable, net	$46,518	$46,624

Additions and changes to the allowance for doubtful accounts consist of the following:

	Year Ended December 31,
	2020	2019	2018
Balance, beginning of period	$1,514	$696	$800
Add: Additions to reserve	3,385	2,126	1,308
Less: Write-offs	(1,785)	(1,151)	(1,066)
Less: Recovery	—	(157)	(346)
Balance, end of period	$3,114	$1,514	$696

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	Estimated	December 31,	December 31,
	Useful Lives	2020	2019
Leasehold improvements	Shorter of the remaining lease term or estimated useful life	$10,737	$12,055
Machinery, equipment and computer software	1 to 9 years	15,650	14,873
Furniture and fixtures	3.5 to 5 years	4,128	4,305
Total		30,515	31,233
Less: Accumulated depreciation and amortization		(18,830)	(18,506)
		$11,685	$12,727

Depreciation expense was $3,632, $5,202 and $4,674 during the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $227,046 and $223,697 at December 31, 2020 and 2019, respectively.

The changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 were as follows:

	Capital Markets Segment	Auction and Liquidation Segment	Financial Consulting Segment	Principal Investments- United Online and magicJack Segment	Total
Balance as of December 31, 2018	$79,202	$1,975	$20,331	$121,860	$223,368
Goodwill acquired during the year:
magicJack purchase price adjustment	—	—	—	3,542	3,542
magicJack allocation to the sale of a division	—	—	—	(3,213)	(3,213)
Balance as of December 31, 2019	79,202	1,975	20,331	122,189	223,697
Goodwill acquired during the year:
Acquisition of other business	—	—	3,349	—	3,349
Balance as of December 31, 2020	$79,202	$1,975	$23,680	$122,189	$227,046

Intangible assets consisted of the following:

		As of December 31, 2020			As of December 31, 2019
	Useful Life	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Customer relationships	2 to 16 Years	$98,898	$40,281	$58,617	$99,008	$27,269	$71,739
Domain names	7 Years	235	148	87	233	117	116
Advertising relationships	8 Years	100	56	44	100	44	56
Internally developed software and other intangibles	0.5 to 5 Years	11,775	6,913	4,862	11,765	4,843	6,922
Trademarks	7 to 10 Years	2,850	991	1,859	4,600	1,324	3,276
Total		113,858	48,389	65,469	115,706	33,597	82,109

Non-amortizable assets:
Tradenames		125,276	—	125,276	138,416	—	138,416
Total intangible assets		$239,134	$48,389	$190,745	$254,122	$33,597	$220,525

Amortization expense was $15,737, $13,846, and $9,135 for the years ended December 31, 2020, 2019, and 2018, respectively. At December 31, 2020, estimated future amortization expense is $14,964, $14,309, $12,319, $8,378, 5,151 for the years ended December 31, 2021, 2022, 2023, 2024 and 2025, respectively. The estimated future amortization expense after December 31, 2025 is $10,348.

In the first quarter of 2020, in accordance with ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, the Company made a qualitative assessment of the impact of the COVID-19 outbreak on goodwill and other intangible assets. The Company determined that the COVID-19 outbreak was a triggering event for testing the indefinite-lived tradenames in the Brands segment and made a determination that the indefinite-lived tradenames in the Brands segment were impaired and the Company recognized an impairment charge of $4,000. As a result of the continuing impact and duration of the COVID-19 outbreak on the operations of the Brands segment, the Company determined that there was another triggering event for testing the indefinite-lived tradenames in the Brands segment and made a determination that the indefinite-lived tradenames in the Brands segment were impaired and the Company recognized an additional impairment charge of $8,500 in the second quarter of 2020. There have been no triggering events subsequent to the second quarter of 2020 for testing indefinite-lived tradenames in the Brands segment. The Company will continue to monitor the impacts of the COVID-19 outbreak in future quarters. Changes in our forecasts could cause the book values of indefinite-lived tradenames to exceed fair values which may result in additional impairment charges in future periods.

NOTE 9—LEASING ARRANGEMENTS

The Company’s operating lease assets primarily represent the lease of office space where the Company conducts its operations with the weighted average lease term of 7.2 years. The operating leases have lease terms up to eleven years. The weighted average discount rate used to calculate the present value of lease payments was 5.55% at December 31, 2020. For the years ended December 31, 2020, 2019 and 2018, the total operating lease expense was $13,434, $12,582 and $11,752, respectively. For the year ended December 31, 2020, $1,225 of operating lease expense were attributable to variable lease expenses. Operating lease expense is included in selling, general and administrative expenses in the consolidated statements of income.

For the year ended December 31, 2020, cash payments against operating lease liabilities totaled $12,901 and non-cash lease expense transactions totaled $3,314. Cash flows from operating leases are classified as net cash flows from operating activities in the accompanying consolidated statements of cash flows.

As of December 31, 2020, maturities of operating lease liabilities were as follows:

Operating
Leases
Year ending December 31:
2021	$11,775
2022	11,066
2023	10,274
2024	9,934
2025	9,558
Thereafter	21,081
Total lease payments	73,688
Less: imputed interest	(12,910)
Total operating lease liability	$60,778

At December 31, 2020, the Company did not have any significant leases executed but not yet commenced.

NOTE 10—NOTES PAYABLE

Asset Based Credit Facility

On April 21, 2017, the Company amended its credit agreement (as amended, the “Credit Agreement”) governing its asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) to increase the maximum borrowing limit from $100,000 to $200,000. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. The Credit Agreement continues to allow for borrowings under the separate credit agreement (a “UK Credit Agreement”) which was dated March 19, 2015 with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom. Such facility allows the Company to borrow up to 50 million British Pounds. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $200,000 credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(c). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The Company paid Wells Fargo Bank a closing fee in the amount of $500 in connection with the April 2017 amendment to the Credit Agreement. The interest rate for each revolving credit advance under the Credit Agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. Interest expense totaled $639, $1,503 and $4,247 for the years ended December 31, 2020, 2019 and 2018, respectively. There is no outstanding balance on this credit facility at December 31, 2020. The outstanding balance on this credit facility was $37,096 at December 31, 2019. At December 31, 2020, there were no open letters of credit outstanding.

We are in compliance with all financial covenants in the asset based credit facility at December 31, 2020.

Other Notes Payable

Notes payable include notes payable to a clearing organization for one of the Company’s broker dealers. The notes payable accrue interest at the prime rate plus 2.0% (6.75% at December 31, 2020) payable annually, maturing January 31, 2022. At December 31, 2020 and 2019, the outstanding balance for the notes payable was $714 and $1,071, respectively. Interest expense was $51, $87 and $111 for the years ended December 31, 2020, 2019 and 2018, respectively.

Also included in notes payable at December 31, 2020, was a $37,253 note payable to Garrison TNCI LLC which was assumed as part of the Company’s investment in Lingo Management LLC. The note accrued interest at 12.5% per annum and had a maturity date of March 31, 2021. During the year ended December 31, 2020, interest expense on the note was $447. The note was paid in full in January 2021.

NOTE 11—TERM LOAN

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

Under BRPAC Credit Agreement, the Company borrowed $80,000 due December 19, 2023. Pursuant to the terms of the BRPAC Credit Agreement, the Company may request additional optional term loans in an aggregate principal amount of up to $10,000 at any time prior to the first anniversary of the agreement date (the “Option Loan”) with a final maturity date of December 19, 2023. On February 1, 2019, the Credit Parties, the Closing Date Lenders, the Agent and City National Bank, as a new lender (the “New Lender”), entered into the First Amendment to the Credit Agreement and Joinder (the “First Amendment”) pursuant to which, among other things, (i) New Lender became a party to the BRPAC Credit Agreement, (ii) the New Lender extended to Borrowers the Option Loan in the amount of $10,000, (iii) the aggregate outstanding principal amount of the term loans was increased from $80,000 to $90,000; and (iv) the amortization schedule under the BRPAC was amended as set forth in the First Amendment. Additionally, in connection with the Option Loan, the Borrowers executed a term note in favor of New Lender dated February 1, 2019 in the amount of $10,000.

On December 31, 2020, the Borrowers, the Secured Guarantors, the Agent and the Lenders, entered into the Second Amendment to Credit Agreement (the “Second Amendment”) pursuant to which, among other things, (i) the Lenders agreed to make a new $75,000,000 term loan to the Borrowers, the proceeds of which the Borrowers’ used to repay the outstanding principal amount of the existing Terms Loans and Optional Loans and will use for other general corporate purposes, (ii) the Borrowers were permitted to make a one-time Permitted Distribution (as defined in the Second Amendment) in the amount of $30,000,000 on the date of the Second Amendment, (iii) the maturity date of the new Term Loans is five (5) years from the date of the Second Amendment, (iv) the interest rate margin was increased by 25 basis points as set forth in the Second Amendment, (v) the Borrowers agreed to make mandatory prepayments of the Term Loans from a portion of the Consolidated Excess Cash Flow (as defined in the Credit Agreement), (vi) the maximum Consolidated Total Funded Debt Ratio (as defined in the Credit Agreement) was increased as set forth in the Second Amendment and (vii) the Company and B. Riley Principal Investments, LLC entered into a reaffirmation of their guarantees of the Borrowers’ obligations under the Credit Agreement. Additionally, the Borrowers paid a commitment fee and an arrangement fee, each based on a percentage of the aggregate commitments, in each case upon the closing of the Second Amendment. Borrowings under the BRPAC Credit Agreement bear interest at a rate equal to (a) the LIBOR rate for Eurodollar loans, plus (b) the applicable margin rate, which ranges from 2.75% to 3.25% per annum, based upon the Borrowers’ ratio of consolidated funded indebtedness to adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) for the preceding four fiscal quarters or other applicable period. At December 31, 2020, the interest rate on the BRPAC Credit Agreement was at 3.40%.

Amounts outstanding under the Amended BRPAC Credit Agreement are due in quarterly installments commencing on March 31, 2021. Quarterly installments from March 31, 2021 to December 31, 2021 are in the amount of $4,750 per quarter, from March 31, 2022 to December 31, 2022 are in the amount of $4,250 per quarter, from March 31, 2023 to December 31, 2023 are in the amount of $3,750 per quarter, from March 31, 2024 to December 31, 2024 are in the amount of $3,250 per quarter, and from March 31, 2025 to December 31, 2025 are $2,750 per quarter.

As of December 31, 2020, and 2019, the outstanding balance on the term loan was $74,213 (net of unamortized debt issuance costs of $787) and $66,666 (net of unamortized debt issuance costs of $600), respectively. Interest expense on the term loan during the years ended December 31, 2020, and 2019, was $2,369 (including amortization of deferred debt issuance costs of $278) and $4,609 (including amortization of deferred debt issuance costs of $350), respectively.

We are in compliance with all financial covenants in the BRPAC Credit Agreement at December 31, 2020.

NOTE 12—SENIOR NOTES PAYABLE

Senior notes payable, net, is comprised of the following as of December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
7.50% Senior notes due May 31, 2027	128,156	117,954
7.25% Senior notes due December 31, 2027	122,793	120,126
7.375% Senior notes due May 31, 2023	137,454	122,140
6.875% Senior notes due September 30, 2023	115,168	105,952
6.75% Senior notes due May 31, 2024	111,170	106,589
6.50% Senior notes due September 30, 2026	134,657	124,226
6.375% Senior notes due February 28, 2025	130,942	—
	880,340	696,987
Less: Unamortized debt issuance costs	(9,557)	(8,875)
	$870,783	$688,112

During the year ended December 31, 2020, the Company issued $54,546 of senior notes with maturity dates ranging from May 2023 to December 2027 pursuant to At the Market Issuance Sales Agreements with B. Riley Securities, Inc., which governs the program of at-the-market sales of the Company’s senior notes.

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

During March 2020, the Company repurchased bonds with an aggregate face value of $3,443 for $1,829 resulting in a gain net of expenses and original issue discount of $1,556 during the year ended December 31, 2020. As part of the repurchase, the Company paid $30 in interest accrued through the date of each respective repurchase.

At December 31, 2020 and 2019, the total senior notes outstanding was $870,783 (net of unamortized debt issue costs of $9,557) and $688,112 (net of unamortized debt issue costs of $8,875) with a weighted average interest rate of 6.95% and 7.05%, respectively. Interest on senior notes is payable on a quarterly basis.  Interest expense on senior notes totaled $61,233, $43,823 and $25,428 for the three years ended December 31, 2020, 2019 and 2018, respectively.

On January 25, 2021, the Company issued $230,000 of senior notes due in January 2028 (“6.0% 2028 Notes”) pursuant to the prospectus supplement dated February 12, 2020. Interest on the 6.0% 2028 Notes is payable quarterly at 6.0%. The 6.0% 2028 Notes are unsecured and due and payable in full on January 31, 2028. In connection with the issuance of the 6.0% 2028 Notes, the Company received net proceeds of $225,746 (after underwriting commissions, fees and other issuance costs of $4,254). The Notes bear interest at the rate of 6.0% per annum.

On March 1, 2021, the Company announced its intention to redeem at par, and at its option, $128,156 of senior notes due in February 2027 (“7.50% 2027 Notes”) on March 31, 2021 pursuant to the second supplemental indenture dated May 31, 2017. The total redemption payment will include approximately $1.6 million in accrued interest.

Sales Agreement Prospectus to Issue Up to $150,000 of Senior Notes

On February 14, 2020, the Company entered into a new At Market Issuance Sales Agreement (the “February 2020 Sales Agreement”) with B. Riley Securities, governing a program of at-the-market sales of certain of the Company’s senior notes. The most recent sales agreement prospectus was filed by us with the SEC on January 28, 2021 (the “January 2021 Sales Agreement Prospectus”). This program provides for the sale by the Company of up to $150,000 of certain of the Company’s senior notes. As of December 31, 2020, the Company had $132,697 remaining availability under the February 2020 Sales Agreement.

NOTE 13—REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from contracts with customers by reportable segment for the years ended December 31, 2020 and 2019 is as follows:

	Capital Markets	Auction and Liquidation	Financial Consulting	Principal Investments - United Online and magicJack	Brands	Total
Revenues for the year ended December 31, 2020:
Corporate finance, consulting and investment banking fees	$255,022	$—	$54,051	$—	$—	$309,073
Wealth and asset management fees	78,596	—	—	—	—	78,596
Commissions, fees and reimbursed expenses	48,416	50,035	36,855	—	—	135,306
Subscription services	—	—	—	72,666	—	72,666
Service contract revenues	—	13,066	—	—	—	13,066
Advertising, licensing and other (1)	—	25,663	—	14,472	16,458	56,593
Total revenues from contracts with customers	382,034	88,764	90,906	87,138	16,458	665,300

Interest income - Loans and securities lending	102,499	—	—	—	—	102,499
Trading gains on investments	126,051	—	—	—	—	126,051
Fair value adjustment on loans	(22,033)	—	—	—	—	(22,033)
Other	30,188	—	716	—	—	30,904
Total revenues	$618,739	$88,764	$91,622	$87,138	$16,458	$902,721

(1) Includes sale of goods of $25,663 in Auction Liquidation and $3,473 in Principal Investments - United Online and magicJack.

Revenues for the year ended December 31, 2019:
Corporate finance, consulting and investment banking fees	$129,480	$—	$37,471	$—	$—	$166,951
Wealth and asset management fees	82,778	—	—	—	—	82,778
Commissions, fees and reimbursed expenses	42,503	49,849	38,821	—	—	131,173
Subscription services	—	—	—	82,088	—	82,088
Service contract revenues	—	(31,553)	—	—	—	(31,553)
Advertising, licensing and other (1)	—	4,220	—	18,774	4,055	27,049
Total revenues from contracts with customers	254,761	22,516	76,292	100,862	4,055	458,486

Interest income - Loans and securities lending	77,221	—	—	—	—	77,221
Trading gains on investments	94,205	—	—	—	—	94,205
Fair value adjustment on loans	12,258	—	—	—	—	12,258
Other	9,942	—	—	—	—	9,942
Total revenues	$448,387	$22,516	$76,292	$100,862	$4,055	$652,112

(1) Includes sale of goods of $4,220 in Auction Liquidation and $3,715 in Principal Investments - United Online and magicJack.

Revenues for the year ended December 31, 2018:
Corporate finance, consulting and investment banking fees	$105,259	$—	$12,719	$—	$—	$117,978
Wealth and asset management fees	74,510	—	—	—	—	74,510
Commissions, fees and reimbursed expenses	44,235	36,250	38,705	—	—	119,190
Subscription services	—	—	—	42,887	—	42,887
Service contract revenues	—	18,673	—	—	—	18,673
Advertising, licensing and other (1)	—	63	—	11,347	—	11,410
Total revenues from contracts with customers	224,004	54,986	51,424	54,234	—	384,648

Interest income - Loans and securities lending	38,277	—	—	—	—	38,277
Trading losses on investments	(8,004)	—	—	—	—	(8,004)
Other	8,070	—	—	—	—	8,070
Total revenues	$262,347	$54,986	$51,424	$54,234	$—	$422,991

(1)	Includes sale of goods of $63 in Auction Liquidation and $575 in Principal Investments - United Online and magicJack.

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

The following provides detailed information on the recognition of the Company’s revenues from contracts with customers:

Corporate finance, consulting and investment banking fees. Fees earned from corporate finance and investment banking services are derived from debt, equity and convertible securities offerings in which the Company acted as an underwriter or placement agent. Fees from underwriting activities are recognized as revenues when the performance obligation for the services related to the underwriting transaction is satisfied under the terms of the engagement and is not subject to any other contingencies. Fees are also earned from financial advisory and consulting services rendered in connection with client mergers, acquisitions, restructurings, recapitalizations and other strategic transactions. The performance obligation for financial advisory services is satisfied over time as work progresses on the engagement and services are delivered to the client. Fees earned from bankruptcy, financial advisory, forensic accounting and real estate consulting services are rendered to clients over time as work progresses on the engagement and services are delivered to the client. Fees may also include success and performance based fees which are recognized as revenue when the performance obligation is no longer constrained and it is not probable that the revenue recognized would be subject to significant reversal in a future period. The performance obligation for financial advisory services may also include success and performance based fees which are recognized as revenue when the performance obligation is no longer constrained and it is not probable that the revenue recognized would be subject to significant reversal in a future period. Generally, it is probable that the revenue recognized is no longer subject to significant reversal upon the closing of the investment banking transaction.

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

Advertising, licensing and other. Advertising and other revenues consist primarily of amounts from UOL’s Internet search partner that are generated as a result of users utilizing the partner’s Internet search services and amounts generated from display advertisements, the portion of revenues from the sale of magicJack devices that is allocated to hardware, as well as revenues from magicJack ancillary products and mobile broadband service devices to customers, and amounts from the sale of goods acquired in Auction and Liquidation asset purchase agreements. Advertising revenues are recognized in the period in which the advertisement is displayed or, for performance-based arrangements, when the related performance criteria are met. In determining whether an arrangement exists, the Company ensures that a written contract is in place, such as a standard insertion order or a customer-specific agreement. The Company assesses whether performance criteria have been met and whether the transaction price is determinable based on a reconciliation of the performance criteria and the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of customer-provided performance data to the contractual performance obligation and to internal or third-party performance data in circumstances where that data is available. Revenues from the hardware portion of the sale of magicJack devices are recognized upon delivery (when control transfers to the customer). Revenues from the sale of other magicJack related products are recognized at the time of sale. Sale of product revenues also include the related shipping and handling and installment fees, if applicable. Revenues from the sale of goods acquired in Auction and Liquidation asset purchase agreements are recognized when control of the product and risks of ownership has been transferred to the buyer.

Licensing revenue results from various license agreements that provide revenue based on guaranteed minimum royalty amounts and advertising/marketing fees with additional royalty revenue based on a percentage of defined sales. Guaranteed minimum royalty amounts are recognized as revenue on a straight-line basis over the full contract term. Royalty payments exceeding the guaranteed minimum amounts in a specific contract year are recognized only subsequent to when the guaranteed minimum amount has been achieved. Other licensing fees are recognized at a point in time once the performance obligations have been satisfied.

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

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligation(s) with an original expected duration exceeding one year was not material at December 31, 2020. Corporate finance and investment banking fees and retail liquidation engagement fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at December 31, 2020.

Contract Balances

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligation(s) are satisfied. Receivables related to revenues from contracts with customers totaled $46,518 and $46,624 at December 31, 2020 and 2019, respectively. The Company had no significant impairments related to these receivables during the years ended December 31, 2020 and 2019. The Company also has $5,712 and $3,710 of unbilled receivables at December 31, 2020 and 2019, respectively, and advances against customer contracts of $200 and $27,347 at December 31, 2020 and 2019, respectively. The Company’s deferred revenue primarily relates to retainer and milestone fees received from corporate finance and investment banking advisory engagements, asset management agreements, financial consulting engagements, subscription services where the performance obligation has not yet been satisfied and license agreements with guaranteed minimum royalty payments and advertising/marketing fees with additional royalty revenue based on a percentage of defined sales. Deferred revenue at December 31, 2020 and 2019 was $68,651 and $67,121, respectively. The Company expects to recognize the deferred revenue of $68,651 at December 31, 2020 as service and fee revenues when the performance obligation is met during the years December 31, 2021, 2022, 2023, 2024 and 2025 in the amount of $40,059, $11,638, $6,595, $4,330, and $2,703, respectively. The Company expects to recognize the deferred revenue of $3,326 after December 31, 2025.

During the years ended December 31, 2020 and 2019, the Company recognized revenue of $38,330 and $39,885 that was recorded as deferred revenue at the beginning of the respective year.

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

The capitalized costs to fulfill a contract were $279 and $450 at December 31, 2020 and 2019, respectively, and are recorded in prepaid expenses and other assets in the consolidated balance sheets. For the years ended December 31, 2020, 2019 and 2018, the Company recognized expenses of $405, $2,755 and $1,428 related to capitalized costs to fulfill a contract, respectively. There were no significant impairment charges recognized in relation to these capitalized costs during years ended December 31, 2020, 2019 and 2018.

NOTE 14—INCOME TAXES

The Company’s provision for income taxes consists of the following for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$4,730	$16,499	$2,117
State	3,297	6,176	284
Foreign	5,344	1,092	(352)
Total current provision	13,371	23,767	2,049
Deferred:
Federal	41,979	10,702	1,817
State	18,518	175	353
Foreign	1,572	—	684
Total deferred	62,069	10,877	2,854
Total provision for income taxes	$75,440	$34,644	$4,903

A reconciliation of the federal statutory rate of 21% to the effective tax rate for income before income taxes is as follows for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Provision for income taxes at federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.3	5.9	6.0
Transaction expenses	—	—	1.7
Noncontrolling interest tax differential	(0.1)	(0.1)	(1.2)
Employee stock based compensation	(2.2)	(0.9)	(9.9)
Other	2.0	3.8	5.4
Effective income tax rate	27.0%	29.7%	23.0%

Deferred income tax assets (liabilities) consisted of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Deferred tax assets:
Accrued liabilities and other	$2,066	$1,793
Mandatorily redeemable noncontrolling interests	1,190	1,190
Other	—	2,760
State taxes	237	—
Share based payments	—	3,441
Foreign tax and other tax credit carryforwards	1,558	1,558
Capital loss carryforward	61,315	61,945
Net operating loss carryforward	33,185	45,535
Total deferred Tax Assets	99,551	118,222

Deferred tax liabilities:
Deductible goodwill and other intangibles	(2,333)	(6,246)
State taxes	—	(2,831)
Share based payments	(434)	—
Depreciation	(112)	143
Deferred revenue	(43,631)	(222)
Other	(4,902)	—
Total deferred tax liabilities	(51,412)	(9,156)

Net deferred tax assets	48,139	109,066
Valuation allowance	(78,289)	(77,544)
Net deferred tax (liabilities) assets	$(30,150)	$31,522

Deferred tax assets, net	$4,098	$31,522
Deferred tax liabilities, net	(34,248)	—
Net deferred tax (liabilities) assets	$(30,150)	$31,522

The Company’s income before income taxes of $279,457 for the year ended December 31, 2020 includes a United States component of income before income taxes of $264,654 and a foreign component comprised of income before income taxes of $14,803. As of December 31, 2020, the Company had federal net operating loss carryforwards of $47,064 and state net operating loss carryforwards of $63,358. The Company’s federal net operating loss carryforwards will expire in the tax years commencing in December 31, 2031 through December 31, 2038, the state net operating loss carryforwards will expire in tax years commencing in December 31, 2025.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss, capital loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company’s net operating losses are subject to annual limitations in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of December 31, 2020, the Company believes that the existing net operating loss carryforwards will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided a valuation allowance. The Company does not believe that it is more likely than not that the Company will be able to utilize the benefits related to capital loss carryforwards and has provided a valuation allowance in the amount of $61,315 against these deferred tax assets.

At December 31, 2020, the Company had gross unrecognized tax benefits totaling $10,560 all of which would have an impact on the Company’s effective income tax rate, if recognized. A reconciliation of the amounts of gross unrecognized tax benefits (before federal impact of state items), excluding interest and penalties, was as follows:

Year Ended
December 31,
2020
Beginning balance	$10,156
Additions for current year tax positions	15
Additions for prior year tax positions	539
Reductions for prior year tax positions	(25)
Reductions due to lapse in statutes of limitations	(125)
Ending balance	$10,560

The Company files income tax returns in the U.S., various state and local jurisdictions, and certain other foreign jurisdictions. The Company is currently under audit by certain federal, state and local, and foreign tax authorities. The audits are in varying stages of completion. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, case law developments and closing of statutes of limitations. Such adjustments are reflected in the provision for income taxes, as appropriate. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2017 to 2020.

At December 31, 2020, the Company believes it is reasonably possible that its gross liabilities for unrecognized tax benefits may decrease by approximately $77 within the next 12 months due to expiration of statute of limitations.

The Company had accrued interest and penalties relating to uncertain tax positions of $620 and $4,696 for UOL and magicJack, respectively, for the year ended December 31, 2020 all of which was included in income taxes payable. The Company recorded a benefit of $166 for UOL related to interest and penalties for uncertain tax positions primarily due to the lapse in statute of limitations.

NOTE 15—EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Basic common shares outstanding exclude 387,365 common shares in 2019 that were held in escrow and subject to forfeiture. The 387,365 common shares held in escrow were forfeited and cancelled on June 11, 2020 to indemnify the Company for certain representations and warranties and related claims pursuant to a related acquisition agreement. Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net income per share were 1,445,301, 1,334,810 and 1,920,670 for the years ended December 31, 2020, 2019 and 2018, respectively, because to do so would have been anti-dilutive.

Basic and diluted earnings per share were calculated as follows:

	Year Ended December 31,
	2020	2019	2018
Net income attributable to B. Riley Financial, Inc.	$205,148	$81,611	$15,509
Preferred stock dividends	(4,710)	(264)	—
Net income applicable to common shareholders	$200,438	$81,347	$15,509

Weighted average common shares outstanding:
Basic	25,607,278	26,401,036	25,937,305
Effect of dilutive potential common shares:
Restricted stock units and warrants	901,119	1,082,700	677,249
Contingently issuable shares	—	45,421	150,302
Diluted	26,508,397	27,529,157	26,764,856

Basic income per common share	$7.83	$3.08	$0.60
Diluted income per common share	$7.56	$2.95	$0.58

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

The noncontrolling interests share of net income was $1,230, $1,220 and $1,222 for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 17—COMMITMENTS AND CONTINGENCIES

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

On January 5, 2017, complaints filed in November 2015 and May 2016 naming MLV & Co. (“MLV”), a broker-dealer subsidiary of B. Riley Securities (fka FBR), as a defendant in putative class action lawsuits alleging claims under the Securities Act, in connection with the offerings of Miller Energy Resources, Inc. (“Miller”) have been consolidated. The Master Consolidated Complaint, styled Gaynor v. Miller et al., is pending in the United States District Court for the Eastern District of Tennessee, and, like its predecessor complaints, continues to allege claims under Sections 11 and 12 of the Securities Act against nine underwriters for alleged material misrepresentations and omissions in the registration statement and prospectuses issued in connection with six offerings (February 13, 2013; May 8, 2013; June 28, 2013; September 26, 2013; October 17, 2013 (as to MLV only) and August 21, 2014) with an alleged aggregate offering price of approximately $151,000. The Court ordered mediation before a federal magistrate took place on August 6, 2019, with no resolution. In December 2019, the Court remanded the case to state court. In July 2020, the Company agreed to settle this matter, subject to court approval which is expected in early 2021. An accrual for the settlement is included in the accompanying consolidated financial statements.

(b) Franchise Group Commitments and Loan Participant Guaranty

PSP Commitment

On January 23, 2021, the Company committed up to $400,000 aggregate principal amount of unsecured debt financing, consisting of $100,000 of secured debt financing, and $300,000 of unsecured debt financing, to affiliates of Franchise Group, Inc. (collectively, “FRG”) in connection with FRG’s acquisition of Pet Supplies Plus (“PSP”). The Company is in the process of arranging financing for FRG’s PSP acquisition and to the extent needed the Company will fund any shortfall in the debt financing up to the $400,000 commitment.

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

(c) Babcock & Wilcox Commitments and Guarantee

On May 14, 2020, the Company entered into an agreement to provide Babcock & Wilcox Enterprises, Inc. (“B&W”) future commitments to loan B&W up to $40,000 at various dates starting in November 2020 and the Company provided a limited guaranty of B&W’s obligations under B&W’s amended credit facility as more fully described in Note 21 - Related Party Transactions.

On August 10, 2020, the Company entered into a project specific indemnity rider (the “Indemnity Rider”) in favor of Berkley Insurance Company and/or Berkley Regional Insurance Company (collectively, “Berkley”) to a general agreement of indemnity made by B&W in favor of Berkley (the Indemnity Agreement”). Pursuant to the Indemnity Rider, the Company agreed to indemnify Berkley in connection with a default by B&W under the Indemnity Agreement relating to a $29,970 payment and performance bond issued by Berkley in connection with a construction project undertaken by B&W. In consideration for providing the Indemnity Rider, B&W paid the Company fees in the amount of $600 on August 26, 2020.

(d) BRPM II Equity Commitment Letter

The Company was a party to an Equity Commitment Letter with B. Riley Principal Merger Corp. II (“BRPM II”) and B. Riley Principal Sponsor Co. II, LLC to provide $40,000 of equity financing in connection with effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, as disclosed below in Note 21 – Related Party Transactions.

(e) Other Commitments

On June 19, 2020, the Company participated in a loan facility agreement to provide a total loan commitment up to 33,000 EUROS to a retailer in Europe.  The Company made an initial funding of 6,600 EUROS in July 2020. No additional borrowings have been made since the initial funding, leaving unused future commitments available of up to 26,400 EUROS as of December 31, 2020.

NOTE 18—SHARE-BASED PAYMENTS

(a) Amended and Restated 2009 Stock Incentive Plan

Share- based compensation expense for restricted stock units under the Company’s Amended and Restated 2009 Stock Incentive Plan (the “Plan”) was $14,830, $11,626 and $5,829 for the years ended December 31, 2020, 2019 and 2018, respectively. During the year ended December 31, 2020, in connection with employee stock incentive plans the Company granted 465,711 restricted stock units with a total grant date fair value of $8,818.

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

As of December 31, 2020, the expected remaining unrecognized share-based compensation expense of $11,156 will be expensed over a weighted average period of 1.9 years.

A summary of equity incentive award activity for the years ended December 31, 2020 and 2019 was as follows:

	Shares	Weighted Average Fair Value
Nonvested at December 31, 2018	896,817	$16.94
Granted	1,857,328	10.86
Vested	(480,388)	15.02
Forfeited	(9,769)	18.94
Nonvested at December 31, 2019	2,263,988	$12.35
Granted	465,711	18.93
Vested	(1,730,734)	10.88
Forfeited	(171,743)	11.47
Nonvested at December 31, 2020	827,222	$19.29

The per-share weighted average grant-date fair value of restricted stock units granted during the years ended December 31, 2020 and 2019 was $18.93 and $10.86, respectively. During the year ended December 31, 2020, the total fair value of shares vested was $18,831, which included $11,236 in performance based restricted stock units which fully vested in December 2020. The total fair value of shares vested during the year ended December 31, 2019 was $7,215.

On February 17, 2021, 1,105,000 performance based restricted stock units were granted to certain executive and managers with a grant date fair value of $36,553.

(b) Amended and Restated FBR & Co. 2006 Long-Term Stock Incentive Plan

In connection with the acquisition of FBR & Co. on June 1, 2017, the equity awards previously granted or available for issuance under the FBR & Co. 2006 Long-Term Stock Incentive Plan (the “FBR Stock Plan”) may be issued under the Plan. During the year ended December 31, 2020, the Company granted restricted stock units representing 142,029 shares of common stock with a total grant date fair value of $2,603 under the FBR Stock Plan. The share-based compensation expense in connection with the FBR Stock Plan restricted stock awards was $3,381, $3,969 and $7,081 during the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, the expected remaining unrecognized share-based compensation expense of $3,686 will be expensed over a weighted average period of 1.8 years.

A summary of equity incentive award activity for the years ended December 31, 2020 and 2019 was as follows:

	Shares	Weighted Average Fair Value
Nonvested at December 31, 2018	689,430	$17.64
Granted	131,216	19.17
Vested	(224,086)	17.61
Forfeited	(111,527)	16.50
Nonvested at December 31, 2019	485,033	$18.33
Granted	142,029	18.33
Vested	(310,867)	17.37
Forfeited	(26,075)	19.21
Nonvested at December 31, 2020	290,120	$19.33

The per-share weighted average grant-date fair value of restricted stock units granted during the years ended December 31, 2020 and 2019 was $18.33 and $19.17, respectively. The total fair value of shares vested during the years ended December 31, 2020 and 2019 was $5,400 and $3,947, respectively.

NOTE 19—BENEFIT PLANS AND CAPITAL TRANSACTIONS

(a) Employee Benefit Plans

The Company maintains qualified defined contribution 401(k) plans, which cover substantially all of its U.S. employees. Under the plans, participants are entitled to make pre-tax contributions up to the annual maximums established by the Internal Revenue Service. The plan documents permit annual discretionary contributions from the Company. Employer contributions in the amount of $1,565 and $1,424 were made during the years ended December 31, 2020 and 2019, respectively.

In connection with the Company’s Employee Stock Purchase Plan, share based compensation was $377 and $322 for the years ended December 31, 2020 and 2019, respectively. At December 31, 2020, there were 502,326 shares reserved for issuance under the Purchase Plan.

(b) Common Stock

During the year ended December 31, 2020, the Company repurchased 2,165,383 shares of its common stock for $48,248 which represents an average price of $22.28 per common share. On July 1, 2020, the Company entered into an agreement to repurchase 900,000 shares of its common stock for $19,800 ($22.00 per common share) from one of its shareholders. In accordance with the agreement, the Company repurchased 450,000 shares for $9,900 on July 2, 2020 and the remaining 450,000 shares were repurchased for $9,900 on November 2, 2020. In addition to the repurchases of common stock, 387,365 shares of the Company’s common stock that were previously held in escrow in connection with the acquisition of a wealth management company in 2017 were forfeited and cancelled on June 11, 2020 to indemnify the Company for certain representations and warranties and related claims pursuant to a related acquisition agreement. In January and February of 2020, the Company repurchased 880,000 shares of its common stock in a block purchase from an existing stockholder as part of a privately-negotiated transaction. The Company purchased the shares at $24.4725 per share for an aggregate amount of $21,536.

On October 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $50,000 of its outstanding common shares. All share repurchases were effected on the open market at prevailing market prices or in privately negotiated transactions. The share repurchase program expired on October 31, 2019. On both October 31, 2019 and 2020, the Company’s Board of Directors authorized share repurchase programs of up to $50,000 of its outstanding common shares. During the year ended December 31, 2019, the Company repurchased 237,932 shares of commons stock for $4,272. During the year ended December 31, 2020, the Company repurchased 2,165,383 shares of common stock for $48,248. The shares repurchased under the program were retired.

On March 15, 2018, the Company was a party to a secondary stock purchase agreement with ACP BD Investments, LLC (“ACP”) which required us to purchase 950,000 shares of our common stock at $18.25 per share or approximately $17,337 in cash. The stock was repurchased from ACP on April 2, 2018 and the shares were retired.

On January 15, 2021, the Company issued 1,413,045 shares of common stock inclusive of 184,310 shares issued pursuant to the full exercise of the Underwriter’s option to purchase additional shares of common stock at a price of $46.00 per share for net proceeds of approximately $61,370 after underwriting fees and costs.

(c) Preferred Stock

On October 7, 2019, the Company closed its public offering of depositary shares (the “Depositary Shares”), each representing 1/1000th of a share of 6.875% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”). The liquidation preference of each share of Series A Preferred Stock is $25,000 ($25.00 per Depositary Share). At the closing, the Company issued 2,000 shares of Series A Preferred Stock represented by 2,000,000 Depositary Shares issued. On October 11, 2019, the Company completed the sale of an additional 300,000 Depositary Shares, pursuant to the underwriters’ full exercise of their over-allotment option to purchase additional Depositary Shares. The offering of the 2,300,000 Depository Shares generated $57,500 of gross proceeds. The Company may elect from time to time to offer the Series A Preferred Stock via ATM sales.

During the years ended December 31, 2020, and December 31, 2019, the Company issued depository shares equivalent to 232 shares and 49 shares, respectively, of the Series A Preferred Stock through ATM sales. There were 2,581 shares and 2,349 shares issued and outstanding as of December 31, 2020, and December 31, 2019, respectively. Total liquidation preference for the Series A Preferred Stock at December 31, 2020, and December 31, 2019, was $64,519 and $58,723, respectively. Dividends on the Series A preferred paid during the years ended December 31, 2019 and 2020, were $0.11458 and $1.71875 per depository share, respectively.

On September 4, 2020, the Company issued depository shares each representing 1/1000th of a share of 7.375% Series B Cumulative Perpetual Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). The Series B Preferred Stock has a liquidation preference of $25 per 1/1000 depository share or $25,000 per preferred share. As a result of the offering the Company issued 1,300 shares of Series B Preferred Stock represented by 1,300,000 depositary shares. The offering resulted in gross proceeds of approximately $32.5 million. The Company may elect from time to time to offer the Series B Preferred Stock via ATM sales.

During the year ended December 31, 2020, the Company issued depository shares equivalent to 90 shares of the Series B Preferred Stock through ATM sales. Total liquidation preference for the Series B Preferred Stock at December 31, 2020, was $34,741. Dividends on the Series B preferred paid during the year ended December 31, 2020, was $0.29193 per depository share.

The Series A Preferred Stock and the Series B Preferred Stock ranks, as to dividend rights and rights upon the Company’s liquidation, dissolution or winding up: (i) senior to all classes or series of the Company’s common stock and to all other equity securities issued by the Company other than equity securities issued with terms specifically providing that those equity securities rank on a parity with the Series A Preferred Stock or Series B Preferred Stock, (ii) junior to all equity securities issued by the Company with terms specifically providing that those equity securities rank senior to the Series A Preferred Stock and the Series B Preferred Stock with respect to payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up and (iii) effectively junior to all of the Company’s existing and future indebtedness (including indebtedness convertible into our common stock or preferred stock) and to the indebtedness and other liabilities of (as well as any preferred equity interests held by others in) the Company’s existing or future subsidiaries. Generally, the Series A Preferred Stock and the Series B Preferred Stock is not redeemable by the Company prior to October 7, 2024. However, upon a change of control or delisting event, the Company will have the special option to redeem the Series A Preferred Stock and the Series B Preferred Stock.

(d) Dividends

From time to time, the Company may decide to pay dividends which will be dependent upon our financial condition and results of operations. On February 25, 2021, the Board of Directors announced an increase to the regular quarterly dividend from $0.375 per share to $0.50 per share. On February 25, 2021, the Company declared a regular quarterly dividend of $0.50 per share and a special dividend of $3.00 per share, which will be paid on or about March 24, 20210 to stockholders of record as of March 10, 2021. During the years ended December 31, 2020 and 2019, the Company paid cash dividends on its common stock of $38,792 and $41,138, respectively. On October 28, 2020, the Board of Directors announced an increase to the regular quarterly dividend from $0.30 per share to $0.375 per share. On October 28, 2020, the Company declared a regular quarterly dividend of $0.375 per share, which was paid on November 24, 2020 to stockholders of record as of November 10, 2020. On July 30, 2020, the Board of Directors announced an increase to the regular quarterly dividend from $0.25 per share to $0.30 per share. On July 30, 2020, the Company declared a regular quarterly dividend of $0.30 per share and a special dividend of $0.05 per share which was paid on August 28, 2020 to stockholders of record as of August 14, 2020. On May 8, 2020, we declared a quarterly dividend of $0.25 per share which was paid on June 10, 2020 to stockholders of record as of June 1, 2020. On February 25, 2020, the Board of Directors announced an increase to the regular quarterly dividend from $0.175 per share to $0.25 per share. While it is the Board’s current intention to make regular dividend payments of $0.50 per share each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

A summary of our common stock dividend activity for the years ended December 31, 2020 and 2019 was as follows:

Date Declared	Date Paid	Stockholder Record Date	Regular Dividend Amount	Special Dividend Amount	Total Dividend Amount
October 28, 2020	November 24, 2020	November 10, 2020	$0.375	$0.000	$0.375
July 30, 2020	August 28, 2020	August 14, 2020	0.300	0.050	0.350
May 8, 2020	June 10, 2020	June 1, 2020	0.250	0.000	0.250
March 3, 2020	March 31, 2020	March 17, 2020	0.250	0.100	0.350
October 30, 2019	November 26, 2019	November 14, 2019	0.175	0.475	0.650
August 1, 2019	August 29, 2019	August 15, 2019	0.175	0.325	0.500
May 1, 2019	May 29, 2019	May 15, 2019	0.080	0.180	0.260
March 5, 2019	March 26, 2019	March 19, 2019	0.080	0.000	0.080

Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July and October. On January 9, 2020, the Company declared a cash dividend of $0.4296875 per Depositary Share, which was paid on January 31, 2020 to holders of record as of the close of business on January 21, 2020. On April 13, 2020, the Company declared a cash dividend of $0.4296875 per Depositary Share, which was paid on April 30, 2020 to holders of record as of the close of business on April 23, 2020. On July 7, 2020, the Company declared a cash dividend of $0.4296875 per Depositary Share, which was paid on July 31, 2020 to holders of record as of the close of business on July 21, 2020. On October 8, 2020, the Company declared a cash dividend of $0.4296875 per Depositary Share, which was paid on October 31, 2020 to holders of record as of the close of business on October 21, 2020. On January 11, 2021, the Company declared a cash dividend of $0.4296875 per Depositary Share, which was paid on January 29, 2021 to holders of record as of the close of business on January 21, 2021.

Holders of Series B Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July and October. On October 8, 2020, the Company declared a cash dividend of $0.29193 per Depositary Share, which was paid on October 31, 2020 to holders of record as of the close of business on October 21, 2020. On January 11, 2021, the Company declared a cash dividend of $0.4609375 per Depositary Share, which was paid on January 29, 2021 to holders of record as of the close of business on January 21, 2021.

Our principal sources of liquidity to finance our business is our existing cash on hand, cash flows generated from operating activities, funds available under revolving credit facilities and special purpose financing arrangements.

NOTE 20—NET CAPITAL REQUIREMENTS

B. Riley Securities and B. Riley Wealth Management (“BRWM”), the Company’s broker-dealer subsidiaries, are registered with the SEC as broker-dealers and are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company’s broker-dealer subsidiaries are subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the subsidiaries to maintain minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As of December 31, 2020, B. Riley Securities had net capital of $146,060, which was $140,101 in excess of its required net capital of $5,959; and BRWM had net capital of $4,998, which was $4,299 in excess of its required net capital of $699.

NOTE 21—RELATED PARTY TRANSACTIONS

At December 31, 2020, amounts due from related parties of $986 included $9 from GACP I, L.P. (“GACP I”) and $544 from GACP II, L.P. (“GACP II”) for management fees and other operating expenses, and $433 due from CA Global Partners (“CA Global”) for operating expenses related to wholesale and industrial liquidation engagements managed by CA Global on behalf of GA Global Partners. At December 31, 2019, amounts due from related parties of $5,832 included $145 from GACP I and $12 from GACP II for management fees and other operating expenses, $13 due from B. Riley Principal Merger Corp, a company that consummated its initial public offering on April 11, 2019, for which our wholly owned subsidiary, B. Riley Principal Sponsor Co. LLC, was the Sponsor, and $3,846 due from John Ahn, who at the time was the President of Great American Capital Partners, LLC, our indirect wholly owned subsidiary (“GACP”), pursuant to a Secured Line of Promissory Note related to a Transfer Agreement as further discussed below. During the year ended December 31, 2020, the Company sold a portion of a loan receivable to GACP for $1,800.

At December 31, 2020, the Company had sold loan participations to BRC Partners Opportunity Fund, LP (“BRCPOF”), a private equity fund managed by one of its subsidiaries, in the amount of $14,816, and recorded interest expense of $1,710 during the year ended December 31, 2020 related to BRCPOF’s loan participations. The Company also recorded commission income of $568 from introducing trades on behalf of BRCPOF during the year ended December 31, 2020. Our executive officers and members of our board of directors have a 49.6% financial interest, which includes a financial interest of Bryant Riley, our Co-Chief Executive Officer, of 39.2% in the BRCPOF at December 31, 2020.  At December 31, 2020 and December 31, 2019, the Company had outstanding loan to participations to BRCPOF in the amount of $14,816 and $12,478, respectively.

On April 1, 2019, the Company entered into a Transfer Agreement (the “Transfer Agreement”) with GACP II, a fund managed by GACP, and John Ahn, who is the brother of Phil Ahn, the Company’s Chief Financial Officer and Chief Operating Officer. The Transfer Agreement provides for among other things, the transfer to Mr. J. Ahn of 55.56% of the Company’s limited partnership interest in GACP II (the “Transferred Interest”), which represents a capital commitment in the aggregate amount of $5,000. In connection with the Transfer Agreement, the Company provided Mr. J. Ahn with a non-recourse, secured line of credit in an aggregate amount of up to $5,003 pursuant to the terms of a Secured Line of Credit Promissory Note (the “Note”) dated April 1, 2019, to fund the purchase price of the Transferred Interest. We also entered into a Security Agreement with Mr. J. Ahn on April 1, 2019, which granted to the Company a security interest in the Transferred Interest to secure Mr. J. Ahn’s obligations under the Note. The Note is subject to an interest rate per annum of 7.00%. As of December 31, 2019, the principal and accrued interest on the Note were $3,798 and $48, respectively. In June 2020, the Company entered into an investment advisory services agreement with Whitehawk Capital Partners, L.P., a limited partnership controlled by Mr. J. Ahn, (“Whitehawk”). Whitehawk has agreed to provide investment advisory services for GACP I and GACP II. In accordance with the terms of the Note, Mr. Ahn surrendered the Transferred Interest to the Company in exchange for the cancellation of the Note. During the year ended December 31, 2020, interest payments received on the Note were $121 and management fees paid for investment advisory services by Whitehawk was $1,214.

BRPM II

On May 22, 2020, the Company earned $3,275 of underwriting fees from the initial public offering of BRPM II, which was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “BRPM II IPO”). The Company has also agreed to loan BRPM II up to $300 for operating expenses. The loan is interest free and there were no amounts outstanding at December 31, 2020. On September 7, 2020, BRPM II entered into an agreement and plan of merger (the “Merger Agreement”) to acquire Eos Energy Storage LLC, a Delaware limited liability company, a privately held company that is not related to the Company (the “Acquisition”).

In order to help meet the condition under the Merger Agreement that BRPM II maintain a certain level of cash available upon the closing (before taking into account certain transaction expenses), the Company entered into an Equity Commitment Letter with BRPM II and B. Riley Principal Sponsor Co. II, LLC, pursuant to which the Company committed to provide up to $40,000 in equity financing at closing, less the number of shares of BRPM II’s common stock already issued pursuant to subscription agreements entered into with investors prior to the closing. Pursuant to the Merger Agreement and the subscription agreement in connection with the Acquisition, the equity commitment was reduced from $40,000 to $21,670 which was funded by the Company upon the closing of the Acquisition in November 2020.

BRPM 150

On February 23, 2021, the Company earned $3,000 of underwriting fees from the initial public offering of B. Riley Principal 150 Merger Corp, (“BRPM 150”), which was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “BRPM 150 IPO”). The Company has also agreed to loan BRPM 150 up to $300 for operating expenses. The loan is interest free and there were no amounts outstanding at December 31, 2020. Subsequent to December 31, 2020, the Company loaned BRPM 150 $40 which was repaid in full on March 1, 2021 using proceeds from the BRPM 150 initial public offering.

In addition to the above, the Company from time to time participates in commitments, loans and financing arrangements in respect of companies in which the Company has an equity ownership and representation on the board of directors or equivalent body. The Company may also provide consulting services or investment banking services to raise capital for these companies. These transactions can be summarized as follows:

Sonim

The Company had a loan receivable due from Sonim Technologies, Inc. (“Sonim”) that was included in loans receivable at fair value with a fair value of $9,603 at December 31, 2019. Interest on the loan was payable at 10.0% per annum with a maturity date of September 1, 2022. The original loan was made in October 2017 in connection with the Company’s initial investment in common stock and preferred stock that was purchased from Sonim’s existing shareholders. In October 2017, the Company also entered into a management services agreement with Sonim to provide advisory and consulting services for management fees of up to $200 per year. The management services agreement was terminated in September 2019.

In June 2020, Sonim repaid $4,000 of the outstanding loan balance in cash and the remaining principal amount, accrued interest and other amounts outstanding of $6,170 under the loan converted into shares of Sonim common stock at the then public offering price of shares of Sonim’s common stock.

Babcock and Wilcox

The Company has a last-out term loan receivable due from B&W that is included in loans receivable, at fair value with a fair value of $176,191 at December 31, 2020. As of December 31, 2019, the last-out term loan was included in loans receivable, at cost with a carrying value of $109,147. On January 31, 2020, the Company provided B&W with an additional $30,000 of last-out term loans pursuant to new amendments to B&W’s credit agreement. On May 14, 2020, the Company provided B&W with another $30,000 of last-out term loans pursuant to a further amendment to B&W’s credit agreement which also included future commitments for the Company to loan B&W $40,000 at various dates starting in November 2020 and a limited guaranty by the Company of B&W’s obligations under the amended credit facility, (the “Amendment Transactions”). In November 2020, an additional $10,000 was funded under the May 14, 2020 Amendment. Interest is payable quarterly at the fixed rate of 12.0% per annum in common stock of B&W at $2.28 per common share through December 31, 2020 and in cash thereafter. All of these loans were made to B&W as part of various amendments to B&W’s existing credit agreement with other lenders not related to the Company. As part of the Amendment Transactions, the Company entered into the following agreements: (i) an Amendment and Restatement Agreement, dated as of May 14, 2020, among B&W, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto, including the Company; (ii) a Fee Letter, dated as of May 14, 2020, among the Company and B&W; (iii) a Fee and Interest Equitization Agreement, dated May 14, 2020, between the Company, B. Riley Securities, and B&W; (iv) a Termination Agreement, dated as of May 14, 2020, the Company and B&W and acknowledged by Bank of America, N.A. with respect to the Backstop Commitment Letter; and (v) a Limited Guaranty Agreement, dated as of May 14, 2020, among the Company, B&W and Bank of America, N.A.

In connection with making the loan to B&W, in April 2019 the Company received warrants to purchase 1,666,667 shares of common stock of B&W with an exercise price of $0.01 per share. The option to exercise the warrants expires on April 5, 2022.

On February 12, 2021, B&W issued the Company an aggregate $35,000 in principal amount of 8.125% senior notes due 2026 in consideration for the cancellation or deemed prepayment of $35,000 principal amount of the existing Tranche A Term Loans made by the Company to B&W.

During the year ended December 31, 2020, the Company earned $2,486 of underwriting and financial advisory and other fees from B&W in connection with B&W’s capital raising activities.

One of the Company’s wholly owned subsidiaries entered into a services agreement with B&W that provided for the President of the Company to serve as the Chief Executive Officer of B&W until November 30, 2020 (the “Executive Consulting Agreement”), unless terminated by either party with thirty days written notice. The agreement was extended through December 31, 2023. Under this agreement, fees for services provided are $750 per annum, paid monthly. In addition, subject to the achievement of certain performance objectives as determined by B&W’s compensation committee of the board, a bonus or bonuses may also be earned and payable to the Company.

The Company is also a party to an Indemnity Rider with B&W, as disclosed above in Note 17 – Commitments and Contingencies.

Maven

The Company has loans receivable due from the Maven, Inc. (“Maven”) that are included in loans receivable, at fair value of $56,552 at December 31, 2020. At December 31, 2019, the Company had a loan receivable due from Maven that is included in loans receivable at fair value of $21,150 and another loan receivable from Maven that is included in loans receivable at historical cost with a carrying value of $47,933 (which is comprised of the principal balance due in the amount of $49,921, less original issue discount of $1,988). Interest on these loans is payable at 12.0% to 15.0% per annum with maturity dates through June 2022.

On October 28, 2020, in connection with a capital raise by Maven, the Company converted $3,367 of Maven notes receivable into 3,367 shares of Maven Series K Preferred stock. In November 2020, the Company earned $441 of financial advisory fees from Maven in connection with providing services with their capital raising activities. On December 30, 2020, the Company converted loans receivable with a principal value of $9,991 and accrued but unpaid interest of $2,698 into 38,376,090 shares of Maven common stock at an average price of $0.33 per share.

Franchise Group

The Company has a loan receivable due from Vitamin Shoppe, a subsidiary of FRG, (“Vitamin Shoppe”) that was included in loans receivable, at fair value with a fair value of $4,951 at December 31, 2019. Interest was payable at 13.7% per annum with a maturity date of December 16, 2022. The principal balance of $4,697 on the Vitamin Shoppe loan receivable was repaid in May 2020 and the final interest payment of $31 was paid on June 1, 2020. In the second quarter of 2020, B. Riley no longer had representation on the board of directors or the right to appoint members of the board of directors of FRG and no longer exercised significant influence over FRG. As such, FRG is no longer a related party. For the period when FRG was a related party, the Company recognized $7,160 of advisory fees from FRG in connection with FRG’s capital raising and acquisition transactions.

As of December 31, 2020, the Company is party to the commitment described under the heading “PSP Commitment” and the Loan Participant Guaranty with FRG each as disclosed above in Note 17 – Commitments and Contingencies.

Alta Equipment Group, Inc.

In December 2020, the Company earned $828 underwriting and financial advisory fees from Alta Equipment Group, Inc. (“Alta”) in connection with providing services to Alta in connection with their capital raising activities.

Dash Medical Gloves, Inc.

On March 2, 2021, the Company purchased a $2,400 minority equity interest in Dash Medical Holdings, LLC (“Dash”). The Company also loaned Dash Holding Company, Inc. (together with Dash Medical Holdings, LLC, “Dash”), $3,000 pursuant to that certain Subordinated Working Capital Promissory Note (the “Note”) and Subordination Agreement that was entered into on March 2, 2021, The Note matures in March 2027. Dash is controlled by a member of our Board of Directors.

Lingo

The Company has a loan receivable due from Lingo Management LLC included in loans receivable at fair value with a fair value of $55,066 at December 31, 2020. The term loan bears interest at 16.0% per annum with a maturity date of December 1, 2022. The term loan has a conversion option that allows the Company to convert $17,500 of the term loan to ownership shares under certain conditions. If exercised, the conversion would increase the Company’s ownership interest in Lingo from 40% to 80%.

Bebe

The Company has a loan receivable due from bebe Stores, Inc. included in loans receivable at fair value with a fair value of $8,000 at December 31, 2020. The term loan bears interest at 16.0% per annum with a maturity date of November 10, 2021.

National Holdings

On February 25, 2021, the Company completed the acquisition of National Holdings Corporation (“National”), pursuant to an agreement and plan of merger dated January 10, 2021, following the successful completion of a tender offer commenced by us on January 27, 2021. We previously owned approximately 45% of the common stock of National. Cash consideration to purchase the remaining approximately 55% of National that the Company did not own and cash consideration for the settlement of outstanding share based awards of National amounted to $35,442. The Company expects to use the purchase method of accounting for this acquisition.

NOTE 22—BUSINESS SEGMENTS

The Company’s business is classified into the Capital Markets segment, Auction and Liquidation segment, Financial Consulting segment, Principal Investments - United Online and magicJack segment and Brands segment. These reportable segments are all distinct businesses, each with a different marketing strategy and management structure.

During the fourth quarter of 2020, the Company realigned its segment reporting structure to reflect organizational management changes. Under the new structure, the valuation and appraisal businesses are reported in the Financial Consulting segment and our bankruptcy, financial advisory, forensic accounting, and real estate consulting businesses that were previously reported in the Capital Markets segment are now reported in the Financial Consulting segment. In conjunction with the new reporting structure, the Company recast its segment presentation for all periods presented. The following is a summary of certain financial data for each of the Company’s reportable segments:

	Year Ended December 31,
	2020	2019	2018
Capital Markets segment:
Revenues - Services and fees	$412,222	$264,703	$232,074
Trading income (losses) and fair value adjustments on loans	104,018	106,463	(8,004)
Interest income - Loans and securities lending	102,499	77,221	38,277
Total revenues	618,739	448,387	262,347
Selling, general and administrative expenses	(267,330)	(239,716)	(217,855)
Restructuring (charge) recovery	(917)	4	(8,321)
Interest expense - Securities lending and loan participations sold	(42,451)	(32,144)	(23,039)
Depreciation and amortization	(4,266)	(4,858)	(5,677)
Segment income	303,775	171,673	7,455
Auction and Liquidation segment:
Revenues - Services and fees	63,101	18,296	54,923
Revenues - Sale of goods	25,663	4,220	63
Total revenues	88,764	22,516	54,986
Direct cost of services	(40,730)	(33,296)	(19,627)
Cost of goods sold	(9,766)	(4,016)	(41)
Selling, general and administrative expenses	(12,357)	(10,731)	(8,274)
Restructuring charge	(140)	—	—
Depreciation and amortization	(2)	(7)	(31)
Segment income (loss)	25,769	(25,533)	27,013
Financial Consulting segment:
Revenues - Services and fees	91,622	76,292	51,424
Selling, general and administrative expenses	(68,232)	(58,226)	(37,322)
Restructuring charge	(500)	—	(57)
Depreciation and amortization	(347)	(252)	(251)
Segment income	22,543	17,814	13,794
Principal Investments - United Online and magicJack segment:
Revenues - Services and fees	83,666	97,147	53,659
Revenues - Sale of goods	3,472	3,715	575
Total revenues	87,138	100,862	54,234
Direct cost of services	(19,721)	(25,529)	(15,127)
Cost of goods sold	(2,694)	(3,559)	(759)
Selling, general and administrative expenses	(20,352)	(24,256)	(10,962)
Depreciation and amortization	(11,011)	(12,658)	(7,600)
Restructuring charge	—	(1,703)	(338)
Segment income	33,360	33,157	19,448
Brands segment:
Revenues - Services and fees	16,458	4,055	—
Selling, general and administrative expenses	(2,889)	(881)	—
Depreciation and amortization	(2,858)	(507)	—
Impairment of tradenames	(12,500)	—	—
Segment (loss) income	(1,789)	2,667	—
Consolidated operating income from reportable segments	383,658	199,778	67,710

Corporate and other expenses (including restructuring recovery of $210 during the year ended December 31, 2018)	(38,893)	(33,127)	(22,326)
Interest income	564	1,577	1,326
(Loss) income on equity investments	(623)	(1,431)	7,986
Interest expense	(65,249)	(50,205)	(33,393)
Income before income taxes	279,457	116,592	21,303
Provision for income taxes	(75,440)	(34,644)	(4,903)
Net income	204,017	81,948	16,400
Net (loss) income attributable to noncontrolling interests	(1,131)	337	891
Net income attributable to B. Riley Financial, Inc.	205,148	81,611	15,509
Preferred stock dividends	4,710	264	—
Net income available to common shareholders	$200,438	$81,347	$15,509

The following table presents revenues by geographical area:

	Year Ended December 31,
	2020	2019	2018
Revenues:
Revenues - Services and fees:
North America	$641,127	$460,374	$390,732
Australia	664	58	19
Europe	25,278	61	1,329
Total Revenues - Services and fees	$667,069	$460,493	$392,080

Trading income (losses) and fair value adjustments on loans
North America	$104,018	$106,463	$(8,004)

Revenues - Sale of goods
North America	$6,788	$7,935	$638
Europe	22,347	—	—
Total Revenues - Sale of Goods	$29,135	$7,935	$638

Revenues - Interest income - Loans and securities lending:
North America	$102,499	$77,221	$38,277

Total Revenues:
North America	$854,432	$651,993	$421,643
Australia	664	58	19
Europe	47,625	61	1,329
Total Revenues	$902,721	$652,112	$422,991

As of December 31, 2020 and 2019 long-lived assets, which consist of property and equipment and other assets of $11,685 and $12,727, respectively, were located in North America.

Segment assets are not reported to, or used by, the Company’s Chief Operating Decision Maker to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.

NOTE 23—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020
Total revenues	$(206)	$266,468	$226,253	$410,206
Operating (loss) income	$(121,144)	$131,340	$83,501	$251,068
(Loss) income before income taxes	$(136,788)	$114,737	$67,603	$233,905
Benefit from (provision for) income taxes	$37,539	$(32,208)	$(18,711)	$(62,060)
Net (loss) income	$(99,249)	$82,529	$48,892	$171,845
Net (loss) income attributable to common shareholders	$(99,720)	$82,753	$47,291	$170,114

(Loss) earnings per common share:
Basic	$(3.83)	$3.23	$1.86	$6.72
Diluted	$(3.83)	$3.07	$1.75	$57.35

Weighted average common shares outstanding:
Basic	26,028,613	25,627,085	25,446,292	25,331,918
Diluted	26,028,613	26,992,823	27,050,448	2,966,501

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Total revenues	$142,128	$164,684	$180,063	$165,237
Operating income	$24,978	$44,255	$59,851	$37,567
Income before income taxes	$11,083	$31,598	$48,553	$25,358
Provision for income taxes	$(3,104)	$(9,289)	$(14,409)	$(7,842)
Net income	$7,979	$22,309	$34,144	$17,516
Net income attributable to B. Riley Financial, Inc.	$8,023	$22,157	$34,302	$17,129

Earnings per common share:
Basic	$0.31	$0.84	$1.29	$0.64
Diluted	$0.30	$0.82	$1.21	$0.59

Weighted average common shares outstanding:
Basic	26,217,215	26,278,352	26,556,223	26,547,023
Diluted	26,687,531	26,896,573	28,233,423	28,412,871

