Form 10-Q
period 2021-03-31
B. Riley Financial, Inc.
filed 2021-05-10
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-37503

B. RILEY FINANCIAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-0223495
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11100 Santa Monica Blvd., Suite 800 Los Angeles, CA	90025
(Address of Principal Executive Offices)	(Zip Code)

(310) 966-1444
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RILY	Nasdaq Global Market
Depositary Shares, each representing a 1/1000th fractional interest in a 6.875% share of Series A Cumulative Perpetual Preferred Stock	RILYP	Nasdaq Global Market
Depositary Shares, each representing a 1/1000th fractional interest in a 7.375% share of Series B Cumulative Perpetual Preferred Stock	RILYL	Nasdaq Global Market
7.25% Senior Notes due 2027	RILYG	Nasdaq Global Market
6.50% Senior Notes due 2026	RILYN	Nasdaq Global Market
6.375% Senior Notes due 2025	RILYM	Nasdaq Global Market
6.75% Senior Notes due 2024	RILYO	Nasdaq Global Market
7.375% Senior Notes due 2023	RILYH	Nasdaq Global Market
6.875% Senior Notes due 2023	RILYI	Nasdaq Global Market
6.00% Senior Notes due 2028	RILYT	Nasdaq Global Market
5.50% Senior Notes due 2026	RILYK	Nasdaq Global Market

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

As of April 27, 2021, there were 27,194,909 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

B. Riley Financial, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Assets:
Cash and cash equivalents	$237,590	$103,602
Restricted cash	8,532	1,235
Due from clearing brokers	416,925	7,089
Securities and other investments owned, at fair value	1,166,704	777,319
Securities borrowed	1,313,635	765,457
Accounts receivable, net	62,425	46,518
Due from related parties	1,079	986
Advances against customer contracts	200	200
Loans receivable, at fair value (includes $202,618 and $295,809 from related parties at March 31, 2021 and December 31, 2020, respectively)	294,085	390,689
Prepaid expenses and other assets	92,812	87,262
Operating lease right-of-use assets	60,518	48,799
Property and equipment, net	15,295	11,685
Goodwill	233,807	227,046
Other intangible assets, net	205,439	190,745
Deferred tax assets, net	2,765	4,098
Total assets	$4,111,811	$2,662,730

Liabilities and Equity
Liabilities:
Accounts payable	$7,487	$2,722
Accrued expenses and other liabilities	267,164	168,478
Deferred revenue	68,515	68,651
Deferred tax liabilities, net	101,270	34,248
Due to related parties and partners	1,503	327
Due to clearing brokers	—	13,672
Securities sold not yet purchased	288,058	10,105
Securities loaned	1,307,069	759,810
Mandatorily redeemable noncontrolling interests	4,514	4,700
Operating lease liabilities	73,630	60,778
Notes payable	6,908	37,967
Loan participations sold	11,230	17,316
Term loan	69,543	74,213
Senior notes payable, net	1,139,100	870,783
Total liabilities	3,345,991	2,123,770

Commitments and contingencies (Note 13)

B. Riley Financial, Inc. stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 3,971 shares issued and outstanding as of March 31, 2021 and December 31, 2020; and liquidation preference of $99,260 as of March 31, 2021 and December 31,2020.	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 27,194,909 and 25,777,796 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.	3	3
Additional paid-in capital	380,543	310,326
Retained earnings	352,910	203,080
Accumulated other comprehensive loss	(1,459)	(823)
Total B. Riley Financial, Inc. stockholders’ equity	731,997	512,586
Noncontrolling interests	33,823	26,374
Total equity	765,820	538,960
Total liabilities and equity	$4,111,811	$2,662,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2021	2020
Revenues:
Services and fees	$289,469	$159,381
Trading income (losses) and fair value adjustments on loans	266,942	(182,442)
Interest income - Loans and securities lending	36,920	21,851
Sale of goods	6,828	1,004
Total revenues	600,159	(206)
Operating expenses:
Direct cost of services	11,322	19,952
Cost of goods sold	5,326	769
Selling, general and administrative expenses	191,344	87,744
Impairment of tradenames	—	4,000
Interest expense - Securities lending and loan participations sold	19,189	8,473
Total operating expenses	227,181	120,938
Operating income (loss)	372,978	(121,144)
Other income (expense):
Interest income	49	246
Gain (loss) from equity investments	875	(236)
Interest expense	(19,786)	(15,654)
Income (loss) before income taxes	354,116	(136,788)
(Provision) benefit for income taxes	(97,518)	37,539
Net income (loss)	256,598	(99,249)
Net income (loss) attributable to noncontrolling interests	1,942	(584)
Net income (loss) attributable to B. Riley Financial, Inc.	$254,656	$(98,665)
Preferred stock dividends	1,749	1,055
Net income (loss) available to common shareholders	$252,907	$(99,720)

Basic income (loss) per common share	$9.38	$(3.83)
Diluted income (loss) per common share	$8.81	$(3.83)

Weighted average basic common shares outstanding	26,972,275	26,028,613
Weighted average diluted common shares outstanding	28,710,368	26,028,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$256,598	$(99,249)
Other comprehensive income (loss):
Change in cumulative translation adjustment	(636)	(1,220)
Other comprehensive loss, net of tax	(636)	(1,220)
Total comprehensive income (loss)	255,962	(100,469)
Comprehensive income (loss) attributable to noncontrolling interests	1,942	(584)
Comprehensive income (loss) attributable to B. Riley Financial, Inc.	$254,020	$(99,885)

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

(Dollars in thousands, except share data)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, January 1, 2021	3,971	$—	25,777,796	$3	$310,326	$203,080	$(823)	$26,374	$538,960
Common stock issued, net of offering costs	—	—	1,413,045	—	64,713	—	—	—	64,713
Vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	4,068	—	(22)	—	—	—	(22)
Share based payments	—	—	—	—	5,526	—	—	—	5,526
Dividends on common stock ($3.50 per share)	—	—	—	—	—	(103,077)	—	—	(103,077)
Dividends on preferred stock	—	—	—	—	—	(1,749)	—	—	(1,749)
Net income	—	—	—	—	—	254,656	—	1,942	256,598
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(11,257)	(11,257)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3,722	3,722
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	13,042	13,042
Other comprehensive loss	—	—	—	—	—	—	(636)	—	(636)
Balance, March 31, 2021	3,971	$—	27,194,909	$3	$380,543	$352,910	$(1,459)	$33,823	$765,820

Balance, January 1, 2020	2,349	$—	26,972,332	$3	$323,109	$39,536	$(1,988)	$29,591	$390,251
Preferred stock issued	182	—	—	—	4,630	—	—	—	4,630
Vesting of restricted stock, net of shares withheld for employer taxes	—	—	38,298	—	(520)	—	—	—	(520)
Common stock repurchased and retired	—	—	(1,022,065)	—	(24,068)	—	—	—	(24,068)
Share based payments	—	—	—	—	5,321	—	—	—	5,321
Dividends on common stock ($0.35 per share)	—	—	—	—	—	(10,048)	—	—	(10,048)
Dividends on preferred stock	—	—	—	—	—	(1,055)	—	—	(1,055)
Net loss	—	—	—	—	—	(98,665)	—	(584)	(99,249)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,021)	(1,021)
Other comprehensive loss	—	—	—	—	—	—	(1,220)	—	(1,220)
Balance, March 31, 2020	2,531	$—	25,988,565	$3	$308,472	$(70,232)	$(3,208)	$27,986	$263,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$256,598	$(99,249)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	6,759	4,956
Provision for doubtful accounts	402	724
Share-based compensation	5,526	5,322
Fair value adjustments, non-cash	(10,726)	17,926
Non-cash interest and other	(4,375)	(2,827)
Effect of foreign currency on operations	(726)	179
(Income) loss from equity investments	(875)	236
Dividends from equity investments	305	589
Deferred income taxes	62,696	(4,254)
Impairment of intangibles and gain on disposal of fixed assets	—	4,046
Loss (gain) on extinguishment of debt	919	(1,556)
Gain on equity investment	(3,544)	—
Income allocated for mandatorily redeemable noncontrolling interests	130	175
Change in operating assets and liabilities:
Due from clearing brokers	(416,038)	12,939
Securities and other investments owned	(235,504)	125,061
Securities borrowed	(548,178)	140,168
Accounts receivable and advances against customer contracts	(3,885)	15,674
Prepaid expenses and other assets	(5,629)	(37,151)
Accounts payable, accrued expenses and other liabilities	30,505	(22,097)
Amounts due to/from related parties and partners	1,083	752
Securities sold, not yet purchased	277,446	(27,522)
Deferred revenue	(3,042)	6,589
Securities loaned	547,259	(139,636)
Net cash (used in) provided by operating activities	(42,894)	1,044
Cash flows from investing activities:
Purchases of loans receivable	(75,669)	(115,328)
Repayments of loans receivable	87,476	42,128
Sale of loan receivable to related party	—	1,800
Repayment of loan participations sold	(6,086)	(244)
Acquisition of business, net of $34,924 cash acquired	(260)	—
Purchases of property, equipment and other	(101)	(438)
Proceeds from sale of property, equipment and intangible assets	—	1
Purchase of equity investments	(4,698)	—
Net cash provided by (used in) investing activities	662	(72,081)
Cash flows from financing activities:
Repayment of asset based credit facility	—	(37,096)
Repayment of notes payable	(37,610)	(357)
Repayment of term loan	(4,750)	(4,810)
Proceeds from issuance of senior notes	402,404	171,078
Redemption of senior notes	(128,156)	(1,829)
Payment of debt issuance costs	(7,510)	(2,724)
Payment for contingent consideration	(75)	—
Payment of employment taxes on vesting of restricted stock	(22)	(505)
Common dividends paid	(95,183)	(9,609)
Preferred dividends paid	(1,749)	(1,055)
Repurchase of common stock	—	(24,068)
Distribution to noncontrolling interests	(11,571)	(1,323)
Contribution from noncontrolling interests	3,722	—
Proceeds from issuance of common stock	64,713	—
Proceeds from issuance of preferred stock	—	4,630
Net cash provided by financing activities	184,213	92,332
Increase in cash, cash equivalents and restricted cash	141,981	21,295
Effect of foreign currency on cash, cash equivalents and restricted cash	(696)	(1,332)
Net increase in cash, cash equivalents and restricted cash	141,285	19,963
Cash, cash equivalents and restricted cash, beginning of period	104,837	104,739
Cash, cash equivalents and restricted cash, end of period	$246,122	$124,702

Supplemental disclosures:
Interest paid	$36,725	$21,785
Taxes paid	$53	$574

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS OPERATIONS

B. Riley Financial, Inc. and its subsidiaries (collectively, the “Company”) provide investment banking and financial services to corporate, institutional and high net worth clients, and asset disposition, financial consulting, appraisal and capital advisory services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional services firms throughout the United States, Australia, Canada, and Europe and consumer Internet access and cloud communication services through its wholly-owned subsidiaries United Online, Inc. (“UOL” or “United Online”) and magicJack VocalTec Ltd. (“magicJack”). The Company acquired a majority ownership interest in BR Brands Holding, LLC (“BR Brands” or “Brands”), which provides licensing of trademarks.

On February 25, 2021, the Company completed the acquisition of all of the outstanding shares of National Holdings Corporation (“National”) not already owned by the Company. The total cash consideration for the approximately 55% of National outstanding shares that the Company did not previously own and settlement of outstanding share based awards amounted to $35,184. The Company used the acquisition method of accounting for this acquisition. The acquisition expands the Company’s investment banking, wealth management and financial planning offerings by adding National’s brokerage, insurance, tax preparation and advisory services. As a result of the National acquisition, the Company realigned its segment reporting structure in the first quarter of 2021 to reflect organizational management changes for its wealth management business. Under the new structure, the wealth management business previously reported in the Capital Markets segment are now reported in the Wealth Management segment. In conjunction with the new reporting structure, the Company recast its segment presentation for all periods presented.

The Company operates in six operating segments: (i) Capital Markets, through which the Company provides investment banking, corporate finance, securities lending, restructuring, research, sales and trading services to corporate and institutional clients; (ii) Wealth Management, through which the Company provides wealth management and tax services to corporate, institutional and high net worth clients; (iii) Auction and Liquidation, through which the Company provides auction and liquidation services to help clients dispose of assets that include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property; (iv) Financial Consulting, through which the Company provides bankruptcy, financial advisory, forensic accounting, real estate consulting and valuation and appraisal services; (v) Principal Investments - United Online and magicJack, through which the Company provides consumer Internet access and related subscription services from United Online and cloud communication services primarily through the magicJack devices; and (vi) Brands, which is focused on generating revenue through the licensing of trademarks.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. During the first quarter 2021, the full impact of the COVID-19 outbreak continues to evolve. As the U.S. economy recovers, aided by additional stimulus packages and positive momentum in the domestic vaccine rollout, countries across the world continue to manage repeated waves of the pandemic amid uneven progress toward vaccination. The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the success of vaccines in slowing or halting the pandemic. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy continue to be highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted, the Company’s results of operations, financial position and cash flows may be materially adversely affected.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of B. Riley Financial, Inc. and its wholly-owned and majority-owned subsidiaries. The condensed consolidated financial statements also include the accounts of (a) Great American Global Partners, LLC which is controlled by the Company as a result of its ownership of a 50% member interest, appointment of two of the three executive officers and significant influence over the funding of operations, and (b) National Asset Management, Inc. (“NAM”), a federally-registered investment adviser providing asset management advisory services to retail clients for a fee based upon a percentage of assets managed. NAM has a majority voting interest in Innovation X Management, LLC (“Innovation X”), which together serve as the investment manager of an investment fund (see Variable Interest Entities below). Because NAM has the majority voting interest in Innovation X, the results of operations of Innovation X are included in the Company’s consolidated financial statements, and the amount attributable to the other investor is recorded as a non-controlling interest. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 4, 2021. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

(b) Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expense during the reporting period. Estimates are used when accounting for certain items such as valuation of securities and loan receivables, allowance for doubtful accounts, the fair value of intangible assets and goodwill, the fair value of mandatorily redeemable noncontrolling interests, fair value of share based arrangements, accounting for income tax valuation allowances, recovery of contract assets, sales returns and allowances and contingencies. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

(c) Interest Expense — Securities Lending Activities and Loan Participations Sold

Interest expense from securities lending activities is included in operating expenses related to operations in the Capital Markets segment. Interest expense from securities lending activities is incurred from equity and fixed income securities that are loaned to the Company and totaled $18,721 and $7,921 for the three months ended March 31, 2021 and 2020, respectively. Loan participations sold as of March 31, 2021 and 2020 totaled $11,230 and $12,405, respectively. Interest expense from loan participations sold totaled $468 and $552 for the three months ended March 31, 2021 and 2020, respectively.

(d) Concentration of Risk

Revenues in the Capital Markets, Financial Consulting, Wealth Management, Brands and Principal Investments — United Online and magicJack segments are currently primarily generated in the United States. Revenues in the Auction and Liquidation segment are primarily generated in the United States, Australia, Canada and Europe.

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

(e) Advertising Expenses

The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $578 and $841 for the three months ended March 31, 2021 and 2020, respectively. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

In June 2018, the Company adopted the 2018 Employee Stock Purchase Plan (“Purchase Plan”) which allows eligible employees to purchase common stock through payroll deductions at a price that is 85% of the market value of the common stock on the last day of the offering period. In accordance with the provisions of ASC 718, Compensation — Stock Compensation (“ASC 718”), the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. For the three months ended March 31, 2021 and 2020, the Company recognized compensation expense of $227 and $165, respectively, related to the Purchase Plan.

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

(i) Restricted Cash

As of March 31, 2021, restricted cash included $1,508 of cash collateral for foreign exchange contracts and leases, $471 related to one of the Company’s telecommunication suppliers and $6,553 related to a loan taken out by National under the Paycheck Protection Program Loan (“PPP”). Upon completion of the acquisition of National, in accordance with the provisions of the Small Business Administration regarding changes of ownership of an entity that has received PPP funds, the Company was required to place $6,553 of cash in a restricted cash account with the PPP lender. As of December 31, 2020, restricted cash included $764 of cash collateral for foreign exchange contracts and $471 related to one of the Company’s telecommunication suppliers.

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

(k) Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under finance leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Depreciation and amortization expense on property and equipment was $873 and $932 for the three months ended March 31, 2021 and 2020, respectively.

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

Loans receivable, at fair value totaled $294,085 and $390,689 at March 31, 2021 and December 31, 2020, respectively. The loans have various maturities through March 2027. As of March 31, 2021 and December 31, 2020, the historical cost of loans receivable accounted for under the fair value option was $297,786 and $405,064, respectively, which included principal balances of $306,967 and $416,401, respectively, and unamortized costs, origination fees, premiums and discounts, totaling $9,181 and $11,337, respectively. During the three months ended March 31, 2021 and 2020, the Company recorded unrealized gains (losses) of $10,726 and ($17,926), respectively, on the loans receivable, at fair value, which is included in trading income (losses) and fair value adjustments on loans on the consolidated statements of operations.

The Company may periodically provide limited guarantees to third parties for loans that are made to investment banking and lending clients. At March 31, 2021, the Company has outstanding limited guarantees with respect to Babcock & Wilcox Enterprises, Inc. (“B&W”) as further described in Note 13. In accordance with the new credit loss standard, the Company evaluates the need to record an allowance for credit losses for these loan guarantees since they have off-balance sheet credit exposures. At March 31, 2021, the Company has not recorded any provision for credit losses on the B&W guarantees since the underlying guaranteed loans are senior to most of the outstanding debt of B&W and the Company believes that there is sufficient collateral to protect the Company from any credit loss exposure. The maximum amount of credit exposure related to these limited guarantees is approximately $80,000.

Interest income on loans receivable is recognized based on the stated interest rate of the loan on the unpaid principal balance plus the amortization of any costs, origination fees, premiums and discounts and is included in interest income - loans and securities lending on the consolidated statements of operations. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income over the lives of the related loans. Unearned income, discounts and premiums are amortized to interest income using a level yield methodology.

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

As of March 31, 2021 and December 31, 2020, the Company’s securities and other investments owned and securities sold not yet purchased at fair value consisted of the following securities:

	March 31, 2021	December 31, 2020
Securities and other investments owned:
Equity securities	$1,006,019	$697,288
Corporate bonds	41,754	3,195
Other fixed income securities	5,165	1,913
Partnership interests and other	113,766	74,923
	$1,166,704	$777,319

Securities sold not yet purchased:
Equity securities	$285,898	$4,575
Corporate bonds	1,236	4,288
Other fixed income securities	924	1,242
	$288,058	$10,105

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

Securities and other investments owned also include investments in nonpublic entities that do not have a readily determinable fair value and do not report NAV per share. These investments are accounted for using a measurement alternative under which they are measured at cost and adjusted for observable price changes and impairments. Observable price changes result from, among other things, equity transactions for the same issuer executed during the reporting period, including subsequent equity offerings or other reported equity transactions related to the same issuer. For these transactions to be considered observable price changes of the same issuer, we evaluate whether these transactions have similar rights and obligations, including voting rights, distribution preferences, conversion rights, and other factors, to the investments we hold. Any investments adjusted to their fair value by applying the measurement alternative are disclosed as nonrecurring fair value measurements, including the level in the fair value hierarchy that was used. We had no investments measured at fair value on a nonrecurring basis for the three months ended March 31, 2021 and 2020. As of March 31, 2021 and December 31, 2020, investments in nonpublic entities valued using a measurement alternative of $37,348 and $26,948, respectively, are included in securities and other investments owned in the accompanying consolidated balance sheets.

The fair value of mandatorily redeemable noncontrolling interests is determined based on the issuance of similar interests for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports and internal valuation models.

The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2021 Using
	Fair value at March 31, 2021	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities and other investments owned:
Equity securities	$968,671	$796,701	$—	$171,970
Corporate bonds	41,754	—	41,754	—
Other fixed income securities	5,165	—	5,165	—
Total securities and other investments owned	1,015,590	796,701	46,919	171,970
Loans receivable, at fair value	294,085	—	—	294,085
Total assets measured at fair value	$1,309,675	$796,701	$46,919	$466,055

Liabilities:
Securities sold not yet purchased:
Equity securities	$285,898	$285,898	$—	$—
Corporate bonds	1,236	—	1,236	—
Other fixed income securities	924	—	924	—
Total securities sold not yet purchased	288,058	285,898	2,160	—
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,514	—	—	4,514
Total liabilities measured at fair value	$292,572	$285,898	$2,160	$4,514

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2020 Using
	Fair value at December 31 2020	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities and other investments owned:
Equity securities	$670,340	$521,048	$—	$149,292
Corporate bonds	3,195	—	3,195	—
Other fixed income securities	1,913	—	1,913	—
Total securities and other investments owned	675,448	521,048	5,108	149,292
Loans receivable, at fair value	390,689	—	—	390,689
Total assets measured at fair value	$1,066,137	$521,048	$5,108	$539,981

Liabilities:
Securities sold not yet purchased:
Equity securities	$4,575	$4,575	$—	$—
Corporate bonds	4,288	—	4,288	—
Other fixed income securities	1,242	—	1,242	—
Total securities sold not yet purchased	10,105	4,575	5,530	—
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,700	—	—	4,700
Total liabilities measured at fair value	$14,805	$4,575	$5,530	$4,700

As of March 31, 2021 and December 31, 2020, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $466,055 and $539,981, respectively, or 11.3% and 20.3%, respectively, of the Company’s total assets. In determining the fair value for these Level 3 financial assets, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity.

The following table summarizes the significant unobservable inputs in the fair value measurement of level 3 financial assets and liabilities by category of investment and valuation technique as of March 31, 2021:

	Fair value at March 31, 2021	Valuation Technique	Unobservable Input	Range	Weighted Average
Assets:
Equity securities	$171,970	Market approach	Multiple of EBITDA	5.75x - 15.00x	8.00x
			Multiple of PV-10	0.62x	0.62x
			Multiple of Sales	1.40x	1.40x
			Market price of related security	$0.83 - $4.00	$3.72
		Option pricing model	Annualized volatility	0.05 - 1.23	0.83
Loans receivable at fair value	294,085	Discounted cash flow	Market interest rate	4.9% - 37.5%	14.9%
Total level 3 assets measured at fair value	$466,055

Liabilities:
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$4,514	Market approach	Operating income multiple	6.0x	6.0x

The changes in Level 3 fair value hierarchy during the three months ended March 31, 2021 and 2020 are as follows:

	Level 3	Level 3 Changes During the Period				Level 3
	Balance at Beginning of Year	Fair Value Adjustments	Relating to Undistributed Earnings	Purchases, Sales and Settlements	Transfer in and/or out of Level 3	Balance at End of Period
Three Months Ended March 31, 2021
Equity securities	$149,292	$21,600	$—	$6,473	$(5,395)	$171,970
Loans receivable at fair value	390,689	10,726	2,082	(109,412)	—	294,085
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,700	—	(186)	—	—	4,514
Three Months Ended March 31, 2020
Equity securities	$109,251	$(15,135)	$—	$1,000	$—	$95,116
Loans receivable at fair value	43,338	(17,926)	1,289	73,750	225,848	326,299
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,616	—	(108)	—	—	4,508

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

The amount reported in the table above for the three months ended March 31, 2021 and 2020 includes the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis. The carrying amounts reported in the condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value based on the short-term maturity of these instruments.

As of March 31, 2021 and December 31, 2020, the senior notes payable had a carrying amount of $1,139,100 and $870,783, respectively, and fair value of $1,190,847 and $898,606, respectively. The carrying amount of the term loan approximates fair value because the effective yield of such instrument is consistent with current market rates of interest for instruments of comparable credit risk.

During the three months ended March 31, 2021 and 2020, except for the impact of the intangible impairment charge in 2020 as described in Note 6 - Goodwill and Intangible Assets, there were no assets or liabilities measured at fair value on a non-recurring basis.

(o) Derivative and Foreign Currency Translation

The Company periodically uses derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain loans receivable and Auction and Liquidation engagements with operations outside the United States. As of March 31, 2021 and December 31, 2020, forward exchange contracts in the amount of 6,000 Euros were outstanding.

The forward exchange contracts were entered into to improve the predictability of cash flows related to a retail store liquidation engagement and a loan receivable. The net gain from forward exchange contracts was $310 during the three months ended March 31, 2021. There was no forward exchange contract activity during the three months ended March 31, 2020. This amount is reported as a component of selling, general and administrative expenses in the consolidated statements of operations.

The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. Transaction gains were $555 and $949 during the three months ended March 31, 2021 and 2020, respectively. These amounts are included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.

(p) Equity Investment

At March 31, 2021 and December 31, 2020, equity investments of $44,221 and $54,953, respectively, are included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheets.

bebe stores, inc.

At March 31, 2021 and December 31, 2020, the Company had a 39.5% ownership interest in bebe stores, inc. (“bebe”). On November 10, 2020, the Company purchased an additional 1,500,000 shares of newly issued common stock of bebe for $7,500 and increased its’ ownership interest increased from 31.5% to 39.5%. The equity ownership in bebe is accounted for under the equity method of accounting and is included in prepaid expenses and other assets in the condensed consolidated balance sheets.

As of March 31, 2021, the carrying value of the Company’s equity investment in bebe exceeded the fair value based on the quoted market prices. In consideration of these facts, the Company evaluated its investment for impairment. The Company did not utilize bright-line tests in the evaluation. Based on the available facts and information regarding the operating results of bebe, the Company’s ability and intent to hold the investments until recovery, the relative amount of the declines, and the length of time that the fair values were less than the carrying values, the Company concluded that recognition of impairment losses in earnings was not required. However, the Company will continue to monitor the investment and it is possible that impairment losses will be recorded in earnings in future periods based on changes in facts and circumstances or intentions.

National Holdings Corporation

As of December 31, 2020, the Company owned approximately 45% of the commons stock of National which is included in prepaid expenses and other assets in the condensed consolidated balance sheets. The equity ownership in National is accounted for under the equity method of accounting for periods prior to February 25, 2021.

On February 25, 2021, the Company completed the acquisition of National by acquiring the 55% of common stock not previously owned by the Company pursuant to an agreement and plan of merger dated January 10, 2021, following the successful completion of a tender offer commenced by us on January 27, 2021. The cash consideration for the purchase of the 55% of common stock not previously owned by the Company and settlement of outstanding share based awards was $35,184. National’s operating results subsequent to February 25, 2021 are included in the Company’s condensed consolidated financial statements.

Other Equity Investments

The Company has other equity investments, the largest being a 40% ownership interest in Lingo Management, LLC (“Lingo”) which was purchased in November 2020. The equity ownership in these other investments is accounted for under the equity method of accounting and is included in prepaid expenses and other assets in the condensed consolidated balance sheets.

(q) Loan Participations Sold

As of March 31, 2021, the Company has sold investments (“Loan Participations Sold”) to third parties (“Participants”) that are accounted for as secured borrowings under ASC Topic 860, Transfers and Servicing. Under ASC Topic 860, a partial loan transfer does not qualify for sale accounting in order for sale treatment to be allowed. A participation or other partial loan transfer that meets the definition of a participating interest is classified as loan receivable and the portion transferred is recorded as a secured borrowing under loan participations sold in the condensed consolidated balance sheet. The Participants are entitled to payments made by the borrower of the related loan equal to the current Loan Participations Sold outstanding at the interest rates for the respective investment. In the event that the borrower defaults, the Participants have rights to payments from such borrower, but do not have recourse to the Company. The terms of the Loan Participations Sold are commensurate with the terms of the related loan.

As of March 31, 2021 and December 31, 2020, the Company had entered into participation agreements for a total of $11,230 and $17,316, respectively. In addition, the interest income and interest expense related to the Loan Participations Sold resulted in interest income and interest expense which is presented gross on the condensed consolidated statements of operations.

(r) Supplemental Non-cash Disclosures

During the three months ended March 31, 2021, non-cash investing activities included the repayment of a loan receivable in full in the amount of $64,754 with equity securities. In addition, $35,000 of loans receivable were exchanged for $35,000 of newly issued debt securities. During the three months ended March 31, 2020, non-cash investing activities included $4,633 non-cash conversion of an equity method investment.

(s) Reclassifications

Certain amounts reported in the Capital Markets segment for the period ended March 31, 2020 have been reclassified and reported in the Financial Consulting segment for the period ended March 31, 2020 as a result of the organizational changes that created the new Financial Consulting segment in the fourth quarter of 2020.

For the three months ended March 31, 2020, $589 of dividends received from equity method investments that were previously included in cash flows from investing activities have been reclassified and included in cash flows from operating activities to conform to the 2021 presentation.

(t) Variable Interest Entities

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

In November 2020, the Company invested in Lingo Management, LLC (“Lingo”), a joint venture with an unaffiliated third party. On March 10, 2021, the Company also extended a promissory note to Lingo Communications, LLC (a wholly owned subsidiary of Lingo). Lingo is a VIE because the entity does not have enough equity at risk to finance its activities without additional subordinated financial support. The Company has determined that it is not the primary beneficiary because it does not have the power to direct the activities of the VIE that most significantly impact the entity’s financial performance. The Company’s variable interests in Lingo include loans receivable at fair value and an equity investment accounted for under the equity method of accounting.

The Company, through its newly acquired subsidiary, National, has entered into agreements to provide investment banking and advisory services to numerous investment funds (the “Funds”) that are considered variable interest entities (“VIEs”) under the accounting guidance. These Funds are established primarily to make and manage investments in equity or convertible debt securities of privately held companies that the Company, as investment advisor to the Funds, believes possess innovative or disruptive technologies and present opportunities for an initial public offering (“IPO”) or other similar liquidity event within approximately one to five years from the date of investment. The Funds intend to hold the investments until an IPO or other similar liquidity event and then to make distributions to its investors when contractually permitted, estimated at approximately six months following such IPO or liquidity event.

The Company earns fees from the Funds in the form of placement agent fees and carried interest. For placement agent fees, the Company receives a cash fee of generally 7% to 10% of the amount of raised capital for the Funds and the fee is recognized at the time the placement services occurred. The Company receives carried interest as a percentage allocation (8% to 15%) of the profits of the Funds as compensation for asset management services provided to the Funds and it is recognized under the ownership model of ASC 323 as an equity method investment with changes in allocation recorded currently in the results of operations. Once fund investors have received distributions in an amount equal to one hundred percent (100%) of their total capital contributions, the Company as the manager of the Funds will be entitled to share in any profits of the Funds to the extent of the carried interest. As the fee arrangements under such agreements are arm's length and contain customary terms and conditions and represent compensation that is considered fair value for the services provided, the fee arrangements are not considered variable interests and accordingly, the Company does not consolidate such VIEs.

Placement agent fees attributable to such arrangements from acquisition date through March 31, 2021 were $11,360 and are included in services and fees in the condensed consolidated statements of operations.

The carrying value of the Company’s investments in the VIE that was not consolidated is shown below.

March 31, 2021
Partnership investments	$23,515
Due from related party	71,515
Maximum exposure to loss	$95,030

(u) Recent Accounting Standards

Not yet adopted

In March 2020, FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848)” (“ASU 2020-04”), which provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate (“LIBOR”). The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in ASU 2020-04 are effective through December 31, 2022. The Company is currently assessing the potential impacts the adoption of ASU 2020-04 may have on its consolidated results of operations, cash flows, financial position or disclosures.

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

Recently adopted

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions for recognizing deferred taxes on investments, performing intra-period allocations, and calculating income taxes in interim periods. The ASU also adds guidance to reduce the complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The revised guidance will be applied prospectively and is effective for SEC filers for annual periods or interim periods with fiscal years beginning after December 15, 2020. Early adoption is permitted for interim or annual periods for which financial statements have not been issued. The Company adopted the ASU effective January 1, 2021. The impact of adopting the ASU was immaterial to the consolidated results of operations, cash flows, financial position and disclosures.

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs. The amendments in this Update clarify that an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. The Update is intended to clarify the Codification and make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The amendments in this update are effective for public business entities for fiscal periods beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is not permitted. The Company adopted the ASU effective January 1, 2021. The impact of adopting the ASU was immaterial to the consolidated results of operations, cash flows, financial position and disclosures.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The Update contains amendments that improve the consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section (Section 50). Many of the Amendments arose because the Board provided an option to give certain information either on the face of the financial statements or in the notes to financial statements and that option was only included in the Other Presentation Matters Section (Section 45) of the Codification. The option to disclose information in the notes to financial statements should have been codified in the Disclosure section as well as the Other Presentation Matters Section (or other Section of the Codification in which the option to disclose in the notes to financial statements appears). These amendments are not expected to change current practice but are intended to improve the Codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is included in the Disclosure Section of the Codification, thus reducing the likelihood that the disclosure requirement would be missed. The Board does not anticipate that the amendments will result in any changes to current GAAP. The amendments in the Update are effective for annual periods beginning after December 15, 2020, for public business entities. Early application of the amendments is permitted for public business entities for any annual or interim period for which financial statements have not been issued. The amendments in the Update should be applied retrospectively. The Company adopted the ASU effective January 1, 2021. The impact of adopting the ASU was immaterial to the consolidated results of operations, cash flows, financial position and disclosures.

NOTE 3— RESTRUCTURING CHARGE

The Company did not record any restructuring charges for the three months ended March 31, 2021 and 2020.

The following tables summarize the changes in accrued restructuring charge during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$727	1,600
Restructuring charge	—	—
Cash paid	(28)	(316)
Non-cash items	3	—
Balance, end of period	$702	$1,284

NOTE 4— SECURITIES LENDING

The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of March 31, 2021 and December 31, 2020:

	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets(1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the consolidated balance sheets but eligible for offsetting upon counterparty default(2)	Net amounts
As of March 31, 2021
Securities borrowed	$1,313,635	$—	$1,313,635	$1,313,635	$—
Securities loaned	$1,307,069	$—	$1,307,069	$1,307,069	$—
As of December 31, 2020
Securities borrowed	$765,457	$—	$765,457	$765,457	$—
Securities loaned	$759,810	$—	$759,810	$759,810	$—

(1)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(2)	Includes the amount of cash collateral held/posted.

NOTE 5— ACCOUNTS RECEIVABLE

The components of accounts receivable, net, include the following:

	March 31, 2021	December 31, 2020
Accounts receivable	$36,994	$33,604
Investment banking fees, commissions and other receivables	22,575	10,316
Unbilled receivables	6,382	5,712
Total accounts receivable	65,951	49,632
Allowance for doubtful accounts	(3,526)	(3,114)
Accounts receivable, net	$62,425	$46,518

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

Additions and changes to the allowance for doubtful accounts consist of the following:

	Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$3,599	1,514
Add: Additions to reserve	402	1,141
Less: Write-offs	(501)	(417)
Less: Recovery	26	—
Balance, end of period	$3,526	$2,238

NOTE 6— GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $233,807 and $227,046 at March 31, 2021 and December 31, 2020, respectively.

The changes in the carrying amount of goodwill for the three months ended March 31, 2021 were as follows:

	Capital Markets Segment	Wealth Management Segment	Auction and Liquidation Segment	Financial Consulting Segment	Principal Investments- United Online and magicJack Segment	Total
Balance as of December 31, 2020	50,806	28,396	1,975	23,680	122,189	227,046
Goodwill acquired during the period:
Acquisition of business	—	6,761	—	—	—	6,761
Balance as of March 31, 2021	$50,806	$35,157	$1,975	$23,680	$122,189	$233,807

Intangible assets consisted of the following:

		As of March 31, 2021			As of December 31, 2020
	Useful Life	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Customer relationships	0.1 to 13 Years	$116,858	$45,622	$71,236	$98,898	$40,281	$58,617
Domain names	7 Years	235	157	78	235	148	87
Advertising relationships	8 Years	100	59	41	100	56	44
Internally developed software and other intangibles	0.5 to 5 Years	11,775	7,335	4,440	11,775	6,913	4,862
Trademarks	7 to 10 Years	5,469	1,100	4,369	2,850	991	1,859
Total		134,437	54,273	80,164	113,858	48,389	65,469

Non-amortizable assets:
Tradenames		125,275	—	125,275	125,276	—	125,276
Total intangible assets		$259,712	$54,273	$205,439	$239,134	$48,389	$190,745

Amortization expense was $5,886 and $4,024 for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, estimated future amortization expense was $15,295, $17,193, $14,686, $10,745 and $7,519 for the years ended December 31, 2021 (remaining nine months), 2022, 2023, 2024 and 2025, respectively. The estimated future amortization expense after December 31, 2025 was $14,726.

In the first quarter of 2020, in accordance with ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, the Company made a qualitative assessment of the impact of the COVID-19 outbreak on goodwill and other intangible assets. The Company determined that the COVID-19 outbreak was a triggering event for testing the indefinite-lived tradenames in the Brands segment and made a determination that the indefinite-lived tradenames in the Brands segment were impaired. In the three months ended March 31, 2020, the Company recognized an impairment charge of $4,000 for the indefinite-lived tradenames in the Brands segment. The Company also determined that there was a further triggering event for testing the indefinite-lived tradenames in the Brands segment in the second quarter of 2020 and made a determination that the indefinite-lived tradenames in the Brands segment were impaired and an additional impairment charge of $8,500 was recorded in the second quarter of 2020. There have been no triggering events subsequent to the second quarter of 2020 for testing indefinite-lived tradenames in the Brands segment. The Company will continue to monitor the impacts of the COVID-19 outbreak in future quarters. Changes in our forecasts could cause the book values of indefinite-lived tradenames to exceed fair values which may result in additional impairment charges in future periods.

NOTE 7— NOTES PAYABLE

Asset Based Credit Facility

On April 21, 2017, the Company amended its credit agreement (as amended, the “Credit Agreement”) governing its asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) to increase the maximum borrowing limit from $100,000 to $200,000. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. The Credit Agreement continues to allow for borrowings under the separate credit agreement (a “UK Credit Agreement”) which was dated March 19, 2015 with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom. Such facility allows the Company to borrow up to 50,000 British Pounds. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $200,000 credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(c) in the Annual Report on Form 10-K. All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The Company paid Wells Fargo Bank a closing fee in the amount of $500 in connection with the April 2017 amendment to the Credit Agreement. The interest rate for each revolving credit advance under the Credit Agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. Interest expense totaled $108 and $277 for the three months ended March 31, 2021 and 2020, respectively. There was no outstanding balance on this credit facility at March 31, 2021 or December 31, 2020. At March 31, 2021, there were no open letters of credit outstanding.

We are in compliance with all financial covenants in the asset based credit facility at March 31, 2021.

Paycheck Protection Program

On April 10, 2020, NSC (a subsidiary of National) entered into a Promissory Note (the “NSC Note”) with Axos Bank as the lender (the “Lender”), pursuant to which the Lender agreed to make a loan to NSC under the Paycheck Protection Program (the “NSC Loan”) offered by the U.S. Small Business Administration (the “SBA”) pursuant to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to qualified small businesses (the “PPP”) in a principal amount of $5,524. On April 15, 2020, WEC (another subsidiary of National) also entered into a Promissory Note (the “WEC Note” and together with the NSC Note, the “PPP Notes”) with the Lender, pursuant to which the Lender agreed to make a loan to WEC under the PPP (the “WEC Loan” and together with the NSC Loan, the “PPP Loans”) in a principal amount of $973.

The interest rate on each PPP Note is a fixed rate of 1% per annum. Interest is calculated by applying the ratio of the interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. The applicable borrower is required to make monthly payments commencing on the first day of the first full calendar month following the end of a statutorily defined deferral period (the “Deferral Period”), and such payments shall continue to be due and payable on the first day of each calendar month thereafter until the date that is two years following the funding date (the “Maturity Date”), or April 13, 2022 in the case of the NSC Note and April 16, 2022 in the case of the WEC Note. Monthly payment amounts are based on repayment of interest accrued during the Deferral Period, interest accruing until and including the Maturity Date, and full amortization of the outstanding principal balance. The PPP loans are included in notes payable in the condensed consolidated balance sheets.

According to the terms of the PPP, all or a portion of loans under the PPP may be forgiven if certain conditions set forth in the CARES Act and the rules of the SBA are met. In order to be forgiven, the proceeds of each PPP Loan are to be used to pay for payroll costs, continuation of group health care benefits during periods of paid sick, medical, or family leave, or insurance premiums; salaries or commissions or similar compensation; rent; utilities; and interest on certain other outstanding debt; however, 60% of the proceeds of each PPP Loan must be used for payroll purposes.

At its option, each of NSC and WEC may prepay all or a portion of its PPP Loan without penalty.

Each PPP Note includes events of default, the occurrence and continuation of which would provide the Lender with the right to exercise remedies against NSC or WEC, as applicable, including the right to declare the entire unpaid principal balance under the applicable PPP Note and all accrued unpaid interest immediately due. Upon completion of the acquisition of National, in accordance with the provisions of the Small Business Administration regarding changes of ownership of an entity that has received PPP funds, the Company was required to place $6,553 of cash in a restricted cash account with the PPP lender.

Other Notes Payable

Notes payable include notes payable to a clearing organization for one of the Company’s broker dealers. The notes payable accrue interest at the prime rate plus 2.0% (5.25% at March 31, 2021) payable annually, maturing January 31, 2022. At March 31, 2021 and December 31, 2020, the outstanding balance for the notes payable was $357 and $714, respectively. Interest expense was $7 and $15 for the three months ended March 31, 2021 and 2020, respectively.

Also included in notes payable at December 31, 2020, was a $37,253 note payable to Garrison TNCI LLC which was assumed as part of the Company’s investment in Lingo Management LLC. The note accrued interest at 12.5% per annum and had a maturity date of March 31, 2021. During the three months ended March 31, 2021, interest expense on the note was $238. The note was paid in full in January 2021.

NOTE 8 — TERM LOAN

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

On December 31, 2020, the Borrowers, the Secured Guarantors, the Agent and the Lenders, entered into the Second Amendment to Credit Agreement (the “Second Amendment”) pursuant to which, among other things, (i) the Lenders agreed to make a new $75,000 term loan to the Borrowers, the proceeds of which the Borrowers’ used to repay the outstanding principal amount of the existing Terms Loans and Optional Loans and will use for other general corporate purposes, (ii) the Borrowers were permitted to make a one-time Permitted Distribution (as defined in the Second Amendment) in the amount of $30,000 on the date of the Second Amendment, (iii) the maturity date of the new Term Loans was set at five (5) years from the date of the Second Amendment, (iv) the interest rate margin was increased by 25 basis points as set forth in the Second Amendment, (v) the Borrowers agreed to make mandatory prepayments of the Term Loans from a portion of the Consolidated Excess Cash Flow (as defined in the Credit Agreement), (vi) the maximum Consolidated Total Funded Debt Ratio (as defined in the Credit Agreement) was increased as set forth in the Second Amendment and (vii) the Company and B. Riley Principal Investments, LLC entered into a reaffirmation of their guarantees of the Borrowers’ obligations under the Credit Agreement. Additionally, the Borrowers paid a commitment fee and an arrangement fee, each based on a percentage of the aggregate commitments, in each case upon the closing of the Second Amendment. Borrowings under the BRPAC Credit Agreement bear interest at a rate equal to (a) the LIBOR rate for Eurodollar loans, plus (b) the applicable margin rate, which ranges from 2.75% to 3.25% per annum, based upon the Borrowers’ ratio of consolidated funded indebtedness to adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) for the preceding four fiscal quarters or other applicable period. At March 31, 2021, the interest rate on the BRPAC Credit Agreement was at 3.36%.

Amounts outstanding under the Amended BRPAC Credit Agreement are due in quarterly installments commencing on March 31, 2021. Quarterly installments from June 30, 2021 to December 31, 2021 are in the amount of $4,750 per quarter, from March 31, 2022 to December 31, 2022 are in the amount of $4,250 per quarter, from March 31, 2023 to December 31, 2023 are in the amount of $3,750 per quarter, from March 31, 2024 to December 31, 2024 are in the amount of $3,250 per quarter, and from March 31, 2025 to December 31, 2025 are in the amount of $2,750 per quarter.

As of March 31, 2021 and December 31, 2020, the outstanding balance on the term loan was $69,543 (net of unamortized debt issuance costs of $707) and $74,213 (net of unamortized debt issuance costs of $787), respectively. Interest expense on the term loan during the three months ended March 31, 2021, and 2020, was $714 (including amortization of deferred debt issuance costs of $80) and $829 (including amortization of deferred debt issuance costs of $76), respectively.

We are in compliance with all financial covenants in the BRPAC Credit Agreement at March 31, 2021.

NOTE 9—SENIOR NOTES PAYABLE

Senior notes payable, net, are comprised of the following:

	March 31, 2021	December 31, 2020
7.500% Senior notes due May 31, 2027	$—	$128,156
7.250% Senior notes due December 31, 2027	122,793	122,793
7.375% Senior notes due May 31, 2023	137,454	137,454
6.875% Senior notes due September 30, 2023	115,219	115,168
6.750% Senior notes due May 31, 2024	111,171	111,170
6.500% Senior notes due September 30, 2026	136,494	134,657
6.375% Senior notes due February 28, 2025	132,099	130,942
6.000% Senior notes due January 31, 2028	239,813	—
5.500% Senior notes due March 31, 2026	159,493	—
	1,154,536	880,340
Less: Unamortized debt issuance costs	(15,436)	(9,557)
	$1,139,100	$870,783

During the three months ended March 31, 2021, the Company issued $12,858 of senior notes due with maturity dates ranging from May 2023 to January 2028 pursuant to At the Market Issuance Sales Agreements with B. Riley Securities, Inc. which governs the program of at-the-market sales of the Company’s senior notes. A series of prospectus supplements were filed by the Company with the SEC in respect of the Company’s offerings of these senior notes.

On January 25, 2021, the Company issued $230,000 of senior notes due in January 2028 (“6.0% 2028 Notes”) pursuant to a prospectus supplement dated February 12, 2020. Interest on the 6.0% 2028 Notes is payable quarterly at 6.0%. The 6.0% 2028 Notes are unsecured and due and payable in full on January 31, 2028. In connection with the issuance of the 6.0% 2028 Notes, the Company received net proceeds of $225,723 (after underwriting commissions, fees and other issuance costs of $4,277). The Notes bear interest at the rate of 6.0% per annum.

On March 29, 2021, the Company issued $159,493 of senior notes due in March 2026 (“5.5% 2026 Notes”) pursuant to a prospectus supplement dated January 28, 2021. Interest on the 5.5% 2026 Notes is payable quarterly at 5.5%. The 5.5% 2026 Notes are unsecured and due and payable in full on March 31, 2026. In connection with the issuance of the 5.5% 2026 Notes, the Company received net proceeds of $156,260 (after underwriting commissions, fees and other issuance costs of $3,233). The Notes bear interest at the rate of 5.5% per annum.

On March 31, 2021, the Company exercised its option for early redemption at par $128,156 of senior notes due in May 2027 (“7.50% 2027 Notes”) pursuant to the second supplemental indenture dated May 31, 2017. The total redemption payment included $1,602 in accrued interest.

At March 31, 2021 and December 31, 2020, the total senior notes outstanding was $1,139,100 (net of unamortized debt issue costs of $15,436) and $870,783 (net of unamortized debt issue costs of $9,557) with a weighted average interest rate of 6.49% and 6.95%, respectively. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes totaled $18,706 and $14,392 for the three months ended March 31, 2021 and 2020, respectively.

Sales Agreement Prospectus to Issue Up to $150,000 of Senior Notes

The most recent sales agreement prospectus was filed by us with the SEC on April 6, 2021 (the “April 2021 Sales Agreement Prospectus”) supplementing the prospectus filed with the SEC on January 28, 2021 (the “January 2021 Sales Agreement Prospectus”). This program provides for the sale by the Company of up to $150,000 of certain of the Company’s senior notes. As of March 31, 2021, the Company had $137,142 remaining availability under the January 2021 Sales Agreement.

NOTE 10—REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from contracts with customers by reportable segment for the three months ended March 31, 2021 and 2020 is as follows:

	Capital Markets Segment	Wealth Management Segment	Auction and Liquidation Segment	Financial Consulting Segment	Principal Investments - United Online and magicJack Segment	Brands Segment	Total
Revenues for the three months ended March 31, 2021
Corporate finance, consulting and investment banking fees	$147,069	$—	$—	$13,427	$—	$—	$160,496
Wealth and asset management fees	2,883	50,511	—	—	—	—	53,394
Commissions, fees and reimbursed expenses	15,544	13,468	7,057	7,982	—	—	44,051
Subscription services	—	—	—	—	17,244	—	17,244
Service contract revenues	—	—	301	—	—	—	301
Advertising, licensing and other (1)	—	—	6,092	—	3,285	4,388	13,765
Total revenues from contracts with customers	165,496	63,979	13,450	21,409	20,529	4,388	289,251

Interest income - Loans and securities lending	36,920	—	—	—	—	—	36,920
Trading gains on investments	253,777	2,356	—	—	—	83	256,216
Fair value adjustment on loans	10,726	—	—	—	—	—	10,726
Other	5,483	1,563	—	—	—	—	7,046
Total revenues	$472,402	$67,898	$13,450	$21,409	$20,529	$4,471	$600,159

(1) Includes sale of goods of $6,092 in Auction and Liquidation and $736 in Principal Investments - United Online and magicJack.

Revenues for the three months ended March 31, 2020
Corporate finance, consulting and investment banking fees	$55,889	$—	$—	$11,493	$—	$—	$67,382
Wealth and asset management fees	1,662	18,658	—	—	—	—	20,320
Commissions, fees and reimbursed expenses	14,470	—	16,178	8,788	—	—	39,436
Subscription services	—	—	—	—	18,833	—	18,833
Service contract revenues	—	—	4,483	—	—	—	4,483
Advertising, licensing and other (1)	—	—	—	—	3,889	3,801	7,690
Total revenues from contracts with customers	72,021	18,658	20,661	20,281	22,722	3,801	158,144

Interest income - Loans and securities lending	21,851	—	—	—	—	—	21,851
Trading losses on investments	(164,089)	(427)	—	—	—	—	(164,516)
Fair value adjustment on loans	(17,926)	—	—	—	—	—	(17,926)
Other	1,579	229	—	433	—	—	2,241
Total revenues	$(86,564)	$18,460	$20,661	$20,714	$22,722	$3,801	$(206)

(1)	Includes sale of goods of $1,004 in Principal Investments - United Online and magicJack.

Contract Balances

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligation(s) are satisfied. Receivables related to revenues from contracts with customers totaled $62,425 and $46,518 at March 31, 2021 and December 31, 2020, respectively. The Company had no significant impairments related to these receivables during the three months ended March 31, 2021 and 2020, respectively. The Company also has $6,382 and $5,712 of unbilled receivables at March 31, 2021 and December 31, 2020, respectively, and advances against customer contracts of $200 at March 31, 2021 and December 31, 2020. The Company’s deferred revenue primarily relates to retainer and milestone fees received from corporate finance and investment banking advisory engagements, asset management agreements, financial consulting engagements, subscription services where the performance obligation has not yet been satisfied and license agreements with guaranteed minimum royalty payments and advertising/marketing fees with additional royalty revenue based on a percentage of defined sales. Deferred revenue at March 31, 2021 and December 31, 2020 was $68,515 and $68,651, respectively. The Company expects to recognize the deferred revenue of $68,515 at March 31, 2021 as service and fee revenues when the performance obligation is met during the years December 31, 2021 (remaining nine months), 2022, 2023, 2024 and 2025 in the amount of $39,000, $11,395, $7,104, $4,777, and $2,860, respectively. The Company expects to recognize the deferred revenue of $3,379 after December 31, 2025.

During the three months ended March 31, 2021 and 2020, the Company recognized revenue of $17,279 and $13,987 that was recorded as deferred revenue at the beginning of the respective year.

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

The capitalized costs to fulfill a contract were $257 and $279 at March 31, 2021 and December 31, 2020, respectively, and are recorded in prepaid expenses and other assets in the condensed consolidated balance sheets. For the three months ended March 31, 2021 and 2020, the Company recognized expenses of $57 and $72 related to capitalized costs to fulfill a contract, respectively. There were no significant impairment charges recognized in relation to these capitalized costs during the three months ended March 31, 2021 and 2020.

Remaining Performance Obligations and Revenue Recognized from Past Performance

The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at March 31, 2021. Corporate finance and investment banking fees and retail liquidation engagement fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at March 31, 2021.

NOTE 11— INCOME TAXES

The Company’s effective income tax rate was 27.5% and 27.4% for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, the Company had federal net operating loss carryforwards of $60,422 and state net operating loss carryforwards of $72,058. The Company’s federal net operating loss carryforwards will expire in the tax years commencing in December 31, 2031 through December 31, 2038. The state net operating loss carryforwards will expire in the tax years commencing in December 31, 2025.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss, capital loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company’s net operating losses are subject to annual limitations in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of March 31, 2021, the Company believes that the existing net operating loss carryforwards will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided a valuation allowance. The Company does not believe that it is more likely than not that the Company will be able to utilize the benefits related to capital loss carryforwards and has provided a valuation allowance in the amount of $61,315 against these deferred tax assets.

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

NOTE 12— EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Basic common shares outstanding exclude 387,365 common shares in 2020 that were held in escrow and subject to forfeiture. The 387,365 common shares held in escrow were forfeited and cancelled on June 11, 2020 to indemnify the Company for certain representations and warranties and related claims pursuant to a related acquisition agreement. Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net income per share were 727,994 and 1,820,178 for the three months ended March 31, 2021 and 2020, respectively, because to do so would have been anti-dilutive.

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,
	2021	2020
Net income (loss) attributable to B. Riley Financial, Inc.	$254,656	$(98,665)
Preferred stock dividends	(1,749)	(1,055)
Net income (loss) applicable to common shareholders	$252,907	$(99,720)

Weighted average common shares outstanding:
Basic	26,972,275	26,028,613
Effect of dilutive potential common shares:
Restricted stock units and warrants	1,738,093	—
Diluted	28,710,368	26,028,613

Basic income (loss) per common share	$9.38	$(3.83)
Diluted income (loss) per common share	$8.81	$(3.83)

NOTE 13 — COMMITMENTS AND CONTINGENCIES

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

On January 5, 2017, complaints filed in November 2015 and May 2016 naming MLV & Co. (“MLV”) and National Securities Corporation, each an indirect broker-dealer subsidiary of the Company, as defendants in putative class action lawsuits alleging claims under the Securities Act, in connection with the offerings of Miller Energy Resources, Inc. (“Miller”), have been consolidated. The Consolidated Complaint, styled Gaynor v. Miller et al., is pending in the Circuit Court for Morgan County, Tennessee, and, like its predecessor complaints, continues to allege claims under Sections 11 and 12 of the Securities Act against nine underwriters for alleged material misrepresentations and omissions in the registration statement and prospectuses issued in connection with six offerings (February 13, 2013; May 8, 2013; June 28, 2013; September 26, 2013; October 17, 2013 (as to MLV only) and August 21, 2014) with an alleged aggregate offering price of approximately $151,000. A Court ordered mediation before a federal magistrate took place on August 6, 2019, with no resolution. In December 2019, the Court remanded the case to state court. In July 2020, the Company agreed to settle this matter, subject to court approval which is expected in 2021.  An accrual for the settlement is included in the accompanying condensed consolidated financial statements.

On July 3, 2019, a lawsuit was filed against National Securities Corporation, (“NSC”) National Asset Management, Inc., National, National’s current board members and certain former board members, certain officers of National, John Does 1–10, and the National as a nominal defendant, in the United States District Court for the Southern District of New York, captioned Kay Johnson v. National Securities Corporation, et al., Case No. 1:19-cv-06197-LTS. The complaint presents three purported derivative causes of action on behalf of the Company, and five causes of action by the plaintiff directly. As part of the derivative claims, the complaint generally alleges that certain of the individual defendants failed to establish and maintain adequate internal controls to ensure that the Board acted in accordance with its fiduciary duties to prevent and uncover alleged legal and regulatory misconduct and wrongdoing on the part of a National officer. As part of its claims brought directly by the plaintiff, the complaint generally alleges that certain individual and corporate defendants wrongfully terminated the employment of the plaintiff in violation of the Dodd-Frank Act and applicable common law, or conspired to do so. The complaint further alleges that certain corporate defendants violated the Equal Pay Act with regards to the plaintiff’s compensation. The complaint seeks monetary damages in favor of the Company, an order directing the Company’s board members to take actions to enhance the Company’s governance, compensatory and punitive damages in favor of the plaintiff, and attorneys’ fees and costs. On February 2, 2020, the plaintiff filed an amended complaint presenting additional causes of action. The Company has notified its insurer of the lawsuit and believes it has valid defenses to the asserted claims of the complaint. On March 18, 2020, the defendants filed a motion to dismiss the amended complaint. The plaintiff filed an opposition to the defendants’ motion to dismiss on April 15, 2020, and the defendants filed a reply in further support of the motion to dismiss on May 6, 2020. On August 20, 2020, the parties entered into mediation with a private mediator in an attempt to settle the action and, on January 15, 2021, as a result of the mediation, a settlement was reached. In March 2021, a settlement agreement and release was executed by the parties and all claims have been dismissed.

The New York Department of Financial Services (the “Department”) conducted an investigation of NSC’s compliance with the Department’s Cybersecurity Requirements for Financial Services Companies (the “Regulations”). The Regulations establish standards for the cybersecurity programs of entities the Department licenses or otherwise regulates, including NSC. On April 14, 2021, NSC paid the Department a fine of $3,000 as a result of the Department’s finding that NSC violated certain of the Regulations.

NSC is a respondent in several Financial Industry Regulatory Authority (“FINRA”) arbitration proceedings filed by investors alleging claims in connection with equity investments in GPB Capital Holdings, LLC (“GPB”) involving matters prior to the Company’s acquisition of National on February 25, 2021. Some of these arbitration claims, among other things, also allege that NSC failed to supervise certain registered representatives. NSC is evaluating each arbitration claim on its own merits. GPB and its affiliates have been the subject of various civil claims and fraud investigations over the past few years and, in February 2021, the U.S. Department of Justice indicted certain individuals affiliated with GPB for material misrepresentations and omissions under the federal securities laws with respect to funds managed by GPB.  At the present time, the Company continues to vigorously defend these actions and is not able to determine the ultimate resolution of these matters. Adverse judgments in these matters in the aggregate could materially and adversely affect the Company and its financial condition.

(b) Franchise Group Commitment Letter, Loan Participant Guaranty and CIBC Guarantee

PSP Commitment

On January 23, 2021, the Company committed up to $400,000 aggregate principal amount of unsecured debt financing, consisting of $100,000 of secured debt financing, and $300,000 of unsecured debt financing, to affiliates of Franchise Group, Inc. (collectively, “FRG”) in connection with FRG’s acquisition of Pet Supplies Plus (“PSP”). FRG consummated the acquisition of PSP in March 2021 and the Company was not required, nor did it provide, any debt financing in connection therewith. At March 31, 2021, there were no further commitments outstanding to FRG.

(c) Babcock & Wilcox Commitments and Guarantee

On May 14, 2020, the Company entered into an agreement to provide Babcock & Wilcox Enterprises, Inc. (“B&W”) future commitments to loan B&W up to $40,000 at various dates starting in November 2020, of which, at March 31, 2021, no amounts remain available. The Company provided a limited guaranty of B&W’s obligations under B&W’s amended credit facility as more fully described in Note 16 - Related Party Transactions.

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

(d) Other Commitments

On June 19, 2020, the Company participated in a loan facility agreement to provide a total loan commitment up to 33,000 EUROS to a retailer in Europe. The Company made an initial funding of 6,600 EUROS in July 2020. No additional borrowings have been made since the initial funding, leaving unused future commitments available of up to 26,400 EUROS as of March 31, 2021 and December 31, 2020.

NOTE 14— SHARE-BASED PAYMENTS

(a) Employee Stock Incentive Plans

Share-based compensation expense for restricted stock units under the Company’s Amended and Restated 2009 Stock Incentive Plan (the “Plan”) was $5,299 and $5,157 for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, in connection with employee stock incentive plans, the Company granted 48,714 restricted stock units with a grant date fair value of $2,234 and 1,100,000 performance based restricted stock units with a grant date fair value of $40,876. The restricted stock units generally vest over a period of one to three years based on continued service. Performance based restricted stock units generally vest based on both the employee’s continued service and the achievement of a set threshold of the Company’s common stock price, as defined in the grant, during the three-year period following the grant. In determining the fair value of restricted stock units on the grant date, the fair value is adjusted for (a) estimated forfeitures, (b) expected dividends based on historical patterns and the Company’s anticipated dividend payments over the expected holding period and (c) the risk-free interest rate based on U.S. Treasuries for a maturity matching the expected holding period.

(b) Employee Stock Purchase Plan

In connection with the Company’s Purchase Plan, share based compensation was $227 and $165 for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, there were 502,326 shares reserved for issuance under the Purchase Plan.

(c) Common Stock

On October 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $50,000 of its outstanding common shares. All share repurchases were effected on the open market at prevailing market prices or in privately negotiated transactions. The share repurchase program expired on October 31, 2019. On both October 31, 2019 and 2020, the Company’s Board of Directors authorized share repurchase programs of up to $50,000 of its outstanding common shares. During the year ended December 31, 2020, the Company repurchased 2,165,383 shares of common stock for $48,248. The shares repurchased under the program were retired. During the three months ended March 31, 2021, the Company did not repurchase any shares of its common stock.

On January 15, 2021, the Company issued 1,413,045 shares of common stock inclusive of 184,310 shares issued pursuant to the full exercise of the Underwriter’s option to purchase additional shares of common stock at a price of $46.00 per share for net proceeds of approximately $64,713 after underwriting fees and costs.

(d) Preferred Stock

During the three months ended March 31, 2021, the Company did not issue any depository shares of the Series A Preferred Stock. There were 2,581 shares issued and outstanding as of March 31, 2021 and December 31, 2020. Total liquidation preference for the Series A Preferred Stock at March 31, 2021 and December 31, 2020, was $64,519. Dividends on the Series A preferred paid during the three months ended March 31, 2021, were $0.4296875 per depository share.

During the three months ended March 31, 2021, the Company did not issue any depository shares of the Series B Preferred Stock. There were 1,390 shares issued and outstanding as of March 31, 2021 and December 31, 2020. Total liquidation preference for the Series B Preferred Stock at March 31, 2021 and December 31, 2020, was $34,741. Dividends on the Series B preferred paid during the three months ended March 31, 2021, were $0.4609375 per depository share.

NOTE 15— NET CAPITAL REQUIREMENTS

B. Riley Securities (“BRS”), B. Riley Wealth Management (“BRWM”), and National Securities Corporation (“NSC”), the Company’s broker-dealer subsidiaries, are registered with the SEC as broker-dealers and members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company’s broker-dealer subsidiaries are subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of March 31, 2021, BRS had net capital of $243,991, which was $237,055 in excess of required minimum net capital of $6,936; BRWM had net capital of $8,363, which was $7,627 in excess of required minimum net capital of $736; NSC had net capital of $13,470 which was $12,470 in excess of required minimum net capital of $1,000; Winslow, Evans & Crocker, Inc (“WEC”), a subsidiary of National also subject to Rule 15c3-1, had net capital of $2,127 which was $1,982 in excess of required minimum net capital of $145.

NOTE 16— RELATED PARTY TRANSACTIONS

At March 31, 2021, amounts due from related parties of $1,079 included $22 from GACP I, L.P. (“GACP I”) and $1,057 from GACP II, L.P. (“GACP II”) for management fees and other operating expenses. At December 31, 2020, amounts due from related parties of $986 included $9 from GACP I, L.P. (“GACP I”) and $544 from GACP II, L.P. (“GACP II”) for management fees and other operating expenses, and $433 due from CA Global Partners (“CA Global”) for operating expenses related to wholesale and industrial liquidation engagements managed by CA Global on behalf of GA Global Partners.

At March 31, 2021, the Company had sold loan participations to BRC Partners Opportunity Fund, LP (“BRCPOF”), a private equity fund managed by one of its subsidiaries, in the amount of $6,630, and recorded interest expense of $346 during the three months ended March 31, 2021 related to BRCPOF’s loan participations. The Company also recorded commission income of $330 from introducing trades on behalf of BRCPOF during the three months ended March 31, 2021. Our executive officers and members of our board of directors have a 42.5% financial interest, which includes a financial interest of Bryant Riley, our Co-Chief Executive Officer, of 32.9% in the BRCPOF at March 31, 2021. At March 31, 2021 and December 31, 2020, the Company had outstanding loan to participations to BRCPOF in the amount of $6,630 and $14,816, respectively.

On April 1, 2019, the Company entered into a Transfer Agreement (the “Transfer Agreement”) with GACP II, a fund managed by GACP, and John Ahn, who is the brother of Phil Ahn, the Company’s Chief Financial Officer and Chief Operating Officer. The Transfer Agreement provides for among other things, the transfer to Mr. J. Ahn of 55.56% of the Company’s limited partnership interest in GACP II (the “Transferred Interest”), which represents a capital commitment in the aggregate amount of $5,000. In connection with the Transfer Agreement, the Company provided Mr. J. Ahn with a non-recourse, secured line of credit in an aggregate amount of up to $5,003 pursuant to the terms of a Secured Line of Credit Promissory Note (the “Note”) dated April 1, 2019, to fund the purchase price of the Transferred Interest. We also entered into a Security Agreement with Mr. J. Ahn on April 1, 2019, which granted to the Company a security interest in the Transferred Interest to secure Mr. J. Ahn’s obligations under the Note. The Note is subject to an interest rate per annum of 7.00%. As of December 31, 2019, the principal and accrued interest on the Note were $3,798 and $48, respectively. In June 2020, the Company entered into an investment advisory services agreement with Whitehawk Capital Partners, L.P., a limited partnership controlled by Mr. J. Ahn, (“Whitehawk”). Whitehawk has agreed to provide investment advisory services for GACP I and GACP II. In accordance with the terms of the Note, Mr. J. Ahn surrendered the Transferred Interest to the Company in exchange for the cancellation of the Note. During the three months ended March 31, 2021, management fees paid for investment advisory services by Whitehawk was $1,210.

The Company periodically participates in loans and financing arrangements for which the Company has an equity ownership and representation on the board of directors (or similar governing body). The Company may also provide consulting services or investment banking services to raise capital for these companies. These transactions can be summarized as follows:

BRPM 150

On February 23, 2021, the Company earned $3,366 of underwriting fees from the initial public offering of B. Riley Principal 150 Merger Corp, (“BRPM 150”), which was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “BRPM 150 IPO”). The Company has also agreed to loan BRPM 150 up to $300 for operating expenses. The loan is interest free and there were no amounts outstanding at December 31, 2020. Subsequent to December 31, 2020, the Company loaned BRPM 150 $40 which was repaid in full on March 1, 2021, using proceeds from the BRPM 150 initial public offering.

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

Babcock and Wilcox

The Company has a last-out term loan receivable due from B&W that is included in loans receivable, at fair value with a fair value of $73,330 and $176,191 at March 31, 2021 and December 31, 2020, respectively. Additionally, the Company holds senior notes from B&W with a fair value of $36,961 at March 31, 2021.

On January 31, 2020, the Company provided B&W with an additional $30,000 of last-out term loans pursuant to new amendments to B&W’s credit agreement. On May 14, 2020, it provided B&W with another $30,000 of last-out term loans pursuant to a further amendment to B&W’s credit agreement which also included future commitments for the Company to loan B&W $40,000 at various dates starting in November 2020, of which, at March 31, 2021, no amounts remain available, and a limited guaranty of B&W’s obligations under the amended credit facility, (the “Amendment Transactions”). In November 2020, an additional $10,000 was funded under the Amendment Transactions. Interest is payable quarterly at the fixed rate of 12.0% per annum in common stock of B&W at $2.28 per common share through December 31, 2020 and in cash thereafter. All of these loans were made to B&W as part of various amendments to B&W’s existing credit agreement with other lenders not related to the Company. As part of the Amendment Transactions, the Company entered into the following agreements: (i) an Amendment and Restatement Agreement, dated as of May 14, 2020, among B&W, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto, including us; (ii) a Fee Letter, dated as of May 14, 2020, among B&W and us; (iii) a Fee and Interest Equitization Agreement, dated May 14, 2020, between B&W and us; (iv) a Termination Agreement, dated as of May 14, 2020, among us, B&W and acknowledged by Bank of America, N.A. with respect to the Backstop Commitment Letter described below (the “Termination Agreement”); and (v) a Limited Guaranty Agreement, dated as of May 14, 2020, among B&W, Bank of America, N.A and the Company.

On January 31, 2020, the Company also entered into a letter agreement with B&W (the “Backstop Commitment Letter”) pursuant to which it agreed to fund any shortfall in the $200,000 of new debt or equity financing required as part of the terms of the Refinancing to the extent such amounts have not been raised from third parties on the same terms contemplated by the Refinancing. On May 14, 2020, the Company provided B&W with another $30,000 of last-out term loans pursuant to further amendments to B&W’s credit agreement, which also included future commitments from the Company to loan B&W $40,000 on various dates starting in November 2020 and a limited guaranty of B&W’s obligations under the amended credit facility. The Backstop Commitment Letter terminated pursuant to the Termination Agreement.

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

During the three months ended March 31, 2021, the Company earned $10,638 of underwriting and financial advisory and other fees from B&W in connection with B&W’s capital raising activities.

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

The Company is also a party to an Indemnity Rider with B&W, as disclosed above in Note 13 – Commitments and Contingencies and other limited guarantees as disclosed above in Note 2(l) – Loans Receivable.

Maven

The Company has loans receivable due from the Maven, Inc. (“Maven”) that are included in loans receivable, at fair value of $59,240 and $56,552 at March 31, 2021 and December 31, 2020, respectively. Interest on these loans is payable at 12.0% to 15.0% per annum with maturity dates through December 2022.

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

Lingo

The Company has a loan receivable due from Lingo Management LLC (“Lingo”) included in loans receivable at fair value with a fair value of $55,483 and $55,066 at March 31, 2021 and December 31, 2020, respectively. The term loan bears interest at 16.0% per annum with a maturity date of December 1, 2022. The term loan has a conversion feature under which $17,500 will convert to additional equity ownership upon receipt of certain regulatory approval. If those regulatory approvals are received, the conversion would increase the Company’s ownership interest in Lingo from 40% to 80%. On March 10, 2021, the Company also extended a promissory note to Lingo Communications, LLC (a wholly owned subsidiary of Lingo) in the amount of $1.1 million. The note bears interest at 6% per annum with a maturity date of March 31, 2022.

bebe

The Company has a loan receivable due from bebe Stores, Inc. included in loans receivable at fair value with a fair value of $8,000 at March 31, 2021 and December 31, 2020. The term loan bears interest at 16.0% per annum with a maturity date of November 10, 2021.

Other

The Company has loans receivable due from Dash Holding Company, Inc. with a fair value of $3,000 and Rumble On, Inc. with a fair value of $2,500 included in loans receivable at fair value at March 31, 2021. On March 2, 2021, the Company purchased a $2,400 minority equity interest in Dash Medical Holdings, LLC (“Dash”). The Company also loaned Dash Holding Company, Inc. (together with Dash Medical Holdings, LLC, “Dash”), $3,000 pursuant to that certain Subordinated Working Capital Promissory Note (the “Note”) and Subordination Agreement that was entered into on March 2, 2021. The note bears interest at 12.0% per annum with a maturity date of March 1, 2027. Dash is controlled by a member of our Board of Directors. On March 12, 2021, the Company loaned Rumble On, Inc. $2,500, a Company in which two senior executives are on the board, which bears interest at 12% and is due on September 30, 2021.

NOTE 17— BUSINESS SEGMENTS

The Company’s business is classified into the Capital Markets segment, Wealth Management segment, Auction and Liquidation segment, Financial Consulting segment, Principal Investments — United Online and magicJack segment, and Brands segment. These reportable segments are all distinct businesses, each with a different marketing strategy and management structure.

As a result of the National acquisition, the Company realigned its segment reporting structure in the first quarter of 2021 to reflect organizational management changes for its wealth management business. Under the new structure, the wealth management business previously reported in the Capital Markets segment are now reported in the Wealth Management segment. Under the new structure, there is a new segment for Wealth Management. In conjunction with the new reporting structure, the Company recast its segment presentation for all periods presented.

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended March 31,
	2021	2020
Capital Markets segment:
Revenues - Services and fees	$170,979	$73,600
Trading income (losses) and fair value adjustments on loans	264,503	(182,015)
Interest income - Loans and securities lending	36,920	21,851
Total revenues	472,402	(86,564)
Selling, general and administrative expenses	(86,140)	(28,301)
Interest expense - Securities lending and loan participations sold	(19,189)	(8,473)
Depreciation and amortization	(765)	(596)
Segment income (loss)	366,308	(123,934)
Wealth Management segment:
Revenues - Services and fees	65,542	18,887
Trading income (losses) and fair value adjustments on loans	2,356	(427)
Total revenues	67,898	18,460
Selling, general and administrative expenses	(61,472)	(17,548)
Depreciation and amortization	(2,399)	(483)
Segment income	4,027	429
Auction and Liquidation segment:
Revenues - Services and fees	7,358	20,661
Revenues - Sale of goods	6,092	—
Total revenues	13,450	20,661
Direct cost of services	(6,580)	(14,816)
Cost of goods sold	(4,474)	(29)
Selling, general and administrative expenses	(1,489)	(1,526)
Depreciation and amortization	—	(1)
Segment income	907	4,289
Financial Consulting segment:
Revenues - Services and fees	21,409	20,714
Selling, general and administrative expenses	(17,989)	(15,729)
Depreciation and amortization	(98)	(67)
Segment income	3,322	4,918
Principal Investments - United Online and magicJack segment:
Revenues - Services and fees	19,793	21,718
Revenues - Sale of goods	736	1,004
Total revenues	20,529	22,722
Direct cost of services	(4,742)	(5,136)
Cost of goods sold	(852)	(740)
Selling, general and administrative expenses	(4,870)	(5,463)
Depreciation and amortization	(2,534)	(2,879)
Segment income	7,531	8,504
Brands segment:
Revenues - Services and fees	4,388	3,801
Trading income and fair value adjustments on loans	83	—
Total revenues	4,471	3,801
Selling, general and administrative expenses	(676)	(904)
Depreciation and amortization	(714)	(714)
Impairment of tradenames	—	(4,000)
Segment income (loss)	3,081	(1,817)
Consolidated operating income (loss) from reportable segments	385,176	(107,611)

Corporate and other expenses (including (loss) gain on extinguishment of debt of ($919) and $1,556 during the three months ended March 31, 2021 and 2020, respectively.)	(12,198)	(13,533)
Interest income	49	246
Income (loss) on equity investments	875	(236)
Interest expense	(19,786)	(15,654)
Income (loss) before income taxes	354,116	(136,788)
(Provision) benefit for income taxes	(97,518)	37,539
Net income (loss)	256,598	(99,249)
Net income (loss) attributable to noncontrolling interests	1,942	(584)
Net income (loss) attributable to B. Riley Financial, Inc.	254,656	(98,665)
Preferred stock dividends	1,749	1,055
Net income (loss) available to common shareholders	$252,907	$(99,720)

The following table presents revenues by geographical area:

	Three Months Ended March 31,
	2021	2020
Revenues:
Revenues - Services and fees:
North America	$288,984	$158,466
Australia	—	664
Europe	485	251
Total Revenues - Services and fees	$289,469	$159,381

Trading income (losses) and fair value adjustments on loans
North America	$266,942	$(182,442)

Revenues - Sale of goods
North America	$6,828	$1,004

Revenues - Interest income - Loans and securities lending:
North America	$36,920	$21,851

Total Revenues:
North America	$599,674	$(1,121)
Australia	—	664
Europe	485	251
Total Revenues	$600,159	$(206)

During the three months ended March 31, 2021 and December 31, 2020 long-lived assets, which consist of property and equipment and other assets, of $15,295 and $11,685, respectively, were located in North America.

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

Overview

General

B. Riley Financial, Inc. (NASDAQ: RILY) and its subsidiaries provide collaborative financial services and solutions through several operating subsidiaries including:

●	B. Riley Securities, Inc. (“B. Riley Securities”) is a leading, full service investment bank providing financial advisory, corporate finance, research, securities lending and sales and trading services to corporate, institutional and high net worth individual clients. B. Riley Securities, (fka B. Riley FBR) was formed in November 2017 through the merger of B. Riley & Co, LLC and FBR Capital Markets & Co., which the Company acquired in June 2017.

●	B. Riley Wealth Management, Inc. (“B. Riley Wealth Management”) provides comprehensive wealth management and brokerage services to individuals and families, corporations and non-profit organizations, including qualified retirement plans, trusts, foundations and endowments. B. Riley Wealth Management was formerly Wunderlich Securities, Inc., which the Company acquired on July 3, 2017 and whose name was changed in June 2018.

●	National Holdings Corporation (“National”) provides wealth management, brokerage, insurance, tax preparation and advisory services. On February 25, 2021, the Company completed a tender offer to acquire all of the outstanding shares of National not already owned by the Company. The merger expands the Company’s investment banking, wealth management and financial planning offerings.

●	B. Riley Capital Management, LLC, a Securities and Exchange Commission (“SEC”) registered investment advisor, which includes:

○	B. Riley Asset Management, an advisor to certain private funds and to institutional and high net worth investors;

○	Great American Capital Partners, LLC (“GACP”), the general partner of two private funds, GACP I, L.P. and GACP II, L.P., both direct lending funds managed by WhiteHawk Capital Partners, L.P. pursuant to an investment advisory services agreement, that provide senior secured loans and second lien secured loan facilities to middle market public and private U.S. companies.

●	B. Riley Advisory Services provides expert witness, bankruptcy, financial advisory, forensic accounting, valuation and appraisal, and operations management services.

●	B. Riley Retail Solutions, LLC (fka Great American Group, LLC), a leading provider of asset disposition and auction solutions to a wide range of retail and industrial clients.

●	B. Riley Real Estate works with real estate owners and tenants through all stages of the real estate life cycle. Our real estate advisors advise companies, financial institutions, investors, family offices and individuals on real estate projects worldwide. A core focus of B. Riley real estate is the restructuring of lease obligations in both distressed and non-distressed situations, both inside and outside of the bankruptcy process, on behalf of corporate tenants.

●	B. Riley Principal Investments identifies attractive investment opportunities and aims to deliver financial and operational improvement to its portfolio companies. Our team concentrates on opportunities presented by distressed companies or divisions that exhibit challenging market dynamics. Representative transactions include recapitalization, direct equity investment, debt investment, active minority investment and buyouts. B. Riley Principal Investments seeks to control or influence the operations of our investments to deliver financial and operational improvements that will maximize free cash flow, and therefore, shareholder returns. As part of our principal investment strategy, we acquired United Online, Inc. (“UOL” or “United Online”) on July 1, 2016, magicJack VocalTec Ltd. (“magicJack”) on November 14, 2018 and on November 30, 2020 we acquired a 40% equity interest in with Lingo Management, LLC (“Lingo”), with the ability to acquire an additional 40% equity interest therein.

○	UOL is a communications company that offers consumer subscription services and products, consisting of Internet access services and devices under the NetZero and Juno brands primarily sold in the United States.

○	magicJack is a Voice over IP (“VoIP”) cloud-based technology and services communications provider.

○	Lingo is a global cloud/UC and managed service provider.

●	BR Brand Holding, LLC (“BR Brands”), in which the Company owns a majority interest, provides licensing of certain brand trademarks. BR Brand owns the assets and intellectual property related to licenses of six brands: Catherine Malandrino, English Laundry, Joan Vass, Kensie Girl, Limited Too and Nanette Lepore as well as investments in the Hurley and Justice brands with Bluestar Alliance LLC (“Bluestar”), a brand management company.

We are headquartered in Los Angeles with offices in major cities throughout the United States including New York, Chicago, Boston, Atlanta, Dallas, Memphis, Metro Washington D.C and West Palm Beach.

During the fourth quarter of 2020, the Company realigned its segment reporting structure to reflect organizational management changes. Under the new structure, the valuation and appraisal businesses are reported in the Financial Consulting segment and our bankruptcy, financial advisory, forensic accounting, and real estate consulting businesses that were previously reported in the Capital Markets segment are now reported as part of the Financial Consulting segment. In conjunction with the new reporting structure, the Company recast its segment presentation for all periods presented. During the first quarter of 2021, in connection with the acquisition of National on February 25, 2021, the Company further realigned its segment reporting structure to reflect organizational management changes in the Company’s wealth management business and created a new Wealth Management segment that was previously reported as part of the Capital Markets segment in 2020. In conjunction with the new reporting structures, the Company recast its segment presentation for all periods presented.

For financial reporting purposes we classify our businesses into six operating segments: (i) Capital Markets, (ii) Wealth Management, (iii) Auction and Liquidation, (iv) Financial Consulting, (v) Principal Investments – United Online and magicJack and (vi) Brands.

Capital Markets Segment. Our Capital Markets segment provides a full array of investment banking, corporate finance, consulting, financial advisory, research, securities lending and sales and trading services to corporate, institutional and individual clients. Our corporate finance and investment banking services include merger and acquisitions as well as restructuring advisory services to public and private companies, initial and secondary public offerings, and institutional private placements. In addition, we trade equity securities as a principal for our account, including investments in funds managed by our subsidiaries. Our Capital Markets segment also includes our asset management businesses that manage various private and public funds for institutional and individual investors.

Wealth Management Segment. Our Wealth Management segment provides wealth management and tax services to corporate, and high net worth clients. We offer comprehensive wealth management services for corporate businesses that include investment strategies, executive services, retirement plans, lending & liquidity resources, and settlement solutions. Our wealth management services for individual client services provide investment management, education planning, retirement planning, risk management, trust coordination, lending & liquidity solutions, legacy planning, and wealth transfer. In addition, we supply market insights to provide unbiased guidance to make important financial decisions. Wealth management resources include market views from our highly regarded Chief Investment Strategist and Capital Markets segment’s research.

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

Recent Developments

On March 31, 2021, the Company exercised its option for early redemption at par $128.2 million of senior notes due in May 2027 (“7.50% 2027 Notes”) pursuant to the second supplemental indenture dated May 31, 2017. The total redemption payment included $1.6 million in accrued interest.

On February 25, 2021, the Company completed the acquisition of National Holdings Corporation (“National), pursuant to an agreement and plan of merger dated January 10, 2021, following the successful completion of a tender offer commenced by us on January 27, 2021. National is a full-service investment banking and asset management firm that, through its affiliates, provides a range of services including financial advisory, investment banking, institutional sales and trading, equity research, financial planning, market making, tax preparation and insurance to corporations, institutions, high net-worth individuals and retail investors. We previously owned approximately 45% of the common stock of National. National complements our Wealth Management segment, bringing approximately 900 registered representatives managing over $30.0 billion in assets.

On January 25, 2021, the Company issued $230.0 million of senior notes due in January 2028 (“6.0% 2028 Notes”) pursuant to the prospectus supplement dated February 12, 2020. Interest on the 6.0% 2028 Notes is payable quarterly at 6.0%. The 6.0% 2028 Notes are unsecured and due and payable in full on January 31, 2028. In connection with the issuance of the 6.0% 2028 Notes, the Company received net proceeds of $225.7 million (after underwriting commissions, fees and other issuance costs of $4.3 million). The Notes bear interest at the rate of 6.0% per annum.

On January 23, 2021, we committed up to $400.0 million aggregate principal amount of debt financing, consisting of $100.0 million of secured debt financing, and $300.0 million of unsecured debt financing, to affiliates of Franchise Group, Inc. (collectively, “FRG”) in connection with FRG’s acquisition of Pet Supplies Plus.

On January 15, 2021, the Company issued 1,413,045 shares of common stock inclusive of 184,310 shares issued pursuant to the full exercise of the Underwriter’s option to purchase additional shares of common stock at a price of $46.00 per share for net proceeds of approximately $64.7 million after underwriting fees and costs.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. During the first quarter 2021, the full impact of the COVID-19 outbreak continues to evolve. As the U.S. economy recovers, aided by additional stimulus packages and positive momentum in the domestic vaccine rollout, countries across the world continue to manage repeated waves of the pandemic amid uneven progress toward vaccination. The impact of the COVID-19 outbreak on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the success of vaccines in slowing or halting the pandemic. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy continue to be highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted, our results of operations, financial position and cash flows may be materially adversely affected.

Results of Operations

The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Condensed Consolidated Statements of Operations

(Dollars in thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020	Change
Revenues:
Services and fees	$289,469	$159,381	$129,209
Trading income (losses) and fair value adjustments on loans	266,942	(182,442)	450,263
Interest income - Loans and securities lending	36,920	21,851	15,069
Sale of goods	6,828	1,004	5,824
Total revenues	600,159	(206)	600,365

Operating expenses:
Direct cost of services	11,322	19,952	(8,630)
Cost of goods sold	5,326	769	4,557
Selling, general and administrative expenses	191,344	87,744	103,600
Impairment of tradenames	—	4,000	(4,000)
Interest expense - Securities lending and loan participations sold	19,189	8,473	10,716
Total operating expenses	227,181	120,938	106,243
Operating income (loss)	372,978	(121,144)	494,122
Other income (expense):
Interest income	49	246	(197)
Gain (loss) from equity investments	875	(236)	1,111
Interest expense	(19,786)	(15,654)	(4,132)
Income (loss) before income taxes	354,116	(136,788)	490,904
(Provision) benefit for income taxes	(97,518)	37,539	(135,057)
Net income (loss)	256,598	(99,249)	355,847
Net income (loss) attributable to noncontrolling interests	1,942	(584)	2,526
Net income (loss) attributable to B. Riley Financial, Inc.	254,656	(98,665)	353,321
Preferred stock dividends	1,749	1,055	694
Net income (loss) available to common shareholders	$252,907	$(99,720)	$352,627

Revenues

The table below and the discussion that follows are based on how we analyze our business.

	Three Months Ended
	March 31, 2021	March 31, 2020	Change
	Amount	Amount	Amount	%
Revenues - Services and fees:
Capital Markets segment	$170,979	$73,600	$97,379	132.3%
Wealth Management segment	65,542	18,887	46,655	n/m
Auction and Liquidation segment	7,358	20,661	(13,303)	-64.4%
Financial Consulting segment	21,409	20,714	695	3.4%
Principal Investments - United Online and magicJack segment	19,793	21,718	(1,925)	-8.9%
Brands segment	4,388	3,801	587	15.4%
Subtotal	289,469	159,381	130,088	81.6%

Revenues - Sale of goods:
Auction and Liquidation segment	6,092	—	6,092	100.0%
Principal Investments - United Online and magicJack segment	736	1,004	(268)	-26.7%
Subtotal	6,828	1,004	5,824	n/m

Trading income (losses) and fair value adjustments on loans
Capital Markets segment	264,503	(182,015)	446,518	n/m
Wealth Management segment	2,356	(427)	2,783	n/m
Brands segment	83	—	83	100.0%
Subtotal	266,942	(182,442)	449,384	n/m

Interest income - Loans and securities lending:
Capital Markets segment	36,920	21,851	15,069	69.0%
Total revenues	$600,159	$(206)	$600,365	n/m

n/m - Not applicable or not meaningful.

Total revenues increased approximately $600.4 million to $600.2 million during the three months ended March 31, 2021 from ($0.2 million) during the three months ended March 31, 2020. The increase in revenues during the three months ended March 31, 2021 was primarily due to trading gains and gains from fair value adjustment on loans that amounts to $266.9 million and in the prior year period ended March 31, 2020 trading losses and losses on fair value adjustments on loans amounted to $182.4 million and was reported as a reduction in revenue in 2020. The increase in revenue from services and fees of $130.1 million in the three months ended March 31, 2021 was primarily due to increases in revenue of $97.4 million in the Capital Markets segment, $46.7 million in the Wealth Management segment, $0.7 million in the Financial Consulting segment and $0.6 million in the Brands segment; partially offset by decreases in revenues of $13.3 million in the Auction and Liquidation segment and $1.9 million in the Principal Investments — United Online and magicJack segment.

Revenues from services and fees in the Capital Markets segment increased $97.4 million, to $171.0 million during the three months ended March 31, 2021 from $73.6 million during the three months ended March 31, 2020. The increase in revenues was primarily due to increases in revenue of $14.8 from the acquisition of National, $76.4 million from corporate finance, consulting and investment banking fees; asset management fees of $1.2 million; commissions of $1.1 million and other revenues of $3.9 million.

Revenues from services and fees in the Wealth Management segment increased $46.7 million, to $65.5 million during the three months ended March 31, 2021 from $18.9 million during the three months ended March 31, 2020. The increase in revenues was primarily due to increases in revenue of $42.9 from the acquisition of National and $3.6 million from wealth and asset management fees.

Revenues from services and fees in the Auction and Liquidation segment decreased $13.3 million, to $7.4 million during the three months ended March 31, 2021 from $20.7 million during the three months ended March 31, 2020. The decrease in revenues was primarily due to fewer large retail fee liquidation engagements.

Revenues from services and fees in the Financial Consulting segment increased $0.7 million, to $21.4 million during the three months ended March 31, 2021 from $20.7 million during the three months ended March 31, 2020. The increase in revenues was primarily due to an increase in revenue of $1.7 million for real estate engagement fees where we provide lease modification services for corporate tenants, partially offset by a decrease of $0.8 million in revenues for appraisal engagements where we perform valuations for the monitoring of collateral for financial institutions, lenders, and private equity investors.

Revenues from services and fees in the Principal Investments - United Online and magicJack segment decreased $1.9 million to $19.8 million during the three months ended March 31, 2021 from $21.7 million during the three months ended March 31, 2020. The decrease in revenues was primarily due to a decrease in subscription services of $1.6 million and a decrease in advertising licensing and other of $0.6 million. Management expects revenues from the Principal Investments - United Online and magicJack segment to continue to decline year over year.

Revenues from services and fees in the Brands segment increased $0.6 million to $4.4 million during the three months ended March 31, 2021 from $3.8 million during the three months ended March 31, 2020. The primary source of revenue included in this segment is the licensing of trademarks.

Trading income and fair value adjustments on loans consisted of gains in the amount of $266.9 million during the three months ended March 31, 2021 compared to trading losses and losses on fair value adjustments on loans in the amount of $182.4 million for the three months ended March 31, 2020. The $449.4 million increase in gain for the three months ended March 31, 2021 was primarily due to increases of $446.5 million in the Capital Markets segment and $2.8 million in the Wealth Management segment. The gain of $266.9 million for the three months ended March 31, 2021 included realized and unrealized amounts earned on investments made in our proprietary trading accounts of $256.2 million and unrealized amounts on our loans receivable at fair value of $10.7 million.

Interest income – loans and securities lending increased $15.1 million, to $36.9 million during the three months ended March 31, 2021 from $21.9 million during the three months ended March 31, 2020. Interest income from securities lending was $22.9 million and $10.1 million during the three months ended March 31, 2021 and 2020, respectively. Interest income from loans was $14.0 million and $11.7 million during the three months ended March 31, 2021 and 2020, respectively.

Sale of Goods, Cost of Goods Sold and Gross Margin

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
		Principal			Principal
		Investments -			Investments -
	Auction and	United Online		Auction and	United Online
	Liquidation	and magicJack		Liquidation	and magicJack
	Segment	Segment	Total	Segment	Segment	Total
Revenues - Sale of Goods	$6,092	$736	$6,828	$—	$1,004	$1,004
Cost of goods sold	4,474	852	5,326	29	740	769
Gross margin on sale of goods	$1,618	$(116)	$1,502	$(29)	$264	$235

Gross margin percentage	26.6%	(15.8%)	22.0%	(100.0%)	26.3%	23.4%

Revenues from the sale of goods increased $5.8 million, to $6.8 million during the three months ended March 31, 2021 from $1.0 million during the three months ended March 31, 2020. Revenues from sale of goods were primarily attributable $6.1 million of sales of retail goods and $0.7 million of sales of magicJack devices that are sold in connection with VoIP services. Cost of goods sold for the three months ended March 31, 2021 was $5.3 million, resulting in a gross margin of 22.0%.

Operating Expenses

Direct Cost of Services. Direct cost of services and direct cost of services measured as a percentage of revenues – services and fees by segment during the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
		Principal			Principal
		Investments -			Investments -
	Auction and	United Online		Auction and	United Online
	Liquidation	and magicJack		Liquidation	and magicJack
	Segment	Segment	Total	Segment	Segment	Total
Revenues - Services and fees	$7,358	19,793		$20,661	21,718
Direct cost of services	6,580	4,742	$11,322	14,816	5,136	$19,952
Gross margin on services and fees	$778	$15,051		$5,845	$16,582

Gross margin percentage	10.6%	76.0%		28.3%	76.4%

Total direct costs decreased $8.6 million, to $11.3 million during the three months ended March 31, 2021 from $20.0 million during the three months ended March 31, 2020. Direct costs of services decreased by $8.2 million in the Auction and Liquidation segment and $0.4 million in the Principal Investments — United Online and magicJack segment. The decrease in direct costs in the Auction and Liquidation segment was primarily due to a reduction in the number of retail fee type engagements performed during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease in direct costs in the Principal Investments — United Online and magicJack segment was primarily due to a corresponding decrease in revenues from subscription based customers for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Auction and Liquidation

Gross margin in the Auction and Liquidation segment for services and fees decreased to 10.6% of revenues during the three months ended March 31, 2021, as compared to 28.3% of revenues during the three months ended March 31, 2020. The decrease in margin in the Auction and Liquidation segment is due to more services being provided under fee and commission type engagements during the three months ended March 31, 2021 as compared to the prior year period.

Principal Investments — United Online and magicJack

Gross margins in the Principal Investments — United Online and magicJack segment remained relatively flat at 76.0% of revenues during the three months ended March 31, 2021, as compared to 76.4% of revenues during the three months ended March 31, 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses during the three months ended March 31, 2021 and 2020 were comprised of the following:

	Three Months Ended		Three Months Ended
	March 31, 2021		March 31, 2020		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$86,905	45.3%	$28,897	33.0%	$58,008	n/m
Wealth Management segment	63,871	33.4%	18,031	20.6%	45,840	n/m
Auction and Liquidation segment	1,489	0.8%	1,527	1.7%	(38)	(2.5%)
Financial Consulting segment	18,087	9.5%	15,796	18.0%	2,291	14.5%
Principal Investments - United Online and magicJack segment	7,404	3.9%	8,342	9.5%	(938)	(11.2%)
Brands segment	1,390	0.7%	1,618	1.8%	(228)	(14.1%)
Corporate and Other segment	12,198	6.4%	13,533	15.4%	(1,335)	(9.9%)
Total selling, general & administrative expenses	$191,344	100.0%	$87,744	100.0%	$103,600	118.1%

n/m - Not applicable or not meaningful.

Total selling, general and administrative expenses increased approximately $103.6 million to $191.3 million during the three months ended March 31, 2021 from $87.7 million for the three months ended March 31, 2020. The increase of approximately $103.6 million in selling, general and administrative expenses was due to increases of $58.0 million in the Capital Markets segment, $45.8 million in the Wealth Management segment and $2.3 million in the Financial Consulting segment, partially offset by decreases of $1.0 million in the Principal Investments — United Online and magicJack segment, $0.2 million in the Brands segment and $1.3 million in the Corporate and Other segment.

Capital Markets

Selling, general and administrative expenses in the Capital Markets segment increased by $58.0 million to $86.9 million during the three months ended March 31, 2021 from $28.9 million during the three months ended March 31, 2020. The increase was primarily due to increases of $26.4 million in payroll and related expenses, $19.6 million in consulting expenses, $11.7 million from the acquisition of National and $0.6 million in investment banking deal expenses, partially offset by a decrease of $0.5 million in legal expenses.

Wealth Management

Selling, general and administrative expenses in the Wealth Management segment increased by $45.8 million to $63.9 million during the three months ended March 31, 2021 from $18.0 million during the three months ended March 31, 2020. The increase was primarily due to increases of $43.4 million from the acquisition of National and $3.2 million in payroll and related expenses, partially offset by decreases of $0.4 million in legal expenses and $0.5 million in clearing charges.

Auction and Liquidation

Selling, general and administrative expenses in the Auction and Liquidation segment remained at $1.5 million during the three months ended March 31, 2021 and 2020.

Financial Consulting

Selling, general and administrative expenses in the Financial Consulting segment increased by $2.3 million to $18.1 million during the three months ended March 31, 2021 from $15.8 million during the three months ended March 31, 2020. The increase was primarily due to an increase of $2.2 million in payroll and related expenses.

Principal Investments — United Online and magicJack

Selling, general and administrative expenses in the Principal Investments — United Online and magicJack segment decreased $0.9 million to $7.4 million for the three months ended March 31, 2021 from $8.3 million for the three months ended March 31, 2020. The decrease was primarily due to decreases of $0.8 million in payroll and related expenses, $0.3 million in legal expenses and $0.3 million in depreciation and amortization expenses, partially offset by an increase of $0.5 million in transaction costs.

Brands

Selling, general and administrative expenses in the Brands segment decreased by $0.2 million to $1.4 million during the three months ended March 31, 2021 from $1.6 million during the three months ended March 31, 2020. The decrease was primarily due to a decrease of $0.2 million in consulting expenses.

Corporate and Other

Selling, general and administrative expenses for the Corporate and Other segment decreased approximately $1.3 million to $12.2 million during the three months ended March 31, 2021 from $13.5 million for the three months ended March 31, 2020. The decrease was primarily due to decreases of $11.1 million in other expenses and $0.2 million in legal expenses, partially offset by increases of $6.3 million in payroll and related expenses, $2.5 million in extinguishment of debt, $0.9 million in transaction costs and $0.4 million in gain from currency exchange.

(Loss) gain on extinguishment of debt. During the three months ended March 31, 2021, we repurchased 5,126,228 bonds with an aggregate face value of $128.2 million at par, resulting in a loss net of expenses and original issue discount of $0.9 million. The total redemption payment included approximately $1.6 million in accrued interest. During the three months ended March 31, 2020, we repurchased 137,710 bonds with an aggregate face value of $3.4 million for $1.8 million resulting in a gain net of expenses and original issue discount of $1.6 million. As part of the repurchase, the Company paid $30 thousand in interest accrued through the date of each respective repurchase.

Impairment of tradenames. Due to the impact of the COVID-19 outbreak on economic activity and market volatility, we tested our intangible assets as of March 31, 2020 and made the determination that the indefinite-lived tradenames in the Brands segment were impaired. In the three months ended March 31, 2020, the Company recognized impairment of $4.0 million on the indefinite-lived tradenames. There was no impairment in the three months ended March 31, 2021.

Other Income (Expense). Other income included interest income of less than $0.1 million during the three months ended March 31, 2021 and $0.2 million during the three months ended March 31, 2020. Interest expense was $19.8 million during the three months ended March 31, 2021 compared to $15.7 million during the three months ended March 31, 2020. The increase in interest expense during the three months ended March 31, 2020 was primarily due to an increase in interest expense of $4.3 million from the issuance of senior notes due in - 2023, 2024, 2025, 2026, 2027 and 2028, partially offset by a decrease in interest expense of $0.2 million on our asset based credit facility. Other income in the three months ended March 31, 2021 included a gain on equity investments of $0.9 million compared to a loss of $0.2 million in the prior year period.

Income (Loss) Before Income Taxes. Income before income taxes was $354.1 million during the three months ended March 31, 2021 compared to loss before income taxes of $136.8 million during the three months ended March 31, 2020. The increase in income before income taxes was primarily due to an increases in revenues of approximately $600.4 million and in gain from equity investments of $1.1 million, partially offset by increases in operating expenses of $106.2 million, interest expense of $4.1 million and a decrease in interest income of $0.2 million, as discussed above.

(Provision) Benefit for Income Taxes. Provision for income taxes was $97.5 million during the three months ended March 31, 2021 compared to benefit from income taxes of $37.5 million during the three months ended March 31, 2020. The effective income tax rate was a provision of 27.5% for the three months ended March 31, 2021 as compared to a benefit of 27.4% for the three months ended March 31, 2020.

Net Income (Loss) Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interests represents the proportionate share of net income generated by membership interests of partnerships that we do not own. The net income attributable to noncontrolling interests was $1.9 million during the three months ended March 31, 2021 compared to net loss of $0.6 million during the three months ended March 31, 2020.

Net Income (Loss) Attributable to the Company. Net income attributable to the Company for the three months ended March 31, 2021 was $254.7 million, from net loss attributable to the Company of $98.7 million for the three months ended March 31, 2020. The increase in net income attributable to the Company during the three months ended March 31, 2021 as compared to the same period in 2020 was primarily due to an increase in operating income of $494.1 million, and an increase in gain from equity investments of $1.1 million, partially offset by an increase in provision for income taxes of $135.1 million and an increase in interest expense of $4.1 million and a decrease in interest income of $0.2 million.

Preferred Stock Dividends. On October 7, 2019, the Company closed its public offering of Depositary Shares, each representing 1/1000th of a share of 6.875% Series A Cumulative Perpetual Preferred Stock, (trading under NASDAQ symbol “RILYP”), par value $0.0001 per share. Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July and October. On January 11, 2021, the Company declared a cash dividend representing $0.4296875 per Depositary Share, which was paid on January 29, 2021 to holders of record as of the close of business on January 21, 2021.

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

Net Income (Loss) Available to Common Shareholders. Net income available to common shareholders for the three months ended March 31, 2021 was $252.9 million, an increase from net loss available to common shareholders of $99.7 million for the three months ended March 31, 2020. The increase in net income available to common shareholders during the three months ended March 31, 2021 as compared to the same period in 2020 was primarily due to an increase in operating income of $494.1 million and an increase in gain from equity investments of $1.1 million, partially offset by an increase in provision for income taxes of $135.1 million, an increase in income attributable to noncontrolling interest of $2.5 million and an increase in preferred stock dividends of $0.7 million, an increase in interest expense of $4.1 million and a decrease in interest income of $0.2 million

Liquidity and Capital Resources

Our operations are funded through a combination of existing cash on hand, cash generated from operations, borrowings under our senior notes payable, term loan and credit facility, and special purposes financing arrangements.

During the three months ended March 31, 2021 and 2020, we generated net income of $256.6 million and net loss of $99.2 million, respectively. Our cash flows and profitability are impacted by the number and size of retail liquidation and capital markets engagements performed on a quarterly and annual basis.

As of March 31, 2021, we had $237.6 million of unrestricted cash and cash equivalents, $8.5 million of restricted cash, $1,166.7 million of securities and other investments held at fair value, $294.1 million of loans receivable, and $1,226.8 million of borrowings outstanding. The borrowings outstanding of $1,226.8 million at March 31, 2021 included (a) $122.8 million of borrowings from the issuance of the 7.25% 2027 Notes, (b) $137.5 million of borrowings from the issuance of the 7.375% 2023 Notes, (c) $115.2 million of borrowings from the issuance of the 6.875% 2023 Notes, (d) $111.2 million of borrowings from the issuance of the 6.75% 2024 Notes, (e) $136.5 million of borrowings from the issuance of the 6.50% 2026 Notes, (f) $132.1 million of borrowings from the issuance of the 6.375% 2025 Notes, (g) $239.8 million of borrowings from the issuance of the 6.00% 2028 Notes, (h) $159.5 million of borrowings from the issuance of the 5.50% 2026 Notes, (i) $69.5 million term loan borrowed pursuant to the BRPAC Credit Agreement discussed below, (j) $6.9 million of notes payable, and (k) $11.2 million of loan participations sold. We believe that our current cash and cash equivalents, securities and other investments owned, funds available under our asset based credit facility, and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from issuance date of the accompanying financial statements. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and execute on our business plan.

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. On May 3, 2021, we declared a regular dividend of $0.50 per share and special dividend of $2.50 per share that will be paid on or about May 28, 2021 to stockholders of record as of May 17, 2021. On February 25, 2021, the Board of Directors announced an increase to the regular quarterly dividend from $0.375 per share to $0.50 per share. During the year ended December 31, 2020, we paid cash dividends on our common stock of $38.8 million. While it is the Board’s current intention to make regular dividend payments of $0.50 per share each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

A summary of dividend activity for the three months ended March 31, 2021 and the year ended December 31, 2020 was as follows:

Date Declared	Date Paid	Stockholder Record Date	Regular Dividend Amount	Special Dividend Amount	Total Dividend Amount
February 25, 2021	March 24, 2021	March 10, 2021	$0.500	$3.000	$3.500
October 28, 2020	November 24, 2020	November 10, 2020	0.375	0.000	0.375
July 30, 2020	August 28, 2020	August 14, 2020	0.300	0.050	0.350
May 8, 2020	June 10, 2020	June 1, 2020	0.250	0.000	0.250
March 3, 2020	March 31, 2020	March 17, 2020	0.250	0.100	0.350

Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $25 thousand liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July and October. As of March 31, 2021, dividends in arrears in respect of the Depositary Shares were $0.7 million. On January 11, 2021, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on January 29, 2021 to holders of record as of the close of business on January 21, 2021. On April 5, 2021, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on April 30, 2021 to holders of record as of the close of business on April 20, 2021.

Holders of Series B Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $25 thousand liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July and October. As of March 31, 2021, dividends in arrears in respect of the Depositary Shares were $0.4 million. On January 11, 2021, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on January 29, 2021 to holders of record as of the close of business on January 21, 2021. On April 5, 2021, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on April 30, 2021 to holders of record as of the close of business on April 20, 2021.

Our principal sources of liquidity to finance our business is our existing cash on hand, cash flows generated from operating activities, funds available under revolving credit facilities and special purpose financing arrangements.

Cash Flow Summary

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Net cash (used in) provided by:
Operating activities	$(42,894)	$1,044
Investing activities	662	(72,081)
Financing activities	184,213	92,332
Effect of foreign currency on cash	(696)	(1,332)
Net increase in cash, cash equivalents and restricted cash	$141,285	$19,963

Cash used in operating activities was $42.9 million during the three months ended March 31, 2021 compared to cash provided of $1.0 million during the three months ended March 31, 2020. Cash used in operating activities for the three months ended March 31, 2021 included net income of $256.6 million adjusted for noncash items of $56.5 million and changes in operating assets and liabilities of $356.0 million. Noncash items of $56.5 million include (a) depreciation and amortization of $6.8 million, (b) share-based compensation of $5.5 million, (c) income from equity investments of $0.9 million, (d) fair value adjustments of $10.7 million, (e) provision for doubtful accounts of $0.4 million, (f) income allocated for mandatorily redeemable noncontrolling interests of $0.1 million, (g) other noncash interest and other of $4.4 million, (h) deferred income taxes of $62.7 million, (i) dividends from equity investments of $0.3 million, (j) loss on extinguishment of debt of $0.9 million, (k) gain on equity investment of $3.5 million and (l) effect of foreign currency on operations of $0.7 million.

Cash provided by investing activities was $0.7 million during the three months ended March 31, 2021 compared to cash used in investing activities of $72.1 million for the three months ended March 31, 2020. During the three months ended March 31, 2021, cash provided by investing activities consisted of cash received from loans receivable repayment of $87.5 million, partially offset by cash used for purchases of loans receivable of $75.7 million, repayments of loan participations sold of $6.1 million, cash used for purchases of equity investments of $4.7 million and purchases of property and equipment of $0.1 million. During the three months ended March 31, 2020, cash used in investing activities consisted of cash used for loans receivable of $115.3 million, repayments of loan participations sold of $0.2 million and cash used for purchases of property and equipment of $0.4 million, offset by cash received from loans receivable repayment of $42.1 million, sale of a loan receivable to a related party of $1.8 million.

Cash provided by financing activities was $184.2 million during the three months ended March 31, 2021 compared to cash provided by financing activities of $92.3 million during the three months ended March 31, 2020. During the three months ended March 31, 2021, cash provided by financing activities primarily consisted of $402.4 million proceeds from issuance of senior notes, $64.7 million net proceeds from offerings of common stock and $3.7 million contributions from noncontrolling interests, offset by (a) $37.6 million used to repay our notes payable, (b) $95.2 million used to pay dividends on our common shares, (c) $4.8 million use for repayment on our term loan, (d) $128.2 million used to repurchase our senior notes, (e) $7.5 million used to pay debt issuance costs, (f) $11.6 million distributions to noncontrolling interests and (g) $1.8 million used to pay dividends on our preferred shares. During the three months ended March 31, 2020, cash provided by financing activities primarily consisted of $171.1 million proceeds from issuance of senior notes and $4.6 million proceeds from offerings of preferred stock, offset by (a) $37.1 million used to repay our asset based credit facility, (b) $24.1 million used to repurchase our common stock, (c) $9.6 million used to pay dividends on our common shares, (d) $4.8 million use for repayment on our term loan, (e) $1.8 million used to repurchase our senior notes, (f) $2.7 million used to pay debt issuance costs, (g) $1.3 million distribution to noncontrolling interests, (h) $1.1 million used to pay dividends on our preferred shares (i) $0.5 million used for payment of employment taxes on vesting of restricted stock and (j) $0.4 million used to repay our other notes payable.

Credit Agreements

On April 21, 2017, we amended the asset based credit facility agreement (as amended, the “Credit Agreement”) with Wells Fargo Bank to increase the maximum borrowing limit from $100.0 million to $200.0 million. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. The Credit Agreement continues to allow for borrowings under a separate credit agreement (a “UK Credit Agreement”) dated March 19, 2015 with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom with borrowings up to 50.0 million British Pounds. Any borrowing on the UK Credit Agreement reduces the availability of the asset based $200.0 million credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. The Credit Agreement continues to include the addition of our Canadian subsidiary, from the October 5, 2016 amendment to the Credit Agreement, to facilitate borrowings to fund retail liquidation transactions in Canada. From time to time, we utilize this credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. Subject to certain limitations and offsets, we are permitted to borrow up to $200.0 million under the credit facility, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect). Borrowings under the credit facility are only made at the discretion of the lender and are generally required to be repaid within 180 days. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related credit agreement. We typically seek borrowings on an engagement-by-engagement basis. The Credit Agreement contains certain covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. There was no outstanding balance on this credit facility at March 31, 2021 and December 31, 2020. At March 31, 2021, there were no open letters of credit outstanding. We are in compliance with all financial covenants in the asset based credit facility at March 31, 2021.

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

On December 31, 2020, the Borrowers, the Secured Guarantors, the Agent and the Lenders, entered into the Second Amendment to Credit Agreement (the “Second Amendment”) pursuant to which, among other things, (i) the Lenders agreed to make a new $75.0 million term loan to the Borrowers, the proceeds of which the Borrowers’ will use to repay the outstanding principal amount of the existing Terms Loans and Optional Loans and for other general corporate purposes, (ii) the Borrowers were permitted to make a one-time Permitted Distribution (as defined in the Second Amendment) in the amount of $30.0 million on the date of the Second Amendment, (iii) the maturity date of the new Term Loans is five (5) years from the date of the Second Amendment, (iv) the interest rate margin was increased by 25 basis points as set forth in the Second Amendment, (v) the Borrowers agreed to make mandatory prepayments of the Term Loans from a portion of the Consolidated Excess Cash Flow (as defined in the Credit Agreement), (vi) the maximum Consolidated Total Funded Debt Ratio (as defined in the Credit Agreement) was increased as set forth in the Second Amendment and (vii) the Company and B. Riley Principal Investments, LLC entered into a reaffirmation of their guarantees of the Borrowers’ obligations under the Credit Agreement. Additionally, the Borrowers paid a commitment fee and an arrangement fee, each based on a percentage of the aggregate commitments, in each case upon the closing of the Second Amendment, as further discussed in Note 10 to the accompanying financial statements. The borrowings under the amended BRPAC Credit Agreement bear interest equal to the LIBOR plus a margin of 2.75% to 3.25% depending on the Borrowers’ consolidated total funded debt ratio as defined in the BRPAC Credit Agreement. At March 31, 2021, the interest rate on the BRPAC Credit Agreement was 3.36%.

Amounts outstanding under the Amended BRPAC Credit Agreement are due in quarterly installments commencing on March 31, 2021. Quarterly installments from June 30, 2021 to December 31, 2021 are in the amount of $4.8 million per quarter, from March 31, 2022 to December 31, 2022 are in the amount of $4.3 million per quarter, from March 31, 2023 to December 31, 2023 are in the amount of $3.8 million per quarter, from March 31, 2024 to December 31, 2024 are in the amount of $3.3 million per quarter, and from March 31, 2025 to December 31, 2025 are $2.8 million per quarter.

As of March 31, 2021 and December 31, 2020, the outstanding balance on the term loan was $69.5 million (net of unamortized debt issuance costs of $0.7 million) and $74.2 million (net of unamortized debt issuance costs of $0.8 million), respectively.

We are in compliance with all financial covenants in the BRPAC Credit Agreement at March 31, 2021.

Senior Note Offerings

During the three months ended March 31, 2021, the Company issued $12.9 million of senior notes due with maturities dates ranging from May 2023 to January 2028 pursuant to At the Market Issuance Sales Agreements with B. Riley Securities, Inc. which governs the program of at-the-market sales of the Company’s senior notes. A series of prospectus supplements were filed by the Company with the SEC which allowed the Company to sell these senior notes.

On January 25, 2021, the Company issued $230.0 million of senior notes due in January 2028 (“6.0% 2028 Notes”). Interest on the 6.0% 2028 Notes is payable quarterly at 6.0%. The 6.0% 2028 Notes are unsecured and due and payable in full on January 31, 2028. In connection with the issuance of the 6.0% 2028 Notes, the Company received net proceeds of $225.7 million (after underwriting commissions, fees and other issuance costs of $4.3 million). The Notes bear interest at the rate of 6.0% per annum.

On March 29, 2021, the Company issued $159.5 million of senior notes due in March 2026 (“5.5% 2026 Notes”). Interest on the 5.5% 2026 Notes is payable quarterly at 5.5%. The 5.5% 2026 Notes are unsecured and due and payable in full on March 31, 2026. In connection with the issuance of the 5.5% 2026 Notes, the Company received net proceeds of $156.3 million (after underwriting commissions, fees and other issuance costs of $3.2 million). The Notes bear interest at the rate of 5.5% per annum.

On March 31, 2021, the Company exercised its option for early redemption at par $128.2 million of senior notes due in May 2027 (“7.50% 2027 Notes”) pursuant to the second supplemental indenture dated May 31, 2017. The total redemption payment included $1.6 million in accrued interest.

At March 31, 2021 and December 31, 2020, the total senior notes outstanding was $1,139.1 million (net of unamortized debt issue costs of $15.4 million) and $870.8 million (net of unamortized debt issue costs of $9.6 million) with a weighted average interest rate of 6.49% and 6.95%, respectively. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes totaled $18.7 million and $14.4 million for the three months ended March 31, 2021 and 2020, respectively.

The most recent sales agreement prospectus was filed by us with the SEC on April 6, 2021 (the “April 2021 Sales Agreement Prospectus”), supplementing the prospectus filed on January 28, 2021 (the “January 2021 Sales Agreement Prospectus”). This program provides for the sale by the Company of up to $150.0 million of certain of the Company’s senior notes. As of March 31, 2021, the Company had $137.1 million remaining availability under the January 2021 Sales Agreement.

Off Balance Sheet Arrangements

As part of our investment banking and financial services activities, from time to time we enter into guaranties of debt, commitments of other entities, and similar transactions that may be considered off-balance sheet arrangements.

B&W Credit Agreement and Backstop

On January 31, 2020, the Company provided Babcock & Wilcox Enterprises, Inc. (“B&W”) $30.0 million of additional Tranche A-4 last out term loans pursuant to Amendment No. 20 (“Amendment No. 20”) to the Credit Agreement, dated May 11, 2015 (as amended to date, the “B&W Credit Agreement”) with Bank of America, N.A., as administrative agent and lender, and the other lenders party thereto. The Company is a lender with respect to B&W’s existing last out term loans under the Credit Agreement. Kenneth Young, our President, is the Chief Executive Officer of B&W. Pursuant to Amendment No. 20, B&W and the lenders, including the Company, also agreed upon a term sheet pursuant to which B&W would undertake a refinancing transaction on or prior to May 11, 2020 (the “Refinancing”) and B&W and the lenders, including the Company, would amend and restate the Credit Agreement on the terms specified therein. On January 31, 2020, B&W also entered into a letter agreement with the Company (the “Backstop Commitment Letter”) pursuant to which the Company agreed to fund any shortfall in the $200.0 million of new debt or equity financing required as part of the terms of the Refinancing to the extent such amounts have not been raised from third parties on the same terms contemplated by the Refinancing. On May 14, 2020, the Company provided B&W with another $30.0 million of last-out term loans pursuant to a further amendments to B&W’s credit agreement, which also included future commitments for the Company to loan B&W $40.0 million on various dates starting in November 2020 and a limited guaranty by the Company of B&W’s obligations under the amended credit facility, of which, at March 31, 2021, no amounts remain available.

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

Franchise Group Commitment Letter and Loan Participant Guaranty

PSP Commitment

On January 23, 2021, the Company committed up to $400.0 million aggregate principal amount of unsecured debt financing, consisting of $100.0 million of secured debt financing, and $300.0 million of unsecured debt financing, to affiliates of Franchise Group, Inc. (collectively, “FRG”) in connection with FRG’s acquisition of Pet Supplies Plus (“PSP”). FRG consummated the acquisition of PSP in March 2021 and the Company was not required nor did it provide any debt financing in connection therewith. At March 31, 2021, there were no further commitments outstanding to FRG.

Other Commitment

On June 19, 2020, the Company participated in a loan facility agreement to provide a total loan commitment up to 33.0 million EUROS to a retailer in Europe.  The Company made an initial funding of 6.6 million EUROS in July 2020. No additional borrowings have been made since the initial funding, leaving unused future commitments available of up to 26.4 million EUROS as of March 31, 2021.

Except as disclosed above, we have no material obligations, assets or liabilities which would be considered off-balance sheet arrangements and do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

On January 25, 2021, the Company issued $230.0 million of senior notes due in January 2028 (“6.0% 2028 Notes”) pursuant to the prospectus supplement dated February 12, 2020. Interest on the 6.0% 2028 Notes is payable quarterly at 6.0%. The 6.0% 2028 Notes are unsecured and due and payable in full on January 31, 2028. In connection with the issuance of the 6.0% 2028 Notes, the Company received net proceeds of $225.7 million (after underwriting commissions, fees and other issuance costs of $4.3 million). The Notes bear interest at the rate of 6.0% per annum.

On March 31, 2021, the Company exercised its option for early redemption at par $128.2 million of senior notes due in May 2027 (“7.50% 2027 Notes”) pursuant to the second supplemental indenture dated May 31, 2017. The total redemption payment included $1.6 million in accrued interest.

On March 29, 2021, the Company issued $159.5 million of senior notes due in March 2026 (“5.5% 2026 Notes”) pursuant to the prospectus supplement dated January 28, 2021. Interest on the 5.5% 2026 Notes is payable quarterly at 5.5%. The 5.5% 2026 Notes are unsecured and due and payable in full on March 31, 2026. In connection with the issuance of the 5.5% 2026 Notes, the Company received net proceeds of $156.3 million (after underwriting commissions, fees and other issuance costs of $3.2 million). The Notes bear interest at the rate of 5.5% per annum.

As a result, our total senior notes payable increased to $1,154.5 million as of March 31, 2021 and our senior notes payable due in more than 5 years increased to $551.0 million. Additionally, our total contractual obligations increased to $1,639.7 million and our total payments due in more than 5 years increased to $577.4 million.

There were no other material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Standards

See Note 2(u) to the accompanying financial statements for recent accounting pronouncements we have not yet adopted and recently adopted.

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

The primary objective of our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income we receive from investments without significantly increasing risk. To achieve these objectives, our investments allow us to maintain a portfolio of cash equivalents, short-term investments through a variety of securities owned that primarily includes common stocks, corporate bonds and investments in partnership interests, and loans receivable. Our cash and cash equivalents through March 31, 2021 included amounts in bank checking and liquid money market accounts. We may be exposed to interest rate risk through trading activities in convertible and fixed income securities as well as U.S. Treasury securities, however, based on our daily monitoring of this risk, we believe we currently have limited exposure to interest rate risk in these activities.

Foreign Currency Risk

The majority of our operating activities are conducted in U.S. dollars. Revenues generated from our foreign subsidiaries totaled less than $0.5 million for the three months ended March 31, 2021 or 0.1% of our total revenues of $600.2 million during the three months ended March 31, 2021. The financial statements of our foreign subsidiaries are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (loss). Transaction gains (losses), which were included in our condensed consolidated statements of operations, amounted to a gain of $0.6 million and $0.9 million during the three months ended March 31, 2021 and 2020, respectively. We may be exposed to foreign currency risk; however, our operating results during the three months ended March 31, 2021 included less than $0.5 million of revenues from our foreign subsidiaries and a 10% appreciation of the U.S. dollar relative to the local currency exchange rates would result in less than $0.1 million increase in our operating income and a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net decrease in our operating income of less than $0.1 million for the three months ended March 31, 2021.

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

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that as of March 31, 2021 our disclosure controls and procedures were effective at the reasonable assurance level.

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

On January 5, 2017, complaints filed in November 2015 and May 2016 naming MLV & Co. (“MLV”) and National Securities Corporation, each an indirect broker-dealer subsidiary of the Company, as defendants in putative class action lawsuits alleging claims under the Securities Act, in connection with the offerings of Miller Energy Resources, Inc. (“Miller”) have been consolidated. The consolidated Complaint, styled Gaynor v. Miller et al., is pending in the Circuit Court for Morgan County, Tennessee, and, like its predecessor complaints, continues to allege claims under Sections 11 and 12 of the Securities Act against nine underwriters for alleged material misrepresentations and omissions in the registration statement and prospectuses issued in connection with six offerings (February 13, 2013; May 8, 2013; June 28, 2013; September 26, 2013; October 17, 2013 (as to MLV only) and August 21, 2014) with an alleged aggregate offering price of approximately $151.0 million. Court ordered mediation before a federal magistrate took place on August 6, 2019, with no resolution. Settlement discussions are ongoing. An accrual for the settlement is included in the accompanying consolidated financial statements.

On July 3, 2019, a lawsuit was filed against National Securities Corporation, National Asset Management, Inc., National, National’s current board members and certain former board members, certain officers of National, John Does 1–10, and the National as a nominal defendant, in the United States District Court for the Southern District of New York, captioned Kay Johnson v. National Securities Corporation, et al., Case No. 1:19-cv-06197-LTS. The complaint presents three purported derivative causes of action on behalf of the Company, and five causes of action by the plaintiff directly. As part of the derivative claims, the complaint generally alleges that certain of the individual defendants failed to establish and maintain adequate internal controls to ensure that the Board acted in accordance with its fiduciary duties to prevent and uncover alleged legal and regulatory misconduct and wrongdoing on the part of a National officer. As part of its claims brought directly by the plaintiff, the complaint generally alleges that certain individual and corporate defendants wrongfully terminated the employment of the plaintiff in violation of the Dodd-Frank Act and applicable common law, or conspired to do so. The complaint further alleges that certain corporate defendants violated the Equal Pay Act with regards to the plaintiff’s compensation. The complaint seeks monetary damages in favor of the Company, an order directing the Company’s board members to take actions to enhance the Company’s governance, compensatory and punitive damages in favor of the plaintiff, and attorneys’ fees and costs. On February 2, 2020, the plaintiff filed an amended complaint presenting additional causes of action. The Company has notified its insurer of the lawsuit and believes it has valid defenses to the asserted claims of the complaint. On March 18, 2020, the defendants filed a motion to dismiss the amended complaint. The plaintiff filed an opposition to the defendants’ motion to dismiss on April 15, 2020, and the defendants filed a reply in further support of the motion to dismiss on May 6, 2020. On August 20, 2020, the parties entered into mediation with a private mediator in an attempt to settle the action and, on January 15, 2021, as a result of the mediation, the parties reached a settlement agreement. In March 2021, a settlement agreement and release was executed by the parties and all claims have been dismissed.

The New York Department of Financial Services (the “Department”) completed its investigation of NSC’s compliance with the Department’s Cybersecurity Requirements for Financial Services Companies (the “Regulations”). The Regulations establish standards for the cybersecurity programs of entities the Department licenses or otherwise regulates, including NSC. On April 14, 2021, NSC paid the Department a fine of $3.0 million as a result of the Department’s finding that NSC of violated certain of the Regulations.

NSC is a respondent in several Financial Industry Regulatory Authority (“FINRA”) arbitration proceedings filed by investors alleging claims in connection with equity investments in GPB Capital Holdings, LLC (“GPB”) involving matters prior to the Company’s acquisition of National on February 25, 2021. Some of these arbitration claims, among other things, also allege that NSC failed to supervise certain registered representatives.  NSC is evaluating each arbitration claim on its own merits. GPB and its affiliates have been the subject of various civil claims and fraud investigations over the past few years and, in February 2021, the U.S. Department of Justice indicted certain individuals affiliated with GPB for material misrepresentations and omissions under the federal securities laws with respect to funds managed by GPB.  At the present time, the Company continues to vigorously defend these actions and is not able to determine the ultimate resolution of these matters. Adverse judgments in these matters in the aggregate could materially and adversely affect the Company and its financial condition.

Item 1A. Risk Factors.

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 4, 2021. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2020, could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. There have been no material changes to the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2020.

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

Exhibit Index

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

10.1*	DASH Medical Holdings, LLC Subscription Agreement, dated as of March 1, 2021, by and between DASH Medical Holdings, LLC and B. Riley Principal Investments, LLC

10.2*	Limited Liability Company Agreement, dated as of March 1, 2021, of DASH Medical Holdings, LLC (included as Exhibit B to Exhibit 10.1 above)

10.3*	Joinder to Limited Liability Company Agreement, dated as of March 1, 2021, by and between DASH Medical Holdings, LLC and B. Riley Principal Investments, LLC

10.4*	Subordinated Working Capital Promissory Note, dated as of March 2, 2021, made by DASH Medical Gloves, LLC and DASH Holding Company, Inc., in favor of BRF Finance Co., LLC

10.5*	Subordination Agreement, dated as of March 2, 2021, among Tree Line Capital Partners, LLC, as administrative agent, and BRF Finance Co., LLC, DASH Holding Company, Inc., and DASH Medical Gloves, LLC

10.6*	Form of Performance Restricted Stock Unit Agreement pursuant to the Amended and Restated 2009 Stock Incentive Plan

10.7*	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of February 8, 2021, by and among Babcock & Wilcox Enterprises, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto, including B. Riley Securities, Inc., and the Company, as limited guarantor

10.8*	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of March 4, 2021, by and among Babcock & Wilcox Enterprises, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto, including B. Riley Securities, Inc., and the Company, as limited guarantor

10.9*	Amendment No. 4 to Amended and Restated Credit Agreement, dated as of March 26, 2021, by and among Babcock & Wilcox Enterprises, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto, including B. Riley Securities, Inc., and the Company, as limited guarantor

31.1*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.3*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B. Riley Financial, Inc.

Date: May 7, 2021	By:	/s/ PHILLIP J. AHN
		Name:	Phillip J. Ahn
		Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)