Form 10-Q
period 2021-06-30
B. Riley Financial, Inc.
filed 2021-08-02
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 26, 2021, there were 27,580,300 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

B. Riley Financial, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Assets:
Cash and cash equivalents	$297,396	$103,602
Restricted cash	1,335	1,235
Due from clearing brokers	424,949	7,089
Securities and other investments owned, at fair value	1,278,773	777,319
Securities borrowed	1,140,023	765,457
Accounts receivable, net	57,853	46,518
Due from related parties	734	986
Advances against customer contracts	200	200
Loans receivable, at fair value (includes $131,379 and $295,809 from related parties at June 30, 2021 and December 31, 2020, respectively)	270,295	390,689
Prepaid expenses and other assets	119,400	87,262
Operating lease right-of-use assets	60,933	48,799
Property and equipment, net	14,447	11,685
Goodwill	236,005	227,046
Other intangible assets, net	200,304	190,745
Deferred tax assets, net	4,080	4,098
Total assets	$4,106,727	$2,662,730
Liabilities and Equity
Liabilities:
Accounts payable	$6,101	$2,722
Accrued expenses and other liabilities	220,603	168,478
Deferred revenue	68,398	68,651
Deferred tax liabilities, net	90,325	34,248
Due to related parties and partners	230	327
Due to clearing brokers	—	13,672
Securities sold not yet purchased	272,088	10,105
Securities loaned	1,134,359	759,810
Mandatorily redeemable noncontrolling interests	4,105	4,700
Operating lease liabilities	73,761	60,778
Notes payable	357	37,967
Loan participations sold	4,444	17,316
Term loans, net	257,104	74,213
Senior notes payable, net	1,213,105	870,783
Total liabilities	3,344,980	2,123,770

Commitments and contingencies (Note 13)
B. Riley Financial, Inc. equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 4,275 and 3,971 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively; and liquidation preference of $106,882 and $99,260 as of June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 27,580,300 and 25,777,796 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	3	3
Additional paid-in capital	387,084	310,326
Retained earnings	338,260	203,080
Accumulated other comprehensive loss	(1,178)	(823)
Total B. Riley Financial, Inc. stockholders’ equity	724,169	512,586
Noncontrolling interests	37,578	26,374
Total equity	761,747	538,960
Total liabilities and equity	$4,106,727	$2,662,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Services and fees	$266,143	$125,595	$555,612	$284,976
Trading income (losses) and fair value adjustments on loans	32,679	114,547	299,621	(67,895)
Interest income - Loans and securities lending	25,491	24,506	62,411	46,357
Sale of goods	12,457	1,820	19,285	2,824
Total revenues	336,770	266,468	936,929	266,262
Operating expenses:
Direct cost of services	12,094	7,985	23,416	27,937
Cost of goods sold	3,626	860	8,952	1,629
Selling, general and administrative expenses	199,922	106,562	391,266	194,306
Impairment of tradenames	—	8,500	—	12,500
Interest expense - Securities lending and loan participations sold	10,983	11,221	30,172	19,694
Total operating expenses	226,625	135,128	453,806	256,066
Operating income	110,145	131,340	483,123	10,196
Other income (expense):
Interest income	56	224	105	470
Gain on extinguishment of loans	6,509	—	6,509	—
(Loss) income from equity investments	(852)	(318)	23	(554)
Interest expense	(20,856)	(16,509)	(40,642)	(32,163)
Income (loss) before income taxes	95,002	114,737	449,118	(22,051)
(Provision) benefit for income taxes	(19,902)	(32,208)	(117,420)	5,331
Net income (loss)	75,100	82,529	331,698	(16,720)
Net (loss) income attributable to noncontrolling interests	(576)	(1,311)	1,366	(1,895)
Net income (loss) attributable to B. Riley Financial, Inc.	$75,676	$83,840	$330,332	$(14,825)
Preferred stock dividends	1,789	1,087	3,538	2,142
Net income (loss) available to common shareholders	$73,887	$82,753	$326,794	$(16,967)

Basic income (loss) per common share	$2.70	$3.23	$12.03	$(0.66)
Diluted income (loss) per common share	$2.58	$3.07	$11.39	$(0.66)

Weighted average basic common shares outstanding	27,344,184	25,627,085	27,159,257	25,827,849
Weighted average diluted common shares outstanding	28,668,465	26,992,823	28,690,444	25,827,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$75,100	$82,529	$331,698	$(16,720)
Other comprehensive income (loss):
Change in cumulative translation adjustment	281	515	(355)	(705)
Other comprehensive income (loss), net of tax	281	515	(355)	(705)
Total comprehensive income (loss)	75,381	83,044	331,343	(17,425)
Comprehensive (loss) income attributable to noncontrolling interests	(576)	(1,311)	1,366	(1,895)
Comprehensive income (loss) attributable to B. Riley Financial, Inc.	$75,957	$84,355	$329,977	$(15,530)

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

(Dollars in thousands, except share data)

Three Months Ended June 30, 2021 and 2020

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, April 1, 2021	3,971	$—	27,194,909	$3	$380,543	$352,910	$(1,459)	$33,823	$765,820
Preferred stock issued	304	—	—	—	8,281	—	—	—	8,281
ESPP shares issued and vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	385,391	—	(10,348)	—	—	—	(10,348)
Share based payments	—	—	—	—	8,608	—	—	—	8,608
Dividends on common stock ($3.00 per share)	—	—	—	—	—	(88,537)	—	—	(88,537)
Dividends on preferred stock	—	—	—	—	—	(1,789)	—	—	(1,789)
Net income	—	—	—	—	—	75,676	—	(576)	75,100
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,597)	(2,597)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	6,928	6,928
Other comprehensive income	—	—	—	—	—	—	281	—	281
Balance, June 30, 2021	4,275	$—	27,580,300	$3	$387,084	$338,260	$(1,178)	$37,578	$761,747

Balance, April 1, 2020	2,531	$—	25,988,565	$3	$308,472	$(70,232)	$(3,208)	$27,986	$263,021
ESPP shares issued and vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	481,709	—	(2,157)	—	—	—	(2,157)
Common stock repurchased and retired	—	—	(605,881)	—	(3,711)	—	—	—	(3,711)
Share based payments	—	—	—	—	4,168	—	—	—	4,168
Dividends on common stock ($0.25 per share)	—	—	—	—	—	(6,594)	—	—	(6,594)
Dividends on preferred stock	—	—	—	—	—	(1,087)	—	—	(1,087)
Net income	—	—	—	—	—	83,840	—	(1,311)	82,529
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(465)	(465)
Other comprehensive income	—	—	—	—	—	—	515	—	515
Balance, June 30, 2020	2,531	$—	25,864,393	$3	$306,772	$5,927	$(2,693)	$26,210	$336,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity (Continued)

(Unaudited)

(Dollars in thousands, except share data)

Six months ended June 30, 2021 and 2020

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, January 1, 2021	3,971	$—	25,777,796	$3	$310,326	$203,080	$(823)	$26,374	$538,960
Common stock issued, net of offering costs	—	—	1,413,045	—	64,713	—	—	—	64,713
Preferred stock issued	304	—	—	—	8,281	—	—	—	8,281
ESPP shares issued and vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	389,459	—	(10,370)	—	—	—	(10,370)
Share based payments	—	—	—	—	14,134	—	—	—	14,134
Dividends on common stock ($6.50 per share)	—	—	—	—	—	(191,614)	—	—	(191,614)
Dividends on preferred stock	—	—	—	—	—	(3,538)	—	—	(3,538)
Net income	—	—	—	—	—	330,332	—	1,366	331,698
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(13,854)	(13,854)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	10,650	10,650
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	13,042	13,042
Other comprehensive loss	—	—	—	—	—	—	(355)	—	(355)
Balance, June 30, 2021	4,275	$—	27,580,300	$3	$387,084	$338,260	$(1,178)	$37,578	$761,747

Balance, January 1, 2020	2,349	$—	26,972,332	$3	$323,109	$39,536	$(1,988)	$29,591	$390,251
Preferred stock issued	182	—	—	—	4,630	—	—	—	4,630
ESPP shares issued and vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	520,007	—	(2,677)	—	—	—	(2,677)
Common stock repurchased and retired	—	—	(1,627,946)	—	(27,779)	—	—	—	(27,779)
Share based payments	—	—	—	—	9,489	—	—	—	9,489
Dividends on common stock ($0.60 per share)	—	—	—	—	—	(16,642)	—	—	(16,642)
Dividends on preferred stock	—	—	—	—	—	(2,142)	—	—	(2,142)
Net loss	—	—	—	—	—	(14,825)	—	(1,895)	(16,720)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,486)	(1,486)
Other comprehensive loss	—	—	—	—	—	—	(705)	—	(705)
Balance, June 30, 2020	2,531	$—	25,864,393	$3	$306,772	$5,927	$(2,693)	$26,210	$336,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$331,698	$(16,720)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	12,924	9,879
Provision for doubtful accounts	755	2,081
Share-based compensation	14,134	9,489
Fair value adjustments, non-cash	(10,046)	21,975
Non-cash interest and other	(9,091)	(6,943)
Effect of foreign currency on operations	(1,486)	(73)
(Income) loss from equity investments	(23)	554
Dividends from equity investments	610	797
Deferred income taxes	51,242	(14,340)
Impairment of intangibles and gain on disposal of fixed assets	—	12,550
Gain on extinguishment of loans	(6,509)	—
Loss (gain) on extinguishment of debt	919	(1,556)
Gain on equity investment	(3,544)	—
Income allocated for mandatorily redeemable noncontrolling interests	347	397
Change in operating assets and liabilities:
Due from clearing brokers	(424,062)	(5,271)
Securities and other investments owned	(316,181)	20,009
Securities borrowed	(374,565)	27,967
Accounts receivable and advances against customer contracts	808	27,601
Prepaid expenses and other assets	(25,870)	(19,707)
Accounts payable, accrued expenses and other liabilities	(22,983)	738
Amounts due to/from related parties and partners	155	4,404
Securities sold, not yet purchased	261,476	(32,017)
Deferred revenue	(3,158)	3,896
Securities loaned	374,549	(31,481)
Net cash (used in) provided by operating activities	(147,901)	14,229
Cash flows from investing activities:
Purchases of loans receivable	(87,309)	(152,228)
Repayments of loans receivable	95,522	74,450
Sale of loan receivable to related party	—	1,800
Proceeds from loan participations sold	—	2,400
Repayment of loan participations sold	(10,772)	(940)
Acquisition of business, net of $34,924 cash acquired	(390)	(1,500)
Purchases of property, equipment and other	(288)	(851)
Proceeds from sale of property, equipment and intangible assets	—	1
Purchase of equity investments	(10,485)	(6,486)
Net cash used in investing activities	(13,722)	(83,354)
Cash flows from financing activities:
Repayment of asset based credit facility	—	(37,096)
Repayment of notes payable	(37,610)	(357)
Repayment of term loan	(11,484)	(9,620)
Proceeds from term loan	200,000	—
Proceeds from issuance of senior notes	475,698	171,078
Redemption of senior notes	(128,156)	(1,829)
Payment of debt issuance costs	(15,661)	(2,760)
Payment for contingent consideration	(411)	—
Payment of employment taxes on vesting of restricted stock	(10,370)	(2,678)
Common dividends paid	(181,269)	(17,489)
Preferred dividends paid	(3,538)	(2,142)
Repurchase of common stock	—	(27,779)
Distribution to noncontrolling interests	(14,792)	(2,143)
Contribution from noncontrolling interests	10,650	—
Proceeds from issuance of common stock	64,713	—
Proceeds from issuance of preferred stock	8,281	4,630
Net cash provided by financing activities	356,051	71,815
Increase in cash, cash equivalents and restricted cash	194,428	2,690
Effect of foreign currency on cash, cash equivalents and restricted cash	(534)	(705)
Net increase in cash, cash equivalents and restricted cash	193,894	1,985
Cash, cash equivalents and restricted cash, beginning of period	104,837	104,739
Cash, cash equivalents and restricted cash, end of period	$298,731	$106,724

Supplemental disclosures:
Interest paid	$66,359	$45,934
Taxes paid	$63,987	$608

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS OPERATIONS

B. Riley Financial, Inc. and its subsidiaries (collectively, the “Company”) provide investment banking and financial services to corporate, institutional and high net worth clients, and asset disposition, financial consulting, appraisal and capital advisory services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional services firms throughout the United States, Australia, Canada, and Europe and consumer Internet access and cloud communication services through its wholly-owned subsidiaries United Online, Inc. (“UOL” or “United Online”) and magicJack VocalTec Ltd. (“magicJack”). The Company also has a majority ownership interest in BR Brands Holding, LLC (“BR Brands” or “Brands”), which provides licensing of trademarks.

On February 25, 2021, the Company completed the acquisition of all of the outstanding shares of National Holdings Corporation (“National”) not already owned by the Company. The total cash consideration for the approximately 55% of National outstanding shares that the Company did not previously own and settlement of outstanding share based awards amounted to $35,314. The Company used the acquisition method of accounting for this acquisition. The acquisition expands the Company’s investment banking, wealth management and financial planning offerings by adding National’s brokerage, insurance, tax preparation and advisory services. As a result of the National acquisition, the Company realigned its segment reporting structure in the first quarter of 2021 to reflect organizational management changes for its wealth management business. Under the new structure, the wealth management business previously reported in the Capital Markets segment are now reported in the Wealth Management segment. In conjunction with the new reporting structure, the Company recast its segment presentation for all periods presented.

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

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”).  In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.  During the second quarter of 2021, the full impact of the COVID-19 outbreak continues to evolve. As the U.S. economy recovers, aided by additional stimulus packages and positive momentum in the domestic vaccine rollout, countries across the world continue to manage repeated waves of the pandemic, including variant strains of COVID-19, amid uneven progress toward vaccination. The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the success of vaccines in slowing or halting the pandemic.  These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy continue to be highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted, the Company’s results of operations, financial position and cash flows may be materially adversely affected.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of B. Riley Financial, Inc. and its wholly-owned and majority-owned subsidiaries. The condensed consolidated financial statements also include the accounts of (a) Great American Global Partners, LLC which is controlled by the Company as a result of its ownership of a 50% member interest, appointment of two of the three executive officers and significant influence over the funding of operations, and (b) National Asset Management, Inc. (“NAM”), a federally-registered investment adviser providing asset management advisory services to retail clients for a fee based upon a percentage of assets managed. NAM has a majority voting interest in Innovation X Management, LLC (“Innovation X”), which together serve as the investment manager of an investment fund (see Variable Interest Entities below). Because NAM has the majority voting interest in Innovation X, the results of operations of Innovation X are included in the Company's consolidated financial statements, and the amount attributable to the other investor is recorded as a non-controlling interest. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 4, 2021. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

(b) Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expense during the reporting period. Estimates are used when accounting for certain items such as valuation of securities and loans receivables, allowance for doubtful accounts, the fair value of intangible assets and goodwill, the fair value of mandatorily redeemable noncontrolling interests, fair value of share based arrangements, accounting for income tax valuation allowances, recovery of contract assets, sales returns and allowances and contingencies. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

(c) Interest Expense — Securities Lending Activities and Loan Participations Sold

Interest expense from securities lending activities is included in operating expenses related to operations in the Capital Markets segment. Interest expense from securities lending activities is incurred from equity and fixed income securities that are loaned to the Company and totaled $10,725 and $10,802 for the three months ended June 30, 2021 and 2020, respectively, and $29,446 and $18,723 for the six months ended June 30, 2021 and 2020, respectively. Loan participations sold as of June 30, 2021 and 2020 totaled $4,444 and $14,109, respectively. Interest expense from loan participations sold totaled $258 and $419 for the three months ended June 30, 2021 and 2020, respectively, and $726 and $971 for the six months ended June 30, 2021 and 2020, respectively.

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

(e) Advertising Expenses

The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $578 and $864 for the three months ended June 30, 2021 and 2020, respectively, and $1,156 and $1,704 for the six months ended June 30, 2021 and 2020, respectively. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

In June 2018, the Company adopted the 2018 Employee Stock Purchase Plan (“Purchase Plan”) which allows eligible employees to purchase common stock through payroll deductions at a price that is 85% of the market value of the common stock on the last day of the offering period. In accordance with the provisions of Accounting Standards Codification 718, Compensation — Stock Compensation (“ASC 718”), the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. For the three months ended June 30, 2021 and 2020, the Company recognized compensation expense of $115 and $59, respectively, related to the Purchase Plan. For the six months ended June 30, 2021 and 2020, the Company recognized compensation expense of $342 and $224, respectively, related to the Purchase Plan.

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

(i) Restricted Cash

As of June 30, 2021, restricted cash included $864 of cash collateral for foreign exchange contracts and leases and $471 related to one of the Company’s telecommunication suppliers. In June 2021, National’s Paycheck Protection Program (“PPP”) which the Company assumed as part of the acquisition of National on February 25, 2021 was forgiven, and $6,553 of restricted cash related to the loans was returned to the Company. As of December 31, 2020, restricted cash included $764 of cash collateral for foreign exchange contracts and $471 related to one of the Company’s telecommunication suppliers.

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

(k) Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under finance leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Depreciation and amortization expense on property and equipment was $1,031 and $899 for the three months ended June 30, 2021 and 2020, respectively and $1,904 and $1,831 for the six months ended June 30, 2021 and 2020, respectively.

(l) Loans Receivable

The Company adopted the new credit loss standard effective January 1, 2020. Pursuant to ASU 2016-13 and its amendment ASU 2019-05, the Company elected the irrevocable fair value option for all outstanding loans receivable that were previously measured at amortized cost. Under the fair value option, loans receivables are measured at each reporting period based upon their exit value in an orderly transaction and unrealized gains or losses from changes in fair value are recorded in the condensed consolidated statements of operations. These loans are no longer subject to evaluation for impairment through an allowance for loan loss as such losses will be captured through fair value changes. The impact of adopting ASC 326 was immaterial to the consolidated financial statements.

Loans receivable, at fair value totaled $270,295 and $390,689 at June 30, 2021 and December 31, 2020, respectively. The loans have various maturities through March 2027. As of June 30, 2021 and December 31, 2020, the historical cost of loans receivable accounted for under the fair value option was $274,624 and $405,064, respectively, which included principal balances of $284,664 and $416,401, respectively, and unamortized costs, origination fees, premiums and discounts, totaling $10,040 and $11,337, respectively. During the three months ended June 30, 2021 and 2020, the Company recorded unrealized losses on the loans receivable at fair value of $680 and $4,049, respectively, and during the six months ended June 30, 2021 and 2020, unrealized gains of $10,046 and losses of $21,975, respectively, which is included in trading income (losses) and fair value adjustments on loans on the condensed consolidated statements of operations.

The Company may periodically provide limited guarantees to third parties for loans that are made to investment banking and lending clients. At June 30, 2021, the Company has outstanding limited guarantee arrangements with respect to Babcock & Wilcox Enterprises, Inc. (“B&W”) as further described in Note 13. In accordance with the new credit loss standard, the Company evaluates the need to record an allowance for credit losses for these loan guarantees since they have off-balance sheet credit exposures. At June 30, 2021, the Company has not recorded any provision for credit losses on the B&W guarantees since the Company believes that there is sufficient collateral to protect the Company from any credit loss exposure.

Interest income on loans receivable is recognized based on the stated interest rate of the loan on the unpaid principal balance plus the amortization of any costs, origination fees, premiums and discounts and is included in interest income - loans and securities lending on the condensed consolidated statements of operations. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income over the lives of the related loans. Unearned income, discounts and premiums are amortized to interest income using a level yield methodology.

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

As of June 30, 2021 and December 31, 2020, the Company’s securities and other investments owned and securities sold not yet purchased at fair value consisted of the following securities:

	June 30,	December 31,
	2021	2020
Securities and other investments owned:
Equity securities	$1,129,217	$697,288
Corporate bonds	42,912	3,195
Other fixed income securities	3,227	1,913
Partnership interests and other	103,417	74,923
	$1,278,773	$777,319

Securities sold not yet purchased:
Equity securities	$261,314	$4,575
Corporate bonds	10,675	4,288
Other fixed income securities	99	1,242
	$272,088	$10,105

(n) Fair Value Measurements

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The Company’s securities and other investments owned and securities sold and not yet purchased are comprised of common and preferred stocks and warrants, corporate bonds, and investments in partnerships. Investments in common stocks that are based on quoted prices in active markets are included in Level 1 of the fair value hierarchy. The Company also holds loans receivable valued at fair value, nonpublic common and preferred stocks and warrants for which there is little or no public market and fair value is determined by management on a consistent basis. For investments where little or no public market exists, management’s determination of fair value is based on the best available information which may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration various factors including earnings history, financial condition, recent sales prices of the issuer’s securities and liquidity risks. These investments are included in Level 3 of the fair value hierarchy. Investments in partnership interests include investments in private equity partnerships that primarily invest in equity securities, bonds, and direct lending funds. The Company also invests in priority investment funds and the underlying securities held by these funds are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. The Company’s partnership and investment fund interests are valued based on the Company’s proportionate share of the net assets of the partnerships and funds; the value for these investments is derived from the most recent statements received from the general partner or fund administrator. These partnership and investment fund interests are valued at net asset value (“NAV”) in accordance with ASC “Topic 820: Fair Value Measurements.”

Securities and other investments owned also include investments in nonpublic entities that do not have a readily determinable fair value and do not report NAV per share. These investments are accounted for using a measurement alternative under which they are measured at cost and adjusted for observable price changes and impairments. Observable price changes result from, among other things, equity transactions for the same issuer executed during the reporting period, including subsequent equity offerings or other reported equity transactions related to the same issuer. For these transactions to be considered observable price changes of the same issuer, we evaluate whether these transactions have similar rights and obligations, including voting rights, distribution preferences, conversion rights, and other factors, to the investments we hold. Any investments adjusted to their fair value by applying the measurement alternative are disclosed as nonrecurring fair value measurements, including the level in the fair value hierarchy that was used. As of June 30, 2021 and December 31, 2020, investments in nonpublic entities valued using a measurement alternative of $42,931 and $26,948, respectively, are included in securities and other investments owned in the accompanying condensed consolidated balance sheets.

The fair value of mandatorily redeemable noncontrolling interests is determined based on the issuance of similar interests for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports and internal valuation models.

The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.

	Financial Assets and Liabilities Measured at Fair Value
	on a Recurring Basis at June 30, 2021 Using
		Quoted prices in	Other	Significant
	Fair value at	active markets for	observable	unobservable
	June 30,	identical assets	inputs	inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities and other investments owned:
Equity securities	$1,086,286	$767,788	$—	$318,498
Corporate bonds	42,912	—	42,912	—
Other fixed income securities	3,227	—	3,227	—
Total securities and other investments owned	1,132,425	767,788	46,139	318,498
Loans receivable, at fair value	270,295	—	—	270,295
Total assets measured at fair value	$1,402,720	$767,788	$46,139	$588,793

Liabilities:
Securities sold not yet purchased:
Equity securities	$261,314	$261,314	$—	$—
Corporate bonds	10,675	—	10,675	—
Other fixed income securities	99	—	99	—
Total securities sold not yet purchased	272,088	261,314	10,774	—
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,105	—	—	4,105
Total liabilities measured at fair value	$276,193	$261,314	$10,774	$4,105

	Financial Assets and Liabilities Measured at Fair Value
	on a Recurring Basis at December 31, 2020 Using
		Quoted prices in	Other	Significant
	Fair value at	active markets for	observable	unobservable
	December 31	identical assets	inputs	inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities and other investments owned:
Equity securities	$670,340	$521,048	$—	$149,292
Corporate bonds	3,195	—	3,195	—
Other fixed income securities	1,913	—	1,913	—
Total securities and other investments owned	675,448	521,048	5,108	149,292
Loans receivable, at fair value	390,689	—	—	390,689
Total assets measured at fair value	$1,066,137	$521,048	$5,108	$539,981

Liabilities:
Securities sold not yet purchased:
Equity securities	$4,575	$4,575	$—	$—
Corporate bonds	4,288	—	4,288	—
Other fixed income securities	1,242	—	1,242	—
Total securities sold not yet purchased	10,105	4,575	5,530	—
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,700	—	—	4,700
Total liabilities measured at fair value	$14,805	$4,575	$5,530	$4,700

As of June 30, 2021 and December 31, 2020, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $588,793 and $539,981, respectively, or 14.3% and 20.3%, respectively, of the Company’s total assets. In determining the fair value for these Level 3 financial assets, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity.

The following table summarizes the significant unobservable inputs in the fair value measurement of level 3 financial assets and liabilities by category of investment and valuation technique as of June 30, 2021:

	Fair value at
	June 30,				Weighted
	2021	Valuation Technique	Unobservable Input	Range	Average
Assets:
Equity securities	279,648	Market approach	Multiple of EBITDA	5.85x - 12.00x	7.31x
			Multiple of PV-10	0.65x	0.65x
			Multiple of Sales	2.13x	2.13x
			Market price of related security	$0.83	$0.83
	38,850	Option pricing model	Annualized volatility	0.21 - 2.83	$0.67
Loans receivable at fair value	270,295	Discounted cash flow	Market interest rate	4.9% - 37.5%	16.9%
Total level 3 assets measured at fair value	$588,793

Liabilities:
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$4,105	Market approach	Operating income multiple	6.0x	6.0x

The changes in Level 3 fair value hierarchy during the six months ended June 30, 2021 and 2020 are as follows:

	Level 3	Level 3 Changes During the Period				Level 3
	Balance at	Fair	Relating to	Purchases,	Transfer in	Balance at
	Beginning of	Value	Undistributed	Sales and	and/or out	End of
	Year	Adjustments	Earnings	Settlements	of Level 3	Period
Six Months Ended June 30, 2021
Equity securities	$149,292	$53,074	$—	$119,745	$(3,613)	$318,498
Loans receivable at fair value	390,689	10,141	4,473	(135,008)	—	270,295
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,700	—	(595)	—	—	4,105
Six Months Ended June 30, 2020
Equity securities	$109,251	$(2,462)	$—	$1,000	$—	$107,789
Loans receivable at fair value	43,338	(21,974)	2,462	75,843	225,848	325,517
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,616	—	(265)	—	—	4,351

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

The amount reported in the table above for the six months ended June 30, 2021 and 2020 includes the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis. The carrying amounts reported in the condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value based on the short-term maturity of these instruments.

As of June 30, 2021 and December 31, 2020, the senior notes payable had a carrying amount of $1,213,105 and $870,783, respectively, and fair value of $1,262,750 and $898,606, respectively. The carrying amount of the term loans approximates fair value because the effective yield of such instruments are consistent with current market rates of interest for instruments of comparable credit risk.

The investments in nonpublic entities that do not report NAV are measured at cost, adjusted for observable price changes and impairments, with changes recognized in trading income (losses) and fair value adjustments on loans on the condensed consolidated statements of operations. These investments are evaluated on a nonrecurring basis based on the observable price changes in orderly transactions for the identical or similar investment of the same issuer. Further adjustments are not made until another observable transaction occurs. Therefore, the determination of fair values of these investments in nonpublic entities that do not report NAV does not involve significant estimates and assumptions or subjective and complex judgments. Investments in nonpublic entities that do not report NAV are subject to a qualitative assessment for indicators of impairment. If indicators of impairment are present, the Company is required to estimate the investment’s fair value and immediately recognize an impairment charge in an amount equal to the investment’s carrying value in excess of its estimated fair value.

The following table sets forth the assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of June 30, 2021. This investment was measured due to an observable price change during the three months ended June 30, 2021.

Fair Value Measurement Using
		Quoted prices in	Other	Significant
		active markets for	observable	unobservable
		identical assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2021
Investments in nonpublic entities that do not report NAV	$2,536	$—	$2,536	$—
As of December 31, 2020
Investments in nonpublic entities that do not report NAV	$—	$—	$—	$—

During the six months ended June 30, 2021 and 2020, except for the impact of the intangible impairment charge in 2020 as described in Note 6 - Goodwill and Intangible Assets, there were no additional assets or liabilities measured at fair value on a non-recurring basis.

(o) Derivative and Foreign Currency Translation

The Company periodically uses derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain loans receivable and Auction and Liquidation engagements with operations outside the United States. As of June 30, 2021 and December 31, 2020, forward exchange contracts in the amount of 20,200 Euros and 6,000 Euros, respectively, were outstanding.

The forward exchange contracts were entered into to improve the predictability of cash flows related to a retail store liquidation engagement and a loan receivable. The net gain from forward exchange contracts was $363 and $673 during the three and six months ended June 30, 2021, respectively. There was no forward exchange contract activity during the three and six months ended June 30, 2020. This amount is reported as a component of selling, general and administrative expenses in the consolidated statements of operations.

The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. Transaction losses were $390 and $438 during the three months ended June 30, 2021 and 2020, respectively and gains were $166 and $510 during the six months ended June 30, 2021 and 2020, respectively. These amounts are included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.

(p) Equity Investment

At June 30, 2021 and December 31, 2020, equity investments of $48,851 and $54,953, respectively, were included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheets. The Company’s share of earnings or losses from equity method investees is included in gain (loss) from equity investments in the accompanying condensed consolidated statements of operations.

bebe stores, inc.

At June 30, 2021 and December 31, 2020, the Company had a 39.5% ownership interest in bebe stores, inc. (“bebe”). On November 10, 2020, the Company purchased an additional 1,500,000 shares of newly issued common stock of bebe for $7,500 and increased its’ ownership interest increased from 31.5% to 39.5%. The equity ownership in bebe was accounted for under the equity method of accounting and is included in prepaid expenses and other assets in the condensed consolidated balance sheets.

As of June 30, 2021, the carrying value of the Company’s equity investment in bebe exceeded the fair value based on the quoted market prices. In consideration of these facts, the Company evaluated its investment for impairment. The Company did not utilize bright-line tests in the evaluation. Based on the available facts and information regarding the operating results of bebe, the Company’s ability and intent to hold the investments until recovery, the relative amount of the declines, and the length of time that the fair values were less than the carrying values, the Company concluded that recognition of impairment losses in earnings was not required. However, the Company will continue to monitor the investment and it is possible that impairment losses will be recorded in earnings in future periods based on changes in facts and circumstances or intentions.

National Holdings Corporation

As of December 31, 2020, the Company owned approximately 45% of the commons stock of National which was included in prepaid expenses and other assets in the condensed consolidated balance sheets. The equity ownership in National was accounted for under the equity method of accounting for periods prior to February 25, 2021. On February 25, 2021, the Company completed the acquisition of National by acquiring the 55% of common stock not previously owned by the Company pursuant to an agreement and plan of merger dated January 10, 2021, following the successful completion of a tender offer commenced by us on January 27, 2021. The cash consideration for the purchase of the 55% of common stock not previously owned by the Company and settlement of outstanding share based awards was $35,314. National’s operating results subsequent to February 25, 2021 is included in the Company’s condensed consolidated financial statements.

Other Equity Investments

The Company has other equity investments over which the Company exercises significant influence but which do not meet the requirements for consolidation, including B. Riley Principal 150 Merger Corp., B. Riley Principal 250 Merger Corp., and 40% ownership interest in Lingo Management, LLC. The equity ownership in these other investments was accounted for under the equity method of accounting and is included in prepaid expenses and other assets in the condensed consolidated balance sheets.

(q) Loan Participations Sold

As of June 30, 2021, the Company has sold investments (“Loan Participations Sold”) to third parties (“Participants”) that are accounted for as secured borrowings under ASC Topic 860, Transfers and Servicing. Under ASC Topic 860, a partial loan transfer does not qualify for sale accounting in order for sale treatment to be allowed. A participation or other partial loan transfer that meets the definition of a participating interest is classified as loan receivable and the portion transferred is recorded as a secured borrowing under loan participations sold in the condensed consolidated balance sheets. The Participants are entitled to payments made by the borrower of the related loan equal to the current Loan Participations Sold outstanding at the interest rates for the respective investment. In the event that the borrower defaults, the Participants have rights to payments from such borrower, but do not have recourse to the Company. The terms of the Loan Participations Sold are commensurate with the terms of the related loan.

As of June 30, 2021 and December 31, 2020, the Company had entered into participation agreements for a total of $4,444 and $17,316, respectively. In addition, the interest income and interest expense related to the Loan Participations Sold resulted in interest income and interest expense which is presented gross on the condensed consolidated statements of operations.

(r) Supplemental Non-cash Disclosures

During the six months ended June 30, 2021, non-cash investing activities included the repayment of a loan receivable in full in the amount of $133,453 with equity securities. In addition, $35,000 of loans receivable were exchanged for $35,000 of newly issued debt securities and a $36,000 note receivable was issued for the sale of equity securities to a third party. During the six months ended June 30, 2020, non-cash investing activities included $4,633 non-cash conversion of an equity method investment and $6,170 conversion of a loan receivable to shares of stock.

(s) Reclassifications

Certain amounts reported in the Capital Markets segment for the three and six months ended June 30, 2020 have been reclassified and reported in the Financial Consulting and Wealth Management segments for the three and six months ended June 30, 2020 as a result of the organizational changes that created the new Financial Consulting segment in the fourth quarter of 2020 and Wealth Management segment in the first quarter of 2021.

For the six months ended June 30, 2020, $797 of dividends received from equity method investments that were previously included in cash flows from investing activities have been reclassified and included in cash flows from operating activities to conform to the 2021 presentation.

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

In November 2020, the Company invested in Lingo Management, LLC (“Lingo”), a joint venture with an unaffiliated third party. On March 10, 2021, the Company also extended a promissory note to Lingo Communications, LLC (a wholly owned subsidiary of Lingo). Lingo is a VIE because the entity does not have enough equity at risk to finance its activities without additional subordinated financial support. The Company has determined that it is not the primary beneficiary because it does not have the power to direct the activities of the VIE that most significantly impact the entity’s financial performance. The Company’s variable interests in Lingo include loans receivable, at fair value and an equity investment accounted for under the equity method of accounting.

The Company, through its newly acquired subsidiary, National, has entered into agreements to provide investment banking and advisory services to numerous investment funds (the “Funds”) that are considered variable interest entities under the accounting guidance. These Funds are established primarily to make and manage investments in equity or convertible debt securities of privately held companies that the Company, as investment advisor to the Funds, believes possess innovative or disruptive technologies and present opportunities for an initial public offering (“IPO”) or other similar liquidity event within approximately one to five years from the date of investment. The Funds intend to hold the investments until an IPO or other similar liquidity event and then to make distributions to its investors when contractually permitted, estimated at approximately six months following such IPO or liquidity event.

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

Placement agent fees attributable to such arrangements from acquisition date through June 30, 2021 were $25,382 and are included in services and fees in the condensed consolidated statements of operations.

The carrying value of the Company’s investments in the VIEs that were not consolidated is shown below.

June 30, 2021
Partnership investments	$23,516
Equity Investment	2,255
Due from related party	536
Loans receivable, at fair value	57,400
Maximum exposure to loss	$83,707

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

NOTE 3—RESTRUCTURING CHARGE

The Company did not record any restructuring charges for the three and six months ended June 30, 2021 and 2020. The following tables summarize the changes in accrued restructuring charge during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Balance, beginning of period	$702	$1,284	$727	$1,600
Cash paid	(29)	(315)	(57)	(631)
Non-cash items	3	10	6	10
Balance, end of period	$676	$979	$676	$979

NOTE 4— SECURITIES LENDING

The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of June 30, 2021 and December 31, 2020:

				Amounts not
				offset in the
				consolidated balance
		Gross amounts	Net amounts	sheets but eligible
		offset in the	included in the	for offsetting
	Gross amounts	consolidated	consolidated	upon counterparty
	recognized	balance sheets (1)	balance sheets	default(2)	Net amounts
As of June 30, 2021
Securities borrowed	$1,140,023	$—	$1,140,023	$1,140,023	$—
Securities loaned	$1,134,359	$—	$1,134,359	$1,134,359	$—
As of June 30, 2020
Securities borrowed	$786,363	$—	$786,363	$786,363	$—
Securities loaned	$779,013	$—	$779,013	$779,013	$—

(1)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(2)	Includes the amount of cash collateral held/posted.

NOTE 5— ACCOUNTS RECEIVABLE

The components of accounts receivable, net, include the following:

	June 30,	December 31,
	2021	2020
Accounts receivable	$33,917	$33,604
Investment banking fees, commissions and other receivables	20,817	10,316
Unbilled receivables	6,684	5,712
Total accounts receivable	61,418	49,632
Allowance for doubtful accounts	(3,565)	(3,114)
Accounts receivable, net	$57,853	$46,518

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

Additions and changes to the allowance for doubtful accounts consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Balance, beginning of period	$3,526	$2,238	$3,599	$1,514
Add: Additions to reserve	353	940	755	2,081
Less: Write-offs	(320)	(418)	(821)	(835)
Less: Recovery	6	—	32	—
Balance, end of period	$3,565	$2,760	$3,565	$2,760

NOTE 6— GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $236,005 and $227,046 at June 30, 2021 and December 31, 2020, respectively.

The changes in the carrying amount of goodwill for the six months ended June 30, 2021 were as follows:

					Principal
					Investments-
	Capital	Wealth	Auction and	Financial	United Online
	Markets	Management	Liquidation	Consulting	and magicJack
	Segment	Segment	Segment	Segment	Segment	Total
Balance as of December 31, 2020	$50,806	$28,396	$1,975	$23,680	$122,189	$227,046
Goodwill acquired during the period:
Acquisition of business	—	8,959	—	—	—	8,959
Balance as of June 30, 2021	$50,806	$37,355	$1,975	$23,680	$122,189	$236,005

Intangible assets consisted of the following:

		As of June 30, 2021			As of December 31, 2020
		Gross			Gross
		Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Useful Life	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Customer relationships	0.1 to 13 Years	$116,858	$50,153	$66,705	$98,898	$40,281	$58,617
Domain names	7 Years	235	165	70	235	148	87
Advertising relationships	8 Years	100	62	38	100	56	44
Internally developed software and other intangibles	0.5 to 5 Years	11,775	7,757	4,018	11,775	6,913	4,862
Trademarks	7 to 10 Years	5,469	1,272	4,197	2,850	991	1,859
Total		134,437	59,409	75,028	113,858	48,389	65,469

Non-amortizable assets:
Tradenames		125,276	—	125,276	125,276	—	125,276
Total intangible assets		$259,713	$59,409	$200,304	$239,134	$48,389	$190,745

Amortization expense was $5,134 and $4,024 for the three months ended June 30, 2021 and 2020, respectively and $11,020 and $8,048 for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, estimated future amortization expense was $10,159, $17,193, $14,686, $10,745 and $7,518 for the years ended December 31, 2021 (remaining six months), 2022, 2023, 2024 and 2025, respectively. The estimated future amortization expense after December 31, 2025 was $14,727.

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

NOTE 7— NOTES PAYABLE

Asset Based Credit Facility

On April 21, 2017, the Company amended its credit agreement (as amended, the “Credit Agreement”) governing its asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) to increase the maximum borrowing limit from $100,000 to $200,000. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. The Credit Agreement continues to allow for borrowings under the separate credit agreement (a “UK Credit Agreement”) which was dated March 19, 2015 with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom. Such facility allows the Company to borrow up to 50,000 British Pounds. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $200,000 credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(c) in the Annual Report on Form 10-K. All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The Company paid Wells Fargo Bank a closing fee in the amount of $500 in connection with the April 2017 amendment to the Credit Agreement. The interest rate for each revolving credit advance under the Credit Agreement is subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. Interest expense totaled $108 and $143 for the three months ended June 30, 2021 and 2020, respectively and $216 and $420 for the six months ended June 30, 2021 and 2020, respectively. There was no outstanding balance on this credit facility at June 30, 2021 or December 31, 2020. At June 30, 2021, there were no open letters of credit outstanding.

We are in compliance with all financial covenants in the asset based credit facility at June 30, 2021.

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

In June 2021, the full amount of the Company’s PPP loans and accrued interest were forgiven in the amount of $6,509, and the Company recorded a gain on extinguishment of loans for this amount in the accompanying Condensed Consolidated Statement of Operations.

Other Notes Payable

Notes payable include notes payable to a clearing organization for one of the Company’s broker dealers. The notes payable accrue interest at the prime rate plus 2.0% (5.25% at June 30, 2021) payable annually, maturing January 31, 2022. At June 30, 2021 and December 31, 2020, the outstanding balance for the notes payable was $357 and $714, respectively. Interest expense was $5 and $48 for the three months ended June 30, 2021 and 2020, respectively and $12 and $63 for the six months ended June 30, 2021 and 2020, respectively.

Also included in notes payable at December 31, 2020, was a $37,253 note payable to Garrison TNCI LLC which was assumed as part of the Company’s investment in Lingo Management LLC. The note accrued interest at 12.5% per annum and had a maturity date of March 31, 2021. During the six months ended June 30, 2021, interest expense on the note was $238. The note was paid in full in January 2021.

NOTE 8 — TERM LOANS

Nomura Credit Agreement

On June 23, 2021, the Company, and its wholly owned subsidiaries, BR Financial Holdings, LLC (the “Primary Guarantor”), and BR Advisory & Investments, LLC (the “Borrower”) entered into a credit agreement (the “Credit Agreement”) with Nomura Corporate Funding Americas, LLC, as administrative agent, and Wells Fargo Bank, N.A., as collateral agent, for a four-year $200,000 secured term loan credit facility (the “Term Loan Facility”) and a four-year $80,000 secured revolving loan credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”). The Credit Facilities will mature on June 23, 2025, subject to acceleration or prepayment.

Eurodollar loans under the Credit Facilities will accrue interest at the Eurodollar Rate plus an applicable margin of 4.50%. Base rate loans will accrue interest at the Base Rate plus an applicable margin of 3.50%. In addition to paying interest on outstanding borrowings under the Revolving Credit Facility, the Company is required to pay a quarterly commitment fee based on the unused portion of the Revolving Credit Facility, which is determined by the average utilization of the facility for the immediately preceding fiscal quarter.

Subject to certain eligibility requirements, the assets of certain subsidiaries of the Company that hold credit assets, private equity assets, and public equity assets are placed into a borrowing base, which serves to limit the borrowings under the Credit Facilities. If borrowings under the facilities exceed the borrowing base, the Company is obligated to prepay the loans in an aggregate amount equal to such excess. The Credit Agreement contains certain representations and warranties (subject to certain agreed qualifications) that are customary for financings of this kind.

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit the Company’s, the Primary Guarantor’s, the Borrower’s, and the Borrower’s subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests. In addition, the Credit Agreement contains a financial covenant that requires the Company to maintain Operating EBITDA of at least $115,000 and the Primary Guarantor to maintain net asset value of at least $900,000. The Credit Agreement contains customary events of default, including with respect to a failure to make payments under the credit facilities, cross-default, certain bankruptcy and insolvency events and customary change of control events.

Commencing on September 30, 2022, the Term Loan Facility will amortize in equal quarterly installments of 1.25% of the aggregate principal amount of the term loan as of the closing date with the remaining balance due at final maturity. Quarterly installments from September 30, 2022 to March 31, 2025 are in the amount of $2,500 per quarter.

At June 30, 2021, the outstanding balance on the credit facility’s term loan was $194,218 (net of unamortized debt issuance costs of $5,782). Interest on the term loan for the three and six months ended June 30, 2021, was $236 (including amortization of deferred debt issuance costs of $30). The interest rate on the term loan at June 30, 2021 was 4.64%.

The Company had not made any borrowings under the Revolving Credit Facility at June 30, 2021. The unused commitment fee on the revolving facility for the three and six months ended June 30, 2021 was $30 (including amortization of deferred financing costs of $13). The interest rate on the revolving facility at June 30, 2021 was 4.65%. Subsequent to June 30, 2021, the Company drew down the full $80,000 of the Revolving Credit Facility.

The Company is in compliance with all financial covenants in the Nomura Credit Agreement at June 30, 2021.

BRPAC Credit Agreement

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

On December 31, 2020, the Borrowers, the Secured Guarantors, the Agent and the Lenders, entered into the Second Amendment to Credit Agreement (the “Second Amendment”) pursuant to which, among other things, (i) the Lenders agreed to make a new $75,000 term loan to the Borrowers, the proceeds of which the Borrowers’ used to repay the outstanding principal amount of the existing Terms Loans and Optional Loans and will use for other general corporate purposes, (ii) the Borrowers were permitted to make a one-time Permitted Distribution (as defined in the Second Amendment) in the amount of $30,000 on the date of the Second Amendment, (iii) the maturity date of the new Term Loans was set at five (5) years from the date of the Second Amendment, (iv) the interest rate margin was increased by 25 basis points as set forth in the Second Amendment, (v) the Borrowers agreed to make mandatory prepayments of the Term Loans from a portion of the Consolidated Excess Cash Flow (as defined in the Credit Agreement), (vi) the maximum Consolidated Total Funded Debt Ratio (as defined in the Credit Agreement) was increased as set forth in the Second Amendment and (vii) the Company and B. Riley Principal Investments, LLC entered into a reaffirmation of their guarantees of the Borrowers’ obligations under the Credit Agreement. Additionally, the Borrowers paid a commitment fee and an arrangement fee, each based on a percentage of the aggregate commitments, in each case upon the closing of the Second Amendment. Borrowings under the BRPAC Credit Agreement bear interest at a rate equal to (a) the LIBOR rate for Eurodollar loans, plus (b) the applicable margin rate, which ranges from 2.75% to 3.25% per annum, based upon the Borrowers’ ratio of consolidated funded indebtedness to adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) for the preceding four fiscal quarters or other applicable period. At June 30, 2021 and December 31, 2020, the interest rate on the BRPAC Credit Agreement was 3.36% and 3.40%, respectively.

Amounts outstanding under the Amended BRPAC Credit Agreement are due in quarterly installments commencing on March 31, 2021. Quarterly installments from September 30, 2021 to December 31, 2021 are in the amount of $4,750 per quarter, from March 31, 2022 to December 31, 2022 are in the amount of $4,250 per quarter, from March 31, 2023 to December 31, 2023 are in the amount of $3,750 per quarter, from March 31, 2024 to December 31, 2024 are in the amount of $3,250 per quarter, and from March 31, 2025 to December 31, 2025 are in the amount of $2,750 per quarter.

As of June 30, 2021 and December 31, 2020, the outstanding balance on the term loan was $62,885 (net of unamortized debt issuance costs of $631) and $74,213 (net of unamortized debt issuance costs of $787), respectively. Interest expense on the term loan during the three months ended June 30, 2021 and 2020, was $663 (including amortization of deferred debt issuance costs of $77) and $586 (including amortization of deferred debt issuance costs of $72), respectively. Interest expense on the term loan during the six months ended June 30, 2021 and 2020, was $1,377 (including amortization of deferred debt issuance costs of $157) and $1,415 (including amortization of deferred debt issuance costs of $148), respectively.

The Company is in compliance with all financial covenants in the BRPAC Credit Agreement at June 30, 2021.

NOTE 9—SENIOR NOTES PAYABLE

Senior notes payable, net, are comprised of the following:

	June 30,	December 31,
	2021	2020
7.500% Senior notes due May 31, 2027	$—	$128,156
7.250% Senior notes due December 31, 2027	122,793	122,793
7.375% Senior notes due May 31, 2023	137,454	137,454
6.875% Senior notes due September 30, 2023	115,219	115,168
6.750% Senior notes due May 31, 2024	111,171	111,170
6.500% Senior notes due September 30, 2026	152,573	134,657
6.375% Senior notes due February 28, 2025	139,218	130,942
6.000% Senior notes due January 31, 2028	255,718	—
5.500% Senior notes due March 31, 2026	192,858	—
	1,227,004	880,340
Less: Unamortized debt issuance costs	(13,899)	(9,557)
	$1,213,105	$870,783

During the six months ended June 30, 2021, the Company issued $85,327 of senior notes due with maturity dates ranging from May 2023 to January 2028 pursuant to At the Market Issuance Sales Agreements with B. Riley Securities, Inc. which governs the program of at-the-market sales of the Company’s senior notes. A series of prospectus supplements were filed by the Company with the SEC in respect of the Company’s offerings of these senior notes.

On January 25, 2021, the Company issued $230,000 of senior notes due in January 2028 (“6.0% 2028 Notes”) pursuant to a prospectus supplement dated February 12, 2020. Interest on the 6.0% 2028 Notes is payable quarterly at 6.0%. The 6.0% 2028 Notes are unsecured and due and payable in full on January 31, 2028. In connection with the issuance of the 6.0% 2028 Notes, the Company received net proceeds of $225,723 (after underwriting commissions, fees and other issuance costs of $4,277). The 6.0% 2028 Notes bear interest at the rate of 6.0% per annum.

On March 29, 2021, the Company issued $159,493 of senior notes due in March 2026 (“5.5% 2026 Notes”) pursuant to a prospectus supplement dated January 28, 2021. Interest on the 5.5% 2026 Notes is payable quarterly at 5.5%. The 5.5% 2026 Notes are unsecured and due and payable in full on March 31, 2026. In connection with the issuance of the 5.5% 2026 Notes, the Company received net proceeds of $156,260 (after underwriting commissions, fees and other issuance costs of $3,233). The 5.5% 2026 Notes bear interest at the rate of 5.5% per annum.

On March 31, 2021, the Company exercised its option for early redemption at par $128,156 of senior notes due in May 2027 (“7.50% 2027 Notes”) pursuant to the second supplemental indenture dated May 31, 2017. The total redemption payment included $1,602 in accrued interest.

On June 24, 2021, the Company announced it will redeem all of the issued and outstanding 7.25% Senior Notes due 2027 (the "Notes") on July 26, 2021 (the "Redemption Date"). The Notes have an aggregate principal amount of $122,793. The redemption price is equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest up to, but excluding, the Redemption Date. The Notes, which are listed on NASDAQ under the ticker symbol "RILYG," will be delisted and cease trading on the Redemption Date.

On July 26, 2021, the Company redeemed, in full, $122,793 aggregate principal amount of its 7.25% Senior Notes due 2027 (“7.25% 2027 Notes”) pursuant to the third supplemental indenture dated December 31, 2017. The total redemption payment included approximately $2,127 in accrued interest. In connection with the full redemption, the 7.25% 2027 Notes were delisted from NASDAQ.

At June 30, 2021 and December 31, 2020, the total senior notes outstanding was $1,213,105 (net of unamortized debt issue costs of $13,900) and $870,783 (net of unamortized debt issue costs of $9,557) with a weighted average interest rate of 6.49% and 6.95%, respectively. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes totaled $19,970 and $15,588 for the three months ended June 30, 2021 and 2020, respectively and $38,564 and $29,980 for the six months ended June 30, 2021 and 2020, respectively.

Sales Agreement Prospectus to Issue Up to $150,000 of Senior Notes

The most recent sales agreement prospectus was filed by us with the SEC on April 6, 2021 (the “April 2021 Sales Agreement Prospectus”) supplementing the prospectus filed with the SEC on January 28, 2021 (the “January 2021 Sales Agreement Prospectus”). This program provides for the sale by the Company of up to $150,000 of certain of the Company’s senior notes. As of June 30, 2021, the Company had $64,673 remaining availability under the April 2021 Sales Agreement.

NOTE 10—REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from contracts with customers by reportable segment for the three and six months ended June 30, 2021 and 2020 is as follows:

					Principal
					Investments -
	Capital	Wealth	Auction and	Financial	United Online and
	Markets	Management	Liquidation	Consulting	magicJack	Brands
	Segment	Segment	Segment	Segment	Segment	Segment	Total
Revenues for the three months ended June 30, 2021
Corporate finance, consulting and investment banking fees	$107,224	$—	$—	$14,513	$—	$—	$121,737
Wealth and asset management fees	1,994	67,017	—	—	—	—	69,011
Commissions, fees and reimbursed expenses	11,265	18,132	4,749	9,222	—	—	43,369
Subscription services	—	—	—	—	17,255	—	17,255
Service contract revenues	—	—	784	—	—	—	784
Advertising, licensing and other (1)	—	—	11,743	—	2,391	4,501	18,635
Total revenues from contracts with customers	120,483	85,149	17,277	23,735	19,646	4,501	270,791

Interest income - Loans and securities lending	25,491	—	—	—	—	—	25,491
Trading gains on investments	30,577	2,865	—	—	—	(83)	33,359
Fair value adjustment on loans	(680)	—	—	—	—	—	(680)
Other	5,514	2,295	—	—	—	—	7,809
Total revenues	$181,385	$90,309	$17,277	$23,735	$19,646	$4,418	$336,770

(1)	Includes sale of goods of $11,743 in Auction and Liquidation and $714 in Principal Investments - United Online and magicJack.

Revenues for the three months ended June 30, 2020
Corporate finance, consulting and investment banking fees	$38,498	$—	$—	$11,155	$—	$—	$49,653
Wealth and asset management fees	3,641	15,060	—	—	—	—	18,701
Commissions, fees and reimbursed expenses	12,785	—	2,596	7,668	—	—	23,049
Subscription services	—	—	—	—	18,287	—	18,287
Service contract revenues	—	—	4,610	—	—	—	4,610
Advertising, licensing and other (1)	—	—	1,045	—	3,145	3,206	7,396
Total revenues from contracts with customers	54,924	15,060	8,251	18,823	21,432	3,206	121,696

Interest income - Loans and securities lending	24,506	—	—	—	—	—	24,506
Trading gains on investments	118,128	467	—	—	—	—	118,595
Fair value adjustment on loans	(4,049)	—	—	—	—	—	(4,049)
Other	5,440	258	—	22	—	—	5,720
Total revenues	$198,949	$15,785	$8,251	$18,845	$21,432	$3,206	$266,468

(1)	Includes sale of goods of $1,045 in Auction and Liquidation and $775 in Principal Investments - United Online and magicJack.

					Principal
					Investments -
	Capital	Wealth	Auction and	Financial	United Online and
	Markets	Management	Liquidation	Consulting	magicJack	Brands
	Segment	Segment	Segment	Segment	Segment	Segment	Total
Revenues for the six months ended June 30, 2021
Corporate finance, consulting and investment banking fees	$254,293	$—	$—	$27,940	$—	$—	$282,233
Wealth and asset management fees	4,878	117,528	—	—	—	—	122,406
Commissions, fees and reimbursed expenses	26,809	31,600	11,807	17,204	—	—	87,420
Subscription services	—	—	—	—	34,499	—	34,499
Service contract revenues	—	—	1,085	—	—	—	1,085
Advertising, licensing and other (1)	—	—	17,835	—	5,676	8,889	32,400
Total revenues from contracts with customers	285,980	149,128	30,727	45,144	40,175	8,889	560,043

Interest income - Loans and securities lending	62,411	—	—	—	—	—	62,411
Trading gains on investments	284,354	5,221	—	—	—	—	289,575
Fair value adjustment on loans	10,046	—	—	—	—	—	10,046
Other	10,996	3,858	—	—	—	—	14,854
Total revenues	$653,787	$158,207	$30,727	$45,144	$40,175	$8,889	$936,929

(1)	Includes sale of goods of $17,835 in Auction and Liquidation and $1,450 in Principal Investments - United Online and magicJack.

Revenues for the six months ended June 30, 2020
Corporate finance, consulting and investment banking fees	$94,386	$—	$—	$22,648	$—	$—	$117,034
Wealth and asset management fees	5,304	33,718	—	—	—	—	39,022
Commissions, fees and reimbursed expenses	27,255	—	18,774	16,457	—	—	62,486
Subscription services	—	—	—	—	37,120	—	37,120
Service contract revenues	—	—	9,093	—	—	—	9,093
Advertising, licensing and other (1)	—	—	1,045	—	7,034	7,007	15,086
Total revenues from contracts with customers	126,945	33,718	28,912	39,105	44,154	7,007	279,841

Interest income - Loans and securities lending	46,357	—	—	—	—	—	46,357
Trading losses on investments	(45,960)	40	—	—	—	—	(45,920)
Fair value adjustment on loans	(21,975)	—	—	—	—	—	(21,975)
Other	7,018	487	—	454	—	—	7,959
Total revenues	$112,385	$34,245	$28,912	$39,559	$44,154	$7,007	$266,262

(1)	Includes sale of goods of $1,044 in Auction and Liquidation and $1,780 in Principal Investments - United Online and magicJack.

Contract Balances

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligation(s) are satisfied. Receivables related to revenues from contracts with customers totaled $57,853 and $46,518 at June 30, 2021 and December 31, 2020, respectively. The Company had no significant impairments related to these receivables during the three and six months ended June 30, 2021 and 2020. The Company also has $6,684 and $5,712 of unbilled receivables at June 30, 2021 and December 31, 2020, respectively, and advances against customer contracts of $200 at June 30, 2021 and December 31, 2020. The Company’s deferred revenue primarily relates to retainer and milestone fees received from corporate finance and investment banking advisory engagements, asset management agreements, financial consulting engagements, subscription services where the performance obligation has not yet been satisfied and license agreements with guaranteed minimum royalty payments and advertising/marketing fees with additional royalty revenue based on a percentage of defined sales. Deferred revenue at June 30, 2021 and December 31, 2020 was $68,398 and $68,651, respectively. The Company expects to recognize the deferred revenue of $68,398 at June 30, 2021 as service and fee revenues when the performance obligation is met during the years December 31, 2021 (remaining six months), 2022, 2023, 2024 and 2025 in the amount of $37,452, $11,493, $7,632, $5,212, and $3,025, respectively. The Company expects to recognize the deferred revenue of $3,584 after December 31, 2025.

During the three months ended June 30, 2021 and 2020, the Company recognized revenue of $9,370 and $10,087 that was recorded as deferred revenue at the beginning of the respective year. During the six months ended June 30, 2021 and 2020, the Company recognized revenue of $26,649 and $24,074 that was recorded as deferred revenue at the beginning of the respective year.

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

The capitalized costs to fulfill a contract were $242 and $279 at June 30, 2021 and December 31, 2020, respectively, and are recorded in prepaid expenses and other assets in the condensed consolidated balance sheets. For the three months ended June 30, 2021 and 2020, the Company recognized expenses of $51 and $70 related to capitalized costs to fulfill a contract, respectively. For the six months ended June 30, 2021 and 2020, the Company recognized expenses of $109 and $142 related to capitalized costs to fulfill a contract, respectively. There were no significant impairment charges recognized in relation to these capitalized costs during the three and six months ended June 30, 2021 and 2020.

Remaining Performance Obligations and Revenue Recognized from Past Performance

The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at June 30, 2021. Corporate finance and investment banking fees and retail liquidation engagement fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price at June 30, 2021.

NOTE 11— INCOME TAXES

The Company’s effective income tax rate was a provision of 26.1% and benefit of 24.2% for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, the Company had federal net operating loss carryforwards of $60,422 and state net operating loss carryforwards of $72,058. The Company’s federal net operating loss carryforwards will expire in the tax years commencing in December 31, 2031 through December 31, 2038. The state net operating loss carryforwards will expire in the tax years commencing in December 31, 2025.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss, capital loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company’s net operating losses are subject to annual limitations in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of June 30, 2021, the Company believes that the existing net operating loss carryforwards will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided a valuation allowance. The Company does not believe that it is more likely than not that the Company will be able to utilize the benefits related to capital loss carryforwards and has provided a valuation allowance in the amount of $61,315 against these deferred tax assets.

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

NOTE 12— EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net income per share were 936,727 and 1,365,738 for the three months ended June 30, 2021 and 2020, respectively and 832,360 and 1,592,958 for the six months ended June 30, 2021 and 2020, respectively, because to do so would have been anti-dilutive.

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss) attributable to B. Riley Financial, Inc.	$75,676	$83,840	$330,332	$(14,825)
Preferred stock dividends	(1,789)	(1,087)	(3,538)	(2,142)
Net income (loss) applicable to common shareholders	$73,887	$82,753	$326,794	$(16,967)

Weighted average common shares outstanding:
Basic	27,344,184	25,627,085	27,159,257	25,827,849
Effect of dilutive potential common shares:
Restricted stock units and warrants	1,324,281	1,365,738	1,531,187	—
Diluted	28,668,465	26,992,823	28,690,444	25,827,849

Basic income (loss) per common share	$2.70	$3.23	$12.03	$(0.66)
Diluted income (loss) per common share	$2.58	$3.07	$11.39	$(0.66)

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

(b) Babcock & Wilcox Commitments and Guarantees

On June 30, 2021, the Company agreed to guaranty (the “B. Riley Guaranty”) up to $110,000 of obligations that Babcock & Wilcox Enterprises, Inc. (“B&W”) may owe to providers of cash collateral pledged in connection with B&W’s debt financing. The B. Riley Guaranty is enforceable in certain circumstances, including, among others, certain events of default and the acceleration of B&W’s obligations under a reimbursement agreement with respect to such cash collateral. B&W will pay the Company $935 per annum in connection with the B. Riley Guaranty. B&W has agreed to reimburse the Company to the extent the B. Riley Guaranty is called upon.

On August 10, 2020, the Company entered into a project specific indemnity rider (the “Indemnity Rider”) in favor of Berkley Insurance Company and/or Berkley Regional Insurance Company (collectively, “Berkley”) to a general agreement of indemnity made by B&W in favor of Berkley (the “Indemnity Agreement”). Pursuant to the Indemnity Rider, the Company agreed to indemnify Berkley in connection with a default by B&W under the Indemnity Agreement relating to a $29,970 payment and performance bond issued by Berkley in connection with a construction project undertaken by B&W. In consideration for providing the Indemnity Rider, B&W paid the Company fees in the amount of $600 on August 26, 2020.

On May 14, 2020, the Company entered into an agreement to provide B&W future commitments to loan B&W up to $40,000 at various dates starting in November 2020, of which, at June 30, 2021, no amounts remain available. The Company provided a limited guaranty of B&W’s obligations under B&W’s credit facility with Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (the “BOA Credit Facility”), which was paid off and the Company’s obligations relating thereto terminated as of June 30, 2021, as more fully described in Note 16 - Related Party Transactions

(c) Other Commitments

On June 19, 2020, the Company participated in a loan facility agreement to provide a total loan commitment up to 33,000 EUROS to a retailer in Europe.  The Company made an initial funding of 6,600 EUROS in July 2020. No additional borrowings have been made since the initial funding, leaving unused future commitments available of up to 26,400 EUROS as of June 30, 2021 and December 31, 2020.

At June 30, 2021, the Company had an outstanding commitment to purchase a loan pursuant to an assignment agreement with a client in the amount of $77,477 that was funded on July 2, 2021. Simultaneously with the funding of the loan on July 2, 2021, the Company received a principal payment on the loan for $27,477 reducing the loans receivable balance to $50,000.

NOTE 14— SHARE-BASED PAYMENTS

(a) Employee Stock Incentive Plans

Share-based compensation expense for restricted stock units under the Company’s Amended and Restated 2009 Stock Incentive Plan (the “Plan”) was $8,493 and $4,109 for the three months ended June 30, 2021 and 2020, respectively and $13,792 and $9,265 for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, in connection with employee stock incentive plans, the Company granted 365,050 restricted stock units with a grant date fair value of $25,534 and 1,100,000 performance based restricted stock units with a grant date fair value of $40,876. The restricted stock units generally vest over a period of one to three years based on continued service. Performance based restricted stock units generally vest based on both the employee’s continued service and the achievement of a set threshold of the Company’s common stock price, as defined in the grant, during the three-year period following the grant.  In determining the fair value of restricted stock units on the grant date, the fair value is adjusted for (a) estimated forfeitures, (b) expected dividends based on historical patterns and the Company’s anticipated dividend payments over the expected holding period and (c) the risk-free interest rate based on U.S. Treasuries for a maturity matching the expected holding period.

(b) Employee Stock Purchase Plan

In connection with the Company’s Purchase Plan, share based compensation was $115 and $59 for the three months ended June 30, 2021 and 2020, respectively and $342 and $224 for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, there were 471,973 shares reserved for issuance under the Purchase Plan.

(c) Common Stock

On October 30, 2018, the Company’s Board of Directors authorized a share repurchase program of up to $50,000 of its outstanding common shares. All share repurchases were effected on the open market at prevailing market prices or in privately negotiated transactions. The share repurchase program expired on October 31, 2019. On both October 31, 2019 and 2020, the Company’s Board of Directors authorized share repurchase programs of up to $50,000 of its outstanding common shares. During the year ended December 31, 2020, the Company repurchased 2,165,383 shares of common stock for $48,248. The shares repurchased under the program were retired. During the six months ended June 30, 2021, the Company did not repurchase any shares of its common stock.

On January 15, 2021, the Company issued 1,413,045 shares of common stock inclusive of 184,310 shares issued pursuant to the full exercise of the Underwriter’s option to purchase additional shares of common stock at a price of $46.00 per share for net proceeds of approximately $64,713 after underwriting fees and costs.

(d) Preferred Stock

During the six months ended June 30, 2021, the Company issued 76,417 depository shares of the Series A Preferred Stock. There were 2,657 and 2,581 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively. Total liquidation preference for the Series A Preferred Stock at June 30, 2021 and December 31, 2020, was $66,430 and $64,519, respectively. Dividends on the Series A preferred paid during the six months ended June 30, 2021, were $0.859375 per depository share.

During the six months ended June 30, 2021, the Company issued 228,477 depository shares of the Series B Preferred Stock. There were 1,618 and 1,390 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively. Total liquidation preference for the Series B Preferred Stock at June 30, 2021 and December 31, 2020, was $40,452 and $34,741, respectively. Dividends on the Series B preferred paid during the six months ended June 30, 2021, were $0.921875 per depository share.

NOTE 15— NET CAPITAL REQUIREMENTS

B. Riley Securities (“BRS”), B. Riley Wealth Management (“BRWM”), and National Securities Corporation (“NSC”), the Company’s broker-dealer subsidiaries, are registered with the SEC as broker-dealers and members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company’s broker-dealer subsidiaries are subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of June 30, 2021, BRS had net capital of $329,063, which was $324,101 in excess of required minimum net capital of $4,962; BRWM had net capital of $10,073, which was $9,328 in excess of required minimum net capital of $745; NSC had net capital of $7,162 which was $6,162 in excess of required minimum net capital of $1,000; Winslow, Evans & Crocker, Inc (“WEC”), a subsidiary of National also subject to Rule 15c3-1, had net capital of $2,599 which was $2,460 in excess of required minimum net capital of $139.

NOTE 16— RELATED PARTY TRANSACTIONS

At June 30, 2021, amounts due from related parties of $734 included $1 from GACP I, L.P. (“GACP I”) and $536 from GACP II, L.P. (“GACP II”) for management fees and other operating expenses, and $197 due from CA Global Partners (“CA Global”) for operating expenses related to wholesale and industrial liquidation engagements managed by CA Global on behalf of GA Global Partners. At December 31, 2020, amounts due from related parties of $986 included $9 from GACP I, L.P. (“GACP I”) and $544 from GACP II, L.P. (“GACP II”) for management fees and other operating expenses, and $433 due from CA Global Partners (“CA Global”) for operating expenses related to wholesale and industrial liquidation engagements managed by CA Global on behalf of GA Global Partners.

At June 30, 2021, the Company had sold loan participations to BRC Partners Opportunity Fund, LP (“BRCPOF”), a private equity fund managed by one of its subsidiaries, in the amount of $1,975, and recorded interest expense of $133 and $479 during the three and six months ended June 30, 2021 related to BRCPOF’s loan participations, respectively. The Company also recorded commission income of $93 and $422 from introducing trades on behalf of BRCPOF during the three and six months ended June 30, 2021, respectively. Our executive officers and members of our board of directors have a 65.6% financial interest, which includes a financial interest of Bryant Riley, our Co-Chief Executive Officer, of 52.8% in the BRCPOF at June 30, 2021. At June 30, 2021 and December 31, 2020, the Company had outstanding loan to participations to BRCPOF in the amount of $1,975 and $14,816, respectively.

In June 2020, the Company entered into an investment advisory services agreement with Whitehawk Capital Partners, L.P. (“Whitehawk”), a limited partnership controlled by Mr. J. Ahn, who is the brother of Phil Ahn, the Company’s Chief Financial Officer and Chief Operating Officer. Whitehawk has agreed to provide investment advisory services for GACP I and GACP II. During the three and six months ended June 30, 2021, management fees paid for investment advisory services by Whitehawk was $236 and $1,446, respectively.

The Company periodically participates in loans and financing arrangements for which the Company has an equity ownership and representation on the board of directors (or similar governing body). The Company may also provide consulting services or investment banking services to raise capital for these companies. These transactions can be summarized as follows:

BRPM 150

On February 23, 2021, the Company earned $3,366 of underwriting fees from the initial public offering of B. Riley Principal 150 Merger Corp, (“BRPM 150”), which was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “BRPM 150 IPO”). The Company has also agreed to loan BRPM 150 up to $300 for operating expenses. The loan is interest free and there were no amounts outstanding at December 31, 2020. Subsequent to December 31, 2020, the Company loaned BRPM 150 $40 which was repaid in full on March 1, 2021, using proceeds from the BRPM 150 IPO.

BRPM 250

During the three months ended June 30, 2021, the Company earned $3,337 of underwriting fees from the initial public offering of B. Riley Principal 250 Merger Corp, (“BRPM 250”), which was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “BRPM 250 IPO”).  The Company has also agreed to loan BRPM 250 up to $300 for operating expenses. The loan is interest free and there were no amounts outstanding at December 31, 2020. Subsequent to December 31, 2020, the Company loaned BRPM 250 $100 which was repaid in full on May 17, 2021, using proceeds from the BRPM 250 initial public offering.

Sonim

On June 30, 2021, the Company and EF Hutton, division of Benchmark Investments, LLC (the “Sales Agents”), as sales agents, entered into an At Market Issuance Sales Agreement (the “Sonim Sales Agreement”) with Sonim Technologies, Inc. (“Sonim”) to sell shares of Sonim’s common stock, $0.001 par value per share (the “Sonim Common Stock”), having an aggregate offering price of up to $10,000 (the “Sonim Shares”) through the Sales Agents. Under the Sonim Sales Agreement, the Sales Agents will be entitled to compensation of up to 3.0% of the gross proceeds from each sale of Sonim Shares sold through the Sales Agents.

Babcock and Wilcox

The Company had a last-out term loan receivable due from B&W that was included in loans receivable, at fair value with a fair value of $176,191 at December 31, 2020. On June 1, 2021 the Company agreed to settle the outstanding balance and accrued interest on the last-out term loan receivable in exchange for $848 and 2,916,880 shares of B&W’s 7.75% Series A Cumulative Perpetual Preferred Stock. Additionally, the Company holds senior notes from B&W with a fair value of $21,415 at June 30, 2021.

On January 31, 2020, the Company provided B&W with an additional $30,000 of last-out term loans pursuant to amendments to B&W’s BOA Credit Facility. On May 14, 2020, the Company provided B&W with another $30,000 of last-out term loans pursuant to a further amendment to the BOA Credit Facility which also included future commitments for the Company to loan B&W $40,000 at various dates starting in November 2020 and a limited guaranty of B&W’s obligations under the amended BOA Credit Facility, (the “Amendment Transactions”). In November 2020, an additional $10,000 was funded under the Amendment Transactions. As part of the Amendment Transactions, the Company entered into the following agreements: (i) an Amendment and Restatement Agreement, dated as of May 14, 2020, among B&W, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto, including us; (ii) a Fee Letter, dated as of May 14, 2020, among B&W and us; (iii) a Fee and Interest Equitization Agreement, dated May 14, 2020, between B&W and us; (iv) a Termination Agreement, dated as of May 14, 2020, among us, B&W and acknowledged by Bank of America, N.A. with respect to the Backstop Commitment Letter described below (the “Termination Agreement”); and (v) a Limited Guaranty Agreement, dated as of May 14, 2020, among B&W, Bank of America, N.A and the Company. On June 30, 2021, the amended BOA Credit Facility was paid off and the Company’s obligations relating thereto terminated.

On February 12, 2021, B&W issued the Company an aggregate $35,000 in principal amount of 8.125% senior notes due 2026 in consideration for the cancellation or deemed prepayment of $35,000 principal amount of Tranche A Term Loans made by the Company to B&W pursuant to the new BOA Credit Facility.

During the three and six months ended June 30, 2021, the Company earned $1,710 and $12,348, respectively, of underwriting and financial advisory and other fees from B&W in connection with B&W’s capital raising activities.

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

The Company is also a party to an Indemnity Rider with B&W, and the B. Riley Guaranty, each as disclosed above in Note 13 – Commitments and Contingencies.

Maven

The Company has loans receivable due from the Maven, Inc. (“Maven”) that are included in loans receivable, at fair value of $60,491 and $56,552 at June 30, 2021 and December 31, 2020, respectively. Interest on these loans is payable at 10% per annum with maturity dates through December 2022.

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

Lingo

The Company has a loan receivable due from Lingo Management LLC (“Lingo”) included in loans receivable, at fair value with a fair value of $56,335 and $55,066 at June 30, 2021 and December 31, 2020, respectively. The term loan bears interest at 16.0% per annum with a maturity date of December 1, 2022. The term loan has a conversion feature under which $17,500 will convert to additional equity ownership upon receipt of certain regulatory approval. If those regulatory approvals are received, the conversion would increase the Company’s ownership interest in Lingo from 40% to 80%. On March 10, 2021, the Company also extended a promissory note to Lingo Communications, LLC (a wholly owned subsidiary of Lingo) in the amount of $1,100. The note bears interest at 6% per annum with a maturity date of March 31, 2022.

bebe

The Company has a loan receivable due from bebe stores, Inc. included in loans receivable, at fair value with a fair value of $7,900 and $8,000 at June 30, 2021 and December 31, 2020, respectively. The term loan bears interest at 16.0% per annum with a maturity date of November 10, 2021.

Other

The Company has loans receivable due from Dash Holding Company, Inc. with a fair value of $3,020 and Rumble On, Inc. with a fair value of $2,568 included in loans receivable, at fair value at June 30, 2021. On March 2, 2021, the Company purchased a $2,400 minority equity interest in Dash Medical Holdings, LLC (“Dash”). The Company also loaned Dash Holding Company, Inc. (together with Dash Medical Holdings, LLC, “Dash”), $3,000 pursuant to that certain Subordinated Working Capital Promissory Note (the “Note”) and Subordination Agreement entered into on March 2, 2021. The Note bears interest at 12.0% per annum with a maturity date of March 1, 2027. Dash is controlled by a member of our Board of Directors. On March 12, 2021, the Company loaned Rumble On, Inc. $2,500, a company in which two of the Company’s senior executives serve on the board of directors, which bears interest at 12% and is due on September 30, 2021.

During the six months ended June 30, 2021, the Company earned $2,957 and $1,234 of underwriting and financial advisory and other fees from Rumble On, Inc and Applied Blockchain, Inc, a company in which a senior executive of the Company and the spouse of a senior executive of the Company serve on the board of directors and in which employees and executives of the Company are investors, respectively, in connection with capital raising activities.

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

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Capital Markets segment:
Revenues - Services and fees	$125,997	$60,364	$296,976	$133,964
Trading income and fair value adjustments on loans	29,897	114,080	294,400	(67,935)
Interest income - Loans and securities lending	25,491	24,506	62,411	46,357
Total revenues	181,385	198,950	653,787	112,386
Selling, general and administrative expenses	(65,473)	(56,623)	(151,613)	(84,924)
Interest expense - Securities lending and loan participations sold	(10,983)	(11,221)	(30,172)	(19,694)
Depreciation and amortization	(247)	(595)	(1,012)	(1,191)
Segment income	104,682	130,511	470,990	6,577
Wealth Management segment:
Revenues - Services and fees	87,444	15,318	152,986	34,205
Trading income and fair value adjustments on loans	2,865	467	5,221	40
Total revenues	90,309	15,785	158,207	34,245
Selling, general and administrative expenses	(88,702)	(15,283)	(150,174)	(32,831)
Depreciation and amortization	(2,340)	(470)	(4,739)	(953)
Segment (loss) income	(733)	32	3,294	461
Auction and Liquidation segment:
Revenues - Services and fees	5,534	7,206	12,892	27,867
Revenues - Sale of goods	11,743	1,045	17,835	1,045
Total revenues	17,277	8,251	30,727	28,912
Direct cost of services	(7,540)	(3,217)	(14,120)	(18,033)
Cost of goods sold	(3,105)	(285)	(7,579)	(314)
Selling, general and administrative expenses	(3,077)	(2,729)	(4,566)	(4,255)
Depreciation and amortization	—	—	—	(1)
Segment income	3,555	2,020	4,462	6,309
Financial Consulting segment:
Revenues - Services and fees	23,735	18,845	45,144	39,559
Selling, general and administrative expenses	(19,471)	(15,268)	(37,460)	(30,997)
Depreciation and amortization	(89)	(73)	(187)	(140)
Segment income	4,175	3,504	7,497	8,422
Principal Investments - United Online and magicJack segment:
Revenues - Services and fees	18,932	20,656	38,725	42,374
Revenues - Sale of goods	714	775	1,450	1,779
Total revenues	19,646	21,431	40,175	44,153
Direct cost of services	(4,554)	(4,768)	(9,296)	(9,904)
Cost of goods sold	(521)	(575)	(1,373)	(1,315)
Selling, general and administrative expenses	(4,768)	(4,049)	(9,638)	(9,512)
Depreciation and amortization	(2,528)	(2,851)	(5,062)	(5,730)
Segment income	7,275	9,188	14,806	17,692
Brands segment:
Revenues - Services and fees	4,501	3,206	8,889	7,007
Trading loss and fair value adjustments on loans	(83)	—	—	—
Total revenues	4,418	3,206	8,889	7,007
Selling, general and administrative expenses	(690)	(309)	(1,366)	(1,213)
Depreciation and amortization	(715)	(715)	(1,429)	(1,429)
Impairment of tradenames	—	(8,500)	—	(12,500)
Segment income (loss)	3,013	(6,318)	6,094	(8,135)
Consolidated operating income from reportable segments	121,967	138,937	507,143	31,326

Corporate and other expenses	(11,822)	(7,597)	(24,020)	(21,130)
Interest income	56	224	105	470
Gain on extinguishment of loans	6,509	—	6,509	—
(Loss) income on equity investments	(852)	(318)	23	(554)
Interest expense	(20,856)	(16,509)	(40,642)	(32,163)
Income (loss) before income taxes	95,002	114,737	449,118	(22,051)
(Provision) benefit for income taxes	(19,902)	(32,208)	(117,420)	5,331
Net income (loss)	75,100	82,529	331,698	(16,720)
Net (loss) income attributable to noncontrolling interests	(576)	(1,311)	1,366	(1,895)
Net income (loss) attributable to B. Riley Financial, Inc.	75,676	83,840	330,332	(14,825)
Preferred stock dividends	1,789	1,087	3,538	2,142
Net income (loss) available to common shareholders	$73,887	$82,753	$326,794	$(16,967)

The following table presents revenues by geographical area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Revenues - Services and fees:
North America	$265,097	$124,039	$554,082	$282,505
Australia	—	1,038	—	1,702
Europe	1,046	518	1,530	769
Total Revenues - Services and fees	$266,143	$125,595	$555,612	$284,976

Trading income (losses) and fair value adjustments on loans
North America	$32,679	$114,547	$299,621	$(67,895)

Revenues - Sale of goods
North America	$709	$1,820	$7,537	$2,824
Europe	11,748	—	11,748	—
Total Revenues - Services and fees	$12,457	$1,820	$19,285	$2,824

Revenues - Interest income - Loans and securities lending:
North America	$25,491	$24,506	$62,411	$46,357

Total Revenues:
North America	$323,976	$264,912	$923,651	$263,791
Australia	—	1,038	—	1,702
Europe	12,794	518	13,278	769
Total Revenues	$336,770	$266,468	$936,929	$266,262

As of June 30, 2021 and December 31, 2020 long-lived assets, which consist of property and equipment and other assets, of $14,447 and $11,685, respectively, were located in North America.

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

Overview

General

B. Riley Financial, Inc. (NASDAQ: RILY) and its subsidiaries provide collaborative financial services and solutions through several operating subsidiaries including:

●	B. Riley Securities, Inc. (“B. Riley Securities”) is a leading, full service investment bank providing financial advisory, corporate finance, research, securities lending and sales and trading services to corporate, institutional and high net worth individual clients. B. Riley Securities, (fka B. Riley FBR) was formed in November 2017 through the merger of B. Riley & Co, LLC and FBR Capital Markets & Co., which the Company acquired in June 2017.

●	B. Riley Wealth Management, Inc. (“B. Riley Wealth Management”) provides comprehensive wealth management and brokerage services to individuals and families, corporations and non-profit organizations, including qualified retirement plans, trusts, foundations and endowments. B. Riley Wealth Management was formerly Wunderlich Securities, Inc., which the Company acquired on July 3, 2017 and whose name was changed in June 2018.

●	National Holdings Corporation (“National”) provides wealth management, brokerage, insurance, tax preparation and advisory services. On February 25, 2021, the Company completed a tender offer to acquire all of the outstanding shares of National not already owned by the Company. The merger expands the Company’s investment banking, wealth management and financial planning offerings.

●	B. Riley Capital Management, LLC, a Securities and Exchange Commission (“SEC”) registered investment advisor, which includes:

○	B. Riley Asset Management, an advisor to certain private funds and to institutional and high net worth investors;

○	Great American Capital Partners, LLC (“GACP”), the general partner of two private funds, GACP I, L.P. and GACP II, L.P., both direct lending funds managed by WhiteHawk Capital Partners, L.P. pursuant to an investment advisory services agreement, that provide senior secured loans and second lien secured loan facilities to middle market public and private U.S. companies.

●	B. Riley Advisory Services provides expert witness, bankruptcy, financial advisory, forensic accounting, valuation and appraisal, and operations management services.

●	B. Riley Retail Solutions, LLC (fka Great American Group, LLC), a leading provider of asset disposition and auction solutions to a wide range of retail and industrial clients.

●	B. Riley Real Estate works with real estate owners and tenants through all stages of the real estate life cycle. Our real estate advisors advise companies, financial institutions, investors, family offices and individuals on real estate projects worldwide. A core focus of B. Riley real estate is the restructuring of lease obligations in both distressed and non-distressed situations, both inside and outside of the bankruptcy process, on behalf of corporate tenants.

●	B. Riley Principal Investments identifies attractive investment opportunities and aims to deliver financial and operational improvement to its portfolio companies. Our team concentrates on opportunities presented by distressed companies or divisions that exhibit challenging market dynamics. Representative transactions include recapitalization, direct equity investment, debt investment, active minority investment and buyouts. B. Riley Principal Investments seeks to control or influence the operations of our investments to deliver financial and operational improvements that will maximize free cash flow, and therefore, shareholder returns. As part of our principal investment strategy, we acquired United Online, Inc. (“UOL” or “United Online”) on July 1, 2016, magicJack VocalTec Ltd. (“magicJack”) on November 14, 2018 and on November 30, 2020 we acquired a 40% equity interest in with Lingo Management, LLC (“Lingo”), with the ability to acquire an additional 40% equity interest therein.

○	UOL is a communications company that offers consumer subscription services and products, consisting of Internet access services and devices under the NetZero and Juno brands primarily sold in the United States.

○	magicJack is a Voice over IP (“VoIP”) cloud-based technology and services communications provider.

○	Lingo is a global cloud/UC and managed service provider.

●	BR Brand Holding, LLC (“BR Brands”), in which the Company owns a majority interest, provides licensing of certain brand trademarks. BR Brands owns the assets and intellectual property related to licenses of six brands: Catherine Malandrino, English Laundry, Joan Vass, Kensie Girl, Limited Too and Nanette Lepore as well as investments in the Hurley and Justice brands with Bluestar Alliance LLC (“Bluestar”), a brand management company.

We are headquartered in Los Angeles with offices in major cities throughout the United States including New York, Chicago, Boston, Atlanta, Dallas, Memphis, Metro Washington D.C., West Palm Beach, and Boca Raton.

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

Auction and Liquidation Segment. Our Auction and Liquidation segment utilizes our significant industry experience, a scalable network of independent contractors and industry-specific advisors to tailor our services to the specific needs of a multitude of clients, logistical challenges and distressed circumstances. Furthermore, our scale and pool of resources allow us to offer our services across North America as well as parts of Europe, Asia and Australia. Our Auction and Liquidation segment operates through two main divisions, retail store liquidations and wholesale and industrial assets dispositions. Our wholesale and industrial assets dispositions division operates through limited liability companies that are controlled by us.

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

Brands Segment. Our Brands segment consists of our brand investment portfolio that is focused on generating revenue through the licensing of trademarks and is held by BR Brands.

Recent Developments

On June 23, 2021, we and our wholly owned subsidiaries, BR Financial Holdings, LLC, a Delaware limited liability company (the “Primary Guarantor”), and BR Advisory & Investments, LLC, a Delaware limited liability company (the “Borrower”), entered into a credit agreement (the “Credit Agreement”) by and among us, Primary Guarantor, the Borrower, the lenders party thereto, Nomura Corporate Funding Americas, LLC, as administrative agent and Wells Fargo Bank, N.A., as collateral agent, providing for a four-year $200.0 million secured term loan credit facility (the “Term Loan Facility”) and a four-year $80.0 million secured revolving loan credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”). The Credit Facilities will mature on June 23, 2025, subject to acceleration or prepayment. On the closing date, the Borrower borrowed the full $200.0 million under the Term Loan Facility. The Revolving Credit Facility is available for borrowing from time to time prior to the final maturity of the Revolving Credit Facility. Subsequent to June 30, 2021, we borrowed the full $80.0 million that was available under the Revolving Credit Facility.

On July 26, 2021, we redeemed, in full, $122.8 million aggregate principal amount of its 7.25% Senior Notes due 2027 (“7.25% 2027 Notes”) pursuant to the third supplemental indenture dated December 31, 2017. The total redemption payment included approximately $2.1 million in accrued interest. In connection with the full redemption, the 7.25% 2027 Notes were delisted from NASDAQ.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”).  In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.  During the second quarter of 2021, the full impact of the COVID-19 outbreak continues to evolve. As the U.S. economy recovers, aided by additional stimulus packages and positive momentum in the domestic vaccine rollout, countries across the world continue to manage repeated waves of the pandemic, including variant strains of COVID-19, amid uneven progress toward vaccination. The impact of the COVID-19 outbreak on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the success of vaccines in slowing or halting the pandemic.  These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy continue to be highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted, our results of operations, financial position and cash flows may be materially adversely affected.

Results of Operations

The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Condensed Consolidated Statements of Operations

(Dollars in thousands)

	Three Months Ended
	June 30,	June 30,	Change
	2021	2020	Amount	%
Revenues:
Services and fees	$266,143	$125,595	$140,548	111.9%
Trading income and fair value adjustments on loans	32,679	114,547	(81,868)	(71.5%)
Interest income - Loans and securities lending	25,491	24,506	985	4.0%
Sale of goods	12,457	1,820	10,637	n/m
Total revenues	336,770	266,468	70,302	26.4%

Operating expenses:
Direct cost of services	12,094	7,985	4,109	51.5%
Cost of goods sold	3,626	860	2,766	n/m
Selling, general and administrative expenses	199,922	106,562	93,360	87.6%
Impairment of tradenames	—	8,500	(8,500)	(100.0%)
Interest expense - Securities lending and loan participations sold	10,983	11,221	(238)	(2.1%)
Total operating expenses	226,625	135,128	91,497	67.7%
Operating income	110,145	131,340	(21,195)	(16.1%)
Other income (expense):
Interest income	56	224	(168)	(75.0%)
Gain on extinguishment of loans	6,509	—	6,509	100.0%
Loss from equity investments	(852)	(318)	(534)	167.9%
Interest expense	(20,856)	(16,509)	(4,347)	26.3%
Income before income taxes	95,002	114,737	(19,735)	(17.2%)
Provision for income taxes	(19,902)	(32,208)	12,306	(38.2%)
Net income	75,100	82,529	(7,429)	(9.0%)
Net loss attributable to noncontrolling interests	(576)	(1,311)	735	(56.1%)
Net income attributable to B. Riley Financial, Inc.	75,676	83,840	(8,164)	(9.7%)
Preferred stock dividends	1,789	1,087	702	64.6%
Net income available to common shareholders	$73,887	$82,753	$(8,866)	(10.7%)

n/m	- Not applicable or not meaningful.

Revenues

The table below and the discussion that follows are based on how we analyze our business.

	Three Months Ended
	June 30,	June 30,	Change
	2021	2020	Amount	%
Revenues - Services and fees:
Capital Markets segment	$125,997	$60,364	$65,633	108.7%
Wealth Management segment	87,444	15,318	72,126	n/m
Auction and Liquidation segment	5,534	7,206	(1,672)	-23.2%
Financial Consulting segment	23,735	18,845	4,890	25.9%
Principal Investments - United Online and magicJack segment	18,932	20,656	(1,724)	-8.3%
Brands segment	4,501	3,206	1,295	40.4%
Subtotal	266,143	125,595	140,548	111.9%

Revenues - Sale of goods:
Auction and Liquidation segment	11,743	1,045	10,698	n/m
Principal Investments - United Online and magicJack segment	714	775	(61)	-7.9%
Subtotal	12,457	1,820	10,637	n/m

Trading income (loss) and fair value adjustments on loans
Capital Markets segment	29,897	114,080	(84,183)	-73.8%
Wealth Management segment	2,865	467	2,398	n/m
Brands segment	(83)	—	(83)	100.0%
Subtotal	32,679	114,547	(81,868)	-71.5%

Interest income - Loans and securities lending:
Capital Markets segment	25,491	24,506	985	4.0%
Total revenues	$336,770	$266,468	$70,302	26.4%

n/m	- Not applicable or not meaningful.

Total revenues increased approximately $70.3 million to $336.8 million during the three months ended June 30, 2021 from $266.5 million during the three months ended June 30, 2020. The increase in revenues during the three months ended June 30, 2021 was primarily due to an increase in revenue from services and fees of $140.5 million, revenue from sale of goods of $10.6 million, and interest income from loans and securities lending of $1.0 million, offset by a decrease in revenue from trading income and fair value adjustments on loans of $81.9 million. The increase in revenue from services and fees in the three months ended June 30, 2021 consisted of increases in revenue of $65.6 million in the Capital Markets segment, $72.1 million in the Wealth Management segment, $4.9 million in the Financial Consulting segment, and $1.3 million in the Brands segment, offset by decreases in revenues of $1.7 million in both the Auction and Liquidation segment and the Principal Investments — United Online and magicJack segment.

Revenues from services and fees in the Capital Markets segment increased $65.6 million, to $126.0 million during the three months ended June 30, 2021 from $60.4 million during the three months ended June 30, 2020. The increase in revenues was primarily due to increases in revenue of $64.4 million from corporate finance, consulting and investment banking fees and $4.3 million from the acquisition of National in the first quarter of 2021, partially offset by decreases in asset management fees of $1.6 million and commissions of $1.5 million.

Revenues from services and fees in the Wealth Management segment increased $72.1 million, to $87.4 million during the three months ended June 30, 2021 from $15.3 million during the three months ended June 30, 2020. The increase in revenues was primarily due to increases in revenue of $63.7 million from the acquisition of National and $8.4 million from wealth and asset management fees.

Revenues from services and fees in the Auction and Liquidation segment decreased $1.7 million, to $5.5 million during the three months ended June 30, 2021 from $7.2 million during the three months ended June 30, 2020. The decrease in revenues was primarily due to fewer large retail fee liquidation engagements.

Revenues from services and fees in the Financial Consulting segment increased $4.9 million, to $23.7 million during the three months ended June 30, 2021 from $18.8 million during the three months ended June 30, 2020. The increase in revenues was primarily due to an increase in revenue of $3.8 million in advisory services, $0.7 million in real estate engagement fees where we provide lease modification services for corporate tenants, and $0.4 million due to a newly formed operations management group during fiscal year 2021.

Revenues from services and fees in the Principal Investments - United Online and magicJack segment decreased $1.7 million to $18.9 million during the three months ended June 30, 2021 from $20.7 million during the three months ended June 30, 2020. The decrease in revenues was primarily due to decreases in subscription services of $1.0 million and in advertising licensing and other of $0.8 million. Management expects revenues from the Principal Investments - United Online and magicJack segment to continue to decline year over year.

Revenues from services and fees in the Brands segment increased $1.3 million to $4.5 million during the three months ended June 30, 2021 from $3.2 million during the three months ended June 30, 2020. The primary source of revenue included in this segment is the licensing of trademarks.

Trading income and fair value adjustments on loans decreased $81.9 million to $32.7 million during the three months ended June 30, 2021 compared to $114.5 million for the three months ended June 30, 2020. The $81.9 million decrease for the three months ended June 30, 2021 was primarily due to a decrease of $84.2 million in the Capital Markets segment partially offset by an increase of $2.4 million in the Wealth Management segment. The gain of $32.7 million for the three months ended June 30, 2021 included realized and unrealized amounts earned on investments made in our proprietary trading accounts of $33.4 million partially offset by an unrealized loss on our loans receivable, at fair value of $0.7 million.

Interest income – loans and securities lending increased $1.0 million, to $25.5 million during the three months ended June 30, 2021 from $24.5 million during the three months ended June 30, 2020. Interest income from securities lending was $13.9 million and $13.5 million during the three months ended June 30, 2021 and 2020, respectively. Interest income from loans was $11.6 million and $11.0 million during the three months ended June 30, 2021 and 2020, respectively.

Revenues – Sale of Goods

Revenues from the sale of goods increased $10.6 million, to $12.5 million during the three months ended June 30, 2021 from $1.8 million during the three months ended June 30, 2020. Revenues from sale of goods were primarily attributable to $11.7 million of sales of retail goods related to a retail liquidation engagement in Europe and $0.7 million of sales of magicJack devices that were sold in connection with VoIP services. Cost of goods sold for the three months ended June 30, 2021 was $3.6 million, resulting in a gross margin of 70.9%.

Operating Expenses

Direct Cost of Services

Direct cost of services increased $4.1 million, to $12.1 million during the three months ended June 30, 2021 from $8.0 million during the three months ended June 30, 2020. Direct costs of services increased by $4.3 million in the Auction and Liquidation segment and decreased by $0.2 million in the Principal Investments — United Online and magicJack segment. The increase in direct costs in the Auction and Liquidation segment was primarily due to a retail liquidation engagement in Europe where we purchased inventory for resale using the existing stores of the client. As part of the retail liquidation engagement, we incurred costs related to the store operations which primarily related to expenses for occupancy, payroll and other store operating costs. The decrease in direct costs in the Principal Investments — United Online and magicJack segment was primarily due to a corresponding decrease in revenues from subscription based customers for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses during the three months ended June 30, 2021 and 2020 were comprised of the following:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$65,720	33.0%	$57,218	53.6%	$8,502	14.9%
Wealth Management segment	91,042	45.5%	15,753	14.8%	75,289	n/m
Auction and Liquidation segment	3,077	1.5%	2,729	2.6%	348	12.8%
Financial Consulting segment	19,560	9.8%	15,341	14.4%	4,219	27.5%
Principal Investments - United Online and magicJack segment	7,296	3.6%	6,900	6.5%	396	5.7%
Brands segment	1,405	0.7%	1,024	1.0%	381	37.2%
Corporate and Other segment	11,822	5.9%	7,597	7.1%	4,225	55.6%
Total selling, general & administrative expenses	$199,922	100.0%	$106,562	100.0%	$93,360	87.6%

Total selling, general and administrative expenses increased approximately $93.4 million to $199.9 million during the three months ended June 30, 2021 from $106.6 million for the three months ended June 30, 2020. The increase of approximately $93.4 million in selling, general and administrative expenses was due to increases of $8.5 million in the Capital Markets segment, $75.3 million in the Wealth Management segment, $0.3 million in the Auction and Liquidation segment, $4.2 million in the Financial Consulting segment, $0.4 million in the Principal Investments — United Online and magicJack segment, $0.4 million in the Brands segment, and $4.2 million in the Corporate and Other segment.

Capital Markets

Selling, general and administrative expenses in the Capital Markets segment increased by $8.5 million to $65.7 million during the three months ended June 30, 2021 from $57.2 million during the three months ended June 30, 2020. The increase was primarily due to increases of $17.7 million in payroll and related expenses, $1.5 million from the acquisition of National, and $2.0 million in investment banking deal expenses, partially offset by a decrease of $12.6 million in consulting expenses.

Wealth Management

Selling, general and administrative expenses in the Wealth Management segment increased by $75.3 million to $91.0 million during the three months ended June 30, 2021 from $15.8 million during the three months ended June 30, 2020. The increase was primarily due to increases of $69.6 million from the acquisition of National, $6.1 million in payroll and related expenses, $0.2 million in software and equipment expenses, $0.1 million in office expenses, and $0.1 million in travel and entertainment expenses, partially offset by decreases of $0.3 million in legal expenses, $0.3 million in occupancy expenses, and $0.3 million in other expenses.

Auction and Liquidation

Selling, general and administrative expenses in the Auction and Liquidation segment increased $0.3 million to $3.1 million during the three months ended June 30, 2021 from $2.7 million during the three months ended June 30, 2020.

Financial Consulting

Selling, general and administrative expenses in the Financial Consulting segment increased by $4.2 million to $19.6 million during the three months ended June 30, 2021 from $15.3 million during the three months ended June 30, 2020. The increase was primarily due to increases of $3.1 million in payroll and related expenses, $0.3 million in other expenses, $0.3 million in travel and entertainment expenses, $0.2 million in legal expenses, and $0.2 million in outside contractor expenses.

Principal Investments — United Online and magicJack

Selling, general and administrative expenses in the Principal Investments — United Online and magicJack segment increased $0.4 million to $7.3 million for the three months ended June 30, 2021 from $6.9 million for the three months ended June 30, 2020. The increase was primarily due to a $1.0 million legal settlement accrual release in the three months ended June 30, 2020, partially offset by decreases of $0.3 million in depreciation and amortization expenses, $0.2 million in payroll and related expenses, and $0.2 million in business promotion and marketing expenses.

Brands

Selling, general and administrative expenses in the Brands segment increased by $0.4 million to $1.4 million during the three months ended June 30, 2021 from $1.0 million during the three months ended June 30, 2020. The increase was primarily due to increases of $0.2 million in payroll and related expenses and $0.2 million in other expenses.

Corporate and Other

Selling, general and administrative expenses for the Corporate and Other segment increased approximately $4.2 million to $11.8 million during the three months ended June 30, 2021 from $7.6 million for the three months ended June 30, 2020. The increase was primarily due to increases of $2.9 million in payroll and related expenses, $0.5 million in gain from currency exchange, $0.4 million in software and equipment expense, $0.2 million in transaction costs, and $0.2 million in other expenses.

Impairment of tradenames. Due to the impact of the COVID-19 outbreak on economic activity and market volatility, we tested our intangible assets as of June 30, 2020 and made the determination that the indefinite-lived tradenames in the Brands segment were impaired. In the three months ended June 30, 2020, the Company recognized impairment of $8.5 million on the indefinite-lived tradenames. There was no impairment in the three months ended June 30, 2021.

Other Income (Expense). Other income included interest income of less than $0.1 million during the three months ended June 30, 2021 and $0.2 million during the three months ended June 30, 2020. Gain on extinguishment of loans in the amount of $6.5 million during the three months ended June 30, 2021 was due to National PPP loans that were forgiven by the SBA. Interest expense was $20.9 million during the three months ended June 30, 2021 compared to $16.5 million during the three months ended June 30, 2020. The increase in interest expense during the three months ended June 30, 2021 was primarily due to an increase in interest expense of $4.3 million from the issuance of senior notes. Other income in the three months ended June 30, 2021 included a loss on equity investments of $0.9 million compared to a loss of $0.3 million in the prior year.

Income Before Income Taxes. Income before income taxes was $95.0 million during the three months ended June 30, 2021 compared to $114.7 million during the three months ended June 30, 2020. The decrease in income before income taxes was primarily due to an increase in operating expenses of approximately $91.5 million, interest expense of $4.3 million, loss from equity investments of $0.5 million, and a decrease in interest income of $0.2 million, partially offset by an increase in revenue of $70.3 million and gain on extinguishment of loans of $6.5 million, as discussed above.

Provision for Income Taxes. Provision for income taxes was $19.9 million during the three months ended June 30, 2021 compared to $32.2 million during the three months ended June 30, 2020. The effective income tax rate was 20.9% for the three months ended June 30, 2021 as compared to 28.1% for the three months ended June 30, 2020.

Net Loss Attributable to Noncontrolling Interest. Net loss attributable to noncontrolling interests represents the proportionate share of net loss generated by membership interests of partnerships that we do not own. The net loss attributable to noncontrolling interests was $0.6 million during the three months ended June 30, 2021 compared to net loss of $1.3 million during the three months ended June 30, 2020.

Net Income Attributable to the Company. Net income attributable to the Company for the three months ended June 30, 2021 was $75.7 million, a decrease from $83.8 million for the three months ended June 30, 2020. The decrease in net income attributable to the Company during the three months ended June 30, 2021 as compared to the same period in 2020 was primarily due to a decrease in operating income of $21.2 million, and increase in loss from equity investments of $0.5 million, an increase in interest expense of $4.3 million, and a decrease in interest income of $0.2 million, partially offset by a decrease in provision for income taxes of $12.3 million and a gain on extinguishment of loans of $6.5 million.

Preferred Stock Dividends. On October 7, 2019, the Company closed its public offering of Depositary Shares, each representing 1/1000th of a share of 6.875% Series A Cumulative Perpetual Preferred Stock, (trading under NASDAQ symbol “RILYP”), par value $0.0001 per share. Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends are payable quarterly in arrears, on or about the last day of January, April, July and October. On April 5, 2021, the Company declared a cash dividend representing $0.4296875 per Depositary Share, which was paid on April 30, 2021 to holders of record as of the close of business on April 20, 2020.

On September 4, 2020, the Company closed its public offering of Depositary Shares, each representing 1/1000th of a share of 7.375% Series B Cumulative Perpetual Preferred Stock (trading under the NASDAQ symbol “RILYL”), par value $0.0001 per share. Holders of Series B Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends are payable quarterly in arrears, on or about the last day of January, April, July and October. On April 5, 2021, the Company declared a cash dividend of $0.4609375 per Depositary Share, which was paid on April 30, 2021 to holders of record as of the close of business on April 20, 2021.

Net Income Available to Common Shareholders. Net income available to common shareholders for the three months ended June 30, 2021 was $73.9 million, a decrease from $82.8 million for the three months ended June 30, 2020. The decrease in net income available to common shareholders during the three months ended June 30, 2021 as compared to the same period in 2020 was primarily due to a decrease in operating income of $21.2 million, an increase in interest expense of $4.3 million, an increase in preferred stock dividends of $0.7 million, an increase in loss from equity investments of $0.5 million, and a decrease in interest income of $0.2 million, partially offset by a decrease in provision for income taxes of $12.3 million, gain on extinguishment of loans of $6.5 million and a decrease in loss attributable to noncontrolling interest of $0.7 million.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Condensed Consolidated Statements of Operations

(Dollars in thousands)

	Six Months Ended
	June 30,	June 30,	Change
	2021	2020	Amount	%
Revenues:
Services and fees	$555,612	$284,976	$270,636	95.0%
Trading income (losses) and fair value adjustments on loans	299,621	(67,895)	367,516	n/m
Interest income - Loans and securities lending	62,411	46,357	16,054	34.6%
Sale of goods	19,285	2,824	16,461	n/m
Total revenues	936,929	266,262	670,667	n/m

Operating expenses:
Direct cost of services	23,416	27,937	(4,521)	(16.2%)
Cost of goods sold	8,952	1,629	7,323	n/m
Selling, general and administrative expenses	391,266	194,306	196,960	101.4%
Impairment of tradenames	—	12,500	(12,500)	(100.0%)
Interest expense - Securities lending and loan participations sold	30,172	19,694	10,478	53.2%
Total operating expenses	453,806	256,066	197,740	77.2%
Operating income	483,123	10,196	472,927	n/m
Other income (expense):
Interest income	105	470	(365)	(77.7%)
Gain on extinguishment of loans	6,509	—	6,509	100.0%
Income (loss) on equity investments	23	(554)	577	n/m
Interest expense	(40,642)	(32,163)	(8,479)	26.4%
Income (loss) before income taxes	449,118	(22,051)	471,169	n/m
(Provision) benefit for income taxes	(117,420)	5,331	(122,751)	n/m
Net income (loss)	331,698	(16,720)	348,418	n/m
Net income (loss) attributable to noncontrolling interests	1,366	(1,895)	3,261	(172.1%)
Net income (loss) attributable to B. Riley Financial, Inc.	330,332	(14,825)	345,157	n/m
Preferred stock dividends	3,538	2,142	1,396	65.2%
Net income (loss) available to common shareholders	$326,794	$(16,967)	$343,761	n/m

n/m	- Not applicable or not meaningful.

Revenues

The table below and the discussion that follows are based on how we analyze our business.

	Six Months Ended
	June 30,	June 30,	Change
	2021	2020	Amount	%
Revenues - Services and fees:
Capital Markets segment	$296,976	$133,964	$163,012	121.7%
Wealth Management segment	152,986	34,205	118,781	n/m
Auction and Liquidation segment	12,892	27,867	(14,975)	(53.7%)
Financial Consulting segment	45,144	39,559	5,585	14.1%
Principal Investments - United Online and magicJack segment	38,725	42,374	(3,649)	(8.6%)
Brands	8,889	7,007	1,882	26.9%
Subtotal	555,612	284,976	270,636	95.0%

Revenues - Sale of goods
Auction and Liquidation segment	17,835	1,045	16,790	n/m
Principal Investments - United Online and magicJack segment	1,450	1,779	(329)	n/m
Subtotal	19,285	2,824	16,461	n/m

Trading income (losses) and fair value adjustments on loans
Capital Markets segment	294,400	(67,935)	362,335	n/m
Wealth Management segment	5,221	40	5,181	n/m
Subtotal	299,621	(67,895)	367,516	n/m

Interest income - Loans and securities lending:
Capital Markets segment	62,411	46,357	16,054	34.6%
Total revenues	$936,929	$266,262	$670,667	n/m

n/m	- Not applicable or not meaningful.

Total revenues increased approximately $670.7 million to $936.9 million during the six months ended June 30, 2021 from $266.3 million during the six months ended June 30, 2020. The increase in revenues during the six months ended June 30, 2021 was primarily due to trading gains and gains from fair value adjustment on loans that amounted to $299.6 million and in the prior year period ended June 30, 2020 trading losses and losses on fair value adjustments on loans amounted to $67.9 million and was reported as a reduction in revenue in 2020. The increase in revenue from services and fees of $270.6 million in the six months ended June 30, 2021 was primarily due to increases in revenue of $163.0 million in the Capital Markets segment, $118.8 million in the Wealth Management segment, $5.6 million in the Financial Consulting segment and $1.9 million in the Brands segment; partially offset by decreases in revenues of $15.0 million in the Auction and Liquidation segment and $3.6 million in the Principal Investments — United Online and magicJack segment.

Revenues from services and fees in the Capital Markets segment increased $163.0 million, to $297.0 million during the six months ended June 30, 2021 from $134.0 million during the six months ended June 30, 2020. The increase in revenues was primarily due to increases in revenue of $140.8 million from corporate finance, consulting and investment banking fees, $19.1 million from the acquisition of National in the first quarter of 2021, and other income of $4.0 million; partially offset by decreases of $0.4 million in commissions and $0.4 million in wealth and asset management fees.

Revenues from services and fees in the Wealth Management segment increased $118.8 million, to $153.0 million during the six months ended June 30, 2021 from $34.2 million during the six months ended June 30, 2020. The increase in revenues was primarily due to increases in revenue of $106.6 million from the acquisition of National and $12.0 million from wealth and asset management fees.

Revenues from services and fees in the Auction and Liquidation segment decreased $15.0 million, to $12.9 million during the six months ended June 30, 2021 from $27.9 million during the six months ended June 30, 2020. The decrease in revenues was primarily due to fewer large retail fee liquidation engagements.

Revenues from services and fees in the Financial Consulting segment increased $5.6 million, to $45.1 million during the six months ended June 30, 2021 from $39.6 million during the six months ended June 30, 2020. The increase in revenues was primarily due to an increase in revenue of $2.5 million from advisory services, $2.4 million in real estate engagement fees where we provide lease modification services for corporate tenants, and $0.6 million due to a newly formed operations management group during fiscal year 2021.

Revenues from services and fees in the Principal Investments - United Online and magicJack segment decreased $3.6 million to $38.7 million during the six months ended June 30, 2021 from $42.4 million during the six months ended June 30, 2020. The decrease in revenues was primarily due to decreases in subscription services of $2.6 million and in advertising licensing and other of $1.1 million. Management expects revenues from the Principal Investments - United Online and magicJack segment to continue to decline year over year.

Revenues from services and fees in the Brands segment increased $1.9 million to $8.9 million during the six months ended June 30, 2021 from $7.0 million during the six months ended June 30, 2020. The primary source of revenue included in this segment is the licensing of trademarks.

Trading income and fair value adjustments on loans consisted of gains in the amount of $299.6 million during the six months ended June 30, 2021 compared to trading losses and losses on fair value adjustments on loans in the amount of $67.9 million for the six months ended June 30, 2020. The $367.5 million increase in gain for the six months ended June 30, 2021 was primarily due to increases of $362.3 million in the Capital Markets segment and $5.2 million in the Wealth Management segment. The gain of $299.6 million for the six months ended June 30, 2021 included realized and unrealized amounts earned on investments made in our proprietary trading accounts of $289.6 million and unrealized amounts on our loans receivable, at fair value of $10.0 million.

Interest income – loans and securities lending increased $16.1 million, to $62.4 million during the six months ended June 30, 2021 from $46.4 million during the six months ended June 30, 2020. Interest income from securities lending was $36.8 million and $23.6 million during the six months ended June 30, 2021 and 2020, respectively. Interest income from loans was $25.6 million and $22.7 million during the six months ended June 30, 2021 and 2020, respectively.

Revenues – Sale of Goods

Revenues from the sale of goods increased $16.5 million, to $19.3 million during the six months ended June 30, 2021 from $2.8 million during the six months ended June 30, 2020. Revenues from sale of goods were primarily attributable to $17.8 million of sales of retail goods related to a retail liquidation engagement in Europe and $1.5 million of sales of magicJack devices that were sold in connection with VoIP services. Cost of goods sold for the six months ended June 30, 2021 was $9.0 million, resulting in a gross margin of 53.6%.

Operating Expenses

Direct Cost of Services

Direct cost of services decreased $4.5 million, to $23.4 million during the six months ended June 30, 2021 from $27.9 million during the six months ended June 30, 2020. Direct cost of services decreased by $3.9 million in the Auction and Liquidation segment and $0.6 million in the Principal Investments — United Online and magicJack segment. The decrease in direct costs in the Auction and Liquidation segment was primarily due to a decrease in the number of retail fee type engagements performed during the six months ended June 30, 2021, partially offset by an increase of $4.7 million of direct costs incurred on a retail liquidation engagement in Europe in the second quarter of 2021, where we purchased inventory for resale and as part of the retail liquidation engagement we incurred costs related to the store operations which primarily related to expenses for occupancy, payroll and other store operating costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses during the six months ended June 30, 2021 and 2020 were comprised of the following:

	Six Months Ended		Six Months Ended
	June 30, 2021		June 30, 2020		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$152,625	39.0%	$86,115	44.3%	$66,510	77.2%
Wealth Management segment	154,913	39.6%	33,784	17.4%	121,129	n/m
Auction and Liquidation segment	4,566	1.2%	4,256	2.2%	310	7.3%
Financial Consulting segment	37,647	9.6%	31,137	16.0%	6,510	20.9%
Principal Investments - United Online and magicJack segment	14,700	3.8%	15,242	7.8%	(542)	(3.6%)
Brands segment	2,795	0.7%	2,642	1.4%	153	5.8%
Corporate and Other segment	24,020	6.1%	21,130	10.9%	2,890	13.7%
Total selling, general & administrative expenses	$391,266	100.0%	$194,306	100.0%	$196,960	101.4%

Total selling, general and administrative expenses increased approximately $197.0 million to $391.3 million during the six months ended June 30, 2021 from $194.3 million for the six months ended June 30, 2020. The increase of approximately $197.0 million in selling, general and administrative expenses was due to increases of $66.5 million in the Capital Markets segment, $121.1 million in the Wealth Management segment, $0.3 million in the Auction and Liquidation segment, $6.5 million in the Financial Consulting segment, $0.2 million in the Brands segment, and $2.9 million in the Corporate and Other segment, partially offset by a decrease of $0.5 million in the Principal Investments — United Online and magicJack segment.

Capital Markets

Selling, general and administrative expenses in the Capital Markets segment increased by $66.5 million to $152.6 million during the six months ended June 30, 2021 from $86.1 million during the six months ended June 30, 2020. The increase was primarily due to increases of $44.2 million in payroll and related expenses, $13.2 million from the acquisition of National, $6.9 million in consulting expenses, $2.6 million in investment banking deal expenses, and $0.4 million in clearing charges, partially offset by a decrease of $0.9 million in legal expenses.

Wealth Management

Selling, general and administrative expenses in the Wealth Management segment increased by $121.1 million to $154.9 million during the six months ended June 30, 2021 from $33.8 million during the six months ended June 30, 2020. The increase was primarily due to increases of $113.0 million from the acquisition of National and $9.3 million in payroll and related expenses, partially offset by decreases of $0.7 million in legal expenses and $0.5 million in clearing charges.

Auction and Liquidation

Selling, general and administrative expenses in the Auction and Liquidation segment increased by $0.3 million to $4.6 million during the six months ended June 30, 2021 from $4.3 million during the six months ended June 30, 2020. The increase was primarily due to an increase of $1.2 million in business development expenses; partially offset by decreases of $0.5 million in payroll and related expenses, and $0.5 million in foreign currency exchange.

Financial Consulting

Selling, general and administrative expenses in the Financial Consulting segment increased by $6.5 million to $37.6 million during the six months ended June 30, 2021 from $31.1 million during the six months ended June 30, 2020. The increase was primarily due to increases of $5.3 million in payroll and related expenses, $0.6 million in legal expenses, $0.3 million in outside contractor expenses, and $0.3 million in other expenses.

Principal Investments — United Online and magicJack

Selling, general and administrative expenses in the Principal Investments — United Online and magicJack segment decreased $0.5 million to $14.7 million for the six months ended June 30, 2021 from $15.2 million for the six months ended June 30, 2020. The decrease was primarily due to decreases of $0.6 million in payroll and related expenses, $0.6 million in depreciation and amortization expenses, and $0.1 million in communications expenses, partially offset by an increase primarily due to a $0.8 million legal settlement accrual release in the six months ended June 30, 2020.

Brands

Selling, general and administrative expenses in the Brands segment increased by $0.2 million to $2.8 million during the six months ended June 30, 2021 from $2.6 million during the six months ended June 30, 2020. The increase was primarily due to an increase of $0.2 million in management fees paid.

Corporate and Other

Selling, general and administrative expenses for the Corporate and Other segment increased approximately $2.9 million to $24.0 million during the six months ended June 30, 2021 from $21.1 million for the six months ended June 30, 2020. The increase was primarily due to increases of $9.2 million in payroll and related expenses, $2.5 million in extinguishment of debt as further discussed below, and $0.5 million in computer software expenses, partially offset by a decrease of $9.1 million primarily due to recording a pre-acquisition litigation claim related to one of our acquired subsidiaries in the six months ended June 30, 2021.

During the six months ended June 30, 2021, we repurchased 5,126,228 senior notes with an aggregate face value of $128.2 million at par, resulting in a loss net of expenses and original issue discount of $0.9 million. The total redemption payment included approximately $1.6 million in accrued interest. During the six months ended June 30, 2020, we repurchased 137,710 senior notes with an aggregate face value of $3.4 million for $1.8 million resulting in a gain net of expenses and original issue discount of $1.6 million. As part of the repurchase, the Company paid $0.03 million in interest accrued through the date of each respective repurchase.

Impairment of tradenames. Due to the impact of the COVID-19 outbreak on economic activity and market volatility, we tested our intangible assets as of March 31, 2020 and June 30, 2020 and made the determination that the indefinite-lived tradenames in the Brands segment were impaired. In the six months ended June 30, 2020, the Company recognized impairments of $12.5 million on the indefinite-lived tradenames. There was no impairment in the six months ended June 30, 2021.

Other Income (Expense). Other income included interest income of $0.1 million during the six months ended June 30, 2021 and $0.5 million during the six months ended June 30, 2020. Gain on extinguishment of loans in the amount of $6.5 million during the six months ended June 30, 2021 was due to National PPP loans that were forgiven by the SBA. Interest expense was $40.6 million during the six months ended June 30, 2021 compared to $32.2 million during the six months ended June 30, 2020. The increase in interest expense during the six months ended June 30, 2021 was primarily due to an increase in interest expense of $8.6 million from the issuance of senior notes, partially offset by a decrease in interest expense of $0.2 million on our asset based credit facility. Other income in the six months ended June 30, 2021 included a gain on equity investments of $0.02 million compared to a loss of $0.6 million in the prior year period.

Income (Loss) Before Income Taxes. Income before income taxes was $449.1 million during the six months ended June 30, 2021 compared to loss before income taxes of $22.1 million during the six months ended June 30, 2020. The increase of $471.2 million in income before income taxes was primarily due to an increase in revenues of approximately $670.7 million, a gain on extinguishment of loans of $6.5 million, and a gain from equity investments of $0.6 million, partially offset by increases in operating expenses of $197.7 million, interest expense of $8.5 million, and a decrease in interest income of $0.4 million.

(Provision) Benefit for Income Taxes. Provision for income taxes was $117.4 million during the six months ended June 30, 2021 compared to benefit for income taxes of $5.3 million during the six months ended June 30, 2020. The effective income tax rate was a provision of 26.1% for the six months ended June 30, 2021 as compared to a benefit of 24.2% for the six months ended June 30, 2020.

Net Income (Loss) Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interests represents the proportionate share of net income generated by membership interests of partnerships that we do not own. The net income attributable to noncontrolling interests was $1.4 million during the six months ended June 30, 2021 compared to net loss of $1.9 million during the six months ended June 30, 2020.

Net Income (Loss) Attributable to the Company. Net income attributable to the Company for the six months ended June 30, 2021 was $330.3 million, an increase from net loss attributable to the Company of $14.8 million for the six months ended June 30, 2020. The increase of $345.2 million in net income attributable to the Company during the six months ended June 30, 2021 as compared to the same period in 2020 was primarily due to an increase in operating income of $472.9 million, an increase in gain on extinguishment of loans of $6.5 million, and an increase in gain from equity investments of $0.6 million, partially offset by an increase in provision for income taxes of $122.8 million, an increase in interest expense of $8.5 million, an increase in net income attributable to noncontrolling interests of $3.3 million, and a decrease in interest income of $0.4 million.

Preferred Stock Dividends. On October 7, 2019, the Company closed its public offering of Depositary Shares, each representing 1/1000th of a share of 6.875% Series A Cumulative Perpetual Preferred Stock, (trading under NASDAQ symbol “RILYP”), par value $0.0001 per share. Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends are payable quarterly in arrears, on or about the last day of January, April, July and October. On January 11, 2021, the Company declared a cash dividend representing $0.4296875 per Depositary Share, which was paid on January 29, 2021 to holders of record as of the close of business on January 21, 2021. On April 5, 2021, the Company declared a cash dividend representing $0.4296875 per Depositary Share, which was paid on April 30, 2021 to holders of record as of the close of business on April 20, 2021.

On September 4, 2020, the Company closed its public offering of Depositary Shares, each representing 1/1000th of a share of 7.375% Series B Cumulative Perpetual Preferred Stock (trading under the NASDAQ symbol “RILYL”), par value $0.0001 per share. Holders of Series B Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends are payable quarterly in arrears, on or about the last day of January, April, July and October. On January 11, 2021, the Company declared a cash dividend of $0.4609375 per Depositary Share, which was paid on January 29, 2021 to holders of record as of the close of business on January 21, 2021. On April 5, 2021, the Company declared a cash dividend representing $0.4609375 per Depositary Share, which was paid on April 30, 2021 to holders of record as of the close of business on April 20, 2021.

Net Income (Loss) Available to Common Shareholders. Net income available to common shareholders for the six months ended June 30, 2021 was $326.8 million, an increase from net loss available to common shareholders of $17.0 million for the six months ended June 30, 2020. The increase of $343.8 million in net income available to common shareholders during the six months ended June 30, 2021 as compared to the same period in 2020 was primarily due to increases in operating income of $472.9 million, gain on extinguishment of loans of $6.5 million, and a gain from equity investments of $0.6 million, partially offset by an increase in provision for income taxes of $122.8 million, an increase in interest expense of $8.5 million, an increase in income attributable to noncontrolling interest of $3.3 million, an increase in preferred stock dividends of $1.4 million, and a decrease in interest income of $0.4 million.

Liquidity and Capital Resources

Our operations are funded through a combination of existing cash on hand, cash generated from operations, borrowings under our senior notes payable, term loans and credit facilities, and special purposes financing arrangements.

During the six months ended June 30, 2021 and 2020, we generated net income of $331.7 million and net loss of $16.7 million, respectively. Our cash flows and profitability are impacted by capital market engagements performed on a quarterly and annual basis and amounts realized from the sale of our investments in marketable securities.

As of June 30, 2021, we had $297.4 million of unrestricted cash and cash equivalents, $1.3 million of restricted cash, $1,278.8 million of securities and other investments owned at fair value, $270.3 million of loans receivable, and $1,475.0 million of borrowings outstanding. The borrowings outstanding of $1,475.0 million at June 30, 2021 included senior notes at amortized cost of $1,213.1 million, $257.1 million in term loans borrowed pursuant to the BRPAC and Nomura Credit Agreements, $4.4 million of loan participations sold, and $0.4 million of notes payable. We believe that our current cash and cash equivalents, securities and other investments owned, funds available under our asset based credit facility, funds available under the BRPAC and Nomura term loans, funds available under the Nomura revolving credit facility, and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from issuance date of the accompanying financial statements. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and execute on our business plan.

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. On July 29, 2021, we declared a regular dividend of $0.50 per share and special dividend of $1.50 per share that will be paid on or about August 26, 2021 to stockholders of record as of August 13, 2021. On May 3, 2021, we declared a regular dividend of $0.50 per share and special dividend of $2.50 per share that was paid on May 28, 2021 to stockholders of record as of May 17, 2021. On February 25, 2021, the Board of Directors announced an increase to the regular quarterly dividend from $0.375 per share to $0.50 per share. During the year ended December 31, 2020, we paid cash dividends on our common stock of $38.8 million. While it is the Board’s current intention to make regular dividend payments of $0.50 per share each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

A summary of dividend activity for the six months ended June 30, 2021 and the year ended December 31, 2020 was as follows:

			Regular	Special	Total
		Stockholder	Dividend	Dividend	Dividend
Date Declared	Date Paid	Record Date	Amount	Amount	Amount
May 3, 2021	May 28, 2021	May 17, 2021	$0.500	$2.500	$3.000
February 25, 2021	March 24, 2021	March 10, 2021	0.500	3.000	3.500
October 28, 2020	November 24, 2020	November 10, 2020	0.375	0.000	0.375
July 30, 2020	August 28, 2020	August 14, 2020	0.300	0.050	0.350
May 8, 2020	June 10, 2020	June 1, 2020	0.250	0.000	0.250
March 3, 2020	March 31, 2020	March 17, 2020	0.250	0.100	0.350

Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $25 thousand liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July and October. As of June 30, 2021, dividends in arrears in respect of the Depositary Shares were $0.8 million. On January 11, 2021, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on January 29, 2021 to holders of record as of the close of business on January 21, 2021. On April 5, 2021, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on April 30, 2021 to holders of record as of the close of business on April 20, 2021. On July 8, 2021, the Company declared a cash dividend $0.4296875 per Depositary Share, which will be paid on or about August 2, 2021 to holders of record as of the close of business on July 21, 2021.

Holders of Series B Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $25 thousand liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July and October. As of June 30, 2021, dividends in arrears in respect of the Depositary Shares were $0.5 million. On January 11, 2021, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on January 29, 2021 to holders of record as of the close of business on January 21, 2021. On April 5, 2021, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on April 30, 2021 to holders of record as of the close of business on April 20, 2021. On July 8, 2021, the Company declared a cash dividend $0.4609375 per Depositary Share, which will be paid on or about August 2, 2021 to holders of record as of the close of business on July 21, 2021.

Our principal sources of liquidity to finance our business is our existing cash on hand, cash flows generated from operating activities, funds available under revolving credit facilities and special purpose financing arrangements.

Cash Flow Summary

	Six Months Ended
	June 30,
	2021	2020
	(Dollars in thousands)
Net cash (used in) provided by:
Operating activities	$(147,901)	$14,229
Investing activities	(13,722)	(83,354)
Financing activities	356,051	71,815
Effect of foreign currency on cash	(534)	(705)
Net increase in cash, cash equivalents and restricted cash	$193,894	$1,985

Cash used in operating activities was $147.9 million during the six months ended June 30, 2021 compared to cash provided of $14.2 million during the six months ended June 30, 2020. Cash used in operating activities for the six months ended June 30, 2021 consisted of the positive impact of net income of $331.7 million and noncash items of $50.2 million, offset by the negative impact of changes in operating assets and liabilities of $529.8 million. The positive cash flow impact from noncash items of $50.2 million included deferred income taxes of $51.2 million, share-based compensation of $14.1 million, depreciation and amortization of $12.9 million, loss on extinguishment of debt of $0.9 million, provision for doubtful accounts of $0.8 million, dividends from equity investments of $0.6 million, and income allocated for mandatorily redeemable noncontrolling interests of $0.3 million, partially offset by fair value adjustments of $10.0 million, other noncash interest and other of $9.1 million, gain on extinguishment of loans of $6.5 million, gain on equity investment of $3.5 million, and effect of foreign currency on operations of $1.5 million.

Cash used in investing activities was $13.7 million during the six months ended June 30, 2021 compared to cash used in investing activities of $83.4 million for the six months ended June 30, 2020. During the six months ended June 30, 2021, cash used in investing activities consisted of cash used in purchases of loans receivable of $87.3 million, repayments of loan participations sold of $10.8 million, cash used for purchases of equity investments of $10.5 million, cash used in the National acquisition of $0.4 million, and purchases of property and equipment of $0.3 million, partially offset by cash received from loans receivable repayment of $95.5 million. During the six months ended June 30, 2020, cash used in investing activities consisted of cash used for the purchase of loans receivable of $152.2 million, repayments of loan participations sold of $0.9 million, cash used for equity investments of $6.5 million, and cash used for acquisition of other businesses of $1.5 million, offset by cash received from loans receivable repayment of $74.5 million, sale of a loan receivable to a related party of $1.8 million and loan participations sold of $2.4 million.

Cash provided by financing activities was $356.1 million during the six months ended June 30, 2021 compared to cash provided by financing activities of $71.8 million during the six months ended June 30, 2020. During the six months ended June 30, 2021, cash provided by financing activities primarily consisted of $475.7 million proceeds from issuance of senior notes, $200.0 million proceeds from the Nomura term loan, $64.7 million net proceeds from offerings of common stock, $10.6 million contributions from noncontrolling interests, and $8.3 million net proceeds from offerings of preferred stock, partially offset by $181.3 million used to pay dividends on our common shares, $128.2 million used to repurchase our senior notes, $37.6 million used to repay our notes payable, $15.7 million used to pay debt issuance costs, $14.8 million in distributions to noncontrolling interests, $11.5 million used for repayment on our BRPAC term loan, $10.4 million used to pay employment taxes on vesting of restricted stock, and $3.5 million used to pay dividends on our preferred shares. During the six months ended June 30, 2020, cash provided by financing activities primarily consisted of $171.1 million proceeds from issuance of senior notes and $4.6 million proceeds from offerings of preferred stock, offset by $37.1 million used to repay our asset based credit facility, $27.8 million used to repurchase our common stock, $17.5 million used to pay dividends on our common shares, $9.6 million used for repayment on our BRPAC term loan, $2.8 million used to pay debt issuance costs, $2.7 million used for payment of employment taxes on vesting of restricted stock, $2.1 million in distributions to noncontrolling interests, $2.1 million used to pay dividends on our preferred shares, $1.8 million used to repurchase our senior notes, and $0.4 million used to repay our other notes payable.

Credit Agreements

Nomura Credit Agreement

On June 23, 2021, the Company, the Primary Guarantor and the Borrower entered into the Credit Agreement with Nomura Corporate Funding Americas, LLC, as administrative agent, and Wells Fargo Bank, N.A., as collateral agent, providing for a four-year $200.0 million secured Term Loan Facility and a four-year $80.0 million secured Revolving Credit Facility. The Credit Facilities will mature on June 23, 2025, subject to acceleration or prepayment.

Eurodollar loans under the Credit Facilities will accrue interest at the Eurodollar Rate plus an applicable margin of 4.50%. Base rate loans will accrue interest at the Base Rate plus an applicable margin of 3.50%. In addition to paying interest on outstanding borrowings under the Revolving Credit Facility, the Company is required to pay a quarterly commitment fee based on the unused portion of the Revolving Credit Facility, which is determined by the average utilization of the Revolving Credit Facility for the immediately preceding fiscal quarter.

Subject to certain eligibility requirements, the assets of certain subsidiaries of the Company that hold credit assets, private equity assets, and public equity assets are placed into a borrowing base, which serves to limit the borrowings under the Credit Facilities. If borrowings under the Credit Facilities exceed the borrowing base, the Company is obligated to prepay the loans in an aggregate amount equal to such excess. The Credit Agreement contains certain representations and warranties (subject to certain agreed qualifications) that are customary for financings of this kind.

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit the Company’s, the Primary Guarantor’s, the Borrower’s, and the Borrower’s subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests. In addition, the Credit Agreement contains a financial covenant that requires the Company to maintain Operating EBITDA of at least $115.0 million and the Primary Guarantor to maintain net asset value of at least $900.0 million. The Credit Agreement contains customary events of default, including with respect to a failure to make payments under the credit facilities, cross-default, certain bankruptcy and insolvency events and customary change of control events.

Commencing on September 30, 2022, the Term Loan Facility will amortize in equal quarterly installments of 1.25% of the aggregate principal amount of the term loan as of the closing date with the remaining balance due at final maturity. Quarterly installments from September 30, 2022 to March 31, 2025 are in the amount of $2.5 million per quarter.

At June 30, 2021, the outstanding balance on the credit facility’s term loan was $194.2 million (net of unamortized debt issuance costs of $5.8 million). Interest on the term loan for the three and six months ended June 30, 2021 was $0.2 million (including amortization of deferred debt issuance costs of $0.03 million). The interest rate on the term loan at June 30, 2021 was 4.64%.

We had not made any borrowings under the Revolving Credit Facility at June 30, 2021. The unused commitment fee on the revolving facility for the three and six months ended June 30, 2021 was $0.03 million (including amortization of deferred financing costs of $0.01 million). The interest rate on the Revolving Credit Facility at June 30, 2021 was 4.65%. Subsequent to June 30, 2021, we drew down the full $80.0 million of the Revolving Credit Facility.

We are in compliance with all financial covenants in the Nomura Credit Agreement at June 30, 2021.

Wells Fargo Credit Agreement

On April 21, 2017, we amended the asset based credit facility agreement (as amended, the “Credit Agreement”) with Wells Fargo Bank to increase the maximum borrowing limit from $100.0 million to $200.0 million. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. The Credit Agreement continues to allow for borrowings under a separate credit agreement (a “UK Credit Agreement”) dated March 19, 2015 with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom with borrowings up to 50.0 million British Pounds. Any borrowing on the UK Credit Agreement reduces the availability of the asset based $200.0 million credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. The Credit Agreement continues to include the addition of our Canadian subsidiary, from the October 5, 2016 amendment to the Credit Agreement, to facilitate borrowings to fund retail liquidation transactions in Canada. From time to time, we utilize this credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. Subject to certain limitations and offsets, we are permitted to borrow up to $200.0 million under the credit facility, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect). Borrowings under the credit facility are only made at the discretion of the lender and are generally required to be repaid within 180 days. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related credit agreement. We typically seek borrowings on an engagement-by-engagement basis. The Credit Agreement contains certain covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. There was no outstanding balance on this credit facility at June 30, 2021 and December 31, 2020. At June 30, 2021, there were no open letters of credit outstanding. We are in compliance with all financial covenants in the asset based credit facility at June 30, 2021.

BRPAC Credit Agreement

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

On December 31, 2020, the Borrowers, the Secured Guarantors, the Agent and the Lenders, entered into the Second Amendment to Credit Agreement (the “Second Amendment”) pursuant to which, among other things, (i) the Lenders agreed to make a new $75.0 million term loan to the Borrowers, the proceeds of which the Borrowers’ will use to repay the outstanding principal amount of the existing Terms Loans and Optional Loans and for other general corporate purposes, (ii) the Borrowers were permitted to make a one-time Permitted Distribution (as defined in the Second Amendment) in the amount of $30.0 million on the date of the Second Amendment, (iii) the maturity date of the new Term Loans is five (5) years from the date of the Second Amendment, (iv) the interest rate margin was increased by 25 basis points as set forth in the Second Amendment, (v) the Borrowers agreed to make mandatory prepayments of the Term Loans from a portion of the Consolidated Excess Cash Flow (as defined in the Credit Agreement), (vi) the maximum Consolidated Total Funded Debt Ratio (as defined in the Credit Agreement) was increased as set forth in the Second Amendment and (vii) the Company and B. Riley Principal Investments, LLC entered into a reaffirmation of their guarantees of the Borrowers’ obligations under the Credit Agreement. Additionally, the Borrowers paid a commitment fee and an arrangement fee, each based on a percentage of the aggregate commitments, in each case upon the closing of the Second Amendment, as further discussed in Note 8 to the accompanying financial statements. The borrowings under the amended BRPAC Credit Agreement bear interest equal to the LIBOR plus a margin of 2.75% to 3.25% depending on the Borrowers’ consolidated total funded debt ratio as defined in the BRPAC Credit Agreement. At June 30, 2021, the interest rate on the BRPAC Credit Agreement was 3.36%.

Amounts outstanding under the Amended BRPAC Credit Agreement are due in quarterly installments commencing on March 31, 2021. Quarterly installments from September 30, 2021 to December 31, 2021 are in the amount of $4.8 million per quarter, from March 31, 2022 to December 31, 2022 are in the amount of $4.3 million per quarter, from March 31, 2023 to December 31, 2023 are in the amount of $3.8 million per quarter, from March 31, 2024 to December 31, 2024 are in the amount of $3.3 million per quarter, and from March 31, 2025 to December 31, 2025 are in the amount of $2.8 million per quarter.

As of June 30, 2021 and December 31, 2020, the outstanding balance on the term loan was $62.9 million (net of unamortized debt issuance costs of $0.6 million) and $74.2 million (net of unamortized debt issuance costs of $0.8 million), respectively. Interest expense on the term loan during the three months ended June 30, 2021 and 2020, was $0.7 million (including amortization of deferred debt issuance costs of $0.08 million) and $0.6 million (including amortization of deferred debt issuance costs of $0.07 million), respectively. Interest expense on the term loan during the six months ended June 30, 2021 and 2020, was $1.4 million (including amortization of deferred debt issuance costs of $0.2 million) and $1.4 million (including amortization of deferred debt issuance costs of $0.1 million), respectively.

We are in compliance with all financial covenants in the BRPAC Credit Agreement at June 30, 2021.

Senior Note Offerings

During the six months ended June 30, 2021, the Company issued $85.3 million of senior notes due with maturities dates ranging from May 2023 to January 2028 pursuant to At the Market Issuance Sales Agreements with B. Riley Securities, Inc. which governs the program of at-the-market sales of the Company’s senior notes. A series of prospectus supplements were filed by the Company with the SEC which allowed the Company to sell these senior notes.

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

On June 24, 2021, the Company announced it will redeem all of the issued and outstanding 7.25% Senior Notes due 2027 (the "Notes") on July 26, 2021 (the "Redemption Date"). The Notes have an aggregate principal amount of $122.8 million. The redemption price is equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest up to, but excluding, the Redemption Date. The Notes, which are listed on NASDAQ under the ticker symbol "RILYG," will be delisted and cease trading on the Redemption Date.

At June 30, 2021 and December 31, 2020, the total senior notes outstanding was $1,213.1 million (net of unamortized debt issue costs of $13.9 million) and $870.8 million (net of unamortized debt issue costs of $9.6 million) with a weighted average interest rate of 6.49% and 6.95%, respectively. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes totaled $20.0 million and $15.6 million for the three months ended June 30, 2021 and 2020, respectively and $38.6 million and $30.0 million for the six months ended June 30, 2021 and 2020, respectively.

The most recent sales agreement prospectus was filed by us with the SEC on April 6, 2021 (the “April 2021 Sales Agreement Prospectus”), supplementing the prospectus filed on January 28, 2021 (the “January 2021 Sales Agreement Prospectus”). This program provides for the sale by the Company of up to $150.0 million of certain of the Company’s senior notes. As of June 30, 2021, the Company had $64.7 million remaining availability under the April 2021 Sales Agreement.

Off Balance Sheet Arrangements

As part of our investment banking and financial services activities, from time to time we enter into guaranties of debt, commitments of other entities, and similar transactions that may be considered off-balance sheet arrangements.

 Babcock and Wilcox Commitments

On June 30, 2021, in connection with B&W’s entry into new debt financing with lenders not related to us, we agreed to guaranty (the “B. Riley Guaranty”) up to $110.0 million of obligations that B&W may owe to providers of cash collateral pledged in connection with such debt financing. The B. Riley Guaranty is enforceable in certain circumstances, including, among others, certain events of default and the acceleration of B&W’s obligations under the Reimbursement Agreement. B&W shall pay us $0.9 million per annum in connection with the B. Riley Guaranty. B&W has agreed to reimburse us to the extent the B. Riley Guaranty is called upon.

On August 10, 2020, we entered into a project specific indemnity rider (the “Indemnity Rider”) in favor of Berkley Insurance Company and/or Berkley Regional Insurance Company (collectively, “Berkley”) to a general agreement of indemnity made by B&W in favor of Berkley (the Indemnity Agreement”). Pursuant to the Indemnity Rider, we agreed to indemnify Berkley in connection with a default by B&W under the Indemnity Agreement relating to a $30.0 million payment and performance bond issued by Berkley in connection with a construction project undertaken by B&W. In consideration for providing the Indemnity Rider, B&W paid us $0.6 million on August 26, 2020.

Other Commitments

On June 19, 2020, we participated in a loan facility agreement to provide a total loan commitment up to 33.0 million EUROS to a retailer in Europe. We made an initial funding of 6.6 million EUROS in July 2020. No additional borrowings have been made since the initial funding, leaving unused future commitments available of up to 26.4 million EUROS as of June 30, 2021.

At June 30, 2021, we had an outstanding commitment to purchase a loan pursuant to an assignment agreement with a client in the amount of $77.5 million that was funded on July 2, 2021. Simultaneously with the funding of the loan on July 2, 2021, we received a principal payment on the loan for $27.5 million reducing the loans receivable balance to $50.0 million.

Except as disclosed above, we have no material obligations, assets or liabilities which would be considered off-balance sheet arrangements and do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

On January 25, 2021, we issued $230.0 million of senior notes due in January 2028 (“6.0% 2028 Notes”) pursuant to the prospectus supplement dated February 12, 2020. Interest on the 6.0% 2028 Notes is payable quarterly at 6.0%. The 6.0% 2028 Notes are unsecured and due and payable in full on January 31, 2028. In connection with the issuance of the 6.0% 2028 Notes, we received net proceeds of $225.7 million (after underwriting commissions, fees and other issuance costs of $4.3 million). The Notes bear interest at the rate of 6.0% per annum.

On March 31, 2021, we exercised our option for early redemption at par $128.2 million of senior notes due in May 2027 (“7.50% 2027 Notes”) pursuant to the second supplemental indenture dated May 31, 2017. The total redemption payment included $1.6 million in accrued interest.

On March 29, 2021, we issued $159.5 million of senior notes due in March 2026 (“5.5% 2026 Notes”) pursuant to the prospectus supplement dated January 28, 2021. Interest on the 5.5% 2026 Notes is payable quarterly at 5.5%. The 5.5% 2026 Notes are unsecured and due and payable in full on March 31, 2026. In connection with the issuance of the 5.5% 2026 Notes, we received net proceeds of $156.3 million (after underwriting commissions, fees and other issuance costs of $3.2 million). The Notes bear interest at the rate of 5.5% per annum.

On July 26, 2021, we redeemed, in full, $122.8 million aggregate principal amount of its 7.25% Senior Notes due 2027 (“7.25% 2027 Notes”) pursuant to the third supplemental indenture dated December 31, 2017. The total redemption payment included approximately $2.1 million in accrued interest. In connection with the full redemption, the 7.25% 2027 Notes were delisted from NASDAQ.

As a result of the above, our total senior notes payable (including interest) increased to $1,497.4 million as of June 30, 2021, and comparing June 30, 2021 to December 31, 2020, our senior notes payable due in one year or less increased by $137.1 million, our senior notes payable due in 1-3 years increased by $128.5 million, our senior notes due in 4-5 years increased by $360.4 million while our senior notes due in more than 5 years decreased by $220.3 million. Additionally, our total contractual obligations increased to $1,860.1 million at June 30, 2021 and comparing June 30, 2021 to December 31, 2020, our total payments due in one year or less increased by $102.2 million, our payments due in 1-3 years increased $152.5 million, our payments due in 4-5 years increased by $541.7 million, while our payments due in more than 5 years decreased by $215.1 million.

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

The primary objective of our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income that we receive from investments without significantly increasing risk. To achieve these objectives, our investments allow us to maintain a portfolio of cash equivalents, short-term investments through a variety of securities owned that primarily includes common stocks, corporate bonds and investments in partnership interests, and loans receivable. Our cash and cash equivalents through June 30, 2021 included amounts in bank checking and liquid money market accounts. We may be exposed to interest rate risk through trading activities in convertible and fixed income securities as well as U.S. Treasury securities, however, based on our daily monitoring of this risk, we believe we currently have limited exposure to interest rate risk in these activities.

Foreign Currency Risk

The majority of our operating activities are conducted in U.S. dollars. Revenues generated from our foreign subsidiaries totaled $13.3 million for the six months ended June 30, 2021 or 1.4% of our total revenues of $936.9 million during the six months ended June 30, 2021. The financial statements of our foreign subsidiaries are translated into U.S. dollars at period-end rates, with the exception of revenues, costs and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (loss). Transaction gains (losses), which were included in our condensed consolidated statements of operations, amounted to a gain of $0.2 million and $0.5 million during the six months ended June 30, 2021 and 2020, respectively. We may be exposed to foreign currency risk; however, our operating results during the six months ended June 30, 2021 included $13.3 million of revenues from our foreign subsidiaries and a 10% appreciation of the U.S. dollar relative to the local currency exchange rates would result in less than $0.1 million increase in our operating income and a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would have resulted in a net decrease in our operating income of less than $0.1 million for the six months ended June 30, 2021.

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

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that as of June 30, 2021 our disclosure controls and procedures were effective at the reasonable assurance level.

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

The New York Department of Financial Services (the “Department”) completed its investigation of NSC’s compliance with the Department’s Cybersecurity Requirements for Financial Services Companies (the “Regulations”). The Regulations establish standards for the cybersecurity programs of entities the Department licenses or otherwise regulates, including NSC. On April 14, 2021, NSC paid the Department a fine of $3.0 million as a result of the Department’s finding that NSC violated certain of the Regulations.

NSC is a respondent in several Financial Industry Regulatory Authority (“FINRA”) arbitration proceedings filed by investors alleging claims in connection with equity investments in GPB Capital Holdings, LLC (“GPB”) involving matters prior to the Company’s acquisition of National on February 25, 2021. Some of these arbitration claims, among other things, also allege that NSC failed to supervise certain registered representatives.  NSC is evaluating each arbitration claim on its own merits. GPB and its affiliates have been the subject of various civil claims and fraud investigations over the past few years, and, in February 2021, the U.S. Department of Justice indicted certain individuals affiliated with GPB for material misrepresentations and omissions under the federal securities laws with respect to funds managed by GPB.  At the present time, the Company continues to vigorously defend these actions and is not able to determine the ultimate resolution of these matters. Adverse judgments in these matters in the aggregate could materially and adversely affect the Company and its financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On July 27, 2021, the Compensation Committee (the “Committee”) of the Company’s Board of Directors approved an annual incentive cash compensation program for the Company’s named executive officers. Rather than continue to establish financial targets pursuant to the Company’s Management Bonus Plan which in preceding years provided annual cash bonuses based upon the achievement of certain annual EBITDA thresholds, the Committee elected, following consultation with its outside compensation advisors, to implement a discretionary bonus program based upon the Company’s performance and the individual executive’s contributions.  The Committee has determined that a discretionary annual bonus for the named executive officers enables the Committee (i) to tailor compensation based upon individual performance, (ii) to consider long versus short term goals, (iii) to evaluate the Company’s overall financial performance (or a business unit or subsidiary performance, as the case may be), and (iv) to appraise the attainment of other Company objectives.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report are listed in the index to exhibits immediately preceding such exhibits, which index to exhibits is incorporated herein by reference.

Exhibit Index

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

10.1	Credit Agreement dated June 23, 2021, among B. Riley Financial, Inc., BR Financial Holdings, LLC, BR Advisory & Investments LLC, each of the lenders from time to time parties thereto, Nomura Corporate Funding Americas, LLC, and Wells Fargo Bank, N.A.	8-K	10.1	6/25/2021

10.2#	Form of Restricted Stock Unit Award Agreement (Time-Vesting) under the B. Riley Financial, Inc. 2021 Stock Incentive Plan.	8-K	10.1	6/3/2021

31.1*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.3*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B. Riley Financial, Inc.

Date: July 30, 2021	By:	/s/ PHILLIP J. AHN
		Name:	Phillip J. Ahn
		Title:	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)