Form 10-Q
period 2021-09-30
B. Riley Financial, Inc.
filed 2021-11-09
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-37503

B. RILEY FINANCIAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-0223495
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11100 Santa Monica Blvd., Suite 800 Los Angeles, CA	90025
(Address of Principal Executive Offices)	(Zip Code)

(310) 966-1444
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RILY	Nasdaq Global Market
Depositary Shares, each representing a 1/1000th fractional interest in a 6.875% share of Series A Cumulative Perpetual Preferred Stock	RILYP	Nasdaq Global Market
Depositary Shares, each representing a 1/1000th fractional interest in a 7.375% share of Series B Cumulative Perpetual Preferred Stock	RILYL	Nasdaq Global Market
6.50% Senior Notes due 2026	RILYN	Nasdaq Global Market
6.375% Senior Notes due 2025	RILYM	Nasdaq Global Market
6.75% Senior Notes due 2024	RILYO	Nasdaq Global Market
6.00% Senior Notes due 2028	RILYT	Nasdaq Global Market
5.50% Senior Notes due 2026	RILYK	Nasdaq Global Market
5.25% Senior Notes due 2028	RILYZ	Nasdaq Global Market

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

As of November 1, 2021, there were 27,569,553 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

B. Riley Financial, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Assets:
Cash and cash equivalents	$378,205	$103,602
Restricted cash	927	1,235
Due from clearing brokers	599,715	7,089
Securities and other investments owned, at fair value	1,352,100	777,319
Securities borrowed	1,347,656	765,457
Accounts receivable, net	54,790	46,518
Due from related parties	1,513	986
Loans receivable, at fair value (includes $140,064 and $295,809 from related parties at September 30, 2021 and December 31, 2020, respectively)	350,762	390,689
Prepaid expenses and other assets	448,985	87,462
Operating lease right-of-use assets	59,735	48,799
Property and equipment, net	13,720	11,685
Goodwill	237,961	227,046
Other intangible assets, net	196,697	190,745
Deferred tax assets, net	4,085	4,098
Total assets	$5,046,851	$2,662,730
Liabilities and Equity
Liabilities:
Accounts payable	$4,028	$2,722
Accrued expenses and other liabilities	277,586	168,478
Deferred revenue	68,310	68,651
Deferred tax liabilities, net	67,023	34,248
Due to related parties and partners	176	327
Due to clearing brokers	—	13,672
Securities sold not yet purchased	419,211	10,105
Securities loaned	1,345,825	759,810
Mandatorily redeemable noncontrolling interests	4,196	4,700
Operating lease liabilities	72,158	60,778
Notes payable	357	37,967
Loan participations sold	—	17,316
Revolving credit facility	80,000	—
Term loans, net	252,927	74,213
Senior notes payable, net	1,362,847	870,783
Total liabilities	3,954,644	2,123,770

Commitments and contingencies (Note 14)
Redeemable noncontrolling interests in equity of subsidiaries	345,000	—
B. Riley Financial, Inc. equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 4,485 and 3,971 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; and liquidation preference of $112,128 and $99,260 as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 27,554,664 and 25,777,796 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	3	3
Additional paid-in capital	399,349	310,326
Retained earnings	309,550	203,080
Accumulated other comprehensive loss	(2,207)	(823)
Total B. Riley Financial, Inc. stockholders’ equity	706,695	512,586
Noncontrolling interests	40,512	26,374
Total equity	747,207	538,960
Total liabilities and equity	$5,046,851	$2,662,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Services and fees	$301,497	$144,823	$857,109	$429,799
Trading income (losses) and fair value adjustments on loans	18,197	31,753	317,818	(36,142)
Interest income - Loans and securities lending	26,869	26,026	89,280	72,383
Sale of goods	34,959	23,651	54,244	26,475
Total revenues	381,522	226,253	1,318,451	492,515
Operating expenses:
Direct cost of services	18,019	23,264	41,435	51,201
Cost of goods sold	12,442	9,813	21,394	11,442
Selling, general and administrative expenses	244,218	97,143	635,484	291,449
Restructuring charge	—	1,557	—	1,557
Impairment of tradenames	—	—	—	12,500
Interest expense - Securities lending and loan participations sold	10,097	10,975	40,269	30,669
Total operating expenses	284,776	142,752	738,582	398,818
Operating income	96,746	83,501	579,869	93,697
Other income (expense):
Interest income	70	67	175	537
Gain on extinguishment of loans and other	1,758	—	8,267	—
Income (loss) from equity investments	1,149	409	1,172	(145)
Interest expense	(25,372)	(16,374)	(66,014)	(48,537)
Income before income taxes	74,351	67,603	523,469	45,552
Provision for income taxes	(22,693)	(18,711)	(140,113)	(13,380)
Net income	51,658	48,892	383,356	32,172
Net income (loss) attributable to noncontrolling interests	1,108	513	2,474	(1,382)
Net income attributable to B. Riley Financial, Inc.	$50,550	$48,379	$380,882	$33,554
Preferred stock dividends	1,929	1,088	5,467	3,230
Net income available to common shareholders	$48,621	$47,291	$375,415	$30,324

Basic income per common share	$1.76	$1.86	$13.75	$1.18
Diluted income per common share	$1.69	$1.75	$13.07	$1.14

Weighted average basic common shares outstanding	27,570,716	25,446,292	27,297,917	25,699,735
Weighted average diluted common shares outstanding	28,794,066	27,050,448	28,726,492	26,689,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$51,658	$48,892	$383,356	$32,172
Other comprehensive income (loss):
Change in cumulative translation adjustment	(1,029)	526	(1,384)	(179)
Other comprehensive (loss) income, net of tax	(1,029)	526	(1,384)	(179)
Total comprehensive income	50,629	49,418	381,972	31,993
Comprehensive income (loss) attributable to noncontrolling interests	1,108	513	2,474	(1,382)
Comprehensive income attributable to B. Riley Financial, Inc.	$49,521	$48,905	$379,498	$33,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

(Dollars in thousands, except share data)

Three Months Ended September 30, 2021 and 2020 (Revised - See Note 19)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, July 1, 2021	4,275	$—	27,580,300	$3	$387,084	$320,078	$(1,178)	$37,578	$743,565
Preferred stock issued	210	—	—	—	5,716	—	—	—	5,716
ESPP shares issued and vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	7,359	—	(169)	—	—	—	(169)
Common stock repurchased and retired	—	—	(44,650)	—	(2,656)	—	—	—	(2,656)
Warrants exercised	—	—	11,655	—	—				—
Share based payments	—	—	—	—	9,374				9,374
Dividends on common stock ($2.00 per share)	—	—	—	—	—	(59,149)	—	—	(59,149)
Dividends on preferred stock	—	—	—	—	—	(1,929)	—	—	(1,929)
Net income	—	—	—	—	—	50,550	—	1,108	51,658
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(841)	(841)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,084	2,084
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	583	583
Other comprehensive loss	—	—	—	—	—	—	(1,029)	—	(1,029)
Balance, September 30, 2021	4,485	$—	27,554,664	$3	$399,349	$309,550	$(2,207)	$40,512	$747,207

Balance, July 1, 2020	2,531	$—	25,864,393	$3	$306,772	$(8,199)	$(2,693)	$26,210	$322,093
Preferred stock issued	1,300	—	—	—	31,377	—	—	—	31,377
ESPP shares issued and vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	41,984	—	(273)	—	—	—	(273)
Common stock repurchased and retired	—	—	(474,802)	—	(10,569)	—	—	—	(10,569)
Share based payments	—	—	—	—	4,778	—	—	—	4,778
Dividends on common stock ($0.35 per share)	—	—	—	—	—	(9,280)	—	—	(9,280)
Dividends on preferred stock	—	—	—	—	—	(1,088)	—	—	(1,088)
Net income	—	—	—	—	—	48,379	—	513	48,892
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(601)	(601)
Other comprehensive income	—	—	—	—	—	—	526	—	526
Balance, September 30, 2020	3,831	$—	25,431,575	$3	$332,085	$29,812	$(2,167)	$26,122	$385,855

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

(Dollars in thousands, except share data)

Nine Months Ended September 30, 2021 and 2020 (Revised - See Note 19)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, January 1, 2021	3,971	$—	25,777,796	$3	$310,326	$203,080	$(823)	$26,374	$538,960
Common stock issued, net of offering costs	—	—	1,413,045	—	64,713	—	—	—	64,713
Preferred stock issued	514	—	—	—	13,997	—	—	—	13,997
ESPP shares issued and vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	396,818	—	(10,539)	—	—	—	(10,539)
Common stock repurchased and retired	—	—	(44,650)	—	(2,656)	—	—	—	(2,656)
Warrants exercised	—	—	11,655	—	—	—	—	—	—
Share based payments	—	—	—	—	23,508	—	—	—	23,508
Dividends on common stock ($8.50 per share)	—	—	—	—	—	(250,763)	—	—	(250,763)
Dividends on preferred stock	—	—	—	—	—	(5,467)	—	—	(5,467)
Net income	—	—	—	—	—	380,882	—	2,474	383,356
Remeasurement of B. Riley Principal 150 and 250 Merger Corporations subsidiary temporary equity	—	—	—	—	—	(18,182)	—	—	(18,182)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(14,695)	(14,695)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	12,734	12,734
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	13,625	13,625
Other comprehensive loss	—	—	—	—	—	—	(1,384)	—	(1,384)
Balance, September 30, 2021	4,485	$—	27,554,664	$3	$399,349	$309,550	$(2,207)	$40,512	$747,207

Balance, January 1, 2020	2,349	$—	26,972,332	$3	$323,109	$39,536	$(1,988)	$29,591	$390,251
Preferred stock issued	1,482	—	—	—	36,007	—	—	—	36,007
ESPP shares issued and vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	561,991	—	(2,950)	—	—	—	(2,950)
Common stock repurchased and retired	—	—	(2,102,748)	—	(38,348)	—	—	—	(38,348)
Share based payments	—	—	—	—	14,267	—	—	—	14,267
Dividends on common stock ($0.95 per share)	—	—	—	—	—	(25,922)	—	—	(25,922)
Dividends on preferred stock	—	—	—	—	—	(3,230)	—	—	(3,230)
Net income (loss)	—	—	—	—	—	33,554	—	(1,382)	32,172
Remeasurement of B. Riley Principal Merger II Corporation subsidiary temporary equity						(14,126)			(14,126)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,087)	(2,087)
Other comprehensive loss	—	—	—	—	—	—	(179)	—	(179)
Balance, September 30, 2020	3,831	$—	25,431,575	$3	$332,085	$29,812	$(2,167)	$26,122	$385,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:		(Revised - See Note 19)
Net income	$383,356	$32,172
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	19,066	14,765
Provision for doubtful accounts	1,248	2,438
Share-based compensation	23,508	14,267
Fair value adjustments, non-cash	(10,728)	21,755
Non-cash interest and other	(15,742)	(12,901)
Effect of foreign currency on operations	(1,327)	(602)
(Income) loss from equity investments	(1,172)	145
Dividends from equity investments	1,373	1,005
Deferred income taxes	28,550	17,312
Impairment of intangibles and (gain) loss on disposal of fixed assets	(137)	14,057
Gain on extinguishment of loans	(6,509)	—
Loss (gain) on extinguishment of debt	4,888	(1,556)
Gain on equity investment	(3,544)	—
Income allocated for mandatorily redeemable noncontrolling interests	548	779
Change in operating assets and liabilities:
Due from clearing brokers	(598,828)	4,230
Securities and other investments owned	(401,789)	(36,859)
Securities borrowed	(582,199)	137,908
Accounts receivable and advances against customer contracts	7,031	25,336
Prepaid expenses and other assets	(18,390)	(3,507)
Accounts payable, accrued expenses and other liabilities	13,655	(10,297)
Amounts due to/from related parties and partners	(678)	1,093
Securities sold, not yet purchased	408,598	6,304
Deferred revenue	(3,445)	3,444
Securities loaned	586,015	(143,386)
Net cash (used in) provided by operating activities	(166,652)	87,902
Cash flows from investing activities:
Purchases of loans receivable	(186,317)	(169,100)
Repayments of loans receivable	132,542	75,982
Sale of loan receivable to related party	—	1,800
Proceeds from loan participations sold	—	2,400
Repayment of loan participations sold	(15,216)	(1,131)
Acquisition of businesses, net of $34,942 cash acquired	(2,122)	—
Purchases of property, equipment and other	(552)	(1,517)
Proceeds from sale of property, equipment and intangible assets	3	1
Funds received from trust account of subsidiary	—	143,750
Investment of subsidiaries initial public offering proceeds into trust account	(345,000)	(176,750)
Acquisition of other business	—	(1,500)
Net cash used in investing activities	(416,662)	(126,065)
Cash flows from financing activities:
Proceeds from revolving line of credit, net	80,000	—
Repayment of asset based credit facility	—	(37,096)
Repayment of notes payable	(37,610)	(357)
Repayment of term loan	(16,084)	(14,429)
Proceeds from term loan	200,000	—
Proceeds from issuance of senior notes	890,568	171,417
Redemption of senior notes	(390,465)	(1,829)
Payment for debt issuance and offering costs	(30,968)	(7,497)
Payment for contingent consideration	(1,560)	—
Payment of employment taxes on vesting of restricted stock	(10,540)	(2,950)
Common dividends paid	(236,554)	(25,822)
Preferred dividends paid	(5,467)	(3,230)
Repurchase of common stock	(2,656)	(38,348)
Distribution to noncontrolling interests	(15,742)	(3,013)
Contribution from noncontrolling interests	12,732	—
Redemption of subsidiary temporary equity and distributions	—	(143,750)
Proceeds from initial public offering of subsidiaries	345,000	175,000
Proceeds from issuance of common stock	64,713	—
Proceeds from issuance of preferred stock	13,997	36,007
Net cash provided by financing activities	859,364	104,103
Increase in cash, cash equivalents and restricted cash	276,050	65,940
Effect of foreign currency on cash, cash equivalents and restricted cash	(1,755)	407
Net increase in cash, cash equivalents and restricted cash	274,295	66,347
Cash, cash equivalents and restricted cash, beginning of period	104,837	104,739
Cash, cash equivalents and restricted cash, end of period	$379,132	$171,086

Supplemental disclosures:
Interest paid	$100,997	$75,231
Taxes paid	$87,857	$1,460

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

The Company operates in six operating segments: (i) Capital Markets, through which the Company provides investment banking, corporate finance, securities lending, restructuring, research, sales and trading services to corporate and institutional clients; (ii) Wealth Management, through which the Company provides wealth management and tax services to corporate, institutional and high net worth clients; (iii) Auction and Liquidation, through which the Company provides auction and liquidation services to help clients dispose of assets that include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property; (iv) Financial Consulting, through which the Company provides bankruptcy, financial advisory, forensic accounting, operations management consulting, real estate consulting and valuation and appraisal services; (v) Principal Investments - United Online and magicJack, through which the Company provides consumer Internet access and related subscription services from United Online and cloud communication services primarily through the magicJack devices; and (vi) Brands, which is focused on generating revenue through the licensing of trademarks.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. During the third quarter of 2021, the full impact of the COVID-19 outbreak continues to evolve. As the U.S. economy recovers, aided by additional stimulus packages and positive momentum in the domestic vaccine rollout, countries across the world continue to manage repeated waves of the pandemic, including variant strains of COVID-19, amid uneven progress toward vaccination. The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the success of vaccines in slowing or halting the pandemic. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy continue to be highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted, the Company’s results of operations, financial position and cash flows may be materially adversely affected.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of B. Riley Financial, Inc. and its wholly-owned and majority-owned subsidiaries. The condensed consolidated financial statements also include the accounts of (a) Great American Global Partners, LLC which is controlled by the Company as a result of its ownership of a 50% member interest, appointment of two of the three executive officers and significant influence over the funding of operations, and (b) National Asset Management, Inc. (“NAM”), a federally-registered investment adviser providing asset management advisory services to retail clients for a fee based upon a percentage of assets managed. NAM has a majority voting interest in Innovation X Management, LLC (“Innovation X”), which together serve as the investment manager of an investment fund (see Variable Interest Entities below). Because NAM has the majority voting interest in Innovation X, the results of operations of Innovation X are included in the Company’s consolidated financial statements, and the amount attributable to the other investor is recorded as a non-controlling interest. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 4, 2021. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Revision of Prior Period Financial Statements

In connection with the preparation of the Company’s condensed consolidated financial statements for the three months ended September 30, 2021, the Company identified an error that was not material related to the consolidation of certain Variable Interest Entities (“VIE’s) which primarily resulted in a gross up of the balance sheet to reflect funds held in trust within prepaid expenses and other assets and the recording of temporary equity.  In accordance with SAB No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the error and determined that the related impact did not, either individually or in the aggregate, materially misstate previously issued consolidated financial statements. A summary of revisions to certain previously reported financial information presented herein is included in Note 19.

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

(c) Interest Expense — Securities Lending Activities and Loan Participations Sold

Interest expense from securities lending activities is included in operating expenses related to operations in the Capital Markets segment. Interest expense from securities lending activities is incurred from equity and fixed income securities that are loaned to the Company and totaled $9,945 and $10,530 for the three months ended September 30, 2021 and 2020, respectively, and $39,391 and $29,253 for the nine months ended September 30, 2021 and 2020, respectively. There were no loan participations sold outstanding as of September 30, 2021 and loan participations sold totaled $13,919, at September 30, 2020. Interest expense from loan participations sold totaled $152 and $445 for the three months ended September 30, 2021 and 2020, respectively, and $878 and $1,416 for the nine months ended September 30, 2021 and 2020, respectively.

(d) Concentration of Risk

Revenues in the Capital Markets, Financial Consulting, Wealth Management, Brands and Principal Investments — United Online and magicJack segments are currently primarily generated in the United States. Revenues in the Auction and Liquidation segment are primarily generated in the United States, Australia, Canada, and Europe.

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

(e) Advertising Expenses

The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $808 and $560 for the three months ended September 30, 2021 and 2020, respectively, and $1,964 and $2,264 for the nine months ended September 30, 2021 and 2020, respectively. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

In June 2018, the Company adopted the 2018 Employee Stock Purchase Plan (“Purchase Plan”) which allows eligible employees to purchase common stock through payroll deductions at a price that is 85% of the market value of the common stock on the last day of the offering period. In accordance with the provisions of Accounting Standards Codification (ASC) “Topic 718: Compensation — Stock Compensation”, the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. For the three months ended September 30, 2021 and 2020, the Company recognized compensation expense of $132 and $96, respectively, related to the Purchase Plan. For the nine months ended September 30, 2021 and 2020, the Company recognized compensation expense of $474 and $320, respectively, related to the Purchase Plan.

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

(i)  Restricted Cash

As of September 30, 2021, restricted cash included $927 of cash collateral for foreign exchange contracts and leases. As of December 31, 2020, restricted cash included $764 of cash collateral for foreign exchange contracts and $471 related to one of the Company’s telecommunication suppliers.

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

(k) Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under finance leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Depreciation expense on property and equipment was $986 and $967 for the three months ended September 30, 2021 and 2020, respectively, and $2,890 and $2,798 for the nine months ended September 30, 2021 and 2020, respectively.

(l) Loans Receivable

Under ASC “Topic 326: Financial Instruments – Credit Losses” (“ASC 326”), the Company elected the irrevocable fair value option for all outstanding loans receivable that were previously measured at amortized cost. Under the fair value option, loans receivables are measured at each reporting period based upon their exit value in an orderly transaction and unrealized gains or losses from changes in fair value are recorded in the condensed consolidated statements of operations. These loans are no longer subject to evaluation for impairment through an allowance for loan loss as such losses will be captured through fair value changes. The impact of adopting ASC 326 was immaterial to the consolidated financial statements.

Loans receivable, at fair value totaled $350,762 and $390,689 as of September 30, 2021 and December 31, 2020, respectively. The loans have various maturities through March 2027. As of September 30, 2021 and December 31, 2020, the historical cost of loans receivable accounted for under the fair value option was $356,408 and $405,064, respectively, which included principal balances of $365,882 and $416,401, respectively, and unamortized costs, origination fees, premiums and discounts, totaling $9,474 and $11,337, respectively. During the three months ended September 30, 2021 and 2020, the Company recorded net unrealized losses of $1,317 and net unrealized gains of $141, respectively, on the loans receivable at fair value and during the nine months ended September 30, 2021 and 2020, net unrealized gains of $8,729 and net unrealized losses of $21,835, respectively, on the loans receivable at fair value, which is included in trading income (losses) and fair value adjustments on loans on the condensed consolidated statements of operations.

The Company may periodically provide limited guarantees to third parties for loans that are made to investment banking and lending clients. As of September 30, 2021, the Company has outstanding limited guarantee arrangements with respect to Babcock & Wilcox Enterprises, Inc. (“B&W”) as further described in Note 14. In accordance with the new credit loss standard, the Company evaluates the need to record an allowance for credit losses for these loan guarantees since they have off-balance sheet credit exposures. As of September 30, 2021, the Company has not recorded any provision for credit losses on the B&W guarantees since the Company believes that there is sufficient collateral to protect the Company from any credit loss exposure.

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

As of September 30, 2021 and December 31, 2020, the Company’s securities and other investments owned and securities sold not yet purchased at fair value consisted of the following securities:

	September 30,	December 31,
	2021	2020
Securities and other investments owned:
Equity securities	$1,276,191	$697,288
Corporate bonds	5,401	3,195
Other fixed income securities	4,436	1,913
Partnership interests and other	66,072	74,923
	$1,352,100	$777,319

Securities sold not yet purchased:
Equity securities	$415,901	$4,575
Corporate bonds	2,025	4,288
Other fixed income securities	1,285	1,242
	$419,211	$10,105

(n) Fair Value Measurements

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable, and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

Securities and other investments owned also include investments in nonpublic entities that do not have a readily determinable fair value and do not report NAV per share. These investments are accounted for using a measurement alternative under which they are measured at cost and adjusted for observable price changes and impairments. Observable price changes result from, among other things, equity transactions for the same issuer executed during the reporting period, including subsequent equity offerings or other reported equity transactions related to the same issuer. For these transactions to be considered observable price changes of the same issuer, we evaluate whether these transactions have similar rights and obligations, including voting rights, distribution preferences, conversion rights, and other factors, to the investments we hold. Any investments adjusted to their fair value by applying the measurement alternative are disclosed as nonrecurring fair value measurements, including the level in the fair value hierarchy that was used. As of September 30, 2021 and December 31, 2020, investments in nonpublic entities valued using a measurement alternative of $57,752 and $26,948, respectively, are included in securities and other investments owned in the accompanying condensed consolidated balance sheets.

Funds held in trust represents U.S. treasury bills that were purchased with funds raised through the initial public offerings of B. Riley Principal 150 Merger Corporation (“BRPM 150”) and B. Riley Principal 250 Merger Corporation (“BRPM 250”), consolidated special purpose acquisition corporations (“SPACs”). The funds raised are held in trust accounts that are restricted for use and may only be used for purposes of completing an initial business combination or redemption of the class A public common shares of the SPAC’s as set forth in their respective trust agreements. The funds held in trust are included within Level 1 of the fair value hierarchy and included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheets.

The Company has warrant liabilities related to warrants of the SPAC’s that are held by investors in BRPM 150 and BRPM 250. The warrants are accounted for as liabilities in accordance with ASC “Topic 815: Derivatives and Hedging,” and are measured at fair value at inception and on a recurring basis using quoted prices in over-the-counter markets. Warrant liabilities are included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets with changes in fair value that amounted to $1,999 during the nine months ended September 30, 2021 included within gain on extinguishment of debt and other as part of other income (expense) in the condensed consolidated statements of operations. The fair value of mandatorily redeemable noncontrolling interests is determined based on the issuance of similar interests for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports and internal valuation models.

The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2021 and December 31, 2020.

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2021 Using
	Fair value at September 30, 2021	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Funds held in trust account	$345,016	$345,016	$—	$—
Securities and other investments owned:
Equity securities	1,218,439	885,474	—	332,965
Corporate bonds	5,401	—	5,401	—
Other fixed income securities	4,436	—	4,436	—
Total securities and other investments owned	1,228,276	885,474	9,837	332,965
Loans receivable, at fair value	350,762	—	—	350,762
Total assets measured at fair value	$1,924,054	$1,230,490	$9,837	$683,727

Liabilities:
Securities sold not yet purchased:
Equity securities	$415,901	$415,901	$—	$—
Corporate bonds	2,025	—	2,025	—
Other fixed income securities	1,285	—	1,285	—
Total securities sold not yet purchased	419,211	415,901	3,310	—
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,196	—	—	4,196
Warrant liabilities	8,466	8,466	—	—
Total liabilities measured at fair value	$431,873	$424,367	$3,310	$4,196

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2020 Using
	Fair value at December 31 2020	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities and other investments owned:
Equity securities	$670,340	$521,048	$—	$149,292
Corporate bonds	3,195	—	3,195	—
Other fixed income securities	1,913	—	1,913	—
Total securities and other investments owned	675,448	521,048	5,108	149,292
Loans receivable, at fair value	390,689	—	—	390,689
Total assets measured at fair value	$1,066,137	$521,048	$5,108	$539,981

Liabilities:
Securities sold not yet purchased:
Equity securities	$4,575	$4,575	$—	$—
Corporate bonds	4,288	—	4,288	—
Other fixed income securities	1,242	—	1,242	—
Total securities sold not yet purchased	10,105	4,575	5,530	—
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,700	—	—	4,700
Total liabilities measured at fair value	$14,805	$4,575	$5,530	$4,700

As of September 30, 2021 and December 31, 2020, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $683,727 and $539,981, respectively, or 13.5% and 20.3%, respectively, of the Company’s total assets. In determining the fair value for these Level 3 financial assets, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity.

The following table summarizes the significant unobservable inputs in the fair value measurement of Level 3 financial assets and liabilities by category of investment and valuation technique as of September 30, 2021:

	Fair value at
	September 30,	Valuation	Unobservable		Weighted
	2021	Technique	Input	Range	Average
Assets:
Equity securities	323,773	Market approach	Multiple of EBITDA	3.5x - 15.00x	$5.65
			Multiple of PV-10	0.65x	0.65	x
			Multiple of Sales	1.55x	1.55	x
			Market price of related security	$0.44 - 10.12	$8.34
	9,192	Option pricing model	Annualized volatility	0.25 - 17.41	0.86
Loans receivable at fair value	350,762	Discounted cash flow	Market interest rate	6.0% - 37.5%	14.8%
Total level 3 assets measured at fair value	$683,727

Liabilities:
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$4,196	Market approach	Operating income multiple	6.0x	6.0	x

The changes in Level 3 fair value hierarchy during the nine months ended September 30, 2021 and 2020 are as follows:

	Level 3	Level 3 Changes During the Period				Level 3
	Balance at	Fair	Relating to	Purchases,	Transfer in	Balance at
	Beginning of	Value	Undistributed	Sales and	and/or out	End of
	Year	Adjustments	Earnings	Settlements	of Level 3	Period
Nine Months Ended September 30, 2021
Equity securities	$149,292	$52,102	$—	$125,794	$5,777	$332,965
Loans receivable at fair value	390,689	9,059	9,003	(57,989)	—	350,762
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,700	—	(504)	—	—	4,196
Warrant liabilities	—	—	—	10,466	(10,466)	—

Nine Months Ended September 30, 2020
Equity securities	$109,251	$(11,314)	$—	$4,984	$(672)	$102,249
Loans receivable at fair value	43,338	(21,834)	3,134	93,853	225,848	344,339
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,616	—	(154)	—	—	4,462

Under ASC 326, the Company elected the irrevocable fair value option for all outstanding loans receivable that were measured at amortized cost as of December 31, 2019. The loans receivable, at fair value are included in transfers into Level 3 fair value assets in the above table.

The amount reported in the table above for the nine months ended September 30, 2021 and 2020 includes the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis. The carrying amounts reported in the condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value based on the short-term maturity of these instruments.

Changes in the Level 3 fair value hierarchy during the nine months ended September 30, 2021 included the fair value of warrant liabilities associated with BRPM 150 and BRPM 250. The value of these warrants transferred from Level 3 to Level 1 of the fair value hierarchy when the public warrants started trading in the over-the-counter markets after the initial public offering.

As of September 30, 2021 and December 31, 2020, the senior notes payable had a carrying amount of $1,362,847 and $870,783, respectively, and fair value of $1,421,533 and $898,606, respectively. The carrying amount of the term loans approximates fair value because the effective yield of such instruments are consistent with current market rates of interest for instruments of comparable credit risk.

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

The following table sets forth the assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of September 30, 2021. This investment was measured due to an observable price change during the nine months ended September 30, 2021.

	Fair Value Measurement Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2021
Investments in nonpublic entities that do not report NAV	$2,536	$—	$2,536	$—
As of December 31, 2020
Investments in nonpublic entities that do not report NAV	$—	$—	$—	$—

During the nine months ended September 30, 2021 and 2020, except for the impact of the intangible impairment charge in 2020 as described in Note 7 – Goodwill and Intangible Assets, there were no additional assets or liabilities measured at fair value on a non-recurring basis.

(o) Derivative and Foreign Currency Translation

The Company periodically uses derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain loans receivable and Auction and Liquidation engagements with operations outside the United States. As of September 30, 2021 and December 31, 2020, forward exchange contracts in the amount of 6,000 Euros were outstanding.

The forward exchange contracts were entered into to improve the predictability of cash flows related to a retail store liquidation engagement and a loan receivable. The net gain from forward exchange contracts was $248 and $921 during the three and nine months ended September 30, 2021, respectively. The net loss from forward exchange contract activity during the three and nine months ended September 30, 2020 was $16. This amount is reported as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. Transaction gains (losses) were $689 and ($97) during the three months ended September 30, 2021 and 2020, respectively, and $855 and $413 during the nine months ended September 30, 2021 and 2020, respectively. These amounts are included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.

As disclosed in Note 2(u) below, the Company has consolidated two VIE’s, BRPM 150 and BRPM 250, which have outstanding warrants that settle in their respective class A shares of common stock. These warrants have been recorded as a liability since the warrants contain a provision to be settled in cash in the event of a qualifying cash tender offer, which is outside the control of the Company, for either BRPM 150 or BRPM 250. The outstanding warrants are considered derivative instruments with the warrant liability measured at fair value at each reporting date, with changes in fair value reported in other income in the condensed consolidated statement of operations. As of September 30, 2021, the warrant liability totaled $8,466 which is included in accrued expenses and other liabilities in the condensed consolidated balance sheet.

(p) Redeemable Noncontrolling Interests in Equity of Subsidiaries

The Company records redeemable noncontrolling interests in equity of subsidiaries to reflect the economic interests of the class A ordinary shareholders in BRPM 150 and BRPM 250 sponsored Special Purpose Acquisition Corporations (“SPACs"). These interests are presented as redeemable noncontrolling interests in equity of subsidiaries within the condensed consolidated balance sheet, outside of the permanent equity section. The class A ordinary shareholders of BRPM 150 and BRPM 250 have redemption rights that are considered to be outside of the Company’s control. As of September 30, 2021, the carrying amount of the redeemable noncontrolling interest in equity of subsidiaries was recorded at its redemption value of $345,000. Remeasurements to the redemption value of the redeemable noncontrolling interest in equity of subsidiaries are recorded within retained earnings. Such remeasurements totaled $18,182, comprising of offering costs incurred in connection with the sale of class A shares of SPAC 150 and SPAC 250 in the amount of $7,716 and initial valuation of the public warrants of SPAC 150 and SPAC 250 in the amount of $10,466.

(q) Equity Investment

As of September 30, 2021 and December 31, 2020, equity investments of $37,713 and $54,953, respectively, were included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheets. The Company’s share of earnings or losses from equity method investees is included in gain (loss) from equity investments in the accompanying condensed consolidated statements of operations.

bebe stores, inc.

At September 30, 2021 and December 31, 2020, the Company had a 39.5% ownership interest in bebe stores, inc. (“bebe”). On November 10, 2020, the Company purchased an additional 1,500,000 shares of newly issued common stock of bebe for $7,500 and increased its’ ownership interest increased from 31.5% to 39.5%. The equity ownership in bebe is accounted for under the equity method of accounting and is included in prepaid expenses and other assets in the condensed consolidated balance sheets.

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

Other Equity Investments

The Company has other equity investments over which the Company exercises significant influence but which do not meet the requirements for consolidation, the largest ownership interest being a 40% ownership interest in Lingo Management, LLC (“Lingo”) which was acquired in November 2020. The equity ownership in these other investments was accounted for under the equity method of accounting and is included in prepaid expenses and other assets in the condensed consolidated balance sheets.

(r) Loan Participations Sold

As of September 30, 2021, the Company has sold investments (“Loan Participations Sold”) to third parties (“Participants”) that are accounted for as secured borrowings under ASC “Topic 860: Transfers and Servicing” (“ASC 860”). Under ASC 860, a partial loan transfer does not qualify for sale accounting in order for sale treatment to be allowed. A participation or other partial loan transfer that meets the definition of a participating interest is classified as loan receivable and the portion transferred is recorded as a secured borrowing under loan participations sold in the condensed consolidated balance sheets. The Participants are entitled to payments made by the borrower of the related loan equal to the current Loan Participations Sold outstanding at the interest rates for the respective investment. In the event that the borrower defaults, the Participants have rights to payments from such borrower, but do not have recourse to the Company. The terms of the Loan Participations Sold are commensurate with the terms of the related loan.

As of September 30, 2021, there were no outstanding loan participations. As of December 31, 2020, the Company had entered into participation agreements for a total of $17,316. In addition, the interest income and interest expense related to the Loan Participations Sold resulted in interest income and interest expense which is presented gross on the condensed consolidated statements of operations.

(s) Supplemental Non-cash Disclosures

During the nine months ended September 30, 2021, non-cash investing activities included: the repayment of a loan receivable in full in the amount of $133,453 with equity securities, a $51,000 note receivable issued for the sale of equity securities to a third party, $35,000 of loans receivable exchanged for newly issued debt securities, the repayment of a $2,800 loan with equity securities, and $200 of loans receivable were converted to equity. During the nine months ended September 30, 2020, non-cash investing activities included $4,633 non-cash conversion of an equity method investment and $9,778 conversion of loans receivable to shares of stock.

(t) Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation. Such reclassifications consist of including advances against customer contracts in prepaid expenses and other assets on the condensed consolidated balance sheets. Certain amounts reported in the Capital Markets segment for the three and nine months ended September 30, 2020 have been reclassified and reported in the Financial Consulting and Wealth Management segments for the three and nine months ended September 30, 2020 as a result of the organizational changes that created the new Financial Consulting segment in the fourth quarter of 2020 and Wealth Management segment in the first quarter of 2021.

(u) Variable Interest Entities

The Company holds interests in various entities that meet the characteristics of a VIE but are not consolidated as the Company is not the primary beneficiary. Interests in these entities are generally in the form of equity interests, loans receivable, or fee arrangements.

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

The Company earns fees from the Funds in the form of placement agent fees and carried interest. For placement agent fees, the Company receives a cash fee of generally 7% to 10% of the amount of raised capital for the Funds and the fee is recognized at the time the placement services occurred. The Company receives carried interest as a percentage allocation (8% to 15%) of the profits of the Funds as compensation for asset management services provided to the Funds and it is recognized under the ownership model of ASC “Topic 323: Investments – Equity Method and Joint Ventures” as an equity method investment with changes in allocation recorded currently in the results of operations. Once fund investors have received distributions in an amount equal to one hundred percent (100%) of their total capital contributions, the Company as the manager of the Funds will be entitled to share in any profits of the Funds to the extent of the carried interest. As the fee arrangements under such agreements are arm’s length and contain customary terms and conditions and represent compensation that is considered fair value for the services provided, the fee arrangements are not considered variable interests and accordingly, the Company does not consolidate such VIEs.

Placement agent fees attributable to such arrangements for the quarter ended September 30, 2021 were $26,732 and are included in services and fees in the condensed consolidated statements of operations.

The carrying value of the Company’s investments in the VIEs that were not consolidated is shown below.

September 30, 2021
Partnership investments	$24,694
Equity investment	2,185
Due from related party	1,040
Loans receivable, at fair value	55,991
Maximum exposure to loss	$83,910

B. Riley Principal 150 and 250 Merger Corporations

During the nine months ended September 30, 2021, the Company along with BRPM 150 and BRPM 250, both newly formed special purpose acquisition companies incorporated as Delaware corporations, consummated the initial public offerings of 17,250,000 units of BRPM 150 and 17,250,000 units of BRPM 250. Each Unit of BRPM 150 and BRPM 250 consisted of one share of class A common stock and one-third of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of BRPM 150 or BRPM 250 class A common stock at an exercise price of $11.50 per share. The BRPM 150 and BRPM 250 Units were each sold at a price of $10.00 per unit, generating gross proceeds to BRPM 150 of $172,500 and BRPM 250 of $172,500. These proceeds which totaled $345,000 were deposited in a trust account established for the benefit of the BRPM 150 and BRPM 250 class A public shareholders and is included in prepaid expenses and other assets in the condensed balance sheet at September 30, 2021. These proceeds are invested only in U.S. treasury securities in accordance with the governing documents of BRPM 150 and BRPM 250. Under the terms of the BRPM 150 and BRPM 250 initial public offerings, BRPM 150 and BRPM 250 are required to consummate a business combination transaction within 24 months (or 27 months under certain circumstances) of the completion of their respective initial public offerings.

In connection with the completion of the initial public offerings of BRPM 150 and BRPM 250, the Company invested in the private placement units of BRPM 150 and BRPM 250. Both BRPM 150 and BRPM 250 are determined to be VIE’s because each of the entities do not have enough equity at risk to finance their activities without additional subordinated financial support. The Company has determined that the class A shareholders of BRPM 150 and BRPM 250 do not have substantive rights as shareholders of BRPM 150 and BRPM 250 since these equity interests are determined to be temporary equity. As such, the Company has determined that it is the primary beneficiary of BRPM 150 and BRPM 250 as it has the right to receive benefits or the obligation to absorb losses of each of the entities, as well as the power to direct a majority of the activities that significantly impact BRPM 150 and BRPM 250’s economic performance. Since the Company is determined to be the primary beneficiary, BRPM 150 and BRPM 250 are consolidated into the Company’s financial statements.

(v) Recent Accounting Standards

Not yet adopted

In March 2020, FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848)” (“ASU 2020-04”), which provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate (“LIBOR”). The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in ASU 2020-04 are effective through December 31, 2022. The Company is currently assessing the potential impacts the adoption of ASU 2020-04 may have on its consolidated results of operations, cash flows, financial position, and disclosures.

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

Recently adopted

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions for recognizing deferred taxes on investments, performing intra-period allocations, and calculating income taxes in interim periods. The ASU also adds guidance to reduce the complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The revised guidance will be applied prospectively and is effective for SEC filers for annual periods or interim periods with fiscal years beginning after December 15, 2020. Early adoption is permitted for interim or annual periods for which financial statements have not been issued. The Company adopted the ASU effective January 1, 2021. The impact of adopting the ASU was immaterial to the consolidated results of operations, cash flows, financial position, and disclosures.

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs. The amendments in this Update clarify that an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. The Update is intended to clarify the Codification and make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The amendments in this update are effective for public business entities for fiscal periods beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is not permitted. The Company adopted the ASU effective January 1, 2021. The impact of adopting the ASU was immaterial to the consolidated results of operations, cash flows, financial position, and disclosures.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The Update contains amendments that improve the consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section (Section 50). Many of the Amendments arose because the Board provided an option to give certain information either on the face of the financial statements or in the notes to financial statements and that option was only included in the Other Presentation Matters Section (Section 45) of the Codification. The option to disclose information in the notes to financial statements should have been codified in the Disclosure section as well as the Other Presentation Matters Section (or other Section of the Codification in which the option to disclose in the notes to financial statements appears). These amendments are not expected to change current practice but are intended to improve the Codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is included in the Disclosure Section of the Codification, thus reducing the likelihood that the disclosure requirement would be missed. The Board does not anticipate that the amendments will result in any changes to current GAAP. The amendments in the Update are effective for annual periods beginning after December 15, 2020, for public business entities. Early application of the amendments is permitted for public business entities for any annual or interim period for which financial statements have not been issued. The amendments in the Update should be applied retrospectively. The Company adopted the ASU effective January 1, 2021. The impact of adopting the ASU was immaterial to the consolidated results of operations, cash flows, financial position, and disclosures.

In August 2021, the FASB issued ASU 2021-06, Presentation of Financial Statements (Topic 205). This update amends certain SEC paragraphs from the Codification in response to the issuance of SEC Final Rule Nos. 33-10786, Amendments to Financial Disclosures About Acquired and Disposed Businesses, which modified the significance test and improved disclosure requirements for acquired businesses and pro forma financial information. The amendments in this update are applicable for public business entities for fiscal periods beginning after December 31, 2020. Early adoption is permitted. The Company adopted the SEC Final Rule effective January 1, 2021, and the ASU was adopted immediately. The impact of adopting the ASU was immaterial to the consolidated results of operations, cash flows, financial position, and disclosures.

NOTE 3 — RESTRUCTURING CHARGE

The Company did not record any restructuring charges for the three and nine months ended September 30, 2021. The Company recorded restructuring charges of $1,557 for the three and nine months ended September 30, 2020. The following tables summarize the changes in accrued restructuring charge during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Balance, beginning of period	$676	$979	$727	$1,600
Restructuring charge	—	1,557	—	1,557
Cash paid	(29)	(189)	(86)	(820)
Non-cash items	3	(1,554)	9	(1,544)
Balance, end of period	$650	$793	$650	$793

The following tables summarize the restructuring activities by reportable segment during the three and nine months ended September 30, 2020:

	Capital	Financial	Auction and
	Markets	Consulting	Liquidation	Total
Restructuring charges for the three months ended September 30, 2020:
Impairment of intangibles	$917	$500	$140	$1,557
Total restructuring charge	$917	$500	$140	$1,557

Restructuring charges for the nine months ended September 30, 2020:
Impairment of intangibles	$917	$500	$140	$1,557
Total restructuring charge	$917	$500	$140	$1,557

NOTE 4 — SECURITIES LENDING

The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of September 30, 2021 and December 31, 2020:

	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets (1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the consolidated balance sheets but eligible for offsetting upon counterparty default(2)	Net amounts
As of September 30, 2021
Securities borrowed	$1,347,656	$—	$1,347,656	$1,347,656	$—
Securities loaned	$1,345,825	$—	$1,345,825	$1,345,825	$—
As of December 31, 2020
Securities borrowed	$765,457	$—	$765,457	$765,457	$—
Securities loaned	$759,810	$—	$759,810	$759,810	$—

(1)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)	Includes the amount of cash collateral held/posted.

NOTE 5 — ACCOUNTS RECEIVABLE

The components of accounts receivable, net, include the following:

	September 30,	December 31,
	2021	2020
Accounts receivable	$33,999	$33,604
Investment banking fees, commissions and other receivables	19,163	10,316
Unbilled receivables	5,420	5,712
Total accounts receivable	58,582	49,632
Allowance for doubtful accounts	(3,792)	(3,114)
Accounts receivable, net	$54,790	$46,518

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based auction and liquidation contracts.

Additions and changes to the allowance for doubtful accounts consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Balance, beginning of period	$3,565	$2,760	$3,599	$1,514
Add: Additions to reserve	493	356	1,248	2,438
Less: Write-offs	(266)	(364)	(1,087)	(1,200)
Less: Recovery	—	—	32	—
Balance, end of period	$3,792	$2,752	$3,792	$2,752

NOTE 6 — PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following:

	September 30,	December 31,
	2021	2020
Funds held in trust account	$345,016	$—
Equity investments	37,713	54,953
Prepaid expenses	15,843	7,371
Other receivables	39,015	17,709
Other assets	11,398	7,429
Prepaid expenses and other assets	$448,985	$87,462

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $237,961 and $227,046 at September 30, 2021 and December 31, 2020, respectively.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2021 were as follows:

					Principal
					Investments-
	Capital	Wealth	Auction and	Financial	United Online
	Markets	Management	Liquidation	Consulting	and magicJack
	Segment	Segment	Segment	Segment	Segment	Total
Balance as of December 31, 2020	$50,806	$28,396	$1,975	$23,680	$122,189	$227,046
Goodwill acquired during the period:
Acquisition of businesses	532	10,383	—	—	—	10,915
Balance as of September 30, 2021	$51,338	$38,779	$1,975	$23,680	$122,189	$237,961

Intangible assets consisted of the following:

		As of September 30, 2021			As of December 31, 2020
		Gross			Gross
		Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Useful Life	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Customer relationships	0.1 to 18 Years	$118,406	$54,702	$63,704	$98,898	$40,281	$58,617
Domain names	7 Years	235	174	61	235	148	87
Advertising relationships	8 Years	100	66	34	100	56	44
Internally developed software and other intangibles	0.5 to 5 Years	11,775	8,179	3,596	11,775	6,913	4,862
Trademarks	7 to 10 Years	5,469	1,443	4,026	2,850	991	1,859
Total		135,985	64,564	71,421	113,858	48,389	65,469

Non-amortizable assets:
Tradenames		125,276	—	125,276	125,276	—	125,276
Total intangible assets		$261,261	$64,564	$196,697	$239,134	$48,389	$190,745

Amortization expense was $5,156 and $3,919 for the three months ended September 30, 2021 and 2020, respectively and $16,176 and $11,967 for the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021, estimated future amortization expense was $4,599, $17,304, $14,797, $10,856, and $7,629 for the years ended December 31, 2021 (remaining three months), 2022, 2023, 2024 and 2025, respectively. The estimated future amortization expense after December 31, 2025 was $16,236.

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

NOTE 8 — NOTES PAYABLE

Asset Based Credit Facility

On April 21, 2017, the Company amended its credit agreement (as amended, the “Credit Agreement”) governing its asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) to increase the maximum borrowing limit from $100,000 to $200,000. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. The Credit Agreement continues to allow for borrowings under the separate credit agreement (a “UK Credit Agreement”) which was dated March 19, 2015 with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom. Such facility allows the Company to borrow up to 50,000 British Pounds. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $200,000 credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(c) in the Annual Report on Form 10-K. All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The Company paid Wells Fargo Bank a closing fee in the amount of $500 in connection with the April 2017 amendment to the Credit Agreement. The interest rate for each revolving credit advance under the Credit Agreement is subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. Interest expense totaled $109 for the three months ended September 30, 2021 and 2020, and $325 and $529 for the nine months ended September 30, 2021 and 2020, respectively. There was no outstanding balance on this credit facility at September 30, 2021 or December 31, 2020. At September 30, 2021, there were no open letters of credit outstanding.

We are in compliance with all financial covenants in the asset based credit facility at September 30, 2021.

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

The full amount of the Company’s PPP loans and accrued interest were forgiven in the amount of $6,509 in June 2021, and the Company recorded a gain on extinguishment of loans for this amount in the accompanying condensed consolidated statement of operations.

Other Notes Payable

Notes payable include notes payable to a clearing organization for one of the Company’s broker dealers. The notes payable accrue interest at the prime rate plus 2.0% (5.25% at September 30, 2021) payable annually, maturing January 31, 2022. At September 30, 2021 and December 31, 2020, the outstanding balance for the notes payable was $357 and $714, respectively. Interest expense was $4 and $12 for the three months ended September 30, 2021 and 2020, respectively, and $16 and $75 for the nine months ended September 30, 2021 and 2020, respectively.

Also included in notes payable at December 31, 2020, was a $37,253 note payable to Garrison TNCI LLC which was assumed as part of the Company’s investment in Lingo Management LLC. The note accrued interest at 12.5% per annum and had a maturity date of March 31, 2021. During the nine months ended September 30, 2021, interest expense on the note was $238. The note was paid in full in January 2021.

NOTE 9 — TERM LOANS AND REVOLVING CREDIT FACILITY

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

As of September 30, 2021, the outstanding balance on the Term Loan Facility was $194,569 (net of unamortized debt issuance costs of $5,431). Interest on the term loan for the three and nine months ended September 30, 2021, was $2,720 (including amortization of deferred debt issuance costs of $350) and $2,956 (including amortization of deferred debt issuance costs of $380), respectively. The interest rate on the term loan as of September 30, 2021 was 4.63%.

The Company had an outstanding balance of $80,000 under the Revolving Credit Facility as of September 30, 2021. Interest on the revolving facility for the three and nine months ended September 30, 2021 was $790 (including unused commitment fees of $58 and amortization of deferred financing costs of $146) and $820 (including unused commitment fees of $76 and amortization of deferred financing costs of $159), respectively. The interest rate on the revolving facility at September 30, 2021 was 4.62%.

The Company is in compliance with all financial covenants in the Nomura Credit Agreement at September 30, 2021.

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

The obligations under the BRPAC Credit Agreement are secured by first-priority liens on, and first priority security interest in, substantially all of the assets of the Credit Parties, including a pledge of (a) 100% of the equity interests of the Credit Parties, (b) 65% of the equity interests in United Online Software Development (India) Private Limited, a private limited company organized under the laws of India; and (c) 65% of the equity interests in magicJack VocalTec LTD., a limited company organized under the laws of Israel. Such security interests are evidenced by pledge, security, and other related agreements.

The BRPAC Credit Agreement contains certain covenants, including those limiting the Credit Parties’, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the BRPAC Credit Agreement requires the Credit Parties to maintain certain financial ratios. The BRPAC Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the outstanding BRPAC Credit Agreement.

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

On December 31, 2020, the Borrowers, the Secured Guarantors, the Agent and the Lenders, entered into the Second Amendment to Credit Agreement (the “Second Amendment”) pursuant to which, among other things, (i) the Lenders agreed to make a new $75,000 term loan to the Borrowers, the proceeds of which the Borrowers’ used to repay the outstanding principal amount of the existing Terms Loans and Optional Loans and will use for other general corporate purposes, (ii) the Borrowers were permitted to make a one-time Permitted Distribution (as defined in the Second Amendment) in the amount of $30,000 on the date of the Second Amendment, (iii) the maturity date of the new Term Loans was set at five (5) years from the date of the Second Amendment, (iv) the interest rate margin was increased by 25 basis points as set forth in the Second Amendment, (v) the Borrowers agreed to make mandatory prepayments of the Term Loans from a portion of the Consolidated Excess Cash Flow (as defined in the Credit Agreement), (vi) the maximum Consolidated Total Funded Debt Ratio (as defined in the Credit Agreement) was increased as set forth in the Second Amendment and (vii) the Company and B. Riley Principal Investments, LLC entered into a reaffirmation of their guarantees of the Borrowers’ obligations under the Credit Agreement. Additionally, the Borrowers paid a commitment fee and an arrangement fee, each based on a percentage of the aggregate commitments, in each case upon the closing of the Second Amendment. Borrowings under the BRPAC Credit Agreement bear interest at a rate equal to (a) the LIBOR rate for Eurodollar loans, plus (b) the applicable margin rate, which ranges from 2.75% to 3.25% per annum, based upon the Borrowers’ ratio of consolidated funded indebtedness to adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) for the preceding four fiscal quarters or other applicable period. As of September 30, 2021 and December 31, 2020, the interest rate on the BRPAC Credit Agreement was 3.09% and 3.40%, respectively.

Principal outstanding under the Amended BRPAC Credit Agreement is due in quarterly installments commencing on March 31, 2021. Quarterly installments on December 31, 2021 are in the amount of $4,600, from March 31, 2022 to December 31, 2022 are in the amount of $4,116 per quarter, from March 31, 2023 to December 31, 2023 are in the amount of $3,631 per quarter, from March 31, 2024 to December 31, 2024 are in the amount of $3,147 per quarter, from March 31, 2025 to September 30, 2025 are in the amount of $2,663 per quarter, and the remaining principal balance is due at final maturity on December 31, 2025.

As of September 30, 2021 and December 31, 2020, the outstanding balance on the term loan was $58,358 (net of unamortized debt issuance costs of $558) and $74,213 (net of unamortized debt issuance costs of $787), respectively. Interest expense on the term loan during the three months ended September 30, 2021 and 2020, was $554 (including amortization of deferred debt issuance costs of $72) and $497 (including amortization of deferred debt issuance costs of $67), respectively. Interest expense on the term loan during the nine months ended September 30, 2021 and 2020, was $1,931 (including amortization of deferred debt issuance costs of $229) and $1,912 (including amortization of deferred debt issuance costs of $216), respectively.

The Company is in compliance with all financial covenants in the BRPAC Credit Agreement as of September 30, 2021.

NOTE 10 — SENIOR NOTES PAYABLE

Senior notes payable, net, are comprised of the following:

	September 30,	December 31,
	2021	2020
7.500% Senior notes due May 31, 2027	$—	$128,156
7.250% Senior notes due December 31, 2027	—	122,793
7.375% Senior notes due May 31, 2023	—	137,454
6.875% Senior notes due September 30, 2023	115,726	115,168
6.750% Senior notes due May 31, 2024	111,171	111,170
6.500% Senior notes due September 30, 2026	175,897	134,657
6.375% Senior notes due February 28, 2025	143,941	130,942
6.000% Senior notes due January 31, 2028	258,010	—
5.500% Senior notes due March 31, 2026	212,662	—
5.250% Senior notes due August 31, 2028	363,316	—
	1,380,723	880,340
Less: Unamortized debt issuance costs	(17,876)	(9,557)
	$1,362,847	$870,783

During the nine months ended September 30, 2021, the Company issued $183,042 of senior notes with maturity dates ranging from May 2023 to August 2028 pursuant to At the Market Issuance Sales Agreements with B. Riley Securities, Inc. which governs the program of at-the-market sales of the Company’s senior notes. A series of prospectus supplements were filed by the Company with the SEC in respect of the Company’s offerings of these senior notes.

On January 25, 2021, the Company issued $230,000 of senior notes due in January 2028 (“6.0% 2028 Notes”) pursuant to a prospectus supplement dated February 12, 2020. Interest on the 6.0% 2028 Notes is payable quarterly at 6.0%. The 6.0% 2028 Notes are unsecured and due and payable in full on January 31, 2028. In connection with the issuance of the 6.0% 2028 Notes, the Company received net proceeds of $225,723 (after underwriting commissions, fees, and other issuance costs of $4,277). The 6.0% 2028 Notes bear interest at the rate of 6.0% per annum.

On March 29, 2021, the Company issued $159,493 of senior notes due in March 2026 (“5.5% 2026 Notes”) pursuant to a prospectus supplement dated January 28, 2021. Interest on the 5.5% 2026 Notes is payable quarterly at 5.5%. The 5.5% 2026 Notes are unsecured and due and payable in full on March 31, 2026. In connection with the issuance of the 5.5% 2026 Notes, the Company received net proceeds of $156,260 (after underwriting commissions, fees, and other issuance costs of $3,233). The 5.5% 2026 Notes bear interest at the rate of 5.5% per annum.

On March 31, 2021, the Company exercised its option for early redemption at par $128,156 of senior notes due in May 2027 (“7.50% 2027 Notes”) pursuant to the second supplemental indenture dated May 31, 2017. The total redemption payment included $1,602 in accrued interest.

On July 26, 2021, the Company redeemed, in full, $122,793 aggregate principal amount of its 7.25% Senior Notes due 2027 (“7.25% 2027 Notes”) pursuant to the third supplemental indenture dated December 31, 2017. The 7.25% Notes had an aggregate principal amount of $122,793. The redemption price was equal to 100% of the aggregate principal amount, plus accrued and unpaid interest up to, but excluding, the redemption date. The total redemption payment included approximately $2,127 in accrued interest. In connection with the full redemption, the 7.25% 2027 Notes, which were listed on NASDAQ under the ticker symbol “RILYG,” were delisted from NASDAQ and ceased trading on the redemption date.

On August 4, 2021, the Company issued $316,250 of senior notes due in August 2028 (“5.25% 2028 Notes”) pursuant to a prospectus supplement dated January 28, 2021. Interest on the 5.25% 2028 Notes is payable quarterly at 5.25%. The 5.25% 2028 Notes are unsecured and due and payable in full on August 31, 2028. In connection with the issuance of the 5.25% 2028 Notes, the Company received net proceeds of $308,659 (after underwriting commissions, fees, and other issuance costs of $7,591). The 5.25% 2028 Notes bear interest at the rate of 5.25% per annum.

On September 4, 2021, the Company redeemed, in full, $137,454 aggregate principal amount of its 7.375% Senior Notes due 2023 (“7.375% 2023 Notes”) pursuant to the fifth supplemental indenture dated September 11, 2018. The redemption price was equal to 101.5% of the aggregate principal amount, plus any accrued and unpaid interest up to, but excluding, the redemption date. The total redemption payment included approximately $957 in accrued interest and $2,062 in premium. In connection with the full redemption, the 7.375% 2023 Notes, which were listed on NASDAQ under the ticker symbol “RILYH,” were delisted from NASDAQ and ceased trading on the redemption date.

On October 22, 2021, the Company redeemed, in full, $115.7 million aggregate principal amount of its 6.875% Senior Notes due 2023 (the “6.875% 2023 Notes”) pursuant to the fifth supplemental indenture dated September 11, 2018. The redemption price was equal to 101.0% of the aggregate principal amount, plus accrued and unpaid interest, up to, but excluding, the redemption date.  The total redemption payment included approximately $1.8 million in accrued interest and $1.2 million in premium. In connection with the full redemption, the 6.875% 2023 Notes under the ticker symbol “RILYI,” were delisted from NASDAQ and ceased trading on the redemption date.

As of September 30, 2021 and December 31, 2020, the total senior notes outstanding was $1,362,847 (net of unamortized debt issue costs of $17,876) and $870,783 (net of unamortized debt issue costs of $9,557) with a weighted average interest rate of 5.96% and 6.95%, respectively. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes totaled $21,458 and $15,562 for the three months ended September 30, 2021 and 2020, respectively and $60,010 and $45,543 for the nine months ended September 30, 2021 and 2020, respectively.

Sales Agreement Prospectus to Issue Up to $250,000 of Senior Notes

The most recent sales agreement prospectus was filed by us with the SEC August 11, 2021 (the “August 2021 Sales Agreement Prospectus”) superseding the prospectus filed with the SEC on April 6, 2021 (the “April 2021 Sales Agreement Prospectus”) and the prospectus filed with the SEC on January 28, 2021 (the “January 2021 Sales Agreement Prospectus”). This program provides for the sale by the Company of up to $250,000 of certain of the Company’s senior notes. As of September 30, 2021, the Company had $152,285 remaining availability under the August 2021 Sales Agreement.

NOTE 11 — REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from contracts with customers by reportable segment for the three and nine months ended September 30, 2021 and 2020 is as follows:

					Principal
					Investments -
	Capital	Wealth	Auction and	Financial	United Online
	Markets	Management	Liquidation	Consulting	and magicJack	Brands
	Segment	Segment	Segment	Segment	Segment	Segment	Total
Revenues for the three months ended September 30, 2021
Corporate finance, consulting and investment banking fees	$116,044	$—	$—	$12,350	$—	$—	$128,394
Wealth and asset management fees	679	86,579	—	—	—	—	87,258
Commissions, fees and reimbursed expenses	10,893	28,379	2,740	8,941	—	—	50,953
Subscription services	—	—	—	—	16,303	—	16,303
Service contract revenues	—	—	5	—	—	—	5
Advertising, licensing and other (1)	—	—	34,327	—	2,997	6,372	43,696
Total revenues from contracts with customers	127,616	114,958	37,072	21,291	19,300	6,372	326,609

Interest income - Loans and securities lending	26,869	—	—	—	—	—	26,869
Trading gains on investments	18,184	1,262	—	—	—		19,446
Fair value adjustment on loans	(1,249)	—	—	—	—	—	(1,249)
Other	7,233	2,614	—	—	—	—	9,847
Total revenues	$178,653	$118,834	$37,072	$21,291	$19,300	$6,372	$381,522

(1)	Includes sale of goods of $34,327 in Auction and Liquidation and $631 in Principal Investments - United Online and magicJack.

Revenues for the three months ended September 30, 2020
Corporate finance, consulting and investment banking fees	$30,044	$—	$—	$15,926	$—	$—	$45,970
Wealth and asset management fees	(475)	16,975	—	—	—	—	16,500
Commissions, fees and reimbursed expenses	9,050	—	17,278	9,658	—	—	35,986
Subscription services	—	—	—	—	17,948	—	17,948
Service contract revenues	—	—	4,195	—	—	—	4,195
Advertising, licensing and other (1)	—	—	22,712	—	3,654	4,000	30,366
Total revenues from contracts with customers	38,619	16,975	44,185	25,584	21,602	4,000	150,965

Interest income - Loans and securities lending	26,026	—	—	—	—	—	26,026
Trading gains on investments	31,259	354	—	—	—	—	31,613
Fair value adjustment on loans	140	—	—	—	—	—	140
Other	17,196	313	—		—	—	17,509
Total revenues	$113,240	$17,642	$44,185	$25,584	$21,602	$4,000	$226,253

(1)	Includes sale of goods of $22,712 in Auction and Liquidation and $938 in Principal Investments - United Online and magicJack.

					Principal
					Investments -
	Capital	Wealth	Auction and	Financial	United Online
	Markets	Management	Liquidation	Consulting	and magicJack	Brands
	Segment	Segment	Segment	Segment	Segment	Segment	Total
Revenues for the nine months ended September 30, 2021
Corporate finance, consulting and investment banking fees	$370,337	$—	$—	$40,290	$—	$—	$410,627
Wealth and asset management fees	5,557	204,107	—	—	—	—	209,664
Commissions, fees and reimbursed expenses	37,703	59,979	14,547	26,145	—	—	138,374
Subscription services	—	—	—	—	50,802	—	50,802
Service contract revenues	—	—	1,090	—	—	—	1,090
Advertising, licensing and other (1)	—	—	52,162	—	8,673	15,261	76,096
Total revenues from contracts with customers	413,597	264,086	67,799	66,435	59,475	15,261	886,653

Interest income - Loans and securities lending	89,280	—	—	—	—	—	89,280
Trading gains on investments	302,539	6,483	—	—	—	—	309,022
Fair value adjustment on loans	8,796	—	—	—	—	—	8,796
Other	18,228	6,472	—	—	—	—	24,700
Total revenues	$832,440	$277,041	$67,799	$66,435	$59,475	$15,261	$1,318,451

(1)	Includes sale of goods of $52,162 in Auction and Liquidation and $2,081 in Principal Investments - United Online and magicJack.

Revenues for the nine months ended September 30, 2020
Corporate finance, consulting and investment banking fees	$124,430	$—	$—	$38,574	$—	$—	$163,004
Wealth and asset management fees	4,829	50,693	—	—	—	—	55,522
Commissions, fees and reimbursed expenses	36,305	—	36,052	26,115	—	—	98,472
Subscription services	—	—	—	—	55,067	—	55,067
Service contract revenues	—	—	13,288	—	—	—	13,288
Advertising, licensing and other (1)	—	—	23,757	—	10,688	11,007	45,452
Total revenues from contracts with customers	165,564	50,693	73,097	64,689	65,755	11,007	430,805

Interest income - Loans and securities lending	72,383	—	—	—	—	—	72,383
Trading losses on investments	(14,701)	394	—	—	—	—	(14,307)
Fair value adjustment on loans	(21,835)	—	—	—	—	—	(21,835)
Other	24,214	801	—	454	—	—	25,469
Total revenues	$225,625	$51,888	$73,097	$65,143	$65,755	$11,007	$492,515

(1)	Includes sale of goods of $23,757 in Auction and Liquidation and $2,718 in Principal Investments - United Online and magicJack.

Contract Balances

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligation(s) are satisfied. Receivables related to revenues from contracts with customers totaled $54,790 and $46,518 as of September 30, 2021 and December 31, 2020, respectively. The Company had no significant impairments related to these receivables during the three and nine months ended September 30, 2021 and 2020. The Company also has $5,420 and $5,712 of unbilled receivables as of September 30, 2021 and December 31, 2020, respectively, and advances against customer contracts of $200 as of September 30, 2021 and December 31, 2020. The Company’s deferred revenue primarily relates to retainer and milestone fees received from corporate finance and investment banking advisory engagements, asset management agreements, financial consulting engagements, subscription services where the performance obligation has not yet been satisfied and license agreements with guaranteed minimum royalty payments and advertising/marketing fees with additional royalty revenue based on a percentage of defined sales. Deferred revenue as of September 30, 2021 and December 31, 2020 was $68,310 and $68,651, respectively. The Company expects to recognize the deferred revenue of $68,310 as of September 30, 2021 as service and fee revenues when the performance obligation is met during the years December 31, 2021 (remaining three months), 2022, 2023, 2024 and 2025 in the amount of $37,923, $11,308, $7,738, $5,251, and $2,868, respectively. The Company expects to recognize the deferred revenue of $3,222 after December 31, 2025.

During the three months ended September 30, 2021 and 2020, the Company recognized revenue of $4,728 and $8,102 that was recorded as deferred revenue at the beginning of the respective year. During the nine months ended September 30, 2021 and 2020, the Company recognized revenue of $31,377 and $32,176 that was recorded as deferred revenue at the beginning of the respective year.

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

The capitalized costs to fulfill a contract were $917 and $279 as of September 30, 2021 and December 31, 2020, respectively, and are recorded in prepaid expenses and other assets in the condensed consolidated balance sheets. For the three months ended September 30, 2021 and 2020, the Company recognized expenses of $324 and $68 related to capitalized costs to fulfill a contract, respectively. For the nine months ended September 30, 2021 and 2020, the Company recognized expenses of $433 and $210 related to capitalized costs to fulfill a contract, respectively. There were no significant impairment charges recognized in relation to these capitalized costs during the three and nine months ended September 30, 2021 and 2020.

Remaining Performance Obligations and Revenue Recognized from Past Performance

The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material as of September 30, 2021. Corporate finance and investment banking fees and retail liquidation engagement fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price as of September 30, 2021.

NOTE 12 — INCOME TAXES

The Company’s effective income tax rate was a provision of 26.8% and 29.4% for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, the Company had federal net operating loss carryforwards of $60,422 and state net operating loss carryforwards of $72,058. The Company’s federal net operating loss carryforwards will expire in the tax years commencing in December 31, 2031 through December 31, 2038. The state net operating loss carryforwards will expire in the tax years commencing in December 31, 2025.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss, capital loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company’s net operating losses are subject to annual limitations in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of September 30, 2021, the Company believes that the existing net operating loss carryforwards will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided a valuation allowance. The Company does not believe that it is more likely than not that the Company will be able to utilize the benefits related to capital loss carryforwards and has provided a valuation allowance in the amount of $61,315 against these deferred tax assets.

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

NOTE 13 — EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Remeasurements to the carrying value of the redeemable noncontrolling interests in equity of subsidiaries are not deemed to be a dividend (see Note 2 (p)). According to ASC “Topic 480: Distinguishing Liabilities from Equity,” there is no impact on earnings per share in the computation of basic and diluted earnings per share to common shareholders for changes in the carrying value of the redeemable noncontrolling interests in equity, when such changes in carrying value  which in substance  approximates fair value.

Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net income per share were 1,069,184 and 1,059,919 for the three months ended September 30, 2021 and 2020, respectively and 911,302 and 1,212,563 for the nine months ended September 30, 2021 and 2020, respectively, because to do so would have been anti-dilutive.

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income attributable to B. Riley Financial, Inc.	$50,550	$48,379	$380,882	$33,554
Preferred stock dividends	(1,929)	(1,088)	(5,467)	(3,230)
Net income applicable to common shareholders	$48,621	$47,291	$375,415	$30,324

Weighted average common shares outstanding:
Basic	27,570,716	25,446,292	27,297,917	25,699,735
Effect of dilutive potential common shares:
Restricted stock units and warrants	1,223,350	1,604,156	1,428,575	989,965
Diluted	28,794,066	27,050,448	28,726,492	26,689,700

Basic income per common share	$1.76	$1.86	$13.75	$1.18
Diluted income per common share	$1.69	$1.75	$13.07	$1.14

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

On January 5, 2017, complaints filed in November 2015 and May 2016 naming MLV & Co. (“MLV”) and National Securities Corporation (“NSC”), each an indirect broker-dealer subsidiary of the Company, as defendants in putative class action lawsuits alleging claims under the Securities Act, in connection with the offerings of Miller Energy Resources, Inc., have been consolidated. The Consolidated Complaint, styled Gaynor v. Miller et al., is pending in the Circuit Court for Morgan County, Tennessee, and, like its predecessor complaints, continues to allege claims under Sections 11 and 12 of the Securities Act against nine underwriters for alleged material misrepresentations and omissions in the registration statement and prospectuses issued in connection with six offerings (February 13, 2013; May 8, 2013; June 28, 2013; September 26, 2013; October 17, 2013 (as to MLV only) and August 21, 2014) with an alleged aggregate offering price of approximately $151,000. A Court ordered mediation before a federal magistrate took place on August 6, 2019, with no resolution. In December 2019, the Court remanded the case to state court. In July 2020, the Company agreed to settle this matter, subject to court approval which is expected in 2021. An accrual for the settlement is included in the accompanying condensed consolidated financial statements.

NSC is a respondent in several Financial Industry Regulatory Authority arbitration proceedings filed by investors alleging claims in connection with equity investments in GPB Capital Holdings, LLC (“GPB”) involving matters prior to the Company’s acquisition of National on February 25, 2021. Some of these arbitration claims, among other things, also allege that NSC failed to supervise certain registered representatives.  NSC is evaluating each arbitration claim on its own merits. GPB and its affiliates have been the subject of various civil claims and fraud investigations over the past few years and, in February 2021, the U.S. Department of Justice indicted certain individuals affiliated with GPB for material misrepresentations and omissions under the federal securities laws with respect to funds managed by GPB.  At the present time, the Company continues to vigorously defend these actions and is not able to determine the ultimate resolution of these matters. Adverse judgments in these matters in the aggregate could materially and adversely affect the Company and its financial condition.

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

(c) Other Commitments

On June 19, 2020, the Company participated in a loan facility agreement to provide a total loan commitment up to 33,000 EUROS to a retailer in Europe.  The Company made an initial funding of 6,600 EUROS in July 2020. No additional borrowings have been made since the initial funding, leaving unused future commitments available of up to 26,400 EUROS as of September 30, 2021 and December 31, 2020.

In the normal course of business, the Company enters into commitments to its clients in connection with capital raising transactions, such as firm commitment underwritings and equity lines of credit. These commitments require the Company to purchase securities at a specified price. Securities underwriting exposes the Company to market and credit risk, primarily in the event that, for any reason, securities purchased by the Company cannot be distributed at the anticipated price.

NOTE 15 — SHARE-BASED PAYMENTS

(a) Employee Stock Incentive Plans

Share-based compensation expense for restricted stock units under the Company’s Amended and Restated 2009 Stock Incentive Plan (the “Plan”) was $9,243 and $4,680 for the three months ended September 30, 2021 and 2020, respectively, and $23,035 and $13,945 for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, in connection with employee stock incentive plans, the Company granted 423,660 restricted stock units with a grant date fair value of $29,439 and 1,100,000 performance based restricted stock units with a grant date fair value of $40,876. The restricted stock units generally vest over a period of one to three years based on continued service. Performance based restricted stock units generally vest based on both the employee’s continued service and the achievement of a set threshold of the Company’s common stock price, as defined in the grant, during the three-year period following the grant.  In determining the fair value of restricted stock units on the grant date, the fair value is adjusted for (a) estimated forfeitures, (b) expected dividends based on historical patterns and the Company’s anticipated dividend payments over the expected holding period and (c) the risk-free interest rate based on U.S. Treasuries for a maturity matching the expected holding period.

(b) Employee Stock Purchase Plan

In connection with the Company’s Purchase Plan, share based compensation was $132 and $96 for the three months ended September 30, 2021 and 2020, respectively, and $474 and $320 for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there were 471,973 shares reserved for issuance under the Purchase Plan.

(c) Common Stock

Since October 30, 2018, the Company’s Board of Directors has authorized annual share repurchase programs of up to $50,000 of its outstanding common shares. All share repurchases were effected on the open market at prevailing market prices or in privately negotiated transactions. During the year ended December 31, 2020, the Company repurchased 2,165,383 shares of common stock for $48,248. During the nine months ended September 30, 2021, the Company repurchased 44,650 shares of its common stock for $2,656. The shares repurchased under the program were retired. On October 25, 2021, the share repurchase program was reauthorized by the Board of Directors for share repurchases up to $50,000 of its outstanding common shares and expires in October 2022.

On January 15, 2021, the Company issued 1,413,045 shares of common stock inclusive of 184,310 shares issued pursuant to the full exercise of the Underwriter’s option to purchase additional shares of common stock at a price of $46 per share for net proceeds of approximately $64,713 after underwriting fees and costs.

(d) Preferred Stock

During the nine months ended September 30, 2021, the Company issued 207,599 depository shares of the Series A Preferred Stock. There were 2,788 and 2,581 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively. Total liquidation preference for the Series A Preferred Stock as of September 30, 2021 and December 31, 2020, was $69,709 and $64,519, respectively. Dividends on the Series A preferred paid during the nine months ended September 30, 2021, were $0.4296875 per depository share.

During the nine months ended September 30, 2021, the Company issued 307,148 depository shares of the Series B Preferred Stock. There were 1,697 and 1,390 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively. Total liquidation preference for the Series B Preferred Stock as of September 30, 2021 and December 31, 2020, was $42,419 and $34,741, respectively. Dividends on the Series B preferred paid during the nine months ended September 30, 2021, were $0.4609375 per depository share.

NOTE 16 — NET CAPITAL REQUIREMENTS

B. Riley Securities (“BRS”), B. Riley Wealth Management (“BRWM”), and National Securities Corporation (“NSC”), the Company’s broker-dealer subsidiaries, are registered with the SEC as broker-dealers and members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company’s broker-dealer subsidiaries are subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of September 30, 2021, BRS had net capital of $367,406, which was $360,308 in excess of required minimum net capital of $7,098; BRWM had net capital of $10,648, which was $9,957 in excess of required minimum net capital of $691; NSC had net capital of $9,680 which was $8,680 in excess of required minimum net capital of $1,000.

NOTE 17 — RELATED PARTY TRANSACTIONS

As of September 30, 2021, amounts due from related parties of $1,513 included $1 from GACP I, L.P. (“GACP I”) and $1,040 from GACP II, L.P. (“GACP II”) for management fees and other operating expenses, and $472 due from CA Global Partners (“CA Global”) for operating expenses related to wholesale and industrial liquidation engagements managed by CA Global on behalf of GA Global Partners. As of December 31, 2020, amounts due from related parties of $986 included $9 from GACP I and $544 from GACP II for management fees and other operating expenses, and $433 due from CA Global for operating expenses related to wholesale and industrial liquidation engagements managed by CA Global on behalf of GA Global Partners.

For the three and nine months ended September 30, 2021, the Company recorded interest expense of $46 and $525, respectively, related to loan participations sold to BRC Partners Opportunity Fund, LP (“BRCPOF”), a private equity fund managed by one of its subsidiaries. The Company also recorded commission income of $131 and $553 from introducing trades on behalf of BRCPOF during the three and nine months ended September 30, 2021, respectively. Our executive officers and members of our board of directors have a 50.8% financial interest, which includes a financial interest of Bryant Riley, our Co-Chief Executive Officer, of 35.5% in the BRCPOF as of September 30, 2021. The Company had no outstanding loan participations to BRCPOF as of September 30, 2021 and had $14,816 outstanding as of December 31, 2020.

In June 2020, the Company entered into an investment advisory services agreement with Whitehawk Capital Partners, L.P. (“Whitehawk”), a limited partnership controlled by Mr. J. Ahn, who is the brother of Phil Ahn, the Company’s Chief Financial Officer and Chief Operating Officer. Whitehawk has agreed to provide investment advisory services for GACP I and GACP II. During the three and nine months ended September 30, 2021, management fees paid for investment advisory services by Whitehawk was $142 and $1,588, respectively.

The Company periodically participates in loans and financing arrangements for which the Company has an equity ownership and representation on the board of directors (or similar governing body). The Company may also provide consulting services or investment banking services to raise capital for these companies. These transactions can be summarized as follows:

Babcock and Wilcox

The Company had a last-out term loan receivable due from B&W that is included in loans receivable, at fair value with a fair value of $176,191 as of December 31, 2020. On June 1, 2021 the Company agreed to settle the outstanding balance and accrued interest on the last-out term loan receivable in exchange for $848 and 2,916,880 shares of B&W’s 7.75% Series A Cumulative Perpetual Preferred Stock.

During the three and nine months ended September 30, 2021, the Company earned $401 and $12,749, respectively, of underwriting and financial advisory and other fees from B&W in connection with B&W’s capital raising activities.

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

The Company is also a party to an Indemnity Rider with B&W, and the B. Riley Guaranty, each as disclosed above in Note 14 – Commitments and Contingencies.

Maven

The Company has loans receivable due from the Maven, Inc. that are included in loans receivable, at fair value of $62,036 and $56,552 as of September 30, 2021 and December 31, 2020, respectively. Interest on these loans is payable at 10% per annum with maturity dates through December 2022.

Lingo

The Company has a loan receivable due from Lingo Management LLC (“Lingo”) included in loans receivable, at fair value with a fair value of $55,990 and $55,066 as of September 30, 2021 and December 31, 2020, respectively. The term loan bears interest at 16.0% per annum with a maturity date of December 1, 2022. The term loan has a conversion feature under which $17,500 will convert to additional equity ownership upon receipt of certain regulatory approval. If those regulatory approvals are received, the conversion would increase the Company’s ownership interest in Lingo from 40% to 80%. On August 1, 2021, the credit agreement was amended to allow the borrower to elect that a portion of interest payable be payable in kind. On March 10, 2021, the Company also extended a promissory note to Lingo Communications, LLC (a wholly owned subsidiary of Lingo) in the amount of $1,100. The note bears interest at 6% per annum with a maturity date of March 31, 2022.

bebe

The Company had a loan receivable due from bebe stores, Inc. included in loans receivable, at fair value with a fair value of $8,000 as of December 31, 2020. The term loan bore interest at 16.0% per annum and had a maturity date of November 10, 2021. The term loan was paid in full in August 2021.

Charah Solutions, Inc.

On August 25, 2021 the Company extended a $17,852 promissory note to Charah Solutions, Inc., in which one of the Company’s senior executives serves on the board of directors. The promissory note bears interest at 8.0% per annum with a maturity date of September 25, 2022 and a 2.5% commitment fee payable at maturity.

Other

As of September 30, 2021, the Company has loans receivable due from other related parties in the amount of $4,186.

The Company often provides consulting or investment banking services to raise capital for companies in which the Company has significant influence through equity ownership, representation on the board of directors (or similar governing body), or both. During the three and nine months ended September 30, 2021, the Company earned $20,868 and $25,059, respectively, of fees related to these services.

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

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Capital Markets segment:
Revenues - Services and fees	$134,849	$55,815	$431,825	$189,779
Trading income (loss) and fair value adjustments on loans	16,935	31,399	311,335	(36,536)
Interest income - Loans and securities lending	26,869	26,026	89,280	72,383
Total revenues	178,653	113,240	832,440	225,626
Selling, general and administrative expenses	(80,152)	(40,920)	(231,765)	(125,844)
Restructuring charge	—	(917)	—	(917)
Interest expense - Securities lending and loan participations sold	(10,097)	(10,975)	(40,269)	(30,669)
Depreciation and amortization	(514)	(673)	(1,526)	(1,864)
Segment income	87,890	59,755	558,880	66,332
Wealth Management segment:
Revenues - Services and fees	117,572	17,289	270,558	51,494
Trading income and fair value adjustments on loans	1,262	354	6,483	394
Total revenues	118,834	17,643	277,041	51,888
Selling, general and administrative expenses	(110,157)	(16,395)	(260,331)	(49,226)
Depreciation and amortization	(2,093)	(468)	(6,832)	(1,421)
Segment income	6,584	780	9,878	1,241
Auction and Liquidation segment:
Revenues - Services and fees	2,745	21,473	15,637	49,340
Revenues - Sale of goods	34,327	22,712	52,162	23,757
Total revenues	37,072	44,185	67,799	73,097
Direct cost of services	(13,622)	(18,373)	(27,742)	(36,406)
Cost of goods sold	(11,999)	(9,046)	(19,578)	(9,360)
Selling, general and administrative expenses	(5,153)	(4,625)	(9,719)	(8,880)
Restructuring charge	—	(140)	—	(140)
Depreciation and amortization	—	(1)	—	(2)
Segment income	6,298	12,000	10,760	18,309
Financial Consulting segment:
Revenues - Services and fees	21,291	25,583	66,435	65,142
Selling, general and administrative expenses	(18,436)	(17,759)	(55,896)	(48,756)
Restructuring charge	—	(500)	—	(500)
Depreciation and amortization	(86)	(76)	(273)	(216)
Segment income	2,769	7,248	10,266	15,670
Principal Investments - United Online and magicJack segment:
Revenues - Services and fees	18,669	20,663	57,394	63,037
Revenues - Sale of goods	631	939	2,081	2,718
Total revenues	19,300	21,602	59,475	65,755
Direct cost of services	(4,397)	(4,891)	(13,693)	(14,795)
Cost of goods sold	(443)	(767)	(1,816)	(2,082)
Selling, general and administrative expenses	(5,458)	(4,840)	(15,096)	(14,352)
Depreciation and amortization	(2,496)	(2,736)	(7,558)	(8,466)
Segment income	6,506	8,368	21,312	26,060
Brands segment:
Revenues - Services and fees	6,372	4,000	15,261	11,007
Selling, general and administrative expenses	(972)	(994)	(2,338)	(2,207)
Depreciation and amortization	(714)	(714)	(2,143)	(2,143)
Impairment of tradenames	—	—	—	(12,500)
Segment income (loss)	4,686	2,292	10,780	(5,843)
Consolidated operating income from reportable segments	114,733	90,443	621,876	121,769

Corporate and other expenses	(17,987)	(6,942)	(42,007)	(28,072)
Interest income	70	67	175	537
Gain on extinguishment of loans and other	1,758	—	8,267	—
Income (loss) on equity investments	1,149	409	1,172	(145)
Interest expense	(25,372)	(16,374)	(66,014)	(48,537)
Income before income taxes	74,351	67,603	523,469	45,552
Provision for income taxes	(22,693)	(18,711)	(140,113)	(13,380)
Net income	51,658	48,892	383,356	32,172
Net income (loss) income attributable to noncontrolling interests	1,108	513	2,474	(1,382)
Net income attributable to B. Riley Financial, Inc.	50,550	48,379	380,882	33,554
Preferred stock dividends	1,929	1,088	5,467	3,230
Net income available to common shareholders	$48,621	$47,291	$375,415	$30,324

The following table presents revenues by geographical area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Revenues - Services and fees:
North America	$300,340	$123,106	$854,429	$405,611
Australia	—	6,094	—	7,796
Europe	1,157	15,623	2,680	16,392
Total Revenues - Services and fees	$301,497	$144,823	$857,109	$429,799

Trading income (losses) and fair value adjustments on loans
North America	$18,197	$31,753	$317,818	$(36,142)

Revenues - Sale of goods
North America	$631	$4,242	$8,169	$6,028
Europe	34,328	19,409	46,075	20,447
Total Revenues - Sale of goods	$34,959	$23,651	$54,244	$26,475

Revenues - Interest income - Loans and securities lending:
North America	$26,869	$26,026	$89,280	$72,383

Total Revenues:
North America	$346,037	$185,127	$1,269,696	$447,880
Australia	—	6,094	—	7,796
Europe	35,485	35,032	48,755	36,839
Total Revenues	$381,522	$226,253	$1,318,451	$492,515

As of September 30, 2021 and December 31, 2020 long-lived assets, which consist of property and equipment and other assets, of $13,720 and $11,685, respectively, were located in North America.

Segment assets are not reported to, or used by, the Company’s Chief Operating Decision Maker to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.

NOTE 19 — REVISION OF PRIOR PERIOD FINANCIALS

As disclosed in Note 2(a), during the three months ended September 30, 2021, the Company identified misstatements related to the consolidation of certain VIE’s, which primarily resulted in a gross up of the balance sheet to reflect funds held in trust within prepaid expenses and other assets and the recording of temporary equity. Although the Company concluded that these misstatements were not material, either individually or in aggregate, to its current or previously issued consolidated financial statements, the Company has elected to revise its previously issued consolidated financial statements to correct for these misstatements.

The revision to the accompanying unaudited condensed consolidated statements of equity and consolidated statements of cash flows are as follows:

	Three Months Ended September 30, 2020
	As Previously
	Reported	Adjustments	As Revised
Statements of Equity
Retained Earnings (Deficit), July 1, 2020	$5,927	$(14,126)	$(8,199)
Total Equity, July 1, 2020	$336,219	$(14,126)	$322,093
Retained Earnings (Deficit), September 30, 2020	$43,938	$(14,126)	$29,812
Total Equity, September 30, 2020	$399,981	$(14,126)	$385,855

	Nine Months Ended September 30, 2020
	As Previously
	Reported	Adjustments	As Revised
Statements of Equity
Remeasurement of B. Riley Principal Merger II
Corporation subsidiary temporary equity	$—	$(14,126)	$(14,126)
Retained Earnings (Deficit), September 30, 2020	$43,938	$(14,126)	$29,812
Total Equity, September 30, 2020	$399,981	$(14,126)	$385,855

	Nine Months Ended September 30, 2020
	As Previously
	Reported	Adjustments	As Revised
Statement of Cash Flows
Cash flows from investing activities:
Purchase of equity investments	$(6,486)	$6,486	$—
Funds received from trust account of subsidiary	$—	$143,750	$143,750
Investment of subsidiaries initial public offering proceeds into trust account	$—	$(176,750)	$(176,750)
Net cash used in investing activities	$(99,551)	$(26,514)	$(126,065)

Cash flows from financing activities:
Payment for debt issuance and offering costs	$(2,761)	$(4,736)	$(7,497)
Redemption of subsidiary temporary equity and distributions	$—	$(143,750)	$(143,750)
Proceeds from initial public offering of subsidiaries	$—	$175,000	$175,000
Net cash provided by financing activities	$77,589	$26,514	$104,103

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this Quarterly Report to conform such statements to actual results or to changes in our expectations.

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

Overview

General

B. Riley Financial, Inc. (NASDAQ: RILY) and its subsidiaries provide collaborative financial services and solutions through several operating subsidiaries including:

●	B. Riley Securities, Inc. (“B. Riley Securities”) is a leading, full service investment bank providing financial advisory, corporate finance, research, securities lending and sales and trading services to corporate, institutional, and high net worth individual clients. B. Riley Securities, (fka B. Riley FBR) was formed in November 2017 through the merger of B. Riley & Co, LLC and FBR Capital Markets & Co., which the Company acquired in June 2017.

●	B. Riley Wealth Management, Inc. (“B. Riley Wealth Management”) provides comprehensive wealth management and brokerage services to individuals and families, corporations and non-profit organizations, including qualified retirement plans, trusts, foundations, and endowments. B. Riley Wealth Management was formerly Wunderlich Securities, Inc., which the Company acquired on July 3, 2017 and whose name was changed in June 2018.

●	National Holdings Corporation (“National”) provides wealth management, brokerage, insurance, tax preparation and advisory services. On February 25, 2021, the Company completed a tender offer to acquire all of the outstanding shares of National not already owned by the Company. The merger expands the Company’s investment banking, wealth management and financial planning offerings.

●	B. Riley Capital Management, LLC, a Securities and Exchange Commission (“SEC”) registered investment advisor, which includes:

○	B. Riley Asset Management, an advisor to certain private funds and to institutional and high net worth investors;

○	Great American Capital Partners, LLC (“GACP”), the general partner of two private funds, GACP I, L.P. and GACP II, L.P., both direct lending funds managed by WhiteHawk Capital Partners, L.P. pursuant to an investment advisory services agreement, that provide senior secured loans and second lien secured loan facilities to middle market public and private U.S. companies.

●	B. Riley Advisory Services provides expert witness, bankruptcy, financial advisory, forensic accounting, valuation and appraisal, and operations management services.

●	B. Riley Retail Solutions, LLC (fka Great American Group, LLC), a leading provider of asset disposition and auction solutions to a wide range of retail and industrial clients.

●	B. Riley Real Estate works with real estate owners and tenants through all stages of the real estate life cycle. Our real estate advisors advise companies, financial institutions, investors, family offices and individuals on real estate projects worldwide. A core focus of B. Riley real estate is the restructuring of lease obligations in both distressed and non-distressed situations, both inside and outside of the bankruptcy process, on behalf of corporate tenants.

●	B. Riley Principal Investments identifies attractive investment opportunities and aims to deliver financial and operational improvement to its portfolio companies. Our team concentrates on opportunities presented by distressed companies or divisions that exhibit challenging market dynamics. Representative transactions include recapitalization, direct equity investment, debt investment, active minority investment and buyouts. B. Riley Principal Investments seeks to control or influence the operations of our investments to deliver financial and operational improvements that will maximize free cash flow, and therefore, shareholder returns. As part of our principal investment strategy, we acquired United Online, Inc. (“UOL” or “United Online”) on July 1, 2016, magicJack VocalTec Ltd. (“magicJack”) on November 14, 2018 and on November 30, 2020 we acquired a 40% equity interest in with Lingo Management, LLC (“Lingo”), with the ability to acquire an additional 40% equity interest therein.

○	UOL is a communications company that offers consumer subscription services and products, consisting of Internet access services and devices under the NetZero and Juno brands primarily sold in the United States.

○	magicJack is a Voice over IP (“VoIP”) cloud-based technology and services communications provider.

○	Lingo is a global cloud/UC and managed service provider.

●	BR Brand Holding, LLC (“BR Brands”), in which the Company owns a majority interest, provides licensing of certain brand trademarks. BR Brands owns the assets and intellectual property related to licenses of six brands: Catherine Malandrino, English Laundry, Joan Vass, Kensie Girl, Limited Too and Nanette Lepore as well as investments in the Hurley and Justice brands with Bluestar Alliance LLC (“Bluestar”), a brand management company.

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

Capital Markets Segment. Our Capital Markets segment provides a full array of investment banking, corporate finance, consulting, financial advisory, research, securities lending and sales and trading services to corporate, institutional, and individual clients. Our corporate finance and investment banking services include merger and acquisitions as well as restructuring advisory services to public and private companies, initial and secondary public offerings, and institutional private placements. In addition, we trade equity securities as a principal for our account, including investments in funds managed by our subsidiaries. Our Capital Markets segment also includes our asset management businesses that manage various private and public funds for institutional and individual investors.

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

Auction and Liquidation Segment. Our Auction and Liquidation segment utilizes our significant industry experience, a scalable network of independent contractors and industry-specific advisors to tailor our services to the specific needs of a multitude of clients, logistical challenges, and distressed circumstances. Furthermore, our scale and pool of resources allow us to offer our services across North America as well as parts of Europe, Asia, and Australia. Our Auction and Liquidation segment operates through two main divisions, retail store liquidations and wholesale and industrial assets dispositions. Our wholesale and industrial assets dispositions division operates through limited liability companies that are controlled by us.

Financial Consulting Segment. Our Financial Consulting segment provides services to law firms, corporations, financial institutions, lenders, and private equity firms. These services primarily include bankruptcy, financial advisory, forensic accounting, litigation support, operations management consulting, real estate consulting, and valuation and appraisal services. Our Financial Consulting segment operates through limited liability companies that are wholly owned or majority owned by us.

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

Recent Developments

On July 26, 2021, we redeemed, in full, $122.8 million aggregate principal amount of our 7.25% Senior Notes due 2027 (“7.25% 2027 Notes”) pursuant to the third supplemental indenture dated December 31, 2017. The total redemption payment included approximately $2.1 million in accrued interest. In connection with the full redemption, the 7.25% 2027 Notes under the ticker symbol “RILYG,” were delisted from NASDAQ.

On August 4, 2021, we issued $316.3 million of senior notes due in August 2028 (“5.25% 2028 Notes”). Interest on the 5.25% 2028 Notes is payable quarterly at 5.25%. The 5.25% 2028 Notes are unsecured and due and payable in full on August 31, 2028. In connection with the issuance of the 5.25% 2028 Notes, the Company received net proceeds of $308.7 million (after underwriting commissions, fees, and other issuance costs of $7.6 million). The 5.25% 2028 Notes bear interest at the rate of 5.25% per annum.

On September 4, 2021, we redeemed, in full, $137.5 million aggregate principal amount of our 7.375% Senior Notes due 2023 (“7.375% 2023 Notes”) pursuant to the fifth supplemental indenture dated September 11, 2018. The redemption price was equal to 101.5% of the aggregate principal amount, plus accrued and unpaid interest up to, but excluding, the redemption date. The total redemption payment included approximately $1.0 million in accrued interest and $2.1 million in premium. In connection with the full redemption, the 7.375% 2023 Notes under the ticker symbol “RILYH,” were delisted from NASDAQ.

On October 22, 2021, we redeemed, in full, $115.7 million aggregate principal amount of our 6.875% Senior Notes due 2023 (the “6.875% 2023 Notes”) pursuant to the fifth supplemental indenture dated September 11, 2018. The redemption price was equal to 101.0% of the aggregate principal amount, plus accrued and unpaid interest, up to, but excluding, the redemption date.  The total redemption payment included approximately $1.8 million in accrued interest and $1.2 million in premium. In connection with the full redemption, the 6.875% 2023 Notes under the ticker symbol “RILYI,” were delisted from NASDAQ.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”).  In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.  During the third quarter of 2021, the full impact of the COVID-19 outbreak continues to evolve. As the U.S. economy recovers, aided by additional stimulus packages and positive momentum in the domestic vaccine rollout, countries across the world continue to manage repeated waves of the pandemic, including variant strains of COVID-19, amid uneven progress toward vaccination. The impact of the COVID-19 outbreak on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the success of vaccines in slowing or halting the pandemic.  These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy continue to be highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted, our results of operations, financial position and cash flows may be materially adversely affected.

Results of Operations

The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Condensed Consolidated Statements of Operations

(Dollars in thousands)

	Three Months Ended
	September 30,		Change
	2021	2020	Amount	%
Revenues:
Services and fees	$301,497	$144,823	$156,674	108.2%
Trading income and fair value adjustments on loans	18,197	31,753	(13,556)	(42.7)%
Interest income - Loans and securities lending	26,869	26,026	843	3.2%
Sale of goods	34,959	23,651	11,308	47.8%
Total revenues	381,522	226,253	155,269	68.6%

Operating expenses:
Direct cost of services	18,019	23,264	(5,245)	(22.5)%
Cost of goods sold	12,442	9,813	2,629	26.8%
Selling, general and administrative expenses	244,218	97,143	147,075	151.4%
Restructuring charge	—	1,557	(1,557)	(100.0)%
Interest expense - Securities lending and loan participations sold	10,097	10,975	(878)	(8.0)%
Total operating expenses	284,776	142,752	142,024	99.5%
Operating income	96,746	83,501	13,245	15.9%
Other income (expense):
Interest income	70	67	3	4.5%
Gain on extinguishment of loans and other	1,758	—	1,758	100.0%
Income from equity investments	1,149	409	740	180.9%
Interest expense	(25,372)	(16,374)	(8,998)	55.0%
Income before income taxes	74,351	67,603	6,748	10.0%
Provision for income taxes	(22,693)	(18,711)	(3,982)	21.3%
Net income	51,658	48,892	2,766	5.7%
Net income attributable to noncontrolling interests	1,108	513	595	116.0%
Net income attributable to B. Riley Financial, Inc.	50,550	48,379	2,171	4.5%
Preferred stock dividends	1,929	1,088	841	77.3%
Net income available to common shareholders	$48,621	$47,291	$1,330	2.8%

Revenues

The table below and the discussion that follows are based on how we analyze our business.

	Three Months Ended
	September 30,		Change
	2021	2020	Amount	%
Revenues - Services and fees:
Capital Markets segment	$134,849	$55,815	$79,034	141.6%
Wealth Management segment	117,572	17,289	100,283	n/m
Auction and Liquidation segment	2,745	21,473	(18,728)	-87.2%
Financial Consulting segment	21,291	25,583	(4,292)	-16.8%
Principal Investments - United Online and magicJack segment	18,669	20,663	(1,994)	-9.7%
Brands segment	6,372	4,000	2,372	59.3%
Subtotal	301,498	144,823	156,675	108.2%

Revenues - Sale of goods:
Auction and Liquidation segment	34,327	22,712	11,615	51.1%
Principal Investments - United Online and magicJack segment	631	939	(308)	-32.8%
Subtotal	34,958	23,651	11,307	47.8%

Trading income and fair value adjustments on loans
Capital Markets segment	16,935	31,399	(14,464)	-46.1%
Wealth Management segment	1,262	354	908	n/m
Subtotal	18,197	31,753	(13,556)	-42.7%

Interest income - Loans and securities lending:
Capital Markets segment	26,869	26,026	843	3.2%
Total revenues	$381,522	$226,253	$155,269	68.6%

n/m - Not applicable or not meaningful.

Total revenues increased approximately $155.3 million to $381.5 million during the three months ended September 30, 2021 from $226.3 million during the three months ended September 30, 2020. The increase in revenues during the three months ended September 30, 2021 was primarily due to an increase in revenue from services and fees of $156.7 million, revenue from sale of goods of $11.3 million, and interest income from loans and securities lending of $0.8 million, offset by a decrease in revenue from trading income and fair value adjustments on loans of $13.6 million. The increase in revenue from services and fees in the three months ended September 30, 2021 consisted of increases in revenue of $79.0 million in the Capital Markets segment, $100.3 million in the Wealth Management segment, and $2.4 million in the Brands segment, offset by decreases in revenues of $18.7 million in the Auction and Liquidation segment, $4.3 million in the Financial Consulting segment, and $2.0 million in the Principal Investments — United Online and magicJack segment.

Revenues from services and fees in the Capital Markets segment increased $79.0 million, to $134.8 million during the three months ended September 30, 2021 from $55.8 million during the three months ended September 30, 2020. The increase in revenues was primarily due to increases in revenue of $82.4 million from corporate finance, consulting, and investment banking fees, $3.6 million from the acquisition of National in the first quarter of 2021, $1.2 million of asset management fees, and $1.8 million of commissions, partially offset by a decrease of $8.8 million in dividends.

Revenues from services and fees in the Wealth Management segment increased $100.3 million, to $117.6 million during the three months ended September 30, 2021 from $17.3 million during the three months ended September 30, 2020. The increase in revenues was primarily due to increases in revenue of $94.1 million from the acquisition of National and $6.0 million from wealth and asset management fees.

Revenues from services and fees in the Auction and Liquidation segment decreased $18.7 million, to $2.7 million during the three months ended September 30, 2021 from $21.5 million during the three months ended September 30, 2020. The decrease in revenues was primarily due to fewer large retail fee liquidation engagements.

Revenues from services and fees in the Financial Consulting segment decreased $4.3 million, to $21.3 million during the three months ended September 30, 2021 from $25.6 million during the three months ended September 30, 2020. The decrease in revenues was primarily due to a decrease in revenue of $3.8 million due to a large real estate consulting engagement in 2020 and a decrease of $0.7 million in appraisal engagement fees, partially offset by an increase of $0.2 million due to a newly formed operations management group during fiscal year 2021.

Revenues from services and fees in the Principal Investments - United Online and magicJack segment decreased $2.0 million to $18.7 million during the three months ended September 30, 2021 from $20.7 million during the three months ended September 30, 2020. The decrease in revenues was primarily due to decreases of $1.6 million in subscription services and $0.7 million in advertising, licensing, and other. Management expects revenues from the Principal Investments - United Online and magicJack segment to continue to decline year over year.

Revenues from services and fees in the Brands segment increased $2.4 million to $6.4 million during the three months ended September 30, 2021 from $4.0 million during the three months ended September 30, 2020. The primary source of revenue included in this segment is the licensing of trademarks.

Trading income and fair value adjustments on loans decreased $13.6 million to $18.2 million during the three months ended September 30, 2021 compared to $31.8 million for the three months ended September 30, 2020. This decrease was primarily due to a decrease of $14.5 million in the Capital Markets segment, partially offset by an increase of $0.9 million in the Wealth Management segment. The gain of $18.2 million for the three months ended September 30, 2021 was primarily due to realized and unrealized amounts earned on investments made in our proprietary trading accounts of $20.9 million partially offset by an unrealized loss on our loans receivable, at fair value of $1.2 million.

Interest income – loans and securities lending increased $0.9 million, to $26.9 million during the three months ended September 30, 2021 from $26.0 million during the three months ended September 30, 2020. Interest income from securities lending was $13.0 million and $13.3 million during the three months ended September 30, 2021 and 2020, respectively. Interest income from loans was $13.9 million and $12.7 million during the three months ended September 30, 2021 and 2020, respectively.

Revenues – Sale of Goods

Revenues from the sale of goods increased $11.3 million, to $35.0 million during the three months ended September 30, 2021 from $23.7 million during the three months ended September 30, 2020. Revenues from sale of goods were primarily attributable to $34.3 million from sales of retail goods related to retail liquidation engagements in Europe, partially offset by a decrease of $22.8 million from sales of retail goods related to multiple liquidation engagements that ended in 2020. Cost of goods sold for the three months ended September 30, 2021 was $12.4 million, resulting in a gross margin of 64.5%.

Operating Expenses

Direct Cost of Services

Direct cost of services decreased $5.2 million, to $18.0 million during the three months ended September 30, 2021 from $23.3 million during the three months ended September 30, 2020. The decrease was primarily due to a decrease of $4.8 million in the Auction and Liquidation segment and $0.5 million in the Principal Investments — United Online and magicJack segment. The decrease in direct costs in the Auction and Liquidation segment was primarily due to a retail liquidation engagement in Europe where we purchased inventory for resale using the existing stores of the client. As part of the retail liquidation engagement, we incurred costs related to the store operations which primarily related to expenses for occupancy, payroll, and other store operating costs. The decrease in direct costs in the Principal Investments — United Online and magicJack segment was primarily due to a corresponding decrease in revenues from subscription based customers for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses during the three months ended September 30, 2021 and 2020 were comprised of the following:

	Three Months Ended		Three Months Ended
	September 30, 2021		September 30, 2020		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$80,666	32.9%	$41,593	42.7%	$39,073	93.9%
Wealth Management segment	112,250	46.0%	16,863	17.4%	95,387	n/m
Auction and Liquidation segment	5,153	2.1%	4,626	4.8%	527	11.4%
Financial Consulting segment	18,522	7.6%	17,835	18.4%	687	3.9%
Principal Investments - United Online and magicJack segment	7,954	3.3%	7,576	7.8%	378	5.0%
Brands segment	1,686	0.7%	1,708	1.8%	(22)	(1.3)%
Corporate and Other segment	17,987	7.4%	6,942	7.1%	11,045	159.1%
Total selling, general & administrative expenses	$244,218	100.0%	$97,143	100.0%	$147,075	151.4%

n/m - Not applicable or not meaningful.

Total selling, general and administrative expenses increased approximately $147.1 million to $244.2 million during the three months ended September 30, 2021 from $97.1 million for the three months ended September 30, 2020. The increase was primarily due to increases of $39.1 million in the Capital Markets segment, $95.4 million in the Wealth Management segment, $0.5 million in the Auction and Liquidation segment, $0.7 million in the Financial Consulting segment, $0.4 million in the Principal Investments — United Online and magicJack segment, and $11.0 million in the Corporate and Other segment.

Capital Markets

Selling, general and administrative expenses in the Capital Markets segment increased by $39.1 million to $80.7 million during the three months ended September 30, 2021 from $41.6 million during the three months ended September 30, 2020. The increase was primarily due to increases of $34.0 million in payroll and related expenses, $5.3 million in investment banking deal expenses, $3.4 million from the acquisition of National, $0.6 million in legal expenses, $0.5 million in other expenses, $0.2 million in business development activities, and $0.2 million in occupancy costs, partially offset by a decrease of $5.3 million in consulting expenses.

Wealth Management

Selling, general and administrative expenses in the Wealth Management segment increased by $95.4 million to $112.3 million during the three months ended September 30, 2021 from $16.9 million during the three months ended September 30, 2020. The increase was primarily due to increases of $90.3 million from the acquisition of National, $4.8 million in payroll and related expenses, and $0.3 million in software and equipment expenses.

Auction and Liquidation

Selling, general and administrative expenses in the Auction and Liquidation segment increased $0.5 million to $5.1 million during the three months ended September 30, 2021 from $4.6 million during the three months ended September 30, 2020.

Financial Consulting

Selling, general and administrative expenses in the Financial Consulting segment increased by $0.7 million to $18.5 million during the three months ended September 30, 2021 from $17.8 million during the three months ended September 30, 2020. The increase was primarily due to increases of $0.4 million in other expenses and $0.3 million in legal expenses.

Principal Investments — United Online and magicJack

Selling, general and administrative expenses in the Principal Investments — United Online and magicJack segment increased $0.4 million to $8.0 million for the three months ended September 30, 2021 from $7.6 million for the three months ended September 30, 2020. The increase was primarily due to $0.7 million in transaction costs, partially offset by a decrease of $0.4 million in payroll and related expenses.

Brands

Selling, general and administrative expenses in the Brands segment remained flat at $1.7 million during the three months ended September 30, 2021 and 2020.

Corporate and Other

Selling, general and administrative expenses for the Corporate and Other segment increased approximately $11.0 million to $18.0 million during the three months ended September 30, 2021 from $6.9 million for the three months ended September 30, 2020. The increase was primarily due to increases of $6.2 million in payroll and related expenses, $4.0 million in gain from extinguishment of debt as further discussed below, and $2.0 million in professional fees, partially offset by decreases of $0.4 million in legal expenses, $0.4 million in other expenses, and $0.2 million in foreign currency fluctuations.

During the three months ended September 30, 2021, we repurchased 10,409,895 senior notes with an aggregate face value of $260.2 million at par, resulting in a loss net of expenses, premiums paid, and original issue discount of $4.0 million. The total redemption payments included approximately $3.1 million in accrued interest. During the three months ended September 30, 2020, we did not repurchase any of our senior notes.

Other Income (Expense). Other income included interest income of $0.1 million during both the three months ended September 30, 2021 and 2020. Gain on extinguishment of loans and other in the amount of $1.8 million during the three months ended September 30, 2021 was primarily due to the change in fair value of warrant liabilities. Interest expense was $25.4 million during the three months ended September 30, 2021 compared to $16.4 million during the three months ended September 30, 2020. The increase in interest expense during the three months ended September 30, 2021 was primarily due to increases in interest expense of $5.8 million from the issuance of senior notes, $2.7 million from the Nomura term loan entered into in Q2 2021, and $0.5 million from the Nomura revolving credit facility entered into in Q2 2021. Other income in the three months ended September 30, 2021 included income from equity investments of $0.6 million compared to $0.4 million in the prior year.

Income Before Income Taxes. Income before income taxes was $74.4 million during the three months ended September 30, 2021 compared to $67.6 million during the three months ended September 30, 2020. The increase was primarily due to increases in revenue of $155.2 million, gain on extinguishment of loans and other of $1.8 million, and income from equity investments of $0.7 million, partially offset by increases in operating expenses of approximately $142.0 million and interest expense of $9.0 million, as discussed above.

Provision for Income Taxes. Provision for income taxes was $22.7 million during the three months ended September 30, 2021 compared to $18.7 million during the three months ended September 30, 2020. The effective income tax rate was 30.5% for the three months ended September 30, 2021 as compared to 27.7% for the three months ended September 30, 2020.

Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests represents the proportionate share of net income generated by membership interests of partnerships that we do not own. The net income attributable to noncontrolling interests was $1.1 million during the three months ended September 30, 2021 compared to $0.5 million during the three months ended September 30, 2020.

Net Income Attributable to the Company. Net income attributable to the Company was $50.6 million during the three months ended September 30, 2021 compared to $48.4 million for the three months ended September 30, 2020. The increase in net income attributable to the Company was primarily due to increases in operating income of $13.2 million, gain on extinguishment of loans and other of $1.8 million, and income from equity investments of $0.7 million, partially offset by increases in interest expense of $9.0 million, provision for income taxes of $4.0 million, and net income attributable to noncontrolling interests of $0.6 million.

Preferred Stock Dividends. On October 7, 2019, the Company closed its public offering of Depositary Shares, each representing 1/1000th of a share of 6.875% Series A Cumulative Perpetual Preferred Stock (trading under NASDAQ symbol “RILYP”), par value $0.0001 per share. Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends are payable quarterly in arrears, on or about the last day of January, April, July, and October. On July 8, 2021, the Company declared a cash dividend representing $0.4296875 per Depositary Share, which was paid on August 2, 2021 to holders of record as of the close of business on July 21, 2020.

On September 4, 2020, the Company closed its public offering of Depositary Shares, each representing 1/1000th of a share of 7.375% Series B Cumulative Perpetual Preferred Stock (trading under the NASDAQ symbol “RILYL”), par value $0.0001 per share. Holders of Series B Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends are payable quarterly in arrears, on or about the last day of January, April, July, and October. On July 8, 2021, the Company declared a cash dividend of $0.4609375 per Depositary Share, which was paid on August 2, 2021 to holders of record as of the close of business on July 21, 2021.

Net Income Available to Common Shareholders. Net income available to common shareholders was $48.6 million for the three months ended September 30, 2021 compared to $47.3 million for the three months ended September 30, 2020. The increase in net income available to common shareholders was primarily due to increases in operating income of $13.2 million, gain on extinguishment of loans and other of $1.8 million, and income from equity investments of $0.7 million, partially offset by increases in interest expense of $9.0 million, provision for income taxes of $4.0 million, preferred stock dividends of $0.8 million, and net income attributable to noncontrolling interests of $0.6 million.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Condensed Consolidated Statements of Operations

(Dollars in thousands)

	Nine Months Ended
	September 30,		Change
	2021	2020	Amount	%
Revenues:
Services and fees	$857,109	$429,799	$427,310	99.4%
Trading income (losses) and fair value adjustments on loans	317,818	(36,142)	353,960	n/m
Interest income - Loans and securities lending	89,280	72,383	16,897	23.3%
Sale of goods	54,244	26,475	27,769	104.9%
Total revenues	1,318,451	492,515	825,936	167.7%

Operating expenses:
Direct cost of services	41,435	51,201	(9,766)	(19.1)%
Cost of goods sold	21,394	11,442	9,952	87.0%
Selling, general and administrative expenses	635,484	291,449	344,035	118.0%
Rectructuring charge	—	1,557	(1,557)	(100.0)%
Impairment of tradenames	—	12,500	(12,500)	(100.0)%
Interest expense - Securities lending and loan participations sold	40,269	30,669	9,600	31.3%
Total operating expenses	738,582	398,818	339,764	85.2%
Operating income	579,869	93,697	486,172	n/m
Other income (expense):
Interest income	175	537	(362)	(67.4)%
Gain on extinguishment of loans and other	8,267	—	8,267	100.0%
Income (loss) on equity investments	1,172	(145)	1,317	n/m
Interest expense	(66,014)	(48,537)	(17,477)	36.0%
Income before income taxes	523,469	45,552	477,917	n/m
Provision for income taxes	(140,113)	(13,380)	(126,733)	n/m
Net income	383,356	32,172	351,184	n/m
Net income (loss) attributable to noncontrolling interests	2,474	(1,382)	3,856	n/m
Net income attributable to B. Riley Financial, Inc.	380,882	33,554	347,328	n/m
Preferred stock dividends	5,467	3,230	2,237	69.3%
Net income available to common shareholders	$375,415	$30,324	$345,091	n/m

n/m - Not applicable or not meaningful.

Revenues

The table below and the discussion that follows are based on how we analyze our business.

	Nine Months Ended
	September 30,		Change
	2021	2020	Amount	%
Revenues - Services and fees:
Capital Markets segment	$431,825	$189,779	$242,046	127.5%
Wealth Management segment	270,558	51,494	219,064	n/m
Auction and Liquidation segment	15,637	49,340	(33,703)	(68.3)%
Financial Consulting segment	66,435	65,142	1,293	2.0%
Principal Investments - United Online and magicJack segment	57,394	63,037	(5,643)	(9.0)%
Brands segment	15,261	11,007	4,254	38.6%
Subtotal	857,110	429,799	427,311	99.4%

Revenues - Sale of goods
Auction and Liquidation segment	52,162	23,757	28,405	119.6%
Principal Investments - United Online and magicJack segment	2,081	2,718	(637)	(23.4)%
Subtotal	54,243	26,475	27,768	104.9%

Trading income (losses) and fair value adjustments on loans
Capital Markets segment	311,335	(36,536)	347,871	n/m
Wealth Management segment	6,483	394	6,089	n/m
Subtotal	317,818	(36,142)	353,960	n/m

Interest income - Loans and securities lending:
Capital Markets segment	89,280	72,383	16,897	23.3%

Total revenues	$1,318,451	$492,515	$825,936	167.7%

n/m - Not applicable or not meaningful.

Total revenues increased by $825.9 million to $1,318.5 million during the nine months ended September 30, 2021 from $492.5 million during the nine months ended September 30, 2020. The increase was primarily due to trading income (losses) from fair value adjustment on loans that increased by $354.0 million to income of $317.8 million during the nine months ended September 30, 2021 from a loss of $36.1 million during the nine months ended September 30, 2020. The increase in revenue from services and fees of $427.3 million during the nine months ended September 30, 2021 was primarily due to increases in revenue of $242.0 million in the Capital Markets segment, $219.1 million in the Wealth Management segment, $1.3 million in the Financial Consulting segment and $4.3 million in the Brands segment; partially offset by decreases in revenues of $33.7 million in the Auction and Liquidation segment and $5.6 million in the Principal Investments — United Online and magicJack segment.

Revenues from services and fees in the Capital Markets segment increased $242.0 million, to $431.8 million during the nine months ended September 30, 2021 from $189.8 million during the nine months ended September 30, 2020. The increase in revenues was primarily due to increases of $223.3 million from corporate finance, consulting, and investment banking fees, $22.6 million from the acquisition of National in the first quarter of 2021, $1.4 million in commissions, and $0.7 million in asset management fees, partially offset by decrease of $4.6 million in dividends and $1.4 million in other income.

Revenues from services and fees in the Wealth Management segment increased $219.1 million, to $270.6 million during the nine months ended September 30, 2021 from $51.5 million during the nine months ended September 30, 2020. The increase in revenues was primarily due to increases in revenue of $200.7 million from the acquisition of National and $18.0 million from wealth and asset management fees.

Revenues from services and fees in the Auction and Liquidation segment decreased $33.7 million, to $15.6 million during the nine months ended September 30, 2021 from $49.3 million during the nine months ended September 30, 2020. The decrease in revenues was primarily due to fewer large retail fee liquidation engagements.

Revenues from services and fees in the Financial Consulting segment increased $1.3 million, to $66.4 million during the nine months ended September 30, 2021 from $65.1 million during the nine months ended September 30, 2020. The increase in revenues was primarily due to an increase in revenue of $1.7 million from advisory services, offset by a decrease of $0.5 million in other income.

Revenues from services and fees in the Principal Investments - United Online and magicJack segment decreased $5.6 million to $57.4 million during the nine months ended September 30, 2021 from $63.0 million during the nine months ended September 30, 2020. The decrease in revenues was primarily due to decreases in subscription services of $4.3 million and in advertising, licensing and other of $2.0 million. Management expects revenues from the Principal Investments - United Online and magicJack segment to continue to decline year over year.

Revenues from services and fees in the Brands segment increased $4.3 million to $15.3 million during the nine months ended September 30, 2021 from $11.0 million during the nine months ended September 30, 2020. The primary source of revenue included in this segment is the licensing of trademarks.

Trading income (losses) and fair value adjustments on loans consisted of income in the amount of $317.8 million during the nine months ended September 30, 2021 compared to losses of $36.1 million for the nine months ended September 30, 2020. This was primarily due to increases of $347.9 million in the Capital Markets segment and $6.1 million in the Wealth Management segment. The gain of $317.8 million for the nine months ended September 30, 2021 included realized and unrealized amounts earned on investments made in our proprietary trading accounts of $309.0 million and unrealized amounts on our loans receivable, at fair value of $8.8 million.

Interest income – loans and securities lending increased $16.9 million, to $89.3 million during the nine months ended September 30, 2021 from $72.4 million during the nine months ended September 30, 2020. Interest income from securities lending was $49.8 million and $36.9 million during the nine months ended September 30, 2021 and 2020, respectively. Interest income from loans was $39.5 million and $35.4 million during the nine months ended September 30, 2021 and 2020, respectively.

Revenues – Sale of Goods

Revenues from the sale of goods increased $27.8 million, to $54.2 million during the nine months ended September 30, 2021 from $26.5 million during the nine months ended September 30, 2020. Revenues from sale of goods were primarily attributable to $46.1 million of sales of retail goods related to retail liquidation engagements in Europe and $6.1 million of sales of retail goods related to a retail liquidation engagement in the U.S., partially offset by decreases of $23.2 million from sales of retail goods related to multiple liquidation engagements that ended in 2020 and $0.6 million in sales of magicJack devices that were sold in connection with VoIP services. Cost of goods sold for the nine months ended September 30, 2021 was $21.4 million, resulting in a gross margin of 60.5%.

Operating Expenses

Direct Cost of Services

Direct cost of services decreased $9.8 million, to $41.4 million during the nine months ended September 30, 2021 from $51.2 million during the nine months ended September 30, 2020. Direct cost of services decreased by $8.7 million in the Auction and Liquidation segment and $1.1 million in the Principal Investments — United Online and magicJack segment. The decrease in direct costs in the Auction and Liquidation segment was primarily due to a decrease in the number of retail fee type engagements performed during the nine months ended September 30, 2021, partially offset by an increase of $15.7 million of direct costs incurred on a retail liquidation engagement in Europe, where we purchased inventory for resale and as part of the retail liquidation engagement we incurred costs related to the store operations which primarily related to expenses for occupancy, payroll and other store operating costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses during the nine months ended September 30, 2021 and 2020 were comprised of the following:

	Nine Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2020		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$233,291	36.8%	$127,708	43.9%	$105,583	82.7%
Wealth Management segment	267,163	42.0%	50,647	17.4%	216,516	n/m
Auction and Liquidation segment	9,719	1.5%	8,882	3.0%	837	9.4%
Financial Consulting segment	56,169	8.8%	48,972	16.8%	7,197	14.7%
Principal Investments - United Online and magicJack segment	22,654	3.6%	22,818	7.8%	(164)	(0.7)%
Brands segment	4,481	0.7%	4,350	1.5%	131	3.0%
Corporate and Other segment	42,007	6.6%	28,072	9.6%	13,935	49.6%
Total selling, general & administrative expenses	$635,484	100.0%	$291,449	100.0%	$344,035	118.0%

n/m - Not applicable or not meaningful.

Total selling, general and administrative expenses increased approximately $344.0 million to $635.5 million during the nine months ended September 30, 2021 from $291.4 million for the nine months ended September 30, 2020. The increase of approximately $340.1 million in selling, general and administrative expenses was due to increases of $105.6 million in the Capital Markets segment, $216.5 million in the Wealth Management segment, $0.8 million in the Auction and Liquidation segment, $7.2 million in the Financial Consulting segment, $0.1 million in the Brands segment, and $14.0 million in the Corporate and Other segment, partially offset by a decrease of $0.2 million in the Principal Investments — United Online and magicJack segment.

Capital Markets

Selling, general and administrative expenses in the Capital Markets segment increased by $105.6 million to $233.3 million during the nine months ended September 30, 2021 from $127.7 million during the nine months ended September 30, 2020. The increase was primarily due to increases of $78.2 million in payroll and related expenses, $16.6 million from the acquisition of National, $7.9 million in investment banking deal expenses, $1.6 million in consulting expenses, $0.4 million in occupancy expenses, $0.4 million in clearing charges, $0.3 million in other expenses, and $0.1 million in foreign currency fluctuations.

Wealth Management

Selling, general and administrative expenses in the Wealth Management segment increased by $216.5 million to $267.1 million during the nine months ended September 30, 2021 from $50.6 million during the nine months ended September 30, 2020. The increase was primarily due to increases of $203.3 million from the acquisition of National and $14.1 million in payroll and related expenses, partially offset by a decrease of $0.9 million in legal expenses.

Auction and Liquidation

Selling, general and administrative expenses in the Auction and Liquidation segment increased by $0.8 million to $9.7 million during the nine months ended September 30, 2021 from $8.9 million during the nine months ended September 30, 2020. The increase was primarily due to an increase of $3.6 million in business development expenses; partially offset by decreases of $1.3 million in payroll and related expenses, $1.2 million in foreign currency exchange, and $0.4 million in outside contractor expenses.

Financial Consulting

Selling, general and administrative expenses in the Financial Consulting segment increased by $7.2 million to $56.2 million during the nine months ended September 30, 2021 from $49.0 million during the nine months ended September 30, 2020. The increase was primarily due to increases of $5.1 million in payroll and related expenses, $0.9 million in legal expenses, and $0.7 million in other expenses.

Principal Investments — United Online and magicJack

Selling, general and administrative expenses in the Principal Investments — United Online and magicJack segment decreased $0.2 million to $22.7 million for the nine months ended September 30, 2021 from $22.8 million for the nine months ended September 30, 2020.

Brands

Selling, general and administrative expenses in the Brands segment increased by $0.1 million to $4.5 million during the nine months ended September 30, 2021 from $4.4 million during the nine months ended September 30, 2020.

Corporate and Other

Selling, general and administrative expenses for the Corporate and Other segment increased approximately $14.0 million to $42.0 million during the nine months ended September 30, 2021 from $28.1 million for the nine months ended September 30, 2020. The increase was primarily due to increases of $15.4 million in payroll and related expenses, $6.4 million in extinguishment of debt as further discussed below, and $2.0 million in professional fees, partially offset by a decrease of $9.1 million in legal settlement accrual, primarily due to recording a pre-acquisition litigation claim related to one of our acquired subsidiaries, and a decrease of $0.5 million in legal expenses.

During the nine months ended September 30, 2021, we repurchased 15,536,123 senior notes with an aggregate face value of $388.4 million at par, resulting in a loss net of expenses, premiums paid and original issue discount of $4.9 million. The total redemption payments included approximately $4.7 million in accrued interest. During the nine months ended September 30, 2020, we repurchased 137,710 senior notes with an aggregate face value of $3.4 million for $1.8 million resulting in a gain net of expenses and original issue discount of $1.6 million. As part of the repurchase, the Company paid $0.03 million in interest accrued through the date of each respective repurchase.

Impairment of tradenames. Due to the impact of the COVID-19 outbreak on economic activity and market volatility, we tested our intangible assets as of March 31, 2020 and June 30, 2020 and made the determination that the indefinite-lived tradenames in the Brands segment were impaired. In the nine months ended September 30, 2020, the Company recognized impairments of $12.5 million on the indefinite-lived tradenames. There was no impairment in the nine months ended September 30, 2021.

Other Income (Expense). Other income included interest income of $0.2 million during the nine months ended September 30, 2021 and $0.5 million during the nine months ended September 30, 2020. Gain on extinguishment of loans and other in the amount of $8.3 million during the nine months ended September 30, 2021 was primarily due to $6.5 million in National PPP loans that were forgiven by the SBA and $2.0 million due to the change in fair value of warrant liabilities. Interest expense was $66.0 million during the nine months ended September 30, 2021 compared to $48.5 million during the nine months ended September 30, 2020. The increase in interest expense during the nine months ended September 30, 2021 was primarily due to increases in interest expense of $14.5 million from the issuance of senior notes and $3.0 million from the Nomura term loan, partially offset by a decrease in interest expense of $0.2 million on our asset based credit facility. Other income in the nine months ended September 30, 2021 included income from equity investments of $1.2 million compared to a loss of $0.1 million in the prior year period.

Income Before Income Taxes. Income before income taxes was $523.5 million during the nine months ended September 30, 2021 compared to $45.6 million during the nine months ended September 30, 2020. The increase was primarily due to increases in revenues of approximately $825.9 million, gain on extinguishment of loans and other of $8.3 million, and income from equity investments of $1.3 million, partially offset by increases in operating expenses of $339.8 million, interest expense of $17.5 million, and a decrease in interest income of $0.4 million.

Provision for Income Taxes. Provision for income taxes was $140.1 million during the nine months ended September 30, 2021 compared to $13.4 million during the nine months ended September 30, 2020. The effective income tax rate was a provision of 26.8% for the nine months ended September 30, 2021 as compared to 29.4% for the nine months ended September 30, 2020.

Net Income (Loss) Attributable to Noncontrolling Interests. Net income (loss) attributable to noncontrolling interests represents the proportionate share of net income (loss) generated by membership interests of partnerships that we do not own. The net income attributable to noncontrolling interests was $2.5 million during the nine months ended September 30, 2021 compared to net loss of $1.4 million during the nine months ended September 30, 2020.

Net Income Attributable to the Company. Net income attributable to the Company was $380.9 million for the nine months ended September 30, 2021 compared to $33.6 million for the nine months ended September 30, 2020. The increase was primarily due to increases in operating income of $486.2 million, gain on extinguishment of loans and other of $8.3 million, and income from equity investments of $1.3 million, partially offset by increases in provision for income taxes of $126.7 million, interest expense of $17.5 million, net income attributable to noncontrolling interests of $3.9 million, and a decrease in interest income of $0.4 million.

Preferred Stock Dividends. On October 7, 2019, the Company closed its public offering of Depositary Shares, each representing 1/1000th of a share of 6.875% Series A Cumulative Perpetual Preferred Stock, (trading under NASDAQ symbol “RILYP”), par value $0.0001 per share. Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends are payable quarterly in arrears, on or about the last day of January, April, July, and October. On January 11, 2021, the Company declared a cash dividend representing $0.4296875 per Depositary Share, which was paid on January 29, 2021 to holders of record as of the close of business on January 21, 2021. On April 5, 2021, the Company declared a cash dividend representing $0.4296875 per Depositary Share, which was paid on April 30, 2021 to holders of record as of the close of business on April 20, 2021. On July 8, 2021, the Company declared a cash dividend representing $0.4296875 per Depositary Share, which was paid on August 2, 2021 to holders of record as of the close of business on July 21, 2020.

On September 4, 2020, the Company closed its public offering of Depositary Shares, each representing 1/1000th of a share of 7.375% Series B Cumulative Perpetual Preferred Stock (trading under the NASDAQ symbol “RILYL”), par value $0.0001 per share. Holders of Series B Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends are payable quarterly in arrears, on or about the last day of January, April, July, and October. On January 11, 2021, the Company declared a cash dividend of $0.4609375 per Depositary Share, which was paid on January 29, 2021 to holders of record as of the close of business on January 21, 2021. On April 5, 2021, the Company declared a cash dividend representing $0.4609375 per Depositary Share, which was paid on April 30, 2021 to holders of record as of the close of business on April 20, 2021. On July 8, 2021, the Company declared a cash dividend of $0.4609375 per Depositary Share, which was paid on August 2, 2021 to holders of record as of the close of business on July 21, 2021.

Net Income Available to Common Shareholders. Net income available to common shareholders was $375.4 million during the nine months ended September 30, 2021 compared to $30.3 million during the nine months ended September 30, 2020. The increase was primarily due to increases in operating income of $486.2 million, gain on extinguishment of loans and other of $8.3 million, and income from equity investments of $1.3 million, partially offset by increases in provision for income taxes of $126.7 million, interest expense of $17.5 million, income attributable to noncontrolling interests of $3.9 million, preferred stock dividends of $2.2 million, and a decrease in interest income of $0.4 million.

Liquidity and Capital Resources

Our operations are funded through a combination of existing cash on hand, cash generated from operations, borrowings under our senior notes payable, term loans and credit facilities, and special purposes financing arrangements. During the nine months ended September 30, 2021 and 2020, we generated net income of $383.4 million and $32.2 million, respectively. Our cash flows and profitability are impacted by capital market engagements performed on a quarterly and annual basis and amounts realized from the sale of our investments in marketable securities.

As of September 30, 2021, we had $378.2 million of unrestricted cash and cash equivalents, $0.9 million of restricted cash, $1,352.1 million of securities and other investments owned at fair value, $350.8 million of loans receivable, and $1,696.1 million of borrowings outstanding. The borrowings outstanding of $1,696.1 million as of September 30, 2021 included $1,362.8 million of senior notes at amortized cost, $252.9 million in term loans borrowed pursuant to the BRPAC and Nomura Credit Agreements, $80.0 million of revolving credit under the Nomura Credit Agreement, and $0.4 million of notes payable. We believe that our current cash and cash equivalents, securities and other investments owned, funds available under our asset based credit facility, funds available under the BRPAC and Nomura term loans, funds available under the Nomura revolving credit facility, and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from issuance date of the accompanying financial statements. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and execute on our business plan.

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. On October 28, 2021, we declared a regular dividend of $1.00 per share and special dividend of $3.00 per share that will be paid on or about November 23, 2021 to stockholders of record as of November 9, 2021. On July 29, 2021, we declared a regular dividend of $0.50 per share and special dividend of $1.50 per share that was paid on August 26, 2021 to stockholders of record as of August 13, 2021. On May 3, 2021, we declared a regular dividend of $0.50 per share and special dividend of $2.50 per share that was paid on May 28, 2021 to stockholders of record as of May 17, 2021. On October 28, 2021, the Board of Directors announced an increase to the regular quarterly dividend from $0.50 per share to $1.00 per share. During the year ended December 31, 2020, we paid cash dividends on our common stock of $38.8 million. While it is the Board’s current intention to make regular dividend payments of $0.50 per share each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

A summary of dividend activity for the nine months ended September 30, 2021 and the year ended December 31, 2020 was as follows:

			Regular	Special	Total
		Stockholder	Dividend	Dividend	Dividend
Date Declared	Date Paid	Record Date	Amount	Amount	Amount
July 29, 2021	August 26, 2021	August 13, 2021	$0.500	$1.500	$2.000
May 3, 2021	May 28, 2021	May 17, 2021	0.500	2.500	3.000
February 25, 2021	March 24, 2021	March 10, 2021	0.500	3.000	3.500
October 28, 2020	November 24, 2020	November 10, 2020	0.375	0.000	0.375
July 30, 2020	August 28, 2020	August 14, 2020	0.300	0.050	0.350
May 8, 2020	June 10, 2020	June 1, 2020	0.250	0.000	0.250
March 3, 2020	March 31, 2020	March 17, 2020	0.250	0.100	0.350

Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $25 thousand liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July, and October. As of September 30, 2021, dividends in arrears in respect of the Depositary Shares were $0.8 million. On January 11, 2021, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on January 29, 2021 to holders of record as of the close of business on January 21, 2021. On April 5, 2021, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on April 30, 2021 to holders of record as of the close of business on April 20, 2021. On July 8, 2021, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on August 2, 2021 to holders of record as of the close of business on July 21, 2021. On October 6, 2021, the Company declared a cash dividend $0.4296875 per Depositary Share, which will be paid on or about November 1, 2021 to holders of record as of the close of business on October 21, 2021.

Holders of Series B Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $25 thousand liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July, and October. As of September 30, 2021, dividends in arrears in respect of the Depositary Shares were $0.5 million. On January 11, 2021, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on January 29, 2021 to holders of record as of the close of business on January 21, 2021. On April 5, 2021, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on April 30, 2021 to holders of record as of the close of business on April 20, 2021. On July 8, 2021, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on August 2, 2021 to holders of record as of the close of business on July 21, 2021. On October 6, 2021, the Company declared a cash dividend $0.4609375 per Depositary Share, which will be paid on or about November 1, 2021 to holders of record as of the close of business on October 21, 2021.

Our principal sources of liquidity to finance our business is our existing cash on hand, cash flows generated from operating activities, funds available under revolving credit facilities and special purpose financing arrangements.

Cash Flow Summary

	Nine Months Ended
	September 30,
	2021	2020
	(Dollars in thousands)
Net cash (used in) provided by:
Operating activities	$(166,652)	$87,902
Investing activities	(416,662)	(126,065)
Financing activities	859,364	104,103
Effect of foreign currency on cash	(1,755)	407
Net increase in cash, cash equivalents and restricted cash	$274,295	$66,347

Cash used in operating activities was $166.7 million during the nine months ended September 30, 2021 compared to cash provided of $87.9 million during the nine months ended September 30, 2020. Cash used in operating activities for the nine months ended September 30, 2021 consisted of the positive impact of net income of $383.4 million and noncash items of $40.0 million, offset by the negative impact of changes in operating assets and liabilities of $590.0 million. The positive cash flow impact from noncash items of $40.0 million included deferred income taxes of $28.6 million, share-based compensation of $23.5 million, depreciation and amortization of $19.1 million, loss on extinguishment of debt of $4.9 million, dividends from equity investments of $1.4 million, provision for doubtful accounts of $1.2 million, and income allocated for mandatorily redeemable noncontrolling interests of $0.5 million, partially offset by other noncash interest and other of $15.7 million, fair value adjustments of $10.7 million, gain on extinguishment of loans of $6.5 million, gain on equity investment of $3.5 million, effect of foreign currency on operations of $1.3 million, income from equity investments of $1.2 million, and gain on disposal of fixed assets and other of $0.1 million.

Cash used in investing activities was $416.7 million during the nine months ended September 30, 2021 compared to cash used in investing activities of $126.1 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, cash used in investing activities consisted of cash used in investment of subsidiaries initial public offering proceeds into trust account of $345.0 million, purchases of loans receivable of $186.3 million, repayments of loan participations sold of $15.2 million, cash used for acquisition of businesses of $2.1 million, and purchases of property and equipment of $0.6 million, partially offset by cash received from loans receivable repayment of $132.5 million. During the nine months ended September 30, 2020, cash used in investing activities consisted of cash used for investment of subsidiaries initial public offering proceeds into trust account of $176.8 million, cash used for the purchase of loans receivable of $169.1 million, purchases of property, equipment, and other of $1.5 million, cash used for acquisition of other business of $1.5 million, and repayments of loan participations sold of $1.1 million, partially offset by funds received from trust account of subsidiary of $143.8 million, cash received from loans receivable repayment of $76.0 million, loan participations sold of $2.4 million, and sale of a loan receivable to a related party of $1.8 million.

Cash provided by financing activities was $859.4 million during the nine months ended September 30, 2021 compared to cash provided by financing activities of $104.1 million during the nine months ended September 30, 2020. During the nine months ended September 30, 2021, cash provided by financing activities primarily consisted of $890.6 million in proceeds from issuance of senior notes, $345.0 million in proceeds from initial public offering of subsidiaries, $200.0 million in proceeds from the Nomura term loan, $80.0 million in proceeds from Nomura revolving credit line, $64.7 million in net proceeds from offerings of common stock, $14.0 million in net proceeds from offerings of preferred stock, and $12.7 million in contributions from noncontrolling interests, partially offset by $390.5 million used to repurchase our senior notes, $236.6 million used to pay dividends on our common shares, $37.6 million used to repay our notes payable, $31.0 million used to pay debt issuance costs, $16.1 million used for repayment on our BRPAC term loan, $15.7 million in distributions to noncontrolling interests, $10.5 million used to pay employment taxes on vesting of restricted stock, $5.5 million used to pay dividends on our preferred shares, $2.7 million used in the repurchase of common stock, and $1.6 million used to pay for contingent consideration. During the nine months ended September 30, 2020, cash provided by financing activities primarily consisted of $175.0 million proceeds from initial public offering of subsidiaries, $171.4 million proceeds from issuance of senior notes, and $36.0 million proceeds from offerings of preferred stock, partially offset by $143.8 million used in the redemption of subsidiary temporary equity and distributions, $38.3 million used to repurchase our common stock, $37.1 million used to repay our asset based credit facility, $25.8 million used to pay dividends on our common shares, $14.4 million used for repayment on our BRPAC term loan, $7.5 million used to pay debt issuance costs, $3.2 million used to pay dividends on our preferred shares, $3.0 million used for payment of employment taxes on vesting of restricted stock, $3.0 million in distributions to noncontrolling interests, $1.8 million used to repurchase our senior notes, and $0.4 million used to repay our other notes payable.

Credit Agreements

Nomura Credit Agreement

On June 23, 2021, the Company, the Primary Guarantor, and the Borrower entered into the Credit Agreement with Nomura Corporate Funding Americas, LLC, as administrative agent, and Wells Fargo Bank, N.A., as collateral agent, providing for a four-year $200.0 million secured Term Loan Facility and a four-year $80.0 million secured Revolving Credit Facility. The Credit Facilities will mature on June 23, 2025, subject to acceleration or prepayment.

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

As of September 30, 2021, the outstanding balance on the Term Loan Facility was $194.6 million (net of unamortized debt issuance costs of $5.4 million). Interest on the term loan for the three and nine months ended September 30, 2021 was $2.7 million (including amortization of deferred debt issuance costs of $0.4 million) and $2.9 million (including amortization of deferred debt issuance costs of $0.4 million), respectively. The interest rate on the term loan as of September 30, 2021 was 4.63%.

We had an outstanding balance of $80.0 million under the Revolving Credit Facility as of September 30, 2021. Interest on the revolving facility for the three and nine months ended September 30, 2021 was $0.8 million (including unused commitment fees of $0.06 million and amortization of deferred financing costs of $0.1 million) and $0.8 million (including unused commitment fees of $0.08 million and amortization of deferred financing costs of $0.2 million), respectively. The interest rate on the Revolving Credit Facility as of September 30, 2021 was 4.62%.

We are in compliance with all financial covenants in the Nomura Credit Agreement as of September 30, 2021.

Wells Fargo Credit Agreement

On April 21, 2017, we amended the asset based credit facility agreement (as amended, the “Credit Agreement”) with Wells Fargo Bank to increase the maximum borrowing limit from $100.0 million to $200.0 million. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. The Credit Agreement continues to allow for borrowings under a separate credit agreement (a “UK Credit Agreement”) dated March 19, 2015 with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom with borrowings up to 50.0 million British Pounds. Any borrowing on the UK Credit Agreement reduces the availability of the asset based $200.0 million credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. The Credit Agreement continues to include the addition of our Canadian subsidiary, from the October 5, 2016 amendment to the Credit Agreement, to facilitate borrowings to fund retail liquidation transactions in Canada. From time to time, we utilize this credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. Subject to certain limitations and offsets, we are permitted to borrow up to $200.0 million under the credit facility, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect). Borrowings under the credit facility are only made at the discretion of the lender and are generally required to be repaid within 180 days. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related credit agreement. We typically seek borrowings on an engagement-by-engagement basis. The Credit Agreement contains certain covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge, or consolidate and enter into certain transactions with affiliates. There was no outstanding balance on this credit facility as of September 30, 2021 and December 31, 2020. As of September 30, 2021, there were no open letters of credit outstanding.

We are in compliance with all financial covenants in the asset based credit facility as of September 30, 2021.

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

On December 31, 2020, the Borrowers, the Secured Guarantors, the Agent and the Lenders, entered into the Second Amendment to Credit Agreement (the “Second Amendment”) pursuant to which, among other things, (i) the Lenders agreed to make a new $75.0 million term loan to the Borrowers, the proceeds of which the Borrowers’ will use to repay the outstanding principal amount of the existing Terms Loans and Optional Loans and for other general corporate purposes, (ii) the Borrowers were permitted to make a one-time Permitted Distribution (as defined in the Second Amendment) in the amount of $30.0 million on the date of the Second Amendment, (iii) the maturity date of the new Term Loans is five (5) years from the date of the Second Amendment, (iv) the interest rate margin was increased by 25 basis points as set forth in the Second Amendment, (v) the Borrowers agreed to make mandatory prepayments of the Term Loans from a portion of the Consolidated Excess Cash Flow (as defined in the Credit Agreement), (vi) the maximum Consolidated Total Funded Debt Ratio (as defined in the Credit Agreement) was increased as set forth in the Second Amendment and (vii) the Company and B. Riley Principal Investments, LLC entered into a reaffirmation of their guarantees of the Borrowers’ obligations under the Credit Agreement. Additionally, the Borrowers paid a commitment fee and an arrangement fee, each based on a percentage of the aggregate commitments, in each case upon the closing of the Second Amendment, as further discussed in Note 9 to the accompanying financial statements. The borrowings under the amended BRPAC Credit Agreement bear interest equal to the LIBOR plus a margin of 2.75% to 3.25% depending on the Borrowers’ consolidated total funded debt ratio as defined in the BRPAC Credit Agreement. As of September 30, 2021, the interest rate on the BRPAC Credit Agreement was 3.09%.

Principal outstanding under the Amended BRPAC Credit Agreement is due in quarterly installments commencing on March 31, 2021. Quarterly installments on December 31, 2021 is in the amount of $4.6 million, from March 31, 2022 to December 31, 2022 are in the amount of $4.1 million per quarter, from March 31, 2023 to December 31, 2023 are in the amount of $3.6 million per quarter, from March 31, 2024 to December 31, 2024 are in the amount of $3.1 million per quarter, from March 31, 2025 to September 30, 2025 are in the amount of $2.8 million per quarter, and the remaining principal balance is due at final maturity on December 31, 2025.

As of September 30, 2021 and December 31, 2020, the outstanding balance on the term loan was $58.4 million (net of unamortized debt issuance costs of $0.6 million) and $74.2 million (net of unamortized debt issuance costs of $0.8 million), respectively. Interest expense on the term loan during the three months ended September 30, 2021 and 2020, was $0.5 million (including amortization of deferred debt issuance costs of $0.07 million). Interest expense on the term loan during the nine months ended September 30, 2021, was $1.9 million (including amortization of deferred debt issuance costs of $0.2 million).

We are in compliance with all financial covenants in the BRPAC Credit Agreement as of September 30, 2021.

Senior Note Offerings

During the nine months ended September 30, 2021, the Company issued $183.0 million of senior notes due with maturities dates ranging from May 2023 to August 2028 pursuant to At the Market Issuance Sales Agreements with B. Riley Securities, Inc. which governs the program of at-the-market sales of the Company’s senior notes. A series of prospectus supplements were filed by the Company with the SEC which allowed the Company to sell these senior notes.

On January 25, 2021, the Company issued $230.0 million of senior notes due in January 2028 (“6.0% 2028 Notes”). Interest on the 6.0% 2028 Notes is payable quarterly at 6.0%. The 6.0% 2028 Notes are unsecured and due and payable in full on January 31, 2028. In connection with the issuance of the 6.0% 2028 Notes, the Company received net proceeds of $225.7 million (after underwriting commissions, fees, and other issuance costs of $4.3 million). The Notes bear interest at the rate of 6.0% per annum.

On March 29, 2021, the Company issued $159.5 million of senior notes due in March 2026 (“5.5% 2026 Notes”). Interest on the 5.5% 2026 Notes is payable quarterly at 5.5%. The 5.5% 2026 Notes are unsecured and due and payable in full on March 31, 2026. In connection with the issuance of the 5.5% 2026 Notes, the Company received net proceeds of $156.3 million (after underwriting commissions, fees, and other issuance costs of $3.2 million). The Notes bear interest at the rate of 5.5% per annum.

On March 31, 2021, the Company exercised its option for early redemption at par $128.2 million of senior notes due in May 2027 (“7.50% 2027 Notes”) pursuant to the second supplemental indenture dated May 31, 2017. The total redemption payment included $1.6 million in accrued interest.

On July 26, 2021, the Company redeemed, in full, $122.8 million aggregate principal amount of our 7.25% Senior Notes due 2027 (“7.25% 2027 Notes”) pursuant to the third supplemental indenture dated December 31, 2017. The total redemption payment included approximately $2.1 million in accrued interest. In connection with the full redemption, the 7.25% 2027 Notes under the ticker symbol “RILYG,” were delisted from NASDAQ.

On August 4, 2021, the Company issued $316.3 million of senior notes due in August 2028 (“5.25% 2028 Notes”). Interest on the 5.25% 2028 Notes is payable quarterly at 5.25%. The 5.25% 2028 Notes are unsecured and due and payable in full on August 31, 2028. In connection with the issuance of the 5.25% 2028 Notes, the Company received net proceeds of $308.7 million (after underwriting commissions, fees, and other issuance costs of $7.6 million). The Notes bear interest at the rate of 5.25% per annum.

On September 4, 2021, we redeemed, in full, $137.5 million aggregate principal amount of our 7.375% Senior Notes due 2023 (“7.375% 2023 Notes”) pursuant to the fifth supplemental indenture dated September 11, 2018. The redemption price was equal to 101.5% of the aggregate principal amount, plus accrued and unpaid interest up to, but excluding, the redemption date. The total redemption payment included approximately $1.0 million in accrued interest and $2.1 million in premium. In connection with the full redemption, the 7.375% 2023 Notes under the ticker symbol “RILYH,” were delisted from NASDAQ.

On October 22, 2021, we redeemed, in full, $115.7 million aggregate principal amount of our 6.875% Senior Notes due 2023 (the “6.875% 2023 Notes”) pursuant to the fifth supplemental indenture dated September 11, 2018. The redemption price was equal to 101% of the aggregate principal amount, plus accrued and unpaid interest, up to, but excluding, the redemption date.  The total redemption payment included approximately $1.8 million in accrued interest and $1.2 million in premium. In connection with the full redemption, the 6.875% 2023 Notes under the ticker symbol “RILYI,” were delisted from NASDAQ.

As of September 30, 2021 and December 31, 2020, the total senior notes outstanding was $1,363 million (net of unamortized debt issue costs of $17.9 million) and $870.8 million (net of unamortized debt issue costs of $9.6 million) with a weighted average interest rate of 5.96% and 6.95%, respectively. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes totaled $21.5 million and $15.6 million for the three months ended September 30, 2021 and 2020, respectively and $60.0 million and $45.5 million for the nine months ended September 30, 2021 and 2020, respectively.

The most recent sales agreement prospectus was filed by us with the SEC on August 11, 2021 (the “August 2021 Sales Agreement Prospectus”), supplementing the prospectus filed on April 6, 2021 (the “April 2021 Sales Agreement Prospectus”), and the prospectus filed on January 28, 2021 (the “January 2021 Sales Agreement Prospectus”). This program provides for the sale by the Company of up to $250.0 million of certain of the Company’s senior notes. As of September 30, 2021, the Company had $152.3 million remaining availability under the August 2021 Sales Agreement.

Off Balance Sheet Arrangements

As part of our investment banking and financial services activities, from time to time we enter into guaranties of debt, commitments of other entities, and similar transactions that may be considered off-balance sheet arrangements.

 Babcock and Wilcox Commitments

On June 30, 2021, we agreed to guaranty (the “B. Riley Guaranty”) up to $110.0 million of obligations that Babcock & Wilcox Enterprises, Inc. (“B&W”) may owe to providers of cash collateral pledged in connection with B&W’s debt financing. The B. Riley Guaranty is enforceable in certain circumstances, including, among others, certain events of default and the acceleration of B&W’s obligations under a reimbursement agreement with respect to such cash collateral. B&W will pay us $0.9 million per annum in connection with the B. Riley Guaranty. B&W has agreed to reimburse us to the extent the B. Riley Guaranty is called upon.

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

Other Commitments

On June 19, 2020, we participated in a loan facility agreement to provide a total loan commitment up to 33.0 million EUROS to a retailer in Europe. We made an initial funding of 6.6 million EUROS in July 2020. No additional borrowings have been made since the initial funding, leaving unused future commitments available of up to 26.4 million EUROS as of September 30, 2021.

As of September 30, 2021, we had an outstanding commitment to purchase a loan pursuant to an assignment agreement with a client in the amount of $77.5 million that was funded on July 2, 2021. Simultaneously with the funding of the loan on July 2, 2021, we received a principal payment on the loan for $27.5 million reducing the loans receivable balance to $50.0 million.

In the normal course of business, we enter into commitments to our clients in connection with capital raising transactions, such as firm commitment underwritings and equity lines of credit. These commitments require us to purchase securities at a specified price. Securities underwriting exposes us to market and credit risk, primarily in the event that, for any reason, securities purchased by us cannot be distributed at the anticipated price.

Except as disclosed above, we have no material obligations, assets or liabilities which would be considered off-balance sheet arrangements and do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

On January 25, 2021, we issued $230.0 million of senior notes due in January 2028 (“6.0% 2028 Notes”) pursuant to the prospectus supplement dated February 12, 2020. Interest on the 6.0% 2028 Notes is payable quarterly at 6.0%. The 6.0% 2028 Notes are unsecured and due and payable in full on January 31, 2028. In connection with the issuance of the 6.0% 2028 Notes, we received net proceeds of $225.7 million (after underwriting commissions, fees, and other issuance costs of $4.3 million). The Notes bear interest at the rate of 6.0% per annum.

On March 31, 2021, we exercised our option for early redemption at par $128.2 million of senior notes due in May 2027 (“7.50% 2027 Notes”) pursuant to the second supplemental indenture dated May 31, 2017. The total redemption payment included $1.6 million in accrued interest.

On March 29, 2021, we issued $159.5 million of senior notes due in March 2026 (“5.5% 2026 Notes”) pursuant to the prospectus supplement dated January 28, 2021. Interest on the 5.5% 2026 Notes is payable quarterly at 5.5%. The 5.5% 2026 Notes are unsecured and due and payable in full on March 31, 2026. In connection with the issuance of the 5.5% 2026 Notes, we received net proceeds of $156.3 million (after underwriting commissions, fees, and other issuance costs of $3.2 million). The Notes bear interest at the rate of 5.5% per annum.

On July 26, 2021, we redeemed, in full, $122.8 million aggregate principal amount of our 7.25% Senior Notes due 2027 (“7.25% 2027 Notes”) pursuant to the third supplemental indenture dated December 31, 2017. The total redemption payment included approximately $2.1 million in accrued interest. In connection with the full redemption, the 7.25% 2027 Notes were delisted from NASDAQ.

On August 4, 2021, we issued $316.3 million of senior notes due in August 2028 (“5.25% 2028 Notes”) pursuant to a prospectus supplement dated January 28, 2021. Interest on the 5.25% 2028 Notes is payable quarterly at 5.25%. The 5.25% 2028 Notes are unsecured and due and payable in full on August 31, 2028. In connection with the issuance of the 5.25% 2028 Notes, the Company received net proceeds of $308.7 million (after underwriting commissions, fees, and other issuance costs of $7.6 million). The 5.25% 2028 Notes bear interest at the rate of 5.25% per annum.

On September 4, 2021, we redeemed, in full, $137.5 million aggregate principal amount of our 7.375% Senior Notes due 2023 (“7.375% 2023 Notes”) pursuant to the fifth supplemental indenture dated September 11, 2018. The redemption price was equal to 101.5% of the aggregate principal amount, plus accrued and unpaid interest up to, but excluding, the redemption date. The total redemption payment included approximately $1.0 million in accrued interest and $2.1 million in premium. In connection with the full redemption, the 7.375% 2023 Notes under the ticker symbol “RILYH,” were delisted from NASDAQ.

On October 22, 2021, we redeemed, in full, $115.7 million aggregate principal amount of our 6.875% Senior Notes due 2023 (the “6.875% 2023 Notes”) pursuant to the fifth supplemental indenture dated September 11, 2018. The redemption price was equal to 101.0% of the aggregate principal amount, plus accrued and unpaid interest, up to, but excluding, the redemption date.  The total redemption payment included approximately $1.8 million in accrued interest and $1.2 million in premium. In connection with the full redemption, the 6.875% 2023 Notes under the ticker symbol “RILYI,” were delisted from NASDAQ.

As a result of the above, our total senior notes payable (including interest) increased to $1,713.0 million as of September 30, 2021, and comparing September 30, 2021 to December 31, 2020, our senior notes payable due in one year or less increased by $21.4 million, our senior notes payable due in 1-3 years increased by $16.3 million, our senior notes due in 4-5 years increased by $332.3 million while our senior notes due in more than 5 years increased by $251.2 million. Additionally, our total contractual obligations increased to $2,056.8 million as of September 30, 2021 and comparing September 30, 2021 to December 31, 2020, our total payments due in one year or less decreased by $12.2 million, our payments due in 1-3 years increased $37.0 million, our payments due in 4-5 years increased by $500.6 million, and our payments due in more than 5 years increased by $252.6 million.

There were no other material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Standards

See Note 2(u) to the accompanying financial statements for recent accounting standards we have not yet adopted and recently adopted.

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

The primary objective of our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income that we receive from investments without significantly increasing risk. To achieve these objectives, our investments allow us to maintain a portfolio of cash equivalents, short-term investments through a variety of securities owned that primarily includes common stocks, corporate bonds and investments in partnership interests, and loans receivable. Our cash and cash equivalents through September 30, 2021 included amounts in bank checking and liquid money market accounts. We may be exposed to interest rate risk through trading activities in convertible and fixed income securities as well as U.S. Treasury securities, however, based on our daily monitoring of this risk, we believe we currently have limited exposure to interest rate risk in these activities.

Foreign Currency Risk

The majority of our operating activities are conducted in U.S. dollars. Revenues generated from our foreign subsidiaries totaled $48.8 million for the nine months ended September 30, 2021 or 3.7% of our total revenues of $1,318.5 million during the nine months ended September 30, 2021. The financial statements of our foreign subsidiaries are translated into U.S. dollars at period-end rates, with the exception of revenues, costs, and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (loss). Transaction gains (losses), which were included in our condensed consolidated statements of operations, amounted to a gain of $0.9 million and $0.4 million during the nine months ended September 30, 2021 and 2020, respectively. We may be exposed to foreign currency risk; however, our operating results during the nine months ended September 30, 2021 included $48.8 million of revenues and $39.0 million of operating expenses from our foreign subsidiaries and a 10% appreciation or depreciation of the U.S. dollar relative to the local currency exchange rates would result in an approximately $0.9 million change in our operating income for the nine months ended September 30, 2021.

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

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that as of September 30, 2021 our disclosure controls and procedures were effective at the reasonable assurance level.

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

On January 5, 2017, complaints filed in November 2015 and May 2016 naming MLV & Co. (“MLV”) and National Securities Corporation, each an indirect broker-dealer subsidiary of the Company, as defendants in putative class action lawsuits alleging claims under the Securities Act, in connection with the offerings of Miller Energy Resources, Inc., have been consolidated. The Consolidated Complaint, styled Gaynor v. Miller et al., is pending in the Circuit Court for Morgan County, Tennessee, and, like its predecessor complaints, continues to allege claims under Sections 11 and 12 of the Securities Act against nine underwriters for alleged material misrepresentations and omissions in the registration statement and prospectuses issued in connection with six offerings (February 13, 2013; May 8, 2013; June 28, 2013; September 26, 2013; October 17, 2013 (as to MLV only) and August 21, 2014) with an alleged aggregate offering price of approximately $151.0 million. A Court ordered mediation before a federal magistrate took place on August 6, 2019, with no resolution. In December 2019, the Court remanded the case to state court. In July 2020, the Company agreed to settle this matter, subject to court approval which is expected in 2021. An accrual for the settlement is included in the accompanying condensed consolidated financial statements.

National Securities Corporation (“NSC”) is a respondent in several Financial Industry Regulatory Authority arbitration proceedings filed by investors alleging claims in connection with equity investments in GPB Capital Holdings, LLC (“GPB”) involving matters prior to the Company’s acquisition of National on February 25, 2021. Some of these arbitration claims, among other things, also allege that NSC failed to supervise certain registered representatives.  NSC is evaluating each arbitration claim on its own merits. GPB and its affiliates have been the subject of various civil claims and fraud investigations over the past few years, and, in February 2021, the U.S. Department of Justice indicted certain individuals affiliated with GPB for material misrepresentations and omissions under the federal securities laws with respect to funds managed by GPB. At the present time, the Company continues to vigorously defend these actions and is not able to determine the ultimate resolution of these matters. Adverse judgments in these matters in the aggregate could materially and adversely affect the Company and its financial condition.

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

Exhibit Index

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

31.1*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.3*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B. Riley Financial, Inc.

Date: November 9, 2021	By:	/s/ PHILLIP J. AHN
	Name:	Phillip J. Ahn
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)