Form 10-K
period 2021-12-31
B. Riley Financial, Inc.
filed 2022-02-28
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-37503

B. RILEY FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-0223495
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11100 Santa Monica Blvd., Suite 800 Los Angeles, CA	90025
(Address of principal executive offices)	(Zip Code)

(310) 966-1444
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RILY	Nasdaq Global Market
Depositary Shares, each representing a 1/1000th fractional interest in a 6.875% share of Series A Cumulative Perpetual Preferred Stock	RILYP	Nasdaq Global Market
Depositary Shares, each representing a 1/1000th fractional interest in a 7.375% share of Series B Cumulative Perpetual Preferred Stock	RILYL	Nasdaq Global Market
6.50% Senior Notes due 2026	RILYN	Nasdaq Global Market
6.375% Senior Notes due 2025	RILYM	Nasdaq Global Market
6.75% Senior Notes due 2024	RILYO	Nasdaq Global Market
6.00% Senior Notes due 2028	RILYT	Nasdaq Global Market
5.50% Senior Notes due 2026	RILYK	Nasdaq Global Market
5.25% Senior Notes due 2028	RILYZ	Nasdaq Global Market
5.00% Senior Notes due 2026	RILYG	Nasdaq Global Market

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

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

The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Market on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,499.7 million. For purposes of this calculation, it has been assumed that all shares of the registrant’s common stock held by directors, executive officers and stockholders beneficially owning ten percent or more of the registrant’s common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

As of February 18, 2022, there were 27,771,585 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

B. RILEY FINANCIAL, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

i

PART I

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “may,” “will,” “should,” “could,” “future,” “likely,” “predict,” “project,” “potential,” “continue,” “estimate” and similar expressions are generally intended to identify forward-looking statements but are not exclusive means of identifying forward-looking statements in this Annual Report. You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Annual Report was filed with the Securities and Exchange Commission (the “SEC”). Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in “Part I—Item 1A. Risk Factors” contained in this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Except as otherwise required by the context, references in this Annual Report to “the Company,” “B. Riley,” “B. Riley Financial,” “we,” “us” or “our” refer to the combined business of B. Riley Financial, Inc. and all of its subsidiaries.

Item 1. BUSINESS

B. Riley Financial, Inc. (NASDAQ: RILY) (“B. Riley” or the “Company”) is a diversified financial services platform and opportunistically invests in companies or assets with attractive risk-adjusted return profiles to benefit its shareholders. Through its affiliated subsidiaries, B. Riley provides a full suite of investment banking, corporate finance research, sales, and trading, as well as advisory, valuation, and wealth management, services. The Company’s major business lines include:

●	B. Riley Securities, a leading, full service investment bank that provides corporate finance, lending, research, securities lending and sales and trading services to corporate, institutional, and high net worth individual clients. It is nationally recognized for its proprietary small and mid-cap equity research. B. Riley Securities was established from the merger of B. Riley & Co, LLC and FBR Capital Markets & Co. in 2017.

●	B. Riley Wealth Management, which provides comprehensive wealth management and brokerage services to individuals and families, corporations and non-profit organizations, including qualified retirement plans, trusts, foundations, and endowments. The firm was formerly known as Wunderlich Securities, Inc., which the Company acquired in July 2017.

●	National Holdings Corporation (“National”), which provides wealth management, brokerage, insurance brokerage, tax preparation and advisory services, was acquired in February 2021.

●	B. Riley Capital Management, which is a Securities and Exchange Commission (“SEC”) registered investment advisor, that includes B. Riley Asset Management, an advisor to and/or manager of certain private funds.

●	B. Riley Advisory Services, which provides expert witness, bankruptcy, financial advisory, forensic accounting, valuation and appraisal, and operations management services to companies, financial institutions, and the legal community. B. Riley Advisory Services is primarily comprised of the bankruptcy and restructuring, forensic accounting, litigation support, and appraisal and valuation practices.

●	B. Riley Retail Solutions, which is a leading provider of asset disposition, liquidation, and auction solutions to a wide range of retail and industrial clients.

●	B. Riley Real Estate, which advises companies, financial institutions, investors, family offices and individuals on real estate projects worldwide. A core focus of B. Riley Real Estate, LLC is the restructuring of lease obligations in both distressed and non-distressed situations, both inside and outside of the bankruptcy process, on behalf of corporate tenants.

●	B. Riley Principal Investments, which identifies attractive investment opportunities and seeks to control or influence the operations of our portfolio company investments to deliver financial and operational improvements that will maximize the Company’s free cash flow, and therefore, shareholder returns. The team concentrates on opportunities presented by distressed companies or divisions that exhibit challenging market dynamics. Representative transactions include recapitalization, direct equity investment, debt investment, active minority investment and buyouts.

●	Communications consist of United Online, Inc. (“UOL” or “United Online”), which was acquired in July 2016, magicJack VocalTec Ltd. (“magicJack”), which was acquired in November 2018, a 40% equity interest in Lingo Management, LLC (“Lingo”), which was acquired in November 2020, and a mobile virtual network operator business (“Marconi Wireless”), which was acquired in October 2021. Upon receipt of certain regulatory approvals, the Company has the right to acquire an additional 40% equity interest in Lingo. The following briefly describes each such business:

o	UOL is a communications company that offers consumer subscription services and products, consisting of Internet access services and devices under the NetZero and Juno brands.

o	magicJack is a Voice over IP (“VoIP”) cloud-based technology and services and wireless mobile communications provider.

o	Lingo is a global cloud/UC and managed service provider.

o	Marconi Wireless is a mobile virtual network operator business that provides mobile phone voice, text, and data services and devices.

●	BR Brand Holding (“BR Brands”), in which the Company owns a majority interest, provides licensing of certain brand trademarks. BR Brands owns the assets and intellectual property related to licenses of six brands: Catherine Malandrino, English Laundry, Joan Vass, Kensie Girl, Limited Too and Nanette Lepore as well as investments in the Hurley and Justice brands with Bluestar Alliance LLC (“Bluestar”), a brand management company.

We are headquartered in Los Angeles with over 44 offices throughout the United States including New York, Chicago, Boston, Atlanta, Dallas, Memphis, Metro Washington D.C., West Palm Beach, and Boca Raton.

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

For financial reporting purposes, we classify our businesses into six operating segments: (i) Capital Markets, (ii) Wealth Management, (iii) Auction and Liquidation, (iv) Financial Consulting, (v) Principal Investments – Communications, and (vi) Brands.

Capital Markets Segment. Our Capital Markets segment provides a full array of investment banking, corporate finance, financial advisory, research, securities lending and sales and trading services to corporate, institutional, and individual clients. Our corporate finance and investment banking services include merger and acquisitions as well as restructuring advisory services to public and private companies, initial and secondary public offerings, and institutional private placements. In addition, we trade equity securities as a principal for our account, including investments in funds managed by our subsidiaries. Our Capital Markets segment also includes our asset management businesses that manage various private and public funds for institutional and individual investors.

Wealth Management Segment. Our Wealth Management segment provides wealth management and tax services to corporate and high net worth clients. We offer comprehensive wealth management services for corporate businesses that include investment strategies, executive services, retirement plans, lending & liquidity resources, and settlement solutions. Our wealth management services for individual client services provide investment management, education planning, retirement planning, risk management, trust coordination, lending & liquidity solutions, legacy planning, and wealth transfer. In addition, we supply market insights to provide unbiased guidance to make important financial decisions. Wealth management resources include market views from our investment strategists and B. Riley Securities’ proprietary equity research.

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

Principal Investments - Communications Segment. Our Principal Investments - Communications segment consists of businesses which have been acquired primarily for attractive investment return characteristics. Currently, this segment includes, among other investments, UOL, through which we provide consumer Internet access, magicJack, through which we provide VoIP communication and related product and subscription services, and Marconi Wireless, through which we provide mobile phone services and devices.

Brands Segment. Our Brands segment consists of our brand investment portfolio that is focused on generating revenue through the licensing of trademarks and is held by BR Brands.

Recent Developments

On January 19, 2022, we acquired FocalPoint Securities, LLC, an independent investment bank based in Los Angeles. The acquisition is expected to significantly expand B. Riley Securities’ mergers and acquisitions (“M&A”) advisory business and enhance its debt capital markets and financial restructuring capabilities. Founded in 2002, FocalPoint specializes in M&A, private capital advisory, financial restructuring, and special situation transactions. The firm includes approximately 50 investment banking professionals with deep industry specialization in high-growth sectors such as aerospace and defense, industrials, business services, consumer, healthcare, and technology/media/telecom. Our acquisition of FocalPoint builds upon the momentum and proven execution capabilities of both firms and is in line with our stated intent to expand capabilities in M&A advisory and fixed income. This combination provides strategic and financial sponsor clients with access to both firms’ proven execution capabilities and a full suite of end-to-end services from a single platform.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”).  In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.  During the fourth quarter of 2021, the full impact of the COVID-19 outbreak continued to evolve, with the emergence of variant strains and breakthrough infections becoming prevalent both in the U.S. and worldwide. As the U.S. economy recovers, aided by stimulus packages and fiscal and monetary policies, inflation has been rising at historically high rates, and the Federal Reserve has signaled that it will begin increasing the target federal funds effective rate. The impact of the COVID-19 outbreak and these related matters on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the success of vaccines and natural immunity in controlling the pandemic.  These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy continue to be highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted, our results of operations, financial position and cash flows may be materially adversely affected.

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

Sales, Trading and Corporate Services

Our sales and trading professionals distribute B. Riley Securities’ proprietary equity research products to our institutional investor clients and high net worth individuals. B. Riley Securities sales and trading also sells the securities of companies in which B. Riley Securities acts as an underwriter and executes equity trades on behalf of clients. We maintain active trading relationships with substantially all major institutional money managers. Our equity and fixed income traders make markets in over 1,000 securities. B. Riley Securities also conducts securities lending activities which involves the borrowing and lending of equity and fixed income securities. Our corporate services include retail orders, block trades, Rule 144 transactions, cashless exercise of options, and corporate equity repurchase programs.

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

B. Riley Capital Management

We provide investment management services under B. Riley Capital Management, LLC, which is a registered investment advisor that manages private investment funds, including a fund of funds. All of the funds managed typically invest in both public and private equity and debt. Investors in the various funds include institutional, high net worth, and individual investors. GACP is the general partner of GACP I, L.P. and GACP II, L.P., direct lending funds managed by WhiteHawk Capital Partners, L.P. pursuant to an investment advisory services agreement, that provide senior secured loans and second lien secured loan facilities to middle market public and private U.S. companies.

B. Riley Capital Management is reported in our Capital Markets segment for financial reporting purposes.

B. Riley Wealth Management and National

Wealth Management

B. Riley Wealth Management and National provide comprehensive wealth management and brokerage services to individuals and families, corporations and non-profit organizations, including qualified retirement plans, trusts, foundations and endowments. Our financial advisors provide a broad range of investments and services to our clients, including financial planning services, insurance brokerage, and tax preparation.

B. Riley Wealth Management and National are reported in our Wealth Management segment for financial reporting purposes.

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

Valuation and Appraisal

Our appraisal teams provide independent appraisals to financial institutions, lenders, private equity firms and other providers of capital for estimated liquidation values of assets. These teams include experts specializing in particular industry niches and asset classes. We provide valuation and appraisal services across four general categories:

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

B. Riley Principal Investments

Principal Investments

B. Riley Principal Investments identifies attractive investment opportunities and seeks to control or influence the operations of our investments to deliver financial and operational improvements to its portfolio companies in order to maximize the Company’s free cash flow, and therefore, shareholder returns. Our team concentrates on opportunities presented by distressed companies or divisions that exhibit challenging market dynamics. Representative transactions include recapitalization, direct equity investment, debt investment, active minority investment and buyouts.

Venture Capital

B. Riley Venture Capital invests in late-stage private growth companies with a path towards public markets. We are not a venture fund; rather, investments are made off-balance sheet and syndicated across our institutional, banking and retail client base.

Communications

As part of our principal investment communications strategy, we acquired UOL in July 2016; we acquired magicJack in November 2018; we acquired a 40% equity interest in Lingo in November 2020; and we acquired Marconi Wireless in October 2021. Upon receipt of certain regulatory approvals, we have the right with the ability to acquire an additional 40% equity interest in Lingo. UOL’s primary pay service is Internet access, offered under the NetZero and Juno brands. Internet access includes dial-up service, mobile broadband and DSL. magicJack is a VoIP cloud-based technology and services and wireless mobile communications provider and the inventor of the magicJack devices. Lingo is a global cloud/UC and managed service provider. Marconi Wireless is a mobile virtual network operator that provides mobile phone voice, text, and data services and devices.

The Principal Investment and Venture Capital businesses described above are reported in our Capital Markets segment and our Communications businesses are reported in our Principal Investments – Communications segment for financial reporting purposes.

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

The brand businesses described above are reported in our Brands segment for financial reporting purposes.

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

B. Riley Wealth Management and National

We act as financial wealth management advisors to individuals, families, small businesses, non-profit organizations, and qualified retirement plans.  Our investment services are primarily comprised of asset management services to meet the financial plans, financial goals and needs of our customers. We service our customers through a network of 42 branch offices located in 14 states primarily located in the Mid-west and Southern section of the United States.

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

Marconi Wireless

Our mobile phone services and products are available to customers, which are primarily comprised of individuals, located throughout the U.S. The Company obtains the mobile services it provides to customers from a major mobile carrier.

Brands

Our brand investment portfolio focuses on generating revenue through the licensing of trademarks. The Company holds a majority ownership interest in BR Brand, which owns the assets and intellectual property related to licenses of six brands: Catherine Malandrino, English Laundry, Joan Vass, Kensie Girl, Limited Too and Nanette Lepore as well as an investment in the Hurley and Justice Brands with Bluestar Alliance LLC (“Bluestar”). The Company intends to grow licensing revenue from the brand holdings in partnership with Bluestar by leveraging its extensive relationships and strategic partnerships in the retail sector. The Company intends to pursue future acquisitions of consumer brands, intellectual property, trademarks and licenses, and participate in select transactions as an equity owner.

Competition

B. Riley Securities, B. Riley Capital Management, B. Riley Wealth Management and National, and B. Riley Advisory Services

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

magicJack and Marconi Wireless

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

Our broker-dealer subsidiaries are subject to regulations governing every aspect of the securities business, including the execution of securities transactions; capital requirements; record-keeping and reporting procedures; relationships with customers, including the handling of cash and margin accounts; the experience of and training requirements for certain employees; and business interactions with firms that are not members of regulatory bodies.

Our broker-dealer subsidiaries are registered with the SEC and are members of FINRA. FINRA is a self-regulatory body composed of members such as our broker-dealer subsidiaries that have agreed to abide by the rules and regulations of FINRA. FINRA may expel, fine and otherwise discipline member firms and their employees. Our broker-dealer subsidiaries are licensed as broker-dealers in all 50 states in the U.S., requiring us to comply with the laws, rules and regulations of each such state. Each state may revoke the license to conduct securities business, fine and otherwise discipline broker-dealers and their employees. We are also registered with NASDAQ and must comply with its applicable rules.

Our broker-dealer subsidiaries are also subject to the SEC’s Uniform Net Capital Rule, Rule 15c3-1, which may limit our ability to make withdrawals of capital from our broker-dealer subsidiaries. The Uniform Net Capital Rule sets the minimum level of net capital a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid. In addition, our broker-dealer subsidiaries are subject to certain notification requirements related to withdrawals of excess net capital.

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

magicJack provides broadband telephone services using VoIP technology as well as resells mobile services. In the United States, the Federal Communications Commission (“FCC” or the “Commission”) has asserted limited statutory jurisdiction and regulatory authority over the operations and offerings of providers of broadband telephone services, such as magicJack that offer non-interconnected VoIP services. The scope of the FCC regulations applicable to magicJack’s broadband telephone operations and resold mobile services may change. Some of magicJack’s operations are also subject to regulation by state public utility commissions.

Human Capital

As of December 31, 2021, we had 1,406 full time employees who comprise a diverse team, including seasoned experts in our various lines of business. Since our inception, our human capital focus has been to gather top talent, with the expertise to lead in every sector, creating a group of collaborative, innovative and independent thinkers who adopt a unique approach to serving our clients and customers. Management appreciates, and never takes for granted, that without the expertise and dedication of our talented professionals, our firm would cease to exist. In that regard, we are dedicated to our people above all else. We have made a commitment to provide the direction, support and resources needed for our team members to succeed both professionally and personally.

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

Workplace health and safety is a vital aspect of running our business. We believe that safety must always be an integral part of any function or service performed, and the protection of our employees, visitors and event attendees is our utmost priority. We have a business continuity plan in place that allow us to respond to threats to our health and safety, while ensuring that we can continue to provide quality service to our clients and shareholders at all times. During the COVID-19 pandemic that began in early 2020, we adopted a work-from-home policy for our professionals designed to safeguard our employees’ health and safety without a disruption to client service, which has, periodically, required personnel to work from home during acute phases of the pandemic, and has otherwise permitted a voluntary return to the office based on local conditions. We continuously monitor the evolution of the COVID-19 pandemic as it affects our personnel.

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

Summary Risk Factors

Some of the factors that could materially and adversely affect our business, financial condition, results of operations and cash flows include, but are not limited to, the following:

●	Our revenues and results of operations are volatile and difficult to predict.

●	Conditions in the financial markets and general economic conditions, including the ongoing COVID-19 pandemic, have impacted and may continue to impact our ability to generate business and revenues, which may cause significant fluctuations in our stock price.

●	Climate change could have a material negative impact on us and our customers and counterparties.

●	Our exposure to legal liability is significant and could lead to substantial damages.

●	Financial services firms have been subject to increased scrutiny over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.

●	Our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our financial condition, results of operations and business and the price of our common stock and other securities.

●	We may enter into new lines of business, make strategic investments or acquisitions or enter into joint ventures, each of which may result in additional risks and uncertainties for our business.

●	Our corporate finance and strategic advisory engagements are singular in nature and do not generally provide for subsequent engagements.

●	We have made and may make principal investments in relatively high-risk, illiquid assets that often have significantly leveraged capital structures, and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal amount we invest in these activities.

●	We are exposed to credit risk from a variety of our activities, including loans, lines of credit, guarantees and backstop commitments, and we may not be able to fully realize the value of the collateral securing certain of our loans.

●	We may incur losses as a result of “guarantee” based engagements that we enter into in connection with our auction and liquidation solutions business.

●	We depend on financial institutions as primary clients for our financial consulting business. Consequently, the loss of any financial institutions as clients may have an adverse impact on our business.

●	The asset management business is intensely competitive.

●	Poor investment performance may decrease assets under management and reduce revenues from and the profitability of our asset management business.

●	Our communications businesses compete against large companies, many of whom have significantly more financial and marketing resources, and our business will suffer if we are unable to compete successfully.

●	Dial-up and DSL pay accounts may decline faster than expected and adversely impact our business.

●	The failure of our licensees to sell products that generate royalties to us, to pay us royalties pursuant to their license agreements with us, or to renew these agreements could negatively affect our results of operations and financial condition.

●	We operate in highly competitive industries. Some of our competitors may have certain competitive advantages, which may cause us to be unable to effectively compete with or gain market share from our competitors.

●	Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

●	Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control and could also limit the market price of our stock.

●	Because of their significant stock ownership, some of our existing stockholders will be able to exert control over us and our significant corporate decisions.

●	Our common stock price may fluctuate substantially, and your investment could suffer a decline in value.

●	We may not pay dividends regularly or at all in the future.

●	Our level of indebtedness, and restrictions under such indebtedness, could adversely affect our operations and liquidity.

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

Global economic and political uncertainty, including as a result of COVID-19 pandemic, could adversely affect our revenue and results of operations.

As a result of the international nature of our business, we are subject to the risks arising from adverse changes in global economic and political conditions. Uncertainty about the effects of current and future economic and political conditions, including acts of war, aggression or terrorism, on us, our customers, suppliers and partners makes it difficult for us to forecast operating results and to make decisions about future investments. Deterioration in economic conditions in any of the countries in which we do business could result in reductions in sales of our products and services and could cause slower or impaired collections on accounts receivable, which may adversely impact our liquidity and financial condition.

The ongoing COVID-19 pandemic has caused severe disruptions in the U.S. and global economies, which has impacted the business, activities, and operations of our customers, as well as our business and operations. Through 2021, the U.S. and other economies have been impacted by supply chain disruptions, labor shortages and high inflation, and in late 2021 the Federal Reserve signaled that it will likely begin increasing the target range for the federal funds rate in response to the increasing inflation. While many of the restrictions on commercial activity and public gatherings and events that characterized the earlier stages of the pandemic have been lifted or are winding down, there can be no assurances that there will not be additional quarantines, business shutdowns, and reduction in business activity and financial transactions as a result of a resurgence in the virus or new variants. The return of unfavorable economic conditions may also make it more difficult for us to access the capital markets, use the capital markets for our clients or otherwise obtain additional financing.

The continuation of the COVID-19 pandemic, or a significant outbreak of another contagious disease or other severe public health crisis, could negatively impact the availability of key personnel necessary to conduct our business, and the business and operations of our third-party service providers who perform critical services for our business. Pandemics, epidemics, future highly infectious or contagious diseases, or other severe public health crisis could cause a material adverse effect on our business, financial condition, results of operations and cash flow. Among the factors outside our control that are likely to affect the impact the COVID-19 pandemic will ultimately have on our business are:

●	the pandemic’s course and severity;

●	the direct and indirect results of the pandemic, such as recessionary economic trends, including with respect to employment, wages and benefits and commercial activity;

●	political, legal and regulatory actions and policies in response to the pandemic, including the effects of restrictions on commerce or other public activities, moratoria and other suspensions of evictions or rent and related obligations;

●	the timing, magnitude and effect of any continued or additional public spending, directly or through subsidies, or the winding-down of the same, and the resultant direct and indirect effects on commercial activity and incentives of employers and individuals to resume or increase employment, wages and benefits and commercial activity;

●	the timing and availability of direct and indirect governmental support for various financial assets, and possible related distortions in market values and liquidity for such assets whose markets have or are assumed to have government support versus possibly similar assets that do not;

●	the likely longer-term effects of increased government spending on inflation and the interest rate environment and borrowing costs for non-governmental parties;

●	the ability of our employees and our third-party vendors to work effectively during the course of the pandemic;

●	potential longer-term shifts toward telecommuting and telecommerce; and

●	geographic variation in the severity and duration of the COVID-19 pandemic, including in states such as New York and California where high percentages of our clients, customers and personnel are located.

We focus principally on certain sectors of the economy in our investment banking operations, and deterioration in the business environment in these sectors or a decline in the market for securities of companies within these sectors could harm our business.

Volatility in the business environment in the industries in which our clients operate or in the market for securities of companies within these industries could adversely affect our financial results and the market value of our common stock. The business environment for companies in some of these industries has been subject to high levels of volatility in recent years, and our financial results have consequently been subject to significant variations from year to year. For example, the consumer goods and services sectors are subject to consumer spending trends, which have been volatile, to mall traffic trends, which have been down, to the availability of credit, and to broader trends such as the rise of Internet retailers. The consumer goods and services sector was severely impacted by the ongoing COVID-19 pandemic, which has resulted in mandatory store closures of uncertain duration due to social distancing measures, stay-at-home work restrictions and the closing of non-essential businesses imposed to control the pandemic. Emerging markets have driven the growth of certain consumer companies but emerging market economies are fragile, subject to wide swings in GDP, and subject to changes in foreign currencies. The technology industry has been volatile, driven by evolving technology trends, by technological obsolescence, by enterprise spending, and by changes in the capital spending trends of major corporations and government agencies around the world.

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

Underwriting and other corporate finance transactions, strategic advisory engagements and related sales and trading activities in our target industries represent a significant portion of our investment banking business. This concentration of activity in our target industries exposes us to the risk of declines in revenues in the event of downturns in these industries, such as those due to rising inflation and interest rates.

Our businesses may be adversely affected by the disruptions in the credit markets, such as those due to the COVID-19 pandemic and its effects, including reduced access to credit and liquidity and higher costs of obtaining credit.

In the event existing internal and external financial resources do not satisfy our needs, we would have to seek additional outside financing. The availability of outside financing will depend on a variety of factors, such as our financial condition and results of operations, the availability of acceptable collateral, market conditions, the general availability of credit, the volume of trading activities, and the overall availability of credit to the financial services industry, all of which may be negatively impacted due to the effects of the COVID-19 pandemic, which may include increased inflation and rising interest rates.

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

Liquidity, or ready access to funds, is essential to financial services firms, including ours. Failures of financial institutions have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to our sales and trading business, and perceived liquidity issues may affect the willingness of our clients and counterparties to engage in sales and trading transactions with us. Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects our sales and trading clients, third parties, or us. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.

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

Climate change could have a material negative impact on us and our customers and counterparties, and our efforts to address concerns relating to climate change could result in damage to our reputation.

Our business, as well as the operations and activities of our customers and counterparties, could be negatively impacted by climate change. Climate change presents both immediate and long-term risks to us and our customers and these risks are expected to increase over time. Climate change may cause extreme weather events that disrupt operations at one or more of our primary locations, which may negatively affect our ability to service and interact with our clients, adversely affect the value of our investments, and reduce the availability of insurance. Climate change and the transition to a less carbon-dependent economy may also have a negative impact on the operations or financial condition of our clients and counterparties, which may decrease revenues from those clients and counterparties and increase the credit risk associated with loans and other credit exposures to those clients and counterparties. In addition, climate change may impact the broader economy, including through disruptions to supply chains.

Climate change also exposes us to transition risks associated with the transition to a less carbon-dependent economy. Transition risks may result from changes in policies; laws and regulations; technologies; and/or market preferences to address climate change. Such changes could materially, negatively impact our business, results of operations, financial condition and/or our reputation, in addition to having a similar impact on our customers and counterparties.

For example, our reputation and client relationships may be damaged as a result of our involvement, or our clients’ involvement, in certain industries or projects associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.

New regulations or guidance relating to climate change, as well as the perspectives of regulators, stockholders, employees and other stakeholders regarding climate change, may affect whether and on what terms and conditions we engage in certain activities or offer certain products. The risks associated with, and the perspective of regulators, shareholders, employees and other stakeholders regarding, climate change are continuing to evolve rapidly, which can make it difficult to assess the ultimate impact on us of climate change-related risks and uncertainties, and we expect that climate change-related risks will increase over time.

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

We seek to monitor and control our risk exposure through operational and compliance reporting systems, internal controls, management review processes and other mechanisms. Our investing and trading processes seek to balance our ability to profit from investment and trading positions with our exposure to potential losses. While we employ limits, hedging transactions, and other risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate economic and financial outcomes or the specifics and timing of such outcomes. Thus, we may, in the course of our investment and trading activities, incur losses, which may be significant.

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

Our broker-dealer subsidiaries are subject to the net capital requirements of the SEC, FINRA, and various self-regulatory organizations of which they are members. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Failure to maintain the required net capital may subject a firm to limitation of its activities, including suspension or revocation of its registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies, and ultimately may require its liquidation. Failure to comply with the net capital rules could have material and adverse consequences, such as:

●	limiting our operations that require intensive use of capital, such as underwriting or trading activities; or

●	restricting us from withdrawing capital from our subsidiaries when our broker-dealer subsidiaries have more than the minimum amount of required capital. This, in turn, could limit our ability to implement our business and growth strategies, pay interest on and repay the principal of our debt and/or repurchase our shares.

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

From time to time, we use our capital, including on a leveraged basis, in proprietary investments in both private company and public company securities that may be illiquid and volatile. The equity securities of a privately-held entity in which we make a proprietary investment are likely to be restricted as to resale and are otherwise typically highly illiquid. In the case of fund or similar investments, our investments may be illiquid until such investment vehicles are liquidated. We expect that there will be restrictions on our ability to resell the securities that we acquire for a period of up to one year after we acquire those securities. Thereafter, a public market sale may be subject to volume limitations or dependent upon securing a registration statement for an initial and potentially secondary public offering of the securities. We may make principal investments that are significant relative to the overall capitalization of the investee company and resales of significant amounts of these securities might be subject to significant limitations and adversely affect the market and the sales price for the securities in which we invest. In addition, our Principal Investments may involve entities or businesses with capital structures that have significant leverage. The large amount of borrowing in the leveraged capital structure increases the risk of losses due to factors such as rising inflation, interest rates, downturns in the economy or deteriorations in the condition of the investment or its industry. In the event of defaults under borrowings, the assets being financed would be at risk of foreclosure, and we could lose our entire investment.

Even if we make an appropriate investment decision based on the intrinsic value of an enterprise, we cannot assure you that general market conditions will not cause the market value of our investments to decline. For example, a further increase in inflation, interest rates, a general decline in the stock markets, such as the recent declines in the stock markets due to the anticipated rising interest rate environment, or other market and industry conditions adverse to companies of the type in which we invest and intend to invest could result in a decline in the value of our investments or a total loss of our investment.

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

We incur credit risk through loans, lines of credit, guarantees and backstop commitments issued to or on behalf of businesses and individuals, and other loans collateralized by a variety of assets, including securities. Our credit risk and credit losses can increase if our loans or investments are concentrated among borrowers or issuers engaged in the same or similar activities, industries, or geographies, or to borrowers or issuers who as a group may be uniquely or disproportionately affected by economic or market conditions. The deterioration of an individually large exposure, for example due to natural disasters, health emergencies or pandemics (like the ongoing COVID-19 pandemic), acts of terrorism or war, severe weather events or other adverse economic events, could lead to additional loan loss provisions and/or charges-offs, or credit impairment of our investments, and subsequently have a material impact on our net income and regulatory capital.

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

Over the past several years, the size and number of asset management funds, including hedge funds and mutual funds, has continued to increase. If this trend continues, it is possible that it will become increasingly difficult for our funds to raise capital. More significantly, the allocation of increasing amounts of capital to alternative investment strategies by institutional and individual investors leads to a reduction in the size and duration of pricing inefficiencies. Many alternative investment strategies seek to exploit these inefficiencies and, in certain industries, this drives prices for investments higher, in either case increasing the difficulty of achieving targeted returns. In addition, when inflation or interest rates rise or there is a prolonged bear market in equities, the attractiveness of our funds relative to investments in other investment products could decrease. Competition is based on a variety of factors, including:

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

In addition, investment performance is one of the most important factors in retaining existing investors and competing for new asset management business. Investment performance may be poor as a result of the current or future difficult market or economic conditions, including changes in interest rates, with increases anticipated in 2022, or inflation, which has been an ongoing concern during 2021 and into 2022, acts of war, aggression or terrorism, widespread outbreaks of disease, such as the ongoing COVID-19 pandemic, or political uncertainty, our investment style, the particular investments that we make, and other factors. Poor investment performance may result in a decline in our revenues and income by causing (i) the net asset value of the assets under our management to decrease, which would result in lower management fees to us, (ii) lower investment returns, resulting in a reduction of incentive fee income to us, and (iii) investor redemptions, which would result in lower fees to us because we would have fewer assets under management.

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

GACP I., L.P. and GACP II, L.P., both direct lending funds of which our wholly owned subsidiary GACP is the general partner, and which are managed by WhiteHawk Capital Partners, L.P. pursuant to an investment advisory services agreement, may invest in secured debt issued by companies that have or may incur additional debt that is senior to the secured debt owned by the fund. In the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of any such company, the owners of senior secured debt (i.e., the owners of first priority liens) generally will be entitled to receive proceeds from any realization of the secured collateral until they have been reimbursed. At such time, the owners of junior secured debt (including, in certain circumstances, the fund) will be entitled to receive proceeds from the realization of the collateral securing such debt. There can be no assurances that the proceeds, if any, from the sale of such collateral would be sufficient to satisfy the loan obligations secured by subordinate debt instruments. To the extent that the fund owns secured debt that is junior to other secured debt, the fund may lose the value of its entire investment in such secured debt.

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

Risks Related to Our Communications Businesses

We compete against large companies, many of whom have significantly more financial and marketing resources, and our business will suffer if we are unable to compete successfully.

We compete with numerous providers of broadband, mobile broadband and DSL services, as well as other dial-up Internet access providers, many of whom are large and have significantly more financial and marketing resources. Our principal competitors include, among others, local exchange carriers, wireless and satellite service providers, and cable service providers. These competitors include established providers such as AT&T, Verizon, Sprint, and T-Mobile. UOL’s principal dial-up Internet access competitors include established online service and content providers, such as AOL and MSN, and independent national Internet service providers, such as EarthLink and its PeoplePC subsidiary. Dial-up Internet access services do not compete favorably with broadband services with respect to connection speed and do not have a significant, if any, price advantage over certain broadband services. In addition, there are a number of mobile virtual network operators, some of which focus on pricing as their main selling point. Certain portions of the U.S., primarily rural areas, currently have limited or no access to broadband services. However, the U.S. government has indicated its intention to facilitate the provision of broadband services to such areas. Such expansion of the availability of broadband services will increase the competition for Internet access subscribers in such areas and will likely adversely affect the UOL business. In addition to competition from broadband, mobile broadband, and DSL providers, competition among dial-up Internet access service providers is intense and neither UOL’s pricing nor the features of UOL’s services provide us with a significant competitive advantage, if any, over certain of UOL’s dial-up Internet access competitors. We expect that competition, particularly with respect to price, for broadband, mobile broadband, and DSL services, as well as dial-up Internet access services, will continue and may materially and adversely impact our business, financial condition, results of operations, and cash flows.

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

Failure to maintain advertising revenues from UOL, including as a result of failing to increase or maintain the number of subscribers for UOL’s services, could have a negative impact on advertising profitability.

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

Interruption or failure of the network, information systems or other technologies essential to our communications businesses could impair our ability to serve our customers, which could damage our reputation and harm our operating results.

Our successful operation of our communications businesses depends on our ability to provide reliable service. Many of our products are services are supported by data centers, central offices and network infrastructure maintained and operated by third-party service providers which are vulnerable to damage or interruption from fires, earthquakes, hurricanes, tornados, floods and other natural disasters, terrorist attacks, power loss, capacity limitations, telecommunications failures, software and hardware defects or malfunctions, break ins, sabotage and vandalism, human error and other disruptions that are beyond our control. Some of the systems serving our communications businesses are not fully redundant, and our disaster recovery or business continuity planning may not be adequate. Our communications businesses could also experience interruptions due to cable damage, theft of equipment, power outages, inclement weather and service failures of third-party service providers. The occurrence of any disruption or system failure or other significant disruption to business continuity may result in a loss of business, increase expenses, damage to reputation for providing reliable service, subject us to additional regulatory scrutiny or expose us to litigation and possible financial losses, any of which could adversely affect our business, results of operations and cash flows.

If there are events or circumstances affecting the reliability or security of the Internet, access to the websites related to the communications businesses and/or the ability to safeguard confidential information could be impaired causing a negative effect on the financial results of our business operations.

Our website infrastructure may be vulnerable to computer viruses, hacking or similar disruptive problems caused by customers, other Internet users, other connected Internet sites, and the interconnecting telecommunications networks. Such problems caused by third-parties could lead to interruptions, delays or cessation of service to our customers. Inappropriate use of the Internet by third-parties could also potentially jeopardize the security of confidential information stored in our computer system, which may deter individuals from becoming customers. There can be no assurance that any such measures would not be circumvented in future. Dealing with problems caused by computer viruses or other inappropriate uses or security breaches may require interruptions, delays or cessation of service to customers, which could have a material adverse effect on our business, financial condition and results of operations.

Our marketing efforts for our communications businesses may not be successful or may become more expensive, either of which could increase our costs and adversely impact our business, financial condition, results of operations, and cash flows.

We rely on relationships with a wide variety of third parties, including Internet search providers such as Google, social networking platforms such as Facebook, Internet advertising networks, co-registration partners, retailers, distributors, television advertising agencies, and direct marketers, to source new customers and to promote or distribute our services and products. In addition, in connection with the launch of new services or products for our communications businesses, we may spend a significant amount of resources on marketing. With any of our brands, services, and products, if our marketing activities are inefficient or unsuccessful, if important third-party relationships or marketing strategies, such as Internet search engine marketing and search engine optimization, become more expensive or unavailable, or are suspended, modified, or terminated, for any reason, if there is an increase in the proportion of consumers visiting our websites or purchasing our services and products by way of marketing channels with higher marketing costs as compared to channels that have lower or no associated marketing costs, or if our marketing efforts do not result in our services and products being prominently ranked in Internet search listings, our business, financial condition, results of operations, and cash flows could be materially and adversely impacted.

Our communications businesses are dependent on the availability of telecommunications services and compatibility with third-party systems and products.

Our communications businesses substantially depend on the availability, capacity, affordability, reliability, and security of telecommunications networks operated by third parties. Only a limited number of telecommunications providers offer the network and data services we currently require for our services, and we purchase most of our telecommunications services from a few providers. Some of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. In addition, some telecommunications providers may cease to offer network services for certain less populated areas, which would reduce the number of providers from which we may purchase services and may entirely eliminate our ability to purchase services for certain areas.

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

The services we provide are subject to varying degrees of international, federal, state and local laws and regulation, including, without limitation, those relating to taxation, bulk email or “spam,” advertising (including, without limitation, targeted or behavioral advertising), user privacy and data protection, consumer protection, antitrust, export, and unclaimed property. Compliance with such laws and regulations, which in many instances are unclear or unsettled, is complex. New laws and regulations, such as those being considered or recently enacted by certain states, the federal government, or international authorities related to automatic-renewal practices, spam, user privacy, targeted or behavioral advertising, and taxation, could impact our revenues or certain of our business practices or those of our advertisers. Moreover, distribution partners or customers may require us, or we may otherwise deem it necessary or advisable, to alter our products to address actual or anticipated changes in the regulatory environment. Our inability to alter our products to address these requirements and any regulatory changes could have a material adverse effect on our business, financial condition, and operating results.

The current regulatory environment for broadband telephone services is developing and therefore uncertain. The United States and other countries have begun to assert regulatory authority over broadband telephone service and are continuing to evaluate how broadband telephone service will be regulated in the future. Both the application of existing rules to us and our competitors and the effects of future regulatory developments are uncertain. Future legislative, judicial or other regulatory actions could have a negative effect on our business, which may involve significant compliance costs and require that we restructure our service offerings, exit certain markets, or increase our prices to recover our regulatory costs, any of which could cause our services to be less attractive to customers.

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

Broadband Internet access is currently classified by the FCC as an “information service.” While this classification means that broadband Internet access services are not subject to Universal Service Fund (“USF”) contributions, Congress or the FCC may expand the USF contribution obligations to include broadband Internet access services. If broadband Internet access providers become subject to USF contribution obligations, it would likely raise the effective cost of our services to customers, which could adversely affect customer satisfaction and have an adverse impact on our revenues and profitability.

We are faced, and may continue to face, difficulty collecting regulatory charges from our customers and/or carriers and collecting such charges may cause us to incur legal fees. We may be unsuccessful in collecting all the regulatory fees owed to us. The imposition of any such additional regulatory fees, charges, taxes and regulations on our services could materially increase our costs and may limit or eliminate our competitive pricing advantages.

Failure to remit regulatory fees, charges and taxes mandated by federal and state regulations; failure to maintain proper state tariffs and certifications; failure to comply with federal, state or local laws and regulations; failure to obtain and maintain required licenses, franchises and permits; imposition of burdensome license, franchise or permit requirements for us to operate in public rights-of-way; and imposition of new burdensome or adverse regulatory requirements could limit the types of services we provide or the terms on which we provide these services.

We cannot predict the outcome of any ongoing legislative initiatives or administrative or judicial proceedings or their potential impact upon the communications and information technology industries generally or upon our communications businesses specifically. Any changes in the laws and regulations applicable to our communications businesses, the enactment of any additional laws or regulations, or the failure to comply with, or increased enforcement activity by regulators of, such laws and regulations, could significantly impact our services and products, our costs, or the manner in which we or our advertisers conduct business, all of which could adversely impact our business, financial condition, results of operations, and cash flows and cause our business to suffer.

The FCC and some states require us to obtain prior approval of certain major merger and acquisition transactions, such as the acquisition of control of another telecommunications carrier. Delays in obtaining such approvals could affect our ability to close proposed transactions in a timely manner and could increase our costs and increase the risk of non-consummation of some transactions.

The market in which our communications businesses participate is highly competitive and if we do not compete effectively, our operating results may be harmed by loss of market share and revenues.

The communications industry is highly competitive. We face intense competition from traditional telephone companies, wireless companies, cable companies and alternative voice communication providers and manufacturers of communication devices.

Competitors for our products and services include telecommunications carriers, such as AT&T, Inc., Lumen and Verizon, which provide telephone service using the public switched telephone network, as well as broadband telephone services. We also face competition from cable companies, such as Cablevision, Charter, Comcast, and Cox Communications, which offer broadband telephone services to their existing cable television and broadband customers. Further, wireless providers, including AT&T, T-Mobile, and Verizon Wireless offer services that some customers may prefer over wireline-based broadband voice service.

We face competition on magicJack device sales from Apple, Samsung and other manufacturers of smart phones, tablets and other handheld wireless devices. Also, we compete against established alternative voice communication providers, such as Vonage, Google Voice, Ooma, and Skype, some of which are part of established, well-capitalized technology companies. In addition, we compete with independent broadband telephone service providers.

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

Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop technology that is similar ours. Legal protections afford only limited protection for our technology. The laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Despite our efforts to protect our proprietary rights, unauthorized parties have in the past attempted, and may in the future attempt, to copy aspects of our products or to obtain and use information that it regards as proprietary. Third parties may also design around our proprietary rights, which may render our protected products less valuable if the design around is favorably received in the marketplace. In addition, if any our products or the technology underlying our products is covered by third-party patents or other intellectual property rights, we could be subject to various legal actions.

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

Increases in credit card processing fees and high chargeback costs would increase our operating expenses and adversely affect our results of operations, and an adverse change in, or the termination of, our relationship with any major credit card company would have a severe, negative impact on our business.

A significant number of our communications customers purchase its products through our websites and pay for our communications products and services using credit or debit cards. The major credit card companies or the issuing banks may increase the fees that they charge for transactions using their cards. An increase in those fees would require us to either increase the prices we charge for our products, or suffer a negative impact on our profitability, either of which could adversely affect our business, financial condition and results of operations.

We have potential liability for chargebacks associated with the transactions we process, or that are processed on our behalf by merchants selling our products. If a customer returns his or her products at any time, or claims that our product was purchased fraudulently, the returned product is “charged back” to magicJack or its bank, as applicable. If we or our sponsoring banks are unable to collect the chargeback from the merchant’s account, or, if the merchant refuses or is financially unable, due to bankruptcy or other reasons, to reimburse the merchant’s bank for the chargeback, we bear the loss for the amount of the refund paid.

We are vulnerable to credit card fraud, as we sell communications products and services directly to customers through our website. Card fraud occurs when a customer uses a stolen card (or a stolen card number in a card-not-present-transaction) to purchase merchandise or services. In a traditional card-present transaction, if the merchant swipes the card, receives authorization for the transaction from the card issuing bank and verifies the signature on the back of the card against the paper receipt signed by the customer, the card issuing bank remains liable for any loss. In a fraudulent card-not-present transaction, even if the merchant or we receive authorization for the transaction, we or the merchant are liable for any loss arising from the transaction. Because sales made directly from our websites are card-not-present transactions, we are more vulnerable to customer fraud. We are also subject to acts of consumer fraud by customers that purchase our products and services and subsequently claim that such purchases were not made.

In addition, as a result of high chargeback rates or other reasons beyond our control, the credit card companies or issuing bank may terminate their relationship with us, and there are no assurances that it will be able to enter into a new credit card processing agreement on similar terms, if at all. Upon a termination, if our credit card processor does not assist it in transitioning its business to another credit card processor, or if we were not able to obtain a new credit card processor, the negative impact on the liquidity of our communications businesses likely would be significant. The credit card processor may also prohibit us from billing discounts annually or for any other reason. Any increases in the credit card fees paid by our communications businesses could adversely affect our results of operations, particularly if we elect not to raise our service rates to offset the increase. The termination of our ability to process payments on any major credit or debit card, due to high chargebacks or otherwise, would significantly impair our ability to operate our business.

Flaws in our technology and systems could cause delays or interruptions of service, damage our reputation, cause us to lose customers and limit our growth.

Our communications services could be disrupted by problems with our technology and systems, such as malfunctions in our software or other facilities and overloading of our servers. Our customers could experience interruptions in the future as a result of these types of problems. Interruptions could in the future cause us to lose customers, which could adversely affect our revenue and profitability. In addition, because our systems and our customers’ ability to use our services are Internet-dependent, our services may be subject to “hacker attacks” from the Internet, which could have a significant impact on our systems and services. If service interruptions adversely affect the perceived reliability of our service, it may have difficulty attracting and retaining customers and our brand reputation and growth may suffer.

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

If magicJack fails to maintain relationships with these channels, fails to develop new channels, fails to effectively manage, train, or provide incentives to existing channels or if these channels are not successful in their sales efforts, sales of magicJack’s products may decrease and our operating results would suffer. The independent retailers we rely on were impacted by the acute phase of the COVID-19 pandemic, which resulted in mandatory store closures due to social distancing measures imposed to control the pandemic and they may be limited in their ability to sell magicJack devices to customers should such measures return during additional waves of the pandemic.

The success of our business relies on customers’ continued and unimpeded access to broadband service. Providers of broadband services may be able to block our services or charge their customers more for also using our services, which could adversely affect our revenue and growth.

Our customers must have broadband access to the Internet in order to use our service. Providers of broadband access, some of whom are also competing providers of broadband voice services, may take measures that affect their customers’ ability to use our service, such as degrading the quality of the data packets they transmit over their lines, giving those packets low priority, giving other packets higher priority than ours, blocking our packets entirely or attempting to charge their customers more for also using our services.

In December 2017, the FCC rescinded rules that, among other things, prohibited broadband Internet access providers from blocking, throttling, or otherwise degrading the quality of data packets, or attempting to extract additional fees from edge service providers.

In October 2019, the D.C. Circuit largely upheld the FCC decision. Although some states, most notably California, have adopted prohibitions similar to those rescinded by the FCC, if broadband providers block, throttle or otherwise degrade the quality of our data packets or attempt to extract additional fees from us or our customers, it could adversely impact our business.

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

Hardware and software failures, delays in the operation of our computer and communications systems or the failure to implement system enhancements may harm our business.

Our success depends on the efficient and uninterrupted operation of our software and communications systems. A failure of our servers could impede the delivery of services, customer orders and day-to-day management of our business and could result in the corruption or loss of data. Despite any precautions we may take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at our various facilities could result in interruptions in the flow of data to our servers and from our servers to our customers. In addition, any failure by our computer environment to provide our required telephone communications capacity could result in interruptions in our service. Additionally, significant delays in the planned delivery of system enhancements and improvements, or inadequate performance of the systems once they are completed, could damage our reputation and harm our business. Finally, long-term disruptions in infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities, and acts of terrorism (particularly involving cities in which it has offices) could adversely affect our business. Although we maintain general liability insurance, including coverage for errors and omissions, this coverage may be inadequate, or may not be available in the future on reasonable terms, or at all. We cannot assure you that this policy will cover any claim against us for loss of data or other indirect or consequential damages and defending a lawsuit, regardless of its merit, could be costly and divert management’s attention. In addition to potential liability, if we experience interruptions in our ability to supply our services, our reputation could be harmed and we could lose customers.

Our communications businesses are subject to privacy and online security risks, including security breaches, and we could be liable for such breaches of security. If we are unable to protect the privacy of our customers using our services, or information obtained from our customers in connection with their use or payment of our services, in violation of privacy or security laws or expectations, we could be subject to significant liability and damage to our reputation.

Our systems and processes that are designed to protect customer information and prevent fraudulent transactions, data loss and other security breaches, may not be sufficient to prevent fraudulent transactions, data loss and other security breaches. Failure to prevent or mitigate such breaches may adversely affect our operating results.

The websites of our communications businesses serve as online sales portals. We currently obtain and retain personal information about our website users in connection with such purchases. In addition, we obtain personal information about our customers as part of their registration to use our products and services. Federal, state and foreign governments have enacted or may enact laws or regulations regarding the collection and use of personal information. Additionally, magicJack customers may believe that using our services to make and receive telephone calls using their broadband connection could result in a reduction of their privacy, as compared to traditional wireline carriers.

Our business involves the storage and transmission of users’ proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. An increasing number of websites, including several other communications companies, have recently disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their sites. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose users. A party that is able to circumvent our security measures could misappropriate our or our users’ proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.

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

Under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. In addition, if we fail to follow payment card industry security standards, even if there is no compromise of customer information, we could incur significant fines or lose our ability to give customers the option of using payment cards to fund their payments or pay their fees. If we were unable to accept payment cards, our business would be seriously damaged.

Our servers are also vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. These issues are likely to become more difficult as we expand the number of places where we operate. Security breaches, including any breach by us or by parties with which we have commercial relationships that result in the unauthorized release of our users’ personal information, could damage our reputation and expose us to a risk of loss or litigation and liability. Our insurance policies carry coverage limits that may not be adequate to reimburse it for losses caused by security breaches.

Our users, as well as those of other prominent communications companies, have been and will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate passwords, credit card numbers, or other personal information or to introduce viruses or other malware through “trojan horse” programs to our users’ computers. These emails appear to be legitimate emails sent by our communications businesses, but direct recipients to fake websites operated by the sender of the email or request that the recipient send a password or other confidential information via email or download a program. Despite our efforts to mitigate “spoof” and “phishing” emails through product improvements and user education, “spoof” and “phishing” remain a serious problem that may damage our brands, discourage use of our websites, and increase our costs.

Our security measures may not prevent security breaches. We may need to expend resources to protect against security breaches or to address problems caused by breaches. If unauthorized third parties were able to penetrate our security and gain access to, or otherwise misappropriate, our customers’ personal information or be able to access their telephone calls, it could harm our reputation and, therefore, our business and we could be subject to liability. Such liability could include claims for misuse of personal information or unauthorized use of credit cards. These claims could result in litigation, our involvement in which, regardless of the outcome, could require us to expend significant financial resources. Internet privacy is a rapidly changing area and we may be subject to future requirements and legislation that are costly to implement and negatively impact our results.

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

The consumer goods and services sector was severely impacted by the ongoing COVID-19 pandemic, which resulted in mandatory store closures of uncertain duration due to social distancing measures imposed to control the pandemic and our licensees may continue to have difficulty selling their merchandise and meeting their financial obligations to us as the sector evolves following the acute phase of the pandemic.

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

We also face competition for highly skilled employees with experience in the industries in which we operate, and some of which requires a unique knowledge base. We may be unable to recruit or retain existing technical, sales and client support personnel that are critical to our ability to execute our business plan, with such difficulties exacerbated by the labor shortages that arose during the COVID-19 pandemic and persist throughout the economy. Additionally, the ongoing COVID-19 pandemic could affect the availability of our key personnel.

Risks Related to Data Security

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, clients and business partners, and personally identifiable information of our employees, in our servers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure is vulnerable to attacks by hackers or breach due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties. In addition, such a breach could disrupt our operations and the services we provide to our clients, damage our reputation, and cause a loss of confidence in our services, which could adversely affect our business and our financial condition.

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

In addition, the European Parliament and the Council of the European Union adopted a comprehensive general data privacy regulation (“GDPR”) in 2016 that took effect in May 2018 and governs the collection and use of personal data in the European Union. The GDPR, which is wide-ranging in scope, will impose several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, enhances enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater. In addition, the California Consumer Privacy Act effective since January 1, 2020 applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA established new requirements regarding handling of person data to entities serving or employing California residents, and gave consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. Such rights will be expanded under the California Privacy Rights Act (“CPRA”) once it goes into effect on January 1, 2023. In addition, similar laws have and may be adopted by other states where the Company does business. The impact of the CCPA and other state privacy laws on the Company’s business is yet to be determined.

During the initial phase of the COVID-19 pandemic, most of our personnel shifted to working remotely and many personnel continue to work remotely. Additional waves of the pandemic have, and may continue to, cause us to require periods of remote work for certain personnel or locations. We cannot predict the duration of these disruptions or the durability of the more general trend toward remote work. While we have made substantial investments on our information security infrastructure, this shift has could put stress on our information security infrastructure and increase the risk of a data breach and could require us to make further investments in our cybersecurity program.

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

Our executive officers, directors and their affiliates own or control, in the aggregate, approximately 27.1% of our outstanding common stock as of December 31, 2021. In particular, our Chairman and Co-Chief Executive Officer, Bryant R. Riley, owns or controls, in the aggregate, 5,627,388 shares of our common stock or 20.4% of our outstanding common stock as of December 31, 2021. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Trading of our common stock has in the past been highly volatile and the market price of shares of our common stock could continue to fluctuate substantially. Additionally, if we are not able to maintain our listing on NASDAQ, then our common stock will be quoted for trading on an over-the-counter quotation system and may be subject to more significant fluctuations in stock price and trading volume and large bid and ask price spreads.

We may not pay dividends regularly or at all in the future.

While we currently pay dividends quarterly, our Board of Directors may reduce or discontinue dividends at any time for any reason it deems relevant and there can be no assurances that we will continue to generate sufficient cash to pay dividends, or that we will continue to pay dividends with the cash that we do generate. The determination regarding the payment of dividends is subject to the discretion of our Board of Directors, and there can be no assurances that we will continue to generate sufficient cash to pay dividends, or that we will pay dividends in future periods.

Our level of indebtedness, and restrictions under such indebtedness, could adversely affect our operations and liquidity.

Our senior notes include: (a) the 6.75% 2024 Notes with an aggregate principal amount of approximately $111.2 million; (b) the 6.50% 2026 Notes with an aggregate principal amount of approximately $178.8 million; (c) the 6.375% 2025 Notes with an aggregate principal amount of approximately $144.5 million; (d) the 6.00% 2028 Notes with an aggregate principal amount of approximately $259.3 million; (e) the 5.50% 2026 Notes with an aggregate principal amount of approximately $214.2 million; (f) the 5.25% 2028 Notes with an aggregate principal amount of approximately $397.3 million; and (g) the 5.00% 2026 Notes with an aggregate principal amount of approximately $322.7 million. The Company periodically enters into At Market Issuance Sales Agreements with B. Riley Securities. The most recent sales agreement prospectus was filed by us with the SEC on January 5, 2022 (the “January 2022 Sales Agreement Prospectus”) superseding the prospectus filed with the SEC on August 11, 2021, the prospectus filed with the SEC on April 6, 2021, and the prospectus filed with the SEC on January 28, 2021. Pursuant to the January 2022 Sales Agreement, the Company may sell from time to time, at the Company’s option, up to an aggregate principal amount of $250.0 million, 6.75% 2024 Notes, 6.50% 2026 Notes, 6.375% 2025 Notes, 6.00% 2028 Notes, 5.50% 2026 Notes, 5.25% 2028 Notes, 5.00% 2026 Notes and Depositary Shares. As of December 31, 2021, the Company had $111.9 million available for offer and sale pursuant to the January 2022 Sales Agreement.

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

On December 19, 2018, BRPI Acquisition Co LLC (“BRPAC”), a Delaware limited liability company, UOL, and YMAX Corporation, a Delaware corporation (collectively, the “Borrowers”), indirect wholly owned subsidiaries of ours, in the capacity of borrowers, entered into a credit agreement with Banc of California, N.A. in its capacity as agent and lender and with the other lenders party thereto (the “BRPAC Credit Agreement”). Under the BRPAC Credit Agreement, we borrowed $80.0 million due December 19, 2023. Pursuant to the terms of the BRPAC Credit Agreement, we may request additional optional term loans in an aggregate principal amount of up to $10.0 million at any time prior to the first anniversary of the agreement date. On February 1, 2019, the Borrowers entered into the First Amendment to Credit Agreement and Joinder with City National Bank as a new lender in which the new lender extended to Borrowers the additional $10.0 million as further discussed in Note 11 to the accompanying financial statements. On December 31, 2020, the Borrowers entered into the Second Amendment to Credit Agreement pursuant to which, among other things, we borrowed an additional $75.0 million term loan, the proceeds of which the Borrowers’ will use to repay the outstanding principal amount of the existing term loans and optional loans and for other general corporate purposes. In April 2017, we amended our Credit Agreement with Wells Fargo Bank (the “Wells Fargo Credit Agreement”) to increase our retail liquidation line of credit from $100 million to $200 million.

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

The 5.00% 2026 Notes are quoted on NASDAQ under the symbol “RILYG,” the 5.25% 2028 Notes are quoted on NASDAQ under the symbol “RILYZ,” the 6.75% 2024 Notes are quoted on NASDAQ under the symbol “RILYO,” the 6.50% 2026 Notes are quoted on NASDAQ under the symbol “RILYN,” the 6.375% 2025 Notes are quoted on NASDAQ under the symbol “RILYM,” the 5.50% 2026 Notes are quoted on the NASDAQ under the symbol “RILYK” and the 6.00% 2028 Notes are quoted on NASDAQ under the symbol “RILYT”. We cannot provide any assurances that an active trading market will develop for our senior notes or that our senior note holders will be able to sell their senior notes. If the senior notes are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. Accordingly, we cannot assure our senior note holders that a liquid trading market will develop for our senior notes, that our senior note holders will be able to sell our senior notes at a particular time or that the price our senior note holders receive when they sell will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for our senior notes may be harmed. Accordingly, our senior note holders may be required to bear the financial risk of an investment in our senior notes for an indefinite period of time.

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

The rating for the 5.00% 2026 Notes, 5.25% 2028 Notes, 6.75% 2024 Notes, 6.50% 2026 Notes, 6.375% 2025 Notes, 5.50% 2026 Notes, or 6.00% 2028 Notes could at any time be revised downward or withdrawn entirely at the discretion of the issuing rating agency.

We have obtained a rating for the 5.00% 2026 Notes, 5.25% 2028 Notes, 6.75% 2024 Notes, 6.50% 2026 Notes, 6.375% 2025 Notes, 5.50% 2026 Notes, and 6.00% 2028 Notes (collectively, the “Rated Notes”). Ratings only reflect the views of the issuing rating agency or agencies and such ratings could at any time be revised downward or withdrawn entirely at the discretion of the issuing rating agency. A rating is not a recommendation to purchase, sell or hold any of the Rated Notes. Ratings do not reflect market prices or suitability of a security for a particular investor and the rating of the Rated Notes may not reflect all risks related to us and our business, or the structure or market value of the Rated Notes. We may elect to issue other securities for which we may seek to obtain a rating in the future. If we issue other securities with a rating, such ratings, if they are lower than market expectations or are subsequently lowered or withdrawn, could adversely affect the market for or the market value of the Rated Notes.

There is no established market for the Depositary Shares and the market value of the Depositary Shares could be substantially affected by various factors.

The Depositary Shares are an issue of securities with no established trading market. Although the shares are trading on the NASDAQ Global Market, an active trading market on the NASDAQ Global Market for the Depositary Shares may not develop or last, in which case the trading price of the Depositary Shares could be adversely affected. If an active trading market does develop on the NASDAQ Global Market, the Depositary Shares may trade at prices higher or lower than their initial offering price. The trading price of the Depositary Shares also depends on many factors, including, but not limited to:

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

The Company is allowed to issue additional shares of Existing Preferred Stock and additional series of preferred stock that would rank on a parity with the Existing Preferred Stock as to dividend payments and rights upon the Company’s liquidation, dissolution or winding up of the Company’s affairs pursuant to the Company’s certificate of incorporation and the certificate of designation for the Existing Preferred Stock without any vote of the holders of the Existing Preferred Stock. The Company’s certificate of incorporation authorizes the Company to issue up to 1,000,000 shares of preferred stock in one or more series on terms determined by the Company’s Board of Directors. However, the use of depositary shares enables the Company to issue significant amounts of preferred stock, notwithstanding the number of shares authorized by the Company’s certificate of incorporation. The issuance of additional shares of Existing Preferred Stock and additional series of parity preferred stock could have the effect of reducing the amounts available to the Existing Preferred stockholders upon the Company’s liquidation or dissolution or the winding up of the Company’s affairs. It also may reduce dividend payments on the Existing Preferred Stock issued and outstanding if the Company does not have sufficient funds to pay dividends on all Existing Preferred Stock outstanding and other classes of stock with equal priority with respect to dividends.

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

Holders of Depositary Shares have extremely limited voting rights.

The voting rights of holders of Depositary Shares are limited. The Company’s common stock is the only class of the Company’s securities that carries full voting rights. Voting rights for holders of Depositary Shares exist primarily with respect to the ability to elect (together with the holders of other outstanding series of the Company’s preferred stock, or Depositary Shares representing interests in the Company’s preferred stock, or additional series of preferred stock the Company may issue in the future and upon which similar voting rights have been or are in the future conferred and are exercisable) two additional directors to the Company’s Board of Directors in the event that six quarterly dividends (whether or not declared or consecutive) payable on the Existing Preferred Stock are in arrears, and with respect to voting on amendments to the Company’s certificate of incorporation or certificate of designation (in some cases voting together with the holders of other outstanding series of the Company’s preferred stock as a single class) that materially and adversely affect the rights of the holders of Depositary Shares (and other series of preferred stock, as applicable) or create additional classes or series of the Company’s stock that are senior to the Existing Preferred Stock, provided that in any event adequate provision for redemption has not been made. Other than the limited circumstances described in this prospectus supplement, holders of Depositary Shares will not have any voting rights.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our headquarters are located in Los Angeles, California in a leased facility. We believe that this facility and our other existing facilities are suitable and adequate for the business conducted therein, appropriately used and have sufficient capacity for their intended purpose.

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

As of February 18, 2022, there were approximately 119 holders of record of our Common Stock. This number does not include beneficial owners holding shares through nominees or in “street” name.

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

Share Performance Graph

The following graph compares the cumulative total shareholder return on our common share with the cumulative total return on the Russell 2000 Index and a peer group index for the period from December 31, 2016 to December 31, 2021. The graph and table below assume that $100 was invested on the starting date and dividends, if any, were reinvested on the date of payment without payment of any commissions. The performance shown in the graph and table represents past performance and should not be considered an indication of future performance.

As of December 31,	2016	2017	2018	2019	2020	2021
B. Riley Financial, Inc.	$100	$196	$160	$302	$563	$1,432
Russell 2000	$100	$135	$119	$147	$174	$198
Industry Peer Group	$100	$128	$108	$124	$148	$228

Our peer group index includes the following companies: Cowen Group, Inc., JMP Group LLC (whose performance metrics were included up to November 15, 2021 at which point it was acquired by Citizens Financial Group, Inc.), Oppenheimer Holdings Inc., and Stifel Financial Corp. These companies were selected because their businesses and operations were comparable to ours throughout or for some portion of the five-year period presented in the chart above.

The information provided above under the heading “Share Performance Graph” shall not be considered “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference in any filing under the Securities Act of 1933, as amended or the Exchange Act.

Item 6. RESERVED

None.

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

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: volatility in our revenues and results of operations; changing conditions in the financial markets; our ability to generate sufficient revenues to achieve and maintain profitability; our exposure to credit risk; the short term nature of our engagements; the accuracy of our estimates and valuations of inventory or assets in “guarantee” based engagements; competition in the asset management business; potential losses related to our auction or liquidation engagements; our dependence on communications, information and other systems and third parties; potential losses related to purchase transactions in our auction and liquidations business; the potential loss of financial institution clients; potential losses from or illiquidity of our proprietary investments; changing economic and market conditions, including increasing inflation; the continuing effects of the COVID-19 pandemic, or other pandemics or severe public health crises, and other related impacts including supply chain disruptions, labor shortages and increased labor costs; potential liability and harm to our reputation if we were to provide an inaccurate appraisal or valuation; potential mark-downs in inventory in connection with purchase transactions; failure to successfully compete in any of our segments; loss of key personnel; our ability to borrow under our credit facilities or at-the-market offering as necessary; failure to comply with the terms of our credit agreements or senior notes; our ability to meet future capital requirements; our ability to realize the benefits of our completed acquisitions, including our ability to achieve anticipated opportunities and cost savings, and accretion to reported earnings estimated to result from completed and proposed acquisitions in the time frame expected by management or at all; the diversion of management time on acquisition-related issues; the failure of our brand investment portfolio licensees to pay us royalties; and the intense competition to which our brand investment portfolio is subject. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Except as otherwise required by the context, references in this Annual Report to the “Company,” “B. Riley,” “B. Riley Financial,” “we,” “us” or “our” refer to the combined business of B. Riley Financial, Inc. and all of its subsidiaries.

Overview

General

B. Riley Financial, Inc. (NASDAQ: RILY) (“B. Riley” or the “Company”) is a diversified financial services platform and opportunistically invests in companies or assets with attractive risk-adjusted return profiles to benefit its shareholders. Through its affiliated subsidiaries, B. Riley provides a full suite of investment banking, corporate finance research, sales, and trading, as well as advisory, valuation, and wealth management, services. The Company’s major business lines include:

●	B. Riley Securities, a leading, full service investment bank that provides corporate finance, lending, research, securities lending and sales and trading services to corporate, institutional, and high net worth individual clients. It is nationally recognized for its proprietary small and mid-cap equity research. B. Riley Securities was established from the merger of B. Riley & Co, LLC and FBR Capital Markets & Co. in 2017.

●	B. Riley Wealth Management, which provides comprehensive wealth management and brokerage services to individuals and families, corporations and non-profit organizations, including qualified retirement plans, trusts, foundations, and endowments. The firm was formerly known as Wunderlich Securities, Inc., which the Company acquired in July 2017.

●	National Holdings Corporation (“National”), which provides wealth management, brokerage, insurance brokerage, tax preparation and advisory services, was acquired in February 2021.

●	B. Riley Capital Management, which is a Securities and Exchange Commission (“SEC”) registered investment advisor, that includes B. Riley Asset Management, an advisor to and/or manager of certain private funds.

●	B. Riley Advisory Services, which provides expert witness, bankruptcy, financial advisory, forensic accounting, valuation and appraisal, and operations management services to companies, financial institutions, and the legal community. B. Riley Advisory Services is primarily comprised of the bankruptcy and restructuring, forensic accounting, litigation support, and appraisal and valuation practices.

●	B. Riley Retail Solutions, which is a leading provider of asset disposition, liquidation, and auction solutions to a wide range of retail and industrial clients.

●	B. Riley Real Estate, which advises companies, financial institutions, investors, family offices and individuals on real estate projects worldwide. A core focus of B. Riley Real Estate, LLC is the restructuring of lease obligations in both distressed and non-distressed situations, both inside and outside of the bankruptcy process, on behalf of corporate tenants.

●	B. Riley Principal Investments, which identifies attractive investment opportunities and seeks to control or influence the operations of our portfolio company investments to deliver financial and operational improvements that will maximize the Company’s free cash flow, and therefore, shareholder returns. The team concentrates on opportunities presented by distressed companies or divisions that exhibit challenging market dynamics. Representative transactions include recapitalization, direct equity investment, debt investment, active minority investment and buyouts.

●	Communications consist of United Online, Inc. (“UOL” or “United Online”), which was acquired in July 2016, magicJack VocalTec Ltd. (“magicJack”), which was acquired in November 2018, a 40% equity interest in Lingo Management, LLC (“Lingo”), which was acquired in November 2020, and a mobile virtual network operator business (“Marconi Wireless”), which was acquired in October 2021. Upon receipt of certain regulatory approvals, the Company has the right to acquire an additional 40% equity interest in Lingo. The following briefly describes each such business:

○	UOL is a communications company that offers consumer subscription services and products, consisting of Internet access services and devices under the NetZero and Juno brands.

○	magicJack is a Voice over IP (“VoIP”) cloud-based technology and services and wireless mobile communications provider.

○	Lingo is a global cloud/UC and managed service provider.

○	Marconi Wireless is a mobile virtual network operator business that provides mobile phone voice, text, and data services and devices.

●	BR Brand Holding (“BR Brands”), in which the Company owns a majority interest, provides licensing of certain brand trademarks. BR Brands owns the assets and intellectual property related to licenses of six brands: Catherine Malandrino, English Laundry, Joan Vass, Kensie Girl, Limited Too and Nanette Lepore as well as investments in the Hurley and Justice brands with Bluestar Alliance LLC (“Bluestar”), a brand management company.

We are headquartered in Los Angeles with over 44 offices throughout the United States including New York, Chicago, Boston, Atlanta, Dallas, Memphis, Metro Washington D.C., West Palm Beach, and Boca Raton.

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

For financial reporting purposes, we classify our businesses into six operating segments: (i) Capital Markets, (ii) Wealth Management, (iii) Auction and Liquidation, (iv) Financial Consulting, (v) Principal Investments – Communications, and (vi) Brands.

Capital Markets Segment. Our Capital Markets segment provides a full array of investment banking, corporate finance, financial advisory, research, securities lending and sales and trading services to corporate, institutional, and individual clients. Our corporate finance and investment banking services include merger and acquisitions as well as restructuring advisory services to public and private companies, initial and secondary public offerings, and institutional private placements. In addition, we trade equity securities as a principal for our account, including investments in funds managed by our subsidiaries. Our Capital Markets segment also includes our asset management businesses that manage various private and public funds for institutional and individual investors.

Wealth Management Segment. Our Wealth Management segment provides wealth management and tax services to corporate and high net worth clients. We offer comprehensive wealth management services for corporate businesses that include investment strategies, executive services, retirement plans, lending & liquidity resources, and settlement solutions. Our wealth management services for individual client services provide investment management, education planning, retirement planning, risk management, trust coordination, lending & liquidity solutions, legacy planning, and wealth transfer. In addition, we supply market insights to provide unbiased guidance to make important financial decisions. Wealth management resources include market views from our investment strategists and B. Riley Securities’ proprietary equity research.

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

Principal Investments - Communications Segment. Our Principal Investments - Communications segment consists of businesses which have been acquired primarily for attractive investment return characteristics. Currently, this segment includes, among other investments, UOL, through which we provide consumer Internet access, magicJack, through which we provide VoIP communication and related product and subscription services, and Marconi Wireless, through which we provide mobile phone services and devices.

Brands Segment. Our Brands segment consists of our brand investment portfolio that is focused on generating revenue through the licensing of trademarks and is held by BR Brands.

Recent Developments

On January 19, 2022, we acquired FocalPoint Securities, LLC, an independent investment bank based in Los Angeles. The combination is expected to significantly expand B. Riley Securities’ mergers and acquisitions (“M&A”) advisory business and enhance its debt capital markets and financial restructuring capabilities. Founded in 2002, FocalPoint specializes in M&A, private capital advisory, financial restructuring, and special situation transactions. The firm includes approximately 50 investment banking professionals with deep industry specialization in high-growth sectors such as aerospace and defense, industrials, business services, consumer, healthcare, and technology/media/telecom. Our acquisition of FocalPoint builds upon the momentum and proven execution capabilities of both firms and is in line with our stated intent to expand capabilities in M&A advisory and fixed income. This combination provides strategic and financial sponsor clients with access to both firms’ proven execution capabilities and a full suite of end-to-end services from a single platform.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”).  In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.  During the fourth quarter of 2021, the full impact of the COVID-19 outbreak continued to evolve, with the emergence of variant strains and breakthrough infections becoming prevalent both in the U.S. and worldwide. As the U.S. economy recovers, aided by stimulus packages and fiscal and monetary policies, inflation has been rising at historically high rates, and the Federal Reserve has signaled that it will begin increasing the target federal funds effective rate. The impact of the COVID-19 outbreak and these related matters on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the success of vaccines and natural immunity in controlling the pandemic.  These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy continue to be highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted, our results of operations, financial position and cash flows may be materially adversely affected.

Results of Operations

The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results. A discussion of changes in our results of operations during the year ended December 31, 2020 compared to the year ended December 31, 2019 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K during the year ended December 31, 2020, filed with the SEC on March 4, 2021, which discussion is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov.

Consolidated Statements of Income

(Dollars in thousands)

	Year Ended		Year Ended
	December 31, 2021		December 31, 2020		Change
	Amount	%	Amount	%	Amount	%
Revenues:
Services and fees	$1,172,957	67.4%	$667,069	73.9%	$505,888	75.8%
Trading income and fair value adjustments on loans	386,676	22.2%	104,018	11.5%	282,658	n/m
Interest income - Loans and securities lending	122,723	7.1%	102,499	11.4%	20,224	19.7%
Sale of goods	58,205	3.3%	29,135	3.2%	29,070	99.8%
Total revenues	1,740,561	100.0%	902,721	100.0%	837,840	92.8%

Operating expenses:
Direct cost of services	54,390	3.1%	60,451	6.7%	(6,061)	(10.0%)
Cost of goods sold	26,953	1.5%	12,460	1.4%	14,493	116.3%
Selling, general and administrative expenses	906,196	52.1%	428,537	47.5%	477,659	111.5%
Restructuring charge	—	0.0%	1,557	0.2%	(1,557)	(100.0%)
Impairment of tradenames	—	0.0%	12,500	1.4%	(12,500)	(100.0%)
Interest expense - Securities lending and loan participations sold	52,631	3.0%	42,451	4.7%	10,180	24.0%
Total operating expenses	1,040,170	59.7%	557,956	61.9%	482,214	86.4%
Operating income	700,391	40.2%	344,765	38.2%	355,626	103.2%
Other income (expense):
Interest income	229	0.0%	564	0.1%	(335)	(59.4%)
Gain on extinguishment of loans and other	3,796	0.2%	—	0.0%	3,796	100.0%
Income (loss) on equity investments	2,801	0.2%	(623)	(0.1%)	3,424	n/m
Interest expense	(92,455)	(5.3%)	(65,249)	(7.2%)	(27,206)	41.7%
Income before income taxes	614,762	35.3%	279,457	31.0%	335,305	120.0%
Provision for income taxes	(163,960)	(9.4%)	(75,440)	(8.4%)	(88,520)	117.3%
Net income	450,802	25.9%	204,017	22.6%	246,785	121.0%
Net income (loss) attributable to noncontrolling interests	5,748	0.3%	(1,131)	(0.1%)	6,879	n/m
Net income attributable to B. Riley Financial, Inc.	445,054	25.6%	205,148	22.7%	239,906	116.9%
Preferred stock dividends	7,457	0.4%	4,710	0.5%	2,747	58.3%
Net income available to common shareholders	$437,597	25.1%	$200,438	22.2%	$237,159	118.3%

n/m - Not applicable or not meaningful.

Revenues

The table below and the discussion that follows are based on how we analyze our business.

	Year Ended		Year Ended
	December 31, 2021		December 31, 2020		Change
	Amount	%	Amount	%	Amount	%
Revenues - Services and fees
Capital Markets segment	$575,317	33.1%	$339,877	37.7%	$235,440	69.3%
Wealth Management segment	374,361	21.5%	72,345	8.0%	302,016	n/m
Auction and Liquidation segment	20,169	1.2%	63,101	7.0%	(42,932)	(68.0)%
Financial Consulting segment	94,312	5.4%	91,622	10.1%	2,690	2.9%
Principal Investments - Communications segment	88,490	5.1%	83,666	9.3%	4,824	5.8%
Brands segment	20,308	1.1%	16,458	1.8%	3,850	23.4%
Subtotal	1,172,957	67.4%	667,069	73.9%	505,888	75.8%

Revenues - Sale of goods
Auction and Liquidation segment	53,348	3.1%	25,663	2.8%	27,685	107.9%
Principal Investments - Communications segment	4,857	0.2%	3,472	0.4%	1,385	39.9%
Subtotal	58,205	3.3%	29,135	3.2%	29,070	99.8%

Trading income and fair value adjustments on loans
Capital Markets segment	379,053	21.8%	103,214	11.4%	275,839	n/m
Wealth Management segment	7,623	0.4%	804	0.1%	6,819	n/m
Subtotal	386,676	22.2%	104,018	11.5%	282,658	n/m

Interest income - Loans and securities lending
Capital Markets segment	122,723	7.1%	102,499	11.4%	20,224	19.7%

Total revenues	$1,740,561	100.0%	$902,721	100.0%	$837,840	92.8%

n/m - Not applicable or not meaningful.

Total revenues increased approximately $837.8 million to $1,740.6 million during the year ended December 31, 2021 from $902.7 million during the year ended December 31, 2020. The increase in revenues during the year ended December 31, 2021 was primarily due to an increase in revenue from services and fees of $505.9 million, an increase in revenue from trading income and fair value adjustments on loans of $282.7 million, an increase in revenue from sale of goods of $29.1 million, and an increase in revenue from interest income - loans and securities lending of $20.2 million, as further described below. The increase in revenue from services and fees of $505.9 million was primarily due to increases in revenue of $302.0 million in the Wealth Management segment, $235.4 million in the Capital Markets segment, $4.8 million in the Principal Investments - Communications segment, $3.9 million in the Brands segment, and $2.7 million in the Financial Consulting segment, partially offset by a decrease of $42.9 million in the Auction and Liquidation segment, as further described below.

Revenues from services and fees in the Capital Markets segment increased approximately $235.4 million, to $575.3 million during the year ended December 31, 2021 from $339.9 million during the year ended December 31, 2020. The increase in revenues was primarily due to increases in revenue of $203.2 million from corporate finance, consulting and investment banking fees, $26.0 million from the acquisition of National, $5.5 million in dividends, and $1.4 million in other income, partially offset by a decrease in revenue of $0.6 million from asset management fees.

Revenues from services and fees in the Wealth Management segment increased $302.0 million, to $374.4 million during the year ended December 31, 2021 from $72.3 million during the year ended December 31, 2020. The increase in revenues was primarily due to increases in revenue of $280.9 million from the acquisition of National, $20.7 million from wealth and asset management fees, and $0.5 million in other income.

Revenues from services and fees in the Auction and Liquidation segment decreased $42.9 million, to $20.2 million during the year ended December 31, 2021 from $63.1 million during the year ended December 31, 2020. The decrease in revenues was primarily due to fewer large retail fee liquidation engagements.

Revenues from services and fees in the Financial Consulting segment increased $2.7 million, to $94.3 million during the year ended December 31, 2021 from $91.6 million during the year ended December 31, 2020. The increase in revenues was primarily due to an increase in revenue of $2.4 million from advisory services.

Revenues from services and fees in the Principal Investments - Communications segment increased $4.8 million to $88.5 million during the year ended December 31, 2021 from $83.7 million during the year ended December 31, 2020. The increase in revenues was primarily due to $12.4 million from the acquisition of a mobile phone services business during Q4 2021, partially offset by a decrease in revenues of $7.6 million from subscription services.

Revenues from services and fees in the Brands segment increased approximately $3.9 million, to $20.3 million during the year ended December 31, 2021 from $16.4 million during the year ended December 31, 2020. The primary source of revenue included in this segment is the licensing of trademarks.

Trading income and fair value adjustments on loans increased $282.7 million to income of $386.7 million during the year ended December 31, 2021 compared to $104.0 million during the year ended December 31, 2020. This was primarily due to increases of $275.8 million in the Capital Markets segment and $6.8 million in the Wealth Management segment. The gain of $386.7 million during the year ended December 31, 2021 included realized and unrealized amounts earned on investments made in our proprietary trading accounts of $376.2 million and unrealized amounts on our loans receivable, at fair value of $10.5 million.

Interest income – loans and securities lending increased $20.2 million, to $122.7 million during the year ended December 31, 2021 from $102.5 million during the year ended December 31, 2020. Interest income from securities lending was $66.1 million and $51.3 million during the year ended December 31, 2021 and 2020, respectively. Interest income from loans was $56.6 million and $51.2 million during the year ended December 31, 2021 and 2020, respectively. The increase in interest income on loans was primarily due to the increase in lending activities in our Capital Markets segment which included an increase in loans receivable to $873.2 million as of December 31, 2021 from $390.7 million as of December 31, 2020.

Revenues – Sale of Goods

Revenues from the sale of goods increased $29.1 million, to $58.2 million during the year ended December 31, 2021 from $29.1 million during the year ended December 31, 2020. Revenues from sale of goods were primarily attributable to $46.1 million of sales of retail goods related to retail liquidation engagements in Europe, $6.1 million of sales of retail goods related to a retail liquidation engagement in the U.S., and $2.7 million in sales of magicJack devices that were sold in connection with VoIP services, partially offset by a decrease of $25.7 million from sales of goods related to multiple liquidation engagements that ended in 2020. Cost of goods sold during the years ended December 31, 2021 and 2020 was $27.0 million and $12.5 million, respectively, resulting in a gross margin of 53.7% and 57.2%, respectively.

Operating Expenses

Direct Cost of Services

Total direct costs decreased $6.1 million, to $54.4 million during the year ended December 31, 2021 from $60.5 million during the year ended December 31, 2020. Direct costs of services decreased by $10.0 million in the Auction and Liquidation segment, partially offset by an increase of $4.0 million in the Principal Investments - Communications segment. The decrease in direct costs in the Auction and Liquidation segment was primarily due to a decrease in the number of retail fee type engagements performed during the year ended December 31, 2021, partially offset by an increase of $11.7 million of direct costs incurred on a retail liquidation engagement in Europe, where we purchased inventory for resale and as part of the retail liquidation engagement we incurred costs related to the store operations which primarily related to expenses for occupancy, payroll and other store operating costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses during the years ended December 31, 2021 and 2020 were comprised of the following:

Selling, General and Administrative Expenses

	Year Ended		Year Ended
	December 31, 2021		December 31, 2020		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$347,591	38.4%	$201,348	47.0%	$146,243	72.6%
Wealth Management segment	366,050	40.3%	70,248	16.4%	295,802	n/m
Auction and Liquidation segment	14,069	1.6%	12,359	2.9%	1,710	13.8%
Financial Consulting segment	77,418	8.5%	68,579	16.0%	8,839	12.9%
Principal Investments - Communications segment	36,240	4.0%	31,363	7.3%	4,877	15.6%
Brands segment	5,923	0.7%	5,747	1.3%	176	3.1%
Corporate and Other segment	58,905	6.5%	38,893	9.1%	20,012	51.5%
Total selling, general & administrative expenses	$906,196	100.0%	$428,537	100.0%	$477,659	111.5%

Total selling, general and administrative expenses increased $477.7 million to $906.2 million during the year ended December 31, 2021 from $428.5 million during the year ended December 31, 2020. The increase of $477.7 million in selling, general and administrative expenses was due to increases of $146.2 million in the Capital Markets segment, $295.8 million in the Wealth Management segment, $1.7 million in the Auction and Liquidation segment, $8.8 million in the Financial Consulting segment, $4.9 million in the Principal Investments - Communications segment, $0.2 million in the Brands segment, and $20.0 million in the Corporate and Other segment, as described below.

Capital Markets

Selling, general and administrative expenses in the Capital Markets segment increased by $146.2 million to $347.6 million during the year ended December 31, 2021 from $201.3 million during the year ended December 31, 2020. The increase was primarily due to increases of $85.4 million in payroll and related expenses, $32.1 million in consulting expenses, $18.7 million from the acquisition of National, and $10.3 million in investment banking deal expenses, partially offset by a decrease in depreciation and amortization of $0.3 million.

Wealth Management

Selling, general and administrative expenses in the Wealth Management segment increased by $295.8 million to $366.1 million during the year ended December 31, 2021 from $70.2 million during the year ended December 31, 2020. The increase was primarily due to increases of $280.8 million from the acquisition of National and $16.7 million in payroll and related expenses, partially offset by decreases of $1.3 million in legal expenses and $0.5 million in other expenses.

Auction and Liquidation

Selling, general and administrative expenses in the Auction and Liquidation segment increased by $1.7 million to $14.1 million during the year ended December 31, 2021 from $12.4 million during the year ended December 31, 2020. The increase was primarily due to an increase of $3.5 million in other business development activities, partially offset by decreases of $0.7 million in payroll and related expenses, $0.6 million in outside contractors, and $0.4 million in foreign currency fluctuations.

Financial Consulting

Selling, general and administrative expenses in the Financial Consulting segment increased by $8.8 million to $77.4 million during the year ended December 31, 2021 from $68.6 million during the year ended December 31, 2020. The increase was primarily due to increases of $5.7 million in payroll and related expenses, $1.8 million in legal expenses, $0.7 million in other expenses, $0.6 million in travel and entertainment expenses, and $0.2 million in occupancy expenses.

Principal Investments - Communications

Selling, general and administrative expenses in the Principal Investments - Communications segment increased by $4.9 million to $36.2 million during the year ended December 31, 2021 from $31.4 million during the year ended December 31, 2020. The increase was primarily due to increases of $1.2 million in communications expenses, $0.9 million in payroll and related expenses, $0.8 million due to a legal settlement accrual release in 2020, $0.8 million in transaction costs, $0.7 million in other expenses, and $0.5 million in other business development activities expenses.

Brands

Selling, general and administrative expenses in the Brands segment increased by $0.2 million to $5.9 million during the year ended December 31, 2021 from $5.7 million during the year ended December 31, 2020.

Corporate and Other

Selling, general and administrative expenses for the Corporate and Other segment increased $20.0 million to $58.9 million during the year ended December 31, 2021 from $38.9 million during the year ended December 31, 2020. The increase was primarily due to increases of $18.9 million in payroll and related expenses, $8.0 million in gains on extinguishment of debt, and $4.0 million from the consolidation of special purpose acquisition corporations (“SPACs”), partially offset by decreases of $8.7 million in legal settlement accrual, primarily due to recording a pre-acquisition litigation claim related to one of our acquired subsidiaries, $1.8 million in other expenses, and $0.8 million in legal expenses.

During the year ended December 31, 2021, we repurchased $513.8 million of our senior notes with an aggregate face value of $504.1 million, resulting in a loss net of expenses, premiums paid, and original issue discount of $6.5 million. The total redemption payments included approximately $6.5 million in accrued interest.

During the year ended December 31, 2020, we repurchased bonds with an aggregate face value of $3.4 million for $1.8 million resulting in a gain net of expenses of $1.6 million. As part of the repurchase, we paid $0.03 million in interest accrued through the date of each respective repurchase.

Impairment of tradenames. Due to the impact of the COVID-19 outbreak on economic activity and market volatility, we tested our intangible assets as of March 31, 2020 and June 30, 2020 and made the determination that the indefinite-lived tradenames in the Brands segment were impaired and the Company recognized impairment charges of $12.5 million during the year ended December 31, 2020. There was no impairment recognized during the year ended December 31, 2021.

Other Income (Expense). Other income included interest income of $0.2 million during the year ended December 31, 2021 compared to $0.6 million during the year ended December 31, 2020. Gain on extinguishment of loans and other in the amount of $3.8 million during the year ended December 31, 2021 was primarily due to a gain of $6.5 million from National PPP loans that were forgiven by the SBA, partially offset by a loss of $2.7 million due to changes in fair value of warrant liabilities. Income on equity investments was $2.8 million during the year ended December 31, 2021 compared to a loss of $0.6 million during the year ended December 31, 2020. Interest expense was $92.5 million during the year ended December 31, 2021 compared to $65.2 million during the year ended December 31, 2020. The increase in interest expense was primarily due to increases in interest expense of $20.2 million from the issuance of senior notes, $5.9 million from the Nomura term loan, and $1.9 million from the Nomura revolver.

Income Before Income Taxes. Income before income taxes increased $335.3 million to $614.8 million during the year ended December 31, 2021 from $279.5 million during the year ended December 31, 2020. The increase in income before income taxes was primarily due to increases in revenues of approximately $837.8 million, gain on extinguishment of loans and other of $3.8 million, and income from equity investments of $3.4 million, partially offset by increases in operating expenses of $482.2 million, interest expense of $27.2 million, and a decrease in interest income of $0.3 million.

Provision for Income Taxes. Provision for income taxes was $164.0 million during the year ended December 31, 2021 compared to $75.4 million during the year ended December 31, 2020. The effective income tax rate was a provision of 26.7% during the year ended December 31, 2021 as compared to a provision of 27.0% during the year ended December 31, 2020.

Net Income (Loss) Attributable to Noncontrolling Interest. Net income attributable to noncontrolling interests represents the proportionate share of net income (loss) generated by membership interests of partnerships that we do not own. The net income attributable to noncontrolling interests was $5.7 million during the year ended December 31, 2021 compared to a net loss of $1.1 million during the year ended December 31, 2020.

Net Income Attributable to the Company. Net income attributable to the Company during the year ended December 31, 2021 was $445.1 million, an increase of $239.9 million, from net income attributable to the Company of $205.1 million during the year ended December 31, 2020. The increase was primarily due to increases in operating income of $355.6 million, gain on extinguishment of loans and other of $3.8 million, and income from equity investments of $3.4 million, partially offset by increases in provision for income taxes of $88.5 million, interest expense of approximately $27.2 million, net income attributable to noncontrolling interests of $6.9 million, and a decrease in interest income of $0.3 million.

Preferred Stock Dividends. Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends are payable quarterly in arrears. On January 11, 2021, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on January 29, 2021 to holders of record as of the close of business on January 21, 2021. On April 5, 2021, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on April 30, 2021 to holders of record as of the close of business on April 20, 2021. On July 8, 2021, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on August 2, 2021 to holders of record as of the close of business on July 21, 2021. On October 6, 2021, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on November 1, 2021 to holders of record as of the close of business on October 21, 2021.

Holders of Series B Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends are payable quarterly in arrears. On January 11, 2021, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on January 29, 2021 to holders of record as of the close of business on January 21, 2021. On April 5, 2021, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on April 30, 2021 to holders of record as of the close of business on April 20, 2021. On July 8, 2021, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on August 2, 2021 to holders of record as of the close of business on July 21, 2021. On October 6, 2021, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on November 1, 2021 to holders of record as of the close of business on October 21, 2021.

Net Income Available to Common Shareholders. Net income available to common shareholders during the year ended December 31, 2021 was $437.6 million, an increase of $237.2 million, from net income available to common shareholders of $200.4 million during the year ended December 31, 2020. The increase was primarily due to increases in operating income of $355.6 million, gain on extinguishment of loans and other of $3.7 million, and income from equity investments of $3.4 million, partially offset by increases in provision for income taxes of $88.5 million, interest expense of approximately $27.2 million, net income attributable to noncontrolling interests of $6.9 million, preferred stock dividends of $2.7 million, and a decrease in interest income of $0.3 million.

Liquidity and Capital Resources

Our operations are funded through a combination of existing cash on hand, cash generated from operations, borrowings under our senior notes payable, term loans and credit facilities, and special purpose financing arrangements. During the years ended December 31, 2021 and 2020, we generated net income attributable to the Company of $445.1 million and $205.2 million, respectively. Our cash flows and profitability are impacted by capital markets engagements performed on a quarterly and annual basis and amounts realized from the sale of our investments in marketable securities.

As of December 31, 2021, we had $278.9 million of unrestricted cash and cash equivalents, $0.9 million of restricted cash, $1,532.1 million of securities and other investments, at fair value, $873.2 million of loans receivable, at fair value, and $2,033.3 million of borrowings outstanding. The borrowings outstanding of $2,033.3 million as of December 31, 2021 included $1,606.6 million of borrowings from the issuance of the series of senior notes that are due at various dates ranging from May 31, 2024 to August 31, 2028 with interest rates ranging from 5.00% to 6.75%, $346.4 million term loans borrowed pursuant to the BRPAC Credit Agreement and Nomura Credit Agreement discussed below, $80.0 million of revolving credit facility under the Nomura credit facility discussed below, and $0.4 million of notes payable.

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

Cash Flow Summary

Following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities during the years ended December 31, 2021 and 2020. A discussion of cash flows during the year ended December 31, 2019 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Liquidity and Capital Resources” in our Annual Report on Form 10-K during the year ended December 31, 2020, filed with the SEC on March 4, 2021, which discussion is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

	Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Net cash provided by (used in):
Operating activities	$50,894	$57,689
Investing activities	(956,534)	21,790
Financing activities	1,081,045	(80,692)
Effect of foreign currency on cash	(382)	1,311
Net increase in cash, cash equivalents and restricted cash	$175,023	$98

Cash provided by operating activities was $50.9 million during the year ended December 31, 2021 compared to cash provided by operating activities of $57.7 million during the year ended December 31, 2020. Cash provided by operating activities during the year ended December 31, 2021 included net income of $450.8 million adjusted for noncash items of $91.5 million and changes in operating assets and liabilities of $491.4 million. Noncash items of $91.5 million included deferred income taxes of $61.8 million, share-based compensation of $36.0 million, depreciation and amortization of $25.9 million, loss on extinguishment of debt of $6.1 million, dividends from equity investments of $2.1 million, provision for doubtful accounts of $1.5 million, effect of foreign currency on operations of $0.1 million, and income allocated for mandatorily redeemable noncontrolling interests of $0.9 million, partially offset by interest and other of $22.3 million, fair value adjustments of $7.6 million, gain on extinguishment of loans of $6.5 million, gain on equity investments of $3.5 million, income from equity investments of $2.8 million, and impairment of leaseholds, intangibles and lease loss accrual and gain on disposal of fixed assets of $0.1 million. Cash provided by operating activities during the year ended December 31, 2020 included net income of $204.0 million adjusted for noncash items of $123.4 million and changes in operating assets and liabilities of $269.7 million. Noncash items of $123.4 million included deferred income taxes of $61.6 million, noncash fair value adjustments of $22.0 million, depreciation and amortization of $19.4 million, share-based compensation of $18.6 million, other noncash interest and other of $16.8 million, impairment of leaseholds, intangibles and lease loss accrual and gain on disposal of fixed assets of $14.1 million, provision for doubtful accounts of $3.4 million, gain on extinguishment of debt of $1.6 million, dividends from equity investments of $1.3 million, income allocated for mandatorily redeemable noncontrolling interests of $1.2 million, and loss on equity investments of $0.6 million.

Cash used in investing activities was $956.5 million during the year ended December 31, 2021 compared to cash provided by investing activities of $21.8 million during the year ended December 31, 2020. During the year ended December 31, 2021, cash used in investing activities consisted of cash used for purchases of loans receivable of $738.9 million, cash of $345.0 million used to fund two trust accounts for the future redemption of our subsidiaries’ redeemable common stock, cash used for acquisition of businesses of $28.3 million, cash used for repayments of loan participations sold of $15.2 million, cash used for purchases of property and equipment and intangible assets of $0.7 million, and purchases of equity investments of $0.6 million, partially offset by cash received from loans receivable repayment of $172.1 million. During the year ended December 31, 2020, cash provided by investing activities consisted of funds received from trust account of subsidiary of $320.5 million, cash received from loans receivable repayment of $90.1 million, loan participations sold of $6.9 million, and proceeds from sale of loans receivable to related party of $1.8 million, partially offset by cash used for purchases of loans receivable of $207.5 million, cash of $176.8 million used to fund a trust account for the future redemption of one of our subsidiaries’ redeemable common stock, cash used for purchases of equity investments of $7.5 million, repayments of loan participations sold of $2.2 million, cash used for acquisition of businesses of $1.5 million and cash used for purchases of property and equipment and intangible assets of $2.0 million.

Cash provided by financing activities was $1,081.0 million during the year ended December 31, 2021 compared to cash used in financing activities of $80.7 million during the year ended December 31, 2020. During the year ended December 31, 2021, cash provided by financing activities primarily consisted of $1,249.1 million proceeds from issuance of senior notes, $345.0 million proceeds from initial public offering of subsidiaries, $300.0 million proceeds from our term loan, $80.0 million proceeds from revolving line of credit, $64.7 million proceeds from our offering of common stock, $13.7 million contributions from noncontrolling interests, $14.7 million proceeds from our offering of preferred stock, partially offset by $507.3 million used to repurchase our senior notes, $347.1 million used to pay dividends on our common shares, $37.6 million used to repay our notes payable, $33.4 million used to pay debt issuance costs, $20.7 million used for repayment on our term loan, $16.5 million distribution to noncontrolling interests, $9.6 million used for payment of employment taxes on vesting of restricted stock, $7.5 million used to pay dividends on our preferred shares, $2.7 million used to repurchase our common stock, and $3.7 million used for payment of participating note payable and contingent consideration. During the year ended December 31, 2020, cash used in financing activities primarily consisted of $318.8 million used for redemption of subsidiary temporary equity and distributions, $67.3 million used for repayment on our term loan, $48.2 million used to repurchase our common stock, $38.8 million used to pay dividends on our common shares, $37.1 million used for repayment of our asset based credit facility, $22.6 million used for payment of employment taxes on vesting of restricted stock, $9.8 million used to pay debt issuance and offering costs, $4.7 million used to pay dividends on our preferred shares, $4.3 million used for payment of participating note payable and contingent consideration, $3.8 million distribution to noncontrolling interests, $1.8 million used to repurchase our senior notes, and $0.4 million used to repay our other notes payable, partially offset by $186.8 million proceeds from issuance of senior notes, $175.0 million proceeds from initial public offering of subsidiaries, $75.0 million proceeds from our term loan, $39.5 million proceeds from our offering of preferred stock, and $0.6 million contributions from noncontrolling interests.

Credit Agreements

Nomura Credit Agreement

On June 23, 2021, we, and our wholly owned subsidiaries, BR Financial Holdings, LLC (the “Primary Guarantor”), and BR Advisory & Investments, LLC (the “Borrower”) entered into a credit agreement (as amended prior to the Second Amendment (as defined below) the “Credit Agreement”) with Nomura Corporate Funding Americas, LLC, as administrative agent (the “Administrative Agent”), and Wells Fargo Bank, N.A., as collateral agent (the “Collateral Agent”), for a four-year $200.0 million secured term loan credit facility (the “Term Loan Facility”) and a four-year $80.0 million revolving loan credit facility (the “Revolving Credit Facility”).

On December 17, 2021 (the “Amendment Date”), we, the Primary Guarantor, and the Borrower entered into a Second Incremental Amendment to Credit Agreement (the “Second Amendment”), by and among us, the Primary Guarantor, the Borrower, each of the subsidiary guarantors signatory thereto, each of the lenders party thereto, the Administrative Agent and the Collateral Agent, pursuant to which the Borrower established an incremental facility in an aggregate principal amount of $100.0 million (the “Incremental Facility” and the incremental term loans made thereunder, the “Incremental Term Loans”) of secured term loans under the Credit Agreement on terms identical to those applicable to the Term Loan Facility. The Borrower borrowed the full amount of the Incremental Term Loans on the Amendment Date. The Term Loan Facility, Revolving Credit Facility, and Incremental Facility, together, (“Credit Facilities”), mature on June 23, 2025, subject to acceleration or prepayment.

Eurodollar loans under the Credit Facilities accrue interest at the Eurodollar Rate plus an applicable margin of 4.50%. Base rate loans accrue interest at the Base Rate plus an applicable margin of 3.50%. In addition to paying interest on outstanding borrowings under the Revolving Credit Facility, we are required to pay a quarterly commitment fee based on the unused portion of the Revolving Credit Facility, which is determined by the average utilization of the Revolving Credit Facility for the immediately preceding fiscal quarter.

Subject to certain eligibility requirements, the assets of certain subsidiaries of ours that hold credit assets, private equity assets, and public equity assets are placed into a borrowing base, which serves to limit the borrowings under the Credit Facilities. If borrowings under the Credit Facilities exceed the borrowing base, we are obligated to prepay the loans in an aggregate amount equal to such excess. The Credit Agreement and the Second Amendment contain certain representations and warranties (subject to certain agreed qualifications) that are customary for financings of this kind.

The Credit Agreement and the Second Amendment contain certain affirmative and negative covenants customary for financings of this type that, among other things, limit our, the Primary Guarantor’s, the Borrower’s, and the Borrower’s subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests. In addition, the Credit Agreement and the Second Amendment contain a financial covenant that requires us to maintain Operating EBITDA of at least $135.0 million and the Primary Guarantor to maintain net asset value of at least $1,100.0 million. The Credit Agreement and the Second Amendment contain customary events of default, including with respect to a failure to make payments under the credit facilities, cross-default, certain bankruptcy and insolvency events and customary change of control events.

Commencing on September 30, 2022, the Term Loan Facility and Incremental Facility will amortize in equal quarterly installments of 1.25% of the aggregate principal amount of the term loan as of the closing date with the remaining balance due at final maturity. Quarterly installments from September 30, 2022 to March 31, 2025 are in the amount of $3.8 million per quarter.

As of December 31, 2021, the outstanding balance on the Term Loan Facility and Incremental Facility was $292.7 million (net of unamortized debt issuance costs of $7.4 million). Interest on the term loan during the year ended December 31, 2021 was $5.9 million (including amortization of deferred debt issuance costs of $0.8 million). The interest rate on the term loan as of December 31, 2021 was 4.72%.

We had an outstanding balance of $80.0 million under the Revolving Credit Facility as of December 31, 2021. Interest on the revolving facility during the year ended December 31, 2021 was $1.9 million (including unused commitment fees of $0.08 million and amortization of deferred financing costs of $0.3 million). The interest rate on the Revolving Credit Facility as of December 31, 2021 was 4.67%.

We are in compliance with all financial covenants in the Nomura Credit Agreement as of December 31, 2021.

Wells Fargo Credit Agreement

On April 21, 2017, we amended the asset based credit facility agreement (as amended, the “Credit Agreement”) with Wells Fargo Bank to increase the maximum borrowing limit from $100.0 million to $200.0 million. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. The Credit Agreement continues to allow for borrowings under a separate credit agreement (a “UK Credit Agreement”) dated March 19, 2015 with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom with borrowings up to 50.0 million British Pounds. Any borrowing on the UK Credit Agreement reduces the availability of the asset based $200.0 million credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. The Credit Agreement continues to include the addition of our Canadian subsidiary, from the October 5, 2016 amendment to the Credit Agreement, to facilitate borrowings to fund retail liquidation transactions in Canada. From time to time, we utilize this credit facility to fund costs and expenses incurred in connection with liquidation engagements. We also utilize this credit facility in order to issue letters of credit in connection with liquidation engagements conducted on a guaranteed basis. Subject to certain limitations and offsets, we are permitted to borrow up to $200.0 million under the credit facility, less the aggregate principal amount borrowed under the UK Credit Agreement (if in effect). Borrowings under the credit facility are only made at the discretion of the lender and are generally required to be repaid within 180 days. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility is secured by the proceeds received for services rendered in connection with the liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract, if any. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related credit agreement. We typically seek borrowings on an engagement-by-engagement basis. The Credit Agreement contains certain covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge, or consolidate and enter into certain transactions with affiliates. There was no outstanding balance on this credit facility as of December 31, 2021 or 2020. As of December 31, 2021, there were no open letters of credit outstanding.

We are in compliance with all financial covenants in the asset based credit facility as of December 31, 2021.

BRPAC Credit Agreement

On December 19, 2018, BRPI Acquisition Co LLC (“BRPAC”), a Delaware limited liability company, UOL, and YMAX Corporation, Delaware corporations (collectively, the “Borrowers”), indirect wholly owned subsidiaries of ours, in the capacity of borrowers, entered into a credit agreement (the “BRPAC Credit Agreement”) with Banc of California, N.A. in its capacity as agent (the “Agent”) and lender and with the other lenders party (the “Closing Date Lenders”). Under the BRPAC Credit Agreement, we borrowed $80.0 million due December 19, 2023. Pursuant to the terms of the BRPAC Credit Agreement, we may request additional optional term loans in an aggregate principal amount of up to $10.0 million at any time prior to the first anniversary of the agreement date. On February 1, 2019, the Borrowers entered into the First Amendment to Credit Agreement and Joinder with City National Bank as a new lender in which the new lender extended to Borrowers the additional $10.0 million.

On December 31, 2020, the Borrowers, the Secured Guarantors, the Agent, and the Closing Date Lenders, entered into the Second Amendment to Credit Agreement (the “Second Amendment”) pursuant to which, among other things, (i) the Lenders agreed to make a new $75.0 million term loan to the Borrowers, the proceeds of which the Borrowers’ will use to repay the outstanding principal amount of the existing Terms Loans and Optional Loans and for other general corporate purposes, (ii) the Borrowers were permitted to make a one-time Permitted Distribution (as defined in the Second Amendment) in the amount of $30.0 million on the date of the Second Amendment, (iii) the maturity date of the new Term Loans is five (5) years from the date of the Second Amendment, (iv) the interest rate margin was increased by 25 basis points as set forth in the Second Amendment, (v) the Borrowers agreed to make mandatory prepayments of the Term Loans from a portion of the Consolidated Excess Cash Flow (as defined in the Credit Agreement), (vi) the maximum Consolidated Total Funded Debt Ratio (as defined in the Credit Agreement) was increased as set forth in the Second Amendment and (vii) the Company and B. Riley Principal Investments, LLC entered into a reaffirmation of their guarantees of the Borrowers’ obligations under the Credit Agreement. Additionally, the Borrowers paid a commitment fee and an arrangement fee, each based on a percentage of the aggregate commitments, in each case upon the closing of the Second Amendment.

On December 16, 2021, the Borrowers, the Secured Guarantors, the Agent, and the Closing Date Lenders, entered into the Third Amendment to Credit Agreement (the “Third Amendment”) pursuant to which, among other things, replaced LIBOR with the Secured Overnight Financing Rate (“SOFR”) reference rate and the Borrowers were permitted to make a one-time Permitted Distribution (as defined in the Third Amendment) in the amount of $30.0 million on the date of the Third Amendment.

The borrowings under the amended BRPAC Credit Agreement bear interest equal to the SOFR rate plus a margin of 2.75% to 3.25% depending on the Borrowers’ consolidated total funded debt ratio as defined in the BRPAC Credit Agreement. As of December 31, 2021 and 2020, the interest rate on the amended BRPAC Credit Agreement was at 3.17% and 3.40%, respectively.

Principal outstanding under the amended BRPAC Credit Agreement is due in quarterly installments. Quarterly installments from March 31, 2022 to December 31, 2022 are in the amount of $4.1 million per quarter, from March 31, 2023 to December 31, 2023 are in the amount of $3.6 million per quarter, from March 31, 2024 to December 31, 2024 are in the amount of $3.1 million per quarter, from March 31, 2025 to December 31, 2025 are $2.8 million per quarter, and the remaining principal balance is due at final maturity on December 31, 2025.

As of December 31, 2021 and 2020, the outstanding balance on the term loan was $53.7 million (net of unamortized debt issuance costs of $0.6 million), and $74.2 million (net of unamortized debt issuance costs of $0.8 million), respectively. Interest expense on the term loan during the years ended December 31, 2021 and 2020, was $2.5 million (including amortization of deferred debt issuance costs of $0.3 million) and $2.4 million (including amortization of deferred debt issuance costs of $0.3 million), respectively.

We are in compliance with all financial covenants in the amended BRPAC Credit Agreement as of December 31, 2021.

Preferred Stock Offering

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

Senior Note Offerings

During the year ended December 31, 2021, we issued $223.4 million of senior notes due with maturities dates ranging from May 2023 to August 2028 pursuant to At the Market Issuance Sales Agreements with B. Riley Securities, which governs the program of at-the-market sales of our senior notes. We filed a series of prospectus supplements with the SEC which allowed us to sell these senior notes.

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

On August 4, 2021, we issued $316.3 million of senior notes due in August 2028 (“5.25% 2028 Notes”). Interest on the 5.25% 2028 Notes is payable quarterly at 5.25%. The 5.25% 2028 Notes are unsecured and due and payable in full on August 31, 2028. In connection with the issuance of the 5.25% 2028 Notes, we received net proceeds of $308.7 million (after underwriting commissions, fees, and other issuance costs of $7.6 million). The Notes bear interest at the rate of 5.25% per annum.

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

On December 3, 2021, we issued $322.7 million of senior notes due in December 2026 (“5.00% 2026 Notes”). Interest on the 5.00% 2026 Notes is payable quarterly at 5.00%. The 5.00% 2026 Notes are unsecured and due and payable in full on December 31, 2026. In connection with the issuance of the 5.00% 2026 Notes, we received net proceeds of $317.6 million (after underwriting commissions, fees, and other issuance costs of $5.0 million). The Notes bear interest at the rate of 5.00% per annum.

As of December 31, 2021 and December 31, 2020, the total senior notes outstanding was $1,606.6 million (net of unamortized debt issue costs of $21.5 million) and $870.8 million (net of unamortized debt issue costs of $9.6 million) with a weighted average interest rate of 5.69% and 6.95%, respectively. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes totaled $81.5 million and $61.2 million, during the years ended December 31, 2021 and 2020, respectively.

The most recent sales agreement prospectus was filed by us with the SEC on January 5, 2022 (the “January 2022 Sales Agreement Prospectus”), supplementing the prospectus filed on August 11, 2021, the prospectus filed on April 6, 2021, and the prospectus filed on January 28, 2021. This program provides for the sale by the Company of up to $250.0 million of certain of the Company’s senior notes. As of December 31, 2021, the Company had $111.9 million remaining availability under the January 2022 Sales Agreement.

Off Balance Sheet Arrangements

Information about our off-balance sheet arrangements is included in Note 17 of the Notes to Consolidated Financial Statements. Such information is hereby incorporated by reference.

Dividends

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. During the years ended December 31, 2021 and 2020, we paid cash dividends on our common stock of $347.1 million and $38.8 million, respectively. On February 23, 2022, the Company declared a regular quarterly dividend of $1.00 per share, which will be paid on or about March 23, 2022 to stockholders of record as of March 9, 2022. On October 28, 2021, we declared a regular dividend of $1.00 per share and special dividend of $3.00 per share that will be paid on or about November 23, 2021 to stockholders of record as of November 9, 2021. On July 29, 2021, we declared a regular dividend of $0.50 per share and special dividend of $1.50 per share that was paid on August 26, 2021 to stockholders of record as of August 13, 2021. On May 3, 2021, we declared a regular dividend of $0.50 per share and special dividend of $2.50 per share that was paid on May 28, 2021 to stockholders of record as of May 17, 2021. On October 28, 2021, the Board of Directors announced an increase to the regular quarterly dividend from $0.50 per share to $1.00 per share. While it is the Board’s current intention to make regular dividend payments of $1.00 per share each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

A summary of our common stock dividend activity during the years ended December 31, 2021 and 2020 was as follows:

			Regular	Special	Total
Date	Date	Stockholder	Dividend	Dividend	Dividend
Declared	Paid	Record Date	Amount	Amount	Amount
October 28, 2021	November 23, 2021	November 9, 2021	$1.000	$3.000	$4.000
July 29, 2021	August 26, 2021	August 13, 2021	0.500	1.500	2.000
May 3, 2021	May 28, 2021	May 17, 2021	0.500	2.500	3.000
February 25, 2021	March 24, 2021	March 10, 2021	0.500	3.000	3.500
October 28, 2020	November 24, 2020	November 10, 2020	0.375	0.000	0.375
July 30, 2020	August 28, 2020	August 14, 2020	0.300	0.050	0.350
May 8, 2020	June 10, 2020	June 1, 2020	0.250	0.000	0.250
March 3, 2020	March 31, 2020	March 17, 2020	0.250	0.100	0.350

Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $0.03 million liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends are payable quarterly in arrears. As of December 31, 2021, dividends in arrears in respect of the Depositary Shares were $0.8 million. On January 11, 2021, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on January 29, 2021 to holders of record as of the close of business on January 21, 2021. On April 5, 2021, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on April 30, 2021 to holders of record as of the close of business on April 20, 2021. On July 8, 2021, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on August 2, 2021 to holders of record as of the close of business on July 21, 2021. On October 6, 2021, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on November 1, 2021 to holders of record as of the close of business on October 21, 2021. On January 10, 2022, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on January 31, 2022 to holders of record as of the close of business on January 21, 2022.

Holders of Series B Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $25 thousand liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends are payable quarterly in arrears. As of December 31, 2021, dividends in arrears in respect of the Depositary Shares were $0.5 million. On January 11, 2021, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on January 29, 2021 to holders of record as of the close of business on January 21, 2021. On April 5, 2021, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on April 30, 2021 to holders of record as of the close of business on April 20, 2021. On July 8, 2021, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on August 2, 2021 to holders of record as of the close of business on July 21, 2021. On October 6, 2021, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on November 1, 2021 to holders of record as of the close of business on October 21, 2021. On January10, 2022, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid January 31, 2022 to holders of record as of the close of business on January 21, 2022.

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

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for certain items such as valuation of securities, reserves for accounts receivable, the fair value of loans receivable, intangible assets and goodwill, share based arrangements and accounting for income tax valuation allowances, recovery of contract assets and sales returns and allowances. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”).  In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.  During the fourth quarter of 2021, the full impact of the COVID-19 outbreak continued to evolve, with the emergence of variant strains and breakthrough infections becoming prevalent both in the U.S. and worldwide. As the U.S. economy recovers, aided by stimulus packages and fiscal and monetary policies, inflation has been rising at historically high rates, and the Federal Reserve has signaled that it will begin increasing the target federal funds effective rate. The impact of the COVID-19 outbreak and these related matters on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the success of vaccines and natural immunity in controlling the pandemic. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy continue to be highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted, our results of operations, financial position and cash flows may be materially adversely affected.

Our significant accounting policies are described in Note 2 to the consolidated financial statements included elsewhere in this Annual Report. Management believes that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our financial statements.

Revenue Recognition. We recognize revenues under Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers

Revenues are recognized when control of the promised goods or performance obligations for services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for the goods or services.

Revenues from contracts with customers in the Capital Markets segment, Wealth Management segment, Auction and Liquidation segment, Financial Consulting segment, Principal Investments – Communications segment and Brands segment are primarily comprised of the following:

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

Fees from asset management services are recognized over the period the performance obligation for the services are provided. Asset management fees are primarily comprised of fees for asset management services and are generally based on the dollar amount of the assets being managed.

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

Wealth Management segment - Fees from wealth management asset advisory services consist primarily of investment advisory fees that are recognized over the period the performance obligation for the services provided. Investment advisory and asset management fees are primarily comprised of fees for investment services and are generally based on the dollar amount of the assets being managed. Investment advisory fee revenues as a principal registered investment advisor (RIA) are recognized on a gross basis. Asset management fee revenues as an agent are recognized on a net basis.

Revenues from sales and trading are recognized when the performance obligation is satisfied and include commissions resulting from equity securities transactions executed as agent and are recorded on a trade date basis.

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

Principal Investments – Communications Segment – Revenues in the Principal Investments - Communications segment are primarily comprised of subscription services revenues which consist of fees charged to United Online pay accounts; revenues from the sale of the magicJack access rights; revenues from access rights renewals and mobile apps; prepaid minutes revenues; revenues from access and wholesale charges; service revenue from UCaaS hosting services; and revenues from mobile phone voice, text, and data services. Products revenues consist of revenues from the sale of magicJack, mobile phone, and mobile broadband service devices, including the related shipping and handling and installation fees, if applicable. This segment’s revenues also include advertising revenues which consist primarily of amounts from the Company’s Internet search partner that are generated as a result of users utilizing the partner’s Internet search services and amounts generated from display advertisements. The Company recognizes such advertising revenues in the period in which the advertisement is displayed or, for performance-based arrangements, when the related performance criteria are met.

Subscription service revenues are recognized over time in the service period in which the transaction price has been determinable and the related performance obligations for services are provided to the customer. Fees charged to customers in advance are initially recorded in the consolidated balance sheets as deferred revenue and then recognized ratably over the service period as the performance obligations are provided.

Product revenues for hardware and shipping are recognized at the time of delivery. Revenues from sales of devices and services represent revenues recognized from sales of the magicJack devices to retailers, wholesalers, or direct to customers, net of returns, and rights to access the Company’s servers over the period associated with the access right period, and from sales of mobile phones and voice, text, and data services. The transaction price for devices is allocated between equipment and service based on stand-alone selling prices. Revenues allocated to devices are recognized upon delivery (when control transfers to the customer), and service revenue is recognized ratably over the service term. The Company estimates the return of magicJack device direct sales as part of the transaction price using a six month rolling average of historical returns.

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

The Company reviews the carrying value of its amortizable intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. During the year ended December 31, 2020, the Company determined that the COVID-19 outbreak was a triggering event for testing the indefinite-lived tradenames in the Brands segment during the first quarter and again in the second quarter and determined that the indefinite-lived tradenames in the Brands segment were impaired. As a result, the Company recognized impairment charges of $12,500, during the year ended December 31, 2020, which are included in restructuring charge in the Company’s consolidated statements of income. During the year ended December 31, 2021, the Company recognized no impairment of intangibles.

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

Investments in partnership interests include investments in private equity partnerships that primarily invest in equity securities, bonds, and direct lending funds. We also invest in priority investment funds and the underlying securities held by these funds are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. The Company’s partnership and investment fund interests are valued based on the Company’s proportionate share of the net assets of the partnerships and funds; the value for these investments is derived from the most recent statements received from the general partner or fund administrator. These partnership and investment fund interests are valued at net asset value (“NAV”) in accordance with ASC 820 - Fair Value Measurements.

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

In June 2018, the Company adopted the 2018 Employee Stock Purchase Plan (“Purchase Plan”) which allows eligible employees to purchase common stock through payroll deductions at a price that is 85% of the market value of the common stock on the last day of the offering period. In accordance with the provisions of ASC 718 - Compensation – Stock Compensation, the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan.

Income Taxes. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect during the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction, the eligible carryforward period, and other circumstances. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. Tax benefits of operating loss carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced.

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

Recent Accounting Standards

See Note 2(ac) to the accompanying financial statements for recent accounting standards we have not yet adopted and recently adopted.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We periodically use derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain loans receivable and Auction and Liquidation engagements with operations outside the United States. During the year ended December 31, 2020, our use of derivatives consisted of the purchase of forward exchange contracts in the amount of 12.7 million Euros, of which 6.7 million Euros were settled. As of December 31, 2021 and 2020, forward exchange contracts in the amount of 6.0 million Euros were outstanding.

The forward exchange contracts were entered into to improve the predictability of cash flows related to a retail store liquidation engagement and a loan receivable. The net gain from forward exchange contracts was $1.1 million and net loss was $0.3 million during the years ended December 31, 2021 and 2020, respectively. This amount is reported as a component of selling, general and administrative expenses in the consolidated statements of income.

We transact business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Transaction gains (losses) are included in selling, general and administrative expenses in our consolidated statements of income.

Interest Rate Risk

Our primary exposure to market risk consists of risk related to changes in interest rates. We utilize borrowings under our senior notes payable and credit facilities to fund costs and expenses incurred in connection with our acquisitions and retail liquidation engagements. Borrowings under our senior notes payable are at fixed interest rates and borrowings under our credit facilities bear interest at a floating rate of interest. In our portfolio of securities owned we invest in loans receivable that primarily bear interest at a floating rate of interest. If floating rates of interest had increased by 1% during the year ended December 31, 2021, the rate increase would have resulted in an increase in interest expense of $4.3 million.

The primary objective of our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income we receive from investments without significantly increasing risk. To achieve these objectives, our investments allow us to maintain a portfolio of cash equivalents, short-term investments through a variety of securities owned that primarily includes common stocks, loans receivable and investments in partnership interests. Our cash and cash equivalents through December 31, 2021 included amounts in bank checking and liquid money market accounts. We may be exposed to interest rate risk through trading activities in convertible and fixed income securities as well as U.S. Treasury securities, however, based on our daily monitoring of this risk, we believe we currently have limited exposure to interest rate risk in these activities.

Foreign Currency Risk

The majority of our operating activities are conducted in U.S. dollars. Revenues generated from our foreign subsidiaries totaled $50.5 million during the year ended December 31, 2021 or 2.9% of our total revenues of $1,741.0 million during the year ended December 31, 2021. The financial statements of our foreign subsidiaries are translated into U.S. dollars at period-end rates, with the exception of revenues, costs, and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (loss). Transaction gains (losses), which were included in our consolidated statements of income, amounted to a gain of $1.3 million and loss of $0.6 million during the years ended December 31, 2021 and 2020, respectively. We may be exposed to foreign currency risk; however, our operating results during the year ended December 31, 2021 included $50.5 million of revenues and $42.8 million of operating expenses from our foreign subsidiaries and a 10% appreciation or depreciation of the U.S. dollar relative to the local currency exchange rates would result in an approximately $0.7 million change in our operating income during the year ended December 31, 2021.

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

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that as of December 31, 2021 our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

On February 25, 2021, we completed the acquisition of National Holdings Corporation (“National”). We are in the process of integrating National and will be conducting an evaluation of internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002. Excluding the National acquisition, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter to which this report relates that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Management has excluded from its assessment of internal controls over financial reporting as of December 31, 2021 the internal control over financial reporting of National and their subsidiaries, which we acquired in a purchase business combination on February 25, 2021. National’s total assets and total revenues represents 2.6% and 18.0%, respectively, of our related consolidated financial statements amounts as of and for the year ended December 31, 2021.

Our independent registered public accounting firm, Marcum LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in their report which is included in the Financial Statements of this Annual Report on Form 10-K.

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

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2021.

Item 11. EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2021.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2021.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2021.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2021.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements. The Company’s Consolidated Financial Statements required to be filed in the Annual Report on the Form 10-K and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements and the effectiveness of internal control over financial reporting of the Company, are hereby filed as part of this report, beginning on page F-1.

2.	Financial Statement Schedules. Financial Statement Schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included in the consolidated financial statements or the notes thereto.

(b)	Exhibits and Index to Exhibits, below.

(c) Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation, as amended, dated as of August 17, 2015.	10-Q	3.1	8/3/2018

3.2	Amended and Restated Bylaws, dated as of November 6, 2014.	10-Q	3.6	11/6/2014

3.3	Amendment to Amended and Restated Bylaws of B. Riley Financial, Inc., dated April 3, 2019.	8-K	3.1	4/9/2019

3.4	Certificate of Designation designating the 6.875% Series A Cumulative Perpetual Preferred Stock of B. Riley Financial, Inc.	8-K	3.1	10/7/2019

3.5	Certificate of Designation designating the 7.375% Series B Cumulative Perpetual Preferred Stock of B. Riley Financial, Inc.	8-K	3.1	9/4/2020

4.1	Form of common stock certificate.	10-K	4.1	3/30/2015

4.2	Base Indenture, dated as of November 2, 2016, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	11/2/2016

4.3	Second Supplemental Indenture, dated as of May 31, 2017, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	5/31/2017

4.4	Form of 7.50% Senior Note due 2027 (included in Exhibit 4.3).	8-K	4.1	5/31/2017

4.5	Third Supplemental Indenture, dated as of December 13, 2017, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	12/13/2017

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
4.6	Form of 7.25% Senior Note due 2027 (included in Exhibit 4.5).	8-K	4.1	12/13/2017

4.7	Fourth Supplemental Indenture, dated as of May 17, 2018, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	5/17/2018

4.8	Form of 7.375% Senior Note due 2023 (included in Exhibit 4.7).	8-K	4.2	5/17/2018

4.9	Fifth Supplemental Indenture, dated as of September 11, 2018, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	9/11/2018

4.10	Form of 6.875% Senior Note due 2023 (included in Exhibit 4.9).	8-K	4.2	9/11/2018

4.11	Second Supplemental Indenture, dated as of September 23, 2019, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	4.3	9/23/2019

4.12	Form of 6.50% Senior Note due 2026 (included in Exhibit 4.11).	8-K	4.4	9/23/2019

4.13	Deposit Agreement, dated October 7, 2019, among B. Riley Financial, Inc., Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, with respect to B. Riley Financial, Inc.’s 6.875% Series A Cumulative Perpetual Preferred Stock.	8-K	4.1	10/7/2019

4.14	Form of Specimen Certificate representing the 6.875% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share, of B. Riley Financial, Inc.	8-K	4.2	10/7/2019

4.15	Form of Depositary Receipt.	8-K	4.3	10/7/2019

4.16	Third Supplemental Indenture, dated as of February 12, 2020, by and between the Company and The Bank of New York Mellon Trust Company National Association, as Trustee.	8-K	4.4	2/12/2020

4.17	Form of 6.375% Senior Note due 2025 (included in Exhibit 4.16).	8-K	4.4	2/12/2020

4.18	Deposit Agreement, dated September 4, 2020, among B. Riley Financial, Inc., Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, with respect to B. Riley Financial, Inc.’s 7.375% Series B Cumulative Perpetual Preferred Stock	8-K	4.1	9/4/2020

4.19	Form of Specimen certificate representing the 7.375% Series B Cumulative Perpetual Preferred Stock, par value $0.0001 per share, of B. Riley Financial, Inc.	8-K	4.2	9/4/2020

4.20	Form of Depositary Receipt.	8-K	4.3	9/4/2020

4.21	Fourth Supplemental Indenture, dated as of January 25, 2021, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.5	1/25/2021

4.22	Form of 6.00% Senior Note due 2028	8-K	4.6	1/25/2021

4.23	Fifth Supplemental Indenture, dated as of March 29, 2021, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.6	3/29/2021

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
4.24	Form of 5.50% Senior Note due 2026	8-K	4.7	3/29/2021

4.25	Sixth Supplemental Indenture, dated as of August 6, 2021, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.7	8/6/2021

4.26	Form of 5.25% Senior Note due 2028	8-K	4.8	8/6/2021

4.27	Seventh Supplemental Indenture, dated as of December 3, 2021, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.8	12/3/2021

4.28	Form of 5.00% Senior Note due 2026	8-K	4.9	12/3/2021

4.29*	Description of Registered Securities

10.1	Security Agreement, dated as of October 21, 2008, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association (Successor to Wells Fargo Retail Finance, LLC).	10-Q	10.8	8/31/2009

10.2	Escrow Agreement, dated as of July 31, 2009, by and among Alternative Asset Management Acquisition Corp., the registrant, Andrew Gumaer, as the Member Representative, and Continental Stock Transfer & Trust Company.	8-K	10.6	8/6/2009

10.3#	Form of Director and Officer Indemnification Agreement.	8-K	10.11	8/6/2009

10.4	Loan and Security Agreement (Accounts Receivable & Inventory Line of Credit), dated as of May 17, 2011, by and between BFI Business Finance and Great American Group Advisory & Valuation Services, LLC.	8-K	10.1	5/26/2011

10.5	Second Amended and Restated Credit Agreement, dated as of July 15, 2013, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association.	8-K	10.1	7/19/2013

10.6	Third Amended and Restated Guaranty, dated as of July 15, 2013, by and between the registrant and Great American Group, LLC, in favor of Wells Fargo Bank, National Association.	8-K	10.2	7/19/2013

10.7	Uncommitted Liquidation Finance Agreement, dated as of March 19, 2014, by and among GA Asset Advisors Limited, each special purpose vehicle affiliated to GA Asset Advisors Limited which accedes to such agreement, and Burdale Financial Limited.	8-K	10.1	3/25/2014

10.8	Master Guarantee and Indemnity, dated as of March 19, 2014, by and among GA Asset Advisors Limited, the registrant, Great American Group, LLC, Great American Group WF, LLC, Burdale Financial Limited and Wells Fargo Bank, National Association.	8-K	10.2	3/25/2014

10.9	First Amendment to Credit Agreement and Limited Consent and Waiver, dated as of May 28, 2014, by and among Wells Fargo Bank, National Association, Great American Group WF, LLC, Great American Group, Inc. and Great American Group, LLC.	10-Q	10.8	8/14/2014

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
10.10	Third Amendment to Credit Agreement, dated as of February 5, 2015, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association.	10-Q	10.7	5/7/2015

10.11	Fourth Amendment to Credit Agreement, dated as of February 19, 2015, by and between Great American Group WF, LLC, GA Retail, Inc. and Wells Fargo Bank, National Association.	10-Q	10.8	5/7/2015

10.12#	Amended and Restated 2009 Stock Incentive Plan.	10-Q	10.1	8/11/2015

10.13#	Amended and Restated 2009 Stock Incentive Plan – Form of Restricted Stock Unit Agreement.	10-Q	10.2	8/11/2015

10.14#	Amended and Restated 2009 Stock Incentive Plan – Stock Bonus Program and Form of Stock Bonus Award Agreement.	10-Q	10.3	8/11/2015

10.15#	B. Riley Financial, Inc. Management Bonus Plan.	8-K	10.1	8/18/2015

10.16	Fifth Amendment to Credit Agreement, dated June 10, 2016, by and among Great American Group WF, LLC, GA Retail, Inc. and Wells Fargo Bank, National Association.	10-Q	10.1	8/5/2016

10.17	Sixth Amendment and Joinder under Credit Facility among Great American Group WF, LLC and Wells Fargo Bank, National Association as Lender October 5, 2016.	10-Q	10.1	11/14/2016

10.18	Seventh Amendment to Credit Agreement, dated as of April 21, 2017, by and among Great American Group WF, LLC, GA Retail, Inc., GA Retail Canada, ULC, Wells Fargo Bank, National Association and Wells Fargo Capital Finance Corporation Canada.	8-K	10.1	4/27/2017

10.19	Warrant Agreement, dated as of July 3, 2017, by and between the registrant and Continental Stock Transfer & Trust Company.	8-K	10.1	7/5/2017

10.20#	Registration Rights Agreement, dated as of July 3, 2017, by and among the registrant and the persons listed on the signature pages thereto.	8-K	10.4	7/5/2017

10.21#	Employment Agreement, dated as of January 1, 2018, by and between the registrant and Bryant R. Riley.	8-K	10.1	1/5/2018

10.22#	Employment Agreement, dated as of January 1, 2018, by and between the registrant and Thomas J. Kelleher.	8-K	10.2	1/5/2018

10.23#	Employment Agreement, dated as of January 1, 2018, by and between the registrant and Phillip J. Ahn.	8-K	10.4	1/5/2018

10.24#	Employment Agreement, dated as of January 1, 2018, by and between the registrant and Alan N. Forman.	10-K	10.42	3/14/2018

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
10.25	Debt Conversion and Purchase and Sale Agreement, dated January 12, 2018, by and among the registrant, bebe stores, inc. and The Manny Mashouf Living Trust.	8-K	10.1	1/16/2018

10.26#	Employment Agreement, dated as of July 10, 2018, by and between the registrant and Kenneth M. Young.	8-K	10.1	7/16/2018

10.27#	Employment Agreement, dated as of July 10, 2018, by and between B. Riley FBR, Inc. and Andrew Moore.	8-K	10.2	7/16/2018

10.28#	Amendment No. 1 to Employment Agreement, dated as of July 10, 2018, by and between the registrant and Bryant R. Riley.	8-K	10.3	7/16/2018

10.29#	Amendment No. 1 to Employment Agreement, dated as of July 10, 2018, by and between the registrant and Thomas Kelleher.	8-K	10.4	7/16/2018

10.30#	2018 Employee Stock Purchase Plan.	8-K	10.1	7/31/2018

10.31	Credit Agreement, dated December 19, 2018.	8-K	10.1	12/27/2018

10.32	First Amendment to Credit Agreement and Joinder, dated February 1, 2019	8-K	10.2	2/7/2019

10.33	Second Amendment to Credit Agreement, dated December 31, 2020	8-K	10.1	1/6/2021

10.34	Security and Pledge Agreement, dated December 19, 2018.	8-K	10.2	12/27/2018

10.35	Unconditional Guaranty and Pledge Agreement by B. Riley Principal Investments, LLC, dated December 19, 2018.	8-K	10.3	12/27/2018

10.36	Unconditional Guaranty by the registrant, dated December 19, 2018.	8-K	10.3	12/27/2018

10.37#	Amendment to Amended and Restated 2009 Stock Incentive Plan.	10-Q	10.4	11/1/2019

10.38	Form of Restricted Stock Unit Award Agreement (Time-Vesting) under the B. Riley Financial, Inc. 2021 Stock Incentive Plan.	8-K	10.01	5/28/2021

10.39	B. Riley Financial, Inc. 2021 Stock Incentive Plan, incorporated by reference to Appendix A to the Company’s definitive proxy statement, dated April 20, 2021 filed with the Securities and Exchange Commission.	8-K	10.01	6/3/2021

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
10.40	Credit agreement, dated June 23, 2021, among B. Riley Financial, Inc., BR Financial Holdings, LLC, BR Advisory & Investments, LLC, each of the lenders from time to time parties thereto, Nomura Corporate Funding Americas, LLC, and Wells Fargo Bank, N.A.	8-K	10.1	6/25/2021

10.41	Master Receivables Purchase Agreement, dated as of December 20, 2021, between B. Riley Receivables, LLC and W.S. Badcock Corporation	8-K	10.1	12/22/2021

10.42	Servicing Agreement, dated as of December 20, 2021, between B. Riley Receivables, LLC and W.S. Badcock Corporation	8-K	10.2	12/22/2021

10.43	Form of Director and Officer Indemnification Agreement	8-K	10.3	12/22/2021

10.44*	Third Amendment to Credit Agreement, dated as of December 16, 2021.

10.45*	Second Incremental Amendment to Credit Agreement, dated as of December 17, 2021.

10.46*#	PRSU Grant Agreement

14.1	B. Riley – Code of Business Conduct and Ethics_022321	8-K	14.1	3/01/2021

21.1*	Subsidiary List

23.1*	Consent of Marcum LLP

31.1*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.3*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Securities and Exchange Commission upon request.
#	Management contract or compensatory plan or arrangement.
§	The Company has omitted certain information contained in this exhibit pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and, if publicly disclosed, would likely cause competitive harm to the Company. Certain schedules and annexes to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or annex will be furnished to the U.S. Securities and Exchange Commission or its staff upon request.
^	Pursuant to Item 601(b)(10) of Regulation S-K, certain annexes to the agreement have not been filed herewith. The registrant agrees to furnish supplementally a copy of any omitted annex to the Securities and Exchange Commission upon request.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B. Riley Financial, Inc.

Date: February 25, 2022	/s/ PHILLIP J. AHN
(Phillip J. Ahn, Chief Financial Officer and Chief Operating Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ BRYANT R. RILEY	Co-Chief Executive Officer Chairman of the Board	February 25, 2022
(Bryant R. Riley)	(Principal Executive Officer)

/s/ THOMAS J. KELLEHER	Co-Chief Executive Officer Director	February 25, 2022
(Thomas J. Kelleher)

/s/ PHILLIP J. AHN	Chief Financial Officer Chief Operating Officer	February 25, 2022
(Phillip J. Ahn)	(Principal Financial Officer)

/s/ HOWARD E. WEITZMAN	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2022
(Howard E. Weitzman)

/s/ ROBERT L. ANTIN	Director	February 25, 2022
(Robert L. Antin)

/s/ ROBERT D’AGOSTINO	Director	February 25, 2022
(Robert D’Agostino)

/s/ TAMMY BRANDT	Director	February 25, 2022
(Tammy Brandt)

/s/ RENÉE E. LABRAN	Director	February 25, 2022
(Renée E. LaBran)

/s/ RANDALL E. PAULSON	Director	February 25, 2022
(Randall E. Paulson)

/s/ MICHAEL J. SHELDON	Director	February 25, 2022
(Michael J. Sheldon)

/s/ MIMI K. WALTERS	Director	February 25, 2022
(Mimi K. Walters)

/s/ MIKEL H. WILLIAMS	Director	February 25, 2022
(Mikel H. Williams)

B. RILEY FINANCIAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

B. Riley Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of B. Riley Financial, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated February 25, 2022, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Accounting for acquisition of National Holdings Corporation (“National”)

Description of the Matter

As discussed in Note 1 of the financial statements, the Company completed an acquisition of the remaining 55% of National outstanding shares that the Company did not previously own and settlement of outstanding share based awards amounting to approximately $35,314,000. The transaction was accounted for using the acquisition method of accounting whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Auditing the Company's accounting for the acquisition of National was complex due to the significant estimates in determining the fair value of its identifiable intangible assets, which principally consisted of customer relationships and trademarks. The uncertainty of significant estimates was primarily due to the sensitivity of the underlying assumptions related to future performance of the acquired business. The significant assumptions used to estimate the fair value of the customer relationships included the future operating performance and cash flows generated by the customer relationships and a discount rate. The significant assumptions used to estimate the fair value of the trademarks included the projected revenues generated by the trademarks, a royalty rate, and a discount rate. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

Our audit procedures related to the accounting for the acquisition of National to address this critical audit matter included the following:

●	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for acquisitions, including the valuation of identifiable intangible assets
●	We tested the Company's controls over management’s review of the identifiable intangible asset valuation models, as well as the significant assumptions used in the valuation models.
●	Additionally we read the purchase agreement to identify the significant terms, and tested management’s process for estimating the fair value of customer relationships and trademarks including:
o	We involved our valuation specialists to assist in our evaluation of the methodologies used by the Company and the significant assumptions included in the fair value estimates, which included guideline companies, discount rates, internal rate of return, weighted average cost of capital, weighted average return on assets.
o	We evaluated the reasonableness of management’s forecasts of future cash flows by comparing projections to historical results and applying a reasonable growth rate.
o	We compared the significant assumptions to the historical results of the acquired business and performed retrospective review of the actual results compared to the projected cash flows.

Valuation of Certain Level 3 Investments

Description of the Matter

The Company estimates the fair value of certain investments and loans receivable utilizing valuation models with unobservable inputs. Unlike Level 1 and 2 inputs, Level 3 inputs are unobservable, supported by little or no market activity, and are significant to the fair value of certain investments and loans receivable. As of December 31, 2021, the Company had equity securities of $377,549,000 and loan receivables recorded at fair value of $873,186,000 utilizing Level 3 inputs.

Subjective and challenging judgment is required by management to determine the assumptions and valuation methodology to record financial assets at their fair value using Level 3 inputs. Auditing management’s models to determine the fair value of certain investments and loans receivable was complex and required judgment, particularly when evaluating inputs such as discount rates, projected EBITDA, multiples of EBITDA, projected revenue, multiples of revenue, multiple of PV-10, expected annualized volatility rates and market interest rates. These assumptions are affected by expectations about future economic and industry factors as well as estimates of the investee’s future growth.

How We Addressed the Matter in Our Audit

Our audit procedures related to the valuation of certain Level 3 Investments to address this critical audit matter included the following:

●	We obtained an understanding of the control environment, evaluating the design effectiveness, and testing the operating effectiveness of controls over the Company’s process to establish a valuation methodology and determine assumptions used in valuation models to record financial assets at their fair value. For example, we tested management’s review controls over the significant assumptions described above as well as over the data used in the valuation models.
●	With assistance from our valuation specialists, we evaluated the reasonableness of the valuation methodology and significant assumptions; tested inputs for reasonableness, including discount rates, multiples of revenue, multiple of PV-10, expected annualized volatility rates and market interest rates; and corroborated with audit evidence from external sources or comparisons to other companies in the industry.
●	We tested the Company's process used to develop the revenue, projected EBITDA, multiples of EBITDA, projected revenue, multiple of PV-10 and EBITDA projections evaluated audit evidence from events or transactions occurring after the measurement date for comparison to management’s estimate.

Accounting for investments in variable interest entities

Description of the Matter

As discussed in Note 2 (ab) to the consolidated financial statements, the Company holds interests in various entities that meet the characteristics of a variable interest entity (“VIE”). The Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE, which requires consolidation based upon the following criteria:

a)	the power to direct the activities of the entity that most significantly impact its economic success,
b)	the obligation to absorb the expected losses of the entity, or
c)	the right to receive the expected residual returns of the entity; or
d)	the voting rights of some investors in the entity are not proportional to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

We identified the accounting for investments in variable interest entities to be a critical audit matter. Evaluating the Company’s judgments in determining whether an entity is a VIE and the primary beneficiary of each VIE required a high degree of complex auditor judgment.

How We Addressed the Matter in Our Audit

Our audit procedures related to the accounting for investments in variable interest entities to address this critical audit matter included the following:

●	We tested certain internal controls over the Company’s process to identify and account for a VIE. These included controls related to the consideration of various interests in an entity, and determining whether the Company is the primary beneficiary of the VIE.
●	We obtained and read the agreements in which the Company evaluated and compared the terms of the agreements to the Company’s assessment.
●	We reviewed the Company’s VIE analyses to determine if the VIE meets the criteria for consolidation in accordance with Accounting Standards Codification (“ASC”) 810, Consolidations.
●	We evaluated the factors considered to determine whether the Company omitted any significant potential variable interests in their analyses.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2009.

New York, NY

February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

B. Riley Financial, Inc.

Opinion on Internal Control over Financial Reporting

We have audited B. Riley Financial, Inc.'s (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2021 and 2020 and the related consolidated statements of income, comprehensive income, equity, and cash flows and the related notes for each of the three years in the period ended December 31, 2021 of the Company, and our report dated February 25, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ Marcum LLP

Marcum LLP

New York, NY

February 25, 2022

PART IV. FINANCIAL INFORMATION

Item 15. Financial Statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except par value)

	December 31,	December 31,
	2021	2020
Assets
Assets:
Cash and cash equivalents	$278,933	$103,602
Restricted cash	927	1,235
Due from clearing brokers	29,657	7,089
Securities and other investments owned, at fair value	1,532,095	777,319
Securities borrowed	2,090,966	765,457
Accounts receivable, net	49,673	40,806
Due from related parties	2,074	986
Loans receivable, at fair value (includes $167,744 and $295,809 from related parties as of December 31, 2021 and 2020, respectively)	873,186	390,689
Prepaid expenses and other assets	463,502	93,174
Operating lease right-of-use assets	56,969	48,799
Property and equipment, net	12,870	11,685
Goodwill	250,568	227,046
Other intangible assets, net	207,651	190,745
Deferred tax assets, net	2,848	4,098
Total assets	$5,851,919	$2,662,730

Liabilities and Equity
Liabilities:
Accounts payable	$6,326	$2,722
Accrued expenses and other liabilities	343,750	173,178
Deferred revenue	69,507	68,651
Deferred tax liabilities, net	93,055	34,248
Due to related parties and partners	—	327
Due to clearing brokers	69,398	13,672
Securities sold not yet purchased	28,623	10,105
Securities loaned	2,088,685	759,810
Operating lease liabilities	69,072	60,778
Notes payable	357	37,967
Loan participations sold	—	17,316
Revolving credit facility	80,000	—
Term loans	346,385	74,213
Senior notes payable, net	1,606,560	870,783
Total liabilities	4,801,718	2,123,770

Commitments and contingencies (Note 17)
Redeemable noncontrolling interests in equity of subsidiaries	345,000	—

B. Riley Financial, Inc. stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 4,512 and 3,971 shares issued and outstanding as of December 31, 2021 and 2020, respectively; liquidation preference of $112,790 and $99,260 as of December 31, 2021 and 2020, respectively.	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 27,591,028 and 25,777,796 shares issued and outstanding as of December 31, 2021 and 2020, respectively.	3	3
Additional paid-in capital	413,486	310,326
Retained earnings	248,862	203,080
Accumulated other comprehensive loss	(1,080)	(823)
Total B. Riley Financial, Inc. stockholders’ equity	661,271	512,586
Noncontrolling interests	43,930	26,374
Total equity	705,201	538,960
Total liabilities and equity	$5,851,919	$2,662,730

The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollars in thousands, except share data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Services and fees	$1,172,957	$667,069	$460,493
Trading income and fair value adjustments on loans	386,676	104,018	106,463
Interest income - Loans and securities lending	122,723	102,499	77,221
Sale of goods	58,205	29,135	7,935
Total revenues	1,740,561	902,721	652,112

Operating expenses:
Direct cost of services	54,390	60,451	58,824
Cost of goods sold	26,953	12,460	7,575
Selling, general and administrative expenses	906,196	428,537	385,219
Restructuring charge	—	1,557	1,699
Impairment of tradenames	—	12,500	—
Interest expense - Securities lending and loan participations sold	52,631	42,451	32,144
Total operating expenses	1,040,170	557,956	485,461
Operating income	700,391	344,765	166,651

Other income (expense):
Interest income	229	564	1,577
Gain on extinguishment of loans and other	3,796	—	—
Income (loss) from equity investments	2,801	(623)	(1,431)
Interest expense	(92,455)	(65,249)	(50,205)
Income before income taxes	614,762	279,457	116,592
Provision for income taxes	(163,960)	(75,440)	(34,644)
Net income	450,802	204,017	81,948
Net income (loss) attributable to noncontrolling interests	5,748	(1,131)	337
Net income attributable to B. Riley Financial, Inc.	445,054	205,148	81,611
Preferred stock dividends	7,457	4,710	264
Net income available to common shareholders	$437,597	$200,438	$81,347

Basic income per common share	$15.99	$7.83	$3.08
Diluted income per common share	$15.09	$7.56	$2.95

Weighted average basic common shares outstanding	27,366,292	25,607,278	26,401,036
Weighted average diluted common shares outstanding	29,005,602	26,508,397	27,529,157

The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$450,802	$204,017	$81,948
Other comprehensive income (loss):
Change in cumulative translation adjustment	(257)	1,165	173
Other comprehensive income (loss), net of tax	(257)	1,165	173
Total comprehensive income	450,545	205,182	82,121
Comprehensive income (loss) attributable to noncontrolling interests	5,748	(1,131)	337
Comprehensive income attributable to B. Riley Financial, Inc.	$444,797	$206,313	$81,784

The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

(Dollars in thousands, except share data)

								Accumulated
						Additional		Other
	Preferred Stock		Common Stock			Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares		Amount	Capital	Earnings	Loss	Interests	Equity
Balance, January 1, 2019	-	$-	26,603,355		$2	$258,638	$1,579	$(2,161)	$602	$258,660
Common stock issued	—	—	2,248		—	63	—	—	—	63
Preferred stock issued	2,349	—	—		—	56,566	—	—	—	56,566
Issuance of common stock warrant for
purchase of BR Brand Holdings, LLC	—	—	—		—	990	—	—	—	990
ESPP shares issued and vesting of
restricted stock, net of shares
withheld for employer taxes	—	—	604,661		1	(2,014)	—	—	—	(2,013)
Common stock repurchased and retired	—	—	(237,932)		—	(4,273)	—	—	—	(4,273)
Warrants repurchased and retired	—	—	—		—	(2,777)	—	—	—	(2,777)
Share based payments	—	—	—		—	15,916	—	—	—	15,916
Dividends on common stock
($1.49 per share)	—	—	—		—	—	(43,390)	—	—	(43,390)
Dividends on preferred stock	—	—	—		—	—	(264)	—	—	(264)
Net income	—	—	—		—	—	81,611	—	337	81,948
Distributions to noncontrolling interests	—	—	—		—	—	—	—	(721)	(721)
Noncontrolling interest from purchase	—	—	—		—	—	—	—	29,373	29,373
of BR Brand Holdings, LLC
Foreign currency translation adjustment	—	—	—		—	—	—	173	—	173
Balance, December 31, 2019	2,349	$—	26,972,332		$3	$323,109	$39,536	$(1,988)	$29,591	$390,251
Preferred stock issued	1,622	—	—		—	39,455	—	—	—	39,455
ESPP shares issued and vesting of
restricted stock, net of shares
withheld for employer taxes	—	—	1,358,212		—	(22,578)	—	—	—	(22,578)
Common stock repurchased and retired	—	—	(2,552,748)		—	(48,248)	—	—	—	(48,248)
Share based payments	—	—	—		—	18,588	—	—	—	18,588
Dividends on common stock	—	—	—		—	—	(36,894)	—	—	(36,894)
($1.325 per share)
Dividends on preferred stock	—	—	—		—	—	(4,710)	—	—	(4,710)
Net income (loss)	—	—	—		—	—	205,148	—	(1,131)	204,017
Distributions to noncontrolling interests	—	—	—		—	—	—	—	(2,690)	(2,690)
Contributions from noncontrolling interests	—	—	—		—	—	—	—	604	604
Foreign currency translation adjustment	—	—	—		—	—	—	1,165	—	1,165
Balance, December 31, 2020	3,971	$—	25,777,796		$3	$310,326	$203,080	$(823)	$26,374	$538,960
Common stock issued, net of offering costs	—	—	1,413,045	$	—	64,713	—	—	—	64,713
Preferred stock issued	541	—	—		—	14,712	—	—	—	14,712
ESPP shares issued and vesting of
restricted stock and other, net of
shares withheld for employer taxes	—	—	433,182		—	(9,620)	—	—	—	(9,620)
Common stock repurchased and retired	—	—	(44,650)		—	(2,656)	—	—	—	(2,656)
Warrants exercised	—	—	11,655		—	—	—	—	—	—
Share based payments	—	—	—		—	36,011	—	—	—	36,011
Dividends on common stock ($12.50 per share)	—	—	—		—	—	(373,633)	—	—	(373,633)
Dividends on preferred stock	—	—	—		—	—	(7,457)	—	—	(7,457)
Net income	—	—	—		—	—	445,054	—	5,748	450,802
Remeasurement of B. Riley Principal 150
and 250 Merger Corporations
subsidiary temporary equity	—	—	—		—	—	(18,182)	—	—	(18,182)
Distributions to noncontrolling interests	—	—	—		—	—	—	—	(15,497)	(15,497)
Contributions from noncontrolling interests	—	—	—		—	—	—	—	13,680	13,680
Acquisition of noncontrolling interests	—	—	—		—	—	—	—	13,625	13,625
Other comprehensive loss	—	—	—		—	—	—	(257)	—	(257)
Balance, December 31, 2021	4,512	$—	27,591,028		$3	$413,486	$248,862	$(1,080)	$43,930	$705,201

The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:		(Revised - See Note 23)	(Revised - See Note 23)
Net income	$450,802	$204,017	$81,948
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	25,871	19,369	19,048
Provision for doubtful accounts	1,453	3,385	2,126
Share-based compensation	36,011	18,588	15,916
Fair value adjustments, non-cash	(7,562)	21,954	12,258
Non-cash interest and other	(22,322)	(16,810)	(12,267)
Effect of foreign currency on operations	127	(460)	(78)
(Income) loss from equity investments	(2,801)	623	1,431
Dividends from equity investments	2,136	1,343	3,194
Deferred income taxes	61,770	61,619	10,874
Impairment of leaseholds and intangibles, lease loss accrual and gain on disposal of fixed assets	(137)	14,107	(286)
Gain on extinguishment of loans	(6,509)	—	—
Loss (gain) on extinguishment of debt	6,131	(1,556)	—
Gain on equity investment	(3,544)	—	—
Income allocated and fair value adjustment for mandatorily redeemable noncontrolling interests	857	1,230	1,220
Change in operating assets and liabilities:
Amounts due to/from clearing brokers	40,628	30,401	13,920
Securities and other investments owned	(581,785)	(331,759)	(178,023)
Securities borrowed	(1,325,509)	48,873	117,015
Accounts receivable and advances against customer contracts	(715)	18,776	(37,637)
Prepaid expenses and other assets	(3,737)	10,135	13,298
Accounts payable, accrued payroll and related expenses, accrued expenses and other liabilities	37,798	31,301	32,553
Amounts due to/from related parties and partners	(1,415)	3,423	(4,781)
Securities sold, not yet purchased	18,011	(31,715)	4,197
Deferred revenue	(3,540)	1,530	(3,098)
Securities loaned	1,328,875	(50,685)	(120,026)
Net cash provided by (used in) operating activities	50,894	57,689	(27,198)
Cash flows from investing activities:
Purchases of loans receivable	(738,909)	(207,466)	(343,811)
Repayments of loans receivable	172,119	90,083	159,186
Sale of loan receivable to related party	—	1,800	—
Proceeds from loan participations sold	—	6,900	31,806
Repayment of loan participations sold	(15,216)	(2,233)	(18,911)
Asset acquisition - BR Brand, net of cash acquired $2,160	—	—	(114,912)
Acquisition of businesses, net of $34,942 cash acquired in 2021	(28,254)	(1,500)	—
Proceeds from sale of division of magicJack	—	—	6,196
Purchases of property, equipment and intangible assets	(676)	(2,045)	(3,461)
Proceeds from sale of property, equipment and intangible assets	14	1	513
Funds received from trust account of subsidiary	—	320,500	—
Investment of subsidiaries initial public offering proceeds into trust account	(345,000)	(176,750)	(143,750)
Purchases of equity investments	(612)	(7,500)	(28,757)
Distributions from equity investments	—	—	18,195
Net cash (used in) provided by investing activities	(956,534)	21,790	(437,706)
Cash flows from financing activities:
Proceeds from revolving line of credit, net	80,000	—	—
Proceeds from asset based credit facility	—	—	140,439
Repayment of asset based credit facility	—	(37,096)	(103,343)
Repayment of notes payable	(37,610)	(357)	(478)
Payment of participating note payable and contingent consideration	(3,714)	(4,250)	(4,250)
Proceeds from term loan	300,000	75,000	10,000
Repayment of term loan	(20,684)	(67,266)	(22,734)
Proceeds from issuance of senior notes	1,249,083	186,796	281,924
Redemption of senior notes	(507,348)	(1,829)	(52,154)
Payment of debt issuance and offering costs	(33,377)	(9,845)	(8,059)
Payment of employment taxes on vesting of restricted stock	(9,620)	(22,578)	(2,022)
Common dividends paid	(347,135)	(38,792)	(41,138)
Preferred dividends paid	(7,457)	(4,710)	(264)
Repurchase of common stock	(2,656)	(48,248)	(4,273)
Repurchase of warrants	—	—	(2,777)
Distribution to noncontrolling interests	(16,542)	(3,826)	(1,958)
Contributions from noncontrolling interests	13,680	604	—
Redemption of subsidiary temporary equity and distributions	—	(318,750)
Proceeds from initial public offering of subsidiaries	345,000	175,000	143,750
Proceeds from offering common stock	64,713	—	63
Proceeds from offering preferred stock	14,712	39,455	56,566
Net cash provided by (used in) financing activities	1,081,045	(80,692)	389,292
Increase (decrease) in cash, cash equivalents and restricted cash	175,405	(1,213)	(75,612)
Effect of foreign currency on cash, cash equivalents and restricted cash	(382)	1,311	73
Net increase (decrease) in cash, cash equivalents and restricted cash	175,023	98	(75,539)
Cash, cash equivalents and restricted cash, beginning of year	104,837	104,739	180,278
Cash, cash equivalents and restricted cash, end of year	$279,860	$104,837	$104,739

Supplemental disclosures:
Interest paid	$138,369	$98,595	$75,625
Taxes paid	$88,153	$2,368	$8,649

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

The Company operates in six operating segments: (i) Capital Markets, through which the Company provides investment banking, corporate finance, securities lending, restructuring, research, sales and trading services to corporate and institutional clients; (ii) Wealth Management, through which the Company provides wealth management and tax services to corporate, institutional and high net worth clients; (iii) Auction and Liquidation, through which the Company provides auction and liquidation services to help clients dispose of assets that include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property; (iv) Financial Consulting, through which the Company provides bankruptcy, financial advisory, forensic accounting, operations management consulting, real estate consulting and valuation and appraisal services; (v) Principal Investments - Communications, through which the Company provides consumer Internet access and related subscription services from United Online and cloud communication services primarily through the magicJack devices; and (vi) Brands, which is focused on generating revenue through the licensing of trademarks.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. During the fourth quarter of 2021, the full impact of the COVID-19 outbreak continues to evolve, with the emergence of variant strains and breakthrough infections becoming prevalent both in the U.S. and worldwide. As the U.S. economy recovers, aided by additional stimulus packages, inflation has been rising at historically high rates, and the Federal Reserve has signaled that it will begin increasing the target federal funds effective rate and positive momentum in the domestic vaccine rollout, countries across the world continue to manage repeated waves of the pandemic, including variant strains of COVID-19, amid uneven progress toward vaccination. The impact of the COVID-19 outbreak on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the success of vaccines and natural immunity in controlling slowing or halting the pandemic. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy continue to be highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted, our results of operations, financial position and cash flows may be materially adversely affected.

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

Revision of Prior Period Financial Statements

In connection with the preparation of the Company’s consolidated financial statements during the year ended December 31, 2021, the Company identified an error that was not material related to the consolidation of certain VIE which primarily resulted in a gross up between investing activities and financing activities in the consolidated statements of cash flows.  In accordance with SAB No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the error and determined that the related impact did not, either individually or in the aggregate, materially misstate previously issued consolidated financial statements. A summary of revisions to certain previously reported financial information presented herein is included in Note 23.

(b) Use of Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expense during the reporting period. Estimates are used when accounting for certain items such as valuation of securities, allowance for doubtful accounts, the fair value of loans receivables, intangible assets and goodwill, share based arrangements, and accounting for income tax valuation allowances, recovery of contract assets and sales returns and allowances. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

(d) Revenue Recognition

The Company recognizes revenues under Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers. Revenues are recognized when control of the promised goods or performance obligations for services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services.

Revenues from contracts with customers in the Capital Markets segment, Wealth Management segment, Auction and Liquidation segment, Financial Consulting segment, Principal Investments – Communications segment and Brands segment are primarily comprised of the following:

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

Fees from asset management services are recognized over the period the performance obligation for the services are provided. Asset management fees are primarily comprised of fees for asset management services and are generally based on the dollar amount of the assets being managed.

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

Wealth Management segment – Fees from wealth management asset advisory services consist primarily of investment advisory fees that are recognized over the period the performance obligation for the services is provided. Investment advisory and asset management fees are primarily comprised of fees for investment services and are generally based on the dollar amount of the assets being managed. Investment advisory fee revenues as a principal registered investment advisor (RIA) are recognized on a gross basis. Asset management fee revenues as an agent are recognized on a net basis.

Revenues from sales and trading are recognized when the performance obligation is satisfied and include commissions resulting from equity securities transactions executed as agent and are recorded on a trade date basis.

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

Principal Investments – Communications segment – Revenues in the Principal Investments - Communications segment are primarily comprised of subscription services revenues which consist of fees charged to United Online pay accounts; revenues from the sale of the magicJack access rights; revenues from access rights renewals and mobile apps; prepaid minutes revenues; revenues from access and wholesale charges; service revenue from UCaaS hosting services; and revenues from mobile phone voice, text, and data services. Products revenues consist of revenues from the sale of magicJack, mobile phone, and mobile broadband service devices, including the related shipping and handling and installation fees, if applicable. This segment’s revenues also include advertising revenues which consist primarily of amounts from the Company’s Internet search partner that are generated as a result of users utilizing the partner’s Internet search services and amounts generated from display advertisements. The Company recognizes such advertising revenues in the period in which the advertisement is displayed or, for performance-based arrangements, when the related performance criteria are met.

Subscription service revenues are recognized over time in the service period in which the transaction price has been determinable and the related performance obligations for services are provided to the customer. Fees charged to customers in advance are initially recorded in the consolidated balance sheets as deferred revenue and then recognized ratably over the service period as the performance obligations are provided.

Product revenues for hardware and shipping are recognized at the time of delivery. Revenues from sales of devices and services represent revenues recognized from sales of the magicJack devices to retailers, wholesalers, or direct to customers, net of returns, and rights to access the Company’s servers over the period associated with the access right period, and from sales of mobile phones and voice, text, and data services. The transaction price for devices is allocated between equipment and service based on stand-alone selling prices. Revenues allocated to devices are recognized upon delivery (when control transfers to the customer), and service revenue is recognized ratably over the service term. The Company estimates the return of magicJack device direct sales as part of the transaction price using a six month rolling average of historical returns.

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

(d) Direct Cost of Services

Direct cost of services relates to service and fee revenues. Direct costs of services include participation in profits under collaborative arrangements in which the Company is a majority participant. Direct costs of services also include the cost of consultants and other direct expenses related to Auction and Liquidation contracts pursuant to commission and fee based arrangements in the Auction and Liquidation segment. Direct cost of services in the Principal Investments - Communications segment include cost of telecommunications and data center costs, personnel and overhead-related costs associated with operating the Company’s networks, servers and data centers, sales commissions associated with multi-year service plans, depreciation of network computers and equipment, amortization expense, third party advertising sales commissions, license fees, costs related to providing customer support, costs related to customer billing and processing of customer credit cards and associated bank fees. Direct cost of services does not include an allocation of the Company’s overhead costs.

(e) Interest Expense - Securities Lending Activities and Loan Participations Sold

Interest expense from securities lending activities is included in operating expenses related to operations in the Capital Markets segment. Interest expense from securities lending activities is incurred from equity and fixed income securities that are loaned to the Company and totaled $51,753, $40,490, and $30,739 during the years ended December 31, 2021, 2020, and 2019, respectively. There were no loan participations sold outstanding as of December 31, 2021 and the loan participation sold totaled $17,316, as of December 31, 2020. Interest expense from loan participations sold totaled $878, $1,961, and $1,405 during the years ended December 31, 2021, 2020, and 2019, respectively.

(f) Concentration of Risk

Revenues in the Capital Markets, Financial Consulting, Wealth Management, Principal Investments - Communications and Brands segments are currently primarily generated in the United States. Revenues in the Auction and Liquidation segment are primarily generated in the United States, Australia, Canada and Europe.

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

(g) Advertising Expenses

The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $3,681, $3,013, and $1,903 during the years ended December 31, 2021, 2020, and 2019, respectively. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying consolidated statements of income.

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

In June 2018, the Company adopted the 2018 Employee Stock Purchase Plan (“Purchase Plan”) which allows eligible employees to purchase common stock through payroll deductions at a price that is 85% of the market value of the common stock on the last day of the offering period. In accordance with the provisions of ASC 718 - Compensation - Stock Compensation, the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. During the years ended December 31, 2021, 2020, and 2019, the Company recognized compensation expense of $758, $377, and $322 respectively, related to the Purchase Plan. As of December 31, 2021 and 2020, there were 450,717 and 502,326 shares reserved for issuance under the Purchase Plan, respectively.

(i) Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect during the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. Tax benefits of operating loss carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced.

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

(k) Restricted Cash

As of December 31, 2021, restricted cash included $927 of cash collateral for leases. As of December 31, 2020, restricted cash included $764 of cash collateral for foreign exchange contracts and $471 of collateral related to one of the Company’s telecommunication suppliers.

Cash, cash equivalents and restricted cash consist of the following:

	December 31,	December 31,
	2021	2020
Cash and cash equivalents	$278,933	$103,602
Restricted cash	927	1,235
Total cash, cash equivalents and restricted cash	$279,860	$104,837

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

The Company accounts for securities lending transactions in accordance with ASC 210 - Balance Sheet, which requires companies to report disclosures of offsetting assets and liabilities. The Company does not net securities borrowed and securities loaned and these items are presented on a gross basis in the consolidated balance sheets.

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

(n) Accounts Receivable

Accounts receivable represents amounts due from the Company’s Auction and Liquidation, Financial Consulting, Capital Markets, Wealth Management, Principal Investments - Communications and Brands customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes the expected loss model. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company’s bad debt expense and changes in the allowance for doubtful accounts are included in Note 5.

(o) Leases

The Company determines if an arrangement is, or contains, a lease at the inception date. Operating leases are included in right-of-use assets, with the related liabilities included in operating lease liabilities in the consolidated balance sheets.

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

(p) Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under finance leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Depreciation expense on property and equipment was $3,865, $3,632, and $5,202 during the years ended December 31, 2021, 2020, and 2019, respectively.

(q) Loans Receivable

Under ASC 326 - Financial Instruments – Credit Losses, the Company elected the irrevocable fair value option for all outstanding loans receivable that were previously measured at amortized cost. Under the fair value option, loans receivables are measured at each reporting period based upon their exit value in an orderly transaction and unrealized gains or losses from changes in fair value are recorded in the consolidated statements of income. These loans are no longer subject to evaluation for impairment through an allowance for loan loss as such losses will be captured through fair value changes.

Loans receivable, at fair value totaled $873,186 and $390,689 as of December 31, 2021 and 2020, respectively. The loans have various maturities through March 2027. As of December 31, 2021 and 2020, the historical cost of loans receivable accounted for under the fair value option was $877,527 and $405,064, respectively, which included principal balances of $886,831 and $416,401, respectively, and unamortized costs, origination fees, premiums and discounts, totaling $9,304 and $11,337, respectively. During the years ended December 31, 2021 and 2020, the Company recorded net unrealized gains of $10,035 and net unrealized losses of $22,033, respectively, on loans receivable, at fair value, which is included in trading income and fair value adjustments on loans on the consolidated statements of income.

The Company may periodically provide limited guarantees to third parties for loans that are made to investment banking and lending customers. As of December 31, 2021, the Company has provided limited guarantees with respect to Babcock & Wilcox Enterprises, Inc. (“B&W”) as further described in Note 17(b). In accordance with the credit loss standard, the Company evaluates the need to record an allowance for credit losses for these loan guarantees since they have off-balance sheet credit exposures. As of December 31, 2021, the Company has not recorded any provision for credit losses on the B&W guarantees since the Company believes that there is sufficient collateral to protect the Company from any credit loss exposure.

Interest income on loans receivable is recognized based on the stated interest rate of the loan on the unpaid principal balance plus the amortization of any costs, origination fees, premiums and discounts and is included in interest income - loans and securities lending on the consolidated statements of income. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income over the lives of the related loans. Unearned income, discounts, and premiums are amortized to interest income using a level yield methodology.

Badcock Loan Receivable

On December 20, 2021, the Company entered into a Master Receivables Purchase Agreement (“Receivables Purchase Agreement” with W.S. Badcock Corporation, a Florida corporation (“WSBC”), an indirect wholly owned subsidiary of Franchise Group, Inc., a Delaware corporation (“FRG”). The Company paid $400,000 in cash to WSBC for the purchase of certain consumer credit receivables of WSBC. The Company recognized the $400,000 as part of its loans receivable, at fair value on the consolidated balance sheets, which is collateralized by the performance of the consumer credit receivables of WSBC. In connection with the Receivables Purchase Agreement, the Company entered into a Servicing Agreement (the “Servicing Agreement”) with WSBC pursuant to which WSBC will provide to the Company certain customary servicing and account management services in respect of the receivables purchased by the Company under the Receivables Purchase Agreement. In addition, subject to certain terms and conditions, FRG has agreed to guarantee the performance by WSBC of its obligations under the Receivables Purchase Agreement and the Servicing Agreement.

(r) Securities and Other Investments Owned and Securities Sold Not Yet Purchased

Securities owned consist of equity securities including, common and preferred stocks, warrants, and options; corporate bonds; other fixed income securities including, government and agency bonds; loans receivable valued at fair value; and investments in partnerships. Securities sold, but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing prices. Changes in the value of these securities are reflected currently in the results of operations.

As of December 31, 2021 and 2020, the Company’s securities and other investments owned and securities sold not yet purchased at fair value consisted of the following securities:

	December 31,	December 31,
	2021	2020
Securities and other investments owned:
Equity securities	$1,444,474	$697,288
Corporate bonds	7,632	3,195
Other fixed income securities	2,606	1,913
Partnership interests and other	77,383	74,923
	$1,532,095	$777,319

Securities sold not yet purchased:
Equity securities	$20,302	$4,575
Corporate bonds	6,327	4,288
Other fixed income securities	1,994	1,242
	$28,623	$10,105

(s) Goodwill and Other Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with the accounting guidance which requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill includes the excess of the purchase price over the fair value of net assets acquired in business combinations and the acquisition of noncontrolling interests. ASC 350 – Intangibles - Goodwill and Other requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment). Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. The Company operates six reporting units, which are the same as its reporting segments described in Note 22. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

When testing goodwill for impairment, in accordance with ASC 350, the Company made a qualitative assessment of the impact of the COVID-19 outbreak on goodwill and other intangible assets during the years ended December 31, 2021 and 2020. Based on the Company’s qualitative assessments, the Company concluded that a positive assertion could be made from the qualitative assessments that it is more likely than not that the fair value of the reporting units exceeded their carrying values. There were no impairments of goodwill identified during the years ended December 31, 2021, 2020, and 2019.

During the years ended December 31, 2021 and 2019, the Company recognized no impairment of indefinite-lived intangibles. During the year ended December 31, 2020, the Company determined that the COVID-19 outbreak was a triggering event for testing the indefinite-lived tradenames in the Brands segment during the first quarter and again in the second quarter and determined that the indefinite-lived tradenames in the Brands segment were impaired. As a result, the Company recognized impairment charges of $12,500, during the year ended December 31, 2020, which were included as an impairment of tradenames in the Company’s consolidated statements of income.

The Company reviews the carrying value of its finite-lived amortizable intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. During the years ended December 31, 2021, 2020, and 2019, the Company recognized no impairment of finite-lived intangibles.

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

The Company’s securities and other investments owned and securities sold and not yet purchased are comprised of common and preferred stocks and warrants, corporate bonds, and investments in partnerships. Investments in common stocks that are based on quoted prices in active markets are included in Level 1 of the fair value hierarchy. The Company also holds loans receivable valued at fair value, nonpublic common and preferred stocks and warrants for which there is little or no public market and fair value is determined by management on a consistent basis. For investments where little or no public market exists, management’s determination of fair value is based on the best available information which may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration various factors including earnings history, financial condition, recent sales prices of the issuer’s securities and liquidity risks. These investments are included in Level 3 of the fair value hierarchy. Investments in partnership interests include investments in private equity partnerships that primarily invest in equity securities, bonds, and direct lending funds. The Company also invests in priority investment funds and the underlying securities held by these funds are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. The Company’s partnership and investment fund interests are valued based on the Company’s proportionate share of the net assets of the partnerships and funds; the value for these investments is derived from the most recent statements received from the general partner or fund administrator. These partnership and investment fund interests are valued at net asset value (“NAV”) and are excluded from the fair value hierarchy in the table below in accordance with ASC 820 - Fair Value Measurements. As of December 31, 2021 and 2020, partnership and investment fund interests valued at NAV of $77,383 and $74,923, respectively, and are included in securities and other investments owned in the accompanying consolidated balance sheets.

Securities and other investments owned also include investments in nonpublic entities that do not have a readily determinable fair value and do not report NAV per share. These investments are accounted for using a measurement alternative under which they are measured at cost and adjusted for observable price changes and impairments. Observable price changes result from, among other things, equity transactions for the same issuer executed during the reporting period, including subsequent equity offerings or other reported equity transactions related to the same issuer. For these transactions to be considered observable price changes of the same issuer, we evaluate whether these transactions have similar rights and obligations, including voting rights, distribution preferences, conversion rights, and other factors, to the investments we hold. Any investments adjusted to their fair value by applying the measurement alternative are disclosed as nonrecurring fair value measurements, including the level in the fair value hierarchy that was used. As of December 31, 2021 and 2020, investments in nonpublic entities valued using a measurement alternative of $59,745 and $26,948, respectively, are included in securities and other investments owned in the accompanying consolidated balance sheets.

Funds held in trust represents U.S. treasury bills that were purchased with funds raised through the initial public offerings of B. Riley Principal 150 Merger Corporation (“BRPM 150”) and B. Riley Principal 250 Merger Corporation (“BRPM 250”), consolidated special purpose acquisition corporations (“SPACs”). The funds raised are held in trust accounts that are restricted for use and may only be used for purposes of completing an initial business combination or redemption of the class A public common shares of the SPAC’s as set forth in their respective trust agreements. The funds held in trust are included within Level 1 of the fair value hierarchy and included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

The Company has warrant liabilities related to warrants of the SPAC’s that are held by investors in BRPM 150 and BRPM 250. The warrants are accounted for as liabilities in accordance with ASC 815 - Derivatives and Hedging and are measured at fair value at inception and on a recurring basis using quoted prices in over-the-counter markets. Warrant liabilities are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets with changes in fair value that amounted to a loss of $2,473 during the year ended December 31, 2021 included within gain on extinguishment of loans and other as part of other income (expense) in the consolidated statements of income. The fair value of mandatorily redeemable noncontrolling interests is determined based on the issuance of similar interests for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports and internal valuation models.

The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2021 and 2020.

	Financial Assets and Liabilities Measured at Fair Value
	on a Recurring Basis at December 31, 2021 Using
		Quoted prices in	Other	Significant
	Fair value at	active markets for	observable	unobservable
	December 31	identical assets	inputs	inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Funds held in trust account	$345,024	$345,024	$—	$—
Securities and other investments owned:
Equity securities	1,384,729	1,007,180	—	377,549
Corporate bonds	7,632	—	7,632	—
Other fixed income securities	2,606	—	2,606	—
Total securities and other investments owned	1,394,967	1,007,180	10,238	377,549
Loans receivable, at fair value	873,186	—	—	873,186
Total assets measured at fair value	$2,613,177	$1,352,204	$10,238	$1,250,735

Liabilities:
Securities sold not yet purchased:
Equity securities	$20,302	$20,302	$—	$—
Corporate bonds	6,327	—	6,327	—
Other fixed income securities	1,994	—	1,994	—
Total securities sold not yet purchased	28,623	20,302	8,321	—
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,506	—	—	4,506
Warrant liabilities	12,938	12,938	—	—
Total liabilities measured at fair value	$46,067	$33,240	$8,321	$4,506

	Financial Assets and Liabilities Measured at Fair Value
	on a Recurring Basis at December 31, 2020 Using
		Quoted prices in	Other	Significant
	Fair value at	active markets for	observable	unobservable
	December 31	identical assets	inputs	inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities and other investments owned:
Equity securities	$670,340	$521,048	$—	$149,292
Corporate bonds	3,195	—	3,195	—
Other fixed income securities	1,913	—	1,913	—
Total securities and other investments owned	675,448	521,048	5,108	149,292
Loans receivable, at fair value	390,689	—	—	390,689
Total assets measured at fair value	$1,066,137	$521,048	$5,108	$539,981

Liabilities:
Securities sold not yet purchased:
Equity securities	$4,575	$4,575	$—	$—
Corporate bonds	4,288	—	4,288	—
Other fixed income securities	1,242	—	1,242	—
Total securities sold not yet purchased	10,105	4,575	5,530	—
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,700	—	—	4,700
Total liabilities measured at fair value	$14,805	$4,575	$5,530	$4,700

As of December 31, 2021 and 2020, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $1,250,735 and $539,981, respectively, or 21.4% and 20.3%, respectively, of the Company’s total assets. In determining the fair value for these Level 3 financial assets, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity.

The following table summarizes the significant unobservable inputs in the fair value measurement of level 3 financial assets and liabilities by category of investment and valuation technique as of December 31, 2021:

	Fair value at December 31, 2021	Valuation Technique	Unobservable Input	Range	Weighted Average
Assets:
Equity securities	$291,178	Market approach	Multiple of EBITDA	3.25x - 17.50x	6.67x
			Multiple of PV-10	0.60x - 0.65x	0.61x
			Multiple of Sales	1.45x - 1.60x	1.48x
			Market price of related security	$0.84 - $51.43	$42.13
	74,157	Discounted cash flow	Market interest rate	14.8%	14.8%
	12,214	Option pricing model	Annualized volatility	0.30 - 2.80	0.74
Loans receivable at fair value	873,186	Discounted cash flow	Market interest rate	6.0% - 38.0%	26.3%
Total level 3 assets measured at fair value	$1,250,735

Liabilities:
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$4,506	Market approach	Operating income multiple	6.0x	6.0x

The changes in Level 3 fair value hierarchy during the year ended December 31, 2021 and 2020 are as follows:

	Level 3	Level 3 Changes During the Period				Level 3
	Balance at	Fair	Relating to	Purchases,	Transfer in	Balance at
	Beginning of	Value	Undistributed	Sales and	and/or out	End of
	Year	Adjustments	Earnings	Settlements	of Level 3	Period
Year Ended December 31, 2021
Equity securities	$149,292	88,804	—	138,766	687	377,549
Loans receivable at fair value	390,689	10,035	10,952	461,510	—	873,186
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,700	—	(194)	—	—	4,506
Warrant liabilities	—	—	—	10,466	(10,466)	—

Year Ended December 31, 2020
Equity securities	$109,251	$(4,358)	$—	$54,178	$(9,779)	$149,292
Loans receivable at fair value	43,338	(22,033)	4,409	139,127	225,848	390,689
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,616	—	84	—	—	4,700

Under ASC 326, the Company elected the irrevocable fair value option for all outstanding loans receivable that were measured at amortized cost. The loans receivable, at fair value are included in transfers into level 3 fair value assets in the above table.

The amounts reported in the table above during the years ended December 31, 2021 and 2020 include the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis. The carrying amounts reported in the consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value based on the short-term maturity of these instruments.

Changes in the Level 3 fair value hierarchy during the year ended December 31, 2021 included the fair value of warrant liabilities associated with BRPM 150 and BRPM 250. The value of these warrants transferred from Level 3 to Level 1 of the fair value hierarchy when the public warrants started trading in the over-the-counter markets after the initial public offering.

As of December 31, 2021 and 2020, the senior notes payable had a carrying amount of $1,606,560 and $870,783, respectively, and a fair value of $1,661,189 and $898,606, respectively. The carrying amount of the term loan approximates fair value because the effective yield of such instrument is consistent with current market rates of interest for instruments of comparable credit risk.

The investments in nonpublic entities that do not report NAV are measured at cost, adjusted for observable price changes and impairments, with changes recognized in trading income (losses) and fair value adjustments on loans on the consolidated statements of income. These investments are evaluated on a nonrecurring basis based on the observable price changes in orderly transactions for the identical or similar investment of the same issuer. Further adjustments are not made until another observable transaction occurs. Therefore, the determination of fair values of these investments in nonpublic entities that do not report NAV does not involve significant estimates and assumptions or subjective and complex judgments. Investments in nonpublic entities that do not report NAV are subject to a qualitative assessment for indicators of impairment. If indicators of impairment are present, the Company is required to estimate the investment’s fair value and immediately recognize an impairment charge in an amount equal to the investment’s carrying value in excess of its estimated fair value.

As of December 31, 2021 and 2020, except for the impact of the intangible impairment charge in 2020 as described in Note 8 – Goodwill and Intangible Assets, there were no additional assets or liabilities measured at fair value on a non-recurring basis.

(u) Derivative and Foreign Currency Translation

The Company periodically uses derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain loans receivable and Auction and Liquidation engagements with operations outside the United States. During the year ended December 31, 2020, the Company’s use of derivatives consisted of the purchase of forward exchange contracts in the amount of 12,700 Euros, of which 6,700 Euros were settled. As of December 31, 2021 and 2020, forward exchange contracts in the amount of 6,000 Euros were outstanding.

The forward exchange contracts were entered into to improve the predictability of cash flows related to a retail store liquidation engagement and a loan receivable. The net gain from forward exchange contracts was $1,052 and net loss was $285 during the years ended December 31, 2021 and 2020, respectively. This amount is reported as a component of selling, general and administrative expenses in the consolidated statements of income.

The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Transaction gains (losses) were $1,256, ($639), and ($238), during the years ended December 31, 2021, 2020, and 2019, respectively. These amounts are included in selling, general and administrative expenses in the Company’s consolidated statements of income.

As disclosed in Note 2(ab) below, the Company has consolidated two VIE’s, BRPM 150 and BRPM 250, which have outstanding warrants that were issued in their respective initial public offerings. The warrants have been recorded as a liability since the warrants contain a provision to be settled in cash in the event of a qualifying cash tender offer, which is outside the control of the Company, for both BRPM 150 and BRPM 250. The outstanding warrants are considered derivative instruments with the warrant liability measured at fair value at each reporting date until exercised, with changes in fair value reported in other income in the consolidated statements of income. As of December 31, 2021, the warrant liability totaled $12,938 which is included in accrued expenses and other liabilities in the consolidated balance sheets.

(v) Redeemable Noncontrolling Interests in Equity of Subsidiaries

The Company records redeemable noncontrolling interests in equity of subsidiaries to reflect the economic interests of the class A ordinary shareholders in BRPM 150 and BRPM 250 sponsored SPACs. These interests are presented as redeemable noncontrolling interests in equity of subsidiaries within the consolidated balance sheets, outside of the permanent equity section. The class A ordinary shareholders of BRPM 150 and BRPM 250 have redemption rights that are considered to be outside of the Company’s control. As of December 31, 2021, the carrying amount of the redeemable noncontrolling interest in equity of subsidiaries was recorded at its redemption value of 345,000. Remeasurements to the redemption value of the redeemable noncontrolling interest in equity of subsidiaries are recorded within retained earnings. Such remeasurements totaled $18,182, comprising of offering costs incurred in connection with the sale of class A shares of SPAC 150 and SPAC 250 in the amount of $7,716 and initial valuation of the public warrants of SPAC 150 and SPAC 250 in the amount of $10,466.

(w) Common Stock Warrants

The Company issued 821,816 warrants to purchase common stock of the Company (the “Wunderlich Warrants”) in connection with the acquisition of Wunderlich Securities, Inc. (“Wunderlich”) on July 3, 2017. The Wunderlich Warrants entitle the holders of the warrants to acquire shares of the Company’s common stock from the Company at an exercise price of $17.50 per share, subject to, among other matters, the proper completion of an exercise notice and payment. The exercise price and the number of shares of Company common stock issuable upon exercise are subject to customary anti-dilution and adjustment provisions, which include stock splits, subdivisions or reclassifications of the Company’s common stock. On May 16, 2019, the Company repurchased 638,311 warrants for $2,777 ($4.35 per warrant). On June 11, 2020, 167,352 warrants held in escrow from the acquisition of Wunderlich were cancelled in accordance with the terms of the escrow instructions. The Wunderlich Warrants expire on July 3, 2022. All warrants were exercised in the third quarter of fiscal year 2021. As of December 31, 2021 and 2020, zero and 16,153 Wunderlich Warrants to purchase shares of common stock, respectively, were outstanding.

On October 28, 2019, the Company issued 200,000 warrants to purchase common stock of the Company (the “BR Brands Warrants”) in connection with the acquisition of a majority ownership interest in BR Brand Holdings LLC. The BR Brands Warrants entitle the holders of the warrants to acquire shares of the Company’s common stock from the Company at an exercise price of $26.24 per share. One-third of the BR Brands Warrants immediately vested and became exercisable upon issuance, and the remaining two-thirds of warrants will vest and become exercisable following the first and/or second anniversaries of the closing, subject to BR Brands’ (or another related joint venture with Bluestar Alliance LLC) satisfaction of specified financial performance targets. The BR Brands warrants expire three years after the last vesting event occurs. As of December 31, 2021 and 2020, 200,000 BR Brands warrants were outstanding.

(x) Equity Investment

As of December 31, 2021 and 2020, equity investments of $39,190 and $54,953, respectively, were included in prepaid expenses and other assets in the accompanying consolidated balance sheets. The Company’s share of earnings or losses from equity method investees is included in gain (loss) from equity investments in the accompanying consolidated statements of income.

bebe stores, inc.

As of December 31, 2021 and 2020, the Company had a 40.1% and 39.5% ownership interest, respectively, in bebe stores, inc. (“bebe”). In December 2021, the Company purchased an additional 71,970 shares of newly issued common stock of bebe for $612 and increased its ownership interest from 39.5% to 40.1%. The equity ownership in bebe is accounted for under the equity method of accounting and is included in prepaid expenses and other assets in the consolidated balance sheets.

National Holdings Corporation

As of December 31, 2020, the Company owned approximately 45% of the commons stock of National which was included in prepaid expenses and other assets in the consolidated balance sheets. The equity ownership in National is accounted for under the equity method of accounting for periods prior to February 25, 2021. On February 25, 2021, the Company completed the acquisition of National by acquiring the 55% of common stock not previously owned by the Company pursuant to an agreement and plan of merger dated January 10, 2021, following the successful completion of a tender offer commenced by us on January 27, 2021. The cash consideration for the purchase of the 55% of common stock not previously owned by the Company and settlement of outstanding share based awards was $35,314. National’s operating results subsequent to February 25, 2021 is included in the Company’s consolidated financial statements.

Other Equity Investments

The Company has other equity investments over which the Company exercises significant influence but do not meet the requirements for consolidation, the largest ownership interest being a 40% ownership interest in Lingo Management, LLC (“Lingo”) which was acquired in November 2020. The equity ownership in these other investments was accounted for under the equity method of accounting and is included in prepaid expenses and other assets in the consolidated balance sheets.

(y) Loan Participations Sold

As of December 31, 2021, the Company has sold investments (“Loan Participations Sold”) to third parties (“Participants”) that are accounted for as secured borrowings under ASC 860 - Transfers and Servicing. Under ASC 860, a partial loan transfer does not qualify for sale accounting. A participation or other partial loan transfer that meets the definition of a participating interest is classified as loan receivable and the portion transferred is recorded as a secured borrowing under loan participations sold in the consolidated balance sheets. The Participants are entitled to payments made by the borrower of the related loan equal to the current Loan Participations Sold outstanding at the interest rates for the respective investment. In the event that the borrower defaults, the Participants have rights to payments from such borrower, but do not have recourse to the Company. The terms of the Loan Participations Sold are commensurate with the terms of the related loan.

As of December 31, 2021, there were no outstanding loan participations. As of December 31, 2020, the Company had entered into participation agreements for a total of $17,316. In addition, the interest income and interest expense related to the Loan Participations Sold resulted in interest income and interest expense which is presented gross on the consolidated statements of income.

(z) Supplemental Non-cash Disclosures

During the year ended December 31, 2021, non-cash investing activities included: the repayment of a loan receivable in full in the amount of $133,453 with equity securities, a $51,000 note receivable issued for the sale of equity securities to a third party, $35,000 of loans receivable exchanged for newly issued debt securities, the repayment of a $2,800 loan with equity securities, and $200 of loans receivable were converted to equity. During the year ended December 31, 2021, other non-cash activities included the recognition of new operating lease right-of-use assets of $18,862 and the recognition of new operating lease liabilities of $20,137.

During the year ended December 31, 2020, non-cash investing activities included $11,133 non-cash conversions of equity method investments and $26,238 conversion of loans receivable to shares of stock. In connection with the purchase of a loan receivable in the amount of $61,687, the Company funded $24,434 in cash and the remaining $37,253 remains payable as a note payable as of December 31, 2020. During the year ended December 31, 2020, other non-cash activities included the recognition of new operating lease right-of-use assets of $8,915 and the recognition of new operating lease liabilities of $8,915.

During the year ended December 31, 2019, non-cash activities included the conversion of loans receivable in the amount of $12,209 into securities and other investments owned, the recognition of new operating right-of-use assets of $1,032, the recognition of new operating lease liabilities of $1,032 and the issuance of warrants to purchase the Company’s stock in the amount of $990 related to the purchase of BR Brand.

(aa) Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation. Such reclassifications consist of a reclass of unbilled receivables from accounts receivables, net, to contract assets that is included in prepaid expenses and other assets and a reclass of advances against customer contracts to contract assets that is included in prepaid expenses and other assets on the consolidated balance sheets. Certain amounts reported in the Capital Markets segment during the years ended December 31, 2020 and 2019 have been reclassified and reported in the Financial Consulting and Wealth Management segments during the years ended December 31, 2020 and 2019 as a result of the organizational changes that created the new Financial Consulting segment in the fourth quarter of 2020 and Wealth Management segment in the first quarter of 2021.

(ab) Variable Interest Entity

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

Placement agent fees attributable to such arrangements during the year ended December 31, 2021 were $66,263 and are included in services and fees in the consolidated statements of income.

The carrying amounts for the Company’s variable interests in VIEs that were not consolidated is shown below.

December 31, 2021
Securities and other investments owned, at fair value	$27,445
Loans receivable, at fair value	205,265
Other assets	4,956
Maximum exposure to loss	$237,666

B. Riley Principal 150 and 250 Merger Corporations

During the year ended December 31, 2021, the Company along with BRPM 150 and BRPM 250, both newly formed SPACs incorporated as Delaware corporations, consummated the initial public offerings of 17,250,000 units of BRPM 150 and 17,250,000 units of BRPM 250. Each Unit of BRPM 150 and BRPM 250 consisted of one share of class A common stock and one-third of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of BRPM 150 or BRPM 250 class A common stock at an exercise price of $11.50 per share. The BRPM 150 and BRPM 250 Units were each sold at a price of $10.00 per unit, generating gross proceeds to BRPM 150 of $172,500 and BRPM 250 of $172,500. These proceeds which totaled $345,000 were deposited in a trust account established for the benefit of the BRPM 150 and BRPM 250 class A public shareholders and is included in prepaid expenses and other assets in the consolidated balance sheets as of December 31, 2021. These proceeds are invested only in U.S. treasury securities in accordance with the governing documents of BRPM 150 and BRPM 250. Under the terms of the BRPM 150 and BRPM 250 initial public offerings, BRPM 150 and BRPM 250 are required to consummate a business combination transaction within 24 months (or 27 months under certain circumstances) of the completion of their respective initial public offerings.

In connection with the completion of the initial public offerings of BRPM 150 and BRPM 250, the Company invested in the private placement units of BRPM 150 and BRPM 250. Both BRPM 150 and BRPM 250 are determined to be VIE’s because each of the entities do not have enough equity at risk to finance their activities without additional subordinated financial support. The Company has determined that the class A shareholders of BRPM 150 and BRPM 250 do not have substantive rights as shareholders of BRPM 150 and BRPM 250 since these equity interests are determined to be temporary equity. As such, the Company has determined that it is the primary beneficiary of BRPM 150 and BRPM 250 as it has the right to receive benefits or the obligation to absorb losses of each entity, as well as the power to direct a majority of the activities that significantly impact BRPM 150 and BRPM 250’s economic performance. Since the Company is determined to be the primary beneficiary, BRPM 150 and BRPM 250 are consolidated into the Company’s financial statements.

(ac) Recent Accounting Standards

Not yet adopted

In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provided optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate (“LIBOR”). The amendments applied only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which refined the scope of Topic 848 through optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships. The amendments were effective through December 31, 2022. The Company is currently assessing the potential impacts of this ASU and does not expect it to have any material impact on its consolidated results of operations, cash flows, financial position or disclosures.

In October 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers to require acquiring entities to apply Topic 606 when recognizing and measuring contract assets and contract liabilities instead of only recognizing such items at fair value on the acquisition date. The update addressed diversity in practice related to the acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this update are effective the Company beginning with fiscal year 2023, with early adoption permitted, and should be applied prospectively to business combinations after the adoption date. The Company is currently assessing the potential impacts of this ASU and does not expect it to have any material impact on its consolidated results of operations, cash flows, financial position or disclosures.

Recently adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions for recognizing deferred taxes on investments, performing intra-period allocations, and calculating income taxes in interim periods. The ASU also adds guidance to reduce the complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company adopted the ASU effective January 1, 2021. The impact of adopting the ASU was immaterial to the consolidated results of operations, cash flows, financial position, and disclosures.

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 to address accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. Entities are required to remeasure its investment immediately before the transition from the measurement alternative for an equity investment under ASC 321 to the equity method due to an observable transaction. Similarly, entities are required to remeasure its investment immediately after the transition from the equity method to ASC 321 due to an observable transaction. The amendments in this update should be applied prospectively and at the beginning of the period that includes the adoption date. The Company adopted the ASU effective January 1, 2020. The impact of adopting the ASU was immaterial to the consolidated results of operations, cash flows, financial position, and disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The Company adopted the ASU effective January 1, 2021. The amendments in this update can be applied through either a modified retrospective method or fully retrospective method of transition. The impact of adopting the ASU was immaterial to the consolidated results of operations, cash flows, financial position, and disclosures.

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs. The amendments in this update clarify that an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. The Company adopted the ASU effective January 1, 2021. The amendments in this update should be applied prospectively and at the beginning of the period that includes the adoption date. The impact of adopting the ASU was immaterial to the consolidated results of operations, cash flows, financial position, and disclosures.

In October 2020, the FASB issued ASU 2020-09, Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762. The amendments mostly apply to Topic 470 and relate to financial disclosure requirements for SEC registrants and other entities required to furnish information with the SEC. The Company adopted the ASU effective January 4, 2021. The impact of adopting the ASU was immaterial to the consolidated results of operations, cash flows, financial position, and disclosures.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements to make incremental improvements to GAAP and address stakeholder suggestions, including, among other things, clarifying that the requirement to provide comparative information in the financial statements extends to the corresponding disclosures section. The Company adopted the ASU effective January 1, 2021. The amendments in this update should be applied retrospectively and at the beginning of the period that includes the adoption date. The impact of adopting the ASU was immaterial to the consolidated results of operations, cash flows, financial position, and disclosures.

In August 2021, the FASB issued ASU 2021-06, Presentation of Financial Statements (Topic 205) Financial Services—Depositary and Lending (Topic 942), and Financial Services— Investment Companies (Topic 946). This update amends certain SEC paragraphs from the Codification in response to the issuance of SEC Final Rule Nos. 33-10786, Amendments to Financial Disclosures About Acquired and Disposed Businesses, which modified the significance test and improved disclosure requirements for acquired businesses and pro forma financial information. The Company adopted the SEC Final Rule effective January 1, 2021, and the ASU was adopted immediately. The impact of adopting the ASU was immaterial to the consolidated results of operations, cash flows, financial position, and disclosures.

NOTE 3 — RESTRUCTURING CHARGE

The Company did not record any restructuring charges during the year ended December 31, 2021. The Company recorded restructuring charges in the amount of $1,557 and $1,699 during the years ended December 31, 2020 and 2019, respectively. The restructuring charges during the year ended December 31, 2020 were primarily related to impairment of certain acquired tradename intangibles associated with the Company’s brand realignment across its subsidiary companies to provide greater external consistency and affiliation. The restructuring charges during the year ended December 31, 2019 were primarily related to severance costs for magicJack employees from a reduction in workforce and lease termination costs in the Principal Investments – Communications segment.

The following tables summarize the changes in accrued restructuring charge during the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
Balance, beginning of year	$727	$1,600	$3,855
Restructuring charge	—	1,557	1,699
Cash paid	(114)	(901)	(4,150)
Non-cash items	11	(1,529)	196
Balance, end of year	$624	$727	$1,600

The following tables summarize the restructuring activities by reportable segment during the years ended December 31, 2020 and 2019:

			Auction		Principal
	Capital	Wealth	and	Financial	Investments -
	Markets	Management	Liquidation	Consulting	Communications	Total
Restructuring charges for the year ended December 31, 2020:
Impairment of intangible assets	$917	$—	$140	$500	$—	$1,557
Total restructuring charge	$917	$—	$140	$500	$—	$1,557

Restructuring charges for the year ended December 31, 2019:
Employee termination costs	$—	$—	$—	$—	$1,594	$1,594
Facility closure and consolidation charge (recovery)	—	(4)	—	—	109	105
Total restructuring charge	$—	$(4)	$—	$—	$1,703	$1,699

NOTE 4 — SECURITIES LENDING

The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of December 31, 2021 and 2020:

	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets(1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the consolidated balance sheets but eligible for offsetting upon counterparty default(2)	Net amounts
As of December 31, 2021
Securities borrowed	$2,090,966	$—	$2,090,966	$2,090,966	$—
Securities loaned	$2,088,685	$—	$2,088,685	$2,088,685	$—
As of December 31, 2020
Securities borrowed	$765,457	$—	$765,457	$765,457	$—
Securities loaned	$759,810	$—	$759,810	$759,810	$—

(1)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)	Includes the amount of cash collateral held/posted.

NOTE 5 — ACCOUNTS RECEIVABLE

The components of accounts receivable, net, include the following:

	December 31,	December 31,
	2021	2020
Accounts receivable	$39,045	$33,604
Investment banking fees, commissions and other receivables	14,286	10,316
Total accounts receivable	53,331	43,920
Allowance for doubtful accounts	(3,658)	(3,114)
Accounts receivable, net	$49,673	$40,806

Additions and changes to the allowance for doubtful accounts consist of the following:

	Year Ended December 31,
	2021	2020	2019
Balance, beginning of period	$3,114	$1,514	$696
Add: Additions to reserve	1,453	3,385	2,126
Less: Write-offs	(1,074)	(1,785)	(1,151)
Less: Recovery	165	—	(157)
Balance, end of period	$3,658	$3,114	$1,514

NOTE 6 — PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following:

	December 31,	December 31,
	2021	2020
Funds held in trust account	$345,024	$—
Equity investments	39,190	54,953
Prepaid expenses	14,965	7,371
Unbilled receivables	12,315	5,712
Other receivables	40,483	16,230
Other assets	11,525	8,908
Prepaid expenses and other assets	$463,502	$93,174

Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based contracts in the Auction and Liquidation segment, mobile handsets in the Principal Investments – Communications segment, and consulting related engagements in the Financial Consulting segment.

NOTE 7 — PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	Estimated	December 31,	December 31,
	Useful Lives	2021	2020
Leasehold improvements	Shorter of the remaining lease term or estimated useful life	$13,766	$10,737
Machinery, equipment and computer software	1.8 to 15 years	16,624	15,650
Furniture and fixtures	5 years	4,724	4,128
Total		35,114	30,515
Less: Accumulated depreciation and amortization		(22,244)	(18,830)
		$12,870	$11,685

Depreciation expense was $3,865, $3,632, and $5,202 during the years ended December 31, 2021, 2020, and 2019, respectively.

NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $250,568 and $227,046 as of December 31, 2021 and 2020, respectively.

The changes in the carrying amount of goodwill during the years ended December 31, 2021 and 2020 were as follows:

					Principal
	Capital	Wealth	Auction and	Financial	Investments-
	Markets	Management	Liquidation	Consulting	Communications
	Segment	Segment	Segment	Segment	Segment	Total
Balance as of December 31, 2019	$50,806	$28,396	$1,975	$20,331	$122,189	$223,697
Goodwill acquired during the year:
Acquisition of other business	—	—	—	3,349	—	3,349
Balance as of December 31, 2020	50,806	28,396	1,975	23,680	122,189	227,046
Goodwill acquired during the year:
Acquisition of other business	532	22,799	—	—	191	23,522
Balance as of December 31, 2021	$51,338	$51,195	$1,975	$23,680	$122,380	$250,568

Intangible assets consisted of the following:

		As of December 31, 2021			As of December 31, 2020
		Gross			Gross
		Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Useful Life	Value	Amortization	Net	Value	Amortization	Net
Amortizable assets:
Customer relationships	0.1 to 16 Years	$130,801	$59,671	$71,130	$98,898	$40,281	$58,617
Domain names	7 Years	185	143	42	235	148	87
Advertising relationships	8 Years	100	69	31	100	56	44
Internally developed software and other intangibles	0.5 to 5 Years	15,275	8,820	6,455	11,775	6,913	4,862
Trademarks	6 to 10 Years	6,369	1,652	4,717	2,850	991	1,859
Total		152,730	70,355	82,375	113,858	48,389	65,469

Non-amortizable assets:
Tradenames		125,276	—	125,276	125,276	—	125,276
Total intangible assets		$278,006	$70,355	$207,651	$239,134	$48,389	$190,745

Amortization expense was $22,006, $15,737, and $13,846, during the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, estimated future amortization expense was $20,116, $17,769, $13,832, $10,386, $10,410 during the years ended December 31, 2022, 2023, 2024, 2025 and 2026, respectively. The estimated future amortization expense after December 31, 2026 was $9,861.

In the first quarter of 2020, in accordance with ASC 350, the Company made a qualitative assessment of the impact of the COVID-19 outbreak on goodwill and other intangible assets. The Company determined that the COVID-19 outbreak was a triggering event for testing the indefinite-lived tradenames in the Brands segment and made a determination that the indefinite-lived tradenames in the Brands segment were impaired and the Company recognized an impairment charge of $4,000. As a result of the continuing impact and duration of the COVID-19 outbreak on the operations of the Brands segment, the Company determined that there was another triggering event for testing the indefinite-lived tradenames in the Brands segment and made a determination that the indefinite-lived tradenames in the Brands segment were impaired and the Company recognized an additional impairment charge of $8,500 in the second quarter of 2020. There have been no triggering events subsequent to the second quarter of 2020 for testing indefinite-lived tradenames in the Brands segment. The Company will continue to monitor the impacts of the COVID-19 outbreak in future quarters. Changes in our forecasts could cause the book values of indefinite-lived tradenames to exceed fair values which may result in additional impairment charges in future periods.

NOTE 9 — LEASING ARRANGEMENTS

The Company’s operating lease assets primarily represent the lease of office space where the Company conducts its operations with the weighted average lease term of 7.4 years and 7.2 years as of December 31, 2021 and 2020, respectively. The operating leases have lease terms up to 10 and 11 years as of December 31, 2021 and 2020, respectively. The weighted average discount rate used to calculate the present value of lease payments was 5.25% and 5.55% as of December 31, 2021 and 2020, respectively. During the years ended December 31, 2021, 2020, and 2019, the total operating lease expense was $15,230, $13,434, and $12,582, respectively. During the years ended December 31, 2021, 2020, and 2019, $1,377, $1,225, and $1,289, respectively, of operating lease expense were attributable to variable lease expenses. Operating lease expense is included in selling, general and administrative expenses in the consolidated statements of income.

During the years ended December 31, 2021, 2020, and 2019, cash payments against operating lease liabilities totaled $15,509, $12,901, and $12,934 respectively, and non-cash lease expense transactions totaled $3,750, $3,314, and $3,679, respectively. Cash flows from operating leases are classified as net cash flows from operating activities in the accompanying consolidated statements of cash flows.

As of December 31, 2021, maturities of operating lease liabilities were as follows:

Operating
Leases
Year ending December 31:
2022	$16,125
2023	12,629
2024	12,232
2025	11,417
2026	7,977
Thereafter	21,517
Total lease payments	81,897
Less: imputed interest	(12,825)
Total operating lease liability	$69,072

As of December 31, 2021 and 2020, the Company did not have any significant leases executed but not yet commenced.

NOTE 10 — NOTES PAYABLE

Asset Based Credit Facility

On April 21, 2017, the Company amended its credit agreement (as amended, the “Credit Agreement”) governing its asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) to increase the maximum borrowing limit from $100,000 to $200,000. Such amendment, among other things, also extended the expiration date of the credit facility from July 15, 2018 to April 21, 2022. The Credit Agreement continues to allow for borrowings under the separate credit agreement (a “UK Credit Agreement”) which was dated March 19, 2015 with an affiliate of Wells Fargo Bank which provides for the financing of transactions in the United Kingdom. Such facility allows the Company to borrow up to 50 million British Pounds. Any borrowings on the UK Credit Agreement reduce the availability on the asset based $200,000 credit facility. The UK Credit Agreement is cross collateralized and integrated in certain respects with the Credit Agreement. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(e). All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The Company paid Wells Fargo Bank a closing fee in the amount of $500 in connection with the April 2017 amendment to the Credit Agreement. The interest rate for each revolving credit advance under the Credit Agreement is, subject to certain terms and conditions, equal to the LIBOR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility also provides for success fees in the amount of 2.5% to 17.5% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. Interest expense totaled $435, $639, and $1,503 during the years ended December 31, 2021, 2020, and 2019, respectively. There is no outstanding balance on this credit facility as of December 31, 2021 and 2020. As of December 31, 2021 and 2020, there were no open letters of credit outstanding.

We are in compliance with all financial covenants in the asset based credit facility as of December 31, 2021.

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

The full amount of the Company’s PPP loans and accrued interest were forgiven in the amount of $6,509 in June 2021, and the Company recorded a gain on extinguishment of loans and other for this amount in the accompanying consolidated statements of income.

Other Notes Payable

Notes payable include notes payable to a clearing organization for one of the Company’s broker dealers. The notes payable accrue interest at the prime rate plus 2.0% (5.25% as of December 31, 2021) payable annually, maturing January 31, 2022. As of December 31, 2021 and 2020, the outstanding balance for the notes payable was $357 and $714, respectively. Interest expense was $21, $51, and $87 during the years ended December 31, 2021, 2020, and 2019, respectively.

Also included in notes payable as of December 31, 2020, was a $37,253 note payable to Garrison TNCI LLC which was assumed as part of the Company’s investment in Lingo Management LLC. The note accrued interest at 12.5% per annum and had a maturity date of March 31, 2021. During the years ended December 31, 2021 and 2020, interest expense on the note was $238 and $447, respectively. The note was paid in full in January 2021.

NOTE 11 — TERM LOANS AND REVOLVING CREDIT FACILITY

Nomura Credit Agreement

On June 23, 2021, the Company, and its wholly owned subsidiaries, BR Financial Holdings, LLC (the “Primary Guarantor”), and BR Advisory & Investments, LLC (the “Borrower”) entered into a credit agreement (as amended prior to the Second Amendment (as defined below) the “Credit Agreement”) with Nomura Corporate Funding Americas, LLC, as administrative agent (the “Administrative Agent”), and Wells Fargo Bank, N.A., as collateral agent (the “Collateral Agent”), for a four-year $200,000 secured term loan credit facility (the “Term Loan Facility”) and a four-year $80,000 secured revolving loan credit facility (the “Revolving Credit Facility”).

On December 17, 2021 (the “Amendment Date”), the Company, the Primary Guarantor, and the Borrower entered into a Second Incremental Amendment to Credit Agreement (the “Second Amendment”), by and among the Company, the Primary Guarantor, the Borrower, each of the subsidiary guarantors signatory thereto, each of the lenders party thereto, the Administrative Agent and the Collateral Agent, pursuant to which the Borrower established an incremental facility in an aggregate principal amount of $100,000 (the “Incremental Facility” and the incremental term loans made thereunder, the “Incremental Term Loans”) of secured term loans under the Credit Agreement on terms identical to those applicable to the Term Loan Facility. The Borrower borrowed the full amount of the Incremental Term Loans on the Amendment Date. The Term Loan Facility, Revolving Credit Facility, and Incremental Facility, together, (“Credit Facilities”), mature on June 23, 2025, subject to acceleration or prepayment.

Eurodollar loans under the Credit Facilities accrue interest at the Eurodollar Rate plus an applicable margin of 4.50%. Base rate loans accrue interest at the Base Rate plus an applicable margin of 3.50%. In addition to paying interest on outstanding borrowings under the Revolving Credit Facility, the Company is required to pay a quarterly commitment fee based on the unused portion of the Revolving Credit Facility, which is determined by the average utilization of the facility for the immediately preceding fiscal quarter.

Subject to certain eligibility requirements, the assets of certain subsidiaries of the Company that hold credit assets, private equity assets, and public equity assets are placed into a borrowing base, which serves to limit the borrowings under the Credit Facilities. If borrowings under the facilities exceed the borrowing base, the Company is obligated to prepay the loans in an aggregate amount equal to such excess. The Credit Agreement and the Second Amendment contain certain representations and warranties (subject to certain agreed qualifications) that are customary for financings of this kind.

The Credit Agreement and the Second Amendment contain certain affirmative and negative covenants customary for financings of this type that, among other things, limit the Company’s, the Primary Guarantor’s, the Borrower’s, and the Borrower’s subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests. In addition, the Credit Agreement and the Second Amendment contain a financial covenant that requires the Company to maintain Operating EBITDA of at least $135,000 and the Primary Guarantor to maintain net asset value of at least $1,100,000. The Credit Agreement and the Second Amendment contain customary events of default, including with respect to a failure to make payments under the credit facilities, cross-default, certain bankruptcy and insolvency events and customary change of control events.

Commencing on September 30, 2022, the Term Loan Facility and Incremental Facility will amortize in equal quarterly installments of 1.25% of the aggregate principal amount of the term loan as of the closing date with the remaining balance due at final maturity. Quarterly installments from September 30, 2022 to March 31, 2025 are in the amount of $3,750 per quarter.

As of December 31, 2021, the outstanding balance on the Term Loan Facility and Incremental Facility was $292,650 (net of unamortized debt issuance costs of $7,350). Interest on the term loan during the year ended December 31, 2021, was $5,907 (including amortization of deferred debt issuance costs of $766). The interest rate on the term loan as of December 31, 2021 was 4.72%.

The Company had an outstanding balance of $80,000 under the Revolving Credit Facility as of December 31, 2021. Interest on the revolving facility during the year ended December 31, 2021 was $1,915 (including unused commitment fees of $76 and amortization of deferred financing costs of $305). The interest rate on the revolving facility as of December 31, 2021 was 4.67%.

The Company is in compliance with all financial covenants in the Nomura Credit Agreement as of December 31, 2021.

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

On December 31, 2020, the Borrowers, the Secured Guarantors, the Agent and the Closing Date Lenders, entered into the Second Amendment to Credit Agreement (the “Second Amendment”) pursuant to which, among other things, (i) the Lenders agreed to make a new $75,000 term loan to the Borrowers, the proceeds of which the Borrowers’ used to repay the outstanding principal amount of the existing Terms Loans and Optional Loans and will use for other general corporate purposes, (ii) the Borrowers were permitted to make a one-time Permitted Distribution (as defined in the Second Amendment) in the amount of $30,000 on the date of the Second Amendment, (iii) the maturity date of the new Term Loans is five (5) years from the date of the Second Amendment, (iv) the interest rate margin was increased by 25 basis points as set forth in the Second Amendment, (v) the Borrowers agreed to make mandatory prepayments of the Term Loans from a portion of the Consolidated Excess Cash Flow (as defined in the Credit Agreement), (vi) the maximum Consolidated Total Funded Debt Ratio (as defined in the Credit Agreement) was increased as set forth in the Second Amendment and (vii) the Company and B. Riley Principal Investments, LLC entered into a reaffirmation of their guarantees of the Borrowers’ obligations under the Credit Agreement. Additionally, the Borrowers paid a commitment fee and an arrangement fee, each based on a percentage of the aggregate commitments, in each case upon the closing of the Second Amendment.

On December 16, 2021, the Borrowers, the Secured Guarantors, the Agent and the Closing Date Lenders, entered into the Third Amendment to Credit Agreement (the “Third Amendment”) pursuant to which, among other things, replaced LIBOR with the Secured Overnight Financing Rate (“SOFR”) reference rate, and the Borrowers were permitted to make a one-time Permitted Distribution (as defined in the Third Amendment) in the amount of $30,000 on the date of the Third Amendment.

Borrowings under the amended BRPAC Credit Agreement bear interest at a rate equal to (a) the SOFR rate for loans, plus (b) the applicable margin rate, which ranges from 2.75% to 3.25% per annum, based upon the Borrowers’ ratio of consolidated funded indebtedness to adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) for the preceding four fiscal quarters or other applicable period. As of December 31, 2021 and 2020, the interest rate on the amended BRPAC Credit Agreement was 3.17% and 3.40%, respectively.

Principal outstanding under the amended BRPAC Credit Agreement is due in quarterly installments. Quarterly installments from March 31, 2022 to December 31, 2022 are in the amount of $4,116 per quarter, from March 31, 2023 to December 31, 2023 are in the amount of $3,631 per quarter, from March 31, 2024 to December 31, 2024 are in the amount of $3,147 per quarter, from March 31, 2025 to December 31, 2025 are $2,663 per quarter, and the remaining principal balance is due at final maturity on December 31, 2025.

As of December 31, 2021, and 2020, the outstanding balance on the term loan was $53,735 (net of unamortized debt issuance costs of $582) and $74,213 (net of unamortized debt issuance costs of $787), respectively. Interest expense on the term loan during the years ended December 31, 2021, 2020, and 2019, was $2,468 (including amortization of deferred debt issuance costs of $300), $2,369 (including amortization of deferred debt issuance costs of $278) and $4,609 (including amortization of deferred debt issuance costs of $350), respectively.

We are in compliance with all financial covenants in the amended BRPAC Credit Agreement as of December 31, 2021.

NOTE 12 — SENIOR NOTES PAYABLE

Senior notes payable, net, is comprised of the following as of December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
7.500% Senior notes due May 31, 2027	$—	$128,156
7.250% Senior notes due December 31, 2027	—	122,793
7.375% Senior notes due May 31, 2023	—	137,454
6.875% Senior notes due September 30, 2023	—	115,168
6.750% Senior notes due May 31, 2024	111,170	111,170
6.500% Senior notes due September 30, 2026	178,787	134,657
6.375% Senior notes due February 28, 2025	144,521	130,942
6.000% Senior notes due January 31, 2028	259,347	—
5.500% Senior notes due March 31, 2026	214,243	—
5.250% Senior notes due August 31, 2028	397,302	—
5.000% Senior notes due December 31, 2026	322,679	—
	1,628,049	880,340
Less: Unamortized debt issuance costs	(21,489)	(9,557)
	$1,606,560	$870,783

During the year ended December 31, 2021, the Company issued $233,416 of senior notes with maturity dates ranging from May 2023 to August 2028 pursuant to At the Market Issuance Sales Agreements with B. Riley Securities, Inc., which governs the program of at-the-market sales of the Company’s senior notes.

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

On October 22, 2021, the Company redeemed, in full, $115,726 aggregate principal amount of its 6.875% Senior Notes due 2023 (the “6.875% 2023 Notes”) pursuant to the fifth supplemental indenture dated September 11, 2018. The redemption price was equal to 101.0% of the aggregate principal amount, plus accrued and unpaid interest, up to, but excluding, the redemption date.  The total redemption payment included approximately $1,812 in accrued interest and $1,157 in premium. In connection with the full redemption, the 6.875% 2023 Notes under the ticker symbol “RILYI,” were delisted from NASDAQ and ceased trading on the redemption date.

On December 3, 2021, the Company issued $322,679 of senior notes due in December 2026 (“5.00% 2026 Notes”) pursuant to a prospectus supplement dated November 29, 2021. Interest on the 5.00% 2026 Notes is payable quarterly at 5.00%. The 5.00% 2026 Notes are unsecured and due and payable in full on December 31, 2026. In connection with the issuance of the 5.00% 2026 Notes, the Company received net proceeds of $317,633 (after underwriting commissions, fees, and other issuance costs of $5,046). The 5.00% 2026 Notes bear interest at the rate of 5.00% per annum.

As of December 31, 2021 and 2020, the total senior notes outstanding was $1,606,560 (net of unamortized debt issue costs of $21,489) and $870,783 (net of unamortized debt issue costs of $9,557) with a weighted average interest rate of 5.69% and 6.95%, respectively. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes totaled $81,475, $61,233, and $43,823 during the years ended December 31, 2021, 2020, and 2019, respectively.

Sales Agreement Prospectus to Issue Up to $250,000 of Senior Notes

The most recent sales agreement prospectus was filed by us with the SEC on January 5, 2022 (the “January 2022 Sales Agreement Prospectus”) superseding the prospectus filed with the SEC on August 11, 2021, the prospectus filed with the SEC on April 6, 2021, and the prospectus filed with the SEC on January 28, 2021. This program provides for the sale by the Company of up to $250,000 of certain of the Company’s senior notes. As of December 31, 2021, the Company had $111,911 remaining availability under the January 2022 Sales Agreement.

NOTE 13 — REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from contracts with customers by reportable segment during the years ended December 31, 2021, 2020, and 2019 is as follows:

	Capital	Wealth	Auction and	Financial	Principal Investments -
	Markets	Management	Liquidation	Consulting	Communications	Brands	Total
Revenues for the year ended December 31, 2021:
Corporate finance, consulting and investment banking fees	$484,247	$—	$—	$56,439	$—	$—	$540,686
Wealth and asset management fees	6,769	282,711	—	—	—	—	289,480
Commissions, fees and reimbursed expenses	48,382	75,776	19,079	37,873	—	—	181,110
Subscription services	—	—	—	—	79,149	—	79,149
Service contract revenues	—	—	1,090	—	—	—	1,090
Advertising, licensing and other (1)	—	—	53,348	—	14,198	20,308	87,854
Total revenues from contracts with customers	539,398	358,487	73,517	94,312	93,347	20,308	1,179,369

Interest income - Loans and securities lending	122,722	—	—	—	—	—	122,722
Trading gains on investments	368,537	7,623	—	—	—	—	376,160
Fair value adjustment on loans	10,516	—	—	—	—	—	10,516
Other	35,920	15,874	—	—	—	—	51,794
Total revenues	$1,077,093	$381,984	$73,517	$94,312	$93,347	$20,308	$1,740,561

(1)	Includes sale of goods of $53,348 in Auction Liquidation and $4,857 in Principal Investments - Communications.

Revenues for the year ended December 31, 2020:
Corporate finance, consulting and investment banking fees	$255,023	$—	$—	$54,051	$—	$—	$309,074
Wealth and asset management fees	7,391	71,204	—	—	—	—	78,595
Commissions, fees and reimbursed expenses	48,416	—	50,035	36,855	—	—	135,306
Subscription services	—	—	—	—	72,666	—	72,666
Service contract revenues	—	—	13,066	—	—	—	13,066
Advertising, licensing and other (1)	—	—	25,663	—	14,472	16,458	56,593
Total revenues from contracts with customers	310,830	71,204	88,764	90,906	87,138	16,458	665,300

Interest income - Loans and securities lending	102,499	—	—	—	—	—	102,499
Trading gains on investments	125,247	804	—	—	—	—	126,051
Fair value adjustment on loans	(22,033)	—	—	—	—	—	(22,033)
Other	29,047	1,141	—	716	—	—	30,904
Total revenues	$545,590	$73,149	$88,764	$91,622	$87,138	$16,458	$902,721

(1)	Includes sale of goods of $25,663 in Auction Liquidation and $3,472 in Principal Investments - Communications.

Revenues for the year ended December 31, 2019:
Corporate finance, consulting and investment banking fees	$129,477	$2	$—	$37,471	$—	$—	$166,950
Wealth and asset management fees	18,421	64,357	—	—	—	—	82,778
Commissions, fees and reimbursed expenses	42,503	—	49,849	38,821	—	—	131,173
Subscription services	—	—	—	—	82,088	—	82,088
Service contract revenues	—	—	(31,553)	—	—	—	(31,553)
Advertising, licensing and other (1)	—	—	4,220	—	18,774	4,055	27,049
Total revenues from contracts with customers	190,401	64,359	22,516	76,292	100,862	4,055	458,485

Interest income - Loans and securities lending	77,221	—	—	—	—	—	77,221
Trading gains on investments	92,379	1,826	—	—	—	—	94,205
Fair value adjustment on loans	12,258	—	—	—	—	—	12,258
Other	9,229	714	—	—	—	—	9,943
Total revenues	$381,488	66,899	22,516	76,292	100,862	4,055	652,112

(1)	Includes sale of goods of $4,220 in Auction Liquidation and $3,715 in Principal Investments - Communications.

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

Subscription services. Subscription service revenues are primarily earned from Principal Investments – Communication service contracts and are recognized in the period in which the transaction price has been determinable and the related performance obligations for services are provided to the customer. UOL pay accounts generally pay in advance for their internet access services and revenues are then recognized ratably over the service period. Subscription service revenues from magicJack include (a) revenues for initial access rights, which are recognized ratably over the service term, (b) revenues from access rights renewal, which are recognized ratably over the extended access right period; (c) revenues from access and wholesale charges, which are recognized as calls are terminated to the network; (d) revenues from UCaaS services, which are recognized in the period the services are provided over the term of the customer agreements; and (e) prepaid international long distance minutes, which are recognized as the minutes are used or expired. Subscription service revenues from our mobile phone business include revenues from mobile voice, text, and data services and are recognized ratably over the service period. Voice, text, and data overage charges are recognized over time as the consumer simultaneously receives and consumes the benefits each period as the Company performs.

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

If the Company determines that the variable consideration used in the initial determination of the transaction price for the contract is such that the total recoveries from the auction or liquidation will not exceed the guaranteed recovery values or advances made in accordance with the contract, the transaction price will be reduced and a loss or negative revenue could result from the performance obligation. A provision for the entire loss as negative revenue on the performance obligation is recognized in the period the loss is determined. Negative revenue from one retail liquidation engagement contributed to the Company reporting negative service contract revenues of $31,553 in the Auction and Liquidation segment during the year ended December 31, 2019.

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

Information on Remaining Performance Obligations and Revenue Recognized from Past Performance

The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligation(s) with an original expected duration exceeding one year was not material as of December 31, 2021. Corporate finance and investment banking fees and retail liquidation engagement fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price as of December 31, 2021.

Contract Balances

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligation(s) are satisfied. Receivables related to revenues from contracts with customers totaled $49,673 and $40,806 as of December 31, 2021 and 2020, respectively. The Company had no significant impairments related to these receivables during the years ended December 31, 2021 and 2020. The Company also has $12,315 and $5,712 of unbilled receivables included in prepaid expenses and other assets as of December 31, 2021 and 2020, respectively, and advances against customer contracts of $200 included in prepaid expenses and other assets as of December 31, 2021 and 2020, respectively. The Company’s deferred revenue primarily relates to retainer and milestone fees received from corporate finance and investment banking advisory engagements, asset management agreements, financial consulting engagements, subscription services where the performance obligation has not yet been satisfied and license agreements with guaranteed minimum royalty payments and advertising/marketing fees with additional royalty revenue based on a percentage of defined sales. Deferred revenue as of December 31, 2021 and 2020 was $69,507 and $68,651, respectively. The Company expects to recognize the deferred revenue of $69,507 as of December 31, 2021 as service and fee revenues when the performance obligation is met during the years December 31, 2022, 2023, 2024, 2025 and 2026 in the amount of $39,181, $11,364, $7,936, $5,265, and $2,745, respectively. The Company expects to recognize the deferred revenue of $3,016 after December 31, 2026.

During the years ended December 31, 2021, 2020, and 2019, the Company recognized revenue of $39,906, $38,330, and $39,885 that was recorded as deferred revenue, respectively.

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

The capitalized costs to fulfill a contract were $1,605 and $279 as of December 31, 2021 and 2020, respectively, and are recorded in prepaid expenses and other assets in the consolidated balance sheets. During the years ended December 31, 2021, 2020, and 2019, the Company recognized expenses of $580, $405, and $2,755 related to capitalized costs to fulfill a contract, respectively. There were no significant impairment charges recognized in relation to these capitalized costs during years ended December 31, 2021, 2020, and 2019.

NOTE 14 — INCOME TAXES

The Company’s provision for income taxes consists of the following during the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$67,322	$4,730	$16,499
State	30,036	3,297	6,176
Foreign	4,796	5,344	1,092
Total current provision	102,154	13,371	23,767
Deferred:
Federal	42,734	41,979	10,702
State	17,824	18,518	175
Foreign	1,248	1,572	—
Total deferred	61,806	62,069	10,877
Total provision for income taxes	$163,960	$75,440	$34,644

A reconciliation of the federal statutory rate of 21% to the effective tax rate for income before income taxes is as follows during the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
Provision for income taxes at federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.5%	6.3%	5.9%
Noncontrolling interest tax differential	0.1%	(0.1%)	(0.1%)
Employee stock based compensation	(1.1%)	(2.2%)	(0.9%)
Other	0.2%	2.0%	3.8%
Effective income tax rate	26.7%	27.0%	29.7%

Deferred income tax assets (liabilities) consisted of the following as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Deferred tax assets:
Accrued liabilities and other	$8,286	$2,066
Mandatorily redeemable noncontrolling interests	1,190	1,190
Other	649	—
State taxes	5,321	237
Share based payments	6,871	—
Foreign tax and other tax credit carryforwards	490	1,558
Capital loss carryforward	62,539	61,315
Net operating loss carryforward	32,445	33,185
Total deferred tax assets	117,791	99,551

Deferred tax liabilities:
Deductible goodwill and other intangibles	(5,129)	(2,333)
Share based payments	—	(434)
Depreciation	(1,592)	(112)
Deferred revenue	(116,631)	(43,631)
Other	(6,483)	(4,902)
Total deferred tax liabilities	(129,835)	(51,412)

Net deferred tax assets	(12,044)	48,139
Valuation allowance	(78,163)	(78,289)
Net deferred tax liabilities	$(90,207)	$(30,150)

Deferred tax assets, net	$2,848	$4,098
Deferred tax liabilities, net	(93,055)	(34,248)
Net deferred tax liabilities	$(90,207)	$(30,150)

The Company’s income before income taxes of $614,762 during the year ended December 31, 2021 includes a United States component of income before income taxes of $598,882 and a foreign component comprised of income before income taxes of $15,880. As of December 31, 2021, the Company had federal net operating loss carryforwards of $48,869 and state net operating loss carryforwards of $52,548. The Company’s federal net operating loss carryforwards will expire in the tax years commencing in December 31, 2031 through December 31, 2038, the state net operating loss carryforwards will expire in tax years commencing in December 31, 2025.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss, capital loss, and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company’s net operating losses are subject to annual limitations in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of December 31, 2021, the Company believes that the existing net operating loss carryforwards will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided a valuation allowance. The Company does not believe that it is more likely than not that it will be able to utilize the benefits related to capital loss carryforwards and has provided a valuation allowance in the amount of $65,900 against these deferred tax assets.

As of December 31, 2021, the Company had gross unrecognized tax benefits totaling $10,826 all of which would have an impact on the Company’s effective income tax rate, if recognized. A reconciliation of the amounts of gross unrecognized tax benefits (before federal impact of state items), excluding interest and penalties, was as follows:

Year Ended
December 31,
2021
Beginning balance	$10,561
Additions for current year tax positions	15
Additions for prior year tax positions	331
Reductions for prior year tax positions	(4)
Reductions due to lapse in statutes of limitations	(77)
Ending balance	$10,826

The Company files income tax returns in the U.S., various state and local jurisdictions, and certain other foreign jurisdictions. The Company is currently under audit by certain federal, state and local, and foreign tax authorities. The audits are in varying stages of completion. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, case law developments, and closing of statutes of limitations. Such adjustments are reflected in the provision for income taxes, as appropriate. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2018 to 2021.

As of December 31, 2021, the Company believes it is reasonably possible that its gross liabilities for unrecognized tax benefits may decrease by approximately $43 within the next 12 months due to expiration of statute of limitations.

During the year ended December 31, 2021, the Company had accrued interest and penalties relating to uncertain tax positions of $551 and $5,345 for UOL and magicJack, respectively, all of which was included in income taxes payable. During the year ended December 31, 2021, the Company recorded a benefit of $103 for UOL related to interest and penalties for uncertain tax positions primarily due to the lapse in statute of limitations.

NOTE 15 — EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Remeasurements to the carrying value of the redeemable noncontrolling interests in equity of subsidiaries are not deemed to be a dividend (see Note 2(v)). According to ASC 480 - Distinguishing Liabilities from Equity, there is no impact on earnings per share in the computation of basic and diluted earnings per share to common shareholders for changes in the carrying value of the redeemable noncontrolling interests in equity, when such changes in carrying value which in substance approximates fair value.

Basic common shares outstanding exclude 387,365 common shares in 2019 that were held in escrow and subject to forfeiture. The 387,365 common shares held in escrow were forfeited and cancelled on June 11, 2020 to indemnify the Company for certain representations and warranties and related claims pursuant to a related acquisition agreement.

Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net income per share were 1,639,310, 1,445,301, and 1,334,810 during the years ended December 31, 2021, 2020, and 2019, respectively, because to do so would have been anti-dilutive.

Basic and diluted earnings per share were calculated as follows:

	Year Ended December 31,
	2021	2020	2019
Net income attributable to B. Riley Financial, Inc.	$445,054	$205,148	$81,611
Preferred stock dividends	(7,457)	(4,710)	(264)
Net income applicable to common shareholders	$437,597	$200,438	$81,347

Weighted average common shares outstanding:
Basic	27,366,292	25,607,278	26,401,036
Effect of dilutive potential common shares:
Restricted stock units and warrants	1,514,728	901,119	1,082,700
Contingently issuable shares	124,582	—	45,421
Diluted	29,005,602	26,508,397	27,529,157

Basic income per common share	$15.99	$7.83	$3.08
Diluted income per common share	$15.09	$7.56	$2.95

NOTE 16 — ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	December 31,	December 31,
	2021	2020
Accrued payroll and related expenses	$107,904	$67,333
Dividends payable	28,486	1,987
Income taxes payable	39,776	29,177
Other tax liabilities	20,106	18,047
Accrued expenses	96,250	28,210
Other liabilities	51,228	28,424
Accrued expenses and other liabilities	$343,750	$173,178

Other tax liabilities primarily consist of uncertain tax positions, sales and VAT taxes payable, and other non-income tax liabilities. Accrued expenses primarily consist of accrued trade payables, investment banking payables and legal settlements. Other liabilities primarily consist of interest payables, customer deposits, and accrued legal fees.

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

(b) Babcock & Wilcox Commitments and Guarantee

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

On August 10, 2020, the Company entered into a project specific indemnity rider to a general agreement of indemnity made by B&W in favor of one of its sureties. Pursuant to the indemnity rider, the Company agreed to indemnify the surety in connection with a default by B&W under the underlying indemnity agreement relating to a $29,970 payment and performance bond issued by the surety in connection with a construction project undertaken by B&W. In consideration for providing the indemnity rider, B&W paid the Company fees in the amount of $600 on August 26, 2020.

On December 22, 2021, the Company entered into a general agreement of indemnity in favor of one of B&W’s sureties. Pursuant to this indemnity agreement, the Company agreed to indemnify the surety in connection with a default by B&W under a EUR 30,000 payment and performance bond issued by the surety in connection with a construction project undertaken by B&W. In consideration for providing the indemnity, B&W paid the Company fees in the amount of $1,694 on January 20, 2022.

(c) Other Commitments

On June 19, 2020, the Company participated in a loan facility agreement to provide a total loan commitment up to 33,000 EUROS to a retailer in Europe. The Company made an initial funding of 6,600 EUROS in July 2020 and no additional borrowings were made after the initial funding. On December 29, 2021, the availability period under the loan expired, leaving no outstanding commitments under the facility as of December 31, 2021. As of December 31, 2020, unused commitments of 26,400 EUROS were outstanding under the facility.

In the normal course of business, the Company enters into commitments to its clients in connection with capital raising transactions, such as firm commitment underwritings, equity lines of credit, or other commitments to provide financing on specified terms and conditions. These commitments require the Company to purchase securities at a specified price or otherwise provide debt or equity financing on specified terms. Securities underwriting exposes the Company to market and credit risk, primarily in the event that, for any reason, securities purchased by the Company cannot be distributed at the anticipated price and to balance sheet risk in the event that debt or equity financing commitments cannot be syndicated.

NOTE 18 — SHARE-BASED PAYMENTS

(a) 2021 Stock Incentive Plan

The 2021 Stock Incentive Plan (the “2021 Plan”) replaced the Amended and Restated 2009 Stock Incentive Plan on May 27, 2021. Share-based compensation expense for restricted stock units under the 2021 Plan was $33,168, $14,830, and $11,626 during the years ended December 31, 2021, 2020, and 2019, respectively. During the year ended December 31, 2021, in connection with employee stock incentive plans the Company granted 516,152 restricted stock units with a total grant date fair value of $35,289 and 1,958,540 performance stock units with a total grant date fair value of $67,227. During the year ended December 31, 2020, in connection with employee stock incentive plans the Company granted 465,711 restricted stock units with a total grant date fair value of $8,818.

The restricted stock units generally vest over a period of one to five years based on continued service. Performance based restricted stock units generally vest based on both the employee’s continued service and the Company’s common stock price, as defined in the grant, achieving a set threshold during the two to three-year period following the grant.  In determining the fair value of restricted stock units on the grant date, the fair value is adjusted for (a) estimated forfeitures, (b) expected dividends based on historical patterns and the Company’s anticipated dividend payments over the expected holding period, and (c) the risk-free interest rate based on U.S. Treasuries for a maturity matching the expected holding period.

As of December 31, 2021, the expected remaining unrecognized share-based compensation expense of $82,639 was to be expensed over a weighted average period of 1.9 years. As of December 31, 2020, the expected remaining unrecognized share-based compensation expense of $11,156 was to be expensed over a weighted average period of 1.9 years.

A summary of equity incentive award activity during the years ended December 31, 2021 and 2020 was as follows:

		Weighted
		Average
	Shares	Fair Value
Nonvested at December 31, 2019	2,263,988	$12.35
Granted	465,711	18.93
Vested	(1,730,734)	10.88
Forfeited	(171,743)	11.47
Nonvested at December 31, 2020	827,222	$19.29
Granted	2,474,692	41.43
Vested	(412,272)	19.97
Forfeited	(5,766)	50.52
Nonvested at December 31, 2021	2,883,876	$38.21

The per-share weighted average grant-date fair value of restricted stock units granted during the years ended December 31, 2021 and 2020 was $68.37 and $18.93, respectively. For the year ended December 31, 2021, the grant-date per-share weighted average fair value of performance stock units granted was $34.33. During the year ended December 31, 2021, the total fair value of shares vested was $8,233. During the year ended December 31, 2020, the total fair value of shares vested was $18,831, which included $11,236 in performance based restricted stock units which fully vested in December 2020.

(b) Amended and Restated FBR & Co. 2006 Long-Term Stock Incentive Plan

In connection with the acquisition of FBR & Co. on June 1, 2017, the equity awards previously granted or available for issuance under the FBR & Co. 2006 Long-Term Stock Incentive Plan (the “FBR Stock Plan”) may be issued. On May 27, 2021, the FBR Stock Plan was replaced by the 2021 Plan. During the year ended December 31, 2021, the Company granted restricted stock units representing 15,334 shares of common stock with a total grant date fair value of $1,007 and 140,000 performance stock units with a grant date fair value of $5,202 under the FBR Stock Plan. During the year ended December 31, 2020, the Company granted, restricted stock units representing 142,029 shares of common stock with a total grant date fair value of $2,603 under the FBR Stock Plan. The share-based compensation expense in connection with the FBR Stock Plan restricted stock awards was $2,085, $3,381, and $3,969 during the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, the expected remaining unrecognized share-based compensation expense of $5,183 will be expensed over a weighted average period of 1.2 years. As of December 31, 2020, the expected remaining unrecognized share-based compensation expense of $3,686 will be expensed over a weighted average period of 1.8 years.

A summary of equity incentive award activity as of December 31, 2021 and 2020 was as follows:

		Weighted
		Average
	Shares	Fair Value
Nonvested at December 31, 2019	485,033	$18.33
Granted	142,029	18.33
Vested	(310,867)	17.37
Forfeited	(26,075)	19.21
Nonvested at December 31, 2020	290,120	$19.33
Granted	155,334	39.98
Vested	(150,337)	20.08
Forfeited	(10,636)	30.59
Nonvested at December 31, 2021	284,481	$30.06

The per-share weighted average grant-date fair value of restricted stock units granted as of December 31, 2021 and 2020 was $65.69 and $18.33, respectively. As of December 31, 2021, the grant-date per-share weighted average fair value of performance stock units granted was $37.16. The total fair value of shares vested as of December 31, 2021 and 2020 was $3,018 and $5,400, respectively.

NOTE 19 — BENEFIT PLANS AND CAPITAL TRANSACTIONS

(a) Employee Benefit Plans

The Company maintains qualified defined contribution 401(k) plans, which cover substantially all of its U.S. employees. Under the plans, participants are entitled to make pre-tax contributions up to the annual maximums established by the Internal Revenue Service. The plan documents permit annual discretionary contributions from the Company. Employer contributions in the amount of $2,125, $1,565 and $1,424 were made during the years ended December 31, 2021, 2020, and 2019, respectively.

(b) Employee Stock Purchase Plan

In connection with the Company’s Employee Stock Purchase Plan, share based compensation was $758, $377 and $322 during the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, there were 450,717 shares reserved for issuance under the Purchase Plan. As of December 31, 2020, there were 502,326 shares reserved for issuance under the Purchase Plan.

(c) Common Stock

Since October 30, 2018, the Company’s Board of Directors has authorized annual share repurchase programs of up to $50,000 of its outstanding common shares. All share repurchases were effected on the open market at prevailing market prices or in privately negotiated transactions. During the year ended December 31, 2021, the Company repurchased 44,650 shares of its common stock for $2,656, which represents an average price of $59.49 per common share. The shares repurchased under the program were retired. On October 25, 2021, the share repurchase program was reauthorized by the Board of Directors for share repurchases up to $50,000 of its outstanding common shares and expires in October 2022.

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

(d) Preferred Stock

On October 7, 2019, the Company closed its public offering of depositary shares (the “Depositary Shares”), each representing 1/1000th of a share of 6.875% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”). The liquidation preference of each share of Series A Preferred Stock is $25,000 ($25.00 per Depositary Share). At the closing, the Company issued 2,000 shares of Series A Preferred Stock represented by 2,000,000 Depositary Shares issued. On October 11, 2019, the Company completed the sale of an additional 300,000 Depositary Shares, pursuant to the underwriters’ full exercise of their over-allotment option to purchase additional Depositary Shares. The offering of the 2,300,000 Depositary Shares generated $57,500 of gross proceeds. The Company may elect from time to time to offer the Series A Preferred Stock via ATM sales.

 During the years ended December 31, 2021 and 2020, the Company issued depositary shares equivalent to 233 and 232 shares, respectively, of the Series A Preferred Stock through ATM sales. There were 2,814 and 2,581 shares issued and outstanding as of December 31, 2021 and 2020, respectively. Total liquidation preference for the Series A Preferred Stock as of December 31, 2021 and 2020, was $70,362 and $64,519, respectively. Dividends on the Series A preferred paid during the years ended December 31, 2021 and 2020, were $1.71875 and $1.71875 per depositary share, respectively.

On September 4, 2020, the Company issued depositary shares each representing 1/1000th of a share of 7.375% Series B Cumulative Perpetual Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). The Series B Preferred Stock has a liquidation preference of $25 per 1/1000 depositary share or $25,000 per preferred share. As a result of the offering the Company issued 1,300 shares of Series B Preferred Stock represented by 1,300,000 depositary shares. The offering resulted in gross proceeds of approximately $32,500. The Company may elect from time to time to offer the Series B Preferred Stock via ATM sales.

During the years ended December 31, 2021 and 2020, the Company issued depositary shares equivalent to 307 and 90 shares, respectively, of the Series B Preferred Stock through ATM sales. There were 1,697 shares and 1,390 shares issued and outstanding as of December 31, 2021, and 2020, respectively. Total liquidation preference for the Series B Preferred Stock as of December 31, 2021 and 2020, was $42,428 and $34,741, respectively. Dividends on the Series B preferred paid during the years ended December 31, 2021 and 2020, were $1.84375 and $0.29193 per depositary share, respectively.

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

(e) Dividends

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. During the years ended December 31, 2021, 2020, and 2019, we paid cash dividends on our common stock of $347,135, $38,792, and $41,138, respectively. On February 23, 2022, the Company declared a regular quarterly dividend of $1.00 per share, which will be paid on or about March 23, 2022 to stockholders of record as of March 9, 2022. On October 28, 2021, we declared a regular dividend of $1.00 per share and special dividend of $3.00 per share that will be paid on or about November 23, 2021 to stockholders of record as of November 9, 2021. On July 29, 2021, we declared a regular dividend of $0.50 per share and special dividend of $1.50 per share that was paid on August 26, 2021 to stockholders of record as of August 13, 2021. On May 3, 2021, we declared a regular dividend of $0.50 per share and special dividend of $2.50 per share that was paid on May 28, 2021 to stockholders of record as of May 17, 2021. On October 28, 2021, the Board of Directors announced an increase to the regular quarterly dividend from $0.50 per share to $1.00 per share.  While it is the Board’s current intention to make regular dividend payments of $0.50 per share each quarter and special dividend payments dependent upon certain circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

A summary of our common stock dividend activity during the years ended December 31, 2021, 2020, and 2019 was as follows:

			Regular Dividend	Special Dividend	Total Dividend
Date Declared	Date Paid	Stockholder Record Date	Amount	Amount	Amount
October 28, 2021	November 23, 2021	November 9, 2021	$1.000	$3.000	$4.000
July 29, 2021	August 26, 2021	August 13, 2021	0.500	1.500	2.000
May 3, 2021	May 28, 2021	May 17, 2021	0.500	2.500	3.000
February 25, 2021	March 24, 2021	March 10, 2021	0.500	3.000	3.500
October 28, 2020	November 24, 2020	November 10, 2020	0.375	0.000	0.375
July 30, 2020	August 28, 2020	August 14, 2020	0.300	0.050	0.350
May 8, 2020	June 10, 2020	June 1, 2020	0.250	0.000	0.250
March 3, 2020	March 31, 2020	March 17, 2020	0.250	0.100	0.350
October 30, 2019	November 26, 2019	November 14, 2019	0.175	0.475	0.650
August 1, 2019	August 29, 2019	August 15, 2019	0.175	0.325	0.500
May 1, 2019	May 29, 2019	May 15, 2019	0.080	0.180	0.260
March 5, 2019	March 26, 2019	March 19, 2019	0.080	0.000	0.080

Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July and October. On January 9, 2020, the Company declared a cash dividend of $0.4296875 per Depositary Share, which was paid on January 31, 2020 to holders of record as of the close of business on January 21, 2020. On April 13, 2020, the Company declared a cash dividend of $0.4296875 per Depositary Share, which was paid on April 30, 2020 to holders of record as of the close of business on April 23, 2020. On July 7, 2020, the Company declared a cash dividend of $0.4296875 per Depositary Share, which was paid on July 31, 2020 to holders of record as of the close of business on July 21, 2020. On October 8, 2020, the Company declared a cash dividend of $0.4296875 per Depositary Share, which was paid on October 31, 2020 to holders of record as of the close of business on October 21, 2020. On January 11, 2021, the Company declared a cash dividend of $0.4296875 per Depositary Share, which was paid on January 29, 2021 to holders of record as of the close of business on January 21, 2021. On April 5, 2021, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on April 30, 2021 to holders of record as of the close of business on April 20, 2021. On July 8, 2021, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on August 2, 2021 to holders of record as of the close of business on July 21, 2021. On October 6, 2021, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on November 1, 2021 to holders of record as of the close of business on October 21, 2021. On January 10, 2022, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on January 31, 2022 to holders of record as of the close of business on January 21, 2022.

Holders of Series B Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July and October.  On October 8, 2020, the Company declared a cash dividend of $0.29193 per Depositary Share, which was paid on October 31, 2020 to holders of record as of the close of business on October 21, 2020. On January 11, 2021, the Company declared a cash dividend of $0.4609375 per Depositary Share, which was paid on January 29, 2021 to holders of record as of the close of business on January 21, 2021. On April 5, 2021, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on April 30, 2021 to holders of record as of the close of business on April 20, 2021. On July 8, 2021, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on August 2, 2021 to holders of record as of the close of business on July 21, 2021. On October 6, 2021, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on November 1, 2021 to holders of record as of the close of business on October 21, 2021. On January 10, 2022, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on January 31, 2022 to holders of record as of the close of business on January 21, 2022.

Our principal sources of liquidity to finance our business is our existing cash on hand, cash flows generated from operating activities, funds available under revolving credit facilities and special purpose financing arrangements.

NOTE 20 — NET CAPITAL REQUIREMENTS

B. Riley Securities (“BRS”), B. Riley Wealth Management (“BRWM”), and National Securities Corporation (“NSC”), the Company’s broker-dealer subsidiaries, are registered with the SEC as broker-dealers and members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company’s broker-dealer subsidiaries are subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, to not exceed 15 to 1. As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of December 31, 2021, BRS had net capital of $277,611, which was $265,093 in excess of its required minimum net capital of $12,518; BRWM had net capital of $13,833, which was $12,819 in excess of its required minimum net capital of $1,014; and NSC had net capital of $1,959 which was $959 in excess of required minimum net capital of $1,000. As of December 31, 2020, BRS had net capital of $146,060, which was $140,101 in excess of its required minimum net capital of $5,959; and BRWM had net capital of $4,998, which was $4,299 in excess of its required minimum net capital of $699.

NOTE 21 — RELATED PARTY TRANSACTIONS

The Company provides asset management and placement agent services to unconsolidated funds affiliated with the Company (the “Funds”). In connection with these services, the Funds may bear certain operating costs and expenses which are initially paid by the Company and subsequently reimbursed by the Funds.

As of December 31, 2021, amounts due from related parties of $2,306 included $621 from the Funds for management fees and other operating expenses, and $1,635 due from CA Global Partners (“CA Global”) for operating expenses related to wholesale and industrial liquidation engagements managed by CA Global on behalf of GA Global Partners. As of December 31, 2020, amounts due from related parties of $1,037 included $604 from the Funds for management fees and other operating expenses and $433 due from CA Global for operating expenses related to wholesale and industrial liquidation engagements managed by CA Global on behalf of GA Global Partners.

During the years ended December 31, 2021 and 2020, the Company recorded interest expense of $525 and $1,710, respectively, related to loan participations sold to BRC Partners Opportunity Fund, LP (“BRCPOF”), a private equity fund managed by one of its subsidiaries. The Company also recorded commission income of $555 and $568 from introducing trades on behalf of BRCPOF during the years ended December 31, 2021 and 2020, respectively. Our executive officers and members of our board of directors have a 55.8% financial interest, which includes a financial interest of Bryant Riley, our Co-Chief Executive Officer, of 31.8% in the BRCPOF as of December 31, 2021. The Company had no outstanding loan participations to BRCPOF as of December 31, 2021 and had $14,816 outstanding as of December 31, 2020.

In June 2020, the Company entered into an investment advisory services agreement with Whitehawk Capital Partners, L.P. (“Whitehawk”), a limited partnership controlled by Mr. J. Ahn, who is the brother of Phil Ahn, the Company’s Chief Financial Officer and Chief Operating Officer. Whitehawk has agreed to provide investment advisory services for GACP I, L.P. and GACP II, L.P. During the years ended December 31, 2021 and 2020, management fees paid for investment advisory services by Whitehawk was $1,729 and $1,214, respectively.

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

During the years ended December 31, 2021 and 2020, the Company earned $15,766 and $2,486, respectively, of underwriting and financial advisory and other fees from B&W in connection with B&W’s capital raising activities.

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

The Company is also a party to indemnification agreements for the benefit of B&W, and the B. Riley Guaranty, each as disclosed above in Note 17 – Commitments and Contingencies.

Maven

The Company has loans receivable due from the Maven, Inc. that are included in loans receivable, at fair value of $69,835 and $56,552 as of December 31, 2021 and 2020, respectively. Interest on these loans is payable at 10% per annum with maturity dates through December 2022.

Lingo

The Company has loans receivable due from Lingo Management LLC (“Lingo”) included in loans receivable, at fair value with a fair value of $58,565 and $55,066 as of December 31, 2021 and 2020, respectively. The term loan bears interest at 16.0% per annum with a maturity date of December 1, 2022. The term loan has a conversion feature under which $17,500 will convert to additional equity ownership upon receipt of certain regulatory approval. If those regulatory approvals are received, the conversion would increase the Company’s ownership interest in Lingo from 40% to 80%. On August 1, 2021, the credit agreement was amended to allow the borrower to elect that a portion of interest payable be payable in kind. On March 10, 2021, the Company also extended a promissory note to Lingo Communications, LLC (a wholly owned subsidiary of Lingo) in the amount of $1,100. The note bears interest at 6% per annum with a maturity date of March 31, 2022.

bebe

The Company had a loan receivable due from bebe included in loans receivable, at fair value with a fair value of $8,000 as of December 31, 2020. The term loan bore interest at 16.0% per annum and had a maturity date of November 10, 2021. The term loan was paid in full in August 2021.

Charah Solutions, Inc.

On August 25, 2021 the Company extended a $17,852 promissory note to Charah Solutions, Inc., in which one of the Company’s senior executives serves on the board of directors. The promissory note bore interest at 8.0% per annum and had a maturity date of September 25, 2022 and a 2.5% commitment fee payable at maturity. The promissory note was paid in full in December 2021.

California Natural Resources Group, LLC.

On November 1, 2021 the Company extended a $34,393 bridge promissory note bearing interest at up to 10% per annum (the “Bridge Note”) to California Natural Resources Group, LLC (“CalNRG”). As of December 31, 2021, the Bridge Note is included in loans receivable, at fair value in the amount of $34,000. On January 3, 2022, CalNRG repaid the Bridge Note using proceeds from a new credit facility with a third party bank (the “CalNRG Credit Facility”). The Company has guaranteed CalNRG’s obligations, up to $10,375, under the CalNRG Credit Facility.

Other

As of December 31, 2021, the Company has loans receivable due from other related parties in the amount of $4,201.

The Company often provides consulting or investment banking services to raise capital for companies in which the Company has significant influence through equity ownership, representation on the board of directors (or similar governing body), or both. During the year ended December 31, 2021, the Company earned $26,236 of fees related to these services.

NOTE 22 — BUSINESS SEGMENTS

The Company’s business is classified into the Capital Markets segment, Wealth Management segment, Auction and Liquidation segment, Financial Consulting segment, Principal Investments - Communications segment and Brands segment. These reportable segments are all distinct businesses, each with a different marketing strategy and management structure.

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

In conjunction with the new reporting structure, the Company recast its segment presentation for all periods presented. The following is a summary of certain financial data for each of the Company’s reportable segments:

	Year Ended December 31,
	2021	2020	2019
Capital Markets segment:
Revenues - Services and fees	$575,317	$339,877	$199,630
Trading income and fair value adjustments on loans	379,053	103,214	104,637
Interest income - Loans and securities lending	122,723	102,499	77,221
Total revenues	1,077,093	545,590	381,488
Selling, general and administrative expenses	(345,455)	(198,962)	(175,369)
Restructuring charge	—	(917)	—
Interest expense - Securities lending and loan participations sold	(52,631)	(42,451)	(32,144)
Depreciation and amortization	(2,136)	(2,386)	(2,810)
Segment income	676,871	300,874	171,165
Wealth Management segment:
Revenues - Services and fees	374,361	72,345	65,073
Trading income and fair value adjustments on loans	7,623	804	1,826
Total revenues	381,984	73,149	66,899
Selling, general and administrative expenses	(357,130)	(68,368)	(64,347)
Restructuring recovery	—	—	4
Depreciation and amortization	(8,920)	(1,880)	(2,048)
Segment income	15,934	2,901	508
Auction and Liquidation segment:
Revenues - Services and fees	20,169	63,101	18,296
Revenues - Sale of goods	53,348	25,663	4,220
Total revenues	73,517	88,764	22,516
Direct cost of services	(30,719)	(40,730)	(33,295)
Cost of goods sold	(20,675)	(9,766)	(4,016)
Selling, general and administrative expenses	(14,069)	(12,357)	(10,731)
Restructuring charge	—	(140)	—
Depreciation and amortization	—	(2)	(7)
Segment income (loss)	8,054	25,769	(25,533)
Financial Consulting segment:
Revenues - Services and fees	94,312	91,622	76,292
Selling, general and administrative expenses	(77,062)	(68,232)	(58,226)
Restructuring charge	—	(500)	—
Depreciation and amortization	(356)	(347)	(252)
Segment income	16,894	22,543	17,814
Principal Investments - Communications segment:
Revenues - Services and fees	88,490	83,666	97,147
Revenues - Sale of goods	4,857	3,472	3,715
Total revenues	93,347	87,138	100,862
Direct cost of services	(23,671)	(19,721)	(25,529)
Cost of goods sold	(6,278)	(2,694)	(3,559)
Selling, general and administrative expenses	(25,493)	(20,352)	(24,256)
Depreciation and amortization	(10,747)	(11,011)	(12,658)
Restructuring charge	—	—	(1,703)
Segment income	27,158	33,360	33,157
Brands segment:
Revenues - Services and fees	20,308	16,458	4,055
Selling, general and administrative expenses	(3,178)	(2,889)	(881)
Depreciation and amortization	(2,745)	(2,858)	(507)
Impairment of tradenames	—	(12,500)	—
Segment income (loss)	14,385	(1,789)	2,667
Consolidated operating income from reportable segments	759,296	383,658	199,778

Corporate and other expenses	(58,905)	(38,893)	(33,127)
Interest income	229	564	1,577
Gain on extinguishment of loans and other	3,796	—	—
Income (loss) on equity investments	2,801	(623)	(1,431)
Interest expense	(92,455)	(65,249)	(50,205)
Income before income taxes	614,762	279,457	116,592
Provision for income taxes	(163,960)	(75,440)	(34,644)
Net income	450,802	204,017	81,948
Net income (loss) attributable to noncontrolling interests	5,748	(1,131)	337
Net income attributable to B. Riley Financial, Inc.	445,054	205,148	81,611
Preferred stock dividends	7,457	4,710	264
Net income available to common shareholders	$437,597	$200,438	$81,347

The following table presents revenues by geographical area:

	Year Ended December 31,
	2021	2020	2019
Revenues:
Revenues - Services and fees:
North America	$1,168,483	$641,127	$460,374
Australia	—	664	58
Europe	4,474	25,278	61
Total Revenues - Services and fees	$1,172,957	$667,069	$460,493

Trading income and fair value adjustments on loans
North America	$386,676	$104,018	$106,463

Revenues - Sale of goods
North America	$12,130	$6,788	$7,935
Europe	46,075	22,347	—
Total Revenues - Sale of Goods	$58,205	$29,135	$7,935

Revenues - Interest income - Loans and securities lending:
North America	$122,723	$102,499	$77,221

Total Revenues:
North America	$1,690,012	$854,432	$651,993
Australia	—	664	58
Europe	50,549	47,625	61
Total Revenues	$1,740,561	$902,721	$652,112

As of December 31, 2021 and 2020 long-lived assets, which consist of property and equipment and other assets of $12,870 and $11,685, respectively, were located in North America.

Segment assets are not reported to, or used by, the Company’s Chief Operating Decision Maker to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.

NOTE 23 — REVISION OF PRIOR PERIOD FINANCIALS

As disclosed in Note 2(a), during the year ended December 31, 2021, the Company identified misstatements related to the consolidation of certain VIE’s, which primarily resulted in a gross up the investing and financing activities in the consolidated statements of cash flows. Although the Company concluded that these misstatements were not material, either individually or in aggregate, to its current or previously issued consolidated financial statements, the Company has elected to revise its previously issued consolidated financial statements to correct for these misstatements.

The revision to the accompanying consolidated statements of cash flows are as follows:

	Year Ended December 31, 2020
	As Previously
	Reported	Adjustments	As Revised
Statement of Cash Flows
Cash flows from investing activities:
Purchase of equity investments	$(13,986)	$6,486	$(7,500)
Funds received from trust account of subsidiary	—	320,500	320,500
Investment of subsidiaries initial public offering proceeds into trust account	—	(176,750)	(176,750)
Net cash (used in) provided by investing activities	$(128,446)	$150,236	$21,790

Cash flows from financing activities:
Payment of debt issuance and offering costs	$(3,359)	$(6,486)	$(9,845)
Redemption of subsidiary temporary equity and distributions	—	(318,750)	(318,750)
Proceeds from initial public offering of subsidiaries	—	175,000	175,000
Net cash provided by (used in) financing activities	$69,544	$(150,236)	$(80,692)

	Year Ended December 31, 2019
	As Previously
	Reported	Adjustments	As Revised
Statement of Cash Flows
Cash flows from investing activities:
Purchase of equity investments	$(33,391)	$4,634	$(28,757)
Investment of subsidiaries initial public offering proceeds into trust account	—	(143,750)	(143,750)
Net cash used in investing activities	$(298,590)	$(139,116)	$(437,706)

Cash flows from financing activities:
Payment of debt issuance and offering costs	$(3,425)	$(4,634)	$(8,059)
Proceeds from initial public offering of subsidiaries	—	143,750	143,750
Net cash provided by financing activities	$250,176	$139,116	$389,292

NOTE 24 — SUBSEQUENT EVENT

On January 19, 2022, the Company completed the acquisition of FocalPoint Securities, LLC (“FocalPoint”), an independent investment bank, for total cash, stock, and contingent consideration of up to $175,000. The acquisition is expected to expand B. Riley Securities’ mergers and acquisitions advisory business and enhance its debt capital markets and financial restructuring capabilities. The acquisition of FocalPoint will be accounted for using the acquisition method of accounting in the first quarter of fiscal year 2022. The Company has not completed the preliminary purchase price accounting since it is in the process of completing the valuation of the assets of FocalPoint.