Form 10-Q
period 2022-03-31
B. Riley Financial, Inc.
filed 2022-04-29
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 22, 2022, there were 27,928,234 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

B. Riley Financial, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2022
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par value)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Assets:
Cash and cash equivalents	$213,584	$278,933
Restricted cash	928	927
Due from clearing brokers	40,350	29,657
Securities and other investments owned, at fair value	1,317,101	1,532,095
Securities borrowed	1,629,773	2,090,966
Accounts receivable, net	44,722	49,673
Due from related parties	1,480	2,074
Loans receivable, at fair value (includes $154,862 and $167,744 from related parties as of March 31, 2022 and December 31, 2021, respectively)	882,391	873,186
Prepaid expenses and other assets	470,525	463,502
Operating lease right-of-use assets	60,677	56,969
Property and equipment, net	12,980	12,870
Goodwill	362,466	250,568
Other intangible assets, net	211,915	207,651
Deferred tax assets, net	2,867	2,848
Total assets	$5,251,759	$5,851,919
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$8,634	$6,326
Accrued expenses and other liabilities	298,905	343,750
Deferred revenue	75,509	69,507
Deferred tax liabilities, net	51,174	93,055
Due to clearing brokers	—	69,398
Securities sold not yet purchased	7,498	28,623
Securities loaned	1,619,132	2,088,685
Operating lease liabilities	72,339	69,072
Notes payable	22,891	357
Revolving credit facility	80,000	80,000
Term loans, net	342,851	346,385
Senior notes payable, net	1,627,649	1,606,560
Total liabilities	4,206,582	4,801,718

Commitments and contingencies (Note 15)
Redeemable noncontrolling interests in equity of subsidiaries	345,000	345,000
B. Riley Financial, Inc. equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 4,535 and 4,512 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively; and liquidation preference of $113,380 and $112,790 as of March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 27,928,234 and 27,591,028 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	450,164	413,486
Retained earnings	205,765	248,862
Accumulated other comprehensive loss	(1,568)	(1,080)
Total B. Riley Financial, Inc. stockholders’ equity	654,364	661,271
Noncontrolling interests	45,813	43,930
Total equity	700,177	705,201
Total liabilities and equity	$5,251,759	$5,851,919
The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2022	2021
Revenues:
Services and fees	$210,675	$289,469
Trading (losses) income and fair value adjustments on loans	(68,390)	266,942
Interest income - Loans and securities lending	61,426	36,920
Sale of goods	1,878	6,828
Total revenues	205,589	600,159
Operating expenses:
Direct cost of services	11,651	11,322
Cost of goods sold	2,251	5,326
Selling, general and administrative expenses	175,199	191,344
Interest expense - Securities lending and loan participations sold	11,766	19,189
Total operating expenses	200,867	227,181
Operating income	4,722	372,978
Other income (expense):
Interest income	67	49
Change in fair value of financial instruments and other	5,981	—
Income from equity investments	6,775	875
Interest expense	(30,436)	(19,786)
(Loss) income before income taxes	(12,891)	354,116
Benefit (provision) for income taxes	3,695	(97,518)
Net (loss) income	(9,196)	256,598
Net income attributable to noncontrolling interests	866	1,942
Net (loss) income attributable to B. Riley Financial, Inc.	$(10,062)	$254,656
Preferred stock dividends	2,002	1,749
Net (loss) income available to common shareholders	$(12,064)	$252,907

Basic (loss) income per common share	$(0.43)	$9.38
Diluted (loss) income per common share	$(0.43)	$8.81

Weighted average basic common shares outstanding	27,855,033	26,972,275
Weighted average diluted common shares outstanding	27,855,033	28,710,368
The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Net (loss) income	$(9,196)	$256,598
Other comprehensive income (loss):
Change in cumulative translation adjustment	(488)	(636)
Other comprehensive loss, net of tax	(488)	(636)
Total comprehensive (loss) income	(9,684)	255,962
Comprehensive income (loss) attributable to noncontrolling interests	866	1,942
Comprehensive (loss) income attributable to B. Riley Financial, Inc.	$(10,550)	$254,020
The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited)
(Dollars in thousands, except share data)
For the Three Months Ended March 31, 2022 and 2021

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	4,512	$—	27,591,028	$3	$413,486	$248,862	$(1,080)	$43,930	$705,201
Preferred stock issued	23	—	—	—	639	—	—	—	639
Vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	32,328	—	(1,294)	—	—	—	(1,294)
Shares issued for the acquisition of FocalPoint	—	—	304,878	—	20,320	—	—	—	20,320
Share based payments	—	—	—	—	17,013	—	—	—	17,013
Dividends on common stock ($1.00 per share)	—	—	—	—	—	(31,033)	—	—	(31,033)
Dividends on preferred stock	—	—	—	—	—	(2,002)	—	—	(2,002)
Net loss	—	—	—	—	—	(10,062)	—	866	(9,196)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(935)	(935)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1,770	1,770
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	182	182
Other comprehensive loss	—	—	—	—	—	—	(488)	—	(488)
Balance, March 31, 2022	4,535	$—	27,928,234	$3	$450,164	$205,765	$(1,568)	$45,813	$700,177

Balance, January 1, 2021	3,971	$—	25,777,796	$3	$310,326	$203,080	$(823)	$26,374	$538,960
Common stock issued, net of offering costs	—	—	1,413,045	—	64,713	—	—	—	64,713
Vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	4,068	—	(22)	—	—	—	(22)
Share based payments	—	—	—	—	5,526	—	—	—	5,526
Dividends on common stock ($3.50 per share)	—	—	—	—	—	(103,077)	—	—	(103,077)
Dividends on preferred stock	—	—	—	—	—	(1,749)	—	—	(1,749)
Net income	—	—	—	—	—	254,656	—	1,942	256,598
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(11,257)	(11,257)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3,722	3,722
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	13,042	13,042
Other comprehensive loss	—	—	—	—	—	—	(636)	—	(636)
Balance, March 31, 2021	3,971	$—	27,194,909	$3	$380,543	$352,910	$(1,459)	$33,823	$765,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:		(Revised - See Note 20)
Net (loss) income	$(9,196)	$256,598
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,848	6,759
Provision for doubtful accounts	405	402
Share-based compensation	17,013	5,526
Fair value adjustments, non-cash	(15,816)	(10,726)
Non-cash interest and other	(3,596)	(4,375)
Effect of foreign currency on operations	(34)	(726)
Income from equity investments	(6,775)	(875)
Dividends from equity investments	774	305
Deferred income taxes	(41,900)	62,696
Loss on loans receivable and disposal of fixed assets	257	—
Gain on extinguishment of loan	(1,102)	—
Loss on extinguishment of debt	—	919
Gain on equity investment	—	(3,544)
Income allocated and fair value adjustment for mandatorily redeemable noncontrolling interests	215	130
Change in operating assets and liabilities:
Amounts due to/from clearing brokers	(80,091)	(416,038)
Securities and other investments owned	215,973	(235,504)
Securities borrowed	461,193	(548,178)
Accounts receivable and advances against customer contracts	6,355	(3,885)
Prepaid expenses and other assets	1,701	(5,629)
Accounts payable, accrued payroll and related expenses, accrued expenses and other liabilities	(82,962)	30,505
Amounts due to/from related parties and partners	594	1,083
Securities sold, not yet purchased	(21,125)	277,446
Deferred revenue	4,924	(3,042)
Securities loaned	(469,553)	547,259
Net cash used in operating activities	(14,898)	(42,894)
Cash flows from investing activities:
Purchases of loans receivable	(93,853)	(75,669)
Repayments of loans receivable	101,000	87,476
Repayment of loan participations sold	—	(6,086)
Acquisition of businesses, net of $26,076 and $34,924 cash acquired for 2022 and 2021, respectively	(40,047)	(260)
Purchases of property, equipment and intangible assets	(176)	(101)
Proceeds from sale of property, equipment and intangible assets	2	—

Investment of subsidiaries initial public offering proceeds into trust account	—	(172,500)
Purchase of equity and other investments	(2,439)	(4,698)
Net cash used in investing activities	(35,513)	(171,838)
Cash flows from financing activities:
Repayment of notes payable	(357)	(37,610)
Repayment of term loan	(4,116)	(4,750)
Proceeds from issuance of senior notes	20,037	402,404
Redemption of senior notes	—	(128,156)
Payment of debt issuance and offering costs	—	(7,510)
Payment of contingent consideration	(181)	(75)
Payment of employment taxes on vesting of restricted stock	(1,294)	(22)
Common dividends paid	(27,886)	(95,183)
Preferred dividends paid	(2,002)	(1,749)
Distribution to noncontrolling interests	(1,051)	(11,571)
Contribution from noncontrolling interests	1,770	3,722
Proceeds from initial public offering of subsidiaries	—	172,500
Proceeds from issuance of common stock	—	64,713
Proceeds from issuance of preferred stock	639	—
Net cash (used in) provided by financing activities	(14,441)	356,713
(Decrease) increase in cash, cash equivalents and restricted cash	(64,852)	141,981
Effect of foreign currency on cash, cash equivalents and restricted cash	(496)	(696)
Net (decrease) increase in cash, cash equivalents and restricted cash	(65,348)	141,285
Cash, cash equivalents and restricted cash, beginning of period	279,860	104,837
Cash, cash equivalents and restricted cash, end of period	$214,512	$246,122

Supplemental disclosures:
Interest paid	$38,272	$36,725
Taxes paid	$73	$53
The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)
NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS OPERATIONS
B. Riley Financial, Inc. and its subsidiaries (collectively, the “Company”) provide investment banking and financial services to corporate, institutional and high net worth clients, and asset disposition, financial consulting, appraisal and capital advisory services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional services firms throughout the United States, Australia, Canada, and Europe and consumer Internet access and cloud communication services through its wholly-owned subsidiaries United Online, Inc. (“UOL” or “United Online”) and magicJack VocalTec Ltd. (“magicJack”). The Company has a majority ownership interest in BR Brands Holding, LLC (“BR Brands” or “Brands”), which provides licensing of trademarks.
On January 19, 2022, the Company acquired FocalPoint Securities, LLC ("FocalPoint"), an independent investment bank headquartered in Los Angeles, California. The purchase price consideration totaled $124,479, which consisted of $64,248 in cash, $20,320 in issuance of common stock of the Company, and $39,911 in deferred cash and contingent consideration payable over the next three years. The Company used the acquisition method of accounting for this acquisition. Goodwill of $110,612 and other intangible assets of $10,680 that were recorded as a result of the acquisition will be deductible for tax purposes. The acquisition is expected to expand B. Riley Securities’ mergers and acquisitions (“M&A”) advisory business and enhance its debt capital markets and financial restructuring capabilities.
On February 25, 2021, the Company completed the acquisition of all of the outstanding shares of National Holdings Corporation (“National”) not already owned by the Company. The total cash consideration for the approximately 55% of National outstanding shares that the Company did not previously own and settlement of outstanding share based awards amounted to $35,314. The Company used the acquisition method of accounting for this acquisition. The acquisition expanded the Company’s investment banking, wealth management and financial planning offerings by adding National’s brokerage, insurance, tax preparation and advisory services.
The Company operates in six operating segments: (i) Capital Markets, through which the Company provides investment banking, corporate finance, securities lending, restructuring, research, sales and trading services to corporate and institutional clients; (ii) Wealth Management, through which the Company provides wealth management and tax services to corporate, institutional and high net worth clients; (iii) Auction and Liquidation, through which the Company provides auction and liquidation services to help clients dispose of assets that include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property; (iv) Financial Consulting, through which the Company provides bankruptcy, financial advisory, forensic accounting, real estate consulting and valuation and appraisal services; (v) Principal Investments - Communications and Other, through which the Company provides consumer Internet access and related subscription services from United Online, cloud communication services primarily through the magicJack devices, and mobile phone voice, text, and data services and devices through a mobile virtual network operator; and (vi) Brands, which is focused on generating revenue through the licensing of trademarks.
There continues to be widespread impact from COVID-19, which the World Health Organization classified as a pandemic in March 2020. There has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel, and government activities and functions; however, the full impact of the COVID-19 outbreak continues to evolve with the emergence of new variant strains and breakthrough infections. Although the U.S. economy continued to grow during the first quarter of 2022, the continuing impact of the COVID-19 pandemic, higher inflation, the actions by the Federal Reserve to address inflation, and rising energy prices create uncertainty about the future economic environment which will continue to evolve and may impact our business in future periods. These developments and the impact on the financial markets and the overall economy continue to be highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted, the Company’s results of operations, financial position, and cash flows may be materially adversely affected.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements include the accounts of B. Riley Financial, Inc. and its wholly-owned and majority-owned subsidiaries. The condensed consolidated financial statements also include the accounts of Great American Global Partners, LLC, which is controlled by the Company as a result of its ownership of a 50% member interest, appointment of two of the three executive officers and significant influence over the funding of operations. All intercompany accounts and transactions have been eliminated upon consolidation
Applicable accounting guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a Variable Interest Entity (“VIE”); to eliminate the solely quantitative approach previously required for determining the primary beneficiary of a VIE; to add an additional reconsideration event for determining whether an entity is a VIE when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE.
The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.
Revision of Prior Period Financial Statements
In connection with the preparation of the Company’s consolidated financial statements during prior year, the Company identified an error that was not material related to the consolidation of certain VIEs which primarily resulted in a gross up between investing activities and financing activities in the consolidated statements of cash flows. In accordance with SAB No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the error and determined that the related impact did not, either individually or in the aggregate, materially misstate previously issued consolidated financial statements. A summary of revisions to certain previously reported financial information presented herein is included in Note 20.
(b) Use of Estimates
The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expense during the reporting period. Estimates are used when accounting for certain items such as valuation of securities, allowance for doubtful accounts, the fair value of loans receivables, intangible assets and goodwill, share based arrangements, contingent consideration, and accounting for income tax valuation allowances, recovery of contract assets and sales returns and allowances. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.
(c) Interest Expense — Securities Lending Activities
Interest expense from securities lending activities is included in operating expenses related to operations in the Capital Markets segment. Interest expense from securities lending activities is incurred from equity and fixed income securities that are loaned to the Company and totaled $11,766 and $18,721 during the three months ended March 31, 2022 and 2021, respectively. Interest expense from loan participations sold totaled zero and $468 during the three months ended March 31, 2022 and 2021, respectively.
(d) Concentration of Risk
Revenues in the Capital Markets, Financial Consulting, Wealth Management, Brands and Principal Investments — Communications and Other segments are currently primarily generated in the United States. Revenues in the Auction and Liquidation segment are primarily generated in the United States, Canada, and Europe.
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
(e) Advertising Expenses
The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $1,763 and $578 during the three months ended March 31, 2022 and 2021, respectively. Advertising expense was included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.
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
In June 2018, the Company adopted the 2018 Employee Stock Purchase Plan (“Purchase Plan”) which allows eligible employees to purchase common stock through payroll deductions at a price that is 85% of the market value of the common stock on the last day of the offering period. In accordance with the provisions of (ASC) 718 - Compensation — Stock Compensation (“ASC 718”), the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. During the three months ended March 31, 2022 and 2021, the Company recognized compensation expense of $153 and $227, respectively, related to the Purchase Plan.
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
(i) Restricted Cash
As of March 31, 2022 and December 31, 2021, restricted cash included $928 and $927 of cash collateral for leases, respectively.
Cash, cash equivalents and restricted cash consist of the following:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$213,584	$278,933
Restricted cash	928	927
Total cash, cash equivalents and restricted cash	$214,512	$279,860
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
(k) Property and Equipment
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under finance leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Depreciation expense on property and equipment was $1,032 and $873 during the three months ended March 31, 2022 and 2021, respectively.
(l) Loans Receivable
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
Loans receivable, at fair value totaled $882,391 and $873,186 as of March 31, 2022 and December 31, 2021, respectively. The loans have various maturities through March 2027. As of March 31, 2022 and December 31, 2021, the historical cost of loans receivable accounted for under the fair value option was $875,794 and $877,527, respectively, which included principal balances of $883,965 and $886,831 respectively, and unamortized costs, origination fees, premiums and discounts, totaling $8,170 and $9,304, respectively. During the three months ended March 31, 2022 and 2021, the Company recorded net unrealized gains of $10,937 and $10,726, respectively, on the loans receivable at fair value, which was included in trading income (losses) and fair value adjustments on loans on the condensed consolidated statements of operations.
The Company may periodically provide limited guarantees to third parties for loans that are made to investment banking and lending clients. As of March 31, 2022, the Company has outstanding limited guarantee arrangements with respect to Babcock & Wilcox Enterprises, Inc. (“B&W”) as further described in Note 15. In accordance with the new credit loss standard, the Company evaluates the need to record an allowance for credit losses for these loan guarantees since they have off-balance sheet credit exposures. As of March 31, 2022, the Company has not recorded any provision for credit losses on the B&W guarantees since the Company believes that there is sufficient collateral to protect the Company from any credit loss exposure.
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
Badcock Loan Receivable
On December 20, 2021, the Company entered into a Master Receivables Purchase Agreement (“Receivables Purchase Agreement”) with W.S. Badcock Corporation, a Florida corporation (“WSBC”), an indirect wholly owned subsidiary of Franchise Group, Inc., a Delaware corporation (“FRG”). The Company paid $400,000 in cash to WSBC for the purchase of certain consumer credit receivables of WSBC ("Badcock Receivables"), which was collateralized by the performance of the consumer credit receivables of WSBC. In connection with the Receivables Purchase Agreement, the Company entered into a Servicing Agreement (the “Servicing Agreement”) with WSBC pursuant to which WSBC will provide to the Company certain customary servicing and account management services in respect of the receivables purchased by the Company under the Receivables Purchase Agreement. In addition, subject to certain terms and conditions, FRG has agreed to guarantee the performance by WSBC of its obligations under the Receivables Purchase Agreement and the Servicing Agreement. As of March 31, 2022 and December 31, 2021, the principal outstanding for the Badcock Receivables was $380,591 and $400,000, respectively, and included in loans receivable, at fair value on the condensed consolidated balance sheets.
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

As of March 31, 2022 and December 31, 2021, the Company’s securities and other investments owned and securities sold not yet purchased at fair value consisted of the following securities:

	March 31, 2022	December 31, 2021
Securities and other investments owned:
Equity securities	$1,228,690	$1,444,474
Corporate bonds	10,508	7,632
Other fixed income securities	3,681	2,606
Partnership interests and other	74,222	77,383
	$1,317,101	$1,532,095

Securities sold not yet purchased:
Equity securities	$1,118	$20,302
Corporate bonds	6,046	6,327
Other fixed income securities	334	1,994
	$7,498	$28,623
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
The Company’s securities and other investments owned and securities sold and not yet purchased are comprised of common and preferred stocks and warrants, corporate bonds, and investments in partnerships. Investments in common stocks that are based on quoted prices in active markets are included in Level 1 of the fair value hierarchy. The Company also holds loans receivable valued at fair value, nonpublic common and preferred stocks and warrants for which there is little or no public market and fair value is determined by management on a consistent basis. For investments where little or no public market exists, management’s determination of fair value is based on the best available information which may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration various factors including earnings history, financial condition, recent sales prices of the issuer’s securities and liquidity risks. These investments are included in Level 3 of the fair value hierarchy. Investments in partnership interests include investments in private equity partnerships that primarily invest in equity securities, bonds, and direct lending funds. The Company also invests in priority investment funds and the underlying securities held by these funds are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. The Company’s partnership and investment fund interests are valued based on the Company’s proportionate share of the net assets of the partnerships and funds; the value for these investments is derived from the most recent statements received from the general partner or fund administrator. These partnership and investment fund interests are valued at net asset value (“NAV”) in accordance with ASC 820 - Fair Value Measurements. As of March 31, 2022 and December 31, 2021, partnership and investment fund interests valued at NAV of $74,222 and $77,383, respectively, are included in securities and other investments owned in the accompanying condensed consolidated balance sheets.

Securities and other investments owned also include investments in nonpublic entities that do not have a readily determinable fair value and do not report NAV per share. These investments are accounted for using a measurement alternative under which they are measured at cost and adjusted for observable price changes and impairments. Observable price changes result from, among other things, equity transactions for the same issuer executed during the reporting period, including subsequent equity offerings or other reported equity transactions related to the same issuer. For these transactions to be considered observable price changes of the same issuer, we evaluate whether these transactions have similar rights and obligations, including voting rights, distribution preferences, conversion rights, and other factors, to the investments we hold. Any investments adjusted to their fair value by applying the measurement alternative are disclosed as nonrecurring fair value measurements, including the level in the fair value hierarchy that was used. As of March 31, 2022 and December 31, 2021, investments in nonpublic entities valued using a measurement alternative of $73,006 and $59,745, respectively, are included in securities and other investments owned in the accompanying condensed consolidated balance sheets.
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
The Company has warrant liabilities related to warrants of the SPAC’s that are held by investors in BRPM 150 and BRPM 250. The warrants are accounted for as liabilities in accordance with ASC 815 - Derivatives and Hedging and are measured at fair value at inception and on a recurring basis using quoted prices in over-the-counter markets. Warrant liabilities are included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets with changes in fair value that amounted to $4,879 during the three months ended March 31, 2022 included within change in fair value of financial instruments and other as part of other income (expense) in the condensed consolidated statements of operations. The fair value of mandatorily redeemable noncontrolling interests is determined based on the issuance of similar interests for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports and internal valuation models.

The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2022 Using
	Fair value as of March 31, 2022	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Funds held in trust account	$345,057	$345,057	$—	$—
Securities and other investments owned:
Equity securities	1,155,685	767,021	—	388,664
Corporate bonds	10,508	—	10,508	—
Other fixed income securities	3,680	—	3,680	—
Total securities and other investments owned	1,169,873	767,021	14,188	388,664
Loans receivable, at fair value	882,391	—	—	882,391
Total assets measured at fair value	$2,397,321	$1,112,078	$14,188	$1,271,055

Liabilities:
Securities sold not yet purchased:
Equity securities	$1,118	$1,118	$—	$—
Corporate bonds	6,046	—	6,046	—
Other fixed income securities	334	—	334	—
Total securities sold not yet purchased	7,498	1,118	6,380	—
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,502	—	—	4,502
Warrant liabilities	8,059	8,059	—	—
Contingent earnout	22,464	—	—	22,464
Total liabilities measured at fair value	$42,523	$9,177	$6,380	$26,966

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2021 Using
	Fair value at December 31, 2021	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Funds held in trust account	$345,024	$345,024	$—	$—
Securities and other investments owned:
Equity securities	1,384,729	1,007,180	—	377,549
Corporate bonds	7,632	—	7,632	—
Other fixed income securities	2,606	—	2,606	—
Total securities and other investments owned	1,394,967	1,007,180	10,238	377,549
Loans receivable, at fair value	873,186	—	—	873,186
Total assets measured at fair value	$2,613,177	$1,352,204	$10,238	$1,250,735

Liabilities:
Securities sold not yet purchased:
Equity securities	$20,302	$20,302	$—	$—
Corporate bonds	6,327	—	6,327	—
Other fixed income securities	1,994	—	1,994	—
Total securities sold not yet purchased	28,623	20,302	8,321	—
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,506	—	—	4,506
Warrant liabilities	12,938	12,938	—	—
Total liabilities measured at fair value	$46,067	$33,240	$8,321	$4,506
As of March 31, 2022 and December 31, 2021, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $1,271,055 and $1,250,735, respectively, or 24.2% and 21.4%, respectively, of the Company’s total assets. In determining the fair value for these Level 3 financial assets, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity.
The following table summarizes the significant unobservable inputs in the fair value measurement of Level 3 financial assets and liabilities by category of investment and valuation technique as of March 31, 2022:

	Fair value at March 31, 2022	Valuation Technique	Unobservable Input	Range	Weighted Average
Assets:
Equity securities	$311,960	Market approach	Multiple of EBITDA	3.75x - 17.50x	6.85x
			Multiple of PV-10	0.32x - 0.70x	0.64x
			Multiple of Sales	1.22x - 1.25x	1.23x
			Market price of related security	$9.91 - $64.51	$36.78
	72,290	Discounted cash flow	Market interest rate	15.8%	15.8%
	4,414	Option pricing model	Annualized volatility	30.0% - 484.0%	82.0%
Loans receivable at fair value	849,558	Discounted cash flow	Market interest rate	6.0% - 40.0%	26.2%
	32,833	Market approach	Multiple of EBITDA	5.00x	5.00x
Total level 3 assets measured at fair value	$1,271,055

Liabilities:
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$4,502	Market approach	Operating income multiple	6.0x	6.0x
Contingent earnout	22,464	Discounted cash flow	EBITDA volatility	75%	75%

The changes in Level 3 fair value hierarchy during the three months ended March 31, 2022 and 2021 were as follows:

	Level 3 Balance at Beginning of Year		Level 3 Changes During the Period				Level 3 Balance at End of Period
			Fair Value Adjustments	Relating to Undistributed Earnings	Purchases, Sales and Settlements	Transfer in and/or out of Level 3
Three Months Ended March 31, 2022
Equity securities	$377,549		$(4,543)	$—	$19,912	$(4,254)	$388,664
Loans receivable at fair value	873,186		10,937	3,238	(4,970)	—	882,391
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,506		—	247	(251)	—	4,502
Contingent earnout	—	—	—	—	22,464	—	22,464

Three Months Ended March 31, 2021
Equity securities	$149,292		$21,600	$—	$6,473	$(5,395)	$171,970
Loans receivable at fair value	390,689		10,726	2,082	(109,412)	—	294,085
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,700		—	(186)	—	—	4,514
The amount reported in the table above during the three months ended March 31, 2021 included the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis. The carrying amounts reported in the condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value based on the short-term maturity of these instruments.
As of March 31, 2022 and December 31, 2021, the senior notes payable had a carrying amount of $1,627,649 and $1,606,560, respectively, and fair value of $1,626,938 and $1,661,189, respectively. The carrying amount of the term loans approximates fair value because the effective yield of such instruments are consistent with current market rates of interest for instruments of comparable credit risk.
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

The following table presents information on the assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of March 31, 2022 and December 31, 2021. These investments were measured due to an observable price change or impairment during the three months ended March 31, 2022.

	Fair Value Measurement Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of March 31, 2022
Investments in nonpublic entities that do not report NAV	$16,011	$—	$15,511	$500
As of December 31, 2021
Investments in nonpublic entities that do not report NAV	$—	$—	$—	$—
(o) Derivative and Foreign Currency Translation
The Company periodically uses derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain loans receivable and Auction and Liquidation engagements with operations outside the United States. As of March 31, 2022, there were no forward exchange contracts outstanding. As of December 31, 2021, 6,000€ forward exchange contracts were outstanding.
The forward exchange contracts were entered into to improve the predictability of cash flows related to a retail store liquidation engagement and a loan receivable. The net gain from forward exchange contracts was $68 and $310 during the three months ended March 31, 2022 and 2021, respectively. This amount was reported as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.
The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. Transaction gains were $296 and $555 during the three months ended March 31, 2022 and 2021, respectively. These amounts were included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.
As disclosed in Note 2(s) below, the Company has consolidated two VIE’s, BRPM 150 and BRPM 250, which have outstanding warrants that were issued in their respective initial public offerings. The warrants have been recorded as a liability since the warrants contain a provision to be settled in cash in the event of a qualifying cash tender offer, which is outside the control of the Company, for both BRPM 150 and BRPM 250. The outstanding warrants are considered derivative instruments with the warrant liability measured at fair value at each reporting date until exercised, with changes in fair value reported in other income in the condensed consolidated statements of operations. As of March 31, 2022 and December 31, 2021, the warrant liability totaled $8,059 and $12,938, respectively, which was included in accrued expenses and other liabilities in the condensed consolidated balance sheet.
(p) Redeemable Noncontrolling Interests in Equity of Subsidiaries
The Company records redeemable noncontrolling interests in equity of subsidiaries to reflect the economic interests of the class A ordinary shareholders in BRPM 150 and BRPM 250 sponsored SPACs. These interests are presented as redeemable noncontrolling interests in equity of subsidiaries within the condensed consolidated balance sheet, outside of the permanent equity section. The class A ordinary shareholders of BRPM 150 and BRPM 250 have redemption rights that are considered to be outside of the Company’s control. As of March 31, 2022 and December 31, 2021, the carrying amount of the redeemable noncontrolling interest in equity of subsidiaries was recorded at its redemption value of $345,000. Remeasurements to the redemption value of the redeemable noncontrolling interest in equity of subsidiaries are recorded within retained earnings. Such remeasurements totaled $18,182, comprising of offering costs incurred in connection with the sale of class A shares of BRPM 150 and BRPM 250 in the amount of $7,716 and initial valuation of the public warrants of BRPM 150 and BRPM 250 in the amount of $10,466.
(q) Equity Investment
As of March 31, 2022 and December 31, 2021, equity investments of $45,978 and $39,190, respectively, were included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheets. The Company’s share of earnings or losses from equity method investees was included in income from equity investments in the accompanying condensed consolidated statements of operations.
bebe stores, inc.
As of March 31, 2022 and December 31, 2021, the Company had a 40.1% ownership interest in bebe stores, inc. (“bebe”). In December 2021, the Company purchased an additional 71,970 shares of newly issued common stock of bebe for $612 and increased its ownership interest from 39.5% to 40.1%. The equity ownership in bebe was accounted for under the equity method of accounting and was included in prepaid expenses and other assets in the condensed consolidated balance sheets.
Other Equity Investments
The Company had other equity investments over which the Company exercises significant influence but which did not meet the requirements for consolidation, the largest ownership interest being a 40% ownership interest in Lingo Management, LLC (“Lingo”) which was acquired in November 2020. The equity ownership in these other investments was accounted for under the equity method of accounting and was included in prepaid expenses and other assets in the condensed consolidated balance sheets.
(r) Supplemental Non-cash Disclosures
During the three months ended March 31, 2022, non-cash investing activities included $20,320 in issuance of the Company's common stock as part of the purchase price consideration from the FocalPoint acquisition and $22,661 in seller financing for deferred cash consideration. During the three months ended March 31, 2021, non-cash investing activities included the repayment of a loan receivable in full in the amount of $64,754 with equity securities. In addition, $35,000 of loans receivable were exchanged for $35,000 of newly issued debt securities.
(s) Variable Interest Entities
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
In November 2020, the Company invested in Lingo, a joint venture with an unaffiliated third party. On March 10, 2021, the Company also extended a promissory note to Lingo Communications, LLC (a wholly owned subsidiary of Lingo). Lingo is a VIE because the entity does not have enough equity at risk to finance its activities without additional subordinated financial support. The Company has determined that it is not the primary beneficiary because it does not have the power to direct the activities of the VIE that most significantly impact the entity’s financial performance. The Company’s variable interests in Lingo include loans receivable at fair value and an equity investment accounted for under the equity method of accounting.
The Company, through its subsidiary, National, has entered into agreements to provide investment banking and advisory services to numerous investment funds (the “Funds”) that are considered VIEs under the accounting guidance.

The Company earns fees from the Funds in the form of placement agent fees and carried interest. For placement agent fees, the Company receives a cash fee of generally 7% to 10% of the amount of raised capital for the Funds and the fee is recognized at the time the placement services occurred. The Company receives carried interest as a percentage allocation (8% to 15%) of the profits of the Funds as compensation for asset management services provided to the Funds and it is recognized under the ownership model of ASC 323 - Investments – Equity Method and Joint Ventures as an equity method investment with changes in allocation recorded currently in the results of operations. As the fee arrangements under such agreements are arm’s length and contain customary terms and conditions and represent compensation that is considered fair value for the services provided, the fee arrangements are not considered variable interests and accordingly, the Company does not consolidate such VIEs.
Placement agent fees attributable to such arrangements during the three months ended March 31, 2022 and 2021 were $12,051 and $11,360, respectively, and are included in services and fees in the condensed consolidated statements of operations.
The carrying value of the Company’s investments in the VIEs that were not consolidated is shown below.

	March 31, 2022	December 31, 2021
Securities and other investments owned, at fair value	$30,373	$27,445
Loans receivable, at fair value	163,780	205,265
Other assets	8,573	4,956
Maximum exposure to loss	$202,726	$237,666
B. Riley Principal 150 and 250 Merger Corporations
In 2021, the Company along with BRPM 150 and BRPM 250, both newly formed special purpose acquisition companies incorporated as Delaware corporations, consummated the initial public offerings of 17,250,000 units of BRPM 150 and 17,250,000 units of BRPM 250. Each Unit of BRPM 150 and BRPM 250 consisted of one share of class A common stock and one-third of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of BRPM 150 or BRPM 250 class A common stock at an exercise price of $11.50 per share. The BRPM 150 and BRPM 250 Units were each sold at a price of $10.00 per unit, generating gross proceeds to BRPM 150 of $172,500 and BRPM 250 of $172,500. These proceeds which totaled $345,000 were deposited in a trust account established for the benefit of the BRPM 150 and BRPM 250 class A public shareholders and was included in prepaid expenses and other assets in the condensed balance sheet. These proceeds are invested only in U.S. treasury securities in accordance with the governing documents of BRPM 150 and BRPM 250. Under the terms of the BRPM 150 and BRPM 250 initial public offerings, BRPM 150 and BRPM 250 are required to consummate a business combination transaction within 24 months (or 27 months under certain circumstances) of the completion of their respective initial public offerings.
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
(t) Recent Accounting Standards
Recently adopted
In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provided optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate ("LIBOR"). The amendments applied only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which refined the scope of Topic 848 through optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships. The Company adopted the ASU effective January 1, 2022. The impact of adopting the ASU was immaterial to the consolidated results of operations, cash flows, financial position, and disclosures.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers to require acquiring entities to apply Topic 606 when recognizing and measuring contract assets and contract liabilities instead of only recognizing such items at fair value on the acquisition date. The update addressed diversity in practice related to the acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The Company early adopted the ASU on January 1, 2022. The impact of adopting the ASU was immaterial to the consolidated results of operations, cash flows, financial position, and disclosures.
NOTE 3 — RESTRUCTURING CHARGE
The Company had no restructuring charges during the three months ended March 31, 2022 and 2021. The following tables summarize the changes in accrued restructuring charge during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$624	$727
Restructuring charge	—	—
Cash paid	(27)	(28)
Non-cash items	2	3
Balance, end of period	$599	$702
NOTE 4 — SECURITIES LENDING
The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of March 31, 2022 and December 31, 2021:

	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets (1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the consolidated balance sheets but eligible for offsetting upon counterparty default(2)	Net amounts
As of March 31, 2022
Securities borrowed	$1,629,773	$—	$1,629,773	$1,629,773	$—
Securities loaned	$1,619,132	$—	$1,619,132	$1,619,132	$—
As of December 31, 2021
Securities borrowed	$2,090,966	$—	$2,090,966	$2,090,966	$—
Securities loaned	$2,088,685	$—	$2,088,685	$2,088,685	$—
_________________________
(1)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)Includes the amount of cash collateral held/posted.

NOTE 5 — ACCOUNTS RECEIVABLE
The components of accounts receivable, net, include the following:

	March 31, 2022	December 31, 2021
Accounts receivable	$39,656	$39,045
Investment banking fees, commissions and other receivables	8,169	14,286
Total accounts receivable	47,825	53,331
Allowance for doubtful accounts	(3,103)	(3,658)
Accounts receivable, net	$44,722	$49,673
Additions and changes to the allowance for doubtful accounts consist of the following:

	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$3,658	$3,599
Add: Additions to reserve	405	402
Less: Write-offs	(960)	(501)
Less: Recovery	—	26
Balance, end of period	$3,103	$3,526
NOTE 6 — PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consist of the following:

	March 31, 2022	December 31, 2021
Funds held in trust account	$345,057	$345,024
Equity investments	45,978	39,190
Prepaid expenses	10,881	14,965
Unbilled receivables	14,100	12,315
Other receivables	39,685	40,483
Other assets	14,824	11,525
Prepaid expenses and other assets	$470,525	$463,502
Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based contracts in the Auction and Liquidation segment, mobile handsets in the Principal Investments – Communications and Other segment, and consulting related engagements in the Financial Consulting segment.
NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill was $362,466 and $250,568 as of March 31, 2022 and December 31, 2021, respectively.

The changes in the carrying amount of goodwill for the three months ended March 31, 2022 were as follows:

	Capital Markets Segment	Wealth Management Segment	Auction and Liquidation Segment	Financial Consulting Segment	Principal Investments- Communications and Other Segment	Total
Balance as of December 31, 2021	$51,338	$51,195	$1,975	$23,680	$122,380	$250,568
Goodwill acquired during the period:
Acquisition of other business	110,612	—	—	—	1,286	111,898
Balance as of March 31, 2022	$161,950	$51,195	$1,975	$23,680	$123,666	$362,466
Intangible assets consisted of the following:

		As of March 31, 2022			As of December 31, 2021
	Useful Life	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Customer relationships	0.1 to 13 Years	$135,401	$65,235	$70,166	$130,801	$59,671	$71,130
Domain names	7 years	185	149	36	185	143	42
Advertising relationships	8 years	100	72	28	100	69	31
Internally developed software and other intangibles	0.5 to 5 Years	18,455	9,626	8,829	15,275	8,820	6,455
Trademarks	3 to 10 Years	9,669	2,089	7,580	6,369	1,652	4,717
Total		163,810	77,171	86,639	152,730	70,355	82,375

Non-amortizable assets:
Tradenames		125,276	—	125,276	125,276	—	125,276
Total intangible assets		$289,086	$77,171	$211,915	$278,006	$70,355	$207,651
Amortization expense was $6,816 and $5,886 during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, estimated future amortization expense was $19,268, $19,873, $15,757, $11,322, and $10,473 for the years ended December 31, 2022 (remaining nine months), 2023, 2024, 2025 and 2026, respectively. The estimated future amortization expense after December 31, 2026 was $9,946.

NOTE 8 — NOTES PAYABLE
Asset Based Credit Facility
The Company is party to a credit agreement (as amended, the “Credit Agreement”) governing its asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) with a maximum borrowing limit of $200,000 and a maturity date of April 20, 2027. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(d) in the Annual Report on Form 10-K. All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The interest rate for each revolving credit advance under the Credit Agreement is subject to certain terms and conditions, equal to the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility provides for success fees in the amount of 1.0% to 10.0% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. The credit facility also provides for funding fees in the amount of 0.05% to 0.20% of the aggregate principal amount of all credit advances and letters of credit issued in connection with a liquidation sale. Interest expense totaled $108 during the three months ended March 31, 2022 and 2021. There was no outstanding balance on this credit facility as of March 31, 2022 and December 31, 2021. As of March 31, 2022, there were no open letters of credit outstanding.
The Company is in compliance with all financial covenants in the asset based credit facility as of March 31, 2022.
Other Notes Payable
As of March 31, 2022 and December 31, 2021, the outstanding balance for the other notes payable was $22,891 and $357, respectively. Interest expense was $232 and $7 during the three months ended March 31, 2022 and 2021, respectively. Notes payable consisted of additional deferred cash consideration owed to the sellers of FocalPoint as of March 31, 2022. Notes payable to a clearing organization for one of the Company’s broker dealers, which accrued interest at the prime rate plus 2.0%, matured on January 31, 2022 and was repaid during the three months ended March 31, 2022.
NOTE 9 — TERM LOANS AND REVOLVING CREDIT FACILITY
Nomura Credit Agreement
On June 23, 2021, the Company, and its wholly owned subsidiaries, BR Financial Holdings, LLC (the “Primary Guarantor”), and BR Advisory & Investments, LLC (the “Borrower”) entered into a credit agreement (as amended, the “Credit Agreement”) with Nomura Corporate Funding Americas, LLC, as administrative agent (the “Administrative Agent”), and Wells Fargo Bank, N.A., as collateral agent (the “Collateral Agent”), for a four-year $200,000 secured term loan credit facility (the “Term Loan Facility”) and a four-year $80,000 secured revolving loan credit facility (the “Revolving Credit Facility”).
On December 17, 2021 (the “Amendment Date”), the Company, the Primary Guarantor, and the Borrower entered into a Second Incremental Amendment to Credit Agreement, pursuant to which the Borrower established an incremental facility in an aggregate principal amount of $100,000 (the “Incremental Facility” and the incremental term loans made thereunder, the “Incremental Term Loans”) of secured term loans under the Credit Agreement on terms identical to those applicable to the Term Loan Facility. The Borrower borrowed the full amount of the Incremental Term Loans on the Amendment Date. The Term Loan Facility, Revolving Credit Facility, and Incremental Facility (together, the “Credit Facilities”), mature on June 23, 2025, subject to acceleration or prepayment.
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
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit the Company’s, the Primary Guarantor’s, the Borrower’s, and the Borrower’s subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests. In addition, the Credit Agreement contains a financial covenant that requires the Company to maintain operating earnings before interest, taxes, depreciation, and amortization (EBITDA) of at least $135,000 and the Primary Guarantor to maintain net asset value of at least $1,100,000. The Credit Agreement contains customary events of default, including with respect to a failure to make payments under the credit facilities, cross-default, certain bankruptcy and insolvency events and customary change of control events.
Commencing on September 30, 2022, the Term Loan Facility and Incremental Facility will amortize in equal quarterly installments of 1.25% of the aggregate principal amount of the term loan as of the closing date with the remaining balance due at final maturity. Quarterly installments from September 30, 2022 to March 31, 2025 are in the amount of $3,750 per quarter.
As of March 31, 2022 and December 31, 2021, the outstanding balances on the Term Loan Facility and Incremental Facility were $293,159 (net of unamortized debt issuance costs of $6,841) and $292,650 (net of unamortized debt issuance costs of $7,350), respectively. Interest on the term loan during the three months ended March 31, 2022 was $4,102 (including amortization of deferred debt issuance costs of $509). The interest rate on the term loan as of March 31, 2022 and December 31, 2021 was 5.46% and 4.72%, respectively.
The Company had an outstanding balance of $80,000 under the Revolving Credit Facility as of March 31, 2022 and December 31, 2021. Interest on the revolving facility during the three months ended March 31, 2022 was $1,100 (including amortization of deferred financing costs of $143). The interest rate on the revolving facility as of March 31, 2022 and December 31, 2021 was 5.01% and 4.67%, respectively.
The Company is in compliance with all financial covenants in the Credit Agreement as of March 31, 2022.
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
Under the BRPAC Credit Agreement, the Company borrowed $80,000 due December 19, 2023. Pursuant to the terms of the BRPAC Credit Agreement, the Company may request additional optional term loans in an aggregate principal amount of up to $10,000 at any time prior to the first anniversary of the agreement date (the “Option Loan”) with a final maturity date of December 19, 2023. On February 1, 2019, the Credit Parties, the Closing Date Lenders, the Agent and City National Bank, as a new lender (the “New Lender”), entered into the First Amendment to the Credit Agreement and Joinder (the “First Amendment”) pursuant to which, among other things, (i) New Lender became a party to the BRPAC Credit Agreement, (ii) the New Lender extended to Borrowers the Option Loan in the amount of $10,000, (iii) the aggregate outstanding principal amount of the term loans was increased from $80,000 to $90,000, and (iv) the amortization schedule under the BRPAC was amended as set forth in the First Amendment. Additionally, in connection with the Option Loan, the Borrowers executed a term note in favor of New Lender dated February 1, 2019 in the amount of $10,000.
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
On December 16, 2021, the Borrowers, the Secured Guarantors, the Agent and the Closing Date Lenders entered into the Third Amendment to Credit Agreement (the “Third Amendment”) which, among other things, replaced LIBOR with the SOFR reference rate, and pursuant to which the Borrowers were permitted to make a one-time Permitted Distribution (as defined in the Third Amendment) in the amount of $15,000 on the date of the Third Amendment.
The borrowings under the amended BRPAC Credit Agreement bear interest equal to the SOFR rate plus a margin of 2.75% to 3.25% per annum, depending on the Borrowers’ consolidated total funded debt ratio as defined in the BRPAC Credit Agreement. As of March 31, 2022 and December 31, 2021, the interest rate on the BRPAC Credit Agreement was 3.26% and 3.17%, respectively.
Principal outstanding under the Amended BRPAC Credit Agreement is due in quarterly installments. Quarterly installments from June 30, 2022 to December 31, 2022 are in the amount of $4,116 per quarter, from March 31, 2023 to December 31, 2023 are in the amount of $3,631 per quarter, from March 31, 2024 to December 31, 2024 are in the amount of $3,147 per quarter, from March 31, 2025 to December 31, 2025 are in the amount of $2,663 per quarter, and the remaining principal balance is due at final maturity on December 31, 2025.
As of March 31, 2022 and December 31, 2021, the outstanding balance on the term loan was $49,691 (net of unamortized debt issuance costs of $510) and $53,735 (net of unamortized debt issuance costs of $582), respectively. Interest expense on the term loan during the three months ended March 31, 2022 and 2021, was $502 (including amortization of deferred debt issuance costs of $72) and $714 (including amortization of deferred debt issuance costs of $80), respectively.
The Company is in compliance with all financial covenants in the BRPAC Credit Agreement as of March 31, 2022.

NOTE 10 — SENIOR NOTES PAYABLE
Senior notes payable, net, are comprised of the following:

	March 31, 2022	December 31, 2021
6.750% Senior notes due May 31, 2024	$111,287	$111,170
6.500% Senior notes due September 30, 2026	179,783	178,787
6.375% Senior notes due February 28, 2025	144,521	144,521
6.000% Senior notes due January 31, 2028	266,058	259,347
5.500% Senior notes due March 31, 2026	216,277	214,243
5.250% Senior notes due August 31, 2028	405,483	397,302
5.000% Senior notes due December 31, 2026	324,714	322,679
	1,648,123	1,628,049
Less: Unamortized debt issuance costs	(20,474)	(21,489)
	$1,627,649	$1,606,560
During the three months ended March 31, 2022 and 2021, the Company issued $20,073 and $12,858, respectively, of senior notes with maturity dates ranging from May 2023 to August 2028 pursuant to At the Market Issuance Sales Agreements with B. Riley Securities, Inc. which governs the program of at-the-market sales of the Company’s senior notes. A series of prospectus supplements were filed by the Company with the SEC in respect of the Company’s offerings of these senior notes.
As of March 31, 2022 and December 31, 2021, the total senior notes outstanding was $1,627,649 (net of unamortized debt issue costs of $20,474) and $1,606,560 (net of unamortized debt issue costs of $21,489) with a weighted average interest rate of 5.69%. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes totaled $24,409 and $18,706 for the three months ended March 31, 2022 and 2021, respectively.
Sales Agreement Prospectus to Issue Up to $250,000 of Senior Notes
The most recent sales agreement prospectus was filed by us with the SEC on January 5, 2022 (the “Sales Agreement Prospectus”) superseding the prospectus filed with the SEC on August 11, 2021, the prospectus filed with the SEC on April 6, 2021, and the prospectus filed with the SEC on January 28, 2021. This program provides for the sale by the Company of up to $250,000 of certain of the Company’s senior notes. As of March 31, 2022 and December 31, 2021, the Company had $91,838 and $111,911, respectively, remaining availability under the Sales Agreement Prospectus.

NOTE 11 — ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	March 31, 2022	December 31, 2021
Accrued payroll and related expenses	$73,472	$107,904
Dividends payable	31,633	28,486
Income taxes payable	77,625	39,776
Other tax liabilities	18,761	20,106
Contingent consideration	22,464	—
Accrued expenses	32,968	96,250
Other liabilities	41,982	51,228
Accrued expenses and other liabilities	$298,905	$343,750
Other tax liabilities primarily consist of uncertain tax positions, sales and VAT taxes payable, and other non-income tax liabilities. Accrued expenses primarily consist of accrued trade payables, investment banking payables and legal settlements. Other liabilities primarily consist of interest payables, customer deposits, and accrued legal fees.

NOTE 12 — REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue from contracts with customers by reportable segment for the three months ended March 31, 2022 and 2021 was as follows:

	Capital Markets Segment	Wealth Management Segment	Auction and Liquidation Segment	Financial Consulting Segment	Principal Investments - Communications and Other Segment	Brands Segment	Total
Revenues for the three months ended March 31, 2022
Corporate finance, consulting and investment banking fees	$41,673	$—	$—	$16,970	$—	$—	$58,643
Wealth and asset management fees	2,400	64,222	—	—	—	—	66,622
Commissions, fees and reimbursed expenses	12,045	12,849	3,355	8,966	—	—	37,215
Subscription services	—	—	—	—	27,813	—	27,813
Service contract revenues	—	—	—	—	—	—	—
Advertising, licensing and other (1)	—	—	—	—	4,851	4,557	9,408
Total revenues from contracts with customers	56,118	77,071	3,355	25,936	32,664	4,557	199,701

Interest income - Loans and securities lending	61,426	—	—	—	—	—	61,426
Trading (losses) gains on investments	(79,850)	522	—	—	—		(79,328)
Fair value adjustment on loans	10,938	—	—	—	—	—	10,938
Other	12,966	(114)	—	—	—	—	12,852
Total revenues	$61,598	$77,479	$3,355	$25,936	$32,664	$4,557	$205,589
(1)Includes sale of goods of $1,878 in Principal Investments - Communications and Other.

	Capital Markets Segment	Wealth Management Segment	Auction and Liquidation Segment	Financial Consulting Segment	Principal Investments - Communications and Other Segment	Brands Segment	Total
Revenues for the three months ended March 31, 2021
Corporate finance, consulting and investment banking fees	$147,069	$—	$—	$13,427	$—	$—	$160,496
Wealth and asset management fees	2,883	50,511	—	—	—	—	53,394
Commissions, fees and reimbursed expenses	15,544	13,468	7,057	7,982	—	—	44,051
Subscription services	—	—	—	—	17,244	—	17,244
Service contract revenues	—	—	301	—	—	—	301
Advertising, licensing and other (1)	—	—	6,092	—	3,285	4,388	13,765
Total revenues from contracts with customers	165,496	63,979	13,450	21,409	20,529	4,388	289,251

Interest income - Loans and securities lending	36,920	—	—	—	—	—	36,920
Trading gains on investments	253,777	2,356	—	—	—	83	256,216
Fair value adjustment on loans	10,726	—	—	—	—	—	10,726
Other	5,483	1,563	—		—	—	7,046
Total revenues	$472,402	$67,898	$13,450	$21,409	$20,529	$4,471	$600,159
(1)Includes sale of goods of $6,092 in Auction and Liquidation and $736 in Principal Investments - Communications and Other.
Contract Balances
The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligation(s) are satisfied. Receivables related to revenues from contracts with customers totaled $44,722 and $49,673 as of March 31, 2022 and December 31, 2021, respectively. The Company had no significant impairments related to these receivables during the three months ended March 31, 2022 and 2021. The Company also has $14,100 and $12,315 of unbilled receivables included in prepaid expenses and other assets as of March 31, 2022 and December 31, 2021, respectively, and advances against customer contracts included in prepaid expenses and other assets of $200 as of March 31, 2022 and December 31, 2021. The Company’s deferred revenue primarily relates to retainer and milestone fees received from corporate finance and investment banking advisory engagements, asset management agreements, financial consulting engagements, subscription services where the performance obligation has not yet been satisfied and license agreements with guaranteed minimum royalty payments and advertising/marketing fees with additional royalty revenue based on a percentage of defined sales. Deferred revenue as of March 31, 2022 and

December 31, 2021 was $75,509 and $69,507, respectively. The Company expects to recognize the deferred revenue of $75,509 as of March 31, 2022 as service and fee revenues when the performance obligation is met during the years December 31, 2022 (remaining nine months), 2023, 2024, 2025 and 2026 in the amount of $43,386, $12,249, $8,594, $5,344, and $2,724, respectively. The Company expects to recognize the deferred revenue of $3,212 after December 31, 2026.
During the three months ended March 31, 2022 and 2021, the Company recognized revenue of $14,939 and $17,279 that was recorded as deferred revenue at the beginning of the respective year.
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
The capitalized costs to fulfill a contract were $868 and $1,605 as of March 31, 2022 and December 31, 2021, respectively, and are recorded in prepaid expenses and other assets in the condensed consolidated balance sheets. For the three months ended March 31, 2022 and 2021, the Company recognized expenses of $915 and $57 related to capitalized costs to fulfill a contract, respectively. There were no significant impairment charges recognized in relation to these capitalized costs during the three months ended March 31, 2022 and 2021.
Remaining Performance Obligations and Revenue Recognized from Past Performance
The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material as of March 31, 2022. Corporate finance and investment banking fees and retail liquidation engagement fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price as of March 31, 2022.
NOTE 13 — INCOME TAXES
The Company’s effective income tax rate was a provision of 28.7% and 27.5% for the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, the Company had federal net operating loss carryforwards of $48,869 and state net operating loss carryforwards of $52,548. The Company’s federal net operating loss carryforwards will expire in the tax years commencing in December 31, 2031 through December 31, 2038. The state net operating loss carryforwards will expire in the tax years commencing in December 31, 2025.
The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss, capital loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company’s net operating losses are subject to annual limitations in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of March 31, 2022, the Company believes that the existing net operating loss carryforwards will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided a valuation allowance. The Company does not believe that it is more likely than not that the Company will be able to utilize the benefits related to capital loss carryforwards and has provided a valuation allowance in the amount of $65,900 against these deferred tax assets.
The Company files income tax returns in the U.S., various state and local jurisdictions, and certain other foreign jurisdictions. The Company is currently under audit by certain federal, state and local, and foreign tax authorities. The audits are in varying stages of completion. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, case law developments and closing of statutes of limitations. Such adjustments are reflected in the provision for income taxes, as appropriate. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2017 to 2021.
NOTE 14 — EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Remeasurements to the carrying value of the redeemable noncontrolling interests in equity of subsidiaries are not deemed to be a dividend (see Note 2(p)). According to ASC 480 - Distinguishing Liabilities from Equity, there is no impact on earnings per share in the computation of basic and diluted earnings per share to common shareholders for changes in the carrying value of the redeemable noncontrolling interests in equity, when such changes in carrying value which in substance approximates fair value.
Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net income per share were 1,350,062 and 727,994 for the three months ended March 31, 2022 and 2021, respectively, because to do so would have been anti-dilutive.
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,
	2022	2021
Net (loss) income attributable to B. Riley Financial, Inc.	$(10,062)	$254,656
Preferred stock dividends	(2,002)	(1,749)
Net (loss) income applicable to common shareholders	$(12,064)	$252,907

Weighted average common shares outstanding:
Basic	27,855,033	26,972,275
Effect of dilutive potential common shares:
Restricted stock units and warrants	—	1,738,093
Diluted	27,855,033	28,710,368

Basic (loss) income per common share	$(0.43)	$9.38
Diluted (loss) income per common share	$(0.43)	$8.81
NOTE 15 — COMMITMENTS AND CONTINGENCIES
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
(b) Babcock & Wilcox Commitments and Guarantees
On June 30, 2021, the Company agreed to guaranty (the “B. Riley Guaranty”) up to $110,000 of obligations that B&W may owe to providers of cash collateral pledged in connection with B&W’s debt financing. The B. Riley Guaranty is enforceable in certain circumstances, including, among others, certain events of default and the acceleration of B&W’s obligations under a reimbursement agreement with respect to such cash collateral. B&W will pay the Company $935 per annum in connection with the B. Riley Guaranty. B&W has agreed to reimburse the Company to the extent the B. Riley Guaranty is called upon.
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
On December 22, 2021, the Company entered into a general agreement of indemnity in favor of one of B&W’s sureties. Pursuant to this indemnity agreement, the Company agreed to indemnify the surety in connection with a default by B&W under a 30,000€ payment and performance bond issued by the surety in connection with a construction project undertaken by B&W. In consideration for providing the indemnity, B&W paid the Company fees in the amount of $1,694 on January 20, 2022.
(c) Nextpoint Financial, Inc. Guaranty
On December 30, 2021, the Company agreed to guaranty up to $25,000 of obligations that certain affiliates of Nextpoint Financial, Inc. (collectively, “Nextpoint”) may owe to lenders to Nextpoint (the “Nextpoint Guaranty”). The Company entered into the Nextpoint Guaranty in connection with the entry by Nextpoint into a credit agreement with the lenders. The Nextpoint Guaranty is enforceable in certain circumstances, including, among others, certain events of default and the acceleration of Nextpoint’s obligations to the lenders. In consideration for the Nextpoint Guaranty, Nextpoint paid the Company a fee of $800 on January 6, 2022 and will pay the Company 10% of any amount paid by the Company to the lenders to the extent the Nextpoint Guaranty is called upon, in addition to indemnifying the Company from all losses incurred by the Company in connection with the Nextpoint Guaranty.
(d) Other Commitments

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
NOTE 16 — SHARE-BASED PAYMENTS
(a) Employee Stock Incentive Plans
The 2021 Stock Incentive Plan (the “2021 Plan”) replaced the Amended and Restated 2009 Stock Incentive Plan on May 27, 2021. Share-based compensation expense for restricted stock units under the Company’s 2021 Plan was $16,860 and $5,299 for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, in connection with employee stock incentive plans, the Company granted 161,559 restricted stock units with a grant date fair value of $11,863 and 65,000 performance based restricted stock units with a grant date fair value of $2,329. During the three months ended March 31, 2021, in connection with employee stock incentive plans, the Company granted 48,714 restricted stock units with a grant date fair value of $2,234 and 1,100,000 performance based restricted stock units with a grant date fair value of $40,876. The restricted stock units generally vest over a period of one to five years based on continued service. Performance based restricted stock units generally vest based on both the employee’s continued service and the achievement of a set threshold of the Company’s common stock price, as defined in the grant, during the two to three-year period following the grant. In determining the fair value of restricted stock units on the grant date, the fair value is adjusted for (a) estimated forfeitures, (b) expected dividends based on historical patterns and the Company’s anticipated dividend payments over the expected holding period and (c) the risk-free interest rate based on U.S. Treasuries for a maturity matching the expected holding period.
(b) Employee Stock Purchase Plan
In connection with the Company’s Employee Stock Purchase Plan ("Purchase Plan"), share based compensation was $153 and $227 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, there were 450,717 shares reserved for issuance under the Purchase Plan.
(c) Common Stock
Since October 30, 2018, the Company’s Board of Directors has authorized annual share repurchase programs of up to $50,000 of its outstanding common shares. All share repurchases were effected on the open market at prevailing market prices or in privately negotiated transactions. During the three months ended March 31, 2022 and 2021, the Company did not repurchase shares of its common stock. The shares repurchased under the program are retired. On October 25, 2021, the share repurchase program was reauthorized by the Board of Directors for share repurchases up to $50,000 of its outstanding common shares and expires in October 2022.
(d) Preferred Stock
During the three months ended March 31, 2022 and 2021, the Company issued 20 and no depository shares of the Series A Preferred Stock, respectively. There were 2,834 and 2,814 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively. Total liquidation preference for the Series A Preferred Stock as of March 31, 2022 and December 31, 2021, was $70,854 and $70,362, respectively. Dividends on the Series A preferred paid during the three months ended March 31, 2022 and 2021, were $0.4296875 per depository share.
During the three months ended March 31, 2022 and 2021, the Company issued 4 and no depository shares of the Series B Preferred Stock. There were 1,701 and 1,697 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively. Total liquidation preference for the Series B Preferred Stock as of March 31, 2022 and December 31, 2021, was $42,527 and $42,428, respectively. Dividends on the Series B preferred paid during the three months ended March 31, 2022 and 2021, were $0.4609375 per depository share.
NOTE 17 — NET CAPITAL REQUIREMENTS
B. Riley Securities (“BRS”), B. Riley Wealth Management (“BRWM”), National Securities Corporation (“NSC”) and FocalPoint Securities, LLC ("FocalPoint"), the Company’s broker-dealer subsidiaries, are registered with the SEC as broker-dealers and members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company’s broker-dealer subsidiaries are subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of March 31, 2022, BRS had net capital of $249,536, which was $245,970 in excess of required minimum net capital of $3,566; BRWM had net capital of $8,765, which was $7,846 in excess of required minimum net capital of $919; NSC had net capital of $2,874 which was $1,874 in excess of required minimum net capital of $1,000; FocalPoint had net capital of $1,444 which was $672 in excess of the required minimum net capital of $772.
As of December 31, 2021, BRS had net capital of $277,611, which was $265,093 in excess of its required minimum net capital of $12,518; BRWM had net capital of $13,833, which was $12,819 in excess of its required minimum net capital of $1,014; and NSC had net capital of $1,959 which was $959 in excess of required minimum net capital of $1,000.
NOTE 18 — RELATED PARTY TRANSACTIONS
The Company provides asset management and placement agent services to unconsolidated funds affiliated with the Company (the “Funds”). In connection with these services, the Funds may bear certain operating costs and expenses which are initially paid by the Company and subsequently reimbursed by the Funds.
As of March 31, 2022, amounts due from related parties of $1,480 included $1,088 from the Funds for management fees and other operating expenses, and $442 due from CA Global Partners (“CA Global”) for operating expenses related to wholesale and industrial liquidation engagements managed by CA Global on behalf of GA Global Partners. As of December 31, 2021, amounts due from related parties of $2,306 included $621 from the Funds for management fees and other operating expenses, and $1,635 due from CA Global Partners (“CA Global”) for operating expenses related to wholesale and industrial liquidation engagements managed by CA Global on behalf of GA Global Partners.
No interest expense was recorded related to loan participations sold to BRC Partners Opportunity Fund, LP (“BRCPOF”), a private equity fund managed by one of its subsidiaries, during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company recorded interest expense of $346 related to loan participations sold to BRCPOF. No commission income was recorded from introducing trades on behalf of BRCPOF during three months ended March 31, 2022. The Company recorded commission income of $330 from introducing trades on behalf of BRCPOF during the three months ended March 31, 2021. Our executive officers and members of our board of directors have a 49.1% financial interest, which includes a financial interest of Bryant Riley, our Co-Chief Executive Officer, of 29.1% in the BRCPOF as of March 31, 2022.
In June 2020, the Company entered into an investment advisory services agreement with Whitehawk Capital Partners, L.P. (“Whitehawk”), a limited partnership controlled by Mr. J. Ahn, who is the brother of Phil Ahn, the Company’s Chief Financial Officer and Chief Operating Officer. Whitehawk has agreed to provide investment advisory services for two of the funds, GACP I, L.P. and GACP II, L.P. During the three months ended March 31, 2022 and 2021, management fees paid for investment advisory services by Whitehawk was $1,079 and $1,210, respectively.
The Company periodically participates in loans and financing arrangements for which the Company has an equity ownership and representation on the board of directors (or similar governing body). The Company may also provide consulting services or investment banking services to raise capital for these companies. These transactions can be summarized as follows:
Babcock and Wilcox
During the three months ended March 31, 2022 and 2021, the Company earned $53 and $10,638, respectively, of underwriting and financial advisory and other fees from B&W in connection with B&W’s capital raising activities.
One of the Company’s wholly owned subsidiaries entered into a services agreement with B&W that provided for the President of the Company to serve as the Chief Executive Officer of B&W until November 30, 2020 (the “Executive Consulting Agreement”), unless terminated by either party with thirty days written notice. The agreement was extended through December 31, 2023. Under this agreement, fees for services provided are $750 per annum, paid monthly. In addition, subject to the achievement of certain performance objectives as determined by B&W’s compensation committee of the board, a bonus or bonuses may also be earned and payable to the Company. In March 2022, a $1,000 performance fee was approved in accordance with the Executive Consulting Agreement.
The Company is also a party to indemnification agreements for the benefit of B&W, and the B. Riley Guaranty, each as disclosed above in Note 15 – Commitments and Contingencies.
The Arena Group Holdings, Inc. (fka the Maven, Inc.)
The Company has loans receivable due from the Arena Group Holdings, Inc. (fka the Maven, Inc.) ("Arena") included in loans receivable, at fair value with a fair value of $67,988 and $69,835 as of March 31, 2022 and December 31, 2021, respectively. Interest on these loans is payable at 10% per annum with maturity dates through December 2023. During the three months ended March 31, 2022, the Company earned $2,021 underwriting and financial advisory and other fees from Arena in connection with Arena's capital raising activities.
Lingo
The Company has a loan receivable due from Lingo included in loans receivable, at fair value with a fair value of $71,842 and $58,565 as of March 31, 2022 and December 31, 2021, respectively. The term loan bears interest at 16.0% per annum with a maturity date of December 1, 2022. The term loan had a conversion feature under which $17,500 will convert to additional equity ownership upon receipt of certain regulatory approval. If those regulatory approvals are received, the conversion would increase the Company’s ownership interest in Lingo from 40% to 80%. On August 1, 2021, the credit agreement was amended to allow the borrower to elect that a portion of interest payable be payable in kind. On

March 10, 2021, the Company also extended a promissory note to Lingo Communications, LLC in the amount of $1,100. The note bears interest at 6% per annum with a maturity date of June 30, 2022.
California Natural Resources Group, LLC

On November 1, 2021, the Company extended a $34,393 bridge promissory note bearing interest at up to 10.0% per annum to California Natural Resources Group, LLC (“CalNRG”). On January 3, 2022, CalNRG repaid the promissory note using proceeds from a new credit facility with a third party bank (the “CalNRG Credit Facility”). The Company has guaranteed CalNRG’s obligations, up to $10,375, under the CalNRG Credit Facility.

Faze Clan

On March 9, 2022, the Company extended $10,000 to Faze Clan, Inc. (“Faze”) pursuant to a bridge credit agreement (the “Bridge Agreement”). The terms of the Bridge Agreement allow Faze to borrow an additional $10,000 with all principal and accrued interest due upon closing of Faze’s merger with B. Riley Principal 150 Merger Corp. In the event the merger agreement is terminated, without completion of the merger, Faze will issue convertible secured promissory notes in an aggregate principal amount equal to the outstanding principal balance and the unpaid accrued interest of the loans on such date. As of March 31, 2022, the note is included in loans receivable, at fair value in the amount of $9,540. Notes issued pursuant to the Bridge Agreement bear interest at 7.0% per annum.
Other
As of March 31, 2022 and December 31, 2021, the Company had loans receivable due from other related parties in the amount of $4,417 and $4,201, respectively.
The Company often provides consulting or investment banking services to raise capital for companies in which the Company has significant influence through equity ownership, representation on the board of directors (or similar governing body), or both. During the three months ended March 31, 2022, the Company earned $1,880 of fees related to these services.
NOTE 19 — BUSINESS SEGMENTS
The Company’s business is classified into the Capital Markets segment, Wealth Management segment, Auction and Liquidation segment, Financial Consulting segment, Principal Investments — Communications and Other segment, and Brands segment. These reportable segments are all distinct businesses, each with a different marketing strategy and management structure.
The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended March 31,
	2022	2021
Capital Markets segment:
Revenues - Services and fees	$69,084	$170,979
Trading (loss) income and fair value adjustments on loans	(68,912)	264,503
Interest income - Loans and securities lending	61,426	36,920
Total revenues	61,598	472,402
Selling, general and administrative expenses	(34,117)	(86,140)
Interest expense - Securities lending and loan participations sold	(11,766)	(19,189)
Depreciation and amortization	(1,893)	(765)
Segment income	13,822	366,308
Wealth Management segment:
Revenues - Services and fees	76,957	65,542
Trading income and fair value adjustments on loans	522	2,356
Total revenues	77,479	67,898
Selling, general and administrative expenses	(85,742)	(61,472)

Depreciation and amortization	(1,833)	(2,399)
Segment (loss) income	(10,096)	4,027
Auction and Liquidation segment:
Revenues - Services and fees	3,355	7,358
Revenues - Sale of goods	—	6,092
Total revenues	3,355	13,450
Direct cost of services	(2,335)	(6,580)
Cost of goods sold	—	(4,474)
Selling, general and administrative expenses	(1,820)	(1,489)
Segment (loss) income	(800)	907
Financial Consulting segment:
Revenues - Services and fees	25,936	21,409
Selling, general and administrative expenses	(20,943)	(17,989)
Depreciation and amortization	(81)	(98)
Segment income	4,912	3,322
Principal Investments - Communications and Other segment:
Revenues - Services and fees	30,786	19,793
Revenues - Sale of goods	1,878	736
Total revenues	32,664	20,529
Direct cost of services	(9,316)	(4,742)
Cost of goods sold	(2,251)	(852)
Selling, general and administrative expenses	(9,028)	(4,870)
Depreciation and amortization	(3,225)	(2,534)
Segment income	8,844	7,531
Brands segment:
Revenues - Services and fees	4,557	4,388
Trading income and fair value adjustments on loans	—	83
Total revenues	4,557	4,471
Selling, general and administrative expenses	(756)	(676)
Depreciation and amortization	(583)	(714)
Segment income	3,218	3,081
Consolidated operating income from reportable segments	19,900	385,176

Corporate and other expenses	(15,178)	(12,198)
Interest income	67	49
Change in fair value of financial instruments and other	5,981	—
Income on equity investments	6,775	875
Interest expense	(30,436)	(19,786)
(Loss) income before income taxes	(12,891)	354,116
Benefit from (provision for) income taxes	3,695	(97,518)
Net (loss) income	(9,196)	256,598
Net income attributable to noncontrolling interests	866	1,942
Net (loss) income attributable to B. Riley Financial, Inc.	(10,062)	254,656
Preferred stock dividends	2,002	1,749
Net (loss) income available to common shareholders	$(12,064)	$252,907

The following table presents revenues by geographical area:

	Three Months Ended March 31,
	2022	2021
Revenues:
Revenues - Services and fees:
North America	$208,722	$288,984
Europe	1,953	485
Total Revenues - Services and fees	210,675	289,469

Trading income (losses) and fair value adjustments on loans
North America	(68,390)	266,942

Revenues - Sale of goods
North America	1,878	6,828

Revenues - Interest income - Loans and securities lending:
North America	61,426	36,920

Total Revenues:
North America	203,636	599,674
Europe	1,953	485
Total Revenues	$205,589	$600,159
As of March 31, 2022 and December 31, 2021, long-lived assets, which consist of property and equipment and other assets, of $12,980 and $12,870, respectively, were located in North America.
Segment assets are not reported to, or used by, the Company’s Chief Operating Decision Maker to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.
NOTE 20 — REVISION OF PRIOR PERIOD FINANCIALS
As disclosed in Note 2(a) in the prior year, the Company identified misstatements related to the consolidation of certain VIE’s, which primarily resulted in a gross up of the balance sheet to reflect funds held in trust within prepaid expenses and other assets and the recording of temporary equity. Although the Company concluded that these misstatements were not material, either individually or in aggregate, to its current or previously issued consolidated financial statements, the Company has elected to revise its previously issued consolidated financial statements to correct for these misstatements.

The revision to the accompanying unaudited condensed consolidated statements of cash flows are as follows:

	Three Months Ended March 31, 2021
	As Previously Reported	Adjustments	As Revised
Statement of Cash Flows
Cash flows from investing activities:
Investment of subsidiaries initial public offering proceeds into trust account	$—	$(172,500)	$(172,500)
Net cash provided by (used in) investing activities	$662	$(172,500)	$(171,838)

Cash flows from financing activities:
Proceeds from initial public offering of subsidiaries	$—	$172,500	$172,500
Net cash provided by financing activities	$184,213	$172,500	$356,713

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
Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: volatility in our revenues and results of operations; changing conditions in the financial markets; our ability to generate sufficient revenues to achieve and maintain profitability; our exposure to credit risk; the short term nature of our engagements; the accuracy of our estimates and valuations of inventory or assets in “guarantee” based engagements; competition in the asset management business; potential losses related to our auction or liquidation engagements; our dependence on communications, information and other systems and third parties; potential losses related to purchase transactions in our auction and liquidations business; the potential loss of financial institution clients; potential losses from or illiquidity of our proprietary investments; changing economic and market conditions, including increasing inflation and actions by the Federal Reserve to address inflation; the continuing effects of the COVID-19 pandemic, or other pandemics or severe public health crises, and other related impacts including supply chain disruptions, labor shortages and increased labor costs; potential liability and harm to our reputation if we were to provide an inaccurate appraisal or valuation; potential mark-downs in inventory in connection with purchase transactions; failure to successfully compete in any of our segments; loss of key personnel; our ability to borrow under our credit facilities or at-the-market offering as necessary; failure to comply with the terms of our credit agreements or senior notes; our ability to meet future capital requirements; our ability to realize the benefits of our completed acquisitions, including our ability to achieve anticipated opportunities and cost savings, and accretion to reported earnings estimated to result from completed and proposed acquisitions in the time frame expected by management or at all; the diversion of management time on acquisition-related issues; the failure of our brand investment portfolio licensees to pay us royalties; and the intense competition to which our brand investment portfolio is subject. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Overview
General
B. Riley Financial, Inc. (NASDAQ: RILY) (“B. Riley” or the “Company”) is a diversified financial services platform and opportunistically invests in companies or assets with attractive risk-adjusted return profiles to benefit its shareholders. Through its affiliated subsidiaries, B. Riley provides a full suite of investment banking, corporate finance research, sales, and trading, as well as advisory, valuation, and wealth management, services. The Company’s major business lines include:

•B. Riley Securities, a leading, full service investment bank that provides corporate finance, lending, research, securities lending and sales and trading services to corporate, institutional, and high net worth individual clients. It is nationally recognized for its proprietary small and mid-cap equity research. B. Riley Securities was established from the merger of B. Riley & Co, LLC and FBR Capital Markets & Co. in 2017.

•B. Riley Wealth Management, which provides comprehensive wealth management and brokerage services to individuals and families, corporations and non-profit organizations, including qualified retirement plans, trusts, foundations, and endowments. The firm was formerly known as Wunderlich Securities, Inc., which the Company acquired in July 2017.

•National Holdings Corporation (“National”), which provides wealth management, brokerage, insurance brokerage, tax preparation and advisory services, was acquired in February 2021.

•B. Riley Capital Management, which is a Securities and Exchange Commission (“SEC”) registered investment advisor, that includes B. Riley Asset Management, an advisor to and/or manager of certain private funds.

•B. Riley Advisory Services, which provides expert witness, bankruptcy, financial advisory, forensic accounting, valuation and appraisal, and operations management services to companies, financial institutions, and the legal community. B. Riley Advisory Services is primarily comprised of the bankruptcy and restructuring, forensic accounting, litigation support, and appraisal and valuation practices.

•B. Riley Retail Solutions, which is a leading provider of asset disposition, liquidation, and auction solutions to a wide range of retail and industrial clients.

•B. Riley Real Estate, which advises companies, financial institutions, investors, family offices and individuals on real estate projects worldwide. A core focus of B. Riley Real Estate, LLC is the restructuring of lease obligations in both distressed and non-distressed situations, both inside and outside of the bankruptcy process, on behalf of corporate tenants.

•B. Riley Principal Investments, which identifies attractive investment opportunities and seeks to control or influence the operations of our portfolio company investments to deliver financial and operational improvements that will maximize the Company’s free cash flow, and therefore, shareholder returns. The team concentrates on opportunities presented by distressed companies or divisions that exhibit challenging market dynamics. Representative transactions include recapitalization, direct equity investment, debt investment, active minority investment and buyouts.

•Communications consist of United Online, Inc. (“UOL” or “United Online”), which was acquired in July 2016, magicJack VocalTec Ltd. (“magicJack”), which was acquired in November 2018, a 40% equity interest in Lingo Management, LLC (“Lingo”), which was acquired in November 2020, and a mobile virtual network operator business (“Marconi Wireless”), which was acquired in October 2021. Upon receipt of certain regulatory approvals, the Company has the right to acquire an additional 40% equity interest in Lingo. The following briefly describes each such business:

◦UOL is a communications company that offers consumer subscription services and products, consisting of Internet access services and devices under the NetZero and Juno brands.

◦magicJack is a Voice over IP (“VoIP”) cloud-based technology and services and wireless mobile communications provider.

◦Lingo is a global cloud/UC and managed service provider.

◦Marconi Wireless is a mobile virtual network operator business that provides mobile phone voice, text, and data services and devices.

•BR Brand Holding (“BR Brands”), in which the Company owns a majority interest, provides licensing of certain brand trademarks. BR Brands owns the assets and intellectual property related to licenses of six brands: Catherine Malandrino, English Laundry, Joan Vass, Kensie Girl, Limited Too and Nanette Lepore as well as investments in the Hurley and Justice brands with Bluestar Alliance LLC (“Bluestar”), a brand management company.
We are headquartered in Los Angeles with offices in major cities throughout the United States including New York, Chicago, Boston, Atlanta, Dallas, Memphis, Metro Washington D.C., West Palm Beach, and Boca Raton.

For financial reporting purposes we classify our businesses into six operating segments: (i) Capital Markets, (ii) Wealth Management, (iii) Auction and Liquidation, (iv) Financial Consulting, (v) Principal Investments – Communications and Other and (vi) Brands.
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
Principal Investments - Communications and Other Segment. Our Principal Investments - Communications and Other segment consists of businesses which have been acquired primarily for attractive investment return characteristics. Currently, this segment includes, among other investments, UOL, through which we provide consumer Internet access, magicJack, through which we provide VoIP communication and related product and subscription services, and Marconi Wireless, through which we provide mobile phone services and devices.
Brands Segment. Our Brands segment consists of our brand investment portfolio that is focused on generating revenue through the licensing of trademarks and is held by BR Brands.
Recent Developments
On January 19, 2022, we acquired FocalPoint Securities, LLC ("FocalPoint"), an independent investment bank headquartered in Los Angeles, California. The purchase price consideration totaled $124.5 million, which consisted of $64.2 million in cash, $20.3 million in issuance of our common stock, and $39.9 million in deferred cash and contingent consideration payable over the next three years. We used the acquisition method of accounting for this acquisition. Goodwill of $110.6 million and other intangible assets of $10.7 million that was recorded as a result of the acquisition will be deductible for tax purposes. The acquisition is expected to expand B. Riley Securities’ mergers and acquisitions (“M&A”) advisory business and enhance its debt capital markets and financial restructuring capabilities.
There continues to be widespread impact from COVID-19, which the World Health Organization classified as a pandemic in March 2020. There has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel, and government activities and functions; however, the full impact of the COVID-19 outbreak continues to evolve with the emergence of new variant strains and breakthrough infections. Although the U.S. economy continued to grow during the first quarter of 2022, the continuing impact of the COVID-19 pandemic, higher inflation, the actions by the Federal Reserve to address inflation, and rising energy prices create uncertainty about the future economic environment which will continue to evolve and may impact our business in future periods. These developments and the impact on the financial markets and the overall economy continue to be highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted, our results of operations, financial position, and cash flows may be materially adversely affected.

Results of Operations
The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Condensed Consolidated Statements of Operations
(Dollars in thousands)

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
Revenues:
Services and fees	$210,675	$289,469	$(78,794)	(27.2)%
Trading (losses) income and fair value adjustments on loans	(68,390)	266,942	(335,332)	(125.6)%
Interest income - Loans and securities lending	61,426	36,920	24,506	66.4%
Sale of goods	1,878	6,828	(4,950)	(72.5)%
Total revenues	205,589	600,159	(394,570)	(65.7)%
Operating expenses:
Direct cost of services	11,651	11,322	329	2.9%
Cost of goods sold	2,251	5,326	(3,075)	(57.7)%
Selling, general and administrative expenses	175,199	191,344	(16,145)	(8.4)%
Interest expense - Securities lending and loan participations sold	11,766	19,189	(7,423)	(38.7)%
Total operating expenses	200,867	227,181	(26,314)	(11.6)%
Operating income	4,722	372,978	(368,256)	(98.7)%
Other income (expense):
Interest income	67	49	18	36.7%
Change in fair value of financial instruments and other	5,981	—	5,981	100.0%
Income from equity investments	6,775	875	5,900	674.3%
Interest expense	(30,436)	(19,786)	(10,650)	53.8%
(Loss) income before income taxes	(12,891)	354,116	(367,007)	(103.6)%
Benefit (provision) for income taxes	3,695	(97,518)	101,213	(103.8)%
Net (loss) income	(9,196)	256,598	(265,794)	(103.6)%
Net income attributable to noncontrolling interests	866	1,942	(1,076)	(55.4)%
Net (loss) income attributable to B. Riley Financial, Inc.	(10,062)	254,656	(264,718)	(104.0)%
Preferred stock dividends	2,002	1,749	253	14.5%
Net (loss) income available to common shareholders	$(12,064)	$252,907	$(264,971)	(104.8)%

n/m - Not applicable or not meaningful.

Revenues
The table below and the discussion that follows are based on how we analyze our business.

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
Revenues - Services and fees:
Capital Markets segment	$69,084	$170,979	$(101,895)	(59.6)%
Wealth Management segment	76,957	65,542	11,415	17.4%
Auction and Liquidation segment	3,355	7,358	(4,003)	(54.4)%
Financial Consulting segment	25,936	21,409	4,527	21.1%
Principal Investments - Communications and Other segment	30,786	19,793	10,993	55.5%
Brands segment	4,557	4,388	169	3.9%
Subtotal	210,675	289,469	(78,794)	(27.2)%

Revenues - Sale of goods:
Auction and Liquidation segment	—	6,092	(6,092)	(100.0)%
Principal Investments - Communications and Other segment	1,878	736	1,142	155.2%
Subtotal	1,878	6,828	(4,950)	(72.5)%

Trading (losses) income and fair value adjustments on loans
Capital Markets segment	(68,912)	264,503	(333,415)	(126.1)%
Wealth Management segment	522	2,356	(1,834)	(77.8)%
Brands segment	—	83	(83)	(100.0)%
Subtotal	(68,390)	266,942	(335,332)	(125.6)%

Interest income - Loans and securities lending:
Capital Markets segment	61,426	36,920	24,506	66.4%
Total revenues	$205,589	$600,159	$(394,570)	(65.7)%
_______________________________________________
n/m - Not applicable or not meaningful.
Total revenues decreased approximately $394.6 million to $205.6 million during the three months ended March 31, 2022 from $600.2 million during the three months ended March 31, 2021. The decrease in revenues during the three months ended March 31, 2022 was primarily due to a decrease in revenue from trading (losses) income and fair value adjustments on loans of $335.3 million, services and fees of $78.8 million and sale of goods of $5.0 million, offset by an increase in revenue interest income from loans and securities lending of $24.5 million. The decrease in revenue from services and fees in the three months ended March 31, 2022 consisted of decreases in revenue of $101.9 million in the Capital Markets segment and $4.0 million in the Auction and Liquidation segment, partially offset by increases in revenues of $11.4 million in the Wealth Management segment, $11.0 million in the Principal Investments — Communications and Other segment, $4.5 million in the Financial Consulting segment, $4.0 million in the Auction and Liquidation segment and $0.2 million in the Brands segment.
Revenues from services and fees in the Capital Markets segment decreased $101.9 million to $69.1 million during the three months ended March 31, 2022 from $171.0 million during the three months ended March 31, 2021. The decrease in revenues was primarily due to decreases in revenue of $105.4 million from corporate finance, consulting, and investment banking fees and $3.5 million of commission fees, partially offset by an increase of $6.9 million in dividends.

Revenues from services and fees in the Wealth Management segment increased $11.4 million to $77.0 million during the three months ended March 31, 2022 from $65.5 million during the three months ended March 31, 2021. The increase in revenues was primarily due to an increase in revenue of $13.7 million from wealth and asset management fees, partially offset by a decrease of $1.7 million in other income.
Revenues from services and fees in the Auction and Liquidation segment decreased $4.0 million to $3.4 million during the three months ended March 31, 2022 from $7.4 million during the three months ended March 31, 2021. The decrease in revenues was primarily due to fewer large retail fee liquidation engagements.
Revenues from services and fees in the Financial Consulting segment increased $4.5 million to $25.9 million during the three months ended March 31, 2022 from $21.4 million during three months ended March 31, 2021. The increase in revenues was primarily due to increases of $3.7 million within our Advisory Services divisions, $0.7 million for real estate engagement fees, and $0.1 million for B. Riley Operations Management engagements.
Revenues from services and fees in the Principal Investments - Communications and Other segment increased $11.0 million to $30.8 million during the three months ended March 31, 2022 from $19.8 million during the three months ended March 31, 2021. The increase in revenues was primarily due to an increase of $12.4 million in subscription services from the acquisition of Marconi Wireless in the fourth quarter of 2021, partially offset by decreases in subscription revenue of $1.8 million for UOL and magicJack. We expect the subscription revenue to continue to decline year over year.
Revenues from services and fees in the Brands segment increased $0.2 million to $4.6 million during the three months ended March 31, 2022 from $4.4 million during the three months ended March 31, 2021. The primary source of revenue included in this segment is the licensing of trademarks.
Trading (losses) income and fair value adjustments on loans decreased $335.3 million to a loss of $68.4 million during the three months ended March 31, 2022 compared to income of $266.9 million during the three months ended March 31, 2021. This decrease was primarily due to decreases of $333.4 million in the Capital Markets segment and $1.8 million in the Wealth Management segment. The loss of $68.4 million during the three months ended March 31, 2022 was primarily due to realized and unrealized losses on investments made in our proprietary trading accounts of $79.3 million, partially offset by an unrealized gain on our loans receivable, at fair value of $10.9 million.
Interest income – loans and securities lending increased $24.5 million to $61.4 million during the three months ended March 31, 2022 from $36.9 million during the three months ended March 31, 2021. Interest income from securities lending was $15.0 million and $22.9 million during the three months ended March 31, 2022 and 2021, respectively. Interest income from loans was $46.4 million and $14.0 million during the three months ended March 31, 2022 and 2021, respectively.
Revenues – Sale of Goods
Revenues from the sale of goods decreased $5.0 million to $1.9 million during the three months ended March 31, 2022 from $6.8 million during three months ended March 31, 2021. Revenues from sale of goods were attributable to a decrease of $6.1 million from sales of retail goods related to retail liquidation engagements in Europe that ended, partially offset by an increase of $1.1 million from sales of retail goods due to the acquisition of Marconi Wireless in the fourth quarter of 2021. Cost of goods sold for three months ended March 31, 2022 was $2.3 million, resulting in a negative gross margin of 19.9%.
Operating Expenses
Direct Cost of Services
Direct cost of services decreased $0.3 million to $11.7 million during the three months ended March 31, 2022 from $11.3 million during the three months ended March 31, 2021. The activity is primarily driven by the Auction and Liquidation segment and Principal Investments — Communications and Other segment.
Selling, General and Administrative Expenses
Selling, general and administrative expenses during the three months ended March 31, 2022 and 2021 were comprised of the following:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$36,010	20.5%	$86,905	45.3%	$(50,895)	(58.6)%
Wealth Management segment	87,575	50.0%	63,871	33.4%	23,704	37.1%
Auction and Liquidation segment	1,820	1.0%	1,489	0.8%	331	22.2%
Financial Consulting segment	21,024	12.0%	18,087	9.5%	2,937	16.2%
Principal Investments -Communications and Other segment	12,253	7.0%	7,404	3.9%	4,849	65.5%
Brands segment	1,339	0.8%	1,390	0.7%	(51)	(3.7)%
Corporate and Other segment	15,178	8.7%	12,198	6.4%	2,980	24.4%
Total selling, general & administrative expenses	$175,199	100.0%	$191,344	100.0%	$(16,145)	(8.4)%
____________________________________
n/m - Not applicable or not meaningful.
Total selling, general and administrative expenses decreased approximately $16.1 million to $175.2 million during the three months ended March 31, 2022 from $191.3 million during the three months ended March 31, 2021. The decrease was primarily due to a decrease of $50.9 million in the Capital Markets segment, partially offset by increases of $23.7 million in the Wealth Management segment, $4.8 million in the Principal Investments — Communications and Other segment, $3.0 million in the Corporate and Other segment, $2.9 million in the Financial Consulting segment, and $0.3 million in the Auction and Liquidation segment.
Capital Markets
Selling, general and administrative expenses in the Capital Markets segment decreased by $50.9 million to $36.0 million during the three months ended March 31, 2022 from $86.9 million during the three months ended March 31, 2021. The decrease was primarily due to decreases of $28.6 million in consulting expenses, $19.2 million in payroll and related expenses, and $9.2 million from the reorganization of National, partially offset by an increases of $4.5 million from the acquisition of FocalPoint in the first quarter of 2022, $1.1 million in depreciation and amortization, and $0.4 million in other expenses.
Wealth Management
Selling, general and administrative expenses in the Wealth Management segment increased by $23.7 million to $87.6 million during the three months ended March 31, 2022 from $63.9 million during the three months ended March 31, 2021. The increase was primarily due to increases of $23.3 million from a full quarter's activity of National, which was acquired in February 2021, and $0.5 million in legal expenses.
Auction and Liquidation
Selling, general and administrative expenses in the Auction and Liquidation segment increased $0.3 million to $1.8 million during the three months ended March 31, 2022 from $1.5 million during the three months ended March 31, 2021.
Financial Consulting
Selling, general and administrative expenses in the Financial Consulting segment increased by $2.9 million to $21.0 million during the three months ended March 31, 2022 from $18.1 million during the three months ended March 31, 2021. The increase was primarily due to increases of $2.4 million in payroll and related expenses and $0.3 million in travel and entertainment.

Principal Investments — Communications and Other
Selling, general and administrative expenses in the Principal Investments — Communications and Other segment increased $4.8 million to $12.3 million for the three months ended March 31, 2022 from $7.4 million for the three months ended March 31, 2021. The increase was primarily due to an increase of $1.8 million in payroll and related expenses, $0.9 million in communications expenses, $0.7 million in depreciation and amortization, $0.8 million from other expenses, and $0.4 million in marketing expenses.
Brands
Selling, general and administrative expenses in the Brands segment remained flat at $1.4 million during the three months ended March 31, 2022 and 2021.
Corporate and Other
Selling, general and administrative expenses for the Corporate and Other segment increased approximately $3.0 million to $15.2 million during the three months ended March 31, 2022 from $12.2 million for the three months ended March 31, 2021. The increase was primarily due to increases of $4.4 million in payroll and related expenses, partially offset by a decrease of $0.9 million in loss from extinguishment of debt as further discussed below and increase of $0.3 million in gain from foreign currency exchange.

During the three months ended March 31, 2022, we did not repurchase any of our senior notes. During the three months ended March 31, 2021, we repurchased bonds with an aggregate face value of $128.2 million at par, resulting in a loss net of expenses and original issue discount of $0.9 million. The total payment included approximately $1.6 million in accrued interest.
Other Income (Expense). Other income included interest income of $0.1 million during the three months ended March 31, 2022 and 2021. Change in fair value of financial instruments and other in the amount of $6.0 million during the three months ended March 31, 2022 was primarily due to the change in fair value of warrant liabilities and the forgiveness of a Paycheck Protection Program loan related to FocalPoint, which was acquired in the first quarter of 2022. Interest expense was $30.4 million during the three months ended March 31, 2022 compared to $19.8 million during the three months ended March 31, 2021. The increase in interest expense was primarily due to increases in interest expense of $5.7 million from the issuance of senior notes, and $4.1 million and $1.1 million from the Nomura term loan and revolving credit facility, respectively, entered into in the second quarter of 2021. During the three months ended March 31, 2022, income from equity investments was $6.8 million compared to $0.9 million during the three months ended March 31, 2021. The increase was primarily due to $6.7 million in earnings related to the bebe equity method investment.
(Loss) Income Before Income Taxes. Loss before income taxes was $12.9 million during the three months ended March 31, 2022 compared to income of $354.1 million during the three months ended March 31, 2021. The change was primarily due to a decrease in revenue of $394.6 million and increase in interest expense of $10.7 million, partially offset by a decrease in operating expenses of approximately $26.3 million, increase in change in fair value of financial instruments and other of $6.0 million, and increase in income from equity investments of $5.9 million.
Benefit (Provision) for Income Taxes. Benefit for income taxes was $3.7 million during the three months ended March 31, 2022 compared to a provision of $97.5 million during the three months ended March 31, 2021. The effective income tax rate was 28.7% for the three months ended March 31, 2022 as compared to 27.5% for the three months ended March 31, 2021.
Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests represents the proportionate share of net income generated by membership interests of partnerships that we do not own. The net income attributable to noncontrolling interests was $0.9 million during the three months ended March 31, 2022 compared to $1.9 million during the three months ended March 31, 2021.
Net (Loss) Income Attributable to the Company. Net loss attributable to the Company was $10.1 million during the three months ended March 31, 2022 compared to net income attributable to the Company of $254.7 million for the three months ended March 31, 2022. The change was primarily due to a decrease in operating income of $368.3 million and an increase in interest expense of $10.7 million, partially offset by a change from provision to benefit for income taxes of

$101.2 million, increase in change in fair value of financial instruments and other of $6.0 million, increase in income from equity investments of $5.9 million, and a decrease in net income attributable to noncontrolling interests of $1.1 million.

Preferred Stock Dividends. Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends are payable quarterly in arrears. On January 10, 2022, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on January 31, 2022 to holders of record as of the close of business on January 21, 2022. On April 7, 2022, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on April 29, 2022 to holders of record as of the close of business on April 19, 2022.

Holders of Series B Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends are payable quarterly in arrears. On January 10, 2022, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on January 31, 2022 to holders of record as of the close of business on January 21, 2022. On April 7, 2022, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on April 29, 2022 to holders of record as of the close of business on April 19, 2022.
Net (Loss) Income Available to Common Shareholders. Net loss available to common shareholders was $12.1 million during the three months ended March 31, 2022 compared to net income available to common shareholders of $252.9 million during the three months ended March 31, 2021. The change was primarily due to a decrease in operating income of $368.3 million, increase in interest expense of $10.7 million, and increase in preferred stock dividends of $0.3 million, partially offset by a change from provision to benefit for income taxes of $101.2 million, increase in change in fair value of financial instruments and other of $6.0 million, increase in income from equity investments of $5.9 million, and decrease in net income attributable to noncontrolling interests of $1.1 million.
Liquidity and Capital Resources
Our operations are funded through a combination of existing cash on hand, cash generated from operations, borrowings under our senior notes payable, term loans and credit facilities, and special purposes financing arrangements. During the three months ended March 31, 2022 and 2021, we generated net loss of $9.2 million and net income of $256.6 million, respectively. Our cash flows and profitability are impacted by capital market engagements performed on a quarterly and annual basis and amounts realized from the sale of our investments in marketable securities.
As of March 31, 2022, we had $213.6 million of unrestricted cash and cash equivalents, $0.9 million of restricted cash, $1,317.1 million of securities and other investments owned at fair value, $882.4 million of loans receivable, and $2,073.4 million of borrowings outstanding. The borrowings outstanding of $2,073.4 million as of March 31, 2022 included $1,627.6 million of borrowings from the issuance of the series of senior notes that are due at various dates ranging from May 31, 2024 to August 31, 2028 with interest rates ranging from 5.00% to 6.75%, $342.9 million in term loans borrowed pursuant to the BRPAC and Nomura Credit Agreements discussed below, $80.0 million of revolving credit under the Nomura Credit Agreement discussed below, and $22.9 million of notes payable.

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

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. On April 28, 2022, we declared a regular dividend of $1.00 per share that will be paid on or about May 20, 2022 to stockholders of record as of May 11, 2022. On February 23, 2022, the Company declared a regular quarterly dividend of $1.00 per share, which was paid on March 23, 2022 to stockholders of record as of March 9, 2022. During the year ended December 31, 2021, we paid cash dividends on our common stock of $347.1 million. While it is the Board’s current intention to make regular dividend payments of $1.00 per share each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

A summary of dividend activity for the three months ended March 31, 2022 and the year ended December 31, 2021 was as follows:

Date Declared	Date Paid	Stockholder Record Date	Regular Dividend Amount	Special Dividend Amount	Total Dividend Amount
February 23, 2022	March 23, 2022	March 9, 2022	$1.000	$—	$1.000
October 28, 2021	November 23, 2021	November 9, 2021	1.000	3.000	4.000
July 29, 2021	August 26, 2021	August 13, 2021	0.500	1.500	2.000
May 3, 2021	May 28, 2021	May 17, 2021	0.500	2.500	3.000
February 25, 2021	March 24, 2021	March 10, 2021	0.500	3.000	3.500

Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $25 thousand liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July, and October. As of March 31, 2022, dividends in arrears in respect of the Depositary Shares were $0.8 million. On January 11, 2021, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on January 29, 2021 to holders of record as of the close of business on January 21, 2021. On April 5, 2021, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on April 30, 2021 to holders of record as of the close of business on April 20, 2021. On July 8, 2021, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on August 2, 2021 to holders of record as of the close of business on July 21, 2021. On October 6, 2021, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on November 1, 2021 to holders of record as of the close of business on October 21, 2021.On January 10, 2022, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on January 31, 2022 to holders of record as of the close of business on January 21, 2022. On April 7, 2022, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on April 29, 2022 to holders of record as of the close of business on April 19, 2022.

Holders of Series B Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $25 thousand liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July, and October. As of March 31, 2022, dividends in arrears in respect of the Depositary Shares were $0.5 million. On January 11, 2021, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on January 29, 2021 to holders of record as of the close of business on January 21, 2021. On April 5, 2021, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on April 30, 2021 to holders of record as of the close of business on April 20, 2021. On July 8, 2021, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on August 2, 2021 to holders of record as of the close of business on July 21, 2021. On October 6, 2021, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on November 1, 2021 to holders of record as of the close of business on October 21, 2021. On January 10, 2022, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid January 31, 2022 to holders of record as of the close of business on January 21, 2022. On April 7, 2022, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on April 29, 2022 to holders of record as of the close of business on April 19, 2022.
Our principal sources of liquidity to finance our business is our existing cash on hand, cash flows generated from operating activities, funds available under revolving credit facilities and special purpose financing arrangements.

Cash Flow Summary

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Net cash (used in) provided by:
Operating activities	$(14,898)	$(42,894)
Investing activities	(35,513)	(171,838)
Financing activities	(14,441)	356,713
Effect of foreign currency on cash	(496)	(696)
Net increase in cash, cash equivalents and restricted cash	$(65,348)	$141,285
Cash used in operating activities was $14.9 million during the three months ended March 31, 2022 compared to cash used in operating activities of $42.9 million during the three months ended March 31, 2021. Cash used in operating activities for the three months ended March 31, 2022 consisted of the negative impact of net loss of $9.2 million, noncash items of $42.7 million, and changes in operating assets and liabilities of $37.0 million. The negative cash flow impact from noncash items of $42.7 million included deferred income taxes of $41.9 million, fair value adjustments of $15.8 million, income from equity investments of $6.8 million, noncash interest and other of $3.6 million, and gain on extinguishment of loan of $1.1 million, partially offset by share-based compensation of $17.0 million, depreciation and amortization of $7.8 million, dividends from equity investments of $0.8 million, provision for doubtful accounts of $0.4 million, gain on disposal of fixed assets and other of $0.3 million, and income allocated for mandatorily redeemable noncontrolling interests of $0.2 million. Cash used in operating activities for the three months ended March 31, 2021 consisted of the positive impact of net income of $256.6 million and noncash items of $56.5 million, partially offset by the negative impact of changes in operating assets and liabilities of $356.0 million. The positive cash flow impact from noncash items of $56.5 million included deferred income taxes of $62.7 million, depreciation and amortization of $6.8 million, share-based compensation of $5.5 million, loss on extinguishment of debt of $0.9 million, provision for doubtful accounts of $0.4 million, dividends from equity investments of $0.3 million, and income allocated for mandatorily redeemable noncontrolling interests of $0.1 million, partially offset by fair value adjustments of $10.7 million, noncash interest and other of $4.4 million, gain on equity investment of $3.5 million, income from equity investments of $0.9 million, and effect of foreign currency on operations of $0.7 million.

Cash used in investing activities was $35.5 million during the three months ended March 31, 2022 compared to cash used in investing activities of $171.8 million for the three months ended March 31, 2021. During the three months ended March 31, 2022, cash used in investing activities consisted of cash used for purchases of loans receivable of $93.9 million acquisition of businesses of $40.0 million, purchases of equity and other investments of $2.4 million, and purchases of property and equipment of $0.2 million partially offset by cash received from loans receivable repayment of $101.0 million. During the three months ended March 31, 2021, cash used in investing activities consisted of cash used to fund a trust account for the future redemption of one of our subsidiaries’ redeemable common stock of $172.5 million, purchases of loans receivable of $75.7 million, repayments of loan participations sold of $6.1 million, purchases of equity and other investments of $4.7 million, acquisition of business of $0.3 million, and purchases of property and equipment of $0.1 million, partially offset by cash received from loans receivable repayment of $87.5 million.

Cash used in financing activities was $14.4 million during the three months ended March 31, 2022 compared to cash provided by financing activities of $356.7 million during the three months ended March 31, 2021. During the three months ended March 31, 2022, cash used in financing activities primarily consisted of $27.9 million used to pay dividends on our common shares, $4.1 million used in the repayment of term loan, $1.1 million in distributions to noncontrolling interests, $2.0 million used to pay dividends on our preferred shares, $1.3 million used in payment of employment taxes on vesting of restricted stock, and $0.4 million used to repay our notes payable, partially offset by cash provided by $20.0 million proceeds from issuance of senior notes, $1.8 million contributions from noncontrolling interests, and $0.6 million proceeds from issuance of preferred stock. During the three months ended March 31, 2021, cash provided by financing activities primarily consisted of $402.4 million proceeds from issuance of senior notes, $172.5 million proceeds from initial public offering of subsidiaries, $64.7 million proceeds from issuance of common stock, and $3.7 million contributions from noncontrolling interests, partially offset by $128.2 million used to repurchase our senior notes, $95.2 million used to pay dividends on our common shares, $37.6 million used to repay our notes payable, $11.6 million distributions to noncontrolling interests, $7.5 million used to pay debt issuance costs, $4.8 million used for repayment on our term loan, and $1.7 million used to pay dividends on our preferred shares.

Credit Agreements
Nomura Credit Agreement

On June 23, 2021, we, and our wholly owned subsidiaries, BR Financial Holdings, LLC (the “Primary Guarantor”), and BR Advisory & Investments, LLC (the “Borrower”) entered into a credit agreement (as amended, the “Credit Agreement”) with Nomura Corporate Funding Americas, LLC, as administrative agent (the “Administrative Agent”), and Wells Fargo Bank, N.A., as collateral agent (the “Collateral Agent”), for a four-year $200.0 million secured term loan credit facility (the “Term Loan Facility”) and a four-year $80.0 million revolving loan credit facility (the “Revolving Credit Facility”).

On December 17, 2021 (the “Amendment Date”), we, the Primary Guarantor, and the Borrower entered into a Second Incremental Amendment to Credit Agreement, pursuant to which the Borrower established an incremental facility in an aggregate principal amount of $100.0 million (the “Incremental Facility” and the incremental term loans made thereunder, the “Incremental Term Loans”) of secured term loans under the Credit Agreement on terms identical to those applicable to the Term Loan Facility. The Borrower borrowed the full amount of the Incremental Term Loans on the Amendment Date. The Term Loan Facility, Revolving Credit Facility, and Incremental Facility (together, the “Credit Facilities”), mature on June 23, 2025, subject to acceleration or prepayment.

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

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our, the Primary Guarantor’s, the Borrower’s, and the Borrower’s subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests. In addition, the Credit Agreement contains a financial covenant that requires us to maintain operating earnings before interest, taxes, depreciation, and amortization (EBITDA) of at least $135.0 million and the Primary Guarantor to maintain net asset value of at least $1,100.0 million. The Credit Agreement contains customary events of default, including with respect to a failure to make payments under the credit facilities, cross-default, certain bankruptcy and insolvency events and customary change of control events.

Commencing on September 30, 2022, the Term Loan Facility and Incremental Facility will amortize in equal quarterly installments of 1.25% of the aggregate principal amount of the term loan as of the closing date with the remaining balance due at final maturity. Quarterly installments from September 30, 2022 to March 31, 2025 are in the amount of $3.8 million per quarter.

As of March 31, 2022 and December 31, 2021, the outstanding balances on the Term Loan Facility and Incremental Facility were $293.2 million (net of unamortized debt issuance costs of $6.8 million) and $292.7 million (net of unamortized debt issuance costs of $7.4 million), respectively. Interest on the term loan during the three months ended March 31, 2022 was $4.1 million (including amortization of deferred debt issuance costs of $0.5 million). The interest rate on the term loan as of March 31, 2022 and December 31, 2021 was 5.46% and 4.72%, respectively.

We had an outstanding balance of $80.0 million under the Revolving Credit Facility as of both March 31, 2022 and December 31, 2021. Interest on the revolving facility during the three months ended March 31, 2022 was $1.1 million (including amortization of deferred financing costs of $0.1 million). The interest rate on the Revolving Credit Facility as of March 31, 2022 and December 31, 2021 was 5.01% and 4.67%, respectively.

We are in compliance with all financial covenants in the Credit Agreement as of March 31, 2022.

Wells Fargo Credit Agreement
We are party to a credit agreement (as amended, the “Credit Agreement”) governing our asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) with a maximum borrowing limit of $200.0 million and a maturity date of April 20, 2027. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(d) in the Annual Report on Form 10-K. All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility provides for success fees in the amount of 1.0% to 10.0% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related Credit Agreement. The credit facility also provides for funding fees in the amount of 0.05% to 0.20% of the aggregate principal amount of all credit advances and letters of credit issued in connection with a liquidation sale. There was no outstanding balance on this credit facility as of March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, there were no open letters of credit outstanding.
We are in compliance with all financial covenants in the asset based credit facility as of March 31, 2022.
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

On December 16, 2021, the Borrowers, the Secured Guarantors, the Agent, and the Closing Date Lenders, entered into the Third Amendment to Credit Agreement (the “Third Amendment”), which, among other things, replaced LIBOR with the SOFR reference rate and pursuant to which the Borrowers were permitted to make a one-time Permitted Distribution (as defined in the Third Amendment) in the amount of $15.0 million on the date of the Third Amendment.

The borrowings under the amended BRPAC Credit Agreement bear interest equal to the SOFR rate plus a margin of 2.75% to 3.25% per annum, depending on the Borrowers’ consolidated total funded debt ratio as defined in the BRPAC Credit Agreement. As of March 31, 2022 and December 31, 2021, the interest rate on the amended BRPAC Credit Agreement was at 3.26% and 3.17%, respectively.

Principal outstanding under the amended BRPAC Credit Agreement is due in quarterly installments. Quarterly installments from June 30, 2022 to December 31, 2022 are in the amount of $4.1 million per quarter, from March 31, 2023 to December 31, 2023 are in the amount of $3.6 million per quarter, from March 31, 2024 to December 31, 2024 are in the amount of $3.1 million per quarter, from March 31, 2025 to December 31, 2025 are $2.7 million per quarter, and the remaining principal balance is due at final maturity on December 31, 2025.

As of March 31, 2022 and December 31, 2021, the outstanding balance on the term loan was $49.7 million (net of unamortized debt issuance costs of $0.5 million), and $53.7 million (net of unamortized debt issuance costs of $0.6 million), respectively. Interest expense on the term loan during the three months ended March 31, 2022 and 2021, was $0.5 million (including amortization of deferred debt issuance costs of $0.1 million) and $0.7 million (including amortization of deferred debt issuance costs of $0.08 million), respectively.

We are in compliance with all financial covenants in the amended BRPAC Credit Agreement as of March 31, 2022.
Senior Note Offerings
During the three months ended March 31, 2022 and 2021, we issued $20.1 million and $12.9 million, respectively, of senior notes due with maturities dates ranging from May 2024 to August 2028 pursuant to At the Market Issuance Sales Agreements with B. Riley Securities, Inc. which governs the program of at-the-market sales of the Company’s senior notes. A series of prospectus supplements were filed by the Company with the SEC which allowed the Company to sell these senior notes.
As of March 31, 2022 and December 31, 2021, the total senior notes outstanding was $1,627.6 million (net of unamortized debt issue costs of $20.5 million) and $1,606.6 million (net of unamortized debt issue costs of $21.5 million) with a weighted average interest rate of 5.69% and 5.69%, respectively. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes totaled $24.4 million and $18.7 million during the three months ended March 31, 2022 and 2021, respectively.

The most recent sales agreement prospectus was filed by us with the SEC on January 5, 2022 (the “January 2022 Sales Agreement Prospectus”), supplementing the prospectus filed on August 11, 2021, the prospectus filed on April 6, 2021, and the prospectus filed on January 28, 2021. This program provides for the sale by the Company of up to $250.0 million of certain of the Company’s senior notes. As of March 31, 2022, and December 31, 2021 the Company had $91.8 million and $111.9 million, respectively, remaining availability under the January 2022 Sales Agreement.

Off Balance Sheet Arrangements

Information about our off-balance sheet arrangements is included in Note 15 of the Notes to the Condensed Consolidated Financial Statements. Such information is hereby incorporated by reference.
Recent Accounting Standards
See Note 2(t) to the accompanying financial statements for recent accounting standards we have recently adopted.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We periodically use derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain loans receivable and Auction and Liquidation engagements with operations outside the United States. As of March 31, 2022, there were no forward exchange contracts outstanding. As of December 31, 2021, 6€ million forward exchange contracts were outstanding.

The forward exchange contracts were entered into to improve the predictability of cash flows related to a retail store liquidation engagement and a loan receivable. The net gain from forward exchange contracts was $0.1 million and $0.3 million during the three months ended March 31, 2022 and 2021, respectively. This amount is reported as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

We transact business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. Transaction gains (losses) are included in selling, general and administrative expenses in our condensed consolidated statements of operations.
Interest Rate Risk

Our primary exposure to market risk consists of risk related to changes in interest rates. We utilize borrowings under our senior notes payable and credit facilities to fund costs and expenses incurred in connection with our acquisitions and retail liquidation engagements. Borrowings under our senior notes payable are at fixed interest rates and borrowings under our credit facilities bear interest at a floating rate of interest. We invest in loans receivable that primarily bear interest at floating rates of interest. If floating rates of interest had increased by 1% during the three months ended March 31, 2022, the rate increase would have resulted in an increase in interest expense of $1.1 million.
The primary objective of our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income that we receive from investments without significantly increasing risk. To achieve these objectives, our investments allow us to maintain a portfolio of cash equivalents, short-term investments through a variety of securities owned that primarily includes common stocks, corporate bonds and investments in partnership interests, and loans receivable. Our cash and cash equivalents through March 31, 2022 included amounts in bank checking and liquid money market accounts. We may be exposed to interest rate risk through trading activities in convertible and fixed income securities as well as U.S. Treasury securities, however, based on our daily monitoring of this risk, we believe we currently have limited exposure to interest rate risk in these activities.
Foreign Currency Risk
The majority of our operating activities are conducted in U.S. dollars. Revenues generated from our foreign subsidiaries totaled $2.0 million during the three months ended March 31, 2022 or 0.9% of our total revenues of $205.6 million during the three months ended March 31, 2022. The financial statements of our foreign subsidiaries are translated into U.S. dollars at period-end rates, with the exception of revenues, costs, and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (loss). Transaction gains (losses), which were included in our condensed consolidated statements of operations, amounted to a gain of $0.3 million and $0.6 million during the three months ended March 31, 2022 and 2021, respectively. We may be exposed to foreign currency risk; however, our operating results during the three months ended March 31, 2022 included $2.0 million of revenues and $1.7 million of operating expenses from our foreign subsidiaries and a 10% appreciation or depreciation of the U.S. dollar relative to the local currency exchange rates would result in an approximately $0.2 million change in our operating income during the three months ended March 31, 2022.
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
Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that as of March 31, 2022 our disclosure controls and procedures were effective at the reasonable assurance level.

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
Item 1A. Risk Factors.
There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 28, 2022. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2021, could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. There have been no material changes to the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2021.
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
Exhibit Index

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

10.1	Third Amended and Restated Credit Agreement, dated as of April 20, 2022, by and among B. Riley Retail Solutions WF, LLC, B. Riley Retail, Inc., B. Riley Retail Canada, ULC, Wells Fargo Bank, National Association and Wells Fargo Capital Finance Corporation Canada	8-K	10.1	4/25/2022

31.1*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.3*	Certification of Chief Financial Officer and Chief Operating Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________
*    Filed herewith.
**    Furnished herewith.
#    Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B. Riley Financial, Inc.

Date: April 29, 2022	By:	/s/ PHILLIP J. AHN
	Name:	Phillip J. Ahn
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)