Form 10-K/A
period 2021-12-31
B. Riley Financial, Inc.
filed 2022-05-06
CIK 1464790

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

As of May 2, 2022, there were 27,928,234 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on February 25, 2022 (the “Original Form 10-K”), solely to correct an error in the content of Marcum LLP’s (“Marcum”) Report Of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting (the “ICFR Opinion”). The ICFR Opinion in the Original Form 10-K inadvertently omitted an explanatory paragraph which should have described the exclusion of National Holdings Corporation from Marcum’s audit of internal control over financial reporting. An ICFR Opinion with the explanatory paragraph is included in the Amended Form 10-K.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements. The Company’s Consolidated Financial Statements required to be filed in the Annual Report on the Form 10-K and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements and the effectiveness of internal control over financial reporting of the Company, are hereby filed as part of this report, beginning on page F-1.

2.	Financial Statement Schedules. Financial Statement Schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included in the consolidated financial statements or the notes thereto.

(b)	Exhibits and Index to Exhibits, below.

(c) Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation, as amended, dated as of August 17, 2015.	10-Q	3.1	8/3/2018

3.2	Amended and Restated Bylaws, dated as of November 6, 2014.	10-Q	3.6	11/6/2014

3.3	Amendment to Amended and Restated Bylaws of B. Riley Financial, Inc., dated April 3, 2019.	8-K	3.1	4/9/2019

3.4	Certificate of Designation designating the 6.875% Series A Cumulative Perpetual Preferred Stock of B. Riley Financial, Inc.	8-K	3.1	10/7/2019

3.5	Certificate of Designation designating the 7.375% Series B Cumulative Perpetual Preferred Stock of B. Riley Financial, Inc.	8-K	3.1	9/4/2020

4.1	Form of common stock certificate.	10-K	4.1	3/30/2015

4.2	Base Indenture, dated as of November 2, 2016, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	11/2/2016

4.3	Second Supplemental Indenture, dated as of May 31, 2017, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	5/31/2017

4.4	Form of 7.50% Senior Note due 2027 (included in Exhibit 4.3).	8-K	4.1	5/31/2017

4.5	Third Supplemental Indenture, dated as of December 13, 2017, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	12/13/2017

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
4.6	Form of 7.25% Senior Note due 2027 (included in Exhibit 4.5).	8-K	4.1	12/13/2017

4.7	Fourth Supplemental Indenture, dated as of May 17, 2018, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	5/17/2018

4.8	Form of 7.375% Senior Note due 2023 (included in Exhibit 4.7).	8-K	4.2	5/17/2018

4.9	Fifth Supplemental Indenture, dated as of September 11, 2018, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	9/11/2018

4.10	Form of 6.875% Senior Note due 2023 (included in Exhibit 4.9).	8-K	4.2	9/11/2018

4.11	Second Supplemental Indenture, dated as of September 23, 2019, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	4.3	9/23/2019

4.12	Form of 6.50% Senior Note due 2026 (included in Exhibit 4.11).	8-K	4.4	9/23/2019

4.13	Deposit Agreement, dated October 7, 2019, among B. Riley Financial, Inc., Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, with respect to B. Riley Financial, Inc.’s 6.875% Series A Cumulative Perpetual Preferred Stock.	8-K	4.1	10/7/2019

4.14	Form of Specimen Certificate representing the 6.875% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share, of B. Riley Financial, Inc.	8-K	4.2	10/7/2019

4.15	Form of Depositary Receipt.	8-K	4.3	10/7/2019

4.16	Third Supplemental Indenture, dated as of February 12, 2020, by and between the Company and The Bank of New York Mellon Trust Company National Association, as Trustee.	8-K	4.4	2/12/2020

4.17	Form of 6.375% Senior Note due 2025 (included in Exhibit 4.16).	8-K	4.4	2/12/2020

4.18	Deposit Agreement, dated September 4, 2020, among B. Riley Financial, Inc., Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, with respect to B. Riley Financial, Inc.’s 7.375% Series B Cumulative Perpetual Preferred Stock	8-K	4.1	9/4/2020

4.19	Form of Specimen certificate representing the 7.375% Series B Cumulative Perpetual Preferred Stock, par value $0.0001 per share, of B. Riley Financial, Inc.	8-K	4.2	9/4/2020

4.20	Form of Depositary Receipt.	8-K	4.3	9/4/2020

4.21	Fourth Supplemental Indenture, dated as of January 25, 2021, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.5	1/25/2021

4.22	Form of 6.00% Senior Note due 2028	8-K	4.6	1/25/2021

4.23	Fifth Supplemental Indenture, dated as of March 29, 2021, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.6	3/29/2021

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
4.24	Form of 5.50% Senior Note due 2026	8-K	4.7	3/29/2021

4.25	Sixth Supplemental Indenture, dated as of August 6, 2021, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.7	8/6/2021

4.26	Form of 5.25% Senior Note due 2028	8-K	4.8	8/6/2021

4.27	Seventh Supplemental Indenture, dated as of December 3, 2021, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.8	12/3/2021

4.28	Form of 5.00% Senior Note due 2026	8-K	4.9	12/3/2021

4.29*	Description of Registered Securities

10.1	Security Agreement, dated as of October 21, 2008, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association (Successor to Wells Fargo Retail Finance, LLC).	10-Q	10.8	8/31/2009

10.2	Escrow Agreement, dated as of July 31, 2009, by and among Alternative Asset Management Acquisition Corp., the registrant, Andrew Gumaer, as the Member Representative, and Continental Stock Transfer & Trust Company.	8-K	10.6	8/6/2009

10.3#	Form of Director and Officer Indemnification Agreement.	8-K	10.11	8/6/2009

10.4	Loan and Security Agreement (Accounts Receivable & Inventory Line of Credit), dated as of May 17, 2011, by and between BFI Business Finance and Great American Group Advisory & Valuation Services, LLC.	8-K	10.1	5/26/2011

10.5	Second Amended and Restated Credit Agreement, dated as of July 15, 2013, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association.	8-K	10.1	7/19/2013

10.6	Third Amended and Restated Guaranty, dated as of July 15, 2013, by and between the registrant and Great American Group, LLC, in favor of Wells Fargo Bank, National Association.	8-K	10.2	7/19/2013

10.7	Uncommitted Liquidation Finance Agreement, dated as of March 19, 2014, by and among GA Asset Advisors Limited, each special purpose vehicle affiliated to GA Asset Advisors Limited which accedes to such agreement, and Burdale Financial Limited.	8-K	10.1	3/25/2014

10.8	Master Guarantee and Indemnity, dated as of March 19, 2014, by and among GA Asset Advisors Limited, the registrant, Great American Group, LLC, Great American Group WF, LLC, Burdale Financial Limited and Wells Fargo Bank, National Association.	8-K	10.2	3/25/2014

10.9	First Amendment to Credit Agreement and Limited Consent and Waiver, dated as of May 28, 2014, by and among Wells Fargo Bank, National Association, Great American Group WF, LLC, Great American Group, Inc. and Great American Group, LLC.	10-Q	10.8	8/14/2014

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
10.10	Third Amendment to Credit Agreement, dated as of February 5, 2015, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association.	10-Q	10.7	5/7/2015

10.11	Fourth Amendment to Credit Agreement, dated as of February 19, 2015, by and between Great American Group WF, LLC, GA Retail, Inc. and Wells Fargo Bank, National Association.	10-Q	10.8	5/7/2015

10.12#	Amended and Restated 2009 Stock Incentive Plan.	10-Q	10.1	8/11/2015

10.13#	Amended and Restated 2009 Stock Incentive Plan – Form of Restricted Stock Unit Agreement.	10-Q	10.2	8/11/2015

10.14#	Amended and Restated 2009 Stock Incentive Plan – Stock Bonus Program and Form of Stock Bonus Award Agreement.	10-Q	10.3	8/11/2015

10.15#	B. Riley Financial, Inc. Management Bonus Plan.	8-K	10.1	8/18/2015

10.16	Fifth Amendment to Credit Agreement, dated June 10, 2016, by and among Great American Group WF, LLC, GA Retail, Inc. and Wells Fargo Bank, National Association.	10-Q	10.1	8/5/2016

10.17	Sixth Amendment and Joinder under Credit Facility among Great American Group WF, LLC and Wells Fargo Bank, National Association as Lender October 5, 2016.	10-Q	10.1	11/14/2016

10.18	Seventh Amendment to Credit Agreement, dated as of April 21, 2017, by and among Great American Group WF, LLC, GA Retail, Inc., GA Retail Canada, ULC, Wells Fargo Bank, National Association and Wells Fargo Capital Finance Corporation Canada.	8-K	10.1	4/27/2017

10.19	Warrant Agreement, dated as of July 3, 2017, by and between the registrant and Continental Stock Transfer & Trust Company.	8-K	10.1	7/5/2017

10.20#	Registration Rights Agreement, dated as of July 3, 2017, by and among the registrant and the persons listed on the signature pages thereto.	8-K	10.4	7/5/2017

10.21#	Employment Agreement, dated as of January 1, 2018, by and between the registrant and Bryant R. Riley.	8-K	10.1	1/5/2018

10.22#	Employment Agreement, dated as of January 1, 2018, by and between the registrant and Thomas J. Kelleher.	8-K	10.2	1/5/2018

10.23#	Employment Agreement, dated as of January 1, 2018, by and between the registrant and Phillip J. Ahn.	8-K	10.4	1/5/2018

10.24#	Employment Agreement, dated as of January 1, 2018, by and between the registrant and Alan N. Forman.	10-K	10.42	3/14/2018

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
10.25	Debt Conversion and Purchase and Sale Agreement, dated January 12, 2018, by and among the registrant, bebe stores, inc. and The Manny Mashouf Living Trust.	8-K	10.1	1/16/2018

10.26#	Employment Agreement, dated as of July 10, 2018, by and between the registrant and Kenneth M. Young.	8-K	10.1	7/16/2018

10.27#	Employment Agreement, dated as of July 10, 2018, by and between B. Riley FBR, Inc. and Andrew Moore.	8-K	10.2	7/16/2018

10.28#	Amendment No. 1 to Employment Agreement, dated as of July 10, 2018, by and between the registrant and Bryant R. Riley.	8-K	10.3	7/16/2018

10.29#	Amendment No. 1 to Employment Agreement, dated as of July 10, 2018, by and between the registrant and Thomas Kelleher.	8-K	10.4	7/16/2018

10.30#	2018 Employee Stock Purchase Plan.	8-K	10.1	7/31/2018

10.31	Credit Agreement, dated December 19, 2018.	8-K	10.1	12/27/2018

10.32	First Amendment to Credit Agreement and Joinder, dated February 1, 2019	8-K	10.2	2/7/2019

10.33	Second Amendment to Credit Agreement, dated December 31, 2020	8-K	10.1	1/6/2021

10.34	Security and Pledge Agreement, dated December 19, 2018.	8-K	10.2	12/27/2018

10.35	Unconditional Guaranty and Pledge Agreement by B. Riley Principal Investments, LLC, dated December 19, 2018.	8-K	10.3	12/27/2018

10.36	Unconditional Guaranty by the registrant, dated December 19, 2018.	8-K	10.3	12/27/2018

10.37#	Amendment to Amended and Restated 2009 Stock Incentive Plan.	10-Q	10.4	11/1/2019

10.38	Form of Restricted Stock Unit Award Agreement (Time-Vesting) under the B. Riley Financial, Inc. 2021 Stock Incentive Plan.	8-K	10.01	5/28/2021

10.39	B. Riley Financial, Inc. 2021 Stock Incentive Plan, incorporated by reference to Appendix A to the Company’s definitive proxy statement, dated April 20, 2021 filed with the Securities and Exchange Commission.	8-K	10.01	6/3/2021

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
10.40	Credit agreement, dated June 23, 2021, among B. Riley Financial, Inc., BR Financial Holdings, LLC, BR Advisory & Investments, LLC, each of the lenders from time to time parties thereto, Nomura Corporate Funding Americas, LLC, and Wells Fargo Bank, N.A.	8-K	10.1	6/25/2021

10.41	Master Receivables Purchase Agreement, dated as of December 20, 2021, between B. Riley Receivables, LLC and W.S. Badcock Corporation	8-K	10.1	12/22/2021

10.42	Servicing Agreement, dated as of December 20, 2021, between B. Riley Receivables, LLC and W.S. Badcock Corporation	8-K	10.2	12/22/2021

10.43	Form of Director and Officer Indemnification Agreement	8-K	10.3	12/22/2021

10.44	Third Amendment to Credit Agreement, dated as of December 16, 2021.	10-K	10.44	2/28/2022

10.45	Second Incremental Amendment to Credit Agreement, dated as of December 17, 2021.	10-K	10.45	2/28/2022

10.46#	PRSU Grant Agreement	10-K	10.46	2/28/2022

14.1	B. Riley – Code of Business Conduct and Ethics_022321	8-K	14.1	3/01/2021

21.1	Subsidiary List	10-K	21.1	2/28/2022

23.1*	Consent of Marcum LLP

31.1*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.3*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Securities and Exchange Commission upon request.
#	Management contract or compensatory plan or arrangement.
§	The Company has omitted certain information contained in this exhibit pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and, if publicly disclosed, would likely cause competitive harm to the Company. Certain schedules and annexes to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or annex will be furnished to the U.S. Securities and Exchange Commission or its staff upon request.
^	Pursuant to Item 601(b)(10) of Regulation S-K, certain annexes to the agreement have not been filed herewith. The registrant agrees to furnish supplementally a copy of any omitted annex to the Securities and Exchange Commission upon request.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B. Riley Financial, Inc.

Date: May 6, 2022	/s/ PHILLIP J. AHN
(Phillip J. Ahn, Chief Financial Officer and Chief Operating Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ BRYANT R. RILEY	Co-Chief Executive Officer Chairman of the Board	May 6, 2022
(Bryant R. Riley)	(Principal Executive Officer)

/s/ THOMAS J. KELLEHER	Co-Chief Executive Officer Director	May 6, 2022
(Thomas J. Kelleher)

/s/ PHILLIP J. AHN	Chief Financial Officer Chief Operating Officer	May 6, 2022
(Phillip J. Ahn)	(Principal Financial Officer)

/s/ HOWARD E. WEITZMAN	Chief Accounting Officer (Principal Accounting Officer)	May 6, 2022
(Howard E. Weitzman)

/s/ ROBERT L. ANTIN	Director	May 6, 2022
(Robert L. Antin)

/s/ ROBERT D’AGOSTINO	Director	May 6, 2022
(Robert D’Agostino)

/s/ TAMMY BRANDT	Director	May 6, 2022
(Tammy Brandt)

/s/ RENÉE E. LABRAN	Director	May 6, 2022
(Renée E. LaBran)

/s/ RANDALL E. PAULSON	Director	May 6, 2022
(Randall E. Paulson)

/s/ MICHAEL J. SHELDON	Director	May 6, 2022
(Michael J. Sheldon)

/s/ MIMI K. WALTERS	Director	May 6, 2022
(Mimi K. Walters)

/s/ MIKEL H. WILLIAMS	Director	May 6, 2022
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

As described in “Management Annual Report on Internal Control over Financial Reporting”, management has excluded its subsidiary, National Holdings Corporation (“National”) from its assessment of internal control over financial reporting as of December 31, 2021 because this entity was acquired by the Company in a purchase business combination during 2021. We have also excluded National from our audit of internal control over financial reporting. This subsidiary’s combined total assets and total revenues represent approximately 2% and 18%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

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