Form 10-Q
period 2022-06-30
B. Riley Financial, Inc.
filed 2022-07-29
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 22, 2022, there were 28,290,458 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

B. Riley Financial, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2022
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par value)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Assets:
Cash and cash equivalents	$216,098	$278,933
Restricted cash	928	927
Due from clearing brokers	50,597	29,657
Securities and other investments owned, at fair value	1,144,896	1,532,095
Securities borrowed	2,414,074	2,090,966
Accounts receivable, net	52,935	49,673
Due from related parties	645	2,074
Loans receivable, at fair value (includes $88,893 and $167,744 from related parties as of June 30, 2022 and December 31, 2021, respectively)	770,840	873,186
Prepaid expenses and other assets	480,276	463,502
Operating lease right-of-use assets	59,806	56,969
Property and equipment, net	14,182	12,870
Goodwill	394,331	250,568
Other intangible assets, net	270,322	207,651
Deferred tax assets, net	5,287	2,848
Total assets	$5,875,217	$5,851,919
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$22,428	$6,326
Accrued expenses and other liabilities	245,773	343,750
Deferred revenue	79,226	69,507
Deferred tax liabilities, net	—	93,055
Due to related parties and partners	470	—
Due to clearing brokers	24,695	69,398
Securities sold not yet purchased	5,403	28,623
Securities loaned	2,414,201	2,088,685
Operating lease liabilities	70,972	69,072
Notes payable	23,186	357
Revolving credit facility	80,000	80,000
Term loans, net	367,815	346,385
Senior notes payable, net	1,644,778	1,606,560
Total liabilities	4,978,947	4,801,718

Commitments and contingencies (Note 15)
Redeemable noncontrolling interests in equity of subsidiaries	352,894	345,000
B. Riley Financial, Inc. equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 4,535 and 4,512 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively; and liquidation preference of $113,380 and $112,790 as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 28,290,458 and 27,591,028 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	459,220	413,486
Retained earnings	32,570	248,862
Accumulated other comprehensive loss	(3,884)	(1,080)
Total B. Riley Financial, Inc. stockholders’ equity	487,909	661,271
Noncontrolling interests	55,467	43,930
Total equity	543,376	705,201
Total liabilities and equity	$5,875,217	$5,851,919
The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Services and fees	$200,905	$266,143	$411,580	$555,612
Trading (losses) income and fair value adjustments on loans	(223,927)	32,679	(292,317)	299,621
Interest income - Loans and securities lending	63,835	25,491	125,261	62,411
Sale of goods	1,887	12,457	3,765	19,285
Total revenues	42,700	336,770	248,289	936,929
Operating expenses:
Direct cost of services	17,785	12,094	29,436	23,416
Cost of goods sold	1,994	3,626	4,245	8,952
Selling, general and administrative expenses	167,136	199,922	342,335	391,266
Interest expense - Securities lending and loan participations sold	14,544	10,983	26,310	30,172
Total operating expenses	201,459	226,625	402,326	453,806
Operating (loss) income	(158,759)	110,145	(154,037)	483,123
Other income (expense):
Interest income	500	56	567	105
Change in fair value of financial instruments and other	4,321	6,509	10,302	6,509
(Loss) income from equity investments	(3,399)	(852)	3,376	23
Interest expense	(31,764)	(20,856)	(62,200)	(40,642)
(Loss) income before income taxes	(189,101)	95,002	(201,992)	449,118
Benefit from (provision for) income taxes	52,513	(19,902)	56,208	(117,420)
Net (loss) income	(136,588)	75,100	(145,784)	331,698
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	3,571	(576)	4,437	1,366
Net (loss) income attributable to B. Riley Financial, Inc.	$(140,159)	$75,676	$(150,221)	$330,332
Preferred stock dividends	2,002	1,789	4,004	3,538
Net (loss) income available to common shareholders	$(142,161)	$73,887	$(154,225)	$326,794

Basic (loss) income per common share	$(5.07)	$2.70	$(5.52)	$12.03
Diluted (loss) income per common share	$(5.07)	$2.58	$(5.52)	$11.39

Weighted average basic common shares outstanding	28,051,570	27,344,184	27,953,845	27,159,257
Weighted average diluted common shares outstanding	28,051,570	28,668,465	27,953,845	28,690,444
The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(136,588)	$75,100	$(145,784)	$331,698
Other comprehensive income (loss):
Change in cumulative translation adjustment	(2,316)	281	(2,804)	(355)
Other comprehensive (loss) income, net of tax	(2,316)	281	(2,804)	(355)
Total comprehensive (loss) income	(138,904)	75,381	(148,588)	331,343
Comprehensive income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	3,698	(576)	4,564	1,366
Comprehensive (loss) income attributable to B. Riley Financial, Inc.	$(142,602)	$75,957	$(153,152)	$329,977
The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited)
(Dollars in thousands, except share data)
For the Three Months Ended June 30, 2022 and 2021

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, April 1, 2022	4,535	$—	27,928,234	$3	$450,164	$205,765	$(1,568)	$45,813	$700,177
ESPP shares issued and vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	362,224	—	(5,146)	—	—	—	(5,146)
Share based payments	—	—	—	—	14,202	—	—	—	14,202
Dividends on common stock ($1.00 per share)	—	—	—	—	—	(31,034)	—	—	(31,034)
Dividends on preferred stock	—	—	—	—	—	(2,002)	—	—	(2,002)
Net loss	—	—	—	—	—	(140,159)	—	3,698	(136,461)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(801)	(801)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	6,757	6,757
Other comprehensive loss	—	—	—	—	—	—	(2,316)	—	(2,316)
Balance, June 30, 2022	4,535	$—	28,290,458	$3	$459,220	$32,570	$(3,884)	$55,467	$543,376

Balance, April 1, 2021	3,971	$—	27,194,909	$3	$380,543	$352,910	$(1,459)	$33,823	$765,820
Preferred stock issued	304	—	—	—	8,281	—	—	—	8,281
ESPP shares issued and vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	385,391	—	(10,348)	—	—	—	(10,348)
Share based payments	—	—	—	—	8,608	—	—	—	8,608
Dividends on common stock ($3.00 per share)	—	—	—	—	—	(88,537)	—	—	(88,537)
Dividends on preferred stock	—	—	—	—	—	(1,789)	—	—	(1,789)
Net income	—	—	—	—	—	75,676	—	(576)	75,100
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,597)	(2,597)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	6,928	6,928
Other comprehensive loss	—	—	—	—	—	—	281	—	281
Balance, June 30, 2021	4,275	$—	27,580,300	$3	$387,084	$338,260	$(1,178)	$37,578	$761,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

For the Six Months Ended June 30, 2022 and 2021

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	4,512	$—	27,591,028	$3	$413,486	$248,862	$(1,080)	$43,930	$705,201
Preferred stock issued	23	—	—	—	639	—	—	—	639
ESPP shares issued and vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	394,552	—	(6,440)	—	—	—	(6,440)
Shares issued for the acquisition of FocalPoint	—	—	304,878	—	20,320	—	—	—	20,320
Share based payments	—	—	—	—	31,215	—	—	—	31,215
Dividends on common stock ($2.00 per share)	—	—	—	—	—	(62,067)	—	—	(62,067)
Dividends on preferred stock	—	—	—	—	—	(4,004)	—	—	(4,004)
Net loss	—	—	—	—	—	(150,221)	—	4,564	(145,657)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,736)	(1,736)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	8,527	8,527
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	182	182
Other comprehensive loss	—	—	—	—	—	—	(2,804)	—	(2,804)
Balance, June 30, 2022	4,535	$—	28,290,458	$3	$459,220	$32,570	$(3,884)	$55,467	$543,376

Balance, January 1, 2021	3,971	$—	25,777,796	$3	$310,326	$203,080	$(823)	$26,374	$538,960
Common stock issued, net of offering costs	—	—	1,413,045	—	64,713	—	—	—	64,713
Preferred stock issued	304	—	—	—	8,281	—	—	—	8,281
ESPP shares issued and vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	389,459	—	(10,370)	—	—	—	(10,370)
Share based payments	—	—	—	—	14,134	—	—	—	14,134
Dividends on common stock ($6.50 per share)	—	—	—	—	—	(191,614)	—	—	(191,614)
Dividends on preferred stock	—	—	—	—	—	(3,538)	—	—	(3,538)
Net income	—	—	—	—	—	330,332	—	1,366	331,698
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(13,854)	(13,854)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	10,650	10,650
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	13,042	13,042
Other comprehensive loss	—	—	—	—	—	—	(355)	—	(355)
Balance, June 30, 2021	4,275	$—	27,580,300	$3	$387,084	$338,260	$(1,178)	$37,578	$761,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:		(Revised - See Note 20)
Net (loss) income	$(145,784)	$331,698
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	15,809	12,924
Provision for doubtful accounts	1,276	755
Share-based compensation	31,215	14,134
Fair value adjustments, non-cash	(13,572)	(10,046)
Non-cash interest and other	(1,237)	(9,091)
Effect of foreign currency on operations	298	(1,486)
Income from equity investments	(3,376)	(23)
Dividends from equity investments	1,908	610
Deferred income taxes	(95,342)	51,242
Loss on disposal of fixed assets	122	—
Gain on extinguishment of loan	(1,102)	(6,509)
Loss on extinguishment of debt	—	919
Gain on equity investment	(6,790)	(3,544)
Income allocated and fair value adjustment for mandatorily redeemable noncontrolling interests	436	347
Change in operating assets and liabilities:
Amounts due to/from clearing brokers	(65,644)	(424,062)
Securities and other investments owned	390,147	(316,181)
Securities borrowed	(323,108)	(374,565)
Accounts receivable and advances against customer contracts	5,308	808
Prepaid expenses and other assets	(12,598)	(25,870)
Accounts payable, accrued payroll and related expenses, accrued expenses and other liabilities	(138,605)	(22,983)
Amounts due to/from related parties and partners	1,876	155
Securities sold, not yet purchased	(23,220)	261,476
Deferred revenue	6,568	(3,158)
Securities loaned	325,516	374,549
Net cash used in operating activities	(49,899)	(147,901)
Cash flows from investing activities:
Purchases of loans receivable	(199,109)	(87,309)
Repayments of loans receivable	241,695	95,522
Repayment of loan participations sold	—	(10,772)
Acquisition of businesses, net of $27,740 and $34,924 cash acquired for 2022 and 2021, respectively	(38,383)	(390)
Purchases of property, equipment and intangible assets	(896)	(288)
Proceeds from sale of property, equipment and intangible assets	2	—
Investment of subsidiaries initial public offering proceeds into trust account	—	(345,000)

Purchase of equity and other investments	(2,786)	(10,485)
Net cash provided by (used in) investing activities	523	(358,722)
Cash flows from financing activities:
Repayment of notes payable	(357)	(37,610)
Repayment of term loan	(54,316)	(11,484)
Proceeds from term loan	75,000	200,000
Proceeds from issuance of senior notes	35,874	475,698
Redemption of senior notes	—	(128,156)
Payment of debt issuance and offering costs	(450)	(15,661)
Payment of contingent consideration	(451)	(411)
Payment of employment taxes on vesting of restricted stock	(6,440)	(10,370)
Common dividends paid	(62,039)	(181,269)
Preferred dividends paid	(4,004)	(3,538)
Distributions to noncontrolling interests	(2,414)	(14,792)
Contributions from noncontrolling interests	8,527	10,650
Proceeds from initial public offering of subsidiaries	—	345,000
Proceeds from issuance of common stock	—	64,713
Proceeds from issuance of preferred stock	639	8,281
Net cash (used in) provided by financing activities	(10,431)	701,051
(Decrease) increase in cash, cash equivalents and restricted cash	(59,807)	194,428
Effect of foreign currency on cash, cash equivalents and restricted cash	(3,027)	(534)
Net (decrease) increase in cash, cash equivalents and restricted cash	(62,834)	193,894
Cash, cash equivalents and restricted cash, beginning of period	279,860	104,837
Cash, cash equivalents and restricted cash, end of period	$217,026	$298,731

Supplemental disclosures:
Interest paid	$83,102	$66,359
Taxes paid	$45,343	$63,987
The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)
NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS OPERATIONS
B. Riley Financial, Inc. and its subsidiaries (collectively, the “Company”) provide investment banking and financial services to corporate, institutional and high net worth clients, and asset disposition, financial consulting, appraisal and capital advisory services to a wide range of retail, wholesale and industrial clients, as well as lenders, capital providers, private equity investors and professional services firms throughout the United States, Australia, Canada, and Europe and consumer Internet access and cloud communication services through its wholly-owned subsidiaries United Online, Inc. (“UOL” or “United Online”), magicJack VocalTec Ltd. (“magicJack”), and Marconi Wireless ("Marconi"), and majority ownership interest in Lingo Management, LLC (“Lingo”). The Company also has a majority ownership interest in BR Brands Holding, LLC (“BR Brands” or “Brands”), which provides licensing of trademarks.
The Company operates in six operating segments: (i) Capital Markets, through which the Company provides investment banking, corporate finance, securities lending, restructuring, research, sales and trading services to corporate and institutional clients; (ii) Wealth Management, through which the Company provides wealth management and tax services to corporate, institutional and high net worth clients; (iii) Auction and Liquidation, through which the Company provides auction and liquidation services to help clients dispose of assets that include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property; (iv) Financial Consulting, through which the Company provides bankruptcy, financial advisory, forensic accounting, real estate consulting and valuation and appraisal services; (v) Principal Investments - Communications and Other, through which the Company provides consumer Internet access and related subscription services from United Online, cloud communication services primarily through the magicJack devices, global cloud/unified communications and managed services from Lingo, and mobile phone voice, text, and data services and devices through a mobile virtual network operator; and (vi) Brands, which is focused on generating revenue through the licensing of trademarks.
On May 31, 2022, the Company's ownership interest in Lingo increased from 40% to 80% as a result of the conversion of $17,500 of debt owed by Lingo to equity. As a result of the consolidation of Lingo, the pre-existing equity investment was remeasured at fair value resulting in the recognition of a gain of $6,790, which is included in trading (losses) income and fair value adjustments on loans in the condensed consolidated statement of operations for the three and six months ended June 30, 2022. In accordance with ASC 805, the company used the acquisition method of accounting. The total fair value of the acquired assets of Lingo was $115,832 and the fair value of the 20% noncontrolling interest was $8,021 at May 31, 2022. Goodwill of $31,965 and other intangible assets of $65,200 were recorded as a result of the acquisition. The acquisition is expected to expand the services offered in the Company's Principal Investments - Communications and Other segment.
On January 19, 2022, the Company acquired FocalPoint Securities, LLC ("FocalPoint"), an independent investment bank headquartered in Los Angeles, California. The purchase price consideration totaled $124,479, which consisted of $64,248 in cash, $20,320 in issuance of common stock of the Company, and $39,911 in deferred cash and contingent consideration payable over the next three years. The Company used the acquisition method of accounting for this acquisition. Goodwill of $110,512 and other intangible assets of $10,780 that were recorded as a result of the acquisition will be deductible for tax purposes. The acquisition is expected to expand B. Riley Securities’ mergers and acquisitions (“M&A”) advisory business and enhance its debt capital markets and financial restructuring capabilities.
There continues to be widespread impact from COVID-19, which the World Health Organization classified as a pandemic in March 2020. There has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel, and government activities and functions; however, the full impact of the COVID-19 outbreak continues to evolve with the emergence of new variant strains and breakthrough infections. The continuing impact of the COVID-19 pandemic, higher inflation, the actions by the Federal Reserve to address inflation, Russia's invasion of Ukraine, and rising energy prices create uncertainty about the future economic environment which will continue to evolve and may impact our business in future periods. These developments and the impact on the financial markets and the overall economy continue to be highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted, the Company’s results of operations, financial position, and cash flows may be materially adversely affected.

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
The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.
Revision of Prior Period Financial Statements
In connection with the preparation of the Company’s consolidated financial statements during prior year, the Company identified an error that was not material related to the consolidation of certain VIEs which primarily resulted in a gross up between investing activities and financing activities in the consolidated statements of cash flows. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the error and determined that the related impact did not, either individually or in the aggregate, materially misstate previously issued consolidated financial statements. A summary of revisions to certain previously reported financial information presented herein is included in Note 20.
(b) Use of Estimates
The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expense during the reporting period. Estimates are used when accounting for certain items such as valuation of securities, allowance for doubtful accounts, the fair value of loans receivables, intangible assets and goodwill, share based arrangements, contingent consideration, accounting for income tax valuation allowances, recovery of contract assets, and sales returns and allowances. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.
(c) Interest Expense — Securities Lending Activities
Interest expense from securities lending activities is included in operating expenses related to operations in the Capital Markets segment. Interest expense from securities lending activities is incurred from equity and fixed income securities that are loaned to the Company and totaled $14,544 and $10,725 during the three months ended June 30, 2022 and 2021, respectively, and $26,310 and $29,446 during the six months ended June 30, 2022 and 2021, respectively. Interest expense from loan participations sold totaled $258 and $726 during the three and six months ended June 30, 2021, respectively.
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
(e) Advertising Expenses
The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $2,594 and $578 during the three months ended June 30, 2022 and 2021, respectively, and $4,357 and $1,156 during the six months ended June 30, 2022 and 2021, respectively. Advertising expense was included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.
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
In June 2018, the Company adopted the 2018 Employee Stock Purchase Plan (“Purchase Plan”) which allows eligible employees to purchase common stock through payroll deductions at a price that is 85% of the market value of the common stock on the last day of the offering period. In accordance with the provisions of Accounting Standards Codification (“ASC”) 718 - Compensation — Stock Compensation (“ASC 718”), the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. During the three months ended June 30, 2022 and 2021, the Company recognized compensation expense of $43 and $115, respectively, related to the Purchase Plan. During the six months ended June 30, 2022 and 2021, the Company recognized compensation expense of $196 and $342, respectively, related to the Purchase Plan.
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
(i) Restricted Cash
As of June 30, 2022 and December 31, 2021, restricted cash included $928 and $927 of cash collateral for leases, respectively.
Cash, cash equivalents and restricted cash consist of the following:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$216,098	$278,933
Restricted cash	928	927
Total cash, cash equivalents and restricted cash	$217,026	$279,860
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
(k) Property and Equipment
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under finance leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Depreciation expense on property and equipment was $1,021 and $1,031 during the three months ended June 30, 2022 and 2021, respectively, and $2,053 and $1,904 during the six months ended June 30, 2022 and 2021, respectively.
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
Loans receivable, at fair value totaled $770,840 and $873,186 as of June 30, 2022 and December 31, 2021, respectively. The loans have various maturities through March 2027. As of June 30, 2022 and December 31, 2021, the historical cost of loans receivable accounted for under the fair value option was $783,901 and $877,527, respectively, which included principal balances of $788,972 and $886,831 respectively, and unamortized costs, origination fees, premiums and discounts, totaling $5,071 and $9,304, respectively. During the three months ended June 30, 2022 and 2021, the Company recorded net unrealized losses of $10,985 and $680, respectively, and during the six months ended June 30, 2022 and 2021, the Company recorded a net unrealized loss of $129 and net unrealized gain of $10,046, respectively, on the loans receivable at fair value, which was included in trading income (losses) and fair value adjustments on loans on the condensed consolidated statements of operations.
The Company may periodically provide limited guarantees to third parties for loans that are made to investment banking and lending clients. As of June 30, 2022, the Company has outstanding limited guarantee arrangements with respect to Babcock & Wilcox Enterprises, Inc. (“B&W”) as further described in Note 15. In accordance with the new credit loss standard, the Company evaluates the need to record an allowance for credit losses for these loan guarantees since they have off-balance sheet credit exposures. As of June 30, 2022, the Company has not recorded any provision for credit losses on the B&W guarantees since the Company believes that there is sufficient collateral to protect the Company from any credit loss exposure.
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
Badcock Loan Receivable
On December 20, 2021, the Company entered into a Master Receivables Purchase Agreement (“Receivables Purchase Agreement”) with W.S. Badcock Corporation, a Florida corporation (“WSBC”), an indirect wholly owned subsidiary of Franchise Group, Inc., a Delaware corporation (“FRG”). The Company paid $400,000 in cash to WSBC for the purchase of certain consumer credit receivables of WSBC ("Badcock Receivables"), which was collateralized by the performance of the consumer credit receivables of WSBC. In connection with the Receivables Purchase Agreement, the Company entered into a Servicing Agreement (the “Servicing Agreement”) with WSBC pursuant to which WSBC will provide to the Company certain customary servicing and account management services in respect of the receivables purchased by the Company under the Receivables Purchase Agreement. In addition, subject to certain terms and conditions, FRG has agreed to guarantee the performance by WSBC of its obligations under the Receivables Purchase Agreement and the Servicing Agreement. As of June 30, 2022 and December 31, 2021, the principal outstanding for the Badcock Receivables was $309,355 and $400,000, respectively, and included in loans receivable, at fair value on the condensed consolidated balance sheets.
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

As of June 30, 2022 and December 31, 2021, the Company’s securities and other investments owned and securities sold not yet purchased at fair value consisted of the following securities:

	June 30, 2022	December 31, 2021
Securities and other investments owned:
Equity securities	$1,055,379	$1,444,474
Corporate bonds	8,231	7,632
Other fixed income securities	2,321	2,606
Partnership interests and other	78,965	77,383
	$1,144,896	$1,532,095

Securities sold not yet purchased:
Equity securities	$226	$20,302
Corporate bonds	2,093	6,327
Other fixed income securities	3,084	1,994
	$5,403	$28,623
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
The Company’s securities and other investments owned and securities sold and not yet purchased are comprised of common and preferred stocks and warrants, corporate bonds, and investments in partnerships. Investments in common stocks that are based on quoted prices in active markets are included in Level 1 of the fair value hierarchy. The Company also holds loans receivable valued at fair value, nonpublic common and preferred stocks and warrants for which there is little or no public market and fair value is determined by management on a consistent basis. For investments where little or no public market exists, management’s determination of fair value is based on the best available information which may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration various factors including earnings history, financial condition, recent sales prices of the issuer’s securities and liquidity risks. These investments are included in Level 3 of the fair value hierarchy. Investments in partnership interests include investments in private equity partnerships that primarily invest in equity securities, bonds, and direct lending funds. The Company also invests in priority investment funds and the underlying securities held by these funds are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. The Company’s partnership and investment fund interests are valued based on the Company’s proportionate share of the net assets of the partnerships and funds; the value for these investments is derived from the most recent statements received from the general partner or fund administrator. These partnership and investment fund interests are valued at net asset value (“NAV”) in accordance with ASC 820 - Fair Value Measurements. As of June 30, 2022 and December 31, 2021, partnership and investment fund interests valued at NAV of $78,965 and $77,383, respectively, are included in securities and other investments owned in the accompanying condensed consolidated balance sheets.

Securities and other investments owned also include investments in nonpublic entities that do not have a readily determinable fair value and do not report NAV per share. These investments are accounted for using a measurement alternative under which they are measured at cost and adjusted for observable price changes and impairments. Observable price changes result from, among other things, equity transactions for the same issuer executed during the reporting period, including subsequent equity offerings or other reported equity transactions related to the same issuer. For these transactions to be considered observable price changes of the same issuer, we evaluate whether these transactions have similar rights and obligations, including voting rights, distribution preferences, conversion rights, and other factors, to the investments we hold. Any investments adjusted to their fair value by applying the measurement alternative are disclosed as nonrecurring fair value measurements, including the level in the fair value hierarchy that was used. As of June 30, 2022 and December 31, 2021, investments in nonpublic entities valued using a measurement alternative of $84,280 and $59,745, respectively, are included in securities and other investments owned in the accompanying condensed consolidated balance sheets.
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
The Company has warrant liabilities related to warrants of the SPAC’s that are held by investors in BRPM 150 and BRPM 250. The warrants are accounted for as liabilities in accordance with ASC 815 - Derivatives and Hedging and are measured at fair value at inception and on a recurring basis using quoted prices in over-the-counter markets. Warrant liabilities are included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets in the amount of $3,737 and $12,938 as of June 30, 2022 and December 31, 2021, respectively. Changes in fair value of warrants are included within change in fair value of financial instruments and other as part of other income (expense) in the condensed consolidated statements of operations. The fair value of mandatorily redeemable noncontrolling interests is determined based on the issuance of similar interests for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports and internal valuation models.

The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2022 Using
	Fair value as of June 30, 2022	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Funds held in trust account	$345,514	$345,514	$—	$—
Securities and other investments owned:
Equity securities	971,099	637,183	—	333,916
Corporate bonds	8,231	—	8,231	—
Other fixed income securities	2,321	—	2,321	—
Total securities and other investments owned	981,651	637,183	10,552	333,916
Loans receivable, at fair value	770,840	—	—	770,840
Total assets measured at fair value	$2,098,005	$982,697	$10,552	$1,104,756

Liabilities:
Securities sold not yet purchased:
Equity securities	$226	$226	$—	$—
Corporate bonds	2,093	—	2,093	—
Other fixed income securities	3,084	—	3,084	—
Total securities sold not yet purchased	5,403	226	5,177	—
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,160	—	—	4,160
Warrant liabilities	3,737	3,737	—	—
Contingent earnout	17,722	—	—	17,722
Total liabilities measured at fair value	$31,022	$3,963	$5,177	$21,882

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2021 Using
	Fair value at December 31, 2021	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Funds held in trust account	$345,024	$345,024	$—	$—
Securities and other investments owned:
Equity securities	1,384,729	1,007,180	—	377,549
Corporate bonds	7,632	—	7,632	—
Other fixed income securities	2,606	—	2,606	—
Total securities and other investments owned	1,394,967	1,007,180	10,238	377,549
Loans receivable, at fair value	873,186	—	—	873,186
Total assets measured at fair value	$2,613,177	$1,352,204	$10,238	$1,250,735

Liabilities:
Securities sold not yet purchased:
Equity securities	$20,302	$20,302	$—	$—
Corporate bonds	6,327	—	6,327	—
Other fixed income securities	1,994	—	1,994	—
Total securities sold not yet purchased	28,623	20,302	8,321	—
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,506	—	—	4,506
Warrant liabilities	12,938	12,938	—	—
Total liabilities measured at fair value	$46,067	$33,240	$8,321	$4,506
As of June 30, 2022 and December 31, 2021, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $1,104,756 and $1,250,735, respectively, or 18.8% and 21.4%, respectively, of the Company’s total assets. In determining the fair value for these Level 3 financial assets, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity.
The following table summarizes the significant unobservable inputs in the fair value measurement of Level 3 financial assets and liabilities by category of investment and valuation technique as of June 30, 2022:

	Fair value at June 30, 2022	Valuation Technique	Unobservable Input	Range	Weighted Average
Assets:
Equity securities	$266,927	Market approach	Multiple of EBITDA	1.75x - 10.50x	6.39x
			Multiple of PV-10	0.33x	0.33x
			Multiple of Sales	1.00x	1.00x
			Market price of related security	$9.90 - $24.16	$14.18
	64,691	Discounted cash flow	Market interest rate	17.8%	17.8%
	2,298	Option pricing model	Annualized volatility	30.0% - 678.0%	137.5%
Loans receivable at fair value	770,840	Discounted cash flow	Market interest rate	6.0% - 28.3%	20.9%
Total level 3 assets measured at fair value	$1,104,756

Liabilities:
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$4,160	Market approach	Operating income multiple	6.0x	6.0x
Contingent earnout	17,722	Discounted cash flow	EBITDA volatility	80.0%	80.0%
Total level 3 liabilities measured at fair value	$21,882
The changes in Level 3 fair value hierarchy during the six months ended June 30, 2022 and 2021 were as follows:

	Level 3 Balance at Beginning of Year	Level 3 Changes During the Period				Level 3 Balance at End of Period
		Fair Value Adjustments	Relating to Undistributed Earnings	Purchases, Sales and Settlements	Transfer in and/or out of Level 3
Six Months Ended June 30, 2022
Equity securities	$377,549	$(24,047)	$—	$18,423	$(38,009)	$333,916
Loans receivable at fair value	873,186	(47)	5,373	(66,835)	(40,837)	770,840
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,506	—	468	(814)	—	4,160
Contingent earnout	—	(4,500)	—	22,222	—	17,722

Six Months Ended June 30, 2021
Equity securities	$149,292	$53,074	$—	$119,745	$(3,613)	$318,498
Loans receivable at fair value	390,689	10,141	4,473	(135,008)	—	270,295
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,700	—	(595)	—	—	4,105

The amount reported in the table above during the six months ended June 30, 2022 and 2021 included the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis. The carrying amounts reported in the condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value based on the short-term maturity of these instruments.
As of June 30, 2022 and December 31, 2021, the senior notes payable had a carrying amount of $1,644,678 and $1,606,560, respectively, and fair value of $1,544,036 and $1,661,189, respectively. The carrying amount of the term loans approximates fair value because the effective yield of such instruments are consistent with current market rates of interest for instruments of comparable credit risk.
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
The following table presents information on the assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of June 30, 2022. These investments were measured due to an observable price change or impairment during the six months ended June 30, 2022.

	Fair Value Measurement Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of June 30, 2022
Investments in nonpublic entities that do not report NAV	$16,387	$—	$15,737	$650
(o) Derivative and Foreign Currency Translation
The Company periodically uses derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain loans receivable and Auction and Liquidation engagements with operations outside the United States. As of June 30, 2022, there were no forward exchange contracts outstanding. As of December 31, 2021, 6,000€ forward exchange contracts were outstanding.
The forward exchange contracts were entered into to improve the predictability of cash flows related to a retail store liquidation engagement and a loan receivable. The net gain from forward exchange contracts was zero and $363 during the three months ended June 30, 2022 and 2021, respectively, and $68 and $673 during the six months ended June 30, 2022 and 2021, respectively. This amount was reported as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.
The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. Transaction gain was $834 and loss was $390 during the three months ended June 30, 2022 and 2021, respectively, and gains were $1,130 and $166 during the six months ended June 30, 2022 and 2021, respectively. These amounts were included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.
As disclosed in Note 2(s) below, the Company has consolidated two VIE’s, BRPM 150 and BRPM 250, which have outstanding warrants that were issued in their respective initial public offerings. The warrants have been recorded as a liability since the warrants contain a provision to be settled in cash in the event of a qualifying cash tender offer, which is outside the control of the Company, for both BRPM 150 and BRPM 250. The outstanding warrants are considered derivative instruments with the warrant liability measured at fair value at each reporting date until exercised, with changes in fair value reported in other income in the condensed consolidated statements of operations. As of June 30, 2022 and December 31, 2021, the warrant liability totaled $3,737 and $12,938, respectively, which was included in accrued expenses and other liabilities in the condensed consolidated balance sheet.
(p) Redeemable Noncontrolling Interests in Equity of Subsidiaries
The Company records redeemable noncontrolling interests in equity of subsidiaries to reflect the economic interests of the class A ordinary shareholders in BRPM 150 and BRPM 250 sponsored SPACs and the 20% noncontrolling interest of Lingo. These interests are presented as redeemable noncontrolling interests in equity of subsidiaries within the condensed consolidated balance sheet, outside of the permanent equity section. The class A ordinary shareholders of BRPM 150 and BRPM 250 have redemption rights that are considered to be outside of the Company’s control. The operating agreement with Lingo has provisions which result in the noncontrolling interest being accounted for as temporary equity. The total redeemable noncontrolling interest of Lingo amounted to $7,284 at June 30, 2022 and includes $127 of net losses, which is reflected in net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests in the condensed consolidated statement of operations. As of June 30, 2022 and December 31, 2021, the total carrying amount of the redeemable noncontrolling interests in equity of subsidiaries was $352,894 and $345,000, respectively. Remeasurements to the redemption value of the redeemable noncontrolling interest in equity of subsidiaries are recorded within retained earnings.
(q) Equity Investment
As of June 30, 2022 and December 31, 2021, equity investments of $43,235 and $39,190, respectively, were included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheets. The Company’s share of earnings or losses from equity method investees was included in income from equity investments in the accompanying condensed consolidated statements of operations.
bebe stores, inc.
As of June 30, 2022 and December 31, 2021, the Company had a 40.1% ownership interest in bebe stores, inc. (“bebe”). In December 2021, the Company purchased an additional 71,970 shares of newly issued common stock of bebe for $612 and increased its ownership interest from 39.5% to 40.1%. The equity ownership in bebe was accounted for under the equity method of accounting and was included in prepaid expenses and other assets in the condensed consolidated balance sheets.
Other Equity Investments
The Company had other equity investments over which the Company exercises significant influence but which did not meet the requirements for consolidation. The equity ownership in these other investments was accounted for under the equity method of accounting and was included in prepaid expenses and other assets in the condensed consolidated balance sheets.
(r) Supplemental Non-cash Disclosures
During the six months ended June 30, 2022, non-cash investing activities included $20,320 in issuance of the Company's common stock as part of the purchase price consideration from the FocalPoint acquisition and $22,661 in seller financing for deferred cash consideration, the conversion of $17,500 of debt owed by Lingo to equity, and the repayment of loans receivable in the amount of $850 with equity securities. During the six months ended June 30, 2021, non-cash investing activities included the repayment of a loan receivable in full in the amount of $133,453 with equity securities. In addition, $35,000 of loans receivable were exchanged for $35,000 of newly issued debt securities and a $36,000 note receivable was issued for the sale of equity securities to a third party.

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
The Company, through its subsidiary, National Holdings Corporation (“National”), has entered into agreements to provide investment banking and advisory services to numerous investment funds (the “Funds”) that are considered VIEs under the accounting guidance.
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
Placement agent fees attributable to such arrangements during the six months ended June 30, 2022 and 2021 were $12,088 and $25,382, respectively, and are included in services and fees in the condensed consolidated statements of operations.
The carrying value of the Company’s investments in the VIEs that were not consolidated is shown below.

	June 30, 2022	December 31, 2021
Securities and other investments owned, at fair value	$30,968	$27,445
Loans receivable, at fair value	76,995	205,265
Other assets	2,855	4,956
Maximum exposure to loss	$110,818	$237,666
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
On July 19, 2022, BRPM 150 completed a business combination with FaZeClan Holdings, Inc. (“Faze Holdings”) in a reverse merger transaction resulting in BRPM 150 no longer being a VIE of the Company and no longer be included in the consolidated group of the Company. In connection with the de-consolidation of BRPM 150 subsequent to June 30, 2022, among other items, prepaid expenses and other assets decreased by $172,762 related to funds held in a trust account and redeemable noncontrolling interests in equity of subsidiaries decreased by $172,500.
(t) Recent Accounting Standards
Not yet adopted
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820). This update clarifies that a contractual restriction on the sale of an equity security is a characteristic of the reporting entity holding the equity security and is not included in the equity security's unit of account. Therefore, a contractual sale restriction should not be considered when measuring an equity security's fair value. The update also prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. Specific disclosures related to equity securities subject to contractual sale restrictions are required and include the fair value of such equity securities on the balance sheet, the nature and remaining duration of the corresponding restrictions, and any circumstances that could cause a lapse in the restrictions. The amendments in this update are effective for the Company for fiscal periods beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. Investment companies as defined by Topic 946 should apply the amendments in this update to an equity security with a contract containing a sale restriction that was executed or modified on or after the date of adoption. For an equity security with a contract containing a sale restriction that was executed before the date of adoption, investment companies should continue to account for the equity security under their historical accounting policy for measuring such securities until the contractual restrictions expire or are modified. The Company has not yet adopted this update and is currently evaluating the effect, if any, this new standard will have on its financial position and results of operations.
Recently adopted
In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provided optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate (“LIBOR”). The amendments applied only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which refined the scope of Topic 848 through optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships. The Company adopted the ASU effective January 1, 2022. The impact of adopting the ASU was immaterial to the consolidated results of operations, cash flows, financial position, and disclosures.
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

NOTE 3 — RESTRUCTURING CHARGE
The Company had no restructuring charges during the three and six months ended June 30, 2022 and 2021. The following tables summarize the changes in accrued restructuring charge during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$599	$702	$624	$727
Cash paid	(28)	(29)	(55)	(57)
Non-cash items	3	3	5	6
Balance, end of period	$574	$676	$574	$676
NOTE 4 — SECURITIES LENDING
The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of June 30, 2022 and December 31, 2021:

	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets (1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the consolidated balance sheets but eligible for offsetting upon counterparty default(2)	Net amounts
As of June 30, 2022
Securities borrowed	$2,414,074	$—	$2,414,074	$2,414,074	$—
Securities loaned	$2,414,201	$—	$2,414,201	$2,414,201	$—
As of December 31, 2021
Securities borrowed	$2,090,966	$—	$2,090,966	$2,090,966	$—
Securities loaned	$2,088,685	$—	$2,088,685	$2,088,685	$—
_________________________
(1)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)Includes the amount of cash collateral held/posted.
NOTE 5 — ACCOUNTS RECEIVABLE
The components of accounts receivable, net, include the following:

	June 30, 2022	December 31, 2021
Accounts receivable	$45,339	$39,045
Investment banking fees, commissions and other receivables	10,369	14,286
Total accounts receivable	55,708	53,331
Allowance for doubtful accounts	(2,773)	(3,658)
Accounts receivable, net	$52,935	$49,673

Additions and changes to the allowance for doubtful accounts consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$3,103	$3,526	$3,658	$3,599
Add: Additions to reserve	871	353	1,276	755
Less: Write-offs	(1,209)	(320)	(2,169)	(821)
Less: Recovery	8	6	8	32
Balance, end of period	$2,773	$3,565	$2,773	$3,565
NOTE 6 — PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consist of the following:

	June 30, 2022	December 31, 2021
Funds held in trust account	$345,514	$345,024
Equity investments	43,235	39,190
Prepaid expenses	13,259	14,965
Unbilled receivables	16,491	12,315
Other receivables	46,533	40,483
Other assets	15,244	11,525
Prepaid expenses and other assets	$480,276	$463,502
Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based contracts in the Auction and Liquidation segment, mobile handsets in the Principal Investments – Communications and Other segment, and consulting related engagements in the Financial Consulting segment.
NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill was $394,331 and $250,568 as of June 30, 2022 and December 31, 2021, respectively.
The changes in the carrying amount of goodwill during the six months ended June 30, 2022, resulting primarily from the acquisition of FocalPoint in the Capital Markets segment and Lingo in the Principal Investments – Communications and Other segment (as previously discussed in Note 1), were as follows:

	Capital Markets Segment	Wealth Management Segment	Auction and Liquidation Segment	Financial Consulting Segment	Principal Investments- Communications and Other Segment	Total
Balance as of December 31, 2021	$51,338	$51,195	$1,975	$23,680	$122,380	$250,568
Goodwill acquired during the period:
Acquisition of other businesses	110,512	—	—	—	33,251	143,763
Balance as of June 30, 2022	$161,850	$51,195	$1,975	$23,680	$155,631	$394,331
Intangible assets consisted of the following:

		As of June 30, 2022			As of December 31, 2021
	Useful Life	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Customer relationships	0.1 to 13 Years	$184,949	$(70,766)	$114,183	$130,801	$(59,671)	$71,130
Domain names	7 years	185	(156)	29	185	(143)	42
Advertising relationships	8 years	100	(75)	25	100	(69)	31
Internally developed software and other intangibles	0.5 to 5 Years	21,855	(10,494)	11,361	15,275	(8,820)	6,455
Trademarks	3 to 10 Years	22,069	(2,621)	19,448	6,369	(1,652)	4,717
Total		229,158	(84,112)	145,046	152,730	(70,355)	82,375

Non-amortizable assets:
Tradenames		125,276	—	125,276	125,276	—	125,276
Total intangible assets		$354,434	$(84,112)	$270,322	$278,006	$(70,355)	$207,651
Amortization expense was $6,940 and $5,134 during the three months ended June 30, 2022 and 2021, respectively, and $13,756 and $11,020 during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, estimated future amortization expense was $14,825, $23,934, $19,814, $15,346, and $14,530 for the years ended December 31, 2022 (remaining six months), 2023, 2024, 2025 and 2026, respectively. The estimated future amortization expense after December 31, 2026 was $56,597.
NOTE 8 — NOTES PAYABLE
Asset Based Credit Facility
The Company is party to a credit agreement (as amended, the “Credit Agreement”) governing its asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) with a maximum borrowing limit of $200,000 and a maturity date of April 20, 2027. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(d) in the Annual Report on Form 10-K. All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The interest rate for each revolving credit advance under the Credit Agreement is subject to certain terms and conditions, equal to the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility provides for success fees in the amount of 1.0% to 10.0% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. The credit facility also provides for funding fees in the amount of 0.05% to 0.20% of the aggregate principal amount of all credit advances and letters of credit issued in connection with a liquidation sale. Interest expense totaled $39 and $108 during the three months ended June 30, 2022 and 2021, respectively, and $147 and $216 during the six months ended June 30, 2022 and 2021, respectively. There was no outstanding balance on this credit facility as of June 30, 2022 and December 31, 2021. As of June 30, 2022, there were no open letters of credit outstanding.
The Company is in compliance with all financial covenants in the asset based credit facility as of June 30, 2022.
Other Notes Payable
As of June 30, 2022 and December 31, 2021, the outstanding balance for the other notes payable was $23,186 and $22,891, respectively. Interest expense was $295 and $5 during the three months ended June 30, 2022 and 2021, respectively, and $527 and $12 during the six months ended June 30, 2022 and 2021, respectively. Notes payable consisted of additional deferred cash consideration owed to the sellers of FocalPoint as of June 30, 2022. Notes payable to a clearing organization for one of the Company’s broker dealers, which accrued interest at the prime rate plus 2.0%, matured on January 31, 2022 and was repaid during the six months ended June 30, 2022.
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

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit the Company’s, the Primary Guarantor’s, the Borrower’s, and the Borrower’s subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests. In addition, the Credit Agreement contains a financial covenant that requires the Company to maintain operating earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of at least $135,000 and the Primary Guarantor to maintain net asset value of at least $1,100,000. The Credit Agreement contains customary events of default, including with respect to a failure to make payments under the credit facilities, cross-default, certain bankruptcy and insolvency events and customary change of control events.
Commencing on September 30, 2022, the Term Loan Facility and Incremental Facility will amortize in equal quarterly installments of 1.25% of the aggregate principal amount of the term loan as of the closing date with the remaining balance due at final maturity. Quarterly installments from September 30, 2022 to March 31, 2025 are in the amount of $3,750 per quarter.
As of June 30, 2022 and December 31, 2021, the outstanding balances on the Term Loan Facility and Incremental Facility were $293,676 (net of unamortized debt issuance costs of $6,324) and $292,650 (net of unamortized debt issuance costs of $7,350), respectively. Interest on the term loan during the three months ended June 30, 2022 and 2021 was $4,735 (including amortization of deferred debt issuance costs of $516) and $236 (including amortization of deferred debt issuance costs of $30), respectively. Interest on the term loan during the six months ended June 30, 2022 and 2021 was $8,837 (including amortization of deferred debt issuance costs of $1,025) and $236 (including amortization of deferred debt issuance costs of $30), respectively. The interest rate on the term loan as of June 30, 2022 and December 31, 2021 was 6.65% and 4.72%, respectively.
The Company had an outstanding balance of $80,000 under the Revolving Credit Facility as of June 30, 2022 and December 31, 2021. Interest on the revolving facility during the three and six months ended June 30, 2022 was $1,227 (including amortization of deferred financing costs of $145) and $2,327 (including amortization of deferred financing costs of $288), respectively. The unused commitment fee on the revolving facility for the three and six months ended June 30, 2021 was $30 (including amortization of deferred financing costs of $13). The interest rate on the revolving facility as of June 30, 2022 and December 31, 2021 was 6.13% and 4.67%, respectively.
The Company is in compliance with all financial covenants in the Credit Agreement as of June 30, 2022.
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
Through a series of amendments, including the most recent Fourth Amendment to the BRPAC Credit Agreement (the “Fourth Amendment”) on June 21, 2022, the Borrowers, the Secured Guarantors, the Agent and the Closing Date Lenders agreed to the following, among other things: (i) the Lenders agreed to make a new $75,000 term loan to the Borrowers, the proceeds of which the Borrowers’ used to repay the outstanding principal amount of the existing terms loans and optional loans and will use for other general corporate purposes, (ii) a new applicable margin level of 3.50% was established as set forth from the date of the Fourth Amendment, (iii) Marconi Wireless Holdings, LLC was added to the Borrowers, (iv) the maturity date of the term loan was set to June 30, 2027, and (v) the Borrowers were permitted to make certain distributions to the parent company of the Borrowers.
The borrowings under the amended BRPAC Credit Agreement bear interest equal to the SOFR rate plus a margin of 2.75% to 3.50% per annum, depending on the Borrowers’ consolidated total funded debt ratio as defined in the BRPAC Credit Agreement. As of June 30, 2022 and December 31, 2021, the interest rate on the BRPAC Credit Agreement was 4.66% and 3.17%, respectively.
Principal outstanding under the Amended BRPAC Credit Agreement is due in quarterly installments. Quarterly installments from September 30, 2022 to December 31, 2022 are in the amount of $2,813 per quarter, from March 31, 2023 to December 31, 2023 are in the amount of $4,688 per quarter, from March 31, 2024 to December 31, 2026 are in the amount of $3,750 per quarter, on March 31, 2027 is in the amount of $2,813, and the remaining principal balance is due at final maturity on June 30, 2027.
As of June 30, 2022 and December 31, 2021, the outstanding balance on the term loan was $74,140 (net of unamortized debt issuance costs of $860) and $53,735 (net of unamortized debt issuance costs of $582), respectively. Interest expense on the term loan during the three months ended June 30, 2022 and 2021 was $578 (including amortization of deferred debt issuance costs of $99) and $663 (including amortization of deferred debt issuance costs of $77), respectively. Interest expense on the term loan during the six months ended June 30, 2022 and 2021 was $1,080 (including amortization of deferred debt issuance costs of $171) and $1,377 (including amortization of deferred debt issuance costs of $157), respectively.
The Company is in compliance with all financial covenants in the BRPAC Credit Agreement as of June 30, 2022.
NOTE 10 — SENIOR NOTES PAYABLE
Senior notes payable, net, are comprised of the following:

	June 30, 2022	December 31, 2021
6.750% Senior notes due May 31, 2024	$124,277	$111,170
6.500% Senior notes due September 30, 2026	180,224	178,787
6.375% Senior notes due February 28, 2025	145,726	144,521
6.000% Senior notes due January 31, 2028	266,058	259,347
5.500% Senior notes due March 31, 2026	217,440	214,243
5.250% Senior notes due August 31, 2028	405,483	397,302
5.000% Senior notes due December 31, 2026	324,714	322,679
	1,663,922	1,628,049
Less: Unamortized debt issuance costs	(19,144)	(21,489)
	$1,644,778	$1,606,560
During the three months ended June 30, 2022 and 2021, the Company issued $15,800 and $72,469, respectively, of senior notes, and during the six months ended June 30, 2022 and 2021, the Company issued $35,873 and $85,327, respectively, of senior notes with maturity dates ranging from May 2024 to August 2028 pursuant to At the Market

Issuance Sales Agreements with B. Riley Securities, Inc. which governs the program of at-the-market sales of the Company’s senior notes. A series of prospectus supplements were filed by the Company with the SEC in respect of the Company’s offerings of these senior notes.
As of June 30, 2022 and December 31, 2021, the total senior notes outstanding was $1,644,778 (net of unamortized debt issue costs of $19,144) and $1,606,560 (net of unamortized debt issue costs of $21,489) with a weighted average interest rate of 5.70% and 5.69%, respectively. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes totaled $24,650 and $19,970 for the three months ended June 30, 2022 and 2021, respectively, and totaled $49,072 and $38,564 for the six months ended June 30, 2022 and 2021, respectively.
Sales Agreement Prospectus to Issue Up to $250,000 of Senior Notes
The most recent sales agreement prospectus was filed by us with the SEC on January 5, 2022 (the “Sales Agreement Prospectus”) superseding the prospectus filed with the SEC on August 11, 2021, the prospectus filed with the SEC on April 6, 2021, and the prospectus filed with the SEC on January 28, 2021. This program provides for the sale by the Company of up to $250,000 of certain of the Company’s senior notes. As of June 30, 2022 and December 31, 2021, the Company had $76,038 and $111,911, respectively, remaining availability under the Sales Agreement Prospectus.
NOTE 11 — ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	June 30, 2022	December 31, 2021
Accrued payroll and related expenses	$70,955	$107,904
Dividends payable	28,514	28,486
Income taxes payable	35,459	39,776
Other tax liabilities	18,869	20,106
Contingent consideration	17,722	—
Accrued expenses	30,387	96,250
Other liabilities	43,867	51,228
Accrued expenses and other liabilities	$245,773	$343,750
Other tax liabilities primarily consist of uncertain tax positions, sales and VAT taxes payable, and other non-income tax liabilities. Accrued expenses primarily consist of accrued trade payables, investment banking payables and legal settlements. Other liabilities primarily consist of interest payables, customer deposits, and accrued legal fees.

NOTE 12 — REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue from contracts with customers by reportable segment for the three and six months ended June 30, 2022 and 2021 was as follows:

	Capital Markets Segment	Wealth Management Segment	Auction and Liquidation Segment	Financial Consulting Segment	Principal Investments - Communications and Other Segment	Brands Segment	Total
Revenues for the three months ended June 30, 2022
Corporate finance, consulting and investment banking fees	$35,473	$—	$—	$15,646	$—	$—	$51,119
Wealth and asset management fees	2,519	53,291	—	—	—	—	55,810
Commissions, fees and reimbursed expenses	11,336	3,311	2,488	8,664	—	—	25,799
Subscription services	—	—	—	—	37,809	—	37,809
Advertising, licensing and other (1)	—	—	—	—	4,724	5,174	9,898
Total revenues from contracts with customers	49,328	56,602	2,488	24,310	42,533	5,174	180,435

Interest income - Loans and securities lending	62,399	—	1,436	—	—	—	63,835
Trading (losses) gains on investments	(214,493)	1,528	—	—	—		(212,965)
Fair value adjustment on loans	(10,962)	—	—	—	—	—	(10,962)
Other	18,098	4,259	—	—	—	—	22,357
Total revenues	$(95,630)	$62,389	$3,924	$24,310	$42,533	$5,174	$42,700
(1)Includes sale of goods of $1,887 in Principal Investments - Communications and Other.

	Capital Markets Segment	Wealth Management Segment	Auction and Liquidation Segment	Financial Consulting Segment	Principal Investments - Communications and Other Segment	Brands Segment	Total
Revenues for the three months ended June 30, 2021
Corporate finance, consulting and investment banking fees	$107,224	$—	$—	$14,513	$—	$—	$121,737
Wealth and asset management fees	1,994	67,017	—	—	—	—	69,011
Commissions, fees and reimbursed expenses	11,265	18,132	4,749	9,222	—	—	43,368
Subscription services	—	—	—	—	17,255	—	17,255
Service contract revenues	—	—	784	—	—	—	784
Advertising, licensing and other (1)	—	—	11,744	—	2,391	4,501	18,636
Total revenues from contracts with customers	120,483	85,149	17,277	23,735	19,646	4,501	270,791

Interest income - Loans and securities lending	25,491	—	—	—	—	—	25,491
Trading gains on investments	30,577	2,865	—	—	—	(83)	33,359
Fair value adjustment on loans	(680)	—	—	—	—	—	(680)
Other	5,514	2,295	—		—	—	7,809
Total revenues	$181,385	$90,309	$17,277	$23,735	$19,646	$4,418	$336,770
(1)Includes sale of goods of $11,743 in Auction and Liquidation and $714 in Principal Investments - Communications and Other.

	Capital Markets Segment	Wealth Management Segment	Auction and Liquidation Segment	Financial Consulting Segment	Principal Investments - Communications and Other Segment	Brands Segment	Total
Revenues for the six months ended June 30, 2022
Corporate finance, consulting and investment banking fees	$77,146	$—	$—	$32,616	$—	$—	$109,762
Wealth and asset management fees	4,919	117,513	—	—	—	—	122,432
Commissions, fees and reimbursed expenses	23,381	16,161	5,843	17,630	—	—	63,015
Subscription services	—	—	—	—	65,622	—	65,622
Advertising, licensing and other (1)	—	—	—	—	9,575	9,731	19,306
Total revenues from contracts with customers	105,446	133,674	5,843	50,246	75,197	9,731	380,137

Interest income - Loans and securities lending	123,825	—	1,436	—	—	—	125,261
Trading (losses) gains on investments	(294,343)	2,050	—	—	—	—	(292,293)
Fair value adjustment on loans	(24)	—	—	—	—	—	(24)
Other	31,064	4,144	—	—	—	—	35,208
Total revenues	$(34,032)	$139,868	$7,279	$50,246	$75,197	$9,731	$248,289
(1)Includes sale of goods of $3,765 in Principal Investments - Communications and Other.

	Capital Markets Segment	Wealth Management Segment	Auction and Liquidation Segment	Financial Consulting Segment	Principal Investments - Communications and Other Segment	Brands Segment	Total
Revenues for the six months ended June 30, 2021
Corporate finance, consulting and investment banking fees	$254,293	$—	$—	$27,940	$—	$—	$282,233
Wealth and asset management fees	4,878	117,528	—	—	—	—	122,406
Commissions, fees and reimbursed expenses	26,809	31,600	11,807	17,204	—	—	87,420
Subscription services	—	—	—	—	34,499	—	34,499
Service contract revenues	—	—	1,085	—	—	—	1,085
Advertising, licensing and other (1)	—	—	17,835	—	5,676	8,889	32,400
Total revenues from contracts with customers	285,980	149,128	30,727	45,144	40,175	8,889	560,043

Interest income - Loans and securities lending	62,411	—	—	—	—	—	62,411
Trading (losses) gains on investments	284,354	5,221	—	—	—	—	289,575
Fair value adjustment on loans	10,046	—	—	—	—	—	10,046
Other	10,996	3,858	—	—	—	—	14,854
Total revenues	$653,787	$158,207	$30,727	$45,144	$40,175	$8,889	$936,929
(1)Includes sale of goods of $17,835 in Auction and Liquidation and $1,450 in Principal Investments - Communications and Other.
Contract Balances
The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligation(s) are satisfied. Receivables related to revenues from contracts with customers totaled $52,935 and $49,673 as of June 30, 2022 and December 31, 2021, respectively. The Company had no significant impairments related to these receivables during the three and six months ended June 30, 2022 and 2021. The Company also had $16,491 and $12,315 of unbilled receivables included in prepaid expenses and other assets as of June 30, 2022 and December 31, 2021, respectively, and advances against customer contracts included in prepaid expenses and other assets of $200 as of June 30, 2022 and December 31, 2021. The Company’s deferred revenue primarily relates to retainer and milestone fees received from corporate finance and investment banking advisory engagements, asset management agreements, financial consulting engagements, subscription services where the performance obligation has not yet been satisfied and license agreements with guaranteed minimum royalty payments and advertising/marketing fees with additional royalty revenue based on a percentage of defined sales. Deferred revenue as of June 30, 2022 and December 31, 2021 was $79,226 and $69,507, respectively. The Company expects to recognize the deferred revenue of $79,226 as of June 30, 2022 as service and fee revenues when the performance obligation is met during the years December 31, 2022 (remaining six months), 2023, 2024, 2025 and 2026 in the amount of $48,031, $12,620, $8,421, $4,792, and $2,247, respectively. The Company expects to recognize the deferred revenue of $3,115 after December 31, 2026.
During the three months ended June 30, 2022 and 2021, the Company recognized revenue of $10,055 and $9,370 that was recorded as deferred revenue at the beginning of the respective year. During the six months ended June 30, 2022 and 2021, the Company recognized revenue of $24,994 and $26,649 that was recorded as deferred revenue at the beginning of the respective year.
Contract Costs
Contract costs include: (1) costs to fulfill contracts associated with corporate finance and investment banking engagements are capitalized where the revenue is recognized at a point in time and the costs are determined to be recoverable; (2) costs to fulfill Auction and Liquidation services contracts where the Company guarantees a minimum recovery value for goods being sold at auction or liquidation where the revenue is recognized over time when the performance obligation is satisfied; and (3) commissions paid to obtain magicJack and Lingo contracts which are recognized ratably over the contract term and third party support costs for magicJack and related equipment purchased by customers which are recognized ratably over the service period.
The capitalized costs to fulfill a contract were $2,564 and $1,605 as of June 30, 2022 and December 31, 2021, respectively, and are recorded in prepaid expenses and other assets in the condensed consolidated balance sheets. During the three months ended June 30, 2022 and 2021, the Company recognized expenses of $175 and $51 related to capitalized costs to fulfill a contract, respectively. During the six months ended June 30, 2022 and 2021, the Company recognized expenses of $1,090 and $109 related to capitalized costs to fulfill a contract, respectively. There were no significant impairment charges recognized in relation to these capitalized costs during the three and six months ended June 30, 2022 and 2021.
Remaining Performance Obligations and Revenue Recognized from Past Performance
The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material as of June 30, 2022. Corporate finance and investment banking fees and retail liquidation engagement fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price as of June 30, 2022.
NOTE 13 — INCOME TAXES
The Company’s effective income tax rate was a provision of 27.8% and 26.1% for the six months ended June 30, 2022 and 2021, respectively.
As of June 30, 2022, the Company had federal net operating loss carryforwards of $48,869 and state net operating loss carryforwards of $52,548. The Company’s federal net operating loss carryforwards will expire in the tax years commencing in December 31, 2031 through December 31, 2038. The state net operating loss carryforwards will expire in the tax years commencing in December 31, 2025.
The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss, capital loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company’s net operating losses are subject to annual limitations in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of June 30, 2022, the Company believes that the existing net operating loss carryforwards will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided a valuation allowance. The Company does not believe that it is more likely than not that the Company will be able to utilize the benefits related to capital loss carryforwards and has provided a valuation allowance in the amount of $65,900 against these deferred tax assets.
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
Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net income per share were 1,757,081 and 936,727 for the three months ended June 30, 2022 and 2021, respectively, and 1,553,571 and 832,360 for the six months ended June 30, 2022 and 2021, respectively, because to do so would have been anti-dilutive.
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income attributable to B. Riley Financial, Inc.	$(140,159)	$75,676	$(150,221)	$330,332
Preferred stock dividends	(2,002)	(1,789)	(4,004)	(3,538)
Net (loss) income applicable to common shareholders	$(142,161)	$73,887	$(154,225)	$326,794

Weighted average common shares outstanding:
Basic	28,051,570	27,344,184	27,953,845	27,159,257
Effect of dilutive potential common shares:
Restricted stock units and warrants	—	1,324,281	—	1,531,187
Diluted	28,051,570	28,668,465	27,953,845	28,690,444

Basic (loss) income per common share	$(5.07)	$2.70	$(5.52)	$12.03
Diluted (loss) income per common share	$(5.07)	$2.58	$(5.52)	$11.39
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
NOTE 16 — SHARE-BASED PAYMENTS
(a) Employee Stock Incentive Plans
The 2021 Stock Incentive Plan (the “2021 Plan”) replaced the Amended and Restated 2009 Stock Incentive Plan on May 27, 2021. Share-based compensation expense for restricted stock units under the Company’s 2021 Plan was $14,159 and $8,493 for the three months ended June 30, 2022 and 2021, respectively, and $31,019 and $13,792 for the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022, in connection with employee stock incentive plans, the Company granted 555,168 restricted stock units with a grant date fair value of $31,670 and 65,000 performance based restricted stock units with a grant date fair value of $2,329. During the six months ended June 30, 2021, in connection with employee stock incentive plans, the Company granted 365,050 restricted stock units with a grant date fair value of $25,534 and 1,100,000 performance based restricted stock units with a grant date fair value of $40,876. The restricted stock units generally vest over a period of one to five years based on continued service. Performance based restricted stock units generally vest based on both the employee’s continued service and the achievement of a set threshold of the Company’s common stock price, as defined in the grant, during the two to three-year period following the grant. In determining the fair value of restricted stock units on the grant date, the fair value is adjusted for (a) estimated forfeitures, (b) expected dividends based on historical patterns and the Company’s anticipated dividend payments over the expected holding period and (c) the risk-free interest rate based on U.S. Treasuries for a maturity matching the expected holding period.

(b) Employee Stock Purchase Plan
In connection with the Company’s Employee Stock Purchase Plan ("Purchase Plan"), share based compensation was $43 and $115 for the three months ended June 30, 2022 and 2021, respectively, and $196 and $342 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, there were 398,442 and 450,717 shares reserved for issuance under the Purchase Plan, respectively.
(c) Common Stock
Since October 30, 2018, the Company’s Board of Directors has authorized annual share repurchase programs of up to $50,000 of its outstanding common shares. All share repurchases were effected on the open market at prevailing market prices or in privately negotiated transactions. During the six months ended June 30, 2022 and 2021, the Company did not repurchase shares of its common stock. The shares repurchased under the program are retired. On October 25, 2021, the share repurchase program was reauthorized by the Board of Directors for share repurchases up to $50,000 of its outstanding common shares and expires in October 2022.
(d) Preferred Stock
During the six months ended June 30, 2022 and 2021, the Company issued 19,659 and 76,417 depository shares of the Series A Preferred Stock, respectively. There were 2,834,144 and 2,814,485 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively. Total liquidation preference for the Series A Preferred Stock as of June 30, 2022 and December 31, 2021, was $70,854 and $70,362, respectively. Dividends on the Series A preferred paid during the six months ended June 30, 2022 and 2021, were $0.4296875 per depository share.
During the six months ended June 30, 2022 and 2021, the Company issued 3,941 and 228,477 depository shares of the Series B Preferred Stock. There were 1,701,075 and 1,697,134 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively. Total liquidation preference for the Series B Preferred Stock as of June 30, 2022 and December 31, 2021, was $42,527 and $42,428, respectively. Dividends on the Series B preferred paid during the six months ended June 30, 2022 and 2021, were $0.4609375 per depository share.
NOTE 17 — NET CAPITAL REQUIREMENTS
B. Riley Securities (“BRS”), B. Riley Wealth Management (“BRWM”), National Securities Corporation (“NSC”) and FocalPoint Securities, LLC ("FocalPoint"), the Company’s broker-dealer subsidiaries, are registered with the SEC as broker-dealers and members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company’s broker-dealer subsidiaries are subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of June 30, 2022, BRS had net capital of $150,415, which was $146,305 in excess of required minimum net capital of $4,110; BRWM had net capital of $10,699, which was $10,029 in excess of required minimum net capital of $670; NSC had net capital of $363 which was $113 in excess of required minimum net capital of $250; and FocalPoint had net capital of $513 which was $271 in excess of the required minimum net capital of $242.
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
As of June 30, 2022, amounts due from related parties of $645 included $625 from the Funds for management fees and other operating expenses. As of December 31, 2021, amounts due from related parties of $2,306 included $621 from the Funds for management fees and other operating expenses, and $1,635 due from CA Global Partners (“CA Global”) for operating expenses related to wholesale and industrial liquidation engagements managed by CA Global on behalf of GA Global Partners.

No interest expense was recorded related to loan participations sold to BRC Partners Opportunity Fund, LP (“BRCPOF”), a private equity fund managed by one of the Company's subsidiaries, during the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, the Company recorded interest expense of $133 and $479 related to loan participations sold to BRCPOF. No commission income was recorded from introducing trades on behalf of BRCPOF during the three and six months ended June 30, 2022, respectively. The Company recorded commission income of $92 and $422 from introducing trades on behalf of BRCPOF during the three and six months ended June 30, 2021. Our executive officers and members of our board of directors have a 48.1% financial interest, which includes a financial interest of Bryant Riley, our Co-Chief Executive Officer, of 27.3% in BRCPOF as of June 30, 2022.
In June 2020, the Company entered into an investment advisory services agreement with Whitehawk Capital Partners, L.P. (“Whitehawk”), a limited partnership controlled by Mr. J. Ahn, who is the brother of Phil Ahn, the Company’s Chief Financial Officer and Chief Operating Officer. Whitehawk has agreed to provide investment advisory services for two of the funds, GACP I, L.P. and GACP II, L.P. During the three months ended June 30, 2022 and 2021, management fees paid for investment advisory services by Whitehawk was $94 and $236, respectively, and during the six months ended June 30, 2022 and 2021 management fees paid was $1,173 and $1,446, respectively.
The Company periodically participates in loans and financing arrangements for which the Company has an equity ownership and representation on the board of directors (or similar governing body). The Company may also provide consulting services or investment banking services to raise capital for these companies. These transactions can be summarized as follows:
Babcock and Wilcox
During the three months ended June 30, 2022 and 2021, the Company earned $11 and $1,710, respectively, of underwriting and financial advisory and other fees from B&W in connection with B&W’s capital raising activities. During the six months ended June 30, 2022 and 2021, the Company earned $64 and $12,348, respectively, of underwriting and financial advisory and other fees from B&W in connection with B&W’s capital raising activities.
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
The Arena Group Holdings, Inc. (fka the Maven, Inc.)
The Company has loans receivable due from The Arena Group Holdings, Inc. (fka the Maven, Inc.) ("Arena") included in loans receivable, at fair value with a fair value of $68,047 and $69,835 as of June 30, 2022 and December 31, 2021, respectively. Interest on these loans is payable at 10% per annum with maturity dates through December 2023. During the three and six months ended June 30, 2022, the Company earned $2 and $2,023, respectively, in underwriting and financial advisory and other fees from Arena in connection with Arena's capital raising activities.
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

Faze Clan

On March 9, 2022, the Company lent $10,000 to Faze Clan, Inc. (“Faze”) pursuant to a bridge credit agreement (the “Bridge Agreement”). On April 25, 2022, the Company lent an additional $10,000 pursuant to the Bridge Agreement. All principal and accrued interest pursuant to the Bridge Agreement was repaid upon closing of Faze’s business combination (the “Business Combination”) with BRPM 150, which following the Business Combination changed its name to Faze

Holdings. As a result of the Business Combination, BRPM 150 is no longer a VIE of the Company. On July 19, 2022, in connection with the Business Combination, the Company purchased 5,342,500 shares of Faze Holdings Class A common stock for $10.00 per share.

Other
As of June 30, 2022 and December 31, 2021, the Company had loans receivable due from other related parties in the amount of $500 and $4,201, respectively.
The Company often provides consulting or investment banking services to raise capital for companies in which the Company has significant influence through equity ownership, representation on the board of directors (or similar governing body), or both. Other than the fees described above, during the three months ended June 30, 2022 and 2021, the Company earned $2,156 and $1,234, respectively, of fees related to these services and during the six months ended June 30, 2022 and 2021, the Company earned $4,036 and $2,957, respectively, of fees related to these services.
NOTE 19 — BUSINESS SEGMENTS
The Company’s business is classified into the Capital Markets segment, Wealth Management segment, Auction and Liquidation segment, Financial Consulting segment, Principal Investments — Communications and Other segment, and Brands segment. These reportable segments are all distinct businesses, each with a different marketing strategy and management structure. In 2022, the segment results in the Capital Markets segment include the operations of FocalPoint and the segment results in the Principal Investments – Communications and Other segment include the operations from Lingo (as previously discussed in Note 1) in each case from the date of acquisition
The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Capital Markets segment:
Revenues - Services and fees	$67,426	$125,997	$136,510	$296,976
Trading (loss) income and fair value adjustments on loans	(225,455)	29,897	(294,367)	294,400
Interest income - Loans and securities lending	62,399	25,491	123,825	62,411
Total revenues	(95,630)	181,385	(34,032)	653,787
Selling, general and administrative expenses	(45,865)	(65,473)	(79,982)	(151,613)
Interest expense - Securities lending and loan participations sold	(14,544)	(10,983)	(26,310)	(30,172)
Depreciation and amortization	(2,204)	(247)	(4,097)	(1,012)
Segment (loss) income	(158,243)	104,682	(144,421)	470,990
Wealth Management segment:
Revenues - Services and fees	60,861	87,444	137,818	152,986
Trading income and fair value adjustments on loans	1,528	2,865	2,050	5,221
Total revenues	62,389	90,309	139,868	158,207
Selling, general and administrative expenses	(68,394)	(88,702)	(154,136)	(150,174)
Depreciation and amortization	(1,308)	(2,340)	(3,141)	(4,739)
Segment (loss) income	(7,313)	(733)	(17,409)	3,294
Auction and Liquidation segment:
Revenues - Services and fees	2,488	5,534	5,843	12,892
Revenues - Sale of goods	—	11,743	—	17,835
Interest income - Loans and securities lending	1,436	—	1,436	—
Total revenues	3,924	17,277	7,279	30,727

Direct cost of services	(1,296)	(7,540)	(3,631)	(14,120)
Cost of goods sold	—	(3,105)	—	(7,579)
Selling, general and administrative expenses	(2,177)	(3,077)	(3,997)	(4,566)
Segment income (loss)	451	3,555	(349)	4,462
Financial Consulting segment:
Revenues - Services and fees	24,310	23,735	50,246	45,144
Selling, general and administrative expenses	(19,948)	(19,471)	(40,891)	(37,460)
Depreciation and amortization	(78)	(89)	(159)	(187)
Segment income	4,284	4,175	9,196	7,497
Principal Investments - Communications and Other segment:
Revenues - Services and fees	40,646	18,932	71,432	38,725
Revenues - Sale of goods	1,887	714	3,765	1,450
Total revenues	42,533	19,646	75,197	40,175
Direct cost of services	(16,489)	(4,554)	(25,805)	(9,296)
Cost of goods sold	(1,994)	(521)	(4,245)	(1,373)
Selling, general and administrative expenses	(12,808)	(4,768)	(21,836)	(9,638)
Depreciation and amortization	(3,595)	(2,528)	(6,820)	(5,062)
Segment income	7,647	7,275	16,491	14,806
Brands segment:
Revenues - Services and fees	5,174	4,501	9,731	8,889
Trading loss and fair value adjustments on loans	—	(83)	—	—
Total revenues	5,174	4,418	9,731	8,889
Selling, general and administrative expenses	(818)	(690)	(1,574)	(1,366)
Depreciation and amortization	(583)	(715)	(1,166)	(1,429)
Segment income	3,773	3,013	6,991	6,094
Consolidated operating (loss) income from reportable segments	(149,401)	121,967	(129,501)	507,143

Corporate and other expenses	(9,358)	(11,822)	(24,536)	(24,020)
Interest income	500	56	567	105
Change in fair value of financial instruments and other	4,321	6,509	10,302	6,509
(Loss) income from equity investments	(3,399)	(852)	3,376	23
Interest expense	(31,764)	(20,856)	(62,200)	(40,642)
(Loss) income before income taxes	(189,101)	95,002	(201,992)	449,118
Benefit from (provision for) income taxes	52,513	(19,902)	56,208	(117,420)
Net (loss) income	(136,588)	75,100	(145,784)	331,698
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	3,571	(576)	4,437	1,366
Net (loss) income attributable to B. Riley Financial, Inc.	(140,159)	75,676	(150,221)	330,332
Preferred stock dividends	2,002	1,789	4,004	3,538
Net (loss) income available to common shareholders	$(142,161)	$73,887	$(154,225)	$326,794

The following table presents revenues by geographical area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Revenues - Services and fees:
North America	$197,648	$265,097	$406,370	$554,082
Europe	3,257	1,046	5,210	1,530
Total Revenues - Services and fees	200,905	266,143	$411,580	$555,612

Trading income (losses) and fair value adjustments on loans
North America	(223,927)	32,679	$(292,317)	$299,621

Revenues - Sale of goods
North America	1,887	709	$3,765	$7,537
Europe	—	11,748	—	11,748
Total Revenues - Sale of goods	1,887	12,457	$3,765	$19,285

Revenues - Interest income - Loans and securities lending:
North America	63,835	25,491	$125,261	$62,411

Total Revenues:
North America	39,443	323,976	$243,079	$923,651
Europe	3,257	12,794	5,210	13,278
Total Revenues	$42,700	$336,770	$248,289	$936,929
As of June 30, 2022 and December 31, 2021, long-lived assets, which consist of property and equipment and other assets, of $14,182 and $12,870, respectively, were located in North America.
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

The revision to the accompanying unaudited condensed consolidated statements of cash flows are as follows:

	Six Months Ended June 30, 2021
	As Previously Reported	Adjustments	As Revised
Statement of Cash Flows
Cash flows from investing activities:
Investment of subsidiaries initial public offering proceeds into trust account	$—	$(345,000)	$(345,000)
Net cash used in investing activities	$(13,722)	$(345,000)	$(358,722)

Cash flows from financing activities:
Proceeds from initial public offering of subsidiaries	$—	$345,000	$345,000
Net cash provided by financing activities	$356,051	$345,000	$701,051

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
Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: volatility in our revenues and results of operations; changing conditions in the financial markets; our ability to generate sufficient revenues to achieve and maintain profitability; our exposure to credit risk; the short term nature of our engagements; the accuracy of our estimates and valuations of inventory or assets in “guarantee” based engagements; competition in the asset management business; potential losses related to our auction or liquidation engagements; our dependence on communications, information and other systems and third parties; potential losses related to purchase transactions in our auction and liquidations business; the potential loss of financial institution clients; potential losses from or illiquidity of our proprietary investments; changing economic and market conditions, including increasing inflation and actions by the Federal Reserve to address inflation; the continuing effects of the COVID-19 pandemic, or other pandemics or severe public health crises, and other related impacts including supply chain disruptions, labor shortages and increased labor costs; potential liability and harm to our reputation if we were to provide an inaccurate appraisal or valuation; potential mark-downs in inventory in connection with purchase transactions; failure to successfully compete in any of our segments; loss of key personnel; our ability to borrow under our credit facilities or at-the-market offering as necessary; failure to comply with the terms of our credit agreements or senior notes; our ability to meet future capital requirements; our ability to realize the benefits of our completed acquisitions, including our ability to achieve anticipated opportunities and cost savings, and accretion to reported earnings estimated to result from completed and proposed acquisitions in the time frame expected by management or at all; the diversion of management time on acquisition-related issues; the failure of our brand investment portfolio licensees to pay us royalties; the intense competition to which our brand investment portfolio is subject; and the effect of geopolitical instability, including wars, conflicts and terrorist attacks, including the impacts of Russia’s invasion of Ukraine. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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

•Communications consist of United Online, Inc. (“UOL” or “United Online”), which was acquired in July 2016, magicJack VocalTec Ltd. (“magicJack”), which was acquired in November 2018, Lingo Management, LLC (“Lingo”) in which the Company increased its ownership interest from 40% to 80% in May 2022, and a mobile virtual network operator business (“Marconi Wireless”), which was acquired in October 2021. The following briefly describes each such business:

◦UOL is a communications company that offers consumer subscription services and products, consisting of Internet access services and devices under the NetZero and Juno brands.

◦magicJack is a Voice over IP (“VoIP”) cloud-based technology and services and wireless mobile communications provider.

◦Lingo is a global cloud/unified communications (“UC”) and managed service provider.

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
Capital Markets Segment. Our Capital Markets segment provides a full array of investment banking, corporate finance, financial advisory, research, securities lending and sales and trading services to corporate, institutional, and individual clients. Our corporate finance and investment banking services include merger and acquisitions as well as restructuring advisory services to public and private companies, initial and secondary public offerings, and institutional private placements. In addition, we trade equity securities as a principal for our account, including investments in funds managed by our subsidiaries. Our Capital Markets segment also includes our asset management businesses that manage various private and public funds for institutional and individual investors. This segment also includes the results of operations of FocalPoint Securities, LLC ("FocalPoint") from the date of acquisition on January 19, 2022.
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
Principal Investments - Communications and Other Segment. Our Principal Investments - Communications and Other segment consists of businesses which have been acquired primarily for attractive investment return characteristics. Currently, this segment includes, among other investments, UOL, through which we provide consumer Internet access, magicJack, through which we provide VoIP communication and related product and subscription services, and Marconi Wireless, through which we provide mobile phone services and devices. This segment also includes the results of operations of Lingo from the date of acquisition on May 31, 2022.
Brands Segment. Our Brands segment consists of our brand investment portfolio that is focused on generating revenue through the licensing of trademarks and is held by BR Brands.
Recent Developments
On May 31, 2022, our ownership interest in Lingo increased from 40% to 80% as a result of the conversion of $17.5 million of existing debt owed by Lingo to equity. As a result of the consolidation of Lingo, the pre-existing equity investment was remeasured at fair value resulting in the recognition of a gain of $6.8 million, which is included in trading (losses) income and fair value adjustments on loans in the condensed consolidated statement of operations for the three and six months ended June 30, 2022. In accordance with ASC 805, we used the acquisition method of accounting. The total fair value of the assets of Lingo was $115.8 million and the fair value of the 20% noncontrolling interest was $8.0 million at May 31, 2022. Goodwill of $32.0 million and other intangible assets of $65.2 million were recorded as a result of the acquisition. The acquisition is expected to expand the services offered in our Principal Investments - Communications and Other segment.
On January 19, 2022, we acquired FocalPoint, an independent investment bank headquartered in Los Angeles, California. The purchase price consideration totaled $124.5 million, which consisted of $64.2 million in cash, $20.3 million in issuance of our common stock, and $39.9 million in deferred cash and contingent consideration payable over the next three years. We used the acquisition method of accounting for this acquisition. Goodwill of $110.5 million and other intangible assets of $10.8 million that was recorded as a result of the acquisition will be deductible for tax purposes. The acquisition is expected to expand B. Riley Securities’ mergers and acquisitions (“M&A”) advisory business and enhance its debt capital markets and financial restructuring capabilities.
There continues to be widespread impact from COVID-19, which the World Health Organization classified as a pandemic in March 2020. There has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel, and government activities and functions; however, the full impact of the COVID-19 outbreak continues to evolve with the emergence of new variant strains and breakthrough infections. The continuing impact of the COVID-19 pandemic, higher inflation, the actions by the Federal Reserve to address inflation, Russia's invasion of Ukraine, and rising energy prices create uncertainty about the future economic environment which will continue to evolve and may impact our business in future periods. These developments and the impact on the financial markets and the overall economy continue to be highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted, our results of operations, financial position, and cash flows may be materially adversely affected.

Results of Operations
The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Condensed Consolidated Statements of Operations
(Dollars in thousands)

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
Revenues:
Services and fees	$200,905	$266,143	$(65,238)	(24.5)%
Trading (losses) income and fair value adjustments on loans	(223,927)	32,679	(256,606)	n/m
Interest income - Loans and securities lending	63,835	25,491	38,344	150.4%
Sale of goods	1,887	12,457	(10,570)	(84.9)%
Total revenues	42,700	336,770	(294,070)	(87.3)%
Operating expenses:
Direct cost of services	17,785	12,094	5,691	47.1%
Cost of goods sold	1,994	3,626	(1,632)	(45.0)%
Selling, general and administrative expenses	167,136	199,922	(32,786)	(16.4)%
Interest expense - Securities lending and loan participations sold	14,544	10,983	3,561	32.4%
Total operating expenses	201,459	226,625	(25,166)	(11.1)%
Operating (loss) income	(158,759)	110,145	(268,904)	n/m
Other income (expense):
Interest income	500	56	444	n/m
Change in fair value of financial instruments and other	4,321	6,509	(2,188)	(33.6)%
Loss from equity investments	(3,399)	(852)	(2,547)	n/m
Interest expense	(31,764)	(20,856)	(10,908)	52.3%
(Loss) income before income taxes	(189,101)	95,002	(284,103)	n/m
Benefit from (provision for) income taxes	52,513	(19,902)	72,415	n/m
Net (loss) income	(136,588)	75,100	(211,688)	n/m
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	3,571	(576)	4,147	n/m
Net (loss) income attributable to B. Riley Financial, Inc.	(140,159)	75,676	(215,835)	n/m
Preferred stock dividends	2,002	1,789	213	11.9%
Net (loss) income available to common shareholders	$(142,161)	$73,887	$(216,048)	n/m

n/m - Not applicable or not meaningful.

Revenues
The table below and the discussion that follows are based on how we analyze our business.

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
Revenues - Services and fees:
Capital Markets segment	$67,426	$125,997	$(58,571)	(46.5)%
Wealth Management segment	60,861	87,444	(26,583)	(30.4)%
Auction and Liquidation segment	2,488	5,534	(3,046)	(55.0)%
Financial Consulting segment	24,310	23,735	575	2.4%
Principal Investments - Communications and Other segment	40,646	18,932	21,714	114.7%
Brands segment	5,174	4,501	673	15.0%
Subtotal	200,905	266,143	(65,238)	(24.5)%

Revenues - Sale of goods:
Auction and Liquidation segment	—	11,743	(11,743)	(100.0)%
Principal Investments - Communications and Other segment	1,887	714	1,173	164.3%
Subtotal	1,887	12,457	(10,570)	(84.9)%

Trading (losses) income and fair value adjustments on loans
Capital Markets segment	(225,455)	29,897	(255,352)	n/m
Wealth Management segment	1,528	2,865	(1,337)	(46.7)%
Brands segment	—	(83)	83	(100.0)%
Subtotal	(223,927)	32,679	(256,606)	n/m

Interest income - Loans and securities lending:
Capital Markets segment	62,399	25,491	36,908	144.8%
Auction and Liquidation segment	1,436	—	1,436	100.0%
Subtotal	63,835	$25,491	38,344	150.4%

Total revenues	$42,700	$336,770	$(294,070)	(87.3)%
_______________________________________________
n/m - Not applicable or not meaningful.
Total revenues decreased approximately $294.1 million to $42.7 million during the three months ended June 30, 2022 from $336.8 million during the three months ended June 30, 2021. The decrease in revenues during the three months ended June 30, 2022 was primarily due to decreases in the fair value of the portfolio of securities and other investments owned and fair value adjustments on loans of $256.6 million, which is included in trading (losses) income and fair value adjustments on loans above, services and fees of $65.2 million and sale of goods of $10.6 million, partially offset by an increase in interest income from loans and securities lending of $38.3 million. The decrease in the fair value of the portfolio of securities and other investments owned as of June 30, 2022 was primarily due to the decrease in overall values in the stock market. The decrease in revenue from services and fees in the three months ended June 30, 2022 consisted of decreases in revenue of $58.6 million in the Capital Markets segment, $26.6 million in the Wealth Management segment and $3.0 million in the Auction and Liquidation segment, partially offset by increases in revenues of $21.7 million in the Principal Investments — Communications and Other segment, $0.7 million in the Brands segment, and $0.6 million in the Financial Consulting segment.

Revenues from services and fees in the Capital Markets segment decreased $58.6 million to $67.4 million during the three months ended June 30, 2022 from $126.0 million during the three months ended June 30, 2021. The decrease in revenues was primarily due to decreases in revenue of $71.8 million from corporate finance, consulting, and investment banking fees, partially offset by increases of $7.7 million in dividends, $2.9 million in other income, and $1.9 million in interest income.
Revenues from services and fees in the Wealth Management segment decreased $26.6 million to $60.9 million during the three months ended June 30, 2022 from $87.4 million during the three months ended June 30, 2021. The decrease in revenues was primarily due to decreases in revenue of $14.8 million in commission fees and $13.7 million in wealth and asset management fees, partially offset by an increase of $2.0 million in other income.
Revenues from services and fees in the Auction and Liquidation segment decreased $3.0 million to $2.5 million during the three months ended June 30, 2022 from $5.5 million during the three months ended June 30, 2021. The decrease in revenues was primarily due to fewer large retail fee liquidation engagements.
Revenues from services and fees in the Financial Consulting segment increased $0.6 million to $24.3 million during the three months ended June 30, 2022 from $23.7 million during three months ended June 30, 2021.
Revenues from services and fees in the Principal Investments - Communications and Other segment increased $21.7 million to $40.6 million during the three months ended June 30, 2022 from $18.9 million during the three months ended June 30, 2021. The increase in revenues was primarily due to an increase in subscription services of $12.4 million from the acquisition of Marconi Wireless in the fourth quarter of 2021 and $10.7 million from the acquisition of an additional equity interest in Lingo in the second quarter of 2022 and an increase in advertising licensing and other revenue of $1.2 million, partially offset by a decrease of $2.5 million in subscription services for UOL and magicJack. We expect the UOL and magicJack subscription revenues to continue to decline year over year.
Revenues from services and fees in the Brands segment increased $0.7 million to $5.2 million during the three months ended June 30, 2022 from $4.5 million during the three months ended June 30, 2021. The primary source of revenue included in this segment is the licensing of trademarks.
Trading (losses) income and fair value adjustments on loans decreased $256.6 million to a loss of $223.9 million during the three months ended June 30, 2022 compared to income of $32.7 million during the three months ended June 30, 2021. This decrease was primarily due to decreases of $255.4 million in the Capital Markets segment and $1.3 million in the Wealth Management segment. The loss of $223.9 million during the three months ended June 30, 2022 was primarily due to realized and unrealized losses on investments made in our proprietary trading accounts of $219.8 million and unrealized loss on our loans receivable, at fair value of $11.0 million, partially offset by a realized gain on disposal of an equity method investment of $6.8 million.
Interest income – loans and securities lending increased $38.3 million to $63.8 million during the three months ended June 30, 2022 from $25.5 million during the three months ended June 30, 2021. Interest income from securities lending was $18.7 million and $13.9 million during the three months ended June 30, 2022 and 2021, respectively. Interest income from loans was $45.1 million and $11.6 million during the three months ended June 30, 2022 and 2021, respectively.
Revenues – Sale of Goods
Revenues from the sale of goods decreased $10.6 million to $1.9 million during the three months ended June 30, 2022 from $12.5 million during three months ended June 30, 2021. Revenues from sale of goods were attributable to a decrease of $11.7 million from sales of retail goods related to retail liquidation engagements in Europe that ended, partially offset by an increase of $1.4 million from sales of retail goods due to the acquisition of Marconi Wireless in the fourth quarter of 2021. Cost of goods sold for three months ended June 30, 2022 was $2.0 million, resulting in a negative gross margin of 5.7%.
Operating Expenses
Direct Cost of Services
Direct cost of services increased $5.7 million to $17.8 million during the three months ended June 30, 2022 from $12.1 million during the three months ended June 30, 2021. The activity is primarily driven by an increase of $11.9 million from the Principal Investments — Communications and Other segment, partially offset by a decrease of $6.2 million from the Auction and Liquidation segment. The increase in the Principal Investments — Communications and Other segment was primarily due to increases of $7.5 million from the acquisition of Lingo in the second quarter of 2022 and $5.2 million from the acquisition Marconi Wireless in the fourth quarter of 2021. The decrease in the Auction and Liquidation segment was primarily due to retail liquidation engagements in Europe that ended.
Selling, General and Administrative Expenses
Selling, general and administrative expenses during the three months ended June 30, 2022 and 2021 were comprised of the following:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$48,069	28.7%	$65,720	33.0%	$(17,651)	(26.9)%
Wealth Management segment	69,702	41.8%	91,042	45.5%	(21,340)	(23.4)%
Auction and Liquidation segment	2,177	1.3%	3,077	1.5%	(900)	(29.2)%
Financial Consulting segment	20,026	12.0%	19,560	9.8%	466	2.4%
Principal Investments -Communications and Other segment	16,403	9.8%	7,296	3.6%	9,107	124.8%
Brands segment	1,401	0.8%	1,405	0.7%	(4)	(0.3)%
Corporate and Other segment	9,358	5.6%	11,822	5.9%	(2,464)	(20.8)%
Total selling, general & administrative expenses	$167,136	100.0%	$199,922	100.0%	$(32,786)	(16.4)%
____________________________________
n/m - Not applicable or not meaningful.
Total selling, general and administrative expenses decreased approximately $32.8 million to $167.1 million during the three months ended June 30, 2022 from $199.9 million during the three months ended June 30, 2021. The decrease was primarily due to decreases of $21.3 million in the Wealth Management segment, $17.7 million in the Capital Markets segment, $2.5 million in the Corporate and Other segment, and $0.9 million in the Auction and Liquidation segment partially offset by increases of $9.1 million in the Principal Investments — Communications and Other segment and $0.5 million in the Financial Consulting segment.
Capital Markets
Selling, general and administrative expenses in the Capital Markets segment decreased by $17.7 million to $48.1 million during the three months ended June 30, 2022 from $65.7 million during the three months ended June 30, 2021. The decrease was primarily due to decreases of $14.8 million in consulting expenses and $12.1 million in payroll and related expenses investment banking deal expenses, partially offset by increases of $4.9 million from the settlement of a regulatory matter, $2.0 in depreciation and amortization expenses, $1.1 million gain from foreign currency exchange, and $1.1 million in business development expenses.
Wealth Management
Selling, general and administrative expenses in the Wealth Management segment decreased by $21.3 million to $69.7 million during the three months ended June 30, 2022 from $91.0 million during the three months ended June 30, 2021. The decrease was primarily due to a decrease in payroll and related expenses of $27.8 million, partially offset by an increase of $4.9 million from the settlement of a regulatory matter.
Auction and Liquidation
Selling, general and administrative expenses in the Auction and Liquidation segment decreased $0.9 million to $2.2 million during the three months ended June 30, 2022 from $3.1 million during the three months ended June 30, 2021.

The decrease was primarily due to decreases of $0.4 million in business development expenses and $0.2 million in payroll and related expenses.
Financial Consulting
Selling, general and administrative expenses in the Financial Consulting segment increased by $0.5 million to $20.0 million during the three months ended June 30, 2022 from $19.6 million during the three months ended June 30, 2021.
Principal Investments — Communications and Other
Selling, general and administrative expenses in the Principal Investments — Communications and Other segment increased $9.1 million to $16.4 million for the three months ended June 30, 2022 from $7.3 million for the three months ended June 30, 2021. The increase was primarily due to increases of $4.1 million from the acquisition of additional equity interest in Lingo in the second quarter of 2022, $1.6 million in transaction costs, $1.3 million in payroll and related expenses, $1.1 million in depreciation and amortization, $0.7 million in communications expenses, $0.2 million in software and equipment expenses, and $0.2 million business development expenses.
Brands
Selling, general and administrative expenses in the Brands segment remained flat at $1.4 million during the three months ended June 30, 2022 and 2021.
Corporate and Other
Selling, general and administrative expenses for the Corporate and Other segment decreased approximately $2.5 million to $9.4 million during the three months ended June 30, 2022 from $11.8 million during the three months ended June 30, 2021. The decrease was primarily due to decreases of $4.5 million change in the fair value of contingent consideration, $2.2 million in loss from foreign currency exchange, partially offset by increases of $3.9 million in payroll and related expenses.
Other Income (Expense). Other income included interest income of $0.5 million and $0.1 million during the three months ended June 30, 2022 and 2021, respectively. Change in fair value of financial instruments and other in the amount of $4.3 million during the three months ended June 30, 2022 was primarily due to the change in fair value of warrant liabilities and the forgiveness of a Paycheck Protection Program loan issued to FocalPoint prior to its acquisition by the Company in the first quarter of 2022. Interest expense was $31.8 million during the three months ended June 30, 2022 compared to $20.9 million during the three months ended June 30, 2021. The increase in interest expense was primarily due to increases in interest expense of $5.0 million from the issuance of senior notes and $4.5 million and $1.2 million from the Nomura term loan and revolving credit facility, respectively, entered into during the second quarter of 2021. During the three months ended June 30, 2022, loss from equity investments was $3.4 million compared to $0.9 million during the three months ended June 30, 2021. The increase was primarily due to the $3.7 million loss recognized from the conversion of debt to equity in the acquisition of Lingo during the second quarter of 2022.
(Loss) Income Before Income Taxes. Loss before income taxes was $189.1 million during the three months ended June 30, 2022 compared to income of $95.0 million during the three months ended June 30, 2021. The change was primarily due to a decrease in revenue of $294.1 million, increase in interest expense of $10.9 million, increase in loss from equity investments of $2.5 million, and a decrease in change in fair value of financial instruments and other of $2.2 million, partially offset by a decrease in operating expenses of approximately $25.2 million and an increase in interest income of $0.4 million.
Benefit from (Provision for) Income Taxes. Benefit from income taxes was $52.5 million during the three months ended June 30, 2022 compared to a provision of $19.9 million during the three months ended June 30, 2021. The effective income tax rate was 27.8% for the three months ended June 30, 2022 as compared to 20.9% for the three months ended June 30, 2021.
Net Income (Loss) Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests. Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests represents the proportionate share of net income generated by membership interests of partnerships that we do not own. The net income attributable to noncontrolling interests and redeemable noncontrolling interests was $3.6 million during the three months ended June 30, 2022 compared to a net loss of $0.6 million during the three months ended June 30, 2021.
Net (Loss) Income Attributable to the Company. Net loss attributable to the Company was $140.2 million during the three months ended June 30, 2022 compared to net income attributable to the Company of $75.7 million during the three months ended June 30, 2021. The change was primarily due to a change from operating income to loss of $268.9 million, increase in interest expense of $10.9 million, increase in net income attributable to noncontrolling interests and redeemable noncontrolling interests of $4.1 million, increase in loss from equity investments of $2.5 million, and a decrease in change in fair value of financial instruments and other of $2.2 million, partially offset by a change from provision for to benefit from income taxes of $72.4 million and an increase in interest income of $0.4 million.

Preferred Stock Dividends. Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends are payable quarterly in arrears. On January 10, 2022, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on January 31, 2022 to holders of record as of the close of business on January 21, 2022. On April 7, 2022, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on April 29, 2022 to holders of record as of the close of business on April 19, 2022. On July 7, 2022, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on July 29, 2022 to holders of record as of the close of business on July 19, 2022.

Holders of Series B Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends are payable quarterly in arrears. On January 10, 2022, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on January 31, 2022 to holders of record as of the close of business on January 21, 2022. On April 7, 2022, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on April 29, 2022 to holders of record as of the close of business on April 19, 2022. On July 7, 2022, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on July 29, 2022 to holders of record as of the close of business on July 19, 2022.
Net (Loss) Income Available to Common Shareholders. Net loss available to common shareholders was $142.2 million during the three months ended June 30, 2022 compared to net income available to common shareholders of $73.9 million during the three months ended June 30, 2021. The change was primarily due to a change from operating income to loss of $268.9 million, increase in interest expense of $10.9 million, increase in net income attributable to noncontrolling interests and redeemable noncontrolling interests of $4.1 million, increase in loss from equity investments of $2.5 million, decrease in change in fair value of financial instruments and other of $2.2 million, and an increase in preferred stock dividends of $0.2 million, partially offset by a change from provision for to benefit from income taxes of $72.4 million and an increase in interest income of $0.4 million.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Condensed Consolidated Statements of Operations
(Dollars in thousands)

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
Revenues:
Services and fees	$411,580	$555,612	$(144,032)	(25.9)%
Trading (losses) income and fair value adjustments on loans	(292,317)	299,621	(591,938)	(197.6)%
Interest income - Loans and securities lending	125,261	62,411	62,850	100.7%
Sale of goods	3,765	19,285	(15,520)	(80.5)%
Total revenues	248,289	936,929	(688,640)	(73.5)%
Operating expenses:
Direct cost of services	29,436	23,416	6,020	25.7%
Cost of goods sold	4,245	8,952	(4,707)	(52.6)%
Selling, general and administrative expenses	342,335	391,266	(48,931)	(12.5)%
Interest expense - Securities lending and loan participations sold	26,310	30,172	(3,862)	(12.8)%
Total operating expenses	402,326	453,806	(51,480)	(11.3)%
Operating (loss) income	(154,037)	483,123	(637,160)	(131.9)%
Other income (expense):
Interest income	567	105	462	n/m
Change in fair value of financial instruments and other	10,302	6,509	3,793	58.3%
Income from equity investments	3,376	23	3,353	n/m
Interest expense	(62,200)	(40,642)	(21,558)	53.0%
(Loss) income before income taxes	(201,992)	449,118	(651,110)	(145.0)%
Benefit from (provision for) income taxes	56,208	(117,420)	173,628	(147.9)%
Net (loss) income	$(145,784)	331,698	(477,482)	(144.0)%
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	4,437	1,366	3,071	n/m
Net (loss) income attributable to B. Riley Financial, Inc.	$(150,221)	$330,332	$(480,553)	(145.5)%
Preferred stock dividends	4,004	3,538	466	13.2%
Net (loss) income available to common shareholders	$(154,225)	$326,794	$(481,019)	(147.2)%

n/m - Not applicable or not meaningful.

Revenues
The table below and the discussion that follows are based on how we analyze our business.

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
Revenues - Services and fees:
Capital Markets segment	$136,510	$296,976	$(160,466)	(54.0)%
Wealth Management segment	137,818	152,986	(15,168)	(9.9)%
Auction and Liquidation segment	5,843	12,892	(7,049)	(54.7)%
Financial Consulting segment	50,246	45,144	5,102	11.3%
Principal Investments - Communications and Other segment	71,432	38,725	32,707	84.5%
Brands segment	9,731	8,889	842	9.5%
Subtotal	411,580	555,612	(144,032)	(25.9)%

Revenues - Sale of goods:
Auction and Liquidation segment	—	17,835	(17,835)	(100.0)%
Principal Investments - Communications and Other segment	3,765	1,450	2,315	159.7%
Subtotal	3,765	19,285	(15,520)	(80.5)%

Trading (losses) income and fair value adjustments on loans
Capital Markets segment	(294,367)	294,400	(588,767)	n/m
Wealth Management segment	2,050	5,221	(3,171)	(60.7)%
Subtotal	(292,317)	299,621	(591,938)	(197.6)%

Interest income - Loans and securities lending:
Capital Markets segment	123,825	62,411	61,414	98.4%
Auction and Liquidation segment	1,436	—	1,436	100.0%
	125,261	62,411	62,850	100.7%

Total revenues	$248,289	$936,929	$(688,640)	(73.5)%

_______________________________________________
n/m - Not applicable or not meaningful.
Total revenues decreased approximately $688.6 million to $248.3 million during the six months ended June 30, 2022 from $936.9 million during the six months ended June 30, 2021. The decrease in revenues during the six months ended June 30, 2022 was primarily due to decreases in the fair value of the portfolio of securities and other investments owned and fair value adjustments on loans of $591.9 million, which is included in trading (losses) income and fair value adjustments on loans above, services and fees of $144.0 million, and sale of goods of $15.5 million, partially offset by an increase in interest income from loans and securities lending of $62.9 million. The decrease in the fair value of the portfolio of securities and other investments owned as of June 30, 2022 was primarily due to the decrease in overall values in the stock market. The decrease in revenue from services and fees in the six months ended June 30, 2022 consisted of decreases in revenue of $160.5 million in the Capital Markets segment, $15.2 million in the Wealth Management segment, and $7.0 million in the Auction and Liquidation segment, partially offset by increases in revenues of $32.7 million in the Principal Investments — Communications and Other segment, $5.1 million in the Financial Consulting segment, and $0.8 million in the Brands segment.

Revenues from services and fees in the Capital Markets segment decreased $160.5 million to $136.5 million during the six months ended June 30, 2022 from $297.0 million during the six months ended June 30, 2021. The decrease in revenues was primarily due to decreases in revenue of $177.2 million from corporate finance, consulting, and investment banking fees and $3.4 million from commission fees, partially offset by increases of $14.6 million in dividends, $4.0 million in other income, and $2.0 million in interest income.
Revenues from services and fees in the Wealth Management segment decreased $15.2 million to $137.8 million during the six months ended June 30, 2022 from $153.0 million during the six months ended June 30, 2021. The decrease in revenues was primarily due to a decrease in revenue of $15.4 million from commission fees.
Revenues from services and fees in the Auction and Liquidation segment decreased $7.0 million to $5.8 million during the six months ended June 30, 2022 from $12.9 million during the six months ended June 30, 2021. The decrease in revenues was primarily due to fewer large retail fee liquidation engagements.
Revenues from services and fees in the Financial Consulting segment increased $5.1 million to $50.2 million during the six months ended June 30, 2022 from $45.1 million during six months ended June 30, 2021. The increase in revenues was primarily due to increases of $1.8 million within our Advisory Services divisions and $3.3 million within our Real Estate division.
Revenues from services and fees in the Principal Investments - Communications and Other segment increased $32.7 million to $71.4 million during the six months ended June 30, 2022 from $38.7 million during the six months ended June 30, 2021. The increase in revenues was primarily due to an increase in subscription services of $24.8 million from the acquisition of Marconi Wireless in the fourth quarter of 2021 and $10.7 million from the acquisition of an additional equity interest in Lingo in the second quarter of 2022 and an increase in advertising licensing and other revenue of $1.6 million, partially offset by a decrease of $4.3 million in subscription services for UOL and magicJack. We expect the UOL and magicJack subscription revenues to continue to decline year over year.
Revenues from services and fees in the Brands segment increased $0.8 million to $9.7 million during the six months ended June 30, 2022 from $8.9 million during the six months ended June 30, 2021. The primary source of revenue included in this segment is the licensing of trademarks.
Trading (losses) income and fair value adjustments on loans decreased $591.9 million to a loss of $292.3 million during the six months ended June 30, 2022 compared to income of $299.6 million during the six months ended June 30, 2021. This decrease was primarily due to decreases of $588.8 million in the Capital Markets segment and $3.2 million in the Wealth Management segment. The loss of $292.3 million during the six months ended June 30, 2022 was primarily due to realized and unrealized losses on investments made in our proprietary trading accounts of $299.1 million, partially offset by realized gain on disposal of equity method investment of $6.8 million.
Interest income – loans and securities lending increased $62.9 million to $125.3 million during the six months ended June 30, 2022 from $62.4 million during the six months ended June 30, 2021. Interest income from securities lending was $33.7 million and $36.8 million during the six months ended June 30, 2022 and 2021, respectively. Interest income from loans was $91.5 million and $25.6 million during the six months ended June 30, 2022 and 2021, respectively.
Revenues – Sale of Goods
Revenues from the sale of goods decreased $15.5 million to $3.8 million during the six months ended June 30, 2022 from $19.3 million during six months ended June 30, 2021. Revenues from sale of goods were attributable to a decrease of $17.8 million from sales of retail goods related to retail liquidation engagements in Europe that ended, partially offset by an increase of $2.6 million from sales of retail goods due to the acquisition of Marconi Wireless in the fourth quarter of 2021. Cost of goods sold for six months ended June 30, 2022 was $4.2 million, resulting in a negative gross margin of 12.7%.
Operating Expenses
Direct Cost of Services
Direct cost of services increased $6.0 million to $29.4 million during the six months ended June 30, 2022 from $23.4 million during the six months ended June 30, 2021. The increase in direct cost of services was primarily driven by an increase of $16.5 million in the Principal Investments — Communications and Other segment, partially offset by a decrease of $10.5 million in the Auction and Liquidation segment. The increase in the Principal Investments —

Communications and Other segment was primarily due to increases of $10.4 million from the acquisition Marconi Wireless in the fourth quarter of 2021 and $7.5 million from the acquisition of Lingo in the second quarter of 2022. The decrease in the Auction and Liquidation segment was primarily due to retail liquidation engagements in Europe that ended.
Selling, General and Administrative Expenses
Selling, general and administrative expenses during the six months ended June 30, 2022 and 2021 were comprised of the following:

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$84,079	24.5%	$152,625	39.0%	$(68,546)	(44.9)%
Wealth Management segment	157,277	45.9%	154,913	39.6%	2,364	1.5%
Auction and Liquidation segment	3,997	1.2%	4,566	1.2%	(569)	(12.5)%
Financial Consulting segment	41,050	12.0%	37,647	9.6%	3,403	9.0%
Principal Investments -Communications and Other segment	28,656	8.4%	14,700	3.8%	13,956	94.9%
Brands segment	2,740	0.8%	2,795	0.7%	(55)	(2.0)%
Corporate and Other segment	24,536	7.2%	24,020	6.1%	516	2.1%
Total selling, general & administrative expenses	$342,335	100.0%	$391,266	100.0%	$(48,931)	(12.5)%
____________________________________
n/m - Not applicable or not meaningful.
Total selling, general and administrative expenses decreased approximately $48.9 million to $342.3 million during the six months ended June 30, 2022 from $391.3 million during the six months ended June 30, 2021. The decrease was primarily due to decrease of $68.5 million in the Capital Markets segment and $0.6 million in the Auction and Liquidation segment, partially offset by increases of $14.0 million in the Principal Investments — Communications and Other segment, $3.4 million in the Financial Consulting segment, $2.4 million in the Wealth Management segment, and $0.5 million in the Corporate and Other segment.
Capital Markets
Selling, general and administrative expenses in the Capital Markets segment decreased by $68.5 million to $84.1 million during the six months ended June 30, 2022 from $152.6 million during the six months ended June 30, 2021. The decrease was primarily due to decreases of $43.2 million in consulting expenses and $36.2 million in payroll and related expenses, partially offset by increases of $4.9 million from the settlement of a regulatory matter, $3.1 million in depreciation and amortization, $1.9 million in other expenses and $1.3 million in business development expenses.
Wealth Management
Selling, general and administrative expenses in the Wealth Management segment increased by $2.4 million to $157.3 million during the six months ended June 30, 2022 from $154.9 million during the six months ended June 30, 2021. The increase was primarily due to an increase of $4.9 million from the settlement of a regulatory matter, partially offset by decreases of $1.6 million in depreciation and amortization and $0.2 million in consulting expenses.
Auction and Liquidation
Selling, general and administrative expenses in the Auction and Liquidation segment decreased $0.6 million to $4.0 million during the six months ended June 30, 2022 from $4.6 million during the six months ended June 30, 2021. The decrease was primarily due to business development and other expenses.

Financial Consulting
Selling, general and administrative expenses in the Financial Consulting segment increased by $3.4 million to $41.1 million during the six months ended June 30, 2022 from $37.6 million during the six months ended June 30, 2021. The increase was primarily due to increases of $2.7 million in payroll and related expenses and $0.8 million in travel and entertainment expenses.
Principal Investments — Communications and Other
Selling, general and administrative expenses in the Principal Investments — Communications and Other segment increased $14.0 million to $28.7 million for the six months ended June 30, 2022 from $14.7 million for the six months ended June 30, 2021. The increase was primarily due to increases of $4.1 million from the acquisition of an additional equity interest in Lingo in the second quarter of 2022, $3.2 million in payroll and related expenses, $1.8 million in depreciation and amortization, $1.6 million in communications expenses, $1.1 million in transaction costs, $0.7 million in marketing expenses, $0.5 million in software and equipment expenses, $0.4 million in business development expenses, and $0.3 million in other expenses.
Brands
Selling, general and administrative expenses in the Brands segment remained flat at $2.8 million during the six months ended June 30, 2022 and 2021.
Corporate and Other
Selling, general and administrative expenses for the Corporate and Other segment increased approximately $0.5 million to $24.5 million during the six months ended June 30, 2022 from $24.0 million for the six months ended June 30, 2021. The increase was primarily due to increases of $8.3 million in payroll and related expenses, partially offset by decreases of $4.5 million of change in fair value of contingent consideration and $3.4 million in other expenses.
Other Income (Expense). Other income included interest income of $0.6 million and $0.1 million during the six months ended June 30, 2022 and 2021, respectively. Change in fair value of financial instruments and other in the amount of $10.3 million during the six months ended June 30, 2022 was primarily due to the change in fair value of warrant liabilities and the forgiveness of a Paycheck Protection Program loan issued to FocalPoint prior to its acquisition by the Company during the first quarter of 2022. Interest expense was $62.2 million during the six months ended June 30, 2022 compared to $40.6 million during the six months ended June 30, 2021. The increase in interest expense was primarily due to increases in interest expense of $10.7 million from the issuance of senior notes, and $8.6 million and $2.3 million from the Nomura term loan and revolving credit facility, respectively, entered into during the second quarter of 2021. During the six months ended June 30, 2022, income from equity investments was $3.4 million compared to $0.02 million during the six months ended June 30, 2021. The increase was primarily due to $7.0 million in earnings related to the bebe equity method investment, partially offset by $3.7 million loss recognized from the conversion of debt to equity in the acquisition of Lingo during the second quarter of 2022.
(Loss) Income Before Income Taxes. Loss before income taxes was $202.0 million during the six months ended June 30, 2022 compared to income of $449.1 million during the six months ended June 30, 2021. The change was primarily due to a decrease in revenue of $688.6 million and increase in interest expense of $21.6 million, partially offset by a decrease in operating expenses of approximately $51.5 million, increase in change in fair value of financial instruments and other of $3.8 million, increase in income from equity investments of $3.4 million, and an increase in interest income of $0.5 million.
Benefit from (Provision for) Income Taxes. Benefit from income taxes was $56.2 million during the six months ended June 30, 2022 compared to a provision of $117.4 million during the six months ended June 30, 2021. The effective income tax rate was 27.8% for the six months ended June 30, 2022 as compared to 26.1% for the six months ended June 30, 2021.
Net Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests. Net income attributable to noncontrolling interests and redeemable noncontrolling interests represents the proportionate share of net income generated by membership interests of partnerships that we do not own. The net income attributable to noncontrolling interests and redeemable noncontrolling interests was $4.4 million during the six months ended June 30, 2022 compared to $1.4 million during the six months ended June 30, 2021.
Net (Loss) Income Attributable to the Company. Net loss attributable to the Company was $150.2 million during the six months ended June 30, 2022 compared to net income attributable to the Company of $330.3 million during the six months ended June 30, 2021. The change was primarily due to a change from operating income to loss of $637.2 million, increase in interest expense of $21.6 million, and an increase in net income attributable to noncontrolling interests and redeemable noncontrolling interests of $3.1 million, partially offset by a change from provision for to benefit from income taxes of $173.6 million, increase in change in fair value of financial instruments and other of $3.8 million, increase in income from equity investments of $3.4 million, and an increase in interest income of $0.5 million.

Preferred Stock Dividends. Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends are payable quarterly in arrears. On January 10, 2022, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on January 31, 2022 to holders of record as of the close of business on January 21, 2022. On April 7, 2022, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on April 29, 2022 to holders of record as of the close of business on April 19, 2022. On July 7, 2022, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on July 29, 2022 to holders of record as of the close of business on July 19, 2022.

Holders of Series B Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends are payable quarterly in arrears. On January 10, 2022, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on January 31, 2022 to holders of record as of the close of business on January 21, 2022. On April 7, 2022, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on April 29, 2022 to holders of record as of the close of business on April 19, 2022. On July 7, 2022, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on July 29, 2022 to holders of record as of the close of business on July 19, 2022.
Net (Loss) Income Available to Common Shareholders. Net loss available to common shareholders was $154.2 million during the six months ended June 30, 2022 compared to net income available to common shareholders of $326.8 million during the six months ended June 30, 2021. The change was primarily due to a change from operating income to loss of $637.2 million, increase in interest expense of $21.6 million, increase in net income attributable to noncontrolling interests and redeemable noncontrolling interests of $3.1 million, and an increase in preferred stock dividends of $0.5 million, partially offset by a change from provision for to benefit from income taxes of $173.6 million, increase in change in fair value of financial instruments and other of $3.8 million, increase in income from equity investments of $3.4 million, and an increase in interest income of $0.5 million.
Liquidity and Capital Resources
Our operations are funded through a combination of existing cash on hand, cash generated from operations, borrowings under our senior notes payable, term loans and credit facilities, and special purposes financing arrangements. During the six months ended June 30, 2022 and 2021, we generated a net loss of $145.8 million and net income of $331.7 million, respectively. Our net loss of $145.8 million included $292.3 million of losses that primarily related to a decrease in the fair value of our portfolio of securities and other investments owned during the six months ended June 30, 2022. Our cash flows and profitability are impacted by capital market engagements performed on a quarterly and annual basis and amounts realized from the sale of our investments in marketable securities.
As of June 30, 2022, we had $216.1 million of unrestricted cash and cash equivalents, $0.9 million of restricted cash, $1,144.9 million of securities and other investments owned at fair value, $770.8 million of loans receivable, at fair value, and $2,115.8 million of borrowings outstanding. The borrowings outstanding of $2,115.8 million as of June 30, 2022 included $1,644.8 million of borrowings from the issuance of the series of senior notes that are due at various dates ranging from May 31, 2024 to August 31, 2028 with interest rates ranging from 5.00% to 6.75%, $367.8 million in term loans borrowed pursuant to the BRPI Acquisition Co LLC (“BRPAC”) and Nomura Credit Agreements discussed below, $80.0 million of revolving credit under the Nomura Credit Agreement discussed below, and $23.2 million of notes payable.

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

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. On July 28, 2022, we declared a regular dividend of $1.00 per share that will be paid on or about August 23, 2022 to stockholders of record as of August 11, 2022. On April 28, 2022, we declared a regular dividend of $1.00 per share that was paid on May 20, 2022 to stockholders of record as of May 11, 2022. On February 23, 2022, the Company declared a regular quarterly dividend of $1.00 per share, which was paid on March 23, 2022 to stockholders of record as of March 9, 2022. During the year ended December 31, 2021, we paid cash dividends on our common stock of $347.1 million. While it is the Board’s current intention to make regular dividend payments of $1.00 per share each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.
A summary of dividend activity for the six months ended June 30, 2022 and the year ended December 31, 2021 was as follows:

Date Declared	Date Paid	Stockholder Record Date	Regular Dividend Amount	Special Dividend Amount	Total Dividend Amount
April 28, 2022	May 20, 2022	May 11, 2022	$1.000	$—	$1.000
February 23, 2022	March 23, 2022	March 9, 2022	1.000	—	1.000
October 28, 2021	November 23, 2021	November 9, 2021	1.000	3.000	4.000
July 29, 2021	August 26, 2021	August 13, 2021	0.500	1.500	2.000
May 3, 2021	May 28, 2021	May 17, 2021	0.500	2.500	3.000
February 25, 2021	March 24, 2021	March 10, 2021	0.500	3.000	3.500

Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $25 thousand liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July, and October. As of June 30, 2022, dividends in arrears in respect of the Depositary Shares were $0.8 million. On January 11, 2021, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on January 29, 2021 to holders of record as of the close of business on January 21, 2021. On April 5, 2021, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on April 30, 2021 to holders of record as of the close of business on April 20, 2021. On July 8, 2021, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on August 2, 2021 to holders of record as of the close of business on July 21, 2021. On October 6, 2021, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on November 1, 2021 to holders of record as of the close of business on October 21, 2021.On January 10, 2022, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on January 31, 2022 to holders of record as of the close of business on January 21, 2022. On April 7, 2022, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on April 29, 2022 to holders of record as of the close of business on April 19, 2022. On July 7, 2022, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on July 29, 2022 to holders of record as of the close of business on July 19, 2022.

Holders of Series B Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $25 thousand liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July, and October. As of June 30, 2022, dividends in arrears in respect of the Depositary Shares were $0.5 million. On January 11, 2021, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on January 29, 2021 to holders of record as of the close of business on January 21, 2021. On April 5, 2021, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on April 30, 2021 to holders of record as of the close of business on April 20, 2021. On July 8, 2021, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on August 2, 2021 to holders of record as of the close of business on July 21, 2021. On October 6, 2021, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on November 1, 2021 to holders of record as of the close of business on October 21, 2021. On January 10, 2022, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid

January 31, 2022 to holders of record as of the close of business on January 21, 2022. On April 7, 2022, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on April 29, 2022 to holders of record as of the close of business on April 19, 2022. On July 7, 2022, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on July 29, 2022 to holders of record as of the close of business on July 19, 2022.
Our principal sources of liquidity to finance our business is our existing cash on hand, cash flows generated from operating activities, funds available under revolving credit facilities and special purpose financing arrangements.
Cash Flow Summary

	Six Months Ended June 30,
	2022	2021
	(Dollars in thousands)
Net cash (used in) provided by:
Operating activities	$(49,899)	$(147,901)
Investing activities	523	(358,722)
Financing activities	(10,431)	701,051
Effect of foreign currency on cash	(3,027)	(534)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(62,834)	$193,894
Cash used in operating activities was $49.9 million during the six months ended June 30, 2022 compared to cash used in operating activities of $147.9 million during the six months ended June 30, 2021. Cash used in operating activities for the six months ended June 30, 2022 consisted of the negative impact of net loss of $145.8 million, noncash items of $70.4 million, and changes in operating assets and liabilities of $166.2 million. The negative cash flow impact from noncash items of $70.4 million included deferred income taxes of $95.3 million, fair value adjustments of $13.6 million, gain on equity investment of $6.8 million, income from equity investments of $3.4 million, noncash interest and other of $1.2 million, and gain on extinguishment of loan of $1.1 million, partially offset by share-based compensation of $31.2 million, depreciation and amortization of $15.8 million, dividends from equity investments of $1.9 million, provision for doubtful accounts of $1.3 million, income allocated for mandatorily redeemable noncontrolling interests of $0.4 million, effect of foreign currency of $0.3 million, and loss on disposal of fixed assets of $0.1 million. Cash used in operating activities for the six months ended June 30, 2021 consisted of the positive impact of net income of $331.7 million and noncash items of $50.2 million, partially offset by the negative impact of changes in operating assets and liabilities of $529.8 million. The positive cash flow impact from noncash items of $50.2 million included deferred income taxes of $51.2 million, share-based compensation of $14.1 million, depreciation and amortization of $12.9 million, loss on extinguishment of debt of $0.9 million, provision for doubtful accounts of $0.8 million, dividends from equity investments of $0.6 million, and income allocated for mandatorily redeemable noncontrolling interests of $0.3 million, partially offset by fair value adjustments of $10.0 million, noncash interest and other of $9.1 million, gain on extinguishment of loans of $6.5 million gain on equity investment of $3.5 million, and effect of foreign currency on operations of $1.5 million.

Cash used in investing activities was $0.5 million during the six months ended June 30, 2022 compared to cash used in investing activities of $358.7 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, cash used in investing activities consisted of cash used for purchases of loans receivable of $199.1 million, acquisition of businesses of $38.4 million, purchases of equity and other investments of $2.8 million, and purchases of property and equipment of $0.9 million, partially offset by cash received from loans receivable repayment of $241.7 million. During the six months ended June 30, 2021, cash used in investing activities consisted of cash used to fund a trust account for the future redemption of one of our subsidiaries’ redeemable common stock of $345.0 million, purchases of loans receivable of $87.3 million, repayments of loan participations sold of $10.8 million, purchases of equity and other investments of $10.5 million, acquisition of business of $0.4 million, and purchases of property and equipment of $0.3 million, partially offset by cash received from loans receivable repayment of $95.5 million.

Cash used in financing activities was $10.4 million during the six months ended June 30, 2022 compared to cash provided by financing activities of $701.1 million during the six months ended June 30, 2021. During the six months ended June 30, 2022, cash used in financing activities primarily consisted of $62.0 million used to pay dividends on our common shares, $54.3 million used in the repayment of term loan, $6.4 million used in payment of employment taxes on vesting of restricted stock, $4.0 million used to pay dividends on our preferred shares, $2.4 million in distributions to noncontrolling interests, $0.5 million used in the payment of contingent consideration, $0.5 million used in the payment of debt issuance and offering costs, and $0.4 million used to repay our notes payable, partially offset by cash provided by $75.0 million proceeds from borrowings under a term loan, $35.9 million proceeds from issuance of senior notes, $8.5 million contributions from noncontrolling interests, and $0.6 million proceeds from issuance of preferred stock. During the six months ended June 30, 2021, cash provided by financing activities primarily consisted of $475.7 million proceeds from issuance of senior notes, $345.0 million proceeds from initial public offering of subsidiaries, $200.0 million proceeds from the Nomura term loan, $64.7 million proceeds from issuance of common stock, $10.7 million contributions from noncontrolling interests, and $8.3 million net proceeds from offerings of preferred stock, partially offset by $181.3 million used to pay dividends on our common shares, $128.2 million used to repurchase our senior notes, $37.6 million used to repay our notes payable, $15.7 million used to pay debt issuance costs, $14.8 million distributions to noncontrolling interests, $11.5 million used for repayment on the BRPAC term loan, $10.4 million used to pay employment taxes on vesting of restricted stock, and $3.5 million used to pay dividends on our preferred shares.
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

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our, the Primary Guarantor’s, the Borrower’s, and the Borrower’s subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests. In addition, the Credit Agreement contains a financial covenant that requires us to maintain operating earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of at least $135.0 million and the Primary Guarantor to maintain net asset value of at least $1,100.0 million. The Credit Agreement contains customary events of default, including with respect to a failure to make payments under the credit facilities, cross-default, certain bankruptcy and insolvency events and customary change of control events.

Commencing on September 30, 2022, the Term Loan Facility and Incremental Facility will amortize in equal quarterly installments of 1.25% of the aggregate principal amount of the term loan as of the closing date with the remaining balance due at final maturity. Quarterly installments from September 30, 2022 to March 31, 2025 are in the amount of $3.8 million per quarter.

As of June 30, 2022 and December 31, 2021, the outstanding balances on the Term Loan Facility and Incremental Facility were $293.7 million (net of unamortized debt issuance costs of $6.3 million) and $292.7 million (net of unamortized debt issuance costs of $7.4 million), respectively. Interest on the term loan during the three months ended June 30, 2022 and 2021 was $4.7 million (including amortization of deferred debt issuance costs of $0.5 million) and $0.2 million (including amortization of deferred debt issuance costs of $0.03 million), respectively. Interest on the term loan during the six months ended June 30, 2022 and 2021 was $8.8 million (including amortization of deferred debt issuance costs of $1.0 million) and $0.2 million (including amortization of deferred debt issuance costs of $0.03 million), respectively. The interest rate on the term loan as of June 30, 2022 and December 31, 2021 was 6.65% and 4.72%, respectively.

We had an outstanding balance of $80.0 million under the Revolving Credit Facility as of June 30, 2022 and December 31, 2021. Interest on the revolving facility during the three and six months ended June 30, 2022 was $1.2 million (including amortization of deferred financing costs of $0.1 million) and $2.3 million (including amortization of deferred financing costs of $0.3 million), respectively. The unused commitment fee on the revolving facility for the three and six months ended June 30, 2021 was $0.03 million (including amortization of deferred financing costs of $0.01 million). The interest rate on the Revolving Credit Facility as of June 30, 2022 and December 31, 2021 was 6.13% and 4.67%, respectively.

We are in compliance with all financial covenants in the Credit Agreement as of June 30, 2022.
Wells Fargo Credit Agreement
We are party to a credit agreement (as amended, the “Credit Agreement”) governing our asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) with a maximum borrowing limit of $200.0 million and a maturity date of April 20, 2027. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(d) in the Annual Report on Form 10-K. All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility provides for success fees in the amount of 1.0% to 10.0% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related Credit Agreement. The credit facility also provides for funding fees in the amount of 0.05% to 0.20% of the aggregate principal amount of all credit advances and letters of credit issued in connection with a liquidation sale. There was no outstanding balance on this credit facility as of June 30, 2022 and December 31, 2021. As of June 30, 2022 and December 31, 2021, there were no open letters of credit outstanding.
We are in compliance with all financial covenants in the asset based credit facility as of June 30, 2022.
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
Through a series of amendments, including the most recent Fourth Amendment to the BRPAC Credit Agreement (the “Fourth Amendment”) on June 21, 2022, the Borrowers, the Secured Guarantors, the Agent and the Closing Date Lenders agreed to the following, among other things: (i) the Lenders agreed to make a new $75.0 million term loan to the Borrowers, the proceeds of which the Borrowers’ used to repay the outstanding principal amount of the existing terms loans and optional loans and will use for other general corporate purposes, (ii) a new applicable margin level of 3.50% was established as set forth from the date of the Fourth Amendment, (iii) Marconi Wireless Holdings, LLC was added to the Borrowers, (iv) the maturity date of the term loan was set to June 30, 2027, and (v) the Borrowers were permitted to make certain distributions to the parent company of the Borrowers.
The borrowings under the amended BRPAC Credit Agreement bear interest equal to the SOFR rate plus a margin of 2.75% to 3.50% per annum, depending on the Borrowers’ consolidated total funded debt ratio as defined in the BRPAC

Credit Agreement. As of June 30, 2022 and December 31, 2021, the interest rate on the amended BRPAC Credit Agreement was at 4.66% and 3.17%, respectively.

Principal outstanding under the amended BRPAC Credit Agreement is due in quarterly installments. Quarterly installments from September 30, 2022 to December 31, 2022 are in the amount of $2.8 million per quarter, from March 31, 2023 to December 31, 2023 are in the amount of $4.7 million per quarter, from March 31, 2024 to December 31, 2026 are in the amount of $3.8 million per quarter, on March 31, 2027 is in the amount of $2.8 million, and the remaining principal balance is due at final maturity on June 30, 2027.

As of June 30, 2022 and December 31, 2021, the outstanding balance on the term loan was $74.1 million (net of unamortized debt issuance costs of $0.9 million), and $53.7 million (net of unamortized debt issuance costs of $0.6 million), respectively. Interest expense on the term loan during the three months ended June 30, 2022 and 2021 was $0.6 million (including amortization of deferred debt issuance costs of $0.1 million) and $0.7 million (including amortization of deferred debt issuance costs of $0.08 million), respectively. Interest expense on the term loan during the six months ended June 30, 2022 and 2021 was $0.6 million (including amortization of deferred debt issuance costs of $0.1 million) and $1.4 million (including amortization of deferred debt issuance costs of $0.2 million), respectively.

We are in compliance with all financial covenants in the amended BRPAC Credit Agreement as of June 30, 2022.
Senior Note Offerings
During the three months ended June 30, 2022 and 2021, we issued $15.8 million and $72.5 million, respectively, of senior notes, and during the six months ended June 30, 2022 and 2021, we issued $35.9 million and $85.3 million, respectively, of senior notes due with maturities dates ranging from May 2024 to August 2028 pursuant to At the Market Issuance Sales Agreements with B. Riley Securities, Inc. which governs the program of at-the-market sales of the Company’s senior notes. A series of prospectus supplements were filed by the Company with the SEC which allowed the Company to sell these senior notes.
As of June 30, 2022 and December 31, 2021, the total senior notes outstanding was $1,644.8 million (net of unamortized debt issue costs of $19.1 million) and $1,606.6 million (net of unamortized debt issue costs of $21.5 million) with a weighted average interest rate of 5.70% and 5.69%, respectively. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes totaled $24.7 million and $20.0 million for the three months ended June 30, 2022 and 2021, respectively, and totaled $49.1 million and $38.6 million for the six months ended June 30, 2022 and 2021, respectively.

The most recent sales agreement prospectus was filed by us with the SEC on January 5, 2022 (the “January 2022 Sales Agreement Prospectus”), supplementing the prospectus filed on August 11, 2021, the prospectus filed on April 6, 2021, and the prospectus filed on January 28, 2021. This program provides for the sale by the Company of up to $250.0 million of certain of the Company’s senior notes. As of June 30, 2022, and December 31, 2021 the Company had $76.0 million and $111.9 million, respectively, remaining availability under the January 2022 Sales Agreement.

Off Balance Sheet Arrangements

Information about our off-balance sheet arrangements is included in Note 15 of the Notes to the Condensed Consolidated Financial Statements. Such information is hereby incorporated by reference.
Recent Accounting Standards
See Note 2(t) to the accompanying financial statements for recent accounting standards we have not yet adopted and recently adopted.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We periodically use derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain loans receivable and Auction and Liquidation engagements with operations outside the United States. As of June 30, 2022, there were no forward exchange contracts outstanding. As of December 31, 2021, 6.0€ million forward exchange contracts were outstanding.

The forward exchange contracts were entered into to improve the predictability of cash flows related to a retail store liquidation engagement and a loan receivable. The net gain from forward exchange contracts was zero and $0.4 million during the three months ended June 30, 2022 and 2021, respectively, and $0.1 million and $0.7 million during the six months ended June 30, 2022 and 2021, respectively. This amount is reported as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

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
Interest Rate Risk

Our primary exposure to market risk consists of risk related to changes in interest rates. We utilize borrowings under our senior notes payable and credit facilities to fund costs and expenses incurred in connection with our acquisitions and retail liquidation engagements. Borrowings under our senior notes payable are at fixed interest rates and borrowings under our credit facilities bear interest at a floating rate of interest. We invest in loans receivable that primarily bear interest at floating rates of interest. If floating rates of interest had increased by 1% during the six months ended June 30, 2022, the rate increase would have resulted in an increase in interest expense of $2.1 million.
The primary objective of our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income that we receive from investments without significantly increasing risk. To achieve these objectives, our investments allow us to maintain a portfolio of cash equivalents, short-term investments through a variety of securities owned that primarily includes common stocks, corporate bonds and investments in partnership interests, and loans receivable. Our cash and cash equivalents through June 30, 2022 included amounts in bank checking and liquid money market accounts. We may be exposed to interest rate risk through trading activities in convertible and fixed income securities as well as U.S. Treasury securities, however, based on our daily monitoring of this risk, we believe we currently have limited exposure to interest rate risk in these activities.
Foreign Currency Risk
The majority of our operating activities are conducted in U.S. dollars. Revenues generated from our foreign subsidiaries totaled $5.2 million during the six months ended June 30, 2022 or 2.1% of our total revenues of $248.3 million during the six months ended June 30, 2022. The financial statements of our foreign subsidiaries are translated into U.S. dollars at period-end rates, with the exception of revenues, costs, and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (loss). Transaction gains (losses), which were included in our condensed consolidated statements of operations, amounted to a gain of $1.1 million and $0.2 million during the six months ended June 30, 2022 and 2021, respectively. We may be exposed to foreign currency risk; however, our operating results during the six months ended June 30, 2022 included $5.2 million of revenues and $3.1 million of operating expenses from our foreign subsidiaries and a 10% appreciation or depreciation of the U.S. dollar relative to the local currency exchange rates would result in an approximately $0.5 million change in our operating income during the six months ended June 30, 2022.
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

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that as of June 30, 2022 our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended June 30, 2022, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Exchange Act.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through April 30, 2022	—	—	—	—
May 1 through May 31, 2022	106,982	$49.56	—	—
June 1 through June 30, 2022	32,488	$54.07	—	—
Total	139,470
________________
(1) Purchases made to satisfy the income tax withholding obligations of certain employees upon the vesting and delivery of restricted stock units issued under our 2021 Stock Incentive Plan.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits filed as part of this Quarterly Report are listed in the index to exhibits immediately preceding such exhibits, which index to exhibits is incorporated herein by reference.
Exhibit Index

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

10.1*	Fourth Amendment to Credit Agreement, dated as of June 21, 2022

31.1*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.3*	Certification of Chief Financial Officer and Chief Operating Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________
*    Filed herewith.

**    Furnished herewith.
#    Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B. Riley Financial, Inc.

Date: July 29, 2022	By:	/s/ PHILLIP J. AHN
	Name:	Phillip J. Ahn
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)